Form 10-Q
period 1995-12-31
WALT DISNEY CO/
filed 1996-02-14
CIK 1001039

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549



                               FORM 10-Q


          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended December 31, 1995      Commission File Number 1-11605

                       The Walt Disney Company*

Incorporated in Delaware                    I.R.S. Employer Identification
                                                      No. 95-4545390



       500 South Buena Vista Street, Burbank, California 91521

                            (818) 560-1000



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     YES       NO   X   **

    There were 525,379,279 shares of common stock outstanding as of
                        February 9, 1996.

* The Walt Disney Company ("New Disney") was formerly known as DC Holdco, Inc. New Disney is the parent corporation of Disney Enterprises, Inc. ("Old Disney")(Commission File No. 1-4083; I.R.S. Employer Identification No. 95-0684440), which was known as "The Walt Disney Company" until February 9, 1996, when it became a wholly owned subsidiary of New Disney as a consequence of the acquisition by New Disney of the outstanding capital stock of Capital Cities/ABC, Inc., as more fully described herein. References herein to the "Company" refer to Old Disney prior to February 9, 1996 and New Disney thereafter.

** New Disney became subject to the reporting requirements of the Securities Exchange Act of 1934 on February 9, 1996, upon the effectiveness of its Registration Statement on Form 8-B, and has filed all reports required to be filed since that date.

                     PART I. FINANCIAL INFORMATION
                        THE WALT DISNEY COMPANY
              CONDENSED CONSOLIDATED STATEMENT OF INCOME
            In millions, except per share data (unaudited)


                                               Three Months
                                                  Ended
                                                December 31
                                               1995       1994
         REVENUES
           Filmed entertainment             $ 2,032    $ 1,768
           Theme parks and resorts              976        853
           Consumer products                    810        681
                                              3,818      3,302

         COSTS AND EXPENSES
           Filmed entertainment               1,578      1,320
           Theme parks and resorts              786        686
           Consumer products                    601        505
                                              2,965      2,511

         OPERATING INCOME
           Filmed entertainment                 454        448
           Theme parks and resorts              190        167
           Consumer products                    209        176
                                                853        791

         CORPORATE ACTIVITIES
           General and administrative expenses   54         42
              Net interest expense               13         37
                                                 67         79

         INCOME (LOSS) FROM INVESTMENT IN
              EURO DISNEY                       (22)        28

         INCOME BEFORE INCOME TAXES             764        740
              Income taxes                      268        258

         NET INCOME                           $ 496      $ 482


         EARNINGS PER SHARE                  $ 0.93     $ 0.91


         AVERAGE NUMBER OF COMMON AND
         COMMON EQUIVALENT SHARES
         OUTSTANDING                            534        528


                        THE WALT DISNEY COMPANY
                 CONDENSED CONSOLIDATED BALANCE SHEET
                              In millions


                                              December 31,     September 30,
                                                 1995             1995
                                              (unaudited)

ASSETS
  Cash and cash equivalents                        $997          $1,077
  Investments                                       614             866
  Receivables                                     2,416           1,793
  Merchandise inventories                           784             824
  Film and television costs                       2,297           2,099
  Theme parks, resorts and other property,
    net of accumulated depreciation of $3,150
    and $3,039                                    6,440           6,190
  Investment in Euro Disney                         506             533
  Other assets                                    1,222           1,224
                                                $15,276         $14,606


LIABILITIES AND STOCKHOLDERS' EQUITY
  Accounts and taxes payable and other
    accrued liabilities                          $3,360          $3,043
  Borrowings                                      2,775           2,984
  Unearned royalty and other advances               870             861
  Deferred income taxes                           1,147           1,067
  Stockholders' equity
   Preferred stock, $.10 par value
     Authorized - 100 million shares
     Issued - none
   Common stock, $.025 par value
     Authorized - 1.2 billion shares
     Issued - 576 million shares and 575
     million shares                               1,243           1,226
   Retained earnings                              7,439           6,990
   Cumulative translation and other
     adjustments                                     45              38
                                                  8,727           8,254
   Less treasury shares, at cost - 51
     million shares                               1,603           1,603
                                                  7,124           6,651
                                                $15,276         $14,606

                        THE WALT DISNEY COMPANY
            CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                        In millions (unaudited)

                                               Three Months Ended
                                                   December 31
                                                1995          1994

CASH PROVIDED BY OPERATIONS BEFORE
  INCOME TAXES                               $ 1,006        $  817
  Income taxes paid                              (37)          (45)
                                                 969           772
INVESTING ACTIVITIES
  Film and television costs                     (639)         (456)
  Investments in theme parks, resorts and
    other property                              (375)         (220)
  Purchases of investments                       (15)         (131)
  Proceeds from sales of investments             228           483
  Investment in Euro Disney                      -             145
  Other                                            5             7
                                                (796)         (172)
FINANCING ACTIVITIES
  Borrowings                                     -             804
  Reduction of borrowings                       (219)          (75)
  Repurchases of common stock                    -            (349)
  Dividends                                      (47)          (39)
  Other                                           13            10
                                                (253)          351

Increase (Decrease) in Cash and Cash
  Equivalents                                    (80)          951
Cash and Cash Equivalents, Beginning of
  Period                                       1,077           187
Cash and Cash Equivalents, End of Period        $997       $ 1,138


   The difference between Income Before Income Taxes as shown on the
    Condensed Consolidated Statement of Income and Cash Provided by
        Operations Before Income Taxes is explained as follows:

INCOME BEFORE INCOME TAXES                      $764         $ 740
CHARGES TO INCOME NOT REQUIRING CASH OUTLAYS
  Amortization of film and television costs      441           319
  Depreciation                                   125           103
  Euro Disney                                     22           (28)
  Other                                           23            14
CHANGES IN
  Investments in trading securities               41            11
  Receivables                                   (623)         (403)
  Merchandise inventories                         40            70
  Other assets                                    (7)           37
  Accounts payable and other accrued
    liabilities                                  171           (30)
  Unearned royalty and other advances              9           (16)
                                                 242            77
CASH PROVIDED BY OPERATIONS BEFORE INCOME
  TAXES                                       $1,006          $817

SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid                                  $47          $ 21


                        THE WALT DISNEY COMPANY
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. These condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter are not necessarily indicative of the results that may be expected for the year ending September 30, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1995.

2. On February 9, 1996, the Company acquired Capital Cities/ABC, Inc. ("Cap Cities") in a transaction that will be accounted for as a purchase, pursuant to a reorganization agreement executed in July 1995. As consideration for the purchase, stockholders of Cap Cities have the right to receive one share of common stock and $65 in cash, or the equivalent value in common stock or in cash, subject to certain limitations, for each of their shares. The acquisition cost is $19 billion based upon the Company's common stock price as of the date the transaction was announced.

   Cap Cities, directly or through its subsidiaries, operates the ABC Television Network, ten television stations, the ABC Radio Networks and 21 radio stations, and provides programming for cable television. Through joint ventures, Cap Cities is also engaged in international broadcast/cable services and television production and distribution. Cap Cities also publishes daily and weekly newspapers, shopping guides, various specialized and business periodicals and books, provides research services, and distributes information from databases.

   The Company's consolidated results of operations will incorporate Cap Cities activity commencing upon the acquisition date. The unaudited pro forma combined information below presents combined results of operations of the Company as if the acquisition had occurred October 1, 1995 and balance sheet information as if the acquisition had occurred on December 31, 1995. The unaudited pro forma combined information, based upon the historical consolidated financial statements of the Company and Cap Cities, is based on an acquisition cost of $19 billion and assumes that an estimated $16 billion excess of acquisition cost over the book value of Cap Cities' net tangible assets is allocated to intangible assets with a useful life of 40 years. In addition, since the exact amounts of cash and/or shares of common stock issuable to Cap Cities shareholders are dependent upon certain elections to be made by Cap Cities shareholders and other conditions as defined in the reorganization agreement, two alternative scenarios of unaudited pro forma combined financial information are presented, which give effect to the range of possible amounts of common stock and/or cash to be received by Cap Cities shareholders. Scenario 1 assumes that all Cap Cities shareholders receive one share of common stock of the Company and $65 in cash for each outstanding share of Cap Cities common stock, reflecting the maximum number of shares of common stock which could be issued in connection with the acquisition. Scenario 2 assumes that all Cap Cities shareholders receive solely cash for each outstanding share of Cap Cities common stock.

                                Scenario       Scenario
                                   1              2

                                Quarter        Quarter
                                 ended          ended
                             Dec. 31, 1995   Dec. 31, 1995
     Statement of
     Income Data
       Revenues               $ 5,875         $ 5,875
       Net income             $   578         $   483
       Earnings per share (1) $  0.84         $  0.90

                              Dec. 31, 1995   Dec. 31, 1995
     Balance Sheet Data
       Total assets           $34,459         $34,459
       Borrowings             $11,371         $20,956
       Stockholders' equity   $15,936          $6,351

    (1) Earnings per share excluding amortization of intangible assets would be $0.99 and $1.09 under scenarios 1 and 2, respectively.

   The unaudited pro forma combined information is not necessarily indicative of the results of operations of the combined company had the acquisition occurred October 1, 1995, or the financial position had the acquisition occurred on December 31, 1995, nor is it necessarily indicative of future results or financial position.

3. Dividends per share for the quarters ended December 31, 1995 and 1994 were $.09 and $.075, respectively.

4. During January 1996, the Company advised the Justice Department and the Federal Communications Commission ("FCC") of its intention to divest itself of KCAL-TV. In addition, the FCC has required that the Company divest its interest in certain radio stations or newspapers in Detroit and Fort Worth. The Company is evaluating various disposition alternatives at this time. The Company does not expect such dispositions to have a material impact on its financial position.

                        THE WALT DISNEY COMPANY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company's businesses are subject to the effects of seasonality. Consequently, the operating results for the quarter ended December 31, 1995 for each line of business, and for the Company as a whole, are not necessarily indicative of results for the full year. The reader is encouraged to read the Company's 1995 Annual Report on Form 10-K in conjunction with this interim report.

Filmed Entertainment operating results fluctuate based upon the timing of theatrical and home video releases. Release dates are determined by several factors, including timing of vacation and holiday periods and competition in the market.

The Theme Parks and Resorts business experiences fluctuations in theme park attendance and resort occupancy resulting from the nature of vacation travel. Peak attendance and resort occupancy generally occur during the summer months when school vacations occur and during early-winter and spring holiday periods.

Operating results for Consumer Products are influenced by seasonal consumer purchasing behavior and by the timing of animated theatrical releases.

RESULTS OF OPERATIONS

For the Quarter Ended December 31, 1995

Filmed Entertainment

Revenues increased 15% or $264 million to $2.03 billion, driven by growth of $94 million in home video revenues, $78 million in television revenues, and $34 million in theatrical revenues. Home video revenues increased primarily due to titles in international release, including the expanded release of The Lion King, and also reflect the domestic release of Cinderella and The Santa Clause, compared to the worldwide release of Snow White and the Seven Dwarfs and the expanded international release of Aladdin in the prior year. Television revenues reflect increases in domestic pay and syndicated television, and growth in cable operations worldwide. Theatrical revenues increased primarily due to titles in domestic release, including Toy Story, and also reflect the expanded international release of Pocahontas and While You Were Sleeping and the international release of The Santa Clause, compared to the domestic rerelease and expanded international release of The Lion King and the domestic release of The Santa Clause and Pulp Fiction in the prior year.

                        THE WALT DISNEY COMPANY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Filmed Entertainment (continued)

Operating income increased 1% or $6 million to $454 million, primarily due to growth in home video and television. Theatrical results were lower than the prior year. Costs and expenses, which consist principally of production cost amortization and distribution and selling expenses, increased 20% or $258 million, primarily due to higher theatrical distribution and home video selling costs, and higher production cost amortization.


Theme Parks and Resorts

Revenues increased 14% or $123 million to $976 million. The increase reflected growth of $66 million due to higher domestic and international theme park attendance in Florida and California, and $21 million from an increase in occupied rooms at Florida resorts, primarily attributable to the successful phased opening of Disney's All-Star Music Resort during the prior year.

Operating income increased 14% or $23 million to $190 million, driven by higher theme park attendance and increased occupied rooms at Florida resorts. Costs and expenses, which consist principally of labor, costs of merchandise, food and beverages sold, depreciation, repairs and maintenance, entertainment, and marketing and sales expenses, increased 15% or $100 million. The increase was primarily due to higher operating costs resulting from higher attendance and expansion of theme park attractions and Florida resorts, and increased marketing and sales efforts.


Consumer Products

Revenues increased 19% or $129 million to $810 million, driven by an increase of $60 million from the Disney Stores and $45 million from worldwide character merchandise licensing. The growth in the Disney Stores resulted from the addition of 106 new locations worldwide since the first quarter of the prior year, partially offset by a 7% decline in comparable store sales due to a strong contribution from The Lion King merchandise in the prior year. Worldwide merchandise licensing growth was generated by the continued strength of traditional characters, particularly internationally.

Operating income increased 19% or $33 million to $209 million, reflecting worldwide growth in character merchandise licensing and expansion of the Disney Stores. Costs and expenses, which consist principally of costs of goods sold, labor, rent and occupancy, and publicity and promotion, increased 19% or $96 million, primarily due to ongoing expansion of the Disney Stores.

                        THE WALT DISNEY COMPANY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Corporate Activities

General and administrative expenses increased 29% or $12 million for the quarter, reflecting higher corporate general and administrative expenses partially offset by improved operating results from Disney Sports Enterprises (The Mighty Ducks of Anaheim).

Investment in Euro Disney

The Company's investment in Euro Disney resulted in a loss of $22 million. Results for the prior year quarter include a gain of $55 million from the sale of approximately 75 million shares, or 20% of Old Disney's investment in Euro Disney, to Prince Alwaleed Bin Talal Bin Abdulaziz Al Saud.

Income Taxes

The effective income tax rate was 35.1%, compared to 34.8% for the prior-year quarter.


FINANCIAL CONDITION

For the quarter ended December 31, 1995, cash provided by operations increased 26% or $197 million to $969 million, primarily due to increased operating income in each business segment.

Net borrowings (borrowings less cash and liquid investments) increased $120 million to $1.5 billion, primarily due to a reduction in cash and liquid investments, partially offset by payments of existing debt.

During the quarter, the Company invested $639 million to develop and produce film and television properties and $375 million primarily to design and develop new theme park attractions and resort properties.

In February 1996, the Company acquired Capital Cities/ABC, Inc.
("Cap Cities") pursuant to a reorganization agreement executed in July 1995. As consideration for the purchase, shareholders of Cap Cities have the right to receive a combination of common stock and cash. The relative proportions of common stock and cash consideration payable to Cap Cities shareholders are dependent upon certain elections to be made by Cap Cities shareholders and other conditions as defined in the reorganization agreement.

The Company intends to initially fund the cash portion of the Cap Cities purchase consideration through the issuance of commercial paper and the use of existing cash and investments. The Company has established bank facilities totaling $10 billion to support the issuance of commercial paper. The Company may subsequently replace the commercial paper with longer-term financing. The Company filed a shelf registration statement in November 1995 permitting the issuance from time to time of up to $5 billion of debt and preferred equity securities.

Although the issuance of new debt and equity securities will significantly change the Company's capitalization, the Company believes that its financial condition will remain strong and that its cash, other liquid assets, operating cash flows, access to equity capital markets and borrowing capacity, taken together, will continue to provide adequate resources to fund ongoing operating requirements and future capital expenditures related to the expansion of existing businesses and development of new projects.

                      PART II. OTHER INFORMATION
                        THE WALT DISNEY COMPANY



Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

     (3)  Amended and Restated By-Laws, dated as of November 13, 1995

     (10) First Amendment to the Disney Salaried Retirement Plan as amended and restated effective January 1, 1988

     (27) Financial Data Schedule (filed electronically only)


(b)  Reports on Form 8-K

          (i) Report on Form 8-K, dated October 6, 1995, with respect to the execution of an Amended and Restated Agreement and Plan of Reorganization by the Company and Capital
          Cities/ABC, Inc.

          (ii) Report on Form 8-K, dated December 1, 1995, with respect to the effectiveness of the shelf registration statement of the Company.

                        THE WALT DISNEY COMPANY





                               SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.











                              THE WALT DISNEY COMPANY
                              (Registrant)





                              By /s/ Richard D. Nanula

                                Richard D. Nanula
                                Senior Executive Vice President and
                                Chief Financial Officer


February 14, 1996
Burbank, California