Form 10-Q
period 1996-03-31
WALT DISNEY CO/
filed 1996-05-13
CIK 1001039

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549



                               FORM 10-Q


          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 1996      Commission File Number 1-11605

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

      YES       NO   X   **

  There were 680,618,048 shares of common stock outstanding as of May 8, 1996.

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



                                      Three Months        Six Months
                                          Ended             Ended
                                        March 31           March 31
                                      1996      1995     1996      1995
                                    --------  -------- --------- --------
REVENUES                             $4,543    $2,951   $8,380    $6,254

COSTS AND EXPENSES                   (3,887)   (2,343)  (6,861)   (4,858)

ACCOUNTING CHANGE                      (300)      -       (300)      -
                                    --------  -------- --------- --------

OPERATING INCOME                        356       608    1,219     1,396

CORPORATE ACTIVITIES AND OTHER          (97)      (80)    (182)      (92)

NET INTEREST EXPENSE                    (83)      (44)     (96)      (80)

ACQUISITION-RELATED COSTS              (225)       -      (225)       -
                                    --------  -------- --------- --------

INCOME/(LOSS) BEFORE INCOME TAXES       (49)      484      716     1,224

INCOME TAXES/(BENEFIT)                  (24)      168      244       426
                                    --------  -------- --------- --------

NET INCOME/(LOSS)                    $  (25)   $  316   $  472    $  798
                                    --------  -------- --------- --------

EARNINGS/(LOSS) PER SHARE            $(0.04)   $ 0.60   $ 0.86    $ 1.51
                                    --------  -------- --------- --------



Average number of common and
common equivalent shares
outstanding                             567       529      550       529
                                    --------  -------- --------- --------



                      THE WALT DISNEY COMPANY
               CONDENSED CONSOLIDATED BALANCE SHEET
                            In millions



                                                March 31,   September 30,
                                                  1996          1995
                                               ------------ -------------
                                               (unaudited)
ASSETS
   Cash and cash equivalents                    $    281      $  1,077
   Investments                                       565           866
   Receivables                                     3,309         1,793
   Merchandise inventories                           878           824
   Film and television costs                       3,621         2,099
   Theme parks, resorts and other property,
    net of accumulated depreciation of
    $4,203 and $3,039                              7,632         6,190
   Intangible assets, net                         17,697             -
   Other assets                                    2,784         1,757
                                                  -------       -------
                                                $ 36,767      $ 14,606
                                                  -------       -------
                                                  -------       -------

LIABILITIES AND STOCKHOLDERS' EQUITY
   Accounts and taxes payable and accrued
    liabilities                                 $  6,933      $  3,043
   Borrowings                                     12,040         2,984
   Deferred income taxes                             852         1,067
   Unearned royalty and other advances             1,073           861
   Stockholders' equity
    Preferred stock, $.01 par value;
     $.10 at September 30, 1995
      Authorized - 100 million shares
      Issued - none
    Common stock, $.01 par value;
     $.025 at September 30, 1995
      Authorized - 1.2 billion shares
      Issued - 680 million shares and
               575 million shares                  8,482         1,226
    Retained earnings                              7,340         6,990
    Cumulative translation and other
     adjustments                                      47            38
                                                  -------       -------
                                                  15,869         8,254
    Less treasury shares, at cost - 51
     million shares at September 30, 1995              -         1,603
                                                  -------       -------
                                                  15,869         6,651
                                                  -------       -------
                                                $ 36,767      $ 14,606
                                                  -------       -------
                                                  -------       -------


                      THE WALT DISNEY COMPANY
          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                      In millions (unaudited)

                                                     Six Months Ended
                                                         March 31
                                                ---------------------------
                                                   1996            1995
                                                -----------     -----------
 NET INCOME                                      $   472          $  798
                                                 ---------        --------

CHARGES TO INCOME NOT REQUIRING CASH OUTLAYS
   Amortization of film and television costs       1,183             707
   Depreciation                                      322             233
   Amortization of intangibles                        74               -
   Accounting change                                 300               -
   Other                                              67              20

CHANGES IN
   Investments in trading securities                  85             (34)
   Receivables                                      (401)           (169)
   Merchandise inventories                           (22)             43
   Other assets                                     (238)           (251)
   Accounts and taxes payable and accrued
    liabilities                                     (120)            510
   Deferred income taxes                              73            (159)
   Unearned royalty and other advances               168             128
                                                 ---------        --------
                                                   1,491           1,028
                                                 ---------        --------

CASH PROVIDED BY OPERATIONS                        1,963           1,826
                                                 ---------        --------

INVESTING ACTIVITIES
   Acquisition of Capital Cities/ABC, Inc.,
    net of cash acquired                          (8,432)              -
   Film and television costs                      (2,156)           (929)
   Investments in theme parks, resorts,
    and other property                              (710)           (424)
   Purchases of marketable securities                (18)           (383)
   Proceeds from sale of marketable securities       301             611
   Other                                               2             117
                                                 ---------        --------
                                                 (11,013)         (1,008)
                                                 ---------        --------
FINANCING ACTIVITIES
   Borrowings                                      8,726           1,009
   Reduction of borrowings                          (370)           (759)
   Repurchases of common stock                         -            (349)
   Dividends                                        (122)            (86)
   Exercise of stock options and other                20              62
                                                 ---------        -------
                                                   8,254            (123)
                                                 ---------        -------

Increase (Decrease) in Cash and Cash                (796)            695
Equivalents
 Cash and Cash Equivalents, Beginning of Period    1,077             187
                                                  --------        -------

Cash and Cash Equivalents, End of Period        $    281        $    882
                                                  --------        -------
                                                  --------        -------


                      THE WALT DISNEY COMPANY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. These condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the quarter are not necessarily indicative of the results that may be expected for the year ending September 30, 1996. Certain reclassifications have been made in the 1995 financial statements to conform to the 1996 presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1995.

2. On February 9, 1996 ("the effective date"), the Company completed its acquisition of Capital Cities/ABC, Inc. ("Capital Cities") pursuant to a reorganization agreement executed in July 1995. Pursuant to the acquisition, aggregate consideration paid to Capital Cities shareholders consisted of $10 billion in cash and 154.6 million shares of Company common stock valued at $8.9 billion based on the stock price as of the date the transaction was announced. Payment was effected on March 14, 1996.

    The acquisition has been accounted for as a purchase and the acquisition cost of $18.9 billion has been allocated to the assets acquired and liabilities assumed based on preliminary estimates of their respective fair values. Assets acquired totaled $5.4 billion (of which $1.5 billion was cash) and liabilities assumed were $4.3 billion. A total of $17.8 billion, representing the excess of acquisition cost over the fair value of Capital Cities' net tangible assets, has been allocated to intangible assets and is being amortized over 40 years.

    In connection with the acquisition, all common shares of old Disney outstanding immediately prior to the effective date of the acquisition were canceled and replaced with common shares of new Disney and all treasury shares were canceled and retired.

    The Company's consolidated results of operations have incorporated Capital Cities activity commencing upon the effective date of the acquisition. The unaudited pro forma information below presents combined results of operations as if the acquisition had occurred at the beginning of the respective periods presented. The unaudited pro forma information is not necessarily indicative of the results of operations of the combined company had the acquisition occurred at the beginning of the periods presented, nor is it necessarily indicative of future results.

                                   (in millions, except per share data)
                                 Quarter Ended          Six Months Ended
                                   March 31,                March 31,
                              ---------------------   --------------------
                                1996        1995        1996       1995
                              ---------   ---------   ---------  ---------
     Revenues                  $ 4,986     $ 4,558     $10,879    $ 9,835
     Net income (1)            $    45     $   274     $   604    $   782
     Earnings per share (1)    $  0.06     $  0.40     $  0.88    $  1.15

      (1)The 1996 periods include the impact of a $300 million non-cash charge related to the initial adoption of a new accounting standard (see Note
         5). The charge reduced earnings per share by $0.25 for the quarter and six-months.

3. In March 1996, the Company issued $8.8 billion of commercial paper borrowings to partially fund the cash consideration payable to Capital Cities shareholders. Subsequently, the Company issued $2.6 billion of Senior Notes (the Notes) principally in markets in the United States, Europe and Asia. The Notes are senior, unsecured debt obligations of the Company and were issued in two tranches, $1.3 billion that mature on March 30, 2001 and bear interest at 6.38%, and $1.3 billion that mature on March 30, 2006 and bear interest at 6.75%. Interest on the Notes is paid semi-annually through maturity. The proceeds from the Notes were used to partially
    retire the commercial paper borrowings.   Commercial paper
    outstanding as of March 31, 1996 totaled $6.2 billion with maturities of up to one year, and an average interest rate of 5.35%. The remaining commercial paper borrowings are supported by bank facilities totaling $7 billion, which expire in one to five years and which allow for borrowings at various interest rates.

    The Company also assumed certain Capital Cities commitments to purchase broadcast rights for various feature film, sports and other programming. At March 31, 1996, the total of such commitments was $3.7 billion, payable over the next five years.

4. During April 1996, the Company adopted a new stock repurchase program. The program will allow the Company to purchase up to 104.5 million shares of its Common Stock from time to time in the open market or in privately negotiated transactions. The stock repurchase program replaces a similar program that was in place prior to the acquisition of Capital Cities.

5. During the current quarter, the Company recorded two non-recurring charges. The Company implemented Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121). This new accounting standard changes the method that companies use to evaluate the carrying value of such assets by, among other things, requiring companies to evaluate assets at the lowest level at which identifiable cash flows can be determined. The implementation of SFAS 121 resulted in the Company recognizing a $300 million non-cash charge related principally to certain assets included in the Theme Parks and Resorts segment. In addition, the Company recognized a $225 million charge for costs related to the acquisition of Capital Cities. Acquisition-related costs consist principally of interest costs related primarily to imputed interest for the period from the effective date of the acquisition until March 14, 1996, the date that cash and stock consideration was issued to Capital Cities shareholders.

6. Dividends per share for the quarters ended March 31, 1996 and 1995 were $.11 and $.09, respectively.

                      The Walt Disney Company
              Management's Discussion and Analysis of
           Financial Condition and Results of Operations


Business segments

      On February 9, 1996 ("the effective date"), the Company acquired Capital Cities/ABC, Inc. ("Capital Cities"). The consolidated financial statements include the results of Capital Cities from the acquisition date. As a result of the acquisition, the Company has reconfigured its financial reporting segments. Prior-year results have been reclassified to reflect the new segment configuration. A description of the Company's new business segments follows.

      Creative Content includes the production of live-action and animated motion pictures for distribution to theatrical, home video and television markets, the production and distribution of original television programming, the licensing of the Company's name, characters and other properties, and the distribution of such properties through the Disney Store. Also included are the development and marketing of educational and entertainment software and audio products, the production of live stage plays and the publishing of newspapers, books and periodicals.

      Broadcasting includes the ABC Television Network and the ABC Radio Networks, owned television and radio stations, and the production and distribution of cable programming by ESPN and The Disney Channel.

      Theme Parks and Resorts includes the Walt Disney World(R) destination resort in Florida, Disneyland Park(R) and hotels in California, royalties earned from the Tokyo Disneyland theme park, certain real estate development operations and Disney Sports Enterprises.

      In addition to the business segments discussed above, Corporate Activities and Other includes the Company's equity share of operating results of investees, including Euro Disney and the A&E and Lifetime television networks, as well as the impact of a third-party minority interest in ESPN. Also included are corporate general and administrative expenses.

                      The Walt Disney Company
              Management's Discussion and Analysis of
     Financial Condition and Results of Operations (continued)

Seasonality

      The Company's businesses are subject to the effects of seasonality. Consequently, the operating results for the quarter ended March 31, 1996 for each line of business, and for the Company as a whole, are not necessarily indicative of results for the full year. The reader is encouraged to read the Company's 1995 Annual Report on Form 10-K in conjunction with this interim report.

      Creative Content operating results fluctuate based upon the timing of theatrical and home video releases and seasonal consumer purchasing behavior. Release dates are determined by several factors, including timing of vacation and holiday periods and competition in the market.

      Broadcasting operating results are influenced by advertiser demand and the seasonal nature of programming, and generally peak in the spring and fall.

      Theme Parks and Resorts operating results experience fluctuations in theme park attendance and resort occupancy resulting from the nature of vacation travel. Peak attendance and resort occupancy generally occur during the summer months when school vacations occur and during early-winter and spring holiday periods.

                      The Walt Disney Company
              Management's Discussion and Analysis of
     Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS
For the Quarter and Six Months Ended March 31, 1996

      The Company's results of operations have incorporated Capital Cities activity commencing upon the effective date of the acquisition. For comparative purposes, certain information presented below is on a "pro forma" basis and reflects the acquisition of Capital Cities as though it had occurred at the beginning of the respective periods presented. The pro forma results are not necessarily indicative of the combined results that would have occurred had the acquisition actually occurred at the beginning of fiscal 1995.

Consolidated Results - Quarter

                               (unaudited; in millions, except per share data)
                                      Pro forma               As reported
                              -----------------------  -----------------------
                               1996    1995  %Change    1996    1995   %Change
                              ------  ------ -------   ------  ------  -------
Revenues                      $4,986  $4,558     9%    $4,543  $2,951    54%
Costs and Expenses            (4,324) (3,760)   15     (3,887) (2,343)   66
Accounting Change               (300)     -     n/m      (300)     -     n/m
Operating Income                 362     798   (55)       356     608   (41)
Corporate Activities
 and Other                       (99)    (87)   14        (97)    (80)   21
Net Interest Expense            (182)   (214)  (15)       (83)    (44)   89
Acquisition-Related Costs         -       -      -       (225)     -     n/m
Income/(Loss) Before
 Income Taxes                     81     497   (84)       (49)    484    n/m
Income Taxes/(Benefit)            36     223   (84)       (24)    168    n/m
Net Income/(Loss)              $  45   $ 274   (84)     $ (25)  $ 316    n/m
Earnings/(Loss) Per Share      $0.06   $0.40   (85)     $(0.04) $0.60    n/m
Earnings Per Share
 excluding non-recurring
 charges                      $ 0.31   $0.40   (23)     $0.47   $0.60   (22)
Amortization of intangible
 assets included in
 operating income              $ 111   $ 111     -      $  74   $  -    n/m
                               -----   -----            -----   -----
                               -----   -----            -----   -----

      During the current quarter, the Company recorded two non-recurring charges. The Company implemented Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121). This new accounting standard changes the method that companies use to evaluate the carrying value of such assets by, among other things, requiring companies to evaluate assets at the lowest level at which identifiable cash flows can be determined. The implementation of SFAS 121 resulted in the Company recognizing a $300 million non-cash charge related principally to certain assets included in the Theme Parks and Resorts segment. In addition, the Company recognized a $225 million charge for costs related to the acquisition of Capital Cities. Acquisition-related costs consist principally of interest costs primarily

                      The Walt Disney Company
              Management's Discussion and Analysis of
     Financial Condition and Results of Operations (continued)

Consolidated Results - Quarter (continued)

related to imputed interest for the period from the effective date of the acquisition until March 14, 1996, the date that cash and stock consideration was issued to Capital Cities shareholders.

      As reported net income excluding the non-recurring charges decreased 15% from the prior-year quarter to $268 million and earnings per share was $0.47, reflecting a 22% decrease. These results were impacted by the acquisition of Capital Cities, which resulted in significant increases in amortization of intangible assets, interest expense, the effective income tax rate and shares outstanding. Excluding amortization of acquisition-related intangible assets and the non-recurring charges, earnings per share was $0.60, equal to the prior-year quarter.

      As reported net interest expense increased 89% to $83 million primarily due to acquisition-related borrowings during the quarter. The effective income tax rate increased from 34.8% to 49.6% reflecting the impact of non-deductible amortization of intangible assets and imputed interest, and higher state taxes all arising from the acquisition.

      Pro forma net income excluding the non-recurring charges decreased 22% from the prior-year quarter to $213 million and earnings per share was $0.31, reflecting a 23% decrease.

      Pro forma net interest expense decreased 15% from the prior-year quarter to $182 million due primarily to lower interest rates.

Consolidated Results  - Six Months

                              (unaudited; in millions, except per share data)
                                      Pro forma               As reported
                             ------------------------   ----------------------
                               1996    1995  %Change     1996    1995  %Change
                              ------  ------ -------    ------  ------ -------
Revenues                     $10,879  $9,835    11%    $8,380  $6,254   34%
Costs and Expenses            (9,022) (7,905)   14     (6,861) (4,858)  41
Accounting Change               (300)     -     n/m      (300)    -     n/m
Operating Income               1,557   1,930   (19)     1,219   1,396  (13)
Corporate Activities
 and Other                      (122)   (103)   18       (182)    (92)  98
Net Interest Expense            (339)   (409)  (17)       (96)    (80)  20
Acquisition-Related Costs         -       -      -       (225)      -   n/m
                                ----    ----             ----    ----
Income Before Income Taxes     1,096   1,418   (23)       716   1,224  (42)
Income Taxes                     492     636   (23)       244     426  (43)
Net Income                    $  604  $  782   (23)    $  472  $  798  (41)
Earnings per share            $ 0.88  $ 1.15   (23)    $ 0.86  $ 1.51  (43)
Earnings Per Share excluding
 non-recurring charges        $ 1.13  $ 1.15    (2)    $ 1.39  $ 1.51   (8)
Amortization of intangible
 assets included in
 operating income             $  222  $  222     -     $   74  $   -    n/m


                      The Walt Disney Company
              Management's Discussion and Analysis of
     Financial Condition and Results of Operations (continued)

Consolidated Results - Six Months (continued)

      As reported net income for the six months excluding the non-recurring charges decreased 4% from the prior-year period to $765 million and earnings per share was $1.39, reflecting an 8% decrease. Excluding amortization of acquisition-related intangible assets and the non-recurring charges, earnings per share was $1.52, reflecting a 1% increase over the prior-year period.

      As reported corporate activities and other increased 98% principally due to a $55 million gain in the prior-year first quarter related to the sale of a portion of the Company's investment in Euro Disney, and higher corporate general and administrative expenses. Net interest expense increased 20% due to the partial-period impact of new borrowings associated with the acquisition of Capital Cities, partially offset by lower interest rates.

      Pro forma net income for the six months excluding the non-recurring charges was $779 million, approximating the prior-year period, and earnings per share decreased 2% to $1.13.

      Pro forma net interest expense decreased 17% to $339 million reflecting lower interest rates.


Business Segment Results

      The Company's results of operations have incorporated Capital Cities activity commencing upon the effective date of the acquisition. The following information presents operating results for the Company's business segments for the quarter and six months. For comparative purposes, certain information and discussions presented below are on a "pro forma" basis, reflecting the acquisition of Capital Cities as though it had occurred at the beginning of the respective periods for which information is presented. The pro forma results are not necessarily indicative of the combined results that would have occurred had the acquisition actually occurred at the beginning of those periods.

                      The Walt Disney Company
              Management's Discussion and Analysis of
        Financial Condition and Results of Operations (continued)

Business Segment Results - Quarter

                                  (Unaudited; in millions)
                            Pro forma               As reported
                      -----------------------  ------------------------
                       1996    1995   %Change   1996    1995    %Change
                      ------  ------  -------  ------  ------   -------
Revenues:
   Creative Content   $2,510  $2,221    13%    $2,424  $1,930      26%
   Broadcasting        1,421   1,417      -     1,064     101     n/m
   Theme Parks &
      Resorts          1,055     920    15      1,055     920      15
   Total              $4,986  $4,558     9%    $4,543   2,951      54%

Operating Income:(1)
   Creative Content    $ 262   $ 418   (37)%   $  263  $  407     (35)%
   Broadcasting          198     198      -       191      19     n/m
   Theme Parks &
      Resorts            202     182    11        202     182      11
                         662     798   (17)       656     608       8
   Accounting Change
    for SFAS 121         (300)    -    n/m       (300)     -      n/m
   Total Operating
    Income             $  362  $ 798   (55)%   $  356  $  608     (41)%

(1) Includes depreciation and amortization (excluding film cost) of:

  Creative Content     $  48   $  41            $  45   $  26
  Broadcasting           128     127               93       2
  Theme Parks &
     Resorts              87      80               87      80
                       $ 263   $ 248            $ 225   $ 108


Creative Content - Quarter

      Revenues increased 13% or $289 million to $2.5 billion, driven by growth of $100 million in theatrical, $57 million in television, $52 million in character merchandise licensing, and $42 million in the Disney Stores. Theatrical revenues reflect the box office success of Mr. Holland's Opus domestically and Toy Story and Dangerous Minds internationally. Television revenues increased due to the success of titles internationally and in domestic syndication. Merchandise licensing revenues reflect the continued strength of standard characters, particularly in international markets. The growth in the Disney Stores reflects the impact of new stores, partially offset by lower comparable store sales due to the strength of The Lion King merchandise in the prior year.

      Operating income decreased 37% or $156 million to $262 million, primarily due to lower theatrical results and lower home video results, which reflected the prior-year profitability of The Lion King in domestic home video markets, partially offset by improved results in television and international merchandise licensing. Costs and expenses, which consist principally of production cost amortization, distribution and selling expenses, merchandise cost, labor and occupancy, increased 25% or

                      The Walt Disney Company
              Management's Discussion and Analysis of
        Financial Condition and Results of Operations (continued)


Creative Content - Quarter (continued)

$445 million. The increase is primarily due to higher theatrical distribution and home video selling costs, the write-off of certain theatrical development projects and expansion of the Disney Stores.

Broadcasting - Quarter

      Revenues remained flat at $1.4 billion, reflecting a $60 million increase in revenues at ESPN, due primarily to higher advertising revenues and affiliate fees resulting from expansion, offset by a $63 million decrease in television network revenues, primarily due to the impact of audience shortfalls and the absence of the Super Bowl in the current period.

      Operating income remained flat at $198 million, reflecting increases at ESPN offset by decreases at the television network, primarily due to the impact of audience shortfalls and the absence of the Super Bowl in the current period. Costs and expenses, which consist primarily of programming, selling, general and administrative costs remained flat at $1.2 billion, reflecting increased program rights and production costs driven by growth at ESPN and higher network program costs related to a change in program mix in response to audience shortfalls, offset by a decrease in program rights costs primarily due to the absence of the Super Bowl in the current period.

Theme Parks and Resorts - Quarter

      Revenues increased 15% or $135 million to $1.1 billion, reflecting growth of $77 million due to higher domestic and international theme park attendance and increased guest spending in Florida and California, and $11 million from an increase in occupied rooms at Florida resorts, primarily attributable to the successful phased opening of Disney's All-Star Music Resort during the prior year.

      Operating income increased 11% or $20 million to $202 million, driven by higher theme park attendance and guest spending and increased occupied rooms at Florida resorts. Costs and expenses which consist principally of labor, costs of merchandise, food and beverages sold, depreciation, repairs and maintenance, entertainment, and marketing and sales expenses, increased 16% or $115 million. The increase was primarily due to higher operating costs resulting from higher attendance and expansion of theme park attractions and Florida resorts, and increased marketing and sales efforts.

                      The Walt Disney Company
              Management's Discussion and Analysis of
     Financial Condition and Results of Operations (continued)

Business Segment Results - Six Months

                                  (Unaudited; in millions)
                            Pro forma               As reported
                      ----------------------- -------------------------
                       1996    1995   %Change   1996    1995    %Change
                      ------  ------  -------  ------  ------   -------
Revenues:
   Creative Content   $5,554  $4,888    14%    $5,144  $4,277     20%
   Broadcasting        3,276   3,173     3      1,187     202     n/m
   Theme Parks &
      Resorts          2,049   1,774    16      2,049   1,775     15
   Total             $10,879  $9,835    11%    $8,380  $6,254     34%

Operating Income:(1)
   Creative Content    $ 928   $1,058  (12)%   $  912  $1,024    (11)%
   Broadcasting          532     528     1        209      27     n/m
   Theme Parks &
      Resorts            397     344    15        398     345     15
                       1,857   1,930    (4)     1,519   1,396      9

   Accounting Change
    for SFAS 121        (300)     -     n/m      (300)     -      n/m
   Total Operating
    Income            $1,557  $1,930   (19)%   $1,219   $1,396   (13)%

(1) Includes depreciation and amortization (excluding film cost) of:

  Creative Content     $  96   $  82            $  84   $  52
  Broadcasting           256     254              118       4
  Theme Parks &
     Resorts             174     160              174     160
                       $ 526   $ 496            $ 376   $ 216


Creative Content - Six Months

     Revenues increased 14% or $666 million to $5.6 billion, driven by growth of $134 million in theatrical, $104 million in television, $103 million in character merchandise licensing, $102 million in the Disney Stores, and $93 million in home video. Theatrical revenues reflect the box office success of Toy Story worldwide and Pocahontas and Dangerous Minds internationally. Television revenues increased due to the success of titles in worldwide pay television and syndication. Merchandise licensing revenues increased due to the strength of standard characters, principally internationally. Revenue growth at the Disney Stores reflect the impact of new stores, partially offset by lower comparable store sales due to the strength of The Lion King merchandise in the prior-year period. Home video revenues reflect Cinderella, Pocahontas and The Santa Clause domestically, and The Lion King and 101 Dalmatians internationally.

                      The Walt Disney Company
              Management's Discussion and Analysis of
      Financial Condition and Results of Operations (continued)

Creative Content - Six Months (continued)

      Operating income decreased 12% or $130 million to $928 million, primarily due to lower theatrical results, which reflected higher costs, and lower home video results, which reflected the prior-year profitability in home video of The Lion King domestically and Snow White and the Seven Dwarfs worldwide, partially offset by improved results in merchandise licensing internationally and television. Costs and expenses increased 21% or $796 million. The increase is primarily due to higher theatrical distribution and home video selling costs, the write-off of certain theatrical development projects, higher production cost amortization and expansion of the Disney Stores.

Broadcasting - Six Months

      Revenues increased 3% or $103 million to $3.3 billion, reflecting a $122 million increase in revenues at ESPN, driven by higher advertising revenues and affiliate fees due primarily to expansion, offset by a $44 million decrease in television network revenues, primarily due to the impact of audience shortfalls and the absence of the Super Bowl in the current period.

      Operating income increased 1% or $4 million to $532 million, reflecting increases at ESPN offset by decreases at the television network primarily due to the impact of audience shortfalls and the absence of the Super Bowl in the current period. Costs and expenses increased 4% or $99 million to $2.7 billion, reflecting increased program rights and production costs driven by growth at ESPN, partially offset by a decrease in program rights costs primarily due to the absence of the Super Bowl in the current period.

Theme Parks and Resorts - Six Months

      Revenues increased 16% or $275 million to $2.0 billion, reflecting growth of $142 million due to higher domestic and international theme park attendance and increased guest spending in Florida and California, and $35 million from an increase in occupied rooms at Florida and California resorts, primarily attributable to the successful phased opening of Disney's All-Star Music Resort during the prior year.

      Operating income increased 15% or $53 million to $397 million, driven by higher theme park attendance and guest spending and increased occupied rooms at Florida resorts. Costs and expenses increased 16% or $222 million. The increase was primarily due to higher operating costs resulting from higher attendance and expansion of theme park attractions and Florida resorts, and increased marketing and sales efforts.

                      The Walt Disney Company
              Management's Discussion and Analysis of
      Financial Condition and Results of Operations (continued)


FINANCIAL CONDITION

      During the current quarter, the Company completed its acquisition of Capital Cities pursuant to a reorganization agreement executed in July 1995. Aggregate consideration paid to Capital Cities shareholders in March 1996 consisted of $10 billion in cash and 154.6 million shares of Company common stock. The Company initially funded the cash portion through the issuance of approximately $8.8 billion of commercial paper and the use of existing cash and investments. Subsequently, the Company issued $2.6 billion of five-year and ten-year Senior Notes and used the proceeds to partially repay the commercial paper. Bank facilities totaling $7 billion are in place to support the remaining commercial paper outstanding. The Company expects to replace some of the remaining commercial paper with longer-term financing, including debt to be issued under a shelf registration statement filed in November 1995 permitting the issuance from time to time of up to an additional $2.4 billion of debt and preferred equity securities.

      For the six months ended March 31, 1996, cash provided by operations increased 7.5% or $137 million to $2.0 billion.

      Net borrowings (the Company's borrowings less cash and liquid investments) increased $10.2 billion to $11.6 billion, due primarily to new borrowings and liquidation of certain investments in connection with the acquisition of Capital Cities.

      During the six months, the Company invested $2.2 billion to produce and acquire film and television properties and $710 million primarily to design and develop new theme park attractions and resort properties.

      As the operator of ABC Television Network, ESPN and television and radio stations, the Company expects to continue to enter into programming commitments to purchase the broadcast rights for various feature film, sports and other programming. Total commitments to purchase broadcast programming approximated $3.7 billion at March 31, 1996. This amount is substantially payable over the next five years.

      The Company believes that its financial condition remains strong and that its cash, other liquid assets, operating cash flows, access to equity capital markets and borrowing capacity, taken together, provide adequate resources to fund ongoing operating requirements and future capital expenditures related to the expansion of existing businesses and development of new projects.

                    PART II. OTHER INFORMATION
                      THE WALT DISNEY COMPANY


Item 4. Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of security holders during the Company's Special Meeting of Stockholders held January 4, 1996:

Description of Matter

                                  Votes Cast                         Broker
                              For         Against    Abstentions   Non-Votes
                           -----------  -----------  ------------ ------------

1. Acquisition of
   Capital Cities/ABC,
   Inc.                    388,734,536    1,600,289    1,685,281   132,606,588

2. Approval of 1995 Stock
   Incentive Plan and
   Amendment of 1990
   Stock Incentive Plan    322,834,849   64,876,460    4,308,797   132,606,588

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

      (i)  Amended and Restated 1991 Stock Option Plan of Capital
           Cities/ABC, Inc. is filed herewith.

(b)   Reports on Form 8-K

      (i) Report on Form 8-K, dated January 4, 1996, with respect to the approval by the stockholders of The Walt Disney Company of the plan to acquire Capital Cities/ABC, Inc.

      (ii) Report on Form 8-K, dated February 9, 1996, with respect to the consummation of the acquisition by The Walt Disney Company and Disney Enterprises, Inc.

      (iii)Report on Form 8-K, dated March 7, 1996, with respect to the filing of exhibits in connection with the Registration Statement on Form S-3 (No. 33-62777) of The Walt Disney Company and Disney Enterprises, Inc.

      (iv) Report on Form 8-K, dated March 7, 1996, with respect to the consent of the Company's independent accountants (Price Waterhouse LLP).

      (v) Report on Form 8-K, dated March 26, 1996, with respect to the Unaudited Pro Forma Combined Condensed Financial Statements of the Company for the year ended September 30, 1995 and the three months ended December 31, 1995.

      (vi) Report on Form 8-K, dated March 30, 1996, with respect to the filing of Capital Cities/ABC, Inc.'s audited consolidated financial statements for the year ended December 31, 1995.

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


May 13, 1996
Burbank, California