Form 10-K/A
period 1995-09-30
WALT DISNEY CO/
filed 1996-06-28
CIK 1001039

DISNEY SALARIED SAVINGS AND
                         INVESTMENT PLAN

                 REPORT AND FINANCIAL STATEMENTS

                   DECEMBER 31, 1995 AND 1994
           DISNEY SALARIED SAVINGS AND INVESTMENT PLAN

                  INDEX TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1995


Report of Independent Accountants                                 F-2

Statement of Net Assets Available for Benefits                    F-3

Statement of Changes in Net Assets Available for Benefits         F-4

Notes to Financial Statements                                     F-5


Supplementary Schedules

  Schedule   I - Item 27a: Schedule of Assets Held for
                 Investment Purpose                              F-18

  Schedule   V - Item 27d: Schedule of Reportable Transactions   F-19

Other schedules required by Section 2520.103-10 of the Department of Labor Rules and Regulations for Reporting and Disclosure under ERISA have been omitted because they were not applicable.

                    REPORT OF INDEPENDENT ACCOUNTANTS


June 21, 1996


To the Participants and Investment and
Administrative Committee of
the Disney Salaried Savings and Investment Plan

In our opinion, the accompanying statements of net assets available for benefits and the related statements of changes in net assets available for benefits present fairly, in all material respects, the financial status of the Disney Salaried Savings and Investment Plan (the "Plan") at December 31, 1995 and 1994 and the changes in its financial status for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Plan's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Our audit was performed for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information included in Notes 4, 5, and 6 and Schedules I and V is presented for purposes of additional analysis and is not a required part of the basic financial statements but is additional information required by ERISA. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

           DISNEY SALARIED SAVINGS AND INVESTMENT PLAN

         STATEMENT OF NET ASSETS AVAILABLE FOR BENEFITS

                         (In thousands)


                                           December 31,
                                         1995        1994

Assets
 Investments:
  At fair value (Note 2)
   Shares of registered investment
    companies:
     Fidelity Inst. Short-Int. Govt   $ 27,418       $ 21,684
      Portfolio Fund
     Fidelity U.S. Equity Index         25,714         16,916
      Commingled Pool Fund
     Fidelity U.S. Bond Index            4,068          2,309
      Portfolio Fund
     Fidelity Balanced Fund              9,186          6,837
     Fidelity Magellan Fund             54,582         37,026
   The Walt Disney Company Common      204,999        153,872
     Stock Fund
   Participant notes receivable          8,575          7,066
                                       334,542        245,710
  At contract value (Note 1)
   Allstate Insurance Company
    Investment
     Contract #4975, matured 10/2/95         0          3,245
  Total investments                    334,542        248,955

Receivables:
 Employer's contribution                   736            829
 Participants' contributions             2,905          3,045
  Total receivables                      3,641          3,874

 Total assets                          338,183        252,829

Net assets available for benefits    $ 338,183      $ 252,829


 The accompanying notes are an integral part of these financial statements.

           DISNEY SALARIED SAVINGS AND INVESTMENT PLAN

    STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS

                         (In thousands)

                                              For the Year Ended
                                                 December 31,
                                           1995       1994       1993
Additions to net assets attributed to:

 Investment income
  Interest                              $   749      $ 908      $ 1,209
  Dividends                               6,610      3,739        4,264
  Realized gain (loss) on sale of         6,577       (548)        (212)
   assets

                                         13,936      4,099        5,261

 Unrealized appreciation in              56,607      7,879        2,708
  investments

 Contributions
  Participants                           36,294     33,650       30,171
  Employer                                9,802      9,036        8,402

                                         46,096     42,686       38,573

 Total additions                        116,639     54,664       46,542

Deductions from net assets
attributed to:

 Benefits paid to participants           31,285     18,501       11,125
 Administrative expense                       0          4           16

 Total deductions                        31,285     18,505       11,141

Increase in net assets                   85,354     36,159       35,401

Net assets available for benefits
 Beginning of year                      252,829    216,670      181,269

 End of year                        $   338,183  $ 252,829    $ 216,670


 The accompanying notes are an integral part of these financial statements.

           DISNEY SALARIED SAVINGS AND INVESTMENT PLAN

                  NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1995

  (Tabular dollars in thousands except per share/unit amounts)


1.  Description of the Plan

General
The Walt Disney Company (the "Company") implemented the Disney Salaried Savings and Investment Plan (the "Plan") on January 1, 1985. The Plan is a defined contribution plan designed to provide participating employees the opportunity to accumulate retirement funds through a tax-deferred contribution arrangement pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended (the "Code"). In addition to the Code, the Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 ("ERISA"). For further information regarding the Plan, refer to the Summary Plan Description.


Administration of the Plan
The Board of Directors of the Company has appointed the Investment and Administrative Committee of The Walt Disney Company Sponsored Qualified Benefit Plans and Key Employees Deferred Compensation and Retirement Plan (the "Committee" or "Plan Administrator") to administer the Plan, interpret its provisions and resolve all issues arising in the administration of the Plan.

The assets of the Plan are administered under a trust agreement between the Company and Fidelity Institutional Retirement Services Company ("Fidelity" or the "Trustee"). The trust agreement provides that assets of the Plan may be invested in the following pooled investment funds established by Fidelity: the Institutional Short-Intermediate Government Portfolio Fund, the U.S. Equity Index Commingled Pool Fund, the U.S. Bond Index Portfolio Fund, the Balanced Fund and the Magellan Fund. Additionally, the trust agreement provides that assets of the Plan may be invested in The Walt Disney Company Common Stock Fund (collectively the six funds are referred to as the "Investment Funds"). Fidelity directs the investment of the Investment Funds. Effective October 2, 1995, the final Guaranteed Interest Contract with Allstate Life Insurance Company matured. The Guaranteed Interest Contract Fund, which was closed to contributions and transfers from other funds since July 1, 1992, was reinvested in the Institutional Short-Intermediate Government Portfolio Fund.

Administrative expenses of the Plan, such as benefit plan consultation fees (exclusive of brokerage commissions on the purchase or sale of Company stock) are paid by the Company. These administrative expenses may be paid from the assets of the Plan unless the Company, at its discretion, pays such expenses. Investment expenses incurred by the Investment Funds are charged to the respective funds.

           DISNEY SALARIED SAVINGS AND INVESTMENT PLAN

                  NOTES TO FINANCIAL STATEMENTS
                           (continued)


1.  Description of the Plan (continued)

Participation
Participation in the Plan is available to all salaried employees of the Company and its subsidiaries participating in the Plan who are regularly scheduled to work 1,000 hours or more during a year. To be eligible, employees must be age 18 or older and have completed one year of employment during which they must also work at least 1,000 hours. The Plan covers only domestic salaried employees.

Effective March 4, 1993, the Plan was amended to accept direct cash rollovers from other qualified plans after the employee had met the one-year eligibility requirement. On January 12, 1995, the Plan was further amended to accept direct cash rollovers from other qualified plans regardless of whether the employee had met the one-year eligibility requirement. However, such funds would not be available for hardship distributions or loans until after the employee has met the one-year eligibility requirement and has become a participant of the Plan.

Contributions
Participants are permitted to authorize income deferrals in whole percentages, up to 10 percent of their base compensation on a pre-tax basis, through weekly payroll deductions. A participant's total tax-deferred contributions and the Company's matching contributions, in any Plan year, cannot exceed the limits provided under Sections 401(k) and 415 of the Code.

Effective January 1, 1987, the Plan ceased to accept voluntary post-tax contributions. Post-tax contributions made prior to January 1, 1987 may remain in the Plan and continue to share in the Plan's investment results on a tax-deferred basis. Income earned on voluntary contributions is not taxable for Federal income tax purposes until withdrawal and such post-tax contributions are recovered tax free when withdrawn or distributed.

The Company currently contributes a matching amount equal to 50 percent of a participant's pre-tax contributions up to a maximum of 2 percent of such participant's base compensation. The Company may make matching contributions either in cash, which is invested exclusively in the Company's common stock, or directly in shares of the Company's common stock and, at its discretion, the Company may change the level of matching contributions or cease making matching contributions.

Participants are fully vested immediately in all contributions including the Company's matching contributions made to the Plan and all earnings thereon.

                                  F6

           DISNEY SALARIED SAVINGS AND INVESTMENT PLAN

                  NOTES TO FINANCIAL STATEMENTS
                           (continued)


1.  Description of the Plan (continued)

Investments
Participants may direct the investment of their contributions in any one or more investment funds established for the Plan. Participants may elect to change the investment of their contributions or to transfer all or part of their account balances among the various investment funds. Only four of each type of such elections may be made in any year and must be made in multiples of 10 percent of the amounts in an Investment Fund. Currently, participants may direct the investment of their contributions and account balances among any of the Investment Funds. All funds are immediately and fully invested in the Investment Funds upon receipt by Fidelity.

Benefits, Distributions, Withdrawals and Loans
A participant's entire account balance, adjusted for investment gains or losses, is available for immediate distribution upon termination of employment. Participants' account balances under $3,500 are automatically distributed within 90 days following the participant's severance date. The participant has 60 days following the participant's severance date to elect whether or not to rollover the funds into an IRA or another qualified plan. If no election is made, the funds will be dispersed to the participant less 20 percent for federal withholding tax. Participants with account balances of $3,500 or more may elect a distribution at anytime before age 65. All amounts must be distributed when the participant reaches age 65.

Under Section 401(k) of the Code, in service withdrawals of tax-deferred contributions by participants are available only in amounts necessary to satisfy a financial hardship and will be made if the Committee determines that the reason for the hardship complies with applicable requirements under the Code. A participant may withdraw his or her post-tax contributions twice each Plan year. The minimum amount of each post-tax contribution withdrawal is $500.

Participants are permitted to borrow from their accounts subject to certain limitations and conditions established to comply with the current requirements of the Code. All loans made to participants are secured by their accounts with a right of set-off. Voluntary post-tax contributions and any earnings thereon are not available for loans. Participants may borrow up to 50 percent of their account balance not to exceed $50,000 in any consecutive twelve month period. A participant may only have one loan outstanding.

Loans may have a term of up to four years. However, the term can be extended to ten years if the loan is used to acquire or construct a principal residence of the participant. The interest rate on loans is currently prime plus 1 percent.

           DISNEY SALARIED SAVINGS AND INVESTMENT PLAN

                  NOTES TO FINANCIAL STATEMENTS
                           (continued)


1.  Description of the Plan (continued)

Plan Amendment or Termination
The Company reserves the right to amend or modify, at any time, the provisions of the Plan. Although the Company expects to continue the Plan indefinitely, the Board of Directors of the Company may terminate the Plan for any reason. If the Plan is terminated each participant will receive, as prescribed by ERISA and its related regulations, and in the form and manner determined by the Committee, a payment equal to the value of the participant's account at the time of liquidation.


2.  Summary of Significant Accounting Policies

Basis of Accounting
The financial statements of the Plan are prepared using the accrual basis of accounting.

Contribution Policy
Participants' tax-deferred contributions are deposited with the Trustee at or after the end of the month in which such amounts are deducted from participants' compensation. The Company currently contributes its matching contributions for deposit into participants' accounts at the end of each month.

Investment Valuation
Investments in securities traded on national security exchanges are valued on the basis of the closing price on the last trading day of the year. Investments in commingled funds are valued at the redemption prices established by the Trustee, which are based on the market value of the fund assets. Investments in guaranteed interest contracts are valued at contract value which approximates market.

Realized Gains and Losses on Security Transactions
Realized gains and losses on security transactions are computed based upon the sales proceeds less the fair value of the investments at the beginning of the year or the acquisition cost, if acquired during the year.

Unrealized Appreciation/Depreciation in Fair Value of Investments The appreciation or depreciation in the fair value of investments held at year end is based on values established at the most recent year-end valuation date as compared to the previous year-end valuation or the purchase cost if the investment was acquired within the year.

                DISNEY SALARIED SAVINGS AND INVESTMENT PLAN

                       NOTES TO FINANCIAL STATEMENTS
                                (continued)

3.  Investments

Investments held by the Plan are as follows:

                     December 31, 1995                      December 31, 1994

                   Number     Market                       Number     Market
                    of        Value                         of        Value
                   Shares/    Per      Cost     Market     Shares/    Per       Cost       Market
                   Units      Share/                       Units      Share
                              Unit
   The Walt
Disney Company    3,481,928  $ 58.87  $ 120,011 $ 204,999* 3,345,044  $ 46.00   $ 108,208  $ 153,872*
 Common Stock
     Fund

Fidelity
Pooled Funds:
Inst. Short-
Inter Gov't       2,847,148     9.63     27,754   27,418*  2,362,063     9.18      22,985     21,684*
Portfolio
Fund

U.S. Equity
Index             1,559,382    16.49     17,348   25,714*  1,411,996    11.98      14,740     16,916*
Commingled
Pool Fund

U.S. Bond
Index               371,547    10.95      3,988    4,068     231,562     9.97       2,476      2,309
Portfolio Fund

Balanced Fund       679,437    13.52      8,999    9,186     556,339    12.29       7,295      6,837

Magellan Fund       634,817    85.98     45,620   54,582*    554,282    66.80      37,297     37,026*

                                        103,709  120,968                           84,793     84,772

Guaranteed
Interest                  0                   0        0   3,245,399     1.00       3,245      3,245
Contract Fund

Participant                               8,575    8,575                            7,066      7,066
Loans

                                      $ 232,295 $334,542                        $ 203,312   $248,955

*  Funds that constitute more than five percent of the investments held

           DISNEY SALARIED SAVINGS AND INVESTMENT PLAN

                  NOTES TO FINANCIAL STATEMENTS
                           (continued)

3.  Investments (continued)

Net unrealized appreciation/(depreciation) in the fair value of investments held by the Plan is as follows:

                                        For the Year Ended
                                           December 31
                                   1995        1994        1993
The Walt Disney Company Common   $ 39,323    $ 11,163    $ (172)
Stock Fund

Pooled Funds:
 Institutional Short-
Intermediate Government
  Portfolio Fund                      966      (1,213)     (115)
U.S. Equity Index Commingled        6,189         218     1,195
  Pool Fund
U.S. Bond Index Portfolio Fund        249        (147)      (14)
 Balanced Fund                        646        (443)       (6)
 Magellan Fund                      9,234      (1,699)    1,820

Net Unrealized Appreciation        56,607       7,879     2,708


     DISNEY SALARIED SAVINGS AND INVESTMENT PLAN

           4. Allocation of Plan Assets by Investment Program (continued)

                                   DECEMBER 31, 1995


              The Walt     Inst.         U.S. Equity
              Disney       Short-Inter   Index         U.S. Bond                        Guaranteed
              Company      Gov't         Commingled    Index                            Interest
              Common       Portfolio     Pool          Portfolio   Balanced  Magellan   Contract    Loan
              Stock Fund   Fund          Fund          Fund        Fund      Fund       Fund        Fund     Total

Investments
at market
value         $ 205,232   $  27,454      $  25,737     $  4,071    $ 9,201   $ 54,651   $      -    $ 8,196  $ 334,542

Contributions     2,009         205            285           99        177        866          -          -      3,641
receivable

Net assets
available
  for
benefits      $ 207,241   $  27,659      $  26,022     $  4,170    $ 9,378   $ 55,517   $      0    $ 8,196  $ 338,183


                     DISNEY SALARIED SAVINGS AND
                         INVESTMENT PLAN

                    NOTES TO FINANCIAL STATEMENTS
                         (continued)


           4.  Allocation of Plan Assets by Investment Program

                              DECEMBER 31, 1994


                 The Walt     Inst.         U.S. Equity
                 Disney       Short-Inter   Index         U.S. Bond                          Guaranteed
                 Company      Gov't         Commingled    Index                              Interest
                 Common       Portfolio     Pool          Portfolio    Balanced   Magellan   Contract    Loan
                 Stock Fund   Fund          Fund          Fund         Fund       Fund       Fund        Fund     Total

Investments
at market
value           $ 154,036     $ 21,723       $ 16,938      $ 2,312      $ 6,847   $ 37,078   $ 3,245     $ 6,776  $ 248,955

Contributions      2,091          291            311          106           276        799         -           -      3,874
receivable

Net assets
available
for
benefits        $ 156,127     $ 22,014       $ 17,249      $ 2,418      $ 7,123   $ 37,877   $ 3,245     $ 6,776  $ 252,829


                        DISNEY SALARIED SAVINGS AND INVESTMENT PLAN

                            NOTES TO FINANCIAL STATEMENTS
                                     (continued)

           5. Allocation of Plan Income and Changes in Plan Equity by Investment Program (continued)

                                   DECEMBER 31, 1995

               The Walt    Inst.        U.S. Equity
               Disney      Short-Inter  Index        U.S. Bond                         Guaranteed
               Company     Gov't        Commingled   Index                             Interest
               Common      Portfolio    Pool         Portfolio   Balanced   Magellan   Contract   Loan
               Stock Fund  Fund         Fund         Fund        Fund       Fund       Fund       Fund     Total

Additions to
net assets
attributed to:

Investment
income
  Interest     $    38     $     -      $     -      $      -     $      -  $      -   $    211   $   500  $    749
  Dividends      1,173       1,689            -           226          363     3,159          -         -     6,610
  Realized
   gain (loss)
   on sale       4,199         167          519            34          122     1,536          -         -     6,577
   of assets

                 5,410       1,856          519           260          485     4,695        211       500    13,936
Unrealized
appreciation/
(depreciation)
in investments  39,323         966        6,189           249          646     9,234          -         -    56,607

Contributions
 Participants   15,294       3,253        3,788         1,329        2,662     9,968          -         -    36,294
 Employer        9,802           -            -             -            -         -          -         -     9,802
                25,096       3,253        3,788         1,329        2,662     9,968          -         -    46,096

Total           69,829       6,075       10,496         1,838        3,793    23,897        211       500   116,639
additions

Deductions
from net
assets
attributed
to:

Payments to     19,098       2,637        2,137           227          964     5,324        282       616    31,285
participants

Administra-
tive expense        -           -             -             -            -         -          -         -         0

Total          19,098       2,637         2,137           227          964    5,324         282       616    31,285
deductions

Inter-fund        383       2,207           414           141         (574)    (933)     (3,174)    1,536         -
transfers

Increase
(decrease) in
net assets     51,114       5,645         8,773         1,752        2,255   17,640      (3,245)    1,420    85,354
for the year

Net assets
available for
benefits

  Beginning   156,127      22,014        17,249         2,418        7,123   37,877       3,245     6,776   252,829
  of year

  End of     $207,241    $ 27,659      $ 26,022       $ 4,170      $ 9,378  $55,517     $     0   $ 8,196  $338,183
  year

                         DISNEY SALARIED SAVINGS AND INVESTMENT PLAN

                                NOTES TO FINANCIAL STATEMENTS
                                       (continued)


           5. Allocation of Plan Income and Changes in Plan Equity by Investment Program

                                DECEMBER 31, 1994

                 The Walt     Inst.         U.S. Equity
                 Disney       Stort-Inter   Index         U.S. Bond                        Guaranteed
                 Company      Gov't.        Commingled    Index                            Interest
                 Common       Portfolio     Pool          Portfolio  Balanced   Magellan   Contract    Loan
                 Stock Fund   Fund          Fund          Fund       Fund       Fund       Fund        Fund      Total
Additions to
net assets
attributed to:

Investment
income
 Interest       $       -    $      -       $      -      $     -    $     -    $      -   $   502     $   406   $     908
 Dividends            931       1,249              -          139        185       1,235         -           -       3,739

Realized
(loss) gain
on sale of
assets                (86)       (196)            14          (40)       (60)       (180)        -           -        (548)

                      845       1,053             14           99        125       1,055       502         406       4,099
Unrealized
appreciation/
(depreciation)     11,163      (1,213)           218         (147)      (443)     (1,699)        -           -       7,879
in investments

Contributions
 Participants      14,101       3,642          3,307        1,101      2,665       8,834         -           -      33,650
 Employer           9,036           -              -            -          -           -         -           -       9,036

                   23,137       3,642          3,307        1,101      2,665       8,834         -           -      42,686

Total additions    35,145       3,482          3,539        1,053      2,347       8,190       502         406      54,664

Deductions
from net assets
attributed to:

Payments           11,263       1,982          1,270          138        582       2,391       461         414      18,501
to participants

Administrative
expense                 -           -              -            -          -           -         4           -           4

Total              11,263       1,982          1,270          138        582       2,391       465         414      18,505
deductions

Inter-fund         (2,703)      2,795           (661)        (144)       987       2,971    (3,936)        691           -
transfers

Increase
(decrease) in
net assets for      21,179      4,295          1,608          771      2,752       8,770    (3,899)        683      36,159
the year

Net assets
available for
benefits

 Beginning         134,948     17,719         15,641        1,647      4,371      29,107     7,144       6,093     216,670
 of year

 End of
 year            $ 156,127   $ 22,014       $ 17,249      $ 2,418    $ 7,123    $ 37,877   $ 3,245     $ 6,776   $ 252,829


              DISNEY SALARIED SAVINGS AND INVESTMENT PLAN

                  NOTES TO FINANCIAL STATEMENTS
                        (continued)

           5. Allocation of Plan Income and Changes in Plan Equity by Investment Program (continued)

                DECEMBER 31, 1993

                 The          Inst.        U.S. Equity
                 Walt Disney  Short-Inter  Index        U.S. Bond                         Guaranteed
                 Company      Gov't        Commingled   Index                             Interest
                 Common       Portfolio    Pool         Portfolio   Balanced   Magellan   Contract    Loan
                 Stock Fund   Fund         Fund         Fund        Fund       Fund       Fund        Fund      Total
Additions to
net assets
attributed
to:

Investment
income
 Interest       $       5    $      -     $      -      $     -     $     -    $      -   $   871     $   333   $   1,209
 Dividends            709         829            -           69         232       2,425         -           -       4,264

Realized
(loss) gain
on sale              (640)         15          110            8          29         266         -           -        (212)
of assets
                       74         844          110           77         261       2,691       871         333       5,261

Unrealized
appreciation/
(depreciation)
in investments       (172)       (115)       1,195          (14)         (6)      1,820         -           -       2,708

Contributions

Participants       14,866       4,192        3,271          732       1,256       5,854         -           -      30,171
Employer            8,402           -            -            -           -           -         -           -       8,402
                   23,268       4,192        3,271          732       1,256       5,854         -           -      38,573

Total              23,170       4,921        4,576          795       1,511      10,365       871         333      46,542
additions

Deductions
from net assets
attributed to:

Payments to         7,294         753          649           71        111        1,417       639         191      11,125
participants

Administrative         10           -            -            -          -            6         -           -          16
expense

Total               7,304         753          649           71        111        1,423       639         191      11,141
deductions

Inter-fund
transfers          (4,883)      2,301         (582)         543      2,300        3,227    (5,315)      2,409            -

Increase
(decrease) in
net assets for     10,983       6,469        3,345        1,267      3,700       12,169    (5,083)      2,551      35,401
the year

Net assets
available for
benefits

Beginning         123,965      11,250       12,296          380        671       16,938    12,227       3,542     181,269
of year

End of
year            $ 134,948    $ 17,719     $ 15,641      $ 1,647    $ 4,371     $ 29,107   $ 7,144     $ 6,093   $ 216,670


                DISNEY SALARIED SAVINGS AND INVESTMENT PLAN

                       NOTES TO FINANCIAL STATEMENTS
                                (continued)




6.  Realized Gain (Loss) on Sale of Assets

Net realized gain (loss) resulting from the sale of fund assets is as follows:

                                          For the Year Ended
                                             December 31,

                                    1995        1994        1993
The Walt Disney Company Common    $ 4,200      $  (86)     $ (640)
Stock Fund

Pooled Funds:
Institutional Short-
Intermediate Government
Portfolio Fund                        167        (196)         15

U.S. Equity Index Commingled          519          14         110
Pool Fund

U.S. Bond Index Portfolio Fund         34         (40)          8

Balanced Fund                         121         (60)         29

Magellan Fund                       1,536        (180)        266

Net Realized Gain (Loss)          $ 6,577      $ (548)      $(212)

7.  Income Taxes

The Company has received an Internal Revenue Service determination letter stating that the Plan qualifies under Section 401(a) of the Code and is therefore exempt from Federal income tax under Section 501(a) of the Code. Since the Plan is qualified under Section 401(a) of the Code, under applicable state law it is also exempt from state income taxes. Due to plan amendments adopted since the issuance of the original determination letter, on March 31, 1995, the Company has reapplied for determination of the tax exempt status of the Plan. The amended Plan was approved as exempt from Federal and State income tax by the Internal Revenue Service as of June 18, 1996.

8.  Accumulated Benefits

In accordance with guidance for accounting and disclosure by employee benefit plans, participant distributions payable, including loan distributions approved but not disbursed as of year end, are not presented as a liability in the statement of net assets available for benefits or as benefit payments in the statement of changes in net assets available for benefits.

           DISNEY SALARIED SAVINGS AND INVESTMENT PLAN

                  NOTES TO FINANCIAL STATEMENTS
                           (continued)



8.  Accumulated Benefits (continued)

Participant distributions payable and loan distributions approved but not disbursed at December 31, 1995 and 1994 are summarized as follows:

                               December 31,
                              1995      1994
Terminated participants      $ 1,788   $ 2,151

Participants' loans              285       271

Total Liabilities            $ 2,073   $ 2,422


9.  Reconciliation of Financial Statements to Form 5500

The following is a reconciliation of net assets available for benefits according to the financial statements to Form 5500:

                                  December 31,
                              1995         1994
Net assets available
for benefits                 $ 338,183    $ 252,829
per the financial
statements

Amounts allocated to
withdrawing
participants                    (1,788)      (2,151)

Net assets available
for benefits                 $ 336,395    $ 250,678
per Form 5500


The following is a reconciliation of benefits paid to participants according to the financial statements to Form 5500:

                                     Year Ended
                                    December 31,
                                        1995
Benefits paid to participants
per the financial statements       $ 31,285

Add: Amounts allocated to
withdrawing participants              1,788
at December 31, 1995

Less: Amounts allocated to
withdrawing participants             (2,151)
at December 31, 1994

Benefits paid to participants per
Form 5500                          $ 30,922


Amounts allocated to withdrawing participants are recorded on Form 5500 for benefit claims that have been processed and approved for payment prior to December 31 but not yet paid as of that date.

       DISNEY SALARIED SAVINGS AND INVESTMENT PLAN

                   SCHEDULE I

       ITEM 27a: SCHEDULE OF ASSETS HELD FOR INVESTMENT AT
                   DECEMBER 31, 1995



                                                            CURRENT
   SHARES     DESCRIPTION OF INVESTMENTS     COST           VALUE
  3,481,928   The Walt Disney Company      $ 120,011,397   $ 204,998,532
                Common Stock

  2,847,148   Fidelity Inst. Short-Inter      27,753,501      27,418,033
                Gov't Portfolio Fund

  1,559,382   Fidelity U.S. Equity Index      17,348,438      25,714,206
                Commingled Pool Fund

    371,547   Fidelity U.S. Bond Index         3,987,665       4,068,440
                Portfolio Fund

    679,437   Fidelity Balanced Fund           8,999,007       9,185,983

    634,817   Fidelity Magellan Fund          45,619,807      54,581,577

              Participant Loans                8,575,570       8,575,570

                                           $ 232,295,385   $ 334,542,341

            DISNEY SALARIED SAVINGS AND INVESTMENT PLAN

                         SCHEDULE V

           ITEM 27d: SCHEDULE OF REPORTABLE TRANSACTIONS

                FOR THE YEAR ENDED DECEMBER 31, 1995


                                                                                                           Current
                                                                                                         value of
 Identity     Description            Number                 Selling/                       Cost of       asset on
 of Party     of                     of       Purchase      Distribution  Lease  Expense   assets sold/  transaction  Net
 Involved     Assets                 Trans.   Price         Price         Rental Incurred  distributed   date         gain

 The Walt  *  The Walt Disney Co.     123     $ 32,036,127
 Disney Co.   Common Stock             84                   $ 24,432,432                   $ 13,780,937               $ 10,651,495

 Fidelity  *  Magellan Fund           204       15,890,220
                                      112                      9,104,343                      7,763,884                  1,340,459

 Fidelity  *  Inst. Short-Inter.
              Gov't. Portfolio Fund   193         9,818,808
                                      153                      5,217,940                      5,126,456                     91,484

           *  Parties-in-interest

                                                     F19