Form 10-Q
period 1996-06-30
WALT DISNEY CO/
filed 1996-08-02
CIK 1001039

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 1996            Commission File Number 1-11605

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

  There were 680,670,488 shares of common stock outstanding as of July 15, 1996.

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
                In millions, except per share data (unaudited)



                                   Three Months Ended     Nine Months Ended
                                         June 30               June 30
                                     1996       1995       1996       1995
                                  ---------- ---------- ---------- ----------

REVENUES                            $5,087     $2,773     $13,467    $9,027

COSTS AND EXPENSES                  (4,131)    (2,199)    (10,992)   (7,057)

ACCOUNTING CHANGE                      -          -          (300)      -
                                  ========== ==========  =========  =========


OPERATING INCOME                       956        574       2,175     1,970

CORPORATE ACTIVITIES AND OTHER         (66)       (65)       (248)     (157)

NET INTEREST EXPENSE                  (171)       (21)       (267)     (101)

ACQUISITION-RELATED COSTS              -          -          (225)       -
                                  ========== ========== ========== ==========

INCOME BEFORE INCOME TAXES             719        488       1,435     1,712

INCOME TAXES                           313        170         557       596
                                  ========== ========== ========== ==========

NET INCOME                          $  406     $  318     $   878    $1,116
                                  ========== ========== ========== ==========
                                  ========== ========== ========== ==========

EARNINGS PER SHARE                 $  0.59    $  0.60    $  1.47    $  2.11
                                   ========== ========== ========== ==========
                                   ========== ========== ========== ==========


Average number of common
and common equivalent
shares outstanding                    691        532         597       530
                                   ========== ========== ========== ==========
                                   ========== ========== ========== ==========



                             THE WALT DISNEY COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   In millions



                                              June 30,       September 30,
                                                1996             1995
                                            ==============  ===============
                                             (unaudited)

ASSETS
   Cash and cash equivalents                 $     357       $   1,077
   Investments                                     511             866
   Receivables                                   3,029           1,793
   Merchandise inventories                         854             824
   Film and television costs                     3,566           2,099
   Theme parks, resorts and other
     property, net of accumulated
     depreciation of $4,356 and $3,039           7,618           6,190
   Intangible assets, net                       18,092               -
   Other assets                                  2,551           1,757
                                               ========        =========
                                             $  36,578       $  14,606
                                               ========        =========
                                               ========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
   Accounts and taxes payable and
      accrued liabilities                    $   6,503       $   3,043
   Borrowings                                   11,705           2,984
   Deferred income taxes                           987           1,067
   Unearned royalty and other advances           1,149             861
   Stockholders' equity
     Preferred stock, $.01 par value;
     $.10 at September 30, 1995
      Authorized - 100 million shares
      Issued - none
     Common stock, $.01 par value;
     $.025 at September 30, 1995
      Authorized - 1.2 billion shares
      Issued - 681 million shares
       and 575 million shares                    8,514           1,226
     Retained earnings                           7,671           6,990
     Cumulative translation and
      other adjustments                             49              38
                                               ========        =========
                                                16,234           8,254

     Less treasury shares, at cost -
     51 million shares at September 30, 1995         -           1,603
                                               ========        =========
                                                16,234           6,651
                                               ========        =========
                                             $  36,578       $  14,606
                                               ========        =========
                                               ========        =========



                             THE WALT DISNEY COMPANY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             In millions (unaudited)


                                                      Nine Months Ended
                                                           June 30
                                                ===============================
                                                   1996               1995
                                                ============       ============

 NET INCOME                                     $     878          $   1,116
                                                  =========          =========

CHARGES TO INCOME NOT REQUIRING CASH OUTLAYS
   Amortization of film and television costs        2,086                994
   Depreciation                                       509                346
   Amortization of intangibles                        187                  -
   Accounting change                                  300                  -
   Other                                               49                 78

CHANGES IN
   Investments in trading securities                   85                (78)
   Receivables                                       (111)               221
   Merchandise inventories                              2                (60)
   Other assets                                      (359)              (182)
   Accounts and taxes payable and accrued
    liabilities                                      (239)               442
   Deferred income taxes                              167               (119)
   Unearned royalty and other advances                244                (12)
                                                   =========          =========
                                                    2,920              1,630
                                                   =========          =========

CASH PROVIDED BY OPERATIONS                         3,798              2,746
                                                   =========          =========

INVESTING ACTIVITIES
   Acquisition of Capital Cities/ABC,
    Inc., net of cash acquired                     (8,432)                 -

   Film and television costs                       (3,131)            (1,373)
   Investments in theme parks, resorts
    and other property                             (1,194)              (695)

   Purchases of investments                           (18)              (893)
   Proceeds from sale of investments                  350                831
   Other                                                -                 79
                                                  =========          =========
                                                  (12,425)            (2,051)
                                                  =========          =========

FINANCING ACTIVITIES
   Borrowings                                       9,692              1,186
   Reduction of borrowings                         (1,630)              (760)
   Repurchases of common stock                         -                (349)
   Dividends                                         (197)              (133)
   Exercise of stock options and other                 42                131
                                                  =========         =========
                                                    7,907                75
                                                  =========         =========

Increase (Decrease) in Cash and Cash Equivalents     (720)              770
Cash and Cash Equivalents, Beginning of Period      1,077               187
                                                  =========         =========

Cash and Cash Equivalents, End of Period        $     357          $    957
                                                  =========         =========
                                                  =========         =========

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

2. On February 9, 1996, the Company completed its acquisition of Capital Cities/ABC, Inc. ("Capital Cities") pursuant to a reorganization agreement executed in July 1995. Pursuant to the acquisition, aggregate consideration paid to Capital Cities shareholders consisted of $10 billion in cash and
     154.6 million shares of Company common stock valued at $8.9 billion based on the stock price as of the date the transaction was announced. Payment was effected on March 14, 1996.

     The acquisition has been accounted for as a purchase and the acquisition cost of $18.9 billion has been allocated to the assets acquired and liabilities assumed based on estimates of their respective fair values. Assets acquired totaled $4.6 billion (of which $1.5 billion was cash) and liabilities assumed were $4.2 billion. A total of $18.3 billion, representing the excess of acquisition cost over the fair value of Capital Cities' net tangible assets, has been allocated to intangible assets and is being amortized over 40 years.

     In connection with the acquisition, all common shares of Old Disney outstanding immediately prior to the effective date of the acquisition were canceled and replaced with common shares of New Disney and all treasury shares were canceled and retired.

     The Company's consolidated results of operations have incorporated Capital Cities activity from the effective date of the acquisition. The unaudited pro forma information below presents combined results of operations as if the acquisition had occurred at the beginning of the respective periods presented. The unaudited pro forma information is not necessarily indicative of the results of operations of the combined company had the acquisition occurred at the beginning of the periods presented, nor is it necessarily indicative of future results.

                             (in millions, except per share data)
                         Quarter Ended June 30,    Nine Months Ended June 30,
                        =======================   ===========================
                           1996          1995         1996           1995
                        ==========    =========   ===========    ============

    Revenues                $5,087        $4,423       $15,966      $14,258
    Net income  (1)         $  406        $  326       $ 1,008       $1,109
    Earnings per share(1)  $  0.59       $  0.47       $  1.46      $  1.62

       (1) The 1996 nine-month period includes the impact of a $300 million non-cash charge related to the initial adoption of a new accounting standard (see Note 4). The charge reduced earnings per share by $0.27 for the period.

3. During June 1996, the Company issued Yen 100 billion (approximately $920 million) of Japanese yen bonds through a public offering in Japan. The bonds are senior, unsecured debt obligations of the Company which mature in June 1999. Interest on the bonds is payable semi-annually at a fixed rate of 5% per year through maturity. The bonds provide for principal payments in dollars and interest payments in Japanese yen. The Company simultaneously entered into a cross-currency swap agreement which effectively converted the interest obligation to dollars at a LIBOR-based variable interest rate. Also during June 1996, the Company established a European Medium-Term Note Program (the "Program"). Pursuant to the Program, the Company issued lira 300 billion (approximately $190 million) of Italian lira bonds through an offering in Europe. The bonds are senior, unsecured debt obligations of the Company which mature in June 2000. Interest on the bonds is payable annually at a fixed rate of 8.63% per year. The Company simultaneously entered into a cross-currency swap agreement which effectively converted the bonds into dollar denominated LIBOR-based variable rate instruments.

     The proceeds from both offerings were used to partially retire commercial paper borrowings related to the acquisition of Capital Cities. Commercial paper outstanding as of June 30, 1996 totaled $4.7 billion with maturities of up to one year, and an average interest rate of 5.4%. The remaining commercial paper borrowings are supported by bank facilities totaling $7 billion, which expire in one to five years and which allow for borrowings at various interest rates.

4. During the second quarter of the current year, the Company recorded two non-recurring charges. The Company implemented Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS
     121). This new accounting standard changes the method that companies use to evaluate the carrying value of such assets by, among other things, requiring companies to evaluate assets at the lowest level at which identifiable cash flows can be determined. The implementation of SFAS 121 resulted in the Company recognizing a $300 million non-cash charge related principally to certain assets included in the Theme Parks and Resorts segment. In addition, the Company recognized a $225 million charge for costs related to the acquisition of Capital Cities. Acquisition-related costs consist principally of interest costs related primarily to imputed interest for the period from the effective date of the acquisition until March 14, 1996, the date that cash and stock consideration was issued to Capital Cities shareholders.

5. Dividends per share for the quarters ended June 30, 1996 and 1995 were $0.11 and $0.09, respectively.

                             The Walt Disney Company
                     Management's Discussion and Analysis of
                Financial Condition and Results of Operations

Seasonality

      The Company's businesses are subject to the effects of seasonality. Consequently, the operating results for the quarter ended June 30, 1996 for each line of business, and for the Company as a whole, are not necessarily indicative of results for the full year. The reader is encouraged to read the Company's 1995 Annual Report on Form 10-K in conjunction with this interim report.

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

                             The Walt Disney Company
                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations (continued)


RESULTS OF OPERATIONS
For the Quarter and Nine Months Ended June 30, 1996

      On February 9, 1996, the Company acquired Capital Cities/ABC, Inc. ("Capital Cities"). The Company's results of operations have incorporated Capital Cities activity commencing upon such date. To enhance comparability, certain information presented below is on a "pro forma" basis and reflects the acquisition of Capital Cities as though it had occurred at the beginning of the respective periods presented. The pro forma results are not necessarily indicative of the combined results that would have occurred had the acquisition actually occurred at the beginning of those periods.

      Pro forma and as reported results reflect the impact of the acquisition including the use of purchase accounting as well as significant increases in amortization of intangible assets, interest expense, the effective income tax rate and shares outstanding.

Consolidated Results - Quarter

                             (unaudited; in millions, except per share data)
                                   Pro forma                  As reported
                            ========================   =======================
                            1996    1995   % Change    1996    1995   % Change

Revenues                    $5,087  $4,423    15%      $5,087  $2,773    83%
Costs and Expenses          (4,131) (3,593)   15%      (4,131) (2,199)   88%
                            ------  ------             ------  ------

Operating Income               956     830    15%         956     574    67%
Corporate Activities and
Other                          (66)    (50)   32%         (66)    (65)    2%
Net Interest Expense          (171)   (193)  (11)%       (171)    (21)   n/m
Income Before Income Taxes     719     587    22%         719     488    47%
Income Taxes                   313     261    20%         313     170    84%
Net Income                  $  406   $ 326    25%      $  406   $ 318    28%
Earnings Per Share          $ 0.59  $ 0.47    26%      $ 0.59  $ 0.60    (2)%
Amortization of Intangible
Assets Included in Operating
 Income                     $  113   $ 113     -       $  113   $   -    n/m


      Net income for the quarter increased 25% and 28% on a pro forma and as reported basis, respectively, to $406 million. These results were driven by increased operating income on both an as reported and pro forma basis. Pro forma operating income reflects increases in all business segments. As reported operating income reflects the operations of Capital Cities from the effective date of the acquisition.

      Excluding  amortization  of  acquisition-related   intangible  assets,  as
reported earnings per share increased 25% to $0.75 over the prior-year quarter.

                             The Walt Disney Company
                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations (continued)


Consolidated Results - Quarter (continued)

      As reported net interest expense increased to $171 million primarily due to acquisition-related borrowings during the second quarter. The effective income tax rate increased from 34.8% to 43.6% reflecting the impact of non-deductible amortization of intangible assets, and higher state taxes all arising from the acquisition.

      Pro forma net interest expense decreased 11% from the prior-year quarter to $171 million due primarily to lower interest rates.

Consolidated Results  - Nine Months

                            (unaudited; in millions, except per share data)
                                 Pro forma                  As reported
                           ========================   =========================
                           1996    1995    % Change   1996    1995   % Change

Revenues                   $15,966 $14,258   12%      $13,467 $9,027    49%
Costs and Expenses         (13,157)(11,503)  14%      (10,992)(7,057)   56%
Accounting Change             (300)     -    n/m         (300)    -     n/m
                              ----     ---               ----    ---
Operating Income             2,509   2,755   (9)%       2,175  1,970    10%
Corporate Activities and
 Other                        (188)   (153)  23%         (248)  (157)   58%
Net Interest Expense          (510)   (602) (15)%        (267)  (101)   n/m
Acquisition-Related Costs       -       -                (225)    -     n/m
Income Before Income Taxes   1,811   2,000   (9)%       1,435  1,712   (16)%
Income Taxes                   803     891  (10)%         557    596    (7)%
Net Income                 $ 1,008  $1,109   (9)%       $  878 $1,116   (21)%
Net Income Excluding
  Non-recurring Charges    $ 1,191  $1,109    7%       $1,180 $1,116     6%
                           =======  ======             ====== ======
Earnings  Per Share        $ 1.46   $ 1.62  (10)%      $ 1.47 $ 2.11   (30)%
Earnings Per Share
Excluding Non-recurring
Charges                    $ 1.73   $ 1.62     7%      $ 1.98 $ 2.11    (6)%

Amortization of Intangible
Assets Included in
Operating Income           $  339    $ 339      -      $  187 $  -      n/m
                           ======    =====             ====== =====

      Net income for the nine months, excluding the non-recurring charges discussed below, increased 7% and 6% on a pro forma and as reported basis, respectively, to $1.2 billion. These results were driven by increased operating income on both an as reported and pro forma basis. Pro forma operating income reflects increased operating income in Broadcasting and Theme Parks and Resorts, partially offset by decreased Creative Content operating income. As reported operating income reflects the operation of Capital Cities from the effective date of the acquisition.

                             The Walt Disney Company
                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations (continued)


      During the second quarter of the current year, the Company recorded two non-recurring charges. The Company implemented Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which resulted in the Company recognizing a $300 million non-cash charge. In addition, the Company recognized a $225 million charge for costs related to the acquisition of Capital Cities.

      Excluding    these    non-recurring    charges   and    amortization    of
acquisition-related intangible assets, as reported earnings per share increased 9% over the prior-year period to $2.29.

      As reported corporate activities and other increased 58% principally due to a $55 million gain in the prior-year first quarter related to the sale of a portion of the Company's investment in Euro Disney, and higher corporate general and administrative expenses. Net interest expense increased to $267 million due to the impact of new borrowings associated with the acquisition of Capital Cities, partially offset by lower interest rates.

      Pro forma net interest expense decreased 15% to $510 million reflecting lower interest rates.

Business Segment Results

      The Company's results of operations have incorporated Capital Cities activity from the effective date of the acquisition. The following discussion of pro forma and as reported operating results excludes the impact of the two non-recurring charges, described previously, which were recorded by the Company during the second quarter.

                             The Walt Disney Company
                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations (continued)


Business Segment Results - Quarter

                                     (Unaudited; in millions)
                              Pro forma                    As reported
                     ===========================  =============================
                      1996      1995    %Change     1996     1995     %Change
Revenues:
   Creative Content   $2,284   $1,835     24%       $2,284   $1,525     50%
   Broadcasting        1,554    1,446      7%        1,554      106     n/m
   Theme Parks &
    Resorts            1,249    1,142      9%        1,249    1,142      9%
   Total              $5,087   $4,423     15%       $5,087   $2,773     83%

Operating Income: (1)
   Creative Content   $  297   $  264     13%       $  297   $  240     24%
   Broadcasting          309      260     19%          309       28     n/m
   Theme Parks &
    Resorts              350      306     14%          350      306     14%
   Total              $  956   $  830     15%       $  956   $  574     67%

(1) Includes depreciation and amortization
(excluding film cost) of:
   Creative Content   $   55   $   38              $   55    $   23
   Broadcasting          131      128                 131         2
   Theme Parks &
    Resorts              105       94                 105        94
                      $  291   $  260              $  291    $  119


Creative Content - Quarter

      Revenues increased 24% or $449 million to $2.3 billion, driven by growth of $142 million in home video, $105 million in television, $42 million in the Disney Stores, $41 million in character merchandise licensing and $34 million in theatrical. Home video revenues reflect the domestic release of Aristocats and The Many Adventures of Winnie the Pooh. Television revenues increased due to the success of titles in worldwide pay television and syndication. The growth in the Disney Stores primarily reflects the impact of new stores as well as higher comparable store sales. Merchandise licensing revenues reflect the continued strength of standard characters worldwide and increased levels of targeted marketing. Increased theatrical revenues reflect the box office performances of The Rock and The Hunchback of Notre Dame domestically and Toy Story internationally.

                             The Walt Disney Company
                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations (continued)


Creative Content - Quarter (continued)

      Operating income increased 13% or $33 million to $297 million, reflecting increases in home video, television and merchandise licensing, partially offset by lower theatrical results. Costs and expenses, which consist principally of production cost amortization, distribution and selling expenses, merchandise cost, labor and occupancy, increased 26% or $416 million. The increase is primarily due to higher theatrical distribution and amortization costs, higher home video selling costs and expansion of the Disney Stores.

Broadcasting - Quarter

      Revenues increased 7% or $108 million to $1.6 billion, driven by a $58 million increase in revenues at ESPN and The Disney Channel, due primarily to higher advertising revenues and affiliate fees resulting from continued growth at ESPN, and an increase of $23 million at the television stations due primarily to the addition of two stations in September 1995.

      Operating income increased 19% or $49 million to $309 million, reflecting significant decreases in program amortization, primarily at the television network, and revenue increases at ESPN and The Disney Channel. Costs and expenses, which consist primarily of programming, selling, general and administrative costs increased 5% or $59 million, reflecting increased program rights and production costs, driven by growth at ESPN, partially offset by decreased program amortization at the television network, primarily attributable to the acquisition.

Theme Parks and Resorts - Quarter

      Revenues increased 9% or $107 million to $1.2 billion, reflecting growth of $90 million due to higher domestic and international theme park attendance and increased guest spending in Florida and California, and an increase in occupied rooms at Florida and California resorts, primarily due to increased occupancy.

                             The Walt Disney Company
                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations (continued)


Theme Parks and Resorts - Quarter (continued)

      Operating income increased 14% or $44 million to $350 million, driven by higher theme park attendance and guest spending, and increased occupied rooms at Florida and California resorts. Costs and expenses, which consist principally of labor, costs of merchandise, food and beverages sold, depreciation, repairs and maintenance, entertainment, and marketing and sales expenses, increased 8% or $63 million. The increase was primarily due to higher operating costs resulting from increased attendance.

Business Segment Results - Nine Months

                                      (Unaudited; in millions)
                              Pro forma                    As reported
                      ===========================  ============================
                       1996      1995    %Change    1996      1995     %Change
Revenues:
   Creative Content   $7,838    $6,723     17%     $7,428    $5,802      28%
   Broadcasting        4,830     4,619      5%      2,741       308     n/m
   Theme Parks &
    Resorts            3,298     2,916     13%      3,298     2,917      13%
   Total             $15,966   $14,258     12%    $13,467    $9,027      49%

Operating Income: (1)
   Creative Content   $1,226    $1,323    (7)%     $1,209    $1,264      (4)%
   Broadcasting          836       782     7%         519        55     n/m
   Theme Parks &
    Resorts              747       650    15%         747       651      15%
   Total               2,809     2,755     2%       2,475     1,970      26%

   Accounting Change
    for SFAS 121        (300)       -     n/m        (300)       -      n/m
   Total              $2,509    $2,755    (9)%     $2,175    $1,970      10%

(1) Includes depreciation and amortization
(excluding film cost) of:
   Creative Content   $  151    $  120             $  139    $   75
   Broadcasting          391       386                249         6
   Theme Parks &
     Resorts             279       254                279       254
                      $  821    $  760             $  667    $  335


                             The Walt Disney Company
                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations (continued)

Creative Content - Nine Months

      Revenues increased 17% or $1.1 billion to $7.8 billion, driven by growth of $235 million in home video, $210 million in television, $168 million in theatrical, $123 million in character merchandise licensing and $144 million in the Disney Stores. Home video revenues reflect Pocahontas, Cinderella, Aristocats and The Santa Clause domestically, and The Lion King and 101 Dalmatians internationally. Television revenues increased due to the success of titles in worldwide pay television and syndication. Theatrical revenues reflect the box office performance of Toy Story worldwide, Pocahontas internationally and The Rock domestically. Merchandise licensing revenues increased due to the strength of standard characters worldwide and increased levels of targeted marketing. Revenue growth at the Disney Stores reflects the impact of new stores.

      Operating income decreased 7% or $97 million to $1.2 billion, primarily due to lower theatrical results partially offset by improved results in television, worldwide merchandise licensing and home video. Costs and expenses increased 22% or $1.2 billion. The increase is primarily due to higher theatrical distribution and home video selling costs, the write-off of certain theatrical development projects, higher production cost amortization and expansion of the Disney Stores.

Broadcasting - Nine Months

      Revenues increased 5% or $211 million to $4.8 billion, reflecting a $200 million increase in revenues at ESPN and The Disney Channel, resulting from higher advertising revenues and affiliate fees due primarily to expansion, partially offset by a $46 million decrease at the television network and stations due to the impact of continuing ratings deterioration and the absence of the Super Bowl in the current period.

      Operating income increased 7% or $54 million to $836 million, reflecting significant decreases in program amortization, primarily at the television network, and revenue increases at ESPN and The Disney Channel. Decreased program amortization more than offset the revenue decreases at the television network and stations. Costs and expenses increased 4% or $157 million, reflecting increased program rights and production costs driven by growth at ESPN, partially offset by decreased program amortization at the television network, primarily attributable to the acquisition.

                             The Walt Disney Company
                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations (continued)


Theme Parks and Resorts - Nine Months

      Revenues increased 13% or $382 million to $3.3 billion, reflecting growth of $213 million due to higher domestic and international theme park attendance and increased guest spending in Florida and California, and $61 million from an increase in occupied rooms at Florida and California resorts, primarily attributable to the successful phased opening of Disney's All-Star Music Resort during the prior year and increased occupancy.

      Operating income increased 15% or $97 million to $747 million, driven by higher theme park attendance and guest spending and increased occupied rooms at Florida resorts. Costs and expenses increased 13% or $285 million. The increase was primarily due to higher operating costs resulting from higher attendance and expansion of theme park attractions and Florida resorts.


FINANCIAL CONDITION

      During the second quarter, the Company completed its acquisition of Capital Cities pursuant to a reorganization agreement executed in July 1995. Aggregate consideration paid to Capital Cities shareholders in March 1996 consisted of $10 billion in cash and 154.6 million shares of Company common stock. The Company initially funded the cash portion through the issuance of approximately $8.8 billion of commercial paper and the use of existing cash and investments. Also during the second quarter, the Company issued $2.6 billion of five-year and ten-year senior notes. During the current quarter the Company issued approximately $920 million of Japanese yen bonds and approximately $190 million of Italian lira bonds, which mature in three and four years respectively. The proceeds from these issuances were used to partially repay the commercial paper. Bank facilities totaling $7 billion are in place to support the remaining commercial paper outstanding. The Company intends to replace some of the remaining commercial paper with longer-term financing, including debt to be issued under a shelf registration statement filed in November 1995 permitting the issuance from time to time of up to an additional $2.2 billion of debt and preferred equity securities.

      For the nine months ended June 30, 1996, cash provided by operations increased 38% or $1.1 billion to $3.8 billion.

                             The Walt Disney Company
                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations (continued)


      Net borrowings (the Company's borrowings less cash and liquid investments) increased $9.8 billion to $11.2 billion, due primarily to new borrowings and liquidation of certain investments in connection with the acquisition of Capital Cities.

      During the nine months, the Company invested $3.1 billion to produce and acquire film and television properties and $1.2 billion primarily to design and develop new theme park attractions and resort properties.

      The Company expects the ABC Television Network, ESPN and the Company's television and radio stations to continue to enter into programming commitments to purchase the broadcast rights for various feature film, sports and other programming. Total commitments to purchase broadcast programming approximated $3.8 billion at June 30, 1996. This amount is substantially payable over the next five years.

      The Company believes that its financial condition is strong and that its cash, other liquid assets, operating cash flows, access to equity capital markets and borrowing capacity, taken together, provide adequate resources to fund ongoing operating requirements and future capital expenditures related to the expansion of existing businesses and development of new projects.

                           PART II. OTHER INFORMATION
                             THE WALT DISNEY COMPANY


Item 4. Submission of Matters to a Vote of Security Holders

      None

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

      None

(b)   Reports on Form 8-K

      None

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


August 2, 1996
Burbank, California