Form 10-K405
period 1996-09-30
WALT DISNEY CO/
filed 1996-12-19
CIK 1001039

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 1996        Commission File Number 1-
                                                    11605


                       [LOGO OF THE WALT DISNEY COMPANY]

Incorporated in Delaware                                   I.R.S. Employer
500 South Buena Vista Street, Burbank, California 91521   Identification No.
(818) 560-1000                                              95-4545390

Securities Registered Pursuant to Section 12(b) of the Act:

                                                    Name of Each Exchange
Title of Each Class                                  on Which Registered
-------------------                                 ---------------------
Common Stock, $.01 par value                        New York Stock Exchange
                                                    Pacific Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act: None.

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. Yes   X    No
                                        ----     ----
  Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   X
                              ----
  As of November 30, 1996, the aggregate market value of registrant's common stock held by non-affiliates (based on the closing price on such date as reported on the New York Stock Exchange-Composite Transactions) was $49.1 billion. All executive officers and directors of registrant and all persons filing a Schedule 13D with the Securities and Exchange Commission in respect to registrant's common stock have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the registrant.

  There were 675,098,522 shares of common stock outstanding as of December 12, 1996.

                      Documents Incorporated by Reference

  Certain information required for Part III of this report is incorporated herein by reference to an amendment to this report on Form 10-K/A to be filed within 120 days after the end of the fiscal year covered by this report.

                                    PART I

ITEM 1. BUSINESS
  The Walt Disney Company, together with its subsidiaries, is a diversified international entertainment company with operations in three business segments: Creative Content, Broadcasting and Theme Parks and Resorts. Information on revenues, operating income, identifiable assets and supplemental revenue of the Company's business segments appears in Note 11 of the Notes to Consolidated Financial Statements included in Item 8 hereof. The Company employs approximately 100,000 people.

  On February 9, 1996, the Company completed its acquisition of Capital Cities/ABC, Inc. ("ABC"). Information on the acquisition appears in Note 2 of the Notes to Consolidated Financial Statements included in Item 8 hereof. As a result of the acquisition, a new parent company, with the name "The Walt Disney Company," replaced the old parent company of the same name. For convenience, the term "Company" is used in this report to refer to both the old and the new parent company. Unless the context otherwise requires, the term is also used to refer collectively to the parent company and the subsidiaries through which its various businesses are actually conducted.

                               BUSINESS SYNERGY

  The Company's three different operating segments market the Company's trademarks, characters, products and services as part of a cohesive effort to generate stockholder value through synergy.

  The Creative Content segment produces live-action and animated motion pictures, television programs and musical recordings, licenses the Company's characters and other intellectual property for use in connection with merchandise and publications, and publishes books and magazines. Within the segment, films and characters are often promoted through the release of audiocassettes and compact discs, children's books and magazines. In addition, television programs have been created that contain characters originated in animated films. Character merchandising and publications licensing promote the Company's films and television programs, as well as the Company's other operations. The Company also operates the Disney Stores, which are direct retail distribution outlets for products based on the Company's characters and films. The Company is also engaged directly in the home video and television distribution of its film and television library.

  The Company's other operations benefit substantially from the Creative Content segment, and those operations in turn promote the Company's films, television programs and merchandise. The products and services of the Creative Content segment often contain elements highlighting the Company's theme parks and resorts, and the theme parks and resorts will often promote recent releases of motion pictures through parades, stage shows and other attractions.

  In keeping with its pursuit of business synergy, the Company recently moved into the development of multimedia technologies, including interactive software, interactive television and video ventures. The Company's interactive software is primarily oriented toward children, and includes characters from the Company's animated films and television programs. The Company is also expanding into the cruise line business, with two ships scheduled to be launched in 1998. The Company anticipates promoting the cruise line business by incorporating the Company's characters, themes from live-action and animated motion pictures, film and stage entertainment into the cruise experience, and by packaging cruises with visits to the Walt Disney World Resort.

  In addition to the value generated through synergy, the Company believes its operating segments benefit substantially from the Company's reputation in the entertainment industry for commitment to excellent quality in all of its products and services.

                               CREATIVE CONTENT

  The Company is an industry leader in producing and acquiring live-action and animated motion pictures for distribution to the theatrical, television and home video markets, and producing original television programming for the network and first-run syndication markets. In addition, the Company also produces music recordings and live stage plays. The Company licenses the name "Walt Disney," as well as the Company's characters, visual and literary properties and songs and music, to various consumer manufacturers, retailers, show promoters and publishers throughout the world. Company subsidiaries also engage in direct retail distribution through The Disney Stores; publish domestic newspapers, technical and specialty publications; create books, magazines and comics in the United States and Europe; and produce popular music, children's audio products and computer software for all markets, as well as film and video products for the educational marketplace.

THEATRICAL FILMS
  Walt Disney Pictures and Television, a subsidiary of the Company, produces and acquires live-action motion pictures that are distributed under the banners Walt Disney Pictures, Touchstone Pictures, Hollywood Pictures and Caravan Pictures. Another subsidiary, Miramax Film Corp., acquires and produces motion pictures that are primarily distributed under the Miramax banner. The Company also produces and distributes animated motion pictures under the banner Walt Disney Pictures. In addition, the Company distributes films produced or acquired by certain independent production companies.

  Recently, the Company announced a new direction for its film slate, which will be phased-in over the next several years. The Company intends on producing fewer total films, but increasing its per film expenditures. Accordingly, total film expenditures are expected to approximate current levels. During 1997, the Company will seek to distribute approximately 25 feature films under the Company's various banners and approximately 35 additional films under the Miramax banner, including several live-action family feature films, one to two full-length animated films and between 45 and 55 films targeted to teenagers and adults. In addition, the Company periodically reissues previously released animated films. As of September 30, 1996, the Company had released 427 full-length live-action features (primarily color), 34 full-length animated color features and approximately 554 cartoon shorts.

  The Company distributes and markets its filmed products principally through its own distribution and marketing companies in the United States and major foreign markets.

HOME VIDEO
  The Company directly distributes home video releases from each of its banners in the domestic market. In the international market, the Company distributes both directly and through foreign distribution companies. In addition, the Company acquires and produces original programming for direct-to-video release. As of September 30, 1996, approximately 834 produced and acquired titles, including 437 feature films and 397 cartoon shorts and animated features, were available to the domestic marketplace. Approximately 881 produced and acquired titles, including 462 feature films and 419 cartoon shorts and animated features, were available to the international home entertainment market.

TELEVISION PRODUCTION AND DISTRIBUTION
  The Company develops, produces and distributes television programming for broadcasters, cable and satellite operators, including the major television networks, The Disney Channel, A&E Television Networks and Lifetime Television under the Buena Vista Television, Touchstone Television and Walt Disney Television labels. Program development is carried out in collaboration with a number of independent writers, producers and creative teams under various development arrangements. The Company focuses on the development, production and distribution of half-hour comedies for network prime-time broadcast, including such series as Home Improvement, Ellen and Boy Meets World. Fall 1996 releases included Dangerous Minds, Life's Work and Homeboys in Outer Space.

  Walt Disney Television currently distributes two animated cartoon series for Saturday morning: Aladdin and Timon and Pumbaa. The Company also offers a variety of prime-time specials for exhibition on network television. Additionally, the Company produces first-run animated and live-action syndicated programming. The Disney Afternoon is a two-hour block of cartoons airing five days per week, including Aladdin, Gargoyles, Darkwing Duck, Mighty Ducks, Quack Pack and Timon and Pumbaa. Live-action programming includes Live! with Regis and Kathie Lee, a daily talk show on ABC; Siskel & Ebert, a weekly motion picture review program; Disney Presents Bill Nye the Science Guy and Sing Me a Story With Belle, weekly educational programs for children.

  The Company licenses the theatrical and television film library to the domestic television syndication market. Television programs in off-network syndication include Home Improvement, Blossom, Dinosaurs, The Golden Girls and Empty Nest. Major packages of the Company's feature films and television programming have been licensed for broadcast continuing over several years.

  The Company licenses television series developed for United States networks in a number of foreign markets, including Canada, France, Germany, Italy, Spain and the United Kingdom. Certain of the Company's television programs are also syndicated by the Company abroad, including The Disney Club, a weekly series that the Company produces for foreign markets. The Company's television programs are telecast regularly in many countries, including Australia, Brazil, Canada, China, France, Germany, Italy, Japan, Mexico, Spain and the United Kingdom.

  The Company currently licenses its feature films for pay television on an output basis in several geographic markets, including the United Kingdom and Scandinavia, and has an arrangement with Showtime through 1997 for the United States. In 1993, the Company entered into an agreement to license to the Encore pay television service, over a multi-year period, exclusive domestic pay television rights to Miramax films beginning in 1994 and Touchstone Pictures and Hollywood Pictures films starting in 1997.

AUDIO PRODUCTS AND MUSIC PUBLISHING
  The Company also produces and distributes compact discs, audiocassettes and records, consisting primarily of soundtracks for animated films and read-along products, directed at the children's market in the United States, France and the United Kingdom, and licenses the creation of similar products throughout the rest of the world. In addition, the Company commissions new music for its motion pictures, television programs and records and exploits the song copyrights created for the Company by licensing others to produce and distribute printed music, records, audiovisual devices and public performances.

  Domestic retail sales of compact discs, audiocassettes and records are the largest source of revenues, while direct marketing, which utilizes catalogs, coupon packages and television, is a secondary means of distribution for the Company.

  The Company's Hollywood Records subsidiary develops, produces and markets recordings from new talent across the spectrum of popular music, as well as soundtracks from certain of the Company's live-action motion pictures.

WALT DISNEY THEATRICAL PRODUCTIONS
  In 1994, the Company produced a Broadway-style stage musical based on the animated feature film Beauty and the Beast. The stage adaptation is currently playing in several cities in the United States and around the world. The Company has also leased the New Amsterdam Theater in New York, and anticipates producing additional live theatre including The Lion King, scheduled to open in November 1997.

CHARACTER MERCHANDISE AND PUBLICATIONS LICENSING
  The Company's worldwide licensing activities generate royalties which are usually based on a fixed percentage of the wholesale or retail selling price of the licensee's products. The Company licenses characters based upon both traditional and newly created film properties. Character merchandise categories which have been licensed include apparel, watches, toys, gifts, housewares, stationery, sporting goods and domestic items such as sheets and towels. Publication categories which have been licensed include continuity-series books, book sets, art and picture books and magazines.

  In addition to receiving licensing fees, the Company is actively involved in the development and approval of licensed merchandise and in the conceptualization, development, writing and illustration of licensed publications. The Company continually seeks to create new characters to be used in licensed products.

THE DISNEY STORES
  The Company markets Disney-related products directly through its retail facilities operated under "The Disney Store" name. These facilities are generally located in leading shopping malls and similar retail complexes. The stores carry a wide variety of Disney merchandise and promote other businesses of the Company. During fiscal 1996, the Company opened 65 new stores in the United States and Canada, 19 in Europe and 17 in the Asia-Pacific area, bringing the total number to 530 as of September 30, 1996. The Company expects to open additional stores in the future in selected markets throughout the United States, as well as in Asia-Pacific, European and Latin American countries.

NEWSPAPER, TECHNICAL AND SPECIALTY PUBLISHING
  Publishing operations include production of seven daily newspapers (five of which have Sunday editions); weekly community newspapers; shopping guides and real estate magazines; specialized publications that involve news and ideas for various industries; and consumer, special interest, trade and agricultural publications. The publishing group also provides research and database services.

BOOKS AND MAGAZINES
  The Company also has book imprints in the United States offering books for children and adults. The Company also produces several magazines for the children and family markets as well as Discover, a general science magazine. In addition, the Company is a partner in a joint venture which produces children's books and magazines and computer software magazines in France.

DISNEY INTERACTIVE
  Disney Interactive is a fully-integrated software business focused on the product development and marketing of entertainment and educational computer software and video game titles for home and school. The division's initiatives also involve the development, publication and distribution of content for narrow-band on-line services, the interactive software market, interactive television platforms, Internet web sites and other emerging technology ventures.

OTHER ACTIVITIES
  The Company produces audiovisual materials for the educational market, including videocassettes and film strips. It also licenses the manufacture and sale of posters and other teaching aids. The Company markets and distributes, through various channels, animation cel art and other animation-related artwork and collectibles.

COMPETITIVE POSITION
  The success of the Creative Content operations is heavily dependent upon public taste, which is unpredictable and subject to change. In addition, filmed entertainment operating results fluctuate due to the timing of theatrical and home video releases. Release dates are determined by several factors, including timing of vacation and holiday periods and competition in the market. Operating results for the licensing and retail distribution business are influenced by seasonal consumer purchasing behavior and by the timing of animated theatrical releases.

  The Company's Creative Content businesses compete with all forms of entertainment. A significant number of companies produce and/or distribute theatrical and television films, exploit products in the home video market, provide pay television programming service, sponsor live theater, and/or produce interactive software. The Company also competes to obtain creative talents, story properties, advertiser support, broadcast rights and market share, which are essential to the success of all of the Company's Creative Content businesses.

  The Company competes in its character merchandising and other licensing, publishing and retail activities with other licensers, publishers and retailers of character, brand and celebrity names. Although public information is limited, the Company believes it is the largest worldwide licenser of character-based merchandise and producer/distributor of children's audio products.

  The Company's newspaper publishing operations compete in their various local markets against other newspapers, and other media channels for audience and advertising revenues. Technical and specialty publications usually cover small markets, with limited competition.

                                 BROADCASTING

TELEVISION AND RADIO NETWORKS
  The Company operates the ABC Television Network, which as of September 30, 1996 had 223 primary affiliated stations operating under long-term agreements reaching 99.9% of all U.S. television households. The ABC Television Network broadcasts programs in "dayparts" and types as follows: Monday through Friday Early Morning, Daytime and Late Night, Monday through Sunday Prime Time and News, Children's and Sports. The Company also operates the ABC Radio Networks, which serve more than 122 million people weekly over approximately 2,900 affiliates as of September 30, 1996 through seven different program services, each with its own group of affiliated stations. The ABC Radio Networks also produce and distribute a number of radio program series for radio stations nationwide.

  Generally, the networks pay the cost of producing their own programs or acquiring broadcast rights from other producers for network programming and pay varying amounts of compensation to affiliated stations for broadcasting the programs and commercial announcements included therein. Substantially all revenues from network operations are derived from the sale to advertisers of time in network programs for commercial announcements. The ability to sell time for commercial announcements and the rates received are dependent on many factors, primarily the quantitative and qualitative audience that the network can deliver to the advertiser, as well as overall advertiser demand for time in the network marketplace.

TELEVISION AND RADIO STATIONS
  The Company owns nine very high frequency (VHF) television stations, five of which are located in the top ten markets in the United States; one ultra high frequency (UHF) television station; eleven standard (AM) radio stations; and ten frequency modulation (FM) radio stations. All of the television stations are affiliated with the ABC Television Network, and 17 of the 21 radio stations are affiliated with the ABC Radio Networks. The Company's television stations penetrate 24% of the nation's television households, calculated using the multiple ownership rules of the Federal Communications Commission (FCC). The Company's radio stations reach more than 13 million people weekly in the top twenty United States advertising markets.

  During 1996, the Company also operated KCAL-TV, an independent station in Los Angeles, California. In May 1996, the Company entered into an agreement to sell KCAL to Young Broadcasting, Inc. The sale was consummated on November 22, 1996.

CABLE AND INTERNATIONAL BROADCAST
  The Company's Cable and International Broadcast operations are principally involved in the production and distribution of cable television programming, the licensing of programming to domestic and international markets and investment in joint ventures in foreign-based television operations and television production and distribution entities. The Company owns The Disney Channel, 80% of ESPN Inc., 37.5% of the A&E Television Networks, 50% of Lifetime Entertainment Services, and has various other investments in Europe.

  The Disney Channel, which has approximately 25 million domestic and 7 million international subscribers, is a cable television service. New shows developed for original use by The Disney Channel include dramatic, adventure, comedy and educational series, as well as documentaries and first-run television movies. In addition, entertainment specials include shows originating from both the Walt Disney World Resort(R) and Disneyland Park(R). The balance of the programming consists of products acquired from third parties and products from the Company's theatrical film and television programming library. The Disney Channel Taiwan premiered in March 1995, followed by the launch of The Disney Channel U.K. in October 1995. The Company began broadcasting The Disney Channel Australia in 1996, expects to launch The Disney Channel in France and the Middle East in 1997, and is exploring the development of The Disney Channel in other countries around the world.

  ESPN Inc. operates ESPN, a cable sports programming service reaching 70 million subscribers domestically and 105 million subscribers in 160 countries internationally, and ESPN2, which reaches 38 million domestic subscribers. ESPN also owns 33% of Eurosport, a pan-European satellite-delivered cable and direct-to-home sports programming service, and 20% of Japan Sports Network, a sports cable channel. ESPNews, a 24-hour sports news cable channel, was launched in fall 1996, and ESPN Asia and Star Sports have formed a joint venture for delivery of sports programming throughout most of Asia.

  The A&E Television Network is a cable programming service devoted to cultural and entertainment programming reaching 68 million subscribers. The History Channel, which is owned by A&E, reaches 22 million subscribers.

  Lifetime Entertainment Services owns Lifetime Television, which reaches 66 million cable subscribers and is devoted to women's lifestyle programming.

  The Company has affiliated European operations including (i) Tele-Munchen Fernseh GmbH & Co., a 50%-owned television and theatrical production/distribution company based in Munich, Germany, which also has interests in cinemas, (ii) RTL 2 Fernseh GmbH & Co., a 23%-owned general entertainment commercial broadcasting company, also based in Munich, reaching 28 million households, (iii) TM3 Fernseh GmbH & Co. KG, a 37.5%-owned women-oriented commercial broadcasting company reaching 17 million households, also based in Munich, (iv) RTL Disney Fernseh GmbH & Co. KG ("Super RTL"), a 50%- owned German family entertainment commercial broadcasting company reaching 18 million households and (v) Scandinavian Broadcasting System SA, a 23%-owned company based in Luxembourg with interests in television and radio stations, satellite-delivered cable and direct-to-home programming services and television production, serving various European countries and reaching 13 million households.

  The Company's share of the financial results of the cable and international broadcast services, other than The Disney Channel and ESPN Inc., are reported under the heading "Corporate Activities and Other" in the Company's consolidated statements of income.

COMPETITIVE POSITION
  The ABC Television Network, The Disney Channel, ESPN and other broadcasting affiliates compete for viewers with the other television networks, independent television stations, other video media such as cable television, multipoint distribution services ("MDS," which employ non-broadcast frequencies to transmit subscription television services to individual homes and businesses), direct broadcast services, satellite television program services and videocassettes. In the sale of advertising time, the broadcasting operations compete with other television networks, independent television stations, suppliers of cable television programs and other advertising media such as newspapers, magazines and billboards. Substantial competition also exists for exclusive broadcasting rights for television programs. The ABC Radio Networks likewise compete with other radio networks and radio programming services, independent radio stations and other advertising media.

  The Company's television and radio stations are in competition with other television and radio stations, cable television systems, MDS, direct broadcast services, satellite television program services, videocassettes and other advertising media such as newspapers, magazines and billboards. Such competition occurs primarily in individual market areas. Generally, a television station in one market does not compete directly with other stations in other market areas. Nor does a group of stations, such as those owned by the Company, compete with any other group of stations as such. While the pattern of competition in the radio station industry is basically the same, it is not uncommon for radio stations outside of a market area to place a signal of sufficient strength within that area (particularly during nighttime hours) to gain a share of the audience. However, they generally do not realize significantly increased advertising revenues as a result.

  The Company's television and radio broadcasting operations are under the jurisdiction of the FCC. Under the Communications Act of 1934, as amended (the "Communications Act"), the FCC is empowered to issue, revoke or modify broadcasting licenses, determine the location of stations, regulate the equipment used by stations, adopt regulations to carry out the provisions of the Communications Act and impose certain penalties for violation of its regulations.

  FCC regulations also restrict the ownership of stations and cable operations in certain circumstances, and regulate the practices of network broadcasters, cable providers and competing services. Such laws and regulations are subject to change, and the Company generally cannot predict whether new legislation or regulations, or a change in the extent of application or enforcement of current laws and regulations, would have an adverse impact on the Company's operations.

                            THEME PARKS AND RESORTS

  The Company operates the Walt Disney World Resort in Florida and the Disneyland Park and two hotels in California. The Company also earns royalties on revenues generated by the Tokyo Disneyland(R) theme park and has an equity interest in Disneyland Paris.

WALT DISNEY WORLD RESORT
  The Walt Disney World Resort is located on approximately 30,500 acres of land owned by Company subsidiaries 15 miles southwest of Orlando, Florida. The resort includes three theme parks (the Magic Kingdom, Epcot and the Disney-MGM Studios), hotels and villas, an entertainment complex, a shopping village, conference centers, campgrounds, golf courses, water parks and other recreational facilities designed to attract visitors for an extended stay. A fourth theme park, Disney's Animal Kingdom featuring live animals in natural habitats, is currently under construction and scheduled to open in spring 1998.

  The Company markets the entire Walt Disney World Resort through a variety of national, international and local advertising and promotional activities. The Walt Disney World Resort began celebrating its 25th Anniversary in October 1996 with a series of promotional and special events. A number of attractions in each of the theme parks are sponsored by corporate participants through long-term participation agreements.

  MAGIC KINGDOM - The Magic Kingdom, which opened in 1971, consists of seven principal areas: Main Street U.S.A., Liberty Square, Frontierland, New Tomorrowland, Fantasyland, Adventureland and Toontown Fair. These areas feature themed rides and attractions, restaurants, refreshment stands and merchandise shops.

  EPCOT - Epcot, which opened in 1982, consists of two major themed areas:
Future World and World Showcase. Future World dramatizes certain historical developments and addresses the challenges facing the world today through major pavilions devoted to high-tech products of the future ("Innoventions"), communication and technological exhibitions ("Spaceship Earth"), and energy, transportation, imagination, life and health, the land and seas. World Showcase presents a community of nations focusing on the culture, traditions and accomplishments of people around the world. World Showcase includes as a central showpiece the American Adventure pavilion, which highlights the history of the American people. Other nations represented are Canada, China, France, Germany, Italy, Japan, Mexico, Morocco, Norway and the United Kingdom. Both areas feature themed rides and attractions, restaurants and merchandise shops.

  DISNEY-MGM STUDIOS - The Disney-MGM Studios, which opened in 1989, consists of a theme park, an animation studio and a film and television production facility. The complex park centers around Hollywood as it was during the 1930's and 1940's and features Disney animators at work and a backstage tour of the film and television production facilities in addition to themed food service and merchandise facilities and other attractions. The production facility consists of three sound stages, merchandise shops and a back lot area and currently hosts both feature film and television productions.

  RESORT FACILITIES - As of September 30, 1996, the Company owned and operated 12 resort hotels and a complex of villas and suites at the Walt Disney World Resort, with a total of approximately 14,700 rooms. The Disney Institute, a resort offering participatory programs and life-enriching experiences, opened in 1996, as did Disney's BoardWalk Hotel with 378 luxury rooms. In addition, Disney's Fort Wilderness camping and recreational area offers approximately 1,200 campsites and wilderness homes. Several of the resort hotels also contain conference centers and related facilities.

  Recreational activities available at the resort facilities include five championship golf courses, miniature golf courses, an animal sanctuary, tennis, sailing, water skiing, swimming, horseback riding and a number of noncompetitive sports and leisure time activities. The Company also operates three water parks: Blizzard Beach, River Country and Typhoon Lagoon.

  The Company has also developed a shopping facility and entertainment complex to be known as Downtown Disney, which consists of the Disney Village Marketplace and Pleasure Island. The Disney Village Marketplace is home to the 50,000-square-foot World of Disney, which opened in October 1996 and is the largest Disney retail store in the world. Pleasure Island, an entertainment center adjacent to the Disney Village Marketplace, includes restaurants, night clubs and shopping facilities. These shopping and entertainment facilities are currently under significant expansion. The newly expanded property will be situated on 66 acres on the west side of Pleasure Island and will include multiple third party arrangements such as the House of Blues, a New Orleans-style restaurant and live entertainment facility; Wolfgang Puck's Cafe, a California cuisine restaurant; Virgin Records Megastore, a state-of-the-art music, video and book showplace; Cirque du Soleil, a high energy acrobatics and modern dance show; Bongos Cuban Cafe, a cafe/night club; and an AMC theater complex, which will become the largest theater complex in Florida.

  Currently under development are Celebration, a 4,900-acre town; Disney Cruise Line, a cruise vacation line that will include two 85,000 ton ships; Disney's Coronado Springs Resort, a facility designed to serve the moderately priced hotel/convention market; and Disney's Wide World of Sports, a sports complex featuring professional and amateur sporting events.

  At the Disney Village Marketplace Hotel Plaza, seven independently operated hotels are situated on property leased from the Company. These hotels have a capacity of approximately 3,700 rooms. Additionally, two hotels--the Walt Disney World Swan and the Walt Disney World Dolphin, with an aggregate capacity of approximately 2,300 rooms--are independently operated on property leased from the Company near Epcot. Another hotel, the 288-room Shades of Green on Walt Disney World Resort, is leased from the Company and operated by a non-profit organization as an armed forces recreation center.

DISNEYLAND
  The Company owns 330 acres and has under long-term lease an additional 39 acres of land in Anaheim, California. Disneyland, which opened in 1955, consists of eight principal areas: Toontown, Fantasyland, Adventureland, Frontierland, Tomorrowland, New Orleans Square, Main Street and Critter Country. These areas feature themed rides and attractions, restaurants, refreshment stands and merchandise shops. A number of the Disneyland attractions are sponsored by corporate participants. The Company markets Disneyland through national and local advertising and promotional activities. The Company also owns and operates the 1,100-room Disneyland Hotel and the 500-room Disneyland Pacific Hotel.

  The Company has received approval from the city of Anaheim to construct a new theme park, Disney's California Adventure. The new theme park will be constructed on the existing Disneyland parking lot and property adjacent to the park. Disney's California Adventure will celebrate the many attributes of the state of California and will feature Disneyland Center, a themed complex of shopping, dining, and entertainment venues; the Grand Californian, a deluxe 750-room hotel located inside the park; and an assortment of "California" themed areas with associated rides and attractions.

DISNEY VACATION CLUB
  In 1995, the Company completed the 497-unit Disney Old Key West Resort at the Walt Disney World Resort. In addition, 175 units in Vero Beach, Florida opened in October 1995, and 102 units on Hilton Head Island, South Carolina, and 383 villas located at Disney's BoardWalk Resort opened in 1996. Available units at each facility are intended to be sold under a vacation ownership plan and operated partially as rental property until the units are sold.

DISNEY REGIONAL ENTERTAINMENT
  The Company is developing a variety of entertainment-based initiatives to open in various parts of the United States and abroad. These businesses will include sports concepts, interactive entertainment centers, children's play centers and other operations that use Disney's creative entertainment talents and the popularity of the Disney brand.

  Beginning in February 1997, the Company will be opening Club Disney, the first regional entertainment operation, in select suburban markets. Club Disney is a play environment oriented toward children under 10 and their parents. The first store in Thousand Oaks, California, will include a three-story Jungle Climber, a game area, the Pooh N You Hundred Acre Wood-themed play area, Curiosity Castle, the Starring You Studio and other attractions. Entrance to the property will be priced comparably with the cost of admission to a movie theater. The property will also have a cafe, a unique retail store and party rooms with different themes for birthdays and other special occasions.

TOKYO DISNEYLAND
  The Company earns royalties on revenues generated by the Tokyo Disneyland theme park, which is owned and operated by Oriental Land Co., Ltd. (OLC), an unrelated Japanese corporation. The park, which opened in 1983, is similar in size and concept to Disneyland and is located approximately six miles from downtown Tokyo, Japan.

  The Company and OLC have concluded a joint study of the basic design concept for a theme park and associated hotel adjacent to Tokyo Disneyland. The schematic design and design development stages for Tokyo DisneySea are expected to continue until late 1997, at which time OLC will make a final decision whether to commence construction.

  In addition, the Company and OLC have reached agreement on the construction of a 500 room Disney-branded hotel to be built near Tokyo Disneyland.

DISNEYLAND PARIS
  Disneyland Paris is located on a 4,800-acre site at Marne-la-Valle, approximately 20 miles east of Paris, France. The theme park, which opened in April 1992, features 42 attractions in its five themed lands. Seven themed hotels, with a total of approximately 5,800 rooms, are part of the resort complex, together with an entertainment center offering a variety of retail, dining and show facilities. The project has been developed pursuant to a 1987 master agreement with French governmental authorities by Euro Disney S.C.A., a publicly held French company in which the Company holds a 39% equity interest and which is managed by a subsidiary of the Company. The financial results of the Company's investment in Euro Disney are reported under the heading "Corporate Activities and Other" in the Company's consolidated statements of income.

WALT DISNEY IMAGINEERING
  Walt Disney Imagineering provides master planning, real estate development, attraction and show design, engineering support, production support, project management and other development services for the Company's operations.

ANAHEIM SPORTS, INC.
  The Company owns and operates a National Hockey League franchise, the Mighty Ducks of Anaheim. In addition, a subsidiary of the Company serves as general partner of the Anaheim Angels (formerly the California Angels), a Major League Baseball team.

COMPETITIVE POSITION
  All of the theme parks and most of the associated resort facilities are operated on a year-round basis. Historically, the theme parks and resorts business experiences fluctuations in park attendance and resort occupancy resulting from the nature of vacation travel. Peak attendance and resort occupancy generally occur during the summer months when school vacations occur and during early-winter and spring holiday periods.

  The Company's theme parks and resorts compete with all other forms of entertainment, lodging, tourism and recreational activities. The profitability of the leisure-time industry is influenced by various factors which are not directly controllable, such as economic conditions, amount of available leisure time, oil and transportation prices and weather patterns.

ITEM 2. PROPERTIES

  The Walt Disney World Resort, Disneyland Park and other properties of the Company and its subsidiaries are described in Item 1 under the caption Theme Parks and Resorts. Film library properties are described in Item 1 under the caption Creative Content.

  A subsidiary of the Company owns approximately 51 acres of land in Burbank, California on which the Company's studios and executive offices are located. The studio facilities are used for the production of both live-action and animated motion pictures and television products. In addition, Company subsidiaries lease office and warehouse space for certain studio and corporate activities.

  The Company's Broadcasting segment corporate offices are located in a Company-owned building at 77 West 66th Street in New York City. The Company also owns the ABC Television Center adjacent to the building and ABC Radio Networks' studios at 125 West End Avenue in New York City.

  Subsidiaries of the Company own the ABC Television Center and lease the ABC Television Network offices in Los Angeles, the ABC News Bureau facility in Washington, DC and a computer facility in Hackensack, New Jersey, under leases expiring on various dates through 2034. The Company's broadcast operations and engineering facility and local television studios and offices in New York City are leased, but the Company has the right to acquire such properties for a nominal sum in 1997. The Company's 80%-owned subsidiary ESPN owns ESPN Plaza in Bristol, Connecticut, from which it conducts its technical operations. The Company owns the majority of its other broadcast studios and offices and broadcast transmitter sites elsewhere, and those which it does not own are occupied under leases expiring on various dates through 2039.

  A U.K. subsidiary of the Company owns buildings on a four-acre parcel under long-term lease in London, England. The mixed-use development consists of 143,000 square feet of office space occupied by subsidiary operations, a 27,000 square foot building leased to a third party and 65,000 square feet of retail space.

  Various Company subsidiaries own and lease executive, editorial and other offices and facilities used by the publishing operation in various cities. For leased properties, the leases expire on various dates through 2006. All of the significant premises occupied by the newspapers are owned by Company subsidiaries.

  The Company's Disney Store unit also leases retail space for the Disney Stores in shopping malls and similar retail complexes worldwide.

  It is the Company's practice to obtain United States and foreign legal protection for its theatrical and television product and its other original works, including the various names and designs of the animated characters and the publications and music which have been created in connection with the Company's filmed products. The Company owns all rights to the name, likeness and portrait of Walt Disney.

ITEM 3. LEGAL PROCEEDINGS

  The Company, together with, in some instances, certain of its directors and officers, is a defendant or co-defendant in various legal actions involving copyright, breach of contract and various other claims incident to the conduct of its businesses. Management does not expect the Company to suffer any material liability by reason of such actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE COMPANY
  The executive officers of the Company are elected each year at the organizational meeting of the Board of Directors which follows the annual meeting of the stockholders and at other meetings as appropriate. Each of the executive officers has been employed by the Company in the position or positions indicated in the list and pertinent notes below. Messrs. Eisner, Disney and Murphy have been employed by the Company as executive officers for more than five years.

  At September 30, 1996, the executive officers were as follows:

                                                                      Executive
                                                                       Officer
          Name             Age                   Title                  Since
 ---------------------     ---     --------------------------------   ---------
 Michael D. Eisner          54     Chairman of the Board and Chief      1984
                                    Executive Officer
 Michael S. Ovitz           49     President /1/                        1995
 Roy E. Disney              66     Vice Chairman of the Board           1984
 Sanford M. Litvack         60     Senior Executive Vice President      1991
                                    and Chief of Corporate
                                    Operations
 Richard D. Nanula          36     Senior Executive Vice President      1996
                                    and Chief Financial Officer /2/
 John F. Cooke              54     Executive Vice President-            1995
                                    Corporate Affairs /3/
 Lawrence P. Murphy         44     Executive Vice President and         1985
                                    Chief Strategic Officer and
                                    Chairman of Disney Cruise Lines

--------
/1/ On October 2, 1995, Mr. Michael Ovitz joined the Company and assumed the position of President. Mr. Ovitz co-founded and served as chairman of Creative Artists Agency from 1975 until 1995. On December 12, 1996, the Company announced that Mr. Ovitz will leave the Company effective January 31, 1997.

/2/ Mr. Nanula joined the Company's strategic planning operation in 1986 and was named Vice President-Treasurer of the Company in January 1990. He was named Senior Vice President and Chief Financial Officer in August 1991, Executive Vice President in February 1994 and President of The Disney Stores, Inc. in November 1994, where he served until assuming his present position in February 1996.

/3/ Mr. Cooke served as President of the The Disney Channel from 1985 until assuming his present position in February 1995.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

  The Company's common stock is listed on the New York and Pacific stock exchanges (NYSE symbol DIS). The following sets forth the high and low composite sale prices for the fiscal periods indicated.

                                                                   Sales Price
                                                                 ---------------
                                                                  High     Low
                                                                 ------- -------
        1996
       4th Quarter.............................................. $63 5/8 $53 3/8
       3rd Quarter..............................................  65 5/8  58 1/4
       2nd Quarter..............................................  69 3/4  59 1/2
       1st Quarter..............................................  62 7/8  55 3/8
        1995
       4th Quarter..............................................  62 3/4  50 1/2
       3rd Quarter..............................................  60      52 7/8
       2nd Quarter..............................................  56 1/4  45
       1st Quarter..............................................  46 7/8  37 3/4

  The Company declared a first quarter dividend of $.09 per share and three subsequent quarterly dividends of $.11 per share in 1996, and in 1995, declared a first quarter dividend of $.075 per share and three subsequent quarterly dividends of $.09 per share.

  As of September 30, 1996, the approximate number of record holders of the Company's common stock was 564,000.

ITEM 6. SELECTED FINANCIAL DATA

(In millions, except per share data)

                               1996 (1),(2)  1995     1994    1993(3)   1992
                               ------------ -------  -------  -------  -------
Statements of Income
 Revenues                        $ 18,739   $12,151  $10,090  $ 8,531  $ 7,504
 Operating income                   3,033     2,466    1,972    1,722    1,435
 Income before cumulative
  effect of accounting changes      1,214     1,380    1,110      671      817
 Cumulative effect of
  accounting changes                  --        --       --      (371)     --
 Net income                         1,214     1,380    1,110      300      817
Per Share
 Earnings before cumulative
  effect of accounting changes   $   1.96   $  2.60  $  2.04  $  1.23  $  1.52
 Cumulative effect of
  accounting changes                  --        --       --      (.68)     --
 Earnings                            1.96      2.60     2.04      .55     1.52
 Dividends                            .42       .35      .29      .24      .20
Balance Sheets
 Total assets                    $ 37,306   $14,606  $12,826  $11,751  $10,862
 Borrowings                        12,342     2,984    2,937    2,386    2,222
 Stockholders' equity              16,086     6,651    5,508    5,031    4,705
Statements of Cash Flows
 Cash flow from operations       $  4,625   $ 3,510  $ 2,808  $ 2,145  $ 1,838
 Investing activities             (13,464)   (2,288)  (2,887)  (2,660)  (1,924)
 Financing activities               8,040      (332)     (97)     113      (36)

--------
(1) These amounts reflect the impact of the acquisition of ABC. See Note 2 to the Consolidated Financial Statements.
(2) 1996 results include a $300 million non-cash charge pertaining to the implementation of SFAS 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and a $225 million charge for costs related to the acquisition of ABC. The earnings per share impacts of these charges were $.30 and $.22, respectively. See Notes 2 and 11 to the Consolidated Financial Statements.
(3) In 1993, the Company changed its accounting policy for project-related pre-opening costs, adopted SFAS 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" and adopted SFAS 109 "Accounting for Income Taxes." The cumulative effect of these accounting changes on the 1993 results follows.

                                               Net    Earnings
                                              income  per share
                                              ------  ---------
       Expense pre-opening costs as incurred  $(271)    $(.50)
       Adopt SFAS 106                          (130)     (.24)
       Adopt SFAS 109                            30       .06
                                              -----     -----
                                              $(371)    $(.68)
                                              =====     =====

Operating and net income for 1993 also reflect a $350 million charge to fully reserve the Company's outstanding receivables from Euro Disney and the Company's commitment to help fund Euro Disney for a limited period. The earnings per share impact of the charge, net of income tax benefit, was $.64.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  On February 9, 1996, the Company acquired Capital Cities/ABC, Inc. ("ABC"). The Company's results of operations have incorporated ABC's activity since that date. To enhance comparability, certain information below is presented on a "pro forma" basis and reflects the acquisition of ABC as though it had occurred at the beginning of the respective periods presented. The pro forma results are not necessarily indicative of the combined results that would have occurred had the acquisition actually occurred at the beginning of those periods.

                             CONSOLIDATED RESULTS
                     (in millions, except per share data)


                                      PRO FORMA
                                     (unaudited)            AS REPORTED
                                   ----------------  -------------------------
                                    1996     1995     1996     1995     1994
                                   -------  -------  -------  -------  -------
Revenues:
 Creative Content                  $10,505  $ 8,984  $10,095  $ 7,736  $ 6,232
 Broadcasting                        6,231    5,964    4,142      414      359
 Theme Parks & Resorts               4,502    4,001    4,502    4,001    3,499
                                   -------  -------  -------  -------  -------
 Total                             $21,238  $18,949  $18,739  $12,151  $10,090
                                   =======  =======  =======  =======  =======
Operating Income: (1)
 Creative Content                  $ 1,612  $ 1,618  $ 1,596  $ 1,531  $ 1,205
 Broadcasting                        1,062      948      747       76       77
 Theme Parks & Resorts                 990      859      990      859      690
 Accounting Change                    (300)     --      (300)     --       --
                                   -------  -------  -------  -------  -------
 Total                               3,364    3,425    3,033    2,466    1,972
Corporate Activities and Other        (249)    (255)    (309)    (239)    (279)
Net Interest (Expense) Income         (698)    (775)    (438)    (110)      10
Acquisition-related Costs              --       --      (225)     --       --
                                   -------  -------  -------  -------  -------
Income Before Income Taxes           2,417    2,395    2,061    2,117    1,703
Income Taxes                        (1,067)  (1,069)    (847)    (737)    (593)
                                   =======  =======  =======  =======  =======
Net Income                         $ 1,350  $ 1,326  $ 1,214  $ 1,380  $ 1,110
                                   =======  =======  =======  =======  =======
Earnings Per Share                 $  1.96  $  1.94  $  1.96  $  2.60  $  2.04
                                   =======  =======  =======  =======  =======
Net Income Excluding Non-
 recurring Charges (2)             $ 1,533  $ 1,326  $ 1,534  $ 1,380  $ 1,110
                                   =======  =======  =======  =======  =======
Earnings Per Share Excluding Non-
 recurring Charges (2)             $  2.23  $  1.94  $  2.48  $  2.60  $  2.04
                                   =======  =======  =======  =======  =======
Amortization of Intangible Assets
 Included in Operating Income      $   457  $   457  $   301  $   --   $   --
                                   =======  =======  =======  =======  =======
Average Number of Common and
 Common Equivalent Shares
 Outstanding                           689      685      619      530      545
                                   =======  =======  =======  =======  =======
--------
(1) Includes depreciation and amortization (excluding film cost) of:

 Creative Content                  $   198  $   167  $   186  $   107  $    80
 Broadcasting                          534      523      387        8        7
 Theme Parks & Resorts                 358      335      358      335      289
                                   -------  -------  -------  -------  -------
                                    $1,090  $ 1,025  $   931  $   450  $   376
                                   =======  =======  =======  =======  =======

(2) During the second quarter of 1996, the Company recorded two non-recurring charges. The Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which resulted in the Company recognizing a $300 million non-cash charge. In addition, the Company recognized a $225 million charge for costs related to the acquisition of ABC. See Notes 2 and 11 to the Consolidated Financial Statements.

  As a result of the acquisition, the Company has reconfigured its financial reporting segments into Creative Content, Broadcasting, and Theme Parks and Resorts. Consumer products operations, ABC's publishing operations and filmed entertainment activities not related to broadcasting have been classified as Creative Content. Operations previously reported as Filmed Entertainment that pertain to broadcasting, as well as ABC's broadcasting operations, have been classified as the Broadcasting segment. The Theme Parks and Resorts segment contains the same operations as in prior years.

  The following discussion of 1996 versus 1995 performance is primarily based on pro forma results. The Company believes pro forma results represent the best comparative standard for assessing net income, changes in net income and earnings trends, as the pro forma presentation combines a full year of the results of the Company and its acquired ABC operations. The discussion of consolidated results also includes "as reported" comparisons to the extent there have been material changes in reported amounts.

  The discussion of Theme Parks and Resorts segment results is on an as reported basis since the pro forma adjustments did not impact this segment.

CONSOLIDATED RESULTS

1996 VS. 1995 (PRO FORMA AND AS REPORTED)
  Pro forma results for all periods and as reported results since the acquisition date reflect the impact of the acquisition of ABC, including the use of purchase accounting. Comparisons of as reported results reflect significant increases in amortization of intangible assets, interest expense, the effective income tax rate and shares outstanding arising from the acquisition.

  Pro forma revenues increased 12% to $21.2 billion, reflecting growth in all business segments. Net income, excluding non-recurring charges, increased 16% to $1.5 billion, and earnings per share increased 15% to $2.23. These results were driven by increased operating income at the Theme Parks and Resorts and Broadcasting segments.

  Pro forma net interest expense decreased 10% to $698 million reflecting lower interest rates and a reduction in net borrowings (the Company's borrowings less cash and liquid investments).

  As reported revenues increased 54% to $18.7 billion, reflecting increases in all business segments and the impact of the acquisition of ABC. Net income, excluding the non-recurring charges, increased 11% to $1.5 billion driven by increased operating income for each business segment. Earnings per share, excluding the non-recurring charges, decreased 5% to $2.48, reflecting the impact of additional shares issued in connection with the acquisition.

  As reported corporate activities and other increased 29% to $309 million, reflecting higher corporate general and administrative costs and a $55 million gain in the prior year related to the sale of a portion of the Company's investment in Euro Disney.

1995 VS. 1994 (AS REPORTED)
  Revenues increased 20% or $2.1 billion to $12.2 billion in 1995, reflecting growth in Creative Content, Broadcasting and Theme Parks and Resorts revenues of $1.5 billion, $55 million, and $502 million, respectively.

  Operating income rose 25% or $494 million to $2.5 billion in 1995, driven by increases in Creative Content and Theme Parks and Resorts operating income of $326 million and $169 million, respectively. Net income increased 24% to $1.4 billion and earnings per share increased 27% to $2.60 from $1.1 billion and $2.04, respectively.

  Corporate activities and other expenses decreased 14% or $40 million to $239 million. The results for 1995 included a gain of $55 million from the sale of approximately 75 million shares, or 20% of the Company's investment in Euro Disney, partially offset by higher corporate general and administrative expenses.

  Net interest income decreased $120 million to an expense of $110 million in 1995. The decrease reflected both a decline in interest income driven by lower average investment balances and yields and an increase in interest expense primarily reflecting the impact of higher borrowings. The higher borrowings were due in part to prior-year common stock repurchases and Euro Disney funding, which were initiated in the latter part of 1994.

BUSINESS SEGMENT RESULTS

CREATIVE CONTENT

1996 VS. 1995 (PRO FORMA)
  Revenues increased 17% or $1.5 billion to $10.5 billion, driven by growth of $500 million in home video, $274 million in theatrical, $197 million in the Disney Stores and $151 million in character merchandise licensing. Home video revenues reflect Pocahontas, Cinderella and The Aristocats animated titles and The Santa Clause, While You Were Sleeping and Crimson Tide live-action titles domestically, as well as The Lion King and 101 Dalmatians internationally. Theatrical revenues reflect the worldwide box office performance of Toy Story, The Rock and The Hunchback of Notre Dame, the international performance of Pocahontas and the domestic performance of Phenomenon. Revenue growth at the Disney Stores was driven by the opening of 101 new stores in 1996, bringing the total number of stores to 530. Comparable store sales declined 2%, primarily due to the strength of The Lion King merchandise in the prior year, and new stores contributed $103 million of sales growth. Merchandise licensing revenues increased due to the strength of standard characters worldwide and the success of targeted marketing programs. Television revenues from program distribution were comparable to the prior year, reflecting the success of live-action titles in pay television, offset by the syndication sale of Home Improvement in the prior year.

  Operating income remained flat at $1.6 billion, reflecting improved results in home video and worldwide merchandise licensing offset by lower theatrical results. Costs and expenses increased 21% or $1.5 billion. The increase is primarily due to higher theatrical distribution and home video selling costs, higher production cost amortization, expansion of the Disney Stores and the write-off of certain theatrical development projects.

1995 VS. 1994 (AS REPORTED)
  Revenues increased 24% or $1.5 billion to $7.7 billion in 1995, driven by growth of $605 million in worldwide home video revenues, $340 million in television revenues, $237 million from the Disney Stores, $106 million in worldwide theatrical revenues and $67 million from worldwide character merchandise licensing. Home video revenues reflected the domestic and initial international release of The Lion King and the worldwide release of Snow White and the Seven Dwarfs. Television revenues grew primarily due to the release of Home Improvement in syndication and increased availability and success of titles in pay television. Growth at the Disney Stores was driven by the opening of 105 new stores in 1995, bringing the total number of stores to 429. Comparable store sales grew 4% and sales at new stores contributed $94 million of sales growth. Theatrical revenues reflected the domestic rerelease and expanded international release of The Lion King, the domestic release of Pocahontas and the domestic release of the live-action titles The Santa Clause, While You Were Sleeping and Pulp Fiction. Worldwide merchandise licensing growth was generated by increased demand for traditional Disney characters and recent animated film properties, principally The Lion King and Pocahontas.

  Operating income increased 27% or $326 million to $1.5 billion in 1995, primarily due to growth in worldwide home video, television, worldwide character merchandise licensing and the Disney Stores. Costs and expenses increased 23% or $1.2 billion, principally due to higher home video marketing and distribution costs reflecting the worldwide release of Snow White and the Seven Dwarfs and the domestic release of The Lion King, the ongoing expansion and revenue growth of the Disney Stores, higher distribution costs related to theatrical releases and costs associated with the syndication of Home Improvement.

BROADCASTING

1996 VS. 1995 (PRO FORMA)
  Revenues increased 4% or $267 million to $6.2 billion, reflecting a $309 million increase in revenues at ESPN and The Disney Channel, resulting from higher advertising revenues and affiliate fees due primarily to expansion, subscriber growth and improved advertising rates. Revenue increases were partially offset by a $61 million decrease at the television network and stations due to the impact of ratings deterioration and the absence of the Super Bowl in the current period.

  Operating income increased 12% or $114 million to $1.1 billion, reflecting decreased costs and expenses at the television network, revenue increases at ESPN and The Disney Channel and lower program write-offs at KCAL. Costs and expenses increased 3% or $153 million, reflecting increased program rights and production costs driven by growth at ESPN and The Disney Channel internationally, partially offset by significantly decreased program amortization at the television network, primarily attributable to the acquisition, and lower program write-offs at KCAL.

1995 VS. 1994 (AS REPORTED)
  The results reported in each year were not material, and reflected the Company's broadcasting operations prior to the acquisition of ABC.

THEME PARKS AND RESORTS

1996 VS. 1995
  Revenues increased 13% or $501 million to $4.5 billion, reflecting growth of $191 million due to record theme park attendance, $148 million from greater guest spending, and $52 million due to increased occupied rooms, primarily at Florida resorts. Record theme park attendance at both the Walt Disney World Resort and Disneyland Park in 1996 reflected growth in domestic and international tourist visitation. Increased guest spending resulted from higher admission prices, increased sales of food and beverages due to pricing and expanded locations, and higher room rates at hotel and resort properties. The increase in occupied rooms in Florida resulted from higher occupancy and a complete year of operations at Disney's All-Star Music Resort, which opened in phases during 1995. Occupied rooms also increased due to the opening of Disney's BoardWalk Resort in June 1996.

  Fiscal 1996 operating income increased 15% or $131 million to $990 million, resulting primarily from higher theme park attendance, increased guest spending and increased occupied rooms at Florida resorts. Costs and expenses, which consist principally of labor, costs of merchandise, food and beverages sold, depreciation, repairs and maintenance, entertainment and marketing and sales expenses, increased 12% or $370 million, primarily due to increased operating hours in response to higher attendance, expansion of theme park attractions and resorts, increased marketing and sales expenses and increased costs associated with higher guest spending and increased occupied rooms.

1995 VS. 1994
  Revenues increased 14% or $502 million to $4.0 billion, driven by growth of $288 million from higher theme park attendance in Florida and California and $127 million from an increase in occupied rooms at Florida resorts. Higher theme park attendance reflected increased domestic and international tourist visitation. The increase in occupied rooms reflected the openings of Disney's Wilderness Lodge and Disney's All-Star Sports Resort in the third quarter of 1994 and the phased opening of Disney's All-Star Music Resort during 1995.

  Operating income increased 24% or $169 million to $859 million in 1995, driven by higher theme park attendance and increased occupied rooms at Florida resorts. Costs and expenses increased 12% or $333 million, primarily due to increased attendance and occupied rooms, expansion of theme park attractions and Florida resorts and increased marketing and sales expenses, partially offset by the impact of ongoing cost reduction initiatives.

LIQUIDITY AND CAPITAL RESOURCES

  The Company generates significant cash from operations and has substantial borrowing capacity to meet its operating and discretionary spending requirements. Cash provided by operations increased 32% or $1.1 billion to $4.6 billion in 1996, which includes the impact of the acquistion of ABC discussed below.

  Net borrowings increased $10.6 billion to $12.0 billion during fiscal 1996. The increase was primarily due to an increase in debt in connection with the acquisition of ABC.

  In 1996, the Company invested $3.7 billion to develop, produce and acquire rights to film and television properties and $1.7 billion to design and develop new theme park attractions, resort properties, real estate developments and other properties. 1995 investments totaled $1.9 billion and $896 million, respectively.

  The $1.8 billion increased investment in film and television properties was primarily driven by ABC's television spending subsequent to the acquisition. Television expenditures in 1997 will be higher as they will reflect a full year of ABC's operations.

  The $849 million increased investment in theme parks, resorts and other properties resulted from initiatives including Disney's Animal Kingdom, Disney Cruise Line, Disney's BoardWalk Resort, Disney's Coronado Springs Resort, Disney's Wide World of Sports, and the town of Celebration. Continued spending increases related to these projects and from development of additional initiatives, including Disney's California Adventure and Downtown Disney, are anticipated through 1997.

  The Company repurchased 8 million shares of its common stock for approximately $462 million in 1996. Under its share repurchase program, the Company is authorized to purchase up to an additional 96 million shares. The Company evaluates share repurchase decisions on an ongoing basis, taking into account borrowing capacity, management's target capital structure, and other investment opportunities. The Company also used $271 million to fund dividend payments during the year.

  During the second quarter of 1996, the Company completed its acquisition of ABC. Aggregate consideration paid to ABC shareholders in March 1996 consisted of $10.1 billion in cash and 155 million shares of Company common stock. The Company initially funded the cash portion through the issuance of approximately $8.8 billion of commercial paper and the use of existing cash and investments. At acquisition, the Company assumed $627 million of ABC's long-term debt.

  Since the acquisition of ABC, the Company has replaced a portion of its commercial paper with longer-term financing, and expects to continue this process in the future. In the United States, the Company has issued $275 million of medium-term notes maturing in two to fifteen years, and in the global bond market, the Company has issued $1.3 billion of five year notes and $1.3 billion of ten year notes. In Europe, the Company has issued 300 billion Italian lira (approximately $190 million) of four year notes, and borrowed (Pounds)335 million (approximately $520 million) through a private offering. In the Japanese market, the Company issued (Yen)150 billion (approximately $1.4 billion) of three-year bonds through two public offerings. The Company has swapped the interest payable on the foreign denominated borrowings into United States dollar LIBOR.

  The Company employs a variety of on-and off-balance-sheet financial instruments to manage its exposure to changes in interest rates and fluctuations in the value of foreign currencies. The Company does not expect interest rate movements or fluctuations in the value of foreign currencies to significantly affect its liquidity in the foreseeable future. For 1996 and 1995, a 1% increase or decrease in interest rates would not have had a material impact on the Company's liquidity or operating results.

  The Company currently maintains significant borrowing capacity to take advantage of growth and investment opportunities. The Company focuses on net borrowings, which take into account its cash and investment balances, when monitoring borrowing capacity. The Company's borrowing capacity includes a $5 billion line of credit which is available for general corporate purposes and to support commercial paper issuance. The Company has the capacity to issue up to $2.1 billion in additional debt under a U.S. shelf registration filed in March 1996, and $1.2 billion under a Euro Medium-Term Note Program established in June 1996.

  The Company sold its Los Angeles television station KCAL in November 1996 for $387 million in cash.

  The Company's financial condition remains strong. The Company believes that its cash, other liquid assets, operating cash flows and access to capital markets taken together provide adequate resources to fund ongoing operating requirements and future capital expenditures related to the expansion of existing businesses and development of new projects.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  See Index to Financial Statements and Supplemental Data on page 27.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

DIRECTORS
  Information regarding directors appearing under the caption ELECTION OF DIRECTORS in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders (the "1997 Proxy Statement") is hereby incorporated by reference.

  Information regarding executive officers is included in Part I of this Form 10-K as permitted by General Instruction G(3).

ITEM 11. EXECUTIVE COMPENSATION

  Information appearing under the captions DIRECTORS' REMUNERATION; ATTENDANCE and EXECUTIVE COMPENSATION in the 1997 Proxy Statement is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information setting forth the security ownership of certain beneficial owners and management appearing under the caption STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS and STOCK OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS in the 1997 Proxy Statement is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information regarding certain related transactions appearing under the caption RELATED TRANSACTIONS in the 1997 Proxy Statement is hereby incorporated by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Exhibits and Financial Statements and Schedules

  (1) Financial Statements and Schedules

    See Index to Financial Statements and Supplemental Data at page 27.

  (2) Exhibits

     3(a)   Restated Certificate of Incorporation of the Company, filed as
            Exhibit 3(a) to the Form 8-B/A, dated January 23, 1996, is hereby incorporated by reference.
     3(b) Amended Bylaws of the Company, dated April 22, 1996, is filed herewith.
     4(a) Form of Registration Rights Agreement entered into or to be entered into with certain stockholders of the Company, filed as Exhibit B to Exhibit 2.1 to the Current Report on Form 8-K, dated July 31, 1995, of Disney Enterprises, Inc., is hereby incorporated by reference.
     4(b) Rights Agreement dated as of November 8, 1995 between the Company and The Bank of New York, as rights agent, filed as Exhibit 4.2 to the Registration Statement on Form S-4, dated November 13, 1995, (No. 33-64141), is hereby incorporated by reference.
     4(c) 364-Day Credit Agreement, dated as of October 30, 1996, among the Company, as Borrower, Citicorp USA, Inc., as Administrative Agent, Credit Suisse and Bank of America National Trust and Savings Association, as Co-Administrative Agents and the Financial Institutions named therein, is filed herewith.
     4(d) Five-Year Credit Agreement, dated October 30, 1996, among the Company, as Borrower, Citicorp USA, Inc., as Administrative Agent, Credit Suisse and Bank of America National Trust and Savings Association, as Co-Administrative Agents and the Financial Institutions named therein, is filed herewith.
     4(e) Indenture, dated as of November 30, 1990, between Disney Enterprises, Inc. and Bankers Trust Company, as Trustee, with respect to certain senior debt securities of the Company, filed as
            Exhibit 2 to the Company's Current Report on Form 8-K, dated January 14, 1991, is hereby incorporated by reference.
     4(f) Indenture, dated as of March 7, 1996, between the Company and Citibank, N.A., as Trustee, with respect to certain senior debt securities of the Company, filed as Exhibit 4.1(a) to the Company's Current Report on Form 8-K, dated March 7, 1996, is hereby incorporated by reference.
     4(g) Other long-term borrowing instruments issued by the Company are omitted pursuant to Item 601(b) (4) (iii) of Regulation S-K. The Company undertakes to furnish copies of such instruments to the Commission upon request.
    10(a) (i) Agreement on the Creation and the Operation of Euro Disneyland en France, dated March 25, 1987, and (ii) Letter relating thereto of Michael D. Eisner, Chairman Disney Enterprises, Inc., dated March 24, 1987, filed as Exhibits 10(b) and 10(a), respectively, to Disney Enterprises, Inc.'s Current Report on Form 8-K dated April 24, 1987, are hereby incorporated by reference.
    10(b) Limited Recourse Financing Facility Agreement, dated as of April 27, 1988, among Disney Enterprises, Inc., Citibank Channel Island Limited and Citicorp International, filed as Exhibit 10(a) to Disney Enterprises, Inc.'s Current Report on Form 8-K dated April 29, 1988, is hereby incorporated by reference.
    10(c) (i) Employment Agreement, dated as of January 10, 1989, between Disney Enterprises, Inc. and Michael D. Eisner, filed as Exhibit 10(a) to Disney Enterprises, Inc.'s Quarterly Report on Form 10-Q for the period ended March 31, 1989; (ii) Agreement, dated March 1, 1985, between Disney Enterprises, Inc. and Michael D. Eisner, filed as

            Exhibit 2 to Disney Enterprises, Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 1985; and (iii) description of action by the Compensation Committee taken on November 30, 1990, filed as Exhibit 10(c) to Disney Enterprises, Inc.'s Annual Report on Form 10-K for the year ended September 30, 1990, are hereby incorporated by reference.
    10(e) Employment Agreement, dated October 1, 1995, between Disney Enterprises, Inc. and Michael S. Ovitz filed as Exhibit 10(e) to Disney Enterprises, Inc.'s Annual Report on Form 10-K for the year ended September 30, 1995, is hereby incorporated by reference.
    10(f) (i) Contract, dated December 14, 1979, with E. Cardon Walker, to purchase a 2% interest in certain motion pictures to be produced by Disney Enterprises, Inc. and to acquire an additional 2% profit participation; and (ii) Amendment thereto, dated August 8, 1980, filed as Exhibits 1 and 3, respectively, to Disney Enterprises, Inc.'s Annual Report on Form 10-K for the year ended September 30, 1980, are hereby incorporated by reference.
    10(g) Form of Indemnification Agreement entered into or to be entered into by certain officers and directors of Disney Enterprises, Inc. as determined from time to time by the Board of Directors, included as Annex C to the Proxy Statement for Disney Enterprises, Inc.'s 1988 Annual Meeting of Stockholders, is hereby incorporated by reference.
    10(h) 1995 Stock Option Plan for Non-Employee Directors, filed as Exhibit A to the Proxy Statement for Disney Enterprises, Inc.'s 1995 Annual Meeting of Stockholders, is hereby incorporated by reference.
    10(i) (i) 1990 Stock Incentive Plan and Rules, filed as Exhibits 28(a) and 28(b), respectively, to Disney Enterprises, Inc.'s Registration Statement on Form S-8 (No. 33-39770), dated April 5, 1991, and (ii) Amended and Restated 1990 Stock Incentive Plan and Rules, attached as Appendix B-2 to Disney Enterprises, Inc.'s Joint Proxy Statement/ Prospectus included in the Registration Statement on Form S-4, dated November 13, 1995 (No. 33-64141), is hereby incorporated by reference.
    10(j) 1995 Stock Incentive Plan and Rules, attached as Appendix B-1 to Disney Enterprises, Inc.'s Joint Proxy Statement/Prospectus included in the Registration Statement on Form S-4, dated November 13, 1995 (File No. 33-64141), is hereby incorporated by reference.
    10(k) (i) 1987 Stock Incentive Plan and Rules, (ii) 1984 Stock Incentive Plan and Rules, (iii) 1981 Incentive Plan and Rules and (iv) 1980 Stock Option Plan, all as set forth as Exhibits 1(a), 1(b), 2(a), 2(b), 3(a), 3(b) and 4, respectively, to the Prospectus contained in Part I of Disney Enterprises, Inc.'s Registration Statement on Form S-8 (No. 33-26106), dated December 20, 1988, are hereby incorporated by reference.
    10(l) Contingent Stock Award Rules under Disney Enterprises, Inc.'s 1984 Stock Incentive Plan, filed as Exhibit 10(t) to Disney Enterprises, Inc.'s Annual Report on Form 10-K for the year ended September 30, 1986, is hereby incorporated by reference.
    10(m) 1996 Cash Bonus Performance Plan, filed as Exhibit 10(m) to Disney Enterprises, Inc.'s Annual Report on Form 10-K for the year ended September 30, 1995, is hereby incorporated by reference.
    10(n) Disney Salaried Retirement Plan, as amended through March 1, 1994, filed as Exhibit 10(l) to Disney Enterprises, Inc.'s Annual Report on Form 10-K for the year ended September 30, 1994, is hereby incorporated by reference.
    10(o) The Walt Disney Company and Associated Companies Key Employees Deferred Compensation and Retirement Plan, filed as Exhibit 10(u) to Disney Enterprises, Inc.'s Annual Report on Form 10-K for the year ended September 30, 1985, is hereby incorporated by reference.
    10(p) Group Term Life Insurance Plan (summary plan description), filed as Exhibit 10(x) to Disney Enterprises, Inc.'s Annual Report on Form 10-K for the year ended September 30, 1985, is hereby incorporated by reference.

    10(q)   Group Personal Excess Liability Insurance Plan (summary plan description), filed as Exhibit 10(z) to Disney Enterprises, Inc.'s
            Annual Report on Form 10-K for the year ended September 30, 1986, is hereby incorporated by reference.
    10(r)   Family Income Assurance Plan (summary plan description), filed as
            Exhibit 10(aa) to the Annual Report on Form 10-K for the year ended September 30, 1986, is hereby incorporated by reference.
    10(s)   Disney Salaried Savings and Investment Plan, as amended and restated, filed as Exhibit 10(s) to Disney Enterprises, Inc.'s
            Annual Report on Form 10-K for the year ended September 30, 1995, is hereby incorporated by reference.
    10(t)   Disney Salaried Savings and Investment Trust Agreement, dated June
            30, 1992, filed as Exhibit 10 to Disney Enterprises, Inc.'s
            Quarterly Report on Form 10-Q for the period ended June 30, 1992, is hereby incorporated by reference.
    10(u)   Master Trust Agreement for Employees Savings and Retirement Plans,
            as amended and restated through June 1, 1990, between Disney
            Enterprises, Inc. and Bankers Trust Company, as Trustee, filed as
            Exhibit 28(b) to Disney Enterprises, Inc.'s Registration Statement
            on Form S-8 (No. 33-35405), dated June 14, 1990, is hereby incorporated by reference.
    10(v)   Employee Stock Option Plan of Capital Cities/ABC, Inc., as amended through December 15, 1987, filed as Exhibit 10(f) to Capital
            Cities/ABC, Inc.'s Annual Report on Form 10-K for the year ended
            December 31, 1992, is hereby incorporated by reference.
    10(w)   Amended and Restated 1991 Stock Option Plan of Capital Cities/ABC,
            Inc., filed as Exhibit 6(a)(i) to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1996, is hereby incorporated by reference.
    10(x)   Amended and Restated Agreement and Plan of Reorganization, dated as of July 31, 1995, between Disney Enterprises, Inc. and Capital
            Cities/ABC, Inc., filed as Exhibit 2.1 to Disney Enterprises,
            Inc.'s Current Report on Form 8-K, dated October 6, 1995, is hereby incorporated by reference.
    10(y)   First Amendment to the Disney Salaried Retirement Plan as amended and restated effective January 1, 1988, filed as Exhibit (10) to
            Disney Enterprises, Inc.'s Quarterly Report on Form 10-Q for the
            period ended December 31, 1995, is hereby incorporated by
            reference.
    21      Subsidiaries of the Company is filed herewith.
    23      Consent of Price Waterhouse LLP, the Company's independent accountants, is included herein at page 28.
    27      Financial Data Schedule (filed electronically only).
    28(a)   Financial statements with respect to the Disney Salaried Savings and Investment Plan for the year ended December 31, 1995, filed as
            Exhibit 28 to Disney Enterprises, Inc.'s Annual Report on Form 10-
            K for the year ended September 30, 1995, as amended by Amendment
            No. 1 on Form 10-K/A dated June 30, 1996, are hereby incorporated by reference.

(b) Reports on Form 8-K

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         THE WALT DISNEY COMPANY
                          -----------------------------------------------------
                                              (Registrant)

Date: December 19, 1996   By:               MICHAEL D. EISNER
                          -----------------------------------------------------
                           (Michael D. Eisner, Chairman of the Board and Chief
                                           Executive Officer)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                        Title                 Date
             ---------                        -----                 ----
Principal Executive Officer

MICHAEL D. EISNER                   Chairman of the Board and December 19, 1996
-----------------------------       Chief Executive Officer
(Michael D. Eisner)

Principal Financial and Accounting
Officers

RICHARD D. NANULA                   Senior Executive Vice     December 19, 1996
-----------------------------       President and Chief
(Richard D. Nanula)                 Financial Officer

JOHN J. GARAND                      Senior Vice President-    December 19, 1996
-----------------------------       Planning and Control
(John J. Garand)

Directors

REVETA F. BOWERS                            Director          December 19, 1996
-----------------------------
(Reveta F. Bowers)

ROY E. DISNEY                               Director          December 19, 1996
-----------------------------
(Roy E. Disney)

MICHAEL D. EISNER                           Director          December 19, 1996
-----------------------------
(Michael D. Eisner)

STANLEY P. GOLD                             Director          December 19, 1996
-----------------------------
(Stanley P. Gold)

SANFORD M. LITVACK                          Director          December 19, 1996
-----------------------------
(Sanford M. Litvack)

IGNACIO E. LOZANO, JR.                      Director          December 19, 1996
-----------------------------
(Ignacio E. Lozano, Jr.)

GEORGE J. MITCHELL                          Director          December 19, 1996
-----------------------------
(George J. Mitchell)

THOMAS S. MURPHY                            Director          December 19, 1996
-----------------------------
(Thomas S. Murphy)

RICHARD A. NUNIS                            Director          December 19, 1996
-----------------------------
(Richard A. Nunis)

Signature                 Title            Date
---------                 -----            ----
MICHAEL S. OVITZ          Director   December 19, 1996
------------------------
(Michael S. Ovitz)

LEO J. O'DONOVAN, S.J.    Director   December 19, 1996
------------------------
(Leo J. O'Donovan, S.J.)

SIDNEY POITIER            Director   December 19, 1996
------------------------
(Sidney Poitier)

IRWIN E. RUSSELL          Director   December 19, 1996
------------------------
(Irwin E. Russell)

ROBERT A.M. STERN         Director   December 19, 1996
------------------------
(Robert A.M. Stern)

E. CARDON WALKER          Director   December 19, 1996
------------------------
(E. Cardon Walker)

RAYMOND L. WATSON         Director   December 19, 1996
------------------------
(Raymond L. Watson)

GARY L. WILSON            Director   December 19, 1996
------------------------
(Gary L. Wilson)

                   THE WALT DISNEY COMPANY AND SUBSIDIARIES
              INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                                                                           Page
                                                                           ----
Report of Independent Accountants and Consent of Independent Accountants..  28
Consolidated Financial Statements of The Walt Disney Company and
 Subsidiaries
  Consolidated Statements of Income for the Years Ended September 30,
   1996, 1995 and 1994....................................................  29
  Consolidated Balance Sheets as of September 30, 1996 and 1995...........  30
  Consolidated Statements of Cash Flows for the Years Ended September 30,
   1996, 1995 and 1994....................................................  31
  Notes to Consolidated Financial Statements..............................  32
  Quarterly Financial Summary.............................................  47

Schedules other than those listed above are omitted for the reason that they are not applicable or the required information is included in the financial statements or related notes.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of The Walt Disney Company

  In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The Walt Disney Company and its subsidiaries (the "Company") at September 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

  As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standard Board's Statement of Financial Accounting Standards 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," in fiscal 1996.

PRICE WATERHOUSE LLP

Los Angeles, California
November 25, 1996

                      CONSENT OF INDEPENDENT ACCOUNTANTS

  We hereby consent to the incorporation by reference in the prospectuses constituting part of the Registration Statements on Form S-8 (Nos. 33-26106, 33-35405 and 33-39770) and Form S-3 (Nos. 33-49891 and 33-62777) of The Walt
Disney Company of our report dated November 25, 1996 which appears above.

PRICE WATERHOUSE LLP

Los Angeles, California
December 19, 1996

                       CONSOLIDATED STATEMENTS OF INCOME
                      (In millions, except per share data)

Year ended September 30                           1996     1995     1994
---------------------------------------------------------------------------
REVENUES                                        $ 18,739  $12,151  $10,090
COSTS AND EXPENSES                               (15,406)  (9,685)  (8,118)
ACCOUNTING CHANGE                                   (300)     --       --
                                                --------  -------  -------
OPERATING INCOME                                   3,033    2,466    1,972
CORPORATE ACTIVITIES AND OTHER                      (309)    (239)    (279)
INTEREST EXPENSE                                    (479)    (178)    (120)
INVESTMENT AND INTEREST INCOME                        41       68      130
ACQUISITION-RELATED COSTS                           (225)     --       --
                                                --------  -------  -------
INCOME BEFORE INCOME TAXES                         2,061    2,117    1,703
INCOME TAXES                                        (847)    (737)    (593)
                                                --------  -------  -------
NET INCOME                                      $  1,214  $ 1,380  $ 1,110
                                                ========  =======  =======
EARNINGS PER SHARE                              $   1.96  $  2.60  $  2.04
                                                ========  =======  =======
Average number of common and common equivalent
 shares outstanding                                  619      530      545
                                                ========  =======  =======


                 See Notes to Consolidated Financial Statements

                          CONSOLIDATED BALANCE SHEETS
                                 (In millions)

September 30                                                   1996     1995
-------------------------------------------------------------------------------
ASSETS
 Cash and cash equivalents                                    $   278  $ 1,077
 Investments                                                      454      866
 Receivables                                                    3,343    1,793
 Inventories                                                      951      824
 Film and television costs                                      3,912    2,099
 Theme parks, resorts and other property, at cost
  Attractions, buildings and equipment                         11,019    8,340
  Accumulated depreciation                                     (4,448)  (3,039)
                                                              -------  -------
                                                                6,571    5,301
  Projects in process                                           1,342      778
  Land                                                            118      111
                                                              -------  -------
                                                                8,031    6,190
 Intangible assets, net                                        17,978      --
 Other assets                                                   2,359    1,757
                                                              -------  -------
                                                              $37,306  $14,606
                                                              =======  =======
LIABILITIES AND STOCKHOLDERS' EQUITY
 Accounts payable and other accrued liabilities               $ 6,374  $ 2,843
 Income taxes payable                                             582      200
 Borrowings                                                    12,342    2,984
 Unearned royalty and other advances                            1,179      861
 Deferred income taxes                                            743    1,067
 Stockholders' equity
  Preferred stock, $.01 par value; $.10 at September 30, 1995
   Authorized--100 million shares
   Issued--none
  Common stock, $.01 par value; $.025 at September 30, 1995
   Authorized--1.2 billion shares
   Issued--682 million shares and 575 million shares            8,576    1,226
  Retained earnings                                             7,933    6,990
  Cumulative translation and other adjustments                     39       38
                                                              -------  -------
                                                               16,548    8,254
  Less treasury stock, at cost, 8 million shares and 51
   million shares                                               (462)  (1,603)
                                                              -------  -------
                                                               16,086    6,651
                                                              -------  -------
                                                              $37,306  $14,606
                                                              =======  =======

                 See Notes to Consolidated Financial Statements

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In millions)

Year ended September 30                             1996      1995     1994
------------------------------------------------------------------------------
NET INCOME                                        $   1,214  $ 1,380  $ 1,110
CHARGES TO INCOME NOT REQUIRING CASH OUTLAYS
 Amortization of film and television costs            2,966    1,383    1,199
 Depreciation                                           677      470      410
 Amortization of intangible assets                      301      --       --
 Accounting change                                      300      --       --
 Other                                                   22      133      231
CHANGES IN (including the impact of the ABC
 acquisition)
 Investments in trading securities                       85        1      --
 Receivables                                           (426)    (122)    (280)
 Inventories                                            (95)    (156)     (59)
 Other assets                                          (160)    (288)     (81)
 Accounts and taxes payable and accrued
  liabilities                                          (455)     415      136
 Unearned royalty and other advances                    274      161     (141)
 Deferred income taxes                                  (78)     133      283
                                                  ---------  -------  -------
                                                      3,411    2,130    1,698
                                                  ---------  -------  -------
CASH PROVIDED BY OPERATIONS                           4,625    3,510    2,808
                                                  ---------  -------  -------
INVESTING ACTIVITIES
 Acquisition of ABC, net of cash acquired            (8,432)     --       --
 Film and television costs                           (3,678)  (1,886)  (1,434)
 Investments in theme parks, resorts and other
  property                                           (1,745)    (896)  (1,026)
 Purchases of marketable securities                     (18)  (1,033)    (953)
 Proceeds from sales of marketable securities           409    1,460    1,494
 Other                                                  --        67     (968)
                                                  ---------  -------  -------
                                                   (13,464)   (2,288)  (2,887)
                                                  ---------  -------  -------
FINANCING ACTIVITIES
 Borrowings                                          13,560      786    1,866
 Reduction of borrowings                             (4,872)    (772)  (1,315)
 Repurchases of common stock                           (462)    (349)    (571)
 Dividends                                             (271)    (180)    (153)
 Exercise of stock options and other                     85      183       76
                                                  ---------  -------  -------
                                                      8,040     (332)     (97)
                                                  ---------  -------  -------
Increase (Decrease) in Cash and Cash Equivalents       (799)     890     (176)
Cash and Cash Equivalents, Beginning of Period        1,077      187      363
                                                  ---------  -------  -------
Cash and Cash Equivalents, End of Period          $     278  $ 1,077  $   187
                                                  =========  =======  =======
Supplemental disclosure of cash flow
 information:
 Interest paid                                    $     379  $   123  $    99
                                                  =========  =======  =======
 Income taxes paid                                $     689  $   557  $   320
                                                  =========  =======  =======


                 See Notes to Consolidated Financial Statements

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (Tabular dollars in millions, except per share amounts)

1  Description of the Business and Summary of Significant Accounting Policies

  The Walt Disney Company, together with its subsidiaries (the "Company"), is a diversified international entertainment organization. As discussed in Note 2, the Company acquired Capital Cities/ABC, Inc. ("ABC") on February 9, 1996. As a result of the acquisition, the Company has reconfigured its financial reporting segments into Creative Content, Broadcasting and Theme Parks and Resorts. Consumer products operations, ABC's publishing operations and filmed entertainment activities not related to broadcasting have been classified as Creative Content. Operations previously reported as Filmed Entertainment that pertain to broadcasting, as well as ABC's broadcasting operations, have been classified as the Broadcasting segment. The Theme Parks and Resorts segment contains the same operations as in prior years. The Company's business segments are described below.

CREATIVE CONTENT
  The Company produces and acquires live-action and animated motion pictures for distribution to the theatrical, home video and television markets. The Company also produces original television programming for the network and first-run syndication markets. The Company distributes its filmed product through its own distribution and marketing companies in the United States and most foreign markets.

  The Company licenses the name "Walt Disney," as well as the Company's characters, visual and literary properties and songs and music, to various consumer manufacturers, retailers, show promoters and publishers throughout the world. The Company also engages in direct retail distribution principally through the Disney Stores, and produces books and magazines for the general public in the United States and Europe. In addition, the Company produces audio products for all markets, as well as film, video and computer software products for the educational marketplace.

  The Company also publishes newspapers, technical and specialty publications and provides research and database services, primarily for markets in the United States.

BROADCASTING
  The Company operates the ABC Television Network which has primary and secondary affiliated stations providing coverage to U.S. television households. The Company also owns television and radio stations affiliated with the ABC Television Network and the ABC Radio Networks. The Company's Cable and International Broadcast operations include domestic, European, Taiwanese, Japanese and Australian operations, and are principally involved in the production and distribution of cable television programming, the licensing of programming to domestic and international markets and investing in joint ventures in foreign-based television operations and television production and distribution entities. The primary domestic cable programming services, which operate through joint ventures, are ESPN, the A&E Television Networks and Lifetime Television. The Company provides programming for and operates The Disney Channel, a television programming service.

THEME PARKS AND RESORTS
  The Company operates the Walt Disney World Resort(R) in Florida, and Disneyland Park(R), the Disneyland Hotel and the Disneyland Pacific Hotel in California. The Walt Disney World Resort includes the Magic Kingdom, Epcot and the Disney-MGM Studios Theme Park, twelve resort hotels and a complex of villas and suites, a nighttime entertainment complex, a shopping village, conference centers, campgrounds, golf courses, water parks and other recreational facilities. The Company earns royalties on revenues generated by the Tokyo Disneyland(R) theme park near Tokyo, Japan, which is owned and operated by an unrelated Japanese corporation. The Company also has an investment in

Euro Disney S.C.A. ("Euro Disney"), a publicly held French corporation that operates Disneyland Paris. The Company's Walt Disney Imagineering unit designs and develops new theme park concepts and attractions, as well as resort properties. The Company also manages and markets vacation ownership interests in the Disney Vacation Club. Included in Theme Parks and Resorts are the Company's National Hockey League franchise, the Mighty Ducks of Anaheim, and its ownership interest in the Anaheim Angels, a Major League Baseball team.

SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
  The consolidated financial statements of the Company include the accounts of The Walt Disney Company and its subsidiaries after elimination of intercompany accounts and transactions. Investments in unconsolidated affiliated companies are accounted for using the equity method, and are classified in the consolidated balance sheets as "Other assets." The Company's share of earnings or losses in its equity investments is shown under "Corporate activities and other" in the consolidated statements of income.

Accounting Changes
  During the second quarter of 1996, the Company adopted SFAS 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS 121") (see Note 11). Long-lived assets to be held and used are recorded at cost. Management reviews long-lived assets and the related intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate, to the carrying amount including associated intangible assets of such operation. If the operation is determined to be unable to recover the carrying amount of its assets, then intangible assets are written down first, followed by the other long-lived assets of the operation, to fair value. Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the assets.

Use of Estimates
  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Actual results could differ from those estimates.

Revenue Recognition
  Revenues from the theatrical distribution of motion pictures are recognized when motion pictures are exhibited. Revenues from video sales are recognized on the date that video units are made widely available for sale by retailers. Revenues from the licensing of feature films and television programming are recorded when the material is available for telecasting by the licensee and when certain other conditions are met.

  Broadcast advertising revenues are recognized when commercials are aired. Revenues from television subscription services related to the Company's primary cable programming services are recognized as services are provided.

  Revenues from participants and sponsors at the theme parks are generally recorded over the period of the applicable agreements commencing with the opening of the related attraction.

Cash, Cash Equivalents and Investments
  Cash and cash equivalents consist of cash on hand and marketable securities with original maturities of three months or less.

  Debt and equity securities are classified into one of three categories. Debt securities that the Company has the positive intent and ability to hold to maturity are classified as "held-to-maturity" and reported at amortized cost. Debt securities not classified as held-to-maturity and marketable equity securities are classified as either "trading" or "available-for-sale," and are recorded at fair value with unrealized gains and losses included in earnings or stockholders' equity, respectively.

Inventories
  Carrying amounts of merchandise, materials and supplies inventories are generally determined on a moving average cost basis and are stated at the lower of cost or market.

Film and Television Costs
  Film and television production and participation costs are expensed based on the ratio of the current period's gross revenues to estimated total gross revenues from all sources on an individual production basis. Estimates of total gross revenues can change significantly due to the level of market acceptance of film and television products. Accordingly, revenue estimates are reviewed periodically and amortization is adjusted. Such adjustments could have a material effect on results of operations in future periods.

  Television broadcast program licenses and rights and related liabilities are recorded when the license period begins and the program is available for use. Television network and station rights for theatrical movies and other long-form programming are charged to expense primarily on accelerated bases related to the usage of the program. Television network series costs and multi-year sports rights are charged to expense based on the flow of anticipated revenue.

Theme Parks, Resorts and Other Property
  Theme parks, resorts and other property are carried at cost. Depreciation is computed on the straight-line method based upon estimated useful lives ranging from three to fifty years.

Intangible/Other Assets
  Rights to the name, likeness and portrait of Walt Disney and other intangible assets are amortized over periods ranging from two to forty years. The Company continually reviews the recoverability of the carrying value of these assets using the methodology prescribed in SFAS 121.

Risk Management Contracts
  In the normal course of business, the Company employs a variety of off-balance-sheet financial instruments to manage its exposure to fluctuations in interest and foreign currency exchange rates, including interest rate and cross-currency swap agreements, forward and option contracts, and interest rate exchange-traded futures. The Company designates interest rate and cross-currency swaps as hedges of investments and debt, and accrues the differential to be paid or received under the agreements as interest rates change over the lives of the contracts. Differences paid or received on swap agreements are recognized as adjustments to interest income or expense over the life of the swaps, thereby adjusting the effective interest rate on the underlying investment or obligation. Gains and losses on the termination of swap agreements, prior to their original maturity, are deferred and amortized to interest income or expense over the remaining term of the underlying hedged transactions. Gains and losses arising from interest rate futures, forward and option contracts, and foreign currency forward and option contracts are recognized in income or expense as offsets of gains and losses resulting from the underlying hedged transactions.

  Cash flows from interest rate and foreign exchange risk management activities are classified in the same category as the cash flows from the related investment, borrowing or foreign exchange activity.

  The Company classifies its derivative financial instruments as held or issued for purposes other than trading.

Earnings Per Share
  Earnings per share amounts are based upon the weighted average number of common and common equivalent shares outstanding during the year. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect.

Reclassifications
  Certain reclassifications have been made in the 1995 and 1994 financial statements to conform to the 1996 presentation.

2  Acquisition

  On February 9, 1996, the Company completed its acquisition of ABC. Pursuant to the acquisition, aggregate consideration paid to ABC shareholders consisted of $10.1 billion in cash and 155 million shares of Company common stock valued at $8.8 billion based on the stock price as of the date the transaction was announced.

  The acquisition has been accounted for as a purchase and the acquisition cost of $18.9 billion has been allocated to the assets acquired and liabilities assumed based on estimates of their respective fair values. Assets acquired totaled $4.8 billion (of which $1.5 billion was cash) and liabilities assumed were $4.4 billion. A total of $18.3 billion, representing the excess of acquisition cost over the fair value of ABC's net tangible assets, has been allocated to intangible assets and is being amortized over forty years.

  In connection with the acquisition, all common shares of the Company outstanding immediately prior to the effective date of the acquisition were canceled and replaced with new common shares and all treasury shares were canceled and retired.

  The Company's consolidated results of operations have incorporated ABC's activity from the effective date of the acquisition. The unaudited pro forma information below presents combined results of operations as if the acquisition had occurred at the beginning of the respective periods presented. The unaudited pro forma information is not necessarily indicative of the results of operations of the combined company had the acquisition occurred at the beginning of the periods presented, nor is it necessarily indicative of future results.

                               (in millions, except per share data)
                                    Period Ended September 30,
                               -------------------------------------
                                      1996               1995
                               ------------------ ------------------
       Revenues                $           21,238 $           18,949
       Net income (1)                       1,350              1,326
       Earnings per share (1)                1.96               1.94

--------
(1) The 1996 period includes the impact of a $300 million non-cash charge related to the initial adoption of a new accounting standard (see Note
    11). The charge reduced earnings per share by $0.27 for the period.

  In addition, during the second quarter, the Company recognized a $225 million charge for costs related to the acquisition, which are not included in the above pro forma amounts. Acquisition-related costs consist principally of interest costs related to imputed interest for the period from the effective date of the acquisition until March 14, 1996, the date that cash and stock consideration was issued to ABC shareholders.

  The Company entered into an agreement to sell its independent Los Angeles television station as a result of the ABC acquisition. The sale of KCAL-TV for $387 million was completed on November 22, 1996, resulting in a gain of approximately $135 million which will be recognized in 1997's income statement.

3  Investment in Euro Disney

  Euro Disney operates the Disneyland Paris theme park and resort complex on a 4,800-acre site near Paris, France. The Company accounts for its 39% ownership interest in Euro Disney using the equity method of accounting. As of September 30, 1996, the Company's recorded investment in Euro Disney was $430 million. The quoted market value of the Company's Euro Disney shares at September 30, 1996 was approximately $634 million.

  During fiscal year 1994, the Company entered into restructuring agreements with Euro Disney and the lenders participating in a financial restructuring for Euro Disney (the "Lenders") to provide certain debt, equity and lease financing to Euro Disney. In addition, the Company agreed to cancel certain fully-reserved receivables and waive royalties and base management fees for a period of five years and reduce such amounts for a specified period thereafter.

  As part of the overall restructuring, the Lenders served as underwriters for 51% of the Euro Disney rights offering, agreed to forgive certain interest charges of Euro Disney, having a present value of approximately $300 million, and deferred all principal payments until three years later than originally scheduled. Pursuant to the terms of the restructuring, interest charges will continue to progressively increase through fiscal year 2003, although substantially all of the interest will have been reinstated by the end of fiscal year 1998. Additionally, Euro Disney will begin paying royalties and management fees commencing in fiscal year 1999.

  Also as part of the restructuring, the Company agreed to arrange for the provision of a 10-year unsecured standby credit facility of approximately $210 million, upon request, bearing interest at PIBOR. As of September 30, 1996, Euro Disney had not requested the Company to establish this facility. The Company also agreed, as long as any obligations to the Lenders are outstanding, to maintain ownership of at least 34% of the outstanding common stock of Euro Disney until June 1999, at least 25% for the subsequent five years and at least 16.67% for an additional term thereafter.

  In connection with the restructuring, Euro Disney Associes S.N.C. ("Disney SNC"), a wholly-owned affiliate of the Company, entered into a lease arrangement with a noncancelable term of 12 years (the "Lease") related to substantially all of the Disneyland Paris theme park assets, and then entered into a 12-year sublease agreement (the "Sublease") with Euro Disney. Remaining lease rentals at September 30, 1996 of FF 9.8 billion ($1.9 billion) receivable from Euro Disney under the Sublease approximate the amounts payable by Disney SNC under the Lease. At the conclusion of the Sublease term, Euro Disney will have the option to assume Disney SNC's rights and obligations under the Lease. If Euro Disney does not exercise its option, Disney SNC may purchase the assets, continue to lease the assets or elect to terminate the Lease, in which case Disney SNC would make a termination payment to the lessor equal to 75% of the lessor's then outstanding debt related to the theme park assets, estimated to be $1.5 billion; Disney SNC could then sell or lease the assets on behalf of the lessor to satisfy the remaining debt, with any excess proceeds payable to Disney SNC.

  Euro Disney's consolidated financial statements are prepared in accordance with accounting principles generally accepted in France ("French GAAP"). U.S. generally accepted accounting principles ("U.S. GAAP") differ in certain significant respects from French GAAP applied by Euro Disney, principally as they relate to accounting for leases and the calculation of interest expense relating to debt affected by Euro Disney's financial restructuring. The Company records its pro rata equity share of Euro Disney's operating results calculated in accordance with U.S. GAAP.

4  Film and Television Costs

                              1996   1995
------------------------------------------
Theatrical Film Costs
 Released, less amortization $  944 $  632
 In-process                   1,947    970
                             ------ ------
                              2,891  1,602
                             ------ ------
Television Costs
 Released, less amortization    303    274
 In-process                     168    120
                             ------ ------
                                471    394
                             ------ ------
Television Broadcast Rights     550    103
                             ------ ------
                             $3,912 $2,099
                             ====== ======

Based on management's total gross revenue estimates as of September 30, 1996, approximately 89% of unamortized film and television costs (except in-process) are expected to be amortized during the next three years.

5  Borrowings

                                      Effective  Fiscal
                                      Interest    Year
                                        Rate    Maturity   1996    1995
------------------------------------------------------------------------
Commercial paper (a)                     5.5%     1997    $ 4,185 $  --
U.S. dollar notes and debentures (b)     6.6    1998-2093   4,399  1,085
Dual currency and foreign notes (c)      5.4    1997-2000   1,987    363
Senior participating notes (d)           6.3    2000-2001   1,099  1,057
Other                                    5.6    1997-2013     672    479
                                                          ------- ------
                                         5.9%             $12,342 $2,984
                                                          ======= ======

--------
(a) In support of the issuance of commercial paper to fund the cash portion of the ABC purchase price (see Note 2), the Company established bank facilities in October 1995 totaling $12 billion. A portion of the commercial paper issued was subsequently refinanced into longer-term borrowings, and the bank facilities were refinanced to $7 billion. In October 1996, these facilities were further refinanced to $5 billion and expire in one to five years. Under the bank facilities, the Company has the option to borrow at various interest rates.
(b) Includes approximately $600 million of borrowings previously issued by ABC, Inc. and $300 million of borrowings due in 2093. The effective interest rate reflects the effect of interest rate swaps entered into with respect to certain of these borrowings.
(c) Denominated principally in U.S. dollars, Japanese yen, Australian dollars, and Italian lira. The effective interest rate reflects the effect of interest rate and cross-currency swaps entered into with respect to certain of these borrowings.
(d) The average coupon rate is 2.7% on $1.3 billion face value of notes. Additional interest may be paid based on the performance of designated portfolios of films.

  Borrowings, excluding commercial paper, have the following scheduled maturities:

                  1997  $  119
                  1998     752
                  1999   1,414
                  2000     918
                  2001   2,529

  The Company capitalizes interest on assets constructed for its theme parks, resorts and other property, and on theatrical and television productions in process. In 1996, 1995 and 1994, respectively, total interest costs incurred were $545, $236 and $172 million, of which $66, $58 and $52 million were capitalized.

6  Income Taxes

                                    1996   1995    1994
--------------------------------------------------------
Income Before Income Taxes
Domestic (including U.S. exports)  $1,822 $1,908  $1,514
Foreign subsidiaries                  239    209     189
                                   ------ ------  ------
                                   $2,061 $2,117  $1,703
                                   ====== ======  ======
Income Tax Provision
Current
 Federal                           $  389 $  325  $  117
 State                                101     68      30
 Foreign (including withholding)      235    184     163
                                   ------ ------  ------
                                      725    577     310
                                   ------ ------  ------
Deferred
 Federal                              106    170     260
 State                                 16    (10)     23
                                   ------ ------  ------
                                      122    160     283
                                   ------ ------  ------
                                   $  847 $  737  $  593
                                   ====== ======  ======

Components of Deferred Tax Assets and Liabilities       1996     1995
-----------------------------------------------------------------------
Deferred tax assets:
 Accrued liabilities                                   $(1,863) $ (440)
 Investment in Euro Disney                                 (74)   (153)
 Other--net                                                (20)    (13)
                                                       -------  ------
  Total deferred tax assets                             (1,957)   (606)
                                                       -------  ------
Deferred tax liabilities:
 Depreciable, amortizable and other property             2,193   1,235
 Licensing revenues                                        203     189
 Leveraged leases                                          254     199
                                                       -------  ------
  Total deferred tax liabilities                         2,650   1,623
                                                       -------  ------
Net deferred tax liability before valuation allowance      693   1,017
Valuation allowance                                         50      50
                                                       -------  ------
Net deferred tax liability                             $   743  $1,067
                                                       =======  ======

Reconciliation of Effective Income Tax Rate      1996  1995  1994
------------------------------------------------------------------
Federal income tax rate                          35.0% 35.0% 35.0%
Nondeductible amortization of intangible assets   5.1   --    --
State taxes, net of Federal income tax benefit    3.7   1.9   2.1
Other--net                                       (2.7) (2.1) (2.3)
                                                 ----  ----  ----
                                                 41.1% 34.8% 34.8%
                                                 ====  ====  ====

  In 1996 and 1995, income tax benefits of $44 and $90 million, respectively, were allocated to stockholders' equity. Such benefits were attributable to employee stock option transactions.

7  Pension and Other Benefit Programs

  The Company maintains pension plans and postretirement medical benefit plans covering most of its domestic employees not covered by union or industry-wide plans. Employees hired after January 1, 1994 are not eligible for the postretirement medical benefit plans. Pension benefits are generally based on years of service and/or compensation. The following summarizes the balance sheet impact, as well as the benefit obligations, assets, funded status and rate assumptions associated with the pension and postretirement medical benefit plans.

                                                        Postretirement
                                        Pension plans    benefit plans
                                        --------------  ----------------
                                         1996    1995    1996     1995
                                        -------  -----  -------  -------
Reconciliation of funded status of the
 plans and the amounts included in the
 Company's consolidated balance sheet:
Projected benefit obligations
 Beginning obligations                  $  (604) $(476) $  (162) $  (182)
 ABC's plans at acquisition                (774)   --       (99)     --
 Service cost                               (68)   (38)     (12)     (11)
 Interest cost                              (81)   (38)     (16)     (13)
 Amendments                                 --      (5)     --        43
 Gains or (losses)                           88    (68)      10       (2)
 Benefits paid                               37     21        8        3
                                        -------  -----  -------  -------
 Ending obligations                      (1,402)  (604)    (271)    (162)
                                        -------  -----  -------  -------
Fair value of plans' assets
 Beginning fair value                       632    485      107       78
 ABC's plans at acquisition                 631    --       --       --
 Actual return on plans' assets             149    102       20       16
 Contributions                               74     72       23       16
 Benefits paid                              (44)   (27)     (12)      (3)
                                        -------  -----  -------  -------
 Ending fair value                        1,442    632      138      107
                                        -------  -----  -------  -------
Funded status of the plans                   40     28     (133)     (55)
 Unrecognized net (gain) loss               (42)    98       (9)      15
 Unrecognized prior service benefit          (2)    (2)     (75)    (111)
                                        -------  -----  -------  -------
Net balance sheet asset (liability)     $    (4) $ 124  $  (217) $  (151)
                                        =======  =====  =======  =======
Rate assumptions
 Discount rate                              7.8%   7.5%     7.8%     7.5%
 Rate of return on plans' assets           10.0%   9.5%    10.0%     9.5%
 Salary increases                           5.6%   5.8%     N/A      n/a
 Annual increase in cost of benefits        N/A    n/a      7.0%     7.0%

  The annual increase in cost of postretirement benefits of 7% is assumed to decrease .3ppts per year until stabilizing at 5.5%. An increase in the assumed benefits cost trend of 1ppt for each year would increase the postretirement benefit obligation at September 30, 1996 by $55 million.

  The Company's accumulated pension benefit obligation at September 30, 1996 was $1.2 billion, of which 98% was vested. The projected benefit obligation for the postretirement benefit plans at September 30, 1996 comprised 47% retirees, 18% fully eligible active participants and 35% other active participants.

  The income statement cost of the pension plans for 1996, 1995 and 1994 totaled $58, $33 and $37 million, respectively. The income statement cost (credit) for the postretirement benefit plans for the same years was $(16), $(43) and $14 million, respectively. The discount rates and the salary increase rate were 8.5% and 6.3%, respectively, in 1994.

8  Stockholders' Equity

                                        Common Paid-in Retained
(Shares in millions)             Shares Stock  Capital Earnings
---------------------------------------------------------------
Balance at September 30, 1993     565    $14   $  862   $4,833
 Exercise of stock options, net     2    --        69      --
 Dividends ($.2875 per share)     --     --       --      (153)
 Net income                       --     --       --     1,110
                                  ---    ---   ------   ------
Balance at September 30, 1994     567     14      931    5,790
 Exercise of stock options, net     8    --       281      --
 Dividends ($.345 per share)      --     --       --      (180)
 Net income                       --     --       --     1,380
                                  ---    ---   ------   ------
Balance at September 30, 1995     575     14    1,212    6,990
 Acquisition impact (see Note 2)  104     (7)   7,213      --
 Exercise of stock options, net     3    --       144      --
 Dividends ($.42 per share)       --     --       --      (271)
 Net income                       --     --       --     1,214
                                  ---    ---   ------   ------
Balance at September 30, 1996     682    $ 7   $8,569   $7,933
                                  ===    ===   ======   ======

  In November 1995, the Company adopted a stockholders' rights plan on substantially the same terms originally adopted by the Company in 1989. The plan becomes operative in certain events involving the acquisition of 25% or more of the Company's common stock by any person or group in a transaction not approved by the Company's Board of Directors. Upon the occurrence of such an event, each right, unless redeemed by the Board, entitles its holder to purchase for $350 an amount of common stock of the Company, or in certain circumstances the acquirer, having a market value of twice the purchase price. In connection with the rights plan, 7 million shares of preferred stock were reserved. In connection with the acquisition of ABC, the Company's former stockholders' rights plan was canceled.

  At September 30, 1996 and 1995, the Company's cumulative foreign currency translation adjustments and other amounts recorded directly to equity were $39 and $38 million, net of deferred taxes of $16 and $18 million, respectively.

  The Company attempts to increase the long-term value of its shares by periodically acquiring its stock when it perceives that the market value is below an appropriate ratio of share price to historical earnings, projected earnings, or other relevant measures. Treasury stock activity for the three years ended September 30, 1996 was as follows:

                                                    Treasury
(Shares in millions)                         Shares  Stock
------------------------------------------------------------
Balance at September 30, 1993                  29   $   715
 Common stock repurchased                      14       571
                                              ---   -------
Balance at September 30, 1994                  43     1,286
 Common stock repurchased, net                  8       317
                                              ---   -------
Balance at September 30, 1995                  51     1,603
 Cancellation of treasury stock (see Note 2)  (51)   (1,603)
 Common stock repurchased                       8       462
                                              ---   -------
Balance at September 30, 1996                   8   $   462
                                              ===   =======

  On April 22, 1996, the Company adopted a new share repurchase program. The program will allow the Company to purchase up to 105 million shares of its common stock from time to time in the open market or in privately negotiated transactions. In December 1996, the Company established a fund pursuant to the repurchase program to acquire shares of the Company for the purpose of funding certain stock-based compensation. Any shares acquired by the fund that are not utilized must be disposed of by December 31, 1999. Concurrent with the acquisition of ABC, the Company canceled its former share repurchase program.

9  Stock Incentive Plans

  Under various plans, the Company may grant stock option and other awards to key executive, management and creative personnel. Transactions under the various stock option and incentive plans for the periods indicated were as follows:

(Shares in millions)              1996  1995  1994
--------------------------------------------------
Outstanding at beginning of year   35    39    36
Awards canceled                    (2)   (4)   (1)
Awards granted                     21     8     6
Awards exercised                   (3)   (8)   (2)
Awards transferred (ABC)            1    --    --
                                  ---   ---   ---
Outstanding at September 30        52    35    39
                                  ===   ===   ===
Exercisable at September 30        17    15    17
                                  ===   ===   ===

  Stock option awards are granted at prices equal to at least market price on the date of grant. Options outstanding at September 30, 1996 and 1995 ranged in price from $13.28 to $65.75 and $5.56 to $57.44 per share, respectively. Options exercised ranged in price from $5.56 to $57.44 per share in 1996, from $3.61 to $57.44 per share in 1995, and from $3.23 to $41.00 per share in 1994.
Shares available for future option grants at September 30, 1996 were 60 million.

  In October 1995, the Financial Accounting Standards Board issued SFAS 123, Accounting for Stock-Based Compensation ("SFAS 123") which is effective for the Company in fiscal 1997. As permitted under SFAS 123, the Company has elected not to adopt the fair value based method of accounting for its stock-based compensation plans, but will continue to account for such compensation under the provisions of APB Opinion No. 25 and, accordingly, the impact of SFAS 123 on the Company's financial statements is not expected to be material. The Company will comply with the disclosure requirements of SFAS 123 in 1997.

10 Detail of Certain Balance Sheet Accounts

                                                 1996     1995
---------------------------------------------------------------
Receivables
 Trade, net of allowances                       $ 2,875  $1,593
 Other                                              468     200
                                                -------  ------
                                                $ 3,343  $1,793
                                                =======  ======
Accounts Payable and Other Accrued Liabilities
 Accounts payable                               $ 5,515  $2,131
 Payroll and employee benefits                      757     647
 Other                                              102      65
                                                -------  ------
                                                $ 6,374  $2,843
                                                =======  ======
Intangible Assets
 Cost in excess of ABC's net assets acquired    $16,079  $  --
 Trademark                                        1,100     --
 FCC licenses                                     1,100     --
 Accumulated amortization                          (301)    --
                                                -------  ------
                                                $17,978  $  --
                                                =======  ======

11 Segments

Business Segments                                   1996     1995    1994
---------------------------------------------------------------------------
Revenues
 Creative Content                                  $10,095  $ 7,736 $ 6,232
 Broadcasting                                        4,142      414     359
 Theme Parks and Resorts                             4,502    4,001   3,499
                                                   -------  ------- -------
                                                   $18,739  $12,151 $10,090
                                                   =======  ======= =======
Operating Income
 Creative Content                                  $ 1,596  $ 1,531 $ 1,205
 Broadcasting                                          747       76      77
 Theme Parks and Resorts                               990      859     690
 Accounting change                                    (300)     --      --
                                                   -------  ------- -------
                                                   $ 3,033  $ 2,466 $ 1,972
                                                   =======  ======= =======
Capital Expenditures
 Creative Content                                  $   359  $   232 $   149
 Broadcasting                                          113        8      13
 Theme Parks and Resorts                             1,196      635     846
 Corporate                                              77       21      18
                                                   -------  ------- -------
                                                   $ 1,745  $   896 $ 1,026
                                                   =======  ======= =======
Depreciation Expense
 Creative Content                                  $   163  $   107 $    80
 Broadcasting                                          109        8       7
 Theme Parks and Resorts                               358      335     289
 Corporate                                              47       20      34
                                                   -------  ------- -------
                                                   $   677  $   470 $   410
                                                   =======  ======= =======
Identifiable Assets
 Creative Content                                  $ 8,837  $ 5,232 $ 4,066
 Broadcasting                                       20,256      564     575
 Theme Parks and Resorts                             7,066    6,149   5,781
 Corporate                                           1,147    2,661   2,404
                                                   -------  ------- -------
                                                   $37,306  $14,606 $12,826
                                                   =======  ======= =======
Supplemental Revenue Data
 Creative Content
  Theatrical product                               $ 5,306  $ 4,453 $ 3,734
  Consumer products                                  2,597    2,120   1,798
  Newspapers, technical and specialty publications     805      --      --
 Broadcasting
  Advertising                                        3,092       98      90
 Theme Parks and Resorts
  Admissions                                         1,493    1,346   1,180
  Merchandise, food and beverage                     1,555    1,424   1,238

Geographic Segments      1996     1995     1994
--------------------------------------------------
Domestic Revenues
 United States          $14,422  $ 8,876  $ 7,544
 United States export       746      608      480
International Revenues
 Europe                   2,086    1,677    1,345
 Rest of World            1,485      990      721
                        -------  -------  -------
                        $18,739  $12,151  $10,090
                        =======  =======  =======
Operating Income
 United States          $ 2,113  $ 1,665  $ 1,345
 Europe                     953      486      405
 Rest of World              178      402      280
 Unallocated expenses      (211)     (87)     (58)
                        -------  -------  -------
                        $ 3,033  $ 2,466  $ 1,972
                        =======  =======  =======
Identifiable Assets
 United States          $35,442  $13,438  $11,306
 Europe                   1,495    1,060    1,238
 Rest of World              369      108      282
                        -------  -------  -------
                        $37,306  $14,606  $12,826
                        =======  =======  =======

  During the second quarter of the current year, the Company implemented SFAS
121. This new accounting standard changes the method that companies use to evaluate the carrying value of such assets by, among other things, requiring companies to evaluate assets at the lowest level at which identifiable cash flows can be determined. The implementation of SFAS 121 resulted in the Company recognizing a $300 million non-cash charge related principally to certain assets included in the Theme Parks and Resorts segment.

12 Financial Instruments

Investments
  As of September 30, 1996, the Company held $41 million of securities classified as available-for-sale. As of September 30, 1995, the Company held $96 million of securities classified as trading and $403 and $307 million of securities and cash equivalents, respectively, classified as available-for-sale. In 1996 and 1995, realized gains and losses on available-for-sale securities, determined principally on an average cost basis, and unrealized gains and losses on available-for-sale securities were not material. In 1995, the change in the net unrealized gain on trading securities was not material.

Financial Risk Management
  The Company is exposed to the impact of interest rate changes. The Company's objective is to manage the impact of interest rate changes on earnings and cash flows and on the market value of its investments and borrowings. The Company maintains fixed rate debt as a percentage of its net debt between a minimum and maximum percentage, which is set by policy.

  The Company transacts business in virtually every part of the world and is subject to risks associated with changing foreign exchange rates. The Company's objective is to reduce earnings and cash flow volatility associated with foreign exchange rate changes to allow management to focus its attention on its core business issues and challenges. Accordingly, the Company enters into various contracts which change in value as foreign exchange rates change to protect the value of its existing foreign currency assets and liabilities, commitments and anticipated foreign currency revenues. By policy, the Company maintains hedge coverage between minimum and maximum percentages of its anticipated foreign exchange exposures for each of the next five years. The gains and losses on these contracts offset changes in the value of the related exposures.

  It is the Company's policy to enter into foreign currency and interest rate transactions only to the extent considered necessary to meet its objectives as stated above. The Company does not enter into foreign currency or interest rate transactions for speculative purposes.

Interest Rate Risk Management
  The Company uses interest rate swaps and other instruments to manage net exposure to interest rate changes related to its portfolio of borrowings and investments and to lower its overall borrowing costs. Significant interest rate risk management instruments held by the Company at September 30, 1996 and 1995 are described below.

Interest Rate Risk Management--Borrowings
  At September 30, 1996, the Company had outstanding interest rate swaps on its borrowings with notional amounts totaling $900 million, which effectively converted floating rate commercial paper to fixed rate instruments. At September 30, 1996 and 1995, the Company had outstanding interest rate swaps on its borrowings with notional amounts totaling $1,520 and $685 million, respectively, which effectively converted medium-term notes to commercial paper or LIBOR-based variable rate instruments. These swap agreements expire in two to 15 years.

Interest Rate Risk Management--Investment Transactions
  At September 30, 1995, the Company had outstanding $154 million notional amount of interest rate swaps designated as hedges of investments, and $225 million of options, futures and forward contracts. These swaps and contracts were terminated during 1996 and the realized gains and losses are included in earnings.

Interest Rate Risk Management--Summary of Transactions
  The following table reflects incremental changes in the notional or contractual amounts of the Company's interest rate contracts during 1996 and 1995. Activity representing renewal of existing positions is excluded.

                       Balance at                                       Balance at
                      September 30,           Maturities/              September 30,
                          1995      Additions Expirations Terminations     1996
------------------------------------------------------------------------------------
Pay floating swaps       $  719      $1,195     $  (115)    $  (279)      $1,520
Pay fixed swaps           4,680       1,460         --       (5,240)         900
Forward contracts           --           93         (93)        --           --
Futures contracts           123           6         --         (129)         --
Option contracts            102          12         (40)        (74)         --
                         ------      ------     -------     -------       ------
                         $5,624      $2,766     $  (248)    $(5,722)      $2,420
                         ======      ======     =======     =======       ======
                       Balance at                                       Balance at
                      September 30,           Maturities/              September 30,
                          1994      Additions Expirations Terminations     1995
------------------------------------------------------------------------------------
Pay floating swaps       $1,037      $  984     $  (135)    $(1,167)      $  719
Pay fixed swaps             214       4,606         --         (140)       4,680
Spreadlock contracts        250         --         (250)        --           --
Forward contracts           101         294        (395)        --           --
Futures contracts           266         289        (239)       (193)         123
Option contracts             94         239        (190)        (41)         102
                         ------      ------     -------     -------       ------
                         $1,962      $6,412     $(1,209)    $(1,541)      $5,624
                         ======      ======     =======     =======       ======

  The impact of interest rate risk management activities on income in 1996 and 1995 and the amount of deferred gains and losses from interest rate risk management transactions at September 30, 1996 and 1995 were not material.

Foreign Exchange Risk Management
  The Company primarily uses option strategies which provide for the sale of foreign currencies to hedge probable, but not firmly committed, revenues. While these hedging instruments are subject to fluctuations in value, such fluctuations are offset by changes in the value of the underlying exposures being hedged. The principal currencies hedged are the Japanese yen, French franc, German mark, British pound, Canadian dollar, Italian lira and Spanish peseta.

Foreign Exchange Risk Management Transactions
  The Company uses option contracts to hedge anticipated foreign currency revenues. The Company also uses forward contracts to hedge foreign currency assets, liabilities and foreign currency payments the Company is committed to make in connection with the construction of two cruise ships (see Note 13). Cross-currency swaps are used to hedge foreign currency-denominated borrowings.

  At September 30, 1996 and 1995, the notional amounts of the Company's foreign exchange risk management contracts, net of notional amounts of contracts with counterparties against which the Company has a legal right of offset, the related exposures hedged and the contract maturities are as follows:

                                   1996                           1995
                      ------------------------------ ------------------------------
                      NOTIONAL EXPOSURES FISCAL YEAR Notional Exposures Fiscal Year
                       AMOUNT   HEDGED    MATURITY    Amount   Hedged    Maturity
                      -------- --------- ----------- -------- --------- -----------
Option contracts       $5,563   $3,386    1997-1999   $5,070   $2,869    1996-1999
Forward contracts       1,981    1,174    1997-1999    1,940    1,196    1996-1999
Cross-currency swaps    2,308    2,536    1997-2001      350      350    1997-1998
                       ------   ------                ------   ------
                       $9,852   $7,096                $7,360   $4,415
                       ======   ======                ======   ======

  Gains and losses on contracts hedging anticipated foreign currency revenues and foreign currency commitments are deferred until such revenues are recognized or such commitments are met, and offset changes in the value of the foreign currency revenues and commitments. At September 30, 1996 and 1995, the Company had net deferred gains of $28 million and net deferred losses of $189 million, respectively, related to foreign currency hedge transactions, which will be recognized in income over the next three years. Amounts recognizable in any one year are not material and will be substantially offset by gains and losses in the value of the related hedged transactions.

  The impact of foreign exchange risk management activities on income in 1996 and 1995 was not material.

Fair Value of Financial Instruments
  At September 30, 1996 and 1995, the Company's financial instruments included cash, cash equivalents, investments, receivables, accounts payable, borrowings and interest rate and foreign exchange risk management contracts.

  At September 30, 1996 and 1995, the fair values of cash and cash equivalents, receivables, accounts payable, commercial paper and securities sold under agreements to repurchase approximated carrying values because of the short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on broker quotes or quoted market prices or rates for the same or similar instruments, and the related carrying amounts are as follows:

                                  1996                1995
                           -------------------  -----------------
                           CARRYING     FAIR    Carrying   Fair
                            AMOUNT     VALUE     Amount    Value
                           ---------  --------  --------  -------
Investments                $      41  $     41  $   499   $   499
Borrowings                   (12,342)  (12,270)  (2,984)   (3,151)
Risk management contracts        466       460      181       137
                           ---------  --------  -------   -------
                           $(11,835)  $(11,769) $(2,304)  $(2,515)
                           =========  ========  =======   =======

Credit Concentrations
  The Company continually monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments and does not anticipate nonperformance by the counterparties. The Company would not realize a material loss as of September 30, 1996 in the event of nonperformance by any one counterparty. The Company enters into transactions only with financial institution counterparties which have a credit rating of A- or better. The Company's current policy in agreements with financial institution counterparties is generally to require collateral in the event credit ratings fall below A- or in the event aggregate exposures exceed limits as defined by contract. In addition, the Company limits the amount of credit exposure with any one institution. At September 30, 1996, financial institution counterparties posted collateral of $201 million to the Company, and the Company was not required to collateralize its financial instrument obligations.

  The Company's trade receivables and investments do not represent significant concentrations of credit risk at September 30, 1996, due to the wide variety of customers and markets into which the Company's products are sold, their dispersion across many geographic areas, and the diversification of the Company's portfolio among instruments and issuers.

13 Commitments and Contingencies

  The Company, together with, in some instances, certain of its directors and officers, is a defendant or co-defendant in various legal actions involving copyright, breach of contract and various other claims incident to the conduct of its businesses. Management does not expect the Company to suffer any material liability by reason of such actions, nor does it expect that such actions will have a material effect on the Company's liquidity or operating results.

  During 1995, the Company entered into agreements with a shipyard to build two cruise ships for its Disney Cruise Line. Under the agreements, the Company is committed to make payments totaling approximately $700 million through 1999.

  At September 30, 1996, the Company is committed to the purchase of broadcast rights for various feature films, sports and other programming aggregating approximately $4.5 billion. This amount is substantially payable over the next five years.

                          QUARTERLY FINANCIAL SUMMARY
                     (In millions, except per share data)
                                  (Unaudited)

                                 December 31 March 31 June 30 September 30
--------------------------------------------------------------------------
1996 (/1/)
Revenues                           $3,837     $4,543  $5,087     $5,272
Operating income (/2/)                863        356     956        858
Net income (loss) (/2/)               497        (25)    406        336
Earnings (loss) per share (/2/)       .93       (.04)    .59        .49
1995
Revenues                           $3,303     $2,951  $2,773     $3,124
Operating income                      787        608     574        497
Net income                            482        315     318        265
Earnings per share                    .91        .60     .60        .50

--------
(1) Results after February 9, 1996 reflect the impact of the acquisition of ABC. See Note 2 to the Consolidated Financial Statements.
(2) Reflects a $300 million non-cash charge in the second quarter pertaining to the implementation of SFAS 121, and a $225 million charge for costs related to the acquisition of ABC. The earnings per share impacts of these charges were $.30 and $.22, respectively. See Notes 2 and 11 to the Consolidated Financial Statements.

[LOGO OF RECYCLED PAPER]