Form 10-Q
period 1996-12-31
WALT DISNEY CO/
filed 1997-02-14
CIK 1001039

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended December 31, 1996   Commission File Number 1-11605



                             THE WALT DISNEY COMPANY


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


      YES    X         NO


      There were 675,133,968 shares of common stock outstanding as of February 6, 1997.

                   PART I. FINANCIAL INFORMATION
                      THE WALT DISNEY COMPANY
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
          In millions, except per share data (unaudited)



                                                    Three Months Ended
                                                       December 31
                                                ---------------------------
                                                   1996            1995
                                                -----------     -----------

REVENUES                                        $  6,278        $  3,837

COSTS AND EXPENSES                                (4,851)         (2,974)

GAIN ON SALE OF KCAL                                 135               -
                                                ----------      ----------

OPERATING INCOME                                   1,562             863

CORPORATE ACTIVITIES AND OTHER                       (90)            (86)

NET INTEREST EXPENSE                                (171)            (13)
                                                ----------      ----------

INCOME BEFORE INCOME TAXES                         1,301             764

INCOME TAXES                                        (552)           (268)
                                                ----------      ----------

NET INCOME                                      $    749        $    496
                                                ----------      ----------
                                                ----------      ----------

EARNINGS PER SHARE                              $    1.09       $    0.93
                                                ----------      ----------
                                                ----------      ----------

Average number of common and common equivalent
shares outstanding                                   686             534
                                                ----------      ----------
                                                ----------      ----------



     See Notes to Condensed Consolidated Financial Statements

                      THE WALT DISNEY COMPANY
               CONDENSED CONSOLIDATED BALANCE SHEETS
                  In millions, except share data


                                               December 31,  September 30,
                                                  1996           1996
                                               -----------  --------------
                                              (unaudited)

ASSETS
   Cash and cash equivalents                  $    707       $    278
   Investments                                     483            454
   Receivables                                   4,131          3,343
   Inventories                                     808            951
   Film and television costs                     4,148          3,912
   Theme parks, resorts and other property,
     net of accumulated depreciation
     of $4,564 and $4,448                        8,270          8,031

   Intangible assets, net of accumulated
     amortization of $415 and $301              17,864         17,978
   Other assets                                  2,266          2,359
                                                --------      ---------
                                              $ 38,677       $ 37,306
                                                --------      ---------
                                                --------      ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
   Accounts and taxes payable and accrued     $  7,543       $  6,956
     liabilities
   Borrowings                                   12,364         12,342
   Deferred income taxes                           902            743
   Unearned royalty and other advances           1,076          1,179
   Stockholders' equity
    Preferred stock, $.01 par value
      Authorized - 100 million shares
      Issued - none
    Common stock, $.01 par value
      Authorized - 1.2 billion shares
      Issued - 683 million shares and 682        8,623          8,576
        million shares
    Retained earnings                            8,607          7,933
    Cumulative translation and other adjustments    27             39
    Less treasury shares, at cost - 8             (465)          (462)
      million shares
                                                --------       ---------
                                                16,792         16,086
                                                --------       ---------
                                              $ 38,677       $ 37,306
                                                --------       ---------
                                                --------       ---------




     See Notes to Condensed Consolidated Financial Statements

                      THE WALT DISNEY COMPANY
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      In millions (unaudited)

                                                    Three Months Ended
                                                       December 31
                                                ---------------------------
                                                   1996            1995
                                                -----------     -----------

 NET INCOME                                     $    749        $    496
                                                  --------        --------

OPERATING ITEMS NOT REQUIRING CASH OUTLAYS
   Amortization of film and television costs       1,159             441
   Depreciation                                      174             159
   Amortization of intangibles                       114               -
   Gain on sale of KCAL                             (135)              -
   Other                                              29              11

CHANGES IN
   Investments in trading securities                   -              41
   Receivables                                      (813)           (623)
   Inventories                                       143              40
   Other assets                                     (108)             (7)
   Accounts and taxes payable and accrued            615             323
     liabilities
   Deferred income taxes                             161              79
   Unearned royalty and other advances              (103)              9
                                                  --------        --------
                                                   1,236             473
                                                  --------        --------

CASH PROVIDED BY OPERATIONS                        1,985             969
                                                  --------        --------

INVESTING ACTIVITIES
   Film and television costs                      (1,427)           (639)
   Investments in theme parks, resorts and          (424)           (375)
     other property
   Proceeds from sale of investments                   8             228
   Proceeds from sale of KCAL                        377               -
   Other                                             (44)            (10)
                                                  --------        --------

                                                  (1,510)           (796)
                                                  --------        --------
FINANCING ACTIVITIES
   Borrowings                                        439               -
   Proceeds from formation of REIT                   842               -
   Reduction of borrowings                        (1,270)           (219)
   Dividends                                         (75)            (47)
   Other                                              18              13
                                                  --------        -------
                                                     (46)           (253)
                                                  --------        -------

Increase (Decrease) in Cash and Cash Equivalents     429             (80)
Cash and Cash Equivalents, Beginning of Period       278           1,077
                                                  --------        -------

Cash and Cash Equivalents, End of Period        $    707        $    997
                                                  --------        -------
                                                  --------        -------


     See Notes to Condensed Consolidated Financial Statements

                      THE WALT DISNEY COMPANY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. These condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these condensed consolidated financial statements. Operating results for the quarter are not necessarily indicative of the results that may be expected for the year ending September 30, 1997. Certain reclassifications have been made in the 1996 financial statements to conform to the 1997 presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1996.

2. The Company sold KCAL, a Los Angeles television station, for $387 million in cash on November 22, 1996, resulting in a pre-tax gain of $135 million. A trust has retained $10 million of the sales price to cover certain contingencies, and will remit any unutilized amount to the Company.

3. During the quarter, the Company established a real estate investment trust (REIT) and issued equity interests in the REIT to third-party investors in exchange for $842 million. The Company also received proceeds of approximately $439 million through other financing arrangements with effective interest rates ranging from 4.4% to 5.4% and maturities in fiscal 2000 through fiscal 2012. Certain of these financing arrangements are denominated in foreign currencies for which the Company has entered into cross-currency swap agreements effectively converting these obligations into U.S. dollar denominated LIBOR-based variable rate debt instruments.

    The proceeds from these transactions were used to retire commercial paper borrowings. Commercial paper outstanding as of December 31, 1996 totaled $3 billion with maturities of up to one year and an average interest rate of 5.4%. The outstanding commercial paper borrowings are supported by bank facilities totaling $5 billion, which expire in one to five years and allow for borrowings at various maturities.

    During February 1997, the Company received $752 million from various other financing transactions. These proceeds were also used to retire commercial paper borrowings.

4. Dividends per share for the quarters ended December 31, 1996 and 1995 were $0.11 and $0.09, respectively.

5. The unaudited pro forma information below for the quarter ended December 31, 1995 presents combined results of operations as if the Company's prior-year acquisition of Capital Cities/ABC, Inc. had occurred at the beginning of such period. The unaudited pro forma information is not necessarily indicative of the results of operations of the combined company had the acquisition occurred at the beginning of such period.

                                  (in millions, except per
                                       share data)
                                      Quarter Ended
                                    December 31, 1995
                                  -------------------------

             Revenues                        $5,893
             Net income                         565
             Earnings per share                0.82


                             The Walt Disney Company
                 Management's Discussion and Analysis of
              Financial Condition and Results of Operations


SEASONALITY

      The Company's businesses are subject to the effects of seasonality. Consequently, the operating results for the quarter ended December 31, 1996 for each line of business, and for the Company as a whole, are not necessarily indicative of results for the full year.

      Creative Content revenues fluctuate based upon the timing of theatrical and home video releases and seasonal consumer purchasing behavior. Release dates for theatrical product are determined by several factors, including timing of vacation and holiday periods and competition in the market.

      Broadcasting revenues are influenced by advertiser demand and the seasonal nature of programming, and generally peak in the spring and fall.

      Theme Parks and Resorts revenues fluctuate with changes in theme park attendance and resort occupancy resulting from the nature of vacation travel. Peak attendance and resort occupancy generally occur during the summer months when school vacations occur and during early-winter and spring holiday periods.


RESULTS OF OPERATIONS
For the Quarter Ended December 31, 1996

      On February 9, 1996, the Company acquired Capital Cities/ABC, Inc. ("ABC"). The Company's results of operations have incorporated ABC's activity since that date. To enhance comparability, certain information for the quarter ended December 31, 1995 has been presented on a "pro forma" basis and reflects the acquisition of ABC as though it had occurred at the beginning of such period. The Company believes prior-year pro forma results provide more meaningful information for comparing net income, changes in net income and earnings trends, as the pro forma presentation includes the results of the Company and its acquired ABC operations for the quarter. Accordingly, the discussion of fiscal 1997 results below reflects comparisons to the Company's pro forma fiscal 1996 operating results. The pro forma results are not necessarily indicative of the combined results that would have occurred had the acquisition actually occurred at the beginning of such period.

                      The Walt Disney Company
              Management's Discussion and Analysis of
     Financial Condition and Results of Operations (continued)


      The Company's fiscal 1997 as reported results and fiscal 1996 pro forma amounts reflect the impacts of the acquisition including the use of purchase accounting as well as significant increases in amortization of intangible assets, interest expense, the effective income tax rate and shares outstanding resulting from the acquisition.

Consolidated Results

                For the Quarter Ended December 31,
          (unaudited; in millions, except per share data)
                                            1995        %         1995
                                   1996  (Pro forma)  Change (As reported)
                                   ----  -----------  ------  -----------
Revenues                         $6,278    $5,893       7%      $3,837
Costs and Expenses               (4,851)   (4,700)     (3)%     (2,974)
Gain on Sale of KCAL                135         -      n/m           -
                                    ---        --                   --
Operating Income                  1,562     1,193      31%         863
Corporate Activities and Other      (90)      (24)     n/m         (86)
Net Interest Expense               (171)     (167)     (2)%        (13)
                                   ----      ----                  ---
Income Before Income Taxes        1,301     1,002      30%         764
Income Taxes                       (552)     (437)    (26)%       (268)
                                   ----      ----                 ----
Net Income                       $  749     $ 565      33%       $ 496
                                    ===       ===                  ===
Net Income Excluding KCAL Gain   $  669     $ 565      18%       $ 496
                                    ===       ===                  ===
Earnings Per Share               $ 1.09    $ 0.82      33%      $ 0.93
                                   ====      ====                 ====
Earnings Per Share
  Excluding KCAL Gain            $ 0.98    $ 0.82      20%      $ 0.93
                                 ======    ======               ======
Amortization of Intangible
Assets Included in
  Operating Income                $ 114     $ 114       -
                                  =====     =====

      Net income for the quarter increased 33% to $749 million. These results were driven by increased operating income in all business segments, including a gain of $135 million from the sale of KCAL, a Los Angeles television station. Earnings per share increased 33% to $1.09. Excluding the gain on the sale of KCAL, operating income increased 20% to $1.4 billion, net income increased 18% to $669 million, and earnings per share increased 20% to $0.98.

      Corporate Activities and Other was impacted by certain non-recurring items in both the current and prior-year quarters. The current quarter reflects a severance payment to a former senior executive and the prior-year quarter reflects certain gains at ABC, primarily related to the sale of an investment in a cellular communications company.

                             The Walt Disney Company
                 Management's Discussion and Analysis of
        Financial Condition and Results of Operations (continued)


Business Segment Results

                               For the Quarter Ended December 31,
                                    (Unaudited; in millions)
                                      1995                   1995
                            1996   (Pro forma)  %Change  As reported)
                            ----    ---------   -------  ------------
Revenues:
   Creative Content        $3,235     $3,076       5%       $2,720
   Broadcasting             1,893      1,823       4%          123
   Theme Parks & Resorts    1,150        994      16%          994
                            -----        ---                   ---
   Total                   $6,278     $5,893       7%       $3,837
                            =====      =====                 =====

Operating Income: (1)
   Creative Content         $ 719      $ 656       10%       $ 649
   Broadcasting               470        341       38%          18
   Theme Parks & Resorts      238        196       21%         196
                              ---        ---                   ---
                            1,427      1,193       20%         863
   Gain on Sale of KCAL       135         -        n/m           -
                              ---        ---                   ---
   Total                  $ 1,562    $ 1,193       31%       $ 863
                            =====      =====                   ===

(1) Includes depreciation and amortization
    (excluding film costs) of:
  Creative Content          $  50      $  46
  Broadcasting                133        131
  Theme Parks & Resorts        97         83
                              ---        ---
                            $ 280      $ 260
                              ===        ===

Creative Content

      Revenues increased 5% or $159 million to $3.2 billion, driven by growth of $94 million in the Disney Stores, $73 million in character merchandise licensing and $39 million in home video, partially offset by reductions in television distribution revenues of $34 million and theatrical revenues of $27 million. Growth at the Disney Stores reflects an increase in comparable store sales of 2% driven by strong domestic holiday sales, and a revenue increase of $87 million due to continued worldwide expansion. During the quarter, the Company opened 30 new stores, bringing the total number of stores to 560. Character merchandise licensing reflects the strength of film and television properties domestically including 101 Dalmatians, Toy Story, Winnie the Pooh and The Hunchback of Notre Dame and standard characters internationally. Home video revenues reflect the worldwide release of Toy Story and the international success of Pocahontas. Television distribution revenues declined due to a greater number of titles in domestic pay television in the prior year. The decline in theatrical revenues reflects a greater number of theatrical releases in the prior year including the success of Toy Story domestically and Pocahontas internationally, partially offset by the box office successes

                             The Walt Disney Company
                 Management's Discussion and Analysis of
        Financial Condition and Results of Operations (continued)


Creative Content (continued)

in the current year of Ransom, 101 Dalmatians and The English
Patient domestically and The Hunchback of Notre Dame internationally.

      Operating income increased 10% or $63 million to $719 million, reflecting improved results for character merchandise licensing, the Disney Stores, and theatrical distribution, partially offset by a reduction in home video results which faced difficult comparisons due to the prior year success of Cinderella domestically and The Lion King internationally. Costs and expenses, which consist primarily of production cost amortization, distribution and selling expenses, product cost, labor and occupancy, increased 4% or $96 million. The increase is primarily due to the expansion of the Disney Stores and increases in and production cost amortization and participation expense in the home video markets, partially offset by decreases in distribution expenses and amortization of production costs in the theatrical markets.

Broadcasting

      Revenues increased 4% or $70 million to $1.9 billion, primarily driven by a $63 million increase in revenues at ESPN and The Disney Channel and an increase of $18 million at the television stations. The revenue growth at ESPN was due primarily to higher advertising revenues and affiliate fees resulting from continued growth and improved advertising and subscriber rates. The revenue increase at the television stations was due primarily to increased political advertising. These increases were partially offset by a $13 million decrease in revenues at the television network, primarily due to lower ratings.

      Excluding the gain on the sale of KCAL, operating income increased 38% or $129 million to $470 million, reflecting revenue increases at ESPN, The Disney Channel, and the television stations, and decreased costs and expenses at the television network. Costs and expenses, which consist primarily of programming, selling, general and administrative costs decreased 4% or $59 million. This decrease reflected reduced program amortization at the television network, primarily attributable to the acquisition, partially offset by increased program rights and production costs driven by growth at ESPN.

                             The Walt Disney Company
                 Management's Discussion and Analysis of
        Financial Condition and Results of Operations (continued)


Theme Parks and Resorts

      Revenues increased 16% or $156 million to $1.2 billion, driven by the Walt Disney World Resort, which had growth of $69 million from higher guest spending, $36 million due to record attendance and $17 million from increased occupied room nights. Guest spending growth included $23 million at the Disney Village Marketplace, most of which was attributable to the October 1996 opening of the World of Disney, the world's largest Disney retail outlet. The remaining growth in guest spending resulted from pricing and improved market penetration in merchandise and food and beverage sales. Attendance gains were driven by increased domestic tourist visitation primarily attributable to the resort's 25th Anniversary celebration. Increased occupied room nights reflected higher occupancy, as well as more available rooms resulting from the opening of Disney's BoardWalk Resort during the fourth quarter of the prior year. Disneyland's revenue grew by $14 million, reflecting higher guest spending.

      Operating income increased 21% or $42 million to $238 million, reflecting the impact of higher attendance and guest spending. Costs and expenses, which consist principally of labor, costs of merchandise, food and beverages sold, depreciation, repairs and maintenance, entertainment, and marketing and sales expenses, increased 14% or $114 million. The increase was primarily due to higher operating costs resulting from increased attendance and resort expansion, increased marketing and sales efforts including those related to the Walt Disney World Resort's 25th Anniversary celebration, and increased merchandise costs due to higher guest spending levels.

FINANCIAL CONDITION

      For the quarter ended December 31, 1996, cash provided by operations increased $1.0 billion to $2.0 billion, which includes the impact of the ABC acquisition.

      Borrowings increased $22 million to $12.4 billion. During the quarter, the Company received $1.3 billion from new borrowings and the formation of a real estate investment trust, which was used to repay commercial paper borrowings. Commercial paper borrowings outstanding as of December 31, 1996 totaled $3 billion with maturities of up to one year, and are supported by bank facilities totaling $5 billion, which expire in one to five years and allow for borrowings at various interest rates. The Company continues to replace some of the remaining commercial paper with longer-term financing and may utilize, among other options, a U.S. shelf registration statement filed in March 1996 and a Euro Medium-Term Note Program established in June 1996, which collectively will permit the future issuance of up to approximately $3.3 billion of additional debt.

                             The Walt Disney Company
                 Management's Discussion and Analysis of
        Financial Condition and Results of Operations (continued)


FINANCIAL CONDITION (continued)

      During the quarter, the Company invested $1.4 billion to produce and acquire film and television properties. These costs are higher than the prior-year quarter due primarily to the inclusion in fiscal 1997 of spending at the acquired ABC operations.

      The Company expects the ABC Television Network, ESPN and the Company's television and radio stations to continue to enter into programming commitments to purchase the broadcast rights for various feature films, sports and other programming. Total commitments to purchase broadcast programming approximated $3.9 billion at December 31, 1996. Substantially all of this amount is payable over the next five years.

      The Company announced in January 1997 it was beginning to explore strategic options with respect to the publishing operations obtained in the ABC acquisition. Those options could include selling the publishing operations in whole or part, distributing the operations to the Company's shareholders or retaining the operations.

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

                      THE WALT DISNEY COMPANY


Item 4. Submission of Matters to a Vote of Security Holders

      None

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

        10.1 Agreement, dated as of December 27, 1996, between registrant and Michael S. Ovitz.

        10.2 Employment agreement, dated as of January 8, 1997, between registrant and Michael D. Eisner.

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


February 14, 1997
Burbank, California