Form 10-Q
period 1997-03-31
WALT DISNEY CO/
filed 1997-05-15
CIK 1001039

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended March 31, 1997      Commission File Number 1-11605



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


      YES     X          NO
           --------   --------

   There were 675,133,968 shares of common stock outstanding as of May 1, 1997
      (including 1,618,485 shares held by TWDC Stock Compensation Fund, an affiliate of the Company).

                   PART I. FINANCIAL INFORMATION
                      THE WALT DISNEY COMPANY
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
          In millions, except per share data (unaudited)


                                   Three Months Ended   Six Months Ended
                                         March 31           March 31
                                      1997      1996     1997     1996
                                    --------  -------- --------- --------

REVENUES                             $5,481    $4,543   $11,759   $8,380

COSTS AND EXPENSES                   (4,617)   (3,887)   (9,468)  (6,861)

GAIN ON SALE OF KCAL                     -         -        135       -

ACCOUNTING CHANGE                        -       (300)       -      (300)
                                    --------  -------- --------- --------

OPERATING INCOME                        864       356     2,426    1,219

CORPORATE ACTIVITIES AND OTHER         (108)      (97)     (198)    (182)

NET INTEREST EXPENSE                   (184)      (83)     (355)     (96)

ACQUISITION-RELATED COSTS                 -      (225)       -      (225)
                                    --------  -------- --------- --------

INCOME/(LOSS) BEFORE INCOME TAXES       572       (49)    1,873      716

INCOME TAX (EXPENSE)/BENEFIT           (239)       24      (791)    (244)
                                    --------  -------- --------- --------

NET INCOME/(LOSS)                     $ 333     $ (25)   $1,082    $ 472
                                    ========  ======== ========= ========

EARNINGS/(LOSS) PER SHARE           $  0.49   $ (0.04) $  1.58   $  0.86
                                    ========  ======== ========= ========


Average number of common and common
equivalent shares outstanding         686       567       686      550
                                    ========  ======== ========= ========

     See Notes to Condensed Consolidated Financial Statements

                      THE WALT DISNEY COMPANY
               CONDENSED CONSOLIDATED BALANCE SHEETS
                  In millions, except share data



                                                March 31,    September 30,
                                                  1997         1996
                                               -----------  --------------
                                               (unaudited)

ASSETS
   Cash and cash equivalents                   $  1,140      $    278
   Investments                                      472           454
   Receivables                                    3,638         3,343
   Inventories                                      906           951
   Film and television costs                      3,747         3,259
   Theme parks, resorts and other property,
    net of accumulated depreciation of
    $4,728 and $4,448                             8,443         8,031
   Intangible assets, net of accumulated
    amortization of $534 and $301                18,494        17,978
   Other assets                                   2,297         2,332
                                                --------      ---------
                                               $ 39,137      $ 36,626
                                                --------      ---------
                                                --------      ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
   Accounts and taxes payable and accrued
    liabilities                                $  6,292      $  6,276
   Borrowings                                    12,848        12,342
   Deferred income taxes                          1,979           743
   Unearned royalty and other advances            1,161         1,179
   Stockholders' equity
    Preferred stock, $.01 par value
      Authorized - 100 million shares
      Issued - none
    Common stock,  $.01 par value
      Authorized - 1.2 billion shares
      Issued - 683 million shares and
       682 million shares                         8,592        8,576
    Retained earnings                             8,851        7,933
    Cumulative translation and other
     adjustments                                    (12)          39
    Treasury shares, at cost - 8 million shares    (462)        (462)
    Shares held by TWDC Stock Compensation
      Fund- 2 million shares                       (112)           -
                                                --------      ---------
                                                  16,857       16,086
                                                --------      ---------
                                                $ 39,137     $ 36,626
                                                --------      ---------
                                                --------      ---------


     See Notes to Condensed Consolidated Financial Statements

                      THE WALT DISNEY COMPANY
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      In millions (unaudited)


                                                     Six Months Ended
                                                         March 31
                                                ---------------------------
                                                   1997             1996
                                                -----------     -----------

 NET INCOME                                     $  1,082        $    472
                                                  --------        --------

OPERATING ITEMS NOT REQUIRING CASH OUTLAYS
   Amortization of film and television costs       2,040           1,183
   Depreciation                                      347             322
   Amortization of intangibles                       233              74
   Gain on sale of KCAL                             (135)              -
   Accounting change                                   -             300
   Other                                              28              52

CHANGES IN
   Investments in trading securities                   -              85
   Receivables                                      (320)           (401)
   Inventories                                        45             (22)
   Other assets                                     (203)           (238)
   Accounts and taxes payable and accrued
    liabilities                                      332            (120)
   Deferred income taxes                             226              73
   Unearned royalty and other advances               (18)            168
                                                  --------        --------
                                                   2,575           1,476
                                                  --------        --------

CASH PROVIDED BY OPERATIONS                        3,657           1,948
                                                  --------        --------

INVESTING ACTIVITIES
   Acquisition of Capital Cities/ABC, Inc.,
    net of cash acquired                               -          (8,432)
   Film and television costs                      (2,560)         (2,156)
   Investments in theme parks, resorts and
    other property                                  (765)           (710)
   Proceeds from sale of investments                  13             301
   Proceeds from sale of KCAL                        377               -
   Other                                             (45)            (16)
                                                  --------        --------
                                                  (2,980)         (11,013)
                                                  --------        --------
FINANCING ACTIVITIES
   Borrowings                                      2,206           8,726
   Proceeds from formation of REIT                 1,311               -
   Reduction of borrowings                        (3,033)           (370)
   Dividends                                        (163)           (122)
   Other                                            (136)             35
                                                  --------        -------
                                                     185           8,269
                                                  --------        -------

Increase (Decrease) in Cash and Cash                 862            (796)
Equivalents
Cash and Cash Equivalents, Beginning of Period       278           1,077
                                                  --------        -------

Cash and Cash Equivalents, End of Period        $  1,140        $    281
                                                  --------        -------
                                                  --------        -------

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

2. During the quarter, the Company issued approximately $1.2 billion in debt secured by certain assets of its newspaper operations. The secured debt has an interest rate based on one-month LIBOR and a maturity date of September 15, 1999. As discussed below, $990 million of this debt will be assumed by Knight-Ridder, Inc. in connection with the disposition of certain of the Company's newspaper operations. The Company also established a real estate investment trust (REIT) during the quarter and issued equity interests in the REIT to third-party investors in exchange for $469 million. In a similar REIT transaction in the first quarter the Company received $842 million.

    In addition, for the six-month period, the Company received proceeds of approximately $1.0 billion through other financing arrangements with effective interest rates ranging from 4.4% to 5.6% and maturities in fiscal 1999 through fiscal 2012. Certain of these financing arrangements are denominated in foreign currencies for which the Company has entered into cross-currency swap agreements effectively converting these obligations into U.S. dollar denominated LIBOR-based variable rate debt instruments.

    Certain of the proceeds from the above transactions were used to retire commercial paper borrowings. Commercial paper outstanding as of March 31, 1997 totaled $1.5 billion with maturities of up to one year and an average interest rate of 5.4%. The outstanding commercial paper borrowings are supported by bank facilities totaling $5 billion, which expire in one to five years and allow for borrowings at various maturities.

3. On May 9, 1997, the Company consummated the disposition of a substantial portion of its newspaper operations, acquired in the Cap Cities/ABC, Inc. ("ABC") acquisition, for Knight-Ridder, Inc. stock valued at $660 million and the assumption by Knight-Ridder, Inc. of pre-existing secured debt of $990 million. The disposition is not expected to have a material impact on the financial results of the Company.

    Revenues for the newspaper operations to be disposed of totaled $125 million and $260 million for the quarter and six months ended March 31, 1997, respectively. Pro forma revenue for the same periods in 1996 was $116 million and $238 million. Operating income was $22 million and $51 million for the quarter and six months ended March 31, 1997, respectively, and $15 million and $33 million for the same pro forma periods in 1996. Operating income for both 1997 and 1996 is net of goodwill amortization of $10 million and $19 million for the quarter and six months, respectively.

    The Company will continue to explore its strategic options with respect to the remaining publishing operations it acquired as part of the ABC acquisition.

4. In November 1996, the Company sold KCAL, a Los Angeles television station, for $387 million in cash resulting in a pre-tax gain of $135 million. A trust has retained $10 million of the sales price to cover certain contingencies, and will remit any unutilized amount to the Company.

5. Dividends per share for the quarters ended March 31, 1997 and 1996 were $0.1325 and $0.11, respectively.

6. The unaudited pro forma information below for the quarter and six months ended March 31, 1996 presents combined results of operations as if the Company's prior-year acquisition of ABC had occurred at the beginning of such periods. The unaudited pro forma information is not necessarily indicative of the results of operations of the combined company had the acquisition occurred at the beginning of such periods.

                                (in millions, except per share data)
                                            March 31, 1996
                                  --------------------------------
                                    Quarter Ended   Six Months Ended
                                    --------------  ----------------
            Revenues                      $4,986         $10,879
            Net income (1)                    21             581
            Earnings per share (1)          0.03            0.84


          (1) Amounts include the impact of a $300 million non-cash charge related to the implementation of Statement of Financial Accounting Standards No. 121. The charge reduced earnings per share by $0.27 for the quarter and six months.

                            The Walt Disney Company
                 Management's Discussion and Analysis of
              Financial Condition and Results of Operations


SEASONALITY

     The Company's businesses are subject to the effects of seasonality. Consequently, the operating results for the quarter and six months ended March 31, 1997 for each line of business, and for the Company as a whole, are not necessarily indicative of results for the full year.

     Creative Content revenues fluctuate based upon the timing of theatrical and home video releases and seasonal consumer purchasing behavior. Release dates for theatrical products are determined by several factors, including timing of vacation and holiday periods and competition in the market.

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

RESULTS OF OPERATIONS
For the Quarter and Six Months Ended March 31, 1997

     On February 9, 1996, the Company acquired the operations of Capital Cities/ABC, Inc. ("ABC"). The Company's results of operations have incorporated ABC's activity since that date. Accordingly, the Company's results for the prior-year quarter and six-month period on an as reported basis do not fully reflect the acquisition. To enhance comparability, certain information for the quarter and six months ended March 31, 1996 has been presented on a "pro forma" basis and reflects the acquisition of ABC as though it had occurred at the beginning of such periods. The Company believes prior-year pro forma results provide more meaningful information for comparing net income, changes in net income and earnings trends, as the pro forma presentation includes the results of the Company and its acquired ABC operations for the quarter and six-month periods. Accordingly, the discussion of fiscal 1997 results below reflects comparisons to the Company's pro forma fiscal 1996 operating results. The pro forma results are not necessarily indicative of the combined results that would have occurred had the acquisition actually occurred at the beginning of such periods. In addition, the discussion of the Company's operating results excludes the impact of two non-recurring charges recorded by the Company during the second quarter of the prior year as well as the gain on the sale of KCAL recorded by the Company in the first quarter of the current year. Both the prior-year non-recurring items and the gain on the sale of KCAL are discussed below.

     The Company's fiscal 1997 as reported results and fiscal 1996 pro forma amounts reflect the impacts of the acquisition including the use of purchase accounting as well as significant increases in amortization of intangible assets, interest expense, the effective income tax rate and shares outstanding resulting from the acquisition.

Consolidated Results - Quarter

          (unaudited; in millions, except per share data)
                                                           1996
                                         1996        %      (As
                              1997   (Pro forma)  Change   reported)

Revenues                     $5,481    $4,986        10%    $4,543
Costs and Expenses           (4,617)   (4,333)       (7)%   (3,887)
Accounting Change               -        (300)       n/m      (300)
                              -----      ----                 ----

Operating Income                864       353        n/m       356
Corporate Activities
and Other                      (108)      (98)      (10%)      (97)
Net Interest Expense           (184)     (189)        3%       (83)
Acquisition-related Costs         -         -          -      (225)
                               -----     -----                -----
Income/(Loss) Before
Income Taxes                     572       66        n/m       (49)
Income Tax (Expense)/Benefit    (239)     (45)       n/m        24
                                ----      ---                  ---

Net Income/(Loss)              $ 333     $ 21        n/m     $ (25)
                               =====     ====                =====

Earnings/(Loss) Per Share     $ 0.49   $ 0.03        n/m   $ (0.04)
                              ======   ======              =======
Net Income Excluding
  Non-recurring Items          $ 333    $ 204        63%     $ 268
                               =====    =====                =====
Earnings Per Share
  Excluding Non-
  recurring Items             $ 0.49   $ 0.30        63%    $ 0.47
                                ====     ====                =====
Amortization of Intangible
  Assets Included in           $ 119    $ 119          -
  Operating Income             =====    =====



     Excluding the prior-year non-recurring charges, discussed below, net income and earnings per share for the quarter increased 63% to $333 million and $0.49, respectively. These results were driven by increased operating income in all business segments. During the second quarter of the prior year, the Company recorded two non-recurring charges consisting of a $300 million non-cash charge related to the implementation of Statement of Financial Accounting Standards No. 121 and a $225 million charge for costs related to the acquisition of ABC. These non-recurring charges reduced as reported net income from $268 million to a loss of $25 million for the prior-year quarter and reduced as reported earnings per share from $0.47 to a per share loss of $0.04 for the prior-year quarter. The decline in the effective tax rates reflected the absence of these non-recurring charges in the current year.

Consolidated Results - Six Months

          (unaudited; in millions, except per share data)
                                                            1996
                                         1996        %        (As
                             1997    (Pro forma)   Change   reported)
                             -----   -----------   ------   ---------

Revenues                    $11,759     $10,879       8%      $8,380
Costs and Expenses           (9,468)     (9,038)     (5)%     (6,861)
Gain on Sale of KCAL            135           -       n/m          -
Accounting Change              -           (300)      n/m       (300)
                             ------        ----                 ----

Operating Income              2,426       1,541       57%      1,219
Corporate Activities
and Other                      (198)       (122)     (62)%      (182)
Net Interest Expense           (355)       (356)      n/m        (96)
Acquisition Related Costs       -           -         n/m       (225)
                               ----        ----                 ----

Income Before Income Taxes    1,873       1,063       76%        716
Income Taxes                   (791)       (482)     (64)%      (244)
                               ----        ----                 ----

Net Income                  $ 1,082       $ 581       86%      $ 472
                            =======       =====       ==       =====

Earnings Per Share           $ 1.58        0.84       88%    $  0.86
                             ======        ====       ==     =======
Net Income Excluding
  Non-recurring Charges     $ 1,002       $ 764       31%      $ 765
  and KCAL Gain             =======       =====                =====

Earnings Per Share Excluding
  Non-recurring Charges      $ 1.46      $ 1.11       32%     $ 1.39
  and KCAL Gain              ======      ======               ======


Amortization of Intangible
  Assets Included in          $ 233       $ 238        -
  Operating Income            =====       =====



     Net income for the six months, excluding the prior-year non-recurring charges and the gain on the sale of KCAL, increased 31% to $1.0 billion and earnings per share increased 32% to $1.46. During the first quarter the Company sold KCAL, a Los Angeles television station, resulting in a pre-tax gain of $135 million. The gain on the sale of KCAL increased net income from $1.0 billion to $1.1 billion and earnings per share from $1.46 to $1.58.

     Corporate Activities and Other was impacted by certain non-recurring gains in the prior-year six months primarily related to the sale of an investment in a cellular communications company.

     The decrease in the effective income tax rate versus the prior year pro forma rate reflects the absence of the accounting change in the current year.

Business Segment Results - Quarter

                                 (Unaudited; in millions)

                                                            1996
                                       1996         %       (As
                            1997    (Pro forma)   Change    reported)
                           ------   -----------   ------    ---------
Revenues:
   Creative Content        $2,750     $2,532         9%      $2,440
   Broadcasting             1,528      1,399         9%       1,048
   Theme Parks & Resorts    1,203      1,055        14%       1,055
                            -----      -----        --        -----
   Total                   $5,481     $4,986        10%      $4,543
                           ======     ======        ==       ======
Operating Income: (1)
   Creative Content         $ 390      $ 250        56%       $ 260
   Broadcasting               238        201        18%         194
   Theme Parks & Resorts      236        202        17%         202
                              ---        ---                    ---
                              864        653        32%         656
   Accounting Change            -       (300)       n/m        (300)
                              ---       ----                   ----
   Total                    $ 864      $ 353        n/m       $ 356
                            =====      =====                  =====

(1) Includes depreciation and amortization
      (excluding film costs) of:
    Creative Content        $  60      $  56
    Broadcasting              131        129
    Theme Parks & Resorts      90         87
                              ---        ---
                            $ 281      $ 272
                              ===        ===


Creative Content

     Revenues increased 9% or $218 million to $2.8 billion, driven by growth of $102 million in television distribution, $73 million in theatrical revenues, $42 million in character merchandise licensing and $31 million in the Disney Stores, partially offset by reductions in home video revenues of $45 million. Growth in television was driven by an increase in the distribution of theatrical releases into the international television market. The increase in theatrical revenues reflected the box office successes of The English Patient, Evita and Jungle 2 Jungle domestically and 101 Dalmatians and Ransom internationally. Character merchandise licensing reflected the strength of film and television properties domestically, including 101 Dalmatians and Winnie the Pooh, and standard characters internationally. Growth at the Disney Stores reflected continued worldwide expansion with the opening of 19 new stores during the quarter, bringing the total number of stores to 579. The decline in home video revenues reflected the prior-year strength of 101 Dalmatians animated release in the international market.

     Operating income increased 56% or $140 million to $390 million, reflecting improved results for theatrical and television distribution and character merchandise licensing, partially offset by a reduction in home video results which faced difficult comparisons due to the prior year success of 101 Dalmatians animated release in the international market. Costs and expenses, which consist primarily of production cost amortization, distribution and selling expenses, product cost, labor and leasehold expense, increased 3% or $78 million. The increase was primarily due to increased amortization of production costs in the theatrical distribution, home video and domestic television markets and the expansion of the Disney Stores, partially offset by decreases in distribution expenses in the home video and the domestic theatrical markets. In addition, the prior-year costs included the write-off of certain development projects.

Broadcasting

     Revenues for the quarter increased $129 million or 9% to $1.5 billion, driven by a $66 million increase at the television network and $76 million at ESPN and The Disney Channel. The revenue growth at the television network was primarily the result of ABC's coverage of championship college football games in the current year. The revenue increase at ESPN was due primarily to higher affiliate fees resulting from improved subscriber rates, as well as increased advertising revenues resulting from increased advertising rates.

     Operating income for the quarter increased $37 million or 18% to $238 million, reflecting revenue increases at ESPN and The Disney Channel and improved results at the television network. Results at the television network reflected the positive impact of current period sporting events, continued strength in the advertising market and decreased program amortization, partially offset by lower ratings. Costs and expenses, which consist primarily of programming, selling, general and administrative costs, increased 8% or $92 million. This increase reflected increased programming rights and production costs, driven principally by international growth at ESPN, partially offset by benefits arising from significant reductions in program amortization and other costs at the television network, primarily attributable to the acquisition.

Theme Parks and Resorts

     Revenues for the quarter increased 14% or $148 million to $1.2 billion, driven by the Walt Disney World Resort, which had growth of $63 million from higher guest spending, $46 million due to record attendance and $21 million from increased occupied room nights. Guest spending growth included $15 million at the Disney Village Marketplace, most of which was attributable to the October 1996 opening of the World of Disney, the world's largest Disney retail outlet. The remaining growth in guest spending resulted from pricing and improved market penetration in merchandise and food and beverage sales. Attendance gains were driven by increased domestic and international tourist visitation primarily attributable to the resort's 25th Anniversary celebration. Increased occupied room nights reflected higher occupancy, as well as more available rooms resulting from the opening of Disney's BoardWalk Resort during the fourth quarter of the prior year. Disneyland's revenue grew $11 million reflecting higher guest spending.

     Operating income for the quarter increased 17% or $34 million to $236 million, driven by higher theme park attendance and occupied room nights at the Walt Disney World Resort and increased guest spending at both Walt Disney World and Disneyland. Costs and expenses, which consist principally of labor, costs of merchandise, food and beverages sold, depreciation, repairs and maintenance, entertainment, and marketing and sales expenses, increased 13% or $114 million. The increase was primarily due to higher operating costs resulting from higher attendance and resort expansion, increased marketing and sales efforts, including those related to the Walt Disney World Resort's 25th Anniversary celebration, and increased merchandise costs due to higher guest spending levels.

Business Segment Results - Six Months

                                   (Unaudited; in millions)
                                                            1996
                                        1996          %     (As
                              1997   (Pro forma)   Change   reported)
Revenues:
   Creative Content         $5,985     $5,608        7%      $5,160
   Broadcasting              3,421      3,222        6%       1,171
   Theme Parks & Resorts     2,353      2,049       15%       2,049
                             -----      -----                 -----
   Total                   $11,759    $10,879        8%      $8,380
                           =======    =======                ======
Operating Income: (1)
   Creative Content         $1,101      $ 898       23%       $ 909
   Broadcasting                716        545       31%         212
   Theme Parks & Resorts       474        398       19%         398
                               ---        ---                   ---
                             2,291      1,841       24%       1,519
   Gain on Sale of KCAL        135         -        n/m          -
   Accounting Change           -         (300)      n/m        (300)
                             -----       ----                 -----
   Total                   $ 2,426    $ 1,541       57%     $ 1,219
                           =======    =======               =======

(1) Includes depreciation and amortization
     (excluding film costs) of:
    Creative Content         $ 118      $ 112
    Broadcasting               256        258
    Theme Parks & Resorts      187        174
                               ---        ---
                             $ 561      $ 544
                               ===        ===

Creative Content

     Revenues increased 7% or $377 million to $6.0 billion, driven by growth of $125 million in the Disney Stores, $115 million in character merchandise licensing, $65 million in television distribution and $46 million in theatrical revenue. Growth at the Disney Stores reflected strong holiday sales in the first quarter and increased revenues due to continued worldwide expansion. Character merchandise licensing reflected the strength of film and television properties domestically, including 101 Dalmatians, Winnie the Pooh and Toy Story, and standard characters internationally. The increase in television revenue was driven by an increase in the distribution of theatrical releases in the international television market. The growth in theatrical revenues reflected the successful box office performances of Ransom and 101 Dalmatians worldwide, The English Patient domestically and The Hunchback of Notre Dame internationally.

     Operating income increased 23% or $203 million to $1.1 billion, reflecting improved results for theatrical distribution, character merchandise licensing and television distribution, partially offset by a reduction in home video results which faced difficult comparisons due to the prior-year success of The Lion King and the 101 Dalmatians animated release internationally. Costs and expenses increased 4% or $174 million. The increase was primarily due to the expansion of the Disney Stores and increases in production cost amortization expense in the theatrical distribution and home video markets, partially offset by decreases in distribution expenses in the domestic theatrical and international home video markets. In addition, the prior-year costs include the second quarter write-off of certain development projects.

Broadcasting

     Revenues increased $199 million or 6% to $3.4 billion, driven by a $138 million increase at ESPN and The Disney Channel, a $53 million increase at the television network, and a $25 million increase at the television stations. The revenue increase at ESPN was due primarily to higher affiliate fees resulting from improved subscriber rates, as well as increased advertising revenues, resulting from higher advertising rates. The revenue growth at the television network was primarily the result of improved performance of sports programming. The revenue increase at the television stations was due primarily to increased political advertising.

     Operating income increased $171 million or 31% to $716 million, reflecting revenue increases at ESPN and The Disney Channel, as well as improved results at the television network and the television stations. Results at the television network reflected the positive impact of current period sporting events, continued strength in the advertising market and decreased program amortization, partially offset by lower ratings. Costs and expenses increased 1% or $28 million. This increase reflected increased programming rights and production costs, driven by international growth at ESPN, partially offset by benefits arising from significant reductions in program amortization and other costs at the television network, primarily attributable to the acquisition.

Theme Parks and Resorts

     Revenues increased 15% or $304 million to $2.4 billion, reflecting strength at the Walt Disney World Resort, which had growth of $145 million from increased guest spending, $82 million from higher attendance and $38 million from increased occupied room nights. Guest spending growth reflected pricing and higher per capita merchandise and food and beverage sales as well as $38 million from the Disney Village Marketplace, primarily attributable to the World of Disney store. Attendance gains resulted from increased domestic and international tourism primarily attributable to the 25th Anniversary celebration. Increased occupied room nights reflected higher occupancy and more available rooms due to the opening of Disney's BoardWalk Resort in the fourth quarter of the prior year. Disneyland had revenue growth of $25 million due primarily to higher guest spending.

     Operating income increased 19% or $76 million to $474 million, driven by higher theme park attendance and occupied room nights at the Walt Disney World Resort and increased guest spending at both Walt Disney World and Disneyland. Costs and expenses increased 14% or $228 million. The increase was primarily due to higher operating costs resulting from higher attendance and resort expansion, increased marketing and sales efforts, including those related to the Walt Disney World Resort's 25th Anniversary celebration, and increased merchandise costs due to higher guest spending levels.

FINANCIAL CONDITION

     For the six months ended March 31, 1997, cash provided by operations increased $1.7 billion to $3.7 billion, which includes the impact of the ABC acquisition.

     During the six months, the Company received $2.2 billion from various financing arrangements and $1.3 billion from the formation of two real estate investment trusts, as more fully explained in the notes to the condensed consolidated financial statements. Certain of the proceeds from these transactions were used to repay commercial paper borrowings. Commercial paper borrowings outstanding as of March 31, 1997 totaled $1.5 billion with maturities of up to one year, and are supported by bank facilities totaling $5 billion, which expire in one to five years and allow for borrowings at various interest rates. The Company continues to replace some of the remaining commercial paper with longer-term financing and may utilize, among other options, a U.S. shelf registration statement filed in March 1996 and a Euro Medium-Term Note Program established in June 1996, which collectively will permit the future issuance of up to approximately $3.0 billion of additional debt.

     During the six months, the Company invested $2.6 billion to produce and acquire film and television properties. These costs are higher than the prior-year six months due primarily to the inclusion in fiscal 1997 of a full period of spending at the acquired ABC operations.

     The Company expects the ABC Television Network, ESPN and the Company's television and radio stations to continue to enter into programming commitments to purchase the broadcast rights for various feature films, sports and other programming. Total commitments to purchase broadcast programming approximated $3.7 billion at March 31, 1997. Substantially all of this amount is payable over the next five years.

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

                    PART II. OTHER INFORMATION
                      THE WALT DISNEY COMPANY



Item 4. Submission of Matters to a Vote of Security Holders

     The following matters were submitted to a vote of security holders during the Company's Annual Meeting of Stockholders held February 25, 1997.

Description of Matter

                                  Votes Cast For   Authority Withheld
                                  --------------   -------------------
1.    Election of directors:

        Reveta F. Bowers            502,362,270         84,757,152
        Roy E. Disney               502,476,299         84,643,123
        Ignacio E. Lozano, Jr.      502,117,153         85,002,269
        George J. Mitchell          501,352,106         85,767,316
        Gary L. Wilson              500,988,006         86,131,416



                                 Votes Cast                      Broker
                               For       Against    Abstentions  Non-Votes
                           ----------  -----------  -----------  ----------
2.    Approval of 1997
      Cash Bonus
      Performance Plan    523,684,913   46,600,634   16,833,875     N/A
      for Executive
      Officers

3.    Approval of
      performance-based
      compensation plan
      for CEO of the      507,426,436   61,459,085   18,233,901     N/A
      Company

4.    Ratification of
      Price Waterhouse
      as independent      582,027,039    2,768,041    2,324,342     N/A
      accountants

5.    Act upon
      stockholder
      proposal with        43,522,642  411,501,241   25,383,772  106,711,767
      respect to
      contract suppliers

6.    Act upon
      stockholder
      proposal with
      respect to           48,415,907  416,703,248   15,288,500  106,711,767
      accountability in
      executive
      compensation


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










                               THE WALT DISNEY COMPANY
                                  (Registrant)





                               By /s/ Richard D. Nanula
                               ------------------------

                                  Richard D. Nanula
                                  Senior Executive Vice President and
                                  Chief Financial Officer


May 14, 1997
Burbank, California