Form 10-K/A
period 1995-09-30
WALT DISNEY CO/
filed 1997-06-30
CIK 1001039

Financial Statements and Supplemental Schedules

                       Capital Cities/ABC, Inc. Savings &
                                 Investment Plan

                     Years ended December 31, 1995 and 1994

               Capital Cities/ABC, Inc. Savings & Investment Plan

                 Financial Statements and Supplemental Schedules


                     Years ended December 31, 1995 and 1994




                                    Contents

Report of Independent Auditors.............................. 1

Statements of Net Assets Available for Benefits............. 2

Statements of Changes in Net Assets Available for Benefits.. 3

Notes to Financial Statements............................... 4

Supplemental Schedules:
  Assets Held for Investment................................13
  Series of Transactions in Excess of 5% of the
    Current Value of Plan Assets ...........................14


















   There were no  party-in-interest  transactions  which are prohibited by ERISA section 406 and for which there is no statutory or administrative exemption.

                               Report of Independent Auditors

Plan Administrator
Capital Cities/ABC, Inc.

We have audited the accompanying statements of net assets available for benefits of the Capital Cities/ABC, Inc. Savings & Investment Plan (the Plan) as of December 31, 1995 and 1994, and the related statements of changes in net assets available for benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

We believe that our audits provide a reasonable basis for our opinion. In our opinion, the financial statements referred to above present fairly, in all material respects, information regarding the Plan's net assets available for benefits at December 31, 1995 and 1994, and the changes therein for the years then ended, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental schedules of assets held for investment as of December 31, 1995 and series of transactions in excess of 5% of the current value of plan assets for the year then ended, are presented for purposes of complying with the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974, and are not a required part of the basic financial statements. The supplemental schedules have been subjected to the auditing procedures applied in our audit of the 1995 financial statements and, in our opinion, are fairly stated in all material respects in relation to the 1995 financial statements taken as a whole.



Ernst & Young, LLP

May 30, 1996

               Capital Cities/ABC, Inc. Savings & Investment Plan

                 Statements of Net Assets Available for Benefits

                                                         December 31
                                                        1995        1994
                                                   ------------  ------------

Investments, at market:
  Capital Cities/ABC, Inc. Common Stock Fund
   (cost of $212,715,728 and $178,911,112 in
   1995 and 1994, respectively)                    $601,563,162  $404,971,567

  Fidelity Asset Manager (cost of $46,460,743
   and $50,086,655 in 1995 and 1994,
   respectively)                                     50,465,734    47,562,305

  Fidelity Retirement Money Market Portfolio
   (cost of $33,617,250 and $37,572,634 in
   1995 and 1994, respectively)                      33,617,250    37,572,634

  Fidelity Magellan Fund (cost of $42,531,986
   and $31,687,157 in 1995 and 1994,
   respectively)                                     51,260,667    32,080,436

  Fidelity Growth and Income Portfolio (cost
   of $31,034,912 and $24,720,813 in 1995 and
   1994, respectively)                               37,436,377   24,232,136

  Fidelity Institutional Short-Intermediate
   Government Portfolio (cost of $10,373,063
   and $10,481,785 in 1995 and 1994,
   respectively)                                     10,678,399   10,331,956
                                                   ------------ ------------
Total investments                                   785,021,589  556,751,034

Participant loans                                    15,377,724   11,620,340

Due from Capital Citites/ABC, Inc.                    4,155,675    4,102,393
                                                   ============ ============
Net assets available for benefits                  $804,554,988 $572,473,767
                                                   ============ ============



See accompanying notes to financial statements.

               Capital Cities/ABC, Inc. Savings & Investment Plan

           Statements of Changes in Net Assets Available for Benefits


                                               December 31,

                                          1995            1994
                                       -------------   -----------
                                       -------------   -----------

Dividend and interest income           $  19,028,326   $6,770,557
Net realized and unrealized gain         207,289,105   106,626,131
                                       -------------   -----------
                                       -------------   -----------
                                         226,317,431   113,396,688
                                       -------------   -----------
Contributions:
  Participants                            23,623,011    29,399,107
  Employer                                12,863,562    11,889,585
                                       -------------   -----------
                                       -------------   -----------
Total contributions                       36,486,573    41,288,692
                                       -------------   -----------

Plan mergers                               1,027,020             -
Interest on participant loans              1,032,183       568,154
                                       -------------   -----------
                                       -------------   -----------
Total additions                          264,863,207   155,253,534

Distributions to terminated and
  withdrawing participants                32,631,876    27,907,619

Administrative expenses                      150,110       124,941
                                       -------------   -----------
                                       -------------   -----------
Change in net assets                     232,081,221   127,220,974

Net assets available for benefits:
  Beginning of year                      572,473,767   445,252,793
                                       =============  ============

 End of year                            $804,554,988  $572,473,767
                                       =============  ============


See accompanying notes to financial statements.

               Capital Cities/ABC, Inc. Savings & Investment Plan

                          Notes to Financial Statements

                           December 31, 1995 and 1994


1. Description of Plan

Capital Cities/ABC, Inc. Savings & Investment Plan (the "Plan") is an employee savings and investment plan for participating employees of American Broadcasting Companies, Inc. (ABC) (an indirect wholly-owned subsidiary of Capital
Cities/ABC,  Inc.)  and  those  other  subsidiaries  and  divisions  of  Capital
Cities/ABC,  Inc.  which  were  previously  a part  of,  or  affiliates  of ABC.
Individuals who became employees of the corporate and other broadcasting properties of Capital Cities/ABC, Inc. subsequent to 1988 are eligible to participate in the Plan. In addition, approximately 5,000 employees of certain properties within Capital Cities/ABC, Inc.'s Publishing Group are eligible to participate in the Plan.

Under the Plan, eligible employees may authorize payroll deductions of any whole percent up to 10% of their annual compensation to be invested in one or more of six funds. Such contributions may be in the form of regular after-tax contributions, or tax deferred contributions. Capital Cities/ABC, Inc. will contribute an amount equal to 50% of the first 5% of such deductions, such amount to be invested in the fund consisting of Capital Cities/ABC, Inc. common stock. In addition, an employee may also authorize unmatched payroll deductions within specified limits to be invested in one or more of the funds described herein. Under the Employee Retirement Income Security Act of 1974 ("ERISA"), annual additions to a participant's account (consisting of combined employee and employer-matched contributions) cannot exceed the lesser of $30,000 or 25% of compensation, as defined. For both 1995 and 1994, the IRS-imposed limitation on tax deferred contributions made by employees was $9,240. Participants are immediately vested with respect to their own contributions. Effective January 1, 1995, matching employer contributions credited to participants' accounts vest as follows: (a) 50% at the end of the Plan year for which the contributions were made and (b) an additional 50% at the end of the Plan year immediately following the Plan year for which contributions were made; or (2) 100% after five years of service. Upon death, permanent disability, retirement or termination of service after age 65, a participant's account is considered fully vested.

The Plan permits the Employee Benefits Committee to postpone distributions of a member's account in instances where a member's termination of services arises out of a change in ownership of stock or all or part of the assets of a member's employing unit and such member is reemployed by the acquiring entity, if such termination is not deemed a "separation from service" within the meaning of the applicable income tax rulings or regulations. In such instances the Employee Benefits Committee may postpone

               Capital Cities/ABC, Inc. Savings & Investment Plan

1. Description of Plan (continued)

the distribution until such distribution may be accomplished without adverse income tax consequences to the member or to the Plan or may allow a transfer to another qualified plan or allow a permissible tax-free rollover.

Through May 31, 1994, Bankers Trust was the trustee of the Plan. Effective June 1, 1994, the Company entered into a new trust agreement with Fidelity Management Trust Company and its affiliates (collectively, "Fidelity" or the "Trustee") to serve as trustee, investment manager, and recordkeeper of the Plan and its related trust. In connection with such change in trustee, in June 1994, all investments held by Bankers Trust were transferred to and reinvested in the investment funds provided by Fidelity.

The  above   description   of  the  Plan  provides  only  general   information.
Participants should refer to the Plan agreement for a more complete description of the Plan provisions and investment options.

2. Summary of Significant Accounting Policies

The accompanying financial statements present net assets available for benefits and changes therein of the Plan on an accrual basis. Effective June 1, 1994, participants may contribute in any one or a combination of the following six investment options:

     Capital Cities/ABC, Inc. Common Stock Fund-This fund consists of Capital Cities/ABC, Inc. common stock which is valued at current market value. The Fund's returns are governed by the performance of the Company's common stock.

     Fidelity Asset Manager-This fund consists of a neutral mix of stocks, bonds and short-term investments of both U.S. and foreign corporations and governments.

     Fidelity Retirement Money Market Portfolio-This fund invests in short-term money market instruments, such as bank certificates of deposit, issued by both U.S. and foreign bank, insurance companies and government agencies.

     Fidelity Magellan Fund-This fund invests in stocks of both U.S. and foreign companies. These investments may be in large corporations as well as smaller, less well-known companies.

     Fidelity Growth and Income Portfolio--This fund invests in stock, bonds and short-term investments of U.S. and foreign companies that offer growth potential while paying dividends.

     Fidelity Institutional  Short-Intermediate  Government Portfolio--This fund
     invests  in   government-issued   investments   maturing   in  a  short  to
     intermediate length of time, usually three to five years.

All investments in Fidelity mutual funds are valued at the last reported sales price on the last business day of the year.

Prior to June 1, 1994, participants contributed to any one or a combination of the following three funds:

    Capital Cities/ABC, Inc. Common Stock Fund--This fund held all investments made in the common stock of the Company and was valued at current market value.

    Diversified Equity Fund-This fund consisted of equity securities and convertible debentures of companies other than Capital Cities/ABC, Inc. The market value of the equity investments was based on year-end stock quotations from the New York Stock Exchange.

    Fixed Interest Fund-This fund consisted of funds on deposit with insurance companies under contracts which provided a fixed annual rate of interest. The Fixed Interest Fund was valued at the contracts' carrying amounts.

Realized gains and losses on sales of securities are accounted for on a weighted average cost basis. Purchases and sales are recorded on a trade date basis. Dividend income is accrued on the ex-dividend date. Interest income is recorded on an accrual basis as earned.

Distributions to terminated and withdrawing participants are based upon the market value of units and/or shares credited to participants' accounts as of the effective date of withdrawal.

Employer contributions are reported net of forfeitures of $169,190 and $81,050 for 1995 and 1994, respectively.

Participant accounts are maintained on a unit basis as determined by the Trustee (See Administration of the Plan below). The per unit values for each investment fund were as follows:

                                                           December 31

                                                         1995       1994
                                                      ----------  ---------
                                                      ----------  ---------

  Capital Cities/ABC, Inc. Common Stock Fund            $16.65     $11.79
  Fidelity Asset Manager                                 15.85      14.33
  Fidelity Retirement Money Market Portfolio              1.00       1.00
  Fidelity Magellan Fund                                 85.98      68.16
  Fidelity Growth and Income Portfolio                   27.05      21.47
  Fidelity Institutional
    Short-Intermediate Government Portfolio               9.63       9.32

3. Administrative Expenses

Effective June 1, 1994, brokerage commissions and stock transfer taxes in connection with the purchase and sale of securities are absorbed within the net asset value of each investment fund on each business day. All other costs and expenses incurred in connection with the administration of the Plan not paid by the Company will be charged to the participants' accounts.

Prior to June 1, 1994, costs incurred specifically by the Plan were paid directly from funds of the Plan.

4. Investments

     Participants direct their individual accounts to be invested among the six funds offered by the Plan. Financial information relating to the Plan's net assets available for benefits and changes therein for the years ended December 31, 1995 and 1994 is as follows:

                   Combining Statements of Net Assets Available for Benefits

                                           December 31, 1995

                                                                                                                Institutional
                                                                                                                  Short
                                        Capital                    Retirement                    Growth and     Intermediate
                                      Cities/ABC       Asset      Money Market     Magellan        Income        Government
                         Total Funds  Stock Fund      Manager      Portfolio        Fund          Portfolio       Portfolio
                       ------------------------------------------------------------------------------------------------------

Investments            $785,021,589   $601,563,162* $50,465,734   $33,617,250*   $51,260,667*    $37,436,377    $10,678,399
Participant loans        15,377,724      9,452,322    1,430,310     3,294,475        622,860         402,439        175,318
Due from Capital
  Cities/ABC, Inc.        4,155,675      2,556,941      482,058         8,421        602,901         410,040         95,314
                       ------------------------------------------------------------------------------------------------------

Total assets           $804,554,988   $613,572,425  $52,378,102   $36,920,146    $52,486,428     $38,248,856    $10,949,031
                       ======================================================================================================

Net assets available
for benefits           $804,554,988   $613,572,425  $52,378,102   $36,920,146    $52,486,428     $38,248,856    $10,949,031
                       ======================================================================================================



* Individual investment representing 5% or more of the Plan's net assets.

                                     December 31, 1994

                                                                                                                Institutional
                                                                                                                  Short
                                        Capital                    Retirement                    Growth and     Intermediate
                                      Cities/ABC       Asset      Money Market     Magellan        Income        Government
                         Total Funds  Stock Fund      Manager      Portfolio        Fund          Portfolio       Portfolio
                       ------------------------------------------------------------------------------------------------------

Investments            $556,751,034  $404,971,567*  $47,562,305*  $37,572,634    $32,080,436*   $24,232,136     $10,331,956
Participant loans        11,620,340     7,390,980     1,091,400     2,884,268        126,694         76,904          50,094
Due from Capital
  Cities/ABC, Inc.        4,102,393     2,204,982       625,943       276,075        528,213        361,813         105,367
                       ------------------------------------------------------------------------------------------------------

Total assets           $572,473,767  $414,567,529   $49,279,648   $40,732,977    $32,735,343    $24,670,853     $10,487,417
                       ======================================================================================================

Net assets available
  for benefits         $572,473,767  $414,567,529   $49,279,648   $40,732,977    $32,735,343    $24,670,853     $10,487,417
                       ======================================================================================================



* Individual investment representing 5% or more of the Plan's net assets.

        Combining Statements of Changes in Net Assets Available for Benefits

                                       December 31, 1995

                                                                                                                    Institutional
                                                                             Retirement                                  Short
                                                    Capital                    Money                   Growth and   Intermediate
                                                   Cities/ABC     Asset        Market      Magellan      Income      Government
                                    Total Funds    Stock Fund    Manager     Portfolio     Fund        Portfolio      Portfolio
                                   ----------------------------------------------------------------------------------------------
Dividend and interest income       $ 19,028,326  $     69,930   $1,509,269  $11,942,976   $ 2,962,124  $ 1,796,006     $ 748,021
Net realized and unrealized gain    207,289,105   183,081,211    6,559,182           -      9,632,282    7,510,016       506,414
                                   ----------------------------------------------------------------------------------------------
                                    226,317,431   183,151,141    8,068,451   11,942,976    12,594,406    9,306,022     1,254,435
                                   ----------------------------------------------------------------------------------------------
Contributions:
  Participants                       23,623,011    14,510,272    5,444,296   (7,658,083)    5,986,545    4,225,088     1,114,893
  Employer                           12,863,562    12,840,941          (13)      22,660           (13)         (13)          -
                                   ----------------------------------------------------------------------------------------------

Total contributions                  36,486,573    27,351,213    5,444,283   (7,635,423)    5,986,532    4,225,075     1,114,893

Interest on participant loans         1,032,184       601,201      126,707       74,173       129,118       81,528        19,457
Participant net transfers                     -     9,421,895   (7,989,912)  (3,673,791)    2,286,391      975,683    (1,020,267)
Plan mergers                          1,027,020       100,419       38,153      849,087        24,852       14,174           335
                                   ----------------------------------------------------------------------------------------------
Total                               264,863,207   220,625,869    5,687,682    1,557,022    21,021,299   14,602,482     1,368,853

Distributions to terminated and      32,631,876    21,582,546    2,550,340    5,333,638     1,259,067    1,010,631       895,654
  withdrawing participants
Administrative expenses                 150,110        38,427       38,888       36,215        11,147       13,848        11,585
                                   ----------------------------------------------------------------------------------------------
Change in net assets available      232,081,221   199,004,896    3,098,454   (3,812,831)   19,751,085   13,578,003       461,614
  for benefits
Net assets available for benefits:
  Beginning of year                 572,473,767   414,567,529   49,279,648   40,732,977    32,735,343   24,670,853    10,487,417
                                   ----------------------------------------------------------------------------------------------

  End of year                      $804,554,988  $613,572,425  $52,378,102  $36,920,146   $52,486,428  $38,248,856   $10,949,031
                                   ==============================================================================================


                    Combining Statements of Changes in Net
                   Assets Available for Benefits (continued)

                                 December 31, 1994


                                                                                       Retirement               Growth  Inst. Short
                                                              Capital                  Money                    and    Intermediate
                                    Diversified   Fixed      Cities/ABC     Asset      Market      Magellan    Income   Government
                       Total Funds  Equity Fund   Income     Stock Fund    Manager     Fund          Fund     Portfolio  Portfolio
                       ------------------------------------------------------------------------------------------------------------

Dividend and
 interest income      $  6,770,557    $168,533  $1,902,585  $    168,533 $1,437,907  $2,092,691 $    19,213   $556,005  $ 184,188
Net realized and
 unrealized gain(loss) 106,626,131    (950,545)         -    110,543,162 (2,731,290)         -      414,148   (489,940)  (159,404)
                       -----------------------------------------------------------------------------------------------------------
                       113,396,688    (541,110)  1,902,585   110,711,695 (1,293,383)  2,092,691     433,361     66,065     24,784
                       -----------------------------------------------------------------------------------------------------------
Contributions:
  Participants          29,399,107   2,769,580   4,946,044    10,679,071  3,612,930   1,371,395   3,210,364  2,153,553    656,170
  Employer              11,889,585          -           -     11,889,585        -           -           -         -            -
                       -----------------------------------------------------------------------------------------------------------
Total contributions     41,288,692   2,769,580   4,946,044    22,568,656  3,612,930   1,371,395   3,210,364  2,153,553    656,170

Interest on
 participant loans         568,154      22,112      57,491       322,777     55,836      31,057      45,331     26,079      7,471
Participant net
 transfers                      -     (582,065)(10,369,778)   18,371,930 (1,352,300)(68,522,576) 29,319,384 22,683,504  10,451,901
Liquidations/
  transfers
  to new funds                  - (49,137,149)(108,226,812)           -  49,137,149 108,226,812          -          -          -
                       -----------------------------------------------------------------------------------------------------------
Total                  155,253,534(47,468,632)(111,690,470)  151,975,058 50,160,232  43,199,379  33,008,440 24,929,201  11,140,326

Distributions to
  terminated and
  withdrawing
  participants         27,907,619   1,227,331    4,409,943    17,784,981    863,386   2,450,487     269,544    254,039     647,908

Admin expenses            124,941      64,023           64        14,878     17,198      15,915       3,553      4,309       5,001
                      ------------------------------------------------------------------------------------------------------------
Change in net assets
  available for
  benefits            127,220,974 (48,759,986)(116,100,477)  134,175,199  49,279,648 40,732,977  32,735,343 24,670,853  10,487,417

Net assets available
  for benefits:

  Beginning of year   445,252,793  48,759,986  116,100,477   280,392,330          -          -          -          -          -
                      --------------------------------------------------------------------------------------------------------------
   End of year       $572,473,767  $       -   $        -   $414,567,529 $49,279,648 $40,732,977 $32,735,343 $24,670,853 $10,487,417
                     ===============================================================================================================


5. Termination of the Plan

Although Capital Cities/ABC, Inc. has not expressed any intent to terminate the Plan, it may be terminated at any time by action of its Board of Directors, subject to the provisions of ERISA. In the event of termination, the amounts credited to the participants' accounts become fully vested and the Trustee is required to distribute such amounts to participants or continue the trust fund and pay benefits therefrom in accordance with the provisions of the Plan.

6. Income Tax Status

The Internal Revenue Service ("IRS") advised Capital Cities/ABC on March 28, 1996 that the Plan is qualified under Section 401(a) of the Internal Revenue Code ("IRC"), and therefore, its related trust is exempt from Federal income taxes under the provisions of Section 501(a) of the IRC.

Participants are not subject to Federal income tax on employer contributions made to their accounts under the Plan, or on the earnings in their accounts, until amounts in their accounts are withdrawn or distributed.

7. Subsequent Events

On February 9, 1996, The Walt Disney Company purchased Capital Cities/ABC, Inc.

Effective March 14, 1996 the Capital Cities/ABC, Inc. Common Stock Fund was replaced by the New Disney Fund. The New Disney Fund consists of Walt Disney Company common stock which is valued at current market value. The Fund's returns are governed by the performance of Disney's common stock.

               Capital Cities/ABC, Inc. Savings & Investment Plan

                           Assets Held for Investment

                                December 31, 1995


                                          Number                       Market
                                         of Units        Cost           Value
                                        ----------------------------------------
Fidelity Management
   Trust Company Funds:

  Capital Cities/ABC, Inc.
   Common Stock Fund                     36,129,920  $212,715,728  $601,563,162
  Asset Manager                           3,183,958    46,460,743    50,465,734
  Retirement Money Market Portfolio      33,617,250    33,617,250    33,617,250
  Magellan Fund                             596,193    42,531,986    51,260,667
  Growth and Income Portfolio             1,383,970    31,034,912    37,436,377
  Institutional Short-Intermediate
   Government Portfolio                   1,108,868    10,373,063    10,678,399
  Participant loans (fixed interest
   at prime plus                                 -     15,377,724    15,377,724
   1% for a maximum of 5 years)
                                                     --------------------------

                                                     $392,111,406  $800,399,313
                                                     ==========================

               Capital Cities/ABC, Inc. Savings & Investment Plan

                  Series of Transactions in Excess of 5% of the
                           Current Value of Plan Assets

                           Year ended December 31, 1995


                                       Total                                        Cost
  Description        Type of         Number of       Purchase      Redemption    Investments        Realized
 of Investments     Transaction     Transactions       Price         Price          Sold           Gain/(Loss)
----------------------------------------------------------------------------------------------------------------

Capital Cities/
  ABC, Inc.
Common Stock Fund     Purchase          252       $56,446,223     $        -     $        -        $        -
                      Sales             253                -       42,934,283     21,783,979        21,150,304

Magellan Fund         Purchases         252        20,482,717              -              -                 -
                      Sales             249                -       10,934,766      9,636,897         1,297,869

Retirement Money
 Market Portfolio     Purchases         255        19,143,771              -              -                 -
                      Sales             253                -       23,097,546     23,097,546                -



There were no category (i), (ii) or (iv) reportable transactions during 1995.



