Form 10-K/A
period 1996-09-30
WALT DISNEY CO/
filed 1997-06-30
CIK 1001039

ABC, INC. SAVINGS & INVESTMENT

                                                   PLAN

                                         FINANCIAL STATEMENTS AND
                                          SUPPLEMENTAL SCHEDULES

                                        DECEMBER 31, 1996 AND 1995

                       ABC, INC. SAVINGS & INVESTMENT PLAN


            INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULES

                           DECEMBER 31, 1996 AND 1995


Report of Independent Accountants                                         F-2

Statements of Net Assets Available for Benefits                           F-3

Statement of Changes in Net Assets Available for Benefits                 F-4

Notes to Financial Statements                                             F-5


Supplemental Schedules

Schedule I - Line 27a: Schedule of Assets Held for Investment Purposes   F-16


Schedule II - Line 27d: Schedule of Reportable Transactions              F-17



Other schedules required by Section 2520.103-10 of the Department of Labor Rules and Regulations for Reporting and Disclosure under ERISA have been omitted because they were not applicable.

                               REPORT OF INDEPENDENT ACCOUNTANTS




June 27, 1997



To the Participants and
Employee Benefits Committee of
The ABC, Inc. Savings & Investment Plan

In our opinion, the accompanying statement of net assets available for benefits and the related statement of changes in net assets available for benefits present fairly, in all material respects, the net assets available for benefits of the ABC, Inc. Savings & Investment Plan at December 31, 1996, and the changes in net assets available for benefits for the year then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Plan's management; our responsibility is to express an opinion on these financial statements based upon our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

We believe that our audit provides a reasonable basis for our opinion. The statement of net assets available for benefits of the ABC, Inc. Savings & Investment Plan as of December 31, 1995, was audited by other auditors whose report dated May 30, 1996,expressed an unqualified opinion on this statement.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information included in Schedules I and II is presented for purposes of additional analysis and is not a required part of the basic financial statements but is additional information required by ERISA. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


PRICE WATERHOUSE, LLP

                       ABC, INC. SAVINGS & INVESTMENT PLAN

                 STATEMENT OF NET ASSETS AVAILABLE FOR BENEFITS

                                 (In thousands)


                                                             December 31,
                                                          1996         1995
                                                      ------------ ------------
Assets
 Investments:
  At fair value
   The Walt Disney Company Common Stock Fund           $ 427,204     $     -
   Shares of registered investment companies:
     Fidelity Retirement Money Market Portfolio Fund     195,785       33,617
     Fidelity Inst. Short-Int. Gov't Portfolio Fund       14,034       10,678
     Fidelity Asset Manager Fund                          60,169       50,466
     Fidelity Growth and Income Portfolio Fund           121,389       37,436
     Fidelity Magellan Fund                               71,071       51,261
   The Capital Cities/ABC, Inc. Common Stock Fund              -      601,563
   Participant Loans                                      16,483       15,378
                                                       ----------- ------------
 Total investments                                       906,135      800,399

 Receivables:
  Employer's contribution                                    985          995
  Participants' contributions                              3,393        3,161
                                                       ----------- ------------
  Total receivables                                        4,378        4,156
                                                       ----------- ------------
 Total assets                                            910,513      804,555
                                                       ----------- ------------
 Net assets available for benefits                     $ 910,513    $ 804,555
                                                      ============ ============



The accompanying notes are an integral part of these financial statements.

                       ABC, INC. SAVINGS & INVESTMENT PLAN

            STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS

                                 (In thousands)

                                                        For the Year Ended
                                                            December 31,
                                                               1996
                                                        -------------------

Additions to net assets attributed to:

  Investment income:
    Dividend and interest income                            $     31,336
    Interest on participant loans                                  1,260
    Net realized gain on sale of assets                          103,481
    Net unrealized (depreciation) on investments                 (30,921)
                                                            ------------
                                                                 105,156
                                                            ------------
  Contributions
    Participants                                                  37,044
    Employer                                                      13,781
                                                            ------------
                                                                  50,825
                                                            ------------

  Transfer of assets from merged plans                             2,556
                                                            ------------

  Total additions                                                158,537
                                                            ------------

Deductions from net assets attributed to:

  Payments to participants                                        52,454
  Administrative expense                                             125
                                                            ------------

  Total deductions                                                52,579
                                                            ------------
Increase in net assets                                           105,958

Net assets available for benefits

  Beginning of year                                              804,555
                                                            ------------
  End of year                                                $   910,513
                                                            ============



  The accompanying notes are an integral part of these financial statements.

                       ABC, INC. SAVINGS & INVESTMENT PLAN

                          NOTES TO FINANCIAL STATEMENTS

                         (Tabular dollars in thousands)


1.  Description of the Plan

General
The ABC, Inc. Savings & Investment Plan (the "Plan") is a defined contribution plan designed to provide participating employees the opportunity to accumulate retirement funds through a tax-deferred contribution arrangement pursuant to
Section 401(k) and after-tax contributions pursuant to Section 401(a) of the Internal Revenue Code of 1986, as amended (the "Code"). In addition to the Code, the Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 ("ERISA"). For further information regarding the Plan, refer to the Summary Plan Description and fund prospectus.

Administration of the Plan
On February 9, 1996, The Walt Disney Company acquired ABC, Inc. (the "Company") (previously called "Capital Cities/ABC, Inc."). The Company appointed the Employee Benefits Committee (the "Committee" or "Plan Administrator") to administer the Plan, interpret its provisions and resolve all issues arising in the administration of the Plan.

The assets of the Plan are administered under a trust agreement between the Company and Fidelity Institutional Retirement Services Company ("Fidelity" or the "Trustee"). Pursuant to the trust agreement, Fidelity is to carryout most of the day-to-day activities of administration.

Participation
Participation in the Plan is available to qualified employees of the Company and those other subsidiaries and divisions of ABC, Inc. which were a part of, or affiliates of the American Broadcasting Companies, Inc. (ABC)
(an indirect wholly-owned subsidiary of ABC, Inc.) prior to January 1, 1989. Individuals who became employees of the corporate and other broadcasting properties of ABC, Inc. subsequent to 1988 are eligible to participate in the Plan as are employees of certain properties within the Company's Publishing Group not part of ABC, Inc. prior to January 1, 1989.

Contributions
Participants are permitted to authorize contributions in whole percentages, up to 10 percent of their base compensation on a pre-tax or after-tax basis, through payroll deductions. A participant's total contributions and the Company's matching contributions, in any Plan year, cannot exceed the limits provided under Sections 401(k), 401(a) and 415 of the Code.

                       ABC, INC. SAVINGS & INVESTMENT PLAN

                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)




1.  Description of the Plan (continued)

Contributions (continued)
The Company currently contributes a matching amount equal to 50 percent of the first 5% a participant contributes to the Plan. The Company may make matching contributions either in cash, which is invested exclusively in the common stock of The Walt Disney Company, or directly in shares of the common stock of The Walt Disney Company and, at its discretion, the Company may change the level of matching contributions or cease making matching contributions. Participants may not transfer matched company contributions from The Walt Disney Company Common Stock Fund. However, participants are allowed to transfer matched contributions made prior to the merger with The Walt Disney Company into any fund of their choice.

Vesting
Participants are immediately 100% vested with respect to all contributions made by the participant. Effective January 1, 1995, once the participant completes five years of service, matching employer contributions are immediately 100% vested. Prior to completion of the fifth year of service, matching employer contributions vest 50% at the end of the Plan year for which the contributions are made, and the remaining 50% the end of the subsequent Plan year. Additionally, a participant's account is considered fully vested upon attaining age 65, or death while in active service, or upon termination of service because of permanent and total disability.

Forfeitures
Nonvested employer contributions are forfeited upon termination and revert to the Company. These amounts are used to reduce future employer contributions.

Investments
Participants may direct the investment of their contributions in any one or more investment funds established for the Plan. Participants may elect to change the investment of their contributions or to transfer all or part of their account balances among the various investment funds. Such elections may be made as often as once each month, in whole dollars or percentages.

Effective February 9, 1996, the Capital Cities/ABC, Inc. Common Stock Fund was replaced by The Walt Disney Company Stock Fund. As a result, each share of Capital Cities/ABC, Inc. Common Stock held by the Fund was exchanged for one share of the new Walt Disney Company Common Stock plus $65.00. The cash received from the exchange was invested in the Retirement Money Market Portfolio Fund.

                       ABC, INC. SAVINGS & INVESTMENT PLAN

                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)



1.  Description of the Plan (continued)

Investments (continued)
The trust agreement provides that assets of the Plan may be invested in the following pooled investment funds (collectively, the "Investment Funds"), established by Fidelity:

     The Walt Disney Company Common Stock Fund
     This fund consists primarily of The Walt Disney Company common stock and cash and cash equivalents which are deemed necessary for orderly investment in such stock and for anticipated cash requirements.

     Fidelity Retirement Money Market Portfolio Fund
     This fund invests in short-term money market instruments, such as bank certificates of deposit, issued by both U.S. and foreign bank, insurance companies and government agencies.

     Fidelity Institutional Short-Intermediate Government Portfolio Fund
     This fund invests only in fixed income securities issued by the U.S. government or issued by U.S. government agencies.

     Fidelity Asset Manager Fund
     This fund consists of a neutral mix of stocks, bonds and short-term investments of both U.S. and foreign governments.

     Fidelity Growth & Income Portfolio Fund
     This fund invests in stocks, bonds and short-term investments of U.S. and foreign companies that offer growth potential while paying dividends.

     Fidelity Magellan Fund
     This fund invests primarily in common stock and securities convertible into common stock; however, up to 20 percent of the Fund may be invested in fixed income securities. Additionally, the Fund may invest in foreign securities, high-yield securities, and may buy and sell options and futures contracts relating to securities in the Fund. The Walt Disney Company common stock may be held in the Fund.

Brokerage commissions and stock transfer taxes in connection with the purchase or sale of securities are absorbed within the net asset value of each investment fund on each business day. All other costs and expenses incurred in connection with the administration of the Plan will be charged to the participants' accounts.

Benefits, Distributions and Withdrawals
A participant's entire vested account balance, adjusted for investment gains or losses, is available for immediate distribution upon termination of employment. Participant account balances under $3,500 are automatically distributed within 60 days following the participant's severance date or as soon as possible, thereafter. All amounts must be distributed when the terminated participant reaches age 65.

                       ABC, INC. SAVINGS & INVESTMENT PLAN

                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)




1.  Description of the Plan (continued)

Benefits, Distributions and Withdrawals (continued)
Under Section 401(k) of the Code, in service withdrawals of tax-deferred contributions by participants are available only in amounts necessary to satisfy a financial hardship and will be made if the Committee determines that the reason for the hardship complies with applicable requirements under the Code. Under Section 401(a) of the Code, in service withdrawals of the value of after-tax contributions by participants can be made at any time, for any reason. In compliance with Internal Revenue Regulations, active participants who have reached age 70 and one-half must (unless exempt) take an annual minimum required distribution commencing not later than April 1, of the year following the year they attain age 70 and one-half.

Loans
Participants are permitted to borrow from their accounts subject to certain limitations and conditions established to comply with the current requirements of the Code. All loans made to participants are secured by their accounts with a right of off-set. Participants may borrow up to 50 percent of their vested account balance not to exceed $50,000 in any consecutive twelve month period. A participant may only have one loan outstanding.

Loans may have a term of up to five years. The interest rate on loans is currently Chase Manhattan Bank of New York's prime rate plus 1 percent.

Transfer of Assets from Merged Plans
Effective January 1, 1996, three defined contribution plans of subsidiaries of the Company were merged into the Plan. Total net assets transferred amounted to $2,556,000.

Plan Amendment or Termination
The Company reserves the right to amend or modify, at any time, the provisions of the Plan. Although the Company expects to continue the Plan indefinitely, the Board of Directors of the Company may terminate the Plan for any reason. If the Plan is terminated each participant will receive, as prescribed by ERISA and its related regulations, and in the form and manner determined by the Committee, a payment equal to the value of the participant's vested account at the time of liquidation.

Related Party Transactions
Certain Plan investments are shares of mutual funds managed by Fidelity. Fidelity is the trustee as defined by the Plan, and, therefore, these transactions qualify as party-in-interest. Fees paid by the Plan to the Trustee amounted to $125,000 for the year ended December 31, 1996.

                       ABC, INC. SAVINGS & INVESTMENT PLAN

                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)




2.  Summary of Significant Accounting Policies

Basis of Accounting
The financial statements of the Plan are prepared using the accrual basis of accounting.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures. Actual results could differ from those estimates.

Contribution Policy
Contributions are recorded in the period during which the Company makes payroll deductions from the employees' earnings. Matching company contributions are recorded in the same period.

Investment Valuation and Income Recognition
Investments in securities traded on national security exchanges are valued on the basis of the closing price on the last trading day of the year. Investments in commingled funds are valued at the redemption prices established by the Trustee, which are based on the market value of the fund assets. Participant loans are valued at cost which approximates fair value. Purchases and sales of securities are recorded on a trade-date basis. Interest income is recorded on the accrual basis. Dividends are recorded on the ex-dividend date.

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

Payment of Benefits
Benefits are recorded when paid.

                      ABC, INC. SAVINGS & INVESTMENT PLAN

                         NOTES TO FINANCIAL STATEMENTS
                                 (continued)




3.  Investments

All funds are maintained on a unit basis. Unit value is determined daily by dividing the total assets of the fund by the total number of units allocated to participants' accounts.

Investments held by the Plan are as follows:

                                               December 31, 1996                          December 31, 1995
                                        ----------------------------------      ---------------------------------
                                                      Market                                    Market
                                                      Value                                     Value
                                        Number of     per         Total           Number of     per      Total
                                          Units       Unit        Market            Units       Unit     Market
                                       -----------   -------     ---------      -----------   -------- ---------
The Walt Disney Company
  Common Stock Fund                    39,666,172    $10.77     $ 427,204*               -           -         -

The Capital Cities/ABC, Inc.                    -        -            -           36,129,920     $16.65   $601,563
  Common Stock Fund

Fidelity Pooled Funds:
  Retirement Money Market
    Portfolio Fund                    195,785,050      1.00       195,785*        33,617,250       1.00     33,617
  Inst. Short-Inter Gov't
    Portfolio Fund                      1,489,791      9.42        14,034          1,108,868       9.63     10,678
  Asset Manager Fund                    3,653,258     16.47        60,169*         3,183,958      15.85     50,466*
  Growth and Income
    Portfolio Fund                      3,950,174     30.73       121,389*         1,383,970       27.05    37,436
  Magellan Fund                           881,226     80.65        71,071*           596,193       85.98    51,261*
                                                                  --------                                ---------
                                                                  462,448                                  183,458
                                                                  --------                                ---------
                                                                  --------                                ---------

Participant Loans                                                  16,483                                   15,378
                                                                  --------                                ---------

                                                                 $906,135                                 $800,399
                                                                 =========                                =========

*  Funds that constitute more than five percent of the investments held

                            ABC, INC. SAVINGS & INVESTMENT PLAN

                                NOTES TO FINANCIAL STATEMENTS
                                         (continued)



4.     Summary of Net Assets Available for Benefits by Investment Program

                                               DECEMBER 31, 1996
                   --------------------------------------------------------------------------
                    The
                    Walt                 Inst.
                    Disney   Retirement  Short-
                    Company   Money      Inter               Growth &
                    Common    Market     Gov't      Asset    Income
                    Stock    Portfolio   Portfolio  Manager  Portfolio  Magellan Participant
                    Fund      Fund       Fund       Fund     Fund       Fund     Loans           Total
                   --------  ----------  ---------  -------  ---------  -------- -----------    ---------

Investments at
  fair value       $427,204    $195,785   $14,034   $60,169  $121,389   $71,071    $16,483       $906,135

Contributions
  receivable         2,390          192        92       427       697       580         -           4,378
                   --------    ---------  --------  -------  --------   -------  -----------    ---------

Net assets
  available
  for benefits     $429,594    $195,977   $14,126   $60,596  $122,086   $71,651    $16,483      $ 910,513
                   ========    =========  ========  =======  ========   =======  ===========    =========


                               ABC, INC. SAVINGS & INVESTMENT PLAN

                                  NOTES TO FINANCIAL STATEMENTS
                                          (continued)



4. Summary of Net Assets Available for Benefits by Investment Program
   (continued)

                                               DECEMBER 31, 1995
                   --------------------------------------------------------------------------
                    The
                    Walt                 Inst.
                    Disney   Retirement  Short-
                    Company   Money      Inter               Growth &
                    Common    Market     Gov't      Asset    Income
                    Stock    Portfolio   Portfolio  Manager  Portfolio Magellan   Participant
                    Fund      Fund       Fund       Fund     Fund       Fund       Loans        Total
                   -------- -----------  ---------  -------  --------- --------   -----------  --------


Investments at
  fair value       $601,563   $33,617     $10,678   $50,466   $37,436   $51,261     $15,378    $800,399


Contributions
  receivable          2,557         9          95       482       410       603         -         4,156
                   --------   --------    --------  -------   -------   -------    ---------   --------

Net assets
  available
  for benefits     $604,120   $33,626     $10,773   $50,948   $37,846   $51,864     $15,378    $804,555
                   ========   ========    =======   =======   =======   =======    =========   ========

                                                                F-12

                            ABC, INC. SAVINGS & INVESTMENT PLAN

                                NOTES TO FINANCIAL STATEMENTS
                                         (continued)

5. Summary of Changes in Net Assets Available for Benefits by Investment Program

                                                          DECEMBER 31, 1996
                           --------------------------------------------------------------------------------------------------
                                        The
                             The        Capital
                             Walt       Cities/               Inst.
                             Disney     ABC,Inc.  Retirement  Short-
                             Company    Company   Money       Inter                Growth
                             Common     Common    Market      Gov't       Asset      &
                             Stock      Stock     Portfolio   Portfolio  Manager   Income    Magellan  Participant
                             Fund       Fund      Fund        Fund        Fund    Portfolio   Fund      Loans         Total
                            --------   ---------  ---------  ----------  -------  ---------  --------  -----------  ---------
Additions to net
 assets attributed to:
 Investment income
  Interest and dividends    $   696     $    10    $ 9,765    $   819    $4,658   $ 5,214    $10,174    $  1,260     $ 32,596
  Net realized gain/(loss)
   on sale of assets         51,894      51,770         -         (95)      425     1,211     (1,724)        -        103,481

                           --------    ---------  --------    --------   -------  -------   ---------    ---------  ---------
                             52,590      51,780      9,765        724     5,083     6,425      8,450       1,260      136,077
                           --------    ---------  --------    --------   -------  -------   ---------    ---------  ---------
  Net unrealized
   (depreciation)/
   appreciation in
   investments              (39,719)        (60)        -        (133)    1,594     8,733     (1,336)         -       (30,921)
                            --------   ---------  --------    --------   -------  -------   ---------    ---------  ---------

 Contributions:
   Participants              14,221           -     3,753       1,069     4,825     6,503      6,673          -        37,044
   Employer                  12,535           -     1,246           -         -         -         -           -        13,781
                            --------   ---------  --------    -------- ---------  -------   ---------    ---------   --------
                             26,756           -     4,999       1,069     4,825     6,503      6,673          -        50,825
                            --------   ---------  --------    -------- ---------  -------   ---------    ---------   --------

 Transfer of assets
  from merged plans              -            -     2,556           -         -        -          -           -         2,556
                            --------   ---------  --------    -------- ---------  --------  ---------    ---------   --------
Total additions              39,627      51,720    17,320       1,660    11,502     21,661     13,787       1,260     158,537
                            --------   ---------  --------    -------- ---------  --------  ---------    ---------   --------

 Deductions from net
  assets attributed to:

  Payments to participants   14,651       3,190    22,571       1,059     4,526      3,154      3,028         275      52,454

  Administrative expense         12           -        70           5        17         16          5           -         125
                            --------   ---------  -------    --------  --------   --------  ---------    --------    --------
 Total deductions            14,663       3,190    22,641       1,064     4,543      3,170      3,033         275      52,579
                            --------   ---------  -------    --------  --------   --------  ---------    --------    --------

Inter-fund transfers        404,630    (652,650)  167,672       2,757     2,689     65,769      9,033         120          -
                            --------   ---------  -------    --------  --------   --------  ---------    --------    --------

 Increase(decrease)in
  net assets for the year   429,594    (604,120)  162,351       3,353     9,648     84,240     19,787       1,105     105,958


Net assets available
 for benefits

    Beginning of year             0     604,120    33,626      10,773    50,948     37,846     51,864      15,378     804,555
                            --------   --------   -------    --------  --------   --------   --------    --------    --------

    End of year            $429,594           0  $195,977     $14,126   $60,596   $122,086    $71,651     $16,483    $910,513
                           ========    ========  ========    ========  ========   ========   ========    ========    ========

                                             F-13

                       ABC, INC. SAVINGS & INVESTMENT PLAN

                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)




6.  Income Taxes

The Company received an Internal Revenue Service determination letter dated March 28, 1996, stating that the Plan, as currently amended, qualifies under
Section 401(a) of the Code and is therefore exempt from Federal income tax under
Section 501(a) of the Code. Since the Plan is qualified under Section 401(a) of the Code, under applicable state law it is also exempt from state income taxes. Due to plan amendments adopted since the issuance of the original determination letter, the Company reapplied for a determination of the tax exempt status of the Plan. The Plan Administrator and the Plan's tax counsel believe that the Plan is designed and is currently being operated in compliance with the applicable requirements of the Code. Accordingly, no provision for income taxes is made in the accompanying financial statements.


7.  Reconciliation of Financial Statements to Form 5500

The following is a reconciliation of net assets available for benefits according to the financial statements to Form 5500:

                                                              Year  Ended
                                                             December  31,
                                                                 1996
                                                             ------------

 Net assets available for benefits per the
      financial statements                                    $910,513

 Amounts allocated to withdrawing participants                  (2,863)
                                                             ------------
 Net assets available for benefits per Form 5500              $907,650
                                                             ============


                       ABC, INC. SAVINGS & INVESTMENT PLAN

                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)




7.  Reconciliation of Financial Statements to Form 5500 (continued)

The following is a reconciliation of benefits paid to participants according to the financial statements to Form 5500:

                                                            Year Ended
                                                            December 31,
                                                               1996
                                                            ------------

Benefits paid to participants per the
  financial statements                                        $52,454

Add: Amounts allocated to withdrawing participants
  at December 31, 1996                                          2,863
                                                            ------------
Benefits paid to participants per Form 5500                   $55,317
                                                            ============

Amounts allocated to withdrawing participants are recorded on Form 5500 for benefit claims that have been processed and approved for payment prior to December 31 but not yet paid as of that date.


8.  Subsequent Events

During 1997, the Company sold certain Publishing Group properties and entered into negotiations to sell additional Publishing Group properties. Employees of these Publishing Group properties who are participants in the plan will be allowed to either transfer their vested account balances to a new plan provided by the purchasers of the Publishing Group properties, or leave their balances in the Plan. The disposition of Publishing Group participant account balances will be determined in accordance with the terms and conditions of each sale and may differ from sale to sale.

                       ABC, INC. SAVINGS & INVESTMENT PLAN

                                   SCHEDULE I

               LINE 27a: SCHEDULE OF ASSETS HELD FOR INVESTMENT AT

                                DECEMBER 31, 1996



  SHARES        DESCRIPTION OF INVESTMENTS          COST       CURRENT VALUE
 ------------   --------------------------------  ------------ -------------

 39,666,172 *   The Walt Disney Company           $291,542,473  $427,204,669
                  Common Stock Fund

195,785,050 *   Fidelity Retirement Money Market   195,785,050   195,785,050
                  Portfolio Fund

  1,489,791 *   Fidelity Inst. Short-Inter          13,969,823    14,033,829
                  Gov't Portfolio Fund

  3,653,258 *   Fidelity Asset Manager Fund         55,406,128    60,169,153

  3,950,174 *   Fidelity Growth and Income         105,999,604   121,388,860
                  Portfolio Fund

    881,226 *   Fidelity Magellan Fund              65,914,983    71,070,871

                Participant Loans                   16,482,944    16,482,944
                                                   -----------   -----------
              Maturities go through 2006
              Interest rates range from 7% to 11%)
                                                  $745,101,005  $906,135,376
                                                  ============  ============






             *  Parties-in-interest

                           ABC, INC. SAVINGS & INVESTMENT PLAN

                                      SCHEDULE II

                      LINE 27d: SCHEDULE OF REPORTABLE TRANSACTIONS

                          FOR THE YEAR ENDED DECEMBER 31, 1996



                                                                                                 Current
                        Number                   Selling/                         Cost of        Value
Identity                of                       Distrib-                         Assets         of Asset on
of party   Description  Trans-    Purchase        ution      Lease    Expense     Sold/          Transaction
involved   of assets    actions    Price          Price      Rental   Incurred    Distributed    Date             Net Gain
--------   -----------  -------  ------------  -----------   ------   --------    -----------    -----------    ------------
            The Walt
The Walt    Disney
Disney      Company
Company*    Common       220     $472,829,714                   -         -            -
            Stock
                         196                   $57,799,733      -         -       $45,949,836       -           $11,849,897

            The
Capital     Capital
Cities/     Cities/ABC,
ABC, Inc.*  Inc.          40       4,169,630
            Company
            Common
            Stock
                          47                   657,442,928      -         -       354,281,833       -           303,161,095


Fidelity*   Magellan
            Fund         252      42,064,584                    -         -
                         252                    19,194,083      -         -        18,681,588       -              512,495


Fidelity*   Growth &
             Income
           Portfolio
              Fund      253    91,242,744                       -         -
                        248                     17,234,327      -         -        16,278,052       -              956,275



Fidelity*  Retirement
           Money
           Market
           Portfolio    255    397,412,642                      -         -
           Fund
                        253                    235,239,351      -         -       235,239,351       -                    -





          * Parties-in-interest