Form 10-K/A
period 1996-09-30
WALT DISNEY CO/
filed 1997-06-30
CIK 1001039

DISNEY SALARIED SAVINGS AND

                                 INVESTMENT PLAN

                            FINANCIAL STATEMENTS AND
                             SUPPLEMENTAL SCHEDULES

                           DECEMBER 31, 1996 AND 1995

                   DISNEY SALARIED SAVINGS AND INVESTMENT PLAN


                          INDEX TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1996


Report of Independent Accountants                                       F-2

Statements of Net Assets Available for Benefits                         F-3

Statement of Changes in Net Assets Available for Benefits               F-4

Notes to Financial Statements                                           F-5


Supplementary Schedules

Schedule I - Line 27a: Schedule of Assets Held for Investment Purposes F-13

Schedule II - Line 27d: Schedule of Reportable Transactions            F-14



Other schedules required by Section 2520.103-10 of the Department of Labor Rules and Regulations for Reporting and Disclosure under ERISA have been omitted because they were not applicable.

                        REPORT OF INDEPENDENT ACCOUNTANTS




June 20, 1997



To the Participants and Investment and
Administrative Committee of
the Disney Salaried Savings and Investment Plan

In our opinion, the accompanying statements of net assets available for benefits and the related statement of changes in net assets available for benefits present fairly, in all material respects, the net assets available for benefits of the Disney Salaried Savings and Investment Plan (the "Plan") at December 31, 1996 and 1995 and the changes in its net assets available for benefits for the year ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Plan's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

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



PRICE WATERHOUSE, LLP

                   DISNEY SALARIED SAVINGS AND INVESTMENT PLAN


                 STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS

                                 (In thousands)



                                                            December 31,
                                                         1996         1995
Assets
 Investments
  At fair value:
    The Walt Disney Company Common Stock Fund          $264,378    $204,999
    Shares of registered investment companies:
      Fidelity Inst. Short-Int. Gov't Portfolio Fund     29,775      27,418
      Fidelity U.S. Equity Index Commingled Pool Fund    40,538      25,714
      Fidelity U.S. Bond Index Portfolio Fund             6,156       4,068
      Fidelity Balanced Fund                             12,205       9,186
      Fidelity Magellan Fund                             68,046      54,582
    Participant Loans                                    10,502       8,575
                                                       --------    --------
  Total investments                                     431,600     334,542
                                                       --------    --------
 Receivables:
  Employer's contribution                                    -          736
  Participants' contributions                                -        2,905
                                                       --------    --------
    Total receivables                                        -        3,641
                                                       --------    --------
  Total assets                                          431,600     338,183
                                                       --------    --------
 Net assets available for benefits                     $431,600    $338,183
                                                       ========    ========



   The accompanying notes are an integral part of these financial statements.

                   DISNEY SALARIED SAVINGS AND INVESTMENT PLAN

            STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS

                                 (In thousands)

                                                           For the Year Ended
                                                              December 31,
                                                                  1996
                                                              ------------

Additions to net assets attributed to:

 Investment income
   Interest                                                   $    757
   Dividends                                                    13,847
   Net realized gain (loss) on sale of assets                      681
                                                               -------
                                                                15,285
                                                               -------
 Net unrealized appreciation
  in fair value of investments                                  43,347
                                                               -------

 Contributions:
   Participants'                                                46,018
   Employer's                                                   11,277
                                                               -------
                                                                57,295
                                                               -------
 Total additions                                               115,927
                                                               -------

Deductions from net assets attributed to:

 Benefits paid to participants                                  22,510
                                                               -------
Increase in net assets                                          93,417

Net assets available for benefits:

  Beginning of year                                            338,183
                                                               -------
  End of year                                                 $431,600
                                                              ========





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

Administrative expenses of the Plan, such as benefit plan consultation fees (exclusive of brokerage commissions on the purchase or sale of Company stock) may be paid from the assets of the Plan unless the Company, at its discretion, pays such expenses. Investment expenses incurred by the Investment Funds are charged to the respective funds.

Participation
Participation in the Plan is available to all domestic salaried employees of the Company and its subsidiaries participating in the Plan who are regularly scheduled to work 1,000 hours or more during a year. To be eligible, employees must be age 18 or older and have completed one year of employment during which they must also work at least 1,000 hours.

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

Contributions
Participants are permitted to authorize income deferrals in whole percentages, up to 10 percent of their base compensation on a pre-tax basis, through weekly payroll deductions. A participant's total tax-deferred contributions and the Company's matching contributions, in any Plan year, cannot exceed the limits provided under Section 415 of the Code.

                   DISNEY SALARIED SAVINGS AND INVESTMENT PLAN

                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)



1.  Description of the Plan (continued)

Contributions (continued)
Effective January 1, 1987, the Plan ceased to accept voluntary post-tax contributions. Post-tax contributions made prior to January 1, 1987 may remain in the Plan and continue to share in the Plan's investment results on a tax-deferred basis. Income earned on voluntary contributions is not taxable for Federal income tax purposes until withdrawal and such post-tax contributions are recovered tax free when withdrawn or distributed.

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

Investments
The assets of the Plan are administered under a trust agreement between the Company and Fidelity Institutional Retirement Services Company ("Fidelity" or the "Trustee"). The trust agreement provides that assets of the Plan may be invested in the following pooled investment funds (collectively the six funds are referred to as the "Investment Funds"), which are established and directed by Fidelity:

     The Walt Disney Company Common Stock Fund
     This fund invests entirely in The Walt Disney Company common stock.

     Fidelity Institutional Short-Intermediate Government Portfolio Fund
     This fund invests only in fixed income securities issued by the U.S. government or issued by U.S. government agencies.

     Fidelity U.S. Equity Index Commingled Pool Fund
     This fund invests in a pool of equity securities that correspond to the total return on the Standard and Poor's 500 Index.

     Fidelity U.S. Bond Index Portfolio Fund
     This fund invests in U.S. government, corporate, mortgage and asset-backed fixed income securities in proportion to their representations in the Lehman Brothers Aggregate Bond Index.

     Fidelity Balanced Fund
     This fund invests in a broadly diversified portfolio including U.S. government fixed income securities, U.S. government corporate fixed income securities and U.S. equity securities.

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

Participants may direct the investment of their contributions into one or more investment funds established for the Plan. Participants may elect to change the investment of their contributions or to transfer all or part of their account balances among the various investment funds. Only four such elections may be made in any year and must be made in multiples of 10 percent of the amounts in an Investment Fund. All funds are immediately and fully invested in the Investment Funds upon receipt by Fidelity.

Benefits, Distributions and Withdrawals
A participant's entire account balance, adjusted for investment gains or losses, is available for immediate distribution upon termination of employment. Participants' account balances under $3,500 are automatically distributed within 90 days following the participant's severance date. The participant has 60 days following the participant's severance date to elect whether or not to rollover the funds into an IRA or another qualified plan. If no election is made, the funds will be dispersed to the participant less 20 percent for federal withholding tax. Participants with account balances of $3,500 or more may elect a distribution at anytime before age 65. All amounts must be distributed when the participant reaches age 65.

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

                   DISNEY SALARIED SAVINGS AND INVESTMENT PLAN

                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)



1.  Description of the Plan (continued)

Loans (continued)
Loans may have a term of up to four years. However, the term can be extended to ten years if the loan is used to acquire or construct a principal residence of the participant. The interest rate on loans is currently prime plus 1 percent.

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

                   DISNEY SALARIED SAVINGS AND INVESTMENT PLAN

                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)



2.  Summary of Significant Accounting Policies (continued)

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

                        DISNEY SALARIED SAVINGS AND INVESTMENT PLAN

                                NOTES TO FINANCIAL STATEMENTS
                                        (continued)



3.  Summary of Changes in Net Assets Available for Benefits by
    Investment Program


                       --------------------------------------------------------------------------------------
                       The
                       Walt      Inst.        U.S.
                       Disney    Short-       Equity     U.S.
                       Company   Inter        Index      Bond
                       Common    Gov't      Commingled   Index
                       Stock     Portfolio    Pool       Portfolio  Balanced   Magellan    Loan
                       Fund      Fund         Fund       Fund         Fund       Fund      Fund       Total
                       -------- ----------- ----------- ----------- --------  ----------  -------   ---------
Additions to net
assets attributed to:


 Investment income
  Interest             $    11   $    -      $    -      $   -       $   -       $    -     $  746   $    757
  Dividends              1,521    1,903           -         348         511        9,564        -      13,847
  Net realized
   gain(loss)on
   sale of assets        1,489      (89)         246        (40)        (19)        (906)       -         681
                       -------- ----------- ----------- ---------   --------    ---------  --------   --------
                         3,021     1,814         246        308         492        8,658       746     15,285
                       -------- ----------- ----------- ---------   --------    ---------  --------   --------
 Net unrealized
  appreciation
  (depreciation)in
  fair value of
  investments           38,622      (514)      6,534       (109)        522       (1,708)      -       43,347
                       -------- ----------- ----------- ---------   --------    ---------  -------    --------

 Contributions
  Participants          19,052     3,246       6,241      1,927       3,021       12,531       -       46,018
  Employer              11,277        -           -           -          -            -        -       11,277
                       -------- ----------- ---------   --------   ---------    ---------  -------    --------
                        30,329     3,246       6,241      1,927       3,021       12,531       -       57,295
                       -------- ----------- ---------   --------   ---------    ---------  -------    --------

Total additions         71,972     4,546      13,021      2,126       4,035       19,481      746     115,927
                       --------  ---------   --------   --------   ---------    ---------  -------    --------

Deductions from net
 assets attributed to:
                       --------  ---------   --------   --------   ---------    ---------  -------    --------
 Payments to
  participants           14,153     1,740      1,557        242         834        3,480      504      22,510
                       --------  ---------   --------   --------   ---------    ---------  -------    --------

Inter-fund transfers       (682)     (690)     3,052        102        (374)      (3,472)   2,064           0
                       --------  ---------   --------   --------   ---------    ---------  -------    --------

Increase (decrease)in
 net assets for the
 year                    57,137     2,116     14,516      1,986       2,827      12,529     2,306      93,417

Net assets available
 for benefits

   Beginning of year    207,241    27,659     26,022      4,170       9,378      55,517     8,196     338,183
                       --------  ---------   --------   --------   ---------    --------  --------   ---------

   End of year         $264,378   $29,775    $40,538    $ 6,156    $ 12,205     $68,046   $10,502    $431,600
                       ========  =========   ========   ========   =========    ========  ========   =========


                   DISNEY SALARIED SAVINGS AND INVESTMENT PLAN

                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)



4.  Income Taxes

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


5.  Reconciliation  of  Financial  Statements  to Form 5500

The following is a reconciliation of net assets available for benefits according to the financial statements to Form 5500:

                                                        December 31,
                                                      1996        1995
                                                     ------      ------
Net assets available for benefits per the
  financial statements                             $431,600     $338,183
Amounts allocated to withdrawing
  participants                                           -        (1,788)
                                                   --------     ---------
Net assets available for benefits per
  Form 5500                                        $431,600     $336,395
                                                   ========     ========


The following is a reconciliation of benefits paid to participants according to the financial statements to Form 5500:

                                                             Year Ended
                                                            December 31,
                                                                1996

Benefits paid to participants per the
  financial statements                                        $22,510
Less: Amounts allocated to withdrawing participants
  at December 31, 1995                                         (1,788)
                                                              --------
Benefits paid to participants per Form 5500                   $20,722
                                                              ========


Amounts allocated to withdrawing participants are recorded on Form 5500 for benefit claims that have been processed and approved for payment prior to December 31 but not yet paid as of that date.

                   DISNEY SALARIED SAVINGS AND INVESTMENT PLAN

                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)



6.  Subsequent Events

Effective April 1, 1997, the Plan was amended as follows:

     Applications for loans and certain distributions are now made via the Disney 401(k) Service Line at Fidelity Investments.

     The Disney Common Stock Fund was unitized, which allows for daily trading for the purchase or sale of stock.

     The PIMCO Total Return Fund, Fidelity Growth & Income Portfolio Fund, Sequoia Fund, Fidelity Diversified International Fund and Putnam New Opportunities Fund were added to the Plan.

     The Fidelity U.S. Bond Index Portfolio Fund, Fidelity Balanced Fund and Fidelity U.S. Equity Index Commingled Pool Fund were eliminated from the Plan. Account balances in the Fidelity U.S. Bond Index Portfolio Fund as of April 1, 1997 were transferred into the PIMCO Total Return Fund. Account balances in the Fidelity Balanced Fund and Fidelity U.S. Equity Index Commingled Pool Fund as of April 1, 1997 were transferred into the Fidelity Growth & Income Portfolio Fund.

                     DISNEY SALARIED SAVINGS AND INVESTMENT PLAN

                                     SCHEDULE I

          LINE 27a:  SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES AT
                                  DECEMBER 31, 1996

                             (DOLLARS ARE NOT IN THOUSANDS)

                                                                  CURRENT
SHARE       DESCRIPTION OF INVESTMENTS               COSTS         VALUE
---------  -------------------------------------  ------------  ------------
3,790,368  *The Walt Disney Company Common Stock  $146,151,979  $264,378,134

3,160,871  * Fidelity Inst. Short-Inter
               Gov't Portfolio Fund                 30,408,614    29,775,404

1,996,942  * Fidelity U.S. Equity Index
               Commingled Pool Fund                 26,873,388    40,537,922

  582,912  * Fidelity U.S. Bond Index
               Portfolio Fund                        6,175,341     6,155,555

  866,874  * Fidelity Balanced Fund                 11,433,587    12,205,585

  843,716  * Fidelity Magellan Fund                 62,125,477    10,501,570

             Participant Loans                      10,501,570    10,501,570
                                                  ------------  ------------
            (Maturities go through 2006
             Interest rate range from
             7.00% to 10.00%)
                                                  $293,669,956  $431,599,895
                                                  ============  ============

           * Parties-in-interest

                     DISNEY SALARIED SAVINGS AND INVESTMENT PLAN

                                      SCHEDULE II

                    LINE 27d: SCHEDULE OF REPORTABLE TRANSACTIONS
                        FOR THE YEAR ENDED DECEMBER 31, 1996

                          (DOLLARS ARE NOT IN THOUSANDS)


                                                                                                    Current
                                                                                                    Value of
Identity                 Number                                                        Cost of      Asset on
  of                       of                    Selling/                              Assets       Trans-
 party     Description   Trans-      Purchase    Distribution   Lease      Expense     Sold/        action
involved    of Assets    actions      Price      Price          Rental     Incurred    Distributed   Date          Net gain
---------  ------------  -------  ------------- ------------- ----------  ----------  ------------- ----------  -------------

The Walt *   The Walt
Disney       Disney
Company      Company
             Common
             Stock         150     $40,390,276

                            94                   $21,122,331                          $12,652,438                $ 8,469,893


Fidelity *  Magellan       228      25,896,502
             Fund
                           171                     9,818,405                            9,266,857                    551,548


          *  Parties-in-interest
