Form 10-K/A
period 1995-09-30
WALT DISNEY CO/
filed 1997-07-31
CIK 1001039

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                 FORM 10-K/A

                               Amendment No. 1

               Annual Report Pursuant to Section 13 or 15(D) of the

                         Securities Exchange Act of 1934



For the Fiscal Year Ended September 30, 1995    Commission File Number 1-4083



                            THE WALT DISNEY COMPANY


Incorporated in Delaware

500 South Buena Vista Street, Burbank, California 91521

(818) 560-1000


I.R.S. Employer Identification No. 95-0684440

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



