Form 10-K/A
period 1996-09-30
WALT DISNEY CO/
filed 1997-07-31
CIK 1001039

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549



                                  FORM 10-K/A

                                Amendment No. 1


               Annual Report Pursuant to Section 13 or 15(D) of the

                         Securities Exchange Act of 1934




For the Fiscal Year Ended September 30, 1996    Commission File Number 1-11605



                           THE WALT DISNEY COMPANY



Incorporated in Delaware

500 South Buena Vista Street, Burbank, California 91521

(818) 560-1000



I.R.S. Employer No. 95-4545390

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