Form 10-K/A
period 1996-09-30
WALT DISNEY CO/
filed 1997-07-31
CIK 1001039

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549



                                FORM 10-K/A


                              Amendment No. 2

             Annual Report Pursuant to Section 13 or 15(D) of the

                      Securities Exchange Act of 1934




For the Fiscal Year Ended September 30, 1996     Commission File Number 1-11605



                            THE WALT DISNEY COMPANY


Incorporated in Delaware

500 South Buena Vista Street, Burbank, California  91521

(818) 560-1000



I.R.S. Employer Identification Number 95-4545390

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
