Form 10-Q
period 1997-06-30
WALT DISNEY CO/
filed 1997-08-07
CIK 1001039

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended June 30, 1997       Commission File Number 1-11605



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


      YES  X            NO


There were 675,133,968 shares of common stock outstanding as of July 29, 1997
  (including 891,108 shares held by TWDC Stock Compensation Fund, an affiliate of the Company).

                   PART I. FINANCIAL INFORMATION
                      THE WALT DISNEY COMPANY
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
          In millions, except per share data (unaudited)



                                    Three Months Ended   Nine Months Ended
                                         June 30              June 30
                                      1997      1996       1997      1996
                                    --------  --------   --------- --------

REVENUES                             $5,194    $5,087     $16,953   $13,467

COSTS AND EXPENSES                   (4,134)   (4,131)    (13,602)  (10,992)

GAIN ON SALE OF KCAL                      -         -         135        -

ACCOUNTING CHANGE                         -         -           -     (300)
                                    --------  --------   --------- --------

OPERATING INCOME                      1,060       956       3,486    2,175

CORPORATE ACTIVITIES AND OTHER          (69)      (66)       (267)    (248)

NET INTEREST EXPENSE                   (185)     (171)       (540)    (267)

ACQUISITION-RELATED COSTS                 -         -          -      (225)
                                    --------  --------   --------- --------

INCOME BEFORE INCOME TAXES              806       719       2,679    1,435

INCOME TAX EXPENSE                     (333)     (313)     (1,124)    (557)
                                    --------  --------   --------- --------

NET INCOME                            $ 473     $ 406      $1,555    $ 878
                                    ========  ========   ========= ========

EARNINGS PER SHARE                   $ 0.69   $  0.59     $  2.26   $ 1.47
                                    ========  ========   ========= ========

Average number of common and
common equivalent shares
outstanding                             688       691         687      596
                                    ========  ========   ========= ========




     See Notes to Condensed Consolidated Financial Statements

                      THE WALT DISNEY COMPANY
               CONDENSED CONSOLIDATED BALANCE SHEETS
                  In millions, except share data



                                                June 30,    September 30,
                                                  1997          1996
                                               ----------- --------------
                                               (unaudited)
ASSETS
   Cash and cash equivalents                   $    528        $    278
   Receivables                                    3,544           3,343
   Inventories                                      908             951
   Film and television costs                      3,980           3,259
   Investments                                    1,812           1,009
   Theme parks, resorts and other property,
     net of accumulated depreciation of           8,812           8,031
     $4,756 and $4,448
   Intangible assets, net of accumulated
    amortization of $638 and $301                16,983          17,978
   Other assets                                   1,733           1,777
                                               ---------       ---------
                                               $ 38,300        $ 36,626
                                               =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
   Accounts and taxes payable and accrued
     liabilities                               $  6,257        $  6,276
   Borrowings                                    11,588          12,342
   Deferred income taxes                          2,028             743
   Unearned royalty and other advances            1,160           1,179
   Stockholders' equity
    Preferred stock, $.01 par value
      Authorized - 100 million shares
      Issued - none
    Common stock, $.01 par value
      Authorized - 1.2 billion shares
      Issued - 683 million shares and
        682 million shares                        8,561           8,576
    Retained earnings                             9,235           7,933
    Cumulative translation and other
      adjustments                                   (16)             39
    Treasury shares, at cost - 8 million
      shares                                       (462)           (462)
    Shares held by TWDC Stock Compensation
      Fund- 1 million shares                        (51)             -
                                               ---------       ---------
                                                 17,267          16,086
                                               ---------       ---------
                                               $ 38,300        $ 36,626
                                               =========       =========


     See Notes to Condensed Consolidated Financial Statements

                      THE WALT DISNEY COMPANY
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      In millions (unaudited)

                                                    Nine Months Ended
                                                         June 30
                                                ---------------------------
                                                   1997            1996
                                                -----------     -----------

NET INCOME                                       $  1,555        $    878
                                                  --------        --------

OPERATING ITEMS NOT REQUIRING CASH OUTLAYS
   Amortization of film and television costs        2,889           1,938
   Depreciation                                       545             509
   Amortization of intangibles                        337             187
   Gain on sale of KCAL                              (135)              -
   Accounting change                                    -             300
   Other                                               (1)             49

CHANGES IN
   Investments in trading securities                    -              85
   Receivables                                       (145)           (111)
   Inventories                                         35               2
   Other assets                                      (113)           (359)
   Accounts and taxes payable and accrued
     liabilities                                      315             (91)
   Deferred income taxes                              324             167
   Unearned royalty and other advances                (19)            244
                                                  --------        --------
                                                    4,032           2,920
                                                  --------        --------

CASH PROVIDED BY OPERATIONS                         5,587           3,798
                                                  --------        --------

INVESTING ACTIVITIES
   Acquisition of ABC, net of cash acquired             -          (8,432)
   Film and television costs                       (3,642)         (3,131)
   Investments in theme parks, resorts and
     other property                                (1,428)         (1,194)
   Investment in E! Entertainment Television         (321)              -
   Proceeds from sale of KCAL                         377               -
   Proceeds from sale of investments                   15             350
   Other                                             (161)            (18)
                                                  --------        --------
                                                   (5,160)        (12,425)
                                                  --------        --------
FINANCING ACTIVITIES
   Borrowings                                       2,303           9,692
   Proceeds from formation of REITs                 1,311               -
   Reduction of borrowings                         (3,412)         (1,630)
   Dividends                                         (253)           (197)
   Other                                             (126)             42
                                                  --------        --------
                                                     (177)          7,907
                                                  --------        --------

Increase (Decrease) in Cash and Cash Equivalents      250            (720)
Cash and Cash Equivalents, Beginning of Period        278           1,077
                                                  --------        --------

Cash and Cash Equivalents, End of Period          $   528         $   357
                                                  ========        ========


     See Notes to Condensed Consolidated Financial Statements

                      THE WALT DISNEY COMPANY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. These condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these condensed consolidated financial statements. Operating results for the quarter are not necessarily indicative of the results that may be expected for the year ending September 30, 1997. Certain reclassifications have been made in the 1996 condensed consolidated financial statements to conform to the 1997 presentation, including the reclassification of certain equity investments out of other assets into investments in the condensed consolidated balance sheets. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1996.

2. For the nine-month period, the Company received proceeds of approximately $1.1 billion through financing arrangements with effective interest rates ranging from 4.4% to 5.6% and maturities in fiscal 1999 through fiscal 2012. Certain of these financing arrangements are denominated in foreign currencies for which the Company has entered into cross-currency swap agreements effectively converting these obligations into U.S. dollar denominated LIBOR-based variable rate debt instruments. The Company also established two real estate investment trusts (REITs) and issued equity interests in the REITs to third-party investors in exchange for $1.3 billion.

    In addition, during the second quarter, the Company issued approximately $1.2 billion in debt secured by certain assets of its newspaper operations. The secured debt has an interest rate based on one-month LIBOR and a maturity date of September 15, 1999. During the third quarter, as discussed below, $990 million of this debt was assumed by Knight-Ridder, Inc. in connection with the disposition of certain of the Company's newspaper operations.

    Proceeds from the above transactions were used in part to retire commercial paper borrowings and other debt. Commercial paper outstanding as of June 30, 1997 totaled $2.1 billion with maturities of up to one year and an average interest rate of 5.5%. The outstanding commercial paper borrowings are supported by bank facilities totaling $3 billion, which expire in 5 years and allow for borrowings at various interest rates.

3. On May 9, 1997, the Company disposed of a substantial portion of its newspaper operations, obtained in the 1996 acquisition of ABC, Inc. ("ABC"), for Knight-Ridder, Inc. preferred stock convertible to common stock with a market value of $660 million and the assumption by Knight-Ridder, Inc. of pre-existing secured debt of $990 million. The disposition did not have a material impact on the financial results of the Company.

    The Company anticipates selling most of the remaining publishing operations it acquired as part of the ABC acquisition during the fourth quarter.

4. In November 1996, the Company sold KCAL, a Los Angeles television station, for $387 million in cash, resulting in a pre-tax gain of $135 million.

5. Dividends per share for the quarters ended June 30, 1997 and 1996 were $0.13 and $0.11, respectively. Dividends per share totaled $0.38 and $0.31 for the nine months ended June 30, 1997 and 1996, respectively.

6. The unaudited pro forma information below for the nine months ended June 30, 1996 presents combined results of operations as if the ABC acquisition had occurred at the beginning of such period. The unaudited pro forma information is not necessarily indicative of the results of operations of the combined company had the acquisition occurred at the beginning of such period.

                                  (in millions, except per share data)
                                            June 30, 1996
                                  ------------------------------------
                                   Quarter ended    Nine months ended
                                  ---------------  -------------------

         Revenues                     $ 5,087            $ 15,966
         Net income (1)                   401                 982
         Earnings per share (1)          0.58                1.42

         (1) Amounts for the nine months include the impact of a $300 million non-cash charge related to the implementation of Statement of Financial
         Accounting Standards No. 121, "Accounting for the Impairment of
         Long-lived Assets and for Long-lived Assets to be Disposed of." The charge reduced earnings per share by $0.27.


                             The Walt Disney Company
                 Management's Discussion and Analysis of
              Financial Condition and Results of Operations


SEASONALITY

      The Company's businesses are subject to the effects of seasonality. Consequently, the operating results for the quarter and nine months ended June 30, 1997 for each line of business, and for the Company as a whole, are not necessarily indicative of results for the full year.

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

RESULTS OF OPERATIONS
For the Quarter and Nine Months Ended June 30, 1997

      The Company acquired the operations of ABC, Inc. ("ABC") on February 9, 1996 and completed its final purchase price allocation and determination of the related intangible assets during the second quarter of this year. To enhance comparability, certain information for 1996 is presented and discussed on a "pro forma" basis, which assumes the ABC acquisition and the related final purchase price allocation occurred at the beginning of 1996. The Company believes prior-year pro forma results provide more meaningful information for comparing net income, changes in net income and earnings trends, as the pro forma presentation includes the entire results of the Company and its acquired ABC operations for the full fiscal period. Accordingly, the discussion of 1997 results below reflects comparisons to the Company's pro forma 1996 operating results. The pro forma results are not necessarily indicative of the combined results that would have occurred had the acquisition actually occurred at the beginning of 1996. In addition, the discussion of the Company's operating results excludes the impact of two non-recurring charges recorded during the second quarter of 1996, as well as the gain on the sale of KCAL recorded by the Company in the first quarter of 1997. Both the prior-year non-recurring items and the gain on the sale of KCAL are discussed separately below.

Consolidated Results - Quarter

          (unaudited; in millions, except per share data)

                                             1996        %        1996
                                    1997  (Pro forma)  Change (As reported)
                                   ------ -----------  ------  -----------
Revenues                           $5,194    $5,087       2%     $5,087
Costs and Expenses (1)             (4,134)   (4,136)      -      (4,131)
                                   -------   -------             -------
Operating Income                    1,060       951      11%        956
Corporate Activities
  and Other                           (69)      (66)     (5)%       (66)
Net Interest Expense                 (185)     (171)     (8)%      (171)
                                   -------   -------             -------
Income Before Income Taxes            806       714      13%        719
Income Tax Expense                   (333)     (313)     (6)%      (313)
                                   -------   -------             -------
Net Income                          $ 473     $ 401      18%      $ 406
                                   =======   =======             =======
Earnings Per Share                 $ 0.69    $ 0.58      19%     $ 0.59
                                   =======   =======             =======
Amortization of Intangible Assets
  Included in Operating Income      $ 103     $ 119      n/m      $ 114
                                   =======   =======             =======

(1) Pro forma 1996 amounts reflect the final purchase price allocation completed in the second quarter of 1997 related to the acquisition of ABC.


      Net income and earnings per share for the quarter increased 18% and 19% to $473 million and $0.69, respectively. These results were driven by increased operating income in all business segments.

      The effective income tax rate decreased from the prior year primarily as a result of a reduction in the ratio of nondeductible amortization of intangible assets to total income before income taxes.

Consolidated Results - Nine Months

      The Company's 1997 results and 1996 pro forma amounts reflect the impacts of the ABC acquisition, including the use of purchase accounting as well as significant increases in amortization of intangible assets, interest expense, the effective income tax rate and shares outstanding.


          (unaudited; in millions, except per share data)

                                           1996       %        1996
                                 1997  (Pro forma)  Change (As reported)
                               -------  ---------   ------  -----------

Revenues                       $16,953    $15,966      6%     $13,467
Costs and Expenses             (13,602)   (13,174)    (3)%    (10,992)
Gain on Sale of KCAL               135         -      n/m           -
Accounting Change                    -       (300)    n/m        (300)
                               --------   --------            --------
Operating Income                 3,486      2,492     40%       2,175
Corporate Activities and Other    (267)      (188)   (42)%       (248)
Net Interest Expense              (540)      (527)    (2)%       (267)
Acquisition Related Costs            -          -     n/m        (225)
                               --------   --------            --------
Income Before Income Taxes       2,679      1,777     51%       1,435
Income Taxes                    (1,124)      (795)   (41)%       (557)
                               --------   --------            --------
Net Income                     $ 1,555      $ 982     58%       $ 878
                               ========   ========            ========
Earnings Per Share              $ 2.26     $ 1.42     59%     $  1.47
                               ========   ========            ========
Net Income Excluding
  Non-recurring Charges and    $ 1,475    $ 1,165     27%     $ 1,180
  KCAL Gain                    ========   ========            ========
Earnings Per Share Excluding
  Non-recurring Charges and     $ 2.15     $ 1.69     27%      $ 1.98
  KCAL Gain                    ========   ========            ========
Amortization of Intangible
  Assets Included in Operating   $ 337      $ 357     n/m
  Income                       ========   ========


      Net income and earnings per share for the nine months, excluding the prior-year non-recurring charges and the gain on the sale of KCAL discussed below, increased 27% to $1.5 billion and $2.15, respectively.

      During the first quarter of 1997 the Company sold KCAL, a Los Angeles television station, resulting in a pre-tax gain of $135 million. The gain on the sale of KCAL increased net income from $1.5 billion to $1.6 billion and earnings per share from $2.15 to $2.26.

      During the second quarter of 1996, the Company recorded two non-recurring charges consisting of a $300 million non-cash charge related to the implementation of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of," and a $225 million charge for costs related to the ABC acquisition. These charges reduced as reported earnings per share from $1.98 to $1.47 and pro forma earnings per share from $1.69 to $1.42.

      The increase in Corporate Activities and Other reflected certain non-recurring gains in the prior-year nine months primarily related to the sale of an investment in a cellular communications company.

      The effective income tax rate decreased from the prior year primarily as a result of a reduction in the ratio of nondeductible amortization of intangible assets to total income before income taxes.

Business Segment Results - Quarter

                                 (Unaudited; in millions)

                                       1996        %         1996
                             1997   (Pro forma)  Change  (As reported)
                           -------   ---------   ------   -----------
Revenues:
   Creative Content         $2,216    $2,306       (4)%    $2,306
   Broadcasting              1,609     1,532        5%      1,532
   Theme Parks & Resorts     1,369     1,249       10%      1,249
                            ------    ------               ------
   Total                    $5,194    $5,087        2%     $5,087
                            ======    ======               ======
Operating Income: (1)
   Creative Content          $ 333     $ 285       17%      $ 285
   Broadcasting                337       316        7%        321
   Theme Parks & Resorts       390       350       11%        350
                            ------    ------               ------
   Total                    $1,060     $ 951       11%      $ 956
                            ======    ======               ======

(1) Includes depreciation and amortization
    (excluding film costs) of:

  Creative Content           $  50     $  63
  Broadcasting                 129       128
  Theme Parks & Resorts        120       105
                             -----     -----
                             $ 299     $ 296
                             =====     =====


Creative Content

      Revenues for the quarter decreased 4% or $90 million, due primarily to declines of $57 million in publishing revenues, $31 million in theatrical revenues and $23 million in home video revenues, partially offset by growth in revenues at the Disney Stores of $28 million. Reductions in publishing revenues reflected the disposition of certain newspaper operations to Knight-Ridder, Inc. in May 1997. The decline in theatrical revenues reflected a reduction in the number of films in release during the quarter. Home video revenues reflected difficult comparisons to the prior-year strength of Sleeping Beauty, The Lion King and the animated version of 101 Dalmatians in the international market. Growth at the Disney Stores reflected continued worldwide expansion with the opening of 31 stores during the quarter, bringing the total number of stores to 610.

      Operating income for the quarter increased 17% or $48 million to $333 million, reflecting improved results for theatrical distribution, partially offset by the reduction in home video results. Costs and expenses, which consist primarily of production cost amortization, distribution and selling expenses, product cost, labor and leasehold expense, decreased 7% or $138 million. The decrease was primarily due to the decline in distribution costs in the domestic theatrical and home video markets as well as lower overall costs resulting from the disposition of certain publishing businesses during the quarter. These decreases were partially offset by an increase in participation expenses in the domestic home video market, the expansion of the Disney Stores and increases in amortization of production costs in the home video and television markets.

Broadcasting

      Revenues for the quarter increased $77 million or 5% to $1.6 billion, driven by increases at ESPN and The Disney Channel. The increases in revenues at ESPN and The Disney Channel were due primarily to higher affiliate fees and advertising rates at ESPN and subscriber growth at The Disney Channel.

      Operating income for the quarter increased $21 million or 7% to $337 million, primarily reflecting increases in revenues at ESPN and The Disney Channel, offset by decreases at the television network reflecting the impact of lower ratings. Costs and expenses, which consist primarily of programming, selling, general and administrative costs, increased 5% or $56 million. This increase is primarily driven by higher program costs at ESPN and the television network.

Theme Parks and Resorts

      Revenues for the quarter increased 10% or $120 million to $1.4 billion, driven by the Walt Disney World Resort, led by growth of $86 million from higher guest spending and $30 million from increased occupied room nights. Guest spending growth included increases at the Disney Village Marketplace, most of which was attributable to the World of Disney, the largest Disney retail outlet, which opened in October 1996. The remaining growth in guest spending resulted from price increases and improved merchandise and food and beverage sales. Attendance gains were driven by increased domestic tourist visitation primarily attributable to the resort's 25th Anniversary celebration. Increased occupied room nights reflected continued high occupancy as well as more available rooms resulting from the opening of Disney's BoardWalk Resort during the fourth quarter of the prior year.

      Operating income for the quarter increased 11% or $40 million to $390 million, driven by higher guest spending, theme park attendance and occupied room nights at the Walt Disney World Resort. Costs and expenses, which consist principally of labor, costs of merchandise, food and beverages sold, depreciation, repairs and maintenance, entertainment, and marketing and sales expenses, increased 9% or $80 million. The increase was primarily due to higher operating costs resulting from higher attendance and resort expansion, increased marketing and sales efforts, including those related to the Walt Disney World Resort's 25th Anniversary celebration, and increased merchandise and food and beverage costs due to higher guest spending levels.

Business Segment Results - Nine Months

                                 (Unaudited; in millions)

                                       1996           %          1996
                              1997  (Pro forma)     Change   (As reported)
                             ------  ---------      ------    -----------
Revenues:
   Creative Content          $8,201    $7,914          4%        $7,466
   Broadcasting               5,030     4,754          6%         2,703
   Theme Parks & Resorts      3,722     3,298         13%         3,298
                            -------   -------                   -------
   Total                    $16,953   $15,966          6%       $13,467
                            =======   =======                   =======
Operating Income: (1)
   Creative Content          $1,434    $1,183         21%        $1,189
   Broadcasting               1,053       861         22%           538
   Theme Parks & Resorts        864       748         16%           748
                            -------   -------                   -------
                              3,351     2,792         20%         2,475
   Gain on Sale of KCAL         135         -         n/m             -
   Accounting Change              -      (300)        n/m          (300)
                            -------   -------                   -------
   Total                    $ 3,486   $ 2,492         40%       $ 2,175
                            =======   =======                   =======

(1) Includes depreciation and amortization
    (excluding film costs) of:

  Creative Content           $ 168      $ 175
  Broadcasting                 385        386
  Theme Parks & Resorts        307        279
                             -----      -----
                             $ 860      $ 840
                             =====      =====

Creative Content

      Revenues increased 4% or $287 million to $8.2 billion, driven by growth of $153 million in the Disney Stores, $122 million in character merchandise licensing and $53 million in television distribution, partially offset by declines in home video revenues of $29 million. Growth at the Disney Stores reflected strong holiday sales in the first quarter and increased revenues due to continued worldwide expansion. Character merchandise licensing reflected the strength of film and television properties, including Winnie the Pooh and Toy Story domestically, and standard characters and 101 Dalmatians worldwide. The increase in television revenues was driven by an increase in the distribution of theatrical releases in the international television market. The decrease in home video revenues reflected the prior year strength of The Lion King and the animated version of 101 Dalmatians both in the international market.

      Operating income increased 21% or $251 million to $1.4 billion, reflecting improved results for theatrical distribution, character merchandise licensing and television distribution, partially offset by a reduction in home video results. Costs and expenses increased 1% or $36 million.

Broadcasting

      Revenues increased $276 million or 6% to $5.0 billion, driven by increases of $255 million at ESPN and The Disney Channel and $49 million at the television network. The increase in revenues at ESPN was due primarily to higher affiliate fees resulting from increased subscribers and improved rates, as well as increased advertising revenues, resulting from higher advertising rates. Growth in revenues at the television network was primarily the result of improved performance of sports programming.

      Operating income increased $192 million or 22% to $1.1 billion, reflecting increases in revenues at ESPN and The Disney Channel, as well as improved results at the television stations, partially offset by decreases at the television network. Results at the television network reflected the impact of lower ratings, partially offset by benefits arising from current period sporting events, continued strength in the advertising market and decreased program amortization. Costs and expenses increased 2% or $84 million. This increase reflected increased programming rights and production costs, driven by international growth at ESPN and increases at the television network, partially offset by benefits arising from significant reductions in program amortization and other costs at the television network, primarily attributable to the acquisition.

Theme Parks and Resorts

      Revenues increased 13% or $424 million to $3.7 billion, reflecting strength at the Walt Disney World Resort, which had growth of $211 million from increased guest spending, $90 million from record attendance and $88 million from increased occupied room nights. Guest spending growth reflected increased prices and higher per capita merchandise and food and beverage sales as well as increases at the Disney Village Marketplace, primarily attributable to the World of Disney retail outlet. Attendance gains resulted primarily from increased domestic tourism attributable to the 25th Anniversary celebration. Increased occupied room nights reflected higher occupancy and more available rooms due to the opening of Disney's BoardWalk Resort.

      Operating income increased 16% or $116 million to $864 million, driven by higher guest spending, theme park attendance and occupied room nights at the Walt Disney World Resort. Costs and expenses increased 12% or $308 million. The increase was primarily due to higher operating costs resulting from higher attendance and resort expansion, increased marketing and sales efforts, including those related to the Walt Disney World Resort's 25th Anniversary celebration, and increased merchandise and food and beverage costs due to higher guest spending levels.


FINANCIAL CONDITION

      For the nine months ended June 30, 1997, cash provided by operations increased $1.4 billion to $5.2 billion, which includes the impact of the ABC acquisition.

      During the nine months, the Company received $2.3 billion from various financing arrangements and $1.3 billion from the formation of two real estate investment trusts, as more fully explained in the notes to the condensed consolidated financial statements. Certain of the proceeds from these transactions were used to repay commercial paper borrowings. Commercial paper borrowings outstanding as of June 30, 1997, with maturities of up to one year totaled $2.1 billion and are supported by bank facilities totaling $3 billion, which expire in five years and allow for borrowings at various interest rates. The Company continues to replace some of the remaining commercial paper with longer-term financing and may utilize, among other options, a U.S. shelf registration statement filed in March 1996 and a Euro medium-term note program established in June 1996, which collectively permit the future issuance of up to approximately $3.0 billion of additional debt.

      Borrowings decreased $1.3 billion for the nine months reflecting scheduled principal reductions and the assumption of $990 million of debt by Knight-Ridder, Inc. related to the Company's disposition of a substantial portion of the newspaper operations obtained in the ABC acquisition.

      During the nine months, the Company invested $3.6 billion to produce and acquire film and television properties. These costs increased over the prior-year nine months due primarily to the inclusion in fiscal 1997 of a full period of spending at the acquired ABC operations.

      During the nine months, the Company invested $1.4 billion in theme parks, resorts and other properties. These expenditures reflected continued expansion activities including Disney's Animal Kingdom, the Coronado Springs Resort and Convention Center and Disney's Wide World of Sports at the Walt Disney World Resort as well as the Disney Cruise Line.

      Total commitments to purchase broadcast programming approximated $4.2 billion at June 30, 1997. Substantially all of this amount is payable over the next five years. The Company expects the ABC Television Network, its cable operations and its television and radio stations to continue to enter into programming commitments to purchase the broadcast rights for various feature films, sports and other programming.

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











                               THE WALT DISNEY COMPANY
                                  (Registrant)





                               By /s/ Richard D. Nanula
                                  -----------------------------------
                                  Richard D. Nanula
                                  Senior Executive Vice President and
                                  Chief Financial Officer


August 9, 1997
Burbank, California