Form 10-K
period 1997-09-30
WALT DISNEY CO/
filed 1997-12-19
CIK 1001039

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 1997      Commission File Number 1-11605


                       [LOGO OF THE WALT DISNEY COMPANY]

Incorporated in Delaware                                    I.R.S. Employer
                                                            Identification No.
500 South Buena Vista Street, Burbank, California 91521
(818) 560-1000                                              95-4545390

Securities Registered Pursuant to Section 12(b) of the Act: Name of Each Exchange

Title of Each Class                                         on Which Registered


                                                    New York Stock Exchange
Common Stock, $.01 par value                        Pacific Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act: None.

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No
                                       -----    -----

  Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

  As of November 30, 1997, the aggregate market value of registrant's common stock held by non-affiliates (based on the closing price on such date as reported on the New York Stock Exchange-Composite Transactions) was $62.1 billion. All executive officers and directors of registrant and all persons filing a Schedule 13D with the Securities and Exchange Commission in respect to registrant's common stock have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the registrant.
  There were 677,912,655 shares of common stock outstanding as of December 17, 1997 (including 170 shares held by TWDC Stock Compensation Fund, an affiliate of the Company).

                      Documents Incorporated by Reference

  Certain information required for Part III of this report is incorporated herein by reference to an amendment to this report on Form 10-K/A to be filed within 120 days after the end of the fiscal year covered by this report.

                                    PART I

ITEM 1. BUSINESS
  The Walt Disney Company, together with its subsidiaries, is a diversified worldwide entertainment company with operations in three business segments:
Creative Content, Broadcasting and Theme Parks and Resorts. Information on revenues, operating income, identifiable assets and supplemental revenue of the Company's business segments appears in Note 11 to the Consolidated Financial Statements included in Item 8 hereof. The Company employs approximately 108,000 people.

  On February 9, 1996, the Company completed its acquisition of ABC, Inc. ("ABC"). Information on the acquisition appears in Note 2 to the Consolidated Financial Statements included in Item 8 hereof. As a result of the acquisition, a new parent company, with the name "The Walt Disney Company," replaced the old parent company of the same name. For convenience, the term "Company" is used in this report to refer to both the old and the new parent company. Unless the context otherwise requires, the term is also used to refer collectively to the parent company and the subsidiaries through which its various businesses are actually conducted.

                               CREATIVE CONTENT

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

  The Company is an industry leader in producing and acquiring live-action and animated motion pictures for distribution to the theatrical, television and home video markets, and producing original television programming for the network and first-run syndication markets. In addition, the Company produces music recordings and live stage plays. The Company licenses the name "Walt Disney," as well as the Company's characters, visual and literary properties and songs and music, to various consumer manufacturers, retailers, show promoters and publishers throughout the world. Company subsidiaries also engage in direct retail distribution through The Disney Stores; publish books, magazines and comics in the United States and Europe; and produce popular music, children's audio products and computer software for all markets, as well as film and video products for the educational marketplace.

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

  The Company is in the process of implementing a new motion pictures strategy, which is being phased-in over the next several years. The Company intends to release fewer films, but increase per film expenditures. Accordingly, total film expenditures are expected to approximate current levels.

During 1998, the Company expects to distribute approximately 20 feature films under the Company's various banners and approximately 30 additional films under the Miramax banner, including several live-action family feature films and one to two full-length animated films, with the remainder targeted to teenagers and adults. In addition, the Company periodically reissues previously released animated films. As of September 30, 1997, the Company had released 480 full-length live-action features (primarily color), 35 full-length animated color features and approximately 476 cartoon shorts.

  The Company distributes and markets its filmed products principally through its own distribution and marketing companies in the United States and major foreign markets. In 1997, the Company's international distributor, Buena Vista International, became the first international distribution company to gross more than $1 billion at the box office for three consecutive years.

HOME VIDEO
  The Company directly distributes home video releases from each of its banners in the domestic market. In the international market, the Company distributes both directly and through foreign distribution companies. In addition, the Company develops, acquires and produces original programming for direct-to-video release. In 1997, the Company distributed seven of the ten top-selling home videos. As of September 30, 1997, approximately 1,100 produced and acquired titles, including 531 feature films and 408 cartoon shorts and animated features, were available to the domestic marketplace. Approximately 880 produced and acquired titles, including 468 feature films and 415 cartoon shorts and animated features, were available to the international home entertainment market.

TELEVISION PRODUCTION AND DISTRIBUTION
  The Company develops, produces and distributes television programming to broadcasters, cable and satellite operators, including the major television networks, The Disney Channel and other cable broadcasters, under the Buena Vista Television, Touchstone Television and Walt Disney Television labels. Program development is carried out in collaboration with a number of independent writers, producers and creative teams under various development arrangements. The Company focuses on the development, production and distribution of half-hour comedies and one-hour dramas for network prime-time broadcast. The fall 1997 series included renewals of the half-hour comedies Home Improvement, Ellen, Boy Meets World and Spin City. New half-hour series premiering in fall 1997 included Soul Man, Hiller and Diller and Teen Angel.

  The Company is also producing 18 original television movies for the relaunch of The Wonderful World of Disney, which began airing on ABC Sunday evenings in fall 1997. The 1997-98 television season features the launch of Disney's One Saturday Morning on ABC. One Saturday Morning is a two-hour live-action show comprised of audience participation segments, cartoons and pre-recorded comedy segments that "wrap-around" the weekly series Brand Spankin' New Doug, Disney's Recess and Disney's Pepper Ann. Other television Animation series on ABC include 101 Dalmatians: The Series, Jungle Cubs and The New Adventures of Winnie The Pooh.

  The Company also provides a variety of prime-time specials for exhibition on network television. Additionally, the Company produces first-run animated and live-action syndicated programming. The Disney Afternoon is a 1 1/2 hour block, airing five days per week, including 101 Dalmatians, Quack Pack, Mighty Ducks and Ducktales. Live-action programming includes Live! With Regis and Kathie Lee, a daily talk show; The Keenen Ivory Wayans Show, a daily late-night talk show; Honey, I Shrunk the Kids, a weekly family action hour; Siskel & Ebert, a weekly motion picture review program; Disney Presents, Bill Nye the Science Guy, and Sing Me a Story with Belle, weekly educational programs for children as well as daily game shows on cable including Debt, Make Me Laugh, and Win Ben Stein's Money.

  The Company licenses the theatrical and television film library to the domestic television syndication market. Television programs in off-network syndication or cable include Home Improvement, Boy Meets World, Blossom, Dinosaurs, Golden Girls and Empty Nest. Major packages of the Company's feature films and television programming have been licensed for broadcast over several years.

  The Company also licenses its theatrical and television properties in a number of foreign television markets. In addition, certain of the Company's television programs are syndicated by the Company abroad, including The Disney Club, a weekly series that the Company produces for foreign markets.

  The Company has licensed to the Encore pay television service, over a multi-year period, exclusive domestic pay television rights to certain films released under the Miramax, Touchstone, Hollywood and Walt Disney Pictures banners.

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

  Domestic retail sales of compact discs, audiocassettes and records are the largest source of music-related revenues, while direct marketing, which utilizes catalogs, coupon packages and television, is a secondary means of music distribution for the Company.

  The Company's Hollywood Records subsidiary develops, produces and markets recordings from new talent across the spectrum of popular music, as well as soundtracks from certain of the Company's live-action motion pictures. The Company also has a Nashville-based music label, Lyric Street Records.

  In September 1997, the Company purchased Mammoth Records, which develops, produces and markets a diverse group of artists in the popular and alternative music fields.

WALT DISNEY THEATRICAL PRODUCTIONS
  In 1994, the Company produced an adaptation of its animated feature film Beauty and the Beast for the Broadway stage. The production celebrated its fourth anniversary on Broadway this year and is currently touring the United States. The show has also been produced in six countries around the world. In November 1997, the Broadway production of The Lion King opened at the newly renovated New Amsterdam Theatre.

CHARACTER MERCHANDISE AND PUBLICATIONS LICENSING
  The Company's worldwide licensing activities generate royalties, which are usually based on a fixed percentage of the wholesale or retail selling price of the licensee's products. The Company licenses characters based upon both traditional and newly created film properties. Character merchandise categories that have been licensed include apparel, watches, toys, gifts, housewares, stationery, sporting goods and domestic items such as sheets and towels. Publication categories that have been licensed include continuity-series books, book sets, art and picture books and magazines.

  In addition to receiving licensing fees, the Company is actively involved in the development and approval of licensed merchandise and in the conceptualization, development, writing and illustration of licensed publications. The Company continually seeks to create new characters to be used in licensed products.

THE DISNEY STORES
  The Company markets Disney-related products directly through its retail facilities operated under "The Disney Store" name. These facilities are generally located in leading shopping malls and similar retail complexes. The stores carry a wide variety of Disney merchandise and promote other businesses of the Company. During fiscal 1997, the Company opened 58 new stores in the United States and Canada, 19 in Europe and 29 in the Asia-Pacific area, bringing the total number of stores to 636 as of

September 30, 1997. The Company expects to open additional stores in the future in selected markets throughout the United States, as well as in Asia-Pacific, European and Latin American countries.

BOOKS AND MAGAZINES
  The Company has book imprints in the United States offering books for children and adults. The Company also produces several magazines including W, Jane, Los Angeles, Family Fun, Disney Adventures as well as Discover, a general science magazine. In addition, the Company is a partner in a joint venture which produces children's books and magazines and computer software magazines in France.

MULTIMEDIA
  Disney Interactive is a software business that licenses, develops and markets entertainment and educational computer software and video game titles for home and school. The Disney Online business develops, publishes and distributes content for narrow-band on-line services, the interactive software market, interactive television platforms, Internet web sites, including Disney.com and Disney's Daily Blast, and other emerging technology ventures.

OTHER ACTIVITIES
  The Company produces audiovisual materials for the educational market, including videocassettes and film strips. It also licenses the manufacture and sale of posters and other teaching aids. The Company markets and distributes, through various channels, animation cel art and other animation-related artwork and collectibles.

COMPETITIVE POSITION
  The success of the Creative Content operations is heavily dependent upon public taste, which is unpredictable and subject to change. In addition, filmed entertainment operating results fluctuate due to the timing and performance of theatrical and home video releases. Release dates are determined by several factors, including timing of vacation and holiday periods and competition. Operating results for the licensing and retail distribution business are influenced by seasonal consumer purchasing behavior and by the timing and performance of animated theatrical releases.

  The Company's Creative Content businesses compete with all forms of entertainment. A significant number of companies produce and/or distribute theatrical and television films, exploit products in the home video market, provide pay television programming services, sponsor live theater, and/or produce interactive software. The Company also competes to obtain creative talents, story properties, advertiser support, broadcast rights and market share, which are essential to the success of all of the Company's Creative Content businesses.

  The Company competes in its character merchandising and other licensing, publishing and retail activities with other licensers, publishers and retailers of character, brand and celebrity names. Although public information is limited, the Company believes it is the largest worldwide licenser of character-based merchandise and producer/distributor of children's audio and film-related products.

                                 BROADCASTING

TELEVISION AND RADIO NETWORKS
  The Company operates the ABC Television Network, which as of September 30, 1997 had 223 primary affiliated stations operating under long-term agreements reaching 99.9% of all U.S. television households. The ABC Television Network broadcasts programs in "dayparts" and types as follows: Monday through Friday Early Morning, Daytime and Late Night, Monday through Sunday Prime Time and News, Children's and Sports. The Company also operates the ABC Radio Networks, which reach more than 140 million domestic listeners weekly and consists of over 7,200 program affiliations on more than 2,900 radio stations. During 1997, the Company launched Radio Disney, a 24-hour children's radio network. The ABC Radio Networks also produce and distribute a number of radio program series for radio stations nationwide and can be heard in more than 90 countries worldwide.

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

TELEVISION AND RADIO STATIONS
  The Company owns nine very high frequency (VHF) television stations, five of which are located in the top ten markets in the United States; one ultra high frequency (UHF) television station; eleven standard (AM) radio stations; and fifteen frequency modulation (FM) radio stations. All of the television stations are affiliated with the ABC Television Network, and 21 of the 26 radio stations are affiliated with the ABC Radio Networks. The Company's television stations reach 24% of the nation's television households, calculated using the multiple ownership rules of the Federal Communications Commission (FCC). The Company's radio stations reach more than 14 million people weekly in the top twenty United States advertising markets. Markets, frequencies and other station details are set forth in the following tables:

TELEVISION STATIONS

                                                        EXPIRATION   TELEVISION
                                                        DATE OF FCC    MARKET
STATION AND MARKET                          CHANNEL    AUTHORIZATION RANKING (1)
------------------                          -------    ------------- -----------
WABC-TV (New York, NY)...................      7       Jun. 1, 1999        1
KABC-TV (Los Angeles, CA)................      7       Dec. 1, 1998        2
WLS-TV (Chicago, IL).....................      7            (2)            3
WPVI-TV (Philadelphia, PA)...............      6       Aug. 1, 1999        4
KGO-TV (San Francisco, CA)...............      7       Dec. 1, 1998        5
KTRK-TV (Houston, TX)....................      13      Aug. 1, 1998       11
WTVD-TV (Raleigh-Durham, NC).............      11      Dec. 1, 2004       29
KFSN-TV (Fresno, CA).....................      30      Dec. 1, 1998       55
WJRT-TV (Flint, MI)......................      12      Oct. 1, 2005       63
WTVG-TV (Toledo, OH).....................      13      Oct. 1, 2005       66

RADIO STATIONS
                                           FREQUENCY    EXPIRATION      RADIO
                                          AM-KILOHERTZ  DATE OF FCC    MARKET
STATION AND MARKET                        FM-MEGAHERTZ AUTHORIZATION RANKING (3)
------------------                        ------------ ------------- -----------
WABC (New York, NY)......................     770 K    Jun. 1, 1998        1
KABC (Los Angeles, CA)...................     790 K         (2)            2
KTZN (Los Angeles, CA)...................     710 K         (2)            2
WLS (Chicago, IL)........................     890 K    Dec. 1, 2004        3
KGO (San Francisco, CA)..................     810 K         (2)            4
KSFO (San Francisco, CA).................     560 K         (2)            4
WJR (Detroit-MI).........................     760 K    Oct. 1, 2004        6
WBAP (Dallas-Fort Worth, TX).............     820 K    Aug. 1, 2005        7
WMAL (Washington, DC)....................     630 K    Oct. 1, 2003        8
WDWD (Atlanta, GA).......................     590 K    Apr. 1, 2004       12
KDIZ (Minneapolis-St.Paul, MN)...........    1440 K    Apr. 1, 2005       16
WPLJ (FM) (New York, NY).................    95.5 M    Jun. 1, 1998        1
KLOS (FM) (Los Angeles, CA)..............    95.5 M         (2)            2

                                           FREQUENCY    EXPIRATION      RADIO
                                          AM-KILOHERTZ  DATE OF FCC    MARKET
STATION AND MARKET                        FM-MEGAHERTZ AUTHORIZATION RANKING (3)
------------------                        ------------ ------------- -----------
WXCD (FM) (Chicago, IL)..................    94.7 M         (2)            3
WPLT (FM) (Detroit, MI)..................    96.3 M    Oct. 1, 2004        6
WDRQ (FM) (Detroit, MI)..................    93.1 M    Oct. 1, 2001        6
KSCS (FM) (Dallas-Fort Worth, TX)........    96.3 M    Aug. 1, 2005        7
WRQX (FM) (Washington, DC)...............   107.3 M    Oct. 1, 2003        8
WJZW (FM) (Washington, DC)...............   105.9 M    Oct. 1, 2001        8
WKHX (FM) (Atlanta, GA)..................   101.5 M    Apr. 1, 2004       12
WYAY (FM) (Atlanta, GA)..................   106.7 M    Apr. 1, 2004       12
KQRS (FM) (Minneapolis-St.Paul, MN)......    92.5 M    Apr. 1, 2005       16
KXXR (FM) (Minneapolis-St.Paul, MN)......    93.7 M    Apr. 1, 2005       16
KZNR (FM) (Minneapolis-St.Paul, MN)).....   105.1 M    Apr. 1, 2005       16
KZNT (FM) (Minneapolis-St.Paul, MN)......   105.3 M    Apr. 1, 2005       16
KZNZ (FM) (Minneapolis-St.Paul, MN)......   105.7 M    Apr. 1, 2005       16

--------
(1) Based on Nielsen U.S. Television Household Estimates, September 1997
(2) See "Federal Regulation" and "Renewals"
(3) Based on 1996 Arbitron Radio Market Rank

CABLE AND INTERNATIONAL BROADCAST
  The Company's cable and international broadcast operations are principally involved in the production and distribution of cable television programming, the licensing of programming to domestic and international markets and investment in joint ventures in foreign-based television operations and television production and distribution entities. The Company owns The Disney Channel, 80% of ESPN Inc., 37.5% of the A&E Television Networks, 50% of Lifetime Entertainment Services, 34.4% of E! Entertainment Television and has various other international investments. During the first quarter of 1998, the Company acquired the Classic Sports Network.

  The Disney Channel, which has approximately 30 million domestic and 7 million international subscribers, is a cable and satellite television service. New shows developed for original use by The Disney Channel include dramatic, adventure, comedy and educational series, as well as documentaries and first-run television movies. In addition, entertainment specials include shows originating from both the Walt Disney World Resort(R) and Disneyland Park(R). The balance of the programming consists of products acquired from third parties and products from the Company's theatrical film and television programming library. The Disney Channel Taiwan and U.K. premiered in 1995, followed by the launch of The Disney Channel Australia in 1996. The Company began broadcasting The Disney Channel Malaysia in October 1996, The Disney Channel France in March 1997 and The Disney Channel Middle East in April 1997. Planned launches in 1998 include, The Disney Channel Italy and Spain. The Company continues to explore the development of The Disney Channel in other countries around the world.

  ESPN Inc. operates ESPN, a cable and satellite sports programming service reaching 72 million subscribers domestically and 152 million households in 190 countries internationally, ESPN2, which reaches 50 million domestic subscribers, and in 1997 began broadcasting ESPNews, a 24-hour sports news cable channel, that reaches approximately 5 million subscribers nationwide. ESPN also owns 33% of Eurosport, a pan-European satellite-delivered cable and direct-to-home sports programming service, 25% of Sportsvision Australia and 50% of ESPN Brazil. ESPN owns a 50% interest in the ESPN STAR joint venture which delivers sports programming throughout most of Asia and 33% of the Net Star venture which owns The Sports Network, among other media properties in Canada.

  The A&E Television Network is a cable programming service devoted to cultural and entertainment programming reaching 78 million subscribers. The History Channel, which is owned by A&E, reaches 36 million subscribers.

  Lifetime Entertainment Services owns Lifetime Television, which reaches 69 million cable subscribers and is devoted to women's lifestyle programming.

  The Classic Sports Network is a cable programming service devoted to memorable sporting events reaching 10 million subscribers.

  The Company's share of the financial results of the cable and international broadcast services, other than The Disney Channel and ESPN Inc., are reported under the heading "Corporate activities and other" in the Company's consolidated statements of income.

COMPETITIVE POSITION
  The ABC Television Network, The Disney Channel, ESPN and other broadcasting affiliates primarily compete for viewers with the other television networks, independent television stations, other video media such as cable television, satellite television program services and videocassettes. In the sale of advertising time, the broadcasting operations compete with other television networks, independent television stations, suppliers of cable television programs and other advertising media such as newspapers, magazines and billboards. Substantial competition also exists for exclusive broadcasting rights for television programs such as Monday Night Football. The ABC Radio Networks likewise compete with other radio networks and radio programming services, independent radio stations and other advertising media.

  The Company's television and radio stations are in competition with other television and radio stations, cable television systems, satellite television program services, videocassettes and other advertising media such as newspapers, magazines and billboards. Such competition occurs primarily in individual market areas. A television station in one market does not compete directly with other stations in other market areas.

FEDERAL REGULATION
  Television and radio broadcasting are subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended (the "Communications Act"). The Communications Act empowers the FCC, among other things, to issue, revoke or modify broadcasting licenses, determine the location of stations, regulate the equipment used by stations, adopt such regulations as may be necessary to carry out the provisions of the Communications Act and impose certain penalties for violation of its regulations.

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

RENEWALS
  Broadcasting licenses are granted for a maximum period of eight years, and are renewable upon application therefor if the Commission finds that the public interest would be served thereby. During certain periods when a renewal application is pending, other parties may file petitions to deny the application for renewal of a license. Renewal applications are now pending for WLS-TV, KABC, KTZN, KGO, KSFO, KLOS (FM) and WXCD (FM). All of the Company's other owned stations have been granted license renewals by the FCC for maximum terms.

                            THEME PARKS AND RESORTS

  The Company operates the Walt Disney World Resort in Florida and the Disneyland Park and two hotels in California. The Company also earns royalties on revenues generated by the Tokyo Disneyland(R) theme park and has an ownership interest in Disneyland Paris.

WALT DISNEY WORLD RESORT
  The Walt Disney World Resort is located on approximately 30,500 acres of land owned by Company subsidiaries 15 miles southwest of Orlando, Florida. The resort includes three theme parks (the Magic Kingdom, Epcot and the Disney-MGM Studios), hotels and villas, an entertainment complex, a shopping village, conference centers, campgrounds, golf courses, water parks and other recreational facilities designed to attract visitors for an extended stay. A fourth theme park, Disney's Animal Kingdom, will open in spring 1998 and will feature thrill rides, exotic landscapes and close encounters with wild animals.

  The Company markets the entire Walt Disney World destination resort through a variety of national, international and local advertising and promotional activities. The Walt Disney World Resort began a 15-month-long celebration of its 25th Anniversary in October 1996 with a series of promotional and special events. A number of attractions in each of the theme parks are sponsored by corporate participants through long-term participation agreements.

  MAGIC KINGDOM - The Magic Kingdom, which opened in 1971, consists of seven principal areas: Main Street U.S.A., Liberty Square, Frontierland, New Tomorrowland, Fantasyland, Adventureland and Mickey's Toontown Fair. These areas feature themed rides and attractions, restaurants, refreshment stands and merchandise shops.

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

  DISNEY-MGM STUDIOS - The Disney-MGM Studios, which opened in 1989, consists of a theme park, an animation studio and a film and television production facility. The park centers around Hollywood as it was during the 1930's and 1940's and features Disney animators at work and a backstage tour of the film and television production facilities in addition to themed food service and merchandise facilities and other attractions. The production facility consists of three sound stages, merchandise shops and a back lot area and currently hosts both feature film and television productions.

  RESORT FACILITIES - As of September 30, 1997, the Company owned and operated 13 resort hotels and a complex of villas and suites at the Walt Disney World Resort, with a total of approximately 16,700 rooms and 318,000 square feet of conference meeting space. Included among the resort hotels is Disney's Coronado Springs Resort, a 1,967 room moderately priced hotel and convention center themed around Mexico and the American Southwest, which opened in August 1997. Currently under development is phase three of Disney's All-Star Resorts with an additional 1,920 rooms expected to be completed in 1999. In addition, Disney's Fort Wilderness camping and recreational area offers approximately 1,200 campsites and wilderness homes. The resort also offers professional development and personal enrichment programs at The Disney Institute.

  Recreational activities available at the resort facilities include five championship golf courses, miniature golf courses, full-service spas, an animal sanctuary, tennis, sailing, water skiing, swimming, horseback riding and a number of other noncompetitive sports and leisure time activities. The resort also operates three water parks: Blizzard Beach, River Country and Typhoon Lagoon.

  The Company has also developed a 120-acre shopping facility and entertainment complex known as Downtown Disney, which consists of the Disney Village Marketplace, Pleasure Island and The West Side. In addition to more than 20 specialty retail shops and restaurants, the Disney Village Marketplace is home to the 50,000-square-foot World of Disney, which opened in October 1996 and is the largest Disney retail outlet. Pleasure Island, an entertainment center adjacent to the Disney Village Marketplace, includes restaurants, night clubs and shopping facilities. The West Side, with phased-in openings that began in fall 1997, is situated on 66 acres on the west side of Pleasure Island and includes several third-party operations, including the House of Blues, a New Orleans-style restaurant and live entertainment facility; Wolfgang Puck's Cafe, a California cuisine restaurant; Virgin Records Megastore, a music, video and book showplace; Cirque du Soleil, a high energy acrobatics and modern dance show; Bongos Cuban Cafe, a cafe/night club; and an AMC theater complex, the largest theater complex in Florida.

  The recently opened Disney's Wide World of Sports is an international sports complex providing professional caliber training and competition, festival and tournament events and interactive sports activities. The complex's venues accommodate more than 30 different sporting events, including baseball, basketball, softball, track and field, football and soccer. Its 7,500-seat stadium will be the spring training site for the Atlanta Braves. In addition, the Harlem Globetrotters use the facility for their official training site and holiday-season 12-game series. The Amateur Athletic Union hosts more than 30 events a year at the facility and guests are able to enjoy various retail stores and food outlets.

  Currently under development are Celebration, a 4,900-acre town, and Disney Cruise Line, a cruise vacation line that will include two 85,000-ton ships-- Disney Magic and Disney Wonder. The maiden voyage of Disney Magic is scheduled for spring 1998. Both ships will cater to children, families and adults, with distinctly themed areas for each group, and will feature 875 staterooms which offer 25% more living space than the current cruise line industry average. Disney Wonder is expected to enter service at the end of calendar 1998. Each cruise vacation will include a visit to Disney's Castaway Cay, a 1,000-acre private Bahamian island in the Abacos. The Company plans to package cruise vacations with visits to the Walt Disney World Resort.

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

DISNEYLAND
  The Company owns 330 acres and has under long-term lease an additional 39 acres of land in Anaheim, California. Disneyland, which opened in 1955, consists of eight principal areas: Toontown, Fantasyland, Adventureland, Frontierland, Tomorrowland, New Orleans Square, Main Street and Critter Country. These areas feature themed rides and attractions, restaurants, refreshment stands and merchandise shops. A number of the Disneyland attractions are sponsored by corporate participants. The Company markets Disneyland through international, national and local advertising and promotional activities. The Company also owns and operates the 1,100-room Disneyland Hotel and the 500-room Disneyland Pacific Hotel near Disneyland.

  During 1997, the Company began the renovation of Tomorrowland, which is scheduled to reopen with new rides and attractions in the spring of 1998.

  The Company has begun construction on a new theme park, Disney's California Adventure, projected to open in the year 2001. The new theme park will be constructed on property adjacent to the park. Disney's California Adventure will celebrate the many attributes of the state of California and will feature Disneyland Center, a themed complex of shopping, dining and entertainment venues; the Grand Californian, a deluxe 750-room hotel located inside the park; and an assortment of California-themed areas with associated rides and attractions.

DISNEY VACATION CLUB
  In 1995, the Company completed the 497-unit Disney Old Key West Resort at the Walt Disney World Resort. In addition, 175 units in Vero Beach, Florida opened in October 1995, and 102 units on Hilton Head Island, South Carolina and 383 villas located at Disney's BoardWalk Resort opened in 1996. Available units at each facility are intended to be sold under a vacation ownership plan and operated partially as rental property until the units are sold.

DISNEY REGIONAL ENTERTAINMENT
  The Company is developing a variety of new entertainment concepts to be located in metropolitan and suburban locations in the United States and around the world. These businesses may include sports concepts, interactive entertainment venues, family play centers and other operations that are based on Disney brands and creative properties.

  In February 1997, the Company opened its first Club Disney, a 25,000-square-foot community playsite oriented toward creative activities for children and their grownups. Club Disney offers an array of diverse environments designed to entertain and educate, as well as a cafe, unique retail merchandise and themed birthday party rooms. Additional Club Disney openings are planned in various suburban markets.

  The Company is also developing The ESPN Zone, a sports-themed dining and entertainment venue. The first facility is expected to open in the summer of 1998 in Baltimore, Maryland.

  Also expected to open in the summer of 1998 is the Company's first DisneyQuest, an indoor entertainment venue for guests of all ages. DisneyQuest combines the magic of Disney with interactive technologies and classic story-telling in four distinct environments, as well as retail merchandise and food areas. The initial facility will be at the Walt Disney World Resort's Downtown Disney complex.

TOKYO DISNEYLAND
  The Company earns royalties on revenues generated by the Tokyo Disneyland theme park, which is owned and operated by Oriental Land Co., Ltd. (OLC), an unrelated Japanese corporation. The park, which opened in 1983, is similar in size and concept to Disneyland and is located approximately six miles from downtown Tokyo, Japan.

  In November 1997, OLC announced its intent to proceed with the construction of a second theme park designed by the Company, which will be called Tokyo DisneySea, together with a 500-room Disney-branded hotel and monorail system. Tokyo DisneySea is scheduled to open in fall 2001.

  OLC is also in the preliminary stages of developing a retail, dining and entertainment complex adjacent to Tokyo Disneyland in what is known as the Maihama Station Area, which will include a 500-room Disney-branded hotel owned and operated by OLC under license from a Company subsidiary.

  Construction costs on the development projects are being borne by OLC, which is also reimbursing the Company for its design, technical and operational assistance costs. Under the Company's agreements with OLC, the Company will be entitled to royalties from Tokyo DisneySea and the new hotels.

DISNEYLAND PARIS
  Disneyland Paris is located on a 4,800-acre site at Marne-la-Vallee, approximately 20 miles east of Paris, France. The theme park, which opened in April 1992, features 42 attractions in its five themed lands. Seven themed hotels, with a total of approximately 5,800 rooms, are part of the resort complex, together with an entertainment center offering a variety of retail, dining and show facilities. The project has been developed pursuant to a 1987 master agreement with French governmental authorities by Euro Disney S.C.A., a publicly held French company in which the Company holds a 39% equity interest and which is managed by a subsidiary of the Company. The financial results of the Company's investment in Euro Disney are reported under the heading "Corporate activities and other" in the Company's consolidated statements of income.

WALT DISNEY IMAGINEERING
  Walt Disney Imagineering provides master planning, real estate development, attraction and show design, engineering support, production support, project management and other development services for the Company's operations.

ANAHEIM SPORTS, INC.
  The Company owns and operates a National Hockey League franchise, the Mighty Ducks of Anaheim. In addition, the Company manages the Anaheim Angels Major League Baseball team, owning a 25% general partnership interest, with an option to purchase the entire team at a later date.

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

ITEM 2. PROPERTIES

  The Walt Disney World Resort, Disneyland Park and other properties of the Company and its subsidiaries are described in Item 1 under the caption Theme Parks and Resorts. Film library properties are described in Item 1 under the caption Creative Content. Radio and television stations owned by the Company are described under the caption Broadcasting.

  A subsidiary of the Company owns approximately 51 acres of land in Burbank, California on which the Company's studios and executive offices are located. The studio facilities are used for the production of both live-action and animated motion pictures and television products. In addition, Company subsidiaries lease office and warehouse space for certain studio and corporate activities. Other properties include a 400,000 square foot office building in Burbank, California, which is used for the Company's operations.

  A subsidiary of the Company owns approximately 1.8 million square feet of office buildings on approximately 96 acres in Glendale, California. The buildings are used for the Company's operations and also contain space leased to third parties.

  The Company's broadcasting segment corporate offices are located in a Company-owned building in New York City. The Company also owns the ABC Television Center adjacent to the corporate offices and ABC Radio Networks' studios, also in New York City.

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

  A U.K. subsidiary of the Company owns buildings on a four-acre parcel under long-term lease in London, England. The mixed-use development consists of 140,000 square feet of office space occupied by subsidiary operations, a 27,000 square foot building leased to a third party and 65,000 square feet of retail space. A second phase of this development is under construction, due to be completed in 1998, including a 142,000 square foot office building to be occupied by Company subsidiaries. Company subsidiaries also lease office space in other parts of Europe and Asia.

  The Disney Stores and Disney Regional Entertainment lease retail space for their operations.

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

  On January 3, 1997, two purported stockholders, Richard and David Kaplan, filed a putative derivative action in the Superior Court of the State of California, Los Angeles County (the "California Court"), alleging that certain current and former directors of the Company breached their fiduciary duties of loyalty and care and wasted corporate assets in connection with entering into and terminating the Company's employment agreement with its former president, Michael S. Ovitz. On January 7, 1997, two other purported stockholders, William and Geraldine Brehm, filed a substantially identical complaint in the Court of Chancery for the State of Delaware, New Castle County (the "Delaware Court"), and another purported stockholder, Michael Grening, filed a similar complaint in the Delaware Court. On January 14, 1997, Mr. Grening, together with other purported stockholders Michelle De Benedictis, Peter Lawrence and Judith B. Wohl, filed a similar complaint in the California Court. On February 7, 1997, other purported stockholders, Thomas Malloy, Richard Kaser, Carol Kaser, Melvyn Zupnick, Michael Caesar, Robert S. Goldberg and Michael Shores, filed a similar claim in the California Court.

  On May 28, 1997, all these claimants together filed an amended complaint in the Delaware Court, which names as defendants all of the Company's current directors, together with Mr. Ovitz and Stephen F. Bollenbach, the Company's former Chief Financial Officer and a former director. The complaint seeks, among other things, a declaratory judgment that Mr. Ovitz's employment agreement was void or, alternatively, that Mr. Ovitz's termination should be deemed a termination "for cause" and any severance payments to him forfeited , and compensatory or rescissory damages and injunctive and other equitable relief from the named defendants. It also seeks class action status to pursue a claim for damages and invalidation of the 1997 election of directors, based upon allegations of insufficient disclosures concerning, among other things, Mr. Ovitz's termination and Mr. Eisner's compensation.

  The Company believes that the allegations in the complaint are without merit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE COMPANY
  The executive officers of the Company are elected each year at the organizational meeting of the Board of Directors which follows the annual meeting of the stockholders and at other meetings as appropriate. Each of the executive officers has been employed by the Company in the position or positions indicated in the list and pertinent notes below. Messrs. Eisner, Disney, Litvack and Murphy have been employed by the Company as executive officers for more than five years.

  At September 30, 1997, the executive officers were as follows:

                                                                         Executive
                                                                          Officer
        Name        Age                    Title                           Since
 ------------------ --- ------------------------------------------       ---------
 Michael D. Eisner   55 Chairman of the Board and Chief Executive          1984
                         Officer
 Roy E. Disney       67 Vice Chairman of the Board                         1984
 Sanford M. Litvack  61 Senior Executive Vice President and Chief          1991
                         of Corporate Operations
 Richard D. Nanula   37 Senior Executive Vice President and Chief          1996
                         Financial Officer /1/
 John F. Cooke       55 Executive Vice President-Corporate Affairs /2/     1995

 Lawrence P. Murphy  45 Executive Vice President and Chief                 1985
                         Strategic Officer and Chairman of
                         Disney Cruise Line

--------
/1/ Mr. Nanula joined the Company's strategic planning operation in 1986 and was named Vice President-Treasurer of the Company in January 1990. He was named Senior Vice President and Chief Financial Officer in August 1991, Executive Vice President in February 1994 and President of The Disney Stores, Inc. in November 1994, where he served until assuming his present position in February 1996.
/2/ Mr. Cooke served as President of the The Disney Channel from 1985 until assuming his present position in February 1995.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

  The Company's common stock is listed on the New York and Pacific stock exchanges (NYSE symbol DIS). The following sets forth the high and low composite closing sale prices for the fiscal periods indicated.

                                                                 Sale Prices
                                                              ------------------
                                                                High      Low
                                                              --------- --------
        1997
       4th Quarter........................................... $80 15/16 $75 3/16
       3rd Quarter...........................................  84 1/2    71 1/8
       2nd Quarter...........................................  78 1/8    67 3/8
       1st Quarter...........................................  76        62 1/2
        1996
       4th Quarter........................................... $63 5/8   $53 3/8
       3rd Quarter...........................................  65 5/8    58 1/4
       2nd Quarter...........................................  69 3/4    59 1/2
       1st Quarter...........................................  62 7/8    55 3/8

  The Company declared a first quarter dividend of $.11 per share and three subsequent quarterly dividends of $.1325 per share in 1997, and in 1996, declared a first quarter dividend of $.09 per share and three subsequent quarterly dividends of $.11 per share.

  As of September 30, 1997, the approximate number of record holders of the Company's common stock was 588,000.

ITEM 6. SELECTED FINANCIAL DATA

(In millions, except per share data)

                               1997(1)  1996(2),(3)  1995     1994    1993(4)
                               -------  ----------- -------  -------  -------
Statements of income
 Revenues                      $22,473    $18,739   $12,151  $10,090  $ 8,531
 Operating income                4,447      3,033     2,466    1,972    1,722
 Income before cumulative
  effect of accounting changes   1,966      1,214     1,380    1,110      671
 Cumulative effect of
  accounting changes               --         --        --       --      (371)
 Net income                      1,966      1,214     1,380    1,110      300
Per share
 Earnings before cumulative
  effect of accounting changes $  2.86    $  1.96   $  2.60  $  2.04  $  1.23
 Cumulative effect of
  accounting changes               --         --        --       --      (.68)
 Earnings                         2.86       1.96      2.60     2.04      .55
 Dividends                         .51        .42       .35      .29      .24
Balance sheets
 Total assets                  $37,776    $36,626   $14,606  $12,826  $11,751
 Borrowings                     11,068     12,342     2,984    2,937    2,386
 Stockholders' equity           17,285     16,086     6,651    5,508    5,031
Statements of cash flows
 Cash provided by operations   $ 7,064    $ 4,625   $ 3,510  $ 2,808  $ 2,145
 Investing activities           (5,901)   (13,464)   (2,288)  (2,887)  (2,660)
 Financing activities           (1,124)     8,040      (332)     (97)     113

--------
(1) 1997 results include a $135 million gain from the sale of KCAL-TV. The earnings per share impact of the gain was $.11. See Note 2 to the Consolidated Financial Statements.
(2) These amounts reflect the impact of the acquisition of ABC. See Note 2 to the Consolidated Financial Statements.
(3) 1996 results include a $300 million non-cash charge pertaining to the implementation of SFAS 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and a $225 million charge for costs related to the acquisition of ABC. The earnings per share impacts of these charges were $.30 and $.22, respectively. See Notes 2 and 11 to the Consolidated Financial Statements.
(4) In 1993, the Company changed its accounting policy for project-related pre-opening costs, adopted SFAS 106 Employers' Accounting for Postretirement Benefits Other Than Pensions and adopted SFAS 109 Accounting for Income Taxes. The cumulative effect of these accounting changes on the 1993 results follows.

                                                      Earnings
                                               Net      per
                                              income   share
                                              ------  --------
       Expense pre-opening costs as incurred  $(271)   $(.50)
       Adopt SFAS 106                          (130)    (.24)
       Adopt SFAS 109                            30      .06
                                              -----    -----
                                              $(371)   $(.68)
                                              =====    =====

  Operating and net income for 1993 also reflect a $350 million charge to fully reserve the Company's outstanding receivables from Euro Disney and the Company's commitment to help fund Euro Disney for a limited period. The earnings per share impact of the charge, net of income tax benefit, was $.40.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  The Company acquired the operations of ABC, Inc. ("ABC") on February 9, 1996 and completed its final purchase price allocation and determination of the related intangible assets during the second quarter of 1997. To enhance comparability, certain information for 1996 and 1995 is presented on a "pro forma" basis, which assumes the ABC acquisition and the related final purchase price allocation occurred at the beginning of these periods. The pro forma results are not necessarily indicative of the combined results that would have occurred had the acquisition actually occurred at the beginning of these periods.

  The Company's 1997 results, prior-year pro forma amounts and as reported results since the date of the ABC acquisition reflect the impacts of the acquisition including the use of purchase accounting as well as significant increases in amortization of intangible assets, interest expense, the effective income tax rate and shares outstanding.

                             CONSOLIDATED RESULTS
                     (in millions, except per share data)

                                                              PRO FORMA
                                      AS REPORTED            (unaudited)
                                -------------------------  ----------------
                                 1997     1996     1995     1996     1995
                                -------  -------  -------  -------  -------
Revenues:
 Creative Content               $10,937  $10,159  $ 7,736  $10,607  $ 9,086
 Broadcasting                     6,522    4,078      414    6,129    5,862
 Theme Parks and Resorts          5,014    4,502    4,001    4,502    4,001
                                -------  -------  -------  -------  -------
 Total                          $22,473  $18,739  $12,151  $21,238  $18,949
                                =======  =======  =======  =======  =======
Operating income: (1)
 Creative Content               $ 1,882  $ 1,561  $ 1,531  $ 1,555  $ 1,565
 Broadcasting                     1,294      782       76    1,100      982
 Theme Parks and Resorts          1,136      990      859      990      859
 Gain on sale of KCAL               135      --       --       --       --
 Accounting change                  --      (300)     --      (300)     --
                                -------  -------  -------  -------  -------
 Total                            4,447    3,033    2,466    3,345    3,406
Corporate activities and other     (367)    (309)    (239)    (249)    (255)
Net interest expense               (693)    (438)    (110)    (698)    (775)
Acquisition-related costs           --      (225)     --       --       --
                                -------  -------  -------  -------  -------
Income before income taxes        3,387    2,061    2,117    2,398    2,376
Income taxes                     (1,421)    (847)    (737)  (1,067)  (1,069)
                                -------  -------  -------  -------  -------
Net income                      $ 1,966  $ 1,214  $ 1,380  $ 1,331  $ 1,307
                                =======  =======  =======  =======  =======
Earnings per share              $  2.86  $  1.96  $  2.60  $  1.93  $  1.91
                                =======  =======  =======  =======  =======
Net income excluding non-
 recurring items (2)            $ 1,886  $ 1,534  $ 1,380  $ 1,514  $ 1,307
                                =======  =======  =======  =======  =======
Earnings per share excluding
 non-recurring items (2)        $  2.75  $  2.48  $  2.60  $  2.20  $  1.91
                                =======  =======  =======  =======  =======
Amortization of intangible
 assets included in operating
 income                         $   439  $   301  $   --   $   476  $   476
                                =======  =======  =======  =======  =======
Average number of common and
 common equivalent shares
 outstanding                        687      619      530      689      685
                                =======  =======  =======  =======  =======
--------
(1) Includes depreciation and amortization (excluding film cost) of:

  Creative Content              $   222  $   186  $   107  $   230  $   199
  Broadcasting                      508      382        8      521      510
  Theme Parks and Resorts           408      358      335      358      335
                                -------  -------  -------  -------  -------
                                $ 1,138  $   926  $   450  $ 1,109  $ 1,044
                                =======  =======  =======  =======  =======

(2) The 1997 results include a $135 million gain from the sale of KCAL-TV. See
    Note 2 to the Consolidated Financial Statements. The 1996 results include two non-recurring charges. The Company adopted Statement of Financial Accounting Standards No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which resulted in the Company recognizing a $300 million non-cash charge. In addition, the Company recognized a $225 million charge for costs related to the acquisition of ABC. See Notes 2 and 11 to the Consolidated Financial Statements.

  The following discussion of 1997 versus 1996 and 1996 versus 1995 performance is primarily based on pro forma results for 1996 and 1995. The Company believes pro forma results represent the best comparative standard for assessing net income, changes in net income and earnings trends, as the pro forma presentation combines a full year of the results of the Company and its acquired ABC operations. The discussion of consolidated results also includes "as reported" comparisons to the extent there have been material changes in reported amounts. The discussion of Theme Parks and Resorts segment results is on an as reported basis since the pro forma adjustments did not impact this segment.

CONSOLIDATED RESULTS

1997 VS. 1996
  Compared to 1996 pro forma results, revenues increased 6% to $22.5 billion, reflecting growth in all business segments. Net income and earnings per share, excluding non-recurring items, increased 25% to $1.9 billion and $2.75, respectively. These results were driven by increased operating income across all business segments, partially offset by an increase in corporate activities and other driven by certain non-recurring items in both the current and prior year. The current year reflects settlements with former senior executives and the prior year reflects certain gains at ABC, primarily related to the sale of an investment in a cellular communications company.

  The effective income tax rate compared to 1996 pro forma results decreased in 1997 primarily as a result of a reduction in the ratio of nondeductible amortization of intangible assets to total income before income taxes.

  As reported revenues increased 20%, reflecting increases in all business segments and the impact of the acquisition of ABC. Net income, excluding the non-recurring items, increased 23% driven by increased operating income for each business segment. Earnings per share, excluding non-recurring items, increased 11%, reflecting net income growth, partially offset by the impact of additional shares issued in connection with the acquisition. Results for 1997 included a full period of ABC's operations.

1996 VS. 1995
  Pro forma revenues increased 12% to $21.2 billion, reflecting growth in all business segments. Net income, excluding non-recurring charges, increased 16% to $1.5 billion, and earnings per share increased 15% to $2.20. These results were driven by increased operating income at the Theme Parks and Resorts and Broadcasting segments.

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

  As reported corporate activities and other increased 29% to $309 million, reflecting higher corporate general and administrative costs and a $55 million gain in 1995 related to the sale of a portion of the Company's investment in Euro Disney. Net interest expense increased to $438 million, reflecting new borrowings in connection with the acquisition, partially offset by lower interest rates.

BUSINESS SEGMENT RESULTS

CREATIVE CONTENT

1997 VS. 1996
  Revenues increased 3% or $330 million compared with pro forma 1996 to $10.9 billion, driven by growth of $210 million in the Disney Stores, $143 million in character merchandise licensing, $104 million in television distribution and $88 million in home video, partially offset by declines in publishing revenues of $187 million. Growth at the Disney Stores reflected continued worldwide expansion with 106 new stores opening in 1997, bringing the total number of stores worldwide to 636. New stores contributed $109 million in revenues in the current year. Increases in character merchandise licensing reflected the strength of Winnie the Pooh and Toy Story domestically, and standard characters and 101 Dalmatians worldwide. The increase in television revenues was driven by an increase in the distribution of film and television product in the international television market. Home video results reflected the successful performance of Toy Story, The Hunchback of Notre Dame and 101 Dalmatians worldwide and Bambi and Sleeping Beauty domestically. The decline in publishing revenues related to the operations disposed of during the year.

  Operating income increased 21% or $327 million compared with pro forma 1996 to $1.9 billion, reflecting improved results for theatrical distribution, character merchandise licensing and television distribution, partially offset by a reduction in home video results. Costs and expenses, which consist primarily of production cost amortization, distribution and selling expenses, product cost, labor and leasehold expense, were flat at $9.1 billion, reflecting increased amortization in the home video market and continued expansion of the Disney Stores, offset by a reduction in distribution costs in the domestic theatrical market, lower overall costs resulting from the disposition of certain publishing businesses during the year and the write-off of certain theatrical development projects in the prior year.

1996 VS. 1995
  Pro forma revenues increased 17% or $1.5 billion to $10.6 billion, driven by growth of $500 million in home video, $274 million in theatrical, $197 million in the Disney Stores and $151 million in character merchandise licensing. Home video revenues reflected Pocahontas, Cinderella and The Aristocats animated titles and The Santa Clause, While You Were Sleeping and Crimson Tide live-action titles domestically, as well as The Lion King and the animated version of 101 Dalmatians internationally. Theatrical revenues reflected the worldwide box office performance of Toy Story, The Rock and The Hunchback of Notre Dame, the international performance of Pocahontas and the domestic performance of Phenomenon. Revenues growth at the Disney Stores was driven by the opening of 101 new stores in 1996, bringing the total number of stores to 530. Comparable store sales declined 2%, primarily due to the strength of The Lion King merchandise in 1995, and new stores contributed $103 million of sales growth. Merchandise licensing revenues increased due to the strength of standard characters worldwide and the success of targeted marketing programs. Television revenues from program distribution were comparable to 1995, reflecting the success of live-action titles in pay television, offset by the syndication sale of Home Improvement in 1995.

  Pro forma operating income remained flat at $1.6 billion, reflecting improved results in home video and worldwide merchandise licensing offset by lower theatrical results. Costs and expenses increased 20% or $1.5 billion. The increase was primarily due to higher theatrical distribution and home video selling costs, higher production cost amortization, expansion of the Disney Stores and the write-off of certain theatrical development projects.

BROADCASTING

1997 VS. 1996
  Revenues increased 6% or $393 million compared with pro forma 1996 to $6.5 billion, driven by increases of $336 million at ESPN and The Disney Channel, and $74 million at the television network. The increases at ESPN and The Disney Channel were due primarily to higher advertising revenues and affiliate fees due primarily to expansion, subscriber growth and improved advertising rates. Growth in revenues at the television network was primarily the result of improved performance of sports, news and latenight programming, partially offset by a decline in prime time ratings.

  Operating income increased 18% or $194 million compared with pro forma 1996 to $1.3 billion, reflecting increases in revenues at ESPN and The Disney Channel, as well as improved results at the television stations, partially offset by decreases at the television network. Results at the television network reflected the impact of lower ratings, partially offset by benefits arising from current period sporting events, improvements in children's programming, continued strength in the advertising market and decreased program amortization. Costs and expenses increased 4% or $199 million. This increase reflected increased programming rights and production costs, driven by international growth at ESPN and increases at the television network, partially offset by benefits arising from reductions in program amortization and other costs at the television network, primarily attributable to the acquisition.

  The Company has continued to invest in its existing cable television networks and in new cable ventures to diversify and expand the available distribution channels for acquired and Company programming. During 1997, the Company acquired an equity stake in E! Entertainment Television, an entertainment-related network, invested in a number of international cable ventures and continued its worldwide expansion of The Disney Channel with launches in France and the Middle East. During the first quarter of 1998, the Company acquired the Classic Sports Network, a cable network devoted to memorable sporting events.

  The Company's cable operations continue to provide strong earnings growth. The Company's results for 1997 reflect an increase in income before income taxes of $182 million or 28% for mature cable properties compared with pro forma 1996 results, which include the Company's share of earnings from ESPN, The Disney Channel, A&E Television and Lifetime Television. These increases were partially offset by the Company's recognition of its proportionate share of losses associated with start-up cable ventures. Start-up cable ventures are generally operations that are in the process of establishing distribution channels and a subscriber base and that have not reached their full level of normalized operations. These include various ESPN and Disney Channel start-up cable ventures. Overall, the Company's cable results increased 29% compared with pro forma 1996.

  The financial results of ESPN and The Disney Channel are included in Broadcasting operating income. The Company's share of all other cable operations and the ESPN minority interest deduction are reported in "Corporate activities and other" in the consolidated statements of income.

1996 VS. 1995
  Pro forma revenues increased 5% or $267 million to $6.1 billion, reflecting a $309 million increase in revenues at ESPN and The Disney Channel, resulting from higher advertising revenues and affiliate fees due primarily to expansion, subscriber growth and improved advertising rates. Increases in revenues were partially offset by a $61 million decrease at the television network and stations due to the impact of ratings deterioration and the absence of the Super Bowl in 1996.

  Pro forma operating income increased 12% or $118 million to $1.1 billion, reflecting decreased costs and expenses at the television network, increased revenues at ESPN and The Disney Channel and lower program write-offs at KCAL. Costs and expenses increased 3% or $149 million, reflecting increased program rights and production costs driven by growth at ESPN and The Disney Channel internationally, partially offset by significantly decreased program amortization at the television network, primarily attributable to the acquisition, and lower program write-offs at KCAL.

THEME PARKS AND RESORTS

1997 VS. 1996
  Revenues increased 11% or $512 million to $5.0 billion, reflecting growth at the Walt Disney World Resort, which celebrated its 25th Anniversary. Growth at the resort included $272 million from greater guest spending, $111 million from increased occupied rooms and $97 million due to record theme park attendance. Higher guest spending reflected increased merchandise and food and beverage sales, higher admission prices and increased room rates at hotel properties. Increased merchandise spending reflected sales of the 25th Anniversary products and the performance of the World of Disney, the largest Disney retail outlet, which opened in October 1996. The increase in occupied rooms reflected higher occupancy and a complete year of operations at Disney's BoardWalk Resort, which opened in the fourth quarter of 1996. Occupied rooms also increased due to the opening of Disney's Coronado Springs Resort in August 1997. Record theme park attendance resulted from growth in domestic tourist visitation. Disneyland's revenues for the year were flat due to higher guest spending offset by reduced attendance from the prior-year's record level.

  Operating income increased 15% or $146 million to $1.1 billion, resulting primarily from higher guest spending, increased occupied rooms and record theme park attendance at the Walt Disney World Resort. Costs and expenses, which consist principally of labor, costs of merchandise, food and beverages sold, depreciation, repairs and maintenance, entertainment and marketing and sales expenses, increased 10% or $366 million. Increased operating costs were associated with growth in theme park attendance and occupied rooms, higher guest spending and increased marketing and sales expenses primarily associated with Walt Disney World Resort's 25th Anniversary celebration. Additional cost increases resulted from theme park and resort expansions including Disney's Animal Kingdom and Disney Cruise Line, which will begin operations in 1998.

1996 VS. 1995
  Revenues increased 13% or $501 million to $4.5 billion, reflecting growth of $191 million due to record theme park attendance, $148 million from greater guest spending, and $52 million due to increased occupied rooms, primarily at the Walt Disney World Resort. Record theme park attendance at both the Walt Disney World Resort and Disneyland Park in 1996 reflected growth in domestic and international tourist visitation. Increased guest spending resulted from higher admission prices, increased sales of food and beverages due to pricing and expanded locations, and higher room rates at hotel and resort properties. The increase in occupied rooms at the Walt Disney World Resort resulted from higher occupancy and a complete year of operations at Disney's All-Star Music Resort, which opened in phases during 1995. Occupied rooms also increased due to the opening of Disney's BoardWalk Resort in the fourth quarter of 1996.

  Operating income increased 15% or $131 million to $990 million, resulting primarily from higher theme park attendance, increased guest spending and increased occupied rooms at the Walt Disney World Resort. Costs and expenses increased 12% or $370 million, primarily due to increased operating hours in response to higher attendance, expansion of theme park attractions and resorts, increased marketing and sales expenses and increased costs associated with higher guest spending and increased occupied rooms.

LIQUIDITY AND CAPITAL RESOURCES

  The Company generates significant cash from operations and has substantial borrowing capacity to meet its operating and discretionary spending requirements. Cash provided by operations increased 53% or $2.4 billion to $7.1 billion in 1997, which includes a full-year's impact of ABC's operations.

  In 1997, the Company invested $5.1 billion to develop, produce and acquire rights to film and television properties and $1.9 billion to design and develop new theme park attractions, resort properties, real estate developments and other properties. 1996 investments totaled $3.7 billion and $1.7 billion, respectively.

  The $1.4 billion increase in investment in film and television properties was primarily driven by a full year of ABC's television spending.

  The $177 million increase in investment in theme parks, resorts and other properties resulted primarily from initiatives including Disney's Animal Kingdom, Disney's Coronado Springs Resort and Disney's California Adventure. Capital spending is expected to increase in 1998 from continued spending at Disney's Animal Kingdom as well as increases related to Disney Cruise Line, Disney's California Adventure, Disney Regional Entertainment and phase three of the Disney All-Star Resort at Walt Disney World.

  The Company acquires shares of its stock on an ongoing basis and is authorized as of September 30, 1997 to purchase up to an additional 88 million shares. During 1997, a subsidiary of the Company acquired 8 million shares of the Company's common stock for $633 million. The Company also used $342 million to fund dividend payments during the year.

  Since the acquisition of ABC, the Company has reduced its total borrowings and replaced a substantial portion of its commercial paper with longer-term financing. During 1997, total borrowings decreased $1.3 billion to $11.1 billion. The Company borrowed approximately $1.2 billion in 1997 with effective interest rates ranging from 4.4% to 5.9% and maturities in fiscal 1999 through fiscal 2057. Certain of these financing agreements are denominated in foreign currencies for which the Company has entered into cross-currency swap agreements effectively converting these obligations into U.S. dollar denominated LIBOR-based variable rate debt instruments. The Company also established two real estate investment trusts (REITs) and issued equity interests in the REITs to third-party investors in exchange for $1.3 billion. During the fourth quarter of 1997, the Company dissolved one of the REITs and repaid investors $468 million. During the second quarter of 1997, the Company issued approximately $1.2 billion in debt secured by certain assets of its newspaper operations. The secured debt has an interest rate based on one-month LIBOR and a maturity date of September 15, 1999. During the third quarter, $990 million of this debt was assumed by Knight-Ridder, Inc. in connection with the disposition of certain of the Company's newspaper operations. The Company has the capacity to issue up to $2.0 billion in additional debt under a U.S. shelf registration filed in March 1996, and $936 million under a European medium-term note program established in June 1996.

  The Company's financial condition remains strong. The Company believes that its cash, other liquid assets, operating cash flows and access to capital markets, taken together, provide adequate resources to fund ongoing operating requirements and future capital expenditures related to the expansion of existing businesses and development of new projects.

MARKET RISK

  The Company is exposed to the impact of interest rate changes, foreign currency fluctuations and changes in the market value of its investments.

POLICIES AND PROCEDURES
  In the normal course of business, the Company employs established policies and procedures to manage its exposure to changes in interest rates and fluctuations in the value of foreign currencies using a variety of financial instruments.

  The Company's objective in managing its exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, the Company primarily uses interest rate swaps to manage net exposure to interest rate changes related to its portfolio of borrowings. The Company maintains fixed rate debt as a percentage of its net debt between a minimum and maximum percentage, which is set by policy.

  The Company's objective in managing the exposure to foreign currency fluctuations is to reduce earnings and cash flow volatility associated with foreign exchange rate changes to allow management to focus its attention on its core business issues and challenges. Accordingly, the Company enters into various contracts which change in value as foreign exchange rates change to protect the value of its existing foreign currency assets, liabilities, commitments and anticipated foreign currency revenues. The Company uses option strategies which provide for the sale of foreign currencies to hedge probable, but not firmly committed, revenues. The principal currencies hedged are the Japanese yen, French franc, German mark, British pound, Canadian dollar, Italian lira and Spanish peseta. By policy, the Company maintains hedge coverage between minimum and maximum percentages of its anticipated foreign exchange exposures for each of the next five years. The gains and losses on these contracts offset changes in the value of the related exposures.

  It is the Company's policy to enter into foreign currency and interest rate transactions only to the extent considered necessary to meet its objectives as stated above. The Company does not enter into foreign currency or interest rate transactions for speculative purposes.

VALUE AT RISK
  The Company utilizes a "Value-at-Risk" (VAR) model to determine the maximum potential one-day loss in the fair value of its interest rate and foreign exchange sensitive financial instruments. The VAR model estimates were made assuming normal market conditions and a 95% confidence level. There are various modeling techniques which can be used in the VAR computation. The Company's computations are based on the interrelationships between movements in various currencies and interest rates (a "variance/co-variance" technique). These interrelationships were determined by observing interest rate and foreign currency market changes over the preceding quarter for the calculation of VAR amounts at yearend and over each of the four quarters for the calculation of average VAR amounts during the year. The model includes all of the Company's debt as well as all interest rate and foreign exchange derivatives contracts. The value of foreign exchange options do not change on a one-to-one basis with the underlying currency, as exchange rates vary. Therefore, the hedge coverage assumed to be obtained from each option has been adjusted to reflect its respective sensitivity to changes in currency values. Anticipated transactions, firm commitments and receivables and accounts payable denominated in foreign currencies, which certain of these instruments are intended to hedge, were excluded from the model.

  The VAR model is a risk analysis tool and does not purport to represent actual losses in fair value that will be incurred by the Company, nor does it consider the potential effect of favorable changes in market factors. (See
Note 12 to the Consolidated Financial Statements regarding the Company's financial instruments at September 30, 1997 and 1996).

  The estimated maximum potential one-day loss in fair value, calculated using the VAR model, follows (in millions):

                                 Interest Rate         Currency
                              Sensitive Financial Sensitive Financial Combined
                                  Instruments         Instruments     Portfolio
-------------------------------------------------------------------------------
VAR as of September 30, 1997          $27                 $24            $33
Average VAR during the year            31                  22             34
 ended September 30, 1997

  Since the Company utilizes currency sensitive derivative instruments for hedging anticipated foreign currency transactions, a loss in fair value for those instruments is generally offset by increases in the value of the underlying anticipated transactions.

OTHER MATTERS

  The Company is currently working to resolve the potential impact of the year 2000 on the processing of date-sensitive information by the Company's computerized information systems. The year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. Based on preliminary information, costs of addressing potential problems are not currently expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. However, if the Company, its customers or vendors are unable to resolve such processing issues in a timely manner, it could result in a material financial risk. Accordingly, the Company plans to devote the necessary resources to resolve all significant year 2000 issues in a timely manner.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  See Index to Financial Statements and Supplemental Data on page 30.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

DIRECTORS
  Information regarding directors appearing under the caption ELECTION OF DIRECTORS in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders (the "1998 Proxy Statement") is hereby incorporated by reference.

  Information regarding executive officers is included in Part I of this Form 10-K as permitted by General Instruction G(3).

ITEM 11. EXECUTIVE COMPENSATION

  Information appearing under the captions DIRECTORS' REMUNERATION; ATTENDANCE and EXECUTIVE COMPENSATION in the 1998 Proxy Statement is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information setting forth the security ownership of certain beneficial owners and management appearing under the caption STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS and STOCK OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS in the 1998 Proxy Statement is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information regarding certain related transactions appearing under the caption RELATED TRANSACTIONS in the 1998 Proxy Statement is hereby incorporated by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Exhibits and Financial Statements and Schedules

  (1) Financial Statements and Schedules

    See Index to Financial Statements and Supplemental Data at page 30.

  (2) Exhibits

     3(a)   Restated Certificate of Incorporation of the Company, filed as
            Exhibit 3(a) to the Form 8-B/A, dated January 23, 1996, is hereby incorporated by reference.
     3(b)   Amended Bylaws of the Company, dated November 24, 1997.
     4(a)   Form of Registration Rights Agreement entered into or to be entered into with certain stockholders of the Company, filed as Exhibit B to Exhibit 2.1 to the Current Report on Form 8-K, dated
            July 31, 1995, of Disney Enterprises, Inc., is hereby incorporated by reference.
     4(b)   Rights Agreement dated as of November 8, 1995 between the Company and The Bank of New York, as rights agent, filed as Exhibit 4.2 to the Registration Statement on Form S-4, dated November 13, 1995,
            (No. 33-64141), is hereby incorporated by reference.
     4(c)   Five-Year Credit Agreement, dated October 30, 1996, among the
            Company, as Borrower, Citicorp USA, Inc., as Administrative Agent,
            Credit Suisse and Bank of America National Trust and Savings
            Association, as Co-Administrative Agents and the Financial
            Institutions named therein, filed as exhibit 4(d) to the Company's
            Annual Report on Form 10-K for the year ended September 30, 1996, is hereby incorporated by reference.
     4(d)   Indenture, dated as of November 30, 1990, between Disney
            Enterprises, Inc. and Bankers Trust Company, as Trustee, with respect to certain senior debt securities of Disney Enterprises, Inc., filed as Exhibit 2 to Disney Enterprises, Inc.'s Current
            Report on Form 8-K, dated January 14, 1991, is hereby incorporated by reference.
     4(e)   Indenture, dated as of March 7, 1996, between the Company and
            Citibank, N.A., as Trustee, with respect to certain senior debt securities of the Company, filed as Exhibit 4.1(a) to the Company's Current Report on Form 8-K, dated March 7, 1996, is hereby incorporated by reference.
     4(f)   Other long-term borrowing instruments issued by the Company are omitted pursuant to Item 601(b) (4) (iii) of Regulation S-K. The
            Company undertakes to furnish copies of such instruments to the Commission upon request.
    10(a)   (i) Agreement on the Creation and the Operation of Euro Disneyland
            en France, dated March 25, 1987, and (ii) Letter relating thereto of Michael D. Eisner, Chairman Disney Enterprises, Inc., dated
            March 24, 1987, filed as Exhibits 10(b) and 10(a), respectively, to Disney Enterprises, Inc.'s Current Report on Form 8-K dated
            April 24, 1987, are hereby incorporated by reference.
    10(b)   Composite Limited Recourse Financing Facility Agreement, dated as of April 27, 1988, between Disney Enterprises, Inc., and TDL
            Funding Company, as amended.
    10(c)   Employment Agreement, dated as of January 8, 1997, between the
            Company and Michael D. Eisner, filed as Exhibit 10.2 to the
            Company's Quarterly Report on Form 10-Q for the period ended
            December 31, 1996, is hereby incorporated by reference.
    10(d)   (i) Contract, dated December 14, 1979, with E. Cardon Walker, to purchase a 2% interest in certain motion pictures to be produced by Disney Enterprises, Inc. and to acquire an additional 2% profit participation; and (ii) Amendment thereto, dated August 8, 1980, filed as Exhibits 1 and 3, respectively, to Disney Enterprises, Inc.'s Annual Report on Form 10-K for the year ended September 30,
            1980, are hereby incorporated by reference.

    10(e)   Form of Indemnification Agreement entered into or to be entered into by certain officers and directors of Disney Enterprises, Inc.
            as determined from time to time by the Board of Directors, included as Annex C to the Proxy Statement for Disney Enterprises,
            Inc.'s 1988 Annual Meeting of Stockholders, is hereby incorporated by reference.
    10(f)   1995 Stock Option Plan for Non-Employee Directors, filed as
            Exhibit 20 to Disney Enterprises, Inc.'s Registration Statement on
            Form S-8 (No. 33-57811), dated February 23, 1995, is hereby incorporated by reference.
    10(g)   (i) 1990 Stock Incentive Plan and Rules, filed as Exhibits 28(a)
            and 28(b), respectively, to Disney Enterprises, Inc.'s
            Registration Statement on Form S-8 (No. 33-39770), dated April 5,
            1991, and (ii) Amended and Restated 1990 Stock Incentive Plan and
            Rules, attached as Appendix B-2 to Disney Enterprises, Inc.'s
            Joint Proxy Statement/Prospectus included in the Registration
            Statement on Form S-4, dated November 13, 1995 (No. 33-64141), is hereby incorporated by reference.
    10(h)   1995 Stock Incentive Plan and Rules, attached as Appendix B-1 to
            Disney Enterprises, Inc.'s Joint Proxy Statement/Prospectus
            included in the Registration Statement on Form S-4, dated November
            13, 1995 (File No. 33-64141), is hereby incorporated by reference.
    10(i)   (i) 1987 Stock Incentive Plan and Rules, (ii) 1984 Stock Incentive
            Plan and Rules, (iii) 1981 Incentive Plan and Rules and (iv) 1980
            Stock Option Plan, all as set forth as Exhibits 1(a), 1(b), 2(a),
            2(b), 3(a), 3(b) and 4, respectively, to the Prospectus contained in Part I of Disney Enterprises, Inc.'s Registration Statement on
            Form S-8 (No. 33-26106), dated December 20, 1988, are hereby incorporated by reference.
    10(j)   Contingent Stock Award Rules under Disney Enterprises, Inc.'s 1984
            Stock Incentive Plan, filed as Exhibit 10(t) to Disney
            Enterprises, Inc.'s Annual Report on Form 10-K for the year ended
            September 30, 1986, is hereby incorporated by reference.
    10(k)   1996 Cash Bonus Performance Plan, filed as Exhibit 10(m) to Disney
            Enterprises, Inc.'s Annual Report on Form 10-K for the year ended
            September 30, 1995, is hereby incorporated by reference.
    10(l)   1997 Cash Bonus Performance Plan for Executive Officers, filed as
            Annex 1 to the Proxy Statement dated January 9, 1997, for the
            Company's 1997 Annual Meeting of Stockholders, is hereby
            incorporated by reference.
    10(m)   Annual Bonus Performance Plan for Executive Officers.
    10(n)   1997 Non-Employee Directors Stock and Deferred Compensation Plan.
    10(o)   Performance-Based Compensation Plan for the Company's Chief
            Executive Officer, included in the Proxy Statement, dated January
            9, 1997, for the Company's 1997 Annual Meeting of Stockholders, is hereby incorporated by reference.
    10(p)   The Walt Disney Company and Associated Companies Key Employees
            Deferred Compensation and Retirement Plan, filed as Exhibit 10(u) to Disney Enterprises, Inc.'s Annual Report on Form 10-K for the year ended September 30, 1985, is hereby incorporated by reference.
    10(q)   Disney Salaried Savings and Investment Plan, as amended and restated, filed as Exhibit 10(s) to Disney Enterprises, Inc.'s
            Annual Report on Form 10-K for the year ended September 30, 1995, is hereby incorporated by reference.
    10(r)   First Amendment to the Disney Salaried Savings and Investment
            Plan.
    10(s)   Second Amendment to the Disney Salaried Savings and Investment
            Plan.
    10(t)   ABC, Inc. Savings and Investment Plan, restated and effective as of June 1, 1994, and amendments thereto filed as Exhibit 4.3 to the Company's Registration Statement on Form S-8 (No. 333-00287), dated January 18, 1996, is hereby incorporated by reference.
    10(u)   Amendments to ABC, Inc. Savings and Investment Plan effective as of January 1, 1989, December 1, 1996, January 18, 1996, January
            26, 1996 and December 26, 1996.
    10(v)   Employee Stock Option Plan of Capital Cities/ABC, Inc., as amended through December 15, 1987, filed as Exhibit 10(f) to Capital
            Cities/ABC, Inc.'s Annual Report on Form 10-K for the year ended
            December 31, 1992, is hereby incorporated by reference.

    10(w)   Amended and Restated 1991 Stock Option Plan of Capital Cities/ABC,
            Inc., filed as Exhibit 6(a)(i) to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1996, is hereby incorporated by reference.
    10(x)   Group Personal Excess Liability Insurance Plan.
    10(y)   Family Income Assurance Plan (summary description).
    10(z)   Agreement, dated as of December 27, 1996, between the Company and
            Michael S. Ovitz filed as exhibit 10.1 to the Company's Quarterly
            Report on Form 10-Q for the period ended December 31, 1996, is hereby incorporated by reference.
    21      Subsidiaries of the Company.
    23      Consent of Price Waterhouse LLP, the Company's independent accountants, is included herein at page 31.
    27      Financial Data Schedule.
    99      Pro forma financial information for certain 1997 events.

(b) Reports on Form 8-K

  (i) Report on Form 8-K, dated August 21, 1997, with respect to the unaudited pro forma combined condensed consolidated statement of income of the Company for the year ended September 30, 1996.

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

                                         THE WALT DISNEY COMPANY
                          -----------------------------------------------------
                                              (Registrant)

Date: December 19, 1997   By:               MICHAEL D. EISNER
                          -----------------------------------------------------
                           (Michael D. Eisner, Chairman of the Board and Chief
                                           Executive Officer)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                        Title                                 Date
             ---------                        -----                                 ----
Principal Executive Officer                                                    December 19, 1997

MICHAEL D. EISNER                     Chairman of the Board and
----------------------------------    Chief Executive Officer
(Michael D. Eisner)
Principal Financial and Accounting

Officers

RICHARD D. NANULA                     Senior Executive Vice President          December 19, 1997
----------------------------------    President and Chief Financial Officer
(Richard D. Nanula)

JOHN J. GARAND                        Senior Vice President-                   December 19, 1997
----------------------------------    Planning and Control
(John J. Garand)

Directors

ROY E. DISNEY                         Director                                 December 19, 1997
----------------------------------
(Roy E. Disney)

MICHAEL D. EISNER                     Director                                 December 19, 1997
----------------------------------
(Michael D. Eisner)

STANLEY P. GOLD                       Director                                 December 19, 1997
----------------------------------
(Stanley P. Gold)

SANFORD M. LITVACK                    Director                                 December 19, 1997
----------------------------------
(Sanford M. Litvack)

IGNACIO E. LOZANO, JR.                Director                                 December 19, 1997
----------------------------------
(Ignacio E. Lozano, Jr.)

GEORGE J. MITCHELL                    Director                                 December 19, 1997
----------------------------------
(George J. Mitchell)

THOMAS S. MURPHY                      Director                                 December 19, 1997
----------------------------------
(Thomas S. Murphy)

RICHARD A. NUNIS                      Director                                 December 19, 1997
----------------------------------
(Richard A. Nunis)

             Signature            Title                        Date
             ---------            -----                        ----
LEO J. O'DONOVAN, S.J.            Director               December 19, 1997
---------------------------
(Leo J. O'Donovan, S.J.)

SIDNEY POITIER                    Director               December 19, 1997
---------------------------
(Sidney Poitier)

IRWIN E. RUSSELL                  Director               December 19, 1997
---------------------------
(Irwin E. Russell)

ROBERT A.M. STERN                 Director               December 19, 1997
---------------------------
(Robert A.M. Stern)

E. CARDON WALKER                  Director               December 19, 1997
---------------------------
(E. Cardon Walker)

RAYMOND L. WATSON                 Director               December 19, 1997
---------------------------
(Raymond L. Watson)

GARY L. WILSON                    Director               December 19, 1997
---------------------------
(Gary L. Wilson)

                   THE WALT DISNEY COMPANY AND SUBSIDIARIES
              INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                                                                           Page
                                                                           ----
Report of Independent Accountants and Consent of Independent Accountants..   31
Consolidated Financial Statements of The Walt Disney Company and
 Subsidiaries
  Consolidated Statements of Income for the Years Ended September 30,
   1997, 1996 and 1995....................................................   32
  Consolidated Balance Sheets as of September 30, 1997 and 1996...........   33
  Consolidated Statements of Cash Flows for the Years Ended September 30,
   1997, 1996 and 1995....................................................   34
  Consolidated Statements of Stockholders' Equity for the Years Ended
   September 30, 1997, 1996 and 1995......................................   35
  Notes to Consolidated Financial Statements..............................   36
  Quarterly Financial Summary.............................................   52

Schedules other than those listed above are omitted for the reason that they are not applicable or the required information is included in the financial statements or related notes.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of The Walt Disney Company

  In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The Walt Disney Company and its subsidiaries (the "Company") at September 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

  As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standard Board's Statement of Financial Accounting Standards 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," in fiscal 1996.

PRICE WATERHOUSE LLP

Los Angeles, California
November 18, 1997

                      CONSENT OF INDEPENDENT ACCOUNTANTS

  We hereby consent to the incorporation by reference in the prospectuses constituting part of the Registration Statements on Form S-8 (Nos. 33-26106, 33-35405 and 33-39770) and Form S-3 (Nos. 33-49891 and 33-62777) of The Walt
Disney Company of our report dated November 18, 1997 which appears above.

PRICE WATERHOUSE LLP

Los Angeles, California
December 19, 1997

                       CONSOLIDATED STATEMENTS OF INCOME
                      (In millions, except per share data)


Year Ended September 30                           1997      1996     1995
----------------------------------------------------------------------------
Revenues                                        $ 22,473  $ 18,739  $12,151
Costs and expenses                               (18,161)  (15,406)  (9,685)
Gain on sale of KCAL                                 135       --       --
Accounting change                                    --       (300)     --
                                                --------  --------  -------
Operating income                                   4,447     3,033    2,466
Corporate activities and other                      (367)     (309)    (239)
Net interest expense                                (693)     (438)    (110)
Acquisition-related costs                            --       (225)     --
                                                --------  --------  -------
Income before taxes                                3,387     2,061    2,117
Income taxes                                      (1,421)     (847)    (737)
                                                --------  --------  -------
Net income                                      $  1,966  $  1,214  $ 1,380
                                                ========  ========  =======
Earnings per share                              $   2.86  $   1.96  $  2.60
                                                ========  ========  =======
Average number of common and common equivalent
 shares outstanding                                  687       619      530
                                                ========  ========  =======



                 See Notes to Consolidated Financial Statements

                          CONSOLIDATED BALANCE SHEETS
                                 (In millions)


September 30                                                1997     1996
----------------------------------------------------------------------------
ASSETS
  Cash and cash equivalents                                $   317  $   278
  Receivables                                                3,726    3,343
  Inventories                                                  942      951
  Film and television costs                                  4,401    3,259
  Investments                                                1,897    1,009
  Theme parks, resorts and other property, at cost
   Attractions, buildings and equipment                     11,787   11,019
   Accumulated depreciation                                 (4,857)  (4,448)
                                                           -------  -------
                                                             6,930    6,571
   Projects in process                                       1,928    1,342
   Land                                                         93      118
                                                           -------  -------
                                                             8,951    8,031
  Intangible assets, net                                    16,011   18,045
  Other assets                                               1,531    1,710
                                                           -------  -------
                                                           $37,776  $36,626
                                                           =======  =======

LIABILITIES AND STOCKHOLDERS' EQUITY
  Accounts payable and other accrued liabilities           $ 5,577  $ 5,694
  Income taxes payable                                         995      582
  Borrowings                                                11,068   12,342
  Unearned royalty and other advances                        1,172    1,179
  Deferred income taxes                                      1,679      743
  Stockholders' equity
   Preferred stock, $.01 par value
    Authorized--100 million shares
    Issued--none
   Common stock, $.01 par value
    Authorized--1.2 billion shares
    Issued--683 million shares and 682 million shares        8,534    8,576
   Retained earnings                                         9,557    7,933
   Cumulative translation and other                            (12)      39
                                                           -------  -------
                                                            18,079   16,548
   Treasury stock, at cost, 8 million shares                  (462)    (462)
   Shares held by TWDC Stock Compensation Fund, at cost,
   4 million shares                                           (332)     --
                                                           -------  -------
                                                            17,285   16,086
                                                           -------  -------
                                                           $37,776  $36,626
                                                           =======  =======


                 See Notes to Consolidated Financial Statements

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In millions)


Year Ended September 30                              1997      1996     1995
-------------------------------------------------------------------------------
NET INCOME                                          $ 1,966  $  1,214  $ 1,380
ITEMS NOT REQUIRING CASH OUTLAYS
 Amortization of film and television costs            3,781     2,762    1,383
 Depreciation                                           738       672      470
 Amortization of intangible assets                      439       301      --
 Gain on sale of KCAL                                  (135)      --       --
 Accounting change                                      --        300      --
 Other                                                  (15)       22      133
CHANGES IN
 Investments in trading securities                      --         85        1
 Receivables                                           (386)     (426)    (122)
 Inventories                                             (6)      (95)    (156)
 Other assets                                          (169)     (160)    (288)
 Accounts and taxes payable and accrued liabilities     566      (246)     415
 Unearned royalty and other advances                     (7)      274      161
 Deferred income taxes                                  292       (78)     133
                                                    -------  --------  -------
                                                      5,098     3,411    2,130
                                                    -------  --------  -------
CASH PROVIDED BY OPERATIONS                           7,064     4,625    3,510
                                                    -------  --------  -------
INVESTING ACTIVITIES
 Proceeds from disposal of KCAL                         387       --       --
 Proceeds from disposal of publishing operations      1,214       --       --
 Acquisition of ABC, net of cash acquired               --     (8,432)     --
 Film and television costs                           (5,054)   (3,678)  (1,886)
 Investments in theme parks, resorts and other
  property                                           (1,922)   (1,745)    (896)
 Investment in and loan for E! Entertainment           (321)      --       --
 Purchases of marketable securities                     (56)      (18)  (1,033)
 Proceeds from sales of marketable securities            31       409    1,460
 Other                                                 (180)      --        67
                                                    -------  --------  -------
                                                     (5,901)  (13,464)  (2,288)
                                                    -------  --------  -------
FINANCING ACTIVITIES
 Borrowings                                           2,437    13,560      786
 Proceeds from formation of REITs                     1,312       --       --
 Reduction of borrowings                             (4,078)   (4,872)    (772)
 Repurchases of common stock                           (633)     (462)    (349)
 Dividends                                             (342)     (271)    (180)
 Exercise of stock options and other                    180        85      183
                                                    -------  --------  -------
                                                     (1,124)    8,040     (332)
                                                    -------  --------  -------
Increase (Decrease) in Cash and Cash Equivalents         39      (799)     890
Cash and Cash Equivalents, Beginning of Year            278     1,077      187
                                                    -------  --------  -------
Cash and Cash Equivalents, End of Year              $   317  $    278  $ 1,077
                                                    =======  ========  =======
Supplemental disclosure of cash flow information:
 Interest paid                                      $   777  $    379  $   123
                                                    =======  ========  =======
 Income taxes paid                                  $   958  $    689  $   557
                                                    =======  ========  =======

                 See Notes to Consolidated Financial Statements

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (In millions, except per share data)

                                                                          TWDC
                                                Cumulative               Stock
                               Common  Retained Translation Treasury  Compensation
                        Shares Stock   Earnings  and Other   Stock        Fund      Total
-------------------------------------------------------------------------------------------
BALANCE AT
 SEPTEMBER 30, 1994      524   $  945   $5,790     $ 59     $(1,286)     $ --      $ 5,508
 Exercise of stock
  options, net             8      281      --       --          --         --          281
 Common stock
  repurchased, net        (8)     --       --       --         (317)       --         (317)
 Dividends ($.35 per
  share)                 --       --      (180)     --          --         --         (180)
 Cumulative translation
  and other              --       --       --       (21)        --         --          (21)
 Net income              --       --     1,380      --          --         --        1,380
                         ---   ------   ------     ----     -------      -----     -------
BALANCE AT
 SEPTEMBER 30, 1995      524    1,226    6,990       38      (1,603)       --        6,651
 ABC acquisition impact  155    7,206      --       --        1,603        --        8,809
 Exercise of stock
  options, net             3      144      --       --          --         --          144
 Common stock
  repurchased             (8)     --       --       --         (462)       --         (462)
 Dividends ($.42 per
  share)                 --       --      (271)     --          --         --         (271)
 Cumulative translation
  and other              --       --       --         1         --         --            1
 Net income              --       --     1,214      --          --         --        1,214
                         ---   ------   ------     ----     -------      -----     -------
BALANCE AT
 SEPTEMBER 30, 1996      674    8,576    7,933       39        (462)       --       16,086
 Exercise of stock
  options, net             5      (42)     --       --          --         301         259
 Common stock
  repurchased             (8)     --       --       --          --        (633)       (633)
 Dividends ($.51 per
  share)                 --       --      (342)     --          --         --         (342)
 Cumulative translation
  and other              --       --       --       (51)        --         --          (51)
 Net income              --       --     1,966      --          --         --        1,966
                         ---   ------   ------     ----     -------      -----     -------
BALANCE AT
 SEPTEMBER 30, 1997      671   $8,534   $9,557     $(12)    $  (462)     $(332)    $17,285
                         ===   ======   ======     ====     =======      =====     =======


                 See Notes to Consolidated Financial Statements

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (Tabular dollars in millions, except per share amounts)

1 Description of the Business and Summary of Significant Accounting Policies

  The Walt Disney Company, together with its subsidiaries (the "Company"), is a diversified international entertainment organization with operations in the following businesses.

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

BROADCASTING
  The Company operates the ABC Television Network which has affiliated stations providing coverage to U.S. television households. The Company also owns television and radio stations, most of which are affiliated with the ABC Television Network and the ABC Radio Networks. The Company's cable and international broadcast operations are principally involved in the production and distribution of cable television programming, the licensing of programming to domestic and international markets and investing in joint ventures in foreign-based television operations and television production and distribution entities. The primary domestic cable programming services, which operate principally through joint ventures, are ESPN, the A&E Television Networks, Lifetime Television and E! Entertainment Television. The Company provides programming for and operates The Disney Channel, a cable and satellite television programming service.

THEME PARKS AND RESORTS
  The Company operates the Walt Disney World Resort(R) in Florida, and Disneyland Park(R), the Disneyland Hotel and the Disneyland Pacific Hotel in California. The Walt Disney World Resort includes the Magic Kingdom, Epcot and the Disney-MGM Studios, thirteen resort hotels and a complex of villas and suites, a nighttime entertainment complex, a shopping village, conference centers, campgrounds, golf courses, water parks and other recreational facilities. The Company earns royalties on revenues generated by the Tokyo Disneyland(R) theme park near Tokyo, Japan, which is owned and operated by an unrelated Japanese corporation. The Company also has an investment in Euro Disney S.C.A. ("Euro Disney"), a publicly held French corporation that operates Disneyland Paris. The Company's Walt Disney Imagineering unit designs and develops new theme park concepts and attractions, as well as resort properties. The Company also manages and markets vacation ownership interests in the Disney Vacation Club. Included in Theme Parks and Resorts are the Company's National Hockey League franchise, the Mighty Ducks of Anaheim, and its ownership interest in the Anaheim Angels, a Major League Baseball team.

SIGNIFICANT ACCOUNT POLICIES
Principles of Consolidation
  The consolidated financial statements of the Company include the accounts of The Walt Disney Company and its subsidiaries after elimination of intercompany accounts and transactions.

Accounting Changes
  During 1997, the Company adopted SFAS 123 Accounting for Stock-Based Compensation ("SFAS 123"), which requires disclosure of the fair value and other characteristics of stock options (see Note 9). The Company has chosen under the provisions of SFAS 123 to continue using the intrinsic-value method of accounting for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees ("APB 25").

  During 1996, the Company adopted SFAS 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS 121") (see Note 11).

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

Cash and Cash Equivalents
  Cash and cash equivalents consist of cash on hand and marketable securities with original maturities of three months or less.

Investments
  Debt securities that the Company has the positive intent and ability to hold to maturity are classified as "held-to-maturity" and reported at amortized cost. Debt securities not classified as held-to-maturity and marketable equity securities are classified as either "trading" or "available-for-sale," and are recorded at fair value with unrealized gains and losses included in earnings or stockholders' equity, respectively. All other equity securities are accounted for using either the cost method or the equity method. The Company's share of earnings or losses in its equity investments accounted for under the equity method is included in "Corporate activities and other" in the consolidated statements of income.

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

Intangible/Other Assets
  Intangible assets are amortized over periods ranging from two to forty years. The Company continually reviews the recoverability of the carrying value of these assets using the methodology prescribed in SFAS 121. The Company also reviews long-lived assets and the related intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate, to the carrying amount including associated intangible assets of such operation. If the operation is determined to be unable to recover the carrying amount of its assets, then intangible assets are written down first, followed by the other long-lived assets of the operation, to fair value. Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the assets.

Risk Management Contracts
  In the normal course of business, the Company employs a variety of off-balance-sheet financial instruments to manage its exposure to fluctuations in interest and foreign currency exchange rates, including interest rate and cross-currency swap agreements, forward, option, swaption and spreadlock contracts.

  The Company designates and assigns the financial instruments as hedges for specific assets, liabilities or anticipated transactions. When hedged assets or liabilities are sold or extinguished or the anticipated transactions being hedged are no longer expected to occur, the Company recognizes the gain or loss on the designated hedging financial instruments.

  The Company classifies its derivative financial instruments as held or issued for purposes other than trading. Option premiums and unrealized losses on forward contracts and the accrued differential for interest rate and cross-currency swaps to be received under the agreements are recorded in the balance sheet as other assets. Unrealized gains on forward contracts and the accrued differential for interest rate and cross-currency swaps to be paid under the agreements are included in accounts payable and other accrued liabilities. Gains and losses from hedges are classified in the income statement consistent with the accounting treatment of the items being hedged. Cash flows from hedges are classified in the statement of cash flows under the same category as the cash flows from the related assets, liabilities or anticipated transactions.

  The Company accrues the differential for interest rate and cross-currency swaps to be paid or received under the agreements as interest and exchange rates shift as adjustments to interest income or expense over the life of the swaps. Gains and losses on the termination of swap agreements, prior to their original maturity, are deferred and amortized over the remaining term of the underlying hedged transactions.

  Gains and losses arising from foreign currency forward and option contracts are recognized as offsets of gains and losses resulting from the items being hedged.

Earnings Per Share
  Earnings per share amounts are based upon the weighted average number of common and common equivalent shares outstanding during the year. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect.

  In February 1997, the Financial Accounting Standards Board issued SFAS 128 Earnings per Share ("SFAS 128"), which specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS"). It replaces the presentation of primary and fully diluted EPS with basic and diluted EPS. Basic EPS excludes all dilution. It is based upon the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company will adopt SFAS 128 as of the first quarter of fiscal 1998 and restate all previously reported per share amounts to conform to the new presentation. (See Note 8 regarding the impact of SFAS 128 on the Company's reported EPS.)

Reclassifications
  Certain reclassifications have been made in the 1996 and 1995 financial statements to conform to the 1997 presentation including the reclassification of certain equity investments out of other assets into investments in the consolidated balance sheets.

2 Acquisition and Dispositions

  On February 9, 1996, the Company completed its acquisition of ABC. The aggregate consideration paid to ABC shareholders consisted of $10.1 billion in cash and 155 million shares of Company common stock valued at $8.8 billion based on the stock price as of the date the transaction was announced.

  The acquisition has been accounted for as a purchase and the acquisition cost of $18.9 billion was allocated to the assets acquired and liabilities assumed based on estimates of their respective fair values. Assets acquired totaled $4.0 billion (of which $1.5 billion was cash) and liabilities assumed were $4.3 billion. A total of $19.0 billion, representing the excess of acquisition cost over the fair value of ABC's net tangible assets, was allocated to intangible assets and is being amortized over forty years. The Company completed its final purchase price allocation and determination of related goodwill, deferred taxes and other accounts during the second quarter of 1997. At that time, the Company also reclassified certain provisions for acquired broadcast programming out of accrued liabilities into film and television costs in the consolidated balance sheets.

  In connection with the acquisition, all common shares of the Company outstanding immediately prior to the effective date of the acquisition were canceled and replaced with new common shares and all treasury shares were canceled and retired.

  The Company's consolidated results of operations have incorporated ABC's activity from the effective date of the acquisition. The unaudited pro forma information below presents combined results of operations as if the acquisition had occurred at the beginning of the respective years presented. The unaudited pro forma information is not necessarily indicative of the results of operations of the combined company had the acquisition occurred at the beginning of the years presented, nor is it necessarily indicative of future results.

                               Year Ended September 30,
                               -------------------------
                                   1996         1995
                               ------------ ------------
       Revenues                $     21,238 $     18,949
       Net income (a)                 1,331        1,307
       Earnings per share (a)          1.93         1.91

--------
(a) 1996 includes the impact of a $300 million non-cash charge related to the initial adoption of a new accounting standard (see Note 11). The charge reduced earnings per share by $0.27 for the year.

  During the second quarter of 1996, the Company recognized a $225 million charge for costs related to the acquisition, which is not included in the above pro forma amounts. Acquisition-related costs consist principally of interest costs related to imputed interest for the period from the effective date of the acquisition until March 14, 1996, the date that cash and stock consideration was issued to ABC shareholders.

  As a result of the ABC acquisition, the Company sold its independent Los Angeles television station KCAL during the first quarter of 1997 for $387 million, resulting in a gain of $135 million.

  During the third and fourth quarters of 1997, the Company disposed of most of the publishing businesses acquired with ABC to various third parties for consideration approximating their carrying amount. Proceeds consisted of $1.2 billion in cash, $1.0 billion in debt assumption and preferred stock convertible to common stock with a market value of $660 million. Results of operations for the publishing businesses included in the Creative Content segment were as follows:

                               Year Ended September 30,
                               ------------------------
                               1997             1996 (a)
                               ----             --------
       Revenues                $839             $714
       Operating income         189               93

--------
(a) 1996 amounts reflect the publishing operations from the date of the ABC acquisition.

3 Investment in Euro Disney

  Euro Disney operates the Disneyland Paris theme park and resort complex on a 4,800-acre site near Paris, France. The Company accounts for its 39% ownership interest in Euro Disney using the equity method of accounting. As of September 30, 1997, the Company's recorded investment in Euro Disney was $355 million. The quoted market value of the Company's Euro Disney shares at September 30, 1997 was approximately $415 million.

  In connection with the financial restructuring of Euro Disney in 1994, Euro Disney Associes S.N.C. ("Disney SNC"), a wholly owned affiliate of the Company, entered into a lease arrangement with a noncancelable term of 12 years (the "Lease") related to substantially all of the Disneyland Paris theme park assets, and then entered into a 12-year sublease agreement (the "Sublease") with Euro Disney. Remaining lease rentals at September 30, 1997 of FF 9.1 billion ($1.6 billion) receivable from Euro Disney under the Sublease approximate the amounts payable by Disney SNC under the Lease. At the conclusion of the Sublease term, Euro Disney will have the option to assume Disney SNC's rights and obligations under the Lease. If Euro Disney does not exercise its option, Disney SNC may purchase the assets, continue to lease the assets or elect to terminate the Lease, in which case Disney SNC would make a termination payment to the lessor equal to 75% of the lessor's then outstanding debt related to the theme park assets, estimated to be $1.3 billion; Disney SNC could then sell or lease the assets on behalf of the lessor to satisfy the remaining debt, with any excess proceeds payable to Disney SNC.

  Also as part of the restructuring, the Company agreed to arrange for the provision of a 10-year unsecured standby credit facility of approximately $185 million, upon request, bearing interest at PIBOR. As of September 30, 1997, Euro Disney had not requested the Company establish this facility. The Company also agreed, as long as any of the restructured debt is outstanding, to maintain ownership of at least 34% of the outstanding common stock of Euro Disney until June 1999, at least 25% for the subsequent five years and at least 16.67% for an additional term thereafter.

  Euro Disney's consolidated financial statements are prepared in accordance with accounting principles generally accepted in France ("French GAAP"). U.S. generally accepted accounting principles ("U.S. GAAP") differ in certain significant respects from French GAAP applied by Euro Disney, principally as they relate to accounting for leases and the calculation of interest expense relating to debt affected by Euro Disney's financial restructuring. The Company records its equity share of Euro Disney's operating results calculated in accordance with U.S. GAAP.

4 Film and Television Costs

                               1997   1996
-------------------------------------------
Theatrical film costs
  Released, less amortization $1,691 $1,419
  In-process                   1,855  1,472
                              ------ ------
                               3,546  2,891
                              ------ ------
Television costs
  Released, less amortization    276    246
  In-process                     279     96
                              ------ ------
                                 555    342
                              ------ ------
Television broadcast rights      300     26
                              ------ ------
                              $4,401 $3,259
                              ====== ======

Based on management's total gross revenue estimates as of September 30, 1997, approximately 79% of unamortized film and television costs (except in-process) are expected to be amortized during the next three years.

5 Borrowings

                                      Effective  Fiscal
                                      Interest    Year
                                        Rate    Maturity   1997    1996
-------------------------------------------------------------------------
Commercial paper (a)                     6.2%     1998    $ 2,019 $ 4,185
U.S. dollar notes and debentures (b)     6.5    1998-2093   5,796   4,399
Dual currency and foreign notes (c)      5.4    1998-2001   1,854   1,987
Senior participating notes (d)           6.3    2000-2001   1,145   1,099
Other                                    8.2    1998-2027     254     672
                                                          ------- -------
                                         6.3              $11,068 $12,342
                                                          ======= =======

--------
(a) The Company has established bank facilities totaling $3.2 billion which expire in four years. Under the bank facilities, the Company has the option to borrow at various interest rates. The effective interest rate reflects the effect of interest rate swaps entered into with respect to certain of these borrowings.
(b) Includes an $821 million minority interest in a real estate investment trust established by the Company and $300 million of borrowings due in 2093. The effective interest rate reflects the effect of interest rate swaps entered into with respect to certain of these borrowings.
(c) Denominated principally in U.S. dollars, Japanese yen, Australian dollars and Italian lira. The effective interest rate reflects the effect of interest rate and cross-currency swaps entered into with respect to certain of these borrowings.
(d) The average coupon rate is 2.7% on $1.3 billion face value of notes. Additional interest may be paid based on the performance of designated portfolios of films.

  Borrowings, excluding commercial paper, have the following scheduled maturities:

                  1998        $  844
                  1999         1,472
                  2000         1,360
                  2001         2,026
                  2002           --
                  Thereafter   3,347

  The Company capitalizes interest on assets constructed for its theme parks, resorts and other property, and on theatrical and television productions in process. In 1997, 1996 and 1995, respectively, total interest costs incurred were $841 million, $545 million and $236 million, of which $100 million, $66 million and $58 million were capitalized.

6 Income Taxes

                                                  1997     1996     1995
--------------------------------------------------------------------------
Income before income taxes
Domestic (including U.S. exports)                $ 3,193  $ 1,822  $1,908
Foreign subsidiaries                                 194      239     209
                                                 -------  -------  ------
                                                 $ 3,387  $ 2,061  $2,117
                                                 =======  =======  ======
Income tax provision
Current
 Federal                                         $ 1,023  $   389  $  325
 State                                               203      101      68
 Foreign (including withholding)                     190      235     184
                                                 -------  -------  ------
                                                   1,416      725     577
                                                 -------  -------  ------
Deferred
 Federal                                              21      106     170
 State                                               (16)      16     (10)
                                                 -------  -------  ------
                                                       5      122     160
                                                 -------  -------  ------
                                                 $ 1,421  $   847  $  737
                                                 =======  =======  ======
Components of Deferred Tax Assets and
Liabilities                                       1997     1996
--------------------------------------------------------------------------
Deferred tax assets
 Accrued liabilities                             $(1,129) $(1,622)
 Other, net                                          (35)    (111)
                                                 -------  -------
  Total deferred tax assets                       (1,164)  (1,733)
                                                 -------  -------
Deferred tax liabilities
 Depreciable, amortizable and other property       2,266    1,907
 Licensing revenues                                  179      215
 Leveraged leases                                    258      254
 Investment in Euro Disney                            90       50
                                                 -------  -------
  Total deferred tax liabilities                   2,793    2,426
                                                 -------  -------
Net deferred tax liability before valuation
 allowance                                         1,629      693
Valuation allowance                                   50       50
                                                 -------  -------
Net deferred tax liability                       $ 1,679  $   743
                                                 =======  =======
Reconciliation of Effective Income Tax Rate       1997     1996     1995
--------------------------------------------------------------------------
Federal income tax rate                             35.0%    35.0%   35.0%
Nondeductible amortization of intangible assets      4.4      5.1     --
State taxes, net of federal income tax benefit       3.6      3.7     1.9
Other, net                                          (1.0)    (2.7)   (2.1)
                                                 -------  -------  ------
                                                    42.0%    41.1%   34.8%
                                                 =======  =======  ======

  In 1997, 1996 and 1995, income tax benefits attributable to employee stock option transactions of $81 million, $44 million and $90 million, respectively, were allocated to stockholders' equity.

7 Pension and Other Benefit Programs

  The Company maintains pension plans and postretirement medical benefit plans covering most of its domestic employees not covered by union or industry-wide plans. Employees hired after January 1, 1994 are not eligible for the postretirement medical benefits. Pension benefits are generally based on years of service and/or compensation. The following chart summarizes the balance sheet impact, as well as the benefit obligations, assets, funded status and rate assumptions associated with the pension and postretirement medical benefit plans.

                                                          Postretirement
                                         Pension Plans     Benefit Plans
                                        ----------------  ----------------
                                         1997     1996     1997     1996
                                        -------  -------  -------  -------
Reconciliation of funded status of the
 plans and the amounts included in the
 Company's consolidated balance
 sheets:
Projected benefit obligations
 Beginning obligations                  $(1,402) $  (604) $  (271) $  (162)
 ABC's plans at acquisition                 --      (774)     --       (99)
 Service cost                               (73)     (68)     (10)     (12)
 Interest cost                             (106)     (81)     (21)     (16)
 Gains                                        9       88        5       10
 Benefits paid                               62       37        9        8
 Other                                       72      --        (5)     --
                                        -------  -------  -------  -------
 Ending obligations                      (1,438)  (1,402)    (293)    (271)
                                        -------  -------  -------  -------
Fair value of plans' assets
 Beginning fair value                     1,442      632      138      107
 ABC's plans at acquisition                 --       631      --       --
 Actual return on plans' assets             304      149       27       20
 Contributions                              111       74        6       23
 Benefits paid                              (71)     (44)      (9)     (12)
 Other                                      (60)     --       --       --
                                        -------  -------  -------  -------
 Ending fair value                        1,726    1,442      162      138
                                        -------  -------  -------  -------
Funded status of the plans                  288       40     (131)    (133)
 Unrecognized net gain                     (219)     (42)     (20)      (9)
 Unrecognized prior service benefit          (2)      (2)     (34)     (75)
 Other                                       28      --       --       --
                                        -------  -------  -------  -------
Net balance sheet asset (liability)     $    95  $    (4) $  (185) $  (217)
                                        =======  =======  =======  =======
Rate assumptions
 Discount rate                              7.8%     7.8%     7.8%     7.8%
 Rate of return on plans' assets           10.5%    10.0%    10.5%    10.0%
 Salary increases                           5.4%     5.6%     N/A      n/a
 Annual increase in cost of benefits        N/A      n/a      6.7%     7.0%

  The annual increase in cost of postretirement benefits of 6.7% is assumed to decrease .3ppts per year until stabilizing at 5.5%. An increase in the assumed benefits cost trend of 1ppt for each year would increase the postretirement benefit obligation at September 30, 1997 by $51 million.

  The Company's accumulated pension benefit obligation at September 30, 1997 was $1.3 billion, of which 97.8% was vested. The accumulated postretirement benefit obligation for all plans at September 30, 1997 comprised 48% retirees, 18% fully eligible active participants and 34% other active participants.

  The income statement cost of the pension plans for 1997, 1996 and 1995 totaled $45 million, $58 million and $33 million, respectively. The income statement credit for the postretirement benefit plans for the same years was $18 million, $16 million and $43 million, respectively. The discount rate, salary increase rate, rate of return on plans' assets and annual increase in cost of benefits were 7.5%, 5.8%, 9.5%, and 7.0%, respectively, in 1995.

8 Stockholders' Equity

  The Company has historically attempted to increase the long-term value of its shares by the acquisition of its stock. As of September 30, 1997, the Company's share repurchase program authorized the purchase of up to 88 million shares. In December 1996, the Company established the TWDC Stock Compensation Fund pursuant to the repurchase program to acquire shares of the Company for the purpose of funding certain stock-based compensation. Any shares acquired by the fund that are not utilized must be disposed of by December 31, 1999.

  In the first quarter of 1998, the Company will adopt the provisions of SFAS 128, which will require the presentation of diluted and basic EPS. Early adoption of SFAS 128 is not permitted. Diluted EPS under the new standard does not differ from the Company's current EPS. If SFAS 128 had been adopted for the periods presented, the basic EPS amounts would have been $2.92, $1.98 and $2.65 for 1997, 1996 and 1995, respectively.

  The Company has a stockholder's rights plan, which becomes operative in certain events involving the acquisition of 25% or more of the Company's common stock by any person or group in a transaction not approved by the Company's Board of Directors. Upon the occurrence of such an event, each right, unless redeemed by the Board, entitles its holder to purchase for $350 an amount of common stock of the Company, or in certain circumstances the acquirer, having a $700 market value. In connection with the rights plan, 7 million shares of preferred stock were reserved.

9 Stock Incentive Plans

  Under various plans, the Company may grant stock options and other awards to key executive, management and creative personnel at exercise prices equal to or exceeding the market price at the date of grant. In general, options become exercisable over a five-year period from the grant date and expire 10 years after the date of grant. In certain cases for senior executives, options become exercisable over periods up to 10 years and expire up to 15 years after date of grant. Shares available for future option grants at September 30, 1997, totaled 45 million.

  The following table summarizes information about stock option transactions (shares in millions):

                                  1997            1996            1995
                             --------------- --------------- ---------------
                                    WEIGHTED        Weighted        Weighted
                                    AVERAGE         Average         Average
                                    EXERCISE        Exercise        Exercise
                             SHARES  PRICE   Shares  Price   Shares  Price
                             ------ -------- ------ -------- ------ --------
Outstanding at beginning of
 year                          63    $47.51    35    $33.60    39    $27.73
Awards canceled                (6)    57.95    (2)    51.29    (4)    35.99
Awards granted                  9     76.93    32     58.90     8     49.42
Awards exercised               (5)    33.41    (3)    31.59    (8)    22.02
Awards transferred (ABC)      --                1     33.15   --
                              ---             ---             ---
Outstanding at September 30    61    $52.32    63    $47.51    35    $33.60
                              ===             ===             ===
Exercisable at September 30    21    $35.31    17    $28.21    15    $24.58
                              ===             ===             ===

The following table summarizes information about stock options outstanding at September 30, 1997 (shares in millions):

                           Weighted
                           Average
                          Remaining  Weighted             Weighted
   Range of     Number     Years of  Average    Number    Average
   Exercise   of Options  Contactual Exercise of Options  Exercise
    Prices    Outstanding    Life     Price   Exercisable  Price
   --------   ----------- ---------- -------- ----------- --------
   $13-$ 20         8        1.27     $17.70        7      $17.70
   $20-$ 30         4        3.31      26.16        3       26.04
   $30-$ 40         3        5.06      36.30        2       35.33
   $40-$ 50         7        6.48      42.95        4       42.81
   $50-$ 60         8        7.82      56.46        4       56.82
   $60-$ 70        20        9.17      63.45        1       62.89
   $70-$ 80         7       10.23      76.52      --
   $80-$ 90         2        9.73      81.44      --
   $90-$127         2       14.00     110.80      --
                  ---                             ---
                   61                              21
                  ===                             ===

  During fiscal year 1997, the Company adopted SFAS 123 and under the provisions of the new standard has elected to continue using the intrinsic-value method of accounting for stock-based awards granted to employees in accordance with APB 25. Accordingly, the Company has not recognized compensation expense for its stock-based awards to employees. The following table reflects pro forma net income and earnings per share had the Company elected to adopt the fair value approach of SFAS 123:

                           1997   1996
                          ------ ------
     Net income:
       As reported        $1,966 $1,214
       Pro forma           1,870  1,185
     Earnings per share:
       As reported          2.86   1.96
       Pro forma            2.73   1.91

  These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years.

  The weighted average fair values of options at their grant date during 1997 and 1996, where the exercise price equals the market price on the grant date, were $27.26 and $23.01, respectively. The weighted average fair value of options at their grant date during 1996, where the exercise price exceeds the market price on the grant date, was $18.61. No such options were granted during 1997. The estimated fair value of each option granted is calculated using the Black-Scholes option-pricing model. The following summarizes the weighted average of the assumptions used in the model:

                                    1997  1996
                                    ----  ----
     Risk-free interest rate        6.4%  6.2%
     Expected years until exercise  6.1   7.1
     Expected stock volatility       23%   23%
     Dividend yield                 .71%  .69%

10 Detail of Certain Balance Sheet Accounts

                                                 1997     1996
-----------------------------------------------------------------
Receivables
 Trade, net of allowances                       $ 3,104  $ 2,875
 Other                                              622      468
                                                -------  -------
                                                $ 3,726  $ 3,343
                                                =======  =======
Accounts payable and other accrued liabilities
 Accounts payable                               $ 4,609  $ 4,835
 Payroll and employee benefits                      847      757
 Other                                              121      102
                                                -------  -------
                                                $ 5,577  $ 5,694
                                                =======  =======
Intangible assets
 Cost in excess of ABC's net assets acquired    $14,307  $16,079
 Trademark                                        1,100    1,100
 FCC licenses                                     1,100    1,100
 Other                                              211       79
 Accumulated amortization                          (707)    (313)
                                                -------  -------
                                                $16,011  $18,045
                                                =======  =======

11 Segments

Business Segments                 1997    1996     1995
---------------------------------------------------------
Revenues
 Creative Content                $10,937 $10,159  $ 7,736
 Broadcasting                      6,522   4,078      414
 Theme Parks and Resorts           5,014   4,502    4,001
                                 ------- -------  -------
                                 $22,473 $18,739  $12,151
                                 ======= =======  =======
Operating income
 Creative Content                $ 1,882 $ 1,561  $ 1,531
 Broadcasting                      1,294     782       76
 Theme Parks and Resorts           1,136     990      859
 KCAL gain                           135     --       --
 Accounting change                   --     (300)     --
                                 ------- -------  -------
                                 $ 4,447 $ 3,033  $ 2,466
                                 ======= =======  =======
Capital expenditures
 Creative Content                $   301 $   359  $   232
 Broadcasting                        152     113        8
 Theme Parks and Resorts           1,266   1,196      635
 Corporate                           203      77       21
                                 ------- -------  -------
                                 $ 1,922 $ 1,745  $   896
                                 ======= =======  =======
Depreciation expense
 Creative Content                $   187 $   163  $   107
 Broadcasting                        104     104        8
 Theme Parks and Resorts             408     358      335
 Corporate                            39      47       20
                                 ------- -------  -------
                                 $   738 $   672  $   470
                                 ======= =======  =======
Identifiable assets
 Creative Content                $ 8,832 $ 8,837  $ 5,232
 Broadcasting                     19,036  19,576      564
 Theme Parks and Resorts           8,051   7,066    6,149
 Corporate                         1,857   1,147    2,661
                                 ------- -------  -------
                                 $37,776 $36,626  $14,606
                                 ======= =======  =======
Supplemental revenues data
 Creative Content
  Theatrical product             $ 5,540 $ 5,306  $ 4,453
  Consumer products                2,992   2,597    2,120
 Broadcasting
  Advertising                      4,937   3,092       98
 Theme Parks and Resorts
  Merchandise, food and beverage   1,754   1,555    1,424
  Admissions                       1,603   1,493    1,346

Geographic Segments    1997     1996     1995
------------------------------------------------
Revenues
 United States        $17,868  $14,422  $ 8,876
 United States export     874      746      608
 Europe                 2,073    2,086    1,677
 Rest of world          1,658    1,485      990
                      -------  -------  -------
                      $22,473  $18,739  $12,151
                      =======  =======  =======
Operating income
 United States        $ 3,712  $ 2,229  $ 1,665
 Europe                   499      633      486
 Rest of world            397      382      402
 Unallocated expenses    (161)    (211)     (87)
                      -------  -------  -------
                      $ 4,447  $ 3,033  $ 2,466
                      =======  =======  =======
Identifiable assets
 United States        $35,985  $34,762  $13,438
 Europe                 1,275    1,495    1,060
 Rest of world            516      369      108
                      -------  -------  -------
                      $37,776  $36,626  $14,606
                      =======  =======  =======

  During the second quarter of 1996, the Company implemented SFAS 121. This new accounting standard changes the method that companies use to evaluate the carrying value of such assets by, among other things, requiring companies to evaluate assets at the lowest level at which identifiable cash flows can be determined. The implementation of SFAS 121 resulted in the Company recognizing a $300 million non-cash charge related principally to certain assets included in the Theme Parks and Resorts segment.

12 Financial Instruments

Investments
  As of September 30, 1997 and 1996, the Company held $137 million and $104 million, respectively, of securities classified as available-for-sale. In 1997 and 1996, realized gains and losses on available-for-sale securities, determined principally on an average cost basis, and unrealized gains and losses on available-for-sale securities were not material.

Interest Rate Risk Management
  The Company is exposed to the impact of interest rate changes. The Company's objective is to manage the impact of interest rate changes on earnings and cash flows and on the market value of its investments and borrowings. The Company maintains fixed rate debt as a percentage of its net debt between a minimum and maximum percentage, which is set by policy.

  The Company uses interest rate swaps and other instruments to manage net exposure to interest rate changes related to its borrowings and to lower its overall borrowing costs. Significant interest rate risk management instruments held by the Company at September 30, 1997 and 1996 included pay-floating and pay-fixed swaps and swaption contracts. Pay-fixed swaps effectively converted floating rate obligations to fixed rate instruments. Pay-floating swaps effectively converted medium-term obligations and senior participating notes to commercial paper or LIBOR-based variable rate instruments. These swap agreements expire in one to 15 years. Swaption contracts were designated as hedges of floating rate debt and expire within one year.

  The following table reflects incremental changes in the notional or contractual amounts of the Company's interest rate contracts during 1997 and 1996. Activity representing renewal of existing positions is excluded.

                      September 30,           Maturities/              September 30,
                          1996      Additions Expirations Terminations     1997
------------------------------------------------------------------------------------
Pay-floating swaps       $1,520      $2,479      $ --       $(1,913)      $2,086
Pay-fixed swaps             900         850       (200)        (600)         950
Swaption contracts          --        1,100        --          (800)         300
Option contracts            --          593        --          (593)         --
Spreadlock contracts        --          470       (470)         --           --
                         ------      ------      -----      -------       ------
                         $2,420      $5,492      $(670)     $(3,906)      $3,336
                         ======      ======      =====      =======       ======
                      September 30,           Maturities/              September 30,
                          1995      Additions Expirations Terminations     1996
------------------------------------------------------------------------------------
Pay-floating swaps       $  719      $1,195      $(115)     $  (279)      $1,520
Pay-fixed swaps           4,680       1,460        --        (5,240)         900
Forward contracts           --           93        (93)         --           --
Futures contracts           123           6        --          (129)         --
Option contracts            102          12        (40)         (74)         --
                         ------      ------      -----      -------       ------
                         $5,624      $2,766      $(248)     $(5,722)      $2,420
                         ======      ======      =====      =======       ======

  The impact of interest rate risk management activities on income in 1997 and 1996 and the amount of deferred gains and losses from interest rate risk management transactions at September 30, 1997 and 1996 were not material.

Foreign Exchange Risk Management
  The Company transacts business in virtually every part of the world and is subject to risks associated with changing foreign exchange rates. The Company's objective is to reduce earnings and cash flow volatility associated with foreign exchange rate changes to allow management to focus its attention on its core business issues and challenges. Accordingly, the Company enters into various contracts which change in value as foreign exchange rates change to protect the value of its existing foreign currency assets and liabilities, commitments and anticipated foreign currency revenues. By policy, the Company maintains hedge coverage between minimum and maximum percentages of its anticipated foreign exchange exposures for each of the next five years. The gains and losses on these contracts offset changes in the value of the related exposures.

  It is the Company's policy to enter into foreign currency transactions only to the extent considered necessary to meet its objectives as stated above. The Company does not enter into foreign currency transactions for speculative purposes.

  The Company uses option strategies which provide for the sale of foreign currencies to hedge probable, but not firmly committed, revenues. While these hedging instruments are subject to fluctuations in value, such fluctuations are offset by changes in the value of the underlying exposures being hedged. The principal currencies hedged are the Japanese yen, French franc, German mark, British pound, Canadian dollar, Italian lira and Spanish peseta. The Company also uses forward contracts to hedge foreign currency assets, liabilities and foreign currency payments the Company is committed to make in connection with the construction of two cruise ships (see Note 13). Cross-currency swaps are used to hedge foreign currency-denominated borrowings.

  At September 30, 1997 and 1996, the notional amounts of the Company's foreign exchange risk management contracts, net of notional amounts of contracts with counterparties against which the Company has a legal right of offset, the related exposures hedged and the contract maturities are as follows:

                                   1997                           1996
                      ------------------------------ ------------------------------
                      NOTIONAL EXPOSURES FISCAL YEAR Notional Exposures Fiscal Year
                       AMOUNT   HEDGED    MATURITY    Amount   Hedged    Maturity
                      -------- --------- ----------- -------- --------- -----------
Option contracts       $3,460   $1,633    1998-1999   $5,563   $3,386    1997-1999
Forward contracts       2,284    1,725    1998-1999    1,981    1,174    1997-1999
Cross-currency swaps    1,812    1,812    1998-2001    2,308    2,536    1997-2001
                       ------   ------                ------   ------
                       $7,556   $5,170                $9,852   $7,096
                       ======   ======                ======   ======

  Gains and losses on contracts hedging anticipated foreign currency revenues and foreign currency commitments are deferred until such revenues are recognized or such commitments are met, and offset changes in the value of the foreign currency revenues and commitments. At September 30, 1997 and 1996, the Company had deferred gains of $486 million and $335 million, respectively, and deferred losses of $220 million and $307 million, respectively, related to foreign currency hedge transactions. Deferred amounts to be recognized can change with market conditions and will be substantially offset by changes in the value of the related hedged transactions. The impact of foreign exchange risk management activities on operating income in 1997 was a net gain of $166 million and in 1996 was not material.

Fair Value of Financial Instruments
  At September 30, 1997 and 1996, the Company's financial instruments included cash, cash equivalents, investments, receivables, accounts payable, borrowings and interest rate and foreign exchange risk management contracts.

  At September 30, 1997 and 1996, the fair values of cash and cash equivalents, receivables, accounts payable and commercial paper approximated carrying values because of the short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on broker quotes or quoted market prices or rates for the same or similar instruments, and the related carrying amounts are as follows:

                                 1997                1996
                           ------------------  ------------------
                           CARRYING    FAIR    Carrying    Fair
                            AMOUNT    VALUE     Amount    Value
                           --------  --------  --------  --------
Investments                $    769  $  1,174  $    148  $    148
Borrowings                  (10,313)  (10,290)  (12,342)  (12,270)
Risk management contracts       257       437       466       460
                           --------  --------  --------  --------
                           $ (9,287) $ (8,679) $(11,728) $(11,662)
                           ========  ========  ========  ========

Credit Concentrations
  The Company continually monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments and does not anticipate nonperformance by the counterparties. The Company would not realize a material loss as of September 30, 1997 in the event of nonperformance by any one counterparty. The Company enters into transactions only with financial institution counterparties which have a credit rating of A- or better. The Company's current policy in agreements with financial institution counterparties is generally to require collateral in the event credit ratings fall below A- or in the event aggregate exposures exceed limits as defined by contract. In addition, the Company limits the amount of credit exposure with any one institution. At September 30, 1997, financial institution counterparties posted collateral of $210 million to the Company, and the Company was not required to collateralize its financial instrument obligations.

    The Company's trade receivables and investments do not represent significant concentrations of credit risk at September 30, 1997, due to the wide variety of customers and markets into which the Company's products are sold, their dispersion across many geographic areas, and the diversification of the Company's portfolio among instruments and issuers.

13  Commitments and Contingencies

    During 1995, the Company entered into agreements with a shipyard to build two cruise ships for its Disney Cruise Line. Under the agreements, the Company is committed to make payments totaling approximately $625 million through 1999.

    At September 30, 1997, the Company is committed to the purchase of broadcast rights for various feature films, sports and other programming aggregating approximately $5.2 billion. This amount is substantially payable over the next six years.

    The Company has various real estate operating leases including retail outlets for the distribution of consumer products and office space for general and administrative purposes. Future minimum lease payments under these non-cancelable operating leases totaled $1.8 billion at September 30, 1997, payable as follows:

             1998        $229
             1999         222
             2000         209
             2001         195
             2002         179
             Thereafter   741

    Rental expense for the above operating leases, including overages, common-area maintenance and other contingent rentals, during 1997, 1996 and 1995 was $327 million, $233 million and $135 million, respectively.

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

                          QUARTERLY FINANCIAL SUMMARY
                     (In millions, except per share data)
                                  (Unaudited)

                                 December 31 March 31 June 30 September 30
--------------------------------------------------------------------------
1997
Revenues                           $6,278     $5,481  $5,194     $5,520
Operating income (/1/)              1,562        864   1,060        961
Net income (/1/)                      749        333     473        411
Earnings per share (/1/)             1.09        .49     .69        .60
1996 (/2/)
Revenues                           $3,837     $4,543  $5,087     $5,272
Operating income (/3/)                863        356     956        858
Net income (loss) (/3/)               497        (25)    406        336
Earnings (loss) per share (/3/)       .93       (.04)    .59        .49

--------
(1) Reflects a $135 million gain on the sale of KCAL in the first quarter. The earnings per share impact of this gain was $.11. See Note 2 to the Consolidated Financial Statements.
(2) Results after February 9, 1996 reflect the impact of the acquisition of ABC. See Note 2 to the Consolidated Financial Statements.
(3) Operating and net income (loss) reflect a $300 million non-cash charge in the second quarter pertaining to the implementation of SFAS 121. Net income (loss) was also affected in the second quarter by a $225 million charge for costs related to the acquisition of ABC. The earnings per share impacts of these charges were $.30 and $.22, respectively. See Notes 2 and 11 to the Consolidated Financial Statements.

[LOGO OF PRINTED ON RECYCLED PAPER]