Form 10-Q
period 1997-12-31
WALT DISNEY CO/
filed 1998-02-17
CIK 1001039

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549



                               FORM 10-Q


          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended December 31, 1997   Commission File Number 1-11605



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


      YES   X          NO

 There were 678,946,036 shares of common stock outstanding as of February 10, 1998 (including 170 shares held by TWDC Stock Compensation Fund, an affiliate of the Company).


                   PART I. FINANCIAL INFORMATION
                      THE WALT DISNEY COMPANY
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
          In millions, except per share data (unaudited)



                                                Three Months Ended
                                                    December 31
                                             --------------------------
                                               1997            1996
                                             ----------      ----------

Revenues                                     $ 6,339         $  6,278

Costs and expenses                            (4,847)          (4,851)

Gain on sale of KCAL                               -              135
                                              --------         -------

Operating income                               1,492            1,562

Corporate activities and other                   (78)             (90)

Net interest expense                            (134)            (171)
                                              --------         -------

Income before income taxes                     1,280            1,301

Income taxes                                    (525)            (552)
                                              --------         -------

Net income                                   $   755         $    749
                                              ========         =======

Earnings per share
   Diluted                                   $   1.10        $    1.09
                                              ========         =======
   Basic                                     $   1.12        $    1.11
                                              ========         =======

Average number of common and common equivalent
 shares outstanding
   Diluted                                       689              686
                                              ========         =======
   Basic                                         673              675
                                              ========         =======







     See Notes to Condensed Consolidated Financial Statements

                      THE WALT DISNEY COMPANY
               CONDENSED CONSOLIDATED BALANCE SHEETS
                  In millions, except share data


                                                    December 31,  September 30,
                                                       1997           1997
                                                    -----------   ------------
                                                    (unaudited)

ASSETS
   Cash and cash equivalents                        $    887      $    317
   Receivables                                         4,600         3,726
   Inventories                                           907           942
   Film and television costs                           4,819         4,401
   Investments                                         1,799         1,897
   Theme parks, resorts and other property, net of
     accumulated depreciation of $4,954 and $4,857     9,226         8,951
   Intangible assets, net of accumulated
     amortization of $813 and $707                    16,095        16,011
   Other assets                                        1,611         1,531
                                                     -------       --------
                                                    $ 39,944      $ 37,776
                                                     =======       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
   Accounts and taxes payable and accrued
    liabilities                                     $  6,831      $  6,572
   Borrowings                                         12,003        11,068
   Unearned royalty and other advances                 1,046         1,172
   Deferred income taxes                               1,804         1,679
   Stockholders' equity
    Preferred stock, $.01 par value
      Authorized - 100 million shares
      Issued - none
    Common stock, $.01 par value
      Authorized - 1.2 billion shares
      Issued - 687 million and 683 million shares      8,592         8,534
    Retained earnings                                 10,222         9,557
    Cumulative translation and other adjustments          39           (12)
    Less treasury shares, at cost, 10 million
      shares and 8 million shares                       (593)         (462)
    Less shares held by TWDC Stock Compensation Fund,
     at cost, 4 million shares at September 30, 1997       -          (332)
                                                      -------      --------
                                                      18,260        17,285
                                                      -------      --------
                                                    $ 39,944      $ 37,776
                                                      =======      ========


     See Notes to Condensed Consolidated Financial Statements

                      THE WALT DISNEY COMPANY
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      In millions (unaudited)

                                                     Three Months Ended
                                                        December 31
                                                  ---------------------------
                                                     1997            1996
                                                  -----------     -----------

NET INCOME                                         $    755        $    749
                                                    --------        -------

OPERATING ITEMS NOT REQUIRING CASH OUTLAYS
   Amortization of film and television costs          1,230           1,073
   Depreciation                                         190             172
   Amortization of intangibles                          106             114
   Gain on sale of KCAL                                   -            (135)
   Other                                                 35              29

CHANGES IN
   Receivables                                         (867)           (813)
   Inventories                                           35             143
   Other assets                                         (85)           (108)
   Accounts and taxes payable and accrued liabilities   473             703
   Unearned royalty and other advances                 (125)           (103)
   Deferred income taxes                                123             161
                                                    --------        -------
                                                      1,115           1,236
                                                    --------        -------

CASH PROVIDED BY OPERATIONS                           1,870           1,985
                                                    --------        -------

INVESTING ACTIVITIES
   Film and television costs                        (1,631)         (1,427)
   Investments in theme parks, resorts and
    other property                                    (487)           (424)
   Acquisition of Classic Sports Network
    (net of cash acquired)                            (172)              -
   Proceeds from sale of KCAL and other
    investments                                         90             395
   Other                                                (3)            (54)
                                                    --------        -------
                                                    (2,203)         (1,510)
                                                    --------        -------
FINANCING ACTIVITIES
   Borrowings                                        1,947           1,281
   Reduction of borrowings                            (983)         (1,270)
   Dividends                                           (90)            (75)
   Other                                                29              18
                                                    --------        -------
                                                       903             (46)
                                                    --------        -------

Increase in Cash and Cash Equivalents                  570             429
Cash and Cash Equivalents, Beginning of Period         317             278
                                                    --------        -------

Cash and Cash Equivalents, End of Period          $    887        $    707
                                                    ========        =======


     See Notes to Condensed Consolidated Financial Statements

                      THE WALT DISNEY COMPANY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. These condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these condensed consolidated financial statements. Operating results for the quarter are not necessarily indicative of the results that may be expected for the year ending September 30, 1998. Certain reclassifications have been made in the fiscal 1997 financial statements to conform to the fiscal 1998 presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1997.

2. During the quarter, the Company adopted Statement of Financial Accounting Standards No. 128 Earnings Per Share (SFAS 128), which specifies the method of computation, presentation and disclosure for earnings per share ("EPS"). SFAS 128 requires the presentation of two EPS amounts, basic and diluted. Basic EPS is calculated by dividing net income by average common shares outstanding for the period. Diluted EPS includes the dilution that would occur if outstanding stock options were exercised and is comparable to the EPS the Company has historically reported.

   Options to purchase 3 million and 5 million shares of common stock were excluded from the average number of common and common equivalent shares outstanding in the diluted EPS calculation for the quarters ended December 31, 1997 and 1996, respectively, because their exercise prices exceeded the average market price over the quarter of the common shares.

3. During the quarter, the Company received net proceeds of approximately $1.8 billion from commercial paper activity and $168 million through other financing arrangements. The other financing arrangements have effective interest rates ranging from 5.4% to 5.7% and maturities in fiscal 1999 through 2008. Certain of this debt is denominated in foreign currencies for which the Company has entered into cross-currency swap agreements effectively converting these obligations into U.S. dollar-denominated LIBOR-based variable rate debt instruments.

   Commercial paper outstanding as of December 31, 1997 totaled $3.7 billion with maturities of up to one year and an average interest rate of 5.8%. The outstanding commercial paper borrowings are supported by bank facilities totaling $4.2 billion, which expire in one to four years and allow for borrowings at various interest rates.

4. Dividends per share for the quarters ended December 31, 1997 and 1996 were $0.13 and $0.11, respectively.

5. The unaudited pro forma information below for the quarter ended December 31, 1996 presents combined results of operations as if the disposition of certain ABC publishing assets, the finalization of the ABC purchase price allocation and the sale of KCAL, a Los Angeles television station, occurred at the beginning of such period. The unaudited pro forma information is not necessarily indicative of the results of operations of the Company that would have occurred had the events occurred at the beginning of such period.


                           (in millions, except per share data)

                                      Quarter Ended
                                    December 31, 1996
                                    -----------------

             Revenues                      $5,984
             Net income                       641
             Earnings per share
               Diluted                       0.93
               Basic                         0.95

6. During January 1998, ABC and ESPN reached agreement with the National Football League (the "NFL") with respect to a new contract for the right to broadcast NFL football games. The contract provides for the ABC Television Network to broadcast Monday Night Football and for ESPN to broadcast Sunday evening games. The contract provides for total payments of approximately $9 billion over an eight-year period commencing with the 1998 season. As part of the agreement, the NFL has the right to cancel the contract after five years.

                         The Walt Disney Company
                 Management's Discussion and Analysis of
              Financial Condition and Results of Operations


SEASONALITY

      The Company's businesses are subject to the effects of seasonality. Consequently, the operating results for the quarter ended December 31, 1997 for each line of business, and for the Company as a whole, are not necessarily indicative of results for the full year.

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


RESULTS OF OPERATIONS
For the Quarter Ended December 31, 1997

      During fiscal 1997, the Company disposed of certain ABC publishing assets, finalized the ABC purchase price allocation and sold KCAL, a Los Angeles television station. The pro forma information below for the quarter ended December 31, 1996 presents combined results of operations as if these events occurred at the beginning of such period. The Company believes prior-year pro forma results provide more meaningful information for comparing revenues and earnings trends. Accordingly, the discussion of fiscal 1998 results below reflects comparisons to the Company's pro forma fiscal 1997 operating results. The pro forma information is not necessarily indicative of the results of operations of the Company that would have occurred had these events occurred at the beginning of such period.


Consolidated Results

                For the Quarter Ended December 31,
          (unaudited; in millions, except per share data)


                                               1996                  1996
                                     1997   (Pro forma) % Change (As reported)
                                     -----  ----------- --------  ------------


Revenues                             $6,339   $5,984        6%      $6,278
Costs and Expenses                   (4,847)  (4,609)      (5)%     (4,851)
Gain on Sale of KCAL                      -        -       n/m         135
                                     ------   ------                ------
Operating Income                      1,492    1,375        9%       1,562
Corporate Activities and Other          (78)     (90)      13%         (90)
Net Interest Expense                   (134)    (171)      22%        (171)
                                     ------   ------                ------
Income Before Income Taxes            1,280    1,114       15%       1,301
Income Taxes                           (525)    (473)     (11)%       (552)
                                     ------   ------                ------
Net Income                            $ 755    $ 641       18%       $ 749
                                     ======   ======                ======
Earnings Per Share
   Diluted                           $ 1.10    $ .93       18%      $ 1.09
                                     ======   ======                ======
   Basic                             $ 1.12    $ .95       18%      $ 1.11
                                     ======   ======                ======
Amortization of Intangible Assets
   Included in Operating Income       $ 106    $ 103                 $ 114
                                      =====    =====                 =====


      Net income and diluted earnings per share for the quarter increased 18% to $755 million and $1.10, respectively. These results were driven by increased operating income in all business segments and a decrease in net interest expense. The decrease in net interest expense of 22% was due primarily to gains realized on the sale of certain investments and lower average debt balances.


Business Segment Results

                            For the Quarter Ended December 31,
                                 (Unaudited; in millions)

                                                 1996                1996
                                     1997    (Pro forma) %Change (As reported)
                                     ----    ----------- -------  ------------
Revenues:
   Creative Content                  $3,015    $2,962       2%      $3,235
   Broadcasting                       2,064     1,872      10%       1,893
   Theme Parks & Resorts              1,260     1,150      10%       1,150
                                      -----     -----                -----
   Total                             $6,339    $5,984       6%      $6,278
                                      =====     =====                =====
Operating Income: (1)
   Creative Content                   $ 700     $ 668       5%       $ 719
   Broadcasting                         505       469       8%         470
   Theme Parks & Resorts                287       238      21%         238
                                      -----     -----                -----
                                      1,492     1,375       9%       1,427
   Gain on Sale of KCAL                   -         -      n/m         135
                                      -----     -----                -----
   Total                            $ 1,492   $ 1,375       9%     $ 1,562
                                      =====     =====                =====

(1) Includes depreciation and amortization (excluding film costs) of:

  Creative Content                    $  52     $  42
  Broadcasting                          134       129
  Theme Parks & Resorts                  98        97
                                        ---       ---
                                      $ 284     $ 268
                                        ===       ===


Creative Content

      Revenues increased 2% or $53 million to $3.0 billion, driven by growth of $98 million in television distribution, $73 million in The Disney Store and $24 million in domestic character merchandise licensing, partially offset by a reduction of $169 million in home video. Growth in television distribution revenue reflected the increase in the distribution of film and television product into the worldwide television market. Increased revenues at The Disney Store reflected an increase in comparable store sales in North America and Europe driven by a strong holiday season, and continued worldwide expansion with the opening of 93 new stores since the prior-year quarter. The domestic character merchandise licensing growth was driven by the strength of Winnie the Pooh. The decline in home video revenues reflected the strength of titles in the prior year, including the performance of Toy Story worldwide and Pocahontas internationally.

      Operating income increased 5% or $32 million to $700 million, reflecting growth in television distribution, The Disney Store and domestic character merchandise licensing. These increases were partially offset by a reduction in theatrical and home video distribution results compared to the prior year, which benefited from the success in the domestic theatrical market of Ransom and 101 Dalmatians and in the home video market of Toy Story worldwide and Pocahontas internationally. Costs and expenses, which consist primarily of production cost amortization, distribution and selling expenses, product cost, labor and occupancy, increased 1% or $21 million. The increase was primarily due to the expansion of The Disney Store and increases in production cost amortization in the theatrical markets, partially offset by a decrease in distribution and selling expenses in the international home video market driven by a decline in volume and a decrease in costs in the Interactive business driven by a reduction in headcount and lower product development costs.

Broadcasting

      Revenues increased 10% or $192 million to $2.1 billion, primarily driven by a $104 million increase in revenues at ESPN and Disney Channel, a $49 million increase at the television network and an increase of $32 million at the television and radio stations. The revenue growth at ESPN was due primarily to
higher  advertising  revenues and  affiliate  fees  resulting   from  continued
subscriber growth and improved advertising and subscriber rates. Increases at Disney Channel were driven by higher affiliate fees due to subscriber growth. The revenue increases at the television and radio stations and the television network were due primarily to improved advertising rates.

      Operating income increased 8% or $36 million to $505 million, reflecting revenue increases at ESPN, Disney Channel, the television and radio stations and the television network, partially offset by increased costs and expenses at the television network. Costs and expenses, which consist primarily of programming, selling and general and administrative costs, increased 11% or $156 million. This increase reflected higher program amortization at the television network, due primarily to changes in the program mix in response to lower ratings and a reduction in benefits arising from the ABC acquisition, and increased program rights and production costs driven by growth at ESPN.

Theme Parks and Resorts

      Revenues increased $110 million or 10% to $1.3 billion, reflecting growth at the Walt Disney World Resort, which celebrated the final months of its 25th Anniversary. Growth at the resort included $59 million from higher guest spending, $28 million from increased occupied rooms and $10 million due to record theme park attendance. Higher guest spending reflected increased average admissions spending, higher average room rates at hotel properties and increased merchandise and food and beverage sales. The increase in occupied rooms reflected higher occupancy and the opening of Disney's Coronado Springs Resort in August 1997. Record theme park attendance resulted from growth in domestic tourist visitation. Revenues for the quarter also reflected increased sales of units at Disney Vacation Club partially offset by reduced revenues at Disneyland. Disneyland's revenues for the quarter were down due to reduced attendance compared with the prior-year's record attendance attributed to the Main Street Electrical Parade farewell season, partially offset by higher guest spending.

      Operating income increased $49 million or 21% to $287 million, resulting primarily from higher guest spending, increased occupied rooms and record theme park attendance at the Walt Disney World Resort. Costs and expenses, which consist principally of labor, costs of merchandise, food and beverages sold, depreciation, repairs and maintenance, entertainment and marketing and sales expenses, increased $61 million or 7%. Increased operating costs were associated with growth in theme park attendance and occupied rooms and higher guest spending.

FINANCIAL CONDITION

      For the quarter ended December 31, 1997, cash provided by operations decreased $115 million to $1.9 billion, primarily reflecting the impact of certain non-recurring income tax payments related to the disposition of certain publishing assets in fiscal 1997.

      During the quarter, the Company received approximately $1.8 billion from net commercial paper activity and $168 million from new financing arrangements. Commercial paper borrowings outstanding as of December 31, 1997 totaled $3.7 billion with maturities of up to one year, supported by bank facilities totaling $4.2 billion, which expire in one to four years and allow for borrowings at various interest rates. The Company also has the ability to borrow under a U.S. shelf registration statement filed in March 1996 and a Euro Medium-Term Note Program established in June 1996, which collectively permit the issuance of up to approximately $2.8 billion of additional debt.

      During the quarter, the Company invested $487 million in theme parks, resorts and other properties. These expenditures reflected continued expansion activities including Disney's Animal Kingdom, Disney's California Adventure, Disney Cruise Line and certain resort facilities at the Walt Disney World Resort.

      During the quarter, the Company invested $1.6 billion to develop, produce and acquire rights to film and television properties. These costs increased over the prior year quarter due primarily to higher spending on live-action theatrical and television productions.

      Total commitments to purchase broadcast programming approximated $4.6 billion at December 31, 1997. Substantially all of this amount is payable over the next five years.

      During January 1998, ABC and ESPN reached agreement with the National Football League (the "NFL") with respect to a new contract for the right to broadcast NFL football games. The contract provides for the ABC Television Network to broadcast Monday Night Football and for ESPN to broadcast Sunday evening games. The contract provides for total payments of approximately $9 billion over an eight-year period commencing with the 1998 season.

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











                               THE WALT DISNEY COMPANY
                               (Registrant)





                               By /s/ Richard D. Nanula
                                  ----------------------------------
                                  Richard D. Nanula
                                  Senior Executive Vice President and
                                  Chief Financial Officer


February 17, 1998
Burbank, California