Form 10-Q
period 1998-03-31
WALT DISNEY CO/
filed 1998-05-14
CIK 1001039

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


                               FORM 10-Q


          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended March 31, 1998      Commission File Number 1-11605



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


      YES    X          NO


 There were 681,733,360 shares of common stock outstanding as of April 30, 1998 (including 170 shares held by TWDC Stock Compensation Fund, an affiliate of the Company).

                   PART I. FINANCIAL INFORMATION
                      THE WALT DISNEY COMPANY
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
          In millions, except per share data (unaudited)

                                    Three Months Ended  Six Months Ended
                                         March 31           March 31
                                     1998       1997      1998     1997
                                    --------  --------  -------  --------

Revenues                             $5,242    $5,481   $11,581   $11,759

Costs and expenses                   (4,393)   (4,617)   (9,240)   (9,468)

Gain on sale of KCAL                      -         -         -       135
                                    --------  --------  --------- --------

Operating income                        849       864     2,341     2,426

Corporate activities and other          (48)     (108)     (126)     (198)

Net interest expense                   (150)     (184)     (284)     (355)
                                    --------  --------  --------- --------

Income before income taxes              651       572     1,931     1,873

Income taxes                           (267)     (239)     (792)     (791)
                                    --------  --------  --------- --------

Net income                            $ 384     $ 333    $1,139    $1,082
                                    ========  ========  ========= ========

Earnings per share

      Diluted                        $  0.55   $  0.49  $  1.65   $  1.58
                                    ========  ========  ========= ========

      Basic                          $  0.57   $  0.49  $  1.68   $  1.60
                                    ========  ========  ========= ========
Average number of common and
common equivalent shares outstanding

      Diluted                          693       686       691      686
                                    ========  ========  ========= ========

      Basic                            679       674       676      674
                                    ========  ========  ========= ========









     See Notes to Condensed Consolidated Financial Statements

                      THE WALT DISNEY COMPANY
               CONDENSED CONSOLIDATED BALANCE SHEETS
                  In millions, except share data



                                               March 31,    September 30,
                                                  1998         1997
                                               ----------- --------------
                                               (unaudited)
ASSETS
   Cash and cash equivalents                  $    597      $    317
   Receivables                                   3,871         3,726
   Inventories                                     935           942
   Film and television costs                     5,019         4,401
   Investments                                   1,800         1,904
   Theme parks, resorts and other property,
    net of accumulated depreciation of $5,135
    and $4,857                                   9,450         8,951
   Intangible assets, net of accumulated
    amortization of $920 and $707               15,955        16,011
   Other assets                                  1,690         1,524
                                                -------       -------
                                              $ 39,317      $ 37,776
                                                -------       -------
                                                -------       -------

LIABILITIES AND STOCKHOLDERS' EQUITY
   Accounts and taxes payable and accrued
    liabilities                               $  6,228      $  6,572
   Borrowings                                   11,450        11,068
   Unearned royalty and other advances           1,143         1,172
   Deferred income taxes                         1,870         1,679
   Stockholders' equity
    Preferred stock, $.01 par value
      Authorized - 100 million shares
      Issued - none
    Common stock, $.01 par value Authorized -
      1.2 billion shares Issued - 689 million
      shares and 683 million shares              8,697         8,534
    Retained earnings                           10,499         9,557
    Cumulative translation and other
      adjustments                                   23           (12)
    Treasury shares, at cost-10 million
      shares and 8 million shares                 (593)         (462)
    Shares held by TWDC Stock Compensation
      Fund, at cost-4 million shares at
      September 30, 1997                             -          (332)
                                                --------      -------
                                                18,626        17,285
                                                --------      -------
                                              $ 39,317      $ 37,776
                                                --------      -------
                                                --------      -------





     See Notes to Condensed Consolidated Financial Statements

                      THE WALT DISNEY COMPANY
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      In millions (unaudited)

                                                     Six Months Ended
                                                         March 31
                                                ---------------------------
                                                   1998            1997
                                                -----------     -----------

NET INCOME                                      $  1,139        $  1,082
                                                  --------        --------

OPERATING ITEMS NOT REQUIRING CASH OUTLAYS
   Amortization of film and television costs       2,292           2,040
   Depreciation                                      373             343
   Amortization of intangibles                       213             233
   Gain on sale of SBS and KCAL                      (38)           (135)
   Other                                              12              28

CHANGES IN
   Receivables                                      (139)           (320)
   Inventories                                         7              45
   Other assets                                     (166)           (203)
   Accounts and taxes payable and accrued
    liabilities                                     (116)            336
   Deferred income taxes                             189             226
   Unearned royalty and other advances               (29)            (18)
                                                  --------        --------
                                                   2,598           2,575
                                                  --------        --------

CASH PROVIDED BY OPERATIONS                        3,737           3,657
                                                  --------        --------

INVESTING ACTIVITIES
   Film and television costs                      (2,893)         (2,560)
   Investments in theme parks, resorts and
    other property                                  (864)           (765)
   Acquisition of Classic Sports Network (net
    of cash acquired)                               (173)              -
   Proceeds from sale of KCAL and other
    investments                                      188             390
   Other                                             (13)            (45)
                                                  --------        --------
                                                  (3,755)         (2,980)
                                                  --------        --------

FINANCING ACTIVITIES
   Borrowings                                      1,451           2,206
   Proceeds from formation of REITs                    -           1,311
   Reduction of borrowings                        (1,050)         (3,033)
   Dividends                                        (197)           (163)
   Other                                              94            (136)
                                                  --------        -------
                                                     298             185
                                                  --------        -------

Increase in cash and cash equivalents                280             862
Cash and cash equivalents, beginning of period       317             278
                                                  --------        -------
Cash and cash equivalents, end of period        $    597        $  1,140
                                                  --------        -------
                                                  --------        -------




     See Notes to Condensed Consolidated Financial Statements

                      THE WALT DISNEY COMPANY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. These condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these condensed consolidated financial statements. Operating results for the quarter are not necessarily indicative of the results that may be expected for the year ending September 30, 1998. Certain reclassifications have been made in the 1997 condensed consolidated financial statements to conform to the 1998 presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1997.

2. On April 21, 1998, the Board of Directors approved a three-for-one stock split of the Company's common stock, to be effected by means of a special stock dividend. The split is subject to stockholder approval of a charter amendment to increase the Company's authorized common stock, which is currently insufficient to permit consummation of the split, from 1.2 billion shares to 3.6 billion shares. The Board of Directors also approved an increase in the Company's share repurchase authorization to 133.3 million shares of common stock pre-split, or 400 million shares post-split.

3. During the first quarter, the Company adopted Statement of Financial Accounting Standards No. 128 Earnings Per Share ("SFAS 128"), which specifies the method of computation, presentation and disclosure for earnings per share ("EPS"). SFAS 128 requires the presentation of two EPS amounts, basic and diluted. Basic EPS is calculated by dividing net income by average common shares outstanding for the period. Diluted EPS includes the dilution that would occur if outstanding stock options were exercised and is comparable to the EPS the Company has historically reported.

    The diluted EPS calculation excludes the effect of stock options when their exercise prices exceed the average market price over the period. For the quarters ended March 31, 1998 and 1997, options for 2 million and 4 million shares, respectively, were excluded from diluted EPS, and for the six-month periods, options for 3 million and 4 million shares, respectively, were excluded.

                       THE WALT DISNEY COMPANY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (continued)


4. During the six months, the Company received net proceeds of approximately $450 million from commercial paper activity and approximately $1.0 billion through other financing arrangements. The other financing arrangements have effective interest rates ranging from 5.4% to 5.7% and maturities in fiscal 1999 through 2008. Certain of this debt is denominated in foreign currencies, which the Company has effectively converted into U.S. dollar-denominated LIBOR-based variable rate debt instruments by entering into cross-currency swaps.

    Commercial paper outstanding as of March 31,1998 totaled $2.4 billion with maturities of up to one year and an average interest rate of 5.5%. The outstanding commercial paper borrowings are supported by bank facilities totaling $5.0 billion, which expire in one to four years and allow for borrowings at various interest rates.

5. Dividends per share for the quarters ended March 31, 1998 and 1997 were $0.1575 and $0.1325, respectively.

6. The unaudited pro forma information below for the quarter and six months ended March 31, 1997 presents results of operations as if the disposition of certain ABC publishing assets and the sale of KCAL, a Los Angeles television station, had occurred at the beginning of the year. The unaudited pro forma information is not necessarily indicative of the results of operations that the Company would have reported had these events occurred at the beginning of the year.


                           (in millions, except per share data)
                                     March 31, 1997
                            ---------------------------------
                            Quarter ended   Six months ended
                            -------------- ------------------

         Revenues               $ 5,218         $ 11,202
         Net income                 316              957
         Earnings per share
            Diluted             $ 0.46          $  1.40
            Basic               $ 0.47          $  1.42


                         The Walt Disney Company
                 Management's Discussion and Analysis of
              Financial Condition and Results of Operations


SEASONALITY

      The Company's businesses are subject to the effects of seasonality. Consequently, the operating results for the quarter and six months ended March 31, 1998 for each business segment, and for the Company as a whole, are not necessarily indicative of results to be expected for the full year.

      Creative Content revenues fluctuate based upon the timing of theatrical and home video releases and seasonal consumer purchasing behavior. Release dates for theatrical and home video products are determined by several factors,including timing of vacation and holiday periods and competition in the market.

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

RESULTS OF OPERATIONS
For the Quarter and Six Months Ended March 31, 1998

      During fiscal 1997, the Company disposed of certain ABC publishing assets and sold KCAL, a Los Angeles television station.The pro forma information below for the quarter and six months ended March 31, 1997 presents results of operations as if these events had occurred at the beginning of the year. The Company believes prior-year pro forma results provide more meaningful information for comparing revenues and earnings trends. Accordingly, the discussion of fiscal 1998 results below includes comparisons to the Company's pro forma fiscal 1997 operating results.
The pro forma information is not necessarily indicative of the results that the Company would have reported had these events occurred at the beginning of the year.

                        The Walt Disney Company
                 Management's Discussion and Analysis of
              Financial Condition and Results of Operations
                              (continued)


Consolidated Results - Quarter

          (unaudited; in millions, except per share data)

                                                1997                  1997
                                     1998   (Pro forma) % Change  (As reported)

Revenues                            $5,242    $5,218        0%       $5,481
Costs and expenses                  (4,393)   (4,390)       0%       (4,617)
                                    ------    ------                 ------
Operating income                       849       828        3%          864
Corporate activities and other         (48)     (108)      56%         (108)
Net interest expense                  (150)     (184)      18%         (184)
                                      ----      ----                   ----
Income before income taxes             651       536       21%          572
Income taxes                          (267)     (220)     (21)%        (239)
                                      ----      ----                   ----

Net income                           $ 384     $ 316       22%        $ 333
                                       ===       ===                    ===

Earnings per share
   Diluted                           $ 0.55    $ 0.46      20%        $  0.49
                                       ====      ====                   =====
   Basic                             $ 0.57    $ 0.47      21%        $  0.49
                                       ====      ====                   =====
Amortization of intangible assets
  included in operating income       $ 107     $ 104       (3)%
                                       ===       ===



      Net income and diluted earnings per share increased 22% and 20% to $384 million and $0.55, respectively, over the prior-year pro forma amounts. These results were driven by higher operating income, decreased corporate activities and other and lower net interest expense. Increased operating income reflected improved results from Theme Parks and Resorts, partially offset by lower results from Creative Content. Corporate activities and other decreased 56% due primarily to a gain on the sale of the Company's interest in Scandinavian Broadcasting System ("SBS") and improved results from E! Entertainment Television, A&E Television and Lifetime Television. Net interes expense decreased 18% due primarily to lower average debt balances.

      On an as reported basis, net income and diluted earnings per share increased 15% and 12%, respectively, driven by decreased corporate activities and other, as well as lower net interest expense, as discussed above. Operating income decreased due to the inclusion in the prior year of certain ABC publishing businesses which were disposed of during the third and fourth quarters of that year.

                        The Walt Disney Company
                 Management's Discussion and Analysis of
              Financial Condition and Results of Operations
                              (continued)

Consolidated Results - Six Months

          (unaudited; in millions, except per share data)

                                           1997                     1997
                                  1998    (Proforma)  % Change  (As reported)

Revenues                        $11,581    $11,202       3%        $11,759
Costs and expenses               (9,240)    (8,999)      3%         (9,468)
Gain on sale of KCAL                  -          -      n/m            135
                                                                       ---
Operating income                  2,341      2,203       6%          2,426
Corporate activities and other     (126)      (198)     36%           (198)
Net interest expense               (284)      (355)     20%           (355)
                                   ----       ----                    ----

Income before income taxes        1,931      1,650      17%          1,873
Income taxes                       (792)      (693)    (14)%          (791)
                                   ----       ----                    -----

Net income                      $ 1,139    $   957      19%        $ 1,082
                                 =======      =====                 =======

Earnings per share
   Diluted                      $ 1.65     $ 1.40       18%        $  1.58
                                ======     ======                   =======
   Basic                        $ 1.68    $  1.42       18%        $  1.60
                                ======    =======                   =======
Amortization of intangible
 assets included in operating
  income                        $ 213     $ 208         (2)%
                                =====     =====


      Net income and diluted earnings per share increased 19% and 18% to $1.1 billion and $1.65, respectively, over the prior-year pro forma amounts. These results were driven by higher operating income, decreased corporate activities and other and lower net interest expense. The ncrease in operating income was primarily driven by improved results from Theme Parks and Resorts. Corporate activities and other decreased 36% due primarily to a gain on the sale of the Company's interest in SBS and improved results from E! Entertainment Television, A&E Television and Lifetime Television. Net interest expense decreased 20% due primarily to lower average debt balances.

      On an as reported basis, net income and iluted earnings per share increased 5% and 4%, respectively, driven by decreased corporate activities and other, as well as lower net interest expense, as discussed above, partially offset by decreased operating income. Operating income decreased due to the gain on the sale of KCAL in the prior year and the inclusion in the prior year of certain ABC publishing businesses which were disposed of during the third and fourth quarters of that year.

                        The Walt Disney Company
                 Management's Discussion and Analysis of
              Financial Condition and Results of Operations
                              (continued)

Business Segment Results - Quarter

                                           (Unaudited; in millions)

                                                1997                  1997
                                    1998    (Pro forma)  %Change  (As reported)
                                   ------   -----------  -------  -------------

Revenues:
   Creative Content                $2,409     $2,487       (3)%      $2,750
   Broadcasting                     1,589      1,528        4%        1,528
   Theme Parks & Resorts            1,244      1,203        3%        1,203
                                    -----      -----                  -----
   Total                           $5,242     $5,218        0%       $5,481
                                    =====      =====                  =====
Operating Income: (1)
   Creative Content                $  339     $  354       (4)%      $  390
   Broadcasting                       239        238        0%          238
   Theme Parks & Resorts              271        236       15%          236
                                      ---        ---                    ---
   Total                           $  849     $  828        3%       $  864
                                      ===        ===                    ===

(1) Includes depreciation and amortization (excluding film costs)of:

    Creative Content               $  50      $  41
    Broadcasting                     135        131
    Theme Parks & Resorts            104         90
                                     ---        ---
                                   $ 289      $ 262
                                     ===        ===


Creative Content

      Compared to prior-year pro forma amounts, revenues decreased $78 million
or  3%  to  $2.4  billion,   due  primarily  to declines of  $113  million  in
international home video revenues and $111 million in worldwide theatrical revenues, partially offset by increases of $73 million in domestic home video revenues and $39 million in revenues at The Disney Store. The decline in international home video and worldwide theatrical revenues reflected the prior-year strength of Toy Story, Aladdin and the King of Thieves and The Hunchback of Notre Dame in the home video market and the theatrical releases of
Evita  and  Jungle  2  Jungle   domestically and  101  Dalmatians and Ransom
internationally. Growth in domestic home video reflected the re-release of The Little Mermaid and Peter Pan and release of Hercules. Results at The Disney Store were driven by a 14% increase in comparative stores sales in North America.

      On an as reported basis, revenues decreased $341 million or 12%, reflecting the items described above, as well as the impact of the disposition of certain ABC publishing assets in the prior year.

      Compared to prior-year pro forma amounts, operating income decreased $15 million or 4% to $339 million, reflecting declines in worldwide theatrical and international home video results, partially offset by the growth in domestic home video,

                         The Walt Disney Company
                 Management's Discussion and Analysis of
              Financial Condition and Results of Operations
                              (continued)

Creative Content (continued)

The Disney Store and domestic television distribution and improvements at Disney Interactive. Costs and expenses, which consist primarily of production cost amortization, distribution and selling expense, product cost, labor and leasehold expense, decreased 3% or $63 million. The decrease was due to a decline in distribution and selling expenses in the international home video market, a decline in television distribution costs, due to the termination of a network production joint venture, lower distribution expenses in the domestic theatrical market and reduced costs at Disney Interactive. These decreases were partially offset by higher production cost amortization in worldwide theatrical and network television markets and increased costs at The Disney Store due to continued worldwide expansion.

      On an as reported basis, operating income decreased $51 million or 13% reflecting the items described above, as well as the impact of the disposition of certain ABC publishing assets in the prior year.

Broadcasting

      Revenues increased $61 million or 4% to $1.6 billion, driven by increases of $86 million at the cable networks and $19 million at the television stations. The increase in revenues at the cable networks was primarily due to higher advertising rates and subscriber growth, and the increase at the television stations was due to a strong advertising market. The increases at the cable networks and television stations were partially offset by a $43 million decrease at the television network due to ratings decreases and the impact of the Olympic Winter Games on scatter market advertising sales.

      Operating income was flat at $239 million, primarily reflecting increases in revenues at the cable networks and television stations, offset by decreases at the television network reflecting the impact of lower revenue and higher costs and expenses. Costs and expenses, which consist primarily of programming, selling, general and administrative costs, increased 5% or $60 million. This increase was driven by higher programming costs at ESPN and increased program amortization at the television network, due primarily to a reduction in benefits arising from the ABC acquisition.

Theme Parks and Resorts

      Revenues increased $41 million or 3% to $1.2 billion, driven by growth at the Walt Disney World Resort, where guest spending grew $65 million and increased occupied room nights generated $24 million of incremental revenue. This growth was

                        The Walt Disney Company
                 Management's Discussion and Analysis of
              Financial Condition and Results of Operations
                              (continued)

Theme Parks and Resorts (continued)

partially offset by a decrease of $37 million resulting from lower attendance due to the conclusion of the prior-year's 25th Anniversary Celebration. Higher guest spending reflected growth in average admissions spending, higher average
room  rates  at  the  hotel   properties  and  expanded  retail and  restaurant
attractions at Downtown Disney. Increased occupied room nights resulted from additional capacity due to the August 1997 opening of Disney's Coronado Springs Resort. Disneyland's revenues or the quarter were lower due to reduced attendance attributed to construction of New Tomorrowland and inclement weather, partially offset by higher guest spending.

      Operating income increased $35 million or 15% to $271 million, driven by higher guest spending and increased occupied room nights at the Walt Disney World Resort. Costs and expenses, which consist primarily of labor, costs of merchandise, food and beverages sold, depreciation, repairs and maintenance, entertainment and marketing and sales expenses, increased $6 million or 1%. Increased operating costs reflected resort expansion related to Disney's Coronado Springs Resort and start-up costs for Disney Cruise Line and Disney's Animal Kingdom, partially offset by the absence of costs associated with the 25th Anniversary Celebration at Walt Disney World in the prior year.


Business Segment Results - Six Months

                                 (Unaudited; in millions)

                                                1997                  1997
                                    1998    (Pro forma)  %Change (As reported)

Revenues:
   Creative Content                $5,424     $5,449        0%       $5,985
   Broadcasting                     3,653      3,400        7%        3,421
   Theme Parks & Resorts            2,504      2,353        6%        2,353
                                    -----      -----                  -----
   Total                          $11,581    $11,202        3%      $11,759
                                   ======     ======                 ======
Operating Income: (1)
   Creative Content               $ 1,039    $ 1,022        2%      $ 1,101
   Broadcasting                       744        707        5%          716
   Theme Parks & Resorts              558        474        18%         474
                                     ----       ----                   ----
                                    2,341      2,203         6%       2,291
   Gain on Sale of KCAL                 -          -        n/m         135
                                     ----       ----                   ----
   Total                          $ 2,341    $ 2,203         6%     $ 2,426
                                   ======     ======                 ======

(1) Includes depreciation and amortization (excluding film costs) of:

    Creative Content              $ 102      $  83
    Broadcasting                    269        260
    Theme Parks & Resorts           202        187
                                    ---        ---
                                  $ 573      $ 530
                                    ===        ===

                         The Walt Disney Company
                 Management's Discussion and Analysis of
              Financial Condition and Results of Operations
                              (continued)
Creative Content

      Compared to prior-year pro forma amounts, revenues were unchanged at $5.4 billion, as growth of $112 million at The Disney Store, $88 million in domestic television distribution, $52 million in domestic home video, $33 million in domestic publishing and $24 million in character merchandise licensing was offset by declines in international home video revenues of $246 million and domestic theatrical revenues of $109 million. Growth at The Disney Store reflected continued worldwide expansion as well as increased comparative store sales in North America and Europe. A total of 77 new stores were opened since the prior-year quarter, bringing the total number of stores to 656.The increase in television revenues was driven by a higher volume of television programming and theatrical releases distributed to the domestic television market. Domestic home video reflected the re-release of The Little Mermaid and Peter Pan and release of Hercules. Growth in domestic publishing reflected the success of contemporary-themed book titles. Character merchandise licensing reflected the strength of Winnie the Pooh in the domestic market. Lower international home video and domestic theatrical revenues reflected difficult comparisons to the prior year, which benefited from the strength of Toy Story and Pocahontas in the international home video market and Scream, The English Patient, 101 Dalmatians and Ransom in the domestic theatrical market.

      On an as reported basis, revenues decreased $561 million or 9%, reflecting the items described above as well as the impact of the disposition of certain ABC publishing assets in the prior year.

      Compared to prior-year pro forma amounts, operating income increased $17 million or 2% to $1.0 billion, reflecting improved results for domestic television distribution and home video, The Disney Store, character merchandise licensing and Disney Interactive, partially offset by a reduction in worldwide theatrical and international home video results.Costs and expenses decreased 1% or $42 million.The decrease was driven by a decline in distribution and selling expenses in the international home video market and a reduction in costs in television distribution, due to the termination of a network production joint venture. The decrease was also due to lower costs at Disney Interactive, driven by a reduction in headcount and lower product development costs, and a reduction in distribution expenses in the domestic theatrical market.These decreases were partially offset by an increase in costs at The Disney Store due to continued expansion and in production cost amortization for worldwide theatrical and network television markets.

      On an as reported basis, operating income decreased $62 million or 6%, reflecting the items described above as well as the impact of the disposition of certain ABC publishing assets in the prior year.

                        The Walt Disney Company
                 Management's Discussion and Analysis of
              Financial Condition and Results of Operations
                              (continued)

Broadcasting

      Compared to prior-year pro forma amounts, revenues increased $253 million or 7% to $3.7 billion, driven by increases of $190 million at the cable networks and $47 million at the television stations. The increase in revenues at the cable networks was primarily due to higher advertising rates and subscriber growth. Growth in revenues at the television stations was due to a strong advertising market.

     On an as reported basis, revenues increased $232 million or 7%, reflecting the items described above as well as the impact of the sale of KCAL in the prior year.

      Compared to prior-year pro forma amounts, operating income increased $37 million or 5% to $744 million, reflecting increases in revenues at the cable
networks  and  television  stations,   partially  offset  by  decreases at the
television network. Results at the television network reflected the impact of lower ratings and higher costs and expenses. Costs and expenses increased 8% or $216 million. This increase reflected increased program amortization at the television network, due primarily to a reduction in benefits arising from the ABC acquisition, and higher programming costs at ESPN.

      On an as reported basis, operating income increased $28 million or 4%, reflecting the items described above as well as the impact of the sale of KCAL in the prior year.

Theme Parks and Resorts

      Revenues increased $151 million or 6% to $2.5 billion driven by growth at the Walt Disney World Resort, where guest spending grew $152 million and increased occupied room nights generated $53 million of incremental revenue. This growth was partially offset by a decrease of $26 million resulting from lower attendance due to the conclusion of the prior-year's 25th Anniversary Celebration. Higher guest spending reflected increased average admissions spending, higher average room rates at the hotel properties and expanded retail and restaurant attractions at Downtown Disney. Increased occupied room nights resulted from additional capacity provided by the August 1997 opening of Disney's Coronado Springs Resort. Disneyland's revenues for the six months were lower as a result of reduced attendance compared with the prior-year's Main Street Electrical Parade farewell season, due in part to the current-year's construction of New Tomorrowland and inclement weather, partially offset by higher guest spending.

      Operating income increased $84 million or 18% to $558 million, driven by increased guest spending and higher occupied room nights at the Walt Disney World Resort. Costs and expenses increased $67 million or 4%, reflecting higher operating

                        The Walt Disney Company
                 Management's Discussion and Analysis of
              Financial Condition and Results of Operations
                              (continued)

Theme Parks and Resorts (continued)

costs due to resort expansion related to Disney's Coronado Springs Resort and start-up costs for Disney Cruise Line and Disney's Animal Kingdom.


FINANCIAL CONDITION

      For the six months ended March 31, 1998, cash provided by operations was flat at $3.7 billion.

      During the six months, the Company received approximately $450 million from net commercial paper activity and approximately $1.0 billion through other financing arrangements. Commercial paper borrowings outstanding as of March 31, 1998 totaled $2.4 billion with maturities of up to one year, supported by bank facilities totaling $5.0 billion, which expire in one to four years and allow for borrowings at various interest rates.

      The Company also has the ability to borrow under a U.S.shelf registration statement filed in March 1996 and a Euro Medium-Term Note Program established in June 1996, which collectively permit the issuance of up to approximately $1.9 billion of additional debt.

      During the six months, the Company invested $864 million in theme parks, resorts and other properties. These expenditures reflected continued expansion activities related to Disney's Animal Kingdom, Disney's California Adventure, Disney Cruise Line and certain resort facilities at the Walt Disney World Resort.

      During the six months, the Company invested $2.9 billion to develop, produce and acquire rights to film and television properties. These costs increased over the prior-year six months due primarily to higher spending on live-action theatrical and television productions.

      During the quarter, ABC and ESPN reached agreement with the National Football League (the "NFL") with respect to a new contract for the right to broadcast NFL football games. The contract provides for the ABC Television Network to broadcast Monday Night Football and for ESPN to broadcast Sunday evening games for the total payments of approximately $9 billion over an eight-year period commencing with the 1998 season.

      Total commitments to purchase broadcast programming approximated $14 billion at March 31, 1998, including the new NFL contract. Substantially all of this amount, other than payments under the new NFL contract, is payable over the next five years. The Company expects the ABC Television Network, ESPN and the Company's television and radio stations to continue to enter into programming commitments to purchase the broadcast rights for various feature films, sports and other programming.

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

                    PART II. OTHER INFORMATION
                      THE WALT DISNEY COMPANY


Item 4.  Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of security holders during the Company's Annual Meeting of Stockholders held February 24, 1998.

Description of Matter

                                   Votes Cast For       Authority Withheld
1.  Election of directors
      Michael D. Eisner             545,038,806             23,402,230
      Stanley P. Gold               541,248,179             27,192,857
      Thomas S. Murphy              544,412,465             24,028,571
      Leo J. O'Donovan, S.J.        542,522,305             25,918,731
      Irwin E. Russell              542,198,188             26,242,848
      Raymond L. Watson             545,280,649             23,160,387


                                Votes Cast                            Broker
                             For         Against     Abstentions     Non-Votes
                          --------      ----------   ------------  ------------

2. Amendment of          410,667,825    5,553,732     2,578,087    149,641,392
   the Certificate
   of Incorporation
   to provide for
   annual election
   of directors

3. Ratification of       563,567,074    2,607,577     2,250,565         15,820
   Price Waterhouse,
   LLP as independent
   accountants

4. Stockholder           180,167,404  230,703,583     7,922,069    149,647,980
   proposal with
   respect to
   shareholder
   rights plan


                                Votes Cast                           Broker
                             For         Against      Abstentions   Non-Votes
                          --------      ----------   ------------  ------------

5. Stockholder           145,144,947    263,281,897   10,368,527   149,645,665
   proposal with
   respect to
   corporate
   governance

6. Stockholder            33,692,460    352,811,374   32,279,693   149,657,509
   proposal with
   respect to
   contract supplier
   standards




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


May 14, 1998
Burbank, California