Form 10-K/A
period 1997-12-31
WALT DISNEY CO/
filed 1998-06-29
CIK 1001039

ABC, INC. SAVINGS & INVESTMENT
PLAN

FINANCIAL STATEMENTS AND
SUPPLEMENTAL SCHEDULES

DECEMBER 31, 1997 AND 1996

ABC, INC. SAVINGS & INVESTMENT PLAN

INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULES

DECEMBER 31, 1997 AND 1996


Report of Independent Accountants                                         F-2

Statements of Net Assets Available for Benefits                           F-3

Statement of Changes in Net Assets Available for Benefits                 F-4

Notes to Financial Statements                                             F-5


Supplemental Schedules

   Schedule    I - Line 27a: Schedule of Assets Held for
                   Investment Purposes                                    F-17

   Schedule   II - Line 27d: Schedule of Reportable Transactions          F-18

Other schedules required by Section 2520.103-10 of the Department of Labor Rules and Regulations for Reporting and Disclosure under ERISA have been omitted because they were not applicable.

REPORT OF INDEPENDENT ACCOUNTANTS




June 25, 1998



To the Participants and the Employee
Benefits Committee of
The ABC, Inc. Savings & Investment Plan

In our opinion, the accompanying statements of net assets available for benefits as of December 31, 1997 and 1996 and the related statement of changes in net assets available for benefits for the year ended December 31, 1997 present fairly, in all material respects, the net assets available for benefits of the ABC, Inc. Savings & Investment Plan (the "Plan") at December 31, 1997 and 1996, and the changes in net assets available for benefits for the year ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Plan's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Our audits were performed for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information included in schedules I and II is presented for purposes of additional analysis and is not a required part of the basic financial statements but is additional information required by ERISA. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

PRICE WATERHOUSE LLP
New York, New York

ABC, INC. SAVINGS & INVESTMENT PLAN

STATEMENT OF NET ASSETS AVAILABLE FOR BENEFITS

(In thousands)


                                                                 December 31,
                                                                 ------------
                                                             1997         1996
                                                             -----        ----

Assets
  Investments:
    At fair value
      The Walt Disney Company Common Stock Fund          $  535,542    $427,204
      Shares of registered investment companies:
        Fidelity Retirement Money Market Portfolio Fund     170,672     195,785
        Fidelity Inst. Short-Inter Gov't Portfolio Fund      17,098      14,034
        Fidelity Asset Manager Fund                          61,654      60,169
        Fidelity Growth and Income Portfolio Fund           163,342     121,389
        Fidelity Magellan Fund                               83,236      71,071
      Participant Loans                                      14,364      16,483
                                                             ------      ------

    Total investments                                     1,045,908     906,135
                                                          ---------     -------

  Receivables:
    Employer's contribution                                     882         985
    Participants' contributions                                 139       3,393
      Total receivables                                       1,021       4,378

    Total assets                                          1,046,929     910,513
                                                          ---------     -------

  Net assets available for benefits                      $1,046,929    $910,513
                                                         ==========    ========








The accompanying notes are an integral part of these financial statements.

ABC, INC. SAVINGS & INVESTMENT PLAN

STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS

(In thousands)

                               For the Year Ended
                                  December 31,
                                                                1997
                                                        -------------------

Additions to net assets attributed to:

  Investment income:
    Dividend and interest income                            $   32,385
    Interest on participant loans                                1,336
    Net realized gain on sale of assets                         39,271
    Net unrealized appreciation
      on investments                                           179,043
                                                               -------

                                                               252,035
                                                               -------

  Contributions:
    Participants                                                35,093
    Employer                                                    12,343
                                                                ------

                                                                47,436
                                                                ------

  Total additions                                              299,471
                                                               -------

Deductions from net assets attributed to:

  Payments to participants                                      88,392
  Administrative expense                                            89
  Transfer of assets to successor trustee                       74,574
                                                                ------

  Total deductions                                             163,055
                                                               -------

Increase in net assets                                         136,416

Net assets available for benefits
  Beginning of year                                            910,513
                                                               -------

  End of year                                               $1,046,929
                                                            ==========







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

Participation
Participation in the Plan is available to qualified employees of the Company and those other subsidiaries and divisions of ABC, Inc. which were a part of, or affiliates of the American Broadcasting Companies, Inc. ("ABC") (an indirect wholly-owned subsidiary of ABC, Inc.) prior to January 1, 1989. Individuals who became employees of the corporate and other broadcasting properties of ABC, Inc. subsequent to 1988 also are eligible to participate in the Plan as are employees of certain properties within the Company's Publishing Group not part of ABC, Inc. prior to January 1, 1989.

Transfer of Assets to Successor Trustee
During 1997, the Company sold certain Publishing Group properties to various purchasers. Employees of these Publishing Group properties who were participants of the Plan were allowed to either transfer their vested account balances to plans provided by the purchasers of the Publishing Group properties, withdraw from the Plan by December 31, 1999, or leave their account balances in the Plan subject to the Plan's distribution provisions regarding termination, retirement or death. The disposition of Publishing Group participant account balances was in accordance with the terms and conditions of each sale and may differ from sale to sale. Total net assets transferred amounted to $74,573,859.

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

Related Party Transactions
Certain Plan investments are shares of mutual funds managed by Fidelity. Fidelity is the trustee as defined by the Plan, and, therefore, these transactions qualify as party-in-interest. Fees paid by the Plan to the Trustee amounted to $89,000 for the year ended December 31, 1997.


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

Unrealized Appreciation/Depreciation in Fair Value of Investments
The unrealized appreciation or depreciation in the fair value of investments held at year end is based on values established at the most recent year-end valuation date as compared to the previous year-end valuation or the purchase cost if the investment was acquired within the year.

Payment of Benefits
Benefits are recorded when paid.

ABC, INC. SAVINGS & INVESTMENT PLAN

NOTES TO FINANCIAL STATEMENTS
(continued)


3.  Investments

All funds are maintained on a unit basis. Unit value is determined daily by dividing the total assets of the fund by the total number of units allocated to participants' accounts.

Investments held by the Plan are as follows:

                                          December 31, 1997                  December 31, 1996
                                          -----------------                  -----------------

                                    Number      Market                 Number       Market
                                      of        Value      Total         of         Value      Total
                                    Units      Per Unit    Market      Units       Per Unit    Market
                                    -----      --------    ------      -----       --------    ------

The Walt Disney Company
  Common Stock Fund              35,048,550    $15.28    $535,542*    39,666,172    $10.77    $427,204*
                                                         ---------                            ---------


Fidelity Pooled Funds:
  Retirement Money Market
    Portfolio Fund              170,672,420      1.00     170,672*   195,785,050      1.00     195,785*
  Inst. Short-Inter Gov't
    Portfolio Fund                1,815,042      9.42      17,098      1,489,791      9.42      14,034
  Asset Manager Fund              3,359,919     18.35      61,654*     3,653,258     16.47      60,169*
  Growth and Income
    Portfolio Fund                4,287,183     38.10     163,342*     3,950,174     30.73     121,389*
  Magellan Fund                     873,684     95.27      83,236*       881,226     80.65      71,071*
                                                           ------                               ------
                                                          496,002                              462,448
                                                          -------                              -------

Participant Loans                                          14,364                               16,483
                                                           ------                               ------

                                                       $1,045,908                             $906,135
                                                       ==========                             ========

Funds that constitute more than five percent of the investments held


ABC, INC. SAVINGS & INVESTMENT PLAN

NOTES TO FINANCIAL STATEMENTS

(continued)





4.  Statement of Net Assets Available for Benefits by Investment Program





                                                DECEMBER 31, 1997
                                -------------------------------------------------------------------------------------


                                  The Walt  Retirement    Inst.
                                   Disney     Money    Short-Inter            Growth &
                                  Company     Market      Gov't      Asset     Income
                                   Common   Portfolio   Portfolio   Manager   Portfolio Magellan Participant
                                 Stock Fund    Fund       Fund       Fund       Fund      Fund      Loans       Total

Investments at fair value          535,542    170,672      17,098    61,654    163,342   83,236 $    14,364   1,045,908

Inter-fund transfer receivable       2,000     (3,000)         50       200        450      300       -           -

Contributions receivable               328        161          25       112        224      171       -           1,021

Net assets available for benefits  537,870    167,833      17,173    61,966    164,016   83,707 $    14,364   1,046,929




ABC, INC. SAVINGS & INVESTMENT PLAN

NOTES TO FINANCIAL STATEMENTS
(continued)


4.  Statement of Net Assets Available for Benefits by Investment Program


                                                              DECEMBER 31, 1996
                                   ------------------------------------------------------------------------------------


                                  The Walt  Retirement    Inst.
                                   Disney     Money    Short-Inter            Growth &
                                  Company     Market      Gov't      Asset     Income
                                   Common   Portfolio   Portfolio   Manager   Portfolio Magellan Participant
                                 Stock Fund    Fund       Fund       Fund       Fund      Fund      Loans       Total


Investments at
  fair value                       427,204    195,785      14,034    60,169    121,389   71,071 $    16,483     906,135


Contributions receivable             2,390        192          92       427        697      580       -           4,378

Net assets available
  for benefits                     429,594    195,977      14,126    60,596    122,086   71,651 $    16,483     910,513













ABC, INC. SAVINGS & INVESTMENT PLAN

NOTES TO FINANCIAL STATEMENTS

(continued)





5. Statement of Changes in Net Assets Available for Benefits by Investment
   Program


                                                            DECEMBER 31, 1997
                              ----------------------------------------------------------------------------------------

                                The Walt   Retirement      Inst.
                                 Disney       Money     Short-Inter            Growth &
                                Company      Market        Gov't      Asset     Income
                                Common     Portfolio    Portfolio    Manager  Portfolio   Magellan  Participant
                               Stock Fund     Fund          Fund      Fund      Fund        Fund       Loans     Total

Additions to net assets

  attributed to:
  Investment income
     Interest and dividends      3,071       9,549         997       5,605      7,658       5,505      1,336    33,721
     Net realized gain/(loss)
       on sale of assets        22,857           -         (38)      2,594      9,114       4,744          -    39,271
                                ------      ------         ---       -----      -----       -----      -----    ------
                                25,928       9,549         959       8,199     16,772      10,249      1,336    72,992
                                ------       -----         ---       -----     ------      ------      -----    ------
  Net unrealized appreciation
    in investments             143,800           -          36       4,669     22,340       8,198          -   179,043
                               -------       -----          --       -----     ------       -----      -----   -------

  Contributions:
     Participants               14,422       1,934         937       3,948      7,994       5,858          -    35,093
     Employer                   12,898        (555)          -           -          -           -          -    12,343
                                ------        ----         ---       -----      -----       -----      -----    ------
                                27,320       1,379         937       3,948      7,994       5,858          -    47,436
                                ------       -----         ---       -----      -----       -----      -----    ------

Total additions                197,048      10,928       1,932      16,816     47,106      24,305      1,336   299,471
                               -------      ------       -----      ------     ------      ------      -----   -------






ABC, INC. SAVINGS & INVESTMENT PLAN

NOTES TO FINANCIAL STATEMENTS

(continued)





5. Statement of Changes in Net Assets Available for Benefits by Investment
   Program


                                                             DECEMBER 31, 1997
                               ---------------------------------------------------------------------------------------

                                The Walt   Retirement      Inst.
                                 Disney       Money     Short-Inter             Growth &
                                Company      Market        Gov't       Asset      Income
                                Common     Portfolio    Portfolio     Manager   Portfolio   Magellan  Participant
                               Stock Fund     Fund          Fund       Fund       Fund        Fund       Loans     Total

Deductions from net assets attributed to:
     Payments to participants   32,864      23,679       2,342        6,912      12,604       6,611     3,380    88,392
     Administrative expense         11          43           4           12          15           4         -        89
                                ------      ------       -----        -----      ------       -----     -----    ------
                                32,875      23,722       2,346        6,924      12,619       6,615     3,380    88,481
                                ------      ------       -----        -----      ------       -----     -----    ------
     Transfer of assets to
       successor trustees       23,361      13,868       1,558        8,483      15,487      11,817         -    74,574
                                ------      ------       -----        -----      ------      ------              ------

Total deductions                56,236      37,590       3,904       15,407      28,106      18,432     3,380   163,055
                                ------      ------       -----       ------      ------      ------     -----   -------

Inter-fund transfers           (32,536)     (1,482)      5,019          (39)     22,930       6,183       (75)        -
                               -------      ------       -----       ------      ------       -----     -----   -------

Increase (decrease) in net
  assets for the year          108,276     (28,144)      3,047        1,370      41,930      12,056    (2,119)  136,416

Net assets available for
  benefits
    Beginning of year          429,594     195,977      14,126       60,596     122,086      71,651    16,483   910,513
                               -------     -------      ------       ------     -------      ------    ------   -------

    End of year                537,870     167,833      17,173       61,966     164,016      83,707    14,364 1,046,929
                               =======     =======      ======       ======     =======      ======    ====== =========





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




7.  Reconciliation of Financial Statements to Form 5500

The following is a reconciliation of net assets available for benefits according to the financial statements to Form 5500:

                                                                  Year Ended
                                                                  December 31,
                                                                      1997
                                                                  -----------
Net assets available for benefits per the
  financial statements                                            $1,046,929
Amounts allocated to withdrawing
  participants                                                          (325)
Net assets available for benefits per                             ----------
  Form 5500                                                       $1,046,604
                                                                  ==========


The following is a reconciliation of benefits paid to participants  according to the financial statements to Form 5500:
                                                                   Year Ended
                                                                   December 31,
                                                                      1997
                                                                   -----------
Benefits paid to participants per the
  financial statements                                               $88,392
Less: Amounts allocated to withdrawing participants
   at December 31, 1996                                               (2,863)
Add:  Amounts allocated to withdrawing participants
   at December 31, 1997                                                  325
                                                                     -------

Benefits paid to participants per Form 5500                          $85,854
                                                                     =======

Amounts allocated to withdrawing participants are recorded on Form 5500 for benefit claims that have been processed and approved for payment prior to December 31 but not yet paid as of that date.

ABC, INC. SAVINGS & INVESTMENT PLAN

NOTES TO FINANCIAL STATEMENTS

(continued)

8.  Subsequent Events (unaudited)

Effective April 1, 1998, certain employees of the corporate and broadcasting operations of the Company hired prior to January 1, 1989 who were previously ineligible for the Plan and participating in The Employee Profit Sharing Plan of ABC, Inc. are eligible to participate in the Plan.

Effective May 19, 1998, $1,024,000.00 of employee after-tax contributions of certain employees of Fairchild Publishing Inc. were transferred into the Plan from the Capital Cities Publishing Pension Plan.


9.   Investment in Master Trust

The Plan's investments are held in a Master Trust along with the assets of the Employee Profit Sharing Plan of ABC, Inc., a defined contribution plan sponsored by the Company. Each participating plan has a specific interest in the Master Trust. Assets of the Master Trust are allocated to the participating plans according to the elections of participants within each plan. At December 31, 1997 and December 31, 1996, the Plan's interest in the net assets of the Master Trust was approximately 83.7% and 83.2%, respectively. Investment income of the Master Trust is allocated based upon each Plan's interest within each of the investment funds held by the Master Trust.

Investments held by the Master Trust are as follows:

                                  December 31,
                                                            ------------
                                                            1997        1996
                                                            ----        ----
Investments, at fair value:
 The Walt Disney Company Common Stock Fund                535,542      427,204
 Share of registered investment companies                 698,796      643,080
                                                        ---------    ---------
Total                                                   1,234,338    1,070,284
                                                        =========    =========



The investment income of the Master Trust is as follows:

                                                          For the Year Ended
                                                           December 31, 1997
                                                           -----------------
Investment income:
 Interest and dividends                                          38,828
 Net realized gain on sale of assets                             48,673
 Net unrealized appreciation                                    215,152
                                                            --------------
Total                                                           302,653
                                                            ==============


The net appreciation (including net realized gains/losses) in the fair value of the investments held by the Master Trust is as follows:

                                                          For the Year Ended
                                                           December 31, 1997
                                                          ------------------
Net Appreciation:
 The Walt Disney Company Common Stock Fund                       166,657
 Shares of registered investment companies                        97,168
                                                           -----------------
Total                                                            263,825
                                                           =================

ABC, INC. SAVINGS & INVESTMENT PLAN

SCHEDULE I

LINE 27a: SCHEDULE OF ASSETS HELD FOR INVESTMENT AT

DECEMBER 31, 1997

(DOLLARS ARE NOT IN THOUSANDS)




    SHARES      DESCRIPTION OF INVESTMENTS                 COST        CURRENT VALUE
    ------      --------------------------                 ----        -------------
  35,048,550    *The Walt Disney Company             $  275,039,562    $ 535,541,839
                  Common Stock Fund

 170,672,420    *Fidelity Retirement Money Market       170,672,419      170,672,420
                  Portfolio Fund

   1,815,042    *Fidelity Inst. Short-Inter              17,034,938       17,097,698
                  Gov't Portfolio Fund

   3,359,919    *Fidelity Asset Manager Fund             53,264,080       61,654,519

   4,287,183    *Fidelity Growth and Income             126,221,326      163,341,660
                  Portfolio Fund

     873,683    *Fidelity Magellan Fund                  69,819,403       83,235,847

                 Participant Loans                                -       14,364,389
                   (Maturities go through 2007
                    Interest rates range from
                         7.0% to 11.0%)              --------------   --------------
                                                     $  712,051,728   $1,045,908,372
                                                     ==============   ==============

                *Parties-in-interest

ABC, INC. SAVINGS & INVESTMENT PLAN

SCHEDULE II

LINE 27d: SCHEDULE OF REPORTABLE TRANSACTIONS

FOR THE YEAR ENDED DECEMBER 31, 1997

(DOLLARS ARE NOT IN THOUSANDS)






                                                                                                             Current
Identity                                                           Selling/                   Cost of     value of asset
of party                                  Number of   Purchase  distribution Lease  Expense  assets sold/ on transaction     Net
involved       Description of assets    Transactions   Price       Price     rental incurred distributed      date          gain

   The Walt     The Walt Disney Company
Disney Company *  Common Stock             253      $109,079,950                 -      -
                                           254                   $167,350,134    -      -   $125,582,861        -       $41,767,273


   Fidelity    * Growth & Income
                     Portfolio Fund        253        74,344,661                 -      -
                                           253                     63,844,144    -      -     54,122,939        -         9,721,205


   Fidelity    * Retirement Money Market
                     Portfolio Fund        256       122,674,792                 -      -
                                           254                    147,650,377    -      -    147,650,377        -              -



               * Parties-in-interest
