Form 10-K/A
period 1997-12-31
WALT DISNEY CO/
filed 1998-06-29
CIK 1001039

SALARIED SAVINGS AND
INVESTMENT PLAN

FINANCIAL STATEMENTS AND
SUPPLEMENTAL SCHEDULES

DECEMBER 31, 1997 AND 1996

DISNEY SALARIED SAVINGS AND INVESTMENT PLAN

INDEX TO FINANCIAL STATEMENTS

DECEMBER 31, 1997


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

  Schedule  II  - Line 27b: Schedule of Loans or Fixed Income
                   Obligations                                             F-14

  Schedule  III - Line 27d: Schedule of Reportable Transactions            F-15

Other schedules required by Section 2520.103-10 of the Department of Labor Rules and Regulations for Reporting and Disclosure under ERISA have been omitted because they were not applicable.

REPORT OF INDEPENDENT ACCOUNTANTS




June 5, 1998



To the Participants and Investment and
Administrative Committee for
the Disney Salaried Savings and Investment Plan

In our opinion, the accompanying statements of net assets available for benefits and the related statement of changes in net assets available for benefits present fairly, in all material respects, the net assets available for benefits of the Disney Salaried Savings and Investment Plan (the Plan) at December 31, 1997 and 1996 and the changes in its net assets available for benefits for the year ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Plan's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Our audits were performed for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information included in Schedules I, II and III is presented for purposes of additional analysis and is not a required part of the basic financial statements but is additional information required by ERISA. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

DISNEY SALARIED SAVINGS AND INVESTMENT PLAN

STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS

(In thousands)



                                                                December 31,
                                                             ----------------
                                                             1997        1996
                                                             ----        ----
Assets
  Investments
    At fair value:
      The Walt Disney Company Common Stock Fund
          (Unitized Valuation)                            $393,837    $      0
      The Walt Disney Company Common Stock Fund
          (Share Valuation)                                      0     264,378
      Shares of registered investment companies:
        Fidelity Inst. Short-Int. Govt Portfolio Fund       31,906      29,775
        Fidelity U.S. Equity Index Commingled Pool Fund          0      40,538
        Fidelity U.S. Bond Index Portfolio Fund                  0       6,156
        Fidelity Balanced Fund                                   0      12,205
        Fidelity Magellan Fund                              87,003      68,046
        PIMCO Total Return Fund                              8,590           0
        Fidelity Growth & Income Fund                       75,722           0
        Sequoia Fund                                        13,075           0
        Fidelity Diversified International Fund              4,278           0
        Putnam New Opportunities Fund                        4,809           0
      Participant Loans                                     12,936      10,502
                                                            ------      ------

    Total investments                                      632,156     431,600
                                                           -------     -------

  Receivables:
    Employer's contribution                                    501           0
    Participants| contributions                              1,790           0
    Interest income                                             42           0
                                                           -------     -------
      Total receivables                                      2,333           0
                                                           -------     -------
    Total assets                                           634,489     431,600
                                                           -------     -------
  Net assets available for benefits                       $634,489    $431,600
                                                          ========    ========













The accompanying notes are an integral part of these financial statements.

DISNEY SALARIED SAVINGS AND INVESTMENT PLAN

STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS

(In thousands)

                               For the Year Ended
                                  December 31,
                                      1997
                                                         ------------------
Additions to net assets attributed to:

  Investment income:
    Interest                                                   $    962
    Dividends                                                    13,833
    Net realized gain on sale of assets                          15,012
                                                                 ------
                                                                 29,807
                                                                 ------
  Net unrealized appreciation
    in fair value of investments                                127,870
                                                                -------
  Contributions:
    Participants|                                                54,414
    Employer|s                                                   13,557
                                                                 ------

                                                                 67,971
                                                                 ------

  Total additions                                               225,648
                                                                -------

Deductions from net assets attributed to:

  Benefits paid to participants                                  22,741
  Administrative expense                                             18
                                                                -------
  Total deductions                                               22,759
                                                                -------
Increase in net assets                                          202,889

Net assets available for benefits:
  Beginning of year                                             431,600
                                                                -------

  End of year                                                  $634,489
                                                               ========














The accompanying notes are an integral part of these financial statements.

DISNEY SALARIED SAVINGS AND INVESTMENT PLAN

NOTES TO FINANCIAL STATEMENTS

(Tabular dollars in thousands)



1.  Description of the Plan

General
The Walt Disney Company (the "Company") implemented the Disney Salaried Savings and Investment Plan (the "Plan") on January 1, 1985. The Plan is a defined contribution plan designed to provide participating employees the opportunity to accumulate retirement funds through a tax-deferred contribution arrangement pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended (the
Code). In addition to the Code, the Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 ("ERISA"). For further information regarding the Plan, refer to the Summary Plan Description.

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


The Plan accepts direct cash rollovers from other qualified plans regardless of whether the employee has met the one-year eligibility requirement. However, such funds are not available for hardship distributions or loans until after the employee has met the one-year eligibility requirement and has become a participant of the Plan.

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

Investments
Participants may direct the investment of their contributions in any one or more investment funds established for the Plan. Participants may elect to change the investment of their contributions or to transfer all or part of their account balances among the various investment funds. Such elections must be made in 1% increments.

Effective April 1, 1997, three funds were eliminated from the Plan and five new funds were added to the Plan. Additionally, the valuation of The Walt Disney Company Stock Fund was changed from a share basis valuation to a unit basis valuation. Participants with an interest in the funds which were eliminated were allowed to transfer their balances to one of the remaining funds by March 19, 1997 or to allow their balances to be mapped automatically to the new investment funds. As of March 20, 1997, participants with an interest in Fidelity U.S.
Bond Index Fund had their interest transferred to the PIMCO Total Return Fund. Participant balances in the Fidelity Balanced Fund were mapped to the Fidelity Growth & Income Fund, while participant balances in the Fidelity U.S. Equity Index Commingled Fund were mapped to the Fidelity Growth & Income Fund.

DISNEY SALARIED SAVINGS AND INVESTMENT PLAN

NOTES TO FINANCIAL STATEMENTS

(continued)




1.  Description of the Plan (continued)

Investments (continued)

The trust agreement provides that assets of the Plan may be invested in the following pooled investment funds (collectively, the "Investment Funds"):

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

        PIMCO Total Return Fund
        This fund invests primarily in a diversified portfolio of fixed income securities of varying maturities, averaging within a three to six year time frame. The Fund may invest up to 10% of its assets in fixed income securities rated below investment grade but rated B or higher by Moody's or S&P. Additionally, the Fund may also invest up to 20% of its assets in securities denominated in foreign currencies, and may invest beyond this limit in U.S. dollar-denominated securities of foreign issuers.

        Fidelity Growth & Income Portfolio Fund
        This fund invests in stocks,  bonds and  short-term  investments of U.S.
        and  foreign   companies  that  offer  growth   potential  while  paying
        dividends.

        Sequoia Fund
        This fund invests primarily in common stock and securities convertible into or exchangeable for common stock. Additionally, the Fund may invest, to limited extents, in foreign securities, restricted securities and special situations.

        Fidelity Diversified International Fund
        This fund invests in a diversified portfolio of equity securities of companies located outside of the United States. Up to 35% of the fund may be invested in high-yield securities (commonly referred to as "junk bonds")and up to 15% may be invested in securities not readily converted to cash.

DISNEY SALARIED SAVINGS AND INVESTMENT PLAN

NOTES TO FINANCIAL STATEMENTS

(continued)


1.  Description of the Plan (continued)

Investments (continued)

        Putnam New Opportunities Fund
        This fund invests in common stocks of companies in sectors of the economy believed to posses above-average long-term growth. The Fund may also invest in convertible bonds, convertible preferred stocks, warrants, preferred stocks and debt securities.

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

DISNEY SALARIED SAVINGS AND INVESTMENT PLAN

NOTES TO FINANCIAL STATEMENTS

 (continued)


1.  Description of the Plan (continued)

Related Party Transactions
Certain Plan investments are shares of mutual funds managed by Fidelity. Fidelity is the trustee as defined by the Plan, and, therefore, these transactions qualify as party-in-interest. Fees paid by the Plan to the Trustee amounted to $18,000 for the year ended December 31, 1997.


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

Contribution Policy
Contributions are recorded in the period during which the Company makes payroll deductions from the employees| earnings. Matching company contributions are recorded in the same period.

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

Unrealized Appreciation/Depreciation in Fair Value of Investments The unrealized appreciation or depreciation in the fair value of investments held at year end is based on values established at the most recent year-end valuation date as compared to the previous year-end valuation or the acquisition cost, if the investment was acquired within the year.

Payment of Benefits Benefits are recorded when paid.

DISNEY SALARIED SAVINGS AND INVESTMENT PLAN

NOTES TO FINANCIAL STATEMENTS

(continued)

3. Summary of Changes in Net Assets Available for Benefits by Investment Program

                                                         For The Year Ended December 31, 1997
                     --------------------------------------------------------------------------------------------------------------

                  The Walt The Walt Fidelity
                  Disney   Disney   Inst.    Fidelity  Fidelity
                  Company  Company  Short-   US Equity US Bond                                       Fidelity Putnam
                  Common   Common   Inter    Index     Index                   PIMCO Fidelity        Diver-   New
                  Stock    Stock    Gov't    Comming-  Port- Fidelity Fidelity Total Growth &        sified   Oppor
                  Fund     Fund     Port-    led Pool  folio Balanced Magellan ReturnIncome  Sequoia Int'l    tunity Loan
                (Unitized)(Share)  folio Fund  Fund    Fund    Fund     Fund    Fund  Fund    Fund   Fund      Fund  Fund   Total
                ---------- ------  ---------- -------  ----- -------- -------- ------ ------- ------ -------- ------ ---- ---------
Additions to net
 assets attributed to:

  Investment
   income:
   Interest            0         0       0        0        0       0        0      0       0       0      0       0    962      962
   Dividends       1,542       418   2,034        0      113     134    5,564    539   3,149      92    147     101      0   13,833
   Net realized
    gain (loss)
    on sale of
    assets          2,461    9,920     (38)     638     (139)    (76)   1,327     30     799      32     25      33      0   15,012
                    -----    -----     ---      ---     ----     ---    -----     --     ---      --     --      --      -   ------
                    4,003   10,338   1,996      638      (26)     58    6,891    569   3,948     124    172     134    962   29,807
                    -----   ------   -----      ---      ---      --    -----    ---   -----     ---    ---     ---    ---   ------
  Net unrealized
    appreciation
   (depreciation)
   in fair value
   of investments 101,680        (6)    46        0        0       0   10,992    150  12,602   1,892    (9)     523      0  127,870
                  -------        --     --        -        -       -   ------    ---  ------   -----    --      ---      -  -------

  Contributions:
   Participants    16,737     4,679  3,150    1,835      520     800   11,910  1,567   8,372   2,194 1,129    1,521      0   54,414
   Employer        10,592     2,965      0        0        0       0        0      0       0       0     0        0      0   13,557
                   ------     -----      -        -        -       -        -      -       -       -     -        -      -   ------
                   27,329     7,644  3,150    1,835      520     800   11,910  1,567   8,372   2,194 1,129    1,521      0   67,971
                   ------     -----  -----    -----      ---     ---   ------  -----   -----   ----- -----    -----      -   ------

Total additions   133,012    17,976  5,192    2,473      494     858   29,793  2,286  24,922   4,210 1,292    2,178    962  225,648
                  -------    ------  -----    -----      ---     ---   ------  -----  ------   ----- -----    -----    ---  -------

Deductions from net assets attributed to:
  Payments to
    participants    8,683     4,537  1,808      661      182     296    3,114    260   2,026     195   111       48    820   22,741
  Administrative        4         0      4        0        0       0        3      2       5       0     0        0      0       18
                   ------     -----  -----      ---      ---     ---    -----    ---   -----     ---   ---       --    ---   ------
     Total deduct   8,687     4,537  1,812      661      182     296    3,117    262   2,031     195   111       48    820   22,759
                    -----     -----  -----      ---      ---     ---    -----    ---   -----     ---   ---       --    ---   ------

Inter-fund
  transfers       270,717  (277,817)(1,160) (42,350)  (6,468)(12,767)  (7,364) 6,632  53,159   9,172 3,151    2,761  2,334        0
                  -------  -------- ------  -------   ------ -------   ------  -----  ------   ----- -----    -----  -----        -

Increase (decrease)
 in net assets    395,042  (264,378) 2,220  (40,538)  (6,156)(12,205)  19,312  8,656  76,050  13,187 4,332    4,891  2,476  202,889

Net assets available for benefits:
  Beginning of year     0   264,378 29,775   40,538    6,156  12,205   68,046      0       0       0     0        0 10,502  431,600
                  -------   ------- ------   ------    -----  ------   ------  -----  ------  ------ -----    ----- ------  -------
  End of year     395,042         0 31,995        0        0       0   87,358  8,656  76,050  13,187 4,332    4,891 12,978  634,489
                  =======   ======= ======   ======    =====  ======   ======  =====  ======  ====== =====    ===== ======  =======



DISNEY SALARIED SAVINGS AND INVESTMENT PLAN

NOTES TO FINANCIAL STATEMENTS

(continued)


4.  Income Taxes

The  Company  has  received an Internal  Revenue  Service  determination  letter stating  that  the  Plan  qualifies  under  Section  401(a)  of the  Code and is therefore exempt from Federal income tax under Section 501(a) of the Code. Since the Plan is qualified under Section 401(a) of the Code,  under  applicable state law it is also exempt from state income taxes.  The Plan  Administrator  and the
Plan|s tax counsel  believe  that the Plan is designed  and is  currently  being
operated  in  compliance   with  the  applicable   requirements   of  the  Code.
Accordingly, no provision for income taxes is made in the accompanying financial statements.


5.  Reconciliation of Financial Statements to Form 5500
The following is a reconciliation of net assets available for benefits according to the financial statements to Form 5500:


                                  December 31,
                                                       -----------------------
                                                         1997          1996
                                                       ---------    ----------
Net assets available for benefits per the
  financial statements                                 $634,489      $431,600
Amounts allocated to withdrawing
  participants                                             (909)            0
                                                       --------      --------
Net assets available for benefits per
  Form 5500                                            $633,580      $431,600
                                                       ========      ========


The following is a reconciliation of benefits paid to participants according to the financial statements to Form 5500:

                                                                   Year Ended
                                                                   December 31,
                                                                       1997
                                                                   -----------
Benefits paid to participants per the
  financial statements                                               $22,741
Add: Amounts allocated to withdrawing participants
  at December 31, 1997                                                   909
                                                                     -------
Benefits paid to participants per Form 5500                          $23,650
                                                                     =======


Amounts allocated to withdrawing participants are recorded on Form 5500 for benefit claims that have been processed and approved for payment prior to December 31, but not yet paid as of that date.

DISNEY SALARIED SAVINGS AND INVESTMENT PLAN

NOTES TO FINANCIAL STATEMENTS

(continued)




6.  Subsequent Events

Effective January 1, 1998, participants' account balances under $5,000 are automatically distributed within 90 days following the participant's severance date.

Effective January 1, 1998, participants are permitted to authorize income deferrals in whole percentages, up to 15 percent of their base compensation on a pre-tax basis, through weekly payroll deductions. Prior to January 1, 1998, participants were permitted to authorize income deferrals in whole percentages, up to 10 percent of their base compensation on a pre-tax basis, through weekly payroll deductions.

DISNEY SALARIED SAVINGS AND INVESTMENT PLAN

SCHEDULE I

LINE 27a: SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES AT
DECEMBER 31, 1997

(DOLLARS ARE NOT IN THOUSANDS)



    SHARES             DESCRIPTION OF INVESTMENTS                              COST                CURRENT VALUE
--------------       -------------------------------                    ---------------            -------------
 28,852,497           *The Walt Disney Company                          $  173,999,689$            393,836,584
                        Common Stock Fund

  3,387,002           *Fidelity Inst. Short-Inter                           32,410,405              31,905,564
                         Gov't Portfolio Fund

    913,228           *Fidelity Magellan Fund                               70,919,141              87,003,258

    810,402            PIMCO Total Return Fund                               8,437,155               8,590,265

  1,987,465           *Fidelity Growth & Income Fund                        63,258,322              75,722,428

    104,075            Sequoia Fund                                         11,198,038              13,075,000

    265,238           *Fidelity Diversified                                  4,298,889               4,278,293
                        International Fund

     98,849            Putnam New Opportunities Fund                         4,306,478               4,809,013

                       Participant Loans
                        (Maturities go through 2007
                         Interest rate range from
                          7.00% to 10.00%)                                           0              12,936,088
                                                                        --------------          --------------
                                                                        $  368,828,117          $  632,156,493
                                                                        ==============          ==============

              *Parties-in-interest

DISNEY SALARIED SAVINGS AND INVESTMENT PLAN

SCHEDULE II

LINE 27b: SCHEDULE OF LOANS OR FIXED INCOME OBLIGATIONS

FOR THE YEAR ENDED DECEMBER 31, 1997

(DOLLARS ARE NOT IN THOUSANDS)



                           Original    Amount received during        Unpaid            Detailed
  Identity and address      amount         reporting year           balance at      description of       Amount overdue
       of obligor          of loan     Principal     Interest       end of year         loan         Principal    Interest
-----------------------    --------    ----------    --------       -----------  ------------------- ---------    --------
Mark Loebach               $ 7,000     $ 1,028       $  382         $ 5,606      Loan Dated 08/20/96  $  522       $  163
4207 Taliluna Avenue                                                             Maturity 09/21/2000
Knoxville, TN 37919-8364                                                         9.25% Interest
                                                                                 $40.30 payment




DISNEY SALARIED SAVINGS AND INVESTMENT PLAN

SCHEDULE III

LINE 27d: SCHEDULE OF REPORTABLE TRANSACTIONS


FOR THE YEAR ENDED DECEMBER 31, 1997

(DOLLARS ARE NOT IN THOUSANDS)

                                                                                                       Current
                                                                                                         value
  Identity                                                    Selling/                     Cost of    of asset on
  of party                             Number of   Purchase distribution Lease  Expense  assets sold/ transaction
  involved     Description of Assets  Transactions  Price      Price     rental incurred distributed    date      Net gain
------------  ----------------------- ------------ -------- ------------ ------ -------- ------------ ----------- --------
   The Walt    The Walt Disney Company
Disney Company*     Common Stock           44     $10,115,947
                                           33                $284,414,438                $281,563,568           $2,850,870

   The Walt     The Walt Disney Company
Disney Company*     Common Stock Fund      183    311,908,122
                                           173                 22,207,258                  12,612,792            9,594,466

   Fidelity   * Magellan Fund              237     21,321,678
                                           209                 14,682,538                  12,528,014            2,154,524

   Fidelity   * Growth & Income Fund       183     71,470,462
                                           156                  9,149,970                   8,212,141              937,829

   Fidelity   * U.S. Equity Index
                    Pool  Fund              59      3,306,395
                                            34                 44,481,969                  30,179,782           14,302,187

              * Parties-in-interest

