Form 10-Q
period 1998-06-30
WALT DISNEY CO/
filed 1998-08-14
CIK 1001039

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


                               FORM 10-Q


          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended June 30, 1998       Commission File Number 1-11605


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


      YES  _____X______          NO

There were 2,048,689,853 shares of common stock outstanding as of July 31, 1998 (including 2,310 shares held by TWDC Stock Compensation Fund, an affiliate of the Company).

                   PART I. FINANCIAL INFORMATION
                      THE WALT DISNEY COMPANY
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
          In millions, except per share data (unaudited)



                                      Three Months Ended    Nine Months Ended
                                            June 30            June 30
                                        1998      1997        1998     1997
                                      --------  --------   --------- --------

Revenues                              $5,248    $5,194     $16,829    $16,953

Costs and expenses                    (4,325)   (4,134)    (13,565)   (13,602)

Gain on sale of KCAL                       -         -           -        135
                                      --------  --------   --------- --------

Operating income                         923     1,060       3,264      3,486

Corporate activities and other           (49)      (69)       (175)      (267)

Net interest expense                    (161)     (185)       (445)      (540)
                                      --------  --------   --------- --------

Income before income taxes               713       806       2,644      2,679

Income taxes                            (298)     (333)     (1,090)    (1,124)
                                      --------  --------   --------- --------

Net income                             $ 415     $ 473      $1,554     $1,555
                                      ========  ========   ========= ========

Earnings per share

      Diluted                          $ 0.20   $ 0.23      $ 0.75     $ 0.75
                                      ========  ========   ========= ========

      Basic                            $ 0.20   $ 0.23      $ 0.76     $ 0.77
                                      ========  ========   ========= ========

Average number of common and common
 equivalent shares outstanding

      Diluted                           2,085    2,064       2,077      2,061
                                      ========  ========   ========= ========

      Basic                             2,043    2,023       2,033      2,022
                                      ========  ========   ========= ========








     See Notes to Condensed Consolidated Financial Statements

                      THE WALT DISNEY COMPANY
               CONDENSED CONSOLIDATED BALANCE SHEETS
                  In millions, except share data



                                                   June 30,    September 30,
                                                     1998         1997
                                                  ----------- --------------
                                   (unaudited)

ASSETS
   Cash and cash equivalents                      $    853      $    317
   Receivables                                       3,694         3,726
   Inventories                                         920           942
   Film and television costs                         5,354         4,401
   Investments                                       1,729         1,904
   Theme parks, resorts and other property, net of
     accumulated depreciation of $5,340 and 4,857    9,797         8,951
   Intangible assets, net of accumulated
     amortization of  $1,028 and $707               15,859        16,011
   Other assets                                      1,830         1,524
                                                   --------      ---------
                                                  $ 40,036      $ 37,776
                                                   --------      ---------
                                                   --------      ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
   Accounts and taxes payable and accrued         $  5,888      $  6,572
     liabilities
   Borrowings                                       11,972        11,068
   Unearned royalty and other advances               1,021         1,172
   Deferred income taxes                             1,941         1,679
   Stockholders' equity
    Preferred stock, $.01 par value
      Authorized - 100 million shares
      Issued - none
    Common stock,  $.01 par value  Authorized - 3.6 billion  shares Issued - 2.1 billion shares and 2.0
       billion shares                                8,970         8,548
    Retained earnings                               10,792         9,543
    Cumulative translation and other adjustments        45           (12)
    Treasury shares, at cost - 29 million
      shares and 24 million shares                    (593)         (462)
    Shares held by TWDC Stock Compensation Fund,
      at cost - 13 million shares at
      September 30, 1997                                --          (332)
                                                   --------      ---------
                                                    19,214        17,285
                                                   --------      ---------
                                                  $ 40,036      $ 37,776
                                                   --------      ---------
                                                   --------      ---------





     See Notes to Condensed Consolidated Financial Statements

                      THE WALT DISNEY COMPANY
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      In millions (unaudited)

                                                        Nine Months Ended
                                                             June 30
                                                   ---------------------------
                                                      1998            1997
                                                   -----------     -----------

 NET INCOME                                         $  1,554        $  1,555
                                                     --------        --------

OPERATING ITEMS NOT REQUIRING CASH OUTLAYS
   Amortization of film and television costs           3,235           2,889
   Depreciation                                          595             545
   Amortization of intangibles                           321             337
   Gain on sale of SBS and KCAL                          (38)           (135)
   Other                                                  10              (1)

CHANGES IN
   Receivables                                            38            (145)
   Inventories                                            22              35
   Other assets                                          (79)           (113)
   Accounts and taxes payable and accrued liabilities   (277)            315
   Deferred income taxes                                 263             324
   Unearned royalty and other advances                  (151)            (19)
                                                      --------        --------
                                                       3,939           4,032
                                                      --------        --------

CASH PROVIDED BY OPERATIONS                            5,493           5,587
                                                      --------        --------

INVESTING ACTIVITIES
   Film and television costs                          (4,140)         (3,642)
   Investments in theme parks, resorts and other      (1,577)         (1,428)
     property
   Investment in E! Entertainment television               --            (321)
   Acquisition of Classic Sports Network                (173)              --
   Proceeds from sale of  SBS, KCAL and other            194             392
     investments
   Other                                                 (15)           (161)
                                                      --------        --------
                                                      (5,711)         (5,160)
                                                      --------        --------
FINANCING ACTIVITIES
   Borrowings                                          2,076           2,303
   Proceeds from formation of REITs                       --           1,311
   Reduction of borrowings                            (1,180)         (3,412)
   Dividends                                            (305)           (253)
   Other                                                 163            (126)
                                                      --------        -------
                                                         754            (177)
                                                      --------        -------
Increase in cash and cash equivalents                    536             250
Cash and cash equivalents, beginning of period           317             278
                                                      --------        -------
Cash and cash equivalents, end of period            $    853        $    528
                                                      --------        -------
                                                      --------        -------



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

2. In June 1998, the Company effected a three-for-one split of the Company's common stock, by means of a special stock dividend. The Company also amended its corporate charter to increase the Company's authorized common stock from 1.2 billion shares to 3.6 billion shares. The Board of Directors also approved an increase in the Company's share repurchase authorization to 133.3 million shares of common stock pre-split, or 400 million shares post-split. All share and per share data has been restated to reflect the split.

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

    The diluted EPS calculation excludes the effect of stock options when their exercise prices exceed the average market price over the period. For the quarters ended June 30, 1998 and 1997, options for 13 million and 6 million shares, respectively, were excluded from diluted EPS, and for the nine-month periods, options for 9 million and 10 million shares, respectively, were excluded.

                       THE WALT DISNEY COMPANY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (continued)


4. During the nine months, the Company received net proceeds of approximately $600 million from commercial paper activity and approximately $1.5 billion through other financing arrangements. The other financing arrangements have effective interest rates ranging from 5.4% to 5.7% and maturities in fiscal 1999 through 2008. Certain of this debt is denominated in foreign currencies, which the Company has effectively converted into U.S. dollar-denominated LIBOR-based variable rate debt instruments by entering into cross-currency/interest rate swaps.

     Commercial paper outstanding as of June 30, 1998 totaled $2.6 billion with maturities of up to one year and an average interest rate of 5.5%. The outstanding commercial paper borrowings are supported by bank facilities totaling $5.0 billion, which expire in one to four years and allow for borrowings at various interest rates.

5. Dividends per share for the quarters ended June 30, 1998 and 1997 were $0.0525 and $0.0442, respectively.

6. The unaudited pro forma information below for the quarter and nine months ended June 30, 1997 presents results of operations as if the disposition of certain ABC publishing assets and the sale of KCAL, a Los Angeles television station, had occurred at the beginning of the prior year. The unaudited pro forma information is not necessarily indicative of the results of operations that the Company would have reported had these events occurred at the beginning of the prior year.



                             (in millions, except per share
                                         data)
                                     June 30, 1997
                            ---------------------------------
                            Quarter ended  Nine months ended
                            -------------- ------------------

         Revenues               $ 4,982         $ 16,184
         Net income                 425            1,382
         Earnings per share
           Diluted              $  0.21         $   0.67
           Basic                $  0.21         $   0.68


                       THE WALT DISNEY COMPANY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (continued)


7. In April 1997, the Company purchased a significant equity stake in Starwave Corporation ("Starwave"), an Internet technology company. In connection with the acquisition, the Company was granted an option to purchase substantially all the remaining shares of Starwave, which the Company exercised during the third quarter. On June 18, 1998, the Company reached an agreement whereby Starwave will be acquired by Infoseek Corporation ("Infoseek"), an Internet search company, pursuant to a merger. As a result of the merger and the Company's purchase of additional shares of Infoseek common stock, the Company will own approximately 43% of Infoseek's outstanding common stock. In addition, the Company will purchase warrants enabling it, under certain circumstances, to achieve a majority stake in Infoseek.
     These warrants vest over a three-year period and expire in five years. The transaction, which is subject to customary closing conditions, including approvals by Infoseek's shareholders and governmental regulatory authorities, is expected to close in the first quarter of 1999. Upon consummation of the transaction, the Company expects to record a significant non-cash gain, a write-off for purchased in-process research and development costs and an increase in investments, reflecting the Company's share of the fair value of Infoseek's intangible assets. The Company is currently performing the necessary valuations and other studies to determine the gain, the research and development write-off and the amount of and amortization period for the intangible assets.

8. In June 1998, the Financial Accounting Standards Board ("the FASB") issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which the Company expects to adopt effective October 1, 1999. SFAS 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Changes in a derivative's fair value will either be offset against the change in fair value of the hedged assets, liabilities, firm commitments or forecasted transactions through earnings or recognized as a component of other stockholders' equity until the hedged item is recognized in earnings. The ineffective portion of a hedging derivative's change in fair value will be immediately recognized in earnings. The impact of SFAS 133 on the Company's financial statements will depend on a variety of factors, including future interpretative guidance from the FASB, the future level of forecasted foreign currency transactions, the extent of the Company's hedging activities, the types of hedging instruments used and the effectiveness of such instruments. However, the Company does not believe the effect of adopting SFAS 133 will be material to its financial position.

                         THE WALT DISNEY COMPANY
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS



SEASONALITY

      The Company's businesses are subject to the effects of seasonality. Consequently, the operating results for the quarter and nine months ended June 30, 1998 for each business segment, and for the Company as a whole, are not necessarily indicative of results to be expected for the full year.

      Creative Content revenues fluctuate based upon the timing of theatrical and home video releases and seasonal consumer purchasing behavior. Release dates for theatrical and home video products are determined by several factors, including timing of vacation and holiday periods and competition in the market.

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

RESULTS OF OPERATIONS
For the Quarter and Nine Months Ended June 30, 1998

      During 1997, the Company disposed of certain ABC publishing assets and sold KCAL, a Los Angeles television station. The pro forma information below for the quarter and nine months ended June 30, 1997 presents results of operations as if these events had occurred at the beginning of the prior year. The Company believes prior-year pro forma results provide more meaningful information for comparing revenues and earnings trends. The pro forma information is not necessarily indicative of the results that the Company would have reported had these events occurred at the beginning of the prior year.

Consolidated Results - Quarter

                                (unaudited; in millions, except per share data)
                                               1997                   1997
                                     1998   (Pro forma) % Change (As reported)


Revenues                            $5,248    $4,982        5%        $5,194
Costs and expenses                  (4,325)   (3,998)      (8)%       (4,134)
                                    ------    ------                  ------
Operating income                       923       984       (6)%        1,060
Corporate activities                   (49)      (69)      29%           (69)
and other
Net interest expense                  (161)     (185)      13%          (185)
                                      ----      ----                    ----

Income before income taxes             713       730       (2)%          806
Income taxes                          (298)     (305)       2%          (333)
                                      ----      ----                    ----

Net income                           $ 415     $ 425       (2)%        $ 473
                                     =====     =====                   =====

Earnings per share
   Diluted                           $ 0.20    $ 0.21      (5)%        $  0.23
                                     ======    ======                  =======
   Basic                             $ 0.20    $ 0.21      (5)%        $  0.23
                                     ======    ======                  =======
Amortization of intangible assets
  included in operating income       $ 108     $ 103
                                      ====      ====


      Net income and diluted earnings per share decreased 2% and 5% to $415 million and $0.20, respectively, compared to the prior-year pro forma amounts. These results were driven by lower operating income, partially offset by a reduction in net expense associated with corporate activities and other and lower net interest expense. Decreased operating income reflected significantly lower results from Creative Content, partially offset by improvements from Broadcasting and Theme Parks and Resorts. Corporate activities and other decreased 29% reflecting improved results from the Company's equity investments, including A&E Television and Lifetime Television. Net interest expense decreased 13% due primarily to lower average debt balances.

      On an as reported basis, net income and diluted earnings per share decreased 12% and 13%, respectively, driven by decreased operating income, partially offset by a reduction in net expense associated with corporate activities and other, as well as lower net interest expense, as discussed above. The decrease in operating income also reflected the inclusion in the prior year of certain ABC publishing businesses which were disposed of during the third and fourth quarters of that year.

      During the third quarter, the Company exercised its option to purchase substantially all the remaining shares of Starwave Corporation ("Starwave"), an Internet technology company, through the issuance of Company common stock. On
June 18, 1998, the Company reached an agreement whereby Starwave will be acquired by Infoseek Corporation ("Infoseek"), an Internet search company, pursuant to a merger. As a result of the merger and the Company's purchase of additional shares of Infoseek common stock, the Company will own approximately 43% of Infoseek's

Consolidated Results - Quarter (continued)

outstanding common stock. In addition, the Company will purchase warrants enabling it, under certain circumstances, to achieve a majority stake in Infoseek. These warrants vest over a three-year period and expire in five years. The transaction, which is subject to customary closing conditions, including approvals by Infoseek's shareholders and governmental regulatory authorities, is expected to close in the first quarter of 1999. Upon consummation of the transaction, the Company expects to record a significant non-cash gain, a write-off for purchased in-process research and development costs and an increase in investments, reflecting the Company's share of the fair value of Infoseek's intangible assets. The Company is currently performing the necessary valuations and other studies to determine the gain, the research and development write-off and the amount of and amortization period for the intangible assets.

Consolidated Results - Nine Months

                 (unaudited; in millions, except per share data)

                                              1997                    1997
                                    1998   (Pro forma) % Change  (As reported)
                                   ------  ----------- --------  -------------

Revenues                           $16,829   $16,184      4%       $16,953
Costs and expenses                 (13,565)  (12,997)    (4)%      (13,602)
Gain on sale of KCAL                     -         -     n/m           135
                                   -------   -------               -------
Operating income                     3,264     3,187      2%         3,486
Corporate activities and other        (175)     (267)    34%          (267)
Net interest expense                  (445)     (540)    18%          (540)
                                      ----      ----                  ----

Income before income taxes           2,644     2,380     11%         2,679
Income taxes                        (1,090)     (998)    (9)%       (1,124)
                                    ------      ----                ------
Net income                         $ 1,554   $ 1,382     12%       $ 1,555
                                   =======   =======               =======

Earnings per share
   Diluted                         $  0.75   $  0.67     12%       $  0.75
                                   =======   =======               =======
   Basic                           $  0.76   $  0.68     12%       $  0.77
                                   =======   =======               =======
Amortization of intangible assets
  included in operating income       $ 321     $ 311
                                     =====     =====



      Net income and diluted earnings per share increased 12% to $1.6 billion and $0.75, respectively, over the prior-year pro forma amounts. These results were driven by a reduction in net expense associated with corporate activities and other and lower net interest expense. Corporate activities and other decreased 34% due primarily to a gain on the sale of the Company's interest in Scandinavian Broadcasting System ("SBS") and improved results from the Company's equity investments, including A&E Television and Lifetime Television. Net interest expense decreased 18% due primarily to lower average debt balances.

      On an as reported basis, net income and diluted earnings per share were flat, reflecting a reduction in net expense associated with corporate activities and other, as well as lower net interest expense, as discussed above, offset by decreased operating income. Operating income decreased compared to the prior year, which reflected the gain on the sale of KCAL and the inclusion of certain ABC publishing assets which were disposed of during the third and fourth quarters of 1997.


Business Segment Results - Quarter

                                          (unaudited; in millions)
                                                1997                1997
                                     1998    (Pro forma) %Change (As reported)
                                    -----    ----------- ------- ------------

Revenues:
   Creative Content                 $2,016     $2,004       1%      $2,216
   Broadcasting                      1,728      1,609       7%       1,609
   Theme Parks & Resorts             1,504      1,369      10%       1,369
                                     -----      -----                -----
   Total                            $5,248     $4,982       5%      $5,194
                                    ======     ======               ======
Operating Income: (1)
   Creative Content                  $ 111      $ 257     (57)%      $ 333
   Broadcasting                        384        337      14%         337
   Theme Parks & Resorts               428        390      10%         390
                                       ---        ---                  ---
   Total                             $ 923      $ 984      (6)%    $ 1,060
                                     =====      =====              =======

(1) Includes depreciation and amortization (excluding film costs) of:

  Creative Content                   $  51      $  50
  Broadcasting                         136        129
  Theme Parks & Resorts                132        120
                                       ---        ---
                                     $ 319      $ 299
                                     =====      =====


Creative Content

      Compared to prior-year pro forma amounts, revenues increased $12 million or 1% to $2.0 billion, due primarily to increases of $68 million in television distribution, $17 million in international home video, $17 million in domestic publishing, $16 million at The Disney Store and $12 million in domestic merchandise licensing, offset by declines of $105 million in domestic home video revenues and $23 million in international theatrical revenues. The growth in television revenues was driven by a higher volume of television programming and theatrical releases distributed to the worldwide television market. Increases in international home video were driven by the success of Air Force One and Con Air. Growth in domestic publishing reflected the success of book titles such as Don't Sweat the Small Stuff. Increased revenues at The Disney Store reflected continued worldwide expansion as well as increased comparative store sales in North America and Europe. Growth in domestic merchandise licensing was primarily due to the continued strength of Winnie the Pooh. The decline in domestic home video and international theatrical revenues reflected difficult comparisons to the prior year, which benefited from the successful release of 101 Dalmatians in the domestic home video market and the theatrical performances of 101 Dalmatians and The English Patient internationally. In addition, international revenues were impacted by economic weakness in many Asian markets.

      On an as reported basis, revenues decreased $200 million or 9%, reflecting the items described above, as well as the impact of the disposition of certain ABC publishing assets in the prior year.

      Compared to prior-year pro forma amounts, operating income decreased $146 million or 57% to $111 million, reflecting declines in domestic home video and worldwide theatrical results. Costs and expenses, which consist primarily of production cost amortization, distribution and selling expense, product cost, labor and leasehold expense, increased 9% or $158 million. The increase was driven by higher production cost amortization in worldwide theatrical and international home video markets, increased distribution expenses in the theatrical and home video markets, and higher television distribution costs. These increases reflect higher production and distribution costs within the film industry. As competition for creative talent and consumer awareness
has increased,   costs  within  the  industry  have  tended  to  increase  at rates significantly above inflation. In addition, The Disney Store experienced increased costs due to continued worldwide expansion.

      On an as reported basis, operating income decreased $222 million or 67%, reflecting the items described above as well as the impact of the disposition of certain ABC publishing assets in the prior year.

Broadcasting

      Revenues increased $119 million or 7% to $1.7 billion, driven by increases of $84 million at the cable networks, $28 million at the television network and $15 million at the television stations. The increase in revenues at the cable networks was primarily due to higher advertising rates and subscriber growth. The increase at the television network was due to sports advertising revenues, driven by the 1998 Soccer World Cup, and the increase at the television stations was due to a strong advertising market.

      Operating income increased $47 million or 14% to $384 million, primarily reflecting increases in revenues at the cable networks, television stations and television network, partially offset by higher costs and expenses and losses on start-up cable ventures. Costs and expenses, which consist primarily of programming, selling, general and administrative costs, increased 6% or $72 million. This increase was driven by higher sports programming costs at ESPN and the television network, partially offset by decreased program amortization at the television network, due primarily to less expensive primetime series programming and increased use of primetime reruns.

      There has been a continuing decline in viewership at all major broadcast networks, including ABC, reflecting the growth in the cable industry's share of viewers. In addition, there have been continuing increases in the cost of sports and other programming.

      During the second quarter of the current year, the Company entered into a new agreement with the National Football League (the "NFL") for the right to broadcast NFL football games on the ABC Television Network and ESPN. The contract provides for total payments of approximately $9 billion over an eight-year period, commencing with the 1998 season. The programming rights fees under the new contract are significantly higher than those required by the previous contract. The increased cost of the new contract will exceed the expected revenue increases for the time period. The Company is endeavoring to enter into arrangements with its ABC network affiliates to help offset these costs. The higher fees under the new contract reflect various factors, including increased competition for sports programming rights and an increase in the number of games to be broadcast by ESPN.

Theme Parks and Resorts

      Revenues increased $135 million or 10% to $1.5 billion, driven by $71 million of higher guest spending, $22 million from increased occupied room nights and $20 million from attendance growth. Higher guest spending reflected increased average admissions spending, higher average room rates at the hotel properties and expanded retail and restaurant attractions at Downtown Disney at the Walt Disney World Resort. Increased occupied room nights resulted from additional capacity due to the August 1997 opening of Disney's Coronado Springs Resort. Attendance growth reflected record attendance at the Walt Disney World Resort from the April 1998 opening of Disney's Animal Kingdom, and increased attendance at Disneyland driven by the May 1998 opening of New Tomorrowland.

      Operating income for the quarter increased $38 million or 10% to $428 million, driven by higher guest spending, increased occupied room nights and attendance growth at the Walt Disney World Resort and Disneyland. Costs and expenses, which consist principally of labor, costs of merchandise, food and beverages sold, depreciation, repairs and maintenance, entertainment and marketing and sales expenses, increased $97 million or 10%. Increased operating costs reflected expanded operations primarily related to Disney's Animal Kingdom and Disney's Coronado Springs Resort.

Business Segment Results - Nine Months

                                           (unaudited; in millions)
                                                1997                 1997
                                     1998    (Pro forma) %Change (As reported)
                                    ------   ----------- ------- ------------
Revenues:
   Creative Content                  $7,440     $7,453     (0)%     $8,201
   Broadcasting                       5,381      5,009      7%       5,030
   Theme Parks & Resorts              4,008      3,722      8%       3,722
                                      -----      -----               -----
   Total                            $16,829    $16,184      4%     $16,953
                                    =======    =======             =======
Operating Income: (1)
   Creative Content                  $1,150     $1,279    (10)%     $1,434
   Broadcasting                       1,128      1,044      8%       1,053
   Theme Parks & Resorts                986        864     14%         864
                                     ------      -----               -----
                                      3,264      3,187      2%       3,351
   Gain on Sale of KCAL                   -          -     n/m         135
                                     ------      -----               -----                                  ---
   Total                             $3,264     $3,187      2%      $3,486
                                     ======     ======              ======

(1)Includes depreciation and amortization (excluding film costs) of:
   Creative Content                  $  153     $  133
   Broadcasting                         405        389
   Theme Parks & Resorts                334        307
                                        ---        ---
                                     $  892     $  829
                                     ======     ======


Creative Content

      Compared to prior-year pro forma amounts, revenues were unchanged at $7.4 billion, as growth of $143 million in television distribution, $128 million at The Disney Store, $50 million in domestic publishing and $40 million in domestic character merchandise licensing was offset by declines in home video revenues of $282 million and theatrical revenues of $117 million. The increase in television revenues was driven by a higher volume of television programming and theatrical releases distributed to the worldwide television market. Growth at The Disney Store reflected continued worldwide expansion as well as increased comparative store sales in North America and Europe. A total of 50 new stores were opened since the prior-year quarter, bringing the total number of stores to 660. Growth in domestic publishing reflected the success of book titles such as Don't Sweat the Small Stuff. Character merchandise licensing reflected the strength of Winnie the Pooh in the domestic market. Lower home video and theatrical revenues reflected difficult comparisons to the prior year. The prior-year home video results benefited from the performance of Toy Story worldwide and Bambi domestically. Theatrical results in the prior year benefited from the worldwide success of 101 Dalmatians, Ransom and The English Patient.

      On an as reported basis, revenues decreased $761 million or 9%, reflecting the items described above as well as the impact of the disposition of certain ABC publishing assets in the prior year.

      Compared to prior-year pro forma amounts, operating income decreased $129 million or 10% to $1.2 billion, reflecting declines in theatrical and home video results, partially offset by increases in television distribution, domestic merchandise licensing, Disney Interactive and The Disney Store. Costs and expenses increased 2% or $116 million. The increase was driven by an increase in production cost amortization in the theatrical, home video and network television markets as well as an increase in costs at The Disney Store due to continued expansion. The increase in costs was also attributable to an increase in the number of shows produced for syndication. These increases were partially offset by declines in distribution and selling expenses in the home video and domestic theatrical markets, driven by a reduction in volume, and declines within television distribution, due to the termination of a network production joint venture. Disney Interactive also experienced a decrease in costs driven by a reduction in headcount and lower product development costs.

      On an as reported basis, operating income decreased $284 million or 20%, reflecting the items described above as well as the impact of the disposition of certain ABC publishing assets in the prior year.

Broadcasting

      Compared to prior-year pro forma amounts, revenues increased $372 million or 7% to $5.4 billion, driven by increases of $274 million at the cable networks, $62 million at the television stations and $33 million at the television network. The increase in revenues at the cable networks was primarily due to higher advertising rates and subscriber growth. The increase at the television stations was due to a strong advertising market and the increase at the television network was due to sports advertising revenues, driven by the 1998 Soccer World Cup.

      On an as reported basis, revenues increased $351 million or 7%, reflecting the items described above, partially offset by the impact of the sale of KCAL in the prior year.

      Compared to prior-year pro forma amounts, operating income increased $84 million or 8% to $1.1 billion, reflecting increases in revenues at the cable networks and television stations, partially offset by lower results at the television network. Results at the television network reflected the impact of lower ratings and higher costs and expenses. Costs and expenses increased 7% or $288 million. This increase reflected


Broadcasting (continued)

increased program amortization at the television network, due primarily to a reduction in benefits arising from the ABC acquisition, and higher programming costs at ESPN.

      On an as reported basis, operating income increased $75 million or 7%, reflecting the items described above, partially offset by the impact of the sale of KCAL in the prior year.

Theme Parks and Resorts

      Revenues increased $286 million or 8% to $4.0 billion, driven by growth at the Walt Disney World Resort, reflecting increased guest spending of $205 million and growth of $74 million from increased occupied room nights. This growth was partially offset by a decrease of $11 million resulting from lower attendance in the second quarter due to the conclusion of the prior-year's 25th Anniversary Celebration. Higher guest spending reflected increased average admissions spending, higher average room rates at the hotel properties and expanded retail and restaurant attractions at Downtown Disney. Increased occupied room nights resulted from additional capacity due to the August 1997 opening of Disney's Coronado Springs Resort. Disneyland's revenues for the nine months declined as a result of reduced attendance driven by the prior-year's Main Street Electrical Parade farewell season, construction of New Tomorrowland in the first half of the year and inclement weather, partially offset by higher guest spending.

      Operating income increased $122 million or 14% to $986 million, driven by increased guest spending and higher occupied room nights at the Walt Disney World Resort. Costs and expenses increased $164 million or 6%, reflecting expanded operations primarily related to Disney's Animal Kingdom and Disney's Coronado Springs Resort.

FINANCIAL CONDITION

      For the nine months ended June 30, 1998, cash provided by operations decreased $94 million to $5.5 billion.

      During the nine months, the Company received approximately $600 million from net commercial paper activity and approximately $1.5 billion through other financing arrangements. Commercial paper borrowings outstanding as of June 30, 1998 totaled $2.6 billion with maturities of up to one year, supported by bank facilities totaling $5.0 billion, which expire in one to four years and allow for borrowings at various interest rates.

      As of June 30, 1998, the Company had the ability to borrow under a U.S. shelf registration statement and a Euro medium-term note program, which collectively permit the issuance of up to approximately $1.9 billion of additional debt. In August 1998, the Company filed a new U.S. shelf registration statement which replaces the existing U.S. shelf registration statement and allows for issuance of up to $5.0 billion of debt.

      During the nine months, the Company invested $1.6 billion in theme parks, resorts and other properties. These expenditures reflected continued expansion activities related to Disney Cruise Line, Disney's Animal Kingdom, Disney's
California Adventure and certain resort facilities at the Walt Disney World Resort.

      During the nine months, the Company invested $4.1 billion to develop, produce and acquire rights to film and television properties. These costs increased over the prior-year nine months due primarily to higher spending on live-action theatrical and television productions.

      During the second quarter, the Company reached agreement with the National Football League (the "NFL") with respect to a new contract for the right to broadcast NFL football games. The contract provides for the ABC Television Network to broadcast Monday Night Football and for ESPN to broadcast Sunday evening games for total payments of approximately $9 billion over an eight-year period commencing with the 1998 season.

      Total commitments to purchase broadcast programming approximated $14.4 billion at June 30, 1998, including the new NFL contract. Substantially all of this amount, other than payments under the new NFL contract, is payable over the next five years. The Company expects the ABC Television Network, ESPN and the Company's television and radio stations to continue to enter into programming commitments to purchase the broadcast rights for various feature films, sports and other programming.

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

                    PART II. OTHER INFORMATION
                      THE WALT DISNEY COMPANY

Item 2.  Changes in Securities

      On June 10, 1998, after obtaining stockholder consent, the Company filed a Restated Certificate of Incorporation that increased the total number of authorized shares of common stock of the Company from 1,200,000,000 to 3,600,000,000. On June 19, 1998, the Company effected a three-for-one split (the "Split") of its issued common stock.

      Under the terms of the Company's Stockholder Rights Plan, each outstanding share of the Company's common stock was, prior to the Split, associated with one preferred stock purchase right (a "Right"). In accordance with the terms of the Rights Agreement, dated November 8, 1995, between the Company and The Bank of New York, as Rights Agent, as a result of the Split each share of the Company's common stock is now associated with one-third of a Right.

Item 4.  Submission of matters to a vote of security holders

      Pursuant to a solicitation dated May 6, 1998 requesting written consent of stockholders by June 9, 1998, the Company's stockholders approved the adoption of the amendment to the Company's Certificate of Incorporation, as described in
Item 2 above. A total of 585,183,017 votes were cast in favor of the amendment; 5,125,298 were cast against the amendment; and the holders of 988,747 shares abstained from the vote.

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

      None

(b)   Reports on Form 8-K

      None

                     THE WALT DISNEY COMPANY





                             SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.











                               THE WALT DISNEY COMPANY
                               (Registrant)





                               By   /s/ Thomas O. Staggs

                                  Thomas O. Staggs
                                  Executive Vice President and
                                  Chief Financial Officer


August 14, 1998
Burbank, California