Form 10-K
period 1998-09-30
WALT DISNEY CO/
filed 1998-12-18
CIK 1001039

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 1998        Commission File Number 1-
                                                    11605


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

                                                      on Which Registered
Title of Each Class


                                                    New York Stock Exchange
Common Stock, $.01 par value                        Pacific Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act: None.

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No
  Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
  As of November 30, 1998, the aggregate market value of registrant's common stock held by non-affiliates (based on the closing price on such date as reported on the New York Stock Exchange-Composite Transactions) was $66.0 billion. All executive officers and directors of registrant and all persons filing a Schedule 13D with the Securities and Exchange Commission in respect to registrant's common stock have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the registrant.
  There were 2,050,798,550 shares of common stock outstanding as of December 17, 1998 (including 507,300 shares held by TWDC Stock Compensation Fund, an affiliate of the Company).

                      Documents Incorporated by Reference

  Certain information required for Part III of this report is incorporated herein by reference to an amendment to this report on Form 10-K/A to be filed within 120 days after the end of the fiscal year covered by this report.

                                    PART I

ITEM 1. BUSINESS
  The Walt Disney Company, together with its subsidiaries, is a diversified worldwide entertainment company with operations in three business segments:
Creative Content, Broadcasting and Theme Parks and Resorts. Information on revenues, operating income, identifiable assets and supplemental revenue of the Company's business segments appears in Note 11 to the Consolidated Financial Statements included in Item 8 hereof. The Company employs approximately 117,000 people.

  On February 9, 1996, the Company completed its acquisition of ABC, Inc. ("ABC"). Information on the acquisition appears in Note 2 to the Consolidated Financial Statements included in Item 8 hereof. As a result of the acquisition, a new parent company, with the name "The Walt Disney Company," replaced the old parent company of the same name. Unless the context otherwise requires, the term "Company" is used to refer collectively to the parent company and the subsidiaries through which its various businesses are actually conducted.

                               CREATIVE CONTENT

  The Creative Content segment produces live-action and animated motion pictures, television programs and musical recordings, licenses the Company's characters and other intellectual property for use in connection with merchandise and publications and publishes books and magazines. Within the segment, films and characters are often promoted through the release of audiocassettes and compact discs and children's books and magazines. In addition, television programs have been created that contain characters originated in animated films. Character merchandising and publications licensing promote the Company's films and television programs, as well as the Company's other operations. The Company also operates "The Disney Stores," which are direct retail distribution outlets for products based on the Company's characters and films. The Company is also engaged directly in the home video and television distribution of its film and television library.

  The Company is an industry leader in producing and acquiring live-action and animated motion pictures for distribution to the theatrical, television and home video markets and produces original television programming for the network and first-run syndication markets. In addition, the Company produces music recordings and live stage plays. The Company licenses the name "Walt Disney," as well as the Company's characters, visual and literary properties and songs and music, to various consumer manufacturers, retailers, show promoters and publishers throughout the world. Company subsidiaries also engage in direct retail distribution through the Disney Stores; publish books, magazines and comics in the United States and Europe; produce popular music, children's audio products and computer software for the entertainment market, as well as film and video products for the educational marketplace.

THEATRICAL FILMS
  Walt Disney Pictures and Television, a subsidiary of the Company, produces and acquires live-action motion pictures that are distributed under the banners Walt Disney Pictures, Touchstone Pictures and Hollywood Pictures. Another subsidiary, Miramax Film Corp., acquires and produces motion pictures that are primarily distributed under the Miramax and Dimension banners. The Company also produces and distributes animated motion pictures under the banner Walt Disney Pictures. In addition, the Company distributes films produced or acquired by certain independent production companies.

  During fiscal 1999, the Company expects to distribute approximately 21 feature films under the Walt Disney Pictures, Touchtone Pictures and Hollywood Pictures banners and approximately 36 films under the Miramax and Dimension banners, including several live-action family films and one to two full length animated films, with the remainder targeted to teenagers and adults. In addition, the

Company periodically reissues previously released animated films. As of September 30, 1998, the Company had released 547 full length live-action features (primarily color), 36 full length animated color features and approximately 478 cartoon shorts.

  The Company distributes and markets its filmed products principally through its own distribution and marketing companies in the United States and major foreign markets. In 1998, the Company's international distributor, Buena Vista International, became the first international distribution company to gross more than $1 billion at the box office for four consecutive years.

HOME VIDEO
  The Company directly distributes home video releases from each of its banners in the domestic market. In the international market, the Company distributes both directly and through foreign distribution companies. In addition, the Company develops, acquires and produces original programming for direct to video release. For two years in a row, the Company has distributed seven of the ten top selling home videos. In addition, the Company distributed three of the five top rental titles in 1998. As of September 30, 1998, 1,247 produced and acquired titles, including 661 feature films and 527 cartoon shorts and animated features, were available to the domestic marketplace and 1,349 produced and acquired titles, including 715 feature films and 634 cartoon shorts and animated features, were available to the international home entertainment market.

TELEVISION PRODUCTION AND DISTRIBUTION
  The Company develops, produces and distributes television programming to global broadcasters, cable and satellite operators, including the major television networks, the Disney Channel and other cable broadcasters, under the Buena Vista Television, Touchstone Television and Walt Disney Television labels. Program development is carried out in collaboration with a number of independent writers, producers and creative teams under various development arrangements. The Company focuses on the development, production and distribution of half-hour comedies and one-hour dramas for network prime-time broadcast. Half-hour comedies Home Improvement, Boy Meets World, Smart Guy and Unhappily Ever After were all renewed for the 1998/99 television season. New prime-time series premiering in the fall of 1998 included the half-hour comedy Sports Night and the one-hour drama Felicity. Midseason orders include the half-hour comedies The PJ's and Zoe Bean.

  The Company is also producing six original television movies for The Wonderful World of Disney, which was renewed for the 1998/99 television season and continues to air on ABC on Sunday evenings.

  The 1998/99 Saturday morning television season returned with a second year of the two-hour kids' show, Disney's One Saturday Morning on ABC. Disney's One Saturday Morning is a show comprised of audience participation segments, cartoons and pre-recorded comedy segments that "wrap-around" the weekly series Disney's Doug, Recess and Pepper Ann. Other television animation series on ABC include the premiere of Disney's Hercules, and the return of Disney's 101
Dalmatians: The Series and The New Adventures of Winnie the Pooh. Midseason on Saturday morning will feature the premiere of Mouseworks, the first cartoon series since the 1950's featuring Mickey Mouse and his friends.

  The Company also provides a variety of prime-time specials for exhibition on network television. Additionally, the Company produces first-run animated and live-action syndicated programming. The Disney Afternoon is a one-and-a-half hour block, airing five days per week, including Disney's Hercules, Disney's Doug and Ducktales. Live-action programming includes Live! With Regis and Kathie Lee, a daily talk show; Honey, I Shrunk the Kids, a weekly family action hour; Siskel & Ebert, a weekly motion picture review program; Disney Presents Bill Nye the Science Guy and Sing Me a Story with Belle, weekly educational programs for children, as well as daily game shows on cable including Make Me Laugh and Win Ben Stein's Money.

  The Company licenses the theatrical and television film library to the domestic television syndication market. Television programs in off-network syndication or cable include Home Improvement, Ellen, Boy Meets World, Blossom, Dinosaurs, Golden Girls, Brotherly Love and Empty Nest. Major packages of the Company's feature films and television programming have been licensed for broadcast over several years.

  The Company also licenses its theatrical and television properties in a number of foreign television markets. In addition, certain of the Company's television programs are syndicated by the Company abroad, including The Disney Club, a weekly series that the Company produces for foreign markets.

  The Company has licensed to the Encore pay television services, over a multi-year period, exclusive domestic pay television rights to certain films released under the Miramax, Touchstone, Hollywood, Dimension and Walt Disney Pictures banners. In addition, the Company has licensed to the Showtime pay television services over a multi-year period, exclusive domestic pay television rights to certain films released under the Dimension banner.

AUDIO PRODUCTS AND MUSIC PUBLISHING
  The Company also produces and distributes compact discs, audiocassettes and records, consisting primarily of soundtracks for animated films and read-along products, directed at the children's market in the United States, France and the United Kingdom, and licenses the creation of similar products throughout the rest of the world. In addition, the Company commissions new music for its motion pictures and television programs and records and licenses the song copyrights created for the Company to others for printed music, records, audiovisual devices and public performances.

  Domestic retail sales of compact discs, audiocassettes and records are the largest source of music-related revenues, while direct marketing, which utilizes catalogs, coupon packages and television, is a secondary means of music distribution for the Company.

  The Company's Hollywood Records subsidiary develops, produces and markets recordings from new talent across the spectrum of popular music, as well as soundtracks from certain of the Company's live-action motion pictures. The Company's Mammoth Records develops, produces and markets a diverse group of artists in the popular and alternative music fields. The Company also owns the Nashville-based music label Lyric Street Records.

WALT DISNEY THEATRICAL PRODUCTIONS
  In November 1997, the Broadway production of The Lion King opened at the newly renovated New Amsterdam Theater. In 1998, The Lion King won six Tony Awards, including Best Musical. In 1994, the Company produced an adaptation of its animated feature film Beauty and the Beast for the Broadway stage. The production celebrated its fourth anniversary on Broadway this year and is currently touring the United States. The show has also been produced in seven countries around the world.

CHARACTER MERCHANDISE AND PUBLICATIONS LICENSING
  The Company's worldwide licensing activities generate royalties, which are usually based on a fixed percentage of the wholesale or retail selling price of the licensee's products. The Company licenses characters based upon both traditional and newly created film properties. Character merchandise categories that have been licensed include apparel, toys, gifts, home furnishings and housewares, stationery and sporting goods. Publication categories that have been licensed include continuity-series books, book sets, art and picture books and magazines.

  In addition to receiving licensing fees, the Company is actively involved in the development and approval of licensed merchandise and in the conceptualization, development, writing and illustration of licensed publications. The Company continually seeks to create new characters to be used in licensed products.

THE DISNEY STORES
  The Company markets Disney-related products directly through its retail facilities operated under "The Disney Store" name. These facilities are generally located in leading shopping malls and similar retail complexes. The stores carry a wide variety of Disney merchandise and promote other businesses of the Company. During fiscal 1998, the Company opened 18 new stores in the United States and Canada, 8 in Europe and 21 in the Asia-Pacific area. The Company also closed 2 stores in Europe as part of cost reduction efforts, bringing the total number of stores to 681 as of September 30, 1998. The Company expects to open additional stores in the future in selected markets throughout the United States, as well as in Asian and European countries.

BOOKS AND MAGAZINES
  The Company has book imprints in the United States offering books for children and adults as part of the Buena Vista Publishing Group. The Company also produces several magazines including Family Fun, Disney Adventures as well as Discover, a general science magazine. In addition, the Company produces ESPN The Magazine as part of a joint venture with ESPN, Inc. and The Hearst Company.

MULTIMEDIA
  BUENA VISTA INTERNET GROUP - During the first quarter of 1998, Buena Vista Internet Group ("BVIG") was formed to coordinate the Company's internet initiatives. BVIG develops, publishes and distributes content for narrow-band on-line services, the interactive software market, interactive television platforms, internet web sites, including Disney.com, Disney's Daily Blast, ESPN.com, ABCNews.com and the Disney Store Online which offers Disneythemed merchandise over the internet.

  Effective November 18, 1998, the Company acquired 43% of Infoseek Corporation, an internet search company. In connection with its investment in Infoseek, BVIG and Infoseek announced the creation of the Go NetworkSYMBOL 212 \f "Symbol" \s 10. The Go Network will be an internet portal serving as an interactive link through which people can gain access to the internet at large, as well as every form of information and entertainment that Disney offers.

  DISNEY INTERACTIVE - Disney Interactive is a software business that licenses, develops and markets entertainment and educational computer software and video game titles for home and school.

OTHER ACTIVITIES
  The Company produces audiovisual materials for the educational market, including videocassettes and film strips. It also licenses the manufacture and sale of posters and other teaching aids. The Company markets and distributes, through various channels, animation cel art and other animation-related artwork and collectibles. In addition, the Company directly sells merchandise through The Disney Catalog.

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

  The Company's Creative Content businesses compete with all forms of entertainment. A significant number of companies produce and/or distribute theatrical and television films, exploit products in the home video market, provide pay television programming services, sponsor live theater and/or produce interactive software. The Company also competes to obtain creative talents, story properties, advertiser support, broadcast rights and market share, which are essential to the success of all the Company's Creative Content businesses.

  The Company competes in its character merchandising and other licensing, publishing and retail activities with other licensers, publishers and retailers of character, brand and celebrity names. Although public information is limited, the Company believes it is the largest worldwide licenser of character-based merchandise and producer/distributor of children's audio and film-related products.

                                 BROADCASTING

TELEVISION AND RADIO NETWORK
  The Company operates the ABC Television Network, which as of September 30, 1998 had 224 primary affiliated stations operating under long-term agreements reaching 99.9% of all U.S. television households. The ABC Television Network broadcasts programs in "dayparts" and types as follows: Monday through Friday Early Morning, Daytime and Late Night, Monday through Sunday Prime Time and News, Children's and Sports. The Company also operates the ABC Radio Networks, which reach more than 144 million domestic listeners weekly and consist of over 8,900 program affiliations on more than 4,400 radio stations. The ABC Radio Networks also produce and distribute a number of radio program series for radio stations nationwide and can be heard in more than 90 countries worldwide.

  Generally, the networks pay the cost of producing their own programs or acquiring broadcast rights from other producers for network programming and pay varying amounts of compensation to affiliated stations for broadcasting the programs and commercial announcements included therein. Substantially all revenues from network operations are derived from the sale to advertisers of time in network programs for commercial announcements. The ability to sell time for commercial announcements and the rates received are primarily dependent on the quantitative and qualitative audience that the network can deliver to the advertiser as well as overall advertiser demand for time in the network marketplace.

TELEVISION AND RADIO STATIONS
  The Company owns nine very high frequency (VHF) television stations, five of which are located in the top ten markets in the United States; one ultra high frequency (UHF) television station; fifteen standard (AM) radio stations; and fifteen frequency modulation (FM) radio stations. All of the television stations are affiliated with the ABC Television Network, and most of the 30 radio stations are affiliated with the ABC Radio Networks. The Company's television stations reach 24% of the nation's television households, calculated using the multiple ownership rules of the Federal Communications Commission (FCC). The Company's radio stations reach more than 14 million people weekly in the top twenty United States advertising markets. Markets, frequencies and other station details are set forth in the following tables:

TELEVISION STATIONS

                                     EXPIRATION   TELEVISION
                                     DATE OF FCC    MARKET
STATION AND MARKET          CHANNEL AUTHORIZATION RANKING (1)
------------------          ------- ------------- -----------
WABC-TV (New York, NY)         7    Jun. 1, 1999        1
KABC-TV (Los Angeles, CA)      7    Dec. 1, 1998        2
WLS-TV (Chicago, IL)           7    Dec. 2, 2005        3
WPVI-TV (Philadelphia, PA)     6    Aug. 1, 1999        4
KGO-TV (San Francisco, CA)     7    Dec. 1, 1998        5
KTRK-TV (Houston, TX)         13    Aug. 1, 2006       11

                                                    EXPIRATION   TELEVISION
                                                    DATE OF FCC    MARKET
STATION AND MARKET                      CHANNEL    AUTHORIZATION RANKING (1)
------------------                      -------    ------------- -----------
WTVD (Raleigh-Durham, NC)                  11      Dec. 1, 2004       29
KFSN-TV (Fresno, CA)                       30      Dec. 1, 1998       55
WJRT-TV (Flint, MI)                        12      Oct. 1, 2005       63
WTVG (Toledo, OH)                          13      Oct. 1, 2005       66

RADIO STATIONS

                                       FREQUENCY    EXPIRATION      RADIO
                                      AM-KILOHERTZ  DATE OF FCC    MARKET
STATION AND MARKET                    FM-MEGAHERTZ AUTHORIZATION RANKING (2)
------------------                    ------------ ------------- -----------
WABC (New York, NY)                      770 K     June 1, 2006        1
KABC (Los Angeles, CA)                   790 K     Dec. 1, 2005        2
KDIS (Los Angeles, CA)                   710 K     Dec. 1, 2005        2
WLS (Chicago, IL)                        890 K     Dec. 1, 2004        3
KGO (San Francisco, CA)                  810 K     Dec. 1, 2005        4
KSFO (San Francisco, CA)                 560 K     Dec. 1, 2005        4
KMKY (San Francisco, CA)                1310 K     Dec. 1, 2005        4
WBAP (Dallas-Fort Worth, TX)             820 K     Aug. 1, 2005        6
WJR (Detroit-MI)                         760 K     Oct. 1, 2004        7
WMAL (Washington, DC)                    630 K     Oct. 1, 2003        8
WDWD (Atlanta, GA)                       590 K     Apr. 1, 2004       12
KKDZ (Seattle, WA)                      1250 K     Feb. 1, 2006       13
KDIZ (Minneapolis, MN)                  1440 K     Apr. 1, 2005       14
WIBV (St. Louis, MO)                    1260 K     Dec. 1, 2004       18
WMIH (Cleveland, OH)                    1260 K     Oct. 1, 2004       23
WPLJ (FM) (New York, NY)                 95.5 M    June 6, 2006        1
KLOS (FM) (Los Angeles, CA)              95.5 M         (3)
WXCD (FM) (Chicago, IL)                  94.7 M    Dec. 1, 2004        3
KSCS (FM) (Dallas-Fort Worth, TX)        96.3 M    Aug. 1, 2005        6
WPLT (FM) (Detroit, MI)                  96.3 M    Oct. 1, 2004        7
WDRQ (FM) (Detroit, MI)                  93.1 M    Oct. 1, 2001        7
WRQX (FM) (Washington, DC)              107.3 M    Oct. 1, 2003        8
WJZW (FM) (Washington, DC)              105.9 M    Oct. 1, 2001        8
WKHX (FM) (Atlanta, GA)                 101.5 M    Apr. 1, 2004       12
WYAY (FM) (Atlanta, GA)                 106.7 M    Apr. 1, 2004       12
KQRS (FM) (Minneapolis-St.Paul, MN)      92.5 M    Apr. 1, 2005       14
KXXR (FM) (Minneapolis-St.Paul, MN)      93.7 M    Apr. 1, 2005       14
KZNR (FM) (Minneapolis-St.Paul, MN))    105.1 M    Apr. 1, 2005       14
KZNT (FM) (Minneapolis-St.Paul, MN)     105.3 M    Apr. 1, 2005       14
KZNZ (FM) (Minneapolis-St.Paul, MN)     105.7 M    Apr. 1, 2005       14

--------
(1) Based on Nielsen U.S. Television Household Estimates, September 1998
(2) Based on 1998 Arbitron Radio Market Rank
(3) Renewal application pending

CABLE AND INTERNATIONAL BROADCAST OPERATIONS
  The Company's cable and international broadcast operations are principally involved in the production and distribution of cable television programming, the licensing of programming to domestic and international markets and investing in foreign television broadcasting, production and distribution entities. The Company owns the Disney Channel, Toon Disney, 80% of ESPN, Inc., 37.5% of the A&E Television Networks, 50% of Lifetime Entertainment Services, 39.6% of E! Entertainment Television and has various other international investments. During the first quarter of 1998, the Company acquired the Classic Sports Network.

  The Disney Channel, which has approximately 43 million domestic subscribers, is a cable and satellite television service. New shows developed for original use by the Disney Channel include dramatic, adventure, comedy and educational series, as well as documentaries and first-run television movies. In addition, entertainment specials include shows originating from both the Walt Disney World Resort(R) and Disneyland Park(R). The balance of the programming consists of products acquired from third parties and products from the Company's theatrical film and television programming library.

  Toon Disney, a 24-hour cable and satellite channel airing Disney animation, was launched April 18, 1998, the fifteenth anniversary of the Disney Channel. Toon Disney reaches 6 million subscribers.

  The Disney Channel International reaches approximately 9 million subscribers. Programming consists primarily of the Company's theatrical film and television programming library, as well as products acquired from third parties and locally produced programming. The Disney Channels in Taiwan and the U.K. premiered in 1995, followed by the launch of the Disney Channels in Australia and Malaysia in 1996, the Disney Channels France and Middle East in 1997, the Disney Channel Spain in April 1998, and the Disney Channel Italy in October 1998. Planned launches include Disney Channels in Germany and Brazil in October 1999 and the Disney Channel Latin America in January 2000. The Company continues to explore the development of the Disney Channel in other countries around the world.

  ESPN, Inc. operates ESPN, a cable and satellite sports programming service reaching 75 million households, ESPN2, which reaches 61 million domestic subscribers, Classic Sports Network, which reaches more than 15 million homes and ESPNEWS, a 24-hour sports news service that reaches approximately 10 million subscribers nationwide. ESPN, Inc., owns or has equity interests in 20 international networks, reaching more than 152 million households outside the U.S. in more than 180 countries and territories. ESPN, Inc., owns 33% of Eurosport, a pan-European cable and direct-to-home sports programming service, and 50% of ESPN Brazil. ESPN, Inc. owns a 50% interest in the ESPN STAR joint venture, which delivers sports programming throughout most of Asia, and 32% of the NetStar, which owns The Sports Network (TSN) and Les Reseau des Sports, among other media properties in Canada. ESPN, Inc. also holds a 20% interest in Sports-i ESPN in Japan, the country's only cable and direct-to-home all-sports network.

  The A&E Television Networks are cable programming services devoted to cultural and entertainment programming. The A&E cable service reaches 78 million subscribers. The History Channel, which is owned by A&E, reaches 51 million subscribers.

  Lifetime Entertainment Services owns Lifetime Television, which reaches 73 million cable subscribers and is devoted to women's lifestyle programming. During 1998, Lifetime launched the Lifetime Movie Network, a 24-hour digital channel.

  E! Entertainment Television is a cable programming service which reaches 51 million cable subscribers and is devoted to the world of entertainment. E! Entertainment Television also launched Style in October 1998. Style is a 24-hour network devoted to style, fashion and design (available to both analog and digital systems).

  The Company's share of the financial results of the cable and international broadcast services, other than the Disney Channel and ESPN, Inc., is reported under the heading "Corporate activities and other" in the Company's Consolidated Statements of Income.

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

  There has been a continuing decline in viewership at all major broadcast networks, including ABC, reflecting the growth in the cable industry's share of viewers, which has resulted in increased competitive pressures for advertising revenues. In addition, sports and other programming costs have increased due to increased competition.

FEDERAL REGULATION
  Television and radio broadcasting are subject to the jurisdiction of the Federal Communications Commission ("FCC") under the Communications Act of 1934, as amended (the "Communications Act"). The Communications Act empowers the FCC, among other things, to issue, revoke or modify broadcasting licenses, determine the location of stations, regulate the equipment used by stations, adopt such regulations as may be necessary to carry out the provisions of the Communications Act and impose certain penalties for violation of its regulations.

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

RENEWALS
  Broadcasting licenses are granted for a maximum period of eight years, and are renewable upon application therefor if the Commission finds that the public interest would be served thereby. During certain periods when a renewal application is pending, other parties may file petitions to deny the application for renewal of a license. A renewal application is now pending for KLOS (FM), in Los Angeles. All of the Company's other owned stations have been granted license renewals by the FCC for maximum terms.

                            THEME PARKS AND RESORTS

  The Company operates the Walt Disney World Resort in Florida and the Disneyland Park and two hotels in California. The Company also earns royalties on revenues generated by the Tokyo Disneyland theme park and has an ownership interest in Disneyland Paris.

WALT DISNEY WORLD RESORT
  The Walt Disney World Resort is located on approximately 30,500 acres of land owned by Company subsidiaries 15 miles southwest of Orlando, Florida. The resort includes four theme parks (the Magic Kingdom, Epcot, Disney-MGM Studios, and Disney's Animal Kingdom), hotels and villas, a retail, dining and entertainment complex, a sports complex, conference centers, campgrounds, golf courses, water parks and other recreational facilities designed to attract visitors for an extended stay. In addition, the resort operates Disney Cruise Line from Port Canaveral, Florida.

  The Company markets the entire Walt Disney World destination resort through a variety of national, international and local advertising and promotional activities. A number of attractions in each of the theme parks are sponsored by corporate participants through long-term participation agreements.

  MAGIC KINGDOM - The Magic Kingdom, which opened in 1971, consists of seven principal areas: Main Street U.S.A., Liberty Square, Frontierland, Tomorrowland, Fantasyland, Adventureland and Mickey's Toontown Fair. These areas feature themed rides and attractions, restaurants, refreshment areas and merchandise shops.

  EPCOT - Epcot, which opened in 1982, consists of two major themed areas:
Future World and World Showcase. Future World dramatizes certain historical developments and addresses the challenges facing the world today through major pavilions devoted to high-tech products of the future ("Innoventions"), communication and technological exhibitions ("Spaceship Earth"), and energy, transportation, imagination, life and health, the land and seas. World Showcase presents a community of nations focusing on the culture, traditions and accomplishments of people around the world. World Showcase includes as a central showpiece the American Adventure, which highlights the history of the American people. Other nations represented are Canada, China, France, Germany, Italy, Japan, Mexico, Morocco, Norway and the United Kingdom. Both areas feature themed rides and attractions, restaurants and merchandise shops.

  DISNEY-MGM STUDIOS - The Disney-MGM Studios, which opened in 1989, consists of a theme park, an animation studio and a film and television production facility. The park centers around Hollywood as it was during the 1930's and 1940's and features Disney animators at work and a backstage tour of the film and television production facilities in addition to themed food service and merchandise facilities and other attractions. The production facility consists of three sound stages, merchandise shops and a back lot area and currently hosts both feature film and television productions. In late 1998, Disney-MGM Studios began featuring Fantasmic!, a night-time entertainment production spectacular.

  DISNEY'S ANIMAL KINGDOM - Disney's Animal Kingdom, which opened in April 1998, consists of a 145-foot Tree of Life as the centerpiece surrounded by four themed areas: Dinoland U.S.A., Africa, Conservation Station and Camp Minnie-Mickey. Each themed area contains adventure attractions, entertainment shows, restaurants and merchandise shops. The park features more than 200 species of animals and 4,000 varieties of trees and plants on more than 500 acres of land. An additional themed area, Asia, is scheduled to open during 1999. Among its attractions will be a river raft thrill ride and viewings of tigers and various other animals.

  RESORT FACILITIES - As of September 30, 1998, the Company owned and operated 13 resort hotels and a complex of villas and suites at the Walt Disney World Resort, with a total of approximately

16,700 rooms and 318,000 square feet of conference meeting space. Currently under development is phase three of Disney's All-Star Resorts, Disney's All-Star Movies Resort. This resort will provide an additional 1,920 rooms and is expected to be completed in early 1999. In addition, Disney's Fort Wilderness camping and recreational area offers approximately 1,200 campsites and wilderness homes. The resort also offers professional development and personal enrichment programs at The Disney Institute.

  Recreational amenities and activities available at the resort include five championship golf courses, miniature golf courses, full-service spas, an animal sanctuary, tennis, sailing, water skiing, swimming, horseback riding and a number of other noncompetitive sports and leisure time activities. The resort also operates three water parks: Blizzard Beach, River Country and Typhoon Lagoon.

  The Company has also developed a 120-acre retail, dining and entertainment complex known as Downtown Disney, which consists of the Downtown Disney Marketplace, Pleasure Island and Downtown Disney West Side. In addition to more than 20 specialty retail shops and restaurants, the Downtown Disney Marketplace is home to the 50,000-square-foot World of Disney, the largest Disney retail outlet. Pleasure Island, an entertainment center adjacent to the Downtown Disney Marketplace, includes restaurants, night clubs and shopping facilities. Downtown Disney West Side is situated on 66 acres on the west side of Pleasure Island and includes a DisneyQuest facility and several third-party retail, dining and entertainment operations.

  Disney's Wide World of Sports, which opened in 1997, is a 200-acre sports complex providing professional caliber training and competition, festival and tournament events and interactive sports activities. The complex's venues accommodate more than 30 different sporting events, including baseball, tennis, basketball, softball, track and field, football and soccer. Its 9,000-seat stadium is the spring training site for the Atlanta Braves. The tennis venue is the home of the U.S. Men's Clay Court championships and the sports fields are home of the NFL Quarterback Challenge. In addition, the Harlem Globetrotters use the facility for their official training site and holiday season games. The Amateur Athletic Union hosts more than 30 championship events per year at the facility.

  Under continued phased-in development are Celebration, a 4,900-acre town, and Disney Cruise Line, a cruise vacation line that includes an 85,000 ton-ship, the Disney Magic, which sailed its maiden voyage in July 1998. A second ship, the Disney Wonder, is expected to launch in the second half of 1999. Both ships cater to children, families and adults with distinctly themed areas for each group. Additionally, each ship features 875 staterooms, 73% of which are outside staterooms providing guests with ocean views. The staterooms generally offer 25% more living space than the current cruise line industry average. Each cruise vacation includes a visit to Disney's Castaway Cay, a 1,000-acre private Bahamian island in the Abacos. The Company packages cruise vacations with visits to the Walt Disney World Resort and also offers cruise-only options.

  At the Downtown Disney Marketplace Hotel Plaza, seven independently operated hotels are situated on property leased from the Company. These hotels have a capacity of approximately 3,700 rooms. Additionally, two hotels--The Walt Disney World Swan and the Walt Disney World Dolphin, with an aggregate capacity of approximately 2,300 rooms--are independently operated on property leased from the Company near Epcot.

  The Disney Vacation Club offers ownership interests in several resort facilities, including the 497-unit Disney Old Key West Resort and 383 villas at Disney's BoardWalk Resort at the Walt Disney World Resort, a 175-unit resort in Vero Beach, Florida, and a 102-unit resort on Hilton Head Island, South Carolina. A 34-unit expansion at Disney's Old Key West is scheduled to open in 2000 and a 134-unit expansion adjacent to Disney's Wilderness Lodge is scheduled for opening in 2001. Available units at each facility are intended to be sold under a vacation ownership plan and operated partially as rental property until sold.

DISNEYLAND RESORT
  The Company owns 330 acres and has under long-term lease an additional 39 acres of land in Anaheim, California. Disneyland, which opened in 1955, consists of eight principal areas: Toontown, Fantasyland, Adventureland, Frontierland, Tomorrowland, New Orleans Square, Main Street and Critter Country. These areas feature themed rides and attractions, restaurants, refreshment stands and merchandise shops. A number of the Disneyland attractions are sponsored by corporate participants. The Company markets Disneyland through international, national and local advertising and promotional activities. The Company also owns and operates the 1,100-room Disneyland Hotel and the 500-room Disneyland Pacific Hotel near Disneyland.

  The Company completed a substantial renovation of Tomorrowland, including new rides and attractions, in the third quarter of 1998.

  The Company has begun construction on a new theme park, Disney's California Adventure, projected to open in 2001. The new theme park will be constructed on property adjacent to Disneyland. Disney's California Adventure will celebrate the many attributes of the state of California and will feature Disneyland Center, a themed complex of shopping, dining and entertainment venues; the Grand Californian, a deluxe 750-room hotel located inside the park; and an assortment of California-themed areas with associated rides and attractions.

DISNEY REGIONAL ENTERTAINMENT
  Through the Disney Regional Entertainment group, the Company is developing a variety of new entertainment concepts to be located in metropolitan and suburban locations in the United States and around the world. These businesses include sports concepts, interactive entertainment venues, family play centers and other operations that are based on Disney brands and creative properties.

  In January 1998, Disney Regional Entertainment opened its second Club Disney in California. Club Disney is a community play center designed to entertain and enrich young families with imaginative play. Club Disney offers a variety of unique activities, as well as a cafe, exclusive retail merchandise, themed birthday parties and educational field trips. Club Disney is now operating in Thousand Oaks and West Covina, California and will open this winter in Chandler and Glendale, Arizona, both outside Phoenix, and in Lone Tree, Colorado, outside Denver. Additional Club Disney openings are planned in various suburban markets.

  In 1998 the Company launched its first ESPN Zone in Baltimore's Inner Harbor. The ESPN Zone is a 35,000 square-foot sports-themed dining and entertainment experience featuring three integrated components: The Studio Grill, offering dining in an ESPN studio environment; the Screening Room, offering fans any game on the air in the ultimate sports viewing environment; and the Sports Arena, challenging fans with a variety of interactive and competitive attractions. ESPN Zone is scheduled to open in Chicago's River North District and New York's Times Square in the summer of 1999.

  In the summer of 1998, the first DisneyQuest opened in Downtown Disney at the Walt Disney World Resort. DisneyQuest is a five story, 100,000 square-foot facility, where guests of all ages are launched into a wide range of virtual, interactive adventures. DisneyQuest is scheduled to open in the summer of 1999 in Chicago and in Philadelphia in 2000.

TOKYO DISNEY RESORT
  The Company earns royalties on revenues generated by the Tokyo Disneyland theme park, which is owned and operated by Oriental Land Co., Ltd. ("OLC"), an unrelated Japanese corporation. The park, which opened in 1983, is similar in size and concept to Disneyland and is located approximately six miles from downtown Tokyo, Japan.

  In the fourth quarter of 1998, OLC commenced construction of a second theme park designed by Walt Disney Imagineering, which will be called Tokyo DisneySea. Tokyo DisneySea is scheduled to open in fall 2001, together with a 500-room Disney-branded hotel and monorail system.

  OLC is also developing a retail, dining and entertainment complex adjacent to Tokyo Disneyland in what is known as the Maihama Station Area, which will include a second 500-room Disney-branded hotel owned and operated by OLC under license from a Company subsidiary.

  Construction costs on the development projects are being borne by OLC, which is also reimbursing the Company for its design, technical and operational assistance costs. Under the Company's agreements with OLC, the Company will be entitled to royalties from Tokyo DisneySea and the new hotels.

DISNEYLAND PARIS
  Disneyland Paris is located on a 4,800-acre site at Marne-la-Vallee, approximately 20 miles east of Paris, France. The theme park, which opened in 1992, features 42 attractions in its five themed lands. Seven themed hotels, with a total of approximately 5,800 rooms, are part of the resort complex, together with an entertainment center offering a variety of retail, dining and show facilities. The project was developed pursuant to a 1987 master agreement with French governmental authorities by Euro Disney S.C.A., a publicly-held French company in which the Company currently holds a 39% equity interest and which is managed by a subsidiary of the Company. The financial results of the Company's investment in Euro Disney are reported under the heading "Corporate activities and other" in the Company's Consolidated Statements of Income.

  Development of the site continues with the Val d'Europe project at the gates of Disneyland Paris. Construction of an international shopping mall and the associated road infrastructure is now underway, with an opening date expected in the second half of the year 2000.

WALT DISNEY IMAGINEERING
  Walt Disney Imagineering provides master planning, real estate development, attraction and show design, engineering support, production support, project management and other development services, including research and development for the Company's operations.

ANAHEIM SPORTS, INC.
  Anaheim Sports, Inc. a subsidiary of the Company, owns and operates a National Hockey League franchise, the Mighty Ducks of Anaheim. In addition, a Company subsidiary is the managing general partner of Anaheim Angels, L.P., the holder of the Anaheim Angels Major League Baseball franchise. The Company owns a 25% general partnership interest in Anaheim Angels L.P., with an option to purchase the entire partnership interest on or before March 31, 1999.

COMPETITIVE POSITION
  All of the theme parks and most of the associated resort facilities are operated on a year-round basis. Historically, the theme parks and resort business experiences fluctuations in park attendance and resort occupancy resulting from the nature of vacation travel. Peak attendance and resort occupancy generally occur during the summer months when school vacations occur and during early-winter and spring holiday periods.

  The Company's theme parks and resorts compete with all other forms of entertainment, lodging, tourism and recreational activities. The profitability of the leisure-time industry is influenced by various factors that are not directly controllable, such as economic conditions including business cycle and exchange rate fluctuations, amount of available leisure time, oil and transportation prices and weather patterns.

ITEM 2. PROPERTIES

  The Walt Disney World Resort, Disneyland Park and other properties of the Company and its subsidiaries are described in Item 1 under the caption Theme Parks and Resorts. Film library properties are described in Item 1 under the caption Creative Content. Radio and television stations owned by the Company are described under the caption Broadcasting.

  A subsidiary of the Company owns approximately 51 acres of land in Burbank, California on which the Company's studios and executive offices are located. The studio facilities are used for the production of both live-action and animated motion pictures and television products. In addition, Company subsidiaries lease office and warehouse space for certain studio and corporate activities. Other owned properties include a 400,000 square-foot office building in Burbank, California, which is used for the Company's operations.

  A subsidiary of the Company owns approximately 1.8 million square feet of office and warehouse buildings on approximately 96 acres in Glendale, California. The buildings are used for the Company's operations and also contain space leased to third parties.

  The Company's broadcasting segment corporate offices are located in a building owned by a subsidiary of the Company in New York City. A Company subsidiary also owns the ABC Television Center adjacent to the corporate offices and ABC Radio Networks' studios, also in New York City.

  Subsidiaries of the Company own the ABC Television Center and lease the ABC Television Network offices in Los Angeles, the ABC News Bureau facility in Washington, DC and a computer facility in Hackensack, New Jersey, under leases expiring on various dates through 2034. The Company's 80%-owned subsidiary, ESPN, Inc., owns ESPN Plaza in Bristol, Connecticut, from which it conducts its technical operations. The Company owns the majority of its other broadcast studios and offices and broadcast transmitter sites elsewhere, and those which it does not own are occupied under leases expiring on various dates through 2039.

  A U.K. subsidiary of the Company owns buildings on a four-acre parcel under long-term lease in London, England. The mixed-use development consists of 140,000 square feet of office space occupied by subsidiary operations, a 27,000 square-foot building leased to a third party and 65,000 square feet of retail space. A second phase of this development, completed in 1998, includes a 142,000 square-foot office building occupied by Company subsidiaries in 1999. Company subsidiaries also lease office space in other parts of Europe and in Asia and Latin America.

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

  In re The Walt Disney Company Derivative Litigation. On October 8, 1998, the Delaware Court of Chancery dismissed an amended and consolidated complaint filed on May 28, 1997 that named each of the Company's directors as of December 1996 as defendants. The amended complaint, filed by William and Geraldine Brehm and thirteen other individuals, had sought, among other things, a declaratory judgment that the Company's 1995 employment agreement with its former president, Michael S. Ovitz, was void, or alternatively that Mr. Ovitz's termination should be deemed a termination "for cause" and any severance payments to him forfeited. The complaint also sought compensatory or rescissory damages and injunctive and other equitable relief from the named defendants, as well as class-action status to pursue a claim for damages and invalidation of the 1997 election of directors. In its ruling on October 8, 1998, the Delaware court dismissed all counts of the amended complaint.

  On November 4, 1998, plaintiffs filed a notice of appeal from the court's decision.

  Similar or identical claims have also been filed by the same plaintiffs (other than William and Geraldine Brehm) in the Superior Court of the State of California, Los Angeles County, beginning with a claim filed by Richard and David Kaplan on January 3, 1997. On May 18, 1998, an additional claim was filed in the same California court by Dorothy L. Greenfield. All of the California claims have been consolidated and stayed pending final resolution of the Delaware proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE COMPANY
  The executive officers of the Company are elected each year at the organizational meeting of the Board of Directors which follows the annual meeting of the stockholders and at other meetings as appropriate. Each of the executive officers has been employed by the Company in the position or positions indicated in the list and pertinent notes below. Messrs. Eisner, Disney and Litvack have been employed by the Company as executive officers for more than five years.

  At September 30, 1998, the executive officers were as follows:

                                                                     Executive
                                                                      Officer
        Name        Age                    Title                       Since
 ------------------ --- ------------------------------------------   ---------
 Michael D. Eisner  56  Chairman of the Board and Chief Executive      1984
                         Officer
 Roy E. Disney      68  Vice Chairman of the Board                     1984
 Sanford M. Litvack 62  Senior Executive Vice President and Chief      1991
                         of Corporate Operations
 Louis M. Meisinger 56  Executive Vice President and General           1998
                         Counsel /1/
 Peter E. Murphy    35  Executive Vice President and Chief             1998
                         Strategic
                          Officer /2/
 John F. Cooke      56  Executive Vice President-Corporate Affairs     1995
                         /3/
 Thomas O. Staggs   37  Executive Vice President and Chief             1998
                         Financial
                         Officer /4/

--------
/1/ Mr. Meisinger, was named Executive Vice President and General Counsel of the Company on July 6, 1998. Prior to joining the Company, he was a senior partner with the law firm of Troop, Meisinger, Steuber & Pasich in Los Angeles, California, a firm he co-founded in 1975. Mr. Meisinger specialized in the litigation of complex entertainment, commercial and securities matters.
/2/ Mr. Murphy joined the Company's strategic planning operation in 1988 and was named Senior Vice President-Strategic Planning and Development of the Company in July 1995. From August 1997 to May 1998 he served as Chief Financial Officer of ABC, Inc. He assumed his present position in May 1998.
/3/ Mr. Cooke served as President of the Disney Channel from 1985 until assuming his present position in February 1995.
/4/ Mr. Staggs joined the Company's strategic planning operation in 1990 and was named Senior Vice President-Strategic Planning and Development of the Company in July 1995, serving in that capacity until assuming his present position in May 1998.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

  The Company's common stock is listed on the New York and Pacific stock exchanges (NYSE symbol DIS). The following sets forth the high and low composite closing sale prices for the fiscal periods indicated, adjusted to reflect the three-for-one split of the Company's common shares effective June 1998.

                                                                 Sales Price
                                                             -------------------
                                                               High       Low
                                                             --------- ---------
        1998
       4th Quarter.......................................... $39 7/8   $24 7/16
       3rd Quarter..........................................  42 3/8    35 1/64
       2nd Quarter..........................................  38 19/64  31 31/64
       1st Quarter..........................................  33        25 59/64
        1997
       4th Quarter.......................................... $26 63/64 $25 1/16
       3rd Quarter..........................................  28 11/64  23 45/64
       2nd Quarter..........................................  26 3/64   22 29/64
       1st Quarter..........................................  25 21/64  20 53/64

  The Company declared a first quarter dividend of $0.0442 per share and three subsequent quarterly dividends of $.0525 per share in 1998, and in 1997, declared a first quarter dividend of $.0367 per share and three subsequent quarterly dividends of $0.0442 per share.

  As of September 30, 1998, the approximate number of record holders of the Company's common stock was 658,000.

ITEM 6. SELECTED FINANCIAL DATA

(In millions, except per share data)

                              1998    1997(2)  1996(3)   1995     1994
                             -------  -------  -------  -------  -------
Statements of income
 Revenues                    $22,976  $22,473  $18,739  $12,151  $10,090
 Operating income              4,015    4,447    3,033    2,466    1,972
 Net income                    1,850    1,966    1,214    1,380    1,110
Per share (1)
 Earnings
  Diluted                       0.89     0.95     0.65     0.87     0.68
  Basic                         0.91     0.97     0.66     0.88     0.69
 Dividends                      0.20     0.17     0.14     0.12     0.10
Balance sheets
 Total assets                $41,378  $38,497  $37,341  $14,995  $13,110
 Borrowings                   11,685   11,068   12,342    2,984    2,937
 Stockholders' equity         19,388   17,285   16,086    6,651    5,508
Statements of cash flows
 Cash provided by operations $ 5,115  $ 5,099  $ 3,707  $ 3,510  $ 2,808
 Investing activities         (5,665)  (3,936) (12,546)  (2,288)  (2,887)
 Financing activities            360   (1,124)   8,040     (332)     (97)

--------
(1) The earnings and dividends per share have been adjusted to give effect to the three-for-one split of the Company's common shares effective June 1998. See Note 8 to the Consolidated Financial Statements.
(2) 1997 results include a $135 million gain from the sale of KCAL-TV. The diluted earnings per share impact of the gain was $0.04. See Note 2 to the Consolidated Financial Statements.
(3) 1996 results include a $300 million non-cash charge pertaining to the implementation of SFAS 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and a $225 million charge for costs related to the acquisition of ABC. The earnings per share impacts of these charges were $0.10 and $0.07, respectively. See Notes 2 and 11 to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  The Company acquired the operations of ABC, Inc. ("ABC") on February 9, 1996. During 1997, the Company sold KCAL, a Los Angeles television station, completed its final ABC purchase price allocation and determination of the related intangible assets and disposed of certain ABC publishing assets. To enhance comparability, certain information for 1997 and 1996 is presented on a "pro forma" basis, which assumes that these events occurred at the beginning of 1996. The pro forma results are not necessarily indicative of the combined results that would have occurred had these events actually occurred at the beginning of 1996.

                             CONSOLIDATED RESULTS
                     (in millions, except per share data)

                                                                 PRO FORMA
                                         AS REPORTED            (unaudited)
                                   -------------------------  ----------------
                                    1998     1997     1996     1997     1996
                                   -------  -------  -------  -------  -------
Revenues:
 Creative Content                  $10,302  $10,937  $10,159  $10,098  $ 9,564
 Broadcasting                        7,142    6,522    4,078    6,501    6,009
 Theme Parks and Resorts             5,532    5,014    4,502    5,014    4,502
                                   -------  -------  -------  -------  -------
 Total                             $22,976  $22,473  $18,739  $21,613  $20,075
                                   =======  =======  =======  =======  =======
Operating income: (1)
 Creative Content                  $ 1,403  $ 1,882  $ 1,561  $ 1,693  $ 1,435
 Broadcasting                        1,325    1,294      782    1,285    1,084
 Theme Parks and Resorts             1,287    1,136      990    1,136      990
 Gain on sale of KCAL                  --       135      --       --       --
 Accounting change                     --       --      (300)     --      (300)
                                   -------  -------  -------  -------  -------
 Total                               4,015    4,447    3,033    4,114    3,209
Corporate activities and other        (236)    (367)    (309)    (367)    (249)
Net interest expense                  (622)    (693)    (438)    (693)    (698)
Acquisition-related costs              --       --      (225)     --       --
                                   -------  -------  -------  -------  -------
Income before income taxes           3,157    3,387    2,061    3,054    2,262
Income taxes                        (1,307)  (1,421)    (847)  (1,282)    (988)
                                   -------  -------  -------  -------  -------
Net income                         $ 1,850  $ 1,966  $ 1,214  $ 1,772  $ 1,274
                                   =======  =======  =======  =======  =======
Earnings per share: (3)
 Diluted                           $  0.89  $  0.95  $  0.65  $  0.86  $  0.62
                                   =======  =======  =======  =======  =======
 Basic                             $  0.91  $  0.97  $  0.66  $  0.88  $  0.63
                                   =======  =======  =======  =======  =======
Net income excluding non-
 recurring items (2)               $ 1,850  $ 1,886  $ 1,534  $ 1,772  $ 1,457
                                   =======  =======  =======  =======  =======
Earnings per share excluding non-
 recurring items: (2) (3)
 Diluted                           $  0.89  $  0.92  $  0.83  $  0.86  $  0.70
                                   =======  =======  =======  =======  =======
 Basic                             $  0.91  $  0.93  $  0.84  $  0.88  $  0.72
                                   =======  =======  =======  =======  =======
Amortization of intangible assets
 included in operating income      $   431  $   439  $   301  $   413  $   413
                                   =======  =======  =======  =======  =======
Average number of common and
 common equivalent shares
 outstanding: (3)
 Diluted                             2,079    2,060    1,857    2,060    2,067
                                   =======  =======  =======  =======  =======
 Basic                               2,037    2,021    1,827    2,021    2,037
                                   =======  =======  =======  =======  =======
--------
(1) Includes depreciation and amortization (excluding film costs) of:

  Creative Content...............  $   219  $   222  $   186  $   187  $   145
  Broadcasting...................      543      508      382      521      521
  Theme Parks and Resorts........      444      408      358      408      358
                                   -------  -------  -------  -------  -------
                                   $ 1,206  $ 1,138  $   926  $ 1,116  $ 1,024
                                   =======  =======  =======  =======  =======

(2) The 1997 results include a $135 million gain from the sale of KCAL. See
    Note 2 to the Consolidated Financial Statements. The 1996 results include two non-recurring charges. The Company adopted Statement of Financial Accounting Standards No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which resulted in the Company recognizing a $300 million non-cash charge. In addition, the Company recognized a $225 million charge for costs related to the acquisition of ABC. See Notes 2 and 11 to the Consolidated Financial Statements.

(3) Earnings per share and average shares outstanding have been adjusted to give effect to the three-for-one split of the Company's common shares in June 1998.

  The following discussion of 1998 versus 1997 and 1997 versus 1996 performance includes comparisons to pro forma results for 1997 and 1996. The Company believes pro forma results represent a meaningful comparative standard for assessing net income, changes in net income and earnings trends because the pro forma results include comparable operations in each year presented. The discussion of the Theme Parks and Resorts segment does not include pro forma comparisons, since the pro forma adjustments did not impact this segment.

CONSOLIDATED RESULTS

1998 VS. 1997
  Compared to 1997 pro forma results, revenues increased 6% to $23 billion, driven by growth in all business segments. Net income and diluted earnings per share increased 4% and 3% to $1.9 billion and $.89, respectively. These results were driven by a reduction in net expense associated with corporate activities and other and lower net interest expense, partially offset by decreased operating income. The reduction in net expense associated with corporate activities and other was driven by improved results from the Company's equity investments, including A&E Television and Lifetime Television, and a gain on the sale of the Company's interest in Scandinavian Broadcasting System. Decreased net interest expense reflected lower average debt balances during the year. Lower operating income was driven by a decline in Creative Content results, partially offset by improvements from Theme Parks and Resorts and Broadcasting.

  As reported revenues increased 2% and net income and diluted earnings per share decreased by 6%. The as reported results reflect the items described above as well as the impact of the disposition of certain ABC publishing assets and the sale of KCAL in 1997.

  In April 1997, the Company purchased a significant equity stake in Starwave Corporation ("Starwave"), an internet technology company. In connection with the acquisition, the Company was granted an option to purchase substantially all the remaining shares of Starwave. The Company exercised the option during the third quarter of 1998. Accordingly, the accounts of Starwave have been included in the Company's September 30, 1998 consolidated financial statements. On June 18, 1998, the Company reached an agreement for the acquisition of Starwave by Infoseek Corporation ("Infoseek"), a publicly-held internet search company, pursuant to a merger. On November 18, 1998, the shareholders of both Infoseek and Starwave approved the merger. As a result of the merger and the Company's purchase of additional shares of Infoseek common stock pursuant to the merger agreement, the Company owns approximately 43% of Infoseek's outstanding common stock. In addition, pursuant to the merger agreement, the Company purchased warrants enabling it, under certain circumstances, to achieve a majority stake in Infoseek. These warrants vest over a three-year period and expire in five years. Effective as of the November 18, 1998 closing date of the transaction, the Company will record a significant non-cash gain, a write-off for purchased in-process research and development costs and an increase in investments, reflecting the Company's share of the fair value of Infoseek's intangible assets. The Company is currently performing the necessary valuations to determine the gain, the research and development write-off and the amount of and amortization period for the intangible assets. Thereafter, the Company will account for its investment in Infoseek under the equity method. The merger is not expected to have a material effect on the Company's financial position.

1997 VS. 1996
  Compared to 1996 pro forma results, pro forma revenues increased 8% to $21.6 billion, reflecting growth in all business segments. Pro forma net income and diluted earnings per share, excluding non-recurring items, increased 22% and 23% to $1.8 billion and $.86, respectively. These results were driven by increased operating income across all business segments, partially offset by an increase in corporate activities and other driven by certain non-recurring items in both years. 1997 reflects settlements with former senior executives and 1996 reflects certain gains at ABC, primarily related to the sale of an investment in a cellular communications company.

  As reported revenues increased 20%, reflecting increases in all business segments and the impact of the acquisition of ABC. Net income, excluding the non-recurring items discussed above, increased 23%, driven by increased operating income for each business segment. Diluted earnings per share, excluding the non-recurring items, increased 11%, reflecting net income growth, partially offset by the impact of additional shares issued in connection with the acquisition. Results for 1997 included a full period of ABC's operations.

BUSINESS SEGMENT RESULTS

CREATIVE CONTENT

1998 VS. 1997
  Revenues increased 2% or $204 million to $10.3 billion compared with pro forma 1997, driven by growth of $204 million in television distribution, $136 million in the Disney Stores, $54 million in domestic publishing and $51 million in domestic character merchandise licensing. These increases were partially offset by declines in worldwide home video and theatrical motion picture distribution of $330 million. Growth in television distribution revenue was driven by higher volume of television programming and theatrical releases distributed to the worldwide television market. Increased revenues at the Disney Stores reflected an increase in comparable store sales in North America and Europe and continued worldwide expansion, partially offset by a decrease in comparable store sales in Asian markets. The increase in domestic publishing revenues resulted from the success of book titles such as Don't Sweat the Small Stuff and the launch of ESPN The Magazine. Character merchandise licensing growth was driven primarily by the continued strength of Winnie the Pooh in the domestic market, partially offset by declines internationally, primarily due to softness in Asian markets. Lower worldwide home video revenues reflected difficult comparisons to the prior year, which benefited from the strength of Toy Story, The Hunchback of Notre Dame and 101 Dalmatians, compared to the current year release of Lady & the Tramp, Hercules and The Little Mermaid, as well as economic weaknesses in Asian markets. In worldwide theatrical motion picture distribution, while current year revenues reflected successful box-office performances of Armageddon, Disney's highest-grossing live-action film, and Mulan, its most recent animated release, revenues were lower overall due to difficult comparisons to the prior year, which benefited from the strong performances of 101 Dalmatians, Ransom and The English Patient.

  On an as reported basis, revenues decreased $635 million or 6%, reflecting the items described above, as well as the impact of the disposition of certain ABC publishing assets in the prior year.

  Operating income decreased 17% or $290 million to $1.4 billion compared with pro forma 1997 results, reflecting declines in worldwide theatrical motion picture distribution and international home video. These declines were partially offset by growth in television distribution, increases in domestic merchandise licensing, Disney Store growth in North America and Europe and improved results in domestic home video, driven by the success of The Little Mermaid, Lady & the Tramp and Peter Pan. Costs and expenses, which consist primarily of production cost amortization, distribution and selling expenses, product costs, labor and leasehold expenses, increased 6% or $494 million. The increase was driven by increased write-downs related to domestic theatrical live-action releases and an increase in production costs for theatrical and television product, as well as an increase in the number of shows produced for network television and syndication. Production cost increases are reflective of industry trends: as competition for creative talent has increased, costs within the industry have increased at a rate significantly above inflation. Cost and expense increases were also due to increased activity related to internet start-up businesses. In addition, current year costs and expenses reflected charges totaling $64 million related to strategic downsizing in the Company's consumer product business, particularly in response to Asian economic difficulties, and consolidation of certain studio operations in its filmed entertainment business. Increased expenses for the year were partially offset by declines in distribution and selling expenses in the home video and domestic theatrical motion picture distribution markets reflecting lower volume, declines within television distribution due to the termination of a network production joint venture and a decrease in development and other operating expenses at Disney Interactive.

  On an as reported basis, operating income decreased $479 million or 25%, reflecting the items described above, as well as the impact of the disposition of certain ABC publishing assets in the prior year.

1997 VS. 1996
  Pro forma revenues increased 6% or $534 million to $10.1 billion compared with pro forma 1996, driven by growth of $210 million in the Disney Stores, $143 million in character merchandise licensing, $104 million in television distribution and $88 million in home video. Growth at the Disney Stores reflected continued worldwide expansion with 106 new stores opening in 1997. Increases in character merchandise licensing reflected the strength of Winnie the Pooh and Toy Story domestically, and standard characters and 101 Dalmatians worldwide. The increase in television revenues was driven by an increase in the distribution of film and television product in the international television market. Home video results reflected the successful performance of Toy Story, The Hunchback of Notre Dame and 101 Dalmatians worldwide and Bambi and Sleeping Beauty domestically.

  On an as reported basis, revenues increased $778 million or 8%, reflecting the items described above, as well as increased revenues from ABC's publishing assets up to the date of disposition. Additionally, 1997 included a full period of revenues from certain ABC Television production operations.

  Pro forma operating income increased 18% or $258 million to $1.7 billion compared with pro forma 1996, reflecting improved results for theatrical distribution, character merchandise licensing and television distribution, partially offset by a reduction in home video results. Costs and expenses, increased 3% or $276 million, reflecting increased amortization in the home video market and continued expansion of the Disney Stores, offset by a reduction in distribution costs in the domestic theatrical market and the write-off of certain theatrical development projects in the prior year.

  On an as reported basis, operating income increased $321 million or 21%, reflecting the items described above as well as higher operating income from ABC's publishing assets up to the date of disposition.

BROADCASTING

1998 VS. 1997
  Revenues increased 10% or $641 million to $7.1 billion compared with pro forma 1997 results, reflecting a $427 million increase at ESPN and the Disney Channel, a $110 million increase at the television network and an $81 million increase at the television stations. A strong advertising market resulted in increased revenues at ESPN and the television stations and subscriber growth contributed to revenue increases at ESPN and the Disney Channel. Television network growth was driven by higher sports advertising revenues, primarily attributable to the 1998 soccer World Cup.

  On an as reported basis, revenues increased $620 million or 10%, reflecting the items described above, partially offset by the impact of the sale of KCAL in the prior year.

  Operating income increased 3% or $40 million to $1.3 billion compared with pro forma 1997 results reflecting increased revenues at ESPN, the Disney Channel and the television stations, partially offset by lower results at the television network and start-up and operating losses from new business initiatives. Results at the television network reflected the impact of lower ratings and increased costs and expenses. Costs and expenses, which consist primarily of programming rights and amortization, production costs, distribution and selling expenses and labor costs, increased 12% or $601 million, reflecting increased programming and production costs at ESPN, higher program amortization at the television network, reflecting a reduction in benefits from the ABC acquisition, increased costs related to the NFL contract (see discussion below) and start-up and operating costs related to new business initiatives.

  On an as reported basis, operating income increased $31 million or 2%, reflecting the items described above, partially offset by the impact of the sale of KCAL in the prior year.

  The Company has continued to invest in its existing cable television networks and in new cable ventures to diversify and expand the available distribution channels for acquired and Company programming. During 1998, the Company acquired the Classic Sports Network, a cable network devoted to memorable sporting events, invested in a number of international cable ventures and continued its international expansion of the Disney Channel.

  The Company's cable operations continue to provide strong earnings growth. The Company's results for 1998 reflect an increase in pretax income of $148 million or 18% for mature cable properties compared with 1997 results, including the Company's share of earnings from ESPN, the Disney Channel, A&E Television and Lifetime Television. These increases were partially offset by the Company's recognition of its proportionate share of losses associated with start-up cable ventures. Start-up cable ventures are generally operations that are in the process of establishing distribution channels and a subscriber base and that have not reached their full level of normalized operations. These include various domestic and international ESPN and Disney Channel start-up cable ventures. The Company's pretax income reflected an increase of 20% from all cable properties.

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

  During the second quarter of 1998, the Company entered into a new agreement with the National Football League (the "NFL") for the right to broadcast NFL football games on the ABC Television Network and ESPN. The contract provides for total payments of approximately $9 billion over an eight-year period, commencing with the 1998 season. The programming rights fees under the new contract are significantly higher than those required by the previous contract and the fee increases exceed the estimated revenue increases over the contract term. The higher fees under the new contract reflect various factors, including increased competition for sports programming rights and an increase in the number of games to be broadcast by ESPN. The Company is pursuing a variety of strategies, including marketing efforts, to reduce the impact of the higher costs. The contract's impact on the Company's results over the remaining contract term is dependent upon a number of factors, including the strength of advertising markets, effectiveness of marketing efforts and the size of viewer audiences.

  The cost of the NFL contract is charged to expense based on the ratio of each period's gross revenues to estimated total gross revenues. Estimates of total gross revenues can change significantly and accordingly, they are reviewed periodically and amortization is adjusted if necessary. Such adjustments could have a material effect on results of operations in future periods.

1997 VS. 1996
  Pro forma revenues increased 8% or $492 million to $6.5 billion compared with pro forma 1996, driven by increases of $336 million at ESPN and the Disney Channel, and $74 million at the television network. The increases at ESPN and the Disney Channel were due primarily to higher advertising revenues and affiliate fees due primarily to expansion, subscriber growth and improved advertising rates. Growth in revenues at the television network was primarily the result of improved performance of sports, news and latenight programming, partially offset by a decline in primetime ratings.

  On an as reported basis, revenues increased $2.4 billion or 60%, reflecting a full period of ABC's broadcasting operations in 1997.

  Pro forma operating income increased 19% or $201 million to $1.3 billion compared with pro forma 1996, reflecting increases in revenues at ESPN and the Disney Channel, as well as improved results at the television stations, partially offset by decreases at the television network. Results at the television network reflected the impact of lower ratings, partially offset by benefits arising from the period's sporting events, improvements in children's programming, continued strength in the advertising market and decreased program amortization. Costs and expenses increased 6% or $291 million. This increase reflected increased programming rights and production costs, driven by international growth at ESPN and increases at the television network, partially offset by benefits arising from reductions in program amortization and other costs at the television network, primarily attributable to the acquisition.

  On an as reported basis, operating income increased $512 million or 65%, reflecting a full period of ABC's broadcasting operations in 1997.

  The Company's results for 1997 reflect an increase in pretax income of $182 million or 28% for mature cable properties compared with 1996 results. These increases were partially offset by the Company's recognition of its proportionate share of losses associated with start-up cable ventures. Overall, the Company's pretax income increased 29% in 1997 from all cable properties.

THEME PARKS AND RESORTS

1998 VS. 1997
  Revenues increased 10% or $518 million to $5.5 billion, driven by growth at the Walt Disney World Resort, reflecting contributions of $256 million, from increased guest spending and record attendance, growth of $106 million from higher occupied room nights and $76 million from Disney Cruise Line. Higher guest spending reflected strong per capita spending, due in part to new food, beverage and merchandise offerings throughout the resort, and higher average room rates. Increased occupied room nights reflected additional capacity resulting from the opening of Disney's Coronado Springs Resort in August 1997. Record theme park attendance resulted from growth in domestic and international tourist visitation due to the opening of the new theme park, Disney's Animal Kingdom. Disneyland's revenues for the year increased slightly as higher guest spending was largely offset by reduced attendance driven primarily by difficult comparisons to the prior year's Main Street Electrical Parade farewell season and construction of New Tomorrowland in the first half of 1998.

  Operating income increased 13% or $151 million to $1.3 billion, resulting primarily from higher guest spending, increased occupied room nights and record attendance at the Walt Disney World Resort, partially offset by start-up and operating costs associated with Disney's Animal Kingdom and Disney Cruise Line. Costs and expenses, which consist principally of labor, costs of merchandise, food, and beverages sold, depreciation, repairs and maintenance, entertainment and marketing and sales expenses, increased 9% or $367 million. Increased costs and expenses were driven by higher theme park attendance, start-up and operating costs at the new theme park and Disney Cruise Line.

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

  Operating income increased 15% or $146 million to $1.1 billion, resulting primarily from higher guest spending, increased occupied rooms and record theme park attendance at the Walt Disney World Resort. Costs and expenses increased 10% or $366 million. Increased operating costs were associated with growth in theme park attendance and occupied rooms, higher guest spending and increased marketing and sales expenses primarily associated with Walt Disney World Resort's 25th Anniversary celebration. Additional cost increases resulted from theme park and resort expansions including Disney's Animal Kingdom and Disney Cruise Line, which both began operations in 1998.

LIQUIDITY AND CAPITAL RESOURCES

  The Company generates significant cash from operations and has substantial borrowing capacity to meet its operating and discretionary spending requirements. Cash provided by operations was comparable to the prior year, at $5.1 billion.

  In 1998, the Company invested $3.3 billion to develop and produce film and television properties and $2.3 billion to design and develop new theme park attractions, resort properties, real estate developments and other properties. 1997 investments totaled $3.1 billion and $1.9 billion, respectively.

  The $246 million increase in investment in film and television properties was primarily driven by higher live-action and animation spending. Live-action production spending was driven by increases at Miramax and higher animation spending reflected an increase in the number of films in production.

  The $392 million increase in investment in theme parks, resorts and other properties resulted primarily from initiatives including Disney's California Adventure and Disney Cruise Line. Capital spending is expected to increase in 1999, driven by increased spending for Disney's California Adventure.

  The Company acquires shares of its stock on an ongoing basis and is authorized as of September 30, 1998 to purchase up to an additional 400 million shares. This amount reflects an increase in the repurchase authorization and the three-for-one split of the Company's common shares, both effected in June 1998. During 1998, a subsidiary of the Company acquired approximately 1.1 million shares of the Company's common stock for approximately $30 million. The Company also used $412 million to fund dividend payments during the year.

  During 1998, total borrowings increased to $11.7 billion. The Company borrowed approximately $1.8 billion in 1998, with effective interest rates, including the impact of interest rate swaps, ranging from 5.2% to 6.8% and maturities in fiscal 1999 through fiscal 2008. Certain of these financing agreements are denominated in foreign currencies, and the Company has entered into cross-currency swap agreements effectively converting these obligations into U.S. dollar denominated LIBOR-based variable rate debt instruments. In August 1998, the Company filed a new U.S. registration statement, which replaced the existing U.S. shelf registration statement, and provides for issuance of up to $5.0 billion of debt. As of September 30, 1998, the Company had the ability to borrow under the U.S. shelf registration statement and a euro medium-term note program, which collectively permitted the issuance of up to approximately $5.8 billion of additional debt. In addition, the Company has $5.2 billion available under bank facilities to support its commercial paper activities.

  The Company's financial condition remains strong. The Company believes that its cash, other liquid assets, operating cash flows and access to capital markets, taken together, provide adequate resources to fund ongoing operating requirements and future capital expenditures related to the expansion of existing businesses and development of new projects.

OTHER MATTERS

YEAR 2000
  The Y2K Problem. The Company is devoting significant resources throughout its business operations to minimize the risk of potential disruption from the "year 2000 ("Y2K') problem." This problem is a result of computer programs having been written using two digits (rather than four) to define the applicable year. Any information technology ("IT") systems that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations and system failures. The problem also extends to many "non-IT" systems; that is, operating and control systems that rely on embedded chip systems. In addition, like every other business enterprise, the Company is at risk from Y2K failures on the part of its major business counterparts, including suppliers, distributors, licensees and manufacturers, as well as potential failures in public and private infrastructure services, including electricity, water, gas, transportation and communications.

  System failures resulting from the Y2K problem could adversely affect operations and financial results in all of the Company's business segments. Failures may affect security, payroll operations or employee and guest health and safety, as well as such routine but important operations as billing and collection. In addition, the Company's business segments face more specific risks. For example:

  The Company's Theme Parks and Resorts operations could be significantly impeded by failures in hotel and cruise line reservation and operating systems; in theme park operating systems, including those controlling individual rides, attractions, parades and shows; and in security, health and safety systems.

  In the Creative Content segment, Y2K failures could interfere with critical systems in such areas as the production, duplication and distribution of motion picture and home video product and the ordering, distribution and sale of merchandise at the Company's retail stores and catalog operations.

  In the Broadcasting segment, at-risk operations include satellite transmission and communication systems. Y2K failures in such systems could adversely affect the Company's television and radio networks, including cable services, as well as its owned and operated stations.

  Addressing the Problem. The Company has developed a six-phase approach to resolving the Y2K issues that are reasonably within its control. All of these efforts are being coordinated through a senior-level task force chaired by the Company's Chief Information Officer ("CIO"), as well as individual task forces in each major business unit. As of September 30, 1998, approximately 400 employees were devoting more than half of their time to Y2K efforts, in addition to approximately 400 expert consultants retained on a full-time basis to assist with specific potential problems. The CIO reports periodically to the Audit Review Committee of the Board of Directors with respect to the Company's Y2K efforts.

  The Company's approach to and the anticipated timing of each phase are described below.

  Phase 1 - Inventory. The first phase entails a worldwide inventory of all hardware and software (including business and operational applications, operating systems and third-party products) that may be at risk, and identification of key third-party businesses whose Y2K failures might most significantly impact the Company. The IT system inventory process has been completed, and the inventories of key third-party businesses and of internal non-IT systems are expected to be completed by December 31, 1998.

  Phase 2 - Assessment. Once each at-risk system has been identified, the Y2K task forces assess how critical the system is to business operations and the potential impact of failure, in order to establish priorities for repair or replacement. Systems are classified as "critical," "important" or "non-critical." A "critical" system is one that, if not operational, would cause the shutdown of all or a portion of a business unit within two weeks, while an "important" system is one that would cause such a shutdown within two months. This process has been completed for all IT systems, resulting in the identification of nearly 600 business systems that are "critical" to continued functioning and more than 1,000 that are either "important" or are otherwise being monitored. The assessment process for internal non-IT systems and for key third-party businesses is expected to be completed by mid-1999. Systems that are known to be critical or important are receiving top priority in assessment and remediation.

  Phase 3 - Strategy. This phase involves the development of appropriate remedial strategies for both IT and non-IT systems. These strategies may include repairing, testing and certifying, replacing or abandoning particular systems (as discussed under Phases 4 and 5 below). Selection of appropriate strategies is based upon such factors as the assessments made in Phase 2, the type of system, the availability of a Y2K-compliant replacement and cost. The strategy phase has been completed for all IT systems. For some non-IT embedded systems, strategy development is continuing. At the Company's theme parks, the majority of ride and show control systems have been tested and certified. A strategy for addressing embedded systems in office buildings is being developed in concert with building managers and systems vendors and should be completed by spring 1999. The process of analysis, certification or replacement or "workaround" for embedded systems in office buildings is expected to consume the first half of 1999. Strategies for other embedded systems, such as satellite communications systems, are being developed and are also expected to be complete by mid-1999.

  Phase 4 - Remediation. The remediation phase involves creating detailed project plans, marshalling necessary resources and executing the strategies chosen. For IT systems, this phase is approximately 75% complete for critical and important systems, and is expected to be completed (including certification) by July 31, 1999. For non-critical systems, most corrections are expected to be completed by December 31, 1999. For those systems that are not expected to be reliably functional after January 1, 2000, detailed manual workaround plans will be developed prior to the end of 1999.

  Phase 5 - Testing and Certification. This phase includes establishing a test environment, performing systems testing (with third parties if necessary), and certifying the results. The certification process entails having functional experts review test results, computer screens and printouts against pre-established criteria to ensure system compliance. The Company expects all critical and important IT systems to be certified by July 31, 1999. Testing for non-IT systems has been initiated; however, due to the Company's reliance on many third-party vendors for these systems, the Company cannot estimate precisely when this phase will be completed. The majority of embedded systems at the Company's theme parks are expected to be certified by December 31, 1998. The Company's target for all critical and important non-IT systems is July 1999.

  The Company has initiated written and telephonic communications with key third-party businesses, as well as public and private providers of infrastructure services, to ascertain and evaluate their efforts in addressing Y2K compliance. It is anticipated that the majority of testing and certification with these entities will occur in 1999.

  Phase 6 - Contingency Planning. This phase involves addressing any remaining open issues expected in 1999 and early 2000. As a precautionary measure, the Company is currently developing contingency plans for all systems that are not expected to be Y2K compliant by March 1999. A variety of automated as well as manual fallback plans are under consideration, including the use of electronic spreadsheets, resetting system dates to 1972, a year in which the calendar coincides with that of 2000, and manual workarounds. The Company estimates that all of these plans will be completed by December 1999.

  Costs. As of September 30, 1998, the Company had incurred costs of approximately $136 million related to its Y2K project, of which $82 million has been capitalized. The estimated additional costs to complete the project are currently expected to be approximately $125 million, of which $60 million is expected to be capitalized. A significant portion of these costs have not been incremental, but rather reflect redeployment of internal resources from other activities. The Company does not expect these redeployments to have a material adverse effect on other ongoing business operations of the Company and its subsidiaries, although it is possible that certain maintenance and upgrading processes will be delayed as the result of the priority being given to Y2K remediation. All of the costs of the Y2K project are being borne out of the Company's operating cash flow.

  Based upon its efforts to date, the Company believes that the vast majority of both its IT and its non-IT systems, including all critical and important systems, will remain up and running after January 1, 2000. Accordingly, the Company does not currently anticipate that internal systems failures will result in any material adverse effect to its operations or financial condition. During 1999, the Company will also continue and expand its efforts to ensure that major third-party businesses and public and private providers of infrastructure services, such as utilities, communications services and transportation, will also be prepared for the year 2000, and to develop contingency plans to address any failures on their part to become Y2K compliant. At this time, the Company believes that the most likely "worst-case" scenario involves potential disruptions in areas in which the Company's operations must rely on such third parties whose systems may not work properly after January 1, 2000. In addition, the Company's international operations may be adversely affected by failures of businesses in other parts of the world to take adequate steps to address the Y2K problem. While such failures could affect important operations of the Company and its subsidiaries, either directly or indirectly, in a significant manner, the Company cannot at present estimate either the likelihood or the potential cost of such failures.

  The nature and focus of the Company's efforts to address the Year 2000 problem may be revised periodically as interim goals are achieved or new issues are identified. In addition, it is important to note that the description of the Company's efforts necessarily involves estimates and projections with respect to activities required in the future. These estimates and projections are subject to change as work continues, and such changes may be substantial.

CONVERSION TO THE EURO CURRENCY
  On January 1, 1999, certain member countries of the European Union are scheduled to establish fixed conversion rates between their existing currencies and the European Union's common currency (euro). The Company conducts business in member countries. The transition period for the introduction of the euro will be between January 1, 1999 and June 30, 2002. The Company is addressing the issues involved with the introduction of the euro. The more important issues facing the Company include: converting information technology systems; reassessing currency risk; negotiating and amending licensing agreements and contracts; and processing tax and accounting records.

  Based upon progress to date the Company believes that use of the euro will not have a significant impact on the manner in which it conducts its business affairs and processes its business and accounting records. Accordingly, conversion to the euro is not expected to have a material effect on the Company's financial condition or results of operations.

FORWARD-LOOKING STATEMENTS
  The Private Securities Litigation Reform Act of 1995 (the "Act") provides a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or oral statements that are "forward-looking," including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to the Company's stockholders. All statements that express expectations and projections with respect to future matters, including the launching or prospective development of new business initiatives; anticipated motion picture or television releases; internet or theme park and resort projects; "Year 2000" remediation efforts; and preparations for the introduction of the euro, are forward-looking statements within the meaning of the Act. These statements are made on the basis of management's views and assumptions, as of the time the statements are made, regarding future events and business performance. There can be no assurance, however, that management's expectations will necessarily come to pass.

  Factors that may affect forward-looking statements. For an enterprise as large and complex as the Company, a wide range of factors could materially affect future developments and performance, including the following:

  Changes in Company-wide or business-unit strategies, which may result in changes in the types or mix of businesses in which the Company is involved or chooses to invest;

  Changes in U.S., global or regional economic conditions, which may affect attendance and spending at the Company's theme parks and resorts, purchases of Company-licensed consumer products and the performance of the Company's broadcasting and motion picture operations;

  Changes in U.S. and global financial and equity markets, including significant interest rate fluctuations, which may impede the Company's access to, or increase the cost of, external financing for its operations and investments;

  Increased competitive pressures, both domestically and internationally, which may, among other things, affect the performance of the Company's theme park, resort and regional entertainment operations and lead to increased expenses in such areas as television programming acquisition and motion picture production and marketing;

  Legal and regulatory developments that may affect particular business units, such as regulatory actions affecting environmental activities, consumer products, broadcasting or internet activities or the protection of intellectual properties, the imposition by foreign countries of trade restrictions or motion picture or television content requirements or quotas, and changes in international tax laws or currency controls;

  Adverse weather conditions or natural disasters, such as hurricanes and earthquakes, which may, among other things, impair performance at the Company's theme parks and resorts;

  Technological developments that may affect the distribution of the Company's creative products or create new risks to the Company's ability to protect its intellectual property;

  Labor disputes, which may lead to increased costs or disruption of operations in any of the Company's business units; and

  Changing public and consumer taste, which may affect the Company's entertainment, broadcasting and consumer products businesses.

  This list of factors that may affect future performance and the accuracy of forward-looking statements is illustrative, but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

ITEM 7A. MARKET RISK

  The Company is exposed to the impact of interest rate changes, foreign currency fluctuations and changes in the market values of its investments.

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

  The Company's objective in managing the exposure to foreign currency fluctuations is to reduce earnings and cash flow volatility associated with foreign exchange rate changes to allow management to focus its attention on its core business issues and challenges. Accordingly, the Company enters into various contracts that change in value as foreign exchange rates change to protect the value of its existing foreign currency assets, liabilities, commitments and anticipated foreign currency revenues. The Company uses option strategies that provide for the sale of foreign currencies to hedge probable, but not firmly committed, revenues. The principal currencies hedged are the Japanese yen, French franc, German mark, British pound, Canadian dollar and Italian lira. By policy, the Company maintains hedge coverage between minimum and maximum percentages of its anticipated foreign exchange exposures for periods not to exceed five years. The gains and losses on these contracts offset changes in the value of the related exposures.

  It is the Company's policy to enter into foreign currency and interest rate transactions only to the extent considered necessary to meet its objectives as stated above. The Company does not enter into foreign currency or interest rate transactions for speculative purposes.

VALUE AT RISK
  The Company utilizes a "Value-at-Risk" ("VAR") model to determine the maximum potential one-day loss in the fair value of its interest rate and foreign exchange sensitive financial instruments. The VAR model estimates were made assuming normal market conditions and a 95% confidence level. There are various modeling techniques which can be used in the VAR computation. The Company's computations are based on the interrelationships between movements in various currencies and interest rates (a "variance/co-variance" technique). These interrelationships were determined by observing interest rate and foreign currency market changes over the preceding quarter for the calculation of VAR amounts at year-end and over each of the four quarters for the calculation of average VAR amounts during the year. The model includes all of the Company's debt as well as all interest rate and foreign exchange derivative contracts. The values of foreign exchange options do not change on a one-to-one basis with the underlying currencies, as exchange rates vary. Therefore, the hedge coverage assumed to be obtained from each option has been adjusted to reflect its respective sensitivity to changes in currency values. Anticipated transactions, firm commitments and receivables and accounts payable denominated in foreign currencies, which certain of these instruments are intended to hedge, were excluded from the model.

  The VAR model is a risk analysis tool and does not purport to represent actual losses in fair value that will be incurred by the Company, nor does it consider the potential effect of favorable changes in market factors. (See
Note 12 to the Consolidated Financial Statements regarding the Company's financial instruments at September 30, 1998 and 1997.)

  The estimated maximum potential one-day loss in fair value, calculated using the VAR model, follows (in millions):

                                 Interest Rate         Currency
                              Sensitive Financial Sensitive Financial Combined
                                  Instruments         Instruments     Portfolio
-------------------------------------------------------------------------------
VAR as of September 30, 1998          $32                 $29            $56
Average VAR during the year            21                  26             32
 ended September 30, 1998

  The higher VAR combined portfolio exposure at September 30, 1998 is primarily due to the volatile financial market environment existing at year end. Since the Company utilizes currency sensitive derivative instruments to hedge anticipated foreign currency transactions, a loss in fair value for those instruments is generally offset by increases in the value of the underlying anticipated transactions.

NEW ACCOUNTING GUIDANCE
  In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which the Company is required to adopt effective October 1, 1999. SFAS 133 will require the Company to record all derivatives on the balance sheet at fair value. Changes in derivative fair values will either be recognized in earnings as offsets to the changes in fair value of related hedged assets, liabilities and firm commitments or, for forecasted transactions, deferred and recorded as a component of other stockholders' equity until the hedged transactions occur and are recognized in earnings. The ineffective portion of a hedging derivative's change in fair value will be immediately recognized in earnings. The impact of SFAS 133 on the Company's financial statements will depend on a variety of factors, including future interpretative guidance from the FASB, the future level of forecasted and actual foreign currency transactions, the extent of the Company's hedging activities, the types of hedging instruments used and the effectiveness of such instruments. However, the Company does not believe the effect of adopting SFAS 133 will be material to its financial position.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  See Index to Financial Statements and Supplemental Data on page 36.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

DIRECTORS
  Information regarding directors appearing under the caption "Election of Directors" in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders (the "1999 Proxy Statement") is hereby incorporated by reference.

  Information regarding executive officers is included in Part I of this Form 10-K as permitted by General Instruction G(3).

ITEM 11. EXECUTIVE COMPENSATION

  Information appearing under the captions "How are directors compensated?" and "Executive Compensation" in the 1999 Proxy Statement is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information setting forth the security ownership of certain beneficial owners and management appearing under the caption "Stock Ownership" in the 1999 Proxy Statement is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information regarding certain related transactions appearing under the caption "Certain Relationships and Related Transactions" in the 1999 Proxy Statement is hereby incorporated by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Exhibits and Financial Statements and Schedules

  (1) Financial Statements and Schedules

    See Index to Financial Statements and Supplemental Data at page 36.

  (2) Exhibits

    The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

                          EXHIBIT                           LOCATION
                          -------                           --------
      3(a) Restated Certificate of Incorporation Exhibit 3(a) to the Form 8-
           of the Company                        B/A Registration Statement,
                                                 dated Jan. 23, 1996, of the
                                                 Company
      3(b) Bylaws of the Company                 Exhibit 4.2 to Amendment No.
                                                 1 to the Form S-3
                                                 Registration Statement, dated
                                                 Aug. 3, 1998, of the Company
      4(a) Form of Registration Rights Agreement Exhibit B to Exhibit 2.1 to
           entered into or to be entered into    the Form 8-K, dated July 31,
           with certain stockholders             1995, of Disney Enterprises,
                                                 Inc. ("DEI")
      4(b) Rights Agreement, dated as of Nov. 8, Exhibit 4.2 to the Form S-4
           1995                                  Registration Statement, dated
                                                 Nov. 13, 1995 (No. 33-64141)
                                                 of the Company
      4(c) Five-Year Credit Agreement, dated as  Exhibit 4(d) to the 1996 Form
           of Oct. 30, 1996                      10-K of the Company
      4(d) Indenture, dated as of Nov. 30, 1990, Exhibit 2 to the Current
           between DEI and Bankers Trust         Report on Form 8-K, dated
           Company, as Trustee                   Jan. 14, 1991, of DEI
      4(e) Indenture, dated as of Mar. 7, 1996,  Exhibit 4.1(a) to the Form 8-
           between the Company and Citibank,     K, dated Mar. 7, 1996, of the
           N.A., as Trustee                      Company
      4(f) Other long-term borrowing instruments
           are omitted pursuant to Item 601(b)
           (4) (iii) of Regulation S-K. The
           Company undertakes to furnish copies
           of such instruments to the Commission
           upon request.
     10(a) (i) Agreement on the Creation and the Exhibits 10(b) and 10(a),
           Operation of Euro Disneyland en       respectively, to the Form 8-
           France, dated Mar. 25, 1987, and (ii) K, dated Apr. 24, 1987, of
           Letter relating thereto of the        DEI
           Chairman of Disney Enterprises, Inc.,
           dated Mar. 24, 1987
     10(b) Composite Limited Recourse Financing  Exhibit 10(b) to the 1997
           Facility Agreement, dated as of Apr.  Form 10-K of the Company
           27, 1988, between DEI and TDL Funding
           Company, as amended
     10(c) Employment Agreement, dated as of     Exhibit 10.2 to the Form 10-Q
           Jan. 8, 1997, between the Company and for the period ended Dec. 31,
           Michael D. Eisner                     1996, of the Company

                          EXHIBIT                           LOCATION
                          -------                           --------
     10(d) (i) Profit Participation Contract,    Exhibits 1 and 3,
           dated Dec. 14, 1979, with E. Cardon   respectively, to the 1980
           Walker and (ii) Amendment thereto,    Form 10-K of DEI
           dated Aug. 8, 1980
     10(e) Form of Indemnification Agreement for Annex C to the Proxy
           certain officers and directors of DEI Statement for the 1988 Annual
                                                 Meeting of DEI
     10(f) 1995 Stock Option Plan for Non-       Exhibit 20 to the Form S-8
           Employee Directors                    Registration Statement (No.
                                                 33-57811), dated Feb. 23,
                                                 1995, of DEI
     10(g) 1990 Stock Incentive Plan and Rules   Exhibits 28(a) and 28(b),
                                                 respectively, to the Form S-8
                                                 Registration Statement
                                                 (No. 33-39770), dated Apr. 5,
                                                 1991, of DEI
     10(h) Amended and Restated 1990 Stock       Appendix B-2 to the Joint
           Incentive Plan and Rules              Proxy Statement/Prospectus
                                                 included in the Form S-4
                                                 Registration Statement
                                                 (No. 33-64141), dated Nov.
                                                 13, 1995, of DEI
     10(i) 1995 Stock Incentive Plan and Rules   Appendix B-1 to the Joint
                                                 Proxy Statement/Prospectus
                                                 included in the Form S-4
                                                 Registration Statement
                                                 (No. 33-64141), dated Nov.
                                                 13, 1995, of DEI
     10(j) (i) 1987 Stock Incentive Plan and     Exhibits 1(a), 1(b), 2(a),
           Rules, (ii) 1984 Stock Incentive Plan 2(b), 3(a), 3(b) and 4,
           and Rules, (iii) 1981 Incentive Plan  respectively, to the and Rules and (iv) 1980 Stock Option  Prospectus contained in the
           Plan                                  Form S-8 Registration
                                                 Statement (No. 33-26106),
                                                 dated Dec. 20, 1988, of DEI
     10(k) Contingent Stock Award Rules under    Exhibit 10(t) to the 1986
           DEI's 1984 Stock Incentive Plan       Form 10-K of DEI
     10(l) Bonus Performance Plan for Executive  Filed herewith
           Officers
     10(m) Performance-Based Compensation Plan   Included in the Proxy
           for the Company's Chief Executive     Statement dated Jan. 9, 1997,
           Officer                               for the 1997 Annual Meeting
                                                 of the Company
     10(n) Key Employees Deferred Compensation   Exhibit 10(p) to the 1997
           and Retirement Plan                   Form 10-K of the Company
     10(o) Group Personal Excess Liability       Exhibit 10(x) to the 1997
           Insurance Plan                        Form 10-K of the Company
     10(p) Family Income Assurance Plan (summary Exhibit 10(y) to the 1997
           description)                          Form 10-K of the Company
     10(q) Disney Salaried Savings and           Exhibit 10(s) to the 1995
           Investment Plan                       Form 10-K of DEI
     10(r) First Amendment to the Disney         Exhibit 10(r) to the 1997
           Salaried Savings and Investment Plan  Form 10-K of the Company
     10(s) Second Amendment to the Disney        Exhibit 10(s) to the 1997
           Salaried Savings and Investment Plan  Form 10-K of the Company
     10(t) ABC, Inc. Savings and Investment      File herewith
           Plan, as amended
     10(u) Employee Stock Option Plan of Capital Exhibit 10(f) to the 1992
           Cities/ABC, Inc., as amended          Form 10-K of Capital
                                                 Cities/ABC, Inc.
     10(v) 1991 Stock Option Plan of Capital     Exhibit 6(a)(i) to the Form
           Cities/ABC, Inc., as amended          10-Q for the period ended
                                                 Mar. 31, 1996, of the Company

                          EXHIBIT                          LOCATION
                          -------                          --------
     21    Subsidiaries of the Company           Filed herewith.
     23    Consent of PricewaterhouseCoopers LLP Included herein at page 37.
     27    Financial Data Schedule               Filed herewith.
     28(a) Financial statements of the Disney    Included in Form 10-K/A,
           Salaried Savings and Investment Plan  dated June 29, 1998, of the
           for the year ended Dec. 31, 1998      Company
     28(b) Financial statements of the ABC       Included in Form 10-K/A,
           Salaried Savings and Investment Plan  dated June 29, 1998, of the
           for the year ended Dec. 31, 1997      Company
     99    Pro forma financial information for   Exhibit 99 to the 1997 Form
           1997 events.                          10-K of the Company

(b) Reports on Form 8-K

  (i) The Company filed a Current Report on Form 8-K on August 6, 1998 in connection with the effectiveness of its registration statement on Form S-3 with respect to the issuance of up to an aggregate of $5,000,000,000 of debt securities, preferred stock, common stock and warrants.

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

                                         THE WALT DISNEY COMPANY
                          -----------------------------------------------------
                                              (Registrant)

Date: December 18, 1998   By:               MICHAEL D. EISNER
                          -----------------------------------------------------
                           (Michael D. Eisner, Chairman of the Board and Chief
                                           Executive Officer)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                           Title                    Date
             ---------                           -----                    ----

Principal Executive Officer
MICHAEL D. EISNER                    Chairman of the Board and      December 18, 1998
--------------------------------     Chief Executive Officer
(Michael D. Eisner)

Principal Financial and Accounting
Officers
THOMAS O. STAGGS                     Executive Vice President and   December 18, 1998
--------------------------------     Chief Financial Officer
(Thomas O. Staggs)

JOHN J. GARAND                       Senior Vice President-         December 18, 1998
--------------------------------     Planning and Control
(John J. Garand)

Directors
REVETA F. BOWERS                               Director             December 18, 1998
--------------------------------
(Reveta F. Bowers)

ROY E. DISNEY                                  Director             December 18, 1998
--------------------------------
(Roy E. Disney)

MICHAEL D. EISNER                              Director             December 18, 1998
--------------------------------
(Michael D. Eisner)

JUDITH ESTRIN                                  Director             December 18, 1998
--------------------------------
(Judith Estrin)

STANLEY P. GOLD                                Director             December 18, 1998
--------------------------------
(Stanley P. Gold)

SANFORD M. LITVACK                             Director             December 18, 1998
--------------------------------
(Sanford M. Litvack)

IGNACIO E. LOZANO, JR.                         Director             December 18, 1998
--------------------------------
(Ignacio E. Lozano, Jr.)

GEORGE J. MITCHELL                             Director             December 18, 1998
--------------------------------
(George J. Mitchell)

             Signature                           Title                    Date
             ---------                           -----                    ----

THOMAS S. MURPHY                               Director             December 18, 1998
-----------------------------
(Thomas S. Murphy)

RICHARD A. NUNIS                               Director             December 18, 1998
-----------------------------
(Richard A. Nunis)

LEO J. O'DONOVAN, S.J.                         Director             December 18, 1998
-----------------------------
(Leo J. O'Donovan, S.J.)

SIDNEY POITIER                                 Director             December 18, 1998
-----------------------------
(Sidney Poitier)

IRWIN E. RUSSELL                               Director             December 18, 1998
-----------------------------
(Irwin E. Russell)

ROBERT A.M. STERN                              Director             December 18, 1998
-----------------------------
(Robert A.M. Stern)

ANDREA VAN DE KAMP                             Director             December 18, 1998
-----------------------------
(Andrea Van de Kamp)

E. CARDON WALKER                               Director             December 18, 1998
-----------------------------
(E. Cardon Walker)

RAYMOND L. WATSON                              Director             December 18, 1998
-----------------------------
(Raymond L. Watson)

GARY L. WILSON                                 Director             December 18, 1998
-----------------------------
(Gary L. Wilson)

                   THE WALT DISNEY COMPANY AND SUBSIDIARIES
              INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                                                                           Page
                                                                           ----
Report of Independent Accountants and Consent of Independent Accountants..  37
Consolidated Financial Statements of The Walt Disney Company and
 Subsidiaries
  Consolidated Statements of Income for the Years Ended September 30,
   1998, 1997 and 1996....................................................  38
  Consolidated Balance Sheets as of September 30, 1998 and 1997...........  39
  Consolidated Statements of Cash Flows for the Years Ended September 30,
   1998, 1997 and 1996....................................................  40
  Consolidated Statements of Stockholders' Equity for the Years Ended
   September 30, 1998, 1997 and 1996......................................  41
  Notes to Consolidated Financial Statements..............................  42
  Quarterly Financial Summary.............................................  60

Schedules other than those listed above are omitted for the reason that they are not applicable or the required information is included in the financial statements or related notes.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of The Walt Disney Company

  In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The Walt Disney Company and its subsidiaries (the "Company") at September 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP

Los Angeles, California
November 19, 1998

                      CONSENT OF INDEPENDENT ACCOUNTANTS

  We hereby consent to the incorporation by reference in the prospectuses constituting part of the Registration Statements on Form S-8 (Nos. 33-26106, 33-35405 and 33-39770) and Form S-3 (Nos. 33-49891 and 333-52659) of The Walt
Disney Company of our report dated November 19, 1998 which appears above.

PRICEWATERHOUSECOOPERS LLP

Los Angeles, California
December 18, 1998

                       CONSOLIDATED STATEMENTS OF INCOME
                      (In millions, except per share data)

Year Ended September 30                           1998      1997      1996
-----------------------------------------------------------------------------
Revenues                                        $ 22,976  $ 22,473  $ 18,739
Costs and expenses                               (18,961)  (18,161)  (15,406)
Gain on sale of KCAL                                 --        135       --
Accounting change                                    --        --       (300)
                                                --------  --------  --------
Operating income                                   4,015     4,447     3,033
Corporate activities and other                      (236)     (367)     (309)
Net interest expense                                (622)     (693)     (438)
Acquisition-related costs                            --        --       (225)
                                                --------  --------  --------
Income before income taxes                         3,157     3,387     2,061
Income taxes                                      (1,307)   (1,421)     (847)
                                                --------  --------  --------
Net income                                      $  1,850  $  1,966  $  1,214
                                                ========  ========  ========
Earnings per share
 Diluted                                        $   0.89  $   0.95  $   0.65
                                                ========  ========  ========
 Basic                                          $   0.91  $   0.97  $   0.66
                                                ========  ========  ========
Average number of common and common equivalent
 shares outstanding
 Diluted                                           2,079     2,060     1,857
                                                ========  ========  ========
 Basic                                             2,037     2,021     1,827
                                                ========  ========  ========



                 See Notes to Consolidated Financial Statements

                          CONSOLIDATED BALANCE SHEETS
                                 (In millions)

September 30                                                1998     1997
----------------------------------------------------------------------------
ASSETS
Current Assets
  Cash and cash equivalents                                $   127  $   317
  Receivables                                                3,999    3,329
  Inventories                                                  899      853
  Film and television costs                                  3,223    2,186
  Deferred income taxes                                        463      482
  Other assets                                                 664      486
                                                           -------  -------
    Total current assets                                     9,375    7,653
Film and television costs                                    2,506    2,215
Investments                                                  1,814    1,914
Theme parks, resorts and other property, at cost
  Attractions, buildings and equipment                      14,037   11,787
  Accumulated depreciation                                  (5,382)  (4,857)
                                                           -------  -------
                                                             8,655    6,930
  Projects in progress                                       1,280    1,928
  Land                                                         411       93
                                                           -------  -------
                                                            10,346    8,951
Intangible assets, net                                      15,769   16,011
Other assets                                                 1,568    1,753
                                                           -------  -------
                                                           $41,378  $38,497
                                                           =======  =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts and taxes payable and other accrued liabilities $ 4,767  $ 4,748
  Current portion of borrowings                              2,123      897
  Unearned royalties and other advances                        635      631
                                                           -------  -------
    Total current liabilities                                7,525    6,276
Borrowings                                                   9,562   10,171
Deferred income taxes                                        2,488    2,161
Other long term liabilities, unearned royalties and other
 advances                                                    2,415    2,604
Stockholders' Equity
 Preferred stock, $.01 par value
  Authorized--100 million shares
  Issued--none
 Common stock, $.01 par value
  Authorized--3.6 billion shares
  Issued--2.1 billion shares and 2.0 billion shares          8,995    8,548
 Retained earnings                                          10,981    9,543
 Cumulative translation and other                               13      (12)
                                                           -------  -------
                                                            19,989   18,079
 Treasury stock, at cost, 29 million shares and 24 million
  shares                                                      (593)    (462)
 Shares held by TWDC Stock Compensation Fund, at cost--
  0.4 million shares and 13 million shares                      (8)    (332)
                                                           -------  -------
                                                            19,388   17,285
                                                           -------  -------
                                                           $41,378  $38,497
                                                           =======  =======

                 See Notes to Consolidated Financial Statements

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In millions)

Year Ended September 30                             1998     1997      1996
------------------------------------------------------------------------------
NET INCOME                                         $ 1,850  $ 1,966  $  1,214
ITEMS NOT REQUIRING CASH OUTLAYS
 Amortization of film and television costs           2,514    1,995     1,786
 Depreciation                                          809      738       672
 Amortization of intangible assets                     431      439       301
 Gain on sale of KCAL                                  --      (135)      --
 Accounting change                                     --       --        300
 Other                                                 (75)     (15)       22
CHANGES IN
 Receivables                                          (664)    (177)     (297)
 Inventories                                           (46)       8       (13)
 Other assets                                          179     (441)     (399)
 Accounts and taxes payable and accrued
 liabilities                                           218      608        56
 Film and television costs television broadcast
 rights                                               (447)    (179)       58
 Deferred income taxes                                 346      292       (78)
 Investments in trading securities                     --       --         85
                                                   -------  -------  --------
                                                     3,265    3,133     2,493
                                                   -------  -------  --------
CASH PROVIDED BY OPERATIONS                          5,115    5,099     3,707
                                                   -------  -------  --------
INVESTING ACTIVITIES
 Film and television costs                          (3,335)  (3,089)   (2,760)
 Investments in theme parks, resorts and other
 property                                           (2,314)  (1,922)   (1,745)
 Acquisitions                                         (213)    (180)      --
 Proceeds from sale of marketable securities and
 other investments                                     238       31       409
 Purchases of marketable securities                    (13)     (56)      (18)
 Investment in and loan to E! Entertainment            (28)    (321)      --
 Proceeds from disposal of publishing operations       --     1,214       --
 Acquisition of ABC, net of cash acquired              --       --     (8,432)
 Proceeds from disposal of KCAL                        --       387       --
                                                   -------  -------  --------
                                                    (5,665)  (3,936)  (12,546)
                                                   -------  -------  --------
FINANCING ACTIVITIES
 Borrowings                                          1,830    2,437    13,560
 Reduction of borrowings                            (1,212)  (4,078)   (4,872)
 Repurchases of common stock                           (30)    (633)     (462)
 Dividends                                            (412)    (342)     (271)
 Exercise of stock options and other                   184      180        85
 Proceeds from formation of REITs                      --     1,312       --
                                                   -------  -------  --------
                                                       360   (1,124)    8,040
                                                   -------  -------  --------
(Decrease) Increase in Cash and Cash Equivalents      (190)      39      (799)
Cash and Cash Equivalents, Beginning of Year           317      278     1,077
                                                   -------  -------  --------
Cash and Cash Equivalents, End of Year             $   127  $   317  $    278
                                                   =======  =======  ========
Supplemental disclosure of cash flow information:
 Interest paid                                     $   555  $   777  $    379
                                                   =======  =======  ========
 Income taxes paid                                 $ 1,107  $   958  $    689
                                                   =======  =======  ========

                 See Notes to Consolidated Financial Statements

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (In millions, except per share data)

                                                                            TWDC
                                                  Cumulative               Stock
                                Common  Retained  Translation Treasury  Compensation
                        Shares  Stock   Earnings   and Other   Stock        Fund      Total
---------------------------------------------------------------------------------------------
BALANCE AT
 SEPTEMBER 30, 1995     1,573   $1,240  $ 6,976      $ 38     $(1,603)     $ --      $ 6,651
 Impact of ABC
  acquisition             464    7,206      --         --       1,603        --        8,809
 Exercise of stock
  options, net              9      144      --         --         --         --          144
 Common stock
  repurchased             (24)     --       --         --        (462)       --         (462)
 Dividends ($.14 per
  share)                  --       --      (271)       --         --         --         (271)
 Cumulative translation
  and other               --       --       --          1         --         --            1
 Net income               --       --     1,214        --         --         --        1,214
                        -----   ------  -------      ----     -------      -----     -------
BALANCE AT
 SEPTEMBER 30, 1996     2,022    8,590    7,919        39        (462)       --       16,086
 Exercise of stock
  options, net             15      (42)     --         --         --         301         259
 Common stock
  repurchased             (24)     --       --         --         --        (633)       (633)
 Dividends ($.17 per
  share)                  --       --      (342)       --         --         --         (342)
 Cumulative translation
  and other               --       --       --        (51)        --         --          (51)
 Net income               --       --     1,966        --         --         --        1,966
                        -----   ------  -------      ----     -------      -----     -------
BALANCE AT
 SEPTEMBER 30, 1997     2,013    8,548    9,543       (12)       (462)      (332)     17,285
 Common stock issued        4      160      --         --         --         --          160
 Exercise of stock
  options, net             34      287      --         --        (131)       354         510
 Common stock
  repurchased              (1)     --       --         --         --         (30)        (30)
 Dividends ($.20 per
  share)                  --       --      (412)       --         --         --         (412)
 Cumulative translation
  and other               --       --       --         25         --         --           25
 Net income               --       --     1,850        --         --         --        1,850
                        -----   ------  -------      ----     -------      -----     -------
BALANCE AT
 SEPTEMBER 30, 1998     2,050   $8,995  $10,981      $ 13     $  (593)     $  (8)    $19,388
                        =====   ======  =======      ====     =======      =====     =======

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

  The Company licenses the name "Walt Disney," as well as the Company's characters, visual and literary properties and songs and music, to various consumer manufacturers, retailers, show promoters and publishers throughout the world. The Company also engages in direct retail distribution principally through the Disney Stores, and produces books and magazines for the general public in the United States and Europe. In addition, the Company produces audio and computer software products for the entertainment market, as well as film, video and computer software products for the educational marketplace.

  Buena Vista Internet Group ("BVIG") coordinates the Company's internet initiatives. BVIG develops, publishes and distributes content for narrow-band on-line services, the interactive software market, interactive television platforms, internet web sites, including Disney.com, Disney's Daily Blast, ESPN.com, ABCNews.com and the Disney Store Online, which offers Disneythemed merchandise over the internet.

BROADCASTING
  The Company operates the ABC Television Network, which has affiliated stations providing coverage to U.S. television households. The Company also owns television and radio stations, most of which are affiliated with either the ABC Television Network or the ABC Radio Networks. The Company's cable and international broadcast operations are principally involved in the production and distribution of cable television programming, the licensing of programming to domestic and international markets and investing in foreign television broadcasting, production and distribution entities. Primary domestic cable programming services, which operate through subsidiary companies and joint ventures, are ESPN, the A&E Television Networks, Lifetime Entertainment Services and E! Entertainment Television. The Company provides programming for and operates cable and satellite television programming services, including the Disney Channel and Disney Channel International.

THEME PARKS AND RESORTS
  The Company operates the Walt Disney World Resort(R) in Florida, and Disneyland Park(R), the Disneyland Hotel and the Disneyland Pacific Hotel in California. The Walt Disney World Resort includes the Magic Kingdom, Epcot, Disney-MGM Studios and Disney's Animal Kingdom, thirteen resort hotels and a complex of villas and suites, a retail, dining and entertainment complex, a sports complex, conference centers, campgrounds, golf courses, water parks and other recreational facilities. In addition, the resort operates Disney Cruise Line from Port Canaveral, Florida. Disney Regional Entertainment designs, develops and operates a variety of new entertainment concepts based on Disney brands and creative properties, operating under the names Club Disney, ESPN Zone and DisneyQuest. The Company earns royalties on revenues generated by the Tokyo Disneyland(R) theme park near Tokyo, Japan, which is owned and operated by an unrelated Japanese corporation. The

Company also has an investment in Euro Disney S.C.A., a publicly-held French entity that operates Disneyland Paris. The Company's Walt Disney Imagineering unit designs and develops new theme park concepts and attractions, as well as resort properties. The Company also manages and markets vacation ownership interests in the Disney Vacation Club. Included in Theme Parks and Resorts are the Company's National Hockey League franchise, the Mighty Ducks of Anaheim, and its ownership interest in the Anaheim Angels, a Major League Baseball team.

SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
  The consolidated financial statements of the Company include the accounts of The Walt Disney Company and its subsidiaries after elimination of intercompany accounts and transactions.

Accounting Changes
  During the first quarter, the Company adopted Statement of Financial Accounting Standards No. 128 Earnings Per Share ("SFAS 128"), which specifies the method of computation, presentation and disclosure for earnings per share ("EPS"). SFAS 128 requires the presentation of two EPS amounts, basic and diluted. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS includes the dilution that would occur if outstanding stock options and other dilutive securities were exercised and is comparable to the EPS the Company has historically reported. The diluted EPS calculation excludes the effect of stock options when their exercise prices exceed the average market price over the period.

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

Film and Television Costs
  Film and television costs are stated at the lower of cost, less accumulated amortization, or net realizable value. Television broadcast program licenses and rights and related liabilities are recorded when the license period begins and the program is available for use.

  Film and television production and participation costs are expensed based on the ratio of the current period's gross revenues to estimated total gross revenues from all sources on an individual production basis. Television network and station rights for theatrical movies and other long-form programming are charged to expense primarily on accelerated bases related to the usage of the programs. Television network series costs and multi-year sports rights are charged to expense based on the ratio of the current period's gross revenues to estimated total gross revenues from such programs.

  Estimates of total gross revenues can change significantly due to a variety of factors, including the level of market acceptance of film and television products, advertising rates and subscriber fees. Accordingly, revenue estimates are reviewed periodically and amortization is adjusted if necessary. Such adjustments could have a material effect on results of operations in future periods.

Theme Parks, Resorts and Other Property
  Theme parks, resorts and other property are carried at cost. Depreciation is computed on the straight-line method based upon estimated useful lives ranging from three to fifty years.

Intangible/Other Assets
  Intangible assets are amortized over periods ranging from two to forty years. The Company continually reviews the recoverability of the carrying value of these assets using the methodology prescribed in SFAS 121. The Company also reviews long-lived assets and the related intangible assets for impairment whenever events or changes in circumstances indicate the carrying amounts of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate, to the carrying amount, including associated intangible assets, of such operation. If the operation is determined to be unable to recover the carrying amount of its assets, then intangible assets are written down first, followed by the other long-lived assets of the operation, to fair value. Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the assets.

Risk Management Contracts
  In the normal course of business, the Company employs a variety of off-balance-sheet financial instruments to manage its exposure to fluctuations in interest and foreign currency exchange rates, including interest rate and cross-currency swap agreements, forward, option, swaption and spreadlock contracts and interest rate caps.

  The Company designates and assigns the financial instruments as hedges of specific assets, liabilities or anticipated transactions. When hedged assets or liabilities are sold or extinguished or the anticipated transactions being hedged are no longer expected to occur, the Company recognizes the gain or loss on the designated hedging financial instruments.

  The Company classifies its derivative financial instruments as held or issued for purposes other than trading. Option premiums and unrealized losses on forward contracts and the accrued differential for interest rate and cross-currency swaps to be received under the agreements are recorded in the balance sheet as other assets. Unrealized gains on forward contracts and the accrued differential for interest rate and cross-currency swaps to be paid under the agreements are included in accounts and taxes payable and other accrued liabilities. Realized gains and losses from hedges are classified in the income statement consistent with the accounting treatment of the items being hedged. The Company accrues the differential for interest rate and cross-currency swaps to be paid or received under the agreements as interest and exchange rates shift as adjustments to net interest expense over the lives of the swaps. Gains and losses on the termination of swap agreements, prior to their original maturity, are deferred and amortized to net interest expense over the remaining term of the underlying hedged transactions.

  Cash flows from hedges are classified in the statement of cash flows under the same category as the cash flows from the related assets, liabilities or anticipated transactions (see Notes 5 and 12).

Earnings Per Share
  Diluted earnings per share amounts are based upon the weighted average number of common and common equivalent shares outstanding during the year. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect. The difference between basic and diluted earnings per share, for the Company, is solely attributable to stock options. For the years ended September 30, 1998, 1997 and 1996, options for 18 million, 15 million and 39 million shares, respectively, were excluded from diluted earnings per share.

  Earnings per share amounts have been adjusted, for all years presented, to reflect the three-for-one split of the Company's common shares effective June 1998 (see Note 8).

Reclassifications
  Certain reclassifications have been made in the 1997 and 1996 financial statements to conform to the 1998 presentation, including the change in format from an unclassified balance sheet to a classified balance sheet, which separately presents the current and non-current portions of assets and liabilities. Consistent with the classification of television broadcast rights as current assets, payments for such rights are now reclassified as operating cash flows.

2 Acquisition and Dispositions

  On February 9, 1996, the Company completed its acquisition of ABC. The aggregate consideration paid to ABC shareholders consisted of $10.1 billion in cash and 155 million shares of Company common stock valued at $8.8 billion based on the stock price as of the date the transaction was announced.

  As a result of the ABC acquisition, the Company sold its independent Los Angeles television station, KCAL, during the first quarter of 1997 for $387 million, resulting in a gain of $135 million.

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

  The unaudited pro forma information below presents results of operations as if the acquisition of ABC in 1996 and the sale of KCAL, the finalization of purchase price allocation and the disposition of certain ABC publishing assets in 1997 had occurred at the beginning of the respective years presented. The unaudited pro forma information is not necessarily indicative of the results of operations of the combined company had these events occurred at the beginning of the years presented, nor is it necessarily indicative of future results.

                              Year Ended
                            September 30,
                           ----------------
                            1997   1996 (a)
                           ------- --------
       Revenues            $21,613 $20,075
       Net income            1,772   1,274
       Earnings per share
         Diluted           $  0.86 $  0.62
         Basic             $  0.88 $  0.63

--------
(a) 1996 includes the impact of a $300 million non-cash charge related to the initial adoption of a new accounting standard (see Note 11). The charge reduced diluted earnings per share by $.09 for the year.

3Investment in Euro Disney

  Euro Disney S.C.A. ("Euro Disney") operates the Disneyland Paris theme park and resort complex on a 4,800-acre site near Paris, France. The Company accounts for its 39% ownership interest in Euro Disney using the equity method of accounting. As of September 30, 1998, the Company's recorded investment in Euro Disney was $340 million. The quoted market value of the Company's Euro Disney shares at September 30, 1998 was approximately $452 million.

  In connection with the financial restructuring of Euro Disney in 1994, Euro Disney Associes S.N.C. ("Disney SNC"), a wholly-owned affiliate of the Company, entered into a lease arrangement with a noncancelable term of 12 years (the "Lease") related to substantially all of the Disneyland Paris theme park assets, and then entered into a 12-year sublease agreement (the "Sublease") with Euro Disney. Remaining lease rentals at September 30, 1998 of FF 8.3 billion ($1.5 billion) receivable from Euro Disney under the Sublease approximate the amounts payable by Disney SNC under the Lease. At the conclusion of the Sublease term, Euro Disney will have the option to assume Disney SNC's rights and obligations under the Lease. If Euro Disney does not exercise its option, Disney SNC may purchase the assets, continue to lease the assets or elect to terminate the Lease, in which case Disney SNC would make a termination payment to the lessor equal to 75% of the lessor's then outstanding debt related to the theme park assets, estimated to be $1.1 billion; Disney SNC could then sell or lease the assets on behalf of the lessor to satisfy the remaining debt, with any excess proceeds payable to Disney SNC.

  Also as part of the restructuring, the Company agreed to arrange for the provision of a 10-year unsecured standby credit facility of approximately $201 million, upon request, bearing interest at PIBOR. As of September 30, 1998, Euro Disney had not requested that the Company establish this facility. The Company also agreed, as long as any of the restructured debt is outstanding, to maintain ownership of at least 34% of the outstanding common stock of Euro Disney until June 1999, at least 25% for the subsequent five years and at least 16.67% for an additional term thereafter.

4Film and Television Costs

                               1998   1997
-------------------------------------------
Theatrical film costs
  Released, less amortization $2,035 $1,691
  In-process                   2,041  1,855
                              ------ ------
                               4,076  3,546
                              ------ ------
Television costs
  Released, less amortization    374    276
  In-process                     589    279
                              ------ ------
                                 963    555
                              ------ ------
Television broadcast rights      690    300
                              ------ ------
                               5,729  4,401
Less: current portion          3,223  2,186
                              ------ ------
Non-current portion           $2,506 $2,215
                              ====== ======

  Based on management's total gross revenue estimates as of September 30, 1998, approximately 82% of unamortized film and television costs (except in-process) are expected to be amortized during the next three years.

5Borrowings

  The Company's borrowings at September 30, 1998 and 1997, including interest rate swaps designated as hedges, are summarized below.

                                                       1998
                          ---------------------------------------------------------------
                                   STATED  INTEREST RATE AND CROSS-  EFFECTIVE
                                  INTEREST    CURRENCY SWAPS (F)     INTEREST     SWAP
                          BALANCE RATE (E)  PAY FLOAT    PAY FIXED   RATE (G)  MATURITIES
                          ------- -------- ------------ ------------ --------- ----------
Commercial paper due
 1999 (a)                 $2,225    5.5%   $         -- $      2,225    6.2%        1999
U.S. dollar notes and
 debentures due
 1999-2093 (b)             6,321    6.6%          2,886          675    6.4%   1999-2012
Dual currency and
 foreign notes due
 1999-2003 (c)             1,678    5.8%          1,678           --    5.4%   1999-2003
Senior participating
 notes due 2000-2001 (d)   1,195    2.7%             --           --    N/A          N/A
Other due 1999-2027          266    5.2%             --           --    N/A          N/A
                          ------
                          11,685    5.8%             --           --    6.2%
Less current portion       2,123
                          ------           ------------ ------------
TOTAL LONG-TERM
 BORROWINGS               $9,562           $      4,564 $      2,900
                          ======           ============ ============

                                                       1997
                          ----------------------------------------------------------------
                                   Stated  Interest rate and cross-   Effective
                                  Interest    currency swaps (f)      Interest     Swap
                          Balance Rate (e)  Pay Float     Pay Fixed   Rate (g)  Maturities
                          ------- -------- ------------- ------------ --------- ----------
Commercial paper due
 1998 (a)                 $ 2,019   5.8%   $          -- $       950     6.2%        1999
U.S. dollar notes and
 debentures due
 1998-2093 (b)              5,796   6.7%           2,086          --     6.5%   1998-2012
Dual currency and
 foreign notes due
 1998-2001 (c)              1,854   5.2%           1,812          --     5.4%   1998-2001
Senior participating
 notes due 2000-2001 (d)    1,145   2.7%              --          --     n/a          n/a
Other due 1998-2027           254   8.2%              --          --     n/a          n/a
                          -------
                           11,068   5.9%              --          --     6.3%
Less current portion          897
                          -------          ------------- -----------
Total long-term
 borrowings               $10,171          $       3,898 $       950
                          =======          ============= ===========

--------
(a) The Company has established bank facilities totaling $5.2 billion which expire in one to four years. Under the bank facilities, the Company has the option to borrow at various interest rates. Commercial paper is classified as long-term since the Company intends to refinance these borrowings on a long-term basis through continued commercial paper borrowings supported by available bank facilities.
(b) Includes $771 million in 1998 and $821 million in 1997 representing minority interest in a real estate investment trust established by the Company.
(c) Denominated principally in U.S. dollars, Japanese yen, Australian dollars and Italian lira.
(d) The average coupon rate is 2.7% on $1.3 billion face value of notes. Additional interest may be paid based on the performance of designated portfolios of films. The effective interest rates at September 30, 1998 and 1997 were 6.8% and 6.3%, respectively.
(e) The stated interest rate represents the weighted average coupon rate for each category of borrowings. For floating rate borrowings, interest rates are based upon the rates at September 30, 1998 and 1997; these rates are not necessarily an indication of future interest rates.
(f) Amounts represent notional values of interest rate swaps.
(g) The effective interest rate reflects the effect of interest rate and cross-currency swaps entered into with respect to certain of these borrowings as indicated in the "Pay Float" and "Pay Fixed" columns.

  Borrowings, excluding commercial paper and minority interest, have the following scheduled maturities:

              1999        $2,123
              2000         2,074
              2001         2,054
              2002            --
              2003            92
              Thereafter   2,346

  The Company capitalizes interest on assets constructed for its theme parks, resorts and other property, and on theatrical and television productions in process. In 1998, 1997 and 1996, respectively, total interest costs incurred were $824 million, $841 million and $545 million, of which $139 million, $100 million and $66 million were capitalized.

6Income Taxes

                             1998     1997     1996
-----------------------------------------------------
Income before income taxes
Domestic (including U.S.
 exports)                   $ 3,114  $ 3,193  $1,822
Foreign subsidiaries             43      194     239
                            -------  -------  ------
                            $ 3,157  $ 3,387  $2,061
                            =======  =======  ======
Income tax provision
Current Federal             $   698  $ 1,023  $  389
  State                         119      203     101
  Foreign (including
   withholding)                 139      190     235
                            -------  -------  ------
                                956    1,416     725
                            -------  -------  ------
Deferred
  Federal                       303       21     106
  State                          48      (16)     16
                            -------  -------  ------
                                351        5     122
                            -------  -------  ------
                            $ 1,307  $ 1,421  $  847
                            =======  =======  ======
Components of Deferred Tax
 Assets and Liabilities        1998     1997
-----------------------------------------------------
Deferred tax assets
  Accrued liabilities       $(1,051) $(1,257)
  Other, net                    (61)     (89)
                            -------  -------
    Total deferred tax
     assets                  (1,112)  (1,346)
                            =======  =======
Deferred tax liabilities
  Depreciable, amortizable
   and other property         2,396    2,413
  Licensing revenues            249      193
  Leveraged leases              313      279
  Investment in Euro
   Disney                       129       90
                            -------  -------
    Total deferred tax
     liabilities              3,087    2,975
                            -------  -------
Net deferred tax liability
 before valuation
 allowance                    1,975    1,629
Valuation allowance              50       50
                            -------  -------
Net deferred tax liability  $ 2,025  $ 1,679
                            =======  =======
Reconciliation of
 Effective Income Tax Rate     1998     1997    1996
-----------------------------------------------------
Federal income tax rate        35.0%    35.0%   35.0%
Nondeductible amortization
 of intangible assets           4.4      4.4     5.1
State taxes, net of
 federal income tax
 benefit                        3.4      3.6     3.7
Other, net                     (1.4)    (1.0)   (2.7)
                            -------  -------  ------
                               41.4%    42.0%   41.1%
                            =======  =======  ======

  In 1998, 1997 and 1996, income tax benefits attributable to employee stock option transactions of $327 million, $81 million and $44 million, respectively, were allocated to stockholders' equity.

7Pension and Other Benefit Programs

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

                                                             Postretirement
                                            Pension Plans     Benefit Plans
                                           ----------------  ----------------
                                            1998     1997     1998     1997
                                           -------  -------  -------  -------
Reconciliation of funded status of the
 plans and the amounts included in the
 Company's consolidated balance sheets:
Projected benefit obligations
 Beginning obligations                     $(1,438) $(1,402) $  (293) $  (271)
 Service cost                                  (71)     (73)     (11)     (10)
 Interest cost                                (109)    (106)     (22)     (21)
 Actuarial gains (losses)                     (247)       9       (2)       5
 Benefits paid                                  63       62       10        9
 Other                                           9       72       (3)      (5)
                                           -------  -------  -------  -------
 Ending obligations                         (1,793)  (1,438)    (321)    (293)
                                           -------  -------  -------  -------
Fair value of plans' assets
 Beginning fair value                        1,726    1,442      162      138
 Actual return on plans' assets                294      304       26       22
 Employer contributions                         75      110        7
 Participants' contributions                     1        1        -       11
 Benefits paid                                 (63)     (62)     (10)      (9)
 Expenses                                      (15)      (9)     --       --
 Other                                          (4)     (60)     --       --
                                           -------  -------  -------  -------
 Ending fair value                           2,014    1,726      185      162
                                           -------  -------  -------  -------
Funded status of the plans                     221      288     (136)    (131)
 Unrecognized net gain (loss)                  (80)    (219)     (30)     (20)
 Unrecognized prior service benefit (cost)     (11)      (2)       1      (34)
 Other                                          33       28      --       --
                                           -------  -------  -------  -------
Net balance sheet asset (liability)        $   163  $    95  $  (165) $  (185)
                                           =======  =======  =======  =======
Rate Assumptions
 Discount rate                                 6.8%     7.8%     6.8%     7.8%
 Rate of return on plans' assets              10.5%    10.5%    10.5%    10.5%
 Salary increases                              4.4%     5.4%     N/A      n/a
 Annual increase in cost of benefits           N/A      n/a      6.4%     6.7%

  The projected benefit obligations and the accumulated benefit obligations for the pension plans with accumulated benefit obligations in excess of plan assets were $96 million and $74 million for 1998, and $79 million and $50 million for 1997.

  The annual increase in cost of postretirement benefits is assumed to decrease .3 percentage points per year until reaching 4.9%.

  Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement medical benefit plans. The effects of a one percentage point decrease in the assumed health care cost trend rates on total service and interest cost components and on postretirement benefit obligations are $9 million and $70 million, respectively. The effects of a one percentage point increase in the assumed health care cost trend rates on total service and interest cost components and on postretirement benefit obligations are ($7) million and ($53) million, respectively.

  The Company's accumulated pension benefit obligations at September 30, 1998 and 1997 were $1.6 billion and $1.3 billion, of which 97.7% and 97.8% were vested, respectively.

  The income statement costs of the pension plans for 1998, 1997 and 1996 totaled $12 million, $45 million and $58 million, respectively. The discount rate, rate of return on plan assets and salary increase assumptions for the pension plans were 7.8%, 10.0% and 5.6%, respectively, in 1996. The income statement credits for the postretirement benefit plans for 1998, 1997 and 1996 were $13 million, $18 million and $16 million, respectively. The discount rate, rate of return on plan assets and annual increase in cost of postretirement benefits assumptions were 7.8%, 10.0% and 7.0%, respectively, in 1996.

  The market values of the Company's shares held by the pension plan master trust as of September 30, 1998 and 1997 were $71 million and $75 million, respectively.

8Stockholders' Equity

  In June 1998, the Company effected a three-for-one split of its common stock, by means of a special stock dividend. Stockholders' equity has been restated to give retroactive recognition to the stock split in prior periods by reclassifying from retained earnings to common stock the par value of additional shares issued pursuant to the split. In connection with the common stock split, the Company amended its corporate charter to increase the Company's authorized common stock from 1.2 billion shares to 3.6 billion shares. The Board of Directors also approved an increase in the Company's share repurchase authorization to 133.3 million shares of common stock pre-split or 400 million post-split. All share and per share data included herein have been restated to reflect the split.

  In 1996, the Company established the TWDC Stock Compensation Fund pursuant to the repurchase program to acquire shares of the Company for the purpose of funding certain stock-based compensation. Any shares acquired by the fund that are not utilized must be disposed of by December 31, 1999.

  The Company has a stockholder rights plan, expiring June 30, 1999, which becomes operative upon certain events involving the acquisition of 25% or more of the Company's common stock by any person or group in a transaction not approved by the Company's Board of Directors. Upon the occurrence of such an event, each right, unless redeemed by the Board, entitles its holder to purchase for $350 an amount of common stock of the Company, or in certain circumstances the acquirer, having a $700 market value. In connection with the rights plan, 7 million shares of preferred stock were reserved.

9Stock Incentive Plans

  Under various plans, the Company may grant stock options and other awards to key executive, management and creative personnel at exercise prices equal to or exceeding the market price at the date of grant. In general, options become exercisable over a five-year period from the grant date and expire 10 years after the date of grant. In certain cases for senior executives, options become exercisable over periods up to 10 years and expire up to 15 years after date of grant. Shares available for future option grants at September 30, 1998, totaled 119 million.

  The following table summarizes information about stock option transactions (shares in millions):

                                  1998            1997            1996
                             --------------- --------------- ---------------
                                    WEIGHTED        Weighted        Weighted
                                    AVERAGE         Average         Average
                                    EXERCISE        Exercise        Exercise
                             SHARES  PRICE   Shares  Price   Shares  Price
                             ------ -------- ------ -------- ------ --------
Outstanding at beginning of
 year                         183    $17.44   189    $15.84   105    $11.20
Awards canceled               (10)    20.98   (18)    19.32    (6)    17.10
Awards granted                 27     33.07    27     25.64    96     19.63
Awards exercised              (37)     9.06   (15)    11.14    (9)    10.53
Awards transferred (ABC)       --              --               3     11.05
                              ---             ---             ---    ------
Outstanding at September 30   163    $21.70   183    $17.44   189    $15.84
                              ===             ===             ===
Exercisable at September 30    51    $16.34    63    $11.77    51    $ 9.40
                              ===             ===             ===

  The following table summarizes information about stock options outstanding at September 30, 1998 (shares in millions):

                           Outstanding                   Exercisable
              -------------------------------------- -------------------
                                            Weighted            Weighted
   Range of               Weighted Average  Average             Average
   Exercise     Number   Remaining Years of Exercise   Number   Exercise
    Prices    of Options  Contractual Life   Price   of Options  Price
   --------   ---------- ------------------ -------- ---------- --------
   $ 2-$ 5         2            0.28        $  5.71       2      $ 5.71
   $ 5-$10         7            2.19           8.55       6        8.58
   $10-$15        20            5.01          13.41      14       13.27
   $15-$20        24            6.72          18.33      16       18.44
   $20-$25        60            7.79          21.54      11       21.33
   $25-$30        26            9.10          26.48       2       26.64
   $30-$35         9            8.82          31.76      --
   $35-$40        12            9.56          38.02      --
   $40-$45         3            8.01          42.21      --
                 ---                                    ---
                 163                                     51
                 ===                                    ===

  During 1997, the Company adopted SFAS 123 and pursuant to its provisions, elected to continue using the intrinsic-value method of accounting for stock-based awards granted to employees in accordance with APB 25. Accordingly, the Company has not recognized compensation expense for its stock-based awards to employees. The following table reflects pro forma net income and earnings per share had the Company elected to adopt the fair value approach of SFAS 123:

                                 1998   1997   1996
                                ------ ------ ------
   Net income:
     As reported                $1,850 $1,966 $1,214
     Pro forma                   1,749  1,870  1,185
   Diluted earnings per share:
     As reported                  0.89   0.95   0.65
     Pro forma                    0.84   0.91   0.64

  These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years.

  The weighted average fair values of options at their grant date during 1998, 1997 and 1996, where the exercise price equaled the market price on the grant date, were $10.82 and $9.09, and $7.67, respectively. The weighted average fair values of options at their grant date during 1998 and 1996, where the exercise price exceeded the market price on the grant date, were $8.55 and $6.20, respectively. No such options were granted during 1997. The estimated fair value of each option granted is calculated using the Black-Scholes option-pricing model. The weighted average assumptions used in the model were as follows:

                                  1998  1997  1996
                                  ----  ----  ----
   Risk-free interest rate        5.4%  6.4%  6.2%
   Expected years until exercise  6.0   6.1   7.1
   Expected stock volatility       23%   23%   23%
   Dividend yield                 .71%  .71%  .69%

10Detail of Certain Balance Sheet Accounts

                                                           1998     1997
---------------------------------------------------------------------------
Current Receivables
 Trade, net of allowances                                 $ 3,447  $ 3,002
 Other                                                        552      327
                                                          -------  -------
                                                          $ 3,999  $ 3,329
                                                          =======  =======
Accounts and taxes payable and other accrued liabilities
 Accounts payable                                         $ 3,792  $ 3,560
 Income taxes payable                                         --       383
 Payroll and employee benefits                                853      684
 Other                                                        122      121
                                                          -------  -------
                                                          $ 4,767  $ 4,748
                                                          =======  =======
Intangible assets
 Cost in excess of ABC's net assets acquired              $14,248  $14,307
 Trademark                                                  1,100    1,100
 FCC licenses                                               1,100    1,100
 Other                                                        474      211
 Accumulated amortization                                  (1,153)    (707)
                                                          -------  -------
                                                          $15,769  $16,011
                                                          =======  =======

11 Segments

Business Segments                 1998    1997    1996
---------------------------------------------------------
Revenues
 Creative Content                $10,302 $10,937 $10,159
 Broadcasting                      7,142   6,522   4,078
 Theme Parks and Resorts           5,532   5,014   4,502
                                 ------- ------- -------
                                 $22,976 $22,473 $18,739
                                 ======= ======= =======
Operating income
 Creative Content                $ 1,403 $ 1,882 $ 1,561
 Broadcasting                      1,325   1,294     782
 Theme Parks and Resorts           1,287   1,136     990
 KCAL gain                           --      135     --
 Accounting change                   --      --     (300)
                                 ------- ------- -------
                                 $ 4,015 $ 4,447 $ 3,033
                                 ======= ======= =======
Capital expenditures
 Creative Content                $   221 $   301 $   359
 Broadcasting                        245     152     113
 Theme Parks and Resorts           1,693   1,266   1,196
 Corporate                           155     203      77
                                 ------- ------- -------
                                 $ 2,314 $ 1,922 $ 1,745
                                 ======= ======= =======
Depreciation expense
 Creative Content                $   209 $   187 $   163
 Broadcasting                        122     104     104
 Theme Parks and Resorts             444     408     358
 Corporate                            34      39      47
                                 ------- ------- -------
                                 $   809 $   738 $   672
                                 ======= ======= =======
Identifiable assets
 Creative Content                $ 9,509 $ 8,832 $ 8,837
 Broadcasting                     20,099  19,036  19,576
 Theme Parks and Resorts           9,214   8,051   7,066
 Corporate                         2,556   2,578   1,862
                                 ------- ------- -------
                                 $41,378 $38,497 $37,341
                                 ======= ======= =======
Supplemental revenue data
 Creative Content
  Theatrical product             $ 5,085 $ 5,595 $ 5,472
  Consumer products                3,452   3,076   2,518
 Broadcasting
  Advertising                      5,287   4,937   3,092
 Theme Parks and Resorts
  Merchandise, food and beverage   1,780   1,754   1,555
  Admissions                       1,739   1,603   1,493

Geographic Segments    1998     1997     1996
------------------------------------------------
Revenues
 United States        $18,106  $17,868  $14,422
 United States export   1,036      874      746
 Europe                 2,215    2,073    2,086
 Rest of world          1,619    1,658    1,485
                      -------  -------  -------
                      $22,976  $22,473  $18,739
                      =======  =======  =======
Operating income
 United States        $ 3,468  $ 3,712  $ 2,229
 Europe                   369      499      633
 Rest of world            390      397      382
 Unallocated expenses    (212)    (161)    (211)
                      -------  -------  -------
                      $ 4,015  $ 4,447  $ 3,033
                      =======  =======  =======
Identifiable assets
 United States        $39,462  $36,706  $35,477
 Europe                 1,468    1,275    1,495
 Rest of world            448      516      369
                      -------  -------  -------
                      $41,378  $38,497  $37,341
                      =======  =======  =======

  During the second quarter of 1996, the Company implemented SFAS 121. This accounting standard changed the method that companies use to evaluate the carrying value of such assets by, among other things, requiring companies to evaluate assets at the lowest level at which identifiable cash flows can be determined. The implementation of SFAS 121 resulted in the Company recognizing a $300 million non-cash charge related principally to certain assets included in the Theme Parks and Resorts segment.

12 Financial Instruments

Investments
  As of September 30, 1998 and 1997, the Company held $126 million and $137 million, respectively, of securities classified as available for sale. In 1998, 1997 and 1996, realized gains and losses on available-for-sale securities, determined principally on an average cost basis, and unrealized gains and losses on available-for-sale securities were not material.

Interest Rate Risk Management
  The Company is exposed to the impact of interest rate changes. The Company's objective is to manage the impact of interest rate changes on earnings and cash flows and on the market value of its investments and borrowings. The Company maintains fixed rate debt as a percentage of its net debt between a minimum and maximum percentage, which is set by policy.

  The Company uses interest rate swaps and other instruments to manage net exposure to interest rate changes related to its borrowings and to lower its overall borrowing costs. Significant interest rate risk management instruments held by the Company at September 30, 1998 and 1997 included pay-floating and pay-fixed swaps, interest rate caps and swaption contracts. Pay-floating swaps effectively converted medium-term obligations to LIBOR-based or commercial paper variable rate instruments. These swap agreements expire in one to 14 years. Pay-fixed swaps and interest rate caps effectively converted floating rate obligations to fixed rate instruments. These instruments expire within one year. Swaption contracts were designated as hedges of floating rate debt and expired in 1998.

  The following table reflects incremental changes in the notional or contractual amounts of the Company's interest rate contracts during 1998 and 1997. Activity representing renewal of existing positions is excluded.

                      September 30,           Maturities/              SEPTEMBER 30,
                          1997      Additions Expirations Terminations     1998
------------------------------------------------------------------------------------
Pay-floating swaps       $ 2,086    $    950   $    (50)    $  (100)      $ 2,886
Pay-fixed swaps              950       6,000     (4,050)        --          2,900
Interest rate caps           --        3,100     (2,000)        --          1,100
Swaption contracts           300         --        (300)        --            --
                         -------    --------   --------     -------       -------
                         $ 3,336    $ 10,050   $ (6,400)    $  (100)      $ 6,886
                         =======    ========   ========     =======       =======
                      September 30,           Maturities/              September 30,
                          1996      Additions Expirations Terminations     1997
------------------------------------------------------------------------------------
Pay-floating swaps       $ 1,520    $  2,479   $    --      $(1,913)      $ 2,086
Pay-fixed swaps              900         850       (200)       (600)          950
Swaption contracts           --        1,100        --         (800)          300
Option contracts             --          593        --         (593)          --
Spreadlock contracts         --          470       (470)        --            --
                         -------    --------   --------     -------       -------
                         $ 2,420    $  5,492   $   (670)    $(3,906)      $ 3,336
                         =======    ========   ========     =======       =======

  The impact of interest rate risk management activities on income in 1998, 1997 and 1996, and the amount of deferred gains and losses from interest rate risk management transactions at September 30, 1998 and 1997 were not material.

Foreign Exchange Risk Management
  The Company transacts business in virtually every part of the world and is subject to risks associated with changing foreign exchange rates. The Company's objective is to reduce earnings and cash flow volatility associated with foreign exchange rate changes to allow management to focus its attention on its core business issues and challenges. Accordingly, the Company enters into various contracts which change in value as foreign exchange rates change to protect the value of its exiting foreign currency assets and liabilities, commitments and anticipated foreign currency revenues. By policy, the Company maintains hedge coverage between minimum and maximum percentages of its anticipated foreign exchange exposures for periods not to exceed five years. The gains and losses on these contracts offset changes in the value of the related exposures.

  It is the Company's policy to enter into foreign currency transactions only to the extent considered necessary to meet its objectives as stated above. The Company does not enter into foreign currency transactions for speculative purposes.

  The Company uses option strategies which provide for the sale of foreign currencies to hedge probable, but not firmly committed, revenues. While these hedging instruments are subject to fluctuations in value, such fluctuations are offset by changes in the value of the underlying exposures being hedged. The principal currencies hedged are the Japanese yen, French franc, German mark, British pound, Canadian dollar and Italian lira. The Company also uses forward contracts to hedge foreign currency assets, liabilities and foreign currency payments the Company is committed to make in connection with the construction of a cruise ship (see Note 13). Cross-currency swaps are used to hedge foreign currency-denominated borrowings.

  At September 30, 1998 and 1997, the notional amounts of the Company's foreign exchange risk management contracts, net of notional amounts of contracts with counterparties against which the Company has a legal right of offset, the related exposures hedged and the contract maturities are as follows:

                                  1998                         1997
                      ---------------------------- ----------------------------
                                          FISCAL                       Fiscal
                      NOTIONAL EXPOSURES   YEAR    Notional Exposures   Year
                       AMOUNT   HEDGED   MATURITY   Amount   Hedged   Maturity
                      -------- --------- --------- -------- --------- ---------
Option contracts       $2,966   $1,061   1999-2000  $3,460   $1,633   1998-1999
Forward contracts       2,053    1,773   1999-2000   2,284    1,725   1998-1999
Cross-currency swaps    1,678    1,678   1999-2003   1,812    1,812   1998-2001
                       ------   ------              ------   ------
                       $6,697   $4,512              $7,556   $5,170
                       ======   ======              ======   ======

  Gains and losses on contracts hedging anticipated foreign currency revenues and foreign currency commitments are deferred until such revenues are recognized or such commitments are met, and offset changes in the value of the foreign currency revenues and commitments. At September 30, 1998 and 1997, the Company had deferred gains of $245 million and $486 million respectively, and deferred losses of $118 million and $220 million, respectively, related to foreign currency hedge transactions. Deferred amounts to be recognized can change with market conditions and will be substantially offset by changes in the value of the related hedged transactions. The impact of foreign exchange risk management activities on operating income in 1998 and in 1997 was a net gain of $227 million and $166 million, respectively.

Fair Value of Financial Instruments
  At September 30, 1998 and 1997, the Company's financial instruments included cash, cash equivalents, investments, receivables, accounts payable, borrowings and interest rate and foreign exchange risk management contracts.

  At September 30, 1998 and 1997, the fair values of cash and cash equivalents, receivables, accounts payable and commercial paper approximated carrying values because of the short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on broker quotes or quoted market prices or rates for the same or similar instruments, and the related carrying amounts are as follows:

                                  1998                1997
                            ------------------  ------------------
                            CARRYING    FAIR    Carrying    Fair
                             AMOUNT    VALUE     Amount    Value
                            --------  --------  --------  --------
Investments                 $    686  $    765  $    769  $  1,174
Borrowings                  $(10,914) $(11,271) $(10,313) $(10,290)
Risk management contracts:
 Foreign exchange forwards  $     49  $     18  $     43  $     93
 Foreign exchange options         58       178       177       367
 Interest rate swaps              30       181        20        54
 Cross-currency swaps             25       (89)       17       (77)
                            --------  --------  --------  --------
                            $    162  $    288  $    257  $    437
                            ========  ========  ========  ========

Credit Concentrations
  The Company continually monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments and does not anticipate nonperformance by the counterparties. The Company would not realize a material loss as of September 30, 1998 in the event of nonperformance by any one counterparty. The Company enters into transactions only with financial institution counterparties which have a credit rating of A- or better.

The Company's current policy regarding agreements with financial institution counterparties is generally to require collateral in the event credit ratings fall below A- or in the event aggregate exposures exceed limits as defined by contract. In addition, the Company limits the amount of credit exposure with any one institution. At September 30, 1998, financial institution counterparties posted collateral of $83 million to the Company, and the Company was not required to collateralize its financial instrument obligations.

  The Company's trade receivables and investments do not represent significant concentration of credit risk at September 30, 1998, due to the wide variety of customers and markets into which the Company's products are sold, their dispersion across many geographic areas, and the diversification of the Company's portfolio among instruments and issuers.

New Accounting Guidance
  In June 1998, the Financial Accounting Standards Board ("the FASB") issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which the Company is required to adopt effective October 1, 1999. SFAS 133 will require the Company to record all derivatives on the balance sheet at fair value. Changes in derivative fair values will either be recognized in earnings as offsets to the changes in fair value of related hedged assets, liabilities and firm commitments or, for forecasted transactions, deferred and recorded as a component of other stockholders' equity until the hedged transactions occur and are recognized in earnings. The ineffective portion of a hedging derivative's change in fair value will be immediately recognized in earnings. The impact of SFAS 133 on the Company's financial statements will depend on a variety of factors, including future interpretative guidance from the FASB, the future level of forecasted and actual foreign currency transactions, the extent of the Company's hedging activities, the types of hedging instruments used and the effectiveness of such instruments. However, the Company does not believe the effect of adopting SFAS 133 will be material to its financial position.

13 Commitments and Contingencies

  Pursuant to an agreement with a shipyard for the construction of a cruise ship for its Disney Cruise Line, the Company is committed to make payments totaling approximately $290 million in 1999.

  The Company is committed to the purchase of broadcast rights for various feature films, sports and other programming aggregating approximately $14.7 billion as of September 30, 1998. This amount is substantially payable over the next six years.

  The Company has various real estate operating leases, including retail outlets for the distribution of consumer products and office space for general and administrative purposes. Future minimum lease payments under these non-cancelable operating leases totaled $2 billion at September 30, 1998, payable as follows:

             1999        $272
             2000         259
             2001         236
             2002         214
             2003         183
             Thereafter   819

  Rental expense for the above operating leases during 1998, 1997 and 1996, including overages, common-area maintenance and other contingent rentals, was $321 million, $327 million and $233 million, respectively.

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

14 Subsequent Event

  In April 1997, the Company purchased a significant equity stake in Starwave Corporation ("Starwave"), an internet technology company. In connection with the acquisition, the Company was granted an option to purchase substantially all the remaining shares of Starwave, which the Company exercised during the third quarter of 1998. Accordingly, the accounts of Starwave have been included in the Company's September 30, 1998 consolidated financial statements. On June 18, 1998, the Company reached an agreement for the acquisition of Starwave by Infoseek Corporation ("Infoseek"), a publicly-held internet search company, pursuant to a merger. On November 18, 1998, the shareholders of both Infoseek and Starwave approved the merger. As a result of the merger and the Company's purchase of additional shares of Infoseek common stock pursuant to the merger agreement, the Company owns approximately 43% of Infoseek's outstanding common stock. In addition, pursuant to the merger agreement, the Company purchased warrants enabling it, under certain circumstances, to achieve a majority stake in Infoseek. These warrants vest over a three-year period and expire in five years. Effective as of the November 18, 1998 closing date of the transaction, the Company will record a significant non-cash gain, a write-off for purchased in-process research and development costs and an increase in investments, reflecting the Company's share of the fair value of Infoseek's intangible assets. The Company is currently performing the necessary valuations to determine the gain, the research and development write-off and the amount of and amortization period for the intangible assets. Thereafter, the Company will account for its investment in Infoseek under the equity method. The merger is not expected to have a material effect on the Company's financial position.

                          QUARTERLY FINANCIAL SUMMARY
                     (In millions, except per share data)
                                  (Unaudited)

                               December 31 March 31 June 30 September 30
------------------------------------------------------------------------
1998
Revenues                         $6,339     $5,242  $5,248     $6,147
Operating income                  1,492        849     923        751
Net income                          755        384     415        296
Earnings per share (/1/)
  Diluted                          0.37       0.18    0.20       0.14
  Basic                            0.37       0.19    0.20       0.14
1997
Revenues                         $6,278     $5,481  $5,194     $5,520
Operating income (/2/)             1,562       864   1,060       961
Net income (/2/)                    749        333     473       411
Earnings per share (/1/)(/2/)
  Diluted                          0.36       0.16    0.23       0.20
  Basic                            0.37       0.16    0.23       0.20

--------
(1) Amounts have been adjusted to give effect to the three-for-one split of the Company's common shares effective June 1998. See Note 8 to the Consolidated Financial Statements.
(2) Reflects a $135 million gain on the sale of KCAL in the first quarter. The earnings per share impact of this gain was $0.04. See Note 2 to the Consolidated Financial Statements.

[DISNEY RECYCLING LOGO]