Form 10-Q
period 1998-12-31
WALT DISNEY CO/
filed 1999-02-16
CIK 1001039

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended December 31, 1998 Commission File Number 1-11605


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


     YES    X                  NO


   There were 2,055,792,165 shares of common stock outstanding as of
                           February 10, 1999
  (including 304,203  shares held by TWDC Stock  Compensation  Fund, an affiliate of the Company).

                 PART I.  FINANCIAL INFORMATION
                     THE WALT DISNEY COMPANY
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
         In millions, except per share data (unaudited)




                                             Three Months Ended
                                                 December 31
                                              1998          1997

Revenues                                    $ 6,589       $ 6,339

Costs and expenses                           (5,559)       (4,847)

Gain on sale of Starwave                        345            -
                                             ------        ------
Operating income                              1,375         1,492

Corporate and other activities                  (52)          (78)

Equity in Infoseek loss                         (84)           -

Net interest expense                           (164)         (134)
                                             ------        ------
Income before income taxes                    1,075         1,280

Income taxes                                   (453)         (525)
                                             ------        ------
Net income                                    $ 622         $ 755
                                             ======        ======
Earnings per share
  Diluted                                   $ 0.30         $ 0.37
                                             ======        ======
  Basic                                     $ 0.30         $ 0.37
                                             ======        ======
Average number of common and common
equivalent
 shares outstanding
  Diluted                                    2,076          2,067
                                             ======        ======
  Basic                                      2,050          2,019
                                             ======        ======





    See Notes to Condensed Consolidated Financial Statements

                     THE WALT DISNEY COMPANY
              CONDENSED CONSOLIDATED BALANCE SHEETS
                 In millions, except share data

                                                 December 31,   September 30,
                                                    1998            1998
                                                 (unaudited)
ASSETS
Current Assets
Cash and cash equivalents                         $1,194          $  127
Receivables                                        4,242           3,999
Inventories                                          836             899
Film and television costs                          3,305           3,223
Deferred income taxes                                458             463
Other assets                                         759             664
                                                  ------          ------
          Total current assets                    10,794           9,375

Film and television costs                          2,591           2,506
Investments                                        2,583           1,814
Theme parks,resorts and other property,at cost
Attractions, buildings and equipment              14,306          14,037
Accumulated depreciation                          (5,602)         (5,382)
                                                  ------          ------
                                                   8,704           8,655
Projects in progress                               1,368           1,280
Land                                                 414             411
                                                  ------          ------
                                                  10,486          10,346
Intangible assets, net                            15,706          15,769
Other assets                                       1,377           1,568
                                                  ------          ------
                                                $ 43,537        $ 41,378
                                                  ======          ======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts and taxes payable and other accrued
liabilities                                      $ 4,384         $ 4,767
Current portion of borrowings                      2,028           2,123
Unearned royalties and other advances                817             635
                                                  ------          ------
          Total current liabilities                7,229           7,525

Borrowings                                        11,077           9,562
Deferred income taxes                              2,764           2,488
Other long term liabilities, unearned
royalties and other advances                       2,466           2,415
Stockholders' Equity
Preferred stock, $.01 par value
    Authorized - 100 million shares
    Issued - none
Common stock, $.01 par value
    Authorized - 3.6 billion shares
    Issued - 2.1 billion shares                    9,001           8,995
Retained earnings                                 11,603          10,981
Cumulative translation and other                       -              13
                                                  ------          ------
                                                  20,604          19,989
Treasury stock, at cost, 29 million shares          (593)           (593)
Shares held by TWDC Stock Compensation Fund,
at cost -                                            (10)             (8)
0.4 million shares                                ------          ------
                                                  20,001          19,388
                                                  ------          ------
                                                $ 43,537        $ 41,378
                                                  ======          ======

    See Notes to Condensed Consolidated Financial Statements

                     THE WALT DISNEY COMPANY
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     In millions (unaudited)


                                              Three Months Ended
                                                 December 31
                                               1998         1997

NET INCOME                                     $622        $ 755

OPERATING ITEMS NOT REQUIRING CASH OUTLAYS
  Amortization of film and television costs     653          558
  Depreciation                                  207          190
  Amortization of intangibles                   108          106
  Gain on sale of Starwave                     (345)           -
  Other                                          95           35
CHANGES IN ASSETS AND LIABILITIES              (216)        (473)
                                               ----         ----
                                                502          416
                                               ----         ----
CASH PROVIDED BY OPERATIONS                   1,124        1,171
                                              -----        -----
INVESTING ACTIVITIES
  Film and television costs                  (1,000)        (921)
  Investments in theme parks, resorts and
    other property                             (347)        (487)
  Acquisitions (net of cash acquired)          (120)        (183)
  Other                                           2           87
                                              -----         ----
                                             (1,465)      (1,504)
 FINANCING ACTIVITIES
  Borrowings                                  1,478        1,947
  Reduction of borrowings                       (69)        (983)
  Repurchases of common stock                   (19)           -
  Dividends                                       -          (90)
  Other                                          18           29
                                              -----        -----
                                              1,408          903
                                              -----        -----
Increase in Cash and Cash Equivalents         1,067          570
Cash and Cash Equivalents, Beginning of
Period                                          127          317
                                              -----        -----
Cash and Cash Equivalents, End of Period     $1,194        $ 887
                                              =====        =====









    See Notes to Condensed Consolidated Financial Statements

                     THE WALT DISNEY COMPANY
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.These condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these condensed consolidated financial statements. Operating results for the quarter are not necessarily indicative of the results that may be expected for the year ending September 30, 1999. Certain reclassifications have been made in the fiscal 1998 financial statements to conform to the fiscal 1999 presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1998.

2.During the quarter,  the Company received net proceeds of  approximately  $378 million from commercial paper activity and an additional $1.1 billion through other financing arrangements having effective interest rates ranging from 5.25% to 5.29% and maturities in fiscal 2004 through 2009. Some of this debt is denominated in foreign currencies, which the Company has converted into U.S. dollar-denominated LIBOR-based variable rate debt by entering into cross-currency swaps.

3.In April 1997,  the Company  purchased a significant  equity stake in Starwave
  Corporation ("Starwave"), an internet technology company. In connection with the acquisition, the Company was granted an option to purchase substantially all the remaining shares of Starwave, which the Company exercised during the quarter ended June 30, 1998. Thereafter, the accounts of Starwave were included in the Company's consolidated financial statements.

  On June 18, 1998, the Company reached an agreement for the acquisition of Starwave by Infoseek Corporation ("Infoseek"), a publicly held internet search company, the purchase of additional shares of Infoseek common stock for $70 million and the purchase of warrants for $139 million, enabling it, under certain circumstances, to achieve a majority stake in Infoseek. These warrants vest over a three-year period and expire in five years. On November 18, 1998, the shareholders of both Infoseek and Starwave approved the acquisition. As a result of the acquisition and the Company's purchase of additional shares of Infoseek common stock pursuant to the merger agreement, the Company owns approximately 43% of Infoseek's outstanding common stock.

                     THE WALT DISNEY COMPANY
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


  Upon completion of this transaction, the Company recognized a non-cash gain of $345 million. The gain reflected the market value of the Infoseek shares received under a partial sale accounting model. As a result of its investment in Infoseek, the Company recorded intangible assets of $459 million, including $420 million of goodwill, which are being amortized over an estimated useful life of two years. The Company determined the economic useful life of the acquired goodwill by giving consideration to the useful lives of Infoseek's identifiable intangible assets, consisting of developed technology, trademarks and in-place workforce. In addition, the Company considered the competitive environment and the rapid pace of technological change in the internet industry.

  The Company accounts for its investment in Infoseek under the equity method of accounting. During the quarter ended December 31, 1998, the Company recorded $30 million of amortization related to intangible assets and a charge of $44 million for purchased in-process research and development expenditures, which have been reflected in "Equity in Infoseek loss" on the Company's Condensed Consolidated Statements of Income. As of December 31, 1998, the Company's recorded investment in Infoseek was $580 million. The quoted market value of the Company's Infoseek shares at December 31, 1998 was approximately $1.3 billion.

4.Dividends  per share for the quarter  ended  December 31, 1997 were $0.04.  On
  September 29, 1998, the Company's Board of Directors voted to begin paying dividends on an annual, rather than a quarterly basis, to reduce costs and simplify payments to stockholders. Accordingly, there were no dividend payments for the quarter ended December 31, 1998.

5.Diluted earnings per share amounts are based upon the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect. The difference between basic and diluted earnings per share for the Company is solely attributable to stock options. For the quarters ended December 31, 1998 and 1997, options for 26 million and 9 million shares, respectively, were excluded from the diluted earnings per share calculation.

                     THE WALT DISNEY COMPANY
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


6.In the current quarter,  the Company adopted Statement of Financial Accounting
  Standards No. 130, Reporting Comprehensive Income. This statement requires that the Company present comprehensive income, a measure that reflects all nonowner changes in equity, in addition to net income. Comprehensive income
  (loss) for the three months ended December 31, 1998 and 1997 is as follows (in millions):
[CAPTION]

                                         1998           1997

     Cumulative translation and other
      adjustments, net of tax           $ (8)          $  30
     Net income                          622             755
                                         ---             ---
     Comprehensive income              $ 614           $ 785
                                         ===             ===

                     The Walt Disney Company
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations


SEASONALITY

     The Company's businesses are subject to the effects of seasonality. Consequently, the operating results for the quarter ended December 31, 1998 for each business segment, and for the Company as a whole, are not necessarily indicative of results to be expected for the full year.

     Creative Content revenues fluctuate based upon the timing of theatrical motion picture and home video releases and seasonal consumer purchasing behavior. Release dates for theatrical and home video products are determined by several factors, including timing of vacation and holiday periods and competition in the market.

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

RESULTS OF OPERATIONS

Consolidated Results

               For the Quarter Ended December 31,
         (unaudited; in millions, except per share data)
[CAPTION]

                                        1998      1997      % Change

     Revenues                          $6,589    $6,339         4%
     Costs and expenses                (5,559)   (4,847)      (15)%
     Gain on sale of Starwave             345         -        n/m
                                       ------    ------
     Operating income                   1,375     1,492        (8)%
     Corporate and other activities       (52)      (78)       33%
     Equity in Infoseek loss              (84)        -        n/m
     Net interest expense                (164)     (134)      (22)%
                                        -----     -----
     Income before income taxes         1,075     1,280       (16)%
     Income taxes                        (453)     (525)       14%
                                        -----     -----
     Net income                         $ 622     $ 755       (18)%
                                        =====     =====

     Earnings per share
      Diluted                          $ 0.30    $ 0.37       (19)%
                                        =====     =====
      Basic                            $ 0.30    $ 0.37       (19)%
                                        =====     =====
    Amortization of intangible assets
     included in operating income       $ 108    $ 106
                                        =====    =====

                     The Walt Disney Company
             Management's Discussion and Analysis of
    Financial Condition and Results of Operations (continued)


     Net income and diluted earnings per share for the quarter decreased 18% and 19% to $622 million and $0.30, respectively. These results were driven by a decline in operating income, an increase in net interest expense and equity in Infoseek's loss, partially offset by the gain on sale of Starwave and lower expenses associated with corporate and other activities. Decreased operating income reflected significantly lower results from Creative Content and Broadcasting activities, partially offset by improvements from Theme Parks and Resorts. Net interest expense increased due to gains from sales of investments in the prior year quarter and higher average debt balances in the current quarter. Net expense associated with corporate and other activities reflected improved results from the Company's equity investments, including Euro Disney, A&E Television and Lifetime Television. Excluding the Starwave gain and the impact of Infoseek, operating income, net income and earnings per share were $1.0 billion, $470 million and $0.23, respectively.

     On November 18, 1998, the Company completed its acquisition of a 43% equity interest in Infoseek, an internet search company (discussed more fully in footnote 3 to the financial statements). In that transaction, Infoseek exchanged shares of its common stock for the Company's interest in Starwave Corporation, an internet technology company. As a result of the exchange of its Starwave investment, the Company recognized a non-cash gain of $345 million. Also during the quarter, the Company recorded $30 million of amortization related to goodwill and other identifiable intangible assets and a charge of $44 million for purchased in-process research and development expenditures, which have been reflected in "Equity in Infoseek loss" on the Company's Condensed Consolidated Statements of Income. Acquired intangible assets are being amortized over a period of two years.

     The Company determined the economic useful life of acquired goodwill by giving consideration to the useful lives of Infoseek's identifiable intangible assets, consisting of developed technology, trademarks and in-place workforce. In addition, the company considered the competitive environment and the rapid pace of technological change in the internet industry.

                     The Walt Disney Company
             Management's Discussion and Analysis of
    Financial Condition and Results of Operations (continued)


Business Segment Results
[CAPTION]

                                 For the Quarter Ended December 31,
                                     (Unaudited; in millions)
                                    1998       1997      %Change
  Revenues:
   Creative Content                $2,941      $3,015     (2)%
   Broadcasting                     2,214       2,064      7%
   Theme Parks & Resorts            1,434       1,260     14%
                                    -----       -----
   Total                           $6,589      $6,339      4%
                                    =====       =====
  Operating Income:(1)
   Creative Content                  $430       $ 700    (39)%
   Broadcasting                       265         505    (48)%
   Theme Parks & Resorts              335         287     17%
                                    -----       -----
                                    1,030       1,492    (31)%
   Gain on Sale of Starwave           345           -     n/m
                                    -----       -----
   Total                           $1,375     $ 1,492     (8)%
                                    =====       =====
  (1) Includes depreciation and amortization (excluding film costs) of:

   Creative Content                $   51       $  52
   Broadcasting                       137         134
   Theme Parks & Resorts              120          98
                                     ----        ----
                                   $  308       $ 284
                                     ====        ====

                        Creative Content

  Revenues decreased 2% or $74 million to $2.9 billion, driven by declines of $133 million in home video, $31 million in the
Disney  Stores and $13 million in  character  merchandise  licensing,  partially offset by growth of $120 million in theatrical motion
    picture distribution. The decline in home video revenues reflected fewer unit sales domestically, despite the successful release of The Lion King II: Simba's Pride, which faced difficult comparisons to the combined results of Belle's Enchanted
Christmas, The Jungle Book and George of the Jungle in the prior year. Lower revenues at the Disney Stores reflected a decline in comparable store sales domestically. Softness in character merchandise licensing revenues was primarily attributable to continued economic weakness abroad, partially offset by growth domestically, driven by the continued strength of Winnie the Pooh. Growth in theatrical motion picture distribution revenues was attributable to the domestic box office successes of The
         Waterboy, Enemy of the State and A Bug's Life.

                     The Walt Disney Company
             Management's Discussion and Analysis of
    Financial Condition and Results of Operations (continued)


     Operating income decreased 39% or $270 million to $430 million, reflecting declines in worldwide home video, the Disney Stores domestically and international character merchandise licensing. These decreases were partially offset by increased domestic theatrical motion picture distribution results. Costs and expenses, which consist primarily of production cost amortization, distribution and selling expenses, participations, product cost, labor and occupancy, increased 8% or $196 million. This increase was primarily due to higher production and participation cost amortization and distribution costs in the theatrical motion picture market and production cost amortization in the home video market. Increases in production cost amortization are reflective of industry trends: as competition for creative talent has increased, costs within the industry have increased at a rate significantly above inflation.

Broadcasting

     Revenues increased 7% or $150 million to $2.2 billion, driven by growth of $154 million from ESPN and the Disney Channel. Revenue growth at ESPN was driven by additional NFL games under the 1998 NFL contract. Revenue growth at the Disney Channel was due to subscriber growth and international expansion. Revenues were essentially flat at the television network, as improved results from college bowl games were offset by lower news ratings. There has been a continuing decline in viewership at all major broadcast networks, including ABC, reflecting the growth in the cable industry's share of viewers. In addition, there have been continuing increases in the cost of sports and other programming.

     Operating income decreased 48% or $240 million to $265 million, reflecting increased programming costs at the television network and ESPN, partially offset by revenue increases at ESPN and the Disney Channel. Costs and expenses, which consist primarily of programming rights and amortization, production costs, distribution and selling expenses and labor costs, increased 25% or $390 million, driven by higher NFL sports programming costs at the television network and ESPN. In addition, higher program amortization at the television network reflected a reduction in benefits from the ABC acquisition.

     The programming rights fees under the 1998 NFL contract are significantly higher than those required by the previous contract and the fee increases exceed the estimated revenue increases over the contract term. The contract's impact on the Company's results over the remaining contract term is dependent upon a number of factors, including the strength of advertising markets, effectiveness of marketing efforts and the size of viewer audiences.

                     The Walt Disney Company
             Management's Discussion and Analysis of
    Financial Condition and Results of Operations (continued)


     The cost of the NFL contract is charged to expense based on the ratio of each period's gross revenues to estimated total gross revenues. Estimates of total gross revenues can change significantly and, accordingly, they are reviewed periodically and amortization is adjusted if necessary. Such adjustments could have a material effect on results of operations in future periods.

Theme Parks and Resorts

     Revenues increased 14% or $174 million to $1.4 billion, driven by growth at the Walt Disney World Resort of $64 million due to record theme park attendance and $51 million from Disney Cruise Line. Revenues also increased $23 million due to record attendance at Disneyland. Record attendance at the Walt Disney World Resort was driven by the new theme park, Disney's Animal Kingdom. Record attendance at Disneyland was due in part to a successful Christmas holiday program.

     Operating income increased $48 million or 17% to $335 million, resulting primarily from record theme park attendance at both the Walt Disney World Resort and Disneyland. Costs and expenses, which consist principally of labor, costs of merchandise, food and beverages sold, depreciation, repairs and maintenance, entertainment and marketing and sales expenses, increased $126 million or 13%. Increased operating costs were driven by higher theme park attendance and Disney Cruise Line operations.

FINANCIAL CONDITION

     For the quarter ended December 31, 1998, cash provided by operations decreased $47 million to $1.1 billion, driven by decreased net income, partially offset by lower tax payments, due to timing, and higher film and television amortization.

     During the quarter, the Company invested $690 million to develop, produce and acquire rights to film and television properties and $310 million in connection with a prior year agreement to acquire a film library.

     During the quarter, the Company invested $347 million in theme parks, resorts and other properties. These expenditures reflected continued expansion activities related to Disney's California Adventure, Disney's Animal Kingdom, Disney Cruise Line and certain resort facilities at the Walt Disney World Resort.

     Total commitments to purchase broadcast programming approximated $13.4 billion at December 31, 1998 including approximately $8 billion related to NFL programming. Substantially all of this amount is payable over the next six years.
                     The Walt Disney Company
             Management's Discussion and Analysis of
    Financial Condition and Results of Operations (continued)


     The Company expects the ABC Television Network, ESPN and the Company's television and radio stations to continue to enter into programming commitments to purchase the broadcast rights for various feature films, sports and other programming.

     During the quarter,  the Company received  approximately  $378 million from net commercial paper activity and $1.1 billion from other financing arrangements. Commercial paper borrowings outstanding as of December 31, 1998 totaled $2.6 billion, with maturities of up to one year, supported by bank facilities totaling $5.2 billion, which expire in one to four years and allow for borrowings at various interest rates. The Company also has the ability to borrow under a U.S. shelf registration statement and a euro medium-term note program, which collectively permit the issuance of up to approximately $4.7 billion of additional debt.

     The Company believes that its financial condition is strong and that its cash, other liquid assets, operating cash flows, access to equity capital markets and borrowing capacity, taken together, provide adequate resources to fund ongoing operating requirements and future capital expenditures related to the expansion of existing businesses and development of new projects.


OTHER MATTERS

     During the quarter, the Company continued its efforts to minimize the risk of disruption from the "year 2000 (`Y2K') problem." This problem is a result of computer programs having been written using two digits (rather than four) to define the applicable year. The Company's overall plan to address the Y2K problem is described more fully in its 1998 Annual Report on Form 10-K, and the following is an update of the information included therein.

     IT Systems. Remediation efforts (including testing and certification) continued with respect to the Company's previously identified "critical" and "important" business ("information technology" or "IT") systems. The Company continues to expect that the bulk of these systems will be tested and certified as Y2K compliant by July 31, 1999, although remediation of a small number of critical or important business systems may not be completed until October 1999.

                     The Walt Disney Company
             Management's Discussion and Analysis of
    Financial Condition and Results of Operations (continued)


     Non-IT Systems. Also during the quarter, the Company completed its inventory of third-party and internal embedded, or "non-IT" systems. Company representatives began meeting with vendors of equipment used in the Company's theme parks, hotels and owned office buildings and with property managers of important leased properties worldwide to ensure that the equipment is Y2K compliant. Testing for these embedded systems is expected to be completed by mid-1999. Additionally, testing plans are being developed and some vendor validation has occurred for other key embedded systems, such as satellite transmission, broadcast and cruise line navigation systems. Testing for some of these systems will require taking them off-line for varying periods, which may cause temporary interruptions in particular business operations, although such interruptions are not expected to materially impact operations. In appropriate cases, the Company will be relying upon vendors' laboratory testing and certification documents to validate that the related systems are Y2K compliant. Where the Company does not have adequate assurance that remediation efforts by third parties are on schedule, contingency plans are being developed to minimize potential disruption from embedded system failures. Validation efforts are expected to continue through October 1999.

     Contingency Planning. Contingency planning also continued at all business units under the leadership of the Company's Y2K task force. These plans are intended to provide guidance and alternatives for unexpected failures of internal systems, as well as external failures (such as electricity, communications and transportation) that may impede any business unit's ability to operate normally. Plans also provide for staffing of crisis management teams; identification of methods for ensuring prioritization of remedial efforts; storage of emergency inventories, and the development of plans for business resumption in the event of extended disruptions.

     Costs. Total anticipated expenditures related to the Y2K project remain on target at approximately $261 million, of which approximately $142 million is expected to be capitalized.

                     The Walt Disney Company
             Management's Discussion and Analysis of
    Financial Condition and Results of Operations (continued)


     Based upon its efforts to date, the Company continues to believe that the vast majority of both its IT and its non-IT systems, including all critical and important systems, will remain up and running after January 1, 2000. Accordingly, the Company does not currently anticipate that internal systems failures will result in any material adverse effect to its operations or financial condition. At this time, the Company continues to believe that the most likely "worst-case" scenario involves potential disruptions in areas in which the Company's operations must rely on such third parties whose systems may not work properly after January 1, 2000. In addition, the Company's international operations may be adversely affected by failures of businesses in other parts of the world to take adequate steps to address the Y2K problem. While such failures could affect important operations of the Company and its subsidiaries, either directly or indirectly, in a significant manner, the Company cannot at present estimate either the likelihood or the potential cost of such failures.

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

FORWARD LOOKING STATEMENTS

     The Private Securities Litigation Reform Act of 1995 (the "Act") provides a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or oral statements that are "forward-looking," including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to the Company's stockholders. All statements that express expectations and projections with respect to future matters, including the launching or prospective development of new business initiatives; anticipated motion picture or television releases; internet or theme park and resort projects; Y2K remediation efforts, are forward-looking statements within the meaning of the Act. These statements are made on the basis of management's views and assumptions, as of the time the statements are made, regarding future events and business performance. There can be no assurance, however, that management's expectations will necessarily come to pass.

     Factors that may affect forward-looking statements. For an enterprise as large and complex as the Company, a wide range of factors could materially affect future developments and performance. A list of such factors, is set forth in the Company's Annual Report on Form 10-K for the year ended September 30, 1998.

                   PART II. OTHER INFORMATION
                     THE WALT DISNEY COMPANY


Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits
       10Letter agreement, dated December 29, 1998, between the Company and Michael D. Eisner

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


February 16, 1999
Burbank, California