Form 10-K/A
period 1998-09-30
WALT DISNEY CO/
filed 1999-04-12
CIK 1001039

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 1998        Commission File Number 1-
                                                    11605


                       [LOGO OF THE WALT DISNEY COMPANY]

Incorporated in Delaware                            I.R.S. Employer
                                                    Identification
500 South Buena Vista Street, Burbank, California 91521
(818) 560-1000                                            No. 95-4545390


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

                      Documents Incorporated by Reference

  Certain information required for Part III of this report is incorporated herein by reference to the proxy statement for the 1999 annual meeting of the Company's stockholders.

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

                                         THE WALT DISNEY COMPANY
                          -----------------------------------------------------
                                              (Registrant)


Principal Financial and Accounting
Officers
THOMAS O. STAGGS                     Executive Vice President and    April 12, 1999
----------------------------------   Chief Financial Officer
(Thomas O. Staggs)

JOHN J. GARAND                       Senior Vice President-          April 12, 1999
----------------------------------   Planning and Control
(John J. Garand)