Form 10-Q/A
period 1998-12-31
WALT DISNEY CO/
filed 1999-04-12
CIK 1001039

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549



                             FORM 10-Q / A


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

(a)   Exhibits
        10 Letter agreement, dated December 29, 1998, between the Company and Michael D. Eisner

(b)   Reports on Form 8-K
         1 Current Report on Form 8-K dated November 18, 1998, with respect to the Company's acquisition of an interest in Infoseek Corporation

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


April 12, 1999
Burbank, California