Form 10-Q
period 1999-03-31
WALT DISNEY CO/
filed 1999-05-17
CIK 1001039

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549



                               FORM 10-Q


          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended March 31, 1999      Commission File Number 1-11605



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


      YES    X         NO


 There were 2,059,309,922 shares of common stock outstanding as of May 11, 1999

                     PART I. FINANCIAL INFORMATION
                        THE WALT DISNEY COMPANY
              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             In millions, except per share data (unaudited)

[CAPTION]

                                       Three Months     Six Months Ended
                                           Ended
                                         March 31           March 31
                                     ------------------ -----------------
                                      1999     1998      1999      1998
                                     -------- --------  -------- ---------

Revenues                              $5,510   $5,242    $12,099  $11,581

Costs and expenses                    (4,781)  (4,393)   (10,340)  (9,240)

Gain on sale of Starwave                   -        -        345        -
                                     -------- --------  -------- ---------

Operating income                         729      849      2,104    2,341

Corporate and other activities           (85)     (48)      (137)    (126)

Equity in Infoseek loss                  (75)       -       (159)       -

Net interest expense                    (174)    (150)      (338)    (284)
                                     -------- --------  -------- ---------

Income before income taxes               395      651      1,470    1,931

Income taxes                            (169)    (267)      (622)    (792)
                                     -------- --------  -------- ---------

Net income                             $ 226    $ 384      $ 848   $1,139
                                     ======== ========  ======== =========

Earnings per share

      Diluted                        $  0.11  $  0.18    $  0.41  $  0.55
                                     ======== ========  ======== =========

      Basic                          $  0.11  $  0.19    $  0.41  $  0.56
                                     ======== ========  ======== =========
Average number of common and
common equivalent shares outstanding

      Diluted                          2,089    2,079      2,083    2,073
                                     ======== ========  ======== =========

      Basic                            2,054    2,037      2,052    2,028
                                     ======== ========  ======== =========






        See Notes to Condensed Consolidated Financial Statements

                        THE WALT DISNEY COMPANY
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                     In millions, except share data
[CAPTION]

                                                 March 31,   September 30,
                                                   1999         1998
                                                -----------   ----------
                                                (unaudited)
ASSETS
Current Assets
   Cash and cash equivalents                      $  790       $  127
   Receivables                                     4,036        3,999
   Inventories                                       850          899
   Film and television costs                       3,381        3,223
   Deferred income taxes                             455          463
   Other assets                                      814          664
                                                   -----       ------
           Total current assets                   10,326        9,375

Film and television costs                          2,575        2,506
Investments                                        2,549        1,814
Theme parks, resorts and other property,
at cost
   Attractions, buildings and equipment           14,775       14,037
   Accumulated depreciation                       (5,769)      (5,382)
                                                  ------       ------
                                                   9,006        8,655
   Projects in progress                            1,361        1,280
   Land                                              414          411
                                                    ----         ----
                                                  10,781       10,346
Intangible assets, net                            15,800       15,769
Other assets                                       1,443        1,568
                                                   -----        -----
                                                $ 43,474      $41,378
                                                  ======       ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts and taxes payable and other          $ 4,210      $ 4,767
   accrued liabilities
   Current portion of borrowings                   2,017        2,123
   Unearned royalties and other advances             893          635
                                                   -----        -----
           Total current liabilities               7,120        7,525

Borrowings                                        10,523        9,562
Deferred income taxes                              2,804        2,488
Other long term liabilities, unearned              2,672        2,415
royalties and other advances
Stockholders' Equity
   Preferred stock, $.01 par value
     Authorized - 100 million shares
     Issued - none
   Common stock, $.01 par value
     Authorized - 3.6 billion shares
     Issued - 2.1 billion shares                   9,145        8,995
   Retained earnings                              11,829       10,981
   Cumulative translation and other                   (6)          13
                                                   ------       -----
                                                  20,968       19,989
   Treasury stock, at cost, 29 million shares       (605)        (593)
   Shares held by TWDC Stock Compensation
   Fund, at cost -                                    (8)          (8)
                                                    ----         ----
   0.3 million and 0.4 million shares
                                                  20,355       19,388
                                                  ------       ------
                                                $ 43,474     $ 41,378
                                                  ======       ======

        See Notes to Condensed Consolidated Financial Statements

                        THE WALT DISNEY COMPANY
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        In millions (unaudited)

[CAPTION]

                                                  Six Months Ended
                                                      March 31
                                              --------------------------
                                                1999            1998
                                              ----------      ----------

 NET INCOME                                   $    848        $ 1,139
                                                -------        --------

OPERATING ITEMS NOT REQUIRING CASH OUTLAYS
   Amortization of film and television costs     1,287          1,159
   Depreciation                                    408            373
   Amortization of intangibles                     215            213
   Gain on sale of Starwave                       (345)             -
   Other                                           164            (26)

CHANGES IN Assets and Liabilities                  (98)          (321)
                                                -------        --------
                                                 1,631          1,398
                                                -------        --------
CASH PROVIDED BY OPERATIONS                      2,479          2,537
                                                -------        --------
INVESTING ACTIVITIES
   Film and television costs                    (1,625)        (1,683)
   Investments in theme parks, resorts and        (737)          (864)
other property
   Acquisitions (net of cash acquired)            (230)          (183)
   Other                                             2            175
                                                -------        --------
                                                -------
                                                (2,590)        (2,555)
                                                -------        --------
FINANCING ACTIVITIES
   Commercial paper borrowings, net                134            456
   Other borrowings                              1,318            995
   Reduction of borrowings                        (758)        (1,050)
   Dividends                                         -           (197)
   Repurchases of common stock                     (19)             -
   Other                                            99             94
                                                -------        --------
                                                   774            298
                                                -------        --------

Increase in Cash and Cash Equivalents              663            280
Cash and Cash Equivalents, Beginning of Period     127            317
                                                -------        --------

Cash and Cash Equivalents, End of Period      $    790        $   597
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

2. During the six months, the Company received net proceeds of approximately $134 million from commercial paper activity and an additional $1.3 billion through other financing arrangements having effective interest rates ranging from 4.75% to 5.29% and maturities in fiscal 2000 through 2039. Some of this debt is denominated in foreign currencies, which the Company has converted into U.S. dollar-denominated LIBOR-based variable rate debt by entering into cross-currency swaps.

3. In April 1997, the Company purchased a significant equity stake in Starwave Corporation ("Starwave"), an internet technology company. In connection with the acquisition, the Company was granted an option to purchase substantially all the remaining shares of Starwave, which the Company exercised during the quarter ended June 30, 1998. Thereafter, the accounts of Starwave were included in the Company's consolidated financial statements.

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

                        THE WALT DISNEY COMPANY
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


   Upon completion of this transaction, the Company recognized a non-cash gain of $345 million. The gain reflected the market value of the Infoseek shares received under a partial sale accounting model. As a result of its investment in Infoseek, the Company recorded intangible assets of $460 million, including $421 million of goodwill, which are being amortized over an estimated useful life of two years. The Company determined the economic useful life of the acquired goodwill by giving consideration to the useful lives of Infoseek's identifiable intangible assets, consisting of developed technology, trademarks and in-place workforce. In addition, the Company considered the competitive environment and the rapid pace of technological change in the internet industry.

   The Company accounts for its investment in Infoseek under the equity method of accounting. For the quarter and six months ended March 31, 1999, the Company recorded $60 million and $90 million of amortization related to intangible assets, respectively. During the first quarter, the Company recorded a charge of $44 million for purchased in-process research and development expenditures. The amortization of intangible assets and the charge for research and development expenditures have been reflected in "Equity in Infoseek loss" in the Company's Condensed Consolidated Statements of Income. As of March 31, 1999, the Company's recorded investment in Infoseek was $644 million. The quoted market value of the Company's Infoseek shares at March 31, 1999 was approximately $1.9 billion.

4. Dividends per share for the quarter and six months ended March 31, 1998 were $0.05 and $0.09, respectively. On September 29, 1998, the Company's Board of Directors adopted a policy of considering the declaration and payment of dividends on an annual, rather than a quarterly basis, to reduce costs and simplify payments to stockholders. Accordingly, there were no dividend payments for the six month period ended March 31, 1999.

5. Diluted earnings per share amounts are calculated using the treasury stock method and are based upon the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares are excluded from the computation in periods in which they would have an anti-dilutive effect. The difference between basic and diluted earnings per share for the Company is solely attributable to stock options, which are considered anti-dilutive when option exercise prices exceed the weighted average market price per share of common stock during the period. For the quarters ended March 31, 1999 and 1998, options for 17 million and 6 million shares, respectively, were excluded from the diluted earnings per share calculation. For the six-month periods, options for 22 million and 9 million shares, respectively, were excluded.

                        THE WALT DISNEY COMPANY
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


6. In the first quarter, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. This statement requires that the Company present comprehensive income, a measure that reflects all nonowner changes in equity, in addition to net income. Comprehensive income
   (loss) for the periods ended March 31, 1999 and 1998 is as follows (in millions):
[CAPTION]

                                Three Months Ended     Six Months Ended
                                    March 31,             March 31,
                               --------------------- ---------------------
                                 1999       1998       1999       1998
                               ---------  ---------- ---------- ----------
Cumulative translation and other
   adjustments, net of tax$       (3)      $  18      $(11)     $   12
Net income                       226         384       848       1,139
                                ----        ----       ---       -----

   Comprehensive income         $223       $ 402      $837      $1,151
                                 ===        ====       ===       =====

                             The Walt Disney Company
                   Management's Discussion and Analysis of
                Financial Condition and Results of Operations


SEASONALITY

      The Company's businesses are subject to the effects of seasonality. Consequently, the operating results for the quarter and six months ended March 31, 1999 for each business segment, and for the Company as a whole, are not necessarily indicative of results to be expected for the full year.

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

RESULTS OF OPERATIONS

Consolidated Results - Quarter
[CAPTION]


                    For the Quarter Ended March 31,
             (unaudited; in millions, except per share data)

                                      1999       1998       % Change

      Revenues                      $5,510      $5,242         5%
      Costs and expenses            (4,781)     (4,393)       (9)%
                                    -------     -------
      Operating income                 729         849       (14)%
      Corporate and other              (85)        (48)      (77)%
      activities
      Equity in Infoseek loss          (75)          -        n/m
      Net interest expense            (174)       (150)      (16)%
                                     ------     -------
      Income before income taxes       395         651       (39)%
      Income taxes                    (169)       (267)       37%
                                     ------     -------
      Net income                     $ 226       $ 384       (41)%
                                       ===         ===

      Earnings per share
         Diluted                    $ 0.11       $  0.18     (39)%
                                      ====         =====
         Basic                      $ 0.11       $  0.19     (42)%
                                      ====         =====
      Amortization of
        intangible assets included
        in operating income         $  107       $   107

                             The Walt Disney Company
                   Management's Discussion and Analysis of
          Financial Condition and Results of Operations (continued)


      Net income and diluted earnings per share for the quarter decreased 41% and 39% to $226 million and $0.11, respectively. These results were driven by a decline in operating income, an increase in net interest expense, equity in Infoseek's loss, which includes amortization of intangible assets of $60 million, and higher net expense associated with corporate and other activities. Excluding the impact of Infoseek, net income and earnings per share were $269 million and $0.13, respectively. Decreased operating income reflected significantly lower results from Creative Content, partially offset by improvements from Theme Parks and Resorts and Broadcasting. The increase in net expense associated with corporate and other activities reflected a one-time $38 million gain on the sale of the Company's investment in Scandinavian Broadcast System in the prior year quarter, offset by improved results from the Company's equity investments, including Euro Disney, A&E Television and Lifetime Television in the current period. Net interest expense increased due to gains from sales of investments in the prior year and higher average debt balances in the current quarter.

Consolidated Results - Six Months
[CAPTION]

                   For the Six Months Ended March 31,
             (unaudited; in millions, except per share data)

                                        1999       1998      % Change

      Revenues                        $12,099     $11,581        4%
      Costs and expenses              (10,340)     (9,240)     (12)%
      Gain on sale of Stawave             345           -       n/m
                                       ------      ------
      Operating income                  2,104       2,341      (10)%
      Corporate and other activities     (137)       (126)      (9)%

      Equity in Infoseek loss            (159)          -       n/m
      Net interest expense               (338)       (284)     (19)%

      Income before income taxes        1,470       1,931      (24)%
      taxes
      Income taxes                       (622)       (792)      21%
                                         ----        ----
      Net income                        $ 848     $ 1,139      (26)%
                                          ===

      Earnings per share
         Diluted                       $ 0.41     $  0.55      (25)%
                                         ====       =====
         Basic                         $ 0.41     $  0.56      (27)%
                                         ====       =====
      Amortization of intangible assets
       included in operating income    $  215     $  213
                                          ===        ===



                             The Walt Disney Company
                   Management's Discussion and Analysis of
          Financial Condition and Results of Operations (continued)


      Net income and diluted earnings per share decreased 26% and 25% to $848 million and $0.41, respectively. These results were driven by a decrease in operating income, equity in Infoseek's loss, which includes amortization of intangible assets of $90 million and a $44 million charge for purchased in-process research and development expenditures, and increases in net interest expense and net expense associated with corporate and other activities, partially offset by the gain on the sale of Starwave, as discussed below. Excluding the impact of Infoseek, operating income, net income and earnings per share were $1.8 billion, $739 million and $0.36, respectively. Decreased operating income reflected significantly lower results from Creative Content and Broadcasting activities, partially offset by improvements from Theme Parks and Resorts. Net interest expense increased due to gains from sales of investments in the prior year and higher average debt balances in the current year. Net expense associated with corporate and other activities reflected a one-time gain on the sale of the Company's investment in Scandinavian Broadcast System in the prior period, partially offset by improved results from the Company's equity investments, including Euro Disney, A&E Television and Lifetime Television in the current period.

      While the Company expects operating results to improve somewhat during the second half of the year compared to the prior year, these improvements are not expected to overcome the declines experienced in the first six months of the year. As a result, the Company is in the process of taking a number of steps, including an across-the-board assessment of its cost structure, to address the situation.

      On November 18, 1998, the Company completed its acquisition of a 43% equity interest in Infoseek, an internet search company (discussed more fully in footnote 3 to the financial statements). In that transaction, Infoseek exchanged shares of its common stock for the Company's interest in Starwave Corporation, an internet technology company. As a result of the exchange of its Starwave investment, the Company recognized a non-cash gain of $345 million. Also during the six months, the Company recorded $90 million of amortization related to goodwill and other identifiable intangible assets and a charge of $44 million for purchased in-process research and development expenditures, which have been reflected in "Equity in Infoseek loss" on the Company's Condensed Consolidated Statements of Income. Acquired intangible assets are being amortized over a period of two years. The impact of such charges is expected to be $120 million for the remaining six months of 1999, $240 million in 2000 and $39 million in 2001.

      The Company determined the economic useful life of acquired goodwill by giving consideration to the useful lives of Infoseek's identifiable intangible assets, consisting of developed technology, trademarks and in-place workforce. In addition, the company considered the competitive environment and the rapid pace of technological change in the internet industry.

                             The Walt Disney Company
                   Management's Discussion and Analysis of
          Financial Condition and Results of Operations (continued)


Business Segment Results - Quarter
[CAPTION]

                                      For the Quarter Ended March 31,
                                         (unaudited; in millions)
                                    -----------------------------------
                                       1999         1998        %Change
  Revenues:
     Creative Content                $2,393        $2,409         (1)%
     Broadcasting                     1,709         1,589          8%
     Theme Parks & Resorts            1,408         1,244         13%
                                      -----         -----
     Total                           $5,510        $5,242          5%
                                      =====         =====
  Operating Income: (1)
     Creative Content                 $ 163         $ 339        (52)%
     Broadcasting                       261           239          9%
     Theme Parks & Resorts              305           271         13%
                                        ---           ---
     Total                            $ 729         $ 849        (14)%
                                        ===           ===





  (1) Includes depreciation and amortization (excluding film costs) of:
     Creative Content                 $  50         $  50
     Broadcasting                       138           135
     Theme Parks & Resorts              113           104
                                      $ 301         $ 289
                                        ===           ===


Creative Content

      Revenues decreased 1% or $16 million to $2.4 billion, driven by declines of $154 million in domestic home video, $76 million in worldwide character merchandise licensing and $16 million in the Disney Stores domestically, partially offset by growth of $141 million in worldwide theatrical motion picture distribution, $51 million in international home video and $16 million in international television distribution. The decline in domestic home video revenues reflected fewer unit sales, despite the successful release of Mulan, which faced difficult comparisons to the combined revenue from The Little Mermaid and Peter Pan in the prior year quarter. Softness in worldwide character merchandise licensing revenues was primarily attributable to lower activity domestically, as sales of merchandise associated with this year's film and television programming fell short of prior year performance, and continued economic weakness abroad. Lower revenues in the Disney Stores resulted from a decline in comparative store sales domestically. Growth in worldwide theatrical motion picture distribution revenues was primarily attributable to the box office successes of A Bug's Life, Enemy of the State and Armageddon internationally and A Civil Action domestically. Improved international home video revenues were driven by the successful release of The Lion King II:
Simba's Pride. Growth in international television distribution revenue reflected increased activity, primarily in Europe.

                             The Walt Disney Company
                   Management's Discussion and Analysis of
          Financial Condition and Results of Operations (continued)


      Operating income decreased 52% or $176 million to $163 million, reflecting declines in domestic home video, worldwide character merchandise licensing and The Disney Stores domestically. These decreases were partially offset by increased results in worldwide theatrical motion picture distribution, international home video and international television distribution. Costs and expenses, which consist primarily of production cost amortization, distribution and selling expenses, participations, product cost, labor and occupancy, increased 8% or $160 million. Increases in production cost amortization and selling expenses, primarily due to an increase in the proportion of recent titles versus classic animated library titles in the current quarter compared to the prior year quarter, contributed to the  decline in  domestic  home video
results.  Improved  results in  worldwide theatrical   motion   picture
distribution, international home video and international television distribution were partially offset by higher distribution costs and production cost amortization.

Broadcasting

      Revenues increased 8% or $120 million to $1.7 billion, driven by growth of $59 million at ESPN and the Disney Channel, $48 million at the television network and $23 million at the radio network and stations. Revenue growth at ESPN was driven by increased advertising revenues and subscriber growth, and increases at the Disney Channel were due to subscriber growth and international expansion. Despite the continuing decline in viewership at all major networks, revenues at the television network increased due to strength in the primetime national advertising market. Increases at the radio network and stations were driven by strength in local advertising markets.

      Operating income increased 9% or $22 million to $261 million, reflecting increased revenues at the cable, television and radio networks as well as at the radio stations, partially offset by ongoing softness in local television station advertising revenues and higher programming costs. Costs and expenses, which consist primarily of programming rights and amortization, production costs, distribution and selling expenses and labor costs, increased 7% or $98 million, driven by higher cost television network and cable programming.

Theme Parks and Resorts

      Revenues increased 13% or $164 million to $1.4 billion, driven by growth of $94 million at the Walt Disney World Resort, due primarily to record theme park attendance and increased guest spending, and $42 million from the Disney Cruise Line, which launched in the fourth quarter of the prior year. Record attendance at the Walt Disney World Resort was driven by the new theme park, Disney's Animal Kingdom.

                             The Walt Disney Company
                   Management's Discussion and Analysis of
          Financial Condition and Results of Operations (continued)


      Operating income increased $34 million or 13% to $305 million, resulting primarily from record theme park attendance at the Walt Disney World Resort and a full quarter of operations at the Disney Cruise Line. Costs and expenses, which consist principally of labor, costs of merchandise, food and beverages sold, depreciation, repairs and maintenance, entertainment and marketing and sales expenses, increased $130 million or 13%. Increased operating costs were driven by higher theme park attendance and Disney Cruise Line operations.

[CAPTION]
Business Segment Results - Six Months

                                      For the Six Months Ended March 31,
                                           (unaudited; in millions)
                                     -----------------------------------
                                      1999          1998          %Change
                                      ----          ----
  Revenues:
     Creative Content                $5,334        $5,424           (2)%
     Broadcasting                     3,923         3,653            7%
     Theme Parks & Resorts            2,842         2,504           13%
                                      -----         -----
     Total                          $12,099       $11,581            4%
                                     ======        ======
  Operating Income: (1)
     Creative Content                 $ 593        $1,039          (43)%
     Broadcasting                       526           744          (29)%
     Theme Parks & Resorts              640           558           15%
                                       ----           ---
                                      1,759         2,341          (25)%
     Gain on Sale of Starwave           345             -           n/m
                                      -----         -----
     Total                           $2,104       $ 2,341          (10)%
                                      =====         =====




  (1) Includes depreciation and amortization (excluding film costs) of:
     Creative Content                 $ 101         $ 102
     Broadcasting                       275           269
     Theme Parks & Resorts              233           202
                                      $ 609         $ 573
                                        ===           ===


Creative Content

      Revenues decreased 2% or $90 million to $5.3 billion, driven by declines of $256 million in domestic home video, $90 million in worldwide character merchandise licensing, and $33 million in the Disney Stores, primarily in the domestic market, partially offset by growth of $252 million in worldwide theatrical motion picture distribution. In domestic home video, The Lion King
II: Simba's Pride and Mulan, while successful, faced difficult comparisons to the combined results of The Little Mermaid, Hercules, Peter Pan and the live-action release of George of the Jungle in the prior year. Lower character merchandise licensing revenues were primarily attributable to declines in domestic activity and continued economic weakness abroad. Lower revenues from

                             The Walt Disney Company
                   Management's Discussion and Analysis of
          Financial Condition and Results of Operations (continued)


the Disney Stores reflected a decline in comparative store sales domestically. Growth in worldwide theatrical motion picture distribution revenues was primarily attributable to the box office successes of The Waterboy, A Bug's Life and Enemy of the State domestically and A Bug's Life and Armageddon internationally.

      Operating income decreased 43% or $446 million to $593 million, reflecting declines in home video, primarily domestically, worldwide character merchandise licensing and the Disney Stores domestically. These decreases were partially offset by improved results in worldwide theatrical motion picture distribution. Costs and expenses increased 8% or $356 million. Increases in production cost amortization and selling expenses, primarily due to an increase in the proportion of recent titles versus classic animated library titles in the current period, contributed to the decline in home video results. The impact from fewer library releases is expected to continue, as there are no additional library releases planned for the remainder of the year. The improved results in worldwide theatrical motion picture distribution were partially offset by higher distribution costs and production and participation cost amortization. Increases in production cost amortization are reflective of industry trends; as competition for creative talent has increased, costs within the industry have increased at a rate significantly higher than inflation.

Broadcasting

      Revenues increased 7% or $270 million to $3.9 billion, driven by growth of $213 million at ESPN and the Disney Channel, $42 million at the television network and $38 million at the radio network and stations. Revenue growth at ESPN was driven by increased advertising revenues and subscriber growth as well as additional NFL games under the 1998 NFL contract. Increases at the Disney Channel were due to subscriber growth and international expansion. Television network revenues grew as a result of strength in the primetime national advertising market, while growth at the radio network and stations was driven by strength in local advertising markets. Notwithstanding the growth in revenues in the national television advertising market, there has been a continuing decline in viewership at all major broadcast networks, including ABC, reflecting the growth in the cable industry's share of viewers. In addition, there have been continuing increases in the cost of sports and other programming.

      Operating income decreased 29% or $218 million to $526 million, reflecting increased programming costs at the television network and ESPN, partially offset by revenue increases at the cable, television and radio networks and radio stations. Costs and expenses increased 17% or $488 million, driven by higher NFL and other programming costs at the television network and ESPN. In addition, higher program

                             The Walt Disney Company
                   Management's Discussion and Analysis of
          Financial Condition and Results of Operations (continued)


amortization at the television network reflected a reduction in benefits from the ABC acquisition.

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

Theme Parks and Resorts

      Revenues increased 13% or $338 million to $2.8 billion, driven by growth of $169 million at the Walt Disney World Resort, due primarily to record theme park attendance and increased guest spending, and $93 million from the Disney Cruise Line, which launched in the fourth quarter of the prior year. Revenues also increased $35 million due to record attendance at Disneyland. Record attendance at the Walt Disney World Resort was driven by the new theme park, Disney's Animal Kingdom. Record attendance at Disneyland was due in part to a successful Christmas holiday program during the first quarter.

      Operating income increased $82 million or 15% to $640 million, resulting primarily from record theme park attendance at both the Walt Disney World Resort and Disneyland and a full period of operations at the Disney Cruise Line. Costs and expenses increased $256 million or 13%. Increased operating costs were driven by higher theme park attendance and Disney Cruise Line operations.


Financial Condition

      For the six months ended March 31, 1999, cash provided by operations decreased $58 million to $2.5 billion, driven by decreased net income, partially offset by lower tax payments, due to timing, and higher film and television amortization.

                             The Walt Disney Company
                   Management's Discussion and Analysis of
          Financial Condition and Results of Operations (continued)


      During the six months, the Company invested $1.3 billion to develop, produce and acquire rights to film and television properties and $310 million in connection with a prior year agreement to acquire a film library.

      During the six months, the Company invested $737 million in theme parks, resorts and other properties. These expenditures reflected continued expansion activities related to Disney's California Adventure, Disney's Animal Kingdom, Disney Cruise Line and certain resort facilities at the Walt Disney World Resort.

      Total commitments to purchase broadcast programming approximated $13.1 billion at March 31, 1999, including approximately $8 billion related to NFL programming. Substantially all of this amount is payable over the next six years.

      The Company expects the ABC Television Network, ESPN and the Company's television and radio stations to continue to enter into programming commitments to purchase the broadcast rights for various feature films, sports and other programming.

      During the six months, the Company received approximately $134 million from net commercial paper activity and $1.3 billion from other financing arrangements. Commercial paper borrowings outstanding as of March 31, 1999 totaled $2.5 billion, with maturities of up to one year, supported by bank facilities totaling $4.5 billion, which expire in one to three years and allow for borrowings at various interest rates. The Company also has the ability to borrow under a U.S. shelf registration statement and a euro medium-term note program, which collectively permit the issuance of up to approximately $4.5 billion of additional debt.

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

      Non-IT Systems. The Company has completed its inventory of third-party and internal embedded, or "non-IT" systems. Company representatives continue to meet with vendors of equipment used in the Company's theme parks, hotels and owned office buildings and with property managers of important leased properties worldwide to ensure that the equipment is Y2K compliant. Testing for these embedded systems is expected to be completed by July 31, 1999. Additionally, testing plans are being developed and some vendor validation has occurred for other key embedded systems, such as satellite transmission, broadcast and cruise line navigation and propulsion systems. Testing for some of these systems will require taking them off-line for varying periods, which may cause temporary interruptions in particular business operations, although such interruptions are not expected to materially impact operations. In appropriate cases, the Company will be relying upon vendors' laboratory testing and certification documents to validate that the related systems are Y2K compliant. Where the Company does not have adequate assurance that remediation efforts by third parties are on schedule, contingency plans are being developed to minimize potential disruption from embedded system failures. Validation efforts are expected to continue through October 1999.

      Business Partners. The Company continued testing its online interfaces to many businesses that provide services and products to the Company, but the Company anticipates that many of these third parties will not be prepared to conduct online systems tests with the Company's systems until the Fall of 1999. This will put a significant burden on the Company's IT staff to complete all testing in a timely fashion. Where appropriate, manual or other semi-automated workarounds are being considered.

      Contingency Planning. Contingency planning has also continued at all business units under the leadership of the Company's Y2K task force. These plans are intended to provide guidance and alternatives for unexpected failures of internal systems, as well as external failures (such as electricity, communications and transportation) that may impede any business unit's ability to operate normally. Plans also provide for staffing of crisis management teams; identification of methods for ensuring prioritization of remedial efforts; storage of emergency inventories, and the development of plans for business resumption in the event of extended disruptions.

                             The Walt Disney Company
                   Management's Discussion and Analysis of
          Financial Condition and Results of Operations (continued)


      Costs. Total anticipated expenditures related to the Y2K project remain on target at approximately $261 million, of which approximately $142 million is expected to be capitalized.

      Based upon its efforts to date, the Company continues to believe that the vast majority of both its IT and its non-IT systems, including all critical and important systems, will remain up and running after January 1, 2000. Accordingly, the Company does not currently anticipate that internal systems failures will result in any material adverse effect to its operations or financial condition. At this time, the Company continues to believe that the most likely "worst-case" scenario involves potential disruptions in areas in which the Company's operations must rely on third parties whose systems may not work properly after January 1, 2000. In addition, the Company's international operations may be adversely affected by failures of businesses in other parts of the world to take adequate steps to address the Y2K problem. While such failures could affect important operations of the Company and its subsidiaries, either directly or indirectly, in a significant manner, the Company cannot at present estimate either the likelihood or the potential cost of such failures.

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

FORWARD LOOKING STATEMENTS

      The Private Securities Litigation Reform Act of 1995 (the "Act") provides a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or oral statements that the Company believes are "forward-looking," including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to the Company's stockholders. The Company believes that all statements that express expectations and projections with respect to future matters, including the launching or prospective development of new business initiatives; anticipated motion picture or television releases; internet or theme park and resort projects; Y2K remediation efforts, are forward-looking statements within the meaning of the Act. These statements are made on the basis of management's views and assumptions, as of the time the statements are made, regarding future events and business performance. There can be no assurance, however, that management's expectations will necessarily come to pass.

                             The Walt Disney Company
                   Management's Discussion and Analysis of
          Financial Condition and Results of Operations (continued)


      Factors that may affect forward-looking statements. For an enterprise as large and complex as the Company, a wide range of factors could materially affect future developments and performance. A list of such factors is set forth in the Company's Annual Report on Form 10-K for the year ended September 30, 1998 under the heading "Factors that may affect forward-looking statements."

                       PART II. OTHER INFORMATION
                        THE WALT DISNEY COMPANY


Item 4. Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of security holders during the Company's Annual Meeting of Stockholders held February 23, 1999.

Description of Matter
[CAPTION]

                                   Votes Cast For       Authority Withheld
1.    Election of directors
      Judith L. Estrin              1,734,676,782           22,132,174
      Sanford M. Litvack            1,734,603,541           22,205,415
      Sidney Poitier                1,733,433,653           23,375,303
      Robert A.M. Stern             1,734,350,781           22,458,175
      Andrea Van de Kamp            1,733,589,317           23,219,639

[CAPTION]

                                  Votes Cast                         Broker
                               For          Against    Abstentions   Non-votes
                           ------------   -----------  ------------  ----------
2. Ratification of        1,706,645,736    43,671,217     6,492,003       -
   PricewaterhouseCoopers
   LLP as independent
   accountants

3. Stockholder               84,549,897  1,204,387,715   23,650,885 444,220,499
   proposal with
   respect to year 2000


4. Stockholder              101,992,772  1,120,603,787   89,985,043 444,227,354
   proposal with
   respect to contract
   supplier standards

5. Stockholder              502,444,149    785,315,976   24,820,246 444,228,585
   proposal with
   respect to future
   adoption of a
   shareholder rights
   plan



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


May 17, 1999
Burbank, California