Form 10-K/A
period 1997-12-31
WALT DISNEY CO/
filed 1999-06-30
CIK 1001039

ABC, INC. SAVINGS & INVESTMENT
PLAN

FINANCIAL STATEMENTS AND
SUPPLEMENTAL SCHEDULES

DECEMBER 31, 1998 AND 1997

ABC, INC. SAVINGS & INVESTMENT PLAN

INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULES

DECEMBER 31, 1998 AND 1997


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




June 22, 1999



To the Participants and the Employee
Benefits Committee of the ABC, Inc. Savings & Investment Plan

In our opinion, the accompanying statements of net assets available for benefits and the related statement of changes in net assets available for benefits present fairly, in all material respects, the net assets available for benefits of the ABC, Inc. Savings & Investment Plan (the "Plan") at December 31, 1998 and 1997, and the changes in its net assets available for benefits for the year ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Plan's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental Schedules of Assets Held for Investment Purposes and Reportable Transactions are presented for the purpose of additional analysis and are not a required part of the basic financial statements but are supplementary information required by The Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. These supplemental schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.


PRICEWATERHOUSECOOPERS LLP

Los Angeles, CA
June 22, 1999

ABC, INC. SAVINGS & INVESTMENT PLAN

STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS

(In thousands)

[CAPTION]

                                                               December 31,
                                                          --------------------
                                                             1998        1997
                                                          ---------  ---------
Assets
  Investments:
    At fair value
      The Walt Disney Company Common Stock Fund         $  511,769  $  535,542
      Shares of registered investment companies:
        Fidelity Retirement Money Market Portfolio Fund    136,875     170,672
        Fidelity Inst. Short-Inter Gov't Portfolio Fund     18,311      17,098
        Fidelity Asset Manager Fund                         65,533      61,654
        Fidelity Growth & Income Portfolio Fund            188,509     163,342
        Fidelity Magellan Fund                             110,396      83,236
      Participant Loans                                     13,202      14,364
                                                         ---------   ---------
    Total investments                                    1,044,595   1,045,908
                                                         ---------   ---------
  Receivables:
    Participants' contributions                              6,021         139
    Employer's contribution                                    857         882
                                                         ---------   ---------
      Total receivables                                      6,878       1,021
                                                         ---------   ---------
    Total assets                                         1,051,473   1,046,929
                                                         ---------   ---------
  Net assets available for benefits                     $1,051,473  $1,046,929
                                                         =========   =========



The accompanying notes are an integral part of these financial statements.

ABC, INC. SAVINGS & INVESTMENT PLAN

STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS

(In thousands)
[CAPTION]

                                                         For the Year Ended
                                                            December 31,
                                                                1998
                                                         ------------------
Additions to net assets attributed to:

  Investment income:
    Dividend and interest income                            $   39,011
    Interest on participant loans                                1,151
    Net realized gain on sale of assets                          8,775
    Net unrealized depreciation
      on investments                                           (14,170)
                                                             ---------
                                                                34,767
                                                             ---------
  Contributions:
    Participant's                                               34,757
    Employer's                                                  11,293
                                                             ---------
                                                                46,050
                                                             ---------
  Total additions                                               80,817
                                                             ---------
Deductions from net assets attributed to:

  Benefits paid to participants                                 76,668
  Administrative expense                                            90
  Transfer of assets to successor trustee                          557
                                                             ---------
  Total deductions                                              77,315
                                                             ---------
Increase in net assets                                           3,502

  Transfer of assets from the Fairchild Publications
   Inc. Publishing Pension Plan (Note 1)                         1,042
                                                             ---------
Increase in net assets including transfer                        4,544
                                                             ---------
Net assets available for benefits:
  Beginning of year                                          1,046,929
                                                             ---------
  End of year                                               $1,051,473
                                                             =========



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

The assets of the Plan are administered under a trust agreement between the Company and Fidelity Institutional Retirement Services Company ("Fidelity" or the "Trustee"). Pursuant to the trust agreement, Fidelity executes most of the day-to-day activities of administration.

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

Transfer of Assets
During 1997, the Company sold certain Publishing Group properties to various purchasers. Employees of these Publishing Group properties who were participants of the Plan were allowed to either transfer their vested account balances to plans provided by the purchasers of the Publishing Group properties, withdraw from the Plan by December 31, 1999, or leave their account balances in the Plan subject to the Plan's distribution provisions regarding termination, retirement or death. The disposition of Publishing Group participant account balances was in accordance with the terms and conditions of each sale and may differ from sale to sale. Total net assets transferred amounted to $74,573,859.

ABC, INC. SAVINGS & INVESTMENT PLAN

NOTES TO FINANCIAL STATEMENTS
(continued)




1.  Description of the Plan (continued)

Transfer of Assets (continued)
Effective May 19, 1998, $1,042,000 of employee after-tax contributions of certain employees of Fairchild Publishing Inc. were transferred into the Plan from the Fairchild Publishing Inc. Publishing Pension Plan.

Contributions
Participants are permitted to authorize contributions in whole percentages, up to 10 percent of their base compensation on a pre-tax or after-tax basis, through payroll deductions. A participant's total contributions and the Company's matching contributions, in any Plan year, cannot exceed the limits provided under Sections 401(k), 401(a) and 415 of the Code.

The Company currently contributes a matching amount equal to 50 percent of the first 5 percent a participant contributes to the Plan. The Company may make matching contributions either in cash, which is invested exclusively in the common stock of The Walt Disney Company, or directly in shares of the common stock of The Walt Disney Company and, at its discretion, the Company may change the level of matching contributions or cease making matching contributions. Participants may not transfer matched company contributions from The Walt Disney Company Common Stock Fund. However, participants are allowed to transfer matched contributions made prior to the merger of ABC, Inc. with The Walt Disney Company into any fund of their choice.

Vesting
Participants are immediately 100 percent vested with respect to all contributions made by the participant. Effective January 1, 1995, once the participant completes five years of service, matching employer contributions are immediately 100 percent vested. Prior to completion of the fifth year of service, matching employer contributions vest 50 percent at the end of the Plan year for which the contributions are made, and the remaining 50 percent at the end of the subsequent Plan year. Additionally, a participant's account is considered fully vested upon attaining age 65, or death while in active service, or upon termination of service because of permanent and total disability.

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

        Fidelity Retirement Money Market Portfolio Fund
        This fund invests in short-term money market instruments, such as bank certificates of deposit, issued by both U.S. and foreign banks, insurance companies and government agencies.

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

ABC, INC. SAVINGS & INVESTMENT PLAN

NOTES TO FINANCIAL STATEMENTS
(continued)




1.  Description of the Plan (continued)

Benefits, Distributions and Withdrawals
A participant's entire vested account balance, adjusted for investment gains or losses, is available for immediate distribution upon termination of employment. Effective January 1, 1998, participant account balances under $5,000 ($3,500 prior to January 1, 1998) are automatically distributed within 60 days following the participant's severance date or as soon as possible, thereafter. All amounts must be distributed when the terminated participant reaches age 65.

Under Section 401(k) of the Code, in service withdrawals of tax-deferred contributions by participants are available only in amounts necessary to satisfy a financial hardship and will be made if the Committee determines that the reason for the hardship complies with applicable requirements under the Code. Under Section 401(a) of the Code, in service withdrawals of the value of after-tax contributions by participants can be made at any time, for any reason. In compliance with the Code, active participants who have reached age 70 and one-half must (unless exempt) take an annual minimum required distribution commencing not later than April 1, of the year following the year they attain age 70 and one-half.

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

Investments held by the Plan are as follows:
[CAPTION]


                                           December 31, 1998                  December 31, 1997
                                ----------------------------------    --------------------------------
                                    Number      Market                  Number      Market
                                     of         Value      Total         of         Value
                                    Units      Per Unit    Market       Units      Per Unit    Market
                                -----------  ---------- ----------    -----------  -------- ----------
The Walt Disney Company
  Common Stock Fund              36,738,632  $  13.93   $  511,769*    35,048,550   $15.28  $  535,542*
                                                         ---------                           ---------
Fidelity Pooled Funds:
  Retirement Money Market
    Portfolio Fund              136,874,909      1.00      136,875*   170,672,420     1.00     170,672*
  Inst. Short-Inter Gov't
    Portfolio Fund                1,937,733      9.45       18,311      1,815,042     9.42      17,098
  Asset Manager Fund              3,768,443     17.39       65,533*     3,359,919    18.35      61,654*
  Growth & Income
    Portfolio Fund                4,112,326     45.84      188,509*     4,287,183    38.10     163,342*
  Magellan Fund                     913,724    120.82      110,396*       873,684    95.27      83,236*
                                                         ---------                           ---------
                                                           519,624                             496,002
                                                         ---------                           ---------
Participant Loans                                           13,202                              14,364
                                                         ---------                           ---------
                                                        $1,044,595                          $1,045,908
                                                         =========                           =========


*  Funds that constitute more than five percent of the investments held

ABC, INC. SAVINGS & INVESTMENT PLAN

NOTES TO FINANCIAL STATEMENTS
  (continued)


4.  Statement of Net Assets Available for Benefits by Investment Program

[CAPTION]

                                                     DECEMBER 31, 1998
                  --------------------------------------------------------------------------------------------
                    The Walt   Retirement    Inst.
                    Disney      Money     Short-Inter              Growth &
                    Company     Market      Gov't        Asset      Income
                    Common     Portfolio   Portfolio    Manager    Portfolio   Magellan   Participant
                   Stock Fund    Fund       Fund         Fund        Fund        Fund       Loans        Total
                  -----------  --------   ----------   --------    ---------  ---------   ----------- ----------

Investments at
  fair value        $511,769   $136,875    $18,311     $65,533     $188,509    $110,396    $13,202    $1,044,595

Contributions
receivable             2,126      3,121         83         263          718         567         -          6,878
                     -------    -------     ------      ------      -------     -------     ------     ---------

Net assets available
  for benefits      $513,895   $139,996    $18,394     $65,796     $189,227    $110,963    $13,202    $1,051,473
                     ========  ========    =======     =======     ========    ========    =======    ==========





                                                   DECEMBER 31, 1997
                  -----------------------------------------------------------------------------------------------
                    The Walt    Retirement     Inst.
                    Disney        Money     Short-Inter           Growth &
                    Company       Market       Gov't      Asset    Income
                    Common      Portfolio    Portfolio   Manager  Portfolio    Magellan   Participant
                   Stock Fund     Fund         Fund       Fund      Fund         Fund        Loans        Total
                   ----------   ---------   ---------    -------  ---------    --------   -----------  ----------


Investments at
  fair value        $535,542    $170,672    $17,098      $61,654   $163,342    $83,236     $14,364     $1,045,908

Inter-fund transfer
 receivable            2,000      (3,000)        50          200        450        300          -              -

Contributions
 receivable              328         161         25          112        224        171          -           1,021
                     -------     -------     ------       ------    -------     ------      ------      ---------
Net assets available
  for benefits      $537,870    $167,833    $17,173      $61,966   $164,016    $83,707     $14,364     $1,046,929
                    ========    ========    =======      =======   ========    =======     =======     ==========



ABC, INC. SAVINGS & INVESTMENT PLAN

NOTES TO FINANCIAL STATEMENTS
  (continued)


5. Statement of Changes in Net Assets Available for Benefits by Investment
Program

[CAPTION]

                      FOR THE YEAR ENDED DECEMBER 31, 1998
                     --------------------------------------------------------------------------------------------
                      The Walt  Retirement    Inst.
                      Disney      Money     Short-Inter             Growth &
                      Company     Market      Gov't        Asset    Income
                      Common    Portfolio   Portfolio     Manager   Portfolio  Magellan   Participant
                     Stock Fund   Fund        Fund         Fund       Fund       Fund        Loans          Total
                     ---------- ---------   -----------  -------    ---------  --------   -----------     -------
Additions to net assets
  attributed to:
  Investment income
     Interest an      $  3,378   $  7,577    $ 1,105     $12,042    $  9,890   $  5,019    $ 1,151        $40,162
     Net realized (loss)
     /gain on sale of     (662)        -          64         401       6,291      2,681         -           8,775
                       -------    -------     ------      ------     -------    -------     ------        -------
                         2,716      7,577      1,169      12,443      16,181      7,700      1,151         48,937
                       -------    -------     ------      ------     -------    -------     ------        -------
  Net unrealized
   (depreciation)
    appreciation
    investments        (57,317)        -         (21)     (3,153)     26,771     19,550         -         (14,170)
                       -------    -------     ------      ------      ------    -------     ------        -------
  Contributions:
     Participants       13,393      4,382        887       2,906       7,424      5,765         -          34,757
     Employer           11,010        291          -          (3)         (4)        (1)        -          11,293
                       -------    -------     ------      ------      ------    -------     ------        -------
                        24,403      4,673        887       2,903       7,420      5,764         -          46,050
                       -------    -------     ------      ------      ------    -------     ------        -------

     Transfer of assets from the Fairchild Publications Inc.
      Publishing            -       1,042         -           -           -          -          -           1,042
                       -------    -------     ------      ------      ------    -------     -------       -------

Total additions        (30,198)    13,292      2,035      12,193      50,372     33,014       1,151        81,859
                       -------    -------     ------      ------      ------    -------     -------       -------
Deductions from net assets attributed to:
    Benefits paid
     to participants    29,334     17,241      2,815       5,435      15,125      5,610       1,108        76,668
    Administrative
     expense                15         36          5          11          19          4          -             90
                       -------    -------     ------      ------     -------    -------     -------       -------
                        29,349     17,277      2,820       5,446      15,144      5,614       1,108        76,758
                       -------    -------     ------      ------     -------    -------     -------       -------
    Transfer of assets
     to successor
     trustee               139        153         84          67          66         48          -            557
                       -------    -------     ------      ------     -------    -------     -------       -------
Total deductions        29,488     17,430      2,904       5,513      15,210      5,662       1,108        77,315
                       -------    -------     ------      ------     -------    -------     -------       -------

Inter-fund transfers    35,711    (23,699)     2,090      (2,850)     (9,951)       (96)     (1,205)           -
                       -------    -------     ------      ------     -------    -------     -------       -------
(Decrease)/ increase
  in net assets for
  the year             (23,975)   (27,837)     1,221       3,830      25,211     27,256      (1,162)        4,544

Net assets available for benefits:
    Beginning of year  537,870    167,833     17,173      61,966     164,016     83,707      14,364     1,046,929
                       -------    -------     ------      ------     -------    -------      ------     ---------
    End of year       $513,895   $139,996    $18,394     $65,796    $189,227   $110,963     $13,202    $1,051,473
                      ========   ========    =======     =======    ========   ========     =======    ==========


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

7.  Related Party Transactions

Certain Plan investments are shares of mutual funds managed by Fidelity. Fidelity is the trustee as defined by the Plan, and, therefore, these transactions qualify the Trustee as a party-in-interest. Fees paid by the Plan to the Trustee amounted to $90,038 for the year ended December 31, 1998.

8.  Reconciliation of Financial Statements to Form 5500

The following is a reconciliation of net assets available for benefits according to the financial statements to Form 5500:
[CAPTION]

                                                           December 31,
                                                               1998
                                                           ------------

Net assets available for benefits per the
  financial statements                                     $1,051,473
Amounts allocated to withdrawing participants                    (322)
                                                            ---------
Net assets available for benefits per Form 5500            $1,051,151
                                                            =========

ABC, INC. SAVINGS & INVESTMENT PLAN

NOTES TO FINANCIAL STATEMENTS
(continued)




8. Reconciliation of Financial Statements to Form 5500 (continued)

The following is a reconciliation of benefits paid to participants according to the financial statements to Form 5500:
[CAPTION]

                                                              December 31,
                                                                  1998
                                                              -------------
Benefits paid to participants per the
  financial statements                                          $76,668
Less: Amounts allocated to withdrawing participants
   at December 31, 1997                                            (325)
Add:  Amounts allocated to withdrawing participants
   at December 31, 1998                                             322
                                                                -------
Benefits paid to participants per Form 5500                     $76,665
                                                                =======

Amounts allocated to withdrawing participants are recorded on Form 5500 for benefit claims that have been processed and approved for payment prior to December 31 but not yet paid as of that date.

9.  Investment in Master Trust

The Plan's investments are held in a Master Trust along with the assets of the Employee Profit Sharing Plan of ABC, Inc., a defined contribution plan sponsored by the Company. Each participating plan has a specific interest in the Master Trust. Assets of the Master Trust are allocated to the participating plans according to the elections of participants within each plan. At December 31, 1998 and 1997, the Plan's interest in the net assets of the Master Trust was approximately 80.5% and 84.7%, respectively. Investment income of the Master Trust is allocated based upon each Plan's interest within each of the investment funds held by the Master Trust.

Investments held by the Master Trust are as follows:
[CAPTION]

                                                        December 31,
                                                  -----------------------------
                                                      1998           1997
                                                  -------------  --------------

 Investments, at fair value:

 The Walt Disney Company Common Stock Fund        $   511,769    $   535,542

 Shares of registered investment companies            785,386        698,796
                                                  -------------  ------------
 Total                                            $ 1,297,155    $ 1,234,338
                                                  =============  ============


ABC, INC. SAVINGS & INVESTMENT PLAN

NOTES TO FINANCIAL STATEMENTS
(continued)




9.  Investment in Master Trust (continued)

The investment income of the Master Trust is as follows:
[CAPTION]

                                                   For the Year Ended
                                                    December 31, 1998
                                                   ----------------------
 Investment Income:
  Interest and dividends                                  $52,988
  Net realized gain on sale of assets                      14,915
  Net unrealized appreciation                              23,655
                                                           ------
 Total                                                    $91,558
                                                          =======



The net (depreciation)/appreciation (including net realized gains/losses) in the fair value of the investments held by the Master Trust is as follows:
[CAPTION]

                                                    For the Year Ended
                                                     December 31, 1998
                                                    ----------------------

Net (Depreciation)/Appreciation:
 The Walt Disney Company Common Stock Fund                $(57,979)
 Shares of registered investment companies                  96,549
                                                            ------
Total                                                     $ 38,570
                                                          ========

ABC, INC. SAVINGS & INVESTMENT PLAN

SCHEDULE I

LINE 27a: SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES AT
DECEMBER 31, 1998

(DOLLARS ARE NOT IN THOUSANDS)

[CAPTION]

                                                                CURRENT
     DESCRIPTION OF INVESTMENTS             COST                 VALUE
     --------------------------         ------------        ---------------

 *The Walt Disney Company               $333,556,644         $ 511,769,145
     Common Stock Fund

 *Fidelity Retirement Money Market       136,875,082           136,875,082
     Portfolio Fund

 *Fidelity Inst. Short-Inter              18,236,798            18,311,575
     Gov't Portfolio Fund

 *Fidelity Asset Manager Fund             61,640,772            65,533,220

 *Fidelity Growth & Income
     Portfolio Fund                      130,239,395           188,509,010

 *Fidelity Magellan Fund                  78,082,565           110,396,168

  Participant Loans                                0            13,201,714
    (Maturities go through 2004
     Interest rates range from
        7.0% to 11.0%)                   -----------         -------------
                                        $758,631,256        $1,044,595,914
                                         ===========        ==============

 *Parties-in-interest

      F-16

ABC, INC. SAVINGS & INVESTMENT PLAN

SCHEDULE II

LINE 27d: SCHEDULE OF REPORTABLE TRANSACTIONS**

FOR THE YEAR ENDED DECEMBER 31, 1998

(DOLLARS ARE NOT IN THOUSANDS)
[CAPTION]

                                                                                                   Current
Identity                                                 Selling/                   Cost of      value of asset
of party                            Number of  Purchase  distribu-  Lease  Expense  assets sold/ on transaction Net
involved     Description of assets Transactions  Price   tion Price rental incurred distributed      date       gain
----------- ---------------------  ----------- --------  ---------- ------ -------- -----------  ------------- ----------
  The Walt   The Walt Disney Company
Disney Company*   Common Stock          252    $143,049,404
                                        252              $108,840,904                $84,532,322                $24,308,582


  Fidelity    * Growth & Income
                  Portfolio Fund        252      64,913,539
                                        251                72,806,572                 60,895,470                 11,911,102


  Fidelity    * Retirement Money Market
                  Portfolio Fund        256      88,822,064
                                        251               122,619,402                122,619,402                        -

            * Parties-in-interest
            **Transactions  or series of  transactions in excess of 5 percent of the current value of the Plan's assets as of December 31, 1998 as defined in 29 CFR 2520.103-6 of the Department of Labor Rules and Regulations for Reporting and Disclosure under ERISA.

DISNEY SALARIED SAVINGS AND
INVESTMENT PLAN

FINANCIAL STATEMENTS AND
SUPPLEMENTAL SCHEDULES

DECEMBER 31, 1998 AND 1997

DISNEY SALARIED SAVINGS AND INVESTMENT PLAN

INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULES

DECEMBER 31, 1998


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




June 8, 1999



To the Participants and Investment and
Administrative Committee for
the Disney Salaried Savings and Investment Plan

In our opinion, the accompanying statements of net assets available for benefits and the related statement of changes in net assets available for benefits present fairly, in all material respects, the net assets available for benefits of the Disney Salaried Savings and Investment Plan (the "Plan") at December 31, 1998 and 1997 and the changes in its net assets available for benefits for the year ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Plan's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental Schedules of Assets Held for Investment Purposes, Loans or Fixed Income Obligations and Reportable Transactions are presented for the purpose of additional analysis and are not a required part of the basic financial statements but are supplementary information required by The Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. These supplemental schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.


PRICEWATERHOUSECOOPERS LLP


Los Angeles, California
June 8, 1999

DISNEY SALARIED SAVINGS AND INVESTMENT PLAN

STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS

(In thousands)
[CAPTION]


                                                             December 31,
                                                        --------------------
                                                          1998        1997
                                                        --------  ----------

Assets
  Investments
    At fair value:
      The Walt Disney Company Common Stock Fund         $383,655    $393,837
      Shares of registered investment companies:
        Fidelity Inst. Short-Int. Govt Portfolio Fund     34,761      31,906
        Fidelity Magellan Fund                           115,352      87,003
        PIMCO Total Return Fund                           11,946       8,590
        Fidelity Growth & Income Fund                    102,549      75,722
        Sequoia Fund                                      36,665      13,075
        Fidelity Diversified International Fund            6,658       4,278
        Putnam New Opportunities Fund                     11,031       4,809
      Participant Loans                                   15,034      12,936
                                                          ------      ------
    Total investments                                    717,651     632,156
                                                         -------     -------

  Receivables:
    Participants' contributions                            1,215       1,790
    Employer's contribution                                  280         501
    Interest income                                           26          42
                                                          ------     -------
      Total receivables                                    1,521       2,333
                                                          ------     -------

    Total assets                                         719,172     634,489
                                                         -------     -------

  Net assets available for benefits                     $719,172    $634,489
                                                        ========    ========



The accompanying notes are an integral part of these financial statements.

DISNEY SALARIED SAVINGS AND INVESTMENT PLAN

STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS

(In thousands)
[CAPTION]

                                                         For the Year Ended
                                                            December 31,
                                                                1998
                                                         ------------------
Additions to net assets attributed to:

  Investment income:
    Interest                                                   $  1,216
    Dividends                                                    18,529
    Net realized gain on sale of assets                           3,886
                                                                -------

                                                                 23,631
                                                                -------

  Net unrealized appreciation
    in fair value of investments                                  5,724
                                                                -------

  Contributions:
    Participants'                                                69,327
    Employer's                                                   15,513
                                                                 ------

                                                                 84,840
                                                                 ------

  Total additions                                               114,195
                                                                -------

Deductions from net assets attributed to:

  Benefits paid to participants                                  29,466
  Administrative expense                                             46
                                                                 ------

  Total deductions                                               29,512
                                                                 ------

Increase in net assets                                           84,683

Net assets available for benefits:
  Beginning of year                                             634,489
                                                                -------

  End of year                                                  $719,172
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

The assets of the Plan are administered under a trust agreement between the Company and Fidelity Institutional Retirement Services Company ("Fidelity" or the "Trustee"). Pursuant to the trust agreement, Fidelity executes most of the day-to-day activities of administration.

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

DISNEY SALARIED SAVINGS AND INVESTMENT PLAN

NOTES TO FINANCIAL STATEMENTS
(continued)




1.  Description of the Plan (continued)

Contributions
Participants are permitted to authorize income deferrals in whole percentages, up to 15 percent of their base compensation on a pre-tax basis, through weekly payroll deductions. Prior to January 1, 1998, participants were permitted to defer income, in whole percentages, up to 10 percent of their base compensation on a pre-tax basis, through weekly payroll deductions. A participant's total tax-deferred contributions and the Company's matching contributions, in any Plan year, cannot exceed the limits provided under Section 415 of the Code.

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

Investments
Participants may direct the investment of their contributions in any one or more investment funds established for the Plan. Participants may elect to change the investment of their contributions or to transfer all or part of their account balances among the various investment funds. Such elections must be made in 1 percent increments.

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

        PIMCO Total Return Fund
        This fund invests primarily in a diversified portfolio of fixed income securities of varying maturities, averaging within a three to six year time frame. The Fund may invest up to 10 percent of its assets in fixed income securities rated below investment grade but rated B or higher by Moody's or S&P. Additionally, the Fund may also invest up to 20 percent of its assets in securities denominated in foreign currencies, and may invest beyond this limit in U.S. dollar-denominated securities of foreign issuers.

        Fidelity Growth & Income Portfolio Fund
        This fund invests in stocks,  bonds and  short-term  investments of U.S.
        and  foreign   companies  that  offer  growth   potential  while  paying
        dividends.

        Sequoia Fund
        This fund invests primarily in common stock and securities convertible into or exchangeable for common stock. Additionally, the Fund may invest, on a limited basis, in foreign securities, restricted securities and special situations.

        Fidelity Diversified International Fund
        This fund invests in a diversified portfolio of equity securities of companies located outside of the United States. Up to 35 percent of the fund may be invested in high-yield securities (commonly referred to as "junk bonds") and up to 15 percent may be invested in securities not readily converted to cash.

DISNEY SALARIED SAVINGS AND INVESTMENT PLAN

NOTES TO FINANCIAL STATEMENTS
(continued)




1.  Description of the Plan (continued)

Investments (continued)

        Putnam New Opportunities Fund
        This fund invests in common stocks of companies in sectors of the economy believed to possess above-average long-term growth. The Fund may also invest in convertible bonds, convertible preferred stocks, preferred stocks, warrants and debt securities.

Benefits, Distributions and Withdrawals
A participant's entire account balance, adjusted for investment gains or losses, is available for immediate distribution upon termination of employment. Effective January 1, 1998, participants' account balances under $5,000 ($3,500 prior to January 1, 1998) are automatically distributed within 90 days following the participant's severance date. The participant has 60 days following the participant's severance date to elect whether or not to rollover the funds into an IRA or another qualified plan. If no election is made, the funds will be dispersed to the participant less 20 percent for federal withholding tax. Participants with account balances of $5,000 or more may elect a distribution at anytime following termination, before age 65. All amounts must be distributed when the participant reaches age 65.

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

DISNEY SALARIED SAVINGS AND INVESTMENT PLAN

NOTES TO FINANCIAL STATEMENTS
  (continued)


3.Summary of Changes in Net Assets Available for Benefits by Investment Program

[CAPTION]

                      For The Year Ended December 31, 1998
                        ----------------------------------------------------------------------------------------
                                     Fidelity
                        The Walt       Inst.
                         Disney     Short-Inter           PIMCO     Fidelity             Fidelity     Putnam
                         Company      Gov't     Fidelity  Total     Growth &            Diversified     New
                       Common Stock Portfolio   Magellan  Return    Income    Sequoia     Int'l    Opportunity  Loan
                          Fund        Fund        Fund     Fund      Fund      Fund       Fund         Fund     Fund     Total
                       ------------ ---------   --------  ------    --------   -------  ----------- -----------  ------  ---------

Additions to net
assets attributed to:
  Investment income:
     Interest          $     0     $      0    $      0  $     0   $     0   $     0  $       0   $      0     $ 1,216  $  1,216
     Dividends           2,451        2,097       5,281    1,025     5,313     1,778        248        336           0    18,529
     Net realized gain
      on sale of assets    309           33       1,285       31     1,023       884        172        149           0     3,886
                        ------      -------     -------   ------    ------    ------   --------    -------      ------   -------
                         2,760        2,130       6,566    1,056     6,336     2,662        420        485       1,216    23,631
                       -------      -------     -------   ------    ------    ------   --------    -------      ------   -------
  Net unrealized appre-
   ciation (depreciation)
   in fair value of
   investments         (38,397)          58      22,193     (144)   15,749     4,654        239      1,372           0     5,724

  Contributions:
     Participants       26,521        3,035      11,975    2,282    12,265     7,142      2,246      3,861           0    69,327
     Employer           15,513            0           0        0         0         0          0          0           0    15,513
                       -------      -------      ------    -----    ------    ------   --------     ------      ------   -------
                        42,034        3,035      11,975    2,282    12,265     7,142      2,246      3,861           0    84,840
                       -------      -------      ------    -----    ------    ------   --------     ------      ------   -------

Total additions          6,397        5,223      40,734    3,194    34,350    14,458      2,905      5,718       1,216   114,195
                       -------      -------      ------    -----    ------    ------   --------     ------      ------   --------

Deductions from net assets attributed to:
     Benefits paid
      to participants   16,363        2,061       4,162      494     3,734       975        310        643         724     29,466
     Administrative
      expense               11           10           7        4        13         1          0          0           0         46
                       -------      -------      ------    -----    ------    ------   --------     ------      ------   --------
      Total deductions  16,374        2,071       4,169      498     3,747       976        310        643         724     29,512
                       -------      -------      ------    -----    ------    ------   --------     ------      ------   --------
Inter-fund transfers      (689)        (333)     (8,339)     631    (3,916)   10,147       (234)     1,143       1,590          0
                       -------      -------      ------    -----    ------    ------   --------     ------      ------   --------
Increase (decrease)
 in net assets         (10,666)       2,819      28,226    3,327    26,687    23,629      2,361      6,218       2,082     84,683

Net assets available for benefits:
    Beginning of year  395,042       31,995      87,358    8,656    76,050    13,187      4,332      4,891      12,978    634,489
                       -------       ------     -------   ------   -------    ------      -----     ------      ------    -------
    End of year       $384,376      $34,814    $115,584  $11,983  $102,737   $36,816     $6,693    $11,109     $15,060   $719,172


DISNEY SALARIED SAVINGS AND INVESTMENT PLAN

NOTES TO FINANCIAL STATEMENTS
(continued)


4.  Income Taxes

The Company has received an Internal Revenue Service determination letter dated June 18, 1996 stating that the Plan qualifies under Section 401(a) of the Code and is therefore exempt from Federal income tax under Section 501(a) of the Code. Since the Plan is qualified under Section 401(a) of the Code, under applicable state law it is also exempt from state income taxes. The Plan Administrator and the Plan's tax counsel believe that the Plan is designed and is currently being operated in compliance with the applicable requirements of the Code. Accordingly, no provision for income taxes is made in the accompanying financial statements.

5. Related Party Transactions

Certain Plan investments are shares of mutual funds managed by Fidelity. Fidelity is the trustee as defined by the Plan, and, therefore, these transactions qualify the Trustee as a party-in-interest. Fees paid by the Plan to the Trustee amounted to $46,363 for the year ended December 31, 1998.

6. Reconciliation of Financial Statements to Form 5500

The following is a reconciliation of net assets available for benefits according to the financial statements to Form 5500:
[CAPTION]

                                                           December 31,
                                                   ----------------------------
                                                         1998          1997
                                                   -------------  -------------
Net assets available for benefits per the
  financial statements                                 $719,172      $634,489
Amounts allocated to withdrawing
  participants                                             (440)         (909)
                                                        -------       -------
Net assets available for benefits per
  Form 5500                                            $718,732      $633,580
                                                       ========      ========


The following is a reconciliation of benefits paid to participants according to the financial statements to Form 5500:
[CAPTION]

                                                                  Year Ended
                                                                  December 31,
                                                                     1998
                                                                 --------------
Benefits paid to participants per the
  financial statements                                              $29,466
Add: Amounts allocated to withdrawing participants
  at December 31, 1998                                                  440
Less: Amounts allocated to withdrawing participants
  at December 31, 1997                                                 (909)
                                                                     ------
Benefits paid to participants per Form 5500                         $28,997
                                                                    =======

Amounts allocated to withdrawing participants are recorded on Form 5500 for benefit claims that have been processed and approved for payment prior to December 31, but not yet paid as of that date.

DISNEY SALARIED SAVINGS AND INVESTMENT PLAN

SCHEDULE I

LINE 27a: SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES AT
DECEMBER 31, 1998

(DOLLARS ARE NOT IN THOUSANDS)
[CAPTION]


                                                            CURRENT
     DESCRIPTION OF INVESTMENTS              COST            VALUE
     --------------------------         -------------    -------------

 *The Walt Disney Company               $ 202,213,969    $ 383,654,337
     Common Stock Fund

 *Fidelity Inst. Short-Inter               35,208,145       34,761,343
     Gov't Portfolio Fund

 *Fidelity Magellan Fund                   77,075,290      115,351,990

  PIMCO Total Return Fund                  11,937,861       11,946,621

 *Fidelity Growth & Income Fund            74,335,535      102,548,402

  Sequoia Fund                             30,133,725       36,664,925

 *Fidelity Diversified                      6,440,092        6,658,138
     International Fund

  Putnam New Opportunities Fund             9,156,450       11,031,475

  Participant Loans
    (Maturities go through 2008
     Interest rates range from
     7.00% to 10.00%)                               0       15,034,363
                                          -----------     ------------
                                        $ 446,501,067    $ 717,651,594
                                        =============    =============


 *Parties-in-interest

DISNEY SALARIED SAVINGS AND INVESTMENT PLAN

   SCHEDULE II

LINE 27b: SCHEDULE OF LOANS OR FIXED INCOME OBLIGATIONS

FOR THE YEAR ENDED DECEMBER 31, 1998

(DOLLARS ARE NOT IN THOUSANDS)

[CAPTION]


                       Original     Amount received       Unpaid       Detailed
                        amount   during reporting year  balance at   description of           Amount overdue
Identity and address             ---------------------                                   ------------------------
    of obligor          of loan  Principal    Interest  end of year     loan             Principal       Interest
--------------------   --------  ---------    --------  ----------- ------------------   ----------     ---------
Thomas Puckett Jr.     $ 6,000   $  989        $ 364       $4,602    Loan Dated 08/1      $  395          $  125
303 Duncan Court                                                    Maturity 09/05/2001
Orlando, Florida 32835                                              9.5% Interest
                                                                    $34.70 payment


Phillip Gier            17,000    3,323        1,101       11,676   Loan Dated 06/05         693              192
2317 Cilantro Drive                                                 Maturity 05/24/2001
Orlando, Florida 32837                                              9.5% Interest
                                                                    $98.32 payment



DISNEY SALARIED SAVINGS AND INVESTMENT PLAN

SCHEDULE III

LINE 27d: SCHEDULE OF REPORTABLE TRANSACTIONS**

FOR THE YEAR ENDED DECEMBER 31, 1998

(DOLLARS ARE NOT IN THOUSANDS)


[CAPTION]

                                                                                                             Current
Identity                                                      Selling/                      Cost of      value of asset
of party                               Number of    Purchase  distribution  Lease   Expense  assets sold/ on transaction  Net
involved        Description of Assets Transactions    Price      Price      rental  incurred distributed       date       gain
--------------  --------------------  ------------  --------  ------------  ------  -------- ------------ --------------  --------
  The Walt      The Walt Disney Company
Disney Company*    Common Stock Fun      250       $62,614,033
                                         230                 $34,710,058                    $20,092,344                 $14,617,714



            * Parties-in-interest

            **Transactions  or series of  transactions in excess of 5 percent of the current value of the Plan's assets as of December 31, 1998 as defined in 29 CFR 2520.103-6 of the Department of Labor Rules and Regulations for Reporting and Disclosure under ERISA.