Form 10-Q
period 1999-06-30
WALT DISNEY CO/
filed 1999-08-16
CIK 1001039

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549



                               FORM 10-Q


          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended June 30, 1999     Commission File Number 1-11605



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


     YES X                     NO


There were 2,062,328,316 shares of common stock outstanding as of August 11, 1999.

                 PART I.  FINANCIAL INFORMATION
                     THE WALT DISNEY COMPANY
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
         In millions, except per share data (unaudited)

[CAPTION]

                                    Three Months      Nine Months
                                       Ended             Ended
                                      June 30           June 30
                                   1999     1998     1999      1998
                                   ------  ------    -----    ------

Revenues                          $ 5,522  $ 5,248   $ 17,621 $ 16,829

Costs and expenses                 (4,571)  (4,325)   (14,911) (13,565)

Gain on sale of Starwave                -        -        345        -
                                   ------   ------     ------  -------
Operating income                      951      923      3,055    3,264

Corporate and other activities        (34)     (49)      (171)    (175)

Equity in Infoseek loss               (87)       -       (246)       -

Net interest expense                 (166)    (161)      (504)    (445)
                                   ------   ------     ------  -------
Income before income taxes            664      713      2,134    2,644

Income taxes                         (297)    (298)      (919)  (1,090)
                                   ------   ------     ------  -------
Net income                        $   367  $   415   $  1,215 $  1,554
                                   ======   ======     ======  =======
Earnings per share

     Diluted                      $  0.18  $  0.20   $   0.58 $   0.75
                                   ======   ======     ======  =======
     Basic                        $  0.18  $  0.20   $   0.59 $   0.76
                                   ======   ======     ======  =======
Average number of common and
common equivalent shares
outstanding

     Diluted                        2,086    2,085      2,084    2,077
                                   ======   ======     ======   ======

     Basic                          2,059    2,043      2,054    2,033
                                   ======   ======     ======   ======


    See Notes to Condensed Consolidated Financial Statements

                     THE WALT DISNEY COMPANY
              CONDENSED CONSOLIDATED BALANCE SHEETS
                 In millions, except share data
[CAPTION]

                                                  June 30,       September 30,
                                                    1999             1998
                                                 -----------     ------------
                                                 (unaudited)
ASSETS
Current Assets
  Cash and cash equivalents                      $    851          $    127
  Receivables                                       3,319             3,999
  Inventories                                         818               899
  Film and television costs                         3,562             3,223
  Deferred income taxes                               452               463
  Other assets                                        780               664
                                                  -------           -------
          Total current assets                      9,782             9,375
Film and television costs                           2,420             2,506
Investments                                         2,470             1,814
Theme parks, resorts and other property, at cost
  Attractions, buildings and equipment             14,906            14,037
  Accumulated depreciation                         (5,947)           (5,382)
                                                  -------           -------
                                                    8,959             8,655
  Projects in progress                              1,853             1,280
  Land                                                425               411
                                                  -------           -------
                                                   11,237            10,346
Intangible assets, net                             15,778            15,769
Other assets                                        1,557             1,568
                                                  -------           -------
                                                 $ 43,244          $ 41,378
                                                  =======           =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts and taxes payable and accrued
   liabilities                                   $  4,147          $  4,767
  Current portion of borrowings                     1,734             2,123
  Unearned royalty and other advances                 782               635
                                                  -------           -------
         Total current liabilities                  6,663             7,525

Borrowings                                         10,367             9,562
Deferred income taxes                               2,733             2,488
Other long term liabilities, unearned               2,670             2,415
royalties and other advances
Stockholders' equity
   Preferred stock, $.01 par value
     Authorized - 100 million shares
     Issued - none
   Common stock, $.01 par value
     Authorized - 3.6 billion shares
     Issued - 2.1 billion shares                    9,235             8,995
   Retained earnings                               12,196            10,981
   Cumulative translation and other                   (15)               13
                                                  -------           -------
                                                   21,416            19,989
   Treasury shares, at cost -
     29 million shares                               (605)             (593)
   Shares held by TWDC Stock Compensation Fund,
     at cost 0.4 million shares at
     September 30, 1998                                 -                (8)
                                                  -------           -------
                                                   20,811            19,388
                                                  -------           -------
                                                 $ 43,244          $ 41,378
                                                  =======           =======

    See Notes to Condensed Consolidated Financial Statements

                     THE WALT DISNEY COMPANY
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     In millions (unaudited)


[CAPTION]

                                                      Nine Months Ended
                                                          June 30
                                                     -------------------
                                                       1999       1998
                                                     --------   --------
NET INCOME                                           $  1,215   $  1,554

OPERATING ITEMS NOT REQUIRING CASH OUTLAYS
  Amortization of film and television costs             1,819      1,651
  Depreciation                                            638        595
  Amortization of intangibles                             332        321
  Gain on sale of Starwave                               (345)         -
  Equity in Infoseek loss                                 246          -
  Other                                                    26        (28)
CHANGES IN ASSETS AND LIABILITIES                         462       (251)
                                                      -------    -------
                                                        3,178      2,288
                                                      -------    -------
CASH PROVIDED BY OPERATIONS                             4,393      3,842
                                                      -------    -------

INVESTING ACTIVITIES
  Film and television costs                            (2,277)    (2,479)
  Investments in theme parks, resorts and other
   property                                            (1,526)    (1,577)
  Acquisitions (net of cash acquired)                    (288)      (183)
  Other                                                    40        179
                                                      -------    -------
                                                       (4,051)    (4,060)
                                                      -------    -------
FINANCING ACTIVITIES
  Commercial paper borrowings, net                        294        614
  Other borrowings                                      1,625      1,462
  Reduction of borrowings                              (1,675)    (1,180)
  Dividends                                                 -       (305)
  Repurchases of common stock                             (19)         -
  Other                                                   157        163
                                                      -------    -------
                                                          382        754
                                                      -------    -------
Increase in cash and cash equivalents                     724        536
Cash and cash equivalents, beginning of period            127        317
                                                      -------    -------
Cash and cash equivalents, end of period             $    851   $    853
                                                      =======    =======


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

2.During the nine months,  the Company  received  net proceeds of  approximately
  $294 million from commercial paper activity and an additional $1.6 billion through other financing arrangements having effective interest rates ranging from 4.75% to 5.33% and maturities in fiscal 2000 through 2039. Some of this debt is denominated in foreign currencies, which the Company has converted into U.S. dollar-denominated LIBOR-based variable rate debt by entering into cross-currency swaps.

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

  The Company accounts for its investment in Infoseek under the equity method of accounting. For the quarter and nine months ended June 30, 1999, the Company recorded $75 million and $165 million of amortization related to intangible assets, respectively. During the first quarter, the Company recorded a charge of $44 million for purchased in-process research and development expenditures. The amortization of intangible assets and the charge for research and development expenditures have been reflected in "Equity in Infoseek loss" in the Company's Condensed Consolidated Statements of Income. As of June 30, 1999, the Company's recorded investment in Infoseek was $557 million. The quoted market value of the Company's Infoseek shares at June 30, 1999 was approximately $1.3 billion.

  In July, the Company and Infoseek entered into an agreement for the Company to acquire the remaining interest in Infoseek it does not already own. (See Note
  7).

4.Dividends per share for the quarter and nine months ended June 30, 1998 were $0.05 and $0.14, respectively. On September 29, 1998, the Company's Board of Directors adopted a policy of considering the declaration and payment of dividends on an annual, rather than a quarterly basis, to reduce costs and simplify payments to stockholders. Accordingly, there were no dividend payments for the nine month period ended June 30, 1999.

5.Diluted earnings per share amounts are calculated using the treasury stock method and are based upon the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares are excluded from the computation in periods in which they would have an anti-dilutive effect. The difference between basic and diluted earnings per share for the Company is solely attributable to stock options, which are considered anti-dilutive when option exercise prices exceed the weighted average market price per share of common stock during the period. For the quarters ended June 30, 1999 and 1998, options for 36 million and 13 million shares, respectively, were excluded from the

                     THE WALT DISNEY COMPANY
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


  diluted earnings per share calculation. For the nine month periods, options for 26 million and 9 million shares, respectively, were excluded.

6.In the first quarter,  the Company adopted  Statement of Financial  Accounting
  Standards No. 130, Reporting Comprehensive Income. This statement requires that the Company present comprehensive income, a measure that reflects all nonowner changes in equity, in addition to net income. Comprehensive income for the periods ended June 30, 1999 and 1998 is as follows (in millions):

[CAPTION]


                                       Three Months Ended    Nine Months Ended
                                            June 30,              June 30,
                                       ------------------    ------------------
                                         1999      1998       1999       1998
                                       -------    -------    -------    -------
 Cumulative translation and other
    adjustments, net of tax            $   (5)    $  (13)    $  (16)    $   (1)
   Net income                             367        415      1,215      1,554
                                        -----      -----      -----      -----
   Comprehensive income                $  362     $  402     $1,199     $1,553
                                        =====      =====      =====      =====


7.On  July  10,  1999,  the  Company  entered  into  an  Agreement  and  Plan of
  Reorganization (the "Reorganization Agreement") with Infoseek. Pursuant to the Reorganization Agreement, the Company is proposing to acquire the remaining 57% of Infoseek that it does not already own by issuing 1.15 shares of a new class of common stock for each outstanding share of Infoseek common stock. The Company will also convert outstanding Infoseek stock options into options exercisable for shares of the new class of common stock.

  The Infoseek merger and issuance of the new class of common stock require approvals by Infoseek and Company stockholders, respectively. Once approvals are obtained, the Company will combine its Internet and direct mail catalog operations with Infoseek to create a single Internet business ("the Disney Internet Group"). The new class of common stock, anticipated to trade under the ticker symbol "GO," will be issued to track the performance of the Disney Internet Group.

  As of the effective date of the Infoseek merger, the Company will retain an initial equity interest of approximately 72% in the Disney Internet Group. Former Infoseek stockholders will initially own the remaining 28%. Shares of the Company's existing common stock will be renamed Disney Common Stock, and will reflect the performance of the Company's businesses other than the Disney Internet Group, plus the Company's 72% retained interest in the Disney Internet Group.

                     THE WALT DISNEY COMPANY
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


  The Infoseek merger will be accounted for as a purchase. Accordingly, operating results for Infoseek and amortization of its intangible assets, which is expected to be substantial, will be reflected in the Company's financial statements from the effective date of the merger, which is expected to occur during the first quarter of fiscal 2000.

                     The Walt Disney Company
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations


SEASONALITY

     The Company's businesses are subject to the effects of seasonality. Consequently, the operating results for the quarter and nine months ended June 30, 1999 for each business segment, and for the Company as a whole, are not necessarily indicative of results to be expected for the full year.

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

RESULTS OF OPERATIONS

Consolidated Results - Quarter
[CAPTION]

                 For the Quarter Ended June 30,
         (unaudited; in millions, except per share data)

                                               1999     1998   % Change
                                              -----    -----   --------

     Revenues                                $ 5,522   $ 5,248       5%
     Costs and expenses                       (4,571)   (4,325)     (6)%
                                              ------    ------
     Operating income                            951       923       3%
     Corporate and other activities              (34)      (49)     31%
     Equity in Infoseek loss                     (87)        -      n/m
     Net interest expense                       (166)     (161)     (3)%
                                              ------    ------
     Income before income taxes                  664       713      (7)%
     Income taxes                               (297)     (298)     n/m
                                              ------    ------
     Net income                              $   367   $   415     (12)%
                                              ======    ======
     Earnings per share
        Diluted                              $  0.18   $  0.20     (10)%
                                              ======    ======
        Basic                                $  0.18   $  0.20     (10)%
                                              ======    ======
    Amortization of intangible assets
     included in operating income            $   117   $   108
                                              ======    ======

                     The Walt Disney Company
             Management's Discussion and Analysis of
    Financial Condition and Results of Operations (continued)


     Net income and diluted earnings per share for the quarter decreased 12% and 10% to $367 million and $0.18, respectively. These decreases were driven by equity in Infoseek's loss, which includes amortization of intangible assets of $75 million, and an increase in net interest expense, partially offset by an increase in operating income and lower net expense associated with corporate and other activities. Excluding the impact of Infoseek, net income and earnings per share were $418 million and $0.20, respectively. The increase in net interest expense reflected gains from sales of investments in the prior year and higher average debt balances in the current quarter. The increase in operating income reflected improvements from Theme Parks and Resorts and Broadcasting, which were substantially offset by lower results from Creative Content. Net expense associated with corporate and other activities decreased due to improved results from the Company's equity investments, including Lifetime Television, A&E Television and Euro Disney.

Consolidated Results - Nine Months
[CAPTION]

               For the Nine Months Ended June 30,
         (unaudited; in millions, except per share data)

                                            1999        1998      %Change
                                          -------     -------     -------

     Revenues                             $ 17,621     $ 16,829      5%
     Costs and expenses                    (14,911)     (13,565)   (10)%
     Gain on sale of Starwave                  345            -     n/m
                                           -------      -------
     Operating income                        3,055        3,264     (6)%
     Corporate and other activities           (171)        (175)     2%
     Equity in Infoseek loss                  (246)           -     n/m
     Net interest expense                     (504)        (445)   (13)%
                                           -------      -------
     Income before income taxes              2,134        2,644    (19)%
     Income taxes                             (919)      (1,090)    16%
                                           -------      -------
     Net income                           $  1,215     $  1,554    (22)%
                                           =======      =======

     Earnings per share
      Diluted                             $   0.58     $   0.75    (23)%
                                           =======      =======
      Basic                               $   0.59     $   0.76    (22)%
                                           =======      =======
    Amortization of intangible assets
     included in operating income         $    332     $    321
                                           =======      =======


                     The Walt Disney Company
             Management's Discussion and Analysis of
    Financial Condition and Results of Operations (continued)


     Net income and diluted earnings per share decreased 22% and 23% to $1.2 billion and $0.58, respectively. These results were driven by a decrease in operating income, equity in Infoseek's loss which includes amortization of intangible assets of $165 million and a $44 million charge for purchased in-process research and development expenditures, and an increase in net interest expense. These items were partially offset by the gain on the sale of Starwave, as discussed below, and lower net expense associated with corporate and other activities. Excluding the impact of Infoseek, operating income, net income and earnings per share were $2.7 billion, $1.2 billion and $0.55, respectively. Decreased operating income reflected significantly lower results from Creative Content and Broadcasting activities, partially offset by improvements from Theme Parks and Resorts. Net interest expense increased due to higher average debt balances in the current year and the absence of gains on sales of investments in the current period compared to the prior year. Lower net expense associated with Corporate and other activities reflected improved results from the Company's equity investments, including Lifetime Television, A&E Television and Euro Disney. Excluding the gain in the prior year on the sale of the Company's investment in Scandinavian Broadcasting Systems, net expense decreased $42 million.

     During the quarter, the Company began an across-the-board assessment of its cost structure and announced several operational realignments in its home video,
television production, international  and  global   merchandise   licensing
businesses. The Company's reorganization efforts are directed toward leveraging marketing and sales efforts, streamlining operations, identifying new markets, and further developing distribution channels, including its Internet sites, cable and television networks.

     The Company is in the process of completing its cost efficiency and operational strategies. The Company expects that certain aspects of its strategies will be completed in the fourth quarter, but it is likely that such efforts will continue into 2000. The Company will likely incur costs associated with these organizational changes, and such costs may be significant. Management expects that its reorganization will better position the Company to leverage the strength of its brands over the long term.

     On November 18, 1998, the Company completed its acquisition of a 43% equity interest in Infoseek, an Internet search company (discussed more fully in footnote 3 to the financial statements). In that transaction, Infoseek exchanged shares of its common stock for the Company's interest in Starwave Corporation, an Internet technology company. As a result of the exchange of its Starwave investment, the Company recognized a non-cash gain of $345 million. Also during the nine months, the Company recorded $165 million of amortization related to goodwill and other identifiable intangible assets and a charge of $44 million for purchased in-process research and

                     The Walt Disney Company
             Management's Discussion and Analysis of
    Financial Condition and Results of Operations (continued)


development expenditures, which have been reflected in "Equity in Infoseek loss" on the Company's Condensed Consolidated Statements of Income. Acquired intangible assets are being amortized over a period of two years. The impact of such charges is expected to be $64 million for the remaining three months of 1999, $256 million in 2000 and $23 million in 2001.

     The Company determined the economic useful life of acquired goodwill by giving consideration to the useful lives of Infoseek's identifiable intangible assets, consisting of developed technology, trademarks and in-place workforce. In addition, the company considered the competitive environment and the rapid pace of technological change in the Internet industry.



BUSINESS SEGMENT RESULTS - QUARTER
[CAPTION]

                                 For the Quarter Ended June 30,
                                    (unaudited; in millions)
                                 ------------------------------
                                  1999       1998      %Change
                                 -------    -------    --------
  Revenues:
   Creative Content              $ 2,020    $ 2,016        -
   Broadcasting                    1,791      1,728        4%
   Theme Parks & Resorts           1,711      1,504       14%
                                  ------     ------
   Total                         $ 5,522    $ 5,248        5%
                                  ======     ======
  Operating Income: (1)
   Creative Content              $    74    $   111      (33)%
   Broadcasting                      399        384        4%
   Theme Parks & Resorts             478        428       12%
                                  ------     ------
   Total                         $   951    $   923        3%
                                  ======     ======
   (1) Includes depreciation and amortization (excluding film costs) of:

   Creative Content              $    59    $    51
   Broadcasting                      138        136
   Theme Parks & Resorts             144        132
                                  ------     ------
                                 $   341    $   319
                                  ======     ======

                     The Walt Disney Company
             Management's Discussion and Analysis of
    Financial Condition and Results of Operations (continued)


Creative Content

     Revenues were unchanged at $2.0 billion, driven by an increase of $69 million in domestic home video, offset by decreases of $33 million in domestic character merchandise licensing and $25 million in television distribution. The increase in domestic home video revenues primarily reflected the successful performance of A Bug's Life in the current quarter. Softness in character merchandise licensing revenues was primarily attributable to lower activity domestically, as sales of merchandise associated with this year's film and television programming fell short of prior year performance. Lower revenues in television distribution reflected a decline in syndication revenues domestically and lower activity internationally, primarily in Europe.

     Operating income decreased 33% or $37 million to $74 million, driven by declines in domestic character merchandise licensing and television production and distribution. These decreases were partially offset by increases in worldwide theatrical motion picture distribution and worldwide home video. Costs and expenses, which consist primarily of production cost amortization, distribution and selling expenses, participations, product cost, labor and occupancy, increased 2% or $41 million. Participation and production cost amortization for domestic home video contributed to the increase in costs and expenses. Higher participation cost was driven by the release of A Bug's Life. Higher production cost amortization reflected a greater proportion of recent releases in the current quarter, which carried higher amortization, compared to classic animated library releases in the prior year. Production cost amortization also increased in network television production, reflecting increased network television pilot activity and production deficits for four new prime time series, all of which have been renewed for the upcoming television season. Increased production deficits are expected to continue, as 8 new series were ordered for the upcoming television season. These increases were partially offset by decreases in distribution costs in domestic theatrical motion picture distribution and international home video, reflecting fewer titles released in the current quarter compared to the prior year.

Broadcasting

     Revenues increased 4% or $63 million to $1.8 billion, driven by growth of $69 million at ESPN and the Disney Channel and $18 million at the radio network and stations, partially offset by a decrease of $20 million at the owned television stations. Revenue growth at ESPN was driven by increased advertising revenues and subscriber growth. Increases at the Disney Channel were generated by subscriber growth and international expansion. Growth at the radio network and stations was driven by a

                     The Walt Disney Company
             Management's Discussion and Analysis of
    Financial Condition and Results of Operations (continued)


strong advertising market and higher ratings. Lower revenues at the owned television stations reflected ongoing softness in the local advertising market.

     Operating income increased 4% or $15 million to $399 million, reflecting increased revenues at the cable networks, partially offset by higher programming costs. Costs and expenses, which consist primarily of programming rights and amortization, production costs, distribution and selling expenses and labor costs, increased 4% or $48 million, driven by higher cost television network and cable programming.

Theme Parks and Resorts

     Revenues increased 14% or $207 million to $1.7 billion, driven by growth of $74 million at Disney Cruise Line, which launched in the prior year fourth quarter, $69 million at the Walt Disney World Resort due to higher guest spending, record theme park attendance, and increased occupied room nights, and $52 million at Anaheim Sports. These gains were partially offset by lower attendance at Disneyland. Record attendance at the Walt Disney World Resort was driven by the opening of Asia, the new land at Disney's Animal Kingdom, and occupied room nights were driven by Disney's All Star Movies Resort, which opened in the second quarter of the current year. The increase at Anaheim Sports was due to inclusion of revenues from the Anaheim Angels. During the second quarter the Company purchased the 75% interest in the Anaheim Angels that it did not previously own and now consolidates Anaheim Angels results within the Theme Parks and Resorts segment.

     Operating income increased $50 million or 12% to $478 million, resulting primarily from revenue growth at the Walt Disney World Resort and a full quarter of operations at Disney Cruise Line, partially offset by lower attendance at Disneyland. Costs and expenses, which consist principally of labor, costs of merchandise, food and beverages sold, depreciation, repairs and maintenance, entertainment and marketing and sales expenses, increased $157 million or 15%. Increased operating costs were driven by higher theme park attendance, Disney Cruise Line operations, and Anaheim Angels operating costs.

                     The Walt Disney Company
             Management's Discussion and Analysis of
    Financial Condition and Results of Operations (continued)


Business Segment Results - Nine Months
[CAPTION]

                                      For the Nine Months Ended June 30,
                                           (unaudited; in millions)
                                      ----------------------------------
                                        1999        1998       %Change
                                      --------    --------    ----------
  Revenues:
   Creative Content                   $  7,354    $  7,440       (1)%
   Broadcasting                          5,714       5,381        6%
   Theme Parks & Resorts                 4,553       4,008       14%
                                       -------     -------
   Total                              $ 17,621    $ 16,829        5%
                                       =======     =======
  Operating Income: (1)
   Creative Content                   $    667    $  1,150       (42)%
   Broadcasting                            925       1,128       (18)%
   Theme Parks & Resorts                 1,118         986        13%
                                       -------     -------
                                         2,710       3,264       (17)%
   Gain on Sale of Starwave                345           -        n/m
                                       -------     -------
   Total                              $  3,055    $  3,264        (6)%
                                       =======     =======
  (1) Includes depreciation and amortization (excluding film costs) of:
   Creative Content                   $    160    $    153
   Broadcasting                            413         405
   Theme Parks & Resorts                   377         334
                                       -------     -------
                                      $    950    $    892
                                       =======     =======

CREATIVE CONTENT

  Revenues decreased 1% or $86 million to $7.4 billion, driven by declines of $187 million in domestic home video, $123 million in worldwide character merchandise licensing, and $34 million in the Disney Stores, principally domestically, partially offset by growth of $246 million in worldwide theatrical motion picture distribution. Domestic home video reflected fewer unit sales in the current year due to a greater number of classic animated library titles in the prior year period. Lower character merchandise licensing revenues were primarily attributable to declines in domestic activity and economic weakness abroad. Decreases at the Disney Stores reflected a decline in comparable store sales domestically, which was only partially offset by growth internationally. Growth in worldwide theatrical motion picture distribution revenues was primarily attributable to a stronger film slate in the current year, including the box office successes of The Waterboy, A Bug's Life and Tarzan domestically and A Bug's Life and Armageddon internationally.

                     The Walt Disney Company
             Management's Discussion and Analysis of
    Financial Condition and Results of Operations (continued)


     Operating income decreased 42% or $483 million to $667 million, reflecting declines in worldwide home video, worldwide character merchandise licensing and the Disney Stores, domestically, partially offset by increases in worldwide theatrical motion picture distribution. Costs and expenses increased 6% or $397 million. In worldwide home video, participation and production cost amortization increased, reflecting an increase in the current year in the proportion of recent titles, which carry higher participation and production cost amortization, versus classic animated library titles. In addition, participation costs increased due to the release of A Bug's Life in the current quarter. Improved results in worldwide theatrical motion picture distribution were partially offset by higher distribution costs and participation and production cost amortization. Increases in production costs are reflective of industry trends: as competition for creative talent has increased, costs within the industry have increased at a rate significantly higher than inflation.

Broadcasting

     Revenues increased 6% or $333 million to $5.7 billion, driven by growth of $282 million at ESPN and the Disney Channel and $56 million at the radio network and stations, partially offset by a $23 million decrease at the owned television stations. Revenue growth at ESPN was driven by increased advertising revenues and subscriber growth as well as additional NFL games under the 1998 NFL contract. Increases at the Disney Channel were due to subscriber growth and international expansion. The major broadcast networks continue to be impacted by declining viewership reflecting the growth in the cable industry's share of viewers. Growth at the radio network and stations reflected strong advertising markets and higher ratings. Revenues at the owned television stations decreased due to ongoing softness in the local advertising market.

     Operating income decreased 18% or $203 million to $925 million, reflecting increased programming costs at the television network and ESPN, partially offset by revenue increases at the cable and radio networks and radio stations. Costs and expenses increased 13% or $536 million, driven by higher NFL and other programming costs at the television network and ESPN. In addition, higher program amortization at the television network reflected a reduction in benefits from the ABC acquisition.

     The programming rights fees under the 1998 NFL contract are significantly higher than those required by the previous contract and the fee increases exceed the estimated revenue increases over the contract term. The contract's impact on the Company's results over the remaining contract term is dependent upon a number of factors, including the strength of advertising markets, effectiveness of marketing efforts, and the size of viewer audiences.

                     The Walt Disney Company
             Management's Discussion and Analysis of
    Financial Condition and Results of Operations (continued)


     The cost of the NFL contract is charged to expense based on the ratio of each period's gross revenues to estimated total gross revenues over the contract period. Estimates of total gross revenues can change significantly and, accordingly, they are reviewed periodically and amortization is adjusted if necessary. Such adjustments could have a material effect on results of operations in future periods.

Theme Parks and Resorts

     Revenues increased 14% or $545 million to $4.6 billion, driven by growth of $238 million at the Walt Disney World Resort, due primarily to record theme park attendance, higher guest spending and increased occupied room nights, $167 million at Disney Cruise Line which launched in the prior year fourth quarter, and $55 million from Anaheim Sports. Record attendance at the Walt Disney World Resort was driven by the opening of Asia, the new land at Disney's Animal Kingdom, while growth in occupied room nights was driven by Disney's All Star Movies Resort, which opened in the second quarter of the current year. The increase at Anaheim Sports reflects consolidation of the operations of the Anaheim Angels, following the Company's second quarter purchase of 75% of the Angels that it did not previously own.

     Operating income increased 13% or $132 million to $1.1 billion, resulting primarily from revenue growth at the Walt Disney World Resort and a full period of operations at Disney Cruise Line. Costs and expenses increased $413 million or 14%. Increased operating costs were driven by higher theme park attendance and Disney Cruise Line operations.


FINANCIAL CONDITION

     For the nine months ended June 30, 1999, cash provided by operations increased $551 million to $4.4 billion driven by increased collection of receivables, lower income tax payments and higher film and television cost amortization, partially offset by decreased net income.

     During the nine months, the Company invested $2.3 billion to develop, produce and acquire rights to film and television properties including $310 million in connection with a prior year agreement to acquire a film library.

     During the nine months, the Company invested $1.5 billion in theme parks, resorts and other properties. These expenditures reflected continued expansion activities related to Disney's California Adventure, Disney's Animal Kingdom, Disney Cruise Line and certain resort facilities at the Walt Disney World Resort.

                          The Walt Disney Company
                   Management's Discussion and Analysis of
            Financial Condition and Results of Operations (continued)

     Total commitments to purchase broadcast programming approximated $13.6 billion at June 30, 1999, including approximately $8 billion related to NFL programming. Substantially all of this amount is payable over the next six years.

     The Company expects the ABC Television Network, ESPN and the Company's television and radio stations to continue to enter into programming commitments to purchase the broadcast rights for various feature films, sports and other programming.

     During the nine months, the Company received approximately $294 million from net commercial paper activity and $1.6 billion from other financing arrangements. Commercial paper borrowings outstanding as of June 30, 1999 totaled $2.7 billion, with maturities of up to one year, supported by bank facilities totaling $4.5 billion, which expire in one to two years and allow for borrowings at various interest rates. The Company also has the ability to borrow under a U.S. shelf registration statement and a euro medium-term note program, which collectively permit the issuance of up to approximately $4.2 billion of additional debt.

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

     IT Systems. Remediation efforts (including testing and certification) continued with respect to the Company's previously identified "critical" and "important" business ("information technology" or "IT") systems. Certification as Y2K compliant for the bulk of these systems was completed on July 31, 1999, with the remainder to be completed by October 1999.

                            The Walt Disney Company
                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations (continued)

     Non-IT Systems. The Company has completed its inventory of third-party and internal embedded, or "non-IT" systems. Company representatives continue to meet with vendors of equipment used in the Company's theme parks, hotels and owned office buildings and with property managers of important leased properties worldwide to ensure that the equipment is Y2K compliant. Testing of significant embedded systems has been substantially completed and the Company expects remaining systems to be completed by September 30, 1999. Additionally, testing plans are being developed and some vendor validation has occurred for other key embedded systems, such as satellite transmission and broadcast systems. Testing for some of these systems will require taking them off-line for varying periods, which may cause temporary interruptions in particular business operations, although such interruptions are not expected to materially impact operations. In appropriate cases, the Company will be relying upon vendors' laboratory testing and certification documents to validate that the related systems are Y2K compliant. Where the Company does not have adequate assurance that remediation efforts by third parties are on schedule, contingency plans are being developed to minimize potential disruption from embedded system failures. Validation efforts are expected to continue through October 1999.

     Business Partners. The Company continued testing its online interfaces with many businesses that provide services and products to the Company, but the Company has experienced instances where some third parties have indicated that they will not be prepared to conduct online systems tests with the Company's systems at least until the Fall of 1999. The Company has devoted significant resources to this phase of its Y2K plan in order to minimize the risk to the Company. Where appropriate, manual or other semi-automated workarounds are being considered.

     Contingency Planning. Contingency planning has also continued at all business units under the leadership of the Company's Y2K task force. These plans are intended to provide guidance and alternatives for unexpected failures of internal systems, as well as external failures (such as electricity, communications and transportation) that may impede any business unit's ability to operate normally. Plans also provide for staffing of crisis management teams; identification of methods for ensuring prioritization of remedial efforts; storage of emergency inventories, and the development of plans for business resumption in the event of extended disruptions. Crisis management teams have been meeting regularly throughout the Company formalizing Y2K contingency plans, and these meetings will continue through the remainder of the year.

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

                   PART II. OTHER INFORMATION
                     THE WALT DISNEY COMPANY




Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits
       3    Amended and restated certificate of incorporation

(b)  Reports on Form 8-K

       (i) Current report on form 8-K dated July 12, 1999, with respect to the proposed acquisition of Infoseek Corporation

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


August 16, 1999
Burbank, California