Form 10-K
period 1999-09-30
WALT DISNEY CO/
filed 1999-12-21
CIK 1001039

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 1999     Commission File Number 1-11605

                       [LOGO OF THE WALT DISNEY COMPANY]

Incorporated in Delaware                     I.R.S. Employer Identification No.
500 South Buena Vista Street, Burbank, California 91521      95-4545390
(818) 560-1000

Securities Registered Pursuant to Section 12(b) of the Act:

                                                     Name of Each Exchange
Title of Each Class                                   on Which Registered
Disney Group Common Stock, $.01 par value            New York Stock Exchange
                                                     Pacific Stock Exchange

go.com Common Stock, $.01 par value                  New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act: None.

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No
  Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
  As of November 30, 1999, the aggregate market values of Disney Group and go.com common stock held by non-affiliates (based on the closing price on such date as reported on the New York Stock Exchange-Composite Transactions) were $57.6 billion and $1.2 billion, respectively. All executive officers and directors of registrant and all persons filing a Schedule 13D with the Securities and Exchange Commission in respect to registrant's common stock have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the registrant.
  There were 2,065,943,456 shares of Disney Group common stock outstanding and 35,545,985 shares of go.com common stock outstanding as of December 17, 1999

                      Documents Incorporated by Reference

  Certain information required for Part III of this report is incorporated herein by reference to the proxy statement for the 2000 annual meeting of the Company's stockholders.

                                    PART I

ITEM 1. Business

  The Walt Disney Company owns 100% of Disney Enterprises, Inc. (DEI) which, together with its subsidiaries, is a diversified worldwide entertainment company with operations in five business segments: Media Networks, Studio Entertainment, Theme Parks and Resorts, Consumer Products and Internet and Direct Marketing. The term "Company" is used to refer collectively to the parent company and the subsidiaries through which its various businesses are actually conducted. Information on revenues, operating income, identifiable assets and supplemental revenue of the Company's business segments appears in
Note 11 to the Consolidated Financial Statements included in Item 8 hereof. The Company employs approximately 120,000 people.

                                MEDIA NETWORKS

Television and Radio Networks
  The Company operates the ABC Television Network, which as of September 30, 1999 had 225 primary affiliated stations operating under long-term agreements reaching 99.9% of all U.S. television households. The ABC Television Network broadcasts programs in "dayparts" as follows: Monday through Friday Early Morning, Daytime and Late Night, Monday through Sunday Prime Time and News, Children's and Sports. The Company operates the ABC Radio Networks, which reach more than 147 million domestic listeners weekly and consist of over 8,900 program affiliations on more than 4,400 radio stations. The ABC Radio Networks also produce and distribute a number of radio program series for radio stations nationwide and can be heard in more than 90 countries worldwide. In addition, ABC Radio Networks produces and operates Radio Disney, which targets children ages 6 to 11 and their parents. Radio Disney is carried on 45 stations that cover nearly 50 percent of the U.S. market.

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

Television and Radio Stations
  The Company owns nine very high frequency (VHF) television stations, five of which are located in the top ten markets in the United States; one ultra high frequency (UHF) television station; 26 standard (AM) radio stations; and 16 frequency modulation (FM) radio stations. All of the television stations are affiliated with the ABC Television Network, and most of the 42 radio stations are affiliated with the ABC Radio Networks. The Company's television stations reach 24% of the nation's television households, calculated using the multiple ownership rules of the Federal Communications Commission (FCC). The Company's radio stations reach more than 13 million people weekly in the top 20 United States advertising markets. Markets, frequencies and other station details are set forth in the following tables:

Television Stations

                                                 Expiration   Television
                                                 date of FCC    market
Station and Market                   Channel    authorization ranking (1)
------------------                   -------    ------------- -----------
WABC-TV (New York, NY)                  7       Jun. 1, 2007       1
KABC-TV (Los Angeles, CA)               7       Dec. 1, 2006       2
WLS-TV (Chicago, IL)                    7       Dec. 1, 2005       3
WPVI-TV (Philadelphia, PA)              6       Aug. 1, 2007       4
KGO-TV (San Francisco, CA)              7            (2)           5
KTRK-TV (Houston, TX)                   13      Aug. 1, 2006      11
WTVD-TV (Raleigh-Durham, NC)            11      Dec. 1, 2004      29
KFSN-TV (Fresno, CA)                    30      Dec. 1, 2006      55
WJRT-TV (Flint, MI)                     12      Oct. 1, 2005      64
WTVG-TV (Toledo, OH)                    13      Oct. 1, 2005      66

Radio Stations

                                    Frequency    Expiration      Radio
                                   AM-Kilohertz  date of FCC    market
Station and Market                 FM-Megahertz authorization ranking (3)
------------------                 ------------ ------------- -----------
WABC (New York, NY)                    770 K    June 1, 2006        1
KABC (Los Angeles, CA)                 790 K    Dec. 1, 2005        2
KDIS (Los Angeles, CA)                 710 K    Dec. 1, 2005        2
WLS (Chicago, IL)                      890 K    Dec. 1, 2004        3
WMVP (Chicago, IL)                    1000 K    Dec. 1, 2004        3
WRDZ (Chicago, IL)                    1300 K    Dec. 1, 2004        3
WDDZ (Chicago, IL)                    1500 K    Dec. 1, 2004        3
KGO (San Francisco, CA)                810 K    Dec. 1, 2005        4
KSFO (San Francisco, CA)               560 K    Dec. 1, 2005        4
KMKY (San Francisco, CA)              1310 K    Dec. 1, 2005        4
WBAP (Dallas-Fort Worth, TX)           820 K    Aug. 1, 2005        6
KMKI (Dallas-Fort Worth, TX)           620 K    Aug. 1, 2005        6
WJR (Detroit, MI)                      760 K    Oct. 1, 2004        7
WMAL (Washington, D.C.)                630 K    Oct. 1, 2003        8
WDWD (Atlanta, GA)                     590 K    Apr. 1, 2004       12
KKDZ (Seattle, WA)                    1250 K    Feb. 1, 2006       14
KDIZ (Minneapolis, MN)                1440 K    Apr. 1, 2005       18
WSDZ (St. Louis, MO)                  1260 K    Dec. 1, 2004       19
WEAE (Pittsburgh, PA)                 1250 K    Aug. 1, 2006       21
WWMK (Cleveland, OH)                  1260 K    Oct. 1, 2004       24
KADZ (Denver, CO)                     1550 K    Oct. 1, 2004       23
KDDZ (Denver, CO)                     1690 K         (2)           23
KMIK (Phoenix, AZ)                    1580 K    Feb. 2, 2005       15
KMIC (Houston, TX)                    1590 K    Aug. 1, 2005       10
WWMI (Tampa, FL)                      1380 K    Feb. 1, 2004       22
WFBA (Miami, FL)                       990 K    Feb. 1, 2004       11
WPLJ (FM) (New York, NY)              95.5 M    June 6, 2006        1
KLOS (FM) (Los Angeles, CA)           95.5 M         (2)            2
WXCD (FM) (Chicago, IL)               94.7 M    Dec. 1, 2004        3
KSCS (FM) (Dallas-Fort Worth, TX)     96.3 M    Aug. 1, 2005        6
KMEO (FM) (Dallas-Fort Worth, TX)     96.7 M    Aug. 1, 2005        6
WPLT (FM) (Detroit, MI)               96.3 M    Oct. 1, 2004        7
WDRQ (FM) (Detroit, MI)               93.1 M    Oct. 1, 2001        7
WRQX (FM) (Washington, D.C.)         107.3 M    Oct. 1, 2003        8
WJZW (FM) (Washington, D.C.)         105.9 M    Oct. 1, 2001        8

                                      Frequency    Expiration      Radio
                                     AM-Kilohertz  date of FCC    market
Station and Market                   FM-Megahertz authorization ranking (3)
------------------                   ------------ ------------- -----------
WKHX (FM) (Atlanta, GA)                101.5 M    Apr. 1, 2004       12
WYAY (FM) (Atlanta, GA)                106.7 M    Apr. 1, 2004       12
KQRS (FM) (Minneapolis-St.Paul, MN)     92.5 M    Apr. 1, 2005       18
KXXR (FM) (Minneapolis-St.Paul, MN)     93.7 M    Apr. 1, 2005       18
KZNR (FM) (Minneapolis-St.Paul, MN)    105.1 M    Apr. 1, 2005       18
KZNT (FM) (Minneapolis-St.Paul, MN)    105.3 M    Apr. 1, 2005       18
KZNZ (FM) (Minneapolis-St.Paul, MN)    105.7 M    Apr. 1, 2005       18

--------
(1) Based on Nielsen U.S. Television Household Estimates, Nielsen Station Index, September 1998
(2) See "Renewals"
(3) Based on 1998 Arbitron Radio Market Rank

Cable Networks
  The Company's cable networks, which consist of cable and international broadcast operations, are principally involved in the production and distribution of cable television programming, the licensing of programming to domestic and international markets and investing in foreign television broadcasting, production and distribution entities. The Company owns the Disney Channel, Toon Disney, SoapNet, which will be launched in January 2000, 80% of ESPN, Inc., 37.5% of the A&E Television Networks, 50% of Lifetime Entertainment Services, 39.6% of E! Entertainment Television and has various international investments.

  The Disney Channel, which has approximately 59 million domestic subscribers, is a cable and satellite television service. New shows developed for original use by the Disney Channel include dramatic, adventure, comedy and educational series, as well as documentaries and first-run television movies. In addition, entertainment specials include shows originating from both the Walt Disney World Resort and Disneyland Park. The balance of the programming consists of products acquired from third parties and products from the Company's theatrical film and television programming library.

  The Disney Channel International reaches approximately 11 million subscribers. Programming consists primarily of the Company's theatrical film and television programming library, as well as products acquired from third parties and locally produced programming. The Disney Channels in Taiwan and the U.K. premiered in 1995, followed by the launch of the Disney Channels in Australia and Malaysia in 1996, France and the Middle East in 1997, Spain in April 1998, Italy in October 1998 and Germany in October 1999. Further launches are planned thereafter in Latin America and Scandinavia. The Company continues to explore the development of the Disney Channel in other countries around the world.

  Toon Disney, a 24-hour cable and satellite channel airing primarily Disney animation, was launched April 18, 1998. Toon Disney reaches 14 million subscribers.

  SoapNet, a 24-hour, seven-day-a-week soap opera channel, will be launched in January 2000. SoapNet's prime-time schedule will feature same-day telecasts of the ABC Daytime soap operas, All My Children, General Hospital, One Life to Live and Port Charles. The network, targeted to soap opera fans who cannot tune in during the daytime block on the ABC Television Network, will also feature an original half-hour daily soap news magazine show, Soap Center, as well as classic "Flashback" episodes from daytime series. SoapNet will add third party licensed programming in the near future.

  ESPN, Inc. operates ESPN, a cable and satellite sports programming service reaching 77 million domestic households; ESPN2, which reaches 67 million homes; ESPN Classic, which reaches nearly 20 million homes; and ESPNEWS, a 24-hour sports news service that reaches approximately 14 million households nationwide. ESPN launched two domestic pay sports channels, ESPN Now and ESPN

Extra, in September 1999. ESPN, Inc. programs, owns or has equity interests in 20 international networks, reaching more than 150 million households outside the United States in more than 180 countries and territories. ESPN, Inc., owns 33% of Eurosport, a pan-European cable and direct-to-home sports programming service, and 50% of ESPN Brazil. ESPN, Inc. owns a 50% interest in the ESPN STAR Sports joint venture, which delivers sports programming throughout most of Asia, and 32% of NetStar, which owns The Sports Network (TSN) and Le Reseau des Sports, among other media properties in Canada. ESPN, Inc. also holds a 20% interest in Sports-i ESPN in Japan, the country's only cable and direct-to-home all-sports network. ESPN also has several other brand extensions, including ESPN Radio, the largest radio sports network in the United States, distributed through ABC Radio to more than 620 stations; ESPN The Magazine published by Disney Publishing, included in the Consumer Products segment; and ESPN Zones, sports-themed dining and entertainment facilities managed by Disney Regional Entertainment, included in the Theme Parks and Resorts segment.

  The A&E Television Networks are cable programming services devoted to cultural and entertainment programming. The A&E cable service reaches 81 million subscribers. The History Channel, which is owned by A&E, reaches 61 million subscribers.

  Lifetime Entertainment Services owns Lifetime Television, which reaches 75 million cable subscribers and is devoted to women's lifestyle programming. During 1998, Lifetime launched the Lifetime Movie Network, a 24-hour digital channel.

  E! Entertainment Television is a cable programming service which reaches 59 million cable subscribers and is devoted to the world of entertainment. E! Entertainment Television also launched style. in October 1998. style. is a 24-hour network devoted to style, fashion and design (available to both analog and digital systems).

  The Company's share of the financial results of the cable and international broadcast services, other than the Disney Channel, ESPN, Inc., and SoapNet, beginning in 2000, is reported under the heading "Corporate and other activities" in the Company's Consolidated Statements of Income.

Competitive Position
  The ABC Television Network, the Disney Channel, ESPN and other broadcasting entities primarily compete for viewers with the other television networks, independent television stations, other video media such as cable television, satellite television program services and videocassettes. In the sale of advertising time, the broadcasting operations compete with other television networks, independent television stations, suppliers of cable television programs and other advertising media such as newspapers, magazines and billboards. The ABC Radio Networks likewise compete with other radio networks and radio programming services, independent radio stations and other advertising media.

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

  There has been a continuing decline in viewership at all major broadcast networks, including ABC, reflecting, among other things, the growth in the cable industry's share of viewers, which has resulted in increased competitive pressures for advertising revenues. In addition, sports and other programming costs have increased due to increased competition.

Federal Regulation
  Television and radio broadcasting are subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended (the Communications Act). The Communications Act empowers the FCC, among other things, to issue, revoke or modify broadcasting licenses, determine the location of stations, regulate the equipment used by stations, adopt such regulations as may be necessary to carry out the provisions of the Communications Act and impose certain penalties for violation of its regulations.

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

Renewals
  Broadcasting licenses are granted for a maximum period of eight years, and are renewable upon application therefor if the FCC finds that the public interest would be served thereby. During certain periods when a renewal application is pending, other parties may file petitions to deny the application for renewal of a license. A renewal application is now pending for KGO-TV in San Francisco, KLOS (FM) in Los Angeles and KDDZ (AM) in Denver. All of the Company's other owned stations have been granted license renewals by the FCC for maximum terms.

                             STUDIO ENTERTAINMENT

  The Studio Entertainment segment produces live-action and animated motion pictures, television programs, musical recordings and live stage plays. The Company is an industry leader in producing and acquiring live-action and animated motion pictures for distribution to the theatrical, television and home video markets and produces original television programming for network, first-run syndication, pay and international syndication markets. In addition, television programs have been created that contain characters originated in animated films. Films and characters are also often promoted through the release of audiocassettes and compact discs. The Company is also engaged directly in the home video and television distribution of its film and television library.

Theatrical Films
  Walt Disney Pictures and Television, a subsidiary of the Company, produces and acquires live-action motion pictures that are distributed under the banners Walt Disney Pictures, Touchstone Pictures and Hollywood Pictures. Another subsidiary, Miramax Film Corp., acquires and produces motion pictures that are primarily distributed under the Miramax and Dimension banners. The Company also produces and distributes animated motion pictures under the banner Walt Disney Pictures. In addition, the Company distributes films produced or acquired from certain independent production companies.

  During fiscal 2000, the Company expects to distribute approximately 23 feature films under the Walt Disney Pictures, Touchstone Pictures and Hollywood Pictures banners and approximately 30 films under the Miramax and Dimension banners, including several live-action family films and five full length animated films, with the remainder targeted to teenagers and adults. In addition, the Company periodically reissues previously released animated films. As of September 30, 1999, the Company had released 569 full length live-action features (primarily color), 38 full length animated color features and approximately 483 cartoon shorts.

  The Company distributes and markets its filmed products principally through its own distribution and marketing companies in the United States and major foreign markets. In 1999, the Company's international distributor, Buena Vista International, became the first international distribution company to gross more than $1 billion at the box office for five consecutive years.

Home Video
  The Company directly distributes home video releases from each of its banners in the domestic market. In the international market, the Company distributes both directly and through foreign distribution companies. In addition, the Company develops, acquires and produces original programming for direct to video release. The Company distributed four of the ten top selling home videos and three of the ten top rental titles in 1999. As of September 30, 1999, 1,343 produced and acquired titles, including 726 feature films and 539 cartoon shorts and animated features, were available to the domestic marketplace and 1,524 produced and acquired titles, including 853 feature films and 671 cartoon shorts and animated features, were available to the international home entertainment market.

Television Production and Distribution
  The Company develops, produces and distributes television programming to global broadcasters, cable and satellite operators, including the major television networks, the Disney Channel and other cable broadcasters, under the Buena Vista Television, Touchstone Television, Walt Disney Television and Miramax Television labels. Program development is carried out in collaboration with a number of independent writers, producers and creative teams under various development arrangements. The Company focuses on the development, production and distribution of half-hour comedies and one-hour dramas for network prime-time broadcast. Half-hour comedies Boy Meets World, Sports Night and The PJ's, and the one-hour drama Felicity, were all renewed for the 1999/2000 television season. New prime-time series that premiered in the fall of 1999 included the half-hour comedy Thanks and the one-hour dramas Once and Again and Popular. Midseason orders included the half-hour comedies Brutally Normal, Talk to Me and Clerks, and the one-hour drama Wonderland.

  The Company is also producing nine original television movies for The Wonderful World of Disney, which was renewed for the 1999/2000 television season and continues to air on ABC on Sunday evenings.

  The 1999/2000 Saturday morning television season returned with a third year of the two-hour kids' show, Disney's One Saturday Morning on ABC. Disney's One Saturday Morning is a show comprised of audience participation segments, cartoons and pre-recorded comedy segments that "wrap-around" the weekly series Disney's Doug, Disney's Recess, Disney's Pepper Ann, Sabrina and The New Adventures of Winnie the Pooh. Other television animation series on Disney's One Saturday Morning include the return of Mouseworks, the first cartoon series since the 1950's featuring Mickey Mouse and his friends, and the midseason premier of Weekenders.

  The Company also provides a variety of prime-time specials for exhibition on network television. Additionally, the Company produces first-run animated and live-action syndicated programming. Disney's One Too is a two-hour block, airing six days per week, including Disney's Recess, Disney's Doug, Sabrina and Disney's Hercules. Live-action programming includes Live! with Regis and Kathie Lee, a daily talk show; Honey, I Shrunk the Kids, a weekly family action hour; Roger Ebert and the Movies, a weekly motion picture review program; Your Big Break, a weekly variety show; Disney Presents Bill Nye the Science Guy, a weekly educational program for children; as well as the daily game show on cable Win Ben Stein's Money.

  The Company licenses its theatrical and television film library to the domestic television syndication market. Television programs in off-network syndication or cable include Home Improvement, Ellen, Boy Meets World, Blossom, Dinosaurs, Golden Girls, Brotherly Love, Empty Nest and Unhappily Ever After. Major packages of the Company's feature films and television programming have been licensed for broadcast over several years.

  The Company also licenses its theatrical and television properties in a number of foreign television markets. In addition, certain of the Company's television programs are syndicated by the Company abroad, including The Disney Club, a weekly series that the Company produces for foreign markets.

  The Company has licensed to the Encore pay television services, over a multi-year period, exclusive domestic pay television rights to certain films released under the Walt Disney Pictures, Touchstone Pictures, Hollywood Pictures, Miramax and Dimension banners. In addition, the Company has licensed to the Showtime pay television services over a multi-year period, exclusive domestic pay television rights to certain films released under the Dimension banner.

Audio Products and Music Publishing
  The Company also produces and distributes compact discs, audiocassettes and records, consisting primarily of soundtracks for animated films and read-along products, directed at the children's market in the United States, France and the United Kingdom, and licenses the creation of similar products throughout the rest of the world. In addition, the Company commissions new music for its motion pictures and television programs, and records and licenses the song copyrights created for the Company to others for printed music, records, audiovisual devices and public performances.

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

Walt Disney Theatrical Productions
  The Company's award-winning live stage musical division produces musicals for stages on Broadway and around the world. During 1999, Beauty and the Beast entered its sixth year on Broadway and a new domestic touring production was launched. To date, the show has been produced in twelve international markets. The Lion King continues its standing-room-only Broadway run at the New Amsterdam Theatre into its second year. The show is running to equal acclaim in Tokyo and Osaka, Japan, and in London, England. Additional companies debuted in London in October 1999 and will debut in Toronto and Los Angeles during 2000. Under a license agreement, The Hunchback of Notre Dame opened in Berlin in June 1999. Elton John and Tim Rice's Aida opened in Chicago in December 1999 and is scheduled to open on Broadway in early 2000.

Competitive Position
  The success of the Studio Entertainment operations is heavily dependent upon public taste, which is unpredictable and subject to change. In addition, Studio Entertainment operating results fluctuate due to the timing and performance of theatrical and home video releases. Release dates are determined by several factors, including competition and the timing of vacation and holiday periods.

  The Company's Studio Entertainment businesses compete with all forms of entertainment. A significant number of companies produce and/or distribute theatrical and television films, exploit products in the home video market, provide pay television programming services and sponsor live theater. The Company also competes to obtain creative talents, story properties, advertiser support, broadcast rights and market share, which are essential to the success of all the Company's Studio Entertainment businesses.

                            THEME PARKS AND RESORTS

  The Company operates the Walt Disney World Resort in Florida and the Disneyland Park and two hotels in California. The Company also earns royalties on revenues generated by the Tokyo Disneyland theme park and has an ownership interest in Disneyland Paris.

Walt Disney World Resort
  The Walt Disney World Resort is located on approximately 30,500 acres of land owned by Company subsidiaries 15 miles southwest of Orlando, Florida. The resort includes four theme parks (the Magic Kingdom, Epcot, Disney-MGM Studios and Disney's Animal Kingdom), hotels and villas, a retail, dining and entertainment complex, a sports complex, conference centers, campgrounds, golf courses, water parks and other recreational facilities designed to attract visitors for an extended stay. In addition, the resort operates Disney Cruise Line from Port Canaveral, Florida.

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

  Epcot - Epcot, which opened in 1982, consists of two major themed areas:
Future World and World Showcase. Future World dramatizes certain historical developments and addresses the challenges facing the world today through major pavilions devoted to high-tech products of the future ("Innoventions"), communication and technological exhibitions ("Spaceship Earth"), energy, transportation, imagination, life and health, the land and seas. World Showcase presents a community of nations focusing on the culture, traditions and accomplishments of people around the world. World Showcase includes as a central showpiece the American Adventure, which highlights the history of the American people. Other nations represented are Canada, China, France, Germany, Italy, Japan, Mexico, Morocco, Norway and the United Kingdom. Both areas feature themed rides and attractions, restaurants and merchandise shops.

  Beginning October 1, 1999, Epcot began hosting the Company's 15-month Millennium Celebration, which includes new entertainment spectaculars, attractions, interactive experiences from around the world and special events.

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

  Disney's Animal Kingdom - Disney's Animal Kingdom, which opened in April 1998, consists of a 145-foot Tree of Life as the centerpiece surrounded by five themed areas: Dinoland U.S.A., Africa, Conservation Station, Asia and Camp Minnie-Mickey. Each themed area contains adventure attractions, entertainment shows, restaurants and merchandise shops. The park features more than 200 species of animals and 4,000 varieties of trees and plants on more than 500 acres of land.

  Resort Facilities - As of September 30, 1999, the Company owned and operated 13 resort hotels and a complex of villas and suites at the Walt Disney World Resort, with a total of approximately 20,200 rooms and 318,000 square feet of conference meeting space. In addition, Disney's Fort Wilderness camping and recreational area offers approximately 800 campsites and 400 wilderness homes. The resort also offers professional development and personal enrichment programs at the Disney Institute.

  Recreational amenities and activities available at the resort include five championship golf courses, miniature golf courses, full-service spas, tennis, sailing, water skiing, swimming, horseback riding and a number of other noncompetitive sports and leisure time activities. The resort also operates three water parks: Blizzard Beach, River Country and Typhoon Lagoon.

  The Company has also developed a 120-acre retail, dining and entertainment complex known as Downtown Disney, which consists of the Downtown Disney Marketplace, Pleasure Island and Downtown Disney West Side. In addition to more than 20 specialty retail shops and restaurants, the Downtown Disney Marketplace is home to the 50,000-square-foot World of Disney, the largest Disney retail outlet. Pleasure Island, an entertainment center adjacent to the Downtown Disney Marketplace, includes restaurants, night clubs and shopping facilities. Downtown Disney West Side is situated on 66 acres on the west side of Pleasure Island and includes a DisneyQuest facility, Cirque du Soleil and several participant retail, dining and entertainment operations.

  Disney's Wide World of Sports, which opened in 1997, is a 200-acre sports complex providing professional caliber training and competition, festival and tournament events and interactive sports activities. The complex's venues accommodate more than 30 different sporting events, including baseball, tennis, basketball, softball, track and field, football and soccer. Its 9,000-seat stadium is the spring training site for the Atlanta Braves. The tennis venue is the home of the U.S. Men's Clay Court championships. In addition, the Harlem Globetrotters use the facility for their official training site and holiday season games. The Amateur Athletic Union hosts more than 30 championship events per year at the facility.

  Disney Cruise Line is a cruise vacation line that includes two 85,000-ton ships, the Disney Magic and its sister ship the Disney Wonder, which sailed their maiden voyages in July 1998 and August 1999, respectively. Both ships cater to children, families and adults, with distinctly themed areas for each group. Each ship features 875 staterooms, 73% of which are outside staterooms providing guests with ocean views. Each cruise vacation includes a visit to Disney's Castaway Cay, a 1,000-acre private Bahamian island in the Abacos. The Company packages cruise vacations with visits to the Walt Disney World Resort and also offers cruise-only options.

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

  The Disney Vacation Club offers ownership interests in several resort facilities, including the 497-unit Disney Old Key West Resort and 383 units at Disney's BoardWalk Resort at the Walt Disney World Resort, a 175-unit resort in Vero Beach, Florida, and a 102-unit resort on Hilton Head Island, South Carolina. A 34-unit expansion at Disney's Old Key West is scheduled to open in 2000 and a 136-unit expansion adjacent to Disney's Wilderness Lodge is scheduled for opening in 2001. Available units at each facility are intended to be sold under a vacation ownership plan and operated partially as rental property until sold.

  In addition, under continued development is Celebration, an innovative new town that combines architecture, education, health and technology in ways that promote a strong sense of community. Founded in 1994, Celebration is home to more than 2,500 residents, an Osceola County public school, an 18-hole public golf course, park and recreation areas and a downtown featuring a variety of shops and restaurants.

Disneyland Resort
  The Company owns 393 acres and has under long-term lease an additional 65 acres of land in Anaheim, California. The Company also has the option to purchase an additional 53 acres of land near Disneyland. This option expires in May 2001. Disneyland, which opened in 1955, consists of eight principal areas: Toontown, Fantasyland, Adventureland, Frontierland, Tomorrowland, New Orleans Square, Main Street and Critter Country. These areas feature themed rides and attractions, restaurants, refreshment stands and merchandise shops. A number of the Disneyland attractions are sponsored by corporate participants. The Company markets Disneyland through international, national and local advertising and promotional activities. The Company also owns and operates the 1,000-room Disneyland Hotel and the 500-room Disneyland Pacific Hotel near Disneyland.

  The Company is constructing a new theme park, Disney's California Adventure, projected to open in 2001. The new theme park is under construction on property adjacent to Disneyland. Disney's California Adventure will celebrate the many attributes of the state of California and will feature Downtown Disney, a themed complex of shopping, dining and entertainment venues; the Grand Californian, a deluxe 750-room hotel located inside the park; and an assortment of California-themed areas with associated rides and attractions.

Disney Regional Entertainment
  Through the Disney Regional Entertainment group, the Company is developing a variety of new entertainment concepts to be located in metropolitan and suburban locations in the United States. These businesses include sports concepts, interactive entertainment venues and other operations that are based on Disney brands and creative properties.

  The ESPN Zone is a sports-themed dining and entertainment experience featuring three components: the Studio Grill, offering dining in an ESPN studio environment; the Screening Room, offering fans any game on the air in the ultimate sports viewing environment; and the Sports Arena, challenging fans with a variety of interactive and competitive attractions. In 1998, the first ESPN Zone site opened in Baltimore's Inner Harbor. Two additional locations were opened in 1999, in Chicago's River North District and New York's Times Square. The Company plans to open a further three locations in Atlanta, Washington, D.C. and Denver in 2000.

  DisneyQuest is a multi-story facility where guests of all ages are launched into a wide range of virtual, interactive adventures. In the summer of 1998, the first DisneyQuest opened in Downtown Disney at the Walt Disney World Resort. A second DisneyQuest opened in Chicago in the summer of 1999, and the Company plans to open a third location in Philadelphia in 2001.

Tokyo Disney Resort
  The Company earns royalties on revenues generated by the Tokyo Disneyland theme park, which is owned and operated by Oriental Land Co., Ltd. (OLC), an unrelated Japanese corporation. The park, which opened in 1983, is similar in size and concept to Disneyland and is located approximately six miles from downtown Tokyo, Japan.

  Adjacent to Tokyo Disneyland, OLC is developing a retail, dining and entertainment complex known as Ikspiari. Ikspiari is scheduled to open in July 2000, together with a 504-room Disney-branded hotel, the Disney Ambassador hotel. The hotel will be owned and operated by OLC under license from a Company subsidiary.

  Construction has begun on Tokyo DisneySea, the second theme park in Japan designed by Walt Disney Imagineering. Tokyo DisneySea is scheduled to open in fall 2001, together with a 502-room Disney-branded hotel and a monorail system.

  The Company will be entitled to royalties from Tokyo DisneySea and the two new hotels. All construction costs for the development projects are being borne by OLC, which is also reimbursing the Company for its design, technical and operational assistance costs.

Disneyland Paris
  Disneyland Paris is located on a 4,800-acre site at Marne-la-Vallee, approximately 20 miles east of Paris, France. The existing theme park, The Magic Kingdom, which opened in 1992, features 43 attractions in its five themed lands. Seven themed hotels, with a total of approximately 5,800 rooms, are part of the resort complex, together with an entertainment center offering a variety of retail, dining and show facilities. The project was developed pursuant to a 1987 master agreement with French governmental authorities by Euro Disney S.C.A. (Euro Disney), a publicly-held French company in which the Company currently holds a 39% equity interest and which is managed by a subsidiary of the Company. The financial results of the Company's investment in Euro Disney are reported under the heading "Corporate and other activities" in the Company's Consolidated Statements of Income.

  Development of the site continues with the Val d'Europe project near Disneyland Paris. Construction of an international shopping mall and the associated road infrastructure is now underway, with an opening date expected in winter of the year 2000.

  In November 1999, Euro Disney stockholders approved an increase in share capital through an equity rights offering. The offering has been underwritten to raise $238 million by the end of December 1999. The net proceeds will be used to partially finance the construction of a second theme park, Disney Studios, adjacent to the Magic Kingdom. The Company subscribed to approximately $93 million of the equity rights offering, maintaining its 39% interest in Euro Disney. Disney Studios is expected to open in spring 2002.

Walt Disney Imagineering
  Walt Disney Imagineering provides master planning, real estate development, attraction and show design, engineering support, production support, project management and other development services, including research and development for the Company's operations.

Anaheim Sports, Inc.
  Anaheim Sports, Inc., a subsidiary of the Company, owns and operates a National Hockey League franchise, the Mighty Ducks of Anaheim. In addition, a Company subsidiary is the managing general partner of Anaheim Angels L.P., the holder of the Anaheim Angels Major League Baseball franchise. The Company owns a 100% general partnership interest in Anaheim Angels L.P., as a result of exercising its option to purchase the 75% of the partnership that it did not previously own during the second quarter of 1999.

Competitive Position
  All of the theme parks and the associated resort facilities are operated on a year-round basis. Historically, the theme parks and resort business experiences fluctuations in park attendance and resort occupancy resulting from the nature of vacation travel. Peak attendance and resort occupancy generally occur during the summer months when school vacations occur and during early-winter and spring holiday periods.

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

                               CONSUMER PRODUCTS

  The Consumer Products segment licenses the Company's characters and other intellectual property for use in connection with merchandise and publications and publishes books and magazines. The Company licenses the name "Walt Disney," as well as the Company's characters, visual and literary properties, to various consumer manufacturers, retailers, show promoters and publishers throughout the world. Character merchandising and publications licensing promote the Company's films and television programs, as well as the Company's other operations. Company subsidiaries also engage in direct retail distribution of products based on the Company's characters and films through "The Disney Stores" it operates; publish books, magazines and comics worldwide; and produce children's audio products and computer software for the entertainment market, as well as film and video products for the educational marketplace.

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

The Disney Stores
  The Company markets Disney-related products directly through its retail facilities operated under "The Disney Store" name. These facilities are generally located in leading shopping malls and similar retail complexes. The stores carry a wide variety of Disney merchandise and promote other businesses of the Company. During fiscal 1999, the Company opened 29 new stores in the United States and Canada, 10 in Europe and 10 in the Asia-Pacific area. The total number of stores was 728 as of September 30, 1999.

Books and Magazines
  The Company has book imprints in the United States offering books for children and adults as part of the Buena Vista Publishing Group. The Company also produces several magazines, including FamilyFun, Disney Adventures and Discover, a general science magazine. In addition, the Company produces ESPN The Magazine as part of a joint venture with ESPN, Inc. and The Hearst Company.

Disney Interactive
  Disney Interactive is a software business that licenses, develops and markets entertainment and educational computer software and video game titles for home and school.

Other Activities
  The Company produces audiovisual materials for the educational market, including videocassettes and film strips. It also licenses the manufacture and sale of posters and other teaching aids. The Company markets and distributes, through various channels, animation cel art and other animation-related artwork and collectibles.

Competitive Position
  The Company competes in its character merchandising and other licensing, publishing and retail activities with other licensors, publishers and retailers of character, brand and celebrity names.

Although public information is limited, the Company believes it is the largest worldwide licensor of character-based merchandise and producer/distributor of children's audio and film-related products. Operating results for the licensing and retail distribution business are influenced by seasonal consumer purchasing behavior and by the timing and performance of animated theatrical releases.

                         INTERNET AND DIRECT MARKETING

  In 1997, the Buena Vista Internet Group was formed to consolidate and coordinate the Company's wide-ranging Internet activities. On November 18, 1998, the Company acquired 43% of Infoseek Corporation (Infoseek), a publicly-held Internet search company. During January 1999, the Company and Infoseek together launched GO.com, an Internet portal serving as an interactive link through which people can gain access to the Internet at large, as well as every form of information, entertainment and consumer products that Disney offers through the Internet. During the third quarter of 1999, the Company's Direct Marketing business, consisting mainly of The Walt Disney Catalog, was combined with the Buena Vista Internet Group to form the Internet and Direct Marketing business.

  The Internet business develops, publishes and distributes content for online services intended to appeal to broad consumer interest in sports, news, family and entertainment. Internet websites include Disney.com, Family.com, ESPN.com, ABCNEWS.com, ABCSports.com and ABC.com. The Internet business also produces Disney's Club Blast, an entertainment and educational online subscription service for kids. Internet commerce activities include the DisneyStore.com, which markets Disney-themed merchandise online; Disney Travel Online, which offers travel packages to the Walt Disney World Resort and other Disney destinations; and ESPNStore.com, which offers ESPN-themed and other sports-related merchandise. The Direct Marketing business operates the Walt Disney Catalog, which markets Disney-themed merchandise via direct mail.

  On July 10, 1999, the Company entered into an Agreement and Plan of Reorganization with Infoseek to acquire the remaining 58% of Infoseek that it did not then own. On November 17, 1999, the stockholders of both Infoseek and the Company approved the transaction. As a result of this approval, the Company combined its Internet and Direct Marketing operations with Infoseek to create a single Internet business. A new class of common stock, trading under the ticker symbol GO, was issued to track the performance of the combined businesses.

ITEM 2. Properties

  The Walt Disney World Resort, Disneyland Park and other properties of the Company and its subsidiaries are described in Item 1 under the caption Theme Parks and Resorts. Film library properties are described in Item 1 under the caption Studio Entertainment. Radio and television stations owned by the Company are described in Item 1 under the caption Media Networks.

  A subsidiary of the Company owns approximately 51 acres of land in Burbank, California on which the Company's studios and executive offices are located. The studio facilities are used for the production of both live-action and animated motion pictures and television products. In addition, Company subsidiaries lease office and warehouse space for certain studio and corporate activities. A 397,000 square-foot office building is under construction in Burbank, California, with an expected completion date during 2000. Other owned properties include a 400,000 square-foot office building in Burbank, California, which is used for the Company's operations.

  A subsidiary of the Company owns approximately 2.2 million square feet of office and warehouse buildings on approximately 113 acres in Glendale, California. The buildings are used for the Company's operations and also contain space leased to third parties. A 142,000 square-foot broadcast facility for KABC-TV is under construction with an expected completion date during 2000.

  The Company's Media Networks segment corporate offices are located in a building owned by a subsidiary of the Company in New York City. A Company subsidiary also owns the ABC Television Center adjacent to the corporate offices and ABC Radio Networks' studios, also in New York City.

  Subsidiaries of the Company own the ABC Television Center and lease the ABC Television Network offices in Los Angeles, the ABC News Bureau facility in Washington, D.C. and a computer facility in Hackensack, New Jersey, under leases expiring on various dates through 2034. The Company's 80%-owned subsidiary, ESPN, Inc., owns ESPN Plaza in Bristol, Connecticut, from which it conducts its technical operations. The Company owns the majority of its other broadcast studios and offices and broadcast transmitter sites elsewhere, and those which it does not own are occupied under leases expiring on various dates through 2039.

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

  At September 30, 1999, the executive officers were as follows:

                                                                    Executive
                                                                     Officer
        Name        Age                   Title                       Since
 ------------------ --- -----------------------------------------   ---------
 Michael D. Eisner  57  Chairman of the Board and Chief Executive     1984
                         Officer
 Roy E. Disney      69  Vice Chairman of the Board                    1984
 Sanford M. Litvack 63  Vice Chairman of the Board                    1991
 Louis M. Meisinger 57  Executive Vice President and General          1998
                        Counsel /1/
 John F. Cooke      57  Executive Vice President-Corporate            1995
                        Affairs /2/
 Peter E. Murphy    36  Executive Vice President and Chief            1998
                         Strategic
                         Officer /3/
 Thomas O. Staggs   38  Executive Vice President and Chief            1998
                         Financial
                         Officer /4/

--------
/1/ Mr. Meisinger was named Executive Vice President and General Counsel of the Company on July 6, 1998. Prior to joining the Company, he was a senior partner with the law firm of Troop, Meisinger, Steuber & Pasich in Los Angeles, California, a firm he co-founded in 1975. Mr. Meisinger specialized in the litigation of complex entertainment, commercial and securities matters.
/2/ Mr. Cooke served as President of the Disney Channel from 1985 until assuming his present position in February 1995.
/3/ Mr. Murphy joined the Company's strategic planning operation in 1988 and was named Senior Vice President-Strategic Planning and Development of the Company in July 1995. From August 1997 to May 1998 he served as Chief Financial Officer of ABC, Inc. He assumed his present position in May 1998. Effective October 3, 1999, Mr. Murphy was promoted to Senior Executive Vice President.
/4/ Mr. Staggs joined the Company's strategic planning operation in 1990 and was named Senior Vice President-Strategic Planning and Development of the Company in July 1995, serving in that capacity until assuming his present position in May 1998. Effective October 3, 1999, Mr. Staggs was promoted to Senior Executive Vice President.

                                    PART II

ITEM 5. Market for the Company's Common Stock and Related Stockholder Matters

  The Company's common stock is listed on the New York and Pacific stock exchanges (NYSE symbol DIS). The following sets forth the high and low composite closing sale prices for the fiscal periods indicated, adjusted to reflect the three-for-one split of the Company's stock effective June 1998.

                                                                 Sales Price
                                                             -------------------
                                                               High       Low
                                                             --------- ---------
        1999
       4th Quarter.......................................... $30       $25 1/2
       3rd Quarter..........................................  35 7/16   28 13/16
       2nd Quarter..........................................  38        29 9/16
       1st Quarter..........................................  33 9/16   23 1/2
        1998
       4th Quarter.......................................... $39 7/8   $24 7/16
       3rd Quarter..........................................  42 3/8    35 1/64
       2nd Quarter..........................................  38 19/64  31 31/64
       1st Quarter..........................................  33        25 59/64

  On September 29, 1998, the Company's Board of Directors decided to begin paying dividends on an annual, rather than a quarterly basis, to reduce costs and simplify payments to stockholders. The Company declared a fourth quarter dividend of $0.21 per share on November 4, 1999 related to fiscal 1999. The Company declared a first quarter dividend of $0.0442 per share and three subsequent quarterly dividends of $.0525 per share in 1998.

  As of September 30, 1999, the approximate number of record holders of the Company's common stock was 842,000.

  Effective November 17, 1999, shares of the Company's existing common stock were reclassified as Disney Group common stock and reflect the performance of the Disney Group. In addition, the Company issued a new class of common stock to reflect the performance of GO.com. The go.com common stock began trading on the NYSE under the symbol GO on November 18, 1999 (see Note 15 to the Consolidated Financial Statements).

ITEM 6. Selected Financial Data

(In millions, except per share data)

                             1999(/2/) 1998(/3/) 1997(/4/) 1996(/5/)  1995
                             --------- --------- --------- --------- -------
Statements of income
 Revenues                     $23,402   $22,976   $22,473   $18,739  $12,151
 Operating income               3,444     4,015     4,447     3,033    2,466
 Net income                     1,300     1,850     1,966     1,214    1,380
Per share(/1/)
 Earnings
  Diluted                     $  0.62   $  0.89   $  0.95   $  0.65  $  0.87
  Basic                          0.63      0.91      0.97      0.66     0.88
 Dividends(/6/)                  0.21      0.20      0.17      0.14     0.12
Balance sheets
 Total assets                 $43,679   $41,378   $38,497   $37,341  $14,995
 Borrowings                    11,693    11,685    11,068    12,342    2,984
 Stockholders' equity          20,975    19,388    17,285    16,086    6,651
Statements of cash flows
 Cash provided by operations  $ 5,588   $ 5,115   $ 5,099   $ 3,707  $ 3,510
 Investing activities          (5,310)   (5,665)   (3,936)  (12,546)  (2,288)
 Financing activities               9       360    (1,124)    8,040     (332)

--------
(1) The earnings and dividends per share have been adjusted to give effect to the three-for-one split of the Company's common shares effective June 1998. See Note 8 to the Consolidated Financial Statements.
(2) 1999 results include a gain from the sale of Starwave Corporation of $345 million, Equity in Infoseek loss of $322 million and restructuring charges of $132 million. See Notes 2 and 15 to the Consolidated Financial Statements. The diluted earnings per share impact of these activities were $0.10, ($0.09) and ($0.04), respectively.
(3) 1998 results include a $64 million restructuring charge. The diluted earnings per share impact of the charge was $0.02.
(4) 1997 results include a $135 million gain from the sale of KCAL-TV. The diluted earnings per share impact of the gain was $0.04. See Note 2 to the Consolidated Financial Statements.
(5) 1996 results include a $300 million non-cash charge pertaining to the implementation of SFAS 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and a $225 million charge for costs related to the acquisition of ABC. The earnings per share impacts of these charges were $0.10 and $0.07, respectively. See Note 2 to the Consolidated Financial Statements.
(6) The 1999 dividend was declared on November 4, 1999, to be paid on December 17, 1999, to holders of record as of November 16, 1999. See Note 8 to the Consolidated Financial Statements.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

  In the fourth quarter of 1999, the Company changed the manner in which it reports its operating segments. In addition, intangible asset amortization has been excluded from segment results and reported as a separate component of operating income (see Notes 1 and 11 to the Consolidated Financial Statements).

  Accordingly, the Company now reports five operating segments:

  Media Networks, which is broken into two categories, Broadcasting and Cable Networks. Broadcasting includes the ABC Television Network, the Company's television stations and radio stations, and the ABC, ESPN and Radio Disney Radio Networks. Cable Networks consists of the ESPN-branded cable networks, the Disney Channel and start-up cable operations, including Toon Disney and the soon-to-be launched SoapNet;

  Studio Entertainment, which includes the Company's feature animation and live-action motion picture, home video, television, live stage play, and music production and distribution businesses;

  Theme Parks and Resorts, reflecting the Company's theme park and resort activities except Disneyland Paris, which is accounted for under the equity method and included in Corporate and other activities, its sports team franchises and its DisneyQuest and ESPN Zone regional entertainment businesses;

  Consumer Products, reflecting primarily merchandise licensing, publishing, The Disney Store and Disney Interactive software; and

  Internet and Direct Marketing, representing the Company's online activities, except for its investment in Infoseek Corporation, and the Disney Catalog.

  Prior years have been restated to conform to the 1999 presentation.

                              Consolidated Results
                      (in millions, except per share data)

                                                                Pro forma (/4/)
                                           As Reported            (unaudited)
                                     -------------------------  ---------------
                                      1999     1998     1997         1997
                                     -------  -------  -------  ---------------
Revenues:
 Media Networks                      $ 7,512  $ 7,142  $ 6,522      $ 6,501
 Studio Entertainment                  6,548    6,849    6,981        6,981
 Theme Parks and Resorts               6,106    5,532    5,014        5,014
 Consumer Products                     3,030    3,193    3,782        2,943
 Internet and Direct Marketing           206      260      174          174
                                     -------  -------  -------      -------
 Total                               $23,402  $22,976  $22,473      $21,613
                                     =======  =======  =======      =======
Operating income: (/1/)
 Media Networks                      $ 1,611  $ 1,746  $ 1,699      $ 1,695
 Studio Entertainment                    116      769    1,079        1,079
 Theme Parks and Resorts               1,446    1,288    1,136        1,136
 Consumer Products                       607      801      893          673
 Internet and Direct Marketing           (93)     (94)     (56)         (56)
 Amortization of intangible assets      (456)    (431)    (439)        (413)
                                     -------  -------  -------      -------
                                       3,231    4,079    4,312        4,114
 Restructuring charges                  (132)     (64)     --           --
 Gain on sale of Starwave                345      --       --           --
 Gain on sale of KCAL                    --       --       135          --
                                     -------  -------  -------      -------
 Total                                 3,444    4,015    4,447        4,114
Corporate and other activities          (196)    (236)    (367)        (367)
Equity in Infoseek loss                 (322)     --       --           --
Net interest expense                    (612)    (622)    (693)        (693)
                                     -------  -------  -------      -------
Income before income taxes             2,314    3,157    3,387        3,054
Income taxes                          (1,014)  (1,307)  (1,421)      (1,282)
                                     -------  -------  -------      -------
Net income                           $ 1,300  $ 1,850  $ 1,966      $ 1,772
                                     =======  =======  =======      =======
Earnings per share (EPS): (/2/)
 Diluted                             $  0.62  $  0.89  $  0.95      $  0.86
                                     =======  =======  =======      =======
 Basic                               $  0.63  $  0.91  $  0.97      $  0.88
                                     =======  =======  =======      =======
Net income and earnings per share
 excluding restructuring charges
 and other items: (/2/) (/3/)
Net income                           $ 1,368  $ 1,890  $ 1,886      $ 1,772
                                     =======  =======  =======      =======
Earnings per share:
 Diluted                             $  0.66  $  0.91  $  0.92      $  0.86
                                     =======  =======  =======      =======
 Basic                               $  0.67  $  0.93  $  0.93      $  0.88
                                     =======  =======  =======      =======
Average number of common and common
 equivalent shares outstanding:
 (/2/)
 Diluted                               2,083    2,079    2,060        2,060
                                     =======  =======  =======      =======
 Basic                                 2,056    2,037    2,021        2,021
                                     =======  =======  =======      =======
--------
(1) Segment results exclude intangible asset amortization and include depreciation as follows:

  Media Networks...................  $   131  $   122  $   104      $   111
  Studio Entertainment.............       64      115       86           86
  Theme Parks and Resorts..........      498      443      408          408
  Consumer Products................      124       85       95           92
  Internet and Direct Marketing....        8       10        6            6
                                     -------  -------  -------      -------
                                     $   825  $   775  $   699      $   703
                                     =======  =======  =======      =======

(2) Earnings per share and average shares outstanding have been adjusted to give effect to the three-for-one split of the Company's common shares in June 1998.

(3) The 1999 results exclude a $345 million gain from the sale of Starwave Corporation, equity in Infoseek loss of $322 million and restructuring charges of $132 million. The 1998 results exclude restructuring charges of $64 million and the 1997 results exclude a $135 million gain from the sale of KCAL (see Notes 2, 14 and 15 to the Consolidated Financial Statements).

(4) During 1997, the Company sold KCAL, a Los Angeles television station, completed ABC purchase price allocations and disposed of certain ABC publishing assets. The discussion of 1998 versus 1997 performance below includes comparisons to pro forma results for 1997, which assume these events occurred as of the beginning of 1996, the year in which the ABC acquisition occurred. The Company believes pro forma results represent a meaningful comparative standard for assessing net income, changes in net income and earnings trends because the pro forma results include comparable operations in each year presented. The pro forma results are not necessarily indicative of the combined results that would have occurred had these events actually occurred at the beginning of 1996. The discussions of Studio Entertainment, Theme Parks and Resorts and Internet and Direct Marketing segments do not include pro forma comparisons, since the pro forma adjustments did not impact these segments.

Consolidated Results

1999 vs. 1998
  Revenues increased 2% to $23.4 billion, driven by growth at Theme Parks and Resorts and Media Networks, partially offset by decreases in the other segments. Excluding the impact of Infoseek, which includes the gain on the sale of Starwave, and fourth quarter restructuring charges, operating income decreased 21% to $3.2 billion, net income decreased 28% to $1.4 billion and diluted earnings per share decreased 27% to $0.66. Results for the year were driven by decreased operating income, increased equity losses from Infoseek, which include amortization of intangible assets of $229 million and a $44 million charge for purchased in-process research and development expenditures, and an increase in restructuring charges recorded in the fourth quarter, as discussed below. These items were partially offset by the gain on the sale of Starwave, as discussed below, and lower net expense associated with Corporate and other activities. Including the restructuring charges and Infoseek, operating income decreased 14% to $3.4 billion and net income and diluted earnings per share decreased 30% to $1.3 billion and $0.62, respectively.

  Decreased operating income reflected lower results in Studio Entertainment, Consumer Products and Media Networks and increased amortization of intangible assets primarily as a result of the Company's second quarter purchase of the 75% interest in the Anaheim Angels that it did not previously own. These items were partially offset by improvements from Theme Parks and Resorts. Lower net expense associated with Corporate and other activities reflected improved results from the Company's cable equity investments and Euro Disney, partially offset by increased corporate general and administrative expenses due, in part, to start-up costs associated with a company-wide strategic sourcing initiative designed to consolidate its purchasing power. Net interest expense decreased due to gains from the sale of investments and lower interest rates in the current year, partially offset by higher debt balances.

  In April 1997, the Company purchased a significant equity stake in Starwave Corporation (Starwave), an Internet technology company. In connection with the acquisition, the Company was granted an option to purchase substantially all the remaining shares of Starwave. The Company exercised the option during the third quarter of 1998. Accordingly, the accounts of Starwave have been included in the Company's September 30, 1998 consolidated financial statements. On June 18, 1998, the Company reached an agreement for the acquisition of Starwave by Infoseek Corporation (Infoseek), a publicly-held Internet search company, pursuant to a merger. On November 18, 1998, the Company completed its acquisition of an initial 43% equity interest in Infoseek (see Notes 2 and 15 to the Consolidated Financial Statements). In that transaction, Infoseek exchanged shares of its common stock for the Company's interest in Starwave and $70 million in cash. As a result of the exchange of its Starwave investment, the Company recognized a non-cash gain of $345 million. In connection with its Infoseek investment, the Company recorded $229 million of amortization related to goodwill and other identifiable intangible assets and a charge of $44 million for purchased in-process research and development expenditures, which have been reflected in "Equity in Infoseek loss" in the Company's Consolidated Statements of Income.

  Acquired intangible assets are being amortized over a period of two years. The impact of such amortization is expected to be $256 million in 2000 and $23 million in 2001. The Company determined the economic useful life of acquired goodwill by giving consideration to the useful lives of Infoseek's identifiable intangible assets, consisting of developed technology, trademarks and in-place workforce. In addition, the Company considered the competitive environment and the rapid pace of technological change in the Internet industry.

  At special meetings on November 17, 1999, the stockholders of the Company and Infoseek approved the Company's proposed acquisition of the remaining interest in Infoseek that it did not already own. Accordingly, Infoseek became a wholly-owned subsidiary of the Company as of that date. The Company combined its Internet and Direct Marketing business with Infoseek to establish a new reporting entity, GO.com, and the Company created and issued a new class of common stock to reflect the performance of GO.com. The go.com common stock began trading on the NYSE under the symbol GO on November 18, 1999. Subsequent to the acquisition, the Company will separately report earnings per share for GO.com and the Disney Group. The Company's existing class of outstanding common stock will track Disney Group financial performance, which will reflect all of the Company's businesses (other than GO.com), as well as the Company's initial 72% retained interest in GO.com. The remaining 28% interest in GO.com is publicly traded. As a result of its initial 72% interest in GO.com, the Company expects this transaction to have a significant negative impact on fiscal 2000 Disney Group earnings per share, including a substantial increase in amortization of intangible assets (see Notes 2 and 15 to the Consolidated Financial Statements).

  The Company expects certain trends that affected its 1999 results to continue in fiscal 2000, especially in the first half of the year, primarily in the Company's home video and merchandise licensing businesses. In addition, continued strategic investments in the Company's network television production and cable network businesses, including Toon Disney and the SoapNet, are expected to result in higher costs in fiscal 2000. As a result, the Company believes that fiscal 2000 earnings per share should be approximately in line with fiscal 1999 results, excluding restructuring charges discussed below and GO.com, as previously discussed. The Company remains committed to investing in core markets, pursuing international opportunities, including theme park expansions, achieving operational improvements and leveraging technologies such as DVD and the Internet.

1999 Restructuring Charges

  In the third quarter, the Company began an across-the-board assessment of its cost structure. The Company's efforts are directed toward leveraging marketing and sales efforts, streamlining operations and further developing distribution channels, including its Internet sites and cable and television networks (see Note 14 to the Consolidated Financial Statements).

  In connection with actions taken to streamline operations, restructuring charges of $132 million ($0.04 per share) were recorded in the fourth quarter. The restructuring activities primarily related to the following:

  Consolidation of Television Production and Distribution Operations - The Company decided to consolidate certain of its television production and distribution operations to improve efficiencies through reduced labor and overhead costs. Related charges include lease and contract termination costs, and severance, substantially all of which was paid as of September 30, 1999.

  Club Disney Closure - The Company determined that its Club Disney regional entertainment centers would not provide an appropriate return on invested capital, and, accordingly decided to close its five Club Disney locations and terminate further investment. Related charges primarily include lease termination costs and write-offs of fixed assets.

  ESPN Store Closures and Consolidation of Retail Operations - The Company determined that the sale of ESPN-branded product could be accomplished more efficiently via the Internet and through its ESPN Zone regional entertainment centers, rather than through stand-alone retail stores, and accordingly decided to close its three ESPN stores. In addition, the Company will eliminate certain job responsibilities as part of the consolidation of its retail operations. Related charges for both actions include severance and asset write-offs.

  A summary of the restructuring charges is as follows (in millions):

                     Description
                     -----------
     Lease and other contract cancellation costs  $ 55
     Severance                                      24
     Non-cash charges:
      Asset write-offs and write-downs              53
                                                  ----
       Total                                      $132
                                                  ====

  The Company's cost-saving initiatives will continue into next year and may result in additional charges of a similar nature. In addition, the Company is undertaking a strategic sourcing initiative which is designed to consolidate its purchasing power. Together these cost-saving measures are expected to result in total annual savings in excess of $500 million beginning in fiscal 2001.

1998 vs. 1997
  Compared to 1997 pro forma results, revenues increased 6% to $23 billion, driven by growth in all business segments. Net income and diluted earnings per share increased 4% and 3% to $1.9 billion and $0.89, respectively. These results were driven by a reduction in net expense associated with Corporate and other activities and lower net interest expense, partially offset by decreased operating income. The reduction in net expense associated with Corporate and other activities was driven by improved results from the Company's equity investments, including A&E Television and Lifetime Television, and a gain on the sale of the Company's interest in Scandinavian Broadcasting System. Decreased net interest expense reflected lower average debt balances during 1998. Lower operating income was driven by a decline in Studio Entertainment and Internet and Direct Marketing results, partially offset by improvements from Theme Parks and Resorts, Consumer Products and Media Networks.

  As reported revenues increased 2% and net income and diluted earnings per share decreased by 6%. The as reported results reflect the items described above, as well as the impact of the disposition of certain ABC publishing assets and the sale of KCAL in 1997.

Business Segment Results

Media Networks

  The following table provides supplemental revenue and operating income detail for the Media Networks segment (in millions).

                                            Pro forma
                          As Reported      (unaudited)
                      -------------------- -----------
                       1999   1998   1997     1997
                      ------ ------ ------ -----------
   Revenues:
    Broadcasting      $4,694 $4,734 $4,526   $4,505
    Cable Networks     2,818  2,408  1,996    1,996
                      ------ ------ ------   ------
                      $7,512 $7,142 $6,522   $6,501
                      ====== ====== ======   ======
   Operating Income:
    Broadcasting      $  659 $  977 $1,016   $1,012
    Cable Networks       952    769    683      683
                      ------ ------ ------   ------
                      $1,611 $1,746 $1,699   $1,695
                      ====== ====== ======   ======

1999 vs. 1998
  Revenues increased 5% or $370 million to $7.5 billion, driven by increases of $410 million at the Cable Networks, partially offset by a $40 million decrease in Broadcasting revenues. Cable Network revenue growth reflected increased advertising revenues, subscriber growth and contractual rate increases at ESPN and subscriber growth at the Disney Channel. International expansion at the Disney Channel also contributed to increased revenues. Lower Broadcasting revenues were driven by decreases at the television network and stations, partially offset by growth from radio operations. Television network revenues were impacted by lower ratings, and lower revenues at owned television stations reflected ongoing softness in local advertising markets. Revenue growth at the radio network and stations was driven by strong advertising markets and higher ratings.

  Operating income decreased 8% or $135 million to $1.6 billion, reflecting higher Broadcasting and Cable Network costs and expenses and lower Broadcasting revenues. These decreases were partially offset by Cable Network revenue growth. Costs and expenses, which consist primarily of programming rights and amortization, production costs, distribution and selling expenses and labor costs, increased 9% or $505 million, driven by higher sports programming costs associated with the NFL contract and other programming costs at the television network and ESPN.

  There has been a continuing decline in viewership at all major broadcast networks, including ABC, reflecting the growth in the cable industry's share of viewers. In addition, there have been continuing increases in the cost of sports and other programming.

  During the second quarter of 1998, the Company entered into a new agreement with the National Football League (NFL) for the right to broadcast NFL football games on the ABC Television Network and ESPN. The contract provides for total payments of approximately $9 billion over an eight-year period, commencing with the 1998 season. Under the terms of the contract, the NFL has the right to cancel the contract after 5 years. The programming rights fees under the new contract are significantly higher than those required by the previous contract and the fee increases exceed the estimated revenue increases over the contract term. The higher fees under the new contract reflect various factors, including increased competition for sports programming rights and an increase in the number of games to be broadcast by ESPN. The Company is pursuing a variety of strategies, including marketing efforts, to reduce the impact of the higher costs. The contract's impact on the Company's results over the remaining contract term is dependent upon a number of factors, including the strength of advertising markets, effectiveness of marketing efforts and the size of viewer audiences.

  The cost of the NFL contract is charged to expense based on the ratio of each period's gross revenues to estimated total gross revenues over the non-cancelable contract period. Estimates of total gross revenues can change significantly and, accordingly, they are reviewed periodically and amortization is adjusted if necessary. Such adjustments could have a material effect on results of operations in future periods.

  The Company has investments in cable operations that are accounted for as unconsolidated equity investments. The table below presents "Operating Income from Cable Television Activities," which comprise the Cable Networks and the Company's cable equity investments (unaudited, in millions):

                                                       1999    1998   % Change
                                                      ------  ------  --------
   Operating Income:
    Cable Networks                                    $  952  $  769     24%
    Equity Investments:
     A&E Television and Lifetime Television              480     393     22%
     Other                                                37     (68)   n/m
                                                      ------  ------
   Operating Income from Cable Television Activities   1,469   1,094     34%
   Partner Share of Operating Income                    (462)   (333)
                                                      ------  ------
   Disney Share of Operating Income                   $1,007  $  761     32%
                                                      ======  ======

  Note: Operating Income from Cable Television Activities presented in this table represents 100% of both the Company's owned cable businesses and its cable equity investees. The Disney Share of Operating Income represents the Company's ownership interest in cable television operating income. Cable Networks are reported in "Operating income" in the Consolidated Statements of Income. Equity Investments are accounted for under the equity method and the Company's proportionate share of the net income of its cable equity investments is reported in "Corporate and other activities" in the Consolidated Statements of Income.

  The Company believes that Operating Income from Cable Television Activities provides additional information useful in analyzing the underlying business results. However, Operating Income from Cable Television Activities is a non-GAAP financial metric and should be considered in addition to, not as a substitute for, reported operating income.

  The Company's share of Cable Television Operating Income increased 32% or $246 million to $1.0 billion, driven by increases at the Cable Networks, subscriber growth at A&E Television and Lifetime Television and lower losses on start-up investments.

1998 vs. 1997
  Revenues increased 10%, or $641 million to $7.1 billion compared with pro forma 1997 results, reflecting a $412 million increase at the Cable Networks and $229 million increase in Broadcasting revenues. Cable Network revenues were driven by a strong advertising market, which resulted in increased revenues at ESPN, and subscriber growth, which contributed to revenue increases at ESPN and the Disney Channel. Broadcasting revenue growth was driven by higher sports advertising revenues, primarily attributable to the 1998 soccer World Cup at the television network, and a strong advertising market which benefited the television stations.

  On an as reported basis, revenues increased $620 million or 10%, reflecting the items described above, partially offset by the impact of the sale of KCAL in 1997.

  Operating income increased 3%, or $51 million to $1.7 billion compared with pro forma 1997 results, reflecting growth at the Cable Networks, partially offset by lower Broadcasting results. Broadcasting results reflected decreases at the television network driven by lower ratings. Additionally, increased costs and expenses across the segment and start-up and operating losses from new cable business initiatives also impacted results. Costs and expenses increased 12% or $590 million, reflecting increased programming and production costs at the Cable Networks, driven by ESPN, higher Broadcasting program amortization at the television network, reflecting a reduction in benefits from the ABC acquisition, increased costs related to the NFL contract (see discussion above) and start-up and operating costs related to new cable business initiatives.

  On an as reported basis, operating income increased $47 million or 3%, reflecting the items described above, partially offset by the impact of the sale of KCAL in 1997.

Studio Entertainment

1999 vs. 1998
  Revenues decreased 4%, or $301 million to $6.5 billion, driven by declines of $481 million in domestic home video, partially offset by growth of $152 million in worldwide theatrical motion picture distribution. Domestic home video revenues reflected fewer unit sales in the current year due to the greater number of classic animated library titles released in the prior year. Growth in worldwide theatrical motion picture distribution revenues was primarily attributable to a stronger film slate in the current year, including the box office successes: The Sixth Sense, Inspector Gadget, The Waterboy, Tarzan and A Bug's Life domestically and A Bug's Life and Armageddon internationally.

  Operating income decreased 85%, or $653 million to $116 million, reflecting declines in worldwide home video and network television production and distribution, partially offset by increases in worldwide theatrical motion picture distribution. Costs and expenses, which consist primarily of production cost amortization, distribution and selling expenses, product costs, labor and leasehold expenses, increased 6% or $352 million. In worldwide home video, participation and production cost amortization increased, reflecting an increase in the current year in the proportion of recent titles, versus classic animated library titles, whose production costs are fully amortized. In addition, participation costs increased due to the release of A Bug's Life and The Sixth Sense. Production cost amortization also increased in network television production and distribution, reflecting, in part, increased network television pilot activity and production deficits for four new prime time series, all of which have been renewed for the 1999/2000 season. Improved results in theatrical motion picture distribution were partially offset by higher distribution costs and participation cost amortization.

  Increases in production and participation costs are reflective of industry trends: as competition for creative talent has increased, costs within the industry have increased at a rate significantly higher than inflation.

1998 vs. 1997
  Studio Entertainment revenues decreased 2%, or $132 million to $6.8 billion compared with 1997 results, driven by declines in worldwide home video and theatrical motion picture distribution of $330 million, partially offset by growth of $204 million in television distribution. Lower worldwide home video revenues reflected difficult comparisons to 1997, which benefited from the strength of Toy Story, The Hunchback of Notre Dame and 101 Dalmatians, compared to the 1998 releases of Lady & the Tramp, Hercules and The Little Mermaid, as well as economic weaknesses in Asian markets. In worldwide theatrical motion picture distribution, while 1998 revenues reflected successful box-office performances of Armageddon and Mulan, revenues were lower overall due to difficult comparisons to 1997, which benefited from the strong performances of 101 Dalmatians, Ransom and The English Patient. Growth in television distribution revenue was driven by high volume of television programming and theatrical releases distributed to the worldwide television market.

  Operating income decreased 29%, or $310 million to $769 million compared with 1997 results, reflecting declines in worldwide theatrical motion picture distribution and international home video. These declines were partially offset by growth in television distribution and improved results in domestic home video, which was driven by the success of The Little Mermaid, Lady & the Tramp and Peter Pan. Costs and expenses increased 3% or $178 million. The increase was driven by increased write-downs related to domestic theatrical live-action releases and an increase in production costs for theatrical and television product, as well as an increase in the number of shows produced for network television and syndication. Production cost increases are reflective of industry trends: as competition for creative talent has increased, costs within the industry have increased at a rate significantly above inflation. In addition, expenses increased $10 million related to a restructuring charge in connection with the consolidation of the Company's Touchstone Pictures and Hollywood Pictures theatrical motion picture production banners. Increased expenses for 1998 were partially offset by declines in distribution and selling expenses in the home video and domestic theatrical motion picture distribution markets, reflecting lower volume, and declines within television distribution due to the termination of a network production joint venture.

Theme Parks and Resorts

1999 vs. 1998
  Revenues increased 10%, or $574 million to $6.1 billion, driven by growth at the Walt Disney World Resort, reflecting $153 million from increased guest spending and record attendance, as well as increases of $202 million from Disney Cruise Line, $101 million from Anaheim Sports, Inc. and $36 million of increased guest spending at Disneyland. Increased revenues at Disney Cruise Line reflected a full period of operations of the Company's first ship, the Disney Magic, which launched in the fourth quarter of the prior year, and a partial period of operations of the Company's second ship, the Disney Wonder, which launched in the fourth quarter of the current year. The increase at Anaheim Sports, Inc. reflects consolidation of the operations of the Anaheim Angels, following the Company's second quarter purchase of the 75% of the Angels that it did not previously own.

  Operating income increased 12%, or $158 million to $1.4 billion, resulting primarily from revenue growth at the Walt Disney World Resort and a full period of operations at Disney Cruise Line, compared to pre-opening costs for the majority of the prior year. Costs and expenses, which consist principally of labor, costs of merchandise, food and beverages sold, depreciation, repairs and maintenance, entertainment and marketing and sales expenses, increased $416 million or 10%. Increased operating costs were driven by higher theme park attendance, a full year of operations of Disney's Animal Kingdom and Disney Cruise Line, and increased ownership in the Anaheim Angels.

1998 vs. 1997
  Revenues increased 10%, or $518 million to $5.5 billion, driven by growth at the Walt Disney World Resort, reflecting contributions of $256 million from increased guest spending and record attendance, growth of $106 million from higher occupied room nights and $76 million from Disney Cruise Line. Higher guest spending reflected strong per capita spending, due in part to new food, beverage and merchandise offerings throughout the resort, and higher average room rates. Increased occupied room nights reflected additional capacity resulting from the opening of Disney's Coronado Springs Resort in August 1997. Record theme park attendance resulted from growth in domestic and international tourist visitation due to the opening of the new theme park, Disney's Animal Kingdom. Disneyland's revenues for 1998 increased slightly as higher guest spending was largely offset by reduced attendance driven primarily by difficult comparisons to 1997's Main Street Electrical Parade farewell season and construction of New Tomorrowland in the first half of 1998.

  Operating income increased 13%, or $152 million to $1.3 billion, resulting primarily from higher guest spending, increased occupied room nights and record attendance at the Walt Disney World Resort, partially offset by start-up and operating costs associated with Disney's Animal Kingdom and Disney Cruise Line. Costs and expenses increased 9% or $366 million. Increased costs and expenses were driven by higher theme park attendance and start-up and operating costs at the new theme park and Disney Cruise Line.

Consumer Products

1999 vs. 1998
  Revenues decreased 5%, or $163 million to $3.0 billion, driven by declines of $159 million in worldwide merchandise licensing, $98 million in domestic Disney Stores, partially offset by growth of $49 million at the Disney Stores internationally, $34 million in publishing operations and $23 million at Disney Interactive. Lower merchandise licensing revenues were primarily attributable to declines in domestic activity and in Japan. Lower revenues at the Disney Stores reflected a decline in comparable store sales domestically. Publishing revenue increases primarily reflected improvements at ESPN The Magazine due to increased circulation and a full year of operations. Disney Interactive revenue increased due to increased licensing activity and strong results for video game products.

  Operating income decreased 24%, or $194 million to $607 million, reflecting declines in worldwide merchandise licensing and the Disney Stores domestically, partially offset by increases at Disney Interactive. Declines in merchandise licensing primarily reflected continuing softness domestically and in Japan, partially offset by improvements in the rest of Asia and Latin America. Costs and expenses, which consist primarily of labor, product costs, including product development costs, distribution and selling expenses and leasehold expenses increased 1% or $31 million. Higher costs and expenses were driven by increases at the Disney Stores due, in part, to write-downs of underutilized assets and inventory, principally domestically, partially offset by decreased operating expenses at Disney Interactive.

1998 vs. 1997
  Consumer Product revenues increased 8%, or $250 million to $3.2 billion compared with pro forma 1997 results driven by growth of $136 million in the Disney Stores, $75 million in domestic publishing and $51 million in domestic character merchandise licensing. Increased revenues at the Disney Stores reflected an increase in comparable store sales in North America and Europe and continued worldwide expansion, partially offset by a decrease in comparable store sales in Asian markets. The increase in domestic publishing revenues resulted from the success of book titles such as Don't Sweat the Small Stuff and the launch of ESPN The Magazine. Character merchandise licensing growth was driven primarily by the continued strength of Winnie the Pooh in the domestic market, partially offset by declines internationally, primarily due to softness in Asian markets.

  On an as reported basis, revenue decreased 16% or $589 million reflecting the items described above, as well as the impact of the disposition of certain ABC publishing assets in 1997.

  Operating income increased 19%, or $128 million to $801 million compared with pro forma 1997 results driven by an increase in domestic merchandise licensing and Disney Store growth in North America and Europe, partially offset by declines in international merchandise licensing and increased costs. Costs and expenses increased 5% or $122 million. Costs and expense increases were due, in part, to 1998 charges totaling $50 million related to strategic downsizing, particularly in response to Asian economic difficulties. Increased costs and expenses for 1998 were partially offset by operating expense improvements at Disney Interactive.

  On an as reported basis, operating income decreased 10% or $92 million, reflecting the items described above, as well as the impact of the disposition of certain ABC publishing assets in 1997.

Internet and Direct Marketing

  On November 18, 1998, the Company exchanged its ownership interest in Starwave plus $70 million in cash for a 43% equity interest in Infoseek. This transaction resulted in a change in the manner of accounting for Starwave and certain related businesses from the consolidation method, which was applied prior to the exchange, to the equity method, which was applied after the exchange.

  The following table provides supplemental revenue and operating income detail for the Internet and Direct Marketing segment, on an as reported basis (unaudited, in millions):

                             1999  1998  1997
                             ----  ----  ----
   Revenues:
    Direct Marketing         $148  $192  $147
    Internet                   58    68    27
                             ----  ----  ----
     Total                   $206  $260  $174
                             ====  ====  ====
   Operating Income (Loss):
    Direct Marketing         $(23) $(19) $ 10
    Internet                  (70)  (75)  (66)
                             ----  ----  ----
     Total                   $(93) $(94) $(56)
                             ====  ====  ====

  The following discussion of 1999 versus 1998 performance includes comparisons on a pro forma basis as if Starwave and the related businesses had been accounted for using the equity method of accounting during 1998. The Company believes pro forma results represent a meaningful comparative standard for assessing changes because the pro forma results reflect comparable accounting methodologies in each year presented. The discussion of Direct Marketing does not include pro forma comparisons, since the pro forma adjustments did not impact this business.

1999 vs. 1998
  On a pro forma basis, Internet revenues increased $20 million, driven primarily by increased media and commerce revenues due to growth in advertising, licensing and subscription businesses as a result of increased site traffic and related page views and additional advertising and sponsorship agreements. This increase was offset by a $44 million decline in Direct Marketing revenues, which resulted in a 10% decrease in total segment revenues to $206 million compared to pro forma 1998 revenues of $230 million. Internet operating losses increased 43% or $21 million, to $70 million, on a pro forma basis, driven primarily by increased development and investment spending. In addition, as discussed below, increased operating losses of 21% or $4 million at Direct Marketing resulted in an increase in total segment operating losses to $93 million compared to pro forma operating losses of $68 million.

  On an as reported basis, segment revenues decreased 21% or $54 million to $206 million, driven by declines of $44 million in Direct Marketing revenues and $10 million in Internet revenue. Lower Direct Marketing revenues reflected slower order fill rates due to system and capacity constraints resulting from the relocation of the Direct Marketing distribution center from Tennessee to South Carolina and reduced average order size. In addition, management reduced catalog circulation during the 1998 holiday season to ensure better quality of customer service during the holiday period. Internet revenues decreased, since the pro forma increases described above were more than offset by the change in the manner of accounting for Starwave and related businesses from the consolidation method to the equity method.

  On an as reported basis, operating losses decreased 1% or $1 million to $93 million, reflecting lower losses from Internet operations, partially offset by increased losses from Direct Marketing operations. Increased expenses in Internet operations from continued expansion of the business were more than offset by the effects of the change in the manner of accounting for Starwave and related businesses, as described above. Increased operating losses from Direct Marketing operations reflected costs relating to the start-up of the Direct Marketing distribution center and the implementation of new business processes, systems and software applications.

  Segment costs and expenses, which consist primarily of cost of revenues, sales and marketing, other operating expenses and depreciation, decreased 16% or $55 million, driven by the change in the manner of accounting for Starwave and related businesses and lower Direct Marketing selling expenses, driven by reduced catalog mailings and lower outbound shipping costs, partially offset by increased Internet expenses associated with continued development of entertainment and family websites and operations of Toysmart.com and Soccernet.com, two Internet companies acquired during the fourth quarter of 1999.

1998 vs. 1997
  Segment revenues increased 49%, or $86 million to $260 million, driven by Direct Marketing growth of $45 million and Internet growth of $41 million. Growth in Direct Marketing reflects increased sales volume driven primarily by an increase in the number of catalogs. Increased Internet revenues were driven primarily by increased media and commerce revenue due to growth in advertising, licensing and subscription businesses. Commerce and subscription revenue increases also reflected a full year of operations and growth of Disney's Club Blast and DisneyStore.com.

  Operating losses increased 68%, or $38 million to $94 million, due to growth in Direct Marketing cost of revenues, driven by higher sales volume, increased inventory liquidation efforts during 1998 and increased spending on development and growth of the Internet operations, including increased promotional activities.

LIQUIDITY AND CAPITAL RESOURCES

  Cash provided by operations increased 9% or $473 million to $5.6 billion, driven by a decline in receivables, lower income tax payments and higher depreciation and amortization of intangible assets, partially offset by decreased net income.

  In 1999, the Company invested $3.0 billion to develop, produce and acquire rights to film and television properties, including $310 million in connection with a prior year agreement to acquire a film library. Excluding the payment in connection with the film library acquisition, film and television expenditures decreased $625 million, driven by lower live-action production spending.

  During the year, the Company invested $2.1 billion in theme parks, resorts and other properties. These expenditures reflected continued expansion activities related to Disney's California Adventure, Disney's Animal Kingdom, Disney Cruise Line and certain resort facilities at the Walt Disney World Resort. While several of our recent significant Theme Park and Resort expansions such as Disney's Animal Kingdom and Disney Cruise Line are substantially complete, we expect fiscal 2000 spending will be comparable to 1999, reflecting significant increases driven by construction at Disney's California Adventure.

  During 1998, the Company's Board of Directors decided to move to an annual, rather than quarterly, dividend policy to reduce costs and simplify payments to the more than 2.7 million stockholders of Company common stock. Accordingly, there was no dividend payment during the year ended September 30, 1999. On November 4, 1999, the Board of Directors declared an annual cash dividend of 21 cents per share applicable to 1999. The $433 million dividend was payable December 17, 1999 to shareholders of Disney common stock at the close of business November 16, 1999.

  During the year, the Company received approximately $2.3 billion from various financing arrangements. These borrowings have effective interest rates, including the impact of interest rate swaps, ranging from 4.8% to 5.6% and maturities in fiscal 2000 through fiscal 2039. Certain of these financing agreements are denominated in foreign currencies, and the Company has entered into cross-currency swap agreements effectively converting these obligations into U.S. dollar denominated LIBOR-based variable rate debt instruments. Commercial paper borrowings outstanding as of September 30, 1999 totaled $1.7 billion, with maturities of up to one year, supported by bank facilities totaling $4.8 billion, which expire in one to three years and allow for borrowings at various interest rates. The Company also has the ability to borrow under a U.S. shelf registration statement and a euro medium-term note program, which collectively permit the issuance of up to approximately $3.8 billion of additional debt.

  The Company believes that its financial condition is strong and that its cash, other liquid assets, operating cash flows, access to equity capital markets and borrowing capacity, taken together, provide adequate resources to fund ongoing operating requirements and future capital expenditures related to the expansion of existing businesses and development of new projects.

OTHER MATTERS

Year 2000

  The Y2K Problem. During the year, the Company continued to devote significant resources throughout its business operations to minimize the risk of potential disruption from the "year 2000" (Y2K) problem. This problem is a result of computer programs having been written using two digits (rather than four) to define the applicable year. Any information technology (IT) systems that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations and system failures. The problem also extends to many "non-IT" systems; that is, operating and control systems that rely on embedded chip systems. In addition, like every other business enterprise, the Company is at risk from Y2K failures on the part of its major business counterparties, including suppliers, distributors, licensees and manufacturers, as well as potential failures in public and private infrastructure services, including electricity, water, gas, transportation and communications.

  System failures resulting from the Y2K problem could adversely affect operations and financial results in all of the Company's business segments. Failures may affect security, payroll operations or employee and guest health and safety, as well as such routine but important operations as billing and collection. In addition, the Company's business segments face more specific risks. For example:

  In the Media Networks segment, at-risk operations include satellite transmission and communication systems. Y2K failures in such systems could adversely affect the Company's television and radio networks, including cable services, as well as its owned and operated stations.

  In the Studio Entertainment segment, Y2K failures could interfere with critical systems in such areas as the production, duplication and distribution of motion picture and home video product.

  The Company's Theme Parks and Resorts operations could be significantly impeded by failures in hotel and cruise line reservation and operating systems; in theme park operating systems, including those controlling individual rides, attractions, parades and shows; and in security, health and safety systems.

  In the Consumer Products segment, operations that could be significantly affected include the ordering, distribution and sale of merchandise at the Company's retail stores.

  In the Internet and Direct Marketing segment, system failures could affect systems available to Disney guests on the Internet, online security and internal operations such as web page maintenance.

  Addressing the Problem. The Company has developed a six-phase approach to resolving the Y2K issues that are reasonably within its control. All of these efforts are being coordinated through a senior-level task force chaired by the Company's Chief Information Officer (CIO), as well as individual task forces in each major business unit. As of September 30, 1999, approximately 400 employees were devoting more than half of their time to Y2K efforts, in addition to approximately 400 expert consultants retained on a full-time basis to assist with specific potential problems. The CIO reports periodically to the Audit Review Committee of the Board of Directors with respect to the Company's Y2K efforts.

  The Company's approach to and the anticipated timing of each phase are described below.

  Phase 1 - Inventory. The first phase entailed a worldwide inventory of all hardware and software (including business and operational applications, operating systems and third-party products) that may be at risk, and identification of key third-party businesses whose Y2K failures might most significantly impact the Company. The IT system inventory process, as well as the inventories of key third-party businesses and of internal non-IT systems have been completed.

  Phase 2 - Assessment. Once each at-risk system was identified, the Y2K task forces assessed how critical the system was to business operations and the potential impact of failure in order to establish priorities for repair or replacement. Systems were classified as "critical," "important" or "non-critical." A "critical" system is one that, if not operational, would cause the shutdown of all or a portion of a business unit within two weeks, while an "important" system is one that would cause such a shutdown within two months. This process has been completed for all IT systems, resulting in the identification of nearly 600 business systems that are "critical" to continued functioning and more than 1,000 that are either "important" or are otherwise being monitored. The assessment process for internal non-IT systems and for key third-party businesses has also been completed.

  Phase 3 - Strategy. This phase involved the development of appropriate remedial strategies for both IT and non-IT systems. These strategies included repairing, testing and certifying, replacing or abandoning particular systems (as discussed under Phases 4 and 5 below). Selection of appropriate strategies was based upon such factors as the assessments made in Phase 2, the type of system, the availability of a Y2K-compliant replacement and cost. The strategy phase has been completed for all IT and non-IT systems.

  Phase 4 - Remediation. The remediation phase involves creating detailed project plans, marshalling necessary resources and executing the strategies chosen. For IT systems, this phase has been completed. For non-critical systems, most corrections are expected to be completed by December 31, 1999. For those systems that are not expected to be reliably functional after January 1, 2000, detailed manual workaround plans will be developed prior to the end of 1999.

  Phase 5 - Testing and Certification. This phase includes establishing a test environment, performing systems testing (with third parties if necessary) and certifying the results. The certification process entails having functional experts review test results, computer screens and printouts against pre-established criteria to ensure system compliance. The testing and certification of all critical and important IT systems has been completed. Testing for non-IT systems has been completed, and where feasible and practical, the systems have been tested by either validating that the system has no date function, is not date-aware, or operates properly when the millennial date is tested. In other cases, the Company has reviewed vendor or manufacturer design specifications, drawings, lab results or test data in order to verify proper date capability. Where the Company has not received adequate assurance of successful certification efforts by third parties, contingency plans have been established to minimize potential disruption to operations.

  The Company has initiated written and telephonic communications with key third-party businesses, as well as public and private providers of infrastructure services, to ascertain and evaluate their efforts in addressing Y2K compliance. The Company has tested as many online interfaces between critical business partners as is practical. In cases where joint testing has not been possible, the Company has reviewed partners' test scripts and other indications that ongoing communications and commerce will not be disrupted. For critical partners' systems interactions with the Company, IT and functional experts will carefully review the evidence of correct operation at the earliest possible time in the new year. Manual and semi-automated workarounds have been developed, where practical. For many hundreds of vendors and partners for which the Company does not rely upon automated interfaces, but rather, relies on physical supplies of food, merchandise, fuel and general supplies, safety stocks of critical items have been, or will be, secured.

  Phase 6 - Contingency Planning. This phase involves addressing any remaining open issues expected in 1999 and early 2000. Contingency planning is now the primary focus of efforts throughout the Company. Primary emphasis is on guest and employee safety and comfort, followed by our desire to continue to generate revenues and minimize any unnecessary costs caused by unexpected outages.

Contingency plans have been developed by all business segments. They include, as appropriate, plans for guest evacuation from rides, theme parks and other entertainment settings, assuring that guests and employees are safe and warm, protection of assets and continued operation in the event of loss of power or communications and the resumption of normal business operations at the earliest time possible.

  Costs. The Company anticipates that expenditures related to the Y2K project will total $260 million, of which $140 million is expected to be capitalized. The majority of these costs have been incurred as of September 30, 1999. A significant portion of these costs has not been incremental, but rather reflected redeployment of internal resources from other activities. The Company believes that these redeployments did not have a material adverse effect on other ongoing business operations. All costs of the Y2K project are being borne out of the Company's operating cash flow.

  Based upon its efforts to date, the Company believes that the vast majority of both its IT and non-IT systems, including all critical and important systems, will remain up and running after January 1, 2000. Accordingly, the Company does not currently anticipate that internal systems failures will result in any material adverse effect to its operations or financial condition. During 1999, the Company has continued its efforts to ensure that major third-party businesses and public and private providers of infrastructure services, such as utilities, communications services and transportation, will also be prepared for the year 2000, and to develop contingency plans to address any failures on their part to become Y2K compliant. At this time, the Company believes that the most likely "worst-case" scenario involves potential disruptions in areas in which the Company's operations must rely on such third parties whose systems may not work properly after January 1, 2000. In addition, the Company's international operations may be adversely affected by failures of businesses in other parts of the world to take adequate steps to address the Y2K problem. While such failures could affect important operations of the Company and its subsidiaries, either directly or indirectly, in a significant manner, the Company cannot presently estimate either the likelihood or the potential cost of such failures.

  It is important to note that the description of the Company's efforts necessarily involves estimates and projections with respect to activities required in the future. These estimates and projections are subject to change as work continues, and such changes may be substantial.

Conversion to the Euro Currency

  On January 1, 1999, certain member countries of the European Union established fixed conversion rates between their existing currencies and the European Union's common currency (euro). The transition period for the introduction of the euro ends June 30, 2002. Issues facing the Company as a result of the introduction of the euro include converting information technology systems, reassessing currency risk, negotiating and amending licensing agreements and contracts, and processing tax and accounting records. The Company is addressing these issues and does not expect the euro to have a material effect on the Company's financial condition or results of operations.

Forward-Looking Statements

  The Private Securities Litigation Reform Act of 1995 (the Act) provides a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or oral statements that are "forward-looking," including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to the Company's stockholders. Management believes that all statements that express expectations and projections with respect to future matters, including further restructuring or strategic initiatives and actions relating to the Company's strategic sourcing initiative, as well as from developments beyond the Company's control including changes in global economic conditions that may, among other things, affect the international performance of the Company's theatrical and home video releases, television programming and consumer products and, in addition, uncertainties associated with the Internet; the launching or prospective development of new business initiatives; "Year 2000" remediation efforts and the introduction of the euro; are forward-looking statements within the meaning of the Act. These statements are made on the basis of management's views and assumptions, as of the time the statements are made, regarding future events and business performance. There can be no assurance, however, that management's expectations will necessarily come to pass.

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

Policies and Procedures

  In the normal course of business, the Company employs established policies and procedures to manage its exposure to changes in interest rates, fluctuations in the value of foreign currencies and the fair market value of certain of its investments in debt and equity securities using a variety of financial instruments.

  The Company's objectives in managing its exposure to interest rate changes are to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, the Company primarily uses interest rate swaps and caps to manage net exposure to interest rate changes related to its portfolio of borrowings. The Company maintains fixed rate debt as a percentage of its net debt between a minimum and maximum percentage, which is set by policy.

  The Company's objective in managing the exposure to foreign currency fluctuations is to reduce earnings and cash flow volatility associated with foreign exchange rate changes to allow management to focus its attention on its core business issues and challenges. Accordingly, the Company enters into various contracts that change in value as foreign exchange rates change to protect the value of its existing foreign currency assets, liabilities, commitments and anticipated foreign currency revenues. The Company uses option strategies that provide for the sale of foreign currencies to hedge probable, but not firmly committed, revenues. The principal currencies hedged are the Japanese yen, European euro, Australian dollar, British pound and Canadian dollar. The Company also uses forward contracts to hedge foreign currency assets and liabilities in the same principal currencies. By policy, the Company maintains hedge coverage between minimum and maximum percentages of its anticipated foreign exchange exposures for periods not to exceed five years. The gains and losses on these contracts offset changes in the value of the related exposures.

  In addition, the Company uses forward sale contracts to minimize the exposure to changes in fair market value of certain of its investments in debt and equity securities.

  It is the Company's policy to enter into foreign currency, interest rate transactions and forward sale contracts only to the extent considered necessary to meet its objectives as stated above. The Company does not enter into these transactions for speculative purposes.

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

  The VAR model is a risk analysis tool and does not purport to represent actual losses in fair value that will be incurred by the Company, nor does it consider the potential effect of favorable changes in market factors. (See
Note 12 to the Consolidated Financial Statements regarding the Company's financial instruments at September 30, 1999 and 1998.)

  The estimated maximum potential one-day loss in fair value, calculated using the VAR model, follows (unaudited, in millions):

                                 Interest Rate         Currency
                              Sensitive Financial Sensitive Financial Combined
                                  Instruments         Instruments     Portfolio
-------------------------------------------------------------------------------
VAR as of September 30, 1999          $15                 $22            $27

Average VAR during the year           $13                 $17            $23
 ended September 30, 1999

New Accounting Guidance

  In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133 Accounting for Derivative Instruments and Hedging Activities (SFAS 133), subsequently amended by SFAS No. 137, which the Company is required to adopt effective October 1, 2000. SFAS 133 will require the Company to record all derivatives on the balance sheet at fair value. Changes in derivative fair values will either be recognized in earnings as offsets to the changes in fair value of related hedged assets, liabilities and firm commitments or, for forecasted transactions, deferred and recorded as a component of other stockholders' equity until the hedged transactions occur and are recognized in earnings. The ineffective portion of a hedging derivative's change in fair value will be immediately recognized in earnings. The impact of SFAS 133 on the Company's financial statements will depend on a variety of factors, including future interpretative guidance from the FASB, the future level of forecasted and actual foreign currency transactions, the extent of the Company's hedging activities, the types of hedging instruments used and the effectiveness of such instruments. However, the Company does not believe the effect of adopting SFAS 133 will be material to its financial position.

ITEM 8. Financial Statements and Supplementary Data

  See Index to Financial Statements and Supplemental Data on page 42.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None.

                                   PART III

ITEM 10. Directors and Executive Officers of the Company

Directors
  Information regarding directors appearing under the caption "Election of Directors" in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders (the 2000 Proxy Statement) is hereby incorporated by reference.

  Information regarding executive officers is included in Part I of this Form 10-K as permitted by General Instruction G(3).

ITEM 11. Executive Compensation

  Information appearing under the captions "How are directors compensated?" and "Executive Compensation" in the 2000 Proxy Statement is hereby incorporated by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

  Information setting forth the security ownership of certain beneficial owners and management appearing under the caption "Stock Ownership" in the 2000 Proxy Statement is hereby incorporated by reference.

ITEM 13. Certain Relationships and Related Transactions

  Information regarding certain related transactions appearing under the caption "Certain Relationships and Related Transactions" in the 2000 Proxy Statement is hereby incorporated by reference.

                                    PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Exhibits and Financial Statements and Schedules

  (1) Financial Statements and Schedules

      See Index to Financial Statements and Supplemental Data at page 42.

  (2) Exhibits

       The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

                          Exhibit                           Location
                          -------                           --------
     3(a)  Amended and Restated Certificate of   Annex C to the Joint Proxy
           Incorporation of the Company          Statement, Prospectus
                                                 included in the Registration
                                                 Statement on Form S-4 (No.
                                                 333-88105) of the Company,
                                                 filed Sept. 30, 1999
     3(b)  Bylaws of the Company                 Filed herewith
     4(a)  Form of Registration Rights Agreement Exhibit B to Exhibit 2.1 to
           entered into or to be entered into    the Form 8-K, dated July 31,
           with certain stockholders             1995, of Disney Enterprises,
                                                 Inc. ("DEI")
     4(b)  Five-Year Credit Agreement, dated as  Exhibit 4(d) to the 1996 Form
           of Oct. 30, 1996                      10-K of the Company
     4(c)  Indenture, dated as of Nov. 30, 1990, Exhibit 2 to the Current
           between DEI and Bankers Trust         Report on Form 8-K, dated
           Company, as Trustee                   Jan. 14, 1991, of DEI
     4(d)  Indenture, dated as of Mar. 7, 1996,  Exhibit 4.1(a) to the Form 8-
           between the Company and Citibank,     K, dated Mar. 7, 1996, of the
           N.A., as Trustee                      Company
     4(e)  Other long-term borrowing instruments
           are omitted pursuant to Item 601(b)
           (4) (iii) of Regulation S-K. The
           Company undertakes to furnish copies
           of such instruments to the Commission
           upon request.
     10(a) (i) Agreement on the Creation and the Exhibits 10(b) and 10(a),
           Operation of Euro Disneyland en       respectively, to the Form 8-
           France, dated Mar. 25, 1987, and (ii) K, dated Apr. 24, 1987, of
           Letter relating thereto of the        DEI
           Chairman of Disney Enterprises, Inc.,
           dated Mar. 24, 1987
     10(b) Composite Limited Recourse Financing  Exhibit 10(b) to the 1997
           Facility Agreement, dated as of Apr.  Form 10-K of the Company
           27, 1988, between DEI and TDL Funding
           Company, as amended
     10(c) Employment Agreement, dated as of     Exhibit 10.2 to the Form 10-Q
           Jan. 8, 1997, between the Company and for the period ended Dec. 31,
           Michael D. Eisner                     1996, of the Company
     10(d) (i) Profit Participation Contract,    Exhibits 1 and 3,
           dated Dec. 14, 1979, with E. Cardon   respectively, to the 1980
           Walker and (ii) Amendment thereto,    Form 10-K of DEI
           dated Aug. 8, 1980

                          Exhibit                           Location
                          -------                           --------
     10(e) Form of Indemnification Agreement for Annex C to the Proxy
           certain officers and directors of DEI Statement for the 1988 Annual
                                                 Meeting of DEI
     10(f) 1995 Stock Option Plan for Non-       Exhibit 20 to the Form S-8
           Employee Directors                    Registration Statement (No.
                                                 33-57811), dated Feb. 23,
                                                 1995, of DEI
     10(g) 1990 Stock Incentive Plan and Rules   Exhibits 28(a) and 28(b),
                                                 respectively, to the Form S-8
                                                 Registration Statement
                                                 (No. 33-39770), dated Apr. 5,
                                                 1991, of DEI
     10(h) Amended and Restated 1990 Stock       Appendix B-2 to the Joint
           Incentive Plan and Rules              Proxy Statement/Prospectus
                                                 included in the Form S-4
                                                 Registration Statement
                                                 (No. 33-64141), dated Nov.
                                                 13, 1995, of DEI
     10(i) Amended and Restated 1995 Stock       Annex E to the Joint Proxy
           Incentive Plan and Rules              Statement/Prospectus included
                                                 in the Registration Statement
                                                 on Form S-4 (No. 333-88105)
                                                 of the Company filed
                                                 Sept. 30, 1999
     10(j) (i) 1987 Stock Incentive Plan and     Exhibits 1(a), 1(b), 2(a),
           Rules, (ii) 1984 Stock Incentive Plan 2(b), 3(a), 3(b) and 4,
           and Rules, (iii) 1981 Incentive Plan  respectively, to the and Rules and (iv) 1980 Stock Option  Prospectus contained in the
           Plan                                  Form S-8 Registration
                                                 Statement (No. 33-26106),
                                                 dated Dec. 20, 1988, of DEI
     10(k) Contingent Stock Award Rules under    Exhibit 10(t) to the 1986
           DEI's 1984 Stock Incentive Plan       Form 10-K of DEI
     10(l) Bonus Performance Plan for Executive  Exhibit 10(1) to the 1998
           Officers                              Form 10-K of the Company
     10(m) Performance-Based Compensation Plan   Included in the Proxy
           for the Company's Chief Executive     Statement dated Jan. 9, 1997,
           Officer                               for the 1997 Annual Meeting
                                                 of the Company
     10(n) Key Employees Deferred Compensation   Exhibit 10(p) to the 1997
           and Retirement Plan                   Form 10-K of the Company
     10(o) Group Personal Excess Liability       Exhibit 10(x) to the 1997
           Insurance Plan                        Form 10-K of the Company
     10(p) Family Income Assurance Plan (summary Exhibit 10(y) to the 1997
           description)                          Form 10-K of the Company
     10(q) Disney Salaried Savings and           Exhibit 10(s) to the 1995
           Investment Plan                       Form 10-K of DEI
     10(r) First Amendment to the Disney         Exhibit 10(r) to the 1997
           Salaried Savings and Investment Plan  Form 10-K of the Company
     10(s) Second Amendment to the Disney        Exhibit 10(s) to the 1997
           Salaried Savings and Investment Plan  Form 10-K of the Company
     10(t) ABC, Inc. Savings and Investment      Exhibit 10(t) to the 1998
           Plan, as amended                      Form 10-K of the Company
     10(u) Employee Stock Option Plan of Capital Exhibit 10(f) to the 1992
           Cities/ABC, Inc., as amended          Form 10-K of Capital
                                                 Cities/ABC, Inc.
     10(v) 1991 Stock Option Plan of Capital     Exhibit 6(a)(i) to the Form
           Cities/ABC, Inc., as amended          10-Q for the period ended
                                                 Mar. 31, 1996, of the Company
     21    Subsidiaries of the Company           Filed herewith
     23    Consent of PricewaterhouseCoopers LLP Included herein at page 43.
     27    Financial Data Schedule               Filed herewith
     28(a) Financial statements of the Disney    Included in Form 10-K/A,
           Salaried Savings and Investment Plan  dated June 29, 1998, of the
           for the year ended Dec. 31, 1998      Company

                          Exhibit                          Location
                          -------                          --------
     28(b) Financial statements of the ABC       Included in Form 10-K/A,
           Salaried Savings and Investment Plan  dated June 29, 1998, of the
           for the year ended Dec. 31, 1997      Company
     99    Pro forma financial information for   Exhibit 99 to the 1997 Form
           1997 events.                          10-K of the Company

(b) Reports on Form 8-K

  (i) Current report on Form 8-K dated July 12, 1999, with respect to the proposed acquisition of Infoseek Corporation.

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

                                         THE WALT DISNEY COMPANY
                          -----------------------------------------------------
                                              (Registrant)

Date: December 17, 1999   By:               MICHAEL D. EISNER
                          -----------------------------------------------------
                           (Michael D. Eisner, Chairman of the Board and Chief
                                           Executive Officer)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                           Title                    Date
             ---------                           -----                    ----

Principal Executive Officer
MICHAEL D. EISNER                    Chairman of the Board and       December 17, 1999
____________________________________ Chief Executive Officer
(Michael D. Eisner)

Principal Financial and Accounting
Officers
THOMAS O. STAGGS                     Executive Vice President and    December 17, 1999
____________________________________ Chief Financial Officer
(Thomas O. Staggs)

JOHN J. GARAND                       Senior Vice President-          December 17, 1999
____________________________________ Planning and Control
(John J. Garand)

Directors
REVETA F. BOWERS                     Director                        December 17, 1999
____________________________________
(Reveta F. Bowers)

ROY E. DISNEY                        Director                        December 17, 1999
____________________________________
(Roy E. Disney)

MICHAEL D. EISNER                    Director                        December 17, 1999
____________________________________
(Michael D. Eisner)

JUDITH ESTRIN                        Director                        December 17, 1999
____________________________________
(Judith Estrin)

STANLEY P. GOLD                      Director                        December 17, 1999
____________________________________
(Stanley P. Gold)

SANFORD M. LITVACK                   Director                        December 17, 1999
____________________________________
(Sanford M. Litvack)

IGNACIO E. LOZANO, JR.               Director                        December 17, 1999
____________________________________
(Ignacio E. Lozano, Jr.)

             Signature                           Title                   Date
             ---------                           -----                   ----

GEORGE J. MITCHELL                   Director                      December 17, 1999
____________________________________
(George J. Mitchell)

THOMAS S. MURPHY                     Director                      December 17, 1999
____________________________________
(Thomas S. Murphy)

LEE J. O'DONOVAN, S.J.               Director                      December 17, 1999
____________________________________
(Lee J. O'Donovan, S.J.)

SIDNEY POITIER                       Director                      December 17, 1999
____________________________________
(Sidney Poitier)

IRWIN E. RUSSELL                     Director                      December 17, 1999
____________________________________
(Irwin E. Russell)

ROBERT A.M. STERN                    Director                      December 17, 1999
____________________________________
(Robert A.M. Stern)

ANDREA VAN DE KAMP                   Director                      December 17, 1999
____________________________________
(Andrea Van de Kamp)

RAYMOND L. WATSON                    Director                      December 17, 1999
____________________________________
(Raymond L. Watson)

GARY L. WILSON                       Director                      December 17, 1999
____________________________________
(Gary L. Wilson)

                   THE WALT DISNEY COMPANY AND SUBSIDIARIES
              INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                                                                           Page
                                                                           ----
Report of Independent Accountants and Consent of Independent Accountants..  43
Consolidated Financial Statements of The Walt Disney Company and
 Subsidiaries
  Consolidated Statements of Income for the Years Ended September 30,
   1999, 1998 and 1997....................................................  44
  Consolidated Balance Sheets as of September 30, 1999 and 1998...........  45
  Consolidated Statements of Cash Flows for the Years Ended September 30,
   1999, 1998 and 1997....................................................  46
  Consolidated Statements of Stockholders' Equity for the Years Ended
   September 30, 1999, 1998 and 1997......................................  47
  Notes to Consolidated Financial Statements..............................  48
  Quarterly Financial Summary.............................................  69

Schedules other than those listed above are omitted for the reason that they are not applicable or the required information is included in the financial statements or related notes.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of The Walt Disney Company

  In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The Walt Disney Company and its subsidiaries (the Company) at September 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP

Los Angeles, California
November 22, 1999

                      CONSENT OF INDEPENDENT ACCOUNTANTS

  We hereby consent to the incorporation by reference in the prospectuses constituting part of the Registration Statements on Form S-8 (Nos. 33-26106, 33-35405 and 33-39770) and Form S-3 (Nos. 33-49891 and 333-52659) of The Walt
Disney Company of our report dated November 22, 1999 which appears above.

PRICEWATERHOUSECOOPERS LLP

Los Angeles, California
December 17, 1999

                       CONSOLIDATED STATEMENTS OF INCOME
                      (In millions, except per share data)

Year Ended September 30                           1999      1998      1997
-----------------------------------------------------------------------------
Revenues                                        $ 23,402  $ 22,976  $ 22,473
Costs and expenses                               (19,715)  (18,466)  (17,722)
Amortization of intangible assets                   (456)     (431)     (439)
Restructuring charges                               (132)      (64)      --
Gain on sale of Starwave                             345       --        --
Gain on sale of KCAL                                 --        --        135
                                                --------  --------  --------
Operating income                                   3,444     4,015     4,447
Corporate and other activities                      (196)     (236)     (367)
Equity in Infoseek loss                             (322)      --        --
Net interest expense                                (612)     (622)     (693)
                                                --------  --------  --------
Income before income taxes                         2,314     3,157     3,387
Income taxes                                      (1,014)   (1,307)   (1,421)
                                                --------  --------  --------
Net income                                      $  1,300  $  1,850  $  1,966
                                                ========  ========  ========
Earnings per share
  Diluted                                       $   0.62  $   0.89  $   0.95
                                                ========  ========  ========
  Basic                                         $   0.63  $   0.91  $   0.97
                                                ========  ========  ========
Average number of common and common equivalent
 shares outstanding
  Diluted                                          2,083     2,079     2,060
                                                ========  ========  ========
  Basic                                            2,056     2,037     2,021
                                                ========  ========  ========



                 See Notes to Consolidated Financial Statements

                          CONSOLIDATED BALANCE SHEETS
                                 (In millions)

September 30                                                1999     1998
----------------------------------------------------------------------------
ASSETS
Current Assets                                             $   414  $   127
  Cash and cash equivalents
  Receivables                                                3,633    3,999
  Inventories                                                  796      899
  Film and television costs                                  4,071    3,223
  Deferred income taxes                                        607      463
  Other assets                                                 679      664
                                                           -------  -------
    Total current assets                                    10,200    9,375
Film and television costs                                    2,489    2,506
Investments                                                  2,434    1,821
Theme parks, resorts and other property, at cost
  Attractions, buildings and equipment                      15,869   14,037
  Accumulated depreciation                                  (6,220)  (5,382)
                                                           -------  -------
                                                             9,649    8,655
  Projects in progress                                       1,272    1,280
  Land                                                         425      411
                                                           -------  -------
                                                            11,346   10,346
Intangible assets, net                                      15,695   15,787
Other assets                                                 1,515    1,543
                                                           -------  -------
                                                           $43,679  $41,378
                                                           =======  =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts and taxes payable and other accrued liabilities $ 4,588  $ 4,767
  Current portion of borrowings                              2,415    2,123
  Unearned royalties and other advances                        704      635
                                                           -------  -------
    Total current liabilities                                7,707    7,525
Borrowings                                                   9,278    9,562
Deferred income taxes                                        2,660    2,488
Other long term liabilities, unearned royalties and other
 advances                                                    3,059    2,415
Stockholders' Equity
 Preferred stock, $0.01 par value
  Authorized--100 million shares
  Issued--none
 Common stock, $0.01 par value                               9,324    8,995
  Authorized--3.6 billion shares
  Issued--2.1 billion shares
 Retained earnings                                          12,281   10,981
 Cumulative translation and other                              (25)      13
                                                           -------  -------
                                                            21,580   19,989
 Treasury stock, at cost, 29 million shares                   (605)    (593)
 Shares held by TWDC Stock Compensation Fund, at cost--
  0.4 million shares as of September 30, 1998                  --        (8)
                                                           -------  -------
                                                            20,975   19,388
                                                           -------  -------
                                                           $43,679  $41,378
                                                           =======  =======

                 See Notes to Consolidated Financial Statements

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In millions)

Year Ended September 30                                 1999     1998    1997
-------------------------------------------------------------------------------
NET INCOME                                             $ 1,300  $1,850  $1,966

ITEMS NOT REQUIRING CASH OUTLAYS
 Amortization of film and television costs               2,472   2,514   1,995
 Depreciation                                              851     809     738
 Amortization of intangible assets                         456     431     439
 Gain on sale of Starwave                                 (345)    --      --
 Equity in Infoseek loss                                   322     --      --
 Gain on sale of KCAL                                      --      --     (135)
 Other                                                      80      31     (15)

CHANGES IN
 Receivables                                               376    (664)   (177)
 Inventories                                               103     (46)      8
 Other assets                                             (165)     73    (441)
 Accounts and taxes payable and other accrued
  liabilities                                              477     218     608
 Film and television costs television broadcast rights    (319)   (447)   (179)
 Deferred income taxes                                     (20)    346     292
                                                       -------  ------  ------
                                                         4,288   3,265   3,133
                                                       -------  ------  ------
CASH PROVIDED BY OPERATIONS                              5,588   5,115   5,099
                                                       -------  ------  ------
INVESTING ACTIVITIES
 Film and television costs                              (3,020) (3,335) (3,089)
 Investments in theme parks, resorts and other
  property                                              (2,134) (2,314) (1,922)
 Acquisitions (net of cash acquired)                      (319)   (213)   (180)
 Proceeds from sale of investments                         202     238      31
 Purchases of investments                                  (39)    (13)    (56)
 Investment in and loan to E! Entertainment                --      (28)   (321)
 Proceeds from disposal of publishing operations           --      --    1,214
 Proceeds from disposal of KCAL                            --      --      387
                                                       -------  ------  ------
                                                       (5,310)  (5,665) (3,936)
                                                       -------  ------  ------
FINANCING ACTIVITIES
 Change in commercial paper borrowings                    (451)    308  (2,088)
 Other borrowings                                        2,306   1,522   2,437
 Reduction of borrowings                                (2,031) (1,212) (1,990)
 Repurchases of common stock                               (19)    (30)   (633)
 Exercise of stock options and other                       204     184     180
 Dividends                                                 --     (412)   (342)
 Proceeds from formation of REITs                          --      --    1,312
                                                       -------  ------  ------
                                                             9     360  (1,124)
                                                       -------  ------  ------
Increase (Decrease) in Cash and Cash Equivalents           287    (190)     39
Cash and Cash Equivalents, Beginning of Year               127     317     278
                                                       -------  ------  ------
Cash and Cash Equivalents, End of Year                 $   414  $  127  $  317
                                                       =======  ======  ======
Supplemental disclosure of cash flow information:
 Interest paid                                         $   575  $  555  $  777
                                                       =======  ======  ======
 Income taxes paid                                     $   721  $1,107  $  958
                                                       =======  ======  ======

                 See Notes to Consolidated Financial Statements

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (In millions, except per share data)

                                                                           TWDC      Stock-
                                                  Cumulative              Stock     holders'  Compre-
                                Common  Retained  Translation Treasury Compensation  Equity   hensive
                        Shares  Stock   Earnings   and Other   Stock       Fund      Total    Income
-----------------------------------------------------------------------------------------------------
BALANCE AT
 SEPTEMBER 30, 1996     2,022   $8,590  $ 7,919      $ 39      $(462)     $ --      $16,086   $  --
 Exercise of stock
  options, net             15      (42)     --         --        --         301         259      --
 Common stock
  repurchased             (24)     --       --         --        --        (633)       (633)     --
 Dividends ($0.17 per
  share)                  --       --      (342)       --        --         --         (342)     --
 Cumulative translation
  and other (net of tax
  benefit of $37
  million)                --       --       --        (51)       --         --          (51)     (51)
 Net income               --       --     1,966        --        --         --        1,966    1,966
                        -----   ------  -------      ----      -----      -----     -------   ------
BALANCE AT
 SEPTEMBER 30, 1997     2,013    8,548    9,543       (12)      (462)      (332)     17,285   $1,915
                                                                                              ======
 Common stock issued        4      160      --         --        --         --          160   $  --
 Exercise of stock
  options, net             34      287      --         --       (131)       354         510      --
 Common stock
  repurchased              (1)     --       --         --        --         (30)        (30)     --
 Dividends ($0.20 per
  share)                  --       --      (412)       --        --         --         (412)     --
 Cumulative translation
  and other (net of tax
  expense of
  $18 million)            --       --       --         25        --         --           25       25
 Net income               --       --     1,850        --        --         --        1,850    1,850
                        -----   ------  -------      ----      -----      -----     -------   ------
BALANCE AT
 SEPTEMBER 30, 1998     2,050    8,995   10,981        13       (593)        (8)     19,388   $1,875
                                                                                              ======
 Exercise of stock
  options, net             14      329      --         --        (12)        17         334   $  --
 Common stock reissued      1      --       --         --        --          10          10      --
 Common stock
  repurchased              (1)     --       --         --        --         (19)        (19)     --
 Cumulative translation
  and other (net of tax
  benefit of $30
  million)                --       --       --        (38)       --         --          (38)     (38)
 Net income               --       --     1,300        --        --         --        1,300    1,300
                        -----   ------  -------      ----      -----      -----     -------   ------
BALANCE AT
 SEPTEMBER 30, 1999     2,064   $9,324  $12,281      $(25)     $(605)     $ --      $20,975   $1,262
                        =====   ======  =======      ====      =====      =====     =======   ======


                 See Notes to Consolidated Financial Statements

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Tabular dollars in millions, except per share amounts)

1Description of the Business and Summary of Significant Accounting Policies

  The Walt Disney Company owns 100% of Disney Enterprises, Inc. (DEI) which, together with its subsidiaries (the Company), is a diversified worldwide entertainment company with operations in the following businesses.

MEDIA NETWORKS
  The Company operates the ABC Television Network, which has affiliated stations providing coverage to U.S. television households. The Company also owns television and radio stations, most of which are affiliated with either the ABC Television Network or the ABC Radio Networks. The Company's cable and international broadcast operations are principally involved in the production and distribution of cable television programming, the licensing of programming to domestic and international markets and investing in foreign television broadcasting, production and distribution entities. Primary cable programming services, which operate through consolidated subsidiary companies, are ESPN-branded networks, the Disney Channel and Disney Channel International. Other programming services that operate through joint ventures, and are accounted for under the equity method, include A&E Television Networks, Lifetime Entertainment Services and E! Entertainment Television.

STUDIO ENTERTAINMENT
  The Company produces and acquires live-action and animated motion pictures for distribution to the theatrical, home video and television markets. The Company also produces original television programming for network, first-run syndication, pay and international syndication markets, stage plays and musical recordings. The Company distributes these products through its own distribution and marketing companies in the United States and most foreign markets.

THEME PARKS AND RESORTS
  The Company operates the Walt Disney World Resort in Florida, and Disneyland Park, the Disneyland Hotel and the Disneyland Pacific Hotel in California. The Walt Disney World Resort includes the Magic Kingdom, Epcot, Disney-MGM Studios and Disney's Animal Kingdom, thirteen resort hotels and a complex of villas and suites, a retail, dining and entertainment complex, a sports complex, conference centers, campgrounds, golf courses, water parks and other recreational facilities. In addition, the resort operates Disney Cruise Line from Port Canaveral, Florida. Disney Regional Entertainment designs, develops and operates a variety of new entertainment concepts based on Disney brands and creative properties, operating under the names ESPN Zone and DisneyQuest. The Company earns royalties on revenues generated by the Tokyo Disneyland theme park near Tokyo, Japan, which is owned and operated by an unrelated Japanese corporation. The Company also has an investment in Euro Disney S.C.A., a publicly-held French entity that operates Disneyland Paris. The Company's Walt Disney Imagineering unit designs and develops new theme park concepts and attractions, as well as resort properties. The Company also manages and markets vacation ownership interests in the Disney Vacation Club. Included in Theme Parks and Resorts are the Company's National Hockey League franchise, the Mighty Ducks of Anaheim, and the Anaheim Angels, a Major League Baseball team.

CONSUMER PRODUCTS
  The Company licenses the name "Walt Disney," as well as the Company's characters, visual and literary properties, to various consumer manufacturers, retailers, show promoters and publishers throughout the world. The Company also engages in direct retail distribution principally through the Disney Stores, and produces books and magazines for the general public in the United States and

Europe. In addition, the Company produces audio and computer software products for the entertainment market, as well as film, video and computer software products for the educational marketplace.

INTERNET AND DIRECT MARKETING
  The Internet business develops, publishes and distributes content for online services intended to appeal to broad consumer interest in sports, news, family and entertainment. Internet websites include Disney.com, Family.com, ESPN.com, ABCNEWS.com, ABCSports.com and ABC.com. The Internet business also produces Disney's Club Blast, an entertainment and educational online subscription service for kids. Internet commerce activities include the DisneyStore.com, which markets Disney-themed merchandise online, Disney Travel Online, which offers travel packages to the Walt Disney World Resort and other Disney destinations and ESPNStore.com, which offers ESPN-themed and other sports-related merchandise. The Direct Marketing business operates the Walt Disney Catalog, which markets Disney-themed merchandise via direct mail.

SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
  The consolidated financial statements of the Company include the accounts of The Walt Disney Company and its subsidiaries after elimination of intercompany accounts and transactions.

Accounting Changes
  Effective September 30, 1999, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 131 Disclosure about Segments of an Enterprise and Related Information (SFAS 131) (see Note 11).

  During the first quarter, the Company adopted SFAS No. 130 Reporting Comprehensive Income, which requires that the Company present comprehensive income, a measure that reflects all non-owner changes in equity, in addition to net income. Comprehensive income has been reflected in the accompanying Consolidated Statements of Stockholders' Equity.

  During 1998, the Company adopted SFAS No. 128 Earnings Per Share (SFAS 128), which specifies the method of computation, presentation and disclosure for earnings per share (EPS). SFAS 128 requires the presentation of two EPS amounts, basic and diluted. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS includes the dilution that would occur if outstanding stock options and other dilutive securities were exercised and is comparable to the EPS the Company has historically reported. The Company uses the treasury stock method to calculate the impact of outstanding stock options. Stock options for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the calculation.

  During 1997, the Company adopted SFAS No. 123 Accounting for Stock-Based Compensation (SFAS 123), which requires disclosure of the fair value and other characteristics of stock options (see Note 9). The Company has chosen under the provisions of SFAS 123 to continue using the intrinsic-value method of accounting for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees (APB
25).

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

  Internet advertising revenues are recognized on the basis of impression views in the period the advertising is displayed, provided that no significant obligations remain and collection is probable. Direct Marketing and Internet-based merchandise revenues (commerce) are recognized upon shipment to customers.

  Revenues from participants and sponsors at the theme parks are generally recorded over the period of the applicable agreements commencing with the opening of the related attraction.

Cash and Cash Equivalents
  Cash and cash equivalents consist of cash on hand and marketable securities with original maturities of three months or less.

Investments
  Debt securities that the Company has the positive intent and ability to hold to maturity are classified as "held-to-maturity" and reported at amortized cost. Debt securities not classified as held-to-maturity and marketable equity securities are classified as either "trading" or "available-for-sale," and are recorded at fair value with unrealized gains and losses included in earnings or stockholders' equity, respectively. All other equity securities are accounted for using either the cost method or the equity method. The Company's share of earnings or losses in its equity investments accounted for under the equity method, other than Infoseek, is included in "Corporate and other activities" in the Consolidated Statements of Income.

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

Such adjustments could have a material effect on results of operations in future periods. The net realizable value of television broadcast program licenses and rights is performed using a daypart methodology.

Theme Parks, Resorts and Other Property
  Theme parks, resorts and other property are carried at cost. Depreciation is computed on the straight-line method based upon estimated useful lives ranging from three to fifty years.

Intangible/Other Assets
  Intangible assets are amortized over periods ranging from two to forty years. The Company continually reviews the recoverability of the carrying value of these assets using the methodology prescribed in SFAS No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The Company also reviews long-lived assets and the related intangible assets for impairment whenever events or changes in circumstances indicate the carrying amounts of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate, to the carrying amount, including associated intangible assets, of such operation. If the operation is determined to be unable to recover the carrying amount of its assets, then intangible assets are written down first, followed by the other long-lived assets of the operation, to fair value. Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the assets.

Risk Management Contracts
  In the normal course of business, the Company employs a variety of off-balance-sheet financial instruments to manage its exposure to fluctuations in interest, foreign currency exchange rates and investments in equity and debt securities, including interest rate and cross-currency swap agreements, forward, option, swaption and spreadlock contracts and interest rate caps.

  The Company designates and assigns the financial instruments as hedges of specific assets, liabilities or anticipated transactions. When hedged assets or liabilities are sold or extinguished or the anticipated transactions being hedged are no longer expected to occur, the Company recognizes the gain or loss on the designated hedging financial instruments.

  The Company classifies its derivative financial instruments as held or issued for purposes other than trading. Option premiums and unrealized losses on forward contracts and the accrued differential for interest rate and cross-currency swaps to be received under the agreements are recorded in the balance sheet as other assets. Unrealized gains on forward contracts and the accrued differential for interest rate and cross-currency swaps to be paid under the agreements are included in accounts and taxes payable and other accrued liabilities. Unrealized gains and losses on forward sale contracts that hedge investments in equity and debt securities are accounted for off-balance sheet until the contracts are settled, at which time any gain or loss is recognized net of the gain or loss on the underlying investment. Costs associated with forward sale contracts are deferred and included in the basis of the underlying investment. Realized gains and losses from hedges are classified in the income statement consistent with the accounting treatment of the items being hedged. The Company accrues the differential for interest rate and cross-currency swaps to be paid or received under the agreements as interest and exchange rates shift as adjustments to net interest expense over the lives of the swaps. Gains and losses on the termination of swap agreements, prior to their original maturity, are deferred and amortized to net interest expense over the remaining term of the underlying hedged transactions.

  Cash flows from hedges are classified in the statement of cash flows under the same category as the cash flows from the related assets, liabilities or anticipated transactions (see Notes 5 and 12).

Earnings Per Share
  Diluted earnings per share amounts are based upon the weighted average number of common and common equivalent shares outstanding during the year. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect. The difference between basic and diluted earnings per share, for the Company, is solely attributable to stock options. For the years ended September 30, 1999, 1998 and 1997, options for 28 million, 18 million and 15 million shares, respectively, were excluded from diluted earnings per share because they were anti-dilutive.

  Earnings per share amounts have been adjusted for all years presented, to reflect the three-for-one split of the Company's common shares effective June 1998 (see Note 8).

Reclassifications
  Certain reclassifications have been made in the 1998 and 1997 financial statements to conform to the 1999 presentation, including changes in segment information as a result of adopting SFAS 131.

2Acquisitions and Dispositions

  In April 1997, the Company purchased a significant equity stake in Starwave Corporation (Starwave), an Internet technology company. In connection with the acquisition, the Company was granted an option to purchase substantially all the remaining shares of Starwave, which the Company exercised during the quarter ended June 30, 1998. Thereafter, the accounts of Starwave were included in the Company's Consolidated Financial Statements.

  On June 18, 1998, the Company reached an agreement for the acquisition of Starwave by Infoseek Corporation (Infoseek), a publicly held Internet search company, the purchase of additional shares of Infoseek common stock for $70 million and the purchase of warrants for $139 million, enabling it, under certain circumstances, to achieve a majority stake in Infoseek. These warrants vest over a three-year period and expire in five years. On November 18, 1998, the shareholders of both Infoseek and Starwave approved the acquisition. As a result of the acquisition and the Company's purchase of additional shares of Infoseek common stock pursuant to the merger agreement, the Company acquired approximately 43% of Infoseek's outstanding common stock.

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

  The Company accounts for its investment in Infoseek under the equity method of accounting. For the year ended September 30, 1999, the Company recorded $229 million of amortization related to intangible assets, and a charge of $44 million for purchased in-process research and development expenditures. The amortization of intangible assets and the charge for research and development expenditures have been reflected in "Equity in Infoseek loss" in the Company's Consolidated Statements of Income. As of September 30, 1999, the Company's recorded investment in Infoseek was $495 million. The quoted market value of the Company's Infoseek shares at September 30, 1999 was approximately $815 million.

  On November 17, 1999, Infoseek became a wholly-owned subsidiary of the Company (see Note 15).

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

  The unaudited pro forma information below presents results of operations as if the finalization of purchase price allocation and the disposition of certain ABC publishing assets in 1997 had occurred at the beginning of that year. The unaudited pro forma information is not necessarily indicative of the results of operations of the combined company had these events occurred at the beginning of the year presented, nor is it necessarily indicative of future results.

                            1997
                           -------
       Revenues            $21,613
       Net income            1,772
       Earnings per share
         Diluted           $  0.86
         Basic             $  0.88

3Investment in Euro Disney

  Euro Disney S.C.A. (Euro Disney) operates the Disneyland Paris theme park and resort complex on a 4,800-acre site near Paris, France. The Company accounts for its 39% ownership interest in Euro Disney using the equity method of accounting. As of September 30, 1999, the Company's recorded investment in Euro Disney was $296 million. The quoted market value of the Company's Euro Disney shares at September 30, 1999 was approximately $433 million.

  In connection with the financial restructuring of Euro Disney in 1994, Euro Disney Associes S.N.C. (Disney SNC), a wholly-owned affiliate of the Company, entered into a lease arrangement with a noncancelable term of 12 years (the Lease) related to substantially all of the Disneyland Paris theme park assets, and then entered into a 12-year sublease agreement (the Sublease) with Euro Disney. Remaining lease rentals at September 30, 1999 of FF 7.5 billion ($1.2 billion) receivable from Euro Disney under the Sublease approximate the amounts payable by Disney SNC under the Lease. At the conclusion of the Sublease term, Euro Disney will have the option to assume Disney SNC's rights and obligations under the Lease. If Euro Disney does not exercise its option, Disney SNC may purchase the assets, continue to lease the assets or elect to terminate the Lease, in which case Disney SNC would make a termination payment to the lessor equal to 75% of the lessor's then outstanding debt related to the theme park assets, estimated to be $1.2 billion; Disney SNC could then sell or lease the assets on behalf of the lessor to satisfy the remaining debt, with any excess proceeds payable to Disney SNC.

  Also as part of the restructuring, the Company agreed to arrange for the provision of a 10-year unsecured standby credit facility of approximately $177 million, upon request, bearing interest at PIBOR. As of September 30, 1999, Euro Disney had not requested that the Company establish this facility. The Company also agreed, as long as any of the restructured debt is outstanding, to maintain ownership of at least 34% of the outstanding common stock of Euro Disney until June 1999, at least 25% for the subsequent five years and at least 16.67% for an additional term thereafter.

  After a five-year waiver resulting from the restructuring, royalties and management fees from Euro Disney were partially reinstated in fiscal year 1999. As a result, the Company earned approximately

$33 million in royalties and management fees in fiscal year 1999. Royalties will be fully reinstated beginning in fiscal year 2004 and management fees will be progressively reinstated through fiscal year 2018.

  In November 1999, Euro Disney stockholders approved an increase in share capital through an equity rights offering. The offering has been underwritten to raise $238 million by the end of December 1999. The net proceeds will be used to partially finance the construction of a second theme park, Disney Studios, adjacent to the Magic Kingdom. The Company subscribed to approximately $93 million of the equity rights offering, maintaining its 39% interest in Euro Disney. Disney Studios is expected to open in spring 2002.

4Film and Television Costs

                               1999   1998
-------------------------------------------
Theatrical film costs
  Released, less amortization $2,246 $2,035
  In-process                   1,966  2,041
                              ------ ------
                               4,212  4,076
                              ------ ------
Television costs
  Released, less amortization    582    374
  In-process                     643    589
                              ------ ------
                               1,225    963
                              ------ ------
Television broadcast rights    1,123    690
                              ------ ------
                               6,560  5,729
Less: current portion          4,071  3,223
                              ------ ------
Non-current portion           $2,489 $2,506
                              ====== ======

  Based on management's total gross revenue estimates as of September 30, 1999, approximately 82% of unamortized film and television costs (except in-process) are expected to be amortized during the next three years.

5Borrowings

  The Company's borrowings at September 30, 1999 and 1998, including interest rate swaps designated as hedges, are summarized below.

                                                       1999
                          ---------------------------------------------------------------
                                   Stated  Interest rate and cross-  Effective
                                  Interest    currency swaps (f)     Interest     Swap
                          Balance Rate (e)  Pay Float    Pay Fixed   Rate (g)  Maturities
                          ------- -------- ------------ ------------ --------- ----------
Commercial paper due
 2000 (a)                 $ 1,748   5.1%   $         -- $      1,700    5.4%   2001-2002
U.S. dollar notes and
 debentures due 2000-
 2093 (b) (h)               7,545   6.3%          3,840          500    6.1%   2000-2029
Dual currency and
 foreign notes due 2000-
 2003 (c)                     765   6.4%            765           --    5.1%   2000-2003
Senior participating
 notes due 2000-2001 (d)    1,247   2.7%             --           --    n/a          n/a
Other due 2000-2027           388   5.5%             --           --    n/a          n/a
                          -------
                           11,693   5.7%             --           --
Less current portion        2,415                    --           --
                          -------          ------------ ------------
Total long-term
 borrowings               $ 9,278          $      4,605 $      2,200
                          =======          ============ ============

                                                       1998
                          ---------------------------------------------------------------
                                   Stated  Interest rate and cross-  Effective
                                  Interest    currency swaps (f)     Interest     Swap
                          Balance Rate (e)  Pay Float    Pay Fixed   Rate (g)  Maturities
                          ------- -------- ------------ ------------ --------- ----------
Commercial paper due
 1999 (a)                 $ 2,225   5.5%   $         -- $      2,225    6.2%        1999
U.S. dollar notes and
 debentures due 1999-
 2093 (b)                   6,321   6.6%          2,886          675    6.4%   1999-2012
Dual currency and
 foreign notes due 1999-
 2003 (c)                   1,678   5.8%          1,678           --    5.4%   1999-2003
Senior participating
 notes due 2000-2001 (d)    1,195   2.7%             --           --    n/a          n/a
Other due 1999-2027           266   5.2%             --           --    n/a          n/a
                          -------
                           11,685   5.8%             --           --
Less current portion        2,123                    --           --
                          -------          ------------ ------------
Total long-term
 borrowings               $ 9,562          $      4,564 $      2,900
                          =======          ============ ============

--------
(a) The Company has established bank facilities totaling $4.8 billion, which expire in one to three years. Under the bank facilities, the Company has the option to borrow at various interest rates. Commercial paper is classified as long-term since the Company intends to refinance these borrowings on a long-term basis through continued commercial paper borrowings supported by available bank facilities.
(b) Includes $722 million in 1999 and $771 million in 1998 representing minority interest in a real estate investment trust established by the Company.
(c) Denominated principally in U.S. dollars, Japanese yen and Italian lira.
(d) Additional interest may be paid based on the performance of designated portfolios of films. The effective interest rate at September 30, 1999 and 1998 was 6.8%.
(e) The stated interest rate represents the weighted-average coupon rate for each category of borrowings. For floating rate borrowings, interest rates are based upon the rates at September 30, 1999 and 1998; these rates are not necessarily an indication of future interest rates.
(f) Amounts represent notional values of interest rate swaps.
(g) The effective interest rate reflects the effect of interest rate and cross-currency swaps entered into with respect to certain of these borrowings as indicated in the "Pay Float" and "Pay Fixed" columns.
(h) Includes $306 million in 1999, representing mandatorily redeemable preferred stock maturing in 2004.

  Borrowings, excluding commercial paper and minority interest, have the following scheduled maturities:

              2000        $2,350
              2001         2,184
              2002           628
              2003           203
              2004         1,111
              Thereafter   2,747

  The Company capitalizes interest on assets constructed for its theme parks, resorts and other property, and on theatrical and television productions in process. In 1999, 1998 and 1997, respectively, total interest costs incurred were $826 million, $824 million and $841 million, of which $109 million, $139 million and $100 million were capitalized.

6Income Taxes

                             1999     1998     1997
-----------------------------------------------------
Income before income taxes
Domestic (including U.S.
 exports)                   $ 2,199  $ 3,114  $3,193
Foreign subsidiaries            115       43     194
                            -------  -------  ------
                            $ 2,314  $ 3,157  $3,387
                            =======  =======  ======
Income tax provision
Current
  Federal                   $   715  $   698  $1,023
  State                         140      119     203
  Foreign (including
   withholding)                 174      139     190
                            -------  -------  ------
                              1,029      956   1,416
                            -------  -------  ------
Deferred
  Federal                       (21)     303      21
  State                           6       48     (16)
                            -------  -------  ------
                                (15)     351       5
                            -------  -------  ------
                            $ 1,014  $ 1,307  $1,421
                            =======  =======  ======

Components of Deferred Tax
Assets and Liabilities
Deferred tax assets
  Accrued liabilities       $(1,112) $(1,051)
  Other, net                    (82)     (61)
                            -------  -------
    Total deferred tax
     assets                  (1,194)  (1,112)
                            =======  =======

Components of Deferred Tax
Assets and Liabilities
Deferred tax liabilities
  Depreciable, amortizable
   and other property         2,469    2,396
  Licensing revenues            232      249
  Leveraged leases              327      313
  Investment in Euro
   Disney                       169      129
                            -------  -------
    Total deferred tax
     liabilities              3,197    3,087
                            -------  -------
Net deferred tax liability
 before valuation
 allowance                    2,003    1,975
Valuation allowance              50       50
                            -------  -------
Net deferred tax liability  $ 2,053  $ 2,025
                            =======  =======
Reconciliation of
Effective Income Tax Rate
Federal income tax rate        35.0%    35.0%   35.0%
Nondeductible amortization
 of intangible assets           6.0      4.4     4.4
State taxes, net of
 federal income tax
 benefit                        4.1      3.4     3.6
Other, net                     (1.3)    (1.4)   (1.0)
                            -------  -------  ------
                               43.8%    41.4%   42.0%
                            =======  =======  ======

  In 1999, 1998 and 1997, income tax benefits attributable to employee stock option transactions of $96 million, $327 million and $81 million, respectively, were allocated to stockholders' equity.

7 Pension and Other Benefit Programs

  The Company maintains pension plans and postretirement medical benefit plans covering most of its domestic employees not covered by union or industry-wide plans. Employees hired after January 1, 1994 are not eligible for postretirement medical benefits. With respect to its qualified defined benefit pension plans, the Company's policy is to fund, at a minimum, the amount necessary on an actuarial basis to provide for benefits in accordance with the requirements of the Employee Retirement Income Security Act of 1974. Pension benefits are generally based on years of service and/or compensation.

  The following chart summarizes the balance sheet impact, as well as the benefit obligations, assets, funded status and rate assumptions associated with the pension and postretirement medical benefit plans.

                                                             Postretirement
                                            Pension Plans     Benefit Plans
                                           ----------------  ----------------
                                            1999     1998     1999     1998
                                           -------  -------  -------  -------
Reconciliation of funded status of the
 plans and the amounts included in the
 Company's consolidated balance sheets:

Projected benefit obligations
 Beginning obligations                     $(1,793) $(1,438) $  (321) $  (293)
 Service cost                                  (89)     (71)     (12)     (11)
 Interest cost                                (119)    (109)     (21)     (22)
 Amendments                                     (9)       9       --       (3)
 Actuarial gains (losses)                      160     (247)      52       (2)
 Benefits paid                                  71       63       11       10
                                           -------  -------  -------  -------
 Ending obligations                         (1,779)  (1,793)    (291)    (321)
                                           -------  -------  -------  -------

Fair value of plans' assets
 Beginning fair value                        2,014    1,726      185      162
 Actual return on plans' assets                249      294       21       26
 Employer contributions                         36       75        7        7
 Participants' contributions                     1        1       --       --
 Benefits paid                                 (71)     (63)     (11)     (10)
 Expenses                                      (18)     (19)      --       --
                                           -------  -------  -------  -------
 Ending fair value                           2,211    2,014      202      185
                                           -------  -------  -------  -------

Funded status of the plans                     432      221      (89)    (136)
 Unrecognized net gain                        (275)     (80)     (85)     (30)
 Unrecognized prior service (benefit) cost     (1)     (11)        6        1
 Fourth quarter contributions                   --       33       --       --
                                           -------  -------  -------  -------
Net balance sheet asset (liability)        $   156  $   163  $  (168) $  (165)
                                           =======  =======  =======  =======

Rate Assumptions
 Discount rate                                 7.5%     6.8%     7.5%     6.8%
 Rate of return on plans' assets              10.5%    10.5%    10.5%    10.5%
 Salary increases                              5.1%     4.4%     n/a      n/a
 Annual increase in cost of benefits           n/a      n/a      6.1%     6.4%

  The projected benefit obligations, accumulated benefit obligations and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $110 million, $83 million and $0 for 1999, respectively, and $96 million, $74 million and $0 for 1998, respectively.

  The accumulated postretirement benefit obligations and fair value of plan assets for postretirement plans with accumulated postretirement benefit obligations in excess of plan assets were $231 million and $72 million for 1999, respectively, and $254 million and $67 million for 1998, respectively.

  Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement medical benefit plans. A one percentage point decrease in the assumed health care cost trend rates would reduce total service and interest costs and postretirement benefit obligations by $9 million and $44 million, respectively. A one percentage point increase in the assumed health care cost trend rates would increase total service and interest costs and postretirement benefit obligations by $13 million and $59 million, respectively. The annual increase in cost of postretirement benefits is assumed to decrease .3 percentage points per year until reaching 4.9%.

  The Company's accumulated pension benefit obligations at September 30, 1999 and 1998 were $1.6 billion, of which 97.6% and 97.7% were vested, respectively. In addition, the Company contributes to various pension plans under union and industry-wide agreements.

  The income statement expenses of pension plans for 1999, 1998 and 1997 totaled $11 million, $12 million and $45 million, respectively. The discount rate, rate of return on plan assets and salary increase assumptions for the pension plans were 7.8%, 10.5% and 5.4%, respectively, in 1997. The income statement expense (credits) for postretirement benefit plans for 1999, 1998 and 1997 were $10 million, $(13) million and $(18) million, respectively. The discount rate, rate of return on plan assets and annual increase in cost of postretirement benefits assumptions were 7.8%, 10.5% and 6.7%, respectively, in 1997.

  The market values of the Company's shares held by the pension plan master trust as of September 30, 1999 and 1998 were $73 million and $71 million, respectively.

  For eligible employees, the Company has savings and investment plans which allow eligible employees to allocate up to 10% or 15% of salary through payroll deductions depending on the plan in which the employee participates. The Company matches 50% of the employee's pre-tax contributions, up to plan limits. In 1999, 1998 and 1997, the costs of such plans were $29 million, $31 million and $32 million, respectively.

8 Stockholders' Equity

  During 1998, the Company's Board of Directors decided to move to an annual, rather than quarterly, dividend policy to reduce costs and simplify payments to the more than 2.7 million shareholders of Company common stock. Accordingly, there was no dividend payment during the year ended September 30, 1999. On November 4, 1999, the Board of Directors declared an annual cash dividend of 21 cents per share applicable to fiscal 1999. The dividend is payable December 17, 1999 to shareholders of Disney common stock at the close of business November 16, 1999.

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

  In 1996, the Company established the TWDC Stock Compensation Fund (Fund) pursuant to the repurchase program to acquire shares of the Company for the purpose of funding certain stock-based compensation. All shares acquired by the Fund were disposed of and the Fund was dissolved in April 1999. The Company has established TWDC Stock Compensation Fund II (Fund II) to fund certain future stock-based compensation. Any shares acquired by Fund II that are not utilized must be disposed of by December 31, 2002.

9 Stock Incentive Plans

  Under various plans, the Company may grant stock options and other awards to key executive, management and creative personnel at exercise prices equal to or exceeding the market price at the date of grant. In general, options become exercisable over a five-year period from the grant date and expire 10 years after the date of grant. In certain cases for senior executives, options become exercisable over periods up to 10 years and expire up to 15 years after date of grant. Shares available for future option grants at September 30, 1999, totaled 108 million.

  The following table summarizes information about stock option transactions (shares in millions):

                                  1999            1998            1997
                             --------------- --------------- ---------------
                                    Weighted        Weighted        Weighted
                                    Average         Average         Average
                                    Exercise        Exercise        Exercise
                             Shares  Price   Shares  Price   Shares  Price
                             ------ -------- ------ -------- ------ --------
Outstanding at beginning of
 year                         163    $21.70   183    $17.44   189    $15.84
Awards canceled                (9)    27.35   (10)    20.98   (18)    19.32
Awards granted                 20     32.97    27     33.07    27     25.64
Awards exercised              (15)    13.92   (37)     9.06   (15)    11.14
                              ---             ---             ---
Outstanding at September 30   159    $24.29   163    $21.70   183    $17.44
                              ===             ===             ===
Exercisable at September 30    57    $19.01    51    $16.34    63    $11.77
                              ===             ===             ===

  The following table summarizes information about stock options outstanding at September 30, 1999 (shares in millions):

                           Outstanding                   Exercisable
              -------------------------------------- -------------------
                                            Weighted            Weighted
   Range of               Weighted Average  Average             Average
   Exercise     Number   Remaining Years of Exercise   Number   Exercise
    Prices    of Options  Contractual Life   Price   of Options  Price
   --------   ---------- ------------------ -------- ---------- --------
   $ 5-$ 9         3            1.52         $ 8.74       3      $ 8.78
   $10-$14        15            4.14          13.51      12       13.44
   $15-$19        21            5.73          18.34      17       18.37
   $20-$24        55            6.79          21.51      18       21.45
   $25-$29        30            8.41          27.13       5       26.59
   $30-$34        17            8.65          33.30       1       31.76
   $35-$39        15            8.77          37.15       1       37.91
   $40-$44         3            7.00          42.21      --          --
                 ---                                    ---
                 159                                     57
                 ===                                    ===

  During 1997, the Company adopted SFAS 123 and, pursuant to its provisions, elected to continue using the intrinsic-value method of accounting for stock-based awards granted to employees in accordance with APB 25. Accordingly, the Company has not recognized compensation expense for its stock-based awards to employees. The following table reflects pro forma net income and earnings per share had the Company elected to adopt the fair value approach of SFAS 123:

                                 1999   1998   1997
                                ------ ------ ------
   Net income:
     As reported                $1,300 $1,850 $1,966
     Pro forma                   1,169  1,749  1,870
   Diluted earnings per share:
     As reported                  0.62   0.89   0.95
     Pro forma                    0.56   0.84   0.91

  These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years.

  The weighted average fair values of options at their grant date during 1999, 1998 and 1997, where the exercise price equaled the market price on the grant date, were $11.11, $10.82 and $9.09, respectively. The weighted average fair value of options at their grant date during 1998, where the exercise price exceeded the market price on the grant date, was $8.55. No such options were granted during 1999 and 1997. The estimated fair value of each option granted is calculated using the Black-Scholes option-pricing model. The weighted average assumptions used in the model were as follows:

                                  1999  1998  1997
                                  ----  ----  ----
   Risk-free interest rate        5.3%  5.4%  6.4%
   Expected years until exercise  6.0   6.0   6.1
   Expected stock volatility       25%   23%   23%
   Dividend yield                 .69%  .71%  .71%

10 Detail of Certain Balance Sheet Accounts

                                              1999     1998
--------------------------------------------------------------
Current receivables
 Trade, net of allowances                    $ 3,160  $ 3,447
 Other                                           473      552
                                             -------  -------
                                             $ 3,633  $ 3,999
                                             =======  =======

Other current assets
 Prepaid expenses                            $   515  $   483
 Other                                           164      181
                                             -------  -------
                                             $   679  $   664
                                             =======  =======

Intangible assets
 Cost in excess of ABC's net assets acquired $14,248  $14,248
 Trademark                                     1,100    1,100
 FCC licenses                                  1,100    1,100
 Other                                           856      492
 Accumulated amortization                     (1,609)  (1,153)
                                             -------  -------
                                             $15,695  $15,787
                                             =======  =======


                                                           1999   1998
------------------------------------------------------------------------
Accounts and taxes payable and other accrued liabilities
 Accounts payable                                         $3,628 $ 3,792
 Payroll and employee benefits                               802     853
 Other                                                       158     122
                                                          ------ -------
                                                          $4,588 $ 4,767
                                                          ====== =======

Other current liabilities
 Unearned royalties and other advances                    $  669 $   566
 Other                                                        35      69
                                                          ------ -------
                                                          $  704 $   635
                                                          ====== =======

11 Segments

  During the year the Company changed the manner in which it reports operating segments. The Company is in the leisure business and has operations in five major segments: Media Networks, Studio Entertainment, Theme Parks and Resorts, Consumer Products and Internet and Direct Marketing, as described in Note 1.

  The operating segments reported below are the segments of the Company for which separate financial information is available and for which operating income amounts are evaluated regularly by executive management in deciding how to allocate resources and in assessing performance. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies (see Note 1).

  Operating income amounts evaluated include earnings before Corporate and other activities, net interest expense, income taxes, restructuring charges and amortization of intangible assets. Corporate and other activities principally consists of executive management, certain unallocated administrative support functions, income or loss from equity investments and minority interest from ESPN.

  The following segment results include allocations of certain costs, including certain information technology costs, pension, legal and other shared services, which are allocated based on consumption. In addition, while all significant intersegment transactions have been eliminated, Studio Entertainment revenues and operating income include an allocation of Consumer Products revenues, which is meant to reflect a portion of Consumer Products revenues attributable to certain film properties. These allocations are agreed-upon amounts between the businesses and may differ from amounts that would be negotiated in an arms-length transaction.

Business Segments               1999     1998     1997
---------------------------------------------------------
Revenues
 Media Networks                $ 7,512  $ 7,142  $ 6,522
                               -------  -------  -------
 Studio Entertainment
  Third parties                  6,472    6,755    6,840
  Intersegment                      76       94      141
                               -------  -------  -------
                                 6,548    6,849    6,981
                               -------  -------  -------
 Theme Parks and Resorts         6,106    5,532    5,014
                               -------  -------  -------
 Consumer Products
  Third parties                  3,106    3,287    3,923
  Intersegment                     (76)     (94)    (141)
                               -------  -------  -------
                                 3,030    3,193    3,782
                               -------  -------  -------
 Internet and Direct Marketing     206      260      174
                               -------  -------  -------
   Total Consolidated Revenues $23,402  $22,976  $22,473
                               =======  =======  =======

Business Segments                           1999     1998     1997
---------------------------------------------------------------------
Operating income
 Media Networks                            $ 1,611  $ 1,746  $ 1,699
 Studio Entertainment                          116      769    1,079
 Theme Parks and Resorts                     1,446    1,288    1,136
 Consumer Products                             607      801      893
 Internet and Direct Marketing                 (93)     (94)     (56)
 Amortization of intangible assets            (456)    (431)    (439)
                                           -------  -------  -------
                                             3,231    4,079    4,312
 Restructuring charges                        (132)     (64)     --
 Gain on sale of Starwave                      345      --       --
 Gain on sale of KCAL                          --       --       135
                                           -------  -------  -------
   Total Consolidated Operating Income     $ 3,444  $ 4,015  $ 4,447
                                           =======  =======  =======

Capital expenditures
 Media Networks                            $   159  $   245  $   152
 Studio Entertainment                           51      117      171
 Theme Parks and Resorts                     1,758    1,693    1,266
 Consumer Products                             106       77      109
 Internet and Direct Marketing                  17       27       21
 Corporate                                      43      155      203
                                           -------  -------  -------
   Total Consolidated Capital Expenditures $ 2,134  $ 2,314  $ 1,922
                                           =======  =======  =======

Depreciation expense
 Media Networks                            $   131  $   122  $   104
 Studio Entertainment                           64      115       86
 Theme Parks and Resorts                       498      443      408
 Consumer Products                             124       85       95
 Internet and Direct Marketing                   8       10        6
 Corporate                                      26       34       39
                                           -------  -------  -------
   Total Consolidated Depreciation Expense $   851  $   809  $   738
                                           =======  =======  =======

Amortization expense
 Media Networks                            $   423  $   421  $   405
 Studio Entertainment                            1        1      --
 Theme Parks and Resorts                        21        1      --
 Consumer Products                               6        1       27
 Internet and Direct Marketing                   5        7        7
                                           -------  -------  -------
   Total Consolidated Amortization Expense $   456  $   431  $   439
                                           =======  =======  =======

Identifiable assets
 Media Networks                  $19,326 $18,749 $18,415
 Studio Entertainment              7,865   8,089   6,864
 Theme Parks and Resorts          10,272   9,214   8,051
 Consumer Products                 1,964   1,975   2,065
 Internet and Direct Marketing       214     336     168
 Corporate*                        4,038   3,015   2,934
                                 ------- ------- -------
   Total Consolidated Assets     $43,679 $41,378 $38,497
                                 ======= ======= =======

Supplemental revenue data
 Media Networks
  Advertising                    $ 5,486 $ 5,287 $ 4,937
 Theme Parks and Resorts
  Merchandise, food and beverage   1,878   1,780   1,754
  Admissions                       1,860   1,739   1,603

Geographic Segments                 1999     1998     1997
-----------------------------------------------------------
Revenues
 United States                   $18,657  $18,106  $17,868
 U.S. Exports                      1,147    1,036      874
 Europe                            2,059    2,215    2,073
 Asia Pacific                        974      996      987
 Latin America, Canada and Other     565      623      671
                                 -------  -------  -------
                                 $23,402  $22,976  $22,473
                                 =======  =======  =======

Operating income
 United States                   $ 3,142  $ 3,468  $ 3,712
 Europe                              229      369      499
 Asia Pacific                        228      217      335
 Latin America, Canada and Other     115      173       62
 Unallocated expenses               (270)    (212)    (161)
                                 -------  -------  -------
                                 $ 3,444  $ 4,015  $ 4,447
                                 =======  =======  =======

Identifiable assets
 United States                   $41,938  $39,462  $36,706
 Europe**                          1,238    1,468    1,275
 Asia Pacific                        319      270      341
 Latin America, Canada and Other     184      178      175
                                 -------  -------  -------
                                 $43,679  $41,378  $38,497
                                 =======  =======  =======

 * Primarily investments accounted for under the equity method, deferred tax assets, other investments, fixed and other assets

 ** Primarily current assets and investment in Euro Disney

12 Financial Instruments

Investments
  As of September 30, 1999 and 1998, the Company held $102 million and $126 million, respectively, of securities classified as available for sale. Realized gains and losses are determined principally on an average cost basis. In 1999, the Company recognized $70 million in gains on sales of securities; in 1998 and 1997, realized gains and losses were not material. In 1999, 1998 and 1997, unrealized gains and losses on available-for-sale securities were not material.

  During the year, the Company hedged certain investment holdings using collar and forward sale contracts. The collar contracts were terminated during the year, and the forward contracts, with notional amounts totaling $718 million, expire in five years.

Interest Rate Risk Management
  The Company is exposed to the impact of interest rate changes. The Company's objective is to manage the impact of interest rate changes on earnings and cash flows and on the market value of its investments and borrowings. The Company maintains fixed rate debt as a percentage of its net debt between a minimum and maximum percentage, which is set by policy.

  The Company uses interest rate swaps and other instruments to manage net exposure to interest rate changes related to its borrowings and investments and to lower its overall borrowing costs. Significant interest rate risk management instruments held by the Company during 1999 and 1998 included pay-floating and pay-fixed swaps and interest rate caps. Pay-floating swaps effectively convert medium and long-term obligations to LIBOR or commercial paper rate indexed variable rate instruments. These swap agreements expire in one to 30 years. Pay-fixed swaps and interest rate caps effectively convert floating rate obligations to fixed rate instruments. The pay-fixed swaps expire in two to three years. The interest rate caps either expired or were terminated during the year.

  The following table reflects incremental changes in the notional or contractual amounts of the Company's interest rate contracts during 1999 and 1998. Activity representing renewal of existing positions is excluded.

                    September 30,           Maturities/              September 30,
                        1998      Additions Expirations Terminations     1999
----------------------------------------------------------------------------------
Pay-floating swaps     $2,886      $ 4,704    $  (925)    $(2,825)      $3,840
Pay-fixed swaps         2,900        2,200     (2,900)        --         2,200
Interest rate caps      1,100        2,500     (1,100)     (2,500)         --
                       ------      -------    -------     -------       ------
                       $6,886      $ 9,404    $(4,925)    $(5,325)      $6,040
                       ======      =======    =======     =======       ======
                    September 30,           Maturities/              September 30,
                        1997      Additions Expirations Terminations     1998
----------------------------------------------------------------------------------
Pay-floating swaps     $2,086      $   950    $   (50)    $  (100)      $2,886
Pay-fixed swaps           950        6,000     (4,050)        --         2,900
Interest rate caps        --         3,100     (2,000)        --         1,100
Swaption contracts        300          --        (300)        --           --
                       ------      -------    -------     -------       ------
                       $3,336      $10,050    $(6,400)    $  (100)      $6,886
                       ======      =======    =======     =======       ======

  The impact of interest rate risk management activities on income in 1999, 1998 and 1997, and the amount of deferred gains and losses from interest rate risk management transactions at September 30, 1999 and 1998 were not material.

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

  The Company uses option strategies that provide for the sale of foreign currencies to hedge probable, but not firmly committed, revenues. While these hedging instruments are subject to fluctuations in value, such fluctuations are offset by changes in the value of the underlying exposures being hedged. The principal currencies hedged are the European euro, Japanese yen, Australian dollar, Canadian dollar and British pound. The Company also uses forward contracts to hedge foreign currency assets and liabilities. Cross-currency swaps are used to hedge foreign currency-denominated borrowings.

  At September 30, 1999 and 1998, the notional amounts of the Company's foreign exchange risk management contracts, net of notional amounts of contracts with counterparties against which the Company has a legal right of offset, the related exposures hedged and the contract maturities are as follows:

                                  1999                         1998
                      ---------------------------- ----------------------------
                                          Fiscal                       Fiscal
                      Notional Exposures   Year    Notional Exposures   Year
                       Amount   Hedged   Maturity   Amount   Hedged   Maturity
                      -------- --------- --------- -------- --------- ---------
Option contracts       $1,416   $  524     2000     $2,966   $1,061   1999-2000
Forward contracts       1,620    1,353     2000      2,053    1,773   1999-2000
Cross-currency swaps      765      765   2000-2003   1,678    1,678   1999-2003
                       ------   ------              ------   ------
                       $3,801   $2,642              $6,697   $4,512
                       ======   ======              ======   ======

  Gains and losses on contracts hedging anticipated foreign currency revenues and foreign currency commitments are deferred until such revenues are recognized or such commitments are met, and offset changes in the value of the foreign currency revenues and commitments. At September 30, 1999 and 1998, the Company had deferred gains of $38 million and $245 million, respectively, and deferred losses of $26 million and $118 million, respectively, related to foreign currency hedge transactions. Deferred amounts to be recognized can change with market conditions and will be substantially offset by changes in the value of the related hedged transactions. The impact of foreign exchange risk management activities on operating income in 1999 and in 1998 was a net gain of $66 million and $227 million, respectively.

Fair Value of Financial Instruments
  At September 30, 1999 and 1998, the Company's financial instruments included cash, cash equivalents, investments, receivables, accounts payable, borrowings and interest rate, forward and foreign exchange risk management contracts.

  At September 30, 1999 and 1998, the fair values of cash and cash equivalents, receivables, accounts payable and commercial paper approximated carrying values because of the short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on broker quotes or quoted market prices or rates for the same or similar instruments, and the related carrying amounts are as follows:

                                  1999                1998
                            ------------------  ------------------
                            Carrying    Fair    Carrying    Fair
                             Amount    Value     Amount    Value
                            --------  --------  --------  --------
Investments                 $    569  $    832  $    686  $    765
Borrowings                  $(10,971) $(10,962) $(10,914) $(11,271)
Risk management contracts:

 Foreign exchange forwards  $    (37) $    (27) $     49  $     18
 Foreign exchange options         58        69        58       178
 Interest rate swaps              10       (46)       30       181
 Forward sale contracts          --        (36)      --        --
 Cross-currency swaps             13       (65)       25       (89)
                            --------  --------  --------  --------
                            $     44  $   (105) $    162  $    288
                            ========  ========  ========  ========

Credit Concentrations
  The Company continually monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments, and does not anticipate nonperformance by the counterparties. The Company would not realize a material loss as of September 30, 1999 in the event of nonperformance by any one counterparty. The Company enters into transactions only with financial institution counterparties that have a credit rating of A- or better. The Company's current policy regarding agreements with financial institution counterparties is generally to require collateral in the event credit ratings fall below A- or in the event aggregate exposures exceed limits as defined by contract. In addition, the Company limits the amount of investment credit exposure with any one institution. At September 30, 1999, financial institution counterparties had not posted any collateral to the Company, and the Company was required to collateralize $176 million of its financial instrument obligations.

  The Company's trade receivables and investments do not represent a significant concentration of credit risk at September 30, 1999, due to the wide variety of customers and markets into which the Company's products are sold, their dispersion across many geographic areas, and the diversification of the Company's portfolio among instruments and issuers.

New Accounting Guidance
  In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities (SFAS
133), as amended by SFAS No. 137, which the Company is required to adopt effective October 1, 2000. SFAS 133 will require the Company to record all derivatives on the balance sheet at fair value. Changes in derivative fair values will either be recognized in earnings as offsets to the changes in fair value of related hedged assets, liabilities and firm commitments or, for forecasted transactions, deferred and recorded as a component of other stockholders' equity until the hedged transactions occur and are recognized in earnings. The ineffective portion of a hedging derivative's change in fair value will be immediately recognized in earnings. The impact of SFAS 133 on the Company's financial statements will depend on a variety of factors, including future interpretative guidance from the FASB, the future level of forecasted and actual foreign currency transactions, the extent of the Company's hedging activities, the types of hedging instruments used and the effectiveness of such instruments. However, the Company does not believe the effect of adopting SFAS 133 will be material to its financial position.

13 Commitments and Contingencies

  The Company is committed to the purchase of broadcast rights for various feature films, sports and other programming aggregating approximately $13.3 billion as of September 30, 1999, including approximately $7.9 billion related to NFL programming. This amount is substantially payable over the next six years.

  The Company has various real estate operating leases, including retail outlets for the distribution of consumer products and office space for general and administrative purposes. Future minimum lease payments under these non-cancelable operating leases totaled $2.2 billion at September 30, 1999, payable as follows:

             2000        $  297
             2001           262
             2002           239
             2003           216
             2004           185
             Thereafter   1,019

  Rental expense for the above operating leases during 1999, 1998 and 1997, including overages, common-area maintenance and other contingent rentals, was $385 million, $321 million and $327 million, respectively.

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

14 Restructuring Charges

  In the third quarter of the current year, the Company began an across-the-board assessment of its cost structure. The Company's efforts are directed toward leveraging marketing and sales efforts, streamlining operations, identifying new markets and further developing distribution channels, including its Internet sites and cable and television networks.

  In connection with actions taken to streamline operations, restructuring charges were recorded in the fourth quarter and amounted to $132 million ($0.04 per share). The restructuring activities primarily related to severance and lease and other contract cancellation costs, primarily in connection with the consolidation of operations in the Company's broadcasting, television production and regional entertainment businesses.

  The charge included cash charges of $24 million for severance and $55 million for lease and other contract cancellation costs, and non-cash charges for asset write-offs and write-downs of underutilized assets of $53 million.

  Accrued balances at September 30, 1999 relate principally to lease and other contract cancellation costs and will be relieved throughout fiscal 2000, as leases and contracts expire.

15 Subsequent Event

  On November 17, 1999 stockholders of the Company and Infoseek approved the Company's acquisition of the remaining interest in Infoseek that the Company did not already own.

  The acquisition was effected by the creation and issuance of a new class of common stock, called go.com common stock, in exchange for outstanding Infoseek shares, at an exchange rate of 1.15 shares of GO.com for each Infoseek share.

  As of the effective date of the Infoseek acquisition, the Company retained an initial interest of approximately 72% in GO.com. Former Infoseek stockholders initially owned the remaining 28%. Shares of the Company's existing common stock were reclassified as Disney Group common stock, and track Disney Group financial performance, which reflects the Company's businesses other than GO.com, plus the Company's retained interest in GO.com. The Infoseek acquisition will be accounted for as a purchase. Accordingly, operating results for Infoseek and amortization of its intangible assets, which is expected to be substantial, will be reflected in the Company's financial statements from the effective date of the transaction.

  The unaudited pro forma information below presents results of operations of the businesses that are tracked by the Disney Group common stock and the go.com common stock, as if the Infoseek acquisition and issuance of go.com common stock had occurred at the beginning of the year. The unaudited pro forma information is not necessarily indicative of the results of operations of the combined company had these events occurred at the beginning of the year presented, nor is it necessarily indicative of future results.

                                                             Pro forma 1999
                                                               (unaudited)
                                                             ----------------
                                                             Disney
                                                              Group   GO.com
                                                             -------  -------
   Revenues                                                  $23,196  $   348
                                                             =======  =======
   Net income (loss)                                           1,364   (1,097)
   Disney Group retained interest in GO.com:                    (790)     790
                                                             -------  -------
   Net income (loss) attributable to shareholders:           $   574  $  (307)
                                                             =======  =======
   Diluted and basic earnings (loss) per share attributable
    to shareholders:                                         $  0.28  $ (7.28)
                                                             =======  =======

  In November 1999, the Company sold the Fairchild Publishing assets acquired with its acquisition of ABC. The Company is currently finalizing the accounting for the transaction. The sale is not expected to have a material effect on the Company's financial position.

                          QUARTERLY FINANCIAL SUMMARY
                     (In millions, except per share data)
                                  (unaudited)

                          December 31 March 31 June 30 September 30
-------------------------------------------------------------------
1999 (/1/)(/2/)(/3/)
Revenues                    $6,589     $5,510  $5,522     $5,781
Operating income             1,375        729     951       389
Net income                     622        226     367        85
Earnings per share (/4/)
  Diluted                     0.30       0.11    0.18       0.04
  Basic                       0.30       0.11    0.18       0.04

1998 (/3/)
Revenues                    $6,339     $5,242  $5,248     $6,147
Operating income             1,492       849      923       751
Net income                     755       384      415       296
Earnings per share (/4/)
  Diluted                     0.37       0.18    0.20      0.14
  Basic                       0.37       0.19    0.20      0.14

--------
(1) Reflects a $345 million gain on the sale of Starwave in the first quarter of 1999. The earnings per share impact of the gain was $0.10. See Note 2 to the Consolidated Financial Statements.
(2) Reflects Equity in Infoseek loss of $84 million, $75 million, $87 million and $76 million for each of the four quarters in 1999, respectively. The earnings per share impacts of the losses were $0.03, $0.02, $0.02 and $0.02, respectively. See Notes 2 and 15 to the Consolidated Financial Statements.
(3) Reflects $132 million and $64 million of restructuring charges in the fourth quarter of 1999 and 1998, respectively. The earnings per share impacts of the charges were $0.04 and $0.02, respectively. See Note 14 to the Consolidated Financial Statements.
(4) Amounts have been adjusted to give effect to the three-for-one split of the Company's common shares effective June 1998. See Note 8 to the Consolidated Financial Statements.

[DISNEY RECYCLING LOGO]