Form 10-Q
period 1999-12-31
WALT DISNEY CO/
filed 2000-02-14
CIK 1001039

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended December 31, 1999          Commission File Number 1-11605

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

  There were 2,069,931,335 shares of Disney common stock outstanding and 44,368,911 shares of GO.com common stock outstanding as of February 10, 2000.

                               TABLE OF CONTENTS

                                                                        Page
                                                                      Reference
                                                                      ---------
Part I--Financial Information
  Item 1. Financial Statements                                              1
  Item 2. Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                                1
Part II--Other Information
  Item 2. Changes in Securities                                             2
  Item 4. Submission of Matters to a Vote of Security Holders               2
  Item 6. Exhibits and Reports on Form 8-K                                  3
Signature                                                                   4
                               ANNEX I
                       THE WALT DISNEY COMPANY
Condensed Consolidated Financial Information
Condensed Consolidated Statements of Income                               I-1
Condensed Consolidated Balance Sheets                                     I-2
Condensed Consolidated Statements of Cash Flows                           I-3
Notes to Condensed Consolidated Financial Statements                      I-4
Management's Discussion and Analysis of Financial Condition and
 Results of Operations                                                    I-7
                              ANNEX II
                               DISNEY
Condensed Combined Financial Information
Condensed Combined Statements of Income                                  II-1
Condensed Combined Balance Sheets                                        II-2
Condensed Combined Statements of Cash Flows                              II-3
Notes to Condensed Combined Financial Statements                         II-4
Management's Discussion and Analysis of Financial Condition and
 Results of Operations                                                   II-7
                              ANNEX III
                               GO.COM
Condensed Combined Financial Information
Condensed Combined Statements of Income                                 III-1
Condensed Combined Balance Sheets                                       III-2
Condensed Combined Statements of Cash Flows                             III-3
Notes to Condensed Combined Financial Statements                        III-4
Management's Discussion and Analysis of Financial Condition and
 Results of Operations                                                  III-7

Exhibits

                         PART I. FINANCIAL INFORMATION

  As more fully discussed herein, on November 17, 1999 The Walt Disney Company (the Company) completed its acquisition of the remaining interest in Infoseek Corporation (Infoseek) that it did not already own via the creation and issuance of a new class of common stock called GO.com common stock. GO.com common stock is intended to reflect the performance of the Company's Internet and direct marketing businesses including Infoseek (collectively, GO.com). Upon issuance of GO.com common stock, the Company's existing common stock was reclassified as Disney common stock, which is intended to reflect the performance of the Company's businesses other than GO.com, plus a retained interest in GO.com (collectively, Disney). As a result of the Infoseek transaction and issuance of GO.com common stock, the Company now reports consolidated financial information and separate financial information for Disney and for GO.com. Prior to the Infoseek acquisition, the Company's Internet and direct marketing businesses were referred to as "Disney's existing Internet business" or "Internet and Direct Marketing."

ITEM 1. Financial Statements

  For information required by Item 1, refer to:

  "The Walt Disney Company Condensed Consolidated Financial Information" filed as part of this document in Annex I,

  "Disney Condensed Combined Financial Information" filed as part of this document in Annex II and

  "GO.com Condensed Combined Financial Information" filed as part of this document in Annex III.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  For information required by Item 2, refer to:

  "The Walt Disney Company Management's Discussion and Analysis of Financial Condition and Results of Operations" filed as part of this document in Annex I,

  "Disney Management's Discussion and Analysis of Financial Condition and Results of Operations" filed as part of this document in Annex II and

  "GO.com Management's Discussion and Analysis of Financial Condition and Results of Operations" filed as part of this document in Annex III.

                          PART II. OTHER INFORMATION

ITEM 2. Changes in Securities

  On November 17, 1999, following the shareholder action described under Item 4 below, the Company filed an amended and restated Certificate of Incorporation with the Secretary of State of Delaware. The amendments to the Certificate of Incorporation increased the number of authorized shares of the Company's common stock from 3.6 billion to 4.6 billion; authorized the issuance of a new class of common stock, called "GO.com common stock"; and reclassified each share of Company common stock outstanding as of the effective time of the filing as one share of "Disney common stock." As a result, the Company now has outstanding two separate classes of common stock.

  The reclassified Disney common stock represents an interest in all of the Company's businesses other than those attributed to GO.com, plus Disney's retained interest (currently approximately 72%) in GO.com. See Annex II and the notes thereto for additional information on the Disney businesses.

  GO.com common stock tracks the financial performance of the Company's various Internet-related businesses, including the businesses conducted by Infoseek Corporation, as well as certain direct marketing operations. See Annex III and the notes thereto for additional information on the GO.com businesses.

  Additional information with respect to Disney stock and GO.com common stock and the respective voting and other rights of the holders of each class of stock is set forth under the heading "Description of Disney's Capital Stock Following the Merger" in the Joint Proxy Statement/Prospectus of the Company dated September 30, 1999, included in the Company's Registration Statement on Form S-4 (No. 333-88105) filed with the Securities and Exchange Commission on September 30, 1999.

ITEM 4. Submission of Matters to a Vote of Security Holders

  At a special meeting of the Company's shareholders held in San Jose, California, on November 17, 1999, the Company's shareholders approved the following matters:

  1. Amendment and restatement of the Company's Certificate of Incorporation to increase the number of authorized shares of the Company's common stock from
3.6 billion to 4.6 billion; to provide for the creation of a new class of common stock, called "GO.com common stock"; and to reclassify each outstanding share of stock as one share of "Disney common stock":

                                    % of Shares
                      Shares Voted  Outstanding
  ---------------------------------------------
     Votes in favor:  1,314,833,860    63.72%
     Votes against:      24,644,440     1.19%
     Abstentions:        10,317,271     0.50%

  2. Amendment and restatement of the Company's 1995 Stock Incentive Plan in connection with the creation of the GO.com common stock:

                        Shares       % of
                         Voted    Votes Cast
  ------------------------------------------
     Votes in favor:  946,911,092   70.16%
     Votes against:   390,811,119   28.95%
     Abstentions:      12,073,360    0.89%

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits

  10. Letter Agreement, dated as of December 21, 1999, between the Company and Michael D. Eisner.
  27. Financial Data Schedule, filed electronically.

(b) Reports on Form 8-K

  (1) Current Report on Form 8-K dated October 15, 1999, setting forth unaudited historical pro forma financial information for GO.com for its 1998 fiscal quarters and the first three quarters of fiscal 1999.
  (2) Current Report on Form 8-K dated November 4, 1999, reporting earnings results for the Company's 1999 fiscal year.
  (3) Current Report on Form 8-K dated November 5, 1999, setting forth a restatement of business segment financial results for the Company's 1999 fiscal quarters reflecting changes in the way the Company reports its operating results.
  (4) Current Report on Form 8-K dated December 3, 1999, setting forth restatements of business segment financial results for the Company's 1997 and 1996 fiscal years and for its 1998 fiscal quarters.
  (5) Current Report on Form 8-K dated December 8, 1999, setting forth (a) certain supplemental unaudited historical pro forma financial information for GO.com's 1998 and 1999 fiscal years, by quarter, and
      (b) the text of a presentation to analysts by the Company with respect to GO.com.

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         THE WALT DISNEY COMPANY
                          -----------------------------------------------------
                                              (Registrant)


                          By:            /s/ THOMAS O. STAGGS
                          -----------------------------------------------------
                           (Thomas O. Staggs, Senior Executive Vice President
                                      and Chief Financial Officer)

February 14, 2000
Burbank, California

                                                                         Annex I
                       [LOGO OF THE WALT DISNEY COMPANY]

                            THE WALT DISNEY COMPANY

                  CONDENSED CONSOLIDATED FINANCIAL INFORMATION

                            THE WALT DISNEY COMPANY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 In millions, except per share data (unaudited)

Three Months Ended December 31,                         1999     1998
------------------------------------------------------------------------
Revenues                                               $ 6,932  $ 6,597
Costs and expenses                                      (5,785)  (5,451)
Amortization of intangible assets                         (226)    (108)
Gain on sale of Fairchild                                  243      --
Gain on sale of Starwave                                   --       345
                                                       -------  -------
Operating income                                         1,164    1,383
Corporate and other activities                               3      (38)
Equity in Infoseek loss                                    (41)     (84)
Net interest expense                                      (197)    (164)
                                                       -------  -------
Income before income taxes and minority interests          929    1,097
Income taxes                                              (590)    (453)
Minority interests                                         (24)     (22)
                                                       -------  -------
Net income                                             $   315  $   622
                                                       =======  =======
Earnings (loss) attributed to:
 Disney common stock(/1/)                              $   356  $   622
 GO.com common stock                                       (41)     --
                                                       -------  -------
                                                          $315  $   622
                                                       =======  =======
Earnings (loss) per share attributed to:
 Disney(/1/)
  Diluted                                              $  0.17  $  0.30
                                                       =======  =======
  Basic                                                $  0.17  $  0.30
                                                       =======  =======
 GO.com (basic and diluted)                            $ (0.95)     n/a
                                                       =======  =======
Average number of common and common equivalent shares
 outstanding:
 Disney
  Diluted                                                2,064    2,050
                                                       =======  =======
  Basic                                                  2,081    2,076
                                                       =======  =======
 GO.com (basic and diluted)                                 43      n/a
                                                       =======  =======

--------
(1) Including Disney's retained interest in GO.com. Disney's retained interest in GO.com reflects 100% of GO.com's losses through November 17, 1999, and approximately 72% thereafter.


            See Notes to Condensed Consolidated Financial Statements

                            THE WALT DISNEY COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                         In millions, except share data

                                                  December 31, September 30,
                                                      1999         1999
----------------------------------------------------------------------------
                                                  (unaudited)
ASSETS
Current Assets
 Cash and cash equivalents                          $   992       $   414
 Receivables                                          4,406         3,633
 Inventories                                            725           796
 Film and television costs                            4,205         4,071
 Deferred income taxes                                  590           607
 Other assets                                           834           679
                                                    -------       -------
  Total current assets                               11,752        10,200
Film and television costs                             2,338         2,489
Investments                                           2,031         2,434
Theme parks, resorts and other property, at cost
 Attractions, buildings and equipment                16,052        15,869
 Accumulated depreciation                            (6,442)       (6,220)
                                                    -------       -------
                                                      9,610         9,649
 Projects in progress                                 1,497         1,272
 Land                                                   444           425
                                                    -------       -------
                                                     11,551        11,346
Intangible assets, net                               17,386        15,695
Other assets                                          1,315         1,515
                                                    -------       -------
                                                    $46,373       $43,679
                                                    =======       =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
 Accounts and taxes payable and other accrued
  liabilities                                       $ 5,267       $ 4,588
 Current portion of borrowings                        2,459         2,415
 Unearned royalties and other advances                  718           704
                                                    -------       -------
  Total current liabilities                           8,444         7,707
Borrowings                                            9,091         9,278
Deferred income taxes                                 2,718         2,660
Other long term liabilities, unearned royalties
 and other advances                                   2,754         2,711
Minority interests                                      371           348
Stockholders' Equity
 Preferred stock, $.01 par value
  Authorized--100 million shares, Issued--None
 Common Stock
  Common stock--Disney, $.01 par value
   Authorized--3.6 billion, Issued--2.1 billion       9,391         9,324
  Common stock--GO.com, $.01 par value
   Authorized--1.0 billion, Issued--43.4 million      2,154           --
 Retained earnings                                   12,162        12,281
 Cumulative translation and other                       (32)          (25)
                                                    -------       -------
                                                     23,675        21,580
 Treasury stock, at cost, 29 million shares            (605)         (605)
 Shares held by TWDC Stock Compensation Fund II,
  at cost--2.6 million shares                           (75)          --
                                                    -------       -------
                                                     22,995        20,975
                                                    -------       -------
                                                    $46,373       $43,679
                                                    =======       =======

            See Notes to Condensed Consolidated Financial Statements

                            THE WALT DISNEY COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            In millions (unaudited)

Three Months Ended December 31,                          1999    1998
------------------------------------------------------------------------
NET INCOME                                              $  315  $   622

OPERATING ITEMS NOT REQUIRING CASH OUTLAYS
 Amortization of film and television costs                 675      653
 Depreciation                                              230      207
 Amortization of intangibles                               226      108
 Gain on sale of Fairchild                                (243)     --
 Gain on sale of Starwave                                  --      (345)
 Minority interests                                         24       22
 Equity in Infoseek loss                                    41       84
 Other                                                      29       11

CHANGES IN ASSETS AND LIABILITIES                          287     (238)
                                                        ------  -------
                                                         1,269      502
                                                        ------  -------
CASH PROVIDED BY OPERATIONS                              1,584    1,124
                                                        ------  -------

INVESTING ACTIVITIES
 Dispositions                                              651      --
 Film and television costs                                (626)  (1,000)
 Investments in theme parks, resorts and other property   (454)    (347)
 Investment in Euro Disney                                 (91)     --
 Acquisitions (net of cash acquired)                        18     (120)
 Other                                                     (15)       2
                                                        ------  -------
                                                          (517)  (1,465)
                                                        ------  -------
FINANCING ACTIVITIES
 Commercial paper borrowings, net                          544      379
 Other borrowings                                          153    1,099
 Reduction of borrowings                                  (727)     (69)
 Dividends                                                (434)     --
 Repurchases of Disney common stock                        (75)     (19)
 Other                                                      50       18
                                                        ------  -------
                                                          (489)   1,408
                                                        ------  -------
Increase in cash and cash equivalents                      578    1,067
Cash and cash equivalents, beginning of period             414      127
                                                        ------  -------
Cash and cash equivalents, end of period                $  992  $ 1,194
                                                        ======  =======

            See Notes to Condensed Consolidated Financial Statements

                            THE WALT DISNEY COMPANY

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. These condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these condensed consolidated financial statements. The separate assets and liabilities of DVD Financing, Inc. have been consolidated herein and DVD Financing, Inc. has separate financial statements. Operating results for the quarter are not necessarily indicative of the results that may be expected for the year ending September 30, 2000. Certain reclassifications have been made in the fiscal 1999 financial statements to conform to the fiscal 2000 presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1999.

2. In November 1998, the Company acquired a 43% interest in Infoseek Corporation (Infoseek) in a transaction that, among other things, provided for the acquisition of the Company's subsidiary, Starwave Corporation (Starwave), by Infoseek. The Company recognized a $345 million non-cash gain on that transaction.

  On November 17, 1999, stockholders of the Company and Infoseek approved the Company's acquisition of the remaining interest in Infoseek that the Company did not already own.

  The acquisition was effected by the creation and issuance of a new class of common stock, called GO.com common stock, in exchange for outstanding Infoseek shares, at an exchange rate of 1.15 shares of GO.com for each Infoseek share. Upon consummation of the acquisition, the Company combined its Internet and direct marketing businesses with Infoseek to create a single Internet business called GO.com.

  Disney retains an interest of approximately 72% in GO.com. Former Infoseek stockholders own the remaining 28%. Effective November 18, 1999, shares of the Company's existing common stock were reclassified as Disney common stock, to track the financial performance of the Company's businesses other than GO.com, plus Disney's retained interest in GO.com.

  The acquisition has been accounted for as a purchase and the acquisition cost of $2.1 billion has been allocated to the assets acquired and liabilities assumed based on estimates of their respective fair values. Assets acquired totaled $130 million and liabilities assumed were $46 million. A total of approximately $2.0 billion, representing the excess of acquisition cost over the fair value of Infoseek's net assets, has been allocated to intangible assets, including goodwill of $1.9 billion, and is being amortized over two to nine years. The Company determined the economic useful life of acquired goodwill by giving consideration to the useful lives of Infoseek's identifiable intangible assets, including developed technology, trademarks, user base, joint venture agreements and in-place workforce. In addition, the Company considered the competitive environment and the rapid pace of technological change in the Internet industry.

  In November 1999, the Company sold Fairchild Publications which it had acquired as part of the 1996 acquisition of ABC, Inc., generating a pre-tax gain of $243 million.

                            THE WALT DISNEY COMPANY

  The Company's consolidated results of operations have incorporated Infoseek's activity, on a consolidated basis, from November 18, 1999 and Fairchild Publications' activity through the date of its disposal. The unaudited pro forma information below presents combined results of operations as if the Infoseek acquisition and Fairchild Publications disposition had occurred at the beginning of fiscal 1999. The unaudited pro forma information is not necessarily indicative of results of operations had the Infoseek acquisition and Fairchild Publications disposition occurred at the beginning of fiscal 1999, nor is it necessarily indicative of future results.

   Three Months Ended December 31,                   1999    1998
-------------------------------------------------------------------
   (unaudited; in millions, except per share data)
   Revenues                                         $6,942  $6,593
   Net income                                          250     248
   Diluted earnings (loss) per share
    Disney                                          $ 0.16  $ 0.15
    GO.com                                          $(1.73) $(1.52)

  Pro forma amounts exclude purchased in-process research and development expenditures of $23 million and $116 million in 1999 and 1998, respectively, and the Starwave gain in the December 1998 quarter.

3. During the quarter, the Company received net proceeds of $544 million from commercial paper activity and an additional $153 million through other financing arrangements having effective interest rates ranging from 5.96% to 6.02% and maturities in fiscal 2002 through 2007.

4. During 1998, the Company's Board of Directors decided to move to an annual, rather than quarterly, dividend policy to reduce costs and simplify payments to stockholders. During the quarter, the Company paid a dividend of $434 million ($0.21 per share) applicable to fiscal 1999.

5. Diluted earnings per share amounts are calculated using the treasury stock method and are based upon the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares are excluded from the computation in periods in which they would have an anti-dilutive effect. The difference between basic and diluted earnings per share is solely attributable to stock options, which are considered anti-dilutive when option exercise prices exceed the weighted average market price per share of common stock during the period. For the three months ended December 31, 1999 and 1998, options for 52 million and 26 million shares, respectively, were excluded from the Disney diluted earnings per share calculation. For the quarter ended December 31, 1999, all GO.com stock options were anti-dilutive and, accordingly, options for 11 million shares were excluded from the GO.com earnings per share calculation.

  Net loss per share attributed to GO.com reflects the results of operations after November 17, 1999, the date the Company acquired the remaining interest in Infoseek that it did not already own and first issued GO.com common stock, through December 31, 1999.

6. The Company repurchased 2.6 million shares of Disney common stock for approximately $75 million during the quarter. Under its share repurchase program, the Company is authorized to purchase up to an additional 396 million shares. The Company evaluates share repurchase decisions on an ongoing basis, taking into account borrowing capacity, management's target capital structure, and other investment opportunities.

                            THE WALT DISNEY COMPANY

7. Comprehensive income is as follows:

   Three Months Ended December 31,                           1999  1998
------------------------------------------------------------------------
   (unaudited, in millions)
   Net income                                                $315  $622
   Cumulative translation and other adjustments, net of tax    (7)   (8)
                                                             ----  ----
   Comprehensive income                                      $308  $614
                                                             ====  ====

8. The operating segments reported below are the segments of the Company for which separate financial information is available and for which operating income or loss amounts are evaluated regularly by executive management in deciding how to allocate resources and in assessing performance.

  During the current quarter, the Company completed the merger of television production activities of the Walt Disney Studios with those of the ABC Television Network. Accordingly, television production activities formerly reported in Studio Entertainment are now reported in the Media Networks segment. All prior-year amounts have been restated to reflect the current presentation.

   Three Months Ended December 31,      1999    1998
------------------------------------------------------
   (unaudited, in millions)
   Revenues:
    Media Networks                     $2,737  $2,308
                                       ------  ------
    Studio Entertainment
     Third parties                      1,575   1,753
     Intersegment                          24      20
                                       ------  ------
                                        1,599   1,773
                                       ------  ------
    Theme Parks & Resorts               1,577   1,442
                                       ------  ------
    Consumer Products
     Third parties                        941   1,018
     Intersegment                         (24)    (20)
                                       ------  ------
                                          917     998
                                       ------  ------
    GO.com                                102      76
                                       ------  ------
                                       $6,932  $6,597
                                       ======  ======
   Operating Income (Loss):
    Media Networks                     $  642  $  371
    Studio Entertainment                   23     143
    Theme Parks & Resorts                 363     343
    Consumer Products                     208     293
    GO.com                                (89)     (4)
    Amortization of intangible assets    (226)   (108)
                                       ------  ------
                                          921   1,038
    Gain on sale of Fairchild             243     --
    Gain on sale of Starwave              --      345
                                       ------  ------
                                       $1,164  $1,383
                                       ======  ======

                            THE WALT DISNEY COMPANY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SEASONALITY

  The Company's businesses are subject to the effects of seasonality. Consequently, the operating results for the quarter ended December 31, 1999 for each business segment, and for the Company as a whole, are not necessarily indicative of results to be expected for the full year.

  Media Networks revenues are influenced by advertiser demand and the seasonal nature of programming, and generally peak in the spring and fall.

  Studio Entertainment revenues fluctuate based upon the timing of theatrical motion picture and home video releases. Release dates for theatrical and home video products are determined by several factors, including timing of vacation and holiday periods and competition in the market.

  Theme Parks and Resorts revenues fluctuate with changes in theme park attendance and resort occupancy resulting from the nature of vacation travel. Peak attendance and resort occupancy generally occur during the summer months when school vacations occur and during early-winter and spring holiday periods.

  Consumer Products revenues are influenced by seasonal consumer purchasing behavior and the timing of animated theatrical releases.

  GO.com revenues for the Direct Marketing and Internet commerce businesses fluctuate as a result of seasonal consumer purchasing behavior, with a significant portion of annual revenues generated in the first quarter. Internet media revenues are influenced by advertiser demand and visitor traffic.

RESULTS OF OPERATIONS

  On November 4, 1999, the Company sold Fairchild Publications, which was acquired with its 1996 acquisition of ABC, Inc. On November 17, 1999, stockholders of the Company and Infoseek approved the Company's acquisition of the remaining interest in Infoseek that the Company did not already own. To enhance comparability, certain information for the current and prior period is presented on a pro forma basis, which assumes that these events had occurred at the beginning of fiscal 1999. The pro forma results are not necessarily indicative of the consolidated results that would have occurred had these events actually occurred at the beginning of fiscal 1999, nor are they necessarily indicative of future results.

  Pro forma operating income excludes purchased in-process research and development expenditures of $23 million and $73 million in 1999 and 1998, respectively.

                            THE WALT DISNEY COMPANY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)


Consolidated Results

                                          Pro Forma             As-Reported
                                   -------------------------- ----------------
Three Months Ended December 31,     1999     1998    % Change  1999     1998
-------------------------------------------------------------------------------
(unaudited, in millions)
Revenues                           $ 6,942  $ 6,593      5 %  $ 6,932  $ 6,597
Costs and expenses                  (5,790)  (5,475)    (6)%   (5,785)  (5,451)
Amortization of intangible assets     (344)    (334)    (3)%     (226)    (108)
Gain on sale of Fairchild              --       --     n/m        243      --
Gain on sale of Starwave               --       --     n/m        --       345
                                   -------  -------           -------  -------
Operating income                       808      784      3 %    1,164    1,383
Corporate and other activities           5      (23)   n/m          3      (38)
Equity in Infoseek loss                --       --     n/m        (41)     (84)
Net interest expense                  (193)    (162)   (19)%     (197)    (164)
                                   -------  -------           -------  -------
Income before income taxes and
 minority interests                    620      599      4 %      929    1,097
Income taxes                          (346)    (329)    (5)%     (590)    (453)
Minority interests                     (24)     (22)    (9)%      (24)     (22)
                                   -------  -------           -------  -------
Net income                         $   250  $   248      1 %  $   315  $   622
                                   =======  =======           =======  =======

  On a pro forma basis, net income for the quarter increased 1% to $250 million, driven by higher operating income and improvements in corporate and other activities, partially offset by higher net interest expense. Increased operating income reflected higher Media Networks and Theme Parks and Resorts results, partially offset by lower Studio Entertainment, Consumer Products and GO.com results and increased amortization of intangible assets. Corporate and other activities improved due to increased income from equity investments. Higher net interest expense reflected non-cash charges related to certain financial instruments and higher interest rates, partially offset by lower average debt balances.

  As previously noted, the Company completed its acquisition of Infoseek during the quarter (see Note 2 to the Condensed Consolidated Financial Statements). The acquisition resulted in a significant increase in intangible assets. Intangible assets are being amortized over periods ranging from two to nine years.

  The impact of amortization related to the November 1998 and November 1999 acquisitions is expected to be $682 million for the remaining nine months of fiscal 2000, $707 million in 2001, $658 million in 2002, $92 million in 2003 and $13 million over the remainder of the amortization period. The Company determined the economic useful life of acquired goodwill by giving consideration to the useful lives of Infoseek's identifiable intangible assets, including developed technology, trademarks, user base, joint venture agreements and in-place workforce. In addition, the Company considered the competitive environment and the rapid pace of technological change in the Internet industry.

  As noted above, the Company completed the sale of Fairchild Publications during the quarter. The sale resulted in a pre-tax gain of $243 million. Income taxes on the transaction largely offset the pre-tax gain.

  On an as-reported basis, net income decreased 49% and operating income decreased 16%. The as-reported results reflect the items described above, as well as the impact of the sale of Fairchild Publications and equity in Infoseek loss in the current quarter and the gain on the sale of Starwave

                            THE WALT DISNEY COMPANY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

and higher Infoseek equity losses in the prior year. The prior-year equity in Infoseek loss includes a charge for purchased in-process research and development expenditures of $44 million. Current-period as-reported operating income and net income also reflect increased amortization of intangible assets resulting from the Infoseek acquisition and a $23 million charge for purchased in-process research and development expenditures. The higher effective tax rate for the quarter reflects the income tax impact of the sale of Fairchild Publications.

Business Segment Results

                                         Pro Forma           As-Reported
                                   ------------------------ --------------
Three Months Ended December 31,     1999    1998   % Change  1999    1998
---------------------------------------------------------------------------
(unaudited, in millions)
Revenues:
 Media Networks                    $2,737  $2,308      19 % $2,737  $2,308
 Studio Entertainment               1,599   1,773     (10)%  1,599   1,773
 Theme Parks & Resorts              1,577   1,442       9 %  1,577   1,442
 Consumer Products                    903     958      (6)%    917     998
 GO.com                               126     112      13 %    102      76
                                   ------  ------           ------  ------
                                   $6,942  $6,593       5 % $6,932  $6,597
                                   ======  ======           ======  ======
Operating Income (Loss): (/1/)
 Media Networks                    $  642  $  371      73 % $  642  $  371
 Studio Entertainment                  23     143     (84)%     23     143
 Theme Parks & Resorts                363     343       6 %    363     343
 Consumer Products                    207     290     (29)%    208     293
 GO.com                               (83)    (29)   (186)%    (89)     (4)
 Amortization of intangible assets   (344)   (334)     (3)%   (226)   (108)
                                   ------  ------           ------  ------
                                      808     784       3 %    921   1,038
 Gain on sale of Fairchild            --      --               243     --
 Gain on sale of Starwave             --      --               --      345
                                   ------  ------           ------  ------
                                   $  808  $  784       3 % $1,164  $1,383
                                   ======  ======           ======  ======

(1) Segment results exclude intangible asset amortization and include depreciation as follows:

Media Networks                     $   34  $   31           $   34  $   31
Studio Entertainment                   15      16               15      16
Theme Parks & Resorts                 139     120              139     120
Consumer Products                      26      31               26      31
GO.com                                  7       5                5       2
                                   ------  ------           ------  ------
                                   $  221    $203           $  219  $  200
                                   ======  ======           ======  ======

                            THE WALT DISNEY COMPANY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

Media Networks

  The following table provides supplemental revenue and operating income detail for the Media Networks segment:

Three Months
Ended December
31,                 1999   1998  % Change
-----------------------------------------
(unaudited, in
millions)
Revenues:
 Broadcasting      $1,715 $1,515      13%
 Cable Networks     1,022    793      29%
                   ------ ------
                   $2,737 $2,308      19%
                   ====== ======
Operating Income:
 Broadcasting      $  345 $  148     133%
 Cable Networks       297    223      33%
                   ------ ------
                   $  642 $  371      73%
                   ====== ======

  Revenues increased 19%, or $429 million to $2.7 billion, driven by increases of $229 million at the Cable Networks and $200 million from Broadcasting. Cable Network revenue growth reflected growth at ESPN, driven by higher affiliate fees due to contractual rate increases and subscriber growth, as well as increased advertising revenues due to a strong advertising market. Increased Broadcasting revenues were driven by growth at the television network, radio network and stations and owned television stations. Increases at the television network were driven by a strong advertising market, the success of Who Wants to Be a Millionaire and improved ratings for Good Morning America. Increases at the owned television stations and the radio network and stations were driven by a strong advertising market.

  Operating income increased 73%, or $271 million to $642 million, reflecting increased Broadcasting and Cable Network revenues. Costs and expenses, which consist primarily of programming rights and amortization, production costs, distribution and selling expenses and labor costs, increased 8% or $158 million, driven by higher sports programming costs, principally related to National Football League (NFL) broadcasts.

  There has been a continuing decline in viewership at all major broadcast networks, including ABC, reflecting the growth in the cable industry's share of viewers. In addition, there have been continuing increases in the cost of sports and other programming.

  During the second quarter of 1998, the Company entered into a new agreement with the NFL for the right to broadcast NFL football games on the ABC Television Network and ESPN. The contract provides for total payments of approximately $9 billion over an eight-year period, commencing with the 1998 season. Under the terms of the contract, the NFL has the right to cancel the contract after five years. The programming rights fees under the new contract are significantly higher than those required by the previous contract and the fee increases exceed the estimated revenue increases over the contract term. The higher fees under the new contract reflect various factors, including increased competition for sports programming rights and an increase in the number of games to be broadcast by ESPN. The Company continues to pursue a variety of strategies, including marketing efforts, to reduce the impact of the higher costs. The contract's impact on the Company's results over the remaining contract term is dependent upon a number of factors, including the strength of advertising markets, effectiveness of marketing efforts and the size of viewer audiences.

  The cost of the NFL contract is charged to expense based on the ratio of each period's gross revenues to estimated total gross revenues over the non-cancelable contract period. Estimates of total

                            THE WALT DISNEY COMPANY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

gross revenues can change significantly and, accordingly, they are reviewed periodically and amortization is adjusted if necessary. Such adjustments could have a material effect on results of operations in future periods.

  The Company has investments in cable operations that are accounted for as unconsolidated equity investments. The table below presents "Operating Income from Cable Television Activities," which comprise the Cable Networks and the Company's cable equity investments:

   Three Months Ended December 31,                    1999   1998   % Change
----------------------------------------------------------------------------
   (unaudited, in millions)
   Operating Income:
    Cable Networks                                    $ 297  $ 223     33 %

    Equity Investments:
     A&E, Lifetime and E! Entertainment Television      150    102     47 %
     Other                                               18     17      6 %
                                                      -----  -----
   Operating Income from Cable Television Activities    465    342     36 %
   Partner Share of Operating Income                   (149)  (100)   (49)%
                                                      -----  -----
   Disney Share of Operating Income                   $ 316  $ 242     31 %
                                                      =====  =====

  Note: Operating Income from Cable Television Activities presented in this table represents 100% of both the Company's owned cable businesses and its cable equity investees. The Disney Share of Operating Income represents the Company's ownership interest in cable television operating income. Cable Networks are reported in "Operating income" in the Condensed Consolidated Statements of Income. Equity Investments are accounted for under the equity method and the Company's proportionate share of the net income of its cable equity investments is reported in "Corporate and other activities" in the Condensed Consolidated Statements of Income.

  The Company believes that Operating Income from Cable Television Activities provides additional information useful in analyzing the underlying business results. However, Operating Income from Cable Television Activities is a non-GAAP financial metric and should be considered in addition to, not as a substitute for, reported operating income.

  The Company's share of Cable Television Operating Income increased 31% or $74 million to $316 million, driven by growth at the Cable Networks and increased advertising revenues at E! Entertainment Television, Lifetime Television and The History Channel.

Studio Entertainment

  Revenues decreased 10%, or $174 million to $1.6 billion, driven by declines of $182 million in worldwide home video and $70 million in domestic theatrical motion picture distribution, partially offset by growth of $79 million in international theatrical motion picture distribution. Worldwide home video revenues reflected fewer unit sales in the current year, as the prior year included the successful domestic release of Lion King II: Simba's Pride and the international release of The Little Mermaid. In domestic theatrical motion picture distribution, the success of Toy Story 2 faced difficult comparisons to the prior year, which included The Waterboy, A Bug's Life and Enemy of the State. Growth in international theatrical motion picture distribution reflected the performance of Tarzan, The Sixth Sense and Runaway Bride.

                            THE WALT DISNEY COMPANY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

  Operating income decreased 84%, or $120 million to $23 million, reflecting declines in worldwide home video and domestic theatrical motion picture distribution, partially offset by growth in international theatrical motion picture distribution. Costs and expenses, which consist primarily of production cost amortization, distribution and selling expenses, product costs, labor and leasehold expenses, decreased 3% or $54 million. Domestic home video distribution, amortization and participation costs decreased due to a reduction in videotape unit sales, while selling expenses increased due to the current quarter promotion of classic animated DVD titles.

  Increases in production and participation costs are reflective of industry trends: as competition for creative talent has increased, costs within the industry have increased at a rate significantly higher than inflation.

Theme Parks and Resorts

  Revenues increased 9%, or $135 million to $1.6 billion, driven by growth of $89 million at the Walt Disney World Resort reflecting increased guest spending, growth in occupied room nights and record theme park attendance; $28 million at Disney Cruise Line reflecting a full quarter of operations from both cruise ships, the Disney Magic and the Disney Wonder, compared to just the Disney Magic in the prior year; and increased guest spending at Disneyland. These gains were partially offset by lower attendance at Disneyland, which was driven by softness in international visitation. Increased guest spending and record attendance at the Walt Disney World Resort were driven by the ongoing Millennium Celebration. Higher occupied room nights reflected the addition of the All Star Movies Resort, which opened in the second quarter of the prior year.

  Operating income increased 6%, or $20 million to $363 million, driven by revenue growth at the Walt Disney World Resort, improved results at Disney Cruise Line and higher guest spending at Disneyland, partially offset by lower attendance at Disneyland. Costs and expenses, which consist principally of labor, costs of merchandise, food and beverages sold, depreciation, repairs and maintenance, entertainment and marketing and sales expenses, increased 10% or $115 million. Increased operating costs were driven by higher theme park attendance and the Millennium Celebration at the Walt Disney World Resort, and Disney Cruise Line operations.

Consumer Products

  Pro forma revenues decreased 6%, or $55 million to $903 million, driven by declines of $80 million in worldwide merchandise licensing and publishing, partially offset by growth of $18 million at Disney Interactive and $14 million at the Disney Stores. Lower merchandise licensing revenues were primarily attributable to declines domestically and in Europe and Latin America. Lower publishing revenues were primarily attributable to softness in Europe. Disney Interactive revenues increased due to the successful release of the Who Wants to Be a Millionaire video game and the Toy Story 2 action game. Disney Store revenues increased due to continued worldwide expansion.

  On an as-reported basis, revenues decreased $81 million or 8%, reflecting the items described above, as well as the impact of the disposition of Fairchild Publications in the current quarter.

  Pro forma operating income decreased 29%, or $83 million to $207 million, reflecting declines in worldwide merchandise licensing and publishing, partially offset by improvements at Disney Interactive. Costs and expenses, which consist primarily of labor, product costs, including product development costs, distribution and selling expenses and leasehold expenses, increased 4% or $28 million. Cost increases at the Disney Stores, driven by the addition of new stores, and inventory liquidation efforts offset revenue growth. Disney Interactive costs increased due to the higher sales volume during the current period.

                            THE WALT DISNEY COMPANY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

  On an as-reported basis, operating income decreased $85 million or 29%, reflecting the items described above, as well as the impact of the disposition of Fairchild Publications in the current quarter.

GO.com

  Pro forma revenues increased 13%, or $14 million to $126 million, driven by an increase of $23 million in Internet revenues, partially offset by a $9 million decrease in Direct Marketing revenues. Internet revenue growth reflected strong holiday-season sales at DisneyStore.com and activity at toysmart.com, which was acquired in the fourth quarter of 1999, and increased advertising revenues, reflecting increased demand and online site traffic. Lower Direct Marketing revenues were due, in part, to lower customer response to catalog mailings during the quarter.

  On an as-reported basis, revenues increased $26 million or 33%. As-reported revenues include Infoseek activity beginning November 18, 1999.

  Pro forma operating loss increased 186%, or $54 million to $83 million, reflecting increased costs and expenses, partially offset by higher Internet revenues. Costs and expenses, which consist primarily of cost of revenues, sales and marketing costs, other operating expenses and depreciation expense increased 48% or $68 million. Higher costs and expenses were driven by continued investment in Internet operations and infrastructure and increased sales and marketing costs.

  On an as-reported basis, operating loss was $89 million. Increased operating losses reflect increased investment in Web site operations as well as losses from Infoseek, whose results were consolidated with GO.com beginning November 18, 1999.

  Costs and expenses for the remainder of the year are expected to reflect continued investment in infrastructure and new initiatives and incremental marketing and sales expenditures.

FINANCIAL CONDITION

  For the quarter ended December 31, 1999, cash provided by operations increased $460 million to $1.6 billion, driven by decreased tax payments and higher amortization of television broadcast rights, relative to cash payments.

  During the quarter, the Company invested $626 million to develop, produce and acquire rights to film and television properties, a decrease of $374 million, primarily due to a $310 million payment related to the acquisition of a film library in the prior year.

  During the quarter, the Company invested $454 million in theme parks, resorts and other properties. These expenditures reflected continued expansion activities related to Disney's California Adventure and certain resort facilities at the Walt Disney World Resort.

  During the quarter, the Company invested $91 million in Euro Disney to maintain its 39% ownership interest after a Euro Disney equity rights offering, the proceeds of which will be used to fund construction of a new theme park.

  Total commitments to purchase broadcast programming approximated $13.5 billion at December 31, 1999, including approximately $7.4 billion related to NFL programming. Substantially all of this amount is payable over the next six years.

  The Company expects the ABC Television Network, ESPN and the Company's television and radio stations to continue to enter into programming commitments to purchase the broadcast rights for various feature films, sports and other programming.

                            THE WALT DISNEY COMPANY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)


  During the quarter, the Company received $544 million from net commercial paper activity and $153 million from other financing arrangements. Commercial paper borrowings outstanding as of December 31, 1999 totaled $2.3 billion, with maturities of up to one year, supported by bank facilities totaling $4.8 billion, which expire in one to three years and allow for borrowings at various interest rates. The Company also has the ability to borrow under a U.S. shelf registration statement and a euro medium-term note program, which collectively permit the issuance of up to approximately $3.7 billion of additional debt.

  The Company acquires shares of its stock on an ongoing basis and is authorized as of December 31, 1999 to purchase up to an additional 396 million shares. During the quarter, a subsidiary of the Company acquired approximately
2.6 million shares of Disney common stock for approximately $75 million. The Company also used $434 million to fund dividend payments during the quarter.

  The Company believes that its financial condition is strong and that its cash, other liquid assets, operating cash flows, access to equity capital markets and borrowing capacity, taken together, provide adequate resources to fund ongoing operating requirements and future capital expenditures related to the expansion of existing businesses and development of new projects.

OTHER MATTERS

  During the quarter the Company completed its efforts to minimize the risk of disruption from the "year 2000 (Y2K) problem." This problem is a result of computer programs having been written using two digits (rather than four) to define the applicable year. The Company's overall plan to address the Y2K problem is described more fully in its 1999 Annual Report on Form 10-K. Total expenditures related to the Y2K project were approximately $260 million, of which approximately $140 million was capitalized.

  The Company has experienced no significant problems related to Y2K.

FORWARD LOOKING STATEMENTS

  The Private Securities Litigation Reform Act of 1995 (the Act) provides a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or oral statements that the Company believes are "forward-looking," including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to the Company's stockholders. The Company believes that all statements that express expectations and projections with respect to future matters, including the launching or prospective development of new business initiatives; anticipated motion picture or television releases; Internet or theme park and resort projects; and Y2K remediation efforts, are forward-looking statements within the meaning of the Act. These statements are made on the basis of management's views and assumptions, as of the time the statements are made, regarding future events and business performance. There can be no assurance, however, that management's expectations will necessarily come to pass.

  Factors that may affect forward-looking statements. For an enterprise as large and complex as the Company, a wide range of factors could materially affect future developments and performance. A list of such factors is set forth in the Company's Annual Report on Form 10-K for the year ended September 30, 1999 under the heading "Factors that may affect forward-looking statements."

                                                                        ANNEX II


                              (DISNEY LOGO HERE)


                                     DISNEY

                    CONDENSED COMBINED FINANCIAL INFORMATION

                                    DISNEY

                    CONDENSED COMBINED STATEMENTS OF INCOME
                In millions, except per share data (unaudited)

Three Months Ended
December 31,               1999     1998
-------------------------------------------
Revenues                  $ 6,830  $ 6,521
Costs and expenses         (5,594)  (5,371)
Amortization of
 intangible assets           (111)    (108)
Gain on sale of
 Fairchild                    243      --
                          -------  -------
Operating income            1,368    1,042
Corporate and other
 activities                     5      (21)
Net interest expense         (195)    (163)
                          -------  -------
Income before income
 taxes, minority
 interests and
 retained interest in
 GO.com                     1,178      858
Income taxes                 (629)    (366)
Minority interests            (31)     (22)
                          -------  -------
Income before retained
 interest in GO.com           518      470
Net (loss) income
 related to retained
 interest in GO.com(/1/)     (162)     152
                          -------  -------
Net income                $   356  $   622
                          =======  =======
Earnings per share:
  Diluted                 $  0.17  $  0.30
                          =======  =======
  Basic                   $  0.17  $  0.30
                          =======  =======
Average number of common
 and common equivalent
 shares outstanding:
  Diluted                   2,081    2,076
                          =======  =======
  Basic                     2,064    2,050
                          =======  =======

--------
(1) Net (loss) income related to retained interest in GO.com includes 100% of GO.com's losses through November 17, 1999, and approximately 72% thereafter.


             See Notes to Condensed Combined Financial Statements

                                     DISNEY

                       CONDENSED COMBINED BALANCE SHEETS
                            In millions (unaudited)

                                                  December 31, September 30,
                                                      1999         1999
----------------------------------------------------------------------------
ASSETS

Current Assets
 Cash and cash equivalents                          $   986       $   408
 Receivables                                          4,347         3,615
 Inventories                                            697           752
 Film and television costs                            4,205         4,071
 Deferred income taxes                                  590           598
 Other assets                                           814           666
                                                    -------       -------
  Total current assets                               11,639        10,110
Loan receivable from GO.com                             --             19
Film and television costs                             2,338         2,489
Investments                                           2,006         1,929
Retained interest in GO.com                           1,704           371
Theme parks, resorts and other property, at cost
 Attractions, buildings and equipment                15,901        15,815
 Accumulated depreciation                            (6,377)       (6,201)
                                                    -------       -------
                                                      9,524         9,614
 Projects in progress                                 1,497         1,266
 Land                                                   444           425
                                                    -------       -------
                                                     11,465        11,305
Intangible assets, net                               15,173        15,631
Other assets                                          1,308         1,509
                                                    -------       -------
                                                    $45,633       $43,363
                                                    =======       =======

LIABILITIES AND GROUP EQUITY
Current Liabilities
 Accounts and taxes payable and other accrued
  liabilities                                       $ 5,159       $ 4,497
 Current portion of borrowings                        2,453         2,387
 Unearned royalties and other advances                  700           698
                                                    -------       -------
  Total current liabilities                           8,312         7,582
Loan payable to GO.com                                   80           --
Borrowings                                            9,091         9,187
Deferred income taxes                                 2,733         2,602
Other long term liabilities, unearned royalties
 and other advances                                   2,746         2,711
Minority interests                                      336           306
Group equity                                         22,335        20,975
                                                    -------       -------
                                                    $45,633       $43,363
                                                    =======       =======

              See Notes to Condensed Combined Financial Statements

                                     DISNEY

                  CONDENSED COMBINED STATEMENTS OF CASH FLOWS
                            In millions (unaudited)

Three Months Ended December 31,                           1999    1998
-----------------------------------------------------------------------
NET INCOME                                              $  356  $  622
OPERATING ITEMS NOT REQUIRING CASH OUTLAYS
 Amortization of film and television costs                 675     653
 Depreciation                                              225     205
 Amortization of intangibles                               111     108
 Gain on sale of Fairchild                                (243)    --
 Minority interests                                         31      22
 Retained interest in GO.com                               162    (152)
 Other                                                       5      (4)

CHANGES IN ASSETS AND LIABILITIES                          269    (288)
                                                        ------  ------
                                                         1,235     544
                                                        ------  ------
CASH PROVIDED BY OPERATIONS                              1,591   1,166
                                                        ------  ------
INVESTING ACTIVITIES
 Dispositions                                              651     --
 Film and television costs                                (626) (1,000)
 Investments in theme parks, resorts and other property   (446)   (344)
 Investment in Euro Disney                                 (91)    --
 Acquisitions (net of cash acquired)                       --      (43)
 Other                                                      (2)      2
                                                        ------  ------
                                                         (514)  (1,385)
                                                        ------  ------
FINANCING ACTIVITIES
 Commercial paper borrowings, net                          544     379
 Other borrowings                                          150   1,099
 Reduction of borrowings                                  (726)    (69)
 Capital contributions to GO.com                           (22)   (117)
 Borrowings from GO.com                                     19     --
 Dividends                                                (434)    --
 Repurchases of Disney common stock                        (75)    (19)
 Exercise of stock options and other                        45      18
                                                        ------  ------
                                                         (499)   1,291
                                                        ------  ------
Increase in cash and cash equivalents                      578   1,072
Cash and cash equivalents, beginning of period             408     119
                                                        ------  ------
Cash and cash equivalents, end of period                $  986  $1,191
                                                        ======  ======



              See Notes to Condensed Combined Financial Statements

                                    DISNEY

               NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS

1. These condensed combined financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these condensed combined financial statements. Operating results for the quarter are not necessarily indicative of the results that may be expected for the year ending September 30, 2000. Certain reclassifications have been made in the fiscal 1999 financial statements to conform to the fiscal 2000 presentation. For further information, refer to the consolidated financial statements and footnotes thereto for the Company included in its Annual Report on Form 10-K for the year ended September 30, 1999, as well as the combined financial statements and footnotes thereto for Disney for the year ended September 30, 1998, included in the joint proxy statement/prospectus of The Walt Disney Company and Infoseek Corporation, filed on Form S-4 dated September 30, 1999.

2. In November 1998, the Company acquired a 43% interest in Infoseek Corporation (Infoseek) in a transaction that, among other things, provided for the acquisition of the Company's subsidiary, Starwave Corporation (Starwave), by Infoseek. The Company recognized a $345 million non-cash gain on that transaction.

  On November 17, 1999, stockholders of the Company and Infoseek approved the Company's acquisition of the remaining interest in Infoseek that the Company did not already own.

  The acquisition was effected by the creation and issuance of a new class of common stock, called GO.com common stock, in exchange for outstanding Infoseek shares, at an exchange rate of 1.15 shares of GO.com for each Infoseek share. Upon consummation of the acquisition, the Company combined its Internet and direct marketing businesses with Infoseek to create a single Internet business called GO.com.

  Disney retains an interest of approximately 72% in GO.com. Former Infoseek stockholders own the remaining 28%. Effective November 18, 1999, shares of the Company's existing common stock were reclassified as Disney common stock, to track the financial performance of the Company's businesses other than GO.com, plus Disney's retained interest in GO.com.

  The acquisition has been accounted for as a purchase and the acquisition cost of $2.1 billion has been allocated to the assets acquired and liabilities assumed based on estimates of their respective fair values. Assets acquired totaled $130 million and liabilities assumed were $46 million. A total of approximately $2.0 billion, representing the excess of acquisition cost over the fair value of Infoseek's net assets, has been allocated to intangible assets, including goodwill of $1.9 billion, and is being amortized over two to nine years. The Company determined the economic useful life of acquired goodwill by giving consideration to the useful lives of Infoseek's identifiable intangible assets, including developed technology, trademarks, user base, joint venture agreements and in-place workforce. In addition, the Company considered the competitive environment and the rapid pace of technological change in the Internet industry. Disney's interest in Infoseek intangible assets is included in the retained interest in GO.com in the condensed combined balance sheet.

  In November 1999, the Company sold Fairchild Publications, which it had acquired as part of the 1996 acquisition of ABC, Inc., generating a pre-tax gain of $243 million.

  Disney's combined results of operations have incorporated Infoseek's activity from November 18, 1999 and Fairchild Publications' activity through the date of its disposal. The unaudited pro forma

                                    DISNEY
information below presents combined results of operations as if the Infoseek acquisition and Fairchild Publications disposition had occurred at the beginning of fiscal 1999. The unaudited pro forma information is not necessarily indicative of results of operations had the Infoseek acquisition and Fairchild Publications disposition occurred at the beginning of fiscal 1999, nor is it necessarily indicative of future results.

   Three Months Ended
   December 31,                 1999   1998
  ------------------------------------------
   (unaudited; in millions, except per
   share data)
   Revenues                    $6,816 $6,481
   Net income                     324    314
   Diluted earnings per share  $ 0.16 $ 0.15

  Pro forma amounts exclude the impact of purchased in-process research and development expenditures of $23 million and $116 million in 1999 and 1998, respectively, and the Starwave gain in the December 1998 quarter.

3. During the quarter, Disney received net proceeds of $544 million from commercial paper activity and an additional $150 million through other financing arrangements having effective interest rates ranging from 5.96% to 6.02% and maturities in fiscal 2002 through 2007.

4. During 1998, the Company's Board of Directors decided to move to an annual, rather than quarterly, dividend policy to reduce costs and simplify payments to stockholders. During the quarter, the Company paid a dividend of $434 million ($0.21 per share) applicable to fiscal 1999.

5. Diluted earnings per share amounts are calculated using the treasury stock method and are based upon the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares are excluded from the computation in periods in which they would have an anti-dilutive effect. The difference between basic and diluted earnings per share is solely attributable to stock options, which are considered anti-dilutive when option exercise prices exceed the weighted average market price per share of common stock during the period. For the three months ended December 31, 1999 and 1998, options for 52 million and 26 million shares, respectively, were excluded from the diluted earnings per share calculation.

6. The Company repurchased 2.6 million shares of Disney common stock for approximately $75 million during the quarter. Under its share repurchase program, the Company is authorized to purchase up to an additional 396 million shares. The Company evaluates share repurchase decisions on an ongoing basis, taking into account borrowing capacity, management's target capital structure, and other investment opportunities.

7. Comprehensive income is as follows:

   Three Months Ended December 31,                           1999  1998
  ----------------------------------------------------------------------
   (unaudited, in millions)
   Net income                                                $356  $622
   Cumulative translation and other adjustments, net of tax    (4)   (8)
                                                             ----  ----
   Comprehensive income                                      $352  $614
                                                             ====  ====

8. The operating segments reported below are the segments of Disney for which separate financial information is available and for which operating income or loss amounts are evaluated regularly by executive management in deciding how to allocate resources and in assessing performance.

                                     DISNEY

During the current quarter, Disney completed the merger of television production activities of the Walt Disney Studios with those of the ABC Television Network. Accordingly, television production activities formerly reported in Studio Entertainment are now reported in the Media Networks segment. All prior-year amounts have been restated to reflect the current presentation.

   Three Months Ended December 31,      1999    1998
  ----------------------------------------------------
   (unaudited, in millions)
   Revenues:
    Media Networks                     $2,737  $2,308
                                       ------  ------
    Studio Entertainment
     Third parties                      1,575   1,753
     Intersegment                          24      20
                                       ------  ------
                                        1,599   1,773
                                       ------  ------
    Theme Parks & Resorts               1,577   1,442
                                       ------  ------
    Consumer Products
     Third parties                        941   1,018
     Intersegment                         (24)    (20)
                                       ------  ------
                                          917     998
                                       ------  ------
                                       $6,830  $6,521
                                       ======  ======
   Operating Income:
    Media Networks                     $  642  $  371
    Studio Entertainment                   23     143
    Theme Parks & Resorts                 363     343
    Consumer Products                     208     293
    Amortization of intangible assets    (111)   (108)
                                       ------  ------
                                        1,125   1,042
    Gain on sale of Fairchild             243     --
                                       ------  ------
                                       $1,368  $1,042
                                       ======  ======

                                    DISNEY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SEASONALITY

  Disney's businesses are subject to the effects of seasonality. Consequently, the operating results for the quarter ended December 31, 1999 for each business segment, and for Disney as a whole, are not necessarily indicative of results to be expected for the full year.

  Media Networks revenues are influenced by advertiser demand and the seasonal nature of programming, and generally peak in the spring and fall.

  Studio Entertainment revenues fluctuate based upon the timing of theatrical motion picture and home video releases. Release dates for theatrical and home video products are determined by several factors, including timing of vacation and holiday periods and competition in the market.

  Theme Parks and Resorts revenues fluctuate with changes in theme park attendance and resort occupancy resulting from the nature of vacation travel. Peak attendance and resort occupancy generally occur during the summer months when school vacations occur and during early-winter and spring holiday periods.

  Consumer Products revenues are influenced by seasonal consumer purchasing behavior and the timing of animated theatrical releases.

RESULTS OF OPERATIONS

  On November 4, 1999 the Company sold Fairchild Publications, which was acquired with its 1996 acquisition of ABC, Inc. On November 17, 1999 stockholders of the Company and Infoseek approved the Company's acquisition of the remaining interest in Infoseek that the Company did not already own. As more fully discussed in Note 2 to the Condensed Combined Financial Statements, the acquisition resulted in the creation of GO.com, which comprises all of Disney and Infoseek's Internet businesses, as well as Disney's direct marketing operations. The Company now separately reports operating results for GO.com and Disney, which comprises the Company's businesses other than GO.com, plus Disney's retained interest of approximately 72% in GO.com.

  To enhance comparability, certain information for the current and prior period is presented on a pro forma basis, which assumes that these events had occurred at the beginning of fiscal 1999. The pro forma results are not necessarily indicative of the combined results that would have occurred had these events actually occurred at the beginning of fiscal 1999, nor are they necessarily indicative of future results.

  Pro forma net loss related to Disney's retained interest in GO.com excludes the impact of GO.com purchased in-process research and development expenditures of $23 million and $116 million in 1999 and 1998, respectively.

                                    DISNEY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)


Combined Results

                                                        Pro Forma             As-Reported
                                                 ---------------------      ----------------
        Three Months Ended December 31,           1999     1998    % Change  1999     1998
---------------------------------------------------------------------------------------------
(unaudited; in millions, except per share data)
Revenues                                         $ 6,816  $ 6,481      5 %  $ 6,830  $ 6,521
Costs and expenses                                (5,581)  (5,334)    (5)%   (5,594)  (5,371)
Amortization of intangible assets                   (111)    (107)    (4)%     (111)    (108)
Gain on sale of Fairchild                            --       --     n/m        243      --
                                                 -------  -------           -------  -------
Operating income                                   1,124    1,040      8 %    1,368    1,042
Corporate and other activities                         7      (21)   133 %        5      (21)
Net interest expense                                (193)    (163)   (18)%     (195)    (163)
                                                 -------  -------           -------  -------
Income before income taxes,
 minority interests and retained
 interest in GO.com                                  938      856     10 %    1,178      858
Income taxes                                        (392)    (352)   (11)%     (629)    (366)
Minority interests                                   (31)     (22)   (41)%      (31)     (22)
                                                 -------  -------           -------  -------
Income before retained interest in
 GO.com                                              515      482      7 %      518      470
Net (loss) income related to
 retained interest in GO.com:                       (191)    (168)   (14)%     (162)     152
                                                 -------  -------           -------  -------
Net income                                       $   324  $   314      3 %  $   356  $   622
                                                 =======  =======           =======  =======
Earnings per share:
  Diluted                                        $  0.16  $  0.15      7 %  $  0.17  $  0.30
                                                 =======  =======           =======  =======
  Basic                                          $  0.16  $  0.15      7 %  $  0.17  $  0.30
                                                 =======  =======           =======  =======
Earnings per share excluding
 retained interest in GO.com:
  Diluted                                        $  0.25  $  0.23      9 %  $  0.25  $  0.23
                                                 =======  =======           =======  =======
  Basic                                          $  0.25  $  0.24      4 %  $  0.25  $  0.23
                                                 =======  =======           =======  =======
Average number of common and
 common equivalent shares
 outstanding:
  Diluted                                          2,081    2,076             2,081    2,076
                                                 =======  =======           =======  =======
  Basic                                            2,064    2,050             2,064    2,050
                                                 =======  =======           =======  =======

  On a pro forma basis, net income for the quarter increased 3% to $324 million and diluted earnings per share increased 7% to $ 0.16, driven by increased operating income and improved Corporate and other activities, partially offset by higher net interest expense, increased net loss related to the retained interest in GO.com and increased minority interests. Excluding the retained interest in GO.com, net income and diluted earnings per share increased 7% and 9% to $515 million and $0.25, respectively. Increased operating income reflected higher Media Networks and Theme Parks and Resorts results, partially offset by lower Studio Entertainment and Consumer Products results. Corporate and other activities improved due to increased income from equity investments. Higher net interest expense reflected non-cash charges related to certain financial instruments and higher interest rates, partially offset by lower average debt balances. The increase in net loss related to the retained interest in

                                     DISNEY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

GO.com reflects higher costs and expenses at GO.com, driven by continued investment in Internet operations and infrastructure and increased sales and marketing costs, partially offset by revenue growth.

  As previously noted, the Company completed its acquisition of Infoseek during the quarter (see Note 2 to the Condensed Combined Financial Statements). The acquisition resulted in a significant increase in intangible assets at GO.com. Disney's retained interest in GO.com reflects the impact of this amortization. Acquired intangible assets are being amortized over periods ranging from two to nine years.

  The impact of amortization related to the November 1998 and November 1999 acquisitions is expected to be $682 million for the remaining nine months of fiscal 2000, $707 million in 2001, $658 million in 2002, $92 million in 2003 and $13 million over the remainder of the amortization period. The Company determined the economic useful life of acquired goodwill by giving consideration to the useful lives of Infoseek's identifiable intangible assets, including developed technology, trademarks, user base, joint venture agreements and in-place workforce. In addition, the Company considered the competitive environment and the rapid pace of technological change in the Internet industry.

   As noted above, the Company completed the sale of Fairchild Publications during the quarter. The sale resulted in a pre-tax gain of $243 million. Income taxes on the transaction largely offset the pre-tax gain.

   On an as-reported basis, net income decreased 43% to $356 million and operating income increased 31% to $1.4 billion. As-reported results reflect the items discussed above, as well as the impact of the sale of Fairchild Publications in the current quarter and the impact of the Infoseek acquisition on the retained interest in GO.com. Retained interest in GO.com reflects a gain on the sale of Starwave of $345 million in the prior-year quarter and Infoseek losses and incremental amortization of acquired intangible assets in the current quarter. The higher effective tax rate for the quarter reflects the income tax impact of the sale of Fairchild Publications.

                                     DISNEY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

Business Segment Results

                                         Pro Forma           As-Reported
                                   -------------------      --------------
Three Months Ended December 31,     1999    1998   % Change  1999    1998
---------------------------------------------------------------------------
(unaudited, in millions)
Revenues:
 Media Networks                    $2,737  $2,308     19 %  $2,737  $2,308
 Studio Entertainment               1,599   1,773    (10)%   1,599   1,773
 Theme Parks & Resorts              1,577   1,442      9 %   1,577   1,442
 Consumer Products                    903     958     (6)%     917     998
                                   ------  ------           ------  ------
                                   $6,816  $6,481      5 %  $6,830  $6,521
                                   ======  ======           ======  ======
Operating Income (Loss)(/1/):
 Media Networks                    $  642  $  371     73 %  $  642  $  371
 Studio Entertainment                  23     143    (84)%      23     143
 Theme Parks & Resorts                363     343      6 %     363     343
 Consumer Products                    207     290    (29)%     208     293
 Amortization of intangible assets   (111)   (107)    (4)%    (111)   (108)
                                   ------  ------           ------  ------
                                    1,124   1,040      8 %   1,125   1,042
 Gain on sale of Fairchild            --      --     n/m       243     --
                                   ------  ------           ------  ------
                                   $1,124  $1,040      8 %  $1,368  $1,042
                                   ======  ======           ======  ======

(1) Segment results exclude intangible asset amortization and include depreciation as follows:


  Media Networks                   $   34  $   31           $   34  $   31
  Studio Entertainment                 15      16               15      16
  Theme Parks & Resorts               139     120              139     120
  Consumer Products                    26      31               26      31
                                   ------  ------           ------  ------
                                   $  214  $  198           $  214  $  198
                                   ======  ======           ======  ======

Media Networks

  The following table provides supplemental revenue and operating income detail for the Media Networks segment:

Three Months
Ended December
31,                 1999   1998  % Change
-----------------------------------------
(unaudited, in
millions)
Revenues:
 Broadcasting      $1,715 $1,515    13%
 Cable Networks     1,022    793    29%
                   ------ ------
                   $2,737 $2,308    19%
                   ====== ======
Operating Income:
 Broadcasting      $  345 $  148   133%
 Cable Networks       297    223    33%
                   ------ ------
                     $642 $  371    73%
                   ====== ======

                                     DISNEY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

  Revenues increased 19%, or $429 million to $2.7 billion, driven by increases of $229 million at the Cable Networks and $200 million from Broadcasting. Cable Network revenue growth reflected growth at ESPN, driven by higher affiliate fees due to contractual rate increases and subscriber growth, as well as increased advertising revenues due to a strong advertising market. Increased Broadcasting revenues were driven by growth at the television network, radio network and stations and owned television stations. Increases at the television network were driven by a strong advertising market, the success of Who Wants to Be a Millionaire and improved ratings for Good Morning America. Increases at the owned television stations and the radio network and stations were driven by a strong advertising market.

  Operating income increased 73%, or $271 million to $642 million, reflecting increased Broadcasting and Cable Network revenues. Costs and expenses, which consist primarily of programming rights and amortization, production costs, distribution and selling expenses and labor costs, increased 8% or $158 million, driven by higher sports programming costs, principally related to National Football League (NFL) broadcasts.

  There has been a continuing decline in viewership at all major broadcast networks, including ABC, reflecting the growth in the cable industry's share of viewers. In addition, there have been continuing increases in the cost of sports and other programming.

  During the second quarter of 1998, the Company entered into a new agreement with the NFL for the right to broadcast NFL football games on the ABC Television Network and ESPN. The contract provides for total payments of approximately $9 billion over an eight-year period, commencing with the 1998 season. Under the terms of the contract, the NFL has the right to cancel the contract after five years. The programming rights fees under the new contract are significantly higher than those required by the previous contract and the fee increases exceed the estimated revenue increases over the contract term. The higher fees under the new contract reflect various factors, including increased competition for sports programming rights and an increase in the number of games to be broadcast by ESPN. The Company continues to pursue a variety of strategies, including marketing efforts, to reduce the impact of the higher costs. The contract's impact on the Company's results over the remaining contract term is dependent upon a number of factors, including the strength of advertising markets, effectiveness of marketing efforts and the size of viewer audiences.

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

                                    DISNEY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

  The Company has investments in cable operations that are accounted for as unconsolidated equity investments. The table below presents "Operating Income from Cable Television Activities," which comprise the Cable Networks and the Company's cable equity investments:

Three Months Ended December 31,                    1999   1998   % Change
-------------------------------------------------------------------------
(unaudited, in millions)
Operating Income:
 Cable Networks                                    $ 297  $ 223     33 %
 Equity Investments:
  A&E, Lifetime and E! Entertainment Television      150    102     47 %
  Other                                               18     17      6 %
                                                   -----  -----
Operating Income from Cable Television Activities    465    342     36 %
Partner Share of Operating Income                   (149)  (100)   (49)%
                                                   -----  -----
Disney Share of Operating Income                   $ 316  $ 242     31 %
                                                   =====  =====

  Note: Operating Income from Cable Television Activities presented in this table represents 100% of both Disney's owned cable businesses and its cable equity investees. The Disney Share of Operating Income represents Disney's ownership interest in cable television operating income. Cable Networks are reported in "Operating income" in the Condensed Combined Statements of Income. Equity Investments are accounted for under the equity method and Disney's proportionate share of the net income of its cable equity investments is reported in "Corporate and other activities" in the Condensed Combined Statements of Income.

  Disney believes that Operating Income from Cable Television Activities provides additional information useful in analyzing the underlying business results. However, Operating Income from Cable Television Activities is a non-GAAP financial metric and should be considered in addition to, not as a substitute for, reported operating income.

  Disney's share of Cable Television Operating Income increased 31% or $74 million to $316 million, driven by growth at the Cable Networks and increased advertising revenues at E! Entertainment Television, Lifetime Television and The History Channel.

Studio Entertainment

  Revenues decreased 10%, or $174 million to $1.6 billion, driven by declines of $182 million in worldwide home video and $70 million in domestic theatrical motion picture distribution, partially offset by growth of $79 million in international theatrical motion picture distribution. Worldwide home video revenues reflected fewer unit sales in the current year, as the prior year included the successful domestic release of Lion King II: Simba's Pride and the international release of The Little Mermaid. In domestic theatrical motion picture distribution, the success of Toy Story 2 faced difficult comparisons to the prior year, which included The Waterboy, A Bug's Life and Enemy of the State. Growth in international theatrical motion picture distribution reflected the performance of Tarzan, The Sixth Sense and Runaway Bride.

  Operating income decreased 84%, or $120 million to $23 million, reflecting declines in worldwide home video and domestic theatrical motion picture distribution, partially offset by growth in international theatrical motion picture distribution. Costs and expenses, which consist primarily of

                                    DISNEY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

production cost amortization, distribution and selling expenses, product costs, labor and leasehold expenses, decreased 3% or $54 million. Domestic home video distribution, amortization and participation costs decreased due to a reduction in videotape unit sales, while selling expenses increased due to the current quarter promotion of classic animated DVD titles.

  Increases in production and participation costs are reflective of industry trends: as competition for creative talent has increased, costs within the industry have increased at a rate significantly higher than inflation.

Theme Parks and Resorts

  Revenues increased 9%, or $135 million to $1.6 billion, driven by growth of $89 million at the Walt Disney World Resort reflecting increased guest spending, growth in occupied room nights and record theme park attendance; $28 million at Disney Cruise Line reflecting a full quarter of operations from both cruise ships, the Disney Magic and the Disney Wonder, compared to just the Disney Magic in the prior year; and increased guest spending at Disneyland. These gains were partially offset by lower attendance at Disneyland, which was driven by softness in international visitation. Increased guest spending and record attendance at the Walt Disney World Resort were driven by the ongoing Millennium Celebration. Higher occupied room nights reflected the addition of the All Star Movies Resort, which opened in the second quarter of the prior year.

  Operating income increased 6%, or $20 million to $363 million, driven by revenue growth at the Walt Disney World Resort, improved results at Disney Cruise Line and higher guest spending at Disneyland, partially offset by lower attendance at Disneyland. Costs and expenses, which consist principally of labor, costs of merchandise, food and beverages sold, depreciation, repairs and maintenance, entertainment and marketing and sales expenses, increased 10% or $115 million. Increased operating costs were driven by higher theme park attendance and the Millennium Celebration at the Walt Disney World Resort, and Disney Cruise Line operations.

Consumer Products

  Pro forma revenues decreased 6%, or $55 million to $903 million, driven by declines of $80 million in worldwide merchandise licensing and publishing, partially offset by growth of $18 million at Disney Interactive and $14 million at the Disney Stores. Lower merchandise licensing revenues were primarily attributable to declines domestically and in Europe and Latin America. Lower publishing revenues were primarily attributable to softness in Europe. Disney Interactive revenues increased due to the successful release of the Who Wants to Be a Millionaire video game and the Toy Story 2 action game. Disney Store revenues increased due to continued worldwide expansion.

  On an as-reported basis, revenues decreased $81 million or 8%, reflecting the items described above, as well as the impact of the disposition of Fairchild Publications in the current quarter.

  Pro forma operating income decreased 29%, or $83 million to $207 million, reflecting declines in worldwide merchandise licensing and publishing, partially offset by improvements at Disney Interactive. Costs and expenses, which consist primarily of labor, product costs, including product development costs, distribution and selling expenses and leasehold expenses, increased 4% or $28 million. Cost increases at the Disney Stores, driven by the addition of new stores, and inventory liquidation efforts offset revenue growth. Disney Interactive costs increased due to higher sales volume during the current period.

  On an as-reported basis, operating income decreased $85 million or 29%, reflecting the items described above, as well as the impact of the disposition of Fairchild Publications in the current quarter.

                                     DISNEY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

FINANCIAL CONDITION

  For the quarter ended December 31, 1999, cash provided by operations increased $425 million to $1.6 billion, driven by decreased tax payments and higher amortization of television broadcast rights, relative to cash payments.

  During the quarter, Disney invested $626 million to develop, produce and acquire rights to film and television properties, a decrease of $374 million, primarily due to a $310 million payment related to the acquisition of a film library in the prior year.

  During the quarter, Disney invested $446 million in theme parks, resorts and other properties. These expenditures reflected continued expansion activities related to Disney's California Adventure and certain resort facilities at the Walt Disney World Resort.

  During the quarter, Disney invested $91 million in Euro Disney to maintain its 39% ownership interest after a Euro Disney equity rights offering, the proceeds of which will be used to fund construction of a new theme park.

  Total commitments to purchase broadcast programming approximated $13.5 billion at December 31, 1999, including approximately $7.4 billion related to NFL programming. Substantially all of this amount is payable over the next six years.

  Disney expects the ABC Television Network, ESPN and the Company's television and radio stations to continue to enter into programming commitments to purchase the broadcast rights for various feature films, sports and other programming.

  During the quarter, Disney received $544 million from net commercial paper activity and $150 million from other financing arrangements. Commercial paper borrowings outstanding as of December 31, 1999 totaled $2.3 billion, with maturities of up to one year, supported by bank facilities totaling $4.8 billion, which expire in one to three years and allow for borrowings at various interest rates. Disney also has the ability to borrow under a U.S. shelf registration statement and a euro medium-term note program, which collectively permit the issuance of up to approximately $3.7 billion of additional debt.

  Disney acquires shares of its stock on an ongoing basis and is authorized as of December 31, 1999 to purchase up to an additional 396 million shares. During the quarter, a subsidiary of Disney acquired approximately 2.6 million shares of Disney common stock for approximately $75 million. Disney also used $434 million to fund dividend payments during the quarter.

  Disney believes that its financial condition is strong and that its cash, other liquid assets, operating cash flows, access to equity capital markets and borrowing capacity, taken together, provide adequate resources to fund ongoing operating requirements and future capital expenditures related to the expansion of existing businesses, including GO.com, and development of new projects.

OTHER MATTERS

  During the quarter, Disney completed its efforts to minimize the risk of disruption from the "year 2000 (Y2K) problem." This problem is a result of computer programs having been written using two digits (rather than four) to define the applicable year. The Company's overall plan to address the Y2K problem is described more fully in the Company's 1999 Annual Report on Form 10-
K. Total expenditures related to the Y2K project were approximately $259 million, of which approximately $140 million was capitalized.

  Disney has experienced no significant problems related to Y2K.

                                     DISNEY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)


FORWARD LOOKING STATEMENTS

  The Private Securities Litigation Reform Act of 1995 (the Act) provides a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or oral statements that the Company believes are "forward-looking," including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to the Company's stockholders. The Company believes that all statements that express expectations and projections with respect to future matters, including the launching or prospective development of new business initiatives; anticipated motion picture or television releases; Internet or theme park and resort projects; and Y2K remediation efforts, are forward-looking statements within the meaning of the Act. These statements are made on the basis of management's views and assumptions, as of the time the statements are made, regarding future events and business performance. There can be no assurance, however, that management's expectations will necessarily come to pass.

  Factors that may affect forward-looking statements. For an enterprise as large and complex as the Company, a wide range of factors could materially affect future developments and performance. A list of such factors is set forth in the Company's Annual Report on Form 10-K for the year ended September 30, 1999 under the heading "Factors that may affect forward-looking statements."

                                                                       ANNEX III

                              (DISNEY LOGO HERE)


                                     GO.com

                    CONDENSED COMBINED FINANCIAL INFORMATION

                                     GO.com

                    CONDENSED COMBINED STATEMENTS OF INCOME
                In thousands, except per share data (unaudited)

Three Months Ended December 31,                                1999      1998
------------------------------------------------------------------------------
Revenues                                                  $ 102,143  $ 76,586
Costs and expenses
 Cost of revenues                                           (79,931)  (45,632)
 Sales and marketing                                        (58,989)  (24,676)
 Other operating expenses                                   (47,212)   (8,274)
 Depreciation                                                (4,923)   (1,674)
 Amortization of intangible assets                         (114,516)      --
Gain on sale of Starwave                                        --    345,048
                                                          ---------  --------
Operating (loss) income                                    (203,428)  341,378
Corporate and other activities                               (2,196)   (5,942)
Equity in Infoseek loss                                     (40,575)  (95,318)
Net interest expense                                         (1,818)   (1,125)
                                                          ---------  --------
(Loss) income before income taxes and minority interests   (248,017)  238,993
Income tax benefit (expense)                                 38,443   (87,340)
Minority interests                                            7,108       252
                                                          ---------  --------
Net (loss) income                                         $(202,466) $151,905
                                                          =========  ========

Net (loss) income attributed to:
 Disney common stock(/1/)                                 $(161,886) $151,905
                                                          =========  ========
 GO.com common stock                                      $ (40,580)      n/a
                                                          =========  ========

Loss per share attributed to GO.com:
 Diluted and Basic                                        $   (0.95)      n/a
                                                          =========  ========

Average number of common and common equivalent shares
 outstanding:
 Diluted and Basic                                           42,834       n/a
                                                          =========  ========

--------
(1) Net (loss) income attributed to Disney common stock includes 100% of GO.com's losses through November 17, 1999, and approximately 72% thereafter.



              See Notes to Condensed Combined Financial Statements

                                                                           III-1

                                     GO.com

                       CONDENSED COMBINED BALANCE SHEETS
                            In thousands (unaudited)

                                                     December 31, September 30,
                                                         1999         1999
-------------------------------------------------------------------------------
ASSETS
Current Assets
 Cash and cash equivalents                            $    5,581    $  5,530
 Receivables (net of allowance for doubtful accounts
  of $13,869 and $4,791)                                  58,670      17,763
 Inventories                                              28,475      43,521
 Deferred income taxes                                       --        8,993
 Other assets                                             20,339      13,905
                                                      ----------    --------
    Total current assets                                 113,065      89,712
Loan receivable from Disney                               79,909         --
Investments                                               24,992     505,210
Deferred income taxes                                     18,135         --

Property and equipment, at cost                          151,414      53,509
Accumulated depreciation                                 (65,694)    (18,928)
                                                      ----------    --------
                                                          85,720      34,581
Projects in progress                                         --        6,112
                                                      ----------    --------
                                                          85,720      40,693
Intangible assets, net                                 2,213,448      64,389
Other assets                                               7,406       6,420
                                                      ----------    --------
                                                      $2,542,675    $706,424
                                                      ==========    ========
LIABILITIES AND GROUP EQUITY
Current Liabilities
 Accounts and taxes payable and other accrued
  liabilities                                         $  110,178    $ 90,997
 Current portion of borrowings                             5,718      28,313
 Unearned royalties and other advances                    16,844       6,312
                                                      ----------    --------
    Total current liabilities                            132,740     125,622
Loan payable to Disney                                       --       19,000
Borrowings                                                   --       90,350
Deferred income taxes                                      3,189      58,396
Other long term liabilities, unearned royalties and
 other advances                                            6,570      42,041
Minority interests                                        34,933         --
Group equity                                           2,365,243     371,015
                                                      ----------    --------
                                                      $2,542,675    $706,424
                                                      ==========    ========

              See Notes to Condensed Combined Financial Statements

                                                                           III-2

                                     GO.com

                  CONDENSED COMBINED STATEMENTS OF CASH FLOWS
                            In thousands (unaudited)

Three Months Ended December 31                      1999       1998
----------------------------------------------------------------------
NET (LOSS) INCOME                                 $(202,466) $151,905

OPERATING ITEMS NOT REQUIRING CASH OUTLAYS
 Depreciation                                         4,925     1,674
 Amortization of intangibles                        114,516       --
 Charge for in-process research and development      23,322       --
 Gain on sale of Starwave                               --   (345,048)
 Equity in Infoseek loss                             40,575    95,318
 Minority interests                                  (7,108)      --
 Other                                                  951     4,011

CHANGES IN ASSETS AND LIABILITIES                    18,630    50,378
                                                  ---------  --------
                                                    195,811  (193,667)
                                                  ---------  --------
CASH USED IN OPERATIONS                              (6,655)  (41,762)
                                                  ---------  --------
INVESTING ACTIVITIES
 Investments in property and equipment               (8,136)   (3,157)
 Acquisitions (net of cash acquired)                 17,551   (70,013)
 Other                                              (12,500)   (7,594)
                                                  ---------  --------
                                                     (3,085)  (80,764)
                                                  ---------  --------
FINANCING ACTIVITIES
 Capital contributions from Disney, net              21,514   117,395
 Borrowings                                           3,505       --
 Reduction of borrowings                               (851)      --
 Borrowings from Disney, net                        (14,377)      --
                                                  ---------  --------
                                                      9,791   117,395
                                                  ---------  --------
Increase (decrease) in cash and cash equivalents         51    (5,131)
Cash and cash equivalents, beginning of period        5,530     7,684
                                                  ---------  --------
Cash and cash equivalents, end of period          $   5,581  $  2,553
                                                  =========  ========

              See Notes to Condensed Combined Financial Statements

                                                                           III-3

                                    GO.com

               NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS

1. These condensed combined financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these condensed combined financial statements. Operating results for the quarter are not necessarily indicative of the results that may be expected for the year ending September 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto for the Company included in its Annual Report on Form 10-K for the year ended September 30, 1999 as well as the combined financial statements and footnotes thereto for Disney's existing Internet businesses (hereinafter referred to as GO.com) for the year ended September 30, 1998, included in the joint proxy statement/prospectus of The Walt Disney Company and Infoseek Corporation, filed on Form S-4 dated September 30, 1999.

2. In November 1998, the Company acquired a 43% interest in Infoseek Corporation (Infoseek) in a transaction that, among other things, provided for the acquisition of the Company's subsidiary, Starwave Corporation (Starwave), by Infoseek. The Company recognized a $345 million non-cash gain on that transaction.

  On November 17, 1999, stockholders of the Company and Infoseek approved the Company's acquisition of the remaining interest in Infoseek that the Company did not already own.

  The acquisition was effected by the creation and issuance of a new class of common stock, called GO.com common stock, in exchange for outstanding Infoseek shares, at an exchange rate of 1.15 shares of GO.com for each Infoseek share. Upon consummation of the acquisition, the Company combined its Internet and direct marketing businesses with Infoseek to create a single Internet business called GO.com.

  Disney retains an interest of approximately 72% in GO.com. Former Infoseek stockholders own the remaining 28%. Effective November 18, 1999, shares of the Company's existing common stock were reclassified as Disney common stock, track the financial performance of the Company's businesses other than GO.com, plus Disney's retained interest in GO.com.

  The acquisition has been accounted for as a purchase and the acquisition cost of $2.1 billion has been allocated to the assets acquired and liabilities assumed based on estimates of their respective fair values. Assets acquired totaled $130 million and liabilities assumed were $46 million. A total of approximately $2.0 billion, representing the excess of acquisition cost over the fair value of Infoseek's net assets, has been allocated to intangible assets, including goodwill of $1.9 billion, and is being amortized over two to nine years. The Company determined the economic useful life of acquired goodwill by giving consideration to the useful lives of Infoseek's identifiable intangible assets, including developed technology, trademarks, user base, joint venture agreements and in-place workforce. In addition, the Company considered the competitive environment and the rapid pace of technological change in the Internet industry. During the quarter, GO.com recorded charges for purchased in-process research and development expenditures totaling $23.3 million.


  Until the November 17, 1999 acquisition, GO.com accounted for its investment in Infoseek under the equity method. During the quarter ended December 31, 1998, GO.com recorded $41 million of amortization of intangible assets and a charge of $44 million for purchased in-process research and development expenditures. The amortization of intangible assets and the charge for purchased in-process research and development expenditures have been reflected in "Equity in Infoseek Loss" in

                                                                          III-4

                                    GO.com
the Condensed Combined Statements of Income. As of September 30, 1999, GO.com's recorded investment in Infoseek was $495 million. As of October 2, 1999, Infoseek's total assets were $991.6 million.

  During fiscal 1999, ABC Internet Ventures (AIV) and ESPN Internet Ventures
(EIV) were accounted for under the equity method, as they were joint ventures between GO.com and Infoseek. As of September 30, 1999, the combined balance sheet included total equity investments in AIV and EIV of $1.3 million.

  GO.com's combined results of operations have incorporated Infoseek's activity on a consolidated basis since November 18, 1999. The unaudited pro forma information below presents combined results of operations as if the Infoseek acquisition had occurred at the beginning of fiscal 1999. The unaudited pro forma information is not necessarily indicative of the results of operations of the combined company had the Infoseek acquisition occurred at the beginning of fiscal 1999, nor is it necessarily indicative of future results.

   Three Months Ended December 31,            1999       1998
  ---------------------------------------------------------------
   (unaudited; in thousands, except per share data)
   Revenues                                 $ 125,612  $ 111,593
   Net loss                                  (265,376)  (233,660)
   Net loss attributed to GO.com              (74,111)   (65,254)
   Net loss per share attributed to GO.com  $   (1.73) $   (1.52)

  Pro forma amounts exclude purchased in-process research and development expenditures of $23.3 million and $116.2 million, in 1999 and 1998, respectively, and the Starwave gain in the December 1998 quarter.

3. Diluted and basic loss per share amounts for the current quarter reflect the results of operations after November 17, 1999, the date the Company acquired the remaining interest in Infoseek that it did not already own and first issued GO.com common stock, through December 31, 1999. Diluted loss per share amounts are calculated using the treasury stock method and are based upon the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares are excluded from the computation in periods in which they would have an anti-dilutive effect. The difference between basic and diluted loss per share is solely attributable to stock options, which are considered anti-dilutive when option exercise prices exceed the weighted average market price per share of common stock during the period. For the quarter ended December 31, 1999, all GO.com stock options were anti-dilutive and, accordingly, options for 11 million shares were excluded from the loss per share calculation.

4. Comprehensive (loss) income is as follows:

   Three Months Ended December
   31,                             1999       1998
  --------------------------------------------------
   (unaudited, in thousands)
   Net (loss) income             $(202,466) $151,905
   Unrealized holding loss, net     (2,546)      --
                                 ---------  --------
   Comprehensive (loss) income   $(205,012) $151,905
                                 =========  ========

                                                                          III-5

                                    GO.com

5. The operating segments reported below are the segments of GO.com for which separate financial information is available and for which operating income or loss amounts are evaluated regularly by executive management in deciding how to allocate resources and in assessing performance.

   Three Months Ended December 31,       1999       1998
  ---------------------------------------------------------
   (unaudited, in thousands)
   Revenues:
    Internet:
     Media                             $  30,647  $  9,391
     Commerce                             18,715     5,298
                                       ---------  --------
                                          49,362    14,689
    Direct Marketing                      52,781    61,897
                                       ---------  --------
                                       $ 102,143  $ 76,586
                                       =========  ========
   Operating (loss) income:
    Internet                           $ (82,209) $ (8,603)
    Direct Marketing                      (6,703)    4,933
                                       ---------  --------
                                         (88,912)   (3,670)
    Amortization of intangible assets   (114,516)      --
                                       ---------  --------
                                        (203,428)   (3,670)
    Gain on sale of Starwave                 --    345,048
                                       ---------  --------
                                       $(203,428) $341,378
                                       =========  ========

                                                                          III-6

                                    GO.com

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SEASONALITY

  GO.com's businesses are subject to the effects of seasonality. Consequently, the operating results for the quarter ended December 31, 1999 for each business segment, and for GO.com as a whole, are not necessarily indicative of results to be expected for the full year.

  Internet commerce and Direct Marketing revenues fluctuate with seasonal consumer purchasing behavior, with a significant portion of annual revenues generated in the first quarter.

  Internet media revenues are influenced by advertiser demand and visitor traffic.

RESULTS OF OPERATIONS

  On November 17, 1999, the stockholders of the Company and Infoseek approved the Company's acquisition of the remaining interest in Infoseek that the Company did not already own. As more fully discussed in Note 2 to the Condensed Combined Financial Statements, the acquisition resulted in the creation of GO.com, which comprises all of Disney's Internet businesses and Infoseek, as well as Disney's direct marketing operations. The Company now separately reports operating results for GO.com and Disney, which comprises the Company's businesses other than GO.com, plus Disney's retained interest of approximately 72% in GO.com.

  GO.com's results of operations have incorporated Infoseek's activity since the date of the acquisition. To enhance comparability, operating results for the current and prior period have been presented on a pro forma basis, which assumes that the acquisition of the remaining interest in Infoseek and subsequent creation of GO.com had occurred at the beginning of fiscal 1999. The pro forma results are not necessarily indicative of the combined results that would have occurred had the acquisition actually occurred at the beginning of fiscal 1999, nor are they necessarily indicative of future results.

  Pro forma operating income excludes purchased in-process research and development expenditures of $23.3 million and $72.6 million in 1999 and 1998, respectively.

                                                                          III-7

                                    GO.com

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)


Combined Results

                                    Pro Forma                As-Reported
                           ------------------------------ -------------------
Three Months Ended
December 31,                 1999       1998     % Change   1999       1998
------------------------------------------------------------------------------
(unaudited; in thousands, except
per share data)
Revenues                   $ 125,612  $ 111,593      13 % $ 102,143  $ 76,586
Cost of revenues             (96,480)   (61,136)    (58)%   (79,931)  (45,632)
Sales and marketing          (69,257)   (56,056)    (24)%   (58,989)  (24,676)
Other operating expenses     (35,670)   (17,499)   (104)%   (47,212)   (8,274)
Depreciation                  (6,804)    (5,060)    (34)%    (4,923)   (1,674)
                           ---------  ---------           ---------  --------
                             (82,599)   (28,158)   (193)%   (88,912)   (3,670)
Amortization of
 intangible assets          (233,169)  (227,419)     (3)%  (114,516)      --
Gain on sale of Starwave         --         --      n/m         --    345,048
                           ---------  ---------           ---------  --------
Operating (loss) income     (315,768)  (255,577)    (24)%  (203,428)  341,378
Corporate and other
 activities                   (1,805)    (1,706)     (6)%    (2,196)   (5,942)
Equity in Infoseek loss          --         --      n/m     (40,575)  (95,318)
Net interest (expense)
 income                         (390)       819    (148)%    (1,818)   (1,125)
                           ---------  ---------           ---------  --------
(Loss) income before
 income taxes and
 minority interests         (317,963)  (256,464)    (24)%  (248,017)  238,993
Income tax benefit
 (expense)                    45,468     22,569     101 %    38,443   (87,340)
Minority interests             7,119        235     n/m       7,108       252
                           ---------  ---------           ---------  --------
Net (loss) income          $(265,376) $(233,660)    (14)% $(202,466) $151,905
                           =========  =========           =========  ========
Net (loss) income
 attributed to:
 Disney common stock       $(191,265) $(168,406)    (14)% $(161,886) $151,905
                           =========  =========           =========  ========
 GO.com common stock(/1/)  $ (74,111) $ (65,254)    (14)% $ (40,580)      n/a
                           =========  =========           =========  ========
Loss per share attributed
 to GO.com(/1/):
 Diluted and Basic         $   (1.73) $   (1.52)    (14)% $   (0.95)      n/a
                           =========  =========           =========  ========
Loss per share attributed
 to GO.com excluding
 amortization of
 intangibles(/1/)(/2/):
 Diluted and Basic         $   (0.30) $   (0.12)   (150)% $   (0.24)      n/a
                           =========  =========           =========  ========
Average number of common
 and common equivalent
 shares outstanding(/3/):
 Diluted and Basic            42,834     42,834              42,834       n/a
                           =========  =========           =========  ========

(1) As-reported amounts reflect the period from November 18, 1999 (date of issuance of GO.com common stock) through December 31, 1999.

(2) GO.com believes that loss per share excluding amortization of intangible assets provides additional information useful in analyzing business results. Loss per share excluding amortization of intangible assets is a non-GAAP financial metric and should be considered in addition to, not as a substitute for, reported loss per share.

(3) Total shares amount to 153,378 shares, including 110,544 shares attributable to Disney's retained interest in GO.com.


                                                                          III-8

                                    GO.com

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

  On a pro forma basis, net loss, net loss attributed to GO.com common stock and diluted loss per share for the quarter increased 14% to $265.4 million, $74.1 million and $1.73, respectively. These decreases were driven by higher operating losses, in both the Internet and Direct Marketing segments, including increased amortization of intangible assets. These decreases were partially offset by minority interest adjustments and an increased income tax benefit. Higher amortization of intangible assets reflected incremental intangible assets associated with the acquisitions of interests in Soccernet.com and toysmart.com in the third and fourth quarters of fiscal 1999, respectively.

  As previously discussed, the Company completed its acquisition of Infoseek during the quarter (see Note 2 to the Condensed Combined Financial Statements). The acquisition resulted in a significant increase in intangible assets. Intangible assets are being amortized over periods ranging from two to nine years.

  The impact of amortization related to the November 1998 and November 1999 acquisitions is expected to be $682.3 million for the remaining nine months of fiscal 2000, $707.0 million in 2001, $657.9 million in 2002, $91.6 million in 2003 and $13.4 million over the remainder of the amortization period. GO.com determined the economic useful life of acquired goodwill by giving consideration to the useful lives of Infoseek's identifiable intangible assets, including developed technology, trademarks, user base, joint venture agreements and in-place workforce. In addition, GO.com considered the competitive environment and the rapid pace of technological change in the Internet industry.

  On an as-reported basis, net loss, net loss attributed to GO.com common stock and diluted loss per share were $202.5 million, $40.6 million and $0.95, respectively. As-reported results reflect the items discussed above, the gain on sale of Starwave in the first quarter of fiscal 1999 and GO.com's share of Infoseek losses, including amortization of intangible assets and purchased in-process research and development expenditures, reported under the equity method beginning November 18, 1998 in the fiscal 1999 first quarter, and ending November 18, 1999 in the fiscal 2000 first quarter, when Infoseek was consolidated into GO.com.

  Costs and expenses for the remainder of the year are expected to reflect continued investment in infrastructure and new initiatives and incremental marketing and sales expenditures.


                                                                          III-9

                                    GO.com

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

Business Segment Results

                                      Pro Forma                As-Reported
                             ------------------------------ -------------------
Three Months Ended December
31,                            1999       1998     % Change   1999       1998
--------------------------------------------------------------------------------
(unaudited; in thousands, except per
share data)
Revenues:
 Internet:
  Media                      $  52,405  $  41,586      26 % $  30,647  $  9,391
  Commerce and other            20,426      8,110     152 %    18,715     5,298
                             ---------  ---------           ---------  --------
                                72,831     49,696      47 %    49,362    14,689
 Direct Marketing               52,781     61,897     (15)%    52,781    61,897
                             ---------  ---------           ---------  --------
                             $ 125,612  $ 111,593      13 % $ 102,143  $ 76,586
                             =========  =========           =========  ========
Operating (loss) income:
 (/1/)
 Internet                    $ (75,896) $ (33,091)   (129)% $ (82,209) $ (8,603)
 Direct Marketing               (6,703)     4,933    (236)%    (6,703)    4,933
                             ---------  ---------           ---------  --------
                               (82,599)   (28,158)   (193)%   (88,912)   (3,670)
 Amortization of intangible
  assets                      (233,169)  (227,419)     (3)%  (114,516)      --
                             ---------  ---------           ---------  --------
                              (315,768)  (255,577)    (24)%  (203,428)   (3,670)
 Gain on sale of Starwave          --         --      n/m         --    345,048
                             ---------  ---------           ---------  --------
                             $(315,768) $(255,577)    (24)% $(203,428) $341,378
                             =========  =========           =========  ========

(1) Segment results exclude intangible asset amortization and include depreciation as follows:

 Internet                    $   5,852  $   4,583           $   3,971  $  1,197
 Direct Marketing                  952        477                 952       477
                             ---------  ---------           ---------  --------
                             $   6,804  $   5,060           $   4,923  $  1,674
                             =========  =========           =========  ========


Internet

  Pro forma revenues increased 47%, or $23.1 million to $72.8 million, reflecting growth in both commerce and media revenues. Commerce revenues increased 152%, or $12.3 million to $20.4 million, driven by strong holiday-season sales at the DisneyStore.com and operations at toysmart.com, which was acquired during the fourth quarter of 1999. Commerce revenue growth reflected a 242% increase in the average number of monthly orders across GO.com's commerce sites. Media revenues, which consist primarily of advertising and sponsorship agreements, licensing of site content, subscriptions from member-only sites that provide subscribers with exclusive content and games, increased 26%, or $10.8 million to $52.4 million, reflecting higher advertising and sponsorship revenues, driven by increased advertiser demand and higher online site traffic at all sites, particularly ESPN.com, the GO.com portal and Disney.com.

  On an as-reported basis, revenues increased 236%, or $34.7 million to $49.4 million. As-reported revenues reflect growth in commerce and media revenues, and include Infoseek activity from November 18, 1999 through December 31, 1999.

  Pro forma operating loss increased 129%, or $42.8 million to $75.9 million, reflecting higher costs and expenses, partially offset by increased revenues. Costs and expenses, which consists primarily of cost of revenues, sales and marketing, other operating expenses and depreciation, increased 79.6%, or $65.9 million. Cost of revenues, which consist primarily of employee compensation, third-party

                                                                         III-10

                                    GO.com

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

development and engineering costs, hosting and delivery costs associated with GO.com's websites, and the cost of commerce merchandise, increased primarily due to continued investment in website operations and infrastructure, new business initiatives and continued product development and higher commerce volume. Sales and marketing expenses increased due to expanded promotion of commerce businesses, partially offset by decreases at the GO.com portal. Sales and marketing related to the GO.com portal were reduced as GO.com reevaluated the positioning of the portal. Increased other operating expenses were driven by continued infrastructure investment and operations at toysmart.com.

  On an as-reported basis, operating loss increased $73.6 million to $82.2 million, reflecting increased investments and marketing, as discussed above, as well as losses at Infoseek, which was consolidated into GO.com beginning November 18, 1999.

Direct Marketing

  Revenues decreased 15%, or $9.1 million to $52.8 million reflecting, in part, lower catalog response rates. Lower response rates reflected a higher proportion of mailings targeting new customers during the current quarter. Lower revenues also reflected inventory liquidation initiatives during the quarter.

  Operating loss for the quarter was $6.7 million, compared to operating income of $4.9 million in the prior-year quarter. Costs and expenses, which consist primarily of costs of goods sold reported as cost of revenues; selling and marketing; other operating expenses and depreciation, increased 4% or $2.5 million. Cost of revenues declined due to lower sales volumes, while sales and marketing and other operating expenses increased, due primarily to an increase in the volume of catalogs mailed.

FINANCIAL CONDITION

  GO.com's cash needs, other than cash needs of its foreign operations or operations that are not wholly owned, are funded by Disney and such funding is accounted for as either a capital contribution from Disney (i.e., as an increase in GO.com's group equity and Disney's retained interest in GO.com), or as a loan.

  Disney may account for all cash transfers from Disney or GO.com to or for the account of the other as inter-group loans, other than transfers in return for assets or services rendered or transfers in respect of Disney's retained interest that correspond to dividends paid on GO.com common stock. These loans bear interest at the rate at which Disney could borrow such funds. The Company's board of directors has discretion to determine, in the exercise of its business judgment, that a given transfer or type of transfer should be accounted for as a long-term loan, a capital contribution increasing Disney's retained interest in GO.com or a return of capital reducing Disney's retained interest in GO.com. The Company has agreed, however, that advances from Disney to GO.com up to $250.0 million on a cumulative basis will be accounted for as short-term or long-term loans at interest rates at which Disney could borrow such funds and will not be accounted for as capital contributions.

  For the quarter ended December 31, 1999, cash used by operations decreased $35.1 million to $6.7 million driven by tax benefits attributed to GO.com's operations, partially offset by higher pre-tax losses before non-cash items.

  From October 1, 1999 through the November 17, 1999 Infoseek acquisition, GO.com received $21.5 million in funding from Disney, of which $19 million has been accounted for as a loan bearing interest at 6%, pursuant to an August 1999 agreement between Disney and Infoseek. GO.com made payments to Disney during the quarter totaling $14.4 million representing cash that was transferred to

                                                                         III-11

                                    GO.com

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

Disney pursuant to Disney's treasury and cash management policies. In connection with the Infoseek acquisition, GO.com's borrowings, which related to a warrant note payable to Infoseek, were eliminated.

OTHER MATTERS

  During the quarter, GO.com completed its efforts to minimize the risk of disruption from the "year 2000 (Y2K) problem." This problem is a result of computer programs having been written using two digits (rather than four) to define the applicable year. Total expenditures related to the Y2K project were approximately $800,000, all of which was expensed.

  GO.com has experienced no significant problems related to Y2K.

FORWARD-LOOKING STATEMENTS

  The Private Securities Litigation Reform Act of 1995 (the Act) provides a safe harbor for forward-looking statements made by or on behalf of GO.com. GO.com and its representatives may from time to time make written or oral statements that GO.com believes are "forward-looking," including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to GO.com stockholders. GO.com believes that all statements that express expectations and projections with respect to future matters, including the launching or prospective development of new business initiatives; Internet projects; and Y2K remediation efforts, are forward-looking statements within the meaning of the Act. These statements are made on the basis of management's views and assumptions, as of the time the statements are made, regarding future events and business performance. There can be no assurance, however, that management's expectations will necessarily come to pass.

  Factors that may affect forward-looking statements. A wide range of factors could materially affect future developments and performance. A list of such factors is set forth in the Company's Annual Report on Form 10-K for the year ended September 30, 1999 under the heading "Factors that may affect forward-looking statements."

                                                                         III-12