Form 10-Q
period 2000-03-31
WALT DISNEY CO/
filed 2000-05-15
CIK 1001039

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended March 31, 2000          Commission File Number 1-11605




                       [LOGO OF THE WALT DISNEY COMPANY]



Incorporated in Delaware                   I.R.S. Employer Identification No.
500 South Buena Vista Street, Burbank,                 95-4545390
California 91521
(818) 560-1000


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X   No _____
                                              -----

     There were 2,077,801,977 shares of Disney common stock outstanding and 45,101,691 shares of GO.com common stock outstanding as of May 11, 2000.

                               TABLE OF CONTENTS

                                                                                                         Page
                                                                                                       Reference
                                                                                                       ---------
Part I--Financial Information
  Item 1. Financial Statements                                                                              1
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of
    Operations                                                                                              1
Part II--Other Information
  Item 4. Submission of Matters to a Vote of Security Holders                                               2
  Item 6. Exhibits                                                                                          2
Signature                                                                                                   3

                                                              ANNEX I
                                                              DISNEY
                                                              ------
Condensed Combined Financial Information
Condensed Combined Statements of Income                                                                   I-1
Condensed Combined Balance Sheets                                                                         I-2
Condensed Combined Statements of Cash Flows                                                               I-3
Notes to Condensed Combined Financial Statements                                                          I-4

Management's Discussion and Analysis of Financial Condition and Results of Operations                     I-7

                                                             ANNEX II
                                                              GO.COM
                                                             --------
Condensed Combined Financial Information
Condensed Combined Statements of Operations                                                              II-1
Condensed Combined Balance Sheets                                                                        II-2
Condensed Combined Statements of Cash Flows                                                              II-3
Notes to Condensed Combined Financial Statements                                                         II-4

Management's Discussion and Analysis of Financial Condition and Results of Operations                    II-7


                                                             ANNEX III
                                                      THE WALT DISNEY COMPANY
                                                      -----------------------
Condensed Consolidated Financial Information
Condensed Consolidated Statements of Income                                                             III-1
Condensed Consolidated Balance Sheets                                                                   III-2
Condensed Consolidated Statements of Cash Flows                                                         III-3
Notes to Condensed Consolidated Financial Statements                                                    III-4
Management's Discussion and Analysis of Financial Condition and Results of Operations                   III-7


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


ITEM 1. Financial Statements

     For information required by Item 1, refer to:

     "Disney Condensed Combined Financial Information" filed as part of this document in Annex I and

     "GO.com Condensed Combined Financial Information" filed as part of this document in Annex II and

     "The Walt Disney Company Condensed Consolidated Financial Information" filed as part of this document in Annex III.


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     For information required by Item 2, refer to:

     "Disney Management's Discussion and Analysis of Financial Condition and Results of Operations" filed as part of this document in Annex I and

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

                          PART II. OTHER INFORMATION

ITEM 4.   Submission of Matters to a Vote of Security Holders

     The following matters were submitted to a vote of security holders during the Company's Annual Meeting of Shareholders held on February 22, 2000.

Description of Matter

                                  Votes Cast For           Authority Withheld
                              ---------------------      -----------------------
1.  Election of Directors
     Reveta Bowers                 1,676,737,096                 80,114,384
     Roy Disney                    1,728,312,127                 28,539,353
     Ignacio Lozano, Jr.           1,726,344,031                 30,507,449
     George Mitchell               1,675,111,411                 81,740,069
     Gary Wilson                   1,726,703,787                 30,147,693
     Judith L. Estrin              1,727,592,608                 29,258,872
     Sanford M. Litvack            1,727,319,487                 29,531,993
     Sidney Poitier                1,725,946,869                 30,904,611
     Robert A. M. Stern            1,683,572,548                 73,278,932
     Andrea Van de Kamp            1,726,636,620                 30,214,860

                                                                                                                           Broker
                                                         For                   Against              Abstentions          Non-votes
                                                -------------------     -------------------     -----------------     --------------
2.  Ratification of PricewaterhouseCoopers
    LLP as independent accountants               1,742,725,118               6,073,200             8,053,162                     -

3.  Stockholder proposal with respect to
    management compensation                         84,988,191           1,213,068,577            32,241,413           426,553,299

4.  Stockholder proposal with respect to
    election of directors                           74,914,596           1,229,835,340            25,547,720           426,553,824


ITEM 6. Exhibits

 3. Amended and Restated By Laws of Registrant

10. Employment Agreement dated as of January 24, 2000 between Registrant and Robert A. Iger.

27. Financial Data Schedule, filed electronically.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             THE WALT DISNEY COMPANY
                         -------------------------------
                                  (Registrant)


                           By: /s/   THOMAS O. STAGGS
              -----------------------------------------------------
             (Thomas O. Staggs, Senior Executive Vice President and
                            Chief Financial Officer)


May 15, 2000
Burbank, California

                                                                         ANNEX I
                       [LOGO OF THE WALT DISNEY COMPANY]


                                    DISNEY

                   CONDENSED COMBINED FINANCIAL INFORMATION

                                    DISNEY

                    CONDENSED COMBINED STATEMENTS OF INCOME
                In millions, except per share data (unaudited)

                                                            Three Months Ended                  Six Months Ended
                                                                 March 31,                          March 31,
                                                     ---------------------------------  ---------------------------------
                                                          2000              1999             2000              1999
                                                     ---------------   ---------------  ---------------   ---------------
Revenues                                               $   6,206         $   5,475        $  13,036         $  11,996
Costs and expenses                                        (5,251)           (4,615)         (10,845)           (9,986)
Amortization of intangible assets                           (111)             (107)            (222)             (215)
Gain on sale of Fairchild                                     --                --              243                --
                                                         -------           -------          -------           -------
Operating income                                             844               753            2,212             1,795
Corporate and other activities                               (36)              (64)             (31)              (85)
Net interest expense                                        (122)             (172)            (317)             (335)
                                                         --------          -------          -------           -------
Income before income taxes, minority interests and
   retained interest in GO.com                               686               517            1,864             1,375
Income taxes                                                (286)             (206)            (915)             (572)
Minority interests                                           (31)              (21)             (62)              (43)
                                                         --------          -------          -------           -------
Income before retained interest in GO.com                    369               290              887               760
Net (loss) income related to retained interest in
   GO.com/(1)/                                              (208)              (64)            (370)               88
                                                         -------           --------         -------           -------
Net income                                             $     161         $     226        $     517         $     848
                                                         =======           =======          =======           =======
Earnings per share:
      Diluted                                          $    0.08         $    0.11        $    0.25         $    0.41
                                                         =======           =======          =======           =======
      Basic                                            $    0.08         $    0.11        $    0.25         $    0.41
                                                         =======           =======          =======           =======
Average number of common and common equivalent
   shares outstanding:
      Diluted                                              2,103             2,089            2,092             2,083
                                                         =======           =======          =======           =======
      Basic                                                2,069             2,054            2,067             2,052
                                                         =======           =======          =======           =======

-------------
(1) Net (loss) income related to retained interest in GO.com includes 100% of GO.com's losses through November 17, 1999, and approximately 72% thereafter.



             See Notes to Condensed Combined Financial Statements

                                    DISNEY

                       CONDENSED COMBINED BALANCE SHEETS
                            In millions (unaudited)

                                                                           March 31,          September 30,
                                                                             2000                 1999
                                                                       -----------------   -------------------
ASSETS

Current Assets
   Cash and cash equivalents                                              $       856         $       408
   Receivables                                                                  3,917               3,615
   Inventories                                                                    706                 752
   Film and television costs                                                    4,001               4,071
   Deferred income taxes                                                          595                 598
   Other assets                                                                   733                 666
                                                                            ---------            --------
     Total current assets                                                      10,808              10,110
Loan receivable from GO.com                                                        --                  19
Film and television costs                                                       2,534               2,489
Investments                                                                     1,997               1,929
Retained interest in GO.com                                                     1,495                 371
Theme parks, resorts and other property, at cost
   Attractions, buildings and equipment                                        16,029              15,815
   Accumulated depreciation                                                    (6,585)             (6,201)
                                                                            ---------            --------
                                                                                9,444               9,614
   Projects in progress                                                         1,767               1,266
   Land                                                                           481                 425
                                                                            ---------            --------
                                                                               11,692              11,305
Intangible assets, net                                                         15,045              15,631
Other assets                                                                    1,282               1,509
                                                                            ---------            --------
                                                                          $    44,853         $    43,363
                                                                            =========            ========

LIABILITIES AND GROUP EQUITY
Current Liabilities
   Accounts and taxes payable and other accrued liabilities               $     4,988         $     4,497
   Current portion of borrowings                                                2,829               2,387
   Unearned royalties and other advances                                          870                 698
                                                                            ---------            --------
     Total current liabilities                                                  8,687               7,582
Loan payable to GO.com                                                             36                  --
Borrowings                                                                      7,706               9,187
Deferred income taxes                                                           2,576               2,602
Other long term liabilities, unearned royalties and other advances              2,717               2,711
Minority interests                                                                370                 306
Group equity                                                                   22,761              20,975
                                                                            ---------            --------
                                                                          $    44,853         $    43,363
                                                                            =========            ========



             See Notes to Condensed Combined Financial Statements

                                     DISNEY

                  CONDENSED COMBINED STATEMENTS OF CASH FLOWS
                            In millions (unaudited)


                                                                                             Six Months Ended March 31,
                                                                                          --------------------------------
                                                                                               2000                1999
                                                                                            ---------            --------
NET INCOME                                                                                  $   517              $   848
OPERATING ITEMS NOT REQUIRING CASH OUTLAYS
 Amortization of film and television costs                                                    1,518                1,287
 Depreciation                                                                                   443                  404
 Amortization of intangible assets                                                              222                  215
 Gain on sale of Fairchild                                                                     (243)                  --
 Minority interests                                                                              62                   43
 Retained interest in GO.com                                                                    370                  (88)
 Other                                                                                          (17)                 (14)

CHANGES IN ASSETS AND LIABILITIES                                                               456                 (151)
                                                                                            -------              -------
                                                                                              2,811                1,696
                                                                                            -------              -------
CASH PROVIDED BY OPERATIONS                                                                   3,328                2,544
                                                                                            -------              -------
INVESTING ACTIVITIES
 Dispositions                                                                                   688                   --
 Film and television costs                                                                   (1,303)              (1,625)
 Investments in theme parks, resorts and other property                                        (914)                (728)
 Investment in Euro Disney                                                                      (91)                  --
 Acquisitions (net of cash acquired)                                                             --                 (159)
 Other                                                                                           84                    2
                                                                                            -------              -------
                                                                                             (1,536)              (2,510)
                                                                                            -------              -------
FINANCING ACTIVITIES
 Commercial paper borrowings, net                                                              (263)                 134
 Other borrowings                                                                               985                1,318
 Reduction of borrowings                                                                     (1,770)                (751)
 Capital contributions to GO.com                                                                (22)                (144)
 Borrowings from GO.com                                                                           8                   --
 Dividends                                                                                     (434)                  --
 Repurchases of Disney common stock                                                            (115)                 (19)
 Exercise of stock options and other                                                            267                   99
                                                                                            -------              -------
                                                                                             (1,344)                 637
                                                                                            -------              -------
Increase in cash and cash equivalents                                                           448                  671
Cash and cash equivalents, beginning of period                                                  408                  119
                                                                                            -------              -------
Cash and cash equivalents, end of period                                                    $   856              $   790
                                                                                            =======              =======

             See Notes to Condensed Combined Financial Statements

                                    DISNEY

               NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS

1. These condensed combined financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these condensed combined financial statements. Operating results for the quarter and six months are not necessarily indicative of the results that may be expected for the year ending September 30, 2000. Certain reclassifications have been made in the fiscal 1999 financial statements to conform to the fiscal 2000 presentation. For further information, refer to the consolidated financial statements and footnotes thereto for the Company included in its Annual Report on Form 10-K for the year ended September 30, 1999, as well as the combined financial statements and footnotes thereto for Disney for the year ended September 30, 1998, included in the joint proxy statement/prospectus of The Walt Disney Company and Infoseek Corporation, filed on Form S-4 dated September 30, 1999.


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

     The acquisition was effected by the creation and issuance of a new class of common stock, called GO.com common stock, in exchange for outstanding Infoseek shares, at an exchange rate of 1.15 shares of GO.com for each Infoseek share. Upon consummation of the acquisition, the Company combined its Internet and direct marketing businesses with Infoseek to create a single Internet and direct marketing business called GO.com.

     Disney retains an interest of approximately 71% in GO.com at March 31, 2000. Effective November 18, 1999, shares of the Company's existing common stock were reclassified as Disney common stock, to track the financial performance of the Company's businesses other than GO.com, plus Disney's retained interest in GO.com.

     The acquisition has been accounted for as a purchase, and the acquisition cost of $2.1 billion has been allocated to the assets acquired and liabilities assumed based on estimates of their respective fair values. Assets acquired totaled $130 million and liabilities assumed were $46 million. A total of approximately $2.0 billion, representing the excess of acquisition cost over the fair value of Infoseek's net assets, has been allocated to intangible assets, including goodwill of $1.9 billion, and is being amortized over two to nine years. The Company determined the economic useful life of acquired goodwill by giving consideration to the useful lives of Infoseek's identifiable intangible assets, including developed technology, trademarks, user base, joint venture agreements and in-place workforce. In addition, the Company considered the competitive environment and the rapid pace of technological change in the Internet industry. Disney's interest in Infoseek intangible assets is included in the retained interest in GO.com in the condensed combined balance sheet.

     In November 1999, the Company sold Fairchild Publications, which it had acquired as part of the 1996 acquisition of ABC, Inc., generating a pre-tax gain of $243 million.

                                    DISNEY

     Disney's combined results of operations have incorporated Infoseek's activity from November 18, 1999 and the activity of Fairchild Publications through the date of its disposal. The unaudited pro forma information below presents combined results of operations as if the Infoseek acquisition and the disposition of Fairchild Publications had occurred at the beginning of fiscal 1999. The unaudited pro forma information is not necessarily indicative of results of operations had the Infoseek acquisition and the disposition of Fairchild Publications occurred at the beginning of fiscal 1999, nor is it necessarily indicative of future results.

                                                     Six Months Ended March 31,
                                                     -------------------------
                                                       2000              1999
                                                     -------           -------
(unaudited; in millions, except per share data)
Revenues                                             $13,022           $11,907
Net income                                               482               411
Diluted earnings per share                           $  0.23           $  0.20

     Pro forma amounts for the six month periods exclude the impact of purchased in-process research and development expenditures of $23 million and $117 million in 2000 and 1999, respectively, the gain on the sale of Fairchild Publications in fiscal 2000 and the Starwave gain in fiscal 1999.

3. During the six months, Disney repaid $1.8 billion of term debt, which matured during the period, and reduced its commercial paper borrowings by $263 million. These repayments were partially funded by proceeds of $985 million from various financing arrangements having effective interest rates ranging from 5.96% to 6.32% and maturities in fiscal 2002 through 2015.

4. During 1998, the Company's Board of Directors decided to move to an annual, rather than quarterly, dividend policy to reduce costs and simplify payments to stockholders. During the first quarter of fiscal 2000, the Company paid a dividend of $434 million ($0.21 per share) applicable to fiscal 1999.

5. Diluted earnings per share amounts are calculated using the treasury stock method and are based upon the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares are excluded from the computation in periods in which they would have an anti-dilutive effect. The difference between basic and diluted earnings per share is solely attributable to stock options, which are considered anti-dilutive when option exercise prices exceed the weighted average market price per share of common stock during the period. For the three months ended March 31, 2000 and 1999, options for 12 million and 17 million shares, respectively, were excluded from the diluted earnings per share calculation. For the six-month periods, options for 32 million and 22 million shares, respectively, were excluded.

6. During the six months, a subsidiary of the Company repurchased 3.8 million shares of Disney common stock for approximately $115 million. Under its share repurchase program, the Company is authorized to purchase up to an additional 395 million shares. The Company evaluates share repurchase decisions on an ongoing basis, taking into account borrowing capacity, management's target capital structure, and other investment opportunities.

                                    DISNEY

7.   Comprehensive income is as follows:

                                                             Three Months Ended                        Six Months Ended
                                                                 March 31,                                March 31,
                                                   -----------------------------------      -----------------------------------
(unaudited, in millions)                                  2000                1999                 2000                1999
                                                   ---------------     ---------------      ---------------     ---------------
 Net income                                              $ 161               $ 226                $ 517               $ 848
 Cumulative translation and other adjustments, net
  of tax                                                    12                  (3)                   8                 (11)
                                                         -----               -----                -----               -----
 Comprehensive income                                    $ 173               $ 223                $ 525               $ 837
                                                         =====               =====                =====               =====

8. The operating segments reported below are the segments of Disney for which separate financial information is available and for which operating income or loss amounts are evaluated regularly by executive management in deciding how to allocate resources and in assessing performance.

During the first quarter of the current year, Disney completed the merger of television production activities of the Walt Disney Studios with those of the ABC Television Network. Accordingly, television production activities formerly reported in Studio Entertainment are now reported in the Media Networks segment. All prior-year amounts have been restated to reflect the current presentation.

                                                             Three Months Ended                         Six Months Ended
                                                                  March 31,                                 March 31,
                                                   ------------------------------------      ------------------------------------
(unaudited, in millions)                                  2000                 1999                 2000                1999
                                                   ---------------      ---------------      ---------------      ---------------
Revenues:
 Media Networks                                         $2,380               $1,825               $ 5,117             $ 4,133
                                                        ------               ------               -------             -------
 Studio Entertainment
  Third parties                                          1,631                1,579                 3,206               3,332
  Intersegment                                              25                   16                    49                  36
                                                        ------               ------               -------             -------
                                                         1,656                1,595                 3,255               3,368
                                                        ------               ------               -------             -------
 Theme Parks & Resorts                                   1,571                1,414                 3,148               2,856
                                                        ------               ------               -------             -------
 Consumer Products
  Third parties                                            624                  657                 1,565               1,675
  Intersegment                                             (25)                 (16)                  (49)                (36)
                                                        ------               ------               -------             -------
                                                           599                  641                 1,516               1,639
                                                        ------               ------               -------             -------
                                                        $6,206               $5,475               $13,036             $11,996
                                                        ======               ======               =======             =======
Operating income:
 Media Networks                                         $  537               $  364               $ 1,179             $   735
 Studio Entertainment                                        3                   96                    26                 239
 Theme Parks & Resorts                                     330                  311                   693                 654
 Consumer Products                                          85                   89                   293                 382
 Amortization of intangible assets                        (111)                (107)                 (222)               (215)
                                                        ------               ------               -------             -------
                                                           844                  753                 1,969               1,795
 Gain on sale of Fairchild                                  --                   --                   243                  --
                                                        ------               ------               -------             -------
                                                        $  844               $  753               $ 2,212             $ 1,795
                                                        ======               ======               =======             =======

                                    DISNEY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SEASONALITY

     Disney's businesses are subject to the effects of seasonality. Consequently, the operating results for the quarter and six months ended March 31, 2000 for each business segment, and for Disney as a whole, are not necessarily indicative of results to be expected for the full year.

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

     Theme Parks and Resorts revenues fluctuate with changes in theme park attendance and resort occupancy resulting from the seasonal nature of vacation travel. Peak attendance and resort occupancy generally occur during the summer months when school vacations occur and during early-winter and spring holiday periods.

     Consumer Products revenues are influenced by seasonal consumer purchasing behavior and the timing of animated theatrical releases.

RESULTS OF OPERATIONS

     On November 4, 1999, the Company sold Fairchild Publications, which was acquired with its 1996 acquisition of ABC, Inc. On November 17, 1999 stockholders of the Company and Infoseek approved the Company's acquisition of the remaining interest in Infoseek that the Company did not already own. As more fully discussed in Note 2 to the Condensed Combined Financial Statements, the acquisition resulted in the creation of GO.com, which comprises all of Disney and Infoseek's Internet businesses, as well as Disney's direct marketing operations. The Company now separately reports operating results for GO.com and Disney, which comprises the Company's businesses other than GO.com, plus Disney's retained interest of approximately 71%, as of March 31, 2000, in GO.com.

     To enhance comparability, certain information for the current six months and prior-year periods is presented on a pro forma basis, which assumes that these events had occurred at the beginning of fiscal 1999. The pro forma results are not necessarily indicative of the combined results that would have occurred had these events actually occurred at the beginning of fiscal 1999, nor are they necessarily indicative of future results.

     Pro forma net loss related to Disney's retained interest in GO.com excludes the impact of GO.com purchased in-process research and development expenditures of $23 million and $117 million for the six months ended March 31, 2000 and 1999, respectively.

                                     DISNEY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

Combined Results - Quarter

                                                                             Three Months Ended March 31,
                                                      ---------------------------------------------------------------------
                                                                         Pro Forma                             As Reported
                                                          2000              1999              % Change             1999
                                                      ------------      ------------       ------------        ------------
(unaudited; in millions, except per share data)
Revenues                                               $ 6,206          $  5,426                 14 %            $ 5,475
Costs and expenses                                      (5,251)           (4,576)               (15)%             (4,615)
Amortization of intangible assets                         (111)             (106)                (5)%               (107)
                                                       -------            ------                                 -------
Operating income                                           844               744                 13 %                753
Corporate and other activities                             (36)              (64)                44 %                (64)
Net interest expense                                      (122)             (171)                29 %               (172)
                                                       -------            ------                                 -------
Income before income taxes, minority
 interests and retained interest in GO.com                 686               509                 35 %                517
Income taxes                                              (286)             (207)               (38)%               (206)
Minority interests                                         (31)              (21)               (48)%                (21)
                                                       -------            ------                                 -------
Income before retained interest in GO.com                  369               281                 31 %                290
Net loss related to retained interest in GO.com           (208)             (184)               (13)%                (64)
                                                       -------            ------                                 -------
Net income                                             $   161            $   97                 66 %             $  226
                                                       =======            =======                                 ======
Earnings per share:
 Diluted                                               $  0.08            $ 0.05                 60 %             $ 0.11
                                                       =======            =======                                 ======
 Basic                                                 $  0.08            $ 0.05                 60 %             $ 0.11
                                                       =======            =======                                 ======
Earnings per share excluding retained
 interest in GO.com:
 Diluted                                                $  0.18          $ 0.13                 38 %              $ 0.14
                                                        =======          =======                                  ======
 Basic                                                  $  0.18          $ 0.14                 29 %              $ 0.14
                                                        =======          =======                                  ======
Average number of common and common
 equivalent shares outstanding:
 Diluted                                                  2,103           2,089                                    2,089
                                                        =======          =======                                  ======
 Basic                                                    2,069           2,054                                    2,054
                                                        =======          =======                                  ======

     Net income for the quarter increased 66%, or $64 million to $161 million and diluted earnings per share increased 60% to $0.08, compared to prior-year pro forma amounts, driven by increased operating income, lower net interest expense and improved corporate and other activities, partially offset by increased net loss related to the retained interest in GO.com and increased minority interests. Excluding the retained interest in GO.com, net income and diluted earnings per share increased 31% and 38% to $369 million and $0.18, respectively. Increased operating income reflected higher Media Networks, Theme Parks and Resorts and Consumer Products results, partially offset by lower Studio Entertainment results. Lower net interest expense reflected gains from the sale of investments and lower average debt balances in the current quarter, partially offset by higher interest rates in the current quarter. Corporate and other activities improved due to increased income from equity investments. The increase in net loss related to the retained interest in GO.com reflected higher costs and expenses at GO.com, driven by continued investment in Internet operations and infrastructure, a non-cash charge of $31 million to reflect the impairment of certain intangible assets and one-time employee retention payments of $17 million required by the 1999 Infoseek acquisition agreement, partially offset by Internet revenue growth.

                                    DISNEY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

     As previously noted, the Company completed its acquisition of Infoseek during the first quarter of the current fiscal year (see Note 2 to the Condensed Combined Financial Statements). The acquisition resulted in a significant increase in intangible assets at GO.com. Disney's retained interest in GO.com reflects the impact of this amortization. Acquired intangible assets are being amortized over periods ranging from two to nine years.

     The impact of amortization related to the November 1998 and November 1999 acquisitions is expected to be $455 million for the remaining six months of fiscal 2000, $707 million in 2001, $658 million in 2002, $92 million in 2003 and $13 million over the remainder of the amortization period. The Company determined the economic useful life of acquired goodwill by giving consideration to the useful lives of Infoseek's identifiable intangible assets, including developed technology, trademarks, user base, joint venture agreements and in-place workforce. In addition, the Company considered the competitive environment and the rapid pace of technological change in the Internet industry.

     On an as-reported basis, net income decreased 29% or $65 million, reflecting the items described above, as well as the consolidation of Infoseek operations beginning November 18, 1999.

Combined Results - Six Months

                                                                                 Six Months Ended March 31,
                                                   ---------------------------------------------------------------------------------
                                                                      Pro Forma                               As Reported
                                                   -------------------------------------------      --------------------------------
                                                      2000           1999          % Change              2000               1999
                                                   ---------      -----------     ------------      --------------      ------------
(unaudited; in millions, except per share
 data)
Revenues                                            $ 13,022         $11,907             9 %           $ 13,036           $11,996
Costs and expenses                                   (10,832)         (9,910)           (9)%            (10,845)           (9,986)
Amortization of intangible assets                       (222)           (213)           (4)%               (222)             (215)
Gain on sale of Fairchild                                 --              --                                243                --
                                                    --------         -------                           --------           -------
Operating income                                       1,968           1,784            10 %              2,212             1,795
Corporate and other activities                           (29)            (85)           66 %                (31)              (85)
Net interest expense                                    (315)           (334)            6 %               (317)             (335)
                                                    --------         -------                           --------           -------
Income before income taxes, minority interests
 and retained interest in GO.com                       1,624           1,365            19 %              1,864             1,375
Income taxes                                            (678)           (559)          (21)%               (915)             (572)
Minority interests                                       (62)            (43)          (44)%                (62)              (43)
                                                    --------         -------                           --------           -------
Income before retained interest in GO.com                884             763            16 %                887               760
Net (loss) income related to retained
 interest in GO.com                                     (402)           (352)          (14)%               (370)               88
                                                    --------         -------                           --------           -------
Net income                                          $    482         $   411            17 %           $    517           $   848
                                                    ========         =======                           ========           =======
Earnings per share:
 Diluted                                            $   0.23         $  0.20            15 %           $   0.25           $  0.41
                                                    ========         =======                           ========           =======
 Basic                                              $   0.23         $  0.20            15 %           $   0.25           $  0.41
                                                    ========         =======                           ========           =======
Earnings per share excluding retained
 interest in GO.com:
 Diluted                                            $   0.42         $  0.37            14 %           $   0.42           $  0.36
                                                    ========         =======                           ========           =======
 Basic                                              $   0.43         $  0.37            16 %           $   0.43           $  0.37
                                                    ========         =======                           ========           =======
Average number of common and common
 equivalent shares outstanding:
 Diluted                                               2,092           2,083                              2,092             2,083
                                                    ========         =======                           ========           =======
 Basic                                                 2,067           2,052                              2,067             2,052
                                                    ========         =======                           ========           =======

                                     DISNEY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

     On a pro forma basis, net income for the six months increased 17% to $482 million and diluted earnings per share increased 15% to $0.23, driven by increased operating income, improved corporate and other activities and decreased net interest expense, partially offset by increased net loss related to the retained interest in GO.com and increased minority interests. Excluding the retained interest in GO.com, net income and diluted earnings per share increased 16% and 14% to $884 million and $0.42, respectively. Increased operating income reflected higher Media Networks and Theme Parks and Resorts results, partially offset by lower Studio Entertainment and Consumer Products results. Corporate and other activities improved due to increased income from equity investments. Lower net interest expense reflected gains from the sale of investments and lower average debt balances in the current year, partially offset by higher interest rates and charges related to certain financial instruments in the current year. The increase in net loss related to the retained interest in GO.com reflected higher costs and expenses at GO.com, driven by continued investment in Internet operations and infrastructure, a non-cash charge of $31 million to reflect the impairment of certain intangible assets and one-time employee retention payments of $17 million, partially offset by Internet revenue growth.

     As noted above, the Company completed the sale of Fairchild Publications during the six months. The sale resulted in a pre-tax gain of $243 million. Income taxes on the transaction largely offset the pre-tax gain.

     On an as-reported basis, net income decreased 39% or $331 million and operating income increased 23% or $417 million. As-reported results reflect the items discussed above, as well as the impact of the Infoseek acquisition on the retained interest in GO.com and the sale of Fairchild Publications. Retained interest in GO.com reflects a gain on the sale of Starwave of $345 million in the prior-year period and Infoseek losses and incremental amortization of acquired intangible assets in the current period. The higher effective tax rate for the quarter reflects the income tax impact of the sale of Fairchild Publications.

                                    DISNEY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

Business Segment Results - Quarter

                                                                      Three Months Ended March 31,
                                    ----------------------------------------------------------------------------------------------
                                                                  Pro Forma                                      As Reported
                                           2000                     1999                   %Change                   1999
                                    -------------------      -------------------      -------------------      -------------------
(unaudited, in millions)
Revenues:
 Media Networks                          $2,380                   $1,825                      30 %                  $1,825
 Studio Entertainment                     1,656                    1,595                       4 %                   1,595
 Theme Parks & Resorts                    1,571                    1,414                      11 %                   1,414
 Consumer Products                          599                      592                       1 %                     641
                                         ------                   ------                                            ------
                                         $6,206                   $5,426                      14 %                  $5,475
                                         ======                   ======                                            ======
Operating income /(1)/:
 Media Networks                          $  537                   $  364                      48 %                  $  364
 Studio Entertainment                         3                       96                     (97)%                      96
 Theme Parks & Resorts                      330                      311                       6 %                     311
 Consumer Products                           85                       79                       8 %                      89
 Amortization of intangible assets         (111)                    (106)                     (5)%                    (107)
                                         ------                   ------                                            ------
                                         $  844                   $  744                      13 %                  $  753
                                         ======                   ======                                            ======

(1)  Segment results exclude intangible asset amortization. Segment earnings before interest, taxes, depreciation and amortization
     (EBITDA) is as follows:

  Media Networks                         $  572                   $  395                                            $  395
  Studio Entertainment                       16                      111                                               111
  Theme Parks & Resorts                     463                      424                                               424
  Consumer Products                         109                      110                                               120
                                         ------                   ------                                            ------
                                         $1,160                   $1,040                                            $1,050
                                         ======                   ======                                            ======

      Disney believes that segment EBITDA provides additional information useful in analyzing the underlying business results. However, segment EBITDA is a non-GAAP financial metric and should be considered in addition to, not as a substitute for, reported operating income.

Media Networks

      The following table provides supplemental revenue and operating income detail for the Media Networks segment:

                                                                          Three Months Ended March 31,
                                                        -------------------------------------------------------------
                                                              2000                  1999                 % Change
                                                        -----------------     -----------------     -----------------
(unaudited, in millions)
Revenues:
 Broadcasting                                                $1,652                $1,225                    35%
 Cable Networks                                                 728                   600                    21%
                                                             ------                ------
                                                             $2,380                $1,825                    30%
                                                             ======                ======
Operating income:
 Broadcasting                                                $  244                $  136                    79%
 Cable Networks                                                 293                   228                    29%
                                                             ------                ------
                                                             $  537                $  364                    48%
                                                             ======                ======

                                     DISNEY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

     Revenues increased 30%, or $555 million to $2.4 billion, driven by increases of $427 million from Broadcasting and $128 million at the Cable Networks. Increased Broadcasting revenues were driven by growth at the ABC television network, the Company's owned television stations and the radio networks and stations. Increases at the television network and owned television stations were driven by the Super Bowl, a strong advertising market, the continued success of Who Wants to Be a Millionaire and higher overall ratings on network programming. The strong advertising market also resulted in growth at the radio network and stations. Cable Network revenue growth was driven by increased advertising revenues due to a strong advertising market, as well as higher affiliate fees due to contractual rate adjustments and subscriber growth.

     Operating income increased 48%, or $173 million to $537 million, reflecting increased Broadcasting and Cable Network revenues, partially offset by higher costs. Costs and expenses, which consist primarily of programming rights and amortization, production costs, distribution and selling expenses and labor costs, increased 26% or $382 million, driven by higher sports programming costs, principally related to National Football League (NFL) and National Hockey League
(NHL) broadcasts. In addition, higher costs and expenses reflected increased costs associated with a higher volume of network television production, as well as start-up costs associated with the January launch of SoapNet and various international Disney Channels.

     The Company has investments in cable operations that are accounted for as unconsolidated equity investments. The table below presents "Operating Income from Cable Television Activities," which comprise the Cable Networks and the Company's cable equity investments:

                                                                               Three Months Ended March 31,
                                                            ---------------------------------------------------------------
                                                                  2000                   1999                 % Change
                                                            -----------------      -----------------      -----------------
(unaudited, in millions)
Operating income:
 Cable Networks                                                 $ 293                  $ 228                    29 %
 Equity Investments:
  A&E, Lifetime and E! Entertainment Television                   168                    133                    26 %
  Other                                                            33                    (10)                  n/m
                                                                -----                  -----
Operating income from cable television activities                 494                    351                    41 %
Partner share of operating income                                (169)                  (109)                  (55)%
                                                                -----                  -----
Disney share of operating income                                $ 325                  $ 242                    34 %
                                                                =====                  =====

     Note:   Operating Income from Cable Television Activities presented in this table represents 100% of the operating income of both the Company's owned cable businesses and its cable equity investees. The Disney share of operating income represents the Company's ownership interest in cable television operating income. Cable Networks are reported in "Operating income" in the Condensed Combined Statements of Income. Equity Investments are accounted for under the equity method and the Company's proportionate share of the net income of its cable equity investments is reported in "Corporate and other activities" in the Condensed Combined Statements of Income. Disney believes that Operating Income from Cable Television Activities provides additional information useful in analyzing the underlying business results. However, Operating Income from Cable Television Activities is a non-GAAP financial metric and should be considered in addition to, not as a substitute for, reported operating income.

     Disney's share of Cable Television Operating Income increased 34%, or $83 million to $325 million, driven by growth at the Cable Networks and increased advertising revenues at Lifetime Television, The History Channel and A&E Television.

                                     DISNEY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

Studio Entertainment

     Revenues increased 4%, or $61 million to $1.7 billion, driven by growth of $105 million in worldwide theatrical motion picture distribution, partially offset by declines of $29 million in network television production and distribution and $13 million in domestic home video. Growth in worldwide theatrical motion picture distribution reflected the performance of Scream 3 and a stronger animated film slate domestically and Toy Story 2, Tarzan and The Sixth Sense internationally. The decline in network television production and distribution reflected Home Improvement in the prior-year quarter. In domestic home video, the success of Tarzan on VHS and DVD and The Sixth Sense on DVD faced difficult comparisons to the combination of Mulan, The Waterboy and 101 Dalmatians in the prior-year quarter.

     Operating income decreased 97%, or $93 million to $3 million, due to declines in domestic home video, driven primarily by cost increases, and domestic theatrical motion picture distribution, where cost increases exceeded revenue gains. These declines were partially offset by improvements in international theatrical motion picture distribution, where cost increases only partially offset higher revenues. Costs and expenses, which consist primarily of production cost amortization, distribution and selling expenses, participations expense, product costs, labor and leasehold expenses, increased 10% or $154 million. Higher costs in domestic home video were driven by participations expense for The Sixth Sense and higher distribution costs. Cost increases in domestic theatrical motion picture distribution reflect higher production cost amortization, write-downs on Mission to Mars and Cradle Will Rock and increased promotional costs for Cider House Rules. Production cost amortization decreased in network television production and distribution due to the production of Home Improvement in the prior-year quarter and the distribution of more classic animated titles in the current quarter, which have a lower amortization cost relative to recent titles. Participations expense increased in international theatrical motion picture distribution due to Toy Story 2.

Theme Parks and Resorts

     Revenues increased 11%, or $157 million to $1.6 billion, driven by growth of $90 million at the Walt Disney World Resort, reflecting increased guest spending and record theme park attendance, $40 million at Disney Cruise Line, reflecting a full quarter of operations from both cruise ships, the Disney Magic and the Disney Wonder, compared to just the Disney Magic in the prior-year quarter, and increased guest spending at Disneyland. Increased guest spending and record attendance at the Walt Disney World Resort were driven by the ongoing Millennium Celebration. At Disneyland, 45th Anniversary Celebration merchandise sales and enhanced merchandise and food and beverage offerings throughout the park contributed to higher guest spending.

     Operating income increased 6%, or $19 million to $330 million, driven by revenue growth at the Walt Disney World Resort, results at Disney Cruise Line and higher guest spending at Disneyland. Costs and expenses, which consist principally of labor, costs of merchandise, food and beverages sold, depreciation, repairs and maintenance, entertainment and marketing and sale expense, increased 13% or $138 million. Increased operating costs were driven by the ongoing Millennium Celebration, Disney Cruise Line operations and higher theme park attendance at the Walt Disney World Resort.

Consumer Products

     Revenues increased 1%, or $7 million to $599 million, compared to prior-year pro forma amounts, driven by growth of $11 million in worldwide merchandise licensing and publishing, offset by declines of $4 million at the Disney Stores. Merchandise licensing revenues reflected increases domestically, driven by the timing of certain contractual annual minimum guarantee payments, partially offset by continued licensing softness in Europe. Disney Store revenues decreased due to lower comparative store sales, principally domestically.

                                    DISNEY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

     On an as-reported basis, revenues decreased 7% or $42 million, reflecting the items described above, as well as the impact of the disposition of Fairchild Publications in the first quarter of the current year.

     Operating income increased 8%, or $6 million to $85 million, compared to prior-year pro forma amounts, reflecting increases in domestic merchandise licensing and Disney Interactive, partially offset by continued licensing softness in Europe and lower comparative store sales at the Disney Stores, principally domestically. Improvements at Disney Interactive were driven by the success of the Who Wants to Be A Millionaire video game and the Toy Story 2 action game, as well as cost savings. Costs and expenses, which consist primarily of labor, product costs, including product development costs, distribution and selling expenses and leasehold expenses, were comparable to the prior year quarter.

     On an as-reported basis, operating income decreased 4% or $4 million, reflecting the items described above, as well as the impact of the disposition of Fairchild Publications in the first quarter of the current year.

Business Segment Results - Six Months

                                                                          Six Months Ended March 31,
                                       ---------------------------------------------------------------------------------------------
                                                               Pro Forma                                        As Reported
                                       ------------------------------------------------------      ---------------------------------
                                            2000                1999             % Change               2000                1999
                                       --------------      --------------      --------------      --------------      -------------
(unaudited, in millions)
Revenues:
 Media Networks                               $ 5,117             $ 4,133             24 %            $ 5,117             $ 4,133
 Studio Entertainment                           3,255               3,368             (3)%              3,255               3,368
 Theme Parks & Resorts                          3,148               2,856             10 %              3,148               2,856
 Consumer Products                              1,502               1,550             (3)%              1,516               1,639
                                              -------             -------                             -------             -------
                                              $13,022             $11,907              9 %            $13,036             $11,996
                                              =======             =======                             =======             =======
Operating income /(1)/:
 Media Networks                               $ 1,179             $   735             60 %            $ 1,179             $   735
 Studio Entertainment                              26                 239            (89)%                 26                 239
 Theme Parks & Resorts                            693                 654              6 %                693                 654
 Consumer Products                                292                 369            (21)%                293                 382
 Amortization of intangible assets               (222)               (213)            (4)%               (222)               (215)
                                              -------             -------                             -------             -------
                                                1,968               1,784             10 %              1,969               1,795
 Gain on sale of Fairchild                         --                  --             --                  243                  --
                                              -------             -------                             -------             -------
                                              $ 1,968             $ 1,784             10 %            $ 2,212             $ 1,795
                                              =======             =======                             =======             =======

(1)  Segment results exclude intangible asset amortization. Segment EBITDA, which also excludes depreciation, is as follows:

  Media Networks                               $1,248              $  796                             $ 1,248             $   796
  Studio Entertainment                             54                 269                                  54                 269
  Theme Parks & Resorts                           965                 887                                 965                 887
  Consumer Products                               342                 431                                 343                 444
                                               ------              ------                             -------             -------
                                               $2,609              $2,383                             $ 2,610             $ 2,396
                                               ======              ======                             =======             =======

     Disney believes that segment EBITDA provides additional information useful in analyzing the underlying business results. However, segment EBITDA is a non-GAAP financial metric and should be considered in addition to, not as a substitute for, reported operating income.

                                     DISNEY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

Media Networks

     The following table provides supplemental revenue and operating income detail for the Media Networks segment:

                                                                           Six Months Ended March 31,
                                                        -------------------------------------------------------------
                                                               2000                 1999                 % Change
                                                        -----------------     -----------------     -----------------
(unaudited, in millions)
Revenues:
 Broadcasting                                                 $3,367                  $2,740                 23%
 Cable Networks                                                1,750                   1,393                 26%
                                                              ------                  ------
                                                              $5,117                  $4,133                 24%
                                                              ======                  ======
Operating income:
 Broadcasting                                                 $  589                  $  284                107%
 Cable Networks                                                  590                     451                 31%
                                                              ------                  ------
                                                              $1,179                  $  735                 60%
                                                              ======                  ======

     Revenues increased 24%, or $984 million to $5.1 billion, driven by increases of $627 million from Broadcasting and $357 million at the Cable Networks. Increased Broadcasting revenues were driven by growth at the ABC television network, the Company's owned television stations and the radio networks and stations. Increases at the television network and owned television stations were driven by the Super Bowl, a strong advertising market, the continued success of Who Wants to Be a Millionaire and higher overall ratings on network programming, including Good Morning America. The strong advertising market also resulted in growth at the radio network and stations. Cable Network revenue growth was driven by increased advertising revenues due to a strong advertising market, as well as higher affiliate fees due to contractual rate adjustments and subscriber growth.

     Operating income increased 60%, or $444 million to $1.2 billion, reflecting increased Broadcasting and Cable Network revenues, partially offset by higher costs. Costs and expenses increased 16% or $540 million, driven by higher sports programming costs, principally related to NFL broadcasts. In addition, increased costs associated with a higher volume of network television production, as well as start-up costs associated with the January launch of SoapNet and various international Disney Channels, contributed to increased costs and expenses.

     There has been a continuing decline in viewership at all major broadcast networks, including ABC, reflecting the growth in the cable industry's share of viewers. In addition, there have been continuing increases in the cost of sports and other programming.

     During the second quarter of 1998, the Company entered into a new agreement with the NFL for the right to broadcast NFL football games on the ABC Television Network and ESPN. The contract provides for total payments of approximately $9 billion over an eight-year period, and commenced with the 1998 season. Under the terms of the contract, the NFL has the right to cancel the contract after five years. The programming rights fees under the new contract are significantly higher than those required by the previous contract and the fee increases exceed the estimated revenue increases over the contract term. The higher fees under the new contract reflect various factors, including increased competition for sports programming rights and an increase in the number of games to be broadcast by ESPN. Disney continues to pursue a variety of strategies, including marketing efforts, to reduce the impact of the higher costs. The contract's impact on the Disney's results over the remaining contract term is dependent upon a number of factors, including the strength of advertising markets, effectiveness of marketing efforts and the size of viewer audiences.

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

     The Company has investments in cable operations that are accounted for as unconsolidated equity investments. The table below presents "Operating Income from Cable Television Activities," which comprise the Cable Networks and the Company's cable equity investments:

                                                                                Six Months Ended March 31,
                                                            ---------------------------------------------------------------
                                                                   2000                   1999                 % Change
                                                            -----------------      -----------------      -----------------
(unaudited, in millions)
Operating income:
 Cable Networks                                                    $ 590                   $ 451                  31 %
 Equity Investments:
  A&E, Lifetime and E! Entertainment Television                      318                     235                  35 %
  Other                                                               51                       7                 n/m
                                                                   -----                   -----
Operating Income from Cable Television Activities                    959                     693                  38 %
Partner share of operating income                                   (318)                   (209)                (52)%
                                                                   -----                   -----
Disney share of operating income                                   $ 641                   $ 484                  32 %
                                                                   =====                   =====

     Note: Operating Income from Cable Television Activities presented in this table represents 100% of the operating income of both the Company's owned cable businesses and its cable equity investees. The Disney share of operating income represents the Company's ownership interest in cable television operating income. Cable Networks are reported in "Operating income" in the Condensed Combined Statements of Income. Equity Investments are accounted for under the equity method and the Company's proportionate share of the net income of its cable equity investments is reported in "Corporate and other activities" in the Condensed Combined Statements of Income.

     Disney's share of cable television operating income increased 32%, or $157 million to $641 million, driven by growth at the Cable Networks and increased advertising revenues at E! Entertainment Television, Lifetime Television and The History Channel.

Studio Entertainment

     Revenues decreased 3%, or $113 million to $3.3 billion, driven by declines of $187 million in worldwide home video, $52 million in network television production and distribution and $42 million in domestic theatrical motion picture distribution, partially offset by growth of $156 million in international theatrical motion picture distribution. Domestic home video revenues reflected fewer unit sales in the current year, as the prior year included the successful releases of Lion King II: Simba's Pride, Mulan, The Waterboy and 101 Dalmatians. The decline in network television production and distribution reflects the production of Home Improvement in the prior year. In domestic theatrical motion picture distribution, the success of Toy Story 2 and Scream 3 faced difficult comparisons to the prior year, which included The Waterboy, A Bug's Life and Enemy of the State. Growth in international theatrical motion picture distribution reflected the performance of Toy Story 2, Tarzan and The Sixth Sense.

                                     DISNEY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

     Operating income decreased 89%, or $213 million to $26 million, due to declines in worldwide home video and domestic theatrical motion picture distribution, driven primarily by decreased revenues. These declines were partially offset by improvements in international theatrical motion picture distribution, where cost increases only partially offset higher revenues. Costs and expenses increased 3% or $100 million. Cost increases in international theatrical motion picture distribution reflected higher production cost amortization and increased participations expense due to The Sixth Sense and Toy Story 2. Production cost amortization decreased in network television production and distribution, reflecting the production of Home Improvement in the prior year, as well as the distribution of more classic animated titles in the current year, which have a lower amortization cost relative to recent titles.

     Increases in production and participation costs are reflective of industry trends: as competition for creative talent has increased, costs within the industry have increased at a rate significantly higher than inflation.

Theme Parks and Resorts

     Revenues increased 10%, or $292 million to $3.1 billion, driven by growth of $179 million at the Walt Disney World Resort, reflecting increased guest spending, increased occupied room nights and record theme park attendance, $68 million at Disney Cruise Line reflecting a full six months of operations from both cruise ships, the Disney Magic and the Disney Wonder, compared to just the Disney Magic in the prior year, and increased guest spending at Disneyland. Increased guest spending and record attendance at the Walt Disney World Resort were driven by the ongoing Millennium Celebration; and higher occupied room nights reflected the opening of the All Star Movies Resort, which opened in the second quarter of the prior year. At Disneyland, 45th Anniversary Celebration merchandise sales and enhanced merchandise and food and beverage offerings throughout the park contributed to higher guest spending.

     Operating income increased 6%, or $39 million to $693 million, driven by revenue growth at the Walt Disney World Resort, improved results at Disney Cruise Line and higher guest spending at Disneyland. Costs and expenses increased 11% or $253 million, driven by higher theme park attendance and the ongoing Millennium Celebration at the Walt Disney World Resort and Disney Cruise Line operations.

Consumer Products

     Pro forma revenues decreased 3%, or $48 million to $1.5 billion, driven by declines of $74 million in worldwide merchandise licensing and publishing, partially offset by growth of $17 million at Disney Interactive and $10 million at the Disney Stores. Lower merchandise licensing and publishing revenues were primarily attributable to declines domestically and in Europe. Disney Interactive revenue increases were driven by the successful release of the Who Wants to Be a Millionaire video game and the Toy Story 2 action game. Disney Store revenues increased due to continued worldwide expansion, partially offset by lower comparative store sales, principally domestically.

     On an as-reported basis, revenues decreased 8% or $123 million, reflecting the items described above, as well as the impact of the disposition of Fairchild Publications in the first quarter of the current year.

     Pro forma operating income decreased 21%, or $77 million to $292 million, reflecting decreases in worldwide merchandise licensing, softer publishing results domestically and in Europe, and decreases at the Disney Stores, primarily domestically and in Japan, partially offset by increases at Disney Interactive. Costs and expenses increased 2%, or $29 million, primarily at the Disney Stores due to the addition of new stores and inventory liquidation efforts.

                                     DISNEY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

     On an as-reported basis, operating income decreased 23% or $89 million, reflecting the items described above, as well as the impact of the disposition of Fairchild Publications in the first quarter of the current year.

FINANCIAL CONDITION

     For the six months ended March 31, 2000, cash provided by operations increased $784 million to $3.3 billion, driven by higher amortization of television broadcast rights relative to cash payments, decreased income tax payments and higher film and television cost amortization.

     During the six months, Disney invested $1.3 billion to develop, produce and acquire rights to film and television properties, a decrease of $322 million, primarily due to a $310 million payment related to the acquisition of a film library in the prior year.

     During the six months, Disney invested $914 million in theme parks, resorts and other properties. These expenditures reflected continued expansion activities related to Disney's California Adventure and certain resort facilities at the Walt Disney World Resort.

     During the six months, Disney invested $91 million in Euro Disney S.C.A. to maintain its 39% ownership interest after a Euro Disney equity rights offering, the proceeds of which will be used to fund construction of a new theme park.

     Total commitments to purchase broadcast programming approximated $13.5 billion at March 31, 2000, including approximately $11.2 billion related to sports programming rights, primarily NFL, College Football, Major League Baseball and NHL. Substantially all of this amount is payable over the next six years.

     Disney expects the ABC Television Network, ESPN and the Company's television and radio stations to continue to enter into programming commitments to purchase the broadcast rights for various feature films, sports and other programming.

     During the six months, Disney repaid $1.8 billion of term debt, which matured during the period, and reduced its commercial paper borrowings by $263 million. These repayments were partially funded by proceeds of $985 million from various financing arrangements. Commercial paper borrowings outstanding as of March 31, 2000 totaled $1.7 billion, with maturities of up to one year, supported by bank facilities totaling $4.8 billion, which expire in one to five years and allow for borrowings at various interest rates. Disney also has the ability to borrow under a U.S. shelf registration statement and a euro medium-term note program, which collectively permit the issuance of up to approximately $4.6 billion of additional debt.

     Disney acquires shares of its stock on an ongoing basis and is authorized as of March 31, 2000 to purchase up to an additional 395 million shares. During the six months, a subsidiary of Disney acquired approximately 3.8 million shares of Disney common stock for approximately $115 million. Disney also used $434 million to fund dividend payments during the first quarter.

     Disney believes that its financial condition is strong and that its cash, other liquid assets, operating cash flows, access to equity capital markets and borrowing capacity, taken together, provide adequate resources to fund ongoing operating requirements and future capital expenditures related to the expansion of existing businesses, including GO.com, and development of new projects.

                                     DISNEY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

OTHER MATTERS

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 Revenue Recognition in Financial Statements (SAB
101). SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. Disney will adopt SAB 101 no later than the first quarter of fiscal 2001 and is evaluating the effect that such adoption may have on its combined results of operations and financial position.


FORWARD-LOOKING STATEMENTS

     The Private Securities Litigation Reform Act of 1995 (the Act) provides a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or oral statements that the Company believes are "forward-looking," including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to the Company's stockholders. The Company believes that all statements that express expectations and projections with respect to future matters, including the launching or prospective development of new business initiatives; anticipated motion picture or television releases; and Internet or theme park and resort projects, are forward-looking statements within the meaning of the Act. These statements are made on the basis of management's views and assumptions, as of the time the statements are made, regarding future events and business performance. There can be no assurance, however, that management's expectations will necessarily come to pass.

     Factors that may affect forward-looking statements. For an enterprise as large and complex as the Company, a wide range of factors could materially affect future developments and performance. A list of such factors is set forth in the Company's Annual Report on Form 10-K for the year ended September 30, 1999 under the heading "Factors that may affect forward-looking statements."

                                                                        ANNEX II

                       The [LOGO OF WALT DISNEY] Company



                                     GO.com

                    CONDENSED COMBINED FINANCIAL INFORMATION

                                     GO.com
   (The Internet and Direct Marketing businesses of The Walt Disney Company)

                  CONDENSED COMBINED STATEMENTS OF OPERATIONS
                In thousands, except per share data (unaudited)

                                                             Three Months Ended                         Six Months Ended
                                                                  March 31,                                 March 31,
                                                   ------------------------------------      ------------------------------------
                                                        2000                 1999                 2000                 1999
                                                   ---------------      ---------------      ---------------      ---------------
Revenues                                              $  97,576            $  41,567            $ 199,719            $ 118,153
Costs and expenses:
 Cost of revenues                                      (88,208)             (31,382)            (168,139)             (77,014)
 Sales and marketing                                   (59,073)             (16,698)            (118,062)             (41,374)
 Other operating expenses                              (67,787)              (9,719)            (114,999)             (17,993)
 Depreciation                                           (9,178)              (1,898)             (14,101)              (3,572)
 Amortization of intangible assets                    (233,168)                  --             (347,684)                  --
Gain on sale of Starwave                                    --                   --                   --              345,048
                                                     ---------            ---------            ---------            ---------
Operating (loss) income                               (359,838)             (18,130)            (563,266)             323,248
Corporate and other activities                          (2,325)              (4,176)              (4,521)             (10,118)
Equity in Infoseek loss                                     --              (76,760)             (40,575)            (172,078)
Net interest expense                                    (4,411)              (2,107)              (6,229)              (3,232)
                                                     ---------            ---------            ---------            ---------
(Loss) income before income taxes and minority
 interests                                            (366,574)            (101,173)            (614,591)             137,820
Income tax benefit (expense)                            63,051               36,935              101,494              (50,405)
Minority interests                                      11,320                   --               18,428                  252
                                                     ---------            ---------            ---------            ---------
Net (loss) income                                    $(292,203)           $ (64,238)           $(494,669)           $  87,667
                                                     =========            =========            =========            =========


Net (loss) income attributed to:
 Disney common stock/(1)/                            $(208,274)           $ (64,238)           $(370,067)           $  87,667
                                                     =========            =========            =========            =========
 GO.com common stock                                 $ (83,929)           $     n/a            $(124,602)           $     n/a
                                                     =========            =========            =========            =========


Loss per share attributed to GO.com:
 Diluted and Basic                                      $(1.88)           $     n/a            $   (2.83)           $     n/a
                                                     =========            =========            =========            =========


Average number of common and common equivalent
 shares outstanding:
 Diluted and Basic                                      44,547                  n/a               44,021                  n/a
                                                     =========            =========            =========            =========

________________
(1) Net (loss) income attributed to Disney common stock includes 100% of GO.com's losses through November 17, 1999, and approximately 72% thereafter.


              See Notes to Condensed Combined Financial Statements

                                     GO.com
   (The Internet and Direct Marketing businesses of The Walt Disney Company)

                       CONDENSED COMBINED BALANCE SHEETS
                            In thousands (unaudited)

                                                                                  March 31,             September 30,
                                                                                    2000                    1999
                                                                           -------------------      -------------------
ASSETS
Current Assets
 Cash and cash equivalents                                                     $    4,053                $  5,530
 Receivables (net of allowance for doubtful accounts of $16,608 and
  $4,791)                                                                          62,429                  17,763
 Inventories                                                                       20,419                  43,521
 Deferred income taxes                                                             39,265                   8,993
 Other assets                                                                       9,141                  13,905
                                                                               ----------                --------
    Total current assets                                                          135,307                  89,712
Loan receivable from Disney                                                        35,621                      --
Investments                                                                        40,796                 505,210
Deferred income taxes                                                              18,135                      --

Property and equipment, at cost                                                   163,057                  53,509
Accumulated depreciation                                                          (74,085)                (18,928)
                                                                               ----------                --------
                                                                                   88,972                  34,581
Projects in progress                                                                   --                   6,112
                                                                               ----------                --------
                                                                                   88,972                  40,693
Intangible assets, net                                                          1,957,017                  64,389
Other assets                                                                        2,857                   6,420
                                                                               ----------                --------
                                                                               $2,278,705                $706,424
                                                                               ==========                ========
LIABILITIES AND GROUP EQUITY
Current Liabilities
 Accounts and taxes payable and other accrued liabilities                      $  128,796                $ 90,997
 Current portion of borrowings                                                      8,324                  28,313
 Unearned royalties and other advances                                             21,751                   6,312
                                                                               ----------                --------
    Total current liabilities                                                     158,871                 125,622
Loan payable to Disney                                                                 --                  19,000
Borrowings                                                                             --                  90,350
Deferred income taxes                                                                  --                  58,396
Other long term liabilities, unearned royalties and other advances                  6,013                      --
Minority interests                                                                 23,613                  42,041
Group equity                                                                    2,090,208                 371,015
                                                                               ----------                --------
                                                                               $2,278,705                $706,424
                                                                               ==========                ========


              See Notes to Condensed Combined Financial Statements

                                    GO.com
   (The Internet and Direct Marketing businesses of The Walt Disney Company)

                  CONDENSED COMBINED STATEMENTS OF CASH FLOWS
                           In thousands (unaudited)

                                                                         Six Months Ended March 31,
                                                                    -----------------------------------
                                                                        2000                    1999
                                                                    -----------              -----------
NET (LOSS) INCOME                                                    $(494,669)               $  87,667


OPERATING ITEMS NOT REQUIRING CASH OUTLAYS
  Depreciation                                                          14,101                    3,572
  Amortization of intangibles                                          347,684                       --
  Charge for in-process research and development                        23,322                       --
  Impairment charges                                                    35,849                       --
  Gain on sale of Starwave                                                                     (345,048)
  Equity in Infoseek loss                                               40,575                  172,078
  Minority interests                                                   (18,428)                    (252)
  Other                                                                  1,516                    6,564


CHANGES IN ASSETS AND LIABILITIES                                       53,582                   10,528
                                                                     ---------                ---------
                                                                       498,201                 (152,558)
                                                                     ---------                ---------
CASH PROVIDED BY (USED IN) OPERATIONS                                    3,532                  (64,891)
                                                                     ---------                ---------

INVESTING ACTIVITIES
  Investments in property and equipment                                (19,779)                  (9,354)
  Acquisitions (net of cash acquired)                                   17,551                  (70,013)
  Purchases of investments                                             (36,570)                      --
                                                                     ---------                ---------
                                                                       (38,798)                 (79,367)
                                                                     ---------                ---------
FINANCING ACTIVITIES
  Capital contributions from Disney, net                                21,514                  143,527
  Borrowings                                                             6,928                       --
  Reduction of borrowings                                               (1,711)                  (6,950)
  Stock options exercised                                               14,634
  Reduction of borrowings from Disney, net                              (7,576)                      --
                                                                     ---------                ---------
                                                                        33,789                  136,577
                                                                     ---------                ---------
Decrease in cash and cash equivalents                                   (1,477)                  (7,681)
Cash and cash equivalents, beginning of period                           5,530                    7,684
                                                                     ---------                ---------
Cash and cash equivalents, end of period                             $   4,053                $       3
                                                                     =========                =========



             See Notes to Condensed Combined Financial Statements

                                    GO.com

               NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS

1. These condensed combined financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these condensed combined financial statements. Operating results for the quarter and six months are not necessarily indicative of the results that may be expected for the year ending September 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto for the Company included in its Annual Report on Form 10-K for the year ended September 30, 1999 as well as the combined financial statements and footnotes thereto for Disney's existing Internet businesses (hereinafter referred to as GO.com) for the year ended September 30, 1998, included in the joint proxy statement/prospectus of The Walt Disney Company and Infoseek Corporation, filed on Form S-4 dated September 30, 1999 and the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999.

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

     The acquisition was effected by the creation and issuance of a new class of common stock, called GO.com common stock, in exchange for outstanding Infoseek shares, at an exchange rate of 1.15 shares of GO.com for each Infoseek share. Upon consummation of the acquisition, the Company combined its Internet and direct marketing businesses with Infoseek to create a single Internet and direct marketing business called GO.com.

     Disney retains an interest of approximately 71% in GO.com at March 31, 2000. Effective November 18, 1999, shares of the Company's existing common stock were reclassified as Disney common stock, to track the financial performance of the Company's businesses other than GO.com, plus Disney's retained interest in GO.com.

     The acquisition has been accounted for as a purchase, and the acquisition cost of $2.1 billion has been allocated to the assets acquired and liabilities assumed based on estimates of their respective fair values. Assets acquired totaled $130 million and liabilities assumed were $46 million. A total of approximately $2.0 billion, representing the excess of acquisition cost over the fair value of Infoseek's net assets, has been allocated to intangible assets, including goodwill of $1.9 billion, and is being amortized over two to nine years. The Company determined the economic useful life of acquired goodwill by giving consideration to the useful lives of Infoseek's identifiable intangible assets, including developed technology, trademarks, user base, joint venture agreements and in-place workforce. In addition, the Company considered the competitive environment and the rapid pace of technological change in the Internet industry. During the quarter ended December 31, 1999, GO.com recorded charges for purchased in-process research and development expenditures totaling $23.3 million.

                                    GO.com

               NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS

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


                                                                                   Six Months Ended March 31,
                                                                         --------------------------------------------
                                                                                        2000                     1999
                                                                         --------------------------------------------
(unaudited; in thousands, except per share data)
Revenues                                                                           $ 223,188                $ 182,390
Net loss                                                                            (561,612)                (488,560)
Net loss attributed to GO.com common stock                                          (159,947)                (136,440)

Diluted and basic loss per share attributed to GO.com common stock                 $   (3.63)               $   (3.19)



     Pro forma amounts for the six months exclude purchased in-process research and development expenditures of $23.3 million and $116.2 million, in 2000 and 1999, respectively, and the Starwave gain in fiscal 1999.

3. Diluted and basic loss per share amounts for the six months reflect the results of operations after November 17, 1999, the date the Company acquired the remaining interest in Infoseek that it did not already own and first issued GO.com common stock, through March 31, 2000. Diluted loss per share amounts are calculated using the treasury stock method and are based upon the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares are excluded from the computation in periods in which they would have an anti-dilutive effect. The difference between basic and diluted earnings per share is solely attributable to stock options, which are considered anti-dilutive when option exercise prices exceed the weighted average market price per share of common stock during the period. For the quarter and six months ended March 31, 2000, all GO.com stock options were anti-dilutive and, accordingly, options for 14.3 million and 12.4 million shares were excluded from the loss per share calculation, respectively.

4. During the quarter, GO.com recorded a $30.8 million non-cash impairment charge related to goodwill and other intangible assets for an Internet business. Based upon a significant decrease in revenues relative to budget, GO.com performed an impairment assessment in accordance with Statement of Financial Accounting Standards No. 121 Accounting for the Impairment of Long-lived Assets to Be Disposed Of, and accordingly, wrote the assets down to their fair value, which was determined based upon projected discounted future cash flows.

5. In April 2000, the Company's Board of Directors approved a share repurchase program for up to five million shares of GO.com common stock in the open market. No shares have been repurchased under this program.

                                    GO.com

               NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS

6.   Comprehensive (loss) income is as follows:

                                                      Three Months Ended                 Six Months Ended
                                                           March 31,                         March 31,
                                                  ---------------------------        ------------------------
(unaudited, in thousands)                            2000              1999             2000           1999
                                                  ---------          --------        ---------       --------
Net (loss) income                                 $(292,203)         $(64,238)       $(494,669)      $87,667
Unrealized holding gain (loss), net                   1,102                --           (1,444)           --
                                                  ---------          --------        ---------       -------
Comprehensive (loss) income                       $(291,101)         $(64,238)       $(496,113)      $87,667
                                                  =========          ========        =========       =======

7. The operating segments reported below are the segments of GO.com for which separate financial information is available and for which operating income or loss amounts are evaluated regularly by executive management in deciding how to allocate resources and in assessing performance.


                                                Three Months Ended March 31,                 Six Months Ended March 31,
                                               -----------------------------                 --------------------------
(unaudited, in thousands)                         2000                1999                     2000             1999
                                               ---------            --------                 ---------        --------
Revenues:
  Internet:
    Media                                      $  55,621            $  9,375                 $  86,268        $ 18,766
    Commerce                                      18,001               5,596                    36,716          10,894
                                               ---------            --------                 ---------        --------
                                                  73,622              14,971                   122,984          29,660
  Direct Marketing                                23,954              26,596                    76,735          88,493
                                               ---------            --------                 ---------        --------
                                               $  97,576            $ 41,567                 $ 199,719        $118,153
                                               =========            ========                 =========        ========
Operating (loss) income:
  Internet                                     $(118,936)           $(12,012)                $(201,145)       $(20,615)
  Direct Marketing                                (7,734)             (6,118)                  (14,437)         (1,185)
                                               ---------            --------                 ---------        --------
                                                (126,670)            (18,130)                 (215,582)        (21,800)
  Amortization of intangible assets             (233,168)                 --                  (347,684)             --
                                               ---------            --------                 ---------        --------
                                                (359,838)            (18,130)                 (563,266)        (21,800)
  Gain on sale of Starwave                            --                  --                        --         345,048
                                               ---------            --------                 ---------        --------
                                               $(359,838)           $(18,130)                $(563,266)       $323,248
                                               =========            ========                 =========        ========

                                    GO.com

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SEASONALITY

     GO.com's businesses are subject to the effects of seasonality. Consequently, the operating results for the quarter and six months ended March 31, 2000 for each business segment, and for GO.com as a whole, are not necessarily indicative of results to be expected for the full year.

     Internet commerce and Direct Marketing revenues fluctuate with seasonal consumer purchasing behavior, with a significant portion of annual revenues generated in the first quarter.

     Internet media revenues are influenced by advertiser demand and visitor traffic.


RESULTS OF OPERATIONS

     On November 17, 1999, the stockholders of the Company and Infoseek approved the Company's acquisition of the remaining interest in Infoseek that the Company did not already own. As more fully discussed in Note 2 to the Condensed Combined Financial Statements, the acquisition resulted in the creation of GO.com, which comprises all of Disney's Internet businesses and Infoseek, as well as Disney's direct marketing operations. The Company now separately reports operating results for GO.com and Disney, which comprises the Company's businesses other than GO.com, plus Disney's retained interest of approximately 71% as of March 31, 2000, in GO.com.

     GO.com's results of operations have incorporated Infoseek's activity since the date of the acquisition. To enhance comparability, operating results for the current six months and prior-year periods have been presented on a pro forma basis, which assumes that the acquisition of the remaining interest in Infoseek and subsequent creation of GO.com had occurred at the beginning of fiscal 1999. The pro forma results are not necessarily indicative of the combined results that would have occurred had the acquisition actually occurred at the beginning of fiscal 1999, nor are they necessarily indicative of future results.

     Pro forma operating loss for the six months excludes purchased in-process research and development expenditures of $23.3 million and $72.6 million in 2000 and 1999, respectively, and the Starwave gain in fiscal 1999.

                                     GO.com

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

Combined Results - Quarter

                                                                              Three Months Ended March 31,
                                                            -------------------------------------------------------------
                                                                              Pro Forma                       As Reported
                                                              2000              1999            % Change          1999
                                                            ----------        ----------        --------      -----------
(unaudited; in thousands, except per share data)
Revenues                                                    $  97,576         $  70,797            38 %        $  41,567
Cost of revenues                                              (88,208)          (51,130)          (73)%          (31,382)
Sales and marketing                                           (59,073)          (45,819)          (29)%          (16,698)
Other operating expenses                                      (67,787)          (21,152)         (220)%           (9,719)
Depreciation                                                   (9,178)           (5,238)          (75)%           (1,898)
                                                            ---------         ---------                        ---------
                                                             (126,670)          (52,542)         (141)%          (18,130)
Amortization of intangible assets                            (233,168)         (227,419)           (3)%               --
                                                            ---------         ---------                        ---------
Operating loss                                               (359,838)         (279,961)          (29)%          (18,130)
Corporate and other activities                                 (2,325)           (1,742)          (33)%           (4,176)
Equity in Infoseek loss                                            --                --                          (76,760)
Net interest (expense) income                                  (4,411)            1,915          (330)%           (2,107)
                                                            ---------         ---------                        ---------
Loss before income taxes and minority interests              (366,574)         (279,788)          (31)%         (101,173)
Income tax benefit                                             63,051            24,621           156 %           36,935
Minority interests                                             11,320               267           n/m                 --
                                                            ---------         ---------                        ---------
Net loss                                                    $(292,203)        $(254,900)          (15)%        $ (64,238)
                                                            =========         =========                        =========
Net loss attributed to:
 Disney common stock                                        $(208,274)        $(183,714)          (13)%        $ (64,238)
                                                            =========         =========                        =========
 GO.com common stock                                        $ (83,929)        $ (71,186)          (18)%        $     n/a
                                                            =========         =========                        =========
Loss per share attributed to GO.com common
 stock:
 Diluted and Basic                                          $   (1.88)        $   (1.66)          (13)%        $     n/a
                                                            =========         =========                        =========
Loss per share attributed to GO.com common
 stock excluding amortization of intangibles /(1)/:
 Diluted and Basic                                          $   (0.47)        $   (0.21)         (124)%        $     n/a
                                                            =========         =========                        =========
Average number of common and common equivalent
 shares outstanding /(2)/:
 Diluted and Basic                                             44,547            42,834                              n/a
                                                            =========         =========                        =========

(1) GO.com believes that loss per share excluding amortization of intangible assets provides additional information useful in analyzing business results. Loss per share excluding amortization of intangible assets is a non-GAAP financial metric and should be considered in addition to, not as a substitute for, reported loss per share.

(2) Total shares amount to 155,091 and 153,378 shares for 2000 and 1999, respectively, including 110,544 shares attributable to Disney's retained interest in GO.com.

     Net loss, net loss attributable to GO.com common stock and diluted loss per share for the quarter increased 15% to $292.2 million, 18% to $83.9 million and 13% to $1.88, respectively, compared to the prior-year pro forma amounts. These increases were driven by increased operating losses in both the Internet and Direct Marketing segments, including increased amortization of intangible assets and an increase in net interest expense resulting from a non-cash charge to reflect the impairment of an investment. Higher amortization of intangible assets reflected incremental intangible assets associated with the acquisitions of interests in Soccernet.com and toysmart.com in the third and fourth quarters of fiscal 1999, respectively. These increases were partially offset by minority interest adjustments and a higher effective tax benefit rate reflecting tax benefits provided by losses from operations, which are larger relative to losses attributable to goodwill amortization which generate no tax benefits.

                                     GO.com

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

     As previously discussed, the Company completed its acquisition of Infoseek during the quarter ended December 31, 1999 (see Note 2 to the Condensed Combined Financial Statements). The acquisition resulted in a significant increase in intangible assets. Intangible assets are being amortized over periods ranging from two to nine years.

     The impact of amortization related to the November 1998 and November 1999 acquisitions is expected to be $454.9 million for the remaining six months of fiscal 2000, $707.0 million in 2001, $657.9 million in 2002, $91.6 million in 2003 and $13.4 million over the remainder of the amortization period. GO.com determined the economic useful life of acquired goodwill by giving consideration to the useful lives of Infoseek's identifiable intangible assets, including developed technology, trademarks, user base, joint venture agreements and in-place workforce. In addition, GO.com considered the competitive environment and the rapid pace of technological change in the Internet industry.

     On as-reported basis, net loss increased by $228.0 million. The as-reported comparison reflects the items described above, as well as Infoseek losses and the incremental amortization of intangible assets in the current quarter related to the Infoseek acquisition, and equity in Infoseek losses in the prior-year quarter.

                                     GO.com

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

Combined Results - Six Months

                                                                              Six Months Ended March 31,
                                                  ---------------------------------------------------------------------------------
                                                                    Pro Forma                                  As Reported
                                                  --------------------------------------------          ---------------------------
                                                     2000             1999            % Change            2000              1999
                                                  ----------        ----------        --------          ---------        ----------
(unaudited; in thousands, except per
 share data)
Revenues                                          $ 223,188         $ 182,390             22%           $ 199,719        $ 118,153
Cost of revenues                                   (184,688)         (112,266)           (65)%           (168,139)         (77,014)
Sales and marketing                                (128,330)         (101,875)           (26)%           (118,062)         (41,374)
Other operating expenses                           (103,457)          (38,651)          (168)%           (114,999)         (17,993)
Depreciation                                        (15,982)          (10,298)           (55)%            (14,101)          (3,572)
                                                  ---------         ---------                           ---------        ---------
                                                   (209,269)          (80,700)          (159)%           (215,582)         (21,800)
Amortization of intangible assets                  (466,337)         (454,838)            (3)%           (347,684)              --
Gain on sale of Starwave                                 --                --             --                   --          345,048
                                                  ---------         ---------                           ---------        ---------
Operating (loss) income                            (675,606)         (535,538)           (26)%           (563,266)         323,248
Corporate and other activities                       (4,130)           (3,448)           (20)%             (4,521)         (10,118)
Equity in Infoseek loss                                  --                --             --              (40,575)        (172,078)
Net interest (expense) income                        (4,801)            2,734           (276)%             (6,229)          (3,232)
                                                  ---------         ---------                           ---------        ---------
(Loss) income before income taxes and
 minority interests                                (684,537)         (536,252)           (28)%           (614,591)         137,820
Income tax benefit (expense)                        104,486            47,190            121%             101,494          (50,405)
Minority interests                                   18,439               502            n/m               18,428              252
                                                  ---------         ---------                           ---------        ---------
Net (loss) income                                 $(561,612)        $(488,560)           (15)%          $(494,669)       $  87,667
                                                  =========         =========                           =========        =========
Net (loss) income attributed to:
 Disney common stock                              $(401,665)        $(352,120)           (14)%          $(370,067)       $  87,667
                                                  =========         =========                           =========        =========
 GO.com common stock/(1)/                         $(159,947)        $(136,440)           (17)%          $(124,602)       $     n/a
                                                  =========         =========                           =========        =========
Loss per share attributed to
 GO.com/(1)/:
 Diluted and Basic                                $   (3.63)        $   (3.19)           (14)%          $   (2.83)       $     n/a
                                                  =========         =========                           =========        =========
Loss per share attributed to GO.com
 excluding amortization of
 intangibles/(1)(2)/:
 Diluted and Basic                                $   (0.77)        $   (0.33)          (133)%          $   (0.71)       $     n/a
                                                  =========         =========                           =========        =========
Average number of common and
 common equivalent shares
 outstanding/(3)/:

 Diluted and Basic                                   44,021            42,834                              44,021              n/a
                                                  =========         =========                           =========        =========

(1) As-reported amounts reflect the period from November 18, 1999 (date of issuance of GO.com common stock) through March 31, 2000.

(2) GO.com believes that loss per share excluding amortization of intangible assets provides additional information useful in analyzing business results. Loss per share excluding amortization of intangible assets is a non-GAAP financial metric and should be considered in addition to, not as a substitute for, reported loss per share.

(3) Total shares amount to 154,565 and 153,378 shares for 2000 and 1999, respectively, including 110,544 shares attributable to Disney's retained interest in GO.com.

                                    GO.com

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

     On a pro forma basis, net loss, net loss attributed to GO.com common stock and diluted loss per share increased 15% to $561.6 million, 17% to $159.9 million and 14% to $3.63, respectively. These increases were driven by higher operating losses in both the Internet and Direct Marketing segments, including increased amortization of intangible assets and an increase in net interest expense resulting from a non-cash charge to reflect the impairment of an investment. Higher amortization of intangible assets reflects incremental intangible assets associated with the acquisitions of interests in Soccernet.com and toysmart.com. These increases were partially offset by minority interest adjustments and a higher effective tax benefit rate reflecting tax benefits provided by losses from operations, which are larger relative to losses attributable to goodwill amortization which generate no tax benefits.

     On an as-reported basis, net loss, net loss attributed to GO.com common stock and diluted loss per share were $494.7 million, $124.6 million and $2.83, respectively. As-reported results reflect the items described above, decreased corporate and other activities due to a change in the manner of accounting for Starwave and related businesses, the gain on the sale of Starwave in the first quarter of fiscal 1999 and the consolidation of Infoseek's operations beginning November 18, 1999.

     Costs and expenses for the remainder of the year are expected to reflect continued investment in infrastructure and new initiatives and incremental marketing and sales expenditures.


Business Segment Results - Quarter


                                                                           Three Months Ended March 31,
                                         -------------------------------------------------------------------------------------------
                                                                        Pro Forma                                     As Reported
                                                 2000                     1999                  % Change                  1999
                                         -------------------      -------------------      -------------------      ----------------
(unaudited, in thousands)
Revenues:
 Internet:
  Media                                            $  55,621                $  34,739                      60 %         $  9,375
  Commerce and other                                  18,001                    9,462                      90 %            5,596
                                                   ---------                ---------                                   --------
                                                      73,622                   44,201                      67 %           14,971
 Direct Marketing                                     23,954                   26,596                     (10)%           26,596
                                                   ---------                ---------                                   --------
                                                   $  97,576                $  70,797                      38 %         $ 41,567
                                                   =========                =========                                   ========
Operating loss: /(1)/
 Internet                                          $(118,936)               $ (46,424)                   (156)%         $(12,012)
 Direct Marketing                                     (7,734)                  (6,118)                    (26)%           (6,118)
                                                   ---------                ---------                                   --------
                                                    (126,670)                 (52,542)                   (141)%          (18,130)
 Amortization of intangible assets                  (233,168)                (227,419)                     (3)%                -
                                                   ---------                ---------                                   --------
                                                   $(359,838)               $(279,961)                    (29)%         $(18,130)
                                                   =========                =========                                   ========


(1) Segment results exclude intangible asset amortization. Segment earnings before interest, taxes, depreciation and amortization (EBITDA) is as follows:


 Internet                                          $(110,628)               $ (41,699)                                  $(10,627)
 Direct Marketing                                     (6,864)                  (5,605)                                    (5,605)
                                                   ---------                 --------                                   --------
                                                   $(117,492)               $ (47,304)                                  $(16,232)
                                                   =========                 ========                                   ========


     GO.com believes that segment EBITDA provides additional information useful in analyzing the underlying business results. However, segment EBITDA is a non-GAAP financial metric and should be considered in addition to, not as a substitute for, reported operating loss.

                                    GO.com

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

Internet

     Revenues increased 67%, or $29.4 million to $73.6 million compared to prior-year pro forma amounts, driven by growth in both media and commerce revenues. Media revenues, which consist primarily of advertising and sponsorship agreements, licensing of site content and subscriptions from member-only sites that provide subscribers with exclusive content and games, increased 60%, or $20.9 million to $55.6 million, reflecting higher advertising and sponsorship revenues driven by increased advertiser demand and higher online site traffic at the ABC-branded Web sites, ESPN.com, the GO.com portal, Family.com and Disney.com. Commerce revenues increased 90%, or $8.5 million to $18.0 million, driven by increased sales at DisneyStore.com, growth in intranet search software sales, operations at toysmart.com which was acquired during the fourth quarter of fiscal 1999, and increased sales at DisneyTravel.com. Commerce revenue growth reflected a 111% increase in the average number of monthly orders across GO.com's commerce sites due to increased site traffic.

     On an as-reported basis, revenues increased 392% or $58.7 million, reflecting the items described above, as well as the operations of Infoseek, which were consolidated into GO.com beginning November 18, 1999.

     Operating loss increased 156%, or $72.5 million to $118.9 million compared to prior-year pro forma amounts, reflecting higher costs and expenses, partially offset by increased revenues. Costs and expenses, which consists primarily of cost of revenues, sales and marketing, other operating expenses and depreciation, increased 112%, or $101.9 million. Cost of revenues, which consist primarily of employee compensation, third-party development and engineering costs, hosting and delivery costs associated with GO.com's Web sites, and the cost of commerce merchandise, increased primarily due to continued investment in Web site operations and infrastructure, new product initiatives, continued product development, and one-time employee retention payments of $7.9 million required by the 1999 Infoseek acquisition agreement. Sales and marketing expenses increased due to operations at toysmart.com, expanded promotion of commerce businesses and one-time employee retention payments of $5.2 million, partially offset by reduced marketing at the GO.com portal. Increased other operating expenses were driven by a non-cash charge of $30.8 million to reflect the impairment of certain intangible assets, continued infrastructure investment, one-time employee retention payments of $4.2 million and operations at toysmart.com.

     On an as-reported basis, operating loss increased $106.9 million to $118.9 million, reflecting the items described above, as well as losses at Infoseek, which was consolidated into GO.com beginning November 18, 1999.

Direct Marketing

     Revenues decreased 10%, or $2.6 million to $24.0 million due principally to lower catalog response rates. Lower revenues also reflected inventory liquidation initiatives during the quarter.

     Operating loss increased 26%, or $1.6 million to $7.7 million, reflecting a 10% decline in revenues partially offset by a decrease in costs and expenses. Costs and expenses, which consist primarily of costs of goods sold reported as cost of revenues, selling and marketing, other operating expenses and depreciation decreased 3% or $1.0 million, principally due to lower cost of revenues as a result of lower sales volumes.

                                    GO.com

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

Business Segment Results - Six Months


                                                                          Six Months Ended March 31,
                                    ------------------------------------------------------------------------------------------------
                                                             Pro Forma                                           As Reported
                                    ---------------------------------------------------------      ---------------------------------
                                          2000                1999               % Change                2000               1999
                                    ---------------      ---------------      ---------------      ---------------      ------------
(unaudited, in thousands)
Revenues:
 Internet:
  Media                                $ 108,026            $  76,325               42 %              $  86,268           $ 18,766
  Commerce and other                      38,427               17,572              119 %                 36,716             10,894
                                       ---------            ---------                                 ---------           --------
                                         146,453               93,897               56 %                122,984             29,660
 Direct Marketing                         76,735               88,493              (13)%                 76,735             88,493
                                       ---------            ---------                                 ---------           --------
                                       $ 223,188            $ 182,390               22 %              $ 199,719           $118,153
                                       =========            =========                                 =========           ========
Operating (loss) income: /(1)/
 Internet                              $(194,832)           $ (79,515)            (145)%              $(201,145)          $(20,615)
 Direct Marketing                        (14,437)              (1,185)             n/m                  (14,437)            (1,185)
                                       ---------            ---------                                 ---------           --------
                                        (209,269)             (80,700)            (159)%               (215,582)           (21,800)
 Amortization of intangible assets      (466,337)            (454,838)              (3)%               (347,684)                --
                                       ---------            ---------                                 ---------           ---------
                                        (675,606)            (535,538)             (26)%               (563,266)           (21,800)
 Gain on sale of Starwave                     --                                    --                       --            345,048
                                       ---------            ---------                                 ---------           --------
                                       $(675,606)           $(535,538)             (26)%              $(563,266)          $323,248
                                       =========            =========                                 =========           ========

(1) Segment results exclude intangible asset amortization. Segment EBITDA, which also excludes depreciation, is as follows:


 Internet                              $(180,672)           $ (70,207)                                $(188,866)          $(18,033)
 Direct Marketing                        (12,615)                (195)                                  (12,615)              (195)
                                       ---------            ---------                                 ---------           --------
                                       $(193,287)           $ (70,402)                                $(201,481)          $(18,228)
                                       =========            =========                                 =========           ========


     GO.com believes that segment EBITDA provides additional information useful in analyzing the underlying business results. However, segment EBITDA is a non-GAAP financial metric and should be considered in addition to, not as a substitute for, reported operating loss.

Internet

     Pro forma revenues increased 56%, or $52.6 million to $146.5 million, reflecting growth in both media and commerce revenues. Media revenues increased 42%, or $31.7 million to $108.0 million, reflecting higher advertising and sponsorship revenues driven by increased advertiser demand and higher online site traffic at ESPN.com, certain ABC-branded sites, the GO.com portal, Disney.com, and Family.com. Commerce revenues increased 119%, or $20.9 million to $38.4 million, driven by strong holiday-season sales at the DisneyStore.com, operations at toysmart.com, which was acquired during the fourth quarter of 1999, growth in intranet search software sales, and increased sales at DisneyTravel.com. Commerce revenue growth reflected a 175% increase in the average number of monthly orders across GO.com's commerce sites due to increased site traffic.

     On an as-reported basis, revenues increased 315%, or $93.3 million to $123.0 million, reflecting the items described above, as well as the operations of Infoseek, which were consolidated into GO.com beginning November 18, 1999.

     Pro forma operating loss increased 145%, or $115.3 million to $194.8 million, reflecting higher costs and expenses which increased 97% or $167.9 million, partially offset by increased revenues. Cost of revenues increased primarily due to continued investment in Web site operations and infrastructure, new product initiatives, continued product development, operations at toysmart.com and a one-time employee retention payment of $7.9 million

                                    GO.com

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

required by the 1999 Infoseek acquisition agreement. Sales and marketing expenses increased due to operations at toysmart.com, expanded promotion of commerce businesses, and one-time employee retention payments of $5.2 million, partially offset by reduced marketing at the GO.com portal. Increased other operating expenses were driven by a non-cash charge of $30.8 million to reflect the impairment of goodwill and certain intangible assets, continued infrastructure investment, one-time employee retention payments of $4.2 million and operations at toysmart.com.

     On an as-reported basis, operating loss increased $180.5 million to $201.1 million, reflecting the items described above, as well as losses at Infoseek, which was consolidated into GO.com beginning November 18, 1999.

Direct Marketing

     Revenues decreased 13%, or $11.8 million to $76.7 million due principally to lower catalog response rates. Lower response rates reflected a higher proportion of mailings targeting new customers during the six months. Lower revenues also reflected inventory liquidation initiatives.

     Operating loss increased $13.3 million to $14.4 million, compared to $1.2 million in the prior-year reflecting a 13% decline in revenues and a 2% or $1.5 million increase in costs and expenses. Cost of revenues declined due to lower sales volumes, while sales and marketing increased due primarily to an increase in the volume of catalogs mailed.

FINANCIAL CONDITION

     GO.com's cash needs are funded by Disney and such funding is accounted for as either a capital contribution from Disney (i.e., as an increase in GO.com's group equity and Disney's retained interest in GO.com), or as a loan.

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

     For the six months ended March 31, 2000, cash provided by operations of $3.5 million was driven by tax benefits attributed to GO.com's operations, partially offset by higher pre-tax losses before non-cash items.

     From October 1, 1999 through the November 17, 1999 Infoseek acquisition, GO.com received $21.5 million in capital contribution funding from Disney.

     GO.com made payments to Disney during the six months ended March 31, 2000 totaling $7.6 million representing cash that was transferred to Disney pursuant to Disney's treasury and cash management policies.

                                    GO.com

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

OTHER MATTERS

     In April 2000, the Financial Accounting Standards Board Emerging Issues Task Force issued EITF Issue No. 00-2 Accounting for Web Site Development Costs. GO.com will adopt the consensus in the Issue in the fourth quarter of fiscal 2000, and is evaluating the effect that such adoption may have on its combined results of operations and financial position.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 Revenue Recognition in Financial Statements (SAB
101). SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. GO.com will adopt SAB 101 no later than the first quarter of fiscal 2001 and is evaluating the effect that such adoption may have on its combined results of operations and financial position.


FORWARD-LOOKING STATEMENTS

     The Private Securities Litigation Reform Act of 1995 (the Act) provides a safe harbor for forward-looking statements made by or on behalf of GO.com. GO.com and its representatives may from time to time make written or oral statements that GO.com believes are "forward-looking," including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to GO.com stockholders. GO.com believes that all statements that express expectations and projections with respect to future matters, including the launching or prospective development of new business initiatives; and Internet projects, are forward-looking statements within the meaning of the Act. These statements are made on the basis of management's views and assumptions, as of the time the statements are made, regarding future events and business performance. There can be no assurance, however, that management's expectations will necessarily come to pass.

     Factors that may affect forward-looking statements . A wide range of factors could materially affect future developments and performance. A list of such factors is set forth in the Company's Annual Report on Form 10-K for the year ended September 30, 1999 under the heading "Factors that may affect forward-looking statements."

                                                                       Annex III



                       The [LOGO OF WALT DISNEY] Company






                            THE WALT DISNEY COMPANY

                  CONDENSED CONSOLIDATED FINANCIAL INFORMATION

                            THE WALT DISNEY COMPANY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                In millions, except per share data (unaudited)



                                                             Three Months Ended                         Six Months Ended
                                                                  March 31,                                 March 31,
                                                   ------------------------------------      ------------------------------------
                                                        2000                 1999                 2000                 1999
                                                   ---------------      ---------------      ---------------      ---------------
Revenues                                                   $ 6,303              $ 5,516             $ 13,235             $ 12,113
Costs and expenses                                          (5,475)              (4,674)             (11,260)             (10,125)
Amortization of intangible assets                             (344)                (107)                (570)                (215)
Gain on sale of Fairchild                                       --                   --                  243                   --
Gain on sale of Starwave                                        --                   --                   --                  345
                                                           -------              -------             --------             --------
Operating income                                               484                  735                1,648                2,118
Corporate and other activities                                 (38)                 (70)                 (35)                (108)
Equity in Infoseek loss                                         --                  (75)                 (41)                (159)
Net interest expense                                          (126)                (174)                (323)                (338)
                                                           -------              -------             --------             --------
Income before income taxes and minority interests              320                  416                1,249                1,513
Income taxes                                                  (223)                (169)                (813)                (622)
Minority interests                                             (20)                 (21)                 (44)                 (43)
                                                           -------              -------             --------             --------
Net income                                                 $    77              $   226             $    392             $    848
                                                           =======              =======             ========             ========
Earnings (loss) attributed to:
 Disney common stock/(1)/                                  $   161              $   226             $    517             $    848
 GO.com common stock                                           (84)                  --                 (125)                  --
                                                           -------              -------             --------             --------
                                                           $    77              $   226             $    392             $    848
                                                           =======              =======             ========             ========
Earnings (loss) per share attributed to:
 Disney/(1)/
  Diluted                                                  $  0.08              $  0.11             $   0.25             $   0.41
                                                           =======              =======             ========             ========
  Basic                                                    $  0.08              $  0.11             $   0.25             $   0.41
                                                           =======              =======             ========             ========
 GO.com (basic and diluted)                                $ (1.88)                 n/a             $  (2.83)                 n/a
                                                           =======              =======             ========             ========
Average number of common and common equivalent
    shares outstanding:
 Disney
  Diluted                                                    2,103                2,089                2,092                2,083
                                                           =======              =======             ========             ========
  Basic                                                      2,069                2,054                2,067                2,052
                                                           =======              =======             ========             ========
 GO.com (basic and diluted)                                     45                  n/a                   44                  n/a
                                                           =======              =======             ========             ========

________________
(1) Including Disney's retained interest in GO.com. Disney's retained interest in GO.com reflects 100% of GO.com's losses through November 17, 1999, and approximately 72% thereafter.



           See Notes to Condensed Consolidated Financial Statements

                                                                           III-1

                            THE WALT DISNEY COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                        In millions, except share data


                                                                          March 31,     September 30,
                                                                            2000             1999
                                                                        -----------------------------
                                                                         (unaudited)
ASSETS
Current Assets
 Cash and cash equivalents                                                  $   860           $   414
 Receivables                                                                  3,979             3,633
 Inventories                                                                    727               796
 Film and television costs                                                    4,001             4,071
 Deferred income taxes                                                          635               607
 Other assets                                                                   742               679
                                                                            -------           -------
  Total current assets                                                       10,944            10,200
Film and television costs                                                     2,534             2,489
Investments                                                                   2,037             2,434
Theme parks, resorts and other property, at cost
 Attractions, buildings and equipment                                        16,192            15,869
 Accumulated depreciation                                                    (6,659)           (6,220)
                                                                            -------           -------
                                                                              9,533             9,649
 Projects in progress                                                         1,767             1,272
 Land                                                                           481               425
                                                                            -------           -------
                                                                             11,781            11,346
Intangible assets, net                                                       17,002            15,695
Other assets                                                                  1,285             1,515
                                                                            -------           -------
                                                                            $45,583           $43,679
                                                                            =======           =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
 Accounts and taxes payable and other accrued liabilities                   $ 5,117           $ 4,588
 Current portion of borrowings                                                2,837             2,415
 Unearned royalties and other advances                                          892               704
                                                                            -------           -------
  Total current liabilities                                                   8,846             7,707
Borrowings                                                                    7,706             9,278
Deferred income taxes                                                         2,558             2,660
Other long term liabilities, unearned royalties and other advances            2,723             2,711
Minority interests                                                              394               348
Stockholders' Equity
 Preferred stock, $.01 par value
  Authorized--100 million shares, Issued--None
 Common Stock
  Common stock--Disney, $.01 par value
    Authorized--3.6 billion, Issued--2.1 billion                              9,574             9,324
  Common stock--GO.com, $.01 par value
    Authorized--1.0 billion, Issued--45.0 million                             2,177                --
 Retained earnings                                                           12,239            12,281
 Cumulative translation and other                                               (19)              (25)
                                                                            -------           -------
                                                                             23,971            21,580
 Treasury stock, at cost, 29 million shares                                    (605)             (605)
 Shares held by TWDC Stock Compensation Fund II, at
  cost--0.4 million shares                                                      (10)               --
                                                                            -------           -------
                                                                             23,356            20,975
                                                                            -------           -------
                                                                            $45,583           $43,679
                                                                            =======           =======

           See Notes to Condensed Consolidated Financial Statements

                                                                           III-2

                            THE WALT DISNEY COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            In millions (unaudited)

                                                                             Six Months Ended March 31,
                                                                          --------------------------------
                                                                                 2000                1999
                                                                              --------             --------
NET INCOME                                                                    $    392             $    848


OPERATING ITEMS NOT REQUIRING CASH OUTLAYS
 Amortization of film and television costs                                       1,518                1,287
 Depreciation                                                                      457                  408
 Amortization of intangibles                                                       570                  215
 Gain on sale of Fairchild                                                        (243)                  --
 Gain on sale of Starwave                                                           --                 (345)
 Minority interests                                                                 44                   43
 Equity in Infoseek loss                                                            41                  159
 Other                                                                              42                    5


CHANGES IN ASSETS AND LIABILITIES                                                  510                 (141)
                                                                              --------             --------
                                                                                 2,939                1,631
                                                                              --------             --------
CASH PROVIDED BY OPERATIONS                                                      3,331                2,479
                                                                              --------             --------


INVESTING ACTIVITIES
 Dispositions                                                                      688                   --
 Film and television costs                                                      (1,303)              (1,625)
 Investments in theme parks, resorts and other property                           (934)                (737)
 Investment in Euro Disney                                                         (91)                  --
 Acquisitions (net of cash acquired)                                                18                 (230)
 Other                                                                              47                    2
                                                                              --------             --------
                                                                                (1,575)              (2,590)
                                                                              --------             --------
FINANCING ACTIVITIES
 Commercial paper borrowings, net                                                 (263)                 134
 Other borrowings                                                                  992                1,318
 Reduction of borrowings                                                        (1,772)                (758)
 Dividends                                                                        (434)                  --
 Repurchases of Disney common stock                                               (115)                 (19)
 Exercise of stock options and other                                               282                   99
                                                                              --------             --------
                                                                                (1,310)                 774
                                                                              --------             --------
Increase in cash and cash equivalents                                              446                  663
Cash and cash equivalents, beginning of period                                     414                  127
                                                                              --------             --------
Cash and cash equivalents, end of period                                      $    860             $    790
                                                                              ========             ========

           See Notes to Condensed Consolidated Financial Statements

                                                                           III-3

                            THE WALT DISNEY COMPANY

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. These condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these condensed consolidated financial statements. In December 1999, DVD Financing, Inc. (DFI), a subsidiary of Disney Vacation Development, Inc. and an indirect subsidiary of the Company, completed a receivables sale transaction. In connection with this sale, DFI prepares separate financial statements, although its separate assets and liabilities are also consolidated in these financial statements. Operating results for the quarter and six months are not necessarily indicative of the results that may be expected for the year ending September 30, 2000. Certain reclassifications have been made in the fiscal 1999 financial statements to conform to the fiscal 2000 presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1999.

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

     The acquisition was effected by the creation and issuance of a new class of common stock, called GO.com common stock, in exchange for outstanding Infoseek shares, at an exchange rate of 1.15 shares of GO.com for each Infoseek share. Upon consummation of the acquisition, the Company combined its Internet and direct marketing businesses with Infoseek to create a single Internet and direct marketing business called GO.com.

     Disney retains an interest of approximately 71% in GO.com at March 31, 2000. Effective November 18, 1999, shares of the Company's existing common stock were reclassified as Disney common stock, to track the financial performance of the Company's businesses other than GO.com, plus Disney's retained interest in GO.com.

     The acquisition has been accounted for as a purchase, and the acquisition cost of $2.1 billion has been allocated to the assets acquired and liabilities assumed based on estimates of their respective fair values. Assets acquired totaled $130 million and liabilities assumed were $46 million. A total of approximately $2.0 billion, representing the excess of acquisition cost over the fair value of Infoseek's net assets, has been allocated to intangible assets, including goodwill of $1.9 billion, and is being amortized over two to nine years. The Company determined the economic useful life of acquired goodwill by giving consideration to the useful lives of Infoseek's identifiable intangible assets, including developed technology, trademarks, user base, joint venture agreements and in-place workforce. In addition, the Company considered the competitive environment and the rapid pace of technological change in the Internet industry.

     In November 1999, the Company sold Fairchild Publications which it had acquired as part of the 1996 acquisition of ABC, Inc., generating a pre-tax gain of $243 million.

     The Company's consolidated results of operations have incorporated Infoseek's activity, on a consolidated basis, from November 18, 1999 and the activity of Fairchild Publications through the date of its disposal. The unaudited pro forma information below presents combined results of operations as if the Infoseek acquisition and the disposition of Fairchild Publications had occurred at the beginning of fiscal 1999. The unaudited pro forma information is not necessarily indicative of results of operations had the Infoseek acquisition and the disposition of Fairchild Publications occurred at the beginning of fiscal 1999, nor is it necessarily indicative of future results.

                                                                           III-4

                            THE WALT DISNEY COMPANY

                                                                                  Six Months Ended March 31,
                                                                                  --------------------------
                                                                                      2000          1999
                                                                                  ----------     ----------
  (unaudited; in millions, except per share data)
  Revenues                                                                        $ 13,245        $ 12,089
  Net income                                                                           323             274
  Diluted earnings (loss) per share
    Disney                                                                        $   0.23        $   0.20
    GO.com                                                                        $  (3.63)       $  (3.19)

     Pro forma amounts for the six-month periods exclude purchased in-process research and development expenditures of $23 million and $117 million in 2000 and 1999, respectively, the gain on the sale of Fairchild Publications in fiscal 2000 and the Starwave gain in fiscal 1999.

3. During the six months, the Company repaid $1.8 billion of term debt, which matured during the period, and reduced its commercial paper borrowings by $263 million. These repayments were partially funded by proceeds of $992 million from various financing arrangements having effective interest rates ranging from 5.96% to 6.32% and maturities in fiscal 2002 through 2015.

4. During 1998, the Company's Board of Directors decided to move to an annual, rather than quarterly, dividend policy to reduce costs and simplify payments to stockholders. During the first quarter of fiscal 2000, the Company paid a dividend of $434 million ($0.21 per share) applicable to fiscal 1999.

5. Diluted earnings per share amounts are calculated using the treasury stock method and are based upon the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares are excluded from the computation in periods in which they would have an anti-dilutive effect. The difference between basic and diluted earnings per share is solely attributable to stock options, which are considered anti-dilutive when option exercise prices exceed the weighted average market price per share of common stock during the period. For the three months ended March 31, 2000 and 1999, options for 12 million and 17 million shares, respectively, were excluded from the Disney diluted earnings per share calculation. For the six-month periods, options for 32 million and 22 million shares, respectively, were excluded. For the quarter and six months ended March 31, 2000, all GO.com stock options were anti-dilutive and, accordingly, options for 14 million and 12 million shares, respectively, were excluded from the GO.com earnings per share calculation.

     Net loss per share attributed to GO.com reflects the results of operations after November 17, 1999, the date the Company acquired the remaining interest in Infoseek that it did not already own and first issued GO.com common stock.

6. During the six months, a subsidiary of the Company repurchased 3.8 million shares of Disney common stock for approximately $115 million. Under its share repurchase program, the Company is authorized to purchase up to an additional 395 million shares. The Company evaluates share repurchase decisions on an ongoing basis, taking into account borrowing capacity, management's target capital structure, and other investment opportunities.

     In April of the current year, the Company's Board of Directors also approved a share repurchase program for up to five million shares of GO.com common stock in the open market. No shares have been repurchased under this program.

                                                                           III-5

                            THE WALT DISNEY COMPANY

7.   Comprehensive income is as follows:

                                                                  Three Months Ended                        Six Months Ended
                                                                      March 31,                                March 31,
                                                        -----------------------------------      ----------------------------------
 (unaudited, in millions)                                     2000               1999                 2000               1999
                                                        ---------------     ---------------      ---------------     --------------
 Net income                                                  $  77              $ 226                $ 392              $ 848
 Cumulative translation and other adjustments, net of
  tax                                                           13                 (3)                   6                (11)
                                                             -----              -----                -----              -----
 Comprehensive income                                        $  90              $ 223                $ 398              $ 837
                                                             =====              =====                =====              =====

8. The operating segments reported below are the segments of the Company for which separate financial information is available and for which operating income or loss amounts are evaluated regularly by executive management in deciding how to allocate resources and in assessing performance.

     During the first quarter of the current year, the Company completed the merger of television production activities of the Walt Disney Studios with those of the ABC Television Network. Accordingly, television production activities formerly reported in Studio Entertainment are now reported in the Media Networks segment. All prior-year amounts have been restated to reflect the current presentation.

                                              Three Months Ended              Six Months Ended
                                                  March 31,                       March 31,
                                         --------------------------     ---------------------------
(unaudited, in millions)                    2000            1999           2000              1999
                                         ---------        ---------     ---------         ---------
Revenues:
  Media Networks                           $2,380          $1,825        $ 5,117          $  4,133
                                         --------          ------        -------           -------
  Studio Entertainment
    Third parties                           1,631           1,579          3,206             3,332
    Intersegment                               25              16             49                36
                                         --------          ------        -------          --------
                                            1,656           1,595          3,255             3,368
                                         --------          ------        -------          --------
  Theme Parks & Resorts                     1,571           1,414          3,148             2,856
                                         --------          ------        -------          --------
  Consumer Products
    Third parties                             624             657          1,565             1,675
    Intersegment                              (25)            (16)           (49)              (36)
                                         --------          ------        -------          --------
                                              599             641          1,516             1,639
                                         --------          ------        -------          --------
  GO.com                                       97              41            199               117
                                         --------          ------        -------          --------
                                           $6,303          $5,516        $13,235          $ 12,113
                                         ========          ======        =======          ========
Operating income (loss):
  Media Networks                           $  537          $  364        $ 1,179          $    735
  Studio Entertainment                          3              96             26               239
  Theme Parks & Resorts                       330             311            693               654
  Consumer Products                            85              89            293               382
  GO.com                                     (127)            (18)          (216)              (22)
  Amortization of intangible assets          (344)           (107)          (570)             (215)
                                         --------          ------        -------          --------
                                              484             735          1,405             1,773
  Gain on sale of Fairchild                    --              --            243                --
  Gain on sale of Starwave                     --              --             --               345
                                         --------          ------        -------          --------
                                           $  484          $  735        $ 1,648          $  2,118
                                         ========          ======        =======          ========

                                                                        III-6

                            THE WALT DISNEY COMPANY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SEASONALITY

     The Company's businesses are subject to the effects of seasonality. Consequently, the operating results for the quarter and six months ended March 31, 2000 for each business segment, and for the Company as a whole, are not necessarily indicative of results to be expected for the full year.

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

     Theme Parks and Resorts revenues fluctuate with changes in theme park attendance and resort occupancy resulting from the seasonal nature of vacation travel. Peak attendance and resort occupancy generally occur during the summer months when school vacations occur and during early-winter and spring holiday periods.

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


RESULTS OF OPERATIONS

     On November 4, 1999, the Company sold Fairchild Publications, which was acquired with its 1996 acquisition of ABC, Inc. On November 17, 1999, stockholders of the Company and Infoseek approved the Company's acquisition of the remaining interest in Infoseek that the Company did not already own. To enhance comparability, certain information for the current six months and prior-year periods is presented on a pro forma basis, which assumes that these events had occurred at the beginning of fiscal 1999. The pro forma results are not necessarily indicative of the consolidated results that would have occurred had these events actually occurred at the beginning of fiscal 1999, nor are they necessarily indicative of future results.

     Pro forma operating income excludes purchased in-process research and development expenditures of $23 million and $73 million for the six months ended March 31, 2000 and 1999, respectively.

                                                                           III-7

                            THE WALT DISNEY COMPANY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

Consolidated Results - Quarter

                                                                            Three Months Ended March 31,
                                          ------------------------------------------------------------------------------------------
                                                                         Pro Forma                                     As Reported
                                                  2000                     1999                  % Change                 1999
                                          -------------------      -------------------      -------------------      ---------------
(unaudited, in millions)

Revenues                                         $ 6,303                  $ 5,496                   15 %                 $ 5,516
Costs and expenses                                (5,475)                  (4,698)                 (17)%                  (4,674)
Amortization of intangible assets                   (344)                    (333)                  (3)%                    (107)
                                                 -------                  -------                                        -------
Operating income                                     484                      465                    4 %                     735
Corporate and other activities                       (38)                     (66)                  42 %                     (70)
Equity in Infoseek loss                               --                       --                                            (75)
Net interest expense                                (126)                    (169)                  25 %                    (174)
                                                 -------                  -------                                        -------
Income before income taxes and minority
   interests                                         320                      230                   39 %                     416
Income taxes                                        (223)                    (183)                 (22)%                    (169)
Minority interests                                   (20)                     (21)                   5 %                     (21)
                                                 -------                  -------                                        -------
Net income                                       $    77                  $    26                    n/m                 $   226
                                                 =======                  =======                                        =======

     Net income for the quarter increased to $77 million compared to prior-year pro forma net income of $26 million, driven by decreased net interest expense, improvements in corporate and other activities and higher operating income. Lower net interest expense reflected gains from the sale of investments and lower average debt balances in the current quarter, partially offset by higher interest rates in the current quarter. Corporate and other activities improved due to increased income from equity investments. Increased operating income reflected higher Media Networks, Theme Parks and Resorts and Consumer Products results, partially offset by lower Studio Entertainment and GO.com results and increased amortization of intangible assets.

     As previously noted, the Company completed its acquisition of Infoseek during the first quarter (see Note 2 to the Condensed Consolidated Financial Statements). The acquisition resulted in a significant increase in intangible assets. Intangible assets are being amortized over periods ranging from two to nine years.

     The impact of amortization related to the November 1998 and November 1999 acquisitions is expected to be $455 million for the remaining six months of fiscal 2000, $707 million in 2001, $658 million in 2002, $92 million in 2003 and $13 million over the remainder of the amortization period. The Company determined the economic useful life of acquired goodwill by giving consideration to the useful lives of Infoseek's identifiable intangible assets, including developed technology, trademarks, user base, joint venture agreements and in-place workforce. In addition, the Company considered the competitive environment and the rapid pace of technological change in the Internet industry.

     On an as-reported basis, net income decreased from $226 million to $77 million. The as-reported comparison reflects the items described above, as well as Infoseek losses and the incremental amortization of intangible assets related to the Infoseek acquisition in the current quarter, and equity in Infoseek losses in the prior-year quarter. The higher effective tax rate for the current quarter reflects the impact of incremental non-deductible amortization of intangible assets related to the Infoseek acquisition.

                                                                           III-8

                            THE WALT DISNEY COMPANY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

Consolidated Results - Six Months

                                                                            Six Months Ended March 31,
                                                    -------------------------------------------------------------------------------
                                                                   Pro Forma                                    As Reported
                                                    -----------------------------------------         -----------------------------
                                                      2000           1999          % Change              2000                1999
                                                    --------       --------      ------------         ---------            --------
(unaudited, in millions)
Revenues                                            $ 13,245       $ 12,089            10 %            $ 13,235            $ 12,113
Costs and expenses                                   (11,265)       (10,173)          (11)%             (11,260)            (10,125)
Amortization of intangible assets                       (688)          (667)           (3)%                (570)               (215)
Gain on sale of Fairchild                                 --             --            --                   243                  --
Gain on sale of Starwave                                  --             --            --                    --                 345
                                                    --------       --------                            --------            --------
Operating income                                       1,292          1,249             3 %               1,648               2,118
Corporate and other activities                           (33)           (89)           63 %                 (35)               (108)
Equity in Infoseek loss                                   --             --            --                   (41)               (159)
Net interest expense                                    (319)          (331)            4 %                (323)               (338)
                                                    --------       --------                            --------            --------
Income before income taxes and minority
   interests                                             940            829            13 %               1,249               1,513
Income taxes                                            (573)          (512)          (12)%                (813)               (622)
Minority interests                                       (44)           (43)           (2)%                 (44)                (43)
                                                    --------       --------                            --------            --------
Net income                                          $    323       $    274            18 %            $    392            $    848
                                                    ========       ========                            ========            ========

     On a pro forma basis, net income for the six months increased 18%, or $49 million to $323 million, driven by improvements in corporate and other activities, higher operating income and decreased net interest expense. Corporate and other activities improved due to increased income from equity investments. Increased operating income reflected higher Media Networks and Theme Parks and Resorts results, partially offset by lower Studio Entertainment, Consumer Products and GO.com results and increased amortization of intangible assets. Lower net interest expense reflected gains from the sale of investments and lower average debt balances in the current period, partially offset by higher interest rates and charges related to certain financial instruments in the current period.

     As noted above, the Company completed the sale of Fairchild Publications during the first quarter. The sale resulted in a pre-tax gain of $243 million. Income taxes on the transaction largely offset the pre-tax gain.

     On an as-reported basis, net income decreased 54% or $456 million and operating income decreased 22% or $470 million. The as-reported results reflect the items described above, as well as the impact of the sale of Fairchild Publications and equity in Infoseek loss in the current six months and the gain on the sale of Starwave and higher Infoseek equity losses in the prior-year period. The prior-year equity in Infoseek loss includes a charge for purchased in-process research and development expenditures of $44 million. Current-period as-reported operating income and net income also reflect higher Infoseek losses and increased amortization of intangible assets resulting from the Infoseek acquisition and a $23 million charge for purchased in-process research and development expenditures. The higher effective tax rate for the current six months reflects the income tax impact of the sale of Fairchild Publications and the impact of higher non-deductible amortization of intangible assets.

                                                                           III-9

                            THE WALT DISNEY COMPANY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

Business Segment Results - Quarter

                                                          Three Months Ended March 31,
                                          -----------------------------------------------------------
                                                         Pro Forma                       As Reported
                                           2000            1999            % Change         1999
                                          ------         ---------        ----------     -----------
(unaudited, in millions)
Revenues:
 Media Networks                           $2,380          $1,825             30 %          $1,825
 Studio Entertainment                      1,656           1,595              4 %           1,595
 Theme Parks & Resorts                     1,571           1,414             11 %           1,414
 Consumer Products                           599             592              1 %             641
 GO.com                                       97              70             39 %              41
                                          ------          ------                           ------
                                          $6,303          $5,496             15 %          $5,516
                                          ======          ======                           ======
Operating income (loss): /(1)/
 Media Networks                           $  537          $  364             48 %          $  364
 Studio Entertainment                          3              96            (97)%              96
 Theme Parks & Resorts                       330             311              6 %             311
 Consumer Products                            85              79              8 %              89
 GO.com                                     (127)            (52)           n/m               (18)
 Amortization of intangible assets          (344)           (333)            (3)%            (107)
                                          ------          ------                           ------
                                          $  484          $  465              4 %          $  735
                                          ======          ======                           ======


(1) Segment results exclude intangible asset amortization. Segment earnings before interest, taxes, depreciation and amortization (EBITDA) is as follows:

Media Networks                  $  572       $  395                    $  395
Studio Entertainment                16          111                       111
Theme Parks & Resorts              463          424                       424
Consumer Products                  109          110                       120
GO.com                            (117)         (47)                      (16)
                                ------       ------                    ------
                                $1,043       $  993                    $1,034
                                ======       ======                    ======

     The Company believes that segment EBITDA provides additional information useful in analyzing the underlying business results. However, segment EBITDA is a non-GAAP financial metric and should be considered in addition to, not as a substitute for, reported operating income.

Media Networks

     The following table provides supplemental revenue and operating income detail for the Media Networks segment:

                                                    Three Months Ended March 31,
                                          -----------------------------------------------
                                            2000               1999             % Change
                                          -------             ------           ----------
(unaudited, in millions)
Revenues:
 Broadcasting                              $1,652             $1,225               35%
 Cable Networks                               728                600               21%
                                           ------             ------
                                           $2,380             $1,825               30%
                                           ======             ======
Operating income:
 Broadcasting                              $  244             $  136               79%
 Cable Networks                               293                228               29%
                                           ------             ------
                                           $  537             $  364               48%
                                           ======             ======

                                                                          III-10

                       THE WALT DISNEY COMPANY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

     Revenues increased 30%, or $555 million to $2.4 billion, driven by increases of $427 million from Broadcasting and $128 million at the Cable Networks. Increased Broadcasting revenues were driven by growth at the ABC television network, the Company's owned television stations and the radio networks and stations. Increases at the television network and owned television stations were driven by the Super Bowl, a strong advertising market, the continued success of Who Wants to Be a Millionaire and higher overall ratings on network programming. The strong advertising market also resulted in growth at the radio network and stations. Cable Network revenue growth was driven by increased advertising revenues due to a strong advertising market, as well as higher affiliate fees due to contractual rate adjustments and subscriber growth.

     Operating income increased 48%, or $173 million to $537 million, reflecting increased Broadcasting and Cable Network revenues, partially offset by higher costs. Costs and expenses, which consist primarily of programming rights and amortization, production costs, distribution and selling expenses and labor costs, increased 26% or $382 million, driven by higher sports programming costs, principally related to National Football League (NFL) and National Hockey League
(NHL) broadcasts. In addition, higher costs and expenses reflected increased costs associated with a higher volume of network television production, as well as start-up costs associated with the January launch of SoapNet and various international Disney Channels.

     The Company has investments in cable operations that are accounted for as unconsolidated equity investments. The table below presents "Operating Income from Cable Television Activities," which comprise the Cable Networks and the Company's cable equity investments:

                                                                            Three Months Ended March 31,
                                                                      ---------------------------------------
                                                                        2000          1999         % Change
                                                                      --------      -------      ------------
      (unaudited, in millions)
      Operating income:
       Cable Networks                                                  $ 293         $ 228           29 %
       Equity Investments:
        A&E, Lifetime and E! Entertainment Television                    168           133           26 %
        Other                                                             33           (10)         n/m
                                                                       -----         -----
      Operating Income from Cable Television Activities                  494           351           41 %
      Partner share of operating income                                 (169)         (109)         (55)%
                                                                       -----         -----
      Company share of operating income                                $ 325         $ 242           34 %
                                                                       =====         =====

Note:   Operating Income from Cable Television Activities presented in this table represents 100% of the operating income of both the Company's owned cable businesses and its cable equity investees. The Company's share of operating income represents the Company's ownership interest in cable television operating income. Cable Networks are reported in "Operating income" in the Condensed Consolidated Statements of Income. Equity Investments are accounted for under the equity method and the Company's proportionate share of the net income of its cable equity investments is reported in "Corporate and other activities" in the Condensed Consolidated Statements of Income. The Company believes that Operating Income from Cable Television Activities provides additional information useful in analyzing the underlying business results. However, Operating Income from Cable Television Activities is a non-GAAP financial metric and should be considered in addition to, not as a substitute for, reported operating income.

                                                                          III-11

                            THE WALT DISNEY COMPANY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

     The Company's share of Cable Television Operating Income increased 34%, or $83 million to $325 million, driven by growth at the Cable Networks and increased advertising revenues at Lifetime Television, The History Channel and A&E Television.

Studio Entertainment

     Revenues increased 4%, or $61 million to $1.7 billion, driven by growth of $105 million in worldwide theatrical motion picture distribution, partially offset by declines of $29 million in network television production and distribution and $13 million in domestic home video. Growth in worldwide theatrical motion picture distribution reflected the performance of Scream 3 and a stronger animated film slate domestically and Toy Story 2, Tarzan and The Sixth Sense internationally. The decline in network television production and distribution reflected Home Improvement in the prior-year quarter. In domestic home video, the success of Tarzan on VHS and DVD and The Sixth Sense on DVD faced difficult comparisons to the combination of Mulan, The Waterboy and 101 Dalmatians in the prior-year quarter.

     Operating income decreased 97%, or $93 million to $3 million, due to declines in domestic home video, driven primarily by cost increases, and domestic theatrical motion picture distribution, where cost increases exceeded revenue gains. These declines were partially offset by improvements in international theatrical motion picture distribution, where cost increases only partially offset higher revenues. Costs and expenses, which consist primarily of production cost amortization, distribution and selling expenses, participations expense, product costs, labor and leasehold expenses, increased 10% or $154 million. Higher costs in domestic home video were driven by participations expense for The Sixth Sense and higher distribution costs. Cost increases in domestic theatrical motion picture distribution reflected higher production cost amortization, write-downs on Mission to Mars and Cradle Will Rock and increased promotional costs for Cider House Rules. Production cost amortization decreased in network television production and distribution due to the production of Home Improvement in the prior-year quarter and the distribution of more classic animated titles in the current quarter, which have a lower amortization cost relative to recent titles. Participations expense increased in international theatrical motion picture distribution due to Toy Story 2.

Theme Parks and Resorts

     Revenues increased 11%, or $157 million to $1.6 billion, driven by growth of $90 million at the Walt Disney World Resort, reflecting increased guest spending and record theme park attendance, $40 million at Disney Cruise Line, reflecting a full quarter of operations from both cruise ships, the Disney Magic and the Disney Wonder, compared to just the Disney Magic in the prior-year quarter, and increased guest spending at Disneyland. Increased guest spending and record attendance at the Walt Disney World Resort were driven by the ongoing Millennium Celebration. At Disneyland, 45th Anniversary Celebration merchandise sales and enhanced merchandise and food and beverage offerings throughout the park contributed to higher guest spending.

     Operating income increased 6%, or $19 million to $330 million, driven by revenue growth at the Walt Disney World Resort, results at Disney Cruise Line and higher guest spending at Disneyland. Costs and expenses, which consist principally of labor, costs of merchandise, food and beverages sold, depreciation, repairs and maintenance, entertainment and marketing and sale expense, increased 13% or $138 million. Increased operating costs were driven by the ongoing Millennium Celebration, Disney Cruise Line operations and higher theme park attendance at the Walt Disney World Resort.

                                                                          III-12

                            THE WALT DISNEY COMPANY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

Consumer Products

     Revenues increased 1%, or $7 million to $599 million, compared to prior-year pro forma amounts, driven by growth of $11 million in worldwide merchandise licensing and publishing, offset by declines of $4 million at the Disney Stores. Merchandise licensing revenues reflected increases domestically, driven by the timing of certain contractual annual minimum guarantee payments, partially offset by continued licensing softness in Europe. Disney Store revenues decreased due to lower comparative store sales, principally domestically.

     On an as-reported basis, revenues decreased 7% or $42 million, reflecting the items described above, as well as the impact of the disposition of Fairchild Publications in the first quarter of the current year.

     Operating income increased 8%, or $6 million to $85 million, compared to prior-year pro forma amounts, reflecting increases in domestic merchandise licensing and Disney Interactive, partially offset by continued licensing softness in Europe and lower comparative store sales at the Disney Stores, principally domestically. Improvements at Disney Interactive were driven by the success of the Who Wants to Be A Millionaire video game and the Toy Story 2 action game, as well as cost savings. Costs and expenses, which consist primarily of labor, product costs, including product development costs, distribution and selling expenses and leasehold expenses, were comparable to the prior year quarter.

     On an as-reported basis, operating income decreased 4% or $4 million, reflecting the items described above, as well as the impact of the disposition of Fairchild Publications in the first quarter of the current year.

GO.com

     Revenues increased 39%, or $27 million to $97 million, compared to prior year pro forma amounts, driven by an increase of $30 million in Internet revenues, partially offset by a $3 million decrease in Direct Marketing revenues. Internet revenue growth was driven by increased advertising and sponsorship revenues reflecting increased advertiser demand and online site traffic, sales growth at DisneyStore.com, higher intranet software sales, operations at toysmart.com, which was acquired in the fourth quarter of fiscal 1999, and increased sales at DisneyTravel.com. Lower Direct Marketing revenues were due principally to lower catalog response rates and inventory liquidation efforts.

     On an as-reported basis, revenues increased 137% or $56 million, reflecting the items described above, as well as the operations of Infoseek, which was consolidated into GO.com beginning November 18, 1999.

     Operating loss increased $75 million to $127 million, compared to prior-year pro forma amounts, reflecting increased costs and expenses, partially offset by higher Internet revenues. Costs and expenses, which consist primarily of cost of revenues, sales and marketing costs, other operating expenses and depreciation expense increased 84% or $102 million. Higher costs and expenses were driven by continued investment in Internet operations and infrastructure, new product initiatives, a non-cash charge of $31 million to reflect the impairment of certain intangible assets, one-time employee retention payments of $17 million required by the 1999 Infoseek acquisition agreement and operations at toysmart.com, which was acquired in the fourth quarter of fiscal 1999.

     On an as-reported basis, operating loss increased $109 million to $127 million, reflecting the items described above, as well as losses at Infoseek, which was consolidated into GO.com beginning November 18, 1999.

                                                                          III-13

                            THE WALT DISNEY COMPANY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

Business Segment Results - Six Months

                                                                        Six Months Ended March 31,
                                          -----------------------------------------------------------------------------------
                                                             Pro Forma                                   As Reported
                                          -------------------------------------------         -------------------------------
                                             2000             1999         % Change              2000                1999
                                          ----------      -----------     -----------         ----------         ------------
(unaudited, in millions)
Revenues:
Media Networks                               $ 5,117          $ 4,133            24 %            $ 5,117            $ 4,133
Studio Entertainment                           3,255            3,368            (3)%              3,255              3,368
Theme Parks & Resorts                          3,148            2,856            10 %              3,148              2,856
Consumer Products                              1,502            1,550            (3)%              1,516              1,639
GO.com                                           223              182            23 %                199                117
                                             -------          -------                            -------            -------
                                             $13,245          $12,089            10 %            $13,235            $12,113
                                             =======          =======                            =======            =======
Operating income (loss): /(1)/
Media Networks                               $ 1,179          $   735            60 %            $ 1,179            $   735
Studio Entertainment                              26              239           (89)%                 26                239
Theme Parks & Resorts                            693              654             6 %                693                654
Consumer Products                                292              369           (21)%                293                382
GO.com                                          (210)             (81)          n/m                 (216)               (22)
Amortization of intangible assets               (688)            (667)           (3)%               (570)              (215)
                                             -------          -------                            -------            -------
                                               1,292            1,249             3 %              1,405              1,773
Gain on sale of Fairchild                         --               --             --                 243                 --
Gain on sale of Starwave                          --               --             --                  --                345
                                             -------          -------                            -------            -------
                                             $ 1,292          $ 1,249             3 %            $ 1,648            $ 2,118
                                             =======          =======                            =======            =======

(1)  Segment results exclude intangible asset amortization.  Segment EBITDA, which also excludes depreciation, is as follows:

Media Networks                               $ 1,248          $   796                            $ 1,248            $   796
Studio Entertainment                              54              269                                 54                269
Theme Parks & Resorts                            965              887                                965                887
Consumer Products                                342              431                                343                444
GO.com                                          (193)             (70)                              (201)               (18)
                                             -------          -------                            -------            -------
                                             $ 2,416          $ 2,313                            $ 2,409            $ 2,378
                                             =======          =======                            =======            =======

     The Company believes that segment EBITDA provides additional information useful in analyzing the underlying business results. However, segment EBITDA is a non-GAAP financial metric and should be considered in addition to, not as a substitute for, reported operating income.

                                                                          III-14

 PAGE>

                            THE WALT DISNEY COMPANY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

Media Networks

     The following table provides supplemental revenue and operating income detail for the Media Networks segment:

                                        Six Months Ended March 31,
                               ---------------------------------------
                                   2000          1999        % Change
                               -----------    ----------   -----------
(unaudited, in millions)
Revenues:
 Broadcasting                   $3,367         $2,740          23 %
 Cable Networks                  1,750          1,393          26 %
                                ------         ------
                                $5,117         $4,133          24 %
                                ======         ======
Operating income:
 Broadcasting                   $  589         $  284         107 %
 Cable Networks                    590            451          31 %
                                ------         ------
                                $1,179         $  735          60 %
                                ======         ======

     Revenues increased 24%, or $984 million to $5.1 billion, driven by increases of $627 million from Broadcasting and $357 million at the Cable Networks. Increased Broadcasting revenues were driven by growth at the ABC television network, the Company's owned television stations and the radio networks and stations. Increases at the television network and owned television stations were driven by the Super Bowl, a strong advertising market, the continued success of Who Wants to Be a Millionaire and higher overall ratings on network programming, including Good Morning America. The strong advertising market also resulted in growth at the radio network and stations. Cable Network revenue growth was driven by increased advertising revenues due to a strong advertising market, as well as higher affiliate fees due to contractual rate adjustments and subscriber growth.

     Operating income increased 60%, or $444 million to $1.2 billion, reflecting increased Broadcasting and Cable Network revenues, partially offset by higher costs. Costs and expenses increased 16% or $540 million, driven by higher sports programming costs, principally related to NFL broadcasts. In addition, increased costs associated with a higher volume of network television production, as well as start-up costs associated with the January launch of SoapNet and various international Disney Channels, contributed to increased costs and expenses.

     There has been a continuing decline in viewership at all major broadcast networks, including ABC, reflecting the growth in the cable industry's share of viewers. In addition, there have been continuing increases in the cost of sports and other programming.

     During the second quarter of 1998, the Company entered into a new agreement with the NFL for the right to broadcast NFL football games on the ABC Television Network and ESPN. The contract provides for total payments of approximately $9 billion over an eight-year period, and commenced with the 1998 season. Under the terms of the contract, the NFL has the right to cancel the contract after five years. The programming rights fees under the new contract are significantly higher than those required by the previous contract and the fee increases exceed the estimated revenue increases over the contract term. The higher fees under the new contract reflect various factors, including increased competition for sports programming rights and an increase in the number of games to be broadcast by ESPN. The Company continues to pursue a variety of strategies, including marketing efforts, to reduce the impact of the higher costs. The contract's impact on the Company's results over the remaining contract term is dependent upon a number of factors, including the strength of advertising markets, effectiveness of marketing efforts and the size of viewer audiences.

                                                                          III-15

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

     The Company has investments in cable operations that are accounted for as unconsolidated equity investments. The table below presents "Operating Income from Cable Television Activities," which comprise the Cable Networks and the Company's cable equity investments:

                                                                    Six Months Ended March 31,
                                                             ----------------------------------------
                                                               2000          1999          % Change
                                                             --------      --------      ------------
(unaudited, in millions)
Operating income:
  Cable Networks                                               $ 590         $ 451           31 %
  Equity Investments:
   A&E, Lifetime and E! Entertainment Television                 318           235           35 %
   Other                                                          51             7          n/m
                                                               -----         -----
Operating Income from Cable Television Activities                959           693           38 %
Partner share of operating income                               (318)         (209)         (52)%
                                                               -----         -----
Company share of operating income                              $ 641         $ 484           32 %
                                                               =====         =====

     Note:   Operating Income from Cable Television Activities presented in this table represents 100% of the operating income of both the Company's owned cable businesses and its cable equity investees. The Company's share of operating income represents the Company's ownership interest in cable television operating income. Cable Networks are reported in "Operating income" in the Condensed Consolidated Statements of Income. Equity Investments are accounted for under the equity method and the Company's proportionate share of the net income of its cable equity investments is reported in "Corporate and other activities" in the Condensed Consolidated Statements of Income.

     The Company's share of cable television operating income increased 32%, or $157 million to $641 million, driven by growth at the Cable Networks and increased advertising revenues at E! Entertainment Television, Lifetime Television and The History Channel.

Studio Entertainment

     Revenues decreased 3%, or $113 million to $3.3 billion, driven by declines of $187 million in worldwide home video, $52 million in network television production and distribution and $42 million in domestic theatrical motion picture distribution, partially offset by growth of $156 million in international theatrical motion picture distribution. Domestic home video revenues reflected fewer unit sales in the current year, as the prior year included the successful releases of Lion King II: Simba's Pride, Mulan, The Waterboy and 101 Dalmatians. The decline in network television production and distribution reflects the production of Home Improvement in the prior year. In domestic theatrical motion picture distribution, the success of Toy Story 2 and Scream 3 faced difficult comparisons to the prior year, which included The Waterboy, A Bug's Life and Enemy of the State. Growth in international theatrical motion picture distribution reflected the performance of Toy Story 2, Tarzan and The Sixth Sense.

                                                                          III-16

                            THE WALT DISNEY COMPANY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

     Operating income decreased 89%, or $213 million to $26 million, due to declines in worldwide home video and domestic theatrical motion picture distribution, driven primarily by decreased revenues. These declines were partially offset by improvements in international theatrical motion picture distribution, where cost increases only partially offset higher revenues. Costs and expenses increased 3% or $100 million. Cost increases in international theatrical motion picture distribution reflected higher production cost amortization and increased participations expense due to The Sixth Sense and Toy Story 2. Production cost amortization decreased in network television production and distribution, reflecting the production of Home Improvement in the prior year, as well as the distribution of more classic animated titles in the current year, which have a lower amortization cost relative to recent titles.

     Increases in production and participation costs are reflective of industry trends: as competition for creative talent has increased, costs within the industry have increased at a rate significantly higher than inflation.

Theme Parks and Resorts

     Revenues increased 10%, or $292 million to $3.1 billion, driven by growth of $179 million at the Walt Disney World Resort, reflecting increased guest spending, increased occupied room nights and record theme park attendance, $68 million at Disney Cruise Line reflecting a full six months of operations from both cruise ships, the Disney Magic and the Disney Wonder, compared to just the Disney Magic in the prior year, and increased guest spending at Disneyland. Increased guest spending and record attendance at the Walt Disney World Resort were driven by the ongoing Millennium Celebration; and higher occupied room nights reflected the opening of the All Star Movies Resort, which opened in the second quarter of the prior year. At Disneyland, 45th Anniversary Celebration merchandise sales and enhanced merchandise and food and beverage offerings throughout the park contributed to higher guest spending.

     Operating income increased 6%, or $39 million to $693 million, driven by revenue growth at the Walt Disney World Resort, improved results at Disney Cruise Line and higher guest spending at Disneyland. Costs and expenses increased 11% or $253 million, driven by higher theme park attendance and the ongoing Millennium Celebration at the Walt Disney World Resort and Disney Cruise Line operations.

Consumer Products

     Pro forma revenues decreased 3%, or $48 million to $1.5 billion, driven by declines of $74 million in worldwide merchandise licensing and publishing, partially offset by growth of $17 million at Disney Interactive and $10 million at the Disney Stores. Lower merchandise licensing and publishing revenues were primarily attributable to declines domestically and in Europe. Disney Interactive revenue increases were driven by the successful release of the Who Wants to Be a Millionaire video game and the Toy Story 2 action game. Disney Store revenues increased due to continued worldwide expansion, partially offset by lower comparative store sales, principally domestically.

     On an as-reported basis, revenues decreased 8% or $123 million, reflecting the items described above, as well as the impact of the disposition of Fairchild Publications in the first quarter of the current year.

     Pro forma operating income decreased 21%, or $77 million to $292 million, reflecting decreases in worldwide merchandise licensing, softer publishing results domestically and in Europe, and decreases at the Disney Stores, primarily domestically and in Japan, partially offset by increases at Disney Interactive. Costs and expenses increased 2% or $29 million, primarily at the Disney Stores due to the addition of new stores and inventory liquidation efforts.

                                                                          III-17

                            THE WALT DISNEY COMPANY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

     On an as-reported basis, operating income decreased 23% or $89 million, reflecting the items described above, as well as the impact of the disposition of Fairchild Publications in the first quarter of the current year.

GO.com

     Pro forma revenues increased 23%, or $41 million to $223 million, driven by an increase of $53 million in Internet revenues, partially offset by a $12 million decrease in Direct Marketing revenues. Internet revenue growth reflected increased advertising and sponsorship revenues driven by increased advertiser demand and online site traffic, strong holiday-season sales at DisneyStore.com, operations at toysmart.com, which was acquired in the fourth quarter of fiscal 1999, higher intranet software sales and increased sales at DisneyTravel.com. Lower Direct Marketing revenues were due principally to lower catalog response rates and inventory liquidation efforts.

     On an as-reported basis, revenues increased 70% or $82 million, reflecting the items described above, as well as the operations of Infoseek, which was consolidated into GO.com beginning November 18, 1999.

     Pro forma operating loss increased $129 million to $210 million, reflecting increased costs and expenses, partially offset by higher Internet revenues. Costs and expenses increased 65% or $170 million driven by continued investment in Internet operations and infrastructure, new product initiatives, a non-cash charge of $31 million to reflect the impairment of certain intangible assets, one-time employee retention payments of $17 million required by the 1999 Infoseek acquisition agreement and operations at toysmart.com, which was acquired in the fourth quarter of fiscal 1999.

     On an as-reported basis, operating loss increased $194 million to $216 million, reflecting the items described above, as well as losses from Infoseek, which was consolidated into GO.com beginning November 18, 1999.

     Costs and expenses for the remainder of the year are expected to reflect continued investment in infrastructure and new initiatives and incremental marketing and sales expenditures.


FINANCIAL CONDITION

     For the six months ended March 31, 2000, cash provided by operations increased $852 million to $3.3 billion, driven by higher amortization of television broadcast rights relative to cash payments, decreased income tax payments and higher film and television cost amortization.

     During the six months, the Company invested $1.3 billion to develop, produce and acquire rights to film and television properties, a decrease of $322 million, primarily due to a $310 million payment related to the acquisition of a film library in the prior year.

     During the six months, the Company invested $934 million in theme parks, resorts and other properties. These expenditures reflected continued expansion activities related to Disney's California Adventure and certain resort facilities at the Walt Disney World Resort.

     During the six months, the Company invested $91 million in Euro Disney S.C.A. to maintain its 39% ownership interest after a Euro Disney equity rights offering, the proceeds of which will be used to fund construction of a new theme park.

     Total commitments to purchase broadcast programming approximated $13.5 billion at March 31, 2000, including approximately $11.2 billion related to sports programming rights, primarily NFL, College Football, Major League Baseball and NHL. Substantially all of this amount is payable over the next six years.

                                                                          III-18

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

     During the six months, the Company repaid $1.8 billion of term debt, which matured during the period, and reduced its commercial paper borrowings by $263 million. These repayments were partially funded by proceeds of $992 million from various financing arrangements. Commercial paper borrowings outstanding as of March 31, 2000 totaled $1.7 billion, with maturities of up to one year, supported by bank facilities totaling $4.8 billion, which expire in one to five years and allow for borrowings at various interest rates. The Company also has the ability to borrow under a U.S. shelf registration statement and a euro medium-term note program, which collectively permit the issuance of up to approximately $4.6 billion of additional debt.

     The Company acquires shares of its stock on an ongoing basis and is authorized as of March 31, 2000 to purchase up to an additional 395 million shares. During the six months, a subsidiary of the Company acquired approximately 3.8 million shares of Disney common stock for approximately $115 million. The Company also used $434 million to fund dividend payments during the first quarter.

     The Company believes that its financial condition is strong and that its cash, other liquid assets, operating cash flows, access to equity capital markets and borrowing capacity, taken together, provide adequate resources to fund ongoing operating requirements and future capital expenditures related to the expansion of existing businesses and development of new projects.

OTHER MATTERS

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 Revenue Recognition in Financial Statements (SAB
101). SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company will adopt SAB 101 no later than the first quarter of fiscal 2001 and is evaluating the effect that such adoption may have on its consolidated results of operations and financial position.

                                                                          III-19

                            THE WALT DISNEY COMPANY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

FORWARD-LOOKING STATEMENTS

     The Private Securities Litigation Reform Act of 1995 (the Act) provides a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or oral statements that the Company believes are "forward-looking," including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to the Company's stockholders. The Company believes that all statements that express expectations and projections with respect to future matters, including the launching or prospective development of new business initiatives; anticipated motion picture or television releases; and Internet or theme park and resort projects, are forward-looking statements within the meaning of the Act. These statements are made on the basis of management's views and assumptions, as of the time the statements are made, regarding future events and business performance. There can be no assurance, however, that management's expectations will necessarily come to pass.

     Factors that may affect forward-looking statements.   For an enterprise as
large and complex as the Company, a wide range of factors could materially affect future developments and performance. A list of such factors is set forth in the Company's Annual Report on Form 10-K for the year ended September 30, 1999 under the heading "Factors that may affect forward-looking statements."

                                                                          III-20