Form 10-K/A
period 1999-12-31
WALT DISNEY CO/
filed 2000-06-28
CIK 1001039

ABC, INC. SAVINGS & INVESTMENT
                                          PLAN

                             REPORT ON FINANCIAL STATEMENTS

                               DECEMBER 31, 1999 AND 1998

                          ABC, INC. SAVINGS & INVESTMENT PLAN

                             INDEX TO FINANCIAL STATEMENTS

                               DECEMBER 31, 1999 AND 1998




     Report of Independent Accountants

         Financial Statements:

            Statements of Net Assets Available for Benefit
              as of December 31, 1999 and 1998

            Statement of Changes in Net Assets Available for Benefits
              For the year ended December 31, 1999

            Notes to Financial Statements



Other schedules required by the Department of Labor Rules and Regulations for Reporting and Disclosure under ERISA have been omitted because they are either not applicable or have been filed directly with the Department of Labor as part of the Master Trust filing.

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Participants and the Employee
Benefits Committee of the ABC, Inc. Savings & Investment Plan

In our opinion, the accompanying statements of net assets available for benefits and the related statement of changes in net assets available for benefits present fairly, in all material respects, the net assets available for benefits of the ABC, Inc. Savings & Investment Plan (the "Plan") at December 31, 1999 and 1998, and the changes in net assets available for benefits for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Plan's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PRICEWATERHOUSECOOPERS LLP

Los Angeles, CA
June 21, 2000

                          ABC, INC. SAVINGS & INVESTMENT PLAN

                    STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS

                                     (In thousands)


[CAPTION]

                                                             December 31,
                                                            1999      1998
                                                            ----      ----

Assets
 Investments:
   At fair value
     The Walt Disney Company Common Stock Fund*,**     $  465,112   $  511,769
     Shares of registered investment companies:
      Fidelity Retirement Money Market Portfolio Fund*    134,557      136,875
      Fidelity Inst. Short-Inter Gov't Portfolio Fund      20,390       18,311
      Fidelity Asset Manager Fund*                         69,132       65,533
      Fidelity Growth & Income Portfolio Fund*            195,197      188,509
      Fidelity Magellan Fund*                             177,035      110,396
      Participant Loans                                    12,810       13,202
                                                           ------       ------
             Total investments                          1,074,233    1,044,595
                                                        ---------    ---------

 Receivables:
  Participants' contributions                               1,432        6,021
  Employer's contribution                                     504          857
                                                        ---------     --------
             Total receivables                              1,936        6,878
                                                        ---------     --------

Net assets available for benefits                      $1,076,169   $1,051,473
                                                       ==========   ==========


* Investment balance represents 5% or more of the Plan's net assets available for benefits.

** Nonparticipant-directed


The accompanying notes are an integral part of these financial statements.

                          ABC, INC. SAVINGS & INVESTMENT PLAN

               STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS

                                     (In thousands)

[CAPTION]

                                                        For the Year Ended
                                                           December 31,
                                                               1999
                                                        -------------------

Additions to net assets attributed to:

   Investment income:
      Dividends                                            $     42,900
      Interest                                                    1,149
      Net appreciation in fair value of investments              15,513
                                                                -------
                                                                 59,562
                                                                -------
   Contributions:
      Participant                                                31,582
      Employer                                                   11,622
                                                              ---------
                                                                 43,204
                                                              ---------

   Total additions                                              102,766
                                                              ---------

Deductions from net assets attributed to:

    Benefits paid to participants                                77,962
    Administrative expenses                                         108
                                                               --------
   Total deductions                                              78,070
                                                               --------
Net increase                                                     24,696



Net assets available for benefits:
      Beginning of year                                       1,051,473
                                                              ---------
      End of year                                            $1,076,169
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

Effective April 1, 1998, certain employees of the corporate and broadcasting operations of the Company hired prior to January 1, 1989 who were previously ineligible for the Plan and participating in the Employee Profit Sharing Plan of ABC, Inc. became eligible to participate in the Plan.

Transfer of Assets
Effective May 19, 1998, $1,042,000 of employee after-tax contributions of certain employees of Fairchild Publishing Inc. were transferred into the Plan from the Fairchild Publishing Inc. Publishing Pension Plan.

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

                          ABC, INC. SAVINGS & INVESTMENT PLAN

                             NOTES TO FINANCIAL STATEMENTS
                                      (continued)




1.  Description of the Plan (continued)

Investments (continued)
Brokerage commissions and stock transfer taxes in connection with the purchase or sale of securities are absorbed within the net asset value of each investment fund on each business day. All other costs and expenses incurred in connection with the administration of the Plan will be charged to the participants' accounts.

Benefits, Distributions and Withdrawals
A participant's entire vested account balance, adjusted for investment gains or losses, is available for immediate distribution upon termination of employment. Participant account balances under $5,000 are automatically distributed within 60 days following the participant's severance date or as soon as possible, thereafter. All amounts must be distributed when the terminated participant reaches age 65.

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

Net  Appreciation/Depreciation in Fair Value of Investments
The net appreciation or depreciation in the fair value of investments disclosed in the Statement of Changes in Net Assets Available for Benefits consists of realized gains or losses and unrealized appreciation (depreciation) on investments.

Payment of Benefits
Benefits are recorded when paid.

Reclassifications
Certain reclassifications have been made to the prior year amounts to conform to the current year presentation.

                          ABC, INC. SAVINGS & INVESTMENT PLAN

                             NOTES TO FINANCIAL STATEMENTS
                                      (continued)




3.  Investments

During 1999, the Plan's investments (including gains and losses on investments bought and sold, as well as held during the year) appreciated in value by $15,513 as follows:


      The Walt Disney Company Common Stock Fund       $(10,245)
      Shares of registered investment companies         25,758
                                                        ------
                                                      $ 15,513
                                                        ======

4.  Nonparticipant-Directed Investments

Information about the significant components of the changes in net assets relating to the nonparticipant-directed investment (The Walt Disney Company Common Stock Fund) is as follows:

                                                   Year Ended
                                                   December 31,
                                                       1999
                                                   ------------
Changes in Net Assets
      Contributions                                  $ 25,572
      Dividends                                         3,360
      Net depreciation                                (10,245)
      Benefits paid to participants                   (30,911)
      Administrative expenses                             (16)
      Net transfers to participant-directed
        investments                                   (34,417)
                                                      -------
                                                     $(46,657)
                                                      =======

5.  Income Taxes

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

6.  Related Party Transactions

Certain Plan investments are shares of mutual funds managed by Fidelity. Fidelity is the trustee as defined by the Plan, and, therefore, these transactions qualify the Trustee as a party-in-interest for which a statutory exemption exists. Fees paid by the Plan to the Trustee amounted to $107,469 for the year ended December 31, 1999.

                          ABC, INC. SAVINGS & INVESTMENT PLAN

                             NOTES TO FINANCIAL STATEMENTS
                                      (continued)




7.  Reconciliation of Financial Statements to Form 5500

The following is a reconciliation of net assets available for benefits according to the financial statements to Form 5500:


                                                          December 31,
                                                       ------------------
                                                        1999        1998
                                                       ------      ------
 Net assets available for benefits per the
  financial statements                                 $1,076,169  $1,051,473
 Amounts allocated to withdrawing participants             (1,232)       (322)
                                                        ---------   ---------
 Net assets available for benefits per
  Form 5500                                            $1,074,937  $1,051,151
                                                        =========   =========


The following is a reconciliation of benefits paid to participants according to the financial statements to Form 5500:

                                                        For the Year Ended
                                                           December 31,
                                                               1999
                                                        ------------------
Benefits paid to participants per the
  financial statements                                        $77,962
Add: Amounts allocated to withdrawing participants
   at December 31, 1999                                         1,232
Less:  Amounts allocated to withdrawing participants
   at December 31, 1998                                          (322)
                                                               ------

Benefits paid to participants per Form 5500                   $78,872
                                                               ======


Amounts allocated to withdrawing participants are recorded on Form 5500 for benefit claims that have been processed and approved for payment prior to December 31, 1999 but not yet paid as of that date.

8.  Investment in Master Trust

The Plan's investments are held in a Master Trust along with the assets of the Employee Profit Sharing Plan of ABC, Inc., a defined contribution plan sponsored by the Company. Each participating plan has a specific interest in the Master Trust. Assets of the Master Trust are allocated to the participating plans according to the elections of participants within each plan. At December 31, 1999 and 1998, the Plan's interest in the net assets of the Master Trust was approximately 82.8% and 80.5%, respectively. Investment income of the Master Trust is allocated based upon each Plan's interest within each of the investment funds held by the Master Trust.

                          ABC, INC. SAVINGS & INVESTMENT PLAN

                             NOTES TO FINANCIAL STATEMENTS
                                      (continued)




8.  Investment in Master Trust (continued)

Investments held by the Master Trust are as follows:

                                                          December 31,
                                                    ----------------------
                                                       1999       1998
                                                    ----------- ----------
 Investments, at fair value:
    The Walt Disney Company Common Stock Fund       $  465,112  $  511,769
    Shares of registered investment companies          817,276     770,361
    Loans                                               14,622      14,917
                                                    ----------- ----------
 Total                                              $1,297,010  $1,297,047
                                                    =========== ==========


The investment income of the Master Trust is as follows:

                                                     For the Year Ended
                                                      December 31, 1999
                                                     ------------------
 Investment Income:
    Interest and dividends                                 $58,297
    Net depreciation                                       (13,045)
                                                           --------
 Total                                                     $45,252
                                                           ========


The net (depreciation)/appreciation (including net realized gains/losses) in the fair value of the investments held by the Master Trust is as follows:

                                                   For the Year Ended
                                                    December 31, 1999
                                                   ------------------
Net (Depreciation)/Appreciation:
   The Walt Disney Company Common Stock Fund             $(10,245)
   Shares of registered investment companies               (2,800)
                                                   ------------------
Total                                                    $(13,045)
                                                   ==================

9.  Subsequent Events

Effective April 1, 2000, the current Master Trust agreement was terminated. The Plan's investments were transferred into the Disney 401k Master Trust, along with the assets of the Employee Profit Sharing Plan of ABC, Inc., the Disney Salaried Savings & Investment Plan, the Go.com Savings and Investment Plan, and the Disney Hourly Savings and Investment Plan. All plans in the Master Trust are defined contribution plans sponsored by the Company. Each participating plan has a specific interest in the Master Trust. Assets of the Master Trust are allocated to the participating plans according to the elections of participants within each plan. Investment income of the Master Trust is allocated based upon each Plan's interest within each of the investment funds held by the Master Trust.

Effective after June 1, 2000, the Employee Profit Sharing Plan of ABC, Inc., a defined contribution plan, will be merged into the Plan. Total net assets to be transferred amount to approximately $217,332,681.

During 1999, the Company sold certain Publishing Group properties. In accordance with the terms and conditions of the sales, total net assets amounting to $25,508,676 were transferred to successor trustees on January 3, 2000.

                              DISNEY SALARIED SAVINGS AND
                                    INVESTMENT PLAN

                            REPORT ON FINANCIAL STATEMENTS
                                         AND
                                SUPPLEMENTAL SCHEDULES

                               DECEMBER 31, 1999 AND 1998

                      DISNEY SALARIED SAVINGS AND INVESTMENT PLAN

                INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULES

                               DECEMBER 31, 1999 AND 1998


Report of Independent Accountants

Financial Statements:

  Statements of Net Assets Available for Benefits as of
    December 31, 1999 and 1998

  Statement of Changes in Net Assets Available for Benefits
    For the year ended December 31, 1999

  Notes to Financial Statements


Supplemental Schedules

  Schedule   I   - Schedule of Assets Held for
                   Investment Purposes

  Schedule  II   - Schedule of Reportable Transactions




Other schedules required by the Department of Labor Rules and Regulations for Reporting and Disclosure under ERISA have been omitted because they were not applicable.

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Participants and Investment and
Administrative Committee for
the Disney Salaried Savings and Investment Plan

In our opinion, the accompanying statements of net assets available for benefits and the related statement of changes in net assets available for benefits present fairly, in all material respects, the net assets available for benefits of the Disney Salaried Savings and Investment Plan (the "Plan") at December 31, 1999 and 1998 and the changes in net assets available for benefits for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Plan's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules of Assets Held for Investment Purposes and Reportable Transactions are presented for the purpose of additional analysis and are not a required part of the basic financial statements but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. These supplemental schedules are the responsibility of the Plan's management. These supplemental schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.




PRICEWATERHOUSECOOPERS LLP

Los Angeles, CA
June 21, 2000

                      DISNEY SALARIED SAVINGS AND INVESTMENT PLAN

                    STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS

                                     (In thousands)

[CAPTION]

                                                            December 31,
                                                       --------------------
                                                         1999        1998
                                                       -------     -------
Assets
  Investments
    At fair value:
      The Walt Disney Company Common Stock Fund*,**      $383,635   $383,655
      Shares of registered investment companies:
        Fidelity Inst. Short-Int. Govt Portfolio Fund      36,657     34,761
        Fidelity Magellan Fund*                           164,824    115,352
        PIMCO Total Return Fund                            13,418     11,946
        Fidelity Growth & Income Fund*                    121,203    102,549
        Sequoia Fund*                                      32,965     36,665
        Fidelity Diversified International Fund            15,875      6,658
        Putnam New Opportunities Fund                      30,646     11,031
        Participant Loans                                  16,194     15,034
                                                          -------    -------
     Total investments                                    815,417    717,651
                                                          -------    -------
Receivables:
  Participants' contributions                               2,584      1,215
     Employer's contribution                                  646        280
     Interest income                                           50         26
                                                          -------    -------
     Total receivables                                      3,280      1,521
                                                          -------    -------
Net assets available for benefits                        $818,697   $719,172
                                                          =======    =======

* Investment balance represents 5% or more of the Plan's net assets available for benefits.

** Nonparticipant-directed



 The accompanying notes are an integral part of these financial statements.

                      DISNEY SALARIED SAVINGS AND INVESTMENT PLAN

               STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS

                                     (In thousands)
[CAPTION]

                                                         For the Year Ended
                                                            December 31,
                                                                1999
                                                         ------------------

        Additions to net assets attributed to:

          Investment income:
             Dividends                                       $   31,145
             Interest                                             1,374
             Net appreciation in fair value of
               investments                                       14,589
                                                               --------
                                                                 47,108
                                                               --------
          Contributions:
             Participant                                         76,492
             Employer                                            17,409
                                                               --------
                                                                 93,901
                                                               --------
          Total additions                                       141,009
                                                               --------

        Deductions from net assets attributed to:

          Benefits paid to participants                          41,518
          Administrative expenses                                    55
                                                                -------
          Total deductions                                       41,573
                                                                -------
          Net increase                                           99,436

          Transfer of assets from the Jumbo Pictures
             Inc. 401(k) Plan (Note 1)                               89
                                                                -------
          Net increase including transfer                        99,525
                                                                -------
          Net assets available for benefits:
             Beginning of year                                  719,172
                                                                -------
          End of year                                          $818,697
                                                                =======





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

Transfer of Assets
Effective November 1, 1999, $89,640 was transferred into the Plan from the Jumbo Pictures, Inc. 401(k) Plan.

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

Contribution Policy
Contributions are recorded in the period during which the Company makes payroll deductions from the employees' earnings. Company contributions are recorded in the same period.

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

Net  Appreciation/Depreciation in Fair Value of Investments
The net appreciation or depreciation in the fair value of investments disclosed in the Statement of Changes in Net Assets Available for Benefits consists of realized gains or losses and unrealized appreciation (depreciation) on investments.

Payment of Benefits
Benefits are recorded when paid.

3.  Investments

During 1999, the Plan's investments (including gains and losses on investments bought and sold, as well as held during the year) appreciated in value by $14,589 as follows:


      The Walt Disney Company Common Stock Fund        $(8,619)
      Shares of registered investment companies         23,208
                                                        ------
                                                       $14,589
                                                        ======

4.  Nonparticipant-Directed Investments

Information about the significant components of the changes in net assets relating to the nonparticipant-directed investment (The Walt Disney Company Common Stock Fund) is as follows:

                                                      Year Ended
                                                      December 31,
                                                          1999
                                                      -------------
Changes in Net Assets
      Contributions                                    $ 41,210
      Dividends                                           2,707
      Net depreciation                                   (8,619)
      Benefits paid to participants                     (18,303)
      Administrative expenses                               (12)
      Net transfers to participant-directed
        investments                                     (17,003)
                                                        -------
                                                       $    (20)
                                                        =======


                  DISNEY SALARIED SAVINGS AND INVESTMENT PLAN

                             NOTES TO FINANCIAL STATEMENTS
                                      (continued)


5.   Income Taxes

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

6.    Related Party Transactions

Certain Plan investments are shares of mutual funds managed by Fidelity. Fidelity is the trustee as defined by the Plan, and, therefore, these transactions qualify the Trustee as a party-in-interest for which a statutory exemption exists. Fees paid by the Plan to the Trustee amounted to $54,754 for the year ended December 31, 1999.

7.    Reconciliation of Financial Statements to Form 5500

The following is a reconciliation of net assets available for benefits according to the financial statements to Form 5500:

                                                         December 31,
                                                     -----------------
                                                      1999        1998
                                                     ------      ------

Net assets available for benefits per the
   financial statements                              $818,697     $719,172
Amounts allocated to withdrawing
   participants                                          (292)        (440)
                                                      -------      -------
Net assets available for benefits per
   Form 5500                                         $818,405     $718,732
                                                      =======      =======

The following is a reconciliation of benefits paid to participants according to the financial statements to Form 5500:

                                                              Year Ended
                                                              December 31,
                                                                 1999
                                                             -------------
Benefits paid to participants per the
  financial statements                                        $41,518
Add: Amounts allocated to withdrawing participants
  at December 31, 1999                                            292
Less: Amounts allocated to withdrawing participants
  at December 31, 1998                                           (440)
                                                               ------

Benefits paid to participants per Form 5500                   $41,370
                                                               ======


Amounts allocated to withdrawing participants are recorded on Form 5500 for benefit claims that have been processed and approved for payment prior to December 31, 1999 but not yet paid as of that date.

                      DISNEY SALARIED SAVINGS AND INVESTMENT PLAN

                             NOTES TO FINANCIAL STATEMENTS
                                      (continued)


8.  Subsequent Event

Effective April 1, 2000, the trust agreement between the Company and Trustee was converted to a Master Trust agreement. The Plan's investments are held in the Disney 401k Master Trust, along with the assets of the ABC, Inc. Savings & Investment Plan, the Employee Profit Sharing Plan of ABC, Inc., the Go.com Savings and Investment Plan, and the Disney Hourly Savings and Investment Plan. All plans in the Master Trust are defined contribution plans sponsored by the Company. Each participating plan has a specific interest in the Master Trust. Assets of the Master Trust are allocated to the participating plans according to the elections of participants within each plan. Investment income of the Master Trust is allocated based upon each Plan's interest within each of the investment funds held by the Master Trust.

                      DISNEY SALARIED SAVINGS AND INVESTMENT PLAN

                                       SCHEDULE I

                   SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES AT

                                   DECEMBER 31, 1999

                            (DOLLARS ARE NOT IN THOUSANDS)

[CAPTION]

                                                                    CURRENT
DESCRIPTION OF INVESTMENTS                        COST**             VALUE
                                               ------------      ------------
* The Walt Disney Company Common Stock Fund    $202,213,969      $383,634,801

* Fidelity Inst. Short-Inter
     Gov't Portfolio Fund                                          36,657,570

* Fidelity Magellan Fund                                          164,824,486

  PIMCO Total Return Fund                                          13,418,045

* Fidelity Growth & Income Fund                                   121,202,812

  Sequoia Fund                                                     32,964,961

* Fidelity Diversified International Fund                          15,874,580

  Putnam New Opportunities Fund                                    30,646,488

  Participant Loans
    (Maturities go through 2009
     Interest rates range from
     7.00% to 10.00%)                                              16,193,825
                                                                  -----------
                                                                 $815,417,568
                                                                  ===========



  *  Parties-in-interest
  ** Disclosed for nonparticipant-directed investments only

                      DISNEY SALARIED SAVINGS AND INVESTMENT PLAN

                                      SCHEDULE II

                         SCHEDULE OF REPORTABLE TRANSACTIONS**

                          FOR THE YEAR ENDED DECEMBER 31, 1999

                             (DOLLARS ARE NOT IN THOUSANDS)



Identity                                                     Selling/
of party     Description      Number of     Purchase       distribution
involved    of assets       Transactions     Price            Price
--------    ------------    ------------   --------        ------------

The Walt    The Walt Disney     250        $57,395,793
Disney      Company Common      250                         $48,795,469
Company*    Stock Fund


                                               Current
                                Cost of     value of asset
 Lease         Expense      assets sold/    on transaction       Net
 rental        incurred     distributed         date            gain
----------  --------------  -------------   --------------  -----------
                            $31,450,251                     $17,345,218




*    Parties-in-interest

** Transactions or series of transactions in excess of 5 percent of the current value of the Plan's assets as of December 31, 1998 as defined in 29 CFR 2520.103-6 of the Department of Labor Rules and Regulations for Reporting and Disclosure under ERISA.