Form 10-Q
period 2000-06-30
WALT DISNEY CO/
filed 2000-08-14
CIK 1001039

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-Q



              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended June 30, 2000           Commission File Number 1-11605



                        [LOGO OF THE WALT DISNEY COMPANY]


[CAPTION]

Incorporated in Delaware                                     I.R.S. Employer Identification No.
500 South Buena Vista Street, Burbank, California 91521                95-4545390
(818) 560-1000



  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No  _____
                                              ___

  There were 2,084,607,043 shares of Disney common stock outstanding and 45,241,022 shares of Walt Disney Internet Group common stock outstanding as of August 10, 2000.

                               TABLE OF CONTENTS

                                                                                                          Page
                                                                                                        Reference
                                                                                                        ---------
Part I--Financial Information
  Item 1. Financial Statements                                                                                  1
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of
    Operations                                                                                                  1
Part II--Other Information
  Item 6. Exhibits                                                                                              2
Signature                                                                                                       3

                                           ANNEX I
                                           DISNEY
                                           -------
Condensed Combined Financial Information
Condensed Combined Statements of Income                                                                       I-1
Condensed Combined Balance Sheets                                                                             I-2
Condensed Combined Statements of Cash Flows                                                                   I-3
Notes to Condensed Combined Financial Statements                                                              I-4

Management's Discussion and Analysis of Financial Condition and Results of Operations                         I-8


                                            ANNEX II
                                   WALT DISNEY INTERNET GROUP
                                   --------------------------
Condensed Combined Financial Information
Condensed Combined Statements of Operations                                                                  II-1
Condensed Combined Balance Sheets                                                                            II-2
Condensed Combined Statements of Cash Flows                                                                  II-3
Notes to Condensed Combined Financial Statements                                                             II-4

Management's Discussion and Analysis of Financial Condition and Results of Operations                        II-7


                                            ANNEX III
                                     THE WALT DISNEY COMPANY
                                     ------------------------
Condensed Consolidated Financial Information
Condensed Consolidated Statements of Income                                                                 III-1
Condensed Consolidated Balance Sheets                                                                       III-2
Condensed Consolidated Statements of Cash Flows                                                             III-3
Notes to Condensed Consolidated Financial Statements                                                        III-4

Management's Discussion and Analysis of Financial Condition and Results of Operations                       III-8


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

  Effective August 2, 2000, GO.com adopted a new name, Walt Disney Internet Group (Internet Group). The Internet Group's common stock continues to trade on the New York Stock Exchange under the new name, with a new ticker symbol, "DIG."


ITEM 1. Financial Statements

  For information required by Item 1, refer to:

  "Disney Condensed Combined Financial Information" filed as part of this document in Annex I and

  "Walt Disney Internet Group Condensed Combined Financial Information" filed as part of this document in Annex II and

  "The Walt Disney Company Condensed Consolidated Financial Information" filed as part of this document in Annex III.


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  For information required by Item 2, refer to:

  "Disney Management's Discussion and Analysis of Financial Condition and Results of Operations" filed as part of this document in Annex I and

  "Walt Disney Internet Group Management's Discussion and Analysis of Financial Condition and Results of Operations" filed as part of this document in Annex II and

  "The Walt Disney Company Management's Discussion and Analysis of Financial Condition and Results of Operations" filed as part of this document in Annex III.

                           PART II. OTHER INFORMATION

ITEM 6. Exhibits

10(a). Amended and Restated Employment Agreement dated June 29, 2000, between Registrant and Michael D. Eisner

10(b).  Amendment, dated June 26, 2000 to Registrant's Stock Incentive Plans.

27.  Financial Data Schedule, filed electronically.

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          THE WALT DISNEY COMPANY
                                       ---------------------------------
                                                (Registrant)

                                       By:       THOMAS O. STAGGS
                                       -----------------------------------
                                       (Thomas O. Staggs, Senior Executive
                                       Vice President and Chief Financial
                                                    Officer)

August 14, 2000
Burbank, California

                                                                         ANNEX I


                        [LOGO OF THE WALT DISNEY COMPANY]



                                     DISNEY

                    CONDENSED COMBINED FINANCIAL INFORMATION

                                     DISNEY

                    CONDENSED COMBINED STATEMENTS OF INCOME
                 In millions, except per share data (unaudited)

                                                               Three Months Ended                          Nine Months Ended
                                                                    June 30,                                    June 30,
                                                   ---------------------------------------       -----------------------------------
                                                         2000                   1999                   2000                  1999
                                                   ----------------       ----------------       ----------------       ------------
Revenues                                                     $5,964                 $5,489                $19,000           $17,485
Costs and expenses                                            4,681                  4,391                 15,526            14,377
Amortization of intangible assets                               109                    117                    331               332
Gain on sale of Fairchild                                        --                     --                    243                --
                                                             ------                 ------                -------           -------
Operating income                                              1,174                    981                  3,386             2,776
Corporate and other activities                                    1                    (27)                   (30)             (112)

Gain on sale of Eurosport                                        93                     --                     93                --
Net interest expense                                           (124)                  (164)                  (441)             (499)
                                                             ------                 ------                -------            -------
Income before income taxes, minority interests and
retained interest in the Internet Group                       1,144                    790                  3,008             2,165
Income taxes                                                   (468)                  (333)                (1,383)             (905)

Minority interests                                              (43)                   (26)                  (105)              (69)
                                                             ------                 ------                -------           -------
Income before retained interest in the Internet
 Group                                                          633                    431                  1,520             1,191
Net (loss) income related to retained interest in
the Internet Group                                             (193)                   (63)                  (563)               24
                                                             ------                 ------                -------           -------
Net income                                                   $  440                 $  368                $   957           $ 1,215
                                                             ======                 ======                =======           =======
Earnings per share:
   Diluted                                                   $ 0.21                 $ 0.18                $  0.46           $  0.58
                                                             ======                 ======                =======           =======
   Basic                                                     $ 0.21                 $ 0.18                $  0.46           $  0.59
                                                             ======                 ======                =======           =======
Average number of common and common equivalent
shares outstanding:
   Diluted                                                    2,115                  2,086                  2,100             2,084
                                                             ======                 ======                =======           =======
   Basic                                                      2,078                  2,059                  2,070             2,054
                                                             ======                 ======                =======           =======




              See Notes to Condensed Combined Financial Statements

                                     DISNEY

                       CONDENSED COMBINED BALANCE SHEETS
                            In millions (unaudited)


                                                                           June 30,                 September 30,
                                                                             2000                       1999
                                                                    --------------------       --------------------
ASSETS

Current Assets
   Cash and cash equivalents                                                     $   685                    $   408
   Receivables                                                                     3,748                      3,615
   Inventories                                                                       635                        752
   Film and television costs                                                       3,794                      4,071
   Deferred income taxes                                                             581                        598
   Other assets                                                                      676                        666
                                                                                 -------                    -------
      Total current assets                                                        10,119                     10,110
Loan receivable from the Internet Group                                               51                         19
Film and television costs                                                          2,612                      2,489
Investments                                                                        2,021                      1,929
Retained interest in the Internet Group                                            1,286                        371
Parks, resorts and other property, at cost
   Attractions, buildings and equipment                                           16,059                     15,815
   Accumulated depreciation                                                       (6,732)                    (6,201)
                                                                                 -------                    -------
                                                                                   9,327                      9,614
   Projects in progress                                                            2,043                      1,266
   Land                                                                              487                        425
                                                                                 -------                    -------
                                                                                  11,857                     11,305
Intangible assets, net                                                            14,885                     15,631
Other assets                                                                       1,288                      1,509
                                                                                 -------                    -------
                                                                                 $44,119                    $43,363
                                                                                 =======                    =======

LIABILITIES AND GROUP EQUITY
Current Liabilities
   Accounts and taxes payable and other accrued liabilities                      $ 4,494                    $ 4,497
   Current portion of borrowings                                                   2,481                      2,387
   Unearned royalties and other advances                                             765                        698
                                                                                 -------                    -------
      Total current liabilities                                                    7,740                      7,582

Borrowings                                                                         7,249                      9,187
Deferred income taxes                                                              2,872                      2,602
Other long term liabilities, unearned royalties and other advances                 2,623                      2,711
Minority interests                                                                   334                        306
Group equity                                                                      23,301                     20,975
                                                                                 -------                    -------
                                                                                 $44,119                    $43,363
                                                                                 =======                    =======



              See Notes to Condensed Combined Financial Statements

                                     DISNEY

                  CONDENSED COMBINED STATEMENTS OF CASH FLOWS
                            In millions (unaudited)


                                                                                  Nine Months Ended June 30,
                                                                        -------------------------------------------
                                                                                2000                     1999
                                                                        ------------------       ------------------
NET INCOME                                                                        $    957                  $ 1,215
OPERATING ITEMS NOT REQUIRING CASH OUTLAYS
   Amortization of film and television costs                                         2,061                    1,819
   Depreciation                                                                        696                      633
   Amortization of intangible assets                                                   331                      332
   Gain on sale of Fairchild                                                          (243)                       -
   Gain on sale of Eurosport                                                           (93)                       -
   Minority interests                                                                  105                       69
   Retained interest in the Internet Group                                             563                      (24)
   Other                                                                               (34)                      18


CHANGES IN ASSETS AND LIABILITIES                                                      552                      390
                                                                                   -------                  -------
                                                                                     3,938                    3,237
                                                                                   -------                  -------
CASH PROVIDED BY OPERATIONS                                                          4,895                    4,452
                                                                                   -------                  -------

INVESTING ACTIVITIES
   Dispositions                                                                        842                        -
   Film and television costs                                                        (1,989)                  (2,277)
   Investments in parks, resorts and other property                                 (1,340)                  (1,515)
   Investment in Euro Disney                                                           (91)                       -
   Acquisitions (net of cash acquired)                                                   -                     (218)
   Other                                                                               134                       41
                                                                                   -------                  -------
                                                                                    (2,444)                  (3,969)
                                                                                   -------                  -------
FINANCING ACTIVITIES
   Commercial paper borrowings, net                                                   (538)                     294
   Other borrowings                                                                  1,084                    1,625
   Reduction of borrowings                                                          (2,398)                  (1,661)
   Capital contributions to the Internet Group                                         (22)                    (147)
   Loans to the Internet Group                                                         (79)                       -
   Dividends                                                                          (434)                       -
   Repurchases of Disney common stock                                                 (115)                     (19)
   Exercise of stock options and other                                                 328                      157
                                                                                   -------                  -------
                                                                                    (2,174)                     249
                                                                                   -------                  -------
Increase in cash and cash equivalents                                                  277                      732
Cash and cash equivalents, beginning of period                                         408                      119
                                                                                   -------                  -------
Cash and cash equivalents, end of period                                           $   685                  $   851
                                                                                   =======                  =======



             See Notes to Condensed Combined Financial Statements

                                     DISNEY

                NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS

1. These condensed combined financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these condensed combined financial statements. Operating results for the quarter and nine months are not necessarily indicative of the results that may be expected for the year ending September 30, 2000. Certain reclassifications have been made in the fiscal 1999 financial statements to conform to the fiscal 2000 presentation. For further information, refer to the consolidated financial statements and footnotes thereto for the Company included in its Annual Report on Form 10-K for the year ended September 30, 1999, as well as the combined financial statements and footnotes thereto for Disney for the year ended September 30, 1998, included in the joint proxy statement/prospectus of The Walt Disney Company and Infoseek Corporation, filed on Form S-4 dated September 30, 1999.


2. In November 1998, the Company acquired a 43% interest in Infoseek Corporation (Infoseek) in a transaction that, among other things, provided for the acquisition of the Company's subsidiary, Starwave Corporation (Starwave), by Infoseek. The Company recognized a $345 million non-cash pre-tax gain on that transaction.

  On November 17, 1999, stockholders of the Company and Infoseek approved the Company's acquisition of the remaining interest in Infoseek that the Company did not already own.

  The acquisition was effected by the creation and issuance of a new class of common stock, called GO.com common stock, in exchange for outstanding Infoseek shares, at an exchange rate of 1.15 shares of GO.com common stock for each Infoseek share. Upon consummation of the acquisition, the Company combined its Internet and direct marketing businesses with Infoseek to create a single Internet and direct marketing business called GO.com. On August 2, 2000, the Internet and direct marketing business was renamed Walt Disney Internet Group (hereinafter referred to as the Internet Group).

  The acquisition has been accounted for as a purchase, and the acquisition cost of $2.1 billion has been allocated to the assets acquired and liabilities assumed based on estimates of their respective fair values. Assets acquired totaled $130 million and liabilities assumed were $46 million. A total of approximately $2.0 billion, representing the excess of acquisition cost over the fair value of Infoseek's net assets, has been allocated to intangible assets, including goodwill of $1.9 billion, and is being amortized over two to nine years. The Company determined the economic useful life of acquired goodwill by giving consideration to the useful lives of Infoseek's identifiable intangible assets, including developed technology, trademarks, user base, joint venture agreements and in-place workforce. In addition, the Company considered the competitive environment and the rapid pace of technological change in the Internet industry. Disney's interest in Infoseek intangible assets is included in the retained interest in the Internet Group in the condensed combined balance sheets.

  Disney retains an interest of approximately 71% in the Internet Group at June 30, 2000. Effective November 18, 1999, shares of the Company's existing common stock were reclassified as Disney common stock, to track the financial performance of the Company's businesses other than the Internet Group, plus Disney's retained interest in the Internet Group.

  In November 1999, the Company sold Fairchild Publications, which it had acquired as part of the 1996 acquisition of ABC, Inc., generating a pre-tax gain of $243 million.

  In June 2000, the Company sold its 33% interest in Eurosport, a European sports cable service, for $155 million. The sale resulted in a pre-tax gain of $93 million.

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

                                                           Nine Months Ended June 30,
                                                ----------------------------------------------
                                                        2000                      1999
                                                --------------------      --------------------
(unaudited; in millions, except per share data)
Revenues                                                $ 18,986                  $ 17,359
Net income                                                   914                       657
Diluted earnings per share                              $   0.44                  $   0.32

  Pro forma amounts for the nine-month periods exclude the impact of purchased in-process research and development expenditures of $23 million and $117 million in 2000 and 1999, respectively, the gain on the sale of Fairchild Publications in fiscal 2000 and the Starwave gain in fiscal 1999.

3. During the nine months, Disney repaid $2.4 billion of term debt, which matured during the period, and reduced its commercial paper borrowings by $538 million. These repayments were partially funded by proceeds of $1.1 billion from various financing arrangements having effective interest rates ranging from 5.50% to 6.81% and maturities in fiscal 2002 through 2015.

4. During 1998, the Company's Board of Directors decided to move to an annual, rather than quarterly, dividend policy to reduce costs and simplify payments to stockholders. During the first quarter of fiscal 2000, the Company paid a dividend of $434 million ($0.21 per share) applicable to fiscal 1999.

5. Diluted earnings per share amounts are calculated using the treasury stock method and are based upon the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares are excluded from the computation in periods in which they would have an anti-dilutive effect. The difference between basic and diluted earnings per share is solely attributable to stock options, which are considered anti-dilutive when the option exercise prices exceed the weighted average market price per share of common stock during the period. For the three months ended June 30, 2000 and 1999, options for 3 million and 36 million shares, respectively, were excluded from the diluted earnings per share calculation. For the nine-month periods, options for 22 million and 26 million shares, respectively, were excluded.

6. During the nine months, a subsidiary of the Company repurchased 3.8 million shares of Disney common stock for approximately $115 million. Under its share repurchase program, the Company is authorized to purchase up to an additional 395 million shares. The Company evaluates share repurchase decisions on an ongoing basis, taking into account borrowing capacity, management's target capital structure, and other investment opportunities.

                                     DISNEY

7. Comprehensive income is as follows:

                                                                 Three Months Ended                           Nine Months Ended
                                                                      June 30,                                    June 30,
                                                      -------------------------------------        ---------------------------------

                                                            2000                 1999                  2000                 1999
                                                      ----------------      ---------------        --------------      -------------

(unaudited, in millions)
Net income                                                       $ 440                $ 368                 $ 957           $1,215
Cumulative translation and other adjustments, net of
 tax                                                                11                   (5)                   19              (16)
                                                                 -----                -----                 -----           ------
Comprehensive income                                             $ 451                $ 363                 $ 976           $1,199
                                                                 =====                =====                 =====           ======

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

                                                                Three Months Ended                         Nine Months Ended
                                                                     June 30,                                   June 30,
                                                      --------------------------------------        --------------------------------

(unaudited, in millions)                                   2000                  1999                   2000                1999
                                                      ----------------       ---------------        --------------       -----------

Revenues:
 Media Networks                                                 $2,270                $1,886               $ 7,420          $ 6,041
                                                                ------                ------               -------           ------
 Studio Entertainment
  Third parties                                                  1,228                 1,258                 4,434            4,590
  Intersegment                                                      15                    11                    64               47
                                                                ------                ------               -------          -------
                                                                 1,243                 1,269                 4,498            4,637
                                                                ------                ------               -------          -------
 Parks & Resorts                                                 1,940                 1,720                 5,088            4,576
                                                                ------                ------               -------          -------
 Consumer Products
  Third parties                                                    526                   625                 2,058            2,278
  Intersegment                                                     (15)                  (11)                  (64)             (47)
                                                                ------                ------               -------          -------
                                                                   511                   614                 1,994            2,231
                                                                ------                ------               -------          -------
                                                                $5,964                $5,489               $19,000          $17,485
                                                                ======                ======               =======          =======
Operating income:
 Media Networks                                                 $  662                $  485               $ 1,838          $ 1,216
 Studio Entertainment                                               (3)                   (1)                   23              238
 Parks & Resorts                                                   565                   497                 1,258            1,151
 Consumer Products                                                  59                   117                   355              503
 Amortization of intangible assets                                (109)                 (117)                 (331)            (332)
                                                                ------                ------               -------          -------
                                                                 1,174                   981                 3,143            2,776
 Gain on sale of Fairchild                                          --                    --                   243               --
                                                                ------                ------               -------          -------
                                                                $1,174                $  981               $ 3,386          $ 2,776
                                                                ======                ======               =======          =======

                                     DISNEY

9. In July 2000, the Internet Group sold Ultraseek Corp., a subsidiary that provides intranet search software, which it had acquired as part of its acquisitions of Infoseek. Proceeds from the sale consisted of shares of common stock of the purchaser, Inktomi Corp., a publicly held company, and approximately $4 million in cash. The transaction will be recorded in the fourth quarter.

10. On August 11, 2000, a jury returned a verdict against the Company in the amount of $240 million in a civil lawsuit in a Florida trial court in Orlando. The lawsuit asserted that the company misappropriated the concept for its Wide World of Sports complex at the Walt Disney World Resort. Based on the jury's findings, the court has discretion, upon a motion by the Plaintiff, to add to the verdict an amount up to double the amount thereof. The Company intends to challenge the verdict in the trial court and, if necessary, on appeal and believes that there are substantial grounds for complete reversal or reduction of the verdict. Management believes that it is not currently possible to estimate the impact, if any, that the ultimate resolution of this matter will have on the Company's results of operations, financial position or cash flow.

                                     DISNEY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SEASONALITY

  Disney's businesses are subject to the effects of seasonality. Consequently, the operating results for the quarter and nine months ended June 30, 2000 for each business segment, and for Disney as a whole, are not necessarily indicative of results to be expected for the full year.

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

  Parks & Resorts revenues fluctuate with changes in theme park attendance and resort occupancy resulting from the seasonal nature of vacation travel. Peak attendance and resort occupancy generally occur during the summer months when school vacations occur and during early-winter and spring holiday periods.

  Consumer Products revenues are influenced by seasonal consumer purchasing behavior and the timing of animated theatrical releases.


RESULTS OF OPERATIONS

  On November 4, 1999, the Company sold Fairchild Publications, which was acquired with its 1996 acquisition of ABC, Inc. On November 17, 1999, stockholders of the Company and Infoseek approved the Company's acquisition of the remaining interest in Infoseek that the Company did not already own. As more fully discussed in Note 2 to the Condensed Combined Financial Statements, the acquisition resulted in the creation of the Internet Group, which comprises all of Disney's Internet businesses and Infoseek, as well as Disney's direct marketing operations. The Company now separately reports operating results for the Internet Group and Disney, which comprises the Company's businesses other than the Internet Group, plus Disney's retained interest of approximately 71%, as of June 30, 2000, in the Internet Group.

  To enhance comparability, certain information for the current nine months and prior-year periods is presented on a pro forma basis, which assumes that these events had occurred at the beginning of fiscal 1999. The pro forma results are not necessarily indicative of the combined results that would have occurred had these events actually occurred at the beginning of fiscal 1999, nor are they necessarily indicative of future results.

  Pro forma net loss related to Disney's retained interest in the Internet Group excludes the impact of the Internet Group purchased in-process research and development expenditures of $23 million and $117 million for the nine months ended June 30, 2000 and 1999, respectively.

                                     DISNEY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

Combined Results - Quarter

                                                                               Three Months Ended June 30,
                                                    -------------------------------------------------------------------------------
                                                                            Pro Forma                               As Reported
                                                         2000                 1999              % Change                 1999
                                                    -------------       ----------------      -------------       -----------------
(unaudited; in millions, except per share data)
Revenues                                                   $5,964                 $5,452               9 %                  $5,489
Costs and expenses                                          4,681                  4,357              (7)%                   4,391
Amortization of intangible assets                             109                    116               6 %                     117
                                                           ------                 ------                                    ------
Operating income                                            1,174                    979              20 %                     981
Corporate and other activities                                  1                    (27)             n/m                      (27)
Gain on sale of Eurosport                                      93                      -              n/m                        -
Net interest expense                                         (124)                  (162)             23 %                    (164)
                                                           ------                 ------                                    ------
Income before income taxes, minority
 interests and retained interest in the Internet
 Group                                                      1,144                    790              45 %                     790
Income taxes                                                 (468)                  (337)            (39)%                    (333)
Minority interests                                            (43)                   (26)            (65)%                     (26)
                                                           ------                 ------                                    ------
Income before retained interest in the
 Internet Group                                               633                    427              48 %                     431
Net loss related to retained interest in
 the Internet Group /(1)/                                    (193)                  (181)             (7)%                     (63)
                                                           ------                 ------                                    ------
Net income                                                 $  440                 $  246              79 %                  $  368
                                                           ======                 ======                                    ======
Earnings per share:
Diluted                                                    $ 0.21                 $ 0.12              75 %                  $ 0.18
                                                           ======                 ======                                    ======
Basic                                                      $ 0.21                 $ 0.12              75 %                  $ 0.18
                                                           ======                 ======                                    ======
Earnings per share excluding retained
 interest in the Internet Group:
Diluted                                                    $ 0.30                 $ 0.20              50 %                  $ 0.21
                                                           ======                 ======                                    ======
Basic                                                      $ 0.30                 $ 0.21              43 %                  $ 0.21
                                                           ======                 ======                                    ======
Average number of common and common
 equivalent shares outstanding:
Diluted                                                     2,115                  2,086                                     2,086
                                                           ======                 ======                                    ======
Basic                                                       2,078                  2,059                                     2,059
                                                           ======                 ======                                    ======

(1) Amounts include non-cash amortization
     of intangible assets as follows:                      $  164                 $  164                                    $   62
                                                           ======                 ======                                    ======

  Net income for the quarter increased 79%, or $194 million, to $440 million, and diluted earnings per share increased 75% to $0.21, compared to prior-year pro forma amounts, driven by increased operating income, the gain on the sale of Eurosport, lower net interest expense and improved Corporate and other activities, partially offset by increased minority interests and increased net loss related to the retained interest in the Internet Group. Excluding the retained interest in the Internet Group, net income and diluted earnings per share increased 48% and 50% to $633 million and $0.30, respectively. Increased operating income reflected higher Media Networks and Parks & Resorts results, partially offset by lower Consumer Products results. Lower net interest expense reflected lower average debt balances, partially offset by higher interest rates. Lower average debt balances were driven by reductions of debt, which were funded by increased cash flow. Corporate and other activities improved due to increased income from equity investments. Higher minority interests reflected the minority share of the Eurosport gain. The increase in net loss related to the retained interest in the Internet Group reflects higher costs and expenses at the Internet Group, driven by continued investment in Internet operations and infrastructure, new Web site technology, development of new product initiatives and growth of existing Web site product offerings, partially offset by Internet revenue growth.

                                     DISNEY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

  As previously noted, the Company completed its acquisition of Infoseek during the quarter ended December 31, 1999 (see Note 2 to the Condensed Combined Financial Statements). The acquisition resulted in a significant increase in intangible assets at the Internet Group. Disney's retained interest in the Internet Group reflects the impact of amortization of these assets. Acquired intangible assets are being amortized over periods ranging from two to nine years.

  The impact of amortization related to the November 1998 and November 1999 Infoseek acquisitions, after the impact of the Ultraseek sale (see Note 9 to the Condensed Combined Financial Statements) is expected to be $212 million for the remaining three months of fiscal 2000, $641 million in 2001, $595 million in 2002, $84 million in 2003 and $13 million over the remainder of the amortization period. The Company determined the economic useful life of acquired goodwill by giving consideration to the useful lives of Infoseek's identifiable intangible assets, including developed technology, trademarks, user base, joint venture agreements and in-place workforce. In addition, the Company considered the competitive environment and the rapid pace of technological change in the Internet industry.

  On an as-reported basis, net income increased 20% or $72 million, reflecting the items described above, as well as the consolidation of Infoseek operations beginning November 18, 1999.

Combined Results - Nine Months

                                                                               Nine Months Ended June 30,
                                              --------------------------------------------------------------------------------------
                                                                Pro Forma                                    As Reported
                                              ------------------------------------------------    ----------------------------------
                                                   2000             1999           % Change            2000             1999
                                              -------------     ------------    --------------    -------------    -----------------
(unaudited; in millions, except per share
 data)
Revenues                                          $18,986          $17,359                9 %            $19,000           $17,485
Costs and expenses                                 15,513           14,267               (9)%             15,526            14,377
Amortization of intangible assets                     331              329               (1)%                331               332
Gain on sale of Fairchild                              --               --               n/m                 243                --
                                                  -------          -------                               -------           -------
Operating income                                    3,142            2,763               14 %              3,386             2,776
Corporate and other activities                        (28)            (112)              75 %                (30)             (112)
Gain on sale of Eurosport                              93                                n/m                  93                --
Net interest expense                                 (439)            (496)              11 %               (441)             (499)
                                                  -------          -------                               -------           -------
Income before income taxes, minority interests
 and retained interest in the Internet Group        2,768            2,155               28 %              3,008             2,165
Income taxes                                       (1,146)            (896)             (28)%             (1,383)             (905)
Minority interests                                   (105)             (69)             (52)%               (105)              (69)
                                                  -------          -------                               -------           -------
Income before retained interest in the
 Internet Group                                     1,517            1,190               27 %              1,520             1,191

Net (loss) income related to retained
 interest in the Internet Group /(1)/                (603)            (533)             (13)%               (563)               24
                                                  -------          -------                               -------           -------
Net income                                        $   914          $   657               39 %            $   957           $ 1,215
                                                  =======          =======                               =======           =======
Earnings per share:
Diluted                                           $  0.44          $  0.32               38 %            $  0.46           $  0.58
                                                  =======          =======                               =======           =======
Basic                                             $  0.44          $  0.32               38 %            $  0.46           $  0.59
                                                  =======          =======                               =======           =======
Earnings per share excluding retained interest
 in the Internet Group:
Diluted                                           $  0.72          $  0.57               26 %            $  0.72           $  0.57
                                                  =======          =======                               =======           =======
Basic                                             $  0.73          $  0.58               26 %            $  0.73           $  0.58
                                                  =======          =======                               =======           =======
Average number of common and common
 equivalent shares outstanding:
Diluted                                             2,100            2,084                                 2,100             2,084
                                                  =======          =======                               =======           =======
Basic                                               2,070            2,054                                 2,070             2,054
                                                  =======          =======                               =======           =======

/(1)/ Amounts include non-cash amortization of
      intangible assets as follow:                $   497          $   492                               $   436           $   165
                                                  =======          =======                               =======           =======

                                     DISNEY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

  On a pro forma basis, net income for the nine months increased 39%, or $257 million, to $914 million, and diluted earnings per share increased 38% to $0.44, driven by increased operating income, the gain on the sale of Eurosport, improved Corporate and other activities and decreased net interest expense, partially offset by increased net loss related to the retained interest in the Internet Group and increased minority interests. Excluding the retained interest in the Internet Group, net income and diluted earnings per share increased 27% and 26% to $1.5 billion and $0.72, respectively. Increased operating income reflected higher Media Networks and Parks & Resorts results, partially offset by lower Studio Entertainment and Consumer Products results. Corporate and other activities improved due to increased income from equity investments. Lower net interest expense reflected gains from the sale of investments and lower average debt balances, partially offset by higher interest rates and charges related to certain financial instruments. Lower average debt balances were driven by reductions of debt, which were funded by increased cash flow. The increase in net loss related to the retained interest in the Internet Group reflects higher costs and expenses at the Internet Group, driven by continued investment in Internet operations and infrastructure, new Web site technology, development of new product initiatives and growth of existing Web site product offerings, a non-cash charge of $31 million to reflect the impairment of certain intangible assets and one-time employee retention bonus payments of $17 million, partially offset by Internet revenue growth.

  As noted above, the Company completed the sale of Fairchild Publications during the nine months. The sale resulted in a pre-tax gain of $243 million. Income taxes on the transaction largely offset the pre-tax gain.

   On an as-reported basis, net income decreased 21% or $258 million and operating income increased 22% or $610 million. As-reported results reflect the items discussed above, as well as the impact of the Infoseek acquisition on the retained interest in the Internet Group and the sale of Fairchild Publications. The retained interest in the Internet Group reflects a gain on the sale of Starwave of $345 million in the prior-year period and Infoseek losses and incremental amortization of acquired intangible assets in the current period. The higher effective tax rate for the current nine months reflects the income tax impact of the sale of Fairchild Publications.

                                     DISNEY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)


Business Segment Results - Quarter

                                                                   Three Months Ended June 30,
                                             ---------------------------------------------------------------------
                                                                Pro Forma                             As Reported
                                                  2000             1999            % Change               1999
                                             ------------       ----------        ----------          ------------
(unaudited, in millions)
Revenues:
  Media Networks                                  $2,270           $1,886              20 %                $1,886
  Studio Entertainment                             1,243            1,269              (2)%                 1,269
  Parks & Resorts                                  1,940            1,720              13 %                 1,720
  Consumer Products                                  511              577             (11)%                   614
                                                  ------           ------                                  ------
                                                  $5,964           $5,452               9 %                $5,489
                                                  ======           ======                                  ======
Operating income /(1)/:
  Media Networks                                  $  662           $  485              36 %                $  485
  Studio Entertainment                                (3)              (1)             n/m                     (1)
  Parks & Resorts                                    565              497              14 %                   497
  Consumer Products                                   59              114             (48)%                   117
  Amortization of intangible assets                 (109)            (116)              6 %                  (117)
                                                  ------           ------                                  ------
                                                  $1,174           $  979              20 %                $  981
                                                  ======           ======                                  ======

(1) Segment results exclude intangible asset amortization. Segment earnings before interest, taxes, depreciation and amortization (EBITDA) are as follows:

  Media Networks                                $  697              $  521        $  521
  Studio Entertainment                               9                  14            14
  Parks & Resorts                                  731                 631           631
  Consumer Products                                 89                 152           156
                                                ------              ------        ------
                                                $1,526              $1,318        $1,322
                                                ======              ======        ======

  Management believes that segment EBITDA provides additional information useful in analyzing the underlying business results. However, segment EBITDA is a non-GAAP financial metric and should be considered in addition to, not as a substitute for, reported operating income.

Media Networks

  The following table provides supplemental revenue and operating income detail for the Media Networks segment:

                                                           Three Months Ended June 30,
                                                ------------------------------------------------
                                                  2000                 1999        % Change
                                                  ----                 ----          ------
(unaudited, in millions)
Revenues:
  Broadcasting                                  $1,509               $1,215          24 %
  Cable Networks                                   761                  671          13 %
                                                ------               ------        ------
                                                $2,270               $1,886           20 %
                                                ======               ======
Operating income:
  Broadcasting                                  $  421               $  209          101 %
  Cable Networks                                   241                  276          (13)%
                                                ------               ------
                                                $  662               $  485           36 %
                                                ======               ======

  Revenues increased 20%, or $384 million, to $2.3 billion, driven by increases of $294 million from Broadcasting and $90 million at the Cable Networks. Broadcasting revenues were driven by growth at the ABC television network and the Company's owned television stations. Increases at the television network and owned television stations were driven by the continued success of Who Wants to Be a Millionaire, a strong advertising market and higher overall ratings on network programming. The television stations also benefited from higher spot advertising rates driven by ABC placing first in the May and February sweeps. The strong advertising market also drove improvements at the radio stations. Cable Networks revenue growth was driven by increased advertising and affiliate revenues due to a strong advertising market and subscriber growth.

  Operating income increased 36%, or $177 million, to $662 million, reflecting increased Broadcasting and Cable Networks revenues, partially offset by higher costs. Costs and expenses, which consist primarily of programming rights and amortization, production costs, distribution and selling expenses and labor costs, increased 15% or $207 million, driven by higher sports programming costs, at the Cable Networks, principally related to National Hockey League (NHL) and Major League Baseball broadcasts. In addition, higher costs and expenses reflected start-up costs associated with the January launch of SoapNet and various international Disney Channels.

                                     DISNEY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

  The Company has investments in cable operations that are accounted for as unconsolidated equity investments. The table below presents "Operating income from cable television activities," which comprise the Cable Networks and the Company's cable equity investments:

                                                             Three Months Ended June 30,
                                                      ----------------------------------------
                                                          2000          1999         % Change
                                                      -----------     ---------      ---------
(unaudited, in millions)
Operating income:
  Cable Networks                                         $ 241          $ 276           (13)%
  Equity investments:
    A&E, Lifetime and E! Entertainment Television          183            147            24 %
    Other /(1)/                                            124             26            n/m
                                                         -----          -----
Operating income from cable television activities          548            449            22 %
Partner share of operating income                         (169)          (154)          (10)%
                                                         -----          -----
Disney share of operating income                         $ 379          $ 295            28 %
                                                         =====          =====

/(1)/ Includes a gain of $93 million from the sale of Eurosport during the current quarter

Note:   Operating income from cable television activities presented in this table represents 100% of the operating income of both the Company's owned cable businesses and its cable equity investees. The Disney share of operating income represents the Company's ownership interest in cable television operating income. Cable Networks are reported in "Operating income" in the Condensed Combined Statements of Income. Equity Investments are accounted for under the equity method and the Company's proportionate share of the net income of its cable equity investments is reported in "Corporate and other activities" in the Condensed Combined Statements of Income. Management believes that operating income from cable television activities provides additional information useful in analyzing the underlying business results. However, operating income from cable television activities is a non-GAAP financial metric and should be considered in addition to, not as a substitute for, reported operating income.

  Disney's share of cable television operating Income increased 28%, or $84 million to $379 million, driven by the gain on the sale of Eurosport and increased advertising revenues at Lifetime Television, The History Channel,
A&E Television and E! Entertainment Television, partially offset by decreases at the Cable Networks.

Studio Entertainment

  Revenues decreased 2%, or $26 million, to $1.2 billion, driven by declines of $82 million in worldwide home video and $82 million in network television production and distribution, partially offset by growth of $67 million in domestic theatrical motion picture distribution and $34 million in stage plays and music. In worldwide home video, the successful performance of Tarzan and other Gold Collection titles on VHS and DVD and The Sixth Sense on DVD faced difficult comparisons to the prior-year quarter, which included A Bug's Life and Lion King II: Simba's Pride. The decline in network television production and distribution revenue reflected the production of Home Improvement in the prior-year quarter, partially offset by strong performances of 101 Dalmatians and Air Force One in international markets. Growth in domestic theatrical motion picture distribution reflected the performances of Dinosaur, Gone in 60 Seconds and Shanghai Noon in the current quarter compared to Tarzan in the prior-year
quarter.   Growth in stage play revenues was driven by the performance of The
Lion King, Beauty and the Beast and Aida in the current quarter and music revenues reflected sales of the Mission: Impossible 2 soundtrack.

                                     DISNEY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

  Operating losses increased to $3 million, due to declines in domestic theatrical motion picture distribution, where cost increases exceeded revenue gains, partially offset by growth in network television production and distribution and worldwide home video, where cost decreases exceeded revenue declines, and stage plays. Costs and expenses, which consist primarily of production cost amortization, distribution and selling expenses, participations expense, product costs, labor and leasehold expenses, decreased 2% or $24 million. Lower costs and expenses reflected decreases at network television production and distribution and domestic home video, partially offset by increases at domestic theatrical motion picture distribution. Production cost amortization decreased at network television production and distribution due to the production of Home Improvement and pilot programs in the prior-year quarter and the distribution of more classic animated titles in the current year, which have a lower amortization cost relative to recent titles. Domestic home video distribution, selling and participation costs decreased due to a reduction in videotape unit sales and significant participation payments made to Pixar on A Bug's Life in the prior-year quarter. Cost increases in domestic theatrical motion picture distribution reflected increased distribution expenses for Dinosaur, Gone in 60 Seconds and Shanghai Noon and higher production cost amortization in the current quarter.

Parks & Resorts

  Revenues increased 13%, or $220 million, to $1.9 billion, driven by growth of $133 million at the Walt Disney World Resort, reflecting increased guest spending and record theme park attendance; $21 million at Disney Cruise Line, reflecting a full quarter of operations from both cruise ships, the Disney Magic and the Disney Wonder, compared to just the Disney Magic in the prior-year quarter; and $11 million at Disneyland, reflecting increased attendance. Increased guest spending and record attendance at the Walt Disney World Resort were driven by the ongoing Millennium Celebration. Higher attendance at Disneyland was driven by the 45th Anniversary Celebration and the strength of the Annual Pass program.

  Operating income increased 14%, or $68 million, to $565 million, driven by revenue growth at the Walt Disney World Resort and Disneyland, partially offset by higher costs and expenses. Costs and expenses, which consist principally of labor, costs of merchandise, food and beverages sold, depreciation, repairs and maintenance, entertainment and marketing and sales expense, increased 12% or $152 million. Increased operating costs were driven by higher theme park attendance, the ongoing Millennium Celebration at the Walt Disney World Resort and Disney Cruise Line operations.

Consumer Products

  Revenues decreased 11%, or $66 million, to $511 million, compared to prior-year pro forma amounts, driven by a decline of $56 million in worldwide merchandise licensing and publishing and $8 million at the Disney Stores, partially offset by growth of $8 million at Disney Interactive. Merchandise licensing revenues reflected continued worldwide softness. Publishing revenues reflected declines primarily in North America and Europe. Disney Store revenues decreased due to lower comparative store sales, principally domestically, partially offset by improved comparative store sales in certain European markets. Disney Interactive revenues increased due to the success of the Who Wants to Be a Millionaire video games and Pooh learning titles.

  On an as-reported basis, revenues decreased 17% or $103 million, reflecting the items described above, as well as the impact of the disposition of Fairchild Publications in the first quarter of the current year.

  Operating income decreased 48%, or $55 million, to $59 million, compared to prior-year pro forma amounts, reflecting declines in worldwide merchandise licensing, partially offset by improvements at the Disney Store, driven by improvements in North America, due to cost reductions, and in certain European markets, and also at Disney Interactive. Costs and expenses, which consist primarily of labor; product costs, including product development costs; distribution and selling expenses; and leasehold expenses, decreased 2% or $11 million, driven by the Disney Stores domestically due to better product mix and labor cost savings, partially offset by higher advertising and international infrastructure costs.

                                     DISNEY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

  On an as-reported basis, operating income decreased 50% or $58 million, reflecting the items described above, as well as the impact of the disposition of Fairchild Publications in the first quarter of the current year.

Business Segment Results - Nine Months

                                                       Nine Months Ended June 30,
                                       ---------------------------------------------------------
                                                   Pro Forma                     As Reported
                                       --------------------------------       ------------------
                                        2000       1999        % Change        2000       1999
                                       -------    -------      --------       -------    -------
(unaudited, in millions)
Revenues:
  Media Networks                       $ 7,420    $ 6,041         23 %        $ 7,420    $ 6,041
  Studio Entertainment                   4,498      4,637         (3)%          4,498      4,637
  Parks & Resorts                        5,088      4,576         11 %          5,088      4,576
  Consumer Products                      1,980      2,105         (6)%          1,994      2,231
                                       -------    -------                     -------    -------
                                       $18,986    $17,359          9 %        $19,000    $17,485
                                       =======    =======                     =======    =======
Operating income /(1)/:
  Media Networks                       $ 1,838    $ 1,216         51 %        $ 1,838    $ 1,216
  Studio Entertainment                      23        238        (90)%             23        238
  Parks & Resorts                        1,258      1,151          9 %          1,258      1,151
  Consumer Products                        354        487        (27)%            355        503
  Amortization of intangible assets       (331)      (329)        (1)%           (331)      (332)
                                       -------    -------                     -------    -------
                                         3,142      2,763         14 %          3,143      2,776
  Gain on sale of Fairchild                 --         --        n/m              243         --
                                       -------    -------                     -------    -------
                                       $ 3,142    $ 2,763         14 %        $ 3,386    $ 2,776
                                       =======    =======                     =======    =======

(1) Segment results exclude intangible asset amortization. Segment EBITDA, which also excludes depreciation, is as follows:

     Media Networks                    $ 1,942    $ 1,313                     $ 1,942    $ 1,313
     Studio Entertainment                   63        283                          63        283
     Parks & Resorts                     1,696      1,518                       1,696      1,518
     Consumer Products                     434        587                         435        604
                                       -------    -------                     -------    -------
                                       $ 4,135    $ 3,701                     $ 4,136    $ 3,718
                                       =======    =======                     =======    =======

                                     DISNEY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

Media Networks

  The following table provides supplemental revenue and operating income detail for the Media Networks segment:

                                            Nine Months Ended June 30,
                             ---------------------------------------------------------
                                  2000                 1999               % Change
                             ---------------      --------------      ----------------
(unaudited, in millions)
Revenues:
  Broadcasting                       $4,876               $3,955                   23%
  Cable Networks                      2,544                2,086                   22%
                                     ------               ------
                                     $7,420               $6,041                   23%
                                     ======               ======
Operating income:
  Broadcasting                       $1,008               $  495                  104%
  Cable Networks                        830                  721                   15%
                                     ------               ------
                                     $1,838               $1,216                   51%
                                     ======               ======

  Revenues increased 23%, or $1.4 billion, to $7.4 billion, driven by increases of $921 million from Broadcasting and $458 million at the Cable Networks. Increased Broadcasting revenues were driven by growth at the ABC television network and the Company's owned television stations. Increases at the television network and owned television stations were driven by a strong advertising market, the continued success of Who Wants to Be a Millionaire and higher overall ratings on network programming, including Good Morning America. The television stations also benefited from higher spot advertising rates driven by ABC placing first in the May and February sweeps. Cable Networks revenue growth was driven by increased advertising revenues due to a strong advertising market, as well as higher affiliate fees due to contractual rate adjustments and subscriber growth.

  Operating income increased 51%, or $622 million, to $1.8 billion, reflecting increased Broadcasting and Cable Network revenues, partially offset by higher costs. Costs and expenses increased 16% or $757 million, driven by higher sports programming costs, principally related to National Football League (NFL) and NHL broadcasts. In addition, start-up costs associated with the January launch of SoapNet and various international Disney Channels contributed to increased costs and expenses.

  During the second quarter of 1998, the Company entered into a new agreement with the NFL for the right to broadcast NFL football games on the ABC Television Network and ESPN. The contract provides for total payments of approximately $9 billion over an eight-year period, and commenced with the 1998 season. Under the terms of the contract, the NFL has the right to cancel the contract after five years. The programming rights fees under the new contract are significantly higher than those required by the previous contract and the fee increases exceed the estimated revenue increases over the contract term. The higher fees under the new contract reflect various factors, including increased competition for sports programming rights and an increase in the number of games to be broadcast by ESPN. Disney continues to pursue a variety of strategies, including marketing efforts, to reduce the impact of the higher costs. The contract's impact on Disney's results over the remaining contract term is dependent upon a number of factors, including the strength of advertising markets, effectiveness of marketing efforts and the size of viewer audiences.

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

  The Company has investments in cable operations that are accounted for as unconsolidated equity investments. The table below presents "Operating income from cable television activities," which comprise the Cable Networks and the Company's cable equity investments:

                                                      Nine Months Ended June 30,
                                                    ----------------------------
                                                     2000      1999     % Change
                                                    ------    ------    --------
(unaudited, in millions)
Operating income:
  Cable Networks                                    $  830    $  721      15 %
  Equity investments:
    A&E, Lifetime and E! Entertainment Television      501       382      31 %
    Other /(1)/                                        175        33      n/m
                                                    ------    ------
Operating income from cable television activities    1,506     1,136      33 %
Partner share of operating income                     (487)     (363)    (34)%
                                                    ------    ------
Disney share of operating income                    $1,019    $  773      32 %
                                                    ======    ======

/(1)/ Includes a gain of $93 million from the sale of Eurosport during the current quarter

Note:   Operating income from cable television activities presented in this table represents 100% of the operating income of both the Company's owned cable businesses and its cable equity investees. The Disney share of operating income represents the Company's ownership interest in cable television operating income. Cable Networks are reported in "Operating income" in the Condensed Combined Statements of Income. Equity investments are accounted for under the equity method and the Company's proportionate share of the net income of its cable equity investments is reported in "Corporate and other activities" in the Condensed Combined Statements of Income.

   Disney's share of cable television operating income increased 32%, or $246 million, to $1.0 billion, driven by increased advertising revenues at Lifetime Television, The History Channel, E! Entertainment Television and A&E Television; growth at the Cable Networks; and the gain on the sale of Eurosport.

Studio Entertainment

  Revenues decreased 3%, or $139 million, to $4.5 billion, driven by declines of $269 million in worldwide home video and $133 million in network television production and distribution, partially offset by growth of $191 million in worldwide theatrical motion picture distribution and $57 million in stage plays. Worldwide home video revenues reflected fewer unit sales in the current year, as the prior year included the successful releases of Lion King II: Simba's Pride, Mulan, Armageddon and A Bug's Life. The decline in network television production and distribution reflects the production of Home Improvement in the prior year. Growth in worldwide theatrical motion picture distribution reflected the performance of Toy Story 2, Tarzan, The Sixth Sense and Dinosaur. Growth in stage play revenues was driven by the performances of The Lion King, Beauty and the Beast and Aida.

                                     DISNEY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

  Operating income decreased 90%, or $215 million to $23 million, due to revenue declines in worldwide home video and declines in domestic theatrical motion picture distribution, where cost increases exceeded revenue gains. These declines were partially offset by improvements in international theatrical motion picture distribution. Costs and expenses increased 2% or $76 million. Cost increases in worldwide theatrical motion picture distribution reflected higher production cost amortization and increased participation costs due to The Sixth Sense and Toy Story 2. Stage play operating and production cost amortization expenses increased due to The Lion King and Aida. Production cost amortization decreased in network television production and distribution, reflecting the production of Home Improvement in the prior year and the distribution of more classic animated titles in the current year. Worldwide home video distribution and selling costs and production cost amortization decreased due to a reduction in videotape unit sales compared to the prior year.

  Increases in production and participation costs are also reflective of industry trends: as competition for creative talent has increased, costs within the industry have increased at a rate significantly higher than inflation.

Parks & Resorts

  Revenues increased 11%, or $512 million, to $5.1 billion, driven by growth of $293 million at the Walt Disney World Resort, reflecting increased guest spending, record theme park attendance and record occupied room nights; $89 million at Disney Cruise Line, reflecting a full nine months of operations from both cruise ships, the Disney Magic and the Disney Wonder, compared to just the Disney Magic in the prior year; and $13 million at Disneyland, reflecting increased guest spending. Increased guest spending and record attendance at the Walt Disney World Resort were driven by the ongoing Millennium Celebration and higher occupied room nights reflecting the opening of the All Star Movies Resort, which opened in the second quarter of the prior year. At Disneyland, increased attendance and guest spending were driven by the 45th Anniversary Celebration, enhanced merchandise and food and beverage offerings throughout the park and the strength of the Annual Pass program.

  Operating income increased 9%, or $107 million, to $1.3 billion, driven by revenue growth at the Walt Disney World Resort, improved results at Disney Cruise Line and higher guest spending at Disneyland. Costs and expenses increased 12% or $405 million, driven by higher theme park attendance and the ongoing Millennium Celebration at the Walt Disney World Resort and Disney Cruise Line operations.

Consumer Products

  Pro forma revenues decreased 6%, or $125 million, to $2.0 billion, driven by declines of $140 million in worldwide merchandise licensing and publishing, partially offset by an increase of $25 million at Disney Interactive. Lower merchandise licensing and publishing revenues were primarily attributable to declines domestically and in Europe. Disney Interactive revenues increased due to the success of the Who Wants to Be a Millionaire video games, Pooh learning titles and the Toy Story 2 action game.

  On an as-reported basis, revenues decreased 11% or $237 million, reflecting the items described above, as well as the impact of the disposition of Fairchild Publications in the first quarter of the current year.

  Pro forma operating income decreased 27%, or $133 million, to $354 million, driven by declines in worldwide merchandise licensing and softer publishing results domestically and in Europe, partially offset by an increase at Disney Interactive. Costs and expenses were comparable to the prior year.

  On an as-reported basis, operating income decreased 29% or $148 million, reflecting the items described above, as well as the impact of the disposition of Fairchild Publications in the first quarter of the current year.

                                     DISNEY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)


FINANCIAL CONDITION

  For the nine months ended June 30, 2000, cash provided by operations increased $443 million to $4.9 billion, driven by increased income excluding the Internet Group, higher amortization of television broadcast rights relative to cash payments and increased amortization of film and television costs, partially offset by higher income tax payments due to certain payments attributable to the prior fiscal year.

  During the nine months, Disney invested $2.0 billion to develop, produce and acquire rights to film and television properties, a decrease of $288 million. The decrease was primarily due to a $310 million payment related to the acquisition of a film library in the prior year.

  During the nine months, Disney invested $1.3 billion in parks, resorts and other properties. These expenditures reflected continued expansion activities related to Disney's California Adventure and certain resort facilities at the Walt Disney World Resort. The decrease of $175 million from the prior year reflects the final payment for the second cruise ship, the Disney Wonder, in the prior year, partially offset by increased spending on Disney's California Adventure in the current year.

  During the nine months, Disney invested $91 million in Euro Disney S.C.A. to maintain its 39% ownership interest after a Euro Disney equity rights offering, the proceeds of which will be used to fund construction of a new theme park.

  Total commitments to purchase broadcast programming approximated $13.5 billion at June 30, 2000, including approximately $11.0 billion related to sports programming rights, primarily NFL, College Football, Major League Baseball and NHL. Substantially all of this amount is payable over the next six years.

  Disney expects the ABC Television Network, ESPN and the Company's television and radio stations to continue to enter into programming commitments to purchase the broadcast rights for various feature films, sports and other programming.

  During the nine months, Disney repaid $2.4 billion of term debt, which matured during the period, and reduced its commercial paper borrowings by $538 million. These repayments were partially funded by proceeds of $1.1 billion from various financing arrangements. Commercial paper borrowings outstanding as of June 30, 2000 totaled $1.4 billion, with maturities of up to one year, supported by bank facilities totaling $4.8 billion, which expire in one to five years and allow for borrowings at various interest rates. Disney also has the ability to borrow under a U.S. shelf registration statement and a euro medium-term note program, which collectively permit the issuance of up to approximately $4.8 billion of additional debt.

  Disney is authorized as of June 30, 2000 to purchase up to 395 million shares of Disney common stock. During the nine months, a subsidiary of Disney acquired approximately 3.8 million shares of Disney common stock for approximately $115 million. Disney also used $434 million to fund dividend payments during the first quarter.

  Disney believes that its financial condition is strong and that its cash, other liquid assets, operating cash flows, access to equity capital markets and borrowing capacity, taken together, provide adequate resources to fund ongoing operating requirements and future capital expenditures related to the expansion of existing businesses, including the Internet Group, and development of new projects.

                                     DISNEY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)


OTHER MATTERS

  In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 Revenue Recognition in Financial Statements (SAB
101). SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. Disney is evaluating the effect that adoption may have on its combined results of operations and financial position and will reflect such effect, if any, during fiscal 2001.

  In June 2000, the American Institute of Certified Public Accountants issued Statement of Position 00-2 Accounting by Producers or Distributors of Films (SOP 00-2). SOP 00-2 changes the accounting standards for costs to produce and distribute film and television properties. Disney expects to adopt the new standard effective October 1, 2000, and is evaluating the effect that such adoption may have on its combined results of operations and financial position.

  On August 11, 2000, a jury returned a verdict against the Company in the amount of $240 million in a civil lawsuit in a Florida trial court in Orlando. The lawsuit asserted that the company misappropriated the concept for its Wide World of Sports complex at the Walt Disney World Resort. Based on the Jury's findings, the court has discretion, upon a motion by the Plaintiff, to add to the verdict an amount up to double the amount thereof. The Company intends to challenge the verdict in the trial court and, if necessary, on appeal and believes that there are substantial grounds for complete reversal or reduction of the verdict. Management believes that it is not currently possible to estimate the impact, if any, that the ultimate resolution of this matter will have on the Company's results of operations, financial position or cash flow.

                                                                        ANNEX II

                       [LOGO OF THE WALT DISNEY COMPANY]

                           WALT DISNEY INTERNET GROUP

                    CONDENSED COMBINED FINANCIAL INFORMATION

                           WALT DISNEY INTERNET GROUP

                  CONDENSED COMBINED STATEMENTS OF OPERATIONS
                In thousands, except per share data (unaudited)

                                                             Three Months Ended              Nine Months Ended
                                                                  June 30,                        June 30,
                                                          ------------------------       -------------------------
                                                            2000            1999           2000            1999
                                                          ---------       --------       ---------       ---------
Revenues                                                  $  86,346       $ 41,645       $ 286,065       $ 159,798
Costs and expenses:
  Cost of revenues                                           81,050         34,423         249,189         111,437
  Sales and marketing                                        51,529         17,307         169,591          58,681
  Other operating expenses                                   27,862          8,931         142,861          26,924
  Depreciation                                                9,131          1,914          23,232           5,486
  Amortization of intangible assets                         230,710             --         578,394              --
Gain on sale of Starwave                                         --             --              --         345,048
                                                          ---------       --------       ---------       ---------
Operating (loss) income                                    (313,936)       (20,930)       (877,202)        302,318
Corporate and other activities                               (1,875)        (3,325)         (6,396)        (13,443)
Equity in Infoseek loss                                          --        (73,512)        (40,575)       (245,590)
Net interest expense                                           (217)        (2,139)         (6,446)         (5,371)
                                                          ---------       --------       ---------       ---------
(Loss) income before income taxes and minority
 interests                                                 (316,028)       (99,906)       (930,619)         37,914
Income tax benefit (expense)                                 42,752         36,472         144,246         (13,933)
Minority interests                                            1,108             --          19,536             252
                                                          ---------       --------       ---------       ---------
Net (loss) income                                         $(272,168)      $(63,434)      $(766,837)      $  24,233
                                                          =========       ========       =========       =========

Net (loss) income attributed to:
  Disney common stock/(1)/                                $(193,228)      $(63,434)      $(563,252)      $  24,233
                                                          =========       ========       =========       =========
  Internet Group common stock                             $ (78,940)      $    n/a       $(203,585)      $     n/a
                                                          =========       ========       =========       =========

Loss per share attributed to the Internet Group:
  Diluted and Basic                                       $   (1.75)      $    n/a          $(4.58)      $     n/a
                                                          =========       ========       =========       =========

Average number of common and common equivalent
 shares outstanding:
  Diluted and Basic                                          45,160            n/a          44,469             n/a
                                                          =========       ========       =========       =========

(1) Net (loss) income attributed to Disney common stock includes 100% of the Internet Group's losses through November 17, 1999, and approximately 71% thereafter.

              See Notes to Condensed Combined Financial Statements

                           WALT DISNEY INTERNET GROUP

                       CONDENSED COMBINED BALANCE SHEETS
                            In thousands (unaudited)

                                                  June 30,     September 30,
                                                    2000           1999
                                                 ----------    -------------
ASSETS
Current Assets
  Cash and cash equivalents                      $    4,589         $  5,530
  Receivables (net of allowance for doubtful
   accounts of $17,166 and $4,791)                   51,962           17,763
  Inventories                                        19,198           43,521
  Deferred income taxes                              27,762            8,993
  Other assets                                       10,649           13,905
                                                 ----------         --------
    Total current assets                            114,160           89,712
Investments                                          59,472          505,210
Property and equipment, at cost                     166,350           53,509
Accumulated depreciation                            (81,184)         (18,928)
                                                 ----------         --------
                                                     85,166           34,581
Projects in progress                                     --            6,112
                                                 ----------         --------
                                                     85,166           40,693
Intangible assets, net                            1,730,959           64,389
Deferred income taxes                                18,135               --
Other assets                                          4,543            6,420
                                                 ----------         --------
                                                 $2,012,435         $706,424
                                                 ==========         ========
LIABILITIES AND GROUP EQUITY
Current Liabilities
  Accounts and taxes payable and other
   accrued liabilities                           $  123,567       $ 90,997
  Current portion of borrowings                          --         28,313
  Unearned royalties and other advances              21,388          6,312
                                                 ----------       --------
    Total current liabilities                       144,955        125,622
Loan payable to Disney                               50,900         19,000
Borrowings                                               --         90,350
Deferred income taxes                                    --         58,396
Other long term liabilities, unearned royalties
 and other advances                                   5,574             --
Minority interests                                       --         42,041
Group equity                                      1,811,006        371,015
                                                 ----------       --------
                                                 $2,012,435       $706,424
                                                 ==========       ========

              See Notes to Condensed Combined Financial Statements

                           WALT DISNEY INTERNET GROUP

                  CONDENSED COMBINED STATEMENTS OF CASH FLOWS
                            In thousands (unaudited)

                                                     Nine Months Ended
                                                          June 30,
                                                 -------------------------
                                                   2000             1999
                                                 ---------       ---------
NET (LOSS) INCOME                                $(766,837)      $  24,233

OPERATING ITEMS NOT REQUIRING CASH OUTLAYS
  Depreciation                                      23,232           5,486
  Amortization of intangibles                      578,394              --
  Charge for in-process research and development    23,322              --
  Impairment charges                                35,849              --
  Gain on sale of Starwave                              --        (345,048)
  Equity in Infoseek loss                           40,575         245,590
  Minority interests                               (19,536)           (252)
  Other                                              1,606           8,015

CHANGES IN ASSETS AND LIABILITIES                   61,249           2,971
                                                 ---------       ---------
                                                   744,691         (83,238)
                                                 ---------       ---------
CASH USED IN OPERATIONS                            (22,146)        (59,005)
                                                 ---------       ---------

INVESTING ACTIVITIES
  Investments in property and equipment            (29,094)        (11,655)
  Acquisitions (net of cash acquired)                2,362         (70,013)
  Purchases of investments                         (73,301)             --
                                                 ---------       ---------
                                                  (100,033)        (81,668)
                                                 ---------       ---------
FINANCING ACTIVITIES
  Capital contributions from Disney, net            21,514         146,892
  Borrowings                                         7,214              --
  Reduction of borrowings                           (2,594)        (13,900)
  Stock options exercised                           16,366              --
  Borrowings from Disney, net                       78,738              --
                                                 ---------       ---------
                                                   121,238         132,992
                                                 ---------       ---------
Decrease in cash and cash equivalents                 (941)         (7,681)
Cash and cash equivalents, beginning of period       5,530           7,684
                                                 ---------       ---------
Cash and cash equivalents, end of period         $   4,589       $       3
                                                 =========       =========

              See Notes to Condensed Combined Financial Statements

                           WALT DISNEY INTERNET GROUP

                NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS

1. These condensed combined financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these condensed combined financial statements. Operating results for the quarter and nine months are not necessarily indicative of the results that may be expected for the year ending September 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto for the Company included in its Annual Report on Form 10-K for the year ended September 30, 1999 as well as the combined financial statements and footnotes thereto for Disney's existing Internet and direct marketing businesses (known as GO.com) for the year ended September 30, 1998, included in the joint proxy statement/prospectus of The Walt Disney Company and Infoseek Corporation, filed on Form S-4 dated September 30, 1999 and the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999.

2. In November 1998, the Company acquired a 43% interest in Infoseek Corporation (Infoseek) in a transaction that, among other things, provided for the acquisition of the Company's subsidiary, Starwave Corporation (Starwave), by Infoseek. The Company recognized a $345 million non-cash pre-tax gain on that transaction.

  On November 17, 1999, stockholders of the Company and Infoseek approved the Company's acquisition of the remaining interest in Infoseek that the Company did not already own.

  The acquisition was effected by the creation and issuance of a new class of common stock, called GO.com common stock, in exchange for outstanding Infoseek shares, at an exchange rate of 1.15 shares of GO.com common stock for each Infoseek share. Upon consummation of the acquisition, the Company combined its Internet and direct marketing businesses with Infoseek to create a single Internet and direct marketing business called GO.com. On August 2, 2000, the Internet and direct marketing business was renamed Walt Disney Internet Group (hereinafter referred to as the Internet Group).

  The acquisition has been accounted for as a purchase, and the acquisition cost of $2.1 billion has been allocated to the assets acquired and liabilities assumed based on estimates of their respective fair values. Assets acquired totaled $130 million and liabilities assumed were $46 million. A total of approximately $2.0 billion, representing the excess of acquisition cost over the fair value of Infoseek's net assets, has been allocated to intangible assets, including goodwill of $1.9 billion, and is being amortized over two to nine years. The Company determined the economic useful life of acquired goodwill by giving consideration to the useful lives of Infoseek's identifiable intangible assets, including developed technology, trademarks, user base, joint venture agreements and in-place workforce. In addition, the Company considered the competitive environment and the rapid pace of technological change in the Internet industry. During the quarter ended December 31, 1999, the Internet Group recorded charges for purchased in-process research and development expenditures totaling $23.3 million, which are reported in other operating expenses in the condensed combined statements of operations.

  Disney retains an interest of approximately 71% in the Internet Group at June 30, 2000. Effective November 18, 1999, shares of the Company's existing common stock were reclassified as Disney common stock, to track the financial performance of the Company's businesses other than the Internet Group, plus Disney's retained interest in the Internet Group.

                           WALT DISNEY INTERNET GROUP

                NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS

  The Internet Group's combined results of operations have incorporated Infoseek's activity on a consolidated basis since November 18, 1999. The unaudited pro forma information below presents combined results of operations as if the Infoseek acquisition had occurred at the beginning of fiscal 1999. The unaudited pro forma information is not necessarily indicative of the results of operations of the combined group had the Infoseek acquisition occurred at the beginning of fiscal 1999, nor is it necessarily indicative of future results.

                                                              Nine Months Ended
                                                                   June 30,
                                                          -------------------------
                                                            2000            1999
                                                          -------------------------
(unaudited; in thousands, except per share data)
Revenues                                                  $ 309,534       $ 260,576
Net loss                                                   (844,942)       (740,099)
Net loss attributed to Internet Group common stock         (242,388)       (206,687)

Diluted and basic loss per share attributed to Internet
  Group common stock                                      $   (5.45)      $   (4.83)

  Pro forma amounts for the nine-month periods exclude purchased in-process research and development expenditures of $23.3 million and $116.2 million, in 2000 and 1999, respectively, and the Starwave gain in fiscal 1999.

3. Diluted and basic loss per share amounts for the nine months reflect the results of operations after November 17, 1999, the date the Company acquired the remaining interest in Infoseek that it did not already own and first issued the Internet Group common stock, through June 30, 2000. Diluted loss per share amounts are calculated using the treasury stock method and are based upon the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares are excluded from the computation in periods in which they would have an anti-dilutive effect. The difference between basic and diluted earnings per share is solely attributable to stock options, which are considered anti-dilutive when option exercise prices exceed the weighted average market price per share of common stock during the period. For the quarter and nine months ended June 30, 2000, all Internet Group stock options were anti-dilutive and, accordingly, options for 25.8 million and 16.9 million shares, respectively, were excluded from the loss per share calculation.

4. As a result of toysmart.com's bankruptcy filing, the Internet Group has changed its method of accounting for toysmart.com from the consolidation method to the cost method, effective June 9, 2000. The Internet Group's investment in toysmart.com as of June 30, 2000 was not significant.

5. On June 30, 2000, the Internet Group acquired the remaining 40% interest in Soccernet.com that it did not already own. The acquisition has been accounted for as a purchase. The excess of the purchase price over the fair value of the net assets acquired was $15.2 million and has been recorded as goodwill, which is being amortized over its estimated useful life.

6. During the quarter ended March 31, 2000, the Internet Group recorded a $30.8 million non-cash impairment charge, which is reported in Other operating expenses, related to goodwill and other intangible assets for an Internet business. Based upon a significant decrease in revenues relative to budget, the Internet Group performed an impairment assessment in accordance with Statement of Financial Accounting Standards No. 121 Accounting for the Impairment of Long-lived Assets to Be Disposed Of, and accordingly, wrote the assets down to their fair value, which was determined based upon projected discounted future cash flows.

7. In April 2000, the Company's Board of Directors approved a share repurchase program for up to five million shares of Internet Group common stock in the open market. No shares have been repurchased under this program.

                           WALT DISNEY INTERNET GROUP

                NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS

8.   Comprehensive (loss) income is as follows:

                                Three Months Ended       Nine Months Ended
                                     June 30,                June 30,
                               ---------------------    --------------------
(unaudited, in thousands)        2000         1999         2000       1999
                               ---------    --------    ---------    -------
Net (loss) income              $(272,168)   $(63,434)   $(766,837)   $24,233
Unrealized holding loss, net     (10,885)         --      (12,329)        --
                               ---------    --------    ---------    -------
Comprehensive (loss) income    $(283,053)   $(63,434)   $(779,166)   $24,233
                               =========    ========    =========    =======

9. The Internet and Direct Marketing segments reported below are the operating segments of the Internet Group for which separate financial information is available and for which operating income or loss amounts are evaluated regularly by executive management in deciding how to allocate resources and in assessing performance.

                                     Three Months Ended       Nine Months Ended
                                          June 30,                 June 30,
                                   ---------------------    ---------------------
(unaudited, in thousands)            2000         1999        2000         1999
                                   ---------    --------    ---------    --------
Revenues:
  Internet
    Media                          $  51,606    $  7,848    $ 137,874    $ 26,614
    Commerce                          17,855       5,656       54,571      16,550
                                   ---------    --------    ---------    --------
                                      69,461      13,504      192,445      43,164
  Direct Marketing                    16,885      28,141       93,620     116,634
                                   ---------    --------    ---------    --------
                                   $  86,346    $ 41,645    $ 286,065    $159,798
                                   =========    ========    =========    ========
Operating (loss) income:
  Internet                         $ (76,801)   $(15,086)   $(277,946)   $(35,701)
  Direct Marketing                    (6,425)     (5,844)     (20,862)     (7,029)
                                   ---------    --------    ---------    --------
                                     (83,226)    (20,930)    (298,808)    (42,730)
  Amortization of intangible
   assets                            230,710          --      578,394          --
                                   ---------    --------    ---------    --------
                                    (313,936)    (20,930)    (877,202)    (42,730)
  Gain on sale of Starwave                --          --           --     345,048
                                   ---------    --------    ---------    --------
                                   $(313,936)   $(20,930)   $(877,202)   $302,318
                                   =========    ========    =========    ========

10. In July 2000, the Internet Group sold Ultraseek Corp., a subsidiary that provides intranet search software, which it had acquired as part of its acquisitions of Infoseek. Proceeds from the sale consisted of shares of common stock of the purchaser, Inktomi Corp., a publicly held company, and approximately $4 million in cash. The transaction will be recorded in the fourth quarter.

                           WALT DISNEY INTERNET GROUP

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SEASONALITY

  The Internet Group's businesses are subject to the effects of seasonality. Consequently, the operating results for the quarter and nine months ended June 30, 2000 for each business segment, and for the Internet Group as a whole, are not necessarily indicative of results to be expected for the full year.

  Internet commerce and Direct Marketing revenues fluctuate with seasonal consumer purchasing behavior, with a significant portion of annual revenues generated in the first quarter.

  Internet media revenues are influenced by advertiser demand and visitor traffic.

RESULTS OF OPERATIONS

  On November 17, 1999, the stockholders of the Company and Infoseek approved the Company's acquisition of the remaining interest in Infoseek that the Company did not already own. As more fully discussed in Note 2 to the Condensed Combined Financial Statements, the acquisition resulted in the creation of the Internet Group, which comprises all of Disney's Internet businesses and Infoseek, as well as Disney's direct marketing operations. The Company now separately reports operating results for the Internet Group and Disney, which comprises the Company's businesses other than the Internet Group, plus Disney's retained interest of approximately 71% as of June 30, 2000, in the Internet Group.

  The Internet Group's results of operations have incorporated Infoseek's activity since the date of the acquisition. To enhance comparability, operating results for the current nine months and prior-year periods have been presented on a pro forma basis, which assumes that the acquisition of the remaining interest in Infoseek and subsequent creation of the Internet Group had occurred at the beginning of fiscal 1999. The pro forma results are not necessarily indicative of the combined results that would have occurred had the acquisition actually occurred at the beginning of fiscal 1999, nor are they necessarily indicative of future results.

  Pro forma operating loss for the nine months excludes purchased in-process research and development expenditures of $23.3 million and $72.6 million in 2000 and 1999, respectively, and the Starwave gain in fiscal 1999.

                           WALT DISNEY INTERNET GROUP

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

Combined Results - Quarter

                                                             Three Months Ended June 30,
                                                 -------------------------------------------------
                                                              Pro Forma                As Reported
                                                   2000         1999         % Change     1999
                                                 ---------    ---------      --------  -----------
(unaudited; in thousands, except per share data)
Revenues                                         $  86,346    $  78,186         10 %    $ 41,645

Cost of revenues                                    81,050       56,303        (44)%      34,423
Sales and marketing                                 51,529       47,722         (8)%      17,307
Other operating expenses                            27,862       15,714        (77)%       8,931
Depreciation                                         9,131        6,606        (38)%       1,914
                                                 ---------    ---------                 --------
                                                   (83,226)     (48,159)                 (20,930)
Amortization of intangible assets                  230,710      227,419         (1)%          --
                                                 ---------    ---------                 --------
Operating loss                                    (313,936)    (275,578)       (14)%     (20,930)
Corporate and other activities                      (1,875)      (1,787)        (5)%      (3,325)
Equity in Infoseek loss                                 --           --         --       (73,512)
Net interest (expense) income                         (217)       1,472       (115)%      (2,139)
                                                 ---------    ---------                 --------
Loss before income taxes and minority interests   (316,028)    (275,893)       (15)%     (99,906)
Income tax benefit                                  42,752       24,279         76 %      36,472
Minority interests                                   1,108           75         n/m           --
                                                 ---------    ---------                 --------
Net loss                                         $(272,168)   $(251,539)        (8)%    $(63,434)
                                                 =========    =========                 ========

Net loss attributed to:
  Disney common stock                            $(193,228)   $(181,292)        (7)%    $(63,434)
                                                 =========    =========                 ========
  Internet Group common stock                    $ (78,940)   $ (70,247)       (12)%    $    n/a
                                                 =========    =========                 ========

Loss per share attributed to Internet Group
 common stock:
  Diluted and Basic                              $   (1.75)   $   (1.64)        (7)%    $    n/a
                                                 =========    =========                 ========

Loss per share attributed to Internet Group
 common stock excluding amortization of
 intangibles /(1)/:
  Diluted and Basic                              $   (0.34)   $   (0.20)       (70)%    $    n/a
                                                 =========    =========                 ========

Average number of common and
 common equivalent shares outstanding /(2)/:
  Diluted and Basic                                 45,160       42,834                      n/a
                                                 =========    =========                 ========

(1) Management believes that loss per share excluding amortization of intangible assets provides additional information useful in analyzing business results. Loss per share excluding amortization of intangible assets is a non-GAAP financial metric and should be considered in addition to, not as a substitute for, reported loss per share.

(2) Total shares amount to 155,704 and 153,378 shares for 2000 and 1999, respectively, including 110,544 shares attributable to Disney's retained interest in the Internet Group.

                           WALT DISNEY INTERNET GROUP

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

  Net loss, net loss attributable to Internet Group common stock and diluted loss per share for the quarter increased 8% to $272.2 million, 12% to $78.9 million and 7% to $1.75, respectively, compared to prior-year pro forma amounts. These increases were driven by increased operating losses in both the Internet and Direct Marketing segments, including increased amortization of intangible assets. Higher amortization of intangible assets reflected incremental intangible assets associated with the acquisition of an interest in Soccernet.com in the third quarter of fiscal 1999. These increases were partially offset by a higher effective tax benefit rate reflecting tax benefits provided by losses from operations, which were larger relative to losses attributable to goodwill amortization which generate no tax benefits.

  As previously discussed, the Company completed its acquisition of Infoseek during the quarter ended December 31, 1999 (see Note 2 to the Condensed Combined Financial Statements). The acquisition resulted in a significant increase in intangible assets. Intangible assets are being amortized over periods ranging from two to nine years.

  The impact of amortization related to the November 1998 and November 1999 Infoseek acquisitions, after the impact of the Ultraseek sale (see Note 10 to the Condensed Combined Financial Statements), is expected to be $212.1 million for the remaining three months of fiscal 2000, $641.4 million in 2001, $594.9 million in 2002, $83.5 million in 2003 and $13.4 million over the remainder of the amortization period. The Internet Group determined the economic useful life of acquired goodwill by giving consideration to the useful lives of Infoseek's identifiable intangible assets, including developed technology, trademarks, user base, joint venture agreements and in-place workforce. In addition, the Internet Group considered the competitive environment and the rapid pace of technological change in the Internet industry.

  On an as-reported basis, net loss increased by $208.7 million. The as-reported comparison reflects the items described above, as well as the consolidation of Infoseek operations beginning November 18, 1999, the incremental amortization of intangible assets in the current quarter related to the Infoseek acquisition, and equity in Infoseek losses in the prior-year quarter.

                           WALT DISNEY INTERNET GROUP

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

Combined Results - Nine Months

                                                                   Nine Months Ended June 30,
                                          ---------------------------------------------------------------------------
                                                          Pro Forma                               As Reported
                                          ------------------------------------------       --------------------------
                                              2000            1999          % Change         2000             1999
                                          ------------------------------------------       --------------------------
(unaudited; in thousands, except per
 share data)
Revenues                                  $   309,534       $ 260,576            19 %      $ 286,065        $ 159,798

Cost of revenues                              265,738         168,569           (58)%        249,189          111,437
Sales and marketing                           179,859         149,597           (20)%        169,591           58,681
Other operating expenses                      131,319          54,365          (142)%        142,861           26,924
Depreciation                                   25,113          16,904           (49)%         23,232            5,486
                                          -----------       ---------                      ---------        ---------
                                             (292,495)       (128,859)         (127)%       (298,808)         (42,730)
Amortization of intangible assets             697,047         682,257            (2)%        578,394               --
Gain on sale of Starwave                           --              --            --               --          345,048
                                          -----------       ---------                      ---------        ---------
Operating (loss) income                      (989,542)       (811,116)          (22)%       (877,202)         302,318
Corporate and other activities                 (6,005)         (5,235)          (15)%         (6,396)         (13,443)
Equity in Infoseek loss                            --              --            --          (40,575)        (245,590)
Net interest (expense) income                  (5,018)          4,206          (219)%         (6,446)          (5,371)
                                          -----------       ---------                      ---------        ---------
(Loss) income before income taxes
 and minority interests                    (1,000,565)       (812,145)          (23)%       (930,619)          37,914

Income tax benefit (expense)                  136,076          71,469            90 %        144,246          (13,933)
Minority interests                             19,547             577            n/m          19,536              252
                                          -----------       ---------                      ---------        ---------
Net (loss) income                         $  (844,942)      $(740,099)          (14)%      $(766,837)       $  24,233
                                          ===========       =========                      =========        =========

Net (loss) income attributed to:
  Disney common stock                     $  (602,554)      $(533,412)          (13)%      $(563,252)       $  24,233
                                          ===========       =========                      =========        =========
  Internet Group common stock/(1)/        $  (242,388)      $(206,687)          (17)%      $(203,585)       $     n/a
                                          ===========       =========                      =========        =========

Loss per share attributed to Internet
 Group common stock /(1)/:
  Diluted and Basic                            $(5.45)         $(4.83)          (13)%         $(4.58)       $     n/a
                                          ===========       =========                      =========        =========

Loss per share attributed to Internet
 Group common stock excluding
 amortization of intangibles /(1)(2)/:
  Diluted and Basic                            $(1.11)         $(0.53)         (109)%         $(1.05)       $     n/a
                                          ===========       =========                      =========        =========

Average number of common and common
 equivalent shares outstanding/(3)/:
  Diluted and Basic                            44,469          42,834                         44,469              n/a
                                          ===========       =========                      =========        =========

(1) As-reported amounts reflect the period from November 18, 1999 (date of issuance of Internet Group common stock) through June 30, 2000.

(2) The Internet Group believes that loss per share excluding amortization of intangible assets provides additional information useful in analyzing business results. Loss per share excluding amortization of intangible assets is a non-GAAP financial metric and should be considered in addition to, not as a substitute for, reported loss per share.

(3) Total shares amount to 155,013 and 153,378 shares for 2000 and 1999, respectively, including 110,544 shares attributable to Disney's retained interest in the Internet Group.

                           WALT DISNEY INTERNET GROUP

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

  On a pro forma basis, net loss, net loss attributed to Internet Group common stock and diluted loss per share increased 14% to $844.9 million, 17% to $242.4 million and 13% to $5.45, respectively. These increases were driven by higher operating losses in both the Internet and Direct Marketing segments, including increased amortization of intangible assets. Higher amortization of intangible assets reflects incremental intangible assets associated with the acquisitions of interests in Soccernet.com and toysmart.com in the third and fourth quarters of fiscal 1999, respectively. These increases were partially offset by minority interest adjustments and a higher effective tax benefit rate reflecting tax benefits provided by losses from operations, which were larger relative to losses attributable to goodwill amortization which generate no tax benefits.

  On an as-reported basis, net loss, net loss attributed to Internet Group common stock and diluted loss per share were $766.8 million, $203.6 million and $4.58, respectively. As-reported results reflect the items described above, as well as the incremental amortization of intangible assets related to the Infoseek acquisition, the consolidation of Infoseek's operations beginning November 18, 1999, the gain on the sale of Starwave in the first quarter of fiscal 1999 and decreased corporate and other activities due to a change in the manner of accounting for Starwave and related businesses.

  Costs and expenses for the remainder of the year are expected to reflect continued investment in Web site technology and infrastructure, new product initiatives and incremental marketing and sales expenditures. The Internet Group has begun participating in the traditional television network up-front marketplace and has sold approximately $30 million in Internet advertising which it expects to fulfill and recognize as revenue during fiscal 2001.

Business Segment Results - Quarter

                                                 Three Months Ended June 30,
                                     --------------------------------------------------
                                                  Pro Forma                 As Reported
                                        2000        1999        % Change        1999
                                     ---------    ---------     --------    -----------
(unaudited, in thousands)
Revenues:
  Internet
    Media                            $  51,606    $  40,901        26 %        $  7,848
    Commerce and other                  17,855        9,144        95 %           5,656
                                     ---------    ---------                    --------
                                        69,461       50,045        39 %          13,504
  Direct Marketing                      16,885       28,141       (40)%          28,141
                                     ---------    ---------                    --------
                                     $  86,346    $  78,186        10 %        $ 41,645
                                     =========    =========                    ========
Operating loss: /(1)/
  Internet                           $ (76,801)   $ (42,315)      (81)%        $(15,086)
  Direct Marketing                      (6,425)      (5,844)      (10)%          (5,844)
                                     ---------    ---------                    --------
                                       (83,226)     (48,159)      (73)%         (20,930)
  Amortization of intangible assets    230,710      227,419        (1)%              --
                                     ---------    ---------                    --------
                                     $(313,936)   $(275,578)      (14)%        $(20,930)
                                     =========    =========                    ========

(1) Segment results exclude intangible asset amortization. Segment earnings before interest, taxes, depreciation and amortization (EBITDA) is as follows:

  Internet                           $ (68,512)   $ (36,594)                 $(14,057)
  Direct Marketing                      (5,583)      (4,959)                   (4,959)
                                     ---------    ---------                  --------
                                     $ (74,095)   $ (41,553)                 $(19,016)
                                     =========    =========                  ========

  Management believes that segment EBITDA provides additional information useful in analyzing the underlying business results. However, segment EBITDA is a non-GAAP financial metric and should be considered in addition to, not as a substitute for, reported operating loss.

                           WALT DISNEY INTERNET GROUP

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

Internet

  Revenues increased 39%, or $19.4 million, to $69.5 million compared to prior-year pro forma amounts, driven by growth in media and commerce revenues. Media revenues, which consist primarily of advertising and sponsorship agreements, licensing of site content and subscriptions from member-only sites that provide subscribers with exclusive content and games, increased 26%, or $10.7 million, to $51.6 million, reflecting higher advertising and sponsorship revenues driven by increased advertiser demand and higher online site traffic at the ABC-branded Web sites (ABC.com and ABCNEWS.com), Family.com, Disney.com and ESPN.com. Commerce revenues increased 95%, or $8.7 million, to $17.9 million, driven by growth in Ultraseek's intranet search software sales and increased sales at DisneyStore.com and DisneyTravel.com. Commerce revenue growth reflected an 89% increase over the prior-year quarter in the total number of orders per month, as well as an increase in average order size across the Internet Group's commerce sites.

  On an as-reported basis, revenues increased 414% or $56.0 million, reflecting the items described above, as well as the operations of Infoseek, which were consolidated into the Internet Group beginning November 18, 1999.

  Operating loss increased 81%, or $34.5 million, to $76.8 million compared to prior-year pro forma amounts, reflecting higher costs and expenses, partially offset by increased revenues. Costs and expenses, which consist primarily of cost of revenues, sales and marketing, other operating expenses and depreciation, increased 58% or $53.9 million. Cost of revenues, which consist primarily of employee compensation, third-party development and engineering costs, hosting and delivery costs associated with the Internet Group's Web sites, and the cost of commerce merchandise, increased primarily due to continued investment in Web site technology and infrastructure, new product initiatives, enhancements to existing Web sites and the ongoing redesign of the GO.com Web site. Sales and marketing expenses increased due to expanded promotion of commerce businesses, partially offset by decreases at the GO.com Web site. Sales and marketing related to the GO.com Web site were reduced as the Internet Group reevaluated the positioning of the GO.com Web site. Increased other operating expenses were driven by continued infrastructure investment primarily related to the redesign and enhancement of the GO.com Web site.

  On an as-reported basis, operating loss increased $61.7 million to $76.8 million, reflecting the items described above, as well as losses at Infoseek, which was consolidated into the Internet Group beginning November 18, 1999.

Direct Marketing

  Revenues decreased 40%, or $11.3 million, to $16.9 million due principally to planned reductions in catalog circulation, fewer product offerings and lower catalog response rates due to changes in the Company's merchandising strategy and customer migration to the Internet Group's online business.

  Operating loss increased 10%, or $0.6 million to $6.4 million, reflecting a 40% decline in revenues, partially offset by a decrease in costs and expenses. Costs and expenses, which consist primarily of costs of goods sold reported as cost of revenues, selling and marketing, other operating expenses and depreciation, decreased 31% or $10.7 million, principally due to lower cost of revenues as a result of lower sales volumes.

                           WALT DISNEY INTERNET GROUP

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

Business Segment Results - Nine Months

                                                            Nine Months Ended June 30,
                                           ----------------------------------------------------------
                                                        Pro Forma                    As Reported
                                           ---------------------------------    ---------------------
                                             2000        1999       % Change      2000         1999
                                           ---------   ---------    --------    ---------    --------
(unaudited, in thousands)
Revenues:
  Internet
    Media                                  $ 159,632   $ 117,226        36 %    $ 137,874    $ 26,614
    Commerce and other                        56,282      26,716       111 %       54,571      16,550
                                           ---------   ---------                ---------    --------
                                             215,914     143,942        50 %      192,445      43,164
  Direct Marketing                            93,620     116,634       (20)%       93,620     116,634
                                           ---------   ---------                ---------    --------
                                           $ 309,534   $ 260,576        19 %    $ 286,065    $159,798
                                           =========   =========                =========    ========
Operating (loss) income: /(1)/
  Internet                                 $(271,633)  $(121,830)     (123)%    $(277,946)   $(35,701)
  Direct Marketing                           (20,862)     (7,029)     (197)%      (20,862)     (7,029)
                                           ---------   ---------                ---------    --------
                                            (292,495)   (128,859)     (127)%     (298,808)    (42,730)
  Amortization of intangible assets          697,047     682,257        (2)%      578,394          --
                                           ---------   ---------                ---------    --------
                                            (989,542)   (811,116)      (22)%     (877,202)    (42,730)
  Gain on sale of Starwave                        --          --        --             --     345,048
                                           ---------   ---------                ---------    --------
                                           $(989,542)  $(811,116)      (22)%    $(877,202)   $302,318
                                           =========   =========                =========    ========

/(1)/ Segment results exclude intangible asset amortization. Segment EBITDA, which also excludes depreciation, is as follows:

  Internet                                 $(249,184)  $(106,801)               $(257,378)   $(32,090)
  Direct Marketing                           (18,198)     (5,154)                 (18,198)     (5,154)
                                           ---------   ---------                ---------    --------
                                           $(267,382)  $(111,955)               $(275,576)   $(37,244)
                                           =========   =========                =========    ========

Internet

  Pro forma revenues increased 50%, or $72.0 million to $215.9 million, reflecting growth in both media and commerce revenues. Media revenues increased 36%, or $42.4 million to $159.6 million, reflecting higher advertising and sponsorship revenues driven by increased advertiser demand and higher online site traffic at the ABC-branded Web sites, ESPN.com, GO.com, Disney.com and Family.com. Commerce revenues increased 111%, or $29.6 million, to $56.3 million, driven by strong sales at the DisneyStore.com, operations at toysmart.com, which was acquired during the fourth quarter of 1999, and growth in Ultraseek's intranet search software sales. Commerce revenue growth reflected a 148% increase over the prior-year period in the total number of orders per month, as well as an increase in average order size across the Internet Group's commerce sites.

  On an as-reported basis, revenues increased 346%, or $149.3 million to $192.4 million, reflecting the items described above, as well as the operations of Infoseek, which were consolidated into the Internet Group beginning November 18, 1999.

                           WALT DISNEY INTERNET GROUP

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

  Pro forma operating loss increased 123%, or $149.8 million, to $271.6 million, reflecting higher costs and expenses which increased 83%, or $221.8 million, partially offset by increased revenues. Cost of revenues increased primarily due to continued investment in Web site technology and infrastructure, new product initiatives, enhancements to existing Web sites, ongoing redesign of the GO.com Web site, operations at toysmart.com and a one-time employee retention payment of $7.9 million required by the 1999 Infoseek acquisition agreement. Sales and marketing expenses increased primarily due to operations at toysmart.com, expanded promotion of commerce businesses and one-time employee retention payments of $5.2 million, partially offset by reduced marketing at the GO.com Web site. Increased other operating expenses were driven by a non-cash charge of $30.8 million to reflect the impairment of goodwill and certain intangible assets, continued infrastructure investment, operations at toysmart.com and one-time employee retention payments of $4.2 million.

  On an as-reported basis, operating loss increased $242.2 million to $277.9 million, reflecting the items described above, as well as losses at Infoseek, which was consolidated into the Internet Group beginning November 18, 1999.

Direct Marketing

  Revenues decreased 20%, or $23.0 million, to $93.6 million, due principally to planned reductions in catalog circulation, fewer product offerings and lower catalog response rates. Lower response rates reflected a higher proportion of mailings targeting new customers during the nine months. Lower revenues also reflected inventory liquidation initiatives.

  Operating loss increased $13.8 million to $20.9 million, compared to $7.0 million in the prior year, reflecting a 20% decline in revenues. Cost of revenues declined due to the lower sales volumes.

FINANCIAL CONDITION

  The Internet Group's cash needs are funded by Disney and such funding is accounted for as either a capital contribution from Disney (i.e., as an increase in the Internet Group's group equity and Disney's retained interest in the Internet Group), or as a loan.

  Disney may account for all cash transfers from Disney or the Internet Group to or for the account of the other as inter-group loans, other than transfers in return for assets or services rendered or transfers in respect of Disney's retained interest that correspond to dividends paid on Internet Group common stock. These loans bear interest at the rate at which Disney could borrow such funds. The Company's board of directors has discretion to determine, in the exercise of its business judgment, that a given transfer or type of transfer should be accounted for as a long-term loan, a capital contribution increasing Disney's retained interest in the Internet Group or a return of capital reducing Disney's retained interest in the Internet Group. The Company has agreed, however, that advances from Disney to the Internet Group up to $250.0 million on a cumulative basis will be accounted for as short-term or long-term loans at interest rates at which Disney could borrow such funds and will not be accounted for as capital contributions.

  For the nine months ended June 30, 2000, cash used by operations of $22.1 million was driven by higher pre-tax losses before non-cash items, partially offset by tax benefits attributed to the Internet Group's operations, an increase in accounts payable outstanding and a reduction in inventory levels.

  The Internet Group has strategically invested in Internet-related companies. Total investment purchases were $73.3 million for the nine months ended June 30, 2000.

  From October 1, 1999 through the November 17, 1999 Infoseek acquisition, the Internet Group received $21.5 million in capital contribution funding from Disney.

                           WALT DISNEY INTERNET GROUP

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

  The Internet Group's net borrowings from Disney during the nine months ended June 30, 2000, totaled $78.7 million and represent advances from Disney to be accounted for as a loan.

OTHER MATTERS

  In April 2000, the Financial Accounting Standards Board Emerging Issues Task Force issued EITF Issue No. 00-2 Accounting for Web Site Development Costs. The Internet Group will adopt the consensus in the Issue in the fourth quarter of fiscal 2000, and is evaluating the effect that such adoption may have on its combined results of operations and financial position.

  In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 Revenue Recognition in Financial Statements (SAB
101). SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. Disney is evaluating the effect that adoption may have on its combined results of operations and financial position and will reflect such effect, if any, during fiscal 2001.

FORWARD-LOOKING STATEMENTS

  The Private Securities Litigation Reform Act of 1995 (the Act) provides a safe harbor for forward-looking statements made by or on behalf of the Internet Group. The Internet Group and its representatives may from time to time make written or oral statements that the Internet Group believes are "forward-looking," including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to the Internet Group stockholders. The Internet Group believes that all statements that express expectations and projections with respect to future matters, including the launching or prospective development of new business initiatives and Internet projects, are forward-looking statements within the meaning of the Act. These statements are made on the basis of management's views and assumptions, as of the time the statements are made, regarding future events and business performance. There can be no assurance, however, that management's expectations will necessarily come to pass.

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


                             [LOGO OF WALT DISNEY]


                            THE WALT DISNEY COMPANY

                  CONDENSED CONSOLIDATED FINANCIAL INFORMATION

                            THE WALT DISNEY COMPANY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 In millions, except per share data (unaudited)

                                                            Three Months Ended                           Nine Months Ended
                                                                 June 30,                                    June 30,
                                                   -----------------------------------           -------------------------------
                                                       2000                   1999                   2000               1999
                                                   ------------           ------------           ------------       ------------
Revenues                                                 $6,051                 $5,531                $19,286            $17,644
Costs and expenses                                        4,851                  4,454                 16,111             14,579
Amortization of intangible assets                           340                    117                    910                332
Gain on sale of Fairchild                                    --                     --                    243                 --
Gain on sale of Starwave                                     --                     --                     --                345
                                                         ------                 ------                -------            -------
Operating income                                            860                    960                  2,508              3,078
Corporate and other activities                               (1)                   (17)                   (36)              (125)
Gain on sale of Eurosport                                    93                     --                     93                 --
Equity in Infoseek loss                                      --                    (87)                   (41)              (246)
Net interest expense                                       (124)                  (166)                  (447)              (504)
                                                         ------                 ------                -------            -------
Income before income taxes and minority interests           828                    690                  2,077              2,203
Income taxes                                               (425)                  (296)                (1,238)              (919)
Minority interests                                          (42)                   (26)                   (86)               (69)
                                                         ------                 ------                -------            -------
Net income                                               $  361                 $  368                $   753            $ 1,215
                                                         ======                 ======                =======            =======
Earnings (loss) attributed to:
 Disney common stock/(1)/                                $  440                 $  368                $   957            $ 1,215
 Internet Group common stock                                (79)                    --                   (204)                --
                                                         ------                 ------                -------            -------
                                                         $  361                 $  368                $   753            $ 1,215
                                                         ======                 ======                =======            =======
Earnings (loss) per share attributed to:
 Disney/(1)/
  Diluted                                                 $0.21                  $0.18                  $0.46              $0.58
                                                         ======                 ======                =======            =======
  Basic                                                   $0.21                  $0.18                  $0.46              $0.59
                                                         ======                 ======                =======            =======
 Internet Group (basic and diluted)                      $(1.75)                   n/a                 $(4.58)               n/a
                                                         ======                 ======                =======            =======
Average number of common and common equivalent
 shares outstanding:
 Disney
  Diluted                                                 2,115                  2,086                  2,100              2,084
                                                         ======                 ======                =======            =======
  Basic                                                   2,078                  2,059                  2,070              2,054
                                                         ======                 ======                =======            =======
 Internet Group (basic and diluted)                          45                    n/a                     44                n/a
                                                         ======                 ======                =======            =======

-------------
(1) Including Disney's retained interest in the Internet Group. Disney's retained interest in the Internet Group reflects 100% of Internet Group losses through November 17, 1999, and approximately 71% thereafter.



            See Notes to Condensed Consolidated Financial Statements

                                                                           III-1

                            THE WALT DISNEY COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                         In millions, except share data

                                                                                             June 30,        September 30,
                                                                                              2000              1999
                                                                                         --------------      -------------
                                                                                           (unaudited)
ASSETS
Current Assets
 Cash and cash equivalents                                                                     $   690             $   414
 Receivables                                                                                     3,800               3,633
 Inventories                                                                                       654                 796
 Film and television costs                                                                       3,794               4,071
 Deferred income taxes                                                                             609                 607
 Other assets                                                                                      687                 679
                                                                                               -------             -------
  Total current assets                                                                          10,234              10,200
Film and television costs                                                                        2,612               2,489
Investments                                                                                      2,080               2,434
Parks, resorts and other property, at cost
 Attractions, buildings and equipment                                                           16,225              15,869
 Accumulated depreciation                                                                       (6,813)             (6,220)
                                                                                               -------             -------
                                                                                                 9,412               9,649
 Projects in progress                                                                            2,043               1,272
 Land                                                                                              487                 425
                                                                                               -------             -------
                                                                                                11,942              11,346
Intangible assets, net                                                                          16,616              15,695
Other assets                                                                                     1,293               1,515
                                                                                               -------             -------
                                                                                               $44,777             $43,679
                                                                                               =======             =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
 Accounts and taxes payable and other accrued liabilities                                      $ 4,618             $ 4,588
 Current portion of borrowings                                                                   2,481               2,415
 Unearned royalties and other advances                                                             786                 704
                                                                                               -------             -------
  Total current liabilities                                                                      7,885               7,707
Borrowings                                                                                       7,249               9,278
Deferred income taxes                                                                            2,854               2,660
Other long term liabilities, unearned royalties and other advances                               2,629               2,711
Minority interests                                                                                 334                 348
Stockholders' Equity
 Preferred stock, $.01 par value
  Authorized--100 million shares, Issued--None
 Common Stock
  Common stock--Disney, $.01 par value
    Authorized--3.6 billion, Issued--2.1 billion                                                 9,672               9,324
  Common stock--Internet Group, $.01 par value
    Authorized--1.0 billion, Issued--45.2 million                                                2,181                  --
 Retained earnings                                                                              12,600              12,281
 Cumulative translation and other                                                                  (19)                (25)
                                                                                               -------             -------
                                                                                                24,434              21,580
 Treasury stock, at cost, 29 million shares                                                       (605)               (605)
 Shares held by TWDC Stock Compensation Fund II, at
  cost--0.1 million shares                                                                          (3)                 --
                                                                                               -------             -------
                                                                                                23,826              20,975
                                                                                               -------             -------
                                                                                               $44,777             $43,679
                                                                                               =======             =======

            See Notes to Condensed Consolidated Financial Statements

                                                                           III-2

                            THE WALT DISNEY COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            In millions (unaudited)

                                                                                            Nine Months Ended June 30,
                                                                                     -------------------------------------
                                                                                          2000                  1999
                                                                                     ---------------       ---------------
NET INCOME                                                                                   $   753               $ 1,215


OPERATING ITEMS NOT REQUIRING CASH OUTLAYS
 Amortization of film and television costs                                                     2,061                 1,819
 Depreciation                                                                                    719                   638
 Amortization of intangibles                                                                     910                   332
 Gain on sale of Fairchild                                                                      (243)                   --
 Gain on sale of Eurosport                                                                       (93)                   --
 Gain on sale of Starwave                                                                         --                  (345)
 Minority interests                                                                               86                    69
 Equity in Infoseek loss                                                                          41                   246
 Other                                                                                            26                    26


CHANGES IN ASSETS AND LIABILITIES                                                                613                   393
                                                                                             -------               -------
                                                                                               4,120                 3,178
                                                                                             -------               -------
CASH PROVIDED BY OPERATIONS                                                                    4,873                 4,393
                                                                                             -------               -------


INVESTING ACTIVITIES
 Dispositions                                                                                    909                    --
 Film and television costs                                                                    (1,989)               (2,277)
 Investments in parks, resorts and other property                                             (1,369)               (1,526)
 Investment in Euro Disney                                                                       (91)                   --
 Acquisitions (net of cash acquired)                                                               2                  (288)
 Other                                                                                            (6)                   40
                                                                                             -------               -------
                                                                                              (2,544)               (4,051)
                                                                                             -------               -------
FINANCING ACTIVITIES
 Commercial paper borrowings, net                                                               (538)                  294
 Other borrowings                                                                              1,091                 1,625
 Reduction of borrowings                                                                      (2,401)               (1,675)
 Dividends                                                                                      (434)                   --
 Repurchases of Disney common stock                                                             (115)                  (19)
 Exercise of stock options and other                                                             344                   157
                                                                                             -------               -------
                                                                                              (2,053)                  382
                                                                                             -------               -------
Increase in cash and cash equivalents                                                            276                   724
Cash and cash equivalents, beginning of period                                                   414                   127
                                                                                             -------               -------
Cash and cash equivalents, end of period                                                     $   690               $   851
                                                                                             =======               =======

            See Notes to Condensed Consolidated Financial Statements

                                                                           III-3

                            THE WALT DISNEY COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. These condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these condensed consolidated financial statements. In December 1999, DVD Financing, Inc. (DFI), a subsidiary of Disney Vacation Development, Inc. and an indirect subsidiary of the Company, completed a receivables sale transaction. In connection with this sale, DFI prepares separate financial statements, although its separate assets and liabilities are also consolidated in these financial statements. Operating results for the quarter and nine months are not necessarily indicative of the results that may be expected for the year ending September 30, 2000. Certain reclassifications have been made in the fiscal 1999 financial statements to conform to the fiscal 2000 presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1999.

2. In November 1998, the Company acquired a 43% interest in Infoseek Corporation (Infoseek) in a transaction that, among other things, provided for the acquisition of the Company's subsidiary, Starwave Corporation (Starwave), by Infoseek. The Company recognized a $345 million non-cash pre-tax gain on that transaction.

     On November 17, 1999, stockholders of the Company and Infoseek approved the Company's acquisition of the remaining interest in Infoseek that the Company did not already own.

     The acquisition was effected by the creation and issuance of a new class of common stock, called GO.com common stock, in exchange for outstanding Infoseek shares, at an exchange rate of 1.15 shares of GO.com common stock for each Infoseek share. Upon consummation of the acquisition, the Company combined its Internet and direct marketing businesses with Infoseek to create a single Internet and direct marketing business called GO.com. On August 2, 2000, the Internet and direct marketing business was renamed Walt Disney Internet Group (hereinafter referred to as the Internet Group).

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

     Disney retains an interest of approximately 71% in the Internet Group at June 30, 2000. Effective November 18, 1999, shares of the Company's existing common stock were reclassified as Disney common stock, to track the financial performance of the Company's businesses other than the Internet Group, plus Disney's retained interest in the Internet Group.

     In November 1999, the Company sold Fairchild Publications which it had acquired as part of the 1996 acquisition of ABC, Inc., generating a pre-tax gain of $243 million.

     In June 2000, the Company sold its 33% interest in Eurosport, a European sports cable service, for $155 million. The sale resulted in a pre-tax gain of $93 million.

                                                                           III-4

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

                                                              Nine Months Ended June 30,
                                                       -------------------------------------
                                                            2000                  1999
                                                       ---------------       ---------------
  (unaudited; in millions, except per share data)
  Revenues                                                     $19,296               $17,619
  Net income                                                       672                   450
  Diluted earnings (loss) per share
    Disney                                                     $  0.44               $  0.32
    Internet Group                                             $ (5.45)              $ (4.83)

     Pro forma amounts for the nine-month periods exclude purchased in-process research and development expenditures of $23 million and $117 million in 2000 and 1999, respectively, the gain on the sale of Fairchild Publications in fiscal 2000 and the Starwave gain in fiscal 1999.

3. During the nine months, the Company repaid $2.4 billion of term debt, which matured during the period, and reduced its commercial paper borrowings by $538 million. These repayments were partially funded by proceeds of $1.1 billion from various financing arrangements having effective interest rates ranging from 5.50% to 6.81% and maturities in fiscal 2002 through 2015.

4. During 1998, the Company's Board of Directors decided to move to an annual, rather than quarterly, dividend policy to reduce costs and simplify payments to stockholders. During the first quarter of fiscal 2000, the Company paid a dividend of $434 million ($0.21 per share) applicable to fiscal 1999.

5. Diluted earnings per share amounts are calculated using the treasury stock method and are based upon the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares are excluded from the computation in periods in which they would have an anti-dilutive effect. The difference between basic and diluted earnings per share is solely attributable to stock options, which are considered anti-dilutive when the option exercise prices exceed the weighted average market price per share of common stock during the period. For the three months ended June 30, 2000 and 1999, options for 3 million and 36 million shares, respectively, were excluded from the Disney diluted earnings per share calculation. For the nine-month periods, options for 22 million and 26 million shares, respectively, were excluded. For the quarter and nine months ended June 30, 2000, all Internet Group stock options were anti-dilutive and, accordingly, options for 26 million and 17 million shares, respectively, were excluded from the Internet Group loss per share calculation.

     Net loss per share attributed to the Internet Group reflects the results of operations after November 17, 1999, the date the Company acquired the remaining interest in Infoseek that it did not already own and first issued Internet Group common stock.

6. During the nine months, a subsidiary of the Company repurchased 3.8 million shares of Disney common stock for approximately $115 million. Under its share repurchase program, the Company is authorized to purchase up to an additional 395 million shares. The Company evaluates share repurchase decisions on an ongoing basis, taking into account borrowing capacity, management's target capital structure, and other investment opportunities.

                                                                           III-5

                            THE WALT DISNEY COMPANY

  In April 2000, the Company's Board of Directors approved a share repurchase program for up to five million shares of Internet Group common stock in the open market. No shares have been repurchased under this program.

7. Comprehensive income is as follows:

                                                                 Three Months Ended                     Nine Months Ended
                                                                      June 30,                               June 30,
                                                        -----------------------------------   ------------------------------------
 (unaudited, in millions)                                    2000               1999              2000                  1999
                                                        -------------      ----------------   --------------      ----------------
 Net income                                                     $ 361                 $ 368            $ 753                $1,215
 Cumulative translation and other adjustments, net of
  tax                                                              --                    (5)               6                   (16)
                                                                -----                 -----            -----                ------
 Comprehensive income                                           $ 361                 $ 363            $ 759                $1,199
                                                                =====                 =====            =====                ======

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

                                                       Three Months Ended                             Nine Months Ended
                                                            June 30,                                      June 30,
                                           ---------------------------------------       ---------------------------------------
(unaudited, in millions)                        2000                   1999                   2000                   1999
                                           ----------------       ----------------       ----------------       ----------------
Revenues:
  Media Networks                                     $2,270                 $1,886                $ 7,420                $ 6,041
                                                     ------                 ------                -------                -------
  Studio Entertainment
    Third parties                                     1,228                  1,258                  4,434                  4,590
    Intersegment                                         15                     11                     64                     47
                                                     ------                 ------                -------                -------
                                                      1,243                  1,269                  4,498                  4,637
                                                     ------                 ------                -------                -------
  Parks & Resorts                                     1,940                  1,720                  5,088                  4,576
                                                     ------                 ------                -------                -------
  Consumer Products
    Third parties                                       526                    625                  2,058                  2,278
    Intersegment                                        (15)                   (11)                   (64)                   (47)
                                                     ------                 ------                -------                -------
                                                        511                    614                  1,994                  2,231
                                                     ------                 ------                -------                -------
  Internet Group                                         87                     42                    286                    159
                                                     ------                 ------                -------                -------
                                                     $6,051                 $5,531                $19,286                $17,644
                                                     ======                 ======                =======                =======
Operating income (loss):
  Media Networks                                     $  662                 $  485                $ 1,838                $ 1,216
  Studio Entertainment                                   (3)                    (1)                    23                    238
  Parks & Resorts                                       565                    497                  1,258                  1,151
  Consumer Products                                      59                    117                    355                    503
  Internet Group                                        (83)                   (21)                  (299)                   (43)
  Amortization of intangible assets                    (340)                  (117)                  (910)                  (332)
                                                     ------                 ------                -------                -------
                                                        860                    960                  2,265                  2,733
  Gain on sale of Fairchild                              --                     --                    243                     --
  Gain on sale of Starwave                               --                     --                     --                    345
                                                     ------                 ------                -------                -------
                                                     $  860                 $  960                $ 2,508                $ 3,078
                                                     ======                 ======                =======                =======

                                                                           III-6

                            THE WALT DISNEY COMPANY

9. In July 2000, the Internet Group sold Ultraseek Corp., a subsidiary that provides intranet search software, which it had acquired as part of its acquisitions of Infoseek. Proceeds from the sale consisted of shares of common stock of the purchaser, Inktomi Corp., a publicly held company, and approximately $4 million in cash. The transaction will be recorded in the fourth quarter.

10. On August 11, 2000, a jury returned a verdict against the Company in the amount of $240 million in a civil lawsuit in a Florida trial court in Orlando. The lawsuit asserted that the company misappropriated the concept for its Wide World of Sports complex at the Walt Disney World Resort. Based on the Jury's findings, the court has discretion, upon a motion by the Plaintiff, to add to the verdict an amount up to double the amount thereof. The Company intends to challenge the verdict in the trial court and, if necessary, on appeal and believes that there are substantial grounds for complete reversal or reduction of the verdict. Management believes that it is not currently possible to estimate the impact, if any, that the ultimate resolution of this matter will have on the Company's results of operations, financial position or cash flow.

                                                                           III-7

                            THE WALT DISNEY COMPANY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SEASONALITY

  The Company's businesses are subject to the effects of seasonality. Consequently, the operating results for the quarter and nine months ended June 30, 2000 for each business segment, and for the Company as a whole, are not necessarily indicative of results to be expected for the full year.

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

  Internet Group revenues for the Internet commerce and Direct Marketing businesses fluctuate as a result of seasonal consumer purchasing behavior, with a significant portion of annual revenues generated in the first quarter. Internet media revenues are influenced by advertiser demand and visitor traffic.

RESULTS OF OPERATIONS

  On November 4, 1999, the Company sold Fairchild Publications, which was acquired with its 1996 acquisition of ABC, Inc. On November 17, 1999, stockholders of the Company and Infoseek approved the Company's acquisition of the remaining interest in Infoseek that the Company did not already own.

  To enhance comparability, certain information for the current nine months and prior-year periods is presented on a pro forma basis, which assumes that these events had occurred at the beginning of fiscal 1999. The pro forma results are not necessarily indicative of the consolidated results that would have occurred had these events actually occurred at the beginning of fiscal 1999, nor are they necessarily indicative of future results.

  Pro forma operating income excludes purchased in-process research and development expenditures of $23 million and $73 million for the nine months ended June 30, 2000 and 1999, respectively.

                                                                           III-8

                            THE WALT DISNEY COMPANY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

Consolidated Results - Quarter

                                                                            Three Months Ended June 30,
                                       --------------------------------------------------------------------------------------------
                                                                 Pro Forma                                        As Reported
                                            2000                    1999                    % Change                        1999
                                       ------------------    --------------------       --------------------   --------------------
(unaudited, in millions)
Revenues                                           $6,051                  $5,530                   9 %                      $5,531
Costs and expenses                                  4,851                   4,483                  (8)%                       4,454
Amortization of intangible assets                     340                     344                   1 %                         117
                                                   ------                  ------                                            ------
Operating income                                      860                     703                  22 %                         960
Corporate and other activities                         (1)                    (28)                 96 %                         (17)
Gain on sale of Eurosport                              93                      --                   n/m
Equity in Infoseek loss                                --                      --                   n/m                         (87)
Net interest expense                                 (124)                   (161)                 23 %                        (166)
                                                   ------                  ------                                            ------
Income before income taxes and minority
   interests                                          828                     514                  61 %                         690
Income taxes                                         (425)                   (313)                (36)%                        (296)
Minority interests                                    (42)                    (25)                (68)%                         (26)
                                                   ------                  ------                                            ------
Net income                                         $  361                  $  176                 105 %                      $  368
                                                   ======                  ======                                            ======

  Net income for the quarter increased to $361 million compared to prior-year pro forma net income of $176 million, driven by increased operating income, the gain on the sale of Eurosport, decreased net interest expense and improvements in Corporate and other activities, partially offset by increased minority interests. Increased operating income reflected higher Media Networks and Parks & Resorts results, partially offset by lower Consumer Products and Internet Group results. Lower net interest expense reflected lower average debt balances, partially offset by higher interest rates. Lower average debt balances were driven by reductions of debt, which were funded by increased cash flow. Corporate and other activities improved due to increased income from equity investments.

  As previously discussed, the Company completed its acquisition of Infoseek during the quarter ended December 31, 1999 (see Note 2 to the Condensed Consolidated Financial Statements). The acquisition resulted in a significant increase in intangible assets. Intangible assets are being amortized over periods ranging from two to nine years.

  The impact of amortization related to the November 1998 and November 1999 Infoseek acquisitions, after the impact of the Ultraseek sale (see Note 9 to the Condensed Combined Financial Statements), is expected to be $212 million for the remaining three months of fiscal 2000, $641 million in 2001, $595 million in 2002, $84 million in 2003 and $13 million over the remainder of the amortization period. The Company determined the economic useful life of acquired goodwill by giving consideration to the useful lives of Infoseek's identifiable intangible assets, including developed technology, trademarks, user base, joint venture agreements and in-place workforce. In addition, the Company considered the competitive environment and the rapid pace of technological change in the Internet industry.

  On an as-reported basis, net income decreased from $368 million to $361 million. The as-reported comparison reflects the items described above, as well as the consolidation of Infoseek operations beginning November 18, 1999, the incremental amortization of intangible assets in the current quarter related to the Infoseek acquisition, and equity in Infoseek losses in the prior-year quarter. The higher effective tax rate for the current quarter reflects the impact of incremental non-deductible amortization of intangible assets related to the Infoseek acquisition.

                                                                           III-9

                            THE WALT DISNEY COMPANY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

Consolidated Results - Nine Months

                                                                             Nine Months Ended June 30,
                                       -----------------------------------------------------------------------------------------
                                                               Pro Forma                                      As Reported
                                       ---------------------------------------------------------  ------------------------------
                                           2000                  1999            % Change            2000              1999
                                       -------------       ---------------       ---------------  ------------    --------------
(unaudited, in millions)
Revenues                                     $19,296               $17,619             10 %            $19,286           $17,644
Costs and expenses                            16,116                14,656            (10)%             16,111            14,579
Amortization of intangible assets              1,028                 1,011             (2)%                910               332
Gain on sale of Fairchild                         --                    --            n/m                  243                --
Gain on sale of Starwave                          --                    --            n/m                   --               345
                                             -------               -------                             -------           -------
Operating income                               2,152                 1,952             10 %              2,508             3,078
Corporate and other activities                   (34)                 (117)            71 %                (36)             (125)
Gain on sale of Eurosport                         93                    --            n/m                   93                --
Equity in Infoseek loss                           --                    --            n/m                  (41)             (246)
Net interest expense                            (443)                 (492)            10 %               (447)             (504)
                                             -------               -------                             -------           -------
Income before income taxes and minority
   interests                                   1,768                 1,343             32 %              2,077             2,203
Income taxes                                  (1,010)                 (825)           (22)%             (1,238)             (919)
Minority interests                               (86)                  (68)           (26)%                (86)              (69)
                                             -------               -------                             -------           -------
Net income                                   $   672               $   450             49 %            $   753           $ 1,215
                                             =======               =======                             =======           =======

  On a pro forma basis, net income for the nine months increased 49% to $672 million, driven by higher operating income, the gain on the sale of Eurosport, improvements in Corporate and other activities and decreased net interest expense, partially offset by increased minority interests. Increased operating income reflected higher Media Networks and Parks & Resorts results, partially offset by lower Studio Entertainment, Consumer Products and Internet Group results and increased amortization of intangible assets. Corporate and other activities improved due to increased income from equity investments. Lower net interest expense reflected gains from the sale of investments and lower average debt balances, partially offset by higher interest rates and charges related to certain financial instruments. Lower average debt balances were driven by reductions of debt, which were funded by increased cash flow.

  As noted above, the Company completed the sale of Fairchild Publications during the first quarter. The sale resulted in a pre-tax gain of $243 million. Income taxes on the transaction largely offset the pre-tax gain.

  On an as-reported basis, net income decreased 38% or $462 million and operating income decreased 19% or $570 million. The as-reported results reflect the items described above, as well as the impact of the sale of Fairchild Publications and equity in Infoseek loss in the current nine months and the gain on the sale of Starwave and higher Infoseek equity losses in the prior-year period. The prior-year equity in Infoseek loss includes a charge for purchased in-process research and development expenditures of $44 million. Current-period as-reported operating income and net income also reflect increased amortization of intangible assets resulting from the Infoseek acquisition and a $23 million charge for purchased in-process research and development expenditures. The higher effective tax rate for the current nine months reflects the income tax impact of the sale of Fairchild Publications and the impact of higher non-deductible amortization of intangible assets.

                                                                          III-10

                            THE WALT DISNEY COMPANY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

Business Segment Results - Quarter

                                                                                 Three Months Ended June 30,
                                          -------------------------------------------------------------------------------------
                                                                    Pro Forma                                  As Reported
                                                 2000                  1999           % Change                     1999
                                          --------------------  ----------------  ------------------       --------------------
(unaudited, in millions)
Revenues:
 Media Networks                                  $2,270                $1,886             20 %                    $1,886
 Studio Entertainment                             1,243                 1,269             (2)%                     1,269
 Parks & Resorts                                  1,940                 1,720             13 %                     1,720
 Consumer Products                                  511                   577            (11)%                       614
 Internet Group                                      87                    78             12 %                        42
                                                 ------                ------                                     ------
                                                 $6,051                $5,530              9 %                    $5,531
                                                 ======                ======                                     ======
Operating income (loss): /(1)/
 Media Networks                                  $  662                $  485             36 %                    $  485
 Studio Entertainment                                (3)                   (1)            n/m                         (1)
 Parks & Resorts                                    565                   497             14 %                       497
 Consumer Products                                   59                   114            (48)%                       117
 Internet Group                                     (83)                  (48)           (73)%                       (21)
 Amortization of intangible assets                 (340)                 (344)             1 %                      (117)
                                                 ------                ------                                     ------
                                                 $  860                $  703             22 %                    $  960
                                                 ======                ======                                     ======

(1) Segment results exclude intangible asset amortization. Segment earnings before interest, taxes, depreciation and amortization
    (EBITDA) is as follows:

    Media Networks                               $  697                $  521                                     $  521
    Studio Entertainment                              9                    14                                         14
    Parks & Resorts                                 731                   631                                        631
    Consumer Products                                89                   152                                        156
    Internet Group                                  (74)                  (42)                                       (19)
                                                 ------                ------                                     ------
                                                 $1,452                $1,276                                     $1,303
                                                 ======                ======                                     ======

  Management believes that segment EBITDA provides additional information useful in analyzing the underlying business results. However, segment EBITDA is a non-GAAP financial metric and should be considered in addition to, not as a substitute for, reported operating income.

Media Networks

  The following table provides supplemental revenue and operating income detail for the Media Networks segment:

                                                                                 Three Months Ended June 30,
                                                            ------------------------------------------------------------------
                                                                  2000                    1999                  % Change
                                                            ------------------      ------------------      ------------------
(unaudited, in millions)
Revenues:
 Broadcasting                                                    $1,509                  $1,215                     24 %
 Cable Networks                                                     761                     671                     13 %
                                                                 ------                  ------
                                                                 $2,270                  $1,886                     20 %
                                                                 ======                  ======
Operating income:
 Broadcasting                                                    $  421                  $  209                    101 %
 Cable Networks                                                     241                     276                    (13)%
                                                                 ------                  ------
                                                                 $  662                  $  485                     36 %
                                                                 ======                  ======

                                                                          III-11

                            THE WALT DISNEY COMPANY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

  Revenues increased 20%, or $384 million, to $2.3 billion, driven by increases of $294 million from Broadcasting and $90 million at the Cable Networks. Broadcasting revenues were driven by growth at the ABC television network and the Company's owned television stations. Increases at the television network and owned television stations were driven by the continued success of Who Wants to Be a Millionaire, a strong advertising market and higher overall ratings on network programming. The television stations also benefited from higher spot advertising rates driven by ABC placing first in the May and February sweeps. The strong advertising market also drove improvements at the radio stations. Cable Networks revenue growth was driven by increased advertising and affiliate revenues due to a strong advertising market and subscriber growth.

  Operating income increased 36%, or $177 million to $662 million, reflecting increased Broadcasting and Cable Networks revenues, partially offset by higher costs. Costs and expenses, which consist primarily of programming rights and amortization, production costs, distribution and selling expenses and labor costs, increased 15% or $207 million, driven by higher sports programming costs at the Cable Networks, principally related to National Hockey League (NHL) and Major League Baseball broadcasts. In addition, higher costs at the Cable Networks and expenses reflected start-up costs associated with the January launch of SoapNet and various international Disney Channels.

  The Company has investments in cable operations that are accounted for as unconsolidated equity investments. The table below presents "Operating income from cable television activities," which comprise the Cable Networks and the Company's cable equity investments:

                                                                                 Three Months Ended June 30,
                                                           --------------------------------------------------------------------
                                                                  2000                    1999                    % Change
                                                           ------------------       ------------------       ------------------
 (unaudited, in millions)
 Operating income:
  Cable Networks                                                  $ 241                    $ 276                     (13)%
  Equity investments:
   A&E, Lifetime and E! Entertainment Television                    183                      147                      24 %
   Other (1)                                                        124                       26                       n/m
                                                                  -----                    -----
 Operating income from cable television activities                  548                      449                      22 %
 Partner share of operating income                                 (169)                    (154)                    (10)%
                                                                  -----                    -----
 Company share of operating income                                $ 379                    $ 295                      28 %
                                                                  =====                    =====

(1) Includes a gain of $93 million from the sale of Eurosport during the current quarter

Note:   Operating income from cable television activities presented in this table represents 100% of the operating income of both the Company's owned cable businesses and its cable equity investees. The Company's share of operating income represents the Company's ownership interest in cable television operating income. Cable Networks are reported in "Operating income" in the Condensed Consolidated Statements of Income. Equity investments are accounted for under the equity method and the Company's proportionate share of the net income of its cable equity investments is reported in "Corporate and other activities" in the Condensed Consolidated Statements of Income. Management believes that operating income from cable television activities provides additional information useful in analyzing the underlying business results. However, operating income from cable television activities is a non-GAAP financial metric and should be considered in addition to, not as a substitute for, reported operating income.

  The Company's share of cable television operating income increased 28%, or $84 million to $379 million, driven by the gain on the sale of Eurosport and increased advertising revenues at Lifetime Television, The History Channel, A&E Television and E! Entertainment Television, partially offset by decreases at the Cable Networks.

                                                                          III-12

                            THE WALT DISNEY COMPANY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

Studio Entertainment

  Revenues decreased 2%, or $26 million, to $1.2 billion, driven by declines of $82 million in worldwide home video and $82 million in network television production and distribution, partially offset by growth of $67 million in domestic theatrical motion picture distribution and $34 million in stage plays and music. In worldwide home video, the successful performance of Tarzan and other Gold Collection titles on VHS and DVD and The Sixth Sense on DVD faced difficult comparisons to the prior-year quarter, which included A Bug's Life and Lion King II: Simba's Pride. The decline in network television production and distribution revenue reflected the production of Home Improvement in the prior-year quarter, partially offset by strong performances of 101 Dalmatians and Air Force One in international markets. Growth in domestic theatrical motion picture distribution reflected the performances of Dinosaur, Gone in 60 Seconds and Shanghai Noon in the current quarter compared to Tarzan in the prior-year
quarter.   Growth in stage play revenues was driven by the performance of The
Lion King, Beauty and the Beast and Aida in the current quarter and music revenues reflected sales of the Mission: Impossible 2 soundtrack.

  Operating losses increased to $3 million, due to declines in domestic theatrical motion picture distribution, where cost increases exceeded revenue gains, partially offset by growth in network television production and distribution and worldwide home video, where cost decreases exceeded revenue declines, and stage plays. Costs and expenses, which consist primarily of production cost amortization, distribution and selling expenses, participations expense, product costs, labor and leasehold expenses, decreased 2% or $24 million. Lower costs and expenses reflected decreases at network television production and distribution and domestic home video, partially offset by increases at domestic theatrical motion picture distribution. Production cost amortization decreased in network television production and distribution due to the production of Home Improvement and pilot programs in the prior-year quarter and the distribution of more classic animated titles in the current year, which have a lower amortization cost relative to recent titles. Domestic home video distribution, selling and participation costs decreased due to a reduction in videotape unit sales and significant participation payments made to Pixar on A Bug's Life in the prior-year quarter. Cost increases in domestic theatrical motion picture distribution reflected increased distribution expenses for Dinosaur, Gone in 60 Seconds and Shanghai Noon and higher production cost amortization in the current quarter.

Parks & Resorts

  Revenues increased 13%, or $220 million, to $1.9 billion, driven by growth of $133 million at the Walt Disney World Resort, reflecting increased guest spending and record theme park attendance; $21 million at Disney Cruise Line, reflecting a full quarter of operations from both cruise ships, the Disney Magic and the Disney Wonder, compared to just the Disney Magic in the prior-year quarter; and $11 million at Disneyland, reflecting increased attendance. Increased guest spending and record attendance at the Walt Disney World Resort were driven by the ongoing Millennium Celebration. Higher attendance at Disneyland was driven by the 45th Anniversary Celebration and the strength of the Annual Pass program.

  Operating income increased 14%, or $68 million, to $565 million, driven by revenue growth at the Walt Disney World Resort and Disneyland, partially offset by higher costs and expenses. Costs and expenses, which consist principally of labor, costs of merchandise, food and beverages sold, depreciation, repairs and maintenance, entertainment and marketing and sales expense, increased 12% or $152 million. Increased operating costs were driven by higher theme park attendance, the ongoing Millennium Celebration at the Walt Disney World Resort and Disney Cruise Line operations.

                                                                          III-13

                            THE WALT DISNEY COMPANY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

Consumer Products

  Revenues decreased 11%, or $66 million, to $511 million, compared to prior-year pro forma amounts, driven by a decline of $56 million in worldwide merchandise licensing and publishing and $8 million at the Disney Stores, partially offset by growth of $8 million at Disney Interactive. Merchandise licensing revenues reflected continued worldwide softness. Publishing revenues reflected declines primarily in North America and Europe. Disney Store revenues decreased due to lower comparative store sales, principally domestically, partially offset by improved comparative store sales in certain European markets. Disney Interactive revenues increased due to the success of the Who Wants to Be a Millionaire video games and Pooh learning titles.

  On an as-reported basis, revenues decreased 17% or $103 million, reflecting the items described above, as well as the impact of the disposition of Fairchild Publications in the first quarter of the current year.

  Operating income decreased 48%, or $55 million, to $59 million, compared to prior-year pro forma amounts, reflecting declines in worldwide merchandise licensing, partially offset by improvements at the Disney Store, driven by improvements in North America, due to cost reductions, and in certain European markets, and also at Disney Interactive. Costs and expenses, which consist primarily of labor; product costs, including product development costs; distribution and selling expenses; and leasehold expenses, decreased 2% or $11 million, driven by the Disney Stores domestically due to better product mix and labor cost savings, partially offset by higher advertising and international infrastructure costs.

  On an as-reported basis, operating income decreased 50% or $58 million, reflecting the items described above, as well as the impact of the disposition of Fairchild Publications in the first quarter of the current year.

Internet Group

  Revenues increased 12%, or $9 million to $87 million, compared to prior-year pro forma amounts, driven by an increase of $20 million in Internet revenues, partially offset by a $11 million decrease in direct marketing revenues. Internet revenue growth was driven by increased advertising and sponsorship revenues reflecting increased advertiser demand and online site traffic, higher intranet software sales and sales growth at DisneyStore.com and DisneyTravel.com. Lower direct marketing revenues were due principally to planned reductions in catalog circulation, fewer product offerings and lower catalog response rates due to changes in the Company's merchandising strategy and customer migration to the Internet Group's online business.

  On an as-reported basis, revenues increased 107% or $45 million, reflecting the items described above, as well as the operations of Infoseek, which were consolidated into the Internet Group beginning November 18, 1999.

  Operating loss increased $35 million to $83 million, compared to prior-year pro forma amounts, reflecting increased costs and expenses, partially offset by higher Internet revenues. Costs and expenses, which consist primarily of cost of revenues, sales and marketing costs, other operating expenses and depreciation expense increased 35% or $44 million. Higher costs and expenses were driven by continued investment in Web site technology and infrastructure, new product initiatives, enhancements to existing Web sites and the ongoing redesign of the GO.com Web site.

  On an as-reported basis, operating loss increased $62 million to $83 million, reflecting the items described above, as well as losses at Infoseek, which was consolidated into the Internet Group beginning November 18, 1999.

                                                                          III-14

                            THE WALT DISNEY COMPANY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

Business Segment Results - Nine Months

                                                                           Nine Months Ended June 30,
                                        ----------------------------------------------------------------------------------------
                                                              Pro Forma                                  As Reported
                                        -----------------------------------------------------    -------------------------------
                                            2000               1999             % Change              2000            1999
                                        -------------    ---------------      ---------------    ---------------  --------------
(unaudited, in millions)
Revenues:
 Media Networks                               $ 7,420            $ 6,041          23 %                   $ 7,420         $ 6,041
 Studio Entertainment                           4,498              4,637          (3)%                     4,498           4,637
 Parks & Resorts                                5,088              4,576          11 %                     5,088           4,576
 Consumer Products                              1,980              2,105          (6)%                     1,994           2,231
 Internet Group                                   310                260          19 %                       286             159
                                              -------            -------                                 -------         -------
                                              $19,296            $17,619          10 %                   $19,286         $17,644
                                              =======            =======                                 =======         =======
Operating income (loss): /(1)/
 Media Networks                               $ 1,838            $ 1,216          51 %                   $ 1,838         $ 1,216
 Studio Entertainment                              23                238         (90)%                        23             238
 Parks & Resorts                                1,258              1,151           9 %                     1,258           1,151
 Consumer Products                                354                487         (27)%                       355             503
 Internet Group                                  (293)              (129)       (127)%                      (299)            (43)
 Amortization of intangible assets             (1,028)            (1,011)         (2)%                      (910)           (332)
                                              -------            -------                                 -------         -------
                                                2,152              1,952          10 %                     2,265           2,733
Gain on sale of Fairchild                          --                 --          n/m                        243              --
Gain on sale of Starwave                           --                 --          n/m                         --             345
                                              -------            -------                                 -------         -------
                                              $ 2,152            $ 1,952          10 %                   $ 2,508         $ 3,078
                                              =======            =======                                 =======         =======

  (1) Segment results exclude intangible asset amortization.  Segment EBITDA, which also excludes depreciation, is as follows:

      Media Networks                          $ 1,942           $ 1,313                                  $ 1,942         $ 1,313
      Studio Entertainment                         63               283                                       63             283
      Parks & Resorts                           1,696             1,518                                    1,696           1,518
      Consumer Products                           434               587                                      435             604
      Internet Group                             (267)             (112)                                    (276)            (37)
                                              -------           -------                                  -------         -------
                                              $ 3,868           $ 3,589                                  $ 3,860         $ 3,681
                                              =======           =======                                  =======         =======

                                                                          III-15

                            THE WALT DISNEY COMPANY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

Media Networks

  The following table provides supplemental revenue and operating income detail for the Media Networks segment:

                                                    Nine Months Ended June 30,
                                       -------------------------------------------------
                                          2000                1999             % Change
                                       ---------            --------          ----------
(unaudited, in millions)
Revenues:
 Broadcasting                             $4,876             $3,955                23 %
 Cable Networks                            2,544              2,086                22 %
                                          ------             ------
                                          $7,420             $6,041                23 %
                                          ======             ======
Operating income:
 Broadcasting                             $1,008             $  495               104 %
 Cable Networks                              830                721                15 %
                                          ------             ------
                                          $1,838             $1,216                51 %
                                          ======             ======

  Revenues increased 23%, or $1.4 billion, to $7.4 billion, driven by increases of $921 million from Broadcasting and $458 million at the Cable Networks. Increased Broadcasting revenues were driven by growth at the ABC television network and the Company's owned television stations. Increases at the television network and owned television stations were driven by a strong advertising market, the continued success of Who Wants to Be a Millionaire and higher overall ratings on network programming, including Good Morning America. The television stations also benefited from higher spot advertising rates driven by ABC placing first in the May and February sweeps. Cable Networks revenue growth was driven by increased advertising revenues due to a strong advertising market, as well as higher affiliate fees due to contractual rate adjustments and subscriber growth.

  Operating income increased 51%, or $622 million, to $1.8 billion, reflecting increased Broadcasting and Cable Network revenues, partially offset by higher costs. Costs and expenses increased 16% or $757 million, driven by higher sports programming costs, principally related to National Football League (NFL) and NHL broadcasts. In addition, start-up costs associated with the January launch of SoapNet and various international Disney Channels contributed to increased costs and expenses.

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

  The Company has investments in cable operations that are accounted for as unconsolidated equity investments. The table below presents "Operating income from cable television activities," which comprise the Cable Networks and the Company's cable equity investments:

                                                                            Nine Months Ended June 30,
                                                             --------------------------------------------------
                                                                2000                1999              % Change
                                                             ----------          ----------          ----------
(unaudited, in millions)
Operating income:
  Cable Networks                                              $  830              $  721                 15 %
  Equity Investments:
   A&E, Lifetime and E! Entertainment Television                 501                 382                 31 %
   Other (1)                                                     175                  33                 n/m
                                                              ------              ------
Operating income from cable television activities              1,506               1,136                 33 %
Partner share of operating income                               (487)               (363)               (34)%
                                                              ------              ------
Company share of operating income                             $1,019              $  773                 32 %
                                                              ======              ======

(1) Includes a gain of $93 million from the sale of Eurosport during the current quarter

Note:   Operating income from cable television activities presented in this table represents 100% of the operating income of both the Company's owned cable businesses and its cable equity investees. The Company share of operating income represents the Company's ownership interest in cable television operating income. Cable Networks are reported in "Operating income" in the Condensed Consolidated Statements of Income. Equity Investments are accounted for under the equity method and the Company's proportionate share of the net income of its cable equity investments is reported in "Corporate and other activities" in the Condensed Consolidated Statements of Income.

  The Company's share of cable television operating income increased 32%, or $246 million, to $1.0 billion, driven by increased advertising revenues at Lifetime Television, The History Channel, E! Entertainment Television and A&E Television; growth at the Cable Networks; and the gain on the sale of Eurosport.

Studio Entertainment

  Revenues decreased 3%, or $139 million, to $4.5 billion, driven by declines of $269 million in worldwide home video and $133 million in network television production and distribution, partially offset by growth of $191 million in worldwide theatrical motion picture distribution and $57 million in stage plays. Worldwide home video revenues reflected fewer unit sales in the current year, as the prior year included the successful releases of Lion King II: Simba's Pride, Mulan, Armageddon and A Bug's Life. The decline in network television production and distribution reflects the production of Home Improvement in the prior year. Growth in worldwide theatrical motion picture distribution reflected the performance of Toy Story 2, Tarzan, The Sixth Sense and Dinosaur. Growth in stage play revenues was driven by the performances of The Lion King, Beauty and the Beast and Aida.

                                                                          III-17

                            THE WALT DISNEY COMPANY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

  Operating income decreased 90%, or $215 million to $23 million, due to revenue declines in worldwide home video and declines in domestic theatrical motion picture distribution, where cost increases exceeded revenue gains. These declines were partially offset by improvements in international theatrical motion picture distribution. Costs and expenses increased 2% or $76 million. Cost increases in worldwide theatrical motion picture distribution reflected higher production cost amortization and increased participation costs due to The Sixth Sense and Toy Story 2. Stage play operating and production cost amortization expenses increased due to The Lion King and Aida. Production cost amortization decreased in network television production and distribution, reflecting the production of Home Improvement in the prior year and the distribution of more classic animated titles in the current year. Worldwide home video distribution and selling costs and production cost amortization decreased due to a reduction in videotape unit sales compared to the prior year.

  Increases in production and participation costs also are reflective of industry trends: as competition for creative talent has increased, costs within the industry have increased at a rate significantly higher than inflation.

Parks & Resorts

  Revenues increased 11%, or $512 million, to $5.1 billion, driven by growth of $293 million at the Walt Disney World Resort, reflecting increased guest spending, record theme park attendance and record occupied room nights; $89 million at Disney Cruise Line, reflecting a full nine months of operations from both cruise ships, the Disney Magic and the Disney Wonder, compared to just the Disney Magic in the prior year; and $13 million at Disneyland, reflecting increased guest spending. Increased guest spending and record attendance at the Walt Disney World Resort were driven by the ongoing Millennium Celebration and higher occupied room nights reflecting the opening of the All Star Movies Resort, which opened in the second quarter of the prior year. At Disneyland, increased attendance and guest spending were driven by the 45th Anniversary Celebration, enhanced merchandise and food and beverage offerings throughout the park and the strength of the Annual Pass program.

  Operating income increased 9%, or $107 million, to $1.3 billion, driven by revenue growth at the Walt Disney World Resort, improved results at Disney Cruise Line and higher guest spending at Disneyland. Costs and expenses increased 12% or $405 million, driven by higher theme park attendance and the ongoing Millennium Celebration at the Walt Disney World Resort and Disney Cruise Line operations.

Consumer Products

  Pro forma revenues decreased 6%, or $125 million, to $2.0 billion, driven by declines of $140 million in worldwide merchandise licensing and publishing, partially offset by an increase of $25 million at Disney Interactive. Lower merchandise licensing and publishing revenues were primarily attributable to declines domestically and in Europe. Disney Interactive revenues increased due to the success of the Who Wants to Be a Millionaire video games, Pooh learning titles and the Toy Story 2 action game.

  On an as-reported basis, revenues decreased 11% or $237 million, reflecting the items described above, as well as the impact of the disposition of Fairchild Publications in the first quarter of the current year.

  Pro forma operating income decreased 27%, or $133 million, to $354 million, driven by declines in worldwide merchandise licensing and softer publishing results domestically and in Europe, partially offset by an increase at Disney Interactive. Costs and expenses were comparable to the prior year.

  On an as-reported basis, operating income decreased 29% or $148 million, reflecting the items described above, as well as the impact of the disposition of Fairchild Publications in the first quarter of the current year.

                                                                          III-18

                            THE WALT DISNEY COMPANY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

Internet Group

  Pro forma revenues increased 19%, or $50 million to $310 million, driven by an increase of $72 million in Internet revenues, partially offset by a $22 million decrease in direct marketing revenues. Internet revenue growth reflected increased advertising and sponsorship revenues driven by increased advertiser demand and online site traffic, sales growth at DisneyStore.com, operations at toysmart.com, which was acquired in the fourth quarter of fiscal 1999, and higher intranet software sales. Lower direct marketing revenues were due principally to planned reductions in catalog circulation, fewer product offerings and lower catalog response rates due to changes in the Company's merchandising strategy and inventory liquidation initiatives.

  On an as-reported basis, revenues increased 80% or $127 million, reflecting the items described above, as well as the operations of Infoseek, which were consolidated into the Internet Group beginning November 18, 1999.

  Pro forma operating loss increased $164 million to $293 million, reflecting increased costs and expenses, partially offset by higher Internet revenues. Costs and expenses increased 55% or $214 million driven by continued investment in Web site technology and infrastructure, new product initiatives, enhancements to existing Web sites, a non-cash charge of $31 million to reflect the impairment of certain intangible assets, one-time employee retention payments of $17 million required by the 1999 Infoseek acquisition agreement and operations at toysmart.com, which was acquired in the fourth quarter of fiscal 1999.

  On an as-reported basis, operating loss increased $256 million to $299 million, reflecting the items described above, as well as losses from Infoseek, which was consolidated into the Internet Group beginning November 18, 1999.

  Costs and expenses for the remainder of the year are expected to reflect continued investment in Web site technology and infrastructure, new product initiatives and incremental marketing and sales expenditures. The Internet Group has begun participating in the traditional television network up-front marketplace and has sold approximately $30 million in Internet advertising which it expects to fulfill and recognize as revenue during fiscal 2001.

FINANCIAL CONDITION

  For the nine months ended June 30, 2000, cash provided by operations increased $480 million to $4.9 billion, driven by increased net income excluding amortization of intangible assets, higher amortization of television broadcast rights relative to cash payments and increased amortization of film and television costs, partially offset by higher income tax payments due to certain payments attributable to the prior fiscal year.

  During the nine months, the Company invested $2.0 billion to develop, produce and acquire rights to film and television properties, a decrease of $288 million. The decrease was primarily due to a $310 million payment related to the acquisition of a film library in the prior year.

  During the nine months, the Company invested $1.4 billion in parks, resorts and other properties. These expenditures reflected continued expansion activities related to Disney's California Adventure and certain resort facilities at the Walt Disney World Resort. The decrease of $157 million from the prior year reflects the final payment for the second cruise ship, the Disney Wonder, in the prior year, partially offset by increased spending on Disney's California Adventure in the current year.

  During the nine months, the Company invested $91 million in Euro Disney S.C.A. to maintain its 39% ownership interest after a Euro Disney equity rights offering, the proceeds of which will be used to fund construction of a new theme park.

                                                                          III-19

                            THE WALT DISNEY COMPANY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

  Total commitments to purchase broadcast programming approximated $13.5 billion at June 30, 2000, including approximately $11.0 billion related to sports programming rights, primarily NFL, College Football, Major League Baseball and NHL. Substantially all of this amount is payable over the next six years.

  The Company expects the ABC Television Network, ESPN and the Company's television and radio stations to continue to enter into programming commitments to purchase the broadcast rights for various feature films, sports and other programming.

  During the nine months, the Company repaid $2.4 billion of term debt, which matured during the period, and reduced its commercial paper borrowings by $538 million. These repayments were partially funded by proceeds of $1.1 billion from various financing arrangements. Commercial paper borrowings outstanding as of June 30, 2000 totaled $1.4 billion, with maturities of up to one year, supported by bank facilities totaling $4.8 billion, which expire in one to five years and allow for borrowings at various interest rates. The Company also has the ability to borrow under a U.S. shelf registration statement and a euro medium-term note program, which collectively permit the issuance of up to approximately $4.8 billion of additional debt.

  The Company is authorized as of June 30, 2000 to purchase up to 395 million shares of Disney common stock. During the nine months, a subsidiary of the Company acquired approximately 3.8 million shares of Disney common stock for approximately $115 million. The Company also used $434 million to fund dividend payments during the first quarter.

  The Company believes that its financial condition is strong and that its cash, other liquid assets, operating cash flows, access to equity capital markets and borrowing capacity, taken together, provide adequate resources to fund ongoing operating requirements and future capital expenditures related to the expansion of existing businesses and development of new projects.

OTHER MATTERS

  In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 Revenue Recognition in Financial Statements (SAB
101). SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. Disney is evaluating the effect that adoption may have on its combined results of operations and financial position and will reflect such effect, if any, during fiscal 2001.

  In June 2000, the American Institute of Certified Public Accountants issued Statement of Position 00-2 Accounting by Producers or Distributors of Films (SOP 00-2). SOP 00-2 changes the accounting standards for costs to produce and distribute films and television properties. The Company expects to adopt the new standard effective October 1, 2000, and is evaluating the effect that such adoption may have on its combined results of operations and financial position.

  On August 11, 2000, a jury returned a verdict against the Company in the amount of $240 million in a civil lawsuit in a Florida trial court in Orlando. The lawsuit asserted that the company misappropriated the concept for its Wide World of Sports complex at the Walt Disney World Resort. Based on the jury's findings, the court has discretion, upon a motion by the Plaintiff, to add to the verdict an amount up to double the amount thereof. The Company intends to challenge the verdict in the trial court and, if necessary, on appeal and believes that there are substantial grounds for complete reversal or reduction of the verdict. Management believes that it is not currently possible to estimate the impact, if any, that the ultimate resolution of this matter will have on the Company's results of operations, financial position or cash flow.

                                                                          III-20