Form 10-K
period 2000-09-30
WALT DISNEY CO/
filed 2000-12-20
CIK 1001039

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2000     Commission File Number 1-11605

                       [LOGO OF THE WALT DISNEY COMPANY]

Incorporated in Delaware                     I.R.S. Employer Identification No.
500 South Buena Vista Street, Burbank, California 91521      95-4545390
(818) 560-1000

Securities Registered Pursuant to Section 12(b) of the Act:

                                                     Name of Each Exchange
Title of Each Class                                   on Which Registered
Disney Common Stock, $.01 par value                  New York Stock Exchange
                                                     Pacific Stock Exchange

Walt Disney Internet Group Common Stock, $.01 par value
                                                     New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act: None.

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No
  Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
  As of November 30, 2000, the aggregate market values of Disney and the Walt Disney Internet Group common stock held by non-affiliates (based on the closing price on such date as reported on the New York Stock Exchange-Composite Transactions) were $61.3 billion and $209.4 million, respectively. All executive officers and directors of registrant and all persons filing a
Schedule 13D with the Securities and Exchange Commission in respect to registrant's common stock have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the registrant.
  There were 2,079,057,775 shares of Disney common stock outstanding and 43,223,932 shares of Walt Disney Internet Group common stock outstanding as of December 15, 2000.

                      Documents Incorporated by Reference

  Certain information required for Part III of this report is incorporated herein by reference to the proxy statement for the 2001 annual meeting of the Company's stockholders.

                    THE WALT DISNEY COMPANY AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                     PART I

 ITEM 1.  Business.......................................................     1

 ITEM 2.  Properties.....................................................    18

 ITEM 3.  Legal Proceedings..............................................    19

 ITEM 4.  Submission of Matters to a Vote of Security Holders............    21

                                    PART II

 ITEM 5.  Market for the Company's Common Stock and Related Stockholder
           Matters.......................................................    22

 ITEM 6.  Selected Financial Data........................................    23

 ITEM 7.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations.........................................    24

 ITEM 7A. Market Risk....................................................    24

 ITEM 8.  Financial Statements and Supplementary Data....................    25

 ITEM 9.  Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure..........................................    25

                                    PART III

 ITEM 10. Directors and Executive Officers of the Company................    26

 ITEM 11. Executive Compensation.........................................    26

 ITEM 12. Security Ownership of Certain Beneficial Owners and Management.    26

 ITEM 13. Certain Relationships and Related Transactions.................    26

                                    PART IV

 ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form
           8-K...........................................................    27

 SIGNATURES...............................................................   30

 Annex I Consolidated Financial Information - The Walt Disney Company

 Annex II Combined Financial Information - Walt Disney Internet Group

                                    PART I

ITEM 1. Business

  The Walt Disney Company, together with its subsidiaries, is a diversified worldwide entertainment company with operations in five business segments:
Media Networks, Studio Entertainment, Parks & Resorts, Consumer Products and the Internet Group (formerly known as GO.com). The term "Company" is used to refer collectively to the parent company and the subsidiaries through which its various businesses are actually conducted.

Walt Disney Internet Group
  On November 17, 1999 the Company completed its acquisition of Infoseek Corporation (Infoseek) and in connection therewith issued a new class of common stock intended to reflect the performance of the Company's Internet and direct marketing businesses including Infoseek. These businesses, originally designated "GO.com", were renamed "Walt Disney Internet Group" effective August 2, 2000. The class of common stock tracking the performance of these businesses was renamed "Disney Internet Group" common stock, and continues to trade on the New York Stock Exchange under the new name, with the ticker symbol, "DIG". Upon issuance of the new class of common stock, the Company's existing common stock was reclassified as "Disney" common stock, which is intended to reflect the performance of the Company's businesses other than the Internet Group, plus an allocation of results of the Internet Group (collectively, Disney). The Company now reports consolidated financial information and separate financial information for Disney and the Internet Group. Prior to the Infoseek acquisition, the Company's Internet and direct marketing businesses were referred to as "Disney's existing Internet business" or "Internet and Direct Marketing."

  Information on revenues, operating income, identifiable assets and supplemental revenue of the Company's business segments appears in Note 12 to the Consolidated Financial Statements included in Item 8 hereof. The Company employed approximately 120,000 people as of September 30, 2000.

                                DISNEY SEGMENTS

MEDIA NETWORKS

Television and Radio Networks
  The Company operates the ABC Television Network, which as of September 30, 2000 had 225 primary affiliated stations operating under long-term agreements reaching 99.9% of all U.S. television households. The ABC Television Network broadcasts programs in "dayparts" as follows: Monday through Friday Early Morning, Daytime and Late Night, Monday through Sunday Prime Time, News, Children's and Sports. The Company operates the ABC Radio Networks, which reach more than 130 million domestic listeners weekly and consist of over 8,900 program affiliations on more than 4,500 radio stations. The ABC Radio Networks also produce and distribute a number of radio program series for radio stations nationwide and can be heard in more than 100 countries worldwide. In addition, the ABC Radio Networks produce and operate Radio Disney, which targets children ages 6 to 11 and their parents. Radio Disney is carried on 47 stations that cover over 50 percent of the U.S. market.

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

Television and Radio Stations
  The Company owns nine very high frequency (VHF) television stations, five of which are located in the top ten markets in the United States; one ultra high frequency (UHF) television station; 32 standard (AM) radio stations; and 18 frequency modulation (FM) radio stations. All of the television stations are affiliated with the ABC Television Network, and most of the 50 radio stations are affiliated with the ABC Radio Networks. The Company's television stations reach 24% of the nation's television households, calculated using the multiple ownership rules of the Federal Communications Commission (FCC). The Company's radio stations reach 15 million people weekly in the top 20 United States advertising markets. Markets, frequencies and other station details are set forth in the following tables:

Television Stations

                                            Expiration    Television
                                            date of FCC     market
Station and Market              Channel    authorization ranking(/1/)
------------------              -------    ------------- ------------
WABC-TV (New York, NY)             7       Jun. 1, 2007       1
KABC-TV (Los Angeles, CA)          7       Dec. 1, 2006       2
WLS-TV (Chicago, IL)               7       Dec. 1, 2005       3
WPVI-TV (Philadelphia, PA)         6       Aug. 1, 2007       4
KGO-TV (San Francisco, CA)         7       Dec. 1, 2006       5
KTRK-TV (Houston, TX)              13      Aug. 1, 2006       11
WTVD-TV (Raleigh-Durham, NC)       11      Dec. 1, 2004       29
KFSN-TV (Fresno, CA)               30      Dec. 1, 2006       54
WJRT-TV (Flint, MI)                12      Oct. 1, 2005       64
WTVG (TV) (Toledo, OH)             13      Oct. 1, 2005       67

Radio Stations

                               Frequency    Expiration
                              AM-Kilohertz  date of FCC  Radio market
Station and Market            FM-Megahertz authorization ranking(/2/)
------------------            ------------ ------------- ------------
WABC (New York, NY)               770 K    Jun. 1, 2006        1
KABC (Los Angeles, CA)            790 K    Dec. 1, 2005        2
KDIS (Los Angeles, CA)            710 K    Dec. 1, 2005        2
WLS (Chicago, IL)                 890 K    Dec. 1, 2004        3
WMVP (Chicago, IL)               1000 K    Dec. 1, 2004        3
WRDZ (Chicago, IL)               1300 K    Dec. 1, 2004        3
WDDZ (Chicago, IL)               1500 K    Dec. 1, 2004        3
KGO (San Francisco, CA)           810 K    Dec. 1, 2005        4
KSFO (San Francisco, CA)          560 K    Dec. 1, 2005        4
KMKY (San Francisco, CA)         1310 K    Dec. 1, 2005        4
WWJZ (Philadelphia, PA)           640 K    Jun. 1, 2006        5
WBAP (Dallas-Fort Worth, TX)      820 K    Aug. 1, 2005        6
KMKI (Dallas-Fort Worth, TX)      620 K    Aug. 1, 2005        6
WJR (Detroit, MI)                 760 K    Oct. 1, 2004        7
WMKI (Boston, MA)(/3/)           1260 K    Apr. 1, 2006        8
WMAL (Washington, D.C.)           630 K    Oct. 1, 2003        9
KMIC (Houston, TX)               1590 K    Aug. 1, 2005       10
WDWD (Atlanta, GA)                590 K    Apr. 1, 2004       11
WMYM (Miami, FL)                  990 K    Feb. 1, 2004       12
KKDZ (Seattle, WA)               1250 K    Feb. 1, 2006       14
KMIK (Phoenix, AZ)               1580 K    Oct 1, 2005        16
KDIZ (Minneapolis, MN)           1440 K    Apr. 1, 2005       17
WSDZ (St. Louis, MO)             1260 K    Dec. 1, 2004       19

                                      Frequency    Expiration
                                     AM-Kilohertz  date of FCC  Radio market
Station and Market                   FM-Megahertz authorization ranking(/2/)
------------------                   ------------ ------------- ------------
WWMI (Tampa, FL)                        1380 K    Feb. 1, 2004       21
WEAE (Pittsburgh, PA)                   1250 K    Aug. 1, 2006       22
KADZ (Denver, CO)                       1550 K    Apr. 1, 2005       23
KDDZ (Denver, CO)                       1690 K    Apr. 1, 2005       23
WWMK (Cleveland, OH)                    1260 K    Oct. 1, 2004       24
WHRC (Providence, RI)(/3/)              1450 K    Apr. 1, 2006       33
WGFY (Charlotte, NC)(/3/)               1480 K    Oct. 1, 2003       37
WDZK (Bloomfield, CT)(/3/)              1550 K    Apr. 1, 2006       45
WMNE (W. Palm Beach, FL)(/3/)           1600 K    Feb. 1, 2004       51
WDZY (Richmond, VA)(/3/)                1290 K    Apr. 1, 2006       57
WPLJ (FM) (New York, NY)                95.5 M    Jun. 1, 2006        1
KLOS (FM) (Los Angeles, CA)             95.5 M    Dec. 1, 2005        2
WXCD (FM) (Chicago, IL)                 94.7 M    Dec. 1, 2004        3
KMEO (FM) (Dallas-Fort Worth, TX)       96.7 M    Aug. 1, 2005        6
KSCS (FM) (Dallas-Fort Worth, TX)       96.3 M    Aug. 1, 2005        6
KEMM (FM) (Dallas-Fort Worth, TX)      103.3 M    Aug. 1, 2005        6
WPLT (FM) (Detroit, MI)                 96.3 M    Oct. 1, 2004        7
WDRQ (FM) (Detroit, MI)                 93.1 M    Oct. 1, 2004        7
WRQX (FM) (Washington, D.C.)           107.3 M    Oct. 1, 2003        9
WJZW (FM) (Washington, D.C.)           105.9 M    Oct. 1, 2003        9
WKHX-FM (Atlanta, GA)                  101.5 M    Apr. 1, 2004       11
WYAY (FM) (Atlanta, GA)                106.7 M    Apr. 1, 2004       11
KQRS-FM (Minneapolis-St.Paul, MN)       92.5 M    Apr. 1, 2005       17
KXXR (FM) (Minneapolis-St.Paul, MN)     93.7 M    Apr. 1, 2005       17
KZNR (FM) (Minneapolis-St.Paul, MN)    105.1 M    Apr. 1, 2005       17
KZNT (FM) (Minneapolis-St.Paul, MN)    105.3 M    Apr. 1, 2005       17
KZNZ (FM) (Minneapolis-St.Paul, MN)    105.7 M    Apr. 1, 2005       17

--------
(1) Based on Nielsen Media Research, U.S. Television Household Estimates, January 1, 2000
(2) Based on 2000 Arbitron Radio Market Rank
(3) Acquired subsequent to September 30, 2000

Cable Networks and International Broadcast Operations
  The Company's cable and international broadcast operations are principally involved in the production and distribution of cable television programming, the licensing of programming to domestic and international markets and investing in foreign television broadcasting, production and distribution entities. The Company owns the Disney Channel, Toon Disney, SoapNet, 80% of ESPN, Inc., 37.5% of the A&E Television Networks, 50% of Lifetime Entertainment Services, 39.6% of E! Entertainment Television and has various other international investments.

  The Disney Channel, which has nearly 70 million domestic subscribers, is a cable and satellite television service. New shows developed for original use by the Disney Channel include dramatic, adventure, comedy and educational series, as well as documentaries and first-run television movies. In addition, entertainment specials include shows originating from both the Walt Disney World Resort and Disneyland Park. The balance of the programming consists of products acquired from third parties and products from the Company's theatrical film and television programming library.

  The Disney Channel International reaches approximately 13 million subscribers. Programming consists primarily of the Company's theatrical film and television programming library, as well as products acquired from third parties and locally produced programming. The Disney Channels in Taiwan and the U.K. premiered in 1995, followed by the launch of the Disney Channels in Australia and Malaysia in 1996, France and the Middle East in 1997, Spain and Italy in 1998, Germany in 1999 and a regional Disney Channel for Latin America in 2000. Further launches are planned in Brazil, Scandinavia and Central Europe. The Company continues to explore the development of the Disney Channel in other countries around the world.

  Toon Disney is targeted to kids aged two to 11 and features a vast array of family-friendly animated programming from the Disney library. Toon Disney reaches 17 million homes. Toon Disney began carrying national advertising on September 4, 2000.

  SoapNet was launched in January 2000 and reached nearly five million homes as of September 30, 2000. SoapNet offers a wide variety of soap opera programming 24 hours a day, seven days a week. SoapNet's primetime schedule features same-day telecasts of the top-rated ABC Daytime series All My Children, General Hospital, One Life to Live and Port Charles. The network also airs the popular classic Ryan's Hope and serial dramas such as Knots Landing, Falcon Crest, Hotel and The Colbys, as well as an original soap news series, SoapCenter.

  ESPN, Inc. operates six domestic television sports networks: ESPN, reaching nearly 80 million households; ESPN2, at over 73 million homes; ESPN Classic, at 30 million homes; ESPNEWS, reaching 20 million households , ESPN Now with news and scheduling information, and ESPN Extra, featuring pay-per-view events. . ESPN, Inc. programs, owns or has equity interests in 19 international networks, reaching more than 80 million households outside the United States in more than 140 countries. ESPN, Inc., owns 100% of ESPN Brazil, ESPN Sur in Argentina and a 50% interest in the ESPN STAR Sports joint venture, which delivers sports programming throughout most of Asia, and 30% of NetStar, which owns The Sports Network (TSN) and Le Reseau des Sports, among other media properties in Canada. ESPN, Inc. also holds a 20% interest in Sports-i ESPN in Japan, the leading all-sports network. ESPN also has several other brand extensions, including ESPN.com, part of The Walt Disney Internet Group and leading sports content provider; ESPN Regional Television; ESPN Radio, which is distributed through ABC Radio to more than 620 stations, making it the largest radio sports network in the U.S.; ESPN The Magazine published by Disney Publishing; SportsTicker, the leading supplier of real-time sports news and scores; and the ESPN Zone, sports-themed dining and entertainment facilities managed by Disney Regional Entertainment, included in the Parks & Resorts segment.

  The A&E Television Networks are cable programming services devoted to cultural and entertainment programming. The A&E cable service reaches 79 million subscribers. The History Channel, which is owned by A&E, reaches 69 million subscribers.

  Lifetime Entertainment Services owns Lifetime Television, which reaches 78 million cable subscribers and is devoted to women's lifestyle programming. During 1998, Lifetime launched the Lifetime Movie Network, a 24-hour digital channel.

  E! Entertainment Television is a cable programming service that reaches 66 million cable subscribers and is devoted to the world of entertainment. E! Entertainment Television also launched "style." in October 1998, a 24-hour network devoted to style, beauty and home design, which currently reaches 10 million subscribers (available to both analog and digital systems).

  The Company's share of the financial results of the cable and international broadcast services, other than the Disney Channel, ESPN, Inc., and SoapNet is reported under the heading "Corporate and other activities" in the Company's Consolidated Statements of Income.

Television Production and Distribution
  The Company develops, produces and distributes television programming to global broadcasters, cable and satellite operators, including the major television networks, the Disney Channel and other cable broadcasters, under the Buena Vista Television, Touchstone Television and Walt Disney Television labels. Program development is carried out in collaboration with a number of independent writers, producers and creative teams under various development arrangements. The Company focuses on the development, production and distribution of half-hour comedies and one-hour dramas for network prime-time broadcast. One-hour dramas Once and Again, Popular and Felicity were all renewed for the 2000/2001 television season. New prime-time series that premiered in the fall of 2000 included the half-hour comedies Geena and Madigan Men, and the one-hour drama Gideon's Crossing. Midseason orders included the half-hour comedies My Wife and Kids and Go Fish.

  The Company is also producing seven original television movies for The Wonderful World of Disney, which was renewed for the 2000/2001 television season and continues to air on ABC on Sunday evenings.

  The Company also provides a variety of prime-time specials for exhibition on network television. Additionally, the Company produces live-action syndicated programming, which includes Live! with Regis, a daily talk show; Ebert & Roeper and the Movies, a weekly motion picture review program; Your Big Break, a weekly variety show; as well as game shows on cable such as Win Ben Stein's Money and Don't Forget Your Toothbrush.

  The Company also licenses its television properties in a number of foreign television markets. In addition, certain of the Company's television programs are syndicated by the Company abroad.

Competitive Position
  The ABC Television Network, the Disney Channel, ESPN and other broadcasting entities primarily compete for viewers with the other television networks, independent television stations, other video media such as cable television, satellite television program services, videocassettes and DVDs. In the sale of advertising time, the broadcasting operations compete with other television networks, independent television stations, suppliers of cable television programs and other advertising media such as newspapers, magazines and billboards. The ABC Radio Networks likewise compete with other radio networks and radio programming services, independent radio stations and other advertising media.

  The Company's television and radio stations are in competition with other television and radio stations, cable television systems, satellite television program services, videocassettes, DVDs and other advertising media such as newspapers, magazines and billboards. Such competition occurs primarily in individual market areas. A television station in one market does not compete directly with other stations in other market areas.

  The growth in the cable industry's share of viewers has resulted in increased competitive pressures for advertising revenues. In addition, sports and other programming costs have increased due to increased competition.

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

STUDIO ENTERTAINMENT

  The Studio Entertainment segment produces live-action and animated motion pictures, television animation programs, musical recordings and live stage plays. The Company is an industry leader in producing and acquiring live-action and animated motion pictures for distribution to the theatrical, television and home video markets and produces original animated television programming for network, first-run syndication, pay and international syndication markets. In addition, television programs have been created that contain characters originated in animated films. Films and characters are also often promoted through the release of audiocassettes and compact discs. The Company is also engaged directly in the home video and television distribution of its film and television library.

Theatrical Films
  Walt Disney Pictures and Television, a subsidiary of the Company, produces and acquires live-action motion pictures that are distributed under the banners Walt Disney Pictures, Touchstone Pictures and Hollywood Pictures. Another subsidiary, Miramax Film Corp., acquires and produces motion pictures that are distributed under the Miramax and Dimension banners. The Company also produces and distributes animated motion pictures under the banner Walt Disney Pictures. In addition, the Company distributes films produced or acquired from certain independent production companies.

  During fiscal 2001, the Company expects to distribute approximately 16 feature films under the Walt Disney Pictures, Touchstone Pictures and Hollywood Pictures banners and approximately 29 films under the Miramax and Dimension banners, including several live-action family films and three full length animated films, with the remainder targeted to teenagers and/or adults. In addition, the Company periodically reissues previously released animated films. As of September 30, 2000, under the banners Walt Disney Pictures, Touchstone Pictures and Hollywood Pictures, the Company had released 588 full length live-action features (primarily color), 42 full length animated color features and approximately 484 cartoon shorts.

  The Company distributes and markets its filmed products principally through its own distribution and marketing companies in the United States and major foreign markets. In 2000, the Company's international distributor, Buena Vista International, became the first international distribution company to gross more than $1 billion at the box office for six consecutive years.

Home Video
  The Company directly distributes home video releases from each of its banners in the domestic market. In the international market, the Company distributes both directly and through foreign distribution companies. In addition, the Company develops, acquires and produces original programming for direct to video release. The Company distributed three of the top ten selling home videos, including the top two titles and three of the ten top rental titles in 2000. As of September 30, 2000, under the banners Walt Disney Pictures, Touchstone Pictures and Hollywood Pictures, 1,207 produced and acquired titles, including 864 feature films and 343 cartoon shorts and animated features, were available to the domestic marketplace and 1,157 produced and acquired titles, including 739 feature films and 418 cartoon shorts and animated features, were available to the international home entertainment market.

Television Production and Distribution
  The Company develops, produces and distributes animated television programming to global broadcasters, including the major television networks, the Disney Channel and other cable broadcasters, under the Walt Disney Television and Buena Vista Television labels.

  The 2000/2001 Saturday morning television season returned with a fourth year of the two-hour kids' block, Disney's One Saturday Morning on ABC. Disney's One Saturday Morning is a show comprised of audience participation segments, cartoons and pre-recorded comedy segments that

"wrap-around" the weekly series Disney's Recess, Disney's The Weekenders, and our new fall series Disney's Teacher's Pet. Other television animation series airing in the fall ABC Saturday morning lineup include Disney's Mouseworks, the first cartoon series since the 1950's featuring Mickey Mouse and his friends, Disney/Pixar's Buzz Lightyear of Star Command, Disney's Pepper Ann, Sabrina, Disney's Doug and The New Adventures of Winnie The Pooh. Premiering midseason will be all new episodes of Disney's Mouseworks, redubbed Disney's House of Mouse, a new series Disney's Lloyd In Space, and a redeveloped One Saturday Morning environment. Additionally, the Company produces first-run animated syndicated programming. Disney's One Too is a two-hour block, airing six days per week, including Disney's Recess, Sabrina, Disney/Pixar's Buzz Lightyear of Star Command and Disney's Pepper Ann.

  The Company licenses its theatrical and television animation film library to the domestic television syndication market. Major packages of the Company's feature films and animated television programming have been licensed for broadcast over several years.

  The Company also licenses its theatrical and animated television properties in a number of foreign television markets. In addition, certain of the Company's television programs are syndicated by the Company abroad, including The Disney Club, a weekly series that the Company produces for foreign markets.

  The Company has licensed to the Encore pay television services, over a multi-year period, exclusive domestic pay television rights to certain films released under the Walt Disney Pictures, Touchstone Pictures, Hollywood Pictures, Miramax and Dimension banners. The Company has also entered into multi-year output deals with DirecTv and Indemand for Pay-Per-View exhibition. In addition, the Company has licensed to the Showtime pay television services over a multi-year period, exclusive domestic pay television rights to certain films released under the Dimension banner.

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

Walt Disney Theatrical Productions
  The Company's award-winning live stage musical division produces musicals for stages on Broadway and around the world. During 2000, Beauty and the Beast entered its seventh year on Broadway. To date, the show has been produced in twelve international markets. The Lion King continues its Broadway run at the New Amsterdam Theatre into its third year. The show is also running in Tokyo, Osaka, London, Toronto and Los Angeles. Under a license agreement, The Hunchback of Notre Dame entered its second year in Berlin. Elton John and Tim Rice's Aida opened on Broadway in March 2000 and earned four Tony Awards. A touring company of Aida is scheduled to open in Minneapolis in early 2001.

Publishing
  Miramax Film Corp.'s joint publishing venture with Hearst Communications, Inc., publishes a general interest monthly magazine titled Talk. Talk is intended to target primarily upscale, educated readers between the ages of 25 and 54 and covers current cultural, social and political issues and personalities.

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

PARKS & RESORTS

  The Company operates the Walt Disney World Resort in Florida and the Disneyland Park and two hotels in California. The Company also earns royalties on revenues generated by the Tokyo Disneyland theme park and has an ownership interest in Disneyland Paris.

Walt Disney World Resort
  The Walt Disney World Resort is located on approximately 30,500 acres of land owned by Company subsidiaries 15 miles southwest of Orlando, Florida. The resort includes four theme parks (the Magic Kingdom, Epcot, Disney-MGM Studios and Disney's Animal Kingdom), hotels and villas, a retail, dining and entertainment complex, a sports complex, conference centers, campgrounds, golf courses, water parks and other recreational facilities designed to attract visitors for an extended stay. In addition, Disney Cruise Line is operated out of Port Canaveral, Florida.

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

  Disney-MGM Studios - The Disney-MGM Studios, which opened in 1989, consists of a theme park, an animation studio and a film and television production facility. The park centers around Hollywood as it was during the 1930's and 1940's and features Disney animators at work and a backstage tour of the film and television production facilities in addition to themed food service and merchandise facilities and other attractions. The production facility consists of three sound stages, merchandise shops and a back lot area and currently hosts both feature film and television productions. Disney-MGM Studios features Fantasmic!, a night-time entertainment production spectacular.

  Disney's Animal Kingdom - Disney's Animal Kingdom, which opened in April 1998, consists of a 145-foot Tree of Life as the centerpiece surrounded by six themed areas: Dinoland U.S.A., Africa, Rafiki's Planet Watch, Asia, Safari Village and Camp Minnie--Mickey. Each themed area contains adventure attractions, entertainment shows, restaurants and merchandise shops. The park features more than 200 species of animals and 4,000 varieties of trees and plants on more than 500 acres of land.

  Resort Facilities - As of September 30, 2000, the Company owned and operated 12 resort hotels and a complex of villas and suites at the Walt Disney World Resort, with a total of approximately 20,300 rooms and 318,000 square feet of conference meeting space. In addition, Disney's Fort Wilderness camping and recreational area offers approximately 800 campsites and 400 wilderness homes. The resort also offers professional development programs at the Disney Institute.

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

  Disney's Wide World of Sports, which opened in 1997, is a 200-acre sports complex providing professional caliber training and competition, festival and tournament events and interactive sports activities. The complex's venues accommodate more than 30 different sporting events, including baseball, tennis, basketball, softball, track and field, football and soccer. Its 9,000-seat stadium is the spring training site for the Atlanta Braves and home to the Orlando Rays Minor League Baseball team. In addition, the Harlem Globetrotters use the facility for their official training site and holiday season games. The Amateur Athletic Union hosts more than 30 championship events per year at the facility.

  Disney Cruise Line is a cruise vacation line that includes two 85,000-ton ships, the Disney Magic and its sister ship the Disney Wonder, which sailed their maiden voyages in July 1998 and August 1999, respectively. Both ships cater to children, families and adults, with distinctly themed areas for each group. Each ship features 875 staterooms, 73% of which are outside staterooms providing guests with ocean views. Each cruise vacation includes a visit to Disney's Castaway Cay, a 1,000-acre private Bahamian island in the Abacos. The Company packages cruise vacations with visits to the Walt Disney World Resort and also offers cruise-only options aboard the Disney Wonder. On August 12, 2000, the Disney Magic changed its format to a seven-day cruise vacation, which includes stops at St. Maarten and St. Thomas as well as Castaway Cay and Nassau or Freeport.

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

  The Disney Vacation Club offers ownership interests in several resort facilities, including the 531-unit Disney Old Key West Resort and 383 units at Disney's BoardWalk Resort at the Walt Disney World Resort, a 175-unit resort in Vero Beach, Florida, and a 102-unit resort on Hilton Head Island, South Carolina. A 136-unit expansion adjacent to Disney's Wilderness Lodge is scheduled for opening in January 2001. Available units at each facility are intended to be sold under a vacation ownership plan and operated partially as rental property until sold.

  In addition, under continued development is Celebration, an innovative new town that combines architecture, education, health and technology in ways that promote a strong sense of community. Founded in 1994, Celebration is home to more than 2,500 residents, an Osceola County public school, an 18-hole public golf course, park and recreation areas and a downtown area featuring a variety of shops and restaurants.

Disneyland Resort
  The Company owns 441 acres and has under long-term lease an additional 65 acres of land in Anaheim, California. The Company also has the option to purchase an additional 5 acres of land near Disneyland. This option expires in May 2001. Disneyland, which opened in 1955, consists of eight principal areas:
Toontown, Fantasyland, Adventureland, Frontierland, Tomorrowland, New Orleans Square, Main Street and Critter Country. These areas feature themed rides and attractions, restaurants, refreshment stands and merchandise shops. A number of the Disneyland attractions are sponsored by corporate participants. The Company markets Disneyland through international, national and local advertising and promotional activities. The Company also owns and operates the 1,000-room Disneyland Hotel and the 500-room Disneyland Pacific Hotel near Disneyland.

  The Company is constructing a new theme park, Disney's California Adventure, scheduled to open February 8, 2001. The new theme park is under construction on property adjacent to Disneyland and includes three principal themed areas:
Golden State, Hollywood Pictures Backlot and Paradise Pier. These areas include rides, attractions, shows, restaurants, merchandise shops and refreshment stands. Disney's California Adventure will celebrate and pay tribute to the many attributes of the state of California. As part of the expansion of the Disneyland Resort, the Company is also building Downtown Disney, a themed 300,000-square foot complex of entertainment, dining and shopping venues, located between Disneyland park and Disney's California Adventure park. The expansion project also includes Disney's Grand Californian Hotel, a deluxe 750-room hotel located inside Disney's California Adventure park.

Disney Regional Entertainment
  Through the Disney Regional Entertainment group, the Company is developing a variety of new entertainment concepts to be located in metropolitan and suburban locations in the United States. These businesses include sports concepts, interactive entertainment venues and other operations that are based on Disney brands and creative properties.

  The ESPN Zone is a sports-themed dining and entertainment experience featuring three components: The Studio Grill, offering dining in an ESPN studio environment; the Screening Room, offering fans any game on the air in the ultimate sports viewing environment; and the Sports Arena, challenging fans with a variety of interactive and competitive attractions. In 1998, the first ESPN Zone site opened in Baltimore's Inner Harbor. Two additional locations were opened in 1999, in Chicago's River North District and New York's Times Square. In 2000, new ESPN Zones were added in Atlanta and Washington D.C. In 2001, the Company will open its sixth site in Downtown Disney at the new Anaheim Resort.

  DisneyQuest is a multi-story facility where guests of all ages are launched into a wide range of virtual, interactive adventures. In the summer of 1998, the first DisneyQuest opened in Downtown Disney at the Walt Disney World Resort. A second DisneyQuest opened in Chicago in the summer of 1999.

Tokyo Disney Resort
  The Company earns royalties on revenues generated by the Tokyo Disneyland theme park, which is owned and operated by Oriental Land Co., Ltd. (OLC), an unrelated Japanese corporation. The park, which opened in 1983, is similar in size and concept to Disneyland and is located approximately six miles from downtown Tokyo, Japan.

  In July 2000, OLC opened a 504-room Disney-branded hotel adjacent to Tokyo Disneyland, the Disney Ambassador hotel. The hotel is owned and operated by OLC under license from a Company subsidiary.

  Construction is underway on Tokyo DisneySea, the second theme park in Japan designed by Walt Disney Imagineering. Tokyo DisneySea is scheduled to open in fall 2001, together with a 502-room Disney-branded hotel and a monorail system.

  The Company is entitled to royalties from Tokyo DisneySea and the two new hotels. All construction costs for the development projects are being borne by OLC, which is also reimbursing the Company for its design, technical and operational assistance costs.

Disneyland Paris
  Disneyland Paris is located on a 4,800-acre site at Marne-la-Vallee, approximately 20 miles east of Paris, France. The existing theme park, The Magic Kingdom, which opened in 1992, features 43 attractions in its five themed lands. Seven themed hotels, with a total of approximately 5,800 rooms, are part of the resort complex, together with an entertainment center offering a variety of retail, dining and show facilities. The project was developed pursuant to a 1987 master agreement with French governmental authorities by Euro Disney S.C.A. (Euro Disney), a publicly-held French company in which the Company currently holds a 39% equity interest and which is managed by a subsidiary of the Company. The Company earns royalties on revenues earned by the Disneyland Paris theme park, as well as receives management fees from EuroDisney, which are both reported as "revenues" in the Company's Consolidated Statements of Income. The financial results of the Company's investment in Euro Disney are reported under the heading "Corporate and other activities" in the Company's Consolidated Statements of Income.

  In December 1999, the Company subscribed to approximately $91 million of an equity rights offering, maintaining its 39% interest in Euro Disney. Euro Disney stockholders approved the increase in share capital to partially finance the construction of a second theme park, Disney Studios, adjacent to the Magic Kingdom. Disney Studios is expected to open in the spring of 2002.

  Development of the site also continues with the Val d'Europe project near Disneyland Paris, which is owned by unrelated parties. As part of this development, an international shopping center was opened in October 2000. Additional construction is expected, including development of an International Business Park with a third party developer, and a second suburban rail station.

Hong Kong Disneyland
  On December 10, 1999, the Company and the Government of the Hong Kong Special Administrative Region signed a master project agreement for the development and operation of Hong Kong Disneyland. Phase I of the development, which will be located on 299 acres of land on Lantau Island, includes the Hong Kong Disneyland theme park, one or more hotels, retail outlets and a dining and entertainment complex. Subject to the Government's completion of reclamation and infrastructure by specified target dates, Hong Kong Disneyland is currently targeted to open in late calendar 2005. The master project agreement permits further phased buildout of the development under certain circumstances.

  Construction and operation of the project will be the responsibility of Hongkong International Theme Parks Limited, an entity in which the Hong Kong Government owns a 57% interest and a subsidiary of the Company owns the remaining 43%. A separate Hong Kong subsidiary of the Company is responsible for managing Hong Kong Disneyland. Based on the current exchange rate between the Hong Kong and U.S. dollars, the Company's equity contribution obligation over the next 6 years is limited to U.S.$315 million. As of September 30, 2000 the Company had invested U.S.$7 million of this amount. Once Hong Kong Disneyland commences operations, Company subsidiaries will be entitled to receive management fees and royalties from project operations in addition to the Company's equity interest.

Walt Disney Imagineering
  Walt Disney Imagineering provides master planning, real estate development, attraction and show design, engineering support, production support, project management and other development services, including research and development for the Company's operations.

Anaheim Sports, Inc.
  A Company subsidiary owns and operates a National Hockey League franchise, the Mighty Ducks of Anaheim. Anaheim Sports, Inc. provides management services to the Mighty Ducks. In addition, a Company subsidiary is the managing general partner of Anaheim Angels L.P., the holder of the Anaheim Angels Major League Baseball franchise. The Company owns a 100% general partnership interest in Anaheim Angels L.P., as a result of exercising its option to purchase the 75% of the partnership that it did not previously own during the second quarter of 1999.

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

The Disney Stores
  The Company markets Disney-related products directly through its retail facilities operated under "The Disney Store" name. These facilities are generally located in leading shopping malls and similar retail complexes. The stores carry a wide variety of Disney merchandise and promote other businesses of the Company. During fiscal 2000, the Company opened 15 new stores in the United States and Canada, 2 in Europe and 8 in the Asia-Pacific area. The total number of stores was 741 as of September 30, 2000.

Books and Magazines
  The Company has book imprints in the United States offering books for children and adults as part of the Buena Vista Publishing Group. The Company also produces several magazines, including Family Fun, Disney Adventures and Discover, a general science magazine.

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

                          WALT DISNEY INTERNET GROUP

  In 1997, the Buena Vista Internet Group was formed to consolidate and coordinate the Company's wide-ranging Internet activities. On November 18, 1998, the Company acquired 43% of Infoseek Corporation, a publicly held Internet search company. During January 1999, the Company and Infoseek together launched GO.com, an Internet portal serving as an interactive link through which people can gain access to the Internet at large, as well as every form of information, entertainment and consumer products that Disney offers through the Internet. During the third quarter of 1999, the Company's Direct Marketing business, consisting mainly of The Disney Catalog, was combined with the Buena Vista Internet Group to form the Internet and Direct Marketing business.

  On July 10, 1999, the Company entered into an Agreement and Plan of Reorganization with Infoseek to acquire the remaining interest in Infoseek that it did not already own. On November 17, 1999, the stockholders of both Infoseek and the Company approved the transaction. As a result of this approval, the Company combined its Internet and Direct Marketing operations with Infoseek to create a single Internet business, collectively referred to as GO.com, subsequently renamed Walt Disney Internet Group.

  On July 19, 2000, the Internet Group sold Ultraseek Corporation, a subsidiary that provides intranet search software, which it had acquired as part of its acquisitions of Infoseek.

  As the Internet business of The Walt Disney Company, the Internet Group manages some of the Internet's most popular Web sites. The Internet Group also includes Disney's direct marketing business, which manages merchandise sales through The Disney Catalog. The Internet Group consists of two business segments: Internet and Direct Marketing.

Internet
  Media. The Internet media business develops, publishes and distributes content for online services intended to appeal to broad consumer interest in sports, news, family and entertainment. Internet media Web sites and products include ABC.com, ABCNEWS.com, Disney.com, ESPN.com, Family.com, GO.com, Movies.com, Mr. Showbiz, Wall of Sound and Enhanced TV.

  ABC.com is the official Web site of the ABC Television Network. Since its launch in January 2000, the site's online Who Wants to Be a Millionaire game has been played more than 130 million times. ABC.com seeks to extend the experience of ABC television viewing by integrating daytime programming, such as The View and All My Children, as well as prime time programming, with background, sneak previews and video highlights of ABC programming. ABC.com also produces Oscar.com in association with the Academy of Motion Picture Arts and Sciences.

  ABCNEWS.com, a news site that draws on the knowledge and expertise of ABC News correspondents throughout the world, presents information in an innovative fashion. A recent redesign enables ABCNEWS.com to showcase the ABC Network's multimedia assets, including audio and video reports, and to provide users with an opportunity to customize their news on a local basis. ABCNEWS.com recently increased its coverage of business and financial issues with the launch of Moneyscope.

  The Company also recently launched ABCNEWS4KIDS.com, which offers news directed toward children. This Web site provides a forum for news coverage, combining articles with animation, graphics, video and sound. ABCNEWS4KIDS.com invites children to learn about current events and respond with feedback to news articles.

  Disney.com offers family entertainment content and services spanning the breadth of The Walt Disney Company, from DisneyStore.com to theme parks, Walt Disney Pictures and Radio Disney. Members of Disney's subscription service, Disney's Blast, can also access premium content such as multi-player games and Internet communication tools with built-in parental controls, and obtain discounts on merchandise.

  Disney Online International manages and publishes 19 local language Disney sites outside the United States, including www.disney.co.uk (U.K.), www.disney.jp (Japan), www.disney.co.au (Australia), and www.disneylatino.com (Latin America). Each site offers games and interactive activities and provides a focus for country-specific Disney initiatives, acting as a local language resource for non-U.S. Disney fans. In addition, Disney licenses certain premium subscription content, localized and translated into various languages, to international service providers.

  ESPN.com is a comprehensive sports news and information site. The site has pioneered a wide variety of features using innovative technology, including GameCast real-time statistics and graphics, Fantasy Leagues and Sortable Statistics. ESPN.com has plans to streamline its home page so that content will be delivered more quickly to users and also plans to introduce Page 2, a more feature- and attitude-oriented page offering a fresh look at sports which will include articles by celebrity writers not generally associated with sports writing.

  ESPN.com's international operations include Soccernet.com, a soccer site that provides soccer fans with news, views and opinions on the world's most popular sport. The site receives traffic from 176 of the 202 countries affiliated with the Federation Internationale de Football Association, soccer's world organizing body. The site offers interactivity to soccer fans via competitions, games, polls and message boards.

  Family.com is a leading online parenting resource, combining editorial content with interactive elements such as chats and bulletin boards. The site serves as a destination for information on family activities, education, meal planning, parenting advice, travel tips and the like.

  GO.com represents a user-friendly guide to the Web that features an integrated search, directory and content experience focused on maximizing a user's "free time." GO.com offers information drawn from its powerful search engine, an extensive proprietary list of user-rated sites (the GO Guides), and from content and services within the Internet Group family of sites and partner sites.

  In a split-screen design, search results provided by GO.com appear on the left-hand side of the page, while targeted services or editorial content appear on the right-hand side. The result is a search that consumers may find more targeted than findings on standard "search and directory" portals. At the same time, the design affords advertisers with targeted advertising opportunities that enable them to reach audiences with specific interests.

  Movies.com, Mr. Showbiz and Wall of Sound are entertainment content Web sites. Mr. Showbiz offers a wide range of entertainment information, while Wall of Sound is dedicated to the latest in what's happening in the music world. Movies.com was launched in May 2000 as a Web site for movie lovers, providing dedicated pages that include plot overviews, projected release dates, detailed cast and credits, production rumors, news updates and links to related official fan sites for major films in production. Movies.com also screens trailers and photo galleries, and offers assistance in finding local theater screenings.

  Enhanced TV enables television viewers to access live synchronized programming during ABC and ESPN telecasts. Accessible via the Internet, Enhanced TV is interactive, offering users customized programming options while they watch the traditional telecast. During the past twelve months, users of Enhanced TV programming were able to play Who Wants to Be a Millionaire online in sync with the popular television show, as well as interact with Sunday and Monday Night Football games televised on ESPN and ABC, respectively. Special awards shows, including the Primetime and Daytime Emmy Awards, have also proven to be popular Enhanced TV vehicles. All of these programs are designed to be complementary to the live telecast and are a step toward true "convergence" programming.

  Commerce. The Internet commerce business manages Web sites which include DisneyStore.com, DisneyVacations.com, ABC.com Store, ESPN Store Online and NASCAR Store Online. Other commerce activities include Ultraseek's intranet search software prior to the sale of Ultraseek in July 2000, Web site development and Disney Auctions.

  DisneyStore.com, the online buying resource for Disney, offers a wide selection of proprietary Disney merchandise in a user-friendly environment. The site is integrated, where appropriate, with The Disney Store and The Disney Catalog in terms of design, products and marketing efforts.

  DisneyVacations.com is the online home to many Disney vacation destinations and services, including Disneyland, Walt Disney World, Disneyland Paris, Tokyo Disneyland, Disney Cruise Line, DisneyQuest and Disney Vacation Club. Visitors to the site are able to purchase vacation packages and park passes and book flights and rental cars for destinations.

  ABC.com Store, which launched in December 1999, offers merchandise from ABC's most popular programming, including ABC Daytime, Who Wants to Be a Millionaire and primetime specials. Visitors can also purchase CDs, books and videos related to their favorite ABC shows and specials. The site features several mini-stores - the Millionaire Store, ABC Soap Store, The View Store and the ABC General Store.

  Through Disney Auctions, the Internet Group, in partnership with eBay, offers consumers the opportunity to purchase authentic Disney memorabilia sourced directly from business units of the Company. Auction items include current and vintage, one-of-a-kind and rare Disney products, such as the original Disneyland Park sign, an Autopia ride car from the Company's theme parks and authentic documents signed by Walt Disney.

  Disney.com, Disney Online International and ABC.com provide Web site development and management services to businesses affiliated with the Company that seek to develop such sites. For such services, the Internet Group is compensated on the basis of actual costs plus a margin of 10%.

  In September 2000, ESPN introduced the ESPN.com Mall, replacing the former ESPN Store Online, which ceased operations during 2000. ESPN.com Mall offers online sports enthusiasts the opportunity to purchase merchandise from a variety of sports retailers, including Nike and FanBuzz.

Direct Marketing
  The Direct Marketing business operates The Disney Catalog, which markets Disney-themed merchandise through the direct mail channel. Catalog offerings include merchandise developed exclusively for The Disney Catalog and DisneyStore.com, as well as products from The Disney Store, other internal Disney units and Disney licensees. The Disney Catalog also operates its own retail outlet stores for the purpose of selling overstock merchandise.

Principal Revenue Streams
  The Internet Group derives revenue from four principal revenue streams: advertising and sponsorship, subscription, licensing and commerce.

  Advertising and Sponsorship. These revenues are derived primarily from the sale of advertisements on the Internet Group's Web sites, which consist principally of banner advertisements, other on-site promotional and marketing placements and promotional sponsorships. Advertising contracts are primarily sold as "run of site" contracts under which a customer is guaranteed a number of impressions across multiple Internet Group Web sites or as "targeted" contracts where the customer purchases a specified number of impressions on a specified area, Web site or service. Revenue is also derived from sponsorship agreements, pursuant to which customers are granted specific placement within Web "programming," including possible co-branded content placement in "mini-sites." Additional revenue is derived from revenue sharing for links to e-commerce partners.

  During September 2000, the Internet Group launched several new advertising and branding opportunities for its marketing partners. Across several of its Web sites, advertisers can now obtain the "Big Impression Ad," a more prominent and well-positioned advertising box that is 30 percent larger than current standard Web banners and other Internet advertisements. The Big Impression Ad is currently showcased on ESPN.com, GO.com and ABC.com and is scheduled to be launched on

ABCNEWS.com and Family.com by December 2000. The Big Impression Ad will be incorporated into the Internet Group's other sites throughout fiscal 2001. It offers the Internet Group's marketing partners a better means of targeting their messages and an improved branding opportunity.

  The Internet Group has begun participating in the traditional television network up-front marketplace and has sold approximately $30 million in Internet advertising which it expects to fulfill and recognize as revenue during fiscal 2001. A growing percentage of transactions are being structured as integrated advertising agreements that combine traditional offline and Internet online media services. One of the Internet Group's key strengths is its ability to attract traditional media partners to purchase placement on its branded Web sites, leveraging long-standing relationships and ties with promotional partners of the Company. The Internet Group believes that the reach of its Web sites and targeted demographics of its Web audience provide attractive advertising and sponsorship opportunities.

  Subscription. The depth and breadth of the Internet Group Web sites and the strength of its brands provide an opportunity to "upsell" customers to premium services. For a monthly or yearly subscription fee, Disney.com offers Disney's Blast, an Internet service for children and families that is one of the leading subscription services on the Internet. Similarly, ESPN.com offers the premium subscription service, ESPN Insider, along with sports fantasy leagues in all major sports. These subscription services provide opportunities for the Internet Group to extend its relationships with its customers while also providing a supplemental, recurring revenue stream.

  Internationally, the Internet Group provides subscription content to users of NTT DoCoMo's i-mode wireless Internet platform, which is accessed by approximately 10 million wireless phone customers in Japan. The Internet Group's relationship with NTT DoCoMo is a component of the Company's larger business strategy to distribute content to consumers globally.

  Licensing. One of the Internet Group's strategic directives is to seek distribution of all of its branded content and services, and the Company has a strategy in place to align with a wide variety of industry partners. In the wireless space, content and services from ABCNEWS.com, ESPN.com, Movies.com and GO.com are offered on many types of wireless devices, including smart phones, hand-held devices and laptop computers. AT&T, Verizon, Point Click, Valu Page, 3Com and Intel Internet appliances carry content from the Internet Group's news, sports, entertainment and family properties on their wireless services. Internet Group content is also featured on Net Zero, Earthlink and MSN, leading information service providers.

  A cornerstone of this effort has been licensing Disney's Blast, a premium content family Web site, to leading global information service providers. Disney's Blast, one of the most widely syndicated entertainment content sources for kids and families in the world, is now available in nine countries worldwide and is scheduled to be available in 11 more countries by the end of 2001. Disney's Blast is carried by Telefonica via Terra Networks in three Latin American countries, as well as in Spain, and is scheduled to be launched in seven additional Latin American countries by the end of 2001. Other European information service providers carrying Disney's Blast are Planet Kids, part of NTL in the U.K., and Club Internet, part of T-Online in France. Disney's Blast is fully localized for the relevant territory and supported by joint marketing and promotional activity with the licensee, utilizing Disney's local offline assets.

  Commerce. The broad range of Disney-branded products, combined with the end-to-end fulfillment capability of The Disney Catalog, positions the Internet Group to participate in vertically integrated e-commerce. The Internet Group's commerce sites focus on merchandise and travel-related products and services related to the Company's ABC, Disney and ESPN brands.

Intellectual Property
  The Internet Group has licenses to use Disney's intellectual property in the conduct of its business. In addition, the Internet Group relies on industry standard architecture and Internet protocol technology to distribute its content on the World Wide Web and licenses certain commercially available technology and hardware to operate its sites. The Internet Group has also entered into certain licenses for back-end technology related to its e-commerce platform, community applications and Web development.

Competitive Position
  The Internet Group competes in a new and rapidly evolving marketplace for Internet products, content and services. The Internet business consists of a combination of Web sites that offer content, commerce and services, and faces intense competition in each of these areas. The Internet Group competes for users, advertisers and customers with general news Web sites, general-purpose online service providers, browser/software companies offering information services and large general-interest Web sites, as well as with traditional media content businesses, such as newspapers, magazines, radio and television, and brick-and-mortar retailers. Leading Internet companies with which the Internet Group competes include the following:

  .  Portal category: Yahoo!, Excite@Home and Lycos;

  .  News category: cnn.com and msnbc.com;

  .  Sports category: CBS Sportsline.com, CNN/SI and Yahoo Sports;

  .  Children and Families category: iVillage and Nick.com;

  .  Entertainment category: Warner Bros. Online and Sony Online; and

  .  Network category: NBCi , CBS.com, soapoperadigest.com and E! Online.

  In order to successfully compete and attract users, advertisers, customers and strategic partners, the Internet Group must provide high quality, engaging content in a timely and cost effective manner and must expand and develop new content areas, services and products. The business is now focused on areas where management believes the Internet Group can lead, realize substantial operating margins over the long-term and leverage the significant assets of the Company. Additionally, the Internet Group's success depends heavily upon its exclusive technology, brand names and Internet domain names, and its business could suffer if it is unable to protect this intellectual property.

  Traffic originating from links existing on other Web sites, directories and navigational tools managed by Internet service providers and Web browser companies comprises an important segment of the overall traffic on the Internet Group's Web sites. These linking arrangements are generally short-term contracts and/or can be terminated with short notice, and there is intense competition for these types of linking arrangements. For revenue growth, the Internet business depends on increased acceptance and use of the Internet, intranets and other interactive online platforms as sources of information, entertainment and sale of goods and services.

  The Internet Group depends on media advertising as a significant source of its revenue. Most of the Internet Group's advertising and licensing contracts are short-term. Internet media revenues are influenced by advertiser demand and visitor traffic. Internet commerce and Direct Marketing revenues fluctuate with seasonal consumer purchasing behavior, with a significant portion of annual revenues generated in the first fiscal quarter. The Internet Group's commerce sales are dependent upon its ability to offer customers sufficient quantities of products in a timely manner and at competitive prices.

ITEM 2. Properties

  The Walt Disney World Resort, Disneyland Park and other properties of the Company and its subsidiaries are described in Item 1 under the caption Parks and Resorts. Film library properties are described in Item 1 under the caption Studio Entertainment. Radio and television stations owned by the Company are described under the caption Media Networks.

  A subsidiary of the Company owns approximately 51 acres of land in Burbank, California, on which the Company's studios and executive offices are located. The studio facilities are used for the production of both live-action and animated motion pictures and television products. In addition, Company subsidiaries lease office and warehouse space for certain studio and corporate activities. The Company completed construction of a 397,000 square-foot office building in Burbank, California, in November 2000. Other owned properties include a 400,000 square-foot office building in Burbank, California, which is used for the Company's operations.

  A subsidiary of the Company owns approximately 2.5 million square feet of office and warehouse buildings on approximately 113 acres in Glendale, California. The buildings are used for the Company's operations and also contain space leased to third parties. The Company completed construction of a 142,000 square-foot broadcast facility for KABC-TV in December 2000. In addition, a subsidiary of the Company has an option to acquire six additional acres in Glendale, California. This option expires in 2015.

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

  A U.K. subsidiary of the Company owns buildings on a four-acre parcel under long-term lease in London, England. The mixed-use development consists of office space occupied by subsidiary operations, a building available for third party occupancy and retail space. Company subsidiaries also lease office space in other parts of Europe and in Asia and Latin America.

  The Disney Stores and Disney Regional Entertainment lease retail space for their operations. The Walt Disney Internet Group leases office, warehouse and retail outlet space for their operations.

ITEM 3. Legal Proceedings

  The Company, together with, in some instances, certain of its directors and officers, is a defendant or co-defendant in various legal actions involving copyright, breach of contract and various other claims incident to the conduct of its businesses. Management does not expect the Company to suffer any material liability by reason of such actions.

  In re The Walt Disney Company Derivative Litigation. William and Geraldine Brehm and 13 other individuals filed an amended and consolidated complaint on May 28, 1997 in the Delaware Court of Chancery seeking, among other things, a declaratory judgment against each of the Company's directors as of December 1996 that the Company's 1995 employment agreement with its former president, Michael S. Ovitz, was void, or alternatively that Mr. Ovitz's termination should be deemed a termination "for cause" and any severance payments to him forfeited. On October 8, 1998, the Delaware Court of Chancery dismissed all counts of the amended complaint. Plaintiffs appealed, and on February 9, 2000, the Supreme Court of Delaware affirmed the dismissal but ruled also that plaintiffs should be permitted to file an amended complaint in accordance with the Court's opinion. Subsequently, plaintiffs have taken preparatory steps toward such a filing.

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

  All Pro Sports Camps, Inc., Nicholas Stracick and Edward Russell v. Walt Disney Company, Walt Disney World Co., Disney Development Company and Steven
B. Wilson. On January 8, 1997, the plaintiff entity and two of its principals or former principals filed a lawsuit against the Company, two of its subsidiaries and a former employee in the Circuit Court for Orange County, Florida. The plaintiffs asserted that the defendants had misappropriated from them the concept used for the Disney's Wide World of Sports complex at the Walt Disney World Resort. On August 11, 2000, a jury returned a verdict against the Company and its two subsidiaries in the amount of $240 million. Subsequently, the Court awarded plaintiffs an additional $100.00 in exemplary damages based on particular findings by the jury. The Company intends to challenge the judgment by way of appeal and believes that there are substantial grounds for complete reversal or reduction of the verdict.

  Management believes that it is not currently possible to estimate the impact, if any, that the ultimate resolution of these matters will have on the Company's results of operations, financial position or cash flows.

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

  At September 30, 2000, the executive officers of the Company were as follows:

                                                                                        Executive
                                                                                         Officer
       Name         Age                              Title                                Since
------------------  --- --------------------------------------------------------------- ---------
Michael D. Eisner   58  Chairman of the Board and Chief Executive Officer                 1984
Roy E. Disney       70  Vice Chairman of the Board                                        1984
Sanford M. Litvack  64  Vice Chairman of the Board /1/                                    1991
Robert A. Iger      49  President and Chief Operating Officer /2/                         2000
Peter E. Murphy     37  Senior Executive Vice President and Chief Strategic Officer /3/   1998
Thomas O. Staggs    39  Senior Executive Vice President and Chief Financial Officer /4/   1998
Louis M. Meisinger  58  Executive Vice President and General Counsel /5/                  1998

--------
1 Mr. Litvack resigned from his position as Vice Chairman of the Board effective December 31, 2000, although he will continue as an employee of the Company on a part-time basis.
2 Mr. Iger was appointed to his present position in January 2000, having served (from February 1999 until January 2000) as President of Walt Disney International and Chairman of the ABC Group. Mr. Iger previously held a number of increasingly responsible positions at ABC, Inc. and its predecessor Capital Cities/ABC, Inc., culminating in service as President and Chief Operating Officer of ABC, Inc. from 1994 to 1999.
3 Mr. Murphy joined the Company's strategic planning operation in 1988 and was named Senior Vice President-Strategic Planning and Development of the Company in 1995. From August 1997 to May 1998 he served as Chief Financial Officer of ABC, Inc. In May 1998 he was named Executive Vice President and Chief Strategic Officer. In October 1999, Mr. Murphy was promoted to Senior Executive Vice President.
4 Mr. Staggs joined the Company's strategic planning operation in 1990 and was named Senior Vice President-Strategic Planning and Development of the Company in 1995. In May 1998, he was named Executive Vice President and Chief Financial Officer. In October 1999, Mr. Staggs was promoted to Senior Executive Vice President.
5 Mr. Meisinger was named Executive Vice President and General Counsel of the Company in July 1998. Prior to joining the Company, he was a senior partner with the law firm of Troop, Meisinger, Steuber & Pasich in Los Angeles, California, a firm he co-founded in 1975. Mr. Meisinger specialized in the litigation of complex entertainment, commercial and securities matters.

                                    PART II

ITEM 5. Market for the Company's Common Stock and Related Stockholder Matters

  The Company has two classes of common stock: Disney common stock and Walt Disney Internet Group common stock, which are listed on the New York and Pacific stock exchanges (NYSE symbols DIS and DIG, respectively).

                                                        Sales Price
                                            ------------------------------------
                                                                  Walt Disney
                                               Disney(/1/)      Internet Group
                                            ------------------ -----------------
                                              High      Low      High      Low
                                            -------- --------- --------- -------
      2000
     4th Quarter........................... $42 1/2  $35 3/4   $16 3/8   $ 9 1/2
     3rd Quarter...........................  43 5/8   38 3/4    18 15/16  11 1/8
     2nd Quarter...........................  41 3/4   29 7/8    32        19 3/4
     1st Quarter...........................  29 5/16  23 1/2    35 7/16   21 7/8

      1999
     4th Quarter........................... $30      $25 1/2
     3rd Quarter...........................  35 7/16  28 13/16
     2nd Quarter...........................  38       29 9/16
     1st Quarter...........................  33 9/16  23 1/2

--------
(1) First quarter per share market data for the period October 1, 1999 through November 17, 1999 represents the activity of The Walt Disney Company common stock. Effective November 18, 1999, The Walt Disney Company common stock was reclassified as Disney common stock and Walt Disney Internet Group common stock was issued to reflect the performance of the Company's Internet and direct marketing businesses.

  The Company declared a fourth quarter dividend of $0.21 per Disney share on November 4, 1999 related to fiscal 1999. The Company declared a fourth quarter dividend of $0.21 per Disney share on November 28, 2000 related to fiscal 2000.

  As of September 30, 2000, the approximate number of record holders of Disney common stock and Walt Disney Internet Group common stock was 882,000 and 1,000, respectively.

ITEM 6. Selected Financial Data

(In millions, except per share data)

                             2000(/2/) 1999(/3/) 1998(/4/) 1997(/5/) 1996(/6/)
                             --------- --------- --------- --------- ---------
Statements of income
 Revenues                     $25,402   $23,435   $22,976   $22,473  $ 18,739
 Operating income               3,244     3,477     4,015     4,447     3,033
 Net income                       920     1,300     1,850     1,966     1,214
Per share--(/1/)
 Disney
  Attributed earnings
   Diluted                    $  0.57   $  0.62   $  0.89   $  0.95  $   0.65
   Basic                         0.58      0.63      0.91      0.97      0.66
  Dividends(/7/)                 0.21      0.21      0.20      0.17      0.14
 Internet Group
  Attributed earnings--basic
   and diluted                $ (6.18)      n/a       n/a       n/a       n/a
Balance sheets
 Total assets                 $45,027   $43,679   $41,378   $38,497  $ 37,341
 Borrowings                     9,461    11,693    11,685    11,068    12,342
 Stockholders' equity          24,100    20,975    19,388    17,285    16,086
Statements of cash flows
 Cash provided by operations  $ 6,434   $ 5,588   $ 5,115   $ 5,099  $  3,707
 Investing activities          (3,770)   (5,310)   (5,665)   (3,936)  (12,546)
 Financing activities          (2,236)        9       360    (1,124)    8,040

--------
(1) The earnings and dividends per share have been adjusted to give effect to the three-for-one split of Disney's common shares effective June 1998. See
    Note 9 to the Consolidated Financial Statements. Disney and the Internet Group are classes of common stock of The Walt Disney Company. Income attributed to either class of stock should be reviewed in conjunction with the consolidated results of operations for The Walt Disney Company presented elsewhere herein.
(2) The 2000 results include pre-tax gains from the sale of Fairchild Publications ($243 million), Eurosport ($93 million) and Ultraseek ($153 million). See Note 2 to the Consolidated Financial Statements. The diluted earnings per Disney share impact of these items were $0.00, $0.02 and $0.01, respectively. The gain on the sale of Ultraseek had an impact of $0.25 on diluted earnings per Internet Group share.
(3) The 1999 results include a gain from the sale of Starwave Corporation of $345 million, Equity in Infoseek loss of $322 million and restructuring charges of $132 million. See Notes 2 and 15 to the Consolidated Financial Statements. The diluted earnings per Disney share impact of these items were $0.10, ($0.09) and ($0.04), respectively.
(4) The 1998 results include a $64 million restructuring charge. The diluted earnings per Disney share impact of the charge was $0.02.
(5) The 1997 results include a $135 million gain from the sale of KCAL-TV. The diluted earnings per Disney share impact of the gain was $0.04.
(6) The 1996 results include a $300 million non-cash charge for the implementation of SFAS 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and a $225 million charge for costs related to the acquisition of ABC. The diluted earnings per Disney share impacts of these charges were $0.10 and $0.07, respectively.
(7) The 2000 dividend was declared on November 28, 2000, to be paid on December 22, 2000, to holders of record as of December 8, 2000. See Note 9 to the Consolidated Financial Statements.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  For information required by Item 7, refer to:

  "The Walt Disney Company Consolidated Financial Information" filed as part of this document in Annex I and

  "Walt Disney Internet Group Combined Financial Information" filed as part of this document in Annex II.

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

  The Company's objective in managing exposure to foreign currency fluctuations is to reduce earnings and cash flow volatility associated with foreign exchange rate changes in order to allow management to focus on core business issues and challenges. Accordingly, the Company enters into various contracts that change in value as foreign exchange rates change to protect the value of its existing foreign currency assets, liabilities, commitments and anticipated foreign currency revenues. The Company uses option strategies that provide for the sale of foreign currencies to hedge probable, but not firmly committed, revenues. The principal currencies hedged are the Japanese yen, European euro, Australian dollar, British pound and Canadian dollar. The Company also uses forward contracts to hedge foreign currency assets and liabilities in the same principal currencies. By policy, the Company maintains hedge coverage between minimum and maximum percentages of its anticipated foreign exchange exposures for periods not to exceed five years. The gains and losses on these contracts offset changes in the value of the related exposures.

  In addition, the Company uses various financial instruments to minimize the exposure to changes in fair market value of certain of its investments in debt and equity securities.

  It is the Company's policy to enter into foreign currency and interest rate transactions and other financial instruments only to the extent considered necessary to meet its objectives as stated above. The Company does not enter into these transactions for speculative purposes.

Value at Risk
  The Company utilizes a "Value-at-Risk" (VAR) model to determine the maximum potential one-day loss in the fair value of its interest rate, foreign exchange and qualifying equity sensitive financial instruments. The VAR model estimates were made assuming normal market conditions and a 95% confidence level. Various modeling techniques can be used in the VAR computation. The Company's computations are based on the interrelationships between movements in various currencies and interest rates (a "variance/co-variance" technique). These interrelationships were determined by observing interest rate, foreign currency and equity market changes over the preceding quarter for the calculation of VAR amounts at year-end and over each of the four quarters for the calculation of average VAR amounts during the year. The model includes all of the Company's debt as well as all interest rate and foreign exchange derivative contracts and qualifying equity investments. The values of foreign exchange options do not change on a one-to-one basis with the underlying currencies, as exchange rates vary. Therefore, the hedge coverage assumed to be obtained from each option has been adjusted to reflect its respective sensitivity to changes in currency values. Anticipated transactions, firm commitments and receivables and accounts payable denominated in foreign currencies, which certain of these instruments are intended to hedge, were excluded from the model.

  The VAR model is a risk analysis tool and does not purport to represent actual losses in fair value that will be incurred by the Company, nor does it consider the potential effect of favorable changes in market factors. (See
Note 13 to the Consolidated Financial Statements regarding the Company's financial instruments at September 30, 2000 and 1999.)

  The estimated maximum potential one-day loss in fair value, calculated using the VAR model, follows (unaudited, in millions):

                               Interest
                                 Rate      Currency     Equity
                               Sensitive   Sensitive   Sensitive
                               Financial   Financial   Financial  Combined
                              Instruments Instruments Instruments Portfolio
---------------------------------------------------------------------------
VAR as of September 30, 2000      $ 5         $21         $14        $20

Average VAR during the year
 ended September 30, 2000         $ 8         $17         $ 8        $19

ITEM 8. Financial Statements and Supplementary Data

  For information required by Item 8, refer to:

  "The Walt Disney Company Consolidated Financial Information" filed as part of this document in Annex I and

  "Walt Disney Internet Group Combined Financial Information" filed as part of this document in Annex II.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None.

                                   PART III

ITEM 10. Directors and Executive Officers of the Company

Directors
  Information regarding directors appearing under the caption "Election of Directors" in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders (the 2001 Proxy Statement) is hereby incorporated by reference.

  Information regarding executive officers is included in Part I of this Form 10-K as permitted by General Instruction G(3).

ITEM 11. Executive Compensation

  Information appearing under the captions "How are directors compensated?" and "Executive Compensation" in the 2001 Proxy Statement is hereby incorporated by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

  Information setting forth the security ownership of certain beneficial owners and management appearing under the caption "Stock Ownership" in the 2001 Proxy Statement is hereby incorporated by reference.

ITEM 13. Certain Relationships and Related Transactions

  Information regarding certain related transactions appearing under the caption "Certain Relationships and Related Transactions" in the 2001 Proxy Statement is hereby incorporated by reference.

                                    PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Exhibits and Financial Statements and Schedules

  (1) Financial Statements and Schedules

    See Indices to Financial Statements and Supplemental Data in Annex I and II.

  (2) Exhibits

    The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

                          Exhibit                           Location
                          -------                           --------
     3(a)  Amended and Restated Certificate of   Annex C to the Joint Proxy
           Incorporation of the Company           Statement/ Prospectus
                                                  included in the Registration
                                                  Statement on Form S-4 (No.
                                                  333-88105) of the Company,
                                                  filed Sept. 30, 1999
     3(b)  Bylaws of the Company                 Exhibit 3 to the Form 10-Q of
                                                  the Company for the period
                                                  ended Mar. 30, 2000
     4(a)  Form of Registration Rights Agreement Exhibit B to Exhibit 2.1 to
           entered into or to be entered into     the Current Report on Form
           with certain stockholders              8-K of Disney Enterprises,
                                                  Inc. ("DEI"), dated July 31,
                                                  1995
     4(b)  Five-Year Credit Agreement, dated as  Filed herewith of Mar. 8, 2000
     4(c)  Indenture, dated as of Nov. 30, 1990, Exhibit 2 to the Current
           between DEI and Bankers Trust          Report on Form 8-K of DEI,
           Company, as Trustee                    dated Jan. 14, 1991
     4(d)  Indenture, dated as of Mar. 7, 1996,  Exhibit 4.1(a) to the Current
           between the Company and Citibank,      Report on Form 8-K of the
           N.A., as Trustee                       Company, dated Mar. 7, 1996
     4(e)  Other long-term borrowing instruments
           are omitted pursuant to Item 601(b)
           (4) (iii) of Regulation S-K. The
           Company undertakes to furnish copies
           of such instruments to the Commission
           upon request.
     10(a) (i) Agreement on the Creation and the Exhibits 10(b) and 10(a),
           Operation of Euro Disneyland en        respectively, to the Current
           France, dated Mar. 25, 1987, and (ii)  Report on Form 8-K of DEI,
           Letter relating thereto of the         dated Apr. 4, 1987
           Chairman of Disney Enterprises, Inc.,
           dated Mar. 24, 1987
     10(b) Composite Limited Recourse Financing  Exhibit 10(b) to the 1997
           Facility Agreement, dated as of Apr.   form 10-K of the Company
           27, 1988, between DEI and TDL Funding
           Company, as amended
     10(c) Employment Agreement, dated June 29,  Exhibit 10(a) to the Form 10-
           2000, between the Company and Michael  Q of the Company for the
           D. Eisner                              period ended June 30, 2000
     10(d) Employment Agreement, dated Jan. 24,  Exhibit 10 to the Form 10-Q
           2000, between the Company and          of the Company for the
           Robert A. Iger                         period ended Mar. 30, 2000

                          Exhibit                           Location
                          -------                           --------
     10(e) Employment Agreement, dated as of     Filed herewith
           Jan. 1, 2001, between the Company and
           Sanford M. Litvack, together with
           Life Insurance and Key Plan
           agreements ancillary thereto
     10(f) Form of Indemnification Agreement for Annex C to the Proxy
           certain officers and directors         Statement for the 1988
                                                  Annual Meeting of DEI
     10(g) 1995 Stock Option Plan for Non-       Exhibit 20 to the Form S-8
           Employee Directors                     Registration Statement (No.
                                                  33-57811) of DEI, dated Feb.
                                                  23, 1995
     10(h) Amended and Restated 1990 Stock       Appendix B-2 to the Joint
           Incentive Plan and Rules               Proxy Statement/Prospectus
                                                  included in the Form S-4
                                                  Registration Statement
                                                  (No. 33-64141) of DEI, dated
                                                  Nov. 13, 1995
     10(i) Amended and Restated 1995 Stock       Annex E to the Joint Proxy
           Incentive Plan and Rules               Statement/Prospectus
                                                  included in the Registration
                                                  Statement on Form S-4
                                                  (No. 333-88105) of the
                                                  Company, dated Sept. 30,
                                                  1999
     10(j) (i) 1987 Stock Incentive Plan and     Exhibits 1(a), 1(b), 2(a),
           Rules, (ii) 1984 Stock Incentive Plan  2(b), 3(a) and 3(b),
           and Rules and (iii) 1981 Incentive     respectively, to the
           Plan and Rules                         Prospectus contained in the
                                                  Form S-8 Registration
                                                  Statement (No. 33-26106) of
                                                  DEI, dated Dec. 20, 1988
     10(k) Contingent Stock Award Rules under    Exhibit 10(t) to the 1986
           DEI's 1984 Stock Incentive Plan        Form 10-K of DEI
     10(l) Amendment, dated June 26, 2000, to    Exhibit 10(b) to the Form 10-
           the Company's Stock Incentive Plans    Q of the Company for the
                                                  period ended June 30, 2000
     10(m) Bonus Performance Plan for Executive  Exhibit 10(1) to the 1998
           Officers                               Form 10-K of the Company
     10(n) Performance-Based Compensation Plan   Included in the Proxy
           for the Company's Chief Executive      Statement dated Jan. 9,
           Officer                                1997, for the 1997 Annual
                                                  Meeting of the Company
     10(o) 1997 Non-Employee Directors Stock and Exhibit 4.3 to the Form S-8
           Deferred Compensation Plan             Registration Statement (No.
                                                  333-31012) of the Company,
                                                  dated Feb. 24, 2000
     10(p) Key Employees Deferred Compensation   Exhibit 10(p) to the 1997
           and Retirement Plan                    Form 10-K of the Company
     10(q) Group Personal Excess Liability       Exhibit 10(x) to the 1997
           Insurance Plan                         Form 10-K of the Company
     10(r) Family Income Assurance Plan (summary Exhibit 10(y) to the 1997
           description)                           Form 10-K of the Company
     10(s) Disney Salaried Savings and           Exhibit 10(s) to the 1995
           Investment Plan                        Form 10-K of DEI
     10(t) (i) First Amendment and (ii) Second   Exhibits 10(r) and 10(s),
           Amendment to the Disney Salaried       respectively, to the 1997
           Savings and Investment Plan            Form 10-K of the Company
     10(u) ABC, Inc. Savings & Investment Plan,  Exhibit 10(t) to the 1998
           as amended                             Form 10-K of the Company
     10(v) Employee Stock Option Plan of Capital Exhibit 10(f) to the 1992
           Cities/ABC, Inc., as amended           Form 10-K of Capital
                                                  Cities/ABC, Inc.

                          Exhibit                          Location
                          -------                          --------
     10(w) 1991 Stock Option Plan of Capital     Exhibit 6(a)(i) to the Form
           Cities/ABC, Inc., as amended           10-Q of the Company for the
                                                  period ended Mar. 31, 1996
     21    Subsidiaries of the Company           Filed herewith
     23    Consents of PricewaterhouseCoopers    Included herein at pages I-
           LLP and Ernst & Young LLP              17, II-10 and II-11.
     27    Financial Data Schedule               Filed herewith
     28(a) Financial statements of the Disney    Included in the Form 10-K/A
           Salaried Savings and Investment Plan   of the Company, dated June
           for the year ended Dec. 31, 1999       28, 2000
     28(b) Financial statements of the ABC       Included in the Form 10-K/A
           Salaried Savings and Investment Plan   of the Company, dated June
           for the year ended Dec. 31, 1999       28, 2000

(b) Reports on Form 8-K

  None.

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

                                         THE WALT DISNEY COMPANY
                          -----------------------------------------------------
                                              (Registrant)

Date: December 20, 2000   By:               MICHAEL D. EISNER
                          -----------------------------------------------------
                           (Michael D. Eisner, Chairman of the Board and Chief
                                           Executive Officer)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                           Title                    Date
             ---------                           -----                    ----

Principal Executive Officer          Chairman of the Board and
MICHAEL D. EISNER                    Chief Executive Officer        December 20, 2000
____________________________________
(Michael D. Eisner)

Principal Financial and Accounting   Senior Executive Vice
Officers                             President
THOMAS O. STAGGS                     and Chief Financial Officer    December 20, 2000
____________________________________
(Thomas O. Staggs)

                                     Senior Vice President -
JOHN J. GARAND                       Planning and Control           December 20, 2000
____________________________________
(John J. Garand)

Directors
REVETA F. BOWERS                     Director                       December 20, 2000
____________________________________
(Reveta F. Bowers)

JOHN E. BRYSON                       Director                       December 20, 2000
____________________________________
(John E. Bryson)

ROY E. DISNEY                        Director                       December 20, 2000
____________________________________
(Roy E. Disney)

MICHAEL D. EISNER                    Director                       December 20, 2000
____________________________________
(Michael D. Eisner)

JUDITH L. ESTRIN                     Director                       December 20, 2000
____________________________________
(Judith L. Estrin)

STANLEY P. GOLD                      Director                       December 20, 2000
____________________________________
(Stanley P. Gold)

SANFORD M. LITVACK                   Director                       December 20, 2000
____________________________________
(Sanford M. Litvack)

             Signature                           Title                    Date
             ---------                           -----                    ----

IGNACIO E. LOZANO, JR.               Director                      December 20, 2000
____________________________________
(Ignacio E. Lozano, Jr.)

MONICA C. LOZANO                     Director                      December 20, 2000
____________________________________
(Monica C. Lozano)

GEORGE J. MITCHELL                   Director                      December 20, 2000
____________________________________
(George J. Mitchell)

THOMAS S. MURPHY                     Director                      December 20, 2000
____________________________________
(Thomas S. Murphy)

LEO J. O'DONOVAN, S.J.               Director                      December 20, 2000
____________________________________
(Leo J. O'Donovan, S.J.)

SIDNEY POITIER                       Director                      December 20, 2000
____________________________________
(Sidney Poitier)

IRWIN E. RUSSELL                     Director                      December 20, 2000
____________________________________
(Irwin E. Russell)

ROBERT A.M. STERN                    Director                      December 20, 2000
____________________________________
(Robert A.M. Stern)

ANDREA L. VAN DE KAMP                Director                      December 20, 2000
____________________________________
(Andrea L. Van de Kamp)

RAYMOND L. WATSON                    Director                      December 20, 2000
____________________________________
(Raymond L. Watson)

GARY L. WILSON                       Director                      December 20, 2000
____________________________________
(Gary L. Wilson)

                                                                        ANNEX I

                       [LOGO OF THE WALT DISNEY COMPANY]

                            THE WALT DISNEY COMPANY

                      CONSOLIDATED FINANCIAL INFORMATION

                                                                        ANNEX I

                            THE WALT DISNEY COMPANY

 ITEM 7. Management's Discussion and Analysis of Financial Condition and
          Results of Operations..........................................   I-1

 ITEM 8. Consolidated Financial Information of The Walt Disney Company

         Report of Independent Accountants and Consent of Independent
          Accountants....................................................  I-17

         Consolidated Statements of Income for the Years Ended September
          30, 2000, 1999 and 1998........................................  I-18

         Consolidated Balance Sheets as of September 30, 2000 and 1999...  I-19

         Consolidated Statements of Cash Flows for the Years Ended
          September 30, 2000, 1999 and 1998..............................  I-20

         Consolidated Statements of Stockholders' Equity for the Years
          Ended September 30, 2000, 1999 and 1998........................  I-21

         Notes to Consolidated Financial Statements......................  I-22

         Quarterly Financial Summary.....................................  I-49

Schedules other than those listed above are omitted for the reason that they are not applicable or the required information is included in the financial statements or notes.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

  On November 4, 1999, the Company sold Fairchild Publications, which was acquired with its 1996 acquisition of ABC, Inc. The sale resulted in a pre-tax gain of $243 million. Income taxes on the transaction largely offset the pre-tax gain. On November 17, 1999, stockholders of the Company and Infoseek approved the Company's acquisition of the remaining interest in Infoseek that the Company did not already own (see Note 2 to the Consolidated Financial Statements). To enhance comparability, certain information for fiscal 2000 and 1999 is presented on a pro forma basis, which assumes that these events had occurred at the beginning of fiscal 1999. The pro forma results are not necessarily indicative of the consolidated results that would have occurred had these events actually occurred at the beginning of fiscal 1999, nor are they necessarily indicative of future results. The pro forma results include gains on the sales of Ultraseek of $153 million and Eurosport of $93 million (see Note 2 to the Consolidated Financial Statements).

  Pro forma operating income excludes charges for purchased in-process research and development costs of $23 million and $73 million for the years ended September 30, 2000 and 1999.

                              CONSOLIDATED RESULTS
                      (In millions, except per share data)

                           Pro Forma (unaudited)           As Reported
                           ------------------------  -------------------------
                                               %
                            2000     1999    Change   2000     1999     1998
                           -------  -------  ------  -------  -------  -------
Revenues:
  Media Networks           $ 9,615  $ 7,970    21 %  $ 9,615  $ 7,970  $ 7,433
  Studio Entertainment       5,994    6,166    (3)%    5,994    6,166    6,586
  Parks & Resorts            6,803    6,139    11 %    6,803    6,139    5,532
  Consumer Products          2,608    2,777    (6)%    2,622    2,954    3,165
  Internet Group               392      348    13 %      368      206      260
                           -------  -------          -------  -------  -------
   Total                   $25,412  $23,400     9 %  $25,402  $23,435  $22,976
                           =======  =======          =======  =======  =======
Operating income:(/1/)
  Media Networks           $ 2,298  $ 1,580    45 %  $ 2,298  $ 1,580  $ 1,757
  Studio Entertainment         110      154   (29)%      110      154      749
  Parks & Resorts            1,620    1,479    10 %    1,620    1,479    1,288
  Consumer Products            454      567   (20)%      455      600      810
  Internet Group              (396)    (208)  (90)%     (402)     (93)     (94)
  Amortization of
   intangible assets        (1,351)  (1,362)    1 %   (1,233)    (456)    (431)
                           -------  -------          -------  -------  -------
                             2,735    2,210    24 %    2,848    3,264    4,079
  Restructuring charges        --      (132)  n/m        --      (132)     (64)
  Gain on sale of
   Ultraseek                   153      --    n/m        153      --       --
  Gain on sale of
   Fairchild                   --       --               243      --       --
  Gain on sale of
   Starwave                    --       --               --       345      --
                           -------  -------          -------  -------  -------
   Total operating income    2,888    2,078    39 %    3,244    3,477    4,015
Corporate and other
 activities                   (103)    (131)   21 %     (105)    (140)    (164)
Gain on sale of Eurosport       93      --    n/m         93      --       --
Equity in Infoseek loss        --       --               (41)    (322)     --
Net interest expense          (554)    (595)    7 %     (558)    (612)    (622)
                           -------  -------          -------  -------  -------
Income before income
 taxes and minority
 interests                   2,324    1,352    72 %    2,633    2,403    3,229
Income taxes                (1,385)    (941)  (47)%   (1,606)  (1,014)  (1,307)
Minority interests            (107)     (88)  (22)%     (107)     (89)     (72)
                           -------  -------          -------  -------  -------
Net income                 $   832  $   323   158 %  $   920  $ 1,300  $ 1,850
                           =======  =======          =======  =======  =======
Earnings (loss)
 attributed to:
  Disney common
   stock(/2/)              $ 1,149  $   609    89 %  $ 1,196  $ 1,300  $ 1,850
  Walt Disney Internet
   Group common stock         (317)    (286)  (11)%     (276)     --       --
                           -------  -------          -------  -------  -------
                           $   832  $   323   158 %  $   920  $ 1,300  $ 1,850
                           =======  =======          =======  =======  =======
Earnings (loss) per share
 attributed to:
  Disney
   Diluted                 $  0.55  $  0.29    90 %  $  0.57  $  0.62  $  0.89
                           =======  =======          =======  =======  =======
   Basic                   $  0.55  $  0.30    83 %  $  0.58  $  0.63  $  0.91
                           =======  =======          =======  =======  =======
  Internet Group (basic
   and diluted)            $ (7.10) $ (6.66)   (7)%  $ (6.18) $   n/a  $   n/a
                           =======  =======          =======  =======  =======
Average number of common
 and common
 equivalent shares
  outstanding:
  Disney
   Diluted                   2,103    2,083            2,103    2,083    2,079
                           =======  =======          =======  =======  =======
   Basic                     2,074    2,056            2,074    2,056    2,037
                           =======  =======          =======  =======  =======
  Internet Group (basic
   and diluted)                 45       43               45      n/a      n/a
                           =======  =======          =======  =======  =======

--------
(1) Segment results exclude intangible asset amortization. Segment EBITDA, which also excludes depreciation, is as follows:

                         Pro Forma
                        (unaudited)        As Reported
                       --------------  ----------------------
                        2000    1999    2000    1999    1998
                       ------  ------  ------  ------  ------
  Media Networks       $2,438  $1,711  $2,438  $1,711  $1,879
  Studio Entertainment    164     218     164     218     864
  Parks & Resorts       2,201   1,977   2,201   1,977   1,731
  Consumer Products       558     690     559     724     895
  Internet Group         (359)   (184)   (367)    (85)    (84)
                       ------  ------  ------  ------  ------
                       $5,002  $4,412  $4,995  $4,545  $5,285
                       ======  ======  ======  ======  ======

(2) Including Internet Group losses attributed to Disney common stock. Earnings attributed to Disney common stock reflect 100% of Internet Group losses through November 17, 1999, and approximately 71% thereafter.

Consolidated Results

2000 vs. 1999
  On a pro forma basis, revenues increased 9% to $25.4 billion, driven by growth at Media Networks, Parks & Resorts and the Internet Group, partially offset by decreases in the other segments. Operating income increased 39% to $2.9 billion and net income increased 158% to $832 million. Diluted earnings per share attributed to Disney common stock increased 90% to $0.55 and diluted loss per share attributed to Internet Group common stock increased to $7.10. The current year includes gains on the sale of Ultraseek and Eurosport totaling $153 million and $93 million, respectively, which increased diluted earnings per Disney share by $0.01 and $0.02, respectively. The Ultraseek gain also had a $0.25 impact on diluted earnings per Internet Group share. The prior year included restructuring charges that had a $0.04 impact on diluted earnings per Disney share. Results for the year were driven by increased operating income, the gains on the sale of Ultraseek and Eurosport, lower net interest expense and improved Corporate and other activities.

  Increased operating income reflected increases in Media Networks and Parks & Resorts, partially offset by decreases in Studio Entertainment and Consumer Products as well as higher Internet Group operating losses. Additionally, the current year includes a $153 million gain on the sale of Ultraseek and the prior year includes a $132 million restructuring charge discussed in more detail below. Net interest expense decreased due to lower average debt balances, partially offset by higher interest rates in the current year. Lower average debt balances were driven by reductions in debt, which were funded by increased cash flow. Lower net expense associated with Corporate and other activities reflected improved results from the Company's cable equity investments, partially offset by higher corporate general and administrative expenses.

  As previously noted, the Company completed its acquisition of Infoseek during the quarter ended December 31, 1999. The acquisition resulted in a significant increase in intangible assets, which are being amortized over periods ranging from two to nine years.

  The impact of amortization related to the November 1998 and November 1999 acquisitions, after the impact of the Ultraseek sale (see Note 2 to the Consolidated Financial Statements), is expected to be $642 million in 2001, $597 million in 2002, $89 million in 2003 and $13 million over the remainder of the amortization period. The Company determined the economic useful life of acquired goodwill by giving consideration to the useful lives of Infoseek's identifiable intangible assets, including developed technology, trademarks, user base, joint venture agreements and in-place workforce. In addition, the Company considered the competitive environment and the rapid pace of technological change in the Internet industry.

  On an as-reported basis, net income decreased 29% to $920 million and operating income decreased 7% to $3.2 billion. The as-reported results reflect the items described above, as well as the impact of the sale of Fairchild Publications and equity in Infoseek loss in the current year and the gain on the sale of Starwave and higher Infoseek equity losses in the prior year. The prior-year equity in Infoseek loss includes amortization of intangible assets of $229 million and a charge for purchased in-process research and development costs of $44 million. Current period as-reported operating income and net income also reflect increased amortization of intangible assets of $777 million resulting from the Infoseek acquisition and a $23 million charge for purchased in-process research and development expenditures. The higher effective tax rate for the current year reflects the income tax impact of the sale of Fairchild Publications and the impact of higher non-deductible amortization of intangible assets.

1999 vs. 1998
  On an as-reported basis, revenues increased 2% to $23.4 billion, driven by growth at Parks & Resorts and Media Networks, partially offset by decreases in the other segments. Excluding the impact of Infoseek, which includes the gain on the sale of Starwave and the fourth quarter restructuring charges in 1999 and 1998, operating income decreased 20% to $3.3 billion, net income decreased 28% to $1.4 billion and diluted earnings per share decreased 27% to $0.66. Results for the year were driven by decreased operating income, increased equity losses from Infoseek, which include amortization of intangible assets of $229 million and a $44 million charge for purchased in-process research and development expenditures, and an increase in restructuring charges recorded in the fourth quarter, as discussed below. These items were partially offset by the gain on the sale of Starwave (see discussion in Note 2 to the Consolidated Financial Statements) and lower net expense associated with Corporate and other activities. Including the restructuring charges and Infoseek, operating income decreased 13% to $3.5 billion and net income and diluted earnings per share decreased 30% to $1.3 billion and $0.62, respectively.

1999 Restructuring Charges
  In the third quarter of 1999, the Company began an across-the-board assessment of its cost structure. The Company's efforts are directed toward leveraging marketing and sales efforts, streamlining operations and further developing distribution channels, including its Internet sites and cable and television networks (see Note 15 to the Consolidated Financial Statements).

  In connection with actions taken to streamline operations, restructuring charges of $132 million ($0.04 per share) were recorded in the fourth quarter of 1999. The restructuring activities primarily related to the following:

  Consolidation of Television Production and Distribution Operations - The Company decided to consolidate certain of its television production and distribution operations to improve efficiencies through reduced labor and overhead costs. Related charges included lease and contract termination costs and severance.

  Club Disney Closure - The Company determined that its Club Disney regional entertainment centers would not provide an appropriate return on invested capital and, accordingly, decided to close its five Club Disney locations and terminate further investment. Related charges primarily included lease termination costs and write-offs of fixed assets.

  ESPN Store Closures and Consolidation of Retail Operations - The Company determined that the sale of ESPN-branded product could be accomplished more efficiently via the Internet and through its ESPN Zone regional entertainment centers, rather than through stand-alone retail stores, and accordingly decided to close its three ESPN stores. In addition, the Company eliminated certain job responsibilities as part of the consolidation of its retail operations. Related charges for both actions included severance and asset write-offs.

  A summary of the restructuring charges is as follows (in millions):

                     Description
                     -----------
     Lease and other contract cancellation costs  $ 55
     Severance                                      24
     Asset write-offs and write-downs               53
                                                  ----
         Total                                    $132
                                                  ====

  Remaining balances recorded at September 30, 2000 totaled $47 million and relate principally to lease and other contract cancellation costs, which will be relieved throughout fiscal 2001 as leases and contracts expire.

  The Company's cost-saving initiatives will continue into next year and may result in additional charges of a similar nature. In addition, in fiscal 2000, the Company commenced a strategic sourcing initiative, which is designed to consolidate its purchasing power. Together these cost-saving measures are expected to result in total annual savings in excess of $500 million beginning in fiscal 2001.

Results Attributed to Disney Common Stock
  In addition to the consolidated results of operations for The Walt Disney Company, the Company has also presented the operating results attributable to Disney common stock (NYSE:DIS). Earnings attributed to Disney common stock represent the results of Disney's operations and the portion of the net loss of the Internet Group attributed to Disney. For fiscal 2000, the Disney statement reflects approximately 71% of the Internet Group's net loss. Both the Disney and Internet Group common stocks are classes of common stock issued by The Walt Disney Company.

                   RESULTS ATTRIBUTED TO DISNEY COMMON STOCK
                      (In millions, except per share data)

                           Pro Forma (unaudited)           As Reported
                           ------------------------  -------------------------
                                               %
                            2000     1999    Change   2000     1999     1998
                           -------  -------  ------  -------  -------  -------
Revenues:
  Media Networks           $ 9,615  $ 7,970    21 %  $ 9,615  $ 7,970  $ 7,433
  Studio Entertainment       5,994    6,166    (3)%    5,994    6,166    6,586
  Parks & Resorts            6,803    6,139    11 %    6,803    6,139    5,532
  Consumer Products          2,608    2,777    (6)%    2,622    2,954    3,165
                           -------  -------          -------  -------  -------
   Total                   $25,020  $23,052     9 %  $25,034  $23,229  $22,716
                           =======  =======          =======  =======  =======
Operating income:
  Media Networks           $ 2,298  $ 1,580    45 %  $ 2,298  $ 1,580  $ 1,757
  Studio Entertainment         110      154   (29)%      110      154      749
  Parks & Resorts            1,620    1,479    10 %    1,620    1,479    1,288
  Consumer Products            454      567   (20)%      455      600      810
  Amortization of
   intangible assets          (442)    (448)    1 %     (442)    (451)    (424)
                           -------  -------          -------  -------  -------
                             4,040    3,332    21 %    4,041    3,362    4,180
  Restructuring Charges        --      (132)  n/m        --      (132)     (64)
  Gain on sale of
   Fairchild                   --       --               243      --       --
                           -------  -------          -------  -------  -------
   Total operating income    4,040    3,200    26 %    4,284    3,230    4,116
Corporate and other
 activities                    (91)    (124)   27 %      (93)    (124)    (152)
Gain on sale of Eurosport       93      --    n/m         93      --       --
Net interest expense          (523)    (600)   13 %     (525)    (605)    (623)
                           -------  -------          -------  -------  -------
Income before income
 taxes, minority
 interests and Internet
 Group losses                3,519    2,476    42 %    3,759    2,501    3,341
Income taxes                (1,458)  (1,040)  (40)%   (1,695)  (1,051)  (1,343)
Minority interests            (127)     (91)  (40)%     (127)     (91)     (77)
                           -------  -------          -------  -------  -------
Income before Internet
 Group losses                1,934    1,345    44 %    1,937    1,359    1,921
Net losses of the
 Internet Group
 attributed to
 Disney(/1/)                  (785)    (736)   (7)%     (741)     (59)     (71)
                           -------  -------          -------  -------  -------
Net income attributed to
 Disney common stock       $ 1,149  $   609    89 %  $ 1,196  $ 1,300  $ 1,850
                           =======  =======          =======  =======  =======
Earnings per share
 attributed to Disney
 common stock: (/2/)
  Diluted                  $  0.55  $  0.29    90 %  $  0.57  $  0.62  $  0.89
                           =======  =======          =======  =======  =======
  Basic                    $  0.55  $  0.30    83 %  $  0.58  $  0.63  $  0.91
                           =======  =======          =======  =======  =======
Earnings per share
 attributed to Disney
 common stock excluding
 Internet Group losses:
 (/2/)
  Diluted                  $  0.92  $  0.65    42 %  $  0.92  $  0.65  $  0.92
                           =======  =======          =======  =======  =======
  Basic                    $  0.93  $  0.65    43 %  $  0.93  $  0.66  $  0.94
                           =======  =======          =======  =======  =======
Average number of common
 and common equivalent
 shares outstanding:
  Diluted                    2,103    2,083            2,103    2,083    2,079
                           =======  =======          =======  =======  =======
  Basic                      2,074    2,056            2,074    2,056    2,037
                           =======  =======          =======  =======  =======
-------------
(1) Amounts include non-
    cash amortization of
    intangible assets as
    follows                $   648  $   658          $   564  $   234  $     7
                           =======  =======          =======  =======  =======

(2) Disney is a class of common stock of The Walt Disney Company. Income attributed to Disney common stock should be reviewed in conjunction with the consolidated results of operations for The Walt Disney
    Company presented elsewhere herein.

2000 vs. 1999
  On a pro forma basis, revenues increased 9% to $25.0 billion, driven by growth at Media Networks and Parks & Resorts, partially offset by decreases in the other segments. Excluding Internet Group losses, operating income, net income attributed to Disney common stock (Disney net income) and diluted earnings per share attributed to Disney common stock (Disney diluted earnings per share) increased 26%, 44% and 42% to $4.0 billion, $1.9 billion and $0.92, respectively. The current year included the Eurosport gain, which increased Disney diluted earnings per share by $0.02. The prior year included restructuring charges, which decreased Disney diluted earnings per share by $0.04. Including Internet Group losses, Disney net income and Disney diluted earnings per share increased 89% and 90% to $1.1 billion and $0.55, respectively. Results for the year were driven by increased operating income, the gain on the sale of Eurosport, lower net interest expense, improved Corporate and other activities, partially offset by higher Internet Group losses.

  Increased operating income reflected increases in Media Networks and Parks & Resorts, partially offset by decreases in Studio Entertainment and Consumer Products. Additionally, prior-year operating income includes a $132 million restructuring charge. Net interest expense decreased due to lower average debt balances, partially offset by higher interest rates in the current year. Lower average debt balances were driven by reductions in debt, which were funded by increased cash flow. Lower net expense associated with Corporate and other activities reflected improved results from the Company's cable equity investments, partially offset by higher corporate general and administrative expenses.

  On an as-reported basis, Disney net income decreased 8% to $1.2 billion and operating income increased 33% to $4.3 billion. As-reported results reflect the items discussed above, as well as the impact of the Infoseek acquisition on Internet Group losses attributed to Disney and the sale of Fairchild Publications. Internet Group losses attributed to Disney reflect a gain on the sale of Starwave of $345 million in the prior year and Infoseek losses and incremental amortization of acquired intangible assets in the current period. The higher effective tax rate for the current year reflects the income tax impact of the sale of Fairchild Publications.

1999 vs. 1998
  On an as-reported basis, revenues increased 2% to $23.2 billion, driven by increases at Parks & Resorts and Media Networks, partially offset by decreases in the other segments. Operating income decreased 22% to $3.2 billion, and Disney net income and Disney diluted earnings per share decreased 30% to $1.3 billion and $0.62, respectively. Results for the year were driven by decreased operating income, partially offset by decreased net expense associated with Corporate and other activities and lower net interest expense.

Business Segment Results

Media Networks
  The following table provides supplemental revenue and operating income detail for the Media Networks segment (in millions).

                       2000   1999   1998
                      ------ ------ ------
   Revenues:
     Broadcasting     $6,160 $5,100 $5,008
     Cable Networks    3,455  2,870  2,425
                      ------ ------ ------
                      $9,615 $7,970 $7,433
                      ====== ====== ======
   Operating Income:
     Broadcasting     $1,241 $  637 $  998
     Cable Networks    1,057    943    759
                      ------ ------ ------
                      $2,298 $1,580 $1,757
                      ====== ====== ======

2000 vs. 1999
  Revenues increased 21%, or $1.6 billion, to $9.6 billion, driven by increases of $1.1 billion at Broadcasting and $585 million at the Cable Networks. Broadcasting revenue growth reflected increased advertising revenues at the television networks and the Company's owned television stations due to a strong advertising market, the continued success of Who Wants to Be a Millionaire and higher overall ratings on network programming. Television station revenue growth also benefited from higher spot advertising rates driven by the ABC Television Network placing first in the May and February sweeps. Additionally, the strong advertising market resulted in revenue growth at the radio networks and stations. Cable Network revenue growth reflected increased advertising revenues driven by a strong advertising market and higher affiliate fees reflecting contractual rate increases and subscriber growth. International expansion at the Disney Channel also contributed to increased revenues.

  Operating income increased 45%, or $718 million, to $2.3 billion, driven by increases of $604 million at Broadcasting and $114 million at the Cable Networks, resulting from revenue growth at both Broadcasting and Cable Networks, partially offset by increased costs and expenses. Costs and expenses, which consist primarily of programming rights and amortization, production costs, distribution and selling expenses and labor costs, increased 15%, or $927 million, driven by higher sports programming costs at the television and cable networks, principally related to National Football League
(NFL), Major League Baseball (MLB) and National Hockey League (NHL) broadcasts. In addition, higher costs and expenses reflected start-up costs associated with the launch of various international Disney Channels and the January launch of SoapNet.

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

  There has been softness in the advertising market during the first two months of fiscal 2001 relative to the strong growth during fiscal 2000. However, management believes that the Company is well positioned to respond to market conditions due to ongoing efforts to manage costs and strong results in this season's upfront markets.

  The Company has investments in cable operations that are accounted for as unconsolidated equity investments. The table below presents "Operating Income from Cable Television Activities," which comprises the Cable Networks and the Company's cable equity investments (unaudited, in millions):

                                                2000    1999   % Change
                                               ------  ------  --------
   Operating Income:
     Cable Networks                            $1,057  $  943     12 %
     Equity Investments:
       A&E Television and Lifetime Television     614     480     28 %
       Other(/1/)                                 211      37    n/m
                                               ------  ------
   Operating Income from Cable Television
    Activities                                  1,882   1,460     29 %
   Partner Share of Operating Income             (639)   (462)   (38)%
                                               ------  ------
   Disney Share of Operating Income            $1,243  $  998     25 %
                                               ======  ======

--------
(1) The current year includes a pre-tax gain of $93 million from the sale of Eurosport.

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

  The Company's share of Cable Television Operating Income increased 25%, or $245 million to $1.2 billion, driven by increases at the Cable Networks, the gain on the sale of Eurosport and increased advertising revenues at Lifetime Television, E! Entertainment Television, The History Channel and A&E Television, partially offset by start-up costs associated with the launch of various international Disney Channels, as well as the January launch of SoapNet.

1999 vs. 1998
  Revenues increased 7%, or $537 million, to $8.0 billion, primarily driven by increases of $445 million at the Cable Networks and $92 million in Broadcasting. Cable Network revenue growth reflected increased advertising revenues, subscriber growth and contractual rate increases at ESPN and subscriber growth at the Disney Channel. International expansion at the Disney Channel also contributed to increased revenues. Broadcast revenue growth was driven by increased network television production and distribution revenues from four new prime time series and increases at the radio networks and stations due to a strong advertising market and higher ratings, partially offset by decreases at the television network and stations. Television network revenues were impacted by lower ratings, and lower revenues at owned television stations reflected softness in local advertising markets.

  Operating income decreased 10%, or $177 million, to $1.6 billion, reflecting higher costs and expenses, partially offset by revenue gains. Costs and expenses increased 13% or $714 million, driven by higher sports programming costs associated with the NFL contract and other programming costs at the television network and ESPN.

Studio Entertainment

2000 vs. 1999
  Revenues decreased 3%, or $172 million, to $6.0 billion, driven by declines of $206 million in network television production and distribution, $168 million in worldwide home video and $58 million in domestic theatrical motion picture distribution, partially offset by growth of $197 million in international theatrical motion picture distribution and $82 million in stage plays. The decline in network television production and distribution revenues primarily reflected the end of production of Home Improvement in the prior year, which was a significant contributor to revenues. The decline in worldwide home video revenues reflected fewer unit sales in the current year, despite the successful releases of Tarzan and Little Mermaid II: Return to Sea, as the prior year included the combination of Lion King II: Simba's Pride, Mulan, Armageddon and Disney/Pixar's A Bug's Life. In domestic theatrical motion picture distribution, the success of Scary Movie, Dinosaur and Disney/Pixar's Toy Story 2 faced difficult comparisons to the prior year, which included The Sixth Sense, Tarzan and The Waterboy. Growth in international theatrical motion picture distribution revenues reflected the performances of Toy Story 2, Tarzan and The Sixth Sense. Stage play revenues increased due to expansion of The Lion King into additional cities, the launch of Aida and the re-launch of the Beauty and the Beast national tour.

  Operating income decreased 29%, or $44 million, to $110 million, due to declines in worldwide home video and network television production and distribution, partially offset by growth in international theatrical motion picture distribution and stage plays. Costs and expenses, which consist primarily of production cost amortization, distribution and selling expenses, product costs, labor and leasehold expenses, decreased 2% or $128 million. Production cost amortization decreased in network television production and distribution reflecting the production of Home Improvement in the prior year. In worldwide home video, distribution and selling costs and production cost amortization decreased due to a reduction in videotape unit sales compared to the prior year. The Sixth Sense, which drove higher participation costs in domestic theatrical motion picture distribution in the prior year, had a similar impact in international theatrical motion picture distribution in the current year. Cost increases in international theatrical motion picture distribution also reflected higher overall production cost amortization. Stage play operating and production cost amortization expenses also increased driven by revenue increases.

1999 vs. 1998
  Revenues decreased 6%, or $420 million to $6.2 billion, driven by declines of $481 million in domestic home video, partially offset by growth of $152 million in worldwide theatrical motion picture distribution. Domestic home video revenues reflected fewer unit sales in the current year due to the greater number of classic animated library titles released in the prior year. Growth in worldwide theatrical motion picture distribution revenues was primarily attributable to a stronger film slate in the current year, including the box office successes The Sixth Sense, Inspector Gadget, The Waterboy, Tarzan and A Bug's Life domestically and A Bug's Life and Armageddon internationally.

  Operating income decreased 79%, or $595 million, to $154 million, reflecting declines in worldwide home video, partially offset by increases in worldwide theatrical motion picture distribution. Costs and expenses, increased 3% or $175 million. In worldwide home video, participation and production cost amortization increased, reflecting an increase in the current year in the proportion of recent titles, versus classic animated library titles whose production costs are fully amortized. In addition, participation costs increased due to the release of A Bug's Life and The Sixth Sense. Improved results in worldwide theatrical motion picture distribution were partially offset by higher distribution costs and production cost amortization.

Parks & Resorts

2000 vs. 1999
  Revenues increased 11%, or $664 million, to $6.8 billion, driven by growth of $383 million at the Walt Disney World Resort, reflecting increased guest spending, record attendance and record occupied room nights; $129 million from Disney Cruise Line, reflecting full-year operations from both cruise ships, the Disney Magic and the Disney Wonder, compared to just the Disney Magic for the first three and a half quarters of the prior year; and $35 million from increased attendance and guest spending at Disneyland. Increased guest spending and record attendance at the Walt Disney World Resort were driven by the ongoing Millennium Celebration and record occupied room nights reflected the opening of the All-Star Movies Resort in the second quarter of the prior year. At Disneyland, the 45th Anniversary Celebration and the strength of the annual passport program drove increased attendance and guest spending.

  Operating income increased 10%, or $141 million, to $1.6 billion, driven by revenue growth at the Walt Disney World Resort, improved results at Disney Cruise Line and higher guest spending and attendance at Disneyland partially offset by increased costs and expenses. Costs and expenses, which consist principally of labor, costs of merchandise, food and beverages sold, depreciation, repairs and maintenance, entertainment and marketing and sales expenses, increased 11%, or $523 million, driven by increased volume at the Walt Disney World Resort resulting from the ongoing Millennium Celebration, expanded operations at Disney Cruise Line as a result of the addition of the second ship and increased volume at Disneyland due to the 45th Anniversary Celebration, as well as pre-opening costs at Disney's California Adventure.

1999 vs. 1998
  Revenues increased 11%, or $607 million, to $6.1 billion, driven by growth at the Walt Disney World Resort, reflecting $153 million from increased guest spending and record attendance, as well as increases of $202 million from Disney Cruise Line, $101 million from Anaheim Sports, Inc. and $36 million of increased guest spending at Disneyland. Increased revenues at Disney Cruise Line reflected a full period of operations of the Company's first ship, the Disney Magic, which launched in the fourth quarter of the prior year, and a partial period of operations of the Company's second ship, the Disney Wonder, which launched in the fourth quarter of the current year. The increase at Anaheim Sports, Inc. reflected consolidation of the operations of the Anaheim Angels baseball team, following the Company's second quarter purchase of the 75% of the team that it did not previously own.

  Operating income increased 15%, or $191 million, to $1.5 billion, resulting primarily from revenue growth at the Walt Disney World Resort and a full period of operations at Disney Cruise Line, compared to pre-opening costs for the majority of the prior year. Costs and expenses increased 10%, or $416 million. Increased operating costs were driven by higher theme park attendance, a full year of operations of Disney's Animal Kingdom and Disney Cruise Line, and increased ownership in the Anaheim Angels.

Consumer Products

2000 vs. 1999
  On a pro forma basis, revenues decreased 6%, or $169 million, to $2.6 billion, reflecting declines of $166 million in worldwide merchandise licensing and publishing, partially offset by growth of $23 million at Disney Interactive. Lower merchandise licensing and publishing revenues were primarily attributable to declines domestically and in Europe. Disney Interactive revenues increased due to the success of the Who Wants to Be a Millionaire video games, Pooh learning titles and the Toy Story 2 action game.

  On an as-reported basis, revenues decreased 11%, or $332 million, to $2.6 billion, reflecting the items described above, as well as the impact of the disposition of Fairchild Publications in the first quarter of the current year.

  On a pro forma basis, operating income decreased 20%, or $113 million, to $454 million, reflecting declines in worldwide merchandise licensing and publishing, partially offset by increases at the Disney Stores, primarily driven by a reduction in costs, and at Disney Interactive. Costs and expenses, which consist primarily of labor, product costs, including product development costs, distribution and selling expenses and leasehold expenses, decreased 3% or $56 million. Cost decreases at the Disney Stores, which reflected write-downs of underutilized assets and inventory in the prior year, were partially offset by an increase in advertising costs.

  On an as-reported basis, operating income decreased 24%, or $145 million, to $455 million, reflecting the items described above, as well as the impact of the disposition of Fairchild Publications in the first quarter of the current year.

1999 vs. 1998
  On an as-reported basis, revenues decreased 7%, or $211 million, to $3.0 billion, driven by declines of $159 million in worldwide merchandise licensing and $98 million in domestic Disney Stores, partially offset by growth of $49 million at the Disney Stores internationally and $23 million at Disney Interactive. Lower merchandise licensing revenues were primarily attributable to declines domestically and in Japan. Lower revenues at the Disney Stores domestically reflected a decline in comparative store sales, while improvements at the Disney Stores internationally reflected an increase in comparative store sales. Disney Interactive revenue increased due to increased licensing activity and strong results for video game products.

  On an as-reported basis, operating income decreased 26%, or $210 million, to $600 million, reflecting declines in worldwide merchandise licensing and the Disney Stores domestically, partially offset by increases at Disney Interactive. Costs and expenses were comparable to the prior year. Increased costs at the Disney Stores, which were driven by write-downs of underutilized assets and inventory, principally domestically, were offset by decreased operating expenses at publishing, principally domestically.

Internet Group
  On November 18, 1998, the Company exchanged its ownership interest in Starwave plus $70 million in cash for a 43% equity interest in Infoseek. This transaction resulted in a change in the manner of accounting for Starwave and certain related businesses from the consolidation method, which was applied prior to the exchange, to the equity method, which was applied after the exchange.

  On November 17, 1999, the stockholders of the Company and Infoseek approved the Company's acquisition of the remaining interest in Infoseek that the Company did not already own. The Internet Group's results of operations have incorporated Infoseek's activity since the date of the acquisition.

  The following discussion of 2000 versus 1999 performance includes pro forma comparisons as if the acquisition of the remaining interest in Infoseek and subsequent creation of the Internet Group had occurred at the beginning of fiscal 1999. The discussion of direct marketing does not include pro forma comparisons, since the pro forma adjustments did not impact this business.

2000 vs. 1999
  On a pro forma basis, revenues increased 13%, or $44 million, to $392 million, driven by an increase of $77 million in Internet revenues, partially offset by a $33 million decrease in direct marketing revenues. Internet revenue growth reflected higher advertising and sponsorship revenues driven by increased advertiser demand and higher online site traffic, increased licensing revenues from international operations, and strong sales at DisneyStore.com and DisneyVacations.com. Lower direct marketing revenues were due principally to planned reductions in catalog circulation, fewer product offerings, lower catalog response rates during the year, changes in the Company's merchandising strategy and customer migration to the Internet Group's online business.

  On an as-reported basis, revenues increased 79%, or $162 million, to $368 million, driven by a $195 million increase in Internet revenues, partially offset by a decline of $33 million in direct marketing revenues. The increase in Internet revenues reflects the items described above, as well as the operations of Infoseek, which were consolidated into the Internet Group beginning November 18, 1999.

  On a pro forma basis, operating losses increased 90%, or $188 million, to $396 million, reflecting higher costs and expenses and lower direct marketing revenues, partially offset by increased Internet revenues. Cost and expenses, which consist primarily of cost of revenues, sales and marketing, other operating expenses and depreciation, increased 42% or $232 million. Cost increases were primarily due to continued investment in Web site technology and new product initiatives, growth in infrastructure due to expansion of the business, ongoing enhancements to existing Web sites, the redesign of the GO.com Web site, operations at toysmart.com, a one-time employee retention payment of $17 million required by the 1999 Infoseek acquisition agreement and a non-cash charge of $31 million to reflect the impairment of goodwill and certain intangible assets. Increased operating losses from direct marketing operations resulted primarily from the decline in revenues, which was not fully offset by cost reductions due to fixed costs which do not fluctuate significantly from period to period.

  On an as-reported basis, operating losses increased 332%, or $309 million, to $402 million, reflecting higher losses from Internet operations. Increased losses from Internet operations reflect the items described above, as well as the operations of Infoseek, which were consolidated into the Internet Group beginning November 18, 1999.

  Going forward, costs and expenses are expected to reflect continued investment in Web site technology and infrastructure, new product initiatives and incremental marketing and sales expenditures. The Internet Group has begun participating in the traditional television network up-front marketplace and has sold approximately $30 million in Internet advertising which it expects to fulfill and recognize as revenue during fiscal 2001.

1999 vs. 1998
  On an as-reported basis, revenues decreased 21%, or $54 million, to $206 million, driven by declines of $44 million in direct marketing revenues and $10 million in Internet revenue. Lower direct marketing revenues reflected slower order fill rates due to system and capacity constraints resulting from the relocation of the direct marketing distribution center from Tennessee to South Carolina and reduced average order size. In addition, management reduced catalog circulation during the 1998 holiday season to ensure better quality of customer service during the holiday period. Internet revenues decreased due to the change in the manner of accounting for Starwave and related businesses from the consolidation method to the equity method.

  On an as-reported basis, operating losses decreased 1%, or $1 million, to $93 million, reflecting lower losses from Internet operations, partially offset by increased losses from direct marketing operations. Increased operating losses from direct marketing operations reflected costs relating to the start-up of the new direct marketing distribution center and the implementation of new business processes, systems and software applications.

  Costs and expenses decreased 16% or $55 million, driven by the change in the manner of accounting for Starwave and related businesses and lower direct marketing selling expenses, driven by reduced catalog mailings and lower outbound shipping costs.

LIQUIDITY AND CAPITAL RESOURCES

  During the year, strong operating and other cash flows enabled the Company to reduce its borrowings by $2.2 billion, even after investing approximately $4.7 billion in film and television projects and parks, resorts and other properties, and after paying dividends totaling $434 million and repurchasing $166 million of its common stock.

  Cash provided by operations increased 15%, or $846 million, to $6.4 billion, driven by higher income before amortization of intangible assets and non-cash gains and higher amortization of television broadcast rights relative to cash payments, partially offset by higher income tax payments.

  In 2000, the Company invested $2.7 billion to develop, produce and acquire rights to film and television properties, a decrease of $341 million compared to the prior year. The decrease was primarily due to a $310 million payment related to the acquisition of a film library in the prior year.

  During the year, the Company invested $2.0 billion in parks, resorts and other properties. These expenditures reflected continued expansion activities related to Disney's California Adventure and certain resort facilities at the Walt Disney World Resort. The decrease of $121 million from the prior year reflects the final payment for the second cruise ship, the Disney Wonder, in the prior year, partially offset by increased spending on Disney's California Adventure in the current year.

  During the year, the Company invested $91 million in Euro Disney S.C.A. to maintain its 39% ownership interest after a Euro Disney equity rights offering, the proceeds of which will be used to fund construction of a new theme park.

  Additionally, investing activities included $913 million of cash proceeds from dispositions primarily related to the sale of Fairchild Publications and Eurosport. Cash proceeds generated by the sale of investments were driven by the sale of Inktomi shares acquired through the disposition of Ultraseek. These proceeds were partially offset by purchases of investments in Internet-related companies.

  During 1998, the Company's Board of Directors decided to move to an annual, rather than quarterly, dividend policy to reduce costs and simplify payments to the more than 2.7 million stockholders of Disney common stock. Accordingly, there was no dividend payment during the year ended September 30, 1999. The Company paid a $434 million dividend ($0.21 per Disney share) during the first quarter of the current year applicable to fiscal 1999. On November 28, 2000, the Board of Directors declared a cash dividend, applicable to fiscal 2000, of $0.21 per Disney share, to be paid on December 22, 2000, to stockholders of Disney common stock at the close of business December 8, 2000.

  During the year, the Company repaid approximately $2.5 billion of term debt, which matured during the year, and reduced its commercial paper borrowings by $741 million. These repayments were partially funded by proceeds of $1.1 billion from various financing arrangements. These borrowings have effective interest rates, including the impact of interest rate swaps, ranging from 5.5% to 6.9% and maturities in fiscal 2002 through fiscal 2015.

  Commercial paper borrowings outstanding as of September 30, 2000 totaled $940 million, with maturities of up to one year, supported by bank facilities totaling $4.8 billion, which expire in one to five years and allow for borrowings at various interest rates. The Company also has the ability to borrow under a U.S. shelf registration statement and a Euro Medium-term Note Program, which collectively permit the issuance of up to approximately $4.8 billion of additional debt.

  Total commitments to purchase broadcast programming approximated $13.6 billion at September 30, 2000, including approximately $7.1 billion related to the NFL contract. Substantially all of this amount is payable over the next six years.

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

Implementation of SAB 101
  The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements, in December 1999. The SAB summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. During the fourth quarter of the current year, the Company performed a comprehensive review of its revenue recognition policies and determined that they are in compliance with SAB 101.

Accounting Changes
  Effective October 1, 2000, the Company adopted AICPA Statement of Position No. 00-2, Accounting by Producers or Distributors of Films (SOP 00-2). The Company's results of operations and financial position will reflect the impact of the new standard commencing October 1, 2000 and the Company will record a one-time after-tax charge for the initial adoption of the standard totaling $221 million for SOP 00-2 in its financial statements for the quarter ended December 31, 2000.

  In June 1998, the Financial Accounting Standards Board (the FASB) issued Statement No. 133 Accounting for Derivative Instruments and Hedging Activities (SFAS 133), subsequently amended by SFAS No. 137 and SFAS No. 138. SFAS 133 requires the Company to record all derivatives on the balance sheet at fair value. Changes in derivative fair values will either be recognized in earnings as offsets to the changes in fair value of related hedged assets, liabilities and firm commitments or, for forecasted transactions, deferred and recorded as a component of other accumulated comprehensive income until the hedged transactions occur and are recognized in earnings. The ineffective portion of a hedging derivative's change in fair value will be immediately recognized in earnings.

  The Company will record a one-time after-tax charge for the initial adoption of SFAS 133 totaling $51 million in its income statement, as well as an unrealized gain of $95 million recorded to other accumulated comprehensive income for the quarter ended December 31, 2000.

Forward-Looking Statements
  The Private Securities Litigation Reform Act of 1995 (the Act) provides a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or oral statements that are "forward-looking," including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to the Company's stockholders. Management believes that all statements that express expectations and projections with respect to future matters, including further restructuring or strategic initiatives and actions relating to the Company's strategic sourcing initiative, as well as from developments beyond the Company's control including changes in global economic conditions that may, among other things, affect the international performance of the Company's theatrical and home video releases, television programming and consumer products and, in addition, uncertainties associated with the Internet; the launching or prospective development of new business initiatives and the introduction of the euro; are forward-looking statements within the meaning of the Act. These statements are made on the basis of management's views and assumptions, as of the time the statements are made, regarding future events and business performance. There can be no assurance, however, that management's expectations will necessarily come to pass.

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

  Adverse weather conditions or natural disasters, such as hurricanes and earthquakes, which may, among other things, impair performance at the Company's parks and resorts;

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

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of The Walt Disney Company

  In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of stockholder's equity, and of cash flows present fairly, in all material respects, the financial position of The Walt Disney Company and its subsidiaries (the Company) at September 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

Los Angeles, California
November 30, 2000

                      CONSENT OF INDEPENDENT ACCOUNTANTS

  We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 33-26106, 33-35405, 33-39770, 33-57811, 333-91571
and 333-31012) and Form S-3/A (333-52659 and 333-34167) of The Walt Disney
Company of our reports dated November 30, 2000 related to the financial statements of The Walt Disney Company and The Walt Disney Internet Group which appear in the Form 10-K.

PRICEWATERHOUSECOOPERS LLP

Los Angeles, California
December 19, 2000

                       CONSOLIDATED STATEMENTS OF INCOME
                      (In millions, except per share data)

Year Ended September 30                               2000     1999     1998
-----------------------------------------------------------------------------
Revenues                                           $25,402  $23,435  $22,976
Costs and expenses                                  21,321   19,715   18,466
Amortization of intangible assets                    1,233      456      431
Restructuring charges                                  --       132       64
Gain on sale of Ultraseek                              153      --       --
Gain on sale of Fairchild                              243      --       --
Gain on sale of Starwave                               --       345      --
                                                   -------  -------  -------
Operating income                                     3,244    3,477    4,015
Corporate and other activities                        (105)    (140)    (164)
Gain on sale of Eurosport                               93      --       --
Equity in Infoseek loss                                (41)    (322)     --
Net interest expense                                  (558)    (612)    (622)
                                                   -------  -------  -------
Income before income taxes and minority interests    2,633    2,403    3,229
Income taxes                                        (1,606)  (1,014)  (1,307)
Minority interests                                    (107)     (89)     (72)
                                                   -------  -------  -------
Net income                                         $   920  $ 1,300  $ 1,850
                                                   =======  =======  =======
Earnings (loss) attributed to:
 Disney common stock(/1/)                          $ 1,196  $ 1,300  $ 1,850
 Internet Group common stock                          (276)     --       --
                                                   -------  -------  -------
                                                   $   920  $ 1,300  $ 1,850
                                                   =======  =======  =======
Earnings (loss) per share attributed to:
  Disney(/1/)
    Diluted                                        $  0.57  $  0.62  $  0.89
                                                   =======  =======  =======
    Basic                                          $  0.58  $  0.63  $  0.91
                                                   =======  =======  =======
  Internet Group (basic and diluted)               $ (6.18) $   n/a  $   n/a
                                                   =======  =======  =======
Average number of common and common equivalent
 shares outstanding:
  Disney
    Diluted                                          2,103    2,083    2,079
                                                   =======  =======  =======
    Basic                                            2,074    2,056    2,037
                                                   =======  =======  =======
  Internet Group (basic and diluted)(/2/)               45      n/a      n/a
                                                   =======  =======  =======

--------
(1) Including Internet Group losses attributed to Disney common stock. Earnings attributed to Disney common stock reflect 100% of Internet Group losses through November 17, 1999, and approximately 71% thereafter.
(2) Does not include the interest in the Internet Group retained by Disney, representing approximately 71% of the entire equity in the Internet Group.

                 See Notes to Consolidated Financial Statements

                          CONSOLIDATED BALANCE SHEETS
                                 (In millions)

September 30                                                  2000     1999
----------------------------------------------------------------------------
ASSETS
Current Assets
  Cash and cash equivalents                                $   842  $   414
  Receivables                                                3,599    3,633
  Inventories                                                  702      796
  Film and television costs                                  3,606    3,598
  Deferred income taxes                                        623      607
  Other assets                                                 635      679
                                                           -------  -------
    Total current assets                                    10,007    9,727

Film and television costs                                    2,895    2,962
Investments                                                  2,270    2,434
Parks, resorts and other property, at cost
  Attractions, buildings and equipment                      16,610   15,869
  Accumulated depreciation                                  (6,892)  (6,220)
                                                           -------  -------
                                                             9,718    9,649
  Projects in progress                                       1,995    1,272
  Land                                                         597      425
                                                           -------  -------
                                                            12,310   11,346

Intangible assets, net                                      16,117   15,695
Other assets                                                 1,428    1,515
                                                           -------  -------
                                                           $45,027  $43,679
                                                           =======  =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts and taxes payable and other accrued liabilities $ 5,161  $ 4,588
  Current portion of borrowings                              2,502    2,415
  Unearned royalties and other advances                        739      704
                                                           -------  -------
    Total current liabilities                                8,402    7,707

Borrowings                                                   6,959    9,278
Deferred income taxes                                        2,833    2,660
Other long term liabilities, unearned royalties and other
 advances                                                    2,377    2,711
Minority interests                                             356      348
Stockholders' Equity
 Preferred stock, $.01 par value
  Authorized - 100 million shares, Issued - none
 Common stock
  Common stock - Disney, $.01 par value
   Authorized - 3.6 billion shares, Issued - 2.1 billion
    shares                                                   9,920    9,324
  Common stock - Internet Group, $.01 par value
   Authorized - 1.0 billion shares, Issued - 45.3 million
    shares                                                   2,181      --
 Retained earnings                                          12,767   12,281
 Other accumulated comprehensive income                        (28)     (25)
                                                           -------  -------
                                                            24,840   21,580
 Treasury stock, at cost, 31 million Disney shares            (689)    (605)
 Shares held by TWDC Stock Compensation Fund II, at cost
  Disney - 1.1 million shares as of September 30, 2000         (40)     --
  Internet Group - 0.9 million shares as of September 30,
   2000                                                        (11)     --
                                                           -------  -------
                                                            24,100   20,975
                                                           -------  -------
                                                           $45,027  $43,679
                                                           =======  =======

                 See Notes to Consolidated Financial Statements

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In millions)

Year Ended September 30                               2000     1999     1998
-----------------------------------------------------------------------------
NET INCOME                                         $   920  $ 1,300  $ 1,850

OPERATING ITEMS NOT REQUIRING CASH OUTLAYS
  Amortization of film and television costs          2,469    2,472    2,514
  Depreciation                                         962      851      809
  Amortization of intangible assets                  1,233      456      431
  Gain on sale of Ultraseek                           (153)     --       --
  Gain on sale of Fairchild                           (243)     --       --
  Gain on sale of Eurosport                            (93)     --       --
  Gain on sale of Starwave                             --      (345)     --
  Minority interests                                   107       89       72
  Equity in Infoseek loss                               41      322      --
  Impairment charges                                    67      --       --
  Other                                                 54       80       31

CHANGES IN
  Receivables                                          205      376     (664)
  Inventories                                           65      103      (46)
  Other assets                                         183     (165)      73
  Accounts and taxes payable and other accrued
   liabilities                                         (16)     388      146
  Film and television costs--television broadcast
   rights                                              402     (319)    (447)
  Deferred income taxes                                231      (20)     346
                                                   -------  -------  -------
                                                     5,514    4,288    3,265
                                                   -------  -------  -------
  Cash provided by operations                        6,434    5,588    5,115
                                                   -------  -------  -------
INVESTING ACTIVITIES
  Dispositions                                         913      --       --
  Film and television costs                         (2,679)  (3,020)  (3,335)
  Investments in parks, resorts and other property  (2,013)  (2,134)  (2,314)
  Investments in Euro Disney                           (91)     --       --
  Acquisitions (net of cash acquired)                  (34)    (319)    (213)
  Proceeds from sale of investments                    207      202      238
  Purchases of investments                             (82)     (39)     (13)
  Other                                                  9      --       (28)
                                                   -------  -------  -------
  Cash used by investing activities                 (3,770)  (5,310)  (5,665)
                                                   -------  -------  -------
FINANCING ACTIVITIES
  Commercial paper borrowings, net                    (741)    (451)     308
  Other borrowings                                   1,117    2,306    1,522
  Reduction of borrowings                           (2,494)  (2,031)  (1,212)
  Repurchases of common stock                         (166)     (19)     (30)
  Exercise of stock options and other                  482      204      184
  Dividends                                           (434)     --      (412)
                                                   -------  -------  -------
  Cash (used) provided by financing activities      (2,236)       9      360
                                                   -------  -------  -------
Increase (Decrease) in cash and cash equivalents       428      287     (190)
Cash and cash equivalents, beginning of year           414      127      317
                                                   -------  -------  -------
Cash and cash equivalents, end of year             $   842  $   414  $   127
                                                   =======  =======  =======
Supplemental disclosure of cash flow information:
  Interest paid                                    $   583  $   659  $   645
                                                   =======  =======  =======
  Income taxes paid                                $ 1,170  $   721  $ 1,107
                                                   =======  =======  =======

                 See Notes to Consolidated Financial Statements

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (In millions, except per share data)

                                                                                      TWDC Stock
                                                                  Other              Compensation
                           Shares     Common Stock             Accumulated               Fund
                          ----------  ------------- Retained  Comprehensive Treasury -------------- Stockholder's
                           DIS   DIG   DIS    DIG   Earnings     Income      Stock    DIS     DIG   Equity Total
-----------------------------------------------------------------------------------------------------------------
BALANCE AT
 SEPTEMBER 30, 1997       2,013   --  $8,548 $  --  $ 9,543       $(12)      $(462)  $ (332) $  --     $17,285
  Common stock issued         4   --     160    --      --          --         --       --      --         160
  Exercise of stock
   options, net              34   --     287    --      --          --        (131)     354     --         510
  Common stock
   repurchased               (1)  --     --     --      --          --         --       (30)    --         (30)
  Dividends ($0.20 per
   share)                   --    --     --     --     (412)        --         --       --      --        (412)
  Cumulative translation
   and other (net of tax
   expense of $18
   million)                 --    --     --     --      --          25         --       --      --          25
  Net income                --    --     --     --    1,850         --         --       --      --       1,850
                          -----  ---  ------ ------ -------       ----       -----   ------  -----     -------
BALANCE AT
 SEPTEMBER 30, 1998       2,050   --   8,995    --   10,981         13        (593)      (8)    --      19,388
  Exercise of stock
   options, net              14   --     329    --      --          --         (12)      17     --         334
  Common stock reissued       1   --     --     --      --          --         --        10     --          10
  Common stock
   repurchased               (1)  --     --     --      --          --         --       (19)    --         (19)
  Cumulative translation
   and other (net of tax
   benefit of $30
   million)                 --    --     --     --      --         (38)        --       --      --         (38)
  Net income                --    --     --     --    1,300         --         --       --      --       1,300
                          -----  ---  ------ ------ -------       ----       -----   ------  -----     -------
BALANCE AT
 SEPTEMBER 30, 1999       2,064   --   9,324    --   12,281        (25)       (605)     --      --      20,975
  Common stock issued       --    44     --   2,149     --          --         --       --      --       2,149
  Exercise of stock
   options, net              27    2     596     32     --          --         (84)     115     --         659
  Common stock
   repurchased               (5)  (1)    --     --      --          --         --      (155)   (11)       (166)
  Dividends ($0.21 per
   Disney share)            --    --     --     --     (434)        --         --       --      --        (434)
  Cumulative translation
   and other (net of tax
   benefit of $2
   million)                 --    --     --     --      --          (3)        --       --      --          (3)
  Net income                --    --     --             920         --         --       --      --         920
                          -----  ---  ------ ------ -------       ----       -----   ------  -----     -------
BALANCE AT SEPTEMBER 30,
 2000                     2,086   45  $9,920 $2,181 $12,767       $(28)      $(689)  $  (40) $ (11)    $24,100
                          =====  ===  ====== ====== =======       ====       =====   ======  =====     =======

  Comprehensive income is as follows:

                                       2000   1999    1998
                                       ----  ------  ------
     Net income                        $920  $1,300  $1,850
     Cumulative translation and other    (3)    (38)     25
                                       ----  ------  ------
                                       $917  $1,262  $1,875
                                       ====  ======  ======

                 See Notes to Consolidated Financial Statements

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Tabular dollars in millions, except per share amounts)

1 Description of the Business and Summary of Significant Accounting Policies

  The Walt Disney Company, together with its subsidiaries (the Company), is a diversified worldwide entertainment company with operations in the following businesses.

MEDIA NETWORKS
  The Company operates the ABC Television Network, which has affiliated stations providing coverage to U.S. television households. The Company also owns television and radio stations, most of which are affiliated with either the ABC Television Network or the ABC Radio Networks. The Company's cable and international broadcast operations are principally involved in the production and distribution of cable television programming, the licensing of programming to domestic and international markets and investing in foreign television broadcasting, production and distribution entities. Primary cable programming services, which operate through consolidated subsidiary companies, are ESPN-branded networks, the Disney Channel, Disney Channel International and Soapnet. Other programming services that operate through joint ventures, and are accounted for under the equity method, include A&E Television Networks, Lifetime Entertainment Services and E! Entertainment Television. The Company also produces original television programming for network, first-run syndication, pay and international syndication markets.

STUDIO ENTERTAINMENT
  The Company produces and acquires live-action and animated motion pictures for distribution to the theatrical, home video and television markets. The Company also produces original animated television programming for network, first-run syndication, pay and international syndication markets, stage plays and musical recordings. The Company distributes these products through its own distribution and marketing companies in the United States and most foreign markets.

PARKS & RESORTS
  The Company operates the Walt Disney World Resort in Florida, and the Disneyland Park, the Disneyland Hotel and Disney's Paradise Pier Hotel in California. The Walt Disney World Resort includes the Magic Kingdom, Epcot, Disney-MGM Studios and Disney's Animal Kingdom, twelve resort hotels and a complex of villas and suites, a retail, dining and entertainment complex, a sports complex, conference centers, campgrounds, golf courses, water parks and other recreational facilities. In addition, Disney Cruise Line is operated out of Port Canaveral, Florida. Disney Regional Entertainment designs, develops and operates a variety of new entertainment concepts based on Disney brands and creative properties, operating under the names ESPN Zone and DisneyQuest. The Company earns royalties on revenues generated by the Tokyo Disneyland theme park and an associated Disney-branded hotel near Tokyo, Japan, which are owned and operated by an unrelated Japanese corporation. The Company also has an investment in Euro Disney S.C.A. (Euro Disney), a publicly held French entity that operates Disneyland Paris and earns royalties on Disneyland Paris revenues and also receives management fees from Euro Disney. The Company's Walt Disney Imagineering unit designs and develops new theme park concepts and attractions, as well as resort properties. The Company also manages and markets vacation ownership interests in the Disney Vacation Club. Included in Parks & Resorts are the Company's National Hockey League franchise, the Mighty Ducks of Anaheim, and the Anaheim Angels, a Major League Baseball team.

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

INTERNET GROUP
  The Walt Disney Internet Group (hereinafter referred to as the Internet Group) has operations in the Internet and Direct Marketing businesses. The Internet media business develops, publishes and distributes content for online services intended to appeal to broad consumer interest in sports, news, family and entertainment. Internet media Web sites and products include ABC.com, ABCNEWS.com, ABCNEWS4KIDS.com, ABCSports.com, Disney.com, Disney's Blast, Enhanced TV, ESPN.com, Family.com, GO.com, Movies.com, Mr. Showbiz, NBA.com, NFL.com, Soccernet.com and Wall of Sound. The Internet commerce business manages Web sites which include the DisneyStore.com, DisneyVacations.com, ABC.com Store, ESPN Store Online and NASCAR Store Online. Other commerce activities include Ultraseek's intranet search software, prior to Ultraseek's sale on July 19, 2000, Web site development and Disney Auctions. The Direct Marketing business operates The Disney Catalog, which markets Disney-themed merchandise through the direct mail channel. Catalog offerings include merchandise developed exclusively for The Disney Catalog and DisneyStore.com, as well as products from The Disney Store, other internal Disney partners and Disney licensees.

SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
  The consolidated financial statements of the Company include the accounts of The Walt Disney Company and its subsidiaries after elimination of intercompany accounts and transactions. In December 1999, DVD Financing, Inc. (DFI), a subsidiary of Disney Vacation Development Inc. and an indirect subsidiary of the Company, completed a receivable sale transaction. In connection with this sale, DFI prepares separate financial statements, although its separate assets and liabilities are also consolidated in these financial statements.

Accounting Changes
  Effective October 1, 2000, the Company adopted two new accounting pronouncements, AICPA Statement of Position No. 00-2, Accounting by Producers or Distributors of Films (SOP 00-2) and Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). The Company's results of operations and financial position will reflect the impact of the new standards commencing October 1, 2000. The Company will record a one-time after-tax charge for the initial adoption of SOP 00-2 totaling approximately $221 million in its Consolidated Statements of Income for the quarter ending December 31, 2000. The Company will also record a one-time after-tax charge of approximately $51 million in its Consolidated Statements of Income and an unrealized gain of $95 million to other accumulated comprehensive income for the initial adoption of SFAS 133 during the quarter ending December 31, 2000.

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

  Internet advertising revenues are recognized on the basis of impression views in the period the advertising is displayed, provided that no significant obligations remain and collection of the resulting receivable is probable. Direct marketing and Internet-based merchandise revenues (commerce) are recognized upon shipment to customers.

  Revenues from participants and sponsors at the theme parks are generally recorded over the period of the applicable agreements commencing with the opening of the related attraction.

  The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements, in December 1999. The SAB summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. During the fourth quarter of the current year, the Company performed a comprehensive review of its revenue recognition policies and determined that they are in compliance with SAB 101.

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

  The Company continually reviews its investments to determine whether a decline in fair value below the cost basis is other than temporary. If the decline in fair value is judged to be other than temporary, the cost basis of the security is written down to fair value and the amount of the write-down is included in the Consolidated Statements of Income.

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

  Estimates of total gross revenues can change significantly due to a variety of factors, including the level of market acceptance of film and television products, advertising rates and subscriber fees. Accordingly, revenue estimates are reviewed periodically and amortization is adjusted if necessary. Such adjustments could have a material effect on results of operations in future periods. The net realizable value of television broadcast program licenses and rights is reviewed using a daypart methodology.

Parks, Resorts and Other Property
  Parks, resorts and other property are carried at cost. Depreciation is computed on the straight-line method based upon estimated useful lives ranging from three to fifty years.

Intangible/Other Assets
  Intangible assets are amortized over periods ranging from two to forty years. The Company continually reviews the recoverability of the carrying value of these assets using the methodology prescribed in SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The Company also reviews long-lived assets and the related intangible assets for impairment whenever events or changes in circumstances indicate the carrying amounts of such assets may not be recoverable. Upon such an occurrence, recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate, to the carrying amount, including associated intangible assets, of such operation. If the operation is determined to be unable to recover the carrying amount of its assets, then intangible assets are written down first, followed by the other long-lived assets of the operation, to fair value. Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the assets.

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

  Cash flows from hedges are classified in the Consolidated Statements of Cash Flows under the same category as the cash flows from the related assets, liabilities or anticipated transactions (see Notes 6 and 13).

Earnings Per Share
  The Company presents two earnings per share (EPS) amounts, basic and diluted. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the year. Diluted EPS amounts are based upon the weighted average number of common and common equivalent shares outstanding during the year. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect. The difference between basic and diluted EPS, for the Company, is solely attributable to stock options. The Company uses the treasury stock method to calculate the impact of outstanding stock options. Stock options for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the calculation.

  For the years ended September 30, 2000, 1999 and 1998, options for 20 million, 28 million and 18 million shares, respectively, were excluded from the diluted EPS calculation for Disney common stock because they were anti-dilutive. For the year ended September 30, 2000, all Internet Group options were anti-dilutive and, accordingly, options for 19 million shares were excluded from the diluted EPS calculation for Internet Group common stock.

  In addition to the consolidated results of operations for The Walt Disney Company, the Company has also presented the operating results attributable to Disney common stock (NYSE:DIS). Disney's allocated earnings represent the results of Disney's operations and the portion of the net loss of the Internet Group attributed to Disney common stock. For fiscal 2000, the Disney statement reflects approximately 71% of the Internet Group's net loss. Both the Disney and Internet Group common stocks are classes of common stock issued by The Walt Disney Company.

Stock Options
  The Company uses the intrinsic-value method of accounting for stock-based awards granted to employees and, accordingly, does not recognize compensation expense for its stock-based awards to employees in the Consolidated Statements of Income. See Note 10 for supplemental information on the impact of the fair-value method of accounting for stock options.

Reclassifications
  Certain reclassifications have been made in the 1999 and 1998 financial statements to conform to the 2000 presentation.

2 Acquisitions and Dispositions

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

  On November 17, 1999, stockholders of the Company and Infoseek approved the Company's acquisition of the remaining interest in Infoseek that the Company did not already own. The acquisition was effected by the creation and issuance of a new class of common stock, called GO.com common stock, in exchange for outstanding Infoseek shares, at an exchange rate of 1.15 shares of GO.com common stock for each Infoseek share. Upon consummation of the acquisition, the Company combined its Internet and direct marketing businesses with Infoseek to create a single Internet and direct marketing business called GO.com. On August 2, 2000, the Internet and direct marketing business was renamed Walt Disney Internet Group.

  Effective November 18, 1999, shares of the Company's existing common stock were reclassified as Disney common stock, to track the financial performance of the Company's businesses other than the Internet Group, plus Internet Group losses attributed to Disney common stock. For fiscal 2000, approximately 71% of Internet Group losses were attributed to Disney common stock.

  The acquisition has been accounted for as a purchase, and the acquisition cost of $2.1 billion has been allocated to the assets acquired and liabilities assumed based on estimates of their respective fair values. Assets acquired totaled $130 million and liabilities assumed were $46 million. A total of approximately $2.0 billion, representing the excess of acquisition cost over the fair value of Infoseek's net assets, has been allocated to identifiable intangible assets and goodwill of $1.9 billion, and is being amortized over two to nine years. The Company determined the economic useful life of acquired goodwill by giving consideration to the useful lives of Infoseek's identifiable intangible assets, including developed technology, trademarks, user base, joint venture agreements and in-place workforce. In addition, the Company considered the competitive environment and the rapid pace of technological change in the Internet industry.

  In November 1999, the Company sold Fairchild Publications which it had acquired as part of the 1996 acquisition of ABC, Inc., generating a pre-tax gain of $243 million.

  In June 2000, the Company sold its 33% interest in Eurosport, a European sports cable service, for $155 million. The sale resulted in a pre-tax gain of $93 million.

  In July 2000, the Company's Internet Group sold Ultraseek Corporation, a subsidiary that provides intranet search software, which it had acquired as part of its acquisition of Infoseek. Proceeds from the sale consisted of shares of common stock of the purchaser, Inktomi Corporation, a publicly held company, and cash with an aggregate fair value totaling $313 million. The sale resulted in a pre-tax gain of $153 million ($39 million after tax). Since October 2000, the stock price of Inktomi shares declined, like those of many technology companies, and as of November 30, 2000, there was an unrealized loss of $154 million on the remaining shares of stock that the Company held at September 30, 2000.

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

                                                         Year Ended
                                                        September 30,
                                                       ----------------
                                                        2000     1999
                                                       -------  -------
     Revenues                                          $25,412  $23,400
     Net income                                            832      323
     Diluted earnings (loss) per share attributed to:
       Disney common stock                                0.55     0.29
       Internet Group common stock                       (7.10)   (6.66)

  The pro forma amounts above exclude charges for purchased in-process research and development costs of $23 million and $117 million in 2000 and 1999, respectively.

3 Financial Information for Disney and Internet Group Common Stock

  On November 17, 1999, the Company issued a new class of common stock to track the performance of its Internet and direct marketing businesses (Note
2). Accordingly, the Company now has two classes of common stock, Disney common stock (NYSE:DIS) and Internet Group common stock (NYSE:DIG). The Company presents financial position, results of operations and cash flows for the businesses that each of its two classes of common stock are intended to track.

  Holders of both Disney and Internet Group common stock are stockholders of the Company and, as such, are subject to all risks associated with an investment in the Company and all of its businesses, assets and liabilities. In any liquidation, holders of Disney common stock and Internet Group common stock will have only the rights specified in the Company's certificate of incorporation and will not have any legal rights related to specific assets. In any liquidation, shareholders of each group will receive a fixed share of the net assets of the Company, which may not reflect the actual trading prices of the respective classes of stock at such time.

  Financial impacts that affect the Company's consolidated results of operations or financial position could affect the results of operations or financial condition of the Internet Group or the market price of the Internet Group common stock. In addition, any dividends or distributions on, or repurchases of, Disney common stock will reduce the assets of the Company legally available for dividends on Internet Group common stock.

  Income statement, balance sheet and cash flow information for the Disney and Internet Group common stocks for the year ended September 30, 2000 is as follows:

                       CONSOLIDATING STATEMENT OF INCOME

Year Ended September 30, 2000
-------------------------------------------------------------------------------
                                          Disney    Internet Group
                                       Common Stock  Common Stock  Consolidated
                                       ------------ -------------- ------------
Revenues                                 $25,034       $   368       $25,402
Cost and expenses                         20,551           770        21,321
Amortization of intangible assets            442           791         1,233
Gain on sale of Ultraseek                    --            153           153
Gain on sale of Fairchild                    243           --            243
                                         -------       -------       -------
Operating income (loss)                    4,284        (1,040)        3,244
Corporate and other activities               (93)          (12)         (105)
Equity in Infoseek loss                      --            (41)          (41)
Gain on sale of Eurosport                     93           --             93
Net interest expense                        (525)          (33)         (558)
                                         -------       -------       -------
Income (loss) before income taxes and
 minority interests                        3,759        (1,126)        2,633
Income taxes                              (1,695)           89        (1,606)
Minority interests                          (127)           20          (107)
                                         -------       -------       -------
Income (loss) before attribution           1,937        (1,017)          920
Income attribution                          (741)          741           --
                                         -------       -------       -------
Attributed net income                    $ 1,196       $  (276)      $   920
                                         =======       =======       =======
Attributed earnings (loss) per share:
  Diluted                                $  0.57       $ (6.18)
                                         =======       =======
  Basic                                  $  0.58       $ (6.18)
                                         =======       =======
Average number of common and common
 equivalent shares outstanding:
  Diluted                                  2,103            45
                                         =======       =======
  Basic                                    2,074            45
                                         =======       =======

  The unaudited pro forma information below presents combined results of operations for Disney common stock and Internet Group common stock as if the Infoseek acquisition and the disposition of Fairchild Publications had occurred at the beginning of fiscal 1999 (Note 2).

                                         Year Ended September 30,
                                      --------------------------------
                                          Disney      Internet Group
                                       Common Stock    Common Stock
                                      --------------- ----------------
                                       2000    1999    2000     1999
                                      ------- ------- -------  -------
   Revenues                           $25,020 $23,052 $   392  $   348
   Attributed net income (loss)         1,149     609    (317)    (286)
   Diluted earnings (loss) per share     0.55    0.29   (7.10)   (6.66)

                     CONDENSED CONSOLIDATING BALANCE SHEET

September 30, 2000
------------------------------------------------------------------------------
                                            Internet
                                    Disney   Group
                                    Common   Common
                                     Stock   Stock   Eliminations Consolidated
                                    ------- -------- ------------ ------------
ASSETS
Current assets                      $ 9,872  $  135    $   --       $10,007
Intergroup loan receivable              223     124       (347)         --
Film and television costs             2,895     --         --         2,895
Deferred income taxes                   --        6         (6)         --
Investments                           2,055     215        --         2,270
Retained interest in the Internet
 Group                                1,106     --      (1,106)         --
Parks, resorts and other property,
 at cost, net                        12,207     103        --        12,310
Intangible assets, net               14,748   1,369        --        16,117
Other assets                          1,425       3        --         1,428
                                    -------  ------    -------      -------
                                    $44,531  $1,955    $(1,459)     $45,027
                                    =======  ======    =======      =======
LIABILITIES AND GROUP EQUITY
Current liabilities                 $ 8,230  $  172        --       $ 8,402
Borrowings                            6,959     --         --         6,959
Intergroup loan payable                 124     223       (347)         --
Deferred income taxes                 2,839     --          (6)       2,833
Other long term liabilities,
 unearned royalties and other
 advances                             2,367      10        --         2,377
Minority interests                      356     --         --           356
Group equity                         23,656   1,550     (1,106)      24,100
                                    -------  ------    -------      -------
                                    $44,531  $1,955    $(1,459)     $45,027
                                    =======  ======    =======      =======

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW

Year Ended September 30, 2000
---------------------------------------------------------------------------------
                                                            Internet
                                                   Disney    Group
                                                   Common    Common
                                                    Stock    Stock   Consolidated
                                                   -------  -------- ------------
CASH PROVIDED BY OPERATIONS                        $ 6,589   $(155)    $ 6,434
                                                   -------   -----     -------
INVESTING ACTIVITIES
  Dispositions                                         909       4         913
  Film and television costs                         (2,679)    --       (2,679)
  Investments in parks, resorts and other property  (1,955)    (58)     (2,013)
  Intergroup borrowings, net                           124    (124)        --
  Other                                                (37)     46           9
                                                   -------   -----     -------
                                                    (3,638)   (132)     (3,770)
                                                   -------   -----     -------
FINANCING ACTIVITIES
  Intergroup capital contributions                     (22)     22         --
  Borrowings, net                                   (2,122)      4      (2,118)
  Intergroup borrowings, net                          (251)    251         --
  Other                                               (124)      6        (118)
                                                   -------   -----     -------
                                                    (2,519)    283      (2,236)
                                                   -------   -----     -------
Increase (Decrease) in cash and cash equivalents       432      (4)        428
Cash and cash equivalents, beginning of year           408       6         414
                                                   -------   -----     -------
Cash and cash equivalents, end of year             $   840   $   2     $   842
                                                   =======   =====     =======

4 Investment in Euro Disney

  Euro Disney operates the Disneyland Paris theme park and resort complex on a 4,800-acre site near Paris, France. The Company accounts for its 39% ownership interest in Euro Disney using the equity method of accounting. As of September 30, 2000, the Company's recorded investment in Euro Disney, including accounts and notes receivable, was $337 million.

  In connection with the financial restructuring of Euro Disney in 1994, Euro Disney Associes S.N.C. (Disney SNC), a wholly-owned affiliate of the Company, entered into a lease arrangement with a noncancelable term of 12 years related to substantially all of the Disneyland Paris theme park assets, and then entered into a 12-year sublease agreement with Euro Disney. Remaining lease rentals at September 30, 2000 of FF 6.7 billion ($909 million) receivable from Euro Disney under the sublease approximate the amounts payable by Disney SNC under the lease. At the conclusion of the sublease term, Euro Disney will have the option to assume Disney SNC's rights and obligations under the lease. If Euro Disney does not exercise its option, Disney SNC may purchase the assets, continue to lease the assets or elect to terminate the lease, in which case Disney SNC would make a termination payment to the lessor equal to 75% of the lessor's then outstanding debt related to the theme park assets, estimated to be $1.0 billion; Disney SNC could then sell or lease the assets on behalf of the lessor to satisfy the remaining debt, with any excess proceeds payable to Disney SNC.

  Also, as part of the restructuring, the Company agreed to arrange for the provision of a 10-year unsecured standby credit facility of FF 1.1 billion ($148 million), upon request, bearing interest at PIBOR. As of September 30, 2000, Euro Disney had not requested that the Company establish this facility. The Company also agreed, as long as any of the restructured debt is outstanding, to maintain ownership of at least 25% of the outstanding common stock of Euro Disney through June 2004 and at least 16.67% for an additional term thereafter.

  After a five-year waiver resulting from the restructuring, royalties and management fees from Euro Disney were partially reinstated beginning fiscal year 1999. As a result, the Company earned approximately $30 million and $33 million in royalties and management fees in fiscal year 2000 and 1999, respectively. Royalties will be fully reinstated beginning in fiscal year 2004 and management fees will be progressively reinstated through fiscal year 2018.

  In November 1999, Euro Disney stockholders approved an increase in share capital through an equity rights offering. The offering raised $238 million. The net proceeds are to be used to partially finance the construction of a second theme park, Disney Studios, adjacent to the Magic Kingdom. The Company subscribed to approximately $91 million of the equity rights offering, maintaining its 39% interest in Euro Disney. Disney Studios is expected to open in spring 2002.

5 Film and Television Costs

                                2000   1999
-------------------------------------------
Theatrical film costs
  Released, less amortization $2,571 $2,246
  In-process                   1,644  1,966
                              ------ ------
                               4,215  4,212
                              ------ ------
Television costs
  Released, less amortization    682    582
  In-process                     403    643
                              ------ ------
Television broadcast rights    1,085  1,225
                              ------ ------
                               1,201  1,123
                              ------ ------
                               6,501  6,560
Less: current portion          3,606  3,598
                              ------ ------
Non-current portion           $2,895 $2,962
                              ====== ======

  Based on management's total gross revenue estimates as of September 30, 2000, approximately 76% of unamortized film and television costs (except in-process) are expected to be amortized during the next three years.

6 Borrowings

  The Company's borrowings at September 30, 2000 and 1999, including interest rate swaps designated as hedges, are summarized below.

                                                    2000
                          --------------------------------------------------------
                                           Interest rate and
                                             cross-currency
                                               swaps (f)
                                   Stated  ------------------ Effective
                                  Interest             Pay    Interest     Swap
                          Balance Rate (e) Pay Float  Fixed   Rate (g)  Maturities
                          ------- -------- --------- -------- --------- ----------
Commercial paper due
 2001 (a)                 $  940    6.5%   $     --  $   900     5.5%   2001-2002
U.S. dollar notes and
 debentures due 2001-
 2093 (b) (h)              7,578    6.4%       3,472     --      6.8%   2001-2030
Dual currency and
 foreign notes due 2001-
 2003 (c)                    146    6.9%         146     --      6.5%   2001-2003
Senior participating
 notes due 2001 (d)          469    4.2%         --      --      n/a          n/a
Other due 2000-2027          328    6.4%         --      --      n/a          n/a
                          ------
                           9,461    6.3%         --      --
Less: current portion      2,502                 --      --
                          ------           --------- -------
Total long-term
 borrowings               $6,959           $   3,618 $   900
                          ======           ========= =======

                                                   1999
                          -------------------------------------------------------
                                           Interest rate and
                                            cross-currency
                                               swaps (f)
                                   Stated  ----------------- Effective
                                  Interest   Pay      Pay    Interest     Swap
                          Balance Rate (e)  Float    Fixed   Rate (g)  Maturities
                          ------- -------- -------- -------- --------- ----------
Commercial paper due
 2000 (a)                 $ 1,748   5.1%   $    --  $  1,700    5.4%   2001-2002
U.S. dollar notes and
 debentures due 2000-
 2093 (b) (h)               7,545   6.3%      3,840      500    6.1%   2000-2029
Dual currency and
 foreign notes due 2000-
 2003 (c)                     765   6.4%        765      --     5.1%   2000-2003
Senior participating
 notes due 2000-2001 (d)    1,247   2.7%        --       --     n/a          n/a
Other due 2000-2027           388   5.5%        --       --     n/a          n/a
                          -------
                           11,693   5.7%        --       --
Less current portion        2,415               --       --
                          -------          -------- --------
Total long-term
 borrowings               $ 9,278          $  4,605 $  2,200
                          =======          ======== ========

--------
(a) The Company has established bank facilities totaling $4.8 billion, which expire in one to five years. Under the bank facilities, the Company has the option to borrow at various interest rates. Commercial paper is classified as long-term since the Company intends to refinance these borrowings on a long-term basis through continued commercial paper borrowings supported by available bank facilities.
(b) Includes $571 million in 2000 and $722 million in 1999 of minority interest in a real estate investment trust established by the Company.

(c) Amounts at September 30, 2000 are denominated in Swiss francs and South African rands. Amounts at September 30, 1999 are denominated principally in Japanese yen and Italian lira.
(d) Additional interest may be paid based on the performance of designated portfolios of films. The effective interest rate was 6.5% and 6.8% at September 30, 2000 and September 30, 1999, respectively.
(e) The stated interest rate represents the weighted-average coupon rate for each category of borrowings. For floating rate borrowings, interest rates are based upon the rates at September 30, 2000 and 1999; these rates are not necessarily an indication of future interest rates.
(f) Amounts represent notional values of interest rate swaps.
(g) The effective interest rate reflects the effect of interest rate and cross-currency swaps entered into with respect to certain of these borrowings as indicated in the "Pay Float" and "Pay Fixed" columns.
(h) Includes $102 million in 2000 and $306 million in 1999 of mandatorily redeemable preferred stock maturing in 2004.

  Borrowings, excluding commercial paper and minority interest, have the following scheduled maturities:

              2001        $2,431
              2002           751
              2003           179
              2004           903
              2005           750
              Thereafter   2,936

  The Company capitalizes interest on assets constructed for its parks, resorts and other property, and on theatrical and television productions in process. In 2000, 1999 and 1998, respectively, total interest costs incurred were $730 million, $826 million and $824 million, of which $132 million, $109 million and $139 million were capitalized.

7 Income Taxes

                                                    2000     1999     1998
-----------------------------------------------------------------------------
Income Before Income Taxes and Minority Interests
Domestic (including U.S. exports)                  $ 2,509  $ 2,288  $ 3,186
Foreign subsidiaries                                   124      115       43
                                                   -------  -------  -------
                                                   $ 2,633  $ 2,403  $ 3,229
                                                   =======  =======  =======
Income Tax Provision
Current
  Federal                                          $   977  $   715  $   698
  State                                                182      140      119
  Foreign (including withholding)                      177      174      139
                                                   -------  -------  -------
                                                     1,336    1,029      956
                                                   -------  -------  -------
Deferred
  Federal                                              247      (21)     303
  State                                                 23        6       48
                                                   -------  -------  -------
                                                       270      (15)     351
                                                   -------  -------  -------
                                                   $ 1,606  $ 1,014  $ 1,307
                                                   =======  =======  =======
Components of Deferred Tax Assets and Liabilities
Deferred tax assets
  Accrued liabilities                              $  (990) $(1,112)
  Net operating loss carryforward                      (41)     --
  Other, net                                           (16)     (82)
                                                   -------  -------
    Total deferred tax assets                       (1,047)  (1,194)
                                                   -------  -------
Deferred tax liabilities
  Depreciable, amortizable and other property        2,541    2,469
  Licensing revenues                                   132      232
  Leveraged leases                                     323      327
  Investment in Euro Disney                            207      169
                                                   -------  -------
    Total deferred tax liabilities                   3,203    3,197
                                                   -------  -------
Net deferred tax liability before valuation
 allowance                                           2,156    2,003
Valuation allowance                                     54       50
                                                   -------  -------
Net deferred tax liability                         $ 2,210  $ 2,053
                                                   =======  =======
Reconciliation of Effective Income Tax Rate
Federal income tax rate                               35.0%    35.0%    35.0%
Nondeductible amortization of intangible assets       14.8      5.8      4.3
State taxes, net of federal income tax benefit         5.1      4.0      3.4
Dispositions                                           7.5      --       --
Other, net                                            (1.4)    (2.6)    (2.2)
                                                   -------  -------  -------
                                                      61.0%    42.2%    40.5%
                                                   =======  =======  =======

  Deferred tax assets at September 30, 2000, were reduced by a valuation allowance relating to a portion of the tax benefits attributable to certain net operating losses (NOLs) reflected on state tax returns of Infoseek and its subsidiaries for periods prior to the Infoseek acquisition on November 18, 1999 (Note 2), where applicable state tax laws limit the utilization of such NOLs. Since this valuation allowance relates to acquired deferred tax assets, the subsequent realization of these tax benefits would result in the application of the allowance amount as a reduction to goodwill. Deferred tax assets at September 30, 1999, do not include the NOLs of Infoseek and its subsidiaries as the Company's investment in Infoseek was accounted for under the equity method prior to the November 18, 1999 acquisition.

  At September 30, 2000, approximately $121 million of NOL carryforwards is available to offset taxable income through the year 2019. While the acquisition of Infoseek by the Internet Group constituted a change in ownership as defined under Section 382 of the Internal Revenue Code, the resulting annual limitation on the use of Infoseek's pre-acquisition NOLs exceeds the remaining amount of NOL carryforwards and will not limit their utilization.

  In 2000, 1999 and 1998, income tax benefits attributable to employee stock option transactions of $197 million, $96 million, and $327 million, respectively, were allocated to stockholders' equity.

8 Pension and Other Benefit Programs

  The Company maintains pension and postretirement medical benefit plans covering most of its domestic employees not covered by union or industry-wide plans. Employees hired after January 1, 1994 are not eligible for postretirement medical benefits. With respect to its qualified defined benefit pension plans, the Company's policy is to fund, at a minimum, the amount necessary on an actuarial basis to provide for benefits in accordance with the requirements of the Employee Retirement Income Security Act of 1974. Pension benefits are generally based on years of service and/or compensation.

  The following chart summarizes the balance sheet impact, as well as the benefit obligations, assets, funded status and rate assumptions associated with the pension and postretirement medical benefit plans.

                                                          Postretirement
                                         Pension Plans     Benefit Plans
                                        ----------------  ----------------
                                         2000     1999     2000     1999
                                        -------  -------  -------  -------
Reconciliation of funded status of the
 plans and the amounts included in the
 Company's Consolidated Balance
 Sheets:

Projected benefit obligations
  Beginning obligations                 $(1,779) $(1,793) $  (291) $  (321)
  Service cost                              (87)     (89)     (10)     (12)
  Interest cost                            (131)    (119)     (21)     (21)
  Amendments                                --        (9)     (24)     --
  Actuarial gains (losses)                   89      160      (80)      52
  Benefits paid                              78       71       13       11
  Curtailment gains                           5      --       --       --
                                        -------  -------  -------  -------
  Ending obligations                     (1,825)  (1,779)    (413)    (291)
                                        -------  -------  -------  -------

                                                Pension     Postretirement
                                                 Plans       Benefit Plans
                                              ------------  ----------------
                                              2000   1999    2000     1999
                                              -----  -----  -------  -------
Reconciliation of funded status of the plans
 and the amounts included in the Company's
 Consolidated Balance Sheets (continued):

Fair value of plans' assets
  Beginning fair value                        2,211  2,014      203      185
  Actual return on plans' assets                674    249       58       21
  Employer contributions                          5     36        8        7
  Participants' contributions                     1      1      --       --
  Benefits paid                                 (78)   (71)     (13)     (11)
  Expenses                                      (40)   (18)     --       --
                                              -----  -----  -------  -------
  Ending fair value                           2,773  2,211      256      202
                                              -----  -----  -------  -------

Funded status of the plans                      948    432     (157)     (89)
  Unrecognized net gain                        (779)  (275)     (38)     (85)
  Unrecognized prior service (benefit) cost       1     (1)       5        6
                                              -----  -----  -------  -------
Net balance sheet asset (liability)           $ 170  $ 156  $  (190) $  (168)
                                              =====  =====  =======  =======

Amounts recognized in the balance sheet
 consist of:
  Prepaid benefit cost                        $ 310  $ 288  $    31  $    29
  Accrued benefit liability                    (140)  (132)    (221)    (197)
                                              -----  -----  -------  -------
                                              $ 170  $ 156  $  (190) $  (168)
                                              =====  =====  =======  =======

Rate Assumptions:
  Discount rate                                 8.0%   7.5%     8.0%     7.5%
  Rate of return on plans' assets              10.0%  10.5%    10.0%    10.5%
  Salary increases                              5.5%   5.1%     n/a      n/a
  Annual increase in cost of benefits           n/a    n/a      7.5%     6.1%

  The projected benefit obligations, accumulated benefit obligations and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $126 million, $94 million and $0 for 2000, respectively, and $110 million, $83 million and $0 for 1999, respectively.

  The accumulated postretirement benefit obligations and fair value of plan assets for postretirement plans with accumulated postretirement benefit obligations in excess of plan assets were $319 million and $90 million for 2000, respectively, and $231 million and $72 million for 1999, respectively.

  Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement medical benefit plans. A one percentage point decrease in the assumed health care cost trend rates would reduce total service and interest costs and postretirement benefit obligations by $8 million and $66 million, respectively. A one percentage point increase in the assumed health care cost trend rates would increase total service and interest costs and postretirement benefit obligations by $12 million and $87 million, respectively. The annual increase in cost of postretirement benefits is assumed to decrease 0.3 percentage points per year until reaching 5.4% and then decrease by 0.4 percentage points for one year to a 5.0% ultimate rate.

  The Company's accumulated pension benefit obligations at September 30, 2000 and 1999 were $1.6 billion, of which 97.7% and 97.6% were vested, respectively. In addition, the Company contributes to various pension plans under union and industry-wide agreements.

  The income statement expenses (credits) of pension plans for 2000, 1999 and 1998 totaled $(3) million, $11 million and $12 million, respectively. The discount rate, rate of return on plan assets and salary increase assumptions for the pension plans were 6.8%, 10.5% and 4.4%, respectively, in 1998. The income statement expense (credits) for postretirement benefit plans for 2000, 1999 and 1998 were $6 million, $10 million and $(13) million, respectively. The discount rate, rate of return on plan assets and annual increase in cost of postretirement benefits assumptions were 6.8%, 10.5% and 6.4%, respectively, in 1998.

  The market values of the Company's shares held by the pension plan master trust as of September 30, 2000 and 1999 were $107 million and $73 million, respectively.

  For eligible employees, the Company has savings and investment plans which allow eligible employees to allocate up to 10% or 15% of salary through payroll deductions depending on the plan in which the employee participates. The Company matches 50% of the employee's pre-tax contributions, up to plan limits. In 2000, 1999 and 1998, the costs of such plans were $30 million, $29 million and $31 million, respectively.

9 Stockholders' Equity

  As described more fully in Note 2, effective November 18, 1999, shares of the Company's existing common stock were reclassified as Disney common stock, to track the financial performance of the Company's businesses other than the Internet Group, plus Internet Group losses attributed to Disney. In addition, the Company issued a new class of common stock, currently called Internet Group common stock.

  In June 1998, the Company effected a three-for-one split of its common stock, by means of a special stock dividend. Stockholders' equity has been restated to give retroactive recognition to the stock split in prior periods by reclassifying from retained earnings to common stock the par value of additional shares issued pursuant to the split. In connection with the common stock split, the Company amended its corporate charter to increase the authorized Disney common stock from 1.2 billion shares to 3.6 billion shares. The Board of Directors also approved an increase in the Disney share repurchase authorization to 133.3 million shares of common stock pre-split or 400 million post-split. All share data included herein have been restated to reflect the split. For the year, the Company repurchased a total of 4.9 million shares of Disney common stock for approximately $155 million. As of September 30, 2000, the Company was authorized to repurchase approximately 394 million additional Disney shares.

  In April 2000, the Company's Board of Directors approved a share repurchase program for up to five million shares of Internet Group common stock in the open market. During the year, the Company's Internet Group repurchased a total of 0.9 million Internet Group shares for approximately $11 million. The Company was authorized to repurchase 4.1 million additional Internet Group shares as of September 30, 2000.

  In 1996, the Company established the TWDC Stock Compensation Fund pursuant to the repurchase program to acquire shares of Company common stock for the purpose of funding certain stock-based compensation. All shares acquired by the Fund were disposed of and the Fund was dissolved in April 1999. In December 1999 the Company established the TWDC Stock Compensation Fund II (Fund II) pursuant to the repurchase program to acquire shares of both Disney and Internet Group common stock for the purpose of funding certain future stock-based compensation. Any shares acquired by Fund II that are not utilized must be disposed of by December 31, 2002.

  During 1998, the Company's Board of Directors decided to move to an annual, rather than quarterly, dividend policy to reduce costs and simplify payments to the more than 2.7 million stockholders of Company common stock. The Company paid a $434 million dividend ($0.21 per Disney share) during the first quarter of the current year applicable to fiscal 1999. Accordingly, there was no dividend payment during the year ended September 30, 1999. On November 28, 2000, the

Board of Directors declared a cash dividend of $0.21 per Disney share applicable to fiscal 2000. The dividend is payable December 22, 2000 to stockholders of Disney common stock at the close of business December 8, 2000.

10 Stock Incentive Plans

  Under various plans, the Company may grant stock options and other awards for both classes of stock to key executive, management and creative personnel at exercise prices equal to or exceeding the market price at the date of grant. In general, options for Disney common stock become exercisable over a five-year period from the grant date and expire 10 years after the date of grant. Options for Internet Group common stock become exercisable over a four-year period from the grant date and expire 10 years after the date of grant. In certain cases for senior executives, options become exercisable over periods up to 10 years and expire up to 15 years after date of grant. Disney and Internet Group shares available for future option grants at September 30, 2000, totaled 76 million and 5 million, respectively.

  On November 26, 2000, one of the Company's stock incentive plans expired, reducing the number of Disney shares available for future option grants by 21 million.

  The following table summarizes information about Disney stock option transactions (shares in millions):

                                  2000                  1999                  1998
                          --------------------- --------------------- ---------------------
                                    Weighted              Weighted              Weighted
                                    Average               Average               Average
                          Shares Exercise Price Shares Exercise Price Shares Exercise Price
                          ------ -------------- ------ -------------- ------ --------------
Outstanding at beginning
 of year                   159       $24.29      163       $21.70      183       $17.44
Awards canceled            (18)       29.56       (9)       27.35      (10)       20.98
Awards granted              49        32.92       20        32.97       27        33.07
Awards exercised           (28)       18.94      (15)       13.92      (37)        9.06
                           ---                   ---                   ---
Outstanding at September
 30                        162       $27.24      159       $24.29      163       $21.70
                           ===                   ===                   ===
Exercisable at September
 30                         51       $21.22       57       $19.01       51       $16.34
                           ===                   ===                   ===

  The following table summarizes information about Internet Group stock option transactions (shares in millions):

                                               2000
                                       ----------------------
                                                  Weighted
                                                  Average
                                       Shares  Exercise Price
                                       ------  --------------
     Outstanding at beginning of year    --           --
     Options converted(/1/)            11.66       $24.54
     Awards canceled                   (8.75)       28.79
     Awards granted                    27.63        20.48
     Awards exercised                  (2.36)        7.20
                                       -----
     Outstanding at September 30       28.18       $20.70
                                       =====
     Exercisable at September 30        1.83       $26.43
                                       =====

--------
(1) Represents options held by Infoseek shareholders that were converted into options to purchase Internet Group common stock on November 17, 1999, when the Company acquired the remaining interest in Infoseek (Note 2).

  The following table summarizes information about Disney stock options outstanding at September 30, 2000 (shares in millions):

                                 Outstanding                         Exercisable
                 -------------------------------------------- -------------------------
                             Weighted Average     Weighted                  Weighted
   Range of        Number   Remaining Years of    Average       Number      Average
Exercise Prices  of Options  Contractual Life  Exercise Price of Options Exercise Price
---------------  ---------- ------------------ -------------- ---------- --------------
  $ 5-$ 9             1             0.8            $ 9.10          1         $ 9.10
  $10-$14             8             3.2             13.59          8          13.58
  $15-$19            14             3.6             18.33         14          18.32
  $20-$24            42             6.3             21.53         17          21.54
  $25-$29            34             8.3             26.89          7          26.78
  $30-$34            38             9.1             32.95          2          32.67
  $35-$39            14             8.1             37.33          2          37.63
  $40-$44            11            10.0             40.96         --            --
                    ---                                          ---
                    162                                           51
                    ===                                          ===

  The following table summarizes information about Internet Group stock options outstanding at September 30, 2000 (shares in millions):

                                 Outstanding                         Exercisable
                 -------------------------------------------- -------------------------
                             Weighted Average     Weighted                  Weighted
   Range of        Number   Remaining Years of    Average       Number      Average
Exercise Prices  of Options  Contractual Life  Exercise Price of Options Exercise Price
---------------  ---------- ------------------ -------------- ---------- --------------
  $ 0-$ 4           0.29           5.4             $ 1.16        0.27        $ 0.87
  $ 5-$ 9           0.29           6.7               8.32        0.21          8.08
  $10-$14          14.31           9.7              12.14        0.04         14.36
  $15-$19           0.21           7.4              17.11        0.11         17.09
  $20-$24           1.47           9.3              21.97        0.04         23.28
  $25-$29           5.45           9.2              25.94        0.39         26.56
  $30-$34           0.12           8.3              31.90        0.03         32.48
  $35-$39           5.36           9.0              35.70        0.46         37.13
  $40-$44           0.40           8.3              43.47        0.16         43.51
  $45-$100          0.28           7.8              60.86        0.12         60.09
                   -----                                         ----
                   28.18                                         1.83
                   =====                                         ====

  The following table reflects pro forma net income and earnings per share had the Company elected to adopt the fair value approach of SFAS 123 (in millions, except for per share data):

   Disney                                            2000    1999   1998
   ------                                           ------- ------ -------
   Attributed net income:
     As reported                                    $ 1,196 $1,300 $ 1,850
     Pro forma                                          958  1,169   1,749
   Diluted earnings per share attributed to Disney
    common stock:
     As reported                                       0.57   0.62    0.89
     Pro forma                                         0.46   0.56    0.84

   Internet Group                                                      2000
   --------------                                                     ------
   Attributed net loss:
     As reported                                                      $ (276)
     Pro forma                                                          (286)
   Diluted loss per share attributed to Internet Group common stock:
     As reported                                                       (6.18)
     Pro forma                                                         (6.42)

  These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years.

  The weighted average fair values of Disney options at their grant date during 2000, 1999 and 1998, where the exercise price equaled the market price on the grant date, were $12.49, $11.11 and $10.82, respectively. The weighted average fair value of options at their grant date during 1998, where the exercise price exceeded the market price on the grant date, was $8.55. No such options were granted during 2000 and 1999. The estimated fair value of each Disney option granted is calculated using the Black-Scholes option-pricing model. The weighted average assumptions used in the model were as follows:

     Disney Shares                    2000  1999  1998
     -------------                    ----  ----  ----
       Risk-free interest rate        6.5%  5.3%  5.4%
       Expected years until exercise  6.0   6.0   6.0
       Expected stock volatility       26%   25%   23%
       Dividend yield                 .59%  .69%  .71%

  The weighted average fair values of the Internet Group options at their grant date during 2000, where the exercise price equaled the market price on the grant date, was $15.00. The estimated fair value of each Internet Group option granted is calculated using the Black-Scholes option-pricing model. The weighted average assumptions used in the model were as follows:

     Internet Group Shares            2000
     ---------------------            ----
       Risk-free interest rate        6.4%
       Expected years until exercise  6.0
       Expected stock volatility       80%
       Dividend yield                 0.0%

11 Detail of Certain Balance Sheet Accounts

                                                           2000     1999
                                                          -------  -------
Current receivables
  Trade, net of allowances                                $ 3,210  $ 3,160
  Other                                                       389      473
                                                          -------  -------
                                                          $ 3,599  $ 3,633
                                                          =======  =======

Other current assets
  Prepaid expenses                                        $   493  $   515
  Other                                                       142      164
                                                          -------  -------
                                                          $   635  $   679
                                                          =======  =======

Intangible assets
  Cost in excess of ABC's net assets acquired             $13,780  $14,248
  Cost in excess of Infoseek's net assets acquired          1,966      --
  Trademarks                                                1,112    1,100
  FCC licenses                                              1,100    1,100
  Other                                                     1,080      856
  Accumulated amortization                                 (2,921)  (1,609)
                                                          -------  -------
                                                          $16,117  $15,695
                                                          =======  =======

Accounts and taxes payable and other accrued liabilities
  Accounts payable                                        $ 4,278  $ 3,628
  Payroll and employee benefits                               778      802
  Other                                                       105      158
                                                          -------  -------
                                                          $ 5,161  $ 4,588
                                                          =======  =======

12 Segments

  The Company is in the leisure and entertainment business and has operations in five major segments: Media Networks, Studio Entertainment, Parks & Resorts, Consumer Products and Internet Group, as described in Note 1.

  The operating segments reported below are the segments of the Company for which separate financial information is available and for which operating income amounts are evaluated regularly by executive management in deciding how to allocate resources and in assessing performance. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies (Note 1).

  Operating income amounts evaluated include earnings before Corporate and other activities, net interest expense, income taxes, minority interests, restructuring charges and amortization of intangible assets. Corporate and other activities principally consists of executive management, certain unallocated administrative support functions and income or loss from equity investments.

  The following segment results include allocations of certain costs, including certain information technology costs, pension, legal and other shared services, which are allocated based on consumption. In addition, while all significant intersegment transactions have been eliminated, Studio Entertainment revenues and operating income include an allocation of Consumer Products revenues, which is meant to reflect a portion of Consumer Products revenues attributable to certain film properties. These allocations are agreed-upon amounts between the businesses and may differ from amounts that would be negotiated in an arm's-length transaction.

Business Segments                            2000     1999     1998
----------------------------------------------------------------------
Revenues
  Media Networks                            $ 9,615  $ 7,970  $ 7,433
                                            -------  -------  -------
  Studio Entertainment
   Third parties                              5,913    6,090    6,492
   Intersegment                                  81       76       94
                                            -------  -------  -------
                                              5,994    6,166    6,586
                                            -------  -------  -------
  Parks & Resorts                             6,803    6,139    5,532
                                            -------  -------  -------
  Consumer Products
   Third parties                              2,703    3,030    3,259
   Intersegment                                 (81)     (76)     (94)
                                            -------  -------  -------
                                              2,622    2,954    3,165
                                            -------  -------  -------
  Internet Group                                368      206      260
                                            -------  -------  -------
    Total Consolidated Revenues             $25,402  $23,435  $22,976
                                            =======  =======  =======

Operating income
  Media Networks                            $ 2,298  $ 1,580  $ 1,757
  Studio Entertainment                          110      154      749
  Parks & Resorts                             1,620    1,479    1,288
  Consumer Products                             455      600      810
  Internet Group                               (402)     (93)     (94)
  Amortization of intangible assets          (1,233)    (456)    (431)
                                            -------  -------  -------
                                              2,848    3,264    4,079
  Restructuring charges                         --      (132)     (64)
  Gain on sale of Fairchild                     243      --       --
  Gain on sale of Starwave                      --       345      --
  Gain on sale of Ultraseek                     153      --       --
                                            -------  -------  -------
    Total Consolidated Operating Income     $ 3,244  $ 3,477  $ 4,015
                                            =======  =======  =======

Capital expenditures
  Media Networks                            $   198  $   159  $   245
  Studio Entertainment                           50       51      117
  Parks & Resorts                             1,523    1,699    1,624
  Consumer Products                              67      106       77
  Internet Group                                 58       17       27
  Corporate                                     117      102      224
                                            -------  -------  -------
    Total Consolidated Capital Expenditures $ 2,013  $ 2,134  $ 2,314
                                            =======  =======  =======

Depreciation expense
  Media Networks                            $   140  $   131  $   122
  Studio Entertainment                           54       64      115
  Parks & Resorts                               581      498      443
  Consumer Products                             104      124       85
  Internet Group                                 34        8       10
  Corporate                                      49       26       34
                                            -------  -------  -------
    Total Consolidated Depreciation Expense $   962  $   851  $   809
                                            =======  =======  =======

Business Segments                            2000     1999     1998
-----------------------------------------------------------------------------
Amortization expense
  Media Networks                            $   418  $   423  $   421
  Studio Entertainment                            1        1        1
  Parks & Resorts                                21       21        1
  Consumer Products                               2        6        1
  Internet Group                                791        5        7
                                            -------  -------  -------
    Total Consolidated Amortization Expense $ 1,233      456  $   431
                                            =======  =======  =======

Identifiable assets
  Media Networks(/1/)                       $20,049  $20,178  $19,452
  Studio Entertainment                        7,295    7,606    7,844
  Parks & Resorts(/1/)                       10,820   10,568    9,554
  Consumer Products                           1,105    1,548    1,414
  Internet Group(/1/)                         1,955      706      336
  Corporate(/2/)                              3,803    3,073    2,778
                                            -------  -------  -------
    Total Consolidated Assets               $45,027  $43,679  $41,378
                                            =======  =======  =======

Supplemental revenue data
  Media Networks
   Advertising                              $ 6,637  $ 5,486  $ 5,287
  Parks & Resorts
   Merchandise, food and beverage             2,094    1,860    1,780
   Admissions                                 2,006    1,878    1,739

Geographic Segments                          2000     1999     1998
-----------------------------------------------------------------------------
Revenues
  United States                             $20,771  $18,930  $18,658
  U.S. Exports                                1,164    1,147    1,036
  Europe                                      2,069    1,920    1,855
  Asia Pacific                                  929      926      900
  Latin America, Canada and Other               469      512      527
                                            -------  -------  -------
                                            $25,402  $23,435  $22,976
                                            =======  =======  =======

Operating income
  United States                             $ 2,987  $ 3,146  $ 3,468
  Europe                                        250      259      369
  Asia Pacific                                  193      227      217
  Latin America, Canada and Other                62      115      173
  Unallocated expenses                         (248)    (270)    (212)
                                            -------  -------  -------
                                            $ 3,244  $ 3,477  $ 4,015
                                            =======  =======  =======

Identifiable assets
  United States                             $43,284  $41,938  $39,462
  Europe                                      1,235    1,238    1,468
  Asia Pacific                                  281      319      270
  Latin America, Canada and Other               227      184      178
                                            -------  -------  -------
                                            $45,027  $43,679  $41,378
                                            =======  =======  =======
--------
(1) Included in identifiable assets are equity method investments as follows:

  Media Networks                            $   738  $   639  $   475
  Parks & Resorts                               337      296      340
  Internet Group                                 21      498        1

(2) Primarily deferred tax assets, other investments, fixed and other assets

13 Financial Instruments

Investments
  As of September 30, 2000 and 1999, the Company held $330 million and $102 million, respectively, of securities classified as available-for-sale. Realized gains and losses are determined principally on an average cost basis. In 2000, the Company recognized $41 million in gains on sales of securities, and recorded non-cash charges of $37 million to reflect impairments in the value of certain investments. In 1999, the Company recognized $70 million in gains on sales of securities. In 1998, realized gains and losses were not material. In 2000, 1999 and 1998, unrealized gains and losses on available-for-sale securities were not material.

  During 2000 and 1999, the Company hedged certain investment holdings using forward sale and collar contracts. The forward contracts, with notional amounts totaling $663 million and $718 million in 2000 and 1999, respectively, expire in four years. The collar contracts were terminated during 1999.

Interest Rate Risk Management
  The Company is exposed to the impact of interest rate changes. The Company's objective is to manage the impact of interest rate changes on earnings and cash flows and on the market value of its investments and borrowings. The Company maintains fixed rate debt as a percentage of its net debt between a minimum and maximum percentage, which is set by policy.

  The Company uses interest rate swaps and other instruments to manage net exposure to interest rate changes related to its borrowings and investments and to lower its overall borrowing costs. Significant interest rate risk management instruments held by the Company during 2000 and 1999 included pay-floating and pay-fixed swaps and interest rate caps. Pay-floating swaps effectively convert medium and long-term obligations to LIBOR rate indexed variable rate instruments. These swap agreements expire in one to 30 years. Pay-fixed swaps and interest rate caps effectively convert floating rate obligations to fixed rate instruments. The pay-fixed swaps expire in one to two years. The interest rate caps either expired or were terminated in 1999. As of September 30, 2000, the Company held $186 million of pay-floating swaps and $786 million of pay-fixed swaps that were not designated as hedges. The market values of these swaps as of September 30, 2000 have been included in current earnings.

  The following table reflects incremental changes in the notional or contractual amounts of the Company's interest rate contracts during 2000 and 1999. Activity representing renewal of existing positions is excluded.

                    September 30,           Maturities/              September 30,
                        1999      Additions Expirations Terminations     2000
                    ------------- --------- ----------- ------------ -------------
Pay-floating swaps     $3,840      $1,035     $  (194)    $(1,024)      $3,657
Pay-fixed swaps         2,200         186         --         (700)       1,686
                       ------      ------     -------     -------       ------
                       $6,040      $1,221     $  (194)    $(1,724)      $5,343
                       ======      ======     =======     =======       ======

                    September 30,           Maturities/              September 30,
                        1998      Additions Expirations Terminations     1999
                    ------------- --------- ----------- ------------ -------------
Pay-floating swaps     $2,886      $4,704     $  (925)    $(2,825)      $3,840
Pay-fixed swaps         2,900       2,200      (2,900)        --         2,200
Interest rate caps      1,100       2,500      (1,100)     (2,500)         --
                       ------      ------     -------     -------       ------
                       $6,886      $9,404     $(4,925)    $(5,325)      $6,040
                       ======      ======     =======     =======       ======

  The impact of interest rate risk management activities on income in 2000, 1999 and 1998 was not material. As of September 30, 2000 the Company had net deferred losses of $87 million from interest rate risk management transactions. The amount of deferred gains and losses from interest rate risk management transactions at September 30, 1999 was not material.

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

  The Company uses option strategies that provide for the sale of foreign currencies to hedge probable, but not firmly committed, revenues. While these hedging instruments are subject to fluctuations in value, such fluctuations are offset by changes in the value of the underlying exposures being hedged. The principal currencies hedged are the European euro, Japanese yen, British pound and Canadian dollar. The Company also uses forward contracts to hedge foreign currency assets and liabilities. Cross-currency swaps are used to hedge foreign currency-denominated borrowings.

  At September 30, 2000 and 1999, the notional amounts of the Company's foreign exchange risk management contracts, net of notional amounts of contracts with counterparties against which the Company has a legal right of offset, the related exposures hedged and the contract maturities are as follows:

                                 2000                        1999
                      --------------------------- ---------------------------
                                         Fiscal                      Fiscal
                      Notional Exposure   Year    Notional Exposure   Year
                       Amount   Hedged  Maturity   Amount   Hedged  Maturity
                      -------- -------- --------- -------- -------- ---------
Option contracts      $   734   $  442  2001-2003  $1,416   $  524    2000
Forward contracts       1,700    1,473  2001-2002   1,620    1,353    2000
Cross-currency swaps      146      146  2001-2003     765      765  2000-2003
                      -------   ------             ------   ------
                      $ 2,580   $2,061             $3,801   $2,642
                      =======   ======             ======   ======

  Gains and losses on contracts hedging anticipated foreign currency revenues and foreign currency commitments are deferred until such revenues are recognized or such commitments are met, and offset changes in the value of the foreign currency revenues and commitments. At September 30, 2000 and 1999, the Company had deferred gains of $24 million and $38 million, respectively, and deferred losses of $7 million and $26 million, respectively, related to foreign currency hedge transactions. Deferred amounts to be recognized can change with market conditions and will be substantially offset by changes in the value of the related hedged transactions. The impact of foreign exchange risk management activities on operating income in 2000 and in 1999 was a net gain of $195 million and $66 million, respectively.

Fair Value of Financial Instruments
  At September 30, 2000 and 1999, the Company's financial instruments included cash, cash equivalents, investments, receivables, accounts payable, borrowings and interest rate, forward and foreign exchange risk management contracts.

  At September 30, 2000 and 1999, the fair values of cash and cash equivalents, receivables and accounts payable approximated carrying values because of the short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on broker quotes or quoted market prices or rates for the same or similar instruments, and the related carrying amounts are as follows:

                                  2000               1999
                            -----------------  ------------------
                            Carrying   Fair    Carrying    Fair
                             Amount    Value    Amount    Value
                            --------  -------  --------  --------
Investments                 $   732   $   989  $    569  $    832
Borrowings                  $(8,890)  $(8,760) $(10,971) $(10,962)
Risk management contracts:
  Foreign exchange forwards $    16   $    22  $    (37) $    (27)
  Foreign exchange options       27        39        58        69
  Interest rate swaps             2       (83)       10       (46)
  Forward sale contracts        --         41       --        (36)
  Cross-currency swaps            5       (45)       13       (65)
                            -------   -------  --------  --------
                            $    50   $   (26) $     44  $   (105)
                            =======   =======  ========  ========

Credit Concentrations
  The Company continually monitors its positions with, and the credit quality of, the financial institutions that are counterparties to its financial instruments, and does not anticipate nonperformance by the counterparties. The Company would not realize a material loss as of September 30, 2000 in the event of nonperformance by any one counterparty. The Company enters into transactions only with financial institution counterparties that have a credit rating of A- or better. The Company's current policy regarding agreements with financial institution counterparties is generally to require collateral in the event credit ratings fall below A- or in the event aggregate exposures exceed limits as defined by contract. In addition, the Company limits the amount of investment credit exposure with any one institution. At September 30, 2000, financial institution counterparties posted collateral of $18 million to the Company, and the Company was required to collateralize $46 million of its financial instrument obligations.

  The Company's trade receivables and investments do not represent a significant concentration of credit risk at September 30, 2000, due to the wide variety of customers and markets into which the Company's products are sold, their dispersion across many geographic areas, and the diversification of the Company's portfolio among instruments and issuers.

New Accounting Guidance
  In June 1998, the Financial Accounting Standards Board (the FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), as amended by SFAS No. 137 and SFAS No. 138. SFAS 133 requires the Company to record all derivatives on the balance sheet at fair value. Changes in derivative fair values will either be recognized in earnings as offsets to the changes in fair value of related hedged assets, liabilities and firm commitments or, for forecasted transactions, deferred and recorded as a component of other stockholders' equity until the hedged transactions occur and are recognized in earnings. The ineffective portion of a hedging derivative's change in fair value will be immediately recognized in earnings.

  The Company will record a one-time after-tax charge for the initial adoption of SFAS 133 totaling $51 million in its income statement and will record an unrealized gain of $95 million in other accumulated comprehensive income for the quarter ending December 31, 2000.

14 Commitments and Contingencies

  The Company has various contractual commitments, including certain guarantees, which are primarily for the purchase of broadcast rights for various feature films, sports and other programming aggregating approximately $13.6 billion as of September 30, 2000, including approximately $7.1 billion related to NFL programming. This amount is substantially payable over the next six years.

  The Company has various real estate operating leases, including retail outlets for the distribution of consumer products and office space for general and administrative purposes. Future minimum lease payments under these non-cancelable operating leases totaled $2.2 billion at September 30, 2000, payable as follows:

             2001        $  293
             2002           263
             2003           232
             2004           202
             2005           166
             Thereafter   1,037

  Rental expense for the above operating leases during 2000, 1999 and 1998, including overages, common-area maintenance and other contingent rentals, was $482 million, $385 million and $321 million, respectively.

  The Company, together with, in some instances, certain of its directors and officers, is a defendant or co-defendant in various legal actions involving copyright, breach of contract and various other claims incident to the conduct of its businesses.

  All Pro Sports Camps, Inc., Nicholas Stracick and Edward Russell v. Walt Disney Company, Walt Disney World Co., Disney Development Company and Steven
B. Wilson. On January 8, 1997, the plaintiff entity and two of its principals or former principals filed a lawsuit against the Company, two of its subsidiaries and a former employee in the Circuit Court for Orange County, Florida. The plaintiffs asserted that the defendants had misappropriated from them the concept used for the Disney's Wide World of Sports complex at the Walt Disney World Resort. On August 11, 2000, a jury returned a verdict against the Company and its two subsidiaries in the amount of $240 million. Subsequently, the Court awarded plaintiffs an additional $100.00 in exemplary damages based on particular findings by the jury. The Company intends to challenge the judgement by way of appeal and believes that there are substantial grounds for complete reversal or reduction of the verdict.

  Management believes that it is not currently possible to estimate the impact, if any, that the ultimate resolution of these matters will have on the Company's results of operations, financial position or cash flows.

15 Restructuring Charges

  In 1999, the Company began an across-the-board assessment of its cost structure. The Company's efforts were directed toward leveraging marketing and sales efforts, streamlining operations, identifying new markets and further developing distribution channels, including its Internet sites and cable and television networks.

  In connection with actions taken to streamline operations, restructuring charges were recorded in the fourth quarter of 1999 and amounted to $132 million ($0.04 per share). The restructuring activities primarily related to severance and lease and other contract cancellation costs, primarily in connection with the consolidation of operations in the Company's broadcasting, television production and regional entertainment businesses.

  The charge included cash charges of $24 million for severance and $55 million for lease and other contract cancellation costs, and non-cash charges for asset write-offs and write-downs of underutilized assets of $53 million.

  Remaining balances recorded at September 30, 2000 totaled $47 million and relate principally to lease and other contract cancellation costs, which will be relieved throughout fiscal 2001 as leases and contracts expire.

                          QUARTERLY FINANCIAL SUMMARY
                     (In millions, except per share data)
                                  (unaudited)

                                     December 31 March 31 June 30  September 30
-------------------------------------------------------------------------------
2000(/1/)(/2/)(/3/)
Revenues                               $6,932     $6,303  $6,051      $6,116
Operating income                        1,164        484     860         736
Net income                                315         77     361         167
Earnings per share attributed to:
  Disney
    Diluted                              0.17       0.08    0.21        0.11
    Basic                                0.17       0.08    0.21        0.12
  Internet Group (basic and diluted)    (0.95)     (1.88)  (1.75)      (1.61)

1999(/4/)(/5/)(/6/)
Revenues                               $6,597     $5,516  $5,531      $5,791
Operating income                        1,383        735     960         399
Net income                                622        226     367          85
Earnings per share(/4/)
  Diluted                                0.30       0.11    0.18        0.04
  Basic                                  0.30       0.11    0.18        0.04

--------
(1) Reflects a $243 million pre-tax gain on the sale of Fairchild Publications in the first quarter of 2000. There was no earnings per Disney share impact, as the income taxes on the transaction largely offset the pre-tax gain. See Note 2 to the Consolidated Financial Statements.

(2) Reflects a $93 million pre-tax gain on the sale of the Company's 33% interest in Eurosport, a European sports cable service, in the third quarter of 2000. The earnings per Disney share impact of the gain was $0.02. See Note 2 to the Consolidated Financial Statements.

(3) Reflects a $153 million pre-tax gain on the sale of Ultraseek Corporation in the fourth quarter of 2000. The earnings per Disney share and Internet Group share were $0.01 and $0.25, respectively. See Note 2 to the Consolidated Financial Statements.

(4) Reflects a $345 million pre-tax gain on the sale of Starwave in the first quarter of 1999. The earnings per Disney share impact of the gain was $0.10. See Note 2 to the Consolidated Financial Statements.

(5) Reflects Equity in Infoseek loss of $84 million, $75 million, $87 million and $76 million for each of the four quarters in 1999, respectively. The earnings per Disney share impact of the losses were $0.03, $0.02, $0.02 and $0.02, respectively. See Note 2 to the Consolidated Financial Statements.

(6) Reflects $132 million of restructuring charges in the fourth quarter of 1999. The earnings per Disney share impact of the charges were $0.04. See
    Note 15 to the Consolidated Financial Statements.

                                                                        ANNEX II

                       [LOGO OF THE WALT DISNEY COMPANY]

                           WALT DISNEY INTERNET GROUP

                         COMBINED FINANCIAL INFORMATION

                                                                        ANNEX II

                           WALT DISNEY INTERNET GROUP

 ITEM 7. Management's Discussion and Analysis of Financial Condition and
          Results of Operations.........................................    II-1

 ITEM 8. Combined Financial Information of the Walt Disney Internet
          Group

         Reports of Independent Accountants and Consents of Independent
          Accountants...................................................   II-10

         Combined Statements of Operations for the Years Ended September
          30, 2000, 1999 and 1998.......................................   II-12

         Combined Balance Sheets as of September 30, 2000 and 1999......   II-13

         Combined Statements of Cash Flows for the Years Ended September
          30, 2000, 1999 and 1998.......................................   II-14

         Combined Statements of Group Equity for the Years Ended
          September 30, 2000, 1999 and 1998.............................   II-15

         Notes to Combined Financial Statements.........................   II-16

         Quarterly Financial Summary....................................   II-37

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

  On November 17, 1999, the stockholders of the Company and Infoseek approved the Company's acquisition of the remaining interest in Infoseek that the Company did not already own. As more fully discussed in Notes 2 and 3 to the Combined Financial Statements, the acquisition resulted in the creation of the Internet Group, which comprises all of Disney's Internet businesses and Infoseek, as well as Disney's direct marketing operations. The Company now separately reports Internet Group operating results, which reflect the combination of the Company's businesses that comprise the Internet Group.

  The Internet Group's results of operations have incorporated Infoseek's activity since the date of the acquisition. To enhance comparability, operating results for fiscal 2000 and fiscal 1999 have been presented on a pro forma basis, which assumes that the acquisition of the remaining interest in Infoseek and subsequent creation of the Internet Group had occurred at the beginning of fiscal 1999. The pro forma results are not necessarily indicative of the combined results that would have occurred had the acquisition actually occurred at the beginning of fiscal 1999, nor are they necessarily indicative of future results.

  Pro forma operating loss excludes charges for purchased in-process research and development costs of $23.3 million and $72.6 million in 2000 and 1999, respectively, and the Starwave gain in 1999.

                          Walt Disney Internet Group
                               Combined Results
                     (In thousands, except per share data)

                                       Pro Forma
                                      (unaudited)                        As Reported
                             --------------------------------  ---------------------------------
                                                         %
                                2000         1999      Change     2000        1999       1998
                             -----------  -----------  ------  -----------  ---------  ---------
Revenues                     $   391,982  $   348,081     13 % $   368,513  $ 206,413  $ 259,572

Cost of revenues                 350,678      244,963    (43)%     334,129    162,248    196,936
Sales and marketing              243,426      210,064    (16)%     233,158     87,967    106,586
Other operating expenses         156,813       77,365   (103)%     168,355     41,615     40,453
Depreciation                      36,015       23,222    (55)%      34,134      8,075      9,550
Gain on sale of Ultraseek        152,869          --     n/m       152,869        --         --
Gain on sale of Starwave             --           --                   --     345,048        --
                             -----------  -----------          -----------  ---------  ---------
                                (242,081)    (207,533)   (17)%    (248,394)   251,556    (93,953)
Amortization of intangible
 assets                          909,427      914,289      1 %     790,774      4,613      6,639
                             -----------  -----------          -----------  ---------  ---------
Operating (loss) income       (1,151,508)  (1,121,822)    (3)%  (1,039,168)   246,943   (100,592)
Corporate and other
 activities                      (11,439)      (6,862)   (67)%     (11,830)   (16,442)   (11,646)
Equity in Infoseek loss              --           --               (40,575)  (321,346)       --
Net interest (expense)
 income                             (722)       5,348   (114)%      (2,150)    (7,321)     1,058
Net investment losses            (31,060)         --     n/m       (31,060)       --         --
                             -----------  -----------          -----------  ---------  ---------
Loss before income taxes
 and minority interests       (1,194,729)  (1,123,336)    (6)%  (1,124,783)   (98,166)  (111,180)
Income tax benefit                72,702       98,854    (26)%      88,439     36,587     35,633
Minority interests                20,023        2,743    n/m        20,012      2,323      4,477
                             -----------  -----------          -----------  ---------  ---------
Net loss                     $(1,102,004) $(1,021,739)    (8)% $(1,016,332) $ (59,256) $ (71,070)
                             ===========  ===========          ===========  =========  =========
Net loss attributed to:
  Disney common stock        $  (785,333) $  (736,398)    (7)% $  (740,705) $ (59,256) $ (71,070)
                             ===========  ===========          ===========  =========  =========
  Internet Group common
   stock(/1/)                $  (316,671) $  (285,341)   (11)% $  (275,627)       n/a        n/a
                             ===========  ===========          ===========  =========  =========
Loss per share attributed
 to Internet Group common
 stock:(/1/)(/2/)
  Diluted and Basic          $     (7.10) $     (6.66)    (7)% $     (6.18)       n/a        n/a
                             ===========  ===========          ===========  =========  =========
Loss per share attributed
 to Internet Group common
 stock excluding
 amortization of
 intangibles:(/1/)(/2/)(/3/)
  Diluted and Basic          $     (1.40) $     (0.84)   (67)% $     (1.34)       n/a        n/a
                             ===========  ===========          ===========  =========  =========
Average number of common
 and common equivalent
 shares outstanding:(/4/)
  Diluted and Basic               44,575       42,834               44,575        n/a        n/a
                             ===========  ===========          ===========  =========  =========

-------
(1) As-reported amounts reflect results for the period from November 18, 1999 (date of issuance of Internet Group common stock) through September 30, 2000.
(2) Walt Disney Internet Group common stock is a class of common stock of The Walt Disney Company. Losses attributed to the Internet Group common stock should be reviewed in conjunction with the consolidated results of operations for The Walt Disney Company presented elsewhere herein.
(3) The Internet Group believes that attributed loss per share excluding amortization of intangible assets provides additional information useful in analyzing business results. Attributed loss per share excluding amortization of intangible assets is a financial metric which is not in conformity with generally accepted accounting principles (GAAP) and should be considered in addition to, not as a substitute for, reported attributed loss per share.
(4) Total shares amount to 155,119 and 153,378 shares for 2000 and 1999, respectively, including 110,544 shares attributed to Disney.

Combined Results

2000 vs. 1999
  On a pro forma basis, revenues increased 13%, or $43.9 million, to $392.0 million, driven by a $77.3 million increase in Internet revenues, partially offset by a $33.4 million decline in Direct Marketing revenues. Operating loss, net loss, net loss attributed to Internet Group common stock and diluted attributed loss per share increased 3% to $1.2 billion, 8% to $1.1 billion, 11% to $316.7 million and 7% to $7.10, respectively. These increases were driven by higher operating losses in both the Internet and Direct Marketing segments and charges of $36.5 million to reflect impairments as of September 30, 2000 in the value of certain investments, partially offset by the gain on the sale of Ultraseek. In July 2000, the Internet Group sold Ultraseek Corporation, a subsidiary that provides intranet search software, which it had acquired as part of its acquisition of Infoseek. Proceeds from the sale consisted of shares of common stock of the purchaser, Inktomi Corporation, a publicly held company, and approximately $4 million in cash. The sale resulted in a pre-tax gain of $152.9 million ($39.3 million, after tax). The lower effective tax benefit rate primarily reflects the tax expense on the sale of Ultraseek.

  As previously discussed, the Company completed the acquisition of Infoseek during the quarter ended December 31, 1999 (see Note 2 to the Combined Financial Statements). The acquisition resulted in a significant increase in intangible assets. Intangible assets are being amortized over periods ranging from two to nine years.

  The impact of amortization related to the November 1998 and November 1999 Infoseek acquisitions, after the impact of the Ultraseek sale (see Note 2 to the Combined Financial Statements), is expected to be $642.4 million in 2001, $596.8 million in 2002, $89.2 million in 2003 and $13.4 million over the remainder of the amortization period. The Internet Group determined the economic useful life of acquired goodwill by giving consideration to the useful lives of Infoseek's identifiable intangible assets, including developed technology, trademarks, user base, joint venture agreements and in-place workforce. In addition, the Internet Group considered the competitive environment and the rapid pace of technological change in the Internet industry.

  On an as-reported basis, revenues increased 79%, or $162.1 million, to $368.5 million. Operating loss, net loss, net loss attributed to Internet Group common stock and diluted attributed loss per share were $1.0 billion, $1.0 billion, $275.6 million and $6.18, respectively. As-reported results reflect the items described above, as well as the incremental amortization of intangible assets related to the Infoseek acquisition, the consolidation of Infoseek's operations beginning November 18, 1999, the gain on the sale of Starwave in the first quarter of fiscal 1999 and decreased corporate and other activities due to a change in the manner of accounting for Starwave and related businesses.

  Going forward, costs and expenses are expected to reflect continued investment in Web site technology and infrastructure, new product initiatives and incremental marketing and sales expenditures. The Internet Group has begun participating in the traditional television network up-front marketplace and has sold approximately $30 million in Internet advertising which it expects to fulfill and recognize as revenue during fiscal 2001.

1999 vs. 1998
  On June 18, 1998, the Internet Group reached an agreement for the acquisition of Starwave by Infoseek, the purchase of additional shares of Infoseek common stock and warrants for additional Infoseek shares, for $70 million in cash and a $139 million note payable over five years. On
November 18, 1998, the shareholders of both Infoseek and Starwave approved the acquisition. As a result of the acquisition and its purchase of additional shares of Infoseek common stock, pursuant to the merger agreement, the Internet Group owned approximately 43% of Infoseek's outstanding common stock. This transaction resulted in a change in the manner of accounting for Starwave and certain related businesses from the consolidation method, which was applied prior to the exchange, to the equity method, which was applied after the exchange. On an as-reported basis, this change resulted in decreases in revenues, costs and expenses, and operating losses for the year ended September 30, 1999 versus the year ended September 30, 1998 amounting to $29.8 million, $62.3 million, and $32.5 million, respectively. As a result of its sale of Starwave to Infoseek and its related acquisition of an equity interest in Infoseek, the Internet Group recognized a non-cash gain of $345.0 million and recorded through "Equity in Infoseek loss" charges for purchased in-process research and development, amortization of intangible assets and its portion of Infoseek's operating losses totaling $43.6 million, $228.5 million and $49.3 million, respectively, during the year ended September 30, 1999. These events had a significant impact on the comparability of as-reported results of operations between periods.

  The following discussion of fiscal 1999 versus 1998 performance includes comparisons on an as-adjusted basis as if Starwave and the related businesses had been accounted for using the equity method of accounting during 1998. Management believes the as-adjusted results represent a meaningful comparative standard for assessing changes because the as-adjusted results include comparable operations in each year presented. The discussion of the Direct Marketing segment does not include as-adjusted comparisons, since the adjustments do not impact this segment.

  Revenues decreased 10% to $206.4 million compared to as-adjusted 1998 results, driven by a $43.7 million decline in Direct Marketing revenues, partially offset by a $20.4 million increase in Internet revenues. Excluding the $345.0 million gain on the sale of Starwave, operating losses increased 44%, or $30.0 million.

  On an as-reported basis, revenues decreased 20%, or $53.2 million, to $206.4 million, driven by a $43.7 million decline in Direct Marketing revenues and a $9.5 million decline in Internet revenues. Excluding the $345.0 million gain on the sale of Starwave, as-reported operating losses decreased 2%, or $2.5 million, to $98.1 million, reflecting lower costs and expenses related to Direct Marketing operations and the change in the manner of accounting for Starwave and related businesses from consolidation to the equity method, partially offset by increased spending on development and growth of Internet operations.

  Net loss improved to $59.3 million, driven by the gain on the sale of Starwave, partially offset by equity losses of Infoseek of $321.3 million, increased expenses for corporate and other activities and increased interest expense driven by the note payable for Infoseek warrants.

Business Segment Results

  The following table provides supplemental revenue and operating
(loss)/income detail for the Internet and Direct Marketing segments (in thousands):

                              Pro Forma
                             (unaudited)                       As Reported
                    --------------------------------  --------------------------------
                                                %
                       2000         1999      Change     2000        1999      1998
                    -----------  -----------  ------  -----------  --------  ---------
Revenues:
 Internet
  Media             $   200,827  $   161,691    24 %  $   179,069  $ 34,828  $  51,604
  Commerce               76,389       38,263   100 %       74,678    23,458     16,160
                    -----------  -----------          -----------  --------  ---------
                        277,216      199,954    39 %      253,747    58,286     67,764
 Direct Marketing       114,766      148,127   (23)%      114,766   148,127    191,808
                    -----------  -----------          -----------  --------  ---------
                    $   391,982  $   348,081    13 %  $   368,513  $206,413  $ 259,572
                    ===========  ===========          ===========  ========  =========
Operating (loss)
 income:(/1/)
 Internet           $  (365,008) $  (184,174)  (98)%  $  (371,321) $(70,133) $ (75,373)
 Direct Marketing       (29,942)     (23,359)  (28)%      (29,942)  (23,359)   (18,580)
                    -----------  -----------          -----------  --------  ---------
                       (394,950)    (207,533)  (90)%     (401,263)  (93,492)   (93,953)
 Gain on sale of
  Ultraseek             152,869          --    n/m        152,869       --         --
 Gain on sale of
  Starwave                  --           --                   --    345,048        --
                    -----------  -----------          -----------  --------  ---------
                       (242,081)    (207,533)  (17)%     (248,394)  251,556    (93,953)
 Amortization of
  intangible assets    (909,427)    (914,289)    1 %     (790,774)   (4,613)    (6,639)
                    -----------  -----------          -----------  --------  ---------
                    $(1,151,508) $(1,121,822)   (3)%  $(1,039,168) $246,943  $(100,592)
                    ===========  ===========          ===========  ========  =========
--------
(1) Segment results exclude intangible asset amortization. Segment EBITDA, which also excludes depreciation, is as follows:

  Internet          $  (332,637) $  (164,050)         $  (340,831) $(65,156) $ (67,455)
  Direct Marketing      (26,298)     (20,261)             (26,298)  (20,261)   (16,948)
                    -----------  -----------          -----------  --------  ---------
                    $  (358,935) $  (184,311)         $  (367,129) $(85,417) $ (84,403)
                    ===========  ===========          ===========  ========  =========

Internet

2000 vs. 1999
  Pro forma revenues increased 39%, or $77.3 million, to $277.2 million, reflecting growth in both media and commerce revenues. Media revenues increased 24%, or $39.1 million, to $200.8 million, reflecting higher advertising and sponsorship revenues driven by increased advertiser demand and higher online site traffic at the ABC-branded Web sites, ESPN.com, Disney.com and Family.com, partially offset by decreases at the GO.com Web site. Media revenues also benefited from increased licensing revenues from international operations. Commerce revenues increased 100%, or $38.1 million, to $76.4 million, driven by strong sales at the DisneyStore.com and DisneyVacations.com, Web site development revenues generated from Web site services provided to affiliates, and operations at toysmart.com until its closure in May 2000. Commerce revenue growth reflected a 74% increase over the prior-year period in the total number of orders per month, as well as an increase in average order size across the Internet Group's commerce sites.

  On an as-reported basis, revenues increased 335%, or $195.5 million, to $253.7 million, reflecting the items described above, as well as the operations of Infoseek, ESPN Internet Ventures and ABC News Internet Ventures, which were consolidated into the Internet Group beginning November 18, 1999.

  Pro forma operating loss increased 98%, or $180.8 million, to $365.0 million, reflecting higher costs and expenses which increased 67%, or $258.1 million, partially offset by increased revenues. Cost of revenues, which consist primarily of employee compensation, third party development and engineering costs, and hosting and delivery costs associated with the Web sites, increased primarily due to continued investment in Web site technology and new product initiatives, growth in infrastructure due to expansion of the business, ongoing enhancements to existing Web sites, the redesign of the GO.com Web site, operations at toysmart.com and a one-time employee retention payment of $7.9 million required by the 1999 Infoseek acquisition agreement. Sales and marketing expenses increased primarily due to operations at toysmart.com, expanded promotion of commerce and media businesses and one-time employee retention payments of $5.2 million. Increased other operating expenses were driven by a non-cash charge of $30.8 million to reflect the impairment of goodwill and certain intangible assets, continued infrastructure growth, operations at toysmart.com and one-time employee retention payments of $4.2 million.

  On an as-reported basis, operating loss increased $301.2 million to $371.3 million, reflecting the items described above, as well as losses at Infoseek, which was consolidated into the Internet Group beginning November 18, 1999.

1999 vs. 1998
  As discussed above, the following discussion of 1999 versus 1998 Internet segment performance includes comparisons on an as-adjusted basis as if Starwave and the related businesses had been accounted for using the equity method of accounting during 1998.

  Internet revenues increased $20.4 million compared to as-adjusted 1998, driven by strong growth in media and commerce revenues. Media revenues increased $12.6 million, reflecting increased Web site traffic and page views, additional advertising and sponsorship agreements and subscription revenues from subscriber growth at Disney's Blast. Commerce revenues increased $7.8 million, driven by continued growth in DisneyStore.com merchandise sales and commissions on sales of travel packages and tickets for the Walt Disney World Resort and Disneyland.

  On an as-reported basis, Internet revenues decreased 14%, or $9.5 million, to $58.3 million, due to the change in the manner of accounting for Starwave and related businesses from the consolidation method to the equity method, partially offset by the impact of the items described above.

  Operating losses decreased 42%, or $20.6 million, to $70.1 million compared with as-adjusted 1998, reflecting increased revenues, partially offset by higher costs and expenses. Costs and expenses increased 47%, or $41.0 million.

  On an as-adjusted basis, cost of revenues increased 48%, or $24.6 million. The increase was driven primarily by the continued development of entertainment and family Web sites, which were redesigned during 1999 and operations of toysmart.com and Soccernet.com, two companies acquired during the fourth quarter of 1999. Sales and marketing increased 18%, or $3.6 million, due to higher marketing and promotional spending to drive visitor traffic and to establish brand identity. Other operating expenses increased 101%, or $12.1 million, driven by personnel additions to support growth in the business and related infrastructure.

  As-reported operating losses decreased 7%, or $5.2 million, to $70.1 million, reflecting the items described above, as well as the change in the manner of accounting for Starwave and related businesses from the consolidation method to the equity method.

Direct Marketing

2000 vs. 1999
  Revenues decreased 23%, or $33.4 million, to $114.8 million, resulting from planned reductions in catalog circulation, fewer product offerings, lower catalog response rates during changes in the Company's merchandising strategy and customer migration to the Internet Group's online business.

  Operating loss increased $6.6 million to $29.9 million, compared to $23.4 million in the prior year, primarily reflecting the 23% decline in revenues. Cost of revenues declined 22%, or $19.2 million, due to the lower sales volumes. The decrease in revenues was not fully offset by cost reductions due to fixed costs which do not fluctuate significantly from period to period. Selling and other operating expenses, decreased 10%, or $8.1 million.

1999 vs. 1998
  Revenues decreased 23%, or $43.7 million, to $148.1 million, largely due to the impact of relocating the Direct Marketing distribution facilities from Tennessee to South Carolina. As a result of capacity and system constraints resulting from the winding down of the Tennessee facility, management reduced catalog circulation during the 1998 holiday season to ensure quality of customer service during the key holiday period. Lower customer response rates and one less edition of the catalog in the second quarter of 1999 also contributed to the decline in revenues.

  Operating losses increased 26%, or $4.8 million, to $23.4 million, driven principally by lower revenues. The decrease in revenues was not fully offset by cost reductions due to fixed costs which do not fluctuate significantly from period to period. Costs and expenses decreased 18%, or $38.9 million.

  Cost of revenues decreased 22%, or $24.2 million, due to reduced sales volume. Selling expenses, which consist primarily of catalog production, delivery, marketing and variable labor costs for customer service and order fulfillment, decreased 16%, or $12.6 million. The decrease was driven by reduced mailings and lower outbound shipping costs, partially offset by higher expenses from inefficiencies relating to the relocation of the distribution center, the transition to the new facility and the implementation of new business processes, systems and software applications. The relocation and related systems implementation was completed as of June 1999.

LIQUIDITY AND CAPITAL RESOURCES

  The Internet Group's cash needs are funded by Disney and such funding is accounted for as either a capital contribution from Disney (i.e., as an increase in the Internet Group's group equity and Internet Group results attributable to Disney), or as a loan.

  Disney may account for all cash transfers from Disney or the Internet Group to or for the account of the other as inter-group loans, other than transfers in return for assets or services rendered or transfers in respect to dividends attributable to Disney paid on Internet Group common stock. These loans bear interest at the rate at which Disney could borrow such funds. The Company's Board of Directors has discretion to determine, in the exercise of its business judgment, that a given transfer or type of transfer should be accounted for as a long-term loan, a capital contribution increasing Disney's retained interest in the Internet Group or a return of capital reducing Disney's retained interest in the Internet Group. The Company has agreed, however, that advances from Disney to the Internet Group up to $250.0 million on a cumulative basis will be accounted for as short-term or long-term loans at interest rates at which Disney could borrow such funds and will not be accounted for as capital contributions.

  For the year ended September 30, 2000, cash used by operations of $154.5 million was driven by higher pre-tax losses before non-cash items, partially offset by tax benefits attributed to the Internet Group's operations, an increase in accounts payable outstanding and a reduction in inventory levels.

  The Internet Group has invested in Internet-related companies. Total investment purchases were $75.5 million for the year ended September 30, 2000. Cash proceeds of $119.8 million generated from the sale of Inktomi shares acquired in the Ultraseek sale were loaned to Disney.

  From October 1, 1999 through the November 17, 1999 Infoseek acquisition, the Internet Group received $21.5 million in capital contribution funding from Disney.

  The Internet Group's net borrowings from Disney during the year ended September 30, 2000, totaled $222.9 million and represent advances from Disney to be accounted for as a loan.

  In November 2000, the Internet Group entered into an agreement to purchase approximately $40.0 million in computer equipment and services over a three-year period.

  In April 2000, the Company's Board of Directors approved a share repurchase program for up to five million shares of Internet Group common stock in the open market. During 2000, the Internet Group repurchased 908,533 shares at a cost of $11.4 million under this program. The Company was authorized to repurchase approximately 4.1 million additional Internet Group shares as of September 30, 2000.

OTHER MATTERS

Shipping and Handling Fees and Costs
  In September 2000, the Financial Accounting Standards Board Emerging Issues Task Force (EITF) reached a final consensus on EITF Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs. This consensus requires that all amounts billed to a customer in a sale transaction related to shipping and handling, be classified as revenue. The Internet Group historically has netted shipping charges to customers with shipping and handling costs which are included in operating expenses in the Combined Statements of Operations. With respect to the classification of costs related to shipping and handling incurred by the seller, the EITF determined that the classification of such costs is an accounting policy decision that should be disclosed. The Internet Group will adopt the consensus in the Issue in fiscal 2001.

Revenue Reporting
  In July 2000, the EITF reached a consensus on EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. This consensus provides guidance concerning under what circumstances a company should report revenue based on (a) the gross amount billed to a customer because it has earned revenue from the sale of the goods or services or (b) the net amount retained (that is, the amount billed to the customer less the amount paid to a supplier) because it has earned a commission or fee. Application of the provisions of this consensus did not change the Internet Group's existing accounting policies.

Web Site Development Costs
  In April 2000, the EITF issued EITF Issue No. 00-2, Accounting for Web Site Development Costs. The Internet Group adopted the consensus in the Issue in the fourth quarter of fiscal 2000, and the effect of the adoption was not material to its combined results of operations and financial position.

Implementation of SAB 101
  The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements, in December 1999. The SAB summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. During the fourth quarter of the current year, the Internet Group performed a comprehensive review of its revenue recognition policies and determined that they are in compliance with SAB 101.

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

  Factors that may affect forward-looking statements. A wide range of factors could materially affect future developments and performance. A list of such factors is set forth in the Company's Discussion and Analysis of Financial Condition and Results of Operations included in Annex I, presented elsewhere herein, under the heading "Factors that may affect forward-looking statements."

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of The Walt Disney Company

  In our opinion, based on our audits and the report of other auditors, the accompanying combined balance sheets and the related combined statements of operations, cash flows and group equity, present fairly, in all material respects, the financial position of the Walt Disney Internet Group (the Internet Group), as defined in Note 1, at September 30, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of The Walt Disney Company's (the Company's) management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Infoseek Corporation (Infoseek), an investment of the Internet Group accounted for under the equity method, which statements reflect shareholders' equity of $841.3 million and net loss of $265.2 million as of October 2, 1999 and for the year then ended, respectively. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Infoseek, is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

  As described in Note 1 to the financial statements, the Internet Group is a division of the Company; accordingly, the financial statements of the Internet Group should be read in conjunction with the audited financial statements of the Company.

PRICEWATERHOUSECOOPERS LLP

Los Angeles, California
November 30, 2000

                      CONSENT OF INDEPENDENT ACCOUNTANTS

  We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 33-26106, 33-35405, 33-39770, 33-57811, 333-91571
and 333-31012) and Form S-3/A (Nos. 333-34167 and 333-52659) of The Walt
Disney Company of our reports dated November 30, 2000 related to the financial statements of The Walt Disney Company and Walt Disney Internet Group, which appear in the Form 10-K.

PRICEWATERHOUSECOOPERS LLP

Los Angeles, California
December 19, 2000

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Infoseek Corporation

  We have audited the consolidated balance sheets of Infoseek Corporation as of October 2, 1999 and October 3, 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year ended October 2, 1999, for the nine months ended October 3, 1998 and for the year ended December 31, 1997 (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Infoseek Corporation at October 2, 1999 and October 3, 1998, and the consolidated results of its operations and its cash flows for the year ended October 2, 1999, for the nine months ended October 3, 1998 and for the year ended December 31, 1997, in conformity with accounting principles generally accepted in the United States.

ERNST & YOUNG LLP

San Jose, California
October 28, 1999

                        CONSENT OF INDEPENDENT AUDITORS

  We consent to the incorporation by reference in the Registration Statements (Form S-8 Nos. 33-26106, 33-35405, 33-39770, 33-57811, 333-91571 and 333-31012
and Form S-3/A Nos. 333-34167 and 333-52659) of The Walt Disney Company of our report dated October 28, 1999, with respect to the consolidated financial statements of Infoseek Corporation, included in this Annual Report (Form 10-K of The Walt Disney Company) for the year ended September 30, 2000. Such consolidated financial statements of Infoseek Corporation are not included or incorporated by reference in the Annual Report (Form 10-K).

ERNST & YOUNG LLP

San Jose, California
December 19, 2000

                          WALT DISNEY INTERNET GROUP
                       COMBINED STATEMENTS OF OPERATIONS
                                (In thousands)

Year Ended September 30                   2000        1999       1998
-------------------------------------------------------------------------
Revenues                               $   368,513  $ 206,413  $ 259,572
Costs and expenses
  Cost of revenues                         334,129    162,248    196,936
  Sales and marketing                      233,158     87,967    106,586
  Other operating                          168,355     41,615     40,453
  Depreciation                              34,134      8,075      9,550
Amortization of intangible assets          790,774      4,613      6,639
Gain on sale of Ultraseek                  152,869        --         --
Gain on sale of Starwave                       --     345,048        --
                                       -----------  ---------  ---------
Operating (loss) income                 (1,039,168)   246,943   (100,592)
Corporate and other activities             (11,830)   (16,442)   (11,646)
Equity in Infoseek loss                    (40,575)  (321,346)       --
Net interest (expense) income               (2,150)    (7,321)     1,058
Net investment losses                      (31,060)       --         --
                                       -----------  ---------  ---------

Loss before income taxes and minority
 interests                              (1,124,783)   (98,166)  (111,180)
Income tax benefit                          88,439     36,587     35,633
Minority interests                          20,012      2,323      4,477
                                       -----------  ---------  ---------
Net loss                               $(1,016,332) $ (59,256) $ (71,070)
                                       ===========  =========  =========
Net loss attributed to:
  Disney common stock                  $  (740,705) $ (59,256) $ (71,070)
                                       ===========  =========  =========
  Internet Group common stock(/1/)     $  (275,627)       n/a        n/a
                                       ===========  =========  =========

--------
(1) Walt Disney Internet Group common stock is a class of common stock of The Walt Disney Company. Losses attributed to the Internet Group common stock should be reviewed in conjunction with the consolidated results of operations for The Walt Disney Company presented elsewhere herein.


                  See Notes to Combined Financial Statements

                           WALT DISNEY INTERNET GROUP
                            COMBINED BALANCE SHEETS
                                 (In thousands)

September 30                                                2000       1999
------------------------------------------------------------------------------
ASSETS
Current Assets
  Cash and cash equivalents                              $    1,938  $  5,530
  Receivables (net of allowance for doubtful accounts of
   $9,535 and $4,791)                                        38,765    17,763
  Inventories                                                30,315    43,521
  Deferred income taxes                                      46,357     8,993
  Prepaid and other assets                                   17,987    13,905
                                                         ----------  --------
    Total current assets                                    135,362    89,712

Loan receivable from Disney                                 124,089       --
Investments                                                 215,166   505,210

Property and equipment, at cost                             195,016    53,509
Accumulated depreciation                                    (92,012)  (18,928)
                                                         ----------  --------
                                                            103,004    34,581
Projects in progress                                            --      6,112
                                                         ----------  --------
                                                            103,004    40,693

Intangible assets, net                                    1,369,145    64,389
Deferred income taxes                                         6,022       --
Other assets                                                  2,459     6,420
                                                         ----------  --------
                                                         $1,955,247  $706,424
                                                         ==========  ========
LIABILITIES AND GROUP EQUITY
Current Liabilities
  Accounts payable and other accrued liabilities         $  143,475  $ 90,997
  Current portion of borrowings                                 --     28,313
  Unearned revenue                                           28,398     6,312
                                                         ----------  --------
    Total current liabilities                               171,873   125,622

Loan payable to Disney                                      222,867    19,000
Borrowings                                                      --     90,350
Other long-term liabilities, unearned royalties and
 other advances                                               9,737       --
Deferred income taxes                                           --     58,396
Minority interests                                              --     42,041
Group equity                                              1,550,770   371,015
                                                         ----------  --------
                                                         $1,955,247  $706,424
                                                         ==========  ========

                   See Notes to Combined Financial Statements

                           WALT DISNEY INTERNET GROUP
                       COMBINED STATEMENTS OF CASH FLOWS
                                 (In thousands)

Year Ended September 30                     2000        1999       1998
--------------------------------------------------------------------------
NET LOSS                                 $(1,016,332) $ (59,256) $(71,070)

ITEMS NOT REQUIRING CASH OUTLAYS
  Depreciation                                34,134      8,075     9,550
  Amortization of intangibles                790,774      4,613     6,639
  Charge for in-process research and
   development                                23,322        --        --
  Impairment charges                          67,341        --        --
  Gain on sale of Ultraseek                 (152,869)       --        --
  Gain on sale of Starwave                       --    (345,048)      --
  Realized gain on sale of investments        (5,475)       --        --
  Equity in Infoseek loss                     40,575    321,346       --
  Losses from equity investments               3,559      8,952       --
  Minority interests' share of net loss      (20,012)    (2,323)   (4,477)
  Other                                        1,607        304       --

CHANGES IN
  Receivables                                  5,167     (2,334)   (6,568)
  Inventories                                  8,250      9,824   (22,308)
  Prepaid and other assets                    (7,700)    (4,886)    1,066
  Accounts payable and other accrued
   liabilities                                72,354     26,017    (1,799)
  Deferred income taxes                          827      4,504    (3,105)
                                         -----------  ---------  --------
                                             861,854     29,044   (21,002)
                                         -----------  ---------  --------
  Cash used in operations                   (154,478)   (30,212)  (92,072)
                                         -----------  ---------  --------
INVESTING ACTIVITIES
  Investments in property and equipment      (57,760)   (16,930)  (26,592)
  Funds loaned to Disney                    (124,089)       --        --
  Acquisitions (net of cash acquired)          2,362   (102,293)      --
  Dispositions                                 3,500        --        --
  Purchases of investments                   (75,545)    (6,000)      --
  Proceeds from sale of investments          119,768        --        --
  Investments in affililates                     --     (11,327)      --
                                         -----------  ---------  --------
  Cash used in investing activities         (131,764)  (136,550)  (26,592)
                                         -----------  ---------  --------
FINANCING ACTIVITIES
  Capital contributions from Disney, net      21,514    166,458    95,781
  Borrowings                                   7,214        --        --
  Reduction of borrowings                     (2,594)   (20,850)      --
  Borrowings from Disney, net                250,705     19,000       --
  Repurchases of common stock                (11,364)       --        --
  Stock options exercised                     17,175        --        --
  Minority interests                             --         --      8,219
                                         -----------  ---------  --------
  Cash provided by financing activities      282,650    164,608   104,000
                                         -----------  ---------  --------
Decrease in Cash and Cash Equivalents         (3,592)    (2,154)  (14,664)
Cash and Cash Equivalents, Beginning of
 Year                                          5,530      7,684    22,348
                                         -----------  ---------  --------
Cash and Cash Equivalents, End of Year   $     1,938  $   5,530  $  7,684
                                         ===========  =========  ========
Supplemental disclosure of cash flow
 information:
  Interest paid                          $        86  $   6,459  $     41
                                         ===========  =========  ========

                   See Notes to Combined Financial Statements

                           WALT DISNEY INTERNET GROUP
                      COMBINED STATEMENTS OF GROUP EQUITY
                                 (In thousands)

                                                     Total Group  Comprehensive
                                                       Equity         Loss
-------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1997                        $    96,368
  Capital contributions from Disney, net                 237,219
  Unrealized holding losses, net                            (191)  $      (191)
  Net loss                                               (71,070)      (71,070)
                                                     -----------   -----------
BALANCE AT SEPTEMBER 30, 1998                            262,326   $   (71,261)
                                                                   ===========
  Capital contributions from Disney, net                 166,458
  Unrealized holding gains, net                            1,487   $     1,487
  Net loss                                               (59,256)      (59,256)
                                                     -----------   -----------
BALANCE AT SEPTEMBER 30, 1999                            371,015   $   (57,769)
                                                                   ===========
  Issuance of common stock in Infoseek merger          2,125,614
  Issuance of common stock for Soccernet acquisition      23,700
  Exercise of stock options, net                          32,418
  Common stock repurchased, at cost                      (11,364)
  Capital contributions from Disney, net                  38,236
  Unrealized holding losses (net of tax benefit of
   $6.5 million)                                         (12,347)  $   (12,347)
  Cumulative translation                                    (170)         (170)
  Net loss                                            (1,016,332)   (1,016,332)
                                                     -----------   -----------
BALANCE AT SEPTEMBER 30, 2000                        $ 1,550,770   $(1,028,849)
                                                     ===========   ===========


                   See Notes to Combined Financial Statements

                          WALT DISNEY INTERNET GROUP
                    NOTES TO COMBINED FINANCIAL STATEMENTS
           (Tabular dollars in thousands, except per share amounts)

1 Description of the Business and Summary of Significant Accounting Policies

  On November 17, 1999, The Walt Disney Company (the Company) completed its acquisition of the remaining interest in Infoseek Corporation (Infoseek) that it did not already own via the creation and issuance of a new class of common stock called GO.com common stock (Note 2). Effective August 2, 2000, GO.com adopted a new name, Walt Disney Internet Group.

  Walt Disney Internet Group common stock is a class of common stock of The Walt Disney Company. The accompanying combined financial statements reflect the combination of the Company's Internet and direct marketing businesses including Infoseek (collectively, the Internet Group). The Internet Group has extensive transactions and relationships with affiliated businesses (Note 13).

  Upon issuance of the Internet Group common stock, the Company's existing common stock was reclassified as Disney common stock, which is intended to reflect the performance of the Company's businesses other than the Internet Group, plus Internet Group lossess attributed to Disney (collectively, Disney).

  Holders of Internet Group common stock (Note 3) are common stockholders of the Company and, as such, are subject to all risks associated with an investment in the Company and all of its businesses, assets and liabilities. In any liquidation, holders of Disney common stock and Internet Group common stock will only have the rights specified in the Company certificate of incorporation and will not have any legal rights related to specific assets of either group and in any liquidation will receive a fixed share of the net assets of the Company, which may not reflect the actual trading prices of the respective groups at such time.

  Financial impacts arising from Disney that affect the Company's consolidated results of operations or financial position could affect the results of operations or financial condition of the Internet Group or the market price of the Internet Group common stock. In addition, any dividends or distributions on, or repurchases of, Disney common stock (Note 3) will reduce the assets of the Company legally available for dividends on Internet Group common stock. Accordingly, financial information for the Internet Group should be read in conjunction with the Company's consolidated financial information.

  The Internet Group has operations in the following businesses:

INTERNET
  The Internet media business develops, publishes and distributes content for online services intended to appeal to broad consumer interest in sports, news, family and entertainment. Internet media Web sites and products include ABC.com, ABCNEWS.com, ABCNEWS4KIDS.com, ABCSports.com, Disney.com, Disney's Blast, Enhanced TV, ESPN.com, Family.com, GO.com, Movies.com, Mr. Showbiz, NBA.com, NFL.com, Soccernet.com and Wall of Sound.

  The Internet commerce business manages Web sites which include the DisneyStore.com, DisneyVacations.com, ABC.com Store, ESPN Store Online, NASCAR Store Online, and toysmart.com prior to its closure on May 19, 2000. Other commerce activities include Ultraseek's intranet search software, prior to the sale of Ultraseek on July 19, 2000, Web site development and Disney Auctions.

DIRECT MARKETING
  The Direct Marketing business operates The Disney Catalog, which markets Disney-themed merchandise through the direct mail channel. Catalog offerings include merchandise developed exclusively for The Disney Catalog and DisneyStore.com, as well as products from The Disney Store, other internal Disney partners and Disney licensees. The Disney Catalog also operates its own retail outlet stores for the purpose of liquidating overstock merchandise.

SIGNIFICANT ACCOUNTING POLICIES

Principles of Combination
  The combined financial statements include the accounts of the Internet Group, as defined above, after elimination of intercompany accounts and transactions.

  For financial reporting purposes, outside investors' shares of net assets and results of operations have been recorded as minority interests in the Combined Balance Sheets and Combined Statements of Operations, respectively. At September 30, 2000, minority interests resulted from outside ownership interests in certain ESPN online operations. At September 30, 1999, minority interests resulted from outside ownership interests in certain ESPN online operations, toysmart.com and Soccernet.com.

  On November 18, 1998, the Internet Group exchanged its ownership interest in Starwave plus $70.0 million in cash for a 43% equity interest in Infoseek (Note 2). This transaction resulted in a change in the manner of accounting for ESPN Internet Ventures (EIV) and ABC News Internet Ventures (AIV), which were joint ventures between the Internet Group and Starwave, from the consolidation method to the equity method. With the Infoseek acquisition on November 17, 1999 (Note 2), the Internet Group regained controlling ownership interests in the ventures. Accordingly, the transaction resulted in a change in the manner of accounting for the ventures from the equity method, back to the consolidation method, effective November 18, 1999.

  As of September 30, 1999, the Internet Group's total equity investment in the ventures was approximately $1.3 million.

Use of Estimates
  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Actual results could differ from those estimates.

Revenue Recognition
  Advertising revenues are recognized on the basis of impression views in the period the advertising is displayed, provided that no significant obligations remain and collection of the resulting receivable is probable. Certain advertising contracts include guarantees of a minimum number of impressions. To the extent the minimum guaranteed impressions are not met, revenue recognition is deferred until the guaranteed impression levels are achieved.

  Advertising revenues also reflect the exchange of advertising space on the Internet Group's Web sites for reciprocal advertising space from other entities. Revenues from these exchange transactions are recorded at the estimated fair value of the services surrendered, if the fair value of the advertising surrendered is determinable based on the Internet Group's recent cash transactions with similar characteristics. Advertising revenues recognized under these trading activities totaled $8.7 million for 2000 and were immaterial for 1999 and 1998.

  The Internet Group provides services, such as advertising and Web site development, in exchange for equity in certain of its customers. Revenue is recognized as the services are performed based on the fair value of the services provided or the equity received, whichever is more readily determinable. Such revenue was immaterial in 2000, 1999 and 1998.

  Revenues from subscription-based fees and services are recognized ratably over the term of the related contracts. Unearned revenue represents advance payments received for online subscriptions and customer advertising.

  Licensing revenues are generally recognized ratably over the life of the applicable contracts.

  Direct Marketing and Internet-based merchandise commerce revenues are recognized upon shipment of product to customers.

  Web site development revenues are recognized as services are performed and reflect costs incurred plus a 10% fee. These revenues are derived from entities affiliated with Disney (Note 13).

  The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements, in December 1999. The SAB summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. During the fourth quarter of the current year, the Internet Group performed a comprehensive review of its revenue recognition policies and determined that they are in compliance with SAB 101.

Web Site Development Expenses
  Web site development expenses relate to the development of new online services and consist principally of employee compensation, as well as costs for content, facilities and equipment. In the fourth quarter of 2000, the Internet Group adopted the consensus in the Financial Accounting Standards Board Emerging Issues Task Force (EITF) Issue No. 00-2, Accounting for Web Site Development Costs, which requires that certain costs to develop Web sites be capitalized or expensed, depending on the nature of the costs. During 2000, development expenses of $2.6 million have been capitalized and are being amortized over a period of 18 months.

Research and Development Expenses
  Research and development costs are charged to expense as incurred. Research and development costs were $6.0 million in 2000 and were immaterial for 1999 and 1998.

Cash and Cash Equivalents
  Cash and cash equivalents consist of cash on hand and marketable securities with original maturities of three months or less.

Inventories
  Carrying amounts of merchandise are generally determined on a moving average cost basis and are stated at the lower of cost or market.

Investments
  Marketable equity securities are classified as "available-for-sale" and are recorded at fair value with unrealized gains and losses included in group equity. All other equity securities are accounted for using either the cost method or the equity method. The Internet Group's share of earnings or losses in its equity investments accounted for under the equity method, other than Infoseek for 1999, is included in corporate and other activities in the Combined Statements of Operations.

  The Internet Group continually reviews its investments to determine whether a decline in fair value below the cost basis is other than temporary. If the decline in fair value is judged to be other than temporary, the cost basis of the security is written down to fair value and the amount of the write-down is included in the Combined Statements of Operations.

  For the period from November 18, 1998 to November 17, 1999, the Internet Group included an equity investment in Infoseek, a publicly held Internet search company (Note 2). Differences between the carrying amount of the investment and the underlying equity in the net assets were assigned to intangible assets, which are being amortized over periods ranging from two to five years. As of October 2, 1999, Infoseek's total assets were $991.6 million. As of September 30, 1999, the Internet Group owned approximately 42% of Infoseek's outstanding common stock with an approximate fair value of $815.2 million.

  During 1999, EIV and AIV were accounted for under the equity method since the Internet Group did not control a majority voting interest in either venture. Under each of the respective joint venture agreements, required funding and losses were split 40%/60% between the Internet Group and Infoseek, respectively, for such periods.

Advertising Expenses
  The costs of advertising are expensed as incurred except for direct-response advertising which is capitalized and amortized over the expected period of future benefit. Direct-response advertising consists primarily of catalog production and mailing costs, which are capitalized and amortized over the expected future revenue stream, generally up to six months from the date catalogs are mailed. Catalog costs are accounted for in accordance with AICPA Statement of Position (SOP) 93-7, Reporting on Advertising Costs (SOP 93-7). SOP 93-7 requires that advertising costs be amortized based on the ratio of the current period's revenues for a catalog cost pool to estimated total revenues for that catalog cost pool.

  As of September 30, 2000 and 1999, capitalized advertising costs totaled $6.4 million and $7.7 million, respectively. Advertising expense amounted to $139.2 million, $46.2 million and $54.9 million in 2000, 1999 and 1998, respectively.

Property and Equipment
  Property and equipment are carried at cost. Depreciation is computed using the straight-line method based upon the estimated useful lives of the assets. Leasehold improvements are amortized over their estimated useful lives, or the life of the related lease, whichever is shorter, using the straight-line method.

                              Useful
                               Lives
                              (years)   2000    1999
    --------------------------------------------------
     Computer equipment          3    $147,018 $28,825
     Machinery and equipment   3-10     10,313  10,863
     Furniture and fixtures    5-10     12,771   8,135
     Leasehold improvements    5-15     24,914   5,686
                                      -------- -------
                                      $195,016 $53,509
                                      ======== =======

Intangible/Other Assets
  Intangible assets are amortized over periods ranging from two to nine years. The Internet Group continually reviews the recoverability of the carrying value of these assets using the methodology prescribed in Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of. The Internet Group also reviews long-lived assets and the related intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. Upon the occurrence of such an event or change in circumstance, recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate, to the carrying amount, including associated intangible assets, of such operation. If the operation is determined to be unable to recover the carrying amount of its assets, then intangible assets are written down first, followed by the other long-lived assets of the operation, to fair value. Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the assets.

  During 2000, the Internet Group recorded a $30.8 million non-cash impairment charge, which is reported in other operating expenses, related to goodwill and other intangible assets for an Internet business. Based upon a significant decrease in revenues relative to budget, the Internet Group performed an impairment assessment in accordance with SFAS No. 121, and accordingly wrote the assets, primarily intangibles, down to their fair value, which was determined based upon projected discounted future cash flows of that business.

Risk Management Contracts
  The Company manages most treasury activities on a centralized basis, including interest rate and foreign currency risk management. In the normal course of business, the Company employs a variety of off-balance-sheet financial instruments to manage its exposure to fluctuations in interest and foreign currency exchange rates, including interest rate and cross-currency swap agreements, forward, option, swaption and spreadlock contracts and interest rate caps.

  The Company designates and assigns the financial instruments as hedges of specific assets, liabilities or anticipated transactions. When hedged assets or liabilities are sold or extinguished or the anticipated transactions being hedged are no longer expected to occur, the Company recognizes the gain or loss on the designated hedging financial instruments. Gains and losses on hedging instruments attributed to the Internet Group were not material.

Stock Options
  The Internet Group uses the intrinsic-value method of accounting for stock-based awards granted to employees and, accordingly, does not recognize compensation expense for its stock-based awards to employees in the Combined Statements of Operations. See Note 8 for supplemental information on the impact of the fair-value method of accounting for stock options.

Earnings Per Share
  Walt Disney Internet Group common stock is a class of common stock of The Walt Disney Company. Loss per share attributed to the Internet Group common stock is presented in the consolidated results of operations for The Walt Disney Company presented elsewhere herein.

2 Acquisitions and Dispositions

Starwave Acquisition
  In April 1997, the Company acquired a 42% equity interest, and a majority voting interest, in Starwave for $82.0 million in cash. The acquisition was accounted for as a purchase. The excess of the purchase price over the fair market value of net assets acquired of $66.4 million was attributed to goodwill and is being amortized over five years. On May 1, 1998, the Company acquired an additional 48% of Starwave in exchange for Company common stock valued at approximately $141.2 million, increasing its equity ownership from 42% to 90%. The excess of the purchase price over the fair market value of net assets acquired of $141.2 million was attributed to goodwill and is being amortized over five years. The assets, liabilities and results of operations related to Starwave were included in the Combined Financial Statements from the date of acquisition through November 17, 1998. Starwave was acquired by Infoseek on November 18, 1998.

  During May 1998, as part of the Company's Internet strategy, management committed to a plan to dispose of its interest in Starwave. Accordingly, the Internet Group accounted for Starwave as held for sale effective in the third quarter of 1998, and ceased depreciation and amortization of Starwave's assets. At that time, the Internet Group's interest in Starwave's net assets was $201.0 million, and from that period through September 30, 1998, after elimination of intercompany revenues and expenses, Starwave had net revenues of $400,000 and operating losses of $3.1 million. From October 1, 1998 through November 17, 1998, Starwave's results of operations were not material.

Infoseek Acquisition/Starwave Disposition
  On June 18, 1998, the Company reached an agreement for the acquisition of Starwave by Infoseek, the purchase of additional shares of Infoseek common stock for $70.0 million and the purchase of warrants for $139.0 million, enabling it, under certain circumstances, to achieve a majority stake in Infoseek. On November 18, 1998, the shareholders of both Infoseek and Starwave approved the acquisition. As a result of the acquisition and the Company's purchase of additional shares of Infoseek common stock pursuant to the merger agreement, the Company acquired approximately 43% of Infoseek's outstanding common stock.

  Upon completion of this transaction, the Company recognized a non-cash gain of $345.0 million. The gain reflected the market value of the Infoseek shares received under a partial sale accounting model. As a result of its investment in Infoseek, the Internet Group recorded intangible assets of $460.2 million, including $420.8 million of goodwill, which are being amortized over an estimated useful life of two years. The Company determined the economic useful life of the acquired goodwill by giving consideration to the useful lives of Infoseek's identifiable intangible assets, consisting of developed technology, trademarks and in-place workforce. In addition, the Company considered the competitive environment and the rapid pace of technological change in the Internet industry.

  For the period from November 18, 1998 to November 17, 1999, the Internet Group accounted for the investment in Infoseek under the equity method of accounting. For the year ended September 30, 1999, the Internet Group recorded $228.4 million of amortization related to intangible assets, a charge of $43.6 million for acquired in-process research and development costs, and its portion of Infoseek's operating losses of $49.3 million. These amounts have been reflected in equity in Infoseek loss in the Combined Statements of Operations. As of September 30, 1999, the Internet Group's recorded investment in Infoseek was $494.8 million.

  The Company agreed to provide promotional services to Infoseek pursuant to a promotion agreement entered into by the Company and Infoseek effective November 18, 1998. The promotion agreement, which has been superseded by the promotion policy described in Note 13 after the issuance of Internet Group common stock discussed more fully below, provided that Infoseek pay the Company $165.0 million over a five-year period. Annual charges under the agreement ranged from $25.0 million to $41.0 million, with specific amounts subject to each year's marketing plan to be agreed upon between the parties. For the year ended September 30, 1999, the Company recorded revenues and Infoseek recorded expenses amounting to $19.4 million under the terms of the promotion agreement. Disney and the Internet Group also engaged in cross promotion of their respective brands, intellectual property and programming.

  On November 17, 1999, stockholders of the Company and Infoseek approved the Company's acquisition of the remaining interest in Infoseek that the Company did not already own.

  The acquisition was effected by the creation and issuance of a new class of common stock, called Internet Group common stock, in exchange for outstanding Infoseek shares, at an exchange rate of 1.15 shares of Internet Group common stock for each Infoseek share. Upon consummation of the acquisition, the Company combined its Internet and direct marketing businesses with Infoseek to create a single Internet and direct marketing business called the Walt Disney Internet Group.

  The acquisition has been accounted for as a purchase, and the acquisition cost of $2.1 billion has been allocated to the assets acquired and liabilities assumed based on estimates of their respective fair values. Assets acquired totaled $130 million and liabilities assumed were $46 million. A total of approximately $2.0 billion, representing the excess of acquisition cost over the fair value of Infoseek's net assets, has been allocated to identifiable intangible assets and goodwill of $1.9 billion, and is being amortized over two to nine years. The Company determined the economic useful life of acquired goodwill by giving consideration to the useful lives of Infoseek's identifiable intangible assets, including developed technology, trademarks, user base, joint venture agreements and in-place workforce. In addition, the Company considered the competitive environment and the rapid pace of technological change in the Internet industry. During the quarter ended December 31, 1999, the Internet Group recorded charges for purchased in-process research and development totaling $23.3 million, which are reported in other operating expenses in the Combined Statements of Operations.

  As discussed above, $43.6 million and $23.3 million, respectively, of the November 18, 1998 and November 17, 1999 Infoseek purchase prices represent purchased in-process technology that had not yet reached technological feasibility and had no alternative future use. Accordingly, upon consummation of the respective acquisitions, these amounts were immediately expensed in the Combined Statements of Operations. The values assigned to purchased in-process technology, based on valuations prepared by an independent third-party appraisal company, were determined by identifying research projects in areas for which technological feasibility had not been established. The in-process technology development included development efforts in Infoseek's core systems for its infrastructure, features and content. The value was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows to their present value.

  The Internet Group's combined results of operations have incorporated Infoseek's activity on a consolidated basis since November 18, 1999.

  The unaudited pro forma information below presents combined results of operations of the Internet Group, as if the Infoseek acquisition had occurred at the beginning of 1999. The unaudited pro forma information is not necessarily indicative of the results of operations of the combined group had the Infoseek acquisition occurred at the beginning of fiscal 1999, nor is it necessarily indicative of future results.

                                                         Year Ended
                                                        September 30,
                                                   ------------------------
     (unaudited)                                      2000         1999
     --------------------------------------------  -----------  -----------
     Revenues                                      $   391,982  $   348,081
     Net loss                                       (1,102,004)  (1,021,739)
     Net loss attributed to Internet Group common
      stock                                           (316,671)    (285,341)

  The pro forma amounts for the year exclude charges for purchased in-process research and development costs of $23.3 million and $116.2 million in 2000 and 1999, respectively, and the Starwave gain in fiscal 1999.

Soccernet.com Acquisition
  On June 30, 1999, the Internet Group acquired a 60% interest in a partnership that owns Soccernet.com, a U.K. Web site, in exchange for Internet Group common stock valued at approximately $23.7 million. The purchase price was reflected as a liability in the Combined Balance Sheets until the Internet Group stock was issued in November 1999. The Internet Group agreed to guarantee the value of the stock for one year from the date of delivery. The acquisition was accounted for as a purchase, and the excess of the purchase price over the fair market value of net assets acquired of $39.5 million was attributed to goodwill and is being amortized over three years. The assets, liabilities and results of operations related to Soccernet.com have been included in the Combined Financial Statements from the date of this acquisition.

  On June 30, 2000, the Internet Group acquired the remaining 40% interest in Soccernet.com that it did not already own for $15.2 million in cash. The acquisition has been accounted for as a purchase. The excess of the purchase price over the fair value of the net assets acquired was $15.2 million and has been recorded as goodwill, which is being amortized over its estimated useful life of two years.

Toysmart.com Acquisition
  On August 12, 1999, the Internet Group acquired a 61% interest in toysmart.com, an online commerce business, in exchange for a commitment to provide $25.0 million in cash and $20.0 million in promotional services through December 2000. The Internet Group contributed $14.9 million and $19.0 million in cash and $14.5 million and $1.2 million in promotional services pursuant to the agreement, during 2000 and 1999, respectively.

  The acquisition was accounted for as a purchase, and the excess of the purchase price over the fair market value of net assets acquired of $29.5 million was attributed to goodwill with an estimated life of three years. In addition, $9.0 million was capitalized with respect to deferred compensation resulting from the acquisition with an estimated useful life of four years.

  The assets, liabilities and results of operations related to toysmart.com have been included in the combined financial statements from the date of acquisition. As a result of toysmart.com's bankruptcy filing on June 9, 2000, the Internet Group changed its method of accounting for toysmart.com from the consolidation method to the cost method, effective June 9, 2000. The Internet Group's investment in toysmart.com as of September 30, 2000 was not significant.

Ultraseek Disposition
  In July 2000, the Internet Group sold Ultraseek Corporation, a subsidiary that provides intranet search software, which it had acquired as part of its acquisitions of Infoseek. Proceeds from the sale consisted of shares of common stock of the purchaser, Inktomi Corporation, a publicly held company, and approximately $4 million in cash. As of the acquisition date, the Inktomi stock was valued at $309.2 million. The sale resulted in a pre-tax gain of $152.9 million ($39.3 million after tax). The Internet Group has sold 929,000 shares of the Inktomi common stock generating cash proceeds of $119.8 million and a realized gain of $5.4 million. Since October 2000, the stock price of Inktomi shares has declined, like those of many technology companies, resulting in an unrealized loss of $153.6 million as of November 30, 2000 on the remaining shares held by the Internet Group.

3 Reorganization

  On July 10, 1999, the Company entered into an Agreement and Plan of Reorganization (the Reorganization Agreement) with Infoseek. Pursuant to the Reorganization Agreement, the Company proposed to acquire the remaining 58% of Infoseek that it did not already own by issuing 1.15 shares of a new class of common stock (Internet Group common stock) for each outstanding share of Infoseek common stock.

  The Infoseek merger and issuance of Internet Group common stock required approvals by Infoseek and Company stockholders, respectively. Once approvals were obtained, the Company combined its Internet and direct marketing operations with Infoseek to establish a new reporting entity, the Internet Group, and issued approximately 42.2 million shares of Internet Group common stock, which trade under the ticker symbol "DIG," to track the performance of the Internet Group. The Company also converted outstanding Infoseek stock options into options exercisable for shares of Internet Group common stock.

  As of November 18, 1999, the effective date of the Infoseek merger, Disney retained an initial equity interest of approximately 72% in the Internet Group and former Infoseek stockholders owned the remaining 28%. Shares of the Company's existing common stock were renamed Disney common stock, and reflect the performance of the Company's businesses other than the Internet Group, plus Internet Group losses attributed to Disney.

  Pursuant to the Reorganization Agreement, the Company has the right to acquire an additional 18 million shares of Internet Group common stock, representing an approximately 3% increase in Disney's initial retained interest, at a 20% premium to market value, subject to a maximum price of $43.48 per share.

  In addition, the Company's Board of Directors may at any time after the first anniversary of the effective date of the merger convert each outstanding share of Internet Group common stock into Disney common stock at a rate equal to the applicable percentage on the conversion dates below, of the market value ratio, as defined, of Internet Group common stock to Disney common stock prior to the notice of such conversion:

     Any conversion date
     occurring after the
     following
     anniversary of the     Percentage of market
     effective date of         value ratio of
     the merger and on or      Internet Group
     prior to the next        common stock to
     such anniversary:      Disney common stock:
     --------------------   --------------------
     First                          120%
     Second                         115%
     Third through ninth            110%
     Tenth and thereafter           105%

4 Borrowings

  On November 18, 1998, the Internet Group purchased warrants from Infoseek (Note 2) in exchange for a note payable over five years bearing interest at 6.5% annually, with principal and interest payable in 20 quarterly installments, beginning February 18, 1999. At September 30, 1999, borrowings under the Infoseek note payable totaled $118.2 million, of which $27.8 million has been included in the current portion of borrowings in the Combined Balance Sheets. Effective November 18, 1999, the Internet Group acquired the remaining 58% of Infoseek that it did not already own (Note 2), and as a result the Infoseek note payable is no longer outstanding.

5 Income Taxes

                                           2000         1999       1998
----------------------------------------------------------------------------
Loss Before Income Taxes and Minority
 Interests                              $(1,124,783)  $(98,166)  $(111,180)
                                        ===========   ========   =========
Income Tax (Benefit) Provision
Current
  Federal                               $  (115,891)  $(41,523)  $ (30,449)
  State                                      (7,139)    (4,549)     (2,080)
                                        -----------   --------   ---------
                                           (123,030)   (46,072)    (32,529)
                                        -----------   --------   ---------
Deferred
  Federal                                    34,551      8,548      (2,905)
  State                                          40        937        (199)
                                        -----------   --------   ---------
                                             34,591      9,485      (3,104)
                                        -----------   --------   ---------
                                        $   (88,439)  $(36,587)  $ (35,633)
                                        ===========   ========   =========
Components of Deferred Tax Assets and
 Liabilities
Deferred tax assets
  Net operating loss carryforward       $   (40,807)  $    --
  Unearned revenue                           (2,057)    (2,057)
  Accrued liabilities                       (12,141)    (6,936)
  Investments                               (20,046)       --
                                        -----------   --------
    Total deferred tax assets               (75,051)    (8,993)
                                        -----------   --------
Deferred tax liabilities
  Depreciable, amortizable and other
   property                                  18,810      2,905
  Investments                                   --      55,491
                                        -----------   --------
    Total deferred tax liabilities           18,810     58,396
                                        -----------   --------
Net deferred tax (asset) liability
 before valuation allowance                 (56,241)    49,403
Valuation allowance                           3,862        --
                                        -----------   --------
Net deferred tax (asset) liability      $   (52,379)  $ 49,403
                                        ===========   ========
Reconciliation of Effective Income Tax
 Rate
Federal income tax rate                       (35.0)%    (35.0)%     (35.0)%
Nondeductible amortization of
 intangible assets                             22.7        --          2.2
State taxes, net of federal income tax
 benefit                                       (0.4)      (2.4)       (2.4)
Effect of valuation allowance                   --         --          3.1
Dispositions                                    4.7        --          --
Other, net                                      0.1        0.1         0.1
                                        -----------   --------   ---------
                                               (7.9)%    (37.3)%     (32.0)%
                                        ===========   ========   =========

  Deferred tax assets at September 30, 2000, were reduced by a valuation allowance relating to a portion of the tax benefits attributable to certain net operating losses (NOLs) reflected on state tax returns of Infoseek and its subsidiaries for periods prior to the acquisition of Infoseek by the Internet Group on November 17, 1999 (Note 2), where applicable state tax laws limit the utilization of such NOLs. Since this valuation allowance relates to acquired deferred tax assets, the subsequent realization of these tax benefits would result in the application of the allowance amount as a reduction to goodwill. Deferred tax assets at September 30, 1999, do not include the NOLs of Infoseek and its subsidiaries, as the Internet Group's investment in Infoseek was accounted for under the equity method prior to the November 17, 1999 acquisition.

  At September 30, 2000, approximately $121.0 million of NOL carryforwards is available to offset taxable income of both Disney and the Internet Group through the year 2019. While the acquisition of

Infoseek by the Company constituted a change in ownership as defined under
Section 382 of the Internal Revenue Code, the resulting annual limitation on the use of Infoseek's pre-change NOLs exceeds the remaining amount of NOL carryforwards and will not limit their utilization.

  The Company files a consolidated federal income tax return and certain state income tax returns that include Internet Group and Disney results. Income tax benefits have been allocated to the Internet Group in amounts equal to the Federal and state tax effects that its operations have had on the Company's consolidated income tax provisions.

  If the Internet Group were required to prepare its federal and state income tax returns on a separate return basis, the tax benefits attributed to the Internet Group by Disney would not be realizable in the current periods, as presented in the Combined Statements of Operations. In addition, on a separate return basis, the deferred tax assets presented above and in the Combined Balance Sheets would be fully reserved.

  In 2000, income tax benefits of $15.3 million attributable to employee stock option transactions were credited to group equity.

6 Pension and Other Benefit Programs

  The Company maintains pension and postretirement medical benefit plans covering most of its domestic employees not covered by union or industry-wide plans. Employees hired after January 1, 1994 are not eligible for postretirement medical benefits. With respect to its qualified defined benefit pension plans, the Company's policy is to fund, at a minimum, the amount necessary on an actuarial basis to provide for benefits in accordance with the requirements of the Employee Retirement Income Securities Act of 1974. Pension benefits are generally based on years of service and/or compensation. Obligations and costs related to the Internet Group's postretirement medical benefit plans are not material to the Internet Group's financial condition or results of operations.

  The following chart summarizes the balance sheet impact, as well as the benefit obligations, assets, funded status and rate assumptions associated with the pension plans for the Internet Group.

                                                       Pension Plans
                                                      -----------------
                                                        2000     1999
                                                      --------  -------
Reconciliation of funded status of the plans and the
 amounts included in the Combined Balance Sheets:

Projected benefit obligations
  Beginning obligations                               $ (2,021) $(2,176)
  Service cost                                            (457)    (501)
  Interest cost                                           (151)    (147)
  Actuarial gains                                          514      803
  Curtailment gain                                         195      --
                                                      --------  -------
  Ending obligations                                    (1,920)  (2,021)
                                                      --------  -------
Fair value of plans' assets
  Beginning fair value                                   1,510    1,356
  Actual return on plans' assets                           461      167
  Expenses                                                 (27)     (13)
                                                      --------  -------
  Ending fair value                                      1,944    1,510
                                                      --------  -------
Funded status of the plans                                  24     (511)
  Unrecognized net (gain) loss                            (658)     147
                                                      --------  -------
  Net balance sheet liability                         $   (634) $  (364)
                                                      ========  =======
Amounts recognized in the balance sheet consist of:
  Prepaid benefit cost                                $     86  $   144
  Accrued benefit liability                               (914)    (689)
  Accumulated other comprehensive income                   194      181
                                                      --------  -------
                                                      $   (634) $  (364)
                                                      ========  =======
Rate Assumptions:
  Discount rate                                            8.0%     7.5%
  Rate of return on plans' assets                         10.0%    10.5%
  Salary increases                                         5.5%     5.1%
  Annual increase in cost of benefits                      n/a      n/a

  The projected benefit obligations, accumulated benefit obligations and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $1.6 million, $1.6 million and $0.9 million for 2000, respectively, and $1.4 million, $1.3 million and $0.7 million for 1999, respectively.

  The Internet Group's accumulated pension benefit obligations at September 30, 2000 and 1999 were $1.9 million and $1.8 million, of which 69.5% and 60.0% were vested, respectively.

  Pension plan expense for 2000, 1999 and 1998 totaled $0.5 million, $0.6 million and $0.1 million, respectively. The discount rate, rate of return on plan assets and salary increase assumptions for the pension plans were 6.8%, 10.5% and 4.4%, respectively, in 1998.

  After July 1, 2000, Internet Group employees were no longer eligible to participate in the pension plans. As a result, the Internet Group recorded a $0.2 million curtailment gain in 2000.

  On April 1, 2000, the Company established the GO.com Savings and Investment Plan, which allows eligible employees to allocate up to 15% of their salary to the plan through payroll deductions. The Company matches 50% of the employee's pre-tax contributions up to plan limits. Total plan expense was $0.8 million for 2000.

7 Group Equity

  As described more fully in Note 2, effective November 17, 1999, the Company completed its acquisition of Infoseek via the creation and issuance of a new class of common stock, called Internet Group common stock. Upon issuance of the Internet Group common stock, shares of the Company's existing common stock were reclassified as Disney common stock, to track the financial performance of the Company's businesses other than the Internet Group, plus Internet Group losses attributed to Disney.

  In April 2000, the Company's Board of Directors approved a share repurchase program for up to five million shares of Internet Group common stock in the open market. During 2000, the Internet Group repurchased 908,533 shares at a cost of $11.4 million under this program. The Company was authorized to repurchase approximately 4.1 million additional Internet Group shares as of September 30, 2000.

8 Stock Incentive Plans

  Eligible employees of the Internet Group participate in various Company stock option plans. Under the plans, the Company may grant stock options and other awards to key executive, management and creative personnel at exercise prices equal to or exceeding the market price at the date of grant. In general, options for Disney common stock become exercisable over a five-year period from the grant date and expire 10 years after the date of grant. Options for Internet Group common stock become exercisable over a four-year period from the grant date and expire 10 years after the date of grant. Internet Group shares available for future option grants at September 30, 2000 totaled 5.1 million.

  The following table summarizes information about Disney stock option transactions related to Internet Group employees (shares in thousands):

                                  2000             1999             1998
                             ---------------- ---------------- ----------------
                                     Weighted         Weighted         Weighted
                                     Average          Average          Average
                                     Exercise         Exercise         Exercise
                             Shares   Price   Shares   Price   Shares   Price
                             ------  -------- ------  -------- ------  --------
Outstanding at beginning of
 year                         4,872   $28.60  2,920    $27.58  1,164    $21.58
Transfers, net(/1/)             485    22.91  1,566     26.38    --
Awards canceled              (1,462)   30.16   (678)    26.90   (509)    27.87
Awards granted                1,481    30.22  1,127     32.93  2,407     30.16
Awards exercised               (521)   24.04    (63)    21.57   (142)    21.03
                             ------           -----            -----
Outstanding at September 30   4,855   $28.55  4,872    $28.60  2,920    $27.58
                             ======           =====            =====
Exercisable at September 30   1,704   $24.90  1,319    $22.93    611    $22.60
                             ======           =====            =====

--------
(1) Primarily represents options for Disney shares that employees received prior to their transfer to the Internet Group.

  The following table summarizes information about Internet Group stock option transactions (shares in thousands):

                                            2000
                                       ----------------
                                               Weighted
                                               Average
                                               Exercise
                                       Shares   Price
                                       ------  --------
     Outstanding at beginning of year  11,661   $24.54
     Options converted(/1/)            (8,749)   28.79
     Awards granted                    27,632    20.48
     Awards exercised                  (2,366)    7.20
                                       ------
     Outstanding at September 30       28,178   $20.70
                                       ======
     Exercisable at September 30        1,834   $26.43
                                       ======

--------
(1) Represents options held by Infoseek shareholders that were converted into options to purchase Internet Group common stock on November 17, 1999, when the Company acquired the remaining interest in Infoseek (Note 2).

  The following table summarizes information about Disney stock options outstanding at September 30, 2000 related to Internet Group employees (shares in thousands):

                           Outstanding                   Exercisable
              -------------------------------------- -------------------
                                            Weighted            Weighted
   Range of               Weighted Average  Average             Average
   Exercise     Number   Remaining Years of Exercise   Number   Exercise
    Prices    of Options  Contractual Life   Price   of Options  Price
   --------   ---------- ------------------ -------- ---------- --------
   $ 5-$ 9         44           0.2          $ 8.15       44     $ 8.15
   $10-$14        191           3.7           13.41      173      13.34
   $15-$19        298           3.4           16.90      120      17.86
   $20-$24        773           5.5           21.46      616      21.45
   $25-$29      1,445           8.5           26.71      312      26.69
   $30-$34        811           8.7           33.75      107      33.95
   $35-$39      1,147           7.2           36.79      332      37.34
   $40-$44        146           9.7           40.37      --         --
                -----                                  -----
                4,855                                  1,704
                =====                                  =====

  The following table summarizes information about Internet Group stock options outstanding at September 30, 2000 (shares in thousands):

                           Outstanding                   Exercisable
              -------------------------------------- -------------------
                                            Weighted            Weighted
   Range of               Weighted Average  Average             Average
   Exercise     Number   Remaining Years of Exercise   Number   Exercise
    Prices    of Options  Contractual Life   Price   of Options  Price
   --------   ---------- ------------------ -------- ---------- --------
   $ 0-$ 4         291          5.4          $ 1.16      265     $ 0.87
   $ 5-$ 9         288          6.7            8.32      206       8.08
   $10-$14      14,306          9.7           12.14       38      14.36
   $15-$19         212          7.4           17.11      112      17.09
   $20-$24       1,471          9.3           21.97       36      23.28
   $25-$29       5,450          9.2           25.94      393      26.56
   $30-$34         120          8.3           31.90       32      32.48
   $35-$39       5,360          9.0           35.70      463      37.13
   $40-$44         403          8.3           43.47      165      43.51
   $45-$100        277          7.8           60.86      124      60.09
                ------                                 -----
                28,178                                 1,834
                ======                                 =====

  The following table reflects pro forma net loss attributed to the Internet Group had the Internet Group elected to adopt the fair value approach of SFAS 123:

                                                 2000        1999      1998
                                              -----------  --------  --------
Net loss:
  As reported                                 $(1,016,332) $(59,256) $(71,070)
  Pro forma                                    (1,052,966)  (64,558)  (74,369)

Net loss attributed to Internet Group common
 stock:
  As reported                                 $  (275,627)
  Pro forma                                      (286,153)

  These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years.

  The weighted average fair values of Disney options at their grant date during 2000, 1999 and 1998, where the exercise price equaled the market price on the grant date, were $12.49, $11.11 and $10.82, respectively. The weighted average fair value of options at their grant date during 1998, where the exercise price exceeded the market price on the grant date, was $8.55. No such options were granted during 2000 and 1999. The estimated fair value of each Disney option granted is calculated using the Black-Scholes option-pricing model. The weighted average assumptions used in the model were as follows:

     Disney Shares                  2000  1999  1998
     -------------                  ----  ----  ----
     Risk-free interest rate        6.5%  5.3%  5.4%
     Expected years until exercise  6.0   6.0   6.0
     Expected stock volatility       26%   25%   23%
     Dividend yield                 .59%  .69%  .71%

  The weighted average fair values of the Internet Group options at their grant date during 2000, where the exercise price equaled the market price on the grant date, was $15.00. The estimated fair value of each Internet Group option granted is calculated using the Black-Scholes option-pricing model. The weighted average assumptions used in the model were as follows:

     Internet Group Shares          2000
     ---------------------          ----
     Risk-free interest rate         6.4%
     Expected years until exercise   6.0
     Expected stock volatility      80.0%
     Dividend yield                  0.0%

9 Detail of Certain Balance Sheet Accounts

                                                            2000      1999
-----------------------------------------------------------------------------
Prepaid and other assets
  Prepaid costs                                          $   15,507  $10,408
  Other                                                       2,480    3,497
                                                         ----------  -------
                                                         $   17,987  $13,905
                                                         ==========  =======
Intangible assets, net
  Costs in excess of net assets acquired                 $2,106,114  $69,002
  Accumulated amortization                                 (736,969)  (4,613)
                                                         ----------  -------
                                                         $1,369,145  $64,389
                                                         ==========  =======
Accounts payable and other accrued liabilities
  Accounts payable                                       $   38,595  $21,391
  Payroll and employee benefits                              31,410    4,473
  Accrued liabilities                                        73,470   35,662
  Liability related to acquisition of Soccernet (Note 2)        --    23,700
  Other                                                         --     5,771
                                                         ----------  -------
                                                         $  143,475  $90,997
                                                         ==========  =======

10 Segments

  The operating segments reported below are the segments of the Internet Group for which separate financial information is available and for which operating income or loss amounts are evaluated regularly by executive management in deciding how to allocate resources and in assessing performance. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies (Note 1).

  Operating income (loss) amounts evaluated include earnings (loss) before amortization of intangible assets, corporate and other activities, equity in Infoseek loss, net interest expense or income, income taxes and minority interests. Corporate and other activities principally consists of executive management, certain unallocated administrative support functions and income or loss from equity investments, excluding Infoseek.

  The following segment results include allocations of certain costs, including certain information technology costs, pension, legal and other shared services, which are allocated based on consumption. In addition, all significant intersegment transactions have been eliminated.

Business Segments                            2000        1999      1998
---------------------------------------------------------------------------
Revenues
  Direct Marketing                        $   114,766  $148,127  $ 191,808
  Internet                                    253,747    58,286     67,764
                                          -----------  --------  ---------
   Total Combined Revenues                $   368,513  $206,413  $ 259,572
                                          ===========  ========  =========
Operating (loss) income
  Direct Marketing                        $   (29,942) $(23,359) $ (18,580)
  Internet(/1/)                              (371,321)  (70,133)   (75,373)
                                          -----------  --------  ---------
                                             (401,263)  (93,492)   (93,953)
  Gain on sale of Ultraseek                   152,869       --         --
  Gain on sale of Starwave                        --    345,048        --
                                          -----------  --------  ---------
                                             (248,394)  251,556    (93,953)
  Amortization of intangible assets           790,774     4,613      6,639
                                          -----------  --------  ---------
   Total Combined Operating (Loss) Income $(1,039,168) $246,943  $(100,592)
                                          ===========  ========  =========

Business Segments                         2000      1999     1998
-------------------------------------------------------------------
Capital expenditures
  Direct Marketing                     $    3,720 $  7,698 $ 16,973
  Internet                                 54,040    9,232    9,619
                                       ---------- -------- --------
   Total Combined Capital Expenditures $   57,760 $ 16,930 $ 26,592
                                       ========== ======== ========
Depreciation expense
  Direct Marketing                     $    3,644 $  3,098 $  1,632
  Internet                                 30,490    4,977    7,918
                                       ---------- -------- --------
   Total Combined Depreciation Expense $   34,134 $  8,075 $  9,550
                                       ========== ======== ========
Amortization expense
  Direct Marketing                     $      --  $    --  $    --
  Internet                                790,774    4,613    6,639
                                       ---------- -------- --------
   Total Combined Amortization Expense $  790,774 $  4,613 $  6,639
                                       ========== ======== ========
Identifiable assets
  Direct Marketing                     $   67,790 $ 81,705 $ 91,723
  Internet(/2/)                         1,887,457  624,719  244,222
                                       ---------- -------- --------
   Total Combined Assets               $1,955,247 $706,424 $335,945
                                       ========== ======== ========
Supplemental revenue data
  Internet
    Media                              $  179,069 $ 34,828 $ 51,604
    Commerce--Third Parties                47,468   12,649    7,560
    Commerce--Affiliates                   27,210   10,809    8,600
                                       ---------- -------- --------
   Total Internet Revenues             $  253,747 $ 58,286 $ 67,764
                                       ========== ======== ========

Geographic Segments                  2000        1999      1998
-------------------------------------------------------------------
Revenues
  United States                   $   344,466  $203,844  $ 259,572
  Europe                               11,709     2,514        --
  Asia Pacific                         10,894        55        --
  Latin America, Canada and Other       1,444       --         --
                                  -----------  --------  ---------
                                  $   368,513  $206,413  $ 259,572
                                  ===========  ========  =========
Operating (loss) income
  United States(/1/)              $(1,005,610) $254,536  $(100,592)
  Europe                              (19,952)   (6,741)       --
  Asia Pacific                        (15,082)     (856)       --
  Latin America, Canada and Other       1,476         4        --
                                  -----------  --------  ---------
                                  $(1,039,168) $246,943  $(100,592)
                                  ===========  ========  =========
Identifiable assets
  United States(/2/)              $ 1,915,491  $668,488  $ 335,945
  Europe                               33,314    37,936        --
  Asia Pacific                          6,442       --         --
                                  -----------  --------  ---------
                                  $ 1,955,247  $706,424  $ 335,945
                                  ===========  ========  =========

--------
(1) The 2000 balance includes an impairment charge of $30.8 million related to goodwill and other intangible assets.
(2) Included in amounts are equity investments totaling $21.4 million, $497.5 million and $0.7 million for 2000, 1999 and 1998, respectively.

11 Financial Instruments

Investments
  As of September 30, 2000 and 1999, the aggregate fair values of securities classified as available-for-sale were $196 million and $7.7 million, respectively. Realized gains and losses are determined principally on an average cost basis. Total proceeds from sales of available-for-sale securities were $119.8 million in 2000. In 2000, the Internet Group recognized $5.4 million in gains on sales of securities. The Internet Group has assessed the recoverability of certain investments and has determined that it will be unable to recover a portion of the carrying amount of such investments as of September 30, 2000. Accordingly, the Internet Group has recorded a charge of $36.5 million to reflect impairments as of September 30, 2000 in the values of these investments. In 2000, gross unrealized losses on available-for-sale securities were $18.8 million. In 1999, gross unrealized gains on available-for-sale securities were $1.5 million.

Fair Value of Financial Instruments
  At September 30, 2000 and 1999, the Internet Group's financial instruments included cash, cash equivalents, receivables and accounts payable. The fair values of these financial instruments approximated carrying values because of the short-term nature of these instruments. The estimated fair values of the Internet Group's investments subject to fair value disclosures, determined based on broker quotes or quoted market prices, were equal to the carrying values at September 30, 2000 and 1999.

Credit Concentrations
  The Company manages most treasury activities on a centralized basis. The Company continually monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments and does not anticipate nonperformance by the counterparties. In addition, the Company limits its exposure to any one financial institution and has policies requiring collateral under certain circumstances to mitigate default risk. Consequently, the Internet Group would not realize a material loss as of September 30, 2000 in the event of nonperformance by any Company counterparty.

  The Internet Group's trade receivables do not represent a significant concentration of credit risk at September 30, 2000 due to its diverse customer base. The Internet Group generally does not require collateral and its trade receivables are unsecured.

12 Commitments and Contingencies

  The Company has various real estate operating leases, including leases for the Internet Group's office space for general and administrative purposes. Costs for facilities and related services have been allocated to the Internet Group based upon anticipated usage, and such amounts have been reported as rent expense. However, the Internet Group is not obligated to the Company under any formal lease agreements. In addition, the Internet Group occupies facilities under terms of non-cancelable operating leases, subject to extensions in certain cases at the Internet Group's option. The Company's future minimum lease payments on the Internet Group occupied facilities and the Internet Group's future minimum lease payments for its warehouses and other facilities under non-cancelable operating leases totaled $89.1 million at September 30, 2000, payable as follows:

             2001        $16,437
             2002         15,478
             2003         13,109
             2004         10,855
             2005          9,526
             Thereafter   23,682

  Rental expense during 2000, 1999 and 1998, was $16.2 million, $2.6 million and $1.0 million, respectively.

  During 2000, the Company, along with the Internet Group, committed to funding a joint venture investment vehicle. The Internet Group's share of the committed funding is approximately $35 million, plus additional amounts for funding of the joint venture's operations.

  In November 2000, the Internet Group entered into an agreement to purchase approximately $40.0 million in computer equipment and services over a three-year period.

  The Company, together with, in some instances, certain of its directors and officers, is a defendant or co-defendant in various legal actions involving copyright, breach of contract and various other claims incident to the conduct of its businesses. Management does not expect the Company or the Internet Group to suffer any material liability by reason of such actions, nor does it expect that such actions will have a material effect on the Company's or the Internet Group's liquidity or operating results.

13 Related Party Transactions

  The terms of all material transactions, relationships and other matters between Disney and the Internet Group, including those as to which Disney and the Internet Group may have potentially divergent interests, are determined on a basis that the Company's Board of Directors, or management following guidelines or principles established by the Company's Board of Directors, considers to be in the best interests of the Company and its stockholders as a whole. It is not a requirement that any such material transaction, relationship or other matter be on terms that would be considered commercially reasonable in the context of a transaction between unrelated parties, or that would be considered comparable to terms that could be obtained through arm's-length negotiations between unrelated parties, or that would be considered satisfactory under any other similar standard of review.

  Disney has provided all necessary funding for the operations and investments of the Internet Group from the time of its inception until the Infoseek merger on November 17, 1999 (Note 2). Such funding, with the exception of $19.0 million, was accounted for as capital contributions from Disney. Capital contributions during 2000, 1999 and 1998 were $38.2 million, $166.5 million and $237.2 million, respectively.

  Through a separate agreement dated August 18, 1999, Disney and Infoseek agreed that the funding provided for the Internet Group's investment in toysmart (Note 2) of $19.0 million would be treated as a loan from Disney. During 1999, interest charges related to the loan totaled $0.2 million.

  The Company will account for all cash transfers from the Internet Group to Disney or vice versa (other than transfers in return for assets or services rendered or transfers in respect to dividends attributable to Disney paid on Internet Group common stock) as inter-group short-term loans unless the Company's Board of Directors determines that a given transfer (or type of transfer) should be accounted for (1) as a long-term loan, (2) as a capital contribution increasing Disney's retained interest in the Internet Group or
(3) as a return of capital reducing Disney's retained interest in the Internet Group. There are no specific criteria to determine when the Company will account for a cash transfer as a long-term loan, a capital contribution or a return of capital, rather than an inter-group short-term loan. However, cash advances from Disney to the Internet Group on or after November 18, 1999 up to $250.0 million on a cumulative basis, will be accounted for as short-term or long-term loans at interest rates at which the Company could borrow such funds and will not be accounted for as capital contributions. At September 30, 2000, the Internet Group had a loan payable to Disney of $222.9 million bearing interest at a weighted average interest rate of 6.6% for 2000. During 2000, interest charges related to the loan totaled $1.9 million.

  Cash proceeds generated from the Internet Group's sale of Inktomi shares acquired in the Ultraseek sale (Note 2) were loaned to Disney. The loan receivable balance, which includes principal and interest, was $124.1 million as of September 30, 2000. The loan receivable bears interest at a rate equal to the Euro Currency Rate plus the Euro Currency Rate Margin (7.1% at September 30, 2000) and is due on July 31, 2005. During 2000, interest income related to the loan totaled $0.8 million.

  The Internet Group derived revenues from the development of Web sites for Disney business units totaling $20.7 million, $8.7 million and $8.4 million during 2000, 1999 and 1998, respectively.

  In 1998, the Internet Group began selling tickets and travel packages online for Disney's theme parks and resorts. The Internet Group received commissions from Disney of 5% of ticket and 10% of travel package revenues, amounting to $6.5 million, $2.0 million and $0.2 million in the aggregate during 2000, 1999 and 1998, respectively.

  The Direct Marketing operations acquire Disney-themed merchandise for resale directly from other Disney businesses and through Disney units acting as brokers in sourcing merchandise from diverse manufacturers. The Internet Group's direct purchases amounted to $3.8 million, $5.1 million and $10.8 million in 2000, 1999 and 1998, respectively. For the same periods, the Internet Group's purchases through Disney sourcing entities amounted to $29.5 million, $30.0 million and $50.2 million, respectively.

  During 1998, the Internet Group paid Disney $1.0 million for the use of the Internet Zone site within the Innoventions attraction at the Epcot theme park.

  Promotional services are provided by Disney for the Internet Group. The form, amount and cost allocations are determined by or under the supervision of the Company's Board of Directors. Cost allocations are on terms and rates no less favorable to the Internet Group than those that would apply to comparable services provided to unaffiliated third parties and may be on substantially more favorable terms. Total promotional service charges amounted to $1.0 million during 2000 and were immaterial in 1999 and 1998.

  The Company allocates the cost of corporate general and administrative (G&A) services and facilities to the Internet Group generally based on utilization. Where determinations based on utilization alone are impracticable, the Company uses other methods and criteria that management believes to be equitable and to provide a reasonable estimate of costs attributable to the Internet Group.

  Corporate G&A allocations included in the Combined Statements of Operations include charges for legal, accounting (tax and financial), treasury, tax planning and strategic planning services; risk management; employee benefit plans and administration thereof; information and telecommunications services; purchasing and material procurement; public and investor relations; corporate travel; and corporate offices, warehouses and other facilities. G&A allocations include, without limitation, all costs and expenses of personnel employed in connection with such services and facilities, including payroll, payroll taxes and fringe benefit costs; all overhead costs and expenses directly related to such personnel and the services or facilities provided by them; and all materials used in connection with such services or facilities. The Company believes that the costs allocated are comparable to the costs that would be incurred if the Internet Group would have been operating on a stand-alone basis.

  The Internet Group incurred direct charges from Disney, primarily related to facilities, legal, sourcing and information system services, totaling $9.2 million, $7.7 million and $5.8 million during 2000, 1999 and 1998, respectively.

  Corporate and other activities includes charges from Disney for indirect corporate G&A expenses. Total indirect charges amounted to $7.5 million, $7.5 million and $12.5 million during 2000, 1999 and 1998, respectively.

  Disney has licensed to the Internet Group the nonexclusive right to use Disney's intellectual property in the conduct of its business, as defined, in exchange for a royalty equal to 1.25% of defined net revenues, excluding revenues derived from the operation of DisneyStore.com. Royalties will not be deemed earned by Disney until the first full year in which the Internet Group generates positive earnings before interest, taxes and amortization (EBITA). Royalties in any year may not exceed 25% of the Internet Group's EBITA. No royalties were payable in 2000, 1999 or 1998.

  Royalties equal to 8% of actual costs, as defined, for Disney-branded merchandise purchased by DisneyStore.com are earned by and payable to Disney at the completion of the first full year in which the Internet Group generates positive EBITA. Such royalties may not exceed 30% of DisneyStore.com's EBITA in any year. No royalties were payable in 2000, 1999 or 1998.

14 Subsequent Event

  In November 2000, the Internet Group entered into an agreement to sell Infoseek Japan K.K., a Japanese subsidiary that operates a search portal business in Japan, for total cash consideration of 9.0 billion yen or approximately $81 million. The transaction is expected to close in the first quarter of fiscal 2001.

                          WALT DISNEY INTERNET GROUP
                          QUARTERLY FINANCIAL SUMMARY
                                (In thousands)
                                  (unaudited)

                              December 31 March 31    June 30   September 30
----------------------------------------------------------------------------
2000
Revenues                       $ 102,143  $  97,576  $  86,346   $  82,448
Operating loss(/1/)             (203,428)  (359,838)  (313,936)   (161,966)
Net loss(/2/)                   (202,466)  (292,203)  (272,168)   (249,495)

1999
Revenues                       $  76,586  $  41,567  $  41,645   $  46,615
Operating income (loss)(/3/)     341,378    (18,130)   (20,930)    (55,375)
Net income (loss)(/4/)           151,905    (64,238)   (63,434)    (83,489)

--------
(1) Reflects a $152.9 million gain on sale of Ultraseek in the fourth quarter of 2000. See Note 2 to the Combined Financial Statements.
(2) Reflects equity in Infoseek loss of $40.6 million in the first quarter of 2000. See Note 2 to the Combined Financial Statements.
(3) Reflects $345 million gain on the sale of Starwave in the first quarter of 1999. See Note 2 to the Combined Financial Statements.
(4) Reflects equity in Infoseek loss of $95.3 million, $76.8 million, $73.5 million and $75.8 million for each of the four quarters in 1999, respectively. See Note 2 to the Combined Financial Statements.

[DISNEY RECYCLING LOGO]