Form 10-Q
period 2000-12-31
WALT DISNEY CO/
filed 2001-02-14
CIK 1001039

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.   20549

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended December 31, 2000           Commission File Number 1-11605

                                 [DISNEY LOGO]

Incorporated in Delaware                      I.R.S. Employer Identification No.
500 South Buena Vista Street,                            95-4545390
Burbank, California 91521
(818) 560-1000

Securities Registered Pursuant to Section 12(b) of the Act:

                                                          Name of Each Exchange
Title of Each Class                                         on Which Registered
-------------------                                     -----------------------
Disney Common Stock, $.01 par value                     New York Stock Exchange
                                                        Pacific Stock Exchange


Walt Disney Internet Group Common Stock, $.01 par value  New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act: None.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was requested to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---    ---
     There were 2,080,295,221 shares of Disney common stock outstanding and 42,002,507 shares of Walt Disney Internet Group common stock outstanding as of February 9, 2001.

                        PART I.  FINANCIAL INFORMATION

     On January 29, 2001, the Company announced that it would convert all outstanding shares of The Walt Disney Internet Group common stock (NYSE:DIG) into shares of Disney common stock (NYSE:DIS) effective March 20, 2001. In accordance with the terms of the Company's certificate of incorporation, each outstanding share of Internet Group common stock will be converted into 0.19353 of a share of Disney common stock as of March 20, 2001. As required by the terms of the certificate of incorporation, the conversion ratio is based upon the relative market values of Disney and Internet Group common stock averaged over the 20 trading days (December 7, 2000 through January 5, 2001) ending 15 trading days prior to January 29, 2001, and includes a 20 percent premium on the value of Internet Group common stock. The conversion is expected to result in the issuance of approximately 8 million new shares of Disney common stock.

     Accordingly, the Company will no longer prepare separate financial statements for the Internet Group or the Disney common stock and will only report consolidated financial statements for The Walt Disney Company.

                         ITEM 1: FINANCIAL STATEMENTS
                            THE WALT DISNEY COMPANY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (unaudited; in millions, except per share data)


Three Months Ended December 31,                                                     2000                  1999
-----------------------------------------------------------------------------------------------------------------------------
Revenues                                                                       $      7,433          $      6,940
Costs and expenses                                                                   (6,283)               (5,842)
Amortization of intangible assets                                                      (293)                 (226)
Gain on sale of businesses                                                               22                   243
Net interest expense and other                                                         (121)                 (197)
Equity in the income of investees                                                        82                    11
Internet impairment losses                                                             (182)                   --
                                                                               ------------          ------------
Income before income taxes, minority interests and the cumulative
 effect of accounting changes                                                           658                   929
Income taxes                                                                           (386)                 (590)
Minority interests                                                                      (30)                  (24)
                                                                               ------------          ------------
Income before the cumulative effect of accounting changes                               242                   315
Cumulative effect of accounting changes:
   Film accounting                                                                     (228)                   --
   Derivative accounting                                                                (50)                   --
                                                                               ------------          ------------
Net (loss) income                                                              $        (36)         $        315
                                                                               ============          ============
Earnings (loss) attributed to:
   Disney Common Stock (1)                                                     $         63          $        356
   Internet Group Common Stock                                                          (99)                  (41)
                                                                               ------------          ------------
                                                                               $        (36)         $        315
                                                                               ============          ============
Earnings (loss) per share before the cumulative effect of
 accounting changes:
   Disney Common Stock (basic and diluted) (1)                                 $       0.16          $       0.17
                                                                               ============          ============
   Internet Group Common Stock (basic and diluted)                             $      (2.29)         $      (0.95)
                                                                               ============          ============

Cumulative effect of accounting changes per diluted Disney share:
   Film accounting                                                             $      (0.11)         $         --
   Derivative accounting                                                              (0.02)                   --
                                                                               ------------          ------------
                                                                               $      (0.13)         $         --
                                                                               ============          ============
Earnings (loss) per share attributed to:
   Disney Common Stock (basic and diluted) (1)                                 $       0.03          $       0.17
                                                                               ============          ============
   Internet Group Common Stock (basic and diluted)                             $      (2.29)         $      (0.95)
                                                                               ============          ============

Average number of common and common equivalent shares outstanding:
   Disney Common Stock
      Diluted                                                                         2,103                 2,081
                                                                               ============          ============
      Basic                                                                           2,082                 2,064
                                                                               ============          ============
   Internet Group Common Stock (basic and diluted)                                       43                    43
                                                                               ============          ============

----------------
  (1) Including Internet Group losses attributed to Disney common stock. Earnings attributed to Disney common stock reflect 100% of Internet Group losses through November 17, 1999, and approximately 72% thereafter.



           See Notes to Condensed Consolidated Financial Statements

                            THE WALT DISNEY COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in millions)

                                                                                    December 31,                 September 30
                                                                                        2000                         2000
---------------------------------------------------------------------------------------------------------------------------------
ASSETS                                                                               (unaudited)
Current Assets
     Cash and cash equivalents                                                    $        1,200               $          842
     Receivables                                                                           4,381                        3,599
     Inventories                                                                             567                          702
     Television costs                                                                      1,394                        1,294
     Deferred income taxes                                                                   618                          623
     Other assets                                                                            751                          635
                                                                                  --------------               --------------
         Total current assets                                                              8,911                        7,695


Film and television costs                                                                  5,056                        5,207
Investments                                                                                2,078                        2,270
Parks, resorts and other property, at cost
     Attractions, buildings and equipment                                                 16,685                       16,610
     Accumulated depreciation                                                             (7,042)                      (6,892)
                                                                                  --------------               --------------
                                                                                           9,643                        9,718
     Projects in progress                                                                  2,264                        1,995
     Land                                                                                    607                          597
                                                                                  --------------               --------------
                                                                                          12,514                       12,310

Intangible assets, net                                                                    15,791                       16,117
Other assets                                                                               1,452                        1,428
                                                                                  --------------               --------------
                                                                                  $       45,802               $       45,027
                                                                                  ==============               ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Accounts and taxes payable and other accrued liabilities                     $        5,495               $        5,161
     Current portion of borrowings                                                         1,974                        2,502
     Unearned royalties and other advances                                                   698                          739
                                                                                  --------------               --------------
        Total  current  liabilities                                                        8,167                        8,402

Borrowings                                                                                 8,341                        6,959
Deferred income taxes                                                                      2,744                        2,833
Other long term liabilities, unearned royalties and other
 advances                                                                                  2,696                        2,377
Minority interests                                                                           386                          356
Stockholders' Equity
     Preferred stock, $.01 par value
         Authorized - 100 million shares, Issued - none
     Common stock
         Common stock - Disney, $.01 par value
            Authorized - 3.6 billion shares, Issued - 2.1 billion shares                   9,920                        9,920
         Common stock - Internet Group, $.01 par value
            Authorized - 1.0 billion shares, Issued - 44.6 million shares                  2,159                        2,181
     Retained earnings                                                                    12,293                       12,767
     Accumulated other comprehensive income                                                   19                          (28)
                                                                                  --------------               --------------
                                                                                          24,391                       24,840
     Treasury stock, at cost, 31.1 million Disney shares                                    (689)                        (689)
     Shares held by TWDC Stock Compensation Fund II, at cost
         Disney -  6.8 million shares                                                           (213)                         (40)

         Internet Group - 2.7 million shares                                                 (21)                         (11)
                                                                                  --------------               --------------
                                                                                          23,468                       24,100
                                                                                  --------------               --------------
                                                                                 $        45,802               $       45,027
                                                                                  ==============               ==============

           See Notes to Condensed Consolidated Financial Statements

                            THE WALT DISNEY COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited, in millions)

Three Months Ended December 31,                                                      2000             1999
------------------------------------------------------------------------------------------------------------------------------------
NET (LOSS) INCOME                                                              $       (36)        $     315

OPERATING ITEMS NOT REQUIRING CASH OUTLAYS
   Depreciation                                                                        237               230
   Amortization of intangible assets                                                   293               226
   Cumulative effect of accounting changes                                             278                --
   Gain on sale of businesses                                                          (22)             (243)
   Equity in the income of investees                                                   (82)              (11)
   Internet impairment losses                                                          182                --
   Minority interests                                                                   30                24
   Other                                                                                25                81
CHANGES IN ASSETS AND LIABILITIES                                                     (438)              336
                                                                               -----------         ---------

                                                                                       503               643
                                                                               -----------         ---------

   Cash provided by operations                                                         467               958
                                                                               -----------         ---------


INVESTING ACTIVITIES
   Dispositions                                                                        107               651
   Investments parks, resorts and other property                                      (456)             (454)
   Investments in Euro Disney                                                           --               (91)
   Acquisitions (net of cash acquired)                                                 (20)               18
   Proceeds from sale of investments                                                    80                --
   Purchases of investments                                                            (10)               --
   Other                                                                               (24)              (15)
                                                                               -----------         ---------
   Cash (used) provided by investing activities                                       (323)              109
                                                                               -----------         ---------
 FINANCING ACTIVITIES
   Commercial paper borrowings, net                                                    908               544
   Other borrowings                                                                    300               153
   Reduction of borrowings                                                            (355)             (727)
   Repurchases of common stock                                                        (235)              (75)
   Exercise of stock options and other                                                  34                50
   Dividends                                                                          (438)             (434)
                                                                               -----------         ---------
   Cash provided (used) by financing activities                                        214              (489)
                                                                               -----------         ---------
Increase in cash and cash equivalents                                                  358               578
Cash and cash equivalents, beginning of period                                         842               414
                                                                               -----------         ---------
Cash and cash equivalents, end of period                                       $     1,200         $     992
                                                                               ===========         =========

           See Notes to Condensed Consolidated Financial Statements

                            THE WALT DISNEY COMPANY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     (In millions, except per share data)

1     These condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these condensed consolidated financial statements. Operating results for the quarter are not necessarily indicative of the results that may be expected for the year ending September 30, 2001. Certain reclassifications have been made in the fiscal 2000 financial statements to conform to the fiscal 2001 presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2000. In December 1999, DVD Financing, Inc. (DFI), a subsidiary of Disney Vacation Development, Inc. and an indirect subsidiary of the Company, completed a receivables sale transaction. In connection with this sale, DFI prepares separate financial statements, although its separate assets and liabilities are also consolidated in these financial statements.

2     Effective October 1, 2000, the Company adopted two new accounting pronouncements, AICPA Statement of Position No. 00-2, Accounting by Producers or Distributors of Films (SOP 00-2) and Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS
133).

      SOP 00-2 establishes new accounting standards for producers and distributors of films which resulted in changes in revenue recognition and accounting for exploitation costs, including advertising and marketing expenses, development and overhead costs. As a result of the adoption of SOP 00-2, the Company recorded a one-time after-tax charge of $228 million, or $0.11 per share, during the quarter ended December 31, 2000 representing the cumulative effect of the adoption in its Condensed Consolidated Statements of Income. The charge represents costs that were capitalized as of September 30, 2000, that would have been expensed under the new rules.

      SFAS 133 requires that the Company record all derivatives on the balance sheet at fair value. There are two types of derivatives into which the company enters: hedges of fair value exposure and hedges of cash flow exposure. Hedges of fair value exposure are entered into in order to hedge the fair value of a recognized asset or liability, or an unrecognized firm commitment. Hedges of cash flow exposure are entered into in order to hedge a forecasted transaction or the variability of cash flows to be paid related to a recognized liability. On the date into which the derivative contract is entered, the Company designates the derivative as either a fair value hedge or a cash flow hedge. Changes in derivative fair values that are designated, effective and qualify as fair value hedges will be recognized in earnings as offsets to the changes in fair value of related hedged assets, liabilities and firm commitments. Changes in the derivative fair values that are designated, effective and qualify as cash flow hedges will be deferred and recorded as a component of accumulated other comprehensive income (AOCI) until the hedged transactions occur and are recognized in earnings. The ineffective portion of a hedging derivative's change in fair value will be immediately recognized in earnings. As a result of adopting SFAS 133 and in accordance with the transition provisions, the Company recorded a one-time after-tax charge of $50 million, or $0.02 per share, during the quarter ended December 31, 2000 representing the cumulative effect of the adoption in its Condensed Consolidated Statements of Income and an after-tax unrealized gain of $60 million to AOCI. The Company expects to reclassify a $30 million after-tax gain from AOCI to earnings during fiscal 2001.

     During the quarter, the Company recorded the change in fair market value related to fair value hedges, and the ineffectiveness related to cash flow hedges to net interest expense. These amounts were not material.

                            THE WALT DISNEY COMPANY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     (In millions, except per share data)

      During the quarter, the Company recorded the change in value related to cash flow hedges to AOCI, and reclassified a gain from AOCI to earnings, which was offset by net losses on the items being hedged. These amounts were not material. In addition, the Company reclassified deferred losses from AOCI to earnings related to cash-flow hedges due to the uncertainty of the timing of the original forecasted transaction. This activity recorded to AOCI resulted in an unrealized after-tax gain in AOCI of $60 million as of December 31, 2000, of which $34 million is expected to be classified to earnings during the current fiscal year.

      The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategies for undertaking various hedge transactions. The Company links all hedges that are designated as fair value hedges to specific assets or liabilities on the balance sheet or to specific firm commitments. The Company links all hedges that are designated as cash flow hedges to forecasted transactions. The Company also assesses, both at the inception of the hedge and on an on-going basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge, the Company discontinues hedge accounting prospectively.

3     In November 1999, the Company sold Fairchild Publications which it had acquired as part of the 1996 acquisition of ABC, Inc., generating a pre-tax gain of $243 million.

      The Company's condensed consolidated results of operations have incorporated Infoseek's activity, on a consolidated basis, from November 18, 1999 and the activity of Fairchild Publications through the date of its disposal. The unaudited pro forma information below presents combined results of operations as if the Infoseek acquisition, the disposition of Fairchild Publications and the adoption of the new film accounting rules (see Note 2) had occurred at the beginning of fiscal 2000, excluding the one-time impacts of those events. The unaudited pro forma information is not necessarily indicative of results of operations had these events actually occurred at the beginning of fiscal 2000, nor is it necessarily indicative of future results.

Three Months Ended December 31,                                                                 1999
------------------------------------------------------------------------------------------------------
Revenues                                                                                       $ 6,950
Net income                                                                                         204
Diluted earnings (loss) per share attributed to:
     Disney common stock                                                                       $  0.13
     Internet Group common stock                                                               $ (1.73)

      The pro forma amounts above exclude charges for purchased in-process research and development costs of $23 million related to the Infoseek acquisition.

       In December 2000, the Company sold Infoseek Japan, K.K., a subsidiary that operates a search portal business in Japan, for approximately $81 million. The sale resulted in a pre-tax gain of $22 million.

4      During the quarter, the Company recorded impairment charges totaling $182 million to reflect the other-than-temporary decline in the fair value of certain Internet investments, including $167 million for the Inktomi Corporation shares that it received as proceeds from the sale of Ultraseek.

                            THE WALT DISNEY COMPANY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     (In millions, except per share data)


5     During the quarter, the Company received net proceeds of $908 million from commercial paper activity and an additional $300 million through the issuance of bonds having an effective interest rate of 6.63% and maturing in fiscal 2004. These proceeds were partially used to repay $355 million of term debt, which matured during the period.

6     During the quarter, the Company paid an annual dividend of $438 million
($0.21 per share) applicable to fiscal 2000.


7     Diluted earnings per share amounts are calculated using the treasury stock method and are based upon the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares are excluded from the computation in periods in which they would have an anti-dilutive effect. The difference between basic and diluted earnings per share is solely attributable to stock options, which are considered anti-dilutive when the option exercise prices exceed the weighted average market price per share of common stock during the period. For the three months ended December 31, 2000 and 1999, options for 31 million and 52 million shares, respectively, were excluded from the Disney diluted earnings per share calculation.

      Net loss per share attributed to the Internet Group reflects the results of operations after November 17, 1999, the date the Company acquired the remaining interest in Infoseek that it did not already own and first issued Internet Group common stock.

8     During the quarter, a subsidiary of the Company, repurchased 7.3 million shares of Disney common stock and 1.8 million shares of Internet Group common stock for approximately $225 million and $10 million, respectively. Under its share repurchase program, the Company was authorized to repurchase approximately 387 million additional Disney shares and approximately 2.3 million Internet Group shares as of December 31, 2000. The Company evaluates share repurchase decisions on an ongoing basis, taking into account borrowing capacity, management's target capital structure and other investment opportunities.

9     Comprehensive income is as follows:

Three Months Ended December 31,                                                        2000                 1999
----------------------------------------------------------------------------------------------------------------------
(unaudited, in millions)
Net (loss) income                                                                 $        (36)         $        315
Cumulative effect of adoption of SFAS 133                                                   60                    --
Cumulative translation and other adjustments, net of tax                                   (13)                   (7)
                                                                                  ------------          ------------
Comprehensive income                                                              $         11          $        308
                                                                                  ============          ============

                            THE WALT DISNEY COMPANY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     (In millions, except per share data)


10    The operating segments reported below are the segments of the Company for which separate financial information is available and for which segment operating income or loss amounts are evaluated regularly by executive management in deciding how to allocate resources and in assessing performance.

Three Months Ended December 31,                              2000                        1999
----------------------------------------------------------------------------------------------------
(unaudited, in millions)
Revenues:
     Media Networks                                      $       2,906               $       2,753
                                                         -------------               -------------

     Parks & Resorts                                             1,722                       1,577
                                                         -------------               -------------

     Studio Entertainment
         Third parties                                           1,837                       1,579
         Intersegment                                               13                          24
                                                         -------------               -------------
                                                                 1,850                       1,603
                                                         -------------               -------------
     Consumer Products
         Third parties                                             841                         921
         Intersegment                                              (13)                        (24)
                                                         -------------               -------------
                                                                   828                         897
                                                         -------------               -------------

     Internet Group                                                127                         110
                                                         -------------               -------------
                                                         $       7,433               $       6,940
                                                         =============               =============
Segment operating income (loss):
     Media Networks                                      $         590               $         640
     Parks & Resorts                                               385                         363
     Studio Entertainment                                          152                          28
     Consumer Products                                             177                         205
     Internet Group                                                (73)                        (89)
                                                         -------------               -------------
                                                         $       1,231               $       1,147
                                                         =============               =============

      The company evaluates the performance of its operating segments based on segment operating income. A reconciliation of segment operating income to income before income taxes, minority interests and the cumulative effect of accounting changes is as follows:

Three Months Ended December 31,                             2000                    1999
----------------------------------------------------------------------------------------------
(unaudited, in millions)
Segment operating income                                $        1,231         $         1,147
Amortization of intangible assets                                 (293)                   (226)
Corporate and unallocated shared expenses                          (81)                    (49)
Gain on sale of businesses                                          22                     243
Net interest expense and other                                    (121)                   (197)
Equity in the income of investees                                   82                      11
Internet impairment losses                                        (182)                     --
                                                        --------------          --------------
Income before income taxes, minority interests and the
   cumulative effect of accounting changes              $          658          $          929
                                                        ==============         ==============

                            THE WALT DISNEY COMPANY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     (In millions, except per share data)

11    On January 29, 2001, the Company announced that it would convert all of the issued and outstanding Internet Group common stock to Disney common stock. In accordance with the terms of the Company's certificate of incorporation, each outstanding share of Internet Group common stock will be converted into 0.19353 of a share of Disney common stock as of March 20, 2001. The Company will effect the conversion of the Internet Group common stock via the issuance of approximately 8 million shares of Disney common stock. Upon conversion of the Internet Group common stock, The Walt Disney Company will have only one class of common stock and will only report consolidated financial statements for The Walt Disney Company.

      In addition, the Company announced on January 29, 2001, that it would cease operation of the GO.com portal businesses, which will result in non-recurring charges in the second quarter of the current fiscal year. Such charges are expected to include a non-cash write-off of intangible assets estimated at $790 million and costs related to severance, fixed-asset write-offs and other items are expected to total between $25 million and $50 million.

                            THE WALT DISNEY COMPANY

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SEASONALITY

      The Company's businesses are subject to the effects of seasonality. Consequently, the operating results for the quarter ended December 31, 2000 for each business segment, and for the Company as a whole, are not necessarily indicative of results to be expected for the full year.

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

RESULTS OF OPERATIONS

      To enhance comparability, the unaudited pro forma information presents combined results of operations as if the Infoseek acquisition, the disposition of Fairchild Publications and the adoption of SOP 00-2 (see Note 2) had occurred at the beginning of fiscal 2000, excluding the one-time impact of those events. The unaudited pro forma information is not necessarily indicative of results of operations had these events actually occurred at the beginning of fiscal 2000, nor is it necessarily indicative of future results.

                            THE WALT DISNEY COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

Consolidated Results - Quarter

                                                                        Three Months Ended December 31,
                                                    --------------------------------------------------------------------------
(unaudited, in millions)                                                      1999 (3)                            1999
                                                         2000 (1)            (Pro Forma)       % Change        (As Reported)
                                                    -----------------    -----------------    ------------   -------------------
Revenues                                            $      7,433         $       6,950              7 %    $      6,940
Costs and expenses                                        (6,283)               (5,918)            (6)%          (5,842)
Amortization of intangible assets                           (293)                 (344)            15 %            (226)
Gain on sale of businesses                                    22                    --             n/m              243
Net interest expense and other                              (121)                 (193)            37 %            (197)
Equity in the income of investees                             82                    52             58 %              11
Internet impairment losses                                  (182)                   --             n/m               --
                                                     -----------          ------------                      -----------
Income before income taxes and minority
 interests                                                   658                   547             20 %             929
Income taxes                                                (386)                 (319)           (21)%            (590)
Minority interests                                           (30)                  (24)           (25)%             (24)
                                                     -----------          ------------                      -----------
Net income                                          $        242         $         204             19 %    $        315
                                                     ===========          ============                      ===========
Earnings (loss) per share:
     Disney Common Stock (basic and
     diluted) (2)                                   $       0.16         $        0.13             23 %     $      0.17
                                                     ===========          ============                      ===========
     Internet Group Common Stock (basic
     and diluted)                                   $      (2.29)        $       (1.73)           (32)%     $     (0.95)
                                                     ===========          ============                      ===========
Average number of common and common
 equivalent shares outstanding:
     Disney Common Stock
         Diluted                                           2,103                 2,081                            2,081
                                                     ===========          ============                      ===========
         Basic                                             2,082                 2,064                            2,064
                                                     ===========          ============                      ===========
     Internet Group Common Stock (basic
     and diluted)                                             43                    43                               43
                                                     ===========          ============                      ===========

---------------
     (1) Excludes the cumulative effect of accounting changes totaling $278 million or $0.13 per share.
     (2) Including Disney's retained interest in the Internet Group. Disney's retained interest in the Internet Group reflects 100% of Internet Group losses through November 17, 1999, and approximately 72% thereafter.
     (3) Pro forma segment operating income excludes charges for purchased in-process research and development costs of $23 million related to the Infoseek acquisition for the quarter ended December 31, 1999.

                            THE WALT DISNEY COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

      Net income excluding the cumulative effect of accounting changes for the quarter increased 19% to $242 million compared to prior-year pro forma net income of $204 million, driven by increased segment operating income and equity in the income of investees and decreased net interest expense and other and amortization of intangible assets, partially offset by the Internet impairment losses and higher corporate and unallocated shared expenses. Increased segment operating income reflected improved Studio Entertainment, Parks & Resorts and Internet Group results, partially offset by lower Consumer Products and Media Networks results. Lower net interest expense and other reflected lower average debt balances and gains from the sale of certain investments as well as a non-cash charge in the prior-year quarter related to certain financial instruments. Decreased amortization of intangible assets reflected certain intangible assets becoming fully amortized during the quarter as well as a reduction in intangible assets in the prior year in connection with the sale of Ultraseek and Eurosport. Higher equity income reflected improvements at A&E Television, The History Channel, Lifetime Television and E! Entertainment Television. Increased corporate and unallocated shared expenses were due to start-up costs at the Disney Club and costs for several strategic initiatives. Also during the quarter, the Company recorded an impairment charge totaling $182 million ($114 after tax) to reflect a decline in the value of certain Internet investments, primarily the Inktomi shares it received from the sale of Ultraseek.

      In January 2001, the Company announced that it will close the GO.com portal. As a result of the closure of GO.com portal, the Company expects to record non-recurring charges in the second quarter of the current fiscal year. Such changes are expected to include a non-cash write-off of intangible assets estimated at $790 million and costs related to severance, fixed-asset write-offs and other items expected to total between $25 million and $50 million.

      During the quarter, intangible assets from the November 1998 Infoseek acquisition were fully amortized. The impact of amortization related to the November 1999 Infoseek acquisition after the impact of the closure of GO.com and the Ultraseek sale, is expected to be $128 million for the remaining nine months of fiscal 2001, $160 million in 2002 and $29 million in 2003. The Company determined the economic useful life of acquired goodwill by giving consideration to the useful lives of Infoseek's identifiable intangible assets, including developed technology, trademarks, user base, joint venture agreements and in-place workforce. In addition, the Company considered the competitive environment and the rapid pace of technological change in the Internet industry.

      On an as-reported basis, net income decreased from $315 million to $242 million. The prior-year as reported results include a partial period of Infoseek operating losses and amortization of intangible assets. The higher effective tax rate for the prior-year quarter reflects the impact of taxes on the sale of Fairchild Publications.

                            THE WALT DISNEY COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

Business Segment Results - Quarter

                                                                          Three Months Ended December 31,
                                        -----------------------------------------------------------------------------------------
(unaudited, in millions)                                          1999                                              1999
Revenues:                                    2000              (Pro Forma)               % Change              (As Reported)
                                        -------------         ------------              -----------            --------------
  Media Networks                        $       2,906         $      2,753                      6 %            $        2,753
  Parks & Resorts                               1,722                1,577                      9 %                     1,577
  Studio Entertainment                          1,850                1,603                     15 %                     1,603
  Consumer Products                               828                  883                     (6)%                       897
  Internet Group                                  127                  134                     (5)%                       110
                                         ------------          -----------                                      -------------
                                        $       7,433         $      6,950                      7 %            $        6,940
                                         ============          ===========                                      =============
Segment operating income (loss): (1)
  Media Networks                        $         590         $        640                     (8)%            $          640
  Parks & Resorts                                 385                  363                      6 %                       363
  Studio Entertainment                            152                  (45)                    n/m                         28
  Consumer Products                               177                  204                    (13)%                       205
  Internet Group                                  (73)                 (83)                    12 %                       (89)
                                         ------------          -----------                                      -------------
                                        $       1,231         $      1,079                     14 %            $        1,147
                                         ============          ===========                                      =============

The Company evaluates the performance of its operating segments based on segment operating income. A reconciliation of segment operating income to income before income taxes and minority interests is as follows:

                                                                           Three Months Ended December 31,
                                                 ------------------------------------------------------------------------------
                                                                             1999                                       1999
(unaudited, in millions)                               2000               (Pro Forma)         % Change              (As Reported)
                                                 -----------------    ------------------  --------------          ----------------
Segment operating income                        $         1,231       $        1,079                 14 %         $          1,147
Amortization of intangible assets                          (293)                (344)                15 %                     (226)
Corporate and unallocated shared expenses                   (81)                 (47)               (72)%                      (49)
Gain on the sale of businesses                               22                   --                 n/m                       243
Net interest expense and other                             (121)                (193)                37 %                     (197)
Equity in the income of investees                            82                   52                 58 %                       11
Internet impairment losses                                 (182)                  --                 n/m                        --
                                                 --------------       --------------                              ----------------
Income before income taxes and minority
 interests                                      $           658       $          547                 20 %         $            929
                                                 ==============       ==============                              ================

   (1) Segment results exclude intangible asset amortization. Segment EBITDA, which also excludes depreciation, is as follows:

                                                                        Three Months Ended December 31,
                                                -----------------------------------------------------------------------------
                                                                             1999                                  1999
         (unaudited, in millions)                    2000              (Pro Forma)        % Change             (As Reported)
                                                --------------       ---------------      ------------         --------------
         Media Networks                         $      628             $    674               (7)%               $    674
         Parks & Resorts                               528                  502                5 %                    502
         Studio Entertainment                          165                  (30)              n/m                      43
         Consumer Products                             198                  230              (14)%                    231
         Internet Group                                (63)                 (76)              17 %                    (84)
                                                ----------               ------                                  --------
                                                $    1,456              $ 1,300               12 %              $   1,366
                                                ==========               ======                                  ========

      Management believes that segment EBITDA provides additional information useful in analyzing the underlying business results. However, segment EBITDA is a non-GAAP financial metric and should be considered in addition to, not as a substitute for, reported segment operating income.

                            THE WALT DISNEY COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

Media Networks

      The following table provides supplemental revenue and operating income detail for the Media Networks segment:

                                                                            Three Months Ended December 31,
                                                                ----------------------------------------------------
(unaudited, in millions)                                             2000                1999            % Change
                                                                --------------      --------------     ------------
Revenues:
   Broadcasting                                                 $      1,723        $      1,715                  --
   Cable Networks                                                      1,183               1,038                 14 %
                                                                ------------        ------------
                                                                $      2,906        $      2,753                  6 %
                                                                ============        ============
Segment operating income:
   Broadcasting                                                 $        309        $        345                (10)%
   Cable Networks                                                        281                 295                 (5)%
                                                                ------------        ------------
                                                                $        590        $        640                 (8)%
                                                                ============        ============

      Revenues increased 6%, or $153 million, to $2.9 billion, driven by increases of $145 million at the Cable Networks and $8 million at Broadcasting. Cable Networks growth was driven by higher affiliate fees reflecting contractual rate increases and subscriber growth at both ESPN and the Disney Channel. Subscriber growth at the Disney Channel reflected the continuing conversion of the Disney Channel from a premium to a basic service. These increases were partially offset by lower advertising sales due to a soft first quarter advertising market. Broadcasting revenues growth was driven by the continued success of Who Wants to Be a Millionaire, which joined the prime time lineup during the second quarter of 2000, by higher advertising rates reflecting strong upfront sales and increased television production revenues, substantially offset by a soft first quarter advertising market and lower ratings for National Football League (NFL) and college football.

      Segment operating income decreased 8%, or $50 million, to $590 million, driven by decreases of $36 million at Broadcasting and $14 million at the Cable Networks. Costs and expenses, which consist primarily of programming, rights and amortization, production costs, distribution and selling expenses and labor costs, increased 10%, or $203 million. The primary drivers were higher sports programming costs at ESPN, principally related to NFL broadcasts, higher television production costs, added news costs for extended coverage of the presidential election and higher costs and expenses associated with the launch of SoapNet cable television service.

      The Company has various contractual commitments for the purchase of broadcast rights for sports programming including the NFL, Major League Baseball and the National Hockey League. The costs of these contracts have increased significantly in recent years. The Company has implemented a variety of strategies, including marketing efforts, to reduce the impact of the higher costs. The contracts' impact on the Company's results over the remaining term of the contracts is dependent upon a number of factors, including the strength of advertising markets, effectiveness of marketing efforts and the size of viewer audiences.

                            THE WALT DISNEY COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

      The costs of these contracts are charged to expense based on the ratio of each period's gross revenues to estimated total gross revenues over the contract period. Estimates of total gross revenues can change significantly and, accordingly, they are reviewed periodically and amortization is adjusted if necessary. Such adjustments could have a material effect on results of operations in future periods.

      There has been softness in the advertising market during the first quarter of fiscal 2001 relative to the strong growth during fiscal 2000. Although management believes that the Company is well positioned to respond to market conditions due to ongoing efforts to manage costs, continuing declines in the advertising market could impact the segment.

      The Company has investments in cable operations that are accounted for as unconsolidated equity investments. The table below presents "Operating income from cable television activities," which comprises the Cable Networks and the Company's cable equity investments:

                                                                              Three Months Ended December 31,
                                                                   --------------------------------------------------------------
(unaudited, in millions)                                              2000                         1999              % Change
                                                                   ----------                  -----------        ---------------
Operating income:
   Cable Networks                                                  $      281                  $       295                  (5)%
   Equity investments:
        A&E Television and Lifetime Television                            185                          150                  23 %
        Other                                                              59                           18                  n/m
                                                                   ----------                  -----------
Operating income from cable television activities                         525                          463                  13 %
Partner share of operating income                                        (201)                        (149)                (35)%
                                                                   ----------                  -----------
Disney share of operating income                                   $      324                  $       314                   3 %
                                                                   ==========                  ===========

         Note: Operating income from cable television activities presented in this table represents 100% of both the Company's owned cable businesses and its cable equity investees. The Disney share of operating income represents the Company's ownership interest in cable television operating income. Cable Networks are reported in "Segment operating income" in the statements of income. Equity investments are accounted for under the equity method and the Company's proportionate share of the net income of its cable equity investments is reported in "Equity in the income of investees" in the statements of income.

      The Company believes that operating income from cable television activities provides additional information useful in analyzing the underlying business results. However, operating income from cable television activities is a non-GAAP financial metric and should be considered in addition to, not as a substitute for, segment operating income.

      The Company's share of cable television operating income increased 3%, or $10 million, to $324 million, reflecting profit increases from cable equity investments, including A&E Television, Lifetime Television and The History Channel, driven by strong advertising sales due to higher ratings and higher affiliate revenues at the cable networks, partially offset by higher programming costs at ESPN and start-up costs associated with the launch of SoapNet.

                            THE WALT DISNEY COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

Parks & Resorts

      Revenues increased 9%, or $145 million, to $1.7 billion, driven by growth of $75 million at the Walt Disney World Resort, reflecting increased guest spending, strong Disney Vacation Club sales and record attendance; $17 million from Disney Cruise Line, reflecting the strength of the 7-day cruise package that was introduced in the fourth quarter of the prior year; and $24 million driven by record attendance at Disneyland. At Disneyland, the 45th Anniversary Celebration, the "Believe ... in Holiday Magic" fireworks spectacular and the continued strength of the annual pass program drove increased attendance.

      Segment operating income increased 6%, or $22 million, to $385 million, driven by revenue growth at the Walt Disney World Resort, continued growth at Disney Cruise Line and record attendance at Disneyland, partially offset by increased costs and expenses. Costs and expenses, which consist principally of labor, costs of merchandise, food and beverages sold, depreciation, repairs and maintenance, entertainment and marketing and sales expenses, increased 10% or $123 million, driven by increased volume at the Walt Disney World resort, higher volume at Disney Vacation Club, continued growth at Disney Cruise Line and increased volume at Disneyland due to the 45th Anniversary Celebration, as well as pre-opening costs at Disney's California Adventure.

Studio Entertainment

      Revenues increased 15%, or $247 million, to $1.9 billion, driven by growth of $406 million in worldwide home video, partially offset by a decline of $134 million in international theatrical motion picture distribution. Growth in worldwide home video revenues reflected strong VHS and DVD sales driven by the successful worldwide releases of Disney/Pixar's Toy Story 2, including the Toy Story/Toy Story 2 DVD multipack, and Fantasia 2000. Declines in international theatrical motion picture distribution revenues were driven by difficult comparisons to the prior-year quarter, which included the performances of Tarzan, The Sixth Sense and Runaway Bride. Revenues in domestic theatrical motion picture distribution for the current period, which included Remember the Titans, Unbreakable, The Emperor's New Groove and 102 Dalmatians were comparable to the prior-year quarter, which included Toy Story 2, The Insider and Bicentennial Man.

      On a pro forma basis, segment operating income increased $197 million to $152 million, reflecting growth in worldwide home video revenues and domestic theatrical motion picture distribution, which primarily reflected decreased costs and expenses, partially offset by declines in international theatrical motion picture distribution. Costs and expenses, which consist primarily of production cost amortization, distribution and selling expenses, product costs and participation costs increased 3% or $50 million. In worldwide home video, cost increases reflect higher distribution expenses driven by an increase in videotape unit sales and higher participation costs due to the success of Toy Story 2 in the current period. Costs in domestic theatrical motion picture distribution decreased reflecting higher distribution expenses and write-downs on The Insider and Bicentennial Man in the prior-year quarter. In addition, participation costs decreased in worldwide theatrical motion picture distribution due to the success of Toy Story 2 and The Sixth Sense in the prior-year quarter.

      On an as-reported basis, operating income increased $124 million reflecting the items described above as well as the impact of SOP 00-2 in the current quarter which resulted in higher distribution and marketing costs as compared to the prior-year quarter.

                            THE WALT DISNEY COMPANY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

Consumer Products

      On a pro forma basis, revenues decreased 6%, or $55 million, to $828 million, reflecting declines of $69 million at the Disney Stores, $10 million in publishing and $8 million in worldwide merchandise licensing, partially offset by growth of $17 million at Disney Interactive. Decreases in Disney Stores revenues were driven by the weak domestic holiday market. Declines in publishing revenues were primarily attributable to softness in Europe, partially offset by growth in Japan. Lower merchandise licensing revenues primarily reflected continued declines domestically and overseas. Revenue increases at Disney Interactive were driven by the strong performance of the Who Wants to Be a Millionaire video games and the release of the 102 Dalmatians, Aladdin, The Little Mermaid II: Return to the Sea and The Emperor's New Groove action games.

      On an as-reported basis, revenues decreased 8% or $69 million, reflecting the items described above, as well as the impact of the disposition of Fairchild Publications in the first quarter of the prior year.

      On a pro forma basis, segment operating income decreased 13%, or $27 million, to $177 million, reflecting declines at the Disney Stores and worldwide merchandise licensing, partially offset by increases at Disney Interactive. Costs and expenses, which consist primarily of labor, product costs, including product development costs, distribution and selling expenses and leasehold expenses, decreased 4% or $28 million, primarily driven by a reduction of costs at the Disney Stores, partially offset by higher advertising costs.

      On an as-reported basis, operating income decreased 14% or $28 million, reflecting the items described above, as well as the impact of the disposition of Fairchild Publications in the first quarter of the prior year.

Internet Group

      On a pro forma basis, revenues decreased 5%, or $7 million, to $127 million, driven by a $6 million increase in Internet revenues, more than offset by a $13 million decline in direct marketing revenues. Internet revenue growth reflected increased merchandise sales at DisneyStore.com due to a strong holiday season, higher advertising and licensing revenues at the ESPN-branded, Disney-branded and ABC-branded Web sites, and higher sales at DisneyVacations.com due to expanded product offerings. These increases were partially offset by a decline in advertising and sponsorship revenues at the GO.com portal and the impacts of the closure of toysmart.com and sale of Ultraseek Corporation in the third and fourth quarters of 2000, respectively. Lower direct marketing revenues were principally due to planned reductions in catalog circulation, customer migration to the Internet Group's online business and lower average order values.

      On an as-reported basis, revenues increased 15%, or $17 million, to $127 million, driven by a $30 million increase in Internet revenues, partially offset by a decline of $13 million in direct marketing revenues. The increase in Internet revenues reflects the items described above, as well as a full quarter of Infoseek operations, which were consolidated into the Internet Group beginning November 18, 1999.

                            THE WALT DISNEY COMPANY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

      On a pro forma basis, segment operating loss improved 12%, or $10 million, to $73 million, reflecting lower costs and expenses and Internet revenue growth with improved margins at both the Disney-branded and ABC-branded Web sites, partially offset by lower direct marketing revenues. Costs and expenses, which consist primarily of cost of revenues, sales and marketing, other operating expenses and depreciation, decreased 8%, or $17 million. Internet cost decreases were primarily due to the elimination of operating costs at toysmart.com due to its closure in June 2000 and a reduction in general and administrative expenses, partially offset by higher sales and marketing costs due to growth in the sales infrastructure and media spend at the ESPN-branded and ABC-branded Web sites and additional depreciation resulting from technology capital expenditures made in the prior year. Direct marketing cost decreases resulted primarily from the liquidation of certain inventory during the prior-year quarter, as well as a reduction in marketing expenses, driven by the planned reduction in catalog circulation.

      On an as-reported basis, segment operating loss improved 18%, or $16 million, to $73 million, reflecting lower losses from Internet and direct marketing operations. Decreased losses from Internet and direct marketing operations reflect the items described above, as well as charges for acquired in-process research and development costs of $23 million incurred in the prior-year quarter, partially offset by a full quarter of losses from Infoseek, which was consolidated into the Internet Group beginning November 18, 1999.

FINANCIAL CONDITION

      For the quarter ended December 31, 2000, cash provided by operations decreased $491 million to $467 million reflecting increased payments for television broadcast rights, primarily due to the timing of the NFL payments and higher income tax payments. Additionally, the prior-year quarter included proceeds from the sale of receivables at Disney Vacation Club. These decreases were partially offset by higher net income before non-cash charges.

      During the three months, the Company invested $456 million in parks, resorts and other properties. These expenditures reflected continued spending for Disney's California Adventure, which opened in February 2001 and expansion of resort facilities at the Walt Disney World Resort.

      Total commitments to purchase broadcast programming approximated $12.5 billion at December 31, 2000, including approximately $9.9 billion related to sports programming rights, primarily NFL, College Football, Major League Baseball and NHL. Substantially all of this amount is payable over the next six years.

      The Company expects that the ABC Television Network, ESPN and the Company's television and radio stations continue to enter into programming commitments to purchase the broadcast rights for various feature films, sports and other programming.

                            THE WALT DISNEY COMPANY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

      During the three months, the Company received net proceeds of $908 million from commercial paper activity and an additional $300 million through the issuance of bonds. These proceeds were partially used to repay $355 million of term debt, which matured during the period. Commercial paper borrowings outstanding as of December 31, 2000 totaled $2.1 billion with maturities of up to one year, supported by bank facilities totaling $4.5 billion, which expire in one to four years and allow for borrowings at various interest rates. The Company also has the ability to borrow under a U.S. shelf registration statement and a euro medium-term note program, which collectively permit the issuance of up to approximately $4.5 billion of additional debt.

      As of December 31, 2000, the Company was authorized to purchase up to 387 million shares of Disney common stock and 2.3 million shares of Internet Group common stock. During the quarter, a subsidiary of the Company acquired approximately 7.3 million shares of Disney common stock and 1.8 million shares of Internet Group common stock for approximately $225 million and $10 million, respectively. The Company also paid $438 million in dividends during the first quarter of the current year.

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

      The Company uses interest rate swaps and other instruments to manage net exposure to interest rate changes related to its borrowings and investments and to lower its overall borrowing costs. Significant interest rate risk management instruments held by the Company during the quarter included pay-floating and pay-fixed swaps. Pay-floating swaps, which expire in one to 29 years, effectively convert medium and long-term obligations to LIBOR rate indexed variable rate instruments. Pay-fixed swaps, which expire in one to two years, effectively convert floating rate obligations to fixed rate instruments. As of December 31, 2000, the Company held one swap that does not qualify as a hedge. This swap has been recorded on the balance sheet at its fair market value.

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

                            THE WALT DISNEY COMPANY
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

      The Company uses forward and option strategies that provide for the sale of foreign currencies to hedge probable, but not firmly committed, revenues. The Company also uses forward contracts to hedge foreign currency assets and liabilities. These forward and option contracts mature within three years. While these hedging instruments are subject to fluctuations in value, such fluctuations should offset changes in the value of the underlying exposures being hedged. The principal currencies hedged are the European euro, Japanese yen, British pound and Canadian dollar. Cross-currency swaps are used to hedge foreign currency-denominated borrowings.

Other Derivatives

      The Company holds warrants in both public and private companies. These warrants, although not designated as hedging instruments, are deemed derivatives since they contain a net-share settlement clause. During the quarter, the Company recorded the change in fair value of these instruments to current earnings.

FORWARD LOOKING STATEMENTS

      The Private Securities Litigation Reform Act of 1995 (the Act) provides a safe harbor forward looking statements made by or on behalf of the company. The Company and its representatives may from time to time make written or oral statements that are "forward-looking", including statements contained in this report and other filings with Securities and Exchange Commission and in reports to the Company's stockholders. Management believes that all statements that express expectations and projections with respect to future matters, including further restructuring or strategic initiatives and the actions relating to the Company's strategic sourcing initiative, as well as from developments beyond the Company's control including changes in global economic conditions that may, among other things, affect the international performance of the Company's theatrical and home video releases, television programming and consumer products and, in addition, uncertainties associated with the Internet; the launching or prospective development of new business initiatives and the introduction of the euro are forward-looking statements within the meaning of the Act. These statements are made on the basis of management's views and assumptions, as of the time the statements are made, regarding future events and business performance. There can be no assurance, however, that management's expectations will necessarily come to pass.

      Factors that may affect forward-looking statements. For an enterprise as large and complex as the Company, a wide range of factors could materially affect future developments and performance. A list of such factors is set forth in the Company's Annual Report on Form 10-K for the year ended September 30, 2000 under the heading "Factors that may affect forward-looking statements."

                          PART II. OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

        99.1  Combined results of the Walt Disney Internet
              Group

        99.2  Walt Disney Internet Group segment results

        99.3  Pro forma financial information for certain 2001 events

(b)     Reports on Form 8-K

        (1) Current Report on Form 8-K dated November 9, 2000, setting forth (a) the text of a presentation by the company with respect to the Walt Disney Internet Group and (b) the text of a presentation by the company with respect to the Walt Disney Company.

                                   SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             THE WALT DISNEY COMPANY
                                       ----------------------------------------
                                                    (Registrant)

                                       By:         THOMAS O. STAGGS
                                       ----------------------------------------
                                       (Thomas O. Staggs, Senior Executive Vice
                                        President and Chief Financial Officer)

February 14, 2001
Burbank, California