Form 10-Q
period 2001-03-31
WALT DISNEY CO/
filed 2001-05-09
CIK 1001039

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2001	Commission File Number 1-11605

Incorporated in Delaware	I.R.S. Employer Identification No.
500 South Buena Vista Street, Burbank, California 91521 (818) 560-1000	95-4545390

Securities Registered Pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	on Which Registered
Common Stock, $.01 par value	New York Stock Exchange Pacific Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section

13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was requested to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes     X     No ____

There were 2,089,955,354 shares of Disney common stock outstanding as of May 4, 2001.

PART I . FINANCIAL INFORMATION

On January 29, 2001, the Company announced the conversion of all of its outstanding Walt Disney

Internet Group common stock (NYSE:DIG) into shares of Disney common stock (NYSE:DIS). This conversion was effected on March 20, 2001. Each outstanding share of Internet Group common stock was converted into 0.19353 of a share of Disney common stock, resulting in the issuance of approximately 8.6 million shares of Disney common stock. For the quarter and six months ended March 31, 2001, as-reported earnings attributed to Disney common stock reflect approximately 72% of Internet Group losses from October 1, 2000, through January 28, 2001, (the last date prior to the announcement of the conversion of the Internet Group common stock), and 100% thereafter. Accordingly, the Company no longer reports separate financial information for the Internet Group or the Disney common stock and will only report consolidated financial statements for The Walt Disney Company.

ITEM 1: FINANCIAL STATEMENTS THE WALT DISNEY COMPANY CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited; in millions, except per share data)

Three Months Ended March 31,		Six Months Ended March 31,
-------------------------		-------------------------
2001	2000	2001	2000
-----------	-----------	-----------	----------

Revenues	$6,049	$6,307	$13,482	$13,247
Costs and expenses	(5,133)	(5,549)	(11,416)	(11,391)
Amortization of intangible assets	(184)	(344)	(477)	(570)
Gain on sale of businesses	-	-	22	243
Net interest expense and other	(98)	(121)	(207)	(293)
Equity in the income of investees	66	63	148	74
Restructuring and impairment charges	(996)	(36)	(1,190)	(61)
	---------	---------	---------	---------
Income (loss) before income taxes, minority interests and cumulative effect of accounting changes	(296)	320	362	1,249
Income taxes	(238)	(223)	(624)	(813)
Minority interests	(33)	(20)	(63)	(44)
	---------	---------	---------	---------
Income (loss) before cumulative effect of accounting changes	(567)	77	(325)	392
Cumulative effect of accounting changes:

Film accounting	-	-	(228)	-
Derivative accounting	-	-	(50)	-
	--------	--------	--------	--------

Net income (loss)	$(567)	$77	$(603)	$392
	======	======	======	======
Earnings (loss) attributed to:

Disney Common Stock (1)	$(548)	$161	$(486)	$517
Internet Group Common Stock	(19)	(84)	(117)	(125)
	--------	--------	--------	--------
	$(567)	$77	$(603)	$392
	======	======	======	======

Earnings (loss) per share before cumulative effect of accounting changes attributed to:

Disney Common Stock (basic and diluted) (1) (2)	$(0.26)	$0.08	$(0.10)	$0.25
	======	======	======	======
Internet Group Common Stock (basic and diluted)	$(0.45)	$(1.87)	$(2.72)	$(2.84)
	======	======	======	======

Cumulative effect of accounting changes per Disney share:

Film accounting	$-	$-	$(0.11)	$-
Derivative accounting	-	-	(0.02)	-
	--------	--------	--------	--------
	$-	$-	$(0.13)	$-
	======	======	======	======

Earnings (loss) per share attributed to:

Disney Common Stock (basic and diluted) (1) (2)	$(0.26)	$(0.08)	$(0.23)	$0.25
	======	======	======	======
Internet Group Common Stock (basic and diluted)	$(0.45)	$(1.87)	$(2.72)	$(2.84)
	======	======	======	======

Average number of common and common equivalent shares outstanding:
Disney Common Stock
Diluted	2,098	2,103	2,101	2,092
	======	======	======	======
Basic	2,082	2,069	2,082	2,067
	======	======	======	======
Internet Group Common Stock (basic and diluted)	42	45	43	44
	======	======	======	======

(1)

Including Disney's retained interest in the Internet Group. Disney's as-reported retained interest in the Internet Group reflects 100% of Internet Group losses through November 17, 1999, approximately 72% for the period from November 18, 1999 through January 28, 2001 (the last date prior to the announcement of the conversion of the Internet Group common stock), and 100% thereafter.

(2)	Amounts for the current year represent basic earnings per share.

See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY CONDENSED CONSOLIDATED BALANCE SHEETS (in millions)

	March 31, 2001	September 30, 2000
	--------------------	--------------------
ASSETS	(unaudited)
Current Assets

Cash and cash equivalents	$663	$842
Receivables	3,974	3,599
Inventories	578	702
Television costs	1,509	1,294
Deferred income taxes	568	623
Other assets	819	635
	---------------	---------------

Total current assets	8,111	7,695

Film and television costs	5,012	5,207
Investments	2,137	2,270
Parks, resorts and other property, at cost

Attractions, buildings and equipment	16,662	16,610
Accumulated depreciation	(7,211)	(6,892)
	---------------	---------------
	9,451	9,718
Projects in progress	2,527	1,995
Land	611	597
	---------------	---------------
	12,589	12,310

Intangible assets, net	15,172	16,117
Other assets	1,436	1,428
	---------------	---------------
	$44,457	$45,027
	===========	===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities

Accounts and taxes payable and other accrued liabilities	$4,813	$5,161
Current portion of borrowings	175	2,502
Unearned royalties and other advances	916	739
	---------------	---------------

Total current liabilities	5,904	8,402

Borrowings	9,661	6,959
Deferred income taxes	2,783	2,833
Other long term liabilities, unearned royalties and other advances	2,699	2,377
Minority interests	419	356
Stockholders' Equity
Preferred stock, $.01 par value
Authorized - 100 million shares, Issued - none
Common stock
Common stock - Disney, $.01 par value
Authorized - 3.6 billion shares, Issued - 2.1 billion shares	12,083	9,920
Common stock - Internet Group, $.01 par value
Authorized - 1.0 billion shares	-	2,181
Retained earnings	11,726	12,767
Accumulated other comprehensive income	85	(28)
	---------------	---------------
	23,894	24,840
Treasury stock, at cost, 31.1 million Disney shares	(689)	(689)
Shares held by TWDC Stock Compensation Fund II, at cost
Disney - 6.8 million shares	(214)	(40)
Internet Group	-	(11)
	---------------	---------------
	22,991	24,100
	---------------	---------------
	$44,457	$45,027
	===========	===========

See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, in millions)

	Six Months Ended March 31,
	--------------------------------------------
	2001	2000
	-------------------	-------------------
NET (LOSS) INCOME	$(603)	$392

OPERATING ITEMS NOT REQUIRING CASH OUTLAYS

Depreciation	472	457
Restructuring and impairment charges	1,190	61
Amortization of intangible assets	477	570
Cumulative effect of accounting changes	278	-
Gain on sale of businesses	(22)	(243)
Equity in the income of investees	(148)	(74)
Minority interests	63	44
Other	153	121

CHANGES IN ASSETS AND LIABILITIES	(575)	700
	---------------	---------------
	1,888	1,636
	---------------	---------------

Cash provided by operations	1,285	2,028
	---------------	---------------

INVESTING ACTIVITIES

Dispositions	132	688
Proceeds from sale of investments	102	84
Investments in parks, resorts and other property	(896)	(934)
Investments in Euro Disney	-	(91)
Acquisitions (net of cash acquired)	(444)	18
Purchase of investments	(71)	(37)
Other	(28)	-
	---------------	---------------
Cash used by investing activities	(1,205)	(272)
	---------------	---------------

FINANCING ACTIVITIES

Commercial paper borrowings, net	2,288	(263)
Other borrowings	300	992
Reduction of borrowings	(2,219)	(1,772)
Repurchases of common stock	(266)	(115)
Exercise of stock options and other	76	282
Dividends	(438)	(434)
	---------------	---------------
Cash used by financing activities	(259)	(1,310)
	---------------	---------------

(Decrease) increase in cash and cash equivalents	(179)	446
Cash and cash equivalents, beginning of period	842	414
	---------------	---------------
Cash and cash equivalents, end of period	$663	$860
	===========	===========

See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited; in millions, except per share data)

1	These condensed consolidated financial statements have been prepared in accordance with

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

SOP 00-2 establishes new accounting standards for producers and distributors of films which resulted in changes in revenue recognition and accounting for exploitation costs, including advertising and marketing expenses, development and overhead costs. As a result of the adoption of SOP 00-2, the Company recorded a one-time after-tax charge of $228 million, or $0.11 per share, representing the cumulative effect of the adoption in its Condensed Consolidated Statements of Income. The charge represents costs that were capitalized as of September 30, 2000, that would have been expensed under the new rules.

SFAS 133 requires that the Company record all derivatives on the balance sheet at fair value. There are two types of derivatives into which the Company enters: hedges of fair value exposure and hedges of cash flow exposure. Hedges of fair value exposure are entered into in order to hedge the fair value of a recognized asset or liability, or a firm commitment. Hedges of cash flow exposure are entered into in order to hedge a forecasted transaction or the variability of cash flows to be paid related to a recognized liability. On the date the derivative contract is entered in to, the Company designates the derivative as either a fair value hedge or a cash flow hedge. Changes in derivative fair values that are designated as fair value hedges will be recognized in earnings as offsets to the changes in fair value of related hedged assets, liabilities and firm commitments. Changes in the derivative fair values that are designated as cash flow hedges will be deferred and recorded as a component of accumulated other comprehensive income (AOCI) until the hedged transactions occur and are recognized in earnings. The ineffective portion of a hedging derivative's change in fair value will be immediately recognized in earnings. As a result of adopting SFAS 133 and in accordance with the transition provisions, the Company recorded a one-time after-tax charge of $50 million, or $0.02 per share, as of October 1, 2000, in its Condensed Consolidated Statements of Income representing the cumulative effect of the adoption and an after-tax unrealized gain of $60 million to AOCI. The Company expects to reclassify a $30 million after-tax gain from AOCI to earnings during fiscal 2001.

During the six months, the Company recorded the change in fair market value related to fair value hedges, and the ineffectiveness related to cash flow hedges to net interest expense. These amounts were not material.

THE WALT DISNEY COMPANY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited; in millions, except per share data)

During the six months, the Company recorded the change in value related to cash flow hedges to

AOCI, and reclassified a gain from AOCI to earnings, which was offset by net losses on the items being hedged. These amounts were not material. In addition, the Company reclassified deferred losses related to cash flow hedges from AOCI to earnings, due to the uncertainty of the timing of the original forecasted transaction. This activity recorded to AOCI resulted in an unrealized after-tax gain in AOCI of $110 million as of March 31, 2001, of which $62 million is expected to be classified to earnings during the current fiscal year.

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

3	On January 29, 2001, the Company announced the conversion of all of its outstanding Internet

Group common stock into Disney common stock. This conversion was effected on March 20, 2001. Each outstanding share of Internet Group common stock was converted into 0.19353 of a share of Disney common stock, resulting in the issuance of approximately 8.6 million shares of Disney common stock. For the quarter and six months ended March 31, 2001, as-reported earnings attributed to Disney common stock reflect approximately 72% of Internet Group losses from October 1, 2000 through January 28, 2001 (the last date prior to the announcement of the conversion of the Internet Group common stock), and 100% thereafter. In addition, the Company has ceased the operations of the GO.com portal business, which resulted in restructuring charges of $862 million in the current quarter (see Note 4).

In December 2000, the Company sold Infoseek Japan, K.K., a subsidiary that operates a search portal business in Japan, for approximately $81 million. The sale resulted in a pre-tax gain of $22 million.

In November 1999, the Company sold Fairchild Publications, which it had acquired as part of the
1996 acquisition of ABC, Inc., generating a pre-tax gain of $243 million.

The Company's condensed consolidated results of operations have incorporated Infoseek's activity,

on a consolidated basis, from November 18, 1999, the date on which the Company acquired the remaining interest in Infoseek that it did not already own, and the activity of Fairchild Publications through the date of its disposal. The unaudited pro forma information below presents combined results of operations as if the disposition of Fairchild Publications, the acquisition of Infoseek, the conversion of the Internet Group common stock into Disney common stock, the closure of the GO.com portal business and the adoption of the new film accounting rules (see Note 2) had occurred at the beginning of fiscal 2000, excluding the one-time impacts of those events. The pro forma amounts below for the prior-year six months exclude charges for purchased in-process research and development costs of $23 million related to the Infoseek acquisition. The unaudited pro forma information is not necessarily indicative of the results of operations had these events actually occurred at the beginning of fiscal 2000, nor is it necessarily indicative of future results.

THE WALT DISNEY COMPANY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited; in millions, except per share data)

Six Months Ended March 31,	2001	2000
-----------------------------------------------------------------	-------------	-------------
Revenues	$13,469	$13,215
Income before cumulative effect of accounting changes	$702	$662
Net income	$424	$662
Diluted earnings per share before cumulative effect of accounting changes attributed to Disney common stock	$0.33	$0.32
Diluted earnings per share attributed to Disney common stock	$0.20	$0.32

4	The Company recorded restructuring and impairment charges for the quarter and six months summarized as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	----------------------------		-------------------------
	2001	2000	2001	2000
	-----------	-----------	-----------	---------
GO.com intangible assets impairment	$820	$-	$820	$-
GO.com severance, fixed asset write-offs and other	42	-	42	-
Themed entertainment assets	61	-	61	-
Disney Store closures	51	-	51	-
Investment impairment	22	36	216	61
	--------	--------	--------	--------
	$996	$36	$1,190	$61
	======	======	======	======

The charge for closure of the GO.com portal business includes a non-cash write-off of intangible assets totaling $820 million and $42 million of severance, fixed asset write-offs and other costs. The Disney Store closure charge consists of lease termination costs, fixed asset and leasehold improvement write-offs, severance and other related closure costs. The investment impairment charge reflects other-than-temporary declines in the fair value of certain Internet investments, including $186 million for the Inktomi Corporation shares that the Company received as proceeds from the sale of Ultraseek. The themed entertainment asset charge represents a write-down to the estimated salvage value of property and equipment due to the inability of the related operations to recover the net carrying value of the assets.

5	During the six months, the Company received net proceeds of $2.3 billion from commercial paper activity and an additional $300 million through the issuance of bonds having an effective interest rate of 5.9% and maturing in fiscal 2004 issued under the Euro Medium Term Note Program. These proceeds were partially used to repay $2.2 billion of term debt that matured during the period.

6	During the six months, the Company paid an annual dividend of $438 million ($0.21 per share)
applicable to fiscal 2000.

THE WALT DISNEY COMPANY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited; in millions, except per share data)

7	Diluted earnings per share amounts are calculated using the treasury stock method and are based upon the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares are excluded from the computation in periods in which they would have an anti-dilutive effect. The difference between basic and diluted earnings per share is solely attributable to stock options, which are considered anti-dilutive either in periods with losses, or when the option exercise prices exceed the weighted average market price per share of common stock during the period. For the three months ended March 31, 2001 and 2000, options for 102 million and 12 million shares, respectively, were excluded from the Disney diluted earnings per share calculation. For the six months ended March 31, 2001 and 2000, options for 67 million and 32 million shares, respectively, were excluded.

Net loss per share attributed to the Internet Group reflects the results of operations from

November 17, 1999, the date the Company acquired the remaining interest in Infoseek that it did not already own and first issued Internet Group common stock, through January 28, 2001, the last date prior to the announcement of the conversion of the Internet Group common stock.

8	During the six months ended March 31, 2001, the Company repurchased 8.4 million shares of Disney common stock and 1.8 million shares of Internet Group common stock for approximately $256 million and $10 million, respectively. Under its share repurchase program, the Company was authorized to repurchase approximately 386 million additional Disney shares as of March 31, 2001. The Company evaluates share repurchase decisions on an ongoing basis, taking into account borrowing capacity, management's target capital structure and other investment opportunities.

9	Comprehensive income (loss) is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	---------------------------		--------------------------
	2001	2000	2001	2000
	---------	---------	---------	---------
Net income (loss)	$(567)	$77	$(603)	$392
Cumulative effect of adoption of SFAS 133	-	-	60	-
Cumulative translation and other adjustments, net of tax	66	13	53	6
	--------	--------	--------	--------
Comprehensive income (loss)	$(501)	$90	$(490)	$398
	======	======	======	======

10	The operating segments reported below are the segments of the Company for which separate financial information is available and for which segment operating income or loss amounts are evaluated regularly by executive management in deciding how to allocate resources and in assessing performance.

During the quarter ended March 31, 2001, the Company made certain changes to its business segment classifications. The Disney Store Catalog and the Disney Store Online, which were previously reported in the Internet Group, are now reported in the Consumer Products segment. Prior-year amounts have been reclassified to reflect the current year presentation.

THE WALT DISNEY COMPANY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited; in millions, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	---------------------------		---------------------------
	2001	2000	2001	2000
	-----------	-----------	-----------	-----------
Revenues:

Media Networks	$2,211	$2,397	$5,117	$5,150
	--------	--------	--------	--------
Parks & Resorts	1,648	1,571	3,370	3,148
	--------	--------	--------	--------
Studio Entertainment
Third parties	1,548	1,637	3,385	3,216
Intersegment	25	25	38	49
	--------	--------	--------	--------
	1,573	1,662	3,423	3,265
	--------	--------	--------	--------
Consumer Products
Third parties	593	634	1,498	1,625
Intersegment	(25)	(25)	(38)	(49)
	--------	--------	--------	--------
	568	609	1,460	1,576
	--------	--------	--------	--------
Internet Group	49	68	112	108
	--------	--------	--------	--------
	$6,049	$6,307	$13,482	$13,247
	======	======	======	======
Segment operating income (loss):
Media Networks	$489	$536	$1,079	$1,176
Parks & Resorts	331	330	716	693
Studio Entertainment	164	9	316	37
Consumer Products	90	69	262	266
Internet Group	(49)	(85)	(117)	(166)
	--------	--------	--------	--------
	$1,025	$859	$2,256	$2,006
	======	======	======	======

The Company evaluates the performance of its operating segments based on segment operating income. A reconciliation of segment operating income to income (loss) before income taxes, minority interests and cumulative effect of accounting changes is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	---------------------------		---------------------------
	2001	2000	2001	2000
	-----------	-----------	-----------	-----------
Segment operating income	$1,025	$859	$2,256	$2,006
Corporate and unallocated shared expenses	(109)	(101)	(190)	(150)
Amortization of intangible assets	(184)	(344)	(477)	(570)
Gain on sale of businesses	-	-	22	243
Net interest expense and other	(98)	(121)	(207)	(293)
Equity in the income of investees	66	63	148	74
Restructuring and impairment charges	(996)	(36)	(1,190)	(61)
	--------	--------	--------	--------
Income (loss) before income taxes, minority interests and cumulative effect of accounting changes	$(296)	$320	$362	$1,249
	======	======	======	======

THE WALT DISNEY COMPANY ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SEASONALITY

The Company's businesses are subject to the effects of seasonality. Consequently, the operating results for the quarter and six months ended March 31, 2001 for each business segment, and for the Company as a whole, are not necessarily indicative of results to be expected for the full year.

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

Internet media revenues are influenced by advertiser demand and visitor traffic.

THE WALT DISNEY COMPANY MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(Continued)

AS-REPORTED RESULTS OF OPERATIONS	Three Months Ended March 31,		Six Months Ended March 31,
	---------------------------		-------------------------
(unaudited; in millions, except per share data)	2001	2000	2001	2000
	-----------	-----------	----------	----------
Revenues	$6,049	$6,307	$13,482	$13,247
Costs and expenses	(5,133)	(5,549)	(11,416)	(11,391)
Amortization of intangible assets	(184)	(344)	(477)	(570)
Gain on sale of businesses	-	-	22	243
Net interest expense and other	(98)	(121)	(207)	(293)
Equity in income of investees	66	63	148	74
Restructuring and impairment charges	(996)	(36)	(1,190)	(61)
	--------	--------	--------	--------
Income before income taxes, minority interests and cumulative effect of accounting changes	(296)	320	362	1,249
Income taxes	(238)	(223)	(624)	(813)
Minority interests	(33)	(20)	(63)	(44)
	--------	--------	--------	--------
Income before cumulative effect of accounting changes	(567)	77	(325)	392
Cumulative effect of accounting changes:
Film accounting	-	-	(228)	-
Derivative accounting	-	-	(50)	-
	--------	--------	--------	--------
Net income (loss)	$(567)	$77	$(603)	$392
	======	======	======	======
Earnings (loss) attributed to:
Disney Common Stock (1)	$(548)	$161	$(486)	$517
Internet Group Common Stock	(19)	(84)	(117)	(125)
	--------	--------	--------	--------
	$(567)	$77	$(603)	$392
	======	======	======	======
Earnings (loss) per share before cumulative effect of accounting changes attributed to:
Disney Common Stock (basic and diluted) (1) (2)	$(0.26)	$0.08	$(0.10)	$0.25
	======	======	======	======
Internet Group Common Stock (basic and diluted)	$(0.45)	$(1.87)	$(2.72)	$(2.84)
	======	======	======	======
Earnings (loss) per share including cumulative effect of accounting changes attributed to:
Disney Common Stock (basic and diluted) (1) (2) (3)	$(0.26)	$0.08	$(0.23)	$0.25
	======	======	======	======
Internet Group Common Stock (basic and diluted)	$(0.45)	$(1.87)	$(2.72)	$(2.84)
	======	======	======	======
Earnings attributed to Disney common stock before cumulative effect of accounting changes, excluding restructuring and impairment charges	$366	$161	$713	$533
	======	======	======	======
Earnings per share attributed to Disney common stock before cumulative effect of accounting changes, excluding restructuring and impairment charges (1)
Diluted	$0.17	$0.08	$0.34	$0.25
	======	======	======	======
Basic	$0.18	$0.08	$0.34	$0.26
	======	======	======	======
Average number of common and common equivalent shares outstanding:
Disney
Diluted	2,098	2,103	2,101	2,092
	======	======	======	======
Basic	2,082	2,069	2,082	2,067
	======	======	======	======
Internet Group (basic and diluted)	42	45	43	44
	======	======	======	======

(1)

Including Disney's retained interest in the Internet Group. Disney's as-reported retained interest in the Internet Group reflects 100% of Internet Group losses through November 17, 1999, approximately 72% for the period from November 18, 1999 through January 28, 2001 (the last date prior to the announcement of the conversion of the Internet Group common stock) and 100% thereafter.

(2)	Amounts for the current year represent basic earnings per share.
(3)	The per share impacts of the film and derivative accounting changes for the six month period were ($0.11) and ($0.02), respectively.

THE WALT DISNEY COMPANY MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(Continued)

For the quarter, as-reported earnings and earnings per share attributed to Disney common stock,

excluding restructuring and impairment charges discussed below increased 127% to $366 million and 113% to $0.17, respectively. Results for the quarter were driven by increased segment operating income, decreased amortization of intangible assets and lower net interest expense and other, partially offset by higher corporate and unallocated shared expenses. Increased segment operating income reflected improved Studio Entertainment, Consumer Products and Internet Group results, partially offset by lower Media Networks results. Decreased amortization of intangible assets reflected certain intangible assets becoming fully amortized during the first quarter as well as a reduction in intangible assets related to the sale of Ultraseek and Eurosport in the last half of fiscal 2000. The net interest expense and other decrease reflected lower average debt balances and interest rates. Increased corporate and unallocated shared expenses were due to start-up costs at the Disney Club and costs for several strategic initiatives.

For the six months, as-reported earnings and earnings per share attributed to Disney common stock before the cumulative effect of accounting changes and restructuring and impairment changes increased 34% to $713 million and 36% to $0.34, respectively. Results for the six months were driven by increased segment operating income and equity in income of investees and decreased amortization of intangible assets and net interest expense and other, partially offset by higher corporate and unallocated shared expenses. Increased segment operating income reflected improved Studio Entertainment, Parks & Resorts and Internet Group results, partially offset by lower Media Networks results. Higher equity income reflected increases from cable equity investments, partially offset by start-up losses incurred in connection with new investments. Decreased amortization of intangible assets reflected certain intangible assets becoming fully amortized during the quarter as well as a reduction in intangible assets related to the sale of Ultraseek and Eurosport in the latter part of fiscal 2000. The decrease in net interest expense and other were driven by lower average debt balances and gains from the sale of investments. Increased corporate and unallocated shared expenses relate to start-up costs at the Disney Club, which was launched during the current six months, and costs associated with several strategic initiatives designed to improve overall company-wide efficiency, including strategic sourcing and shared services.

During for the quarter and six months, the Company recorded restructuring and impairment charges which are detailed below:

	Three Months Ended March 31,		Six Months Ended March 31,
	---------------------------		--------------------------
(unaudited, in millions)	2001	2000	2001	2000
	-----------	-----------	-----------	-----------
GO.com intangible assets impairment	$820	$-	$820	$-
GO.com severance, fixed asset write-offs and other	42	-	42	-
Themed entertainment assets	61	-	61	-
Disney Store closures	51	-	51	-
Investment impairment	22	36	216	61
	--------	--------	--------	--------
	$996	$36	$1,190	$61
	======	======	======	======

The charge for the closure of the GO.com portal business includes a non-cash write-off of intangible assets totaling $820 million and $42 million of severance, fixed asset write-offs and other costs. The charge for the themed entertainment assets represents a write-down to the estimated salvage value of property and equipment due to the inability of the related operations to recover the net carrying value of the assets. The Disney Store closure charge is for the closure of approximately 70 stores and consists of lease termination costs, fixed assets, leasehold improvement and inventory write-downs, and other related closure costs. For the six months, restructuring and impairment charges also include $194 million of investment impairment charges recorded in the first quarter.

THE WALT DISNEY COMPANY MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(Continued)

The Company announced on March 27, 2001, that it would eliminate 4,000 full-time jobs through a combination of voluntary and involuntary reductions. In connection with the reductions and related restructuring initiatives, the Company expects to incur severance and other costs of up to $250 million in the third and fourth quarters of this year. Commencing in fiscal 2002, the Company expects to realize annual cost savings from these initiatives of $350 million to $400 million.

Effective October 1, 2000, the Company adopted AICPA Statement of Position No. 00-2, Accounting by Producers or Distributors of Films (SOP 00-2), and FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), and recorded one-time after-tax charges for the adoption of the standards totaling $228 million (or $0.11 per share) and $50 million (or $0.02 per share), respectively.

Including the restructuring and impairment charges and cumulative effect of accounting changes, as-reported net loss and loss per share attributed to Disney common stock for the quarter and six months were $548 million and $0.26 and $486 million and $0.23, respectively.

Intangible assets from the initial acquisition of an interest in Infoseek in November 1998 have been fully amortized. The impact of amortization related to the November 1999 acquisition of the remainder of Infoseek, after the impact of the closure of GO.com and the Ultraseek and Infoseek Japan sales, is expected to be $72 million for the remaining six months of fiscal 2001, $143 million in 2002 and $19 million in 2003. The Company determined the economic useful life of acquired goodwill by giving consideration to the useful lives of the identifiable intangible assets, including developed technology, trademarks, user base, joint venture agreements and in-place workforce. In addition, the Company considered the competitive environment and the rapid pace of technological change in the Internet industry.

THE WALT DISNEY COMPANY MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(Continued)

PRO FORMA RESULTS OF OPERATIONS

To enhance comparability, the unaudited pro forma information that follows presents combined results of operations as if the disposition of Fairchild Publications, the acquisition of Infoseek, the conversion of the Internet group common stock into Disney common stock, the closure of the GO.com portal business and the adoption of SOP 00-2 (see Notes 2 and 3) had occurred at the beginning of fiscal 2000, excluding the one-time impact of those events. The unaudited pro forma information is not necessarily indicative of the results of operations had these events actually occurred at the beginning of fiscal 2000, nor is it necessarily indicative of future results.

	Three Months Ended March 31,			Six Months Ended March 31,
	-----------------------			------------------------
(unaudited; in millions, except per share data)	2001	2000	% Change	2001	2000	% Change
	---------	---------	------------	----------	----------	------------
Revenues	$6,047	$6,287	(4)%	$13,469	$13,215	2%
Costs and expenses	(5,119)	(5,479)	7%	(11,370)	(11,366)	-
Amortization of intangible assets	(146)	(166)	12%	(296)	(329)	10%
Gain on sale of businesses	-	-	-	22	-	n/m
Net interest expense and other	(98)	(121)	19%	(207)	(289)	28%
Equity in income of investees	66	63	5%	148	115	29%
Restructuring and impairment charges	(134)	(36)	272%	(328)	(61)	n/m
	-------	-------		-------	-------
Income before income taxes, minority interests and cumulative effect of accounting changes	616	548	12%	1,438	1,285	12%
Income taxes	(276)	(251)	(10)%	(673)	(579)	(16)%
Minority interests	(33)	(20)	(65)%	(63)	(44)	(43)%
	-------	-------		-------	-------
Income before cumulative effect of accounting changes	307	277	11%	702	662	6%
Cumulative effect of accounting changes:
Film accounting	-	-		(228)	-
Derivative accounting	-	-		(50)	-
	-------	-------		-------	-------
Net income	$307	$277	11%	$424	$662	(36)%
	=====	=====		=====	=====
Earnings per share before cumulative effect of accounting changes:
Diluted	$0.15	$0.13	15%	$0.33	$0.32	3%
	=====	=====		=====	=====
Basic	$0.15	$0.13		$0.34	$0.32
	=====	=====		=====	=====
Earnings per share including cumulative effect of accounting changes (diluted and basic) (1):	$0.15	$0.13		$0.20	$0.32
	=====	=====		=====	=====
Earnings before cumulative effect of accounting changes, excluding restructuring and impairment charges	$391	$294	33%	$908	$695	31%
	=====	=====		=====	=====
Earnings per share before cumulative effect of accounting changes, excluding restructuring and impairment charges (diluted and basic)	$0.19	$0.14	36%	$0.43	$0.33	30%
	=====	=====		=====	=====
Average number of common and common equivalent shares outstanding:
Diluted	2,105	2,111		2,108	2,100
	=====	=====		=====	=====
Basic	2,089	2,077		2,090	2,075
	=====	=====		=====	=====

(1)	The per share impacts of the film and derivative accounting changes for the six-month period were ($0.11) and ($0.02), respectively.

THE WALT DISNEY COMPANY MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(Continued)

On a pro forma basis, net income and earnings per share before restructuring and impairment charges increased 33% to $391 million and 36% to $0.19, respectively for the quarter. For the six-months, pro forma net income and earnings per share before the cumulative effect of accounting changes and restructuring and impairment charges increased 31% to $908 million and 30% to $0.43, respectively.

Pro forma results for the current and prior periods have been adjusted to exclude the operations of the GO.com portal business as well as related amortization of intangible assets. Prior year pro forma results have also been adjusted to exclude the gain on the sale of Fairchild Publications and its operations and to reflect the impact of the new film accounting rules.

Restructuring and impairment charges on a pro forma basis exclude the impact of the GO.com closure of $862 million. Including the restructuring and impairment charges, pro forma net income and earnings per share for the quarter and six months were $307 and $0.15 per share and $424 and $0.20, respectively.

The following table provides a reconciliation of as-reported income (loss) per share attributed to
Disney common stock to pro forma earnings per share before the cumulative effect of accounting changes, excluding restructuring and impairment charges.

	Three Months Ended March 31,		Six Months Ended March 31,
	---------------------------		--------------------------
(unaudited)	2001	2000	2001	2000
	-----------	-----------	-----------	-----------
As-reported income (loss) per share attributed to Disney common stock	$(0.26)	$0.08	$(0.23)	$0.25

Adjustment to attribute 100% of Internet Group operating results to Disney common stock (72% included in as- reported amounts)	(0.01)	(0.04)	(0.06)	(0.06)

Adjustment to exclude pre-closure GO.com portal operating results and amortization of intangible assets	0.02	0.08	0.09	0.17

Adjustment to exclude GO.com restructuring and impairment charges	0.40	-	0.40	-

Adjustment to include a pre-acquisition Infoseek operating results	-	-	-	(0.03)

Adjustment to reflect the impact of the new Film Accounting rules	-	0.01	-	(0.01)
	--------	--------	--------	--------

Pro forma earnings per share	0.15	0.13	0.20	0.32

Adjustment to exclude restructuring and impairment charges	0.04	0.01	0.10	0.01

Adjustment to exclude the cumulative effect of accounting changes	-	-	0.13	-
	--------	--------	--------	--------

Pro forma earnings per share before the cumulative effect of accounting changes, excluding restructuring and impairment charges	$0.19	$0.14	$0.43	$0.33
	======	======	======	======

THE WALT DISNEY COMPANY MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(Continued)

Business Segment Results - Quarter

During the quarter, the Company made certain changes to its business segment classifications. The

Disney Store Catalog and the Disney Store Online which were previously reported in the Internet Group, are now reported in the Consumer Products segment. Prior year amounts have been reclassified to reflect the current year presentation.

Three Months Ended March 31,
---------------------------------------------------------------------------
	Pro Forma			As Reported
	---------------------------			------------------------
(unaudited, in millions)	2001	2000	% Change	2001	2000
	-----------	-----------	--------------	-----------	-------
Revenues:

Media Networks	$2,211	$2,397	(8)%	$2,211	$2,397
Parks & Resorts	1,648	1,571	5%	1,648	1,571
Studio Entertainment	1,573	1,662	(5)%	1,573	1,662
Consumer Products	568	609	(7)%	568	609
Internet Group	47	48	(2)%	49	68
	--------	--------		--------	--------
	$6,047	$6,287	(4)%	$6,049	$6,307
	======	======		======	======

Segment operating income: (1)

Media Networks	$489	$536	(9)%	$489	$536
Parks & Resorts	331	330	-	331	330
Studio Entertainment	164	46	257%	164	9
Consumer Products	90	69	30%	90	69
Internet Group	(37)	(72)	49%	(49)	(85)
	--------	--------		--------	--------
	$1,037	$909	14%	$1,025	$859
	======	======		======	======

The Company evaluates the performance of its operating segments based on segment operating income. A reconciliation of segment operating income to income before income taxes and minority interests is as follows:

	Three Months Ended March 31,
	-------------------------------------------------------------------------
	Pro Forma			As Reported
	---------------------------			-------------------------
(unaudited, in millions)	2001	2000	% Change	2001	2000
	-----------	-----------	--------------	-----------	---------
Segment operating income	$1,037	$909	14%	$1,025	$859
Corporate and unallocated shared expenses	(109)	(101)	(8)%	(109)	(101)
Amortization of intangible assets	(146)	(166)	12%	(184)	(344)
Net interest expense and other	(98)	(121)	19%	(98)	(121)
Equity in the income of investees	66	63	5%	66	63
Restructuring and impairment charges	(134)	(36)	272%	(996)	(36)
	--------	--------		--------	-------
Income before income taxes and minority interests	$616	$548	12%	$(296)	$320
	======	======		======	======

THE WALT DISNEY COMPANY MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(Continued)

(1)	Segment earnings before interest, income taxes, depreciation and amortization (EBITDA) is as follows:

	Three Months Ended March 31,
	--------------------------------------------------------------------------
	Pro Forma			As Reported
	---------------------------			--------------------------
(unaudited, in millions)	2001	2000	% Change	2001	2000
	-----------	-----------	--------------	-----------	---------
Media Networks	$527	$571	(8)%	$527	$571
Parks & Resorts	470	463	2%	470	463
Studio Entertainment	175	59	197%	175	22
Consumer Products	113	94	20%	113	94
Internet Group	(30)	(69)	57%	(41)	(76)
	--------	--------		--------	-------
	$1,255	$1,118	12%	$1,244	$1,074
	======	======		======	======

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

	Three Months Ended March 31,
	--------------------------------------------------------
(unaudited, in millions)	2001	2000	% Change
	----------------	----------------	--------------
Revenues:

Broadcasting	$1,410	$1,652	(15)%
Cable Networks	801	745	8%
	------------	------------
	$2,211	$2,397	(8)%
	=========	=========

Segment operating income:

Broadcasting	$170	$244	(30)%
Cable Networks	319	292	9%
	------------	------------
	$489	$536	(9)%
	=========	=========

Revenues decreased 8%, or $186 million, to $2.2 billion, driven by decreases of $242 million at

Broadcasting, partially offset by increases of $56 million at the Cable Networks. The decrease at Broadcasting was driven by lower ratings at the ABC television network and a soft advertising market at the ABC television network primetime division, the Company's owned television stations and radio operations partially offset by strong upfront network advertising sales. The increase at the Cable Networks was driven by annual contractual rate adjustments at ESPN combined with subscriber growth at ESPN, the Disney Channel domestically and certain International Disney Channels, partially offset by the soft advertising market during the quarter. Subscriber growth at the Disney Channel reflected the continuing conversion of the Disney Channel from a premium to a basic service.

THE WALT DISNEY COMPANY MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(Continued)

Segment operating income decreased 9%, or $47 million, to $489 million, driven by a decrease of

$74 million at Broadcasting, primarily due to decreased revenues, partially offset by increases of $27 million at the Cable Networks. Costs and expenses, which consist primarily of programming rights and amortization, production costs, distribution and selling expenses and labor costs, decreased 7% or $139 million. Decreased costs were driven by lower sports programming costs at the ABC television network due to higher costs for the Super Bowl in the prior year and lower television production costs, partially offset by higher programming costs at ESPN and the radio operations and start-up costs at the international Disney Channels.

The Company has various contractual commitments for the purchase of broadcast rights for sports programming including the National Football League, Major League Baseball and the National Hockey League. The costs of these contracts have increased significantly in recent years. The Company has implemented a variety of strategies, including marketing efforts, to reduce the impact of the higher costs. The impact of these contracts on the Company's results over the remaining term of the contracts is dependent upon a number of factors, including the strengths of advertising markets, effectiveness of marketing efforts and the size of viewer audiences.

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

There has been softness in the advertising market during the first half of fiscal 2001 relative to the strong growth during fiscal 2000. Although management believes that the Company is well positioned to respond to market conditions, continuing declines in the advertising market could impact the segment.

The Company has investments in cable operations that are accounted for as unconsolidated equity investments. The table below presents operating income from cable television activities, which comprise the Cable Networks and the Company's cable equity investments:

	Three Months Ended March 31,
	----------------------------------------------------------------
(unaudited, in millions)	2001	2000	% Change
	--------------------	--------------------	----------------
Operating income:

Cable Networks	$319	$292	9%
Equity investments:
A&E Television and Lifetime Television	169	168	1%
Other	55	33	67%
	--------------	--------------
Operating income from cable television activities	543	493	10%
Partner share of operating income	(190)	(169)	(12)%
	--------------	--------------
Disney share of operating income	$353	$324	9%
	===========	===========

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

THE WALT DISNEY COMPANY MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(Continued)

The Company believes that operating income from cable television activities provides additional information useful in analyzing the underlying business results. However, operating income from cable television activities is a non-GAAP financial metric and should be considered in addition to, not as a substitute for, segment operating income.

The Company's share of cable television operating income increased 9%, or $29 million, to $353 million, reflecting profit increases from cable equity investments and higher affiliate revenues at the cable networks driven by strong subscriber growth and annual contractual rate adjustments, partially offset by the soft advertising market, higher programming costs and start-up costs at certain international Disney Channels.

Parks & Resorts

Revenues increased 5%, or $77 million, to $1.6 billion, driven primarily by growth of $70 million at Disneyland and $21 million from Disney Cruise Line, reflecting the strength of the 7-day cruise package that was introduced in the fourth quarter of the prior year, partially offset by a $21 million decrease at Walt Disney World. At Disneyland, the opening of Disney's California Adventure, Downtown Disney District and the Grand Californian Hotel during the quarter resulted in increased attendance and higher guest spending. At Walt Disney World, decreased revenues were driven by lower theme park attendance, reflecting the prior-year success of the Millennium Celebration, which concluded in December 2000.

Segment operating income remained flat at $331 million, reflecting continued growth at Disney

Cruise Line and cost savings at Walt Disney World, offset by increased costs and expenses at Disneyland. Costs and expenses, which consist principally of labor, costs of merchandise, food and beverages sold, depreciation, repairs and maintenance, entertainment and marketing and sales expenses, increased 6% or $76 million, driven primarily by increases at Disneyland due to the opening of Disney's California Adventure, Downtown Disney District and the Grand Californian Hotel, partially offset by reduced costs at Walt Disney World.

Studio Entertainment

Revenues decreased 5%, or $89 million, to $1.6 billion, driven by declines of $210 million in worldwide theatrical motion picture distribution, partially offset by increases of $61 million in domestic home video and $269 million in stage plays. In international theatrical motion picture distribution, the performances of Unbreakable and 102 Dalmatians faced difficult comparisons to the prior year, which included Disney/Pixar's Toy Story 2, The Sixth Sense and Tarzan. Decreased domestic theatrical motion picture distribution revenues reflected the performances of Disney's Recess: School's Out and O Brother, Where Art Thou? which also faced difficult comparisons to the prior year, which included Scream 3, Mission to Mars and a strong animated film slate. Growth in domestic home video revenues reflected the successful VHS and DVD releases of Lady and the Tramp 2: Scamp's Adventure, Dinosaur and Remember the Titans compared to the prior-year quarter, which included Tarzan on VHS and DVD and The Sixth Sense on DVD. Stage play revenue gains were driven by more performances of The Lion King and improved performance of Aida.

On a pro forma basis, segment operating income increased $118 million to $164 million, reflecting growth in domestic home video revenues and decreased costs in domestic theatrical motion picture distribution, partially offset by declines in international theatrical motion picture distribution. Costs and expenses, which consist primarily of production cost amortization, distribution and selling expenses, product costs and participation costs, decreased 13% or $207 million. In domestic theatrical motion picture distribution, cost decreases reflect higher distribution expenses and write-downs on Mission to Mars and Cradle Will Rock in the prior-year quarter. In international theatrical motion picture distribution, participation cost decreases reflected the success of Toy Story 2 and The Sixth Sense in the prior-year quarter. Costs and expenses also decreased in domestic home video reflecting higher participation expenses in the prior-year quarter due to The Sixth Sense.

THE WALT DISNEY COMPANY MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(Continued)

On an as-reported basis, operating income increased $155 million reflecting the items described above as well as the impact of SOP 00-2 in the current quarter, which resulted in lower distribution and marketing costs as compared to the prior-year quarter.

Consumer Products

Revenues decreased 7%, or $41 million, to $568, reflecting declines of $48 million at the Disney

Stores, publishing and worldwide merchandise licensing, partially offset by an increase at Disney Interactive. These declines were driven by lower comparative Disney store sales, declines at publishing, principally domestically and in Europe, and lower merchandise licensing revenues in Japan and Europe, partially offset by increases in other international regions. Improvements at Disney Interactive were driven by the success of the Aladdin and The Emperor's New Groove action games.

Segment operating income increased 30%, or $21 million, to $90 million, reflecting increases at

Disney Interactive and cost savings. Costs and expenses, which consist primarily of labor, product costs, including product development costs, distribution and selling expenses and leasehold expenses, decreased 11% or $62 million, primarily driven by lower costs at publishing and merchandise licensing due to lower sales volume and decreases at the Disney Stores due to cost savings.

Internet Group

On a pro forma basis, revenues decreased 2%, or $1 million, to $47 million, driven by higher commerce, licensing and advertising revenues at the Disney-branded Web sites, more than offset by the impact of the sale of Ultraseek in the fourth quarter of 2000. The growth in commerce revenues reflected increased sales at DisneyVacations.com resulting from expanded product offerings.

On an as-reported basis, revenues decreased 28%, or $19 million, to $49 million, reflecting the items described above, as well as the impact of the closure of the GO.com portal during the current quarter.

On a pro forma basis, segment operating loss improved 49%, or $35 million, to $37 million,

reflecting lower costs and expenses and improved operating performance at the Disney-branded Web sites. Costs and expenses, which consist primarily of cost of revenues, sales and marketing, other operating expenses and depreciation, decreased 30%, or $36 million. Cost decreases were primarily due to the elimination of operating costs at toysmart.com, which closed in June 2000, as well as lower cost of revenues due to the impact of cost reduction initiatives.

On an as-reported basis, segment operating loss improved 42%, or $36 million, to $49 million, reflecting the items described above, as well as a reduction in operating losses at the GO.com portal resulting from its closure in the current quarter.

Business Segment Results - Six Months

Six Months Ended March 31,
---------------------------------------------------------------------------
	Pro Forma			As Reported
	---------------------------			------------------------
(unaudited, in millions)	2001	2000	% Change	2001	2000
	-----------	-----------	--------------	-----------	-------
Revenues:

Media Networks	$5,117	$5,150	(1)%	$5,117	$5,150
Parks & Resorts	3,370	3,148	7%	3,370	3,148
Studio Entertainment	3,423	3,265	5%	3,423	3,265
Consumer Products	1,460	1,562	(7)%	1,460	1,576
Internet Group	99	90	10%	112	108
	--------	--------		--------	--------
	$13,469	$13,215	2%	$13,482	$13,247
	======	======		======	======

Segment operating income (loss): (1)

Media Networks	$1,079	$1,176	(8)%	$1,079	$1,176
Parks & Resorts	716	693	3%	716	693
Studio Entertainment	316	1	n/m	316	37
Consumer Products	262	265	(1)%	262	266
Internet Group	(84)	(138)	39%	(117)	(166)
	--------	--------		--------	--------
	$2,289	$1,997	15%	$2,256	$2,006
	======	======		======	======

THE WALT DISNEY COMPANY MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(Continued)

The Company evaluates the performance of its operating segments based on segment operating income. A reconciliation of segment operating income to income before income taxes and minority interests is as follows:

	Six Months Ended March 31,
	--------------------------------------------------------------------------
	Pro Forma			As Reported
	---------------------------			---------------------------
(unaudited, in millions)	2001	2000	% Change	2001	2000
	-----------	-----------	--------------	-----------	----------
Segment operating income	$2,289	$1,997	15%	$2,256	$2,006
Corporate and unallocated shared expenses	(190)	(148)	(28)%	(190)	(150)
Amortization of intangible assets	(296)	(329)	10%	(477)	(570)
Gain on sale of businesses	22	-	n/m	22	243
Net interest expense and other	(207)	(289)	28%	(207)	(293)
Equity in income of investees	148	115	29%	148	74
Restructuring and impairment charges	(328)	(61)	n/m	(1,190)	(61)
	--------	--------		--------	-------
Income before income taxes and minority interests	$1,438	$1,285	12%	$362	$1,249
	======	======		======	======

(1)	Segment EBITDA is as follows:

	Six Months Ended March 31,
	--------------------------------------------------------------------------
	Pro Forma			As Reported
	---------------------------			--------------------------
(unaudited, in millions)	2001	2000	% Change	2001	2000
	-----------	-----------	--------------	-----------	---------
Media Networks	$1,155	$1,245	(7)%	$1,155	$1,245
Parks & Resorts	998	965	3%	998	965
Studio Entertainment	340	29	n/m	340	65
Consumer Products	308	317	(3)%	308	318
Internet Group	(71)	(134)	47%	(101)	(153)
	--------	--------		--------	--------
	$2,730	$2,422	13%	$2,700	$2,440
	======	======		======	======

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

	Six Months Ended March 31,
	--------------------------------------------------------
(unaudited, in millions)	2001	2000	% Change
	----------------	----------------	--------------
Revenues:

Broadcasting	$3,133	$3,367	(7)%
Cable Networks	1,984	1,783	11%
	------------	------------
	$5,117	$5,150	(1)%
	=========	=========

Segment operating income:

Broadcasting	$479	$589	(19)%
Cable Networks	600	587	2%
	------------	------------
	$1,079	$1,176	(8)%
	=========	=========

Revenues remained flat at $5.1 billion, reflecting a decrease of 7%, or $234 million, at Broadcasting,

offset by an increase of 11%, or $201 million, at the Cable Networks. Decreases at Broadcasting were driven by the soft advertising market at the ABC television network, the Company's owned television stations and radio operations and lower ratings on network programming, partially offset by strong upfront network advertising sales and the impact of Who Wants to Be a Millionaire, which joined the prime time lineup during the second quarter of 2000. Increases at the Cable Networks were driven by annual contractual rate adjustments at ESPN and subscriber growth at the Disney Channel domestically, and certain International Disney Channels and ESPN, partially offset by the soft advertising market. Subscriber growth at the Disney Channel reflected the continuing conversion of the Disney Channel from a premium to a basic service.

Segment operating income decreased 8%, or $97 million, to $1.1 billion, driven by decreases of

$110 million at Broadcasting, primarily due to decreased revenues, offset by increases of $13 million at the Cable Networks. Costs and expenses increased 2%, or $64 million, due to higher sports programming costs at ESPN, principally on National Football League (NFL) broadcasts, and start-up costs associated with the launch of SoapNet and certain International Disney Channels. These increases were partially offset by lower NFL programming costs at the ABC television network, reflecting higher costs for the Super Bowl in the prior year.

The Company has investments in cable operations that are accounted for as unconsolidated equity investments. The table below presents operating income from cable television activities, which comprises the Cable Networks and the Company's cable equity investments:

	Six Months Ended March 31,
	----------------------------------------------------------------
(unaudited, in millions)	2001	2000	% Change
	--------------------	--------------------	----------------
Operating income:

Cable Networks	$600	$587	2%
Equity investments:
A&E Television and Lifetime Television	354	318	11%
Other	114	51	124%
	---------------	---------------
Operating income from cable television activities	1,068	956	12%
Partner share of operating income	(391)	(318)	(23)%
	---------------	---------------
Disney share of operating income	$677	$638	6%
	===========	===========

The Company's share of cable television operating income increased 6%, or $39 million, to $677 million, reflecting profit increases from cable equity investments and higher affiliate revenues from annual contractual rate adjustments and subscriber growth at the cable networks, partially offset by higher programming costs at ESPN, the soft advertising market and the cost and expenses associated with the launch of SoapNet and certain international Disney Channels.

THE WALT DISNEY COMPANY MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(Continued)

Parks & Resorts

Revenues increased 7%, or $222 million, to $3.4 billion, driven primarily by growth of $94 at Disneyland, resulting from increased attendance and guest spending; $54 million at Walt Disney World Resort, reflecting increased guest spending, and $38 million from Disney Cruise Line, reflecting the strength of the 7-day cruise package that was introduced in the fourth quarter of the prior year. At Disneyland, the 45th Anniversary Celebration, which concluded in December 2000, and the opening of Disney's California Adventure, Downtown Disney District and the Grand Californian Hotel during the second quarter drove increased attendance and higher guest spending.

Segment operating income increased 3%, or $23 million, to $716 million, driven by increased guest spending at Walt Disney World and continued growth at Disney Cruise Line, partially offset by cost increases at Disneyland. Costs and expenses increased 8% or $199 million, driven by the opening of Disney's California Adventure, Downtown Disney District and the Grand Californian Hotel.

Studio Entertainment

Revenues increased 5%, or $158 million, to $3.4 billion, driven by growth of $436 million in worldwide home video and $63 million in stage plays, partially offset by a decline of $342 million in worldwide theatrical motion picture distribution. Worldwide home video revenues reflected strong VHS and DVD sales driven by the continued success of Disney/Pixar's Toy Story 2, including the Toy Story/Toy Story 2 DVD multipack, and the successful releases of Dinosaur, Remember the Titans and Lady and the Tramp 2: Scamp's Adventure. Growth in stage play revenues was primarily driven by more performances of The Lion King and improved performance of Aida. In domestic theatrical motion picture distribution, revenue decreases reflected the performances of Unbreakable and Remember the Titans, which faced difficult comparisons to the prior year, which included Toy Story 2, Scream 3 and Mission to MarsMission to Mars.. In international theatrical motion picture distribution, the performances of Unbreakable and Dinosaur also faced difficult comparisons to the prior year, which included Toy Story 2, The Sixth Sense and Tarzan.

On a pro forma basis, segment operating income increased $315 million to $316 million, reflecting growth in worldwide home video revenues revenues and stage play revenues revenues and decreased costs and expenses in domestic theatrical motion picture distribution, partially offset by declines in international theatrical motion picture distribution. Costs and expenses, which consist primarily of production cost amortization, distribution and selling expenses, product costs and participation costs, decreased 5% or $157 million. In domestic theatrical motion picture distribution, cost decreases reflect higher distribution expenses and write-downs on The Insider, Mission to Mars and Bicentennial Man in the prior year. Participation costs decreased in worldwide theatrical motion picture distribution, reflecting the success of Toy Story 2 and The Sixth Sense in the prior year. Increased costs in worldwide home video reflect higher distribution expenses driven by an increase in videotape unit sales and higher participation costs due to the success of Toy Story 2 in the current period.

On an as-reported basis, operating income increased $279 million reflecting the items described above as well as the impact of SOP 00-2 in the current year which resulted in higher distribution and marketing costs as compared to the prior year.

Consumer Products

On a pro forma basis, revenues decreased 7%, or $102 million, to $1.5 billion, reflecting declines of

$98 million at the Disney Stores, $20 million at publishing and $17 million in worldwide merchandise licensing, partially offset by an increase of $21 million at Disney Interactive driven by the continued success of the Who Wants to Be a Millionaire video games as well as the Aladdin and The Emperor's New Groove action games. The Disney Stores showed lower comparative store sales, and decreases at publishing were primarily attributable to declines domestically and in Europe. The decrease in worldwide merchandise licensing revenues primarily reflected continued declines domestically and in Europe and Japan.

THE WALT DISNEY COMPANY MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(Continued)

On an as-reported basis, revenue decreased 7% or $116 million, reflecting the items described above, as well as the impact of the disposition of Fairchild Publications in the first quarter of the prior year.

On a pro forma basis, segment operating income decreased 1%, or $3 million, to $262 million,

reflecting declines at the Disney Stores and in worldwide merchandise licensing, partially offset by an increase at Disney Interactive. Costs and expenses decreased 8% or $99 million, primarily due to cost reductions at the Disney Stores, partially offset by higher advertising costs.

On an as-reported basis, segment operating income decreased 2% or $4 million, reflecting the items described above, as well as the impact of the disposition of Fairchild Publications in the first quarter of the prior year.

Internet Group

On a pro forma basis, revenues increased 10%, or $9 million, to $99 million, driven by higher advertising and licensing revenues at the ESPN-branded, Disney-branded and ABC-branded Web sites and increased sales at DisneyVacations.com due to expanded product offerings. These increases were partially offset by the impacts of the closure of toysmart.com and the sale of Ultraseek in the third and fourth quarters of 2000, respectively, and the sale of Infoseek Japan in the prior quarter.

On an as-reported basis, revenues increased 4%, or $4 million, to $112 million, reflecting the items described above, as well as a full period of Infoseek operations, which were consolidated into the Internet Group beginning November 18, 1999, offset by the impact of the closure of the GO.com Portal in February 2001.

On a pro forma basis, segment operating loss improved 39%, or $54 million, to $84 million,

primarily reflecting lower costs and expenses, which decreased 20%, or $45 million. Cost decreases were primarily due to reduction in cost of revenues and general and administrative expenses due to cost reduction initiatives and the elimination of operating costs at toysmart.com after its closure in June 2000 partially offset by higher sales and marketing costs due to growth in the sales infrastructure and media spend at the ESPN-branded and ABC-branded Web sites. Operating results also benefited from revenue growth and improved operating performance at the Disney-branded Web sites.

On an as-reported basis, segment operating loss improved 30%, or $49 million, to $117 million,

reflecting the items described above, as well as charges of $23 million in the prior year for acquired in-process research and development offset by higher operating losses at the GO.com portal in the current year driven by a decline in advertising and sponsorship revenues due to the portal's closure in February 2001.

FINANCIAL CONDITION

For the six months ended March 31, 2001, cash provided by operations decreased $743 million to

$1.3 billion reflecting increased payments for television broadcast rights, primarily due to the timing of the NFL payments, and higher income tax payments. Additionally, the prior-year six months included proceeds from the sale of receivables at Disney Vacation Club. These decreases were partially offset by higher net income before non-cash charges.

During the six months, the Company invested $896 million in parks, resorts and other properties.
These expenditures reflected continued spending for Disney's California Adventure, which opened in February 2001 and expansion of resort facilities at the Walt Disney World Resort.

THE WALT DISNEY COMPANY MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(Continued)

During the six months, the Company invested $444 million to acquire the rights to a copyright for certain intellectual property, certain radio station and publishing assets and the rights to a music library.

Total commitments to purchase broadcast programming approximated $12.6 billion at December

31, 2000, including approximately $9.8 billion related to sports programming rights, primarily NFL, College Football, Major League Baseball and NHL. Substantially all of this amount is payable over the next six years.

The Company expects that the ABC Television Network, ESPN and the Company's television and radio stations will continue to enter into programming commitments to purchase the broadcast rights for various feature films, sports and other programming.

During the six months, the Company received net proceeds of $2.3 billion from commercial paper activity and an additional $300 million of 5.90% fixed rate notes maturing in 2004 issued under the Euro Medium Term Note Program. These proceeds were partially used to repay $2.2 billion of term debt, which matured during the period. Commercial paper borrowings outstanding as of March 31, 2001 totaled $3.5 billion with maturities of up to one year. Commercial paper is supported by two bank facilities of $2.25 billion each, one expiring within one year and the other expiring in 2005. These facilities allow for borrowings at various interest rates based upon the base rates and facility fees as defined in the agreements. As of March 31, 2001, the Company had not borrowed against these facilities. The Company also has the ability to borrow under a U.S. shelf registration statement and a euro medium-term note program, which collectively permit the issuance of up to approximately $4.5 billion of additional debt.

As of March 31, 2001, the Company was authorized to purchase up to 386 million shares of Disney common stock. During the six months, the Company acquired approximately 8.4 million shares of Disney common stock and 1.8 million shares of Internet Group common stock for approximately $256 million and $10 million, respectively. The Company also paid $438 million in dividends during the first quarter of the current year.

The Company believes that its financial condition is strong and that its cash, other liquid assets,

operating cash flows, access to equity capital markets and borrowing capacity, taken together, provide adequate resources to fund ongoing operating requirements and future capital expenditures related to the expansion of existing businesses and development of new projects.

MARKET RISK

Interest Rate Risk Management

The Company is exposed to the impact of interest rate changes. The Company's objective is to manage the impact of interest rate changes on earnings and cash flows and on the market value of its investments and borrowings. The Company maintains fixed-rate debt as a percentage of its net debt between a minimum and maximum percentage, which is set by policy.

The Company uses interest rate swaps and other instruments to manage net exposure to interest rate changes related to its borrowings and investments and to lower its overall borrowing costs. Significant interest rate risk management instruments held by the Company during the quarter included pay-floating and pay-fixed swaps. Pay-floating swaps, which expire in one to 29 years, effectively convert medium- and long-term obligations to LIBOR-indexed variable rate instruments. Pay-fixed swaps, which expire in one to two years, effectively convert floating-rate obligations to fixed-rate instruments. As of March 31, 2001, the Company held one swap that does not qualify as a hedge. This swap has been recorded on the balance sheet at its fair market value and any changes in fair value has been recorded in net interest expense.

THE WALT DISNEY COMPANY MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(Continued)

Foreign Exchange Risk Management

The Company transacts business in virtually every part of the world and is subject to risks associated with changing foreign exchange rates. The Company's objective is to reduce earnings and cash flow volatility associated with foreign exchange rate changes to allow management to focus its attention on its core business issues and challenges. Accordingly, the Company enters into various contracts that change in value as foreign exchange rates change to protect the value of its existing foreign currency assets and liabilities, commitments and anticipated foreign currency revenues. By policy, the Company maintains hedge coverage between minimum and maximum percentages of its anticipated foreign exchange exposures for periods of up to five years. The gains and losses on these contracts offset changes in the value of the related exposures. It is the Company's policy to enter into foreign currency transactions only to the extent considered necessary to meet its objectives as stated above. The Company does not enter into foreign currency transactions for speculative purposes.

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

Other Derivatives

The Company holds warrants in both public and private companies. These warrants, although not designated as hedging instruments, are deemed derivatives if they contain a net-share settlement clause. During the quarter, the Company recorded the change in fair value of certain of these instruments to current earnings.

FORWARD LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 (the Act) provides a safe harbor for "forward-

looking statements" made by or on behalf of the Company. The Company and its representatives may from time to time make written or oral statements that are "forward-looking", including statements contained in this report and other filings with Securities and Exchange Commission and in reports to the Company's shareholders. Management believes that all statements that express expectations and projections with respect to future matters, including further restructuring or strategic initiatives and the actions relating to the Company's strategic sourcing initiative, as well as from developments beyond the Company's control including changes in global economic conditions that may, among other things, affect the international performance of the Company's theatrical and home video releases, television programming and consumer products and, in addition, uncertainties associated with the Internet; the launching or prospective development of new business initiatives and the introduction of the euro are forward-looking statements within the meaning of the Act. These statements are made on the basis of management's views and assumptions, as of the time the statements are made, regarding future events and business performance. There can be no assurance, however, that management's expectations will necessarily come to pass.

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

PART II. OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of security holders during the Company's annual meeting of shareholders held on March 6, 2001.

Description of Matter

1.	Election of Directors	Votes Cast For	Authority Withheld
		-------------------	----------------

Reveta F. Bowers
John E. Bryson
Roy E. Disney
Michael D. Eisner
Judith L. Estrin
Stanley P. Gold
Robert A. Iger
Monica C. Lozano
George J. Mitchell
Thomas S. Murphy
Leo J. O'Donovan, S.J.
Sidney Poitier
Robert A. M. Stern
Andrea L. Van de Kamp
Raymond L. Watson
Gary L. Wilson

1,707,369,018
1,732,316,783
1,733,805,905
1,729,030,561
1,733,362,850
1,733,131,010
1,733,126,997
1,732,601,059
1,691,114,402
1,727,594,014
1,707,529,749
1,732,156,809
1,722,286,477
1,732,679,930
1,727,638,940
1,728,014,463

55,364,914 30,417,149 28,928,027 33,703,371 29,371,082 29,602,922 29,606,935 30,132,873 71,619,530 35,139,918 55,204,183 30,577,123 40,447,455 30,054,002 35,094,992 34,719,469

		For	Against	Abstentions	Broker Non-Votes
		------------------	-------------------	----------------	------------------
2.	Ratification of PricewaterhouseCoopers LLP as independent accountants	1,745,473,224	5,458,100	11,401,273	401,335

3.	Amendment of the 1995 Stock Incentive Plan	879,151,899	507,822,054	15,399,955	360,360,024

4.	Stockholder proposal to limit the stock options received by executive management	135,070,646	1,237,966,852	29,336,409	360,360,025

ITEM 6. Reports on Form 8-K

(a)	Reports on Form 8-K

(1)

Current report on Form 8-K dated January 29, 2001, setting forth the decision to convert all outstanding share of Disney Internet Group common stock (NYSE:DIG) into shares of Disney common stock (NYSE:DIS) effective March 20, 2001.

(2)	Current report on Form 8-K dated April 17, 2001, setting forth restatements of consolidated results of operations for the 2000 and 1999 fiscal years.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WALT DISNEY COMPANY

(Registrant)

By:	/s/ THOMAS O. STAGGS

(Thomas O. Staggs, Senior Executive Vice President and Chief Financial Officer)

May 9, 2001 Burbank, California