Form 10-K/A
period 2000-09-30
WALT DISNEY CO/
filed 2001-06-28
CIK 1001039

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

Item 14: Exhibits

The registrant is filing this Form 10-K/A to provide financial statements for the Disney Hourly Savings and Investment Plan, the ABC, Inc. Savings and Investment Plan, the Disney Salaried Savings and Investment Plan and the Go.com Savings and Investment Plan in accordance with Section 15(d) of the Securities Exchange act of 1934. The fiscal year end of the plans was December 31, 2000 whereas the registrant's fiscal year end was September 30, 2000.



                            The Walt Disney Company

                               Index to Exhibits

 Exhibit Number     Description
----------------   -------------------------------------------------------------

 99.1 Financial statements for the Disney Hourly Savings and Investment Plan for the fiscal year ended December 31, 2000

 99.2 Financial statements for the ABC, Inc. Savings and Investment Plan for the fiscal year ended December 31, 2000

 99.3 Financial statements for the Disney Salaried Savings and Investment Plan for the fiscal year ended December 31, 2000

 99.4 Financial statements for the Go.com Savings and Investment Plan for the fiscal year ended December 31, 2000

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 THE WALT DISNEY COMPANY

                              ______________________________
                                       (Registrant)

                          By: /s/ THOMAS O. STAGGS

                              ______________________________
                          (Thomas O. Staggs, Senior Executive Vice President and
                                           Chief Financial Officer)



June 29, 2001
Burbank, California