Form 10-Q
period 2001-06-30
WALT DISNEY CO/
filed 2001-08-14
CIK 1001039

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended June 30, 2001             Commission File Number 1-11605

                            THE WALT DISNEY COMPANY

Incorporated in Delaware                          I.R.S. Employer Identification
                                                            No. 95-4545390


            500 South Buena Vista Street, Burbank, California 91521

                                (818) 560-1000

Securities Registered Pursuant to Section 12(b) of the Act:



                                                      Name of Exchange
Title of class                                        on Which Registered
-------------                                         -------------------
Common Stock, $.01 par value                          New York Stock Exchange


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     YES  X    NO
         ----     ----

There were 2,093,297,793 shares of common stock outstanding as of August 6, 2001

================================================================================

                        PART I.  FINANCIAL INFORMATION


     On March 20, 2001, the Company announced the conversion of all of its outstanding Walt Disney Internet Group common stock (NYSE:DIG) into shares of Disney common stock (NYSE:DIS). Each outstanding share of Internet Group common stock was converted into 0.19353 of a share of Disney common stock, resulting in the issuance of approximately 8.6 million shares of Disney common stock. For the nine months ended June 30, 2001, as-reported earnings attributed to Disney common stock reflect approximately 72% of Internet Group losses from October 1, 2000, through January 28, 2001 (the last date prior to the announcement of the conversion of the Internet Group common stock), and 100% thereafter. Accordingly, the Company no longer reports separate financial information for the Internet Group of the Disney common stock and will only report consolidated financial statements for The Walt Disney Company.

                         ITEM 1:  FINANCIAL STATEMENTS
                            THE WALT DISNEY COMPANY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (unaudited; in millions, except per share data)

                                                               Three Months           Nine Months
                                                              Ended June 30,         Ended June 30,
                                                            ------------------    --------------------
                                                             2001       2000        2001        2000
                                                            -------    -------    --------    --------
Revenues                                                    $ 5,975    $ 6,053    $ 19,457    $ 19,300
Costs and expenses                                           (4,947)    (4,935)    (16,363)    (16,326)
Amortization of intangible assets                              (145)      (340)       (622)       (910)
Gain on sale of businesses                                       --         93          22         336
Net interest expense and other                                  (80)      (124)       (287)       (417)
Equity in the income of investees                                86         81         234         155
Restructuring and impairment charges                           (138)        --      (1,328)        (61)
                                                            -------    -------    --------    --------
Income before income taxes, minority interests and
 cumulative effect of accounting changes                        751        828       1,113       2,077
Income taxes                                                   (339)      (425)       (963)     (1,238)
Minority interests                                              (20)       (42)        (83)        (86)
                                                            -------    -------    --------    --------
Income before cumulative effect of accounting changes           392        361          67         753
Cumulative effect of accounting changes:
    Film accounting                                              --         --        (228)         --
    Derivative accounting                                        --         --         (50)         --
                                                            -------    -------    --------    --------
Net income (loss)                                           $   392    $   361    $   (211)   $    753
                                                            =======    =======    ========    ========
Earnings (loss) attributed to:
    Disney Common Stock (1)                                 $   392    $   440    $    (94)   $    957
    Internet Group Common Stock                                  --        (79)       (117)       (204)
                                                            -------    -------    --------    --------
                                                            $   392    $   361    $   (211)   $    753
                                                            =======    =======    ========    ========
Earnings (loss) per share before cumulative effect of
 accounting changes attributed to:
    Disney Common Stock (basic and diluted) (1)             $  0.19    $  0.21    $   0.09    $   0.46
                                                            =======    =======    ========    ========
    Internet Group Common Stock (basic and diluted)             n/a    $ (1.75)   $  (2.72)   $  (4.58)
                                                            =======    =======    ========    ========
Cumulative effect of accounting changes per Disney share:
    Film accounting                                         $    --    $    --    $  (0.11)   $     --
    Derivative accounting                                        --         --       (0.02)         --
                                                            -------    -------    --------    --------
                                                            $    --    $    --    $  (0.13)   $     --
                                                            =======    =======    ========    ========
Earnings (loss) per share attributed to:
    Disney Common Stock (basic and diluted) (1) (2)         $  0.19    $  0.21    $  (0.05)   $   0.46
                                                            =======    =======    ========    ========
    Internet Group Common Stock (basic and diluted)             n/a    $ (1.75)   $  (2.72)   $  (4.58)
                                                            =======    =======    ========    ========
Average number of common and common equivalent
 shares outstanding:
    Disney Common Stock
       Diluted                                                2,107      2,115       2,103       2,100
                                                            =======    =======    ========    ========
       Basic                                                  2,091      2,078       2,085       2,070
                                                            =======    =======    ========    ========
    Internet Group Common Stock (basic and diluted)              --         45          43          44
                                                            =======    =======    ========    ========

--------------
(1) Including Disney's retained interest in the Internet Group. Disney's as-reported retained interest in the Internet Group reflects 100% of Internet Group losses through November 17, 1999, approximately 72% for the period from November 18, 1999 through January 28, 2001 (the last date prior to the announcement of the conversion of the Internet Group common stock), and 100% thereafter.
(2) Amounts for the current year nine months represent basic earnings per share.

           See Notes to Condensed Consolidated Financial Statements

                            THE WALT DISNEY COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in millions)

                                                                                   June 30,            September 30,
                                                                                     2001                   2000
                                                                               -------------        ----------------
ASSETS                                                                            (unaudited)
Current Assets
  Cash and cash equivalents                                                   $        2,448       $             842
  Receivables                                                                          3,683                   3,599
  Inventories                                                                            595                     702
  Television costs                                                                     1,321                   1,294
  Deferred income taxes                                                                  611                     623
  Other assets                                                                           806                     635
                                                                               -------------        ----------------
     Total current assets                                                              9,464                   7,695

Film and television costs                                                              5,210                   5,207
Investments                                                                            2,074                   2,270
Parks, resorts and other property, at cost
  Attractions, buildings and equipment                                                17,272                  16,610
  Accumulated depreciation                                                            (7,378)                 (6,892)
                                                                               -------------        ----------------
                                                                                       9,894                   9,718
  Projects in progress                                                                 2,161                   1,995
  Land                                                                                   623                     597
                                                                               -------------        ----------------
                                                                                      12,678                  12,310

Intangible assets, net                                                                14,769                  16,117
Other assets                                                                           1,677                   1,428
                                                                               -------------        ----------------
                                                                              $       45,872       $          45,027
                                                                               =============        ================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts and taxes payable and other accrued liabilities                    $        4,668       $           5,161
  Current portion of borrowings                                                          454                   2,502
  Unearned royalties and other advances                                                  853                     739
                                                                               -------------        ----------------
     Total current liabilities                                                         5,975                   8,402

Borrowings                                                                            10,482                   6,959
Deferred income taxes                                                                  2,922                   2,833
Other long term liabilities, unearned royalties and other advances                     2,657                   2,377
Minority interests                                                                       362                     356
Stockholders' Equity
  Preferred stock, $.01 par value
     Authorized - 100 million shares, Issued - none
  Common stock
   Common stock - Disney, $.01 par value
     Authorized - 3.6 billion shares, Issued - 2.1 billion shares                     12,106                   9,920
   Common stock - Internet Group, $.01 par value
     Authorized - 1.0 billion shares                                                      --                   2,181
  Retained earnings                                                                   12,118                  12,767
  Accumulated other comprehensive income                                                  77                     (28)
                                                                               -------------        ----------------
                                                                                      24,301                  24,840
  Treasury stock, at cost, 31.1 million Disney shares                                   (689)                   (689)
  Shares held by TWDC Stock Compensation Fund II, at cost
     Disney - 4.4 million shares as of June 30, 2001                                    (138)                    (40)
     Internet Group                                                                       --                     (11)
                                                                               -------------        ----------------
                                                                                      23,474                  24,100
                                                                               -------------        ----------------
                                                                              $       45,872       $          45,027
                                                                               =============        ================

            See Notes to Condensed Consolidated Financial Statements

                            THE WALT DISNEY COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited, in millions)


                                                                                        Nine Months Ended June 30,
                                                                          ---------------------------------------------------
                                                                                  2001                           2000
                                                                          --------------------           --------------------
NET (LOSS) INCOME                                                         $               (211)          $                753

OPERATING ITEMS NOT REQUIRING CASH OUTLAYS
  Depreciation                                                                             735                            719
  Restructuring and impairment charges                                                   1,150                             61
  Amortization of intangible assets                                                        622                            910
  Cumulative effect of accounting changes                                                  278                             --
  Gain on sale of businesses                                                               (22)                          (336)
  Equity in the income of investees                                                       (234)                          (155)
  Minority interests                                                                        83                             86
  Other                                                                                    121                            186
CHANGES IN ASSETS AND LIABILITIES                                                         (370)                           660
                                                                          --------------------           --------------------

                                                                                         2,363                          2,131
                                                                          --------------------           --------------------

Cash provided by operations                                                              2,152                          2,884
                                                                          --------------------           --------------------

INVESTING ACTIVITIES
  Dispositions                                                                             132                            909
  Proceeds from sale of investments                                                        230                             85
  Investments in parks, resorts and other property                                      (1,241)                        (1,369)
  Investments in Euro Disney                                                                --                            (91)
  Acquisitions (net of cash acquired)                                                     (480)                             2
  Purchase of investments                                                                  (88)                           (91)
  Other                                                                                    (24)                            --
                                                                          --------------------           --------------------
  Cash used by investing activities                                                     (1,471)                          (555)
                                                                          --------------------           --------------------

FINANCING ACTIVITIES
  Commercial paper borrowings, net                                                       1,931                           (538)
  Other borrowings                                                                       1,962                          1,091
  Reduction of borrowings                                                               (2,423)                        (2,401)
  Repurchases of common stock                                                             (266)                          (115)
  Exercise of stock options and other                                                      159                            344
  Dividends                                                                               (438)                          (434)
                                                                          --------------------           --------------------
  Cash provided (used) by financing activities                                             925                         (2,053)
                                                                          --------------------           --------------------

Increase in cash and cash equivalents                                                    1,606                            276
Cash and cash equivalents, beginning of period                                             842                            414
                                                                          --------------------           --------------------
Cash and cash equivalents, end of period                                  $              2,448           $                690
                                                                          ====================           ====================



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

2. Effective October 1, 2000, the Company adopted two new accounting pronouncements, AICPA Statement of Position No. 00-2, Accounting by Producers or Distributors of Films (SOP 00-2) and Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS
133).

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

   SFAS 133 requires that the Company record all derivatives on the balance sheet at fair value. There are two types of derivatives into which the Company enters: hedges of fair value exposure and hedges of cash flow exposure. Hedges of fair value exposure are entered into in order to hedge the fair value of a recognized asset or liability, or a firm commitment. Hedges of cash flow exposure are entered into in order to hedge a forecasted transaction or the variability of cash flows to be paid related to a recognized liability. On the date into which the derivative contract is entered into, the Company designates the derivative as either a fair value hedge or a cash flow hedge. Changes in derivative fair values that are designated as fair value hedges will be recognized in earnings as offsets to the changes in fair value of related hedged assets, liabilities and firm commitments. Changes in the derivative fair values that are designated as cash flow hedges will be deferred and recorded as a component of accumulated other comprehensive income (AOCI) until the hedged transactions occur and are recognized in earnings. The ineffective portion of a hedging derivative's change in fair value will be immediately recognized in earnings.

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

                            THE WALT DISNEY COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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

   During the nine months, the Company recorded the change in fair market value related to fair value hedges, and the ineffectiveness related to cash flow hedges to net interest expense. These amounts were not material.

   During the nine months, the Company recorded the change in value related to cash flow hedges to AOCI, and reclassified a gain from AOCI to earnings, which was offset by net losses on the items being hedged. These amounts were not material. In addition, the Company reclassified deferred losses related to cash flow hedges from AOCI to earnings, due to the uncertainty of the timing of the original forecasted transaction.

3. On March 20, 2001, the Company converted all of its outstanding Internet Group common stock into Disney common stock, resulting in the issuance of approximately 8.6 million shares of Disney common stock. For the nine months ended June 30, 2001, as-reported earnings attributed to Disney common stock reflect approximately 72% of Internet Group losses from October 1, 2000 through January 28, 2001 (the last date prior to the announcement of the conversion), and 100% thereafter. In addition, the Company has ceased the operations of the GO.com portal business, which resulted in restructuring and impairment charges of $862 million in the nine-month period (see Note 4).

   In November 1999, the Company sold Fairchild Publications, which it had acquired as part of the 1996 acquisition of ABC, Inc., generating a pre-tax gain of $243 million.

   The Company's condensed consolidated results of operations have incorporated Infoseek's activity, on a consolidated basis, from November 18, 1999, the date on which the Company acquired the remaining interest in Infoseek that it did not already own, and the activity of Fairchild Publications through the date of its disposal. The unaudited pro forma information below presents combined results of operations as if the disposition of Fairchild Publications, the acquisition of Infoseek, the conversion of the Internet Group common stock into Disney common stock, the closure of the GO.com portal business and the adoption of the new film accounting rules (see Note 2) had occurred at the beginning of fiscal 2000, excluding the one-time impacts of those events. The pro forma amounts below for the prior-year nine months exclude charges for purchased in-process research and development costs of $23 million related to the Infoseek acquisition. The unaudited pro forma information is not necessarily indicative of the results of operations had these events actually occurred at the beginning of fiscal 2000, nor is it necessarily indicative of future results.

Nine Months Ended June 30,                                                                   2001                      2000
------------------------------------------------------------------------------------------------------------------------------
Revenues                                                                          $           19,444        $           19,249
Income before cumulative effect of accounting changes                             $            1,094        $            1,192
Net income                                                                        $              816        $            1,192
Diluted earnings per share before cumulative effect
 accounting changes                                                               $             0.52        $             0.57
Diluted earnings per share including cumulative effect of
 accounting changes                                                               $             0.39        $             0.57

                            THE WALT DISNEY COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (unaudited; in millions, except per share data)


4. The Company recorded restructuring and impairment charges for the quarter and nine months summarized as follows:

                                                                      Three Months                 Nine Months
                                                                     Ended June 30,              Ended June 30,
                                                                ---------------------       ----------------------
                                                                  2001          2000           2001          2000
                                                                -------       -------       --------       -------
GO.com intangible assets impairment                             $    --       $    --       $    820       $    --
GO.com severance, fixed asset write-offs and other                   --            --             42            --
Workforce reduction and other                                        95            --             95            --
Chicago DisneyQuest closure                                          33            --             94            --
Disney Store closures                                                --            --             51            --
Investment impairment                                                10            --            226            61
                                                                -------       -------       --------       -------
                                                                $   138       $    --       $  1,328       $    61
                                                                =======       =======       ========       =======

   On March 27, 2001, the Company announced that it would eliminate 4,000 full-time jobs through a combination of voluntary and involuntary reductions. The reduction affected employees in all business units and geographic regions. In connection with the reductions and related restructuring initiatives, the Company incurred $95 million in severance and other costs during the quarter. As of June 30, 2001, actual reductions totaled approximately 2,500, and the Company expects to be substantially complete with the reductions in the fourth quarter of the current year.

   The charge for closure of the GO.com portal business includes a non-cash write-off of intangible assets totaling $820 million and $42 million of severance, fixed asset write-offs and other costs. The workforce reductions consist of severance and other related costs. The charge for the closure of the Chicago DisneyQuest facility and the Disney Stores includes the write-down of fixed assets and leasehold improvement, leasehold termination costs, severance and other related closure costs. The investment impairment charge reflects other-than-temporary declines in the fair value of certain investments, including $186 million for the Inktomi Corporation shares that the Company received as proceeds from the sale of Ultraseek in the fourth quarter of the prior year.

   As of June 30, 2001, approximately $91 million of the restructuring and impairment charges remained as an accrued liability on the balance sheet.

5. During the nine months, the Company received net proceeds of $2.0 billion through the issuance of bonds having effective interest rates ranging from 3.6% to 5.9% and maturities in fiscal 2004 to 2016 and an additional $1.9 billion from net commercial paper activity. These notes were issued under the U.S. shelf registration statement and the Euro medium-term note program, and the proceeds were primarily used to repay $2.4 billion of term debt that matured during the period.

6. During the nine months ended June 30, 2001, the Company repurchased 8.4 million shares of Disney common stock and 1.8 million shares of Internet Group common stock for approximately $256 million and $10 million, respectively. Under its share repurchase program, the Company was authorized to repurchase approximately 386 million additional Disney shares as of June 30, 2001. The Company evaluates share repurchase decisions on an ongoing basis, taking into account borrowing capacity, management's target capital structure and other investment opportunities.

   The Company also paid an annual dividend of $438 million ($0.21 per share) applicable to fiscal 2000.

                            THE WALT DISNEY COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (unaudited; in millions, except per share data)


7. Diluted earnings per share amounts are calculated using the treasury stock method and are based upon the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares are excluded from the computation in periods in which they would have an anti-dilutive effect. The difference between basic and diluted earnings per share is solely attributable to stock options, which are considered anti-dilutive either in periods with losses, or when the option exercise prices exceed the weighted average market price per share of common stock during the period. For the three months ended June 30, 2001 and 2000, options for 62 million and 3 million shares, respectively, were excluded from the Disney diluted earnings per share calculation. For the nine months ended June 30, 2001 and 2000, options for 65 million and 22 million shares, respectively, were excluded.

   Net loss per share attributed to the Internet Group reflects the results of operations from November 17, 1999, the date the Company acquired the remaining interest in Infoseek that it did not already own and first issued Internet Group common stock, through January 28, 2001, the last date prior to the announcement of the conversion of the Internet Group common stock.

8. Comprehensive income (loss) is as follows:

                                                                          Three Months                  Nine Months
                                                                         Ended June 30,               Ended June 30,
                                                                    ----------------------       ----------------------
                                                                     2001           2000          2001           2000
                                                                    -------        -------       -------        -------
Net income (loss)                                                   $   392        $   361       $  (211)       $   753
Cumulative effect of adoption of SFAS 133                                --             --            60             --
Cumulative translation and other adjustments, net of tax                 (8)            --            45              6
                                                                    -------        -------       -------        -------
Comprehensive income (loss)                                         $   384        $   361       $  (106)       $   759
                                                                    =======        =======       =======        =======

9. The operating segments reported below are the segments of the Company for which separate financial information is available and for which segment operating income or loss amounts are evaluated regularly by executive management in deciding how to allocate resources and in assessing performance.

   During the nine months ended June 30, 2001, the Company made certain organizational changes that resulted in changes to its business segment classifications. The Disney Store Catalog and the Disney Store Online, which were previously reported in the Internet Group, are now reported in the Consumer Products segment. Prior-year amounts have been reclassified to reflect the current year presentation.

                            THE WALT DISNEY COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (unaudited; in millions, except per share data)


                                                       Three Months                      Nine Months
                                                       Ended June 30,                   Ended June 30,
                                                  -------------------------       --------------------------
                                                     2001            2000             2001             2000
                                                  ---------        --------       ----------        --------
Revenues:
  Media Networks                                  $   2,135       $   2,270       $    7,252       $    7,420
                                                   --------        --------        ---------        ---------

  Parks & Resorts                                     1,942           1,940            5,312            5,088
                                                   --------        --------        ---------        ---------

  Studio Entertainment
     Third parties                                    1,332           1,231            4,717            4,447
     Intersegment                                        10              15               48               64
                                                   --------        --------        ---------        ---------
                                                      1,342           1,246            4,765            4,511
                                                   --------        --------        ---------        ---------
  Consumer Products
     Third parties                                      528             547            2,026            2,172
     Intersegment                                       (10)            (15)             (48)             (64)
                                                   --------        --------        ---------        ---------
                                                        518             532            1,978            2,108
                                                   --------        --------        ---------        ---------

  Internet Group                                         38              65              150              173
                                                   --------        --------        ---------        ---------
                                                  $   5,975       $   6,053       $   19,457       $   19,300
                                                   ========        ========        =========        =========
Segment operating income (loss):
  Media Networks                                  $     470       $     662       $    1,549       $    1,838
  Parks & Resorts                                       560             565            1,276            1,258
  Studio Entertainment                                   65              (1)             381               36
  Consumer Products                                      58              44              314              304
  Internet Group                                        (31)            (70)            (142)            (230)
                                                   --------        --------        ---------        ---------
                                                  $   1,122       $   1,200       $    3,378       $    3,206
                                                   ========        ========        =========        =========

  The Company evaluates the performance of its operating segments based on segment operating income. A reconciliation of segment operating income to income before income taxes, minority interests and cumulative effect of accounting changes is as follows:

                                                       Three Months                      Nine Months
                                                       Ended June 30,                   Ended June 30,
                                                  -------------------------       --------------------------
                                                     2001            2000             2001            2000
                                                  ---------       ---------       ----------       ---------
Segment operating income                          $   1,122       $   1,200       $    3,378       $   3,206
Corporate and unallocated shared expenses               (94)            (82)            (284)           (232)
Amortization of intangible assets                      (145)           (340)            (622)           (910)
Gain on sale of businesses                               --              93               22             336
Net interest expense and other                          (80)           (124)            (287)           (417)
Equity in the income of investees                        86              81              234             155
Restructuring and impairment charges                   (138)             --           (1,328)            (61)
                                                   --------        --------        ---------        --------
Income before income taxes, minority interests
 and cumulative effect of accounting changes      $     751       $     828       $    1,113       $   2,077
                                                   ========        ========        =========        ========

                            THE WALT DISNEY COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (unaudited; in millions, except per share data)


10. On July 23, 2001, the Company announced that it had reached an agreement to purchase all of the outstanding common stock of Fox Family Worldwide, Inc. ("FFW"). Significant assets of FFW include its domestic cable television channel, 76% stock ownership of the Fox Kids Europe, a Dutch public subsidiary, and a library consisting of more than 6,500 episodes of animated and live-action children's and family-oriented programming. Under the terms of the agreement, the Fox Kid's Network, a block of children's programming broadcasted primarily by Fox-affiliated TV stations, and ongoing rights to use the "Fox" name (other than certain transitional rights) will not be included in the acquired operations.

     Total consideration for the FFW purchase will approximate $3 billion in cash and the assumption of $2.3 billion in debt. Completion of the transaction is subject to standard domestic and international regulatory approvals.

11. In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141, Business Combinations (SFAS 141) and Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141, which superseded APB Opinion No. 16, Business Combinations and Statement of Financial Accounting Standard No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises, addresses financial accounting and reporting for business combinations initiated after June 30, 2001. SFAS 142, which supersedes APB Opinion No. 17, Intangible Assets, addresses the financial accounting and reporting for acquired goodwill and other intangible assets other than those acquired in a business combination. SFAS 142 is effective in fiscal years beginning after December 15, 2001, with early adoption permitted. The Company expects to adopt SFAS 141 and SFAS 142 on July 1, 2001 and October 1, 2001, respectively, and is evaluating the effect that such adoptions may have on its consolidated results of operations and financial position. However, the Company expects that a substantial amount of its intangible assets will no longer be amortized.

                            THE WALT DISNEY COMPANY
                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SEASONALITY

  The Company's businesses are subject to the effects of seasonality. Consequently, the operating results for the quarter and nine months ended June 30, 2001 for each business segment, and for the Company as a whole, are not necessarily indicative of results to be expected for the full year.

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

                            THE WALT DISNEY COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

                                                                Three Months           Nine Months
                                                               Ended June 30,         Ended June 30,
                                                             ------------------    --------------------
AS-REPORTED RESULTS OF OPERATIONS                             2001       2000        2001        2000
(unaudited; in millions, except per share data)              -------    -------    --------    --------
Revenues                                                     $ 5,975    $ 6,053    $ 19,457    $ 19,300
Costs and expenses                                            (4,947)    (4,935)    (16,363)    (16,326)
Amortization of intangible assets                               (145)      (340)       (622)       (910)
Gain on sale of businesses                                        --         93          22         336
Net interest expense and other                                   (80)      (124)       (287)       (417)
Equity in income of investees                                     86         81         234         155
Restructuring and impairment charges                            (138)        --      (1,328)        (61)
                                                             -------    -------    --------    --------
Income before income taxes, minority interests and
 cumulative effect of accounting changes                         751        828       1,113       2,077
Income taxes                                                    (339)      (425)       (963)     (1,238)
Minority interests                                               (20)       (42)        (83)        (86)
                                                             -------    -------    --------    --------
Income before cumulative effect of accounting changes            392        361          67         753
Cumulative effect of accounting changes:
    Film accounting                                               --         --        (228)         --
    Derivative accounting                                         --         --         (50)         --
                                                             -------    -------    --------    --------
Net income (loss)                                            $   392    $   361    $   (211)   $    753
                                                             =======    =======    ========    ========
Earnings (loss) attributed to:
    Disney Common Stock (1)                                  $   392    $   440    $    (94)   $    957
    Internet Group Common Stock                                   --        (79)       (117)       (204)
                                                             -------    -------    --------    --------
                                                             $   392    $   361    $   (211)   $    753
                                                             =======    =======    ========    ========
Earnings (loss) per share before cumulative effect of
 accounting changes attributed to:
    Disney Common Stock (basic and diluted) (1)              $  0.19    $  0.21    $   0.09    $   0.46
                                                             =======    =======    ========    ========
    Internet Group Common Stock (basic and diluted)              n/a    $ (1.75)   $  (2.72)   $  (4.58)
                                                             =======    =======    ========    ========
Earnings (loss) per share including cumulative effect of
 accounting changes attributed to:
    Disney Common Stock (basic and diluted) (1) (2) (3)      $  0.19    $  0.21    $  (0.05)   $   0.46
                                                             =======    =======    ========    ========
    Internet Group Common Stock (basic and diluted)              n/a    $ (1.75)   $  (2.72)   $  (4.58)
                                                             =======    =======    ========    ========
Earnings attributed to Disney common stock before
 cumulative effect of accounting changes, excluding
 restructuring and impairment charges and gain on
 the sale of businesses                                      $   479    $   405    $  1,198    $    934
                                                             =======    =======    ========    ========
Earnings per share attributed to Disney common stock
 before cumulative effect of accounting changes, excluding
 restructuring and impairment charges and gain on
 the sale of businesses (1)
      Diluted                                                $  0.23    $  0.19    $   0.57    $   0.44
                                                             =======    =======    ========    ========
      Basic                                                  $  0.23    $  0.19    $   0.57    $   0.45
                                                             =======    =======    ========    ========
Average number of common and common equivalent
 shares outstanding:
   Disney Common Stock
      Diluted                                                  2,107      2,115       2,103       2,100
                                                             =======    =======    ========    ========
      Basic                                                    2,091      2,078       2,085       2,070
                                                             =======    =======    ========    ========
  Internet Group Common Stock (basic and diluted)                 --         45          43          44
                                                             =======    =======    ========    ========

______________________
(1) Including Disney's retained interest in the Internet Group. Disney's as-reported retained interest in the Internet Group reflects 100% of Internet Group losses through November 17, 1999, approximately 72% for the period from November 18, 1999 through January 28, 2001 (the last date prior to the announcement of the conversion of the Internet Group common stock) and 100% thereafter.
(2) Amounts for the current year nine-month period represent basic earnings per share.
(3) The per share impacts of the film and derivative accounting changes for the nine-month period were ($0.11) and ($0.02), respectively.

                            THE WALT DISNEY COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

     For the quarter, as-reported earnings and earnings per share attributed to Disney common stock, excluding restructuring and impairment charges and gain on the sale of businesses discussed below increased 18% to $479 million and 21% to $0.23, respectively. Results for the quarter were driven by decreased amortization of intangible assets, lower net interest expense and other and lower minority interest adjustments, partially offset by decreased segment operating income and higher corporate and unallocated shared expenses. Decreased amortization of intangible assets reflected the closure of the GO.com portal business in the second quarter of the current year, certain intangible assets becoming fully amortized during the first quarter as well as a reduction in intangible assets related to the sale of Ultraseek and Eurosport in the last half of fiscal 2000. The net interest expense and other decrease reflected lower interest rates and gains from sales of certain investments. Decreased segment operating income reflected lower Media Network results, partially offset by increases at Studio Entertainment, Internet Group and Consumer Products. Increased corporate and unallocated shared expenses were due to start-up costs at the Disney Club and costs for several strategic initiatives designed to improve overall company-wide efficiency, including strategic sourcing and shared services.

     For the nine months, as-reported earnings and earnings per share attributed to Disney common stock before the cumulative effect of accounting changes, restructuring and impairment charges and gain on the sale of businesses increased 28% to $1.2 billion and 30% to $0.57, respectively. Results for the nine months were driven by increased segment operating income and equity in income of investees and decreased amortization of intangible assets and net interest expense and other, partially offset by higher corporate and unallocated shared expenses. Increased segment operating income reflected improved Studio Entertainment, Internet Group, Parks & Resorts and Consumer Product results, partially offset by lower Media Networks results. Higher equity income reflected increases from cable equity investments, partially offset by start-up losses incurred for certain new investments. Decreased amortization of intangible assets reflected the closure of the GO.com portal business in the second quarter of the current year, certain intangible assets becoming fully amortized during the first quarter as well as a reduction in intangible assets related to the sale of Ultraseek and Eurosport in the latter part of fiscal 2000. The decrease in net interest expense and other were driven by lower average debt balances and gains from sales of certain investments. Increased corporate and unallocated shared expenses relate to start-up costs at the Disney Club, which was launched during the current nine months, and costs associated with several strategic initiatives.

     During for the quarter and nine months, the Company recorded restructuring and impairment charges which are detailed below:

                                                         Three Months           Nine Months
                                                        Ended June 30,         Ended June 30,
                                                      ------------------    -------------------
                                                       2001       2000        2001       2000
(unaudited, in millions)                              -------    -------    --------    -------
GO.com intangible assets impairment                   $    --    $    --    $    820    $    --
GO.com severance, fixed asset write-offs and other         --         --          42         --
Workforce reduction and other                              95         --          95         --
Chicago DisneyQuest closure                                33         --          94         --
Disney Store closures                                      --         --          51         --
Investment impairment                                      10         --         226         61
                                                      -------    -------    --------    -------
                                                      $   138    $    --    $  1,328    $    61
                                                      =======    =======    ========    =======

                            THE WALT DISNEY COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)


  On March 27, 2001, the Company announced that it would eliminate 4,000 full-time jobs through a combination of voluntary and involuntary reductions. The reduction affected employees in all business units and geographic regions. In connection with the reductions and related restructuring initiatives, the Company incurred $95 million in severance and other costs during the quarter. As of June 30, 2001, actual reductions totaled approximately 2,500, and the Company expects to be substantially complete with the reduction in the fourth quarter of the current year. The Company expects that the reduction plan will, over time, generate in excess of $350 million in annual savings.

  The charge for the closure of the GO.com portal business includes a non-cash write-off of intangible assets totaling $820 million and $42 million of severance, fixed asset write-offs and other costs. The workforce reductions consist of severance and other costs. The charge for the closure of the Chicago DisneyQuest facility includes the write-down of its fixed assets and leasehold improvements and lease termination costs. The Disney Store closure charge is for the closure of approximately 70 stores and consists of lease termination costs, write-downs of fixed assets, leasehold improvement and inventory, and other related closure costs. The investment impairment charge reflects other-than-temporary declines in fair value of certain investments, including $186 million for the Inktomi Corporation shares that the Company received as proceeds from the sale of Ultraseek in the fourth quarter of the prior year.

  As of June 30, 2001, approximately $91 million of the restructuring and impairment charges remained as an accrued liability on the balance sheet.

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

  Including the restructuring and impairment charges, gains on sale of businesses and cumulative effect of accounting changes, as-reported net income and earnings per share attributed to Disney common stock for the quarter were $392 million and $0.19, respectively, and as-reported net loss and loss per share attributed to Disney common stock for the nine months were $94 million and $0.05, respectively.

  On July 23, 2001, the Company announced that it had reached an agreement to purchase all of the outstanding common stock of Fox Family Worldwide, Inc. ("FFW"). Significant assets of FFW include its domestic cable television channel, 76% stock ownership of the Fox Kids Europe, a Dutch public subsidiary and a library consisting of more than 6,500 episodes of animated and live-action children's and family-oriented programming. Under the terms of the agreement, the Fox Kid's Network, a block of children's programming broadcasted primarily by Fox-affiliated TV stations, and ongoing rights to use the "Fox" name (other than certain transitional rights) will not be included in the acquired operations.

  Total consideration for the FFW purchase will approximate $3 billion in cash and the assumption of $2.3 billion in debt. The transaction will be subject to standard domestic and international regulatory approvals.

                            THE WALT DISNEY COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)


PRO FORMA RESULTS OF OPERATIONS

  To enhance comparability, the unaudited pro forma information that follows presents consolidated results of operations as if the disposition of Fairchild Publications, the acquisition of Infoseek, the conversion of the Internet Group common stock into Disney common stock, the closure of the GO.com portal business and the adoption of SOP 00-2 (see Notes 2 and 3) had occurred at the beginning of fiscal 2000, eliminating the one-time impact of those events. The unaudited pro forma information is not necessarily indicative of the results of operations had these events actually occurred at the beginning of fiscal 2000, nor is it necessarily indicative of future results.

                                                             Three Months Ended                  Nine Months Ended
                                                                  June 30,                            June 30,
                                                      --------------------------------   -----------------------------------
                                                        2001       2000      % Change      2001         2000       % Change
(unaudited; in millions, except per share data)       --------    -------   ----------   ---------    ---------   ----------
Revenues                                              $  5,975    $ 6,034        (1)%    $  19,444    $  19,249        (1)%
Costs and expenses                                      (4,947)    (4,904)       (1)%      (16,317)     (16,270)       --
Amortization of intangible assets                         (145)      (162)       10 %         (441)        (491)       10 %
Gain on sale of businesses                                  --         93        n/m            22           93       (76)%
Net interest expense and other                             (80)      (124)       35 %         (287)        (413)       31 %
Equity in income of investees                               86         81         6 %          234          196        19 %
Restructuring and impairment charges                      (138)        --        n/m          (466)         (61)       n/m
                                                      --------    -------                ---------    ---------
Income before income taxes, minority interests
 and cumulative effect of accounting changes               751      1,018       (26)%        2,189        2,303        (5)%
Income taxes                                              (339)      (446)       24 %       (1,012)      (1,025)        1 %
Minority interests                                         (20)       (42)       52 %          (83)         (86)        3 %
                                                      --------    -------                ---------    ---------
Income before cumulative effect of accounting
 changes                                                   392        530       (26)%        1,094        1,192        (8)%
Cumulative effect of accounting changes:
  Film accounting                                           --         --                     (228)          --
  Derivative accounting                                     --         --                      (50)          --
                                                      --------    -------                ---------    ---------
Net income                                            $    392    $   530       (26)%    $     816    $   1,192       (32)%
                                                      ========    =======                =========    =========
Earnings per share before cumulative effect of
 accounting changes (diluted and basic)               $   0.19    $  0.25                $    0.52    $    0.57
                                                      ========    =======                =========    =========
Earnings per share including cumulative effect
 of accounting changes (diluted and basic) (1)        $   0.19    $  0.25                $    0.39    $    0.57
                                                      ========    =======                =========    =========
Earnings before cumulative effect of accounting
 changes, excluding restructuring and impairment
 charges and gain on the sale of businesses           $    479        495        (3)%        1,393        1,190        17 %
                                                      ========    =======                =========    =========
Earnings per share before cumulative effect of
 accounting changes, excluding restructuring
 and impairment charges and gain on the sale
 of businesses:
     Diluted                                          $   0.23    $  0.23         --     $    0.66    $    0.56        18 %
                                                      ========    =======                =========    =========
     Basic                                            $   0.23    $  0.24         --     $    0.67    $    0.57        18 %
                                                      ========    =======                =========    =========
Average number of common and common
 equivalent shares outstanding:
     Diluted                                             2,107      2,123                    2,108        2,108
                                                      ========    =======                =========    =========
     Basic                                               2,091      2,086                    2,090        2,078
                                                      ========    =======                =========    =========

--------------------
(1) The per share impacts of the film and derivative accounting changes for the nine-month period were ($0.11) and ($0.02), respectively.

                            THE WALT DISNEY COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

     On a pro forma basis, net income and earnings per share before restructuring and impairment charges and gains on the sale of businesses decreased 3% to $479 million and remained flat at $0.23, respectively for the quarter. For the nine months, pro forma net income and earnings per share before the cumulative effect of accounting changes excluding restructuring and impairment charges and gain on the sale of businesses increased 17% to $1.4 billion and 18% to $0.66, respectively.

     Pro forma results for the current and prior periods have been adjusted to reflect the disposition of Fairchild Publications, the acquisition of Infoseek, the conversion of the Internet Group common stock into Disney common stock, the closure of the GO.com portal business and the adoption of the new film accounting rules as if these transactions occurred at the beginning of fiscal 2000, excluding the one-time impacts of these events.

     Restructuring and impairment charges on a pro forma basis exclude the impact of the GO.com portal closure of $862 million. Including the restructuring and impairment charges, gains on the sale of businesses and the cumulative effect of accounting changes, pro forma net income and earnings per share for the quarter and nine months were $392 million and $0.19 per share and $816 million and $0.39 per share, respectively.

                                                                            Three Months           Nine Months
                                                                           Ended June 30,         Ended June 30,
                                                                        -------------------    --------------------
(unaudited)                                                              2001        2000        2001        2000
                                                                        -------    --------    --------    --------
As-reported income (loss) per share attributed to Disney
 common stock                                                           $  0.19    $   0.21    $  (0.05)   $   0.46

Adjustment to exclude restructuring and impairment charges
 attributed to Disney common stock                                         0.04          --        0.49          --

Adjustment to exclude gain on the sale of businesses                         --       (0.02)         --       (0.02)

Adjustment to exclude the cumulative effect of accounting
 changes                                                                     --          --        0.13          --
                                                                        -------    --------    --------    --------
As-reported earnings per share before the cumulative effect
 of accounting changes, excluding restructuring and
 impairment charges and gain on the sale of businesses                     0.23        0.19        0.57        0.44

Adjustment to attribute 100% of Internet Group operating
 results to Disney common stock (72% included in as-
 reported amounts)                                                           --       (0.04)      (0.06)      (0.10)

Adjustment to exclude pre-closure GO.com portal
 operating results and amortization of intangible assets                     --        0.09        0.09        0.26

Adjustment to exclude restructuring and impairment
 charges attributed to the Internet Group                                    --          --        0.06        0.01

Adjustment to include pre-acquisition Infoseek operating
 results                                                                     --       (0.01)         --       (0.04)

Adjustment to reflect the impact of the new Film
 Accounting rules                                                            --          --          --       (0.01)
                                                                        -------    --------    --------    --------
Pro forma earnings per share before the cumulative effect
 of accounting changes, excluding restructuring and
 impairment charges and gain on the sale of businesses                  $  0.23    $   0.23    $   0.66    $   0.56
                                                                        =======    ========    ========    ========

                            THE WALT DISNEY COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

Business Segment Results - Quarter

     During the second quarter, the Company made certain organizational changes that resulted in changes to its business segment classifications. The Disney Store Catalog and the Disney Store Online, which were previously reported in the Internet Group, are now reported in the Consumer Products segment. Prior-year amounts have been reclassified to reflect the current year presentation.

                                                             Three Months Ended June 30,
                                              --------------------------------------------------------
                                                    Pro Forma                          As Reported
                                              --------------------                --------------------
                                                2001        2000      % Change      2001        2000
(unaudited, in millions)                      --------    --------    --------    --------    --------
Revenues:
  Media Networks                              $  2,135    $  2,270        (6)%    $  2,135    $  2,270
  Parks & Resorts                                1,942       1,940        --         1,942       1,940
  Studio Entertainment                           1,342       1,246         8 %       1,342       1,246
  Consumer Products                                518         532        (3)%         518         532
  Internet Group                                    38          46       (17)%          38          65
                                              --------    --------                --------    --------
                                              $  5,975    $  6,034        (1)%    $  5,975    $  6,053
                                              ========    ========                ========    ========
Segment operating income (loss):
  Media Networks                              $    470    $    662       (29)%    $    470    $    662
  Parks & Resorts                                  560         565        (1)%         560         565
  Studio Entertainment                              65          (1)      n/m            65          (1)
  Consumer Products                                 58          44        32 %          58          44
  Internet Group                                   (31)        (58)       47 %         (31)        (70)
                                              --------    --------                --------    --------
                                              $  1,122    $  1,212        (7)%    $  1,122    $  1,200
                                              ========    ========                ========    ========

     The Company evaluates the performance of its operating segments based on segment operating income. A reconciliation of segment operating income to income before income taxes and minority interests is as follows:

                                                             Three Months Ended June 30,
                                              --------------------------------------------------------
                                                    Pro Forma                          As Reported
                                              --------------------                --------------------
                                                2001        2000      % Change      2001        2000
(unaudited, in millions)                      --------    --------    --------    --------    --------
Segment operating income                      $  1,122    $  1,212        (7)%    $  1,122    $  1,200
Corporate and unallocated shared expenses          (94)        (82)      (15)%         (94)        (82)
Amortization of intangible assets                 (145)       (162)       10 %        (145)       (340)
Gain on sale of businesses                          --          93       n/m            --          93
Net interest expense and other                     (80)       (124)       35 %         (80)       (124)
Equity in the income of investees                   86          81         6 %          86          81
Restructuring and impairment charges              (138)         --       n/m          (138)         --
                                              --------    --------                --------    --------
Income before income taxes and
 minority interests                           $    751    $  1,018       (26)%    $    751    $    828
                                              ========    ========                ========    ========

     Segment earnings before interest, income taxes, depreciation and amortization (EBITDA) is as follows:

                                                             Three Months Ended June 30,
                                              --------------------------------------------------------
                                                    Pro Forma                          As Reported
                                              --------------------                --------------------
                                                2001        2000      % Change      2001        2000
(unaudited, in millions)                      --------    --------    --------    --------    --------
  Media Networks                              $    509    $    697       (27)%    $    509    $    697
  Parks & Resorts                                  731         731         --          731         731
  Studio Entertainment                              76          11       n/m            76          11
  Consumer Products                                 77          75         3 %          77          75
  Internet Group                                   (26)        (55)       53 %         (26)        (62)
                                              --------    --------                --------    --------
                                              $  1,367    $  1,459        (6)%    $  1,367    $  1,452
                                              ========    ========                ========    ========

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

Media Networks

  The following table provides supplemental revenue and operating income detail for the Media Networks segment:

                                     Three Months Ended June 30,
                               ----------------------------------------
(unaudited, in millions)          2001           2000         % Change
                               ----------     ----------     ----------
Revenues:
  Broadcasting                 $    1,321     $    1,509        (12)%
  Cable Networks                      814            761          7 %
                               ----------     ----------
                               $    2,135     $    2,270         (6)%
                               ==========     ==========
Segment operating income
  Broadcasting                 $      244     $      421        (42)%
  Cable Networks                      226            241         (6)%
                               ----------     ----------
                               $      470     $      662        (29)%
                               ==========     ==========

  Revenues decreased 6%, or $135 million, to $2.1 billion, driven by decreases of $188 million at Broadcasting, partially offset by increases of $53 million at the Cable Networks. The decrease at Broadcasting was driven by lower ratings and the soft advertising market at the ABC television network and the Company's owned television stations and radio operations. The increase at the Cable Networks was driven by annual contractual rate adjustments at ESPN combined with subscriber growth at ESPN, the Disney Channel domestically and certain international Disney Channels, partially offset by the soft advertising market during the quarter. Subscriber growth at the Disney Channel reflected the continuing conversion of the Disney Channel from a premium to a basic service.

  Segment operating income decreased 29%, or $192 million, to $470 million, driven by a decrease of $177 million at Broadcasting, primarily due to decreased revenues and a decrease of $15 million at the Cable Networks, driven by cost increases, partially offset by revenue gains. Costs and expenses, which consist primarily of programming rights and amortization, production costs, distribution and selling expenses and labor costs, increased 4% or $57 million. Increased costs were driven by higher programming costs at ESPN, primetime ABC television network and the Company's owned television stations and radio operations, partially offset by lower television production costs. Additionally, cost increases also reflected start-up costs at the international Disney Channels.

  The Company has various contractual commitments for the purchase of broadcast rights for sports and other programming including the National Football League, Major League Baseball and the National Hockey League. The costs of these contracts have increased significantly in recent years. The Company has implemented a variety of strategies, including marketing efforts, to reduce the impact of the higher costs. The impact of these contracts on the Company's results over the remaining term of the contracts is dependent upon a number of factors, including the strength of advertising markets, effectiveness of marketing efforts and the size of viewer audiences.

  The costs of these contracts are charged to expense based on the ratio of each period's gross revenues to estimated total gross revenues over the contract period. Estimates of total gross revenues can change significantly and, accordingly, they are reviewed periodically and amortization and carrying amounts are adjusted if necessary. Such adjustments could have a material effect on results of operations in future periods.

                            THE WALT DISNEY COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)


  There has been softness in the advertising market during fiscal 2001 relative to the strong growth during fiscal 2000. Although management believes that the Company is well positioned to respond to market conditions, continuing declines in the advertising market could impact the segment.

  The Company has investments in cable operations that are accounted for as unconsolidated equity investments. The table below presents operating income from cable television activities, which comprise the Cable Networks and the Company's cable equity investments:


                                                          Three Months Ended June 30,
                                                   ----------------------------------------
(unaudited, in millions)                              2001           2000         % Change
                                                   ----------     ----------    -----------
Operating income:
  Cable Networks                                   $      226     $      241        (6)%
  Equity investments:
     A&E Television and Lifetime Television               206            183        13 %
     Other (1)                                             52            124       (58)%
                                                   ----------     ----------
Operating income from cable television activities         484            548       (12)%
Partner share of operating income                        (191)          (186)       (3)%
                                                   ----------     ----------
Disney share of operating income                   $      293     $      362       (19)%
                                                   ==========     ==========

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

  (1) Amounts include the gain on the sale of Eurosport in fiscal 2000. Excluding Disney's share of the gain, cable television operating income for the three months ended June 30, 2000 was $287 million.

  The Company believes that operating income from cable television activities provides additional information useful in analyzing the underlying business results. However, operating income from cable television activities is a non-GAAP financial metric and should be considered in addition to, not as a substitute for, segment operating income.

  The Company's share of cable television operating income decreased 19%, or $69 million, to $293 million. Excluding the prior-year gain on Eurosport, the Company's share of cable television operating income increased 2%, reflecting profit increases from cable equity investments and higher affiliate revenues at the cable networks driven by strong subscriber growth and annual contractual rate adjustments, partially offset by decreases at the cable networks driven by the soft advertising market, higher programming costs and higher costs associated with the launch of international Disney Channels.

                            THE WALT DISNEY COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)


Parks & Resorts

  Revenues remained flat for the quarter at $1.9 billion, driven primarily by growth of $93 million at the Disneyland Resort and $9 million from Disney Cruise Line, offset by a $100 million decrease at Walt Disney World. At the Disneyland Resort, the opening of Disney's California Adventure, the Downtown Disney District and the Grand Californian Hotel during the second quarter of the current fiscal year resulted in increased attendance, higher occupied room nights and increased guest spending. At Walt Disney World, decreased revenues were driven by lower theme park attendance and occupied room nights, reflecting the prior-year success of the Millennium Celebration, which concluded in December 2000.

  Segment operating income decreased 1% to $560 million, reflecting continued growth at Disney Cruise Line and cost savings at Walt Disney World, offset by increased costs and expenses at the Disneyland Resort. Costs and expenses, which consist principally of labor, costs of merchandise, food and beverages sold, depreciation, repairs and maintenance, entertainment and marketing and sales expenses, increased 1% or $7 million, driven primarily by the opening of Disney's California Adventure, Downtown Disney and the Grand Californian Hotel, partially offset by the impact of current period cost reduction and other productivity initiatives at Walt Disney World.


Studio Entertainment

  Revenues increased 8%, or $96 million, to $1.3 billion, driven by an increase of $53 million in domestic home video, $34 million in worldwide theatrical motion picture distribution and $31 million in stage plays. Growth in domestic home video reflected strong VHS and DVD sales driven by 102 Dalmatians and The Emperor's New Groove. Improvements in worldwide theatrical motion picture distribution were primarily due to the releases of Pearl Harbor, Spy Kids and Atlantis. Increases at stage plays reflected performances of The Lion King in additional cities.

  Segment operating income increased $66 million to $65 million, reflecting improvements in worldwide theatrical motion picture distribution and stage plays. Costs and expenses, which consist primarily of production cost amortization, distribution and selling expenses, product costs and participation costs, increased 2% or $30 million, reflecting higher production cost amortization and distribution expenses in domestic home video, partially offset by lower production cost amortization in domestic theatrical motion picture distribution.

Consumer Products

  Revenues decreased 3%, or $14 million, to $518 million, reflecting declines of $28 million at the Disney Stores, partially offset by an increase of $9 million at Hyperion Publishing. The declines at the Disney Stores were primarily in North America, reflecting lower comparative store sales. Revenue increases at Hyperion Publishing were driven by the strong performance of the Pearl Harbor novel.

  Segment operating income increased 32%, or $14 million, to $58 million, primarily driven by cost reductions, partially offset by continued declines at the Disney Stores. Costs and expenses, which consist primarily of labor, product costs, including product development costs, distribution and selling expenses and leasehold expenses, decreased 6% or $28 million, due to cost reduction initiatives across all lines of business, decreased catalog circulation costs and lower advertising costs, partially offset by increases at Hyperion Publishing due to higher volume.

                            THE WALT DISNEY COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)


Internet Group

  On a pro forma basis, revenues decreased 17%, or $8 million, to $38 million, reflecting decreases due to the sales of Ultraseek and Infoseek Japan in the fourth quarter of 2000 and the first quarter of 2001, respectively, partially offset by higher licensing and commerce revenues at the Disney-branded Web sites. The improved operating performance at the Disney-branded sites is primarily due to growth in international licensing revenues and increased sales at DisneyVacations.com resulting from an increase in travel bookings to Disney destinations.

  On an as-reported basis, revenues decreased 42%, or $27 million, to $38 million, reflecting the items described above, as well as the impact of the closure of the GO.com portal in the second quarter of the current year.

  On a pro forma basis, segment operating loss improved 47%, or $27 million, to $31 million, reflecting lower costs and expenses and improved operating performance at the Disney-branded and ESPN-branded Web sites. Costs and expenses, which consist primarily of cost of revenues, sales and marketing, other operating expenses and depreciation, decreased 34%, or $35 million. Cost decreases were primarily due to lower cost of revenues and sales and marketing costs due to the impact of cost reduction initiatives, as well as the elimination of operating costs at toysmart.com, which closed in June 2000.

  On an as-reported basis, segment operating loss improved 56%, or $39 million, to $31 million, reflecting the items described above, as well as a reduction in operating losses at the GO.com portal resulting from its closure in the second quarter of the current year.

Business Segment Results - Nine Months

                                                     Nine Months Ended June 30,
                                    ------------------------------------------------------------
                                          Pro Forma                            As Reported
                                    ----------------------                ----------------------
(unaudited, in millions)               2001         2000      % Change       2001         2000
                                    ---------    ---------   ----------   ---------    ---------
Revenues:
  Media Networks                    $   7,252    $   7,420       (2)%     $   7,252    $   7,420
  Parks & Resorts                       5,312        5,088        4 %         5,312        5,088
  Studio Entertainment                  4,765        4,511        6 %         4,765        4,511
  Consumer Products                     1,978        2,094       (6)%         1,978        2,108
  Internet Group                          137          136        1 %           150          173
                                    ---------    ---------                ---------    ---------
                                    $  19,444    $  19,249        1 %     $  19,457    $  19,300
                                    =========    =========                =========    =========
Segment operating income (loss):
  Media Networks                    $   1,549    $   1,838      (16)%     $   1,549    $   1,838
  Parks & Resorts                       1,276        1,258        1 %         1,276        1,258
  Studio Entertainment                    381           --       n/m            381           36
  Consumer Products                       314          303        4 %           314          304
  Internet Group                         (109)        (190)      43 %          (142)        (230)
                                    ---------    ---------                ---------    ---------
                                    $   3,411    $   3,209        6 %     $   3,378    $   3,206
                                    =========    =========                =========    =========

                            THE WALT DISNEY COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)


  The Company evaluates the performance of its operating segments based on segment operating income. A reconciliation of segment operating income to income before income taxes and minority interests is as follows:

                                                         Nine Months Ended June 30,
                                         ------------------------------------------------------
                                              Pro Forma                        As Reported
                                         -------------------              ---------------------
(unaudited, in millions)                     2001       2000   % Change      2001        2000
                                         --------   --------  ---------   ---------    --------
Segment operating income                 $  3,411   $  3,209       6 %    $   3,378    $  3,206
Corporate and unallocated shared
 expenses                                    (284)      (230)    (23)%         (284)       (232)
Amortization of intangible assets            (441)      (491)     10 %         (622)       (910)
Gain on sale of businesses                     22         93     (76)%           22         336
Net interest expense and other               (287)      (413)     31 %         (287)       (417)
Equity in income of investees                 234        196      19 %          234         155
Restructuring and impairment charges         (466)       (61)     n/m        (1,328)        (61)
                                         --------   --------              ---------    --------
Income before income taxes and
 minority interests                      $  2,189   $  2,303      (5)%    $   1,113    $  2,077
                                         ========   ========              =========    ========

Segment EBITDA is as follows:

                                           Nine Months Ended June 30,
                             -----------------------------------------------------
                                  Pro Forma                         As Reported
                             -------------------               -------------------
  (unaudited, in millions)     2001       2000      % Change     2001       2000
                             --------   ---------  ----------  --------   --------
  Media Networks             $  1,664   $  1,942      (14)%    $  1,664   $  1,942
  Parks & Resorts               1,729      1,696        2 %       1,729      1,696
  Studio Entertainment            416         40       n/m          416         76
  Consumer Products               379        386       (2)%         379        387
  Internet Group                  (91)      (183)      50 %        (121)      (209)
                             --------   --------               --------   --------
                             $  4,097   $  3,881        6 %    $  4,067   $  3,892
                             ========   ========               ========   ========

  Management believes that segment EBITDA provides additional information useful in analyzing the underlying business results. However, segment EBITDA is a non-GAAP financial metric and should be considered in addition to, not as a substitute for, reported segment operating income.

Media Networks

  The following table provides supplemental revenue and operating income detail for the Media Networks segment:

                                    Nine Months Ended June 30,
                              ---------------------------------------
(unaudited, in millions)          2001           2000       % Change
                              -----------    -----------   ----------
Revenues:
  Broadcasting                $     4,454    $     4,876      (9)%
  Cable Networks                    2,798          2,544      10 %
                              -----------    -----------
                              $     7,252    $     7,420      (2)%
                              ===========    ===========
Segment operating income:
  Broadcasting                $       723    $     1,010     (28)%
  Cable Networks                      826            828       --
                              -----------    -----------
                              $     1,549    $     1,838     (16)%
                              ===========    ===========

                            THE WALT DISNEY COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

  Revenues decreased 2%, or $168 million, to $7.3 billion, reflecting a decrease of 9%, or $422 million, at Broadcasting, partially offset by an increase of 10%, or $254 million, at the Cable Networks. Decreases at Broadcasting were driven by the soft advertising market at the ABC television network, the Company's owned television stations and radio operations and lower ratings on network programming, partially offset by upfront network advertising sales, driven by the impact of Who Wants to Be a Millionaire, which joined the prime time lineup during the second quarter of 2000. Increases at the Cable Networks were driven by annual contractual rate adjustments at ESPN and subscriber growth at ESPN, the Disney Channel domestically, and certain international Disney Channels, partially offset by the soft advertising market. Subscriber growth at the Disney Channel reflected the continuing conversion of the Disney Channel from a premium to a basic service.

  Segment operating income decreased 16%, or $289 million, to $1.5 billion, driven by decreases of $287 million at Broadcasting, primarily due to decreased revenues. Costs and expenses increased 2%, or $121 million, driven by higher sports programming costs at ESPN, principally on NFL broadcasts, and at ABC television network primetime. Additionally, costs and expenses increased due to start-up costs associated with the launch of SoapNet and certain international Disney Channels. These increases were partially offset by lower sports programming costs at the ABC television network, reflecting higher costs for the Super Bowl in the prior year.

  The Company has investments in cable operations that are accounted for as unconsolidated equity investments. The table below presents operating income from cable television activities, which comprises the Cable Networks and the Company's cable equity investments:


                                                           Nine Months Ended June 30,
                                                     --------------------------------------
(unaudited, in millions)                                2001          2000       % Change
                                                     ----------    ----------   -----------
Operating income:
  Cable Networks                                     $      826    $      828        --
  Equity investments:
     A&E Television and Lifetime Television                 560           501        12 %
     Other (1)                                              166           175        (5)%
                                                     ----------    ----------
Operating income from cable television activities         1,552         1,504         3 %
Partner share of operating income                          (582)         (504)      (15)%
                                                     ----------    ----------
Disney share of operating income                     $      970    $    1,000        (3)%
                                                     ==========    ==========

  (1) Amounts include the gain on the sale of Eurosport in fiscal 2000. Excluding Disney's share of the gain, cable television operating income for the nine months ended June 30, 2000 was $925 million.

  The Company's share of cable television operating income decreased 3%, or $30 million, to $970 million. Excluding the prior-year gain on the sale of Eurosport, the Company's share increased 5% driven by profit increases from cable equity investments and higher affiliate revenues from annual contractual rate adjustments and subscriber growth at the cable networks, partially offset by higher programming costs at ESPN, the soft advertising market and the cost and expenses associated with the launch of SoapNet and certain international Disney Channels.

                            THE WALT DISNEY COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

Parks & Resorts

  Revenues increased 4%, or $224 million, to $5.3 billion, driven primarily by growth of $186 million at the Disneyland Resort and $47 million from Disney Cruise Line, reflecting the strength of the 7-day cruise package that was introduced in the fourth quarter of the prior year, partially offset by a decrease of $46 million at Walt Disney World. At the Disneyland Resort, the opening of Disney's California Adventure, Downtown Disney and the Grand Californian Hotel during the second quarter of the current fiscal year drove increased attendance, higher occupied room nights and increased guest spending. At Walt Disney World, decreased attendance and lower occupied room nights reflected the prior-year success of the Millennium Celebration, which concluded in December 2000, and general softness in the economy, partially offset by increased guest spending.

  Segment operating income increased 1%, or $18 million, to $1.3 billion, driven by revenue increases, ongoing cost reduction and productivity initiatives at Walt Disney World and continued growth at Disney Cruise Line, partially offset by cost increases at the Disneyland Resort. Costs and expenses increased 5% or $206 million, driven primarily by the opening of Disney's California Adventure, Downtown Disney and the Grand Californian Hotel.

Studio Entertainment

  Revenues increased 6%, or $254 million, to $4.8 billion, driven by growth of $516 million in worldwide home video and $94 million in stage plays, partially offset by a decline of $295 million in worldwide theatrical motion picture distribution. Improvements in worldwide home video revenues reflected strong VHS and DVD sales driven by the success of Toy Story 2, Dinosaur, Remember the Titans, Lady and the Tramp 2: Scamp's Adventure, 102 Dalmatians and The
Emperor's New Groove.   Growth in stage plays was primarily driven by increased
venues of The Lion King and the improved performance of Aida.   In domestic
theatrical motion picture distribution, revenue decreases reflected the performances of current period titles, which faced difficult comparisons to the prior year, which included Toy Story 2, Dinosaur and Gone in 60 Seconds. In international theatrical motion picture distribution, the performances of Unbreakable, Dinosaur and Pearl Harbor also faced difficult comparisons to the prior year, which included Toy Story 2, The Sixth Sense and Tarzan.

  On a pro forma basis, segment operating income increased to $381 million, reflecting growth in worldwide home video and stage plays revenues and decreased costs and expenses in domestic theatrical motion picture distribution, partially offset by declines in international theatrical motion picture distribution. Costs and expenses decreased 3% or $127 million. In domestic theatrical motion picture distribution, cost decreases reflected lower distribution expenses and production cost amortization in the current year. Participation costs decreased in worldwide theatrical motion picture distribution, reflecting the success of Toy Story 2 and The Sixth Sense in the prior year. Increased costs in worldwide home video reflected higher distribution expenses driven by an increase in VHS and DVD unit sales and higher participation costs due to the success of Toy Story 2 in the current year.

  On an as-reported basis, operating income increased $345 million reflecting the items described above as well as the impact of SOP 00-2 in the current year which resulted in higher distribution and marketing costs as compared to the prior year.

                            THE WALT DISNEY COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)


Consumer Products

  On a pro forma basis, revenues decreased 6%, or $116 million, to $2.0 billion, principally reflecting declines at the Disney Stores, which were driven by lower comparative sales in North America and Europe.

  On an as-reported basis, revenues decreased 6% or $130 million, reflecting the items described above, as well as the impact of the disposition of Fairchild Publications in the first quarter of the prior year.

  On a pro forma basis, segment operating income increased 4%, or $11 million, to $314 million, primarily driven by cost reductions and profit increases at Disney Interactive, partially offset by declines at the Disney Stores, worldwide merchandise licensing and publishing. Costs and expenses decreased 7%, or $127 million, primarily due to cost reductions at the Disney Stores, decreased catalog circulation cost and lower advertising costs, partially offset by higher marketing expenses in worldwide merchandise licensing.

  On an as-reported basis, segment operating income decreased 3%, or $10 million, reflecting the items described above, as well as the impact of the disposition of Fairchild Publications in the first quarter of the prior year.


Internet Group

  On a pro forma basis, revenues increased 1%, or $1 million, to $137 million, driven by higher licensing and advertising revenues at the Disney-branded, ESPN-branded and ABC-branded Web sites and increased sales at DisneyVacations.com. These increases were partially offset by decreases due to the sales of Ultraseek and Infoseek Japan in the fourth quarter of 2000 and the first quarter of 2001, respectively, and the closure of toysmart.com in June 2000.

  On an as-reported basis, revenues decreased 13%, or $23 million, to $150 million, reflecting the items described above, as well as a full period of Infoseek operations, which were consolidated into the Internet Group beginning November 18, 1999, more than offset by the impact of the closure of the GO.com portal in the prior quarter.

  On a pro forma basis, segment operating loss improved 43%, or $81 million, to $109 million, primarily reflecting a 25% reduction of costs and expenses. Cost decreases were primarily driven by the elimination of operating costs at toysmart.com after its closure in June 2000 and the implementation of cost reduction initiatives targeted at cost of revenues, sales and marketing costs and general and administrative expenses.

  On an as-reported basis, segment operating loss improved 38%, or $88 million, to $142 million, reflecting the items described above, as well as charges of $23 million in the prior year for acquired in-process research and development.

                            THE WALT DISNEY COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

FINANCIAL CONDITION

     For the nine months ended June 30, 2001, cash provided by operations decreased $732 million to $2.2 billion, reflecting increased payments for television broadcast rights, primarily due to the timing of the NFL payments, the timing of film and television costs relative to amortization as well as the timing of the payment of accounts payable. Additionally, the prior-year nine months included proceeds from the sale of receivables at Disney Vacation Club. These decreases were partially offset by higher net income before non-cash charges.

     During the nine months, the Company invested $1.2 billion in parks, resorts and other properties. These expenditures reflected continued spending for Disney's California Adventure, which opened in February 2001, and expansion of resort facilities at the Walt Disney World Resort.

     During the nine months, the Company invested $480 million to acquire the rights to a copyright for certain intellectual property, certain radio station and publishing assets and the rights to a music library.

     Total commitments to purchase broadcast programming approximated $13.2 billion at June 30, 2001, including approximately $10.1 billion related to sports programming rights, primarily NFL, College Football, Major League Baseball and NHL. Substantially all of this amount is payable over the next six years.

     The Company expects that the ABC Television Network, ESPN and the Company's television and radio stations will continue to enter into programming commitments to purchase the broadcast rights for various feature films, sports and other programming.

     During the nine months, the Company received net proceeds of $1.9 billion from commercial paper activity and an additional $2.0 billion of fixed rate notes with maturities in fiscal 2004 to 2016 issued under the U.S. shelf registration statement and the Euro medium-term note program. These proceeds were primarily used to repay $2.4 billion of term debt, which matured during the period. Commercial paper borrowings outstanding as of June 30, 2001 totaled $3.1 billion with maturities of up to one year. Commercial paper is supported by two bank facilities of $2.3 billion each, one expiring within one year and the other expiring in 2005. These facilities allow for borrowings at various interest rates based upon the base rates and facility fees as defined in the agreements. As of June 30, 2001, the Company had not borrowed against these facilities. The Company also has the ability to borrow under a U.S. shelf registration statement and a Euro medium-term note program, which collectively permit the issuance of up to approximately $2.8 billion of additional debt.

     As of June 30, 2001, the Company was authorized to purchase up to 386 million shares of Disney common stock. During the nine months, the Company acquired approximately 8.4 million shares of Disney common stock and 1.8 million shares of Internet Group common stock for approximately $256 million and $10 million, respectively. The Company also paid $438 million in annual dividends during the first quarter of the current year.

     On July 23, 2001, the Company announced that it had reached an agreement to purchase all of the outstanding common stock of Fox Family Worldwide, Inc. ("FFW") (see Note 10). Total consideration for the FFW purchase will approximate $3 billion in cash and the assumption of $2.3 billion of debt.

     The Company is in the process of determining its strategy to fund the cash portion of the FFW purchase consideration. The Company has adequate financing alternatives available to fund the cash consideration.

     The Company intends to incur incremental borrowings to finance all or a portion of the acquisition of FFW. Any such increase in borrowings will likely result in higher interest expense on future borrowings.

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

                            THE WALT DISNEY COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

OTHER MATTERS

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141, Business Combinations (SFAS 141) and Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141, which superseded APB Opinion No. 16, Business Combinations and Statement of Financial Accounting Standard No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises, addresses financial accounting and reporting for business combinations initiated after June 30, 2001. Whereas, SFAS 142, which supersedes APB Opinion No. 17, Intangible Assets, addresses the financial accounting and reporting for acquired goodwill and other intangible assets other than those acquired in a business combination. SFAS 142 is effective in fiscal years beginning after December 15, 2001, with early adoption permitted. The Company expects to adopt SFAS 141 and SFAS 142 on July 1, 2001 and October 1, 2001, respectively, and is evaluating the effect that such adoptions may have on its consolidated results of operations and financial position. However, the Company expects that a substantial amount of its intangible assets will no longer be amortized.

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

     The Company uses interest rate swaps and other instruments to manage net exposure to interest rate changes related to its borrowings and investments and to lower its overall borrowing costs. Significant interest rate risk management instruments held by the Company during the quarter included pay-floating and pay-fixed swaps. Pay-floating swaps, which expire in one to 29 years, effectively convert medium- and long-term obligations to LIBOR-indexed variable rate instruments. Pay-fixed swaps, which expire in one to three years, effectively convert floating-rate obligations to fixed-rate instruments.

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

FORWARD LOOKING STATEMENTS

     The Private Securities Litigation Reform Act of 1995 (the Act) provides a safe harbor for "forward-looking statements" made by or on behalf of the Company. The Company and its representatives may from time to time make written or oral statements that are "forward-looking", including statements contained in this report and other filings with Securities and Exchange Commission and in reports to the Company's shareholders. Management believes that all statements that express expectations and projections with respect to future matters, including further restructuring or strategic initiatives and the actions relating to the Company's strategic sourcing initiative, as well as from developments beyond the Company's control including changes in global economic conditions that may, among other things, affect the international performance of the Company's theatrical and home video releases, television programming and consumer products and, in addition, uncertainties associated with the Internet; the launching or prospective development of new business initiatives and the introduction of the euro are forward-looking statements within the meaning of the Act. These statements are made on the basis of management's views and assumptions, as of the time the statements are made, regarding future events and business performance. There can be no assurance, however, that management's expectations will necessarily come to pass.

     Factors that may affect forward-looking statements. For an enterprise as large and complex as the Company, a wide range of factors could materially affect future developments and performance. A list of such factors is set forth in the Company's Annual Report on Form 10-K for the year ended September 30, 2000 under the heading "Factors that may affect forward-looking statements."

                           PART II. OTHER INFORMATION

ITEM 6. Reports on Form 8-K

(a)  Reports on Form 8-K

     (1) Current report on Form 8-K dated April 17, 2001, setting forth reclassifications of consolidated results of operations for the 2000 and 1999 fiscal years.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 THE WALT DISNEY COMPANY
                                         ---------------------------------------
                                                      (Registrant)


                              By:  /s/  THOMAS O. STAGGS
                                        ----------------------------------------
                                        (Thomas O. Staggs, Senior Executive Vice
                                        President and Chief Financial Officer)


August 14, 2001
Burbank, California