Form 10-K
period 2001-09-30
WALT DISNEY CO/
filed 2001-12-10
CIK 1001039

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2001     Commission File Number 1-11605

[LOGO]

Incorporated in Delaware                                I.R.S. Employer Identification No.
500 South Buena Vista Street, Burbank, California 91521             95-4545390
(818) 560-1000

Securities Registered Pursuant to Section 12(b) of the Act:

                                                   Name of Each Exchange
Title of Each Class                                 on Which Registered
-------------------                                 -------------------
Common Stock, $.01 par value                      New York Stock Exchange
                                                  Pacific Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act: None.

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.   Yes (check mark)    No
   Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
   As of November 30, 2001, the aggregate market value of common stock held by non-affiliates (based on the closing price on such date as reported on the New York Stock Exchange-Composite Transactions) was $41.7 billion. All executive officers and directors of the registrant and all persons filing a Schedule 13D with the Securities and Exchange Commission in respect to registrant's common stock have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the registrant.
   There were 2,038,612,034 shares of common stock outstanding as of November 30, 2001.

                      Documents Incorporated by Reference

   Certain information required for Part III of this report is incorporated herein by reference to the proxy statement for the 2002 annual meeting of the Company's shareholders.

                   THE WALT DISNEY COMPANY AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                                    Page
                                                                                    ----

                                           PART I

ITEM 1.  Business..................................................................   1

ITEM 2.  Properties................................................................  15

ITEM 3.  Legal Proceedings.........................................................  16

ITEM 4.  Submission of Matters to a Vote of Security Holders.......................  17

                                          PART II

ITEM 5.  Market for the Company's Common Stock and Related Stockholder Matters.....  19

ITEM 6.  Selected Financial Data...................................................  20

ITEM 7.  Management's Discussion and Analysis of Financial Condition and Results of
           Operations..............................................................  21

ITEM 7A. Market Risk...............................................................  37

ITEM 8.  Financial Statements and Supplementary Data...............................  38

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial
           Disclosure..............................................................  38

                                          PART III

ITEM 10. Directors and Executive Officers of the Company...........................  39

ITEM 11. Executive Compensation....................................................  39

ITEM 12. Security Ownership of Certain Beneficial Owners and Management............  39

ITEM 13. Certain Relationships and Related Transactions............................  39

                                          PART IV
ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K...........  40

SIGNATURES.........................................................................  43

Consolidated Financial Information -- The Walt Disney Company

                                    PART I

ITEM 1. Business

   The Walt Disney Company, together with its subsidiaries, is a diversified worldwide entertainment company with operations in four business segments:
Media Networks, Parks & Resorts, Studio Entertainment and Consumer Products. The terms "Company" and "we" are used to refer collectively to the parent company and the subsidiaries through which our various businesses are actually conducted.

   During the year the Company converted all of its outstanding Internet Group common stock into Disney common stock and changed the reporting structure of the various components of the Internet Group. Accordingly, the Company no longer reports separate results for the Internet Group.

   Information on revenues, operating income, identifiable assets and supplemental revenue of the Company's business segments appears in Note 11 to the Consolidated Financial Statements included in Item 8 hereof. The Company employed approximately 114,000 people as of September 30, 2001.

MEDIA NETWORKS

Television and Radio Networks
   The Company operates the ABC Television Network, which as of September 30, 2001 had 226 primary affiliated stations operating under long-term agreements reaching 99.9% of all U.S. television households. The ABC Television Network broadcasts programs in "dayparts" as follows: Monday through Friday Early Morning, Daytime and Late Night, Monday through Sunday Prime Time, News, Children's and Sports. We operate the ABC Radio Networks, which reach more than 126 million domestic listeners weekly and consist of more than 8,900 program affiliations on more than 4,600 radio stations. The ABC Radio Networks also produce and distribute radio program series for radio stations nationwide and can be heard in more than 100 countries worldwide. In addition, the ABC Radio Networks produce and operate Radio Disney, which is intended to appeal to children ages 6 to 11 and their parents. Radio Disney is carried on 48 stations that cover more than 54 percent of the U.S. market.

   Generally, the television and radio networks pay the cost of producing their own programs or acquiring broadcast rights from other producers for network programming and pay varying amounts of compensation to affiliated stations for broadcasting the programs and commercial announcements included therein. Network operations derive substantially all of their revenues from the sale to advertisers of time in network programs for commercial announcements. The ability to sell time for commercial announcements and the rates received are primarily dependent on the size and nature of the audience that the network can deliver to the advertiser as well as overall advertiser demand for time on network broadcasts.

Television and Radio Stations
   We own nine very high frequency (VHF) television stations, five of which are located in the top ten markets in the United States; one ultra high frequency
(UHF) television station; 36 standard AM radio stations; and 17 FM radio stations. All of the television stations are affiliated with the ABC Television Network, and most of the 53 radio stations are affiliated with the ABC Radio Networks. Our television stations reach 24% of the nation's television households, calculated using the multiple ownership rules of the Federal Communications Commission (FCC). Our radio stations reach 15 million people weekly in the top 20 United States advertising markets. Markets, frequencies and other station details are set forth in the following tables:

Television Stations

                                      Expiration   Television
                                      date of FCC    market
     Station and Market      Channel authorization ranking/(1)/
     ------------------      ------- ------------- -----------
WABC-TV (New York, NY)         7     Jun. 1, 2007      1
KABC-TV (Los Angeles, CA)      7     Dec. 1, 2006      2
WLS-TV (Chicago, IL)           7     Dec. 1, 2005      3
WPVI-TV (Philadelphia, PA)     6     Aug. 1, 2007      4
KGO-TV (San Francisco, CA)     7     Dec. 1, 2006      5
KTRK-TV (Houston, TX)          13    Aug. 1, 2006      11
WTVD-TV (Raleigh-Durham, NC)   11    Dec. 1, 2004      29
KFSN-TV (Fresno, CA)           30    Dec. 1, 2006      54
WJRT-TV (Flint, MI)            12    Oct. 1, 2005      64
WTVG-TV (Toledo, OH)           13    Oct. 1, 2005      67

Radio Stations

                              Frequency    Expiration      Radio
                             AM-Kilohertz  date of FCC    Market
     Station and Market      FM-Megahertz authorization Ranking/(2)/
     ------------------      ------------ ------------- -----------
WABC (New York, NY)             770 K     Jun. 1, 2006      1
KABC (Los Angeles, CA)          790 K     Dec. 1, 2005      2
KSPN (Los Angeles, CA)          1110K     Dec. 1, 2005      2
KDIS (Los Angeles, CA)          710 K     Dec. 1, 2005      2
WLS (Chicago, IL)               890 K     Dec. 1, 2004      3
WMVP (Chicago, IL)              1000 K    Dec. 1, 2004      3
WRDZ (Chicago, IL)              1300 K    Dec. 1, 2004      3
WPJX (Chicago, IL)              1500 K    Dec. 1, 2004      3
KGO (San Francisco, CA)         810 K     Dec. 1, 2005      4
KSFO (San Francisco, CA)        560 K     Dec. 1, 2005      4
KMKY (San Francisco, CA)        1310 K    Dec. 1, 2005      4
WBAP (Dallas-Fort Worth, TX)    820 K     Aug. 1, 2005      5
KMKI (Dallas-Fort Worth, TX)    620 K     Aug. 1, 2005      5
WWJZ (Philadelphia, PA)         640 K     Jun. 1, 2006      6
WMAL (Washington, D.C.)         630 K     Oct. 1, 2003      7
WMKI (Boston, MA)               1260 K    Apr. 1, 2006      8
KMIC (Houston, TX)              1590 K    Aug. 1, 2005      9
WJR (Detroit, MI)               760 K     Oct. 1, 2004      10
WDWD (Atlanta, GA)              590 K     Apr. 1, 2004      11
WMYM (Miami, FL)                990 K     Feb. 1, 2004      12
KKDZ (Seattle, WA)              1250 K    Feb. 1, 2006      14
KMIK (Phoenix, AZ)              1580 K    Oct 1, 2005       15
KDIZ (Minneapolis, MN)          1440 K    Apr. 1, 2005      16
WSDZ (St. Louis, MO)            1260 K    Dec. 1, 2004      19
WWMI (Tampa, FL)                1380 K    Feb. 1, 2004      21
WEAE (Pittsburgh, PA)           1250 K    Aug. 1, 2006      23
KADZ (Denver, CO)               1550 K    Apr. 1, 2005      22
KDDZ (Denver, CO)               1690 K    Apr. 1, 2005      22
WWMK (Cleveland, OH)            1260 K    Oct. 1, 2004      25

                                       Frequency    Expiration      Radio
                                      AM-Kilohertz  date of FCC    Market
          Station and Market          FM-Megahertz authorization Ranking/(2)/
          ------------------          ------------ ------------- -----------
  KIID (Sacramento, CA)                 1470 K     Dec. 1, 2005      27
  WDDZ (Providence, RI)                 1450 K     Apr. 1, 2006      35
  WGFY (Charlotte, NC)                  1480 K     Oct. 1, 2003      37
  WDYZ (Orlando, FL)                     990 K     Feb. 1, 2004      39
  WDZK (Hartford, CT)                   1550 K     Apr. 1, 2006      49
  WMNE (W. Palm Beach, FL)              1600 K     Feb. 1, 2004      47
  WDZY (Richmond, VA)                   1290 K     Apr. 1, 2006      56
  WPLJ (FM) (New York, NY)              95.5 M     Jun. 1, 2006      1
  KLOS (FM) (Los Angeles, CA)           95.5 M     Dec. 1, 2005      2
  WZZN (FM) (Chicago, IL)               94.7 M     Dec. 1, 2004      3
  KMEO (FM) (Dallas-Fort Worth, TX)     96.7 M     Aug. 1, 2005      5
  KSCS (FM) (Dallas-Fort Worth, TX)     96.3 M     Aug. 1, 2005      5
  KESN (FM) (Dallas-Fort Worth, TX)     103.3 M    Aug. 1, 2005      5
  WRQX (FM) (Washington, D.C.)          107.3 M    Oct. 1, 2003      7
  WJZW (FM) (Washington, D.C.)          105.9 M    Oct. 1, 2003      7
  WDVD(FM) (Detroit, MI)                96.3 M     Oct. 1, 2004      10
  WDRQ (FM) (Detroit, MI)               93.1 M     Oct. 1, 2004      10
  WKHX (FM) (Atlanta, GA)               101.5 M    Apr. 1, 2004      11
  WYAY (FM) (Atlanta, GA)               106.7 M    Apr. 1, 2004      11
  KQRS (FM) (Minneapolis-St.Paul, MN)   92.5 M     Apr. 1, 2005      16
  KXXR (FM) (Minneapolis-St.Paul, MN)   93.7 M     Apr. 1, 2005      16
  WGVX (FM) (Minneapolis-St.Paul, MN)   105.1 M    Apr. 1, 2005      16
  WGVY (FM) (Minneapolis-St.Paul, MN)   105.3 M    Apr. 1, 2005      16
  WGVZ (FM) (Minneapolis-St.Paul, MN)   105.7 M    Apr. 1, 2005      16

--------
(1) Based on Nielsen Media Research, U.S. Television Household Estimates, January 1, 2001
(2) Based on 2001 Arbitron Radio Market Rank

Cable Networks and International Broadcast Operations
   Our cable and international broadcast operations are principally involved in the production and distribution of cable television programming, the licensing of programming to domestic and international markets and investing in foreign television broadcasting, production and distribution entities. The Company owns Disney Channel, Toon Disney, SoapNet, 80% of ESPN, Inc., 37.5% of the A&E Television Networks, 50% of Lifetime Entertainment Services, 39.6% of E! Entertainment Television and has various other international investments.

   Disney Channel, which has 78 million domestic subscribers, is a cable and satellite television service. New shows developed for original use by Disney Channel include comedy, adventure, animated and educational series, as well as original movies and documentaries. The balance of the programming consists of products acquired from third parties and products from our own theatrical film and television programming library.

   Disney Channel Worldwide reaches approximately 15 million subscribers. Programming consists primarily of the Company's theatrical film and television programming library, as well as products acquired from third parties and locally produced programming. The Disney Channels in Taiwan and the U.K. premiered in 1995, followed by the launch of the Disney Channels in Australia and Malaysia in 1996, France and the Middle East in 1997, Spain and Italy in 1998, Germany in 1999 and a regional Disney Channel for Latin America in 2000. The most recent Disney Channel launched in Brazil in

2001. Future launches are planned in Scandinavia, Japan, Portugal and Central Europe, and we are continuing to explore the development of Disney Channel in other countries around the world.

   Toon Disney is meant to appeal to kids aged two to 11 and features an array of family-friendly animated programming from the Disney library. Toon Disney reaches more than 26 million homes. It began carrying national advertising in 2000.

   SoapNet was launched in January 2000 and reaches more than 18 million homes. SoapNet offers a wide variety of soap opera programming 24 hours a day, seven days a week. SoapNet's primetime schedule features same-day telecasts of the top-rated ABC Daytime series All My Children, General Hospital, One Life to Live and Port Charles. The service also airs the popular classic Ryan's Hope and serial dramas such as Knots Landing, Falcon Crest, Hotel and The Colbys, as well as an original soap news series, SoapCenter.

   ESPN, Inc. operates six domestic television sports networks: ESPN, reaching nearly 85 million households; ESPN2, at more than 81 million homes; ESPN Classic, at 42 million homes; ESPNEWS, reaching 26 million households, ESPN Now, with news and scheduling information; and ESPN Today, an interactive sports network. ESPN, Inc. programs, owns or has equity interests in 24 international networks, reaching more than 86 million households outside the United States in more than 146 countries and territories. ESPN, Inc., owns 100% of ESPN Brazil, ESPN Sur in Argentina and a 50% interest in the ESPN STAR Sports joint venture, which delivers sports programming throughout most of Asia, and 30% of NetStar, which owns The Sports Network (TSN) and Le Reseau des Sports, ESPN Classic Canada, RDS Info Sports and WTSN, among other media properties in Canada. ESPN, Inc. also holds a 20% interest in Sports-i ESPN in Japan, the leading all-sports network. ESPN also has several other brand extensions, including ESPN.com, a leading Internet sports content provider; ESPN Regional Television; ESPN Radio, which is distributed through ABC Radio to more than 680 stations (including 190 full time), making it the largest radio sports network in the U.S.; ESPN The Magazine; SportsTicker, the leading supplier of real-time sports news and scores; B.A.S.S., the largest fishing organization in the world; and the ESPN Zone, sports-themed dining and entertainment facilities managed by Disney Regional Entertainment, included in the Parks & Resorts segment.

   The A&E Television Networks are cable programming services devoted to cultural and entertainment programming. The A&E cable service reaches more than 83 million subscribers. The History Channel, which is owned by A&E, reaches nearly 77 million subscribers.

   Lifetime Entertainment Services owns Lifetime Television, which reaches 83 million cable subscribers and is devoted to women's lifestyle programming. During 1998, Lifetime launched the Lifetime Movie Network, a 24-hour digital channel that is in nearly 20 million homes.

   E! Entertainment Television is a cable programming service that reaches nearly 75 million cable subscribers and is devoted to the world of entertainment. E! Entertainment Television also launched "style." in October 1998, a 24-hour service devoted to style, beauty and home design, which reaches 15 million subscribers (through both analog and digital systems).

   The Company's share of the financial results of the cable and international broadcast services, other than Disney Channel, ESPN, Inc., Toon Disney and SoapNet, is reported under the heading "Equity in the income of investees" in the Company's Consolidated Statements of Income.

Television Production and Distribution
   We also develop, produce and distribute television programming to global broadcasters and cable and satellite operators, including the major television networks, Disney Channel and other cable broadcasters, under the Buena Vista Television, Buena Vista Production, Touchstone Television and Walt Disney Television labels. Program development is carried out in collaboration with a number of independent writers, producers and creative teams, with a focus on the development, production and distribution of half-hour comedies and one-hour dramas for network prime-time broadcast. One-hour dramas Once and Again and Felicity and a half-hour comedy, My Wife & Kids, were all renewed for the 2001/2002 television season. New prime-time series that premiered in the fall of 2001 included half-hour comedies According to Jim and Scrubs for NBC; the one-hour drama Alias; and the one-hour reality program The Amazing Race for CBS.

   The Company is also producing original television movies for The Wonderful World of Disney, which was renewed for the 2001/2002 television season and continues to air on ABC on Sunday evenings.

   We also produce a variety of prime-time specials for exhibition on network television, as well as live-action syndicated programming, which includes Live! with Regis and Kelly, and Iyanla, daily talk shows; Ebert & Roeper and the Movies, a weekly motion picture review program; Your Big Break, a weekly variety show and game shows such as Win Ben Stein's Money.

   We also license and syndicate our television properties in foreign television markets.

Internet
   The Internet operations of the Media Networks groups develop, publish and distribute content for online services intended to appeal to broad consumer interest in sports, news, family and entertainment. Internet Web sites and products include ABC.com, ABCNEWS.com, Enhanced TV, ABCSports.com, ESPN.com, Disney.com, Family.com and Movies.com.

   ABC.com, launched in January 2000, is the official Web site of the ABC Television Network, while ABCNEWS.com draws on the knowledge and expertise of ABC News correspondents throughout the world.

   Enhanced TV provides interactive television programming and advertising services during ABC and ESPN telecasts.

   ESPN.com, the worldwide leader in online sports, delivers comprehensive sports news and information to millions of fans each month. During 2001, ESPN initiatives included ESPNdeportes.com, a Spanish-language sports site, and ESPNRadio.com, offering live streaming of ESPN Radio Network programs. In September 2001, ESPN.com announced an alliance with Microsoft's MSN, making ESPN.com the exclusive sports content provider on the Microsoft Network.

   Disney.com offers family entertainment content and services spanning the breadth of The Walt Disney Company, from DisneyStore.com to theme parks, Walt Disney Pictures and Radio Disney.

   Family.com is an online parenting resource, combining editorial content with interactive elements such as chats and bulletin boards.

   Movies.com was launched in May 2000 as a Web site for movie lovers, providing dedicated pages that include plot overviews, projected release dates, detailed cast and credits, production rumors, news updates and links to related official fan sites for major films in production. In September 2001, the Company and Fox Inc. entered into a joint venture to utilize Movies.com as a platform for the distribution of movies and other entertainment content on demand to consumers in the U.S. The joint venture, Movies.com, is expected to launch in early 2002, and is expected to provide feature live-action films and other content from The Walt Disney Studios, including Miramax Films, Twentieth Century Fox and others to consumers with enhanced cable systems with on-demand capabilities as well as all forms of broadband Internet access. The service is expected to feature movie-related information and promotional video content.

Competition
   The ABC Television Network, Disney Channel, ESPN and our other broadcasting services compete for viewers primarily with other television networks, independent television stations, other video media such as cable television, satellite television program services, videocassettes and DVDs. In the sale of advertising time, the broadcasting operations compete with other television networks, independent television stations, suppliers of cable television programs and other advertising media such as newspapers, magazines and billboards. The ABC Radio Networks likewise compete with other radio networks and radio programming services, independent radio stations and other advertising media.

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

   The growth in the cable industry's share of viewers has resulted in increased competitive pressures for advertising revenues. In addition, sports and other programming costs have increased due to increased competition. The Company's cable networks, including the recently acquired Fox Family Worldwide, also face competition for carriage by the cable service providers. There is no guarantee that the Company will be successful in contract renegotiations when contracts come up for renewal.

Federal Regulation
   Television and radio broadcasting are subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended. The Communications Act empowers the FCC, among other things, to issue, revoke or modify broadcasting licenses, determine the location of stations, regulate the equipment used by stations, adopt regulations necessary to carry out the provisions of the Communications Act and impose penalties for violation of its regulations. FCC regulations also restrict the ownership of stations and cable operations in certain circumstances, and regulate the practices of network broadcasters, cable providers and competing services.

   FCC laws and regulations are subject to change, and the Company generally cannot predict whether new legislation or regulations, or a change in the extent of application or enforcement of current laws and regulations, would have an adverse impact on our operations.

PARKS & RESORTS
   The Company operates the Walt Disney World Resort and Disney Cruise Line in Florida, the Disneyland Resort in California, ESPN Zone facilities in several states and Anaheim Sports in California. The Company also licenses the operations of the Tokyo Disneyland Resort in Japan, and licenses and manages the Disneyland Resort Paris in France.

Walt Disney World Resort
   The Walt Disney World Resort is located on approximately 30,500 acres of land owned by Company subsidiaries 15 miles southwest of Orlando, Florida. The resort includes four theme parks

(the Magic Kingdom, Epcot, Disney-MGM Studios and Disney's Animal Kingdom); hotels and villas; a retail, dining and entertainment complex; a sports complex; conference centers; campgrounds; golf courses; water parks and other recreational facilities designed to attract visitors for an extended stay.

   We market the entire Walt Disney World destination resort through a variety of national, international and local advertising and promotional activities. A number of attractions in each of the theme parks are sponsored by corporate participants through long-term participation agreements.

   Magic Kingdom - The Magic Kingdom, which opened in 1971, consists of Main Street, USA and six principal areas: Adventureland, Fantasyland, Frontierland, Liberty Square, Mickey's Toontown Fair and Tomorrowland. These areas feature themed rides and attractions, restaurants, refreshment areas and merchandise shops.

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

   Disney-MGM Studios - The Disney-MGM Studios, which opened in 1989, consists of a theme park, an animation studio and a film and television production facility. The park centers around Hollywood as it was during the 1930's and 1940's and features Disney animators at work and a backstage tour of the film and television production facilities in addition to themed food service and merchandise facilities and other attractions. The production facility consists of three sound stages, merchandise shops and a back lot area and currently hosts both feature film and television productions as well as the Who Wants to Be a Millionaire-Play It attraction, which offers guests the opportunity to play along with their favorite game show in an authentic re-creation of ABC's Who Wants to Be a Millionaire. Disney-MGM Studios also features Fantasmic!, a night-time entertainment spectacular.

   On October 1, 2001, the Disney-MGM Studios launched its 100 Years of Magic Celebration, a 15-month celebration of the 100/th/ anniversary of Walt Disney's birth. The celebration extends to all four Walt Disney World theme parks and includes new attractions, parades, shows and entertainment for guests of all ages.

   Disney's Animal Kingdom - Disney's Animal Kingdom, which opened in April 1998, consists of a 145-foot Tree of Life as the centerpiece surrounded by six themed areas: Dinoland U.S.A., Africa, Rafiki's Planet Watch, Asia, Discovery Island and Camp Minnie--Mickey. Each themed area contains adventure attractions, entertainment shows, restaurants and merchandise shops. The park features more than 200 species of animals and 4,000 varieties of trees and plants on more than 500 acres of land.

   Resort Facilities - As of September 30, 2001, the Company owned and operated 13 resort hotels and a complex of villas and suites at the Walt Disney World Resort, with a total of approximately 20,000 rooms and 318,000 square feet of conference meeting space. Currently under development is Disney's POP Century Resort, which is expected to begin opening in 2003. In addition, Disney's Fort Wilderness camping and recreational area offers approximately 800 campsites and 400 wilderness homes. The resort also offers professional development programs at the Disney Institute.

   Recreational amenities and activities available at the resort include five championship golf courses, miniature golf courses, full-service spas, tennis, sailing, water skiing, swimming, horseback riding and a number of other noncompetitive sports and leisure time activities. The resort also operates two water parks: Blizzard Beach and Typhoon Lagoon.

   We have also developed a 120-acre retail, dining and entertainment complex known as Downtown Disney, which consists of the Marketplace, Pleasure Island and West Side. In addition to more than 20 specialty retail shops and restaurants, the Downtown Disney Marketplace is home to the 50,000-square-foot World of Disney retail store featuring Disney-branded merchandise. Pleasure Island, an entertainment center adjacent to the Downtown Disney Marketplace, includes restaurants, night clubs and shopping facilities. Downtown Disney West Side is situated on 66 acres on the west side of Pleasure Island and includes a DisneyQuest facility, Cirque du Soleil and several participant retail, dining and entertainment operations.

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

   At the Downtown Disney Marketplace Hotel Plaza, seven independently operated hotels are situated on property leased from the Company. These hotels have a capacity of approximately 3,700 rooms. Additionally, two hotels, The Walt Disney World Swan and the Walt Disney World Dolphin, with an aggregate capacity of approximately 2,300 rooms, are independently operated on property leased from the Company near Epcot.

   The Disney Vacation Club offers ownership interests in several resort facilities, including 531 units at Disney's Old Key West Resort, 383 units at Disney's BoardWalk Resort and 136 units at Disney's Wilderness Lodge, all of which are located at the Walt Disney World Resort, as well as a 175-unit resort in Vero Beach, Florida, and a 102-unit resort on Hilton Head Island, South Carolina. A 208-unit expansion adjacent to Disney's Beach Club Resort is scheduled to open in Fall 2002. Available units at each facility are intended to be sold under a vacation ownership plan and operated partially as rental property until sold.

   Under continued development is Celebration, an innovative town that combines architecture, education, health and technology in ways intended to promote a strong sense of community. Founded in 1994, Celebration is home to more than 20,000 residents, an Osceola County public school, a health facility, an 18-hole public golf course, park and recreation areas and a downtown area featuring a variety of shops, restaurants and the Celebration Hotel.

Disneyland Resort
   The Company owns 441 acres and has under long-term lease an additional 65 acres of land in Anaheim, California. The Disneyland Resort includes two theme parks (Disneyland and Disney's California Adventure), three hotels and a retail, dining and entertainment district designed to attract visitors for an extended stay.

   We market the entire Disneyland Resort through international, national and local advertising and promotional activities as a destination resort. A number of the attractions and restaurants at each of the theme parks are sponsored by corporate participants.

   Disneyland - Disneyland, which opened in 1955, consists of Main Street and seven principal areas: Adventureland, Critter Country, Fantasyland, Frontierland, New Orleans Square, Tomorrowland and Toontown. These areas feature themed rides and attractions, restaurants, refreshment stands and merchandise shops.

   Disney's California Adventure - Disney's California Adventure, opened on February 8, 2001. The park celebrates and pays tribute to the many attributes of the state of California. This new theme park is adjacent to Disneyland and includes three principal areas: Golden State, Hollywood Pictures Backlot and Paradise Pier. These areas include rides, attractions, shows, restaurants, merchandise shops and refreshment stands.

   Resort Facilities - Disneyland Resort includes three Company-owned hotels: the 1,000-room Disneyland Hotel, 500-room Disney's Paradise Pier Hotel, (formerly known as the Disneyland Pacific Hotel) and Disney's Grand Californian Hotel, a deluxe 751-room hotel located adjacent to Disney's California Adventure park.

   As part of the expansion of the Disneyland Resort, the Company also built Downtown Disney, a themed 300,000-square foot outdoor complex of entertainment, dining and shopping venues, located adjacent to Disneyland park and Disney's California Adventure.

Tokyo Disney Resort
   The Company earns royalties on revenues generated by the newly expanded Tokyo Disney Resort, which is owned and operated by Oriental Land Co., Ltd.
(OLC), an unrelated Japanese corporation. The resort is located on approximately 494 acres of land, six miles east of downtown Tokyo, Japan. The resort includes two theme parks (Tokyo Disneyland and the new Tokyo DisneySea); two Disney-branded hotels; five independently operated hotels; several merchandise shops; and Ikspiari, a retail, dining and entertainment complex. OLC markets the Tokyo Disney Resort primarily through a variety of local, domestic and international advertising and promotional activities. Long-term corporate partners sponsor many of the theme park attractions.

   Tokyo Disneyland, which opened in 1983, was the first Disney theme park to open outside the United States. Tokyo Disneyland consists of Main Street and seven principal areas: Adventureland, Critter Country, Fantasyland, Tomorrowland, Toontown, Westernland and World Bazaar.

   Tokyo DisneySea, a completely new theme park adjacent to Tokyo Disneyland, opened to the public on September 4, 2001. The park is divided into seven unique "ports of call," including Mediterranean Harbor, American Waterfront, Port Discovery, Lost River Delta, Mermaid Lagoon, Mysterious Island and Arabian Coast. The recent Resort expansion also includes the addition of the 502-room Hotel MiraCosta, 504-room Disney Ambassador Hotel, the Disney Resort Line monorail, and the Bon Voyage merchandise location.

Disneyland Resort Paris
   Disneyland Resort Paris is located on a 4,800-acre site at Marne-la-Vallee, approximately 20 miles east of Paris, France. The existing theme park, The Disneyland Park, which opened in 1992, consists of Main Street and four principal areas: Adventureland, Discoveryland, Fantasyland and Frontierland and features 43 attractions. Seven themed hotels, with a total of approximately 5,800 rooms, are part of the resort complex, together with an entertainment center offering a variety of retail, dining and show facilities and a high speed train station and two suburban rail stations. The project was developed pursuant to a 1987 master agreement with French governmental authorities by Euro Disney S.C.A. (Euro Disney), a publicly held French company in which the Company currently holds a 39% equity interest and which is managed by a subsidiary of the Company. The Company earns royalties on revenues generated by the Disneyland Paris theme park, and receives management fees from Euro Disney, which are both reported as revenues in the Company's Consolidated Statements of Income. The financial results of the Company's investment in Euro Disney are reported under the heading "Equity in the income of investees" in the Company's Consolidated Statements of Income.

   Euro Disney is constructing a new theme park, the Walt Disney Studios, scheduled to open in March 2002. The new park is under construction on property adjacent to the Disneyland Paris Park and includes four principal themed areas:
Front Lot, Animation Courtyard, Production Courtyard, and Backlot. These areas include rides, attractions, shows, restaurants, merchandise shops and refreshment stands.

   Development of the site also continues with the Val d'Europe project near Disneyland Resort Paris. As part of this development, an international shopping center was opened in October 2000 as well as a second suburban rail station in May 2001. Additional construction has begun by third-party developers on an international business park and Downtown District, which will include a 150-room hotel, office space and residential housing. In addition, agreements have been signed with third-party developers to build three additional hotels, supplying 1,100 additional rooms on land owned by Euro Disney.

Hong Kong Disneyland
   In December, 1999, the Company and the Government of the Hong Kong Special Administrative Region signed a master project agreement for the development and operation of Hong Kong Disneyland. Phase I of the development, which will be located on 309 acres of land on Lantau Island, includes the Hong Kong Disneyland theme park and one or more hotels. Subject to the Government's completion of reclamation and infrastructure by specified target dates, Hong Kong Disneyland is currently targeted to open in 2005/2006. The master project agreement permits further phased buildout of the development under certain circumstances.

   Construction and operation of the project will be the responsibility of Hongkong International Theme Parks Limited, an entity in which the Hong Kong Government owns a 57% interest and a subsidiary of the Company owns the remaining 43%. A separate Hong Kong subsidiary of the Company is responsible for managing Hong Kong Disneyland. Based on the current exchange rate between the Hong Kong and U.S. dollars, the Company's equity contribution obligation over the next 5 years is limited to U.S. $315 million. As of September 30, 2001 the Company had contributed U.S. $9 million of this amount. Once Hong Kong Disneyland commences operations, Company subsidiaries will be entitled to receive management fees and royalties from project operations in addition to the Company's equity interest.

Disney Cruise Line
   Disney Cruise Line, which is operated out of Port Canaveral, Florida, is a cruise vacation line that includes two 85,000-ton ships, the Disney Magic and its sister ship the Disney Wonder. Both ships cater to children, families and adults, with distinctly themed areas and activities for each group. Each ship features 877 staterooms, 73% of which are outside staterooms providing guests with ocean views. Each cruise vacation includes a visit to Disney's Castaway Cay, a 1,000-acre private Bahamian island. The Company packages cruise vacations with visits to the Walt Disney World Resort and also offers cruise-only options. On August 12, 2000, the Disney Magic changed its format to a seven-day cruise vacation, which includes stops at St. Maarten and St. Thomas as well as Castaway Cay. In May of 2002, the Disney Magic will be adding a 7-day Western Caribbean itinerary to its offering, which will include ports of call at Key West, Grand Cayman, Cozumel and Castaway Cay.

Disney Regional Entertainment
   Through the Disney Regional Entertainment group, the Company is building on the popularity of the ESPN brand with the ESPN Zone concept, which combines three interactive areas under one roof for a complete sports and entertainment experience: the Studio Grill, offering dining in an ESPN studio environment; the Screening Room, offering fans any game on the air in an exciting sports viewing environment; and the Sports Arena, challenging fans with a variety of interactive and competitive attractions. In 1998, the first ESPN Zone site opened in Baltimore's Inner Harbor. Two additional locations were opened in 1999, in Chicago River North District and New York's Times Square. In 2000, new ESPN Zones were added in Atlanta and Washington D.C. In 2001, the Company opened new ESPN Zone locations in Anaheim, CA at the Disneyland Resort Downtown Disney District and in Las Vegas, NV at the New York--New York Hotel and Casino. In fiscal 2002, an additional site is planned for Denver.

Walt Disney Imagineering
   Walt Disney Imagineering provides master planning, real estate development, attraction and show design, engineering support, production support, project management and other development services, including research and development for the Company's operations.

Anaheim Sports, Inc.
   A Company subsidiary owns and operates a National Hockey League franchise, the Mighty Ducks of Anaheim. Anaheim Sports, Inc. provides management services to the Mighty Ducks. In addition, a Company subsidiary owns Anaheim Angels L.P., the holder of the Anaheim Angels Major League Baseball franchise.

Competition
   All of the theme parks and the associated resort facilities are operated on a year-round basis. Historically, the theme parks and resort business experience fluctuations in park attendance and resort occupancy resulting from the nature of vacation travel. Peak attendance and resort occupancy generally occur during the summer months when school vacations occur and during early-winter and spring holiday periods.

   The Company's theme parks and resorts compete with all other forms of entertainment, lodging, tourism and recreational activities. The profitability of the leisure-time industry is influenced by various factors that are not directly controllable, such as economic conditions including business cycle and exchange rate fluctuations, travel industry trends, amount of available leisure time, oil and transportation prices and weather patterns. During fiscal 2001, the Company's theme park and resort operations were also adversely affected by significant reductions in domestic and international travel in response to the September 11/th/ terrorist attacks and their aftermath.

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

Theatrical Films
   Walt Disney Pictures and Television, a subsidiary of the Company, produces and acquires live-action motion pictures that are distributed under the banners Walt Disney Pictures, Touchstone Pictures and Hollywood Pictures. Another subsidiary, Miramax Film Corp., acquires and produces motion pictures that are distributed under the Miramax and Dimension banners. The Company also produces and distributes animated motion pictures under the banner Walt Disney Pictures, and co-finances and distributes animated motion pictures developed in conjunction with Pixar, Inc.

   During fiscal 2002, we expect to distribute approximately 19 feature films under the Walt Disney Pictures, Touchstone Pictures and Hollywood Pictures banners and approximately 29 films under the Miramax and Dimension banners, including several live-action family films and four full length animated films, including the large format cinema re-release of Beauty & the Beast, with the remainder targeted to teenagers and/or adults. In addition, the Company periodically reissues previously released animated films. As of September 30, 2001, under the banners Walt Disney Pictures, Touchstone Pictures and Hollywood Pictures, the Company had released 599 full length live-action features (primarily color), 45 full length animated color features and approximately 484 cartoon shorts.

   We distribute and market our filmed products principally through our own distribution and marketing companies in the United States and major foreign markets.

Home Video
   We distribute home video releases from each of our motion picture banners in the domestic market. In the international market, we distribute both directly and through foreign distribution companies. In addition, we develop, acquire and produce original programming for direct-to-video release. As of September 30, 2001, under the banners Walt Disney Pictures, Touchstone Pictures, Hollywood Pictures, Miramax and Dimension, 849 produced and acquired titles, including 707 feature films and 142 cartoon shorts and animated features, were available to the domestic marketplace and 1,262 produced and acquired titles, including 831 feature films and 431 cartoon shorts and animated features, were available to the international home entertainment market.

Television Production and Distribution
   The Company develops, produces and distributes animated television programming to global broadcasters, including the major television networks, the Disney Channel and other cable broadcasters, under the Walt Disney Television and Buena Vista Television labels.

   The 2001/2002 Saturday morning television season returned with a fifth year of Disney's One Saturday Morning on ABC. Disney's One Saturday Morning is a line-up of animated series that includes Disney's Teacher Pet, Disney's Lloyd in Space, Disney's Recess, Disney's The Weekenders, The New Adventures of Winnie the Pooh and Disney's House of Mouse. Premiering in January 2002 will be Disney's Teamo Supremo. Additionally, the Company produces first-run animated programming for UPN and for syndication. Series airing on UPN include Disney's Recess, Disney's The Legend of Tarzan, Disney/Pixar's Buzz Lightyear of Star Command and Disney's The Weekenders.

   We also license our theatrical and television animation film library to the domestic television syndication market. Major packages of the Company's feature films and animated television programming have been licensed for broadcast over several years.

   The Company also licenses its theatrical and animated television properties in a number of foreign television markets. In addition, we syndicate certain of our television programs abroad, including The Disney Club, a weekly series produced for foreign markets.

   The Company has licensed to the Encore pay television services, over a multi-year period, exclusive domestic pay television rights to certain films released under the Walt Disney Pictures, Touchstone Pictures, Hollywood Pictures, Miramax and Dimension banners. The Company has also entered into multi-year output deals with DirecTV and iN DEMAND for pay-per-view exhibition. In addition, the Company has licensed exclusive domestic pay television rights to certain films released under the Dimension banner to the Showtime pay television services over a multi-year period.

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

   Domestic retail sales of compact discs, audiocassettes and records are the largest source of music-related revenues.

   Our Hollywood Records subsidiary develops, produces and markets recordings from new talent across the spectrum of popular music, as well as soundtracks from certain live-action motion pictures. Mammoth Records develops, produces and markets a diverse group of artists in the popular and alternative music fields. We also own the Nashville-based music label Lyric Street Records.

Walt Disney Theatrical Productions
   The Company's award-winning live stage musical division produces musicals for stages on Broadway and around the world. During 2001, Beauty and the Beast entered its eighth year on Broadway. To date, the show has been produced in fourteen international markets and launched its first international tour in Liverpool, England in November 2001.

   The Lion King continues its Broadway run at the New Amsterdam Theatre into its fourth year. The show is also running in Tokyo; Fukuoka, Japan; London; Toronto and Los Angeles. A new production opened in Hamburg, Germany in December 2001, and a U.S. national tour is scheduled to launch in Denver in April 2002.

   Under a license agreement, The Hunchback of Notre Dame entered its third year in Berlin and has the distinction of being the longest running musical in Berlin's history.

   Throughout 2001, Elton John and Tim Rice's Aida consistently ranked in the top three Broadway shows in revenues. A U.S. national tour opened in Minneapolis in March 2001, and a new production opened in Scheveningen, which is located outside of Amsterdam in October 2001.

   The group's Family Entertainment and Events division presented Disney on Ice in 187 cities in 2001, performing eight productions for more than eight million guests worldwide.

Publishing
   Miramax Film Corp. and Hearst Communications, Inc. jointly publish a general interest monthly magazine titled Talk. Talk is intended to target primarily upscale, educated readers between the ages of 25 and 54 and covers current cultural, social and political issues and personalities.

Competition
   The success of the Studio Entertainment operations is heavily dependent upon public taste, which is unpredictable and subject to change. In addition, Studio Entertainment operating results fluctuate due to the timing and performance of theatrical and home video releases. Release dates are determined by several factors, including competition and the timing of vacation and holiday periods.

   The Studio Entertainment businesses compete with all forms of entertainment. A significant number of companies produce and/or distribute theatrical and television films, exploit products in the home video market, provide pay television programming services and sponsor live theater. We also compete to obtain creative talents, story properties, advertiser support, broadcast rights and market share, which are essential to the success of all of our Studio Entertainment businesses.

CONSUMER PRODUCTS

   The Consumer Products segment licenses the Company's characters and other intellectual property to consumer manufacturers, retailers, show promoters and publishers throughout the world. Character merchandising and publications licensing promotes the Company's films and television programs, as well as the Company's other operations. Company subsidiaries also engage in direct retail distribution of products based on the Company's characters and films through "The Disney Stores"; publish books, magazines and comics worldwide; and produce children's audio products and computer software for the entertainment market, as well as film and video products for the educational marketplace.

Character Merchandise and Publications Licensing
   The Company's worldwide licensing activities generate royalties, which are usually based on a fixed percentage of the wholesale or retail selling price of the licensee's products. The Company licenses characters based upon both traditional and newly created film properties. Character merchandise categories that have been licensed include apparel, toys, gifts, home furnishings and housewares, stationery, sporting goods and food, beverage and package goods. Publication categories that have been licensed include continuity-series books, book sets, art and picture books and magazines.

   In addition to receiving licensing fees, the Company is actively involved in the development and approval of licensed merchandise and in the conceptualization, development, writing and illustration of licensed publications. We continually seek to create new characters to be used in licensed products.

Disney Stores
   The Company markets Disney-related products directly through its retail facilities operated under the "Disney Store" name. These facilities are generally located in leading shopping malls and similar retail complexes. The stores carry a wide variety of Disney merchandise and promote other businesses of the Company. During fiscal 2001, we opened 2 new stores in Europe and closed 51 stores worldwide. The total number of stores was 693 as of September 30, 2001. The Company is in the process of closing approximately 49 additional stores.

Books and Magazines
   The Company publishes books in the United States and Europe for children and adults as part of the Buena Vista Publishing Group. The Company also produces several magazines, including Family Fun, Disney Adventures and Discover, a general science magazine.

Disney Interactive
   Disney Interactive is a software business that licenses, develops and markets entertainment and educational computer software and video game titles for home and school.

Direct Marketing
   The direct marketing business operates the Disney Catalog, which markets Disney-themed merchandise through the direct mail channel. Offerings include merchandise developed exclusively for the Disney Catalog and DisneyStore.com as well as products from The Disney Store, other internal Disney units and Disney licensees. The Disney Catalog also operates its own retail outlet stores for the purpose of selling overstock merchandise.

DisneyStore.com
   DisneyStore.com offers a selection of proprietary Disney merchandise for online sales. The site is integrated, where appropriate, with the Disney Store and the Disney Catalog in terms of design, products and marketing efforts.

Other Activities
   The Company produces audiovisual materials for the educational market, including videocassettes and film strips. It also licenses the manufacture and sale of posters and other teaching aids. The Company also markets and distributes animation cel art and other animation-related artwork and collectibles.

Competition
   The Company competes in its character merchandising and other licensing, publishing and retail activities with other licensors, publishers and retailers of character, brand and celebrity names. Although public information is limited, we believe the Company is the largest worldwide licensor of character-based merchandise and producer/distributor of children's audio and film-related products. Operating results for the licensing and retail distribution business are influenced by seasonal consumer purchasing behavior and by the timing and performance of animated theatrical releases.

FOX FAMILY WORLDWIDE ACQUISITION

   On October 24, 2001, the Company acquired 100% of the outstanding common stock of Fox Family Worldwide, Inc. ("FFW") for $5.2 billion, including $2.9 billion in cash, plus the assumption of $2.3 billion in debt. Upon the closing of the acquisition, the Company renamed FFW, ABC Family Worldwide, Inc. Among the businesses acquired was the Fox Family Channel, which has been renamed the ABC Family Channel, a programming service that currently reaches approximately 81 million cable and satellite television subscribers throughout the U.S.; a 76% interest in Fox Kids Europe, a Dutch public subsidiary which reaches more than 24 million subscribers across Europe; Fox Kids channel in Latin America and the Saban library and entertainment production businesses. Under the terms of the agreement, the Fox Kid's Network, a block of children's programming broadcasted primarily by Fox-affiliated TV stations, and ongoing rights to use the "Fox" name (other than certain transitional rights) was not included in the acquired operations.

ITEM 2. Properties

   The Walt Disney World Resort, Disneyland Resort and other properties of the Company and its subsidiaries are described in Item 1 under the caption Parks & Resorts. Film library properties are described in Item 1 under the caption Studio Entertainment. Radio and television stations owned by the Company are described under the caption Media Networks.

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

   A subsidiary of the Company owns approximately 2.5 million square feet of office and warehouse buildings on approximately 115 acres in Glendale, California. The buildings are used for the Company's operations and also contain space leased to third parties. The Company completed construction of a 142,000 square-foot broadcast facility for KABC-TV in December 2000. In addition, a subsidiary of the Company has an option to acquire six additional acres in Glendale, California. This option expires in 2015.

   The Media Networks segment corporate offices are located in a building owned by a subsidiary of the Company in New York City. A subsidiary also owns the ABC Television Network Operations Center adjacent to the corporate offices and ABC Radio Networks' studios, also in New York City.

   Subsidiaries of the Company own the ABC Television Center and lease the ABC News Bureau facility in Washington, D.C. under a lease expiring during 2034. The Company's 80%-owned subsidiary, ESPN, Inc., owns ESPN Plaza in Bristol, Connecticut, from which it conducts its technical operations. The Company owns the majority of its other broadcast studios and offices and broadcast transmitter sites elsewhere, and those, that it does not own are occupied under leases expiring on various dates through 2039.

   A U.K. subsidiary of the Company owns buildings on a four-acre parcel under long-term lease in London, England. The mixed-use development consists of office space occupied by subsidiary operations and office and retail space leased by third parties. Company subsidiaries also lease office space in other parts of Europe and in Asia and Latin America.

   The Disney Stores and Disney Regional Entertainment lease retail and warehouse space for their operations. In addition, Company subsidiaries lease office and warehouse space for certain studio and corporate activities.

   The Company's recently acquired FFW leases office and production facilities, including approximately 300,000 square-feet of office space on Wilshire Boulevard in Los Angeles, California.

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

   Similar or identical claims have also been filed by the same plaintiffs (other than William and Geraldine Brehm) in the Superior Court of the State of California, Los Angeles County, beginning with a claim filed by Richard and David Kaplan on January 3, 1997. On May 18, 1998, an additional claim was filed in the same California court by Dorothy L. Greenfield, who, on September 25, 2001, sought leave to amend her claim to allege that the Company's 2000 employment agreements with Michael D. Eisner and Robert A. Iger are excessive, and that the Company's directors as of January and June 2000 breached their duties to the Company by approving the agreements. All of the California claims have been consolidated and stayed pending final resolution of the Delaware proceedings.

   All Pro Sports Camps, Inc., Nicholas Stracick and Edward Russell v. Walt Disney Company, Walt Disney World Co., Disney Development Company and Steven B. Wilson. On January 8, 1997, the plaintiff entity and two of its principals or former principals filed a lawsuit against the Company, two of its subsidiaries and a former employee in the Circuit Court for Orange County, Florida. The plaintiffs asserted that the defendants had misappropriated from them the concept used for the Disney's Wide World of Sports complex at the Walt Disney World Resort. On August 11, 2000, a jury returned a verdict against the Company and its two subsidiaries in the amount of $240 million. Subsequently, the Court awarded plaintiffs an additional $100.00 in exemplary damages based on particular findings by the jury. The Company has filed an appeal from the judgment and believes that there are substantial grounds for complete reversal or reduction of the verdict.

   Management believes that it is not currently possible to estimate the impact, if any, that the ultimate resolution of these matters will have on the Company's results of operations, financial position or cash flows.

ITEM 4. Submission of Matters to a Vote of Security Holders

   No matters were submitted to a vote of shareholders during the fourth quarter of the fiscal year covered by this report.

Executive Officers of the Company
   The executive officers of the Company are elected each year at the organizational meeting of the Board of Directors, which follows the annual meeting of the shareholders and at other meetings as appropriate. Each of the executive officers has been employed by the Company in the position or positions indicated in the list and pertinent notes below. Messrs. Eisner and Disney have been employed by the Company as executive officers for more than five years.

   At September 30, 2001, the executive officers of the Company were as follows:

                                                                             Executive
       Name        Age                        Title                        Officer Since
------------------ --- --------------------------------------------------- -------------
Michael D. Eisner  59  Chairman of the Board and Chief Executive Officer       1984
Roy E. Disney      71  Vice Chairman of the Board                              1984
Robert A. Iger     50  President and Chief Operating Officer/1/                2000
Peter E. Murphy    38  Senior Executive Vice President and Chief Strategic     1998
                       Officer/2/
Thomas O. Staggs   40  Senior Executive Vice President and Chief Financial     1998
                       Officer/3/
Louis M. Meisinger 59  Executive Vice President and General Counsel/4/         1998

--------
1 Mr. Iger was appointed to his present position in January 2000, having served (from February 1999 until January 2000) as President of Walt Disney International and Chairman of the ABC Group. Mr. Iger previously held a number of increasingly responsible positions at ABC, Inc. and its predecessor Capital Cities/ABC, Inc., culminating in service as President and Chief Operating Officer of ABC, Inc. from 1994 to 1999.
2 Mr. Murphy joined the Company's strategic planning operation in 1988 and was named Senior Vice President-Strategic Planning and Development of the Company in 1995. From August 1997 to May 1998 he served as Chief Financial Officer of ABC, Inc. In May 1998 he was named Executive Vice President and Chief Strategic Officer. In October 1999, Mr. Murphy was promoted to Senior Executive Vice President.
3 Mr. Staggs joined the Company's strategic planning operation in 1990 and was named Senior Vice President-Strategic Planning and Development of the Company in 1995. In May 1998, he was named Executive Vice President and Chief Financial Officer. In October 1999, Mr. Staggs was promoted to Senior Executive Vice President.
4 Mr. Meisinger was named Executive Vice President and General Counsel of the Company in July 1998. Prior to joining the Company, he was a senior partner with the law firm of Troop, Meisinger, Steuber & Pasich in Los Angeles, California, a firm he co-founded in 1975. Mr. Meisinger specialized in the litigation of complex entertainment, commercial and securities matters.

                                    PART II

ITEM 5. Market for the Company's Common Stock and Related Stockholder Matters

   The Company's common stock is listed on the New York and Pacific stock exchanges under the ticker symbol "DIS". On March 20, 2001, the Company converted all of its outstanding Internet Group common stock (NYSE symbol DIG) into Disney common stock. Each outstanding share of Internet Group common stock was converted into 0.19353 of a share of Disney common stock, resulting in the issuance of approximately 8.6 million shares of Disney common stock.

   The following sets forth the high and low composite closing sales prices for the fiscal periods indicated.

                                    Sales Price
                                   -------------
                                    Disney/(1)/
                                   -------------
                                    High   Low
                                   ------ ------
2001
4th Quarter                        $28.74 $16.98
3rd Quarter                         34.50  27.10
2nd Quarter                         33.38  26.91
1st Quarter                         41.38  26.44

2000
4th Quarter                        $42.50 $35.75
3rd Quarter                         43.63  38.75
2nd Quarter                         41.75  29.88
1st Quarter                         29.31  23.50

--------
(1) First quarter of fiscal 2000 per share market data for the period October 1, 1999 through November 17, 1999 represents the activity of The Walt Disney Company common stock. Effective November 18, 1999, The Walt Disney Company common stock was reclassified as Disney common stock and Walt Disney Internet Group common stock was issued to reflect the performance of the Company's Internet and direct marketing businesses. On March 20, 2001, the Company converted all of its outstanding Internet Group common stock into Disney common stock.

   The Company declared a fourth quarter dividend of $0.21 per share on November 27, 2001 related to fiscal 2001. The Company declared a fourth quarter dividend of $0.21 per Disney share on November 28, 2000 related to fiscal 2000.

   As of September 30, 2001, the approximate number of record holders of common stock was 909,000.

ITEM 6. Selected Financial Data

(In millions, except per share data)

                                                   2001/(2)/ 2000/(3)/ 1999/(4)/ 1998/(5)/ 1997/(6)/
                                                   --------  --------  --------  --------  --------
Statements of income
 Revenues                                          $25,269   $25,418   $23,455   $22,999   $22,490
 Income before the cumulative effect of accounting
   changes                                             120       920     1,300     1,850     1,966
Per share --/(1)/
 Disney attributed (loss) earnings
   Diluted                                         $ (0.02)  $  0.57   $  0.62   $  0.89   $  0.95
   Basic                                             (0.02)     0.58      0.63      0.91      0.97
 Dividends/(7)/                                       0.21      0.21      0.21      0.20      0.17
Balance sheets
 Total assets                                      $43,699   $45,027   $43,679   $41,378   $38,497
 Borrowings                                          9,769     9,461    11,693    11,685    11,068
 Stockholders' equity                               22,672    24,100    20,975    19,388    17,285
Statements of cash flows
 Cash provided by operations                       $ 3,048   $ 3,755   $ 2,568   $ 1,780   $ 2,010
 Investing activities                               (2,015)   (1,091)   (2,290)   (2,330)     (847)
 Financing activities                               (1,257)   (2,236)        9       360    (1,124)

--------
(1) The earnings and dividends per share have been adjusted to give effect to the three-for-one split of Disney's common shares effective June 1998.
(2) The 2001 results include cumulative effect of accounting changes related to film and derivative accounting changes totaling $228 million and $50 million, respectively and restructuring charges of $1.5 billion. See Notes 1 and 14 to the Consolidated Financial Statements. The diluted earnings per Disney share impact of these items were $0.11, $0.02 and $0.52, respectively.
(3) The 2000 results include pre-tax gains of $243 million, $93 million and $153 million from the sale of Fairchild Publications, Eurosport and Ultraseek, respectively. See Note 2 to the Consolidated Financial Statements. The impact of income taxes substantially offset certain of the gains. The diluted earnings per Disney share impact of these items were $0.00, $0.02 and $0.01, respectively. The results also include a $92 million restructuring and impairment charge. The diluted earnings per Disney share impact of the charge was $0.01. See Note 14 to the Consolidated Financial Statements.
(4) The 1999 results include a gain from the sale of Starwave Corporation of $345 million, equity in Infoseek loss of $322 million and restructuring and impairment charges of $172 million. See Notes 2 and 14 to the Consolidated Financial Statements. The diluted earnings per Disney share impact of these items were $0.10, ($0.09) and ($0.05), respectively.
(5) The 1998 results include restructuring and impairment charges totaling $83 million. The diluted earnings per Disney share impact of the charges was $0.03.
(6) The 1997 results include a $135 million gain from the sale of KCAL-TV. The diluted earnings per Disney share impact of the gain was $0.04.
(7) The 2001 dividend was declared on November 27, 2001, to be paid on December 21, 2001, to holders of record as of December 7, 2001. See Note 8 to the Consolidated Financial Statements.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                             CONSOLIDATED RESULTS
                     (in millions, except per share data)

AS-REPORTED RESULTS OF OPERATIONS                                      2001        2000        1999
---------------------------------                                    --------    --------    --------
Revenues                                                             $ 25,269    $ 25,418    $ 23,455
Costs and expenses                                                    (21,670)    (21,660)    (20,030)
Amortization of intangible assets                                        (767)     (1,233)       (456)
Gain on sale of businesses                                                 22         489         345
Net interest expense and other                                           (417)       (497)       (612)
Equity in the income of investees                                         300         208        (127)
Restructuring and impairment charges                                   (1,454)        (92)       (172)
                                                                     --------    --------    --------
Income before income taxes, minority interests and the cumulative
  effect of accounting changes                                          1,283       2,633       2,403
Income taxes                                                           (1,059)     (1,606)     (1,014)
Minority interests                                                       (104)       (107)        (89)
                                                                     --------    --------    --------
Income before the cumulative effect of accounting changes                 120         920       1,300
Cumulative effect of accounting changes:
 Film accounting                                                         (228)         --          --
 Derivative accounting                                                    (50)         --          --
                                                                     --------    --------    --------
Net (loss) income                                                    $   (158)   $    920    $  1,300
                                                                     ========    ========    ========
Earnings (loss) attributed to:
 Disney Common Stock/(1)/                                            $    (41)   $  1,196    $  1,300
 Internet Group Common Stock                                             (117)       (276)         --
                                                                     --------    --------    --------
                                                                     $   (158)   $    920    $  1,300
                                                                     ========    ========    ========
Earnings (loss) per share before the cumulative effect of accounting changes attributed to:
 Disney Common Stock
   Diluted                                                           $   0.11    $   0.57    $   0.62
                                                                     ========    ========    ========
   Basic                                                             $   0.11    $   0.58    $   0.63
                                                                     ========    ========    ========
 Internet Group Common Stock (basic and diluted)                     $  (2.72)   $  (6.18)        n/a
                                                                     ========    ========    ========
Cumulative effect of accounting changes per Disney share
 Film Accounting                                                     $  (0.11)   $     --    $     --
 Derivative Accounting                                                  (0.02)         --          --
                                                                     --------    --------    --------
                                                                     $  (0.13)        ---          --
                                                                     ========    ========    ========
Earnings (loss) per share attributed to:
 Disney Common Stock/(1)/
   Diluted                                                           $  (0.02)   $   0.57    $   0.62
                                                                     ========    ========    ========
   Basic                                                             $  (0.02)   $   0.58    $   0.63
                                                                     ========    ========    ========
Internet Group Common Stock (basic and diluted)                      $  (2.72)   $  (6.18)        n/a
                                                                     ========    ========    ========
Average number of common and common equivalent shares
  outstanding:
 Disney Common Stock
   Diluted                                                              2,100       2,103       2,083
                                                                     ========    ========    ========
   Basic                                                                2,085       2,074       2,056
                                                                     ========    ========    ========
Internet Group Common Stock (basic and diluted)                            43          45         n/a
                                                                     ========    ========    ========

--------
(1) Including Disney's retained interest in the Internet Group. Disney's as-reported retained interest in the Internet Group reflects 100% of Internet Group losses through November 17, 1999, approximately 72% for the period from November 18, 1999 through January 28, 2001 (the last date prior to the announcement of the conversion of the Internet Group common stock) and 100% thereafter.

Consolidated Results

2001 vs. 2000
   As-reported net loss was $158 million compared to net income of $920 million in the prior year. Net loss and loss per share attributed to Disney common stock were $41 million and $0.02, respectively, compared to net income and earnings per share attributed to Disney common stock of $1.2 billion and $0.57, respectively, in the prior year. The current year as-reported net loss includes charges from the cumulative effect of accounting changes ($278 million or $0.13 per Disney share) and restructuring and impairment charges ($1.45 billion or $0.52 per Disney share). As-reported results also include pre-tax gains on the sale of Infoseek Japan K.K. ($22 million) in 2001, and Fairchild Publications ($243 million), Ultraseek Corporation ($153 million) and Eurosport ($93 million) in 2000. Excluding the charges and gains mentioned above, earnings per share attributed to Disney common stock was $0.63 and $0.56 for the current and prior year, respectively. Results for the year also reflected lower amortization of intangible assets and net interest expense and other and higher equity in the income of investees, partially offset by decreased segment operating income and higher corporate and unallocated shared expenses. Lower amortization of intangible assets reflected the write-off of intangible assets associated with the closure of the GO.com portal business in the second quarter of the current year, certain intangible assets becoming fully amortized in the first quarter and a reduction in intangible assets related to the sale of Fairchild Publications, Ultraseek and Eurosport in fiscal 2000. Decreases in net interest expense and other were driven by gains on the sale of certain investments, lower interest rates and lower average debt balances throughout most of the year. Higher equity in the income of investees reflected improved results from cable equity investments including Lifetime Television, The History Channel and A&E Television and certain international cable equity investments, partially offset by start-up losses incurred in connection with new investments. Decreased segment operating income reflected lower Media Networks and Parks & Resorts results, partially offset by improvements at Studio Entertainment and Consumer Products. Increased corporate and unallocated shared expenses were driven by costs associated with several strategic initiatives designed to improve overall company-wide efficiency and promote the Disney brand.

   On October 24, 2001, the Company acquired Fox Family Worldwide, Inc. ("FFW") for $5.2 billion, including $2.9 billion in cash, plus the assumption of $2.3 billion in debt (see Note 15 to the Consolidated Financial Statements).

   The Company anticipates that the income statement for 2002 will include the impact of FFW merger-related and integration expenses; amortization of intangible assets, to the extent identified, valued and deemed to have determinable lives as part of the purchase price allocation; increased interest expense from the financing of the acquisition and increased revenues and expenses from the acquired operations.

   The balance sheet impact of the acquisition is expected to reflect FFW's historical carrying amounts, excluding the Fox Kid's Network, modified by purchase accounting adjustments to reflect the difference between FFW's historical carrying amounts and fair value; significant additional intangible assets, including goodwill; additional assets and liabilities that reflect the fair value of contingencies, executory contracts and other commitments, and increased debt from funding for the purchase.

2000 vs. 1999
   As-reported earnings and earnings per share attributed to Disney common stock, decreased 8% to $1.2 billion and $0.57, respectively, driven by higher amortization of intangible assets and income taxes, partially offset by increased segment operating income and equity in the income of investees and lower net interest expense and other. Increased amortization of intangible assets resulted from intangible assets associated with the acquisition of Infoseek Corporation (Infoseek). Higher segment operating income was driven by growth at Media Networks and Parks & Resorts, partially offset by decreases in the other segments. Equity in the income of investees increased due to higher Infoseek equity losses in fiscal 1999 as well as improved results from the Company's cable equity investments. Net interest expense and other decreased due to lower average debt balances, partially offset by higher interest rates in fiscal 2000. Lower average debt balances reflected increased cash flow.

   Fiscal 2000 includes lower restructuring and impairment charges, discussed more fully below, and higher gain on the sale of businesses. The increase in the gain on sale of businesses reflects gains on the sale of Fairchild, Ultraseek and Eurosport totaling $243 million, $153 million and $93 million, respectively, in fiscal 2000 as compared to the gain on the sale of Starwave totaling $345 million in fiscal 1999. As-reported net income including restructuring and impairment charges and gain on the sale of business was $920 million, including a loss of $276 million attributed to the Internet Group. As-reported earnings attributed to Disney common stock were $1.2 billion or $0.57 per share in fiscal 2000 versus $1.3 billion or $0.62 per share in fiscal 1999.

Restructuring and Impairment Charges
   The Company recorded restructuring and impairment charges for the years ended September 30, 2001, 2000 and 1999 summarized as follows (in millions):

                                                   Year Ended September 30,
                                                   ------------------------
                                                     2001      2000   1999
                                                    ------    ----   ----
GO.com intangible assets impairment                $  820     $--    $ --
GO.com severance, fixed asset write-offs and other     58      --      --
Investment impairments                                254      61      --
Workforce reduction and other                         111      --     132
Chicago DisneyQuest closure                            94      --      --
Asset impairment                                       63      31      40
Disney Store closures                                  54      --      --
                                                    ------    ---     ----
   Total restructuring and impairment charges      $1,454     $92    $172
                                                    ======    ===     ====

   In 2001, the Company recorded restructuring and impairment charges totaling $1.45 billion. The GO.com charge is for the closure of the GO.com portal business and includes a non-cash write-off of intangible assets totaling $820 million (see Note 2 to the Consolidated Financial Statements). The investment impairment charge is for other-than-temporary declines in the fair value of certain Internet investments. The workforce reduction charges are primarily for severance costs and are discussed more fully below. The DisneyQuest and Disney Store closure charges are for the closure of the Chicago DisneyQuest facility and approximately 100 Disney Stores and includes the write-down of fixed assets and leasehold improvements, leasehold termination costs, severance and other related closure costs. The asset impairment charge is for certain long-lived assets, primarily at the Disney Store and Disney Catalog. These assets were evaluated for impairment under a held for use model due to declining cash flows. Fair value was generally determined based on discounted cash flows.

   During the third quarter of fiscal 2001, the Company initiated a plan to eliminate 4,000 full-time jobs through a combination of voluntary and involuntary reductions. The reduction affected employees in all business units and geographic regions. The $111 million of costs associated with the workforce reduction consist primarily of severance costs and write-offs of idled facilities. As of September 30, 2001, the Company had substantially completed its workforce reduction and paid termination benefits totaling $92 million.

   As of September 30, 2001, approximately $118 million of the restructuring and impairment charges remained as an accrued liability on the balance sheet, of which $19 million related to the workforce reduction and $21 million is from prior-year restructuring charges. The majority of this amount is expected to be paid in fiscal 2002.

   In 2000, impairment charges amounted to $92 million, primarily related to write-downs of certain Internet investments and an asset impairment write-down at toysmart.com in connection with its closure.

   In 1999, the Company recorded restructuring and impairment charges totaling $172 million. The charges included $132 million for severance and other charges and $40 million related to long-lived asset impairments. The restructuring charges included severance and lease and other contract cancellation costs, primarily related to the consolidation of operations in the Company's broadcasting, television production and regional entertainment businesses as well as non-cash charges for write-downs of underutilized assets.

Fiscal 2002 Outlook
   The Company expects that the events of September 11th and their aftermath coupled with the already soft economy will continue to influence its operating results into fiscal 2002. This impact is likely to be most significant in certain of the Media Networks operations and Parks & Resorts. The Media Networks advertising-supported businesses, such as the television and radio network and stations, are expected to have declines in revenues due to the soft advertising marketplace, continued ratings decreases and a potential increase in news preemptions and higher news production costs. In Cable, the slow economy and a surplus of inventory are resulting in downward pressure on advertising rates. Parks & Resorts operations are likely to be affected by the downturn in leisure travel and lower consumer confidence especially as compared to the record setting first quarter the segment achieved in the prior year. To date, Walt Disney World attendance is down roughly 25% versus the first quarter of last year. We expect hotel occupancy to be down by approximately 20 and 15 percentage points for Walt Disney World and Disneyland, respectively, compared to the first quarter of last year. Additionally, the Company expects that soft retail sales and weak consumer confidence are likely to affect its Consumer Products business.

   As such, the Company believes that its operating income in the first quarter of fiscal 2002 could be somewhat less than half that of the strong first quarter results of the prior year. The Company expects that the first quarter will represent the most difficult year-over-year comparison. While the future is uncertain, the Company should experience an improved business climate in the last three fiscal quarters of 2002, with operating income declines of as much as 10 to 15 percent for those later three periods combined versus the prior year.

   The Company is taking a variety of measures to mitigate these impacts, including a planned reduction of fiscal 2002 capital expenditures. In the Parks & Resorts businesses, mitigation efforts include reducing man-hours, closing non-essential food and beverage locations, instituting a hiring freeze and delaying non-essential refurbishments. In Media Networks, all businesses are undertaking aggressive cost reduction initiatives.

   In November 1999, the Company sold Fairchild Publications which it had acquired in connection with the ABC acquisition in 1996. In November 1998, the Company acquired a 43% interest in Infoseek, a publicly traded Internet search company and then in November 1999 acquired the remaining 57% of Infoseek, launched GO.com and created the Disney Internet Group tracking stock. On March 20, 2001, the Company converted its Internet Group Common Stock into Disney Common Stock and closed the GO.com portal business. To enhance comparability, the unaudited pro forma information that follows presents consolidated results of operations as if the Fairchild disposition, the completion of the Infoseek acquisition, the conversion of the Internet Group common stock, the closure of the GO.com portal business and the adoption of SOP 00-2 (see Notes 1 and 2 to the Consolidated Financial Statements) had occurred at the beginning of fiscal 2000, eliminating the one-time impact of those events. The unaudited pro forma information is not necessarily reflective of the results of operations had these events actually occurred at the beginning of fiscal 2000, nor is it necessarily indicative of future results.

   Management believes that pro forma operating results provide additional information useful in analyzing the underlying business results. However, pro forma operating results should be considered in addition to, not as a substitute for, as-reported results of operations.

                             CONSOLIDATED RESULTS
                (unaudited; in millions, except per share data)

PRO FORMA RESULTS OF OPERATIONS                                               2001      2000    % Change
-------------------------------                                             --------  --------  --------
Revenues                                                                    $ 25,256  $ 25,356     --
Costs and expenses                                                           (21,624)  (21,584)    --
Amortization of intangible assets                                               (586)     (633)    7 %
Gain on sale of businesses/(1)/                                                   22       246    (91)%
Net interest expense and other                                                  (417)     (493)    15%
Equity in the income of investees                                                300       249     20%
Restructuring and impairment charges                                            (576)      (92)   n/m
                                                                            --------  --------
Income before income taxes, minority interests and the cumulative effect of
  accounting changes                                                           2,375     3,049    (22)%
Income taxes                                                                  (1,114)   (1,402)    21%
Minority interests                                                              (104)     (107)    3 %
                                                                            --------  --------
Income before the cumulative effect of accounting changes                      1,157     1,540    (25)%
Cumulative effect of accounting changes:
 Film accounting                                                                (228)       --
 Derivative accounting                                                           (50)       --
                                                                            --------  --------
Net income                                                                  $    879  $  1,540    (43)%
                                                                            ========  ========
Earnings per share before the cumulative effect of accounting changes:
 Diluted                                                                    $   0.55  $   0.73    (25)%
                                                                            ========  ========
 Basic                                                                      $   0.55  $   0.74
                                                                            ========  ========
Earnings per share including the cumulative effect of accounting changes:
 Diluted                                                                    $   0.42  $   0.73    (42)%
                                                                            ========  ========
 Basic                                                                      $   0.42  $   0.74
                                                                            ========  ========
Earnings before the cumulative effect of accounting changes, excluding
  restructuring and impairment charges and gain on the sale of businesses:  $  1,525  $  1,518     --
                                                                            ========  ========
Earnings per share before the cumulative effect of accounting changes, excluding restructuring and impairment charges and gain on the sale of businesses:
 Diluted                                                                    $   0.72  $   0.72     --
                                                                            ========  ========
 Basic                                                                      $   0.73  $   0.73     --
                                                                            ========  ========
Average number of common and common equivalent shares outstanding:
 Diluted                                                                       2,104     2,111
                                                                            ========  ========
 Basic                                                                         2,089     2,082
                                                                            ========  ========

--------
(1) Includes the gain on sale of Infoseek Japan K.K. in 2001 and the gain on the sales of Ultraseek Corporation and Eurosport ($153 million and $93 million, respectively) in 2000.

   The following table provides a reconciliation of as-reported income (loss) per share attributed to Disney common stock to pro forma earnings per share before the cumulative effect of accounting changes, excluding restructuring and impairment charges and gains on the sale of businesses.

                                                                                      Year Ended
                                                                                     September 30,
                                                                                    --------------
                                                                                     2001    2000
(unaudited)                                                                         ------  ------
As-reported (loss) income per share attributed to Disney common stock               $(0.02) $ 0.57
Adjustment to attribute 100% of Internet Group operating results to Disney common stock (72% included in as-reported amounts for the period from November 18, 1999
  through January 28, 2001)                                                          (0.06)  (0.13)
Adjustment to exclude pre-closure GO.com portal operating results and amortization
  of intangible assets                                                                0.09    0.35
Adjustment to exclude GO.com restructuring and impairment charges                     0.41      --
Adjustment to include pre-acquisition Infoseek operating results                        --   (0.04)
Adjustment to exclude the cumulative effect of accounting changes                     0.13      --
Adjustment to reflect the impact of the new Film Accounting rules                       --   (0.02)
                                                                                    ------  ------
Pro forma earnings per share before the cumulative effect of accounting changes       0.55    0.73
Adjustment to exclude restructuring and impairment charges                            0.17    0.03
Adjustment to exclude gain on the sale of businesses                                    --   (0.04)
                                                                                    ------  ------
Pro forma earnings per share before the cumulative effect of accounting changes, excluding restructuring and impairment charges and gain on the sale of businesses $ 0.72  $ 0.72
                                                                                    ======  ======

2001 vs. 2000
   On a pro forma basis, net income and earnings per share before the cumulative effect of accounting changes, excluding restructuring and impairment charges and gain on the sale of businesses remained flat at $1.5 billion and $0.72, respectively. Pro forma results for the current and prior periods have been adjusted to reflect the disposition of Fairchild Publications, the acquisition of Infoseek, the conversion of the Internet Group common stock into Disney common stock, the closure of the GO.com portal business and the adoption of the new film accounting rules as if these transactions occurred at the beginning of fiscal 2000, excluding the one-time impacts of these events. On a pro forma basis, restructuring and impairment charges exclude the impact of the GO.com portal closure of $878 million.

   Including the restructuring and impairment charges, gains on sale of businesses and the cumulative effect of accounting changes, pro forma net income and earnings per share decreased 43% and 42% to $879 million and $0.42 per share, respectively.

BUSINESS SEGMENT RESULTS

   The Company has changed the reporting structure of the various components of its Internet operations and as a result, the Internet Group will no longer be reported as a separate segment. The ESPN, ABC, Disney and family-branded Internet Web sites will be reported in the Media Networks segment and DisneyVacations.com will be reported in the Parks & Resorts segment. Also during the year, the Disney Store Catalog and the Disney Store Online were reassigned from the Internet Group to Consumer Products. These changes have been reflected in the fiscal 2001 financial statements and prior-year amounts have been reclassified to reflect the current year presentation.

                                   Pro Forma
                                  (unaudited)                As Reported
                                ---------------   %    -----------------------
(in millions)                    2001    2000   Change  2001    2000    1999
------------------------------- ------- ------- ------ ------- ------- -------
Revenues:
 Media Networks                 $ 9,556 $ 9,788   (2)% $ 9,569 $ 9,836 $ 8,012
 Parks & Resorts                  7,004   6,809    3 %   7,004   6,809   6,141
 Studio Entertainment             6,106   6,011    2 %   6,106   6,011   6,176
 Consumer Products                2,590   2,748   (6)%   2,590   2,762   3,126
                                ------- -------        ------- ------- -------
                                $25,256 $25,356    --  $25,269 $25,418 $23,455
                                ======= =======        ======= ======= =======
Segment operating income: /(1)/
 Media Networks                 $ 1,791 $ 2,048  (13)% $ 1,758 $ 1,985 $ 1,512
 Parks & Resorts                  1,586   1,615   (2)%   1,586   1,615   1,494
 Studio Entertainment               260      76   n/m      260     126     162
 Consumer Products                  401     385    4 %     401     386     592
                                ------- -------        ------- ------- -------
                                $ 4,038 $ 4,124   (2)% $ 4,005 $ 4,112 $ 3,760
                                ======= =======        ======= ======= =======

   The Company evaluates the performance of its operating segments based on segment operating income. A reconciliation of segment operating income to income before income taxes, minority interests and the cumulative effect of accounting changes is as follows:

                                                          Pro Forma
                                                         (unaudited)          As Reported
                                                       --------------  ------------------------
(in millions)                                           2001    2000    2001     2000     1999
------------------------------------------------------ ------  ------  -------  -------  ------
Segment operating income                               $4,038  $4,124  $ 4,005  $ 4,112  $3,760
Corporate and unallocated shared expenses                (406)   (352)    (406)    (354)   (335)
Amortization of intangible assets                        (586)   (633)    (767)  (1,233)   (456)
Gain on sale of businesses                                 22     246       22      489     345
Net interest expense and other                           (417)   (493)    (417)    (497)   (612)
Equity in the income of investees                         300     249      300      208    (127)
Restructuring and impairment charges                     (576)    (92)  (1,454)     (92)   (172)
                                                       ------  ------  -------  -------  ------
Income before income taxes, minority interests and the
  cumulative effect of accounting changes              $2,375  $3,049  $ 1,283  $ 2,633  $2,403
                                                       ======  ======  =======  =======  ======

--------
(1) Segment earnings before interest, income taxes, depreciation and amortization (EBITDA) is as follows:

                       Pro Forma
                      (unaudited)      As Reported
                     ------------- --------------------
(in millions)         2001   2000   2001   2000   1999
-------------------- ------ ------ ------ ------ ------
Media Networks       $1,964 $2,197 $1,934 $2,154 $1,647
Parks & Resorts       2,190  2,197  2,190  2,197  1,992
Studio Entertainment    307    130    307    180    226
Consumer Products       491    494    491    495    720
                     ------ ------ ------ ------ ------
                     $4,952 $5,018 $4,922 $5,026 $4,585
                     ====== ====== ====== ====== ======

   Management believes that segment EBITDA provides additional information useful in analyzing the underlying business results. However, segment EBITDA is a non-GAAP financial metric and should be considered in addition to, not as a substitute for, reported segment operating income.

Media Networks
   The following table provides supplemental revenue and segment operating income detail for the Media Networks segment (in millions).

                            Pro Forma      As
                           (unaudited)  Reported
                          ------------- --------
                           2001   2000    1999
                          ------ ------ --------
Revenues:
 Broadcasting             $5,713 $6,279  $5,139
 Cable Networks            3,843  3,509   2,873
                          ------ ------  ------
                          $9,556 $9,788  $8,012
                          ====== ======  ======
Segment Operating Income:
 Broadcasting             $  728 $1,033  $  571
 Cable Networks            1,063  1,015     941
                          ------ ------  ------
                          $1,791 $2,048  $1,512
                          ====== ======  ======

2001 vs. 2000
   Revenues decreased 2%, or $232 million, to $9.6 billion, driven by decreases of $566 million at Broadcasting, partially offset by increases of $334 million at the Cable Networks. The decrease at Broadcasting was driven by lower ratings and the soft advertising market at the ABC television network and the Company's owned television stations and radio operations. Additionally, revenue declines at the television network reflected lower sports advertising revenues due to ABC airing the Super Bowl in the prior year. The increase at the Cable Networks was driven by annual contractual rate adjustments at ESPN combined with subscriber growth at ESPN, the Disney Channel domestically and internationally, partially offset by the soft advertising market during the year. Subscriber growth at the Disney Channel reflected increasing satellite (DBS) and digital subscribers and the continuing conversion of the Disney Channel from a premium to a basic service.

   Segment operating income decreased 13%, or $257 million, to $1.8 billion, driven by a decrease of $305 million at Broadcasting resulting primarily from decreased revenues and higher programming costs, partially offset by an increase of $48 million at the Cable Networks, driven by revenue growth. Costs and expenses, which consist primarily of programming rights and amortization, production costs, distribution and selling expenses and labor costs, remained flat for the year, but increased as a percentage of revenue. The Company experienced higher programming costs at ESPN, the primetime ABC television network and the Company's owned television stations and radio operations and start-up costs at the international Disney Channels, offset by lower sports programming costs at the ABC television network due to higher costs for the Super Bowl and two additional National Football League (NFL) regular season games in the prior year and lower costs at the Internet Group due to the closure of toysmart.com in the prior year and cost saving initiatives.

   The Company has various contractual commitments for the purchase of broadcast rights for sports and other programming including the NFL, Major League Baseball (MLB) and the National Hockey League (NHL). The costs of these contracts have increased significantly in recent years. The Company has implemented a variety of strategies, including marketing efforts, to reduce the impact of the higher costs. The impact of these contracts on the Company's results over the remaining term of the contracts is dependent upon a number of factors, including the strength of advertising markets, effectiveness of marketing efforts and the size of viewer audiences.

   The costs of these contracts are charged to expense based on the ratio of each period's gross revenues to estimated total gross revenues over the remaining contract period. Estimates of total gross revenues can change significantly and, accordingly, they are reviewed periodically and amortization and carrying amounts are adjusted, if necessary. Such adjustments could have a material effect on results of operations in future periods.

   The Company has investments in cable operations that are accounted for as unconsolidated equity investments. The table below presents operating income from cable television activities, which comprise the Cable Networks and the Company's cable equity investments (in millions).

                                                  Pro Forma (unaudited)
                                                  --------------------
                                                   2001   2000  %Change
                                                  ------ ------ -------
Operating Income:
 Cable Networks                                   $1,063 $1,015    5 %
 Equity Investments:
   A&E Television and Lifetime Television            693    614   13 %
   Other/(1)/                                        178    211  (16)%
                                                  ------ ------
Operating Income from Cable Television Activities  1,934  1,840    5 %
Partner Share of Operating Income                  (705)  (639)  (10)%
                                                  ------ ------
Disney Share of Operating Income/(1)/             $1,229 $1,201    2 %
                                                  ====== ======

--------
  Note: Operating income from cable television activities presented in this table represents 100% of both the Company's owned cable businesses and its cable equity investees. The Disney share of operating income represents the Company's ownership interest in cable television operating income. Cable Networks are reported in "Segment operating income" in the statements of income. Equity investments are reported in "Equity in the income of investees" in the statements of income.

(1) Amounts include the gain on the sale of Eurosport in fiscal 2000. Excluding Disney's share of the gain, cable television operating income for the year ended September 30, 2000 was $1,126 million.

   We believe that operating income from cable television activities provides additional information useful in analyzing the underlying business results. However, operating income from cable television activities is a non-GAAP financial metric and should be considered in addition to, not as a substitute for, segment operating income.

   The Company's share of cable television operating income increased 2%, or $28 million, to $1.2 billion. Excluding the prior-year gain on Eurosport, the Company's share of cable television operating income increased 9%, reflecting higher affiliate revenues at the cable networks driven by annual contractual rate adjustments and strong subscriber growth, including the conversion of the Disney Channel from a premium to a basic service, and profit increases from cable equity investments, partially offset by higher programming costs and the soft advertising market at the cable network.

2000 vs. 1999

   Revenues increased 23%, or $1.8 billion, to $9.8 billion, driven by increases of $1.2 billion at Broadcasting and $636 million at the Cable Networks. Broadcasting revenue growth reflected increased advertising revenues at the television networks and the Company's owned television stations due to a strong advertising market, the continued success of Who Wants to Be a Millionaire and higher overall ratings on network programming. Television station revenue growth also benefited from higher spot advertising rates driven by the ABC Television Network placing first in the May and February sweeps. Additionally, the strong advertising market resulted in revenue growth at the radio networks and stations. Revenue growth also reflected higher advertising and sponsorship revenues at the Internet Group, as well as the operations of Infoseek, which were consolidated into the Internet Group beginning November 1999. Cable Network revenue growth reflected increased advertising revenues driven by a strong advertising market and higher affiliate fees reflecting contractual rate increases and subscriber growth. International expansion at the Disney Channel also contributed to increased revenues.

   Segment operating income increased 31%, or $473 million, to $2.0 billion, driven by increases of $399 million at Broadcasting and $74 million at the Cable Networks, resulting from revenue growth at both Broadcasting and Cable Networks, partially offset by increased costs and expenses. Costs and expenses, which consist primarily of programming rights and amortization, production costs, distribution and selling expenses and labor costs, increased 21%, or $1.4 billion, driven by higher sports programming costs at the television and cable networks, principally related to NFL, MLB and NHL broadcasts. In addition, higher costs and expenses reflected start-up costs associated with the launch of various international Disney Channels and the January launch of SoapNet. Costs and expenses at the Internet Group also increased due to Website development expenses, growth in infrastructure due to the expansion of the business, the operations of toysmart.com and the operations of Infoseek.

Parks & Resorts

2001 vs. 2000
   Revenues increased 3%, or $195 million, to $7.0 billion, driven primarily by growth of $278 million at the Disneyland Resort, $44 million from Disney Cruise Line and $20 million in higher royalties from Tokyo Disneyland, partially offset by a decrease of $187 million at the Walt Disney World Resort. At the Disneyland Resort, the opening of Disney's California Adventure, Downtown Disney and the Grand Californian Hotel during the second quarter drove increased attendance, higher occupied room nights and increased guest spending. Disney Cruise Line's results reflected the strength of the 7-day cruise package that was introduced in the fourth quarter of the prior year. At Walt Disney World, decreased revenues were driven by decreased attendance and lower occupied room nights reflecting the prior year success of the Millennium Celebration, partially offset by increased guest spending. Both the Disneyland Resort and Walt Disney World Resort were impacted by park closures on September 11/th/ and from lower attendance and hotel occupancy due to cancellations and reduced travel during the last three weeks of September.

   Segment operating income decreased 2%, or $29 million, to $1.6 billion, driven by increased costs at the Disneyland Resort, partially offset by revenue growth at Disneyland, continued growth at Disney Cruise Line and on going productivity improvements and cost reduction initiatives at Walt Disney World. Costs and expenses, which consist principally of labor, costs of merchandise, food and beverages sold, depreciation, repairs and maintenance, entertainment and marketing and sales expense, increased 4% or $224 million. Higher costs at the Disneyland Resort were due to the opening of Disney's California Adventure, Downtown Disney and the Grand Californian Hotel.

2000 vs. 1999
   Revenues increased 11%, or $668 million, to $6.8 billion, driven by growth of $383 million at the Walt Disney World Resort, reflecting increased guest spending, record attendance and record occupied room nights; $129 million from Disney Cruise Line, reflecting full-year operations from both cruise ships, the Disney Magic and the Disney Wonder, compared to just the Disney Magic for the first three and a half quarters of the prior year; and $35 million from increased attendance and guest spending at Disneyland. Increased guest spending and record attendance at the Walt Disney World Resort were driven by the ongoing Millennium Celebration and record occupied room nights reflected the opening of the All-Star Movies Resort in the second quarter of the prior year. At Disneyland, the 45/th/ Anniversary Celebration and the strength of the annual passport program drove increased attendance and guest spending.

   Segment operating income increased 8%, or $121 million, to $1.6 billion, driven by revenue growth at the Walt Disney World Resort, improved results at Disney Cruise Line and higher guest spending and attendance at Disneyland, partially offset by increased costs and expenses. Costs and expenses, which consist principally of labor, costs of merchandise, food and beverages sold, depreciation, repairs and maintenance, entertainment and marketing and sales expenses, increased 12%, or $547 million, driven by increased volume at the Walt Disney World Resort resulting from the ongoing Millennium Celebration, expanded operations at Disney Cruise Line as a result of the addition of the second ship and increased volume at Disneyland due to the 45/th/ Anniversary Celebration, as well as pre-opening costs at Disney's California Adventure.

Studio Entertainment

2001 vs. 2000
   Revenues increased 2%, or $95 million, to $6.1 billion, driven by growth of $316 million in worldwide home video and $126 million in stage plays, partially offset by a decline of $306 million in worldwide theatrical motion picture distribution. Improvements in worldwide home video revenues reflected strong DVD and VHS performance driven by successful animated titles including Disney/Pixar's Toy Story 2, Dinosaurs, The Emperor's New Groove and Lady & the Tramp II and stronger performing live-action titles including Spy Kids, Scary Movie, Gone in 60 Seconds and Remember the Titans. Growth in stage plays reflected performances of The Lion King in additional cities and improved performance of Aida. In worldwide theatrical motion picture distribution, the success of Pearl Harbor, Spy Kids and Princess Diaries, faced difficult comparisons to prior year titles, which included Toy Story 2, Tarzan, Dinosaur, Scary Movie and The Sixth Sense.

   On a pro forma basis, segment operating income increased $184 million, to $260 million, due to increases in worldwide home video and stage plays. Costs and expenses, which consist primarily of production cost amortization, distribution and selling expenses, product costs, labor and leasehold expenses, decreased 1%, or $89 million, driven by decreases in worldwide theatrical motion picture distribution, partially offset by increases in worldwide home video. In worldwide theatrical motion picture distribution, cost decreases reflected lower distribution expenses and production costs amortization in the current year as well as higher participation expenses in the prior year, due to Toy Story 2 and The Sixth Sense. The increased costs in worldwide home video reflected higher distribution expense and production costs amortization driven by an increase in VHS and DVD unit sales and higher participation costs due to the success of Toy Story 2 in the current year. Stage plays operating expenses also increased due to more productions in the current year.

   On an as-reported basis, segment operating income increased $134 million, to $260 million, reflecting the items described above, as well as the impact of SOP 00-2 in the current year, which resulted in higher distribution and marketing costs as compared to the prior year.

2000 vs. 1999
   Revenues decreased 3%, or $165 million, to $6.0 billion, driven by declines of $206 million in network television production and distribution, $168 million in worldwide home video and $58 million in domestic theatrical motion picture distribution, partially offset by growth of $197 million in international theatrical motion picture distribution and $88 million in stage plays. The decline in network television production and distribution revenues primarily reflected the end of production of Home Improvement in the prior year, which was a significant contributor to revenues. The decline in worldwide home video revenues reflected fewer unit sales in the current year, despite the successful releases of Tarzan and Little Mermaid II:
Return to Sea, as the prior year included the combination of Lion King II:
Simba's Pride, Mulan, Armageddon and Disney/Pixar's A Bug's Life. In domestic theatrical motion picture distribution, the success of Scary Movie, Dinosaur and Toy Story 2 faced difficult comparisons to the prior year. Growth in international theatrical motion picture distribution revenues reflected the performances of Toy Story 2, Tarzan and The Sixth Sense. Stage plays revenues increased due to expansion of The Lion King into additional cities, the launch of Aida and the re-launch of the Beauty and the Beast national tour.

   Segment operating income decreased 22%, or $36 million, to $126 million, due to declines in worldwide home video and network television production and distribution, partially offset by growth in international theatrical motion picture distribution and stage plays. Costs and expenses, which consist primarily of production cost amortization, distribution and selling expenses, product costs, labor and leasehold expenses, decreased 2% or $129 million. Production cost amortization decreased in network television production and distribution reflecting the production of Home Improvement in the prior year. In worldwide home video, distribution and selling costs and production cost amortization decreased due to a reduction in videotape unit sales compared to the prior year. The Sixth Sense, which drove higher participation costs in domestic theatrical motion picture distribution in the prior year, had a similar impact in international theatrical motion picture distribution in the current year. Cost increases in international theatrical motion picture distribution also reflected higher overall production cost amortization. Stage plays operating expenses also increased driven by revenue increases.

Consumer Products

2001 vs. 2000
   On a pro forma basis, revenues decreased 6%, or $158 million, to $2.6 billion, primarily reflecting declines of $157 million at the Disney Stores, which were driven by lower comparative store sales in North America.

   On an as-reported basis, revenues decreased 6% or $172 million, to $2.6 billion, reflecting the items described above, as well as the impact of the disposition of Fairchild Publications in the first quarter of the prior year.

   Segment operating income increased 4%, or $16 million, to $401 million, primarily driven by benefits from cost reduction initiatives, partially offset by declines at the Disney Stores in North America. Costs and expenses, which consist primarily of labor, product costs, including product development costs, distribution and selling expenses and leasehold expenses, decreased 7% or $174 million, primarily due to lower sales volume at the Disney Stores in North America, decreased catalog circulation and advertising costs and the impact of cost reduction initiatives including the Disney Store in Europe.

2000 vs. 1999
   Revenues decreased 12%, or $364 million, to $2.8 billion, reflecting declines of $163 million at Fairchild Publications, $135 million in worldwide merchandise licensing and publishing, partially offset by growth of $22 million at Disney Interactive. Revenues decreased at Fairchild Publications as it was sold in the first quarter of fiscal 2000. Lower merchandise licensing and publishing revenues were primarily attributable to declines domestically and in Europe. Disney Interactive revenues increased due to the success of the Who Wants to Be a Millionaire video games, Pooh learning titles and the Toy Story 2 action game.

   Segment operating income decreased 35%, or $206 million, to $386 million, reflecting declines in worldwide merchandise licensing and publishing and the sale of Fairchild Publications, partially offset by increases at the Disney Stores, primarily driven by a reduction in costs, and at Disney Interactive. Costs and expenses decreased 6% or $158 million. Cost decreases at the Disney Stores, which reflected write-downs of inventory in the prior year, were partially offset by an increase in advertising costs.

LIQUIDITY AND CAPITAL RESOURCES

   Cash provided by operations decreased 19%, or $707 million, to $3.0 billion, reflecting decreased pretax income before non-cash charges, increased payments for television broadcast rights, primarily due to the timing of the NFL payments and increased license fees for Primetime programming and the timing of the payments of accounts payable. These decreases were partially offset by lower income tax payments. Additionally, the prior year included proceeds from the sale of receivables at Disney Vacation Club. These decreases were partially offset by higher net income before non-cash charges.

   During the year, the Company invested $1.8 billion in parks, resorts and other properties. These expenditures reflected continued expansion activities related to Disney's California Adventure and certain resort facilities at the Walt Disney World Resort. The decrease from the prior year was primarily due to lower spending on Disney's California Adventure, which opened in February 2001.

   During the year, the Company invested $480 million to acquire the copyright for certain intellectual property, radio station and publishing assets and the rights to a music library.

   In fiscal 2001, investing activities also included $137 million of cash proceeds generated primarily from the sale of Infoseek Japan, K.K. Additionally, cash proceeds from the sale of investments resulted primarily from the sale of Knight-Ridder, Inc. shares which were acquired in connection with the disposition of certain publishing operations. During fiscal 2000, investing activities included cash proceeds from the sale of Fairchild Publications and Eurosport. Fiscal 2000 cash proceeds from the sale of investments were driven by the sale of Inktomi shares acquired through the disposition of Ultraseek.

   During 1998, the Company's Board of Directors decided to move to an annual, rather than quarterly, dividend policy to reduce costs and simplify payments to the more than 2.7 million stockholders of Disney common stock. Accordingly, there was no dividend payment during the year ended September 30, 1999. The Company paid a $434 million dividend ($0.21 per Disney share) during the first quarter of fiscal 2000 applicable to fiscal 1999 and paid a $438 million dividend ($0.21 per Disney share) during the first quarter of the current year applicable to fiscal 2000. On November 27, 2001, the Board of Directors declared a cash dividend, applicable to fiscal 2001, of $0.21 per share, to be paid on December 21, 2001, to stockholders at the close of business December 7, 2001.

   During the year, the Company repaid approximately $2.8 billion of term debt, which either matured or was called during the year, and reduced its commercial paper borrowings by $186 million. These repayments were funded by proceeds of $3.1 billion consisting of $2.5 billion of Global bonds and $50 million of fixed-rate notes issued under the U.S. shelf registration, and $530 million of fixed-rate notes issued under the Euro Medium-term Note Program. These borrowings have effective interest rates, including the impact of interest rate swaps, ranging from 3.5% to 5.9% and maturities in fiscal 2003 through fiscal 2016. See Note 5 of the Consolidated Financial Statements for more detailed information regarding the Company's borrowings.

   In August 2001, the Company filed a new U.S. shelf registration statement, which replaced the existing U.S. shelf registration statement. As of September 30, 2001, the Company had the ability to borrow under the U.S. shelf registration statement and a Euro Medium-term Note Program, which collectively permitted the issuance of up to approximately $8.1 billion of additional debt or various other securities.

   Commercial paper borrowings outstanding as of September 30, 2001 totaled $754 million, with maturities of up to one year, supported by a $2.25 billion bank facility due in 2002 and a $2.25 billion bank facility due in 2005. These bank facilities allow for borrowings at the LIBOR-based rates plus a spread, depending upon the Company's public debt rating. As of September 30, 2001, the Company had not borrowed against these bank facilities.

   Total commitments to purchase broadcast programming approximated $13.2 billion at September 30, 2001, including approximately $10.1 billion related to sports programming rights, primarily NFL, College Football and MLB. Substantially all of this amount is payable over the next five years.

   The Company expects the ABC Television Network, ESPN and the Company's television and radio stations to continue to enter into programming commitments to purchase the broadcast rights for various feature films, sports and other programming.

   During the year, the Company acquired approximately 63.9 million shares of Disney common stock and 1.8 million shares of Internet Group common stock for approximately $1.1 billion and $10 million, respectively. As of September 30, 2001, the Company was authorized to purchase up to approximately 330 million shares of Disney common stock.

   On October 24, 2001, the Company acquired Fox Family Worldwide for $5.2 billion, including $2.9 billion in cash and the assumption of $2.3 billion in debt and preferred stock. The Company funded the acquisition with cash on hand as well as short and long-term debt issuances. In connection with the acquisition, the Company acquired programming commitments totaling approximately $1 billion, including approximately $675 million for certain MLB games through 2006.

   Following the acquisition of Fox Family Worldwide, the Company had commercial paper borrowings outstanding of approximately $3.8 billion supported by bank facilities totaling $4.5 billion and capacity to raise an additional $7.1 billion under its U.S. Shelf Registration and its Euro Medium-term Note Program.

   The Company believes that its financial condition is strong and that its cash, other liquid assets, operating cash flows, access to equity capital markets and borrowing capacity, taken together, provide adequate resources to fund ongoing operating requirements and future capital expenditures related to the expansion of existing businesses and development of new projects. However, the Company's operating cash flow and access to the capital markets can be impacted by macroeconomic factors outside of its control. In addition to macroeconomic factors, the Company's borrowing costs can be impacted by short and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on certain credit measures such as interest coverage and leverage ratios.

OTHER MATTERS

Conversion to the Euro Currency
   On January 1, 1999, certain member countries of the European Union established fixed conversion rates between their existing currencies and the European Union's common currency (euro). The transition period for the introduction of the euro ends January 1, 2002. Issues facing the Company as a result of the introduction of the euro include converting information technology systems, reassessing currency risk, negotiating and amending licensing agreements and contracts, and processing tax and accounting records. The Company is continuing to address these issues and does not expect the euro to have a material effect on the Company's financial condition or results of operations.

Accounting Changes
   Effective October 1, 2000, the Company adopted AICPA Statement of Position No. 00-2, Accounting by Producers or Distributors of Films (SOP 00-2). The Company's results of operations and financial position reflect the impact of the new standard commencing October 1, 2000 and the Company recorded a one-time after-tax charge of $228 million representing the cumulative effect of the adoption of SOP 00-2 in its consolidated financial statements for the year ended September 30, 2001.

   In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 Accounting for Derivative Instruments and Hedging Activities (SFAS 133), subsequently amended by SFAS No. 137 and SFAS No. 138. SFAS 133 requires the Company to record all derivatives on the balance sheet at fair value. Changes in derivative fair values will either be recognized in earnings as offsets to the changes in fair value of related hedged assets, liabilities and firm commitments or, for forecasted transactions, deferred and recorded as a component of other accumulated comprehensive income until the hedged transactions occur and are recognized in earnings. The ineffective portion of a hedging derivative's change in fair value will be immediately recognized in earnings.

   As a result of adopting SFAS 133 as of October 1, 2000, and in accordance with the transition provisions, the Company recorded a one-time after-tax charge of $50 million, or $0.02 per share, in its Consolidated Statements of Income representing the cumulative effect of the adoption and an after-tax unrealized gain of $60 million to accumulated other comprehensive income (AOCI).

   In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS 141) and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). They also issued Statement of Financial Accounting Standards No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets (SFAS 143), and Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), in August and October 2001, respectively.

   SFAS 141 requires all business combinations initiated after June 30, 2001 be accounted for under the purchase method. SFAS 141 superseded APB Opinion No. 16, Business Combinations, and Statement of Financial Accounting Standards No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises and is effective for all business combinations initiated after June 30, 2001.

   SFAS 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets. Under the new rules, the Company is no longer required to amortize goodwill and other intangible assets with indefinite lives but will be subject to periodic testing for impairment. SFAS 142 supersedes APB Opinion No. 17, Intangible Assets. Effective October 1, 2001, the Company will adopt SFAS 142 and is evaluating the effect that such adoption may have on its consolidated results of operations and financial position.

   As a result of adoption, a substantial amount of its intangible assets will no longer be amortized and accordingly, the Company's effective tax rate is expected to decrease substantially in fiscal 2002. The impact of intangible asset amortization that would not have been amortized pursuant to SFAS 142 during fiscal 2001 on diluted earnings per share was $0.26.

   SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The Company expects that the provisions of SFAS 143 will not have a material impact on its consolidated results of operations and financial position upon adoption. The Company plans to adopt SFAS 143 effective October 1, 2002.

   SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 superseded Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted and, in general, are to be applied prospectively. The Company plans to adopt SFAS 144 effective October 1, 2001 and does not expect that the adoption will have a material impact on its consolidated results of operations and financial position.

Forward-Looking Statements
   The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company. We may from time to time make written or oral statements that are "forward-looking," including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to our stockholders. Such statements may, for example, express expectations or projections about future actions that we may take, including restructuring or strategic initiatives or about developments beyond our control including changes in domestic or global economic conditions. These statements are made on the basis of management's views and assumptions as of the time the statements are made. There can be no assurance, however, that our expectations will necessarily come to pass.

   Factors that may affect forward-looking statements. For an enterprise as large and complex as the Company, a wide range of factors could materially affect future developments and performance, including the following:

   Changes in Company-wide or business-unit strategies, which may result in changes in the types or mix of businesses in which the Company is involved or chooses to invest;

   Changes in U.S., global or regional economic conditions, which may affect attendance and spending at the Company's parks and resorts, purchases of Company-licensed consumer products, the advertising market for broadcast and cable television programming and the performance of the Company's theatrical and home entertainment releases;

   Changes in U.S. and global financial and equity markets, including market disruptions and significant interest rate fluctuations, which may impede the Company's access to, or increase the cost of, external financing for its operations and investments;

   Increased competitive pressures, both domestically and internationally, which may, among other things, affect the performance of the Company's parks and resorts operations and lead to increased expenses in such areas as television programming acquisition and motion picture production and marketing;

   Legal and regulatory developments that may affect particular business units, such as regulatory actions affecting environmental activities, consumer products, theme park safety, broadcasting or Internet activities or the protection of intellectual property; the imposition by foreign countries of trade restrictions or motion picture or television content requirements or quotas, and changes in international tax laws or currency controls;

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

   Changing public and consumer taste, which may among other things, affect the Company's entertainment, broadcasting and consumer products businesses generally or the Company's parks and resorts operating specifically, or result in increases in broadcasting losses or loss of advertising revenue; and

   International, political and military developments that may affect among other things, travel and leisure businesses generally or the Company's parks and resorts operations specifically, or result in increases in broadcasting costs or loss of advertising revenue.

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

Policies and Procedures
   In the normal course of business, the Company employs established policies and procedures to manage its exposure to changes in interest rates, foreign currencies and the fair market value of certain of its investments in debt and equity securities using a variety of financial instruments.

   Our objective in managing exposure to interest rate changes are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we primarily use interest rate swaps to manage net exposure to interest rate changes related to the Company's portfolio of borrowings. The Company maintains fixed rate debt as a percentage of its net debt between a minimum and maximum percentage, which is set by policy.

   Our objective in managing exposure to foreign currency fluctuations is to reduce earnings and cash flow volatility in order to allow management to focus on core business issues and challenges. Accordingly, the Company enters into various contracts that change in value as foreign exchange rates change to protect the value of its existing foreign currency assets, liabilities, commitments and forecasted foreign currency revenues. The Company utilizes option strategies and forward contracts that provide for the sale of foreign currencies to hedge probable, but not firmly committed, revenues. The Company also uses forward contracts to hedge foreign currency assets and liabilities in the same principal currencies. The principal currencies hedged are the European euro, British pound, Japanese yen and Canadian dollar. By policy, the Company maintains hedge coverage between minimum and maximum percentages of its forecasted foreign exchange exposures for periods not to exceed five years. The gains and losses on these contracts offset changes in the value of the related exposures.

   In addition, we use various financial instruments to minimize the exposure to changes in fair market value of certain investments in debt and equity securities.

   It is the Company's policy to enter into foreign currency and interest rate transactions and other financial instruments only to the extent considered necessary to meet its objectives as stated above. The Company does not enter into these transactions for speculative purposes.

Value at Risk
   The Company utilizes a "Value-at-Risk" (VAR) model to determine the maximum potential one-day loss in the fair value of its interest rate, foreign exchange and qualifying equity sensitive financial instruments. The VAR model estimates were made assuming normal market conditions and a 95% confidence level. Various modeling techniques can be used in a VAR computation. The Company's computations are based on the interrelationships between movements in various interest rates, currencies and equity prices (a "variance/co-variance" technique). These interrelationships were determined by observing interest rate, foreign currency and equity market changes over the preceding quarter for the calculation of VAR amounts at year-end and over each of the four quarters for the calculation of average VAR amounts during the year. The model includes all of the Company's debt as well as all interest rate and foreign exchange derivative contracts and qualifying equity investments. The values of foreign exchange options do not change on a one-to-one basis with the underlying currencies, as exchange rates vary. Therefore, the hedge coverage assumed to be obtained from each option has been adjusted to reflect its respective sensitivity to changes in currency values. Forecasted transactions, firm commitments and receivables and accounts payable denominated in foreign currencies, which certain of these instruments are intended to hedge, were excluded from the model.

   The VAR model is a risk analysis tool and does not purport to represent actual losses in fair value that will be incurred by the Company, nor does it consider the potential effect of favorable changes in market factors. See Note 12 to the Consolidated Financial Statements regarding the Company's financial instruments at September 30, 2001 and 2000.

   The estimated maximum potential one-day loss in fair value, calculated using the VAR model, is as follows (unaudited, in millions):

                                     Interest     Currency     Equity
                                  Rate Sensitive  Sensitive   Sensitive
                                    Financial     Financial   Financial  Combined
                                   Instruments   Instruments Instruments Portfolio
                                  -------------- ----------- ----------- ---------
VAR as of September 30, 2001           $21           $13         $ 7        $29
Average VAR during the year ended
  September 30, 2001                   $14           $15         $ 6        $20
Highest VAR during the year ended
  September 30, 2001                   $21           $16         $10        $29
Lowest VAR during the year ended
  September 30, 2001                   $ 6           $13         $ 3        $16

ITEM 8. Financial Statements and Supplementary Data

   See Index to Financial Statements and Supplemental Data on page 45.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

                                   PART III

ITEM 10. Directors and Executive Officers of the Company

Directors

   Information regarding directors appearing under the caption "Election of Directors" in the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders is hereby incorporated by reference.

   Information regarding executive officers is included in Part I of this Form 10-K as permitted by General Instruction G(3).

ITEM 11. Executive Compensation

   Information appearing under the captions "How are directors compensated?" and "Executive Compensation" in the 2002 Proxy Statement is hereby incorporated by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

   Information setting forth the security ownership of certain beneficial owners and management appearing under the caption "Stock Ownership" in the 2002 Proxy Statement is hereby incorporated by reference.

ITEM 13. Certain Relationships and Related Transactions

   Information regarding certain related transactions appearing under the caption "Certain Relationships and Related Transactions" in the 2002 Proxy Statement is hereby incorporated by reference.

                                    PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Exhibits and Financial Statements and Schedules

   (1) Financial Statements and Schedules

      See Index to Financial Statements and Supplemental Data at page 45.

   (2) Exhibits

      The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

                         Exhibit                                       Location
                         -------                                       --------

 3(a) Amended and Restated Certificate of           Annex C to the Joint Proxy Statement/
      Incorporation of the Company                    Prospectus included in the Registration
                                                      Statement on Form S-4 (No. 333-88105) of
                                                      the Company, filed Sept. 30, 1999

 3(b) Bylaws of the Company                         Exhibit 3 to the Form 10-Q of the Company
                                                      for the period ended Mar. 30, 2000

 4(a) Form of Registration Rights Agreement         Exhibit B to Exhibit 2.1 to the Current
      entered into or to be entered into with         Report on Form 8-K of Disney
      certain stockholders                            Enterprises, Inc. ("DEI"), dated July 31,
                                                      1995

 4(b) Five-Year Credit Agreement, dated as of       Exhibit 4(b) to the 2000 Form 10-K of the
      Mar. 8, 2000                                    Company

 4(c) Indenture, dated as of Nov. 30, 1990,         Exhibit 2 to the Current Report on Form 8-K
      between DEI and Bankers Trust Company,          of DEI, dated Jan. 14, 1991
      as Trustee

 4(d) Indenture, dated as of Mar. 7, 1996, between  Exhibit 4.1(a) to the Current Report on Form
      the Company and Citibank, N.A., as Trustee      8-K of the Company, dated Mar. 7, 1996

 4(e) Senior Debt Securities Indenture, dated as of Exhibit 4.1 to the Current Report on Form 8-
      September 24, 2001, between the Company         K of the Company, dated September 24,
      and Wells Fargo Bank, N.A., as Trustee          2001

 4(f) Other long-term borrowing instruments are omitted pursuant to Item 601(b) (4) (iii) of Regulation S-K. The Company undertakes to furnish copies of such instruments to the Commission upon request.

10(a) (i) Agreement on the Creation and the         Exhibits 10(b) and 10(a), respectively, to the
      Operation of Euro Disneyland en France,         Current Report on Form 8-K of DEI, dated
      dated Mar. 25, 1987, and (ii) Letter relating   Apr. 4, 1987
      thereto of the Chairman of Disney
      Enterprises, Inc., dated Mar. 24, 1987

10(b) Composite Limited Recourse Financing          Exhibit 10(b) to the 1997 Form 10-K of the
      Facility Agreement, dated as of Apr. 27,        Company
      1988, between DEI and TDL Funding
      Company, as amended


10(c) Employment Agreement, dated June 29,        Exhibit 10(a) to the Form 10-Q of the
      2000, between the Company and Michael D.    Company for the period ended June 30, 2000
      Eisner

10(d) Employment Agreement, dated Jan. 24,        Exhibit 10 to the Form 10-Q of the Company
      2000, between the Company and Robert A.     for the period ended Mar. 30, 2000
      Iger

10(e) Employment Agreement, dated as of Jan. 1,   Filed as Exhibit 10(e) to the 2000 Form 10-K
      2001, between the Company and Sanford M.    of the Company
      Litvack, together with Life Insurance and
      Key Plan agreements ancillary thereto

10(f) Form of Indemnification Agreement for       Annex C to the Proxy Statement for the 1988
      certain officers and directors              Annual Meeting of DEI

10(g) 1995 Stock Option Plan for Non-Employee     Exhibit 20 to the Form S-8 Registration
      Directors                                   State-ment (No. 33-57811) of DEI, dated
                                                  Feb. 23, 1995

10(h) Amended and Restated 1990 Stock Incentive   Appendix B-2 to the Joint Proxy Statement/
      Plan and Rules                              Prospectus included in the Form S-4
                                                  Registration Statement (No. 33-64141) of
                                                  DEI, dated Nov. 13, 1995

10(i) Amended and Restated 1995 Stock Incentive   Exhibit 4.3 to the Form S-8 Registration
      Plan and Rules                              Statement (No. 333-74624) of the Company,
                                                  dated December 6, 2001

10(j) (i) 1987 Stock Incentive Plan and Rules and Exhibits 1(a), 1(b), 2(a) and 2(b),
      (ii) 1984 Stock Incentive Plan and Rules    respectively, to the Prospectus contained in
                                                  the Form S-8 Registration Statement (No. 33-
                                                  26106) of DEI, dated Dec. 20, 1988

10(k) Contingent Stock Award Rules under DEI's    Exhibit 10(t) to the 1986 Form 10-K of DEI
      1984 Stock Incentive Plan

10(l) Amendment, dated June 26, 2000, to the      Exhibit 10(b) to the Form 10-Q of the
      Company's Stock Incentive Plans             Company for the period ended June 30, 2000

10(m) Bonus Performance Plan for Executive        Exhibit 10(1) to the 1998 Form 10-K of the
      Officers                                    Company

10(n)                                             Exhibit 4.3 to the Form S-8 Registration
      1997 Non-Employee Directors Stock and       Statement (No. 333-31012) of the Company,
      Deferred Compensation Plan                  dated Feb. 24, 2000

10(o) Key Employees Deferred Compensation and     Exhibit 10(p) to the 1997 Form 10-K of the
      Retirement Plan                             Company

10(p) Group Personal Excess Liability Insur-ance  Exhibit 10(x) to the 1997 Form 10-K of the
      Plan                                        Company

10(q) Family Income Assurance Plan (summary       Exhibit 10(y) to the 1997 Form 10-K of the
      description)                                Company

10(u) Employee Stock Option Plan of Capital       Exhibit 10(f) to the 1992 Form 10-K of
      Cities/ABC, Inc., as amended                Capital Cities/ABC, Inc.


10(v) 1991 Stock Option Plan of Capital Cities/ Exhibit 6(a)(i) to the Form 10-Q of the
      ABC, Inc., as amended                       Company for the period ended Mar. 31,
                                                  1996

   21 Subsidiaries of the Company               Filed herewith

   23 Consent of PricewaterhouseCoopers LLP     Included herein at page 46

(b) Reports on Form 8-K

   The following current reports on Form 8-K were filed by the Company during the Company's fourth fiscal quarter:

   (i) Report filed July 30, 2001 (reporting agreement to acquire the common stock of Fox Family Worldwide, Inc.);

  (ii) Report filed September 21, 2001 (reporting repurchase of 50 million shares of the Company's common stock);

 (iii) Report filed September 24, 2001 (reporting issuance of the Company's 3.90% Global Notes due 2003 and 4.50% Global Notes due 2004, as well as commencement of the Company's $6,500,000,000 medium-term note program).

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         THE WALT DISNEY COMPANY
                          ------------------------------------------------------
                                              (Registrant)

Date: December 10, 2001 By:                 MICHAEL D. EISNER
                        --------------------------------------------------------
                          (Michael D. Eisner, Chairman of the Board and Chief
                                           Executive Officer)

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  Signature                                  Title                    Date
                  ---------                                  -----                    ----

  Principal Executive Officer                   Chairman of the Board and Chief December 10, 2001
  MICHAEL D. EISNER                               Executive Officer
---------------------------------------------
  (Michael D. Eisner)

  Principal Operating Officer                   President and Chief             December 10, 2001
  ROBERT A. IGER                                Operating Officer
---------------------------------------------
  (Robert A. Iger)

  Principal Financial and Accounting Officers   Senior Executive Vice President December 10, 2001
  THOMAS O. STAGGS                              and Chief Financial Officer
---------------------------------------------
  (Thomas O. Staggs)

  JOHN J. GARAND                                Executive Vice President -      December 10, 2001
---------------------------------------------   Planning and Control
  (John J. Garand)

  Directors

  REVETA F. BOWERS                              Director                        December 10, 2001
---------------------------------------------
  (Reveta F. Bowers)

  JOHN E. BRYSON                                Director                        December 10, 2001
---------------------------------------------
  (John E. Bryson)

  ROY E. DISNEY                                 Director                        December 10, 2001
---------------------------------------------
  (Roy E. Disney)

  MICHAEL D. EISNER                             Director                        December 10, 2001
---------------------------------------------
  (Michael D. Eisner)

  JUDITH L. ESTRIN                              Director                        December 10, 2001
---------------------------------------------
  (Judith L. Estrin)

  STANLEY P. GOLD                               Director                        December 10, 2001
---------------------------------------------
  (Stanley P. Gold)

        Signature             Title             Date
        ---------             -----             ----

  MONICA C. LOZANO           Director     December 10, 2001
--------------------------
  (Monica C. Lozano)

  GEORGE J. MITCHELL         Director     December 10, 2001
--------------------------
  (George J. Mitchell)

  THOMAS S. MURPHY           Director     December 10, 2001
--------------------------
  (Thomas S. Murphy)

  LEO J. O'DONOVAN, S.J.     Director     December 10, 2001
--------------------------
  (Leo J. O'Donovan, S.J.)

  SIDNEY POITIER             Director     December 10, 2001
--------------------------
  (Sidney Poitier)

  ROBERT A.M. STERN          Director     December 10, 2001
--------------------------
  (Robert A.M. Stern)

  ANDREA L. VAN DE KAMP      Director     December 10, 2001
--------------------------
  (Andrea L. Van de Kamp)

  RAYMOND L. WATSON          Director     December 10, 2001
--------------------------
  (Raymond L. Watson)

  GARY L. WILSON             Director     December 10, 2001
--------------------------
  (Gary L. Wilson)

                   THE WALT DISNEY COMPANY AND SUBSIDIARIES
              INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                                                                                 Page
                                                                                 ----
Report of Independent Accountants and Consent of Independent Accountants........  46
Consolidated Financial Statements of The Walt Disney Company and Subsidiaries
   Consolidated Statements of Income for the Years Ended September 30, 2001,
     2000 and 1999..............................................................  47
   Consolidated Balance Sheets as of September 30, 2001 and 2000................  48
   Consolidated Statements of Cash Flows for the Years Ended September 30,
     2001, 2000 and 1999........................................................  49
   Consolidated Statements of Stockholders' Equity for the Years Ended
     September 30, 2001, 2000 and 1999..........................................  50
   Notes to Consolidated Financial Statements...................................  51
   Quarterly Financial Summary..................................................  77

Schedules other than those listed above are omitted for the reason that they are not applicable or the required information is included in the financial statements or notes.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of The Walt Disney Company

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders' equity, and cash flows present fairly, in all material respects, the financial position of The Walt Disney Company and its subsidiaries (the Company) at September 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

Los Angeles, California
November 7, 2001

                      CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 33-26106, 33-35405, 33-39770, 33-57811, 333-91571,
333-31012 and 333-74624), Form S-3 (33-67870) and Form S-3/A (333-52659 and
333-34167) of The Walt Disney Company of our report dated November 7, 2001 related to the consolidated financial statements of The Walt Disney Company which appear in the Form 10-K.

PRICEWATERHOUSECOOPERS LLP

Los Angeles, California
December 7, 2001

                       CONSOLIDATED STATEMENTS OF INCOME
                     (In millions, except per share data)

Year Ended September 30                                                  2001      2000      1999
---------------------------------------------------------------------------------------------------
Revenues                                                             $ 25,269  $ 25,418  $ 23,455
Costs and expenses                                                    (21,670)  (21,660)  (20,030)
Amortization of intangible assets                                        (767)   (1,233)     (456)
Gain on sale of businesses                                                 22       489       345
Net interest expense and other                                           (417)     (497)     (612)
Equity in the income of investees                                         300       208      (127)
Restructuring and impairment charges                                   (1,454)      (92)     (172)
                                                                     --------  --------  --------
Income before income taxes, minority interests and the cumulative
  effect of accounting changes                                          1,283     2,633     2,403
Income taxes                                                           (1,059)   (1,606)   (1,014)
Minority interests                                                       (104)     (107)      (89)
                                                                     --------  --------  --------
Income before the cumulative effect of accounting changes                 120       920     1,300
Cumulative effect of accounting changes:
   Film accounting                                                       (228)       --        --
   Derivative accounting                                                  (50)       --        --
                                                                     --------  --------  --------
Net (loss) income                                                    $   (158) $    920  $  1,300
                                                                     ========  ========  ========
Earnings (loss) attributed to:
   Disney Common Stock:/ (1)/                                        $    (41) $  1,196  $  1,300
   Internet Group Common Stock                                           (117)     (276)       --
                                                                     --------  --------  --------
                                                                     $   (158) $    920  $  1,300
                                                                     ========  ========  ========
Earnings (loss) per share before the cumulative effect of accounting changes attributed to:
   Disney Common Stock:/ (1)/
       Diluted                                                       $   0.11  $   0.57  $   0.62
                                                                     ========  ========  ========
       Basic                                                         $   0.11  $   0.58  $   0.63
                                                                     ========  ========  ========
   Internet Group Common Stock (basic and diluted)                   $  (2.72) $  (6.18)      n/a
                                                                     ========  ========  ========
Cumulative effect of accounting changes per Disney Share
   Film Accounting                                                   $  (0.11) $     --  $     --
   Derivative Accounting                                                (0.02)       --        --
                                                                     --------  --------  --------
                                                                     $  (0.13) $     --  $     --
                                                                     ========  ========  ========
Earnings (loss) per share attributed to:
   Disney Common Stock:/(1)/
       Diluted                                                       $  (0.02) $   0.57  $   0.62
                                                                     ========  ========  ========
       Basic                                                         $  (0.02) $   0.58  $   0.63
                                                                     ========  ========  ========
   Internet Group Common Stock (basic and diluted)                   $  (2.72) $  (6.18)      n/a
                                                                     ========  ========  ========
Average number of common and common equivalent shares
  outstanding:
   Disney Common Stock:
       Diluted                                                          2,100     2,103     2,083
                                                                     ========  ========  ========
       Basic                                                            2,085     2,074     2,056
                                                                     ========  ========  ========
   Internet Group (basic and diluted)                                      43        45       n/a
                                                                     ========  ========  ========

--------
(1) Including Disney's retained interest in the Internet Group. Disney's as-reported retained interest in the Internet Group reflects 100% of Internet Group losses through November 17, 1999, approximately 72% for the period from November 18, 1999 through January 28, 2001 (the last date prior to the announcement of the conversion of the Internet Group common stock) and 100% thereafter.

                See Notes to Consolidated Financial Statements

                          CONSOLIDATED BALANCE SHEETS
                     (In millions, except per share data)

September 30                                                                     2001     2000
------------------------------------------------------------------------------------------------
ASSETS
Current Assets
   Cash and cash equivalents                                                  $   618  $   842
   Receivables                                                                  3,343    3,599
   Inventories                                                                    671      702
   Television costs                                                             1,175    1,162
   Deferred income taxes                                                          622      623
   Other assets                                                                   600      635
                                                                              -------  -------
       Total current assets                                                     7,029    7,563
Film and television costs                                                       5,235    5,339
Investments                                                                     2,061    2,270
Parks, resorts and other property, at cost
   Attractions, buildings and equipment                                        19,089   16,610
   Accumulated depreciation                                                    (7,728)  (6,892)
                                                                              -------  -------
                                                                               11,361    9,718
   Projects in progress                                                           911    1,995
   Land                                                                           635      597
                                                                              -------  -------
                                                                               12,907   12,310
Intangible assets, net                                                         14,540   16,117
Other assets                                                                    1,927    1,428
                                                                              -------  -------
                                                                              $43,699  $45,027
                                                                              =======  =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable and other accrued liabilities                             $ 4,603  $ 5,161
   Current portion of borrowings                                                  829    2,502
   Unearned royalties and other advances                                          787      739
                                                                              -------  -------
       Total current liabilities                                                6,219    8,402
Borrowings                                                                      8,940    6,959
Deferred income taxes                                                           2,730    2,833
Other long term liabilities, unearned royalties and other advances              2,756    2,377
Minority interests                                                                382      356
Commitments and contingencies
Stockholders' Equity
   Preferred stock, $.01 par value
       Authorized--100 million shares, Issued - none
   Common stock
       Common stock--Disney, $.01 par value
          Authorized--3.6 billion shares, Issued - 2.1 billion shares          12,096    9,920
       Common stock--Internet Group, $.01 par value
          Authorized--1.0 billion shares
          Issued--45.3 million shares as of September 30, 2000                     --    2,181
   Retained earnings                                                           12,171   12,767
   Accumulated other comprehensive income                                          10      (28)
                                                                              -------  -------
                                                                               24,277   24,840
   Treasury stock, at cost, 81.4 million and 31 million Disney shares          (1,395)    (689)
   Shares held by TWDC Stock Compensation Fund II, at cost
       Disney--8.6 million and 1.1 million shares                                (210)     (40)
       Internet Group--0.9 million shares as of September 30, 2000                 --      (11)
                                                                              -------  -------
                                                                               22,672   24,100
                                                                              -------  -------
                                                                              $43,699  $45,027
                                                                              =======  =======

                See Notes to Consolidated Financial Statements

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In millions)

Year Ended September 30                                         2001     2000     1999
----------------------------------------------------------------------------------------
NET INCOME (LOSS)                                            $  (158) $   920  $ 1,300
OPERATING ITEMS NOT REQUIRING CASH
   Depreciation                                                  987      962      851
   Amortization of intangible assets                             767    1,233      456
   Cumulative effect of accounting changes                       278       --       --
   Restructuring and impairment charges                        1,247       92       70
   Gain on sale of businesses                                    (22)    (489)    (345)
   Equity in the income of investees                            (300)    (208)     127
   Minority interests                                            104      107       89
   Other                                                         187      303      205
CHANGES IN
   Receivables                                                   279      205      376
   Inventories                                                    54       65      103
   Other assets                                                   33      183     (165)
   Accounts and taxes payable and other accrued liabilities     (283)     (41)     388
   Film and television costs                                    (183)     192     (867)
   Deferred income taxes                                          58      231      (20)
                                                             -------  -------  -------
                                                               3,206    2,835    1,268
                                                             -------  -------  -------
   Cash provided by operations                                 3,048    3,755    2,568
                                                             -------  -------  -------
INVESTING ACTIVITIES
   Investments in parks, resorts and other property           (1,795)  (2,013)  (2,134)
   Acquisitions (net of cash acquired)                          (480)     (34)    (319)
   Dispositions                                                  137      913       --
   Proceeds from sale of investments                             235      207      202
   Purchases of investments                                      (88)     (82)     (39)
   Investments in Euro Disney                                     --      (91)      --
   Other                                                         (24)       9       --
                                                             -------  -------  -------
   Cash used by investing activities                          (2,015)  (1,091)  (2,290)
                                                             -------  -------  -------
FINANCING ACTIVITIES
   Borrowings                                                  3,070    1,117    2,306
   Reduction of borrowings                                    (2,807)  (2,494)  (2,031)
   Repurchases of common stock                                (1,073)    (166)     (19)
   Commercial paper borrowings, net                             (186)    (741)    (451)
   Exercise of stock options and other                           177      482      204
   Dividends                                                    (438)    (434)      --
                                                             -------  -------  -------
   Cash (used) provided by financing activities               (1,257)  (2,236)       9
                                                             -------  -------  -------
(Decrease) increase in cash and cash equivalents                (224)     428      287
Cash and cash equivalents, beginning of year                     842      414      127
                                                             -------  -------  -------
Cash and cash equivalents, end of year                       $   618  $   842  $   414
                                                             =======  =======  =======
Supplemental disclosure of cash flow information:
   Interest paid                                             $   625  $   583  $   659
                                                             =======  =======  =======
   Income taxes paid                                         $   881  $ 1,170  $   721
                                                             =======  =======  =======

                See Notes to Consolidated Financial Statements

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     (In millions, except per share data)

                                                                                                  TWDC Stock
                                                                           Accumulated           Compensation
                                      Shares      Common Stock            Other Compre-           Fund /(1)/
                                    ----------  ---------------  Retained    hensive    Treasury -----------  Stockholders'
                                     DIS   DIG    DIS     DIG    Earnings    Income      Stock    DIG   DIG   Equity Total
-------------------------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1998       2,050   --  $ 8,995 $    --  $10,981      $ 13      $  (593) $  (8) $ --     $19,388
   Exercise of stock options, net      14   --      329      --       --        --          (12)    17    --         334
   Common stock reissued                1   --       --      --       --        --           --     10    --          10
   Common stock repurchased            (1)  --       --      --       --        --           --    (19)   --         (19)
   Other comprehensive income
    (net of tax benefit of $30
    million)                           --   --       --      --       --       (38)          --     --    --         (38)
   Net income                          --   --       --      --    1,300        --           --     --    --       1,300
                                    -----  ---  ------- -------  -------      ----      -------  -----  ----     -------
BALANCE AT SEPTEMBER 30, 1999       2,064   --    9,324      --   12,281       (25)        (605)    --    --      20,975
   Common stock issued                 --   44       --   2,149       --        --           --     --    --       2,149
   Exercise of stock options, net      27    2      596      32       --        --          (84)   115    --         659
   Common stock repurchased            (5)  (1)      --      --       --        --           --   (155)  (11)       (166)
   Dividends ($0.21 per Disney
    share)                             --   --       --      --     (434)       --           --     --    --        (434)
   Other comprehensive income
    (net of tax benefit of $2
    million)                           --   --       --      --       --        (3)          --     --    --          (3)
   Net income                          --   --       --      --      920        --           --     --    --         920
                                    -----  ---  ------- -------  -------      ----      -------  -----  ----     -------
BALANCE AT SEPTEMBER 30, 2000       2,086   45    9,920   2,181   12,767       (28)        (689)   (40)  (11)     24,100
   Common stock issued
    (cancellation)                     --   (1)      --     (22)      --        --           --     --    --         (22)
   Exercise of stock options, net       8   --       17      --       --        --           --    208    --         225
   Common stock repurchased           (64)  (2)      --      --       --        --         (706)  (357)  (10)     (1,073)
   Conversion of DIG shares             8  (42)   2,159  (2,159)      --        --           --    (21)   21          --
   Dividends ($0.21 per Disney
    share)                             --   --       --      --     (438)       --           --     --    --        (438)
   Other comprehensive income
    (net of tax expense of $23
    million)                           --   --       --      --       --        38           --     --    --          38
   Net loss                            --   --       --      --     (158)       --           --     --    --        (158)
                                    -----  ---  ------- -------  -------      ----      -------  -----  ----     -------
BALANCE AT SEPTEMBER 30,
 2001                               2,038   --  $12,096 $    --  $12,171      $ 10      $(1,395) $(210) $ --     $22,672
                                    =====  ===  ======= =======  =======      ====      =======  =====  ====     =======

--------
(1) The TWDC Stock Compensation Fund was established pursuant to the repurchase program to acquire shares of Company common stock for the purpose of funding certain stock-based compensation (See Note 8).

Comprehensive income (loss) is as follows:

                                                         2001   2000   1999
                                                         -----  ----  ------
Net income (loss)                                        $(158) $920  $1,300
Cumulative effect of adoption of SFAS 133, net of tax       60    --      --
Cumulative translation and other adjustments, net of tax   (22)   (3)    (38)
                                                         -----  ----  ------
Comprehensive income (loss)                              $(120) $917  $1,262
                                                         =====  ====  ======

                See Notes to Consolidated Financial Statements

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Tabular dollars in millions, except per share amounts)

1 Description of the Business and Summary of Significant Accounting Policies

   The Walt Disney Company, together with its subsidiaries (the Company), is a diversified worldwide entertainment company with operations in the following businesses: Media Networks, Parks & Resorts, Studio Entertainment and Consumer Products. During the year, the Company changed the reporting structure of the businesses that comprise the Internet Group and, accordingly, no longer reports the Internet Group as a separate business segment.

MEDIA NETWORKS
   The Company operates the ABC Television Network and the ABC Radio Networks, which have affiliated stations providing coverage to households throughout the United States. The Company also owns television and radio stations, most of which are affiliated with either the ABC Television Network or the ABC Radio Networks. The Company's cable and international broadcast operations are principally involved in the production and distribution of cable television programming, the licensing of programming to domestic and international markets and investing in foreign television broadcasting, production and distribution entities. Primary cable programming services, which operate through consolidated subsidiary companies, are ESPN-branded networks, the Disney Channel, Disney Channel Worldwide, SoapNet and Toon Disney. Other programming services that operate through joint ventures, and are accounted for under the equity method, include A&E Television Networks, Lifetime Entertainment Services and E! Entertainment Television. The Company also produces original television programming for network, first-run syndication, pay and international syndication markets. Additionally, the Company operates ABC, ESPN, Disney and family-branded Internet web site businesses.

PARKS & RESORTS
   The Company operates the Walt Disney World Resort in Florida and the Disneyland Resort in California. The Walt Disney World Resort includes the Magic Kingdom, Epcot, Disney-MGM Studios and Disney's Animal Kingdom, thirteen resort hotels and a complex of villas and suites, a retail, dining and entertainment complex, a sports complex, conference centers, campgrounds, golf courses, water parks and other recreational facilities. In addition, Disney Cruise Line is operated out of Port Canaveral, Florida. The Disneyland Resort includes Disneyland, Disney's California Adventure, the Disney's Grand Californian Hotel, Disneyland Hotel, Disney's Paradise Pier Hotel and Downtown Disney. Disney's Regional Entertainment designs, develops and operates sports-themed dining and entertainment facilities operating as ESPN Zone. The Company earns royalties on revenues generated by the Tokyo Disneyland Resort, which includes two theme parks and two Disney-branded hotels, near Tokyo, Japan, and is owned and operated by an unrelated Japanese corporation. The Company has an investment in Euro Disney S.C.A. (Euro Disney), a publicly held French entity that operates Disneyland Resort Paris and earns royalties on Disneyland Resort Paris revenues. A Company subsidiary also receives management fees from Euro Disney. The Company's Walt Disney Imagineering unit designs and develops new theme park concepts and attractions, as well as resort properties. The Company also manages and markets vacation ownership interests in the Disney Vacation Club. Included in Parks & Resorts are the Company's National Hockey League franchise, the Mighty Ducks of Anaheim, and the Anaheim Angels, a Major League Baseball team.

STUDIO ENTERTAINMENT
   The Company produces and acquires live-action and animated motion pictures for distribution to the theatrical, home video and television markets. The Company also produces original animated television programming for network, first-run syndication, pay and international syndication markets, stage plays and musical recordings. The Company distributes these products through its own distribution and marketing companies in the United States and most foreign markets under the Walt Disney Pictures, Touchstone Pictures, Hollywood Pictures, Miramax and Dimension banners.

CONSUMER PRODUCTS
   The Company licenses the name "Walt Disney," as well as the Company's characters, visual and literary properties, to various consumer manufacturers, retailers, show promoters and publishers throughout the world. The Company also engages in direct retail distribution, principally through the Disney Stores, and produces books and magazines for the general public in the United States and Europe. In addition, the Company produces audio and computer software products for the entertainment market, as well as film, video and computer software products for the educational marketplace. The Company's Direct Marketing business operates the Disney Catalog, which markets Disney-themed merchandise through the direct mail channel. Catalog offerings include merchandise developed exclusively for the Disney Catalog and DisneyStore.com, as well as products from the Disney Store, other internal Disney partners and Disney licensees.

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

Accounting Changes
   Effective October 1, 2000, the Company adopted two new accounting pronouncements, AICPA Statement of Position No. 00-2, Accounting by Producers or Distributors of Films (SOP 00-2) and Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), subsequently amended by Statement of Financial Accounting Standards No. 138 (SFAS 138).

   SOP 00-2 establishes new accounting standards for producers and distributors of films, which resulted in changes in revenue recognition and accounting for exploitation costs, including advertising and marketing expenses and development and overhead costs. As a result of the adoption of SOP 00-2, the Company recorded a one-time after-tax charge of $228 million, or $0.11 per share, representing the cumulative effect of the adoption. The charge represents costs that were capitalized as of September 30, 2000, that would have been expensed under the new rules. The adoption of SOP 00-2 did not have a material impact on the current fiscal year's operating results.

   SFAS 133 and SFAS 138 require that the Company record all derivatives on the balance sheet at fair value. There are two types of derivatives into which the Company enters: hedges of fair value exposure and hedges of cash flow exposure. Hedges of fair value exposure are entered into in order to hedge the fair value of a recognized asset or liability, or a firm commitment. Hedges of cash flow exposure are entered into in order to hedge a forecasted transaction or the variability of cash flows to be paid related to a recognized liability. On the date on which the derivative contract is executed, the

Company designates the derivative as either a fair value hedge or a cash flow hedge. Changes in derivative fair values that are designated as fair value hedges are recognized in earnings as offsets to the changes in fair value of related hedged assets, liabilities and firm commitments. Changes in the derivative fair values that are designated as cash flow hedges are deferred and recorded as a component of accumulated other comprehensive income (AOCI) until the hedged transactions occur and are recognized in earnings. The ineffective portion of a hedging derivative's change in fair value is immediately recognized in earnings. Derivatives that are executed for risk management purposes but not designated as hedges under SFAS 133 and SFAS 138 are recorded at their market value and recognized in current earnings.

   The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking various hedge transactions. The Company links all hedges that are designated as fair value hedges to specific assets or liabilities on the balance sheet or to specific firm commitments. The Company links all hedges that are designated as cash flow hedges to forecasted transactions or to floating-rate liabilities on the balance sheet. The Company also assesses, both at the inception of the hedge and on an on-going basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. Should it be determined that a derivative is not highly effective as a hedge, the Company will discontinue hedge accounting prospectively.

   As a result of adopting SFAS 133 as of October 1, 2000, and in accordance with the transition provisions, the Company recorded a one-time after-tax charge of $50 million, or $0.02 per share, in its Consolidated Statements of Income representing the cumulative effect of the adoption, and an after-tax unrealized gain of $60 million to AOCI. Amounts expected to be reclassified to earnings over the next twelve months are not material. The Company reclassified a $16 million after-tax gain from AOCI to earnings during fiscal 2001, which was offset by net losses on items being hedged. The adoption of SFAS 133 did not have a material impact on the current fiscal year's operating results.

   During the year, the Company recorded the change in value related to cash flow hedges to AOCI, which was not material. In addition, the Company reclassified deferred losses related to certain cash flow hedges from AOCI to earnings, due to the uncertainty of the timing of the original forecasted transaction.

   During the year, the Company recorded the change in fair market value related to fair value hedges and the ineffectiveness related to cash flow hedges to earnings. These amounts were not material.

   In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS 141), and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). They also issued Statement of Financial Accounting Standards No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets (SFAS 143), and Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), in August and October 2001, respectively.

   SFAS 141 requires all business combinations initiated after June 30, 2001 be accounted for under the purchase method. SFAS 141 supersedes APB Opinion No. 16, Business Combinations, and Statement of Financial Accounting Standards No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises, and is effective for all business combinations initiated after June 30, 2001.

   SFAS 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets. Under the new rules, the Company is no longer required to amortize goodwill and other intangible assets with indefinite lives, but will be subject to periodic testing for impairment.

SFAS 142 supersedes APB Opinion No. 17, Intangible Assets. Effective October 1, 2001, the Company will adopt SFAS 142 and is evaluating the effect that such adoption may have on its consolidated results of operations and financial position. However, the Company expects that a substantial amount of its intangible assets will no longer be amortized.

   SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The Company expects that the provisions of SFAS 143 will not have a material impact on its consolidated results of operations and financial position upon adoption. The Company plans to adopt SFAS 143 effective October 1, 2002.

   SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 superseded Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (SFAS 121), and APB Opinion No. 30, Reporting the Results of Operations-- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively. The Company plans to adopt SFAS 144 effective October 1, 2001 and does not expect that the adoption will have a material impact on its consolidated results of operations and financial position.

Use of Estimates
   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Actual results may differ from those estimates.

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

   Internet advertising revenues are recognized on the basis of impression views in the period the advertising is displayed, provided that no significant obligations remain and collection of the resulting receivable is probable. Direct marketing and Internet-based merchandise revenues are recognized upon shipment to customers.

   Merchandise licensing advance and guarantee payments are recognized when the underlying royalties are earned.

   Revenues from advance theme park ticket sales are recognized when the tickets are used. Revenues from participants at the theme parks are generally recorded over the period of the applicable agreements commencing with the opening of the related attraction.

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

Film and Television Costs
   Film and television costs that are produced for sale to third parties are stated at the lower of cost, less accumulated amortization, or fair value. Programming costs for the Company's television and cable networks are stated at the lower of cost, less accumulated amortization, or net realizable value. Television broadcast program licenses and rights and related liabilities are recorded when the license period begins and the program is available for use.

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

   Estimates of total gross revenues can change significantly due to a variety of factors, including the level of market acceptance of film and television products, advertising rates and subscriber fees. Accordingly, revenue estimates are reviewed periodically and amortization is adjusted, if necessary. Such adjustments could have a material effect on results of operations in future periods. The net realizable value of television broadcast program licenses and rights is reviewed using a daypart methodology.

Parks, Resorts and Other Property
   Parks, resorts and other property are carried at cost. Depreciation is computed on the straight-line method based upon estimated useful lives ranging from three to fifty years.

Intangible and Other Assets
   Intangible assets are amortized over periods ranging from two to forty years. The Company continually reviews the recoverability of the carrying value of these assets using the methodology prescribed in SFAS 121. The Company also reviews long-lived assets and the related intangible assets for impairment whenever events or changes in circumstances indicate the carrying amounts of such assets may not be recoverable. Upon such an occurrence, recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate, to the carrying amount, including associated intangible assets, of such operation. If the operation is determined to be unable to recover the carrying amount of its assets, then intangible assets are written down first, followed by the other long-lived assets of the operation, to fair value. Fair value is determined based on discounted cash flows, appraised values or management's estimates, depending upon the nature of the assets.

Risk Management Contracts
   In the normal course of business, the Company employs a variety of financial instruments to manage its exposure to fluctuations in interest, foreign currency exchange rates and investments in equity and debt securities, including interest rate and cross-currency swap agreements; forward, option and swaption contracts, and interest rate caps.

   The Company designates and assigns the financial instruments as hedges of forecasted transactions, specific assets, or specific liabilities. When hedged assets or liabilities are sold or extinguished or the forecasted transactions being hedged are no longer expected to occur, the Company recognizes the gain or loss on the designated hedging financial instruments.

   Option premiums and unrealized losses on forward contracts and the accrued differential for interest rate and cross-currency swaps to be received under the agreements are recorded in the balance sheet as other assets. Unrealized gains on forward contracts and the accrued differential for interest rate and cross-currency swaps to be paid under the agreements are included in accounts payable and other accrued liabilities. Realized gains and losses from hedges are classified in the income statement consistent with the accounting treatment of the items being hedged. The Company accrues the differential for interest rate and cross-currency swaps to be paid or received under the agreements as interest and exchange rates shift as adjustments to net interest expense over the lives of the swaps. Gains and losses on the termination of effective swap agreements, prior to their original maturity, are deferred and amortized to net interest expense over the remaining term of the underlying hedged transactions.

   Cash flows from hedges are classified in the Consolidated Statements of Cash Flows under the same category as the cash flows from the related assets, liabilities or forecasted transactions (see Notes 5 and 12).

Earnings Per Share
   The Company presents both basic and diluted earnings per share (EPS) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the year. Diluted EPS amounts are based upon the weighted average number of common and common equivalent shares outstanding during the year. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect. The difference between basic and diluted EPS, for the Company, is solely attributable to stock options. The Company uses the treasury stock method to calculate the impact of outstanding stock options. Stock options for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the calculation.

   For the years ended September 30, 2001, 2000 and 1999, options for 81 million, 20 million and 28 million shares, respectively, were excluded from the diluted EPS calculation for Disney common stock because they were anti-dilutive.

Stock Options
   The Company uses the intrinsic-value method of accounting for stock-based awards granted to employees and, accordingly, does not recognize compensation expense for its stock-based awards to employees in the Consolidated Statements of Income. See Note 9 for pro forma information on the impact of the fair-value method of accounting for stock options.

Reclassifications
   Certain reclassifications have been made in the 2000 and 1999 financial statements to conform to the 2001 presentation.

2 Acquisitions and Dispositions

   On March 20, 2001, the Company converted all of its outstanding Internet Group common stock into Disney common stock, resulting in the issuance of approximately 8.6 million shares of Disney common stock. For the year ended September 30, 2001, as-reported earnings attributed to Disney common stock reflect approximately 72% of Internet Group losses from October 1, 2000 through January 28, 2001 (the last date prior to the announcement of the conversion), and 100% thereafter. In addition, the Company has ceased the operations of the GO.com portal business, which resulted in restructuring and impairment charges of $878 million in the current year (see Note 14).

   In November 1999, the Company sold Fairchild Publications, which it had acquired as part of the 1996 acquisition of ABC, Inc., generating a pre-tax gain of $243 million.

   The Company's consolidated results of operations have incorporated Infoseek's activity, on a consolidated basis, from November 18, 1999, the date on which the Company completed its acquisition of Infoseek, and the activity of Fairchild Publications through the date of its disposal. The unaudited pro forma information below presents combined results of operations as if the disposition of Fairchild Publications, the acquisition of Infoseek, the conversion of the Internet Group common stock into Disney common stock, the closure of the GO.com portal business and the adoption of the new film accounting rules (see Note 1) had occurred at the beginning of fiscal 2000, excluding the one-time impacts of those events. The pro forma amounts below for the prior year exclude charges for purchased in-process research and development costs of $23 million related to the Infoseek acquisition. The unaudited pro forma information is not necessarily indicative of the results of operations had these events actually occurred at the beginning of fiscal 2000, nor is it necessarily indicative of future results.

                                                                     Year Ended September 30,
                                                                           (unaudited)
                                                                     ------------------------
(in millions, except for per share data)                                 2001        2000
----------------------------------------                               -------    -----------
Revenues                                                             $25,256      $25,356
Income before cumulative effect of accounting changes                $ 1,157      $ 1,540
Net income                                                           $   879      $ 1,540
Diluted earnings per share excluding cumulative effect of accounting
  changes                                                            $  0.55      $  0.73
Diluted earnings per share including cumulative effect of accounting
  changes                                                            $  0.42      $  0.73

   The gain on the sale of Fairchild Publications is reported in the line "gain on sale of businesses" in the Consolidated Statements of Income. Also reported in this line item are pre-tax gains on the sales of Starwave Corporation in fiscal 1999 ($345 million), Eurosport and Ultraseek Corporation in fiscal 2000 ($93 million and $153 million, respectively) and Infoseek Japan K.K. in the current year ($22 million).

3 Investment in Euro Disney

   Euro Disney operates the Disneyland Paris theme park and resort complex on a 4,800-acre site near Paris, France. The Company accounts for its 39% ownership interest in Euro Disney using the equity method of accounting. As of September 30, 2001, the Company's recorded investment in Euro Disney, including accounts and notes receivable, was $344 million.

   In connection with the financial restructuring of Euro Disney in 1994, Euro Disney Associes S.N.C. (Disney SNC), a wholly-owned affiliate of the Company, entered into a lease arrangement with a noncancelable term of 12 years related to substantially all of the Disneyland Paris theme park assets, and then entered into a 12-year sublease agreement with Euro Disney. Remaining lease rentals at September 30, 2001 of approximately $801 million receivable from Euro Disney under the sublease approximate the amounts payable by Disney SNC under the lease. At the conclusion of the sublease term, Euro Disney will have the option to assume Disney SNC's rights and obligations under the lease. If Euro Disney does not exercise its option, Disney SNC may purchase the assets, continue to lease the assets or elect to terminate the lease, in which case Disney SNC would make a termination payment to the lessor equal to 75% of the lessor's then outstanding debt related to the theme park assets, estimated to be $1.1 billion; Disney SNC could then sell or lease the assets on behalf of the lessor to satisfy the remaining debt, with any excess proceeds payable to Disney SNC.

   Also, as part of the restructuring, the Company agreed to arrange for the provision of a 10-year unsecured standby credit facility of approximately $152 million, upon request, bearing interest at the Paris Interbank Offered Rate (PIBOR). As of September 30, 2001, there were no amounts outstanding under this facility. However, it is expected that Euro Disney will draw on this line of credit during fiscal 2002. The Company also agreed, as long as any of the restructured debt is outstanding, to maintain ownership of at least 25% of the outstanding common stock of Euro Disney through June 2004 and at least 16.67% for an additional term thereafter.

   After a five-year waiver resulting from the restructuring, royalties and management fees from Euro Disney were partially reinstated beginning fiscal year 1999. As a result, the Company earned approximately $28 million, $30 million and $33 million in royalties and management fees in fiscal year 2001, 2000 and 1999, respectively. Royalties are to be fully reinstated beginning in fiscal year 2004, with management fees progressively reinstated through fiscal year 2018.

   In November 1999, Euro Disney stockholders approved an increase in share capital through an equity rights offering. The offering raised $238 million. The net proceeds were used to partially finance the construction of a second theme park, The Walt Disney Studios, adjacent to the Disneyland Paris theme park. The Company subscribed to approximately $91 million of the equity rights offering, maintaining its 39% interest in Euro Disney. The Walt Disney Studios is expected to open in March 2002.

4 Film and Television Costs

                                      2001   2000
                                     ------ ------
Theatrical film costs
   Released, less amortization       $2,324 $2,571
   Completed, not released              445    274
   In-process                         1,103  1,225
   In development or pre-production     143    145
                                     ------ ------
                                      4,015  4,215
                                     ------ ------
Television costs
   Released, less amortization          649    682
   Completed, not released               62     42
   In-process                           407    328
   In development or pre-production      41     33
                                     ------ ------
                                      1,159  1,085
                                     ------ ------
Television broadcast rights           1,236  1,201
                                     ------ ------
                                      6,410  6,501
Less current portion                  1,175  1,162
                                     ------ ------
Non-current portion                  $5,235 $5,339
                                     ====== ======

   Based on management's total gross revenue estimates as of September 30, 2001, approximately 54% of completed and unamortized film, television costs and television broadcast rights (excluding amounts allocated to acquired film libraries) are expected to be amortized during fiscal 2002, and approximately 80% during the next three years. As of September 30, 2001, the Company estimated that approximately $154 million of accrued participation liabilities will be payable in fiscal year 2002.

5 Borrowings

   The Company's borrowings at September 30, 2001 and 2000, including interest rate swaps designated as hedges, are summarized below.

                                                                2001
                                 -------------------------------------------------------------------

                                                   Interest rate and cross-
                                                      currency swaps (f)
                                           Stated  ------------------------ Effective
                                          Interest     Pay          Pay     Interest
                                 Balance  Rate (e)    Float        Fixed    Rate (g)  Swap Maturities
                                 -------  --------    ------     -----      --------- ---------------
Commercial paper due 2002 (a)    $  754      3.9%  $   --        $700          5.6%      2002-2004
U.S. dollar notes and debentures
 due 2002-2093 (h) (i)            8,921      5.9%   4,227          --          4.8%      2002-2021
Dual currency and foreign notes
 due 2003 (c)                        42     14.0%      42          --          3.5%        2003
Other due 2002-2027                  52      4.3%      --          --          n/a          n/a
                                 ------
                                  9,769      5.8%      --          --
Less current portion                829                --          --
                                 ------               ------     ----
Total long-term borrowings       $8,940            $4,269        $700
                                 ======               ======     ====

                                                                2000
                                 -------------------------------------------------------------------

                                                   Interest rate and cross-
                                                      currency swaps (f)
                                           Stated  ------------------------ Effective
                                          Interest     Pay          Pay     Interest
                                 Balance  Rate (e)    Float        Fixed    Rate (g)  Swap Maturities
                                 -------  --------    ------     -----      --------- ---------------
Commercial paper due 2001(a)     $  940      6.5%  $   --        $900          5.5%      2001-2002
U.S. dollar notes and debentures
 due 2001-2093 (b) (h)            7,578      6.4%   3,472          --          6.8%      2001-2030
Dual currency and foreign notes
 due 2001-2003 (c)                  146      6.9%     146          --          6.5%      2001-2003
Senior participating notes due
 2001 (d)                           469      4.2%      --          --          n/a          n/a
Other due 2001-2027                 328      6.4%      --          --          n/a          n/a
                                 ------
                                  9,461      6.3%      --          --
Less current portion              2,502                --          --
                                 ------               ------     ----
Total long-term borrowings       $6,959            $3,618        $900
                                 ======               ======     ====

--------
(a) As of September 30, 2001, the Company has established bank facilities totaling $4.5 billion, which expire in one to four years. Under the bank facilities, the Company has the option to borrow at various interest rates. Commercial paper is classified as long-term since the Company intends to refinance these borrowings on a long-term basis through continued commercial paper borrowings supported by available bank facilities.
(b) Includes $571 million in 2000 of minority interest in a real estate investment trust established by the Company.
(c) Amounts at September 30, 2001 are denominated in South African rands. Amounts at September 30, 2000 are denominated in Swiss francs and South African rands.
(d) Additional interest was paid based on the performance of designated portfolios of films. The effective interest rate was 6.5% at September 30, 2000.
(e) The stated interest rate represents the weighted-average coupon rate for each category of borrowings. For floating rate borrowings, interest rates are based upon the rates at September 30, 2001 and 2000; these rates are not necessarily an indication of future interest rates.
(f) Amounts represent notional values of interest rate swaps.
(g) The effective interest rate reflects the effect of interest rate and cross-currency swaps entered into with respect to certain of these borrowings as indicated in the "Pay Float" and "Pay Fixed" columns.
(h) Includes $102 million in 2001 and 2000 of mandatorily redeemable preferred stock maturing in 2004.
(i) Includes a $230 million write-up in 2001 due to market value adjustments for debt with qualifying hedges that are recorded as assets on the balance sheet.

   Borrowings, excluding market value adjustments and commercial paper have the following scheduled maturities:

2002                          $  829
2003                             760
2004                           2,657
2005                             845
2006                           1,522
Thereafter                     2,172
                              ------
                              $8,785
                              ======

   The Company capitalizes interest on assets constructed for its parks, resorts and other property, and on theatrical and television productions in process. In 2001, 2000 and 1999, respectively, total interest costs incurred were $606 million, $702 million and $826 million, of which $94 million, $132 million and $109 million were capitalized.

6 Income Taxes

                                                                               2001     2000    1999
------------------------------------------------------------------------------------------------------
Income Before Income Taxes, Minority Interests and the Cumulative Effect of
  Accounting Changes
Domestic (including U.S. exports)                                           $ 1,076  $ 2,509  $2,288
Foreign subsidiaries                                                            207      124     115
                                                                            -------  -------  ------
                                                                            $ 1,283  $ 2,633  $2,403
                                                                            =======  =======  ======
Income Tax Provision
Current
   Federal                                                                  $   721  $   977  $  715
   State                                                                         82      182     140
   Foreign (including withholding)                                              198      177     174
                                                                            -------  -------  ------
                                                                              1,001    1,336   1,029
                                                                            -------  -------  ------
Deferred
   Federal                                                                       (8)     247     (21)
   State                                                                         66       23       6
                                                                            -------  -------  ------
                                                                                 58      270     (15)
                                                                            -------  -------  ------
                                                                            $ 1,059  $ 1,606  $1,014
                                                                            =======  =======  ======
Components of Deferred Tax Assets and Liabilities
Deferred tax assets
   Accrued liabilities                                                      $(1,087) $  (990)
   Foreign subsidiaries                                                        (156)    (149)
   Loss and credit carryforwards                                               (195)    (117)
                                                                            -------  -------
       Total deferred tax assets                                             (1,438)  (1,256)
                                                                            -------  -------
Deferred tax liabilities
   Depreciable, amortizable and other property                                2,663    2,541
   Licensing revenues                                                           115      132
   Leveraged leases                                                             316      323
   Investment in Euro Disney                                                    232      207
   Other, net                                                                   166      209
                                                                            -------  -------
       Total deferred tax liabilities                                         3,492    3,412
                                                                            -------  -------
Net deferred tax liability before valuation allowance                         2,054    2,156
Valuation allowance                                                              54       54
                                                                            -------  -------
Net deferred tax liability                                                  $ 2,108  $ 2,210
                                                                            =======  =======
Reconciliation of Effective Income Tax Rate
Federal income tax rate                                                        35.0%    35.0%   35.0%
Nondeductible amortization of intangible assets                                18.1     14.8     5.8
State taxes, net of federal income tax benefit                                  7.5      5.1     4.0
Dispositions                                                                    1.4      7.5      --
Impairment of intangible assets                                                20.6       --      --
Foreign sales corporation                                                      (1.9)    (1.2)   (1.3)
Other, net                                                                      1.8     (0.2)   (1.3)
                                                                            -------  -------  ------
                                                                               82.5%    61.0%   42.2%
                                                                            =======  =======  ======

   Deferred tax assets at September 30, 2001 and 2000 were reduced by a valuation allowance relating to a portion of the tax benefits attributable to certain net operating losses (NOLs) reflected on state tax returns of Infoseek and its subsidiaries for periods prior to the Infoseek acquisition on November 18, 1999 (see Note 2), where applicable state tax laws limit the utilization of such NOLs. Since the valuation allowance relates to acquired deferred tax assets, the subsequent realization of these tax benefits would result in the application of the allowance amount as a reduction to goodwill.

   At September 30, 2001, approximately $191 million of foreign tax credit carryforwards was available as credits against future income taxes. Foreign tax credit carryforwards will expire between the years 2003 and 2006.

   In 2001, 2000 and 1999, income tax benefits attributable to employee stock option transactions of $48 million, $197 million and $96 million, respectively, were allocated to stockholders' equity.

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

                                                                               Postretirement
                                                               Pension Plans   Benefit Plans
                                                             ----------------  -------------
                                                              2001     2000     2001   2000
                                                             -------  -------  -----   -----
Reconciliation of funded status of the plans and the amounts included in the Company's Consolidated Balance Sheets:
Projected benefit obligations
   Beginning obligations                                     $(1,825) $(1,779) $(413)  $(291)
   Service cost                                                  (90)     (87)   (13)    (10)
   Interest cost                                                (143)    (131)   (33)    (21)
   Amendments                                                    (10)      --     --     (24)
   Actuarial gains (losses)                                     (146)      89   (139)    (80)
   Benefits paid                                                  83       78     13      13
   Curtailment gains                                              --        5     --      --
                                                             -------  -------  -----   -----
   Ending obligations                                        $(2,131) $(1,825) $(585)  $(413)
                                                             =======  =======  =====   =====
Fair value of plans' assets
   Beginning fair value                                      $ 2,773  $ 2,211  $ 256   $ 203
   Actual return on plans' assets                               (230)     674    (23)     58
   Employer contributions                                          7        5      9       8
   Participants' contributions                                     2        1     --      --
   Benefits paid                                                 (83)     (78)   (13)    (13)
   Expenses                                                      (19)     (40)    --      --
                                                             -------  -------  -----   -----
   Ending fair value                                         $ 2,450  $ 2,773  $ 229   $ 256
                                                             =======  =======  =====   =====
Funded status of the plans                                   $   319  $   948  $(356)  $(157)
   Unrecognized net (gain) loss                                 (129)    (779)   145     (38)
   Unrecognized prior service cost                                11        1      4       5
                                                             -------  -------  -----   -----
   Net balance sheet asset (liability)                       $   201  $   170  $(207)  $(190)
                                                             =======  =======  =====   =====
Amounts recognized in the balance sheet consist of:
   Prepaid benefit cost                                      $   357  $   310  $  34   $  31
   Accrued benefit liability                                    (156)    (140)  (241)   (221)
                                                             -------  -------  -----   -----
                                                             $   201  $   170  $(207)  $(190)
                                                             =======  =======  =====   =====
Rate Assumptions:
   Discount rate                                                 7.5%     8.0%   7.5%    8.0%
   Rate of return on plans' assets                               9.5%    10.0%   9.5%   10.0%
   Salary increases                                              5.0%     5.5%   n/a     n/a
   Annual increase in cost of benefits                           n/a      n/a   10.0%    7.5%

   The projected benefit obligations, accumulated benefit obligations and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $151 million, $119 million and $0 for 2001, respectively, and $126 million, $94 million and $0 for 2000, respectively.

   The accumulated postretirement benefit obligations and fair value of plan assets for postretirement plans with accumulated postretirement benefit obligations in excess of plan assets were $441 million and $79 million for 2001, respectively, and $319 million and $90 million for 2000, respectively.

   Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement medical benefit plans. A one percentage point decrease in the assumed health care cost trend rates would reduce total service and interest costs and postretirement benefit obligations by $13 million and $98 million, respectively. A one percentage point increase in the assumed health care cost trend rates would increase total service and interest costs and postretirement benefit obligations by $18 million and $129 million, respectively. The annual increase in cost of postretirement benefits is assumed to decrease 1.0 percentage point per year for 5 years until reaching 5.0%.

   The Company's accumulated pension benefit obligations at September 30, 2001 and 2000 were $1.9 billion and $1.6 billion, respectively, of which 97.7% were vested. In addition, the Company contributes to various pension plans under union and industry-wide agreements.

   The income statement expenses (credits) of pension plans for 2001, 2000 and 1999 totaled $(24) million, $(3) million and $11 million, respectively. The discount rate, rate of return on plan assets and salary increase assumptions for the pension plans were 7.5%, 10.5% and 5.1%, respectively, in 1999. The income statement expense for postretirement benefit plans for 2001, 2000 and 1999 were $26 million, $6 million and $10 million, respectively. The discount rate, rate of return on plan assets and annual increase in cost of postretirement benefits assumptions were 7.5%, 10.5% and 6.1%, respectively, in 1999.

   The market values of the Company's shares held by the pension plan master trust as of September 30, 2001 and 2000 were $52 million and $107 million, respectively.

   For eligible employees, the Company has savings and investment plans which allow eligible employees to allocate up to 10% or 15% of salary through payroll deductions depending on the plan in which the employee participates. The Company matches 50% of the employee's pre-tax contributions, up to plan limits. In 2001, 2000 and 1999, the costs of these plans were $32 million, $30 million and $29 million, respectively.

8 Stockholders' Equity

   On March 20, 2001, the Company converted all of its outstanding Internet Group common stock into Disney common stock, resulting in the issuance of approximately 8.6 million shares of Disney common stock.

   For the year, the Company repurchased a total of 63.9 million shares of Disney common stock for approximately $1.1 billion. Under its share repurchase program, the Company was authorized to repurchase approximately 330 million additional Disney shares as of September 30, 2001. Also pursuant to its share repurchase program, the Company repurchased a total of 1.8 million Internet Group shares for approximately $10 million during 2001.

   In December 1999, the Company established the TWDC Stock Compensation Fund II (Fund II) pursuant to the repurchase program to acquire shares of both Disney and Internet Group common stock for the purpose of funding certain future stock-based compensation. Any shares acquired by Fund II that are not utilized must be disposed of by December 31, 2002. In 1996, the Company established the TWDC Stock Compensation Fund (Fund) pursuant to the repurchase program to acquire shares of Company common stock for the purpose of funding certain stock-based compensation. All shares acquired by the Fund were disposed of and the Fund was dissolved in April 1999.

   On November 27, 2001, the Board of Directors declared a cash dividend of $0.21 per share applicable to fiscal 2001. The dividend is payable December 21, 2001 to stockholders at the close of business December 7, 2001. The Company paid a $434 million dividend ($0.21 per Disney share) during the first quarter of fiscal 2000 applicable to fiscal 1999 and paid a $438 million dividend ($0.21 per Disney share) during the first quarter of the current year applicable to fiscal 2000.

9 Stock Incentive Plans

   Under various plans, the Company may grant stock options and other awards to key executive, management and creative personnel at exercise prices equal to or exceeding the market price at the date of grant. In general, options for common stock become exercisable over a five-year period from the grant date and expire 10 years after the date of grant. In certain cases for senior executives, options become exercisable over periods up to 10 years and expire up to 15 years after date of grant. Shares available for future option grants at September 30, 2001, totaled 124 million.

   On November 26, 2000, one of the Company's stock incentive plans expired, reducing the number of Disney shares available for future option grants by 21 million.

   The following table summarizes information about stock option transactions, including the conversion of all the DIG shares into DIS shares effective March 2001 (shares in millions):

                                      2001            2000            1999
                                 --------------- --------------- ---------------
                                        Weighted        Weighted        Weighted
                                        Average         Average         Average
                                        Exercise        Exercise        Exercise
                                 Shares  Price   Shares  Price   Shares  Price
                                 ------ -------- ------ -------- ------ --------
Outstanding at beginning of year  162   $ 27.24   159    $24.29   163    $21.70
Awards canceled                   (13)     8.35   (18)    29.56    (9)    27.35
Awards granted                     43     29.71    49     32.92    20     32.97
Awards exercised                   (9)    18.72   (28)    18.94   (15)    13.92
Options converted /(1)/             5    102.61    --        --    --        --
                                 -----           -----           -----
Outstanding at September 30       188   $ 29.54   162    $27.24   159    $24.29
                                 =====           =====           =====
Exercisable at September 30        66   $ 25.64    51    $21.22    57    $19.01
                                 =====           =====           =====

--------
(1) Represents conversion of all outstanding DIG options that were converted into options to purchase DIS options on March 20, 2001 (See Note 2).

   The following table summarizes information about stock options outstanding at September 30, 2001 (shares in millions):

                                  Outstanding                         Exercisable
                  -------------------------------------------- -------------------------
                              Weighted Average     Weighted                  Weighted
Range of Exercise   Number   Remaining Years of    Average       Number      Average
Prices            of Options  Contractual Life  Exercise Price of Options Exercise Price
------            ---------- ------------------ -------------- ---------- --------------
    $ 10-$ 14          6            2.1            $ 13.65          6        $ 13.65
    $ 15-$ 19         14            3.3              18.26         12          18.33
    $ 20-$ 24         38            5.3              21.52         22          21.60
    $ 25-$ 29         34            7.5              27.10         11          26.88
    $ 30-$ 34         69            8.7              31.55          8          32.94
    $ 35-$ 39         13            6.9              37.31          5          37.52
    $ 40-$ 44         11            9.0              40.98          1          40.50
    $ 45-$395          3            8.0             113.05          1         117.84
                  ----------                                   ----------
                     188                                           66
                  ==========                                   ==========

   The following table reflects pro forma net income (loss) and earnings (loss) per share had the Company elected to adopt the fair value approach of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (in millions, except for per share data):

                                                                      2001    2000   1999
                                                                     ------  ------ ------
Attributed net income (loss):
   As reported                                                       $  (41) $1,196 $1,300
   Pro forma                                                           (325)    958  1,169
Diluted earnings (loss) per share attributed to Disney common stock:
   As reported                                                        (0.02)   0.57   0.62
   Pro forma                                                          (0.15)   0.46   0.56

   These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years.

   The weighted average fair values of options at their grant date during 2001, 2000 and 1999, where the exercise price equaled the market price on the grant date, were $10.25, $12.49 and $11.11, respectively. The estimated fair value of each Disney option granted is calculated using the Black-Scholes option-pricing model. The weighted average assumptions used in the model were as follows:

                                        2001 2000 1999
                                        ---- ---- ----
Risk-free interest rate                 5.0% 6.5% 5.3%
Expected years until exercise           6.0  6.0  6.0
Expected stock volatility                27%  26%  25%
Dividend yield                          .70% .59% .69%

10 Detail of Certain Balance Sheet Accounts

                                                2001     2000
                                               -------  -------
Current receivables
   Accounts receivable                         $ 3,144  $ 3,416
   Income taxes receivable                         122       94
   Other                                           282      295
   Allowance for doubtful accounts                (205)    (206)
                                               -------  -------
                                               $ 3,343  $ 3,599
                                               =======  =======
Other current assets
   Prepaid expenses                            $   444  $   493
   Other                                           156      142
                                               -------  -------
                                               $   600  $   635
                                               =======  =======
Intangible assets
   Cost in excess of net assets acquired       $14,073  $15,746
   Trademarks                                    1,102    1,112
   FCC licenses                                  1,100    1,100
   Other                                         1,117    1,080
   Accumulated amortization                     (2,852)  (2,921)
                                               -------  -------
                                               $14,540  $16,117
                                               =======  =======
Accounts payable and other accrued liabilities
   Accounts payable                            $ 3,822  $ 4,278
   Payroll and employee benefits                   710      778
   Other                                            71      105
                                               -------  -------
                                               $ 4,603  $ 5,161
                                               =======  =======

11 Segments

   The Company is in the leisure and entertainment business and has operations in four major segments: Media Networks, Parks & Resorts, Studio Entertainment and Consumer Products, as described in Note 1. The Company has changed the reporting structure of the various components of its Internet operations and as a result, the Internet Group is no longer reported as a separate segment. The ESPN, ABC, Disney and family-branded Internet Web sites are reported in the Media Networks segment and DisneyVacations.com is reported in the Parks & Resorts segment. Also during the year, the Disney Store Catalog and the Disney Store Online were reassigned from the Internet Group to Consumer Products. Prior-year amounts have been reclassified to reflect the current year presentation.

   The operating segments reported below are the segments of the Company for which separate financial information is available and for which operating results are evaluated regularly by executive management in deciding how to allocate resources and in assessing performance. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies.

   Segment operating results evaluated include earnings before corporate and unallocated shared expenses, amortization of intangible assets, gain on sale of businesses, net interest expense and other, equity in the income of investees, restructuring and impairment charges, income taxes and minority interests. Corporate and unallocated shared expenses principally consist of executive management and certain unallocated administrative support functions.

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

Business Segments                                  2001     2000     1999
----------------------------------------------------------------------------
Revenues
   Media Networks                                $ 9,569  $ 9,836  $ 8,012
                                                 -------  -------  -------
   Parks & Resorts                                 7,004    6,809    6,141
                                                 -------  -------  -------
   Studio Entertainment
       Third parties                               6,049    5,930    6,100
       Intersegment                                   57       81       76
                                                 -------  -------  -------
                                                   6,106    6,011    6,176
                                                 -------  -------  -------
   Consumer Products
       Third parties                               2,647    2,843    3,202
       Intersegment                                  (57)     (81)     (76)
                                                 -------  -------  -------
                                                   2,590    2,762    3,126
                                                 -------  -------  -------
          Total consolidated revenues            $25,269  $25,418  $23,455
                                                 =======  =======  =======
Segment operating income
   Media Networks                                $ 1,758  $ 1,985  $ 1,512
   Parks & Resorts                                 1,586    1,615    1,494
   Studio Entertainment                              260      126      162
   Consumer Products                                 401      386      592
                                                 -------  -------  -------
          Total segment operating income         $ 4,005  $ 4,112  $ 3,760
                                                 =======  =======  =======

Business Segments                                                        2001     2000    1999
------------------------------------------------------------------------------------------------
   Segment operating income                                           $ 4,005  $ 4,112  $3,760
   Corporate and unallocated shared expenses                             (406)    (354)   (335)
   Amortization of intangible assets                                     (767)  (1,233)   (456)
   Gain on sale of businesses                                              22      489     345
   Net interest expense and other                                        (417)    (497)   (612)
   Equity in the income of investees                                      300      208    (127)
   Restructuring and impairment charges                                (1,454)     (92)   (172)
                                                                      -------  -------  ------
   Income before income taxes, minority interests and the cumulative
     effect of accounting changes                                     $ 1,283  $ 2,633  $2,403
                                                                      =======  =======  ======
Capital expenditures
   Media Networks                                                     $   207  $   249  $  168
   Parks & Resorts                                                      1,278    1,524   1,699
   Studio Entertainment                                                    36       50      51
   Consumer Products                                                       70       73     114
   Corporate                                                              204      117     102
                                                                      -------  -------  ------
          Total consolidated capital expenditures                     $ 1,795  $ 2,013  $2,134
                                                                      =======  =======  ======
Depreciation expense
   Media Networks                                                     $   176  $   169  $  135
   Parks & Resorts                                                        604      582     498
   Studio Entertainment                                                    47       54      64
   Consumer Products                                                       90      109     128
   Corporate                                                               70       48      26
                                                                      -------  -------  ------
          Total consolidated depreciation expense                     $   987  $   962  $  851
                                                                      =======  =======  ======
Amortization expense
   Media Networks                                                     $   748  $ 1,209  $  428
   Parks & Resorts                                                         15       21      21
   Studio Entertainment                                                     3        1       1
   Consumer Products                                                        1        2       6
                                                                      -------  -------  ------
          Total consolidated amortization expense                     $   767  $ 1,233  $  456
                                                                      =======  =======  ======
Identifiable assets
   Media Networks/(1)/                                                $20,357  $21,932
   Parks & Resorts/(1)/                                                11,369   10,884
   Studio Entertainment                                                 6,614    7,298
   Consumer Products                                                    1,041    1,173
   Corporate/(2)/                                                       4,318    3,740
                                                                      -------  -------
          Total Consolidated Assets                                   $43,699  $45,027
                                                                      =======  =======
Supplemental revenue data
   Media Networks
       Advertising                                                    $ 5,988  $ 6,637  $5,486
   Parks & Resorts
       Merchandise, food and beverage                                   2,046    2,094   1,860
       Admissions                                                       2,050    2,006   1,878

Geographic Segments             2001     2000     1999
-------------------------------------------------------
Revenues
   United States and Canada  $20,970  $21,113  $19,243
   Europe                      2,612    2,756    2,587
   Asia Pacific                1,237    1,154    1,235
   Latin America and Other       450      395      390
                             -------  -------  -------
                             $25,269  $25,418  $23,455
                             =======  =======  =======
Segment operating income
   United States and Canada  $ 3,045  $ 3,332  $ 2,934
   Europe                        533      471      409
   Asia Pacific                  437      320      383
   Latin America and Other       (10)     (11)      34
                             -------  -------  -------
                             $ 4,005  $ 4,112  $ 3,760
                             =======  =======  =======
Identifiable assets
   United States and Canada  $41,850  $43,083
   Europe                      1,428    1,545
   Asia Pacific                  292      281
   Latin America and Other       129      118
                             -------  -------
                             $43,699  $45,027
                             =======  =======

--------
(1) Identifiable assets include amounts associated with equity method investments as follows:

   Media Networks            $   792 $   759
   Parks & Resorts               357     344

(2) Primarily deferred tax assets, other investments, fixed and other assets

12 Financial Instruments

Investments
   As of September 30, 2001 and 2000, the Company held $92 million and $330 million, respectively, of securities classified as available-for-sale. As of September 30, 2001 and September 30, 2000, the Company also held $756 million and $796 million, respectively, of non-public cost method investments. Realized gains and losses are determined principally on an average cost basis. In 2001, 2000 and 1999, the Company recognized $87 million, $41 million and $70 million, respectively, in net gains on sales of securities.

   In addition, in 2001 and 2000, the Company recorded non-cash charges of $241 million and $37 million, respectively, to reflect other-than-temporary losses in value of certain investments. In 2001, 2000 and 1999, unrealized gains and losses on available-for-sale securities were not material.

   During 2001 and 2000, the Company hedged certain investment holdings using forward sale contracts. The contracts, with notional amounts totaling $530 million and $663 million in 2001 and 2000, respectively, expire in three years.

Interest Rate Risk Management
   The Company is exposed to the impact of interest rate changes. The Company's objective is to manage the impact of interest rate changes on earnings and cash flows and on the market value of its investments and borrowings. The Company maintains fixed rate debt as a percentage of its net debt between a minimum and maximum percentage, which is set by policy.

   Significant interest rate risk management instruments held by the Company during 2001 and 2000 included pay-floating and pay-fixed swaps. Pay-floating swaps effectively convert medium and long-term obligations to LIBOR rate indexed variable rate instruments. These swap agreements expire in one to 20 years. Pay-fixed swaps effectively convert floating rate obligations to fixed rate instruments. The pay-fixed swaps expire in one to three years. In addition to the $700 million of pay-fixed swaps disclosed in Note 5, as of September 30, 2001, the Company held $500 million of pay-fixed swaps that were de-designated as hedges. As of September 30, 2000, the Company held $186 million of pay-floating swaps and $786 million of pay-fixed swaps that were de-designated as hedges. The change in market values related to these swaps from the time they were de-designated as hedges, has been included in earnings.

   The impact of interest rate risk management activities on income in 2001, 2000 and 1999 was not material. The amount of deferred gains and losses from interest rate risk management transactions at September 30, 2001 was not material.

Foreign Exchange Risk Management
   The Company transacts business globally and is subject to risks associated with changing foreign exchange rates. The Company's objective is to reduce earnings and cash flow volatility associated with foreign exchange rate changes to allow management to focus attention on core business issues and challenges. By policy, the Company maintains hedge coverage between minimum and maximum percentages of its forecasted foreign exchange exposures for periods not to exceed five years. The gains and losses on these contracts offset changes in the value of the related exposures.

   It is the Company's policy to enter into foreign currency transactions only to the extent considered necessary to meet its objectives as stated above. The Company does not enter into foreign currency transactions for speculative purposes.

   The Company enters into various contracts that change in value as foreign exchange rates change to protect the value of its existing foreign currency assets and liabilities, commitments and forecasted foreign currency revenues. The Company uses option strategies and forward contracts that provide for the sale of foreign currencies to hedge forecasted revenues. The Company also uses forward contracts to hedge foreign currency assets and liabilities. While these hedging instruments are subject to fluctuations in value, such fluctuations are offset by changes in the value of the underlying exposures being hedged. The principal currencies hedged are the European euro, British pound, Japanese yen and Canadian dollar. Cross-currency swaps are used to hedge foreign currency-denominated borrowings.

   Gains and losses on contracts hedging forecasted foreign currency revenues are recorded to AOCI, and reclassified to current earnings when such revenues are recognized, and offset changes in the value of the foreign currency revenues. At September 30, 2001 and 2000, the Company had deferred gains of $91 million and $24 million, respectively, and deferred losses of $24 million and $7 million, respectively, related to foreign currency hedge transactions. Deferred amounts to be recognized can change with market conditions and will be substantially offset by changes in the value of the related hedged transactions. The impact of foreign exchange risk management activities on operating income in 2001 and in 2000 was a net gain of $142 million and $195 million, respectively.

Fair Value of Financial Instruments
   At September 30, 2001 and 2000, the Company's financial instruments included cash, cash equivalents, investments, receivables, accounts payable, borrowings and interest rate, forward and foreign exchange risk management contracts.

   At September 30, 2001 and 2000, the fair values of cash and cash equivalents, receivables and accounts payable approximated carrying values because of the short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on broker quotes or quoted market prices or rates for the same or similar instruments, and the related carrying amounts are as follows (in millions):

                                 2001              2000
                           ----------------  ----------------
                           Carrying  Fair    Carrying  Fair
                            Amount   Value    Amount   Value
                           -------- -------  -------- -------
Investments                $   405  $   621  $   732  $   989
Borrowings                 $(9,769) $(9,991) $(8,890) $(8,760)
Risk management contracts:
 Foreign exchange forwards $    65  $    65  $    16  $    22
 Foreign exchange options       20       20       27       39
 Interest rate swaps           240      240        2      (83)
 Forward sale contracts         (3)      (3)      --       41
 Cross-currency swaps          (20)     (20)       5      (45)
                           -------  -------  -------  -------
                           $   302  $   302  $    50  $   (26)
                           =======  =======  =======  =======

Credit Concentrations
   The Company continually monitors its positions with, and the credit quality of, the financial institutions that are counterparties to its financial instruments, and does not anticipate nonperformance by the counterparties. The Company would not realize a material loss as of September 30, 2001 in the event of nonperformance by any one counterparty. The Company enters into transactions only with financial institution counterparties that have a credit rating of A-or better. The Company's current policy regarding agreements with financial institution counterparties is generally to require collateral in the event credit ratings fall below A- or in the event aggregate exposures exceed limits as defined by contract. In addition, the Company limits the amount of investment credit exposure with any one institution.

   The Company's trade receivables and investments do not represent a significant concentration of credit risk at September 30, 2001 due to the wide variety of customers and markets into which the Company's products are sold, their dispersion across many geographic areas, and the diversification of the Company's portfolio among instruments and issuers.

13 Commitments and Contingencies

   The Company has various contractual commitments, including certain guarantees, which are primarily for the purchase of broadcast rights for various feature films, sports and other programming aggregating approximately $13.4 billion as of September 30, 2001, including approximately $10.1 billion related to sports programming rights, primarily NFL, College Football and MLB. This amount is substantially payable over the next five years.

   The Company has various real estate operating leases, including retail outlets and distribution centers for consumer products and office space for general and administrative purposes. Future minimum lease payments under these non-cancelable operating leases totaled $1.8 billion at September 30, 2001, payable as follows (in millions):

2002       $239
2003        217
2004        190
2005        156
2006        184
Thereafter  786

   Rental expense for the above operating leases during 2001, 2000 and 1999, including common-area maintenance and contingent rentals, was $420 million, $482 million and $385 million, respectively.

   The Company, together with, in some instances, certain of its directors and officers, is a defendant or co-defendant in various legal actions involving copyright, breach of contract and various other claims incident to the conduct of its businesses.

   All Pro Sports Camps, Inc., Nicholas Stracick and Edward Russell v. Walt Disney Company, Walt Disney World Co., Disney Development Company and Steven B. Wilson. On January 8, 1997, the plaintiff entity and two of its principals or former principals filed a lawsuit against the Company, two of its subsidiaries and a former employee in the Circuit Court for Orange County, Florida. The plaintiffs asserted that the defendants had misappropriated from them the concept used for the Disney's Wide World of Sports complex at the Walt Disney World Resort. On August 11, 2000, a jury returned a verdict against the Company and its two subsidiaries in the amount of $240 million. Subsequently, the Court awarded plaintiffs an additional $100.00 in exemplary damages based on particular findings by the jury. The Company has filed an appeal from the judgment and believes that there are substantial grounds for complete reversal or reduction of the verdict.

   Management believes that it is not currently possible to estimate the impact, if any, that the ultimate resolution of these matters will have on the Company's results of operations, financial position or cash flows.

14 Restructuring and Impairment Charges

   The Company recorded restructuring and impairment charges for the years ended September 30, 2001, 2000 and 1999 summarized as follows (in millions):

                                                      Year Ended
                                                     September 30,
                                                   -----------------
                                                    2001  2000  1999
                                                   ------ ----- ----
GO.com intangible assets impairment                $  820 $ --  $ --
GO.com severance, fixed asset write-offs and other     58    --   --
Investment impairments                                254    61   --
Workforce reduction and other                         111    --  132
Chicago DisneyQuest closure                            94    --   --
Asset impairment                                       63    31   40
Disney Store closures                                  54    --   --
                                                   ------ ----- ----
   Total restructuring and impairment charges      $1,454 $  92 $172
                                                   ====== ===== ====

   In 2001, the Company recorded restructuring and impairment charges totaling $1.45 billion. The GO.com charge is for the closure of the GO.com portal business and includes a non-cash write-off of intangible assets totaling $820 million (see Note 2). The investment impairment charge is for other-than-temporary declines in the fair value of certain Internet investments. The workforce reduction charges are primarily for severance costs and are discussed more fully below. The DisneyQuest and Disney Store closure charges are for the closure of the Chicago facility and approximately 100 Disney Stores and includes the write-down of fixed assets and leasehold improvements, leasehold termination costs, severance and other related closure costs. The asset impairment charge is for certain long-lived assets, primarily at the Disney Store and Disney Catalog. These assets were evaluated for impairment under a held for use model due to declining cash flows. Fair value was generally determined based on discounted cash flows.

   During the third quarter of fiscal 2001, the Company initiated a plan to eliminate 4,000 full-time jobs through a combination of voluntary and involuntary reductions. The reduction affected employees in all business units and geographic regions. The $111 million of costs associated with the workforce reduction consist primarily of severance costs and write-offs of idled facilities. As of September 30, 2001, the Company had substantially completed its workforce reduction and paid termination benefits totaling $92 million.

   As of September 30, 2001, approximately $118 million of the restructuring and impairment charges remained as an accrued liability on the balance sheet, of which $19 million related to the workforce reduction and $21 million is from prior-year restructuring charges. The majority of this amount is expected to be paid in fiscal 2002.

   In 2000, impairment charges amounted to $92 million, primarily related to write-downs of certain Internet investments and an asset impairment write-down at toysmart.com in connection with its closure.

   In 1999, the Company recorded restructuring and impairment charges totaling $172 million. The charges included $132 million for severance and other charges and $40 million for long-lived asset impairments. The restructuring charges included severance and lease and other contract cancellation costs, primarily related to the consolidation of operations in the Company's broadcasting, television production and regional entertainment businesses as well as non-cash charges for write-downs of underutilized assets.

15 Subsequent Event

   On October 24, 2001, the Company acquired 100% of the outstanding common stock of Fox Family Worldwide, Inc. ("FFW") for $5.2 billion, including $2.9 billion in cash, plus the assumption of $2.3 billion in debt and preferred stock. Upon the closing of the acquisition, the Company changed FFW's name to ABC Family Worldwide, Inc. Among the businesses acquired was the Fox Family Channel, which has been changed to the ABC Family Channel, a programming service that currently reaches approximately 81 million cable and satellite television subscribers throughout the U.S.; a 76% interest in Fox Kids Europe, a Dutch public subsidiary that reaches more than 24 million subscribers across Europe; Fox Kids channel in Latin America and the Saban library and entertainment production businesses. Under the terms of the agreement, the Fox Kid's Network, a block of children's programming broadcasted primarily by Fox-affiliated TV stations, and ongoing rights to use the "Fox" name (other than certain transitional rights) were not included in the acquired operations. Also in connection with the acquisition, the Company acquired programming commitments totaling approximately $1 billion, including approximately $675 million for certain MLB games through 2006.

   The Company's motivation for the acquisition was to increase shareholder value. The Company believes that it can reach this objective by improving the programming of acquired cable channels through the use of new strategies, including repurposing the programming of the ABC Television Network, and by reducing operating costs through consolidation.

   The acquisition of FFW is being accounted for as a purchase, in accordance with SFAS 141. The Company is in the process of identifying and valuing the intangible assets of FFW by reporting unit. The allocation of the purchase price has not yet been completed.

   The following table summarizes FFW's carrying amounts for assets acquired and liabilities assumed as of September 30, 2001, without adjustments for the Company's purchase accounting (in millions, unaudited).

Cash                           $    87
Receivables                        269
Programming costs                  657
Other assets                        82
                               -------
Total assets acquired            1,095
Accounts payable and accrued
  liabilities                     (482)
Borrowings and preferred stock  (2,230)
Minority interest                  (49)
                               -------
                               $(1,666)
                               =======

                          QUARTERLY FINANCIAL SUMMARY
                     (In millions, except per share data)

(unaudited)                                     December 31   March 31   June 30   September 30
-------------------------------------------------------------------------------------------------
2001/(1)(2)/
Revenues                                       $      7,433  $   6,049  $  5,975  $       5,812
Segment operating income                              1,231      1,025     1,122            627
Net income (loss)                                       242       (567)      392             53
Earnings (loss) per share attributed to:
   Disney
       Diluted                                 $       0.16  $   (0.26) $   0.19  $        0.03
       Basic                                           0.16      (0.26)     0.19           0.03
   Internet Group (basic and diluted)                 (2.29)     (0.45)      n/a            n/a
2000/(3)(4)(5)/
Revenues                                       $      6,940  $   6,307  $  6,053  $       6,118
Segment operating income                              1,147        859     1,200            906
Net income                                              315         77       361            167
Earnings (loss) per share attributed to:/ (4)/
   Disney
       Diluted                                 $       0.17  $    0.08  $   0.21  $        0.11
       Basic                                           0.17       0.08      0.21           0.12
   Internet Group (basic and diluted)                 (0.95)     (1.87)    (1.75)         (1.61)

--------
(1) Net income does not reflect one-time after-tax charges for the adoption of SOP 00-2 (Film Accounting) totaling $228 million ($0.11 per share) and SFAS 133 (Derivative Accounting) totaling $50 million ($0.02 per share), respectively, in the first quarter of 2001. See Note 1 to the Consolidated Financial Statements.
(2) Reflects restructuring and impairment charges of $194 million, $996 million, $138 million and $126 million in the first, second, third and fourth quarter of 2001, respectively. The earnings per Disney share impact of the charges were $0.00, $0.44, $0.04 and $0.04, respectively. See Note 14 to the Consolidated Financial Statements.
(3) Reflects a $243 million pre-tax gain on the sale of Fairchild Publications in the first quarter of 2000. There was no earnings per Disney share impact, as the income taxes on the transaction largely offset the pre-tax gain.
(4) Reflects a $93 million pre-tax gain on the sale of the Company's interest in Eurosport, a European sports cable service, in the third quarter of 2000. The earnings per Disney share impact of the gain was $0.02.
(5) Reflects a $153 million pre-tax gain on the sale of Ultraseek Corporation in the fourth quarter of 2000. The earnings per Disney share impact was $0.01.

[LOGO]