Form 10-Q
period 2001-12-31
WALT DISNEY CO/
filed 2002-02-14
CIK 1001039

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


     For the Quarter Ended December 31, 2001 Commission File Number 1-11605

                             THE WALT DISNEY COMPANY

Incorporated in Delaware                         I.R.S. Employer Identification
                                                                 No. 95-4545390


             500 South Buena Vista Street, Burbank, California 91521

                                 (818) 560-1000

Securities Registered Pursuant to Section 12(b) of the Act:


                                                        Name of Exchange
Title of class                                          on Which Registered
Common Stock, $.01 par value                            New York Stock Exchange
                                                        Pacific Stock Exchange



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


      YES   X             NO


         There were 2,039,342,797 shares of common stock outstanding as of February 4, 2002.

                          PART I. FINANCIAL INFORMATION

                             THE WALT DISNEY COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (unaudited; in millions, except per share data)

                                                             Three Months
                                                           Ended December 31,
                                                           ------------------
                                                            2001       2000
                                                           -------    -------
Revenues                                                 $  7,048   $  7,433
Costs and expenses                                         (6,399)    (6,283)
Amortization of intangible assets                              (3)      (293)
Gain on sale of business                                        -         22
Net interest (expense) and other                               55       (109)
Equity in the income of investees                              70         82
Restructuring and impairment charges                            -       (194)
                                                           -------    -------
Income before income taxes, minority interests
  and the cumulative effect of accounting changes             771        658
Income taxes                                                 (299)      (386)
Minority interests                                            (34)       (30)
                                                           -------    -------
Income before the cumulative effect of accounting             438        242
  changes
Cumulative effect of accounting changes:
   Film accounting                                              -       (228)
   Derivative accounting                                        -        (50)
                                                           -------    -------
Net income (loss)                                        $    438   $    (36)
                                                           =======    =======
Earnings (loss) attributed to:

   Disney Common Stock                                   $    438   $     63
   Internet Group Common Stock                                  -        (99)
                                                           -------    -------
                                                         $    438   $    (36)
                                                           =======    =======
Earnings (loss) per share before cumulative effect
  of accounting changes attributed to:

   Disney Common Stock (basic and diluted)               $    0.21  $    0.16
                                                           =======    =======
   Internet Group Common Stock (basic and diluted)       $    n/a   $   (2.29)
                                                           =======    =======

Cumulative effect of accounting changes per
  Disney share:
   Film accounting                                       $      -   $   (0.11)
   Derivative accounting                                        -       (0.02)
                                                           -------    -------
                                                         $      -   $   (0.13)
                                                           =======    =======
Earnings (loss) per share attributed to:

   Disney Common Stock (basic and diluted)               $    0.21  $    0.03
                                                           =======    =======
   Internet Group Common Stock (basic and diluted)       $    n/a   $   (2.29)
                                                           =======    =======

Earnings attributed to Disney Common Stock
  before the cumulative effect of accounting
  changes adjusted for the impact of SFAS 142 in
  fiscal 2001 (See Note 5)                               $    438   $    440
                                                           =======    =======

Earnings per share attributed to Disney Common
  Stock before the cumulative effect of
  accounting changes adjusted for the impact
  of SFAS 142 in fiscal 2001 (See Note 5)                $    0.21  $    0.21
                                                           =======    =======

Average number of common and common equivalent shares outstanding:

   Disney Common Stock:
      Diluted                                               2,040      2,103
                                                           =======    =======
      Basic                                                 2,039      2,082
                                                           =======    =======
   Internet Group Common Stock (basic and diluted)            n/a         43
                                                           =======    =======

            See Notes to Condensed Consolidated Financial Statements

                             THE WALT DISNEY COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in millions except per share data)

                                                   December 31,    September 30,
                                                       2001             2001
                                                   ------------    -------------
                                                   (unaudited)
ASSETS
Current assets
   Cash and cash equivalents                      $         845   $         618
   Receivables                                            4,606           3,343
   Inventories                                              654             671
   Television costs                                       1,705           1,175
   Deferred income taxes                                    620             622
   Other assets                                             835             600
                                                    ------------    ------------
      Total current assets                                9,265           7,029

Film and television costs                                 5,289           5,235
Investments                                               1,792           2,061
Parks, resorts and other property, at cost
   Attractions, buildings and equipment                  19,368          19,089
   Accumulated depreciation                              (7,990)         (7,728)
                                                    ------------    ------------
                                                         11,378          11,361
   Projects in progress                                     859             911
   Land                                                     639             635
                                                    ------------    ------------
                                                         12,876          12,907

Intangible assets, net                                    2,718           2,716
Goodwill, net                                            17,131          12,106
Other assets                                              1,391           1,645
                                                    ------------    ------------
                                                  $      50,462   $      43,699
                                                    ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts and taxes payable and other
     accrued liabilities                          $       5,373   $       4,603
   Current portion of borrowings                            780             829
   Unearned royalties and other advances                    703             787
                                                    ------------    ------------
      Total current liabilities                           6,856           6,219

Borrowings                                               14,987           8,940
Deferred income taxes                                     2,526           2,730
Other long term liabilities, unearned
  royalties and other advances                            2,871           2,756
Minority interests                                          463             382
Commitments and contingencies
Stockholders' equity
   Preferred stock, $.01 par value
   Authorized - 100 million shares,
   Issued -  none
   Common stock:
     Common stock - Disney, $.01 par value
      Authorized - 3.6 billion shares,
      Issued - 2.1 billion shares                        12,100          12,096

     Common stock - Internet Group,
       $.01 par value
      Authorized - 1.0 billion shares                         -               -
   Retained earnings                                     12,181          12,171
   Accumulated other comprehensive income                    77              10
                                                    ------------    ------------
                                                         24,358          24,277
   Treasury stock, at cost, 81.4 million
     Disney shares                                       (1,395)         (1,395)
   Shares held by TWDC Stock Compensation
     Fund II, at cost
      8.4 million and 6.8 million Disney shares            (204)           (210)
                                                    ------------    ------------
                                                         22,759          22,672
                                                    ------------    ------------
                                                  $      50,462   $      43,699
                                                    ============    ============

            See Notes to Condensed Consolidated Financial Statements

                             THE WALT DISNEY COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited, in millions)

                                                       Three Months Ended
                                                          December 31,
                                                   ---------------------------
                                                      2001           2000
                                                   ------------   ------------
NET INCOME (LOSS)                                $         438  $         (36)

OPERATING ITEMS NOT REQUIRING CASH
   Depreciation                                            250            237
   Restructuring and impairment charges                      -            194
   Amortization of intangible assets                         3            293
   Cumulative effect of accounting changes                   -            278
   Gain on sale of business                                  -            (22)
   Equity in the income of investees                       (70)           (82)
   Minority interests                                       34             30
   Other                                                   145            274
CHANGES IN WORKING CAPITAL                              (1,379)          (699)
                                                   ------------   ------------

                                                        (1,017)           503
                                                   ------------   ------------

   Cash (used) provided by operations                     (579)           467
                                                   ------------   ------------

INVESTING ACTIVITIES
   Investments in parks, resorts and other                (237)          (456)
   property
   Acquisitions (net of cash acquired)                  (2,845)           (20)
   Dispositions                                              -            107
   Proceeds from sale of investments                       545             80
   Other                                                    (3)           (34)
                                                   ------------   ------------
   Cash used by investing activities                    (2,540)          (323)
                                                   ------------   ------------

FINANCING ACTIVITIES
   Borrowings                                            1,127            300
   Reduction of borrowings                              (1,024)          (355)
   Repurchases of common stock                               -           (235)
   Commercial paper borrowings, net                      3,666            908
   Exercise of stock options and other                       5             34
   Dividends                                              (428)          (438)
                                                   ------------   ------------
   Cash provided by financing activities                 3,346            214
                                                   ------------   ------------

Increase in cash and cash equivalents                      227            358
Cash and cash equivalents, beginning of period             618            842
                                                   ------------   ------------
Cash and cash equivalents, end of period         $         845  $       1,200
                                                   ============   ============




            See Notes to Condensed Consolidated Financial Statements

                             THE WALT DISNEY COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        (unaudited; tabular dollars in millions, except per share data)


1. These condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these condensed consolidated financial statements. Operating results for the quarter are not necessarily indicative of the results that may be expected for the year ending September 30, 2002. Certain reclassifications have been made in the fiscal 2001 financial statements to conform to the fiscal 2002 presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2001. In December 1999, DVD Financing, Inc. (DFI), a subsidiary of Disney Vacation Development, Inc. and an indirect subsidiary of the Company, completed a receivables sale transaction. In connection with this sale, DFI prepares separate financial statements, although its separate assets and liabilities are also consolidated in these financial statements.

2. Effective October 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). As a result of adopting SFAS 142, a substantial amount of the Company's goodwill and intangible assets are no longer amortized. Pursuant to SFAS 142, intangible assets must be periodically tested for impairment and the new standard provides six months to complete the impairment review. During the quarter, the Company completed its initial impairment review which indicated that there was no impairment. See Note 5.

     The Company also adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), effective October 1, 2001. The adoption of SFAS 144 did not have a material impact on the Company's consolidated results of operations and financial position.

     Effective October 1, 2000, the Company adopted AICPA Statement of Position No. 00-2, Accounting by Producers or Distributors of Films (SOP 00-2), and Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), and recorded one-time after-tax charges for the adoption of the standards totaling $228 million (or $0.11 per share) and $50 million (or $0.02 per share), respectively in the prior-year quarter.

3. On October 24, 2001 the Company acquired Fox Family Worldwide, Inc. (FFW) for $5.2 billion, funded with $2.9 billion of new long-term borrowings, plus the assumption of $2.3 billion of FFW long-term debt. Upon the closing of the acquisition, the Company changed FFW's name to ABC Family Worldwide, Inc.
(ABC Family). Among the businesses acquired was the Fox Family Channel, which has been renamed ABC Family Channel, a programming service that currently reaches approximately 84 million cable and satellite television subscribers throughout the U.S.; a 76% interest in Fox Kids Europe, which reaches more than 28 million subscribers across Europe; Fox Kids channels in Latin America, and the Saban library and entertainment production businesses.

     The Company's motivation for the acquisition was to increase shareholder value. The Company believes that it can reach this objective through the use of new strategies which include cross promotion with its other television properties, repurposing a portion of the programming of the ABC Television Network, utilizing programming from the Disney and ABC libraries, developing original programming and by reducing operating costs through consolidation.

                             THE WALT DISNEY COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (unaudited; tabular dollars in millions, except per share data)


     The acquisition of ABC Family is being accounted for in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations. The cost of the acquisition was allocated to the assets acquired and liabilities assumed based on estimates of their respective fair values at the date of acquisition. The purchase price allocation presented below is preliminary and subject to refinements based on the completion of certain valuation studies and restructuring plans.

     The following table summarizes the preliminary purchase price allocation of ABC Family's assets acquired and liabilities assumed at the date of acquisition:

                Receivables                      $     192
                Programming costs                      435
                Other assets                           361
                Goodwill                             5,014
                                                   --------
                   Total assets                      6,002
                                                   --------

                Accounts payable and accrued
                  liabilities                         (473)
                Other liabilities                     (284)
                Minority interest                      (49)
                                                   --------
                   Total liabilities                  (806)
                                                   --------
                Fair value of net assets
                  acquired                           5,196
                Borrowings and preferred
                  stock assumed                     (2,371)
                                                   --------
                Cash purchase price, net of
                  cash acquired                  $   2,825
                                                   ========

     The excess of the purchase price over the fair value of the net assets acquired of $5.0 billion was allocated to goodwill that was assigned to the Cable Networks reporting unit within the Media Networks segment. None of this amount is expected to be deductible for tax purposes.

     The Company's condensed consolidated results of operations have incorporated ABC Family's activity, on a consolidated basis from October 24, 2001, the date of acquisition. On a pro forma basis, adjusting only for the assumption that the acquisition of ABC Family and related incremental borrowings had occurred at the beginning of fiscal 2001, revenues for the three months ended December 2001 and 2000 are $7.079 billion and $7.588 billion, respectively, and net income and earnings per share are approximately the same. The unaudited pro forma information is not necessarily indicative of the results of operations had the acquisition actually occurred at the beginning of fiscal 2001, nor is it necessarily indicative of future results.

     The ABC Family acquisition resulted in an increase in the Company's borrowings of $5.2 billion. As of December 31, 2001, borrowings totaled $15.8 billion and included commercial paper totaling $4.4 billion, with an effective interest rate of 3.7%; senior notes originally issued by FFW valued at $1.1 billion, with an effective interest rate of 8.4% maturing in 2008; and FFW preferred stock totaling $400 million with an effective cost of capital of 5.25%. The senior notes are callable at a premium beginning November 1, 2002.

                             THE WALT DISNEY COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        (unaudited; tabular dollars in millions, except per share data)


4. During the quarter, the Company sold its remaining shares of Knight-Ridder, Inc. received in connection with the disposition of certain publishing operations in fiscal 1997. The pre-tax gain on the sale of $216 million is reported in "net interest expense and other" in the condensed consolidated statements of income.

5. Pursuant to SFAS 142, substantially all of the Company's intangible assets will no longer be amortized and the Company is required to perform an annual impairment test for goodwill and intangible assets. Goodwill and intangible assets are allocated to various reporting units, which are either the operating segment or one reporting level below the operating segment. The Company's reporting units for purposes of applying the provisions of SFAS 142 are: Cable Networks, Television Broadcasting, Radio, Studio Entertainment, Consumer Products and Parks and Resorts. SFAS 142 requires the Company to compare the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is potential impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss would be recorded to the extent that the fair value of the goodwill within the reporting unit is less than the carrying value. The impairment test for intangible assets consists of comparing the fair value of the intangible asset to its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss is recognized. Fair value for goodwill and intangible assets are determined based on discounted cash flows and appraised values.

     The following table provides a reconciliation of the prior-year quarter's reported net income to adjusted net income had SFAS 142 been applied as of the beginning of fiscal 2001:

                                                           Three Months
                                                       Ended December 31, 2000
                                                       -----------------------
                                                                      Earnings
                                                         Amount      per share
                                                       -----------   ----------
         Reported net income attributed to Disney      $      63    $     0.03
           Common Stock
         Cumulative effect of accounting changes             278          0.13
                                                       -----------   ----------
         Reported income attributed to Disney
           Common Stock before the cumulative
           effect of accounting changes                      341          0.16

             Add back amortization (net of tax):
                Goodwill                                      87          0.04
                Indefinite life intangible assets             12          0.01
                                                       -----------   ----------
         Adjusted income attributed to Disney
           Common Stock before the cumulative
           effect of accounting changes                $     440    $     0.21
                                                       ===========   ==========

     The changes in the carrying amount of goodwill for the quarter ended December 31, 2001, are as follows:

                                                Media
                                                Networks     Other      Total
                                               ---------- ----------  ---------
         Balance as of October 1, 2001         $  12,042  $      64   $ 12,106
         Goodwill acquired during quarter          5,014         11      5,025
                                                 --------   --------   --------
         Balance as of December 31, 2001       $  17,056  $      75   $ 17,131
                                                 ========   ========   ========

     Amortizable intangible assets at December 31, 2001 consist of intellectual copyrights of $300 million amortized over 10-31 years, and stadium facility leases and other of $95 million amortized primarily over 33 years. Intangible assets with indefinite lives at December 31, 2001 are FCC licenses of $1,361 million and ESPN trademark and other of $962 million.

                             THE WALT DISNEY COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (unaudited; tabular dollars in millions, except per share data)


6. The Company has a 39% interest in Euro Disney, which operates the Disneyland Resort Paris. Euro Disney expects to open a second theme park, The Walt Disney Studios Park, in March 2002.

     As of December 31, 2001, the total of the Company's investment, accounts and notes receivable from Euro Disney totaled $396 million, including investments and advances associated with The Walt Disney Studios Park and $27 million that Euro Disney drew during the first quarter of fiscal 2002 under a $149 million line of credit with the Company. It is expected that Euro Disney will draw additional amounts under the credit line during fiscal 2002.

As of December 31, 2001, Euro Disney had, on a US GAAP basis, total assets of $2.8 billion and total liabilities of $2.6 billion, including borrowings of $1.9 billion.

7. Diluted earnings per share amounts are calculated using the treasury stock method and are based upon the weighted average number of common and common equivalent shares outstanding during the period. For the quarter ended December 31, 2001 and 2000, options for 164 million and 31 million shares, respectively, were excluded from the Disney diluted earnings per share calculation.

8.    Comprehensive income (loss) is as follows:

                                                            Three Months
                                                           Ended December 31,
                                                           ------------------
                                                            2001        2000
                                                           ------      ------
     Net income (loss)                                   $   438     $   (36)
     Cumulative effect of adoption of SFAS 133,
       net of tax                                              -          60
     Market value adjustments for investments
        and hedges, net of tax                                27         (10)
     Foreign currency translation, net of tax                 40          (3)
                                                           ------      ------
     Comprehensive income                                $   505     $    11
                                                           ======      ======

                             THE WALT DISNEY COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        (unaudited; tabular dollars in millions, except per share data)


9. The operating segments reported below are the segments of the Company for which separate financial information is available and for which segment operating income amounts are evaluated regularly by executive management in deciding how to allocate resources and in assessing performance.

                                                             Three Months
                                                           Ended December 31,
                                                           ------------------
                                                            2001        2000
                                                           -------     -------
Revenues:
   Media Networks                                        $  2,976    $  2,967
                                                           -------     -------

   Parks and Resorts                                        1,433       1,724
                                                           -------     -------

   Studio Entertainment
      Third parties                                         1,792       1,837
      Intersegment                                             13          13
                                                           -------     -------
                                                            1,805       1,850
                                                           -------     -------
   Consumer Products
      Third parties                                           847         905
      Intersegment                                            (13)        (13)
                                                           -------     -------
                                                              834         892
                                                           -------     -------
                                                         $  7,048    $  7,433
                                                           =======     =======
Segment operating income:
   Media Networks                                        $    242    $    526
   Parks and Resorts                                          187         384
   Studio Entertainment                                       149         152
   Consumer Products                                          175         169
                                                           -------     -------
                                                         $    753    $  1,231
                                                           =======     =======

     The Company evaluates the performance of its operating segments based on segment operating income. A reconciliation of segment operating income to income before income taxes, minority interests and the cumulative effect of accounting changes is as follows:


                                                            Three Months
                                                         Ended December 31,
                                                         -------------------
                                                           2001      2000
                                                         --------- ---------
Segment operating income                                 $    753  $  1,231
Corporate and unallocated shared expenses                    (104)      (81)
Amortization of intangible assets                              (3)     (293)
Gain on sale of business                                        -        22
Net interest expense and other                                 55      (109)
Equity in the income of investees                              70        82
Restructuring and impairment charges                            -      (194)
                                                           -------   -------
Income before income taxes, minority interests and
  the cumulative effect of accounting changes            $    771  $    658
                                                           =======   =======


                             THE WALT DISNEY COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        (unaudited; tabular dollars in millions, except per share data)


10. The Company, together with, in some instances, certain of its directors and officers, is a defendant or co-defendant in various legal actions involving copyright, breach of contract and various other claims incident to the conduct of its businesses.

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

     On January 22, 2002, the Company entered into a six-year agreement with the National Basketball Association (NBA) beginning with the 2002-03 season to broadcast more than 100 regular and post-season games per year, including the NBA finals. The agreement also featured distribution rights for related NBA programming and content and extensions of several existing agreements.

     The Company's contractual commitments other than leases, including the NBA rights agreement, were approximately $15.2 billion as of December 31, 2001, including approximately $11.9 billion for sports programming rights.

                             THE WALT DISNEY COMPANY
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SEASONALITY

     The Company's businesses are subject to the effects of seasonality. Consequently, the operating results for the quarter ended December 31, 2001 for each business segment, and for the Company as a whole, are not necessarily indicative of results to be expected for the full year.

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

                             THE WALT DISNEY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(continued)


AS-REPORTED RESULTS OF OPERATIONS

     As-reported net income was $438 million compared to a net loss of $36 million in the prior-year quarter. Net income and earnings per share attributed to Disney common stock were $438 million and $0.21, respectively, compared to $63 million and $0.03 in the prior-year quarter. The current year quarter includes a pre-tax gain ($216 million or $0.06 per share) on the sale of the remaining shares of Knight Ridder, Inc. Results for the prior-year quarter included the cumulative effect of accounting changes ($278 million or $0.13 per share) and cessation of amortization of intangible assets effective October 1, 2001, due to the adoption of SFAS 142. Net income and earnings per share before the cumulative effect of accounting changes and after adjusting for the impact of SFAS 142 attributed to Disney common stock for the prior-year quarter were $440 million and $0.21, respectively.

     Results for the current quarter also reflected decreased segment operating income, decreased equity in the income of investees and higher corporate and unallocated shared expenses, partially offset by lower restructuring and impairment charges and net interest expense and other. Decreased segment operating income primarily reflected lower Media Networks and Parks and Resorts results. The prior-year quarter included restructuring and impairment charges totaling $194 million, primarily related to other-than-temporary declines in the fair value of certain investments in technology companies. Lower equity in the income of investees reflected declines at the cable equity services resulting from the soft advertising market and losses incurred in connection with new investments. Increased corporate and unallocated shared expenses were driven by strategic initiatives designed to promote the Disney brand and costs for new financial and human resources information systems. Declines in net interest expense and other included a $216 million gain on the sale of Knight-Ridder, Inc.

     On October 24, 2001 the Company acquired ABC Family for $5.2 billion, funded with $2.9 billion of new long-term borrowings plus the assumption of $2.3 billion of FFW long-term debt (see Notes 3 and 5 to the Condensed Consolidated Financial Statements). The current quarter included the operations of ABC Family and incremental interest expense for acquisition-related borrowings as of the date of acquisition.

Fiscal 2002 Outlook

     We expect weakness in the economy and ongoing disruption in travel patterns to continue to impact the Company's operating results, particularly in our Media Networks and Parks and Resorts segments. As of early February, the advertising market had not shown clear signs of rebounding, and ratings at the ABC television network remained lower relative to the prior year. We expect the trends that impacted the Media Network business in the first quarter to continue. In addition, the winter Olympics in Feburary 2002 are likely to impact the sports advertising market negatively, which may adversely affect ESPN's results. In the Parks and Resorts segment, Walt Disney World attendance was down roughly 20% as of early February versus the first quarter of last year, while occupancy levels were down by slightly less than 20%. While the Parks and Resorts segment experienced some improvement in trends after the end of the first quarter, we expect that the down-turn in leisure travel will continue to impact results.

                             THE WALT DISNEY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(continued)


PRO FORMA RESULTS OF OPERATIONS

     To enhance comparability, the unaudited pro forma information that follows presents consolidated results of operations as if the acquisition of ABC Family, the conversion of the Internet Group common stock into Disney common stock, the closure of the GO.com portal business and the adoption of new goodwill and intangible asset accounting rules (see Notes 2 and 3 to the Condensed Consolidated Financial Statements) had occurred at the beginning of fiscal 2001. The acquisition of ABC Family resulted in a $5.2 billion increase in borrowings. Pro forma net interest and other has been adjusted as if these incremental borrowings had been outstanding as of the beginning of the periods presented. The unaudited pro forma information is not necessarily indicative of the results of operations had these events actually occurred at the beginning of fiscal 2001, nor is it necessarily indicative of future results.


                                                   Three Months Ended
                                                      December 31,
                                                  --------------------
                                                    2001      2000     % Change
(unaudited; in millions, except per share data)   --------- ---------- ---------
Revenues                                          $  7,079  $   7,577     (7)%
Costs and expenses                                  (6,426)    (6,353)    (1)%
Amortization of intangible assets                       (3)        (8)    63 %
Gain on sale of business                                 -         22      n/m
Net interest (expense) and other                        43       (165)     n/m
Equity in the income of investees                       70         86    (19)%
Restructuring and impairment charges                     -       (194)     n/m
                                                  ---------  ---------
Income before income taxes, minority interests         763        965    (21)%
  and the cumulative effect of accounting changes
Income taxes                                          (296)      (405)    27 %
Minority interests                                     (34)       (31)   (10)%
                                                  ---------  ---------
Income before the cumulative effect of
  accounting changes                                   433        529    (18)%
Cumulative effect of accounting changes:
   Film accounting                                       -       (228)     n/m
   Derivative accounting                                 -        (50)     n/m
                                                  ---------  ---------

Net income                                        $    433   $    251     73 %
                                                  =========  =========
Earnings per share before the cumulative effect
  of accounting changes (basic and diluted)       $   0.21   $   0.25    (16)%
                                                  =========  =========
Earnings per share including the cumulative
  effect of accounting changes
  (basic and diluted)(1)                          $   0.21   $   0.12     75 %
                                                  =========  =========
Earnings before the cumulative effect of
  accounting changes, excluding the KRI
  gain in fiscal 2002, restructuring and
  impairment charges and gain on the sale
  of business                                     $    297   $    657    (55)%
                                                  =========  =========
Earnings per share before the cumulative
  effect of accounting changes, excluding
  the KRI gain in fiscal 2002, restructuring
  and impairment charges and gain on the sale
  of business (basic and diluted)                 $   0.15   $   0.31    (52)%
                                                  =========  =========
Average number of common and common equivalent
  shares outstanding:
   Diluted                                           2,040      2,111
                                                  =========  =========
   Basic                                             2,039      2,090
                                                  =========  =========
 ------------------------------------------

(1) The per share impacts of the film and derivative accounting changes for the prior year were $(0.11) and $(0.02), respectively.

                             THE WALT DISNEY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(continued)


     The following table provides a reconciliation of as-reported earnings per share attributed to Disney common stock to pro forma earnings per share before the cumulative effect of accounting changes, excluding the investment gain in fiscal 2002, restructuring and impairment charges and gain on the sale of business.

                                                                Three Months
(unaudited)                                                  Ended December 31,
                                                            --------------------
                                                              2001       2000
                                                            ---------  ---------
As-reported earnings per share attributed to
  Disney common stock                                       $   0.21   $   0.03


Adjustment to attribute 100% of Internet Group
  operating results to Disney common stock (72%
  included in as-reported amounts)                                 -      (0.05)

Adjustment to exclude pre-closure GO.com portal
  operating results and amortization of intangible assets          -       0.07

Adjustment to exclude goodwill and intangible assets
  amortization pursuant to SFAS 142                                -       0.07

Adjustment to exclude the cumulative effect of
  accounting changes                                               -       0.13
                                                             --------  ---------

Pro forma earnings per share before the cumulative
  effect of accounting changes                                  0.21       0.25

Adjustment to exclude restructuring and impairment
  charges                                                          -       0.06

Adjustment to exclude investment gain in fiscal 2002           (0.06)         -

                                                             --------  ---------
Pro forma earnings per share before the cumulative
  effect of accounting changes, excluding the
  investment gain in fiscal 2002, restructuring and
  impairment charges and gain on the sale of business        $  0.15   $   0.31
                                                             ========  =========

------------------------------------------------------------------

  The impact of the gain on sale of a business on fiscal 2001 and the pro forma impact of ABC Family on both periods was less than $0.01.


                             THE WALT DISNEY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(continued)


Business Segment Results

                                         Three Months Ended December 31,
                                 -----------------------------------------------
(unaudited, in millions)             Pro Forma                    As Reported
                                 -----------------             -----------------
                                   2001      2000   % Change     2001      2000
Revenues:                        -------   -------  --------   -------   -------
  Media Networks               $  3,006   $ 3,099     (3)%    $ 2,976   $ 2,967
  Parks and Resorts               1,433     1,724    (17)%      1,433     1,724
  Studio Entertainment            1,805     1,850     (2)%      1,805     1,850
  Consumer Products                 835       904     (8)%        834       892
                                 -------   -------             -------   -------
                               $  7,079   $ 7,577     (7)%    $ 7,048   $ 7,433
                                 =======   =======             =======   =======
Segment operating income:
  Media Networks               $    246   $   591    (58)%    $   242   $   526
  Parks and Resorts                 187       384    (51)%        187       384
  Studio Entertainment              149       152     (2)%        149       152
  Consumer Products                 175       178     (2)%        175       169
                                 -------   -------             -------   -------
                               $    757   $ 1,305    (42)%    $   753   $ 1,231
                                 =======   =======             =======   =======

     The Company evaluates the performance of its operating segments based on segment operating income. The following table reconciles segment operating income to income before income taxes and minority interests.


                                         Three Months Ended December 31,
                                 -----------------------------------------------
                                     Pro Forma                    As Reported
(unaudited, in millions)         -----------------             -----------------
                                   2001      2000   % Change     2001      2000
                                 -------   -------  --------   -------   -------
 Segment operating income       $   757   $ 1,305     (42)%   $   753   $ 1,231
 Corporate and unallocated
   shared expenses                 (104)      (81)    (28)%      (104)      (81)
 Amortization of intangible
   assets                            (3)       (8)     63 %        (3)     (293)
 Gain on sale of businesses           -        22      n/m          -        22
 Net interest (expense)
   and other                         43      (165)     n/m         55      (109)
 Equity in the income of
   investees                         70        86     (19)%        70        82
 Restructuring and impairment
   charges                            -      (194)     n/m          -      (194)
                                 -------   -------             -------   -------
 Income before income taxes
   and minority interests       $   763   $   965     (21)%   $   771       658
                                 =======   =======             =======   =======

     Segment earnings before interest, income taxes, depreciation and amortization (EBITDA) is as follows:

                                        Three Months Ended December 31,
                                 -----------------------------------------------
  (unaudited, in millions)           Pro Forma                    As Reported
                                 -----------------             -----------------
                                   2001      2000   %Change      2001      2000
                                 -------   -------  --------   -------   -------
   Media Networks               $   293   $   637     (54)%   $   288   $   571
   Parks and Resorts                348       527     (34)%       348       527
   Studio Entertainment             160       165      (3)%       160       165
   Consumer Products                188       202      (7)%       188       193
                                 -------   -------             -------   -------
                                $   989   $ 1,531     (35)%   $   984   $ 1,456
                                 =======   =======             =======   =======


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

Media Networks

     The following table provides supplemental revenue and operating income detail for the Media Networks segment:


  (unaudited, in millions)                                 Pro Forma
                                               ---------------------------------
   Three Months Ended December 31,               2001         2000     % Change
                                               ----------   ---------  ---------
   Revenues:
      Broadcasting                             $   1,476   $    1,802     (18)%
      Cable Networks                               1,530        1,297      18 %
                                                ----------   ---------
                                               $   3,006   $    3,099      (3)%
                                                ==========   =========
   Segment operating income
      Broadcasting                             $     (76)  $      287       n/m
      Cable Networks                                 322          304       6 %
                                                ----------   ---------
                                               $     246   $      591     (58)%
                                                ==========   =========

     On a pro forma basis, revenues decreased 3%, or $93 million, to $3.0 billion, driven by decreases of $326 million at Broadcasting, partially offset by increases of $233 million at the Cable Networks. The decrease at Broadcasting was driven by declines at the ABC television network and the Company's owned television and radio stations due to the soft advertising market and lower ratings. Increased cable revenues were driven by annual contractual rate adjustments at ESPN, partially offset by the impact of the soft advertising market.

     On a pro forma basis, segment operating income decreased 58%, or $345 million, to $246 million, driven by decreases of $363 million at Broadcasting, resulting from decreased revenues and higher programming costs. Costs and expenses, which consist primarily of programming rights and amortization, production costs, distribution and selling expenses and labor costs, increased by $252 million for the quarter. Increased costs were driven by higher sports programming costs at ESPN and increased primetime programming costs at the ABC television network.

     As-reported amounts include a partial period of ABC Family operations in the current period and GO.com portal losses (which was closed in February 2001) in the prior-year period. As-reported revenues remained flat at $3.0 billion and segment operating income decreased 54% to $242 million.

     The Company has various contractual commitments for the purchase of broadcast rights for sports and other programming, including the National Football League (NFL), Major League Baseball (MLB) and National Hockey League
(NHL). Additionally, the Company entered into a programming rights agreement with the National Basketball Association (NBA) in January 2002. The costs of these contracts have increased significantly in recent years. The Company has implemented a variety of strategies, including marketing efforts, to reduce the impact of the higher costs. The impact of these contracts on the Company's results over the remaining term of the contracts is dependent upon a number of factors, including the strength of advertising markets, effectiveness of marketing efforts and the size of viewer audiences.

                             THE WALT DISNEY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(continued)


     The Company has investments in cable operations that are accounted for as unconsolidated equity investments. The table below presents operating income from cable television activities, which comprise the Cable Networks and the Company's cable equity investments:


     (unaudited, in millions)                             Pro Forma
                                               ---------------------------------
     Three Months Ended December 31,              2001         2000    % Change
                                               ----------   ---------  ---------
     Operating income:
        Cable Networks                         $     322    $    304        6 %
        Equity investments:
          A&E Television, Lifetime Television
             and E! Entertainment Television         166          186     (11)%
          Other                                       65           66      (2)%
                                                ----------   ---------
     Operating income from cable television
       activities                                    553          556      (1)%
     Partner share of operating income              (192)        (206)      7 %
                                                ----------   ---------
     Disney share of operating income          $     361    $     350       3%
                                                ==========   =========

     Note: Operating income from cable television activities presented in this table represents 100% of both the Company's owned cable businesses and its cable equity investees. The Disney share of operating income represents the Company's interest in cable television operating income. Cable Networks are reported in "Segment operating income" in the statements of income. Equity investments are accounted for under the equity method, and the Company's proportionate share of the net income of its cable equity investments is reported in "Equity in the income of investees" in the statements of income.

     The Company believes that operating income from cable television activities provides additional information useful in analyzing the underlying business results. However, operating income from cable television activities is a non-GAAP financial metric and should be considered in addition to, not as a substitute for, segment operating income.

     The Company's share of cable television operating income increased 3%, or $11 million, to $361 million, reflecting higher cable network affiliate revenues driven by contractual rate adjustments, subscriber growth and continued improvement at the international Disney Channel, partially offset by higher programming costs at ESPN and the weak advertising market, at both ESPN and the cable equity investments.

Parks and Resorts

     Parks and Resorts revenues decreased 17%, or $291 million, to $1.4 billion, driven primarily by decreases of $303 million at the Walt Disney World Resort, partially offset by growth of $27 million at the Disneyland Resort and increased royalties of $15 million from the Tokyo Disney Resort. At the Walt Disney World Resort, decreased revenues reflected decreased attendance, reduced guest spending and lower hotel occupancy resulting from cancellations, deferrals and reduced travel due to continued softness in the economy and the events of September 11th. The opening of Disney's California Adventure, Disney's Grand Californian Hotel and Downtown Disney drove increased attendance and hotel occupancy at the Disneyland Resort. The increased royalties at Tokyo Disney Resort are due primarily to the opening of Tokyo DisneySea in the fourth quarter of the prior year.

     Segment operating income decreased 51%, or $197 million, to $187 million, reflecting revenue declines at the Walt Disney World Resort and higher operating costs at the Disneyland Resort, partially offset by ongoing productivity improvements and cost reduction initiatives at Walt Disney World. Costs and expenses, which consist principally of labor, costs of merchandise, food and beverages sold, depreciation, repairs and maintenance, entertainment and marketing and sales expense, decreased 7% or $94 million. Higher operating costs at the Disneyland Resort were due to the opening of Disney's California Adventure, Disney's Grand Californian Hotel and Downtown Disney, which opened in the second quarter of fiscal 2001.

                             THE WALT DISNEY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(continued)


Studio Entertainment

     Revenues decreased 2%, or $45 million, to $1.8 billion, driven by a decrease of $71 million in international theatrical motion picture distribution, partially offset by an increase of $24 million in domestic theatrical motion picture distribution and domestic home video. In international theatrical motion picture distribution, the performance of Atlantis and The Princess Diaries faced difficult comparisons to the prior-year quarter titles, which included Dinosaur, Unbreakable, Coyote Ugly and The Kid. The increase in domestic theatrical motion picture distribution reflected the success of Disney/Pixar's Monsters, Inc., and growth in domestic home video reflected the strong VHS and DVD performance of Snow White and the Seven Dwarfs, The Princess Diaries and Pearl Harbor compared to the prior-year period, which included Disney/Pixar's Toy Story 2 including the Toy Story/Toy Story 2 DVD multipacks.

     Segment operating income decreased 2%, or $3 million, to $149 million, driven by declines in worldwide theatrical motion picture distribution. Domestic theatrical motion picture distribution experienced increased costs and international motion picture distribution had revenue declines, both of which were partially offset by revenue growth in domestic home video. Costs and expenses, which consist primarily of production cost amortization, distribution and selling expenses, product costs and participation costs decreased 2% or $42 million. Lower costs and expenses reflected decreased distribution and amortization expense in international theatrical motion picture distribution, partially offset by higher distribution and participation costs in domestic theatrical motion picture distribution.

Consumer Products

     On a pro forma basis, revenues decreased 8%, or $69 million, to $835 million, primarily reflecting declines of $42 million at Disney Interactive and $12 million at the Disney Stores. These declines were driven by weaker performing personal computer CD-ROM titles, due in part to the softening in the personal computer market at Disney Interactive and fewer Disney Stores in North America as a result of store closures.

     On a pro forma basis, segment operating income decreased 2%, or $3 million, to $175 million, reflecting revenue declines at Disney Interactive, partially offset by increases at the Disney Stores. Costs and expenses, which consist primarily of labor, product costs, including product development costs, distribution and selling expenses and leasehold expenses, decreased 9% or $66 million, primarily driven by lower costs at the Disney Store and Disney Interactive due to lower sales volume and lower advertising costs and store closures at the Disney Store.

     As-reported amounts include a partial period of ABC Family operations in the current period. Revenues decreased 7% to $834 million and segment operating income increased 4% to $175 million.

                             THE WALT DISNEY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(continued)


FINANCIAL CONDITION

     For the quarter ended December 31, 2001, cash used by operations was $579 million, reflecting lower pre-tax income before non-cash charges and the timing of the collection of accounts receivable, which resulted in a higher receivable balance. The increase in accounts receivable was driven by higher cable network affiliate revenues and the timing of home video releases both domestically and internationally.

     During the quarter, the Company invested $237 million in parks, resorts and other properties. The decrease from the prior year was due to the completion of Disney's California Adventure, which opened in February 2001.

     In January 2002, the ABC Television Network and ESPN reached a six-year agreement with the NBA to televise more than 100 regular and post-season games. Including the NBA contract, contractual commitments, other than leases, including commitments to purchase broadcast programming were approximately $15.2 billion at December 31, 2001, including approximately $11.9 billion related to sports programming rights, primarily NFL, NBA, college football, MLB and NHL. Substantially all of this amount is payable over the next six years.

     The Company expects that the ABC Television Network, ESPN, ABC Family, The Disney Channels and the Company's television and radio stations will continue to enter into programming commitments to purchase the broadcast rights for various feature films, sports and other programming.

     On October 24, 2001, the Company acquired ABC Family for $5.2 billion, funded with $2.9 billion of new long-term borrowings, plus the assumption of $2.3 billion of FFW long-term debt (of which $861 million was subsequently repaid).

     During the quarter, the Company increased its commercial paper borrowings by $3.7 billion and issued debt with proceeds of $1.1 billion, consisting of $295 million of retail callable bonds and $832 million of euro-yen notes. These borrowings have effective interest rates, including the impact of interest rate swaps, ranging from 3.2% to 7.0% and maturities in fiscal 2005 through fiscal 2032. During the quarter, the Company repaid approximately $157 million of term debt, which either matured or was called during the quarter. Additionally, during the quarter the Company repaid approximately $861 million of debt assumed in the acquisition of ABC Family.

     Commercial paper borrowings outstanding as of December 31, 2001 totaled $4.4 billion, with maturities of up to one year, supported by a $2.25 billion bank facility due in February 2002 and a $2.25 billion bank facility due in 2005. The Company expects to renew the bank facility that expires in 2002. These bank facilities allow for borrowings at LIBOR-based rates plus a spread, depending upon the Company's public debt rating. As of December 31, 2001, the Company had not borrowed against these bank facilities.

     During the quarter, the Company paid $428 million in annual dividends.

     Recent events have caused significant changes in the insurance market which will likely impact the extent and cost of the Company's insurance coverage. However, the Company believes that as renewals for various policies occur, it will be able to obtain reasonable levels of coverage based on historical loss experience.

                             THE WALT DISNEY COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(continued)


     The Company believes that its financial condition is strong and that its cash, other liquid assets, operating cash flows, access to equity capital markets and borrowing capacity, taken together, provide adequate resources to fund ongoing operating requirements and future capital expenditures related to the expansion of existing businesses and development of new projects. However, the Company's operating cash flow and access to the capital markets can be impacted by macroeconomic factors outside of its control. In addition to macroeconomic factors, the Company's borrowing costs can be impacted by short- and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on certain credit measures such as interest coverage and leverage ratios.

OTHER MATTERS

     Effective October 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). As a result of adopting SFAS 142, a substantial amount of the Company's intangible assets are no longer amortized. Pursuant to SFAS 142, intangible assets must be periodically tested for impairment and the new standard provides six months to complete the impairment review. During the quarter, the Company completed its initial impairment review which indicated that there was no impairment. The Company expects to complete its review during the second quarter of the current year. See Note 5 to the Condensed Consolidated Financial Statements.

     The Company also adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), effective October 1, 2001. The adoption of SFAS 144 did not have a material impact on the Company's consolidated results of operations and financial position.

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

     The Company uses interest rate swaps and other instruments to manage net exposure to interest rate changes related to its borrowings and investments and to lower its overall borrowing costs. Significant interest rate risk management instruments held by the Company during the quarter included pay-floating and pay-fixed swaps. Pay-floating swaps, which expire in one to 19 years, effectively convert medium- and long-term obligations to LIBOR-indexed variable rate instruments. Pay-fixed swaps, which expire in one to two years, effectively convert floating-rate obligations to fixed-rate instruments.

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

FORWARD LOOKING STATEMENTS

     The Private Securities Litigation Reform Act of 1995 (the Act) provides a safe harbor for "forward- looking statements" made by or on behalf of the Company. We may from time to time make written or oral statements that are "forward-looking", including statements contained in this report and other filings with Securities and Exchange Commission and in reports to our shareholders. All statements that express expectations and projections with respect to future matters may be affected by changes in the Company's strategic direction, as well as by developments beyond the Company's control. These developments may include changes in global, political or economic conditions that may, among other things, affect the international performance of the Company's theatrical and home video releases, television programming and consumer products; regulatory and other uncertainties associated with the Internet and other technological developments, and the launching or prospective development of new business initiatives. All forward-looking statements are made on the basis of management's views and assumptions, as of the time the statements are made, regarding future events and business performance. There can be no assurance, however, that our expectations will necessarily come to pass.

     Factors that may affect forward-looking statements. For an enterprise as large and complex as the Company, a wide range of factors could materially affect future developments and performance. A list of such factors is set forth in the Company's Annual Report on Form 10-K for the year ended September 30, 2001 under the heading "Factors that may affect forward-looking statements."

                           PART II. OTHER INFORMATION


ITEM 6. Reports on Form 8-K

(a)   Reports on Form 8-K

     The following current reports on Form 8-K were filed by the Company during the Company's first fiscal quarter:

     (1) Current Report on Form 8-K/A dated October 3, 2001, setting forth the text of a presentation by Company President Robert A. Iger at the Goldman Sachs Communacopia Conference.

     (2) Current Report on Form 8-K dated October 15, 2001, reporting that Standard & Poor's lowered its ratings on the Company.

     (3) Current Report on Form 8-K dated October 24, 2001, reporting issuance of the Company's 7% Quarterly Interest Bonds due 2031.

     (4)  Current Report on Form 8-K dated October 24, 2001, reporting
          (a) completion of the acquisition of Fox Family Worldwide, Inc. (FFW) on October 24, 2001 and (b) ratings upgrade announcements with respect to FFW.

     (5)  Current Report on Form 8-K dated November 8, 2001, setting forth
          (a) the earnings release for the fiscal year ended September 30, 2001,
          (b) text of the conference call concerning the earnings release and
          (c) pro forma worksheets reflecting the impact of SFAS 142 on the Company's fiscal 2001 quarterly income statements.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                THE WALT DISNEY COMPANY
                                         -------------------------------------
                                                      (Registrant)


                               By:  /s/         THOMAS O. STAGGS
                                         -------------------------------------
                                         (Thomas O. Staggs,
                                          Senior Executive Vice President
                                          and Chief Financial Officer)


February 14, 2002
Burbank, California