Form 10-Q
period 2002-03-31
WALT DISNEY CO/
filed 2002-05-15
CIK 1001039

                                       UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C. 20549


                                         FORM 10-Q


                    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                            THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended March 31, 2002             Commission File Number 1-11605

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


      YES  X               NO


  There were 2,040,565,891 shares of common stock outstanding as of May 6, 2002.

                               PART I. FINANCIAL INFORMATION

                                  THE WALT DISNEY COMPANY
                        CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (unaudited; in millions, except per share data)

                                       Three Months Ended    Six Months Ended
                                            March 31,              March 31,
                                       ------------------    ------------------
                                         2002       2001       2002      2001
                                       -------    -------    -------   --------
Revenues                               $  5,904   $  6,049   $ 12,952  $ 13,482
Costs and expenses                       (5,299)    (5,133)   (11,698)  (11,416)
Amortization of intangible assets            (2)      (184)        (5)     (477)
Gain on sale of business                      -          -          -        22
Net interest expense and other             (158)       (98)      (103)     (207)
Equity in the income of investees            49         66        119       148
Restructuring and impairment charges          -       (996)         -    (1,190)
                                        -------    -------    -------   --------
Income before income taxes, minority
  interests and the cumulative effect
  of accounting changes                     494       (296)     1,265       362
Income taxes                               (205)      (238)      (504)     (624)
Minority interests                          (30)       (33)       (64)      (63)
                                        -------    -------    -------   --------
Income (loss) before the cumulative
  effect of accounting changes              259       (567)       697      (325)
Cumulative effect of accounting changes:
   Film accounting                            -          -          -      (228)
   Derivative accounting                      -          -          -       (50)
                                        -------    -------    -------   --------
Net income (loss)                      $    259   $   (567)  $    697  $   (603)
                                        =======    =======    =======   ========
Earnings (loss) attributed to:
   Disney Common Stock                 $    259   $   (548)  $    697  $   (486)
   Internet Group Common Stock                -        (19)         -      (117)
                                        -------    -------    -------   --------
                                       $    259   $   (567)  $    697  $   (603)
                                        =======    =======    =======   ========
Earnings (loss) per share before cumulative effect of accounting changes attributed to:
   Disney Common Stock
   (basic and diluted)                 $   0.13   $  (0.26)  $   0.34  $  (0.10)
                                        =======    =======    =======   ========
   Internet Group Common Stock
   (basic and diluted)                 $    n/a   $  (0.45)  $    n/a  $  (2.72)
                                        =======    =======    =======   ========

Cumulative effect of accounting changes per Disney share:
   Film accounting                     $      -   $      -   $      -  $  (0.11)
   Derivative accounting                      -          -          -     (0.02)
                                        -------    -------    -------   --------
                                       $      -   $      -   $      -  $  (0.13)
                                        =======    =======    =======   ========
Earnings (loss) per share attributed to:
   Disney Common Stock
   (basic and diluted)                 $   0.13   $  (0.26)  $   0.34  $  (0.23)
                                        =======    =======    =======   ========
   Internet Group Common Stock
   (basic and  diluted)                $    n/a   $  (0.45)  $    n/a  $  (2.72)
                                        =======    =======    =======   ========

Earnings (loss) attributed to Disney Common Stock before the cumulative effect of accounting changes adjusted for the impact of SFAS 142
  in fiscal 2001 (See Note 6)          $    259   $   (449)  $    697   $    (9)
                                        =======    =======    =======   ========

Earnings (loss) per share attributed to Disney Common Stock before the cumulative effect of accounting changes adjusted for the impact of SFAS 142 in fiscal 2001 (See Note 6)
      Diluted                           $  0.13   $  (0.21)  $   0.34   $  0.00
                                        =======    =======    =======   ========
      Basic                             $  0.13   $  (0.22)  $   0.34   $  0.00
                                        =======    =======    =======   ========

Average number of common and common equivalent shares outstanding:
   Disney Common Stock:
      Diluted                             2,045      2,098      2,043     2,101
                                        =======    =======    =======   ========
      Basic                               2,039      2,082      2,039     2,082
                                        =======    =======    =======   ========
   Internet Group Common Stock
    (basic and diluted)                     n/a         42        n/a        43
                                        =======    =======    =======   ========

                  See Notes to Condensed Consolidated Financial Statements

                                  THE WALT DISNEY COMPANY
                           CONDENSED CONSOLIDATED BALANCE SHEETS
                            (in millions, except per share data)


                                                  March 31,       September 30,
                                                    2002              2001
                                                 ------------     -------------
                                                  (unaudited)
ASSETS
Current assets
   Cash and cash equivalents                     $       1,869    $        618
   Receivables                                           4,006           3,343
   Inventories                                             663             671
   Television costs                                      1,673           1,175
   Deferred income taxes                                   554             622
   Other assets                                            775             600
                                                   ------------    ------------
      Total current assets                               9,540           7,029

Film and television costs                                5,175           5,235
Investments                                              1,745           2,061
Parks, resorts and other property, at cost
  Attractions, buildings and equipment                  19,463          19,089
  Accumulated depreciation                              (8,146)         (7,728)
                                                   ------------    ------------
                                                        11,317          11,361
   Projects in progress                                    837             911
   Land                                                    676             635
                                                   ------------    ------------
                                                        12,830          12,907

Intangible assets, net                                   2,736           2,716
Goodwill, net                                           17,060          12,106
Other assets                                             1,394           1,645
                                                   ------------    ------------
                                                 $      50,480    $     43,699
                                                   ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts and taxes payable and other accrued
   liabilities                                   $       4,811    $      4,603
   Current portion of borrowings                           867             829
   Unearned royalties and other advances                   929             787
                                                   ------------    ------------
      Total current liabilities                          6,607           6,219

Borrowings                                              14,765           8,940
Deferred income taxes                                    2,364           2,730
Other long term liabilities, unearned royalties
and other advances                                       3,223           2,756
Minority interests                                         494             382
Commitments and contingencies
Stockholders' equity
   Preferred stock, $.01 par value Authorized - 100 million shares, Issued -
      none
   Common stock:
     Common stock - Disney, $.01 par value
      Authorized - 3.6 billion shares, Issued -         12,107          12,096
      2.1 billion shares
     Common stock - Internet Group, $.01 par value
       Authorized - 1.0 billion shares                       -               -
   Retained earnings                                    12,440          12,171
   Accumulated other comprehensive income                   64              10
                                                   ------------    ------------
                                                        24,611          24,277
   Treasury stock, at cost, 81.4 million Disney
     shares                                             (1,394)         (1,395)
   Shares held by TWDC Stock Compensation Fund
     II, at cost
      7.8 million and 8.6 million Disney shares           (190)           (210)
                                                   ------------    ------------
                                                        23,027          22,672
                                                   ------------    ------------
                                                 $      50,480    $     43,699
                                                   ============    ============

                  See Notes to Condensed Consolidated Financial Statements

                                  THE WALT DISNEY COMPANY
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited, in millions)

                                                   Six Months Ended March 31,
                                                   ---------------------------
                                                      2002           2001
                                                   ------------   ------------
NET INCOME (LOSS)                                  $        697   $      (603)

OPERATING ITEMS NOT REQUIRING CASH
   Depreciation                                             506           472
   Equity in the income of investees                       (119)         (148)
   Minority interests                                        64            63
   Amortization of intangible assets                          5           477
   Restructuring and impairment charges                       -         1,190
   Cumulative effect of accounting changes                    -           278
   Gain on sale of business                                   -           (22)
   Other                                                    345           340
CHANGES IN WORKING CAPITAL                                 (818)         (762)
                                                   ------------   ------------

                                                            (17)        1,888
                                                   ------------   ------------

   Cash provided by operations                              680         1,285
                                                   ------------   ------------

INVESTING ACTIVITIES
   Investments in parks, resorts and other
   property                                                (486)         (896)
   Acquisitions (net of cash acquired)                   (2,845)         (444)
   Dispositions                                              16           132
   Proceeds from sale of investments                        598           102
   Purchase of investments                                   (3)          (71)
   Other                                                    (11)          (28)
                                                   ------------   ------------
   Cash used by investing activities                     (2,731)       (1,205)
                                                   ------------   ------------

FINANCING ACTIVITIES
   Borrowings                                             2,905           300
   Reduction of borrowings                               (1,147)       (2,219)
   Repurchases of common stock                                -          (266)
   Commercial paper borrowings, net                       1,947         2,288
   Exercise of stock options and other                       25            76
   Dividends                                              (428)          (438)
                                                   ------------   ------------
   Cash provided (used) by financing
    activities                                           3,302           (259)
                                                   ------------   ------------

Increase (decrease) in cash and cash
equivalents                                              1,251           (179)
Cash and cash equivalents, beginning of period             618            842
                                                   ------------   ------------
Cash and cash equivalents, end of period         $       1,869  $         663
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

     The terms "Company" and "we" are used in this report to refer collectively to the parent company and the subsidiaries through which our various businesses are actually conducted.

2. Effective October 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). As a result of adopting SFAS 142, a substantial amount of the Company's goodwill and intangible assets are no longer amortized. Pursuant to SFAS 142, intangible assets must be periodically tested for impairment, and the new standard provides six months to complete the impairment review. During the quarter, the Company completed its impairment review, which indicated that there was no impairment. See Note 6.

     The Company also adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), effective October 1, 2001. The adoption of SFAS 144 did not have a material impact on the Company's consolidated results of operations and financial position.

     Effective October 1, 2000, the Company adopted AICPA Statement of Position No. 00-2, Accounting by Producers or Distributors of Films (SOP 00-2), and Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), and recorded one-time after-tax charges for the adoption of the standards totaling $228 million (or $0.11 per share) and $50 million (or $0.02 per share), respectively, in the first quarter of the prior year.

3. On October 24, 2001 the Company acquired Fox Family Worldwide, Inc. (FFW) for $5.2 billion, funded with $2.9 billion of new long-term borrowings plus the assumption of $2.3 billion of FFW long-term debt. Upon the closing of the acquisition, the Company changed FFW's name to ABC Family Worldwide, Inc. (ABC Family). Among the businesses acquired was the Fox Family Channel, which has been renamed ABC Family Channel, a programming service that currently reaches approximately 84 million cable and satellite television subscribers throughout the U.S.; a 76% interest in Fox Kids Europe, which reaches more than 31 million subscribers across Europe; Fox Kids channels in Latin America, and the Saban library and entertainment production businesses.

     Our motivation for the acquisition was to acquire a fully integrated cable channel with a significant international presence and therefore increase shareholder value. We believe that we can reach this objective through the use of new strategies which include cross promotion with our other television properties, repurposing a portion of the programming of the ABC Television Network, utilizing programming from the Disney and ABC libraries, developing original programming and by reducing operating costs.

                                  THE WALT DISNEY COMPANY
                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              (unaudited; tabular dollars in millions, except per share data)


     The acquisition of ABC Family has been accounted for in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations. The cost of the acquisition was allocated to the assets acquired and liabilities assumed based on estimates of their respective fair values at the date of acquisition. Fair values were determined by internal studies and independent third party appraisals. The purchase price allocation presented below is preliminary and subject to refinements based on the completion of certain valuation studies and restructuring plans.

     The following table summarizes the preliminary purchase price allocation of ABC Family's assets acquired and liabilities assumed at the date of acquisition.

                Receivables                      $     192
                Programming costs                      347
                Other assets                           516
                Intangible assets                       18
                Goodwill                             4,945
                                                    --------
                   Total assets                      6,018
                                                    --------

                Accounts payable and accrued
                liabilities                           (525)
                Other liabilities                     (248)
                Minority interest                      (49)
                                                    --------
                   Total liabilities                  (822)
                                                    --------
                Fair value of net assets acquire     5,196
                Borrowings and preferred stock
                 assumed                            (2,371)
                                                    --------
                Cash purchase price, net of
                 cash acquired                   $   2,825
                                                    ========

     The excess of the purchase price over the fair value of the identifiable net assets acquired of approximately $4.9 billion was allocated to goodwill that was assigned to the Cable Networks reporting unit within the Media Networks segment. None of this amount is expected to be deductible for tax purposes.

     The Company's condensed consolidated results of operations have incorporated ABC Family's activity on a consolidated basis from October 24, 2001, the date of acquisition. On a pro forma basis, adjusting only for the assumption that the acquisition of ABC Family and related incremental borrowings had occurred at the beginning of fiscal 2001, revenues for the six months ended March 31, 2002 and 2001 are $12,983 million and $13,805 million, respectively. Pro forma and as-reported net income (loss) and earnings (loss) per share for both periods were approximately the same. The unaudited pro forma information is not necessarily indicative of the results of operations had the acquisition actually occurred at the beginning of fiscal 2001, nor is it necessarily indicative of future results.

4. The ABC Family acquisition resulted in an initial increase in the Company's borrowings totaling $5.2 billion, including senior notes originally issued by FFW valued at $1.1 billion, with an effective interest rate of 8.4% maturing in 2008; FFW preferred stock totaling $400 million with an effective cost of capital of 5.25% and commercial paper with an effective interest rate, including the impact of interest rate swaps, of 3.8%. The senior notes are callable at a premium beginning November 1, 2002.

     As of March 31, 2002, total borrowings were $15.6 billion.

                                  THE WALT DISNEY COMPANY
                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              (unaudited; tabular dollars in millions, except per share data)


5. During the first quarter of fiscal 2002, the Company sold its remaining shares of Knight-Ridder, Inc. received in connection with the disposition of certain publishing operations in fiscal 1997. The pre-tax gain of $216 million on the sale is reported in "net interest expense and other" in the Condensed Consolidated Statements of Income.

6. Pursuant to SFAS 142, substantially all of the Company's intangible assets will no longer be amortized, and the Company is required to perform an annual impairment test for goodwill and intangible assets. Goodwill and intangible assets are allocated to various reporting units, which are either the operating segment or one reporting level below the operating segment. The Company's reporting units for purposes of applying the provisions of SFAS 142 are: Cable Networks, Television Broadcasting, Radio, Studio Entertainment, Consumer Products and Parks and Resorts. SFAS 142 requires the Company to compare the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is potential impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss would be recorded to the extent that the fair value of the goodwill within the reporting unit is less than the carrying value. The impairment test for intangible assets consists of comparing the fair value of the intangible asset to its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss is recognized. Fair value for goodwill and intangible assets are determined based on discounted cash flows and appraised values.

     The following table provides a reconciliation of reported net loss for the prior-year six months to adjusted loss had SFAS 142 been applied as of the beginning of fiscal 2001:

                                                              Six Months
                                                         Ended March 31, 2001
                                                         --------------------
                                                                     Earnings
                                                          Amount     per share
                                                         ---------   --------
         Reported net loss attributed to Disney
           Common Stock                                  $   (486)   $  (0.23)
         Cumulative effect of accounting changes              278        0.13
                                                         ---------   --------
         Reported loss attributed to Disney Common
           Stock before the cumulative effect of
           accounting changes                                (208)      (0.10)
             Add back amortization (net of tax):
                Goodwill                                      174        0.08
                Indefinite life intangible assets              25        0.02
                                                         ---------   --------
         Adjusted loss attributed to Disney Common
           Stock before the cumulative effect of
           accounting changes                            $     (9)   $   0.00
                                                         =========   ========

     The changes in the carrying amount of goodwill for the six months ended March 31, 2002, are as follows:

                                        Media
                                       Networks     Other      Total
                                       ---------   --------   --------
         Balance as of October 1,      $  12,042   $     64   $ 12,106
         2001
         Goodwill acquired during
           the period                      4,945          9      4,954
                                        --------   --------   --------
         Balance as of March 31,
          2002                         $  16,987   $     73   $ 17,060
                                        ========   ========   ========

     Amortizable intangible assets at March 31, 2002 consisted of intellectual copyrights of $297 million amortized over 10-31 years, and stadium facility leases and other of $111 million amortized primarily over 33 years. Intangible assets with indefinite lives at March 31, 2002 were FCC licenses of $1,366 million and ESPN trademark and other of $962 million.

                                  THE WALT DISNEY COMPANY
                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              (unaudited; tabular dollars in millions, except per share data)


7. The Company has a 39% interest in Euro Disney S.C.A., which operates the Disneyland Resort Paris. Euro Disney's second theme park, Walt Disney Studios, opened on March 16, 2002.

     As of March 31, 2002, the total of the Company's investment, accounts and notes receivable from Euro Disney totaled $394 million, including investments and advances associated with Walt Disney Studios and $39 million (45 million Euros) that Euro Disney has drawn under a $146 million (167 million Euros) line of credit with the Company. It is expected that Euro Disney will draw additional amounts under the credit line during fiscal 2002.

     As of March 31, 2002, Euro Disney had, on a US GAAP basis, total assets of $2.9 billion (3.3 billion Euros) and total liabilities of $2.8 billion (3.2 billion Euros), including borrowings of $1.9 billion (2.2 billion Euros).

8. Diluted earnings per share amounts are calculated using the treasury stock method and are based upon the weighted average number of common and common equivalent shares outstanding during the period. For the quarter ended March 31, 2002 and 2001, options for 126 million and 102 million shares, respectively, were excluded from the Disney diluted earnings per share calculation as they were anti-dillutive. For the six months ended March 31, 2002 and 2001, options for 145 million and 67 million shares, respectively, were excluded.

9.   Comprehensive income (loss) is as follows:


                                                Three Months      Six Months
                                               Ended March 31,   Ended March 31,
                                               ----------------  ---------------
                                                2002      2001      2002   2001
                                               -------   ------  -------  ------
     Net income (loss)                         $   259   $ (567) $   697  $(603)
     Cumulative effect of adoption of
      SFAS 133, net of tax                           -        -        -     60
     Market value adjustments for investments
      and hedges, net of tax                       (11)      66       16     56
     Foreign currency translation, net of tax       (2)       -       38     (3)
                                               -------   ------  -------  ------
     Comprehensive income (loss)               $   246   $ (501) $   751  $(490)
                                               =======   ======  =======  ======

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

                                 Three Months        Six Months
                                Ended March 31,     Ended March 31,
                                -----------------   -----------------
                                  2002      2001      2002     2001
                                -------   -------   -------   ------
Revenues:
   Media Networks               $  2,196  $  2,258  $ 5,172   $  5,225
                                 -------   -------   ------    -------

   Parks and Resorts               1,525     1,650    2,958      3,374
                                 -------   -------   ------    -------

   Studio Entertainment
      Third parties                1,586     1,548    3,378      3,385
      Intersegment                    17        25       30         38
                                 -------   -------   ------    -------
                                   1,603     1,573    3,408      3,423
                                 -------   -------   ------    -------
   Consumer Products
      Third parties                  597       593    1,444      1,498
      Intersegment                   (17)      (25)     (30)       (38)
                                 -------   -------   ------    -------
                                     580       568    1,414      1,460
                                 -------   -------   ------    -------
                                $  5,904  $  6,049  $12,952   $ 13,482
                                 =======   =======   ======    =======
Segment operating income:
   Media Networks               $    309  $    445  $   551   $    971
   Parks and Resorts                 280       329      467        713
   Studio Entertainment               27       164      176        316
   Consumer Products                  86        87      261        256
                                 -------   -------   ------    -------
                                $    702  $  1,025  $ 1,455   $  2,256
                                 =======   =======   ======    =======

     We evaluate the performance of the Company's operating segments based on segment operating income. A reconciliation of segment operating income to income before income taxes, minority interests and the cumulative effect of accounting changes is as follows:

                                             Three Months         Six Months
                                            Ended March 31,     Ended March 31,
                                           -----------------   -----------------
                                             2002      2001      2002     2001
                                           -------   -------   -------   ------
Segment operating income                  $   702   $ 1,025   $ 1,455   $ 2,256
Corporate and unallocated shared expenses     (97)     (109)     (201)     (190)
Amortization of intangible assets              (2)     (184)       (5)     (477)
Gain on sale of business                        -         -         -        22
Net interest expense and other               (158)      (98)     (103)     (207)
Equity in the income of investees              49        66       119       148
Restructuring and impairment charges            -      (996)        -    (1,190)
                                           -------   -------   -------   ------
Income before income taxes, minority
  interests and the cumulative effect
  of accounting changes                   $   494   $  (296)  $  1,265  $   362
                                           =======   =======   =======   ======


                                  THE WALT DISNEY COMPANY
                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              (unaudited; tabular dollars in millions, except per share data)


11. The Company, together with, in some instances, certain of its directors and officers, is a defendant or co-defendant in various legal actions involving copyright, breach of contract and various other claims incident to the conduct of its businesses. Except for the matters described below, management does not expect a material impact to its results of operations, financial position or cash flows by reason of these actions.

     During the period covered by this report, there were no material developments in the proceeding previously reported in the Company's annual report on Form 10-K for fiscal year 2001, All Pro Sports Camps, Inc. et al. v. Walt Disney Company et al.

     Stephen Slesinger, Inc. v. The Walt Disney Company. In this lawsuit, filed on February 27, 1991 and pending in the Los Angeles County Superior Court, the plaintiff claims that a Company subsidiary defrauded it and breached a 1983 licensing agreement with respect to certain Winnie the Pooh properties, by failing to account for and pay royalties on revenues earned from the sale of Winnie the Pooh movies on videocassette and from the exploitation of Winnie the Pooh merchandising rights. The plaintiff seeks damages for the licensee's alleged breaches as well as confirmation of the plaintiff's interpretation of the licensing agreement with respect to future activities. The plaintiff also seeks the right to terminate the agreement on the basis of the alleged past breaches. The Company disputes that the plaintiff is entitled to any damages or other relief of any kind, including termination of the licensing agreement. The claim is currently scheduled for trial in February 2003. Given the number of outstanding issues and the uncertainty of their ultimate disposition, management is unable to predict the magnitude of any potential determination of the plaintiff's claims.

     Management believes that it is not currently possible to estimate the impact, if any, that the ultimate resolution of these two matters will have on the Company's results of operations, financial position or cash flows.

12. The Company's contractual commitments other than leases were approximately $15.4 billion as of March 31, 2002, including approximately $11.7 billion for sports programming rights. The commitments include obligations under a six-year agreement entered into on January 22, 2002, with the National Basketball Association (NBA) to broadcast more than 100 regular and post-season games per year, including the NBA finals, beginning with the 2002-03 season. The agreement included distribution rights for related NBA programming and content and extended several existing agreements.

13. The Internal Revenue Service (IRS) is currently examining the Company's federal income tax returns for 1993 through 1995. While the audit is not complete, the IRS has recently indicated its intention to challenge certain of the Company's tax positions. We believe that the Company's tax positions comply with applicable tax law and intend to defend the Company's positions vigorously. The ultimate disposition of these matters could require the Company to make additional payments to the IRS. Nonetheless, we believe that the Company has adequately provided for any foreseeable payments related to these matters and consequently do not anticipate any material earnings impact from the ultimate resolution of these matters.

                                  THE WALT DISNEY COMPANY
                      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SEASONALITY

     The Company's businesses are subject to the effects of seasonality. Consequently, the operating results for the quarter and six months ended March 31, 2002 for each business segment, and for the Company as a whole, are not necessarily indicative of results to be expected for the full year.

     Media Networks revenues are influenced by advertiser demand and the seasonal nature of programming, and generally peak in the spring and fall.

     Studio Entertainment revenues fluctuate based upon the timing of theatrical motion picture, home video (VHS and DVD) and television releases. Release dates for theatrical, home video and television products are determined by several factors, including timing of vacation and holiday periods and competition in the market.

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

                                  THE WALT DISNEY COMPANY
                          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(continued)

AS-REPORTED RESULTS OF OPERATIONS

     Net income was $259 million compared to a net loss of $567 million in the prior-year quarter. Net income and earnings per share attributed to Disney common stock were $259 million and $0.13, respectively, compared to a net loss and loss per share of $548 million and $0.26, respectively in the prior-year quarter. Results for the prior-year quarter included restructuring and impairment charges totaling $1.0 billion. The current quarter reflects the cessation of amortization of intangible assets, due to the adoption of SFAS 142, effective October 1, 2001. Net loss and loss per share after adjusting for the impact of SFAS 142 attributed to Disney common stock for the prior-year quarter were $449 million and $0.21, respectively.

     Excluding the year-over-year impact of the restructuring charges, results for the current quarter reflected lower segment operating income and equity in the income of investees and higher net interest expense and other, partially offset by decreased corporate and unallocated shared expenses. Decreased segment operating income primarily reflected lower Studio Entertainment, Media Networks and Parks and Resorts results. Lower equity in the income of investees reflected declines at the cable services driven by the soft advertising market and increased pre-opening costs at Euro Disney due to the opening of Walt Disney Studios at the Disneyland Resort Paris during the quarter. Increases in net interest expense and other were driven by higher average debt balances, primarily due to the incremental borrowings related to the ABC Family acquisition. Decreased corporate and unallocated shared expenses were driven by the timing of expenses and lower costs due to the rollout of the Disney Club, a customer loyalty and appreciation program, in the first quarter of the prior year, partially offset by higher costs for new financial and human resources information technology systems, which are intended to improve productivity and reduce costs.

     For the six months, net income was $697 million compared to a net loss of $603 million in the prior-year period. Net income and earnings per share attributed to Disney common stock were $697 million and $0.34, respectively, for the current-year period compared to a net loss and loss per share of $486 million and $0.23 in the prior-year period. Results for the current period include a pre-tax gain ($216 million or $0.07 per share) on the sale of the remaining shares of Knight-Ridder, Inc., operations of ABC Family acquired on October 24, 2001, incremental interest expense for borrowings related to that acquisition and the cessation of amortization of goodwill and intangible assets, due to the adoption of SFAS 142 effective October 1, 2001. The prior-year period included restructuring and impairment charges ($1.2 billion or $0.44 per share attributed to Disney common stock) and the cumulative effect of accounting changes ($278 million or $0.13 per share). Loss attributed to Disney common stock before the cumulative effect of accounting changes adjusted for the impact of SFAS 142 was $9 million for the prior-year period.

     Excluding the year-over-year impact of the restructuring charges, results for the six months were driven by lower segment operating income and equity in income of investees and higher corporate and unallocated shared expenses, partially offset by lower net interest expense and other. Decreased segment operating income reflected lower Media Networks, Parks and Resorts and Studio Entertainment results. Lower equity in the income of investees reflected decreases at the cable services resulting from the soft advertising market and pre-opening costs at Euro Disney due to the opening of Walt Disney Studios. Higher corporate and unallocated shared expenses were driven by strategic initiatives designed to promote the Disney brand and costs for new financial and human resources information technology systems, partially offset by timing of expenses and lower cost due to the rollout of the Disney Club in the prior-year period. Lower net interest expense and other reflected the gain on the sale of Knight-Ridder, Inc. shares, partially offset by higher average debt balances due to the acquisition of ABC Family.

     On October 24, 2001 the Company acquired ABC Family for $5.2 billion, funded with $2.9 billion of new long-term borrowings plus the assumption of $2.3 billion of long-term debt (see Note 3 to the Condensed Consolidated Financial Statements). The current period includes the operations of ABC Family and incremental interest expense for acquisition-related borrowings from the date of acquisition.

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

                             Three Months Ended        Six Months Ended
                                 March 31,                 March 31,
                             ----------------          ----------------
(unaudited; in millions,                        %                           %
  except per share data)      2002     2001   Change    2002      2001    Change
                             -------  ------- ------   -------   ------  ------
Revenues                     $ 5,904  $ 6,215    (5)%  $ 12,983  $ 13,792   (6)%
Costs and expenses            (5,299)  (5,237)   (1)%   (11,725)  (11,590)  (1)%
Amortization of intangible
  assets                          (2)      (5)   60 %        (5)      (13)  62 %
Gain on sale of business           -        -     -           -        22   n/m
Net interest expense and other  (158)    (151)   (5)%      (115)     (316)  64 %
Equity in the income of
  investees                       49       67   (27)%       119       153  (22)%
Restructuring and impairment
  charges                          -     (134)   n/m          -      (328)  n/m
                             -------  -------          --------   -------
Income before income taxes,      494      755   (35)%     1,257     1,720  (27)%
  minority interests and the
  cumulative effect of accounting
  changes
Income taxes                    (205)    (283)   28 %      (501)     (688)  27 %
Minority interests               (30)     (32)    6 %       (64)      (63)  (2)%
                             -------  -------          --------   -------
Income before the cumulative
  effect of accounting changes   259      440   (41)%       692       969  (29)%

Cumulative effect of accounting changes:
   Film accounting                 -        -     -           -      (228)  n/m
   Derivative accounting           -        -     -           -       (50)  n/m
                              -------  -------         --------   -------
Net income                    $  259   $   440  (41)%  $    692  $    691     -
                              =======  =======         ========   =======
Earnings per share before the
  cumulative effect of
  accounting changes
  (basic and diluted)         $ 0.13   $  0.21  (38)%  $   0.34  $   0.46  (26)%
                              =======  =======         ========   =======
Earnings per share including
  the cumulative effect of
  accounting changes
  (basic and diluted) (1)     $ 0.13   $  0.21  (38)%  $   0.34  $   0.33    3 %
                              =======  =======         ========  ========

Earnings before the cumulative effect of accounting changes, excluding the investment gain in fiscal 2002, restructuring and impairment charges and gain on the sale of business in fiscal
  2001                        $  259   $   524  (51)%   $   556  $  1,181  (53)%
                              =======  =======          =======  ========

Earnings per share before the cumulative effect of accounting changes, excluding the investment gain in fiscal 2002, restructuring and impairment charges and gain on sale of business in fiscal 2001:
   Diluted                    $ 0.13   $  0.25  (48)%    $ 0.27  $   0.56  (52)%
                              =======  =======           ======  ========
   Basic                      $ 0.13   $  0.25           $ 0.27  $   0.57
                              =======  =======           ======  ========

Average number of common and common equivalent shares outstanding:
   Diluted                     2,045     2,105            2,043     2,108
                              =======  =======           ======  ========
   Basic                       2,039     2,089            2,039     2,090
                              =======  =======           ======  ========

     -------------------------------------
(1) The per share impacts of the film and derivative accounting changes for the prior year were $(0.11) and $(0.02), respectively.

                                  THE WALT DISNEY COMPANY
                          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(continued)


     The following table provides a reconciliation of as-reported earnings per share attributed to Disney common stock to pro forma earnings per share.

                                           Three Months        Six Months
                                          Ended March 31,    Ended March 31,
                                         -----------------  -----------------
(unaudited)                                2002     2001      2002      2001
                                         -------  --------  --------  -------
As-reported earnings (loss) per share
  attributed to Disney common stock      $  0.13  $  (0.26) $   0.34  $ (0.23)

Adjustment to attribute 100% of Internet
  Group operating results to Disney common
  stock
  (72% included in as-reported amounts)        -     (0.01)        -    (0.06)

Adjustment to exclude pre-closure GO.com
  portal operating results and amortization
  of intangible assets                         -      0.02         -     0.09

Adjustment to exclude GO.com restructuring
  and impairment charges                       -      0.40         -     0.40

Adjustment to exclude goodwill and intangible
  assets amortization pursuant to SFAS 142     -      0.06         -     0.13

Adjustment to exclude the cumulative effect
  of accounting changes                        -         -         -     0.13
                                          -------  --------  --------  -------

Pro forma earnings per share before the
  cumulative effect of accounting changes   0.13      0.21      0.34     0.46

Adjustment to exclude restructuring and
  impairment charges                           -      0.04         -     0.10

Adjustment to exclude investment gain in
  fiscal 2002                                  -         -     (0.07)       -
                                          -------  --------  --------  -------

Pro forma earnings per share before the cumulative effect of accounting changes, excluding the investment gain in fiscal 2002 and restructuring and impairment charges and gain on the sale of business
  in fiscal 2001                          $ 0.13  $   0.25   $  0.27   $  0.56
                                         =======  ========   =======   =======

-----------------------------------------------

     The impact of the gain on sale of a business on fiscal 2001 and the pro forma impact of ABC Family on both periods was less than $0.01.

                                  THE WALT DISNEY COMPANY
                          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(continued)


Business Segment Results - Quarter

                                        Three Months Ended March 31,
                               -----------------------------------------------
   (unaudited, in millions)      As Reported          Pro Forma
                               -----------------   -----------------
   Revenues:                    2002      2001      2002      2001   % Change
                               -------   -------   -------   ------- ---------
      Media Networks           $  2,196  $ 2,258   $ 2,196   $ 2,417    (9)%
      Parks and Resorts           1,525    1,650     1,525     1,650    (8)%
      Studio Entertainment        1,603    1,573     1,603     1,573     2 %
      Consumer Products             580      568       580       575     1 %
                                -------   ------    ------    ------
                               $  5,904  $ 6,049   $ 5,904   $ 6,215    (5)%
                                =======   ======    ======    ======
   Segment operating income:
      Media Networks           $    309  $   445   $   309   $   503   (39)%
      Parks and Resorts             280      329       280       329   (15)%
      Studio Entertainment           27      164        27       164   (84)%
      Consumer Products              86       87        86        91    (5)%
                                -------   ------    ------    ------
                               $    702  $ 1,025   $   702   $ 1,087   (35)%
                                =======   ======    ======    ======

     The Company evaluates the performance of its operating segments based on segment operating income. The following table reconciles segment operating income to income (loss) before income taxes and minority interests.

                                         Three Months Ended March 31,
                                ----------------------------------------------
                                   As Reported          Pro Forma
                                -----------------   -----------------
   (unaudited, in millions)      2002      2001      2002      2001   % Change
                                -------   -------   -------   ------- ---------
   Segment operating income    $    702  $ 1,025   $  702    $ 1,087    (35)%
   Corporate and unallocated
     shared expenses                (97)    (109)     (97)      (109)    11 %
   Amortization of intangible
     assets                          (2)    (184)      (2)        (5)    60 %
   Net interest expense and other  (158)     (98)    (158)      (151)    (5)%
   Equity in the income of
     investees                       49       66       49         67    (27)%
   Restructuring and impairment
     charges                          -     (996)       -       (134)    n/m
                                -------   -------   ------    -------
   Income (loss) before income
     taxes and minority
     interests                 $    494   $ (296)  $  494    $   755    (35)%
                                =======   =======   ======    =======

     Segment earnings before interest, income taxes, depreciation and amortization (EBITDA) is as follows:

                                        Three Months Ended March 31,
                               ----------------------------------------------
                                  As Reported          Pro Forma
                               -----------------   -----------------
   (unaudited, in millions)     2002      2001      2002      2001   % Change
                               -------   -------   -------   ------- ---------
   Media Networks              $   354   $   489   $   354   $   548   (35)%
   Parks and Resorts               441       468       441       468    (6)%
   Studio Entertainment             37       175        37       175   (79)%
   Consumer Products               102       112       102       116   (12)%
                               -------   -------   -------   -------
                               $   934   $ 1,244   $   934   $ 1,307   (29)%
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

Media Networks

     The following table provides supplemental revenue and operating income detail for the Media Networks segment:

   (unaudited, in millions)                               Pro Forma
                                              ---------------------------------
   Three Months Ended March 31,                  2002         2001     % Change
                                              ----------   ---------  ---------
   Revenues:
      Broadcasting                            $   1,290    $   1,513    (15)%
      Cable Networks                                906          904      -
                                              ----------   ---------
                                              $   2,196    $   2,417     (9)%
                                              ==========   =========
   Segment operating income:
      Broadcasting                            $     (11)   $     167     n/m
      Cable Networks                                320          336     (5)%
                                              ----------   ---------
                                              $     309    $     503    (39)%
                                              ==========   =========

     On a pro forma basis, Media Networks revenues decreased 9%, or $221 million, to $2.2 billion, driven by decreases of $223 million at Broadcasting. The decrease at Broadcasting was driven by declines at the ABC television network due to lower ratings and lower advertising rates from upfront sales and at the Company's owned television stations due to the weak advertising market and the impact of lower network ratings. Revenues at the Cable Networks were essentially flat as increased affiliate revenues at ESPN and increased domestic and international subscribers at the Disney Channel were offset by lower advertising revenues due to the weak advertising market.

     On a pro forma basis, segment operating income decreased 39%, or $194 million, to $309 million, driven by decreases of $178 million at Broadcasting, resulting from decreased revenues, partially offset by lower costs and expenses. Costs and expenses, which consist primarily of programming rights costs and amortization, production costs, distribution and selling expenses and labor costs, decreased by 1%, or $27 million, for the quarter. Decreased costs were driven by lower costs at the Internet Group web sites reflecting the prior-year restructuring, lower distribution costs, and decreased amortization and production costs, partially offset by higher sports programming costs at ESPN.

     As-reported revenues decreased 3% to $2.2 billion and segment operating income decreased 31% to $309 million. As-reported amounts for the prior-year period include revenues and losses of the GO.com portal (which was closed in February 2001) and exclude ABC Family operations.

     The Company has various contractual commitments for the purchase of broadcast rights for sports and other programming, including the National Football League (NFL), National Basketball Association (NBA), Major League Baseball (MLB), National Hockey League (NHL) and various college football conference and bowl games. The costs of these contracts have increased significantly in recent years. We have implemented a variety of strategies, including marketing efforts, to reduce the impact of the higher costs. The impact of these contracts on the Company's results over the remaining term of the contracts is dependent upon a number of factors, including the strength of advertising markets, effectiveness of marketing efforts and the size of viewer audiences.

                                  THE WALT DISNEY COMPANY
                          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(continued)


     The Company has investments in cable operations that are accounted for as unconsolidated equity investments. The table below presents operating income from cable television activities, which comprise the Cable Networks and the Company's cable equity investments:

     (unaudited, in millions)                               Pro Forma
                                              ---------------------------------
     Three Months Ended March 31,               2002         2001     % Change
                                              ----------   ---------  ---------
     Operating income:
        Cable Networks                        $     320    $     336     (5)%
        Equity investments:
           A&E Television, Lifetime
             Television and E! Entertainment
             Television                             128          170    (25)%
           Other                                     36           56    (36)%
                                              ----------   ---------
     Operating income from cable television
       activities                                   484          562    (14)%
     Partner share of operating income             (136)        (190)    28 %
                                              ----------   ---------
     Disney share of operating income         $     348    $     372     (6)%
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

     The Company's share of cable television operating income decreased 6%, or $24 million, to $348 million, reflecting higher programming costs at ESPN and the weak advertising market, at both ESPN and the cable equity investments, partially offset by higher cable network affiliate revenues and continued improvements at both the domestic and international Disney Channels.

Parks and Resorts

     Revenues decreased 8%, or $125 million, to $1.5 billion, driven primarily by decreases of $136 million at the Walt Disney World Resort, partially offset by increased royalties of $17 million from the Tokyo Disney Resort. At the Walt Disney World Resort, decreased revenues reflected lower attendance, guest spending and hotel occupancy resulting from continued disruption in travel and tourism. Lower guest spending at Walt Disney World also reflected ticket and other promotional programs. Increased royalties at the Tokyo Disney Resort were due primarily to the opening of Tokyo DisneySea in the fourth quarter of the prior year. Revenues at the Disneyland Resort were comparable to the prior year as increased attendance due to a full period of Disney's California Adventure was offset by lower guest spending due to ticket and other promotional programs.

     Segment operating income decreased 15%, or $49 million, to $280 million, reflecting revenue declines at the Walt Disney World Resort, partially offset by the absence of pre-opening costs at the Disneyland Resort and higher royalties from the Tokyo Disney Resort. Costs and expenses, which consist principally of labor, costs of merchandise, food and beverages sold, depreciation, repairs and maintenance, entertainment and marketing and sales expense, decreased 6% or $76 million, driven by decreases at the Disneyland Resort due to the absence of non-recurring pre-opening costs for Disney's California Adventure, which opened in the second quarter of the prior year. Additionally, volume decreases at the Walt Disney World Resort contributed to lower costs and expenses.

                      THE WALT DISNEY COMPANY
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(continued)


Studio Entertainment

     Revenues increased 2%, or $30 million, to $1.6 billion, driven by an increase of $80 million in domestic theatrical motion picture distribution, partially offset by a decrease of $44 million in worldwide television distribution. In domestic theatrical motion picture distribution, the increase was due to the strong performance of Snow Dogs and Peter Pan II: Return to Never Land as well as an increased number of releases during the quarter. Worldwide home video revenues were comparable to the prior year as strong DVD sales from Atlantis, Cinderella II: Dreams Come True, Pearl Harbor and other live-action titles were offset by lower VHS unit sales reflecting the prior-year success of Lady and the Tramp II: Scamp's Adventure and Remember the Titans as well as decreased revenues from the rental business due to fewer titles being available in the current quarter. The declines in worldwide television distribution revenues reflected better performing live-action titles in the prior-year quarter.

     Segment operating income decreased 84%, or $137 million, to $27 million, driven by increased costs in domestic theatrical motion picture distribution and worldwide home video and revenue declines in worldwide television distribution. Costs and expenses, which consist primarily of production cost amortization, distribution and selling expenses, product costs and participation costs increased 12%, or $167 million. Higher costs and expenses in domestic theatrical motion picture distribution reflected increased distribution and marketing expenses due to the higher number and timing of releases during the quarter. In worldwide home video, cost increases reflected higher marketing and distribution costs for Atlantis and Cinderella II:Dreams Come True, partially offset by lower participation costs.

Consumer Products

     On a pro forma basis, revenues increased 1%, or $5 million, to $580 million, reflecting increases of $20 million at the Disney Store and $12 million in publishing operations, offset by a decline of $35 million in worldwide merchandise licensing. These increases reflected positive comparative store sales both domestically and internationally at the Disney Store and the successful release by the publishing group of Lucky Man: A Memoir by Michael J. Fox and Hope Through Heartsongs. The decrease in merchandise licensing revenue was driven by lower minimum guarantee payments in the current quarter.

     On a pro forma basis, segment operating income decreased 5%, or $5 million, to $86 million, reflecting declines at worldwide merchandise licensing, partially offset by revenue increases discussed above and cost reductions at the Disney Store. Costs and expenses, which consist primarily of labor, product costs, including product development costs, distribution and selling expenses and leasehold expenses, increased 2% or $10 million, driven by higher sales volume at the continuing Disney Stores and publishing, partially offset by lower costs due to the closure of certain Disney Store locations.

     As-reported revenues increased 2% to $580 million and segment operating income decreased 1% to $86 million. As-reported amounts exclude ABC Family operations in the prior-year period.

                                  THE WALT DISNEY COMPANY
                          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(continued)


Business Segment Results - Six Months

                                           Six Months Ended March 31,
                                ------------------------------------------------
   (unaudited, in millions)        As Reported          Pro Forma
                                -----------------   -----------------
   Revenues:                     2002      2001      2002      2001     % Change
                                -------   -------   --------  --------  --------
      Media Networks            $ 5,172   $  5,225  $ 5,202   $  5,516     (6)%
      Parks and Resorts           2,958      3,374    2,958      3,374    (12)%
      Studio Entertainment        3,408      3,423    3,408      3,423      -
      Consumer Products           1,414      1,460    1,415      1,479     (4)%
                                -------    -------   -------   -------
                                $12,952   $ 13,482  $12,983   $ 13,792     (6)%
                                =======    =======   =======   =======
   Segment operating income:
      Media Networks            $   551   $    971  $   555   $  1,094    (49)%
      Parks and Resorts             467        713      467        713    (35)%
      Studio Entertainment          176        316      176        316    (44)%
      Consumer Products             261        256      261        269     (3)%
                                -------    -------   -------   -------
                                $ 1,455   $  2,256  $ 1,459   $  2,392    (39)%
                                =======    =======   =======   =======

     The Company evaluates the performance of its operating segments based on segment operating income. The following table reconciles segment operating income to income before income taxes and minority interests.

                                           Six Months Ended March 31,
                                ------------------------------------------------
                                   As Reported          Pro Forma
                                -----------------   -----------------
   (unaudited, in millions)       2002      2001      2002      2001     %Change
                                -------   -------   -------   -------   --------
   Segment operating income     $ 1,455   $ 2,256   $ 1,459   $ 2,392     (39)%
   Corporate and unallocated
     shared expenses               (201)     (190)     (201)     (190)     (6)%
   Amortization of intangible
     assets                          (5)     (477)       (5)      (13)     62 %
   Gain on sale of businesses         -        22         -        22      n/m
   Net interest expense and other  (103)     (207)     (115)     (316)     64 %
   Equity in the income of
     investees                      119       148       119       153     (22)%
   Restructuring and impairment
     charges                          -    (1,190)        -      (328)     n/m
                                -------   -------   -------   -------
   Income before income taxes
     and minority interests     $ 1,265       362   $ 1,257   $ 1,720     (27)%
                                =======   =======   =======   =======

     Segment EBITDA is as follows:

                                           Six Months Ended March 31,
                               ------------------------------------------------
                                  As Reported          Pro Forma
                               -----------------   -----------------
   (unaudited, in millions)      2002      2001      2002      2000    % Change
                               -------   -------   -------   -------   --------
   Media Networks              $   642   $ 1,060   $   647   $ 1,185     (45)%
   Parks and Resorts               789       995       789       995     (21)%
   Studio Entertainment            197       340       197       340     (42)%
   Consumer Products               290       305       290       318      (9)%
                               -------   -------   -------   -------
                               $ 1,918   $ 2,700   $ 1,923   $ 2,838     (32)%
                               =======   =======   =======   =======


                                  THE WALT DISNEY COMPANY
                          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(continued)


     We believe that segment EBITDA provides additional information useful in analyzing the underlying business results. However, segment EBITDA is a non-GAAP financial metric and should be considered in addition to, not as a substitute for, reported segment operating income.

Media Networks

     The following table provides supplemental revenue and operating income detail for the Media Networks segment:

   (unaudited, in millions)                                 Pro Forma
                                            ---------------------------------
   Six Months Ended March 31,                 2002         2001     % Change
                                            ----------   ---------  ---------
   Revenues:
      Broadcasting                          $   2,766    $   3,315    (17)%
      Cable Networks                            2,436        2,201     11 %
                                            ---------    ---------
                                            $   5,202    $   5,516     (6)%
                                            =========    =========
   Segment operating income:
      Broadcasting                          $     (87)   $     454     n/m
      Cable Networks                              642          640       -
                                            ---------    ---------
                                            $     555    $   1,094    (49)%
                                            =========    =========

     On a pro forma basis, revenues decreased 6%, or $314 million, to $5.2 billion, reflecting a decrease of 17%, or $549 million, at Broadcasting, partially offset by an increase of 11%, or $235 million, at the Cable Networks. The decrease at Broadcasting was driven by declines at the ABC television network, the Company's owned television stations and radio operations due to lower ratings and the soft advertising market. Increases at the Cable Networks were driven by higher affiliate revenues, partially offset by lower advertising revenues due to the soft advertising market.

     On a pro forma basis, segment operating income decreased 49%, or $539 million, to $555 million, driven by decreases of $541 million at Broadcasting, primarily due to decreased revenues. Cable operating income was comparable to the prior year as revenue gains were offset by cost increases. Costs and expenses increased 5%, or $225 million, driven by higher sports programming costs at ESPN, principally for NFL broadcasts.

     As-reported revenues remained flat at $5.2 billion and segment operating income decreased 43% to $551 million. As-reported amounts include a partial period of ABC Family operations in the current period and GO.com portal losses (which was closed in February 2001) in the prior-year period.

                                  THE WALT DISNEY COMPANY
                          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(continued)


     The Company has investments in cable operations that are accounted for as unconsolidated equity investments. The table below presents operating income from cable television activities, which comprise the Cable Networks and the Company's cable equity investments:


     (unaudited, in millions)                             Pro Forma
                                              ---------------------------------
     Six Months Ended March 31,                 2002         2001     % Change
                                              ----------   ---------  ---------
     Operating income:
        Cable Networks                        $     642    $     640        -
        Equity investments:
           A&E Television, Lifetime
             Television and
             E! Entertainment Television            294          356      (17)%
           Other                                    101          122      (17)%
                                              ---------    ---------
     Operating income from cable television
     activities                                   1,037        1,118       (7)%
     Partner share of operating income             (328)        (396)      17 %
                                              ---------    ---------
     Disney share of operating income         $     709   $      722       (2)%
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

     The Company's share of cable television operating income decreased 2%, or $13 million, to $709 million. The decrease was driven by lower revenues due to the weak advertising market at both ESPN and the cable equity affiliates as well as higher sports programming costs at ESPN, partially offset by higher affiliate revenues at the Cable Networks.


Parks and Resorts

     Revenues decreased 12%, or $416 million, to $3.0 billion, driven primarily by decreases of $451 million at the Walt Disney World Resort, partially offset by growth of $24 million at the Disneyland Resort and increased royalties of $32 million from the Tokyo Disney Resort. At the Walt Disney World Resort, decreased revenues reflected lower attendance, guest spending and hotel occupancy resulting from continued disruption in travel and tourism. The opening of Disney's California Adventure, Downtown Disney District and the Grand Californian Hotel during the second quarter of the prior year, as well as the strength of local attendance due primarily to the success of the Annual Passport program, drove increased attendance and occupied room nights at the Disneyland Resort. Both Walt Disney World and Disneyland experienced lower guest spending due to ticket and other promotional programs. The increased royalties at Tokyo Disney Resort were due to the opening of the Tokyo DisneySea theme park and the Tokyo DisneySea Hotel Mira Costa in the fourth quarter of the prior year.

     Segment operating income decreased 35%, or $246 million, to $467 million, driven by revenue declines at the Walt Disney World Resort, partially offset by decreased costs and expenses. Costs and expenses decreased 6%, or $170 million, driven primarily by volume decreases and productivity and cost reduction initiatives at Walt Disney World and the absence of pre-opening costs for Disney's California Adventure.

                                  THE WALT DISNEY COMPANY
                          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(continued)


Studio Entertainment

     Revenues decreased $15 million to $3.4 billion, driven by decreases of $25 million in television distribution, partially offset by an increase of $13 million in theatrical motion picture distribution. The decline in worldwide television distribution was due to better performing live-action titles in the prior year. Worldwide home video sales were comparable to the prior year as stronger DVD sales driven by Pearl Harbor, Snow White and the Seven Dwarfs, Atlantis, Princess Diaries and other live-action titles were offset by lower revenues from the rental business and lower VHS sales in the current-year period reflecting the prior-year success of Disney/Pixar's Toy Story 2, Lady and the Tramp II: Scamp's Adventure, Dinosaur and Remember the Titans. In theatrical motion picture distribution, revenues increased domestically due to strong performances of Disney/Pixar's Monster's Inc., Snow Dogs and Peter Pan II:
Return to Never Land as well as an increased number of releases in the current-year period. This increase was partially offset by declines internationally as the success of Monsters, Inc. faced difficult comparisons to the prior-year, which had more releases including Unbreakable, Dinosaur and 102 Dalmatians.

     Segment operating income decreased 44%, or $140 million, to $176 million, driven by declines in theatrical motion picture distribution, television distribution and worldwide home video. Operating income declines in theatrical motion picture distribution and home video were driven by cost increases. The decrease in television distribution was due to revenue declines. Costs and expenses increased 4% or $125 million. In worldwide theatrical motion picture distribution, cost increases were driven by higher distribution and marketing expenses domestically due to an increased number and timing of releases during the current-year period, partially offset by decreases internationally due to a fewer number of releases in the current year. Increased costs in worldwide home video reflected higher marketing and distribution costs for Pearl Harbor, Snow White and the Seven Dwarfs and Atlantis, partially offset by lower participation costs.


Consumer Products

     On a pro forma basis, revenues decreased 4%, or $64 million, to $1.4 billion, reflecting declines in worldwide merchandise licensing of $49 million and Disney Interactive of $40 million, partially offset by increases in publishing operations of $15 million and the Disney Store of $8 million. The decline in worldwide merchandise licensing was driven by lower guarantee payments in the current period. Lower revenues at Disney Interactive reflected weaker performing personal computer CD-ROM titles, due in part to the softening in the personal computer market. The increases at the Disney Store were primarily in North America, driven by higher comparative store sales. Higher publishing revenues were due to successful book releases during the current period.

     On a pro forma basis, segment operating income decreased 3%, or $8 million, to $261 million, reflecting declines at worldwide merchandise licensing and Disney Interactive, partially offset by increases at the Disney Store. Costs and expenses, decreased 5% or $56 million, primarily driven by lower costs at Disney Interactive and worldwide merchandise licensing due to revenue declines and at the Disney Store due to closures and lower advertising costs, partially offset by increased costs at publishing due to higher sales volume.

     As-reported revenues decreased 3% to $1.4 billion and segment operating income increased 2% to $261 million. As-reported amounts exclude ABC Family operations in the prior year and a partial period in the current year.

                                  THE WALT DISNEY COMPANY
                          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(continued)


FINANCIAL CONDITION

     For the six months ended March 31, 2002, cash provided by operations decreased $605 million to $680 million, reflecting lower pre-tax income before non-cash charges.

     During the six months, the Company invested $486 million in parks, resorts and other properties. The decrease from the prior year was due to the completion of Disney's California Adventure, which opened in February 2001.

     In January 2002, the ABC Television Network and ESPN reached a six-year agreement with the NBA to televise more than 100 regular and post-season games. At March 31, 2002, contractual commitments for sports programming rights totaled $11.7 billion, primarily for NFL, NBA, college football, MLB and NHL. Total contractual commitments other than leases, including commitments to purchase broadcast programming, totaled $15.4 billion. Substantially all of this amount is payable over the next six years.

     We expect that the ABC Television Network, ESPN, ABC Family, The Disney Channels and the Company's television and radio stations will continue to enter into programming commitments to purchase the broadcast rights for various feature films, sports and other programming.

     On October 24, 2001, the Company acquired ABC Family for $5.2 billion, funded with $2.9 billion of new long-term borrowings, plus the assumption of $2.3 billion of borrowings (of which $867 million was subsequently repaid).

     During the six months, the Company increased its commercial paper borrowings by $1.9 billion and issued debt with proceeds of $2.9 billion, consisting of $1.7 billion of global bonds, $330 million of retail callable bonds and medium-term notes and $832 million of euro-yen notes. These borrowings have effective interest rates, including the impact of interest rate swaps, ranging from 2.5% to 7.0% and mature in fiscal 2005 through fiscal 2032. During the six months, the Company repaid approximately $280 million of term debt, which either matured or was called during the quarter. Additionally, during the six months the Company repaid approximately $867 million of debt assumed in the acquisition of ABC Family.

     Commercial paper borrowings outstanding as of March 31, 2002 totaled $2.7 billion, with maturities of up to one year, supported by a $2.25 billion bank facility, which expires in 2003 and a $2.25 billion bank facility, which expires in 2005. These bank facilities allow for borrowings at LIBOR-based rates plus a spread, depending upon the Company's public debt rating. As of March 31, 2002, the Company had not borrowed against these bank facilities.

     The Company has a 39% interest in Euro Disney S.C.A., which operates the Disneyland Resort Paris. As of March 31, 2002, Euro Disney has drawn $39 million (45 million Euros) under a $146 million (167 million Euros) line of credit with the Company and it is expected that Euro Disney will draw additional amounts under the credit line during fiscal 2002. As of March 31, 2002, Euro Disney had, on a US GAAP basis, total assets of $2.9 billion (3.3 billion
Euros) and total liabilities of $2.8 billion (3.2 billion Euros) including borrowings of $1.9 billion (2.2 billion Euros).

     The Company also paid $428 million in dividends during the first quarter of the current year.

     Recent events have caused significant changes in the insurance market which are impacting the cost and availability of the Company's insurance coverage. However, the Company believes that as renewals for various policies occur, it will be able to continue to obtain reasonable levels of coverage based on our historical loss experience.

                                  THE WALT DISNEY COMPANY
                          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(continued)


     We believe that the Company's financial condition is strong and that its cash, other liquid assets, operating cash flows, access to equity capital markets and borrowing capacity, taken together, provide adequate resources to fund ongoing operating requirements and future capital expenditures related to the expansion of existing businesses and development of new projects. However, the Company's operating cash flow and access to the capital markets can be impacted by macroeconomic factors outside of its control. In addition to macroeconomic factors, the Company's borrowing costs can be impacted by short- and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on certain credit measures such as interest coverage and leverage ratios.

OTHER MATTERS

Accounting Policies and Estimates

     We believe that the application of the following accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management. For a summary of all of our accounting policies, including the accounting policies discussed below, see Note 1 of the Consolidated Financial Statements in the 2001 Annual Report.

      Film and television revenues and costs

     We expense the cost of film and television production and participations as well as multi-year sports rights over the applicable product life cycle based upon the ratio of the current period's gross revenues to the estimated remaining total gross revenues. These estimates are calculated on an individual production basis for film and television and on an individual contract basis for sports rights. Estimates of total gross revenues can change due to a variety of factors, including the level of market acceptance, advertising rates and subscriber fees.

     Television network and station rights for theatrical movies, series and other programs are charged to expense based on the number of times the program is expected to be shown. Estimates of usage of television network and station programming can change based on competition and audience acceptance. Accordingly, revenue estimates and planned usage are reviewed periodically and are revised if necessary. A change in revenue projections or planned usage could have an impact on our results of operations.

     Costs of film and television productions and programming costs for our television and cable networks are subject to valuation adjustments pursuant to the applicable accounting rules. The values of the television program licenses and rights are reviewed using a daypart methodology. The Company's dayparts are: early morning, daytime, late night, prime time, news, children's and sports. A daypart is defined as an aggregation of programs broadcast during a particular time of day or programs of a similar type. Estimated values are based upon assumptions about future demand and market conditions. If actual demand or market conditions are less favorable than our projections, film, television and programming cost write-downs may be required.

                                     THE WALT DISNEY COMPANY
                          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(continued)


      Revenue Recognition

     The Company has revenue recognition policies for its various operating segments, which are appropriate to the circumstances of each business. See Note 1 of the Consolidated Financial Statements in the 2001 Annual Report for a summary of these revenue recognition policies.

     We record reductions to revenues for estimated future returns of merchandise, primarily home video, DVD and software products, and for customer programs and sales incentives. These estimates are based upon historical return experience, current economic trends and projections of customer demand for and acceptance of our products. Differences may result in the amount and timing of our revenue for any period if actual performance varies from our estimates.

      Goodwill, Intangible assets, Long-lived assets and investments

     Effective October 1, 2001, we adopted SFAS 142, as described more fully in
Note 6 of the Condensed Consolidated Financial Statements. SFAS 142 requires that goodwill and other intangible assets be tested for impairment within six months of the date of adoption and then on a periodic basis thereafter. During the six-month period ended March 31, 2002, we completed our impairment testing and determined that there were no impairment losses related to goodwill and other intangible assets. In assessing the recoverability of goodwill and other intangible assets, projections regarding estimated future cash flows and other factors are made to determine the fair value of the respective assets. If these estimates or related projections change in the future, we may be required to record impairment charges for these assets.

     Long-lived assets include certain long-term investments. The fair value of the long-term investments is dependent on the performance of the companies we invest in, as well as volatility inherent in the external markets for these investments. In assessing potential impairment for these investments, we will consider these factors as well as forecasted financial performance of our investees. If these forecasts are not met, impairment charges may be required.

      Contingencies and Litigation

     We are currently involved in certain legal proceedings and, as required, have accrued our estimate of the probable costs for the resolution of these claims. This estimate has been developed in consultation with outside counsel and is based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings.

                                     THE WALT DISNEY COMPANY
                          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(continued)

     Income Tax Audits

     The IRS is currently examining the Company's federal income tax returns for 1993 through 1995. While the audit is not complete, the IRS has recently indicated its intention to challenge certain of the Company's tax positions. We believe that the Company's tax positions comply with applicable tax law and intend to defend the Company's positions vigorously. The ultimate disposition of these matters could require the Company to make additional payments to the IRS. Nonetheless, we believe that the Company has adequately provided for any foreseeable payments related to these matters and consequently do not anticipate any material earnings impact from the ultimate resolution of these matters.

Accounting Changes

     Effective October 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). As a result of adopting SFAS 142, a substantial amount of the Company's intangible assets are no longer amortized. Pursuant to SFAS 142, intangible assets must be periodically tested for impairment, and the new standard provides six months to complete the impairment review. During the quarter, the Company completed its initial impairment review, which indicated that there was no impairment. See Note 6 to the Condensed Consolidated Financial Statements.

     The Company also adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), effective October 1, 2001. The adoption of SFAS 144 did not have a material impact on the Company's consolidated results of operations and financial position.

MARKET RISK

Interest Rate Risk Management

     The Company is exposed to the impact of interest rate changes. Our objective is to manage the impact of interest rate changes on earnings and cash flows and on the market value of the Company's investments and borrowings. We maintain fixed-rate debt as a percentage of our net debt between a minimum and maximum percentage, which is set by policy.

     We use interest rate swaps and other instruments to manage net exposure to interest rate changes related to our borrowings and investments and to lower the Company's overall borrowing costs. We do not enter into interest rate swaps for speculative purposes. Significant interest rate risk management instruments held by the Company during the quarter included pay-floating and pay-fixed swaps. Pay-floating swaps, which expire in one to 30 years, effectively convert medium- and long-term obligations to LIBOR-indexed variable rate instruments. Pay-fixed swaps, which expire in one to two years, effectively convert floating-rate obligations to fixed-rate instruments.

                                  THE WALT DISNEY COMPANY
                          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(continued)

Foreign Exchange Risk Management

     The Company transacts business in virtually every part of the world and is subject to risks associated with changing foreign exchange rates. Our objective is to reduce earnings and cash flow volatility associated with foreign exchange rate changes to allow management to focus its attention on our core business issues and challenges. Accordingly, the Company enters into various contracts that change in value as foreign exchange rates change to protect the value of its existing foreign currency assets and liabilities, commitments and anticipated foreign currency revenues. By policy, we maintain hedge coverage between minimum and maximum percentages of its anticipated foreign exchange exposures for periods of up to five years. The gains and losses on these contracts offset changes in the value of the related exposures. It is our policy to enter into foreign currency transactions only to the extent considered necessary to meet these objectives. The Company does not enter into foreign currency transactions for speculative purposes.

     We use forward and option strategies that provide for the sale of foreign currencies to hedge probable, but not firmly committed, revenues. We also use forward contracts to hedge foreign currency assets and liabilities. These forward and option contracts mature within three years. While these hedging instruments are subject to fluctuations in value, such fluctuations should offset changes in the value of the underlying exposures being hedged. The principal currencies hedged are the European euro, Japanese yen, British pound and Canadian dollar. Cross-currency swaps are used to hedge foreign currency-denominated borrowings.

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

                                   PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

     The Company, together with, in some instances, certain of its directors and officers, is a defendant or co-defendant in various legal actions involving copyright, breach of contract and various other claims incident to the conduct of its businesses. Except as set forth below, management does not expect a material impact to its results of operations, financial position or cash flows by reason of these actions.

     In re The Walt Disney Company Derivative Litigation. William and Geraldine Brehm and 13 other individuals filed an amended and consolidated complaint on May 28, 1997 in the Delaware Court of Chancery seeking, among other things, a declaratory judgment against each of the Company's directors as of December 1996 that the Company's 1995 employment agreement with its former president, Michael
S. Ovitz, was void, or alternatively that Mr. Ovitz's termination should be deemed a termination "for cause" and any severance payments to him forfeited. On October 8, 1998, the Delaware Court of Chancery dismissed all counts of the amended complaint. On February 9, 2000, the Supreme Court of Delaware affirmed the dismissal but ruled also that the plaintiffs should be permitted to file an amended complaint in accordance with the Court's opinion. The plaintiffs filed their amended complaint on January 3, 2002. The Company's directors have moved to dismiss the amended complaint.

     Similar or identical claims have also been filed by the same plaintiffs (other than William and Geraldine Brehm) in the Superior Court of the State of California, Los Angeles County, beginning with a claim filed by Richard and David Kaplan on January 3, 1997. On May 18, 1998, an additional claim was filed in the same California court by Dorothy L. Greenfield. On September 25, 2001, Ms. Greenfield sought leave to amend her claim, but withdrew her request to amend on January 3, 2002. All of the California claims have been consolidated and stayed pending final resolution of the Delaware proceedings.

     During the period covered by this report, there were no material developments in the other proceeding previously reported in the Company's annual report on Form 10-K for fiscal year 2001, All Pro Sports Camps, Inc. et al. v. Walt Disney Company et al.

     Stephen Slesinger, Inc. v. The Walt Disney Company. In this lawsuit, filed on February 27, 1991 and pending in the Los Angeles County Superior Court, the plaintiff claims that a Company subsidiary defrauded it and breached a 1983 licensing agreement with respect to certain Winnie the Pooh properties, by failing to account for and pay royalties on revenues earned from the sale of Winnie the Pooh movies on videocassette and from the exploitation of Winnie the Pooh merchandising rights. The plaintiff seeks damages for the licensee's alleged breaches as well as confirmation of the plaintiff's interpretation of the licensing agreement with respect to future activities. The plaintiff also seeks the right to terminate the agreement on the basis of the alleged past breaches. The Company disputes that the plaintiff is entitled to any damages or other relief of any kind, including termination of the licensing agreement. The claim is currently scheduled for trial in February 2003. If each of the plaintiff's claims were to be confirmed in a final judgment, damages could total as much as several hundred million dollars and adversely impact the value to the Company of any future exploitation of the licensed rights. However, given the number of outstanding issues and the uncertainty of their ultimate disposition, management is unable to predict the magnitude of any potential determination of the plaintiff's claims.

     Management believes that it is not currently possible to estimate the impact, if any, that the ultimate resolution of these three matters will have on the Company's results of operations, financial position or cash flows.

ITEM 4. Submission of Matters to a Vote of Security Holders

     The following matters were submitted to a vote of security holders during the Company's annual meeting of shareholders held on February 19, 2002.

Description of Matter

                                                 Votes          Authority
1.    Election of Directors                     Cast For         Withheld
                                               -----------     -----------

      Reveta F. Bowers                         1,630,088,721    49,282,853
      John E. Bryson                           1,630,753,581    48,617,993
      Roy E. Disney                            1,631,633,573    47,738,001
      Michael D. Eisner                        1,622,270,705    57,100,869
      Judith L. Estrin                         1,631,126,538    48,245,036
      Stanley P. Gold                          1,630,788,386    48,583,188
      Robert A. Iger                           1,626,836,785    52,534,789
      Monica C. Lozano                         1,630,947,681    48,423,893
      George J. Mitchell                       1,611,230,836    68,140,738
      Thomas S. Murphy                         1,623,845,743    55,525,831
      Leo J. O'Donovan, S.J.                   1,630,061,801    49,309,773
      Sidney Poitier                           1,629,360,888    50,010,686
      Robert A. M. Stern                       1,623,149,006    56,222,568
      Andrea L. Van de Kamp                    1,630,413,585    48,957,989
      Raymond L. Watson                        1,630,080,875    49,290,699
      Gary L. Wilson                           1,623,594,876    55,776,698


                                                                          Broker
                                For         Against     Abstentions   Non-Votes
                           -------------  ------------  ------------ -----------

2.  Ratification of
     PricewaterhouseCoopers
     LLP as independent
     accountants           1,630,349,265    35,693,363    13,328,946

3.  Approval of the 2002
     Executive Performance
     Plan                  1,579,664,445    80,996,189    18,710,940

4.  Stockholder proposal
     relating to independent
     accountants             495,788,502   707,889,178    73,530,755 402,163,139

5.  Stockholder proposal
     relating to labor
     standards for China      76,735,909 1,088,542,859   111,929,667 402,163,139

6.  Stockholder proposal
     relating to theme park
     safety reporting         62,464,931 1,122,424,179    92,319,325 402,163,139

7.  Stockholder proposal
     relating to stock
     options                  87,997,412 1,142,868,208    46,342,815 402,163,139

ITEM 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

     10 (a) Amended and Restated Disney Salaried Retirement Plan

     10 (b) Amended and Restated Disney Salaried Savings and Investment Plan

     10 (c) Disney Severance Pay Plan

     10 (d) Amended and Restated ABC, Inc. Savings and Investment Plan

(b)   Reports on Form 8-K

      The following current report on Form 8-K was filed by the Company during the Company's second fiscal quarter:

     (1) Current report on Form 8-K dated January 31, 2002 setting forth (a) the earnings release for the fiscal quarter ended December 31, 2001 and (b) text of the conference call concerning the earnings release.

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


May 15, 2002
Burbank, California