Form 10-K/A
period 2001-09-30
WALT DISNEY CO/
filed 2002-06-28
CIK 1001039

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                               FORM 10-K/A

            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
                      SECURITIES EXCHANGE ACT OF 1934

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


Item 14: Exhibits

The registrant is filing this Form 10-K/A to provide financial statements for the Disney Hourly Savings and Investment Plan, the ABC, Inc. Savings and Investment Plan, the Disney Salaried Savings and Investment Plan and the Go.com Savings and Investment Plan in accordance with Section 15(d) of the Securities Exchange act of 1934. The fiscal year end of the plans was December 31, 2001 whereas the registrant's fiscal year end was September 30, 2001.



                             The Walt Disney Company

                                Index to Exhibits

Exhibit Number          Description
--------------      -----------------------------------------------------------

 99.1 Financial statements for the Disney Hourly Savings and Investment Plan for the fiscal year ended December 31, 2001

 99.2 Financial statements for the ABC, Inc. Savings and Investment Plan for the fiscal year ended December 31, 2001

 99.3 Financial statements for the Disney Salaried Savings and Investment Plan for the fiscal year ended December 31, 2001

 99.4 Financial statements for the Go.com Savings and Investment Plan for the fiscal year ended December 31, 2001

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   THE WALT DISNEY COMPANY


                                   ------------------------------
                                              (Registrant)
                            By:    /s/ THOMAS O. STAGGS

                                   ------------------------------
                                   (Thomas O. Staggs, Senior
                                    Executive Vice President and
                                    Chief Financial Officer)



June 28, 2002
Burbank, California