Form 10-Q/A
period 2001-12-31
WALT DISNEY CO/
filed 2002-06-28
CIK 1001039

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A
                                (Amendment No. 1)


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended December 31, 2001          Commission File Number 1-11605

                                 [GRAPHIC OMITTED]

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


      YES  X              NO


     There were 2,040,818,802 shares of common stock outstanding as of June 26, 2002.

                              Explanatory Statement

     The Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142) effective October 1, 2001, the beginning of its current fiscal year. On February 14, 2002, the Company filed its financial statements for the three months ended December 31, 2001 on Form 10-Q. In that report, the Company presented its Condensed Consolidated Statements of Income on an as-reported basis consistent with generally accepted accounting principles and, consistent with recent practice, presented pro forma information in its Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) to enhance comparability and facilitate analysis of operating results.

     Pursuant to the requirements of SFAS 142, the Company provided on the face of its as-reported Statements of Income, supplemental information that presented earnings and earnings per share for the prior-year quarter as if SFAS 142 had been in effect during that quarter. The prior-year adjusted earnings and earnings per share figures in this supplemental information should have excluded all goodwill amortization but, inadvertently, did not eliminate all of the goodwill charges associated with the Internet Group. As a result, the corrected supplemental earnings and earnings per share figures for the prior year are better than those originally filed, as follows ($ in millions except per share amounts):

                                                    Three months ended
                                                     December 31, 2000
                                                  ------------------------
                                                               Earnings
                                                    Amount     Per Share
                                                  -----------  -----------
Earnings attributed to Disney Common Stock
 before the cumulative effect of
 accounting changes adjusted for the impact
 of SFAS 142 in fiscal 2001, as previously
 reported on Form 10-Q                            $   440       $   0.21

Goodwill adjustment                                   125           0.06
                                                  -----------  -----------

Earnings attributed to Disney Common Stock
 before the cumulative effect of
 accounting changes adjusted for the impact
 of SFAS 142 in fiscal 2001, as amended            $  565       $   0.27
                                                  ===========  ===========


The reconciliation table in Note 5 to the Condensed Consolidated Financial Statements (page 8) and the related comments on page 13 in MD&A have also been amended.

These changes have no impact on the Company's as-reported earnings and earnings per share, nor on any of the pro forma information, nor any other information presented in the Form 10-Q's for the three months ended December 31, 2001 and 2000.

                                       24
                           PART I. FINANCIAL INFORMATION

                             THE WALT DISNEY COMPANY
                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (unaudited; in millions, except per share data)

                                                             Three Months
                                                           Ended December 31,
                                                           -------------------
                                                             2001       2000
                                                           --------   --------
Revenues                                                   $  7,048   $  7,433
Costs and expenses                                           (6,399)    (6,283)
Amortization of intangible assets                                (3)      (293)
Gain on sale of business                                          -         22
Net interest (expense) and other                                 55       (109)
Equity in the income of investees                                70         82
Restructuring and impairment charges                              -       (194)
                                                           ---------  ---------
Income before income taxes, minority interests and the
  cumulative effect of accounting changes                       771        658
Income taxes                                                   (299)      (386)
Minority interests                                              (34)       (30)
                                                           ---------  ---------
Income before the cumulative effect of
   accounting changes                                           438        242
Cumulative effect of accounting changes:
   Film accounting                                                -       (228)
   Derivative accounting                                          -        (50)
                                                           ---------  ---------
Net income (loss)                                          $    438   $    (36)
                                                           =========  =========
Earnings (loss) attributed to:
   Disney Common Stock                                     $    438   $     63
   Internet Group Common Stock                                  -          (99)
                                                           ---------  ---------
                                                           $    438   $    (36)
                                                           =========  =========
Earnings (loss) per share before cumulative effect of accounting changes attributed to:
   Disney Common Stock (basic and diluted)                 $   0.21   $   0.16
                                                           =========  =========
   Internet Group Common Stock (basic and diluted)         $    n/a   $  (2.29)
                                                           =========  =========

Cumulative effect of accounting changes per Disney share:
   Film accounting                                         $      -   $  (0.11)
   Derivative accounting                                          -      (0.02)
                                                           ---------    -------
                                                           $      -   $  (0.13)
                                                           =========  =========
Earnings (loss) per share attributed to:
   Disney Common Stock (basic and diluted)                 $   0.21   $   0.03
                                                           =========  =========
   Internet Group Common Stock (basic and diluted)         $    n/a   $  (2.29)
                                                           =========  =========

Earnings attributed to Disney Common Stock before the cumulative effect of accounting changes adjusted for the impact of SFAS 142
  in fiscal 2001 (See Note 5)                              $    438   $    565
                                                           =========  ==========

Earnings per share attributed to Disney Common Stock before the cumulative effect of accounting changes adjusted for the impact
  of SFAS 142 in fiscal 2001 (See Note 5)                  $    0.21  $    0.27
                                                           =========  =========

Average number of common and common equivalent shares outstanding:
   Disney Common Stock:
      Diluted                                                 2,040       2,103
                                                           =========  =========
      Basic                                                   2,039       2,082
                                                           =========  =========
   Internet Group Common Stock (basic and diluted)              n/a          43
                                                           =========  =========



              See Notes to Condensed Consolidated Financial Statements

                             THE WALT DISNEY COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in millions, except per share data)

                                                     December 31,  September 30,
                                                        2001           2001
                                                     ------------  -------------
                                                     (unaudited)
ASSETS
Current assets
   Cash and cash equivalents                         $       845   $        618
   Receivables                                             4,606          3,343
   Inventories                                               654            671
   Television costs                                        1,705          1,175
   Deferred income taxes                                     620            622
   Other assets                                              835            600
                                                     ------------    -----------
      Total current assets                                 9,265          7,029

Film and television costs                                  5,289          5,235
Investments                                                1,792          2,061
Parks, resorts and other property, at cost
   Attractions, buildings and equipment                   19,368         19,089
   Accumulated depreciation                               (7,990)        (7,728)
                                                     ------------    -----------
                                                          11,378         11,361
   Projects in progress                                      859            911
   Land                                                      639            635
                                                     ------------    -----------
                                                          12,876         12,907

Intangible assets, net                                     2,718          2,716
Goodwill, net                                             17,131         12,106
Other assets                                               1,391          1,645
                                                     ------------    -----------
                                                   $      50,462   $     43,699
                                                     ============    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts and taxes payable and other accrued    $       5,373   $      4,603
   liabilities
   Current portion of borrowings                             780            829
   Unearned royalties and other advances                     703            787
                                                     ------------    -----------
      Total current liabilities                            6,856          6,219

Borrowings                                                14,987          8,940
Deferred income taxes                                      2,526          2,730
Other long term liabilities, unearned royalties            2,871          2,756
and other advances
Minority interests                                           463            382
Commitments and contingencies
Stockholders' equity
   Preferred stock, $.01 par value Authorized - 100 million shares, Issued -
      none
   Common stock:
     Common stock - Disney, $.01 par value
      Authorized - 3.6 billion shares, Issued -
      2.1 billion shares                                  12,100         12,096
     Common stock - Internet Group, $.01 par
     value
      Authorized - 1.0 billion shares                          -              -
   Retained earnings                                      12,181         12,171
   Accumulated other comprehensive income                     77             10
                                                     ------------    -----------
                                                          24,358         24,277
   Treasury stock, at cost, 81.4 million Disney
   shares                                                 (1,395)        (1,395)
   Shares held by TWDC Stock Compensation Fund
   II, at cost
      8.4 million and 6.8 million Disney shares             (204)          (210)
                                                     ------------    -----------
                                                          22,759         22,672
                                                     ------------    -----------
                                                   $      50,462   $     43,699
                                                     ============    ===========

              See Notes to Condensed Consolidated Financial Statements

                              THE WALT DISNEY COMPANY
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (unaudited, in millions)

                                                       Three Months Ended
                                                          December 31,
                                                   ---------------------------
                                                      2001           2000
                                                   ------------   ------------
NET INCOME (LOSS)                                  $       438    $       (36)

OPERATING ITEMS NOT REQUIRING CASH
   Depreciation                                            250            237
   Restructuring and impairment charges                      -            194
   Amortization of intangible assets                         3            293
   Cumulative effect of accounting changes                   -            278
   Gain on sale of business                                  -            (22)
   Equity in the income of investees                       (70)           (82)
   Minority interests                                       34             30
   Other                                                   145            274
CHANGES IN WORKING CAPITAL                              (1,379)          (699)
                                                   ------------   ------------

                                                        (1,017)           503
                                                   ------------   ------------

   Cash (used) provided by operations                     (579)           467
                                                   ------------   ------------

INVESTING ACTIVITIES
   Investments in parks, resorts and other
   property                                               (237)          (456)
   Acquisitions (net of cash acquired)                  (2,845)           (20)
   Dispositions                                              -            107
   Proceeds from sale of investments                       545             80
   Other                                                    (3)           (34)
                                                   ------------   ------------
   Cash used by investing activities                    (2,540)          (323)
                                                   ------------   ------------

FINANCING ACTIVITIES
   Borrowings                                            1,127            300
   Reduction of borrowings                              (1,024)          (355)
   Repurchases of common stock                               -           (235)
   Commercial paper borrowings, net                      3,666            908
   Exercise of stock options and other                       5             34
   Dividends                                              (428)          (438)
                                                   ------------   ------------
   Cash provided by financing activities                 3,346            214
                                                   ------------   ------------

Increase in cash and cash equivalents                      227            358
Cash and cash equivalents, beginning of period             618            842
                                                   ------------   ------------
Cash and cash equivalents, end of period           $       845    $     1,200
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

The following table summarizes the preliminary purchase price allocation of ABC Family's assets acquired and liabilities assumed at the date of acquisition:

                Receivables                      $     192
                Programming costs                      435
                Other assets                           361
                Goodwill                             5,014
                                                 ----------
                   Total assets                      6,002
                                                 ----------

                Accounts payable and
                 accrued liabilities                  (473)
                Other liabilities                     (284)
                Minority interest                      (49)
                                                 -----------
                   Total liabilities                  (806)
                                                 -----------
                Fair value of net
                 assets acquired                     5,196
                Borrowings and preferred
                 stock assumed                      (2,371)
                                                 -----------
                Cash purchase price, net
                 of cash acquired                $   2,825
                                                 ===========

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

The following table provides a reconciliation of the prior-year quarter's reported net income to adjusted net income had SFAS 142 been applied as of the beginning of fiscal 2001:

                                                            Three Months
                                                      Ended December 31, 2000
                                                      -----------------------
                                                                    Earnings
                                                         Amount    per share
                                                       ----------- ----------
         Reported net income attributed to
           Disney Common Stock                         $      63   $     0.03
         Cumulative effect of accounting changes             278         0.13
                                                       ----------- -----------
         Reported income attributed to Disney Common
           Stock before the cumulative effect of
           accounting changes                                341         0.16
             Add back amortization (net of tax):
                Goodwill                                     212         0.10
                Indefinite life intangible assets             12         0.01
                                                       ----------- -----------
         Adjusted income attributed to Disney Common
           Stock
           before the cumulative effect of
           accounting changes                          $     565   $     0.27
                                                       =========== ==========

The changes in the carrying amount of goodwill for the quarter ended December 31, 2001, are as follows:

                                      Media
                                      Networks     Other      Total
                                      ---------- ----------  ---------
Balance as of October 1, 2001         $  12,042  $      64     12,106
Goodwill acquired during quarter          5,014         11      5,025
                                      ---------- ----------  ---------
Balance as of December 31, 2001       $  17,056  $      75     17,131
                                      ========== ==========  =========

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

8. Comprehensive income (loss) is as follows:

                                                            Three Months
                                                         Ended December 31,
                                                         ------------------
                                                           2001      2000
                                                         --------   -------
     Net income (loss)                                   $   438    $  (36)
     Cumulative effect of adoption of SFAS 133,
       net of tax                                              -        60
     Market value adjustments for investments                 27       (10)
       and hedges, net of tax
     Foreign currency translation, net of tax                 40        (3)
                                                         --------   -------
     Comprehensive income                                $   505    $   11
                                                         ========   =======

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

                                                             Three Months
                                                           Ended December 31,
                                                         --------------------
                                                            2001       2000
                                                         ---------   --------
Revenues:
   Media Networks                                        $  2,976    $  2,967
                                                         ---------   --------

   Parks and Resorts                                        1,433       1,724
                                                         ---------   --------

   Studio Entertainment
      Third parties                                         1,792       1,837
      Intersegment                                             13          13
                                                         ---------   --------
                                                            1,805       1,850
                                                         ---------   --------
   Consumer Products
      Third parties                                           847         905
      Intersegment                                            (13)        (13)
                                                         ---------   --------
                                                              834         892
                                                         ---------   --------
                                                         $  7,048    $  7,433
                                                         =========   ========
Segment operating income:
   Media Networks                                        $    242    $    526
   Parks and Resorts                                          187         384
   Studio Entertainment                                       149         152
   Consumer Products                                          175         169
                                                         ---------   --------
                                                         $    753    $  1,231
                                                         =========   ========

The Company evaluates the performance of its operating segments based on segment operating income. A reconciliation of segment operating income to income before income taxes, minority interests and the cumulative effect of accounting changes is as follows:

                                                            Three Months
                                                         Ended December 31,
                                                         -------------------
                                                           2001      2000
                                                         --------- ---------
Segment operating income                                 $    753  $  1,231
Corporate and unallocated shared expenses                    (104)      (81)
Amortization of intangible assets                              (3)     (293)
Gain on sale of business                                        -        22
Net interest expense and other                                 55      (109)
Equity in the income of investees                              70        82
Restructuring and impairment charges                            -      (194)
                                                         --------- ---------
Income before income taxes, minority interests and
  the cumulative effect of accounting changes            $    771  $    658
                                                         ========= =========

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

                             THE WALT DISNEY COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(continued)


AS-REPORTED RESULTS OF OPERATIONS

As-reported net income was $438 million compared to a net loss of $36 million in the prior-year quarter. Net income and earnings per share attributed to Disney common stock were $438 million and $0.21, respectively, compared to $63 million and $0.03 in the prior-year quarter. The current year quarter includes a pre-tax gain ($216 million or $0.06 per share) on the sale of the remaining shares of Knight Ridder, Inc. Results for the prior-year quarter included the cumulative effect of accounting changes ($278 million or $0.13 per share) and cessation of amortization of intangible assets effective October 1, 2001, due to the adoption of SFAS 142. Net income and earnings per share before the cumulative effect of accounting changes and after adjusting for the impact of SFAS 142 attributed to Disney common stock for the prior-year quarter were $565 million and $0.27, respectively.

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

                                                  Three Months Ended
                                                       December 31,
                                                  --------------------
(unaudited; in millions, except per share data)      2001      2000    % Change
                                                  --------- ---------- ---------
Revenues                                          $  7,079  $   7,577     (7)%
Costs and expenses                                  (6,426)    (6,353)    (1)%
Amortization of intangible assets                       (3)        (8)    63 %
Gain on sale of business                                 -         22      n/m
Net interest (expense) and other                        43       (165)     n/m
Equity in the income of investees                       70         86    (19)%
Restructuring and impairment charges                     -       (194)     n/m
                                                  --------- ----------
Income before income taxes, minority interests
  and the cumulative effect of accounting changes      763        965    (21)%
Income taxes                                          (296)      (405)    27 %
Minority interests                                     (34)       (31)   (10)%
                                                  --------- ----------
Income before the cumulative effect of accounting
  changes                                              433        529    (18)%
Cumulative effect of accounting changes:
   Film accounting                                       -       (228)     n/m
   Derivative accounting                                 -        (50)     n/m
                                                  --------  ---------
Net income                                             433  $     251     73 %
                                                  ========= ==========
Earnings per share before the cumulative effect
  of accounting changes (basic and diluted)       $    0.21 $     0.25   (16)%
                                                  ========= ==========
Earnings per share including the cumulative effect
  of accounting changes (basic and diluted) (1)   $    0.21 $     0.12    75 %
                                                  ========= ==========
Earnings before the cumulative effect of
  accounting changes, excluding the KRI gain in
  fiscal 2002, restructuring and impairment
  charges and gain on the sale of business        $     297  $     657   (55)%
                                                  ========= ==========
Earnings per share before the cumulative effect
  of accounting changes, excluding the KRI gain
  in fiscal 2002, restructuring and impairment
  charges and gain on the sale of business
  (basic and diluted)                             $    0.15 $     0.31   (52)%
                                                  ========= ==========
Average number of common and common
  equivalent shares outstanding:
    Diluted                                           2,040      2,111
                                                  ========= ==========
    Basic                                             2,039      2,090
                                                  ========= ==========

----------------------------------------------------

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

                                                                Three Months
                                                             Ended December 31,
                                                             ------------------
(unaudited)                                                    2001       2000
                                                             --------  --------
As-reported earnings per share attributed to                 $  0.21   $  0.03
  Disney common stock

Adjustment to attribute 100% of Internet Group operating results to Disney common stock (72% included in
  as-reported amounts)                                             -      (0.05)

Adjustment to exclude pre-closure GO.com portal
  operating results and amortization of intangible assets          -       0.07

Adjustment to exclude goodwill and intangible assets
  amortization pursuant to SFAS 142                                -       0.07

Adjustment to exclude the cumulative effect
  of accounting changes                                            -       0.13
                                                             --------   --------

Pro forma earnings per share before the cumulative effect
  of accounting changes                                         0.21       0.25

Adjustment to exclude restructuring and
  impairment charges                                               -       0.06

Adjustment to exclude investment gain in fiscal 2002           (0.06)         -

                                                             --------   --------
Pro forma earnings per share before the cumulative effect of accounting changes, excluding the investment gain in fiscal 2002, restructuring and impairment charges and gain on the sale of business
                                                             $  0.15   $   0.31
                                                             ========  ========

------------------------------------------------------------------

  The impact of the gain on sale of a business on fiscal 2001 and the pro forma impact of ABC Family on both periods was less than $0.01.

                             THE WALT DISNEY COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(continued)


Business Segment Results

                                         Three Months Ended December 31,
                                -----------------------------------------------
   (unaudited, in millions)         Pro Forma                    As Reported
                                -----------------             -----------------
   Revenues:                     2001      2000    %Change      2001      2000
                                -------   -------  --------   -------   -------
      Media Networks            $ 3,006   $ 3,099     (3)%    $ 2,976   $ 2,967
      Parks and Resorts           1,433     1,724    (17)%      1,433     1,724
      Studio Entertainment        1,805     1,850     (2)%      1,805     1,850
      Consumer Products             835       904     (8)%        834       892
                                -------   -------             -------   -------
                                $ 7,079   $ 7,577     (7)%    $ 7,048   $ 7,433
                                =======   =======             =======   =======
   Segment operating income:
      Media Networks            $   246   $   591    (58)%    $   242   $   526
      Parks and Resorts             187       384    (51)%        187       384
      Studio Entertainment          149       152     (2)%        149       152
      Consumer Products             175       178     (2)%        175       169
                                -------   -------             -------   -------
                                $   757   $ 1,305    (42)%    $   753   $ 1,231
                                =======   =======             =======   =======

The Company evaluates the performance of its operating segments based on segment operating income. The following table reconciles segment operating income to income before income taxes and minority interests.

                                         Three Months Ended December 31,
                                -----------------------------------------------
                                    Pro Forma                    As Reported
                                -----------------             -----------------
   (unaudited, in millions)      2001      2000    %Change      2001      2000
                                -------   -------  --------   -------   -------
   Segment operating income     $  757    $ 1,305   (42)%     $  753    $ 1,231
   Corporate and unallocated
     shared expenses              (104)      (81)   (28)%       (104)      (81)
   Amortization of
     intangible assets              (3)       (8)    63 %         (3)     (293)
   Gain on sale of businesses        -        22      n/m          -        22
   Net interest (expense)
     and other                      43      (165)     n/m         55      (109)
   Equity in the income of
     investees                      70        86    (19)%         70        82
   Restructuring and impairment
     charges                         -      (194)     n/m          -      (194)
                                -------   -------             -------   -------
   Income before income taxes
     and minority interests     $  763       965    (21)%   $    771       658
                                =======   =======             =======   =======

Segment earnings before interest, income taxes, depreciation and amortization (EBITDA) is as follows:

                                         Three Months Ended December 31,
                                 ----------------------------------------------
                                      Pro Forma                    As Reported
                                 -----------------             -----------------
   (unaudited, in millions)        2001      2000    %Change     2001      2000
                                 -------   -------  --------   -------   -------
   Media Networks                $   293   $   637    (54)%    $   288   $   571
   Parks and Resorts                 348       527    (34)%        348       527
   Studio Entertainment              160       165     (3)%        160       165
   Consumer Products                 188       202     (7)%        188       193
                                 -------   -------             -------   -------
                                 $   989   $ 1,531    (35)%    $   984   $ 1,456
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

(2) Current Report on Form 8-K dated October 15, 2001, reporting that Standard & Poor's lowered its ratings on the Company.

(3) Current Report on Form 8-K dated October 24, 2001, reporting issuance of the Company's 7% Quarterly Interest Bonds due 2031.

(4) Current Report on Form 8-K dated October 24, 2001, reporting (a)completion of the acquisition of Fox Family Worldwide, Inc. (FFW) on October 24, 2001 and (b) ratings upgrade announcements with respect to FFW.

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




                                                   THE WALT DISNEY COMPANY
                                        ---------------------------------------
                                                        (Registrant)


                                    By:  /s/        THOMAS O. STAGGS
                                        ---------------------------------------
                                        (Thomas O. Staggs, Senior Executive
                                         Vice President and Chief Financial
                                         Officer)


June 28, 2002
Burbank, California