Form 10-Q/A
period 2002-03-31
WALT DISNEY CO/
filed 2002-06-28
CIK 1001039

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

                              Explanatory Statement

The Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142) effective October 1, 2001, the beginning of its current fiscal year. On May 15, 2002, the Company filed its financial statements for the three and six months ended March 31, 2002 on Form 10-Q. In that report, the Company presented its Condensed Consolidated Statements of Income on an as-reported basis consistent with generally accepted accounting principles and, consistent with recent practice, presented pro forma information in its Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) to enhance comparability and facilitate analysis of operating results.

Pursuant to the requirements of SFAS 142, the Company provided on the face of its as-reported Condensed Consolidated Statements of Income, supplemental information that presented earnings and earnings per share for the prior-year quarter and six month period as if SFAS 142 had been in effect during those periods. The prior-year's adjusted earnings and earnings per share figures in this supplemental information should have excluded all goodwill amortization but, inadvertently, did not eliminate all of the goodwill charges associated with the Internet Group. As a result, the corrected supplemental earnings and earnings per share figures for the prior year are better than those originally filed, as follows ($ in millions except per share amounts):

                                      Three months ended      Six months ended
                                        March 31, 2001         March 31, 2001
                                    -------------------     --------------------
                                              Earnings                 Earnings
                                     Amount   Per Share     Amount     Per Share
                                    --------- ---------     --------- ----------
Loss attributed to Disney
  Common Stock before the cumulative
  effect of accounting changes
  adjusted for the impact of
  SFAS 142 in fiscal 2001, as
  previously reported on Form 10-Q  $   (449) $ (0.21)      $    (9)   $   0.00

 Goodwill adjustment                      60     0.02           185        0.08
                                    --------- ---------     ---------  ---------

(Loss) earnings attributed to Disney
  Common Stock before the cumulative
  effect of accounting changes
  adjusted for the impact of
  SFAS 142 in fiscal 2001,
  as amended                        $   (389) $ (0.19)      $    176  $    0.08
                                    ========= =========     ========= ==========


     The reconciliation table in Note 6 to the Condensed Consolidated Statements of Income (page 8) and the related comments on page 13 in MD&A have also been amended.

     These changes have no impact on the Company's as-reported earnings and
                        --
earnings per share, nor on any of the pro forma information, nor any other information presented in the Form 10-Q's for the three and six months ended March 31, 2002 and 2001.

                                PART I. FINANCIAL INFORMATION
                                  THE WALT DISNEY COMPANY
                        CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (unaudited; in millions, except per share data)

                                            Three Months         Six Months
                                           Ended March 31,    Ended March 31,
                                          ----------------    -----------------
                                           2002        2001     2002      2001
                                          -------    -------- -------   --------
Revenues                                  $ 5,904    $ 6,049  $12,952   $13,482
Costs and expenses                         (5,299)    (5,133) (11,698)  (11,416)
Amortization of intangible assets              (2)      (184)      (5)     (477)
Gain on sale of business                        -          -        -        22
Net interest expense and other               (158)       (98)    (103)     (207)
Equity in the income of investees              49         66      119       148
Restructuring and impairment charges            -       (996)       -    (1,190)
                                          -------    -------- --------  --------
Income before income taxes, minority
  interests and the cumulative effect
  of accounting changes                       494       (296)   1,265       362
Income taxes                                 (205)      (238)    (504)     (624)
Minority interests                            (30)       (33)     (64)      (63)
                                          -------    -------- --------  --------
Income (loss) before the cumulative
  effect of accounting changes                259       (567)     697      (325)
Cumulative effect of accounting changes:
   Film accounting                              -          -        -      (228)
   Derivative accounting                        -          -        -       (50)
                                          -------    -------- --------  --------
Net income (loss)                         $   259    $  (567)  $  697   $  (603)
                                          =======    ======== ========  ========
Earnings (loss) attributed to:
   Disney Common Stock                    $   259    $  (548)  $  697   $  (486)
   Internet Group Common Stock                  -        (19)       -      (117)
                                          -------    -------- --------  --------
                                          $   259    $  (567)  $  697   $  (603)
                                          =======    ======== ========  ========
Earnings (loss) per share before
   cumulative effect of
   accounting changes attributed to:
   Disney Common Stock
   (basic and diluted)                    $  0.13    $ (0.26) $  0.34   $ (0.10)
                                          =======    ======== ========  ========
   Internet Group Common Stock
   (basic and diluted)                    $   n/a    $ (0.45) $    n/a  $ (2.72)
                                          =======    ======== ========  ========

Cumulative effect of accounting
  changes per Disney share:
   Film accounting                        $    -     $      - $      -  $ (0.11)
   Derivative accounting                       -            -        -    (0.02)
                                          -------    -------- --------  --------
                                          $      -   $      - $      -  $ (0.13)
                                          =======    ======== ========  ========
Earnings (loss) per share attributed to:
   Disney Common Stock
   (basic and diluted)                    $  0.13    $ (0.26) $   0.34  $ (0.23)
                                          =======    ========  ======== ========
   Internet Group Common Stock
   (basic and diluted)                    $   n/a    $ (0.45) $    n/a  $ (2.72)
                                          =======    ========  =======  ========

Earnings (loss) attributed to Disney
  Common Stock before the cumulative
  effect of accounting changes adjusted
  for the impact of SFAS 142
  in fiscal 2001 (See Note 6)             $   259    $  (389) $    697   $   176
                                          =======    ========  =======  ========

Earnings (loss) per share attributed to
  Disney Common Stock before the
  cumulative effect of accounting
  changes adjusted for the impact of
  SFAS 142 in fiscal 2001 (See Note 6)
      Diluted                             $  0.13  $   (0.19) $  0.34  $   0.08
                                          =======    =======  ========  ========
      Basic                               $  0.13  $   (0.19) $  0.34  $   0.08
                                          =======    =======  ========  ========

Average number of common and common
  equivalent shares outstanding:
   Disney Common Stock:
      Diluted                               2,045      2,098     2,043     2,101
                                          =======    =======  ========  ========
      Basic                                 2,039      2,082     2,039     2,082
                                          =======    =======  ========  ========
   Internet Group Common Stock
   (basic and diluted)                       n/a         42       n/a        43
                                          =======    =======  ========  ========

                  See Notes to Condensed Consolidated Financial Statements

                                  THE WALT DISNEY COMPANY
                           CONDENSED CONSOLIDATED BALANCE SHEETS
                            (in millions, except per share data)

                                                     March 31,     September 30,
                                                       2002            2001
                                                    ------------ ---------------
                                                     (unaudited)
ASSETS
Current assets
   Cash and cash equivalents                         $     1,869   $        618
   Receivables                                             4,006          3,343
   Inventories                                               663            671
   Television costs                                        1,673          1,175
   Deferred income taxes                                     554            622
   Other assets                                              775            600
                                                     ------------    ------------
      Total current assets                                 9,540          7,029

Film and television costs                                  5,175          5,235
Investments                                                1,745          2,061
Parks, resorts and other property, at cost
   Attractions, buildings and equipment                   19,463         19,089
   Accumulated depreciation                               (8,146)        (7,728)
                                                     ------------    -----------
                                                          11,317         11,361
   Projects in progress                                      837            911
   Land                                                      676            635
                                                     ------------    -----------
                                                          12,830         12,907

Intangible assets, net                                     2,736          2,716
Goodwill, net                                             17,060         12,106
Other assets                                               1,394          1,645
                                                     ------------    -----------
                                                     $    50,480     $   43,699
                                                     ============    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts and taxes payable and other accrued
    liabilities                                      $     4,811     $    4,603
   Current portion of borrowings                             867            829
   Unearned royalties and other advances                     929            787
                                                     ------------    -----------
      Total current liabilities                            6,607          6,219

Borrowings                                                14,765          8,940
Deferred income taxes                                      2,364          2,730
Other long term liabilities, unearned royalties
 and other advances                                        3,223          2,756
Minority interests                                           494            382
Commitments and contingencies
Stockholders' equity
   Preferred stock, $.01 par value Authorized -
   100 million shares, Issued - none
   Common stock:
     Common stock - Disney, $.01 par value
      Authorized - 3.6 billion shares, Issued -
      2.1 billion shares                                  12,107         12,096
     Common stock - Internet Group, $.01 par
      value Authorized - 1.0 billion shares                    -              -
   Retained earnings                                      12,440         12,171
   Accumulated other comprehensive income                     64             10
                                                     ------------    -----------
                                                          24,611         24,277
   Treasury stock, at cost, 81.4 million Disney           (1,394)        (1,395)
   shares
   Shares held by TWDC Stock Compensation Fund
   II, at cost
      7.8 million and 8.6 million Disney shares             (190)          (210)
                                                     ------------    -----------
                                                          23,027         22,672
                                                     ------------    -----------
                                                     $    50,480     $   43,699
                                                     ============    ===========

                  See Notes to Condensed Consolidated Financial Statements

                                  THE WALT DISNEY COMPANY
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited, in millions)

                                                   Six Months Ended March 31,
                                                   ---------------------------
                                                      2002           2001
                                                   ------------   ------------
NET INCOME (LOSS)                                   $      697    $      (603)

OPERATING ITEMS NOT REQUIRING CASH
   Depreciation                                            506            472
   Equity in the income of investees                      (119)          (148)
   Minority interests                                       64             63
   Amortization of intangible assets                         5            477
   Restructuring and impairment charges                      -          1,190
   Cumulative effect of accounting changes                   -            278
   Gain on sale of business                                  -            (22)
   Other                                                   345            340
CHANGES IN WORKING CAPITAL                                (818)          (762)
                                                    -----------   ------------

                                                           (17)         1,888
                                                    -----------   ------------

   Cash provided by operations                             680          1,285
                                                    -----------   ------------

INVESTING ACTIVITIES
   Investments in parks, resorts and other
     property                                             (486)          (896)
   Acquisitions (net of cash acquired)                  (2,845)          (444)
   Dispositions                                             16            132
   Proceeds from sale of investments                       598            102
   Purchase of investments                                  (3)           (71)
   Other                                                   (11)           (28)
                                                    -----------   ------------
   Cash used by investing activities                    (2,731)        (1,205)
                                                    -----------   ------------

FINANCING ACTIVITIES
   Borrowings                                            2,905            300
   Reduction of borrowings                              (1,147)        (2,219)
   Repurchases of common stock                               -           (266)
   Commercial paper borrowings, net                      1,947          2,288
   Exercise of stock options and other                      25             76
   Dividends                                              (428)          (438)
                                                    -----------   ------------
   Cash provided (used) by financing
   activities                                            3,302           (259)
                                                    -----------   ------------

Increase (decrease) in cash and cash
  equivalents                                            1,251           (179)
Cash and cash equivalents, beginning of period             618            842
                                                    -----------   ------------
Cash and cash equivalents, end of period            $    1,869    $       663
                                                    ===========   ============








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

                Receivables                        $    192
                Programming costs                       347
                Other assets                            516
                Intangible assets                        18
                Goodwill                              4,945
                                                   ---------
                   Total assets                       6,018
                                                   ---------

                Accounts payable and accrued           (525)
                liabilities
                Other liabilities                      (248)
                Minority interest                       (49)
                                                   ---------
                   Total liabilities                   (822)
                                                   ---------
                Fair value of net assets
                  acquired                            5,196
                Borrowings and preferred stock
                  assumed                            (2,371)
                                                   ---------
                Cash purchase price, net of
                  cash acquired                   $   2,825
                                                   =========

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

     The following table provides a reconciliation of reported net loss for the prior-year six months to adjusted loss had SFAS 142 been applied as of the beginning of fiscal 2001:

                                                              Six Months
                                                           Ended March 31,
                                                                2001
                                                         --------------------
                                                                    Earnings
                                                          Amount     per
                                                                     share
                                                         ---------  --------
         Reported net loss attributed to
           Disney Common Stock                           $   (486)  $  (0.23)
         Cumulative effect of accounting changes              278       0.13
                                                         ---------  --------
         Reported loss attributed to Disney Common
           Stock before the cumulative effect of
           accounting changes                                (208)     (0.10)
             Add back amortization (net of tax):
                Goodwill                                      359       0.17
                Indefinite life intangible assets              25       0.01
                                                         ---------  --------
         Adjusted income attributed to
           Disney Common Stock before the cumulative
           effect of accounting changes                  $    176   $   0.08
                                                         =========  ========

     The changes in the carrying amount of goodwill for the six months ended March 31, 2002, are as follows:

                                           Media
                                          Networks     Other      Total
                                          ---------   --------   --------
         Balance as of October 1, 2001    $  12,042   $     64   $ 12,106
         Goodwill acquired during the
           period                             4,945          9      4,954
                                           --------    -------    -------
         Balance as of March 31, 2002     $  16,987   $     73     17,060
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

8. Diluted earnings per share amounts are calculated using the treasury stock method and are based upon the weighted average number of common and common equivalent shares outstanding during the period. For the quarter ended March 31, 2002 and 2001, options for 126 million and 102 million shares, respectively, were excluded from the Disney diluted earnings per share calculation as they were anti-dilutive. For the six months ended March 31, 2002 and 2001, options for 145 million and 67 million shares, respectively, were excluded.

9.   Comprehensive income (loss) is as follows:


                                                Three Months       Six Months
                                               Ended March 31,   Ended March 31,
                                              -----------------  ---------------
                                                2002   2001       2002    2001
                                              ------- -------    ------  -------
     Net income (loss)                        $ 259   $ (567)    $ 697   $ (603)
     Cumulative effect of adoption of
       SFAS 133, net of tax                       -        -         -       60
     Market value adjustments for investments
       and hedges, net of tax                   (11)      66        16       56
     Foreign currency translation, net of tax    (2)       -        38       (3)
                                              ------  ------     -----    ------
     Comprehensive income (loss)              $ 246   $ (501)    $ 751   $ (490)
                                              ======  =======    ======   ======


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

                                         Three Months         Six Months
                                        Ended March 31,      Ended March 31,
                                       -----------------    -----------------
                                         2002      2001       2002      2001
                                       --------   --------  -------   --------
Revenues:
   Media Networks                      $  2,196   $ 2,258   $ 5,172   $  5,225
                                       ---------  --------  --------  ---------

   Parks and Resorts                      1,525     1,650     2,958      3,374
                                       ---------  --------  --------  ---------

   Studio Entertainment
      Third parties                       1,586     1,548     3,378      3,385
      Intersegment                           17        25        30         38
                                       ---------  --------  --------  ---------
                                          1,603     1,573     3,408      3,423
                                       ---------  --------  --------  ---------
   Consumer Products
      Third parties                         597       593     1,444      1,498
      Intersegment                          (17)      (25)      (30)       (38)
                                       ---------  --------  --------  ---------
                                            580       568     1,414      1,460
                                       ---------  --------  --------  ---------
                                       $  5,904   $ 6,049   $12,952   $ 13,482
                                       =========  ========  ========  =========
Segment operating income:
   Media Networks                      $    309   $   445   $   551   $    971
   Parks and Resorts                        280       329       467        713
   Studio Entertainment                      27       164       176        316
   Consumer Products                         86        87       261        256
                                       ---------  --------  --------  ---------
                                       $    702   $ 1,025   $ 1,455   $  2,256
                                       =========  ========  ========  =========

     We evaluate the performance of the Company's operating segments based on segment operating income. A reconciliation of segment operating income to income before income taxes, minority interests and the cumulative effect of accounting changes is as follows:

                                             Three Months       Six Months
                                            Ended March 31,   Ended March 31,
                                           ----------------- -----------------
                                            2002     2001     2002      2001
                                           -------  -------  -------   -------
Segment operating income                   $  702   $ 1,025  $ 1,455   $ 2,256
Corporate and unallocated shared expenses     (97)     (109)    (201)     (190)
Amortization of intangible assets              (2)     (184)      (5)     (477)
Gain on sale of business                        -         -        -        22
Net interest expense and other               (158)      (98)    (103)     (207)
Equity in the income of investees              49        66      119       148
Restructuring and impairment charges            -      (996)       -    (1,190)
                                           -------  -------- --------  --------
Income before income taxes, minority
  interests and
  the cumulative effect of accounting
  changes                                  $   494  $  (296) $ 1,265   $   362
                                           =======  ======== ========  ========

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

                                  THE WALT DISNEY COMPANY
                          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(continued)

AS-REPORTED RESULTS OF OPERATIONS

     Net income was $259 million compared to a net loss of $567 million in the prior-year quarter. Net income and earnings per share attributed to Disney common stock were $259 million and $0.13, respectively, compared to a net loss and loss per share of $548 million and $0.26, respectively in the prior-year quarter. Results for the prior-year quarter included restructuring and impairment charges totaling $1.0 billion. The current quarter reflects the cessation of amortization of intangible assets, due to the adoption of SFAS 142, effective October 1, 2001. Net loss and loss per share after adjusting for the impact of SFAS 142 attributed to Disney common stock for the prior-year quarter were $389 million and $0.19, respectively.

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

     For the six months, net income was $697 million compared to a net loss of $603 million in the prior-year period. Net income and earnings per share attributed to Disney common stock were $697 million and $0.34, respectively, for the current-year period compared to a net loss and loss per share of $486 million and $0.23 in the prior-year period. Results for the current period include a pre-tax gain ($216 million or $0.07 per share) on the sale of the remaining shares of Knight-Ridder, Inc., operations of ABC Family acquired on October 24, 2001, incremental interest expense for borrowings related to that acquisition and the cessation of amortization of goodwill and intangible assets, due to the adoption of SFAS 142 effective October 1, 2001. The prior-year period included restructuring and impairment charges ($1.2 billion or $0.44 per share attributed to Disney common stock) and the cumulative effect of accounting changes ($278 million or $0.13 per share). Earnings and earnings per share attributed to Disney common stock before the cumulative effect of accounting changes adjusted for the impact of SFAS 142 were $176 million and $0.08, respectively for the prior-year period.

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

                              Three Months             Six Months
                              Ended March 31,          Ended March 31,
                             ----------------   %     ----------------    %
(unaudited; in millions,      2002     2001   Change    2002    2001    Change
 except per share data)      -------  ------- ------  -------  ------   ------

Revenues                     $ 5,904  $ 6,215   (5)%  $ 12,983 $ 13,792   (6)%
Costs and expenses            (5,299)  (5,237)  (1)%   (11,725) (11,590)  (1)%
Amortization of intangible
 assets                           (2)      (5)  60 %        (5)     (13)  62 %
Gain on sale of business           -        -    -           -       22   n/m
Net interest expense and other  (158)    (151)  (5)%      (115)    (316)  64 %
Equity in the income of
  investees                       49       67  (27)%       119      153  (22)%
Restructuring and impairment
  charges                          -     (134)  n/m          -     (328)  n/m
                             -------  -------          -------  -------
Income before income taxes,
  minority interests and the
  cumulative effect of accounting
  changes                        494      755  (35)%     1,257    1,720  (27)%
Income taxes                    (205)    (283)  28 %      (501)    (688)  27 %
Minority interests               (30)     (32)   6 %       (64)     (63)  (2)%
                             -------  -------          -------   ------
Income before the cumulative
  effect of accounting
  changes                        259      440  (41)%       692      969  (29)%
Cumulative effect of
  accounting changes:
   Film accounting                 -        -    -           -     (228)  n/m
   Derivative accounting           -        -    -           -      (50)  n/m
                             -------  -------          -------   ------
Net income                   $   259  $   440  (41)%   $   692  $   691
                             =======  =======          =======   ======
Earnings per share before the
  cumulative effect of
  accounting changes
  (basic and diluted)        $  0.13  $  0.21  (38)%   $  0.34  $  0.46  (26)%
                             =======  =======          =======   ======
Earnings per share including
  the cumulative effect of
  accounting changes
  (basic and diluted) (1)    $  0.13  $  0.21  (38)%   $  0.34  $  0.33    3 %
                             =======  =======          =======   ======
Earnings before the cumulative
  effect of accounting changes,
  excluding the investment
  gain in fiscal 2002,
  restructuring and impairment
  charges and gain on the sale
  of business in fiscal 2001 $   259  $   524  (51)%   $   556  $ 1,181  (53)%
                             =======  =======          =======   ======
Earnings per share before the
  cumulative effect of
  accounting changes, excluding
  the investment gain in fiscal
  2002, restructuring and
  impairment charges and gain
  on sale of business in fiscal
  2001:
   Diluted                   $  0.13  $  0.25  (48)%   $  0.27  $  0.56  (52)%
                             =======  =======          =======  =======
   Basic                     $  0.13  $  0.25          $  0.27  $  0.57
                             =======  =======          =======   ======
Average number of common
  and common equivalent
  shares outstanding:
   Diluted                     2,045    2,105            2,043    2,108
                             =======  =======          =======   ======
   Basic                       2,039    2,089            2,039    2,090
                             =======  =======          =======   ======

     -------------------------------------
(1) The per share impacts of the film and derivative accounting changes for the prior year were $(0.11) and $(0.02), respectively.

                                  THE WALT DISNEY COMPANY
                          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(continued)


     The following table provides a reconciliation of as-reported earnings per share attributed to Disney common stock to pro forma earnings per share.

                                             Three Months        Six Months
                                            Ended March 31,    Ended March 31,
                                           -----------------  -----------------
(unaudited)                                  2002     2001      2002      2001
                                           -------  --------  --------  -------
As-reported earnings (loss) per share
  attributed to Disney common stock        $  0.13  $ (0.26)  $  0.34  $ (0.23)

Adjustment to attribute 100% of Internet
  Group operating results to Disney common
  stock (72% included in as-reported amounts)    -    (0.01)        -    (0.06)

Adjustment to exclude pre-closure GO.com
  portal operating results and amortization
  of intangible assets                           -     0.02         -     0.09

Adjustment to exclude GO.com restructuring
  and impairment charges                         -     0.40         -     0.40

Adjustment to exclude goodwill and intangible
  assets amortization pursuant to SFAS 142       -     0.06         -     0.13

Adjustment to exclude the cumulative effect
  of accounting changes                          -        -         -     0.13
                                           -------  --------  --------  -------

Pro forma earnings per share before the
  cumulative effect of accounting changes     0.13     0.21      0.34     0.46

Adjustment to exclude restructuring and
  impairment charges                             -     0.04         -     0.10

Adjustment to exclude investment gain in
  fiscal 2002                                    -        -     (0.07)       -
                                           -------  --------  --------  -------

Pro forma earnings per share before the
  cumulative effect of accounting changes,
  excluding the investment gain in fiscal
  2002 and restructuring and impairment
  charges and gain on the sale of business
  in fiscal 2001                           $  0.13  $  0.25   $  0.27   $  0.56
                                           =======  ========  ========  =======

-----------------------------------------------

The impact of the gain on sale of a business on fiscal 2001 and the pro forma impact of ABC Family on both periods was less than $0.01.

                                  THE WALT DISNEY COMPANY
                          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(continued)


Business Segment Results - Quarter

                                       Three Months Ended March 31,
                               -----------------------------------------------
   (unaudited, in millions)       As Reported          Pro Forma
                               -----------------   -----------------
   Revenues:                    2002      2001      2002      2001   % Change
                               -------   -------   -------   ------- ---------
      Media Networks           $  2,196  $ 2,258   $ 2,196   $ 2,417     (9)%
      Parks and Resorts           1,525    1,650     1,525     1,650     (8)%
      Studio Entertainment        1,603    1,573     1,603     1,573      2 %
      Consumer Products             580      568       580       575      1 %
                               --------  -------   -------   -------
                               $  5,904  $ 6,049   $ 5,904   $ 6,215     (5)%
                                =======  =======   =======   =======
   Segment operating income:
      Media Networks           $    309  $   445   $   309   $   503    (39)%
      Parks and Resorts             280      329       280       329    (15)%
      Studio Entertainment           27      164        27       164    (84)%
      Consumer Products              86       87        86        91     (5)%
                                -------   -------   -------   -------
                               $    702  $ 1,025   $   702   $ 1,087    (35)%
                                =======   =======   =======   =======

     The Company evaluates the performance of its operating segments based on segment operating income. The following table reconciles segment operating income to income (loss) before income taxes and minority interests.

                                            Three Months Ended March 31,
                                 ----------------------------------------------
                                     As Reported          Pro Forma
                                 -----------------   -----------------
   (unaudited, in millions)       2002      2001      2002      2001   % Change
                                 -------   -------   -------   ------- ---------
   Segment operating income      $   702   $ 1,025   $   702   $ 1,087    (35)%
   Corporate and unallocated
     shared expenses                 (97)     (109)      (97)     (109)    11 %
   Amortization of intangible
     assets                           (2)     (184)       (2)       (5)    60 %
   Net interest expense and other   (158)      (98)     (158)     (151)    (5)%
   Equity in the income of
     investees                        49        66        49        67    (27)%
   Restructuring and impairment
     charges                           -      (996)        -      (134)    n/m
                                 -------   -------   -------   -------
   Income (loss) before income
     taxes and minority
     interests                   $   494   $  (296)  $  494    $   755    (35)%
                                 =======   =======   ======    =======

     Segment earnings before interest, income taxes, depreciation and amortization (EBITDA) is as follows:

                                        Three Months Ended March 31,
                               ----------------------------------------------
                                 As Reported          Pro Forma
                               -----------------   -----------------
   (unaudited, in millions)      2002      2001      2002      2001   % Change
                               -------   -------   -------   ------- ---------
   Media Networks              $    354  $   489   $   354   $   548     (35)%
   Parks and Resorts                441      468       441       468      (6)%
   Studio Entertainment              37      175        37       175     (79)%
   Consumer Products                102      112       102       116     (12)%
                                -------   ------    ------    ------
                               $    934  $ 1,244   $   934   $ 1,307     (29)%
                                =======   ======    ======    ======


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

Media Networks

     The following table provides supplemental revenue and operating income detail for the Media Networks segment:

   (unaudited, in millions)                                 Pro Forma
                                          ---------------------------------
   Three Months Ended March 31,              2002         2001     % Change
                                          ----------   ---------  ---------
   Revenues:
      Broadcasting                        $   1,290    $   1,513      (15)%
      Cable Networks                            906          904        -
                                           --------     --------
                                          $   2,196    $   2,417       (9)%
                                           ========     ========
   Segment operating income:
      Broadcasting                        $     (11)   $     167       n/m
      Cable Networks                            320          336       (5)%
                                           --------     --------
                                          $     309    $     503      (39)%
                                           ========     ========

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

                                  THE WALT DISNEY COMPANY
                          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(continued)


     The Company has investments in cable operations that are accounted for as unconsolidated equity investments. The table below presents operating income from cable television activities, which comprise the Cable Networks and the Company's cable equity investments:

     (unaudited, in millions)                               Pro Forma
                                              ---------------------------------
     Three Months Ended March 31,                2002         2001     % Change
                                              ----------   ---------  ---------
     Operating income:
        Cable Networks                        $     320    $     336       (5)%
        Equity investments:
           A&E Television, Lifetime
             Television and
             E! Entertainment Television            128          170      (25)%
           Other                                     36           56      (36)%
                                               --------      -------
     Operating income from cable television
       activities                                   484          562      (14)%
     Partner share of operating income             (136)        (190)      28 %
                                               --------      -------
     Disney share of operating income         $     348    $     372       (6)%
                                               ========      =======

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









                                  THE WALT DISNEY COMPANY
                          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(continued)


Business Segment Results - Six Months

                                        Six Months Ended March 31,
                             ------------------------------------------------
   (unaudited, in millions)     As Reported          Pro Forma
                             -----------------   -----------------
   Revenues:                  2002      2001      2002      2001      % Change
                             --------  --------  -------   --------   --------
      Media Networks         $  5,172  $  5,225  $ 5,202   $  5,516      (6)%
      Parks and Resorts         2,958     3,374    2,958      3,374     (12)%
      Studio Entertainment      3,408     3,423    3,408      3,423       -
      Consumer Products         1,414     1,460    1,415      1,479      (4)%
                              -------   -------   ------    -------
                             $ 12,952  $ 13,482  $12,983   $ 13,792      (6)%
                              =======   =======   ======    =======
   Segment operating income:
      Media Networks         $    551  $    971  $   555   $  1,094     (49)%
      Parks and Resorts           467       713      467        713     (35)%
      Studio Entertainment        176       316      176        316     (44)%
      Consumer Products           261       256      261        269      (3)%
                              -------   -------   ------    -------
                             $  1,455  $  2,256  $ 1,459   $  2,392     (39)%
                              =======   =======   ======    =======

     The Company evaluates the performance of its operating segments based on segment operating income. The following table reconciles segment operating income to income before income taxes and minority interests.

                                         Six Months Ended March 31,
                               ------------------------------------------------
                                  As Reported          Pro Forma
                               -----------------   -----------------
   (unaudited, in millions)     2002      2001      2002      2001     % Change
                               -------   -------   -------   -------   --------
   Segment operating income    $ 1,455  $  2,256  $ 1,459   $  2,392     (39)%
   Corporate and unallocated
     shared expenses              (201)     (190)    (201)      (190)     (6)%
   Amortization of intangible
     assets                         (5)     (477)      (5)       (13)     62 %
   Gain on sale of businesses        -        22        -         22      n/m
   Net interest expense and other (103)     (207)    (115)      (316)     64 %
   Equity in the income of
     investees                     119       148      119        153     (22)%
   Restructuring and impairment
     charges                         -    (1,190)       -       (328)     n/m
                                 -----    -------   ------    -------
   Income before income taxes and
     minority interests        $ 1,265    $  362  $ 1,257   $  1,720     (27)%
                                ======     ======  ======     =======

     Segment EBITDA is as follows:

                                           Six Months Ended March 31,
                               ------------------------------------------------
                                  As Reported          Pro Forma
                               -----------------   -----------------
   (unaudited, in millions)     2002      2001      2002      2000     % Change
                               -------   -------   -------   -------   --------
   Media Networks              $   642   $ 1,060   $  647    $ 1,185     (45)%
   Parks and Resorts               789       995      789        995     (21)%
   Studio Entertainment            197       340      197        340     (42)%
   Consumer Products               290       305      290        318      (9)%
                                -------   -------   ------    -------
                               $ 1,918   $ 2,700   $1,923    $ 2,838     (32)%
                                =======   =======   ======    =======



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

Media Networks

     The following table provides supplemental revenue and operating income detail for the Media Networks segment:

   (unaudited, in millions)                                 Pro Forma
                                           ---------------------------------
   Six Months Ended March 31,                2002         2001     % Change
                                           ----------   ---------  ---------
   Revenues:
      Broadcasting                         $   2,766    $   3,315     (17)%
      Cable Networks                           2,436        2,201      11 %
                                            --------     --------
                                           $   5,202    $   5,516      (6)%
                                            ========     ========
   Segment operating income:
      Broadcasting                         $     (87)   $     454      n/m
      Cable Networks                             642          640        -
                                            --------     --------
                                           $     555    $   1,094     (49)%
                                            ========     ========

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

                                  THE WALT DISNEY COMPANY
                          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(continued)


     The Company has investments in cable operations that are accounted for as unconsolidated equity investments. The table below presents operating income from cable television activities, which comprise the Cable Networks and the Company's cable equity investments:

     (unaudited, in millions)                        Pro Forma
                                          ---------------------------------
     Six Months Ended March 31,             2002         2001     % Change
                                          ----------   ---------  ---------
     Operating income:
        Cable Networks                    $     642    $    640        -
        Equity investments:
           A&E Television, Lifetime
             Television and
             E! Entertainment Television        294         356      (17)%
           Other                                101         122      (17)%
                                           ---------     -------
     Operating income from cable
       television activities                  1,037       1,118       (7)%
     Partner share of operating income         (328)       (396)      17 %
                                           ---------     -------
     Disney share of operating income     $     709    $    722       (2)%
                                           =========     =======

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






                                  THE WALT DISNEY COMPANY
                          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS,--(continued),


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

     The Company has a 39% interest in Euro Disney S.C.A., which operates the Disneyland Resort Paris. As of March 31, 2002, Euro Disney has drawn $39 million (45 million Euros) under a $146 million (167 million Euros) line of credit with the Company and it is expected that Euro Disney will draw additional a0mounts under the credit line during fiscal 2002. As of March 31, 2002, Euro Disney had, on a US GAAP basis, total assets of $2.9 billion (3.3 billion Euros) and total liabilities of $2.8 billion (3.2 billion Euros), including borrowings of $1.9 billion (2.2 billion Euros).

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

Description of Matter

                                                 Votes         Authority
1.  Election of Directors                      Cast For         Withheld
                                             ---------------  -------------

      Reveta F. Bowers                         1,630,088,721   49,282,853
      John E. Bryson                           1,630,753,581   48,617,993
      Roy E. Disney                            1,631,633,573   47,738,001
      Michael D. Eisner                        1,622,270,705   57,100,869
      Judith L. Estrin                         1,631,126,538   48,245,036
      Stanley P. Gold                          1,630,788,386   48,583,188
      Robert A. Iger                           1,626,836,785   52,534,789
      Monica C. Lozano                         1,630,947,681   48,423,893
      George J. Mitchell                       1,611,230,836   68,140,738
      Thomas S. Murphy                         1,623,845,743   55,525,831
      Leo J. O'Donovan, S.J.                   1,630,061,801   49,309,773
      Sidney Poitier                           1,629,360,888   50,010,686
      Robert A. M. Stern                       1,623,149,006   56,222,568
      Andrea L. Van de Kamp                    1,630,413,585   48,957,989
      Raymond L. Watson                        1,630,080,875   49,290,699
      Gary L. Wilson                           1,623,594,876   55,776,698

                                                                          Broker
                                For         Against     Abstentions    Non-Votes
                            ----------------------------------------------------

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








                           PART II. OTHER INFORMATION (continued)


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