Form 10-K/A
period 2001-09-30
WALT DISNEY CO/
filed 2002-08-09
CIK 1001039

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549



                                 FORM 10-K/A



            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


    For the fiscal year ended                 Commission File Number
       September 30, 2001                             1-11605


                            The Walt Disney Company


    Incorporated in Delaware            I.R.S. Employer Identification No.
  500 South Buena Vista Street                      95-4545390
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

              None

     This Amendment on Form 10-K/A amends Item 13 of the Annual Report on Form 10-K (the "Original Form 10-K") filed on December 10, 2001, on behalf of the Registrant. Item 13 of the Original Form 10-K is hereby amended to add the following supplemental information:

Item 13.  Certain Relationships and Related Transactions

     Reveta Bowers' adult son Craig Bowers was an employee of the Registrant's Internet Group operations during a portion of the Registrant's 2001 fiscal year, earning an aggregate compensation of $81,863. Mr. Bowers is no longer employed at the Registrant. Stanley Gold's adult daughter Jennifer Gold, an employee of the Registrant's Consumer Products operations, earned an aggregate compensation of $85,111 during fiscal 2001. Raymond Watson's adult son David Watson, an employee of the Disney Channel during fiscal 2001, earned an aggregate compensation of $152,608 for the year.

     John Bryson's wife, Louise Bryson, is an executive vice president for affiliate sales and marketing of Lifetime Entertainment Television, a cable network in which the Registrant holds an indirect 50% interest. Lifetime paid Ms. Bryson an aggregate compensation of $1,352,000 during fiscal 2001. Her compensation is not subject to approval by the Board of Directors of the Registrant, and she does not hold any options or other rights in the Registrant's capital stock.

     As a consequence of these relationships, and taking into account the proposed independence standards of the New York Stock Exchange and SEC regulations, the Board of Directors is currently reviewing appropriate steps to ensure ongoing compliance with applicable rules and corporate "best practices" generally. These steps will include a reduction in the Board's size and reorganization and reduction in size of Board committees. The Registrant is targeting completion of this review and adoption of appropriate changes by the end of 2002.

                                         SIGNATURES

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


August 9, 2002
Burbank, California