Form 10-Q
period 2002-06-30
WALT DISNEY CO/
filed 2002-08-09
CIK 1001039

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended June 30, 2002              Commission File Number 1-11605

                             The Walt Disney Company

Incorporated in Delaware                         I.R.S. Employer Identification
                                                                 No. 95-4545390


          500 South Buena Vista Street, Burbank, California 91521

                                 (818) 560-1000

Securities Registered Pursuant to Section 12(b) of the Act:


                                                            Name of Exchange
Title of class                                             on Which Registered
--------------                                            -------------------
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


      YES    X         NO


     There were 2,040,923,300 shares of common stock outstanding as of August 5, 2002.

                          PART I. FINANCIAL INFORMATION
                             THE WALT DISNEY COMPANY
                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (unaudited; in millions, except per share data)

                                         Three Months Ended   Nine Months Ended
                                              June 30,            June 30,
                                         ------------------   ------------------
                                           2002      2001       2002     2001
                                         -------   -------    -------  --------
Revenues                                 $ 5,795   $ 5,960    $ 18,667 $ 19,386
Costs and expenses                        (5,043)   (4,932)    (16,661) (16,292)
Amortization of intangible assets             (9)     (145)        (14)    (622)
Gain on sale of business                      34         -          34       22
Net interest expense and other              (185)      (80)       (288)    (287)
Equity in the income of investees             44        86         163      234
Restructuring and impairment charges           -      (138)          -   (1,328)
                                         -------    -------    -------  --------
Income before income taxes, minority
  interests and the cumulative effect
  of accounting changes                      636       751       1,901    1,113
Income taxes                                (253)     (339)       (757)    (963)
Minority interests                           (19)      (20)        (83)     (83)
                                         -------    -------    -------  --------
Income before the cumulative effect of
  accounting changes                         364        392      1,061       67
Cumulative effect of accounting changes:
   Film accounting                             -          -          -     (228)
   Derivative accounting                       -          -          -      (50)
                                         -------    -------    -------  --------
Net income (loss)                        $   364    $   392    $ 1,061  $  (211)
                                         =======    =======    =======  ========
Earnings (loss) attributed to:
   Disney Common Stock                   $   364    $   392    $ 1,061  $   (94)
   Internet Group Common Stock                 -          -          -     (117)
                                         -------    -------    -------  --------
                                         $   364    $   392    $ 1,061  $  (211)
                                         =======    =======    =======  ========
Earnings (loss) per share before
 cumulative effect of accounting changes
 attributed to:
   Disney Common Stock(basic and diluted)$  0.18    $  0.19    $  0.52  $  0.09
                                         =======    =======    =======  ========
   Internet Group Common Stock (basic
   and diluted)                          $   n/a    $   n/a    $   n/a  $ (2.72)
                                         =======    =======    =======  ========
Cumulative effect of accounting changes
 per Disney share:
   Film accounting                       $     -    $     -    $     -  $  0.11
   Derivative accounting                       -          -          -     0.02
                                         -------    -------    -------  --------
                                         $     -    $     -    $     -  $  0.13
                                         =======    =======    =======  ========
Earnings (loss) per share attributed to:
   Disney Common Stock
     Diluted                             $  0.18    $  0.19    $  0.52  $ (0.04)
                                         =======    =======    =======  ========
     Basic                               $  0.18    $  0.19    $  0.52  $ (0.05)
                                         =======    =======    =======  ========
Internet Group Common Stock (basic
   and diluted)                          $   n/a    $   n/a    $   n/a  $ (2.72)
                                         =======    =======    =======  ========
Earnings attributed to Disney Common Stock
   before the cumulative effect of
   accounting changes adjusted for the
   impact of SFAS 142 in fiscal
   2001 (See Note 6)                     $   364    $   527    $ 1,061  $   703
                                         =======    =======    =======  ========
Earnings per share attributed to Disney
   Common Stock before the cumulative
   effect of accounting changes adjusted
   for the impact of SFAS 142 in fiscal
   2001 (See Note 6)
      Diluted                            $  0.18    $  0.25    $  0.52  $  0.33
                                         =======    =======    =======  ========
      Basic                              $  0.18    $  0.25    $  0.52  $  0.34
                                         =======    =======    =======  ========
Average number of common and common
 equivalent shares outstanding:
   Disney Common Stock:
      Diluted                              2,046      2,107      2,044    2,103
                                         =======    =======    =======  ========
      Basic                                2,041      2,091      2,040    2,085
                                         =======    =======    =======  ========
   Internet Group Common Stock
    (basic and diluted)                      n/a        n/a        n/a       43
                                         =======    =======    =======  ========

              See Notes to Condensed Consolidated Financial Statements

                             THE WALT DISNEY COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in millions, except per share data)

                                                     June 30,      September 30,
                                                       2002             2001
                                                    ------------   -------------
                                                     (unaudited)
ASSETS
Current assets
   Cash and cash equivalents                       $       2,196   $        618
   Receivables                                             3,637          3,343
   Inventories                                               656            671
   Television costs                                        1,281          1,175
   Deferred income taxes                                     538            622
   Other assets                                              584            600
                                                     ------------   ------------
      Total current assets                                 8,892          7,029

Film and television costs                                  5,443          5,235
Investments                                                1,841          2,061
Parks, resorts and other property, at cost
   Attractions, buildings and equipment                   19,421         19,089
   Accumulated depreciation                               (8,264)        (7,728)
                                                     ------------   ------------
                                                          11,157         11,361
   Projects in progress                                      915            911
   Land                                                      668            635
                                                     ------------   ------------
                                                          12,740         12,907

Intangible assets, net                                     2,752          2,716
Goodwill, net                                             17,028         12,106
Other assets                                               1,527          1,645
                                                     ------------   ------------
                                                   $      50,223   $     43,699
                                                     ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts and taxes payable and other accrued    $       4,916   $      4,603
    liabilities
   Current portion of borrowings                             585            829
   Unearned royalties and other advances                     967            787
                                                     ------------   ------------
      Total current liabilities                            6,468          6,219

Borrowings                                                14,664          8,940
Deferred income taxes                                      2,286          2,730
Other long term liabilities, unearned royalties            3,075          2,756
 and other advances
Minority interests                                           421            382
Commitments and contingencies
Stockholders' equity
   Preferred stock, $.01 par value
      Authorized - 100 million shares, Issued -
       none
   Common stock:
     Common stock - Disney, $.01 par value
      Authorized - 3.6 billion shares, Issued -           12,105         12,096
       2.1 billion shares
     Common stock - Internet Group, $.01 par
       value
      Authorized - 1.0 billion shares                          -              -
   Retained earnings                                      12,804         12,171
   Accumulated other comprehensive income                    (40)            10
                                                     ------------    -----------
                                                          24,869         24,277
   Treasury stock, at cost, 81.4 million Disney           (1,395)        (1,395)
    shares
   Shares held by TWDC Stock Compensation Fund
    II, at cost
      6.7 million and 8.6 million Disney shares             (165)          (210)
                                                     ------------    -----------
                                                          23,309         22,672
                                                     ------------    -----------
                                                   $      50,223   $     43,699
                                                    =============   ============

              See Notes to Condensed Consolidated Financial Statements

                              THE WALT DISNEY COMPANY
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (unaudited, in millions)

                                                   Nine Months Ended June 30,
                                                   ---------------------------
                                                      2002           2001
                                                   ------------   ------------
NET INCOME (LOSS)                                  $     1,061    $      (211)

OPERATING ITEMS NOT REQUIRING CASH
   Depreciation                                            761            735
   Equity in the income of investees                      (163)          (234)
   Minority interests                                       83             83
   Amortization of intangible assets                        14            622
   Restructuring and impairment charges                      -          1,150
   Cumulative effect of accounting changes                   -            278
   Gain on sale of business                                (34)           (22)
   Other                                                   (63)           371

CHANGES IN WORKING CAPITAL                                (114)          (620)
                                                   ------------   ------------

                                                           484          2,363
                                                   ------------   ------------

   Cash provided by operations                           1,545          2,152
                                                   ------------   ------------

INVESTING ACTIVITIES
   Investments in parks, resorts
    and other property                                    (740)        (1,241)
   Acquisitions (net of cash acquired)                  (2,845)          (480)
   Dispositions                                            200            132
   Proceeds from sale of investments                       601            230
   Purchase of investments                                  (6)           (88)
   Other                                                   (15)           (24)
                                                   ------------   ------------
   Cash used by investing activities                    (2,805)        (1,471)
                                                   ------------   ------------

FINANCING ACTIVITIES
   Borrowings                                            4,031          1,962
   Reduction of borrowings                              (1,675)        (2,423)
   Repurchases of common stock                               -           (266)
   Commercial paper borrowings, net                        865          1,931
   Exercise of stock options and other                      45            159
   Dividends                                              (428)          (438)
                                                   ------------   ------------
   Cash provided by financing activities                 2,838            925
                                                   ------------   ------------

Increase in cash and cash equivalents                    1,578          1,606
Cash and cash equivalents, beginning of period             618            842
                                                   ------------   ------------
Cash and cash equivalents, end of period           $     2,196    $     2,448
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

     2. In June 2002, the Financial Accounting and Standards Board (FASB) issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and nullifies the guidance of EITF No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring), which recognized a liability for an exit cost at the date of an entity's commitment to an exit plan. SFAS 146 requires that the initial measurement of a liability be at fair value. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 with early adoption encouraged. The Company plans to adopt SFAS 146 effective October 1, 2002 and does not expect that the adoption will have a material impact on its consolidated results of operations and financial position.

     Effective October 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). As a result of adopting SFAS 142, a substantial amount of the Company's goodwill and intangible assets are no longer amortized. Pursuant to SFAS 142, intangible assets must be periodically tested for impairment, and the new standard provides six months to complete the impairment review. During the second quarter of fiscal 2002, the Company completed its impairment review, which indicated that there was no impairment. See Note 6.

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

     3. On October 24, 2001,  the Company  acquired Fox Family  Worldwide,  Inc.
(FFW) for $5.2 billion, funded with $2.9 billion of new long-term borrowings plus the assumption of $2.3 billion of FFW long-term debt. Upon the closing of the acquisition, the Company changed FFW's name to ABC Family Worldwide, Inc. (ABC Family). Among the businesses acquired was the Fox Family Channel, which has been renamed ABC Family Channel, a programming service that currently reaches approximately 84 million cable and satellite television subscribers throughout the U.S.; a 76% interest in Fox Kids Europe, which reaches more than 31 million subscribers across Europe; Fox Kids channels in Latin America, and the Saban library and entertainment production businesses.

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

     The acquisition of ABC Family has been accounted for in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations. The cost of the acquisition was allocated to the assets acquired and liabilities assumed based on estimates of their respective fair values at the date of acquisition. Fair values were determined by internal studies and independent third party appraisals. The purchase price allocation presented below is preliminary and subject to refinements based on the completion of certain third party appraisals.

     The following table summarizes the preliminary purchase price allocation of ABC Family's assets acquired and liabilities assumed at the date of acquisition.

                   Receivables                       $    186
                   Programming costs                      329
                   Other assets                           519
                   Intangible assets                       46
                   Goodwill                             4,945
                                                     --------
                      Total assets                      6,025
                                                     --------

                   Accounts payable and accrued          (532)
                   liabilities
                   Other liabilities                     (248)
                   Minority interest                      (49)
                                                     --------
                      Total liabilities                  (829)
                                                     --------
                   Fair value of net
                    assets acquired                     5,196
                   Borrowings and preferred
                    stock assumed                      (2,371)
                                                     --------
                   Cash purchase price, net
                    of cash acquired                 $  2,825
                                                     ========

     The excess of the purchase price over the fair value of the identifiable net assets acquired of approximately $4.9 billion was allocated to goodwill that was assigned to the Cable Networks reporting unit within the Media Networks segment. None of this amount is expected to be deductible for tax purposes.

     The Company's condensed consolidated results of operations have incorporated ABC Family's activity on a consolidated basis from October 24, 2001, the date of acquisition. On a pro forma basis, adjusting only for the assumption that the acquisition of ABC Family and related incremental borrowings had occurred at the beginning of fiscal 2001, revenues for the nine months ended June 30, 2002 and 2001 are $18,698 million and $19,896 million, respectively. Pro forma and as-reported net income (loss) and earnings (loss) per share for both periods were approximately the same assuming that the new goodwill accounting rules had been in effect with respect to the incremental acquisition goodwill. The unaudited pro forma information is not necessarily indicative of the results of operations had the acquisition actually occurred at the beginning of fiscal 2001, nor is it necessarily indicative of future results.

                              THE WALT DISNEY COMPANY
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (unaudited; tabular dollars in millions, except per share data)

     4. The ABC Family acquisition resulted in an initial increase in the Company's borrowings totaling $5.2 billion, including senior notes originally issued by FFW valued at $1.1 billion, with an effective interest rate of 8.4% maturing in 2008; FFW preferred stock valued at $400 million with an effective cost of capital of 5.25% and commercial paper with an effective interest rate, including the impact of interest rate swaps, of 5.1%. The senior notes are callable at a premium beginning November 1, 2002.

     As of June 30, 2002, total borrowings were $15.2 billion. Net borrowings, which consists of total borrowings less cash and cash equivalents totaled $13.1 billion at June 30, 2002.

     5. During the first quarter of fiscal 2002, the Company sold its remaining shares of Knight-Ridder, Inc. received in connection with the disposition of certain publishing operations in fiscal 1997. The pre-tax gain of $216 million on the sale is reported in "net interest expense and other" in the Condensed Consolidated Statements of Income.

     6. Pursuant to SFAS 142, substantially all of the Company's intangible assets will no longer be amortized, and the Company is required to perform an annual impairment test for goodwill and intangible assets. Goodwill and intangible assets are allocated to various reporting units, which are either the operating segment or one reporting level below the operating segment. The Company's reporting units for purposes of applying the provisions of SFAS 142 are: Cable Networks, Television Broadcasting, Radio, Studio Entertainment, Consumer Products and Parks and Resorts. SFAS 142 requires the Company to compare the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is potential impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss would be recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value. The impairment test for intangible assets consists of comparing the fair value of the intangible asset to its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss is recognized. Fair values for goodwill and intangible assets are determined based on discounted cash flows or appraised values as appropriate.

     The following table provides a reconciliation of reported net loss for the prior-year nine months to adjusted earnings had SFAS 142 been applied as of the beginning of fiscal 2001:

                                                             Nine Months
                                                         Ended June 30, 2001
                                                        --------------------
                                                                    Earnings
                                                          Amount      per
                                                                     share
                                                        ---------   --------
         Reported net loss attributed to Disney         $   (94)    $ (0.04)
           Common Stock
         Cumulative effect of accounting changes            278        0.13
                                                        ---------   --------
         Reported earnings attributed to Disney
           Common Stock before the cumulative effect
           of accounting changes                            184        0.09
            Add back amortization (net of tax):
                Goodwill                                    481        0.23
                Indefinite life intangible assets            38        0.01
                                                        ---------   --------
         Adjusted earnings attributed to Disney
           Common Stock before the cumulative
           effect of accounting changes                 $   703    $  0.33
                                                        =========   ========

                                 THE WALT DISNEY COMPANY
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited; tabular dollars in millions, except per share data)

     The changes in the carrying amount of goodwill for the nine months ended June 30, 2002, are as follows:

                                               Media
                                               Networks    Other      Total
                                               --------   ---------  ---------
         Balance as of October 1, 2001         $ 12,042   $     64   $ 12,106
         Goodwill acquired during the
           period                                 4,945          9      4,954
         Investment impairment adjustment           (32)         -        (32)
                                               --------   ---------  ---------
         Balance as of June 30, 2002           $ 16,955   $     73   $ 17,028
                                               ========   =========  =========

     The Media Networks segment goodwill includes goodwill attributed to the cable equity investees. During the quarter, the Company determined that an investment in a Latin American cable operator had experienced a permanent decline in value and recorded an impairment loss of $32 million representing the goodwill associated with that investment. The impairment loss has been recorded in "Equity in the income of investees" in the Condensed Consolidated Statements of Income.

     Amortizable intangible assets at June 30, 2002 consisted of intellectual copyrights of $295 million amortized over 10-31 years, and stadium facility leases and other of $132 million amortized primarily over 33 years. Intangible assets with indefinite lives at June 30, 2002 were FCC licenses of $1,363 million and ESPN trademark and other of $962 million.

     7. The Company has a 39% interest in Euro Disney S.C.A., which operates the Disneyland Resort Paris. The Walt Disney Studios Paris, Euro Disney's second theme park, opened on March 16, 2002. Since the opening of Walt Disney Studio Paris, attendance and occupancy has increased compared to the prior year, with hotel occupancy growth exceeding expectations. However, overall theme park attendance has been below expectations.

     As of June 30, 2002, the total of the Company's investment, accounts and notes receivable from Euro Disney totaled $453 million, including investments and advances associated with Walt Disney Studios Paris and $51 million (53 million Euros) that Euro Disney has drawn under a $163 million (168 million Euros) line of credit with the Company. It is expected that Euro Disney will draw additional amounts under the credit line.

     As of June 30, 2002, Euro Disney had, on a US GAAP basis, total assets of $3.1 billion (3.2 billion Euros) and total liabilities of $3.0 billion (3.1 billion Euros), including borrowings of $2.2 billion (2.2 billion Euros).

     8. Diluted earnings per share amounts are calculated using the treasury stock method and are based upon the weighted average number of common and common equivalent shares outstanding during the period. For the quarter ended June 30, 2002 and 2001, options for 125 million and 62 million shares, respectively, were excluded from the Disney diluted earnings per share calculation as they were anti-dilutive. For the nine months ended June 30, 2002 and 2001, options for 138 million and 65 million shares, respectively, were excluded.

                              THE WALT DISNEY COMPANY
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (unaudited; tabular dollars in millions, except per share data)

     9. Comprehensive income (loss) is as follows:

                                              Three Months        Nine Months
                                             Ended June 30,      Ended June 30,
                                            -----------------   ----------------
                                             2002      2001      2002     2001
                                            -------   -------   -------  ------
Net income (loss)                           $  364    $  392    $ 1,061  $ (211)
Cumulative effect of adoption of SFAS
 133, net of tax                                 -         -         -       60
Market value adjustments for investments
 and hedges, net of tax                       (100)      (24)      (84)      32
Foreign currency translation, net of tax        (4)       16        34       13
                                            -------   -------   -------   ------
Comprehensive income (loss)                 $  260    $  384   $ 1,011   $ (106)
                                            =======   =======   =======   ======

     10. The following table reflects pro forma net income (loss) and earnings
(loss) per share had the Company elected to record an expense for employee stock options pursuant to the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation:

                                     Three Months Ended      Nine Months Ended
                                           June 30,                June 30,
                                     --------------------   --------------------
                                        2002       2001        2002       2001
                                     ---------  ---------   ---------  ---------
   Net income (loss) attributed to
    Disney common stock:
      As reported                    $    364   $    392    $    1,061 $   (94)
      Pro forma after option expense      284        315           837    (302)
   Diluted earnings (loss) per share
    attributed to Disney common stock:
      As reported                        0.18       0.19          0.52   (0.04)
      Pro forma after option expense     0.14       0.15          0.41   (0.14)

     These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years. The pro forma amounts assume that the Company had been following the fair value approach since the beginning of fiscal 1996.

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

                                             Three Months        Nine Months
                                            Ended June 30,      Ended June 30,
                                          -----------------   -----------------
                                            2002      2001      2002      2001
                                          -------   -------   -------   ------
Revenues:
   Media Networks                         $ 2,126   $ 2,169   $ 7,298   $ 7,394
                                          -------   -------   -------   -------

   Parks and Resorts                        1,847     1,946     4,805     5,320
                                          -------   -------   -------   -------

   Studio Entertainment
      Third parties                         1,343     1,317     4,641     4,646
      Intersegment                             22        10        52        48
                                          -------   -------   -------   -------
                                            1,365     1,327     4,693     4,694
                                          -------   -------   -------   -------
   Consumer Products
      Third parties                           479       528     1,923     2,026
      Intersegment                            (22)      (10)      (52)      (48)
                                          -------   -------   -------   -------
                                              457       518     1,871     1,978
                                          -------   -------   -------   -------
                                          $ 5,795   $ 5,960   $18,667   $19,386
                                          =======   =======   =======   =======
Segment operating income:
   Media Networks                         $   288   $   439   $   839   $ 1,410
   Parks and Resorts                          467       560       934     1,273
   Studio Entertainment                        22        65       198       381
   Consumer Products                           51        58       312       314
                                          -------   -------   -------   -------
                                          $   828   $ 1,122   $ 2,283   $ 3,378
                                          =======   =======   =======   =======

     We evaluate the performance of the Company's operating segments based on segment operating income. A reconciliation of segment operating income to income before income taxes, minority interests and the cumulative effect of accounting changes is as follows:

                                             Three Months       Nine Months
                                             Ended June 30,    Ended June 30,
                                           -----------------   -----------------
                                             2002     2001      2002     2001
                                           -------   -------   -------  -------
Segment operating income                   $  828    $ 1,122   $ 2,283  $ 3,378
Corporate and unallocated shared expenses     (76)      (94)     (277)     (284)
Amortization of intangible assets              (9)     (145)      (14)     (622)
Gain on sale of business                       34         -        34        22
Net interest expense and other               (185)      (80)     (288)     (287)
Equity in the income of investees              44        86       163       234
Restructuring and impairment charges            -      (138)        -    (1,328)
                                           -------   -------   -------  --------
Income before income taxes, minority
  interests and the cumulative effect of
  accounting changes                       $  636    $  751    $ 1,901  $ 1,113
                                           =======   ========  ======== ========

                              THE WALT DISNEY COMPANY
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (unaudited; tabular dollars in millions, except per share data)

     12. The Company, together with, in some instances, certain of its directors and officers, is a defendant or co-defendant in various legal actions involving copyright, breach of contract and various other claims incident to the conduct of its businesses. Except for the matters described below, management does not expect a material impact to its results of operations, financial position or cash flows by reason of these actions.

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

     Stephen Slesinger, Inc. v. The Walt Disney Company. In this lawsuit, filed on February 27, 1991 and pending in the Los Angeles County Superior Court, the plaintiff claims that a Company subsidiary defrauded it and breached a 1983 licensing agreement with respect to certain Winnie the Pooh properties, by failing to account for and pay royalties on revenues earned from the sale of Winnie the Pooh movies on videocassette and from the exploitation of Winnie the Pooh merchandising rights. The plaintiff seeks damages for the licensee's alleged breaches as well as confirmation of the plaintiff's interpretation of the licensing agreement with respect to future activities. The plaintiff also seeks the right to terminate the agreement on the basis of the alleged past breaches. The Company disputes that the plaintiff is entitled to any damages or other relief of any kind, including termination of the licensing agreement. The claim is currently scheduled for trial in March 2003. If each of the plaintiff's claims were to be confirmed in a final judgment, damages could total as much as several hundred million dollars and adversely impact the value to the Company of any future exploitation of the licensed rights. However, given the number of outstanding issues and the uncertainty of their ultimate disposition, management is unable to predict the magnitude of any potential determination of the plaintiff's claims.

     Management believes that it is not currently possible to estimate the impact, if any, that the ultimate resolution of these two matters will have on the Company's results of operations, financial position or cash flows.

     13. The Company's contractual commitments other than leases were approximately $15.3 billion, including approximately $800 million for available programming as of June 30, 2002. These amounts include approximately $11.7 billion for sports programming rights. The commitments include obligations under a six-year agreement entered into on January 22, 2002, with the National Basketball Association (NBA) to broadcast more than 100 regular and post-season games per year, including the NBA finals, beginning with the 2002-03 season. The agreement included distribution rights for related NBA programming and content and extended several existing agreements.

     14. The Internal Revenue Service (IRS) is currently examining the Company's federal income tax returns for 1993 through 1995. While the audit is not complete, the IRS has recently indicated its intention to challenge certain of the Company's tax positions. We believe that the Company's tax positions comply with applicable tax law and intend to defend the Company's positions vigorously. The ultimate disposition of these matters could require the Company to make additional payments to the IRS. Nonetheless, we believe that the Company has adequately provided for any foreseeable payments related to these matters and consequently do not anticipate any material earnings impact from the ultimate resolution of these matters.

                              THE WALT DISNEY COMPANY
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SEASONALITY

     The Company's businesses are subject to the effects of seasonality. Consequently, the operating results for the quarter and nine months ended June 30, 2002 for each business segment, and for the Company as a whole, are not necessarily indicative of results to be expected for the full year.

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

AS-REPORTED RESULTS OF OPERATIONS

     Net income for the quarter decreased 7%, or $28 million, to $364 million and earnings per share attributed to Disney common stock decreased 5%, or $0.01, to $0.18. Results for the prior-year quarter included restructuring and impairment charges totaling $138 million. The current quarter includes a pre-tax gain ($34 million or $0.01 per share) on the sale of the Disney Store business in Japan and the cessation of amortization of goodwill and certain intangible assets, due to the adoption of SFAS 142, effective October 1, 2001. Earnings and earnings per share attributed to Disney common stock after adjusting for the impact of SFAS 142 for the prior-year quarter were $527 million and $0.25, respectively.

     Excluding the year-over-year impact of the restructuring charges, results for the current quarter reflected lower segment operating income and equity in the income of investees and higher net interest expense and other, partially offset by decreased corporate and unallocated shared expenses. Decreased segment operating income primarily reflected lower Media Networks, Parks and Resorts and Studio Entertainment results. Lower equity in the income of investees reflected the write-down of an investment in a Latin American cable operator ($32 million or $0.01 per share), higher advertising costs at Lifetime Television and declines at the cable affiliates driven by the soft advertising market. Increases in net interest expense and other were driven by higher average debt balances, primarily due to the incremental borrowings related to the ABC Family acquisition and gains on the sale of certain investments in the prior-year quarter, partially offset by lower interest rates. Decreased corporate and unallocated shared expenses reflected a gain on the sale of certain properties in the U.K. ($26 million or $0.01 per share), partially offset by higher costs for new financial and human resources information technology systems intended to improve productivity and reduce costs.

     For the nine months, net income was $1.1 billion, compared to a net loss of $211 million in the prior-year period. Net income and earnings per share attributed to Disney common stock were $1.1 billion and $0.52, respectively, for the current-year period, compared to a net loss and loss per share of $94 million and $0.04 in the prior-year period. Results for the current period include a pre-tax gain ($216 million or $0.07 per share) on the sale of the remaining shares of Knight-Ridder, Inc., a pre-tax gain on the sale of the Disney Store business in Japan ($34 million or $0.01 per share), operations of ABC Family acquired on October 24, 2001, incremental interest expense for borrowings related to that acquisition and the cessation of amortization of goodwill and certain intangible assets, due to the adoption of SFAS 142 effective October 1, 2001. The prior-year period included restructuring and

                             THE WALT DISNEY COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(continued)


impairment charges ($1.3 billion or $0.48 per share) attributed to Disney common stock and the cumulative effect of accounting changes ($278 million or $0.13 per share). Earnings and earnings per share attributed to Disney common stock before the cumulative effect of accounting changes adjusted for the impact of SFAS 142 for the prior-year period were $703 million and $0.33, respectively.

     Excluding the year-over-year impact of the restructuring charges, results for the nine months were driven by lower segment operating income and equity in income of investees. Decreased segment operating income reflected lower Media Networks, Parks and Resorts and Studio Entertainment results. Lower equity in the income of investees reflected the write-down of an investment in a Latin American cable operator, decreases at the cable services resulting from the soft advertising market and higher advertising costs at Lifetime Television. Net interest expense and other reflected higher average debt balances due to the acquisition of ABC Family offset by the gain on the sale of Knight-Ridder, Inc. shares and lower interest rates. Corporate and unallocated shared expenses reflected the gain on the sale of certain properties in the U.K., decreases due to timing of expenses and the roll-out of the Disney Club in the prior-year period, partially offset by higher costs for strategic initiatives designed to promote the Disney brand and costs for new financial and human resources information technology systems.

CURRENT OUTLOOK

     The down turn in the international and domestic travel and tourism industry as well as the economy as a whole is impacting the Company's businesses and accordingly, attendance and occupancy at its domestic parks and resorts continues to be negatively impacted. Additionally, the Company is experiencing softness, thus far in the fourth quarter, in attendance and advanced reservation trends at domestic and international theme parks. Given these trends, the Company currently expects that earnings and earnings per share for the fourth quarter will likely be somewhat lower than prior-year pro forma amounts.

 PRO FORMA RESULTS OF OPERATIONS

     To enhance comparability, the unaudited pro forma information that follows presents consolidated results of operations as if the acquisition of ABC Family, the conversion of the Internet Group common stock into Disney common stock, the closure of the GO.com portal business and the adoption of new goodwill and intangible asset accounting rules had occurred at the beginning of fiscal 2001. Pro forma net interest and other has been adjusted as if the incremental $5.2 billion of borrowings related to the ABC Family acquisition had been outstanding as of the beginning of the periods presented. The unaudited pro forma information is not necessarily indicative of the results of operations had these events actually occurred at the beginning of fiscal 2001, nor is it necessarily indicative of future results.

                                Three Months               Nine Months
                                   Ended                     Ended
                                  June 30,                  June 30,
                              ----------------          ----------------
(unaudited; in millions,       2002     2001    Change    2002     2001   Change
  except per share data)
                              -------  ------- ------   --------  ------- ------
Revenues                      $ 5,795  $ 6,147    (6)%  $ 18,698  $19,883   (6)%
Costs and expenses             (5,043)  (5,072)    1 %   (16,688) (16,606)   -
Amortization of
  intangible assets                (9)      (5)  (80)%       (14)     (18)  22 %
Gain on sale of business           34        -    n/m         34       22   55 %
Net interest expense
  and other                      (185)    (134)  (38)%      (300)    (450)  33 %
Equity in the income
  of investees                     44       88   (50)%       163      241  (32)%
Restructuring and
  impairment charges                -     (138)   n/m          -     (466)  n/m
                              -------  -------           -------  -------
Income before income taxes,       636      886   (28)%     1,893    2,606  (27)%
  minority interests and the
  cumulative effect of
  accounting changes
Income taxes                     (253)   (343)    26 %      (754)  (1,031)  27 %
Minority interests                (19)     (20)    5 %       (83)     (83)   -
                              -------  -------           -------  -------

Income before the
  cumulative effect of
  accounting changes              364      523   (30)%     1,056    1,492  (29)%
Cumulative effect of
  accounting changes:
   Film accounting                  -        -     -           -     (228)  n/m
   Derivative accounting            -        -     -           -      (50)  n/m
                              -------  -------          --------  -------

Net income                    $   364  $   523   (30)%  $  1,056  $ 1,214  (13)%
                              =======  =======          ========  =======
Earnings per share before the
  cumulative effect of
  accounting changes
  (basic and diluted)         $  0.18  $  0.25   (28)%  $   0.52  $  0.71  (27)%
                              =======  =======          ========  =======
Earnings per share including
  the cumulative effect of
  accounting changes
  (basic and diluted) (1)     $  0.18  $  0.25   (28)%  $   0.52  $  0.58  (10)%
                              =======  =======          ========  =======
Earnings before the cumulative
  effect of accounting changes,
  excluding the investment
  gain in fiscal 2002,
  restructuring and impairment
  charges and gain on the
  sale of business            $   343  $   610   (44)%  $    899  $ 1,791  (50)%
                              =======  =======          ========  =======
Earnings per share before the
  cumulative effect of accounting
  changes, excluding the investment
  gain in fiscal 2002, restructuring
  and impairment charges and
  gain on sale of business:
   Diluted                    $  0.17  $  0.29   (41)%  $   0.44  $  0.85  (48)%
                              =======  =======          ========  =======
   Basic                      $  0.17  $  0.29   (41)%  $   0.44  $  0.86  (49)%
                              =======  =======          ========  =======
Average number of common and
  common equivalent shares
  outstanding:
   Diluted                      2,046    2,107             2,044    2,108
                              =======  =======          ========  =======
   Basic                        2,041    2,091             2,040    2,090
                              =======  =======          ========  =======

(1) The per share impacts of the film and derivative accounting changes for the prior year were $(0.11) and $(0.02), respectively.

                             THE WALT DISNEY COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(continued)

     The following table provides a reconciliation of as-reported earnings per share attributed to Disney common stock to pro forma earnings per share.

                                               Three Months       Nine Months
                                              Ended June 30,     Ended June 30,
                                            -----------------  -----------------
(unaudited)                                   2002     2001      2002      2001
                                            -------  --------  --------  -------
As-reported earnings (loss) per share
  attributed to Disney common stock         $  0.18  $   0.19  $   0.52  $(0.04)

Adjustment to attribute 100% of Internet
  Group operating results to Disney common
  stock (72% included in as-reported amounts
  through January 29, 2001)                       -         -         -   (0.06)

Adjustment to exclude pre-closure GO.com
  portal operating results and amortization of
  intangible assets                               -         -         -    0.40

Adjustment to exclude GO.com restructuring
  and impairment charges                          -         -         -    0.09

Adjustment to exclude goodwill and intangible
  assets amortization pursuant to SFAS 142        -      0.06         -    0.19

Adjustment to exclude the cumulative effect
  of accounting changes                           -         -         -    0.13
                                            -------  --------  --------  -------

Pro forma earnings per share before the
  cumulative effect of accounting changes      0.18      0.25      0.52    0.71

Adjustment to exclude restructuring and
  impairment charges                              -      0.04         -    0.14

Adjustment to exclude gain on the sale of
  business                                   (0.01)         -    (0.01)       -

Adjustment to exclude fiscal 2002 investment
  gain                                            -         -    (0.07)       -
                                            -------  --------  --------  -------

Pro forma earnings per share before the
  cumulative effect of accounting changes,
  excluding the investment gain in fiscal
  2002 and restructuring and impairment
  charges and gain on the sale of business  $  0.17  $   0.29  $   0.44  $ 0.85
                                            =======  ========  ========  =======

-----------------------------------------------

The impact of the gain on sale of a business on fiscal 2001 and the pro forma impact of ABC Family on both periods was less than $0.01.

                             THE WALT DISNEY COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(continued)


Business Segment Results - Quarter

                                             Three Months Ended June 30,
                                 -----------------------------------------------
   (unaudited, in millions)         As Reported          Pro Forma
                                 -----------------   -----------------
   Revenues:                       2002      2001      2002      2001   % Change
                                 -------   -------   -------   ------- ---------
      Media Networks             $ 2,126   $ 2,169  $ 2,126   $  2,350    (10)%
      Parks and Resorts            1,847     1,946    1,847      1,946     (5)%
      Studio Entertainment         1,365     1,327    1,365      1,327      3%
      Consumer Products              457       518      457        524    (13)%
                                 -------   -------   -------   -------
                                 $ 5,795   $ 5,960  $ 5,795   $  6,147     (6)%
                                 =======   =======   =======   =======
   Segment operating income:
      Media Networks             $   288   $   439  $   288   $    483    (40)%
      Parks and Resorts              467       560      467        560    (17)%
      Studio Entertainment            22        65       22         65    (66)%
      Consumer Products               51        58       51         61    (16)%
                                 -------   -------   -------   -------
                                 $   828   $ 1,122  $   828   $  1,169    (29)%
                                 =======   =======   =======   =======

     The Company evaluates the performance of its operating segments based on segment operating income. The following table reconciles segment operating income to income before income taxes and minority interests.

                                           Three Months Ended June 30,
                                  ---------------------------------------------
                                     As Reported          Pro Forma
                                  ----------------   -----------------
   (unaudited, in millions)        2002      2001      2002      2001   % Change
                                  ------   -------   -------   ------- --------
   Segment operating income       $  828   $ 1,122   $   828   $ 1,169    (29)%
   Corporate and unallocated
     shared expenses                 (76)      (94)      (76)      (94)    19%
   Amortization of intangible
     assets                           (9)     (145)       (9)       (5)   (80)%
   Gain on sale of business           34         -        34         -      n/m
   Net interest expense and other   (185)      (80)     (185)     (134)   (38)%
   Equity in the income of
     investees                        44        86        44        88    (50)%
   Restructuring and impairment
     charges                           -      (138)        -      (138)     n/m
                                  -------   -------  --------   -------
   Income before income taxes,
     minority interests and the
     cumulative effect of
     accounting changes           $  636   $   751   $   636    $  886    (28)%
                                  =======   =======   =======   =======

     Segment earnings before interest, income taxes, depreciation and amortization (EBITDA) is as follows:

                                           Three Months Ended June 30,
                                  ----------------------------------------------
                                     As Reported          Pro Forma
                                  -----------------   -----------------
   (unaudited, in millions)        2002      2001      2002      2001   % Change
                                  -------   -------   -------   ------- ---------
   Media Networks                 $   334   $   482   $   334   $   530    (37)%
   Parks and Resorts                  629       731       629       731    (14)%
   Studio Entertainment                35        76        35        76    (54)%
   Consumer Products                   66        78        66        81    (19)%
                                  -------   -------   -------   -------
                                  $ 1,064   $ 1,367   $ 1,064   $ 1,418    (25)%
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

Media Networks

     The following table provides supplemental revenue and operating income detail for the Media Networks segment:

   (unaudited, in millions)                                Pro Forma
                                               ---------------------------------
   Three Months Ended June 30,                   2002         2001     % Change
                                               ----------   ---------  ---------
   Revenues:
      Broadcasting                              $   1,203   $   1,432     (16)%
      Cable Networks                                  923         918        1%
                                               ----------   ---------
                                                $   2,126   $   2,350     (10)%
                                               ==========   =========
   Segment operating income:
      Broadcasting                              $      76   $     242     (69)%
      Cable Networks                                  212         241     (12)%
                                               ----------   ---------
                                                $     288   $     483     (40)%
                                               ==========   =========

     On a pro forma basis, Media Networks revenues decreased 10%, or $224 million, to $2.1 billion, driven by decreases of $229 million at Broadcasting. The decrease at Broadcasting was driven by declines at the ABC television network and the Company's owned television stations due to lower ratings and lower advertising rates. Additionally, the prior year included revenues from a non-recurring sale of a film library at ABC Family. Revenues at the Cable Networks were essentially flat, as increased affiliate revenues reflecting increased subscribers at both ESPN and the Disney Channel and higher rates at ESPN were offset by declines in revenue due to the financial difficulties of Adelphia Communications Company (Adelphia) in the United States and KirchMedia & Company (Kirch) in Germany, as well as lower advertising revenues due to the weak advertising market.

     On a pro forma basis, segment operating income decreased 40%, or $195 million, to $288 million, primarily driven by decreases of $166 million at Broadcasting, resulting from decreased revenues. Costs and expenses, which consist primarily of programming rights costs and amortization, production costs, distribution and selling expenses and labor costs, decreased by 2%, or $29 million, for the quarter. Decreased costs were driven by proceeds from an insurance settlement ($41 million or $0.01 per share), lower costs at the Internet Group web sites reflecting the prior-year restructuring and lower distribution costs, partially offset by higher prime-time programming costs at the ABC television network, higher bad debt expense due to the financial difficulties of Adelphia and Kirch and higher sports programming costs at ESPN.

     As-reported revenues decreased 2% or $43 million, to $2.1 billion and segment operating income decreased 34% to $288 million. As-reported amounts for the prior-year period exclude ABC Family operations.

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

     The Company has investments in cable operations that are accounted for as unconsolidated equity investments. The table below presents operating income from cable television activities, which comprise the Cable Networks and the Company's cable equity investments:

     (unaudited, in millions)                               Pro Forma
                                               ---------------------------------
     Three Months Ended June 30,                   2002         2001    % Change
                                               ----------   ---------  ---------
     Operating income:
        Cable Networks                         $     212    $     241      (12)%
        Equity investments:
           A&E Television, Lifetime
             Television and
             E! Entertainment Television              168         207     (19)%
           Other                                       15          54     (72)%
                                               ----------   ---------
     Operating income from cable
       television activities                          395         502     (21)%
     Partner share of operating income               (161)       (192)      16%
                                               ----------   ---------
     Disney share of operating income          $      234   $     310     (25)%
                                               ==========   =========

     Note: Operating income from cable television activities presented in this table represents 100% of both the Company's owned cable businesses and its cable equity investees. The Disney share of operating income represents the Company's interest in cable television operating income. Cable Networks are reported in "Segment operating income" in the Condensed Consolidated Statements of Income. Equity investments are accounted for under the equity method, and the Company's proportionate share of the net income of its cable equity investments is reported in "Equity in the income of investees" in the Condensed Consolidated Statements of Income.

     We believe that operating income from cable television activities provides additional information useful in analyzing the underlying business results. However, operating income from cable television activities is a non-GAAP financial metric and should be considered in addition to, not as a substitute for, segment operating income.

     The Company's share of cable television operating income decreased 25%, or $76 million, to $234 million, reflecting the impact of Adelphia and Kirch, higher programming costs at ESPN and the weak advertising market at both ESPN and the cable equity investees, partially offset by higher cable network affiliate revenues. Additionally, the quarter reflected a write-down of an investment in a Latin American cable operator.

Parks and Resorts

     Revenues decreased 5%, or $99 million, to $1.8 billion, driven primarily by decreases of $61 million at the Walt Disney World Resort and $39 million at the Disneyland Resort, partially offset by increased royalties of $11 million from the Tokyo Disney Resort. At both the Walt Disney World Resort and Disneyland Resort, decreased revenues reflected lower attendance and guest spending driven by decreases in international and domestic visitation resulting from the continued disruption in travel and tourism and softness in the economy, partially offset by strong local attendance due to the success of the Annual Passport Program and other local ticketing initiatives. Lower guest spending at both Walt Disney World and Disneyland was primarily driven by a higher mix of lower spending local guests, as well as various promotional programs. Increased royalties at the Tokyo Disney Resort were due primarily to the opening of the Tokyo DisneySea theme park and the Tokyo DisneySea Hotel MiraCosta in the fourth quarter of the prior year.

     Segment operating income decreased 17%, or $93 million, to $467 million, reflecting revenue declines at both the Walt Disney World Resort and Disneyland Resort, partially offset by higher royalties from the Tokyo Disney Resort. Costs and expenses, which consist principally of labor, costs of merchandise, food and beverages sold, depreciation, repairs and maintenance, entertainment and marketing and sales expense, were comparable to the prior year as higher operating costs for new properties and increased fixed costs at Walt Disney World driven by increases in employee benefits costs, offset the impact of cost savings at both Walt Disney World and Disneyland.

Studio Entertainment

     Revenues increased 3%, or $38 million, to $1.4 billion, driven by increases of $117 million in television distribution and $29 million in worldwide home video, partially offset by decreases of $112 million in domestic theatrical motion picture distribution. Increases in television distribution reflected the stronger domestic performance of live-action titles and higher syndication revenues in the current quarter. In worldwide home video, the increase in domestic home video was driven by the strong performance of Snow Dogs, The Others and Serendipity, partially offset by decreases in international home video, reflecting the prior-year success of Lady and the Tramp II: Scamp's Adventure, Little Mermaid II: Return to the Sea and The Tigger Movie. In domestic theatrical motion picture distribution, The Rookie and the late-quarter timing of the release of Lilo & Stitch faced difficult comparisons to prior-year quarter titles, which included Pearl Harbor and Spy Kids.

     Segment operating income decreased 66%, or $43 million, to $22 million, driven by declines in domestic theatrical motion picture distribution and revenue declines in international home video, partially offset by revenue increases in domestic television distribution. Costs and expenses, which consist primarily of production cost amortization, distribution and selling expenses, product costs and participation costs, increased 6%, or $81 million. Cost increases in domestic home video reflected higher marketing and distribution costs for Snow Dogs, Pearl Harbor, The Many Adventures of Winnie the Pooh and The Others. In domestic theatrical motion picture distribution, cost decreases reflected lower distribution expense driven by Pearl Harbor, which was released in the prior-year quarter, partially offset by higher write-offs in the current quarter.

Consumer Products

     On a pro forma basis, revenues decreased 13%, or $67 million, to $457 million, reflecting decreases of $26 million at the Disney Store, $25 million at Disney Interactive and $24 million in merchandise licensing. The decrease at the Disney Store was due to the sale of its Disney Store Japan business during the quarter as well as the impact of store closures domestically. These decreases were partially offset by positive comparative store sales at continuing stores in North America. Decreased revenues at Disney Interactive reflected weaker performing personal computer CD-ROM and video game titles. The declines in merchandise licensing were driven by soft performance in North America, Europe and Latin America.

     On a pro forma basis, segment operating income decreased 16%, or $10 million, to $51 million, reflecting revenue declines at merchandise licensing and Disney Interactive, partially offset by increases at the Disney Store and the Disney Catalog. Costs and expenses, which consist primarily of labor, product costs, including product development costs, distribution and selling expenses and leasehold expenses, decreased 12% or $57 million. The decrease was driven by lower costs at the Disney Store primarily due to the sale of the Disney Stores in Japan and the closure of certain Disney Store locations domestically. The decline also reflected cost reductions at the Disney Catalog and lower sales volumes at Disney Interactive, partially offset by increases due to higher sales volume at the continuing Disney Stores.

     As-reported revenues and segment operating income decreased 12% to $457 million and $51 million, respectively. As-reported amounts exclude ABC Family operations in the prior-year period.

                             THE WALT DISNEY COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(continued)


Business Segment Results - Nine Months

                                           Nine Months Ended June 30,
                                  ----------------------------------------------
   (unaudited, in millions)           As Reported          Pro Forma
                                  -----------------   -----------------
   Revenues:                        2002      2001      2002      2001  % Change
                                  -------   -------   -------   ------- --------
      Media Networks              $ 7,298   $ 7,394   $ 7,328   $ 7,866    (7)%
      Parks and Resorts             4,805     5,320     4,805     5,320   (10)%
      Studio Entertainment          4,693     4,694     4,693     4,694     -
      Consumer Products             1,871     1,978     1,872     2,003    (7)%
                                  -------   -------   -------   -------
                                  $18,667   $19,386   $18,698   $19,883    (6)%
                                  =======   =======   =======   =======
   Segment operating income:
      Media Networks              $   839   $ 1,410   $   843   $ 1,577   (47)%
      Parks and Resorts               934     1,273       934     1,273   (27)%
      Studio Entertainment            198       381       198       381   (48)%
      Consumer Products               312       314       312       330    (5)%
                                  -------   -------   -------   -------
                                  $ 2,283   $ 3,378   $ 2,287   $ 3,561   (36)%
                                  =======   =======   =======   =======

     The Company evaluates the performance of its operating segments based on segment operating income. The following table reconciles segment operating income to income before income taxes and minority interests.

                                          Nine Months Ended June 30,
                                ------------------------------------------------
                                  As Reported          Pro Forma
                                -----------------   -----------------
   (unaudited, in millions)      2002      2001      2002      2001     % Change
                                -------   -------   -------   -------   --------
   Segment operating income     $ 2,283   $ 3,378   $ 2,287   $ 3,561     (36)%
   Corporate and unallocated
     shared expenses               (277)     (284)     (277)     (284)      2 %
   Amortization of intangible
     assets                         (14)     (622)      (14)      (18)     22 %
   Gain on sale of businesses        34        22        34        22      55 %
   Net interest expense and other  (288)     (287)     (300)     (450)     33 %
   Equity in the income of
     investees                      163       234       163       241     (32)%
   Restructuring and impairment
     charges                          -    (1,328)        -      (466)     n/m
                                -------   -------   -------   -------
   Income before income taxes,
     minority interests and the
     cumulative effect of
     accounting changes         $ 1,901   $ 1,113   $ 1,893  $  2,606     (27)%
                                =======   =======   =======   =======

     Segment EBITDA is as follows:

                                          Nine Months Ended June 30,
                                ------------------------------------------------
                                   As Reported          Pro Forma
                                -----------------   -----------------
   (unaudited, in millions)       2002      2001      2002      2001    % Change
                                -------   -------   -------   -------   --------
   Media Networks               $   976   $ 1,542   $   981   $ 1,715     (43)%
   Parks and Resorts              1,418     1,726     1,418     1,726     (18)%
   Studio Entertainment             232       416       232       416     (44)%
   Consumer Products                356       383       356       399     (11)%
                                -------   -------   -------   -------
                                $ 2,982   $ 4,067   $ 2,987   $ 4,256     (30)%
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

Media Networks

     The following table provides supplemental revenue and operating income detail for the Media Networks segment:

   (unaudited, in millions)                                 Pro Forma
                                               ---------------------------------
   Nine Months Ended June 30,                      2002        2001     % Change
                                               ----------   ---------  ---------
   Revenues:
      Broadcasting                             $   3,913    $   4,747     (18)%
      Cable Networks                               3,415        3,119        9%
                                               ----------   ---------
                                               $   7,328    $   7,866      (7)%
                                               ==========   =========
   Segment operating (loss) income:
      Broadcasting                             $     (13)   $     696      n/m
      Cable Networks                                 856          881      (3)%
                                               ----------   ---------
                                               $     843    $   1,577     (47)%
                                               ==========   =========

     On a pro forma basis, revenues decreased 7%, or $538 million, to $7.3 billion, reflecting a decrease of 18%, or $834 million, at Broadcasting, partially offset by an increase of 9%, or $296 million, at the Cable Networks. The decrease at Broadcasting was driven by declines at the ABC television network and the Company's owned television stations due to lower ratings and lower advertising rates. Additionally, the prior year included revenues from a non-recurring sale of a film library at ABC Family. Increases at the Cable Networks were driven by higher affiliate revenues reflecting higher rates at ESPN and subscriber growth at both ESPN and Disney Channel, partially offset by lower advertising revenues due to the soft advertising market and lower affiliate revenues due to the financial condition of Adelphia and Kirch.

     On a pro forma basis, segment operating income decreased 47%, or $734 million, to $843 million, driven by decreases of $709 million at Broadcasting, primarily due to decreased revenues. Cable operating income decreased 3%, or $25 million, to $856 million as revenue gains were offset by cost increases. Costs and expenses increased 3%, or $196 million, driven by higher sports programming costs at ESPN, principally for NFL broadcasts, partially offset by proceeds from an insurance settlement.

     As-reported revenues decreased 1%, or $96 million, to $7.3 billion and segment operating income decreased 40% to $839 million. As-reported amounts include a partial period of ABC Family operations in the current period and losses associated with the GO.com portal (which was closed on January 29, 2001) in the prior-year period.

                             THE WALT DISNEY COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(continued)

     The Company has investments in cable operations that are accounted for as unconsolidated equity investments. The table below presents operating income from cable television activities, which comprise the Cable Networks and the Company's cable equity investments:

     (unaudited, in millions)                               Pro Forma
                                               ---------------------------------
     Nine Months Ended June 30,                  2002         2001     % Change
                                               ----------   ---------  ---------
     Operating income:
        Cable Networks                         $      856   $     881      (3)%
        Equity investments:
           A&E Television, Lifetime
             Television and
             E! Entertainment Television              462         563     (18)%
           Other                                      116         176     (34)%
                                               ----------   ---------
     Operating income from cable
       television activities                        1,434       1,620     (11)%

     Partner share of operating income               (489)       (588)      17%
                                               ----------   ---------
     Disney share of operating income          $      945   $   1,032      (8)%
                                               ==========   =========

     Note: Operating income from cable television activities presented in this table represents 100% of both the Company's owned cable businesses and its cable equity investees. The Disney share of operating income represents the Company's interest in cable television operating income. Cable Networks are reported in "Segment operating income" in the Condensed Consolidated Statements of Income. Equity investments are accounted for under the equity method, and the Company's proportionate share of the net income of its cable equity investments is reported in "Equity in the income of investees" in the Condensed Consolidated Statement of Income.

     The Company's share of cable television operating income decreased 8%, or $87 million, to $945 million. The decrease was driven by lower revenues due to the weak advertising market at both ESPN and the cable equity affiliates, higher sports programming costs at ESPN and higher advertising expense at the cable equity affiliates, partially offset by higher affiliate revenues at the Cable Networks. Additionally, the current period reflects the write-down of an investment in a Latin American cable operator.

Parks and Resorts

     Revenues decreased 10%, or $515 million, to $4.8 billion, driven primarily by decreases of $512 million at the Walt Disney World Resort and $15 million at the Disneyland Resort, partially offset by increased royalties of $43 million from the Tokyo Disney Resort. At the Walt Disney World Resort, decreased revenues reflected lower attendance, guest spending and hotel occupancy driven by decreases in international and domestic visitation resulting from the continued disruption in travel and tourism and softness in the economy, partially offset by the strength of local attendance due to local ticketing initiatives. Lower guest spending was driven by ticket and other promotional programs. At the Disneyland Resort, decreased revenues reflected lower guest spending driven by ticket and other promotional programs, partially offset by the increased attendance and occupied room nights driven by the opening of Disney's California Adventure, Downtown Disney District and the Grand Californian Hotel during the second quarter of the prior year, as well as the strength of local attendance due primarily to the success of the Annual Passport program and other ticketing initiatives. The increased royalties at Tokyo Disney Resort were due to the opening of the Tokyo DisneySea theme park and the Tokyo DisneySea Hotel MiraCosta in the fourth quarter of the prior year.

     Segment operating income decreased 27%, or $339 million, to $934 million, driven by revenue declines at the Walt Disney World Resort and Disneyland Resort, partially offset by decreased costs and expenses and increased royalties from the Tokyo Disney Resort. Costs and expenses decreased 4%, or $176 million, driven primarily by volume decreases and productivity and cost reduction initiatives across all segment businesses and the absence of pre-opening costs for Disney's California Adventure.

Studio Entertainment

     Revenues remained flat at $4.7 billion, driven by a decrease of $120 million in worldwide theatrical motion picture distribution, partially offset by an increase of $104 million in television distribution. In worldwide theatrical motion picture distribution, revenue decreases reflected the performances of current-period titles, including Disney/Pixar's Monsters Inc., Lilo & Stitch, Snow Dogs and The Rookie, which faced difficult comparisons to the strong performances of prior-year titles, which included Pearl Harbor, Unbreakable, 102 Dalmatians and The Emperor's New Groove. Increases in television distribution reflected stronger domestic performance of live-action titles and higher syndication revenues in the current-year period. Worldwide home video sales were comparable to the prior-year period.

     Segment operating income decreased 48%, or $183 million, to $198 million, driven by declines at worldwide theatrical motion picture distribution and cost increases at worldwide home video. Cost and expenses increased 4% or $182 million. Increased costs in worldwide home video reflected higher marketing and distribution costs for Pearl Harbor, Princess Diaries, Snow White and the Seven Dwarfs, Atlantis and Cinderella II: Dreams Come True, partially offset by lower participation costs reflecting Disney/Pixar's Toy Story 2 in the prior-year period and by lower production amortization costs. Higher costs in television distribution reflected higher production cost amortization and participation costs related to revenue increases for the television syndication of Home Improvement. In worldwide theatrical motion picture distribution, cost decreases were driven by lower production cost amortization, partially offset by increased participation costs attributable to Monsters, Inc. and higher write-offs in the current year.

Consumer Products

     On a pro forma basis, revenues decreased 7%, or $131 million, to $1.9 billion, reflecting declines of $73 million in merchandise licensing, $65 million at Disney Interactive and $18 million at the Disney Store, partially offset by increases of $17 million in publishing operations. The decline in merchandise licensing reflected lower guarantee payments in the current year and soft merchandise licensing performance both domestically and internationally. Lower revenues at Disney Interactive were due to weaker performing personal computer CD-ROM and video game titles. At the Disney Store, favorable comparative store sales in North America were more than offset by lower revenues in Japan due to the sale of the business to Oriental Land Co. Higher publishing revenues were driven by the successful releases during the current year, including Lucky Man: A Memoir by Michael J. Fox and Hope Through Heartsongs.

     On a pro forma basis, segment operating income decreased 5%, or $18 million, to $312 million, reflecting declines at merchandise licensing and Disney Interactive, partially offset by increases at the Disney Store and Disney Catalog. Costs and expenses decreased 7% or $113 million, primarily driven by lower costs at the Disney Store due to the sale of the Japan business, closures of Disney Store locations domestically and lower advertising costs. Decreased costs also reflected lower Disney Interactive and merchandise licensing sales volumes as well as cost reductions at the Disney Catalog. These decreases were partially offset by volume increases at the continuing Disney Stores and at publishing.

     As-reported revenues decreased 5% to $1.9 billion and segment operating income decreased $2 million to $312 million. As-reported amounts exclude ABC Family operations in the prior year and a partial period in the current year.

STOCK OPTION ACCOUNTING

     The Financial Accounting Standards Board (FASB) is currently reviewing the accounting standards for stock-based compensation and are considering if changes to the existing rules should be made. Under the current provisions of SFAS 123, the Company has elected to continue using the intrinsic-value method of accounting for stock-based awards granted to employees in accordance with Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees (APB 25). Accordingly, the Company has not recognized compensation expense for its stock-based awards to employees in its Condensed Consolidated Statements of Income. Companies electing to remain with the accounting in APB 25 must make pro forma disclosures, as if the fair value based method of accounting had been applied.

     The following table reflects pro forma net income (loss) and earnings
(loss) per share had the Company elected to record an expense for employee stock options pursuant to the provisions of SFAS 123:

                                      Three Months Ended      Nine Months Ended
                                           June 30,                June 30,
                                     --------------------   --------------------
   (in millions, except for per        2002       2001        2002       2001
     share data)                     ---------  ---------   ---------  ---------
   Net income (loss) attributed to
    Disney common stock:
      As reported                    $    364   $    392    $    1,061 $   (94)
      Pro forma after option expense      284        315           837    (302)
   Diluted earnings (loss) per share
    attributed to Disney common stock:
      As reported                        0.18       0.19          0.52   (0.04)
      Pro forma after option expense     0.14       0.15          0.41   (0.14)

     These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years. The pro forma amounts assume that the Company had been following the fair value approach since the beginning of fiscal 1996.

     Fully diluted shares outstanding and diluted earnings per share include the effect of in-the-money stock options calculated based on the average share price for the period. The dilution from employee options increases as the Company's share price increases, as shown below:

                                                     Percentage     Hypothetical
                         Total       Incremental     of Average       Q3 2002
            Disney    In-the-Money     Diluted         Shares        EPS Impact
        Share Price     Options       Shares (1)     Outstanding        (3)
       -------------  -------------  -------------  -------------  -------------
   -----------------------------------------------------------------------------
   $       22.79      96 million           -- (2)                $      0.00
   -----------------------------------------------------------------------------
           25.00      103 million      5 million       0.24%            0.00
           30.00      135 million     16 million       0.78%            0.00
           40.00      210 million     41 million       2.00%           (0.01)
           50.00      218 million     60 million       2.93%           (0.01)

(1) Represents the incremental impact on fully diluted shares outstanding assuming the average share prices indicated, using the treasury stock method. Under the treasury stock method, the tax effected proceeds that would be received from the exercise of all in-the-money options are assumed to be used to repurchase shares

(2) Fully diluted shares outstanding for the quarter ended June 30, 2002 total 2,046 million and include the dilutive impact of in-the-money options at the average share price for the period of $22.79. At the average share price of $22.79, the dilutive impact of in-the-money options was 5 million shares for the quarter

(3) Based upon Q3 2002 earnings of $364 or $0.18 per share

                             THE WALT DISNEY COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(continued)


FINANCIAL CONDITION

     For the nine months ended June 30, 2002, cash provided by operations decreased $607 million to $1.5 billion, reflecting lower pre-tax income before non-cash charges, partially offset by lower tax payments, decreased film and television production spending and a reduction in television broadcast rights, primarily due to higher amortization of NFL programming rights relative to payments at ESPN.

     During the nine months, the Company invested $740 million in parks, resorts and other properties. Investments in parks, resorts and other properties by segment are as follows:

                                                    Nine Months Ended
                                                         June 30
                                                   --------------------
         (in millions)                               2002       2001
                                                   --------    --------
         Media Networks                            $    98     $   133
         Parks and Resorts                             427       1,000
         Studio Entertainment                           39          50
         Consumer Products                              32          32
         Corporate and unallocated
           shared expenditures                         144          26
                                                   ---------   --------
                                                   $   740     $ 1,241
                                                   =========   ========


     Decreased Parks and Resorts capital expenditures reflected the completion of Disney's California Adventure, which opened in February 2001, and certain other resort properties in Florida. Higher corporate capital expenditures were due to investments in various company-wide systems initiatives which are intended to improve productivity and reduce costs.

     On October 24, 2001, the Company acquired ABC Family for $5.2 billion, funded with $2.9 billion of new long-term borrowings, plus the assumption of $2.3 billion of borrowings (of which $1.1 billion was subsequently repaid).

     During the nine months, the Company received proceeds totaling $601 million from the sale of investments, primarily the remaining shares of Knight-Ridder, Inc. that the Company received in connection with the disposition of certain publishing assets in fiscal 1997. Additionally, the Company received aggregate proceeds of $200 million from the sale of the Disney Store business in Japan and the sale of certain real estate properties in the U.K. and Florida.

     During the nine months, the Company increased its commercial paper borrowings by $865 million and issued debt with proceeds of $4.0 billion, consisting of $2.7 billion of global bonds, $355 million of retail callable bonds and medium-term notes and $989 million of foreign currency denominated notes. These borrowings have effective interest rates, including the impact of cross-currency and interest rate swaps, ranging from 1.9% to 7.0% and mature in fiscal 2005 through fiscal 2032. During the nine months, the Company repaid approximately $624 million of term debt, which either matured, was repurchased or was called during the quarter. Additionally, during the nine months the Company repaid approximately $1.1 billion of debt assumed in the acquisition of ABC Family.

     Commercial paper borrowings outstanding as of June 30, 2002 totaled $1.6 billion, with maturities of up to one year, supported by a $2.25 billion bank facility that expires in 2003 and a $2.25 billion bank facility that expires in 2005. Net commercial borrowings (total commercial paper less money market securities held by the Company) at June 30, 2002 totaled approximaely $300 million. These bank facilities allow for borrowings at LIBOR-based rates plus a spread, depending upon the Company's public debt rating. As of June 30, 2002, the Company had not borrowed any amounts under these bank facilities.

                                 THE WALT DISNEY COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(continued)

     The Company has a 39% interest in Euro Disney S.C.A., which operates the Disneyland Resort Paris. As of June 30, 2002, Euro Disney has drawn $51 million (53 million Euros) under a $163 million (168 million Euros) line of credit with the Company and it is expected that Euro Disney will draw additional amounts under the credit line during fiscal 2002. As of June 30, 2002, Euro Disney had, on a US GAAP basis, total assets of $3.1 billion (3.2 billion Euros) and total liabilities of $3.0 billion (3.1 billion Euros), including borrowings of $2.2 billion (2.2 billion Euros).

     The Company also paid $428 million in dividends during the first quarter of the current year.

     In January 2002, the ABC Television Network and ESPN reached a six-year agreement with the NBA to televise more than 100 regular and post-season games. At June 30, 2002, contractual commitments for sports programming rights totaled $11.7 billion, primarily for NFL, NBA, college football, MLB and NHL. Total contractual commitments other than leases, including commitments to purchase broadcast programming, totaled $15.3 billion, including approximately $800 million for available programming. Substantially all of this amount is payable over the next six years.

     We expect that the ABC Television Network, ESPN, ABC Family, The Disney Channels and the Company's television and radio stations will continue to enter into programming commitments to purchase the broadcast rights for various feature films, sports and other programming.

     Over the past year, significant changes have occurred in the commercial insurance market which are impacting the cost and availability of the Company's insurance coverage. The Company has successfully renewed all of our significant policies in this current fiscal year, though the premiums and deductibles have increased.

     During the third quarter, the Company established Buena Vista Insurance Company (BVIC), a wholly owned captive insurance company. BVIC provides insurance coverage to various of the Company's businesses for certain components of loss exposure.

     As disclosed in the Notes to the Condensed Consolidated Financial Statements (see Notes 12 and 14), the Company has exposure for certain legal and tax matters. Management believes that it is currently not possible to estimate the impact, if any, that the ultimate resolution of these matters will have on the Company's financial position or cash flows.

     We believe that the Company's financial condition is strong and that its cash, other liquid assets, operating cash flows, access to equity capital markets and borrowing capacity, taken together, provide adequate resources to fund ongoing operating requirements and future capital expenditures related to the expansion of existing businesses and development of new projects. However, the Company's operating cash flow and access to the capital markets can be impacted by macroeconomic factors outside of its control. In addition to macroeconomic factors, the Company's borrowing costs can be impacted by short- and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on certain credit measures such as interest coverage and leverage ratios. In August 2002, Standard and Poor's Ratings Service (Standard and Poor's) placed the Company's A- long-term corporate credit rating on credit watch with negative implications. Moody's Investor Services (Moody's) placed the A3 long-term credit rating on review for possible downgrade. At the same time, Standard and Poor's affirmed the Company's A2 short-term credit rating and Moody's affirmed the Company's P-2 short-term credit rating.

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

     Goodwill, Intangible Assets, Long-lived Assets and Investments

     Effective October 1, 2001, we adopted SFAS 142, as described more fully in
Note 6 of the Condensed Consolidated Financial Statements. SFAS 142 requires that goodwill and other intangible assets be tested for impairment within six months of the date of adoption and then on a periodic basis thereafter. During the first half of the current fiscal year, we completed our impairment testing and determined that there were no impairment losses related to goodwill and other intangible assets. In assessing the recoverability of goodwill and other intangible assets, projections regarding estimated future cash flows and other factors are made to determine the fair value of the respective assets. If these estimates or related projections change in the future, we may be required to record impairment charges for these assets.

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

Accounting Changes

     In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS
146). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and nullifies the guidance of EITF No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring), which recognized a liability for an exit cost at the date of an entity's commitment to an exit plan. SFAS 146 requires that the initial measurement of a liability be at fair value. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 with early adoption encouraged. The Company plans to adopt SFAS 146 effective October 1, 2002 and does not expect that the adoption will have a material impact on its consolidated results of operations and financial position.

     Effective October 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). As a result of adopting SFAS 142, a substantial amount of the Company's intangible assets are no longer amortized. Pursuant to SFAS 142, intangible assets must be periodically tested for impairment, and the new standard provides six months to complete the impairment review. During the second quarter of fiscal 2002, the Company completed its initial impairment review, which indicated that there was no impairment. See Note 6 to the Condensed Consolidated Financial Statements.

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

     Stephen Slesinger, Inc. v. The Walt Disney Company. In this lawsuit, filed on February 27, 1991 and pending in the Los Angeles County Superior Court, the plaintiff claims that a Company subsidiary defrauded it and breached a 1983 licensing agreement with respect to certain Winnie the Pooh properties, by failing to account for and pay royalties on revenues earned from the sale of Winnie the Pooh movies on videocassette and from the exploitation of Winnie the Pooh merchandising rights. The plaintiff seeks damages for the licensee's alleged breaches as well as confirmation of the plaintiff's interpretation of the licensing agreement with respect to future activities. The plaintiff also seeks the right to terminate the agreement on the basis of the alleged past breaches. The Company disputes that the plaintiff is entitled to any damages or other relief of any kind, including termination of the licensing agreement. The claim is currently scheduled for trial in March 2003. If each of the plaintiff's claims were to be confirmed in a final judgment, damages could total as much as several hundred million dollars and adversely impact the value to the Company of any future exploitation of the licensed rights. However, given the number of outstanding issues and the uncertainty of their ultimate disposition, management is unable to predict the magnitude of any potential determination of the plaintiff's claims.

     During the period covered by this report, there were no material developments in the other proceedings previously reported in the Company's annual report on Form 10-K for fiscal year 2001, In re The Walt Disney Company Derivative Litigation and All Pro Sports Camps, Inc. et al. v. Walt Disney Company et al.

     Management believes that it is not currently possible to estimate the impact, if any, that the ultimate resolution of these three matters will have on the Company's results of operations, financial position or cash flows.

                               PART II. OTHER INFORMATION


ITEM 6. Exhibits and Reports on Form 8-K


(a)  Exhibits

99(a)Certification by Michael D. Eisner, Chairman of the Board and Chief
     Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99(b)Certification by Thomas O. Staggs, Senior Executive Vice President and
     Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b)  Reports on Form 8-K

     The following current report on Form 8-K was filed by the Company during the Company's third fiscal quarter:

(1) Current report on Form 8-K, dated June 17, 2002, as amended by current report on Form 8-K/A dated June 28, 2002, setting forth the impact of adopting Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets (SFAS 142) for the fiscal years ended September 30, 1999, 2000 and 2001.

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