Form 10-K
period 2002-09-30
WALT DISNEY CO/
filed 2002-12-04
CIK 1001039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2002	Commission File Number 1-11605

Incorporated in Delaware 500 South Buena Vista Street, Burbank, California 91521 (818) 560-1000	I.R.S. Employer Identification No. 95-4545390

Securities Registered Pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	on Which Registered

Common Stock, $.01 par value	New York Stock Exchange Pacific Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act: None.

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.       Yes ✓       No

      Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]
      As of November 26, 2002, the aggregate market value of common stock held by non-affiliates (based on the closing price on such date as reported on the New York Stock Exchange-Composite Transactions) was $38.8 billion. All executive officers and directors of the registrant and all persons filing a Schedule 13D with the Securities and Exchange Commission in respect to registrant’s common stock have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.
      There were 2,042,158,130 shares of common stock outstanding as of November 26, 2002.

Documents Incorporated by Reference

      Certain information required for Part III of this report is incorporated herein by reference to the proxy statement for the 2003 annual meeting of the Company’s shareholders.

[This Page Intentionally Left Blank]

THE WALT DISNEY COMPANY AND SUBSIDIARIES

PART I

ITEM 1.	Business

      The Walt Disney Company, together with its subsidiaries, is a diversified worldwide entertainment company with operations in four business segments: Media Networks, Parks and Resorts, Studio Entertainment and Consumer Products. For convenience, the terms “Company” and “we” are used to refer collectively to the parent company and the subsidiaries through which our various businesses are actually conducted.

      Information on revenues, operating income, identifiable assets and supplemental revenue of the Company’s business segments appears in Note 1 to the Consolidated Financial Statements included in Item 8 hereof. The Company employed approximately 112,000 people as of September 30, 2002.

MEDIA NETWORKS

Domestic Broadcast Television and Radio Networks

      The Company operates the ABC Television Network, which as of September 30, 2002 had 226 primary affiliated stations operating under long-term agreements reaching 99% of all U.S. television households. The ABC Television Network broadcasts programs in “dayparts” as follows: Monday through Friday Early Morning, Daytime and Late Night, Monday through Sunday Prime Time, News, Children and Sports.

      We also operate the ABC Radio Networks, which provide programming to more than 4,600 affiliated radio stations reaching approximately 133 million domestic listeners weekly. The ABC Radio Networks produce and distribute to affiliates a variety of programs and formats, including ABC News Radio and other news network programming, syndicated talk and music programs, ABC Sports programming and 24-hour music formats. In addition, the ABC Radio Networks produce Radio Disney, a 24-hour music and talk format intended to appeal to children and their parents. Radio Disney is carried on 51 stations, including 32 that are owned by the Company, that cover more than 57 percent of the U.S. market. ABC Radio Networks also produce the ESPN Radio format, which is carried on more than 700 stations, including 215 full-time (four of which are owned by the Company), making it the largest radio sports network in the United States.

      Generally, the television and radio networks pay the cost of producing their own programs or acquiring broadcast rights from other producers for network programming, and pay varying amounts of compensation to affiliated stations for broadcasting the programs and commercial announcements included therein. Network operations derive substantially all of their revenues from the sale to advertisers of time in network programs for commercial announcements. The ability to sell time for commercial announcements and the rates received are primarily dependent on the size and nature of the audience that the network can deliver to the advertiser as well as overall advertiser demand for time on network broadcasts.

Domestic Broadcast Television and Radio Stations

      We own nine very high frequency (VHF) television stations, five of which are located in the top ten markets in the United States; one ultra high frequency (UHF) television station; 44 standard AM radio stations; and 18 FM radio stations. Our television stations, all of which are affiliated with the ABC Television Network, reach 24% of the nation’s television households, calculated using the multiple ownership rules of the Federal Communications Commission (FCC).

      Of the Company’s 40 radio stations located in the top 20 U.S. advertising markets, 24 carry predominantly locally originated music and talk programming, 13 carry the Radio Disney format and three carry the ESPN Radio format. Almost all of the Company’s radio stations in the non-top-20 markets carry the Radio Disney format. Our radio stations reach 16 million people weekly in the top 20 United States advertising markets.

      Markets, frequencies and other station details are set forth in the following tables:

Television Stations

		Expiration	Television
		date of FCC	Market
Station and Market	Channel	authorization	Ranking(1)

WABC-TV (New York, NY)	7	Jun. 1, 2007	1
KABC-TV (Los Angeles, CA)	7	Dec. 1, 2006	2
WLS-TV (Chicago, IL)	7	Dec. 1, 2005	3
WPVI-TV (Philadelphia, PA)	6	Aug. 1, 2007	4
KGO-TV (San Francisco, CA)	7	Dec. 1, 2006	5
KTRK-TV (Houston, TX)	13	Aug. 1, 2006	11
WTVD-TV (Raleigh-Durham, NC)	11	Dec. 1, 2004	29
KFSN-TV (Fresno, CA)	30	Dec. 1, 2006	55
WJRT-TV (Flint, MI)	12	Oct. 1, 2005	64
WTVG-TV (Toledo, OH)	13	Oct. 1, 2005	68

Radio Stations

	Frequency	Expiration	Radio
	AM-Kilohertz	date of FCC	Market
Station and Market	FM-Megahertz	authorization	Ranking(2)

WABC (New York, NY)	770 K	Jun. 1, 2006	1
KABC (Los Angeles, CA)	790 K	Dec. 1, 2005	2
KSPN (Los Angeles, CA)	1110K	Dec. 1, 2005	2
KDIS (Los Angeles, CA)	710 K	Dec. 1, 2005	2
WLS (Chicago, IL)	890 K	Dec. 1, 2004	3
WMVP (Chicago, IL)	1000 K	Dec. 1, 2004	3
WRDZ (Chicago, IL)	1300 K	Dec. 1, 2004	3
KGO (San Francisco, CA)	810 K	Dec. 1, 2005	4
KSFO (San Francisco, CA)	560 K	Dec. 1, 2005	4
KMKY (San Francisco, CA)	1310 K	Dec. 1, 2005	4
WBAP (Dallas-Fort Worth, TX)	820 K	Aug. 1, 2005	5
KMKI (Dallas-Fort Worth, TX)	620 K	Aug. 1, 2005	5
WWJZ (Philadelphia, PA)	640 K	Jun. 1, 2006	6
WMAL (Washington, D.C.)	630 K	Oct. 1, 2003	7
WMKI (Boston, MA)	1260 K	Apr. 1, 2006	8
KMIC (Houston, TX)	1590 K	Aug. 1, 2005	9
WJR (Detroit, MI)	760 K	Oct. 1, 2004	10
WDWD (Atlanta, GA)	590 K	Apr. 1, 2004	11
WMYM (Miami, FL)	990 K	Feb. 1, 2004	12
KKDZ (Seattle, WA)	1250 K	Feb. 1, 2006	14
KMIK (Phoenix, AZ)	1580 K	Oct 1, 2005	15
KDIZ (Minneapolis, MN)	1440 K	Apr. 1, 2005	16
WSDZ (St. Louis, MO)	1260 K	Dec. 1, 2004	19
WWMI (Tampa, FL)	1380 K	Feb. 1, 2004	21
KADZ (Denver, CO)	1550 K	Apr. 1, 2005	22
KDDZ (Denver, CO)	1690 K	Apr. 1, 2005	22
WEAE (Pittsburgh, PA)	1250 K	Aug. 1, 2006	23
WWMK (Cleveland, OH)	1260 K	Oct. 1, 2004	25
KIID (Sacramento, CA)	1470 K	Dec. 1, 2005	27
KPHN (Kansas City, MO)	1190 K	Feb. 1, 2005	29
WDDZ (Providence, RI)	1450 K	Apr. 1, 2006	35
WGFY (Charlotte, NC)	1480 K	Oct. 1, 2003	37

	Frequency	Expiration	Radio
	AM-Kilohertz	date of FCC	Market
Station and Market	FM-Megahertz	authorization	Ranking(2)

WHKT (Norfolk, VA)	1650K	Oct. 1, 2003	38
WPMH (Norfolk, VA)	1010K	Oct. 1, 2003	38
WDYZ (Orlando, FL)	990 K	Feb. 1, 2004	39
WMNE (W. Palm Beach, FL)	1600 K	Feb. 1, 2004	47
WDZK (Hartford, CT)	1550 K	Apr. 1, 2006	49
WBWL (Jacksonville, FL)	600 K	Feb. 1, 2004	52
WDRD (Louisville, KY)	680 K	Aug. 1, 2004	55
WDZY (Richmond, VA)	1290 K	Apr. 1, 2006	56
WDDY (Albany, NY)	1460 K	June 1, 2006	61
WFRO (Fremont, OH)	900 K	Oct. 1, 2004	82
KQAM (Wichita, KS)	1480 K	June 1, 2004	93
WFDF (Flint, MI)	910 K	Oct. 1, 2004	124
WPLJ (FM) (New York, NY)	95.5 M	Jun. 1, 2006	1
KLOS (FM) (Los Angeles, CA)	95.5 M	Dec. 1, 2005	2
WZZN (FM) (Chicago, IL)	94.7 M	Dec. 1, 2004	3
KMEO (FM) (Dallas-Fort Worth, TX)	96.7 M	Aug. 1, 2005	5
KSCS (FM) (Dallas-Fort Worth, TX)	96.3 M	Aug. 1, 2005	5
KESN (FM) (Dallas-Fort Worth, TX)	103.3 M	Aug. 1, 2005	5
WRQX (FM) (Washington, D.C.)	107.3 M	Oct. 1, 2003	7
WJZW (FM) (Washington, D.C.)	105.9 M	Oct. 1, 2003	7
WDVD(FM) (Detroit, MI)	96.3 M	Oct. 1, 2004	10
WDRQ (FM) (Detroit, MI)	93.1 M	Oct. 1, 2004	10
WKHX (FM) (Atlanta, GA)	101.5 M	Apr. 1, 2004	11
WYAY (FM) (Atlanta, GA)	106.7 M	Apr. 1, 2004	11
KQRS (FM) (Minneapolis-St.Paul, MN)	92.5 M	Apr. 1, 2005	16
KXXR (FM) (Minneapolis-St.Paul, MN)	93.7 M	Apr. 1, 2005	16
WGVX (FM) (Minneapolis-St.Paul, MN)	105.1 M	Apr. 1, 2005	16
WGVY (FM) (Minneapolis-St.Paul, MN)	105.3 M	Apr. 1, 2005	16
WGVZ (FM) (Minneapolis-St.Paul, MN)	105.7 M	Apr. 1, 2005	16
WQUA (FM) (Mobile, AL)	102.1 M	Apr. 1, 2004	92

(1)	Based on Nielsen Media Research, U.S. Television Household Estimates, January 1, 2002

(2)	Based on 2002 Arbitron Radio Market Rank

Cable/ Satellite Networks and International Broadcast Operations

      Our cable/satellite and international broadcast operations are principally involved in the distribution of television programming, the licensing and financing of programming to domestic and international markets and investing in foreign television broadcasting, production and distribution entities. The Company owns Disney Channel, Toon Disney, SOAPnet, ABC Family, which includes 76% of Fox Kids Europe, 80% of ESPN, Inc., 37.5% of the A&E Television Networks, 50% of Lifetime Entertainment Services and 39.6% of E! Entertainment Television, and has various other international investments.

      Disney Channel, which has approximately 80 million domestic subscribers, is a cable and satellite television service. New shows developed for initial exhibition on Disney Channel include comedy, adventure, animated and educational series, as well as original movies and documentaries. The balance of the programming consists of products acquired from third parties and products from our owned theatrical film and television programming library.

      Disney Channel also reaches more than 18 million subscribers outside of the United States of America via its international operations. Programming consists primarily of the Company’s theatrical film and television programming library, as well as products acquired from third parties and locally produced programming. The Disney Channels in Taiwan and the U.K. premiered in 1995, followed by the launch of the Disney Channels in Australia and Malaysia in 1996, France and the Middle East in 1997, Spain and Italy in 1998 and Germany in 1999. In 2000, regional Disney Channels were launched for both Latin America and Asia, with feed extensions in Asia now covering Malaysia, Brunei, the Philippines, Singapore and recently Indonesia and South Korea. Channels in Brazil and Portugal were launched in 2001 and Disney Channel launches in Scandinavia and Japan are planned for 2003. We continue to explore the development of the Disney Channel in other countries around the world.

      Toon Disney is intended to appeal to children and features an array of family-friendly, predominantly animated programming from third parties and the Disney library. Toon Disney reaches more than 34 million homes. It began carrying national advertising in 2000.

      SOAPnet was launched in January 2000 and reaches more than 25 million homes. SOAPnet offers a wide variety of soap opera and related programming 24 hours a day, seven days a week. SOAPnet’s primetime schedule features same-day repeat telecasts of the top-rated ABC Daytime series All My Children, General Hospital, One Life to Live and Port Charles. The service also airs the popular classic Ryan’s Hope and serial dramas such as Knots Landing, Falcon Crest, Hotel and The Colbys, as well as an original soap news series, SoapCenter, and the daily soap talk show, Soap Talk. SOAPnet began carrying national advertising in 2001.

      On October 24, 2001, the Company acquired Fox Family Worldwide, Inc. which was renamed ABC Family Worldwide, Inc. ABC Family operates the ABC Family Channel, a television programming service that currently reaches approximately 85 million cable and satellite television subscribers throughout the United States; Fox Kids Europe, which reaches more than 31 million subscribers across Europe and Fox Kids Channel in Latin America, which reaches more than 13 million subscribers. The Company has a 76% interest in Fox Kids Europe.

      ESPN, Inc. operates six domestic television sports networks: ESPN, reaching over 87 million households; ESPN2, approaching 85 million homes; ESPN Classic, at 47 million homes; ESPNEWS, reaching 38 million households; ESPN Now, with news and scheduling information; and ESPN Today, an interactive television sports channel. ESPN, Inc. owns, has equity interests in, or has distribution agreements with 25 international networks, reaching more than 119 million households outside the United States in more than 140 countries and territories. ESPN, Inc., owns 100% of ESPN do Brazil and ESPN Sur in Argentina, a 50% equity interest in the ESPN STAR Sports joint venture, which delivers sports programming throughout most of Asia, and a 29.92% equity interest in NetStar, which owns The Sports Network, Le Réseau des Sports, ESPN Classic Canada, Discovery Canada and WTSN, among other media properties in Canada. ESPN, Inc. also holds a 70% interest in ESPN Classic Europe, which launched its service in France and Italy during 2002 and holds a 19.99% interest in Sports-i ESPN in Japan. ESPN also has several other brand extensions, including ESPN.com, the leading Internet sports content provider; ESPN Regional Television; ESPN Radio, distributed through the ABC Radio Networks; ESPN The Magazine; SportsTicker, the leading supplier of real-time sports news and scores; B.A.S.S., the largest bass fishing organization in the world; and the ESPN Zone, sports-themed dining and entertainment facilities managed by Disney Regional Entertainment, included in the Parks and Resorts segment.

      Lifetime Entertainment Services owns Lifetime Television, which reaches nearly 86 million subscribers and is devoted to women’s lifestyle programming. During 1998, Lifetime launched the Lifetime Entertainment Services, a 24-hour digital channel that is in over 27 million homes. Lifetime Television’s sister channel Lifetime Real Women is expected to be available in 5 million homes by December 31, 2002.

      The A&E Television Networks are television programming services devoted to cultural and entertainment programming. A&E reaches more than 86 million subscribers. The History Channel, which is owned by A&E, reaches approximately 82 million subscribers. The networks also include History International, a network that provides viewers with a window into non-U.S. perspectives, and The Biography Channel, launched in 1998, which is dedicated to exploration of the lives of exceptional people.

      E! Entertainment Television is a television programming service that reaches over 79 million cable subscribers and is devoted to the world of entertainment. E! Entertainment Television also launched a new channel, Style., in 1998, a 24-hour television service devoted to style, beauty and home design, which reaches approximately 24 million subscribers with commitments to reach more than 40 million subscribers by 2004.

      The Company’s share of the financial results of the cable/ satellite and international broadcast services, other than Disney Channel, ESPN, Inc., Toon Disney, SOAPnet and ABC Family Channel, is reported under the heading “Equity in the income of investees” in the Company’s Consolidated Statements of Income.

Television Production and Distribution

      We also develop, produce and distribute television programming to global broadcasters and cable and satellite operators, including the major television networks, Disney Channel and other cable and satellite networks, under the Buena Vista Television, Buena Vista Production, Touchstone Television and Walt Disney Television labels. Program development is carried out in collaboration with a number of independent writers, producers and creative teams, with a focus on the development, production and distribution of half-hour comedies and one-hour dramas for network prime-time broadcast. The one-hour drama Alias and the half-hour comedies My Wife and Kids, According to Jim and Scrubs (for NBC) were all renewed for the 2002/2003 television season. New prime-time series that premiered in the fall of 2002 included half-hour comedies 8 Simple Rules for Dating my Teenage Daughter, Less than Perfect and Life with Bonnie and the one-hour drama MDs. Planned midseason shows include half-hour comedies Lost At Home and Regular Joe, one-hour dramas Veritas and Miracles, and the late-night series The Jimmy Kimmel Show expected to premiere in January 2003. For the ABC Family Channel, the Company produces two successful children’s programs: Power Rangers Wild Force, the latest version of the popular Power Rangers franchise, and Digimon.

      The Company is also producing original television movies for The Wonderful World of Disney, which ABC airs on Sunday evenings, as well as for the ABC Family Channel.

      We also produce a variety of prime-time specials for exhibition on network television, as well as live-action syndicated programming, which includes Live! with Regis and Kelly and The Wayne Brady Show, daily talk shows, Ebert & Roeper, a weekly motion picture review program, and game shows such as Who Wants to Be a Millionaire.

      We also license and syndicate our television properties in foreign television markets.

Internet

      The Internet operations of the Media Networks groups develop, publish and distribute content for online services intended to appeal to broad consumer interest in sports, news, family and entertainment. Internet Web sites and products include ABC.com, ABCNEWS.com, Enhanced TV, ESPN.com, Disney.com, FamilyFun.com and Movies.com. The Company’s Internet operations derive revenue from a combination of advertising and sponsorships, subscription services and e-commerce.

      Disney.com offers family entertainment content and services relating to many of the Company’s businesses, such as Walt Disney Pictures and Radio Disney. Disney Mobile distributes Disney content to wireless devices and mobile phones. During fiscal 2002, Disney Mobile distribution was expanded to include 15 markets globally.

      FamilyFun.com is an online parenting resource, combining editorial content with interactive elements such as chats and bulletin boards focused on practical advice and ideas for fun family activities.

      ESPN.com delivers comprehensive sports news and information to millions of fans each month. ESPN.com averages more than 11 million unique users a month.

      ABC.com, launched in January 2000, is the official Web site of the ABC Television Network, while ABCNEWS.com draws on the knowledge and expertise of ABC News correspondents throughout the world. In 2002, ABCNEWS.com launched new subscription broadband services that provide on-demand access to leading ABC News shows, such as World News Tonight with Peter Jennings and Nightline, among other content.

      Enhanced TV provides interactive television programming and advertising services during ABC and ESPN telecasts, such as Monday Night Football and Sunday Night Football, respectively.

      Movies.com was launched in May 2000 as a Web site for movie lovers, providing dedicated pages that include plot overviews, projected release dates, detailed cast and credits, production rumors, news updates and links to related official fan sites for major film productions.

Competition

      The ABC Television Network, Disney Channel, ESPN, ABC Family Channel and our other broadcast and cable/ satellite services compete for viewers primarily with other television networks, independent television stations and other video media such as cable and satellite television programming services, videocassettes and DVDs. In the sale of advertising time, the broadcasting operations compete with other television networks, independent television stations, suppliers of cable/ satellite services and other advertising media such as newspapers, magazines, billboards and the Internet. The ABC Radio Networks likewise compete with other radio networks and radio programming services, independent radio stations and other advertising media.

      The Company’s television and radio stations are in competition with other television and radio stations, cable and satellite television programming services, videocassettes, DVDs and other advertising media such as newspapers, magazines, billboards and the Internet. Competition occurs primarily in individual market areas. A television station in one market does not compete directly with other stations in other market areas.

      The growth in the cable/ satellite industry’s share of viewers has resulted in increased competitive pressures for advertising revenues. In addition, sports and other programming costs have increased due to increased competition. The Company’s cable/ satellite networks also face competition for carriage by cable and satellite service operators and distributors.

      Internationally, ESPN’s services face significant competition from locally based competitors, which often have greater financial resources and occasionally competitive regulatory advantages.

      The Internet properties are in competition for users and advertising revenues with other sports, news, family and entertainment Internet web sites, as well as Internet web portals.

Federal Regulation

      Television and radio broadcasting are subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended. The Communications Act empowers the FCC, among other things, to issue, renew, revoke or modify broadcasting licenses, determine the location of stations, regulate the equipment used by stations, adopt regulations necessary to carry out the provisions of the Communications Act and impose penalties for violation of its regulations. FCC regulations also restrict the ownership of stations and cable/ satellite operations in certain circumstances, and regulate the practices of network broadcasters, cable and satellite operators and distributors and competing services.

      Federal laws and FCC regulations are subject to change, and we generally cannot predict whether new legislation or regulations, or a change in the extent of application or enforcement of current laws and regulations, would have an adverse impact on the Company’s operations.

PARKS AND RESORTS

      The Company operates the Walt Disney World Resort and Disney Cruise Line in Florida, the Disneyland Resort in California, ESPN Zone facilities in several states and Anaheim Sports in California. The Company also licenses the operations of the Tokyo Disneyland Resort in Japan, and licenses and manages the Disneyland Resort Paris in France.

Walt Disney World Resort

      The Walt Disney World Resort is located 15 miles southwest of Orlando, Florida on approximately 30,500 acres of land owned by Company subsidiaries. The resort includes four theme parks (the Magic Kingdom, Epcot, Disney-MGM Studios and Disney’s Animal Kingdom); hotels; vacation ownership units; a retail, dining and entertainment complex; a sports complex; conference centers; campgrounds; golf courses; water parks and other recreational facilities designed to attract visitors for an extended stay.

      The entire Walt Disney World destination resort is marketed through a variety of national, international and local advertising and promotional activities. Several attractions in each of the theme parks are sponsored by other corporations through long-term participation agreements.

      Magic Kingdom – The Magic Kingdom, which opened in 1971, consists of Main Street, USA and six principal areas: Adventureland, Fantasyland, Frontierland, Liberty Square, Mickey’s Toontown Fair and Tomorrowland. These areas feature themed rides and attractions, restaurants, refreshment areas and merchandise shops.

      Epcot – Epcot, which opened in 1982, consists of two major themed areas: Future World and World Showcase. Future World dramatizes certain historical developments and addresses the challenges facing the world today through major pavilions devoted to high-tech products of the future (“Innoventions”), communication and technological exhibitions (“Spaceship Earth”), energy, transportation, imagination, life and health, the land and seas. World Showcase presents a community of nations focusing on the culture, traditions and accomplishments of people around the world. World Showcase includes as a central showpiece the American Adventure, which highlights the history of the American people. Other nations represented are Canada, China, France, Germany, Italy, Japan, Mexico, Morocco, Norway and the United Kingdom. Both areas feature themed rides and attractions, restaurants and merchandise shops.

      Disney-MGM Studios – The Disney-MGM Studios, which opened in 1989, consists of a theme park, an animation studio and a film and television production facility. The park centers around Hollywood as it was during the 1930’s and 1940’s and features Disney animators at work and a backstage tour of the film and television production facilities in addition to other attractions, themed food service and merchandise facilities. The production facility consists of three sound stages, merchandise shops and a back lot area and currently hosts both feature film and television productions. Disney-MGM Studios also features Fantasmic!, a night-time entertainment spectacular.

      Disney’s Animal Kingdom – Disney’s Animal Kingdom, which opened in 1998, consists of a 145-foot Tree of Life as the centerpiece surrounded by six themed areas: Dinoland U.S.A., Africa, Rafiki’s Planet Watch, Asia, Discovery Island and Camp Minnie – Mickey. Each themed area contains adventure attractions, entertainment shows, restaurants and merchandise shops. The park features more than 200 species of animals and 4,000 varieties of trees and plants on more than 500 acres of land.

      Resort Facilities – As of September 30, 2002, the Company owned and operated 12 resort hotels and a complex of villas and suites at the Walt Disney World Resort, with a total of approximately 19,200 rooms and 318,000 square feet of conference meeting space. In addition, Disney’s Fort Wilderness camping and recreational area offers approximately 800 campsites and 400 wilderness homes. Currently under development is Disney’s Pop Century Resort, which will include buildings themed to different decades, from the 1900’s to the 1990’s.

      The Disney Vacation Club offers ownership interests in several resort facilities, including 531 units at Disney’s Old Key West Resort, 383 units at Disney’s BoardWalk Resort, 136 units at Disney’s Wilderness Lodge and 208 units at Disney’s Beach Club, all of which are located at the Walt Disney World Resort, as well as a 175-unit resort in Vero Beach, Florida, and a 102-unit resort on Hilton Head Island, South Carolina. A 184-unit expansion adjacent to the Disney Institute at Walt Disney World is scheduled to open in 2004. Available units at each facility are intended to be sold under a vacation ownership plan and operated partially as rental property.

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

      Disney’s Wide World of Sports, which opened in 1997, is a sports complex on approximately 200 acres providing professional caliber training and competition, festival and tournament events and interactive sports activities. The complex’s venues accommodate more than 30 different sporting events, including baseball, tennis, basketball, softball, track and field, football and soccer. Its 9,000-seat stadium is the spring training site for Major League Baseball’s Atlanta Braves and home to the Orlando Rays Minor League Baseball team. The Amateur Athletic Union hosts more than 30 championship events per year at the facility.

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

      Under continued development is Celebration, an innovative town that combines architecture, education, health and technology in ways intended to promote a strong sense of community. Founded in 1994, Celebration is home to more than 6,000 residents, an Osceola County public school, a health facility, an 18-hole public golf course, park and recreation areas and a downtown area featuring a variety of shops, restaurants and the Celebration Hotel.

Disneyland Resort

      The Company owns 450 acres and has under long-term lease an additional 56 acres of land in Anaheim, California. The Disneyland Resort includes two theme parks (Disneyland and Disney’s California Adventure), three hotels and a retail, dining and entertainment district designed to attract visitors for an extended stay.

      The entire Disneyland Resort is marketed through international, national and local advertising and promotional activities as a destination resort. A number of the attractions and restaurants at each of the theme parks are sponsored by corporate participants.

      Disneyland – Disneyland, which opened in 1955, consists of Main Street and seven principal areas: Adventureland, Critter Country, Fantasyland, Frontierland, New Orleans Square, Tomorrowland and Toontown. These areas feature themed rides and attractions, restaurants, refreshment stands and merchandise shops.

      Disney’s California Adventure – Disney’s California Adventure which opened in 2001, celebrates and pays tribute to the history, features and activities of the state of California. The park is adjacent to Disneyland and includes four principal areas: Golden State, Hollywood Pictures Backlot, Paradise Pier and the newly opened “a bug’s land”. “A bug’s land” features five new attractions for children and families. These areas include rides, attractions, shows, restaurants, merchandise shops and refreshment stands.

      Resort Facilities – Disneyland Resort includes three Company-owned hotels: the 1,000-room Disneyland Hotel, 500-room Disney’s Paradise Pier Hotel and Disney’s Grand Californian Hotel, a deluxe 750-room hotel located adjacent to Disney’s California Adventure park.

      As part of the expansion of the Disneyland Resort, the Company also built Downtown Disney, a themed 310,000 square foot outdoor complex of entertainment, dining and shopping venues, located adjacent to Disneyland park and Disney’s California Adventure.

Tokyo Disney Resort

      The Company earns royalties on revenues generated by the Tokyo Disney Resort, which is owned and operated by Oriental Land Co., Ltd. (OLC), an unrelated Japanese corporation. The resort is located on approximately 494 acres of land, six miles east of downtown Tokyo, Japan. The resort includes two theme parks (Tokyo Disneyland and Tokyo DisneySea); two Disney-branded hotels; five independently operated hotels; several merchandise shops; and Ikspiari, a retail, dining and entertainment complex. OLC markets the Tokyo Disney Resort primarily through a variety of local, domestic and international advertising and promotional activities. Long-term corporate partners sponsor many of the theme park attractions.

      Tokyo Disneyland, which opened in 1983, was the first Disney theme park to open outside the United States. Tokyo Disneyland consists of Main Street and seven principal areas: Adventureland, Critter Country, Fantasyland, Tomorrowland, Toontown, Westernland and World Bazaar.

      Tokyo DisneySea adjacent to Tokyo Disneyland, opened in 2001. The park is divided into seven unique “ports of call,” including Mediterranean Harbor, American Waterfront, Port Discovery, Lost River Delta, Mermaid Lagoon, Mysterious Island and Arabian Coast. The recent Resort expansion also includes the addition of the 502-room Hotel MiraCosta, 504-room Disney Ambassador Hotel, the Disney Resort Line monorail and the Bon Voyage merchandise location.

Disneyland Resort Paris

      Disneyland Resort Paris is a 4,800 acre development located in Marne-la-Vallée, approximately 20 miles east of Paris, France. Euro Disney S.C.A. (Euro Disney) and its subsidiaries operate the Disneyland Resort Paris, which includes the Disneyland Park; the Walt Disney Studios Park; seven themed hotels with approximately 5,800 rooms; two convention centers; the Disney Village, a shopping, dining and entertainment center; and a 27-hole golf facility.

      Disneyland Park, which opened in 1992, consists of Main Street and four principal areas: Adventureland, Discoveryland, Fantasyland and Frontierland. These areas include themed rides, attractions, shows, restaurants, merchandise shops and refreshment stands.

      Walt Disney Studios Park opened in March 2002 adjacent to Disneyland Park. The new park takes guests into the worlds of cinema, animation and television and includes four principal themed areas: Front Lot, Animation Courtyard, Production Courtyard and Backlot. These areas each include themed rides, attractions, shows, restaurants, merchandise shops and refreshment stands.

      Development of the site also continues with the Val d’Europe project, a newly constructed city being built near Disneyland Resort Paris. The city of Val d’Europe includes a new town center, which consists of an international shopping center; a newly opened 150 room hotel; office, commercial and residential space; and a regional train station. These newly constructed businesses are operated by third parties on land leased or purchased from Euro Disney. In addition, agreements have been signed with third party developers to provide approximately 2,250 additional on-site hotel rooms and/or time share units over the next three years, 1,450 of which are scheduled to open in 2003.

      Of the 4,800 acres comprising the site, 2,100 acres have been developed to date. The project is being developed pursuant to a 1987 master agreement between French governmental authorities and Euro Disney, a publicly held French company in which the Company currently holds a 39% equity interest and which is managed by a subsidiary of the Company. The Company earns royalties on revenues generated by the Disneyland Resort Paris theme parks and receives management fees from Euro Disney, which are both reported as revenues in the Company’s Consolidated Statements of Income. The financial results of the Company’s investment in Euro Disney are reported under the heading “Equity in the income of investees” in the Company’s Consolidated Statements of Income.

Hong Kong Disneyland

      In 1999, the Company and the Government of the Hong Kong Special Administrative Region signed a master project agreement for the development and operation of Hong Kong Disneyland. Phase I of the development, which will be located on 309 acres of land on Lantau Island, includes the Hong Kong Disneyland theme park and one or more hotels. Subject to the Government’s completion of reclamation and infrastructure by specified target dates, Hong Kong Disneyland is currently targeted to open in 2005/2006. The master project agreement permits further phased buildout of the development under certain circumstances.

      Construction and operation of the project will be the responsibility of Hongkong International Theme Parks Limited, an entity in which the Hong Kong Government owns a 57% interest and a subsidiary of the Company owns the remaining 43%. A separate Hong Kong subsidiary of the Company is responsible for managing Hong Kong Disneyland. Based on the current exchange rate between the Hong Kong and U.S. dollars, the Company’s equity contribution obligation is limited to U.S. $315 million, payable over the next five years. As of September 30, 2002 the Company had contributed U.S. $26 million of this amount. Once Hong Kong Disneyland commences operations, Company subsidiaries will be entitled to receive management fees and royalties from project operations in addition to the Company’s equity interest.

Disney Cruise Line

      Disney Cruise Line, which is operated out of Port Canaveral, Florida, is a cruise vacation line that includes two 85,000-ton ships, the Disney Magic and its sister ship the Disney Wonder. Both ships cater to children, families and adults, with distinctly themed areas and activities for each group. Each ship features 877 staterooms, 73% of which are outside staterooms providing guests with ocean views. Each cruise vacation includes a visit to Disney’s Castaway Cay, a 1,000-acre private Bahamian island. The Company packages 3, 4 and 7 day cruise vacations with visits to the Walt Disney World Resort and also offers cruise-only options.

Disney Regional Entertainment

      Through the Disney Regional Entertainment group, the Company has built on the popularity of the ESPN brand with the ESPN Zone concept, which combines three interactive areas under one roof for a complete sports and entertainment experience: the Studio Grill, offering dining in an ESPN studio environment; the Screening Room, offering fans any game on the air in an exciting sports viewing environment; and the Sports Arena, challenging fans with a variety of interactive and competitive attractions. The Company currently operates eight ESPN Zone restaurants.

Walt Disney Imagineering

      Walt Disney Imagineering provides master planning, real estate development, attraction and show design, engineering support, production support, project management and other development services, including research and development for the Company’s operations.

Anaheim Sports, Inc.

      A Company subsidiary owns and operates a National Hockey League franchise, the Mighty Ducks of Anaheim. In addition, a Company subsidiary owns Anaheim Angels L.P., the holder of the 2002 World Champion Anaheim Angels Major League Baseball franchise. Anaheim Sports, Inc. provides management services to the Mighty Ducks and the Anaheim Angels.

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

      The Company’s theme parks and resorts compete with all other forms of entertainment, lodging, tourism and recreational activities. The profitability of the leisure-time industry is influenced by various factors that are not directly controllable, such as economic conditions including business cycle and exchange rate fluctuations, travel industry trends, amount of available leisure time, oil and transportation prices and weather patterns. As a result, the Company’s theme park and resort operations were adversely affected during fiscal 2002 by significant reductions in domestic and international travel.

STUDIO ENTERTAINMENT

      The Studio Entertainment segment produces live-action and animated motion pictures, television animation programs, musical recordings and live stage plays. The Company is an industry leader in producing and acquiring live-action and animated motion pictures for distribution to the theatrical, television and home video/ DVD markets, and produces original animated television programming for the domestic and international television markets. Films and characters are also often promoted through the release of audiocassettes and compact discs. The Company is also engaged directly in the home video and television distribution of its film and television library.

Theatrical Films

      Walt Disney Pictures and Television, a subsidiary of the Company, produces and acquires live-action motion pictures that are distributed primarily under the Walt Disney Pictures and Touchstone Pictures banners. Another subsidiary, Miramax Film Corp., acquires and produces motion pictures that are distributed under the Miramax and Dimension banners. The Company also produces and distributes animated motion pictures under the banner Walt Disney Pictures, and co-finances and distributes animated motion pictures developed in conjunction with Pixar, Inc.

      During fiscal 2003, we expect to distribute approximately 24 feature films under the Walt Disney Pictures and Touchstone Pictures banners and approximately 31 films under the Miramax and Dimension banners. These expected releases include several live-action family films and full-length animated films, including the large format cinema re-release of The Lion King, with the remainder targeted to teenagers, families and/or adults. In addition, the Company periodically reissues previously released animated films. As of September 30, 2002, under the Walt Disney Pictures, Touchstone Pictures, Hollywood Pictures, Miramax and Dimension banners, the Company had released 750 full-length live-action features (primarily color), 62 full-length animated color features, and approximately 532 cartoon shorts and 64 live action shorts.

      We distribute and market our filmed products principally through our own distribution and marketing companies in the United States and major foreign markets.

Home Entertainment

      We distribute home entertainment releases from each of our motion picture banners in the domestic market. In the international market, we distribute both directly and through foreign distribution companies. In addition, we develop, acquire and produce original programming for direct-to-video release. As of September 30, 2002, under the banners Walt Disney Pictures, Touchstone Pictures, Hollywood Pictures, Miramax and Dimension, 940 produced and acquired titles, including 760 live action titles and 180 cartoon shorts and animated features, were available to the domestic home entertainment marketplace and 1,641 produced and acquired titles, including 1,145 live action titles and 496 cartoon shorts and animated features, were available to the international home entertainment market.

Television Production and Distribution

      The Company develops, produces and distributes animated television programming to global broadcasters, including the major television networks, the Disney Channel and other cable broadcasters, under the Walt Disney Television and Buena Vista Television labels.

      The 2002/2003 Saturday morning television season returns under the new name ABC Kids on ABC. ABC Kids, formally Disney’s One Saturday Morning, is a line-up of animated series that includes Disney’s Recess and Disney’s Teamo Supremo. Disney’s Fillmore and Disney’s Kim Possible premiered in September 2002. Additionally, the Company produces first-run animated programming for UPN and for syndication. Series airing on UPN include Disney’s Recess, Disney’s The Legend of Tarzan and Disney/ Pixar’s Buzz Lightyear of Star Command.

      We also license our theatrical and television animation film library to the domestic television syndication market. Major packages of the Company’s feature films and animated television programming have been licensed for broadcast over several years.

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

Audio Products and Music Publishing

      Walt Disney Records produces and distributes compact discs, audiocassettes and records, consisting primarily of soundtracks for animated films and read-along products, directed at the children’s market in the United States and licenses the creation of similar products throughout the rest of the world. In addition, Walt Disney Records and Music Publishing commission new music for the Company’s motion pictures and television programs, and records the songs and licenses the song copyrights created for the Company to others for printed music, records, audiovisual devices and public performances.

      Domestic retail sales of compact discs, audiocassettes and records are the largest source of music-related revenues.

      Our Hollywood Records subsidiary develops, produces and markets recordings from new talent across the spectrum of popular music, as well as soundtracks from certain live-action motion pictures. We also own the Nashville-based music label Lyric Street Records.

Buena Vista Theatrical Group

      The Buena Vista Theatrical Group includes both Disney Theatrical Productions and Disney Live Family Entertainment.

      Disney Theatrical’s live stage musicals are produced for stages on Broadway and around the world. The Company generally produces shows in the United States, the United Kingdom and Australia and licenses shows to local producers in other foreign territories.

      Disney’s Beauty and the Beast, which has been seen by 22 million people in 12 countries, entered its ninth year on Broadway and surpassed Grease to become the eighth longest running show in Broadway history.

      During the year, The Lion King celebrated its 2,000th performance at Broadway’s New Amsterdam Theatre. The show is also running in Tokyo, Fukuoka, London, Toronto, Los Angeles and Hamburg. A U.S. national tour launched in April 2002, and to date has visited Denver, Houston, Ft. Worth (TX), Dallas and Ft. Lauderdale. During 2003, a second U.S. touring production is scheduled to open in Chicago in April, and a production is scheduled to open in Sydney in October.

      Der Glockner von Notre Dame, the world premiere of Disney’s The Hunchback of Notre Dame, ended a three-year run in Berlin in June 2002.

      Elton John and Tim Rice’s Aida celebrated its 1,000th performance at Broadway’s Palace Theatre. The U.S. national tour and Amsterdam production is scheduled to be joined by a production in Osaka in 2003.

      Disney Live Family Entertainment continued its growth of Disney on Ice, with eight productions performing for more than 10 million guests in 2002, up from 8 million in 2001. Licensed to Feld Entertainment since 1981, Disney on Ice has brought the Disney brand to local communities in 47 countries. The newest production, Disney on Ice Princess Classics, opened in September 2002.

Competition and Intellectual Property Protection

      The success of the Studio Entertainment operations is heavily dependent upon public taste, which is unpredictable and subject to change. In addition, Studio Entertainment operating results fluctuate due to the timing and performance of releases in the theatrical, home entertainment and television markets. Release dates are determined by several factors, including competition and the timing of vacation and holiday periods.

      The Studio Entertainment businesses compete with all forms of entertainment. A significant number of companies produce and/or distribute theatrical and television films, exploit products in the home video/ DVD market, provide pay television programming services and sponsor live theater. We also compete to obtain creative and performing talents, story properties, advertiser support, broadcast rights and market share, which are essential to the success of all of our Studio Entertainment businesses.

      The Company’s ability to distribute and exploit its motion picture and television programming is affected by the strength and effectiveness of intellectual property protections in both the United States and abroad. Emerging technologies, regulatory limitations on intellectual property protection, lack of enforcement of protective laws in some jurisdictions and claims of intellectual property infringement all create risks, and added costs, that can adversely affect the operation and results of the Company’s Studio Entertainment operations, despite the Company’s strong efforts to protect its intellectual property rights throughout the United States and other key markets. (In this connection, please also note the discussion under “Consumer Products – Competition and Intellectual Property Protection” below.)

CONSUMER PRODUCTS

      The Consumer Products segment licenses the Company’s characters and other intellectual property to manufacturers, retailers, show promoters and publishers throughout the world. Character merchandising and publications licensing promotes the Company’s films and television programs, as well as the Company’s other operations. Company subsidiaries also engage in retail, direct mail and online distribution of products based on the Company’s characters and films through the Disney Store, Disney Catalog and DisneyStore.com, respectively; publish books, magazines and comics worldwide; and produce and license computer software and video games for the entertainment market.

Character Merchandise and Publications Licensing

      The Company’s worldwide licensing activities generate royalties, which are usually based on a fixed percentage of the wholesale or retail selling price of the licensee’s products. The Company licenses characters based upon both traditional and newly created film, television and other properties. Character merchandise categories that have been licensed include apparel, toys, gifts, home furnishings and housewares, consumer electronics, stationery, sporting goods and food, beverage and packaged goods. Publication categories that have been licensed include children’s books, continuity-series books, book sets, art and picture books and magazines.

      In addition to receiving licensing fees, the Company is actively involved in the development and approval of licensed merchandise and in the conceptualization, development, writing and illustration of licensed publications. We continually seek to create new characters to be used in licensed products.

Disney Stores

      The Company markets Disney-related products directly through its retail facilities operated under the “Disney Store” name. These facilities are generally located in leading shopping malls and similar retail complexes. The stores carry a wide variety of Disney merchandise and promote other businesses of the Company. During fiscal 2002, we opened one new store in each of the European, Japanese and Asia/ Pacific regions and closed 90 stores worldwide. The total number of stores was 560 as of September 30, 2002 (429 stores domestically and 131 stores internationally). The Company expects to close additional stores in the future. In addition, the Company sold 46 stores to Oriental Land Co., Ltd., the owner and operator of the Tokyo Disney Resort, during the year, concurrently entering into a license agreement pursuant to which a Company subsidiary receives royalties based on the sold stores’ performance.

Books and Magazines

      The Company publishes books in the United States and Europe for children and adults as part of Disney Publishing Worldwide and Hyperion, respectively. The Company also produces several magazines, including Family Fun, Disney Adventures, Disney and Discover, a general science magazine. The Company also holds a 50% equity interest in US Weekly, a weekly mass market magazine.

Disney Interactive

      Disney Interactive develops, markets, licenses and distributes globally a variety of interactive entertainment, educational and sports computer software and video games.

Direct Marketing

      The direct marketing business operates the Disney Catalog and DisneyStore.com, which market Disney-themed merchandise through the direct mail and online channels, respectively. Offerings include merchandise developed exclusively for the Disney Catalog and DisneyStore.com as well as products from Disney Store, other internal Disney units and Disney licensees. The catalog and online site are integrated, where appropriate, with Disney Store in product selection, design and marketing efforts. The Disney Catalog also operates its own retail outlet stores for the purpose of selling overstock and other merchandise.

Other Activities

      The Company also produces and licenses its animation cel art as well as produces, markets and distributes other animation-related artwork and collectibles.

Competition and Intellectual Property Protection

      The Company competes in its character merchandising and other licensing, publishing, interactive and retail activities with other licensors, publishers and retailers of character, brand and celebrity names. Although public information is limited, we believe the Company is the largest worldwide licensor of character-based merchandise and producer/distributor of children’s film-related products. Operating results for the licensing and retail distribution business are influenced by seasonal consumer purchasing behavior and by the timing and performance of animated theatrical releases.

      The Company’s licensing businesses, as well as its studio entertainment and theme park and resort operations, are affected by the Company’s ability to exploit and protect its intellectual property, including trademarks, trade names, copyrights, patents and trade secrets, throughout the world. As a result, domestic and foreign laws promoting or limiting intellectual property rights may have significant impacts on some of the Company’s operations. In the United States, for example, the 1998 Sonny Bono Copyright Term Extension Act provided extended copyright protection for certain older properties currently licensed or otherwise exploited by the Company, which otherwise might lose such protection in the near future. The constitutionality of this Act has been challenged, however, and its validity is currently under review by the U.S. Supreme Court. If the Act is overturned, the Company would have shorter copyright protection for its intellectual properties, although in many cases trademark or other protections might still be available.

      Copyright and trademark protections are limited or even unavailable in some foreign countries, and preventing unauthorized use of the Company’s intellectual properties can be difficult even in countries with substantial legal protections. In addition, new technologies have facilitated piracy of the Company’s copyrighted works, including motion pictures, television programming and sound recordings, by such means as Internet peer-to-peer file sharing and personal video recorders that permit ad stripping and the unauthorized copying of motion pictures and television programs. The Company devotes significant resources to protecting its intellectual properties in the United States and other key world markets.

      In addition, the Company’s businesses that rely on the exploitation of intellectual property are subject to the risk of challenges by third parties claiming infringement of their proprietary rights. Irrespective of their validity, such claims may result in substantial costs and diversion of resources, which could have an adverse effect on our operations.

ITEM 2. Properties

      The Walt Disney World Resort, Disneyland Park and other properties of the Company and its subsidiaries are described in Item 1 under the caption Parks and Resorts. Film library properties are described in Item 1 under the caption Studio Entertainment. Radio and television stations owned by the Company are described under the caption Media Networks.

      A subsidiary of the Company owns approximately 51 acres of land and 1.9 million square feet of office, studio, and warehouse space in Burbank, California, on which the Company’s studios and executive and administrative offices are located. The studio facilities are used for the production of both live-action and animated motion pictures and television products. In addition, Company subsidiaries lease approximately 1.1 million square feet of office and warehouse space and own one 400,000 square foot building in Burbank, which are used for certain studio and corporate activities.

      A subsidiary of the Company owns approximately 2.5 million square feet of office and warehouse buildings on approximately 115 acres in Glendale, California. The buildings are used for the Company’s operations and also contain space leased to third parties. Subsidiaries of the Company also lease approximately 316,000 square feet of office and warehouse space in Glendale, which is used for the Company’s operations.

      A subsidiary of the Company owns approximately 22 acres of land in Los Angeles, California, on which production, technical, and studio facilities are located. A subsidiary of the Company also has a long-term lease on a theater in Los Angeles, and owns space adjacent to the theater.

      The Company’s Media Networks segment corporate offices and technical operations are located in buildings owned by a subsidiary of the Company in New York City, totaling approximately 1.5 million square feet. Other subsidiaries of the Company also have long-term leases on a theater in New York City which is used for the Company’s live theatrical productions, and a studio facility in Times Square which is used for television broadcasting. In addition, subsidiaries of the Company lease approximately 912,000 square feet of office, studio, and warehouse space in New York City. The Company’s 80%-owned subsidiary, ESPN, Inc., owns ESPN Plaza in Bristol, Connecticut, from which it conducts its technical operations. The Company owns and leases other broadcast studios, offices, and broadcast transmitter sites elsewhere.

      Subsidiaries of the Company lease space elsewhere in the United States and Canada, including retail space for the Disney Stores and office and warehouse space for the Company’s operations. The Company’s acquisition of Fox Family Worldwide, Inc. in October 2001 included approximately 523,000 square feet of domestic owned and leased facilities.

      A U.K. subsidiary of the Company owns buildings on a four-acre parcel under long-term lease in London, England. The mixed-use development consists of office space occupied by subsidiary operations and office and retail space leased by third parties. In 2002, a subsidiary of the Company disposed of the non-Disney-occupied sections of the parcel, including a retail mall and a development site. Company subsidiaries also lease office and retail space in other parts of Europe and in Asia, Australia, and Latin America.

ITEM 3. Legal Proceedings

      In re The Walt Disney Company Derivative Litigation. William and Geraldine Brehm and 13 other individuals filed an amended and consolidated complaint on May 28, 1997 in the Delaware Court of Chancery seeking, among other things, a declaratory judgment against each of the Company’s directors as of December 1996 that the Company’s 1995 employment agreement with its former president, Michael S. Ovitz, was void, or alternatively that Mr. Ovitz’s termination should be deemed a termination “for cause” and any severance payments to him forfeited. On October 8, 1998, the Delaware Court of Chancery dismissed all counts of the amended complaint. Plaintiffs appealed, and on February 9, 2000, the Supreme Court of Delaware affirmed the dismissal but ruled also that plaintiffs should be permitted to file an amended complaint in accordance with the Court’s opinion. The plaintiffs filed their amended complaint on January 3, 2002. The Company’s directors have moved to dismiss the amended complaint.

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

      All Pro Sports Camps, Inc., Nicholas Stracick and Edward Russell v. Walt Disney Company, Walt Disney World Co., Disney Development Company and Steven B. Wilson. On September 16, 2002, the Company and the plaintiffs settled this previously reported lawsuit, which the plaintiffs brought in 1997 in the Circuit Court for Orange County, Florida.

      Stephen Slesinger, Inc. v. The Walt Disney Company. In this lawsuit, filed on February 27, 1991 and pending in the Los Angeles County Superior Court, the plaintiff claims that a Company subsidiary defrauded it and breached a 1983 licensing agreement with respect to certain Winnie the Pooh properties, by failing to account for and pay royalties on revenues earned from the sale of Winnie the Pooh movies on videocassette and from the exploitation of Winnie the Pooh merchandising rights. The plaintiff seeks damages for the licensee’s alleged breaches as well as confirmation of the plaintiff’s interpretation of the licensing agreement with respect to future activities. The plaintiff also seeks the right to terminate the agreement on the basis of the alleged breaches. The Company disputes that the plaintiff is entitled to any damages or other relief of any kind, including termination of the licensing agreement. The claim is currently scheduled for trial in March 2003. If each of the plaintiff’s claims were to be confirmed in a final judgment, damages as argued by the plaintiff could total as much as several hundred million dollars and adversely impact the value to the Company of any future exploitation of the licensed rights. However, given the number of outstanding issues and the uncertainty of their ultimate disposition, management is unable to predict the magnitude of any potential determination of the plaintiff’s claims.

      Milne and Disney Enterprises, Inc. v. Stephen Slesinger, Inc. On November 5, 2002, Clare Milne, the granddaughter of A. A. Milne, author of the Winnie the Pooh books, and the Company’s subsidiary Disney Enterprises, Inc. filed a complaint against Stephen Slesinger, Inc. (“SSI”) in the United States District Court for the Central District of California. On November 4, 2002, Ms. Milne served notices to SSI and the Company’s subsidiary terminating A. A. Milne’s prior grant of rights to Winnie the Pooh, effective November 5, 2004, and granted all of those rights to the Company’s subsidiary. In their lawsuit, Ms. Milne and the Company’s subsidiary seek a declaratory judgment, under United States copyright law, that Ms. Milne’s termination notices were valid; that SSI’s rights to Winnie the Pooh in the United States will terminate effective November 5, 2004; that upon termination of SSI’s rights in the United States, the 1983 licensing agreement that is the subject of the Stephen Slesinger, Inc. v. The Walt Disney Company lawsuit will terminate by operation of law; and that, as of November 5, 2004, SSI will be entitled to no further royalties for uses of Winnie the Pooh.

      Kohn v. The Walt Disney Company et al. On August 15, 2002, Aaron Kohn filed a class action lawsuit against the Company, its Chief Executive Officer and its Chief Financial Officer in the United States District Court for the Central District of California on behalf of a putative class consisting of purchasers of the Company’s common stock between August 15, 1997 and May 15, 2002. Subsequently, at least nine substantially identical lawsuits were also filed in the same court, each alleging that the defendants violated federal securities laws by not disclosing the pendency and potential implications of the Stephen Slesinger, Inc. lawsuit described above prior to the Company’s filing of its quarterly report on Form 10-Q in May 2002. The plaintiffs claim that this alleged nondisclosure constituted a fraud on the market that artificially inflated the Company’s stock price, and contend that a decline in the stock price resulted from the May 2002 disclosure. The plaintiffs seek compensatory damages and/or rescission for themselves and all members of their defined class. Several of the plaintiffs have filed motions asking the court to appoint lead plaintiffs and counsel, and to consolidate the related actions into a single case.

      Management believes that it is not currently possible to estimate the impact, if any, that the ultimate resolution of these matters will have on the Company’s results of operations, financial position or cash flows.

      The Company, together with, in some instances, certain of its directors and officers, is a defendant or co-defendant in various other legal actions involving copyright, breach of contract and various other claims incident to the conduct of its businesses. Management does not expect the Company to suffer any material liability by reason of such actions.

      SEC Proceeding. In August 2002, the Company filed an amendment to the Company’s Form 10-K for fiscal year 2001 reporting the employment of relatives of certain Company directors by Company subsidiaries and, in one case, an entity in which the Company has an indirect 50% interest. The Company has been notified by the U.S. Securities and Exchange Commission that the Commission is conducting an investigation into the amendment and related matters.

ITEM 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of shareholders during the fourth quarter of the fiscal year covered by this report.

Executive Officers of the Company

      The executive officers of the Company are elected each year at the organizational meeting of the Board of Directors, which follows the annual meeting of the shareholders, and at other meetings as appropriate. Each of the executive officers has been employed by the Company in the position or positions indicated in the list and pertinent notes below. Messrs. Eisner and Disney have been employed by the Company as executive officers for more than five years.

      At September 30, 2002, the executive officers of the Company were as follows:

			Executive
Name	Age	Title	Officer Since

Michael D. Eisner	60	Chairman of the Board and Chief Executive Officer	1984
Roy E. Disney	72	Vice Chairman of the Board	1984
Robert A. Iger	51	President and Chief Operating Officer[1]	2000
Thomas O. Staggs	41	Senior Executive Vice President and Chief Financial Officer[2]	1998
Peter E. Murphy	39	Senior Executive Vice President and Chief Strategic Officer[3]	1998
Louis M. Meisinger	60	Executive Vice President and General Counsel[4]	1998

1	Mr. Iger was appointed to his present position in January 2000, having served (from February 1999 until January 2000) as President of Walt Disney International and Chairman of the ABC Group. Mr. Iger previously held a number of increasingly responsible positions at ABC, Inc. and its predecessor Capital Cities/ ABC, Inc., culminating in service as President and Chief Operating Officer of ABC, Inc. from 1994 to 1999.

2	Mr. Staggs joined the Company’s strategic planning operation in 1990 and was named Senior Vice President-Strategic Planning and Development of the Company in 1995. In May 1998, he was named Executive Vice President and Chief Financial Officer. In October 1999, Mr. Staggs was promoted to Senior Executive Vice President. Mr. Staggs is also a member of the supervisory board of Euro Disney S.C.A. and chairman of the supervisory board of Fox Kids Europe N.V., a subsidiary of the Company whose shares are publicly traded in Europe.

3	Mr. Murphy joined the Company’s strategic planning operation in 1988 and was named Senior Vice President-Strategic Planning and Development of the Company in 1995. From August 1997

to May 1998 he served as Chief Financial Officer of ABC, Inc. In May 1998 he was named Executive Vice President and Chief Strategic Officer. In October 1999, Mr. Murphy was promoted to Senior Executive Vice President. Mr. Murphy is also a member of the supervisory board of Fox Kids Europe N.V.

4	Mr. Meisinger was named Executive Vice President and General Counsel of the Company in July 1998. Prior to joining the Company, he was a senior partner with the law firm of Troop, Meisinger, Steuber & Pasich in Los Angeles, California, a firm he co-founded in 1975. Mr. Meisinger specialized in the litigation of complex entertainment, commercial and securities matters.

PART II

ITEM 5.	Market for the Company’s Common Stock and Related Stockholder Matters

      The Company’s common stock is listed on the New York and Pacific stock exchanges under the ticker symbol “DIS”.

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

	Sales Price

	High	Low

2002
4th Quarter	$19.79	$13.77
3rd Quarter	25.00	18.90
2nd Quarter	24.51	20.50
1st Quarter	22.54	17.90

2001
4th Quarter	$28.74	$16.98
3rd Quarter	34.50	27.10
2nd Quarter	33.38	26.91
1st Quarter	41.38	26.44

      The Company declared a dividend of $0.21 per Disney share on December 3, 2002 related to fiscal 2002, and a dividend of $0.21 per Disney share on November 27, 2001, with respect to fiscal 2001.

      As of September 30, 2002, the approximate number of record holders of common stock was 995,000.

ITEM 6.	Selected Financial Data

(In millions, except per share data)

	2002(1)	2001(2)	2000(3)	1999(4)	1998(5)

Statements of income
Revenues	$25,329	$25,172	$25,325	$23,373	$22,919
Income before the cumulative effect of accounting changes	1,236	120	920	1,300	1,850
Per share –
Earnings (loss) per Disney share:
Diluted	$0.60	$(0.02)	$0.57	$0.62	$0.89
Basic	0.61	(0.02)	0.58	0.63	0.91
Dividends	$0.21	0.21	0.21	0.21	0.20
Balance sheets
Total assets	$50,045	$43,810	$45,027	$43,679	$41,378
Borrowings	14,130	9,769	9,461	11,693	11,685
Stockholders’ equity	23,445	22,672	24,100	20,975	19,388
Statements of cash flows
Cash provided by operations	$2,286	$3,048	$3,755	$2,568	$1,780
Investing activities	(3,176)	(2,015)	(1,091)	(2,290)	(2,330)
Financing activities	1,511	(1,257)	(2,236)	9	360

(1)	The 2002 results include a $216 million pre-tax investment gain and a $34 million pre-tax gain on the sale of the Disney Stores in Japan. These items had a $0.07 and $0.01 impact on diluted earnings per share, respectively. See Notes 4 and 3 to the Consolidated Financial Statements.

(2)	The 2001 results include cumulative effect of accounting changes related to film and derivative accounting changes totaling $228 million and $50 million, respectively and restructuring charges of $1.5 billion. See Notes 2 and 15 to the Consolidated Financial Statements. The diluted earnings per Disney share impact of these items were $0.11, $0.02 and $0.52, respectively.

(3)	The 2000 results include pre-tax gains of $243 million, $93 million and $153 million from the sale of Fairchild Publications, Eurosport and Ultraseek, respectively. See Note 3 to the Consolidated Financial Statements. The impact of income taxes substantially offset certain of the gains. The diluted earnings per Disney share impact of these items were $0.00, $0.02 and $0.01, respectively. The results also include a $92 million restructuring and impairment charge. The diluted earnings per Disney share impact of the charge was $0.01. See Note 15 to the Consolidated Financial Statements.

(4)	The 1999 results include a gain from the sale of Starwave Corporation of $345 million, equity in Infoseek loss of $322 million and restructuring and impairment charges of $172 million. The diluted earnings per Disney share impact of these items were $0.10, ($0.09) and ($0.05), respectively.

(5)	The 1998 results include restructuring and impairment charges totaling $83 million. The diluted earnings per Disney share impact of the charges was $0.03.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CONSOLIDATED RESULTS

(in millions, except per share data)

AS-REPORTED RESULTS OF OPERATIONS	2002	2001	2000

Revenues	$25,329	$25,172	$25,325
Costs and expenses	(22,924)	(21,573)	(21,567)
Amortization of intangible assets	(21)	(767)	(1,233)
Gain on sale of businesses	34	22	489
Net interest expense and other	(453)	(417)	(497)
Equity in the income of investees	225	300	208
Restructuring and impairment charges	—	(1,454)	(92)

Income before income taxes, minority interests and the cumulative effect of accounting changes	2,190	1,283	2,633
Income taxes	(853)	(1,059)	(1,606)
Minority interests	(101)	(104)	(107)

Income before the cumulative effect of accounting changes	1,236	120	920
Cumulative effect of accounting changes:
Film accounting	—	(228)	—
Derivative accounting	—	(50)	—

Net income (loss)	$1,236	$(158)	$920

Earnings (loss) attributed to Disney Common Stock(1)	$1,236	$(41)	$1,196

Earnings per share before the cumulative effect of accounting changes attributed to Disney Common Stock:(1)
Diluted	$0.60	$0.11	$0.57

Basic	$0.61	$0.11	$0.58

Cumulative effect of accounting changes:
Film accounting	$—	$(0.11)	$—
Derivative accounting	—	(0.02)	—

	$—	$(0.13)	$—

Earnings (loss) per share attributed to Disney Common Stock:(1)
Diluted	$0.60	$(0.02)	$0.57

Basic	$0.61	$(0.02)	$0.58

Earnings attributed to Disney common stock before the cumulative effect of accounting changes adjusted for the impact of SFAS 142 in fiscal 2001 and 2000(1)	$1,236	$891	$2,157

Earnings per share attributed to Disney common stock before the cumulative effect of accounting changes adjusted for the impact of SFAS 142 in fiscal 2001 and 2000:(1)
Diluted	$0.60	$0.42	$1.03

Basic	$0.61	$0.43	$1.04

AS-REPORTED RESULTS OF OPERATIONS	2002	2001	2000

Average number of common and common equivalent shares outstanding for the Disney Common Stock:
Diluted	2,044	2,100	2,103

Basic	2,040	2,085	2,074

Loss attributed to Internet Group Common Stock	n/a	$(117)	$(276)

Loss per share attributed to Internet Group Common Stock (basic and diluted)	n/a	$(2.72)	$(6.18)

Average number of common and common equivalent shares outstanding for the Internet Group Common Stock	n/a	43	45

(1)	Including Disney’s retained interest in the Internet Group. Disney’s retained interest in the Internet Group reflects 100% of Internet Group losses through November 17, 1999, approximately 72% for the period from November 18, 1999 through January 28, 2001 (the last date prior to the announcement of the conversion of the Internet Group common stock) and 100% thereafter.

Consolidated Results

2002 vs. 2001

      Net income for the year was $1.2 billion, compared to a net loss of $158 million in the prior-year period. Net income and earnings per share attributed to Disney common stock were $1.2 billion and $0.60, respectively, for the current year, compared to a net loss and loss per share of $41 million and $0.02 in the prior year. Results for the current year include a pre-tax gain ($216 million or $0.07 per share) on the sale of the remaining shares of Knight-Ridder, Inc., a pre-tax gain on the sale of the Disney Store business in Japan ($34 million or $0.01 per share), operations of ABC Family acquired on October 24, 2001, incremental interest expense for borrowings related to that acquisition and the cessation of amortization of goodwill and certain intangible assets, due to the adoption of Statement of Financial Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142) effective October 1, 2001. The prior year included restructuring and impairment charges ($1.5 billion or $0.52 per share) and the cumulative effect of accounting changes ($278 million or $0.13 per share). Earnings and earnings per share attributed to Disney common stock before the cumulative effect of accounting changes adjusted for the impact of SFAS 142 for the prior-year were $891 million and $0.42, respectively.

      Excluding the year-over-year impact of the non-recurring items discussed above, results for the year were driven by lower segment operating income and equity in income of investees and higher net interest expense and other. Decreased segment operating income reflected lower Media Networks and Parks and Resorts results, partially offset by higher Studio Entertainment results. Lower equity in the income of investees reflected the write-down of an investment in a Latin American cable operator, decreases at the cable investments resulting from the soft advertising market and higher advertising costs at Lifetime Television.

      Net interest expense and other is detailed below:

	Year Ended September 30,

	2002	2001	2000

Interest expense	$(723)	$(544)	$(599)
Interest income	23	26	22
Investment income	247	101	80

Net interest expense and other	$(453)	$(417)	$(497)

      Interest expense increased to $723 million due to incremental borrowings in connection with the ABC Family acquisition. Higher interest expense was partially offset by increased investment income due to the gain on the sale of Knight-Ridder shares.

      The effective tax rate decreased from 82.5% in fiscal 2001 to 38.9% in fiscal 2002 due to nondeductible impairment charges related to intangible assets taken in fiscal 2001, and the cessation of nondeductible amortization of goodwill in fiscal 2002.

2001 vs. 2000

      As-reported net loss was $158 million compared to net income of $920 million in fiscal 2000. Net loss and loss per share attributed to Disney common stock were $41 million and $0.02, respectively, compared to net income and earnings per share attributed to Disney common stock of $1.2 billion and $0.57, respectively, in the prior year. As-reported net loss in fiscal 2001 includes charges from the cumulative effect of accounting changes ($278 million or $0.13 per Disney share) and restructuring and impairment charges ($1.5 billion or $0.52 per Disney share). As-reported results also include pre-tax gains on the sale of Infoseek Japan K.K. ($22 million) in fiscal 2001, and Fairchild Publications ($243 million), Ultraseek Corporation ($153 million) and Eurosport ($93 million) in fiscal 2000.

      Excluding the charges and gains mentioned above, earnings per share attributed to Disney common stock was $0.63 and $0.56 for the fiscal 2001 and 2000, respectively. Results for fiscal 2001 also reflected lower amortization of intangible assets and net interest expense and other, and higher equity in the income of investees, partially offset by decreased segment operating income and higher corporate and unallocated shared expenses. Lower amortization of intangible assets reflected the write-off of intangible assets associated with the closure of the GO.com portal business in the second quarter of fiscal 2001, certain intangible assets becoming fully amortized in the first quarter of fiscal 2001 and a reduction in intangible assets related to the sale of Fairchild Publications, Ultraseek and Eurosport in fiscal 2000. Decreases in net interest expense and other were due to lower interest rates and lower average debt balances throughout most of fiscal 2001, partially offset by increased investment income due to gains on the sale of certain investments. Higher equity in the income of investees reflected improved results from cable equity investments including Lifetime Television, The History Channel and A&E Television and certain international cable equity investments, partially offset by start-up losses incurred in connection with new investments. Decreased segment operating income reflected lower Media Networks and Parks and Resorts results, partially offset by improvements at Studio Entertainment and Consumer Products. Increased corporate and unallocated shared expenses were driven by costs associated with several strategic initiatives designed to improve overall company-wide efficiency and promote the Disney brand.

      The effective tax rate increased from 61.0% in fiscal 2000 to 82.5% in fiscal 2001 primarily due to nondeductible impairment charges related to intangible assets taken in fiscal 2001.

Restructuring and Impairment Charges

      The Company recorded restructuring and impairment charges for the years ended September 30, 2001 and 2000 summarized as follows (in millions):

	2001	2000

GO.com intangible assets impairment	$820	$—
GO.com severance, fixed asset write-offs and other	58	—
Investment impairments	254	61
Workforce reduction and other	111	—
Chicago DisneyQuest closure	94	—
Asset impairment	63	31
Disney Store closures	54	—

Total restructuring and impairment charges	$1,454	$92

      The $111 million of costs associated with the workforce reduction consist primarily of severance costs and write-offs of idled facilities. As of September 30, 2002, the Company had substantially completed its workforce reduction.

PRO FORMA RESULTS OF OPERATION

      The Company acquired Fox Family Worldwide, Inc., subsequently re-named ABC Family Worldwide (ABC Family) on October 24, 2001. The acquisition resulted in a $5.2 billion increase in borrowings, consisting of outstanding debt of ABC Family and new short-and long-term debt issuances. Pro forma net interest and other has been adjusted as if these incremental borrowings had been outstanding as of the beginning of fiscal 2001. In March 2001, the Company closed the GO.com portal business and converted its Internet Group common stock into Disney common stock. Additionally, on October 1, 2001, the Company adopted SFAS 142, and accordingly no longer amortizes substantially all of its intangible assets. To enhance comparability, the unaudited pro forma information that follows presents consolidated results of operations as if the ABC Family acquisition, the conversion of the Internet Group common stock, the closure of the GO.com portal business and the adoption of SFAS 142 (see Notes 3 and 6 to the Consolidated Financial Statements) had occurred at the beginning of fiscal 2001. The unaudited pro forma information is not necessarily reflective of the results of operations had these events actually occurred at the beginning of fiscal 2001, nor is it necessarily indicative of future results.

      Management believes that pro forma operating results provide additional information useful in analyzing the underlying business results. However, pro forma operating results should be considered in addition to, not as a substitute for, as-reported results of operations.

CONSOLIDATED RESULTS

(unaudited; in millions, except per share data)

PRO FORMA RESULTS OF OPERATIONS	2002	2001	% Change

Revenues	$25,360	$25,790	(2)%
Costs and expenses	(22,951)	(21,982)	(4)%
Amortization of intangible assets	(21)	(23)	9%
Gain on sale of business(1)	34	22	55%
Net interest expense and other	(465)	(637)	27%
Equity in the income of investees	225	310	(27)%
Restructuring and impairment charges	—	(576)	n/m

Income before income taxes, minority interests and the cumulative effect of accounting changes	2,182	2,904	(25)%
Income taxes	(850)	(1,128)	25%
Minority interests	(101)	(103)	2%

Income before the cumulative effect of accounting changes	1,231	1,673	(26)%
Cumulative effect of accounting changes:
Film accounting	—	(280)	n/m
Derivative accounting	—	(50)	n/m

Net income	$1,231	$1,343	(8)%

Earnings per share before the cumulative effect of accounting changes (basic and diluted):(2)	$0.60	$0.80	(25)%

Earnings before the cumulative effect of accounting changes, excluding investment gain in fiscal 2002, restructuring and impairment charges and gain on the sale of businesses	$1,074	$2,041	(47)%

Earnings per share before the cumulative effect of accounting changes, excluding investment gain in fiscal 2002, restructuring and impairment charges and gain on the sale of businesses:
Diluted	$0.53	$0.97	(45)%

Basic	$0.53	$0.98	(46)%

Average number of common and common equivalent shares outstanding:
Diluted	2,044	2,104

Basic	2,040	2,089

(1)	Includes the gain on sale of the Company’s Disney Store operations in Japan in 2002 and the gain on sale of Infoseek Japan K.K. in 2001.

(2)	The per share impacts of film and derivative accounting changes for the year were $(0.13) and $(0.02), respectively.

      The following table provides a reconciliation of as-reported diluted earnings per share attributed to Disney common stock to pro forma earnings per share before the cumulative effect of accounting changes, excluding investment gain in fiscal 2002 and restructuring and impairment charges and gains on the sale of business.

	Year Ended
	September 30,

	2002	2001
(unaudited)
As-reported diluted earnings (loss) per share attributed to Disney common stock	$0.60	$(0.02)
Adjustment to exclude the cumulative effect of accounting changes	—	0.13
Adjustment to reflect the impact of the new SFAS 142 accounting rules	—	0.31

As-reported diluted earnings per share attributed to Disney common stock before the cumulative effect of accounting changes adjusted for the impact of SFAS 142 in fiscal 2001	0.60	0.42
Adjustment to attribute 100% of Internet Group operating results to Disney common stock (72% included in as-reported amounts)	—	(0.06)
Adjustment to exclude GO.com restructuring and impairment charges	—	0.41
Adjustment to exclude pre-closure GO.com portal operating results	—	0.04
Adjustment to include ABC Family operations	—	(0.01)

Pro forma diluted earnings per share before the cumulative effect of accounting changes	0.60	0.80
Adjustment to exclude restructuring and impairment charges	—	0.17
Adjustment to exclude gain on the sale of business	(0.01)	—
Adjustment to exclude fiscal 2002 investment gain	(0.07)	—

Pro forma diluted earnings per share before the cumulative effect of accounting changes, excluding investment gain in fiscal 2002 and restructuring and impairment charges and gain on the sale of businesses	$0.53	$0.97

      The impact of the gain on sale of business on fiscal 2001 and the 2002 pro forma impact of ABC Family each had less than $0.01 impact.

      Earnings per share amounts for fiscal 2002 do not add due to rounding.

BUSINESS SEGMENT RESULTS

				Pro Forma
	As Reported			(unaudited)
						%
(in millions)	2002	2001	2000	2002	2001	Change

Revenues:
Media Networks	$9,733	$9,569	$9,836	$9,763	$10,157	(4)%
Parks and Resorts	6,465	7,004	6,809	6,465	7,004	(8)%
Studio Entertainment	6,691	6,009	5,918	6,691	6,009	11%
Consumer Products	2,440	2,590	2,762	2,441	2,620	(7)%

	$25,329	$25,172	$25,325	$25,360	$25,790	(2)%

Segment operating income:
Media Networks	$986	$1,758	$1,985	$990	$1,949	(49)%
Parks and Resorts	1,169	1,586	1,615	1,169	1,586	(26)%
Studio Entertainment	273	260	126	273	260	5%
Consumer Products	394	401	386	394	419	(6)%

	$2,822	$4,005	$4,112	$2,826	$4,214	(33)%

      The Company evaluates the performance of its operating segments based on segment operating income. The following table reconciles segment operating income to income before income taxes, minority interests and the cumulative effect of accounting changes.

				Pro Forma
	As Reported			(unaudited)

(in millions)	2002	2001	2000	2002	2001

Segment operating income	$2,822	$4,005	$4,112	$2,826	$4,214
Corporate and unallocated shared expenses	(417)	(406)	(354)	(417)	(406)
Amortization of intangible assets	(21)	(767)	(1,233)	(21)	(23)
Gain on sale of businesses	34	22	489	34	22
Net interest expense and other	(453)	(417)	(497)	(465)	(637)
Equity in the income of investees	225	300	208	225	310
Restructuring and impairment charges	—	(1,454)	(92)	—	(576)

Income before income taxes, minority interests and the cumulative effect of accounting changes	$2,190	$1,283	$2,633	$2,182	$2,904

      Segment earnings before interest, income taxes, depreciation and amortization (EBITDA) is as follows:

				Pro Forma
	As Reported			(unaudited)

(in millions)	2002	2001	2000	2002	2001

Media Networks	$1,166	$1,934	$2,154	$1,171	$2,134
Parks and Resorts	1,817	2,190	2,197	1,817	2,190
Studio Entertainment	319	307	180	319	307
Consumer Products	452	491	495	452	509

	$3,754	$4,922	$5,026	$3,759	$5,140

      Management believes that segment EBITDA provides additional information useful in analyzing the underlying business results. However, segment EBITDA is a non-GAAP financial metric and should be considered in addition to, not as a substitute for, reported segment operating income.

Media Networks

      The following table provides supplemental revenue and segment operating income detail for the Media Networks segment (in millions).

	Pro Forma
	(unaudited)		As Reported

	2002	2001	2000

Revenues:
Broadcasting	$5,064	$5,945	$6,327
Cable Networks	4,699	4,212	3,509

	$9,763	$10,157	$9,836

Segment Operating Income:
Broadcasting	$(36)	$783	$970
Cable Networks	1,026	1,166	1,015

	$990	$1,949	$1,985

2002 vs. 2001

      On a pro forma basis, revenues decreased 4%, or $394 million, to $9.8 billion, reflecting a decrease of 15%, or $881 million, at Broadcasting, partially offset by an increase of 12%, or $487 million, at the Cable Networks. The decrease at Broadcasting was driven by declines at the ABC television network and the Company’s owned television stations due to lower ratings and lower advertising rates. Additionally, the prior year included revenues from a non-recurring sale of a film library at ABC Family. Increases at the Cable Networks were driven by higher affiliate revenues reflecting higher rates at ESPN and subscriber growth at both ESPN and the International Disney Channels, partially offset by lower advertising revenues due to the soft advertising market and lower revenues from Adelphia Communications Company (Adelphia) in the United States and KirchMedia & Company (Kirch) in Germany as a result of their financial difficulties.

      On a pro forma basis, segment operating income decreased 49%, or $959 million, to $1.0 billion, driven by decreases of $819 million at Broadcasting, primarily due to decreased revenues. Cable operating income decreased 12%, or $140 million, as revenue gains were more than offset by cost increases. Costs and expenses increased 7%, or $565 million, driven by higher sports programming costs at ESPN, principally for NFL broadcasts, and increased advertising costs at the Cable Networks, partially offset by lower costs at the Internet Group and proceeds from an insurance settlement.

      As-reported revenues increased 2%, or $164 million, to $9.7 billion and segment operating income decreased 44% to $1.0 billion. As-reported amounts include a partial period of ABC Family operations in the current period and losses associated with the GO.com portal (which was closed on January 29, 2001) in the prior-year period.

      The Company has various contractual commitments for the purchase of broadcast rights for sports and other programming, including the National Football League (NFL), National Basketball Association (NBA), Major League Baseball (MLB), National Hockey League (NHL) and various college football conference and bowl games. The costs of these contracts have increased significantly in recent years. We have implemented a variety of strategies, including marketing efforts, to reduce the impact of the higher costs. The impact of these contracts on the Company’s results over the remaining term of the contracts is dependent upon a number of factors, including the strength of advertising markets, effectiveness of marketing efforts and the size of viewer audiences.

      The costs of these contracts are charged to expense based on the ratio of each period’s gross revenues to estimated total gross revenues over the remaining contract period. The Company’s contract to broadcast the NFL is for an eight year term commencing with the 1998 season. The initial five year period is non-cancelable with the remaining three years renewable at the option of the NFL. Programming rights costs for the initial five year period have been charged to expense based upon the ratio of current period’s gross revenues to estimated total revenues for this period of time. Estimates of total gross revenues can change significantly and, accordingly, they are reviewed periodically and amortization and carrying amounts are adjusted, if necessary. Such adjustments could have a material effect on results of operations in future periods.

      The Company has investments in cable operations that are accounted for as unconsolidated equity investments. The table below presents operating income from cable television activities, which comprise the Cable Networks and the Company’s cable equity investments (in millions).

	Pro Forma (unaudited)

	2002	2001	% Change

Operating Income:
Cable Networks	$1,026	$1,166	(12)%
Equity Investments:
A&E Television and Lifetime Television	598	698	(14)%
Other	140	191	(27)%

Operating Income from Cable Television Activities	1,764	2,055	(14)%
Partner Share of Operating Income	(618)	(712)	13%

Disney Share of Operating Income	$1,146	$1,343	(15)%

Note: Operating income from cable television activities presented in this table represents 100% of both the Company’s owned cable businesses and its cable equity investees. The Disney share of operating income represents the Company’s ownership interest in cable television operating income. Cable Networks are reported in “Segment operating income” in the statements of income. Equity investments are reported in “Equity in the income of investees” in the statements of income.

      We believe that operating income from cable television activities provides additional information useful in analyzing the underlying business results. However, operating income from cable television activities is a non-GAAP financial metric and should be considered in addition to, not as a substitute for, segment operating income.

      The Company’s share of cable television operating income decreased 15%, or $197 million, to $1.1 billion. The decrease was driven by lower revenues due to the weak advertising market at both ESPN and the cable equity affiliates, higher sports programming costs at ESPN and higher advertising expense at the cable equity affiliates, partially offset by higher affiliate revenues at ESPN. Additionally, the current period reflects the write-down of an investment in a Latin American cable operator.

2001 vs. 2000

      On an as-reported basis, revenues decreased 3%, or $267 million, to $9.6 billion, driven by decreases of $601 million at Broadcasting, partially offset by increases of $334 million at the Cable Networks. The decrease at Broadcasting was driven by lower ratings and the soft advertising market at the ABC television network and the Company’s owned television stations and radio operations. Additionally, revenue declines at the television network reflected lower sports advertising revenues due to ABC airing the Super Bowl in fiscal 2000. The increase at the Cable Networks was driven by annual contractual rate adjustments at ESPN combined with subscriber growth at ESPN, the Disney Channel domestically and internationally, partially offset by the soft advertising market during fiscal 2001. Subscriber growth at the Disney Channel reflected increasing satellite (DBS) and digital subscribers and the continuing conversion of the Disney Channel from a premium to a basic service.

      Segment operating income decreased 11%, or $227 million, to $1.8 billion, driven by a decrease of $275 million at Broadcasting resulting primarily from decreased revenues and higher programming costs, partially offset by an increase of $48 million at the Cable Networks, driven by revenue growth. Costs and expenses decreased 1%, or $40 million for fiscal 2001, but increased as a percentage of revenue. The Company experienced higher programming costs at ESPN, the primetime ABC television network and the Company’s owned television stations and radio operations and start-up costs at the international Disney Channels, offset by lower sports programming costs at the ABC television network due to higher costs for the Super Bowl and two additional National Football

League (NFL) regular season games in fiscal 2000 and lower costs at the Internet Group due to the closure of toysmart.com in fiscal 2000 and cost saving initiatives.

Parks and Resorts

2002 vs. 2001

      Revenues decreased 8%, or $539 million, to $6.5 billion, driven primarily by decreases of $496 million at the Walt Disney World Resort, $40 million at the Disneyland Resort and $24 million at Disney Cruise Line, partially offset by increased royalties of $52 million from the Tokyo Disney Resort. At the Walt Disney World Resort, decreased revenues reflected lower attendance, guest spending and hotel occupancy driven by decreases in international and domestic visitation resulting from continued disruption in travel and tourism and softness in the economy. At the Disneyland Resort, decreased revenues were driven primarily by lower guest spending. Lower guest spending at both Walt Disney World and Disneyland was driven by ticket and other promotional programs as well as a higher mix of local guests, who have higher annual pass usage and tend to spend less per visit. The increased royalties at Tokyo Disney Resort were due to the opening of the Tokyo DisneySea theme park and the Tokyo DisneySea Hotel Mira Costa in the fourth quarter of the prior year.

      Segment operating income decreased 26%, or $417 million, to $1.2 billion, driven by revenue declines at the Walt Disney World Resort and Disneyland Resort, partially offset by decreased costs and expenses and increased royalties from the Tokyo Disney Resort. Costs and expenses, which consist principally of labor, costs of merchandise, food and beverages sold, depreciation, repairs and maintenance, entertainment and marketing and sales expense, decreased 2%, or $122 million, driven primarily by volume decreases, reduced marketing expenses and permanent cost reduction initiatives across all segment businesses and the absence of pre-opening costs for Disney’s California Adventure. These cost decreases were partially offset by higher employee benefit and insurance costs.

2001 vs. 2000

      Revenues increased 3%, or $195 million, to $7.0 billion, driven primarily by growth of $278 million at the Disneyland Resort, $44 million from Disney Cruise Line and $20 million in higher royalties from Tokyo Disneyland, partially offset by a decrease of $187 million at the Walt Disney World Resort. At the Disneyland Resort, the opening of Disney’s California Adventure, Downtown Disney and Disney’s Grand Californian Hotel during the second quarter of fiscal 2001 drove increased attendance, higher occupied room nights and increased guest spending. At the Walt Disney World Resort, decreased revenues were driven by decreased attendance and lower occupied room nights reflecting fiscal 2000 success of the Millennium Celebration, partially offset by increased guest spending and increased revenues at Disney Cruise Line reflecting the strength of the 7-day cruise package that was introduced in the fourth quarter of fiscal 2000. Both the Disneyland Resort and Walt Disney World Resort were impacted by park closures on September 11th and from lower attendance and hotel occupancy due to cancellations and reduced travel during the last three weeks of September 2001.

      Segment operating income decreased 2%, or $29 million, to $1.6 billion, driven by increased costs at the Disneyland Resort, partially offset by revenue growth at Disneyland, continued growth at Disney Cruise Line and on going productivity improvements and cost reduction initiatives at Walt Disney World. Costs and expenses increased 4% or $224 million. Higher costs at the Disneyland Resort were due to the opening of Disney’s California Adventure, Downtown Disney and Disney’s Grand Californian Hotel.

Studio Entertainment

2002 vs. 2001

      Revenues increased 11%, or $682 million, to $6.7 billion, driven by growth of $603 million in worldwide home entertainment and $76 million in domestic theatrical motion picture distribution,

partially offset by a decline of $95 million in international theatrical motion picture distribution. Improvements in worldwide home entertainment revenues reflected strong DVD and VHS sales driven by successful titles including Disney/ Pixar’s Monsters, Inc., Pearl Harbor, Snow White and The Seven Dwarfs and Cinderella II: Dreams Come True along with the success of Miyazaki’s Spirited Away in Japan, which is distributed in certain markets by a Japanese subsidiary of the Company. In domestic theatrical motion picture distribution, revenue increases were driven by the performance of Monsters, Inc., Signs and Lilo & Stitch. Despite the success of Monsters, Inc., decreased international theatrical motion picture distribution revenues reflected stronger performance of prior-year titles, which included Pearl Harbor, Unbreakable and Dinosaur.

      Segment operating income increased 5%, or $13 million, to $273 million, due to increases in worldwide home entertainment, partially offset by a decline in worldwide theatrical motion picture distribution. Costs and expenses, which consist primarily of production cost amortization, distribution and selling expenses, product costs and participation costs, increased 12%, or $669 million, driven by increases in worldwide home entertainment and worldwide theatrical motion picture distribution. Increased costs in worldwide home entertainment reflected higher marketing, distribution and participation costs due to Monsters, Inc. and Pearl Harbor on DVD and VHS. Higher costs in worldwide theatrical motion picture distribution reflected increased marketing and distribution costs and higher participation costs for Monsters, Inc. and Signs and an aggregate $98 million impairment write-down for Treasure Planet, including a $74 million reduction in capitalized film production costs recorded after the film was released on November 27, 2002 (see Note 16 to the Consolidated Financial Statements).

2001 vs. 2000

      Revenues increased 2%, or $91 million to, $6.0 billion, driven by growth of $312 million in worldwide home entertainment and $126 million in stage plays, partially offset by a decline of $306 million in worldwide theatrical motion picture distribution. Improvements in worldwide home entertainment revenues reflected strong DVD and VHS performance driven by successful animated titles including Disney/ Pixar’s Toy Story 2, Dinosaurs, The Emperor’s New Groove and Lady & the Tramp II and stronger performing live-action titles including Spy Kids, Scary Movie, Gone in 60 Seconds and Remember the Titans. Growth in stage plays reflected performances of The Lion King in additional cities and improved performance of Aida. In worldwide theatrical motion picture distribution, the success of Pearl Harbor, Spy Kids and Princess Diaries, faced difficult comparisons to fiscal 2000 titles, which included Toy Story 2, Tarzan, Dinosaur, Scary Movie and The Sixth Sense.

      Segment operating income increased $134 million, to $260 million, due to increases in worldwide home entertainment and stage plays. Costs and expenses decreased 1%, or $43 million, driven by decreases in worldwide theatrical motion picture distribution, partially offset by increases in worldwide home entertainment. In worldwide theatrical motion picture distribution, cost decreases reflected lower distribution expenses and production costs amortization in fiscal 2001 as well as higher participation expenses in fiscal 2000, due to Toy Story 2 and The Sixth Sense. The increased costs in worldwide home entertainment reflected higher distribution expense and production costs amortization driven by an increase in VHS and DVD unit sales and higher participation costs due to the success of Toy Story 2 in fiscal 2001. Stage plays operating expenses also increased due to more productions in fiscal 2001.

Consumer Products

2002 vs. 2001

      On a pro forma basis, revenues decreased 7%, or $179 million, to $2.4 billion, reflecting declines of $81 million in merchandise licensing, $63 million at Disney Interactive and $57 million at the Disney Store, partially offset by increases of $22 million in publishing operations. The decline in merchandise licensing reflected lower guarantee payments in the current year and soft merchandise licensing performance domestically and internationally. Lower revenues at Disney Interactive were due to weaker performing personal computer CD-ROM and video game titles. At the Disney Store, higher comparative store sales were more than offset by lower revenues due to the sale of the Disney Store business in Japan during the third quarter of the current year as well as the impact of store closures domestically. Higher publishing revenues were driven by the successful releases during the current year including Lucky Man: A Memoir by Michael J. Fox and Hope Through Heartsongs.

      On a pro forma basis, segment operating income decreased 6%, or $25 million, to $394 million, primarily driven by declines in merchandise licensing and at Disney Interactive, partially offset by increases at the Disney Store and Disney Catalog. Costs and expenses, which consist primarily of labor, product costs, including product development costs, distribution and selling expenses and leasehold expenses, decreased 7% or $154 million, primarily driven by lower costs at the Disney Store due to the sale of the Japan business, closures of Disney Store locations domestically and lower advertising costs. Decreased costs also reflected lower Disney Interactive sales volumes as well as cost reductions at the Disney Catalog. These decreases were partially offset by volume increases at the continuing Disney Stores and at publishing.

      As-reported revenues decreased 6% to $2.4 billion and segment operating income decreased 2% to $394 million. As-reported amounts include ABC Family operations commencing on the acquisition date, October 24, 2001.

2001 vs. 2000

      On an as-reported basis, revenues decreased 6%, or $172 million, to $2.6 billion, primarily reflecting declines of $157 million at the Disney Stores, which were driven by lower comparative store sales in North America and the impact of the disposition of Fairchild Publications in the first quarter of fiscal 2000.

      Segment operating income increased 4%, or $15 million, to $401 million, primarily driven by benefits from cost reduction initiatives, partially offset by declines at the Disney Stores in North America. Costs and expenses decreased 8% or $187 million, primarily due to lower sales volume at the Disney Stores in North America, decreased catalog circulation and advertising costs and the impact of cost reduction initiatives.

STOCK OPTION ACCOUNTING

      The Company has elected to continue using the intrinsic-value method of accounting for stock-based awards granted to employees until a uniform method of valuing and expensing stock options is promulgated. Accordingly, the Company has not recognized compensation expense for the fair value of its stock-based awards to employees in its Consolidated Statements of Income. Companies electing to remain with the intrinsic-value method accounting in APB 25 must make pro forma disclosures, as if the fair value based method of accounting had been applied.

      The following table reflects pro forma net income (loss) and earnings (loss) per share had the Company elected to record an expense for employee stock options pursuant to the provisions of SFAS 123.

	Year Ended
	September 30,

(in millions, except for per share data)	2002	2001	2000

Net income (loss) attributed to Disney common stock:
As reported	$1,236	$(41)	$1,196
Pro forma after option expense	930	(325)	958
Diluted earnings (loss) per share attributed to Disney common stock:
As reported	0.60	(0.02)	0.57
Pro forma after option expense	0.45	(0.15)	0.46

      These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years.

      Fully diluted shares outstanding and diluted earnings per share include the effect of in-the-money stock options calculated based on the average share price for the period. The dilution from employee options increases as the Company’s share price increases, as shown below:

	Total		Percentage of	Hypothetical
Disney	In-the-Money	Incremental	Average Shares	FY 2002
Share Price	Options	Diluted Shares(1)	Outstanding	EPS Impact(3)

$20.40	24 million	— (2)		$0.00
25.00	104 million	8 million	.39%	0.00
30.00	135 million	19 million	.93%	0.00
40.00	207 million	43 million	2.10%	(0.01)
50.00	216 million	61 million	2.98%	(0.01)

(1)	Represents the incremental impact on fully diluted shares outstanding assuming the average share prices indicated, using the treasury stock method. Under the treasury stock method, the tax effected proceeds that would be received from the exercise of all in-the-money options are assumed to be used to repurchase shares.

(2)	Fully diluted shares outstanding for the year ended September 30, 2002 total 2,044 million and include the dilutive impact of in-the-money options at the average share price for the period of $20.40. At the average share price of $20.40, the dilutive impact of in-the-money options was 4 million shares for the year.

(3)	Based upon fiscal 2002 earnings of $1,236 million or $0.60 per share.

LIQUIDITY AND CAPITAL RESOURCES

      Cash provided by operations decreased 25%, or $762 million, to $2.3 billion, reflecting lower pretax income before non-cash charges and increased film and television production spending and an increase in accounts receivable due to the timing of home video releases, partially offset by lower cash tax payments, and the timing of accounts payable and NFL payments.

      During the year, the Company invested $1.1 billion in parks, resorts and other properties. Investments in parks, resorts and other properties by segment are as follows (in millions):

	Year Ended
	September 30,

	2002	2001

Media Networks	$151	$207
Parks and Resorts	636	1,278
Studio Entertainment	37	36
Consumer Products	58	70
Corporate and unallocated shared expenditures	204	204

	$1,086	$1,795

      Corporate and unallocated shared capital expenditures primarily include hardware and capitalized software costs for new company wide finances and administrative systems.

      Lower spending was driven by decreased Parks and Resorts capital expenditures reflecting the completion of Disney’s California Adventure which opened in February 2001, and certain other resort properties in Florida.

      On October 24, 2001, the Company acquired ABC Family for $5.2 billion, funded with $2.9 billion of new long-term borrowings, plus the assumption of $2.3 billion of borrowings (of which $1.1 billion was subsequently repaid).

      During the year, the Company received proceeds totaling $601 million from the sale of investments, primarily the remaining shares of Knight-Ridder, Inc. that the Company received in connection with the disposition of certain publishing assets in fiscal 1997. Additionally, the Company received aggregate proceeds of $200 million from the sale of the Disney Store business in Japan and the sale of certain real estate properties in the U.K. and Florida.

      During fiscal 2001, the Company invested $480 million to acquire the copyright for certain intellectual property, radio station and publishing assets and the rights to a music library. In fiscal 2001, investing activities also included $137 million of cash proceeds generated primarily from the sale of Infoseek Japan, K.K. Additionally, cash proceeds from the sale of investments resulted primarily from the sale of Knight-Ridder, Inc. shares. During fiscal 2000, investing activities included cash proceeds from the sale of Fairchild Publications and Eurosport. Fiscal 2000 cash proceeds from the sale of investments were driven by the sale of Inktomi shares acquired through the disposition of Ultraseek.

      During the year, the Company’s borrowing activity was as follows (in millions):

	Additions	Payments	Total

Commercial paper borrowings (net change for the year)	$—	$(33)	$(33)
US medium term notes and other USD denominated debt	3,049	(986)	2,063
European medium term notes	989	—	989
Other	—	(76)	(76)
Debt repaid in connection with the ABC Family acquisition	—	(1,051)	(1,051)

	$4,038	$(2,146)	$1,892

      The borrowings issued have effective interest rates, including the impact of cross-currency and interest rate swaps, ranging from 2.2% to 7.0% and mature in fiscal 2005 through fiscal 2032. See Note 7 to the Consolidated Financial Statements for more detailed information regarding the Company’s borrowings.

      Commercial paper borrowings outstanding as of September 30, 2002 totaled $721 million, with maturities of up to one year, supported by $4.5 billion of bank facilities, half scheduled to expire in 2003, and the other half expiring in 2005. These bank facilities allow for borrowings at LIBOR-based rates plus a spread, depending upon the Company’s public debt rating. As of September 30, 2002, the Company had not borrowed against these bank facilities.

      The Company has a U.S. shelf registration statement which allows the Company to borrow up to $7.5 billion of which $3.4 billion is available at September 30, 2002. The Company also has a Euro medium-term note program, which permits the issuance of up to approximately $4 billion of additional debt instruments, which has $2.4 billion of capacity at September 30, 2002.

      During fiscal 2001, the Company acquired approximately 63.9 million shares of Disney common stock and 1.8 million shares of Internet Group common stock for approximately $1.1 billion and $10 million, respectively. No shares were repurchased during the current year. As of September 30, 2002, the Company was authorized to purchase up to approximately 330 million shares of company common stock.

      The Company declared a dividend ($0.21 per Disney share) on December 3, 2002 related to fiscal 2002, which will be payable January 9, 2003 to shareholders of record on December 13, 2002. The Company paid a $434 million dividend ($0.21 per Disney share) during the first quarter of fiscal 2000 applicable to fiscal 1999, paid a $438 million dividend ($0.21 per Disney share) during the first quarter of fiscal 2001 applicable to fiscal 2000 and paid a $428 million dividend ($0.21 per Disney share) during the first quarter of the current year applicable to fiscal 2002. See Note 10 to the Consolidated Financial Statements.

      The Company has a 39% interest in Euro Disney S.C.A., which operates the Disneyland Resort Paris. As of September 30, 2002, Euro Disney has drawn $61 million under a $164 million line of credit with the Company and it is expected that Euro Disney will draw additional amounts under the credit line during fiscal 2003. As of September 30, 2002, Euro Disney had on a US GAAP basis, total assets of $3.0 billion and total liabilities of $2.9 billion, including borrowings of $2.2 billion.

      Total commitments to purchase broadcast programming approximated $14.6 billion at September 30, 2002, including approximately $1.1 billion for available programming. These amounts include approximately $11.3 billion related to sports programming rights, including a six year agreement with the NBA to televise more than 100 regular and post-season games on the ABC Television Network and ESPN, an eight year contract for NFL programming, which commenced with the 1998 season, multiple contracts for college football programming, and two six year contracts for MLB programming, which commenced in fiscal 2000 and 2002, respectively.

      Contractual commitments relating to broadcast programming rights are payable as follows (in millions):

2003	$4,198
2004	3,107
2005	2,882
2006	2,296
2007	1,128
Thereafter	980

$14,591

      The Company expects the ABC Television Network, ESPN and the Company’s television and radio stations to continue to enter into programming commitments to purchase the broadcast rights for various feature films, sports and other programming.

      Over the past year, significant changes have occurred in the commercial insurance market which are impacting the cost and availability of the Company’s insurance coverage. The Company has successfully renewed all of our significant policies in this current fiscal year, though the premiums and deductibles have increased. During the third quarter of the current year, the Company established a wholly owned captive insurance company to insure certain components of loss exposure which were previously insured by third party insurance companies. Accordingly, the Company’s risk of loss has increased.

      As disclosed in the Notes 8 and 14 to the Consolidated Financial Statements, the Company has exposure for certain legal and tax matters. Management believes that it is currently not possible to estimate the impact, if any, that the ultimate resolution of these matters will have on the Company’s financial position or cash flows.

      As disclosed in Note 4 to the Consolidated Financial Statements, the Company’s investment portfolio includes commercial aircraft leveraged lease investments made between 1992 and 1994 totaling $289 million, which are diversified across three air carriers (United Airlines – $114 million, Delta Airlines – $119 million, and FedEx – $56 million) and eleven aircraft. Risk of loss under these transactions is primarily related to the ability of the air carriers to make underlying lease payments.

      We continue to monitor our investment in commercial aircraft leasing transactions given the current status of the airline industry. We have, in particular, been monitoring United Airlines, which has indicated that if it does not obtain significant concessions from each of its employee unions, achieve cost savings in other operating areas of the company and obtain a loan guarantee from the Airline Transportation Stabilization Board, it will have to file for bankruptcy protection. To date, all payments on these leases have been made when due. The inability of any of the companies to make their lease payments or the termination of our leases through a bankruptcy proceeding could result in material charges related to a write-down of some or all of our investment and could accelerate income tax payments.

      The Company believes that its financial condition is strong and that its cash, other liquid assets, operating cash flows, access to debt and equity capital markets and borrowing capacity, taken together, provide adequate resources to fund ongoing operating requirements and future capital expenditures related to the expansion of existing businesses and development of new projects. However, the Company’s operating cash flow and access to the capital markets can be impacted by macroeconomic factors outside of its control. In addition to macroeconomic factors, the Company’s borrowing costs can be impacted by short-and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on the Company’s performance as measured by certain credit measures such as interest coverage and leverage ratios. On October 4, 2002, Standard & Poor’s Ratings Services lowered its long-term ratings on the Company to BBB+ from A- and removed the Company’s ratings from CreditWatch where they were placed with negative implications on August 2, 2002. At the same time, the A-2 short-term corporate credit rating, which was not on CreditWatch, was affirmed. The current outlook is stable. On October 18, 2002, Moody’s Investors Service downgraded the Company’s long-term debt rating to Baa1 from A3, concluding the review for possible downgrade that commenced on August 5, 2002. The Company’s short-term rating of P2 was affirmed and the outlook is stable.

OTHER MATTERS

Accounting Policies and Estimates

      We believe that the application of the following accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management. For a summary of all of our accounting policies, including the accounting policies discussed below, see Note 2 of the Consolidated Financial Statements.

Film and Television Revenues and Costs
      We expense the cost of film and television production and participations as well as multi-year sports rights over the applicable product life cycle based upon the ratio of the current period’s gross revenues to the estimated remaining total gross revenues. These estimates are calculated on an individual production basis for film and television and on an individual contract basis for sports rights. Estimates of total gross revenues can change due to a variety of factors, including the level of market acceptance, advertising rates and subscriber fees.

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

      Costs of film and television productions and programming costs are subject to valuation adjustments pursuant to the applicable accounting rules. The values of the television program licenses and rights are reviewed using a daypart methodology. The Company’s dayparts are: early morning, daytime, late night, prime time, news, children and sports. A daypart is defined as an aggregation of programs broadcast during a particular time of day or programs of a similar type. Estimated values are based upon assumptions about future demand and market conditions. If actual demand or market conditions are less favorable than our projections, potentially significant film, television or programming cost write-downs may be required.

Revenue Recognition
      The Company has revenue recognition policies for its various operating segments, which are appropriate to the circumstances of each business. See Note 2 to the Consolidated Financial Statements for a summary of these revenue recognition policies.

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

Goodwill, Intangible Assets, Long-lived Assets and Investments
      Effective October 1, 2001, we adopted SFAS 142, as described more fully in Note 2 of the Consolidated Financial Statements. SFAS 142 requires that goodwill and other intangible assets be tested for impairment within six months of the date of adoption and then on a periodic basis thereafter. During the first half of the current fiscal year, we completed our impairment testing and determined that there were no impairment losses related to goodwill and other intangible assets. On October 1, 2002, we updated our impairment test and determined that there was no impairment. In assessing the recoverability of goodwill and other intangible assets, projections regarding estimated future cash flows and other factors are made to determine the fair value of the respective assets. If these estimates or related projections change in the future, we may be required to record impairment charges for these assets.

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

Contingencies and Litigation
      We are currently involved in certain legal proceedings and, as required, have accrued our estimate of the probable costs for the resolution of these claims. This estimate has been developed in consultation with outside counsel and is based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings. See Note 14 to the Consolidated Financial Statements for more detailed information on litigation exposure.

Income Tax Audits
      As a matter of course, the Company is regularly audited by both Federal, state and foreign tax authorities. From time to time, these audits result in proposed assessments. Among current audits, the Internal Revenue Service (IRS) is in the final stages of its examination of the Company’s federal income tax returns for 1993 through 1995. In connection with this examination, the IRS has proposed assessments that challenge certain of the Company’s tax positions which, if upheld through the administrative and legal process, could have a material impact on the Company’s earnings and cash flow. The Company believes that its tax positions comply with applicable tax law and it intends to defend its positions vigorously. The Company believes it has adequately provided for any reasonably foreseeable outcome related to these matters, and it does not anticipate any material earnings impact from their ultimate resolution. During 2002, the Company negotiated the settlement of a number of proposed assessments, and it continues to pursue favorable settlement of the remaining items. See

Note 8 to the Consolidated Financial Statements for more detailed information on the Company’s income tax exposure.

Accounting Changes

      In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS 141), which requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method. SFAS 141 superseded APB Opinion No. 16, Business Combinations, and Statement of Financial Accounting Standards No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises and is effective for all business combinations initiated after June 30, 2001.

      Effective October 1, 2001, the Company adopted SFAS 142 which addresses the financial accounting and reporting for acquired goodwill and other intangible assets. As a result of adopting SFAS 142, goodwill and a substantial amount of the Company’s intangible assets are no longer amortized. Pursuant to SFAS 142, intangible assets must be periodically tested for impairment, and the new standard provides six months to complete the impairment review. During the second quarter of fiscal 2002, the Company completed its impairment review, which indicated that there was no impairment. See Note 6 to the Consolidated Financial Statements.

      The FASB also issued Statement of Financial Accounting Standards No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets (SFAS 143) in August 2001, which establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. The Company expects that the provisions of SFAS 143 will not have a material impact on its consolidated results of operations and financial position upon adoption. The Company plans to adopt SFAS 143 effective October 1, 2002.

      The Company adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144) effective October 1, 2001, which did not have a material impact on the Company’s consolidated results of operations and financial position. SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations.

      In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 requires that the initial measurement of a liability be at fair value. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 with early adoption encouraged. The Company plans to adopt SFAS 146 effective October 1, 2002 and does not expect that the adoption will have a material impact on its consolidated results of operations and financial position.

      Effective October 1, 2000, the Company adopted AICPA Statement of Position No. 00-2, Accounting by Producers or Distributors of Films (SOP 00-2). The Company’s results of operations and financial position reflect the impact of the new standard commencing October 1, 2000 and the Company recorded a one-time after-tax charge of $228 million, or $0.11 per share, representing the cumulative effect of the adoption of SOP 00-2 in its consolidated financial statements for the year ended September 30, 2001.

      In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 Accounting for Derivative Instruments and Hedging Activities (SFAS 133), subsequently amended by SFAS No. 137 and SFAS No. 138. SFAS 133 requires the Company to record all derivatives on the balance sheet at fair value. Changes in derivative fair values will either be recognized in earnings as offsets to the changes in fair value of related hedged assets, liabilities and firm commitments or, for forecasted transactions, deferred and recorded as a component of accumulated other comprehensive income (AOCI) until the hedged transactions occur and are recognized in earnings. The ineffective portion of a hedging derivative’s change in fair value will be immediately recognized in earnings.

      As a result of adopting SFAS 133 as of October 1, 2000, and in accordance with the transition provisions, the Company recorded a one-time after-tax charge of $50 million, or $0.02 per share, in its Consolidated Statements of Income representing the cumulative effect of the adoption and an after-tax unrealized gain of $60 million to AOCI.

Forward-Looking Statements

      The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company. We may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to our stockholders. Such statements may, for example, express expectations or projections about future actions that we may take, including restructuring or strategic initiatives or about developments beyond our control including changes in domestic or global economic conditions. These statements are made on the basis of management’s views and assumptions as of the time the statements are made. There can be no assurance, however, that our expectations will necessarily come to pass.

      Factors that may affect forward-looking statements. For an enterprise as large and complex as the Company, a wide range of factors could materially affect future developments and performance, including the following:

Changes in Company-wide or business-unit strategies, which may result in changes in the types or mix of businesses in which the Company is involved or chooses to invest;

Changes in U.S., global or regional economic conditions, which may affect attendance and spending at the Company’s parks and resorts, purchases of Company-licensed consumer products, the advertising market for broadcast and cable television programming and the performance of the Company’s theatrical and home entertainment releases;

Changes in U.S. and global financial and equity markets, including market disruptions and significant interest rate fluctuations, which may impede the Company’s access to, or increase the cost of, external financing for its operations and investments;

Increased competitive pressures, both domestically and internationally, which may, among other things, affect the performance of the Company’s parks and resorts operations and lead to increased expenses in such areas as television programming acquisition and motion picture production and marketing;

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

Adverse weather conditions or natural disasters, such as hurricanes and earthquakes, which may, among other things, impair performance at the Company’s parks and resorts;

Technological developments that may affect the distribution of the Company’s creative products or create new risks to the Company’s ability to protect its intellectual property;

Labor disputes, which may lead to increased costs or disruption of operations in any of the Company’s business units;

Changing public and consumer taste, which may among other things, affect the Company’s entertainment, broadcasting and consumer products businesses generally or the Company’s parks and resorts operating specifically, or result in increases in broadcasting losses or loss of advertising revenue; and

International, political and military developments that may affect among other things, travel and leisure businesses generally or the Company’s parks and resorts operations specifically, or result in increases in broadcasting costs or loss of advertising revenue.

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

      Our objective in managing exposure to interest rate changes are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we primarily use interest rate swaps to manage net exposure to interest rate changes related to the Company’s portfolio of borrowings. The Company maintains fixed rate debt as a percentage of its net debt between a minimum and maximum percentage, which is set by policy.

      Our objective in managing exposure to foreign currency fluctuations is to reduce earnings and cash flow volatility in order to allow management to focus on core business issues and challenges. Accordingly, the Company enters into various contracts that change in value as foreign exchange rates change to protect the value of its existing foreign currency assets, liabilities, commitments and forecasted foreign currency revenues. The Company utilizes option strategies and forward contracts that provide for the sale of foreign currencies to hedge probable, but not firmly committed, revenues. The Company also uses forward contracts to hedge foreign currency assets and liabilities in the same principal currencies. The principal currencies hedged are European euro, British pound, Japanese yen and Canadian dollar. By policy, the Company maintains hedge coverage between minimum and maximum percentages of its forecasted foreign exchange exposures generally for periods not to exceed five years. The gains and losses on these contracts offset changes in the value of the related exposures.

      In addition, we use various financial instruments to minimize the exposure to changes in fair market value of certain investments in debt and equity securities.

      It is the Company’s policy to enter into foreign currency and interest rate transactions and other financial instruments only to the extent considered necessary to meet its objectives as stated above. The Company does not enter into these transactions for speculative purposes.

Value at Risk

      The Company utilizes a “Value-at-Risk” (VAR) model to determine the maximum potential one-day loss in the fair value of its interest rate, foreign exchange and qualifying equity sensitive financial instruments. The VAR model estimates were made assuming normal market conditions and a 95% confidence level. Various modeling techniques can be used in a VAR computation. The Company’s computations are based on the interrelationships between movements in various interest rates, currencies and equity prices (a “variance/ co-variance” technique). These interrelationships were determined by observing interest rate, foreign currency and equity market changes over the preceding quarter for the calculation of VAR amounts at year-end and over each of the four quarters for the calculation of average VAR amounts during the year. The model includes all of the Company’s debt as well as all interest rate and foreign exchange derivative contracts and qualifying equity investments. The values of foreign exchange options do not change on a one-to-one basis with the underlying currencies, as exchange rates vary. Therefore, the hedge coverage assumed to be obtained from each option has been adjusted to reflect its respective sensitivity to changes in currency values. Forecasted transactions, firm commitments and receivables and accounts payable denominated in foreign currencies, which certain of these instruments are intended to hedge, were excluded from the model.

      The VAR model is a risk analysis tool and does not purport to represent actual losses in fair value that will be incurred by the Company, nor does it consider the potential effect of favorable changes in market factors. See Note 13 to the Consolidated Financial Statements regarding the Company’s financial instruments at September 30, 2002 and 2001.

      The estimated maximum potential one-day loss in fair value, calculated using the VAR model, is as follows (unaudited, in millions):

	Interest Rate	Currency
	Sensitive	Sensitive	Equity Sensitive
	Financial	Financial	Financial	Combined
	Instruments	Instruments	Instruments	Portfolio

VAR as of September 30, 2002	$39	$15	$1	$33
Average VAR during the year ended September 30, 2002	$36	$13	$1	$33
Highest VAR during the year ended September 30, 2002	$40	$15	$3	$36
Lowest VAR during the year ended September 30, 2002	$27	$10	$1	$27

ITEM 8.	Financial Statements and Supplementary Data

      See Index to Financial Statements and Supplemental Data on page 54.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

ITEM 10.	Directors and Executive Officers of the Company

      Information regarding directors appearing under the caption “Election of Directors” in the Company’s Proxy Statement for the 2003 annual Meetings of Shareholders is hereby incorporated by reference.

      Information regarding executive officers is included in Part I of this Form 10-K as permitted by General Instruction G(3).

ITEM 11.	Executive Compensation

      Information appearing under the captions “How are directors compensated?” and “Executive Compensation” in the 2003 Proxy Statement is hereby incorporated by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management

      Information setting forth the security ownership of certain beneficial owners and management appearing under the caption “Stock Ownership” in the 2003 Proxy Statement is hereby incorporated by reference.

ITEM 13.	Certain Relationships and Related Transactions

      During fiscal 2002, Jennifer Gold, a daughter of Director Stanley Gold, was employed by a Company subsidiary as a senior marketing manager. Ms. Gold was paid an aggregate salary of $86,033 for her services during the year. Director Ray Watson’s son David Watson worked as executive director for new media for a Company subsidiary during the year, receiving an aggregate salary of $155,917. Ms. Gold and Mr. Watson are also eligible for a discretionary annual bonus, although decisions with respect to bonuses for fiscal 2002 had yet not been made as of the date of this report.

      Director John Bryson’s wife, Louise Bryson, serves as Executive Vice President – Affiliate Sales and Marketing for Lifetime Entertainment Television, a cable television programming service in which the Company has an indirect 50% equity interest. Ms. Bryson received a salary (including car allowance) of $386,483 for her services with Lifetime during fiscal 2002. She is also eligible for a discretionary annual bonus, although as of the date of this report, no bonus determination had been made by Lifetime with respect to Ms. Bryson. By agreement among the Company, Lifetime and Lifetime’s other equity owner, The Hearst Corporation, neither the Company nor any of its employees or affiliates participates in any decision making at Lifetime with respect to Ms. Bryson’s performance or compensation.

      The Company paid a net amount of $623,782 to Air Shamrock, Inc. as reimbursement for use of an Air Shamrock aircraft for business travel during fiscal 2002 by Vice Chairman Roy Disney during which he was frequently accompanied by other Company directors and/or employees. Payment was based on an independent evaluation obtained by the Company of the average incremental cost of operating that type of aircraft, plus an allowance for incremental expenses, which together formed the basis for an agreed maximum reimbursement rate. Air Shamrock is owned by Mr. Disney and Shamrock Holdings, Inc., of which Mr. Disney is a director and which is wholly owned by Mr. Disney and his children and trusts for their and his grandchildren’s benefit. Director Stanley Gold is also a director of Air Shamrock, Inc. and President and Chief Executive Officer of Shamrock Holdings, Inc.

      Company President Robert Iger’s father-in-law, Eugene Bay, is a principal of Eugene Bay Associates, Inc., a marketing company that has been retained by the Company’s subsidiary ESPN,

Inc. since 1990 (prior to Mr. Iger’s marriage to Mr. Bay’s daughter) to provide sports marketing services. Mr. Bay’s company received a total of $69,892 for services provided during fiscal 2002.

      The Company’s Disney Vacation Club subsidiary paid Director Robert Stern’s firm, Robert A.M. Stern Associates, an aggregate of $45,294 in fees and expenses during fiscal 2002 for architectural services originally contracted for in a prior year. In addition, Mr. Stern’s firm received a total of $60,374 in fees and expenses from Euro Disney S.C.A. during the year for development services.

      During fiscal 2002, the Company paid the law firm of Verner, Liipfert, Bernhard, McPherson & Hand, of which Senator Mitchell was chairman, a total of $442,872 in fees and expenses for legal and regulatory services. Of this total, $363,055 related to work performed in fiscal 2001 or the first quarter of 2002. No services were provided after May 2002. In October 2002, Verner, Liipfert, Bernhard, McPherson & Hand merged with Piper Rudnick LLP, and Mr. Mitchell relinquished his position as chairman. The Company is not retaining Piper Rudnick LLP for any further services.

      The Company’s subsidiary ABC, Inc. makes an office and secretarial services available to Director Thomas Murphy, who served as Chairman of the Board of Capital Cities/ ABC, Inc. prior to its acquisition by the Company in 1996. ABC, Inc. also provides Mr. Murphy with a leased car and a driver. The aggregate cost to the Company of the secretarial and transportation services in fiscal 2002 was approximately $205,500, while Mr. Murphy’s office represented an internal cost allocation of approximately $62,500.

      During fiscal 2002, the Company made a contribution of $5,000,000 through The Performing Arts Center of Los Angeles County to Walt Disney Concert Hall I, a California not-for-profit corporation. The contribution was the fourth equal installment of a $25,000,000 pledge under a pledge agreement, dated November 26, 1997, for development of The Walt Disney Concert Hall and The Roy O. and Edna F. Disney CalArts Theater in downtown Los Angeles, California. Director Andrea Van de Kamp serves as Chairman and Chief Executive Officer of The Performing Arts Center, and was a director of Walt Disney Concert Hall I until November 2002. Ms. Van de Kamp was not a member of the Company’s Board of Directors at the time of the Company’s pledge.

ITEM 14.	Controls and Procedures

      We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors.

      Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the principal executive officer and principal financial officer of The Walt Disney Company have concluded that The Walt Disney Company’s disclosure controls and procedures (as defined in Rules 13a-14[c] and 15d-14[c] under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by The Walt Disney Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

      There were no significant changes in The Walt Disney Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their most recent evaluation.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Exhibits and Financial Statements and Schedules

(1) Financial Statements and Schedules

    See Indices to Financial Statements and Supplemental Data at page 54.

(2)	Exhibits

The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

	Exhibit	Location

3(a)	Amended and Restated Certificate of Incorporation of the Company	Annex C to the Joint Proxy Statement/ Prospectus included in the Registration Statement on Form S-4 (No. 333-88105) of the Company, filed Sept. 30, 1999
3(b)	Bylaws of the Company	Exhibit 3 to the Form 10-Q of the Company for the period ended Mar. 30, 2000
4(a)	Form of Registration Rights Agreement entered into or to be entered into with certain stockholders	Exhibit B to Exhibit 2.1 to the Current Report on Form 8-K of Disney Enterprises, Inc. (“DEI”), dated July 31, 1995
4(b)	Five-Year Credit Agreement, dated as of Mar. 8, 2000	Exhibit 4(b) to the 2000 Form 10-K of the Company
4(c)	Indenture, dated as of Nov. 30, 1990, between DEI and Bankers Trust Company, as Trustee	Exhibit 2 to the Current Report on Form 8-K of DEI, dated Jan. 14, 1991
4(d)	Indenture, dated as of Mar. 7, 1996, between the Company and Citibank, N.A., as Trustee	Exhibit 4.1(a) to the Current Report on Form 8-K of the Company, dated Mar. 7, 1996
4(e)	Senior Debt Securities Indenture, dated as of September 24, 2001, between the Company and Wells Fargo Bank, N.A., as Trustee	Exhibit 4.1 to the Current Report on Form 8-K of the Company, dated September 24, 2001
4(f)	Other long-term borrowing instruments are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Company undertakes to furnish copies of such instruments to the Commission upon request
10(a)	(i) Agreement on the Creation and the Operation of Euro Disneyland en France, dated Mar. 25, 1987, and (ii) Letter relating thereto of the Chairman of Disney Enterprises, Inc., dated Mar. 24, 1987	Exhibits 10(b) and 10(a), respectively, to the Current Report on Form 8-K of DEI, dated Apr. 4, 1987
10(b)	Composite Limited Recourse Financing Facility Agreement, dated as of Apr. 27, 1988, between DEI and TDL Funding Company, as amended	Exhibit 10(b) to the 1997 Form 10-K of the Company

	Exhibit	Location

10(c)	Employment Agreement, dated June 29, 2000, between the Company and Michael D. Eisner	Exhibit 10(a) to the Form 10-Q of the Company for the period ended June 30, 2000
10(d)	Employment Agreement, dated Jan. 24, 2000, between the Company and Robert A. Iger	Exhibit 10 to the Form 10-Q of the Company for the period ended Mar. 30, 2000
10(e)	Amendment, dated April 15, 2002, to the Employment Agreement between the Company and Robert A. Iger	Filed herewith
10(f)	Form of Indemnification Agreement for certain officers and directors	Annex C to the Proxy Statement for the 1988 annual meeting of DEI
10(g)	1995 Stock Option Plan for Non-Employee Directors	Exhibit 20 to the Form S-8 Registration Statement (No. 33-57811) of DEI, dated Feb. 23, 1995
10(h)	Amended and Restated 1990 Stock Incentive Plan and Rules	Appendix B-2 to the Joint Proxy Statement/ Prospectus included in the Form S-4 Registration Statement (No. 33-64141) of DEI, dated Nov. 13, 1995
10(i)	Amended and Restated 1995 Stock Incentive Plan and Rules	Exhibit 4.3 to the Form S-8 Registration Statement (No. 333-74624) of the Company, dated December 6, 2001
10(j)	(i) 1987 Stock Incentive Plan and Rules and (ii) 1984 Stock Incentive Plan and Rules	Exhibits 1(a), 1(b), 2(a) and 2(b), respectively, to the Prospectus contained in the Form S-8 Registration Statement (No. 33-26106) of DEI, dated Dec. 20, 1988
10(k)	Contingent Stock Award Rules under DEI’s 1984 Stock Incentive Plan	Exhibit 10(t) to the 1986 Form 10-K of DEI
10(l)	Amendment, dated June 26, 2000, to the Company’s Stock Incentive Plans	Exhibit 10(b) to the Form 10-Q of the Company for the period ended June 30, 2000
10(m)	Bonus Performance Plan for Executive Officers	Exhibit 10(1) to the 1998 Form 10-K of the Company
10(n)	2002 Executive Performance Plan	Annex 1 to the Proxy Statement for the 2002 annual meeting of the Company
10(o)	1997 Non-Employee Directors Stock and Deferred Compensation Plan	Exhibit 4.3 to the Form S-8 Registration Statement (No. 333-31012) of the Company, dated Feb. 24, 2000
10(p)	Key Employees Deferred Compensation and Retirement Plan	Exhibit 10(p) to the 1997 Form 10-K of the Company
10(q)	Group Personal Excess Liability Insurance Plan	Exhibit 10(x) to the 1997 Form 10-K of the Company
10(r)	Family Income Assurance Plan (summary description)	Exhibit 10(y) to the 1997 Form 10-K of the Company

	Exhibit	Location

10(s)	Employee Stock Option Plan of Capital Cities/ ABC, Inc., as amended	Exhibit 10(f) to the 1992 Form 10-K of Capital Cities/ ABC, Inc.
10(t)	1991 Stock Option Plan of Capital Cities/ ABC, Inc., as amended	Exhibit 6(a)(i) to the Form 10-Q of the Company for the period ended Mar. 31, 1996
21	Subsidiaries of the Company	Filed herewith
23	Consent of PricewaterhouseCoopers LLP	Included herein at page 55

(b) Reports on Form 8-K

      During the quarter, the Company filed a current report on Form 8-K, dated August 9, 2002, with respect to the filing with the Securities and Exchange Commission of sworn statements of the Company’s Chief Executive Officer and Chief Financial Officer relating to the Company’s filings with the Commission.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE WALT DISNEY COMPANY

(Registrant)

Date: December 4, 2002

By: /s/ MICHAEL D. EISNER

(Michael D. Eisner,
Chairman of the Board and Chief Executive Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer /s/ MICHAEL D. EISNER Michael D. Eisner	Chairman of the Board and Chief Executive Officer	December 4, 2002

Principal Operating Officer /s/ ROBERT A. IGER (Robert A. Iger)	President and Chief Operating Officer	December 4, 2002

Principal Financial and Accounting Officers /s/ THOMAS O. STAGGS (Thomas O. Staggs)	Senior Executive Vice President and Chief Financial Officer	December 4, 2002

/s/ JOHN J. GARAND (John J. Garand)	Executive Vice President – Planning and Control	December 4, 2002

Directors /s/ REVETA F. BOWERS (Reveta F. Bowers)	Director	December 4, 2002

/s/ JOHN E. BRYSON (John E. Bryson)	Director	December 4, 2002

/s/ ROY E. DISNEY (Roy E. Disney)	Director	December 4, 2002

/s/ MICHAEL D. EISNER (Michael D. Eisner)	Director	December 4, 2002

/s/ JUDITH L. ESTRIN (Judith L. Estrin)	Director	December 4, 2002

Signature	Title	Date

/s/ STANLEY P. GOLD (Stanley P. Gold)	Director	December 4, 2002

/s/ MONICA C. LOZANO (Monica C. Lozano)	Director	December 4, 2002

/s/ GEORGE J. MITCHELL (George J. Mitchell)	Director	December 4, 2002

/s/ THOMAS S. MURPHY (Thomas S. Murphy)	Director	December 4, 2002

/s/ LEO J. O’DONOVAN, S.J. (Leo J. O’Donovan, S.J.)	Director	December 4, 2002

/s/ SIDNEY POITIER (Sidney Poitier)	Director	December 4, 2002

/s/ ROBERT A.M. STERN (Robert A.M. Stern)	Director	December 4, 2002

/s/ ANDREA L. VAN DE KAMP (Andrea L. Van de Kamp)	Director	December 4, 2002

/s/ RAYMOND L. WATSON (Raymond L. Watson)	Director	December 4, 2002

/s/ GARY L. WILSON (Gary L. Wilson)	Director	December 4, 2002

CERTIFICATIONS

      I, Michael D. Eisner, Chairman of the Board and Chief Executive Officer of The Walt Disney Company (the “Company”), certify that:

1. I have reviewed this annual report on Form 10-K of the Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 4, 2002

By: /s/ MICHAEL D. EISNER

Michael D. Eisner

Chairman of the Board
and Chief Executive Officer

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the Quarterly Report of The Walt Disney Company (the “Company”) on Form 10-K for the fiscal year ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Michael D. Eisner, Chairman of the Board and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By: /s/ MICHAEL D. EISNER

Michael D. Eisner
Chairman of the Board
and Chief Executive Officer
December 4, 2002

CERTIFICATIONS

      I, Thomas O. Staggs, Senior Executive Vice President and Chief Financial Officer of The Walt Disney Company (the “Company”), certify that:

1. I have reviewed this annual report on Form 10-K of the Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 4, 2002

By: /s/ THOMAS O. STAGGS

Thomas O. Staggs
Senior Executive Vice President
and Chief Financial Officer

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the Quarterly Report of The Walt Disney Company (the “Company”) on Form 10-K for the fiscal year ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Thomas O. Staggs, Senior Executive Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By: /s/ THOMAS O. STAGGS

Thomas O. Staggs
Senior Executive Vice President
and Chief Financial Officer
December 4, 2002

THE WALT DISNEY COMPANY AND SUBSIDIARIES

All schedules are omitted for the reason that they are not applicable or the required information is included in the financial statements or notes.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of The Walt Disney Company

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders’ equity, and cash flows present fairly, in all material respects, the financial position of The Walt Disney Company and its subsidiaries (the Company) at September 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Accordingly, the Company ceased amortizing goodwill and indefinite lived intangible assets as of October 1, 2001.

PRICEWATERHOUSECOOPERS LLP

Los Angeles, California

November 15, 2002,
except as to Note 16
which is dated
December 3, 2002.

CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 33-26106, 33-35405, 33-39770, 33-57811, 333-91571, 333-31012 and 333-74624), Form S-3 (333-67870) and Form S-3/A (333-52659 and 333-34167) of The Walt Disney Company of our report dated November 15, 2002, except as to Note 16 which is dated December 3, 2002, related to the consolidated financial statements of The Walt Disney Company which appears in this Form 10-K.

PRICEWATERHOUSECOOPERS LLP

Los Angeles, California

December 3, 2002

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

Year Ended September 30,	2002	2001	2000

Revenues	$25,329	$25,172	$25,325
Costs and expenses	(22,924)	(21,573)	(21,567)
Amortization of intangible assets	(21)	(767)	(1,233)
Gain on sale of businesses	34	22	489
Net interest expense and other	(453)	(417)	(497)
Equity in the income of investees	225	300	208
Restructuring and impairment charges	—	(1,454)	(92)

Income before income taxes, minority interests and the cumulative effect of accounting changes	2,190	1,283	2,633
Income taxes	(853)	(1,059)	(1,606)
Minority interests	(101)	(104)	(107)

Income before the cumulative effect of accounting changes	1,236	120	920
Cumulative effect of accounting changes:
Film accounting	—	(228)	—
Derivative accounting	—	(50)	—

Net income (loss)	$1,236	$(158)	$920

Earnings (loss) attributed to Disney common stock(1)	$1,236	$(41)	$1,196

Earnings per share before the cumulative effect of accounting changes attributed to Disney common stock:(1)
Diluted	$0.60	$0.11	$0.57

Basic	$0.61	$0.11	$0.58

Cumulative effect of accounting changes per Disney Share:
Film accounting	$—	$(0.11)	$—
Derivative accounting	—	(0.02)	—

	$—	$(0.13)	$—

Earnings (loss) per share attributed to Disney common stock:(1)
Diluted	$0.60	$(0.02)	$0.57

Basic	$0.61	$(0.02)	$0.58

Average number of common and common equivalent shares outstanding for the Disney common stock:
Diluted	2,044	2,100	2,103

Basic	2,040	2,085	2,074

Loss attributed to Internet Group common stock	n/a	$(117)	$(276)

Loss per share attributed to Internet Group common stock (basic and diluted)	n/a	$(2.72)	(6.18)

Average number of common and common equivalent shares outstanding for the Internet Group common stock	n/a	43	45

(1)	Including Disney’s retained interest in the Internet Group. Disney’s retained interest in the Internet Group reflects 100% of Internet Group losses through November 17, 1999, approximately 72% for the period from November 18, 1999 through January 28, 2001 (the last date prior to the announcement of the conversion of the Internet Group common stock) and 100% thereafter.

See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)

September 30,	2002	2001

ASSETS
Current Assets
Cash and cash equivalents	$1,239	$618
Receivables	4,049	3,343
Inventories	697	671
Television costs	661	769
Deferred income taxes	624	622
Other assets	579	582

Total current assets	7,849	6,605
Film and television costs	5,959	5,641
Investments	1,810	2,112
Parks, resorts and other property, at cost
Attractions, buildings and equipment	18,917	18,846
Accumulated depreciation	(8,133)	(7,662)

	10,784	11,184
Projects in progress	1,148	911
Land	848	811

	12,780	12,906
Intangible assets, net	2,776	2,736
Goodwill	17,083	12,106
Other assets	1,788	1,704

	$50,045	$43,810

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and other accrued liabilities	$5,173	$4,404
Current portion of borrowings	1,663	829
Unearned royalties and other advances	983	787

Total current liabilities	7,819	6,020
Borrowings	12,467	8,940
Deferred income taxes	2,597	2,729
Other long term-liabilities	3,283	3,067
Minority interests	434	382
Commitments and contingencies (Note 14)
Stockholders’ Equity
Preferred stock, $.01 par value
Authorized – 100 million shares, Issued – none
Common stock
Common stock – Disney, $.01 par value
Authorized – 3.6 billion shares, Issued – 2.1 billion shares	12,107	12,096
Common stock – Internet Group, $.01 par value
Authorized – 1.0 billion shares, Issued – none
Retained earnings	12,979	12,171
Accumulated other comprehensive (loss) income	(85)	10

	25,001	24,277
Treasury stock, at cost, 81.4 million Disney shares	(1,395)	(1,395)
Shares held by TWDC Stock Compensation Fund II, at cost
Disney – 6.6 million and 8.6 million shares	(161)	(210)

	23,445	22,672

	$50,045	$43,810

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

Year Ended September 30,	2002	2001	2000

NET INCOME (LOSS)	$1,236	$(158)	$920
OPERATING ITEMS NOT REQUIRING CASH
Depreciation	1,021	987	962
Amortization of intangible assets	21	767	1,233
Gain on sale of businesses	(34)	(22)	(489)
Equity in the income of investees	(225)	(300)	(208)
Restructuring and impairment charges	—	1,247	92
Minority interests	101	104	107
Cumulative effect of accounting changes	—	278	—
Film and television costs	(97)	(13)	(210)
Other	364	402	164

	1,151	3,450	1,651

CHANGES IN WORKING CAPITAL
Receivables	(535)	279	223
Inventories	(35)	54	65
Other assets	(86)	6	36
Accounts and taxes payable and other accrued liabilities	225	(435)	436
Television costs	404	(149)	402
Deferred income taxes	(74)	1	22

	(101)	(244)	1,184

Cash provided by operations	2,286	3,048	3,755

INVESTING ACTIVITIES
Investments in parks, resorts and other property	(1,086)	(1,795)	(2,013)
Acquisitions (net of cash acquired)	(2,845)	(480)	(34)
Dispositions	200	137	913
Proceeds from sale of investments	601	235	207
Purchases of investments	(9)	(88)	(82)
Investments in Euro Disney	—	—	(91)
Other	(37)	(24)	9

Cash used by investing activities	(3,176)	(2,015)	(1,091)

FINANCING ACTIVITIES
Borrowings	4,038	3,070	1,117
Reduction of borrowings	(2,113)	(2,807)	(2,494)
Commercial paper borrowings, net	(33)	(186)	(741)
Exercise of stock options and other	47	177	482
Repurchases of common stock	—	(1,073)	(166)
Dividends	(428)	(438)	(434)

Cash provided (used) by financing activities	1,511	(1,257)	(2,236)

Increase (decrease) in cash and cash equivalents	621	(224)	428
Cash and cash equivalents, beginning of year	618	842	414

Cash and cash equivalents, end of year	$1,239	$618	$842

Supplemental disclosure of cash flow information:
Interest paid	$674	$625	$583

Income taxes paid	$447	$881	$1,170

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions, except per share data)

								TWDC
								Stock
						Accumulated		Compen-
			Common			Other		sation
	Shares		Stock			Compre-		Fund
					Retained	hensive	Treasury			Stockholders’
	DIS	DIG	DIS	DIG	Earnings	Income	Stock	DIS	DIG	Equity Total

BALANCE AT SEPTEMBER 30, 1999	2,064	—	9,324	—	12,281	(25)	(605)	—	—	20,975
Common stock issued	—	44	—	2,149	—	—	—	—	—	2,149
Exercise of stock options, net	27	2	596	32	—	—	(84)	115	—	659
Common stock repurchased	(5)	(1)	—	—	—	—	—	(155)	(11)	(166)
Dividends ($0.21 per Disney share)	—	—	—	—	(434)	—	—	—	—	(434)
Other comprehensive (loss) (net of tax benefit of $30 million)	—	—	—	—	—	(3)	—	—	—	(3)
Net income	—	—	—		920	—	—	—	—	920

BALANCE AT SEPTEMBER 30, 2000	2,086	45	9,920	2,181	12,767	(28)	(689)	(40)	(11)	24,100
Common stock issued (cancellation)	—	(1)	—	(22)	—	—	—	—	—	(22)
Exercise of stock options, net	8	—	17	—	—	—	—	208	—	225
Common stock repurchased	(64)	(2)	—	—	—	—	(706)	(357)	(10)	(1,073)
Conversion of DIG shares	8	(42)	2,159	(2,159)	—	—	—	(21)	21	—
Dividends ($0.21 per Disney share)	—	—	—	—	(438)	—	—	—	—	(438)
Other comprehensive income (net of tax expense of $23 million)	—	—	—	—	—	38	—	—	—	38
Net loss	—	—	—	—	(158)	—	—	—	—	(158)

BALANCE AT SEPTEMBER 30, 2001	2,038	—	$12,096	$—	$12,171	$10	$(1,395)	$(210)	$—	$22,672
Exercise of stock options, net	3	—	11	—	—	—	—	49	—	60
Dividends ($0.21 per Disney share)	—	—	—	—	(428)	—	—	—	—	(428)
Other comprehensive (loss) (net of tax benefit of $56 million)	—	—	—	—	—	(95)	—	—	—	(95)
Net income	—	—	—	—	1,236	—	—	—	—	1,236

BALANCE AT SEPTEMBER 30, 2002	2,041	—	$12,107	$—	$12,979	$(85)	$(1,395)	$(161)	$—	$23,445

Comprehensive income (loss) is as follows:

	2002	2001	2000

Net income (loss)	$1,236	$(158)	$920
Cumulative effect of adoption of SFAS 133, net of tax	—	60	—
Market value adjustments for investments and hedges, net of tax	(101)	(18)	15
Foreign currency translation and other, net of tax	6	(4)	(18)

Comprehensive income (loss)	$1,141	$(120)	$917

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular dollars in millions, except per share amounts)

1 Description of the Business and Segment Information

       The Walt Disney Company, together with the subsidiaries through which the Company’s businesses are conducted (the Company), is a diversified worldwide entertainment company with operations in the following business segments: Media Networks, Parks and Resorts, Studio Entertainment and Consumer Products.

DESCRIPTION OF THE BUSINESS

Media Networks

      The Company operates the ABC Television Network and the ABC Radio Networks, which have affiliated stations providing coverage to households throughout the United States. The Company also owns television and radio stations, most of which are affiliated with either the ABC Television Network or the ABC Radio Networks. The Company’s cable/ satellite and international broadcast operations are principally involved in the production and distribution of cable television programming, the licensing of programming to domestic and international markets and investing in foreign television broadcasting, production and distribution entities. Primary cable/ satellite programming services, which operate through consolidated subsidiary companies, are ESPN-branded networks, the Disney Channel, Disney Channel Worldwide, SOAPnet, Toon Disney, ABC Family Channel and Fox Kids channels in Europe and Latin America. Other programming services that operate through joint ventures, and are accounted for under the equity method, include A&E Television Networks, Lifetime Entertainment Services and E! Entertainment Television. The Company also produces original television programming for network, first-run syndication, pay and international syndication markets. Additionally, the Company operates ABC-, ESPN-, and Disney-branded Internet web site businesses.

Parks and Resorts

      The Company operates the Walt Disney World Resort in Florida and the Disneyland Resort in California. The Walt Disney World Resort includes the Magic Kingdom, Epcot, Disney-MGM Studios and Disney’s Animal Kingdom, thirteen resort hotels, a retail, dining and entertainment complex, a sports complex, conference centers, campgrounds, golf courses, water parks and other recreational facilities. In addition, Disney Cruise Line is operated out of Port Canaveral, Florida. The Disneyland Resort includes Disneyland, Disney’s California Adventure, three resort hotels and Downtown Disney. Disney’s Regional Entertainment operates sports-themed ESPN Zone dining and entertainment facilities. The Company earns royalties on revenues generated by the Tokyo Disneyland Resort, which includes two theme parks and two Disney-branded hotels, near Tokyo, Japan, and is owned and operated by an unrelated Japanese corporation. The Company has an investment in Euro Disney S.C.A. (Euro Disney), a publicly held French entity that operates Disneyland Resort Paris, which includes the Disneyland Park, the Walt Disney Studio Park, seven themed hotels, two convention centers, the Disney Village, a shopping, dining and entertainment center and a 27 hole golf facility. The Company earns royalties on Disneyland Resort Paris revenues. A subsidiary of the Company also receives management fees from Euro Disney. The Company’s Walt Disney Imagineering unit designs and develops new theme park concepts and attractions, as well as resort properties. The Company also manages and markets vacation ownership interests in the Disney Vacation Club. Included in Parks & Resorts are the Company’s National Hockey League franchise, the Mighty Ducks of Anaheim, and the Anaheim Angels, a Major League Baseball team.

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

Consumer Products

      The Company licenses the name “Walt Disney,” as well as the Company’s characters and, visual and literary properties, to various manufacturers, retailers, show promoters and publishers throughout the world. The Company also engages in direct retail distribution, principally through the Disney Stores, and produces books and magazines for the general public in the United States and Europe. In addition, the Company produces computer software products for the entertainment market, as well as film, video and computer software products for the educational marketplace. The Company’s Direct Marketing business operates the Disney Catalog, which markets Disney-themed merchandise through the direct mail channel. Catalog offerings include merchandise developed exclusively for the Disney Catalog and DisneyStore.com, as well as products from the Disney Store, other internal Disney partners and Disney licensees.

SEGMENT INFORMATION

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

      The following segment results include allocations of certain costs, including certain information technology costs, pension, legal and other shared services, which are allocated based on consumption. In addition, while all significant intersegment transactions have been eliminated, Studio Entertainment revenues and operating income include an allocation of Consumer Products revenues, which is meant to reflect a portion of Consumer Products revenues attributable to certain film properties. These allocations are agreed-upon amounts between the businesses and may differ from amounts that would be negotiated in an arm’s-length transaction.

Business Segments	2002	2001	2000

Revenues
Media Networks	$9,733	$9,569	$9,836

Parks and Resorts	6,465	7,004	6,809

Studio Entertainment
Third parties	6,622	5,952	5,837
Intersegment	69	57	81

	6,691	6,009	5,918

Consumer Products
Third parties	2,509	2,647	2,843
Intersegment	(69)	(57)	(81)

	2,440	2,590	2,762

Total consolidated revenues	$25,329	$25,172	$25,325

Business Segments	2002	2001	2000

Segment operating income
Media Networks	$986	$1,758	$1,985
Parks and Resorts	1,169	1,586	1,615
Studio Entertainment	273	260	126
Consumer Products	394	401	386

Total segment operating income	$2,822	$4,005	$4,112

Segment operating income	$2,822	$4,005	$4,112
Corporate and unallocated shared expenses	(417)	(406)	(354)
Amortization of intangible assets	(21)	(767)	(1,233)
Gain on sale of businesses	34	22	489
Net interest expense and other	(453)	(417)	(497)
Equity in the income of investees	225	300	208
Restructuring and impairment charges	—	(1,454)	(92)

Income before income taxes, minority interests and the cumulative effect of accounting changes	$2,190	$1,283	$2,633

Capital expenditures
Media Networks	$151	$207	$249
Parks and Resorts	636	1,278	1,524
Studio Entertainment	37	36	50
Consumer Products	58	70	73
Corporate	204	204	117

Total consolidated capital expenditures	$1,086	$1,795	$2,013

Depreciation expense
Media Networks	$180	$176	$169
Parks and Resorts	648	604	582
Studio Entertainment	46	47	54
Consumer Products	58	90	109
Corporate	89	70	48

Total consolidated depreciation expense	$1,021	$987	$962

Amortization expense
Media Networks	$8	$748	$1,209
Parks and Resorts	9	15	21
Studio Entertainment	1	3	1
Consumer Products	3	1	2

Total consolidated amortization expense	$21	$767	$1,233

Identifiable assets
Media Networks(1)(2)	$26,038	$20,374
Parks and Resorts(1)	11,305	11,369
Studio Entertainment	7,879	6,675
Consumer Products	1,125	1,041
Corporate(3)	3,698	4,351

Total consolidated assets	$50,045	$43,810

Supplemental revenue data
Media Networks
Advertising	$5,174	$5,988	$6,637
Subscription revenue	2,839	$2,466	2,024
Parks and Resorts
Merchandise, food and beverage	1,987	2,046	2,094
Admissions	1,819	2,050	2,006

Geographic Segments	2002	2001	2000

Revenues
United States and Canada	$20,770	$20,895	$21,036
Europe	2,724	2,599	2,745
Asia Pacific	1,325	1,232	1,150
Latin America and Other	510	446	394

	$25,329	$25,172	$25,325

Segment operating income
United States and Canada	$1,739	$3,045	$3,332
Europe	499	533	471
Asia Pacific	545	437	320
Latin America and Other	39	(10)	(11)

	$2,822	$4,005	$4,112

Identifiable assets
United States and Canada	$47,241	$41,961
Europe	2,355	1,428
Asia Pacific	329	292
Latin America and Other	120	129

	$50,045	$43,810

(1)	Identifiable assets include amounts associated with equity method investments, including notes and other receivables, as follows:

Media Networks	$860	792
Parks and Resorts	459	408

(2)	Includes Goodwill and other intangible assets totaling $19,360 in 2002 and $14,351 in 2001.

(3)	Primarily deferred tax assets, other investments, fixed and other assets.

2 Summary of Significant Accounting Policies

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

Accounting Changes

      In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS 141), which requires all business combinations initiated after June 30, 2001 be accounted for under the purchase method.

      Effective October 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets with indefinite lives. As a result of adopting SFAS 142, goodwill and a substantial amount of the Company’s intangible assets are no longer amortized. Pursuant to SFAS 142, intangible assets must be periodically tested for impairment, and the new standard provides six months to complete the impairment review. During fiscal 2002, the Company completed its impairment review, which indicated that there was no impairment (see Note 6).

      The FASB issued Statement of Financial Accounting Standards No. 143, Accounting for Obligations Associated with the Retirement of Long-lived Assets (SFAS 143) in August 2001. SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. The Company expects that the provisions of SFAS 143 will not have a material impact on its consolidated results of operations and financial position upon adoption. The Company plans to adopt SFAS 143 effective October 1, 2002.

      The Company adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), effective October 1, 2001, which did not have a material impact on the Company’s consolidated results of operations and financial position. SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations.

      In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 requires that the initial measurement of a liability be at fair value. The Company plans to adopt SFAS 146 effective October 1, 2002 and does not expect that the adoption will have a material impact on its consolidated results of operations and financial position.

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

      SOP 00-2 establishes new accounting standards for producers and distributors of films, which resulted in changes in revenue recognition and accounting for exploitation costs, including advertising and marketing expenses and development and overhead costs. As a result of the adoption of SOP 00-2, the Company recorded a one-time after-tax charge of $228 million, or $0.11 per share, representing the cumulative effect of the adoption. The charge represents costs that were capitalized as of September 30, 2000, that would have been expensed under the new rules. The adoption of SOP 00-2 did not have a material impact on operating results.

      SFAS 133 and SFAS 138 require that the Company record all derivatives on the balance sheet at fair value. Changes in derivative fair values that are designated as fair value hedges are recognized in earnings as offsets to the changes in fair value of related hedged assets, liabilities and firm commitments. Changes in the derivative fair values that are designated as cash flow hedges are deferred and recorded as a component of accumulated other comprehensive income (AOCI) until the hedged transactions occur and are recognized in earnings. The ineffective portion of a hedging derivative’s change in fair value is immediately recognized in earnings. Derivatives that are executed for risk management purposes but not designated as hedges under SFAS 133 and SFAS 138 are recorded at their market value and recognized in current earnings.

      As a result of adopting SFAS 133 as of October 1, 2000, and in accordance with the transition provisions, the Company recorded a one-time after-tax charge of $50 million, or $0.02 per share, in its Consolidated Statements of Income representing the cumulative effect of the adoption, and an after-tax unrealized gain of $60 million to AOCI. The adoption of SFAS 133 did not have a material impact on operating results.

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

      Broadcast advertising revenues are recognized when commercials are aired. Revenues from television subscription services related to the Company’s primary cable programming services are recognized as services are provided.

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

Advertising Expense

      Advertising costs are expensed as incurred. For the years ended September 30, 2002, 2001 and 2000, the Company incurred advertising expense totaling $2.3 billion, $2.2 billion and $2.0 billion, respectively.

Cash and Cash Equivalents

      Cash and cash equivalents consist of cash on hand and marketable securities with original maturities of three months or less.

Investments

      Debt securities that the Company has the positive intent and ability to hold to maturity are classified as “held-to-maturity” and reported at amortized cost. Debt securities not classified as held-to-maturity and marketable equity securities are classified as either “trading” or “available-for-sale,” and are recorded at fair value with unrealized gains and losses included in earnings or stockholders’ equity, respectively. All other equity securities are accounted for using either the cost method or the equity method.

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

Film and Television Costs

      Film and television costs that are produced are stated at the lower of cost, less accumulated amortization, or fair value. Acquired programming costs for the Company’s television and cable/ satellite networks are stated at the lower of cost, less accumulated amortization, or net realizable value. Acquired television broadcast program licenses and rights and related liabilities are recorded when the license period begins and the program is available for use.

      Film and television production and participation costs are expensed based on the ratio of the current period’s gross revenues to estimated remaining total gross revenues from all sources on an individual production basis. Television network and station rights for theatrical movies and other long-form programming are charged to expense primarily on an accelerated basis related to the usage of the programs. Television network series costs and multi-year sports rights are charged to expense based on the ratio of the current period’s gross revenues to estimated remaining total gross revenues from such programs.

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

Capitalized Software Costs

      The Company expenses costs incurred in the preliminary project stage of developing or obtaining internal use software, such as research and feasibility studies, as well as costs incurred in the post-implementation/ operational stage, such as maintenance and training. Capitalization of software development costs occurs only after the preliminary project stage is complete, management authorizes the project, and it is probable that the project will be completed and the software will be used for the function intended. The capitalized costs are amortized on a straight-line basis over the estimated useful life of the software, which is generally five years.

Parks, Resorts and Other Property

      Parks, resorts and other property are carried at cost. Depreciation is computed on the straight-line method based upon estimated useful lives as follows:

Attractions	25 – 40 years
Buildings and improvements	40 years
Leasehold improvements	Life of lease
Land improvements	25 years
Equipment	2 – 10 years
Furniture and fixtures	2 – 10 years

Goodwill and Intangible Assets

      The Company performs an annual impairment test for goodwill and intangible assets. Goodwill and intangible assets are allocated to various reporting units, which are either the operating segment or one reporting level below the operating segment. The Company’s reporting units for purposes of applying the provisions of SFAS 142 are: Cable Networks, Television Broadcasting, Radio, Studio Entertainment, Consumer Products and Parks and Resorts. SFAS 142 requires the Company to compare the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is potential impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill and intangible assets within the reporting unit is less than their carrying value. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss is recognized. Fair values for goodwill and intangible assets are determined based on discounted cash flows, market multiples or appraised values as appropriate.

      Amortizable intangible assets are amortized on a straight-line basis based upon estimated useful lives as follows:

Intellectual property copyrights	10 – 31 years
Stadium facility leases	33 years
Other	4 – 50 years

Risk Management Contracts

      In the normal course of business, the Company employs a variety of financial instruments to manage its exposure to fluctuations in interest rates, foreign currency exchange rates and investments in equity and debt securities, including interest rate and cross-currency swap agreements; forward, option and “swaption” contracts, and interest rate caps.

      The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking various hedge transactions. There are two types of derivatives into which the Company enters: hedges of fair value exposure and hedges of cash flow exposure. Hedges of fair value exposure are entered into in order to hedge the fair value of a recognized asset, liability, or a firm commitment. Hedges of cash flow exposure are entered into in order to hedge a forecasted transaction (i.e. forecasted revenue) or the variability of cash flows to be paid related to a recognized liability (i.e. floating rate debt).

      The Company designates and assigns the financial instruments as hedges of forecasted transactions, specific assets, or specific liabilities. When hedged assets or liabilities are sold or extinguished or the forecasted transactions being hedged are no longer expected to occur, the Company recognizes the gain or loss on the designated hedging financial instruments.

      Option premiums and unrealized losses on forward contracts and the accrued differential for interest rate and cross-currency swaps to be received under the agreements are recorded on the balance sheet as other assets. Unrealized gains on forward contracts and the accrued differential for interest rate and cross-currency swaps to be paid under the agreements are included in accounts payable and other accrued liabilities. Realized gains and losses from hedges are classified in the income statement consistent with the accounting treatment of the items being hedged. The Company accrues the differential for interest rate and cross-currency swaps to be paid or received under the agreements as interest and exchange rates shift as adjustments to interest expense over the lives of the swaps. Gains and losses on the termination of effective swap agreements, prior to their original maturity, are deferred and amortized to interest expense over the remaining term of the underlying hedged transactions.

      Cash flows from hedges are classified in the Consolidated Statements of Cash Flows under the same category as the cash flows from the related assets, liabilities or forecasted transactions (see Notes 7 and 13).

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

      For the years ended September 30, 2002, 2001 and 2000, options for 156 million, 81 million and 20 million shares, respectively, were excluded from the diluted EPS calculation for Disney common stock because they were anti-dilutive.

Stock Options

      The Company uses the intrinsic-value method of accounting for stock-based awards granted to employees and, accordingly, does not currently recognize compensation expense for its stock-based awards to employees in the Consolidated Statements of Income. See Note 11 for pro forma information on the impact of the fair-value method of accounting for stock options.

Reclassifications

      Certain reclassifications have been made in the 2001 and 2000 financial statements to conform to the 2002 presentation.

3 Significant Acquisitions and Dispositions

       On October 24, 2001, the Company acquired Fox Family Worldwide, Inc. (FFW) for $5.2 billion, funded with $2.9 billion of new long-term borrowings plus the assumption of $2.3 billion of FFW long-term debt. Upon the closing of the acquisition, the Company changed FFW’s name to ABC Family Worldwide, Inc. (ABC Family). Among the businesses acquired were the Fox Family Channel, which has been renamed ABC Family Channel, a programming service that currently reaches approximately 85 million cable and satellite television subscribers throughout the U.S.; a 76% interest in Fox Kids Europe, which reaches more than 31 million subscribers across Europe; Fox Kids channels in Latin America, and the Saban library and entertainment production businesses.

      Our motivation for the acquisition was to acquire a fully integrated cable channel as well as a significant international cable presence and therefore increase shareholder value. We believe that we can reach this objective through the use of new strategies that include cross promotion with our other television properties, repurposing a portion of the programming of the ABC Television Network, utilizing programming from the Disney and ABC libraries, developing original programming and by reducing operating costs.

      The acquisition of ABC Family has been accounted for in accordance with SFAS 141. The cost of the acquisition was allocated to the assets acquired and liabilities assumed based on estimates of their respective fair values at the date of acquisition. Fair values were determined by internal studies and independent third party appraisals.

      The following table summarizes the final purchase price allocation of ABC Family’s assets acquired and liabilities assumed at the date of acquisition.

Receivables	$182
Programming costs	309
Other assets	535
Intangible assets	47
Goodwill	4,996

Total assets	6,069

Accounts payable and accrued liabilities	(555)
Other liabilities	(269)
Minority interest	(49)

Total liabilities	(873)

Fair value of net assets acquired	5,196
Borrowings and preferred stock assumed	(2,371)

Cash purchase price, net of cash acquired	$2,825

      The excess of the purchase price over the fair value of the identifiable net assets acquired of approximately $5.0 billion was allocated to goodwill that was assigned to the Cable Networks reporting unit within the Media Networks segment. None of this amount is expected to be deductible for tax purposes.

      The Company’s consolidated results of operations have incorporated ABC Family’s activity on a consolidated basis from October 24, 2001, the date of acquisition. On an unaudited pro forma basis, adjusting only for the assumption that the acquisition of ABC Family and related incremental borrowings had occurred at the beginning of fiscal 2001, revenues for the year ended September 30, 2002 and 2001 were $25,360 million and $25,803 million, respectively. As-reported and unaudited pro forma net income (loss) and earnings (loss) per share for fiscal 2002 were approximately the same. The unaudited pro forma earnings per share impact on fiscal 2001 was approximately $0.01 dilutive, assuming that the incremental acquisition goodwill had not been amortized in the prior year pursuant to the new goodwill accounting rules. The unaudited pro forma information is not necessarily indicative of the results of operations had the acquisition actually occurred at the beginning of fiscal 2001, nor is it necessarily indicative of future results.

      In fiscal 2002, the Company sold the Disney Store operations in Japan generating a pre-tax gain of $34 million. In fiscal 2001, the Company sold Infoseek Japan K.K. generating a $22 million pre-tax gain and in fiscal 2000 it sold Fairchild Publications, Ultraseek Corporation and Eurosport generating pre-tax gains of $243 million, $153 million and $93 million, respectively. These gains are reported in the line “Gain on sale of businesses” in the Consolidated Statements of Income.

      On March 20, 2001, the Company converted all of its outstanding Internet Group common stock into Disney common stock, resulting in the issuance of approximately 8.6 million shares of Disney common stock. For the year ended September 30, 2001, earnings attributed to Disney common stock reflect approximately 72% of Internet Group losses from October 1, 2000 through January 28, 2001 (the last date prior to the announcement of the conversion), and 100% thereafter. In addition, the Company has ceased the operations of the GO.com portal business, which resulted in restructuring and impairment charges of $878 million in fiscal 2001 (see Note 15).

4 Investments

       Investments consist of the following:

	2002	2001

Investments, at equity(1)	$970	$932
Investments, at cost(2)	162	564
Investment in leveraged leases	289	289
Notes receivable and other investments	389	327

	$1,810	$2,112

(1)	Equity investments consist of investments in affiliated companies over which the Company has significant influence or ownership of 20% or more but less than or equal to 50%

(2)	Cost investments consist of marketable securities classified as available-for-sale and investments in affiliated companies over which the Company does not have significant influence and ownership of less than 20%

Euro Disney and Other Equity Investments

      Euro Disney operates the Disneyland Resort Paris on a 4,800-acre site near Paris, France. The Company accounts for its 39% ownership interest in Euro Disney using the equity method of accounting. As of September 30, 2002, the Company’s recorded investment in Euro Disney, including accounts and notes receivable, was $424 million.

      In connection with the financial restructuring of Euro Disney in 1994, Euro Disney Associés S.N.C. (Disney SNC), a wholly-owned affiliate of the Company, entered into a lease arrangement with a noncancelable term of 12 years related to substantially all of the Disneyland Park assets, and then entered into a 12-year sublease agreement with Euro Disney. Remaining lease rentals at September 30, 2002 of approximately $702 million receivable from Euro Disney under the sublease approximate the amounts payable by Disney SNC under the lease. At the conclusion of the sublease term, Euro Disney will have the option to assume Disney SNC’s rights and obligations under the lease. If Euro Disney does not exercise its option, Disney SNC may purchase the assets, continue to lease the assets or elect to terminate the lease, in which case Disney SNC would make a termination payment to the lessor equal to 75% of the lessor’s then outstanding debt related to the Disneyland Park assets, which is estimated to be $1.1 billion; Disney SNC could then sell or lease the assets on behalf of the lessor to satisfy the remaining debt, with any excess proceeds payable to Disney SNC.

      Also, as part of the restructuring, the Company agreed to provide a 10-year unsecured standby credit facility of approximately $164 million, bearing interest at the Paris Interbank Offered Rate (PIBOR). As of September 30, 2002, Euro Disney had drawn $61 million under this facility. It is expected that Euro Disney will draw additional amounts under the line of credit during fiscal 2003. The Company also agreed, as long as any of the restructured debt is outstanding, to maintain ownership of at least 25% of the outstanding common stock of Euro Disney through June 2004 and at least 16.67% for an additional term thereafter.

      After a five-year waiver resulting from the restructuring, royalties and management fees from Euro Disney were partially reinstated beginning fiscal year 1999. As a result, the Company earned approximately $33 million, $28 million and $30 million in royalties and management fees in fiscal years 2002, 2001 and 2000, respectively. Royalties are to be fully reinstated beginning in fiscal year 2004, with management fees progressively reinstated through fiscal year 2018.

      In November 1999, Euro Disney stockholders approved an increase in share capital through an equity rights offering. The offering raised $238 million. The net proceeds were used to partially finance the construction of a second theme park, Walt Disney Studios which opened on March 16,

2002. The Company subscribed to approximately $91 million of the equity rights offering, maintaining its 39% interest in Euro Disney.

      Since the opening of the Walt Disney Studios, Euro Disney’s attendance and occupancy at its parks and resorts have increased, although attendance growth has been below original expectations. Because of Euro Disney’s limited cash resources and its significant debt burden, including the obligation to repay the line of credit with the Company in June 2004, Euro Disney will need to experience continued steady growth in operating income in order to meet its cash needs. If this growth is not sufficient to provide the needed funding, additional financing may be required. There can be no assurance that Euro Disney would be able to secure such additional financing, and if such financing can be arranged, the terms thereof may be less favorable than current financing arrangements.

      A summary of U.S. GAAP financial information for Euro Disney is as follows:

	2002	2001	2000

Results of Operations:
Revenues	$909	$905	$980
Cost and expenses	(891)	(871)	(942)
Net interest expense and other	(75)	(80)	(105)

Loss before income taxes	(57)	(46)	(67)
Income taxes	—	—	—

Net loss	$(57)	$(46)	$(67)

Balance Sheet:
Cash and cash equivalents	$66	$543
Other current assets	188	212

Total current assets	254	755
Parks, resorts and other property, net	2,605	2,319
Other non-current assets	142	143

	$3,001	$3,217

Accounts payable and other accrued liabilities	$412	$406
Current portion of borrowings	47	375
Other current liabilities	144	148

Total current liabilities	603	929
Borrowings	2,126	1,957
Other non-current liabilities	162	168
Stockholders’ equity	110	163

	$3,001	$3,217

      In addition to the Company’s investment in Euro Disney, the Company has other equity investments, primarily comprised of cable investments such as A&E Television Networks (37.5% owned), Lifetime Entertainment Services (50% owned) and E! Entertainment Television (39.6% owned).

      A summary of combined financial information for the other equity investments is as follows:

	2002	2001	2000

Results of Operations:
Revenues	$3,111	$3,161	$2,973

Net Income	$635	$763	$701

Balance Sheet:
Current assets	$1,938	$1,702
Non-current assets	1,419	1,348

	$3,357	$3,050

Current liabilities	$956	$830
Non-current liabilities	717	675
Stockholders’ equity	1,684	1,545

	$3,357	$3,050

Investments, at cost

      As of September 30, 2002 and 2001, the Company held $14 million and $92 million, respectively, of securities classified as available-for-sale. As of September 30, 2002 and September 30, 2001, the Company also held $148 million and $472 million, respectively, of non-public cost method investments. Realized gains and losses are determined principally on an average cost basis. In 2002, 2001 and 2000, the Company recognized $239 million, $87 million and $41 million, respectively, in net gains on sales of securities. Included in fiscal 2002 is a $216 million gain on the sale of the remaining shares of Knight Ridder stock that the Company had received in connection with the disposition of certain publishing operations that had been acquired in connection with the acquisition of ABC.

      In addition, in 2002 and 2001, the Company recorded non-cash charges of $2 million and $241 million, respectively, to reflect other-than-temporary losses in value of certain investments. In 2002, 2001 and 2000, unrealized gains and losses on available-for-sale securities were not material.

Investment in leveraged leases

      The Company’s investment portfolio includes commercial aircraft leveraged leasing investments made between 1992 and 1994 totaling $289 million, which are diversified across three air carriers (United Airlines – $114 million, Delta Airlines – $119 million, and FedEx – $56 million) and eleven aircraft. Risk of loss under these transactions is primarily related to the ability of the air carriers to make underlying lease payments.

      We continue to monitor our investment in commercial aircraft lease transactions given the current status of the airline industry. We have, in particular, been monitoring United Airlines which has indicated that if it does not obtain significant concessions from each of its employee unions, achieve cost savings in other operating areas of the company and obtain a loan guarantee from the Airline Transportation Stabilization Board, it will have to file for bankruptcy protection. To date, all payments on these leases have been made when due. The inability of any of the companies to make their lease payments or the termination of our leases through a bankruptcy proceeding could result in material charges related to a write-down of some or all of our investment and could accelerate income tax payments.

      The Company’s leveraged lease investment includes the impact of certain income tax benefits that are projected to be realized in the future under the current U.S. income tax laws. As discussed more fully in Note 8, the U.S. Congress is considering a change in the applicable income tax law.

5 Film and Television Costs

	2002	2001

Theatrical film costs
Released, less amortization	$2,384	$2,324
Completed, not released	819	445
In-process	790	1,103
In development or pre-production	147	143

	4,140	4,015

Television costs
Released, less amortization	909	730
Completed, not released	131	62
In-process	292	407
In development or pre-production	25	41

	1,357	1,240

Television broadcast rights	1,123	1,155

	6,620	6,410
Less current portion	661	769

Non-current portion	$5,959	$5,641

      Based on management’s total gross revenue estimates as of September 30, 2002, approximately 44% of completed and unamortized film and television costs (excluding amounts allocated to acquired film libraries) are expected to be amortized during fiscal 2003, and approximately 71% during the next three years. By September 30, 2006, approximately 80% of the total completed and unamortized film and television costs are expected to be amortized. As of September 30, 2002, the Company estimated that approximately $332 million of accrued participation liabilities will be payable in fiscal year 2003.

      At September 30, 2002, acquired film libraries have remaining unamortized film costs of $387 million which are amortized straight line over a remaining period of approximately 5-14 years.

      The following table provides detail of film and television cost spending and amortization.

	2002	2001	2000

Film and television cost spending	$(2,315)	$(2,273)	$(2,585)
Film and television cost amortization	2,218	2,260	2,375

Film and television cost	$(97)	$(13)	$(210)

6 Goodwill and Intangible Assets

       The following table provides a reconciliation of reported net earnings (loss) for the prior-years to adjusted earnings had SFAS 142 been applied as of the beginning of fiscal 2000.

	2001		2000

		Earnings		Earnings
	Amount	Per Share	Amount	Per Share

Reported net earnings (loss) attributed to Disney Common Stock	$(41)	$(0.02)	$1,196	$0.57
Cumulative effect of accounting changes	278	0.13	—	—

Reported earnings attributed to Disney Common Stock before the cumulative effect of accounting changes	237	0.11	1,196	0.57
Add back amortization (net of tax):
Goodwill	604	0.29	880	0.42
Indefinite life intangible assets	50	0.02	81	0.04

Adjusted earnings attributed to Disney Common Stock before the cumulative effect of accounting changes	$891	$0.42	$2,157	$1.03

      The changes in the carrying amount of goodwill for the year ended September 30, 2002 are as follows:

	Media
	Networks	Other	Total

Balance as of October 1, 2001	$12,042	$64	$12,106
Goodwill acquired during the period	4,998	11	5,009
Investment impairment adjustment	(32)	—	(32)

Balance as of September 30, 2002	$17,008	$75	$17,083

      The Media Networks segment goodwill includes goodwill attributed to the cable equity investees. During the third quarter of fiscal 2002, the Company determined that an investment in a Latin American cable operator had experienced a permanent decline in value and recorded a goodwill impairment loss of $32 million representing the goodwill associated with that investment. The impairment loss has been recorded in “Equity in the income of investees” in the Consolidated Statements of Income.

7 Borrowings

       The Company’s borrowings at September 30, 2002 and 2001, including interest rate swaps designated as hedges, are summarized below.

			2002

				Interest Rate and
				Cross-Currency
			Stated	Swaps(b)		Effective
			Interest			Interest	Swap
	2002	2001	Rate(a)	Pay Float	Pay Fixed	Rate(c)	Maturities

Commercial paper due 2003	$721	$754	2.0%	$—	$600	3.8%	2004-2005
U.S. medium-term notes	8,042	5,681	6.1%	2,612	—	5.1%	2003-2032
Other USD denominated debt	1,303	997	4.8%	—	—	4.8%	—
Privately placed debt	425	500	7.0%	425	—	3.8%	2007
European medium term notes	1,646	1,258	3.3%	1,141	—	3.4%	2003-2007
Preferred stock	495	102	7.4%	102	—	4.4%	2004
Capital Cities/ABC and ABC Family debt	1,085	195	9.3%	97	—	8.9%	2021
Other(d)	413	282		—	—		—

	14,130	9,769	5.6%	—	—	4.9%	—
Less current portion	1,663	829		92	—		2003

Total long-term borrowings	$12,467	$8,940		$4,285	$600

(a)	The stated interest rate represents the weighted-average coupon rate for each category of borrowings. For floating rate borrowings, interest rates are based upon the rates at September 30, 2002; these rates are not necessarily an indication of future interest rates.

(b)	Amounts represent notional values of interest rate swaps.

(c)	The effective interest rate reflects the impact of interest rate and cross-currency swaps on the stated rate of debt.

(d)	Includes write ups due to market value adjustments for debt with qualifying hedges that are recorded as debt on the balance sheet totaling $353 million at September 30, 2002.

Commercial Paper

      The Company currently maintains U.S. and European commercial paper programs with a combined program size of $4.5 billion. As of September 30, 2002, the Company had established bank facilities totaling $4.5 billion to support commercial paper borrowings, with half of the facilities scheduled to expire in February 2003 and the other half in March 2005. The Company plans to renew or extend these bank facilities prior to their scheduled expiration. Under the bank facilities, the Company has the option to borrow at LIBOR-based rates plus a spread depending on the Company’s senior unsecured debt rating. As of September 30, 2002, the Company had not borrowed against the bank facilities. At September 30, 2002, the total debt outstanding from commercial paper was $721 million, with maturities ranging from 4 to 158 days and stated interest rates ranging from 1.85% to 2.53%.

$7.5 Billion Shelf Registration Statement

      In August 2001, the Company filed a U.S. shelf registration statement with the Securities and Exchange Commission (SEC) which allows the Company to issue from time to time, up to $7.5 billion of securities, including debt securities, preferred stock, common stock, depositary shares, warrants and purchase contracts. Of the $7.5 billion available at September 30, 2002, $2.75 billion of debt had been issued under the Company’s U.S. medium-term note program (described below) and $1.303 billion of debt had been issued under other U.S. dollar denominated debt (also described below). The remaining unused available capacity to issue under the shelf is $3.447 billion, subject to market conditions and other factors impacting our borrowing capacity.

U.S. Medium-Term Note Program

      In September 2001, the Company established a $6.5 billion U.S. medium-term note program under the U.S. shelf registration statement described above for the issuance of various types of debt instruments, such as fixed or floating rate notes, U.S. dollar or foreign currency denominated notes, redeemable notes, global notes and dual currency or other indexed notes. In 2002, the Company issued $2.75 billion under the current program. The remaining capacity under the program may be further reduced from time to time to the extent that the Company issues securities outside of the existing U.S. medium-term note program but under the current shelf registration statement. At September 30, 2002, the total debt outstanding under the current and prior U.S. medium-term note programs was $8.042 billion. The maturities of current outstanding borrowings ranged from 1 to 91 years and stated interest rates ranged from 1.46% to 7.55%.

Other U.S. Dollar Denominated Debt

      From time to time, the Company may issue bonds or notes separately from the U.S. medium-term note program, under shelf registration statements in effect at the time. At September 30, 2002, the total debt outstanding from these offerings, which included global bonds and quarterly interest bonds (QUIBS), was $1.303 billion. The maturities of these outstanding borrowings ranged from 1 to 29 years and the stated interest rates ranged from 3.9% to 7%.

Privately Placed Debt

      In 1996, the Company raised $850 million of privately placed financing. The notes pay 7.02% interest per annum and amortize semi-annually. The outstanding principal as of September 30, 2002 was $425 million.

European Medium-Term Note Program

      In July 2002, the Company renewed its European medium-term note program for the issuance of various types of debt instruments such as fixed or floating rate notes, U.S. dollar or foreign currency denominated notes, redeemable notes, index linked and dual currency notes. At such time, the program size was increased from $3.0 billion to $4.0 billion. In 2002, the Company issued $989 million under the program. The remaining capacity to issue under the program is $2.354 billion, subject to market conditions and other factors impacting our borrowing capacity. The remaining capacity under the program replenishes as outstanding debt under the program matures. At September 30, 2002, the total debt outstanding from the program was $1.646 billion. The maturities of current outstanding borrowings ranged from 1 to 5 years and stated interest rates ranged from 2.63% to 14%. The Company has outstanding borrowings in the program denominated in U.S. dollars, Hong Kong dollars, Singapore dollars, Japanese yen and South African rand.

Preferred Stock

      As a result of the Fox Family Worldwide, Inc. (now ABC Family Worldwide, Inc.) acquisition in October 2001 (the ABC Family acquisition), the Company assumed Series A Preferred Stock with a 9% coupon and quarterly dividend payments valued at approximately $400 million with an effective cost of capital of 5.25%. The Series A Preferred Stock is callable starting August 1, 2007, and has a maturity of August 1, 2027.

      In July 1999, a subsidiary of the Company issued $102 million of Auction Market Preferred Stock (AMPS). These are perpetual, non-cumulative, non-redeemable instruments. Quarterly distributions, if declared, are at the rate of 5.427% per annum, for the first five years. AMPS will be remarketed through an auction procedure in July 2004. The Company is required to submit a valid bid for all the AMPS at that time. Based on the Company’s current credit rating, the holders may require the Company to remarket the AMPS at an earlier date. The Company has not received notification from the AMPS holders to conduct an earlier auction.

      The Series A preferred stock and the AMPS are classified as borrowings given their substantive similarity to a debt instrument.

Capital Cities/ ABC and ABC Family Publicly Traded Debt

      As a result of the ABC Family acquisition in October 2001, the Company assumed $475 million of 9 1/4% Senior Notes due 2007, valued at $502 million and $560 million of 10 1/4% Senior Discount Notes due 2007, valued at $589 million (collectively, the “ABC Family Notes”). At September 30, 2002, the fair value of the ABC Family Notes was $892 million, as the Company repurchased $194 million of the notes prior to the stated maturity date. The ABC Family Notes were redeemable by ABC Family starting November 1, 2002 and semi-annually thereafter. ABC Family exercised its right to redeem the notes and, accordingly, all of the outstanding ABC Family Notes were redeemed on November 1, 2002 at a price of 104.625% for the Senior Notes and 105.125% of the principal amount for the Senior Discount Notes. The redemption did not have a material impact on the Company. As of September 30, 2002, the ABC Family Notes were classified as current.

      As a result of the Capital Cities/ ABC, Inc. acquisition in 1996, the Company assumed various debt previously issued by Capital Cities/ ABC, Inc. Certain of these securities were subsequently exchanged for different securities. At September 30, 2002, the outstanding balance was $193 million with maturities ranging from 7 to 19 years and stated interest rates ranging from 8.75% to 9.645%.

      Borrowings, excluding commercial paper and market value adjustments, have the following scheduled maturities:

2003	$1,663
2004	2,567
2005	1,636
2006	1,420
2007	2,082
Thereafter	3,688

$13,056

      The maturities in fiscal 2003 include the ABC Family Notes that were redeemed on November 1, 2002.

      The Company capitalizes interest on assets constructed for its parks, resorts and other property, and on theatrical and television productions in process. In 2002, 2001 and 2000, total interest costs capitalized were $36 million, $94 million and $132 million were capitalized.

8 Income Taxes

	2002	2001	2000

Income Before Income Taxes, Minority Interests and the Cumulative Effect of Accounting Changes
Domestic (including U.S. exports)	$1,832	$1,126	$2,509
Foreign subsidiaries	358	157	124

	$2,190	$1,283	$2,633

Income Tax Provision
Current
Federal	$137	$721	$977
State	55	82	182
Foreign (including withholding)	257	198	177

	449	1,001	1,336

Deferred
Federal	372	(8)	247
State	32	66	23

	404	58	270

	$853	$1,059	$1,606

Components of Deferred Tax Assets and Liabilities
Deferred tax assets
Accrued liabilities	$(1,272)	$(1,087)
Foreign subsidiaries	(233)	(156)
Loss and credit carryforwards	(206)	(195)

Total deferred tax assets	(1,711)	(1,438)

Deferred tax liabilities
Depreciable, amortizable and other property	2,967	2,663
Licensing revenues	26	115
Leveraged leases	307	316
Investment in Euro Disney	256	232
Other, net	54	166

Total deferred tax liabilities	3,610	3,492

Net deferred tax liability before valuation allowance	1,899	2,054
Valuation allowance	74	53

Net deferred tax liability	$1,973	$2,107

Reconciliation of Effective Income Tax Rate
Federal income tax rate	35.0%	35.0%	35.0%
Nondeductible amortization of intangible assets	—	18.1	14.8
State taxes, net of federal income tax benefit	2.6	7.5	5.1
Dispositions	—	1.4	7.5
Impairment of intangible assets	—	20.6	—
Foreign sales corporation and extraterritorial income	(3.1)	(1.9)	(1.2)
Other, including tax reserves and related interest	4.4	1.8	(0.2)

	38.9%	82.5%	61.0%

      Deferred tax assets at September 30, 2002 and 2001 were reduced by a valuation allowance relating to a portion of the tax benefits attributable to certain net operating losses (NOLs) reflected on state tax returns of Infoseek and its subsidiaries for periods prior to the Infoseek acquisition on November 18, 1999 (see Note 3), where applicable state tax laws limit the utilization of such NOLs. In addition, deferred tax assets at September 30, 2002 were reduced by a valuation allowance relating to a portion of the tax benefits attributable to certain NOLs reflected on tax returns of ABC Family Worldwide, Inc. and its subsidiaries for periods prior to the ABC Family acquisition on October 24, 2001 (see Note 3). Since the valuation allowance relates to acquired deferred tax assets, the subsequent realization of these tax benefits would result in the application of the allowance amount as a reduction to goodwill.

      At September 30, 2002, approximately $354 million of NOL carryforwards were available to offset future taxable income through the year 2021. Since the acquisition of ABC Family constituted an ownership change as defined under Section 382 of the Internal Revenue Code, the utilization of ABC Family’s pre-change NOLs will be subject to an annual limitation. However, such annual limitation will not impair the realization of these NOLs.

      At September 30, 2002, approximately $75 million of foreign tax credit carryforwards were available as credits against future income taxes. Foreign tax credit carryforwards will expire through the year 2005.

      In 2002, 2001 and 2000, income tax benefits attributable to employee stock option transactions of $8 million, $48 million and $197 million, respectively, were allocated to stockholders’ equity.

      During 2002 the Company derived tax benefits of $69 million from an exclusion provided under U.S. income tax laws with respect to certain extraterritorial income (“ETI”) attributable to foreign trading gross receipts. The World Trade Organization (“WTO”) has ruled that this ETI exclusion represents a prohibited export subsidy under the WTO Agreement on Subsidies and Countervailing Measures. Based upon this ruling, a WTO arbitration panel has determined that the European Union (“EU”) may impose up to $4 billion per year in trade sanctions against the U.S., although the EU has yet to impose such sanctions. President Bush has stated that the U.S. will change its tax laws in order to comply with the WTO ruling. Various legislative proposals providing for the repeal of the ETI exclusion have also introduced broad-based international tax reforms, but the Presidential Administration and Congress have not yet agreed upon a solution to this issue. Since the impact of this matter upon the Company depends upon the actions of the EU and the specific provisions of any tax legislation ultimately enacted by Congress, it is not possible to predict the impact on future financial results. However, if the ETI exclusion is repealed and legislation that would replace the ETI exclusion benefit is not enacted, the impact on the Company’s tax provision could be significant.

      As a matter of course, the Company is regularly audited by both Federal, state and foreign tax authorities. From time to time, these audits result in proposed assessments. Among current audits, the Internal Revenue Service (IRS) is in the final stages of its examination of the Company’s federal income tax returns for 1993 through 1995. In connection with this examination, the IRS has proposed assessments that challenge certain of the Company’s tax positions which, if upheld through the administrative and legal process, could have a material impact on the Company’s earnings and cash flow. The Company believes that its tax positions comply with applicable tax law and it intends to defend its positions vigorously. The Company believes it has adequately provided for any reasonably foreseeable outcome related to these matters, and it does not anticipate any material earnings impact from their ultimate resolution. During 2002, the Company negotiated the settlement of a number of proposed assessments, and it continues to pursue favorable settlement of the remaining items.

9 Pension and Other Benefit Programs

       The Company maintains pension and post-retirement medical benefit plans covering most of its domestic employees not covered by union or industry-wide plans. Employees hired after January 1, 1994 are not eligible for post-retirement medical benefits. With respect to its qualified defined benefit pension plans, the Company’s policy is to fund, at a minimum, the amount necessary on an actuarial basis to provide for benefits in accordance with the requirements of the Employee Retirement Income Security Act of 1974. Pension benefits are generally based on years of service and/or compensation. The following chart summarizes the balance sheet impact, as well as the benefit obligations, assets, funded status and rate assumptions associated with the pension and post-retirement medical benefit plans.

			Post-
			Retirement
	Pension Plans		Benefit Plans

	2002	2001	2002	2001

Reconciliation of funded status of the plans and the amounts included in the Company’s Consolidated Balance Sheets:
Projected benefit obligations
Beginning obligations	$(2,131)	$(1,825)	$(585)	$(413)
Service cost	(98)	(90)	(22)	(13)
Interest cost	(157)	(143)	(43)	(33)
Amendments	(14)	(10)	18	—
Actuarial losses	(76)	(146)	(67)	(139)
Benefits paid	88	83	19	13

Ending obligations	$(2,388)	$(2,131)	$(680)	$(585)

Fair value of plans’ assets
Beginning fair value	$2,450	$2,773	$229	$256
Actual return on plans’ assets	(197)	(230)	(20)	(23)
Contributions	6	9	9	9
Benefits paid	(88)	(83)	(19)	(13)
Expenses	(14)	(19)	—	—

Ending fair value	$2,157	$2,450	$199	$229

Funded status of the plans	$(231)	$319	$(481)	$(356)
Unrecognized net (gain) loss	400	(129)	241	145
Unrecognized prior service cost (benefit)	24	11	(20)	4

Net balance sheet asset (liability)	$193	$201	$(260)	$(207)

Amounts recognized in the balance sheet consist of:
Prepaid benefit cost	$317	$357	$27	$34
Accrued benefit liability	(194)	(156)	(287)	(241)
Accumulated other comprehensive income	70	—	—	—

	$193	$201	$(260)	$(207)

      The component of net periodic benefit costs are as follows:

				Post-Retirement
	Pension Plans			Benefit Plans

	2002	2001	2000	2002	2001	2000

Service costs	$97	$88	$86	$22	$13	$10
Interest costs	157	143	131	43	33	21
Expected return on plan assets	(241)	(237)	(217)	(21)	(21)	(19)
Amortization of prior year service costs	1	—	—	1	1	1
Recognized net actuarial loss	—	(18)	(3)	12	—	(7)

Net periodic benefit cost (credit)	$14	$(24)	$(3)	$57	$26	$6

Rate Assumptions:
Discount rate	7.2%	7.5%	8.0%	7.2%	7.5%	8.0%
Rate of return on plans’ assets	8.5%	9.5%	10.0%	8.5%	9.5%	10.0%
Salary increases	4.7%	5.0%	5.5%	n/a	n/a	n/a
Annual increase in cost of benefits	n/a	n/a	n/a	10.0%	10.0%	7.5%

      Net periodic benefit cost for the current year is based on rate assumptions from the prior year.

      The projected benefit obligations, accumulated benefit obligations and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $495 million, $471 million and $324 million, respectively, for 2002, and $151 million, $119 million and $0, respectively, for 2001.

      The Company’s accumulated pension benefit obligations at September 30, 2002 and 2001 were $2.2 billion and $1.9 billion, respectively, of which 98.2% and 97.7%, respectively, were vested. In addition, the Company contributes to various pension plans under union and industry-wide agreements. In 2002, 2001 and 2000, the costs recognized under these plans were $41 million, $40 million and $38 million, respectively.

      The market values of the Company’s shares held by the pension plan master trust as of September 30, 2002 and 2001 were $42 million and $52 million, respectively.

      The accumulated post-retirement benefit obligations and fair value of plan assets for post-retirement plans with accumulated postretirement benefit obligations in excess of plan assets were $680 million and $199 million, respectively for 2002, and $441 million and $79 million, respectively for 2001.

      Assumed health care cost trend rates have a significant effect on the amounts reported for the post-retirement medical benefit plans. A one percentage point decrease in the assumed health care cost trend rates would reduce total service and interest costs and post-retirement benefit obligations by $14 million and $118 million, respectively. A one percentage point increase in the assumed health care cost trend rates would increase total service and interest costs and post-retirement benefit obligations by $19 million and $153 million, respectively. The annual increase in cost of post-retirement benefits is assumed to decrease 1.0 percentage point per year for 5 years until reaching 5.0%.

      The Company has savings and investment plans that allow eligible employees to allocate up to 10% or 15% of salary through payroll deductions depending on the plan in which the employee participates. The Company matches 50% of the employee’s pre-tax contributions, up to plan limits. In 2002, 2001 and 2000, the costs of these plans were $29 million, $32 million and $30 million, respectively.

10 Stockholders’ Equity

       Under its share repurchase program, the Company is authorized to repurchase approximately 330 million shares as of September 30, 2002. No shares were repurchased during the current year. During fiscal 2001, the Company repurchased a total of 63.9 million shares of Disney common stock for approximately $1.1 billion.

      In December 1999, the Company established the TWDC Stock Compensation Fund II (Fund II) pursuant to the repurchase program to acquire shares of company common stock for the purpose of funding certain future stock-based compensation. Any shares acquired by Fund II that are not utilized must be disposed of by December 31, 2002.

      The Company declared a fourth quarter dividend of $0.21 per share on December 3, 2002 related to fiscal 2002. The dividend is payable on January 9, 2003 to shareholders of record on December 13, 2002. The Company paid a $428 million dividend ($0.21 per Disney share) during the first quarter of fiscal 2002 applicable to fiscal 2001, paid a $438 million dividend ($0.21 per Disney share) during the first quarter of fiscal 2001 applicable to fiscal 2000 and paid a $434 million dividend ($0.21 per Disney share) during the first quarter of fiscal 2000 applicable to fiscal 1999.

11 Stock Incentive Plans

       Under various plans, the Company may grant stock options and other awards to key executive, management and creative personnel at exercise prices equal to or exceeding the market price at the date of grant. In general, options for common stock become exercisable over a five-year period from the grant date and expire 10 years after the date of grant. In certain cases for senior executives, options become exercisable over periods up to 10 years and expire up to 15 years after date of grant. Shares available for future option grants at September 30, 2002 totaled 90 million.

      The following table summarizes information about stock option transactions, including the conversion of all shares of Disney Internet Group common stock (DIG) into shares of Disney common stock (DIS) effective March 2001 (shares in millions).

	2002		2001		2000

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	188	$29.54	162	$27.24	159	$24.29
Awards canceled	(14)	33.64	(13)	36.30	(18)	29.56
Awards granted	50	21.99	43	29.71	49	32.92
Awards exercised	(2)	18.02	(9)	18.72	(28)	18.94
Awards expired	(6)	34.72	—	—	—	—
Options converted(1)	—	—	5	102.61	—	—

Outstanding at September 30	216	$27.48	188	$29.54	162	$27.24

Exercisable at September 30	88	$26.89	66	$25.64	51	$21.22

(1)	Represents conversion of all outstanding DIG options that were converted into options to purchase DIS options on March 20, 2001 (see Note 3).

      The following table summarizes information about stock options outstanding at September 30, 2002 (shares in millions).

	Outstanding			Exercisable

		Weighted Average	Weighted		Weighted
Range of Exercise	Number	Remaining Years of	Average	Number	Average
Prices	of Options	Contractual Life	Exercise Price	of Options	Exercise Price

$ 10-$ 14	6	2.3	$13.84	5	$13.70
$ 15-$ 19	15	3.1	18.33	12	18.33
$ 20-$ 24	81	7.3	21.89	27	21.59
$ 25-$ 29	30	6.6	27.09	15	26.97
$ 30-$ 34	63	7.7	31.54	19	32.09
$ 35-$ 39	11	6.1	37.35	6	37.55
$ 40-$ 44	8	8.1	41.16	2	40.57
$ 45-$395	2	7.4	111.09	2	115.33

	216			88

      The Company granted restricted stock units to certain executives during fiscal year 2002. Certain units vest upon the achievement of certain performance conditions. The remaining units vest 50% in fiscal year 2005 and 50% in fiscal year 2006. Units are forfeited if the grantee terminates employment prior to vesting. Compensation expense recorded in fiscal year 2002 was $3.4 million.

      The following table reflects pro forma net income (loss) and earnings (loss) per share had the Company elected to adopt the fair value approach of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (in millions, except for per share data).

	2002	2001	2000

Net income (loss) attributed to Disney common stock:
As reported	$1,236	$(41)	$1,196
Pro forma after option expense	930	(325)	958
Diluted earnings (loss) per share attributed to Disney common stock:
As reported	0.60	(0.02)	0.57
Pro forma after option expense	0.45	(0.15)	0.46

      These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years.

      The weighted average fair values of options at their grant date during 2002, 2001 and 2000, where the exercise price equaled the market price on the grant date, were $8.02, $10.25 and $12.49, respectively. The estimated fair value of each Disney option granted is calculated using the Black-Scholes option-pricing model. The weighted average assumptions used in the model were as follows:

	2002	2001	2000

Risk-free interest rate	4.8%	5.0%	6.5%
Expected years until exercise	6.0	6.0	6.0
Expected stock volatility	30%	27%	26%
Dividend yield	.96%	.70%	.59%

12 Detail of Certain Balance Sheet Accounts

	2002	2001

Current receivables
Accounts receivable	$3,960	$3,120
Income taxes receivable	—	122
Other	332	282
Allowance for doubtful accounts	(243)	(181)

	$4,049	$3,343

Other current assets
Prepaid expenses	$492	$444
Other	87	138

	$579	$582

Parks, resorts and other property, at cost
Attractions, buildings and improvements	$8,984	$9,024
Leasehold improvements	687	709
Equipment	6,228	6,212
Furniture and fixtures	898	777
Land improvements	2,120	2,124

	18,917	18,846
Accumulated depreciation	(8,133)	(7,662)
Projects in progress	1,148	911
Land	848	811

	$12,780	$12,906

Intangible assets
Intellectual copyrights	$295	$298
Stadium facility leases	76	76
Other amortizable intangible assets	202	152
Accumulated amortization	(153)	(132)

Amortizable intangible assets	420	394
FCC licenses	1,375	1,361
Trademark	944	944
Other intangible assets with indefinite lives	37	37

	$2,776	$2,736

Other non-current assets
Receivables	$532	$456
Other prepaid expenses	270	209
Prepaid benefit costs	344	391
Other	642	648

	$1,788	$1,704

Accounts payable and other accrued liabilities
Accounts payable	$3,820	$3,623
Payroll and employee benefits	967	710
Income tax payable	219	—
Other	167	71

	$5,173	$4,404

	2002	2001

Other long-term liabilities
Deferred revenues	$614	$664
Capital lease obligations	358	343
Program licenses and rights	324	190
Participation liabilities	207	127
Accrued benefit liability	481	397
Other	1,299	1,346

	$3,283	$3,067

13 Financial Instruments

       During 2002 and 2001, the Company hedged certain investment holdings using forward sale contracts. The contracts, with notional amounts totaling $530 million in 2002 and 2001, were terminated in October 2001.

Interest Rate Risk Management

      The Company is exposed to the impact of interest rate changes. The Company’s objective is to manage the impact of interest rate changes on earnings and cash flows and on the market value of its investments and borrowings. In accordance with policy, the Company maintains a minimum amount of fixed rate debt expressed as a percentage of its net debt.

      Significant interest rate risk management instruments held by the Company during 2002 and 2001 included pay-floating and pay-fixed swaps. Pay-floating swaps effectively convert fixed rate medium and long-term obligations to variable rate instruments indexed to LIBOR. These swap agreements expire in one to 30 years. Pay-fixed swaps effectively convert floating rate obligations to fixed rate instruments. The pay-fixed swaps expire in one to three years. As of September 30, 2002 and 2001 respectively, the Company held $300 million and $500 million of pay-fixed swaps that no longer qualified as hedges. The prospective change in market values related to these swaps from the time they were ineffective as hedges, has been included in earnings.

      The impact of interest rate risk management activities on income in 2002, 2001 and 2000 was not material. The amount of deferred gains from interest rate risk management transactions at September 30, 2002 and 2001 was $41 million and $22 million, respectively.

Foreign Exchange Risk Management

      The Company transacts business globally and is subject to risks associated with changing foreign exchange rates. The Company’s objective is to reduce earnings and cash flow fluctuations associated with foreign exchange rate changes thereby enabling management to focus attention on core business issues and challenges.

      The Company enters into various contracts that change in value as foreign exchange rates change to protect the value of its existing foreign currency assets, liabilities, firm commitments and forecasted, but not firmly committed foreign currency revenues. The Company uses option strategies and forward contracts to hedge forecasted revenues. In accordance with policy, the Company hedges a minimum percentage (not to exceed a maximum percentage) of its forecasted transactions generally for periods not to exceed five years. The Company also uses forward contracts to hedge foreign currency assets, liabilities and firm commitments. The gains and losses on these contracts offset gains or losses expected on the related forecasted transaction, asset, liability or firm commitment. The principal currencies hedged are the European euro, British pound, Japanese yen and Canadian dollar. Cross-currency swaps are used to effectively convert foreign currency-denominated borrowings to U.S. dollars.

      Gains and losses on contracts hedging forecasted foreign currency revenues are recorded to accumulated other comprehensive income (AOCI), and reclassified to current earnings when such revenues are recognized, offsetting changes in the value of the foreign currency revenues. At September 30, 2002 and 2001, the Company had deferred gains of $66 million and $91 million, respectively, and deferred losses of $85 million and $24 million, respectively, related to foreign currency hedge transactions.

      Deferred amounts to be recognized can change with market conditions and will be substantially offset by changes in the value of the related hedged transactions. Amount expected to be reclassified to earnings over the next twelve months is a loss of $30 million. The Company reclassified a $27 million and $16 million after-tax gain from AOCI to earnings during fiscal 2002 and 2001, respectively, which was offset by net losses on items being hedged.

      At September 30, 2002 and 2001, changes in value related to cash flow hedges included in AOCI, were a loss of $19 million and a gain of $69 million, respectively. In addition, the Company reclassified deferred losses related to certain cash flow hedges from AOCI to earnings, due to the uncertainty of the timing of the original forecasted transaction. During fiscal 2002 and 2001, the Company recorded the change in fair market value related to fair value hedges and the ineffectiveness related to cash flow hedges to earnings. These amounts were not material. The impact of foreign exchange risk management activities on operating income in 2002 and in 2001 was a net gain of $44 million and $142 million, respectively.

Fair Value of Financial Instruments

      At September 30, 2002 and 2001, the Company’s financial instruments included cash, cash equivalents, investments, receivables, accounts payable, borrowings and interest rate, forward and foreign exchange risk management contracts.

      At September 30, 2002 and 2001, the fair values of cash and cash equivalents, receivables and accounts payable approximated carrying values because of the short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on broker quotes or quoted market prices or rates for the same or similar instruments, and the related carrying amounts are as follows:

	2002		2001

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Investments	$14	$14	$405	$621
Borrowings	$(14,130)	$(14,735)	$(9,769)	$(9,991)
Risk management contracts:
Foreign exchange forwards	$20	$20	$65	$65
Foreign exchange options	5	5	20	20
Interest rate swaps	363	363	240	240
Forward sale contracts	—	—	(3)	(3)
Cross-currency swaps	(28)	(28)	(20)	(20)

	$360	$360	$302	$302

Credit Concentrations

      The Company continually monitors its positions with, and the credit quality of, the financial institutions that are counterparties to its financial instruments, and does not anticipate nonperformance by the counterparties. The Company would not realize a material loss as of September 30, 2002 in the event of nonperformance by any one counterparty. The Company enters into transactions only with financial institution counterparties that have a credit rating of A- or better. The Company’s current policy regarding agreements with financial institution counterparties is generally to require collateral in the event credit ratings fall below A- or in the event aggregate exposures exceed limits as defined by contract. In addition, the Company limits the amount of investment credit exposure with any one institution. As of September 30, 2002, counterparties pledged a total of $14.8 million.

      The Company’s receivables and investments do not represent a significant concentration of credit risk at September 30, 2002, due to the wide variety of customers and markets into which the Company’s products are sold, their dispersion across many geographic areas, and the diversification of the Company’s portfolio among instruments and issuers.

14 Commitments and Contingencies

       The Company has various contractual commitments, which are primarily for the purchase of broadcast rights for various feature films, sports and other programming, aggregating approximately $16.2 billion, including approximately $1.1 billion for available programming as of September 30, 2002, and approximately $11.3 billion related to sports programming rights, primarily NFL, NBA, College Football and MLB.

      In 1997, the Company guaranteed certain bond issuances by the Anaheim Public Authority for a total of $111 million. The guarantee also extends to interest that will total $319 million over the life of the bond. The bond proceeds were used by the City of Anaheim to finance the expansion of the Anaheim Convention Center, the construction of infrastructure within the Anaheim Resort area and the construction of a public parking facility. Revenues from sales, occupancy and property taxes from the Disneyland Resort and non-Disney hotels are used by the City of Anaheim to repay the bonds. The Company has guaranteed the bonds and in the event of a debt service shortfall, will be responsible to fund such short fall. To the extent that subsequent tax revenues exceed the debt service payments in subsequent periods, the Company would be reimbursed for any previously funded short falls. We will continue to monitor this situation in the future. To date, the tax revenues have exceeded the debt service payments.

      The Company and the Government of the Hong Kong Special Administrative Region are developing the Hong Kong Disneyland theme park. In connection with that development, the Company has a maximum equity contribution obligation of $291 million at September 30, 2002 based on current exchange rates.

      The Company has various real estate operating leases, including retail outlets and distribution centers for consumer products and office space for general and administrative purposes. Rental expense for the operating leases during 2002, 2001 and 2000, including, common-area maintenance and contingent rentals, was $413 million, $420 million and $482 million, respectively.

      Contractual commitments, primarily broadcast programming rights and future minimum lease payments under the non-cancelable operating leases totaled $16.2 billion at September 30, 2002, payable as follows:

	Broadcast	Operating
	Programming	Leases	Total

2003	$4,198	$223	$4,421
2004	3,107	200	3,307
2005	2,882	173	3,055
2006	2,296	156	2,452
2007	1,128	141	1,269
Thereafter	980	715	1,695

			$16,199

      The Company has certain non-cancelable capital leases primarily for land and broadcast equipment. Future payments under these leases as of September 30, 2002 are as follows:

2003	$39
2004	39
2005	39
2006	41
2007	50
Thereafter	779

Total minimum obligations	987
Less amount representing interest	617

Present value of net minimum obligations	370
Less current portion	12

Long-term portion	$358

      Stephen Slesinger, Inc. v. The Walt Disney Company. In this lawsuit, filed on February 27, 1991 and pending in the Los Angeles County Superior Court, the plaintiff claims that a Company subsidiary defrauded it and breached a 1983 licensing agreement with respect to certain Winnie the Pooh properties, by failing to account for and pay royalties on revenues earned from the sale of Winnie the Pooh movies on videocassette and from the exploitation of Winnie the Pooh merchandising rights. The plaintiff seeks damages for the licensee’s alleged breaches as well as confirmation of the plaintiff’s interpretation of the licensing agreement with respect to future activities. The plaintiff also seeks the right to terminate the agreement on the basis of the alleged breaches. The Company disputes that the plaintiff is entitled to any damages or other relief of any kind, including termination of the licensing agreement. The claim is currently scheduled for trial in March 2003. If each of the plaintiff’s claims were to be confirmed in a final judgment, damages as argued by the plaintiff could total as much as several hundred million dollars and adversely impact the value to the Company of any future exploitation of the licensed rights. However, given the number of outstanding issues and the uncertainty of their ultimate disposition, management is unable to predict the magnitude of any potential determination of the plaintiff’s claims.

      Milne and Disney Enterprises, Inc. v. Stephen Slesinger, Inc. On November 5, 2002, Clare Milne, the granddaughter of A.A. Milne, author of the Winnie the Pooh books, and the Company’s subsidiary Disney Enterprises, Inc. filed a complaint against Stephen Slesinger, Inc. (“SSI”) in the United States District Court for the Central District of California. On November 4, 2002, Ms. Milne served notices to SSI and the Company’s subsidiary terminating A.A. Milne’s prior grant of rights to Winnie the Pooh, effective November 5, 2004, and granted all of those rights to the Company’s subsidiary. In their lawsuit, Ms. Milne and the Company’s subsidiary seek a declaratory judgment, under United States copyright law, that Ms. Milne’s termination notices were valid; that SSI’s rights to Winnie the Pooh in the United States will terminate effective November 5, 2004; that upon termination of SSI’s rights in the United States, the 1983 licensing agreement that is the subject of the Stephen Slesinger, Inc. v. The Walt Disney Company lawsuit will terminate by operation of law; and that, as of November 5, 2004, SSI will be entitled to no further royalties for uses of Winnie the Pooh.

      Kohn v. The Walt Disney Company et al. On August 15, 2002, Aaron Kohn filed a class action lawsuit against the Company, Chief Executive Officer Michael Eisner and Chief Financial Officer Thomas Staggs in the United States District Court for the Central District of California on behalf of a putative class consisting of purchasers of the Company’s common stock between August 15, 1997 and May 15, 2002. Subsequently, at least nine substantially identical lawsuits were also filed in the same court, each alleging that the defendants violated federal securities laws by not disclosing the pendency and potential implications of the Stephen Slesinger, Inc. lawsuit described above prior to the Company’s filing of its quarterly report on Form 10-Q in May 2002. The plaintiffs claim that this alleged nondisclosure constituted a fraud on the market that artificially inflated the Company’s stock price, and contend that a decline in the stock price resulted from the May 2002 disclosure. The plaintiffs seek compensatory damages and/or rescission for themselves and all members of their defined class. Several of the plaintiffs have filed motions asking the court to appoint lead plaintiffs and counsel, and to consolidate the related actions into a single case.

      Management believes that it is not currently possible to estimate the impact, if any, that the ultimate resolution of these legal matters will have on the Company’s results of operations, financial position or cash flows.

      The Company, together with, in some instances, certain of its directors and officers, is a defendant or co-defendant in various other legal actions involving copyright, breach of contract and various other claims incident to the conduct of its businesses. Management does not expect a material impact to its results of operations, financial position or cash flows by reason of these actions.

15 Restructuring and Impairment Charges

       The Company recorded restructuring and impairment charges for the years ended September 30, 2001 and 2000 summarized as follows:

	2001	2000

GO.com intangible assets impairment	$820	$—
GO.com severance, fixed asset write-offs and other	58	—
Investment impairments	254	61
Workforce reduction and other	111	—
Chicago DisneyQuest closure	94	—
Asset impairment	63	31
Disney Store closures	54	—

Total restructuring and impairment charges	$1,454	$92

      In 2001, the Company recorded restructuring and impairment charges totaling $1.45 billion. The GO.com charge was for the closure of the GO.com portal business and includes a non-cash write-off of intangible assets totaling $820 million (see Note 3). The investment impairment charge was for other-than-temporary declines in the fair value of certain Internet investments. The workforce reduction charges are primarily for severance costs and are discussed more fully below. The DisneyQuest and Disney Store closure charges were for the closure of the Chicago facility and approximately 100 Disney Stores and includes the write-down of fixed assets and leasehold improvements, leasehold termination costs, severance and other related closure costs. The asset impairment charge was for certain long-lived assets, primarily at the Disney Store and Disney Catalog. These assets were evaluated for impairment under a held for use model due to declining cash flows. Fair value was generally determined based on discounted cash flows.

      During the third quarter of fiscal 2001, the Company initiated a plan to eliminate 4,000 full-time jobs through a combination of voluntary and involuntary reductions. The reduction affected employees in all business units and geographic regions. The $111 million of costs associated with the workforce reduction consist primarily of severance costs and write-offs of idled facilities. As of September 30, 2002, the Company had substantially completed its workforce reduction.

      In 2000, impairment charges amounted to $92 million, primarily related to write-downs of certain Internet investments and an asset impairment write-down at toysmart.com in connection with its closure.

16 Subsequent Event

       On November 27, 2002, the Company released its new animated film, Treasure Planet. The film’s opening week box office performance was significantly less than expectations, requiring a downward revision of its projected revenues and a corresponding $74 million writedown of capitalized film production costs. In accordance with film accounting rules, this reduction of capitalized film production costs was recorded as of September 30, 2002. As a result, the Company’s fiscal 2002 earnings differ from the amounts initially reported in its November 7, 2002 earnings release to reflect this change in estimate.

QUARTERLY FINANCIAL SUMMARY

(In millions, except per share data)

(unaudited)	December 31	March 31	June 30	September 30

2002
Revenues	$7,016	$5,856	$5,795	$6,662
Segment operating income	753	702	828	539
Net income	438	259	364	175
Earnings per share:
Diluted	$0.21	$0.13	$0.18	$0.09
Basic	0.21	0.13	0.18	0.09
2001(1)(2)
Revenues	$7,403	$6,023	$5,960	$5,786
Segment operating income	1,231	1,025	1,122	627
Net income (loss) before the cumulative effect of accounting changes:	242	(567)	392	53
Earnings (loss) per share attributed to:
Disney:
Diluted	$0.16	$(0.26)	$0.19	$0.03
Basic	0.16	(0.26)	0.19	0.03
Internet Group (basic and diluted)	(2.29)	(0.45)	n/a	n/a

(1)	Net income does not reflect one-time after-tax charges for the adoption of SOP 00-2 (Film Accounting) totaling $228 million ($0.11 per share) and SFAS 133 (Derivative Accounting) totaling $50 million ($0.02 per share), respectively, in the first quarter of 2001. See Note 2 to the Consolidated Financial Statements.

(2)	Reflects restructuring and impairment charges of $194 million, $996 million, $138 million and $126 million in the first, second, third and fourth quarter of 2001, respectively. The earnings per Disney share impact of the charges were $0.00, $0.44, $0.04 and $0.04, respectively. See Note 15 to the Consolidated Financial Statements.