Form 10-Q
period 2002-12-31
WALT DISNEY CO/
filed 2003-02-04
CIK 1001039

                                          UNITED STATES
                               SECURITIES AND EXCHANGE COMMISSION
                                     Washington, D.C. 20549

                                            FORM 10-Q

                       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                               THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended December 31, 2002                                                      Commission File Number 1-11605

                                                                                             I.R.S. Employer Identification
                                                                                                   No. 95-4545390
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

         YES    X         NO
             ----------     -----------

         Indicate by check mark whether the registrant is an accelerated filer (as defined in
Rule 12b-2 of the Exchange Act).

         YES    X         NO
             ----------     -----------

       There were 2,042,369,354 shares of common stock outstanding as of January 28, 2003.

                                  PART I. FINANCIAL INFORMATION

                                  Item 1. Financial Statements

                                     THE WALT DISNEY COMPANY
                           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                         (unaudited; in millions, except per share data)

                                                                            Three Months Ended
                                                                               December 31,
                                                                         --------------------------
                                                                           2002            2001
                                                                         ----------     -----------

Revenues                                                              $     7,466     $    7,016

Costs and expenses                                                         (6,790)        (6,367)

Amortization of intangible assets                                              (5)            (3)

Net interest (expense) and other                                             (296)            55

Equity in the income of investees                                              90             70
                                                                         ----------     -----------

Income before income taxes and minority interests                             465            771

Income taxes                                                                 (187)          (299)

Minority interests                                                            (22)           (34)
                                                                         ----------     -----------

Net income                                                            $       256     $      438
                                                                         ==========     ===========

Earnings per share (basic and diluted)                                $       0.13    $      0.21
                                                                         ==========     ===========

Average number of common and common equivalent shares outstanding:
         Diluted                                                            2,044          2,040
                                                                         ==========     ===========

         Basic                                                              2,042          2,039
                                                                         ==========     ===========

                    See Notes to Condensed Consolidated Financial Statements

                                     THE WALT DISNEY COMPANY
                              CONDENSED CONSOLIDATED BALANCE SHEETS
                              (in millions, except per share data)

                                                                               December 31,           September 30,
                                                                                   2002                   2002
                                                                             ------------------     ------------------
                                                                                (unaudited)
ASSETS
Current assets
     Cash and cash equivalents                                            $            1,380     $            1,239
     Receivables                                                                       4,765                  4,049
     Inventories                                                                         631                    697
     Television costs                                                                    656                    661
     Deferred income taxes                                                               624                    624
     Other assets                                                                        678                    579
                                                                             ------------------     ------------------
         Total current assets                                                          8,734                  7,849

Film and television costs                                                              6,185                  5,959
Investments                                                                            1,810                  1,810
Parks, resorts and other property, at cost
     Attractions, buildings and equipment                                             19,214                 18,917
     Accumulated depreciation                                                         (8,350)                (8,133)
                                                                             ------------------     ------------------
                                                                                      10,864                 10,784
     Projects in progress                                                              1,116                  1,148
     Land                                                                                733                    848
                                                                             ------------------     ------------------
                                                                                      12,713                 12,780

Intangible assets, net                                                                 2,764                  2,776
Goodwill                                                                              16,978                 17,083
Other assets                                                                           1,692                  1,788
                                                                             ------------------     ------------------
                                                                          $           50,876     $           50,045
                                                                             ==================     ==================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Accounts payable and other accrued liabilities                       $            5,675     $            5,173
     Current portion of borrowings                                                     1,820                  1,663
     Unearned royalties and other advances                                               836                    983
                                                                             ------------------     ------------------
         Total current liabilities                                                     8,331                  7,819

Borrowings                                                                            13,079                 12,467
Deferred income taxes                                                                  2,611                  2,597
Other long term-liabilities                                                            3,111                  3,283
Minority interests                                                                       459                    434
Commitments and contingencies
Stockholders' equity
     Preferred stock, $.01 par value
         Authorized - 100 million shares, Issued - none
     Common stock $.01 par value
         Authorized - 3.6 billion shares, Issued - 2.1 billion shares                 12,097                 12,107
     Retained earnings                                                                12,806                 12,979
     Accumulated other comprehensive (loss) income                                       (91)                   (85)
                                                                             ------------------     ------------------
                                                                                      24,812                 25,001
     Treasury stock, at cost, 86.7 million and 81.4 million shares                    (1,527)                (1,395)
     Shares held by TWDC Stock Compensation Fund II, at cost
         6.6 million shares at September 30, 2002                                          -                   (161)
                                                                             ------------------     ------------------
                                                                                      23,285                 23,445
                                                                             ------------------     ------------------
                                                                          $           50,876     $           50,045
                                                                             ==================     ==================

                    See Notes to Condensed Consolidated Financial Statements

                                     THE WALT DISNEY COMPANY
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (unaudited, in millions)

                                                                             Three Months Ended December 31,
                                                                         -----------------------------------------
                                                                               2002                   2001
                                                                         ------------------     ------------------
NET INCOME                                                             $             256      $             438

OPERATING ITEMS NOT REQUIRING CASH
     Depreciation                                                                    261                    250
     Equity in the income of investees                                               (90)                   (70)
     Minority interests                                                               22                     34
     Amortization of intangible assets                                                 5                      3
     Write-off of aircraft leveraged lease investment                                114                      -
     Gain on sale of Knight-Ridder, Inc. shares                                        -                   (216)
     Other                                                                           (29)                   361

CHANGES IN WORKING CAPITAL                                                          (953)                (1,379)
                                                                         ------------------     ------------------

     Cash used by operations                                                        (414)                  (579)
                                                                         ------------------     ------------------

INVESTING ACTIVITIES
     Investments in parks, resorts and other property                               (193)                  (237)
     Acquisitions (net of cash acquired)                                             (23)                (2,845)
     Proceeds from sale of investments                                                29                    545
     Other                                                                             -                     (3)
                                                                         ------------------     ------------------

     Cash used by investing activities                                              (187)                (2,540)
                                                                         ------------------     ------------------

FINANCING ACTIVITIES
     Borrowings                                                                      300                  1,127
     Reduction of borrowings                                                        (943)                (1,024)
     Commercial paper borrowings, net                                              1,367                  3,666
     Exercise of stock options and other                                              18                      5
     Dividends                                                                         -                   (428)
                                                                         ------------------     ------------------

     Cash provided by financing activities                                           742                  3,346
                                                                         ------------------     ------------------

Increase in cash and cash equivalents                                                141                    227
Cash and cash equivalents, beginning of period                                     1,239                    618
                                                                         ------------------     ------------------
Cash and cash equivalents, end of period                               $           1,380      $             845
                                                                         ==================     ==================

                    See Notes to Condensed Consolidated Financial Statements

                                     THE WALT DISNEY COMPANY
                      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (unaudited; tabular dollars in millions, except per share data)

1.     These condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these condensed consolidated financial statements. Operating results for the quarter are not necessarily indicative of the results that may be expected for the year ending September 30, 2003.  Certain reclassifications have been made in the fiscal 2002 financial statements to conform to the fiscal 2003 presentation.
For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2002.  In
December 1999, DVD Financing, Inc. (DFI), a subsidiary of Disney Vacation Development, Inc. and an indirect subsidiary of the Company, completed a receivables sale transaction.  In connection with this sale, DFI prepares separate financial statements, although its separate assets and liabilities are also consolidated in these financial statements.

       The terms "Company" and "we" and "our" are used in this report to refer collectively to the parent company and the subsidiaries through which our various businesses are actually conducted.

2.     The operating segments reported below are the segments of the Company for which separate financial information is available and for which segment operating income amounts are evaluated regularly by executive management in deciding how to allocate resources and in assessing performance.

                                                                         Three Months
                                                                      Ended December 31,
                                                                   -------------------------
                                                                     2002           2001
                                                                   ----------     ----------
     Revenues:
          Media Networks                                         $    3,240     $    2,976
                                                                   ----------     ----------

          Parks and Resorts                                           1,548          1,433
                                                                   ----------     ----------

          Studio Entertainment
              Third parties                                           1,880          1,760
              Intersegment                                               11             13
                                                                   ----------     ----------
                                                                      1,891          1,773
                                                                   ----------     ----------
          Consumer Products
              Third parties                                             798            847
              Intersegment                                              (11)           (13)
                                                                   ----------     ----------
                                                                        787            834
                                                                   ----------     ----------
                                                                 $    7,466     $    7,016
                                                                   ==========     ==========
     Segment operating income:
          Media Networks                                         $      225     $      242
          Parks and Resorts                                             225            187
          Studio Entertainment                                          138            149
          Consumer Products                                             190            175
                                                                   ----------     ----------
                                                                 $      778     $      753
                                                                   ==========     ==========

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

                                                                         Three Months
                                                                      Ended December 31,
                                                                   -------------------------
                                                                     2002           2001
                                                                   ----------     ----------
     Segment operating income                                    $      778     $      753
     Corporate and unallocated shared expenses                         (102)          (104)
     Amortization of intangible assets                                   (5)            (3)
     Net interest (expense) and other                                  (296)            55
     Equity in the income of investees                                   90             70
                                                                   ----------     ----------
     Income before income taxes and minority interests           $      465     $      771
                                                                   ==========     ==========

       During the second quarter of fiscal 2003, the Company announced the reorganization of the Feature Animation group, including having Television Animation report in the Media Networks Segment.  This reorganization is part of a drive to increase production of cartoon series for our cable and broadcast networks and will be reflected in the segment results in our March 31, 2003 Form 10-Q.

3.     In November 2002, the Financial Accounting Standards Board (FASB) issued FASB
Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees,
Including Indirect Guarantees of Indebtedness of Others (FIN 45).  FIN 45 requires a guarantor to recognize a liability, at the inception of the guarantee, for the fair value of obligations it has undertaken in issuing the guarantee and also include more detailed disclosures with
respect to guarantees.   FIN 45 is effective for guarantees issued or modified starting January
1, 2003 and requires the additional disclosures for the period ended December 31, 2002.  The
Company does not expect that the provisions of FIN 45 will have a material impact on the
Company's results of operations or financial position.  The Company has provided additional disclosure with respect to guarantees in Note 12.

       In January 2003, the FASB issued EITF No. 00-21, Revenue Arrangements with Multiple
Deliverables (EITF 00-21).  EITF 00-21 provides guidance on how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting.  EITF
00-21 will be effective for arrangements entered into after June 30, 2003.  The Company is evaluating the impact of its adoption on its consolidated results of operations and financial position.

4.     During the quarter, the Company wrote off its aircraft leveraged lease investment with
United Airlines, resulting in an after-tax charge of $83 million, or $0.04 per share.  Based on
United's recent bankruptcy filing, the Company believes it is unlikely that it will recover this investment.  The pre-tax charge of $114 million for the write-off is reported in "net interest expense and other" in the Condensed Consolidated Statements of Income.  Given the
current status of the airline industry, we continue to monitor our other investments in commercial aircraft leasing transactions, which aggregate approximately $176 million.

      During the first quarter of fiscal 2002, the Company sold the remaining shares of
Knight-Ridder, Inc. that it had received in connection with the disposition of certain publishing operations in fiscal 1997.  The pre-tax gain of $216 million on the sale is reported in "net interest expense and other" in the Condensed Consolidated Statements of Income.

                                     THE WALT DISNEY COMPANY
                      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (unaudited; tabular dollars in millions, except per share data)

5.     The changes in the carrying amount of goodwill for the quarter ended December 31, 2002 are as follows:

                                                     Media
                                                    Networks           Other           Total
                                                ---------------     ------------    ------------
       Balance as of October 1, 2002          $       17,008      $      75       $   17,083
       Goodwill acquired during the period                20              1               21
       ABC acquisition adjustment                       (126)             -             (126)
                                                ---------------     ------------    ------------
       Balance as of December 31, 2002        $       16,902      $      76       $   16,978
                                                ===============     ============    ============

       During the quarter, certain preacquisition tax contingencies related to the Company's
1996 acquisition of Capital Cities/ABC, Inc. were favorably resolved.  Reserves recorded for these exposures were reversed against goodwill.

6.     During the quarter, the Company increased its commercial paper borrowings by $1.4 billion and issued global bonds with net proceeds totaling $300 million.  The global bonds have an effective interest rate of 5.9%, and mature in fiscal 2017.  During the quarter, the Company repaid approximately $43 million of term debt, which matured during the quarter.  Additionally, the Company called and repaid approximately $892 million of debt assumed in the acquisition of
ABC Family. As of December 31, 2002, total commercial paper borrowings were $2.1 billion.

7.     Euro Disney operates the Disneyland Resort Paris on a 4,800-acre site near Paris,
France.  The Company accounts for its 39% interest using the equity method of accounting.

       As of December 31, 2002, the total of the Company's investment, accounts and notes receivable from Euro Disney totaled $496 million, including $118 million that Euro Disney has drawn under a $172 million line of credit with the Company.  It is expected that Euro Disney will draw additional amounts under the credit line during fiscal 2003.

       In connection with the financial restructuring of Euro Disney in 1994, Euro Disney
Associés S.N.C. (Disney SNC), a wholly-owned affiliate of the Company, entered into a lease arrangement with a noncancelable term of 12 years related to substantially all of the
Disneyland Park assets, and then entered into a 12-year sublease agreement with Euro Disney.
Remaining lease rentals at December 31, 2002 of approximately $689 million receivable from Euro
Disney under the sublease approximate the amounts payable by Disney SNC under the lease.  At the conclusion of the sublease term, Euro Disney will have the option to assume Disney SNC's rights and obligations under the lease.  If Euro Disney does not exercise its option, Disney
SNC may purchase the assets, continue to lease the assets or elect to terminate the lease, in which case Disney SNC would make a termination payment to the lessor equal to 75% of the lessor's then outstanding debt related to the Disneyland Park assets, which is estimated to be
$1.2 billion; Disney SNC could then sell or lease the assets on behalf of the lessor to satisfy the remaining debt, with any excess proceeds payable to Disney SNC.

       As of December 31, 2002, Euro Disney had, on a US GAAP basis, total assets of $3.1 billion and total liabilities of $3.0 billion, including borrowings totaling $2.3 billion.

8.     Diluted earnings per share amounts are calculated using the treasury stock method and are based upon the weighted average number of common and common equivalent shares outstanding during the period. For the quarter ended December 2002 and 2001, options for 200 million and
164 million shares, respectively, were excluded from the Disney diluted earnings per share calculation as they were anti-dilutive.

                                     THE WALT DISNEY COMPANY
                      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (unaudited; tabular dollars in millions, except per share data)

9.     Comprehensive income is as follows:

                                                                               Three Months
                                                                            Ended December 31,
                                                                          ------------------------
                                                                            2002           2001
                                                                          ----------     ---------
       Net income                                                       $      256    $       438

       Market value adjustments for investments and hedges, net of
          tax                                                                  (18)            27
       Foreign currency translation, net of tax                                 12             40
                                                                          ----------     ---------
       Comprehensive income                                             $      250    $       505
                                                                          ==========     =========

10.    The following table reflects pro forma net income and earnings per share had the
Company elected to record employee stock option expense based on the fair value methodology:

                                                                               Three Months Ended
                                                                                  December 31,
                                                                          -----------------------------
                                                                             2002             2001
                                                                          ------------     ------------
    Net income:

         As reported                                                   $       256     $        438

         Less stock option expense                                            (111)            (109)

         Tax Effect                                                             41               40

                                                                          ------------     ------------
         Pro forma after stock option expense                          $       186      $       369
                                                                          ============     ============
    Diluted earnings per share:

         As reported                                                         0.13             0.21

         Pro forma after option expense                                      0.09             0.18

       These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years.  The pro forma amounts assume that the
Company had been following the fair value approach since the beginning of fiscal 1996.

11.    In December 1999, the Company established the TWDC Stock Compensation Fund II pursuant to the repurchase program to acquire shares of company common stock for the purpose of funding
certain future stock-based compensation.   The fund was terminated on December 12, 2002.  On
that date, the 5,359,485 shares of Disney common stock still owned by the fund were transferred back to the Company and were classified as Treasury Stock.

                                     THE WALT DISNEY COMPANY
                      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (unaudited; tabular dollars in millions, except per share data)

12.    The Company has exposure to various legal and other contingencies arising from the conduct of its business.

Litigation

       Stephen Slesinger, Inc. v. The Walt Disney Company.  In this lawsuit, filed on
February 27, 1991 and pending in the Los Angeles County Superior Court, the plaintiff claims that a Company subsidiary defrauded it and breached a 1983 licensing agreement with respect to certain Winnie the Pooh properties, by failing to account for and pay royalties on revenues earned from the sale of Winnie the Pooh movies on videocassette and from the exploitation of
Winnie the Pooh merchandising rights. The plaintiff seeks damages for the licensee's alleged breaches as well as confirmation of the plaintiff's interpretation of the licensing agreement with respect to future activities. The plaintiff also seeks the right to terminate the agreement on the basis of the alleged breaches. The Company disputes that the plaintiff is entitled to any damages or other relief of any kind, including termination of the licensing agreement. If each of the plaintiff's claims were to be confirmed in a final judgment, damages as argued by the plaintiff could total as much as several hundred million dollars and adversely impact the value to the Company of any future exploitation of the licensed rights. However, given the number of outstanding issues and the uncertainty of their ultimate disposition, management is unable to predict the magnitude of any potential determination of the plaintiff's claims.  The trial date is currently scheduled for March 2003, although the court has indicated
its intent to vacate the March date and set a new date.

       Milne and Disney Enterprises, Inc. v. Stephen Slesinger, Inc.  On November 5, 2002, Clare
Milne, the granddaughter of A. A. Milne, author of the Winnie the Pooh books, and the Company's subsidiary Disney Enterprises, Inc. filed a complaint against Stephen Slesinger, Inc. ("SSI")
in the United States District Court for the Central District of California. On November 4,
2002, Ms. Milne served notices to SSI and the Company's subsidiary terminating A. A. Milne's prior grant of rights to Winnie the Pooh, effective November 5, 2004, and granted all of those rights to the Company's subsidiary. In their lawsuit, Ms. Milne and the Company's subsidiary seek a declaratory judgment, under United States copyright law, that Ms. Milne's termination notices were valid; that SSI's rights to Winnie the Pooh in the United States will terminate effective November 5, 2004; that upon termination of SSI's rights in the United States, the
1983 licensing agreement that is the subject of the Stephen Slesinger, Inc. lawsuit described above will terminate by operation of law; and that, as of November 5, 2004, SSI will be entitled to no further royalties for uses of Winnie the Pooh.  In January 2003, SSI filed an answer denying the material allegations of the complaint, and counterclaims seeking a declaration that Ms. Milne's grant of rights to Disney Enterprises is void and unenforceable, and that Disney Enterprises remains obligated to pay SSI royalties under the 1983 licensing agreement. SSI also filed a motion to dismiss the complaint or, in the alternative, for summary judgment.

       Kohn v. The Walt Disney Company et al.  On August 15, 2002, Aaron Kohn filed a class action lawsuit against the Company, its Chief Executive Officer and its Chief Financial Officer in the
United States District Court for the Central District of California on behalf of a putative class consisting of purchasers of the Company's common stock between August 15, 1997 and May
15, 2002. Subsequently, at least nine substantially identical lawsuits were also filed in the same court, each alleging that the defendants violated federal securities laws by not disclosing the pendency and potential implications of the Stephen Slesinger, Inc. lawsuit described above prior to the Company's filing of its quarterly report on Form 10-Q in May 2002.
The plaintiffs claim that this alleged nondisclosure constituted a fraud on the market that artificially inflated the Company's stock price, and contend that a decline in the stock price resulted from the May 2002 disclosure. The plaintiffs seek compensatory damages and/or rescission for themselves and all members of their defined class. Several of the plaintiffs filed motions asking the court to appoint lead plaintiffs and counsel, and to consolidate the related actions into a single case.  On December 10, 2002, the motion to consolidate the cases was granted, but the motions to appoint lead plaintiffs and counsel were denied. On December
16, 2002, the plaintiffs filed another motion proposing new candidates to serve as lead plaintiffs, and for appointment of lead counsel.

                                     THE WALT DISNEY COMPANY
                      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (unaudited; tabular dollars in millions, except per share data)

       Management believes that it is not currently possible to estimate the impact, if any, that the ultimate resolution of these legal matters will have on the Company's results of operations, financial position or cash flows.

       The Company, together with, in some instances, certain of its directors and officers, is a defendant or co-defendant in various legal actions involving copyright, breach of contract and various other claims incident to the conduct of its businesses.  Management does not expect a material impact to its results of operations, financial position or cash flows by reason of these actions.

Contractual Guarantees

       Commencing in 1994, the Company guaranteed certain special assessment and water/sewer revenue bond series issued by the Celebration Community Development District and the Enterprise
Community Development District (collectively, the "Districts").  The bond proceeds were used by the Districts to finance the construction of infrastructure improvements and the water and sewer system in the mixed-use, residential community of Celebration, Florida ("Celebration").
As of December 31, 2002, the remaining debt service obligation guaranteed by the Company under the guarantees is $115 million, of which $67 million is principal.

       In 1997, the Company guaranteed certain bond issuances by the Anaheim Public Authority for a total of $111 million.  The guarantee also extends to interest that will total $319 million over the life of the bond.  The bond proceeds were used by the City of Anaheim to finance construction of infrastructure within the Anaheim Resort area and a public parking facility.  Revenues from sales, occupancy and property taxes from the Disneyland Resort and non-Disney hotels are used by the City of Anaheim to repay the bonds.  The Company has guaranteed the bonds and in the event of a debt service shortfall, will be responsible to fund such shortfall. To the extent that subsequent tax revenues exceed the debt service payments in subsequent periods, the Company would be reimbursed for any previously funded shortfalls.

       To date, the tax revenues have exceeded the debt service payments for both the
Celebration and Anaheim bonds.

13.    As a matter of course, the Company is regularly audited by both Federal, state and foreign tax authorities. From time to time, these audits result in proposed assessments. Among current audits, the Internal Revenue Service (IRS) is in the final stages of its examination of the Company's federal income tax returns for 1993 through 1995. In connection with this examination, the IRS has proposed assessments that challenge certain of the Company's tax positions which, if upheld through the administrative and legal process, could have a material impact on the Company's earnings and cash flow. The Company believes that its tax positions comply with applicable tax law and it intends to defend its positions vigorously. The Company believes it has adequately provided for any reasonably foreseeable outcome related to these matters, and it does not anticipate any material earnings impact from their ultimate resolution.  During fiscal year 2002, the Company negotiated the settlement of a number of proposed assessments, and it continues to pursue favorable settlement of the remaining items.

                                     THE WALT DISNEY COMPANY
                         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SEASONALITY

       The Company's businesses are subject to the effects of seasonality. Consequently, the operating results for the quarter ended December 31, 2002 for each business segment, and for the Company as a whole, are not necessarily indicative of results to be expected for the full year.

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

RESULTS OF OPERATIONS

       Net income for the quarter decreased 42%, or $182 million, to $256 million, and earnings per share decreased 38%, or $0.08, to $0.13 compared to the prior-year quarter. Results for the current quarter include the write-off of our aircraft leveraged lease investment with United
Airlines ($114 million or $0.04 per share).  Based on United's recent bankruptcy filing, the
Company believes it is unlikely that it will recover this investment.  Results for the prior-year quarter include a gain on the sale of the Company's remaining shares of
Knight-Ridder, Inc. ($216 million or $0.06 per share).

       Excluding the year-over-year impact of the United charge and Knight-Ridder gain, results for the current quarter reflected higher segment operating income and equity in the income of investees, partially offset by higher interest expense.  Increased segment operating income reflected higher Parks and Resorts and Consumer Products results, partially offset by declines at Media Networks and Studio Entertainment.  Higher equity in the income of investees was primarily due to an increase in advertising revenue at the cable channel investments.

       Net interest expense and other is as follows:

                                                                   Three Months Ended December 31,
                                                              -------------------------------------------
                                                                      2002                     2001
        (in millions)                                         ------------------       ------------------
        Interest expense                                        $        (187)           $        (169)
        Interest and investment income (loss)                            (109)                     224
                                                                 ---------------          ---------------
        Net interest (expense) and other                        $        (296)           $          55
                                                                 ===============          ===============

       Interest and investment income and loss include the $114 million United write-off in the current quarter and the $216 million Knight-Ridder gain in the prior-year quarter.  Higher interest expense was primarily due to a full quarter of the incremental borrowings from the ABC
Family acquisition which closed midway through the prior-year quarter.  Decreased corporate and unallocated expense primarily relates to the absence of certain costs reflected in the prior year for brand promotion initiatives that have concluded, partially offset by increased costs for new finance and human resource information technology systems intended to improve productivity and reduce costs.

                                        THE WALT DISNEY COMPANY
                             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(continued)

Business Segment Results

    (in millions)                                           Three Months Ended December 31,
                                                        ----------------------------------------
    Revenues:                                              2002          2001        % Change
                                                        -----------    ----------  -------------
         Media Networks                               $    3,240     $    2,976           9%
         Parks and Resorts                                 1,548          1,433           8%
         Studio Entertainment                              1,891          1,773           7%
         Consumer Products                                   787            834          (6)%
                                                        -----------    ----------
                                                      $    7,466     $    7,016           6%
                                                        ===========    ==========
    Segment operating income:
         Media Networks                               $      225     $      242          (7)%
         Parks and Resorts                                   225            187          20%
         Studio Entertainment                                138            149          (7)%
         Consumer Products                                   190            175           9%
                                                        -----------    ----------
                                                      $      778     $      753           3%
                                                        ===========    ==========

       The Company evaluates the performance of its operating segments based on segment operating income.  The following table reconciles segment operating income to income before income taxes and minority interests.

                                                            Three Months Ended December 31,
                                                        ----------------------------------------
    (in millions)                                          2002          2001        % Change
                                                        -----------    ----------  -------------
    Segment operating income                          $      778     $      753          3%

    Corporate and unallocated shared expenses               (102)          (104)        (2)%
    Amortization of intangible assets                         (5)            (3)        67%
    Net interest (expense) and other                        (296)            55          n/m
    Equity in the income of investees                         90             70         29%
                                                        -----------    ----------
    Income before income taxes and minority           $      465     $      771        (40)%
      interests
                                                        ===========    ==========

       Segment earnings before interest, income taxes, depreciation and amortization (EBITDA)
which is segment operating income adjusted to exclude depreciation is as follows:

                                                             Three Months Ended December 31,
                                                        -------------------------------------------
    (in millions)                                          2002          2001           % Change
                                                        -----------    ----------      ------------
    Media Networks                                    $      267     $      288             (7)%
    Parks and Resorts                                        395            348             14%
    Studio Entertainment                                     147            160             (8)%
    Consumer Products                                        205            188              9%
                                                        -----------    ----------
                                                      $    1,014     $      984              3%
                                                        ===========    ==========

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

    (in millions)
    Three Months Ended December 31,                                        2002               2001          % Change
                                                                       --------------     --------------  --------------
    Revenues:
         Broadcasting                                                $        1,564     $        1,464            7%
         Cable Networks                                                       1,676              1,512           11%
                                                                       --------------     --------------
                                                                     $        3,240     $        2,976            9%
                                                                       ==============     ==============
    Segment operating income (loss):
         Broadcasting                                                $           38     $          (77)           n/m
         Cable Networks                                                         187                319          (41)%
                                                                       --------------     --------------
                                                                     $          225     $          242           (7)%
                                                                       ==============     ==============

       Media Networks revenues increased 9%, or $264 million, to $3.2 billion, driven by increases of $100 million at Broadcasting and $164 million at the Cable Networks.  The increase at Broadcasting was primarily driven by higher advertising revenues due to an improved
advertising marketplace and performance at the ABC television network.   Revenues at the
Company's owned television and radio stations also increased due to the stronger advertising market, with higher political advertising contributing to the increased revenues at the owned television stations.  Revenues at the Cable Networks increased due to higher advertising and affiliate revenue.  Higher affiliate revenues reflected subscriber growth at the Disney Channel and contractual rate increases.

       Segment operating income decreased 7%, or $17 million, to $225 million, driven by decreases of $132 million at the Cable Networks, due to higher programming costs partially offset by an increase of $115 million at Broadcasting due to higher revenues.  Costs and expenses, which consist primarily of programming rights costs and amortization, production costs, distribution and selling expenses and labor costs, increased 10%, or $281 million, due primarily to higher sports programming costs relating to National Football League (NFL),
National Basketball Association (NBA), Major League Baseball (MLB) and National Hockey League
(NHL) at the Cable Networks.

       The Company has various contractual commitments for the purchase of broadcast rights for sports and other programming, including NFL, NBA, MLB, NHL and various college football conference and bowl games.  The costs of these contracts have increased significantly in recent years.  We have implemented a variety of strategies, including marketing efforts, to reduce the impact of the higher costs.  The impact of these contracts on the Company's results over the remaining term of the contracts is dependent upon a number of factors, including the strength of advertising markets, effectiveness of marketing efforts and the size of viewer audiences.

                                        THE WALT DISNEY COMPANY
                             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(continued)

       The costs of these contracts are charged to expense based on the ratio of each period's gross revenues to estimated total gross revenues over the remaining contract period. The
Company's contract to broadcast the NFL is for an eight-year term commencing with the 1998 season. The initial five-year period was non-cancelable and ended with the telecast of the 2003
Pro Bowl.  The remaining three years are subject to cancellation at the option of the NFL during February 2003.  Programming rights costs for the initial five-year period have been charged to expense based upon the ratio of current period's gross revenues to estimated total revenues for that period of time. Estimates of total gross revenues can change significantly and, accordingly, they are reviewed periodically and amortization and carrying amounts are adjusted, if necessary. Such adjustments could have a material effect on the Company's results of operations in future periods.

       Consolidation in the cable and satellite distribution industry may affect the Company's ability to obtain and maintain terms of the distribution of its various cable and satellite programming services that are as favorable as those currently in place.

       The Company has a significant cable distributor in Latin America that is experiencing financial difficulties and has indicated that it may file for bankruptcy protection.  An unfavorable outcome of this situation could result in a reduction of revenues for the Latin
American Disney Channel and ESPN Services, which form part of the Media Networks segment.

Parks and Resorts

       Revenues increased 8%, or $115 million, to $1.5 billion, driven primarily by increases of
$86 million at the Walt Disney World Resort and $38 million at the Disneyland Resort.  Revenue increases at both Walt Disney World and Disneyland were driven by higher guest spending and theme park attendance.  Higher guest spending at Walt Disney World reflected increased visitation by international and domestic tourists who on average spend more per visit than local guests, as well as ticket and other price increases in the fourth quarter of the prior year.  At Disneyland, higher guest spending was driven by ticket price increases in the second quarter of the prior year and reduced promotional programs during the quarter.  Increased attendance for the quarter at Walt Disney World reflected cancellations, deferrals and reduced travel in the prior-year quarter.  At the Disneyland Resort, higher attendance was driven by strong local attendance, reflecting the continued success of the Annual Passport program, as well as the opening of "a bug's land" at Disney's California Adventure in the current quarter and increased visitation by international tourists.

       Segment operating income increased 20%, or $38 million, to $225 million, reflecting revenue increases at both the Walt Disney World Resort and the Disneyland Resort, partially offset by higher costs.  Costs and expenses, which consist principally of labor, costs of merchandise, food and beverages sold, depreciation, repairs and maintenance, entertainment and marketing and sales expense, increased by 6%, or $77 million for the quarter.  Higher costs and expenses reflected higher operating costs and marketing expenses at both the Walt Disney World
Resort and the Disneyland Resort.  Higher operating costs at the Walt Disney World and the
Disneyland Resorts were driven by increased guest volume, as well as higher insurance and employee benefits costs.

                                        THE WALT DISNEY COMPANY
                             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(continued)

Studio Entertainment

       Revenues increased 7%, or $118 million, to $1.9 billion, driven by an increase of $50 million in worldwide home video, $41 million in worldwide motion picture distribution and $23
million in music distribution.   Worldwide home video results reflected strong DVD and VHS
performances of Lilo & Stitch and Beauty & the Beast, as well as strong sales of other DVD live-action titles, compared to the prior year period which included Snow White and the Seven
Dwarfs, The Princess Diaries and Pearl Harbor.  In worldwide motion picture distribution, the revenue increases reflected the performance of The Santa Clause 2, Sweet Home Alabama and Signs
compared to the prior-year period which included Disney/Pixar's Monsters, Inc. and Atlantis.
The increase in music distribution revenues reflected stronger performances of current soundtracks and the release of Rascal Flatts compared to no significant releases in the prior-year period.

       Segment operating income decreased 7%, or $11 million, to $138 million, driven by declines in worldwide theatrical motion picture distribution due to increased costs, partially offset by revenue growth in worldwide home video.  Costs and expenses, which consist primarily of production cost and amortization, distribution and selling expenses, product costs and participation costs, increased 8%, or $129 million.  Cost increases in worldwide theatrical motion picture distribution reflected higher distribution and amortization costs for current period titles including Treasure Planet, The Hot Chick and The Santa Clause 2, partially offset by lower participation expenses due to Disney/Pixar's Monsters, Inc., which was released in the
prior-year period.   In worldwide home video, cost increases reflected higher distribution and amortization costs for Lilo & Stitch and Beauty & the Beast.

Consumer Products

       Revenues decreased 6%, or $47 million, to $787 million, primarily reflecting a decline of $76 million at the Disney Stores, partially offset by growth of $30 million in merchandise licensing.  The declines at the Disney Stores were due to lower comparative store sales and fewer stores, as a result of store closures and the sale of the Disney Store business in Japan in the third quarter of the prior year.  The increase in licensing revenue was primarily due to higher revenues from our toy licensees due in large part to contractually guaranteed minimum royalties.

       Operating income increased 9%, or $15 million, to $190 million, reflecting increases at
Licensing, Interactive and Publishing, partially offset by decreases at the Disney Stores.
Costs and expenses, which consist primarily of labor, product costs, including product development costs, distribution and selling expenses and leasehold expenses, decreased 9%, or
$62 million, primarily driven by lower costs at the Disney Stores resulting from lower sales volume and product development and marketing costs savings at Interactive.

                                        THE WALT DISNEY COMPANY
                             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(continued)

STOCK OPTION ACCOUNTING

       The following table reflects pro forma net income and earnings per share had the
Company elected to record stock option expense based on the fair value methodology:

                                                                               Three Months Ended
                                                                                  December 31,
                                                                          -----------------------------
                                                                             2002             2001
    (in millions)                                                         ------------     ------------
    Net income:

         As reported                                                   $       256     $        438

         Less stock option expense                                            (111)            (109)

         Tax Effect                                                             41               40

                                                                          ------------     ------------
         Pro forma after stock option expense                          $       186      $       369
                                                                          ============     ============
    Diluted earnings per share:

         As reported                                                          0.13             0.21

         Pro forma after option expense                                       0.09             0.18

       These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years.  The pro forma amounts assume that the
Company had been following the fair value approach since the beginning of fiscal 1996.

       Fully diluted shares outstanding and diluted earnings per share include the effect of in-the-money stock options calculated based on the average share price for the period.  The dilution from employee options increases as the Company's share price increases, as shown below:

                                      Total               Incremental          Percentage of        Hypothetical Q3
               Disney              In-the-Money         Diluted Shares        Average Shares              2002
             Share Price             Options                  (1)               Outstanding          EPS Impact (3)
          ------------------    -------------------    ------------------    ------------------    -------------------

     -----------------------------------------------------------------------------------------------------------------
     $          17.21                 3 million                  -- (2)              -          $         0.00
     -----------------------------------------------------------------------------------------------------------------

                25.00                 97 million              9 million            0.46%                 (0.01)
                30.00                127 million             19 million            0.95%                 (0.01)
                40.00                198 million             43 million            2.09%                 (0.01)
                50.00                206 million             60 million            2.92%                 (0.01)

(1)    Represents the incremental impact on fully diluted shares outstanding assuming the average share prices indicated, using the treasury stock method.  Under the treasury stock method, the tax effected proceeds that would be received from the exercise of all in-the-money options are assumed to be used to repurchase shares.
(2)    Fully diluted shares outstanding for the quarter ended December 31, 2002 total 2,044 million and include the dilutive impact of in-the-money options at the average share price for the period of $17.21.  At the average share price of $17.21, the dilutive impact of in-the-money options was 2 million shares for the quarter.
(3)    Based upon Q1 2003 earnings of $256 million, or $0.13 per share.

                                        THE WALT DISNEY COMPANY
                             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(continued)

FINANCIAL CONDITION

       For the fiscal quarter ended December 31, 2002, cash used by operations improved by $165 million to $414 million from a use of $579 million in the prior-year quarter, reflecting higher pre-tax income before the write down of our United aircraft leveraged lease investment in the current quarter and the gain on the sale of Knight-Ridder stock in the prior-year quarter, as well as the timing of the collection of accounts receivable.

       During the three months ended December 31, 2002, the Company invested $193 million in parks, resorts and other properties.  Investments in parks, resorts and other properties by segment are as follows:

                                                                           Three Months Ended December
                                                                                        31
                                                                           -----------------------------
              (in millions)                                                   2002             2001
                                                                           ------------     ------------
              Media Networks                                            $         28     $         25

              Parks and Resorts                                                  125              151

              Studio Entertainment                                                 7                5

              Consumer Products                                                    7               10

              Corporate and unallocated shared expenditures                       26               46

                                                                           ------------     ------------
                                                                        $        193     $        237
                                                                           ============     ============

       During the quarter, the Company's borrowing activity was as follows (in millions):

                                                                      Additions             Payments              Total
                                                                     -------------        -------------        -------------
       Commercial paper borrowings (net change
            for the quarter)                                      $       1,367        $            -       $       1,367
       US medium term notes and other USD
            denominated debt                                                300                     -                 300
       European medium term notes                                             -                  (43)                 (43)
       Other                                                                  -                   (8)                  (8)
       Debt repaid in connection with the ABC
            Family acquisition                                                -                 (892)                (892)
                                                                                          -------------
                                                                     -------------                             -------------
                                                                 $        1,667       $         (943)      $          724
                                                                     =============        =============        =============

       During the fiscal quarter ended December 31, 2002, the Company increased its commercial paper borrowings by $1.4 billion and issued global bonds with proceeds of $300 million.  The global bonds have an effective interest rate of 5.9%, and mature in fiscal 2017.  During the quarter, the Company repaid approximately $43 million of term debt, which matured during the quarter.  Additionally, during the quarter the Company called and repaid approximately $892 million of debt assumed in the acquisition of ABC Family.

       Commercial paper borrowings outstanding as of December 31, 2002 totaled $2.1 billion, with maturities of up to one year, supported by a $2.25 billion bank facility that expires in
2003 and a $2.25 billion bank facility that expires in 2005.  The Company is in the process of renewing the facility that expires in February 2003 and expects to complete such renewal prior to its expiration.  Net commercial paper borrowings (total commercial paper less money market securities held by the Company) at December 31, 2002 totaled approximately $1.7 billion.  These bank facilities allow for borrowings at LIBOR-based rates plus a spread, depending upon the
Company's public debt rating.  As of December 31, 2002, the Company had not borrowed any amounts under these bank facilities.

                                        THE WALT DISNEY COMPANY
                             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(continued)

       The Company has a 39% interest in Euro Disney S.C.A., which operates the Disneyland
Resort Paris.  As of December 31, 2002, Euro Disney has drawn $118 million under a $172 million line of credit with the Company, and it is expected that Euro Disney will draw additional amounts under the credit line during fiscal 2003.  As of December 31, 2002, Euro Disney had, on a US GAAP basis, total assets of $3.1 billion and total liabilities of $3.0 billion, including borrowings of $2.3 billion.

       At December 31, 2002, contractual commitments for sports programming rights totaled $10.2 billion, primarily for NFL, NBA, college football, MLB and NHL. Total contractual commitments to purchase broadcast programming totaled $13.1 billion, including approximately $957 million for available programming.

       Contractual commitments relating to broadcast programming rights are payable as follows
(in millions):

                                                2003         $     2,555

                                                2004               3,148

                                                2005               2,873

                                                2006               2,241

                                                2007               1,020

                                              Thereafter           1,248
                                                                ---------
                                                             $    13,085
                                                                =========

       We expect that the ABC Television Network, ESPN, ABC Family, The Disney Channels and the
Company's television and radio stations will continue to enter into programming commitments to purchase broadcast rights for various feature films, sports and other programming.

       As disclosed in the Notes to the Condensed Consolidated Financial Statements (see Notes
12 and 13), the Company has exposure for certain legal and tax matters.  Management believes that it is currently not possible to estimate the impact, if any, that the ultimate resolution of these matters will have on the Company's financial position or cash flows.

       The Company declared a $429 million dividend ($0.21 per share) on December 3, 2002 related to fiscal 2002, which was paid January 9, 2003 to shareholders of record on December
13, 2002. The Company paid a $428 million dividend ($0.21 per share) during the first quarter of fiscal 2002 applicable to fiscal 2001.

       We believe that the Company's financial condition is strong and that its cash, other liquid assets, operating cash flows, access to debt and equity capital markets and borrowing capacity, taken together, provide adequate resources to fund ongoing operating requirements and future capital expenditures related to the expansion of existing businesses and development of new projects. However, the Company's operating cash flow and access to the capital markets can be impacted by macroeconomic factors outside of its control. In addition to macroeconomic factors, the Company's borrowing costs can be impacted by short and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on the Company's performance as measured by certain credit measures such as interest coverage and leverage ratios. On October 4, 2002, Standard & Poor's Ratings Services lowered its long-term ratings on the Company to BBB+ from A- and removed the Company's ratings from CreditWatch where they were placed with negative implications on August 2, 2002. At the same time, the A-2 short-term corporate credit rating, which was not on CreditWatch, was affirmed. The rating agency affirmed that our current outlook is stable. On October 18, 2002, Moody's Investors Service downgraded the Company's long-term debt rating to Baa1 from A3. The Company's short-term rating of P2 was affirmed and the outlook is stable.

                                        THE WALT DISNEY COMPANY
                             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(continued)

OTHER MATTERS

Accounting Policies and Estimates

       We believe that the application of the following accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management.  For a summary of all of our accounting policies, including the accounting policies discussed below, see Note 2 of the Consolidated Financial
Statements in the 2002 Annual Report.

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

       Costs of film and television productions and programming costs for our television and cable networks are subject to valuation adjustments pursuant to the applicable accounting rules. The values of the television program licenses and rights are reviewed using a daypart methodology.  The Company's dayparts are early morning, daytime, late night, prime time, news, children's and sports.  A daypart is defined as an aggregation of programs broadcast during a particular time of day or programs of a similar type. Estimated values are based upon assumptions about future demand and market conditions.  If actual demand or market conditions are less favorable than our projections, film, television and programming cost write-downs may be required.

       Revenue Recognition

       The Company has revenue recognition policies for its various operating segments, which are appropriate to the circumstances of each business.  See Note 2 of the Consolidated
Financial Statements in the 2002 Annual Report for a summary of these revenue recognition policies.

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

                                        THE WALT DISNEY COMPANY
                             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(continued)

       Goodwill, Intangible Assets, Long-lived Assets and Investments

       Goodwill and other intangible assets must be tested for impairment on an annual basis.
During the quarter, we completed our impairment testing and determined that there were no impairment losses related to goodwill and other intangible assets.  In assessing the recoverability of goodwill and other intangible assets, projections regarding estimated future cash flows and other factors are made to determine the fair value of the respective assets.  If these estimates or related projections change in the future, we may be required to record impairment charges for these assets.

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

       Income Tax Audits

       As a matter of course, the Company is regularly audited by both Federal, state and foreign tax authorities. From time to time, these audits result in proposed assessments. Among current audits, the Internal Revenue Service (IRS) is in the final stages of its examination of the Company's federal income tax returns for 1993 through 1995. In connection with this examination, the IRS has proposed assessments that challenge certain of the Company's tax positions which, if upheld through the administrative and legal process, could have a material impact on the Company's earnings and cash flow. The Company believes that its tax positions comply with applicable tax law and it intends to defend its positions vigorously. The Company believes it has adequately provided for any reasonably foreseeable outcome related to these matters, and it does not anticipate any material earnings impact from their ultimate resolution.  During fiscal year 2002, the Company negotiated the settlement of a number of proposed assessments, and it continues to pursue favorable settlement of the remaining items.

Accounting Changes

       In November 2002, the Financial Accounting Standards Board (FASB) issued FASB
Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees,
Including Indirect Guarantees of Indebtedness of Others (FIN 45).  FIN 45 requires a guarantor to recognize a liability, at the inception of the guarantee, for the fair value of obligations it has undertaken in issuing the guarantee and also include more detailed disclosures with
respect to guarantees.   FIN 45 is effective for guarantees issued or modified starting January
1, 2003 and requires the additional disclosures for the period ended December 31, 2002.  The
Company does not expect that the provisions of FIN 45 will have a material impact on the
Company's results of operations or financial position.  The Company has provided additional disclosure with respect to guarantees in Note 12 to the Condensed Consolidated Financial
Statements.

                                        THE WALT DISNEY COMPANY
                             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(continued)

       In January 2003, the FASB issued EITF No. 00-21, Revenue Arrangements with Multiple
Deliverables (EITF 00-21).  EITF 00-21 provides guidance on how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting.  EITF
00-21 will be effective for arrangements entered into after June 30, 2003.  The Company is evaluating the impact of its adoption on its consolidated results of operations and financial position.

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

       We use interest rate swaps and other instruments to manage net exposure to interest rate changes related to our borrowings and investments and to lower the Company's overall borrowing costs.  We do not enter into interest rate swaps for speculative purposes.  Significant interest rate risk management instruments held by the Company during the quarter included receive-fixed and pay-fixed swaps.  Receive-fixed swaps, which expire in one to 30 years, effectively convert medium- and long-term obligations to LIBOR-indexed variable rate instruments.  Pay-fixed swaps, which expire in one to two years, effectively convert floating-rate obligations to fixed-rate instruments.

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

       We use forward and option strategies that provide for the sale of foreign currencies to hedge probable, but not firmly committed, revenues. We also use forward contracts to hedge foreign currency assets and liabilities. These forward and option contracts generally mature within five years.  While these hedging instruments are subject to fluctuations in value, such fluctuations should offset changes in the value of the underlying exposures being hedged.  The principal currencies hedged are the European euro, Japanese yen, British pound and Canadian dollar.  Cross-currency swaps are used to hedge foreign currency-denominated borrowings.

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

FORWARD LOOKING STATEMENTS

       The Private Securities Litigation Reform Act of 1995 (the Act) provides a safe harbor for
"forward- looking statements" made by or on behalf of the Company.  We may from time to time make written or oral statements that are "forward-looking" including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to our shareholders. All statements that express expectations and projections with respect to future matters may be affected by changes in the Company's strategic direction, as well as by developments beyond the Company's control.  These developments may include changes in global, political or economic conditions that may, among other things, affect the international performance of the Company's theatrical and home video releases, television programming and consumer products, regulatory and other uncertainties associated with the Internet and other technological developments; and the launching or prospective development of new business initiatives.  All forward-looking statements are made on the basis of management's views and assumptions, as of the time the statements are made, regarding future events and business performance.  There can be no assurance, however, that our expectations will necessarily come to pass.

       Factors that may affect forward-looking statements.  For an enterprise as large and complex as the Company, a wide range of factors could materially affect future developments and performance.  A list of such factors is set forth in the Company's Annual Report on Form 10-K for the year ended September 30, 2002 under the heading "Factors that may affect forward-looking statements."

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.  See Item 2. Management's
Discussion and Analysis of Financial Condition and Results of Operations.

                                     PART I. FINANCIAL INFORMATION

Item 4.  Controls and Procedures

       (a) Evaluation of Disclosure Controls and Procedures.  We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who verify the Company's financial reports and to other members of senior management and the Board of Directors.

       Based on their evaluation as of January 29, 2003, the principal executive officer and principal financial officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities
Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

       (b) Changes in Internal Controls.  There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of their most recent evaluation.

                                       PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

       Stephen Slesinger, Inc. v. The Walt Disney Company.  In this lawsuit, filed on February 27,
1991 and pending in the Los Angeles County Superior Court, the plaintiff claims that a Company subsidiary defrauded it and breached a 1983 licensing agreement with respect to certain Winnie the Pooh properties, by failing to account for and pay royalties on revenues earned from the sale of Winnie the Pooh movies on videocassette and from the exploitation of Winnie the Pooh merchandising rights. The plaintiff seeks damages for the licensee's alleged breaches as well as confirmation of the plaintiff's interpretation of the licensing agreement with respect to future activities. The plaintiff also seeks the right to terminate the agreement on the basis of the alleged breaches. The Company disputes that the plaintiff is entitled to any damages or other relief of any kind, including termination of the licensing agreement. If each of the plaintiff's claims were to be confirmed in a final judgment, damages as argued by the plaintiff could total as much as several hundred million dollars and adversely impact the value to the
Company of any future exploitation of the licensed rights. However, given the number of outstanding issues and the uncertainty of their ultimate disposition, management is unable to predict the magnitude of any potential determination of the plaintiff's claims.  The trial date is currently scheduled for March 2003, although the court has indicated its intent to vacate the March date and set a new date.

       Milne and Disney Enterprises, Inc. v. Stephen Slesinger, Inc.  On November 5, 2002, Clare
Milne, the granddaughter of A. A. Milne, author of the Winnie the Pooh books, and the Company's subsidiary Disney Enterprises, Inc. filed a complaint against Stephen Slesinger, Inc. ("SSI")
in the United States District Court for the Central District of California. On November 4,
2002, Ms. Milne served notices to SSI and the Company's subsidiary terminating A. A. Milne's prior grant of rights to Winnie the Pooh, effective November 5, 2004, and granted all of those rights to the Company's subsidiary. In their lawsuit, Ms. Milne and the Company's subsidiary seek a declaratory judgment, under United States copyright law, that Ms. Milne's termination notices were valid; that SSI's rights to Winnie the Pooh in the United States will terminate effective November 5, 2004; that upon termination of SSI's rights in the United States, the
1983 licensing agreement that is the subject of the Stephen Slesinger, Inc. lawsuit described above will terminate by operation of law; and that, as of November 5, 2004, SSI will be entitled to no further royalties for uses of Winnie the Pooh.  In January 2003, SSI filed an answer denying the material allegations of the complaint, and counterclaims seeking a declaration that Ms. Milne's grant of rights to Disney Enterprises is void and unenforceable, and that Disney Enterprises remains obligated to pay SSI royalties under the 1983 licensing agreement. SSI also filed a motion to dismiss the complaint or, in the alternative, for summary judgment.

       Kohn v. The Walt Disney Company et al.  On August 15, 2002, Aaron Kohn filed a class action lawsuit against the Company, its Chief Executive Officer and its Chief Financial Officer in the
United States District Court for the Central District of California on behalf of a putative class consisting of purchasers of the Company's common stock between August 15, 1997 and May
15, 2002. Subsequently, at least nine substantially identical lawsuits were also filed in the same court, each alleging that the defendants violated federal securities laws by not disclosing the pendency and potential implications of the Stephen Slesinger, Inc. lawsuit described above prior to the Company's filing of its quarterly report on Form 10-Q in May 2002.
The plaintiffs claim that this alleged nondisclosure constituted a fraud on the market that artificially inflated the Company's stock price, and contend that a decline in the stock price resulted from the May 2002 disclosure. The plaintiffs seek compensatory damages and/or rescission for themselves and all members of their defined class. Several of the plaintiffs filed motions asking the court to appoint lead plaintiffs and counsel, and to consolidate the related actions into a single case.  On December 10, 2002, the motion to consolidate the cases was granted, but the motions to appoint lead plaintiffs and counsel were denied. On December
16, 2002, the plaintiffs filed another motion proposing new candidates to serve as lead plaintiffs, and for appointment of lead counsel.

       Galluscio v. Eisner et al. On December 4, 2002, Dominic Galluscio filed a shareholder derivative lawsuit in Delaware Chancery Court claiming that the Company's current directors failed to reserve adequately for the claims in the Stephen Slesinger, Inc. lawsuit described above, causing the Company's financial results to be overstated, so as to benefit top executives whose compensation is determined in part based upon the Company's

                                       PART II. OTHER INFORMATION

    Item 1.  Legal Proceedings - (continued)

financial performance. The director defendants and the Company (which is a nominal defendant)
filed answers to the complaint on January 17, 2003 denying the material allegations of the complaint.

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

(a)    Exhibits

       10(a) Non-employee Director's Retirement Policy

(b)    Reports on Form 8-K

       The following current report on Form 8-K was filed by the Company during the Company's first fiscal quarter:

       (1)    Current report on Form 8-K dated November 7, 2002, set forth (a) the earnings release for the fiscal year ended September 30, 2002 and (b) text of the conference call concerning the earnings release.

                                            SIGNATURE

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                  THE WALT DISNEY COMPANY
                                                                --------------------------------------------------
                                                                               (Registrant)

                                                           By:  /s/ THOMAS O. STAGGS
                                                                --------------------------------------------------
                                                                THOMAS O. STAGGS
                                                                (Thomas O. Staggs, Senior Executive Vice President
                                                                and Chief Financial Officer)

February 4, 2003
Burbank, California

                                         CERTIFICATIONS

I, Michael D. Eisner, Chairman of the Board and Chief Executive Officer of The Walt Disney
Company (the "Company"), certify that:

1.   I have reviewed this quarterly report on Form 10-Q of the Company;

2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.   The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and
     15d-14) for the registrant and have:

     a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the
         "Evaluation Date"); and

     c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.   The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 4, 2003
      --------------------
                                                                           By:  /s/ MICHAEL D. EISNER
                                                                                -------------------------------------
                                                                                Michael D. Eisner
                                                                                Chairman of the Board
                                                                                  and Chief Executive Officer
                                                                                                                                                                  Executive

                                    CERTIFICATION PURSUANT TO
                                     18 U.S.C. SECTION 1350,
                                     AS ADOPTED PURSUANT TO
                          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of The Walt Disney Company (the "Company") on
Form 10-Q for the fiscal quarter ended December 31, 2002 as filed with the Securities and
Exchange Commission on the date hereof (the "Report"), I, Michael D. Eisner, Chairman of the
Board and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

1.       The Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934; and

2.       The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By:  /s/ MICHAEL D. EISNER
----------------------------------------------------
Michael D. Eisner
Chairman of the Board
and Chief Executive Officer
February 4, 2003

                                         CERTIFICATIONS

I, Thomas O. Staggs, Senior Executive Vice President and Chief Financial Officer of The Walt
Disney Company (the "Company"), certify that:

1.   I have reviewed this quarterly report on Form 10-Q of the Company;

2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.   The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and
     15d-14) for the registrant and have:

     a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the
         "Evaluation Date"); and

     c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.   The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 4, 2003
      --------------------
                                                                           By:  /s/ THOMAS O. STAGGS
                                                                                -------------------------------------
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

                                    CERTIFICATION PURSUANT TO
                                     18 U.S.C. SECTION 1350,
                                     AS ADOPTED PURSUANT TO
                          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of The Walt Disney Company (the "Company") on
Form 10-Q for the fiscal quarter ended December 31, 2002 as filed with the Securities and
Exchange Commission on the date hereof (the "Report"), I, Thomas O. Staggs, Senior Executive
Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C.
§1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

1.       The Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934; and

2.       The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By: /s/ THOMAS O. STAGGS
----------------------------------------------------
Thomas O. Staggs
Senior Executive Vice President
and Chief Financial Officer
February 4, 2003