Form 10-Q
period 2003-03-31
WALT DISNEY CO/
filed 2003-05-15
CIK 1001039

                                                       UNITED STATES
                                             SECURITIES AND EXCHANGE COMMISSION
                                                   Washington, D.C. 20549

                                                         FORM 10-Q

                                    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                            THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2003                                                         Commission File Number 1-11605

Incorporated in Delaware                                                                     I.R.S. Employer Identification
                                                                                                         No. 95-4545390
                                                 The Walt Disney Company
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

         YES    X         NO

                     There were 2,043,210,611 shares of common stock outstanding as of April 30, 2003.

                                               PART I. FINANCIAL INFORMATION

                                                Item 1. Financial Statements

                                                  THE WALT DISNEY COMPANY
                                        CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                      (unaudited; in millions, except per share data)

                                                                            Three Months Ended               Six Months Ended
                                                                                 March 31,                      March 31,
                                                                         --------------------------     ---------------------------
                                                                           2003            2002            2003            2002
                                                                         ----------     -----------     -----------     -----------
Revenues                                                              $     6,332     $    5,856      $   13,798     $    12,872

Costs and expenses                                                         (5,779)        (5,251)        (12,569)        (11,618)

Amortization of intangible assets                                              (7)            (2)            (12)             (5)

Net interest expense                                                         (178)          (158)           (474)           (103)

Equity in the income of investees                                              51             49             141             119
                                                                         ----------     -----------     -----------     -----------
Income before income taxes and minority interests                             419            494             884           1,265

Income taxes                                                                 (157)          (205)           (344)           (504)

Minority interests                                                            (33)           (30)            (55)            (64)
                                                                         ----------     -----------     -----------     -----------

Net income                                                            $       229     $      259      $      485     $       697
                                                                         ==========     ===========     ===========     ===========

Earnings per share (basic and diluted)                                $       0.11    $      0.13     $      0.24    $       0.34
                                                                         ==========     ===========     ===========     ===========

Average number of common and common equivalent
     shares outstanding:

         Diluted                                                            2,043          2,045           2,043           2,043
                                                                         ==========     ===========     ===========     ===========

         Basic                                                              2,042          2,039           2,042           2,039
                                                                         ==========     ===========     ===========     ===========

                                  See Notes to Condensed Consolidated Financial Statements

                                                  THE WALT DISNEY COMPANY
                                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                            (in millions, except per share data)

                                                                                 March 31,            September 30,
                                                                                   2003                   2002
                                                                             ------------------     ------------------
                                                                                (unaudited)
ASSETS
Current assets
     Cash and cash equivalents                                            $            1,752     $            1,239
     Receivables                                                                       4,382                  4,049
     Inventories                                                                         629                    697
     Television costs                                                                    619                    661
     Deferred income taxes                                                               624                    624
     Other assets                                                                        659                    579
                                                                             ------------------     ------------------
         Total current assets                                                          8,665                  7,849

Film and television costs                                                              6,255                  5,959
Investments                                                                            1,824                  1,810
Parks, resorts and other property, at cost
     Attractions, buildings and equipment                                             19,178                 18,917
     Accumulated depreciation                                                         (8,519)                (8,133)
                                                                             ------------------     ------------------
                                                                                      10,659                 10,784
     Projects in progress                                                              1,312                  1,148
     Land                                                                                764                    848
                                                                             ------------------     ------------------
                                                                                      12,735                 12,780

Intangible assets, net                                                                 2,767                  2,776
Goodwill                                                                              16,978                 17,083
Other assets                                                                           1,532                  1,788
                                                                             ------------------     ------------------
                                                                          $           50,756     $           50,045
                                                                             ==================     ==================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Accounts payable and other accrued liabilities                       $            4,952     $            5,173
     Current portion of borrowings                                                     1,781                  1,663
     Unearned royalties and other advances                                             1,171                    983
                                                                             ------------------     ------------------
         Total current liabilities                                                     7,904                  7,819

Borrowings                                                                            12,932                 12,467
Deferred income taxes                                                                  2,720                  2,597
Other long-term liabilities                                                            3,199                  3,283
Minority interests                                                                       491                    434
Commitments and contingencies
Stockholders' equity
     Preferred stock, $.01 par value
         Authorized - 100 million shares, Issued - none
     Common stock, $.01 par value
         Authorized - 3.6 billion shares, Issued - 2.1 billion shares                 12,117                 12,107
     Retained earnings                                                                13,035                 12,979
     Accumulated other comprehensive income (loss)                                      (115)                   (85)
                                                                             ------------------     ------------------
                                                                                      25,037                 25,001
     Treasury stock, at cost, 86.7 million and 81.4 million shares                    (1,527)                (1,395)
     Shares held by TWDC Stock Compensation Fund II, at cost
         6.6 million shares at September 30, 2002                                          -                   (161)
                                                                             ------------------     ------------------
                                                                                      23,510                 23,445
                                                                             ------------------     ------------------
                                                                          $           50,756     $           50,045
                                                                             ==================     ==================

                                  See Notes to Condensed Consolidated Financial Statements

                                                  THE WALT DISNEY COMPANY
                                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (unaudited, in millions)

                                                                              Six Months Ended March 31,
                                                                         -----------------------------------------
                                                                               2003                   2002
                                                                         ------------------     ------------------
NET INCOME                                                             $             485      $             697

OPERATING ITEMS NOT REQUIRING CASH
     Depreciation                                                                    530                    506
     Equity in the income of investees                                              (141)                  (119)
     Minority interests                                                               55                     64
     Amortization of intangible assets                                                12                      5
     Write-off of aircraft leveraged lease investment                                114                      -
     Gain on sale of Knight-Ridder, Inc. shares                                        -                   (216)
     Other                                                                           180                    561
CHANGES IN WORKING CAPITAL                                                          (306)                  (818)
                                                                         ------------------     ------------------
     Cash provided by operations                                                     929                    680
                                                                         ------------------     ------------------

INVESTING ACTIVITIES
     Investments in parks, resorts and other property                               (448)                  (486)
     Acquisitions (net of cash acquired)                                             (28)                (2,845)
     Dispositions                                                                      -                     16
     Proceeds from sale of investments                                                29                    598
     Purchase of investments                                                          (1)                    (3)
     Other                                                                           (22)                   (11)
                                                                         ------------------     ------------------
     Cash used by investing activities                                              (470)                (2,731)
                                                                         ------------------     ------------------

FINANCING ACTIVITIES
     Borrowings                                                                      300                  2,905
     Reduction of borrowings                                                      (1,072)                (1,147)
     Commercial paper borrowings, net                                              1,226                  1,947
     Exercise of stock options and other                                              29                     25
     Dividends                                                                      (429)                  (428)
                                                                         ------------------     ------------------
     Cash provided by financing activities                                            54                  3,302
                                                                         ------------------     ------------------

Increase in cash and cash equivalents                                                513                  1,251
Cash and cash equivalents, beginning of period                                     1,239                    618
                                                                         ------------------     ------------------
Cash and cash equivalents, end of period                               $           1,752      $           1,869
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

                                                     Three Months                       Six Months
                                                    Ended March 31,                   Ended March 31,
                                             ------------------------------     ----------------------------
                                                2003              2002            2003             2002
                                             -----------      -------------     ----------     -------------
     Revenues:
          Media Networks                   $    2,485      $       2,196     $     5,725    $       5,172
                                             -----------      -------------     ----------     -------------
          Parks and Resorts                     1,485              1,525           3,033            2,958
                                             -----------      -------------     ----------     -------------
          Studio Entertainment
              Third parties                     1,844              1,538           3,724            3,298
              Intersegment                         18                 17              29               30
                                             -----------      -------------     ----------     -------------
                                                1,862              1,555           3,753            3,328
                                             -----------      -------------     ----------     -------------
          Consumer Products
              Third parties                       518                597           1,316            1,444
              Intersegment                        (18)               (17)            (29)             (30)
                                             -----------      -------------     ----------     -------------
                                                  500                580           1,287            1,414
                                             -----------      -------------     ----------     -------------
                                           $    6,332      $       5,856     $    13,798    $      12,872
                                             ===========      =============     ==========     =============
     Segment operating income:
          Media Networks                   $      232      $         309     $       457    $         551
          Parks and Resorts                       155                280             380              467
          Studio Entertainment                    206                 27             344              176
          Consumer Products                        53                 86             243              261
                                             -----------      -------------     ----------     -------------
                                           $      646      $         702     $     1,424    $       1,455
                                             ===========      =============     ==========     =============

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

                                                                          Three Months                   Six Months
                                                                        Ended March 31,               Ended March 31,
                                                                    -------------------------     -------------------------
                                                                      2003           2002           2003           2002
                                                                    ----------     ----------     ----------     ----------
Segment operating income                                          $      646     $      702    $     1,424    $     1,455
Corporate and unallocated shared expenses                                (93)           (97)          (195)          (201)
Amortization of intangible assets                                         (7)            (2)           (12)            (5)
Net interest expense                                                    (178)          (158)          (474)          (103)
Equity in the income of investees                                         51             49            141            119
                                                                    ----------     ----------     ----------     ----------
Income before income taxes and minority interests                 $      419     $      494    $       884    $     1,265
                                                                    ==========     ==========     ==========     ==========

3.     In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 45, Guarantor's
Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45).
FIN 45 requires a guarantor to recognize a liability, at the inception of the guarantee, for the fair value of obligations
it has undertaken in issuing the guarantee and also requires more detailed disclosures with respect to guarantees.   FIN
45 is effective for guarantees issued or modified starting January 1, 2003 and requires additional disclosures for existing guarantees.  The adoption of FIN 45 did not have a material impact on the Company's results of operations or financial position.  The Company has provided additional disclosure with respect to guarantees in Note 12.

       In January 2003, consensus was reached on  EITF No. 00-21, Revenue Arrangements with Multiple Deliverables (EITF
00-21).  EITF 00-21 provides guidance on how to determine whether an arrangement involving multiple deliverables requires that such deliverables be accounted for separately.  EITF 00-21 allows for prospective adoption for arrangements entered into after June 30, 2003 or adoption via a cumulative effect of a change in accounting principal.  The Company is evaluating the impact the adoption of EITF 00-21 will have on its consolidated results of operations and financial position.

       In January 2003, the FASB also issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN
46).  FIN 46 requires that the holder of a variable interest evaluate whether or not a variable interest entity should be consolidated.  The consolidation provisions apply immediately for a variable interest entity created after January 31,
2003 and after June 15, 2003 for a variable interest entity created before February 1, 2003.   The Company will adopt the
provisions of FIN 46 in the third quarter of fiscal 2003.  We do not expect that this adoption will have a material impact on the Company's results of operations or financial position.

                                                  THE WALT DISNEY COMPANY
                                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (unaudited; tabular dollars in millions, except per share data)

4.     During the first quarter of fiscal 2003, the Company wrote-off its aircraft leveraged lease investment with United
Airlines, which filed for bankruptcy protection resulting in an pre-tax charge of $114 million, or $0.04 per share.  Based on the bankruptcy filing, we believe it is unlikely that the Company will recover this investment.  The pre-tax charge of
$114 million for the write-off is reported in "net interest expense" in the Condensed Consolidated Statements of Income.
As of March 31, 2003, our remaining aircraft leveraged lease investment totaled approximately $175 million, of which $119 million and $56 million, reflected our investment with Delta Air Lines and FedEx, respectively.  Given the current status of the airline industry, we continue to monitor these investments, particularly Delta Air Lines.  The inability of Delta
Air Lines to make their lease payments, or the termination of our lease through a bankruptcy proceeding, could result in a material charge for the write-down of some or all of our investment and could accelerate income tax payments.

       During the first quarter of fiscal 2002, the Company sold the remaining shares of Knight-Ridder, Inc. that it had received in connection with the disposition of certain publishing operations in fiscal 1997.  The pre-tax gain of $216 million on the sale is included in "net interest expense" in the Condensed Consolidated Statements of Income.

5.     The changes in the carrying amount of goodwill for the six months ended March 31, 2003 are as follows:

                                                              Media
                                                             Networks            Other               Total
                                                         -----------------    -------------     -----------------
       Balance as of October 1, 2002                   $         17,008     $         75      $         17,083
       Goodwill acquired during the period                           20                1                    21
       ABC acquisition adjustment                                  (126)               -                  (126)
                                                         -----------------    -------------     -----------------
       Balance as of March 31, 2003                    $         16,902     $         76      $         16,978
                                                         =================    =============     =================

       During the first quarter of fiscal 2003, certain preacquisition tax contingencies related to the Company's 1996 acquisition of Capital Cities/ABC, Inc. were favorably resolved.  Reserves recorded for these exposures were reversed against goodwill.

6.     During the six months ended March 31, 2003, the Company increased its commercial paper borrowings by approximately
$1.2 billion and issued global bonds with proceeds of $300 million.  The global bonds have an effective interest rate of
5.9%, and mature in fiscal 2018.  During the six-month period, the Company repaid approximately $180 million of term debt, which matured during the six-month period.  Additionally, during the six-month period the Company called and repaid approximately $892 million of debt assumed in the acquisition of ABC Family.  As of March 31, 2003, total commercial paper borrowings were approximately $1.9 billion.

7.     Euro Disney S.C.A. operates the Disneyland Resort Paris on a 4,800-acre site near Paris, France.  The Company accounts for its 39% interest using the equity method of accounting.

       As of March 31, 2003, the total of the Company's investment and accounts and notes receivable from Euro Disney totaled $518 million, including $179 million drawn under a line of credit that the Company has provided to Euro Disney, due in June 2004.  As of March 31, 2003, this line of credit was fully drawn.

       Due to a current slow-down in tourism and the potential impact of ongoing geopolitical uncertainties, on March 28,
2003, the Company agreed with Euro Disney not to charge royalties and management fees for the period from January 1, 2003 to September 30, 2003, to the extent needed for Euro Disney to comply with a bank covenant regarding its operating income.  As a result of this action, the Company will not recognize additional royalties and management fees for the last three quarters of fiscal 2003.  Additionally, for both fiscal 2003 and fiscal 2004, the Company agreed to allow Euro
Disney to pay its royalties and management fees annually, instead of quarterly.

                                                 THE WALT DISNEY COMPANY
                                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (unaudited; tabular dollars in millions, except per share data)

During the last three quarters of fiscal 2002, royalties and management fees from Euro Disney totaled $6 million, $9 million and $12 million, respectively.

       In connection with the financial restructuring of Euro Disney in 1994, Euro Disney Associés S.N.C. (Disney SNC), a
wholly-owned affiliate of the Company, entered into a lease arrangement with a financing company with a noncancelable term of 12 years related to substantially all of the Disneyland Park assets, and then entered into a 12 year sublease agreement with Euro Disney.  Remaining lease rentals at March 31, 2003 of approximately $695 million receivable from Euro Disney under the sublease approximate the amounts payable by Disney SNC under the lease.  At the conclusion of the sublease term,
Euro Disney will have the option of assuming Disney SNC's rights and obligations under the lease.  If Euro Disney does not exercise its option, Disney SNC may purchase the assets, continue to lease the assets or elect to terminate the lease, in which case Disney SNC would make a termination payment to the lessor equal to 75% of the lessor's then outstanding debt related to the Disneyland Park assets, which payment would be approximately $1.2 billion; Disney SNC could then sell or lease the assets on behalf of the lessor to satisfy the remaining debt, with any excess proceeds payable to Disney SNC.

       As of March 31, 2003, Euro Disney had, on a US GAAP basis, total assets of $3.2 billion and total liabilities of
$3.2 billion, including borrowings totaling $2.5 billion.

8.     Diluted earnings per share amounts are calculated using the treasury stock method and are based upon the weighted average number of common and common equivalent shares outstanding during the period. For the quarters ended March 31, 2003 and 2002, options for 223 million and 126 million shares, respectively, were excluded from the diluted earnings per share calculation as they were anti-dilutive.  For the six months ended March 31, 2003 and 2002, options for 211 million and 145 million shares, respectively, were excluded.

9.     Comprehensive income is as follows:

                                                                            Three Months                   Six Months
                                                                          Ended March 31,                Ended March 31,
                                                                      -------------------------     --------------------------
                                                                        2003           2002           2003           2002
                                                                      ----------     ----------     ---------     ------------
     Net income                                                     $      229     $      259     $      485    $      697

     Market value adjustments for investments and hedges,
        net of tax                                                         (15)           (11)           (33)           16

     Foreign currency translation, net of tax                               (9)            (2)             3            38
                                                                      ----------     ----------     ---------     ------------
     Comprehensive income                                           $      205     $      246     $      455    $      751
                                                                      ==========     ==========     =========     ============

10.    The following table reflects pro forma net income and earnings per share had the Company elected to record employee stock option expense based on the fair value methodology:

                                                                     Three Months Ended March              Six Months
                                                                                31,                     Ended March 31,
                                                                     --------------------------    ---------------------------

                                                                        2003          2002           2003            2002
                                                                     ------------  ------------    ----------     ------------

     Net income:

          As reported                                               $       229   $       259     $     485      $       697

          Less stock option expense                                        (112)         (121)         (223)            (230)

          Tax effect                                                         42            46            83               86
                                                                     ------------  ------------    ----------     ------------
          Pro forma after stock option expense                      $       159   $       184     $     345      $       553
                                                                     ============  ============    ==========     ============

     Diluted earnings per share:

          As reported                                               $      0.11   $      0.13     $    0.24      $      0.34

          Pro forma after option expense                            $      0.08   $      0.09     $    0.17      $      0.27

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

       The Company grants restricted stock units to certain executives.  Certain restricted stock units vest upon the achievement of defined performance conditions while, the remaining restricted stock units generally vest equally in two and four years from the grant date.  Restricted stock units are forfeited if the grantee terminates employment prior to vesting.  During the six months ended March 31, 2003, the Company granted 2,756,000 restricted stock units and recorded compensation expense of approximately $7.5 million.  As of March 31, 2003, 3,978,000 restricted stock units are outstanding and unearned stock compensation expense totaled approximately $64 million.

11.    In December 1999, the Company established the TWDC Stock Compensation Fund II pursuant to the Company's repurchase
program to acquire shares of Disney common stock for the purpose of funding certain future stock-based compensation.   The
fund was terminated on December 12, 2002.  On that date, the 5,359,485 shares of Disney common stock still owned by the fund were transferred back to the Company and were classified as treasury stock.

12.    The Company has exposure to various legal and other contingencies arising from the conduct of its business.

Litigation

       Stephen Slesinger, Inc. v. The Walt Disney Company.  In this lawsuit, filed on February 27, 1991, the plaintiff claims that a Company subsidiary defrauded it and breached a 1983 licensing agreement with respect to certain Winnie the
Pooh properties, by failing to account for and pay royalties on revenues earned from the sale of Winnie the Pooh movies on videocassette and from the exploitation of Winnie the Pooh merchandising rights. The plaintiff seeks damages for the licensee's alleged breaches as well as confirmation of the plaintiff's interpretation of the licensing agreement with respect to future activities. The plaintiff also seeks the right to terminate the agreement on the basis of the alleged breaches. The Company disputes that the plaintiff is entitled to any damages or other relief of any kind, including termination of the licensing agreement. If each of the plaintiff's claims were to be confirmed in a final judgment, damages as argued by the plaintiff could total as much as several hundred million dollars and adversely impact the value to the Company of any future exploitation of the licensed rights. However, given the number of outstanding issues and the uncertainty of their ultimate disposition, management is unable to predict the magnitude of any potential determination of the plaintiff's claims.  On April 24, 2003, the Company removed the case from Los Angeles County Superior Court to the
United States District Court for the Central District of California, where no trial date has been set.

       Milne and Disney Enterprises, Inc. v. Stephen Slesinger, Inc.  On November 5, 2002, Clare Milne, the granddaughter of
A. A. Milne, author of the Winnie the Pooh books, and the Company's subsidiary Disney Enterprises, Inc., filed a complaint against Stephen Slesinger, Inc. ("SSI") in the United States District Court for the Central District of California. On
November 4, 2002, Ms. Milne served notices to SSI and the Company's subsidiary terminating A. A. Milne's prior grant of rights to Winnie the Pooh, effective November 5, 2004, and granted all of those rights to the Company's subsidiary. In their lawsuit, Ms. Milne and the Company's subsidiary seek a declaratory judgment, under United States copyright law, that
Ms. Milne's termination notices were valid; that SSI's rights to Winnie the Pooh in the United States will terminate effective November 5, 2004; that upon termination of SSI's rights in the United States, the 1983 licensing agreement that is the subject of the Stephen Slesinger, Inc. lawsuit described above will terminate by operation of law; and that, as of
November 5, 2004, SSI will be entitled to no further royalties for uses of Winnie the Pooh.

                                                 THE WALT DISNEY COMPANY
                                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited; tabular dollars in millions, except per share data)

In January 2003, SSI filed (a) an answer denying the material allegations of the complaint and (b) counterclaims seeking a declaration (i) that Ms. Milne's grant of rights to Disney Enterprises, Inc. is void and unenforceable and (ii) that
Disney Enterprises, Inc. remains obligated to pay SSI royalties under the 1983 licensing agreement. SSI also filed a motion to dismiss the complaint or, in the alternative, for summary judgment.  On May 8, 2003, the Court ruled that
Milne's termination notices are invalid and dismissed SSI's counterclaim as moot.

       Kohn v. The Walt Disney Company et al.  On August 15, 2002, Aaron Kohn filed a class action lawsuit against the
Company, its Chief Executive Officer and its Chief Financial Officer in the United States District Court for the Central
District of California on behalf of a putative class consisting of purchasers of the Company's common stock between August
15, 1997 and May 15, 2002. Subsequently, at least nine substantially identical lawsuits were also filed in the same court, each alleging that the defendants violated federal securities laws by not disclosing the pendency and potential implications of the Stephen Slesinger, Inc. lawsuit described above prior to the Company's filing of its quarterly report on Form 10-Q in May 2002. The plaintiffs claim that this alleged nondisclosure constituted a fraud on the market that artificially inflated the Company's stock price, and contend that a decline in the stock price resulted from the May 2002 disclosure. The plaintiffs seek compensatory damages and/or rescission for themselves and all members of their defined class.  On December 10, 2002, plaintiffs' motion to consolidate the related actions into a single case was granted, and their motion for appointment of lead plaintiffs and counsel was granted on February 21, 2003.

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

Contractual Guarantees

       Commencing in 1994, the Company guaranteed certain special assessment and water/sewer revenue bond series issued by the Celebration Community Development District and the Enterprise Community Development District (collectively, the
Districts).  The bond proceeds were used by the Districts to finance the construction of infrastructure improvements and the water and sewer system in the mixed-use, residential community of Celebration, Florida (Celebration).  As of March 31,
2003, the remaining debt service obligation guaranteed by the Company was $115 million, of which $67 million was principal.

       In 1997, the Company guaranteed certain bond issuances by the Anaheim Public Authority for a total of $111 million.
The guarantee also extends to interest that will total $298 million over the 40-year life of the bond.  The bond proceeds were used by the City of Anaheim to finance construction of infrastructure and a public parking facility adjacent to the
Disneyland Resort.  Revenues from sales, occupancy and property taxes from the Disneyland Resort and non-Disney hotels are used by the City of Anaheim to repay the bonds.  In the event of a debt service shortfall, the Company will be responsible to fund the shortfall. To the extent that subsequent tax revenues exceed the debt service payments in subsequent periods, the Company would be reimbursed for any previously funded shortfalls.

                                                  THE WALT DISNEY COMPANY
                                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (unaudited; tabular dollars in millions, except per share data)

       To date, tax revenues have exceeded the debt service payments for both the Celebration and Anaheim bonds.

13.    As a matter of course, the Company is regularly audited by federal, state and foreign tax authorities.  From time to time, these audits result in proposed assessments.  The Internal Revenue Service (IRS) has recently completed its examination of the Company's federal income tax returns for 1993 through 1995.  In connection with this examination, the
IRS has proposed assessments that challenge certain of the Company's tax positions.  The Company has negotiated the settlement of a number of proposed assessments, and is pursuing an administrative appeal before the IRS with regard to the remainder.  If the remaining proposed assessments are upheld through the administrative and legal process, they could have a material impact on the Company's earnings and cash flow.  However, the Company believes that its tax positions comply with applicable tax law and intends to defend its positions vigorously.  The Company believes it has adequately provided for any reasonably foreseeable outcome related to these matters.  Although their ultimate resolution will likely require additional cash tax payments, the Company does not anticipate any material earnings impact from these matters.

14.    In April 2003, the Company issued $1.3 billion of convertible senior notes due on April 15, 2023.  The notes bear interest at an annual rate of 2.125% and are redeemable at the Company's option any time after April 15, 2008 at a price of 100% of the principal amount of the notes.  The notes are redeemable at the investor's option at a price of 100% of principal amount on April 15, 2008, April 15, 2013 and April 15, 2018, and upon the occurrence of certain fundamental changes, such as a change in control.  The notes are convertible into Disney common stock, under certain circumstances, at an initial conversion rate of 33.9443 shares of common stock per $1,000 principal amount of notes.  This is equivalent to an initial conversion price of $29.46.  The conversion rate is subject to adjustment if certain events occur.

15.    On April 14, 2003, the Company signed an agreement with Arturo Moreno for the sale of the Anaheim Angels baseball team.  The sale is expected to close in May 2003.  The Company does not expect a material gain from the transaction.

                                                  THE WALT DISNEY COMPANY
                                      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                       FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SEASONALITY

       The Company's businesses are subject to the effects of seasonality. Consequently, the operating results for the six months ended March 31, 2003 for each business segment, and for the Company as a whole, are not necessarily indicative of results to be expected for the full year.

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

       Parks and Resorts revenues fluctuate with changes in theme park attendance and resort occupancy resulting from the seasonal nature of vacation travel. Peak attendance and resort occupancy generally occur during the summer months, when school vacations occur and during early-winter and spring holiday periods.

       Consumer Products revenues are influenced by seasonal consumer purchasing behavior and the timing of animated theatrical releases.

RESULTS OF OPERATIONS

       Net income for the quarter decreased 12%, or $30 million, to $229 million, and earnings per share decreased 15%, or
$0.02, to $0.11 compared to the prior-year quarter.  Results for the current quarter reflected lower segment operating income and higher net interest expense.  Decreased segment operating income reflected lower Parks and Resorts, Media
Networks and Consumer Products results, partially offset by improvements at Studio Entertainment.  Corporate and unallocated shared expenses were relatively flat from the prior-year quarter as additional costs for new finance and human resource information technology systems were offset by lower costs from brand promotion initiatives.  Income from equity investees was also comparable to the prior-year quarter as increases at the cable equity investments were offset by higher losses at Euro Disney.

       Net interest expense is as follows:

                                                            Three Months                           Six Months
                                                           Ended March 31,                      Ended March 31,
                                                    ------------------------------     -----------------------------------

       (unaudited, in millions)                         2003             2002               2003               2002
                                                     -------------   -------------     ---------------    ----------------

       Interest expense                            $    (172)       $    (182)        $      (359)       $       (351)
       Interest and investment income (loss)              (6)              24                (115)                248
                                                     -------------    ------------      --------------    ----------------
       Net interest expense                        $    (178)       $    (158)        $      (474)       $       (103)
                                                     =============    ============      ==============    ================

       Interest expense for the three months ended March 31, 2003 was lower primarily due to lower average debt balances and lower interest rates.  Interest and investment income (loss) for the three months reflected investment losses in the current period compared to investment gains in the prior-year quarter.

                                                      THE WALT DISNEY COMPANY
                                          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(continued)

       For the six months, net income decreased 30% or $212 million, to $485 million, and earnings per share decreased 29%, or $0.10, to $0.24 compared to the prior-year period.  Results for the current period included the write-off of our aircraft leveraged lease investment with United Airlines ($114 million or $0.04 per share).  Results for the prior-year period include a gain on the sale of the Company's remaining shares of Knight-Ridder, Inc. ($216 million or $0.06 per share).  Excluding the year-over-year impact of the United Airlines charge and Knight-Ridder gain, results for the current period reflected lower segment operating income, partially offset by higher equity in the income of investees and lower corporate and unallocated shared expenses.  Decreased segment operating income reflected lower Media Networks, Parks and
Resorts and Consumer Products results, partially offset by stronger performance at Studio Entertainment.  The increase in equity in the income of investees improvements reflected higher advertising revenues at the cable channel investments, partially offset by higher Euro Disney losses.  The decrease in corporate and unallocated shared expenses was primarily due to lower brand promotion initiatives, partially offset by additional costs for finance and human resource information technology systems.

       Pension and post-retirement medical benefit plan costs have increased significantly in fiscal 2003 due primarily to changes in actuarial assumptions and higher healthcare costs.  The majority of these costs are borne by the Parks and
Resorts segment.  We expect that these costs will significantly increase in fiscal 2004, as well.  The projected fiscal
2004 increase is due primarily to a decrease in the discount rate used to measure the present value of plan obligations, as well as the actual performance of plan assets, which has been below the long-term expected performance, reflecting generally decreasing returns of the financial markets overall.  The decrease in the discount rate assumption reflects declining interest rates.

Business Segment Results

    (unaudited, in millions)                  Three Months Ended March 31,                   Six Months Ended March 31,
                                       -------------------------------------------    -----------------------------------------
    Revenues:                             2003            2002         % Change          2003          2002        % Change
                                       -----------    -------------  -------------    -----------    ----------  --------------

         Media Networks               $     2,485     $      2,196           13%   $    5,725     $     5,172    $       11%
         Parks and Resorts                  1,485            1,525           (3)%        3,033           2,958             3%
         Studio Entertainment               1,862            1,555           20%        3,753           3,328            13%
         Consumer Products                    500              580          (14)%        1,287           1,414            (9)%
                                       -----------    -------------                   -----------    ----------
                                      $     6,332     $      5,856            8%   $   13,798     $    12,872    $        7%
                                       ===========     ============                   ===========    ==========

    Segment operating income:
         Media Networks               $       232              309          (25)%   $      457     $       551    $      (17)%
         Parks and Resorts                    155              280          (45)%          380             467           (19)%
         Studio Entertainment                 206               27            n/m          344             176            95%
         Consumer Products                     53     $         86          (38)%          243             261            (7)%
                                       -----------     ------------                   -----------    ----------
                                      $       646     $        702           (8)%   $    1,424     $     1,455    $       (2)%
                                       ===========     ============                   ===========    ==========

       The Company evaluates the performance of its operating segments based on segment operating income.  The following table reconciles segment operating income to income before income taxes and minority interests.

                                                 Three Months Ended March 31,               Six Months Ended March 31,
                                             -------------------------------------    ----------------------------------------
    (unaudited, in millions)                    2003          2002      % Change          2003          2002        % Change
                                             ----------    ---------  ------------    -----------    ----------  -------------

    Segment operating income               $      646    $     702           (8)%   $     1,424    $    1,455            (2)%
    Corporate and unallocated shared
      expenses                                    (93)         (97)           4%          (195)         (201)            3%
    Amortization of intangible assets              (7)          (2)           n/m           (12)           (5)            n/m
    Net interest expense                         (178)        (158)         (13)%          (474)         (103)            n/m
    Equity in the income of investees              51           49            4%           141           119            18%
                                             ----------    ---------                  -----------    ----------
    Income before income taxes and
      minority interests                   $      419    $     494          (15)%   $       884    $    1,265           (30)%
                                             ==========    =========                  ===========    ==========

                                                      THE WALT DISNEY COMPANY
                                          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(continued)

Depreciation expense is as follows:
(unaudited, in millions)                               Three Months Ended                   Six Months Ended
                                                            March 31,                           March 31,
                                                ---------------------------------  -----------------------------------
                                                     2003             2002               2003              2002
                                                ---------------- ----------------  ---------------- ------------------
   Media Networks                                 $        43      $        45      $         85       $         91
   Parks and Resorts                                      170              161               340                322
   Studio Entertainment                                    10               10                19                 21
   Consumer Products                                       18               16                33                 29
                                                   -------------    -------------    --------------     --------------
   Segment depreciation expense                           241              232               477                463
   Corporate                                               28               24                53                 43
                                                   -------------    -------------    --------------     --------------
   Total depreciation expense                    $        269      $       256      $        530       $        506
                                                   =============    =============    ==============     ==============

     Segment depreciation expense is included in segment operating income and corporate depreciation expense is included in corporate and unallocated shared expenses.

Business Segment Results - Three Months

Media Networks

       The following table provides supplemental revenue and operating income detail for the Media Networks segment:

    (unaudited, in millions)
    Three Months Ended March 31,                       2003           2002            % Change
                                                    -----------    -----------   -------------------
    Revenues:
       Broadcasting                               $    1,407     $    1,240             13%
       Cable Networks                                  1,078            956             13%
                                                    -----------    -----------
                                                  $    2,485     $    2,196             13%
                                                    ===========    ===========
    Segment operating income:
       Broadcasting                               $     (105)    $      (13)            n/m
       Cable Networks                                    337            322              5%
                                                    -----------    -----------
                                                  $      232     $      309            (25)%
                                                    ===========    ===========

       Media Networks revenues increased 13%, or $289 million, to $2.5 billion, driven by increases of $167 million at
Broadcasting and $122 million at the Cable Networks.  Increased Broadcasting revenue was driven primarily by an increase of $153 million at the ABC television network and $17 million at the Company's owned and operated stations.  The increases at the television network and stations were primarily driven by higher advertising revenues, reflecting higher rates due to an active scatter market, and in part to the Super Bowl, partially offset by decreases because of regular programming preemptions due to war coverage.  Revenues at the Cable Networks increased primarily due to increases at ESPN due to higher affiliate and advertising revenue.  Higher affiliate revenues reflected contractual rate increases and subscriber growth.  These increases were partially offset by the impact of the bankruptcy filing of a cable affiliate in Latin
America as discussed below.

                                                     THE WALT DISNEY COMPANY
                                          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(continued)

       Segment operating income decreased 25%, or $77 million, to $232 million, driven by decreases of $92 million at
Broadcasting, due to higher programming and production costs, partially offset by an increase of $15 million at the Cable
Networks due to higher revenues, partially offset by higher programming costs.  Costs and expenses, which consist primarily of programming rights costs and amortization, production costs, distribution and selling expenses and labor costs, increased 19%, or $366 million, due to higher programming costs at the television network due to the Super Bowl and higher primetime series costs and at ESPN due to National Football League (NFL) and National Basketball Association (NBA)
programming.  Cost increases also reflected higher marketing costs at ABC Family related to branding initiatives.

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

       The costs of these contracts are charged to expense based on the ratio of each period's gross revenues to estimated total gross revenues over the remaining contract period.  Estimates of total gross revenues can change significantly and, accordingly, they are reviewed periodically and amortization and carrying amounts are adjusted, if necessary.  Such adjustments could have a material effect on the Company's results of operations in future periods.  The initial five-year period of the Company's contract to broadcast the NFL was non-cancelable and ended with the telecast of the 2003 Pro
Bowl.  In February 2003, the NFL exercised its option to extend the contract for an additional three years ending with the telecast of the 2006 Pro Bowl.  Programming rights for the initial five-year period have been charged to expense based on estimates of total revenues for that period of time.

       Consolidation in the cable and satellite distribution industry may affect the Company's ability to obtain and maintain terms of the distribution of its Cable Network services that are as favorable as those currently in place.

       The Company has a significant cable affiliate in Latin America that filed for bankruptcy protection in March 2003.
This resulted in a reduction of revenues for the Latin American Disney Channel and ESPN services.

Parks and Resorts

       Revenues decreased 3%, or $40 million, to $1.5 billion, driven primarily by decreases of $29 million at the Walt
Disney World Resort and $13 million from Euro Disney, partially offset by an increase of $5 million at the Disneyland
Resort.  The revenue decrease at Walt Disney World reflected decreased theme park attendance and hotel occupancy, partially offset by higher guest spending.  Decreased attendance and hotel occupancy at Walt Disney World Resort reflected disruption in travel and tourism generally due to concerns about world events and softness in the economy as a whole, and the timing of the Easter holiday, which occurred during the third quarter of the current year versus the second quarter of the prior year.  Increased guest spending at Walt Disney World reflected ticket and other price increases in the fourth quarter of the prior year, as well as a reduction in certain promotional programs.  The decrease in revenues from Euro Disney included lower royalties and management fees due to the cessation of billing and recognition of revenues commencing with the current quarter
(see Note 7).  At Disneyland, the revenue increase was primarily due to higher hotel occupancy and theme park attendance.

                                                  THE WALT DISNEY COMPANY
                                          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(continued)

       Segment operating income decreased 45%, or $125 million, to $155 million, reflecting higher costs at both the Walt
Disney World and Disneyland resorts, and lower revenues.  Costs and expenses, which consist principally of labor, costs of merchandise, food and beverages sold, depreciation, repairs and maintenance, entertainment and marketing and sales expense, increased by 7%, or $85 million, for the quarter.  Costs and expenses at both resorts reflected higher spending on information systems and increased costs for refurbishments, employee benefits, insurance, depreciation and marketing costs, partially offset by the impact of ongoing cost management efforts.

Studio Entertainment

       Revenues increased 20%, or $307 million, to $1.9 billion, driven by an increase of $257 million in worldwide home video, $55 million in worldwide theatrical motion picture distribution and $25 million in television distribution.
Increases at worldwide home video reflected strong DVD and VHS sales of Sweet Home Alabama, Signs and Spy Kids 2: The
Island of Lost Dreams, compared to the prior-year quarter.  In worldwide theatrical motion picture distribution, revenue increases reflected the strong performances of Bringing Down the House, Chicago and Shanghai Knights compared to the prior-year quarter. Increases in television distribution revenues reflected higher network and syndication revenues in the current quarter.

       Segment operating income increased from $27 million to $206 million due to revenue growth in worldwide home video and television distribution.  Cost and expenses, which consist primarily of production cost amortization, distribution and selling expenses, product costs and participation costs, increased 8% or $128 million, driven by increases in worldwide home video and worldwide theatrical motion picture distribution, partially offset by decreases in television distribution.  Higher costs in worldwide home video were due primarily to higher distribution expenses for Signs, Sweet
Home Alabama, and 101 Dalmatians II: Patch's London Adventure.  Cost increases in worldwide theatrical motion picture distribution reflected higher distribution expenses for current-quarter titles including Chicago, Bringing Down the House,
Shanghai Knights and The Recruit.  Declines at television distribution reflected lower amortization costs of live-action titles.

Consumer Products

       Revenues decreased 14%, or $80 million, to $500 million, reflecting decreases of $64 million at the Disney Store and
$15 million at Buena Vista Games (previously Disney Interactive).  The declines at the Disney Store were due to lower comparative store sales and fewer stores, as a result of store closures and the sale of the Disney Store business in Japan in the third quarter of the prior year.  The decrease at Buena Vista Games was due to weaker performances by titles in the current quarter compared to the prior-year quarter, which included Monsters, Inc. titles.

       Segment operating income decreased 38%, or $33 million, to $53 million, reflecting decreased sales at the Disney
Store.  Costs and expenses, which primarily consist of labor, product costs, including product development costs, distribution and selling expenses and leasehold expenses, decreased 10%, or $47 million, primarily driven by lower sales volume at the Disney Store and decreased product development and marketing costs at Buena Vista Games.

                                                  THE WALT DISNEY COMPANY
                                          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(continued)

Business Segment Results - Six Months

Media Networks

       The following table provides supplemental revenue and operating income detail for the Media Networks segment:

    (unaudited, in millions)
    Six Months Ended March 31,                         2003             2002              % Change
                                                  ---------------  ----------------    ---------------
    Revenues:
         Broadcasting                           $        2,971    $         2,704            10%
         Cable Networks                                  2,754              2,468            12%
                                                  ---------------  ----------------
                                                $        5,725    $         5,172            11%
                                                  ===============  ================

     Segment operating income:
         Broadcasting                           $          (67)   $           (90)           26%
         Cable Networks                                    524                641           (18)%
                                                  ---------------  ----------------
                                                $          457    $           551           (17)%
                                                  ===============  ================

       Media Networks revenues increased 11%, or $553 million, to $5.7 billion, driven by increases of $267 million at
Broadcasting and $286 million at the Cable Networks.  Increased Broadcasting revenue was primarily driven by an increase of $171 million at the ABC television network and $45 million at the owned and operated television stations.  The increases at the television network and the owned and operated television stations were driven primarily by higher advertising revenues reflecting higher rates due to an active scatter market and in part to the Super Bowl, partially offset by decreases because of regular programming preemptions due to war coverage.  Increases at the Cable Networks were
driven by higher affiliate and advertising revenues primarily at ESPN.   Higher affiliate revenues reflected subscriber
growth and contractual rate increases.  These increases were partially offset by the impact of the bankruptcy filing of a cable affiliate in Latin America.

       Segment operating income decreased 17%, or $94 million, to $457 million, driven by decreases of $117 million at the
Cable Networks, due to higher programming costs, partially offset by an increase of $23 million at Broadcasting due to higher revenues.  Costs and expenses increased 14%, or $647 million, driven by higher sports programming costs principally due to NFL and NBA broadcasts.

Parks and Resorts

       Revenues increased 3%, or $75 million, to $3.0 billion, driven primarily by increases of $57 million at the Walt
Disney World Resort and $43 million at the Disneyland Resort, partially offset by a decrease of $21 from Euro Disney.  The revenue increases at the Walt Disney World and Disneyland resorts were driven by higher guest spending at both resorts, as well as higher theme park attendance and hotel occupancy at Disneyland, partially offset by lower theme park attendance and hotel occupancy at Walt Disney World.  Higher guest spending at Walt Disney World reflected ticket and other price increases in the fourth quarter of the prior year and a reduction in certain promotional programs.  At Disneyland, higher
guest spending was driven by ticket price increases in the second quarter of the prior year.   Increased attendance at the
Disneyland Resort reflected the continued success of the Annual Passport program.  The decrease in revenues from Euro
Disney included lower royalties and management fees due to the cessation of billing and recognition of revenues commencing with the second quarter of the current year (see Note 7).

                                                  THE WALT DISNEY COMPANY
                                          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(continued)

       Segment operating income decreased 19%, or $87 million, to $380 million, reflecting higher costs, partially offset by revenue increases.  Costs and expenses increased by 7%, or $162 million.  Higher costs and expenses at both resorts were driven by higher spending on information systems and increased costs for employee benefits, insurance, depreciation and marketing costs, as well as increased guest volume, partially offset by the impact of ongoing cost management efforts.

Studio Entertainment

       Revenues increased 13% or $425 million, to $3.8 billion, driven by an increase of $307 million in worldwide home video, $83 million in worldwide theatrical motion picture distribution and $30 million in television distribution.
Worldwide home video results reflected stronger DVD and VHS sales of Lilo & Stitch, Beauty & the Beast and Sweet Home
Alabama compared to the prior-year period, which included Pearl Harbor, Snow White and the Seven Dwarfs and Atlantis.  In
worldwide theatrical motion picture distribution, revenue increases reflected strong performances of The Santa Clause 2,
Chicago and Sweet Home Alabama.  Increases in television distribution revenues reflected higher network and syndication revenues in the current period.

       Segment operating income increased from $176 million to $344 million, due to revenue growth in worldwide home video and television distribution, partially offset by increased costs of worldwide theatrical motion picture distribution.
Cost and expenses increased 8%, or $257 million, driven by increases in worldwide home video and worldwide theatrical motion picture distribution, partially offset by decreases in television distribution.  Higher costs in worldwide home video reflected higher distribution and selling expenses for current-period titles, including Lilo & Stitch and Beauty &
the Beast.  Increases in worldwide theatrical motion picture distribution reflected higher distribution costs for current-period titles, which included Treasure Planet, Chicago and The Santa Clause 2 and higher amortization costs for
Treasure Planet and Santa Clause 2, partially offset by lower participation costs. In television distribution activities, declines reflected lower amortization costs of live-action titles for the current period.

Consumer Products

       Revenues decreased 9%, or $127 million, to $1.3 billion, reflecting declines of $142 million at the Disney Store and $15 million at Buena Vista Games, partially offset by increases of $32 million in merchandise licensing.  The decline at the Disney Store is due to the sale of the Disney Store business in Japan as well as lower comparative store sales and fewer stores in North America.  The decrease at Buena Vista Games is due to higher sales in the prior-year period, reflecting the strong performance of Monsters, Inc. titles.  The increase in merchandise licensing reflects primarily higher revenues from toy licensees, due in part to higher contractually guaranteed minimum royalties during the first quarter.

       Operating income decreased 7%, or $18 million, to $243 million, reflecting declines at the Disney Store, partially offset by increases in merchandise licensing due to increased sales and lower costs at Buena Vista Games.  Costs and expenses decreased 9%, or $109 million, primarily driven by lower costs at the Disney Store reflecting lower sales volume and reduced product development and marketing expenses at Buena Vista Games.

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

                                                                Three Months Ended                    Six Months
                                                                     March 31,                      Ended March 31,
                                                              ------------------------        ----------------------------
    (unaudited, in million, except per share data)              2003          2002               2003             2002
                                                              ----------    ----------        ------------     -----------

    Net income:

         As reported                                       $        229   $       259        $        485     $       697

         Less stock option expense                                 (112)         (121)               (223)           (230)

         Tax effect                                                  42            46                  83              86
                                                              ----------    ----------         -----------     -----------
         Pro forma after stock option expense              $        159   $       184        $        345     $       553
                                                              ==========    ==========         ===========     ===========

    Diluted earnings per share:

         As reported                                       $       0.11   $      0.13        $       0.24     $      0.34

         Pro forma after option expense                    $       0.08   $      0.09        $       0.17     $      0.27

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

                                      Total               Incremental          Percentage of        Hypothetical Q2
               Disney              In-the-Money         Diluted Shares        Average Shares              2003
             Share Price             Options                  (1)               Outstanding          EPS Impact (3)
          ------------------    -------------------    ------------------    ------------------    -------------------

     -----------------------------------------------------------------------------------------------------------------
     $          17.00                10 million               --(2)                 --          $         0.00
     -----------------------------------------------------------------------------------------------------------------
                25.00                123 million           15 million              0.74%                 (0.00)
                30.00                152 million           27 million              1.32%                 (0.00)
                40.00                222 million           53 million              2.59%                 (0.00)
                50.00                230 million           71 million              3.48%                 (0.00)

(1)    Represents the incremental impact on fully diluted shares outstanding assuming the average share prices indicated, using the treasury stock method.  Under the treasury stock method, the tax effected proceeds that would be received from the exercise of all in-the-money options are assumed to be used to repurchase shares.

(2)    Fully diluted shares outstanding for the quarter ended March 31, 2003 total 2,043 million and include the dilutive impact of in-the-money options at the average share price for the period of $17.00.  At the average share price of $17.00, the dilutive impact of in-the-money options was 1 million shares for the quarter.

(3)    Based upon Q2 2003 earnings of $229 million, or $0.11 per share.

                                                  THE WALT DISNEY COMPANY
                                          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(continued)

FINANCIAL CONDITION

       For the six months ended March 31, 2003, cash provided by operations improved by $249 million to $929 million from
$680 million in the prior-year quarter, reflecting the timing of the collection of accounts receivable and payment of accounts payable.

       During the six months ended March 31, 2003, the Company invested $448 million in parks, resorts and other properties.  Investments in parks, resorts and other properties by segment are as follows:

                                                                            Six Months Ended March 31,
                                                                           -----------------------------
              (unaudited, in millions)                                        2003             2002
                                                                           ------------     ------------
              Media Networks                                             $        60      $        59

              Parks and Resorts                                                  255              291

              Studio Entertainment                                                24               24

              Consumer Products                                                   15               22

              Corporate and unallocated shared expenditures                       94               90
                                                                           ------------     ------------
                                                                         $       448      $       486
                                                                           ============     ============

       During the six months ended March 31, 2003, the Company's borrowing activity was as follows:

       (unaudited, in millions)                                       Additions             Payments              Total
                                                                     -------------        -------------        -------------
       Commercial paper borrowings (net change
            for the six months)                                    $      1,226         $          -         $      1,226
       US medium term notes and other USD
            denominated debt                                                300                  (41)                 259
       European medium term notes                                             -                 (127)                (127)
       Other                                                                  -                  (12)                 (12)
       Debt repaid in connection with the ABC
            Family acquisition                                                -                 (892)                (892)
                                                                     -------------        -------------        -------------
                                                                   $      1,526         $     (1,072)        $        454
                                                                     =============        =============        =============

       During the six months ended March 31, 2003, the Company increased its commercial paper borrowings by approximately
$1.2 billion and issued global bonds with proceeds of $300 million.  The global bonds have an effective interest rate of
5.9%, and mature in fiscal 2018.  During the six-month period, the Company repaid approximately $180 million of term debt, which matured during the period.  Additionally, during the six-month period the Company called and repaid approximately
$892 million of debt assumed in the acquisition of ABC Family.

       Commercial paper borrowings outstanding as of March 31, 2003 totaled approximately $1.9 billion, with maturities of up to one year, supported by a $2.25 billion bank facility that expires in 2004 and another $2.25 billion bank facility that expires in 2005.  Net commercial paper borrowings (total commercial paper less money market securities held by the
Company) at March 31, 2003 totaled approximately $1.3 billion.  These bank facilities allow for borrowings at LIBOR-based rates plus a spread, depending upon the Company's public debt rating.  As of March 31, 2003, the Company had not borrowed any amounts under these bank facilities.  The Company also has the ability to have up to $350 million of letters of credit issued under the $2.25 billion facility expiring in 2004 which if utilized reduces available borrowing under this facility.  As of March 31, 2003, $56 million of letters of credit had been issued under this facility, thus $2.19 billion was available for borrowing.

                                                  THE WALT DISNEY COMPANY
                                          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(continued)

       The Company has a 39% interest in Euro Disney S.C.A., which operates the Disneyland Resort Paris.  As of March 31,
2003, Euro Disney has drawn $179 million under a line of credit with the Company, due in June 2004.  As of March 31, 2003, the line of credit was fully drawn down.  Euro Disney had, on a US GAAP basis, total assets of $3.2 billion and total liabilities of $3.2 billion, including borrowings totaling $2.5 billion as of March 31, 2003.

       In connection with the financial restructuring of Euro Disney in 1994, Euro Disney Associés S.N.C. (Disney SNC), a
wholly-owned affiliate of the Company, entered into a lease arrangement with a financing company with a noncancelable term of 12 years related to substantially all of the Disneyland Park assets, and then entered into a 12 year sublease agreement with Euro Disney.  Remaining lease rentals at March 31, 2003 of approximately $695 million receivable from Euro Disney under the sublease approximate the amounts payable by Disney SNC under the lease.  At the conclusion of the sublease term,
Euro Disney will have the option of assuming Disney SNC's rights and obligations under the lease.  If Euro Disney does not exercise its option, Disney SNC may purchase the assets, continue to lease the assets or elect to terminate the lease, in which case Disney SNC would make a termination payment to the lessor equal to 75% of the lessor's then outstanding debt related to the Disneyland Park assets, which payment would be approximately $1.2 billion; Disney SNC could then sell or lease the assets on behalf of the lessor to satisfy the remaining debt, with any excess proceeds payable to Disney SNC.
The Company believes that it is unlikely that Disney SNC would be required to pay the 75% lease termination penalty, as we currently expect that Euro Disney will assume the finance lease by exercising the assumption option in accordance with the sublease terms in order for Euro Disney to continue its business.

       At March 31, 2003, contractual commitments to purchase broadcast programming rights totaled $12.4 billion, including
$954 million for available programming and $9.8 billion for sports programming rights, primarily NFL, NBA, college football, MLB and NHL.

       Contractual commitments relating to broadcast programming rights are payable as follows (unaudited, in millions):

                                                2003         $     1,756

                                                2004               3,168

                                                2005               2,910

                                                2006               2,289

                                                2007               1,068

                                              Thereafter           1,177
                                                                 ---------
                                                             $    12,368
                                                                 =========

       We expect that the ABC television network, ESPN, ABC Family, The Disney Channels and the Company's television and radio stations will continue to enter into programming commitments to purchase broadcast rights for various feature films, sports and other programming.

       As disclosed in Note 4 to the Condensed Consolidated Financial Statements, based on United Airline's bankruptcy filling, the Company believes it is unlikely that it will recover this investment.  The pre-tax charge of $114 million for the write-off is reported in "net interest expense" in the Condensed Consolidated Statements of Income.  As of March 31,
2003, the aircraft leveraged lease investment totaled approximately $175 million, of which $119 million and $56 million, reflected our investment with Delta Air Lines, and FedEx, respectively.  Given the current status of the airline industry, we continue to monitor our other investments in commercial aircraft leasing transactions, particularly Delta Air Lines.
The inability of Delta Air Lines to make their lease payments, or the termination of our leases through a bankruptcy proceeding, could result in a material charge for the write-down of some or all our investment and could accelerate income tax payments.

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

       The Company declared a $429 million dividend ($0.21 per share) on December 3, 2002 related to fiscal 2002, which was paid on January 9, 2003 to shareholders of record on December 13, 2002. The Company paid a $428 million dividend ($0.21 per share) during the first quarter of fiscal 2002 applicable to fiscal 2001.

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
On October 4, 2002, Standard & Poor's Ratings Services lowered its long-term ratings on the Company to BBB+. Subsequently, on March 20, 2003, Standard & Poor's placed the BBB+ long-term corporate credit rating of the Company on Credit Watch with negative implications. At the same time, Standard & Poors affirmed its A-2 short-term corporate credit rating on the
Company.  On October 18, 2002, Moody's Investors Service downgraded the Company's long-term debt rating to Baa1 from A3, affirmed the P2 short-term rating and indicated that our outlook was stable.

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

       For film and television productions, estimated remaining gross revenue from all sources includes revenue that will be earned within ten years of the date of the initial theatrical release for film productions. For television series, we include revenues that will be earned within 10 years of the delivery of the first episode, or if still in production, five years from the date of delivery of the most recent episode. For acquired film libraries, remaining revenues include amounts to be earned for up to 20 years from the date of acquisition.

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

       Goodwill, Intangible Assets, Long-lived Assets and Investments

       Goodwill and other intangible assets must be tested for impairment on an annual basis.  We completed our impairment testing as of September 30, 2002 and determined that there were no impairment losses related to goodwill and other intangible assets.  In assessing the recoverability of goodwill and other intangible assets, projections regarding estimated future cash flows and other factors are made to determine the fair value of the respective assets.  If these estimates or related projections change in the future, we may be required to record impairment charges for these assets.

       For purposes of performing the impairment test for goodwill and other intangible assets as required by SFAS 142, we established the following reporting units: Cable Networks, Television Broadcasting, Radio, Studio Entertainment, Consumer
Products and Parks and Resorts.

       For purposes of performing our impairment test, we used a present value technique (discounted cash flow)  to determine fair value for all of the reporting units except for the Television Broadcasting Group.  The Television
Broadcasting reporting unit includes the ABC television network and owned and operated television stations.  These businesses have been grouped together because their respective cash flows are dependant on one another. For purposes of our impairment test, we used an operating income multiple to value the owned and operated television stations and a revenue multiple to value the television network.  We did not use a present value technique or a market multiple approach to value the television network as a present value technique would not capture the full fair value of the television network and there have been no recent comparable sale transactions for a television network.

                                                  THE WALT DISNEY COMPANY
                                          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(continued)

       We applied what we believe to be the most appropriate valuation methodologies for each of the reporting units.  If we had established different reporting units or utilized different valuation methodologies the impairment test could have resulted in different results.

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

       Income Tax Audits

       As a matter of course, the Company is regularly audited by federal, state and foreign tax authorities.  From time to time, these audits result in proposed assessments.  The Internal Revenue Service (IRS) has recently completed its examination of the Company's federal income tax returns for 1993 through 1995.  In connection with this examination, the
IRS has proposed assessments that challenge certain of the Company's tax positions.  The Company has negotiated the settlement of a number of proposed assessments, and is pursuing an administrative appeal before the IRS with regard to the remainder.  If the remaining proposed assessments are upheld through the administrative and legal process, they could have a material impact on the Company's earnings and cash flow.  The Company believes that its tax positions comply with applicable tax law and intends to defend its positions vigorously.  The Company believes it has adequately provided for any reasonably foreseeable outcome related to these matters.  Although their ultimate resolution will likely require additional cash tax payments the Company does not anticipate any material earnings impact from these matters.

Accounting Changes

       In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 45, Guarantor's
Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45).
FIN 45 requires a guarantor to recognize a liability, at the inception of the guarantee, for the fair value of obligations
it has undertaken in issuing the guarantee and also requires more detailed disclosures with respect to guarantees.   FIN
45 is effective for guarantees issued or modified starting January 1, 2003 and requires additional disclosures for existing guarantees.  The adoption of FIN 45 did not have a material impact on the Company's results of operations or financial position.  The Company has provided additional disclosure with respect to guarantees in Note 12 to the Condensed
Consolidated Financial Statements.

       In January 2003, consensus was reached on  EITF No. 00-21, Revenue Arrangements with Multiple Deliverables (EITF
00-21).  EITF 00-21 provides guidance on how to determine whether an arrangement involving multiple deliverables requires that such deliverable be accounted for separately.  EITF 00-21 allows for prospective adoption for arrangements entered into after June 30, 2003 or adoption via a cumulative effect of a change in accounting principal as of June 30, 2003. The
Company is evaluating the impact the adoption of EITF 00-21 will have on its consolidated results of operations and financial position.

                                                  THE WALT DISNEY COMPANY
                                          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(continued)

       In January 2003, the FASB also issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN
46).  FIN 46 requires that the holder of a variable interest evaluate whether or not a variable interest entity should be consolidated.  The consolidation provisions apply immediately for a variable interest entity created after January 31,
2003 and after June 15, 2003 for a variable interest entity created before February 1, 2003.   The Company will adopt the
provisions of FIN 46 in the third quarter of fiscal 2003.  We do not expect that this adoption will have a material impact on the Company's results of operations or financial position.

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

       We use interest rate swaps and other instruments to manage net exposure to interest rate changes related to our borrowings and investments and to lower the Company's overall borrowing costs.  We do not enter into interest rate swaps for speculative purposes.  Significant interest rate risk management instruments held by the Company during the quarter included receive-fixed and pay-fixed swaps.  Receive-fixed swaps, which expire in one to 19 years, effectively convert medium- and long-term obligations to LIBOR-indexed variable rate instruments.  Pay-fixed swaps, which expire in one to two years, effectively convert floating-rate obligations to fixed-rate instruments.

Foreign Exchange Risk Management

       The Company transacts business in virtually every part of the world and is subject to risks associated with changing foreign exchange rates.  Our objective is to reduce earnings and cash flow volatility associated with foreign exchange rate changes to allow management to focus its attention on our core business issues and challenges.  Accordingly, the
Company enters into various contracts that change in value as foreign exchange rates change to protect the value of its existing foreign currency assets and liabilities, commitments and anticipated foreign currency revenues.  By policy, we maintain hedge coverage between minimum and maximum percentages of anticipated foreign exchange exposures for periods of up to five years.  The gains and losses on these contracts offset changes in the value of the related exposures.  It is our policy to enter into foreign currency transactions only to the extent considered necessary to meet these objectives.
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

Other Derivatives

       The Company holds warrants in both public and private companies. These warrants, although not designated as hedging instruments, are deemed derivatives if they contain a net-share settlement clause or satisfy other relevant criteria.
During the quarter, the Company recorded the change in fair value of certain of these instruments to current earnings.

                                                  THE WALT DISNEY COMPANY
                                          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(continued)

FORWARD LOOKING STATEMENTS

       The Private Securities Litigation Reform Act of 1995 (the Act) provides a safe harbor for "forward- looking statements" made by or on behalf of the Company.  We may from time to time make written or oral statements that are
"forward-looking" including statements contained in this report and other filings with the Securities and Exchange
Commission and in reports to our shareholders. All statements that express expectations and projections with respect to future matters may be affected by changes in the Company's strategic direction, as well as by developments beyond the
Company's control.  These developments may include international, political, health concern and military developments that may affect travel and leisure businesses generally; changes in domestic and global, economic conditions that may, among other things, affect the international performance of the Company's theatrical and home video releases, television programming and consumer products; regulatory and other uncertainties associated with the Internet and other technological developments; and the launching or prospective development of new business initiatives.  All forward-looking statements are made on the basis of management's views and assumptions, as of the time the statements are made, regarding future events and business performance.  There can be no assurance, however, that our expectations will necessarily come to pass.

       Factors that may affect forward-looking statements.  For an enterprise as large and complex as the Company, a wide range of factors could materially affect future developments and performance.  A list of such factors is set forth in the
Company's Annual Report on Form 10-K for the year ended September 30, 2002 under the heading "Factors that may affect forward-looking statements."

                                                   PART I. FINANCIAL INFORMATION

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

       Based on their evaluation as of May 7, 2003, the principal executive officer and principal financial officer of the
Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c)
under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the
Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

       (b) Changes in Internal Controls.  There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of their most recent evaluation.

                                                    PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

       Stephen Slesinger, Inc. v. The Walt Disney Company.  In this lawsuit, filed on February 27, 1991, the plaintiff claims that a Company subsidiary defrauded it and breached a 1983 licensing agreement with respect to certain Winnie the
Pooh properties, by failing to account for and pay royalties on revenues earned from the sale of Winnie the Pooh movies on videocassette and from the exploitation of Winnie the Pooh merchandising rights. The plaintiff seeks damages for the licensee's alleged breaches as well as confirmation of the plaintiff's interpretation of the licensing agreement with respect to future activities. The plaintiff also seeks the right to terminate the agreement on the basis of the alleged breaches. The Company disputes that the plaintiff is entitled to any damages or other relief of any kind, including termination of the licensing agreement. If each of the plaintiff's claims were to be confirmed in a final judgment, damages as argued by the plaintiff could total as much as several hundred million dollars and adversely impact the value to the Company of any future exploitation of the licensed rights. However, given the number of outstanding issues and the uncertainty of their ultimate disposition, management is unable to predict the magnitude of any potential determination of the plaintiff's claims.  On April 24, 2003, the Company removed the case from Los Angeles County Superior Court to the
United States District Court for the Central District of California, where no trial date has been set.

       Milne and Disney Enterprises, Inc. v. Stephen Slesinger, Inc.  On November 5, 2002, Clare Milne, the granddaughter of A. A. Milne, author of the Winnie the Pooh books, and the Company's subsidiary Disney Enterprises, Inc., filed a complaint against Stephen Slesinger, Inc. ("SSI") in the United States District Court for the Central District of
California. On November 4, 2002, Ms. Milne served notices to SSI and the Company's subsidiary terminating A. A. Milne's prior grant of rights to Winnie the Pooh, effective November 5, 2004, and granted all of those rights to the Company's subsidiary. In their lawsuit, Ms. Milne and the Company's subsidiary seek a declaratory judgment, under United States copyright law, that Ms. Milne's termination notices were valid; that SSI's rights to Winnie the Pooh in the United States will terminate effective November 5, 2004; that upon termination of SSI's rights in the United States, the 1983 licensing agreement that is the subject of the Stephen Slesinger, Inc. lawsuit described above will terminate by operation of law;
and that, as of November 5, 2004, SSI will be entitled to no further royalties for uses of Winnie the Pooh.  In January
2003, SSI filed (a) an answer denying the material allegations of the complaint and (b) counterclaims seeking a declaration (i) that Ms. Milne's grant of rights to Disney Enterprises, Inc. is void and unenforceable and (ii) that
Disney Enterprises, Inc. remains obligated to pay SSI royalties under the 1983 licensing agreement. SSI also filed a motion to dismiss the complaint or, in the alternative, for summary judgment.  On May 8, 2003, the Court ruled that
Milne's termination notices are invalid and dismissed SSI's counterclaims as moot.

       Kohn v. The Walt Disney Company et al.  On August 15, 2002, Aaron Kohn filed a class action lawsuit against the
Company, its Chief Executive Officer and its Chief Financial Officer in the United States District Court for the Central
District of California on behalf of a putative class consisting of purchasers of the Company's common stock between August
15, 1997 and May 15, 2002. Subsequently, at least nine substantially identical lawsuits were also filed in the same court, each alleging that the defendants violated federal securities laws by not disclosing the pendency and potential implications of the Stephen Slesinger, Inc. lawsuit described above prior to the Company's filing of its quarterly report on Form 10-Q in May 2002. The plaintiffs claim that this alleged nondisclosure constituted a fraud on the market that artificially inflated the Company's stock price, and contend that a decline in the stock price resulted from the May 2002 disclosure. The plaintiffs seek compensatory damages and/or rescission for themselves and all members of their defined class.  On December 10, 2002, plaintiffs' motion to consolidate the related actions into a single case was granted, and their motion for appointment of lead plaintiffs and counsel was granted on February 21, 2003.

                                                    PART II. OTHER INFORMATION

Item 1.  Legal Proceedings - (continued)

       In re The Walt Disney Company Derivative Litigation.  William and Geraldine Brehm and 13 other individuals filed an amended and consolidated complaint on May 28, 1997 in the Delaware Court of Chancery seeking, among other things, a declaratory judgment against each of the Company's directors as of December 1996 that the Company's 1995 employment agreement with its former president, Michael S. Ovitz, was void, or alternatively that Mr. Ovitz's termination should be deemed a termination "for cause" and any severance payments to him forfeited. On October 8, 1998, the Delaware Court of
Chancery dismissed all counts of the amended complaint.  Plaintiffs appealed, and on February 9, 2000, the Supreme Court of Delaware affirmed the dismissal but ruled also that plaintiffs should be permitted to file an amended complaint in accordance with the Court's opinion.  The plaintiffs filed their amended complaint on January 3, 2002.  On February 6,
2003, the Company's directors' motion to dismiss the amended complaint was converted by the Court to a motion for summary judgment and the plaintiffs were permitted to take discovery.  The Company and its directors answered the amended complaint on April 1, 2003.

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

                                              PART II. OTHER INFORMATION (continued)

ITEM 4. Submission of Matters to a Vote of Security Holders

       The following matters were submitted to a vote of security holders during the Company's annual meeting of shareholders held on March 19, 2003.

Description of Matter

1.      Election of Directors                                              Votes         Authority
                                                                          Cast For       Withheld
                                                                     -------------------------------
        John E. Bryson                                                 1,599,361,911    162,810,545
        Roy E. Disney                                                  1,684,194,532     77,977,924
        Michael D. Eisner                                              1,639,472,917    122,699,539
        Judith L. Estrin                                               1,607,060,491    155,111,965
        Stanley P. Gold                                                1,676,423,240     85,749,216
        Robert A. Iger                                                 1,647,809,544    114,362,912
        Monica C. Lozano                                               1,602,335,405    159,837,051
        Robert W. Matschullat                                          1,637,628,008    124,544,448
        George J. Mitchell                                             1,657,781,812    104,390,644
        Thomas S. Murphy                                               1,684,004,718     78,167,738
        Leo J. O'Donovan, S.J.                                         1,605,848,370    156,324,086
        Raymond L. Watson                                              1,593,769,776    168,402,680
        Gary L. Wilson                                                 1,680,075,422     82,097,034

                                                                                                         Broker
                                                           For           Against      Abstentions       Non-Votes
                                                     -----------------------------------------------------------------
2.      Ratification of PricewaterhouseCoopers         1,620,128,988     121,463,417     20,580,051         -
             LLP as independent accountants

3.      Approval of the amended and restated
             1997 non-employee director's stock
             and deferred compensation plan            1,664,588,520      68,253,272     29,330,664         -

4.      Stockholder proposal relating to labor
             standards for China                         117,001,380   1,130,981,366    107,497,934       406,691,776

5.      Stockholder proposal relating to theme
             park safety reporting                       108,388,032   1,156,121,198     91,017,785       406,645,441

6.      Stockholder proposal relating to
             executive compensation                      187,804,646   1,105,006,684     62,715,049       406,646,077

7.      Stockholder proposal relating to stock
             options                                     188,005,322   1,107,027,062     60,504,412       406,635,660

                                              PART II. OTHER INFORMATION (continued)

ITEM 6. Exhibits and Reports on Form 8-K

(a)    Exhibits

       10(a)  Consulting Agreement, dated as of February 22, 2003, between the Company and Louis M. Meisinger.

       99(a)  Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
              Act of 2002 by Michael D. Eisner.

       99(b)  Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
              Act of 2002 by Thomas O. Staggs.

(b)    Reports on Form 8-K

       The following current report on Form 8-K was filed by the Company during the Company's second fiscal quarter:

       (1)    Current report on Form 8-K dated January 30, 2003, including (a) the Company's earnings release for the fiscal quarter ended December 31, 2002 and (b) the text of the conference call concerning the earnings release.

       (2)    Current report on Form 8-K dated February 19, 2003, setting forth the amended Form T-1 Statement of Eligibility under the Trust Indenture Act of 1939 of Wells Fargo Bank, N.A. under the Company's senior debt securities indenture.

       (3)    Current Report on Form 8-K dated March 19, 2003, set forth (a) the Company's press release in connection with the annual shareholders meeting and (b) the prepared text of presentations made at the meeting.

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

May 15, 2003
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

Date:      May 15, 2003

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

Date:      May 15, 2003

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