Form 10-Q
period 2003-06-30
WALT DISNEY CO/
filed 2003-08-14
CIK 1001039

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
                                                 THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2003                                                          Commission File Number 1-11605

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

                     There were 2,044,146,743 shares of common stock outstanding as of August 7, 2003.

                                                    PART I. FINANCIAL INFORMATION

                                                    Item 1. Financial Statements

                                                       THE WALT DISNEY COMPANY
                                             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                           (unaudited; in millions, except per share data)

                                                                            Three Months Ended              Nine Months Ended
                                                                                 June 30,                        June 30,
                                                                         --------------------------     ---------------------------
                                                                           2003            2002            2003            2002
                                                                         ----------     -----------     -----------     -----------
Revenues                                                               $    6,175     $     5,795     $    19,973     $    18,667

Costs and expenses                                                         (5,446)         (5,043)        (18,015)        (16,661)

Amortization of intangible assets                                              (2)             (9)            (14)            (14)

Gain on the sale of businesses                                                 16              34              16              34

Net interest expense and other                                               (168)           (185)           (642)           (288)

Equity in the income of investees                                             102              44             243             163

Restructuring and impairment charges                                          (15)             --             (15)             --
                                                                         ----------     -----------     -----------     -----------

Income before income taxes and minority interests                             662             636           1,546           1,901

Income taxes                                                                 (247)           (253)           (591)           (757)

Minority interests                                                            (15)            (19)            (70)            (83)
                                                                         ----------     -----------     -----------     -----------

Net income                                                             $      400     $       364     $       885     $     1,061
                                                                         ==========     ===========     ===========     ===========
Earnings per share
         Diluted                                                       $     0.19     $      0.18     $      0.43     $      0.52
                                                                         ==========     ===========     ===========     ===========

         Basic                                                         $     0.20     $      0.18     $      0.43     $      0.52
                                                                         ==========     ===========     ===========     ===========

Average number of common and common equivalent shares outstanding:
         Diluted                                                            2,084           2,046           2,057           2,044
                                                                         ==========     ===========     ===========     ===========

         Basic                                                              2,043           2,041           2,043           2,040
                                                                         ==========     ===========     ===========     ===========

                                      See Notes to Condensed Consolidated Financial Statements

                                                       THE WALT DISNEY COMPANY
                                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                                (in millions, except per share data)

                                                                                          June 30,             September 30,
                                                                                            2003                   2002
                                                                                      -----------------      ------------------
                                                                                        (unaudited)
ASSETS
Current assets
     Cash and cash equivalents                                                     $           1,370       $           1,239
     Receivables                                                                               4,171                   4,049
     Inventories                                                                                 622                     697
     Television costs                                                                            516                     661
     Deferred income taxes                                                                       623                     624
     Other assets                                                                                666                     579
                                                                                      -----------------      ------------------
         Total current assets                                                                  7,968                   7,849

Film and television costs                                                                      6,284                   5,959
Investments                                                                                    1,890                   1,810
Parks, resorts and other properties, at cost
     Attractions, buildings and equipment                                                     19,186                  18,917
     Accumulated depreciation                                                                 (8,814)                 (8,133)
                                                                                      -----------------      ------------------
                                                                                              10,372                  10,784
     Projects in progress                                                                      1,362                   1,148
     Land                                                                                        892                     848
                                                                                      -----------------      ------------------
                                                                                              12,626                  12,780

Intangible assets, net                                                                         2,781                   2,776
Goodwill                                                                                      16,978                  17,083
Other assets                                                                                   1,479                   1,788
                                                                                      -----------------      ------------------
                                                                                   $          50,006       $          50,045
                                                                                      =================      ==================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
     Accounts payable and other accrued liabilities                                $           4,509       $           5,173
     Current portion of borrowings                                                             1,855                   1,663
     Unearned royalties and other advances                                                     1,149                     983
                                                                                      -----------------      ------------------
         Total current liabilities                                                             7,513                   7,819

Borrowings                                                                                    12,056                  12,467
Deferred income taxes                                                                          2,961                   2,597
Other long-term liabilities                                                                    3,156                   3,283
Minority interests                                                                               388                     434
Commitments and contingencies
Shareholders' equity
     Preferred stock, $.01 par value
         Authorized - 100 million shares, Issued - none
     Common stock, $.01 par value
         Authorized - 3.6 billion shares, Issued - 2.1 billion shares                         12,138                  12,107
     Retained earnings                                                                        13,435                  12,979
     Accumulated other comprehensive loss                                                       (114)                    (85)
                                                                                      -----------------      ------------------
                                                                                              25,459                  25,001
     Treasury stock, at cost, 86.8 million and 81.4 million shares                            (1,527)                 (1,395)
     Shares held by TWDC Stock Compensation Fund II, at cost
         6.6 million shares at September 30, 2002                                                 --                    (161)
                                                                                      -----------------      ------------------
                                                                                              23,932                  23,445
                                                                                      -----------------      ------------------
                                                                                   $          50,006       $          50,045
                                                                                      =================      ==================

                                      See Notes to Condensed Consolidated Financial Statements

                                                       THE WALT DISNEY COMPANY
                                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (unaudited, in millions)

                                                                              Nine Months Ended June 30,
                                                                         -----------------------------------------
                                                                               2003                   2002
                                                                         ------------------     ------------------
NET INCOME                                                             $             885      $           1,061

OPERATING ITEMS NOT REQUIRING CASH
     Depreciation                                                                    812                    761
     Equity in the income of investees                                              (243)                  (163)
     Restructuring and impairment charges                                             11                     --
     Minority interests                                                               70                     83
     Amortization of intangible assets                                                14                     14
     Write-off of aircraft leveraged lease investment                                114                     --
     Gain on sale of Knight-Ridder, Inc. shares                                       --                   (216)
     Gain on sale of businesses                                                      (16)                   (34)
     Other                                                                           108                    153
CHANGES IN WORKING CAPITAL                                                          (180)                  (114)
                                                                         ------------------     ------------------
     Cash provided by operations                                                   1,575                  1,545
                                                                         ------------------     ------------------
INVESTING ACTIVITIES
     Investments in parks, resorts and other properties                             (712)                  (740)
     Acquisitions (net of cash acquired)                                            (123)                (2,845)
     Dispositions                                                                    129                    200
     Proceeds from sale of investments                                                34                    601
     Purchase of investments                                                          (2)                    (6)
     Other                                                                           (34)                   (15)
                                                                         ------------------     ------------------
     Cash used by investing activities                                              (708)                (2,805)
                                                                         ------------------     ------------------
FINANCING ACTIVITIES
     Borrowings                                                                    1,623                  4,031
     Reduction of borrowings                                                      (1,360)                (1,675)
     Commercial paper borrowings, net                                               (611)                   865
     Exercise of stock options and other                                              41                     45
     Dividends                                                                      (429)                  (428)
                                                                         ------------------     ------------------
     Cash (used by) provided by financing activities                                (736)                 2,838
                                                                         ------------------     ------------------

Increase in cash and cash equivalents                                                131                  1,578
Cash and cash equivalents, beginning of period                                     1,239                    618
                                                                         ------------------     ------------------
Cash and cash equivalents, end of period                               $           1,370      $           2,196
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

                                      See Notes to Condensed Consolidated Financial Statements

                                                       THE WALT DISNEY COMPANY
                                        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited; tabular dollars in millions, except per share data)

1.   These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation
S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these condensed consolidated financial statements. Operating results for the three and nine months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending September 30,
2003. Certain reclassifications have been made in the fiscal 2002 consolidated financial statements to conform to the fiscal 2003 presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the
Company's Annual Report on Form 10-K for the year ended September 30, 2002. In December 1999, DVD Financing, Inc. (DFI), a
subsidiary of Disney Vacation Development, Inc. and an indirect subsidiary of the Company, completed a receivables sale transaction.
In connection with this sale, DFI prepares separate financial statements, although its separate assets and liabilities are also consolidated in these financial statements.

     The terms "Company" and "we" and "our" are used in this report to refer collectively to the parent company and the subsidiaries through which our various businesses are actually conducted.

2.   The operating segments reported below are the segments of the Company for which separate financial information is available and for which segment results are evaluated regularly by executive management in deciding how to allocate resources and in assessing performance.

                                                     Three Months                       Nine Months
                                                    Ended June 30,                    Ended June 30,
                                             ------------------------------     ----------------------------
                                                2003              2002            2003             2002
                                             -----------      -------------     ----------     -------------
     Revenues:
          Media Networks                   $    2,507      $       2,126     $     8,232    $       7,298
                                             -----------      -------------     ----------     -------------
          Parks and Resorts                     1,731              1,847           4,764            4,805
                                             -----------      -------------     ----------     -------------

          Studio Entertainment
              Third parties                     1,429              1,343           5,153            4,641
              Intersegment                         11                 22              40               52
                                             -----------      -------------     ----------     -------------
                                                1,440              1,365           5,193            4,693
                                             -----------      -------------     ----------     -------------
          Consumer Products
              Third parties                       508                479           1,824            1,923
              Intersegment                        (11)               (22)            (40)             (52)
                                             -----------      -------------     ----------     -------------
                                                  497                457           1,784            1,871
                                             -----------      -------------     ----------     -------------
                                           $    6,175      $       5,795     $    19,973    $      18,667
                                             ===========      =============     ==========     =============
     Segment operating income:
          Media Networks                   $      384      $         288     $       841    $         839
          Parks and Resorts                       352                467             732              934
          Studio Entertainment                     71                 22             415              198
          Consumer Products                        39                 51             282              312
                                             -----------      -------------     ----------     -------------
                                           $      846      $         828     $     2,270    $       2,283
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

                                                                          Three Months                  Nine Months
                                                                         Ended June 30,                Ended June 30,
                                                                    -------------------------     -------------------------
                                                                      2003           2002           2003           2002
                                                                    ----------     ----------     ----------     ----------
Segment operating income                                          $      846     $      828    $     2,270    $     2,283
Corporate and unallocated shared expenses                               (117)           (76)          (312)          (277)
Amortization of intangible assets                                         (2)            (9)           (14)           (14)
Gain on the sale of businesses                                            16             34             16             34
Net interest expense and other                                          (168)          (185)          (642)          (288)
Equity in the income of investees                                        102             44            243            163
Restructuring and impairment charges                                     (15)            --            (15)            --
                                                                    ----------     ----------     ----------     ----------
Income before income taxes and minority interests                 $      662     $      636    $     1,546    $     1,901
                                                                    ==========     ==========     ==========     ==========

3.   In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 45, Guarantor's Accounting and
Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 requires a guarantor to recognize a liability, at the inception of the guarantee, for the fair value of obligations it has undertaken in issuing the guarantee and also requires more detailed disclosures with respect to guarantees. FIN 45 is effective for guarantees issued or modified starting January 1, 2003 and requires additional disclosures for existing guarantees. The adoption of FIN 45 did not have a material impact on the Company's results of operations or financial position. The Company has provided additional disclosure with respect to guarantees in Note 14.

     EITF No. 00-21, Revenue Arrangements with Multiple Deliverables (EITF 00-21) becomes effective in the fiscal fourth quarter.
This new accounting rule addresses revenue recognition for revenues derived from a single contract that contains multiple products or services. The rule provides additional requirements as to when such revenues may be recorded separately for accounting purposes.
Historically, the Company has recognized the NFL broadcast portion of ESPN's affiliate revenue when the NFL games were aired, as
ESPN's affiliate contracts provided a basis for allocating such revenue between NFL and non-NFL programming. Under separate accounting rules, the cost of the NFL rights has also been recognized as the games were aired. Accordingly, the Company has recognized both the NFL revenues and NFL costs in the quarters the games were aired.

     Under EITF 00-21's requirements for separating the revenue elements of a single contract, the Company will no longer be allocating ESPN's affiliate revenue between NFL and non-NFL programming for accounting purposes. As a consequence, the Company will no longer be able to match NFL revenue with NFL costs as all ESPN affiliate revenue (including the NFL portion) will be recognized ratably throughout the year, while NFL contract costs must continue to be recognized in the quarters the games are aired. This accounting change impacts only the timing of revenue recognition and has no impact on cash flow. As a result of this change, the
Media Networks segment will report significantly reduced revenue and profitability in the first fiscal quarter when the majority of the NFL games are aired, with commensurately increased revenues and profits in the second and third fiscal quarters. The impact on the fourth fiscal quarter is less significant due to the fewer number of games.

     The Company is electing to adopt this new accounting rule using the cumulative effect approach. In the fourth quarter, the
Company will record an after-tax charge of $71 million for the cumulative effect of a change in accounting as of the beginning of fiscal year 2003. This amount represents the revenue recorded for NFL games in the fourth quarter of fiscal year 2002 which would have been recorded ratably over fiscal 2003 under the new accounting method. The following table shows the effect on the first three quarters of fiscal year 2003 had the Company been on this new accounting method.

                                                       THE WALT DISNEY COMPANY
                                        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited; tabular dollars in millions, except per share data)

                                   Three Months Ended     Three Months Ended     Three Months Ended      Nine Months Ended
                                   December 31, 2002        March 31, 2003          June 30, 2003          June 30, 2003
                                ------------------------  --------------------   --------------------  ---------------------
                                 Net Income     EPS¹       Net Income    EPS¹     Net Income    EPS¹    Net Income     EPS¹
                                ------------ -----------  ------------ --------   -----------  -------  ------------ --------
   As reported                 $    256     $    0.13    $    229     $  0.11  $      400     $  0.19  $     885    $  0.43
   Cumulative effect of
     accounting change              (71)        (0.03)         --          --          --          --        (71)     (0.03)
   Quarterly impact of
     accounting change             (149)        (0.07)         85        0.04         102        0.05         38       0.02
                                ------------ -----------  ------------ --------   -----------  -------  ------------ --------
   As adjusted                 $     36     $    0.02    $    314     $  0.15    $    502     $  0.24   $    852    $  0.41
                                ============ ===========  ============ ========   ===========  =======  ============ ========

   ¹ EPS amounts are based on diluted shares outstanding
     EPS amounts may not add due to rounding

     The net impact of the new accounting method for the fourth quarter of fiscal 2003 is not expected to be significant. The increase in revenues and net income in the fourth quarter of 2003 from the new accounting method's ratable recognition of affiliate revenue throughout the year (for NFL games aired in the fourth quarter of fiscal 2002 and first quarter of fiscal 2003) will be offset by the impact of not recognizing NFL revenues that, under the historical method, the Company would have recorded in the fourth quarter of fiscal 2003 as the games are aired.

     FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46) becomes applicable in the Company's fiscal fourth quarter. Variable interest entities (VIEs) are entities that lack sufficient equity or whose equity holders lack adequate decision making ability based on criteria set forth in the interpretation. All of a company's VIEs must be evaluated under methods prescribed by this interpretation to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes.

     The Company has equity interests in certain entities, including Euro Disney S.C.A. (Euro Disney), that are currently not consolidated, but under current rules are accounted for under the equity method of accounting. For certain of these entities, the
Company holds variable interests, such as management contracts, license agreements, leases or other arrangements. These entities may be considered VIEs under FIN 46, and it is possible that the Company may be required to consolidate certain of these entities when
FIN 46 becomes applicable in our fourth quarter. The Company is currently in the process of analyzing these entities to determine if they are VIEs and, if so, whether the Company is the primary beneficiary in which case consolidation would be required. The Company believes that any additional liabilities recognized as a result of consolidating any VIEs would not represent additional claims on the general assets of the Company; rather, they would represent claims against the additional assets recognized by the Company as a result of consolidating the VIEs. Conversely, we believe that any additional assets recognized as a result of consolidating any VIEs would not represent additional assets of the Company that could be used to satisfy claims against the Company's general assets.

     In April 2003, the FASB issued FASB Statement No. 149 (SFAS 149), Amendment of Statement 133 on Derivative Instruments and
Hedging Activities (SFAS 133). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company does not expect the adoption of SFAS 149 in the fiscal fourth quarter of 2003 to have a material impact to the Company's results of operation or financial position.

                                                       THE WALT DISNEY COMPANY
                                        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited; tabular dollars in millions, except per share data)

     In May 2003, the FASB issued FASB Statement No. 150 (SFAS 150), Accounting for Certain Financial Instruments with
Characteristics of both Liabilities and Equity. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Company does not expect the adoption of SFAS 150 in the fiscal fourth quarter of 2003 to have a material impact to the Company's results of operation or financial position.

4.   In May 2003, the Company sold the Anaheim Angels baseball team, which resulted in a pre-tax gain of $16 million that is reported in gain on the sale of businesses in the Condensed Consolidated Statements of Income.

5.   The Company operates 480 Disney Stores in North America and Europe. During the quarter, the Company announced that it was pursuing strategic options for The Disney Store, Inc., including the possible sale of stores in North America and Europe, in order to focus on its core competencies and activities intended to increase capital returns. In connection with preparing the chain for sale, the Company expects to close a certain number of underperforming stores in North America. The Company recorded charges totaling $15 million, including fixed asset write-downs related to the stores it expects to close and certain related facilities, as well as for administrative headcount reductions. Management believes that the Company will recover its investment in stores that will be sold; however, it is possible that certain stores identified for sale may ultimately be closed which could result in additional charges.

     Fixed assets associated with the stores identified for closure have been written down to their fair value, determined on the basis of estimated future cash flows as of June 30, 2003 based on a one year, expected time frame for the closures. The charges are reported in restructuring and impairment charges in the Condensed Consolidated Statements of Income. As store closures occur, the
Company expects to incur additional charges related to lease termination costs and other actions that may be taken in connection with the disposition of the stores. Total future base rent commitments for the Disney Stores in North America and Europe totaled approximately $425 million as of June 30, 2003. Of these commitments, it is anticipated that the Company will bear the cost of those associated with the stores that will be closed, and that a buyer would assume those associated with stores that are sold. Total future base rent commitments for the stores that the Company expects to close were approximately $65 million as of June 30, 2003. In conjunction with the sale negotiations, the Company will undertake negotiations with lessors to seek favorable lease termination terms for stores that will be closed, but will likely incur charges related to the lease terminations in the second and third quarters of fiscal 2004. It is not possible at this time to determine what amount will ultimately be paid to terminate these leases.
The Disney Store results are in the Consumer Products operating segment.

6.   During the first quarter of fiscal 2003, the Company wrote off its aircraft leveraged lease investment with United Airlines, which filed for bankruptcy protection, resulting in a pre-tax charge of $114 million, or $0.04 per share. Based on the bankruptcy filing, we believe it is unlikely that the Company will recover this investment. The pre-tax charge of $114 million for the write-off is reported in net interest expense and other in the Condensed Consolidated Statements of Income. As of June 30, 2003, our
remaining aircraft leveraged lease investment totaled approximately $175 million, of which $119 million and $56 million, reflected investments with Delta Air Lines and FedEx, respectively. Given the current status of the airline industry, we continue to monitor these investments, particularly Delta Air Lines. The inability of Delta Air Lines to make their lease payments, or the termination of our lease through a bankruptcy proceeding, could result in a material charge for the write-down of some or all of our investment and could accelerate income tax payments.

     During the first quarter of fiscal 2002, the Company sold the remaining shares of Knight-Ridder, Inc. that it had received in connection with the disposition of certain publishing operations in fiscal 1997. The pre-tax gain of $216 million, or $0.07 per share, on the sale is included in net interest expense and other in the Condensed Consolidated Statements of Income.

                                                       THE WALT DISNEY COMPANY
                                        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited; tabular dollars in millions, except per share data)

7.   The changes in the carrying amount of goodwill for the nine months ended June 30, 2003 are as follows:

                                                              Media
                                                             Networks            Other               Total
                                                         -----------------    -------------     -----------------
       Balance as of October 1, 2002                   $         17,008     $         75      $         17,083
       Goodwill acquired during the period                           20                1                    21
       ABC acquisition adjustment                                  (126)              --                  (126)
                                                         -----------------    -------------     -----------------
       Balance as of June 30, 2003                     $         16,902     $         76      $         16,978
                                                         =================    =============     =================

     During the first quarter of fiscal 2003, certain preacquisition tax contingencies related to the Company's 1996 acquisition of Capital Cities/ABC, Inc. were resolved. Excess reserves provided for these exposures were reversed against goodwill.

8.   During the nine months ended June 30, 2003, the Company decreased its commercial paper borrowings by approximately $611 million and issued global bonds and convertible senior notes with proceeds of approximately $1.6 billion. The global bonds have an effective interest rate of 5.9% and mature in fiscal 2018, while the convertible senior notes have a stated interest rate of 2.125% and mature in fiscal 2023. During the nine-month period, the Company repaid approximately $327 million of U.S. term debt, of which $92 million had matured and $235 million was repurchased prior to maturity. Additionally, the Company repaid $127 million of matured
European medium-term notes. Finally, during the nine-month period the Company called and repaid approximately $892 million of the debt assumed in the acquisition of ABC Family. As of June 30, 2003, total commercial paper borrowings were approximately $110 million.

     In April 2003, the Company issued $1.3 billion of convertible senior notes due on April 15, 2023. The notes bear interest at an annual rate of 2.125% and are redeemable at the Company's option any time after April 15, 2008 at a price of 100% of the principal amount of the notes. The notes are redeemable at the investor's option at a price of 100% of principal amount on April 15,
2008, April 15, 2013 and April 15, 2018, and upon the occurrence of certain fundamental changes, such as a change in control. The notes are convertible into Disney common stock, under certain circumstances, at an initial conversion rate of 33.9443 shares of common stock per $1,000 principal amount of notes. This is equivalent to an initial conversion price of $29.46. The conversion rate is subject to adjustment if certain events occur, such as the payment of dividends on the Company's common stock exclusively in the
Company's common stock, the issuance to all holders of the Company's common stock of rights or warrants that allow the holders to purchase shares of the Company's common stock during a specified period of time, and subdivisions, combinations or certain reclassifications of the Company's common stock.

9.   Euro Disney operates the Disneyland Resort Paris on a 4,800-acre site near Paris, France. The Company accounts for its 39%
interest using the equity method of accounting.

     As of June 30, 2003, the Company's investment in and accounts and notes receivable from Euro Disney totaled $522 million, including $164 million drawn under a line of credit that the Company provided to Euro Disney as part of a 1994 restructuring. The maximum amount available under this line of credit is 168 million Euros ($193 million at June 30, 2003 exchange rates) and it is due in June 2004.

                                                       THE WALT DISNEY COMPANY
                                        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited; tabular dollars in millions, except per share data)

     Due to the slowdown in the European travel and tourism industry and its impact on Euro Disney's operations, on March 28, 2003 the Company agreed with Euro Disney not to charge royalties and management fees for the period from January 1, 2003 to September 30,
2003, to the extent needed for Euro Disney to comply with a bank covenant regarding its operating income. As a result of this action, the Company will not recognize royalty and management fee income for the last three quarters of fiscal 2003. Additionally, for both fiscal 2003 and fiscal 2004, the Company agreed to allow Euro Disney to pay its royalties and management fees annually in arrears, instead of quarterly. During the last three quarters of fiscal 2002, the Company's royalty and management fee income from
Euro Disney totaled $6 million, $9 million and $12 million, respectively.

     During the third quarter, the travel and tourism situation in Europe worsened, and was exacerbated by strikes and work stoppages in France. This situation negatively impacted Euro Disney to a greater extent than expected at the end of the second quarter. As a result, Euro Disney has advised the Company that it no longer expects to achieve its previously projected levels of theme park attendance and hotel occupancy. Consequently, Euro Disney no longer expects to be in compliance with its bank covenants for fiscal 2003 or 2004, despite last quarter's agreement by the Company to reduce royalties and management fees described above.
Based on these results, the Company will not collect additional royalties and fees related to fiscal 2003.

     In response to this situation, Euro Disney has initiated discussions with its agent banks and the Company to obtain the necessary covenant waivers or modifications and to obtain supplemental financing to address Euro Disney's cash requirements with the goal of resolving these matters over the next several months. Such financing may include an extension or change in other terms associated with the Company's credit line or additional commitments from the Company. Without supplemental financing, Euro Disney no longer expects to generate sufficient cash flow to meet its debt service obligations in fiscal 2004, including the repayment of the
Company's credit line. In the absence of obtaining the covenant waivers or modifications, Euro Disney lenders could accelerate the maturity of Euro Disney's debt, and should that occur, Euro Disney would be unable to meet its obligations. The Company believes that Euro Disney will ultimately obtain the requisite covenant waivers or modifications and additional financing; however, there can be no assurance that these efforts will be successful. Should Euro Disney be unable to obtain the covenant waivers or modifications and additional financing, some or all of the Company's $522 million Euro Disney investment and receivables would likely become impaired.

     As of March 31, 2003, Euro Disney had total assets of $3.2 billion and total liabilities of $3.2 billion, including borrowings totaling $2.5 billion. In its report for the six months ended March 31, 2003, Euro Disney reported a net loss of $79 million, which was comparable to the prior-year period. All of these figures are presented on a U.S. GAAP basis.

     In connection with the financial restructuring of Euro Disney in 1994, Euro Disney Associes S.N.C. (Disney SNC), a wholly owned affiliate of the Company, entered into a lease arrangement with a financing company with a noncancelable term of 12 years related to substantially all of the Disneyland Park assets, and then entered into a 12-year sublease agreement with Euro Disney on substantially the same terms. Remaining lease rentals at June 30, 2003 of approximately $706 million receivable from Euro Disney under the sublease approximate the amounts payable by Disney SNC under the lease. At the conclusion of the sublease term, Euro
Disney will have the option of assuming Disney SNC's rights and obligations under the lease for a payment of $91 million over the ensuing 15 months. If Euro Disney does not exercise its option, Disney SNC may purchase the assets, continue to lease the assets or elect to terminate the lease. In the event the lease is terminated, Disney SNC would be obligated to make a termination payment to the lessor equal to 75% of the lessor's then outstanding debt related to the Disneyland Park assets, which payment would be approximately $1.3 billion. Disney SNC would then have the right to sell or lease the assets on behalf of the lessor to satisfy the remaining debt, with any excess proceeds payable to Disney SNC. Notwithstanding Euro Disney's financial difficulties, the Company believes it is unlikely that Disney SNC would be required to pay the 75% lease termination payment as the Company currently expects that Euro Disney will exercise its assumption option in 2006 in order for Euro Disney to continue its business.

                                                       THE WALT DISNEY COMPANY
                                        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited; tabular dollars in millions, except per share data)

10.  Diluted earnings per share amounts are based upon the weighted average number of common and common equivalent shares outstanding during the period and are calculated using the treasury stock method for stock options and assuming conversion of the
Company's convertible senior notes (see Note 8). For the quarters ended June 30, 2003 and 2002, options for 187 million and 125 million shares, respectively, were excluded from the diluted earnings per share calculation as they were anti-dilutive. For the nine months ended June 30, 2003 and 2002, options for 203 million and 138 million shares, respectively, were excluded.

     A reconciliation of net income and weighted average number of common and common equivalent shares outstanding for calculating diluted earnings per share is as follows:

                                                                          Three Months                  Nine Months
                                                                         Ended June 30,                Ended June 30,
                                                                    -------------------------     -------------------------
                                                                      2003           2002           2003           2002
                                                                    ----------     ----------     ----------     ----------
Net income                                                        $      400     $      364     $      885      $   1,061
Interest expense on convertible senior notes
   (net of tax)                                                            4             --              4             --
                                                                    ----------     ----------     ----------     ----------
                                                                  $      404     $      364     $      889      $   1,061
                                                                    ==========     ==========     ==========     ==========
Weighted average number of common shares outstanding (basic)           2,043          2,041          2,043          2,040
Dilutive stock options                                                     3              5              2              4
Weighted average assumed conversion of convertible senior
   notes                                                                  38             --             12             --
                                                                    ----------     ----------     ----------     ----------
Weighted average number of common and common equivalent                2,084          2,046          2,057          2,044
   shares outstanding (diluted)                                     ==========     ==========     ==========     ==========

11.  Comprehensive income is as follows:

                                                                            Three Months                   Nine Months
                                                                           Ended June 30,                Ended June 30,
                                                                      -------------------------     --------------------------
                                                                        2003           2002           2003           2002
                                                                      ----------     ----------     ---------     ------------
     Net income                                                     $      400     $      364     $     885     $    1,061
     Market value adjustments for investments and hedges, net of
        tax                                                                (30)          (100)          (63)           (84)
     Foreign currency translation, net of tax                               31             (4)           34             34
                                                                      ----------     ----------     ---------     ------------
     Comprehensive income                                           $      401     $      260     $     856     $    1,011
                                                                      ==========     ==========     =========     ============

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

                                                                             Three Months                   Nine Months
                                                                             Ended June 30,                 Ended June 30,
                                                                       --------------------------    ---------------------------
                                                                           2003          2002           2003            2002
                                                                       ------------  ------------    ----------     ------------
     Net income:

          As reported                                                 $     400     $     364       $   885        $  1,061
          Less stock option expense                                        (116)         (127)         (339)           (357)
          Tax effect                                                         43            47           126             133
                                                                       ------------  ------------    ----------     ------------
          Pro forma after stock option expense                        $     327     $     284       $   672        $    837
                                                                       ============  ============    ==========     ============

     Diluted earnings per share:
          As reported                                                 $    0.19     $    0.18       $  0.43        $   0.52
          Pro forma after stock option expense                        $    0.16     $    0.14       $  0.33        $   0.41

     These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years. The pro forma amounts assume that the Company had been following the fair value approach since the beginning of fiscal 1996.

     The Company grants restricted stock units to certain executives. Certain restricted stock units vest upon the achievement of defined performance conditions, while the remaining restricted stock units generally vest equally in two and four years from the grant date. Restricted stock units are forfeited if the grantee terminates employment prior to vesting. During the nine months ended
June 30, 2003, the Company granted 2,786,000 restricted stock units and recorded compensation expense of approximately $13.8 million. As of June 30, 2003, 3,876,000 restricted stock units were outstanding and unearned stock compensation expense totaled approximately $56 million.

13.  In December 1999, pursuant to the Company's share repurchase program, the Company established the TWDC Stock Compensation Fund
II to acquire shares of Disney common stock for the purpose of funding certain future stock-based compensation. The fund was terminated on December 12, 2002. On that date, the 5,359,485 shares of the Company's common stock still owned by the fund were transferred back to the Company and were classified as treasury stock.

14.  The Company has exposure to various legal and other contingencies arising from the conduct of its business.

Litigation
----------
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

                                                       THE WALT DISNEY COMPANY
                                        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited; tabular dollars in millions, except per share data)

However, given the number of outstanding issues and the uncertainty of their ultimate disposition, management is unable to predict the magnitude of any potential determination of the plaintiff's claims. On May 19, 2003, the United States District Court for the
Central District of California dismissed certain claims and remanded the matter to the Los Angeles Superior Court from which it had been removed. Pre-trial proceedings continue in the state court.

     Milne and Disney Enterprises, Inc. v. Stephen Slesinger, Inc. On November 5, 2002, Clare Milne, the granddaughter of A. A.
Milne, author of the Winnie the Pooh books, and the Company's subsidiary Disney Enterprises, Inc., filed a complaint against Stephen
Slesinger, Inc. ("SSI") in the United States District Court for the Central District of California. On November 4, 2002, Ms. Milne
served notices to SSI and the Company's subsidiary terminating A. A. Milne's prior grant of rights to Winnie the Pooh, effective
November 5, 2004, and granted all of those rights to the Company's subsidiary. In their lawsuit, Ms. Milne and the Company's subsidiary seek a declaratory judgment, under United States copyright law, that Ms. Milne's termination notices were valid; that
SSI's rights to Winnie the Pooh in the United States will terminate effective November 5, 2004; that upon termination of SSI's rights in the United States, the 1983 licensing agreement that is the subject of the Stephen Slesinger, Inc. lawsuit described above will terminate by operation of law; and that, as of November 5, 2004, SSI will be entitled to no further royalties for uses of
Winnie the Pooh. In January 2003, SSI filed (a) an answer denying the material allegations of the complaint and (b) counterclaims seeking a declaration (i) that Ms. Milne's grant of rights to Disney Enterprises, Inc. is void and unenforceable and (ii) that
Disney Enterprises, Inc. remains obligated to pay SSI royalties under the 1983 licensing agreement. SSI also filed a motion to dismiss the complaint or, in the alternative, for summary judgment. On May 8, 2003, the Court ruled that Milne's termination notices are invalid and dismissed SSI's counterclaims as moot. Following further motions, on August 1, 2003, SSI filed an amended answer and counterclaims and a Third-party complaint against Harriet Hunt (heir to E.H. Shepard, illustrator of the original Winnie the Pooh stories), who had served a notice of termination and a grant of rights similar to Ms. Milne's.

     Kohn v. The Walt Disney Company et al. On August 15, 2002, Aaron Kohn filed a class action lawsuit against the Company, its
Chief Executive Officer and its Chief Financial Officer in the United States District Court for the Central District of California
on behalf of a putative class consisting of purchasers of the Company's common stock between August 15, 1997 and May 15, 2002.
Subsequently, at least nine substantially identical lawsuits were also filed in the same court, each alleging that the defendants violated federal securities laws by not disclosing the pendency and potential implications of the Stephen Slesinger, Inc. lawsuit described above prior to the Company's filing of its quarterly report on Form 10-Q in May 2002. The plaintiffs claim that this alleged nondisclosure constituted a fraud on the market that artificially inflated the Company's stock price, and contend that a decline in the stock price resulted from the May 2002 disclosure. The plaintiffs seek compensatory damages and/or rescission for themselves and all members of their defined class. On December 10, 2002, plaintiffs' motion to consolidate the related actions into a single case was granted, and their motion for appointment of lead plaintiffs and counsel was granted on February 21, 2003. On or about April 7, 2003, plaintiffs filed a consolidated amended class action complaint and on May 22, 2003, defendants moved to dismiss the complaint.

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

                                                       THE WALT DISNEY COMPANY
                                        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited; tabular dollars in millions, except per share data)

Contractual Guarantees
----------------------
     The Company has guaranteed certain special assessment and water/sewer revenue bond series issued by the Celebration Community
Development District and the Enterprise Community Development District (collectively, the Districts). The bond proceeds were used by the Districts to finance the construction of infrastructure improvements and the water and sewer system in the mixed-use, residential community of Celebration, Florida. As of June 30, 2003, the remaining debt service obligation guaranteed by the Company was $103 million, of which $62 million was principal.

     The Company has guaranteed certain bond issuances by the Anaheim Public Authority for a total of $111 million. The guarantee also extends to future interest payments that will total $298 million over the 40-year life of the bond. The bond proceeds were used by the City of Anaheim to finance construction of infrastructure and a public parking facility adjacent to the Disneyland Resort.
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

     The Company has guaranteed payment of certain facility and equipment leases on behalf of a third-party service provider that supplies the Company with broadcasting transmission, post production, studio and administrative services in the U.K. If the third-party service provider defaults on the leases, the Company would be responsible for the remaining obligation unless the
Company finds another service provider to take over the leases. As of June 30, 2003, the remaining facility and equipment lease obligation was $73 million. These leases expire in March 2014.

15.  As a matter of course, the Company is regularly audited by federal, state and foreign tax authorities. From time to time, these audits result in proposed assessments. The Internal Revenue Service (IRS) has recently completed its examination of the Company's federal income tax returns for 1993 through 1995. In connection with this examination, the IRS has proposed assessments that challenge certain of the Company's tax positions. The Company has negotiated the settlement of a number of proposed assessments, and is pursuing an administrative appeal before the IRS with regard to the remainder. If the remaining proposed assessments are upheld through the administrative and legal process, they could have a material impact on the Company's earnings and cash flow. However, the Company believes that its tax positions comply with applicable tax law and intends to defend its positions vigorously. The
Company believes it has adequately provided for any reasonably foreseeable outcome related to these matters. Although their ultimate resolution may require additional cash tax payments, the Company does not anticipate any material earnings impact from these matters.

                                                       THE WALT DISNEY COMPANY
                                           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SEASONALITY

     The Company's businesses are subject to the effects of seasonality. Consequently, the operating results for the nine months ended June 30, 2003 for each business segment, and for the Company as a whole, are not necessarily indicative of results to be expected for the full year.

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

RESULTS OF OPERATIONS

     Net income for the quarter increased 10%, or $36 million, to $400 million, and diluted earnings per share increased 6%, or
$0.01, to $0.19 compared to the prior-year quarter. Results for the current quarter included a pre-tax gain of $16 million on the sale of the Anaheim Angels and restructuring and impairment charges of $15 million at The Disney Store, which offset each other. The prior-year quarter included a pre-tax gain of $34 million ($0.01 per share) on the sale of the Disney Store business in Japan.
Excluding the year-over-year impact of the gain on the sale of businesses and restructuring charges, results for the current quarter reflected higher equity in the income of investees and segment operating income and lower net interest expense and other, partially offset by higher corporate and unallocated shared expenses. Higher income from equity investees was due to increases at the cable equity investments and the write-down of an investment in a Latin American cable operator in the prior-year quarter. Increased segment operating income reflected improvements at Media Networks and Studio Entertainment, partially offset by decreases at Parks and Resorts and Consumer Products. Increased corporate and unallocated shared expenses were due to additional costs for new finance and human resource information technology systems as well as the absence of a gain on the sale of properties in the U.K. in the prior-year quarter.

       Net interest expense and other is as follows:

                                                            Three Months                          Nine Months
                                                           Ended June 30,                        Ended June 30,
                                                    ------------------------------     -----------------------------------
       (unaudited, in millions)                         2003             2002               2003               2002
                                                    -------------    -------------     ---------------    ----------------
       Interest expense                            $    (160)       $    (187)        $      (519)       $       (538)
       Interest and investment income (loss)              (8)               2                (123)                250
                                                    -------------    -------------     ---------------    ----------------
       Net interest expense and other              $    (168)       $    (185)        $      (642)       $       (288)
                                                    =============    =============     ===============    ================

     Interest expense for the three months ended June 30, 2003 declined primarily due to lower average debt balances. Interest and investment income (loss) decreased due to losses incurred on the early retirement of Company debt.

                                                       THE WALT DISNEY COMPANY
                                               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(continued)

     For the nine months, net income decreased 17% or $176 million, to $885 million, and earnings per share decreased 17%, or
$0.09, to $0.43 compared to the prior-year period. Results for the current period included the write-off of our aircraft leveraged lease investment with United Airlines ($114 million or $0.04 per share), a pre-tax gain of $16 million on the sale of the Anaheim
Angels and restructuring and impairment charges of $15 million at The Disney Store. Results for the prior-year period include a gain on the sale of the Company's remaining shares of Knight-Ridder, Inc. ($216 million or $0.07 per share) and a pre-tax gain of $34 million (or $0.01 per share) on the sale of the Disney Store business in Japan. Excluding the year-over-year impact of these items, results for the current period reflected higher corporate and unallocated shared expenses and net interest expense and other and lower segment operating income, partially offset by higher equity in the income of investees. The increase in corporate and unallocated shared expenses was due to additional costs for finance and human resource information technology systems and prior-year results included a gain on the sale of properties in the U.K., partially offset by lower brand promotion initiatives. Higher net interest expense and other reflected investment losses and losses on the early extinguishment of debt in the current period compared to investment gains in the prior-year period. Additionally, the current period reflected lower average debt balances. Decreased segment operating income reflected lower Parks and Resorts and Consumer Products results, partially offset by stronger performance at Studio Entertainment. The increase in equity in the income of investees reflected growth at the cable equity investments in the current-year period and the write-down of an investment in a Latin American cable operator in the prior-year period.

     Pension and post-retirement medical benefit plan costs have increased significantly in fiscal 2003, due primarily to changes in actuarial assumptions and higher healthcare costs. The majority of these costs are borne by the Parks and Resorts segment. We expect that these costs will increase by approximately $200 - $250 million in fiscal 2004, as well. The projected fiscal 2004 increase is due primarily to a decrease in the discount rate used to measure the present value of plan obligations, as well as the actual performance of plan assets, which has been below the long-term expected performance, reflecting generally decreasing returns of the financial markets overall. The decrease in the discount rate assumption reflects declining interest rates. Additionally, due to recent performance of the plan assets, the fair value of the Company's pension assets has decreased significantly in recent years. This combined with an increase in the present value of plan obligations will result in the Company also recording a significant minimum pension liability adjustment to other accumulated comprehensive income in the fourth quarter of fiscal 2003.

Business Segment Results

    (unaudited, in millions)                  Three Months Ended June 30,                    Nine Months Ended June 30,
                                       -------------------------------------------    -----------------------------------------
    Revenues:                             2003            2002         % Change          2003          2002        % Change
                                       -----------    -------------  -------------    -----------    ----------   -------------
         Media Networks              $      2,507    $     2,126           18%     $    8,232     $   7,298          13%
         Parks and Resorts                  1,731          1,847           (6)%          4,764         4,805          (1)%
         Studio Entertainment               1,440          1,365            5%          5,193         4,693          11%
         Consumer Products                    497            457            9%          1,784         1,871          (5)%
                                       -----------    -------------                   -----------    ----------
                                     $      6,175    $     5,795            7%     $   19,973     $  18,667           7%
                                       ===========    =============                   ===========    ==========
    Segment operating income:
         Media Networks              $        384    $       288           33%     $      841     $     839          --
         Parks and Resorts                    352            467          (25)%            732           934         (22)%
         Studio Entertainment                  71             22            n/m            415           198           n/m
         Consumer Products                     39             51          (24)%            282           312         (10)%
                                       -----------    -------------                   -----------    ----------
                                     $        846    $       828            2%     $    2,270     $   2,283          (1)%
                                       ===========    =============                   ===========    ==========

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

                                                       Three Months Ended June 30,             Nine Months Ended June 30,
                                                   ------------------------------------    ------------------------------------
    (unaudited, in millions)                         2003          2002      % Change        2003         2002       % Change
                                                   ----------    --------- ------------    ---------    ----------  -----------
    Segment operating income                     $      846    $     828           2%   $   2,270    $    2,283         (1)%
    Corporate and unallocated shared expenses          (117)         (76)        (54)%        (312)         (277)       (13)%
    Amortization of intangible assets                    (2)          (9)         78%         (14)          (14)          --
    Gain on the sale of businesses                       16           34         (53)%          16            34        (53)%
    Net interest expense and other                     (168)        (185)          9%        (642)         (288)         n/m
    Equity in the income of investees                   102           44           n/m         243           163         49%
    Restructuring and impairment charges                (15)          --           n/m         (15)           --          n/m
                                                   ----------    ---------                 ---------    ----------
    Income before income taxes and minority
      interests                                  $      662    $     636           4%   $   1,546    $    1,901        (19)%
                                                   ==========    =========                 =========    ==========

       Depreciation expense is as follows:

                                                         Three Months Ended                Nine Months Ended
                                                              June 30,                         June 30,
(unaudited, in millions)                           ------------------------------   -------------------------------
Depreciation expense:                                 2003             2002              2003             2002
                                                   ------------    --------------   ---------------   -------------
   Media Networks                                 $       43      $         46     $         128     $       137
   Parks and Resorts                                     189               162               529             484
   Studio Entertainment                                    9                13                28              34
   Consumer Products                                      14                15                47              44
                                                   ------------    --------------   ---------------   -------------
   Segment depreciation expense                          255               236               732             699
   Corporate                                              27                19                80              62
                                                   ------------    --------------   ---------------   -------------
   Total depreciation expense                     $      282      $        255     $         812     $       761
                                                   ============    ==============   ===============   =============

     Segment depreciation expense is included in segment operating income and corporate depreciation expense is included in corporate and unallocated shared expenses.

Business Segment Results - Three Months

Media Networks

     The following table provides supplemental revenue and segment operating income detail for the Media Networks segment:

                                                                Three Months Ended June 30,
                                                        --------------------------------------------
    (unaudited, in millions)                               2003             2002         % Change
                                                        ------------    -------------  -------------
    Revenues:
         Broadcasting                                 $     1,231     $      1,203          2%
         Cable Networks                                     1,276              923         38%
                                                        ------------    -------------
                                                      $     2,507     $      2,126         18%
                                                        ============    =============
     Segment operating income:
         Broadcasting                                 $       183     $         76         n/m
         Cable Networks                                       201              212         (5)%
                                                        ------------    -------------
                                                      $       384     $        288         33%
                                                        ============    =============

                                                       THE WALT DISNEY COMPANY
                                               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(continued)

     Media Networks revenues increased 18%, or $381 million, to $2.5 billion, primarily driven by increases of $28 million at
Broadcasting and $353 million at the Cable Networks. Increased Broadcasting revenue was driven primarily by an increase of $19 million at the ABC television network and $13 million at the Company's owned and operated stations. The increases at the television network and stations were primarily driven by higher advertising revenues, reflecting higher rates due to an active scatter market.
Revenues at the Cable Networks increased primarily due to increases at ESPN reflecting higher advertising revenue as a result of the addition of National Basketball Association (NBA) games and higher affiliate revenues. Higher affiliate revenues reflected contractual rate increases and subscriber growth.

     Segment operating income increased 33%, or $96 million, to $384 million, driven by increases of $107 million at Broadcasting, partially offset by a decrease of $11 million at the Cable Networks. Growth at Broadcasting reflected lower cost programming and higher advertising revenue. Declines at the Cable Networks reflected higher programming costs related to the NBA contracts at ESPN, partially offset by incremental advertising revenues and affiliate revenues. Costs and expenses, which consist primarily of programming rights costs and amortization, production costs, distribution and selling expenses and labor costs, increased 16%, or
$285 million, due to higher programming costs at ESPN due to NBA rights costs, partially offset by lower cost programming at the ABC television network due to a number of new series. Additionally, the prior-year quarter benefited from insurance proceeds related to the loss of a broadcast tower.

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

      The initial five-year period of the Company's contract to broadcast the NFL was non-cancelable and ended with the telecast of the 2003 Pro Bowl. In February 2003, the NFL exercised its option to extend the contract for an additional three years ending with the telecast of the 2006 Pro Bowl, for an aggregate fee of $3.7 billion. We expect that amortization of the NFL programming costs that are allocated to ESPN over the three-year renewal period will be relatively level. NFL amortization for fiscal 2004 is expected to decrease by approximately $180 million at ESPN and by $300 million at the television network as compared to fiscal 2003. The decrease at the television network is primarily due to the absence of the Super Bowl, which was aired by the television network in fiscal 2003 and will be absent in fiscal 2004, as well as fewer games in fiscal 2004. The absence of the Super Bowl and the lower number of games at the television network will also result in lower revenue from NFL broadcasts in fiscal 2004. Due to the payment terms in the NFL contract, there will be a modest decrease in cash payments in fiscal 2004 as compared to fiscal 2003.

      The Company's contractual arrangements with cable operators are renewed or renegotiated from time to time in the ordinary course of business. Consolidation in the cable distribution industry may adversely affect the Company's ability to obtain and maintain terms of the distribution of certain of its Cable Network services that are as favorable as those currently in place.

                                                       THE WALT DISNEY COMPANY
                                               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(continued)

Parks and Resorts

      Revenues decreased 6%, or $116 million, to $1.7 billion, driven primarily by decreases of $113 million at the Walt Disney
World Resort and $14 million from decreased revenues from Euro Disney, partially offset by an increase of $17 million at the
Disneyland Resort. The revenue decrease at Walt Disney World reflected lower theme park attendance and hotel occupancy, partially offset by higher guest spending. Decreased attendance and hotel occupancy at the Walt Disney World Resort reflected continued
disruption in travel and tourism, partially offset by the timing of Easter and spring break holiday periods, most of which occurred during the third quarter of the current year versus the second quarter of the prior year. Increased guest spending at Walt Disney
World reflected ticket and other price increases, as well as a reduction in certain promotional programs. The decrease in revenues from Euro Disney included the cessation of billing and recognition of revenues commencing with the second quarter of the current year (see Note 9). At the Disneyland Resort, the revenue increase was primarily due to higher hotel occupancy and theme park attendance, reflecting the success of local promotional programs offered during the quarter, as well as the opening of new attractions and entertainment venues in the current year.

      Segment operating income decreased 25%, or $115 million, to $352 million, primarily due to lower revenues. Costs and expenses, which consist principally of labor, costs of merchandise, food and beverages sold, depreciation, repairs and maintenance, employee benefit expenses, entertainment and marketing and sales expense, remained flat compared to the prior year quarter. Costs and expenses reflected increased costs for employee benefits, refurbishments, insurance, information services, depreciation and marketing costs, offset by the impact of ongoing cost management efforts.

Studio Entertainment

      Revenues increased 5%, or $75 million, to $1.4 billion, driven by increases of $179 million in worldwide theatrical motion picture distribution and $105 million in international home video, partially offset by a decrease of $151 million in television distribution. In worldwide theatrical motion picture distribution, revenue increases reflected the strong domestic performance of
Disney/Pixar's Finding Nemo in the current quarter. Revenue growth at international home video reflected higher DVD sales of current-period titles, which included Treasure Planet and Signs. The decline in television distribution primarily reflected higher domestic syndication revenues in the prior-year quarter for the sale of Home Improvement.

      Segment operating income increased from $22 million to $71 million, due to revenue growth in worldwide theatrical motion picture distribution and international home video, partially offset by lower syndication revenues in domestic television distribution. Costs and expenses, which consist primarily of production cost and amortization, distribution and selling expenses, product costs and participation costs, increased 2%, or $26 million, driven by increases in worldwide theatrical motion picture distribution and international home video, partially offset by a decrease in domestic television distribution. Cost increases in worldwide theatrical motion picture distribution were primarily due to higher distribution for current-period titles, which included
Finding Nemo, Lizzie McGuire, Holes and Pirates of the Caribbean, which was released in the fourth quarter. Additionally, costs were impacted by higher participation costs driven by Finding Nemo, partially offset by lower production cost amortization due to higher write-offs in the prior-year quarter. Higher costs in international home video reflected higher distribution and production cost amortization for current-period titles, which included Treasure Planet. Lower costs in domestic television distribution reflected lower production cost amortization and participation costs related to lower domestic syndication revenues in the current quarter.

                                                       THE WALT DISNEY COMPANY
                                               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(continued)

Consumer Products

      Revenues increased 9%, or $40 million, to $497 million, reflecting increases of $26 million at merchandise licensing, $9 million at publishing and $6 million at The Disney Store. The increase in merchandise licensing reflected higher revenues from toy licensees in North America and strong performance of baby, home and apparel licensees in Europe. Improvements in publishing resulted from higher sales, primarily due to the success of W.I.T.C.H in Europe. Increases at The Disney Store were primarily due to promotional sales in North America.

      Segment operating income decreased 24%, or $12 million, to $39 million, reflecting decreased margins at The Disney Store due to promotional sales and markdowns, partially offset by increased publishing results. Costs and expenses, which primarily consist of labor, product costs, including product development costs, distribution and selling expenses and leasehold expenses, increased 13%, or $52 million, primarily driven by higher sales volume at The Disney Store, increased costs at merchandise licensing and higher divisional administrative costs associated with the initiation of a brand management program.

      The Company operates 480 Disney Stores in North America and Europe. During the quarter, the Company announced that it was pursuing strategic options for The Disney Store, Inc., including the possible sale of stores in North America and Europe, in order to focus on its core competencies and activities intended to increase capital returns. In connection with preparing the chain for sale, the Company expects to close a certain number of underperforming stores in North America. The Company recorded charges totaling $15 million, including fixed asset write-downs related to the stores it expects to close and certain related facilities, as well as for administrative headcount reductions. Management believes that the Company will recover its investment in stores that will be sold; however, it is possible that certain stores identified for sale may ultimately be closed which could result in additional charges.

      Fixed assets associated with the stores identified for closure have been written down to their fair value, determined on the basis of estimated future cash flows as of June 30, 2003 based on a one year, expected time frame for the closures. The charges are reported in restructuring and impairment charges in the Condensed Consolidated Statements of Income. As store closures occur, the
Company expects to incur additional charges related to lease termination costs and other actions that may be taken in connection with the disposition of the stores. Total future base rent commitments for the Disney Stores in North America and Europe totaled approximately $425 million as of June 30, 2003. Of these commitments, it is anticipated that the Company will bear the cost of those associated with the stores that will be closed, and that a buyer would assume those associated with stores that are sold. Total future base rent commitments for the stores that the Company expects to close were approximately $65 million as of June 30, 2003. In conjunction with the sale negotiations, the Company will undertake negotiations with lessors to seek favorable lease termination terms for stores that will be closed, but will likely incur charges related to the lease terminations in the second and third quarters of fiscal 2004. It is not possible at this time to determine what amount will ultimately be paid to terminate these leases.

      The following table provides supplemental revenues and operating income detail for The Disney Stores in North America and
Europe, which includes the results of stores we expect to close:

  (unaudited, in millions)                               Three Months Ended                Nine Months Ended
                                                              June 30,                         June 30,
                                                   ------------------------------   -------------------------------
                                                      2003             2002              2003             2002
                                                   ------------    --------------   ---------------   -------------
   Revenues                                       $      188      $        178     $         739     $       785
   Operating income (loss)                        $      (33)     $        (25)    $         (46)    $         7

                                                       THE WALT DISNEY COMPANY
                                               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(continued)

      If we are successful in selling certain Disney Stores in North America and Europe, we would expect to receive royalty payments from the buyer under a long-term license for the Disney brand.

Business Segment Results - Nine Months

Media Networks

      The following table provides supplemental revenue and operating income detail for the Media Networks segment:

                                                              Nine Months Ended June 30,
                                                  ----------------------------------------------------
    (unaudited, in millions)                           2003             2002              % Change
                                                  ---------------  ----------------    ---------------
    Revenues:
         Broadcasting                           $        4,202    $        3,907            8%
         Cable Networks                                  4,030             3,391           19%
                                                  ---------------  ----------------
                                                $        8,232    $        7,298           13%
                                                  ===============  ================
     Segment operating income:
         Broadcasting                           $          116    $          (14)           n/m
         Cable Networks                                    725               853          (15)%
                                                  ---------------  ----------------
                                                $          841    $          839             --
                                                  ===============  ================

      Media Networks revenues increased 13%, or $934 million, to $8.2 billion, driven by increases of $295 million at Broadcasting and $639 million at the Cable Networks. Increased Broadcasting revenue was primarily driven by an increase of $190 million at the
ABC television network and $58 million at the owned and operated television stations. The increases at the television network and the owned and operated television stations were driven primarily by higher advertising revenues reflecting higher rates due to an active scatter market and in part to the Super Bowl, partially offset by decreases because of regular programming preemptions due to war coverage. Increases at the Cable Networks were driven by higher affiliate and advertising revenues primarily at ESPN, including incremental advertising revenues from NBA telecasts. Higher affiliate revenues reflected subscriber growth and contractual rate increases.

      Segment operating income remained flat, driven by increases of $130 million at Broadcasting due to higher revenues and lower cost programming, partially offset by a decrease of $128 million at the Cable Networks, due to higher programming costs, partially offset by revenue increases. Costs and expenses increased 14%, or $932 million, driven by higher sports programming costs, principally due to NFL and NBA telecasts.

Parks and Resorts

      Revenues decreased 1%, or $41 million, to $4.8 billion, driven primarily by decreases of $56 million at the Walt Disney World
Resort and $35 million from decreased revenues from Euro Disney, partially offset by an increase of $60 million at the Disneyland
Resort. The revenue decrease at Walt Disney World reflected lower theme park attendance and hotel occupancy, partially offset by higher guest spending. Decreased attendance and hotel occupancy at the Walt Disney World Resort reflected continued disruption in travel and tourism. Increased guest spending at Walt Disney World reflected ticket and other price increases, as well as a reduction in promotional programs. The decreased revenues from Euro Disney included the cessation of billing and recognition of revenues commencing with the second quarter of the current year (see Note 9). Increased revenue at the Disneyland Resort was primarily due to higher hotel occupancy and theme park attendance, reflecting the success of certain local promotional programs offered during the current year, increased guest spending as a result of ticket and other price increases, as well as the opening of new attractions and entertainment venues in the current year.

                                                       THE WALT DISNEY COMPANY
                                               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(continued)

      Segment operating income decreased 22%, or $202 million, to $732 million, reflecting higher costs at both the Walt Disney
World and Disneyland resorts, and lower revenues. Costs and expenses, which consist principally of labor, costs of merchandise, food and beverages sold, depreciation, repairs and maintenance, employee benefit expenses, entertainment and marketing and sales expense, increased by 4%, or $161 million. Cost and expenses reflected increased costs for employee benefits, refurbishments, insurance, information services, depreciation, and marketing costs, partially offset by the impact of ongoing cost management efforts.

Studio Entertainment

      Revenues increased 11%, or $500 million, to $5.2 billion, driven by increases of $374 million in worldwide home video and
$275 million in worldwide theatrical motion picture distribution, partially offset by a decrease of $121 million in television distribution. Worldwide home video increases reflected stronger DVD and VHS sales of Lilo & Stitch, Beauty & the Beast, Signs and
Sweet Home Alabama compared to the prior-year period, which included Pearl Harbor, Snow White and the Seven Dwarfs and Atlantis.
Growth in worldwide theatrical motion picture distribution revenue reflected the strong performances of Finding Nemo, Chicago, The
Santa Clause 2, Bringing Down the House and Sweet Home Alabama compared to the prior-year period, which included Disney/Pixar's
Monsters, Inc. and Lilo & Stitch. The decline in television distribution primarily reflected higher domestic syndication revenues in the prior-year period for the sale of Home Improvement.

      Segment operating income increased from $198 million to $415 million, due to growth in worldwide theatrical motion picture distribution and worldwide home video. Costs and expenses increased 6%, or $283 million, driven by increases in worldwide theatrical and worldwide home video, partially offset by decreases in television distribution. Higher costs in worldwide theatrical motion picture distribution reflected higher distribution costs for current-period titles, which included Treasure Planet, Finding Nemo,
Chicago and The Santa Clause 2. Cost increases in worldwide home video also reflected higher distribution expenses for current-period titles, including Lilo & Stitch and Beauty & the Beast. Lower costs in television distribution reflected lower production cost amortization and participation expense related to lower domestic syndication revenues in the current quarter.

Consumer Products

      Revenues decreased 5%, or $87 million, to $1.8 billion, reflecting declines of $139 million at The Disney Store and $16 million at Buena Vista Games, partially offset by increases of $47 million at merchandise licensing and $22 million at publishing.
The decline at The Disney Store reflected the sale of the Disney Store business in Japan in the prior year, as well as lower comparative store sales and fewer stores in North America. The decrease at Buena Vista Games reflected higher sales in the prior-year period, attributable to the strong performance of Monsters, Inc. titles. The increase at merchandise licensing primarily reflected higher revenues from toy licensees, due in part to higher contractually guaranteed minimum royalties in North America and strong performance across Europe. Growth at publishing is attributed to increases in Europe, reflecting the strong performance of
Topolino, W.I.T.C.H. and Art Attack titles.

      Segment operating income decreased 10%, or $30 million, to $282 million, reflecting declines at The Disney Store, partially offset by increases at merchandise licensing due to increased sales and at Buena Vista Games due to cost reductions. Costs and expenses decreased 4%, or $57 million, reflecting lower sales volume at The Disney Store, reduced product development and marketing expenses at Buena Vista Games, partially offset by increases in publishing due to higher sales volume and increased marketing costs.

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

                                                                Three Months Ended                    Nine Months
                                                                     June 30,                       Ended June 30,
                                                              ------------------------        ----------------------------

    (unaudited, in millions, except per share data)             2003          2002               2003             2002
                                                              ----------    ----------        ------------     -----------
    Net income:
         As reported                                         $      400    $      364        $      885       $   1,061
         Less stock option expense                                 (116)         (127)             (339)           (357)
         Tax effect                                                  43            47               126             133
                                                              ----------    ----------        ------------     -----------
         Pro forma after stock option expense                $      327    $      284        $      672       $     837
                                                              ==========    ==========        ============     ===========
    Diluted earnings per share:
         As reported                                         $     0.19    $     0.18        $     0.43       $    0.52
         Pro forma after stock option expense                $     0.16    $     0.14        $     0.33       $    0.41

      These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years. The pro forma amounts assume that the Company had been following the fair value approach since the beginning of fiscal 1996.

      Fully diluted shares outstanding and diluted earnings per share include the effect of in-the-money stock options calculated based on the average share price for the period and assumes conversion of the convertible senior note (see Note 8 to the Condensed
Consolidated Financial Statements). The dilution from employee options increases as the Company's share price increases, as shown below:

                                      Total               Incremental          Percentage of        Hypothetical Q3
               Disney              In-the-Money         Diluted Shares        Average Shares              2003
             Share Price             Options                  (1)               Outstanding          EPS Impact (3)
          ------------------    -------------------    ------------------    ------------------    -------------------

     -----------------------------------------------------------------------------------------------------------------
     $          18.91                40 million               --(2)                 --           $        0.00
     -----------------------------------------------------------------------------------------------------------------

                25.00                121 million           12 million              0.59%                 (0.00)
                30.00                148 million           24 million              1.17%                 (0.00)
                40.00                216 million           49 million              2.37%                 (0.00)
                50.00                224 million           67 million              3.23%                 (0.00)

    (1)    Represents the incremental impact on fully diluted shares outstanding assuming the average share prices indicated, using the treasury stock method. Under the treasury stock method, the tax effected proceeds that would be received from the exercise of all in-the-money options are assumed to be used to repurchase shares.
    (2)    Fully diluted shares outstanding for the quarter ended June 30, 2003 total 2,084 million and include the dilutive impact of in-the-money options at the average share price for the period of $18.91 and assumes conversion of the convertible senior note. At the average share price of $18.91, the dilutive impact of in-the-money options was 3 million shares for the quarter.
    (3)    Based upon Q3 2003 earnings of $400 million, or $0.19 per share.

                                                       THE WALT DISNEY COMPANY
                                               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(continued)

FINANCIAL CONDITION

      For the nine months ended June 30, 2003, cash provided by operations increased by $30 million to $1.6 billion, reflecting higher income before non-cash items and also the timing of collection of accounts receivable and payment of accounts payable.

      During the nine months ended June 30, 2003, the Company invested $712 million in parks, resorts and other properties.
Investments in parks, resorts and other properties by segment are as follows:

                                                                                 Nine Months Ended
                                                                                      June 30,
                                                                           -----------------------------
       (unaudited, in millions)                                               2003             2002
                                                                           ------------     ------------
       Media Networks                                                   $        108     $         98
       Parks and Resorts                                                         371              427
       Studio Entertainment                                                       35               39
       Consumer Products                                                          26               32
       Corporate and unallocated shared expenditures                             172              144
                                                                           ------------     ------------
                                                                        $        712     $        740
                                                                           ============     ============

      Media Networks' capital expenditures consist principally of investments in facilities and equipment. Parks and Resorts'
capital expenditures are primarily for new rides and attractions, capital improvements and equipment. Corporate's capital expenditures are primarily for information technology hardware and software.

      During the nine months ended June 30, 2003, the Company's borrowing activity was as follows:

        (unaudited, in millions)                                          Additions         Payments          Total
                                                                        --------------   ---------------    -----------
        Commercial paper borrowings (net change for the nine
             months)                                                   $         --     $        (611)    $     (611)
        US medium term notes and other USD denominated
             debt                                                             1,623              (327)         1,296
        European medium term notes                                               --              (127)          (127)
        Other                                                                    --               (14)           (14)
        Debt repaid in connection with the ABC Family
             acquisition                                                         --              (892)          (892)
                                                                        --------------   ---------------    -----------
                                                                       $      1,623     $      (1,971)    $     (348)
                                                                        ==============   ===============    ===========

      During the nine months ended June 30, 2003, the Company decreased its commercial paper borrowings by approximately $611 million and issued global bonds and convertible senior notes with proceeds of approximately $1.6 billion. The global bonds have an effective interest rate of 5.9% and mature in fiscal 2018, while the convertible senior notes have a stated interest rate of
2.125% and mature in fiscal 2023. During the nine-month period, the Company repaid approximately $327 million of U.S. term debt, of which $92 million had matured and $235 million was repurchased prior to maturity. Additionally, the Company repaid $127 million of matured European medium-term notes. Finally, during the nine-month period the Company called and repaid approximately $892 million of the debt assumed in the acquisition of ABC Family.

                                                       THE WALT DISNEY COMPANY
                                               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(continued)

      Commercial paper borrowings outstanding as of June 30, 2003 totaled approximately $110 million, with maturities of up to one year, supported by a $2.25 billion bank facility that expires in 2004 and another $2.25 billion bank facility that expires in 2005.
There were no net commercial paper borrowings (total commercial paper less money market securities held by the Company) at June 30,
2003 as money market securities exceeded commercial paper borrowings. The bank facilities allow for borrowings at LIBOR-based rates plus a spread, depending upon the Company's public debt rating. As of June 30, 2003, the Company had not borrowed any amounts under these bank facilities. The Company also has the ability to have up to $350 million of letters of credit issued under the $2.25 billion facility expiring in 2004 which if utilized reduces available borrowing under this facility. As of June 30, 2003, $122 million of letters of credit had been issued under this facility, thus $2.13 billion was available for borrowing.

      As of June 30, 2003, the Company's investment in and accounts and notes receivable from Euro Disney totaled $522 million, including $164 million drawn under a line of credit that the Company provided to Euro Disney as part of a 1994 restructuring. The maximum amount available under this line of credit is 168 million Euros ($193 million at June 30, 2003 exchange rates) and it is due in June 2004.

      Due to the slowdown in the European travel and tourism industry and its impact on Euro Disney's operations, on March 28, 2003 the Company agreed with Euro Disney not to charge royalties and management fees for the period from January 1, 2003 to September 30,
2003, to the extent needed for Euro Disney to comply with a bank covenant regarding its operating income. As a result of this action, the Company will not recognize royalty and management fee income for the last three quarters of fiscal 2003. Additionally, for both fiscal 2003 and fiscal 2004, the Company agreed to allow Euro Disney to pay its royalties and management fees annually in arrears, instead of quarterly. During the last three quarters of fiscal 2002, the Company's royalty and management fee income from
Euro Disney totaled $6 million, $9 million and $12 million, respectively.

      During the third quarter, the travel and tourism situation in Europe worsened, and was exacerbated by strikes and work stoppages in France. The situation negatively impacted Euro Disney to a greater extent than expected at the end of the second quarter. As a result, Euro Disney has advised the Company that it no longer expects to achieve its previously projected levels of theme park attendance and hotel occupancy. Consequently, Euro Disney no longer expects to be in compliance with its bank covenants for fiscal 2003 or 2004, despite last quarter's agreement by the Company to reduce royalties and management fees described above.
Based on these results, the Company will not collect any additional royalties and fees related to fiscal 2003.

      In response to this situation, Euro Disney has initiated discussions with its agent banks and the Company to obtain the necessary covenant waivers or modifications and to obtain supplemental financing to address Euro Disney's cash requirements with the goal of resolving these matters over the next several months. Such financing may include an extension or change in other terms associated with the Company's credit line or additional commitments from the Company. Without supplemental financing, Euro Disney no longer expects to generate sufficient cash flow to meet its debt service obligations in fiscal 2004, including the repayment of the
Company's credit line. In the absence of obtaining the covenant waivers or modifications, Euro Disney lenders could accelerate the maturity of Euro Disney's debt, and should that occur, Euro Disney would be unable to meet its obligations. The Company believes that Euro Disney will ultimately obtain the requisite covenant waivers or modifications and additional financing; however, there can be no assurance that these efforts will be successful. Should Euro Disney be unable to obtain the covenant waivers or modifications and additional financing, some or all of the Company's $522 million Euro Disney investment and receivables would likely become impaired.

      As of March 31, 2003, Euro Disney had total assets of $3.2 billion and total liabilities of $3.2 billion, including borrowings totaling $2.5 billion. In its report for the six months ended March 31, 2003, Euro Disney reported a net loss of $79 million, which was comparable to the prior-year period. All of these figures are presented on a U.S. GAAP basis.

                                                       THE WALT DISNEY COMPANY
                                               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(continued)

      In connection with the financial restructuring of Euro Disney in 1994, Euro Disney Associes S.N.C. (Disney SNC), a wholly owned affiliate of the Company, entered into a lease arrangement with a financing company with a noncancelable term of 12 years related to substantially all of the Disneyland Park assets, and then entered into a 12-year sublease agreement with Euro Disney on substantially the same terms. Remaining lease rentals at June 30, 2003 of approximately $706 million receivable from Euro Disney under the sublease approximate the amounts payable by Disney SNC under the lease. At the conclusion of the sublease term, Euro
Disney will have the option of assuming Disney SNC's rights and obligations under the lease for a payment of $91 million over the ensuing 15 months. If Euro Disney does not exercise its option, Disney SNC may purchase the assets, continue to lease the assets or elect to terminate the lease. In the event the lease is terminated, Disney SNC would be obligated to make a termination payment to the lessor equal to 75% of the lessor's then outstanding debt related to the Disneyland Park assets, which payment would be approximately $1.3 billion. Disney SNC would then have the right to sell or lease the assets on behalf of the lessor to satisfy the remaining debt, with any excess proceeds payable to Disney SNC. Notwithstanding Euro Disney's financial difficulties, the Company believes it is unlikely that Disney SNC would be required to pay the 75% lease termination payment as the Company currently expects that Euro Disney will exercise its assumption option in 2006 in order for Euro Disney to continue its business.

      At June 30, 2003, contractual commitments to purchase broadcast programming rights totaled $12.3 billion, including $829 million for available programming and $9.3 billion for sports programming rights, primarily NFL, NBA, college football, MLB and NHL.

      Contractual commitments relating to broadcast programming rights are payable as follows (unaudited, in millions):

                                                     2003           $     1,120
                                                     2004                 3,741
                                                     2005                 2,907
                                                     2006                 2,278
                                                     2007                 1,061
                                                     Thereafter           1,230
                                                                      ---------
                                                                    $    12,337
                                                                      =========

      We expect that the ABC television network, ESPN, ABC Family, The Disney Channels and the Company's television and radio stations will continue to enter into programming commitments to purchase broadcast rights for various feature films, sports and other programming.

      As disclosed in Note 6 to the Condensed Consolidated Financial Statements, based on United Airlines' bankruptcy filing, the
Company believes it is unlikely that it will recover its aircraft leveraged lease investment with United Airlines. The first quarter pre-tax charge of $114 million for the write-off is reported in net interest expense and other in the Condensed Consolidated
Statements of Income. As of June 30, 2003, the aircraft leveraged lease investment totaled approximately $175 million, of which $119 million and $56 million, reflected investments with Delta Air Lines and FedEx, respectively. Given the current status of the airline industry, we continue to monitor these investments, particularly Delta Air Lines. The inability of Delta Air Lines to make their lease payments, or the termination of our leases through a bankruptcy proceeding, could result in a material charge for the write-down of some or all our investment and could accelerate income tax payments.

                                                         WALT DISNEY COMPANY
                                               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(continued)

      As disclosed in the Notes to the Condensed Consolidated Financial Statements (see Notes 14 and 15), the Company has exposure for certain legal and tax matters for which management believes it is currently not possible to estimate the impact, if any, which the ultimate resolution of these matters will have on the Company's financial position or cash flows.

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

                                                       THE WALT DISNEY COMPANY
                                               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(continued)

      We applied what we believe to be the most appropriate valuation methodologies for each of the reporting units. If we had established different reporting units or utilized different valuation methodologies the impairment test results could differ.

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
Although their ultimate resolution may require additional cash tax payments the Company does not anticipate any material earnings impact from these matters.

Accounting Changes

      In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 requires a guarantor to recognize a liability, at the inception of the guarantee, for the fair value of obligations it has undertaken in issuing the guarantee and also requires more detailed disclosures with respect to guarantees. FIN 45 is effective for guarantees issued or modified starting January 1, 2003 and requires additional disclosures for existing guarantees. The adoption of FIN 45 did not have a material impact on the Company's results of operations or financial position. The Company has provided additional disclosure with respect to guarantees in Note 14 to the Condensed Consolidated Financial Statements.

                                                       THE WALT DISNEY COMPANY
                                               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(continued)

      EITF No. 00-21, Revenue Arrangements with Multiple Deliverables (EITF 00-21) becomes effective in the fiscal fourth quarter.
This new accounting rule addresses revenue recognition for revenues derived from a single contract that contains multiple products or services. The rule provides additional requirements as to when such revenues may be recorded separately for accounting purposes.
Historically, the Company has recognized the NFL broadcast portion of ESPN's affiliate revenue when the NFL games were aired, as
ESPN's affiliate contracts provided a basis for allocating such revenue between NFL and non-NFL programming. Under separate accounting rules, the cost of the NFL rights has also been recognized as the games were aired. Accordingly, the Company has recognized both the NFL revenues and NFL costs in the quarters the games were aired.

      Under EITF 00-21's requirements for separating the revenue elements of a single contract, the Company will no longer be allocating ESPN's affiliate revenue between NFL and non-NFL programming for accounting purposes. As a consequence, the Company will no longer be able to match NFL revenue with NFL costs as all ESPN affiliate revenue (including the NFL portion) will be recognized ratably throughout the year, while NFL contract costs must continue to be recognized in the quarters the games are aired. This accounting change impacts only the timing of revenue recognition and has no impact on cash flow. As a result of this change, the
Media Networks segment will report significantly reduced revenue and profitability in the first fiscal quarter when the majority of the NFL games are aired, with commensurately increased revenues and profits in the second and third fiscal quarters. The impact on the fourth fiscal quarter is less significant due to the fewer number of games.

      The Company is electing to adopt this new accounting rule using the cumulative effect approach. In the fourth quarter, the
Company will record an after-tax charge of $71 million for the cumulative effect of a change in accounting as of the beginning of fiscal year 2003. This amount represents the revenue recorded for NFL games in the fourth quarter of fiscal year 2002 which would have been recorded ratably over fiscal 2003 under the new accounting method. The following table shows the effect on the first three quarters of fiscal year 2003 had the Company been on this new accounting method.

                                   Three Months Ended     Three Months Ended     Three Months Ended      Nine Months Ended
                                   December 31, 2002        March 31, 2003          June 30, 2003          June 30, 2003
                                ------------------------  --------------------   --------------------  ---------------------
                                 Net Income     EPS¹       Net Income   EPS¹      Net Income   EPS¹     Net Income    EPS¹
                                ------------ -----------  ------------ -------   ----------- --------  ------------ --------
   As reported                 $     256    $    0.13    $     229    $  0.11   $     400   $  0.19   $     885    $  0.43
   Cumulative effect of
     accounting change               (71)       (0.03)          --         --          --        --         (71)     (0.03)
   Quarterly impact of
     accounting change              (149)       (0.07)          85       0.04         102      0.05          38       0.02
                                ------------ -----------  ------------ -------   ----------- -------   ------------ --------
   As adjusted                 $      36    $    0.02    $     314    $  0.15   $     502   $  0.24   $     852    $  0.41
                                ============ ===========  ============ =======   =========== ========  ============ ========

    ¹ EPS amounts are based on diluted shares outstanding
      EPS amounts may not add due to rounding

      The net impact for the new accounting method in the fourth quarter of fiscal 2003 is not expected to be significant. The increase in revenues and net income in the fourth quarter of 2003 from the new accounting method's ratable recognition of affiliate revenue throughout the year (for NFL games aired in the fourth quarter of fiscal 2002 and first quarter of fiscal 2003) will be offset by the impact of not recognizing NFL revenues that, under the historical method, the Company would have recorded in the fourth quarter of fiscal 2003 as the games are aired.

                                                       THE WALT DISNEY COMPANY
                                               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(continued)

      FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46) becomes applicable in the Company's fiscal fourth quarter. Variable interest entities (VIEs) are entities that lack sufficient equity or whose equity holders lack adequate decision making ability based on criteria set forth in the interpretation. All of a company's VIEs must be evaluated under methods prescribed by this interpretation to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes.

      The Company has equity interests in certain entities, including Euro Disney, that are currently not consolidated, but under current rules are accounted for under the equity method of accounting. For certain of these entities, the Company holds variable interests, such as management contracts, license agreements, leases or other arrangements. These entities may be considered VIEs under FIN 46, and it is possible that the Company may be required to consolidate certain of these entities when FIN 46 becomes applicable in our fourth quarter. The Company is currently in the process of analyzing these entities to determine if they are VIEs and, if so, whether the Company is the primary beneficiary in which case consolidation would be required. The Company believes that any additional liabilities recognized as a result of consolidating any VIEs would not represent additional claims on the general assets of the Company; rather, they would represent claims against the additional assets recognized by the Company as a result of consolidating the VIEs. Conversely, we believe that any additional assets recognized as a result of consolidating any VIEs would not represent additional assets of the Company that could be used to satisfy claims against the Company's general assets.

      In April 2003, the FASB issued FASB Statement No. 149 (SFAS 149), Amendment of Statement 133 on Derivative Instruments and
Hedging Activities (SFAS 133). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company does not expect the adoption of SFAS 149 in the fiscal fourth quarter of 2003 will be material to the Company's results of operation or financial position.

      In May 2003, the FASB issued FASB Statement No. 150 (SFAS 150), Accounting for Certain Financial Instruments with
Characteristics of both Liabilities and Equity. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Company does not expect the adoption of SFAS 150 is the fiscal fourth quarter of 2003 will be material to the Company's results of operation or financial position.

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

Value at Risk

      Value-at-Risk (VAR) on a combined basis increased from $33 million at September 30, 2002 to $65 million at June 30, 2003. The majority of this increase is in interest rate sensitive instruments, due to the fact that the Company has taken advantage of the current low interest rate environment by replacing variable rate debt with fixed-rate debt obligations. The market value of fixed-rate debt is more sensitive to changes in interest rates than floating-rate debt and accordingly, is driving the increase in the VAR.

      The Company utilizes a VAR model to determine the maximum potential one-day loss in the fair value of its interest rate, foreign exchange and qualifying equity sensitive financial instruments. The VAR model estimates were made assuming normal market conditions and a 95% confidence level. Various modeling techniques can be used in a VAR computation. The Company's computations are based on the interrelationships between movements in various interest rates, currencies and equity prices (a "variance/co-variance"
technique). These interrelationships were determined by observing interest rate, foreign currency and equity market changes over the preceding quarter for the calculation of VAR amounts at June 30, 2003 and over each of the three quarters for the calculation of average VAR amounts during the nine months ended June 30, 2003. The model includes all of the Company's debt as well as all interest rate and foreign exchange derivative contracts and qualifying equity investments. The values of foreign exchange options do not change on a one-to-one basis with the underlying currencies, as exchange rates vary. Therefore, the hedge coverage assumed to be obtained from each option has been adjusted to reflect its respective sensitivity to changes in currency values. Forecasted transactions, firm commitments and receivables and accounts payable denominated in foreign currencies, which certain of these instruments are intended to hedge, were excluded from the model.

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

                                         Interest Rate       Currency Sensitive      Equity Sensitive
                                      Sensitive Financial         Financial             Financial           Combined
                                          Instruments            Instruments           Instruments         Portfolio
                                     ---------------------  ---------------------  --------------------  --------------

VAR as of June 30, 2003                      $65                    $13                     $1                 $65

Average VAR during the nine
  months ended June 30, 2003                 $49                    $13                     $1                 $49

VAR as of September 30, 2002                 $39                    $15                     $1                 $33

FORWARD LOOKING STATEMENTS

      The Private Securities Litigation Reform Act of 1995 (the Act) provides a safe harbor for "forward-looking statements" made by or on behalf of the Company. We may from time to time make written or oral statements that are "forward-looking" including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to our shareholders. All statements that express expectations and projections with respect to future matters may be affected by changes in the Company's strategic direction, as well as by developments beyond the Company's control. For an enterprise as large and complex as the Company, a wide range of factors could materially affect future developments and performance. These factors may include international, political, health concern and military developments that may affect travel and leisure businesses generally; changes in domestic and global economic conditions that may, among other things, affect the international performance of the Company's theatrical and home video releases, television programming and consumer products; regulatory and other uncertainties associated with the Internet and other technological developments; and the launching or prospective development of new business initiatives.
Additional factors are set forth in the Company's Annual Report on Form 10-K for the year ended September 30, 2002 under the heading
"Factors that may affect forward-looking statements." All forward-looking statements are made on the basis of management's views and assumptions, as of the time the statements are made, regarding future events and business performance. There can be no assurance, however, that our expectations will necessarily come to pass. The Company does not undertake any duty to update its disclosure relating to forward looking matters.

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

       Based on their evaluation as of June 30, 2003, the principal executive officer and principal financial officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the
Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

       (b) Changes in Internal Controls. There were no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the
Company's internal control over financial reporting.

                                                     PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

      Stephen Slesinger, Inc. v. The Walt Disney Company. In this lawsuit, filed on February 27, 1991, the plaintiff claims that a
Company subsidiary defrauded it and breached a 1983 licensing agreement with respect to certain Winnie the Pooh properties, by failing to account for and pay royalties on revenues earned from the sale of Winnie the Pooh movies on videocassette and from the exploitation of Winnie the Pooh merchandising rights. The plaintiff seeks damages for the licensee's alleged breaches as well as confirmation of the plaintiff's interpretation of the licensing agreement with respect to future activities. The plaintiff also seeks the right to terminate the agreement on the basis of the alleged breaches. The Company disputes that the plaintiff is entitled to any damages or other relief of any kind, including termination of the licensing agreement. If each of the plaintiff's claims were to be confirmed in a final judgment, damages as argued by the plaintiff could total as much as several hundred million dollars and adversely impact the value to the Company of any future exploitation of the licensed rights. However, given the number of outstanding issues and the uncertainty of their ultimate disposition, management is unable to predict the magnitude of any potential determination of the plaintiff's claims. On May 19, 2003, the United States District Court for the Central District of California
dismissed certain claims and remanded the matter to the Los Angeles Superior Court from which it had been removed. Pre-trial proceedings continue in the state court.

      Milne and Disney Enterprises, Inc. v. Stephen Slesinger, Inc. On November 5, 2002, Clare Milne, the granddaughter of A. A.
Milne, author of the Winnie the Pooh books, and the Company's subsidiary Disney Enterprises, Inc., filed a complaint against Stephen
Slesinger, Inc. ("SSI") in the United States District Court for the Central District of California. On November 4, 2002, Ms. Milne
served notices to SSI and the Company's subsidiary terminating A. A. Milne's prior grant of rights to Winnie the Pooh, effective
November 5, 2004, and granted all of those rights to the Company's subsidiary. In their lawsuit, Ms. Milne and the Company's subsidiary seek a declaratory judgment, under United States copyright law, that Ms. Milne's termination notices were valid; that
SSI's rights to Winnie the Pooh in the United States will terminate effective November 5, 2004; that upon termination of SSI's rights in the United States, the 1983 licensing agreement that is the subject of the Stephen Slesinger, Inc. lawsuit described above will terminate by operation of law; and that, as of November 5, 2004, SSI will be entitled to no further royalties for uses of
Winnie the Pooh. In January 2003, SSI filed (a) an answer denying the material allegations of the complaint and (b) counterclaims seeking a declaration (i) that Ms. Milne's grant of rights to Disney Enterprises, Inc. is void and unenforceable and (ii) that
Disney Enterprises, Inc. remains obligated to pay SSI royalties under the 1983 licensing agreement. SSI also filed a motion to dismiss the complaint or, in the alternative, for summary judgment. On May 8, 2003, the Court ruled that Milne's termination notices are invalid and dismissed SSI's counterclaims as moot. Following further motions, on August 1, 2003, SSI filed an amended answer and counterclaims and a Third-party complaint against Harriet Hunt (heir to E.H. Shepard, illustrator of the original Winnie the Pooh stories), who had served a notice of termination and a grant of rights similar to Ms. Milne's.

      Kohn v. The Walt Disney Company et al. On August 15, 2002, Aaron Kohn filed a class action lawsuit against the Company, its
Chief Executive Officer and its Chief Financial Officer in the United States District Court for the Central District of California
on behalf of a putative class consisting of purchasers of the Company's common stock between August 15, 1997 and May 15, 2002.
Subsequently, at least nine substantially identical lawsuits were also filed in the same court, each alleging that the defendants violated federal securities laws by not disclosing the pendency and potential implications of the Stephen Slesinger, Inc. lawsuit described above prior to the Company's filing of its quarterly report on Form 10-Q in May 2002. The plaintiffs claim that this alleged nondisclosure constituted a fraud on the market that artificially inflated the Company's stock price, and contend that a decline in the stock price resulted from the May 2002 disclosure. The plaintiffs seek compensatory damages and/or rescission for themselves and all members of their defined class. On December 10, 2002, plaintiffs' motion to consolidate the related actions into a single case was granted, and their motion for appointment of lead plaintiffs and counsel was granted on February 21, 2003. On or about April 7, 2003, plaintiffs filed a consolidated amended class action complaint and on May 22, 2003, defendants moved to dismiss the complaint.

                                                     PART II. OTHER INFORMATION

      Item 1.  Legal Proceedings - (continued)

      In re The Walt Disney Company Derivative Litigation. William and Geraldine Brehm and 13 other individuals filed an amended and consolidated complaint on May 28, 1997 in the Delaware Court of Chancery seeking, among other things, a declaratory judgment against each of the Company's directors as of December 1996 that the Company's 1995 employment agreement with its former president,
Michael S. Ovitz, was void, or alternatively that Mr. Ovitz's termination should be deemed a termination "for cause" and any severance payments to him forfeited. On October 8, 1998, the Delaware Court of Chancery dismissed all counts of the amended complaint. Plaintiffs appealed, and on February 9, 2000, the Supreme Court of Delaware affirmed the dismissal but ruled also that plaintiffs should be permitted to file an amended complaint in accordance with the Court's opinion. The plaintiffs filed their amended complaint on January 3, 2002. On February 6, 2003, the Company's directors' motion to dismiss the amended complaint was converted by the Court to a motion for summary judgment and the plaintiffs were permitted to take discovery. The Company and its directors answered the amended complaint on April 1, 2003. On May 28, 2003, the Court (treating as a motion to dismiss the motion for summary judgment into which it had converted the original motion on February 6, 2003) denied the director's motion to dismiss the amended complaint. The parties are conducting discovery.

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

                                              PART II. OTHER INFORMATION (continued)

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits

    See Index of Exhibits.

(b) Reports on Form 8-K

    The following current reports on Form 8-K were filed by the Company during the Company's third fiscal quarter:

    (1)   Current report on Form 8-K dated April 14, 2003, reporting the issuance of the Company's 2.125% convertible senior notes due 2023

    (2)   Current report on Form 8-K dated May 1, 2003, including (a) the Company's earnings release for the fiscal quarter ended March 31, 2003, and (b) the text of the conference call concerning the earnings release

                                                              SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                THE WALT DISNEY COMPANY
                                                                --------------------------------------------------------
                                                                                       (Registrant)

                                                     By:
                                                                /s/ THOMAS O. STAGGS
                                                                --------------------------------------------------------
                                                                (Thomas O. Staggs, Senior Executive Vice President
                                                                and Chief Financial Officer)

August 14, 2003
Burbank, California

                                                          INDEX OF EXHIBITS

Number and Description of Exhibit                                       Document Incorporated by Reference from a
                                                                        Previous Filing or Filed Herewith, as
(Numbers Coincide with Item 601 of Regulation S-K)                      Indicated below
-----------------------------------------------------------------       --------------------------------------------

(31(a))    Rule 13a-14(a) Certification of Chief Executive Officer      Filed Herewith
           of the Company in accordance with Section
           302 of the Sarbanes-Oxley Act of 2002

(31(b))    Rule 13a-14(a) Certification of Chief Financial Officer      Filed Herewith
           of the Company in accordance with Section
           302 of the Sarbanes-Oxley Act of 2002

(32(a))    Section 1350 Certification of Chief Executive Officer        Furnished
           of the Company in accordance with Section
           906 of the Sarbanes-Oxley Act of 2002*

(32(b))    Section 1350 Certification of Chief Financial Officer        Furnished
           of the Company in accordance with Section
           906 of the Sarbanes-Oxley Act of 2002*

* A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the
Company and furnished to the Securities and Exchange Commission or its staff upon request.