Form 10-K
period 2003-09-30
WALT DISNEY CO/
filed 2003-12-12
CIK 1001039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2003

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes     ✓     No

      Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [     ]
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes     ✓     No
      The aggregate market value of common stock held by non-affiliates (based on the closing price on the last business day of the registrant’s most recently completed second fiscal quarter as reported on the New York Stock Exchange-Composite Transactions) was $34.8 billion. All executive officers and directors of the registrant and all persons filing a Schedule 13D with the Securities and Exchange Commission in respect to registrant’s common stock have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.
      There were 2,045,364,299 shares of common stock outstanding as of December 5, 2003.

Documents Incorporated by Reference

      Certain information required for Part III of this report is incorporated herein by reference to the proxy statement for the 2004 annual meeting of the Company’s shareholders.

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

      Information on revenues, operating income, identifiable assets and supplemental revenue of the Company’s business segments and by geographical area appears in Note 1 to the Consolidated Financial Statements included in Item 8 hereof. The Company employed approximately 112,000 people as of September 30, 2003.

MEDIA NETWORKS

Domestic Broadcast Television and Radio Networks

      The Company operates the ABC Television Network, which as of September 30, 2003 had 226 primary affiliated stations operating under agreements reaching 99% of all U.S. television households. The ABC Television Network broadcasts programs in “dayparts” as follows: early morning, daytime, late night, prime time, news, children and sports.

      We also operate the ABC Radio Networks, which provide programming to more than 4,800 affiliated radio stations reaching approximately 127 million domestic listeners weekly. The ABC Radio Networks produce and distribute to affiliates a variety of programs and formats, including ABC News Radio and other news network programming, syndicated talk and music programs, ABC Sports programming and 24-hour music formats. In addition, the ABC Radio Networks produce Radio Disney, a 24-hour music and talk format intended to appeal to children and their parents. Radio Disney is carried in 57 markets, covering more than 61 percent of the U.S. market. ABC Radio Networks also distributes the ESPN Radio format, which is carried on more than 700 stations, including 238 full-time (five of which are owned by the Company), making it the largest radio sports network in the United States.

      Generally, the television and radio networks produce their own programs or acquire broadcast rights from other producers for network programming, and pay varying amounts of compensation to affiliated stations for broadcasting the programs and commercial announcements included therein. Network operations derive substantially all of their revenues from the sale to advertisers of time in network programs for commercial announcements. The ability to sell time for commercial announcements and the rates received are primarily dependent on the size and nature of the audience that the network can deliver to the advertiser as well as overall advertiser demand for time on network broadcasts.

Domestic Broadcast Television and Radio Stations

      We own nine very high frequency (VHF) television stations, five of which are located in the top ten markets in the United States; one ultra high frequency (UHF) television station; 52 standard AM radio stations; and 20 FM radio stations. Our television stations, all of which are affiliated with the ABC Television Network, reach 24% of the nation’s television households, calculated using the multiple ownership rules of the Federal Communications Commission (FCC).

      Of the Company’s 41 owned radio stations located in the top 20 U.S. advertising markets, 24 carry predominantly locally originated music and talk programming, 13 carry the Radio Disney format and four carry the ESPN Radio format. Of the Company’s 31 radio stations in the non-top-20 markets, 28 carry the Radio Disney format. Our radio stations reach 16 million people weekly in the top 20 United States advertising markets.

      Markets, frequencies and other station details are set forth in the following tables:

			Television
			Market
Market	TV Station	Channel	Ranking(1)

New York, NY	WABC-TV	7	1
Los Angeles, CA	KABC-TV	7	2
Chicago, IL	WLS-TV	7	3
Philadelphia, PA	WPVI-TV	6	4
San Francisco, CA	KGO-TV	7	5
Houston, TX	KTRK-TV	13	11
Raleigh-Durham, NC	WTVD-TV	11	29
Fresno, CA	KFSN-TV	30	57
Flint, MI	WJRT-TV	12	64
Toledo, OH	WTVG-TV	13	68

			Radio
	Radio		Market
Market	Station	Frequency	Ranking(2)

New York, NY	WABC	AM	1
New York, NY	WPLJ	FM	1
New York, NY	WEPN	AM	1
Los Angeles, CA	KABC	AM	2
Los Angeles, CA	KSPN	AM	2
Los Angeles, CA	KDIS	AM	2
Los Angeles, CA	KLOS	FM	2
Chicago, IL	WLS	AM	3
Chicago, IL	WMVP	AM	3
Chicago, IL	WRDZ	AM	3
Chicago, IL	WZZN	FM	3
San Francisco, CA	KGO	AM	4
San Francisco, CA	KSFO	AM	4
San Francisco, CA	KMKY	AM	4
Dallas-Fort Worth, TX	WBAP	AM	5
Dallas-Fort Worth, TX	KMKI	AM	5
Dallas-Fort Worth, TX	KMEO	FM	5
Dallas-Fort Worth, TX	KSCS	FM	5
Dallas-Fort Worth, TX	KESN	FM	5
Philadelphia, PA	WWJZ	AM	6
Houston, TX	KMIC	AM	7
Washington, D.C.	WMAL	AM	8
Washington, D.C.	WRQX	FM	8
Washington, D.C.	WJZW	FM	8
Boston, MA	WMKI	AM	9
Detroit, MI	WJR	AM	10
Detroit, MI	WDVD	FM	10
Detroit, MI	WDRQ	FM	10
Atlanta, GA	WDWD	AM	11
Atlanta, GA	WKHX	FM	11
Atlanta, GA	WYAY	FM	11
Miami, FL	WMYM	AM	12

			Radio
			Market
Market	Radio Station	Frequency	Ranking(2)

Seattle, WA	KKDZ	AM	14
Phoenix, AZ	KMIK	AM	15
Minneapolis, MN	KDIZ	AM	16
Minneapolis, MN	KQRS	FM	16
Minneapolis, MN	KXXR	FM	16
Minneapolis, MN	WGVX	FM	16
Minneapolis, MN	WGVY	FM	16
Minneapolis, MN	WGVZ	FM	16
St. Louis, MO	WSDZ	AM	20
Tampa, FL	WWMI	AM	21
Denver, CO	KDDZ	AM	22
Pittsburgh, PA	WEAE	AM	23
Portland, OR	KDZR	AM	24
Portland, OR	KKSL	AM	24
Cleveland, OH	WWMK	AM	25
Sacramento, CA	KIID	AM	27
Kansas City, MO	KPHN	AM	29
San Antonio, TX	KRDY	AM	31
Salt Lake City, UT	KWDZ	AM	32
Milwaukee, WI	WKSH	AM	33
Providence, RI	WDDZ	AM	34
Charlotte, NC	WGFY	AM	37
Orlando, FL	WDYZ	AM	38
Norfolk, VA	WHKT	AM	40
Norfolk, VA	WPMH	AM	40
Indianapolis, IN	WRDZ	FM	41
New Orleans, LA	WBYU	AM	44
West Palm Beach, FL	WMNE	AM	47
Hartford, CT	WDZK	AM	49
Jacksonville, FL	WBWL	AM	50
Louisville, KY	WDRD	AM	55
Richmond, VA	WDZY	AM	56
Albany, NY	WDDY	AM	64
Tulsa, OK	KMUS	AM	65
Albuquerque, NM	KALY	AM	71
Fremont, OH	WFRO	AM	82
Little Rock, AR	KDIS	FM	85
Mobile, AL	WQUA	FM	93
Wichita, KS	KQAM	AM	95
Flint, MI	WFDF	AM	125

(1)	Based on Nielsen Media Research, U.S. Television Household Estimates, January 1, 2003

(2)	Based on 2003 Arbitron Radio Market Rank

Cable/ Satellite Networks and International Broadcast Operations

      Our cable/satellite and international broadcast operations are principally involved in the distribution of television programming, the licensing of programming to domestic and international markets and investing in foreign television broadcasting, production and distribution entities.

      Cable properties, the Company’s ownership percentage and subscribers are set forth in the following table:

		Subscribers
Property	Ownership %	(in millions)

ESPN	80.0	88
ESPN2	80.0	86
ESPN Classic	80.0	49
ESPNEWS	80.0	39
Disney Channel	100.0	83
International Disney Channels	100.0	20
Toon Disney	100.0	41
SOAPnet	100.0	33
ABC Family Channel	100.0	86
Fox Kids Europe	76.0	33
Fox Kids Latin America	100.0	12
A&E	37.5	87
The History Channel	37.5	85
The Biography Channel	37.5	18
History International	37.5	18
A&E International	37.5	47
Lifetime Television	50.0	87
Lifetime Movie Network	50.0	40
Lifetime Real Women	50.0	5
E! Entertainment Television	39.6	83
Style	39.6	27

      The Company has various other international investments in addition to the cable properties listed in the above table.

      ESPN. ESPN, Inc. operates four domestic television sports networks: ESPN, ESPN2, ESPN Classic and ESPNEWS, which is a stand-alone network or a wraparound service for some regional sports networks. In March 2003, ESPN launched ESPN HD, a high-definition television simulcast service of ESPN. ESPN, Inc. owns, has equity interests in, or has distribution agreements with 25 international networks, reaching households in more than 140 countries and territories. International networks include ESPN STAR Sports joint venture, which delivers sports programming throughout most of Asia, and CTV Specialty Television, Inc. (formerly NetStar), which owns The Sports Network, Le Réseau des Sports, ESPN Classic Canada, the NHL Network and Discovery Canada, among other media properties in Canada.

      ESPN also has several other brand extensions, including ESPN.com, the leading Internet sports content provider; ESPN Regional Television; ESPN Radio, which is distributed through the ABC Radio Networks; ESPN The Magazine; SportsTicker, the leading supplier of real-time sports news and scores; BASS, the largest fishing organization in the world; ESPN Enterprises, which develops consumer products, and the ESPN Zone sports-themed dining and entertainment facilities which are managed by Disney Regional Entertainment and included in the Parks and Resorts segment. ESPN also provides content for newer technologies such as broadband, wireless, and video-on-demand.

      Disney Channel. Disney Channel is a cable and satellite television service. New shows developed for initial exhibition on Disney Channel include comedy, adventure, animated and educational series, as well as original movies and documentaries. The balance of the programming consists of products acquired from third parties and products from our owned theatrical film and television programming library.

      Disney Channel also reaches outside of the United States of America via its international operations. Programming consists primarily of the Company’s theatrical film and television programming library, and products acquired from third parties and locally produced programming. We continue to explore the development of Disney Channel in other countries around the world.

      International Disney Channels, and launch dates are set forth in the following table:

Channel	Launch Date

Taiwan	March 1995
UK	October 1995
Australia	June 1996
Malaysia(1)	October 1996
France	March 1997
Middle East	April 1997
Spain	April 1998
Italy	October 1998
Germany	October 1999
Philippines(1)	January 2000
Singapore(1)	February 2000
Brunei(1)	February 2000
North Latin America(2)	July 2000
South Latin America(2)	July 2000
Brazil	April 2001
Portugal	November 2001
South Korea(1)	March 2002
Indonesia(1)	July 2002
Sweden	February 2003
Norway	February 2003
Denmark	February 2003
Japan	November 2003

(1)	Represents feed extensions from the Asia regional channel.

(2)	Represents feed extensions from the Latin America regional channel.

      Toon Disney. Toon Disney was launched in 1998 and is intended to appeal to children and features an array of family-friendly, predominantly animated programming from third parties and the Disney library.

      SOAPnet. SOAPnet was launched in January 2000 and offers a wide variety of soap opera and related programming 24 hours a day, seven days a week. SOAPnet’s primetime schedule features same-day repeat telecasts of the top-rated ABC Daytime series All My Children, General Hospital, One Life to Live and Port Charles. The service also airs the popular Ryan’s Hope and Another World and such serial dramas as Knots Landing, Dynasty and Dallas, as well as an original soap news series, SoapCenter, and the daily Emmy Award-nominated talk show, Soap Talk.

      ABC Family. In October 2001, the Company acquired Fox Family Worldwide, Inc., which was renamed ABC Family Worldwide, Inc. ABC Family operates the ABC Family Channel, a television programming service, Fox Kids Europe, and Fox Kids Latin America. ABC Family Channel programming consists of product acquired from third parties and the ABC Television Network and products from our owned theatrical film library along with original programming. Original programming includes romantic comedy movies, reality series, scripted half-hour comedies, entertainment specials and kid action series.

      A&E. The A&E Television Networks are television programming services devoted to cultural and entertainment programming. The networks include A&E, A&E International, The History Channel, History International, a network that provides viewers with a window into non-U.S. perspectives, and The Biography Channel, launched in 1998, which is dedicated to exploration of the lives of exceptional people.

      Lifetime. Lifetime Entertainment Services owns Lifetime Television, which is devoted to women’s lifestyle programming. During 1998, Lifetime launched the Lifetime Movie Network, a 24-hour channel. Lifetime Real Women is Lifetime Television’s other sister channel. In April 2003, Lifetime magazine, a joint venture between The Walt Disney Company and The Hearst Corporation, was launched.

      E! Entertainment. E! Entertainment Television is a television programming service focused on the entertainment world. E! Entertainment Television also launched a sister channel, Style, in 1998, a 24-hour television service devoted to style, beauty and home design.

      The Company’s share of the financial results of the cable/satellite and international broadcast services, other than Disney Channel, ESPN, Inc., Toon Disney, SOAPnet and ABC Family, is reported under the heading “Equity in the income of investees” in the Company’s Consolidated Statements of Income.

Television Production and Distribution

      We also develop and produce television programming for distribution to global broadcasters and cable and satellite operators, including the major television networks, Disney Channel and other cable and satellite networks, under the Buena Vista Television, Buena Vista Production, Touchstone Television and Walt Disney Television labels. Program development is carried out in collaboration with a number of independent writers, producers and creative teams, with a focus on the development, production and distribution of half-hour comedies and one-hour dramas for network primetime broadcast. The one-hour drama Alias and the half-hour comedies My Wife and Kids, According to Jim, Scrubs (for NBC), 8 Simple Rules, Life With Bonnie, and Less Than Perfect were all renewed for the 2003/2004 television season. In addition, My Wife and Kids was sold into syndication. New primetime series that premiered in the fall of 2003 included half-hour comedies Hope & Faith and It’s All Relative, and the one-hour dramas 10-8 and Threat Matrix. Planned midseason shows include one-hour dramas Line of Fire and Kingdom Hospital. For the ABC Family Channel, the Company produces the successful children’s program, Power Ranger Ninja Storm, the latest version of the popular Power Rangers franchise.

      Under the Walt Disney Television and Buena Vista Television labels the Company develops and produces animated children’s television programming for distribution to global broadcasters, including Disney Channel, the ABC Television Network, and other cable broadcasters.

      The fall 2003 season on Disney Channel sees the return of Disney’s Kim Possible with new episodes and a 7-day-per-week format, as well as the premiere of Disney’s Lilo & Stitch. Upcoming Disney Channel series premieres include Dave the Barbarian in January 2004. The 2003/2004 ABC Saturday morning television season returns under the name ABC Kids. ABC Kids is a line-up of animated and live-action series that includes Disney’s Recess, Disney’s Fillmore, and Disney’s Kim Possible, as well as Disney’s Lilo and Stitch which premiered in September 2003.

      The Company also licenses its animated television properties in a number of foreign television markets. In addition, we syndicate certain of our television programs abroad, including The Disney Club, a weekly series produced for foreign markets.

      The Company is also producing original television movies for The Wonderful World of Disney, which the ABC network airs on Saturday evenings.

      We also produce a variety of prime-time specials for exhibition on network television, as well as live-action syndicated programming, which includes Live! with Regis and Kelly and The Wayne Brady Show, daily talk shows, Ebert & Roeper, a weekly motion picture review program, and game shows such as Who Wants to Be a Millionaire.

Internet

      The Internet operations of the Media Networks segment develop, publish and distribute content for online services intended to appeal to broad consumer interest in sports, news, family and entertainment. Internet Web sites and products include ABC.com, ABCNEWS.com, ESPN.com and Enhanced TV. The Company’s Internet operations derive revenue from a combination of advertising and sponsorships, subscription services and e-commerce.

      ABC.com, is the official Web site of the ABC Television Network, while ABCNEWS.com draws on the knowledge and expertise of ABC News correspondents throughout the world. ABCNEWS.com provides subscription broadband services that provide on-demand access to leading ABC News shows, such as World News Tonight with Peter Jennings and Nightline, through alliances with AOL Broadband, Yahoo! and Real Networks.

      Enhanced TV provides interactive television programming and advertising services during ABC telecasts, such as Monday Night Football.

      ESPN.com delivers comprehensive sports news, information and video to millions of fans each month.

Competition

      The ABC Television Network, Disney Channel, ESPN, ABC Family Channel and our other broadcast and cable/satellite services compete for viewers primarily with other television networks, independent television stations and other video media such as cable and satellite television programming services, videocassettes and DVDs and the Internet. In the sale of advertising time, the broadcasting operations compete with other television networks, independent television stations, suppliers of cable/satellite services and other advertising media such as newspapers, magazines, billboards and the Internet. The ABC Radio Networks likewise compete with other radio networks and radio programming services, independent radio stations and other advertising media.

      The Company’s television and radio stations are in competition with other television and radio stations, cable and satellite television programming services, videocassettes, DVDs and other advertising media such as newspapers, magazines, billboards and the Internet. Competition occurs primarily in individual market areas. A television or radio station in one market generally does not compete directly with stations in other market areas.

      The growth in the cable/satellite industry’s share of viewers has resulted in increased competitive pressures for advertising revenues. In addition, the market place for the acquisition of sports and other programming continues to be competitive. The Company’s cable/satellite networks also face competition for carriage by cable and satellite service operators and distributors. The Company’s contractual agreements with cable and satellite operators are renewed or renegotiated from time to time in the ordinary course of business. A significant number of these arrangements will be up for renewal in the next 18 months. Consolidation in the cable and satellite distribution industry and other factors may adversely affect the Company’s ability to obtain and maintain contractual terms for the distribution of its various cable and satellite programming services that are as favorable as those currently in place.

      The Company’s Media Networks segment also competes for the acquisition of sports and other programming. The market for programming is very competitive, particularly the markets for sports programming. The Company currently has sports rights agreements with the four major professional sports organizations — the NFL, the NBA, MLB and the NHL — as well as for other sporting events, including, the events noted below.

      ABC Television Network

        NFL
        IRL including the Indianapolis 500
        College Football – PAC 10 and BIG 10
        College Football – ACC
        College Football – BIG 12 and BIG EAST
        Bowl Championship Series
        PGA Tour
        ISU Skating Events
        US Figure Skating
      ESPN and ESPN2/ ABC Television Network
        NHL
        NBA
      ESPN and ESPN2
        NFL
        MLB (regular season)
        ACC Basketball
        Big 10 Football
        Big 10 Basketball
        Big 12 Basketball
        Conference USA Basketball
        PGA Tour
        SEC Football
        SEC Basketball
        Big East Basketball
        Big East Football
        MLB Division Playoffs

      Events of this kind for which the Company secures right from third parties are an integral part of our programming strategy and, when combined with news and information and original programming, enable us to deliver a full complement of sports assets to our fans, advertisers and distributors.

      The Internet properties are in competition for users and advertising revenues with other sports, news, family and entertainment Internet web sites, as well as Internet web portals.

Federal Regulation

      Television and radio broadcasting are subject to extensive regulation by the FCC under Federal laws and regulations, including the Communications Act of 1934, as amended. Violation of FCC regulations can result in substantial monetary forfeitures, limited renewals of licenses and, in egregious cases, denial of license renewal or revocation of a license. FCC regulations that affect our Media Networks segment include the following:

•	Licensing of television and radio stations. Each of the television and radio stations we own must be licensed by the FCC. These licenses are granted for periods of up to eight years, and we must obtain renewal of licenses as they expire in order to continue operating the stations. We must also obtain FCC approval whenever we seek to have a license transferred in connection with the acquisition of a station. The FCC may decline to renew or approve the transfer of a license in certain circumstances. Although we have generally received such renewals and approvals in the past, there can be no assurance that we will always obtain necessary renewals and approvals in the future.

•	Television and radio station ownership limits. The FCC imposes limitations on the number of television stations and radio stations we can own in a specific market, on the combined number of television and radio stations we can own in a single market and on the aggregate percentage of the national audience that can be reached by television stations we own. As of September 30, 2003:

•	FCC regulations would have permitted us to own an additional television station in all of the 10 markets in which we have television stations, and we did not own more than one television station in any of those markets.

•	FCC regulations would have permitted our stations in the aggregate to reach 35% of the national audience (attributing UHF television stations with only 50% of the television households in their market). Our stations reached approximately 24% of the national audience calculated using the FCC’s attribution rule.

•	FCC regulations may in some cases impose restrictions on our ability to acquire additional radio or television stations in the markets in which we own radio stations, but we do not believe any such limitations are material to our current business plans.

      The FCC recently adopted changes to these rules that would generally permit entities to own more television and radio stations in some markets and allow a single entity to own television stations that in the aggregate reach a larger percentage of the total national audience. The effectiveness of the new rules has, however, been stayed by a federal court order, and Congress is considering a number of measures to repeal or prevent implementation of some or all of the new rules.

•	Dual networks. FCC rules currently prohibit any of the four major television networks – ABC, CBS, Fox and NBC – from being under common ownership or control. The new FCC rules, if implemented, would not modify this limitation.

•	Regulation of programming. The FCC regulates programming by, among other things, banning “indecent” programming and imposing restrictions and commercial time limits on political advertising. Federal legislation and FCC rules also limit the amount of commercial matter that may be broadcast during programming designed for children 12 years of age and younger and generally require a minimum of three hours per week of programming that has as a “significant purpose” meeting the educational and informational needs of children 17 years of age and younger. FCC rules also give television station owners the right to reject or refuse network programming in certain circumstances or to substitute programming that the licensee reasonably believes to be of greater local or national importance.

•	Cable and satellite carriage of broadcast television stations. With respect to cable systems located within a television station’s DMA, FCC rules require that every three years each television station elect either “must carry” status, pursuant to which cable operators must carry a local television station in the station’s market, or “retransmission consent” status, pursuant to which the cable operator is required to negotiate with the television station to obtain the consent of the television station for carriage of its signal. Under the Satellite Home Improvement Act, satellite carriers are permitted to retransmit a local television station’s signal into its local market with the consent of the local television station. If a satellite carrier elects to carry one local station in a market, the satellite carrier must carry the signals of all local television stations that also request carriage.

•	Digital television. FCC rules currently require full-power analog television stations, such as ours, to provide digital service on a second broadcast channel granted specifically for the phase-in of digital broadcasting. FCC rules also regulate digital broadcasting to ensure continued quality carriage of mandated free over-the-air program service. All of the Company’s stations have launched digital facilities and we are evaluating various options with respect to use of digital channels. All broadcasters are required to operate exclusively in digital mode and surrender the additional channel by December 31, 2006, but the FCC has the authority to extend this deadline in certain circumstances and is expected to do so in most markets because the number of households receiving a digital signal is not likely to exceed 85% by the deadline.

      The foregoing is a brief summary of certain provisions of the Communications Act and other legislation and of specific FCC rules and policies. This summary focuses on provisions material to our business. Reference should be made to the Communications Act, other legislation, FCC rules and public notices and rulings of the FCC for further information concerning the nature and extent of the FCC’s regulatory authority.

      FCC laws and regulations are subject to change, and the Company generally cannot predict whether new legislation, court action or regulations, or a change in the extent of application or enforcement of current laws and regulations, would have an adverse impact on our operations.

PARKS AND RESORTS

      The Company owns and operates the Walt Disney World Resort and Disney Cruise Line in Florida, the Disneyland Resort in California, ESPN Zone facilities in several states and Anaheim Sports in California. The Company manages and has an ownership interest in the Disneyland Resort Paris in France and Hong Kong Disneyland, which is under construction. The Company’s ownership interest in Disneyland Resort Paris and Hong Kong Disneyland is 39% and 43%, respectively. The Company also licenses the operations of both the Disneyland Resort Paris and Hong Kong Disneyland. The Company also licenses the operations of the Tokyo Disneyland Resort in Japan.

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

      The entire Walt Disney World destination resort is marketed through a variety of national, international and local advertising and promotional activities. Several attractions in each of the theme parks are sponsored by corporate participants.

      Magic Kingdom – The Magic Kingdom, which opened in 1971, consists of seven themed lands: Main Street USA, Adventureland, Fantasyland, Frontierland, Liberty Square, Mickey’s Toontown Fair and Tomorrowland. Each land provides a unique guest experience, featuring themed rides and attractions, live Disney character interaction, restaurants, refreshment areas and merchandise shops. Additionally, there are daily parades and a spectacular nighttime fireworks extravaganza.

      Epcot – Epcot, which opened in 1982, consists of two major themed areas: Future World and World Showcase. Future World dramatizes certain historical developments and addresses the challenges facing the world today through major pavilions devoted to showcasing science and technology improvements, communication, energy, transportation, using your imagination, life and health, nature and food production, the ocean environment, and space. World Showcase presents a community of nations focusing on the culture, traditions and accomplishments of people around the world. Countries represented with pavilions include the United States, Canada, China, France, Germany, Italy, Japan, Mexico, Morocco, Norway and the United Kingdom. Both areas feature themed rides and attractions, restaurants and merchandise shops.

      Disney-MGM Studios – The Disney-MGM Studios, which opened in 1989, consists of a theme park, an animation studio and a film and television production facility. The park centers on

Hollywood as it was during the 1930’s and 1940’s and features Disney animators at work and a backstage tour of the film and television production facilities in addition to other attractions, themed food service and merchandise facilities. The production facility consists of three sound stages, merchandise shops and a back lot area and currently hosts both feature film and television productions. Disney-MGM Studios also features Fantasmic!, a nighttime entertainment spectacular.

      Disney’s Animal Kingdom – Disney’s Animal Kingdom, which opened in 1998, consists of a 145-foot Tree of Life centerpiece surrounded by six themed areas: Dinoland U.S.A., Africa, Rafiki’s Planet Watch, Asia, Discovery Island and Camp Minnie — Mickey. Each themed area contains adventure attractions, entertainment shows, restaurants and merchandise shops. The park features more than 200 species of animals and 4,000 varieties of trees and plants on more than 500 acres of land.

      Resort Facilities – As of September 30, 2003, the Company owned and operated 16 resort hotels at the Walt Disney World Resort, with a total of approximately 20,000 rooms and 318,000 square feet of conference meeting space. In addition, Disney’s Fort Wilderness camping and recreational area offers approximately 800 campsites and 400 wilderness homes. Disney’s Pop Century Resort, a value priced resort hotel which will include buildings themed to different decades from the 1900’s to the 1990’s, is scheduled to open on December 14, 2003. The Pop Century Resort will add 2,880 rooms.

      The Disney Vacation Club (DVC) offers ownership interests in 6 resort facilities, located at the Walt Disney World Resort, as well as in Vero Beach, Florida, and Hilton Head Island, South Carolina. Disney’s Saratoga Springs Resort & Spa in Orlando, Florida is scheduled to begin a phased opening in May 2004. Available units at each facility are for sale under a vacation ownership plan and operated as rental property until the units are sold.

      Recreational amenities and activities available at the Walt Disney World Resort include five championship golf courses, miniature golf courses, full-service spas, tennis, sailing, water skiing, swimming, horseback riding and a number of other noncompetitive sports and leisure time activities. The resort also operates two water parks: Blizzard Beach and Typhoon Lagoon.

      We have also developed a 120-acre retail, dining and entertainment complex known as Downtown Disney, which consists of the Marketplace, Pleasure Island and West Side. In addition to more than 20 specialty retail shops and restaurants, the Downtown Disney Marketplace is home to the 50,000-square-foot World of Disney retail store featuring Disney-branded merchandise. Also featured is Once Upon a Toy, the fun new interactive store with Walt Disney World attraction toys and Hasbro games with a Disney twist. Pleasure Island, a nighttime entertainment center adjacent to the Downtown Disney Marketplace, includes restaurants, nightclubs and shopping facilities. Downtown Disney West Side is situated on 66 acres on the west side of Pleasure Island and includes a DisneyQuest facility, Cirque du Soleil and several retail, dining and entertainment operations.

      Disney’s Wide World of Sports, which opened in 1997, is a 200 acre sports complex providing professional caliber training and competition, festival and tournament events and interactive sports activities. The complex’s venues accommodate more than 30 different sporting events, including baseball, tennis, basketball, softball, track and field, football and soccer. Its 9,000-seat stadium is the spring training site for MLB’s Atlanta Braves. Additionally, the complex is the pre-season training site of the NFL’s 2003 Super Bowl Champion, Tampa Bay Buccaneers, and the NBA’s Orlando Magic. The Amateur Athletic Union hosts approximately 30 championship events per year at the facility.

      In the Downtown Disney Resort area, seven independently operated hotels are situated on property leased from the Company. These hotels have a capacity of approximately 3,700 rooms. Additionally, two hotels, the Walt Disney World Swan and the Walt Disney World Dolphin, with an aggregate capacity of approximately 2,300 rooms, are independently operated on property leased from the Company near Epcot.

      Nearing completion of development is Celebration, an innovative planned community that combines architecture, education, health and technology in ways intended to promote a strong sense of community. Founded in 1994, Celebration is home to more than 8,000 residents, public and private schools, a health facility, an 18-hole public golf course, a private university center, park and recreation areas and a town center featuring a variety of shops, restaurants and the Celebration Hotel.

Disneyland Resort

      The Company owns 450 acres and has under long-term lease an additional 56 acres of land in Anaheim, California. The Disneyland Resort includes two theme parks (Disneyland and Disney’s California Adventure), three hotels and a retail, dining and entertainment district designed to attract visitors for an extended stay.

      The entire Disneyland Resort is marketed through international, national and local advertising and promotional activities as a destination resort. A number of the attractions and restaurants at each of the theme parks are sponsored by other corporations through long-term agreements.

      Disneyland – Disneyland, which opened in 1955, consists of Main Street USA and seven principal areas: Adventureland, Critter Country, Fantasyland, Frontierland, New Orleans Square, Tomorrowland and Toontown. These areas feature themed rides and attractions, restaurants, refreshment stands and merchandise shops.

      Disney’s California Adventure – Disney’s California Adventure, which opened in 2001, is adjacent to Disneyland and includes four principal areas: Golden State, Hollywood Pictures Backlot, Paradise Pier and “a bug’s land”. These areas include rides, attractions, shows, restaurants, merchandise shops and refreshment stands.

      Resort Facilities – Disneyland Resort includes three Company-owned hotels: the 1,000-room Disneyland Hotel, 500-room Disney’s Paradise Pier Hotel and Disney’s Grand Californian Hotel, a deluxe 750-room hotel located adjacent to Disney’s California Adventure.

      The Resort also includes Downtown Disney, a themed 310,000 square foot outdoor complex of entertainment, dining and shopping venues, located adjacent to both Disneyland Park and Disney’s California Adventure.

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

      Disneyland Park, which opened in 1992, consists of Main Street and four principal themed areas: Adventureland, Discoveryland, Fantasyland and Frontierland. These areas include themed rides, attractions, shows, restaurants, merchandise shops and refreshment stands.

      Walt Disney Studios Park opened in March 2002 adjacent to Disneyland Park. The park takes guests into the worlds of cinema, animation and television and includes four principal themed areas: Front Lot, Animation Courtyard, Production Courtyard and Backlot. These areas each include themed rides, attractions, shows, restaurants, merchandise shops and refreshment stands.

      Development of the site also continues with the Val d’Europe project, a newly constructed planned community being built near Disneyland Resort Paris. The first two phases of the city of Val d’Europe include a town center, which consists of an international shopping center; a 150 room hotel; office, commercial and residential space; and a regional train station. These new developments are operated by third parties on land leased or purchased from Euro Disney. In July 2003 Euro Disney signed an agreement with a third party developer beginning the third phase of Val d’Europe. Included in this phase will be expansion of Disney Village and projects aimed at increasing Val d’Europe’s capacity to welcome new residents.

      In addition, several new on-site hotels opened in 2003 that are owned and operated by third party developers providing approximately 1,400 rooms. Agreements have been signed with additional third party developers to provide approximately 800 additional on-site hotel rooms and/or time share units over the next three years.

      Of the 4,800 acres comprising the site, 2,100 acres have been developed to date. The project is being developed pursuant to a 1987 master agreement between French governmental authorities and Euro Disney, a publicly held French company in which the Company currently holds a 39% equity interest and which is managed by a subsidiary of the Company. Euro Disney is obligated to pay the Company quarterly royalties on revenues generated by the Disneyland Resort Paris theme parks and management fees. As a result of Euro Disney’s financial difficulties, discussed in Note 4 to the Company’s Consolidated Financial Statements, certain fees for fiscal 2003 were waived, and the payment of fees for fiscal 2004 was deferred. The Company did not recognize waived fees for fiscal 2003 and likely will not recognize revenues from royalties and management fees in fiscal 2004. The financial results of the Company’s investment in Euro Disney are reported under the heading “Equity in the income of investees” in the Company’s Consolidated Statements of Income.

Hong Kong Disneyland

      In 1999, the Company and the Government of the Hong Kong Special Administrative Region signed a master project agreement for the development and operation of Hong Kong Disneyland. Phase I of the development, which will be located on 309 acres of land on Lantau Island, includes the Hong Kong Disneyland theme park and one or more hotels. Subject to the Government’s completion of infrastructure by specified target dates, Hong Kong Disneyland is currently targeted to open in 2005/2006. The master project agreement permits further phased buildout of the development under certain circumstances.

      Construction and operation of the project will be the responsibility of Hongkong International Theme Parks Limited, an entity in which the Hong Kong Government owns a 57% interest and a subsidiary of the Company owns the remaining 43%. A separate Hong Kong subsidiary of the Company is responsible for managing Hong Kong Disneyland. Based on the current exchange rate between the Hong Kong and U.S. dollars, the Company’s equity contribution obligation is limited to U.S. $316 million. As of September 30, 2003 the Company had contributed U.S. $73 million and the remaining $243 million is payable over the next three years. Once Hong Kong Disneyland commences operations, Company subsidiaries will be entitled to receive management fees and royalties in addition to the Company’s equity interest.

Tokyo Disney Resort

      Tokyo Disney Resort is located on approximately 494 acres of land, six miles east of downtown Tokyo, Japan. The resort includes two theme parks (Tokyo Disneyland and Tokyo DisneySea); two Disney-branded hotels; five independently operated hotels; several merchandise shops; and Ikspiari, a retail, dining and entertainment complex. The Company earns royalties on revenues generated by the Tokyo Disney Resort, which is owned and operated by Oriental Land Co., Ltd. (OLC), an unrelated Japanese corporation. OLC markets the Tokyo Disney Resort primarily through a variety of local, domestic and international advertising and promotional activities. Long-term corporate partners sponsor many of the theme park attractions.

      Tokyo Disneyland, which opened in 1983, was the first Disney theme park to open outside the United States. Tokyo Disneyland consists of seven principal areas: Adventureland, Critter Country, Fantasyland, Tomorrowland, Toontown, Westernland and World Bazaar.

      Tokyo DisneySea adjacent to Tokyo Disneyland, opened in 2001. The park is divided into seven unique “ports of call,” including Mediterranean Harbor, American Waterfront, Port Discovery, Lost River Delta, Mermaid Lagoon, Mysterious Island and Arabian Coast. The recent resort expansion also includes the addition of the 502-room Hotel MiraCosta, the 504-room Disney Ambassador Hotel, the Disney Resort Line monorail and the Bon Voyage merchandise location.

Disney Cruise Line

      Disney Cruise Line, which is operated out of Port Canaveral, Florida, is a cruise vacation line that includes two 85,000-ton ships, the Disney Magic and the Disney Wonder. Both ships cater to children, families and adults, with distinctly themed areas and activities for each group. Each ship features 877 staterooms, 73% of which are outside staterooms providing guests with ocean views. Each cruise vacation includes a visit to Disney’s Castaway Cay, a 1,000-acre private Bahamian island. The Company packages 3, 4 and 7 day cruise vacations with visits to the Walt Disney World Resort and also offers cruise-only options.

Disney Regional Entertainment

      Through the Disney Regional Entertainment group, the Company is building on the popularity of the ESPN brand with the ESPN Zone concept, which combines three interactive areas under one roof for a complete sports and entertainment experience: the Studio Grill, offering dining in an ESPN studio environment; the Screening Room, offering fans an exciting sports viewing environment; and the Sports Arena, challenging guests with a variety of interactive and competitive attractions. The Company currently operates eight ESPN Zone restaurants.

Walt Disney Imagineering

      Walt Disney Imagineering provides master planning, real estate development, attraction and show design, engineering support, production support, project management and other development services, including research and development for the Company’s operations.

Anaheim Sports, Inc.

      A Company subsidiary owns and operates the NHL’s 2003 Western Conference champions, the Mighty Ducks of Anaheim. Anaheim Sports, Inc. provides management services to the Mighty Ducks. In May 2003, the Company sold Anaheim Angels L.P., holder of the Anaheim Angels MLB franchise.

Seasonality and Competition

      All of the theme parks and the associated resort facilities are operated on a year-round basis. Historically, the theme parks and resort business experiences fluctuations in park attendance and resort occupancy resulting from the seasonal nature of vacation travel. Peak attendance and resort occupancy generally occur during the summer months when school vacations occur and during early-winter and spring holiday periods.

      The Company’s theme parks and resorts compete with all other forms of entertainment, lodging, tourism and recreational activities. The profitability of the leisure-time industry is influenced by various factors that are not directly controllable, such as economic conditions including business cycle and exchange rate fluctuations, travel industry trends, amount of available leisure time, oil and transportation prices and weather patterns. As a result, the Company’s theme park and resort operations were adversely affected during fiscal 2003 by significant reductions in domestic and international travel.

STUDIO ENTERTAINMENT

      The Studio Entertainment segment produces and acquires live-action and animated motion pictures, animated direct-to-video programming, musical recordings and live stage plays.

      The Company is an industry leader in the distribution of films (including its film and television library) to the theatrical, home entertainment, pay-per-view, video-on-demand, pay television and free-to-air television markets. Each of these markets is discussed in more detail below.

Theatrical Distribution

      Walt Disney Pictures and Television, a subsidiary of the Company, produces and acquires live-action motion pictures that are distributed primarily under the Walt Disney Pictures and Touchstone Pictures banners. Another subsidiary, Miramax Film Corp., acquires and produces motion pictures that are distributed under the Miramax and Dimension banners. The Company also produces and distributes animated motion pictures under the banner Walt Disney Pictures, and co-finances and distributes animated motion pictures developed in conjunction with Pixar, Inc. The Company’s relationship with Pixar is discussed in more detail below in the section labeled “Relationship with Pixar”.

      During fiscal 2004, we expect to distribute in domestic markets approximately 21 feature films under the Walt Disney Pictures and Touchstone Pictures banners and approximately 15 films under the Miramax and Dimension banners. These expected releases include several live-action family films and full-length animated films, with the remainder targeted to teenagers, families and/or adults. In addition, the Company periodically reissues previously released animated films. As of September 30, 2003, the Company had released 798 full-length live-action features (primarily color), 66 full-length animated color features, and approximately 539 cartoon shorts and 53 live action shorts under the Walt Disney Pictures, Touchstone Pictures, Hollywood Pictures, Miramax and Dimension banners.

      We distribute and market our filmed products principally through our own distribution and marketing companies in the United States and major foreign markets. Films released theatrically in the U.S. can be released theatrically in international territories simultaneously or generally up to six months later.

      The Company incurs significant marketing and advertising costs before and throughout the theatrical release of a film in an effort to generate public awareness of the film, to increase the public’s intent to view the film and to help generate significant operating income in the home entertainment and other ancillary markets. These costs are expensed as incurred, and therefore we typically incur losses in the theatrical markets on a film in any given quarter, including quarters before the theatrical release of the film.

Home Entertainment

      In the domestic market, we distribute home entertainment releases from each of our motion picture banners. In the international market, we distribute each of our motion picture banners both directly and through independent foreign distribution companies. In addition, we develop, acquire and produce original programming for direct-to-video release.

      The domestic and international home entertainment window typically starts four to six months after each theatrical release with the issuance of DVD and VHS versions of each title. Domestically, most titles are sold simultaneously to both “rentailers,” such as Blockbuster Inc., and retailers, such as Best Buy Co., Inc. Upon a title’s release, consumers are afforded the option to rent for a limited period of time typically, two to seven days, or purchase the titles outright (“sell-through”). Depending on consumer demand, certain titles may be released first exclusively to retailers and then to rentailers (“rental window”).

      In the international home entertainment market, titles are either released simultaneously in the rental and sell-through channels or with a rental window before sell-through, depending on local market regulations, DVD hardware penetration and DVD software demand.

      As of September 30, 2003, under the banners Walt Disney Pictures, Touchstone Pictures, Hollywood Pictures, Miramax and Dimension, 1,039 produced and acquired titles, including 848 live action titles and 191 cartoon shorts and animated features, were available to the domestic home entertainment marketplace and 2,295 produced and acquired titles, including 1,668 live action titles and 627 cartoon shorts and animated features, were available to the international home entertainment market.

Television Distribution

      Pay-Per-View: Generally about two months after the home entertainment window begins, the studio’s television distributor, Buena Vista Television, licenses titles to cable and satellite platforms for showing on a pay-per-view basis (PPV). PPV services, such as iN DEMAND and DirecTV, deliver one-time rentals electronically to consumers’ televisions at a price comparable to that of physical media rentals. Video on Demand (VOD) is an augmentation of PPV, and currently shares the PPV window. The PPV/ VOD window lasts generally about three months.

      Pay Television (Pay 1): Effective with theatrical releases beginning January 1, 2003, there are two pay windows. The first window is generally fifteen months in duration and follows the PPV/ VOD window. The Company has licensed to the Encore pay television services, over a multi-year period, exclusive domestic pay television rights to certain films released under the Walt Disney Pictures, Touchstone Pictures, Hollywood Pictures, Miramax and Dimension banners. In addition, the Company has licensed exclusive domestic pay television rights to certain films released under the Dimension banner to the Showtime pay television services over a multi-year period.

      Free Television (Free 1): Following the Pay 1 window is a free television window wherein telecasts are accessible to consumers without charge. This free window may last up to 84 months. Motion pictures are usually sold in the first free window on an ad hoc basis to major networks and basic cable services. The Company maintains only one output deal, with the ABC Network Television and its affiliates, covering branded live action and animated product broadcast in the Wonderful World of Disney slot.

      Pay Television 2 (Pay 2) and Free Television 2 (Free 2): In the U.S., Free 1 is generally followed by a twelve month Pay 2 window, included under our license arrangement with Encore, and finally by a second Free window (Free 2). The Free 2 window is a syndication window where films are licensed both to basic cable networks and to station groups, such as Tribune Co. Major packages of the Company’s feature films and animated television programming have been licensed for broadcast under multi-year agreements.

      International Television: The Company also licences its theatrical and television properties outside of the US. The typical windowing sequence is broadly consistent with the domestic cycle such that titles premiere on television in PPV/ VOD then air in pay TV before airing in free TV. Certain properties may then be re-licensed to one or more of the above windows. Windowing strategies are developed in response to local market practices and conditions, and the exact sequence and length of each window can vary country by country.

Audio Products and Music Publishing

      Walt Disney Records produces and distributes compact discs, audiocassettes and records, consisting primarily of soundtracks from animated films and read-along products, directed at the children’s market in the United States. We also license the creation of similar products throughout the rest of the world. Our Hollywood Records subsidiary, under the Hollywood Records and Buena Vista Records labels, develops, produces and markets recordings from new talent across the spectrum of popular music, as well as soundtracks from certain live-action motion pictures. We also own the Nashville-based music label Lyric Street Records.

      In addition, Walt Disney Records and Music Publishing commissions new music for the Company’s motion pictures and television programs, and records the songs and licenses the song copyrights to others for printed music, records, audiovisual devices and public performances.

Buena Vista Theatrical Group

      The Buena Vista Theatrical Group includes both Disney Theatrical Productions and Disney Live Family Entertainment.

      Disney Theatrical Productions develops, produces and licenses stage musicals. To date, the Company’s shows have included Beauty and the Beast, The Lion King and Elton John and Tim Rice’s Aida. The Company generally elects to produce its own shows in the United States, the United Kingdom and Australia and licenses its shows to local producers in other territories. As of September 30, 2003, Disney Theatrical Production had twelve productions running worldwide. Five new productions opening in fiscal 2004 include: Beauty and the Beast in Seoul in July 2004; The Lion King in Sydney in October 2003 and Holland in April 2004; and Aida in Essen in October 2003 and Osaka in December 2003.

      Through a license to Feld Entertainment, Disney Live Family Entertainment has seven shows of Disney on Ice, touring in more than 40 countries worldwide. Disney/ Pixar’s Monsters, Inc. opened in August 2003.

Relationship with Pixar

      The Company entered into a feature film agreement with Pixar in 1991, which resulted in the release of its first film with Pixar, Toy Story, in November 1995. In 1997, the Company extended its relationship with Pixar by entering into a co-production agreement, under which Pixar agreed to produce, on an exclusive basis, five original computer-animated feature films for distribution by the Company. Both parties agreed to co-finance and co-brand the films and share equally in the profits of each picture and any related merchandise or ancillary products, after the Company recovers all marketing and distribution costs. The first three films under the extension were A Bug’s Life, Monsters, Inc. and Finding Nemo. Pixar is currently in various stages of production on the final two films under the deal: The Incredibles and Cars. The Company is currently in negotiations with Pixar as to whether, and, if so, on what terms to continue their relationship.

Competition and Intellectual Property Protection

      The success of Studio Entertainment operations is heavily dependent upon public taste and preferences, which are unpredictable and subject to change. In addition, Studio Entertainment operating results fluctuate due to the timing and performance of releases in the theatrical, home entertainment and television markets. Release dates are determined by several factors, including competition and the timing of vacation and holiday periods.

      The Studio Entertainment businesses compete with all forms of entertainment. A significant number of companies produce and/or distribute theatrical and television films, exploit products in the home entertainment market, provide pay television programming services and sponsor live theater. We also compete to obtain creative and performing talents, story properties, advertiser support, broadcast rights and market share, which are essential to the success of our Studio Entertainment businesses.

      The Company’s ability to distribute and exploit its motion picture and television programming is affected by the strength and effectiveness of intellectual property protections in both the United States and abroad. Emerging technologies, regulatory limitations on intellectual property protection, lack of enforcement of protective laws in some jurisdictions and claims of intellectual property infringement all create risks and added costs that can adversely affect the operation and results of the Company’s Studio Entertainment operations, despite the Company’s strong efforts to protect its intellectual property rights throughout the United States and in other key markets. See further discussion under “Consumer Products – Competition and Intellectual Property Protection” below.

CONSUMER PRODUCTS

      The Consumer Products segment licenses the Company’s characters and other intellectual property to manufacturers, retailers, show promoters and publishers throughout the world. Character merchandising and publications licensing engages in promoting the Company’s films and television programs, as well as developing new properties. The Company also engages in retail, direct mail and online distribution of products based on the Company’s characters and films through the Disney Store, Disney Catalog and DisneyStore.com, respectively. We also publish books, magazines and comics worldwide; and produce and license computer software and video games for the entertainment market.

Character Merchandise and Publications Licensing

      The Company’s worldwide licensing effort is divided among three lines of business: Disney Hardlines which manages product categories such as food and beverages, home furnishings and electronics, stationary and personal care; Disney Softlines: which manages apparel, and Disney Toys. Through these lines of business, the Company earns royalties, which are usually based on a fixed percentage of the wholesale or retail selling price of the licensee’s products. The Company licenses characters from its film, television and other properties. Some of the major properties licensed by the Company include Mickey Mouse, Winnie the Pooh and Disney Princesses. The Company partners, both globally and regionally, with key strategic licensees that are experts in their particular merchandise category. Licensed character merchandise categories include apparel, toys, gifts, home furnishings and housewares, consumer electronics, stationery, sporting goods, food, beverage and packaged goods. The Company is also expanding its “direct-to-retail” relationships.

      Licensed publication categories include children’s books, continuity-series books, book sets, art and picture books and magazines.

      In addition to receiving licensing fees, the Company is actively involved in the development and approval of licensed merchandise and in the conceptualization, development, writing and illustration of licensed publications. We continually seek to create new characters to be used in licensed products.

Disney Stores

      The Company markets Disney-themed products directly through its retail facilities operated under the Disney Store name. These facilities are generally located in leading shopping malls and other retail complexes. The stores carry a wide variety of Disney merchandise and promote other businesses of the Company. During fiscal 2003, we opened three new stores and closed 82 stores worldwide. The total number of owned stores was 481 as of September 30, 2003 (369 stores domestically and 112 stores internationally). In addition, the Company sold 46 stores during fiscal 2002 to Oriental Land Co., Ltd., the owner and operator of the Tokyo Disney Resort, concurrently entering into a license agreement pursuant to which a Company subsidiary receives royalties based on a percentage of the stores’ sales.

      The Company announced that it is pursuing strategic options for the Disney Store in North America and Europe including the possible sale of stores in North America and Europe, in order to focus on its core competencies and activities intended to increase capital returns. In connection with the proposed sale, the Company expects to close a certain number of under performing stores in North America and receive royalty payments from the buyer under a long-term licensing arrangement.

Books and Magazines

      The Company publishes books in the United States and Europe through Disney Publishing Worldwide (children) and Hyperion (adult). Disney Publishing is among the world’s largest children’s publishers, with books, magazines and continuity programs in 55 languages in 74 countries, reaching more than 100 million readers each month. During 2003, the Company’s U.S. children’s book group had a record number of books on the New York Times’ bestseller list including three books in the Artemis Fowl series (co-published with Miramax), the prestigious Newbery Award-winning Crispin: The Cross of Lead, by Avi, and five books based on Lizzie McGuire. The Company’s magazine business includes such successful titles as Disney, Disney Adventures, Discover and FamilyFun as well as popular comic magazine titles such as W.i.t.c.h., a new property currently the fasting growing comic magazine for girls which sells in 44 countries worldwide. Through its continuity business, Disney offers language learning products such as Disney’s Magic English which has become one of world’s most successful language learning series. The Company also holds a 50% equity interest in US Weekly, a weekly mass market magazine.

Buena Vista Games

      Buena Vista Games, formerly Disney Interactive, develops, markets, licenses and distributes globally a variety of interactive entertainment, educational and sports computer software and video games.

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

Competition, Seasonality, and Intellectual Property Protection

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

      The Company’s licensing businesses, as well as its studio entertainment and theme park and resort operations, are affected by the Company’s ability to exploit and protect its intellectual property, including trademarks, trade names, copyrights, patents and trade secrets, throughout the world. As a result, domestic and foreign laws promoting or limiting intellectual property rights may have significant impacts on the Company’s operations. In the United States, for example, the 1998 Sonny Bono Copyright Term Extension Act provided extended copyright protection for certain older properties currently licensed or otherwise exploited by the Company, which otherwise might lose such protection in the near future. Earlier this year, the constitutionality of this Act was upheld by the U.S. Supreme Court in Washington D.C. thus extending the term of copyright in the United States by twenty years.

      Copyright and trademark protections are limited or even unavailable in some foreign countries and preventing unauthorized use of the Company’s intellectual properties can be difficult even in countries with substantial legal protections. In addition, new technologies have facilitated piracy of the Company’s copyrighted works, including motion pictures, television programming and sound recordings, by such means as Internet peer-to-peer file sharing and personal video recorders that permit ad stripping and the unauthorized copying of motion pictures and television programs. The Company devotes significant resources to protecting its intellectual properties in the United States and other key foreign markets.

      In addition, the Company’s businesses that rely on the exploitation of intellectual property are subject to the risk of challenges by third parties claiming infringement of their proprietary rights.

Irrespective of their validity, such claims may result in substantial costs and diversion of resources which could have an adverse effect on our operations.

Available Information

      Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are available without charge on our website, www.disney.com/investors, as soon as reasonably practicable after they are filed electronically with the SEC. We are providing the address to our Internet site solely for the information of investors. We do not intend the address to be an active link or to otherwise incorporate the contents of the website into this report.

ITEM 2. Properties

      The Walt Disney World Resort, Disneyland Park and other properties of the Company and its subsidiaries are described in Item 1 under the caption Parks and Resorts. Film library properties are described in Item 1 under the caption Studio Entertainment. Radio and television stations owned by the Company are described under the caption Media Networks.

      A subsidiary of the Company owns approximately 51 acres of land and 1.9 million square feet of office, studio and warehouse space in Burbank, California, on which the Company’s studios and executive and administrative offices are located. The studio facilities are used for the production of both live-action and animated motion pictures and television products. In addition, Company subsidiaries lease approximately 1.1 million square feet of office and warehouse space and own one 400,000 square foot building in Burbank, which are used for certain studio, media, and corporate activities.

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

      A subsidiary of the Company owns approximately 22 acres of land in Los Angeles, California, on which production, technical, and office facilities are located. A subsidiary of the Company also has a long-term lease on the el Capitan theater in Los Angeles.

      The Company’s Media Networks segment corporate offices and technical operations are located in buildings owned by a subsidiary of the Company in New York City, totaling approximately 1.5 million square feet. Other subsidiaries of the Company also have long-term leases on the New Amsterdam theater in New York City which is used for the Company’s live theatrical productions and a studio facility in Times Square which is used for television broadcasting. In addition, subsidiaries of the Company lease approximately 807,000 square feet of office, studio, and warehouse space in New York City. The Company’s 80%-owned subsidiary, ESPN, Inc., owns ESPN Plaza in Bristol, Connecticut, from which it conducts its technical operations. The Media Networks segment owns and leases other broadcast facilities, offices, and broadcast transmitter sites.

      Subsidiaries of the Company lease space in the United States and Canada, including retail space for The Disney Stores and office and warehouse space for the Company’s operations.

      A U.K. subsidiary of the Company owns buildings on a four-acre parcel under a long-term lease in London, England. The mixed-use development consists of office space occupied by subsidiary operations and office and retail space leased by third parties. Company subsidiaries also lease office and retail space in other parts of Europe and in Asia, Australia, and Latin America.

ITEM 3. Legal Proceedings

      In re The Walt Disney Company Derivative Litigation. William and Geraldine Brehm and thirteen other individuals filed an amended and consolidated complaint on May 28, 1997 in the Delaware Court of Chancery seeking, among other things, a declaratory judgment against each of the Company’s directors as of December 1996 that the Company’s 1995 employment agreement with its former president, Michael S. Ovitz, was void, or alternatively that Mr. Ovitz’s termination should be deemed a termination “for cause” and any severance payments to him forfeited. On October 8, 1998, the Delaware Court of Chancery dismissed all counts of the amended complaint. Plaintiffs appealed, and on February 9, 2000, the Supreme Court of Delaware affirmed the dismissal but ruled also that plaintiffs should be permitted to file an amended complaint in accordance with the Court’s opinion. The plaintiffs filed their amended complaint on January 3, 2002. On February 6, 2003, the Company’s directors’ motion to dismiss the amended complaint was converted by the Court to a motion for summary judgment and the plaintiffs were permitted to take discovery. The Company and its directors answered the amended complaint on April 1, 2003. On May 28, 2003, the Court (treating as a motion to dismiss the motion for summary judgment into which it had converted the original motion on February 6, 2003) denied the directors’ motion to dismiss the amended complaint. The parties are conducting discovery.

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

      Stephen Slesinger, Inc. v. The Walt Disney Company. In this lawsuit, filed on February 27, 1991 and pending in the Los Angeles County Superior Court, the plaintiff claims that a Company subsidiary defrauded it and breached a 1983 licensing agreement with respect to certain Winnie the Pooh properties, by failing to account for and pay royalties on revenues earned from the sale of Winnie the Pooh movies on videocassette and from the exploitation of Winnie the Pooh merchandising rights. The plaintiff seeks damages for the licensee’s alleged breaches as well as confirmation of the plaintiff’s interpretation of the licensing agreement with respect to future activities. The plaintiff also seeks the right to terminate the agreement on the basis of the alleged breaches. The Company disputes that the plaintiff is entitled to any damages or other relief of any kind, including termination of the licensing agreement. If each of the plaintiff’s claims were to be confirmed in a final judgment, damages as argued by the plaintiff could total as much as several hundred million dollars and adversely impact the value to the Company of any future exploitation of the licensed rights. However, given the number of outstanding issues and the uncertainty of their ultimate disposition, management is unable to predict the magnitude of any potential determination of the plaintiff’s claims. On April 24, 2003, the matter was removed to the United States District Court for the Central District of California, which, on May 19, 2003, dismissed certain claims and remanded the matter to the Los Angeles Superior Court. The Company has appealed from the District Court’s order to the Court of Appeals for the Ninth Circuit. In the meanwhile, the Superior Court has assigned the case to a different judge in the Court’s Complex Litigation Pilot Program. Pre-trial proceedings continue in the state court.

      Milne and Disney Enterprises, Inc. v. Stephen Slesinger, Inc. On November 5, 2002, Clare Milne, the granddaughter of A. A. Milne, author of the Winnie the Pooh books, and the Company’s subsidiary Disney Enterprises, Inc. filed a complaint against Stephen Slesinger, Inc. (“SSI”) in the United States District Court for the Central District of California. On November 4, 2002, Ms. Milne served notices to SSI and the Company’s subsidiary terminating A. A. Milne’s prior grant of rights to Winnie the Pooh, effective November 5, 2004, and granted all of those rights to the Company’s subsidiary. In their lawsuit, Ms. Milne and the Company’s subsidiary seek a declaratory judgment, under United States copyright law, that Ms. Milne’s termination notices were valid; that SSI’s rights to Winnie the Pooh in the United States will terminate effective November 5, 2004; that upon termination of SSI’s rights in the United States, the 1983 licensing agreement that is the subject of the Stephen Slesinger, Inc. v. The Walt Disney Company lawsuit will terminate by operation of law; and that, as of November 5, 2004, SSI will be entitled to no further royalties for uses of Winnie the Pooh. In January 2003, SSI filed (a) an answer denying the material allegations of the complaint and (b) counterclaims seeking a declaration (i) that Ms. Milne’s grant of rights to Disney Enterprises, Inc. is void and unenforceable and (ii) that Disney Enterprises, Inc. remains obligated to pay SSI royalties under the 1983 licensing agreement. SSI also filed a motion to dismiss the complaint or, in the alternative, for summary judgment. On May 8, 2003, the Court ruled that Milne’s termination notices are invalid and dismissed SSI’s counterclaims as moot. Following further motions, on August 1, 2003, SSI filed an amended answer and counterclaims and a third-party complaint against Harriet Hunt (heir to E. H. Shepard, illustrator of the original Winnie the Pooh stories), who had served a notice of termination and a grant of rights similar to Ms. Milne’s. By order dated October 27, 2003, the Court certified an interlocutory appeal from its May 8 order to the Court of Appeals for the Ninth Circuit and Milne and Disney have petitioned the Court of Appeal accordingly.

      Management believes that it is not currently possible to estimate the impact, if any, that the ultimate resolution of these matters will have on the Company’s results of operations, financial position or cash flows.

      Kohn v. The Walt Disney Company, et al. On August 15, 2002, Aaron Kohn filed a class action lawsuit against the Company, its Chief Executive Officer and its Chief Financial Officer in the United States District Court for the Central District of California on behalf of a putative class consisting of purchasers of the Company’s common stock between August 15, 1997 and May 15, 2002. Subsequently, at least nine substantially identical lawsuits were also filed in the same court, each alleging that the defendants violated federal securities laws by not disclosing the pendency and potential implications of the Stephen Slesinger, Inc. lawsuit described above prior to the Company’s filing of its quarterly report on Form 10-Q in May 2002. The plaintiffs claim that this alleged nondisclosure constituted a fraud on the market that artificially inflated the Company’s stock price, and contend that a decline in the stock price resulted from the May 2002 disclosure. The plaintiffs seek compensatory damages and/or rescission for themselves and all members of their defined class. Several of the plaintiffs have filed motions asking the court to appoint lead plaintiffs and counsel, and to consolidate the related actions into a single case. On December 10, 2002, plaintiffs’ motion to consolidate the related actions into a single case was granted, and their motion for appointment of lead plaintiffs and counsel was granted on February 21, 2003. On or about April 7, 2003, plaintiffs filed a consolidated amended class action complaint and on May 22, 2003, defendants moved to dismiss the complaint. The court granted defendants’ motion and the case was dismissed with prejudice on October 24, 2003.

      The Company, together with, in some instances, certain of its directors and officers, is a defendant or co-defendant in various other legal actions involving copyright, breach of contract and various other claims incident to the conduct of its businesses. Management does not expect the Company to suffer any material liability by reason of such actions.

      SEC Proceeding. The U.S. Securities and Exchange Commission is conducting an investigation into an amendment of the Company’s Form 10-K for the fiscal year 2001, certain related matters and other related party transactions that have been previously disclosed by the Company. The investigation does not relate to the Company’s financial statements.

ITEM 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of shareholders during the fourth quarter of the fiscal year covered by this report.

Executive Officers of the Company

      The executive officers of the Company are elected each year at the organizational meeting of the Board of Directors, which follows the annual meeting of the shareholders, and at other Board of Directors meetings as appropriate. Each of the executive officers has been employed by the Company in the position or positions indicated in the list and pertinent notes below. Messrs. Eisner, Disney, Staggs and Murphy have been employed by the Company as executive officers for more than five years.

      At September 30, 2003, the executive officers of the Company were as follows:

			Executive
Name	Age	Title	Officer Since

Michael D. Eisner	61	Chairman of the Board and Chief Executive Officer	1984
Roy E. Disney	73	Vice Chairman of the Board(3)	1984
Robert A. Iger	52	President and Chief Operating Officer(1)	2000
Thomas O. Staggs	42	Senior Executive Vice President and Chief Financial Officer	1998
Peter E. Murphy	40	Senior Executive Vice President and Chief Strategic Officer	1998
Alan N. Braverman	56	Senior Executive Vice President and General Counsel(2)	2003

(1)	Mr. Iger was appointed to his present position in January 2000, having served (from February 1999 until January 2000) as President of Walt Disney International and Chairman of the ABC Group. Mr. Iger previously held a number of increasingly responsible positions at ABC, Inc. and its predecessor Capital Cities/ ABC, Inc., culminating in service as President and Chief Operating Officer of ABC, Inc. from 1994 to 1999.

(2)	Mr. Braverman was named Executive Vice President and General Counsel of the Company in January 2003 and promoted to Senior Executive Vice President and General Counsel of the Company in October 2003. Prior to his appointment as General Counsel of the Company, Mr. Braverman had been Executive or Senior Vice President and General Counsel of ABC, Inc. since August 1996 and also Deputy General Counsel of the Company since August 2001.

(3)	Mr. Disney resigned as an executive officer on November 30, 2003.

PART II

ITEM 5. Market for the Company’s Common Stock and Related Stockholder Matters

      The Company’s common stock is listed on the New York and Pacific stock exchanges under the ticker symbol “DIS”. The following table shows, for the periods indicated, the high and low sales prices per share of common stock as reported in the Bloomberg Financial markets services.

	Sales Price

	High	Low

2003
4th Quarter	$23.80	$19.40
3rd Quarter	21.55	16.92
2nd Quarter	18.74	14.84
1st Quarter	20.24	13.90

2002
4th Quarter	$19.79	$13.77
3rd Quarter	25.00	18.90
2nd Quarter	24.51	20.50
1st Quarter	22.54	17.90

      The Company declared a dividend of $0.21 per Disney share on December 2, 2003 with respect to fiscal 2003, and a dividend of $0.21 per Disney share on December 3, 2002, with respect to fiscal 2002.

      As of September 30, 2003, the approximate number of common shareholders of record was 1,026,000.

ITEM 6. Selected Financial Data

(In millions, except per share data)

	2003(1)	2002(6)	2001(3)	2000(4)	1999(5)

Statements of income
Revenues	$27,061	$25,329	$25,172	$25,325	$23,373
Income before the cumulative effect of accounting changes	1,338	1,236	120	920	1,300
Per Disney share –
Earnings before the cumulative effect of accounting changes
Diluted	$0.65	$0.60	$0.11	$0.57	$0.62
Basic	0.65	0.61	0.11	0.58	0.63
Dividends	0.21	0.21	0.21	0.21	0.21
Balance sheets
Total assets	$49,988	$50,045	$43,810	$45,027	$43,679
Borrowings	13,100	14,130	9,769	9,461	11,693
Shareholders’ equity	23,791	23,445	22,672	24,100	20,975
Statements of cash flows
Cash provided by (used for):
Operating activities	$2,901	$2,286	$3,048	$3,755	$2,568
Investing activities	(1,034)	(3,176)	(2,015)	(1,091)	(2,290)
Financing activities	(1,523)	1,511	(1,257)	(2,236)	9

(1)	The 2003 results include the write-off of our aircraft leveraged lease investment with United Airlines of $114 million pre-tax and a benefit from the favorable settlement of certain state tax issues of $56 million. These items had a ($0.04) and $0.03 impact on diluted earnings per share, respectively. The amounts do not reflect the cumulative effect of adopting EITF 00-21 which was a charge of $71 million or ($0.03) per diluted share. See Notes 4, 8 and 2 to the Consolidated Financial Statements.

(2)	The 2002 results include a $216 million pre-tax gain on the sale of investments and a $34 million pre-tax gain on the sale of the Disney Stores in Japan. These items had a $0.06 and $0.01 impact on diluted earnings per share, respectively. See Notes 4 and 3 to the Consolidated Financial Statements. During fiscal 2002, the Company acquired Fox Family Worldwide, Inc. for $5.2 billion. See Note 3 to the Consolidated Financial Statements.

(3)	The 2001 results include restructuring and impairment charges totaling $1.5 billion pre-tax. The diluted earnings per Disney share impact of these charges was $0.52. The amounts do not reflect the cumulative effect of accounting changes related to film and derivative accounting changes which were charges of $228 million and $50 million, respectively or ($0.11) and ($0.02) per diluted share, respectively. See Notes 15 and 2 to the Consolidated Financial Statements.

(4)	The 2000 results include pre-tax gains of $243 million, $93 million and $153 million from the sale of Fairchild Publications, Eurosport and Ultraseek, respectively. The impact of income taxes substantially offset certain of the gains. The diluted earnings per Disney share impacts of these items were $0.00, $0.02 and $0.01, respectively. The results also include a $92 million pre-tax restructuring and impairment charge. The diluted earnings per Disney share impact of the charge was $0.01.

(5)	The 1999 results include a pre-tax gain from the sale of Starwave Corporation of $345 million, equity in Infoseek loss of $322 million and restructuring and impairment charges of $172 million pre-tax. The diluted earnings per Disney share impacts of these items were $0.10, ($0.09) and ($0.05), respectively.

(6)	Effective the beginning of fiscal 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets and, accordingly, ceased amortization of goodwill and substantially all intangible assets.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CONSOLIDATED RESULTS

(in millions, except per share data)

RESULTS OF OPERATIONS	2003	2002	2001

Revenues	$27,061	$25,329	$25,172
Costs and expenses	(24,330)	(22,924)	(21,573)
Amortization of intangible assets	(18)	(21)	(767)
Gain on sale of businesses	16	34	22
Net interest expense	(793)	(453)	(417)
Equity in the income of investees	334	225	300
Restructuring and impairment charges	(16)	—	(1,454)

Income before income taxes, minority interests and the cumulative effect of accounting changes	2,254	2,190	1,283
Income taxes	(789)	(853)	(1,059)
Minority interests	(127)	(101)	(104)

Income before the cumulative effect of accounting changes	1,338	1,236	120
Cumulative effect of accounting changes:
Film accounting	—	—	(228)
Derivative accounting	—	—	(50)
Multiple element revenue accounting	(71)	—	—

Net income (loss)	$1,267	$1,236	$(158)

Earnings (loss) attributed to Disney common stock(1)	$1,267	$1,236	$(41)

Earnings per share before the cumulative effect of accounting changes attributed to Disney common stock:
Diluted(2)	$0.65	$0.60	$0.11

Basic	$0.65	$0.61	$0.11

Cumulative effect of accounting changes per share:
Film accounting	$—	$—	$(0.11)
Derivative accounting	—	—	(0.02)
Multiple element revenue accounting	(0.03)	—	—

	$(0.03)	$—	$(0.13)

Earnings (loss) per share attributed to Disney common stock:(1)
Diluted (2)	$0.62	$0.60	$(0.02)

Basic	$0.62	$0.61	$(0.02)

Average number of common and common equivalent shares outstanding of Disney common stock:
Diluted	2,067	2,044	2,100

Basic	2,043	2,040	2,085

(1)	Disney’s retained interest in the Internet Group was approximately 72% through January 28, 2001 (the last date prior to the announcement of the conversion of the Internet Group common stock) and 100% thereafter. Loss and loss per share attributed to the Internet Group in fiscal year 2001 were $(117) million and $(2.72), respectively.

(2)	The calculation of diluted earnings per share assumes the conversion of the Company’s convertible senior notes and adds back related after-tax interest expense of $10 million for fiscal year 2003.

Organization of Information

      Management’s Discussion and Analysis provides a narrative on the Company’s financial performance and condition that should be read in conjunction with the accompanying financial statements. It includes the following sections:

•	Consolidated Results
•	Business Segment Results
•	Stock Option Accounting
•	Liquidity and Capital Resources
•	Contractual Obligations, Commitments and Off Balance Sheet Arrangements
•	Accounting Policies and Estimates
•	Accounting Changes
•	Forward-Looking Statements

CONSOLIDATED RESULTS

2003 vs. 2002

Overview

      Our income before the cumulative effect of accounting change was $1.3 billion in fiscal 2003, which was $102 million, or 8%, higher than in fiscal 2002. This represented diluted earnings per share before the cumulative effect of accounting change of $0.65, which was $0.05 higher than in fiscal 2002. We made an accounting change effective as of the beginning of fiscal 2003 to adopt a new accounting rule for multiple element revenue accounting (EITF 00-21, see Note 2 to the Consolidated Financial Statements), which impacted the timing of revenue recognition related to NFL football programming at ESPN. This change resulted in a cumulative effect charge totaling $71 million. Diluted earnings per share including the effect of this accounting change were $0.62 for fiscal 2003.

      Results for the current year included a write-off of an aircraft leveraged lease investment with United Airlines ($114 million pre-tax or $0.04 per share), a pre-tax gain of $16 million on the sale of the Anaheim Angels and restructuring and impairment charges of $16 million at The Disney Store, as described more fully under Consumer Products, below. Additionally, the current year included a benefit from the favorable settlement of certain state tax issues ($56 million or $0.03 per share). Results for the prior year included a pre-tax gain on the sale of shares of Knight-Ridder, Inc. ($216 million or $0.06 per share) and a pre-tax gain on the sale of the Disney Store business in Japan ($34 million or $0.01 per share).

      Excluding the aforementioned items, the increase in net income for fiscal 2003 was primarily the result of increased segment operating income at our Studio Entertainment and Media Networks segments and increased equity in the income of cable investees, partially offset by lower segment operating income at our Parks and Resorts segment and Consumer Products segment, higher corporate and unallocated shared expenses and increased net interest expense. Changes in segment operating income are discussed in detail in the separate sections below.

Net Interest Expense

      Net interest expense is detailed below:

	Year Ended September 30,

(in millions)	2003	2002	2001

Interest expense	$(666)	$(708)	$(544)
Interest and investment income (loss)	(127)	255	127

Net interest expense	$(793)	$(453)	$(417)

      The increase in net interest expense reflects lower interest expense due to lower interest rates and average debt balances, offset by higher investment losses. The investment losses in fiscal 2003 included the $114 million write-off of our leveraged lease investment with United Airlines referred to above. In contrast, fiscal 2002 included the $216 million gain on the sale of Knight-Ridder, Inc. shares referred to above.

Equity in the Income of Investees

      The increase in equity in the income of our investees reflected increases at Lifetime Television, due to lower advertising expenses, as well as increases at A&E and E! Entertainment due to higher advertising revenues. In addition, a write-down of an investment in a Latin American cable operator negatively affected prior-year equity income.

Effective Income Tax Rate

      The effective income tax rate decreased from 38.9% in fiscal 2002 to 35.0% in fiscal 2003. The decrease in the current year effective income tax rate is primarily due to a reduction in income tax expense due to a $56 million reserve release as a result of the favorable resolution of certain prior-year state income tax exposures. As more fully disclosed in Note 8 to the Consolidated Financial Statements, the current year effective income tax rate reflects a $71 million benefit for certain income exclusions provided for under U.S. income tax laws. These income exclusions are under review and if they were to be repealed without the enactment of legislation replacing a substantial amount of the current benefit, there would be a negative impact on the Company’s income tax expense going forward.

Pension and Benefit Costs

      Increasing pension and post-retirement medical benefit plan costs have affected results in all of our segments, with the majority of these costs being borne by the Parks and Resorts segment. The costs increased from $71 million in fiscal 2002 to $131 million in fiscal 2003. The increase in fiscal 2003 was due primarily to a lower discount rate used to measure the present value of plan obligations, a lower expected long-term return on plan assets and the actual performance of plan assets. For fiscal 2003 expense, the discount rate assumption decreased from 7.50% to 7.20% reflecting the decline in overall market interest rates and the expected return on plan assets was reduced from 9.50% to 8.50% reflecting trends in the overall financial markets.

      We expect pension and post-retirement medical costs to increase further in fiscal 2004 to $375 million. The increase is due primarily to a further decrease in the discount rate assumption and a further reduction in the expected return on plan assets. For fiscal 2004 expense, the discount rate assumption is decreasing from 7.20% to 5.85%, reflecting the further decline in prevailing market interest rates. Our long-term expected rate of return on plan assets has been reduced from 8.50% for fiscal 2003 to 7.50% for fiscal 2004.

      Cash contributions to the pension plans are expected to increase in fiscal 2004 to approximately $130 million from $25 million in fiscal 2003.

      Over the past few years, the value of assets in the plans have declined in line with the performance of the financial markets generally. This situation combined with the increase in the present value of pension obligations results in pension obligations exceeding the fair value of plan assets for certain of the pension plans. In this circumstance, the accounting rules require that we record an immediate adjustment to reflect the unfunded accumulated pension obligation. Accordingly, as of September 30, 2003, the Company recorded an additional minimum pension liability adjustment totaling $899 million ($564 million after tax; see Note 9 to the Consolidated Financial Statements). The accounting rules require that this after-tax adjustment be recorded as a reduction of equity by charging accumulated other comprehensive income rather than as a current year expense.

Expense recognition under the pension accounting rules is based upon plan asset returns and plan benefit costs over the life of the Company’s workforce.

2002 vs. 2001

Overview

      Income before the cumulative effect of accounting change for fiscal 2002 was $1.2 billion, compared to $120 million in fiscal 2001. Diluted earnings per share before the cumulative effect of accounting change was $0.60 in fiscal 2002 as compared to $0.11 in fiscal 2001.

      Results in fiscal 2002 included a pre-tax gain ($216 million or $0.06 per share) on the sale of the remaining shares of Knight-Ridder, Inc., a pre-tax gain on the sale of the Disney Store business in Japan ($34 million or $0.01 per share), the results of operations of ABC Family (which was acquired on October 24, 2001), incremental interest expense for borrowings related to that acquisition and the cessation of amortization of goodwill and certain intangible assets, due to the adoption of SFAS 142 effective October 1, 2001. Results for fiscal 2001 included restructuring and impairment charges ($1.5 billion or $0.52 per share) and the cumulative effect of accounting changes ($278 million or $0.13 per share). Earnings and earnings per share attributed to Disney common stock before the cumulative effect of accounting changes and adjusted for the impact of SFAS 142 for fiscal 2001 were $891 million and $0.42, respectively.

      In addition to the items discussed above, fiscal 2002 results reflected lower segment operating income in our Media Networks and Parks and Resorts segments, lower equity in the income of investees and higher net interest expense, partially offset by higher segment operating income in the Studio Entertainment segment. Changes in segment operating income are discussed in detail in the separate sections below.

Equity in the Income of Investees

      Lower equity in the income of investees reflected the write-down of an investment in a Latin American cable operator, decreases at the cable investments resulting from the soft advertising market and higher advertising costs at Lifetime Television.

Net Interest Expense

      Net interest expense increased to $453 million in fiscal 2002 as compared to $417 million in fiscal 2001 due to incremental borrowings in connection with the ABC Family acquisition. Higher interest expense was partially offset by increased investment income due to the gain on the sale of Knight-Ridder shares.

Effective Income Tax Rate

      The effective income tax rate decreased from 82.5% in fiscal 2001 to 38.9% in fiscal 2002. The fiscal 2001 effective income tax rate was higher due to nondeductible impairment charges related to intangible assets that were recorded during that year. Additionally, fiscal 2001 had much higher non deductible goodwill amortization as the Company ceased amortizing goodwill in fiscal 2002.

Fiscal 2001 Restructuring and Impairment Charges

      The Company recorded restructuring and impairment charges of approximately $1.5 billion for the year ended September 30, 2001, which primarily related to the closure of the GO.com portal businesses, impairments of Internet investments, a company-wide workforce reduction and the closure of the DisneyQuest facility in Chicago and certain Disney Stores in North America. The majority of these were non-cash charges. As of September 30, 2003 there were no remaining reserve balances outstanding or cash flow requirements related to these charges.

BUSINESS SEGMENT RESULTS

	Year Ended September 30,

(in millions)	2003	2002	2001

Revenues:
Media Networks	$10,941	$9,733	$9,569
Parks and Resorts	6,412	6,465	7,004
Studio Entertainment	7,364	6,691	6,009
Consumer Products	2,344	2,440	2,590

	$27,061	$25,329	$25,172

Segment operating income:
Media Networks	$1,213	$986	$1,758
Parks and Resorts	957	1,169	1,586
Studio Entertainment	620	273	260
Consumer Products	384	394	401

	$3,174	$2,822	$4,005

      The Company evaluates the performance of its operating segments based on segment operating income and management uses aggregate segment operating income as a measure of the performance of operating businesses. The Company believes that aggregate segment operating income assists investors by allowing them to evaluate changes in the operating results of the Company’s portfolio of businesses separate from factors other than business operations that affect net income. The following table reconciles segment operating income to income before income taxes, minority interests and the cumulative effect of accounting changes.

	Year Ended September 30,

(in millions)	2003	2002	2001

Segment operating income	$3,174	$2,822	$4,005
Corporate and unallocated shared expenses	(443)	(417)	(406)
Amortization of intangible assets	(18)	(21)	(767)
Gain on sale of businesses	16	34	22
Net interest expense	(793)	(453)	(417)
Equity in the income of investees	334	225	300
Restructuring and impairment charges	(16)	—	(1,454)

Income before income taxes, minority interests and the cumulative effect of accounting changes	$2,254	$2,190	$1,283

      Depreciation expense is as follows:

	Year Ended September 30,

(in millions)	2003	2002	2001

Media Networks	$169	$180	$176
Parks and Resorts	681	648	604
Studio Entertainment	39	46	47
Consumer Products	63	58	90

Segment depreciation expense	952	932	917
Corporate	107	89	70

Total depreciation expense	$1,059	$1,021	$987

      Segment depreciation expense is included in segment operating income and corporate depreciation expense is included in corporate and unallocated shared expenses.

Media Networks

      The following table provides supplemental revenue and segment operating income detail for the Media Networks segment:

	Year Ended
	September 30,

(in millions)	2003	2002	2001

Revenues:
Broadcasting	$5,418	$5,058	$5,703
Cable Networks	5,523	4,675	3,866

	$10,941	$9,733	$9,569

Segment operating income (loss):
Broadcasting	$37	$(37)	$695
Cable Networks	1,176	1,023	1,063

	$1,213	$986	$1,758

Media Networks

2003 vs. 2002

Revenues

      Media Networks revenues increased 12%, or $1.2 billion, to $10.9 billion. The increase reflected an increase of 7%, or $360 million, at Broadcasting and an increase of 18%, or $848 million at the Cable Networks.

      Increased Broadcasting revenues were driven primarily by an increase of $196 million at the ABC Television Network, $60 million at the Company’s owned and operated television stations and $33 million at the radio networks and stations. The increases at the television network and stations were primarily driven by higher advertising revenues reflecting higher rates due to an improved advertising marketplace. The airing of the Super Bowl in the second quarter of the current year also contributed to increased advertising revenues. Revenues at the radio networks and stations also increased due to the stronger advertising market.

      Increased Cable Networks revenues were driven by increases of $455 million in revenues from cable and satellite operators and $385 million in advertising revenues. Increased advertising revenue was primarily a result of the addition of NBA games. Revenues from cable and satellite operators are largely derived from fees charged on a per subscriber basis, and the increases in the current year reflected both contractual rate adjustments and subscriber growth. The Company’s contractual arrangements with cable and satellite operators are renewed or renegotiated from time to time in the ordinary course of business. A significant number of these arrangements will be up for renewal in the next 18 months. Consolidation in the cable and satellite distribution industry and other factors may adversely affect the Company’s ability to obtain and maintain contractual terms for the distribution of its various cable and satellite programming services that are as favorable as those currently in place. If this were to occur, revenues from Cable Networks could increase at slower rates than in the past or could be stable or decline.

Costs and Expenses

      Costs and expenses for this segment consist primarily of programming rights costs and amortization, production costs, distribution and selling expenses and labor costs. Costs and expenses increased 11%, or $981 million, over fiscal 2002 due to higher programming and production costs, partially offset by lower bad debt expense at the Cable Networks. Additionally, the prior year benefited from the receipt of insurance proceeds related to the loss of a broadcast tower.

      Higher programming and production costs at the ABC Television Network were primarily due to the airing of the Super Bowl and the costs of coverage of the war in Iraq. Higher programming costs at the Cable Networks were primarily due to NBA and MLB telecasts and higher programming costs at ABC Family. Programming cost increases were partially offset by lower cost amortization for the NFL contract due to commencing the three year option period as described under “Sports Programming Costs,” below. The decrease in bad debt expense at Cable Networks reflected negative impacts in the prior year related to financial difficulties of Adelphia Communications Company (Adelphia) in the United States and KirchMedia & Company (Kirch) in Germany.

Segment Operating Income

      Segment operating income increased 23%, or $227 million, to $1.2 billion. The increase reflected increases of $74 million at Broadcasting and $153 million at the Cable Networks. Increased segment operating income at Broadcasting reflected higher advertising revenues, partially offset by increased programming and production costs. Growth at the Cable Networks reflected higher revenues from cable and satellite operators and higher advertising revenue, partially offset by increased sports programming costs.

Sports Programming Costs

      The initial five-year period of the Company’s contract to televise NFL games was non-cancelable and ended with the telecast of the 2003 Pro Bowl. In February 2003, the NFL did not exercise its renegotiation option and as a result, the Company’s NFL contract was extended for an additional three years ending with the telecast of the 2006 Pro Bowl. The aggregate fee for the three-year period will be $3.7 billion. ESPN recognized the costs of the initial five-year term of the contract at levels that increased each year commensurate with increasing NFL revenues. As a result, ESPN experienced its highest level of NFL programming costs during fiscal 2003. The implementation of the contract extension will reduce fiscal 2004 NFL costs by approximately $180 million versus fiscal 2003, and such costs are expected to be relatively level over the remaining two years of the contract extension.

      Cost recognition for NFL programming at the ABC Television Network in fiscal 2004 is expected to decrease by $300 million as compared to fiscal 2003. The decrease at the ABC Television Network is primarily due to the absence of the Super Bowl, which was aired by the ABC Television Network in fiscal 2003 and will be absent in fiscal 2004, as well as fewer games in fiscal 2004. The absence of the Super Bowl and the lower number of games at the ABC Television Network will also result in lower revenue from NFL broadcasts in fiscal 2004.

      Due to the payment terms in the NFL contract, there will be approximately a $116 million decrease in cash payments under the contract in fiscal 2004 as compared to fiscal 2003.

      The Company has various contractual commitments for the purchase of television rights for sports and other programming, including the NFL, NBA, MLB, NHL and various college football conference and bowl games. The costs of these contracts have increased significantly in recent years. We enter into these contractual commitments with the expectation that, over the life of the contracts, revenue from advertising during the programming and affiliate fees will exceed the costs of the programming. While contract costs may initially exceed incremental revenues and negatively impact operating income, it is our expectation that the combined value to our sport networks from all of these contracts will result in long-term benefits. The actual impact of these contracts on the Company’s results over the term of the contracts is dependent upon a number of factors, including the strength of advertising markets, effectiveness of marketing efforts and the size of viewer audiences.

Media Networks

2002 vs. 2001

Revenues

      Revenues increased 2%, or $164 million, to $9.7 billion, reflecting a decrease of 11%, or $645 million, at Broadcasting, partially offset by an increase of 21%, or $809 million, at the Cable Networks.

      Decreased Broadcasting revenue was driven primarily by a decrease of $608 million at the ABC Television Network and $64 million at the Company’s owned and operated stations. The declines at the ABC Television Network and the Company’s owned television stations were primarily driven by lower ratings and lower advertising rates.

      Increases at the Cable Networks were driven by an increase of $540 million due to higher revenues from cable and satellite operators at ESPN and Disney Channel and approximately $342 million due to the acquisition of ABC Family, partially offset by a decrease of $19 million in advertising revenues. Revenues from cable and satellite operators increased due to higher rates at ESPN and subscriber growth at both ESPN and the international Disney Channels. Lower advertising revenues were due to the soft advertising market and lower revenues from Adelphia and Kirch as a result of their financial difficulties.

Costs and Expenses

      Costs and expenses increased 12%, or $936 million, driven by higher sports programming costs at ESPN, higher bad debt expense due to the financial difficulties of Adelphia and Kirch and increased advertising costs at the Cable Networks, partially offset by lower costs at the Internet Group and proceeds from an insurance settlement.

Segment Operating Income

      Segment operating income decreased 44%, or $772 million, to $1.0 billion, driven by decreases of $732 million at Broadcasting, primarily due to decreased advertising revenues. Cable operating income decreased 4%, or $40 million, as revenue gains were more than offset by cost increases.

Parks and Resorts

2003 vs. 2002

Revenues

      Revenues at Parks and Resorts decreased 1%, or $53 million, to $6.4 billion. The decrease was driven primarily by decreases of $57 million due to the sale of the Anaheim Angels baseball team during the third quarter of fiscal 2003, $51 million from decreased revenues from Euro Disney, and $14 million from the Walt Disney World Resort. These decreases were partially offset by an increase of $83 million at the Disneyland Resort. The decrease in revenues from Euro Disney reflected the cessation of billing and recognition of revenues from royalty and management fees commencing with the second quarter of fiscal 2003 due to Euro Disney’s financial difficulties. The Company likely will not recognize revenues from royalties and management fees in fiscal 2004.

      Revenues at the Walt Disney World Resort were down marginally and reflected lower theme park attendance and hotel occupancy compared to the prior year, partially offset by increased per capita guest spending at the theme parks and hotel properties. Decreased theme park attendance and hotel occupancy at the Walt Disney World Resort reflected continued softness in travel and tourism.

Guest spending increases reflected ticket price increases and fewer promotional programs offered during the year.

      At the Disneyland Resort, increased revenues were primarily driven by higher theme park attendance and hotel occupancy. These increases were driven by the success of certain promotional programs offered during the year, as well as the opening of new attractions and entertainment venues at both the Disneyland Park and Disney’s California Adventure during the current year.

      Across our domestic theme parks, attendance and per capita guest spending increased 1% compared to the prior year. Hotel occupancy was 77% on 8,341,030 rooms in fiscal 2003 compared to 76% on 8,533,135 rooms in fiscal 2002. Per room guest spending was $210 and $204 in fiscal 2003 and 2002, respectively.

Costs and Expenses

      Costs and expenses, which consist principally of labor, costs of merchandise, food and beverages sold, depreciation, repairs and maintenance, entertainment, marketing and sales expense, increased 3%, or $159 million compared to the prior year. The increase in costs and expenses was primarily due to higher costs at the Walt Disney World Resort and the Disneyland Resort, partially offset by cost decreases due to the sale of the Anaheim Angels during the third quarter. Higher costs at Walt Disney World and Disneyland were primarily driven by higher spending on employee benefits, repairs and maintenance, marketing, information systems, insurance, and depreciation. Employee benefits costs in fiscal 2004 are expected to increase due to higher fiscal 2004 pension and postretirement medical costs as discussed under “Consolidated Results,” above.

Segment Operating Income

      Segment operating income decreased 18%, or $212 million, to $957 million, primarily due to higher costs and expenses at the Walt Disney World Resort and the decreased revenues from Euro Disney. Revenue increases at the Disneyland Resort were offset by higher costs and expenses.

Parks and Resorts

2002 vs. 2001

Revenues

      Revenues decreased 8%, or $539 million, to $6.5 billion, driven by decreases of $496 million at the Walt Disney World Resort, $40 million at the Disneyland Resort and $24 million at Disney Cruise Line, partially offset by increased royalties of $52 million from the Tokyo Disney Resort.

      At the Walt Disney World Resort, decreased revenues reflected lower attendance, occupancy and per room guest spending at the hotel properties. These decreases were driven by decreases in international and domestic visitation resulting from continued disruption in travel and tourism and softness in the economy. Lower per room guest spending at the Walt Disney World Resort was driven by promotional programs.

      At the Disneyland Resort, decreased revenues were driven primarily by lower per capita guest spending at the theme parks and at the hotel properties. Lower guest spending at the Disneyland Resort was driven by ticket and other promotional programs as well as a higher mix of local guests, who have higher annual pass usage and tend to spend less per visit.

      The increased royalties at Tokyo Disney Resort were due to the opening of the Tokyo DisneySea theme park and the Tokyo DisneySea Hotel MiraCosta in the fourth quarter of fiscal 2001.

Costs and Expenses

      Costs and expenses decreased 2%, or $122 million, driven primarily by volume decreases, reduced marketing expenses and permanent cost reduction initiatives and the absence of pre-opening costs for Disney’s California Adventure. These cost decreases were partially offset by higher employee benefits and insurance costs.

Segment Operating Income

      Segment operating income decreased 26%, or $417 million, to $1.2 billion, driven by revenue declines at the Walt Disney World and Disneyland resorts, partially offset by decreased costs and expenses at these resorts and increased royalties from the Tokyo Disney Resort.

Studio Entertainment

2003 vs. 2002

Revenues

      Revenues increased 10%, or $673 million, to $7.4 billion. The increase primarily reflects an increase of $553 million in worldwide theatrical motion picture distribution and $185 million in worldwide home entertainment distribution.

      The worldwide theatrical motion picture distribution revenue increases reflected the strong performance of Pirates of the Caribbean, Disney/ Pixar’s Finding Nemo, Chicago, Santa Clause 2, Bringing Down the House and Bruce Almighty, which the Company distributed internationally, compared to the prior year, which included Disney/ Pixar’s Monsters, Inc., Signs and Lilo & Stitch. Worldwide home video increases reflected stronger DVD and VHS sales of Lilo & Stitch, Beauty & the Beast, Signs, Sweet Home Alabama and other DVD titles compared to the prior year, which included Monsters, Inc., Pearl Harbor and Snow White and the Seven Dwarfs.

Costs and Expenses

      Costs and expenses, which consist primarily of production cost amortization, distribution and selling expenses, product costs and participation costs, increased 5%, or $326 million. The increases reflected increases in worldwide theatrical distribution and international home video and higher development and production write-offs, partially offset by decreases in television distribution and domestic home entertainment costs. Higher costs in worldwide theatrical distribution reflected higher distribution costs for current year titles due to the promotion of high-profile releases, including Finding Nemo, Pirates of the Caribbean, Chicago and Gangs of New York, partially offset by lower production cost amortization due to the write-down of Treasure Planet in the prior year. Cost increases in international home entertainment reflected higher distribution costs and production cost amortization for current year titles, which included Beauty & the Beast, Lilo & Stitch and Treasure Planet, partially offset by lower participation costs. Lower costs in television distribution reflected lower production cost amortization and participation costs related to the sale of film products to television networks, the pay television market and in domestic syndication. Lower costs in domestic home entertainment reflected higher participation costs for prior-year titles, which included Monsters, Inc. and Pearl Harbor.

Segment Operating Income

      Segment operating income increased from $273 million to $620 million, due to growth in worldwide theatrical motion picture distribution, higher revenues in domestic home entertainment, lower television distribution costs, partially offset by higher development and production write-offs.

Studio Entertainment

2002 vs. 2001

Revenues

      Revenues increased 11%, or $682 million, to $6.7 billion, driven by growth of $603 million in worldwide home entertainment and $76 million in domestic theatrical motion picture distribution, partially offset by a decline of $95 million in international theatrical motion picture distribution.

      Improvements in worldwide home entertainment revenues reflected strong DVD and VHS sales driven by successful titles including Monsters, Inc., Pearl Harbor, Snow White and The Seven Dwarfs and Cinderella II: Dreams Come True along with the success of Miyazaki’s Spirited Away in Japan. In domestic theatrical motion picture distribution, revenue increases were driven by the performance of Monsters, Inc., Signs and Lilo & Stitch. Despite the success of Monsters, Inc., decreased international theatrical motion picture distribution revenues reflected stronger performance of fiscal 2001 titles, which included Pearl Harbor, Unbreakable and Dinosaur.

Costs and Expenses

      Costs and expenses increased 12%, or $669 million, driven by increases in worldwide home entertainment and worldwide theatrical motion picture distribution. Increased costs in worldwide home entertainment reflected higher marketing, distribution and participation costs due to Monsters, Inc. and Pearl Harbor on DVD and VHS. Higher costs in worldwide theatrical motion distribution reflected increased marketing and distribution costs and higher participation costs for Monsters, Inc. and Signs and a $98 million impairment write-down for Treasure Planet.

Segment Operating Income

      Segment operating income increased 5%, or $13 million, to $273 million, due to increases in worldwide home entertainment, partially offset by a decline in worldwide theatrical motion picture distribution.

Consumer Products

2003 vs. 2002

Revenues

      Revenues decreased 4%, or $96 million, to $2.3 billion, reflecting declines of $161 million at the Disney Store, partially offset by increases of $60 million in merchandise licensing and $30 million in publishing operations.

      The decline at the Disney Store is due primarily to the sale of the Disney Store business in Japan in the prior year, as well as lower comparative store sales and fewer stores in North America. The increase in merchandise licensing primarily reflected higher revenues from toy licensees, due in part to higher contractually guaranteed minimum royalties in North America, strong performance across Europe and increased royalties from direct-to-retail licenses. Higher publishing revenues were driven by increases in Europe, reflecting the strong performance of the Topolino, W.i.t.c.h. and Art Attack titles.

Costs and Expenses

      Costs and expenses, which consist primarily of labor, product costs (including product development costs, distribution and selling expenses) and leasehold and occupancy expenses, decreased 4% or $86 million. The decrease was primarily driven by lower costs at the Disney Store due to the sale of the Japan business and closures of Disney Store locations domestically. These decreases were partially offset by volume increases at publishing and higher divisional administrative costs.

Segment Operating Income

      Segment operating income decreased 3%, or $10 million, to $384 million, primarily driven by a decline at the Disney Store and increased administrative costs, partially offset by an increase in merchandise licensing due to increased sales.

Disney Stores

      The Company operates 474 Disney Stores in North America and Europe. During the year, the Company announced that it was pursuing strategic options for The Disney Store, including the possible sale of stores in North America and Europe, in order to focus on its core competencies and activities intended to increase capital returns. In connection with preparing the chain for sale, the Company expects to close a certain number of underperforming stores in North America.

      During fiscal 2003, the Company recorded charges totaling $16 million, principally reflecting fixed asset write-downs related to the stores it expects to close (and certain related facilities) and the cost of certain administrative headcount reductions. Fixed assets associated with the stores identified for closure have been written down to their fair value, determined on the basis of estimated future discounted cash flows through the expected date of the closures. The charges are reported in “restructuring and impairment charges” in the Consolidated Statements of Income.

      As store closures occur, the Company expects to incur additional charges related to lease termination costs and other actions that may be taken in connection with the disposition of the stores. Total future base rent commitments for the Disney Stores in North America and Europe totaled approximately $395 million as of September 30, 2003. Of these commitments, it is anticipated that the Company will bear the cost of those associated with the stores that will be closed, and that a buyer would assume those associated with stores that are sold. Total future base rent commitments for the stores that the Company expects to close were approximately $54 million as of September 30, 2003. In conjunction with the sale negotiations, the Company will undertake negotiations with lessors to seek favorable lease termination terms for stores that will be closed, but will likely incur charges related to the lease terminations in the second and third quarters of fiscal 2004. It is not possible at this time to determine what amount will ultimately be paid to terminate these leases.

      Management believes that the Company will recover its investment in stores that will be sold; however, it is possible that certain stores currently identified for sale may ultimately be closed which could result in additional charges.

      The following table provides supplemental revenues and operating income detail for The Disney Stores in North America and Europe, which includes the results of stores we expect to close:

	Year Ended
	September 30,

(in millions)	2003	2002

Revenues	$918	$983
Operating loss	(84)	(15)

      If we are successful in selling certain Disney Stores in North America and Europe, we would expect to receive royalty payments from the buyer under a long-term license for the Disney brand.

Consumer Products

2002 vs. 2001

Revenues

      Revenues decreased 6%, or $150 million, to $2.4 billion, reflecting declines of $63 million at Buena Vista Games, $57 million at the Disney Store and $52 million in merchandise licensing, partially offset by increases of $22 million in publishing operations.

      The decline in merchandise licensing reflected lower guarantee payments in the current year and soft merchandise licensing performance domestically and internationally. Lower revenues at Buena Vista Games were due to weaker performing personal computer CD-ROM and video game titles. At the Disney Store, higher comparative store sales were more than offset by lower revenues due to the sale of the Disney Store business in Japan during the third quarter of fiscal 2002 as well as the impact of store closures domestically. Higher publishing revenues were driven by successful releases during fiscal 2002 including Lucky Man: A Memoir by Michael J. Fox and Hope Through Heartsongs.

Costs and Expenses

      Costs and expenses decreased 7% or $143 million, primarily driven by lower costs at the Disney Store due to the sale of the Japan business, closures of Disney Store locations domestically and lower advertising costs. Decreased costs also reflected lower Buena Vista Games sales volumes as well as cost reductions at the Disney Catalog. These decreases were partially offset by volume increases at the Disney Stores and at publishing.

Segment Operating Income

      Segment operating income decreased 2%, or $7 million, to $394 million, primarily driven by declines in merchandise licensing and at Buena Vista Games, partially offset by increases at the Disney Store and the Disney Catalog.

STOCK OPTION ACCOUNTING

      Under the current provisions of Statement of Financial Standards No. 123 Accounting for Stock-Based Compensation (SFAS 123), the Company has elected to continue using the intrinsic-value method of accounting for stock-based awards granted to employees in accordance with Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees (APB 25). Accordingly, the Company has not recognized compensation expense for the fair value of its stock-based awards to employees in its Consolidated Statements of Income. Companies electing to continue to follow the APB 25 method must make pro forma disclosures, as if the fair value based method of accounting had been applied.

      The following table reflects pro forma net income (loss) and earnings (loss) per share had the Company elected to record an expense for the fair value of employee stock options pursuant to the provisions of SFAS 123:

	Year Ended
	September 30,

(in millions, except for per share data)	2003	2002	2001

Net income (loss) attributed to Disney common stock:
As reported	$1,267	$1,236	$(41)
Pro forma after stock option expense	973	930	(325)
Diluted earnings (loss) per share attributed to Disney common stock:
As reported	0.62	0.60	(0.02)
Pro forma after stock option expense	0.48	0.45	(0.15)

      These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years. The pro forma amounts assume that the Company had been following the fair value approach since the beginning of fiscal 1996.

      Fully diluted shares outstanding and diluted earnings per share include the effect of in-the-money stock options calculated based on the average share price for the period and assumes conversion of the convertible senior notes (see Note 7 to the Consolidated Financial Statements). The dilution from employee options increases as the Company’s share price increases, as shown below:

Average	Total		Percentage of	Hypothetical
Disney	In-the-Money	Incremental	Average Shares	FY 2003
Share Price	Options	Diluted Shares(1)	Outstanding	EPS Impact(3)

$18.56	38 million	— (2)	—	$0.00
25.00	119 million	12 million	0.6%	(0.01)
30.00	147 million	24 million	1.2%	(0.01)
40.00	212 million	49 million	2.4%	(0.02)
50.00	220 million	66 million	3.2%	(0.02)

(1)	Represents the incremental impact on fully diluted shares outstanding assuming the average share prices indicated, using the treasury stock method. Under the treasury stock method, the tax effected proceeds that would be received from the exercise of all in-the-money options are assumed to be used to repurchase shares.

(2)	Fully diluted shares outstanding for the year ended September 30, 2003 total 2,067 million and include the dilutive impact of in-the-money options at the average share price for the period of $18.56 and the assumed conversion of the convertible senior notes. At the average share price of $18.56, the dilutive impact of in-the-money options was 3 million shares for the year.

(3)	Based upon fiscal 2003 earnings of $1,267 million or $0.62 per share.

LIQUIDITY AND CAPITAL RESOURCES

      Cash and cash equivalents increased by $344 million during the year ended September 30, 2003. The change in cash and cash equivalents is as follows:

	Year Ended September 30,

(in millions)	2003	2002	2001

Cash provided by operations	$2,901	$2,286	$3,048
Cash used by investing activities	(1,034)	(3,176)	(2,015)
Cash (used) provided by financing activities	(1,523)	1,511	(1,257)

Increase (decrease) in cash and cash equivalents	$344	$621	$(224)

Operating Activities

      Cash provided by operations increased 27%, or $615 million, to $2.9 billion, reflecting higher pre-tax income adjusted for non-cash items, the collection of certain long-term receivables, working capital improvements and higher cash distributions from equity investees. These increases were partially offset by increased film and television production spending on fiscal 2004 productions. Working capital improvements were primarily due to smaller increases in accounts receivable compared to the prior year due to the timing of home video and theatrical releases.

Investing Activities

      Investing activities consist principally of investments in parks, resorts and other property and mergers, acquisition and divestiture activity. During fiscal 2003, investing activities consisted primarily of investments in parks, resorts and other property. During fiscal 2002, investing activities included approximately $2.8 billion for the acquisition of ABC Family Worldwide.

Investments in Parks, Resorts and Other Properties
      The five years between 1996 and 2001 represented a period of increased levels of capital investment at the Company, as we sought to strengthen and extend the competitive advantage of our key brands and businesses. During this period, capital spending averaged approximately $2 billion annually as we invested capital to transform our parks and resorts properties around the world by adding new theme parks and theme park attractions, hotel rooms and convention space. Having substantially completed this phase of investment, we have since decreased capital spending.

      During the year, the Company invested $1.0 billion in parks, resorts and other properties. Investments in parks, resorts and other properties by segment are as follows:

	Year Ended September 30,

(in millions)	2003	2002	2001

Media Networks	$203	$151	$207
Parks and Resorts	577	636	1,278
Studio Entertainment	49	37	36
Consumer Products	44	58	70
Corporate and unallocated shared expenditures	176	204	204

	$1,049	$1,086	$1,795

      Capital expenditures for the Parks and Resorts segment are principally for theme park and resort expansion, new rides and attractions, recurring capital and capital improvements. The decrease in fiscal 2003 as compared to fiscal 2002 was primarily due to the completion in the prior year of a new resort facility at Walt Disney World. Significant new attractions that were in process in fiscal 2003 included Tower of Terror at Disney’s California Adventure, Mission Space at Epcot and Mickey’s PhilharMagic at Walt Disney World. In addition to new attractions, fiscal 2003 spending included certain information systems projects at Walt Disney World.

      Capital expenditure increases at Media Networks primarily reflect investments in facilities and equipment for expanding and upgrading broadcast centers and production facilities, and also for upgrading television station facilities.

      Corporate and unallocated capital expenditures were primarily for information technology hardware and software.

       Other Investing Activities

      During the year, the Company invested $130 million primarily for the acquisition of a radio station. The Company also made equity contributions to Hong Kong Disneyland totaling $47 million and received proceeds of $166 million from the sale of the Angels and certain utility infrastructure at Walt Disney World.

      During fiscal 2002, the Company acquired ABC Family for $5.2 billion, which was funded with $2.9 billion of new long-term borrowings, plus the assumption of $2.3 billion of borrowings (of which $1.1 billion was subsequently repaid).

      During fiscal 2002, the Company received proceeds totaling $601 million from the sale of investments, primarily the remaining shares of Knight-Ridder, Inc., which the Company had received in connection with the disposition of certain publishing assets in fiscal 1997. Additionally, the Company received aggregate proceeds of $200 million from the sale of the Disney Store business in Japan and the sale of certain real estate properties in the U.K. and Florida.

      During fiscal 2001, the Company invested $480 million to acquire the copyright for certain intellectual property, radio station and publishing assets and the rights to a music library. In fiscal 2001, investing activities also included $137 million of cash proceeds generated primarily from the sale of Infoseek Japan, K.K. Cash proceeds from the sale of investments were primarily from the sale of the Knight-Ridder shares.

Financing Activities

      Cash used in financing activities during fiscal 2003 of $1.5 billion primarily reflected the net repayment of borrowings and the payment of dividends to shareholders.

      During the year, the Company’s borrowing activity was as follows:

(in millions)	Additions	Payments	Total

US medium term notes and other US dollar denominated debt	$299	$(1,024)	$(725)
Senior convertible notes	1,323	—	1,323
Repayment of debt incurred in connection with the ABC Family acquisition	—	(892)	(892)
Commercial paper borrowings (net change for the year)	—	(721)	(721)
European medium term notes	—	(127)	(127)
Other	13	(16)	(3)

	$1,635	$(2,780)	$(1,145)

      Debt instruments issued during the year had stated interest rates ranging from 2.125% to 5.875% and maturities in fiscal 2018 through fiscal 2023. See Note 7 to the Consolidated Financial Statements for more detailed information regarding the Company’s borrowings.

      At September 30, 2003, total committed borrowing capacity, capacity used and unused borrowing capacity were as follows:

	Committed	Capacity	Unused
(in millions)	Capacity	Used	Capacity

Bank facilities expiring 2004(1)(2)	$2,250	$163	$2,087
Bank facilities expiring 2005(1)	2,250	—	2,250

Total	$4,500	$163	$4,337

(1)	No commercial paper borrowings were outstanding as of September 30, 2003. These bank facilities allow for borrowings at LIBOR-based rates plus a spread, depending upon the Company’s public debt rating. As of September 30, 2003, the Company had not borrowed under these bank facilities.

(2)	The Company also has the ability to issue up to $350 million of letters of credit under this facility, which if utilized, reduces available borrowing. As of September 30, 2003, $163 million of letters of credit had been issued under this facility.

      The Company has filed a U.S. shelf registration statement which allows the Company to borrow up to $7.5 billion of which $1.8 billion was available at September 30, 2003. The Company also has a Euro medium-term note program, which permits issuance of approximately $4 billion of additional debt instruments, which has $2.5 billion of capacity at September 30, 2003.

      The Company declared an annual dividend of $0.21 per share on December 2, 2003 related to fiscal 2003. The dividend is payable on January 6, 2004 to shareholders of record on December 12, 2003. The Company paid a $429 million dividend ($0.21 per Disney share) related to fiscal 2002, on January 9, 2003 to shareholders of record on December 13, 2002. The Company paid a $428 million dividend ($0.21 per Disney share) during the first quarter of fiscal 2002 applicable to fiscal 2001 and paid a $438 million dividend ($0.21 per Disney share) during the first quarter of fiscal 2001 applicable to fiscal 2000.

      During fiscal 2001, the Company acquired approximately 63.9 million shares of Disney common stock and 1.8 million shares of Internet Group common stock for approximately $1.1 billion and $10 million, respectively. No shares were repurchased during fiscal 2002 and fiscal 2003. As of September 30, 2003, the Company was authorized to repurchase up to approximately 330 million shares of Company common stock.

      We believe that the Company’s financial condition is strong and that its cash balances, other liquid assets, operating cash flows, access to debt and equity capital markets and borrowing capacity, taken together, provide adequate resources to fund ongoing operating requirements and future capital expenditures related to the expansion of existing businesses and development of new projects. However, the Company’s operating cash flow and access to the capital markets can be impacted by macroeconomic factors outside of its control. In addition to macroeconomic factors, the Company’s borrowing costs can be impacted by short and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on the Company’s performance as measured by certain credit measures such as interest coverage and leverage ratios. On October 4, 2002, Standard & Poor’s Ratings Services lowered its long-term ratings on the Company to BBB+. Subsequently, on March 20, 2003, Standard & Poor’s placed the BBB+ long-term corporate credit rating of the Company on Credit Watch with negative implications. On December 3, 2003, Standard & Poor’s removed the Company’s long-term credit rating from Credit Watch with negative implications and affirmed its existing BBB+ with a negative outlook. At the same time, Standard & Poor’s affirmed its A-2 short-term corporate credit rating on the Company. On October 18, 2002, Moody’s Investors Service downgraded the Company’s long-term debt rating to Baa1 from A3, affirmed the P2 short-term rating and indicated that our outlook was stable. The Company’s bank facilities contain only one financial covenant, relating to interest coverage, which the Company met on September 30, 2003 by a significant margin.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND OFF BALANCE SHEET ARRANGEMENTS

      The Company has various contractual obligations which are recorded as liabilities in our consolidated financial statements. Other items, such as certain purchase commitments and other executory contracts are not recognized as liabilities in our consolidated financial statements but are required to be disclosed. For example, the Company is contractually committed to acquire broadcast programming and make certain minimum lease payments for the use of property under operating lease agreements.

      The following table summarizes our significant contractual obligations and commercial commitments at September 30, 2003 and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal payments on outstanding borrowings. Additional details regarding these obligations are provided in footnotes to the financial statements, as referenced in the table:

	Payments Due by Period

		Less than	1-3	4-5	More than
(in millions)	Total	1 Year	Years	Years	5 Years

Borrowings (Note 7)	$12,629	$2,393	$3,261	$1,469	$5,506
Operating lease commitments (Note 14)	2,150	271	463	383	1,033
Capital lease obligations (Note 14)	951	39	79	115	718
Sports programming commitments (Note 14)	8,790	2,661	4,497	1,424	208
Broadcast programming commitments (Note 14)	2,835	1,310	781	537	207

Total sports and other broadcast programming commitments	11,625	3,971	5,278	1,961	415
Creative talent and employment agreements(1)	1,115	485	519	97	14
Other(2)	472	202	223	21	26

Total contractual obligations(3)	$28,942	$7,361	$9,823	$4,046	$7,712

(1)	The Company’s commitments under creative talent agreements include obligations to actors, producers, sports personnel, executives, television and radio personalities.

(2)	Other firm commitments primarily includes commitments to fund Hong Kong Disneyland and also includes other commitments such as computer hardware maintenance commitments and minimum print and advertising commitments.

(3)	Comprised of the following:

Liabilities recorded on the balance sheet	$14,525
Commitments not recorded on the balance sheet	14,417

$28,942

      The Company also has obligations with respect to its pension and post-retirement medical benefit plans. See Note 9 to the Consolidated Financial Statements.

Contingent Commitments and Contingencies

      The Company also has certain contractual arrangements that would require the Company to make payments or provide funding if certain circumstances occur (“contingent commitments”). The Company does not currently expect that these contingent commitments will result in any amounts being paid by the Company.

      The Company has guaranteed certain special assessment and water/sewer revenue bond series issued by the Celebration Community Development District and the Enterprise Community Development District (collectively, the Districts). The bond proceeds were used by the Districts to finance the construction of infrastructure improvements and the water and sewer system in the mixed-use, residential community of Celebration, Florida. As of September 30, 2003, the remaining debt service obligation guaranteed by us was $103 million, of which $62 million was principal. The Company is responsible to satisfy any shortfalls in debt service payments, debt service and maintenance reserve funds, and to ensure compliance with specified rate covenants. To the extent that the Company has to fund payments under its guarantees, the Districts have an obligation to reimburse the Company from District revenues.

      The Company has also guaranteed certain bond issuances by the Anaheim Public Authority for a total of $111 million. The guarantee also extends to future interest payments that will total

$296 million over the 40-year life of the bond. The bond proceeds were used by the City of Anaheim to finance construction of infrastructure and a public parking facility adjacent to the Disneyland Resort. Revenues from sales, occupancy and property taxes from the Disneyland Resort and non-Disney hotels are used by the City of Anaheim to repay the bonds. In the event of a debt service shortfall, we will be responsible to fund the shortfall. To the extent that subsequent tax revenues exceed the debt service payments in subsequent periods, we would be reimbursed for any previously funded shortfalls.

      To date, tax revenues have exceeded the debt service payments for both the Celebration and Anaheim bonds.

      The Company has guaranteed payment of certain facility and equipment leases on behalf of a third-party service provider that supplies the Company with broadcasting transmission, post-production, studio and administrative services in the U.K. If the third-party service provider defaults on the leases, we would be responsible for the remaining obligation unless we find another service provider to take over the leases. As of September 30, 2003, the remaining facility and equipment lease obligation was $72 million. These leases expire in March 2014.

          Euro Disney

      The Company has a 39% interest in Euro Disney S.C.A., which operates the Disneyland Resort Paris. As of September 30, 2003, the Company’s investment in and accounts and notes receivable from Euro Disney totaled $494 million, including $117 million drawn under a line of credit which is due in June 2004. The maximum amount available under the line is 168 million Euros ($192 million at September 30, 2003 exchange rates).

      The slowdown in the European travel and tourism industry has negatively affected Euro Disney’s results of operations and cash flow. In response to this situation, Euro Disney initiated discussions with its lenders and the Company to obtain waivers of its fiscal 2003 loan covenants and to obtain supplemental financing to address Euro Disney’s cash requirements.

      As a result of an agreement entered into on March 28, 2003, the Company did not charge Euro Disney royalties and management fees for the period from January 1, 2003 to September 30, 2003. During the last three quarters of fiscal 2002, the Company’s royalty and management fee income from Euro Disney totaled $27 million. Additionally, the Company agreed to allow Euro Disney to pay its royalties and management fees annually in arrears for fiscal 2004, instead of quarterly.

      On November 3, 2003, Euro Disney obtained waivers from its lenders, effective through March 31, 2004, with respect to covenants for fiscal 2003. The agreement is expected to give Euro Disney, its lenders and the Company time to find a resolution to Euro Disney’s financial situation. In conjunction with the bank waivers, the Company has provided a new 45 million Euros ($52 million at September 30, 2003 exchange rates) subordinated credit facility, which can be drawn on through March 31, 2004 only after Euro Disney’s existing line of credit with the Company is fully drawn. Repayment of any amount drawn down on the new credit facility is subject to Euro Disney meeting certain financial thresholds or the prior repayment of all of Euro Disney’s existing debt to its lenders.

      Euro Disney is currently engaged in discussions with its agent banks and the Company to obtain supplemental financing to address its cash requirements. Such financing may include an extension or change in the terms associated with the Company’s credit line or additional commitments from the Company. If a resolution to Euro Disney’s future financing needs is not obtained by March 31, 2004, the waivers would expire and Euro Disney’s lenders could accelerate the maturity of Euro Disney’s debt. Should that occur, Euro Disney would be unable to meet all of its debt obligations. The Company believes that Euro Disney will ultimately obtain the requisite loan modifications and additional financing; however, there can be no assurance that this will be the case. Should Euro Disney be unable to obtain loan modifications and/or additional financing, some or all of the Company’s $494 million Euro Disney investment and receivables would likely become impaired.

Additionally, it is possible that financing modifications and/or the form of the resolution could result in a partial impairment of the Company’s Euro Disney investment and receivables.

      As of September 30, 2003, Euro Disney had, on a US GAAP basis, total assets of $3.4 billion and total liabilities of $3.3 billion, including borrowings totaling $2.5 billion. See Notes 2 and 4 to the Consolidated Financial Statements for additional information related to Euro Disney’s financial position and results of operations as well as the potential impact of FASB Interpretation No. 46.

      In connection with a financial restructuring of Euro Disney in 1994, Euro Disney Associés S.N.C. (Disney SNC), a wholly owned affiliate of the Company, entered into a lease arrangement with a financing company with a noncancelable term of 12 years related to substantially all of the Disneyland Park assets, and then entered into a 12-year sublease agreement with Euro Disney on substantially the same terms. Remaining lease rentals at September 30, 2003 of approximately $544 million receivable from Euro Disney under the sublease approximate the amounts payable by Disney SNC under the lease. At the conclusion of the sublease term, Euro Disney will have the option of assuming Disney SNC’s rights and obligations under the lease for a payment of $90 million over the ensuing 15 months. If Euro Disney does not exercise its option, Disney SNC may purchase the assets, continue to lease the assets or elect to terminate the lease. In the event the lease is terminated, Disney SNC would be obligated to make a termination payment to the lessor equal to 75% of the lessor’s then outstanding debt related to the Disneyland Park assets, which payment would be approximately $1.3 billion. Disney SNC would then have the right to sell or lease the assets on behalf of the lessor to satisfy the remaining debt, with any excess proceeds payable to Disney SNC. Notwithstanding Euro Disney’s financial difficulties, the Company believes it is unlikely that Disney SNC would be required to pay the 75% lease termination payment as the Company currently expects that in order for Euro Disney to continue its business it will either exercise its assumption option in 2006 or that the assumption of the lease by Euro Disney will otherwise be provided for in the resolution to Euro Disney’s financial situation.

          Insurance

      Significant changes have occurred during 2002 and 2001 in the commercial insurance market which impacted the cost and availability of the Company’s insurance coverage. We have successfully renewed all of our policies in the current fiscal year, with premiums and deductibles at levels consistent with the prior year. In 2002, the Company established a wholly owned captive insurance company to insure certain components of loss exposure which were previously insured by third-party insurance companies. The Company’s risk of loss created by the captive insurance company has been reduced during 2003 by the ability of the Company to economically transfer some of this additional risk to third-party insurers.

          Aircraft Leases

      As disclosed in Note 4 to the Consolidated Financial Statements, based on United Airlines’ bankruptcy filing, the Company believes it is unlikely that it will recover its aircraft leveraged lease investment with United Airlines. During the first quarter of the current year, the Company wrote-off its investment in leveraged leases with United Airlines and the pre-tax charge of $114 million for the write-off is reported in “net interest expense” in the Consolidated Statements of Income. As of September 30, 2003, the Company’s remaining net aircraft leveraged lease investment totaled approximately $175 million, consisting of $119 million and $56 million with Delta Air Lines and FedEx, respectively. Given the current status of the airline industry, we continue to monitor the recoverability of these investments, particularly Delta Air Lines. The inability of Delta Air Lines to make their lease payments, or the termination of our leases in bankruptcy proceeding, could result in a material charge for the write-down of some or all our investment and acceleration of income tax payments.

          Legal and Tax Matters

      As disclosed in Notes 8 and 14 to the Consolidated Financial Statements, the Company has exposure for certain legal and tax matters. Management believes that it is currently not possible to estimate the impact, if any, that the ultimate resolution of these matters will have on the Company’s operations, financial position or cash flows.

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

Film and Television Revenues and Costs

      We expense the cost of film and television production and participations as well as certain multi-year sports rights over the applicable product life cycle based upon the ratio of the current period’s gross revenues to the estimated remaining total gross revenues or straight-line, as appropriate. These estimates are calculated on an individual production basis for film and television and on an individual contract basis for sports rights. Estimates of total gross revenues can change due to a variety of factors, including the level of market acceptance, advertising rates and subscriber fees.

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

      Costs of film and television productions and programming costs for our television and cable networks are subject to valuation adjustments pursuant to the applicable accounting rules. The net realizable value of the television broadcast program licenses and rights are reviewed using a daypart methodology. The Company’s dayparts are: early morning, daytime, late night, prime time, news, children and sports (includes network and cable). A daypart is defined as an aggregation of programs broadcast during a particular time of day or programs of a similar type. The net realizable values of other cable programming are reviewed on an aggregated basis for each cable channel. Estimated values are based upon assumptions about future demand and market conditions. If actual demand or market conditions are less favorable than our projections, film, television and programming cost write-downs may be required.

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

Pension and Postretirement Benefit Plan Actuarial Assumptions

      The Company’s pension benefit and postretirement medical benefit obligations and related costs are calculated using actuarial concepts, within the framework of Statement of Financial Accounting Standards No. 87 Employer’s Accounting for Pensions (SFAS 87) and Statement of Financial Accounting Standards No. 106, Employers’ Accounting for Postretirement Benefit Other than Pension (SFAS 106), respectively. Two critical assumptions, the discount rate and the expected return on plan assets, are important elements of expense and/or liability measurement. We evaluate these critical assumptions annually. Other assumptions involve demographic factors such as retirement, mortality, turnover and rate of compensation increases.

      The discount rate enables us to state expected future cash flow as a present value on the measurement date. The guideline for setting this rate is a high-quality long-term corporate bond rate. A lower discount rate increases the present value of benefit obligations and increases pension expense. We reduced our discount rate to 5.85% in 2003 from 7.20% in 2002 to reflect market interest rate conditions. A one percentage point decrease in the assumed discount rate would increase annual expense and the projected benefit obligation by $28 million and $650 million, respectively. A one percentage point increase in the assumed discount rate would decrease annual expense and projected benefit obligations by $26 million and $541 million, respectively.

      To determine the expected long-term rate of return on the plan assets, we consider the current and expected asset allocation, as well as historical and expected returns on each plan asset class. A lower expected rate of return on pension plan assets will increase pension expense. Our long-term expected return on plan assets was 7.50% and 8.50% in 2003 and 2002, respectively. A one percentage point increase/decrease in the long-term return on pension plan asset assumption would decrease/increase annual pension expense by $31 million.

Goodwill, Intangible Assets, Long-lived Assets and Investments

      Effective October 1, 2001, we adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142), as described more fully in Note 2 to the Consolidated Financial Statements. Goodwill and other intangible assets must be tested for impairment on an annual basis. We completed our impairment testing as of September 30, 2003 and determined that there were no impairment losses related to goodwill and other intangible assets. In assessing the recoverability of goodwill and other intangible assets, market values and projections regarding estimated future cash flows and other factors are used to determine the fair value of the respective assets. If these estimates or related projections change in the future, we may be required to record impairment charges for these assets.

      For purposes of performing the impairment test for goodwill and other intangible assets as required by SFAS 142 we established the following reporting units: Cable Networks, Television Broadcasting, Radio, Studio Entertainment, Consumer Products and Parks and Resorts.

      For purposes of performing our impairment test, we used a present value technique (discounted cash flow) to determine fair value for all of the reporting units except for the Television Broadcasting Group. The Television Broadcasting reporting unit includes the ABC Television Network and owned and operated television stations. These businesses have been grouped together because their respective cash flows are dependent on one another. For purposes of our impairment test, we used a present value technique to value the owned and operated television stations and a revenue multiple to value the television network. We did not use a present value technique or a market multiple approach to value the television network as a present value technique would not capture the full fair value of the television network and there have been no recent comparable sale transactions for a television network. We applied what we believe to be the most appropriate valuation methodologies for each of the reporting units. If we had established different reporting units or utilized different valuation methodologies the impairment test results could differ.

      Long-lived assets include certain long-term investments. The fair value of the long-term investments is dependent on the performance of the investee companies, as well as volatility inherent in the external markets for these investments. In assessing potential impairment for these investments, we consider these factors as well as forecasted financial performance of our investees. If these forecasts are not met, impairment charges may be required.

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

Income Tax Audits

      As a matter of course, the Company is regularly audited by federal, state and foreign tax authorities. From time to time, these audits result in proposed assessments. The Internal Revenue Service (IRS) has completed its examination of the Company’s federal income tax returns for 1993 through 1995 and has proposed assessments that challenge certain of the Company’s tax positions. The Company has negotiated the settlement of a number of these assessments, and is pursuing an administrative appeal before the IRS with regard to the remainder. If the remaining proposed assessments are upheld through the administrative and legal process, they could have a material impact on the Company’s earnings and cash flow. However, the Company believes that its tax positions comply with applicable tax law and intends to defend its positions vigorously. The Company believes it has adequately provided for any reasonably foreseeable outcome related to these matters. Accordingly, although their ultimate resolution may require additional cash tax payments, the Company does not anticipate any material earnings impact from these matters. During the fourth quarter of fiscal 2003, the Company favorably resolved certain state income tax audit issues and the corresponding reduction in income tax expense was due to the release of related income tax reserves and is reflected in the current year income tax provision. See Note 8 to the Consolidated Financial Statements.

ACCOUNTING CHANGES

SFAS 150

      In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 150 (SFAS 150), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150, establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The adoption of SFAS 150 in the fiscal fourth quarter of 2003 did not have a material impact on the Company’s results of operation or financial position.

SFAS 149

      In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (SFAS 149), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). The adoption of SFAS 149 in the fiscal fourth quarter of 2003 did not have a material impact on the Company’s results of operation or financial position.

EITF 00-21

      The Company adopted Emerging Issues Task Force (EITF) No. 00-21, Revenue Arrangements with Multiple Deliverables (EITF 00-21) in the fiscal fourth quarter of 2003. This new accounting rule addresses revenue recognition for revenues derived from a single contract that contains multiple products or services. The rule provides additional requirements to determine when such revenues may be recorded separately for accounting purposes. Historically, the Company has recognized the NFL broadcast portion of ESPN’s affiliate revenue when the NFL games were aired, as ESPN’s affiliate contracts provided a basis for allocating such revenue between NFL and non-NFL programming. Since the cost of the NFL rights has also been recognized as the games were aired, the Company recognized both the NFL revenues and NFL costs in the quarters the games were aired.

      Under EITF 00-21’s requirements for separating the revenue elements of a single contract, the Company will no longer allocate ESPN’s affiliate revenue between NFL and non-NFL programming for accounting purposes. As a consequence, the Company will no longer match all NFL revenue with NFL costs as ESPN affiliate revenue (including the NFL portion) will be recognized ratably throughout the year, while NFL contract costs will continue to be recognized in the quarters the games are aired. This accounting change impacts only the timing of revenue recognition and has no impact on cash flow. As a result of this change, the Media Networks segment will report significantly reduced revenue and profitability in the first fiscal quarter when the majority of the NFL games are aired, with commensurately increased revenues and profits in the second and third fiscal quarters.

      The Company has elected to adopt this new accounting rule using the cumulative effect approach. In the fiscal fourth quarter of 2003, the Company recorded an after-tax charge of $71 million for the cumulative effect of a change in accounting as of the beginning of fiscal year 2003. This amount represents the revenue recorded for NFL games in the fourth quarter of fiscal year 2002, which would have been recorded ratably over fiscal 2003 under the new accounting method. The impact in the fourth quarter reflects the recognition of the remaining $34 million of the $71 million cumulative effect, offset by the $36 million impact of not recognizing NFL revenue that, under the pre-EITF 00-21 method, the Company would have recorded in the fourth quarter of fiscal 2003 as the games were aired. This amount will be recognized during fiscal year 2004. The following table shows the quarterly effect on fiscal year 2003 of this new accounting method.

	Three Months		Three Months		Three Months		Three Months
	Ended		Ended		Ended		Ended		Year Ended
	Dec 31, 2002		Mar 31, 2003		June 30, 2003		Sept 30, 2003		Sept 30, 2003

	Net		Net		Net		Net		Net
(in millions, except per share data)	Income	EPS(1)	Income	EPS(1)	Income	EPS(1)	Income	EPS(1)	Income	EPS(1)

Results prior to EITF 00-21 adoption	$256	$0.13	$229	$0.11	$400	$0.19	$417	$0.20	$1,302	$0.63
Quarterly impact of accounting change	(149)	(0.07)	85	0.04	102	0.05	(2)	(0.00)	36	0.02

	107	0.06	314	0.15	502	0.24	415	0.20	1,338	0.65
Cumulative effect of accounting change	(71)	(0.03)	—	—	—	—	—	—	(71)	(0.03)

Results subsequent to EITF 00-21 adoption	$36	$0.02	$314	$0.15	$502	$0.24	$415	$0.20	$1,267	$0.62

(1)	EPS amounts are based on diluted shares outstanding and may not add due to rounding.

FIN 46

      In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46) and amended it in October 2003, such that it is now effective for the Company in the first fiscal quarter of 2004. Variable interest entities (VIEs) are entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability based on criteria set forth in the interpretation. All VIEs, with which the Company is involved, must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes.

      The Company has equity interests in certain entities, including Euro Disney S.C.A. (Euro Disney) and Hongkong International Theme Parks Limited (Hong Kong Disneyland), which are currently not consolidated, but under current rules are accounted for under the equity or cost method of accounting. The current FIN 46 guidance is still evolving with several proposed amendments and clarifications recently issued through an exposure draft release. While we continue to evaluate the total impact of FIN 46, based on the current exposure draft, the Company anticipates that it will likely be required to consolidate Euro Disney and Hong Kong Disneyland in the first quarter of fiscal 2004. See Note 4 to the Consolidated Financial Statements for the impact of consolidating Euro Disney and Hong Kong Disneyland. The Company also has variable interests in certain other entities, including, but not limited to, financing arrangements for film rights and certain capital assets. These entities may be considered VIEs under FIN 46 and we may be required to consolidate certain of them.

      Management believes that recognition of any additional liabilities as a result of consolidating any VIEs would not increase the level of claims on the general assets of the Company; rather, they would represent claims against the additional assets recognized by the Company as a result of consolidating the VIEs. Conversely, we believe that any additional assets recognized as a result of consolidating any VIEs would not represent additional assets of the Company that could be used to satisfy claims by the creditors of the Company. In addition, the potential consolidation of VIEs in which the Company is not the majority equity holder will generally result in an increase in the minority interest in our financial statements.

FIN 45

      In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 requires a guarantor to recognize a liability, at the inception of the guarantee, for the fair value of obligations it has undertaken in issuing the guarantee and also requires more detailed disclosures with respect to guarantees. FIN 45 is effective for guarantees issued or modified after December 31, 2002 and requires additional disclosures for existing guarantees. The adoption of FIN 45 did not have a material impact on the Company’s results of operations or financial position. The Company has provided additional disclosure with respect to guarantees in Note 14 to the Consolidated Financial Statements.

SFAS 146

      The Company adopted Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146) effective October 1, 2002, which did not have a material impact on its consolidated results of operations and financial position. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred, rather than when the exit or disposal plan was committed to as was generally the case under the previous rules.

SFAS 144

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

SFAS 143

      The Company adopted Statement of Financial Accounting Standards No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets (SFAS 143) in October 1, 2002, which did not have a material impact on its consolidated results of operations and financial position. SFAS 143 establishes standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost.

SFAS 142

      Effective October 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets. As a result of adopting SFAS 142, goodwill and a substantial amount of the Company’s intangible assets are no longer amortized. Pursuant to SFAS 142, goodwill and other intangible assets must be tested for impairment on an annual basis. During the fourth quarter of fiscal 2003, the Company updated its impairment review, which indicated that there was no impairment. See Note 6 to the Consolidated Financial Statements.

SFAS 141

      In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS 141), which requires all business combinations initiated after June 30, 2001 be accounted for under the purchase method.

SOP 00-2

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

SFAS 133

      In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 Accounting for Derivative Instruments and Hedging Activities (SFAS 133), subsequently amended by SFAS No. 137 and SFAS No. 138. SFAS 133 requires that derivatives be recorded on the balance sheet at fair value. Changes in the fair value of derivatives will either be recognized in earnings as offsets to the changes in fair value of related hedged assets, liabilities and firm commitments or, for forecasted transactions, deferred and recorded as a component of accumulated other comprehensive income (AOCI) until the hedged transactions occur and are recognized in earnings. The ineffective portion of a hedging derivative’s change in fair value will be immediately recognized in earnings.

      As a result of adopting SFAS 133 as of October 1, 2000, and in accordance with the transition provisions, the Company recorded (1) an after-tax charge of $50 million, in its Consolidated Statements of Income representing the cumulative effect of the adoption and (2) an after-tax unrealized gain of $60 million in AOCI.

FORWARD-LOOKING STATEMENTS

      The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company. We may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to our shareholders. Such statements may, for example, express expectations or projections about future actions that we may take, including restructuring or strategic initiatives or about developments beyond our control including changes in domestic or global economic conditions. These statements are made on the basis of management’s views and assumptions as of the time the statements are made and we undertake no obligation to update these statements. There can be no assurance, however, that our expectations will necessarily come to pass.

      Factors that may affect forward-looking statements. For an enterprise as large and complex as the Company, a wide range of factors could materially affect future developments and performance, including the following:

Changes in Company-wide or business-unit strategies, which may result in changes in the types or mix of businesses in which the Company is involved or will invest;

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

Changes in cost of providing pension and other post-retirement benefits, including changes in health care costs, investment returns on plan assets, and discount rates used to calculate pension and related liabilities;

Increased competitive pressures, both domestically and internationally, which may, among other things, affect the performance of the Company’s parks and resorts operations, divert consumers from our creative or other products, or to other products or other forms of entertainment, or lead to increased expenses in such areas as television programming acquisition and motion picture production and marketing;

Legal and regulatory developments that may affect particular business units, such as regulatory actions affecting environmental activities, consumer products, theme park safety, broadcasting or Internet activities or the protection of intellectual property; the imposition by foreign countries of trade restrictions or motion picture or television content requirements or quotas, and changes in domestic or international tax laws or currency controls;

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

Changing public and consumer tastes and preferences, which may, among other things, affect the Company’s entertainment, broadcasting and consumer products businesses generally or the Company’s parks and resorts operations specifically, or result in increases in broadcasting losses or loss of advertising revenue;

Changes in or termination of long-term contracts for the acquisition or distribution of media programming or products, which may impact the availability of programming or product, the cost of acquired content, the ability to distribute content, or the revenue recognized from the distribution of content; and

International, political, health concerns and military developments that may affect among other things, travel and leisure businesses generally or the Company’s parks and resorts operations specifically, or result in increases in broadcasting costs or loss of advertising revenue.

      This list of factors that may affect future performance and the accuracy of forward-looking statements is illustrative, but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

      The Company is exposed to the impact of interest rate changes, foreign currency fluctuations and changes in the market values of its investments.

      Policies and Procedures

      In the normal course of business, we employ established policies and procedures to manage the Company’s exposure to changes in interest rates, foreign currencies and the fair market value of certain investments in debt and equity securities using a variety of financial instruments.

      Our objectives in managing exposure to interest rate changes are to limit the impact of interest rate volatility on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we primarily use interest rate swaps to manage net exposure to interest rate changes related to the Company’s portfolio of borrowings. By policy, the Company maintains fixed-rate debt as a percentage of its net debt between a minimum and maximum percentage.

      Our objective in managing exposure to foreign currency fluctuations is to reduce earnings and cash flow volatility in order to allow management to focus on core business issues and challenges. Accordingly, the Company enters into various contracts that change in value as foreign exchange rates change to protect the value of its existing foreign currency assets, liabilities, commitments and forecasted foreign currency revenues. The Company utilizes option strategies and forward contracts that provide for the sale of foreign currencies to hedge probable, but not firmly committed, revenues. The Company also uses forward contracts to hedge foreign currency assets and liabilities. The principal foreign currencies hedged are the Euro, British pound, Japanese yen and Canadian dollar. Cross-currency swaps are used to effectively convert foreign currency denominated borrowings to U.S. dollar denominated borrowing. By policy, the Company maintains hedge coverage between minimum and maximum percentages of its forecasted foreign exchange exposures generally for periods not to exceed five years. The gains and losses on these contracts offset changes in the value of the related exposures.

      In addition, we use various financial instruments to minimize the exposure to changes in fair market value of certain investments in debt and equity securities.

      It is the Company’s policy to enter into foreign currency and interest rate derivative transactions and other financial instruments only to the extent considered necessary to meet its objectives as stated above. The Company does not enter into these transactions for speculative purposes.

      Value at Risk

      We utilize a “Value-at-Risk” (VAR) model to determine the maximum potential one-day loss in the fair value of interest rate, foreign exchange and qualifying equity sensitive financial instruments. The VAR model estimates are made assuming normal market conditions and a 95% confidence level. Various modeling techniques can be used in a VAR computation. The Company’s computations are based on the interrelationships between movements in various interest rates, currencies and equity prices (a “variance/co-variance” technique). These interrelationships were determined by observing interest rate, foreign currency and equity market changes over the preceding quarter for the calculation of VAR amounts at year-end and over each of the four quarters for the calculation of average VAR amounts during the year ended September 30, 2003. The model includes all of the Company’s debt as well as all interest rate and foreign exchange derivative contracts and qualifying equity investments. The values of foreign exchange options do not change on a one-to-one basis with the underlying currencies, as exchange rates vary. Therefore, the hedge coverage assumed to be obtained from each option has been adjusted to reflect its respective sensitivity to changes in foreign currency values. Forecasted transactions, firm commitments and receivables and payables denominated in foreign currencies, which certain of these instruments are intended to hedge, were excluded from the model.

      The VAR model is a risk analysis tool and does not purport to represent actual losses in fair value that will be incurred by the Company, nor does it consider the potential effect of favorable changes in market factors. See Note 13 to the Consolidated Financial Statements regarding the Company’s financial instruments at September 30, 2003 and 2002.

      VAR on a combined basis increased from $33 million at September 30, 2002 to $51 million at September 30, 2003. The majority of this increase was in interest rate sensitive instruments, due to the fact that the Company has taken advantage of the current low interest rate environment by replacing variable rate debt with fixed-rate debt obligations. The market value of fixed-rate debt is more sensitive to changes in interest rates than floating-rate debt and accordingly, is driving the increase in the VAR.

      The estimated maximum potential one-day loss in fair value, calculated using the VAR model, is as follows:

	Interest Rate	Currency
	Sensitive	Sensitive	Equity Sensitive
	Financial	Financial	Financial	Combined
(in millions)	Instruments	Instruments	Instruments	Portfolio

VAR as of September 30, 2003	$57	$18	$1	$51
Average VAR during the year ended September 30, 2003	$51	$14	$1	$49
Highest VAR during the year ended September 30, 2003	$65	$18	$1	$65
Lowest VAR during the year ended September 30, 2003	$41	$12	$1	$40
VAR as of September 30, 2002	$39	$15	$1	$33

ITEM 8.	Financial Statements and Supplementary Data

      See Index to Financial Statements and Supplemental Data on page 62.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

ITEM 9A.	Controls and Procedures

      We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors.

      Based on their evaluation as of September 30, 2003, the principal executive officer and principal financial officer of The Walt Disney Company have concluded that The Walt Disney Company’s disclosure controls and procedures (as defined in Rules 13a-14[c] and 15d-14[c] under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by The Walt Disney Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

      In fiscal 2002, the Company initiated a company-wide implementation of new integrated finance and human resources applications software, related information technology systems, and enterprise wide shared services (the new systems). A limited number of the Company’s businesses were using these new systems at September 30, 2002. During fiscal 2003, the Company continued its implementation and at September 30, 2003, a substantial number of the Company’s business units were using the new systems. As a result of subsequent implementations, as of the date of this report, the majority of the Company’s businesses are using the new systems. The implementation has involved changes in systems that included internal controls, and accordingly, these changes have required changes to our system of internal controls. We have reviewed each system as it is being implemented and the controls affected by the implementation of the new systems, and made appropriate changes to affected internal controls as we implemented the new systems. We believe that the controls as modified are appropriate and functioning effectively.

PART III

ITEM 10.	Directors and Executive Officers of the Company

      Information regarding Section 16 (a) compliance, the Audit Committee, the Company’s code of ethics and background of the directors appearing under the captions “Stock Ownership,” “Governance of the Company” and “Election of Directors” in the Company’s Proxy Statement for the 2004 annual meeting of Shareholders is hereby incorporated by reference.

      Information regarding executive officers is included in Part I of this Form 10-K as permitted by General Instruction G(3).

ITEM 11.	Executive Compensation

      Information appearing under the captions “How are directors compensated?” and “Executive Compensation” (other than the Report of the Compensation Committee) in the 2004 Proxy Statement is hereby incorporated by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      Information setting forth the security ownership of certain beneficial owners and management appearing under the caption “Stock Ownership” in the 2004 Proxy Statement is hereby incorporated by reference.

ITEM 13.	Certain Relationships and Related Transactions

      Information regarding certain related transactions appearing under the captions “Governance of the Company” and “Executive Compensation” in the 2004 Proxy statement is hereby incorporated by reference.

ITEM 14.	Principal Accountant Fees and Services

      Information appearing under the captions “Fees to Independent Auditors for fiscal 2003 and 2002” in the 2004 Proxy Statement is hereby incorporated by reference.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	Exhibits and Financial Statements and Schedules

      (1) Financial Statements and Schedules

           See Indices to Financial Statements and Supplemental Data at page 62.

      (2) Exhibits

           The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

	Exhibit	Location

3(a)	Amended and Restated Certificate of Incorporation of the Company	Annex C to the Joint Proxy Statement/ Prospectus included in the Registration Statement on Form S-4 (No. 333-88105) of the Company, filed Sept. 30, 1999
3(b)	Bylaws of the Company	Exhibit 3 to the Form 10-Q of the Company for the period ended Mar. 30, 2000
4(a)	Form of Registration Rights Agreement entered into or to be entered into with certain stockholders	Exhibit B to Exhibit 2.1 to the Current Report on Form 8-K of Disney Enterprises, Inc. (‘DEI‘), dated July 31, 1995
4(b)	Five-Year Credit Agreement, dated as of Mar. 8, 2000	Exhibit 4(b) to the Form 10-K of the Company for the period ended September 30, 2000
4(c)	Amendment No. 1 dated October 24, 2003 to five-year credit agreement	Filed herewith
4(d)	Indenture, dated as of Nov. 30, 1990, between DEI and Bankers Trust Company, as Trustee	Exhibit 2 to the Current Report on Form 8-K of DEI, dated Jan. 14, 1991
4(e)	Indenture, dated as of Mar. 7, 1996, between the Company and Citibank, N.A., as Trustee	Exhibit 4.1(a) to the Current Report on Form 8-K of the Company, dated Mar. 7, 1996
4(f)	Senior Debt Securities Indenture, dated as of September 24, 2001, between the Company and Wells Fargo Bank, N.A., as Trustee	Exhibit 4.1 to the Current Report on Form 8-K of the Company, dated September 24, 2001
4(g)	Other long-term borrowing instruments are omitted pursuant to Item 601(b) (4) (iii) of Regulation S-K. The Company undertakes to furnish copies of such instruments to the Commission upon request
10(a)	(i) Agreement on the Creation and the Operation of Euro Disneyland en France, dated Mar. 25, 1987, and (ii) Letter relating thereto of the Chairman of Disney Enterprises, Inc., dated Mar. 24, 1987	Exhibits 10(b) and 10(a), respectively, to the Current Report on Form 8-K of DEI, dated Apr. 4, 1987
10(b)	Composite Limited Recourse Financing Facility Agreement, dated as of Apr. 27, 1988, between DEI and TDL Funding Company, as amended	Exhibit 10(b) to the Form 10-K of the Company for the period ended September 30, 1997

	Exhibit	Location

10(c)	Employment Agreement, dated June 29, 2000, between the Company and Michael D. Eisner	Exhibit 10(a) to the Form 10-Q of the Company for the period ended June 30, 2000
10(d)	Employment Agreement, dated Jan. 24, 2000, between the Company and Robert A. Iger	Exhibit 10 to the Form 10-Q of the Company for the period ended Mar. 30, 2000
10(e)	Amendment, dated April 15, 2002, to the Employment Agreement between the Company and Robert A. Iger	Exhibit 10(e) to the Form 10-K of the Company for the period ended September 30, 2002
10(f)	Consulting Agreement dated as of February 22, 2003 between the Company and Louis M. Meisinger	Exhibit 10(a) to the Form 10-Q of the Company for the period ended March 31, 2003
10(g)	Employment Agreement, dated September 26, 2003 between the Company and Alan N. Braverman	Filed herewith
10(h)	Employment Agreement, dated September 26, 2003 between the Company and Thomas O. Staggs	Filed herewith
10(i)	Director’s Retirement Policy	Exhibit 10(a) to the Form 10-Q of the Company for the period ended December 31, 2002
10(j)	Form of Indemnification Agreement for certain officers and directors	Annex C to the Proxy Statement for the 1988 annual meeting of DEI
10(k)	1995 Stock Option Plan for Non-Employee Directors	Exhibit 20 to the Form S-8 Registration Statement (No. 33-57811) of DEI, dated Feb. 23, 1995
10(l)	Amended and Restated 1990 Stock Incentive Plan and Rules	Appendix B-2 to the Joint Proxy Statement/ Prospectus included in the Form S-4 Registration Statement (No. 33-64141) of DEI, dated Nov. 13, 1995
10(m)	Amended and Restated 1995 Stock Incentive Plan and Rules	Exhibit 4.3 to the Form S-8 Registration Statement (No. 333-74624) of the Company, dated December 6, 2001
10(n)	(i) 1987 Stock Incentive Plan and Rules and (ii) 1984 Stock Incentive Plan and Rules	Exhibits 1(a), 1(b), 2(a) and 2(b), respectively, to the Prospectus contained in the Form S-8 Registration Statement (No. 33-26106) of DEI, dated Dec. 20, 1988
10(o)	Contingent Stock Award Rules under DEI’s 1984 Stock Incentive Plan	Exhibit 10(t) to the Form 10-K of DEI for the period ended September 30, 1986
10(p)	Amendment, dated June 26, 2000, to the Company’s Stock Incentive Plans	Exhibit 10(b) to the Form 10-Q of the Company for the period ended June 30, 2000
10(q)	Bonus Performance Plan for Executive Officers	Exhibit 10(1) to the Form 10-K of the Company for the period ended September 30, 1998

	Exhibit	Location

10(r)	2002 Executive Performance Plan	Annex 1 to the Proxy Statement for the 2002 annual meeting of the Company
10(s)	Amended and Restated 1997 Non-Employee Directors Stock and Deferred Compensation Plan	Annex II to the Proxy Statement for the 2003 annual meeting of the Company
10(t)	Key Employees Deferred Compensation and Retirement Plan	Exhibit 10(u) to the Form 10-K of the Company for the period ended September 30, 1997
10(u)	Group Personal Excess Liability Insurance Plan	Exhibit 10(o) to the Form 10-K of the Company for the period ended September 30, 1997
10(v)	Family Income Assurance Plan (summary description)	Exhibit 10(p) to the Form 10-K of the Company for the period ended September 30, 1997
10(w)	Employee Stock Option Plan of Capital Cities/ ABC, Inc., as amended	Exhibit 10(f) to the 1992 Form 10-K of Capital Cities/ABC, Inc.
10(x)	1991 Stock Option Plan of Capital Cities/ ABC, Inc., as amended	Exhibit 6(a)(i) to the Form 10-Q of the Company for the period ended Mar. 31, 1996
21	Subsidiaries of the Company	Filed herewith
23	Consent of PricewaterhouseCoopers LLP	Included herein at page 63
31(a)	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31(b)	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32(a)	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished herewith
32(b)	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished herewith

*	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

(b) Reports on Form 8-K

      During the quarter ended September 30, 2003, the Company filed the following Report on Form 8-K:

(1)	Current report on Form 8-K filed July 31, 2003 setting forth the earnings release for the fiscal quarter ended June 30, 2003

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE WALT DISNEY COMPANY

(Registrant)

Date: December 12, 2003	By: /s/ MICHAEL D. EISNER

(Michael D. Eisner, Chairman of the Board and Chief Executive Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer /s/ MICHAEL D. EISNER (Michael D. Eisner)	Chairman of the Board and Chief Executive Officer	December 12, 2003

Principal Operating Officer /s/ ROBERT A. IGER (Robert A. Iger)	President and Chief Operating Officer	December 12, 2003

Principal Financial and Accounting Officers /s/ THOMAS O. STAGGS (Thomas O. Staggs)	Senior Executive Vice President and Chief Financial Officer	December 12, 2003

/s/ JOHN J. GARAND (John J. Garand)	Executive Vice President-Planning and Control	December 12, 2003

Directors /s/ JOHN E. BRYSON (John E. Bryson)	Director	December 12, 2003

/s/ MICHAEL D. EISNER (Michael D. Eisner)	Director	December 12, 2003

/s/ JUDITH L. ESTRIN (Judith L. Estrin)	Director	December 12, 2003

/s/ ROBERT A. IGER (Robert A. Iger)	Director	December 12, 2003

/s/ MONICA C. LOZANO (Monica C. Lozano)	Director	December 12, 2003

/s/ ROBERT W. MATSCHULLAT (Robert W. Matschullat)	Director	December 12, 2003

Signature	Title	Date

/s/ GEORGE J. MITCHELL (George J. Mitchell)	Director	December 12, 2003

/s/ THOMAS S. MURPHY (Thomas S. Murphy)	Director	December 12, 2003

/s/ LEO J. O’DONOVAN, S.J. (Leo J. O’Donovan, S.J.)	Director	December 12, 2003

/s/ RAYMOND L. WATSON (Raymond L. Watson)	Director	December 12, 2003

/s/ GARY L. WILSON (Gary L. Wilson)	Director	December 12, 2003

THE WALT DISNEY COMPANY AND SUBSIDIARIES

All schedules are omitted for the reason that they are not applicable or the required information is included in the financial statements or notes.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of The Walt Disney Company

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders’ equity, and cash flows present fairly, in all material respects, the financial position of The Walt Disney Company and its subsidiaries (the Company) at September 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2, the Company adopted EITF No. 00-21, Revenue Arrangements with Multiple Deliverables as of October 1, 2002, changing the timing of revenue from certain contracts. Additionally, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets as of October 1, 2001 and, accordingly, ceased amortizing goodwill and indefinite lived intangible assets as of that date.

PRICEWATERHOUSECOOPERS LLP

Los Angeles, California

November 18, 2003

CONSENT OF INDEPENDENT AUDITORS

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 33-26106, 33-35405, 33-39770, 33-57811, 333-91571, 333-31012 and 333-74624), Form S-3 (33-67870) and Form S-3/ A (333-52659 and 333-34167) of The Walt Disney Company of our report dated November 18, 2003 related to the consolidated financial statements of The Walt Disney Company which appears in this Form 10-K.

PRICEWATERHOUSECOOPERS LLP

Los Angeles, California

December 10, 2003

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

Year Ended September 30,	2003	2002	2001

Revenues	$27,061	$25,329	$25,172
Costs and expenses	(24,330)	(22,924)	(21,573)
Amortization of intangible assets	(18)	(21)	(767)
Gain on sale of businesses	16	34	22
Net interest expense	(793)	(453)	(417)
Equity in the income of investees	334	225	300
Restructuring and impairment charges	(16)	—	(1,454)

Income before income taxes, minority interests and the cumulative effect of accounting changes	2,254	2,190	1,283
Income taxes	(789)	(853)	(1,059)
Minority interests	(127)	(101)	(104)

Income before the cumulative effect of accounting changes	1,338	1,236	120
Cumulative effect of accounting changes:
Film accounting	—	—	(228)
Derivative accounting	—	—	(50)
Multiple element revenue accounting	(71)	—	—

Net income (loss)	$1,267	$1,236	$(158)

Earnings (loss) attributed to Disney common stock(1)	$1,267	$1,236	$(41)

Earnings per share attributed to Disney common stock before the cumulative effect of accounting changes:(1)
Diluted	$0.65	$0.60	$0.11

Basic	$0.65	$0.61	$0.11

Cumulative effect of accounting changes per diluted share of Disney common stock:
Film accounting	$—	$—	$(0.11)
Derivative accounting	—	—	(0.02)
Multiple element revenue accounting	(0.03)	—	—

	$(0.03)	$—	$(0.13)

Earnings (loss) per share attributed to Disney common stock:(1)
Diluted	$0.62	$0.60	$(0.02)

Basic	$0.62	$0.61	$(0.02)

Average number of common and common equivalent shares outstanding for Disney common stock:
Diluted	2,067	2,044	2,100

Basic	2,043	2,040	2,085

Loss attributed to Internet Group common stock			$(117)

Loss per share attributed to Internet Group common stock (basic and diluted)			$(2.72)

Average number of common and common equivalent shares outstanding for Internet Group common stock			43

(1)	Including Disney’s retained interest in the Internet Group of approximately 72% through January 28, 2001 (the last date prior to the announcement of the conversion of the Internet Group common stock) and 100% thereafter.

See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)

September 30,	2003	2002

ASSETS
Current assets
Cash and cash equivalents	$1,583	$1,239
Receivables	4,238	4,049
Inventories	703	697
Television costs	568	661
Deferred income taxes	674	624
Other current assets	548	579

Total current assets	8,314	7,849
Film and television costs	6,205	5,959
Investments	1,849	1,810
Parks, resorts and other property, at cost
Attractions, buildings and equipment	19,499	18,917
Accumulated depreciation	(8,794)	(8,133)

	10,705	10,784
Projects in progress	1,076	1,148
Land	897	848

	12,678	12,780
Intangible assets, net	2,786	2,776
Goodwill	16,966	17,083
Other assets	1,190	1,788

	$49,988	$50,045

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and other accrued liabilities	$5,044	$5,173
Current portion of borrowings	2,457	1,663
Unearned royalties and other advances	1,168	983

Total current liabilities	8,669	7,819
Borrowings	10,643	12,467
Deferred income taxes	2,712	2,597
Other long-term liabilities	3,745	3,283
Minority interests	428	434
Commitments and contingencies (Note 14)
Shareholders’ equity
Preferred stock, $.01 par value
Authorized – 100 million shares, Issued – none
Common stock
Common stock – Disney, $.01 par value
Authorized – 3.6 billion shares, Issued – 2.1 billion shares	12,154	12,107
Common stock – Internet Group, $.01 par value
Authorized – 1.0 billion shares, Issued – none	—	—
Retained earnings	13,817	12,979
Accumulated other comprehensive loss	(653)	(85)

	25,318	25,001
Treasury stock, at cost, 86.7 million and 81.4 million Disney shares	(1,527)	(1,395)
Shares held by TWDC Stock Compensation Fund II, at cost – None and 6.6 million Disney shares	—	(161)

	23,791	23,445

	$49,988	$50,045

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

Year Ended September 30,	2003	2002	2001

OPERATING ACTIVITIES
Net income (loss)	$1,267	$1,236	$(158)

Depreciation	1,059	1,021	987
Amortization of intangible assets	18	21	767
Deferred income taxes	441	327	58
Equity in the income of investees	(334)	(225)	(300)
Cash distributions received from equity investees	340	234	255
Minority interests	127	101	104
Change in film and television costs	(369)	(97)	(13)
Gain on sale of businesses	(16)	(34)	(22)
Gain on sale of Knight-Ridder, Inc. shares	—	(216)	—
Restructuring and impairment charges	13	—	1,247
Write-off of aircraft leveraged lease	114	—	—
Cumulative effect of accounting changes	—	—	278
Other	(23)	(55)	90

	1,370	1,077	3,451

Changes in working capital
Receivables	(194)	(535)	279
Inventories	(6)	(35)	54
Other current assets	(28)	(86)	6
Accounts payable and other accrued liabilities	275	225	(435)
Television costs	217	404	(149)

	264	(27)	(245)

Cash provided by operations	2,901	2,286	3,048

INVESTING ACTIVITIES
Investments in parks, resorts and other property	(1,049)	(1,086)	(1,795)
Acquisitions (net of cash acquired)	(130)	(2,845)	(480)
Dispositions	166	200	137
Proceeds from sale of investments	40	601	235
Purchases of investments	(14)	(9)	(88)
Other	(47)	(37)	(24)

Cash used by investing activities	(1,034)	(3,176)	(2,015)

FINANCING ACTIVITIES
Borrowings	1,635	4,038	3,070
Reduction of borrowings	(2,059)	(2,113)	(2,807)
Commercial paper borrowings, net	(721)	(33)	(186)
Repurchases of common stock	—	—	(1,073)
Dividends	(429)	(428)	(438)
Exercise of stock options and other	51	47	177

Cash (used) provided by financing activities	(1,523)	1,511	(1,257)

Increase (decrease) in cash and cash equivalents	344	621	(224)
Cash and cash equivalents, beginning of year	1,239	618	842

Cash and cash equivalents, end of year	$1,583	$1,239	$618

Supplemental disclosure of cash flow information:
Interest paid	$705	$674	$625

Income taxes paid	$371	$447	$881

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In millions, except per share data)

								TWDC
						Accumulated		Stock
						Other		Compen-
			Common			Compre-		sation
	Shares		Stock			hensive		Fund		Total
					Retained	Income	Treasury			Shareholders’
	DIS	DIG	DIS	DIG	Earnings	(Loss)(1)	Stock	DIS	DIG	Equity

BALANCE AT SEPTEMBER 30, 2000	2,086	45	$9,920	$2,181	$12,767	$(28)	$(689)	$(40)	$(11)	$24,100
Common stock issued (cancellation)	—	(1)	—	(22)	—	—	—	—	—	(22)
Exercise of stock options	8	—	17	—	—	—	—	208	—	225
Common stock repurchased	(64)	(2)	—	—	—	—	(706)	(357)	(10)	(1,073)
Conversion of DIG shares	8	(42)	2,159	(2,159)	—	—	—	(21)	21	—
Dividends ($0.21 per Disney share)	—	—	—	—	(438)	—	—	—	—	(438)
Other comprehensive income (net of tax expense of $23 million)	—	—	—	—	—	38	—	—	—	38
Net loss	—	—	—	—	(158)	—	—	—	—	(158)

BALANCE AT SEPTEMBER 30, 2001	2,038	—	12,096	—	12,171	10	(1,395)	(210)	—	22,672
Exercise of stock options	3	—	11	—	—	—	—	49	—	60
Dividends ($0.21 per Disney share)	—	—	—	—	(428)	—	—	—	—	(428)
Other comprehensive loss (net of tax benefit of $56 million)	—	—	—	—	—	(95)	—	—	—	(95)
Net income	—	—	—	—	1,236	—	—	—	—	1,236

BALANCE AT SEPTEMBER 30, 2002	2,041	—	12,107	—	12,979	(85)	(1,395)	(161)	—	23,445
Exercise of stock options and restricted stock	3	—	47	—	—	—	29	—	—	76
Dividends ($0.21 per Disney share)	—	—	—	—	(429)	—	—	—	—	(429)
Expiration of the TWDC stock compensation fund	—	—	—	—	—	—	(161)	161	—	—
Other comprehensive loss (net of tax benefit of $334 million)	—	—	—	—	—	(568)	—	—	—	(568)
Net income	—	—	—	—	1,267	—	—	—	—	1,267

BALANCE AT SEPTEMBER 30, 2003	2,044	—	$12,154	$—	$13,817	$(653)	$(1,527)	$—	$—	$23,791

(1)	Accumulated other comprehensive loss at September 30, 2003 is as follows:

Market value adjustments for investments and hedges	$(108)
Foreign currency translation and other	63
Additional pension liability adjustment	(608)
$(653)

Comprehensive income (loss) is as follows:

	2003	2002	2001

Net income (loss)	$1,267	$1,236	$(158)
Cumulative effect of adoption of SFAS 133, net of tax	—	—	60
Market value adjustments for investments and hedges, net of tax	(77)	(101)	(18)
Foreign currency translation and other, net of tax	73	50	(4)
Additional pension liability adjustment, net of tax (See Note 9)	(564)	(44)	—

Comprehensive income (loss)	$699	$1,141	$(120)

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

DESCRIPTION OF THE BUSINESS

Media Networks

      The Company operates the ABC Television Network and the ABC Radio Networks, which have affiliated stations providing coverage to households throughout the United States. The Company also owns television and radio stations, most of which are affiliated with either the ABC Television Network or the ABC Radio Networks. The Company’s cable/satellite and international broadcast operations are principally involved in the production and distribution of cable television programming, the licensing of programming to domestic and international markets and investing in foreign television broadcasting, production and distribution entities. Primary cable/satellite programming services, which operate through consolidated subsidiary companies, are the ESPN-branded networks, Disney Channel, International Disney Channel, SOAPnet, Toon Disney, ABC Family Channel and Fox Kids channels in Europe and Latin America. Other programming services that operate through joint ventures, and are accounted for under the equity method, include A&E Television Networks, Lifetime Entertainment Services and E! Entertainment Television. The Company also produces original television programming for network, first-run syndication, pay and international syndication markets along with original animated television programming for network, pay and international syndication markets, stage plays and musical recordings. Additionally, the Company operates ABC-, ESPN-, and Disney-branded Internet web site businesses.

Parks and Resorts

      The Company owns and operates the Walt Disney World Resort in Florida and the Disneyland Resort in California. The Walt Disney World Resort includes the Magic Kingdom, Epcot, Disney-MGM Studios, Disney’s Animal Kingdom, sixteen resort hotels, a retail, dining and entertainment complex, a sports complex, conference centers, campgrounds, golf courses, water parks and other recreational facilities. In addition, Disney Cruise Line is operated out of Port Canaveral, Florida. The Disneyland Resort includes Disneyland, Disney’s California Adventure, three resort hotels and Downtown Disney. Disney Regional Entertainment operates sports-themed ESPN Zone dining and entertainment facilities. The Company earns royalties on revenues generated by the Tokyo Disneyland Resort, which includes two theme parks and two Disney-branded hotels, near Tokyo, Japan, and is owned and operated by an unrelated Japanese corporation. The Company manages and has a 39% investment in Euro Disney S.C.A. (Euro Disney), a publicly held French entity that operates Disneyland Resort Paris, which includes the Disneyland Park, the Walt Disney Studio Park, seven themed hotels, two convention centers, the Disney Village, a shopping, dining and entertainment center and a 27 hole golf facility. The Company also manages and has a 43% interest in Hong Kong Disneyland which is under construction and is targeted to open in 2005/2006. The Company’s Walt Disney Imagineering unit designs and develops new theme park concepts and attractions, as well as resort properties. The Company also manages and markets vacation ownership interests through the Disney Vacation Club. Included in Parks and Resorts is the Company’s NHL franchise, the Mighty Ducks of Anaheim.

Studio Entertainment

      The Company produces and acquires live-action and animated motion pictures for distribution to the theatrical, home video and television markets. The Company distributes these products through its own distribution and marketing companies in the United States and most foreign markets primarily under the Walt Disney Pictures, Touchstone Pictures, Miramax and Dimension banners. The Company also produces stage plays and musical recordings.

Consumer Products

      The Company licenses the name “Walt Disney,” as well as the Company’s characters and, visual and literary properties, to various manufacturers, retailers, show promoters and publishers throughout the world. The Company also engages in direct retail distribution, principally through the Disney Stores, and produces books and magazines for the general public in the United States and Europe. In addition, the Company produces computer software products for the entertainment market, as well as film, video and computer software products for the educational marketplace. The Company’s Direct Marketing business operates the Disney Catalog, which markets Disney-themed merchandise through the direct mail channel. Catalog offerings include merchandise developed exclusively for the Disney Catalog and DisneyStore.com, as well as products from the Disney Store, other internal Disney businesses and Disney licensees.

SEGMENT INFORMATION

      The operating segments reported below are the segments of the Company for which separate financial information is available and for which operating results are evaluated regularly by the Chief Executive Officer in deciding how to allocate resources and in assessing performance.

      Segment operating results evaluated include earnings before corporate and unallocated shared expenses, amortization of intangible assets, gain on sale of businesses, net interest expense, equity in the income of investees, restructuring and impairment charges, income taxes and minority interests. Corporate and unallocated shared expenses principally consist of corporate functions, executive management and certain unallocated administrative support functions.

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

	2003	2002	2001

Revenues
Media Networks	$10,941	$9,733	$9,569
Parks and Resorts	6,412	6,465	7,004
Studio Entertainment
Third parties	7,312	6,622	5,952
Intersegment	52	69	57

	7,364	6,691	6,009

Consumer Products
Third parties	2,396	2,509	2,647
Intersegment	(52)	(69)	(57)

	2,344	2,440	2,590

Total consolidated revenues	$27,061	$25,329	$25,172

	2003	2002	2001

Segment operating income
Media Networks	$1,213	$986	$1,758
Parks and Resorts	957	1,169	1,586
Studio Entertainment	620	273	260
Consumer Products	384	394	401

Total segment operating income	$3,174	$2,822	$4,005

Reconciliation of segment operating income to income before income taxes, minority interests and the cumulative effect of accounting changes
Segment operating income	$3,174	$2,822	$4,005
Corporate and unallocated shared expenses	(443)	(417)	(406)
Amortization of intangible assets	(18)	(21)	(767)
Gain on sale of businesses	16	34	22
Net interest expense	(793)	(453)	(417)
Equity in the income of investees	334	225	300
Restructuring and impairment charges	(16)	—	(1,454)

Income before income taxes, minority interests and the cumulative effect of accounting changes	$2,254	$2,190	$1,283

Capital expenditures
Media Networks	$203	$151	$207
Parks and Resorts	577	636	1,278
Studio Entertainment	49	37	36
Consumer Products	44	58	70
Corporate	176	204	204

Total consolidated capital expenditures	$1,049	$1,086	$1,795

Depreciation expense
Media Networks	$169	$180	$176
Parks and Resorts	681	648	604
Studio Entertainment	39	46	47
Consumer Products	63	58	90
Corporate	107	89	70

Total consolidated depreciation expense	$1,059	$1,021	$987

Intangible asset amortization expense
Media Networks	$8	$8	$748
Parks and Resorts	5	9	15
Studio Entertainment	1	1	3
Consumer Products	4	3	1

Total consolidated amortization expense	$18	$21	$767

Identifiable assets
Media Networks(1)(2)	$25,883	$26,038
Parks and Resorts(1)	11,067	11,305
Studio Entertainment	7,832	7,879
Consumer Products	966	1,125
Corporate(3)	4,240	3,698

Total consolidated assets	$49,988	$50,045

Supplemental revenue data
Media Networks
Advertising	$6,319	$5,566	$5,988
Subscriptions	3,682	3,294	2,466
Parks and Resorts
Merchandise, food and beverage	1,987	1,987	2,046
Admissions	1,887	1,819	2,050

	2003	2002	2001

Revenues
United States and Canada	$22,124	$20,770	$20,895
Europe	3,171	2,724	2,599
Asia Pacific	1,331	1,325	1,232
Latin America and Other	435	510	446

	$27,061	$25,329	$25,172

Segment operating income
United States and Canada	$2,113	$1,739	$3,045
Europe	591	499	533
Asia Pacific	518	545	437
Latin America and Other	(48)	39	(10)

	$3,174	$2,822	$4,005

Identifiable assets
United States and Canada	$47,177	$47,241
Europe	2,200	2,355
Asia Pacific	484	329
Latin America and Other	127	120

	$49,988	$50,045

(1)	Identifiable assets include amounts associated with equity method investments, including notes and other receivables, as follows:

Media Networks	$898	$860
Parks and Resorts	623	459

(2)	Includes goodwill and other intangible assets totaling $19,344 in 2003 and $19,360 in 2002.

(3)	Primarily deferred tax assets, other investments, fixed and other assets.

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

Accounting Changes

SFAS 150
      In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 150 (SFAS 150), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150, establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The adoption of SFAS 150 in the fiscal fourth quarter of 2003 did not have a material impact on the Company’s results of operation or financial position.

SFAS 149

      In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (SFAS 149), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under

Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). The adoption of SFAS 149 in the fiscal fourth quarter of 2003 did not have a material impact on the Company’s results of operation or financial position.

EITF 00-21

      The Company adopted Emerging Issues Task Force (EITF) No. 00-21, Revenue Arrangements with Multiple Deliverables (EITF 00-21) in the fiscal fourth quarter of 2003. This new accounting rule addresses revenue recognition for revenues derived from a single contract that contains multiple products or services. The rule provides additional requirements to determine when such revenues may be recorded separately for accounting purposes. Historically, the Company has recognized the NFL broadcast portion of ESPN’s affiliate revenue when the NFL games were aired, as ESPN’s affiliate contracts provided a basis for allocating such revenue between NFL and non-NFL programming. Since the cost of the NFL rights has also been recognized as the games were aired, the Company recognized both the NFL revenues and NFL costs in the quarters the games were aired.

      Under EITF 00-21’s requirements for separating the revenue elements of a single contract, the Company will no longer allocate ESPN’s affiliate revenue between NFL and non-NFL programming for accounting purposes. As a consequence, the Company will no longer match all NFL revenue with NFL costs as ESPN affiliate revenue (including the NFL portion) will be recognized ratably throughout the year, while NFL contract costs will continue to be recognized in the quarters the games are aired. This accounting change impacts only the timing of revenue recognition and has no impact on cash flow. As a result of this change, the Media Networks segment will report significantly reduced revenue and profitability in the first fiscal quarter when the majority of the NFL games are aired, with commensurately increased revenues and profits in the second and third fiscal quarters.

      The Company elected to adopt this new accounting rule using the cumulative effect approach. In the fiscal fourth quarter of 2003, the Company recorded an after-tax charge of $71 million for the cumulative effect of a change in accounting as of the beginning of fiscal year 2003. This amount represents the revenue recorded for NFL games in the fourth quarter of fiscal year 2002, which would have been recorded ratably over fiscal 2003 under the new accounting method. The impact in the fourth quarter reflects the recognition of the remaining $34 million of the $71 million cumulative effect, offset by the $36 million impact of not recognizing NFL revenue that, under the pre-EITF 00-21 method, the Company would have recorded in the fourth quarter of fiscal 2003 as the games were aired. This amount will be recognized during fiscal year 2004. The following table shows the quarterly effect on fiscal year 2003 of this new accounting method.

	Three Months		Three Months		Three Months		Three Months
	Ended		Ended		Ended		Ended		Year Ended
	Dec 31, 2002		Mar 31, 2003		June 30, 2003		Sept 30, 2003		Sept 30, 2003

	Net		Net		Net		Net		Net
	Income	EPS(1)	Income	EPS(1)	Income	EPS(1)	Income	EPS(1)	Income	EPS(1)

Results prior to EITF 00-21 adoption	$256	$0.13	$229	$0.11	$400	$0.19	$417	$0.20	$1,302	$0.63
Quarterly impact of accounting change	(149)	(0.07)	85	0.04	102	0.05	(2)	(0.00)	36	0.02

	107	0.06	314	0.15	502	0.24	415	0.20	1,338	0.65
Cumulative effect of accounting change	(71)	(0.03)	—	—	—	—	—	—	(71)	(0.03)

Results subsequent to EITF 00-21 adoption	$36	$0.02	$314	$0.15	$502	$0.24	$415	$0.20	$1,267	$0.62

(1)	EPS amounts are based on diluted shares outstanding and may not add due to rounding

      The following table provides a reconciliation of reported net earnings to adjusted earnings had EITF 00-21 been followed in the fiscal 2002 and 2001:

	2002		2001

		Earnings		Earnings
	Amount	per share	Amount	per share

Reported earnings attributed to Disney common stock before the cumulative effect of accounting changes	$1,236	$0.60	$237	$0.11
EITF 00-21 adjustment (net of tax)	(46)	(0.02)	5	—

Adjusted net income	$1,190	$0.58	$242	$0.11

FIN 46

      In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46) and amended it in October 2003, such that it is now effective for the Company in the first fiscal quarter of 2004. Variable interest entities (VIEs) are entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability based on criteria set forth in the interpretation. All VIEs, with which the Company is involved, must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes.

      The Company has equity interests in certain entities, including Euro Disney S.C.A. (Euro Disney) and Hongkong International Theme Parks Limited (Hong Kong Disneyland), which are currently not consolidated, but under current rules are accounted for under the equity or cost method of accounting. The current FIN 46 guidance is still evolving with several proposed amendments and clarifications recently issued through an exposure draft release. While we continue to evaluate the total impact of FIN 46, based on the current exposure draft, the Company anticipates that it will likely be required to consolidate Euro Disney and Hong Kong Disneyland in the first quarter of fiscal 2004. See Note 4 for the impact of consolidating Euro Disney and Hong Kong Disneyland. The Company also has variable interests in certain other entities, including, but not limited to, financing arrangements for film rights and certain capital assets. These entities may be considered VIEs under FIN 46 and we may be required to consolidate certain of them.

      Management believes that recognition of any additional liabilities as a result of consolidating any VIEs would not increase the level of claims on the general assets of the Company; rather, they would represent claims against the additional assets recognized by the Company as a result of consolidating the VIEs. Conversely, we believe that any additional assets recognized as a result of consolidating any VIEs would not represent additional assets of the Company that could be used to satisfy claims by the creditors of the Company. In addition, the potential consolidation of VIEs in which the Company is not the majority equity holder will generally result in an increase in the minority interest in our financial statements.

FIN 45

      In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 requires a guarantor to recognize a liability, at the inception of the guarantee, for the fair value of obligations it has undertaken in issuing the guarantee and also requires more detailed disclosures with respect to guarantees. FIN 45 is effective for guarantees issued or modified after December 31, 2002 and requires additional disclosures for existing guarantees. The adoption of FIN 45 did not have a material impact on the Company’s results of operations or financial position. The Company has provided additional disclosure with respect to guarantees in Note 14.

SFAS 146

      The Company adopted Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146) effective October 1, 2002, which did not have a material impact on its consolidated results of operations and financial position. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred, rather than when the exit or disposal plan was committed to as was generally the case under previous rules.

SFAS 144

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

SFAS 143

      The Company adopted Statement of Financial Accounting Standards No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets (SFAS 143) on October 1, 2002, which did not have a material impact on its consolidated results of operations and financial position. SFAS 143 establishes standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost.

SFAS 142

      Effective October 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets. As a result of adopting SFAS 142, goodwill and a substantial amount of the Company’s intangible assets are no longer amortized. Pursuant to SFAS 142, goodwill and other intangible assets must be tested for impairment on an annual basis. During the fourth quarter of fiscal 2003, the Company updated its impairment review, which indicated that there was no impairment. See Note 6.

SFAS 141

      In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS 141), which requires all business combinations initiated after June 30, 2001 be accounted for under the purchase method.

SOP 00-2

      Effective October 1, 2000, the Company adopted two new accounting pronouncements, AICPA Statement of Position No. 00-2, Accounting by Producers or Distributors of Films (SOP 00-2) and SFAS 133, subsequently amended by Statement of Financial Accounting Standards No. 138 (SFAS 138).

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

SFAS 133

      SFAS 133 and SFAS 138 require that derivatives be recorded on the balance sheet at fair value. Changes in derivative fair values that are designated as fair value hedges are recognized in earnings as offsets to the changes in fair value of related hedged assets, liabilities and firm commitments. Changes in the fair value of derivatives that are designated as cash flow hedges are deferred and recorded as a component of accumulated other comprehensive income (AOCI) until the hedged transactions occur and are recognized in earnings. The ineffective portion of a hedging derivative’s change in fair value is immediately recognized in earnings. Derivatives that are executed for risk management purposes but not designated as hedges under SFAS 133 and SFAS 138 are recorded at their market value and recognized in current earnings.

      As a result of adopting SFAS 133 as of October 1, 2000, and in accordance with the transition provisions, the Company recorded (1) an after-tax charge of $50 million, or $0.02 per share, in its Consolidated Statements of Income representing the cumulative effect of the adoption, and (2) an after-tax unrealized gain of $60 million in AOCI. The adoption of SFAS 133 did not have a material impact on operating results.

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

      Revenues from advance theme park ticket sales are recognized when the tickets are used. Revenues from corporate sponsors at the theme parks are generally recorded over the period of the applicable agreements commencing with the opening of the related attraction.

      Revenues from the theatrical distribution of motion pictures are recognized when motion pictures are exhibited. Revenues from video sales are recognized on the date that video units are made widely available for sale by retailers. Revenues from the licensing of feature films and television program-

ming are recorded when the material is available for telecasting by the licensee and when certain other conditions are met.

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

Advertising Expense

      Advertising costs are expensed as incurred. Advertising expense incurred for the years ended September 30, 2003, 2002, and 2001 totaled $2.5 billion, $2.3 billion and $2.2 billion, respectively.

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

Translation Policy

      The Company uses the U.S. dollar predominately as its functional currency for international studio and licensing operations. The local currency is the functional currency for Euro Disney, Hong Kong Disneyland and international locations of the Disney Stores.

      For U.S. dollar functional currency locations, foreign currency assets and liabilities are remeasured into U.S. dollars at end-of-period exchange rates, except for property, plant and equipment, other assets and deferred revenue, which are remeasured at historical exchange rates. Revenue and expenses are remeasured at average exchange rates in effect during each period, except for those expenses related to the previously noted balance sheet amounts, which are remeasured at historical exchange rates. Gains or losses from foreign currency remeasurement are included in net earnings.

      For the local currency functional locations, their related cumulative translation adjustments are included as a component of accumulated other comprehensive income.

Inventories

      Carrying amounts of merchandise, materials and supplies inventories are generally determined on a moving average cost basis and are stated at the lower of cost or market.

Film and Television Costs

      Film and television costs include capitalizable direct negative costs, production overhead, interest and development costs and are stated at the lower of cost, less accumulated amortization, or fair value. Acquired programming costs for the Company’s television and cable/satellite networks are stated at the lower of cost, less accumulated amortization, or net realizable value. Acquired television broadcast program licenses and rights are recorded when the license period begins and the program is available for use. Marketing, distribution, and general and administrative costs are expensed as incurred.

      Film and television production and participation costs are expensed based on the ratio of the current period’s gross revenues to estimated remaining total gross revenues from all sources on an individual production basis. Television network series costs and multi-year sports rights are charged to expense based on the ratio of the current period’s gross revenues to estimated remaining total gross revenues from such programs or straight-line, as appropriate. Estimated remaining gross revenue from all sources for film and television productions includes revenue that will be earned within ten years of the date of the initial theatrical release for film productions. For television network series, we include revenues that will be earned within 10 years of the delivery of the first episode, or if still in production, five years from the date of delivery of the most recent episode. For acquired film libraries, remaining revenues include amounts to be earned for up to 20 years from the date of acquisition. Television network and station rights for theatrical movies and other long-form programming are charged to expense primarily on an accelerated basis related to the usage of the programs. Development costs for projects that have been determined will not go into production or have not been set for production within three years are written-off.

      Estimates of total gross revenues can change significantly due to a variety of factors, including the level of market acceptance of film and television products, advertising rates and subscriber fees. Accordingly, revenue estimates are reviewed periodically and amortization is adjusted, if necessary. Such adjustments could have a material effect on results of operations in future periods. The net realizable value of network television broadcast program licenses and rights is reviewed using a daypart methodology. A daypart is defined as an aggregation of programs broadcast during a particular time of day or programs of a similar type. The Company’s dayparts are early morning, daytime, late night, primetime, news, children and sports (includes network and cable). The net realizable values of other cable programming are reviewed on an aggregated basis for each cable channel.

Capitalized Software Costs

      The Company expenses costs incurred in the preliminary project stage of developing or acquiring internal use software, such as research and feasibility studies, as well as costs incurred in the post-implementation/operational stage, such as maintenance and training. Capitalization of software development costs occurs only after the preliminary project stage is complete, management authorizes the project, and it is probable that the project will be completed and the software will be used for the function intended. As of September 30, 2003, capitalized software costs totaled $240 million. The capitalized costs are amortized on a straight-line basis over the estimated useful life of the software, which ranges from 3-10 years.

Parks, Resorts and Other Property

      Parks, resorts and other property are carried at historical cost. Depreciation is computed on the straight-line method over estimated useful lives as follows:

Attractions	25 – 40 years
Buildings and improvements	40 years
Leasehold improvements	Life of lease
Land improvements	25 – 40 years
Furniture, fixtures and equipment	2 – 10 years

Goodwill and Other Intangible Assets

      The Company performs an annual impairment test for goodwill and other intangible assets. Goodwill and other intangible assets are allocated to various reporting units, which are either the operating segment or one reporting level below the operating segment. The Company’s reporting units for purposes of applying the provisions of SFAS 142 are: Cable Networks, Television Broadcasting, Radio, Studio Entertainment, Consumer Products and Parks and Resorts.

      SFAS 142 requires the Company to compare the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is potential goodwill impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value.

      If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized. Fair values for goodwill and other intangible assets are determined based on discounted cash flows, market multiples or appraised values as appropriate.

      For purposes of performing our impairment test, we used a present value technique (discounted cash flow) to determine the fair value for all of the reporting units except for the Television Broadcasting Group. The Television Broadcasting reporting unit includes the ABC Television Network and owned and operated television stations. These businesses have been grouped together because their respective cash flows are dependent on one another. For purposes of our impairment test, we used a present value technique to value the owned and operated television stations and a revenue multiple to value the television network. We did not use a present value technique or a market multiple approach to value the television network as a present value technique would not capture the full fair value of the television network and there have been no recent comparable sale transactions for a television network. We applied what we believe to be the most appropriate valuation methodologies for each of the reporting units. If we had established different reporting units or utilized different valuation methodologies the impairment test results could differ.

      Amortizable intangible assets are amortized on a straight-line basis over estimated useful lives as follows:

Copyrights	10 – 31 years
Other	4 – 50 years

Risk Management Contracts

      In the normal course of business, the Company employs a variety of financial instruments to manage its exposure to fluctuations in interest rates, foreign currency exchange rates and investments in equity and debt securities, including interest rate and cross-currency swap agreements; forward, option and “swaption” contracts, and interest rate caps.

      The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking various hedge transactions. There are two types of derivatives into which the Company enters: hedges of fair value exposure and hedges of cash flow exposure. Hedges of fair value exposure are entered into in order to hedge the fair value of a recognized asset, liability, or a firm commitment. Hedges of cash flow exposure are entered into in order to hedge a forecasted transaction (e.g., forecasted revenue) or the variability of cash flows to be paid related to a recognized liability (e.g. floating rate debt).

      The Company designates and assigns the financial instruments as hedges of forecasted transactions, specific assets, or specific liabilities. When hedged assets or liabilities are sold or extinguished or the forecasted transactions being hedged are no longer expected to occur, the Company recognizes the gain or loss on the designated hedging financial instruments.

      Option premiums and unrealized losses on forward contracts and the accrued differential for interest rate and cross-currency swaps to be received under the agreements are recorded on the balance sheet as other assets. Unrealized gains on forward contracts and the accrued differential for interest rate and cross-currency swaps to be paid under the agreements are included in liabilities. Realized gains and losses from hedges are classified in the income statement consistent with the accounting treatment of the items being hedged. The Company accrues the differential for interest rate and cross-currency swaps to be paid or received under the agreements as interest and exchange rates shift as adjustments to interest expense over the lives of the swaps. Gains and losses on the termination of effective swap agreements, prior to their original maturity, are deferred and amortized to interest expense over the remaining term of the underlying hedged transactions.

      Cash flows from hedges are classified in the Consolidated Statements of Cash Flows under the same category as the cash flows from the related assets, liabilities or forecasted transactions (see Notes 7 and 13).

Earnings Per Share

      The Company presents both basic and diluted earnings per share (EPS) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the year. Diluted EPS is based upon the weighted average number of common and common equivalent shares outstanding during the year which is calculated using the treasury stock method for stock options and assumes conversion of the Company’s convertible senior notes (see Note 7). Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect. Stock options for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the calculation.

      A reconciliation of net income and the weighted average number of common and common equivalent shares outstanding for calculating diluted earnings per share is as follows:

	Year Ended
	September 30,

	2003	2002	2001

Income before the cumulative effect of accounting changes attributed to Disney common stock	$1,338	$1,236	$237
Interest expense on convertible senior notes (net of tax)	10	—	—

	$1,348	$1,236	$237

Weighted average number of common shares outstanding (basic)	2,043	2,040	2,085
Weighted average dilutive stock options	3	4	15
Weighted average assumed conversion of convertible senior notes	21	—	—

Weighted average number of common and common equivalent shares outstanding (diluted)	2,067	2,044	2,100

      For the years ended September 30, 2003, 2002 and 2001, options for 184 million, 156 million, and 81 million, respectively, were excluded from the diluted EPS calculation for common stock because they were anti-dilutive.

Stock Options

      The Company uses the intrinsic-value method of accounting for stock-based awards granted to employees and, accordingly, does not recognize compensation expense for its stock-based awards to employees in the Consolidated Statements of Income.

      The following table reflects pro forma net income (loss) and earnings (loss) per share had the Company elected to adopt the fair value approach of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation:

	2003	2002	2001

Net income (loss) attributed to Disney common stock:
As reported	$1,267	$1,236	$(41)
Less stock option expense, net of tax	(294)	(306)	(284)

Pro forma after option expense	$973	$930	$(325)

Diluted earnings (loss) per share attributed to Disney common stock:
As reported	$0.62	$0.60	$(0.02)
Pro forma after option expense	0.48	0.45	(0.15)
Basic earnings (loss) per share attributed to Disney common stock:
As reported	$0.62	$0.61	$(0.02)
Pro forma after option expense	0.48	0.46	(0.15)

      These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years.

Reclassifications

      Certain reclassifications have been made in the 2002 and 2001 financial statements to conform to the 2003 presentation.

3 Significant Acquisitions and Dispositions

       On October 24, 2001, the Company acquired Fox Family Worldwide, Inc. (FFW) for $5.2 billion, which was funded with $2.9 billion of new long-term borrowings plus the assumption of $2.3 billion of FFW long-term debt. Upon the closing of the acquisition, the Company changed FFW’s name to ABC Family Worldwide, Inc. (ABC Family). Among the businesses acquired were the Fox Family Channel, which has been renamed ABC Family Channel, a programming service that currently reaches approximately 86 million cable and satellite television subscribers throughout the U.S.; a 76% interest in Fox Kids Europe, which reaches more than 33 million subscribers across Europe; Fox Kids channels in Latin America, and the Saban library and entertainment production businesses.

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

      The acquisition of ABC Family has been accounted for in accordance with SFAS 141. The cost of the acquisition was allocated to the assets acquired and liabilities assumed based on estimates of their respective fair values at the date of acquisition. Fair values were determined by internal studies and independent third party appraisals. The goodwill that arose from the acquisition of ABC Family reflected the value to Disney of acquiring a fully-distributed family branded cable property to complement its existing properties that are primarily targeted toward children (Toon Disney, Disney Channel) and adults (ESPN). The acquisition of ABC Family resulted in the Company having a broader array of cable offerings. Although most of the purchase price was allocated to goodwill, some value was allocated to long-term contracts with cable and satellite multiple systems operators (MSOs) based on the estimated fair value of those contracts that were in effect at the date of the acquisition. No value was allocated to lapsed contractual relationships with the MSOs as renewal of such relationships would require significant effort and substantive negotiations in a highly competitive marketplace.

      The following table summarizes the final purchase price allocation of ABC Family.

Receivables	$182
Programming costs	309
Other assets	535
Intangible assets	47
Goodwill	4,996

Total assets	6,069

Accounts payable and accrued liabilities	(555)
Other liabilities	(269)
Minority interest	(49)

Total liabilities	(873)

Fair value of net assets acquired	5,196
Borrowings and preferred stock assumed	(2,371)

Cash purchase price, net of cash acquired	$2,825

      The $5.0 billion of goodwill was assigned to the Cable Networks reporting unit within the Media Networks segment. None of this amount is expected to be deductible for tax purposes.

      The Company’s consolidated results of operations have incorporated ABC Family’s activity on a consolidated basis from October 24, 2001, the date of acquisition. On an unaudited pro forma basis, adjusting only for the assumption that the acquisition of ABC Family and related incremental borrowings had occurred at the beginning of fiscal 2001, revenues for the year ended September 30, 2002 and 2001 were $25,360 million and $25,803 million, respectively. As-reported and unaudited pro forma net income and earnings per share for fiscal 2002 were approximately the same. The unaudited pro forma earnings per share impact on fiscal 2001 was approximately $0.01 dilutive, assuming that the incremental acquisition goodwill had not been amortized in the prior year pursuant to the new goodwill accounting rules. The unaudited pro forma information is not necessarily indicative of the results of operations had the acquisition actually occurred at the beginning of fiscal 2001, nor is it necessarily indicative of future results.

      In fiscal 2003, the Company sold the Anaheim Angels baseball team, which resulted in a pre-tax gain of $16 million. In fiscal 2002, the Company sold the Disney Store operations in Japan generating a pre-tax gain of $34 million and in fiscal 2001, the Company sold Infoseek Japan K.K. generating a $22 million pre-tax gain. These gains are reported in the line “Gain on sale of businesses” in the Consolidated Statements of Income.

      On March 20, 2001, the Company converted all of its outstanding Internet Group common stock into Disney common stock, resulting in the issuance of approximately 8.6 million shares of Disney common stock.

4 Investments

       Investments consist of the following:

	2003	2002

Investments, at equity(1)	$1,051	$970
Investments, at cost(2)	106	162
Investment in leveraged leases	175	289
Notes receivable and other investments	517	389

	$1,849	$1,810

(1)	Equity investments consist of investments in affiliated companies over which the Company has significant influence or ownership of 20% or more but less than or equal to 50%

(2)	Cost investments consist of marketable securities classified as available-for-sale and investments in companies over which the Company does not have significant influence and ownership of less than 20%

Euro Disney

      The Company has a 39% interest in Euro Disney S.C.A., which operates the Disneyland Resort Paris. As of September 30, 2003, the Company’s investment in and accounts and notes receivable from Euro Disney totaled $494 million, including $117 million drawn under a line of credit which is due in June 2004. The maximum amount available under the line is 168 million Euros ($192 million at September 30, 2003 exchange rates).

      The slowdown in the European travel and tourism industry has negatively affected Euro Disney’s results of operations and cash flow. In response to this situation, Euro Disney initiated discussions with its lenders and the Company to obtain waivers of its fiscal 2003 loan covenants and to obtain supplemental financing to address Euro Disney’s cash requirements.

      As a result of an agreement entered into on March 28, 2003, the Company did not charge Euro Disney royalties and management fees for the period from January 1, 2003 to September 30, 2003. During the last three quarters of fiscal 2002, the Company’s royalty and management fee income from Euro Disney totaled $27 million. Additionally, the Company agreed to allow Euro Disney to pay its royalties and management fees annually in arrears for fiscal 2004, instead of quarterly.

      On November 3, 2003, Euro Disney obtained waivers from its lenders, effective through March 31, 2004, with respect to covenants for fiscal 2003. The agreement is expected to give Euro Disney, its lenders and the Company time to find a resolution to Euro Disney’s financial situation. In conjunction with the bank waivers, the Company has provided a new 45 million Euros ($52 million at September 30, 2003 exchange rates) subordinated credit facility, which can be drawn on through March 31, 2004 only after Euro Disney’s existing line of credit with the Company is fully drawn. Repayment of any amount drawn down on the new credit facility is subject to Euro Disney meeting certain financial thresholds or the prior repayment of all of Euro Disney’s existing debt to its lenders.

      Euro Disney is currently engaged in discussions with its agent banks and the Company to obtain supplemental financing to address its cash requirements. Such financing may include an extension or change in the terms associated with the Company’s credit line or additional commitments from the Company. If a resolution to Euro Disney’s future financing needs is not obtained by March 31, 2004, the waivers would expire and Euro Disney’s lenders could accelerate the maturity of Euro Disney’s debt. Should that occur, Euro Disney would be unable to meet all of its debt obligations. The Company believes that Euro Disney will ultimately obtain the requisite loan modifications and additional financing; however, there can be no assurance that this will be the case. Should Euro Disney be unable to obtain loan modifications and/or additional financing, some or all of the

Company’s $494 million Euro Disney investment and receivables would likely become impaired. Additionally, it is possible that financing modifications and/or the form of the resolution could result in a partial impairment of the Company’s Euro Disney investment and receivables.

      In connection with a financial restructuring of Euro Disney in 1994, Euro Disney Associes S.N.C. (Disney SNC), a wholly owned affiliate of the Company, entered into a lease arrangement with a financing company with a noncancelable term of 12 years related to substantially all of the Disneyland Park assets, and then entered into a 12-year sublease agreement with Euro Disney on substantially the same terms. Remaining lease rentals at September 30, 2003 of approximately $544 million receivable from Euro Disney under the sublease approximate the amounts payable by Disney SNC under the lease. At the conclusion of the sublease term, Euro Disney will have the option of assuming Disney SNC’s rights and obligations under the lease for a payment of $90 million over the ensuing 15 months. If Euro Disney does not exercise its option, Disney SNC may purchase the assets, continue to lease the assets or elect to terminate the lease. In the event the lease is terminated, Disney SNC would be obligated to make a termination payment to the lessor equal to 75% of the lessor’s then outstanding debt related to the Disneyland Park assets, which payment would be approximately $1.3 billion. Disney SNC would then have the right to sell or lease the assets on behalf of the lessor to satisfy the remaining debt, with any excess proceeds payable to Disney SNC. Notwithstanding Euro Disney’s financial difficulties, the Company believes it is unlikely that Disney SNC would be required to pay the 75% lease termination payment as the Company currently expects that in order for Euro Disney to continue its business it will either exercise its assumption option in 2006 or that the assumption of the lease by Euro Disney will otherwise be provided for in the resolution to Euro Disney’s financial situation.

      A summary of U.S. GAAP financial information for Euro Disney as of and for the years ended September 30, 2003 is as follows:

	2003	2002	2001

Results of Operations:
Revenues	$1,077	$909	$905
Cost and expenses	(1,032)	(891)	(871)
Net interest expense and other	(101)	(75)	(80)

Loss before income taxes	(56)	(57)	(46)
Income taxes	—	—	—

Net loss	$(56)	$(57)	$(46)

	2003	2002

Balance Sheet:
Cash and cash equivalents	$103	$66
Other current assets	191	199

Total current assets	294	265
Parks, resorts and other property, net	2,951	2,687
Other non-current assets	128	60

	$3,373	$3,012

Accounts payable and other accrued liabilities	$421	$404
Current portion of borrowings(1)	2,528	47
Other current liabilities	66	81

Total current liabilities	3,015	532
Borrowings	—	2,126
Other non-current liabilities	289	244
Shareholders’ equity	69	110

	$3,373	$3,012

(1)	All of Euro Disney’s borrowings are classified as current as of September 30, 2003 as they are subject to acceleration if a long-term solution to Euro Disney’s financing needs is not achieved by March 31, 2004.

Hong Kong Disneyland

      In 1999, the Company and the Government of the Hong Kong Special Administrative Region signed a master project agreement for the development and operation of Hong Kong Disneyland. Phase I of the development, which will be located on 309 acres of land on Lantau Island, includes the Hong Kong Disneyland theme park and one or more hotels. Subject to the Government’s completion of infrastructure by specified target dates, Hong Kong Disneyland is currently targeted to open in 2005/2006. The master project agreement permits further phased buildout of the development under certain circumstances.

      Construction and operation of the project will be the responsibility of Hongkong International Theme Parks Limited, an entity in which the Hong Kong Government owns a 57% interest and a subsidiary of the Company owns the remaining 43%. A separate Hong Kong subsidiary of the Company is responsible for managing Hong Kong Disneyland. Based on the current exchange rate between the Hong Kong and U.S. dollars, the Company’s equity contribution obligation is limited to U.S. $316 million. As of September 30, 2003 the Company had contributed U.S. $73 million and the remaining $243 million is payable over the next three years. Once Hong Kong Disneyland commences operations, the Company will be entitled to receive management fees and royalties in addition to the Company’s equity interest.

Other Equity Investments

      In addition to the Company’s investments in Euro Disney and Hong Kong Disneyland, the Company has other equity investments, primarily comprised of cable investments such as A&E Television Networks (37.5% owned), Lifetime Entertainment Services (50% owned) and E! Entertainment Television (39.6% owned).

      A summary of combined financial information for the other equity investments (including Hong Kong Disneyland) is as follows:

	2003	2002	2001

Results of Operations:
Revenues	$3,458	$3,111	$3,161

Net Income	$825	$635	$763

Balance Sheet:
Current assets	$1,924	$1,938
Non-current assets	1,696	1,419

	$3,620	$3,357

Current liabilities	$907	$956
Non-current liabilities	840	717
Shareholders’ equity	1,873	1,684

	$3,620	$3,357

Impact of FIN 46 on Equity Investments

      As discussed in Note 2, the implementation of FIN 46 will likely require the Company to consolidate both Euro Disney and Hong Kong Disneyland for financial reporting purposes in the first quarter of fiscal 2004. The following tables present consolidated results of operations and financial position for the Company as of and for the year ended September 30, 2003 as if Euro Disney and Hong Kong Disneyland had been consolidated based on our current analysis and understanding of FIN 46.

			Hong Kong
	As Reported	Euro Disney	Disneyland	Adjustments	As Adjusted

Results of Operations:
Revenues	$27,061	$1,077	$5	$(10)	$28,133
Cost and expenses	(24,330)	(1,032)	(7)	9	(25,360)
Amortization of intangibles assets	(18)	—	—	—	(18)
Gain on sale of business	16	—	—	—	16
Net interest expense	(793)	(101)	—	—	(894)
Equity in the income of investees	334	—	—	24	358
Restructuring and impairment charges	(16)	—	—	—	(16)

Income before income taxes, minority interests and the cumulative effect of accounting change	2,254	(56)	(2)	23	2,219
Income taxes	(789)	—	—	13	(776)
Minority interests	(127)	—	—	22	(105)
Cumulative effect of accounting change	(71)	—	—	—	(71)

Net income/(loss)	$1,267	$(56)	$(2)	$58	$1,267

			Hong Kong
	As Reported	Euro Disney	Disneyland	Adjustments	As Adjusted

Balance Sheet:
Cash and cash equivalents	$1,583	$103	$76	$—	$1,762
Other current assets	6,731	191	9	(9)	6,922

Total current assets	8,314	294	85	(9)	8,684
Investments	1,849	—	—	(623)	1,226
Fixed assets	12,678	2,951	524	—	16,153
Intangible assets	2,786	—	—	—	2,786
Goodwill	16,966	—	—	—	16,966
Other assets	7,395	128	9	—	7,532

Total assets	$49,988	$3,373	$618	$(632)	$53,347

Current portion of borrowings(1)	$2,457	$2,528	$—	$(388)	$4,597
Other current liabilities	6,212	487	61	(85)	6,675

Total current liabilities	8,669	3,015	61	(473)	11,272
Borrowings	10,643	—	237	—	10,880
Deferred income taxes	2,712	—	—	—	2,712
Other long-term liabilities	3,745	289	—	(71)	3,963
Minority interest	428	—	—	301	729
Shareholders’ equity	23,791	69	320	(389)	23,791

Total liabilities and shareholders’ equity	$49,988	$3,373	$618	$(632)	$53,347

(1)	All of Euro Disney’s borrowings are classified as current as they are subject to acceleration if a long-term solution to Euro Disney’s financing needs is not achieved by March 31, 2004.

Investments, at Cost

      As of September 30, 2003 and 2002, the Company held $17 million and $14 million, respectively, of securities classified as available-for-sale. As of September 30, 2003 and 2002, the Company also held $89 million and $148 million, respectively, of non-publicly traded cost method investments. Realized gains and losses are determined principally on an average cost basis. In 2003, 2002 and 2001, the Company recognized $8 million, $239 million and $87 million, respectively, in net gains on sales of securities. Included in fiscal 2002 is a $216 million gain on the sale of the remaining shares of Knight Ridder stock that the Company had received in connection with the disposition of certain publishing operations that had been acquired in connection with the acquisition of ABC.

      In addition, in 2003, 2002 and 2001, the Company recorded non-cash charges of $23 million, $2 million and $241 million, respectively, to reflect other-than-temporary losses in value of certain investments. In 2003, 2002 and 2001, unrealized gains on available-for-sale securities were $3 million, $1 million and $47 million, respectively.

Investment in Leveraged Leases

      During the first quarter of fiscal 2003, the Company wrote off its aircraft leveraged lease investment with United Airlines, which filed for bankruptcy protection, resulting in a pre-tax charge of $114 million, or $0.04 per share. Based on the bankruptcy filing, we believe it is unlikely that the Company will recover this investment. The pre-tax charge of $114 million for the write-off is reported in “Net interest expense” in the Consolidated Statements of Income. As of September 30, 2003, our remaining aircraft leveraged lease investment totaled approximately $175 million, consisting of $119 million and $56 million, with Delta Air Lines and FedEx, respectively. Given the current status of the airline industry, we continue to monitor the recoverability of these investments, particularly the Delta Air Lines leases. The inability of Delta Air Lines to make their lease payments, or the termination of our lease through a bankruptcy proceeding, could result in a material charge for the write-down of some or all of our investment and could accelerate income tax payments.

      The Company’s leveraged lease investment includes the impact of certain income tax benefits that are projected to be realized in the future under the current U.S. income tax laws. As discussed more fully in Note 8, the U.S. Congress is considering a change in the applicable income tax law. Since the impact of this matter upon the Company depends upon the specific provisions of any tax legislation ultimately enacted by congress, it is not possible to predict the impact on our results of operations or financial position.

5 Film and Television Costs

	2003	2002

Theatrical film costs
Released, less amortization	$2,359	$2,384
Completed, not released	856	819
In-process	1,236	790
In development or pre-production	113	147

	4,564	4,140

Television costs
Released, less amortization	961	909
Completed, not released	126	131
In-process	283	292
In development or pre-production	11	25

	1,381	1,357

Television broadcast rights	828	1,123

	6,773	6,620
Less current portion	568	661

Non-current portion	$6,205	$5,959

      Based on management’s total gross revenue estimates as of September 30, 2003, approximately 37% of completed and unamortized film and television costs (excluding amounts allocated to acquired film and television libraries) are expected to be amortized during fiscal 2004. Approximately 73% of unamortized film and television costs for released productions (excluding acquired film libraries) are expected to be amortized during the next three years. By September 30, 2007, approximately 80% of the total released and unamortized film and television costs are expected to be amortized. As of September 30, 2003, the Company estimated that approximately $303 million of accrued participation liabilities will be payable in fiscal year 2004.

      At September 30, 2003, acquired film and television libraries have remaining unamortized film costs of $532 million which are generally amortized straight-line over a remaining period of approximately 5-14 years.

      The following table provides detail of film and television cost spending and amortization:

	2003	2002	2001

Film and television cost spending	$(2,915)	$(2,315)	$(2,273)
Film and television cost amortization	2,546	2,218	2,260

Film and television cost	$(369)	$(97)	$(13)

6 Goodwill and Intangible Assets

       The following table provides a reconciliation of reported net loss for fiscal 2001 to adjusted earnings had Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets, been applied as of the beginning of fiscal 2001:

	2001

		Earnings
	Amount	per share

Reported net loss attributed to Disney common stock	$(41)	$(0.02)
Cumulative effect of accounting changes	278	0.13

Reported earnings attributed to Disney common stock before the cumulative effect of accounting changes	237	0.11
Add back amortization (net of tax):
Goodwill	604	0.29
Indefinite life intangible assets	50	0.02

Adjusted earnings attributed to Disney common stock before the cumulative effect of accounting changes	$891	$0.42

      The changes in the carrying amount of goodwill for the year ended September 30, 2003, are as follows:

	Media
	Network	Other	Total

Balance as of October 1, 2002	$17,008	$75	$17,083
Goodwill acquired during the period	18	1	19
Capital Cities/ ABC, Inc. acquisition adjustment and other	(136)	—	(136)

Balance as of September 30, 2003	$16,890	$76	$16,966

      During the first quarter of fiscal 2003, certain preacquisition tax contingencies related to the Company’s 1996 acquisition of Capital Cities/ ABC, Inc. were favorably resolved. Reserves recorded for these exposures were reversed against goodwill.

7 Borrowings

       The Company’s borrowings at September 30, 2003 and 2002, including interest rate swaps designated as hedges, are summarized below.

			2003

				Interest rate and
			Stated	Cross-Currency Swaps(2)		Effective
			Interest			Interest	Swap
	2003	2002	Rate(1)	Pay Variable	Pay Fixed	Rate(3)	Maturities

Commercial paper	$—	$721	—	$—	$—	—	—
U.S. medium-term notes	8,114	8,042	6.07%	1,510	—	4.94%	2006-2022
Convertible senior notes	1,323	—	2.13%	—	—	2.57%	—
Other US dollar denominated debt	597	1,303	5.74%	—	—	5.74%	—
Privately placed debt	343	425	7.02%	343	—	3.02%	2007
European medium-term notes	1,519	1,646	2.84%	1,099	—	2.42%	2004-2007
Preferred stock	485	495	7.56%	102	—	4.19%	2004
Capital Cities/ ABC and ABC Family debt	191	1,085	9.08%	—	—	9.08%	—
Other(4)	528	413		—	—	—	—

	13,100	14,130	5.16%	3,054	—	4.23%	—
Less current portion(4)	2,457	1,663		102	—		2004

Total long-term borrowings	$10,643	$12,467		$2,952	$—

(1)	The stated interest rate represents the weighted-average coupon rate for each category of borrowings. For floating rate borrowings, interest rates are based upon the rates at September 30, 2003; these rates are not necessarily an indication of future interest rates.

(2)	Amounts represent notional values of interest rate swaps.

(3)	The effective interest rate reflects the impact of interest rate and cross-currency swaps on the stated rate of interest.

(4)	Includes market value adjustments for current and non-current debt with qualifying hedges totaling $471 million and $353 million at September 30, 2003 and 2002, respectively.

Commercial Paper

      The Company currently maintains U.S. and European commercial paper programs with a combined program size of $4.5 billion. As of September 30, 2003, the Company had established bank facilities totaling $4.5 billion to support commercial paper borrowings, with half of the facilities scheduled to expire in February 2004 and the other half in March 2005. The Company plans to renew or extend these bank facilities prior to their scheduled expiration. Under the bank facilities, the Company has the option to borrow at LIBOR-based rates plus a spread depending on the Company’s senior unsecured debt rating. The Company’s bank facilities contain only one financial covenant, relating to interest coverage, which the Company met on September 30, 2003 by a significant margin. As of September 30, 2003, the Company had not borrowed against the facilities. The Company also has the ability to issue up to $350 million of letters of credit under the $2.25 billion facility expiring in 2004, which if utilized, reduces available borrowing under this facility. As of September 30, 2003, $163 million of letters of credit had been issued under this facility and $2.087 billion was available for borrowing. At September 30, 2003, no commercial paper debt was outstanding.

$7.5 Billion Shelf Registration Statement

      In August 2001, the Company filed a U.S. shelf registration statement with the Securities and Exchange Commission (SEC) that allows the Company to issue from time to time up to $7.5 billion of securities, including debt securities, preferred stock, common stock, depositary shares, warrants and purchase contracts. At September 30, 2003, $3.049 billion of debt had been issued under the Company’s U.S. medium-term note program (described below) and $2.628 billion of debt had been issued under other U.S. dollar denominated debt programs of which $708 million has been repaid to date (also described below). The remaining unused capacity under the shelf registration is $1.823 billion. Our ability to issue debt is subject to market conditions and other factors impacting our borrowing capacity.

U.S. Medium-Term Note Program

      In September 2001, the Company established a $6.5 billion U.S. medium-term note program under the U.S. shelf registration statement described above for the issuance of various types of debt instruments, such as fixed or floating rate notes, U.S. dollar or foreign currency denominated notes, redeemable notes, global notes and dual currency or other indexed notes. In total, the Company has issued $3.049 billion under the current program. The remaining capacity under the program may be further reduced from time to time to the extent that the Company issues securities outside of the existing U.S. medium-term note program but under the current shelf registration statement. At September 30, 2003, the total debt outstanding under the current and prior U.S. medium-term note programs was $8.114 billion. The maturities of current outstanding borrowings range from 1 to 90 years and stated interest rates range from 0.84% to 7.55%.

Other U.S. Dollar Denominated Debt

      From time to time, the Company may issue bonds or notes separately from the U.S. medium-term note program, under shelf registration statements in effect at the time. At September 30, 2003, the total debt outstanding from these offerings, which includes global bonds, quarterly interest bonds (QUIBS), and convertible senior notes (described below) was $1.920 billion. The maturities of these outstanding borrowings range from 1 to 28 years and the stated interest rates range from 2.1% to 7.0%.

Convertible Senior Notes

      In April 2003, the Company issued $1.323 billion of convertible senior notes due on April 15, 2023. These convertible senior notes are registered under the $7.5 billion shelf registration statement. The notes bear interest at a fixed annual rate of 2.125% and are redeemable at the Company’s option any time after April 15, 2008 at a price of 100% of the principal amount of the notes. The notes are redeemable at the investor’s option at a price of 100% of principal amount on April 15, 2008, April 15, 2013 and April 15, 2018, and upon the occurrence of certain fundamental changes, such as a change in control. The notes are convertible into common stock, under certain circumstances, at an initial conversion rate of 33.9443 shares of common stock per $1,000 principal amount of notes. This is equivalent to an initial conversion price of $29.46. The conversion rate is subject to adjustment if certain events occur, such as the payment of dividends on the Company’s common stock exclusively in the Company’s common stock, the issuance to all holders of the Company’s common stock of rights or warrants that allow the holders to purchase shares of the Company’s common stock during a specified period of time, and subdivision, combinations or certain reclassifications of the Company’s common stock.

Privately Placed Debt

      In 1996, the Company raised $850 million of privately placed financing. The notes pay 7.02% interest per annum and amortize semi-annually. The outstanding principal as of September 30, 2003 was $343 million.

European Medium-Term Note Program

      In July 2002, the Company renewed its European medium-term note program for the issuance of various types of debt instruments such as fixed or floating rate notes, U.S. dollar or foreign currency denominated notes, redeemable notes, index linked and dual currency notes. At such time, the program size was increased from $3.0 billion to $4.0 billion. In 2003, no new debt was issued by the Company under the program. The remaining capacity to issue under the program is $2.481 billion, which is subject to market conditions and other factors impacting our borrowing capacity. The remaining capacity under the program replenishes as outstanding debt under the program matures. At September 30, 2003, the total debt outstanding under the program was $1.519 billion. The maturities of current outstanding borrowings range from 1 to 4 years and stated interest rates range from 0.72% to 6.26%. The Company has outstanding borrowings under the program denominated in U.S. dollars, Hong Kong dollars, Singapore dollars and Japanese yen.

Preferred Stock

      As a result of the ABC Family acquisition in October 2001, the Company assumed Series A Preferred Stock with a 9% coupon and quarterly dividend payments valued at approximately $400 million with an effective cost of capital of 5.25%. The Series A Preferred Stock is callable starting August 1, 2007, and matures August 1, 2027.

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

      The Series A preferred stock and the AMPS are classified as borrowings given their substantive similarity to debt instruments. At September 30, 2003, the total balance outstanding was $485 million.

Capital Cities/ ABC and ABC Family Publicly Traded Debt

      As a result of the ABC Family acquisition in October 2001, the Company assumed $475 million of 9  1/4% Senior Notes due 2007, valued at $502 million and $560 million of 10  1/4% Senior Discount Notes due 2007, valued at $589 million (collectively, the “ABC Family Notes”). At September 30, 2002, the remaining fair value of the ABC Family Notes was $892 million, as the Company had repurchased $194 million of the notes prior to the stated maturity date. The ABC Family Notes were redeemable by ABC Family starting November 1, 2002 and semi-annually thereafter. ABC Family exercised its right to redeem the notes and, accordingly, all of the outstanding ABC Family Notes were redeemed on November 1, 2002 at a price of 104.625% for the Senior Notes and 105.125% of the principal amount for the Senior Discount Notes.

      As a result of the Capital Cities/ ABC, Inc. acquisition in 1996, the Company assumed various debt previously issued by Capital Cities/ ABC, Inc. At September 30, 2003, the outstanding balance was $191 million with maturities ranging from 6 to 18 years and stated interest rates ranging from 8.75% to 9.645%.

      Borrowings, excluding commercial paper and market value adjustments, have the following scheduled maturities:

2004	$2,393
2005	1,737
2006	1,524
2007	1,409
2008	60
Thereafter	5,506

$12,629

      The Company capitalizes interest on assets constructed for its parks, resorts and other property and on theatrical and television productions. In 2003, 2002 and 2001, total interest capitalized was $33 million, $36 million and $94 million, respectively.

8 Income Taxes

	2003	2002	2001

Income Before Income Taxes, Minority Interests and the Cumulative Effect of Accounting Changes
Domestic (including U.S. exports)	$1,802	$1,832	$1,126
Foreign subsidiaries	452	358	157

	$2,254	$2,190	$1,283

Income Tax (Benefit) Provision
Current
Federal	$(55)	$137	$721
State	39	55	82
Foreign (including withholding)	317	257	198

	301	449	1,001

Deferred
Federal	448	372	(8)
State	40	32	66

	488	404	58

	$789	$853	$1,059

Components of Deferred Tax Assets and Liabilities
Deferred tax assets
Accrued liabilities	$(1,255)	$(1,345)
Foreign subsidiaries	(269)	(233)
Retirement benefits	(193)	—
Loss and credit carryforwards	(80)	(206)
Other, net	(17)	(52)

Total deferred tax assets	(1,814)	(1,836)

Deferred tax liabilities
Depreciable, amortizable and other property	3,036	2,967
Licensing revenues	132	26
Leveraged leases	312	307
Investment in Euro Disney	298	256
Retirement benefits	—	179

Total deferred tax liabilities	3,778	3,735

Net deferred tax liability before valuation allowance	1,964	1,899
Valuation allowance	74	74

Net deferred tax liability	$2,038	$1,973

Reconciliation of Effective Income Tax Rate
Federal income tax rate	35.0%	35.0%	35.0%
Nondeductible amortization of intangible assets	—	—	18.1
State taxes, net of federal benefit	2.3	2.6	7.5
Dispositions	0.4	—	1.4
Impairment of intangible assets	—	—	20.6
Foreign sales corporation and extraterritorial income	(3.1)	(3.1)	(1.9)
Other, including tax reserves and related interest	0.4	4.4	1.8

	35.0%	38.9%	82.5%

      Deferred tax assets at September 30, 2003 and 2002 were reduced by a valuation allowance relating to a portion of the tax benefits attributable to certain net operating losses (NOLs) reflected on state tax returns of Infoseek and its subsidiaries for periods prior to the Infoseek acquisition on November 18, 1999 where applicable state laws limit the utilization of such NOLs. In addition, deferred tax assets at September 30, 2003 were reduced by a valuation allowance relating to a portion of the tax benefits attributable to certain NOLs reflected on tax returns of ABC Family Worldwide, Inc. and its subsidiaries for periods prior to the ABC Family acquisition on October 24, 2001 (see Note 3). Since the valuation allowances associated with both acquisitions relate to acquired deferred tax assets, the subsequent realization of these tax benefits would result in adjustments to the allowance amount being applied as reductions to goodwill.

      At September 30, 2003, approximately $210 million of NOL carryforwards were available to offset future taxable income through the year 2022. Since the acquisition of ABC Family constituted an ownership change as defined under Section 382 of the Internal Revenue Code, the utilization of ABC Family’s pre-ownership change NOLs is subject to an annual limitation. However, such annual limitation will not impair the realization of these NOLs.

      In 2003, 2002, and 2001, income tax benefits attributable to employee stock option transactions of $5 million, $8 million and $48 million, respectively, were allocated to shareholders’ equity.

      In 2003 the Company derived tax benefits of $71 million from an exclusion provided under U.S. income tax laws with respect to certain extraterritorial income (ETI) attributable to foreign trading gross receipts. The World Trade Organization (WTO) has ruled that this ETI exclusion represents a prohibited export subsidy under the WTO Agreement on Subsidies and Countervailing Measures. Based upon this ruling, a WTO arbitration panel has determined that the European Union (EU) may impose up to $4 billion per year in trade sanctions against the U.S., although the EU has yet to impose such sanctions. President Bush has stated that the U.S. will change its tax laws in order to comply with the WTO ruling. Various legislative proposals providing for the repeal of the ETI exclusion have introduced broad-based international tax reforms, but the Bush Administration and Congress have not yet agreed upon a solution to this issue. Since the impact of this matter upon the Company depends upon the actions of the EU and the specific provisions of any tax legislation ultimately enacted by Congress, it is not possible to predict the impact on future financial results. However, if the ETI exclusion is repealed and legislation that would replace the ETI exclusion benefit is not enacted, the impact on the Company’s tax provision could be significant.

      As a matter of course, the Company is regularly audited by federal, state and foreign tax authorities. From time to time, these audits result in proposed assessments. The Internal Revenue Service (IRS) has completed its examination of the Company’s federal income tax returns for 1993 through 1995 and has proposed assessments that challenge certain of the Company’s tax positions. The Company has negotiated the settlement of a number of these proposed assessments, and is pursuing an administrative appeal before the IRS with regard to the remainder. If the remaining proposed assessments are upheld through the administrative and legal process, they could have a material impact on the Company’s earnings and cash flow. However, the Company believes that its tax positions comply with applicable tax law and intends to defend its positions vigorously. The Company believes it has adequately provided for any reasonably foreseeable outcome related to these matters. Accordingly, although their ultimate resolution may require additional cash tax payments, the Company does not anticipate any material earnings impact from these matters. During the fourth quarter of fiscal 2003, the Company favorably resolved certain state income tax audit issues and the corresponding release of $56 million of related tax reserves is reflected in the current year income tax provision.

9 Pension and Other Benefit Programs

       The Company maintains pension and postretirement medical benefit plans covering most of its domestic employees not covered by union or industry-wide plans. Employees hired after January 1, 1994 and ABC employees generally hired after January 1, 1987 are not eligible for postretirement medical benefits. With respect to its qualified defined benefit pension plans, the Company’s policy is to fund, at a minimum, the amount necessary on an actuarial basis to provide for benefits in accordance with the requirements of the Employee Retirement Income Security Act of 1974. Pension benefits are generally based on years of service and/or compensation. The following chart summarizes the balance sheet impact, as well as the benefit obligations, assets, funded status and rate assumptions associated with the pension and postretirement medical benefit plans.

			Postretirement
	Pension Plans		Medical Plans

	2003	2002	2003	2002

Reconciliation of funded status of the plans and the amounts included in the Company’s Consolidated Balance Sheets:
Projected benefit obligations
Beginning obligations	$(2,889)	$(2,632)	$(680)	$(585)
Service cost	(115)	(98)	(23)	(22)
Interest cost	(204)	(157)	(48)	(43)
Plan amendments	—	(14)	—	18
Actuarial losses	(651)	(76)	(302)	(67)
Benefits paid	112	88	18	19

Ending obligations	$(3,747)	$(2,889)	$(1,035)	$(680)

Fair value of plans’ assets
Beginning fair value	$2,660	$2,953	$199	$229
Actual return on plans’ assets	96	(197)	5	(20)
Contributions	26	6	11	9
Benefits paid	(112)	(88)	(18)	(19)
Expenses	(15)	(14)	—	—

Ending fair value	$2,655	$2,660	$197	$199

Funded status of the plans	$(1,092)	$(229)	$(838)	$(481)
Unrecognized net loss	1,231	400	535	241
Unrecognized prior service cost (benefit)	23	24	(20)	(20)
Contributions after measurement date	6	—	—	—

Net balance sheet impact	$168	$195	$(323)	$(260)

Amounts recognized in the balance sheet consist of:
Prepaid benefit cost	$42	$319	$17	$27
Accrued benefit liability	(843)	(194)	(340)	(287)
Additional minimum pension liability adjustment	969	70	—	—

	$168	$195	$(323)	$(260)

      The components of net periodic benefit cost are as follows:

				Postretirement
	Pension Plans			Benefit Plans

	2003	2002	2001	2003	2002	2001

Service costs	$114	$97	$88	$23	$22	$13
Interest costs	204	157	143	48	43	33
Expected return on plan assets	(262)	(241)	(237)	(19)	(21)	(21)
Amortization of prior year service costs	2	1	—	(1)	1	1
Recognized net actuarial loss	(1)	—	(18)	23	12	—

Net periodic benefit cost (credit)	$57	$14	$(24)	$74	$57	$26

Assumptions:
Discount rate	5.85%	7.20%	7.50%	5.85%	7.20%	7.50%
Rate of return on plans’ assets	7.50%	8.50%	9.50%	7.50%	8.50%	9.50%
Salary increases	3.75%	4.65%	5.00%	n/a	n/a	n/a
Annual increase in cost of benefits	n/a	n/a	n/a	10.00%	10.00%	10.00%

      Net periodic benefit cost for the current year is based on assumptions from the prior year.

      As a result of pension plan asset performance below expected returns and a reduction of the discount rate to 5.85%, a number of the Company’s pension plans were underfunded at September 30, 2003, having accumulated benefit obligations exceeding the fair value of plan assets. For these plans, the fair value of plan assets aggregated $2.6 billion, the accumulated benefit obligations aggregated $3.4 billion and the projected benefit obligations aggregated $3.7 billion. As a result, the Company recorded an additional minimum pension liability adjustment of $899 million representing the amount by which the accumulated benefit obligations for these plans exceeded the related fair value of plan assets, adjusted for previously recorded amounts on the Company’s balance sheet. The after-tax adjustment of $564 million was recorded as a reduction of shareholders’ equity through accumulated other comprehensive income in fiscal 2003. In the prior year, there were fewer underfunded plans. These underfunded plans had aggregate plan assets of $324 million, accumulated benefit obligations of $471 million and projected benefit obligations of $495 million. The additional minimum pension liability adjustment recorded in fiscal 2002 was $70 million with a corresponding after-tax reduction of shareholders’ equity of $44 million.

      The Company’s accumulated pension benefit obligations at September 30, 2003 and 2002 were $3.5 billion and $2.6 billion, respectively, of which 98.6% and 98.5%, respectively, were vested.

      The market values of the Company’s shares held by the pension plan master trust for these plans as of September 30, 2003 and 2002 were $56 million and $42 million, respectively.

      In addition, the Company contributes to various pension and other plans under union and industry-wide agreements. In 2003, 2002 and 2001, the cost recognized under these plans were $37 million, $41 million and $40 million, respectively.

      The accumulated postretirement benefit obligations and fair value of plan assets for postretirement plans with accumulated postretirement benefit obligations in excess of plan assets were $1,035 million and $197 million, respectively for 2003, and $680 million and $199 million, respectively for 2002.

      Certain actuarial assumptions, such as the assumed health care cost trend rates, the assumed discount rate and the long-term rate of return, have a significant effect on the amounts reported for postretirement medical benefit and net periodic pension expense as well as the respective benefit obligation amounts. The Company reviews external data and its own historical trends for health care costs to determine the health care cost trend rates for the postretirement medical benefit plans. For

2003, we assumed a 10.00% annual rate of increase in the per capita cost of covered health care claims with the rate decreasing in even increments over 7 years until reaching 5.0%. The assumed discount rate for pension plans represents the market rate for high-quality fixed income investments or a long-term high quality corporate bond rate. For 2003, we reduced our rate to 5.85% to reflect market interest rate conditions. The long-term rate of return for plan assets is based on current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. We assumed an expected return on plans assets of 8.5% for 2003.

      The effect of a one percentage point decrease and a one percentage point increase in the assumed long-term health care cost trend rate, assumed discount rate and the long-term rate of return on plan assets would have had the following effects on the results for fiscal year 2003:

Pension Plans

Expected
Long-Term
	Assumed Health Care				Rate of
	Cost Trend Rate		Assumed Discount Rate		Return

	Total Service	Postretirement	Total Service	Projected
	and Interest	Medical	and Interest	Benefit	Net
	Costs	Obligations	Costs	Obligations	Periodic Cost

1% point decrease	$(20)	$(186)	$28	$650	$31
1% point increase	27	244	(26)	(541)	(31)

      The Company has savings and investment plans that allow eligible employees to allocate up to 20% of salary through payroll deductions depending on the plan in which the employee participates. The Company matches 50% of the employee’s pre-tax contributions, up to plan limits. In 2003, 2002 and 2001, the costs of these plans were $32 million, $29 million and $32 million, respectively.

10 Shareholders’ Equity

       The Company declared an annual dividend of $0.21 per share on December 2, 2003 related to fiscal 2003. The dividend is payable on January 6, 2004 to shareholders of record on December 12, 2003. The Company paid a $429 million dividend ($0.21 per Disney share) during the first quarter of fiscal 2003 applicable to fiscal 2002, and paid a $428 million dividend ($0.21 per Disney share) during the first quarter of fiscal 2002 applicable to fiscal 2001.

      In December 1999, pursuant to the Company’s repurchase program, the Company established the TWDC Stock Compensation Fund II to acquire shares of Company common stock for the purpose of funding certain future stock-based compensation. The fund expired on December 12, 2002. On that date, the 5,359,485 shares of the Company’s common stock still owned by the fund were transferred back to the Company and were classified as treasury stock.

      Under its share repurchase program, the Company is authorized to repurchase approximately 330 million shares as of September 30, 2003. No shares were repurchased during the current year. During fiscal 2001, the Company repurchased a total of 63.9 million shares of Disney common stock for approximately $1.1 billion.

11 Stock Incentive Plans

       Under various plans, the Company may grant stock options and other awards to executive, management and creative personnel at exercise prices equal to or exceeding the market price at the date of grant. Effective in January 2003, options for common stock become exercisable over a four-year period from the grant date and expire 10 years after the date of grant. Options granted prior to

January 2003 generally vest over a five-year period from the grant date. At the discretion of the Compensation Committee, options can occasionally extend up to 10 years and expire no more than 15 years after date of grant. Shares available for future option grants at September 30, 2003 totaled 76 million.

      The following table summarizes information about stock option transactions (shares in millions):

	2003		2002		2001

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	216	$27.48	188	$29.54	162	$27.24
Awards canceled	(14)	44.41	(14)	33.64	(13)	36.30
Awards granted	30	17.34	50	21.99	43	29.71
Awards exercised	(3)	14.57	(2)	18.02	(9)	18.72
Awards expired	(10)	47.73	(6)	34.72	—	—
Options converted(1)	—	—	—	—	5	102.61

Outstanding at September 30	219	$26.44	216	$27.48	188	$29.54

Exercisable at September 30	109	$27.86	88	$26.89	66	$25.64

(1)	Represents conversion of all outstanding DIG options into options to purchase DIS options on March 20, 2001 (See Note 3).

      The following table summarizes information about stock options outstanding at September 30, 2003 (shares in millions):

	Outstanding			Exercisable

Range of		Weighted Average	Weighted		Weighted
Exercise	Number	Remaining Years	Average	Number	Average
Prices	of Options	of Contractual Life	Exercise Price	of Options	Exercise Price

$ 10 — $ 14	3	2.3	$13.91	3	$13.69
$ 15 — $ 19	36	7.9	17.38	7	17.89
$ 20 — $ 24	76	6.2	21.84	41	21.63
$ 25 — $ 29	27	5.5	27.08	17	27.10
$ 30 — $ 34	58	6.7	31.49	28	31.80
$ 35 — $ 39	9	4.9	37.31	8	37.48
$ 40 — $ 44	8	7.1	41.20	3	40.56
$ 45 — $395	2	6.4	111.40	2	113.59

	219			109

      The Company granted restricted stock units to certain executives during fiscal year 2003 and 2002. Units awarded to three executives in 2002 vest upon the achievement of certain performance conditions. The remaining units are not performance related and generally vest 50% two years from grant date with the remaining 50% vesting four years from the grant date. Units are forfeited if the grantee terminates employment prior to vesting. During the years ended September 30, 2003 and 2002, the Company granted restricted stock units of 2.9 million and 1.9 million, respectively and recorded compensation expense of $20.4 million and $3.4 million, respectively.

      The weighted average fair values of options at their grant date during 2003, 2002 and 2001, where the exercise price equaled the market price on the grant date, were $6.71, $8.02 and $10.25,

respectively. The estimated fair value of each Disney option granted is calculated using the Black-Scholes option-pricing model. The weighted average assumptions used in the model were as follows:

	2003	2002	2001

Risk-free interest rate	3.4%	4.8%	5.0%
Expected years until exercise	6.0	6.0	6.0
Expected stock volatility	40%	30%	27%
Dividend yield	1.21%	0.96%	0.70%

12 Detail of Certain Balance Sheet Accounts

	2003	2002

Current receivables
Accounts receivable	$4,018	$3,960
Other	389	332
Allowance for doubtful accounts	(169)	(243)

	$4,238	$4,049

Other current assets
Prepaid expenses	$484	$492
Other	64	87

	$548	$579

Parks, resorts and other property, at cost
Attractions, buildings and improvements	$9,251	$8,984
Leasehold improvements	599	687
Furniture, fixtures and equipment	7,507	7,126
Land improvements	2,142	2,120

	19,499	18,917
Accumulated depreciation	(8,794)	(8,133)
Projects in progress	1,076	1,148
Land	897	848

	$12,678	$12,780

Intangible assets
Copyrights	$287	$295
Stadium facility leases	—	76
Other amortizable intangible assets	84	202
Accumulated amortization	(47)	(153)

Amortizable intangible assets	324	420
FCC licenses	1,486	1,375
Trademarks	944	944
Other indefinite life intangible assets	32	37

	$2,786	$2,776

Other non-current assets
Receivables	$382	$532
Other prepaid expenses	86	270
Prepaid benefit costs	59	346
Other	663	640

	$1,190	$1,788

	2003	2002

Accounts payable and other accrued liabilities
Accounts payable	$4,095	$3,820
Payroll and employee benefits	850	967
Income tax payable	21	219
Other	78	167

	$5,044	$5,173

Other long-term liabilities
Deferred revenues	$540	$614
Capital lease obligations	344	358
Program licenses and rights	236	324
Participation liabilities	230	207
Accrued benefit liability	1,183	481
Other	1,212	1,299

	$3,745	$3,283

13 Financial Instruments

Interest Rate Risk Management

      The Company is exposed to the impact of interest rate changes. The Company’s objective is to manage the impact of interest rate changes on earnings and cash flows and on the market value of its investments and borrowings. In accordance with policy, the Company maintains its fixed rate debt expressed as a percentage of its net debt between a minimum and maximum percentage.

      The Company typically uses pay floating and pay fixed interest rate swaps to facilitate its interest rate risk management activities. Pay-floating swaps effectively convert fixed rate medium and long-term obligations to variable rate instruments indexed to LIBOR. These swap agreements expire in three to 19 years. Pay-fixed swaps effectively convert floating rate obligations to fixed rate instruments. The pay-fixed swaps expire in one to eight years. As of September 30, 2003 and 2002 respectively, the Company held $711 million and $300 million of pay-fixed swaps that do not qualify as hedges. The changes in market values of all swaps that do not quality as hedges have been included in earnings.

      The impact of interest rate risk management activities was not significant for fiscal 2003, 2002 and 2001. The net amount of deferred gains and losses in AOCI from interest rate risk management transactions at September 30, 2003 was immaterial while the balance at September 30, 2002 was a loss of $41 million.

Foreign Exchange Risk Management

      The Company transacts business globally and is subject to risks associated with changing foreign exchange rates. The Company’s objective is to reduce earnings and cash flow fluctuations associated with foreign exchange rate changes thereby enabling management to focus attention on core business issues and challenges.

      The Company enters into various contracts that change in value as foreign exchange rates change to protect the value of its existing foreign currency assets, liabilities, firm commitments and forecasted, but not firmly committed foreign currency revenues. The Company uses option strategies and forward contracts to hedge forecasted revenues. In accordance with policy, the Company hedges a minimum percentage (not to exceed a maximum percentage) of its forecasted transactions for periods generally not to exceed five years. The Company also uses forward contracts to hedge foreign currency assets, liabilities and firm commitments. The gains and losses on these contracts offset gains or losses on the related forecasted transaction, asset, liability or firm commitment. The principal currencies hedged are the European euro, British pound, Japanese yen and Canadian dollar. Cross-currency swaps are used to effectively convert foreign currency-denominated borrowings to U.S. dollars.

      Gains and losses on contracts hedging forecasted foreign currency revenues are initially recorded to AOCI, and reclassified to current earnings when such revenues are recognized, offsetting changes in the value of the foreign currency revenues. At September 30, 2003 and 2002, the Company had pre-tax deferred gains of $23 million and $66 million, respectively, and pre-tax deferred losses of $203 million and $85 million, respectively, related to foreign currency hedge transactions.

      Deferred amounts to be recognized can change with market conditions and will be substantially offset by changes in the value of the related hedged transactions. The Company expects to reclassify a pre-tax loss of $134 million to earnings over the next twelve months. The Company reclassified a $62 million after-tax loss and a $27 million after-tax gain from AOCI to earnings during fiscal 2003 and 2002, respectively, which was offset by net gains and losses on items being hedged.

      At September 30, 2003 and 2002, changes in value related to cash flow hedges included in AOCI were a pre-tax loss of $175 million and $19 million, respectively. In addition, the Company reclassified deferred losses related to certain cash flow hedges from AOCI to earnings, due to the uncertainty of the timing of the original forecasted transaction. During fiscal 2003 and 2002, the Company recorded the change in fair market value related to fair value hedges and the ineffectiveness related to cash flow hedges to earnings. These amounts were not material. The impact of foreign exchange risk management activities on operating income in 2003 and in 2002 was a net loss of $273 million and a gain of $44 million, respectively.

Investment Risk Management

      During 2002 and 2001, the Company hedged certain investment holdings using forward sale contracts. The contracts, with notional amounts totaling $530 million in 2002 and 2001, were terminated in October 2001. During 2003, the Company did not hedge investment holdings using forward sale contracts.

Fair Value of Financial Instruments

      At September 30, 2003 and 2002, the Company’s financial instruments included cash, cash equivalents, investments, receivables, accounts payable, borrowings and interest rate, forward and foreign exchange risk management contracts.

      At September 30, 2003 and 2002, the fair values of cash and cash equivalents, receivables and accounts payable approximated carrying values because of the short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on broker quotes or quoted market prices or rates for the same or similar instruments, and the related carrying amounts are as follows:

	2003		2002

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Investments	$17	$17	$14	$14
Borrowings	(13,100)	(13,692)	(14,130)	(14,735)
Risk management contracts:
Foreign exchange forwards	$(131)	$(131)	$20	$20
Foreign exchange options	(22)	(22)	5	5
Interest rate swaps	173	173	363	363
Forward sale contracts	—	—	—	—
Cross-currency swaps	77	77	(28)	(28)

	$97	$97	$360	$360

Credit Concentrations

      The Company continually monitors its positions with, and the credit quality of, the financial institutions that are counterparties to its financial instruments, and does not anticipate nonperformance by the counterparties. The Company would not realize a material loss as of September 30, 2003 in the event of nonperformance by any single counterparty. The Company enters into transactions only with financial institution counterparties that have a credit rating of A- or better. The Company’s current policy regarding agreements with financial institution counterparties is generally to require collateral in the event credit ratings fall below A- or in the event aggregate exposures exceed limits as defined by contract. In addition, the Company limits the amount of investment credit exposure with any one institution. As of September 30, 2003, counterparties had pledged a total of $49 million of cash collateral.

      The Company’s trade receivables and investments do not represent a significant concentration of credit risk at September 30, 2003 due to the wide variety of customers and markets into which the Company’s products are sold, their dispersion across many geographic areas, and the diversification of the Company’s portfolio among instruments and issuers.

14 Commitments and Contingencies

       The Company has various contractual commitments for the purchase of broadcast rights for feature films, sports and other programming, aggregating approximately $11.6 billion, including approximately $900 million for available programming as of September 30, 2003, and approximately $8.8 billion related to sports programming rights, primarily NFL, NBA, College Football and MLB.

      The Company has various real estate and equipment operating leases, including retail outlets and distribution centers for consumer products, broadcast equipment and office space for general and administrative purposes. Rental expense for the operating leases during 2003, 2002 and 2001, including, common-area maintenance and contingent rentals, was $556 million, $548 million and $556 million, respectively.

      The Company also has contractual commitments under various creative talent and employment agreements including obligations to actors, producers, sports personnel, television and radio personalities and executives.

      As disclosed in footnote 4, the Company is committed to make equity contributions to Hong Kong Disneyland totaling $243 million over the next three years.

      Contractual commitments, for broadcast programming rights, future minimum lease payments under the non-cancelable operating leases, creative talent and other commitments totaled at $15.4 billion at September 30, 2003, payable as follows:

	Broadcast	Operating	Creative
	Programming	Leases	Talent	Other	Total

2004	$3,971	$271	$485	$202	$4,929
2005	2,926	242	338	180	3,686
2006	2,352	221	181	43	2,797
2007	1,092	208	72	13	1,385
2008	869	175	25	8	1,077
Thereafter	415	1,033	14	26	1,488

	$11,625	$2,150	$1,115	$472	$15,362

      The Company has certain non-cancelable capital leases primarily for land and broadcast equipment. Future payments under these leases as of September 30, 2003 are as follows:

2004	$39
2005	39
2006	40
2007	78
2008	37
Thereafter	718

Total minimum obligations	951
Less amount representing interest	(591)

Present value of net minimum obligations	360
Current portion	16

Long-term portion	$344

      The Company has guaranteed certain special assessment and water/sewer revenue bond series issued by the Celebration Community Development District and the Enterprise Community Development District (collectively, the Districts). The bond proceeds were used by the Districts to finance the construction of infrastructure improvements and the water and sewer system in the mixed-use, residential community of Celebration, Florida. As of September 30, 2003, the remaining debt service obligation guaranteed by the Company was $103 million, of which $62 million was principal. The Company is responsible to satisfy any shortfalls in debt service payments, debt service and maintenance reserve funds, and to ensure compliance with specified rate covenants. To the extent that the Company has to fund payments under its guarantees, the districts have an obligation to reimburse the Company from District revenues.

      The Company has also guaranteed certain bond issuances by the Anaheim Public Authority for a total of $111 million. The guarantee also extends to future interest payments that will total $296 million over the 40-year life of the bond. The bond proceeds were used by the City of Anaheim to finance construction of infrastructure and a public parking facility adjacent to the Disneyland Resort. Revenues from sales, occupancy and property taxes from the Disneyland Resort and non-Disney hotels are used by the City of Anaheim to repay the bonds. In the event of a debt service shortfall, the Company will be responsible to fund the shortfall. To the extent that subsequent tax revenues exceed the debt service payments in subsequent periods, the Company would be reimbursed for any previously funded shortfalls.

      To date, tax revenues have exceeded the debt service payments for both the Celebration and Anaheim bonds.

      The Company has guaranteed payment of certain facility and equipment leases on behalf of a third-party service provider that supplies the Company with broadcasting transmission, post production, studio and administrative services in the U.K. If the third-party service provider defaults on the leases, the Company would be responsible for the remaining obligation unless the Company finds another service provider to take over the leases. As of September 30, 2003, the remaining facility and equipment lease obligation was $72 million. These leases expire in March 2014.

      Stephen Slesinger, Inc. v. The Walt Disney Company. In this lawsuit, filed on February 27, 1991 and pending in the Los Angeles County Superior Court, the plaintiff claims that a Company subsidiary defrauded it and breached a 1983 licensing agreement with respect to certain Winnie the Pooh properties, by failing to account for and pay royalties on revenues earned from the sale of Winnie the Pooh movies on videocassette and from the exploitation of Winnie the Pooh merchandising rights. The plaintiff seeks damages for the licensee’s alleged breaches as well as confirmation of the plaintiff’s interpretation of the licensing agreement with respect to future activities. The plaintiff also seeks the right to terminate the agreement on the basis of the alleged breaches. The Company disputes that the plaintiff is entitled to any damages or other relief of any kind, including termination of the licensing agreement. If each of the plaintiff’s claims were to be confirmed in a final judgment, damages as argued by the plaintiff could total as much as several hundred million dollars and adversely impact the value to the Company of any future exploitation of the licensed rights. However, given the number of outstanding issues and the uncertainty of their ultimate disposition, management is unable to predict the magnitude of any potential determination of the plaintiff’s claims. On April 24, 2003, the matter was removed to the United States District Court for the Central District of California, which, on May 19, 2003, dismissed certain claims and remanded the matter to the Los Angeles Superior Court. The Company has appealed from the District Court’s order to the Court of Appeals for the Ninth Circuit. In the meanwhile, the Superior Court has assigned the case to a different judge in the Court’s Complex Litigation Pilot Program. Pre-trial proceedings continue in the state court.

      Milne and Disney Enterprises, Inc. v. Stephen Slesinger, Inc. On November 5, 2002, Clare Milne, the granddaughter of A. A. Milne, author of the Winnie the Pooh books, and the Company’s subsidiary Disney Enterprises, Inc. filed a complaint against Stephen Slesinger, Inc. (“SSI”) in the United States District Court for the Central District of California. On November 4, 2002, Ms. Milne served notices to SSI and the Company’s subsidiary terminating A. A. Milne’s prior grant of rights to Winnie the Pooh, effective November 5, 2004, and granted all of those rights to the Company’s subsidiary. In their lawsuit, Ms. Milne and the Company’s subsidiary seek a declaratory judgment, under United States copyright law, that Ms. Milne’s termination notices were valid; that SSI’s rights to Winnie the Pooh in the United States will terminate effective November 5, 2004; that upon termination of SSI’s rights in the United States, the 1983 licensing agreement that is the subject of the Stephen Slesinger, Inc. v. The Walt Disney Company lawsuit will terminate by operation of law; and that, as of November 5, 2004, SSI will be entitled to no further royalties for uses of Winnie the Pooh. In January 2003, SSI filed (a) an answer denying the material allegations of the complaint and (b) counterclaims seeking a declaration (i) that Ms. Milne’s grant of rights to Disney Enterprises, Inc. is void and unenforceable and (ii) that Disney Enterprises, Inc. remains obligated to pay SSI royalties under the 1983 licensing agreement. SSI also filed a motion to dismiss the complaint or, in the alternative, for summary judgment. On May 8, 2003, the Court ruled that Milne’s termination notices are invalid and dismissed SSI’s counterclaims as moot. Following further motions, on August 1, 2003, SSI filed an amended answer and counterclaims and a third-party complaint against Harriet Hunt (heir to E. H. Shepard, illustrator of the original Winnie the Pooh stories), who had served a notice of termination and a grant of rights similar to Ms. Milne’s. By order dated October 27, 2003, the Court certified an interlocutory appeal from its May 8 order to the Court of Appeals for the Ninth Circuit and Milne and Disney have petitioned the Court of Appeal accordingly.

      Management believes that it is not currently possible to estimate the impact, if any, that the ultimate resolution of these matters will have on the Company’s results of operations, financial position or cash flows.

      Kohn v. The Walt Disney Company, et al. On August 15, 2002, Aaron Kohn filed a class action lawsuit against the Company, its Chief Executive Officer and its Chief Financial Officer in the United States District Court for the Central District of California on behalf of a putative class consisting of purchasers of the Company’s common stock between August 15, 1997 and May 15, 2002. Subsequently, at least nine substantially identical lawsuits were also filed in the same court, each alleging that the defendants violated federal securities laws by not disclosing the pendency and potential implications of the Stephen Slesinger, Inc. lawsuit described above prior to the Company’s filing of its quarterly report on Form 10-Q in May 2002. The plaintiffs claim that this alleged nondisclosure constituted a fraud on the market that artificially inflated the Company’s stock price, and contend that a decline in the stock price resulted from the May 2002 disclosure. The plaintiffs seek compensatory damages and/or rescission for themselves and all members of their defined class. Several of the plaintiffs have filed motions asking the court to appoint lead plaintiffs and counsel, and to consolidate the related actions into a single case. On December 10, 2002, plaintiffs’ motion to consolidate the related actions into a single case was granted, and their motion for appointment of lead plaintiffs and counsel was granted on February 21, 2003. On or about April 7, 2003, plaintiffs filed a consolidated amended class action complaint and on May 22, 2003, defendants moved to dismiss the complaint. The court granted defendants’ motion and the case was dismissed with prejudice on October 24, 2003.

      The Company, together with, in some instances, certain of its directors and officers, is a defendant or co-defendant in various other legal actions involving copyright, breach of contract and various other claims incident to the conduct of its businesses. Management does not expect the Company to suffer any material liability by reason of such actions.

15 Restructuring and Impairment Charges

       The Company recorded restructuring and impairment charges for the years ended September 30, 2003, 2002 and 2001 summarized as follows:

	2003	2002	2001

GO.com intangible assets impairment	$—	$—	$820
GO.com severance, fixed asset write-offs and other	—	—	58
Investment impairments	—	—	254
Workforce reduction and other	—	—	111
Chicago DisneyQuest closure	—	—	94
Asset impairment	—	—	63
Disney Store closures	16	—	54

Total restructuring and impairment charges	$16	$—	$1,454

      The Company operates 474 Disney Stores in North America and Europe. During fiscal 2003, the Company announced that it was pursuing strategic options for the Disney Store, including the possible sale of stores in North America and Europe, in order to focus on its core competencies and activities intended to increase capital returns. In connection with preparing the chain for sale, the Company expects to close a certain number of underperforming stores in North America.

      During fiscal 2003, the Company recorded charges totaling $16 million, principally reflecting fixed asset write-downs related to the stores it expects to close (and certain related facilities) and the cost of certain administrative headcount reductions. Fixed assets associated with the stores identified for closure have been written down to their fair value, determined on the basis of estimated future discounted cash flows through the expected date of the closures. The charges are reported in restructuring and impairment charges in the Consolidated Statements of Income.

      As store closures occur, the Company expects to incur additional charges related to lease termination costs and other actions that may be taken in connection with the disposition of the stores. Total future base rent commitments for the Disney Stores in North America and Europe totaled approximately $395 million as of September 30, 2003. Of these commitments, it is anticipated that the Company will bear the cost of those associated with the stores that will be closed, and that a buyer would assume those associated with stores that are sold. Total future base rent commitments for the stores that the Company expects to close were approximately $54 million as of September 30, 2003. In conjunction with the sale negotiations, the Company will undertake negotiations with lessors to seek favorable lease termination terms for stores that will be closed, but will likely incur charges related to the lease terminations in the second and third quarters of fiscal 2004. It is not possible at this time to determine what amount will ultimately be paid to terminate these leases. The Disney Store results are in the Consumer Products operating segment.

      Management believes that the Company will recover its investment in stores that will be sold; however, it is possible that certain stores currently identified for sale may ultimately be closed which could result in additional charges.

      In 2001, the Company recorded restructuring and impairment charges totaling $1.45 billion. The GO.com charge was for the closure of the GO.com portal business and includes a non-cash write-off of intangible assets totaling $820 million. The investment impairment was a non-cash charge for other-than-temporary declines in the fair value of certain Internet investments. The workforce reduction charges are primarily for severance costs and are discussed more fully below. The DisneyQuest and Disney Store closure charges were for the closure of the Chicago facility and approximately 100 Disney Stores and includes the write-down of fixed assets and leasehold improvements, leasehold termination costs, severance and other related closure costs. The asset impairment charge was for certain long-lived assets, primarily at the Disney Store and Disney Catalog. These assets were evaluated for impairment under a held for use model due to declining cash flows. Fair value was generally determined based on discounted cash flows.

      During the third quarter of fiscal 2001, the Company initiated a plan to eliminate 4,000 full-time jobs through a combination of voluntary and involuntary reductions. The reduction affected employees in all business units and geographic regions. The $111 million of costs associated with the workforce reduction consist primarily of severance costs and write-offs of idled facilities. As of September 30, 2003, the Company had completed its workforce reduction.

QUARTERLY FINANCIAL SUMMARY

(In millions, except per share data)

(unaudited)	December 31	March 31	June 30	September 30

2003(1)
Revenues	$7,170	$6,500	$6,377	$7,014
Segment operating income	482	814	1,048	830
Income before the cumulative effect of accounting change	107	314	502	415
Earnings per share before the cumulative effect of accounting change:
Diluted	$0.06	$0.15	$0.24	$0.20
Basic	0.06	0.15	0.25	0.20
2002
Revenues	$7,016	$5,856	$5,795	$6,662
Segment operating income	753	702	828	539
Net income	438	259	364	175
Earnings per share:
Diluted	$0.21	$0.13	$0.18	$0.09
Basic	0.21	0.13	0.18	0.09
Adjusted fiscal 2002 earnings per share had EITF 00-21 been applied as of the beginning of fiscal 2002(2):
Diluted	$0.12	$0.17	$0.22	$0.07
Basic	0.12	0.17	0.22	0.07

(1)	Income and earnings per share before the cumulative effect of accounting change does not reflect one-time after-tax charges for the adoption of EITF 00-21 totaling $71 million ($0.03 per share) in the first quarter of 2003. See Note 2 to the Consolidated Financial Statements.

(2)	See Note 2 to the Consolidated Financial Statements for more detail on the impact of the adoption of EITF 00-21.