Form 10-Q
period 2003-12-31
WALT DISNEY CO/
filed 2004-02-11
CIK 1001039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended December 31, 2003	Commission File Number 1-11605

Incorporated in Delaware	I.R.S. Employer Identification No. 95-4545390

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

     YES [X]  NO [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

     YES [X]  NO [  ]

     There were 2,047,595,989 shares of common stock outstanding as of February 6, 2004.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited; in millions, except per share data)

	Three Months Ended
	December 31,

	2003	2002

Revenues	$8,549	$7,170
Costs and expenses	(7,384)	(6,795)
Net interest expense	(148)	(296)
Equity in the income of investees	97	90

Income before income taxes, minority interests and the cumulative effect of accounting change	1,114	169
Income taxes	(410)	(77)
Minority interests	(16)	15

Income before the cumulative effect of accounting change	688	107
Cumulative effect of accounting change	—	(71)

Net income	$688	$36

Earnings per share before the cumulative effect of accounting change:
Diluted	$0.33	$0.05

Basic	$0.34	$0.05

Cumulative effect of accounting change per share	$—	$(0.03)

Earnings per share:
Diluted	$0.33	$0.02

Basic	$0.34	$0.02

Average number of common and common equivalent shares outstanding:
Diluted	2,099	2,044

Basic	2,045	2,042

See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	December 31,	September 30,
	2003	2003

	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,462	$1,583
Receivables	5,670	4,238
Inventories	660	703
Television costs	813	568
Deferred income taxes	674	674
Other current assets	797	548

Total current assets	10,076	8,314
Film and television costs	6,146	6,205
Investments	1,942	1,849
Parks, resorts and other properties, at cost
Attractions, buildings and equipment	19,496	19,499
Accumulated depreciation	(9,002)	(8,794)

	10,494	10,705
Projects in progress	1,157	1,076
Land	919	897

	12,570	12,678
Intangible assets, net	2,778	2,786
Goodwill	16,966	16,966
Other assets	1,042	1,190

	$51,520	$49,988

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and other accrued liabilities	$5,950	$5,044
Current portion of borrowings	2,332	2,457
Unearned royalties and other advances	1,273	1,168

Total current liabilities	9,555	8,669
Borrowings	10,827	10,643
Deferred income taxes	2,744	2,712
Other long term liabilities	3,916	3,745
Minority interests	444	428
Commitments and contingencies (Note 11)
Shareholders’ equity
Preferred stock, $.01 par value
Authorized - 100 million shares, Issued - none	—	—
Common stock
Common stock - Disney, $.01 par value	12,185	12,154
Authorized - 3.6 billion shares, Issued - 2.1 billion shares
Common stock - Internet Group, $.01 par value	—	—
Authorized - 1.0 billion shares, Issued - none
Retained earnings	14,075	13,817
Accumulated other comprehensive loss	(700)	(653)

	25,560	25,318
Treasury stock, at cost, 86.7 million shares	(1,526)	(1,527)

	24,034	23,791

	$51,520	$49,988

See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Three Months Ended
	December 31,

	2003	2002

OPERATING ACTIVITIES
Net income	$688	$36

Depreciation	273	261
Deferred income taxes	76	26
Equity in the income of investees	(97)	(90)
Cash distributions received from equity investees	56	61
Write-off of aircraft leveraged lease	—	114
Minority interests	16	(15)
Change in film and television costs	172	(157)
Changes in noncurrent assets and liabilities and other	201	46

	697	246

Changes in working capital	(1,387)	(696)

Cash used by operations	(2)	(414)

INVESTING ACTIVITIES
Investments in parks, resorts and other properties	(208)	(193)
Acquisitions (net of cash acquired)	(3)	(23)
Proceeds from sale of investments	—	29
Other	48	—

Cash used by investing activities	(163)	(187)

FINANCING ACTIVITIES
Borrowings	—	300
Reduction of borrowings	(1,073)	(943)
Commercial paper borrowings, net	1,086	1,367
Exercise of stock options and other	31	18

Cash provided by financing activities	44	742

(Decrease) Increase in cash and cash equivalents	(121)	141
Cash and cash equivalents, beginning of period	1,583	1,239

Cash and cash equivalents, end of period	$1,462	$1,380

See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except per share data)

1.     These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these condensed consolidated financial statements. Operating results for the three months ended December 31, 2003 are not necessarily indicative of the results that may be expected for the year ending September 30, 2004. Certain reclassifications have been made in the fiscal 2003 consolidated financial statements to conform to the fiscal 2004 presentation. Additionally, the fiscal 2003 financial statements have been adjusted to reflect EITF 00-21 Revenue Arrangements with Multiple Deliverables (EITF 00-21). The Company adopted EITF 00-21 in the fourth quarter of fiscal 2003, effective as of the beginning of fiscal 2003, and the adoption resulted in a charge for the cumulative effect of the accounting change totaling $71 million, which is reflected in the quarter ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2003 (the 2003 Annual Report). In December 1999, DVD Financing, Inc. (DFI), a subsidiary of Disney Vacation Development, Inc. and an indirect subsidiary of the Company, completed a receivables sale transaction. In connection with this sale, DFI prepares separate financial statements, although its separate assets and liabilities are also consolidated in these financial statements.

        The terms “Company”, “we” and “our” are used in this report to refer collectively to the parent company and the subsidiaries through which our various businesses are actually conducted.

2.     The operating segments reported below are the segments of the Company for which separate financial information is available and for which segment results are evaluated regularly by the Chief Executive Officer in deciding how to allocate resources and in assessing performance.

	Three Months
	Ended December 31,

	2003	2002(1)

Revenues:
Media Networks	$3,114	$2,944

Parks and Resorts	1,631	1,548

Studio Entertainment
Third parties	2,949	1,880
Intersegment	15	11

	2,964	1,891

Consumer Products
Third parties	855	798
Intersegment	(15)	(11)

	840	787

	$8,549	$7,170

Segment operating income (loss):
Media Networks	$344	$(71)
Parks and Resorts	232	225
Studio Entertainment	458	138
Consumer Products	237	190

	$1,271	$482

(1) Amounts have been adjusted to reflect the adoption of EITF 00-21

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except per share data)

     The Company evaluates the performance of its operating segments based on segment operating income. A reconciliation of segment operating income to income before income taxes, minority interests and the cumulative effect of accounting change is as follows:

	Three Months
	Ended December 31,

	2003	2002 (1)

Segment operating income	$1,271	$482
Corporate and unallocated shared expenses	(103)	(102)
Amortization of intangible assets	(3)	(5)
Net interest expense	(148)	(296)
Equity in the income of investees	97	90

Income before income taxes, minority interests and the cumulative effect of accounting change	$1,114	$169

(1) Amounts have been adjusted to reflect the adoption of EITF 00-21

3.     FIN 46

     In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46) and amended it by issuing FIN 46R in December 2003. Among other things, FIN 46R generally deferred the effective date of FIN 46 for variable interest entities (VIEs) to the quarter ended March 31, 2004. VIEs are entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability based on criteria set forth in the interpretation. All VIEs with which the Company is involved must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes.

     The Company has minority equity interests in certain entities, including Euro Disney S.C.A. (Euro Disney) and Hongkong International Theme Parks Limited (Hong Kong Disneyland), which are currently not consolidated, but under current rules are accounted for under the equity or cost method of accounting. Based on the provisions of FIN 46R we will be required to consolidate Euro Disney and Hong Kong Disneyland in the second quarter of fiscal 2004 because they are VIEs and we are the primary beneficiary. We have concluded that the rest of our equity investments do not require consolidation as they either are not VIEs or in the event that they are VIEs, we are not the primary beneficiary. The Company also has variable interests in certain other VIEs that will not be consolidated because the Company is not the primary beneficiary. These variable interests do not involve any material exposure to the Company.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except per share data)

     The following table presents consolidated financial position for the Company as of September 30, 2003 as if Euro Disney and Hong Kong Disneyland had been consolidated:

	As Reported	Euro Disney	Hong Kong Disneyland	Adjustment	As Adjusted

Balance Sheet:
Cash and cash equivalents	$1,583	$103	$76	$—	$1,762
Other current assets	6,731	191	9	(9)	6,922

Total current assets	8,314	294	85	(9)	8,684
Investments	1,849	—	—	(623)	1,226
Fixed assets	12,678	2,951	524	—	16,153
Intangible assets	2,786	—	—	—	2,786
Goodwill	16,966	—	—	—	16,966
Other assets	7,395	128	9	—	7,532

Total assets	$49,988	$3,373	$618	$(632)	$53,347

Current portion of borrowings(1)	$2,457	$2,528	$—	$(388)	$4,597
Other current liabilities	6,212	487	61	(85)	6,675

Total current liabilities	8,669	3,015	61	(473)	11,272
Borrowings	10,643	—	237	—	10,880
Deferred income taxes	2,712	—	—	—	2,712
Other long-term liabilities	3,745	289	—	(71)	3,963
Minority interest	428	—	—	301	729
Shareholders’ equity	23,791	69	320	(389)	23,791

Total liabilities and shareholders’ equity	$49,988	$3,373	$618	$(632)	$53,347

(1)	All of Euro Disney’s borrowings are classified as current as they are subject to acceleration if a long-term solution to Euro Disney’s financing needs is not achieved by March 31, 2004.

     The impact of consolidating Euro Disney and Hong Kong Disneyland has not changed significantly as of December 31, 2003.

     Management believes that recognition of any additional liabilities as a result of consolidating Euro Disney and Hong Kong Disneyland would not increase the level of claims on the general assets of the Company; rather, they would represent claims against the additional assets recognized by the Company as a result of consolidating Euro Disney and Hong Kong Disneyland. Conversely, we believe that any additional assets recognized as a result of consolidating Euro Disney and Hong Kong Disneyland would not represent additional assets of the Company that could be used to satisfy claims by the creditors of the Company.

FSP 106-1

     In January 2004, the Financial Accounting Standards Board issued FASB Staff Position No. FAS 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FSP 106-1) in response to a new law regarding prescription drug benefits under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans. Currently, SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, (SFAS No.106) requires that changes in relevant law be considered in current measurement of postretirement benefit costs. The Company is evaluating the impact of the new law and will defer recognition, as permitted by FSP 106-1, until authoritative guidance is issued.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except per share data)

4.     During the first quarter of fiscal 2003, the Company wrote off its aircraft leveraged lease investment with United Airlines, which filed for bankruptcy protection, resulting in a pre-tax charge of $114 million, or $0.04 per share. Based on the bankruptcy filing, we believe it is unlikely that the Company will recover this investment. The pre-tax charge of $114 million for the write-off is reported in “Net interest expense” in the Condensed Consolidated Statements of Income. As of December 31, 2003, our remaining aircraft leveraged lease investment totaled approximately $175 million, consisting of $119 million and $56 million, with Delta Air Lines and FedEx, respectively. We continue to monitor the recoverability of these investments, particularly the Delta Air Lines leases. The inability of Delta Air Lines to make their lease payments, or the termination of our lease through a bankruptcy proceeding, could result in a material charge for the write-down of some or all of our investment and could accelerate income tax payments.

5.     The Company operates 469 Disney Stores in North America and Europe. During fiscal 2003, the Company announced that it was evaluating strategic options for The Disney Store, including the possible sale of stores in North America and Europe under a licensing arrangement. In connection with this evaluation, the Company also announced that it expects to close a certain number of under performing stores in North America.

     During the third and fourth quarters of fiscal 2003, the Company recorded charges totaling $16 million, principally reflecting fixed asset write-downs related to the stores it expects to close (and certain related facilities) and the cost of certain administrative headcount reductions that were made at that time. Fixed assets associated with the stores identified for closure have been written down to their fair value, determined on the basis of estimated future discounted cash flows through the expected date of the closures. These charges were reported in “restructuring and impairment charges” in the Consolidated Statements of Income.

     The Company continues to evaluate its options with respect to the stores in North America and Europe. These options include operating a smaller chain of the best performing stores, the sale of certain stores, or closing the entire chain. The Company’s investment in the entire chain totaled $100 million at December 31, 2003. Certain of the options that are being considered, including a possible sale, would result in an impairment of some or all of this amount.

     In addition, total future base rent commitments for the Disney Stores in North America and Europe totaled approximately $369 million as of December 31, 2003, including $45 million related to the stores identified to date for closure. Should the Company pursue a sale, it is expected that a buyer would assume the lease obligation associated with stores that are sold. The Company will undertake negotiations with lessors to seek favorable lease termination terms for stores that will be closed, but will likely incur charges related to the lease terminations in the latter part of fiscal 2004. It is not possible at this time to determine what amount will ultimately be paid to terminate these leases.

6.     During the three months ended December 31, 2003, the Company increased its commercial paper borrowings by $1,086 million. Additionally, during the three-month period, the Company repaid approximately $194 million of U.S. medium-term notes, $579 million of Global Bonds, and $300 million of European medium-term notes. As of December 31, 2003, total commercial paper borrowings were $1,086 million.

7.     The Company has a 39% interest in Euro Disney S.C.A., which operates the Disneyland Resort Paris. As of December 31, 2003, the Company’s investment in and accounts and notes receivable from Euro Disney totaled $528 million, including $136 million drawn under a line of credit which is due in June 2004. The maximum amount available under the line is €168 million ($208 million at December 31, 2003 exchange rates).

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

     As a result of an agreement entered into on March 28, 2003, the Company did not charge Euro Disney royalties and management fees for the period from January 1, 2003 to September 30, 2003. Additionally, the Company agreed to allow Euro Disney to pay its royalties and management fees annually in arrears for fiscal 2004, instead of quarterly. As a result of Euro Disney’s financial difficulties, the Company did not recognize revenues for royalties and management fees earned during the first quarter of fiscal 2004. Until Euro Disney’s long-term financing is resolved, the Company likely will not recognize royalties and management fees. During the first quarter of fiscal 2003, the Company’s royalty and management fee income from Euro Disney totaled $8 million.

     On November 3, 2003, Euro Disney obtained waivers from its lenders, effective through March 31, 2004, with respect to covenants for fiscal 2003. The waivers are expected to give Euro Disney, its lenders and the Company time to find a resolution to Euro Disney’s financial situation. In conjunction with the bank waivers, the Company has provided a new €45 million ($56 million at December 31, 2003 exchange rates) subordinated credit facility, which can be drawn on through March 31, 2004 only after Euro Disney’s existing line of credit with the Company is fully drawn. As of December 31, 2003, Euro Disney had borrowed €110 million ($136 million at December 31, 2003 exchange rates) on the existing credit line which has total available credit of €168 million ($208 million at December 31, 2003 exchange rates). Repayment of any amount drawn down on the new credit facility is subject to Euro Disney meeting certain financial thresholds or the prior repayment of all of Euro Disney’s existing debt to its lenders. As of the December 31, 2003, Euro Disney had not borrowed any amounts under the €45 million subordinated credit facility.

     Euro Disney is currently engaged in discussions with its agent banks and the Company to obtain supplemental financing to address its cash requirements. Such financing may include an extension or change in the terms associated with the Company’s credit line or additional commitments from the Company. If a resolution to Euro Disney’s future financing needs is not obtained by March 31, 2004 and assuming the waiver period is not extended, the waivers would expire and Euro Disney’s lenders could accelerate the maturity of Euro Disney’s debt. Should that occur, Euro Disney would be unable to meet all of its debt obligations. The Company believes that Euro Disney will ultimately obtain the requisite loan modifications and additional financing; however, there can be no assurance that this will be the case. Should Euro Disney be unable to obtain loan modifications and/or additional financing, some or all of the Company’s $528 million Euro Disney investment and receivables would likely become impaired. Additionally, it is possible that financing modifications and/or the form of the resolution could result in an impairment of the Company’s Euro Disney investment and receivables.

     See Note 4 to the Consolidated Financial Statements in the 2003 Annual Report and Note 3 to the Condensed Consolidated Financial Statements for additional information related to Euro Disney’s financial position and results of operations.

     In connection with a financial restructuring of Euro Disney in 1994, Euro Disney Associés S.N.C. (Disney SNC), a wholly owned affiliate of the Company, entered into a lease arrangement with a financing company with a noncancelable term of 12 years related to substantially all of the Disneyland Park assets, and then entered into a 12-year sublease agreement with Euro Disney on substantially the same payment terms. Remaining lease rentals at December 31, 2003 of approximately $535 million receivable from Euro Disney under the sublease approximate the amounts payable by Disney SNC under the lease. At the conclusion of the sublease term, Euro Disney will have the option of assuming Disney SNC’s rights and obligations under the lease for a payment of $98 million over the ensuing 15 months. If Euro Disney does not exercise its option, Disney SNC may purchase the assets, continue to lease the assets or elect to terminate the lease. In the event the lease is terminated, Disney SNC would be obligated to make a termination payment to the lessor equal to 75% of the lessor’s then outstanding debt related to the

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except per share data)

Disneyland Park assets, which payment would be approximately $1.4 billion. Disney SNC would then have the right to sell or lease the assets on behalf of the lessor to satisfy the remaining debt, with any excess proceeds payable to Disney SNC. Notwithstanding Euro Disney’s financial difficulties, the Company believes it is unlikely that Disney SNC would be required to pay the 75% lease termination payment as the Company currently expects that either (i) Euro Disney will exercise its assumption option in 2006, (ii) one of the alternative resolutions available under the current contractual relationships among Disney SNC, Euro Disney and the lenders will be implemented or (iii) one of any additional alternatives that may be developed in connection with the discussions referred to above will be implemented.

8.     Diluted earnings per share amounts are based upon the weighted average number of common and common equivalent shares outstanding during the period and are calculated using the treasury stock method for stock options and assuming conversion of the Company’s convertible senior notes. For the three months ended December 31, 2003 and 2002, options for 108 million and 200 million shares, respectively, were excluded from the diluted earnings per share calculation as they were anti-dilutive.

     The Company declared a $430 million dividend ($0.21 per share) on December 2, 2003 related to fiscal 2003, which was paid on January 6, 2004 to shareholders of record on December 12, 2003. The Company paid a $429 million dividend ($0.21 per share) during the first quarter of fiscal 2003 related to fiscal 2002.

     A reconciliation of net income and weighted average number of common and common equivalent shares outstanding for calculating diluted earnings per share is as follows:

	Three Months
	Ended December 31,

	2003	2002

Net income	$688	$36
Interest expense on convertible senior notes (net of tax)	5	—

	$693	$36

Weighted average number of common shares outstanding (basic)	2,045	2,042
Weighted average dilutive stock options	9	2
Assumed conversion of convertible senior notes	45	—

Weighted average number of common and common equivalent shares outstanding (diluted)	2,099	2,044

9.     Comprehensive income is as follows:

	Three Months
	Ended December 31,

	2003	2002

Net income	$688	$36
Market value adjustments for investments and hedges, net of tax	(77)	(18)
Foreign currency translation, net of tax	30	12

Comprehensive income	$641	$30

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except per share data)

     Accumulated other comprehensive loss is as follows:

	December 31, 2003	September 30, 2003

Market value adjustments for investments and hedges, net of tax	$(185)	$(108)
Foreign currency translation, net of tax	93	63
Additional minimum pension liability adjustment	(608)	(608)

Accumulated other comprehensive loss	$(700)	$(653)

10.     The following table reflects pro forma net income and earnings per share had the Company elected to record employee stock option expense based on the fair value methodology:

	Three Months Ended
	December 31,

	2003	2002

Net income:
As reported	$688	$36
Less stock option expense	(91)	(111)
Tax effect	34	41

Pro forma after stock option expense	$631	$(34)

Diluted earnings per share:
As reported	$0.33	$0.02

Pro forma after stock option expense	$0.30	$(0.02)

Basic earnings per share:
As reported	$0.34	$0.02

Pro forma after stock option expense	$0.31	$(0.02)

     These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years. The pro forma amounts assume that the Company had been following the fair value approach since the beginning of fiscal 1996.

     The Company grants restricted stock units to certain executives. Certain restricted stock units vest upon the achievement of defined performance conditions, while the remaining restricted stock units generally vest ratably in two and four years from the grant date. Restricted stock units are generally forfeited if the grantee terminates employment prior to vesting. During the three months ended December 31, 2003, the Company granted 32,000 restricted stock units and as of December 31, 2003, 3,458,000 restricted stock units were outstanding. During the quarter, the Company recorded compensation expense totaling $6.4 million. Unearned stock compensation expense totaled approximately $41 million as of December 31, 2003.

11.     The Company has exposure to various legal and other contingencies arising from the conduct of its business.

Litigation

     Stephen Slesinger, Inc. v. The Walt Disney Company. In this lawsuit, filed on February 27, 1991 and pending in the Los Angeles County Superior Court, the plaintiff claims that a Company subsidiary defrauded it and breached a 1983 licensing agreement with respect to certain Winnie the Pooh properties, by failing to account for and pay royalties on revenues earned from the sale of Winnie the Pooh movies on videocassette and from the exploitation

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except per share data)

of Winnie the Pooh merchandising rights. The plaintiff seeks damages for the licensee’s alleged breaches as well as confirmation of the plaintiff’s interpretation of the licensing agreement with respect to future activities. The plaintiff also seeks the right to terminate the agreement on the basis of the alleged breaches. The Company disputes that the plaintiff is entitled to any damages or other relief of any kind, including termination of the licensing agreement. If each of the plaintiff’s claims were to be confirmed in a final judgment, damages as argued by the plaintiff could total as much as several hundred million dollars and adversely impact the value to the Company of any future exploitation of the licensed rights. However, given the number of outstanding issues and the uncertainty of their ultimate disposition, management is unable to predict the magnitude of any potential determination of the plaintiff’s claims. On April 24, 2003, the matter was removed to the United States District Court for the Central District of California, which, on May 19, 2003, dismissed certain claims and remanded the matter to the Los Angeles Superior Court. The Company has appealed from the District Court’s order to the Court of Appeals for the Ninth Circuit. In the meanwhile, the Superior Court has assigned the case to a different judge in the Court’s Complex Litigation Pilot Program. Pre-trial proceedings continue in the state court, which has set a trial date of January 10, 2005.

     Milne and Disney Enterprises, Inc. v. Stephen Slesinger, Inc. On November 5, 2002, Clare Milne, the granddaughter of A. A. Milne, author of the Winnie the Pooh books, and the Company’s subsidiary Disney Enterprises, Inc. filed a complaint against Stephen Slesinger, Inc. (“SSI”) in the United States District Court for the Central District of California. On November 4, 2002, Ms. Milne served notices to SSI and the Company’s subsidiary terminating A. A. Milne’s prior grant of rights to Winnie the Pooh, effective November 5, 2004, and granted all of those rights to the Company’s subsidiary. In their lawsuit, Ms. Milne and the Company’s subsidiary seek a declaratory judgment, under United States copyright law, that Ms. Milne’s termination notices were valid; that SSI’s rights to Winnie the Pooh in the United States will terminate effective November 5, 2004; that upon termination of SSI’s rights in the United States, the 1983 licensing agreement that is the subject of the Stephen Slesinger, Inc. v. The Walt Disney Company lawsuit will terminate by operation of law; and that, as of November 5, 2004, SSI will be entitled to no further royalties for uses of Winnie the Pooh. In January 2003, SSI filed (a) an answer denying the material allegations of the complaint and (b) counterclaims seeking a declaration (i) that Ms. Milne’s grant of rights to Disney Enterprises, Inc. is void and unenforceable and (ii) that Disney Enterprises, Inc. remains obligated to pay SSI royalties under the 1983 licensing agreement. SSI also filed a motion to dismiss the complaint or, in the alternative, for summary judgment. On May 8, 2003, the Court ruled that Milne’s termination notices are invalid and dismissed SSI’s counterclaims as moot. Following further motions, on August 1, 2003, SSI filed an amended answer and counterclaims and a third-party complaint against Harriet Hunt (heir to E. H. Shepard, illustrator of the original Winnie the Pooh stories), who had served a notice of termination and a grant of rights similar to Ms. Milne’s. By order dated October 27, 2003, the Court certified an interlocutory appeal from its May 8 order to the Court of Appeals for the Ninth Circuit, but on January 15, 2004, the Court of Appeals denied the Company’s and Milne’s petition for an interlocutory appeal.

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

Contractual Guarantees

     The Company has guaranteed certain special assessment and water/sewer revenue bond series issued by the Celebration Community Development District and the Enterprise Community Development District (collectively, the Districts). The bond proceeds were used by the Districts to finance the construction of infrastructure

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except per share data)

improvements and the water and sewer system in the mixed-use, residential community of Celebration, Florida. As of December 31, 2003, the remaining debt service obligation guaranteed by the Company was $100 million, of which $61 million was principal. The Company is responsible to satisfy any shortfalls in debt service payments, debt service and maintenance reserve funds, and to ensure compliance with specified rate covenants. To the extent that the Company has to fund payments under its guarantees, the Districts have an obligation to reimburse the Company from District revenues.

     The Company has also guaranteed certain bond issuances by the Anaheim Public Authority for a total of $407 million, of which interest payments total $296 million over the 40-year life of the bond. The bond proceeds were used by the City of Anaheim to finance construction of infrastructure and a public parking facility adjacent to the Disneyland Resort. Revenues from sales, occupancy and property taxes from the Disneyland Resort and non-Disney hotels are used by the City of Anaheim to repay the bonds. In the event of a debt service shortfall, the Company will be responsible to fund the shortfall. To the extent that subsequent tax revenues exceed the debt service payments in subsequent periods, the Company would be reimbursed for any previously funded shortfalls.

     To date, tax revenues have exceeded the debt service payments for both the Celebration and Anaheim bonds.

     The Company has guaranteed payment of certain facility and equipment leases on behalf of a third-party service provider that supplies the Company with broadcasting transmission, post production, studio and administrative services in the U.K. If the third-party service provider defaults on the leases, the Company would be responsible for the remaining obligation unless the Company finds another service provider to take over the leases. As of December 31, 2003, the remaining facility and equipment lease obligation was $82 million. These leases expire in March 2014.

12.     As a matter of course, the Company is regularly audited by federal, state and foreign tax authorities. From time to time, these audits result in proposed assessments. The Internal Revenue Service (IRS) has completed its examination of the Company’s federal income tax returns for 1993 through 1995 and has proposed assessments that challenge certain of the Company’s tax positions. The Company has negotiated the settlement of a number of these proposed assessments, and is pursuing an administrative appeal before the IRS with regard to the remainder. If the remaining proposed assessments are upheld through the administrative and legal process, they could have a material impact on the Company’s earnings and cash flow. However, the Company believes that its tax positions comply with applicable tax law and intends to defend its positions vigorously. The Company believes it has adequately provided for any reasonably foreseeable outcome related to these matters. Accordingly, although their ultimate resolution may require additional cash tax payments, the Company does not anticipate any material earnings impact from these matters.

THE WALT DISNEY COMPANY
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SEASONALITY

     The Company’s businesses are subject to the effects of seasonality. Consequently, the operating results for the three months ended December 31, 2003 for each business segment, and for the Company as a whole, are not necessarily indicative of results to be expected for the full year.

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

RESULTS OF OPERATIONS

Overview

     Income before the cumulative effect of accounting change for the quarter was $688 million, which was $581 million higher than the prior-year quarter. Diluted earnings per share before the cumulative effect of accounting change was $0.33, which was $0.28 higher than the prior-year quarter. Results for the prior-year quarter included a write-off of an aircraft leveraged lease investment with United Airlines ($114 million pre-tax or $0.04 per share). Additionally, we made an accounting change effective as of the beginning of fiscal 2003 to adopt a new accounting rule for multiple element revenue accounting (EITF 00-21, see Note 2 to the Consolidated Financial Statements in the 2003 Annual Report), which impacted the timing of revenue recognition related to NFL football programming at ESPN. This change resulted in a cumulative effect charge totaling $71 million. Diluted earnings per share including the effect of this accounting change were $0.02 for the prior-year quarter.

     Excluding the aforementioned items, the increase in net income for the current quarter was primarily due to increased segment operating income primarily at our Media Networks and Studio Entertainment segments, increased equity in the income of cable investees and decreased net interest expense. Changes in segment operating income are discussed in detail in the separate sections below.

Net Interest Expense

     Net interest expense is detailed below:

	Three Months
	Ended December 31,

(unaudited, in millions)	2003	2002

Interest expense	$(148)	$(187)
Interest and investment income (loss)	—	(109)

Net interest expense	$(148)	$(296)

THE WALT DISNEY COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

     The $39 million decrease in interest expense is due to lower average debt balances and interest rates. Interest income and investment losses in the prior-year quarter included the $114 million write-off of our leveraged lease investment with United Airlines referred to above.

Equity in the Income of Investees

     The increase in equity in the income of investees reflected higher advertising and affiliate revenues at A&E, and lower advertising expenses at Lifetime. These increases were partially offset by declines at Euro Disney driven by higher costs.

Effective Income Tax Rate

     The effective income tax rate decreased from 45.6% for the quarter ended December 31, 2002 to 36.8% for the quarter ended December 31, 2003. The income tax provision for the prior-year quarter included a non-recurring tax impact that resulted from the write-off of the Company’s investment in the United Airlines airplane leveraged lease.

Pension and Benefit Costs

     Increasing pension and postretirement medical benefit plan costs have affected results in all of our segments, with the majority of these costs being borne by the Parks and Resorts segment. Pension and postretirement medical costs will increase in fiscal 2004 to $375 million from $131 million in fiscal 2003. The increase is due primarily to a decrease in the discount rate assumption and, to a lesser extent, a reduction in the expected return on plan assets. For fiscal 2004 expense, the discount rate assumption is decreasing from 7.20% to 5.85%, reflecting the decline in prevailing market interest rates. Our long-term expected rate of return on plan assets has been reduced from 8.50% for fiscal 2003 to 7.50% for fiscal 2004.

     Cash contributions to the pension plans are expected to increase in fiscal 2004 to approximately $130 million from $25 million in fiscal 2003.

Business Segment Results

	Three Months Ended December 31,

(unaudited, in millions)	2003	2002(1)	% Change

Revenues:
Media Networks	$3,114	$2,944	6%
Parks and Resorts	1,631	1,548	5%
Studio Entertainment	2,964	1,891	57%
Consumer Products	840	787	7%

	$8,549	$7,170	19%

Segment operating income (loss):
Media Networks	$344	$(71)	n/m
Parks and Resorts	232	225	3%
Studio Entertainment	458	138	232%
Consumer Products	237	190	25%

	$1,271	$482	164%

(1)	Amounts have been adjusted to reflect the adoption of EITF 00-21

     The Company evaluates the performance of its operating segments based on segment operating income. The following table reconciles segment operating income to income before income taxes, minority interests and the cumulative effect of accounting change.

THE WALT DISNEY COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

	Three Months Ended December 31,

(unaudited, in millions)	2003	2002(1)	% Change

Segment operating income	$1,271	$482	164%
Corporate and unallocated shared expenses	(103)	(102)	(1)%
Amortization of intangible assets	(3)	(5)	40%
Net interest expense	(148)	(296)	50%
Equity in the income of investees	97	90	8%

Income before income taxes, minority interests and the cumulative effect of accounting change	$1,114	$169	n/m

(1) Amounts have been adjusted to reflect the adoption of EITF 00-21

     Depreciation expense is as follows:

	Three Months Ended
	December 31,

(unaudited, in millions)	2003	2002

Depreciation expense:
Media Networks	$42	$42
Parks and Resorts	177	170
Studio Entertainment	4	9
Consumer Products	13	15

Segment depreciation expense	236	236
Corporate	37	25

Total depreciation expense	$273	$261

     Segment depreciation expense is included in segment operating income and corporate depreciation expense is included in corporate and unallocated shared expenses.

Business Segment Results

Media Networks

     The following table provides supplemental revenue and segment operating income detail for the Media Networks segment:

	Three Months Ended December 31,

(unaudited, in millions)	2003	2002(1)	% Change

Revenues:
Broadcasting	$1,554	$1,564	(1)%
Cable Networks	1,560	1,380	13%

	$3,114	$2,944	6%

Segment operating income (loss):
Broadcasting	$148	$38	289%
Cable Networks	196	(109)	280%

	$344	$(71)	n/m

(1) Amounts have been adjusted to reflect the adoption of EITF 00-21

Revenues

     Media Networks revenues increased 6%, or $170 million, to $3.1 billion. The increase reflected an increase of 13%, or $180 million at the

THE WALT DISNEY COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Cable Networks, partially offset by a decrease of 1% or $10 million at Broadcasting.

     Decreased Broadcasting revenues were driven primarily by a decrease of $76 million at the television production and distribution businesses, partially offset by an increase of $42 million at the ABC Television Network, and increases at the radio networks and stations, the Company’s owned and operated television stations and the Internet Group totaling $24 million. The decrease in television production and distribution revenues was primarily due to lower syndication revenue and license fees. The increases at the television and radio network and stations were primarily driven by higher advertising revenues reflecting higher rates due to an improved advertising marketplace, partially offset by declines at the ABC Television Network due to fewer NFL broadcasts, and at the owned television stations due to the absence of political advertising which was included in the prior-year quarter.

     Increased Cable Networks revenues were driven by increases of $136 million in revenues from cable and satellite operators and $47 million in advertising revenues. Revenues from cable and satellite operators are largely derived from fees charged on a per subscriber basis, and the increases in the current quarter reflected both contractual rate adjustments and subscriber growth.

     The Company’s contractual arrangements with cable and satellite operators are renewed or renegotiated from time to time in the ordinary course of business. A significant number of these arrangements will be up for renewal in the next 12 months. Consolidation in the cable and satellite distribution industry and other factors may adversely affect the Company’s ability to obtain and maintain contractual terms for the distribution of its various cable and satellite programming services that are as favorable as those currently in place. If this were to occur, revenues from Cable Networks could increase at slower rates than in the past or could be stable or decline.

Costs and Expenses

     Costs and expenses, which consist primarily of programming rights costs, production costs, distribution and selling expenses and labor costs, decreased 8%, or $245 million, to $2.8 billion. The decrease was primarily due to lower programming costs partially offset by higher pension and employee benefit costs and start up costs for the launch of the Company’s MovieBeam venture which is a new video on demand service.

     Lower programming costs at Broadcasting were driven by lower NFL programming costs, including the impact of fewer NFL broadcasts in the current quarter, less expensive prime time series and lower program amortization at the television production and distribution businesses. Lower programming costs at the Cable Networks were primarily due to lower cost amortization for the NFL contract due to commencing the three year option period as described under “Sports Programming Costs,” below.

Segment Operating Income

     Segment operating income increased by $415 million to $344 million for the quarter from an operating loss of $71 million in the prior-year quarter. The increase reflected increases of $305 million at the Cable Networks and $110 million at Broadcasting. Growth at the Cable Networks reflected higher affiliate revenue from cable and satellite operators, lower cost amortization for the NFL contract, as well as higher advertising revenue. Increased segment operating income at Broadcasting reflected lower programming costs and higher advertising revenues.

Sports Programming Costs

     The initial five-year period of the Company’s contract to televise NFL games was non-cancelable and ended with the telecast of the 2003 Pro Bowl. In February 2003, the NFL did not exercise its renegotiation option and as a result, the Company’s NFL contract was extended for an additional three years ending with the telecast of the 2006 Pro Bowl. The aggregate fee for the three-year period will be $3.7 billion. ESPN recognized the costs of the initial five-year term of the contract at levels that increased each year commensurate with expected increases in NFL revenues. As a result, ESPN experienced its highest level of NFL programming costs during fiscal 2003. The implementation of the contract extension resulted in a $165 million reduction in NFL programming costs for the quarter ended December 31, 2003. For the full year, we expect NFL costs to be approximately $170 million lower

THE WALT DISNEY COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

than in fiscal 2003, and such costs are expected to be relatively level over the remaining two years of the contract extension.

     Cost recognition for NFL programming at the ABC Television Network in fiscal 2004 is expected to decrease by $300 million compared to fiscal 2003. The decrease at the ABC Television Network is primarily due to the absence of the Super Bowl, which was aired by the ABC Television Network in fiscal 2003 and will be absent in fiscal 2004, as well as fewer games in fiscal 2004. The absence of the Super Bowl and the lower number of games at the ABC Television Network will also result in lower revenue from NFL broadcasts in fiscal 2004.

     Due to the payment terms in the NFL contract, cash payments under the contract in fiscal 2004 will total $1.2 billion as compared to $1.3 billion in fiscal 2003.

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

Parks and Resorts

Revenues

     Revenues at Parks and Resorts increased 5%, or $83 million, to $1.6 billion. The increase was driven primarily by increases of $78 million at the Walt Disney World Resort and $16 million at the Disneyland Resort. These increases were partially offset by a $7 million decrease in revenues from Euro Disney reflecting the cessation of royalties and management fees commencing with the second quarter of fiscal 2003 due to Euro Disney’s financial difficulties. The Company likely will not recognize revenues from royalties and management fees until Euro Disney’s financing needs are resolved.

     At the Walt Disney World Resort, increased revenues were primarily driven by higher theme park attendance and occupied room nights, partially offset by lower guest spending. Higher theme park attendance and occupied room nights were primarily driven by increased domestic and local guest visitation, reflecting promotional programs and the opening of the “Mission: Space” attraction at Epcot during the quarter. Guest spending decreases reflected the impact of promotional programs offered during the quarter.

     At the Disneyland Resort, increased revenues reflected higher theme park attendance, primarily at Disney’s California Adventure, occupied room nights, and guest spending at the theme parks.

     Across our domestic theme parks, attendance increased 7% and per capita guest spending was flat during the first quarter of fiscal 2004 compared to the first quarter of the prior year. Hotel occupancy was 80% on 2,148,024 available room nights for the first quarter of fiscal 2004 compared to 81% on 1,954,083 available room nights for the first quarter of fiscal 2003. Per room guest spending was $200 and $204 during the first quarters of fiscal 2004 and 2003, respectively. The increase in available room nights for the first quarter of fiscal 2004 reflected the opening of Disney’s Pop Century Resort and the completion of room refurbishment at certain other Walt Disney World Resort properties.

THE WALT DISNEY COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Costs and expenses

     Costs and expenses, which consist principally of labor, cost of merchandise, food and beverages sold, depreciation, repairs and maintenance, entertainment, marketing and sales expense, increased 6%, or $76 million compared to the prior-year quarter. The increase in costs and expenses was primarily due to employee benefit costs and volume-related operating costs at both domestic resorts, and higher spending on marketing and information systems at the Walt Disney World Resort. Higher marketing costs at the Walt Disney World Resort were driven by the opening of “Mission: Space” at Epcot and Disney’s Pop Century Resort.

     Higher employee benefits costs at both Walt Disney World and Disneyland reflected increased pension and post-retirement medical costs, which grew by $34 million across the entire segment. We expect that these costs will increase by an additional $103 million versus 2003 over the remainder of fiscal 2004.

Segment operating income

     Segment operating income increased 3%, or $7 million, to $232 million, as increased revenues at the Walt Disney World Resort and The Disneyland Resort were offset by higher costs and expenses at both domestic resorts, and decreased revenues from Euro Disney.

Studio Entertainment

Revenues

     Revenues increased 57%, or $1.1 billion, to $3.0 billion. The increase was driven by an increase of $986 million in worldwide home entertainment and $137 million in international theatrical motion picture distribution.

     Higher worldwide home entertainment revenues reflected the successful releases of Disney/Pixar’s Finding Nemo and of Pirates of the Caribbean, The Lion King, Santa Clause 2 and Freaky Friday compared to the prior-year quarter, which included Lilo & Stitch and Beauty & the Beast. International theatrical motion picture distribution increases reflected the strong performance of Finding Nemo compared to Signs in the prior-year quarter.

     In January 2004, Pixar announced that it will not renew its current feature film agreement with the Company. Under this agreement and a prior agreement, the Company and Pixar have produced five computer animated feature films and two more are in production (The Incredibles, due to be released in fiscal 2005 and Cars, due to be released in fiscal 2006). The Company retains the right to determine whether sequels of these seven films will be made, and Pixar may elect to co-finance and produce any sequel or to receive a passive payment with the Company producing the sequel. In any event, the Company has exclusive distribution and exploitation rights to all of these products in perpetuity.

Costs and Expenses

     Costs and expenses, which consist primarily of production cost amortization, distribution and selling expenses, product costs and participation costs, increased 43%, or $753 million. Higher costs and expenses reflected increases in worldwide home entertainment and international theatrical motion picture distribution and higher production write-offs. Higher costs in worldwide home entertainment reflected increased distribution costs for current quarter titles, including Finding Nemo, The Lion King and Pirates of the Caribbean, and higher participation costs for Finding Nemo and Pirates of the Caribbean. Cost increases in international theatrical motion picture distribution reflected higher distribution and participation costs for current quarter titles, which included Finding Nemo.

     During January 2004, the Company announced that it would close its feature animation facility located in Orlando, Florida. We expect that we will incur charges in the second quarter totaling approximately $15 million primarily for severance costs. The closure was part of the consolidation of feature animation operations in Burbank.

THE WALT DISNEY COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Segment Operating Income

     Segment operating income increased from $138 million to $458 million, due to growth in worldwide home entertainment, partially offset by higher production write-offs. Higher revenues in international theatrical motion picture distribution were offset by higher costs and expenses during the current quarter.

Consumer Products

Revenues

     Revenues increased 7%, or $53 million, to $840 million, reflecting increases of $27 million in publishing and $23 million in merchandise licensing.

     Higher publishing revenues were driven by increases in Europe, reflecting the strong performance of the Topolino, W.i.t.c.h. and Art Attack titles. The increase in merchandise licensing primarily reflected higher sales volume from food and beverage and stationery products, primarily in Japan and Europe, and strong performance from direct-to-retail apparel licensees in Europe. Revenues at the Disney Store were flat to the prior year as increases at continuing stores, due to strong comparative store sales, were offset by decreases due to the closure of approximately 60 stores.

Costs and Expenses

     Costs and expenses, which consist primarily of labor, product costs, (including product development costs) distribution and selling expenses and leasehold and occupancy expenses, increased 1% or $6 million. The increase was primarily driven by volume increases at publishing and higher expenses at merchandise licensing. These increases were partially offset by lower costs at the Disney Store due to cost reduction measures as well as the closure of unprofitable stores.

Segment Operating Income

     Segment operating income increased 25%, or $47 million, to $237 million, primarily driven by increases at the Disney Store from higher comparative store sales and cost decreases along with strong performance in merchandise licensing and publishing.

Disney Stores

     The Company operates 469 Disney Stores in North America and Europe. During fiscal 2003, the Company announced that it was evaluating strategic options for The Disney Store, including the possible sale of stores in North America and Europe under a licensing arrangement. In connection with this evaluation, the Company also announced that it expects to close a certain number of under performing stores in North America.

     During the third and fourth quarters of fiscal 2003, the Company recorded charges totaling $16 million, principally reflecting fixed asset write-downs related to the stores it expects to close (and certain related facilities) and the cost of certain administrative headcount reductions that were made at that time. Fixed assets associated with the stores identified for closure have been written down to their fair value, determined on the basis of estimated future discounted cash flows through the expected date of the closures. These charges were reported in “restructuring and impairment charges” in the Consolidated Statements of Income.

     The Company continues to evaluate its options with respect to the stores in North America and Europe. These options include operating a smaller chain of the best performing stores, the sale of certain stores, or closing the entire chain. The Company’s investment in the entire chain totaled $100 million at December 31, 2003. Certain of the options that are being considered, including a possible sale, would result in an impairment of some or all of this amount.

THE WALT DISNEY COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

     In addition, total future base rent commitments for the Disney Stores in North America and Europe totaled approximately $369 million as of December 31, 2003, including $45 million related to the stores identified for closure. Should the Company pursue a sale, it is expected that a buyer would assume the lease obligation associated with stores that are sold. The Company will undertake negotiations with lessors to seek favorable lease termination terms for stores that will be closed, but will likely incur charges related to the lease terminations in the latter part of fiscal 2004. It is not possible at this time to determine what amount will ultimately be paid to terminate these leases.

     The following table provides supplemental revenues and operating income detail for The Disney Store in North America and Europe, which includes the results of stores we expect to close:

	Three Months Ended
	December 31,

(unaudited, in millions)	2003	2002

Revenues	$376	$372
Operating income	55	36

THE WALT DISNEY COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

STOCK OPTION ACCOUNTING

     The following table reflects pro forma net income and earnings per share had the Company elected to record stock option expense based on the fair value methodology:

	Three Months Ended
	December 31,

(unaudited, in millions, except per share data	2003	2002

Net income:
As reported	$688	$36
Less stock option expense	(91)	(111)
Tax effect	34	41

Pro forma after stock option expense	$631	$(34)

Diluted earnings per share:
As reported	$0.33	$0.02
Pro forma after stock option expense	$0.30	$(0.02)

     These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years. The pro forma amounts assume that the Company had been following the fair value approach since the beginning of fiscal 1996.

     Fully diluted shares outstanding and diluted earnings per share include the effect of in-the-money stock options calculated based on the average share price for the period and assumes conversion of the convertible senior notes. The dilution from employee options increases as the Company’s share price increases, as shown below:

			Percentage of
Average	Total	Incremental	Average	Hypothetical
Disney	In-the-Money	Diluted Shares	Shares	Q1 2004
Share Price	Options	(1)	Outstanding	EPS Impact (3)

$22.35	111 million	— (2)	—	$0.000
25.00	117 million	7 million	0.33%	(0.001)
30.00	144 million	18 million	0.86%	(0.003)
40.00	209 million	42 million	2.00%	(0.007)
50.00	216 million	60 million	2.86%	(0.009)

(1)	Represents the incremental impact on fully diluted shares outstanding assuming the average share prices indicated, using the treasury stock method. Under the treasury stock method, the tax effected proceeds that would be received from the exercise of all in-the-money options are assumed to be used to repurchase shares.

(2)	Fully diluted shares outstanding for the quarter ended December 31, 2003 total 2,099 million and include the dilutive impact of in-the-money options at the average share price for the period of $22.35 and assumes conversion of the convertible senior notes. At the average share price of $22.35, the dilutive impact of in-the-money options was 9 million shares for the quarter.

(3)	Based upon Q1 2004 earnings of $688 million, or $0.33 per share.

THE WALT DISNEY COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

FINANCIAL CONDITION

     Cash and cash equivalents decreased by $121 million during the three months ended December 31, 2003. The change in cash and cash equivalents is as follows:

	Three Months Ended
	December 31,

(unaudited, in millions)	2003	2002

Cash used by operations	$(2)	$(414)
Cash used by investing activities	(163)	(187)
Cash provided by financing activities	44	742

(Decrease) Increase in cash and cash equivalents	$(121)	$141

Operating Activities

     For the three months ended December 31, 2003, cash flow from operations improved by $412 million from a use of $414 million in the prior year to a use of $2 million in the current period, reflecting increased net income adjusted for non cash impacts and lower film and television production spending, partially offset by negative working capital impacts. Cash flow for the quarter reflected our seasonal trend for the first quarter, which is typically cash flow negative. Negative working capital impacts were primarily due to increases in accounts receivable due to significant increases in home entertainment revenues, which will be collected in the second quarter of the current year. The increases in receivables were partially offset by related increases in accrued liabilities for home entertainment participation and distribution costs.

Investing Activities

     During the three months ended December 31, 2003, the Company invested $208 million in parks, resorts and other properties. Investments in parks, resorts and other properties by segment are as follows:

	Three Months Ended
	December 31,

(unaudited, in millions)	2003	2002

Media Networks	$27	$28
Parks and Resorts	133	125
Studio Entertainment	9	7
Consumer Products	3	7
Corporate and unallocated shared expenditures	36	26

	$208	$193

     Media Networks’ capital expenditures consist principally of investments in facilities and equipment. Parks and Resorts’ capital expenditures are primarily for new rides and attractions, capital improvements and equipment. Corporate’s capital expenditures are primarily for information technology hardware and software.

THE WALT DISNEY COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

Financing Activities

     During the three months ended December 31, 2003, the Company’s borrowing activity was as follows:

(unaudited, in millions)	Additions	Payments	Total

Commercial paper borrowings (net change)	$1,086	$—	$1,086
US medium term notes and other USD denominated debt	—	(773)	(773)
European medium term notes	—	(300)	(300)
Other	9	—	9

	$1,095	$(1,073)	$22

     During the three months ended December 31, 2003, the Company increased its commercial paper borrowings by approximately $1,086 million. Additionally, during the three-month period, the Company repaid approximately $194 million of matured U.S. medium-term notes, $579 million of matured Global Bonds, and $300 million of matured European medium-term notes. As of December 31, 2003, total commercial paper borrowings were approximately $1,086 million and net commercial paper borrowings (total commercial paper less money market securities held by the Company) was $650 million. The Company’s commercial paper program is supported by the following bank facilities:

	Committed	Capacity	Unused
(unaudited, in millions)	Capacity	Used	Capacity

Bank facilities expiring 2004(1)(2)	$2,250	$195	$2,055
Bank facilities expiring 2005(1)	2,250	—	2,250

Total	$4,500	$195	$4,305

(1)	These bank facilities allow for borrowings at LIBOR-based rates plus a spread, depending upon the Company’s public debt rating. As of December 31, 2003, the Company had not borrowed under these bank facilities.

(2)	The Company also has the ability to issue up to $350 million of letters of credit under this facility, which if utilized, reduces available borrowing. As of December 31, 2003, $195 million of letters of credit had been issued under this facility.

     The Company has filed a U.S. shelf registration statement which allows the Company to borrow up to $7.5 billion of which $1.8 billion was available at December 31, 2003. The Company also has a Euro medium-term note program, which permits issuance of up to approximately $4 billion of additional debt instruments, of which $2.8 billion is available at December 31, 2003.

     The Company declared a $430 million dividend ($0.21 per share) on December 2, 2003 related to fiscal 2003, which was paid on January 6, 2004 to shareholders of record on December 12, 2003. The Company paid a $429 million dividend ($0.21 per share) during the first quarter of fiscal 2003 related to fiscal 2002.

     We believe that the Company’s financial condition is strong and that its cash balances, other liquid assets, operating cash flows, access to debt and equity capital markets and borrowing capacity, taken together, provide adequate resources to fund ongoing operating requirements and future capital expenditures related to the expansion of existing businesses and development of new projects. However, the Company’s operating cash flow and access to the capital markets can be impacted by macroeconomic factors outside of its control. In addition to macroeconomic factors, the Company’s borrowing costs can be impacted by short and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on the Company’s performance as measured by certain credit measures such as interest coverage and leverage ratios. On December 3, 2003, Standard & Poor’s removed the Company’s long-term credit rating from Credit Watch with negative implications and affirmed its existing BBB+ with a negative outlook. At the same time, Standard & Poor’s affirmed its A-2 short-

THE WALT DISNEY COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

term corporate credit rating on the Company. Moody’s Investors Service rates the Company’s long-term debt as Baa1 and commercial paper as P2 and has indicated that our outlook is stable. The Company’s bank facilities contain only one financial covenant, relating to interest coverage, which the Company met on December 31, 2003 by a significant margin.

COMMITMENTS AND CONTINGENCIES

Euro Disney

     The Company has a 39% interest in Euro Disney S.C.A., which operates the Disneyland Resort Paris. As of December 31, 2003, the Company’s investment in and accounts and notes receivable from Euro Disney totaled $528 million, including $136 million drawn under a line of credit which is due in June 2004. The maximum amount available under the line is €168 million ($208 million at December 31, 2003 exchange rates).

     The slowdown in the European travel and tourism industry has negatively affected Euro Disney’s results of operations and cash flow. In response to this situation, Euro Disney initiated discussions with its lenders and the Company to obtain waivers of its fiscal 2003 loan covenants and to obtain supplemental financing to address Euro Disney’s cash requirements.

     As a result of an agreement entered into on March 28, 2003, the Company did not charge Euro Disney royalties and management fees for the period from January 1, 2003 to September 30, 2003. Additionally, the Company agreed to allow Euro Disney to pay its royalties and management fees annually in arrears for fiscal 2004, instead of quarterly. As a result of Euro Disney’s financial difficulties, the Company did not recognize revenues for royalties and management fees earned during the first quarter of fiscal 2004. Until Euro Disney’s long-term financing is resolved, the Company likely will not recognize royalties and management fees. During the first quarter of fiscal 2003, the Company’s royalty and management fee income from Euro Disney totaled $8 million.

     On November 3, 2003, Euro Disney obtained waivers from its lenders, effective through March 31, 2004, with respect to covenants for fiscal 2003. The waivers are expected to give Euro Disney, its lenders and the Company time to find a resolution to Euro Disney’s financial situation. In conjunction with the bank waivers, the Company has provided a new €45 million ($56 million at December 31, 2003 exchange rates) subordinated credit facility, which can be drawn on through March 31, 2004 only after Euro Disney’s existing line of credit with the Company is fully drawn. As of December 31, 2003, Euro Disney had borrowed €110 million ($136 million at December 31, 2003 exchange rates) on the existing credit line which has total available credit of €168 million ($208 million at December 31, 2003 exchange rates). Repayment of any amount drawn down on the new credit facility is subject to Euro Disney meeting certain financial thresholds or the prior repayment of all of Euro Disney’s existing debt to its lenders. As of the December 31, 2003, Euro Disney had not borrowed any amounts under the €45 million subordinated credit facility.

     Euro Disney is currently engaged in discussions with its agent banks and the Company to obtain supplemental financing to address its cash requirements. Such financing may include an extension or change in the terms associated with the Company’s credit line or additional commitments from the Company. If a resolution to Euro Disney’s future financing needs is not obtained by March 31, 2004 and assuming the waiver period is not extended, the waivers would expire and Euro Disney’s lenders could accelerate the maturity of Euro Disney’s debt. Should that occur, Euro Disney would be unable to meet all of its debt obligations. The Company believes that Euro Disney will ultimately obtain the requisite loan modifications and additional financing; however, there can be no assurance that this will be the case. Should Euro Disney be unable to obtain loan modifications and/or additional financing, some or all of the Company’s $528 million Euro Disney investment and receivables would likely become impaired. Additionally, it is possible that financing modifications and/or the form of the resolution could result in an impairment of the Company’s Euro Disney investment and receivables.

THE WALT DISNEY COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

     See Note 4 to the Consolidated Financial Statements in the 2003 Annual Report and Note 3 to the Condensed Consolidated Financial Statements for additional information related to Euro Disney’s financial position and results of operations.

     In connection with a financial restructuring of Euro Disney in 1994, Euro Disney Associés S.N.C. (Disney SNC), a wholly owned affiliate of the Company, entered into a lease arrangement with a financing company with a noncancelable term of 12 years related to substantially all of the Disneyland Park assets, and then entered into a 12-year sublease agreement with Euro Disney on substantially the same payment terms. Remaining lease rentals at December 31, 2003 of approximately $535 million receivable from Euro Disney under the sublease approximate the amounts payable by Disney SNC under the lease. At the conclusion of the sublease term, Euro Disney will have the option of assuming Disney SNC’s rights and obligations under the lease for a payment of $98 million over the ensuing 15 months. If Euro Disney does not exercise its option, Disney SNC may purchase the assets, continue to lease the assets or elect to terminate the lease. In the event the lease is terminated, Disney SNC would be obligated to make a termination payment to the lessor equal to 75% of the lessor’s then outstanding debt related to the Disneyland Park assets, which payment would be approximately $1.4 billion. Disney SNC would then have the right to sell or lease the assets on behalf of the lessor to satisfy the remaining debt, with any excess proceeds payable to Disney SNC. Notwithstanding Euro Disney’s financial difficulties, the Company believes it is unlikely that Disney SNC would be required to pay the 75% lease termination payment as the Company currently expects that (i) Euro Disney will exercise its assumption option in 2006, (ii) one of the alternative resolutions available under the current contractual relationships among Disney SNC, Euro Disney and the lenders will be implemented or (iii) one of any additional alternatives that may be developed in connection with the discussions referred to above will be implemented.

Broadcast Programming Commitments

     At December 31, 2003, contractual commitments to purchase broadcast programming rights totaled $10.1 billion, including $907 million for available programming and $7.6 billion for sports programming rights, primarily NFL, NBA, college football, MLB and NHL.

     Contractual commitments relating to broadcast programming rights are payable as follows (unaudited, in millions):

2004	$2,478
2005	2,940
2006	2,344
2007	1,094
2008	860
Thereafter	371

$10,087

     We expect that the ABC Television Network, ESPN, ABC Family, The Disney Channels and the Company’s television and radio stations will continue to enter into programming commitments to purchase broadcast rights for sports and other programming and various feature films.

Legal and Tax Matters

     As disclosed in the Notes to the Condensed Consolidated Financial Statements (see Notes 11 and 12), the Company has exposure for certain legal and tax matters for which management believes it is currently not possible to estimate the impact, if any, which the ultimate resolution of these matters will have on the Company’s financial position or cash flows.

THE WALT DISNEY COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

Aircraft leveraged lease investment

     During the first quarter of fiscal 2003, the Company wrote off its aircraft leveraged lease investment with United Airlines, which filed for bankruptcy protection, resulting in a pre-tax charge of $114 million, or $0.04 per share. Based on the bankruptcy filing, we believe it is unlikely that the Company will recover this investment. The pre-tax charge of $114 million for the write-off is reported in “Net interest expense” in the Condensed Consolidated Statements of Income. As of December 31, 2003, our remaining aircraft leveraged lease investment totaled approximately $175 million, consisting of $119 million and $56 million, with Delta Air Lines and FedEx, respectively. We continue to monitor the recoverability of these investments, particularly the Delta Air Lines leases. The inability of Delta Air Lines to make their lease payments, or the termination of our lease through a bankruptcy proceeding, could result in a material charge for the write-down of some or all of our investment and could accelerate income tax payments.

Contractual Guarantees

     The Company has guaranteed certain special assessment and water/sewer revenue bond series issued by the Celebration Community Development District and the Enterprise Community Development District (collectively, the Districts). The bond proceeds were used by the Districts to finance the construction of infrastructure improvements and the water and sewer system in the mixed-use, residential community of Celebration, Florida. As of December 31, 2003, the remaining debt service obligation guaranteed by the Company was $100 million, of which $61 million was principal. The Company is responsible to satisfy any shortfalls in debt service payments, debt service and maintenance reserve funds, and to ensure compliance with specified rate covenants. To the extent that the Company has to fund payments under its guarantees, the Districts have an obligation to reimburse the Company from District revenues.

     The Company has also guaranteed certain bond issuances by the Anaheim Public Authority for a total of $407 million, of which interest payments total $296 million over the 40-year life of the bond. The bond proceeds were used by the City of Anaheim to finance construction of infrastructure and a public parking facility adjacent to the Disneyland Resort. Revenues from sales, occupancy and property taxes from the Disneyland Resort and non-Disney hotels are used by the City of Anaheim to repay the bonds. In the event of a debt service shortfall, the Company will be responsible to fund the shortfall. To the extent that subsequent tax revenues exceed the debt service payments in subsequent periods, the Company would be reimbursed for any previously funded shortfalls.

     To date, tax revenues have exceeded the debt service payments for both the Celebration and Anaheim bonds.

     The Company has guaranteed payment of certain facility and equipment leases on behalf of a third-party service provider that supplies the Company with broadcasting transmission, post production, studio and administrative services in the U.K. If the third-party service provider defaults on the leases, the Company would be responsible for the remaining obligation unless the Company finds another service provider to take over the leases. As of December 31, 2003, the remaining facility and equipment lease obligation was $82 million. These leases expire in March 2014.

THE WALT DISNEY COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

OTHER MATTERS

Accounting Policies and Estimates

     We believe that the application of the following accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management. For a summary of all of our accounting policies, including the accounting policies discussed below, see Note 2 of the Consolidated Financial Statements in the 2003 Annual Report.

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

Revenue Recognition

     The Company has revenue recognition policies for its various operating segments, which are appropriate to the circumstances of each business. See Note 2 to the Consolidated Financial Statements in the 2003 Annual Report for a summary of these revenue recognition policies.

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

THE WALT DISNEY COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

Pension and Postretirement Benefit Plan Actuarial Assumptions

     The Company’s pension benefit and postretirement medical benefit obligations and related costs are calculated using actuarial concepts, within the framework of Statement of Financial Accounting Standards No. 87 Employer’s Accounting for Pensions (SFAS 87) and Statement of Financial Accounting Standards No. 106, Employers’ Accounting for Postretirement Benefit Other than Pension (SFAS 106), respectively. Two critical assumptions, the discount rate and the expected return on plan assets, are important elements of expense and/or liability measurement. We evaluate these critical assumptions annually. Refer to the 2003 Annual Report for estimated impacts of changes in these assumptions. Other assumptions involve demographic factors such as retirement, mortality, turnover and rate of compensation increases.

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

     For purposes of performing our impairment test, we used a present value technique (discounted cash flow) to determine fair value for all of the reporting units except for Television Broadcasting. The Television Broadcasting reporting unit includes the ABC Television Network and owned and operated television stations. These businesses have been grouped together because their respective cash flows are dependent on one another. For purposes of our impairment test, we used a present value technique to value the owned and operated television stations and a revenue multiple to value the television network. We did not use a present value technique or a market multiple approach to value the television network as a present value technique would not capture the full fair value of the television network and there have been no recent comparable sale transactions for a television network. We applied what we believe to be the most appropriate valuation methodologies for each of the reporting units. If we had established different reporting units or utilized different valuation methodologies the impairment test results could differ.

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

WALT DISNEY COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

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

Accounting Changes

FIN 46

     In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46) and amended it by issuing FIN 46R in December 2003. Among other things, FIN 46R generally deferred the effective date of FIN 46 for variable interest entities (VIEs) to the quarter ended March 31, 2004. VIEs are entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability based on criteria set forth in the interpretation. All VIEs with which the Company is involved must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes.

     The Company has minority equity interests in certain entities, including Euro Disney S.C.A. (Euro Disney) and Hongkong International Theme Parks Limited (Hong Kong Disneyland), which are currently not consolidated, but under current rules are accounted for under the equity or cost method of accounting. Based on the provisions of FIN 46R we will be required to consolidate Euro Disney and Hong Kong Disneyland in the second quarter of fiscal 2004 because they are VIEs and we are the primary beneficiary. We have concluded that the rest of our equity investments do not require consolidation as either they are not VIEs or in the event that they are VIEs, we are not the primary beneficiary. The Company also has variable interest in certain other VIEs that will not be consolidated because the Company is not the primary beneficiary. These variable interests do not involve any material exposure to the Company. See Note 3 to the Condensed Consolidated Financial Statements for the estimate of the impact of consolidating Euro Disney and Hong Kong Disneyland as of September 30, 2003. The impact of consolidating Euro Disney and Hong Kong Disneyland has not changed significantly as of December 31, 2003.

WALT DISNEY COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

     Management believes that recognition of any additional liabilities as a result of consolidating Euro Disney and Hong Kong Disneyland would not increase the level of claims on the general assets of the Company; rather, they would represent claims against the additional assets recognized by the Company as a result of consolidating Euro Disney and Hong Kong Disneyland. Conversely, we believe that any additional assets recognized as a result of consolidating Euro Disney and Hong Kong Disneyland would not represent additional assets of the Company that could be used to satisfy claims by the creditors of the Company.

FSP 106-1

     In January 2004, the Financial Accounting Standards Board issued FASB Staff Position No. FAS 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FSP 106-1) in response to a new law regarding prescription drug benefits under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans. Currently, SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, (SFAS No.106) requires that changes in relevant law be considered in current measurement of postretirement benefit costs. The Company is evaluating the impact of the new law and will defer recognition, as permitted by FSP 106-1, until authoritative guidance is issued.

MARKET RISK

Interest Rate Risk Management

     The Company is exposed to the impact of interest rate changes. Our objective is to manage the impact of interest rate changes on earnings and cash flows and on the market value of the Company’s investments and borrowings. We maintain fixed-rate debt as a percentage of our net debt between minimum and maximum percentages, which are set by policy.

     We use interest rate swaps and other instruments to manage net exposure to interest rate changes related to our borrowings and investments and to lower the Company’s overall borrowing costs. We do not enter into interest rate swaps for speculative purposes. Significant interest rate risk management instruments held by the Company during the quarter included receive-fixed and pay-fixed swaps. Receive-fixed swaps, which expire in one to 19 years, effectively convert medium- and long-term obligations to LIBOR-indexed variable rate instruments. Pay-fixed swaps, which expire in one to two years, effectively convert floating-rate obligations to fixed-rate instruments.

Foreign Exchange Risk Management

     The Company transacts business in virtually every part of the world and is subject to risks associated with changing foreign exchange rates. Our objective is to reduce earnings and cash flow volatility associated with foreign exchange rate changes to allow management to focus its attention on our core business issues and challenges. Accordingly, the Company enters into various contracts that change in value as foreign exchange rates change to protect the value of its existing foreign currency denominated assets and liabilities, commitments and anticipated revenues. By policy, we maintain hedge coverage between minimum and maximum percentages of anticipated foreign exchange exposures for periods of up to five years. The gains and losses on these contracts offset changes in the value of the related exposures. The Company does not enter into foreign currency transactions for speculative purposes.

WALT DISNEY COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

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

FORWARD LOOKING STATEMENTS

     The Private Securities Litigation Reform Act of 1995 (the Act) provides a safe harbor for “forward-looking statements” made by or on behalf of the Company. We may from time to time make written or oral statements that are “forward-looking” including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to our shareholders. All statements that express expectations and projections with respect to future matters may be affected by changes in the Company’s strategic direction, as well as by developments beyond the Company’s control. For an enterprise as large and complex as the Company, a wide range of factors could materially affect future developments and performance. These factors may include international, political, health concern and military developments that may affect travel and leisure businesses generally; changes in domestic and global economic conditions that may, among other things, affect the international performance of the Company’s theatrical and home video releases, television programming and consumer products; regulatory and other uncertainties associated with the Internet and other technological developments; and the launching or prospective development of new business initiatives. Additional factors are set forth in the 2003 Annual Report under the heading “Factors that may affect forward-looking statements.” All forward-looking statements are made on the basis of management’s views and assumptions, as of the time the statements are made, regarding future events and business performance. There can be no assurance, however, that our expectations will necessarily come to pass. The Company does not undertake any duty to update its disclosure relating to forward looking matters.

PART I. FINANCIAL INFORMATION

Item 3. Quantitative and Qualitative Disclosures about Market Risk. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Controls and Procedures

     (a)  Evaluation of Disclosure Controls and Procedures. We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who verify the Company’s financial reports and to other members of senior management and the Board of Directors.

     Based on their evaluation as of December 31, 2003, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

     (b)  Changes in Internal Controls. In fiscal 2002, the Company initiated a company-wide implementation of new integrated finance and human resources applications software, related information technology systems, and enterprise wide shared services (the new systems). As of September 30, 2003, a substantial number of the Company’s business units were using the new systems. As a result of subsequent implementations during the quarter ended December 31, 2003, the majority of the Company’s businesses are using the new systems. The implementation has involved changes in systems that included internal controls, and accordingly, these changes have required changes to our system of internal controls. We have reviewed each system as it is being implemented and the controls affected by the implementation of the new systems and made appropriate changes to affected internal controls as we implemented the new systems. We believe that the controls as modified are appropriate and functioning effectively.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     Stephen Slesinger, Inc. v. The Walt Disney Company. In this lawsuit, filed on February 27, 1991 and pending in the Los Angeles County Superior Court, the plaintiff claims that a Company subsidiary defrauded it and breached a 1983 licensing agreement with respect to certain Winnie the Pooh properties, by failing to account for and pay royalties on revenues earned from the sale of Winnie the Pooh movies on videocassette and from the exploitation of Winnie the Pooh merchandising rights. The plaintiff seeks damages for the licensee’s alleged breaches as well as confirmation of the plaintiff’s interpretation of the licensing agreement with respect to future activities. The plaintiff also seeks the right to terminate the agreement on the basis of the alleged breaches. The Company disputes that the plaintiff is entitled to any damages or other relief of any kind, including termination of the licensing agreement. If each of the plaintiff’s claims were to be confirmed in a final judgment, damages as argued by the plaintiff could total as much as several hundred million dollars and adversely impact the value to the Company of any future exploitation of the licensed rights. However, given the number of outstanding issues and the uncertainty of their ultimate disposition, management is unable to predict the magnitude of any potential determination of the plaintiff’s claims. On April 24, 2003, the matter was removed to the United States District Court for the Central District of California, which, on May 19, 2003, dismissed certain claims and remanded the matter to the Los Angeles Superior Court. The Company has appealed from the District Court’s order to the Court of Appeals for the Ninth Circuit. In the meanwhile, the Superior Court has assigned the case to a different judge in the Court’s Complex Litigation Pilot Program. Pre-trial proceedings continue in the state court, which has set a trial date of January 10, 2005.

     Milne and Disney Enterprises, Inc. v. Stephen Slesinger, Inc. On November 5, 2002, Clare Milne, the granddaughter of A. A. Milne, author of the Winnie the Pooh books, and the Company’s subsidiary Disney Enterprises, Inc. filed a complaint against Stephen Slesinger, Inc. (“SSI”) in the United States District Court for the Central District of California. On November 4, 2002, Ms. Milne served notices to SSI and the Company’s subsidiary terminating A. A. Milne’s prior grant of rights to Winnie the Pooh, effective November 5, 2004, and granted all of those rights to the Company’s subsidiary. In their lawsuit, Ms. Milne and the Company’s subsidiary seek a declaratory judgment, under United States copyright law, that Ms. Milne’s termination notices were valid; that SSI’s rights to Winnie the Pooh in the United States will terminate effective November 5, 2004; that upon termination of SSI’s rights in the United States, the 1983 licensing agreement that is the subject of the Stephen Slesinger, Inc. v. The Walt Disney Company lawsuit will terminate by operation of law; and that, as of November 5, 2004, SSI will be entitled to no further royalties for uses of Winnie the Pooh. In January 2003, SSI filed (a) an answer denying the material allegations of the complaint and (b) counterclaims seeking a declaration (i) that Ms. Milne’s grant of rights to Disney Enterprises, Inc. is void and unenforceable and (ii) that Disney Enterprises, Inc. remains obligated to pay SSI royalties under the 1983 licensing agreement. SSI also filed a motion to dismiss the complaint or, in the alternative, for summary judgment. On May 8, 2003, the Court ruled that Milne’s termination notices are invalid and dismissed SSI’s counterclaims as moot. Following further motions, on August 1, 2003, SSI filed an amended answer and counterclaims and a third-party complaint against Harriet Hunt (heir to E. H. Shepard, illustrator of the original Winnie the Pooh stories), who had served a notice of termination and a grant of rights similar to Ms. Milne’s. By order dated October 27, 2003, the Court certified an interlocutory appeal from its May 8 order to the Court of Appeals for the Ninth Circuit, but on January 15, 2004, the Court of Appeals denied the Company’s and Milne’s petition for an interlocutory appeal.

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

PART II. OTHER INFORMATION (continued)

     Item 1. Legal Proceedings - (continued)

     SEC Proceeding. The U.S. Securities and Exchange Commission (the “SEC”) is conducting an investigation into an amendment of the Company’s Annual Report on Form 10-K for fiscal year 2001, certain related matters and other related party transactions that have been previously disclosed by the Company. The investigation does not relate to the Company’s financial statements but rather to the issue of disclosure of those relationships. As previously disclosed in the Company’s Proxy Statement for the 2004 annual meeting of shareholders, the Company and its Chief Executive Officer are currently in discussions with the staff of the SEC about a possible administrative resolution of these non-financial matters, which would allege disclosure deficiencies generally about these matters and cite violation under Sections 13(a) and 14(a) of the Exchange Act regarding the following relationships between the Company and certain directors: the employment of adult children of three directors by the Company and the wife of another director by a 50% owned joint venture (whose employment preceded the director’s tenure); the provision of an office, secretary and driver to one director following his retirement as Chief Executive Officer of Capital/Cities ABC, Inc.; and the payments to Air Shamrock, Inc., a company controlled by a former director, in reimbursement for his business use of his private corporate jet. If agreement is reached, the settlement under discussion would involve the issuance of an administrative “cease and desist” order.

PART II. OTHER INFORMATION (continued)

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

See Index of Exhibits.

(b)	Reports on Form 8-K

The following current reports on Form 8-K were filed by the Company during the Company’s first fiscal quarter:

(1)	Current report on Form 8-K dated October 9, 2003, setting forth (a) the Company’s press release in connection with a presentation made to analysts at the Walt Disney World Resort in Orlando and (b) the prepared text of presentations made at the meeting.

(2)	Current report on Form 8-K dated November 21, 2003, setting forth (a) the earnings release for the fiscal year ended September 30, 2003 and (b) the text of the conference call concerning the earnings release.

(3)	Current report on Form 8-K dated December 5, 2003, setting forth (a) resignation letter dated November 30, 2003 from Roy E. Disney, (b) resignation letter dated December 1, 2003 from Stanley P. Gold and (c) text of the statements filed by the Board of Directors of the Company concerning the resignations.

(4)	Current report on Form 8-K dated December 10, 2003, setting forth (a) the Company’s press release in connection with a presentation made to analysts and investors in New York City and (b) the prepared text of presentations made at the meeting.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WALT DISNEY COMPANY

(Registrant)

By:
/s/ THOMAS O. STAGGS

(Thomas O. Staggs, Senior Executive Vice President and Chief Financial Officer)

February 11, 2004
Burbank, California

INDEX OF EXHIBITS

Number and Description of Exhibit

(Numbers Coincide with Item 601 of Regulation S-K)		Document Incorporated by Reference from a Previous Filing or Filed Herewith, as Indicated below

(31(a))	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

(31(b))	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

(32(a))	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished

(32(b))	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished

*       A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.