Form 10-Q
period 2004-03-31
WALT DISNEY CO/
filed 2004-05-13
CIK 1001039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2004	Commission File Number 1-11605

Incorporated in Delaware	I.R.S. Employer Identification
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

     YES [X]    NO [   ]

There were 2,052,188,813 shares of common stock outstanding as of May 5, 2004.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited; in millions, except per share data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Revenues	$7,189	$6,500	$15,738	$13,670
Costs and expenses	(6,153)	(5,786)	(13,537)	(12,581)
Restructuring and impairment charges	(3)	—	(3)	—
Net interest expense	(147)	(178)	(295)	(474)
Equity in the income of investees	77	51	174	141

Income before income taxes, minority interests and the cumulative effect of accounting change	963	587	2,077	756
Income taxes	(357)	(219)	(767)	(296)
Minority interests	(69)	(54)	(85)	(39)

Income before the cumulative effect of accounting change	537	314	1,225	421
Cumulative effect of accounting change	—	—	—	(71)

Net income	$537	$314	$1,225	$350

Earnings per share before the cumulative effect of accounting change:
Diluted	$0.26	$0.15	$0.59	$0.21

Basic	$0.26	$0.15	$0.60	$0.21

Earnings per share:
Diluted	$0.26	$0.15	$0.59	$0.17

Basic	$0.26	$0.15	$0.60	$0.17

Average number of common and common equivalent shares outstanding:
Diluted	2,110	2,043	2,104	2,043

Basic	2,048	2,042	2,047	2,042

See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	March 31,	September 30,
	2004	2003
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$3,148	$1,583
Receivables	4,612	4,238
Inventories	742	703
Television costs	754	568
Deferred income taxes	675	674
Other current assets	817	548

Total current assets	10,748	8,314
Film and television costs	6,022	6,205
Investments	1,256	1,849
Parks, resorts and other properties, at cost
Attractions, buildings and equipment	24,785	19,499
Accumulated depreciation	(11,516)	(8,794)

	13,269	10,705
Projects in progress	1,871	1,076
Land	1,138	897

	16,278	12,678
Intangible assets, net	2,775	2,786
Goodwill	16,966	16,966
Other assets	1,051	1,190

	$55,096	$49,988

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and other accrued liabilities	$5,738	$5,044
Current portion of borrowings	5,354	2,457
Unearned royalties and other advances	1,684	1,168

Total current liabilities	12,776	8,669
Borrowings	9,961	10,643
Deferred income taxes	2,894	2,712
Other long term liabilities	3,972	3,745
Minority interests	733	428
Commitments and contingencies (Note 12)
Shareholders’ equity
Preferred stock, $.01 par value
Authorized – 100 million shares, Issued – none	—	—
Common stock Issued – none
Common stock – Disney, $.01 par value
Authorized – 3.6 billion shares, Issued – 2.1 billion shares	12,327	12,154
Common stock – Internet Group, $.01 par value	—	—
Authorized – 1.0 billion shares, Issued – none
Retained earnings	14,612	13,817
Accumulated other comprehensive loss	(653)	(653)

	26,286	25,318
Treasury stock, at cost, 86.7 million shares	(1,526)	(1,527)

	24,760	23,791

	$55,096	$49,988

See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Six Months Ended
	March 31,
	2004	2003
OPERATING ACTIVITIES
Net income	$1,225	$350

Depreciation	552	530
Amortization of intangible assets	5	12
Deferred income taxes	199	141
Equity in the income of investees	(174)	(141)
Cash distributions received from equity investees	175	168
Write-off of aircraft leveraged lease	—	114
Minority interests	85	39
Change in film and television costs	243	(165)
Changes in noncurrent assets and liabilities and other	245	36

	1,330	734

Changes in working capital	(51)	(155)

Cash provided by operations	2,504	929

INVESTING ACTIVITIES
Investments in parks, resorts and other properties	(468)	(448)
Other	39	(22)

Cash used by investing activities	(429)	(470)

FINANCING ACTIVITIES
Borrowings	—	300
Reduction of borrowings	(1,117)	(1,072)
Commercial paper borrowings, net	622	1,226
Dividends	(430)	(429)
Exercise of stock options and other	141	29

Cash (used by) provided by financing activities	(784)	54

Increase in cash and cash equivalents	1,291	513
Increase in cash and cash equivalents due to the consolidation of Euro Disney and Hong Kong Disneyland	274	—
Cash and cash equivalents, beginning of period	1,583	1,239

Cash and cash equivalents, end of period	$3,148	$1,752

See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except per share data)

1. Principles of Consolidation

     These Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these Condensed Consolidated Financial Statements. Operating results for the six months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending September 30, 2004. Certain reclassifications have been made in the fiscal 2003 consolidated financial statements to conform to the fiscal 2004 presentation. Additionally, the fiscal 2003 financial statements have been adjusted to reflect EITF 00-21 Revenue Arrangements with Multiple Deliverables (EITF 00-21). The Company adopted EITF 00-21 in the fourth quarter of fiscal 2003, effective as of the beginning of fiscal 2003, and the adoption resulted in a charge for the cumulative effect of the accounting change totaling $71 million, which is reflected in the six months ended March 31, 2003. In addition, the Company adopted new accounting guidance that required us to consolidate the balance sheets of Euro Disney and Hong Kong Disneyland as of March 31, 2004. The income and cash flow statements will be consolidated commencing April 1, 2004. See Note 3 to the Condensed Consolidated Financial Statements.

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

2. Segment Information

     The operating segments reported below are the segments of the Company for which separate financial information is available and for which segment results are evaluated regularly by the Chief Executive Officer in deciding how to allocate resources and in assessing performance.

	Three Months		Six Months
	Ended March 31,		Ended March 31,
	2004	2003(1)	2004	2003(1)
Revenues:
Media Networks	$2,846	$2,653	$5,960	$5,597

Parks and Resorts	1,669	1,485	3,300	3,033

Studio Entertainment
Third parties	2,132	1,844	5,081	3,724
Intersegment	30	18	45	29

	2,162	1,862	5,126	3,753

Consumer Products
Third parties	542	518	1,397	1,316
Intersegment	(30)	(18)	(45)	(29)

	512	500	1,352	1,287

	$7,189	$6,500	$15,738	$13,670

Segment operating income:
Media Networks	$704	$400	$1,048	$329
Parks and Resorts	188	155	420	380
Studio Entertainment	153	206	611	344
Consumer Products	75	53	312	243

	$1,120	$814	$2,391	$1,296

(1) Amounts reflect the adoption of EITF 00-21 effective October 1, 2003

     The Company evaluates the performance of its operating segments based on segment operating income. A reconciliation of segment operating income to income before income taxes, minority interests and the cumulative effect of accounting change is as follows:

	Three Months		Six Months
	Ended March 31,		Ended March 31,
	2004	2003(1)	2004	2003(1)
Segment operating income	$1,120	$814	$2,391	$1,296
Corporate and unallocated shared expenses	(82)	(93)	(185)	(195)
Amortization of intangible assets	(2)	(7)	(5)	(12)
Restructuring and impairment charges	(3)	—	(3)	—
Net interest expense	(147)	(178)	(295)	(474)
Equity in the income of investees	77	51	174	141

Income before income taxes, minority interests and the cumulative effect of accounting change	$963	$587	$2,077	$756

     (1) Amounts reflect the adoption of EITF 00-21 effective October 1, 2003

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except per share data)

3. Accounting Changes

     FIN 46

     In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46) and amended it by issuing FIN 46R in December 2003. Among other things, FIN 46R generally deferred the effective date of FIN 46 to the quarter ended March 31, 2004. Variable interest entities (VIEs) are primarily entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. All VIEs with which the Company is involved must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes.

     The Company has minority equity interests in certain entities, including Euro Disney S.C.A. (Euro Disney) and Hongkong International Theme Parks Limited (Hong Kong Disneyland). In connection with the adoption of FIN 46R, the Company concluded that Euro Disney and Hong Kong Disneyland are VIEs and that we are the primary beneficiary. Pursuant to the provisions of FIN 46R, the Company consolidated the balance sheets of Euro Disney and Hong Kong Disneyland as of March 31, 2004 and will consolidate the income and cash flow statements effective April 1, 2004. Accordingly, Euro Disney and Hong Kong Disneyland’s operating results continue to be accounted for on the equity method of accounting for the three and six month periods ended March 31, 2004.

     We have concluded that the rest of our equity investments do not require consolidation as either they are not VIEs or in the event that they are VIEs, we are not the primary beneficiary. The Company also has variable interests in certain other VIEs that will not be consolidated because the Company is not the primary beneficiary. These VIEs do not involve any material exposure to the Company.

     The following table presents the condensed consolidating balance sheet for the Company as of March 31, 2004.

		Euro Disney,
	TWDC before	Hong Kong
	Euro Disney	Disneyland and
	and Hong Kong	Consolidating
	Disneyland	Adjustments	TWDC
Cash and cash equivalents	$2,874	$274	$3,148
Other current assets	7,418	182	7,600

Total current assets	10,292	456	10,748
Investments	1,880	(624)	1,256
Fixed assets	12,500	3,778	16,278
Intangible assets	2,775	—	2,775
Goodwill	16,966	—	16,966
Other assets	7,002	71	7,073

Total assets	$51,415	$3,681	$55,096

Current portion of borrowings(1)	$3,092	$2,262	$5,354
Other current liabilities	6,742	680	7,422

Total current liabilities	9,834	2,942	12,776
Borrowings	9,577	384	9,961
Deferred income taxes	2,894	—	2,894
Other long-term liabilities	3,836	136	3,972
Minority interest	514	219	733
Shareholders’ equity	24,760	—	24,760

Total liabilities and shareholders’ equity	$51,415	$3,681	$55,096

(1)	All of Euro Disney’s borrowings are classified as current as they are subject to acceleration if an agreement with Euro Disney’s lenders and the Company is not achieved by May 31, 2004 (See Notes 6 and 7 to the Condensed Consolidated Financial Statements)

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except per share data)

     Management believes that recognition of additional liabilities as a result of consolidating Euro Disney and Hong Kong Disneyland does not result in any incremental increase in the level of claims on the general assets of the Company and its other subsidiaries, rather, the additional liabilities represent claims against the additional assets recognized by the Company as a result of the consolidations. Conversely, the additional assets recognized as a result of consolidating Euro Disney and Hong Kong Disneyland do not represent additional assets of the Company that could be used to satisfy claims by the creditors of the Company and its other subsidiaries.

FSP 106-1

     In January 2004, the FASB issued FASB Staff Position No. 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FSP 106-1) in response to a new law regarding prescription drug benefits under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans. Currently, SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, (SFAS No.106) requires that changes in relevant law be considered in current measurement of postretirement benefit costs. The Company is evaluating the impact of the new law and will defer recognition, as permitted by FSP 106-1, until further implementation guidance is issued.

4. Investment in Leveraged Leases

     During the first quarter of fiscal 2003, the Company wrote off its aircraft leveraged lease investment with United Airlines, which filed for bankruptcy protection, resulting in a pre-tax charge of $114 million, or $0.04 per share. Based on the bankruptcy filing, we believe it is unlikely that the Company will recover this investment. The pre-tax charge of $114 million for the write-off is reported in “Net interest expense” in the Condensed Consolidated Statements of Income. As of March 31, 2004, our remaining aircraft leveraged lease investment totaled approximately $174 million, consisting of $119 million and $55 million, with Delta Air Lines (Delta) and FedEx, respectively. We continue to monitor the recoverability of these investments, particularly the Delta leases. Delta has indicated in its March 31, 2004 Form 10-Q that if it cannot achieve a competitive cost structure, regain sustained profitability and access the capital markets on acceptable terms, it will need to pursue alternative courses of action intended to make it viable for the long term including the possibility of seeking to restructure its costs under Chapter 11 of the U.S. Bankruptcy code. The inability of Delta to make their lease payments, or the termination of our lease through a bankruptcy proceeding, could result in a write-off of our $119 million investment and could accelerate certain income tax payments.

5. Restructuring and Impairment Charges

     The Company operates 434 Disney Stores in North America and Europe. During fiscal 2003, the Company announced that it was evaluating strategic options for The Disney Store, including the possible sale of stores in North America and Europe under a licensing arrangement. In connection with this evaluation, the Company also announced that it expects to close a certain number of under performing stores in North America.

     The Company recorded restructuring and impairment charges totaling $3 million in the current quarter and $16 million in the second half of fiscal 2003. These charges were principally for fixed asset write-downs related to the stores it expects to close (and certain related facilities) and the cost of certain administrative headcount reductions. Fixed assets associated with the stores identified for closure have been written down to their fair value, determined on the basis of estimated future discounted cash flows through the expected date of the closures. These charges were reported in “Restructuring and impairment charges” in the Condensed Consolidated Statements of Income.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except per share data)

     The Company continues to evaluate its options with respect to the stores in North America and Europe. These options include operating a smaller chain of the better performing stores, the sale of certain stores, or closing the entire chain. The Company’s investment in the fixed assets of the entire chain totaled $89 million at March 31, 2004. Certain of the options that are being considered, including a possible sale, would result in an impairment of some or all of this amount. Additionally, a sale transaction may involve working capital adjustments that could impact the gain or loss on sale.

     In addition, total future base rent commitments for The Disney Store in North America and Europe totaled approximately $409 million as of March 31, 2004, including $25 million related to the stores identified for closure. Should the Company complete a sale, it is expected that a buyer would assume the lease obligations associated with stores that the buyer intends to operate. The Company or the buyer will undertake negotiations with lessors to seek favorable lease termination terms for stores that will be closed, but the Company will likely incur charges related to all or a portion of the lease terminations in the latter part of fiscal 2004 or the early part of fiscal 2005. It is not possible at this time to determine what amount will ultimately be paid to terminate these leases. In the event that the Company decides to close the entire chain, it will likely incur charges in connection with terminating all of the chain’s leases, as well as disposing of the remaining fixed assets.

6. Borrowings

     During the six months ended March 31, 2004, the Company increased its commercial paper borrowings by $622 million and repaid approximately $817 million of U.S. medium-term notes and other U.S. dollar denominated debt and $300 million of European medium-term notes. Additionally, borrowings increased by $2.6 billion due to the consolidation of Euro Disney and Hong Kong Disneyland under the provisions of FIN 46R as of March 31, 2004.

     The Company’s borrowings (including Euro Disney and Hong Kong Disneyland) at March 31, 2004, including interest rate swaps designated as hedges, are summarized below.

			March 31, 2004
				Interest rate and Cross-
			Stated	Currency Swaps		Effective
	March 31,	Sept. 30,	Interest	Pay		Interest	Swap
	2004	2003	Rate	Variable	Pay Fixed	Rate	Maturities
Commercial paper	$622	$—	1.11%	$—	$600	4.69%	2004-2005
U.S. medium-term notes	7,341	8,114	6.16%	910	—	5.29%	2006-2022
Convertible senior notes	1,323	1,323	2.13%	—	—	2.57%	—
Other U.S. dollar denominated debt	597	597	5.74%	—	—	5.74%	—
Privately placed debt	299	343	7.02%	299	—	3.05%	2007
European medium-term notes	1,219	1,519	2.44%	1,099	—	2.84%	2004-2007
Preferred stock	480	485	7.64%	102	—	4.19%	2004
Capital Cities/ABC and ABC Family debt	191	191	9.08%	—	—	9.08%	—
Other	597	528		—	—		—

	12,669	13,100		2,410	600	4.48%	—
Euro Disney (ED) and Hong Kong
Disneyland (HKDL):
ED – CDC loans	1,124	—	5.15%	—	—	5.15%	—
ED – Credit facilities & other	643	—	2.82%	—	549	4.00%	2004
ED – Partners’ advances	495		3.00%	—	—	3.00%	—
HKDL – Senior and subordinated loans	384	—	2.74%	—	98	3.01%	2005

	2,646	—		—	647	4.16%	—

Total borrowings	15,315	13,100		2,410	1,247	4.42%
Less current portion[1]	5,354	2,457		933	1,049

Total long-term borrowings	$9,961	$10,643		$1,477	$198

1 All of Euro Disney’s borrowings totaling $2.3 billion are classified as current as they are subject to acceleration if an agreement with its lenders and the Company is not achieved by May 31, 2004

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except per share data)

     The following is a summary of the key terms of Euro Disney and Hong Kong Disneyland borrowings which have been included in our consolidated balance sheet as a result of the implementation of FIN 46R (see Note 3 to the Condensed Consolidated Financial Statements).

Euro Disney-CDC loans. Pursuant to Euro Disney’s original financing and the terms of a 1994 financial restructuring, Euro Disney borrowed from the Caisse des Dépôts et Consignations (“CDC”) approximately €128 million ($157 million at March 31, 2004 exchange rates) senior debt and €403 million ($497 million at March 31, 2004 exchange rates) subordinated debt. The senior debt is secured by certain fixed assets of Disneyland Resort Paris and the underlying land, whereas the subordinated debt is unsecured. The loans originally bore interest at a fixed rate of 7.85%; however, effective as of September 30, 1999, the terms of these loans were modified so as to reduce the fixed interest rate to 5.15%, defer principal repayments and extend the final maturity date from fiscal year 2015 to fiscal year 2024.

     Euro Disney also executed a credit agreement with the CDC to provide approximately €381 million ($470 million at March 31, 2004 exchange rates) of subordinated loans to finance a portion of the construction costs of Walt Disney Studios Park. The loans bear interest at a fixed rate of 5.15% per annum, unless interest or principal payments were to be deferred under the provisions of the loans, during which time the interest rate on the deferred amounts is 5.15% or EURIBOR plus 2.0% whichever is greater. The loans will mature between fiscal years 2015 and 2028.

Euro Disney - Credit facilities and other. Pursuant to Euro Disney’s original financing with a syndicate of international banks and the terms of a 1994 financial restructuring, Euro Disney borrowed funds which are secured by certain fixed assets of Disneyland Resort Paris and the underlying land thereof. The loans bear interest at EURIBOR plus a margin (for a total rate ranging from 2.36% to 4.24% at March 31, 2004). The loans will mature between fiscal years 2009 and 2012.

Euro Disney – Partner advances. The advances are comprised of secured and unsecured borrowings. €383 million ($472 million at March 31, 2004 rates) of the borrowings bear interest at a fixed rate of 3.0%. The remaining advances of €19 million ($23 million at March 31, 2004 exchange rates) bear interest at EURIBOR plus 1.46% (3.08% at March 31, 2004). The loans will mature between fiscal years 2014 and 2017.

Euro Disney – Debt covenants. Certain of Euro Disney’s borrowing agreements include covenants, which primarily consist of restrictions on additional indebtedness and capital expenditures, the provision of certain financial information and compliance with certain financial ratio thresholds. In November 2003, the lenders agreed to waive, effective through March 31, 2004, the financial ratio and certain other covenants. In March 2004, this waiver was extended to May 31, 2004.

     Management believes that recognition of additional liabilities as a result of consolidating Euro Disney and Hong Kong Disneyland does not result in any incremental increase in the level of claims on the general assets of the Company and its other subsidiaries; rather the additional liabilities represent claims against the additional assets recognized by the Company as a result of the consolidations. Conversely, the additional assets recognized as a result of consolidating Euro Disney and Hong Kong Disneyland do not represent additional assets of the Company that could be used to satisfy claims by the creditors of the Company and its other subsidiaries.

     Certain of Euro Disney’s borrowings arose in connection with a lease arrangement that was entered into in connection with a financial restructuring of Euro Disney in 1994. See Note 7 to the Condensed Consolidated Financial Statements for further discussion of this lease arrangement.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except per share data)

Hong Kong Disneyland – Senior loans. Hong Kong Disneyland’s senior loans are borrowings pursuant to a term loan facility of HK$2.3 billion ($295 million at March 31, 2004 exchange rates) and a revolving credit facility of HK$1.0 billion ($128 million at March 31, 2004 exchange rates). The balance of the senior loans as of March 31, 2004 was HK $787 million ($101 million at March 31, 2004 exchange rates). The term loan facility can be drawn down until 6 months after the theme park opening day (scheduled for late fiscal year 2005 or early fiscal year 2006) with re-payments to begin approximately three years after the theme park opening day. Up to 25% of the revolving credit facility is available to be drawn down. The remaining 75% is unavailable until the earlier of i) the theme park opening or ii) all other senior and subordinated debt facilities and equity funding has been fully utilized and there is sufficient liquidity available to accommodate its working capital requirements. Both facilities are secured by the assets of the Hong Kong Disneyland theme park and currently carry a rate of 3 month HIBOR + 1.0% and are scheduled to mature in fiscal 2016. The spread above HIBOR is 1.0% through November 15, 2005 (1.17% at March 31, 2004), 1.25% for the next five years and 1.375% for the last five years of the facilities.

Hong Kong Disneyland – Subordinated loans. Hong Kong Disneyland has a subordinated unsecured loan facility of HK$5.6 billion ($721 million at March 31, 2004 exchange rates) that is scheduled to mature 25 years after the theme park opening day (in late fiscal 2030 or early fiscal 2031 based on the scheduled theme park opening). The balance drawn on the subordinated unsecured loan facility as of March 31, 2004 was HK $2.2 billion ($283 million at March 31, 2004 exchange rates). Interest rates under this loan are subject to biannual revisions (up or down) under certain conditions, but capped at an annual rate of 6.75% (for the first eight and one half years), 7.625% (for the next eight years) and 8.50% (over the last eight and one half years).

     As previously stated, all of Euro Disney’s borrowings totaling $2.3 billion are classified as current on the balance sheet as they are subject to acceleration if an agreement with its lenders and the Company is not achieved by May 31, 2004. Based on contractual agreements, Euro Disney’s $2.3 billion and Hong Kong Disneyland’s $384 million borrowings have the following scheduled maturities:

2004	$33
2005	102
2006	95
2007	117
2008	134
Thereafter	2,165

$2,646

7. Euro Disney

     The Company has a 39% interest in Euro Disney S.C.A., which operates the Disneyland Resort Paris. As of March 31, 2004, the Company began accounting for its investment in Euro Disney as a consolidated subsidiary pursuant to FIN 46R. As of March 31, 2004, the Company consolidated the balance sheet of Euro Disney and will consolidate the income and cash flow statements beginning April 1, 2004.

     The slowdown in the European travel and tourism industry has negatively affected Euro Disney’s results of operations and cash flows. In response to this situation, Euro Disney initiated discussions with its lenders and the Company to obtain waivers of its fiscal 2003 loan covenants and to obtain supplemental financing to address Euro Disney’s cash requirements.

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

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except per share data)

     On November 3, 2003, Euro Disney obtained waivers from its lenders, effective through March 31, 2004, with respect to covenants for fiscal 2003. On March 22, 2004, Euro Disney obtained an extension of these waivers through May 31, 2004. The waivers are expected to give Euro Disney, its lenders and the Company time to find a resolution to Euro Disney’s financial situation. In conjunction with the extension, the Company has agreed to replace its supplemental €45 million subordinated credit facility, which expired on March 31, 2004, with a €25 million subordinated credit facility ($31 million at March 31, 2004 exchange rates), which will expire on May 31, 2004. Euro Disney agreed not to allow the outstanding balance of Euro Disney’s €168 million ($207 million at March 31, 2004 exchange rates) line of credit with the Company to fall below €110 million during the extension period. As of March 31, 2004, Euro Disney had borrowed €110 million ($136 million at March 31, 2004 exchange rates) on the existing credit line, which is excluded from the Company’s balance sheet as it is eliminated when consolidating the balance sheet of Euro Disney. As of May 7, 2004, Euro Disney had not borrowed any amounts under the €25 million subordinated credit facility and the balance of the €168 million credit facility was €125 million ($149 million as of May 7, 2004 exchange rates).

     Euro Disney is currently engaged in discussions with its lenders and the Company to obtain supplemental financing to address its cash requirements. Such financing may include an extension or change in the terms associated with the Company’s credit line or additional commitments from the Company. If a resolution to Euro Disney’s future financing needs is not obtained by May 31, 2004 and assuming the waiver period is not extended again, the waivers would expire and Euro Disney’s lenders could accelerate the maturity of Euro Disney’s debt. Should that occur, Euro Disney would be unable to meet all of its debt obligations. The Company believes that Euro Disney will ultimately obtain the requisite loan modifications and additional financing; however, there can be no assurance that this will be the case. Should Euro Disney be unable to obtain loan modifications and/or additional financing, the assets of Euro Disney could potentially become impaired, resulting in corresponding charges in our consolidated financial statements.

     In connection with a financial restructuring of Euro Disney in 1994, Euro Disney Associés S.N.C. (Disney SNC), a wholly owned affiliate of the Company, entered into a lease arrangement with a financing company with a noncancelable term of 12 years related to substantially all of the Disneyland Park assets, and then entered into a 12-year sublease agreement with Euro Disney on substantially the same payment terms. Remaining lease rentals at March 31, 2004 of approximately $487 million receivable from Euro Disney under the sublease approximate the amounts payable by Disney SNC under the lease. These lease transactions have been eliminated in consolidation. At the conclusion of the sublease term, Euro Disney will have the option of assuming Disney SNC’s rights and obligations under the lease for a payment of $97 million over the ensuing 15 months. If Euro Disney does not exercise its option, Disney SNC may purchase the assets, continue to lease the assets or elect to terminate the lease. In the event the lease is terminated, Disney SNC would be obligated to make a termination payment to the lessor equal to 75% of the lessor’s then outstanding debt related to the Disneyland Park assets, which payment would be approximately $1.4 billion. Disney SNC would then have the right to sell or lease the assets on behalf of the lessor to satisfy the remaining debt, with any excess proceeds payable to Disney SNC. Notwithstanding Euro Disney’s financial difficulties, the Company believes it is unlikely that Disney SNC would be required to pay the 75% lease termination payment as the Company currently expects that either (i) Euro Disney will exercise its assumption option in 2006, (ii) one of the alternative resolutions available under the current contractual relationships among Disney SNC, Euro Disney and the lenders will be implemented or (iii) one of any additional alternatives that may be developed in connection with the discussions referred to above will be implemented.

     See Note 4 to the Consolidated Financial Statements in the 2003 Annual Report and Note 3 to the Condensed Consolidated Financial Statements for additional information related to Euro Disney’s financial position. See Note 6 to the Condensed Consolidated Financial Statements for the terms of Euro Disney’s borrowings.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except per share data)

8. Pension and Other Benefit Programs

     The components of net periodic benefit cost are as follows:

					Post-retirement
	Pension Plans				Medical Plans
	Three Months		Six Months Ended		Three Months		Six Months Ended
	Ended March 31,		March 31,		Ended March 31,		March 31,
	2004	2003	2004	2003	2004	2003	2004	2003
Service costs	$37	$29	$75	$57	$9	$6	$18	$12
Interest costs	54	51	108	101	15	12	30	24
Expected return on plan assets	(54)	(66)	(108)	(131)	(4)	(5)	(8)	(10)
Amortization of prior service cost	1	1	1	1	—	—	(1)	(1)
Recognized net actuarial loss	20	—	39	—	16	6	33	12

Net periodic benefit cost	$58	$15	$115	$28	$36	$19	$72	$37

			Post-retirement
	Pension Plans		Medical Plans
	2003	2002	2003	2002
Assumptions:
Discount rate	5.85%	7.20%	5.85%	7.20%
Rate of return on plans’ assets	7.50%	8.50%	7.50%	8.50%
Salary increases	3.75%	4.65%	n/a	n/a
Annual increase in cost of benefits	n/a	n/a	10.00%	10.00%

     During the quarter ended March 31, 2004, contributions of $145 million were made into the Company’s pension and post-retirement medical plans. The Company presently anticipates no additional contributions to its pension and postretirement plans during fiscal 2004.

9. Earnings Per Share

     Diluted earnings per share amounts are based upon the weighted average number of common and common equivalent shares outstanding during the period and are calculated using the treasury stock method for stock options and assuming conversion of the Company’s convertible senior notes. For the three months ended March 31, 2004 and 2003, options for 100 million and 223 million shares, respectively, were excluded from the diluted earnings per share calculation as they were anti-dilutive. For the six months ended March 31, 2004 and 2003, options for 104 million and 211 million shares, respectively, were excluded.

     A reconciliation of net income and weighted average number of common and common equivalent shares outstanding for calculating diluted earnings per share is as follows:

	Three Months		Six Months
	Ended March 31,		Ended March 31,
	2004	2003	2004	2003
Net income	$537	$314	$1,225	$350
Interest expense on convertible senior notes (net of tax)	5	—	10	—

	$542	$314	$1,235	$350

Weighted average number of common shares outstanding (basic)	2,048	2,042	2,047	2,042
Weighted average dilutive stock options	17	1	12	1
Assumed conversion of convertible senior notes	45	—	45	—

Weighted average number of common and common equivalent shares outstanding (diluted)	2,110	2,043	2,104	2,043

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except per share data)

10. Shareholders’ Equity

     The Company declared a $430 million dividend ($0.21 per share) on December 2, 2003 related to fiscal 2003, which was paid on January 6, 2004 to shareholders of record on December 12, 2003. The Company paid a $429 million dividend ($0.21 per share) during the second quarter of fiscal 2003 related to fiscal 2002.

11. Comprehensive Income

     Comprehensive income is as follows:

	Three Months		Six Months
	Ended March 31,		Ended March 31,
	2004	2003	2004	2003
Net income	$537	$314	$1,225	$350
Market value adjustments for investments and hedges, net of tax	45	(15)	(32)	(33)
Foreign currency translation, net of tax	2	(9)	32	3

Comprehensive income	$584	$290	$1,225	$320

     Accumulated other comprehensive loss, net of tax is as follows:

	March 31,	September 30,
	2004	2003
Market value adjustments for investments and hedges	$(140)	$(108)
Foreign currency translation	95	63
Additional minimum pension liability adjustment	(608)	(608)

Accumulated other comprehensive loss	$(653)	$(653)

12. Stock Incentive Plans

     The following table reflects pro forma net income and earnings per share had the Company elected to record employee stock option expense based on the fair value methodology:

	Three Months		Six Months
	Ended March 31,		Ended March 31,
	2004	2003	2004	2003
Net income:
As reported	$537	$314	$1,225	$350
Less stock option expense	(102)	(112)	(193)	(223)
Tax effect	38	42	72	83

Pro forma after stock option expense	$473	$244	$1,104	$210

Diluted earnings per share:
As reported	$0.26	$0.15	$0.59	$0.17

Pro forma after option expense	$0.23	$0.12	$0.53	$0.10

Basic earnings per share
As reported	$0.26	$0.15	$0.60	$0.17

Pro forma after option expense	$0.23	$0.12	$0.54	$0.10

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except per share data)

     These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years.

     The Company grants restricted stock units to certain executives. Certain restricted stock units vest upon the achievement of defined performance conditions. The remaining restricted stock units generally vest one half in two years and one half in four years from the grant date. Restricted stock units are generally forfeited if the grantee terminates employment prior to vesting. During the six months ended March 31, 2004, the Company granted approximately 4,708,000 restricted stock units and as of March 31, 2004, approximately 8,025,000 restricted stock units were outstanding. During the six months ended March 31, 2004 and 2003, the Company recorded compensation expense totaling $22.4 million and $7.5 million, respectively. Unearned stock compensation expense totaled approximately $140 million as of March 31, 2004.

13. Commitments and Contingencies

     The Company has exposure to various legal and other contingencies arising from the conduct of its businesses.

Litigation

     Stephen Slesinger, Inc. v. The Walt Disney Company. In this lawsuit, filed on February 27, 1991 in the Los Angeles County Superior Court, the plaintiff claims that a Company subsidiary defrauded it and breached a 1983 licensing agreement with respect to certain Winnie the Pooh properties, by failing to account for and pay royalties on revenues earned from the sale of Winnie the Pooh movies on videocassette and from the exploitation of Winnie the Pooh merchandising rights. The plaintiff seeks damages for the licensee’s alleged breaches as well as confirmation of the plaintiff’s interpretation of the licensing agreement with respect to future activities. The plaintiff also seeks the right to terminate the agreement on the basis of the alleged breaches. If each of the plaintiff’s claims were to be confirmed in a final judgment, damages as argued by the plaintiff could total as much as several hundred million dollars and adversely impact the value to the Company of any future exploitation of the licensed rights. The Company disputes that the plaintiff is entitled to any damages or other relief of any kind, including termination of the licensing agreement. On April 24, 2003, the matter was removed to the United States District Court for the Central District of California, which, on May 19, 2003, dismissed certain claims and remanded the matter to the Los Angeles Superior Court. The Company appealed from the District Court’s order to the Court of Appeals for the Ninth Circuit. On March 29, 2004, the Superior Court granted the Company’s motion for terminating sanctions against the plaintiff for a host of discovery abuses, including the withholding, alteration, and theft of documents and other information, and, on April 5, 2004, dismissed plaintiff’s case with prejudice. On April 13, 2004, the plaintiff gave notice of its intention to move to set aside the dismissal and to seek a new trial, and on May 6, 2004, the plaintiff moved to disqualify the judge who issued the March 29, 2004 decision.

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

     Management believe that it is not currently possible to estimate the impact if any, that the ultimate resolution of these matters will have on the Company’s results of operations, financial position or cash flows.

     The Company, together with, in some instances, certain of its directors and officers, is a defendant or co-defendant in various other legal actions involving copyright, breach of contract and various other claims incident to the conduct of its businesses. Management does not expect the Company to suffer any material liability by reason of such actions.

Contractual Guarantees

     The Company has guaranteed certain special assessment and water/sewer revenue bond series issued by the Celebration Community Development District and the Enterprise Community Development District (collectively, the Districts). The bond proceeds were used by the Districts to finance the construction of infrastructure improvements and the water and sewer system in the mixed-use, residential community of Celebration, Florida. As of March 31, 2004, the remaining debt service obligation guaranteed by the Company was $100 million, of which $61 million was principal. The Company is responsible to satisfy any shortfalls in debt service payments, debt service and maintenance reserve funds, and to ensure compliance with specified rate covenants. To the extent that the Company has to fund payments under its guarantees, the Districts have an obligation to reimburse the Company from District revenues.

     The Company has also guaranteed certain bond issuances by the Anaheim Public Authority that were used by the City of Anaheim to finance construction of infrastructure and a public parking facility adjacent to the Disneyland Resort. Revenues from sales, occupancy and property taxes from the Disneyland Resort and non-Disney hotels are used by the City of Anaheim to repay the bonds. In the event of a debt service shortfall, the Company will be responsible to fund the shortfall. As of March 31, 2004, the remaining debt service obligation guaranteed by the Company was $404 million, of which $109 million was principal. To the extent that subsequent tax revenues exceed the debt service payments in subsequent periods, the Company would be reimbursed for any previously funded shortfalls.

     To date, tax revenues have exceeded the debt service payments for both the Celebration and Anaheim bonds.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except per share data)

     The Company has guaranteed payment of certain facility and equipment leases on behalf of a third-party service provider that supplies the Company with broadcasting transmission, post production, studio and administrative services in the U.K. If the third-party service provider defaults on the leases, the Company would be responsible for the remaining obligation unless the Company finds another service provider to take over the leases. As of March 31, 2004, the remaining facility and equipment lease obligation was $96 million. These leases expire in March 2014.

14. Income Taxes

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

THE WALT DISNEY COMPANY
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ORGANIZATION OF INFORMATION

     Management’s Discussion and Analysis provides a narrative of the Company’s financial performance and condition that should be read in conjunction with the accompanying financial statements. It includes the following sections:

Overview for the Quarter Ended March 31, 2004
Seasonality
Summary Consolidated Results
     Three Month Results
     Six Month Results
Business Segment Results
     Three Month Results
     Six Month Results
Corporate Items
Stock Option Accounting
Financial Condition
Commitments and Contingencies
Other Matters
Market Risk
Forward Looking Statements

OVERVIEW FOR THE QUARTER ENDED MARCH 31, 2004

     In our Media Networks segment, operating income increased primarily due to revenue gains due to scheduled rate increases in affiliate fees. The segment also benefited from the bankruptcy settlement of our major cable distributor in Latin America. Continued strength in the advertising market (including the ongoing effects of last year’s strong upfront market) contributed to revenue in our broadcast operations, but these effects were offset by the fact that we did not have revenue from the Super Bowl this year and by the effect of ratings declines at the ABC Television Network. We also saw reduced costs in this segment, in particular because of the absence of the Super Bowl.

     Our Parks and Resorts segment benefited from continued gradual improvement in the travel and tourism industry, which resulted in increased attendance and occupancy at our theme parks and resorts. These improvements led to increased operating income in this segment, despite continued cost pressures in the area of employee benefits and cost increases associated with the increased volume.

     Operating income fell in the Studio Entertainment segment, where continued strength in the sale of DVDs in both the domestic and international market was offset by the negative effects of disappointing box office results for some of our films released during the quarter and early in the June quarter.

     Although licensing results were flat for the quarter, we saw improvement in operating income in our Consumer Products segment, due to reductions in the losses at The Disney Store. As we discuss below, we continue to evaluate options with respect to The Disney Store, including operating a chain of fewer stores, the sale of our North American and European operations, or closing the entire chain.

THE WALT DISNEY COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)

     Cash flow from operations has allowed us to continue to make necessary capital investments in our properties and to reduce our borrowings, which in turn is reducing our interest expense. During the quarter, we had net repayment of borrowings of $495 million. As a result of our adoption of FIN 46R, we have consolidated Euro Disney and Hong Kong Disneyland into our balance sheet as of March 31, 2004 (results of operations of these entities will be consolidated into our income statements beginning April 1, 2004). As a result, we have added the borrowings of these two entities ($2.3 billion for Euro Disney and $384 million for Hong Kong Disneyland as of March 31, 2004) to our balance sheet, as well as the associated assets and other liabilities. Accordingly, our total borrowings as reflected in the condensed consolidated balance sheet increased to $15.3 billion.

SEASONALITY

     The Company’s businesses are subject to the effects of seasonality. Consequently, the operating results for the three and six months ended March 31, 2004 for each business segment, and for the Company as a whole, are not necessarily indicative of results to be expected for the full year.

     Media Networks revenues are influenced by advertiser demand and the seasonal nature of programming, and generally peak in the spring and fall.

     Studio Entertainment revenues fluctuate based upon the timing of theatrical motion picture, home video (DVD and VHS) and television releases. Release dates for theatrical, home video and television products are determined by several factors, including timing of vacation and holiday periods and competition in the market.

     Parks and Resorts revenues fluctuate with changes in theme park attendance and resort occupancy resulting from the seasonal nature of vacation travel. Peak attendance and resort occupancy generally occur during the summer months, when school vacations occur and during early-winter and spring holiday periods.

     Consumer Products revenues are influenced by seasonal consumer purchasing behavior and the timing of animated theatrical releases.

SUMMARY CONSOLIDATED RESULTS

	Three Months Ended			Six Months Ended
	March 31,			March 31,
	2004	2003(1)	Change	2004	2003(1)	Change
Revenues	$7,189	$6,500	11%	$15,738	$13,670	15%
Costs and expenses	(6,156)	(5,786)	(6)%	(13,540)	(12,581)	(8)%
Net interest expense	(147)	(178)	17%	(295)	(474)	38%
Equity in the income of investees	77	51	51%	174	141	23%

Income before income taxes, minority interests and the cumulative effect of accounting change	963	587	64%	2,077	756	175%
Income taxes	(357)	(219)	(63)%	(767)	(296)	(159)%
Minority interests	(69)	(54)	(28)%	(85)	(39)	(118)%

Income before the cumulative effect of accounting change	537	314	71%	1,225	421	191%
Cumulative effect of accounting change	—	—	n/m	—	(71)	n/m

Net income	$537	$314	71%	$1,225	$350	250%

Diluted earnings per share before the cumulative effect of accounting change	$0.26	$0.15	73%	$0.59	$0.21	181%

Diluted earnings per share	$0.26	$0.15	73%	$0.59	$0.17	247%

     (1) Amounts reflect the adoption of EITF 00-21 effective October 1, 2003

THE WALT DISNEY COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)

Three Month Results

     Net income for the quarter was $537 million, which was $223 million higher than the prior-year quarter. Diluted earnings per share were $0.26, which was $0.11 higher than the prior-year quarter. The increase in net income for the current quarter was primarily due to increased segment operating income at Media Networks, Parks and Resorts and Consumer Products, decreased net interest expense and increased equity in the income of cable investees, partially offset by decreased segment operating income at Studio Entertainment. Changes in segment operating income are discussed in detail in the separate sections below.

Six Month Results

     Income before the cumulative effect of an accounting change for the six months was $1.2 billion, which was $804 million higher than the prior-year six months. Diluted earnings per share before the cumulative effect of accounting change was $0.59, which was $0.38 higher than the prior-year period. Results for the prior-year six months included a $114 million write-off of an aircraft leveraged lease investment with United Airlines ($0.04 per share). Additionally, we made an accounting change effective as of the beginning of fiscal 2003 to adopt a new accounting rule for multiple element revenue accounting (EITF 00-21, see Note 2 to the Consolidated Financial Statements in the 2003 Annual Report), which impacted the timing of revenue recognition related to NFL football programming at ESPN. This change resulted in a $71 million cumulative effect charge. Diluted earnings per share including the cumulative effect of this accounting change were $0.17 for the prior-year period.

     Excluding the aforementioned items, the increase in net income for the current six-month period was primarily due to increased segment operating income from all of the operating segments, decreased net interest expense and increased equity in the income of cable investees. Changes in segment operating income are discussed in detail in the separate sections below.

BUSINESS SEGMENT RESULTS

	Three Months Ended March 31,			Six Months Ended March 31,
(unaudited, in millions)	2004	2003(1)	% Change	2004	2003(1)	% Change

Revenues:
Media Networks	$2,846	$2,653	7%	$5,960	$5,597	6%
Parks and Resorts	1,669	1,485	12%	3,300	3,033	9%
Studio Entertainment	2,162	1,862	16%	5,126	3,753	37%
Consumer Products	512	500	2%	1,352	1,287	5%

	$7,189	$6,500	11%	$15,738	$13,670	15%

Segment operating income:
Media Networks	$704	$400	76%	$1,048	$329	219%
Parks and Resorts	188	155	21%	420	380	11%
Studio Entertainment	153	206	(26)%	611	344	78%
Consumer Products	75	53	42%	312	243	28%

	$1,120	$814	38%	$2,391	$1,296	84%

     (1) Amounts reflect the adoption of EITF 00-21 effective October 1, 2003

THE WALT DISNEY COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)

     The Company evaluates the performance of its operating segments based on segment operating income. The following table reconciles segment operating income to income before income taxes, minority interests and the cumulative effect of accounting change.

	Three Months Ended March 31,			Six Months Ended March 31,
(unaudited, in millions)	2004	2003(1)	% Change	2004	2003(1)	% Change
Segment operating income	$1,120	$814	38%	$2,391	$1,296	84%
Corporate and unallocated shared expenses	(82)	(93)	12%	(185)	(195)	5%
Amortization of intangible assets	(2)	(7)	71%	(5)	(12)	58%
Restructuring and impairment charges	(3)	—	n/m	(3)	—	n/m
Net interest expense	(147)	(178)	17%	(295)	(474)	38%
Equity in the income of investees	77	51	51%	174	141	23%

Income before income taxes, minority interests and the cumulative effect of accounting change	$963	$587	64%	$2,077	$756	175%

(1) Amounts reflect the adoption of EITF 00-21 effective October 1, 2003

     Depreciation expense is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(unaudited, in millions)	2004	2003	2004	2003
Media Networks	$42	$43	$84	$85
Parks and Resorts	181	170	358	340
Studio Entertainment	6	10	10	19
Consumer Products	13	18	26	33

Segment depreciation expense	242	241	478	477
Corporate	37	28	74	53

Total depreciation expense	$279	$269	$552	$530

     Segment depreciation expense is included in segment operating income and corporate depreciation expense is included in corporate and unallocated shared expenses.

THE WALT DISNEY COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)

Business Segment Results – Three Month Results

Media Networks

     The following table provides supplemental revenue and segment operating income detail for the Media Networks segment:

	Three Months Ended March 31,			Six Months Ended March 31,
(unaudited, in millions)	2004	2003(1)	% Change	2004	2003(1)	% Change
Revenues:
Broadcasting	$1,338	$1,407	(5)%	$2,892	$2,971	(3)%
Cable Networks	1,508	1,246	21%	3,068	2,626	17%

	$2,846	$2,653	7%	$5,960	$5,597	6%

Segment operating income (loss):
Broadcasting	$28	$(105)	n/m	$176	$(67)	n/m
Cable Networks	676	505	34%	872	396	120%

	$704	$400	76%	$1,048	$329	219%

(1) Amounts reflect the adoption of EITF 00-21 effective October 1, 2003

Revenues

     Media Networks revenues increased 7%, or $193 million, to $2.8 billion driven by an increase of 21%, or $262 million at the Cable Networks, partially offset by a decrease of 5% or $69 million at Broadcasting.

     Decreased Broadcasting revenues were driven primarily by a decrease of $80 million at the ABC Television Network, partially offset by increases at the internet group, the radio networks and stations and the Company’s owned and operated television stations totaling $16 million. The decrease in the ABC Television Network revenues was primarily due to the absence of advertising revenue related to the Super Bowl, which aired in the prior-year quarter, and the impact of lower ratings, partially offset by higher advertising rates received in the upfront sales market. The increases at the radio networks and stations and at the owned television stations were primarily driven by higher advertising revenues, reflecting higher rates due to an improved advertising marketplace.

     Increased Cable Networks revenues were driven by increases of $195 million in revenues from cable and satellite operators and $76 million in advertising revenues. Revenues from cable and satellite operators are largely derived from fees charged on a per subscriber basis, and the increase in the current quarter primarily reflected contractual rate adjustments at ESPN. The increase in affiliate revenue also reflected the favorable impact of the bankruptcy settlement with a cable operator in Latin America as discussed below.

     The Company reached a settlement agreement during the quarter with DirecTV Latin America, the Company’s major distributor in that region, which had declared bankruptcy in fiscal 2003. As a result of the settlement, the Company received a payment which included $21 million related to receivables that had been reserved in the second quarter of the prior year and $18 million for prior revenues that had not been billed as we ceased recognizing revenue in the second quarter of the prior year. As a result, cable operating income growth benefited by $60 million.

THE WALT DISNEY COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)

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

Costs and Expenses

     Costs and expenses, which consist primarily of programming rights costs, production costs, distribution and selling expenses and labor costs, decreased 5%, or $111 million, to $2.1 billion. The decrease was primarily due to lower broadcast programming costs and lower bad debt expense at the Cable Networks, partially offset by increased programming costs at the Cable Networks. Lower broadcast programming costs were due primarily to the absence of programming costs for the Super Bowl, which aired in the prior-year quarter. Additionally, the prior-year quarter included higher news production costs due to coverage of the military conflict in Iraq. The decrease in bad debt expense at Cable Networks reflected the favorable impact of the bankruptcy settlement with a cable operator in Latin America as discussed above. Higher programming costs at the Cable Networks were primarily due to increases in original and acquired programs.

Segment Operating Income

     Segment operating income increased 76%, or $304 million, to $704 million for the quarter due to increases of $171 million at the Cable Networks and $133 million at Broadcasting. Growth at the Cable Networks reflected higher affiliate revenue at ESPN, and the favorable impact of the DirecTV Latin America bankruptcy settlement, partially offset by higher costs. Increased segment operating income at Broadcasting primarily reflected lower programming and production costs due principally to the absence of the Super Bowl and Iraq War coverage.

Sports Programming Costs

     The initial five-year period of the Company’s contract to televise NFL games was non-cancelable and ended with the telecast of the 2003 Pro Bowl. In February 2003, the NFL did not exercise its renegotiation option and as a result, the Company’s NFL contract was extended for an additional three years ending with the telecast of the 2006 Pro Bowl. The aggregate fee for the three-year period is $3.7 billion. ESPN recognized its portion of the costs of the initial five-year term of the contract at levels that increased each year commensurate with expected increases in NFL revenues. As a result, ESPN experienced its highest level of NFL programming costs during fiscal 2003. The implementation of the contract extension resulted in a $132 million reduction in NFL programming costs at ESPN for the six months ended March 31, 2004. The majority of this decrease was in the first quarter. For the full year, we expect NFL costs to be approximately $170 million lower than in fiscal 2003 at ESPN, and such costs are expected to be relatively level over the remaining two years of the contract extension.

     Cost recognition for NFL programming at the ABC Television Network in fiscal 2004 is expected to decrease by approximately $300 million compared to fiscal 2003. The decrease at the ABC Television Network is primarily due to the absence in fiscal 2004 of the Super Bowl, which was aired by the ABC Television Network in fiscal 2003 as well as fewer games in fiscal 2004. The absence of the Super Bowl and the lower number of games at the ABC Television Network will also result in lower revenue from NFL broadcasts in fiscal 2004.

     Due to the payment terms in the NFL contract, cash payments under the contract in fiscal 2004 will total $1.2 billion as compared to $1.3 billion in fiscal 2003.

THE WALT DISNEY COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)

     The Company has various contractual commitments for the purchase of television rights for sports and other programming, including the NFL, NBA, MLB, NHL and various college football conference and bowl games. The costs of these contracts have increased significantly in recent years. We enter into these contractual commitments with the expectation that, over the life of the contracts, revenue from advertising during the programming and fees from cable and satellite operators will exceed the costs of the programming. While contract costs may initially exceed incremental revenues and negatively impact operating income, it is our expectation that the combined value to our sports networks from all of these contracts will result in long-term benefits. The actual impact of these contracts on the Company’s results over the term of the contracts is dependent upon a number of factors, including the strength of advertising markets, effectiveness of marketing efforts and the size of viewer audiences.

MovieBeam

     The Company launched MovieBeam, an on-demand electronic movie rental service in three domestic cities in October 2003. As of March 31, 2004, the Company’s recorded investment in MovieBeam and Dotcast, Inc., the third party licensor of the principal underlying technology, totaled $54 million. The Company has licensing arrangements under which it would pay an additional $70 million over the next three and one half years if the Company continues to pursue this business over that time frame. In April 2004, $15 million of this amount was paid. The Company anticipates launching the service in three additional domestic cities later this year. The success of the venture in the original markets and potential additional markets will determine the strategic direction of the business, its future rollout plans, and the ultimate recoverability of the investment.

Parks and Resorts

Revenues

     Revenues at Parks and Resorts increased 12%, or $184 million, to $1.7 billion, driven by increases of $161 million at the Walt Disney World Resort and $31 million at the Disneyland Resort.

     At the Walt Disney World Resort, increased revenues were primarily driven by higher theme park attendance and hotel occupancy as resident, international, and domestic guest visitation increased reflecting the continued success of “Mission: SPACE”, Mickey’s PhilharMagic and Disney’s Pop Century Resort and improvements in travel and tourism and the impact of promotional programs.

     At the Disneyland Resort, increased revenues reflected higher theme park attendance, hotel occupancy, and guest spending at the theme parks and hotel properties.

     Across our domestic theme parks, attendance increased 15% and theme park per capita guest spending increased 2% during the second quarter of fiscal 2004 compared to the second quarter of the prior year. Attendance and theme park per capita guest spending at the Walt Disney World Resort increased by 18% and 1%, respectively and at the Disneyland Resort by 8% and 4%, respectively. Operating statistics for our hotel properties are as follows:

	East Coast Resorts		West Coast Resorts		Total Domestic Resorts
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
	2004	2003	2004	2003	2004	2003
Occupancy	77%	73%	81%	72%	77%	73%
Available
Room Nights (in thousands)	2,175	1,926	204	204	2,379	2,130
Per Room Guest Spending	$209	$214	$245	$239	$212	$216

THE WALT DISNEY COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)

     The increase in available room nights for the second quarter of fiscal 2004 reflected the opening of Disney’s Pop Century Resort. Per room guest spending consists principally of the average daily hotel room rate as well as guest spending on food, beverages, and merchandise at the hotels. The decline in per room guest spending reflects the impact of certain promotional offers in the period.

Costs and expenses

     Costs and expenses, which consist principally of labor, cost of merchandise, food and beverages sold, depreciation, repairs and maintenance, entertainment, marketing and sales expense, increased 11%, or $151 million compared to the prior-year quarter. The increase in costs and expenses was primarily due to increased volume-related operating costs at both domestic resorts, employee benefit costs, and fixed asset retirements.

     Higher employee benefits costs at both Walt Disney World and Disneyland reflected increased pension and post-retirement medical costs, which grew by $34 million across the entire segment. On a full year basis we expect that these costs will increase by approximately $137 million versus the prior year.

Segment operating income

     Segment operating income increased 21%, or $33 million, to $188 million, due to growth at the Walt Disney World Resort.

Studio Entertainment

Revenues

     Revenues increased 16%, or $300 million, to $2.2 billion, primarily driven by an increase of $345 million in worldwide home entertainment (DVD/VHS).

     Higher worldwide home entertainment revenues reflected higher DVD unit sales, which included The Lion King 1½, Disney/Pixar’s Finding Nemo, Pirates of the Caribbean and Brother Bear as compared to the prior-year quarter, which included Signs, Sweet Home Alabama and 101 Dalmatians II: Patch’s London Adventure.

     In January 2004, Pixar announced that it will not renew its current feature film agreement with the Company. Under the agreement, the Company and Pixar have produced four original computer animated feature films and two more are in production. All of the Disney/Pixar films have been very successful and the most recent animated feature, Finding Nemo made a significant contribution to the current period results. The Company retains all sequel and character rights to the films developed under the current agreement.

Costs and Expenses

     Costs and expenses, which consist primarily of production cost amortization, distribution and selling expenses, product costs and participation costs, increased 21%, or $353 million. Higher costs and expenses reflected increases in worldwide home entertainment and worldwide theatrical motion picture distribution. Increased costs in worldwide home entertainment reflected higher distribution costs primarily due to increased volume of units sold and higher product cost amortization due to both increased units sold and higher amortization rates for current quarter titles, which included Brother Bear and Spy Kids 3-D: Game Over. In addition, participation expense was higher in the current quarter because of the equal share of profits (after distribution fees) Pixar receives as co-producer of Finding Nemo and because of participation arrangements for Open Range. Increased costs in worldwide theatrical motion picture distribution reflected higher film write-downs associated with films released after quarter-end, as well as higher distribution costs both for films being released in the third quarter and for current quarter titles, which included Cold Mountain, Hidalgo and Miracle.

THE WALT DISNEY COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)

     We recorded charges of approximately $11 million in the current quarter related to the closure of the feature animation facility located in Orlando, Florida, primarily for severance costs. The closure was part of the consolidation of feature animation operations in Burbank.

Segment Operating Income

     Segment operating income decreased 26%, or $53 million, to $153 million, due to declines in worldwide theatrical motion picture distribution, partially offset by higher sales in worldwide home entertainment.

Consumer Products

Revenues

     Revenues increased 2%, or $12 million, to $512 million, reflecting increases of $20 million at merchandise licensing and $17 million at publishing, partially offset by decreases of $14 million at The Disney Store and $7 million at Buena Vista Games.

     The increase at merchandise licensing primarily reflected higher revenue from toy, home furnishing, infant and stationery licensees, primarily in North America and Europe. Higher publishing revenues reflected strong performance of Finding Nemo products and W.i.t.c.h. magazine sales in Europe. Decreased revenues at The Disney Store were due to lower comparable store sales and fewer stores due to closures of underperforming stores. Lower revenues at Buena Vista Games were due to a contract termination payment received in the prior-year quarter.

Costs and Expenses

     Costs and expenses, which consist primarily of labor, product costs, (including product development costs) distribution, selling expenses and occupancy expenses, decreased 2%, or $10 million. The decrease was primarily driven by lower costs at The Disney Store due to cost reduction measures and fewer stores due to the closure of underperforming stores. The decrease was partially offset by volume increases at publishing and higher operating expenses at merchandise licensing.

Segment Operating Income

     Segment operating income increased 42%, or $22 million, to $75 million, primarily driven by increases at The Disney Store due to cost reductions and strong performance at publishing, partially offset by lower revenues at Buena Vista Games.

The Disney Store

     The Company operates 434 Disney Stores in North America and Europe. During fiscal 2003, the Company announced that it was evaluating strategic options for The Disney Store, including the possible sale of stores in North America and Europe under a licensing arrangement. In connection with this evaluation, the Company also announced that it expects to close a certain number of under performing stores in North America.

     The Company recorded restructuring and impairment charges totaling $3 million in the current quarter and $16 million in the second half of fiscal 2003. These charges were principally for fixed asset write-downs related to the stores we expect to close (and certain related facilities) and the cost of certain administrative headcount reductions. Fixed assets associated with the stores identified for closure have been written down to their fair value, determined on the basis of estimated future discounted cash flows through the expected date of the closures. These charges were reported in “restructuring and impairment charges” in the Condensed Consolidated Statements of Income.

THE WALT DISNEY COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)

     The Company continues to evaluate its options with respect to the stores in North America and Europe. These options include operating a smaller chain of the best performing stores, the sale of certain stores, or closing the entire chain. The Company’s investment in the fixed assets of the entire chain totaled $89 million at March 31, 2004. Certain of the options that are being considered, including a possible sale, would result in an impairment of some or all of this amount. Additionally, a sale transaction could involve working capital adjustments that could impact the gain or loss on sale.

     In addition, total future base rent commitments for The Disney Store in North America and Europe totaled approximately $409 million as of March 31, 2004, including $25 million related to the stores identified for closure. Should the Company complete a sale, it is expected that a buyer would assume the lease obligations associated with stores that the buyer intends to operate. The Company or the buyer will undertake negotiations with lessors to seek favorable lease termination terms for stores that will be closed, but the Company will likely incur charges related to all or a portion of the lease terminations in the latter part of fiscal 2004 or the early part of fiscal 2005. It is not possible at this time to determine what amount will ultimately be paid to terminate these leases. In the event that the Company decides to close the entire chain, it will likely incur charges in connection with terminating all of the chain’s leases, as well as disposing of the remaining fixed assets.

     The following table provides supplemental revenues and operating income detail for The Disney Store in North America and Europe, which includes the results of stores we currently expect to close:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(unaudited, in millions)	2004	2003	2004	2003
Revenues	$171	$184	$547	$556
Operating income	(26)	(49)	29	(13)

Business Segment Results – Six Month Results

Media Networks

Revenues

     Media Networks revenues increased 6%, or $363 million, to $6.0 billion driven by an increase of 17%, or $442 million at the Cable Networks, partially offset by a decrease of 3% or $79 million at Broadcasting.

     Decreased Broadcasting revenues were driven primarily by a decrease of $81 million at the television production and distribution businesses and $38 million at the ABC Television Network, partially offset by increases at the internet group, the radio networks and stations and the Company’s owned and operated television stations totaling $40 million. The decrease in television production and distribution revenues was primarily due to lower syndication revenue and license fees. The decrease in the ABC Television Network revenues was primarily due to the absence of advertising revenue from the Super Bowl, which aired in the prior-year, fewer NFL broadcasts in the current year and the impact of lower ratings, partially offset by higher advertising rates received in the upfront sales market. The increases at the radio networks and stations and owned television stations were primarily driven by higher advertising revenues reflecting higher rates due to an improved advertising marketplace, partially offset at the owned television stations due to the absence of political advertising which was included in the prior-year period.

     Increased Cable Networks revenues were driven by increases of $331 million in revenues from cable and satellite operators and $123 million in advertising revenues. Revenues from cable and satellite operators are largely derived from fees charged on a per subscriber basis, and the increase in the current year primarily reflected contractual rate adjustments at ESPN.

THE WALT DISNEY COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)

Costs and Expenses

     Costs and expenses decreased 7%, or $356 million, to $4.9 billion. The decrease was primarily due to lower programming costs at both Broadcasting and the Cable Networks and lower bad debt expense at the Cable Networks, partially offset by higher pension and employee benefit costs and start up costs for the launch of the Company’s MovieBeam venture.

     Lower programming costs at Broadcasting were driven by lower NFL programming costs, including the absence of the Super Bowl, which aired in the prior year, the impact of fewer NFL broadcasts in the current year, less expensive prime time series and lower program amortization at the television production and distribution businesses. Additionally, the prior year included higher news production costs due to coverage of the military conflict in Iraq.

     Lower programming costs at the Cable Networks were primarily due to lower cost amortization for the NFL contract due to commencing the three year option period as described under “Sports Programming Costs,” above, partially offset by increases in original and acquired programs. The decrease in bad debt expense at the Cable Networks reflected the favorable impact of the bankruptcy settlement with a cable operator in Latin America as discussed above.

Segment Operating Income

     Segment operating income increased by $719 million to $1.0 billion, driven by increases of $476 million at the Cable Networks, primarily due to higher affiliate and advertising revenues. Broadcasting operating income increased by $243 million primarily due to lower programming and production costs principally due to the absence of the Super Bowl and Iraq War coverage.

Parks and Resorts

Revenues

     Revenues at Parks and Resorts increased 9%, or $267 million, to $3.3 billion. The increase was driven by increases of $239 million at the Walt Disney World Resort and $47 million at the Disneyland Resort, partially offset by a decrease of $10 million due to the sale of the Anaheim Angels baseball team during the third quarter of fiscal 2003.

     At the Walt Disney World Resort, increased revenues were primarily driven by higher theme park attendance and hotel occupancy, partially offset by lower guest spending at both the parks and the hotels. Higher theme park attendance and hotel occupancy were driven by increased resident, domestic, and international guest visitation, reflecting the continued success of “Mission: SPACE”, Mickey’s PhilharMagic and Disney’s Pop Century Resort and improvements in travel and tourism and the impact of promotional programs. Guest spending decreases reflected the impact of promotional programs offered during the six months as well as a higher mix of hotel guest visitation at the lower priced value resorts.

     At the Disneyland Resort, increased revenues reflected higher theme park attendance, hotel occupancy, and guest spending at the theme parks and hotel properties.

     Across our domestic theme parks, attendance increased 11% and theme park per capita guest spending increased 1% during the first six months of fiscal 2004 compared to the first six months of fiscal 2003. Attendance at the Walt Disney World Resort increased by 14% and per capita guest spending remained flat. At the Disneyland Resort, attendance and theme park per capita guest spending increased by 5% and 2%, respectively. Operating statistics for our hotel properties are as follows:

THE WALT DISNEY COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)

	East Coast Resorts		West Coast Resorts		Total Domestic Resorts
	Six Months Ended		Six Months Ended		Six Months Ended
	March 31,		March 31,		March 31,
	2004	2003	2004	2003	2004	2003
Occupancy	78%	77%	84%	75%	78%	77%
Available
Room Nights (in thousands)	4,120	3,676	407	408	4,527	4,084
Per Room Guest Spending	$202	$207	$242	$241	$206	$210

     The increase in available room nights for the six months ended fiscal 2004 reflected the opening of Disney’s Pop Century Resort and the completion of room refurbishment at certain other Walt Disney World Resort properties. Per room guest spending consists principally of the average daily hotel room rate as well as guest spending on food, beverages, and merchandise at the hotels. The decline in per room guest spending reflects the impact of certain promotional offers in the period.

Costs and expenses

     Costs and expenses increased 9%, or $227 million compared to the prior-year. The increase in costs and expenses was primarily due to increased volume-related operating costs at both domestic resorts, employee benefit costs, marketing expenses, as well as higher depreciation. Higher marketing cost at the Walt Disney World Resort were driven by the opening of “Mission: Space” at Epcot and Disney’s Pop Century Resort. Higher depreciation reflects investments in new resort properties and theme park attractions including Disney’s Pop Century Resort, Mission: SPACE and Mickey’s PhilharMagic and information technology systems. Higher employee benefits costs at both Walt Disney World and Disneyland reflected increased pension and post-retirement medical costs, which grew by $68 million across the entire segment.

Segment operating income

     Segment operating income increased 11%, or $40 million, to $420 million, due to growth at the Walt Disney World Resort.

Studio Entertainment

Revenues

     Revenues increased 37%, or $1.4 billion, to $5.1 billion, primarily driven by an increase of $1.3 billion in worldwide home entertainment.

     Higher worldwide home entertainment revenues reflected higher DVD unit sales, which included Finding Nemo and Pirates of the Caribbean, The Lion King and The Lion King 1½ compared to the prior-year period, which included Lilo & Stitch, Beauty & the Beast, Signs and Sweet Home Alabama.

Costs and Expenses

     Costs and expenses increased 32%, or $1.1 billion driven by increases in worldwide home entertainment and worldwide theatrical motion picture distribution. Increased costs in worldwide home entertainment reflected higher distribution costs and product cost amortization for current-period titles, primarily due to the increased volume of units sold. In addition, participation costs increased due to costs related to Finding Nemo and Pirates of the Caribbean. Cost increases in worldwide theatrical motion picture distribution reflected increased distribution costs and product cost amortization for current-period titles, which included Brother Bear, Cold Mountain, Haunted Mansion and Finding Nemo, increased distribution costs for films being released after quarter-end and higher film write-downs for films released after quarter-end.

THE WALT DISNEY COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)

Segment Operating Income

     Segment operating income increased 78%, or $267 million, to $611 million, due to higher worldwide home entertainment sales, partially offset by increased costs in worldwide theatrical motion picture distribution.

Consumer Products

Revenues

     Revenues increased 5%, or $65 million, to $1.4 billion, reflecting increases of $44 million at publishing and $43 million at merchandise licensing, partially offset by a decrease of $15 million at The Disney Store.

     Higher publishing revenues were driven by increases in Europe, reflecting strong performance of Finding Nemo products and Topolino, W.i.t.c.h. and Art Attack magazine titles. The increase at merchandise licensing primarily reflected higher revenue from toy, stationery, home furnishing and infant licensees, primarily in Europe and Japan and strong performance from direct-to-retail apparel licensees in Europe. Decreased revenues at The Disney Store were due to fewer stores due to closures of underperforming stores.

Costs and Expenses

     Costs and expenses were essentially flat at $1 billion. Lower costs at The Disney Store due to cost reduction measures and fewer stores due to the closure of underperforming stores were offset by volume increases at publishing and higher operating expenses at merchandise licensing.

Segment Operating Income

     Segment operating income increased 28%, or $69 million, to $312 million, primarily driven by increases at The Disney Store due to cost reductions along with strong performance in merchandise licensing and publishing.

CORPORATE ITEMS

Corporate and Unallocated Shared Expenses

     Corporate and unallocated shared expenses decreased 12% to $82 million for the quarter and 5% to $185 million for the six months. The decrease for the quarter and the six months reflected adjustments to litigation reserves, partially offset by administrative cost increases.

Net Interest Expense

     Net interest expense is detailed below:

	Three Months		Six Months
	Ended March 31,		Ended March 31,
(unaudited, in millions)	2004	2003	2004	2003
Interest expense	$(140)	$(172)	$(288)	$(359)
Interest and investment income (loss)	(7)	(6)	(7)	(115)

Net interest expense	$(147)	$(178)	$(295)	$(474)

     The $32 million decrease in interest expense for the quarter ended March 31, 2004 was due to lower average debt balances.

     The $71 million decrease in interest expense for the six months ended March 31, 2004 is due to lower average debt balances and interest rates. Interest and investment income (loss) in the prior-year quarter included the $114 million write-off of our leveraged lease investment with United Airlines.

THE WALT DISNEY COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)

Equity in the Income of Investees

     The increase in equity in the income of investees for the quarter ended March 31, 2004 reflected higher affiliate and advertising revenues at Lifetime Television, A&E Television, E! Entertainment and the History Channel, partially offset by a decline at Euro Disney due to higher costs.

     The increase in equity in the income of investees for the six months ended March 31, 2004 reflected higher affiliate and advertising revenue at Lifetime Television, A&E Television, E! Entertainment Television and the History Channel. These increases were partially offset by a decline at Euro Disney driven by higher costs.

Pension and Benefit Costs

     Increasing pension and postretirement medical benefit plan costs have affected results in all of our segments, with the majority of these costs being borne by the Parks and Resorts segment. Pension and postretirement medical costs will increase in fiscal 2004 to $375 million from $131 million in fiscal 2003. The increase is due primarily to a decrease in the discount rate assumption and, to a lesser extent, a reduction in the expected return on plan assets. For fiscal 2004 expense, the discount rate assumption was decreased from 7.20% to 5.85%, reflecting the decline in prevailing market interest rates. Our long-term expected rate of return on plan assets was reduced from 8.50% for fiscal 2003 to 7.50% for fiscal 2004.

     Cash contributions to the pension plans increased in fiscal 2004 to $145 million from $25 million in fiscal 2003.

STOCK OPTION ACCOUNTING

     The following table reflects pro forma net income and earnings per share had the Company elected to record stock option expense based on the fair value methodology:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(unaudited, in millions, except per share data)	2004	2003	2004	2003
Net income:
As reported	$537	$314	$1,225	$350
Less stock option expense	(102)	(112)	(193)	(223)
Tax effect	38	42	72	83

Pro forma after stock option expense	$473	$244	$1,104	$210

Diluted earnings per share:
As reported	$0.26	$0.15	$0.59	$0.17
Pro forma after stock option expense	$0.23	$0.12	$0.53	$0.10

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

     Fully diluted shares outstanding and diluted earnings per share include the effect of in-the-money stock options calculated based on the average share price for the period and assumes conversion of the convertible senior notes. The dilution from employee options increases as the Company’s share price increases, as shown below:

THE WALT DISNEY COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)

Average	Total	Incremental	Percentage of	Hypothetical
Disney	In-the-Money	Diluted Shares	Average Shares	Q2 2004
Share Price	Options	(1)	Outstanding	EPS Impact (3)
$25.18	138 million	— (2)	—	$0.000
30.00	165 million	14 million	0.64%	(0.002)
40.00	228 million	41 million	1.92%	(0.005)
50.00	236 million	60 million	2.82%	(0.007)

(1)	Represents the incremental impact on fully diluted shares outstanding assuming the average share prices indicated, using the treasury stock method. Under the treasury stock method, the proceeds that would be received from the exercise of all in-the-money options are assumed to be used to repurchase shares.

(2)	Fully diluted shares outstanding for the quarter ended March 31, 2004 total 2,110 million and include the dilutive impact of in-the-money options at the average share price for the period of $25.18 and assumes conversion of the convertible senior notes. At the average share price of $25.18, the dilutive impact of in-the-money options was 17 million shares for the quarter.

(3)	Based upon Q2 2004 earnings of $537 million, or $0.26 per share.

FINANCIAL CONDITION

     As previously discussed, the Company adopted FIN 46R and as a result, consolidated the balance sheets of Euro Disney and Hong Kong Disneyland as of March 31, 2004. The Company will consolidate the income and cash flow statements of Euro Disney and Hong Kong Disneyland as of April 1, 2004. As a result, the current six month period cash flow statement was not impacted by Euro Disney and Hong Kong Disneyland. Cash and cash equivalents increased by $1.6 billion during the six months ended March 31, 2004. The change in cash and cash equivalents is as follows:

	Six Months Ended
	March 31,
(unaudited, in millions)	2004	2003
Cash provided by operations	$2,504	$929
Cash used by investing activities	(429)	(470)
Cash (used) provided by financing activities	(784)	54

Increase in cash and cash equivalents	1,291	513
Consolidation of Euro Disney and Hong Kong
Disneyland cash and cash equivalents	274	—

	$1,565	$513

Operating Activities

     For the six months ended March 31, 2004, cash flow from operations increased by $1.6 billion to $2.5 billion, reflecting increased net income adjusted for non-cash impacts, lower film and television spending and reduced line of credit funding to Euro Disney.

Investing Activities

     During the six months ended March 31, 2004, the Company invested $468 million in parks, resorts and other properties. Investments in parks, resorts and other properties by segment are as follows:

\

THE WALT DISNEY COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)

	Six Months Ended
	March 31,
(unaudited, in millions)	2004	2003
Media Networks	$75	$60
Parks and Resorts	301	255
Studio Entertainment	16	24
Consumer Products	6	15
Corporate and unallocated shared expenditures	70	94

	$468	$448

     Media Networks’ capital expenditures consist principally of investments in facilities and equipment. Parks and Resorts’ capital expenditures are primarily for new rides and attractions, capital improvements and equipment. Corporate’s capital expenditures are primarily for information technology hardware and software.

Financing Activities

     During the six months ended March 31, 2004, the Company’s borrowing activity was as follows:

(unaudited, in millions)	Additions	Payments	Total
Commercial paper borrowings (net change)	$622	$—	$622
US medium term notes and other USD denominated debt	—	(817)	(817)
European medium term notes	—	(300)	(300)

Total	$622	$(1,117)	$(495)

     As discussed in Note 3 to the Condensed Consolidated Financial Statements, the Company adopted FIN 46R and consolidated the balance sheets of Euro Disney and Hong Kong Disneyland as of March 31, 2004. The consolidation of Euro Disney and Hong Kong Disneyland resulted in a $2.6 billion increase in our borrowings balance. Of this amount, all of Euro Disney’s borrowings totaling $2.3 billion are classified as current. See Note 6 to the Condensed Consolidated Financial Statements for further detail on Euro Disney and Hong Kong Disneyland’s borrowings.

     During the six months ended March 31, 2004, the Company increased its commercial paper borrowings by approximately $622 million and repaid approximately $194 million of U.S. medium-term notes, $579 million of Global Bonds, $44 million of privately placed debt and $300 million of European medium-term notes. As of March 31, 2004, total commercial paper borrowings were approximately $622 million. The Company’s commercial paper program is supported by the following bank facilities.

	Committed	Capacity	Unused
	Capacity	Used	Capacity
Bank facilities expiring 2005(1)	$2,250	$—	$2,250
Bank facilities expiring 2009(1)(2)	2,250	195	2,055

Total	$4,500	$195	$4,305

(1)	These bank facilities allow for borrowings at LIBOR-based rates plus a spread, which depends on the Company’s public debt rating and can range from 0.175% to 0.575%. As of March 31, 2004, the Company had not borrowed under these bank facilities. Our bank facilities were renewed on February 25, 2004 on substantially the same terms as our previous facilities.

THE WALT DISNEY COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)

(2)	The Company also has the ability to issue up to $500 million of letters of credit under this facility, which if utilized, reduces available borrowing. As of March 31, 2004, $195 million of letters of credit had been issued under this facility.

     The Company expects to use commercial paper borrowings up to the amount of its above unused bank facilities, and in conjunction with term debt issuance and operating cash flow, to retire or refinance other borrowings before or as they come due.

     The Company has filed a U.S. shelf registration statement which allows the Company to borrow up to $7.5 billion of which $1.8 billion was available at March 31, 2004. The Company also has a Euro medium-term note program, which permits issuance of up to approximately $4 billion of debt instruments, of which $2.8 billion is available at March 31, 2004.

     The Company declared a $430 million dividend ($0.21 per share) on December 2, 2003 related to fiscal 2003, which was paid on January 6, 2004 to shareholders of record on December 12, 2003. The Company paid a $429 million dividend ($0.21 per share) during the second quarter of fiscal 2003 related to fiscal 2002.

     We believe that the Company’s financial condition is strong and that its cash balances, other liquid assets, operating cash flows, access to debt and equity capital markets and borrowing capacity, taken together, provide adequate resources to fund ongoing operating requirements and future capital expenditures related to the expansion of existing businesses and development of new projects. However, the Company’s operating cash flow and access to the capital markets can be impacted by macroeconomic factors outside of its control. In addition to macroeconomic factors, the Company’s borrowing costs can be impacted by short and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on the Company’s performance as measured by certain credit measures such as interest coverage and leverage ratios. On February 11, 2004, following the announcement of an unsolicited merger proposal by Comcast Corp. (Comcast), Moody’s Investor Services placed the Company’s Baa1 long-term and P-2 short-term ratings on review for possible downgrade. On April 28, 2004, upon Comcast’s withdrawal of its merger proposal, Moody’s affirmed the Company’s Baa1 and P-2 ratings and returned the outlook to stable. On February 11, 2004, also following Comcast’s announcement, Standard & Poor’s placed the Company’s BBB+ long-term and A-2 short-term ratings on CreditWatch with negative implications. Also, upon Comcast’s withdrawal, Standard & Poor’s removed the Company’s ratings from CreditWatch and affirmed its BBB+ and A-2 ratings with negative outlook. The Company’s bank facilities contain only one financial covenant, relating to interest coverage, which the Company met on March 31, 2004, by a significant margin.

COMMITMENTS AND CONTINGENCIES

Broadcast Programming Commitments

     At March 31, 2004, contractual commitments to purchase broadcast programming rights totaled $10.0 billion, including $0.9 billion for available programming and $7.2 billion for sports programming rights, primarily NFL, NBA, college football, MLB and NHL.

THE WALT DISNEY COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)

     Contractual commitments relating to broadcast programming rights are payable as follows (in billions):

2004	$1.9
2005	3.2
2006	2.2
2007	1.2
2008	1.0
Thereafter	0.5

$10.0

     We expect that the ABC Television Network, ESPN, ABC Family, The Disney Channels and the Company’s television and radio stations will continue to enter into programming commitments to purchase broadcast rights for sports and other programming and various feature films.

     Other contractual obligations are set forth in our 2003 Annual Report. Changes in the other obligations since September 30, 2003 have not been material.

Legal and Tax Matters

     As disclosed in the Notes 13 and 14 to the Condensed Consolidated Financial Statements the Company has exposure for certain legal and tax matters.

Aircraft leveraged lease investment

     As disclosed in Note 4 to the Condensed Consolidated Financial Statements, the Company’s $174 million aircraft leveraged lease investments are exposed to the credit risk of the carriers. If the airlines with which we have investments are unable to make the lease payments or terminate the leases through a bankruptcy proceeding, these investments could become partially or fully impaired.

Contractual guarantees

     See Note 13 to the Condensed Consolidated Financial Statements for information regarding the Company’s contractual guarantees.

OTHER MATTERS

Accounting Policies and Estimates

     We believe that the application of the following accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management. For a summary of our significant accounting policies, including the accounting policies discussed below, see Note 2 of the Consolidated Financial Statements in the 2003 Annual Report.

Film and Television Revenues and Costs

     We expense the cost of film and television production and participations as well as certain multi-year sports rights over the applicable product life cycle based upon the ratio of the current period’s gross revenues to the estimated remaining total gross revenues or on a straight-line basis, as appropriate. These estimates are calculated on an individual production basis for film and television and on an individual contract basis for sports rights. Estimates of total gross revenues can change due to a variety of factors, including the level of market acceptance of the production and advertising rates.

THE WALT DISNEY COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)

     For film productions, estimated remaining gross revenue from all sources includes revenue that will be earned within ten years of the date of the initial theatrical release. For television series, we include revenues that will be earned within 10 years of the delivery of the first episode, or if still in production, five years from the date of delivery of the most recent episode. For acquired film libraries, remaining revenues include amounts to be earned for up to 20 years from the date of acquisition.

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

     Costs of film and television productions and programming costs for our television and cable networks are subject to valuation adjustments pursuant to applicable accounting rules. The net realizable value of the television broadcast program licenses and rights are reviewed using a daypart methodology. The Company’s dayparts are: early morning, daytime, late night, prime time, news, children and sports (includes network and cable). A daypart is defined as an aggregation of programs broadcast during a particular time of day or programs of a similar type. The net realizable values of other cable programming are reviewed on an aggregated basis for each cable channel. Estimated values are based upon assumptions about future demand and market conditions. If actual demand or market conditions are less favorable than our projections, film, television and programming cost write-downs may be required.

Revenue Recognition

     The Company has revenue recognition policies for its various operating segments, which are appropriate to the circumstances of each business. See Note 2 to the Consolidated Financial Statements in the 2003 Annual Report for a summary of these revenue recognition policies.

     We record reductions to revenues for estimated future returns of merchandise, primarily home video, DVD and software products, and for customer programs and sales incentives. These estimates are based upon historical return experience, current economic trends and projections of customer demand for and acceptance of our products. The amount and timing of our revenue may differ if actual performance varies from our estimates.

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

THE WALT DISNEY COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)

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

     To determine the fair value of our reporting units, we used a present value technique (discounted cash flow) to determine fair value for all of the reporting units except for Television Broadcasting. The Television Broadcasting reporting unit groups together the ABC Television Network and our owned and operated television stations because their respective cash flows are dependent on one another. We used a present value technique to value the owned and operated television stations and a revenue multiple to value the television network. We did not use a present value technique or a market multiple approach to value the television network as a present value technique would not capture the full fair value of the television network and there have been no recent comparable sale transactions for a television network. We applied what we believe to be the most appropriate valuation methodology for each of the reporting units. If we had established different reporting units or utilized different valuation methodologies, the impairment test results could differ.

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

Contingencies and Litigation

     We are currently involved in certain legal proceedings and, as required, have accrued estimates of the probable costs for the resolution of these claims. These estimates have been developed in consultation with outside counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings.

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

THE WALT DISNEY COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)

Accounting Changes

     See Note 3 to the Condensed Consolidation Financial Statements for the impact that certain accounting changes have or will have on the Company’s results.

MARKET RISK

Interest Rate Risk Management

     The Company is exposed to the impact of interest rate changes. Our objective is to manage the impact of interest rate changes on earnings and cash flows and on the market value of the Company’s investments and borrowings. We maintain fixed-rate debt as a percentage of our net debt between minimum and maximum percentages, which are set by policy.

     We use interest rate swaps and other derivative instruments to manage net exposure to interest rate changes related to our borrowings and investments and to lower the Company’s overall borrowing costs. We do not enter into interest rate swaps for speculative purposes. Significant interest rate risk management instruments held by the Company during the quarter included receive-fixed and pay-fixed swaps and interest rate caps. Receive-fixed swaps, which expire in one to 18 years, effectively convert medium- and long-term fixed rate obligations to LIBOR-indexed variable rate instruments. Pay-fixed swaps, which expire in one to two years, effectively convert floating-rate obligations to fixed-rate instruments. Interest rate caps, which expire in two years, establish a ceiling on the rate paid on borrowings.

Foreign Exchange Risk Management

     The Company transacts business in virtually every part of the world and is subject to risks associated with changing foreign exchange rates. Our objective is to reduce earnings and cash flow volatility associated with foreign exchange rate changes to allow management to focus its attention on our core business issues and challenges. Accordingly, the Company enters into various contracts that change in value as foreign exchange rates change to protect the value of its existing foreign currency denominated assets and liabilities, commitments and anticipated revenues. By policy, we maintain hedge coverage between minimum and maximum percentages of anticipated foreign exchange exposures for periods of up to five years. In certain circumstances, management may provide approval for hedging beyond the five-year policy period for strategic purposes. Currently, the Company has strategic hedges with a notional amount totaling $420 million that exceed the five year maturity period, but extend no longer than ten years. The notional amount for all hedges, adjusted for currency sensitivity on option contracts, totaled $4.7 billion at March 31, 2004 (of which $145 million relates to Hong Kong Disneyland and $74 million relates to Euro Disney). The gains and losses on these contracts offset changes in the value of the related exposures. The Company does not enter into foreign currency transactions for speculative purposes.

     We use forward and option strategies that provide for the sale of foreign currencies to hedge probable, but not firmly committed, revenues. We also use forward contracts to hedge foreign currency assets and liabilities. These forward and option contracts mature in 2004 to 2013. While these hedging instruments are subject to fluctuations in value, such fluctuations should offset changes in the value of the underlying exposures being hedged. The principal currencies hedged are the European euro, Japanese yen, British pound and Canadian dollar. Cross-currency swaps are used to hedge foreign currency-denominated borrowings.

THE WALT DISNEY COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)

Other Derivatives

     The Company holds warrants in both public and private companies. These warrants, although not designated as hedging instruments, are deemed derivatives if they contain a net-share settlement clause or satisfy other relevant criteria. During the quarter, the Company recorded the change in fair value of certain of these instruments to current earnings.

Value at Risk

     Value-at-Risk (VAR) on a combined basis decreased from $51 million at September 30, 2003 to $39 million at March 31, 2004. The majority of the decrease is due to increased correlation benefits and lower market value of interest rate instruments.

     The Company utilizes a VAR model to estimate the maximum potential one-day loss in the fair value of its interest rate, foreign exchange and qualifying equity sensitive financial instruments. The VAR model estimates were made assuming normal market conditions and a 95% confidence level. Various modeling techniques can be used in a VAR computation. The Company’s computations are based on the interrelationships between movements in various interest rates, currencies and equity prices (a “variance/co-variance” technique). These interrelationships were determined by observing interest rate, foreign currency and equity market changes over the preceding quarter for the calculation of VAR amounts at March 31, 2004. The model includes all of the Company’s debt as well as all interest rate and foreign exchange derivative contracts and qualifying equity investments. The values of foreign exchange options do not change on a one-to-one basis with the underlying currencies, as exchange rates vary. Therefore, the hedge coverage assumed to be obtained from each option has been adjusted to reflect its respective sensitivity to changes in currency values. Forecasted transactions, firm commitments and receivables and accounts payable denominated in foreign currencies, which certain of these instruments are intended to hedge, were excluded from the model.

     The VAR model is a risk analysis tool and does not purport to represent actual losses in fair value that will be incurred by the Company, nor does it consider the potential effect of favorable changes in market factors.

     The estimated maximum potential one-day loss in fair value, calculated using the VAR model, is as follows (unaudited, in millions):

	Interest Rate	Currency Sensitive	Equity Sensitive
	Sensitive Financial	Financial	Financial	Combined
	Instruments	Instruments	Instruments	Portfolio
VAR as of March 31, 2004	$40	$27	$1	$39
VAR as of September 30, 2003	$57	$18	$1	$51

     The VAR for Euro Disney and Hong Kong Disneyland was immaterial as of March 31, 2004. In calculating the VAR it was determined that credit risk is the primary driver for changes in the value of Euro Disney’s debt rather than interest rate risk. Accordingly, we have excluded Euro Disney’s borrowings from the VAR calculation.

THE WALT DISNEY COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)

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

     Based on their evaluation as of March 31, 2004, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

     (b) Changes in Internal Controls. In fiscal 2002, the Company initiated a company-wide implementation of new integrated finance and human resources applications software, related information technology systems, and enterprise wide shared services (the new systems). As of September 30, 2003, a substantial number of the Company’s business units were using the new systems. As of March 31, 2004, the majority of the Company’s businesses are using the new systems. The implementation has involved changes in systems that included internal controls, and accordingly, these changes have required changes to our system of internal controls. We have reviewed each system as it is being implemented and the controls affected by the implementation of the new systems and made appropriate changes to affected internal controls as we implemented the new systems. We believe that the controls as modified are appropriate and functioning effectively.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     Since our most recent periodic report, developments identified below occurred in the following legal proceedings. For information on certain other proceedings, see Note 13 to the Condensed Consolidated Financial Statements included in this report.

     In re The Walt Disney Company Derivative Litigation. William and Geraldine Brehm and thirteen other individuals filed an amended and consolidated complaint on May 28, 1997 in the Delaware Court of Chancery seeking, among other things, a declaratory judgment against each of the Company’s directors as of December 1996 that the Company’s 1995 employment agreement with its former president Michael S. Ovitz, was void, or alternatively that Mr. Ovitz’s termination should be deemed a termination “for cause” and any severance payments to him forfeited. On October 8, 1998, the Delaware Court of Chancery dismissed all counts of the amended complaint. Plaintiffs appealed, and on February 9, 2000, the Supreme Court of Delaware affirmed the dismissal but ruled also that plaintiffs should be permitted to file an amended complaint in accordance with the Court’s opinion. The plaintiffs filed their amended complaint on January 3, 2002. On February 6, 2003, the Company’s directors’ motion to dismiss the amended complaint was converted by the Court to a motion for summary judgment and the plaintiffs were permitted to take discovery. The Company and its directors answered the amended complaint on April 1, 2003. On May 28, 2003, the Court (treating as a motion to dismiss the motion for summary judgment into which it had converted the original motion on February 6, 2003) denied the directors’ motion to dismiss the amended complaint. The parties are conducting discovery, and a trial date of October 18, 2004 has been set.

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

     Stephen Slesinger, Inc. v. The Walt Disney Company. In this lawsuit, filed on February 27, 1991 in the Los Angeles County Superior Court, the plaintiff claims that a Company subsidiary defrauded it and breached a 1983 licensing agreement with respect to certain Winnie the Pooh properties, by failing to account for and pay royalties on revenues earned from the sale of Winnie the Pooh movies on videocassette and from the exploitation of Winnie the Pooh merchandising rights. The plaintiff seeks damages for the licensee’s alleged breaches as well as confirmation of the plaintiff’s interpretation of the licensing agreement with respect to future activities. The plaintiff also seeks the right to terminate the agreement on the basis of the alleged breaches. If each of the plaintiff’s claims were to be confirmed in a final judgement, damages as argued by the plaintiff could total as much as several hundred million dollars and adversely impact the value to the Company of any future exploitation of the licensed rights. The Company disputes that the plaintiff is entitled to any damages or other relief of any kind, including termination of the licensing agreement. On April 24, 2003, the matter was removed to the United States District Court for the Central District of California, which, on May 19, 2003, dismissed certain claims and remanded the matter to the Los Angeles Superior Court. The Company appealed from the District Court’s order to the Court of Appeals for the Ninth Circuit. On March 29, 2004, the Superior Court granted the Company’s motion for terminating sanctions against the plaintiff for a host of discovery abuses, including the withholding, alteration, and theft of documents and other information, and, on April 5, 2004, dismissed plaintiff’s case with prejudice. On April 13, 2004, the plaintiff gave notice of its intention to move to set aside the dismissal and to seek a new trial, and on May 6, 2004, the plaintiff moved to disqualify the judge who issued the March 29, 2004 decision.

     Management believe that it is not currently possible to estimate the impact, if any, that the ultimate resolution of these matters will have on the Company’s results of operations, financial position or cash flows.

PART II. OTHER INFORMATION (continued)

     Item 1. Legal Proceedings – (continued)

     The Company, together with, in some instances, certain of its directors and officers, is a defendant or co-defendant in various other legal actions involving copyright, breach of contract and various other claims incident to the conduct of its businesses. Management does not expect the Company to suffer any material liability by reason of such actions.

PART II. OTHER INFORMATION (continued)

ITEM 2. Changes on Securities and Use of Proceeds

     The following table provides information about purchases by The Walt Disney Company during the quarter ended March 31, 2004 of equity securities that are registered by The Walt Disney Company pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES

(c)
			Total	(d)
			Number of	Maximum
			Shares	Number of
			Purchased as	Shares that
	(a)		Part of	May Yet Be
	Total	(b)	Publicly	Purchased
	Number of	Average	Announced	Under the
	Shares	Price Paid	Plans or	Plans or
Period	Purchased (1)	per Share	Programs	Programs(2)
01/01/04 - 01/31/04	512,068	$24.36	—	330 million
02/01/04 - 02/29/04	146,781	$25.77	—	330 million
03/01/04 - 03/31/04	158,066	$25.78	—	330 million

Total	816,915	$24.89	—	330 million

(1)	816,915 shares were purchased on the open market to provide shares to participants in the Walt Disney Investment Plan (WDIP) and Employee Stock Purchase Plan (ESPP).

(2)	Under a share repurchase program most recently reaffirmed by the Company’s Board of Directors on April 21, 1998, and implemented effective June 10, 1998, the Company was authorized to repurchase up to 400 million shares of its common stock. The repurchase program does not have an expiration date.

PART II. OTHER INFORMATION (continued)

ITEM 4. Submission of Matters to a Vote of Security Holders

     The following matters were submitted to a vote of security holders during the Company’s annual meeting of shareholders held on March 3, 2004:

	Votes	Authority
	Cast For	Withheld
1. Election of Directors:
John E. Bryson	1,377,891,395	432,797,238
John S. Chen	1,548,741,823	261,946,810
Michael D. Eisner	991,814,195	818,874,438
Judith L. Estrin	1,370,482,320	440,206,313
Robert A. Iger	1,512,761,314	297,927,319
Aylwin B. Lewis	1,571,286,300	239,402,333
Monica C. Lozano	1,504,528,074	306,160,559
Robert W. Matschullat	1,505,865,414	304,823,219
George J. Mitchell	1,346,674,386	464,014,247
Leo J. O’Donovan, S.J.	1,502,951,299	307,737,334
Gary L. Wilson	1,512,502,252	298,186,381

					Broker
		For	Against	Abstentions	Non-Votes
2.	Ratification of PricewaterhouseCoopers LLP as independent accountants	1,672,637,927	107,905,423	30,333,390	—
3.	Harrington Investments proposal relating to labor standards for China	108,195,423	1,196,183,174	206,038,614	300,271,422
4.	New York City Retirement System and Pension Fund relating to labor Standards for China	388,790,736	951,005,661	170,620,725	300,271,511
5.	Stockholder proposal relating to theme park safety reporting	140,720,175	1,199,403,361	170,299,567	300,265,530

PART II. OTHER INFORMATION (continued)

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

See Index of Exhibits.

(b)	Reports on Form 8-K

The following current report on Form 8-K was filed by the Company during the Company’s second fiscal quarter:

(1)	Current report on Form 8-K dated February 11, 2004, setting forth (a) the earnings release for the quarter ended December 31, 2003.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WALT DISNEY COMPANY

(Registrant)

By:
THOMAS O. STAGGS

(Thomas O. Staggs, Senior Executive Vice President and Chief Financial Officer)

May 13, 2004
Burbank, California

INDEX OF EXHIBITS

Document Incorporated by Reference
Number and Description of Exhibit		from a Previous Filing or Filed
(Numbers Coincide with Item 601 of Regulation S-K)		Herewith, as Indicated below
3(a)	Amended and Restated Bylaws of the Company	Filed Herewith

10(a)	Five-year credit agreement dated as of February 25, 2004	Filed Herewith

10(b)	364-day credit agreement dated as of February 25, 2004	Filed Herewith

10(c)	First Amendment to Amended and Restated Employment Agreement dated June 29, 2000 between the Company and Michael D. Eisner	Filed Herewith

31(a)	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

31(b)	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32(a)	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished

32(b)	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished

*    A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.