Form 10-Q
period 2004-06-30
WALT DISNEY CO/
filed 2004-08-10
CIK 1001039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2004	Commission File Number 1-11605

Incorporated in Delaware	I.R.S. Employer Identification No. 95-4545390

500 South Buena Vista Street, Burbank, California 91521

(818) 560-1000

Securities Registered Pursuant to Section 12(b) of the Act:

Title of class	Name of Exchange on Which Registered

Common Stock, $.01 par value	New York Stock Exchange Pacific Stock Exchange

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

     YES    X    NO

     There were 2,054,584,875 shares of common stock outstanding as of August 5, 2004.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited; in millions, except per share data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues	$7,471	$6,377	$23,209	$20,047
Costs and expenses	(6,375)	(5,431)	(19,912)	(18,012)
Gain on the sale of business	—	16	—	16
Restructuring and impairment charges	(56)	(15)	(59)	(15)
Net interest expense	(151)	(185)	(446)	(659)
Equity in the income of investees	126	102	300	243

Income before income taxes, minority interests and the cumulative effect of accounting change	1,015	864	3,092	1,620
Income taxes	(365)	(322)	(1,132)	(618)
Minority interests	(46)	(40)	(131)	(79)

Income before the cumulative effect of accounting change	604	502	1,829	923
Cumulative effect of accounting change	—	—	—	(71)

Net income	$604	$502	$1,829	$852

Earnings per share before the cumulative effect of accounting change:
Diluted	$0.29	$0.24	$0.88	$0.45

Basic	$0.29	$0.25	$0.89	$0.45

Earnings per share:
Diluted	$0.29	$0.24	$0.88	$0.42

Basic	$0.29	$0.25	$0.89	$0.42

Average number of common and common equivalent shares outstanding:
Diluted	2,111	2,084	2,106	2,057

Basic	2,053	2,043	2,049	2,043

See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	June 30,	September 30,
	2004	2003
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$3,023	$1,583
Receivables	4,529	4,238
Inventories	699	703
Television costs	491	568
Deferred income taxes	674	674
Other current assets	751	548

Total current assets	10,167	8,314
Film and television costs	6,085	6,205
Investments	1,287	1,849
Parks, resorts and other property, at cost
Attractions, buildings and equipment	24,359	19,499
Accumulated depreciation	(11,399)	(8,794)

	12,960	10,705
Projects in progress	2,152	1,076
Land	1,136	897

	16,248	12,678
Intangible assets, net	2,802	2,786
Goodwill	16,966	16,966
Other assets	1,006	1,190

	$54,561	$49,988

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and other accrued liabilities	$5,418	$5,044
Current portion of borrowings	5,216	2,457
Unearned royalties and other advances	1,524	1,168

Total current liabilities	12,158	8,669
Borrowings	9,352	10,643
Deferred income taxes	2,804	2,712
Other long-term liabilities	4,089	3,745
Minority interests	667	428
Commitments and contingencies (Note 13)
Shareholders’ equity
Preferred stock, $.01 par value
Authorized - 100 million shares, Issued - none	—	—
Common stock
Common stock - Disney, $.01 par value
Authorized - 3.6 billion shares, Issued - 2.1 billion shares	12,393	12,154
Common stock - Internet Group, $.01 par value
Authorized - 1.0 billion shares, Issued - none	—	—
Retained earnings	15,216	13,817
Accumulated other comprehensive loss	(593)	(653)

	27,016	25,318
Treasury stock, at cost, 86.7 million shares	(1,525)	(1,527)

	25,491	23,791

	$54,561	$49,988

See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Nine Months Ended
	June 30,
	2004	2003
OPERATING ACTIVITIES
Net income	$1,829	$852

Depreciation	872	812
Amortization of intangible assets	8	14
Deferred income taxes	103	397
Equity in the income of investees	(300)	(243)
Cash distributions received from equity investees	299	250
Restructuring and impairment charges	49	11
Write-off of aircraft leveraged lease	—	114
Minority interests	131	79
Change in film and television costs	355	(335)
Changes in noncurrent assets and liabilities, and other	105	(220)

	1,622	879

Changes in working capital	(48)	(156)

Cash provided by operations	3,403	1,575

INVESTING ACTIVITIES
Investments in parks, resorts and other property	(894)	(712)
Other	31	4

Cash used by investing activities	(863)	(708)

FINANCING ACTIVITIES
Borrowings	79	1,623
Reduction of borrowings	(1,301)	(1,360)
Commercial paper borrowings, net	100	(611)
Dividends	(430)	(429)
Exercise of stock options and other	178	41

Cash used by financing activities	(1,374)	(736)

Increase in cash and cash equivalents	1,166	131
Cash and cash equivalents due to the initial consolidation of Euro Disney and Hong Kong Disneyland	274	—
Cash and cash equivalents, beginning of period	1,583	1,239

Cash and cash equivalents, end of period	$3,023	$1,370

See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except per share data)

1.	Principles of Consolidation

     These Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these Condensed Consolidated Financial Statements. Operating results for the nine months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending September 30, 2004. Certain reclassifications have been made in the fiscal 2003 consolidated financial statements to conform to the fiscal 2004 presentation. Additionally, the fiscal 2003 financial statements have been adjusted to reflect EITF 00-21 Revenue Arrangements with Multiple Deliverables (EITF 00-21). The Company adopted EITF 00-21 in the fourth quarter of fiscal 2003, effective as of the beginning of fiscal 2003, and the adoption resulted in a charge for the cumulative effect of the accounting change totaling $71 million, which is reflected in the nine months ended June 30, 2003. In addition, the Company adopted new accounting guidance that required us to consolidate the balance sheets of Euro Disney and Hong Kong Disneyland beginning March 31, 2004 and their income and cash flow statements beginning April 1, 2004. See Note 3 to the Condensed Consolidated Financial Statements for further discussion of the impact of consolidating Euro Disney and Hong Kong Disneyland.

     These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2003 (the 2003 Annual Report).

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

	Three Months		Nine Months
	Ended June 30,		Ended June 30,
	2004(1)	2003(2)	2004(1)	2003(2)
Revenues:
Media Networks	$2,931	$2,709	$8,891	$8,306

Parks and Resorts	2,288	1,731	5,588	4,764

Studio Entertainment
Third parties	1,701	1,429	6,782	5,153
Intersegment	10	11	55	40

	1,711	1,440	6,837	5,193

Consumer Products
Third parties	551	508	1,948	1,824
Intersegment	(10)	(11)	(55)	(40)

	541	497	1,893	1,784

	$7,471	$6,377	$23,209	$20,047

Segment operating income:
Media Networks	$673	$586	$1,721	$915
Parks and Resorts	421	352	841	732
Studio Entertainment	28	71	639	415
Consumer Products	76	39	388	282

	$1,198	$1,048	$3,589	$2,344

(1)	Amounts reflect the adoption of new accounting guidance that required us to consolidate the income statements of Euro Disney and Hong Kong Disneyland beginning April 1, 2004. See Note 3 to the Condensed Consolidated Financial Statements for further discussion of the impact of consolidating Euro Disney and Hong Kong Disneyland.

(2)	Amounts reflect the adoption of EITF 00-21 effective October 1, 2002.

     The Company evaluates the performance of its operating segments based on segment operating income. A reconciliation of segment operating income to income before income taxes, minority interests and the cumulative effect of accounting change is as follows:

	Three Months		Nine Months
	Ended June 30,		Ended June 30,
	2004	2003(1)	2004	2003(1)
Segment operating income	$1,198	$1,048	$3,589	$2,344
Corporate and unallocated shared expenses	(99)	(100)	(284)	(295)
Amortization of intangible assets	(3)	(2)	(8)	(14)
Gain on the sale of business	—	16	—	16
Restructuring and impairment charges	(56)	(15)	(59)	(15)
Net interest expense	(151)	(185)	(446)	(659)
Equity in the income of investees	126	102	300	243

Income before income taxes, minority interests and the cumulative effect of accounting change	$1,015	$864	$3,092	$1,620

(1)	Amounts reflect the adoption of EITF 00-21 effective October 1, 2002.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except per share data)

3.	Accounting Changes

FIN 46

     In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46) and amended it by issuing FIN 46R in December 2003. Among other things, FIN 46R generally deferred the effective date of FIN 46 to March 31, 2004. Variable interest entities (VIEs) are primarily entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. All VIEs with which the Company is involved must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes.

     The Company has minority equity interests in certain entities, including Euro Disney S.C.A. (Euro Disney) and Hongkong International Theme Parks Limited (Hong Kong Disneyland). In connection with the adoption of FIN 46R, the Company concluded that Euro Disney and Hong Kong Disneyland are VIEs and that we are the primary beneficiary. Pursuant to the provisions of FIN 46R, the Company began consolidating the balance sheets of Euro Disney and Hong Kong Disneyland on March 31, 2004, the end of the Company’s second fiscal quarter. Under FIN 46R transition rules, the operating results of Euro Disney and Hong Kong Disneyland continued to be accounted for on the equity method for the six month period ended March 31, 2004. The Company consolidated the income and cash flow statements of Euro Disney and Hong Kong Disneyland beginning April 1, 2004, the beginning of the current quarter.

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

     The following table presents the condensed consolidating balance sheet for the Company as of June 30, 2004:

	Before
	Euro Disney and	Euro Disney,
	Hong Kong Disneyland	Hong Kong Disneyland
	Consolidation	and Adjustments	Total
Cash and cash equivalents	$2,808	$215	$3,023
Other current assets	6,974	170	7,144

Total current assets	9,782	385	10,167
Investments	1,938	(651)	1,287
Fixed assets	12,433	3,815	16,248
Intangible assets	2,802	—	2,802
Goodwill	16,966	—	16,966
Other assets	6,944	147	7,091

Total assets	$50,865	$3,696	$54,561

Current portion of borrowings(1)	$3,007	$2,209	$5,216
Other current liabilities	6,382	560	6,942

Total current liabilities	9,389	2,769	12,158
Borrowings	8,900	452	9,352
Deferred income taxes	2,804	—	2,804
Other long-term liabilities	3,861	228	4,089
Minority interest	420	247	667
Shareholders’ equity	25,491	—	25,491

Total liabilities and shareholders’ equity	$50,865	$3,696	$54,561

(1)	All of Euro Disney’s borrowings are classified as current as they are subject to acceleration if an agreement with its lenders and the Company is not achieved as part of the current restructuring process (See Notes 6 and 7 to the Condensed Consolidated Financial Statements).

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except per share data)

     The following table presents the condensed consolidating income statement of the Company for the quarter ended June 30, 2004.

	Before Euro	Euro Disney,
	Disney and	Hong Kong
	Hong Kong	Disneyland
	Disneyland	and
	Consolidation	Adjustments	Total
Results of Operations:
Revenues	$7,139	$332	$7,471
Cost and expenses	(6,058)	(317)	(6,375)
Restructuring and impairment charges	(56)	—	(56)
Net interest expense	(131)	(20)	(151)
Equity in the income of investees	122	4	126

Income before income taxes and minority interests	1,016	(1)	1,015
Income taxes	(365)	—	(365)
Minority interests	(47)	1	(46)

Net income	$604	$—	$604

FSP 106-2

     In May 2004, the FASB issued FASB Staff Position No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FSP 106-2) in response to a new law regarding prescription drug benefits under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans. Currently, SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, (SFAS 106) requires that changes in relevant law be considered in current measurement of postretirement benefit costs. Pursuant to the transition rules of FSP 106-2, the effects of the Medicare Act will be incorporated in the June 30, 2005 measurement of SFAS 106 plan assets and obligations and accordingly, will affect fiscal 2006 expense. We expect that the impact of the Medicare Act will be to reduce post retirement medical expense by approximately $25 million on an annual basis beginning in fiscal 2006.

4.	Investment in Leveraged Leases

     During the first quarter of fiscal 2003, the Company wrote off its aircraft leveraged lease investment with United Airlines, which filed for bankruptcy protection, resulting in a pre-tax charge of $114 million, or $0.04 per share. Based on the bankruptcy filing, we believe it is unlikely that the Company will recover this investment. The pre-tax charge of $114 million for the write-off is reported in “Net interest expense” in the Consolidated Statements of Income. As of June 30, 2004, our remaining aircraft leveraged lease investment totaled approximately $174 million, consisting of $119 million and $55 million, with Delta Air Lines (Delta) and FedEx, respectively. We continue to monitor the recoverability of these investments, particularly the Delta leases. Delta has indicated in its June 30, 2004 Form 10-Q that if it cannot make substantial progress in the near term toward achieving a competitive cost structure that will permit it to regain sustained profitability and access the capital markets on acceptable terms, it will need to seek to restructure its costs under Chapter 11 of the U.S. Bankruptcy Code. Although Delta is current on its payments to us, the inability of Delta to make its lease payments, or the termination of our lease through a bankruptcy proceeding, would likely result in a write-off of our $119 million investment and could accelerate certain income tax payments.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except per share data)

5.	Restructuring and Impairment Charges

     The Company operates 424 Disney Stores in North America and Europe. During fiscal 2003, the Company announced that it was evaluating strategic options for The Disney Store, including the possible sale of stores in North America and Europe under a licensing arrangement. In connection with this evaluation, the Company also announced that it expected to close a certain number of under performing stores in North America.

     During the quarter, the Company’s negotiations for the sale of the Disney Store chain in North America continued to progress and on August 4, 2004, the Company and the prospective buyer signed a non-binding letter of intent to negotiate the possible sale of the Disney Store chain in North America to the prospective buyer. Although there can be no assurance that a sale can be completed because a number of issues remain open to negotiation and a number of conditions would need to be satisfied if an agreement is reached, the Company currently believes it is likely that an agreement for the sale of the chain could be completed in the first quarter of fiscal 2005. The transaction is expected to involve working capital and other adjustments at the time of the closing which we expect, along with other transaction and restructuring costs, to result in charges that could range from $40 million to $50 million.

     The Company has evaluated the carrying value of the fixed assets of the stores that may be sold in light of the expected terms of the sale. As a result of this evaluation and the closure during the quarter of certain other stores, the Company has recorded an impairment charge of $56 million for the quarter which was primarily non cash. The Company had previously recorded charges totaling $3 million in the first half of fiscal 2004 and $16 million in the second half of fiscal 2003. These charges were principally for fixed asset write-downs related to the stores it expected to close (and certain related facilities) and the cost of certain administrative headcount reductions. These charges were reported in “Restructuring and impairment charges” in the Condensed Consolidated Statements of Income.

     The Company continues to evaluate its options with respect to the Disney stores in Europe. These options include operating a smaller chain of the better performing stores, the sale of certain stores, or closing the entire chain. The Company’s investment in the fixed assets and other long-term assets of the chain in Europe totaled $39 million at June 30, 2004. Total future base rent commitments for The Disney Store in Europe totaled approximately $206 million as of June 30, 2004.

6.	Borrowings

     During the nine months ended June 30, 2004, the Company increased its commercial paper borrowings by approximately $100 million. Additionally, during the nine-month period, the Company repaid approximately $773 million of U.S. medium-term notes and other USD denominated debt, $420 million of European medium-term notes, and $44 million of privately placed debt. As of June 30, 2004, total commercial paper borrowings were approximately $100 million.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except per share data)

     The Company’s borrowings (including Euro Disney and Hong Kong Disneyland) are summarized below.

	June 30, 2004	Sept. 30, 2003
Borrowings — other than Euro Disney and Hong Kong Disneyland	$11,907	$13,100

Euro Disney:
CDC loans	1,104	—
Credit facilities & other	619	—
Partners’ advances	486	—
Hong Kong Disneyland — Senior and subordinated loans	452	—

	2,661	—

Total borrowings	14,568	13,100
Less current portion(1)	5,216	2,457

Total long-term borrowings	$9,352	$10,643

(1)	All of Euro Disney’s borrowings totaling $2.2 billion are classified as current as they are subject to acceleration if an agreement with its lenders and the Company is not achieved as part of the current restructuring process.

     The following is a summary of the key terms of Euro Disney and Hong Kong Disneyland borrowings which have been included in our consolidated balance sheet as a result of the implementation of FIN 46R (see Note 3 to the Condensed Consolidated Financial Statements).

     Euro Disney — CDC loans. Pursuant to Euro Disney’s original financing and the terms of a 1994 financial restructuring, Euro Disney borrowed from the Caisse des Dépôts et Consignations (“CDC”), a French state bank, approximately €128 million ($155 million at June 30, 2004 exchange rates) senior debt and €403 million ($488 million at June 30, 2004 exchange rates) subordinated debt. The senior debt is secured by certain fixed assets of Disneyland Resort Paris and the underlying land, whereas the subordinated debt is unsecured. The loans originally bore interest at a fixed rate of 7.85%; however, effective as of September 30, 1999, the terms of these loans were modified so as to reduce the fixed interest rate to 5.15%, defer principal repayments and extend the final maturity date from fiscal year 2015 to fiscal year 2024.

     Euro Disney also executed a credit agreement with CDC to receive approximately €381 million ($461 million at June 30, 2004 exchange rates) of subordinated loans to finance a portion of the construction costs of Walt Disney Studios Park. The loans bear interest at a fixed rate of 5.15% per annum, unless interest or principal payments were to be deferred under the provisions of the loans, during which time the interest rate on the deferred amounts is 5.15% or EURIBOR plus 2.0% whichever is greater. The loans will mature between fiscal years 2015 and 2028.

     Euro Disney — Credit facilities and other. Pursuant to Euro Disney’s original financing with a syndicate of international banks and the terms of a 1994 financial restructuring, Euro Disney borrowed funds which are secured by certain fixed assets of Disneyland Resort Paris and the underlying land thereof. The loans bear interest at EURIBOR plus a margin (for a total rate ranging from 2.92% to 3.10 % at June 30, 2004). The loans will mature between fiscal years 2009 and 2012.

     Euro Disney — Partners’ advances. A portion of the advances is secured and a portion is unsecured. Advances of €383 million ($463 million at June 30, 2004 rates) bear interest at a fixed rate of 3.0%. The remaining advances of €19 million ($23 million at June 30, 2004 exchange rates) bear interest at EURIBOR plus 1.125% (3.225% at June 30, 2004). The advances are scheduled to mature between fiscal years 2014 and 2017.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except per share data)

     Certain of Euro Disney’s borrowing agreements include covenants, which primarily consist of restrictions on additional indebtedness and capital expenditures, the provision of certain financial information and compliance with certain financial ratio thresholds. See Note 7 to the Condensed Consolidated Financial Statements for a discussion of Euro Disney’s debt covenants.

     Certain of Euro Disney’s borrowings arose in connection with a lease arrangement that was entered into in connection with a financial restructuring of Euro Disney in 1994. See Note 7 to the Condensed Consolidated Financial Statements for further discussion of this lease arrangement.

Hong Kong Disneyland — Senior loans. Hong Kong Disneyland’s senior loans are borrowings pursuant to a term loan facility of HK$2.3 billion ($295 million at June 30, 2004 exchange rates) and a revolving credit facility of HK$1.0 billion ($128 million at June 30, 2004 exchange rates). The balance of the senior loans as of June 30, 2004 was HK$923 million ($118 million at June 30, 2004 exchange rates). The term loan facility can be drawn down until 6 months after the theme park opening day (scheduled for late fiscal year 2005 or early fiscal year 2006) with re-payments to begin approximately three years after the theme park opening day. As of June 30, 2004, up to 25% of the revolving credit facility was available to be drawn down. The remaining 75% was unavailable until the earlier of i) the theme park opening or ii) all other senior and subordinated debt facilities and equity funding have been fully utilized and there is sufficient liquidity available to accommodate working capital requirements. Both facilities are secured by the assets of the Hong Kong Disneyland theme park, currently carry a rate of 3 month HIBOR + 1.0% and are scheduled to mature in fiscal 2016. The spread above HIBOR is 1.0% through November 15, 2005, 1.25% for the next five years and 1.375% for the last five years of the facilities. As of June 30, 2004, HIBOR was 1.47%.

Hong Kong Disneyland — Subordinated loans. Hong Kong Disneyland has a subordinated unsecured loan facility of HK$5.6 billion ($718 million at June 30, 2004 exchange rates) that is scheduled to mature 25 years after the theme park opening day (in late fiscal 2030 or early fiscal 2031 based on the scheduled theme park opening). The balance drawn on the subordinated unsecured loan facility as of June 30, 2004 was HK $2.6 billion ($334 million at June 30, 2004 exchange rates). Interest rates under this loan are subject to biannual revisions (up or down) under certain conditions, but capped at an annual rate of 6.75% (until eight and one half years after opening day), 7.625% (for the next eight years) and 8.50% (over the last eight and one half years).

     As previously stated, all of Euro Disney’s borrowings totaling $2.2 billion are classified as current on the balance sheet as they are subject to acceleration if an agreement with its lenders and the Company is not achieved as part of the current restructuring process. Based on contractual agreements, Euro Disney’s $2.2 billion and Hong Kong Disneyland’s $452 million borrowings have the following scheduled maturities:

2004	$20
2005	100
2006	93
2007	115
2008	131
Thereafter	2,202

$2,661

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except per share data)

7.	Euro Disney

     The Company has a 41% interest in Euro Disney S.C.A., which operates the Disneyland Resort Paris. As of March 31, 2004, the Company began accounting for its investment in Euro Disney as a consolidated subsidiary pursuant to FIN 46R. The Company began consolidating the balance sheet of Euro Disney as of March 31, 2004, and the income and cash flow statements beginning April 1, 2004.

     A slowdown in the European travel and tourism industry has negatively affected Euro Disney’s results of operations and cash flows. In response to this situation, the Company agreed on March 28, 2003 to not charge Euro Disney royalties and management fees for the period from January 1, 2003 to September 30, 2003. Additionally, the Company agreed to allow Euro Disney to pay its royalties and management fees annually in arrears for fiscal 2004, instead of quarterly. In addition, Euro Disney obtained waivers from its lenders of certain fiscal 2003 loan covenants and other concessions pending discussion of a proposed financial restructuring, as described below. Euro Disney agreed not to allow the outstanding balance of Euro Disney’s €168 million ($204 million at June 30, 2004 exchange rates) line of credit with the Company to fall below €110 million during the term of the covenant waivers. As of June 30, 2004, Euro Disney had borrowed €125 million ($152 million at June 30, 2004 exchange rates) on the existing credit line, which is excluded from the Company’s balance sheet as it is eliminated when consolidating the balance sheet of Euro Disney. As of August 04, 2004, the balance of the €168 million credit facility was €125 million ($151 million as of August 04, 2004 exchange rates).

     In June 2004, Euro Disney, the Company and Caisse des Dépôts et Consignations (“CDC”), a French state financial institution, signed, and a steering committee of Euro Disney’s other lenders approved, a Memorandum of Agreement (“MOA”) regarding a restructuring of Euro Disney’s finances. The terms of the MOA provide for: the permanent waiver of financial covenant violations for fiscal years 2003 and 2004; the deferral and subsequent conversion into subordinated long-term borrowings of both €110 million principal outstanding on the existing line of credit from the Company and €58 million of deferred interest payable to CDC; the deferral of approximately €300 million of principal payments on senior bank debt for 3 1/2 years; the deferral of loan principal payments scheduled under certain loans from CDC in years 2004 through 2023 for 3 1/2 years; elimination of Euro Disney’s current security deposit requirement in favor of its senior lenders and the disbursement of the current deposit balance of €100 million as a debt prepayment to such lenders; the annual deferral of €25 million of management fees and royalties payable to the Company for fiscal years 2005 through 2009; and annual conditional deferrals, based upon Euro Disney’s operating results, of up to €25 million of management fees and royalties payable to the Company for fiscal years 2007 through 2014, and up to €22.5 million of CDC loan interest payments for fiscal years 2005 through 2014. The deferrals and conditional deferrals of amounts owed to the Company and CDC accrue interest and cannot be paid earlier than 2017.

     In addition, Euro Disney would obtain a new ten-year €150 million line of credit from the Company for liquidity requirements, which reduces to €100 million after five years. The MOA also provides for converting the €290 million value of the Company’s lease receivables from Euro Disney under the lease described below and another lease of assets owned by the Company into a minority equity position in Euro Disney Associés S.N.C. (Disney SNC), which would be controlled by Euro Disney and hold substantially all of Euro Disney’s assets and liabilities.

     The MOA also provides for a €250 million equity rights offering, to which the Company has committed to subscribe for €100 million with the remainder to be underwritten by a group of financial institutions. The MOA would also require the Company to beneficially own at least 39% of the issued and outstanding shares of Euro Disney until December 31, 2016.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except per share data)

     The MOA is subject to certain conditions, including: approval of the reorganization and the rights offering by the shareholders of Euro Disney (which the Company has agreed to vote in favor of); completion of final documentation; and the successful implementation of the rights offering by no later than March 31, 2005. The Company does not anticipate recording a gain or loss at the closure of the restructuring based on the current terms of the restructuring.

     Euro Disney initially sought approval of the MOA by all lenders by July 31, 2004. On August 2, 2004, Euro Disney announced that the requisite number of lenders had agreed to extend the current debt covenant waivers from July 31, 2004 to September 30, 2004. Through July 31, 2004, certain lenders had not provided their approval to the MOA, which resulted in ongoing negotiations between Euro Disney, the Company and Euro Disney’s lenders regarding the content of the MOA. If these negotiations are not successful, the Company and Euro Disney’s other lenders would be able to demand payments for amounts owed after expiration of the extended waiver period, which Euro Disney would not be able to satisfy.

     In connection with a financial restructuring of Euro Disney in 1994, Disney SNC, a wholly-owned affiliate of the Company, entered into a lease arrangement with a financing company with a noncancelable term of 12 years related to substantially all of the Disneyland Park assets, and then entered into a 12-year sublease agreement with Euro Disney on substantially the same payment terms. Remaining lease rentals at June 30, 2004 of approximately $426 million receivable from Euro Disney under the sublease approximate the amounts payable by Disney SNC under the lease. These lease transactions have been eliminated in consolidation. At the conclusion of the sublease term, Euro Disney will have the option of assuming Disney SNC’s rights and obligations under the lease for a payment of $95 million over the ensuing 15 months. If Euro Disney does not exercise its option, Disney SNC may purchase the assets, continue to lease the assets or elect to terminate the lease. In the event the lease is terminated, Disney SNC would be obligated to make a termination payment to the lessor equal to 75% of the lessor’s then outstanding debt related to the Disneyland Park assets, which payment would be approximately $1.4 billion. Disney SNC would then have the right to sell or lease the assets on behalf of the lessor to satisfy the remaining debt, with any excess proceeds payable to Disney SNC.

     Under the MOA, Disney SNC, which holds the obligations under the lease from the financing company and the right to receive lease payments from Euro Disney under the sublease, would become a subsidiary of Euro Disney (in which the Company would hold a minority interest) and receive substantially all of Euro Disney’s assets and liabilities. As a result, the rights and obligations under the sublease would effectively terminate and Disney SNC would have no right to elect to terminate the lease and therefore no potential obligation to make a lease termination payment.

     If the MOA is not finally approved on the terms described above the Company currently believes that other alternatives will be developed in connection with the negotiations referred to above that would avoid the risk of incurring the lease termination fee. There can, however, be no assurance that such an alternative would be developed.

     See Note 4 to the Consolidated Financial Statements in the 2003 Annual Report and Note 3 to the Condensed Consolidated Financial Statements for additional information related to Euro Disney’s financial position. See Note 6 to the Condensed Consolidated Financial Statements for the terms of Euro Disney’s borrowings.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except per share data)

8.	Pension and Other Benefit Programs

     The components of net periodic benefit cost are as follows:

					Post-retirement
	Pension Plans				Medical Plans
	Three Months		Nine Months		Three Months		Nine Months
	Ended June 30,		Ended June 30,		Ended June 30,		Ended June 30,
	2004	2003	2004	2003	2004	2003	2004	2003
Service costs	$38	$28	$113	$85	$9	$6	$27	$18
Interest costs	54	51	162	152	15	12	45	36
Expected return on plan assets	(54)	(65)	(162)	(196)	(4)	(5)	(12)	(15)
Amortization of prior service cost	—	—	1	1	—	—	(1)	(1)
Recognized net actuarial loss	19	—	58	—	17	6	50	18

Net periodic benefit cost	$57	$14	$172	$42	$37	$19	$109	$56

     During the nine months ended June 30, 2004, contributions of $145 million were made into the Company’s pension and post-retirement medical plans. The Company presently anticipates no additional contributions to its pension and post-retirement plans during fiscal 2004.

9.	Earnings Per Share

     Diluted earnings per share amounts are based upon the weighted average number of common and common equivalent shares outstanding during the period and are calculated using the treasury stock method for stock options and assuming conversion of the Company’s convertible senior notes. For the three months ended June 30, 2004 and 2003, options for 125 million and 187 million shares, respectively, were excluded from the diluted earnings per share calculation as they were anti-dilutive. For the nine months ended June 30, 2004 and 2003, options for 111 million and 203 million shares, respectively, were excluded.

     A reconciliation of net income and weighted average number of common and common equivalent shares outstanding for calculating diluted earnings per share is as follows:

	Three Months		Nine Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Net income	$604	$502	$1,829	$852
Interest expense on convertible senior notes (net of tax)	5	4	15	4

	$609	$506	$1,844	$856

Weighted average number of common shares outstanding (basic)	2,053	2,043	2,049	2,043
Weighted average dilutive stock options	13	3	12	2
Assumed conversion of convertible senior notes	45	38	45	12

Weighted average number of common and common equivalent shares outstanding (diluted)	2,111	2,084	2,106	2,057

10.	Shareholders’ Equity

     The Company declared a $430 million dividend ($0.21 per share) on December 2, 2003 related to fiscal 2003, which was paid on January 6, 2004 to shareholders of record on December 12, 2003. The Company paid a $429 million dividend ($0.21 per share) during the second quarter of fiscal 2003 related to fiscal 2002.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except per share data)

11.	Comprehensive Income

     Comprehensive income is as follows:

	Three Months		Nine Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Net income	$604	$502	$1,829	$852
Market value adjustments for investments and hedges, net of tax	48	(30)	16	(63)
Foreign currency translation, net of tax	12	31	44	34

Comprehensive income	$664	$503	$1,889	$823

     Accumulated other comprehensive loss, net of tax is as follows:

	June 30,
	2004	September 30, 2003
Market value adjustments for investments and hedges	$(92)	$(108)
Foreign currency translation	107	63
Additional minimum pension liability adjustment	(608)	(608)

Accumulated other comprehensive loss	$(593)	$(653)

12.	Stock Incentive Plans

     The following table reflects pro forma net income and earnings per share had the Company elected to record employee stock option expense based on the fair value methodology:

	Three Months		Nine Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Net income:
As reported	$604	$502	$1,829	$852
Less stock option expense	(106)	(116)	(299)	(339)
Tax effect	39	43	111	126

Pro forma after stock option expense	$537	$429	$1,641	$639

Diluted earnings per share:
As reported	$0.29	$0.24	$0.88	$0.42

Pro forma after option expense	$0.26	$0.21	$0.79	$0.31

Basic earnings per share
As reported	$0.29	$0.25	$0.89	$0.42

Pro forma after option expense	$0.26	$0.21	$0.80	$0.31

     These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except per share data)

     The Company grants restricted stock units to certain executives. Certain restricted stock units vest upon the achievement of defined performance conditions. The remaining restricted stock units generally vest one half in two years and one half in four years from the grant date. Restricted stock units are generally forfeited if the grantee terminates employment prior to vesting. During the nine months ended June 30, 2004, the Company granted approximately 5,109,000 restricted stock units and as of June 30, 2004, approximately 8,376,000 restricted stock units were outstanding. During the nine months ended June 30, 2004 and 2003, the Company recorded compensation expense totaling $40.1 million and $13.8 million, respectively. Unearned stock compensation expense totaled approximately $132 million as of June 30, 2004.

13.	Commitments and Contingencies

     The Company has exposure to various legal and other contingencies arising from the conduct of its businesses.

Litigation

     Stephen Slesinger, Inc. v. The Walt Disney Company. In this lawsuit, filed on February 27, 1991 in the Los Angeles County Superior Court, the plaintiff claims that a Company subsidiary defrauded it and breached a 1983 licensing agreement with respect to certain Winnie the Pooh properties, by failing to account for and pay royalties on revenues earned from the sale of Winnie the Pooh movies on videocassette and from the exploitation of Winnie the Pooh merchandising rights. The plaintiff seeks damages for the licensee’s alleged breaches as well as confirmation of the plaintiff’s interpretation of the licensing agreement with respect to future activities. The plaintiff also seeks the right to terminate the agreement on the basis of the alleged breaches. If each of the plaintiff’s claims were to be confirmed in a final judgement, damages as argued by the plaintiff could total as much as several hundred million dollars and adversely impact the value to the Company of any future exploitation of the licensed rights. The Company disputes that the plaintiff is entitled to any damages or other relief of any kind, including termination of the licensing agreement. On April 24, 2003, the matter was removed to the United States District Court for the Central District of California, which, on May 19, 2003, dismissed certain claims and remanded the matter to the Los Angeles Superior Court. The Company appealed from the District Court’s order to the Court of Appeals for the Ninth Circuit. On March 29, 2004, the Superior Court granted the Company’s motion for terminating sanctions against the plaintiff for a host of discovery abuses, including the withholding, alteration, and theft of documents and other information, and, on April 5, 2004, dismissed plaintiff’s case with prejudice. On May 6, 2004, the plaintiff moved to disqualify the judge who issued the March 29, 2004 decision, and on May 13, 2004, the plaintiff moved for a “new trial” on the issue of the terminating sanctions. On July 19, 2004, the plaintiff’s motion to disqualify the judge who issued the March 29, 2004 decision was denied, and on August 2, 2004, the plaintiff filed with the state Court of Appeal a petition for a writ of mandate to challenge the denial.

     Milne and Disney Enterprises, Inc. v. Stephen Slesinger, Inc. On November 5, 2002, Clare Milne, the granddaughter of A. A. Milne, author of the Winnie the Pooh books, and the Company’s subsidiary Disney Enterprises, Inc. filed a complaint against Stephen Slesinger, Inc. (“SSI”) in the United States District Court for the Central District of California. On November 4, 2002, Ms. Milne served notices to SSI and the Company’s subsidiary terminating A. A. Milne’s prior grant of rights to Winnie the Pooh, effective November 5, 2004, and granted all of those rights to the Company’s subsidiary. In their lawsuit, Ms. Milne and the Company’s subsidiary seek a declaratory judgment, under United States copyright law, that Ms. Milne’s termination notices were valid; that SSI’s rights to Winnie the Pooh in the United States will terminate effective November 5, 2004; that upon termination of SSI’s rights in the United States, the 1983 licensing agreement that is the subject of the Stephen Slesinger, Inc. v. The Walt Disney Company lawsuit will terminate by operation of law; and that, as of November 5, 2004, SSI will be entitled to no further royalties for uses of Winnie the Pooh. In January 2003, SSI filed (a) an

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except per share data)

answer denying the material allegations of the complaint and (b) counterclaims seeking a declaration (i) that Ms. Milne’s grant of rights to Disney Enterprises, Inc. is void and unenforceable and (ii) that Disney Enterprises, Inc. remains obligated to pay SSI royalties under the 1983 licensing agreement. SSI also filed a motion to dismiss the complaint or, in the alternative, for summary judgment. On May 8, 2003, the Court ruled that Milne’s termination notices are invalid and dismissed SSI’s counterclaims as moot. Following further motions, on August 1, 2003, SSI filed an amended answer and counterclaims and a third-party complaint against Harriet Hunt (heir to E. H. Shepard, illustrator of the original Winnie the Pooh stories), who had served a notice of termination and a grant of rights similar to Ms. Milne’s. By order dated October 27, 2003, the Court certified an interlocutory appeal from its May 8 order to the Court of Appeals for the Ninth Circuit, but on January 15, 2004, the Court of Appeals denied the Company’s and Milne’s petition for an interlocutory appeal. By order dated August 3, 2004, the Court granted SSI leave to amend its answer to assert counterclaims against the Company allegedly arising from the Milne and Hunt terminations and the grant of rights to the Company’s subsidiary for (a) unlawful and unfair business practices; and (b) breach of the 1983 licensing agreement.

     Management believes that it is not currently possible to estimate the impact if any, that the ultimate resolution of these matters will have on the Company’s results of operations, financial position or cash flows.

     The Company, together with, in some instances, certain of its directors and officers, is a defendant or co-defendant in various other legal actions involving copyright, breach of contract and various other claims incident to the conduct of its businesses. Management does not expect the Company to suffer any material liability by reason of such actions.

Contractual Guarantees

     The Company has guaranteed certain special assessment and water/sewer revenue bond series issued by the Celebration Community Development District and the Enterprise Community Development District (collectively, the Districts). The bond proceeds were used by the Districts to finance the construction of infrastructure improvements and the water and sewer system in the mixed-use, residential community of Celebration, Florida. As of June 30, 2004, the remaining debt service obligation guaranteed by the Company was $96 million, of which $59 million was principal. The Company is responsible to satisfy any shortfalls in debt service payments, debt service and maintenance reserve funds, and to ensure compliance with specified rate covenants. To the extent that the Company has to fund payments under its guarantees, the Districts have an obligation to reimburse the Company from District revenues.

     The Company has also guaranteed certain bond issuances by the Anaheim Public Authority that were used by the City of Anaheim to finance construction of infrastructure and a public parking facility adjacent to the Disneyland Resort. Revenues from sales, occupancy and property taxes from the Disneyland Resort and non-Disney hotels are used by the City of Anaheim to repay the bonds. In the event of a debt service shortfall, the Company will be responsible to fund the shortfall. As of June 30, 2004, the remaining debt service obligation guaranteed by the Company was $404 million, of which $109 million was principal. To the extent that subsequent tax revenues exceed the debt service payments in subsequent periods, the Company would be reimbursed for any previously funded shortfalls.

     To date, tax revenues have exceeded the debt service payments for both the Celebration and Anaheim bonds.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except per share data)

     The Company has guaranteed payment of certain facility and equipment leases on behalf of a third-party service provider that supplies the Company with broadcasting transmission, post production, studio and administrative services in the U.K. If the third-party service provider defaults on the leases, the Company would be responsible for the remaining obligation unless the Company finds another service provider to take over the leases. As of June 30, 2004, the remaining facility and equipment lease obligation was $92 million. These leases expire in March 2014.

14.	Income Taxes

     As a matter of course, the Company is regularly audited by federal, state and foreign tax authorities. From time to time, these audits result in proposed assessments. The Internal Revenue Service (IRS) has completed its examination of the Company’s federal income tax returns for 1993 through 1995 and has proposed assessments that challenge certain of the Company’s tax positions. The Company has negotiated the settlement of a number of these proposed assessments, and is pursuing an administrative appeal before the IRS with regard to the remainder. If the remaining proposed assessments are upheld through the administrative and legal process, they could have a material impact on the Company’s earnings and cash flow. However, the Company believes that its tax positions comply with applicable tax law and intends to defend its positions vigorously. The Company believes it has adequately provided for any reasonably foreseeable outcome related to these matters. Accordingly, although their ultimate resolution may require additional cash tax payments, the Company does not anticipate any material adverse earnings impact from these matters.

THE WALT DISNEY COMPANY
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ORGANIZATION OF INFORMATION

     Management’s Discussion and Analysis provides a narrative of the Company’s financial performance and condition that should be read in conjunction with the accompanying financial statements. It includes the following sections:

Overview
Seasonality
Business Segment Results
Three Month Results
Nine Month Results
Corporate Items
Stock Option Accounting
Financial Condition
Commitments and Contingencies
Other Matters
Market Risk
Forward Looking Statements

OVERVIEW

     Our summary consolidated results for the quarter and nine months ended June 30, 2004, are presented below:

	Three Months Ended			Nine Months Ended
	June 30,			June 30,
	2004	2003(1)	% Change	2004	2003(1)	% Change
Revenues	$7,471	$6,377	17%	$23,209	$20,047	16%
Costs and expenses	(6,431)	(5,430)	(18)%	(19,971)	(18,011)	(11)%
Net interest expense	(151)	(185)	18%	(446)	(659)	32%
Equity in the income of investees	126	102	24%	300	243	23%

Income before income taxes, minority interests and the cumulative effect of accounting change	1,015	864	17%	3,092	1,620	91%
Income taxes	(365)	(322)	(13)%	(1,132)	(618)	(83)%
Minority interests	(46)	(40)	(15)%	(131)	(79)	(66)%

Income before the cumulative effect of accounting change	604	502	20%	1,829	923	98%
Cumulative effect of accounting change	—	—	n/m	—	(71)	n/m

Net income	$604	$502	20%	$1,829	$852	115%

Diluted earnings per share before the cumulative effect of accounting change	$0.29	$0.24	21%	$0.88	$0.45	96%

Diluted earnings per share	$0.29	$0.24	21%	$0.88	$0.42	110%

(1)	Amounts reflect the adoption of EITF 00-21 effective October 1, 2002.

     As shown above, net income for the quarter was $604 million, which was $102 million higher than the prior-year quarter. Diluted earnings per share were $0.29, which was $0.05 higher than the prior-year quarter. During the quarter, the Company recorded restructuring and impairment charges totaling $56 million ($0.02 per share) in connection with the proposed sale of the Disney Stores in North America.

THE WALT DISNEY COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(continued)

     The net income improvement in the quarter was the result of improvements in segment operating income in the media networks, parks and resorts and consumer products segments, as well as an increase in income from equity investees, offset to some extent by a decline in segment operating income in the studio segment. Net interest expense decreased for the quarter due primarily to lower debt balances. This improvement was offset to some extent by the inclusion in this year’s results of the interest expense of Euro Disney and Hong Kong Disneyland as a result of their consolidation under new accounting rules. Overall results this quarter were also impacted by the restructuring and impairment charges related to the Disney Stores.

     In our Media Networks segment, operating income increased primarily on revenue gains resulting from scheduled rate increases in affiliate fees at ESPN. The segment also benefited from increased subscribers and higher advertising revenue at the Disney Channel and ABC Family, respectively. Continued strength in the advertising market (including the ongoing effects of last year’s strong upfront market) contributed to revenue in our broadcast operations, but these effects were partially offset by the effect of ratings declines at the ABC Television Network. Revenue gains at both our cable and broadcast operations were offset by higher programming costs which at broadcasting, exceeded the revenue gains.

     Our Parks and Resorts segment benefited from continued gradual improvement in the travel and tourism industry, which resulted in increased attendance and occupancy at our theme parks and resorts. These improvements led to increased operating income in this segment, despite continued cost pressures in the area of employee benefits and cost increases associated with the increased volume. In addition, reported revenue and operating income increased as a result of the consolidation of the operating results of Euro Disney and Hong Kong Disneyland effective April 1, 2004.

     Operating income fell in the Studio Entertainment segment, where continued strength in the sale of DVDs in the domestic market was more than offset by the negative effects of disappointing box office results for some of our films during and after the quarter.

     We saw reductions in the losses at The Disney Store and improvements in licensing and publishing which contributed to higher operating income in the Consumer Products segment.

     Cash flow from operations has allowed us to continue to make necessary capital investments in our properties and to reduce our borrowings, which in turn is reducing our interest expense. During the nine months ended June 30, 2004, we had net repayment of borrowings of $1.1 billion. As a result of our adoption of FIN 46R, we consolidated Euro Disney and Hong Kong Disneyland into our balance sheet as of March 31, 2004. Results of operations of these entities have been consolidated into our income statements beginning April 1, 2004. As a result, we have added the borrowings of these two entities ($2.2 billion for Euro Disney and $452 million for Hong Kong Disneyland as of June 30, 2004) to our balance sheet, as well as the associated assets and other liabilities. Accordingly, our total borrowings as reflected in the June 30, 2004 consolidated balance sheet increased to $14.6 billion.

     For the nine month period, income before the cumulative effect of an accounting change was $1.8 billion, which was $906 million higher than the prior-year nine months. Diluted earnings per share before the cumulative effect of accounting change were $0.88, which was $0.43 higher than the prior-year period. Results for the prior-year nine months included a $114 million write-off of an aircraft leveraged lease investment with United Airlines ($0.04 per share). Additionally, we made an accounting change effective as of the beginning of fiscal 2003 to adopt a new accounting rule for multiple element revenue accounting (EITF 00-21, see Note 2 to the Consolidated

THE WALT DISNEY COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(continued)

Financial Statements in the 2003 Annual Report), which impacted the timing of revenue recognition related to NFL football programming at ESPN. This change resulted in a $71 million cumulative effect charge. Diluted earnings per share including the cumulative effect of this accounting change were $0.42 for the prior-year period.

SEASONALITY

     The Company’s businesses are subject to the effects of seasonality. Consequently, the operating results for the three and nine months ended June 30, 2004 for each business segment, and for the Company as a whole, are not necessarily indicative of results to be expected for the full year.

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

     Consumer Products revenues are influenced by seasonal consumer purchasing behavior and the timing of animated theatrical releases.

BUSINESS SEGMENT RESULTS

	Three Months Ended June 30,			Nine Months Ended June 30,
(unaudited, in millions)	2004	2003(1)	% Change	2004	2003(1)	% Change
Revenues:
Media Networks	$2,931	$2,709	8%	$8,891	$8,306	7%
Parks and Resorts	2,288	1,731	32%	5,588	4,764	17%
Studio Entertainment	1,711	1,440	19%	6,837	5,193	32%
Consumer Products	541	497	9%	1,893	1,784	6%

	$7,471	$6,377	17%	$23,209	$20,047	16%

Segment operating income:
Media Networks	$673	$586	15%	$1,721	$915	88%
Parks and Resorts	421	352	20%	841	732	15%
Studio Entertainment	28	71	(61)%	639	415	54%
Consumer Products	76	39	95%	388	282	38%

	$1,198	$1,048	14%	$3,589	$2,344	53%

(1)	Amounts reflect the adoption of EITF 00-21 effective October 1, 2002.

THE WALT DISNEY COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(continued)

     The Company evaluates the performance of its operating segments based on segment operating income. The following table reconciles segment operating income to income before income taxes, minority interests and the cumulative effect of accounting change.

	Three Months Ended June 30,			Nine Months Ended June 30,
(unaudited, in millions)	2004	2003(1)	% Change	2004	2003(1)	% Change
Segment operating income	$1,198	$1,048	14%	$3,589	$2,344	53%
Corporate and unallocated shared expenses	(99)	(100)	1%	(284)	(295)	4%
Amortization of intangible assets	(3)	(2)	(50)%	(8)	(14)	43%
Gain on sale of business	—	16	(100)%	—	16	(100)%
Restructuring and impairment charges	(56)	(15)	(273)%	(59)	(15)	(293)%
Net interest expense	(151)	(185)	18%	(446)	(659)	32%
Equity in the income of investees	126	102	24%	300	243	23%

Income before income taxes, minority interests and the cumulative effect of accounting change	$1,015	$864	17%	$3,092	$1,620	91%

(1)	Amounts reflect the adoption of EITF 00-21 effective October 1, 2002.

     Depreciation expense is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(unaudited, in millions)	2004	2003	2004	2003
Media Networks	$40	$43	$124	$128
Parks and Resorts	230	189	588	529
Studio Entertainment	4	9	14	28
Consumer Products	12	14	38	47

Segment depreciation expense	286	255	764	732
Corporate	34	27	108	80

Total depreciation expense	$320	$282	$872	$812

     Segment depreciation expense is included in segment operating income and corporate depreciation expense is included in corporate and unallocated shared expenses.

THE WALT DISNEY COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(continued)

Business Segment Results — Three Month Results

Media Networks

     The following table provides supplemental revenue and segment operating income detail for the Media Networks segment:

	Three Months Ended June 30,
(unaudited, in millions)	2004	2003(1)	% Change
Revenues:
Broadcasting	$1,304	$1,231	6%
Cable Networks	1,627	1,478	10%

	$2,931	$2,709	8%

Segment operating income:
Broadcasting	$144	$183	(21)%
Cable Networks	529	403	31%

	$673	$586	15%

(1)	Amounts reflect the adoption of EITF 00-21 effective October 1, 2002.

Revenues

     Media Networks revenues increased 8%, or $222 million, to $2.9 billion driven by an increase of 6%, or $73 million at Broadcasting, and an increase of 10%, or $149 million at the Cable Networks.

     Increased Broadcasting revenues were driven by an increase of $93 million at the ABC Television Network. The increase in the ABC Television Network revenues was primarily due to the increase in higher primetime advertising revenues, partially offset by the impact of lower ratings.

     Increased Cable Networks revenues were driven by increases of $120 million in revenues from cable and satellite operators and $42 million in advertising revenues. Revenues from cable and satellite operators are largely derived from fees charged on a per subscriber basis, and the increase in the current quarter primarily reflected contractual rate adjustments at ESPN. Subscriber growth at the Disney Channel also contributed to the revenue increases. Higher advertising revenues were primarily due to increases at ESPN and ABC Family.

     The Company’s contractual arrangements with cable and satellite operators are renewed or renegotiated from time to time in the ordinary course of business. A significant number of these arrangements will be up for renewal in the next 12 months. Consolidation in the cable and satellite distribution industry and other factors may adversely affect the Company’s ability to obtain and maintain contractual terms for the distribution of its various cable and satellite programming services that are as favorable as those currently in place. Additionally, the Company is currently negotiating long term contractual arrangements with many of its cable and satellite operators that provide for lower annual subscriber rate increases than are provided for in many of the current contracts. If this were to occur, revenues from Cable Networks would increase at slower rates than in the past or could be stable or decline.

Costs and Expenses

     Costs and expenses, which consist primarily of programming rights costs, production costs, distribution and selling expenses and labor costs, increased 6%, or $135 million, to $2.3 billion. The increase was primarily due to higher programming costs at both the broadcast and cable operations as well as start up costs at the Company’s MovieBeam venture.

THE WALT DISNEY COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(continued)

Segment Operating Income

     Segment operating income increased 15%, or $87 million, to $673 million for the quarter due primarily to an increase of $126 million at the Cable Networks, partially offset by a decrease of $39 at the Broadcast operations. The increase in Cable operating income was driven by higher affiliate and advertising revenue, partially offset by higher programming costs at ESPN. Lower Broadcast operating income was due to higher programming and production costs, partially offset by advertising revenue increases.

Sports Programming Costs

     The initial five-year period of the Company’s contract to televise NFL games was non-cancelable and ended with the telecast of the 2003 Pro Bowl. In February 2003, the NFL did not exercise its renegotiation option and as a result, the Company’s NFL contract was extended for an additional three years ending with the telecast of the 2006 Pro Bowl. The aggregate fee for the three-year period is $3.7 billion. ESPN recognized its portion of the costs of the initial five-year term of the contract at levels that increased each year commensurate with expected increases in NFL revenues. As a result, ESPN experienced its highest level of NFL programming costs during fiscal 2003. The implementation of the contract extension resulted in a $132 million reduction in NFL programming costs at ESPN for the nine months ended June 30, 2004. The majority of this decrease was in the first quarter. For the full year, we expect NFL costs to be approximately $170 million lower than in fiscal 2003 at ESPN, and such costs are expected to be relatively level over the remaining two years of the contract extension.

     Cost recognition for NFL programming at the ABC Television Network in fiscal 2004 is expected to decrease by approximately $300 million compared to fiscal 2003. The decrease at the ABC Television Network is primarily due to the absence in fiscal 2004 of the Super Bowl, which was aired by the ABC Television Network in fiscal 2003 as well as fewer games in fiscal 2004. The absence of the Super Bowl and the fewer games at the ABC Television Network will also result in lower revenue from NFL broadcasts in fiscal 2004.

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

MovieBeam

     The Company launched MovieBeam, an on-demand electronic movie rental service in three domestic cities in October 2003. As of June 30, 2004, the Company’s recorded investment in MovieBeam and Dotcast, Inc., the third party licensor of the principal underlying technology, totaled $68 million. The Company has licensing arrangements under which it would pay an additional $55 million over the next three and one half years if the Company continues to pursue this business over that time frame. We are evaluating the roll out plans based principally upon the success of the venture in the initial markets and expect to expand into additional markets later in fiscal year 2005 or early fiscal year 2006. The assessment of the initial market performance will determine the long-term strategic direction of the business and the ultimate recoverability of the investment.

THE WALT DISNEY COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(continued)

Parks and Resorts

Revenues

     Revenues at Parks and Resorts increased 32%, or $557 million, to $2.3 billion, driven by increases of $332 million due to the consolidation of Euro Disney and Hong Kong Disneyland, $249 million at the Walt Disney World Resort, and $25 million at the Disneyland Resort. The increases were partially offset by a decrease of $51 million primarily due to the sale of the Anaheim Angels baseball team during the third quarter of fiscal 2003.

     At the Walt Disney World Resort, increased revenues were driven by higher theme park attendance and hotel occupancy as resident, international, and domestic guest visitation increased reflecting the continued success of “Mission: SPACE”, Mickey’s PhilharMagic and Disney’s Pop Century Resort, improvements in travel and tourism and the impact of promotional programs. Guest spending at the Walt Disney World Resort also increased as increases at the theme parks exceeded decreases at resort properties, resulting from increased use of lower priced resorts.

     At the Disneyland Resort, increased revenues reflected higher guest spending at the theme parks due to the mix of tickets which included higher priced tickets and a higher average daily rate at the hotels. Attendance also increased slightly over the prior-year quarter as a result of increases at Disney’s California Adventure.

     Across our domestic theme parks, third quarter attendance increased 14% and per capita guest spending increased 4% compared to the prior year quarter. Attendance and per capita guest spending at the Walt Disney World Resort increased by 20% and 2%, respectively and at the Disneyland Resort by 1% and 8%, respectively. Operating statistics for our hotel properties are as follows (unaudited):

	East Coast Resorts		West Coast Resorts		Total Domestic Resorts
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
	2004	2003	2004	2003	2004	2003
Occupancy	83%	74%	88%	91%	84%	76%
Available Room Nights (in thousands)	2,171	1,925	202	202	2,373	2,127
Per Room Guest Spending	$209	$214	$265	$240	$214	$217

     The increase in available room nights reflected the opening of Disney’s Pop Century Resort in the first quarter of the current year. Per room guest spending consists of the average daily hotel room rate as well as guest spending on food, beverages, and merchandise at the hotels. The decline in per room guest spending reflects a higher mix of hotel guest visitation at the lower priced value resorts.

Costs and expenses

     Costs and expenses, which consist principally of labor, cost of merchandise, food and beverages sold, depreciation, repairs and maintenance, entertainment, marketing and sales expense, increased 35%, or $488 million compared to the prior-year quarter. The increase in costs and expenses reflected the consolidation of Euro Disney and Hong Kong Disneyland which increased costs and expenses by $317 million, as well as cost increases at Walt Disney World and Disneyland. Cost increases were driven by volume increases due to higher attendance and occupancy as well as higher employee benefits, marketing and sales, information technology and depreciation expenses. Higher marketing costs at the Walt Disney World Resort were driven by the opening of “Mission: SPACE” at Epcot and Disney’s Pop Century Resort, while higher marketing costs at the Disneyland Resort were driven by the Tower of Terror and the upcoming 50th Anniversary Celebration. Higher employee benefits costs at both Walt Disney World and Disneyland reflected increased pension and post-retirement medical costs, which grew by $34 million across the entire segment. On a full year basis we expect that these costs will increase by approximately $137 million versus the prior year.

THE WALT DISNEY COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(continued)

     These increases were partially offset by a decrease due to the sale of the Angels in the third quarter of the prior year.

Segment operating income

     Segment operating income increased 20%, or $69 million, to $421 million, due primarily to the growth at the Walt Disney World Resort.

Studio Entertainment

Revenues

     Revenues increased 19%, or $271 million, to $1.7 billion, primarily driven by an increase of $138 million in domestic home entertainment (DVD/VHS), $153 million in international home entertainment and $75 million in television distribution, partially offset by a decrease of $108 million in domestic theatrical motion picture distribution.

     Higher domestic home entertainment revenues reflected higher DVD unit sales, which included Kill Bill: Vol. 1, Haunted Mansion, Cold Mountain, Miracle, Scary Movie 3 and Bad Santa as compared to the prior-year quarter, which included Treasure Planet, Jungle Book II, The Recruit and other live-action titles. International home entertainment revenues were driven by Disney/Pixar’s Finding Nemo. Lower domestic theatrical motion picture distribution revenues reflected the weaker performance of current quarter titles including Around the World in 80 Days, Raising Helen and The Alamo as compared to the prior-year quarter which included Finding Nemo. Television distribution revenues reflected higher pay television sales driven by Freaky Friday, Finding Nemo and Pirates of the Caribbean.

Costs and Expenses

     Costs and expenses, which consist primarily of production cost amortization, distribution and selling expenses, product costs and participation costs, increased 23%, or $314 million. Higher costs and expenses reflected increases in domestic and international home entertainment and domestic theatrical motion picture distribution. Increased costs in home entertainment reflected higher distribution costs and production cost amortization due to increased unit sales volume as well as higher participation costs internationally due to Finding Nemo. Increased costs in theatrical motion picture distribution reflected higher film write offs and higher distribution costs for films released in the fourth quarter and for current quarter titles, partially offset by lower participation expense as the prior year included payments to Pixar for the theatrical release of Finding Nemo. As a co-producer of Finding Nemo, Pixar receives an equal share of profit after distribution fees.

Segment Operating Income

     Segment operating income decreased 61%, or $43 million, to $28 million, due to declines in domestic theatrical motion picture distribution, partially offset by increases in television distribution and domestic home entertainment.

Consumer Products

Revenues

     Revenues increased 9%, or $44 million, to $541 million, reflecting increases of $19 million in publishing, $12 million in merchandise licensing and $5 million at The Disney Store.

THE WALT DISNEY COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(continued)

     The increase in publishing primarily reflected the strong performance of Finding Nemo and Brother Bear products in Europe and W.I.T.C.H. magazine sales in North America and Europe. The increase in merchandise licensing primarily reflected higher revenue on Power Ranger licenses in Europe. Increased revenues at The Disney Store were primarily due to promotional sales in Europe partially offset by declines due to the closure of underperforming stores in North America.

Costs and Expenses

     Costs and expenses, which consist primarily of labor, product costs (including product development costs), distribution, selling expenses and occupancy expenses, increased 2%, or $7 million. The increase was primarily driven by volume increases in publishing and higher operating expenses related to merchandise licensing. These increases were partially offset by lower costs at The Disney Store due to cost reduction measures and cost savings resulting from the closure of underperforming stores.

Segment Operating Income

     Segment operating income increased 95%, or $37 million, to $76 million, primarily driven by reduced losses at The Disney Store due to cost reductions and improvements in merchandise licensing and publishing.

The Disney Store

     During the quarter, the Company’s negotiations for the sale of the Disney Store chain in North America continued to progress and on August 4, 2004, the Company and the prospective buyer signed a non-binding letter of intent to negotiate the possible sale of the Disney Store chain in North America to the prospective buyer. Although there can be no assurance that a sale can be completed because a number of issues remain open to negotiation and a number of conditions would need to be satisfied if an agreement is reached, the Company currently believes it is likely that an agreement for the sale of the chain could be completed in the first quarter of fiscal 2005. The transaction is expected to involve working capital and other adjustments at the time of the closing which we expect, along with other transaction and restructuring costs, to result in charges that could range from $40 million to $50 million.

     The Company has evaluated the carrying value of the fixed assets of the stores that may be sold in light of the expected terms of the sale. As a result of this evaluation and the closure during the quarter of certain other stores, the Company has recorded an impairment charge of $56 million for the quarter which was primarily non cash. The Company had previously recorded charges totaling $3 million in the first half of fiscal 2004 and $16 million in the second half of fiscal 2003. These charges were principally for fixed asset write-downs related to the stores it expected to close (and certain related facilities) and the cost of certain administrative headcount reductions. These charges were reported in “Restructuring and impairment charges” in the Condensed Consolidated Statements of Income.

     The following table provides supplemental revenues and operating income detail for The Disney Store in North America and Europe:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(unaudited, in millions)	2004	2003	2004	2003
Revenues	$191	$187	$738	$743
Operating income (loss)	(13)	(34)	16	(47)

THE WALT DISNEY COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(continued)

Business Segment Results — Nine Month Results

Media Networks

     The following table provides supplemental revenue and segment operating income detail for the Media Networks segment:

	Nine Months Ended June 30,
(unaudited, in millions)	2004	2003(1)	% Change
Revenues:
Broadcasting	$4,196	$4,202	0%
Cable Networks	4,695	4,104	14%

	$8,891	$8,306	7%

Segment operating income:
Broadcasting	$320	$116	176%
Cable Networks	1,401	799	75%

	$1,721	$915	88%

(1)	Amounts reflect the adoption of EITF 00-21 effective October 1, 2002.

Revenues

     Media Networks revenues increased 7%, or $585 million, to $8.9 billion driven by an increase of 14%, or $591 million at the Cable Networks.

     Broadcasting revenues reflected a decrease of $131 million at the television production and distribution businesses partially offset by an increase of $55 million at ABC Television Network, and increases totaling $70 million at the internet group, the radio networks and stations and the Company’s owned and operated television stations. The decrease in television production and distribution revenues was primarily due to lower syndication revenue and license fees. The increases at the ABC Television Network, radio networks and stations and owned television stations were primarily driven by higher advertising revenues reflecting higher rates due to an improved advertising marketplace. These increases were partially offset by decreases at the Network due to the Super Bowl in the prior-year period and at the owned television stations due to the absence of political advertising which occurred in the prior-year period.

     Increased Cable Networks revenues were driven by increases of $451 million in revenues from cable and satellite operators and $165 million in advertising revenues. Revenues from cable and satellite operators are largely derived from fees charged on a per subscriber basis, and the increase in the current year primarily reflected contractual rate adjustments at ESPN. Increases in advertising revenues primarily reflected the improved advertising marketplace.

Costs and Expenses

     Costs and expenses decreased 3%, or $221 million, to $7.2 billion. The decrease was primarily due to lower programming costs at both Broadcasting and the Cable Networks and lower bad debt expense at the Cable Networks, partially offset by higher pension and employee benefit costs and start up costs for the launch of the Company’s MovieBeam venture.

     Lower programming costs at Broadcasting were driven by lower sports programming costs due primarily to the airing of the Super Bowl in the prior-year period. Additionally, the prior year included higher news production costs due to coverage of the military conflict in Iraq.

THE WALT DISNEY COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(continued)

     Lower programming costs at the Cable Networks were primarily due to lower cost amortization for the NFL contract due to commencing the three year option period as described under “Sports Programming Costs,” above, partially offset by increases in original and acquired programs. The decrease in bad debt expense at the Cable Networks reflected the favorable impact of the bankruptcy settlement with a cable operator in Latin America in the second quarter of the current year.

Segment Operating Income

     Segment operating income increased by $806 million to $1.7 billion, driven by increases of $602 million at the Cable Networks, primarily due to higher affiliate and advertising revenues. Broadcasting operating income increased by $204 million primarily due to lower programming and production costs.

Parks and Resorts

Revenues

     Revenues at Parks and Resorts increased 17%, or $824 million, to $5.6 billion. The increase was driven by increases of $489 million at the Walt Disney World Resort, $332 million due to the consolidation of Euro Disney and Hong Kong Disneyland effective March 31, 2004, and $72 million at the Disneyland Resort, partially offset by a decrease of $61 million primarily due to the sale of the Anaheim Angels baseball team during the third quarter of fiscal 2003.

     At the Walt Disney World Resort, increased revenues were primarily driven by higher theme park attendance, hotel occupancy, and per capita guest spending at the theme parks, partially offset by lower per room guest spending at the hotels. Higher theme park attendance and hotel occupancy were driven by increased resident, domestic, and international guest visitation, reflecting the continued success of “Mission: SPACE”, Mickey’s PhilharMagic and Disney’s Pop Century Resort, improvements in travel and tourism and the impact of promotional programs. Guest spending decreases reflected the impact of promotional programs as well as a higher mix of hotel guest visitation at the lower priced value resorts.

     At the Disneyland Resort, increased revenues reflected higher theme park attendance, hotel occupancy, and guest spending at the theme parks and hotel properties.

     Across our domestic theme parks, attendance increased 12% and per capita guest spending increased 3% during the first nine months of fiscal 2004 compared to the first nine months of fiscal 2003. Attendance at the Walt Disney World Resort increased by 16% and per capita guest spending increased 1%. At the Disneyland Resort, attendance and per capita guest spending increased by 4% and 5%, respectively. Operating statistics for our hotel properties are as follows (unaudited):

	East Coast Resorts		West Coast Resorts		Total Domestic Resorts
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	June 30,		June 30,		June 30,
	2004	2003	2004	2003	2004	2003
Occupancy	80%	76%	86%	81%	80%	77%
Available Room Nights (in thousands)	6,290	5,600	607	607	6,897	6,207
Per Room Guest Spending	$205	$209	$250	$241	$209	$212

THE WALT DISNEY COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(continued)

     The increase in available room nights for the nine months reflected the opening of Disney’s Pop Century Resort and the completion of room refurbishment at certain other Walt Disney World Resort properties. Per room guest spending consists of the average daily hotel room rate as well as guest spending on food, beverages, and merchandise at the hotel. The decline in per room guest spending reflects the impact of certain promotional offers in the period and a higher mix of hotel guest visitation at the lower priced value resorts.

Costs and expenses

     Costs and expenses increased 18%, or $715 million compared to the prior-year. The increase in costs and expenses was primarily due to higher operating costs at both domestic resorts, and the consolidation of Euro Disney and Hong Kong Disneyland which increased costs and expenses by $317 million. Higher operating costs at Walt Disney World and Disneyland were driven by volume increases due to higher attendance and occupancy as well as higher employee benefits, marketing and sales, information technology and depreciation expenses. Higher marketing costs at the Walt Disney World Resort were driven by the opening of “Mission: SPACE” at Epcot and Disney’s Pop Century Resort, while higher marketing costs at the Disneyland Resort were driven by the Tower of Terror and the 50th Anniversary Celebration. Higher depreciation reflects new resort properties and theme park attractions as well as information technology systems. Higher employee benefits costs at both Walt Disney World and Disneyland reflected increased pension and post-retirement medical costs, which grew by $102 million across the entire segment.

Segment operating income

     Segment operating income increased 15%, or $109 million, to $841 million, due primarily to growth at the Walt Disney World Resort.

Studio Entertainment

Revenues

     Revenues increased 32%, or $1.6 billion, to $6.8 billion, primarily driven by an increase of $1.6 billion in worldwide home entertainment.

     Higher worldwide home entertainment revenues reflected higher DVD unit sales, which included Finding Nemo and Pirates of the Caribbean, The Lion King and The Lion King 1 1/2 compared to the prior-year period, which included Lilo & Stitch, Beauty & the Beast, Signs and Sweet Home Alabama.

Costs and Expenses

     Costs and expenses increased 30%, or $1.4 billion driven by increases in worldwide home entertainment and worldwide theatrical motion picture distribution. Increased costs in worldwide home entertainment reflected higher distribution costs and product cost amortization for current-period titles, primarily due to the increased volume of units sold. In addition, participation costs increased due to costs related to Finding Nemo and Pirates of the Caribbean. Cost increases in worldwide theatrical motion picture distribution reflected increased distribution costs and product cost amortization for current-period titles, which included Brother Bear, Cold Mountain, Home on the Range and Haunted Mansion, increased distribution costs for films being released after period end and higher film write-downs.

Segment Operating Income

     Segment operating income increased 54%, or $224 million, to $639 million, due to higher worldwide home entertainment sales and, in the third quarter, television distribution sales, partially offset by increased costs in worldwide theatrical motion picture distribution.

THE WALT DISNEY COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(continued)

Consumer Products

Revenues

     Revenues increased 6%, or $109 million, to $1.9 billion, reflecting increases of $63 million in publishing and $55 million in merchandise licensing, partially offset by a decrease of $10 million at The Disney Store.

     Higher publishing revenues were driven by increases in Europe, reflecting strong performance of Finding Nemo products and Topolino, W.I.T.C.H. and Art Attack magazine titles. The increase in merchandise licensing primarily reflected higher revenue from toy, stationery, home furnishing and infant licenses, primarily in Europe and Japan and strong performance from direct-to-retail apparel licenses in Europe. Decreased revenues at The Disney Store were due to closures of underperforming stores.

Costs and Expenses

     Costs and expenses were essentially flat at $1.5 billion. Lower costs at The Disney Store were due to cost reduction measures and the closure of underperforming stores. This decrease was partially offset by volume increases in publishing and higher operating expenses related to merchandise licensing.

Segment Operating Income

     Segment operating income increased 38%, or $106 million, to $388 million, primarily driven by decreased losses at The Disney Store due to cost reductions and improvements in merchandise licensing and publishing.

CORPORATE ITEMS

Corporate and Unallocated Shared Expenses

     The Corporate and unallocated shared expenses for the current quarter and nine months reflected higher legal and other administrative costs offset by favorable legal settlements.

Net Interest Expense

     Net interest expense is detailed below:

	Three Months		Nine Months
	Ended June 30,		Ended June 30,
(unaudited, in millions)	2004	2003	2004	2003
Interest expense	$(174)	$(168)	$(462)	$(527)
Interest and investment income (loss)	23	(17)	16	(132)

Net interest expense	$(151)	$(185)	$(446)	$(659)

     Excluding an increase of $27 million due to the consolidation of Euro Disney and Hong Kong Disneyland, interest expense decreased by $21 million (or 13%) primarily due to lower average debt balances. Interest and investment income (loss) was income of $23 million in the current period, compared to a loss of $17 million in the prior year period. The current period reflected higher interest income including the impact of the consolidation of Euro Disney and Hong Kong Disneyland, and the prior year period included a loss on the early repayment of certain borrowings.

THE WALT DISNEY COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(continued)

     The $65 million decrease in interest expense for the nine months ended June 30, 2004 is due primarily to lower average debt balances, partially offset by an increase of $27 million of interest expense due to the consolidation of Euro Disney and Hong Kong Disneyland beginning in the third quarter. Interest and investment income (loss) in the prior-year quarter included the $114 million write-off of our leveraged lease investment with United Airlines.

Equity in the Income of Investees

     The increase in equity in the income of investees for the quarter and nine months ended June 30, 2004 reflected improved performance at Lifetime Television, E! Entertainment and the History Channel.

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

STOCK OPTION ACCOUNTING

     See Note 12 to the Condensed Consolidated Financial Statements for the pro forma impact of stock options.

FINANCIAL CONDITION

     As previously discussed, the Company adopted FIN 46R and as a result, began consolidating the balance sheets of Euro Disney and Hong Kong Disneyland as of March 31, 2004, and consolidated the income and cash flow statements of Euro Disney and Hong Kong Disneyland beginning April 1, 2004. Cash and cash equivalents increased by $1.4 billion during the nine months ended June 30, 2004. The change in cash and cash equivalents is as follows:

	Nine Months Ended June 30,
(unaudited, in millions)	2004	2003
Cash provided by operations	$3,403	$1,575
Cash used by investing activities	(863)	(708)
Cash used by financing activities	(1,374)	(736)

	1,166	131
Consolidation of Euro Disney and Hong Kong Disneyland cash and cash equivalents	274	—

Increase in cash and cash equivalents	$1,440	$131

THE WALT DISNEY COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(continued)

Operating Activities

     For the nine months ended June 30, 2004 compared to the prior year period, cash provided by operations increased by $1.8 billion to $3.4 billion, due primarily to increased net income adjusted for non-cash impacts and lower film and television spending due in part to the timing of certain productions.

Investing Activities

     During the nine months ended June 30, 2004, the Company invested $894 million in parks, resorts and other properties. Investments in parks, resorts and other properties by segment are as follows:

	Nine Months Ended June 30,
(unaudited, in millions)	2004	2003
Media Networks	$137	$108
Parks and Resorts:
Domestic	476	371
International (1)	142	—
Studio Entertainment	21	35
Consumer Products	8	26
Corporate and unallocated shared expenditures	110	172

	$894	$712

(1)	Represents 100% of Euro Disney and Hong Kong Disneyland’s capital expenditures beginning April 1, 2004.

     Media Networks’ capital expenditures consist principally of investments in facilities and equipment. Parks and Resorts’ capital expenditures are primarily for new rides and attractions, capital improvements and equipment. Corporate capital expenditures are primarily for information technology hardware and software.

Financing Activities

     During the nine months ended June 30, 2004, the Company’s borrowing activity, including activity for Euro Disney and Hong Kong Disneyland commencing on April 1, 2004, was as follows:

(unaudited, in millions)	Additions	Payments	Total
Commercial paper borrowings (net change)	$100	$—	$100
US medium term notes and other USD denominated debt	—	(773)	(773)
European medium term notes	—	(420)	(420)
Privately placed debt	—	(44)	(44)
Other	12	(50)	(38)

	112	(1,287)	(1,175)
EDL borrowings	—	(14)	(14)
HKDL borrowings	67	—	67

Total	$179	$(1,301)	$(1,122)

THE WALT DISNEY COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(continued)

     As of June 30, 2004, total commercial paper borrowings were $100 million. The Company’s commercial paper program is supported by the following bank facilities:

	Committed	Capacity	Unused
	Capacity	Used	Capacity
Bank facilities expiring 2005(1)	$2,250	$—	$2,250
Bank facilities expiring 2009(1)(2)	2,250	209	2,041

Total	$4,500	$209	$4,291

(1)	These bank facilities allow for borrowings at LIBOR-based rates plus a spread, which depends on the Company’s public debt rating as well as on amount drawn, and can range from 0.175% to 0.575%. As of June 30, 2004, the Company had not borrowed under these bank facilities. Our bank facilities were renewed on February 25, 2004 on substantially the same terms as our previous facilities.

(2)	The Company also has the ability to issue up to $500 million of letters of credit under this facility, which if utilized, reduces available borrowing capacity. As of June 30, 2004, $209 million of letters of credit had been issued under this facility.

     The Company expects to use commercial paper borrowings up to the amount of its above unused bank facilities, in conjunction with term debt issuance and operating cash flow, to retire or refinance other borrowings before or as they come due.

     The Company has filed a U.S. shelf registration statement which allows the Company to borrow up to $7.5 billion of which $1.8 billion was available at June 30, 2004. The Company also has a Euro medium-term note program, which permits issuance of up to approximately $4 billion of debt instruments, of which $2.9 billion is available at June 30, 2004.

     The Company declared a $430 million dividend ($0.21 per share) on December 2, 2003 related to fiscal 2003, which was paid on January 6, 2004 to shareholders of record on December 12, 2003. The Company paid a $429 million dividend ($0.21 per share) during the second quarter of fiscal 2003 related to fiscal 2002.

     We believe that the Company’s financial condition is strong and that its cash balances, other liquid assets, operating cash flows, access to debt and equity capital markets and borrowing capacity, taken together, provide adequate resources to fund ongoing operating requirements and future capital expenditures related to the expansion of existing businesses and development of new projects. However, the Company’s operating cash flow and access to the capital markets can be impacted by macroeconomic factors outside of its control. In addition to macroeconomic factors, the Company’s borrowing costs can be impacted by short and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on the Company’s performance as measured by certain credit measures such as interest coverage and leverage ratios. As of June 30, 2004, Moody’s Investors Service’s long and short-term debt ratings for the Company were Baal and P-2, respectively, with stable outlook; and Standard & Poor’s long and short-term debt ratings for the Company were BBB+ and A-2, respectively, with negative outlook. On July 13, 2004, Standard & Poor’s changed the Company’s ratings outlook from negative to stable. The Company’s bank facilities contain only one financial covenant, relating to interest coverage, which the Company met on June 30, 2004, by a significant margin.

THE WALT DISNEY COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(continued)

COMMITMENTS AND CONTINGENCIES

Broadcast Programming Commitments

     At June 30, 2004, contractual commitments to purchase broadcast programming rights totaled $9.8 billion, including $0.8 billion for available programming and $7.0 billion for sports programming rights, primarily NFL, NBA, college football, MLB and NHL.

     Contractual commitments relating to broadcast programming rights are payable as follows (in billions):

2004	$1.2
2005	3.5
2006	2.4
2007	1.2
2008	1.0
Thereafter	0.5

$9.8

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

Legal and Tax Matters

     As disclosed in the Notes 13 and 14 to the Condensed Consolidated Financial Statements, the Company has exposure for certain legal and tax matters.

Aircraft leveraged lease investment

     As disclosed in Note 4 to the Condensed Consolidated Financial Statements, the Company’s $174 million aircraft leveraged lease investments are exposed to the credit risk of the carriers. As discussed in Note 4, we are closely monitoring the situation with Delta Air Lines, with which we have a lease investment with a carrying value of $119 million. If the air carriers with which we have investments are unable to make the lease payments or terminate the leases through a bankruptcy proceeding, these investments could become partially or fully impaired.

Contractual guarantees

     See Note 13 to the Condensed Consolidated Financial Statements for information regarding the Company’s contractual guarantees.

Euro Disney

     As described in Note 7 to the Condensed Consolidated Financial Statements, the Company has signed a Memorandum of Agreement with respect to Euro Disney that remains subject to negotiation and, if approved, would commit it to make certain investments in and advances to Euro Disney (its consolidated subsidiary).

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

Film and Television Revenues and Costs

     We expense the cost of film and television production and participations as well as certain multi-year sports rights over the applicable product life cycle based upon the ratio of the current period’s gross revenues to the estimated remaining total gross revenues or on a straight-line basis, as appropriate. These estimates are calculated on an individual production basis for film and television and on an individual contract basis for sports rights. Estimates of total gross revenues can change due to a variety of factors, including adverting rates and the level of market acceptance of the production.

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

     Costs of film and television productions and programming costs for our television and cable networks are subject to valuation adjustments pursuant to applicable accounting rules. The net realizable value of the television broadcast program licenses and rights are reviewed using a daypart methodology. The Company’s dayparts are: early morning, daytime, late night, prime time, news, children and sports (includes network and cable). A daypart is defined as an aggregation of programs broadcast during a particular time of day or programs of a similar type. The net realizable values of other cable programming assets are reviewed on an aggregated basis for each cable channel. Estimated values are based upon assumptions about future demand and market conditions. If actual demand or market conditions are less favorable than our projections, film and television programming asset write-downs may be required.

Revenue Recognition

     The Company has revenue recognition policies for its various operating segments, which are appropriate to the circumstances of each business. See Note 2 to the Consolidated Financial Statements in the 2003 Annual Report for a summary of these revenue recognition policies.

     We record reductions to revenues for estimated future returns of merchandise, primarily home video, DVD and software products, and for customer programs and sales incentives. These estimates are based upon historical return experience, current economic trends and projections of customer demand for and acceptance of our products. If we underestimate the level of returns in a particular period, we may incur additional expense in later periods when returns exceed the predicted amount. Conversely, if we overestimate the level of returns for a period, we may have additional revenue in later periods when returns are less than predicted.

THE WALT DISNEY COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(continued)

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

Goodwill, Intangible Assets, Long-lived Assets and Investments

     Goodwill and other intangible assets must be tested for impairment on an annual basis. We completed our impairment testing as of September 30, 2003 and determined that there were no impairments of goodwill or other intangible assets. In assessing the recoverability of goodwill and other intangible assets, market values and projections regarding estimated future cash flows and other factors are used to determine the fair value of the respective assets. If these estimates or related projections change in the future, we may be required to record impairment charges for these assets.

     For purposes of performing the impairment test for goodwill and other intangible assets as required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142), we established the following reporting units: Cable Networks, Television Broadcasting, Radio, Studio Entertainment, Consumer Products and Parks and Resorts.

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

THE WALT DISNEY COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(continued)

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

Income Tax Audits

     As a matter of course, the Company is regularly audited by federal, state and foreign tax authorities. From time to time, these audits result in proposed assessments. The Internal Revenue Service (IRS) has completed its examination of the Company’s federal income tax returns for 1993 through 1995 and has proposed assessments that challenge certain of the Company’s tax positions. The Company has negotiated the settlement of a number of these proposed assessments, and is pursuing an administrative appeal before the IRS with regard to the remainder. If the remaining proposed assessments are upheld through the administrative and legal process, they could have a material impact on the Company’s earnings and cash flow. However, the Company believes that its tax positions comply with applicable tax law and intends to defend its positions vigorously. The Company believes it has adequately provided for any reasonably foreseeable outcome related to these matters. Accordingly, although their ultimate resolution may require additional cash tax payments, the Company does not anticipate any material adverse earnings impact from these matters.

Accounting Changes

     See Note 3 to the Condensed Consolidated Financial Statements for the impact that certain accounting changes have or will have on the Company’s results.

MARKET RISK

Interest Rate Risk Management

     The Company is exposed to the impact of interest rate changes. Our objective is to manage the impact of interest rate changes on earnings and cash flows and on the market value of the Company’s investments and borrowings. We maintain fixed-rate debt as a percentage of our net debt between minimum and maximum percentages, which are set by policy.

     We use interest rate swaps and other derivative instruments to manage net exposure to interest rate changes related to our borrowings and investments and to lower the Company’s overall borrowing costs. We do not enter into interest rate swaps for speculative purposes. Significant interest rate risk management instruments held by the Company during the quarter included receive-fixed and pay-fixed swaps and interest rate caps. Receive-fixed swaps, which expire in one to 18 years, effectively convert medium- and long-term fixed rate obligations to LIBOR-indexed variable rate instruments. Pay-fixed swaps, which expire in one year, effectively convert floating-rate obligations to fixed-rate instruments. Interest rate caps, which expire in two years, establish a ceiling on the rate paid on borrowings.

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

     We use forward and option strategies that provide for the sale of foreign currencies to hedge probable, but not firmly committed, revenues. We also use forward contracts to hedge foreign currency assets and liabilities. These forward and option contracts generally mature within five years. Additionally, we have entered into certain forwards with maturities in excess of five years with the express approval of the Company’s risk management committee. While these hedging instruments are subject to fluctuations in value, such fluctuations should offset changes in the value of the underlying exposures being hedged. The principal currencies hedged are the European euro, Japanese yen, British pound and Canadian dollar. Cross-currency swaps are used to hedge foreign currency-denominated borrowings.

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

     Based on their evaluation as of June 30, 2004, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

     (b) Changes in Internal Controls. In fiscal 2002, the Company initiated a company-wide implementation of new integrated finance and human resources applications software, related information technology systems, and enterprise wide shared services (the new systems). As of September 30, 2003, a substantial number of the Company’s business units were using the new systems. As of June 30, 2004, the majority of the Company’s businesses are using the new systems. The implementation has involved changes in systems that included internal controls, and accordingly, these changes have required changes to our system of internal controls. We have reviewed each system as it is being implemented and the controls affected by the implementation of the new systems and made appropriate changes to affected internal controls as we implemented the new systems. We believe that the controls as modified are appropriate and functioning effectively.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

     Since our most recent periodic report, developments identified below occurred in the following legal proceedings. For information on certain other proceedings, see Note 13 to the Condensed Consolidated Financial Statements included in this report.

     In re The Walt Disney Company Derivative Litigation. William and Geraldine Brehm and thirteen other individuals filed an amended and consolidated complaint on May 28, 1997 in the Delaware Court of Chancery seeking, among other things, a declaratory judgment against each of the Company’s directors as of December 1996 that the Company’s 1995 employment agreement with its former president Michael S. Ovitz, was void, or alternatively that Mr. Ovitz’s termination should be deemed a termination “for cause” and any severance payments to him forfeited. On October 8, 1998, the Delaware Court of Chancery dismissed all counts of the amended complaint. Plaintiffs appealed, and on February 9, 2000, the Supreme Court of Delaware affirmed the dismissal but ruled also that plaintiffs should be permitted to file an amended complaint in accordance with the Court’s opinion. The plaintiffs filed their amended complaint on January 3, 2002. On February 6, 2003, the Company’s directors’ motion to dismiss the amended complaint was converted by the Court to a motion for summary judgment and the plaintiffs were permitted to take discovery. The Company and its directors answered the amended complaint on April 1, 2003. On May 28, 2003, the Court (treating as a motion to dismiss the motion for summary judgment into which it had converted the original motion on February 6, 2003) denied the directors’ motion to dismiss the amended complaint. Trial is scheduled to commence on October 18, 2004.

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

     Stephen Slesinger, Inc. v. The Walt Disney Company. In this lawsuit, filed on February 27, 1991 in the Los Angeles County Superior Court, the plaintiff claims that a Company subsidiary defrauded it and breached a 1983 licensing agreement with respect to certain Winnie the Pooh properties, by failing to account for and pay royalties on revenues earned from the sale of Winnie the Pooh movies on videocassette and from the exploitation of Winnie the Pooh merchandising rights. The plaintiff seeks damages for the licensee’s alleged breaches as well as confirmation of the plaintiff’s interpretation of the licensing agreement with respect to future activities. The plaintiff also seeks the right to terminate the agreement on the basis of the alleged breaches. If each of the plaintiff’s claims were to be confirmed in a final judgment, damages as argued by the plaintiff could total as much as several hundred million dollars and adversely impact the value to the Company of any future exploitation of the licensed rights. The Company disputes that the plaintiff is entitled to any damages or other relief of any kind, including termination of the licensing agreement. On April 24, 2003, the matter was removed to the United States District Court for the Central District of California, which, on May 19, 2003, dismissed certain claims and remanded the matter to the Los Angeles Superior Court. The Company appealed from the District Court’s order to the Court of Appeals for the Ninth Circuit. On March 29, 2004, the Superior Court granted the Company’s motion for terminating sanctions against the plaintiff for a host of discovery abuses, including the withholding, alteration, and theft of documents and other information, and, on April 5, 2004, dismissed plaintiff’s case with prejudice. On May 6, 2004, the plaintiff moved to disqualify the judge who issued the March 29, 2004 decision, and on May 13, 2004, the plaintiff moved for a “new trial” on the issue of the terminating sanctions. On July 19, 2004, the plaintiff’s motion to disqualify the judge who issued the March 29, 2004 decision was denied, and on August 2, 2004, the plaintiff filed with the state Court of Appeal a petition for a writ of mandate to challenge the denial.

PART II. OTHER INFORMATION (continued)

ITEM 1. Legal Proceedings — (continued)

     Milne and Disney Enterprises, Inc. v. Stephen Slesinger, Inc. On November 5, 2002, Clare Milne, the granddaughter of A. A. Milne, author of the Winnie the Pooh books, and the Company’s subsidiary Disney Enterprises, Inc. filed a complaint against Stephen Slesinger, Inc. (“SSI”) in the United States District Court for the Central District of California. On November 4, 2002, Ms. Milne served notices to SSI and the Company’s subsidiary terminating A. A. Milne’s prior grant of rights to Winnie the Pooh, effective November 5, 2004, and granted all of those rights to the Company’s subsidiary. In their lawsuit, Ms. Milne and the Company’s subsidiary seek a declaratory judgment, under United States copyright law, that Ms. Milne’s termination notices were valid; that SSI’s rights to Winnie the Pooh in the United States will terminate effective November 5, 2004; that upon termination of SSI’s rights in the United States, the 1983 licensing agreement that is the subject of the Stephen Slesinger, Inc. v. The Walt Disney Company lawsuit will terminate by operation of law; and that, as of November 5, 2004, SSI will be entitled to no further royalties for uses of Winnie the Pooh. In January 2003, SSI filed (a) an answer denying the material allegations of the complaint and (b) counterclaims seeking a declaration (i) that Ms. Milne’s grant of rights to Disney Enterprises, Inc. is void and unenforceable and (ii) that Disney Enterprises, Inc. remains obligated to pay SSI royalties under the 1983 licensing agreement. SSI also filed a motion to dismiss the complaint or, in the alternative, for summary judgment. On May 8, 2003, the Court ruled that Milne’s termination notices are invalid and dismissed SSI’s counterclaims as moot. Following further motions, on August 1, 2003, SSI filed an amended answer and counterclaims and a third-party complaint against Harriet Hunt (heir to E. H. Shepard, illustrator of the original Winnie the Pooh stories), who had served a notice of termination and a grant of rights similar to Ms. Milne’s. By order dated October 27, 2003, the Court certified an interlocutory appeal from its May 8 order to the Court of Appeals for the Ninth Circuit, but on January 15, 2004, the Court of Appeals denied the Company’s and Milne’s petition for an interlocutory appeal. By order dated August 3, 2004, the Court granted SSI leave to amend its answer to assert counterclaims against the Company allegedly arising from the Milne and Hunt terminations and the grant of rights to the Company’s subsidiary for (a) unlawful and unfair business practices; and (b) breach of the 1983 licensing agreement.

     Management believes that it is not currently possible to estimate the impact if any, that the ultimate resolution of these matters will have on the Company’s results of operations, financial position or cash flows.

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

PART II. OTHER INFORMATION (continued)

     ITEM 2. Changes on Securities and Use of Proceeds

     The following table provides information about purchases by The Walt Disney Company during the quarter ended June 30, 2004 of equity securities that are registered by The Walt Disney Company pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
Total
			Number of	Maximum
			Shares	Number of
			Purchased as	Shares that
			Part of	May Yet Be
	Total		Publicly	Purchased
	Number of	Average	Announced	Under the
	Shares	Price Paid	Plans or	Plans or
Period	Purchased (1)	per Share	Programs	Programs(2)
04/01/04 - 04/30/04	173,593	$24.88	—	330 million
05/01/04 - 05/31/04	161,230	$23.10	—	330 million
06/01/04 - 06/30/04	149,572	$24.79	—	330 million

Total	484,395	$24.26	—	330 million

(1)	484,395 shares were purchased on the open market to provide shares to participants in the Walt Disney Investment Plan (WDIP) and Employee Stock Purchase Plan (ESPP).

(2)	Under a share repurchase program most recently reaffirmed by the Company’s Board of Directors on April 21, 1998, and implemented effective June 10, 1998, the Company was authorized to repurchase up to 400 million shares of its common stock. The repurchase program does not have an expiration date.

PART II. OTHER INFORMATION (continued)

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

See Index of Exhibits.

(b)	Reports on Form 8-K

The following current report on Form 8-K was filed by the Company during the Company’s third fiscal quarter:

(1)	Current report on Form 8-K dated May 12, 2004, with respect to Items 7 and 12 and setting forth the earnings release for the quarter ended March 31, 2004.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WALT DISNEY COMPANY

(Registrant)

By:
/s/ THOMAS O. STAGGS

(Thomas O. Staggs, Senior Executive Vice President
and Chief Financial Officer)

August 10, 2004
Burbank, California

INDEX OF EXHIBITS

Document Incorporated by Reference
from a Previous Filing or Filed or
Number and Description of Exhibit		Furnished Herewith, as Indicated
(Numbers Coincide with Item 601 of Regulation S-K)		below
3(a)	Amended and Restated Bylaws of the Company	Filed Herewith

10(a)	Description of Directors Compensation	Incorporated by reference to Report on Form 8-K filed July 2, 2004

31(a)	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

31(b)	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32(a)	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished

32(b)	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished

* A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.