Form 10-K
period 2004-09-30
WALT DISNEY CO/
filed 2004-12-13
CIK 1001039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2004

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes     ✓     No

      Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [     ]
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes     ✓     No
      The aggregate market value of common stock held by non-affiliates (based on the closing price on the last business day of the registrant’s most recently completed second fiscal quarter as reported on the New York Stock Exchange-Composite Transactions) was $51.3 billion. All executive officers and directors of the registrant and all persons filing a Schedule 13D with the Securities and Exchange Commission in respect to registrant’s common stock have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.
      There were 2,043,283,262 shares of common stock outstanding as of December 6, 2004.

Documents Incorporated by Reference

      Certain information required for Part III of this report is incorporated herein by reference to the proxy statement for the 2005 annual meeting of the Company’s shareholders.

THE WALT DISNEY COMPANY AND SUBSIDIARIES

[This Page Intentionally Left Blank]

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

      Information on revenues, operating income, identifiable assets and supplemental revenue of the Company’s business segments and by geographical area appears in Note 1 to the Consolidated Financial Statements included in Item 8 hereof. The Company employed approximately 129,000 people as of September 30, 2004.

MEDIA NETWORKS

      The Media Networks segment is comprised of television broadcast, radio and cable operations. The television broadcast businesses include the ABC Television Network as well as ten owned stations. Radio operations consist of the ABC Radio Networks and 71 owned stations. Cable operations consist primarily of the ESPN and Disney Channel Networks.

Domestic Broadcast Television Networks

      The Company operates the ABC Television Network, which as of September 30, 2004 had 226 primary affiliated stations operating under agreements reaching 99% of all U.S. television households. The ABC Television Network broadcasts programs in “dayparts” as follows: early morning, daytime, late night, prime time, news, children and sports.

      Generally, the television network produces its own programs or acquires broadcast rights from other producers and rights holders for network programming, and pays varying amounts of compensation to affiliated stations for broadcasting the programs and commercial announcements included therein. Network operations derives substantially all of its revenues from the sale to advertisers of time in network programs for commercial announcements. The ability to sell time for commercial announcements and the rates received are primarily dependent on the size and nature of the audience that the network can deliver to the advertiser as well as overall advertiser demand for time on network broadcasts.

Domestic Broadcast Television Stations

      We own nine very high frequency (VHF) television stations, five of which are located in the top ten markets in the United States and one ultra high frequency (UHF) television station. Our television stations, all of which are affiliated with the ABC Television Network, transmitting both analog and digital signals, reach 24% of the nation’s television households.

      Markets, frequencies and other station details are as follows:

			Television
		Analog	Market
Market	TV Station	Channel	Ranking(1)

New York, NY	WABC-TV	7	1
Los Angeles, CA	KABC-TV	7	2
Chicago, IL	WLS-TV	7	3
Philadelphia, PA	WPVI-TV	6	4
San Francisco, CA	KGO-TV	7	5
Houston, TX	KTRK-TV	13	11
Raleigh-Durham, NC	WTVD-TV	11	29
Fresno, CA	KFSN-TV	30	57
Flint, MI	WJRT-TV	12	64
Toledo, OH	WTVG-TV	13	69

(1)	Based on Nielsen Media Research, U.S. Television Household Estimates, January 1, 2004

Cable/Satellite Networks and International Broadcast Operations

      Our cable/satellite and international broadcast operations are principally involved in the distribution of television programming, the licensing of programming to domestic and international markets and investing in foreign television broadcasting, production and distribution entities.

      Generally, the cable networks produce their own programs or acquire programming rights from other producers and rights holders for network programming. Cable operations derive substantially all of their revenues from affiliate fees charged to cable service providers and/or the sale to advertisers of time in network programs for commercial announcements. The amounts that we can charge for our cable services are largely dependent on competition and the quality and quantity of programming that we can provide. The ability to sell time for commercial announcements and the rates received are primarily dependent on the size and nature of the audience that the network can deliver to the advertiser as well as overall advertiser demand.

      Cable properties, the Company’s ownership percentage and subscribers as of September 30, 2004 are set forth in the following table:

		Subscribers
Property	Ownership %	(in millions)

ESPN	80.0	89
ESPN2	80.0	88
ESPN Classic	80.0	55
ESPNEWS	80.0	43
Disney Channel	100.0	85
International Disney Channels	100.0	31
Toon Disney	100.0	48
SOAPnet	100.0	39
ABC Family Channel	100.0	88
JETIX Europe	75.1	37
JETIX Latin America	100.0	11
A&E	37.5	89
The History Channel	37.5	87
The Biography Channel	37.5	31

		Subscribers
Property	Ownership %	(in millions)

History International	37.5	18
A&E International	37.5	47
Lifetime Television	50.0	88
Lifetime Movie Network	50.0	43
Lifetime Real Women	50.0	5
E! Entertainment Television	39.6	85
Style	39.6	38

      The Company has various other international investments in broadcast and cable properties in addition to those listed in the above table.

      ESPN. ESPN, Inc. operates five domestic television sports networks: ESPN, ESPN2, ESPN Classic, ESPNEWS (which is a stand-alone network or a wraparound service for some regional sports networks) and ESPN Deportes (a Spanish language network launched in January 2004). ESPN also operates a high-definition television simulcast service, ESPN HD. ESPN, Inc. owns, has equity interests in, or has distribution agreements with 29 international networks, reaching households in more than 190 countries and territories. In addition, ESPN holds a 50% equity interest in ESPN STAR Sports, which delivers sports programming throughout most of Asia, a 70% equity interest in ESPN Classic Europe, LLC., which delivers classic sports programming throughout Europe, and a 29.92% equity interest in CTV Specialty Television, Inc., which owns The Sports Network, Le Réseau des Sports, ESPN Classic Canada, the NHL Network and Discovery Canada, among other media properties in Canada.

      ESPN also operates several other brand extensions, including ESPN.com, an Internet sports content provider; ESPN Regional Television; ESPN Radio, which is distributed through the ABC Radio Networks; ESPN The Magazine; BASS, the largest fishing organization in the world; ESPN Enterprises, which develops branded licensing opportunities, and the ESPN Zone sports-themed dining and entertainment facilities which are included in the Parks and Resorts segment. ESPN also provides content for newer technologies such as broadband, wireless, and video-on-demand.

      Disney Channel. Disney Channel is a cable and satellite television service. Shows developed for initial exhibition on Disney Channel include comedy series such as the live-action series That’s So Raven and Phil of the Future; animated programming including Brandy & Mr. Whiskers and Dave the Barbarian, both produced by Walt Disney Television Animation; and educational preschool series like Higglytown Heroes, JoJo’s Circus for the channel’s Playhouse Disney programming block, as well as projects for its popular Disney Channel Original Movie franchise. The balance of the programming consists of products acquired from third parties and products from our owned theatrical film and television programming library.

      Disney Channel also reaches outside of the United States of America via its international operations. Programming on these operations consists primarily of the Company’s theatrical film and television programming library, products acquired from third parties and locally produced programming. We continue to explore the development of Disney Channel in other countries around the world.

      International Disney Channels, and launch dates are set forth in the following table:

Channel	Launch Date

Taiwan	March 1995
UK	October 1995
Australia	June 1996
Malaysia(1)	October 1996
France	March 1997
Middle East	April 1997
Spain	April 1998
Italy	October 1998
Germany	October 1999
Philippines(1)	January 2000
Singapore(1)	February 2000
Brunei(1)	February 2000
North Latin America(2)	July 2000
South Latin America(2)	July 2000
Brazil	April 2001
Portugal	November 2001
South Korea(1)	March 2002
Indonesia(1)	July 2002
Sweden(3)	February 2003
Norway(3)	February 2003
Denmark(3)	February 2003
Japan	November 2003
New Zealand(4)	December 2003
Hong Kong(1)	March 2004
India	December 2004

(1)	Represents feed extensions from the Asia regional channel.

(2)	Represents feed extensions from the Latin America regional channel.

(3)	Represents feed extensions from the Scandinavian regional channel.

(4)	Represents feed extensions from the Australian regional channel.

      Toon Disney. Toon Disney which was launched in 1998, is intended to appeal to children and features an array of family-friendly, predominantly animated programming from the Disney library and is the primetime home of JETIX. This year, Toon Disney added several new series in the JETIX block including Spider-Man, Power Rangers DinoThunder, Beyblade VForce, Digimon and the original animated series Super Robot Monkey Team Hyperforce Go!, produced by Walt Disney Television Animation.

      SOAPnet. SOAPnet was launched in January 2000 and offers a wide variety of soap opera and related programming 24 hours a day, seven days a week. SOAPnet’s primetime schedule features same-day repeat telecasts of the top-rated daytime series including All My Children, Days of our Lives, One Life To Live and General Hospital. In addition, the network provides inside access to stars and storylines with original programs, including the Emmy-nominated one-hour talk show, Soap Talk and the biography show Soapography. SOAPnet also offers primetime classics including Melrose Place,

Dynasty, Dallas and Knots Landing, as well as former daytime series Port Charles, Ryan’s Hope and Another World.

      ABC Family. In October 2001, the Company acquired Fox Family Worldwide, Inc., which was renamed ABC Family Worldwide, Inc. ABC Family operates the ABC Family Channel, a television programming service, JETIX Europe (formerly known as Fox Kids Europe), and JETIX Latin America (formerly known as Fox Kids Latin America.) ABC Family Channel programming consists of product acquired from third parties and the ABC Television Network and products from our owned theatrical film library along with original programming. Original programming includes romantic comedy movies, reality series, scripted half-hour comedies, entertainment specials and action series.

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

      E! Entertainment. E! Entertainment Television is a television programming service focused on the entertainment world. E! Entertainment Television also launched Style, in 1998, a 24-hour television service devoted to style, beauty and home design.

      The Company’s share of the financial results of A&E, Lifetime, E! Entertainment as well as other broadcast and cable equity investments is reported under the heading “Equity in the income of investees” in the Company’s Consolidated Statements of Income.

Television Production and Distribution

      We also develop and produce television programming for distribution to global broadcasters and cable and satellite operators, including the major television networks, Disney Channel and other cable and satellite networks, under the Buena Vista Television, Buena Vista Production, Touchstone Television and Walt Disney Television labels. Program development is carried out in collaboration with a number of independent writers, producers and creative teams, with a focus on the development, production and distribution of half-hour comedies and one-hour dramas for network primetime broadcast. The one-hour drama Alias and the half-hour comedies My Wife and Kids, According to Jim, Scrubs (for NBC), 8 Simple Rules, Less Than Perfect and Hope and Faith were all renewed for the 2004/2005 television season. In addition, According to Jim will enter the syndication market in 2006. New primetime series that premiered in the fall of 2004 included the half-hour comedy Rodney, and the one-hour dramas Kevin Hill (for UPN), Lost, Life As We Know It and Desperate Housewives. Planned midseason shows include the one-hour drama Grey’s Anatomy. For the ABC Family Channel, the Company produces the successful children’s program, Power Ranger Dino Thunder, the latest version of the popular Power Rangers franchise.

      Under the Walt Disney Television and Buena Vista Television labels the Company develops and produces animated children’s television programming for distribution to global broadcasters, including Disney Channel, the ABC Television Network, and other cable broadcasters.

      The fall 2004 season on Disney Channel sees the return of Disney’s Kim Possible and Disney’s Lilo & Stitch with new episodes. Upcoming Disney Channel series premieres include Disney’s American Dragon: Jake Long in early 2005. The 2004/2005 ABC Saturday morning television season returns under the name ABC Kids. ABC Kids is a line-up of animated and live-action series that include, Lizzie McGuire, Power Rangers, The Proud Family, Disney’s Lilo and Stitch, That’s So Raven, Disney’s Fillmore, Disney’s Kim Possible as well as Phil of the Future.

      The Company also licenses its animated television properties in a number of foreign television markets. In addition, we syndicate certain of our television programs abroad, including The Disney Club, a weekly series produced for foreign markets.

      The Company also produces original television movies for The Wonderful World of Disney, which the ABC network airs on Saturday evenings.

      We also produce a variety of primetime specials for exhibition on network television, as well as live-action syndicated programming, which includes Live! with Regis and Kelly and The Tony Danza Show, daily talk shows, Ebert & Roeper, a weekly motion picture review program, and game shows, such as Who Wants to Be a Millionaire.

Domestic Broadcast Radio Networks and Stations

      We also operate the ABC Radio Networks, which provide programming to nearly 4,800 affiliated radio stations reaching approximately 124 million domestic listeners weekly. We own 51 standard AM radio stations and 20 FM radio stations. The ABC Radio Networks produce and distribute to affiliates a variety of programs and formats, including ABC News Radio and other news network programming, syndicated talk and music programs, ABC Sports programming and 24-hour music formats. In addition, the ABC Radio Networks produce Radio Disney, a 24-hour music and talk format intended to appeal to children and their parents. Radio Disney is carried in 57 markets, covering more than 61 percent of the U.S. market. ABC Radio Networks also distributes the ESPN Radio format, which is carried on more than 700 stations, including 275 full-time (five of which are owned by the Company), making it the largest radio sports network in the United States.

      Of the Company’s 41 owned radio stations located in the top 20 U.S. advertising markets, 23 carry predominantly locally originated music and talk programming, 13 carry the Radio Disney format and four carry the ESPN Radio format. Of the Company’s 30 radio stations in the non-top-20 markets, 27 carry the Radio Disney format. Our radio stations reach 16 million people weekly in the top 20 United States advertising markets.

      The business model for the Radio Networks is substantially the same as the ABC Television Network.

      Markets, frequencies and other station details are as follows:

			Radio
	Radio		Market
Market	Station	Frequency	Ranking(1)

New York, NY	WABC	AM	1
New York, NY	WPLJ	FM	1
New York, NY	WEPN	AM	1
Los Angeles, CA	KABC	AM	2
Los Angeles, CA	KSPN	AM	2
Los Angeles, CA	KDIS	AM	2
Los Angeles, CA	KLOS	FM	2
Chicago, IL	WLS	AM	3
Chicago, IL	WMVP	AM	3
Chicago, IL	WRDZ	AM	3
Chicago, IL	WZZN	FM	3
San Francisco, CA	KGO	AM	4
San Francisco, CA	KSFO	AM	4
San Francisco, CA	KMKY	AM	4
Dallas-Fort Worth, TX	WBAP	AM	5
Dallas-Fort Worth, TX	KMKI	AM	5

			Radio
	Radio		Market
Market	Station	Frequency	Ranking(1)

Dallas-Fort Worth, TX	KTYS	FM	5
Dallas-Fort Worth, TX	KSCS	FM	5
Dallas-Fort Worth, TX	KESN	FM	5
Philadelphia, PA	WWJZ	AM	6
Houston, TX	KMIC	AM	7
Washington, D.C.	WMAL	AM	8
Washington, D.C.	WRQX	FM	8
Washington, D.C.	WJZW	FM	8
Boston, MA	WMKI	AM	9
Detroit, MI	WJR	AM	10
Detroit, MI	WDVD	FM	10
Detroit, MI	WDRQ	FM	10
Atlanta, GA	WDWD	AM	11
Atlanta, GA	WKHX	FM	11
Atlanta, GA	WYAY	FM	11
Miami, FL	WMYM	AM	12
Seattle, WA	KKDZ	AM	14
Phoenix, AZ	KMIK	AM	15
Minneapolis, MN	KDIZ	AM	16
Minneapolis, MN	KQRS	FM	16
Minneapolis, MN	KXXR	FM	16
Minneapolis, MN(2)	WGVX	FM	16
Minneapolis, MN(2)	WGVY	FM	16
Minneapolis, MN(2)	WGVZ	FM	16
St. Louis, MO	WSDZ	AM	19
Tampa, FL	WWMI	AM	21
Denver, CO	KDDZ	AM	22
Pittsburgh, PA	WEAE	AM	23
Portland, OR	KDZR	AM	24
Portland, OR	KKSL	AM	24
Cleveland, OH	WWMK	AM	25
Sacramento, CA	KIID	AM	26
Kansas City, MO	KPHN	AM	29
San Antonio, TX	KRDY	AM	30
Salt Lake City, UT	KWDZ	AM	31
Milwaukee, WI	WKSH	AM	32
Providence, RI	WDDZ	AM	34
Charlotte, NC	WGFY	AM	36
Orlando, FL	WDYZ	AM	39
Norfolk, VA	WHKT	AM	40
Norfolk, VA	WPMH	AM	40
Indianapolis, IN	WRDZ	FM	41
New Orleans, LA	WBYU	AM	46
West Palm Beach, FL	WMNE	AM	47
Hartford, CT	WDZK	AM	50
Jacksonville, FL	WBWL	AM	50
Louisville, KY	WDRD	AM	55
Richmond, VA	WDZY	AM	56

			Radio
	Radio		Market
Market	Station	Frequency	Ranking(1)

Albany, NY	WDDY	AM	64
Tulsa, OK	KMUS	AM	65
Albuquerque, NM	KALY	AM	71
Little Rock, AR	KDIS	FM	86
Mobile, AL	WQUA	FM	94
Wichita, KS	KQAM	AM	95
Flint, MI	WFDF	AM	126

(1)	Based on 2004 Arbitron Radio Market Rank

(2)	The three radio signals are operated as a single station

Internet

      The Internet operations of the Media Networks segment develop, publish and distribute content for online and wireless services intended to appeal to broad consumer interest in sports, news, family and entertainment. Internet Web sites and products include ABC.com, ABCNEWS.com, Disney.com, ESPN.com and Enhanced TV. The Company’s Internet operations derive revenue from a combination of advertising and sponsorships, subscription services and e-commerce.

      ABC.com is the official Web site of the ABC Television Network, while ABCNEWS.com draws on the knowledge and expertise of ABC News correspondents throughout the world. ABCNEWS.com offers subscription broadband services that provide on-demand access to leading ABC News shows, such as World News Tonight with Peter Jennings and Nightline, through alliances with AOL Broadband, Comcast and Real Networks.

      Disney.com is a centralized Disney web site which integrates many of the Company’s Disney-branded Internet sites including sites for the Disney Channel, The Disney Store Online, Walt Disney Parks and Resorts, and Walt Disney Pictures.

      Enhanced TV provides interactive television programming and advertising services during ABC telecasts, such as Monday Night Football.

      ESPN.com delivers comprehensive sports news, information and video to millions of fans each month. ESPN.com averages 16 million users per month.

Competition

      The ABC Television Network, Disney Channel, ESPN, ABC Family Channel and our other broadcast and cable/satellite services compete for viewers primarily with other television networks, independent television stations and other video media, such as cable and satellite television programming services, videocassettes and DVDs and the Internet. In the sale of advertising time, the broadcasting operations compete with other television networks, independent television stations, suppliers of cable/satellite services and other advertising media such as newspapers, magazines, billboards and the Internet. The ABC Radio Networks likewise compete with other radio networks and radio programming services, independent radio stations and other advertising media.

      The Company’s television and radio stations compete with other television and radio stations, cable and satellite programming services, videocassettes, DVDs and other advertising media such as newspapers, magazines, billboards and the Internet. Competition occurs primarily in individual market areas. A television or radio station in one market generally does not compete directly with stations in other market areas.

      The growth in the cable/satellite industry’s share of viewers has resulted in increased competitive pressures for advertising revenues. The Company’s cable/satellite networks also face competition for carriage by cable and satellite service operators and distributors. The Company’s contractual agreements with cable and satellite operators are renewed or renegotiated from time to time in the ordinary course of business. Consolidation and other market conditions in the cable and satellite distribution industry and other factors may adversely affect the Company’s ability to obtain and maintain contractual terms for the distribution of its various cable and satellite programming services that are as favorable as those currently in place.

      The Company’s Media Networks segment also competes for the acquisition of sports and other programming. The market for programming is very competitive, particularly the markets for sports programming. The Company currently has sports rights agreements with the four major professional sports organizations – NFL, NBA, MLB and NHL – as well as for other sporting events, including, the College Football Bowl Championship Series, various college football and basketball conferences, the PGA Tour, and the Indy Racing League including the Indianapolis 500. The current agreement with the NFL expires after the telecast of the 2006 Pro Bowl.

      Events of this kind for which the Company secures rights from third parties are an integral part of our programming strategy and, when combined with news and information and original programming, enable us to deliver a full complement of sports assets to our fans, advertisers and distributors.

Federal Regulation

      Television and radio broadcasting are subject to extensive regulation by the FCC under Federal laws and regulations, including the Communications Act of 1934, as amended. Violation of FCC regulations can result in substantial monetary forfeitures, limited renewals of licenses and, in egregious cases, denial of license renewal or revocation of a license. FCC regulations that affect our Media Networks segment include the following:

•	Licensing of television and radio stations. Each of the television and radio stations we own must be licensed by the FCC. These licenses are granted for periods of up to eight years, and we must obtain renewal of licenses as they expire in order to continue operating the stations. We must also obtain FCC approval whenever we seek to have a license transferred in connection with the acquisition of a station. The FCC may decline to renew or approve the transfer of a license in certain circumstances. Although we have generally received such renewals and approvals in the past, there can be no assurance that we will always obtain necessary renewals and approvals in the future.

•	Television and radio station ownership limits. The FCC imposes limitations on the number of television stations and radio stations we can own in a specific market, on the combined number of television and radio stations we can own in a single market and on the aggregate percentage of the national audience that can be reached by television stations we own. Currently:

•	FCC regulations permit us to own an additional television station in all of the markets in which we have television stations except Toledo, Ohio, Flint, Michigan, and Raleigh – Durham, North Carolina. We do not own more than one television station in any of the ten markets in which we own a television station.

•	Federal statutes permit our stations in the aggregate to reach a maximum of 39% of the national audience (and FCC regulations attribute UHF television stations with only 50% of the television households in their market). Our stations reached approximately 24 percent of the national audience, (approximately 23 percent when calculated using the FCC’s attribution rule).

•	FCC regulations in some cases impose restrictions on our ability to acquire additional radio or television stations in the markets in which we own radio stations, but we do not believe any such limitations are material to our current business plans.

      In July 2003, the FCC adopted revised limits on television and radio station ownership. The rules adopted in this order generally would relax existing ownership restrictions and would permit entities to own more television and radio stations in some markets, but would also eliminate the 50% discount for calculating households reached by UHF television stations operated by the top four broadcast television networks (including ABC). The effectiveness of the new rules, however, was stayed by a federal court order, and the FCC has been ordered to review the rules. As a result, most of the revised rules adopted by the FCC in July 2003 are not in effect. Although it is possible that the FCC may implement more liberal media ownership rules than those currently in effect (other than those governed by statute), we cannot predict whether the revised rules will be implemented and if so, when such rules will become effective.

•	Dual networks. FCC rules currently prohibit any of the four major television networks – ABC, CBS, Fox and NBC – from being under common ownership or control. The new FCC rules, if implemented, would not modify this limitation.

•	Regulation of programming. The FCC regulates programming by, among other things, banning “indecent” programming and imposing restrictions and commercial time limits on political advertising. Broadcasters face a heightened risk of being found in violation of the indecency prohibition because of recent FCC decisions, coupled with the spontaneity of live programming. Recently, the FCC has indicated that it is stepping up enforcement activities as they apply to indecency, and has indicated it would consider license revocation for serious violations. Moreover, legislation has been introduced in Congress that would increase penalties for broadcasting indecent programming.

Federal legislation and FCC rules also limit the amount of commercial matter that may be shown on broadcast or cable channels during programming designed for children 12 years of age and younger. In addition, broadcast channels are generally required to provide a minimum of three hours per week of programming that has as a “significant purpose” meeting the educational and informational needs of children 17 years of age and younger. FCC rules also give television station owners the right to reject or refuse network programming in certain circumstances or to substitute programming that the licensee reasonably believes to be of greater local or national importance.

•	Cable and satellite carriage of broadcast television stations. With respect to cable systems operating within a television station’s Designated Market Area, FCC rules require that every three years each television station elect either “must carry” status, pursuant to which cable operators must carry a local television station in the station’s market, or “retransmission consent” status, pursuant to which the cable operator is required to negotiate with the television station to obtain the consent of the television station for carriage of its signal. Under the Satellite Home Improvement Act, satellite carriers are permitted to retransmit a local television station’s signal into its local market with the consent of the local television station. If a satellite carrier elects to carry one local station in a market, the satellite carrier must carry the signals of all local television stations that also request carriage. Certain of these satellite carriage provisions are set to expire on December 31, 2004; however, Congress is currently considering legislation that would extend this term to December 31, 2009. We cannot predict whether this legislation, or other similar legislation, will become law.

•	Digital television. FCC rules currently require full-power analog television stations, such as ours, to provide digital service on a second broadcast channel granted specifically for the phase-in of digital broadcasting. FCC rules also regulate digital broadcasting to ensure continued quality carriage of mandated free over-the-air program service. All of the Com-

pany’s stations have launched digital facilities, and we are evaluating various options with respect to use of digital channels. Under current law, all broadcasters are required to operate exclusively in digital mode and permanently surrender one of their two channels by December 31, 2006. However, the FCC has the authority in certain circumstances to extend this deadline in a particular market upon the request of a station. On September 7, 2004, the FCC established intermediate deadlines by which stations must proceed with the transition to digital, but deferred any determination as to how it would interpret its authority to extend the December 31, 2006 deadline in a particular market.

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

PARKS AND RESORTS

      The Company owns and operates the Walt Disney World Resort and Disney Cruise Line in Florida, the Disneyland Resort in California, ESPN Zone facilities in several states and The Mighty Ducks of Anaheim. The Company manages and has ownership interests in the Disneyland Resort Paris in France (also referred to as Euro Disney) and Hong Kong Disneyland, which is under construction and scheduled to open in fiscal 2005. The Company’s ownership interests in Disneyland Resort Paris and Hong Kong Disneyland are 41% and 43%, respectively. The Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 46R Consolidation of Variable Interest Entities (FIN 46R) in fiscal 2004 and as a result, consolidated the balance sheets of Euro Disney and Hong Kong Disneyland as of March 31, 2004, and the income and cash flow statements beginning April 1, 2004 (see Notes 2 and 4 to the Consolidated Financial Statements for further discussion). The Company also licenses the operations of the Tokyo Disney Resort in Japan. The Company’s Walt Disney Imagineering unit designs and develops new theme park concepts and attractions as well as resort properties.

      The businesses in the Parks and Resorts segment generate revenues predominately from the sale of admissions to the theme parks, room nights at the hotel and rentals at the resort properties. Costs consist primarily of the fixed cost base for physical properties and base level staffing necessary to operate the theme park and resort properties. In addition to the fixed cost base, there is a variable cost component that increases or decreases with the volume of business.

Walt Disney World Resort

      The Walt Disney World Resort is located 15 miles southwest of Orlando, Florida on approximately 30,500 acres of land owned by Company subsidiaries. The resort includes theme parks (the Magic Kingdom, Epcot, Disney-MGM Studios and Disney’s Animal Kingdom); hotels; vacation ownership units; a retail, dining and entertainment complex; a sports complex; conference centers; campgrounds; golf courses; water parks and other recreational facilities designed to attract visitors for an extended stay.

      The entire Walt Disney World Resort is marketed through a variety of national, international and local advertising and promotional activities. Several attractions in each of the theme parks are sponsored by corporate participants.

      Magic Kingdom – The Magic Kingdom, which opened in 1971, consists of seven themed lands: Main Street USA, Adventureland, Fantasyland, Frontierland, Liberty Square, Mickey’s Toontown Fair

and Tomorrowland. Each land provides a unique guest experience, featuring themed rides and attractions, live Disney character interaction, restaurants, refreshment areas and merchandise shops. Additionally, there are daily parades and a nighttime fireworks extravaganza Wishes.

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

      Disney-MGM Studios – The Disney-MGM Studios, which opened in 1989, consists of a theme park, a radio studio and a film and television production facility. The park centers on Hollywood as it was during the 1930’s and 1940’s and provides various attractions, themed food service and merchandise facilities. The production facility consists of three sound stages, merchandise shops and a back lot area and currently hosts both feature film and television productions. Disney-MGM Studios also features Fantasmic!, a nighttime entertainment spectacular.

      Disney’s Animal Kingdom – Disney’s Animal Kingdom, which opened in 1998, consists of a 145-foot Tree of Life centerpiece surrounded by six themed areas: Dinoland U.S.A., Africa, Rafiki’s Planet Watch, Asia, Discovery Island and Camp Minnie — Mickey. Each themed area contains adventure attractions, entertainment shows, restaurants and merchandise shops. The park features more than 300 species of mammals, birds, reptiles and amphibians and 4,000 varieties of trees and plants on more than 500 acres of land.

      Resort Facilities – As of September 30, 2004, the Company owned and operated 17 resort hotels at the Walt Disney World Resort, with a total of approximately 22,000 rooms and 318,000 square feet of conference meeting space. In addition, Disney’s Fort Wilderness camping and recreational area offers approximately 800 campsites.

      The Disney Vacation Club (DVC) offers ownership interests in 7 resort facilities, located at the Walt Disney World Resort, as well as in Vero Beach, Florida, and Hilton Head Island, South Carolina. Available units at each facility are offered for sale under a vacation ownership plan and are operated as rental property until the units are sold. Disney’s Saratoga Spring Resort & Spa in Orlando, Florida opened its first phase of vacation ownership properties in May 2004. Upon the completion of Saratoga Springs, the Walt Disney World Resort will have nearly 2,100 vacation ownership units.

      Recreational amenities and activities available at the Walt Disney World Resort include five championship golf courses, miniature golf courses, full-service spas, tennis, sailing, water skiing, swimming, horseback riding and a number of other noncompetitive sports and leisure time activities. The resort also includes two water parks: Blizzard Beach and Typhoon Lagoon.

      We have also developed a 120-acre retail, dining and entertainment complex known as Downtown Disney, which consists of the Marketplace, Pleasure Island and West Side. In addition to more than 20 specialty retail shops and restaurants, the Downtown Disney Marketplace is home to the 50,000-square-foot World of Disney retail store featuring Disney-branded merchandise. Pleasure Island, a nighttime entertainment center adjacent to the Downtown Disney Marketplace, includes restaurants, nightclubs and shopping facilities. Downtown Disney West Side is situated on 66 acres on the west side of Pleasure Island and includes a DisneyQuest facility, Cirque du Soleil, House of Blues and several retail, dining and entertainment operations.

      Disney’s Wide World of Sports, which opened in 1997, is a 220 acre sports complex providing professional caliber training and competition, festival and tournament events and interactive sports activities. The complex’s venues accommodate more than 30 different sporting events, including baseball, tennis, basketball, softball, track and field, football and soccer. Its stadium is the spring training site for MLB’s Atlanta Braves and has a seating capacity of 9,000. Additionally, the complex is the pre-season training site of the NFL’s Tampa Bay Buccaneers, and the NBA’s Orlando Magic. The Amateur Athletic Union hosts approximately 30 championship events per year at the facility.

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

Disneyland Resort

      The Company owns 456 acres and has under long-term lease an additional 56 acres of land in Anaheim, California. The Disneyland Resort includes two theme parks (Disneyland and Disney’s California Adventure), three hotels and a retail, dining and entertainment district designed to attract visitors for an extended stay.

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

Disneyland Resort Paris

      Disneyland Resort Paris is a 4,800 acre development located in Marne-la-Vallée, approximately 20 miles east of Paris, France. Euro Disney S.C.A. (Euro Disney) and its subsidiaries operate the Disneyland Resort Paris, which includes the Disneyland Park; the Walt Disney Studios Park; seven themed hotels with approximately 5,800 rooms; two convention centers; the Disney Village, a shopping, dining and entertainment center; and a 27-hole golf facility. Of the 4,800 acres comprising the site, 2,400 acres have been developed to date. The project is being developed pursuant to a 1987 master agreement with the French governmental authorities.

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

      Development of the site also continues with the Val d’Europe project, a newly constructed planned community being built near Disneyland Resort Paris. The first two phases of the city of Val d’Europe include a town center, which consists of a shopping center; a 150 room hotel; office, commercial and residential space; and a regional train station. These new developments are operated by third parties on land leased or purchased from Euro Disney. In July 2003 Euro Disney signed an agreement with a third party developer beginning the third phase of Val d’Europe. Included in this phase will be expansion of Disney Village and projects aimed at increasing Val d’Europe’s capacity to welcome new residents.

      In addition, there are several new on-site hotels which were opened in 2003 and 2004 that are owned and operated by third party developers that provide approximately 1,860 rooms. Agreements have been signed with additional third party developers to provide approximately 350 additional on-site hotel rooms and/or time share units over the next two years.

      Euro Disney is currently in the process of a financial restructuring that, if completed, will provide for an increase in capital and refinancing of its borrowings. Subject to certain deferrals, Euro Disney is required to pay royalties and management fees to the Company. (See Note 4 to the Consolidated Financial Statements for further discussion).

      The Company receives a royalty and management fee based on the performance of the operations of the park. Payment of the royalties and management fees were deferred during fiscal year 2004. The financial restructuring provides for payment of these fees on completion of the restructuring anticipated in fiscal year 2005.

Hong Kong Disneyland

      In 1999, the Company and the Government of the Hong Kong Special Administrative Region signed a master project agreement for the development and operation of Hong Kong Disneyland. Phase I of the development, which will be located on 311 acres of land on Lantau Island, includes the Hong Kong Disneyland theme park and two hotels. Hong Kong Disneyland is currently targeted to open in fiscal 2005. The master project agreement permits further phased buildout of the development under certain circumstances.

      Construction and operation of the project will be the responsibility of Hongkong International Theme Parks Limited, an entity in which the Hong Kong Government owns a 57% interest and a subsidiary of the Company owns the remaining 43%. A separate Hong Kong subsidiary of the Company is responsible for managing Hong Kong Disneyland. Based on the current exchange rate between the Hong Kong and U.S. dollars, the Company’s equity contribution obligation is limited to U.S. $314 million. As of September 30, 2004 the Company had contributed U.S. $168 million and the remaining $146 million is payable over the next two years. Once Hong Kong Disneyland commences operations, Company subsidiaries will be entitled to receive management fees and royalties in addition to the Company’s equity interest.

Tokyo Disney Resort

      Tokyo Disney Resort is located on approximately 494 acres of land, six miles east of downtown Tokyo, Japan. The resort includes two theme parks (Tokyo Disneyland and Tokyo DisneySea); two Disney-branded hotels; five independently operated hotels; several merchandise shops; and Ikspiari, a retail, dining and entertainment complex. The Company earns royalties on revenues generated by the Tokyo Disney Resort, which is owned and operated by Oriental Land Co., Ltd. (OLC), a Japanese corporation in which the Company has no investment. OLC markets the Tokyo Disney Resort primarily through a variety of local, domestic and international advertising and promotional activities. Long-term corporate partners sponsor many of the theme park attractions.

      Tokyo Disneyland, which opened in 1983, was the first Disney theme park to open outside the United States. Tokyo Disneyland consists of seven principal areas: Adventureland, Critter Country, Fantasyland, Tomorrowland, Toontown, Westernland and World Bazaar.

      Tokyo DisneySea, adjacent to Tokyo Disneyland, opened in 2001. The park is divided into seven unique “ports of call,” including Mediterranean Harbor, American Waterfront, Port Discovery, Lost River Delta, Mermaid Lagoon, Mysterious Island and Arabian Coast. The resort includes the 502-room Tokyo Disney Sea Hotel MiraCosta, the 504-room Disney Ambassador Hotel, the Disney Resort Line monorail and the Bon Voyage merchandise location and Ikspiari, a retail, dining and entertainment complex.

Disney Cruise Line

      Disney Cruise Line, which is operated out of Port Canaveral, Florida, is a cruise vacation line that includes two 85,000-ton ships, the Disney Magic and the Disney Wonder. Both ships cater to children, families and adults, with distinctly themed areas and activities for each group. Each ship features 877 staterooms, 71% of which are outside staterooms providing guests with ocean views. Cruise vacations often include a visit to Disney’s Castaway Cay, a 1,000-acre private Bahamian island. The Company packages three, four, and seven day cruise vacations with visits to the Walt Disney World Resort and also offers cruise-only options.

ESPN Zone

      The ESPN Zone concept combines three interactive areas under one roof for a complete sports and entertainment experience: the Studio Grill, offering dining in an ESPN studio environment; the Screening Room, offering fans an exciting sports viewing environment; and the Sports Arena, challenging guests with a variety of interactive and competitive attractions. The Company currently operates eight ESPN Zone restaurants.

Walt Disney Imagineering

      Walt Disney Imagineering provides master planning, real estate development, attraction and show design, engineering support, production support, project management and other development services, including research and development for the Company’s operations.

The Mighty Ducks of Anaheim

      The Company owns and operates the NHL’s Mighty Ducks of Anaheim. The Company sold the Anaheim Angels L.P. in May 2003.

Seasonality and Competition

      All of the theme parks and the associated resort facilities are operated on a year-round basis. Historically, the theme parks and resort business experiences fluctuations in theme park attendance and resort occupancy resulting from the seasonal nature of vacation travel and local entertainment excursions. Peak attendance and resort occupancy generally occur during the summer months when school vacations occur and during early-winter and spring holiday periods.

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

      The Company distributes produced and acquired films (including its film and television library) to the theatrical, home entertainment, pay-per-view, video-on-demand, pay television and free-to-air television markets. Each of these markets is discussed in more detail below.

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

      During fiscal 2005, we expect to distribute in domestic markets approximately 18 feature films under the Walt Disney Pictures and Touchstone Pictures banners and approximately 19 films under the Miramax and Dimension banners. These expected releases include several live-action family films and full-length animated films, with the remainder targeted to teenagers, families and/or adults. As of September 30, 2004, the Company had released 832 full-length live-action features (primarily color), 69 full-length animated color features, approximately 540 cartoon shorts and 53 live action shorts under the Walt Disney Pictures, Touchstone Pictures, Hollywood Pictures, Miramax and Dimension banners.

      We distribute and market our filmed products principally through our own distribution and marketing companies in the United States and major foreign markets. Films released theatrically in the U.S. can be released simultaneously theatrically in international territories or generally up to six months later.

      The Company incurs significant marketing and advertising costs before and throughout the theatrical release of a film in an effort to generate public awareness of the film, to increase the public’s intent to view the film and to help generate significant consumer interest in the subsequent home entertainment and other ancillary markets. These costs are expensed as incurred, and therefore we typically incur losses in the theatrical markets on a film, including the quarters before the theatrical release of the film.

Home Entertainment

      In the domestic market, we distribute home entertainment releases from each of our motion picture banners. In the international market, we distribute each of our motion picture banners both directly and through independent foreign distribution companies. In addition, we develop, acquire and produce original programming for direct-to-video release.

      The domestic and international home entertainment window typically starts four to six months after each theatrical release with the issuance of DVD and VHS versions of each title. Domestically, most titles are sold simultaneously to both “rentailers,” such as Blockbuster Inc., and retailers, such as Best Buy Co., Inc. Upon a title’s home entertainment release, consumers are afforded the option to rent for a limited period of time typically, two to seven days, or purchase the titles outright (“sell-through”).

      In the international home entertainment market, titles are either released simultaneously in the rental and sell-through channels or with a rental window before sell-through, depending on local market regulations, DVD hardware penetration and DVD software demand. The international market has experienced a trend in the compression of, or in some cases the disappearance of, the rental window.

      As of September 30, 2004, under the banners Walt Disney Pictures, Touchstone Pictures, Hollywood Pictures, Miramax and Dimension, 1,121 produced and acquired titles, including 937 live action titles and 184 cartoon shorts and animated features, were available to the domestic home entertainment marketplace and 2,481 produced and acquired titles, including 2,006 live action titles and 475 cartoon shorts and animated features, were available to the international home entertainment market.

Television Distribution

      Pay-Per-View: Generally about two months after the home entertainment window begins, the studio’s television distributor, Buena Vista Television, licenses titles to cable, satellite and internet platforms for showing on a pay-per-view basis (PPV). PPV services, such as iN DEMAND and DirecTV, deliver one-time rentals electronically to consumers’ televisions at a price comparable to that of physical media rentals. Video on Demand (VOD) is an augmentation of PPV, and currently shares the PPV window. The PPV/ VOD window lasts generally about three months.

      Pay Television (Pay 1): Effective with theatrical releases beginning January 1, 2003, there are two pay television windows. The first window is generally fifteen months in duration and follows the PPV/ VOD window. The Company has licensed to the Encore pay television services, over a multi-year period, exclusive domestic pay television rights to certain films released under the Walt Disney Pictures, Touchstone Pictures, Hollywood Pictures, Miramax and Dimension banners.

      Free Television (Free 1): Following the Pay 1 window is a free television window wherein telecasts are accessible to consumers without charge. This free window may last up to 84 months. Motion pictures are usually sold in the first free window on an ad hoc basis to major networks and basic cable services. For films released theatrically prior to October 1st, 2004, the Company maintains only one output deal, with the ABC Television Network and its affiliates, covering branded live action and animated product broadcast in the Wonderful World of Disney slot. Films released after that date will be sold on an ad hoc basis to other networks besides ABC.

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

      International Television: The Company also licenses its theatrical and television properties outside of the US. The typical windowing sequence is broadly consistent with the domestic cycle such that titles premiere on television in PPV/ VOD then air in pay TV before airing in free TV. Certain properties may then be re-licensed to one or more of the above windows. Windowing strategies are developed in response to local market practices and conditions, and the exact sequence and length of each window can vary country by country.

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

      In addition, each of our labels and our music publishing companies commission new music for the Company’s motion pictures and television programs, and records the songs and licenses the song copyrights to others for printed music, records, audiovisual devices and public performances and digital distribution.

Buena Vista Theatrical Group

      The Buena Vista Theatrical Group includes both Disney Theatrical Productions and Disney Live Family Entertainment.

      Disney Theatrical Productions develops, produces and licenses stage musicals worldwide. To date, the Company’s shows have included Beauty and the Beast, The Lion King and Elton John and Tim Rice’s Aida. The Company generally elects to produce its own shows in the United States, the United Kingdom and Australia and licenses its shows to local producers in other territories. As of September 30, 2004, Disney Theatrical Production had fourteen productions running worldwide. Three new productions opening in fiscal 2005 include: Mary Poppins in London (a co-production with Cameron Mackintosh) in December 2004; On The Record US Tour which premiered in Cleveland in November 2004; and Aida in Seoul, Korea in August 2005.

      Disney Live Family Entertainment has eight different Disney on Ice shows touring in more than 40 countries worldwide. The newest Disney On Ice show, Disney/ Pixar’s Finding Nemo opened in September 2004 and will tour throughout the United States and in Mexico over the next two years. Disney Live! Winnie the Pooh’s Perfect Day launched in July 2004. Disney Live! is a new brand of live family entertainment which will perform in theaters and arenas. Both Disney On Ice and Disney Live! are licensed to Feld Entertainment.

Relationship with Pixar

      The Company entered into a feature film agreement with Pixar in 1991, which resulted in the release of its first film with Pixar, Toy Story, in November 1995. In 1997, the Company extended its relationship with Pixar by entering into a co-production agreement, under which Pixar agreed to produce, on an exclusive basis, five original computer-animated feature films for distribution by the Company. Both parties agreed to co-finance and co-brand the films and share equally in the profits of each picture and any related merchandise or ancillary products, after the Company recovers all marketing costs and receives a distribution fee. The first four films under the extension were A Bug’s Life, Monsters, Inc., Finding Nemo and The Incredibles. Pixar is currently in production on the final film under the agreement which is Cars. The Company retains the right to produce sequels to the films that it co-produced with Pixar.

Competition and Intellectual Property Protection

      The success of Studio Entertainment operations is heavily dependent upon public taste and preferences. In addition, Studio Entertainment operating results fluctuate due to the timing and performance of releases in the theatrical, home entertainment and television markets. Release dates are determined by several factors, including competition and the timing of vacation and holiday periods.

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

      The Company’s ability to exploit and protect rights in its content, including its motion pictures, television programs and sound recordings is affected by the strength and effectiveness of intellectual property laws in the United States and abroad. Inadequate laws or enforcement mechanisms to protect intellectual property in a country can adversely affect the results of the Company’s operations, despite the Company’s strong efforts to protect its intellectual property rights throughout the world.

In addition, some technological advances, such as peer-to-peer technology and some features of digital video recorders, and other factors have made infringement easier and faster and enforcement more challenging. Therefore, the Company devotes significant resources to protecting its intellectual property against piracy in the United States and foreign markets.

      The Company’s businesses are also subject to the risk of challenges by third parties claiming infringement of their proprietary rights. Regardless of their validity, such claims may result in substantial costs and diversion of resources which could have an adverse effect on the Company.

      See further discussion under “Consumer Products – Competition, Seasonality and Intellectual Property Protection” below.

CONSUMER PRODUCTS

      The Consumer Products segment partners with licensees, manufacturers, publishers and retailers throughout the world to design, promote and sell a wide variety of products based on existing and new Disney characters and other intellectual property. In addition to promoting the Company’s film and television programs, Consumer Products develops new intellectual property within its publishing and interactive gaming divisions with the potential of being leveraged across the company. The Company also engages in retail, direct mail and online distribution of products based on the Company’s characters and films through the Disney Stores, the Disney Catalog and DisneyDirect.com, respectively. As discussed in Note 14 to the Consolidated Financial Statements, the Company sold the Disney Store in North America in November 2004.

Character Merchandise and Publications Licensing

      The Company’s worldwide merchandise licensing operations are divided among three lines of business: Disney Hardlines which includes product categories such as consumer electronics, home and infant, stationery, food and personal care products; Disney Softlines which includes apparel, accessories and footwear, and Disney Toys. Through these lines of business, the Company earns royalties, which are usually based on a fixed percentage of the wholesale or retail-selling price of the licensee’s products. The Company licenses characters from its film, television and other properties. Some of the major properties licensed by the Company include Mickey Mouse, Winnie the Pooh and Disney Princess. The Company partners, both globally and regionally, with key strategic licensees. The Company has also expanded its ability to design individual products across all categories and create exclusive themed and seasonal promotional campaigns for retailers based on characters, movies and TV shows. “Direct-to-retail” relationships have enabled the Company to offer Disney products at competitive prices with the world’s major retailers.

Books and Magazines

      The Company publishes children’s books, magazines and continuity programs in 55 languages in 74 countries, reaching more than 100 million readers each month. During 2004, the Company’s U.S. children’s book group published several titles including Peter and the Starcatchers, a prequel to Peter Pan by Dave Barry and Ridley Pearson, The Golem’s Eye, by Jonathan Stroud and a second book in the Bartimaeus trilogy (co-published with Miramax), as well as Don’t Let the Pigeon Drive the Bus, by Mo Willems. The Company’s consumer magazine business includes such titles as Disney Magazine, Disney Adventures, Discover and FamilyFun. The comic magazine business includes titles such as W.I.T.C.H., which has 32 international editions and is published in almost 70 countries worldwide. Through its continuity programs, Disney offers language-learning products such as Disney’s Magic English.

Buena Vista Games

      Buena Vista Games (BVG) creates, markets and distributes a broad portfolio of PC and multi-platform video games worldwide. BVG also licenses properties and works directly with third-party interactive game publishers to bring products to market. BVG primarily focuses on multi-platform games derived from the Company’s creative content, such as Tron 2.0, Kingdom Hearts and That’s So Raven, and on children’s entertainment and learning software video games.

Direct Marketing

      The direct marketing business operates the Disney Catalog and DisneyDirect.com, offering Disney-themed merchandise through the direct mail and online channels, respectively. DisneyDirect.com offers internally developed Disney merchandise as well as exclusive merchandise from other Disney units and Disney licensees. The Disney Catalog also operates its own retail outlet stores for the purpose of selling overstock and other merchandise.

Disney Stores

      The Company has marketed Disney-themed products directly through retail facilities operated under the Disney Store name. These facilities are generally located in leading shopping malls and other retail complexes. The stores carry a wide variety of Disney merchandise and promote other businesses of the Company. The total number of owned and operated stores was 423 as of September 30, 2004, after 58 stores were closed during fiscal 2004. Subsequently, in November 2004, 313 stores in North America were sold to a wholly owned subsidiary of The Children’s Place. The Company continues to own 107 stores primarily in Europe (See Note 14 to the Consolidated Financial Statements for discussion on the sale of the Disney Store chain in North America). The Company is currently considering options with respect to the stores in Europe, including a potential sale.

Competition, Seasonality, and Intellectual Property Protection

      The Company competes in its character merchandising and other licensing, publishing, interactive and retail activities with other licensors, publishers and retailers of character, brand and celebrity names. Although public information is limited, we believe the Company is the largest worldwide licensor of character-based merchandise and producer/distributor of children’s film-related products based on retail sales. Operating results for the licensing and retail distribution business are influenced by seasonal consumer purchasing behavior and by the timing and performance of animated theatrical releases.

      The Company’s licensing businesses, as well as its studio entertainment and theme park and resort operations, are affected by the Company’s ability to exploit and protect its intellectual property, including trademarks, trade names, copyrights, patents and trade secrets, throughout the world. As a result, domestic and foreign laws protecting intellectual property rights are important to the Company. The right and ability to enforce intellectual property rights against infringement are essential to the Company’s businesses. These businesses are also subject to the risk of challenges by third parties claiming infringement of their proprietary rights. Regardless of their validity, such claims may result in substantial costs and diversion of resources which could have an adverse effect on the Company’s licensing operations.

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

      The Company and its subsidiaries own and lease properties throughout the world. The table below provides a brief description of the significant properties and the related business segment.

Location	Property/ Approximate Size	Use	Business Segment(1)

Burbank, CA	Land (51 acres) & Building (1,900,000 ft2)	Office/Production/Warehouse	Corp/Studio/Media
Burbank, CA	Building (1,100,000 ft2)	Office/Warehouse	Corp/Studio/Media/CP
Glendale, CA	Land (115 acres) & Building (2,500,000 ft2)	Office/Warehouse	Corp/Studio/Media/CP/TP&R
Glendale, CA	Building (316,000 ft2)	Office/Warehouse	Corp/CP
Los Angeles, CA	Land (22 acres) & Building (567,000ft2)	Office/Production/Technical	Media
New York, NY	Land (6.5 acres) & Building (1,500,000 ft2)	Office/Production/Technical	Media
New York, NY	Building (750,000 ft2)	Office/Production/Warehouse	Corp/Studio/Media/CP
Bristol, CT	Land (68 acres) & Building (684,000ft2)	Office/Production/Warehouse	Media
USA & Canada	Buildings (Multiple sites and sizes)	Office/Production/Transmitter/ Retail/Warehouse	Studio/CP/Media
England	Building (330,000 ft2)	Office/Retail	Corp/Studio/Media/CP
Europe, Asia, Australia & Latin America	Buildings (Multiple sites and sizes)	Office/Retail/Warehouse	Corp/Studio/Media/CP

(1)	Corp – Corporate, CP – Consumer Products and TP&R – Theme Parks and Resorts

ITEM 3. Legal Proceedings

      In re The Walt Disney Company Derivative Litigation. William and Geraldine Brehm and thirteen other individuals filed an amended and consolidated complaint on May 28, 1997 in the Delaware Court of Chancery seeking, among other things, a declaratory judgment against each of the Company’s directors as of December 1996 that the Company’s 1995 employment agreement with its former president Michael S. Ovitz, was void, or alternatively that Mr. Ovitz’s termination should be deemed a termination “for cause” and any severance payments to him forfeited. On October 8, 1998, the Delaware Court of Chancery dismissed all counts of the amended complaint. Plaintiffs appealed, and on February 9, 2000, the Supreme Court of Delaware affirmed the dismissal but ruled also that plaintiffs should be permitted to file an amended complaint in accordance with the Court’s opinion. The plaintiffs filed their amended complaint on January 3, 2002. On February 6, 2003, the Company’s directors’ motion to dismiss the amended complaint was converted by the Court to a motion for summary judgment and the plaintiffs were permitted to take discovery. The Company and its directors answered the amended complaint on April 1, 2003. On May 28, 2003, the Court (treating as a motion to dismiss the motion for summary judgment into which it had converted the original motion on February 6, 2003) denied the directors’ motion to dismiss the amended complaint. Trial commenced on October 20, 2004.

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

      Stephen Slesinger, Inc. v. The Walt Disney Company. In this lawsuit, filed on February 27, 1991 in the Los Angeles County Superior Court, the plaintiff claims that a Company subsidiary defrauded it and breached a 1983 licensing agreement with respect to certain Winnie the Pooh properties, by failing to account for and pay royalties on revenues earned from the sale of Winnie the Pooh movies on videocassette and from the exploitation of Winnie the Pooh merchandising rights. The plaintiff seeks damages for the licensee’s alleged breaches as well as confirmation of the plaintiff’s interpretation of the licensing agreement with respect to future activities. The plaintiff also seeks the right to terminate the agreement on the basis of the alleged breaches. If each of the plaintiff’s claims were to be confirmed in a final judgment, damages as argued by the plaintiff could total as much as several hundred million dollars and adversely impact the value to the Company of any future exploitation of the licensed rights. The Company disputes that the plaintiff is entitled to any damages or other relief of any kind, including termination of the licensing agreement. On April 24, 2003, the matter was removed to the United States District Court for the Central District of California, which, on May 19, 2003, dismissed certain claims and remanded the matter to the Los Angeles Superior Court. The Company appealed from the District Court’s order to the Court of Appeals for the Ninth Circuit, but served notice that it was withdrawing its appeal in September 2004. On March 29, 2004, the Superior Court granted the Company’s motion for terminating sanctions against the plaintiff for a host of discovery abuses, including the withholding, alteration, and theft of documents and other information, and, on April 5, 2004, dismissed plaintiff’s case with prejudice. On May 6, 2004, the plaintiff moved to disqualify the judge who issued the March 29, 2004 decision, and on May 13, 2004, the plaintiff moved for a “new trial” on the issue of the terminating sanctions. On July 19, 2004, the plaintiff’s motion to disqualify the judge who issued the March 29, 2004 decision was denied, and on August 2, 2004, the plaintiff filed with the state Court of Appeal a petition for a writ of mandate to challenge the denial, which was also denied. In September 2004, plaintiffs moved a second time to disqualify the trial judge. That motion is pending.

      Milne and Disney Enterprises, Inc. v. Stephen Slesinger, Inc. On November 5, 2002, Clare Milne, the granddaughter of A. A. Milne, author of the Winnie the Pooh books, and the Company’s subsidiary Disney Enterprises, Inc. filed a complaint against Stephen Slesinger, Inc. (“SSI”) in the United States District Court for the Central District of California. On November 4, 2002, Ms. Milne served notices to SSI and the Company’s subsidiary terminating A. A. Milne’s prior grant of rights to Winnie the Pooh, effective November 5, 2004, and granted all of those rights to the Company’s subsidiary. In their lawsuit, Ms. Milne and the Company’s subsidiary seek a declaratory judgment, under United States copyright law, that Ms. Milne’s termination notices were valid; that SSI’s rights to Winnie the Pooh in the United States terminated effective November 5, 2004; that upon termination of SSI’s rights in the United States, the 1983 licensing agreement that is the subject of the Stephen Slesinger, Inc. v. The Walt Disney Company lawsuit terminated by operation of law; and that, as of November 5, 2004, SSI was entitled to no further royalties for uses of Winnie the Pooh. In January 2003, SSI filed (a) an answer denying the material allegations of the complaint and (b) counterclaims seeking a declaration that (i) Ms. Milne’s grant of rights to Disney Enterprises, Inc. is void and unenforceable and (ii) Disney Enterprises, Inc. remains obligated to pay SSI royalties under the 1983 licensing agreement. SSI also filed a motion to dismiss the complaint or, in the alternative, for summary judgment. On May 8, 2003, the Court ruled that Milne’s termination notices are invalid and dismissed SSI’s counterclaims as moot. Following further motions, on August 1, 2003, SSI filed an amended answer and counterclaims and a third-party complaint against Harriet Hunt (heir to E. H. Shepard, illustrator of the original Winnie the Pooh stories), who had served a notice of termination and a grant of rights similar to Ms. Milne’s. By order dated October 27, 2003, the Court certified an interlocutory appeal from its May 8 order to the Court of Appeals for the Ninth Circuit, but on January 15, 2004, the Court of Appeals denied the Company’s and Milne’s petition for an interlocutory appeal. By order dated August 3, 2004, the Court granted SSI leave to amend its answer to assert counterclaims against the Company allegedly arising from the Milne and Hunt terminations and the grant of rights to the Company’s subsidiary for (a) unlawful and unfair business practices; and (b) breach of the 1983 licensing agreement. In October 2004, Milne, joined by the Company, moved to amend its complaint to dismiss its claim against SSI for the purpose of obtaining a final order of dismissal against it, so as to permit its appeal to the Court of Appeals to proceed, and the District Court granted that motion by order dated November 12, 2004.

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

      SEC Proceeding. The U.S. Securities and Exchange Commission (the “SEC”) is conducting an investigation into an amendment of the Company’s Annual Report on Form 10-K for fiscal year 2001, certain related matters and other related party transactions that have been previously disclosed by the Company. The investigation does not relate to the Company’s financial statements but rather to the issue of disclosure of those relationships. The Company is in discussions with the staff of the SEC about a possible administrative resolution of these non-financial matters, which would allege disclosure deficiencies generally about these matters and cite violation under Sections 13(a) and 14(a) of the Exchange Act regarding the following relationships between the Company and certain directors: the employment of adult children of three directors by the Company and the wife of another director by a 50% owned joint venture (whose employment preceded the director’s tenure); the provision of an office, secretary and driver to one director following his retirement as Chief Executive Officer of Capital/ Cities ABC, Inc.; and the payments to Air Shamrock, Inc., a company controlled by a former director, in reimbursement for his business use of his private corporate jet. The settlement under discussion would involve the issuance of an administrative “cease and desist” order.

ITEM 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of shareholders during the fourth quarter of the fiscal year covered by this report.

Executive Officers of the Company

      The executive officers of the Company are elected each year at the organizational meeting of the Board of Directors, which follows the annual meeting of the shareholders, and at other Board of Directors meetings as appropriate. Each of the executive officers has been employed by the Company in the position or positions indicated in the list and pertinent notes below. Messrs. Eisner, Staggs and Murphy have been employed by the Company as executive officers for more than five years.

      At September 30, 2004, the executive officers of the Company were as follows:

			Executive
Name	Age	Title	Officer Since

Michael D. Eisner	62	Chief Executive Officer(1)	1984
Robert A. Iger	53	President and Chief Operating Officer(2)	2000
Thomas O. Staggs	43	Senior Executive Vice President and Chief Financial Officer	1998
Peter E. Murphy	42	Senior Executive Vice President and Chief Strategic Officer	1998
Alan N. Braverman	56	Senior Executive Vice President and General Counsel(3)	2003

(1)	Mr. Eisner also served as Chairman of the Board from 1984 through March 2004.

(2)	Mr. Iger was appointed to his present position in January 2000, having served (from February 1999 until January 2000) as President of Walt Disney International and Chairman of the ABC Group. Mr. Iger previously held a number of increasingly responsible positions at ABC, Inc. and its predecessor Capital Cities/ ABC, Inc., culminating in service as President and Chief Operating Officer of ABC, Inc. from 1994 to 1999.

(3)	Mr. Braverman was named Executive Vice President and General Counsel of the Company in January 2003 and promoted to Senior Executive Vice President and General Counsel of the Company in October 2003. Prior to his appointment as General Counsel of the Company, Mr. Braverman had been Executive or Senior Vice President and General Counsel of ABC, Inc. since August 1996 and also Deputy General Counsel of the Company since August 2001.

PART II

ITEM 5.	Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

      The Company’s common stock is listed on the New York and Pacific stock exchanges under the ticker symbol “DIS”. The following table shows, for the periods indicated, the high and low sales prices per share of common stock as reported in the Bloomberg Financial markets services.

	Sales Price

	High	Low

2004
4th Quarter	$25.50	$20.88
3rd Quarter	26.65	21.39
2nd Quarter	28.41	22.90
1st Quarter	23.76	20.36

2003
4th Quarter	$23.80	$19.40
3rd Quarter	21.55	16.92
2nd Quarter	18.74	14.84
1st Quarter	20.24	13.90

      The Company declared a dividend of $0.24 per share on December 1, 2004 with respect to fiscal 2004, and a dividend of $0.21 per share on December 2, 2003, with respect to fiscal 2003.

      As of September 30, 2004, the approximate number of common shareholders of record was 1,001,000.

      The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended September 30, 2004:

			Total Number of
			Shares Purchased
			as Part of	Maximum Number of
	Total Number	Average Price	Publicly	Shares that May Yet Be
	of Shares	Paid	Announced Plans	Purchased Under the
Period	Purchased(1)	per Share	or Programs(2)	Plans or Programs(3)

07/01/04 – 07/31/04	171,227	$23.83	—	330 million
08/01/04 – 08/31/04	5,813,774	$21.82	5,655,000	324 million
09/01/04 – 09/30/04	9,427,164	$22.86	9,280,100	315 million

Total	15,412,165	$22.48	14,935,100	315 million

(1)	477,065 shares were purchased on the open market to provide shares to participants in the Walt Disney Investment Plan (WDIP) and Employee Stock Purchase Plan (ESPP). These purchases were not made pursuant to a publicly announced repurchase plan or program.

(2)	During the fourth quarter of fiscal 2004, the Company repurchased 14,935,100 shares, including 1,350,0000 shares which were settled after September 30, 2004.

(3)	Under a share repurchase program most recently reaffirmed by the Company’s Board of Directors on April 21, 1998, and implemented effective June 10, 1998, the Company was authorized to repurchase up to 400 million shares of its common stock. The repurchase program does not have an expiration date.

ITEM 6. Selected Financial Data

(In millions, except per share data)

	2004(1)	2003(2)	2002(3)	2001(4)	2000(5)

Statements of income
Revenues	$30,752	$27,061	$25,329	$25,172	$25,325
Income before the cumulative effect of accounting change	2,345	1,338	1,236	120	920
Per common share
Earnings before the cumulative effect of accounting change
Diluted	$1.12	$0.65	$0.60	$0.11	$0.57
Basic	1.14	0.65	0.61	0.11	0.58
Dividends	0.21	0.21	0.21	0.21	0.21
Balance sheets
Total assets	$53,902	$49,988	$50,045	$43,810	$45,027
Borrowings	13,488	13,100	14,130	9,769	9,461
Shareholders’ equity	26,081	23,791	23,445	22,672	24,100
Statements of cash flows
Cash provided (used) by:
Operating activities	$4,370	$2,901	$2,286	$3,048	$3,755
Investing activities	(1,484)	(1,034)	(3,176)	(2,015)	(1,091)
Financing activities	(2,701)	(1,523)	1,511	(1,257)	(2,236)

(1)	During fiscal 2004, the Company adopted FASB Interpretation No. 46R, Consolidation of Variable Interest Entities (FIN 46R) and as a result, consolidated the balance sheets of Euro Disney and Hong Kong Disneyland as of March 31, 2004 and the income and cash flow statements beginning April 1, 2004, the beginning of the Company’s fiscal third quarter. Under FIN 46R transition rules, Euro Disney and Hong Kong Disneyland’s operating results continued to be accounted for on the equity method for the six month period ended March 31, 2004. In addition, the 2004 results include a benefit from the settlement of certain tax issues of $120 million or $0.06 per diluted share, and restructuring and impairment charges totaling $64 million pre-tax or ($0.02) per diluted share.

(2)	The 2003 results include the write-off of an aircraft leveraged lease investment with United Airlines of $114 million pre-tax and a benefit from the favorable settlement of certain state tax issues of $56 million. See Notes 4 and 7 to the Consolidated Financial Statements. These items had a ($0.04) and $0.03 impact on diluted earnings per share, respectively. The amounts do not reflect the cumulative effect of adopting EITF 00-21 which was a charge of $71 million or ($0.03) per diluted share. See Note 2 to the Consolidated Financial Statements.

(3)	The 2002 results include a $216 million pre-tax gain on the sale of investments and a $34 million pre-tax gain on the sale of the Disney Stores in Japan. These items had a $0.06 and $0.01 impact on diluted earnings per share, respectively. See Notes 3 and 4 to the Consolidated Financial Statements. During fiscal 2002, the Company acquired Fox Family Worldwide, Inc. for $5.2 billion. See Note 3 to the Consolidated Financial Statements. Effective at the beginning of fiscal 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets and, accordingly, ceased amortization of goodwill and substantially all other intangible assets.

(4)	The 2001 results include restructuring and impairment charges totaling $1.5 billion pre-tax. The charges were primarily related to the closure of GO.com, investment write downs and a work force reduction. The diluted earnings per share impact of these charges was ($0.52). The amounts do not reflect the cumulative effect of required accounting changes related to film and derivative accounting which were charges of $228 million and $50 million, respectively or ($0.11) and ($0.02) per diluted share, respectively.

(5)	The 2000 results include pre-tax gains of $243 million, $93 million and $153 million from the sale of Fairchild Publications, Eurosport and Ultraseek, respectively. The impact of income taxes substantially offset certain of the gains. The diluted earnings per share impacts of these items were $0.00, $0.02 and $0.01, respectively. The results also include a $92 million pre-tax restructuring and impairment charge. The diluted earnings per share impact of the charge was ($0.01).

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CONSOLIDATED RESULTS

(in millions, except per share data)

				% change

				2004	2003
				vs.	vs.
RESULTS OF OPERATIONS	2004	2003	2002	2003	2002

Revenues	$30,752	$27,061	$25,329	14%	7%
Costs and expenses	(26,704)	(24,348)	(22,945)	10%	6%
Gain on sale of business	—	16	34	nm	(53)%
Net interest expense	(617)	(793)	(453)	(22)%	75%
Equity in the income of investees	372	334	225	11%	48%
Restructuring and impairment charges	(64)	(16)	—	nm	nm

Income before income taxes, minority interests and the cumulative effect of accounting change	3,739	2,254	2,190	66%	3%
Income taxes	(1,197)	(789)	(853)	52%	(8)%
Minority interests	(197)	(127)	(101)	55%	26%

Income before the cumulative effect of accounting change	2,345	1,338	1,236	75%	8%
Cumulative effect of accounting change	—	(71)	—	nm	nm

Net income	$2,345	$1,267	$1,236	85%	3%

Earnings per share before the cumulative effect of accounting change
Diluted(1)	$1.12	$0.65	$0.60	72%	8%

Basic	$1.14	$0.65	$0.61	75%	7%

Cumulative effect of accounting change per share	$—	$(0.03)	$—	nm	nm

Earnings per share:
Diluted(1)	$1.12	$0.62	$0.60	81%	3%

Basic	$1.14	$0.62	$0.61	84%	2%

Average number of common and common equivalent shares outstanding:
Diluted	2,106	2,067	2,044

Basic	2,049	2,043	2,040

(1)	The calculation of diluted earnings per share assumes the conversion of the Company’s convertible senior notes issued in April 2003 into 45 million shares of common stock, and adds back related after-tax interest expense of $21 million and $10 million for fiscal years 2004 and 2003, respectively.

Organization of Information

      Management’s Discussion and Analysis provides a narrative on the Company’s financial performance and condition that should be read in conjunction with the accompanying financial statements. It includes the following sections:

•	Consolidated Results
•	Business Segment Results – 2004 vs. 2003
•	Corporate Items – 2004 vs. 2003
•	Business Segment Results – 2003 vs. 2002
•	Corporate Items – 2003 vs. 2002
•	Stock Option Accounting
•	Liquidity and Capital Resources
•	Contractual Obligations, Commitments and Off Balance Sheet Arrangements
•	Accounting Policies and Estimates
•	Accounting Changes
•	Forward-Looking Statements

CONSOLIDATED RESULTS

2004 vs. 2003

      Net income for the year was $2.3 billion, which was $1.1 billion higher than the prior year. The increase in net income for the year was primarily the result of improvements in segment operating income in all of the operating segments (see Business Segment Results below for further discussion). Diluted earnings per share for the year were $1.12, an increase of $0.47 compared to the prior-year earnings per share of $0.65 before the cumulative effect of an accounting change. Results for the year included a benefit in the fourth quarter from the settlement of certain income tax issues of $120 million ($0.06 per share) and restructuring and impairment charges totaling $64 million ($0.02 per share) in connection with the sale of the Disney Stores in North America, the majority of which were recorded in the third quarter.

      Results for the prior year included a $114 million ($0.04 per share) write-off of an aircraft leveraged lease investment during the first quarter and the favorable settlement of certain income tax issues of $56 million ($0.03 per share) in the fourth quarter. Additionally, we made an accounting change effective as of the beginning of fiscal 2003 to adopt a new accounting rule for multiple element revenue accounting (EITF 00-21, see Note 2 to the Consolidated Financial Statements) which resulted in an after-tax charge of $71 million for the cumulative effect of the change. Diluted earnings per share including this cumulative effect were $0.62 for the prior year.

      Cash flow from operations has allowed us to continue to make necessary capital investments in our properties and to reduce our borrowings, which in turn is reducing our interest expense. During the year, we generated cash flow from operations of $4.4 billion and had net repayment of borrowings of $2.2 billion. As a result of our adoption of FIN 46R, we consolidated the balance sheets of Euro Disney and Hong Kong Disneyland as of March 31, 2004 and added their borrowings ($2.2 billion for Euro Disney and $545 million for Hong Kong Disneyland as of September 30, 2004) to our balance sheet, as well as their assets and other liabilities. Accordingly, our total borrowings at September 30, 2004 increased to $13.5 billion. We also used cash flow from operations to repurchase $335 million of our common stock in the fourth quarter.

2003 vs. 2002

      Income before the cumulative effect of an accounting change was $1.3 billion in fiscal 2003, which was $102 million, or 8%, higher than in fiscal 2002. This represented diluted earnings per share before the cumulative effect of accounting change of $0.65, which was $0.05 higher than in fiscal 2002. We made an accounting change effective as of the beginning of fiscal 2003 to adopt a new accounting rule for multiple element revenue accounting (EITF 00-21, see Note 2 to the Consolidated Financial Statements), which impacted the timing of revenue recognition related to NFL football programming at ESPN. This change resulted in a cumulative effect charge totaling $71 million. Diluted earnings per share including the effect of this accounting change were $0.62 for fiscal 2003.

      Results for 2003 also included a write-off of an aircraft leveraged lease investment with United Airlines ($114 million pre-tax or $0.04 per share), a pre-tax gain of $16 million on the sale of the Anaheim Angels and restructuring and impairment charges of $16 million at The Disney Store. Additionally, fiscal 2003 included a benefit from the favorable settlement of certain state tax issues ($56 million or $0.03 per share). Results for fiscal 2002 included a pre-tax gain on the sale of shares of Knight-Ridder, Inc. ($216 million or $0.06 per share) and a pre-tax gain on the sale of the Disney Store business in Japan ($34 million or $0.01 per share).

BUSINESS SEGMENT RESULTS

				% change

				2004	2003
				vs.	vs.
(in millions)	2004	2003	2002	2003	2002

Revenues:
Media Networks	$11,778	$10,941	$9,733	8%	12%
Parks and Resorts	7,750	6,412	6,465	21%	(1)%
Studio Entertainment	8,713	7,364	6,691	18%	10%
Consumer Products	2,511	2,344	2,440	7%	(4)%

	$30,752	$27,061	$25,329	14%	7%

Segment operating income:
Media Networks	$2,169	$1,213	$986	79%	23%
Parks and Resorts	1,123	957	1,169	17%	(18)%
Studio Entertainment	662	620	273	7%	nm
Consumer Products	534	384	394	39%	(3)%

	$4,488	$3,174	$2,822	41%	12%

      The Company evaluates the performance of its operating segments based on segment operating income and management uses aggregate segment operating income as a measure of the overall performance of the operating businesses. The Company believes that aggregate segment operating income assists investors by allowing them to evaluate changes in the operating results of the Company’s portfolio of businesses separate from factors other than business operations that affect net income. The following table reconciles segment operating income to income before income taxes, minority interests and the cumulative effect of accounting changes.

				% change

				2004	2003
				vs.	vs.
(in millions)	2004	2003	2002	2003	2002

Segment operating income	$4,488	$3,174	$2,822	41%	12%
Corporate and unallocated shared expenses	(428)	(443)	(417)	(3)%	6%
Amortization of intangible assets	(12)	(18)	(21)	(33)%	(14)%
Gain on sale of business	—	16	34	nm	(53)%
Net interest expense	(617)	(793)	(453)	(22)%	75%
Equity in the income of investees	372	334	225	11%	48%
Restructuring and impairment charges	(64)	(16)	—	nm	nm

Income before income taxes, minority interests and the cumulative effect of accounting change	$3,739	$2,254	$2,190	66%	3%

      Depreciation expense is as follows:

(in millions)	2004	2003	2002

Media Networks	$172	$169	$180
Parks and Resorts
Domestic	710	681	648
International(1)	95	—	—
Studio Entertainment	22	39	46
Consumer Products	44	63	58

Segment depreciation expense	1,043	952	932
Corporate	155	107	89

Total depreciation expense	$1,198	$1,059	$1,021

(1)	Represents 100% of Euro Disney and Hong Kong Disneyland’s depreciation expense beginning April 1, 2004.

      Segment depreciation expense is included in segment operating income and corporate depreciation expense is included in corporate and unallocated shared expenses.

Media Networks

      The following table provides supplemental revenue and segment operating income detail for the Media Networks segment:

				% change

				2004	2003
				vs.	vs.
(in millions)	2004	2003	2002	2003	2002

Revenues
Cable Networks	$6,410	$5,523	$4,675	16%	18%
Broadcasting	5,368	5,418	5,058	(1)%	7%

	11,778	10,941	9,733	8%	12%

Segment operating income (loss):
Cable Networks	1,924	1,176	1,023	64%	15%
Broadcasting	245	37	(37)	nm	nm

	$2,169	$1,213	$986	79%	23%

Media Networks – 2004 vs. 2003

Revenues

      Media Networks revenues increased 8%, or $837 million, to $11.8 billion reflecting a 16% increase, or $887 million at the Cable Networks, and a decrease of 1%, or $50 million, at Broadcasting.

      Increased Cable Networks revenues were driven by increases of $696 million in revenues from cable and satellite operators and $236 million in advertising revenues. Increased advertising revenue was primarily a result of the increases at ESPN due to higher advertising rates and at ABC Family due to higher ratings. Revenues from cable and satellite operators are largely derived from fees charged on a per subscriber basis, and the increases in the current year reflected both contractual rate adjustments and to a lesser extent subscriber growth. The Company’s contractual arrangements with cable and satellite operators are renewed or renegotiated from time to time in the ordinary course of business. A significant number of these arrangements will be up for renewal in the next 12 months. Consolidation in the cable and satellite distribution industry and other factors may adversely affect the Company’s ability to obtain and maintain contractual terms for the distribution of its various cable and satellite programming services that are as favorable as those currently in place. If this were to occur, revenues from Cable Networks could increase at slower rates than in the past or could be stable or decline.

      Decreased Broadcasting revenues were driven primarily by a decrease of $147 million at the ABC Television Production and Distribution businesses partially offset by an increase of $63 million at the ABC Television Network. The decrease in television production and distribution revenues was primarily due to lower syndication revenue and license fees. The increase at the Network was driven by higher advertising revenues reflecting higher rates due to an improved advertising marketplace, partially offset by lower ratings and a decrease due to airing the Super Bowl in fiscal 2003.

Costs and Expenses

      Costs and expenses consist primarily of programming rights amortization, production costs, distribution and selling expenses and labor costs. Costs and expenses decreased 1%, or $119 million, to $9.6 billion. The decrease reflected lower costs at Broadcasting, partially offset by higher costs at Cable. The decrease at Broadcasting was due to lower programming costs partially offset by higher pension and other administrative costs as well as higher MovieBeam costs. Higher costs at Cable reflected increased programming, pension and administrative costs, partially offset by lower bad debt expense.

      Lower programming costs at Broadcasting were driven by lower sports programming costs due primarily to the airing of the Super Bowl in the prior-year, lower license fees for primetime series and fewer primetime movies. Additionally, the prior year included higher news production costs due to the coverage of the military conflict in Iraq.

      Higher programming costs at the Cable Networks were primarily due to higher rights and production costs at ESPN, partially offset by lower NFL amortization due to commencing the three year option period as described under “Sports Programming Costs” below. The decrease in bad debt expense at the Cable Networks reflected the favorable impact of a bankruptcy settlement with a cable operator in Latin America in the second quarter of the current year.

Segment Operating Income

      Segment operating income increased 79%, or $956 million, to $2.2 billion reflecting increases of $748 million at the Cable Networks and $208 million at Broadcasting. Growth at the Cable Networks reflected higher affiliate revenues, higher advertising revenue and lower NFL programming costs, partially offset by higher rights and production cost and higher administrative expenses. Increased segment operating income at Broadcasting reflected higher advertising revenues at the ABC Television Network and lower programming and production costs, partially offset by higher administrative expenses.

Sports Programming Costs

      The initial five-year period of the Company’s contract to televise NFL games was non-cancelable and ended with the telecast of the 2003 Pro Bowl. In February 2003, the NFL did not exercise its renegotiation option and as a result, the Company’s NFL contract was extended for an additional three years ending with the telecast of the 2006 Pro Bowl. The aggregate fee for the three-year period is $3.7 billion. ESPN recognized its portion of the costs of the initial five-year term of the contract at levels that increased each year commensurate with expected increases in NFL revenues. As a result, ESPN experienced its highest level of NFL programming costs during fiscal 2003. The implementation of the contract extension resulted in a $180 million reduction in NFL programming costs at ESPN in fiscal 2004 as compared to fiscal 2003. The majority of this decrease was in the first quarter. These costs will be relatively level over the remaining two years of the contract extension.

      Cost recognition for NFL programming at the ABC Television Network in fiscal 2004 decreased by $300 million as compared to fiscal 2003. The decrease at the ABC Television Network is primarily due to the absence of the Super Bowl, which was aired by the ABC Television Network in fiscal 2003, as well as fewer games in fiscal 2004. The absence of the Super Bowl and the lower number of games at the ABC Television Network also resulted in lower revenue from NFL broadcasts in fiscal 2004.

      Due to the payment terms in the NFL contract, cash payments under the contract in fiscal 2004 totaled $1.2 billion as compared to $1.3 billion in fiscal 2003.

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

MovieBeam

      The Company launched MovieBeam, an on-demand electronic movie rental service in three domestic cities in October 2003. As of September 30, 2004, the Company’s recorded investment in MovieBeam and Dotcast, Inc., the third party licensor of the principal underlying technology, totaled $60 million. The Company has executed licensing arrangements under which it would pay an additional $55 million over the next three and one half years ($10 million of which was paid in October 2004) if the Company continues to pursue this business over that time frame. The Company is currently evaluating the go forward business model and is in discussion with potential strategic investors. The success of the venture in the initial markets as well as decisions with respect to strategic investors will determine the strategic direction of the business, its future rollout plans, and the ultimate recoverability of the investment.

Parks and Resorts – 2004 vs. 2003

Revenues

      Revenues at Parks and Resorts increased 21%, or $1.3 billion, to $7.8 billion. The increase was driven by increases of $715 million due to the consolidation, effective April 1, 2004, of Euro Disney and Hong Kong Disneyland (primarily Euro Disney), $609 million from the Walt Disney World Resort, and $95 million from the Disneyland Resort. These increases were partially offset by a decrease of $61 million resulting from the sale of the Anaheim Angels baseball team during the third quarter of fiscal 2003.

      At the Walt Disney World Resort, increased revenues were primarily driven by higher theme park attendance, occupied room nights, and per capita spending at the theme parks, partially offset by lower per room guest spending at the hotels. Higher theme park attendance was driven by increased resident, domestic, and international guest visitation, reflecting the continued success of “Mission: SPACE”, Mickey’s PhilharMagic and Disney’s Pop Century Resort, and improvements in travel and tourism. Guest spending decreases at the hotels reflected a higher mix of hotel guest visitation at the lower priced value resorts.

      At the Disneyland Resort, increased revenues were primarily due to higher guest spending at the theme parks and hotel properties.

      Across our domestic theme parks, attendance increased 7% and per capita guest spending increased 6% compared to the prior year. Attendance and per capita guest spending at the Walt Disney World Resort increased 10% and 4%, respectively. Attendance at the Disneyland Resort remained flat while per capita guest spending increased 7%. Operating statistics for our hotel properties are as follows (unaudited):

			West Coast
			Resorts
	East Coast				Total Domestic
	Resorts				Resorts
			Twelve
			Months
	Twelve		Ended		Twelve
	Months Ended		September		Months Ended
	September 30,		30,		September 30,

	2004	2003	2004	2003	2004	2003

Occupancy	77%	76%	87%	83%	78%	77%
Available Room Nights (in thousands)	8,540	7,550	816	816	9,356	8,366
Per Room Guest Spending	$198	$202	$253	$245	$204	$206

      The increase in available room nights reflected the opening of the value priced Disney’s Pop Century Resort in the first quarter of fiscal 2004. Per room guest spending consists of the average daily hotel room rate as well as guest spending on food, beverages, and merchandise at the hotels. The decline in per room guest spending reflects a higher mix of hotel guest visitation at the lower priced value resorts.

Costs and Expenses

      Costs and expenses, which consist principally of labor, costs of merchandise, food and beverages sold, depreciation, repairs and maintenance, entertainment, marketing and sales expense, increased 21%, or $1.2 billion compared to fiscal 2003. The increase in costs and expenses was primarily due to the consolidation of Euro Disney and Hong Kong Disneyland, which increased costs and expenses by $651 million, as well as higher operating costs at both domestic resorts. Higher operating costs were driven by volume increases as well as higher employee benefits, marketing and sales costs, depreciation expense, and information technology costs. Higher employee benefits costs reflected increased pension and post-retirement medical costs, which grew $137 million at the domestic resorts. Higher marketing costs were driven by the opening of “Mission: SPACE” at Epcot and Disney’s Pop Century Resort at Walt Disney World, and by the Twilight ZoneTM Tower of Terror and the 50th Anniversary Celebration at Disneyland. Higher depreciation reflects new resort properties and theme park attractions as well as new information technology systems. These increases were partially offset by cost decreases due to the sale of the Anaheim Angels during the third quarter of fiscal 2003.

Segment Operating Income

      Segment operating income increased 17%, or $166 million, to $1.1 billion, primarily due to growth at the Walt Disney World Resort and the consolidation of Euro Disney which contributed $75 million of the increase in operating income.

Studio Entertainment – 2004 vs. 2003

Revenues

      Revenues increased 18%, or $1.3 billion, to $8.7 billion, driven by increases of $1.4 billion in worldwide home entertainment and $151 million in television distribution, partially offset by a decrease of $215 million in worldwide theatrical motion picture distribution.

      Higher worldwide home entertainment revenues reflected higher DVD unit sales in the current year, which included Disney/ Pixar’s Finding Nemo, Pirates of the Caribbean, The Lion King and Brother Bear compared to the prior year, which included Lilo & Stitch and Beauty and the Beast. Increased revenues in television distribution reflected higher pay television sales due to better performances of live-action titles. Worldwide theatrical motion picture distribution revenue decreases reflected the performance of current year titles, which included Home on the Range, The Alamo and King Arthur, which faced difficult comparisons to the strong performances of prior year titles, which included Finding Nemo (domestically) and Pirates of the Caribbean. Partially offsetting the decrease was the successful performance of Finding Nemo internationally in fiscal 2004.

Costs and Expenses

      Costs and expenses, which consist primarily of production cost amortization, distribution and selling expenses, product costs and participations costs, increased 19%, or $1.3 billion. Higher costs and expenses reflected increases in worldwide home entertainment and worldwide theatrical motion picture distribution. Higher costs in worldwide home entertainment reflected higher distribution costs and production cost amortization for current year titles, primarily due to the increased unit sales volume for Finding Nemo and Pirates of the Caribbean. In addition, participation expense was higher in the current year because of participation arrangements with Finding Nemo and Pirates of the Caribbean. Pixar receives an equal share of profits (after distribution fees) as co-producer of Finding Nemo. Higher costs in worldwide theatrical motion picture distribution reflected increased distribution costs for current year titles, which included King Arthur, Brother Bear and The Village, and increased production cost amortization, including higher film write-offs, for current year titles which included Home on the Range and The Alamo. These increases were partially offset by lower production and development write-offs and lower participation expense as the prior year included participation payments for the domestic theatrical release of Finding Nemo and the worldwide theatrical release of Pirates of the Caribbean. Cost and expenses for television distribution were comparable year over year.

Segment Operating Income

      Segment operating income increased 7%, or $42 million, to $662 million, due to improvements in worldwide home entertainment and television distribution, partially offset by declines in worldwide theatrical motion picture distribution.

Miramax

      The Company does not expect business at its subsidiary Miramax to continue at the same level beyond the September 30, 2005 date on which the current contractual relationship with the co-chairmen (Bob and Harvey Weinstein) will end. The Company is currently in negotiations with the Weinsteins regarding the future of our business relationship with them. At this time the Company is unable to determine whether projects currently in progress may be abandoned or otherwise impaired and whether there will be any material charges.

Consumer Products – 2004 vs. 2003

Revenues

      Revenues increased 7%, or $167 million, to $2.5 billion, reflecting increases of $73 million in merchandise licensing, $72 million in publishing and $28 million at the Disney Stores.

      Higher merchandise licensing revenues were due to higher sales of hardlines, softlines and toys which were driven by the strong performance of Disney Princess and certain film properties. The increase at publishing primarily reflected the strong performance of Finding Nemo and other childrens books and W.I.T.C.H magazine and book titles across all regions.

Costs and Expenses

      Overall costs and expenses were essentially flat at $2.0 billion. Costs and expenses reflected decreases at The Disney Store due primarily to overhead savings and the closure of underperforming stores, offset by volume related increases in publishing and higher operating expenses related to merchandise licensing.

Segment Operating Income

      Segment operating income increased 39%, or $150 million, to $534 million, primarily driven by an increase of $117 million at the Disney Store due primarily to overhead savings and the closure of underperforming stores as well as margin improvements. Improvements in merchandise licensing and publishing also contributed to operating income growth.

Disney Stores

      On November 21, 2004, the Company sold substantially all of The Disney Store chain in North America under a long-term licensing arrangement to a wholly-owned subsidiary of The Children’s Place (“TCP”). Pursuant to the terms of the sale, The Disney Store North America will retain its lease obligations and will become a wholly-owned subsidiary of TCP. TCP will pay the Company a royalty on the physical retail store sales beginning on the second anniversary of the closing date of the sale.

      During the year, the Company recorded $64 million of restructuring and impairment charges related to The Disney Store. The bulk of the charge ($50 million) was an impairment of the carrying value of the fixed assets related to the stores to be sold which was recorded in the third quarter based on the terms of sale. Additional charges recorded during the year related to the closure of stores that would not be sold and to transaction costs related to the sale.

      The Company will record additional charges for working capital and other adjustments related to the close of this transaction during the first quarter of fiscal 2005. Additional restructuring costs will also be recognized later in fiscal 2005. We expect that the total costs that will be recorded in fiscal 2005 will range from $40 million to $50 million.

      The Company is currently considering options with respect to the stores in Europe, including a potential sale. The carrying value of the fixed and other long-term assets of the chain in Europe totaled $36 million at September 30, 2004. Depending on the terms of a sale, an impairment of these assets is possible. The base rent lease obligations for the chain in Europe totaled $206 million at September 30, 2004.

      The following table provides supplemental revenues and operating income detail for The Disney Stores:

				% change

				2004	2003
				vs.	vs.
(in millions)	2004	2003	2002	2003	2002

Revenues
North America	$628	$644	$721	(2)%	(11)%
Europe	326	278	261	17%	7%
Other	23	27	123	(15)%	(78)%

	$977	$949	$1,105	3%	(14)%

Operating income:
North America	$6	$(101)	$(37)	nm	nm
Europe	17	14	22	21%	(36)%
Other	11	4	22	nm	(82)%

	$34	$(83)	$7	nm	nm

CORPORATE ITEMS – 2004 vs. 2003

Corporate and Unallocated Shared Expenses

2004 vs 2003

      Corporate and unallocated shared expenses decreased 3% for the year to $428 million. The current year reflected the favorable resolution of certain legal matters, partially offset by higher legal and other administrative costs.

Net Interest Expense

      Net interest expense is detailed below:

				% change

				2004	2003
				vs.	vs.
(in millions)	2004	2003	2002	2003	2002

Interest expense	$(629)	$(666)	$(708)	(6)%	(6)%
Aircraft leveraged lease investment write-off	(16)	(114)	—	(86)%	nm
Interest and investment income (loss)	28	(13)	255	nm	nm

Net interest expense	$(617)	$(793)	$(453)	(22)%	75%

2004 vs 2003

      Excluding an increase of $51 million due to the consolidation of Euro Disney and Hong Kong Disneyland for the year, interest expense decreased $88 million (or 13%) for the year. Lower interest expense for the year was primarily due to lower average debt balances.

      Interest and investment income (loss) was income of $28 million compared to a loss of $13 million in the prior year. The current year reflected higher interest income while the prior year period included a loss on the early repayment of certain borrowings.

Equity in the Income of Investees

2004 vs 2003

      The increase in equity in the income of our investees reflected increases at Lifetime Television, due to lower programming and marketing expenses, as well as increases at A&E and E! Entertainment due to higher advertising revenues.

Effective Income Tax Rate

2004 vs 2003

      The effective income tax rate decreased from 35.0% in fiscal 2003 to 32.0% in fiscal 2004. The decrease in the fiscal 2004 effective income tax rate is primarily due to tax reserve adjustments including a $120 million reserve release as a result of the favorable resolution of certain federal income tax issues. As more fully disclosed in Note 7 to the Consolidated Financial Statements, the fiscal 2004 effective income tax rate reflects a $97 million benefit for certain income exclusions provided for under U.S. income tax laws. As discussed in Note 7 to the Consolidated Financial Statements, this exclusion has been repealed and will be phased out commencing fiscal 2005.

Pension and Benefit Costs

      Increasing pension and post-retirement medical benefit plan costs have affected results in all of our segments, with the majority of these costs being borne by the Parks and Resorts segment. The costs increased from $131 million in fiscal 2003 to $374 million in fiscal 2004. The increase in fiscal 2004 was due primarily to decreases in the discount rate to measure the present value of plan obligations, the expected return on plan assets and the actual performance of plan assets. The discount rate assumption decreased from 7.20% to 5.85% reflecting the decline in overall market interest rates and the expected return on plan assets was reduced from 8.5% to 7.5% reflecting trends in the overall financial markets.

      We expect pension and post-retirement medical costs to decrease in fiscal 2005 to $315 million. The decrease is due primarily to an increase in the discount rate assumption from 5.85% to 6.30%, reflecting increases in prevailing market interest rates.

      Cash contributions to the plans are expected to decrease in fiscal 2005 to approximately $165 million from $173 million in fiscal 2004.

      Due to plan asset performance and an increase in the present value of pension obligations, pension obligations exceed plan assets for certain of our pension plans. In this situation, the accounting rules require that we record an additional minimum pension liability. The additional minimum pension liability adjustment at September 30, 2004 and 2003 is as follows

	Minimum Liability
	at September 30,
			Decreased Liability
	2004	2003	in 2004

Pretax	$415	$969	$(554)
Aftertax	$261	$608	$(347)

      The decrease in the additional minimum pension liability in fiscal 2004 was due to the increase in the discount rate from 5.85% to 6.30% and improved plan asset performance. The accounting rules do not require that changes in the additional minimum pension liability adjustment be recorded in current period earnings but rather are to be recorded directly to equity through accumulated other comprehensive income. Expense recognition under the pension accounting rules is based upon long-term trends over the expected life of the Company’s workforce. See Note 8 to the Consolidated Financial Statements for further discussion.

BUSINESS SEGMENT RESULTS – 2003 vs. 2002

Media Networks – 2003 vs. 2002

Revenues

      Media Networks revenues increased 12%, or $1.2 billion, to $10.9 billion reflecting increases of 18%, or $848 million at the Cable Networks and 7%, or $360 million, at Broadcasting.

      Increased Cable Networks revenues were driven by increases of $455 million in revenues from cable and satellite operators and $385 million in advertising revenues. Increased advertising revenue was primarily a result of the addition of NBA games. Revenues from cable and satellite operators increased due to contractual rate adjustments and subscriber growth.

      Increased Broadcasting revenues were driven primarily by an increase of $196 million at the ABC Television Network, $60 million at the Company’s owned and operated television stations and $33 million at the radio networks and stations. The increases at the television network and stations were primarily driven by higher advertising revenues reflecting higher rates due to an improved advertising marketplace. The airing of the Super Bowl in the second quarter of fiscal 2003 also contributed to increased advertising revenues. Revenues at the radio networks and stations also increased due to the stronger advertising market.

Costs and Expenses

      Costs and expenses increased 11%, or $981 million over fiscal 2002 due to higher programming and production costs, partially offset by lower bad debt expense at the Cable Networks. Additionally, fiscal 2002 benefited from the receipt of insurance proceeds related to the loss of a broadcast tower.

      Higher programming and production costs at the ABC Television Network were primarily due to the airing of the Super Bowl and the costs of coverage of the war in Iraq. Higher programming costs at the Cable Networks were primarily due to NBA and MLB telecasts and higher programming costs at ABC Family. Programming cost increases were partially offset by lower cost amortization for the NFL contract due to commencing the three year option period as described under “Sports Programming Costs” above. The decrease in bad debt expense at Cable Networks reflected negative impacts in fiscal 2002 related to financial difficulties of Adelphia Communications Company in the United States and KirchMedia & Company in Germany.

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

Parks and Resorts – 2003 vs. 2002

Revenues

      Revenues at Parks and Resorts decreased 1%, or $53 million, to $6.4 billion, driven by decreases of $57 million due to the sale of the Anaheim Angels baseball team during the third quarter of fiscal 2003, $51 million from decreased revenues from Euro Disney, and $14 million from the Walt Disney World Resort. These decreases were partially offset by an increase of $83 million at the Disneyland Resort. The decrease in revenues from Euro Disney reflected the cessation of billing and recognition of revenues from royalties and management fees commencing with the second quarter of fiscal 2003 due to Euro Disney’s financial difficulties.

      Revenues at the Walt Disney World Resort were down marginally, reflecting lower theme park attendance and hotel occupancy, partially offset by increased per capita guest spending at the theme parks and hotel properties. Decreased theme park attendance and hotel occupancy at the Walt Disney World Resort reflected continued softness in travel and tourism. Guest spending increases reflected ticket price increases during fiscal 2003.

      At the Disneyland Resort, increased revenues were driven by higher theme park attendance and hotel occupancy. These increases were due primarily to the success of certain promotional programs offered during fiscal 2003, as well as the opening of new attractions and entertainment venues at Disneyland Park and Disney’s California Adventure during fiscal 2003.

Costs and Expenses

      Costs and expenses increased 3%, or $159 million compared to fiscal 2002. The increase in costs and expenses was primarily due to higher costs at the Walt Disney World and Disneyland Resorts, partially offset by cost decreases due to the sale of the Anaheim Angels during the third quarter of fiscal 2003. Higher costs at Walt Disney World and Disneyland were primarily driven by increases in employee benefits, repairs and maintenance, marketing, information systems, insurance, and depreciation expenses.

Segment Operating Income

      Segment operating income decreased 18%, or $212 million, to $957 million, primarily due to higher costs and expenses at the Walt Disney World Resort and the decreased revenues from Euro Disney. Revenue increases at the Disneyland Resort were offset by higher costs and expenses.

Studio Entertainment – 2003 vs. 2002

Revenues

      Revenues increased 10%, or $673 million, to $7.4 billion. The increase primarily reflects an increase of $553 million in worldwide theatrical motion picture distribution and $185 million in worldwide home entertainment distribution.

      The worldwide theatrical motion picture distribution revenue increase reflected the strong performance of Pirates of the Caribbean, Finding Nemo, Chicago, Santa Clause 2, Bringing Down the House and Bruce Almighty, which the Company distributed internationally, compared to fiscal 2002, which included Disney/ Pixar’s Monsters, Inc., Signs and Lilo & Stitch. Worldwide home video increases reflected stronger DVD and VHS sales of Lilo & Stitch, Beauty & the Beast, Signs, Sweet Home Alabama and other DVD titles compared to fiscal 2002, which included Monsters, Inc., Pearl Harbor and Snow White and the Seven Dwarfs.

Costs and Expenses

      Costs and expenses increased 5%, or $326 million, reflecting increases in worldwide theatrical and international home entertainment and higher development and production write-offs, partially offset by decreases in television distribution and domestic home entertainment costs. Higher costs in worldwide theatrical reflected higher distribution costs for fiscal 2003 titles due to the promotion of high-profile releases, including Finding Nemo, Pirates of the Caribbean, Chicago and Gangs of New York, partially offset by lower production cost amortization due to the write-down of Treasure Planet in fiscal 2002. Cost increases in international home entertainment reflected higher distribution costs and production cost amortization for fiscal 2003 titles, which included Beauty & the Beast, Lilo & Stitch and Treasure Planet, partially offset by lower participation costs. Lower costs in television distribution reflected lower production cost amortization and participation costs related to the sale of film products to television networks, the pay television market and in domestic syndication. Lower costs in domestic home entertainment reflected higher participation costs for fiscal 2002 titles, which included Monsters, Inc. and Pearl Harbor.

Segment Operating Income

      Segment operating income increased from $273 million to $620 million, due to growth in worldwide theatrical motion picture distribution, higher revenues in domestic home entertainment, lower television distribution costs, partially offset by higher development and production write-offs.

Consumer Products – 2003 vs. 2002

Revenues

      Revenues decreased 4%, or $96 million, to $2.3 billion, reflecting declines of $161 million at the Disney Store, partially offset by increases of $60 million in merchandise licensing and $30 million in publishing operations.

      The decline at the Disney Store is due primarily to the sale of the Disney Store business in Japan in fiscal 2002, as well as lower comparative store sales and fewer stores in North America. The increase in merchandise licensing primarily reflected higher revenues from toy licensees, due in part to higher contractually guaranteed minimum royalties in North America, strong performance across Europe and increased royalties from direct-to-retail licenses. Higher publishing revenues were driven by increases in Europe, reflecting the strong performance of the Topolino, W.I.T.C.H. and Art Attack titles.

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

Segment Operating Income

      Segment operating income decreased 3%, or $10 million, to $384 million, primarily driven by a decline at the Disney Store and increased administrative costs, partially offset by an increase in merchandise licensing.

CORPORATE ITEMS – 2003 vs. 2002

Corporate and Unallocated Shared Expenses

2003 vs 2002

      Corporate and unallocated shared expenses increased in fiscal 2003 reflecting additional costs associated with new finance and human resource information technology systems, partially offset by lower brand promotion and litigation costs. Fiscal 2002 also included gains on the sale of properties in the U.K.

Net Interest Expense

2003 vs 2002

      Lower interest expense in fiscal year 2003 was primarily due to lower interest rates and average debt balances.

      Interest and investment income (loss) in fiscal year 2003 included the $114 million write-off of our leveraged lease investment with United Airlines referred to above. Fiscal 2002 included a $216 million gain on the sale of shares of Knight-Ridder, Inc.

Equity in the Income of Investees

      2003 vs 2002

      Higher equity in the income of our investees reflected increases at Lifetime Television, due to lower advertising expenses, as well as increases at A&E and E! Entertainment due to higher advertising revenues. In addition, in fiscal year 2002 a write-down of an investment in a Latin American cable operator negatively affected equity income.

Effective Income Tax Rate

      2003 vs 2002

      The effective income tax rate decreased from 38.9% in fiscal 2002 to 35.0% in fiscal 2003. The decrease in the fiscal 2003 effective income tax rate is primarily due to a $56 million reserve release as a result of the favorable resolution of certain state income tax exposures.

STOCK OPTION ACCOUNTING

      The Company uses the intrinsic-value method of accounting for stock-based awards granted to employees and, accordingly, does not recognize compensation expense for the fair value of its stock-based awards to employees in its Consolidated Statements of Income.

      The following table reflects pro forma net income and earnings per share had the Company elected to record an expense for the fair value of employee stock options.

	Year Ended
	September 30,

(in millions, except for per share data)	2004	2003	2002

Net income:
As reported	$2,345	$1,267	$1,236
Pro forma after stock option expense	2,090	973	930
Diluted earnings per share:
As reported	1.12	0.62	0.60
Pro forma after stock option expense	1.00	0.48	0.45

      These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years.

      Fully diluted shares outstanding and diluted earnings per share include the effect of in-the-money stock options calculated based on the average share price for the period and assumes conversion of the convertible senior notes (see Note 6 to the Consolidated Financial Statements). The dilution from employee options increases as the Company’s share price increases, as shown below:

Average	Total		Percentage of	Hypothetical
Disney	In-the-Money	Incremental	Average Shares	FY 2004 EPS
Share Price	Options	Diluted Shares(1)	Outstanding	Impact(3)

$23.72	106 million	— (2)	—	$0.00
25.00	134 million	3 million	0.14%	(0.00)
30.00	160 million	17 million	0.81%	(0.01)
40.00	221 million	43 million	2.04%	(0.02)
50.00	230 million	59 million	2.80%	(0.03)

(1)	Represents the incremental impact on fully diluted shares outstanding assuming the average share prices indicated, using the treasury stock method. Under the treasury stock method, the tax effected proceeds that would be received from the exercise of all in-the-money options are assumed to be used to repurchase shares.

(2)	Fully diluted shares outstanding for the year ended September 30, 2004 total 2,106 million and include the dilutive impact of in-the-money options at the average share price for the period of $23.72 and the assumed conversion of the convertible senior notes. At the average share price of $23.72, the dilutive impact of in-the-money options was 12 million shares for the year.

(3)	Based upon fiscal 2004 earnings of $2,345 million or $1.12 per share.

LIQUIDITY AND CAPITAL RESOURCES

      Cash and cash equivalents increased by $459 million during the year ended September 30, 2004. The change in cash and cash equivalents is as follows:

	Year Ended September 30,

(in millions)	2004	2003	2002

Cash provided by operating activities	$4,370	$2,901	$2,286
Cash used by investing activities	(1,484)	(1,034)	(3,176)
Cash (used) provided by financing activities	(2,701)	(1,523)	1,511

	185	344	621
Consolidation of Euro Disney and Hong Kong Disneyland cash and cash equivalents(1)	274	—	—

Increase in cash and cash equivalents	$459	$344	$621

(1)	Amount represents the cash balances of Euro Disney and Hong Kong Disneyland on March 31, 2004 when they were initially consolidated pursuant to FIN 46R. As previously discussed the Company adopted FIN 46R, and as a result, began consolidating the balance sheets of Euro Disney and Hong Kong Disneyland as of March 31, 2004, and the income and cash flow statements beginning April 1, 2004.

Operating Activities

      Cash provided by operations increased 51%, or $1.5 billion, to $4.4 billion, reflecting higher pre-tax income adjusted for non-cash items and lower net investment in film and television costs, partially offset by higher income tax payments. We anticipate that we will have a significant increase in our net investment in film and television costs in fiscal 2005.

Investing Activities

      Investing activities consist principally of investments in parks, resorts and other property and mergers, acquisition and divestiture activity. The Company’s investing activities generally consist of investments in parks, resorts and other property. During fiscal 2002, investing activities included approximately $2.8 billion for the acquisition of ABC Family Worldwide.

Investments in Parks, Resorts and Other Properties

      Investments in parks, resorts and other properties by segment are as follows:

	Year Ended September 30,

(in millions)	2004	2003	2002

Media Networks	$221	$203	$151
Parks and Resorts:
Domestic	719	577	636
International(1)	289	—	—
Studio Entertainment	39	49	37
Consumer Products	14	44	58
Corporate and unallocated shared expenditures	145	176	204

	$1,427	$1,049	$1,086

(1)	Represents 100% of Euro Disney and Hong Kong Disneyland’s capital expenditures beginning April 1, 2004.

      Capital expenditures for the Parks and Resorts segment are principally for theme park and resort expansion, new rides and attractions and recurring capital and capital improvements. The increase in domestic park spending in fiscal 2004 as compared to fiscal 2003 was primarily due to spending in anticipation of the 50th Anniversary Celebration which includes new attractions at Walt Disney World and Disneyland. The decrease in fiscal 2003 as compared to fiscal 2002 was primarily due to the completion in fiscal 2002 of a new resort facility at Walt Disney World. The international park spending in fiscal 2004, representing six months of Euro Disney and Hong Kong Disneyland capital expenditures following the implementation of FIN 46R, primarily relates to Hong Kong Disneyland construction. Our minority partner contributed $66 million which is included in financing activities.

      Capital spending will increase in fiscal 2005 due to including a full year of spending for Euro Disney and Hong Kong Disneyland as a result of FIN 46, and to a lesser extent, due to higher domestic theme park spending.

      Capital expenditures at Media Networks primarily reflect investments in facilities and equipment for expanding and upgrading broadcast centers, production facilities and television station facilities.

      Corporate and unallocated capital expenditures were primarily for information technology software and hardware.

Other Investing Activities

      During fiscal 2004, the Company purchased certain financial investments totaling $67 million, made equity contributions to Hong Kong Disneyland totaling $46 million in the first six months of the year, and acquired the film library and intellectual property rights for the Muppets and Bear in the Big Blue House for $68 million ($45 million in cash).

      During fiscal 2003, the Company invested $130 million primarily for the acquisition of a radio station. The Company also made equity contributions to Hong Kong Disneyland totaling $47 million and received proceeds of $166 million from the sale of the Angels and certain utility infrastructure at Walt Disney World.

      During fiscal 2002, the Company acquired ABC Family for $5.2 billion, which was funded with $2.9 billion of new long-term borrowings, plus the assumption of $2.3 billion of borrowings.

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

Financing Activities

      Cash used in financing activities during fiscal 2004 of $2.7 billion reflected net repayments of borrowings, the payment of dividends to shareholders, and share repurchases partially offset by proceeds from stock option exercises.

      During the year, the Company’s borrowing activity, including activity for Euro Disney and Hong Kong Disneyland commencing on April 1, 2004, was as follows:

(in millions)	Additions	Payments	Total

Commercial paper borrowings (net change)	$100	$—	$100
US medium term notes and other US dollar denominated debt	—	(1,886)	(1,886)
European medium term notes	—	(420)	(420)
Privately placed debt	—	(89)	(89)
Other	13	(50)	(37)

	$113	$(2,445)	$(2,332)
Euro Disney borrowings	2	(34)	(32)
Hong Kong Disneyland borrowings	161	—	161

	$276	$(2,479)	$(2,203)

      See Note 6 to the Consolidated Financial Statements for more detailed information regarding the Company’s borrowings.

      At September 30, 2004, total committed borrowing capacity, capacity used and unused borrowing capacity were as follows:

	Committed	Capacity	Unused
(in millions)	Capacity	Used	Capacity

Bank facilities expiring 2005(1)	$2,250	$—	$2,250
Bank facilities expiring 2009(1)(2)	2,250	205	2,045

Total	$4,500	$205	$4,295

(1)	These bank facilities allow for borrowings at LIBOR-based rates plus a spread, which depends on the Company’s public debt rating and can range from 0.175% to 0.575%. As of September 30, 2004, the Company had not borrowed under these bank facilities. Our bank facilities were renewed on February 25, 2004 on substantially the same terms as our previous facilities.

(2)	The Company also has the ability to issue up to $500 million of letters of credit under this facility, which if utilized, reduces available borrowing. As of September 30, 2004, $205 million of letters of credit had been issued under this facility.

      The Company expects to use commercial paper borrowings up to the amount of its above unused bank facilities, in conjunction with term debt issuance and operating cash flow, to retire or refinance other borrowings before or as they come due.

      The Company has filed a U.S. shelf registration statement which allows the Company to borrow up to $7.5 billion of which $1.8 billion was available at September 30, 2004. The Company also has a

European medium-term note program, which permits issuance of approximately $4 billion of debt instruments, which has $2.9 billion of capacity at September 30, 2004.

      The Company declared an annual dividend of $0.24 per share on December 1, 2004 related to fiscal 2004. The dividend is payable on January 6, 2005 to shareholders of record on December 10, 2004. The Company paid a $430 million dividend ($0.21 per share) related to fiscal 2003 on January 6, 2004 to shareholders of record on December 12, 2003. The Company paid a $429 million dividend ($0.21 per share) during the first quarter of fiscal 2003 applicable to fiscal 2002 and paid a $428 million dividend ($0.21 per share) during the first quarter of fiscal 2002 applicable to fiscal 2001.

      During the fourth quarter of fiscal 2004, the Company repurchased 14.9 million shares of Disney common stock for approximately $335 million. No shares of Disney common stock were repurchased during fiscal 2003 and fiscal 2002. As of September 30, 2004, the Company was authorized to repurchase up to approximately 315 million shares of Company common stock.

      Euro Disney is currently in the process of a financial restructuring, that if completed, will result in a refinancing of its debt. See Note 4 to the Consolidated Financial Statements for further details on the terms of the restructuring.

      We believe that the Company’s financial condition is strong and that its cash balances, other liquid assets, operating cash flows, access to debt and equity capital markets and borrowing capacity, taken together, provide adequate resources to fund ongoing operating requirements and future capital expenditures related to the expansion of existing businesses and development of new projects. However, the Company’s operating cash flow and access to the capital markets can be impacted by macroeconomic factors outside of its control. In addition to macroeconomic factors, the Company’s borrowing costs can be impacted by short and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on the Company’s performance as measured by certain credit measures such as interest coverage and leverage ratios. As of September 30, 2004, Moody’s Investors Service’s long and short-term debt ratings for the Company were Baal and P-2, respectively, with stable outlook; and Standard & Poor’s long and short-term debt ratings for the Company were BBB+ and A-2, respectively, with stable outlook. The Company’s bank facilities contain only one financial covenant, relating to interest coverage, which the Company met on September 30, 2004, by a significant margin. The Company’s bank facilities also specifically exclude certain entities, including Euro Disney and Hong Kong Disneyland, from any representations, covenants or events of default.

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

      The following table summarizes our significant contractual obligations and commercial commitments at September 30, 2004 and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal payments on outstanding borrowings. Additional details regarding these obligations are provided in footnotes to the financial statements, as referenced in the table:

	Payments Due by Period

		Less than	1-3	4-5	More than
(in millions)	Total	1 Year	Years	Years	5 Years

Borrowings (Note 6)(1)	$19,729	$2,411	$4,386	$1,477	$11,455
Operating lease commitments (Note 13)	2,172	306	524	410	932
Capital lease obligations (Note 13)	885	40	120	77	648
Sports programming commitments (Note 13)	6,513	2,612	2,918	810	173
Broadcast programming commitments (Note 13)	3,087	1,510	770	574	233

Total sports and other broadcast programming commitments	9,600	4,122	3,688	1,384	406
Other(2)	2,100	1,069	735	226	70

Total contractual obligations(3)	$34,486	$7,948	$9,453	$3,574	$13,511

(1)	Amounts exclude market value adjustments totaling $369 million. Maturities of Euro Disney’s borrowings are included based on the contractual terms. Amounts include interest payments based on contractual terms.

(2)	Other commitments primarily comprise creative talent and employment agreements including obligations to actors, producers, sports personnel, executives and television and radio personalities. Amounts also include capital expenditure commitments at Hong Kong Disneyland and other commitments, such as computer hardware maintenance commitments, vendor commitments and minimum print and advertising commitments.

(3)	Comprised of the following:

Liabilities recorded on the balance sheet	$14,329
Commitments not recorded on the balance sheet	20,157

$34,486

      The Company also has obligations with respect to its pension and post-retirement medical benefit plans. See Note 8 to the Consolidated Financial Statements.

Contingent Commitments and Contingencies
      The Company also has certain contractual arrangements that would require the Company to make payments or provide funding if certain circumstances occur (“contingent commitments”). The Company does not currently expect that the remaining contingent commitments will result in any amounts being paid by the Company.

Contractual Guarantees
      See Note 13 to the Consolidated Financial Statements for information regarding the Company’s contractual guarantees.

Euro Disney
      As described in Note 4 to the Consolidated Financial Statements, the Company has signed a Memorandum of Agreement (MOA) with respect to the financial restructuring of Euro Disney that remains subject to certain approvals by Euro Disney’s Shareholders (which the Company has agreed to vote in favor of), completion of final documentation, and successful implementation of an equity rights offering by no later than March 31, 2005. If approved, the MOA would commit the Company to make certain investments in and advances to Euro Disney. In addition, the timing of Euro Disney’s future payments to its lenders will change as discussed in Note 4.

Aircraft Leveraged Lease Investment
      As disclosed in more detail in Note 4 to the Consolidated Financial Statements, as of September 30, 2004, the Company’s remaining net aircraft leveraged lease investment totaled approximately $156 million, consisting of $101 million and $55 million with Delta Air Lines, Inc. (Delta) and FedEx, respectively. Given the current status of the airline industry, we continue to monitor the recoverability of these investments, particularly the Delta leases. Delta has disclosed that if it is unsuccessful in reducing its operating expenses and continues to experience significant losses, it will need to seek to restructure its costs under Chapter 11 of the U.S. Bankruptcy code. Although Delta remains current on their lease payments to us, the inability of Delta to make their lease payments, or the termination of our lease in a bankruptcy proceeding, could result in a material charge for the write-down of our investment and could accelerate certain income tax payments.

Legal and Tax Matters
      As disclosed in Notes 7 and 13 to the Consolidated Financial Statements, the Company has exposure for certain legal and tax matters.

ACCOUNTING POLICIES AND ESTIMATES

      We believe that the application of the following accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management. For a summary of all of our accounting policies, including the accounting policies discussed below, see Note 2 to the Consolidated Financial Statements.

Film and Television Revenues and Costs
      We expense the cost of film and television production and participations as well as certain multi-year sports rights over the applicable product life cycle based upon the ratio of the current period’s gross revenues to the estimated remaining total gross revenues or on a straight-line basis, as appropriate. These estimates are calculated on an individual production basis for film and television and on an individual contract basis for sports rights. Estimates of total gross revenues can change significantly due to a variety of factors, including advertising rates and the level of market acceptance of the production.

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

      We record reductions to revenues for estimated future returns of merchandise, primarily home video, DVD and software products, and for customer programs and sales incentives. These estimates are based upon historical return experience, current economic trends and projections of customer demand for and acceptance of our products. If we underestimate the level of returns in a particular period, we may record less revenue in later periods when returns exceed the predicted amount. Conversely, if we overestimate the level of returns for a period, we may have additional revenue in later periods when returns are less than predicted.

Pension and Postretirement Benefit Plan Actuarial Assumptions
      The Company’s pension benefit and postretirement medical benefit obligations and related costs are calculated using actuarial concepts, within the framework of Statement of Financial Accounting Standards No. 87 Employer’s Accounting for Pensions (SFAS 87) and Statement of Financial Accounting Standards No. 106, Employer’s Accounting for Postretirement Benefits Other than Pensions (SFAS 106), respectively. Two critical assumptions, the discount rate and the expected return on plan assets, are important elements of expense and/or liability measurement. We evaluate these critical assumptions annually. Other assumptions involve employee demographic factors such as retirement patterns, mortality, turnover and the rate of compensation increase.

      The discount rate enables us to state expected future benefit payments as a present value on the measurement date. The guideline for setting this rate is a high-quality long-term corporate bond rate. A lower discount rate increases the present value of benefit obligations and increases pension expense. We increased our discount rate to 6.30% in 2004 from 5.85% in 2003 to reflect market interest rate conditions. A one percentage point decrease in the assumed discount rate would increase annual expense and the projected benefit obligation by $31 million and $620 million, respectively. A one percentage point increase in the assumed discount rate would decrease annual expense and projected benefit obligations by $29 million and $515 million, respectively.

      To determine the expected long-term rate of return on the plan assets, we consider the current and expected asset allocation, as well as historical and expected returns on each plan asset class. A lower expected rate of return on pension plan assets will increase pension expense. Our long-term expected return on plan assets was 7.50% in both 2004 and 2003, respectively. A one percentage point change in the long-term return on pension plan asset assumption would impact annual pension expense by approximately $29 million. See Note 8 to the Consolidated Financial Statements.

Goodwill, Intangible Assets, Long-lived Assets and Investments
      Effective October 1, 2001, we adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). Goodwill and other intangible assets must be tested for impairment on an annual basis. We completed our impairment testing as of September 30, 2004 and determined that there were no impairment losses related to goodwill and other intangible assets. In assessing the recoverability of goodwill and other intangible assets, market values and projections regarding estimated future cash flows and other factors are used to determine the fair value of the respective assets. If these estimates or related projections change in the future, we may be required to record impairment charges for these assets.

      For purposes of performing the impairment test for goodwill as required by SFAS 142 we established the following reporting units: Cable Networks, Television Broadcasting, Radio, Studio Entertainment, Consumer Products and Parks and Resorts.

      SFAS 142 requires the Company to compare the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is potential goodwill impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value.

      SFAS 142 requires the Company to compare the fair value of an indefinite-lived intangible asset to its carrying amount. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized. Fair values for goodwill and other indefinite-lived intangible assets are determined based on discounted cash flows, market multiples or appraised values as appropriate.

      To determine the fair value of our reporting units, we generally use a present value technique (discounted cash flow) corroborated by market multiples when available and as appropriate, for all of the reporting units except for the Television Network which is included in the Television Broadcasting Group. The Television Broadcasting reporting unit includes the Television Network and the owned and operated television stations. These businesses have been grouped together because their respective cash flows are dependent on one another. For purposes of our impairment test, we used a revenue multiple to value the Television Network. We did not use a present value technique or a market multiple approach to value the Television Network as a present value technique would not capture the full fair value of the Television Network and there is little comparable market data available due to the scarcity of television networks. We applied what we believe to be the most appropriate valuation methodology for each of the reporting units. If we had established different reporting units or utilized different valuation methodologies, the impairment test results could differ.

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

Contingencies and Litigation
      We are currently involved in certain legal proceedings and, as required, have accrued estimates of the probable costs for the resolution of these claims. These estimates have been developed in consultation with outside counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings. See Note 13 to the Consolidated Financial Statements for more detailed information on litigation exposure.

Income Tax Audits
      As a matter of course, the Company is regularly audited by federal, state and foreign tax authorities. From time to time, these audits result in proposed assessments. During the fourth quarter of fiscal 2004, the Company reached a settlement with the Internal Revenue Service regarding all assessments proposed with respect to the Company’s federal income tax returns for 1993 through 1995. This settlement resulted in the Company releasing $120 million in tax reserves which are no longer required with respect to these matters. This release of reserves is reflected in the current year income tax provision. During the fourth quarter of fiscal 2003, the Company resolved certain state income tax audit issues and the corresponding release of $56 million of related tax reserves is reflected in the 2003 income tax provision.

ACCOUNTING CHANGES

FIN 46R
      In December 2003, the FASB issued FIN 46R which was generally effective as of March 31, 2004. Variable interest entities (VIEs) are primarily entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. All VIEs with which the Company is involved must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes.

      The Company has minority equity interests in certain entities, including Euro Disney S.C.A. (Euro Disney) and Hongkong International Theme Parks Limited (Hong Kong Disneyland). In connection with the adoption of FIN 46R, the Company concluded that Euro Disney and Hong Kong Disneyland are VIEs and that we are the primary beneficiary. Pursuant to the transition provisions of FIN 46R, the Company began consolidating Euro Disney and Hong Kong Disneyland’s balance sheets on March 31, 2004, the end of the Company’s second quarter of fiscal year 2004 and the income and cash flow statements beginning April 1, 2004, the beginning of the third quarter of fiscal year 2004. Under FIN 46R transition rules, the operating results of Euro Disney and Hong Kong Disneyland continued to be accounted for on the equity method for the six month period ended March 31, 2004.

      We have concluded that the rest of our equity investments do not require consolidation as either they are not VIEs, or in the event that they are VIEs, we are not the primary beneficiary. The Company also has variable interests in certain other VIEs that will not be consolidated because the Company is not the primary beneficiary. These VIEs do not involve any material exposure to the Company.

      The following table presents the condensed consolidating balance sheet of the Company, reflecting the impact of consolidating the balance sheets of Euro Disney and Hong Kong Disneyland as of September 30, 2004.

	Before Euro
	Disney and Hong	Euro Disney, Hong
	Kong Disneyland	Kong Disneyland
	Consolidation	and Adjustments	Total

Cash and cash equivalents	$1,730	$312	$2,042
Other current assets	7,103	224	7,327

Total current assets	8,833	536	9,369
Investments	1,991	(699)	1,292
Fixed assets	12,529	3,953	16,482
Intangible assets	2,815	—	2,815
Goodwill	16,966	—	16,966
Other assets	6,843	135	6,978

Total assets	$49,977	$3,925	$53,902

Current portion of borrowings(1)	$1,872	$2,221	$4,093
Other current liabilities	6,349	617	6,966

Total current liabilities	8,221	2,838	11,059
Borrowings	8,850	545	9,395
Deferred income taxes	2,950	—	2,950
Other long term liabilities	3,394	225	3,619
Minority interests	487	311	798
Shareholders’ equity	26,075	6	26,081

Total liabilities and shareholders’ equity	$49,977	$3,925	$53,902

(1)	All of Euro Disney’s borrowings of $2.2 billion are classified as current as they are subject to acceleration if certain requirements of the Memorandum of Agreement (“MOA”) are not achieved as part of the current restructuring process (see Note 4 to the Consolidated Financial Statements).

      The following table presents the condensed consolidating income statement of the Company for the year ended September 30, 2004, reflecting the impact of consolidating the income statements of Euro Disney and Hong Kong Disneyland beginning April 1, 2004(1).

	Before Euro
	Disney and Hong	Euro Disney, Hong
	Kong Disneyland	Kong Disneyland and
	Consolidation	Adjustments	Total

Revenues	$30,037	$715	$30,752
Cost and expenses	(26,053)	(651)	(26,704)
Restructuring and impairment charges	(64)	—	(64)
Net interest expense	(575)	(42)	(617)
Equity in the income of investees	398	(26)	372

Income before income taxes and minority interests	3,743	(4)	3,739
Income taxes	(1,199)	2	(1,197)
Minority interests	(199)	2	(197)

Net income	$2,345	$—	$2,345

(1)	As discussed above, under FIN 46R transition rules, the operating results of Euro Disney and Hong Kong Disneyland continued to be accounted for on the equity method for the six month period ended March 31, 2004.

      The following table presents the condensed consolidating cash flow statement of the Company for the year ended September 30, 2004, reflecting the impact of consolidating the cash flow statements of Euro Disney and Hong Kong Disneyland beginning April 1, 2004.

	Before Euro
	Disney and Hong	Euro Disney, Hong
	Kong Disneyland	Kong Disneyland
	Consolidation	and Adjustments(1)	Total

Cash provided by operations	$4,283	$87	$4,370
Investments in parks, resorts and other property	(1,138)	(289)	(1,427)

Free cash flow	3,145	(202)	2,943
Other investing activities	(107)	50	(57)
Cash provided (used) by financing activities	(2,891)	190	(2,701)

Increase in cash and cash equivalents	147	38	185
Cash and cash equivalents, beginning of period	1,583	274	1,857

Cash and cash equivalents, end of period	$1,730	$312	$2,042

(1)	Includes cash flows of Euro Disney and Hong Kong Disneyland for the six months ended September 30, 2004.

FSP 106-2

      In May 2004, the FASB issued FASB Staff Position No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FSP 106-2) in response to a new law regarding prescription drug benefits under Medicare as well as a federal subsidy to sponsors of retiree healthcare benefit plans. We expect that the impact of this act will not be material.

EITF 00-21

      The Company adopted Emerging Issues Task Force (EITF) No. 00-21, Revenue Arrangements with Multiple Deliverables (EITF 00-21), effective October 1, 2002, in the fiscal fourth quarter of 2003. EITF 00-21 addresses revenue recognition for revenues derived from a single contract that contains multiple products or services. The rule provides additional requirements to determine when such revenues may be recorded separately for accounting purposes. Historically, the Company had recognized the NFL broadcast portion of ESPN’s affiliate revenue when the NFL games were aired, as ESPN’s affiliate contracts provided a basis for allocating such revenue between NFL and non-NFL programming. Since the cost of the NFL rights had also been recognized as the games were aired, the Company recognized both the NFL revenues and NFL costs in the quarters the games were aired.

      Under EITF 00-21’s requirements for separating the revenue elements of a single contract, the Company no longer allocates ESPN’s affiliate revenue between NFL and non-NFL programming for accounting purposes. As a consequence, the Company no longer matches all NFL revenue with NFL costs as ESPN affiliate revenue (including the NFL portion) is generally recognized ratably throughout the year, while NFL contract costs continue to be recognized in the quarters the games are aired. This accounting change impacts only the timing of revenue recognition and has no impact on cash flow. As a result of this change, the Media Networks segment reports significantly reduced revenue and profitability in the first fiscal quarter when the majority of the NFL games are aired, with commensurately increased revenues and profits in the second and third fiscal quarters.

      The Company elected to adopt this new accounting rule using the cumulative effect approach. In the fiscal fourth quarter of 2003, the Company recorded an after-tax charge of $71 million for the cumulative effect of a change in accounting as of the beginning of fiscal year 2003. This amount represented the revenue recorded for NFL games in the fourth quarter of fiscal year 2002, which would have been recorded ratably over fiscal 2003 under the new accounting method.

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

      Factors that may affect forward-looking statements. For an enterprise as large and complex as the Company, a wide range of factors could materially affect future developments and performance. Significant factors affecting specific business operations are identified in connection with the description of these operations and the financial results of these operations elsewhere in this report. General factors affecting our operations include:

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

Changes in cost of providing pension and other postretirement medical benefits, including changes in health care costs, investment returns on plan assets, and discount rates used to calculate pension and related liabilities;

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

Adverse weather conditions or natural disasters, such as hurricanes and earthquakes, which may, among other things, affect performance at the Company’s parks and resorts;

Technological developments that may affect the distribution of the Company’s creative products or create new risks to the Company’s ability to protect its intellectual property;

Labor disputes, which may lead to increased costs or disruption of operations in any of the Company’s business units;

Changing public and consumer tastes and preferences, which may, among other things, affect the Company’s entertainment, broadcasting and consumer products businesses generally or the Company’s parks and resorts operations specifically, or result in lower broadcasting ratings or loss of advertising revenue;

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

      Our objective in managing exposure to foreign currency fluctuations is to reduce earnings and cash flow volatility in order to allow management to focus on core business issues and challenges. Accordingly, the Company enters into various contracts that change in value as foreign exchange rates change to protect the value of its existing foreign currency assets, liabilities, commitments and forecasted foreign currency revenues. The Company utilizes option strategies and forward contracts that provide for the sale of foreign currencies to hedge probable, but not firmly committed, transactions. The Company also uses forward contracts to hedge foreign currency assets and liabilities. The principal foreign currencies hedged are the Euro, British pound, Japanese yen and Canadian dollar. Cross-currency swaps are used to effectively convert foreign currency denominated borrowings to U.S. dollar denominated borrowings. By policy, the Company maintains hedge coverage between minimum and maximum percentages of its forecasted foreign exchange exposures generally for periods not to exceed five years. The gains and losses on these contracts offset changes in the value of the related exposures.

      It is the Company’s policy to enter into foreign currency and interest rate derivative transactions and other financial instruments only to the extent considered necessary to meet its objectives as stated above. The Company does not enter into these transactions for speculative purposes.

      Value at Risk (VAR)

      The Company utilizes a VAR model to estimate the maximum potential one-day loss in the fair value of its interest rate, foreign exchange and market sensitive equity financial instruments. The VAR model estimates were made assuming normal market conditions and a 95% confidence level. Various modeling techniques can be used in a VAR computation. The Company’s computations are based on the interrelationships between movements in various interest rates, currencies and equity prices (a variance/co-variance technique). These interrelationships were determined by observing interest rate, foreign currency and equity market changes over the preceding quarter for the calculation of VAR amounts at September 30, 2004. The model includes all of the Company’s debt as well as all interest rate and foreign exchange derivative contracts and market sensitive equity investments. The values of foreign exchange options do not change on a one-to-one basis with the underlying currencies, as exchange rates vary. Therefore, the hedge coverage assumed to be obtained from each option has been adjusted to reflect its respective sensitivity to changes in currency values. Forecasted transactions, firm commitments and receivables and accounts payable denominated in foreign currencies, which certain of these instruments are intended to hedge, were excluded from the model.

      The VAR model is a risk analysis tool and does not purport to represent actual losses in fair value that will be incurred by the Company, nor does it consider the potential effect of favorable changes in market factors.

      VAR on a combined basis decreased from $51 million at September 30, 2003 to $31 million at September 30, 2004. The majority of the decrease is due to increased correlation benefits and lower market value of interest rate sensitive instruments.

      The estimated maximum potential one-day loss in fair value, calculated using the VAR model, is as follows (unaudited, in millions):

	Interest Rate	Currency
	Sensitive	Sensitive	Equity Sensitive
	Financial	Financial	Financial	Combined
(in millions)	Instruments	Instruments	Instruments	Portfolio

VAR as of September 30, 2004	$33	$17	$0	$31
Average VAR during the year ended September 30, 2004	$38	$19	$1	$39
Highest VAR during the year ended September 30, 2004	$45	$27	$1	$48
Lowest VAR during the year ended September 30, 2004	$33	$12	$0	$31
VAR as of September 30, 2003	$57	$18	$1	$51

      The VAR for Euro Disney and Hong Kong Disneyland is immaterial as of September 30, 2004. In calculating the VAR it was determined that credit risks are the primary driver for changes in the value of Euro Disney’s debt rather than interest rate risks. Accordingly, we have excluded Euro Disney’s borrowings from the VAR calculation.

ITEM 8.	Financial Statements and Supplementary Data

      See Index to Financial Statements and Supplemental Data on page 64.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

ITEM 9A.	Controls and Procedures

      Evaluation of Disclosure Controls and Procedures – We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors.

      Based on their evaluation as of September 30, 2004, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

      Management’s Report on Internal Control Over Financial Reporting – Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of September 30, 2004. Our management’s assessment of the effectiveness of our internal control over financial reporting as of September 30, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

      Changes in Internal Controls – In fiscal 2002, the Company initiated a company-wide implementation of new integrated finance and human resources applications software, related information technology systems, and enterprise-wide shared services (the new systems). As of September 30, 2003, a substantial number of the Company’s business units were using the new systems and as of September 30, 2004, substantially all of the Company’s businesses are using the new systems. The implementation has involved changes in systems that included internal controls, and accordingly, these changes have required changes to our system of internal controls. We have reviewed each system as it is being implemented and the controls affected by the implementation of the new systems and made appropriate changes to affected internal controls as we implemented the new systems. We believe that the controls as modified are appropriate and functioning effectively.

ITEM 9B.	Other Information

      None.

PART III

ITEM 10.	Directors and Executive Officers of the Company

      Information regarding Section 16(a) compliance, the Audit Committee, the Company’s code of ethics and background of the directors appearing under the captions “Stock Ownership,” “Governance of the Company” and “Election of Directors” in the Company’s Proxy Statement for the 2005 annual meeting of Shareholders is hereby incorporated by reference.

      Information regarding executive officers is included in Part I of this Form 10-K as permitted by General Instruction G(3).

ITEM 11.	Executive Compensation

      Information appearing under the captions “How are directors compensated?” and “Executive Compensation” (other than the Report of the Compensation Committee) in the 2005 Proxy Statement is hereby incorporated by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      Information setting forth the security ownership of certain beneficial owners and management appearing under the caption “Stock Ownership” and information appearing under the caption “Equity Compensation Plans” in the 2005 Proxy Statement is hereby incorporated by reference.

ITEM 13.	Certain Relationships and Related Transactions

      Information regarding certain related transactions appearing under the captions “Governance of the Company” and “Executive Compensation” in the 2005 Proxy statement is hereby incorporated by reference.

ITEM 14.	Principal Accountant Fees and Services

      Information appearing under the captions “Fees to Independent Registered Public Accountants for fiscal 2004 and 2003” in the 2005 Proxy Statement is hereby incorporated by reference.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)	Exhibits and Financial Statements and Schedules

      (1) Financial Statements and Schedules

See Index to Financial Statements and Supplemental Data at page 64.

      (2) Exhibits

The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

	Exhibit	Location

3(a)	Amended and Restated Certificate of Incorporation of the Company	Annex C to the Joint Proxy Statement/ Prospectus included in the Registration Statement on Form S-4 (No. 333-88105) of the Company, filed Sept. 30, 1999
3(b)	Bylaws of the Company	Exhibit 3(a) to the Form 10-Q of the Company for the period ended June 30, 2004
4(a)	Five-Year Credit Agreement, dated as of February 25, 2004	Exhibit 10(a) to the Form 10-Q of the Company for the period ended March 31, 2004
4(b)	364-day Credit Agreement dated as of February 25, 2004	Exhibit 10(b) to the Form 10-Q of the Company for the period ended March 31, 2004
4(c)	Indenture, dated as of Nov. 30, 1990, between DEI and Bankers Trust Company, as Trustee	Exhibit 2 to the Current Report on Form 8-K of DEI, dated Jan. 14, 1991
4(d)	Indenture, dated as of Mar. 7, 1996, between the Company and Citibank, N.A., as Trustee	Exhibit 4.1(a) to the Current Report on Form 8-K of the Company, dated March 7, 1996
4(e)	Senior Debt Securities Indenture, dated as of September 24, 2001, between the Company and Wells Fargo Bank, N.A., as Trustee	Exhibit 4.1 to the Current Report on Form 8-K of the Company, dated September 24, 2001
4(f)	Other long-term borrowing instruments are omitted pursuant to Item 601(b) (4) (iii) of Regulation S-K. The Company undertakes to furnish copies of such instruments to the Commission upon request
10(a)	(i) Agreement on the Creation and the Operation of Euro Disneyland en France, dated Mar. 25, 1987, and (ii) Letter relating thereto of the Chairman of Disney Enterprises, Inc., dated Mar. 24, 1987	Exhibits 10(b) and 10(a), respectively, to the Current Report on Form 8-K of DEI, dated Apr. 4, 1987
10(b)	Memorandum of Agreement dated June 8, 2004, among Euro Disney, S.C.A. and certain of its affiliates, the Company, Caisse des Dèpôts et Consignations, the Lenders (as defined therein), BNP Paribas and CALYON	Exhibit 3 to the Company’s Report on Schedule 13D filed June 29, 2004, with respect to Euro Disney SCA

	Exhibit	Location

10(c)	Amendments to the June 8, 2004 Memorandum of Agreement	Exhibit 10.2 to the Current Report on Form 8-K of the Company filed October 6, 2004
10(d)	Composite Limited Recourse Financing Facility Agreement, dated as of Apr. 27, 1988, between DEI and TDL Funding Company, as amended	Exhibit 10(b) to the Form 10-K of the Company for the period ended September 30, 1997
10(e)	Amended and Restated Employment Agreement, dated June 29, 2000, between the Company and Michael D. Eisner	Exhibit 10(a) to the Form 10-Q of the Company for the period ended June 30, 2000
10(f)	First Amendment to Amended and Restated Employment Agreement dated June 29, 2004 between the Company and Michael D. Eisner	Exhibit 10(c) to the Form 10-Q of the Company for the period ended March 31, 2004
10(g)	Employment Agreement, dated Jan. 24, 2000, between the Company and Robert A. Iger	Exhibit 10 to the Form 10-Q of the Company for the period ended March 30, 2000
10(h)	Amendment, dated April 15, 2002, to the Employment Agreement between the Company and Robert A. Iger	Exhibit 10(e) to the Form 10-K of the Company for the period ended September 30, 2002
10(i)	Consulting Agreement dated as of February 22, 2003 between the Company and Louis M. Meisinger	Exhibit 10(a) to the Form 10-Q of the Company for the period ended March 31, 2003
10(j)	Employment Agreement, dated September 26, 2003 between the Company and Alan N. Braverman	Exhibit 10(g) to the Form 10-K of the Company for the period ended September 30, 2003
10(k)	Employment Agreement, dated September 26, 2003 between the Company and Thomas O. Staggs	Exhibit 10(h) to the Form 10-K of the Company for the period ended September 30, 2003
10(l)	Description of Directors Compensation	Incorporated by reference to Report on Form 8-K of the Company filed July 2, 2004
10(m)	Director’s Retirement Policy	Exhibit 10(a) to the Form 10-Q of the Company for the period ended December 31, 2002
10(n)	Form of Indemnification Agreement for certain officers and directors	Annex C to the Proxy Statement for the 1988 annual meeting of DEI
10(o)	1995 Stock Option Plan for Non-Employee Directors	Exhibit 20 to the Form S-8 Registration Statement (No. 33-57811) of DEI, dated Feb. 23, 1995
10(p)	Amended and Restated 1990 Stock Incentive Plan and Rules	Appendix B-2 to the Joint Proxy Statement/ Prospectus included in the Form S-4 Registration Statement (No. 33-64141) of DEI, dated Nov. 13, 1995
10(q)	Amended and Restated 1995 Stock Incentive Plan and Rules	Exhibit 4.3 to the Form S-8 Registration Statement (No. 333-74624) of the Company, dated December 6, 2001
10(r)	Amendment to Amended and Restated 1995 Stock Incentive Plan	Incorporated by Reference to Item 1.01(a) of Report on Form 8-K of the Company filed September 23, 2004
10(s)	(i) 1987 Stock Incentive Plan and Rules and (ii) 1984 Stock Incentive Plan and Rules	Exhibits 1(a), 1(b), 2(a) and 2(b), respectively, to the Prospectus contained in the Form S-8 Registration Statement (No. 33-26106) of DEI, dated Dec. 20, 1988

	Exhibit	Location

10(t)	Amendment, dated June 26, 2000, to the Company’s Stock Incentive Plans	Exhibit 10(b) to the Form 10-Q of the Company for the period ended June 30, 2000
10(u)	2002 Executive Performance Plan	Annex 1 to the Proxy Statement for the 2002 annual meeting of the Company
10(v)	Management Incentive Bonus Program approved September 19, 2004	Incorporated by reference to Report on Form 8-K of the Company filed September 23, 2004
10(w)	Amended and Restated 1997 Non-Employee Directors Stock and Deferred Compensation Plan	Annex II to the Proxy Statement for the 2003 annual meeting of the Company
10(x)	Key Employees Deferred Compensation and Retirement Plan	Exhibit 10(u) to the Form 10-K of the Company for the period ended September 30, 1997
10(y)	Group Personal Excess Liability Insurance Plan	Exhibit 10(o) to the Form 10-K of the Company for the period ended September 30, 1997
10(z)	Family Income Assurance Plan (summary description)	Exhibit 10(p) to the Form 10-K of the Company for the period ended September 30, 1997
10(aa)	Form of Restricted Stock Unit Award Agreement (Time-Based Vesting)	Filed herewith
10(bb)	Form of Restricted Stock Unit Award Agreement (Bonus Related)	Filed herewith
10(cc)	Form of Performance-Based Stock Unit Award	Filed herewith
21	Subsidiaries of the Company	Filed herewith
23	Consent of PricewaterhouseCoopers LLP	Filed herewith
31(a)	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31(b)	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32(a)	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished herewith
32(b)	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished herewith

*	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE WALT DISNEY COMPANY

(Registrant)

Date: December 13, 2004	By: MICHAEL D. EISNER

(Michael D. Eisner, Chief Executive Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer /s/ MICHAEL D. EISNER (Michael D. Eisner)	Chief Executive Officer	December 13, 2004

Principal Operating Officer /s/ ROBERT A. IGER (Robert A. Iger)	President and Chief Operating Officer	December 13, 2004

Principal Financial and Accounting Officers /s/ THOMAS O. STAGGS (Thomas O. Staggs)	Senior Executive Vice President and Chief Financial Officer	December 13, 2004

/s/ JOHN J. GARAND (John J. Garand)	Executive Vice President-Planning and Control	December 13, 2004

Directors /s/ JOHN E. BRYSON (John E. Bryson)	Director	December 13, 2004

/s/ JOHN S. CHEN (John S. Chen)	Director	December 13, 2004

/s/ MICHAEL D. EISNER (Michael D. Eisner)	Director	December 13, 2004

/s/ JUDITH L. ESTRIN (Judith L. Estrin)	Director	December 13, 2004

/s/ ROBERT A. IGER (Robert A. Iger)	Director	December 13, 2004

/s/ AYLWIN B. LEWIS (Aylwin B. Lewis)	Director	December 13, 2004

Signature	Title	Date

/s/ MONICA C. LOZANO (Monica C. Lozano)	Director	December 13, 2004

/s/ ROBERT W. MATSCHULLAT (Robert W. Matschullat)	Director	December 13, 2004

/s/ GEORGE J. MITCHELL (George J. Mitchell)	Chairman of the Board and Director	December 13, 2004

/s/ LEO J. O’DONOVAN, S.J. (Leo J. O’Donovan, S.J.)	Director	December 13, 2004

/s/ GARY L. WILSON (Gary L. Wilson)	Director	December 13, 2004

THE WALT DISNEY COMPANY AND SUBSIDIARIES

All schedules are omitted for the reason that they are not applicable or the required information is included in the financial statements or notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of The Walt Disney Company

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders’ equity, and cash flows present fairly, in all material respects, the financial position of The Walt Disney Company and its subsidiaries (the Company) at September 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2004, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of September 30, 2004 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2004, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on (i) these financial statements; (ii) management’s assessment; and (iii) the effectiveness of the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As discussed in Note 2 to the Consolidated Financial Statements, the Company adopted FASB Interpretation 46R, Consolidation of Variable Interest Entities and, accordingly, began consolidating Euro Disney and Hong Kong Disneyland as of March 31, 2004. Additionally, the Company adopted EITF No. 00-21, Revenue Arrangements with Multiple Deliverables as of October 1, 2002, changing the timing of revenue from certain contracts.

PRICEWATERHOUSECOOPERS LLP

Los Angeles, California

December 9, 2004

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

Year Ended September 30,	2004	2003	2002

Revenues	$30,752	$27,061	$25,329
Costs and expenses	(26,704)	(24,348)	(22,945)
Gain on sale of business	—	16	34
Net interest expense	(617)	(793)	(453)
Equity in the income of investees	372	334	225
Restructuring and impairment charges	(64)	(16)	—

Income before income taxes, minority interests and the cumulative effect of accounting change	3,739	2,254	2,190
Income taxes	(1,197)	(789)	(853)
Minority interests	(197)	(127)	(101)

Income before the cumulative effect of accounting change	2,345	1,338	1,236
Cumulative effect of accounting change	—	(71)	—

Net income	$2,345	$1,267	$1,236

Earnings per share before the cumulative effect of accounting change
Diluted	$1.12	$0.65	$0.60

Basic	$1.14	$0.65	$0.61

Cumulative effect of accounting change per share	$—	$(0.03)	$—

Earnings per share:
Diluted	$1.12	$0.62	$0.60

Basic	$1.14	$0.62	$0.61

Average number of common and common equivalent shares outstanding:
Diluted	2,106	2,067	2,044

Basic	2,049	2,043	2,040

See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)

September 30,	2004	2003

ASSETS
Current assets
Cash and cash equivalents	$2,042	$1,583
Receivables	4,558	4,238
Inventories	775	703
Television costs	484	568
Deferred income taxes	772	674
Other current assets	738	548

Total current assets	9,369	8,314
Film and television costs	5,938	6,205
Investments	1,292	1,849
Parks, resorts and other property, at cost
Attractions, buildings and equipment	25,168	19,499
Accumulated depreciation	(11,665)	(8,794)

	13,503	10,705
Projects in progress	1,852	1,076
Land	1,127	897

	16,482	12,678
Intangible assets, net	2,815	2,786
Goodwill	16,966	16,966
Other assets	1,040	1,190

	$53,902	$49,988

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and other accrued liabilities	$5,623	$5,044
Current portion of borrowings	4,093	2,457
Unearned royalties and other advances	1,343	1,168

Total current liabilities	11,059	8,669
Borrowings	9,395	10,643
Deferred income taxes	2,950	2,712
Other long-term liabilities	3,619	3,745
Minority interests	798	428
Commitments and contingencies (Note 13)	—	—
Shareholders’ equity
Preferred stock, $.01 par value
Authorized – 100 million shares, Issued – none	—	—
Common stock
Common stock – Disney, $.01 par value
Authorized – 3.6 billion shares, Issued – 2.1 billion shares	12,447	12,154
Common stock – Internet Group, $.01 par value
Authorized – 1.0 billion shares, Issued – none	—	—
Retained earnings	15,732	13,817
Accumulated other comprehensive loss	(236)	(653)

	27,943	25,318
Treasury stock, at cost, 101.6 million shares at September 30, 2004 and 86.7 million shares at September 30, 2003	(1,862)	(1,527)

	26,081	23,791

	$53,902	$49,988

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

Year Ended September 30,	2004	2003	2002

OPERATING ACTIVITIES
Net income	$2,345	$1,267	1,236

Depreciation	1,198	1,059	1,021
Amortization of intangible assets	12	18	21
Deferred income taxes	(98)	441	327
Equity in the income of investees	(372)	(334)	(225)
Cash distributions received from equity investees	408	340	234
Minority interests	197	127	101
Change in film and television costs	460	(369)	(97)
Gain on sale of business	—	(16)	(34)
Gain on sale of Knight-Ridder, Inc. shares	—	—	(216)
Restructuring and impairment charges	52	13	—
Write-off of aircraft leveraged lease	16	114	—
Other	203	(23)	(55)

	2,076	1,370	1,077

Changes in working capital
Receivables	(115)	(194)	(535)
Inventories	(40)	(6)	(35)
Other current assets	(89)	(28)	(86)
Accounts payable and other accrued liabilities	237	275	225
Television costs	(44)	217	404

	(51)	264	(27)

Cash provided by operations	4,370	2,901	2,286

INVESTING ACTIVITIES
Investments in parks, resorts and other property	(1,427)	(1,049)	(1,086)
Acquisitions (net of cash acquired)	(48)	(130)	(2,845)
Dispositions	—	166	200
Proceeds from sale of investments	14	40	601
Purchases of investments	(67)	(14)	(9)
Other	44	(47)	(37)

Cash used by investing activities	(1,484)	(1,034)	(3,176)

FINANCING ACTIVITIES
Borrowings	176	1,635	4,038
Reduction of borrowings	(2,479)	(2,059)	(2,113)
Commercial paper borrowings, net	100	(721)	(33)
Dividends	(430)	(429)	(428)
Exercise of stock options and other	201	51	47
Repurchases of common stock	(335)	—	—
Hong Kong Disneyland minority interest capital
contributions	66	—	—

Cash (used) provided by financing activities	(2,701)	(1,523)	1,511

Increase in cash and cash equivalents	185	344	621
Cash and cash equivalents due to the initial consolidation of Euro Disney and Hong Kong Disneyland	274	—	—
Cash and cash equivalents, beginning of year	1,583	1,239	618

Cash and cash equivalents, end of year	$2,042	$1,583	$1,239

Supplemental disclosure of cash flow information:
Interest paid	$624	$705	$674

Income taxes paid	$1,349	$371	$447

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In millions, except per share data)

				Accumulated
				Other		TWDC
				Compre-		Stock
				hensive		Compen-	Total
		Common	Retained	Income	Treasury	sation	Shareholders’
	Shares	Stock	Earnings	(Loss)(1)	Stock	Fund	Equity

BALANCE AT SEPTEMBER 30, 2001	2,038	$12,096	$12,171	$10	$(1,395)	$(210)	$22,672
Exercise of stock options	3	11	—	—	—	49	60
Dividends ($0.21 per share)	—	—	(428)	—	—	—	(428)
Other comprehensive loss (net of tax of $56 million)	—	—	—	(95)	—	—	(95)
Net income	—	—	1,236	—	—	—	1,236

BALANCE AT SEPTEMBER 30, 2002	2,041	12,107	12,979	(85)	(1,395)	(161)	23,445
Exercise of stock options and issuance of restricted stock	3	47	—	—	29	—	76
Dividends ($0.21 per share)	—	—	(429)	—	—	—	(429)
Expiration of the TWDC stock compensation fund	—	—	—	—	(161)	161	—
Other comprehensive loss (net of tax of $334 million)	—	—	—	(568)	—	—	(568)
Net income	—	—	1,267	—	—	—	1,267

BALANCE AT SEPTEMBER 30, 2003	2,044	12,154	13,817	(653)	(1,527)	—	23,791
Exercise of stock options and issuance of restricted stock	11	293	—	—	—	—	293
Common Stock repurchases	(15)	—	—	—	(335)	—	(335)
Dividends ($0.21 per share)	—	—	(430)	—	—	—	(430)
Other comprehensive income (net of tax of $245 million)	—	—	—	417	—	—	417
Net income	—	—	2,345	—	—	—	2,345

BALANCE AT SEPTEMBER 30, 2004	2,040	$12,447	$15,732	$(236)	$(1,862)	$—	$26,081

(1)	Accumulated other comprehensive loss at September 30, 2004 and 2003 is as follows:

	2004	2003

Market value adjustments for investments and hedges, net of tax	$(61)	$(108)
Foreign currency translation and other, net of tax	86	63
Additional minimum pension liability adjustment, net of tax	(261)	(608)

	$(236)	$(653)

Comprehensive income is as follows:

	2004	2003	2002

Net income	$2,345	$1,267	$1,236
Market value adjustments for investments and hedges, net of tax	47	(77)	(101)
Foreign currency translation, net of tax	23	73	50
Additional minimum pension liability adjustment, net of tax decrease/ (increase) (See Note 8)	347	(564)	(44)

Comprehensive income	$2,762	$699	$1,141

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

DESCRIPTION OF THE BUSINESS

Media Networks
      The Company operates the ABC Television Network and ten owned television stations and the ABC Radio Networks and 71 owned radio stations. Both the television and radio networks have affiliated stations providing coverage to households throughout the United States. Most of the owned television and radio stations are affiliated with either the ABC Television Network or the ABC Radio Networks. The Company’s cable/satellite and international broadcast operations are principally involved in the production and distribution of cable television programming, the licensing of programming to domestic and international markets and investing in foreign television broadcasting, production and distribution entities. Primary cable/satellite programming services, which operate through consolidated subsidiary companies, are the ESPN-branded networks, Disney Channel, International Disney Channel, SOAPnet, Toon Disney, ABC Family Channel and JETIX channels in Europe and Latin America. Other programming services that operate through joint ventures, and are accounted for under the equity method, include A&E Television Networks, Lifetime Entertainment Services and E! Entertainment Television. The Company also produces original television programming for network, first-run syndication, pay and international syndication markets along with original animated television programming for network, pay and international syndication markets. Additionally, the Company operates ABC-, ESPN-, and Disney-branded Internet web site businesses.

Parks and Resorts
      The Company owns and operates the Walt Disney World Resort in Florida and the Disneyland Resort in California. The Walt Disney World Resort includes four theme parks (the Magic Kingdom, Epcot, Disney-MGM Studios and Disney’s Animal Kingdom), seventeen resort hotels, a retail, dining and entertainment complex, a sports complex, conference centers, campgrounds, golf courses, water parks and other recreational facilities. In addition, Disney Cruise Line is operated out of Port Canaveral, Florida. The Disneyland Resort includes two theme parks (Disneyland and Disney’s California Adventure), three resort hotels and Downtown Disney. The Company earns royalties on revenues generated by the Tokyo Disneyland Resort, which includes two theme parks and two Disney-branded hotels, near Tokyo, Japan, and is owned and operated by an unrelated Japanese corporation. The Company manages and has a 41% equity investment in Euro Disney S.C.A. (Euro Disney), a publicly held French entity that operates Disneyland Resort Paris, which includes the Disneyland Park, the Walt Disney Studios Park, seven themed hotels, two convention centers, the Disney Village, a shopping, dining and entertainment center and a 27 hole golf facility. The Company also manages and has a 43% equity interest in Hong Kong Disneyland which is under construction and is scheduled to open in fiscal 2005. During fiscal 2004, the Company began consolidating Euro Disney and Hong Kong Disneyland (see Note 2). The Company’s Walt Disney Imagineering unit designs and develops new theme park concepts and attractions, as well as resort properties. The Company also manages and markets vacation ownership interests through the Disney Vacation Club. Included in Parks and Resorts is the Company’s NHL franchise, the Mighty Ducks of Anaheim and ESPN Zone which operates sports-themed dining and entertainment facilities.

Studio Entertainment
      The Company produces and acquires live-action and animated motion pictures for worldwide distribution to the theatrical, home entertainment and television markets. The Company distributes these products through its own distribution and marketing companies in the United States and most foreign markets primarily under the

Walt Disney Pictures, Touchstone Pictures, Miramax and Dimension banners. The Company also produces stage plays and musical recordings.

Consumer Products
      The Company licenses the name “Walt Disney,” as well as the Company’s characters and visual and literary properties, to various manufacturers, retailers, show promoters and publishers throughout the world. The Company also engages in direct retail distribution principally through the Disney Stores. The Company produces books and magazines for the general public, computer software products for the entertainment market, as well as film, video and computer software products for the educational marketplace. The Company’s Direct Marketing business operates the Disney Catalog, which markets Disney-themed merchandise through the direct mail channel. Catalog offerings include merchandise developed exclusively for the Disney Catalog and DisneyDirect.com which is an internet shopping site, as well as other internal Disney businesses and Disney licensees.

SEGMENT INFORMATION

      The operating segments reported below are the segments of the Company for which separate financial information is available and for which operating results are evaluated regularly by the Chief Executive Officer in deciding how to allocate resources and in assessing performance.

      Segment operating results evaluated include earnings before corporate and unallocated shared expenses, amortization of intangible assets, gain on sale of business, net interest expense, equity in the income of investees, restructuring and impairment charges, income taxes, minority interests and the cumulative effect of accounting change. Corporate and unallocated shared expenses principally consist of corporate functions, executive management and certain unallocated administrative support functions.

      The following segment results include allocations of certain costs, including certain information technology costs, pension, legal and other shared services, which are allocated based on various metrics designed to correlate with consumption. In addition, while all significant intersegment transactions have been eliminated, Studio Entertainment revenues and operating income include an allocation of Consumer Products revenues, which is meant to reflect a portion of Consumer Products revenues attributable to certain film properties created by the studio. These allocations are agreed-upon amounts between the businesses and may differ from amounts that would be negotiated in an arm’s-length transaction.

	2004	2003	2002

Revenues
Media Networks	$11,778	$10,941	$9,733
Parks and Resorts	7,750	6,412	6,465
Studio Entertainment
Third parties	8,637	7,312	6,622
Intersegment	76	52	69

	8,713	7,364	6,691

Consumer Products
Third parties	2,587	2,396	2,509
Intersegment	(76)	(52)	(69)

	2,511	2,344	2,440

Total consolidated revenues	$30,752	$27,061	$25,329

	2004	2003	2002

Segment operating income
Media Networks	$2,169	$1,213	$986
Parks and Resorts	1,123	957	1,169
Studio Entertainment	662	620	273
Consumer Products	534	384	394

Total segment operating income	$4,488	$3,174	$2,822

Reconciliation of segment operating income to income before income taxes, minority interests and the cumulative effect of accounting change
Segment operating income	$4,488	$3,174	$2,822
Corporate and unallocated shared expenses	(428)	(443)	(417)
Amortization of intangible assets	(12)	(18)	(21)
Gain on sale of business	—	16	34
Net interest expense	(617)	(793)	(453)
Equity in the income of investees	372	334	225
Restructuring and impairment charges	(64)	(16)	—

Income before income taxes, minority interests and the cumulative effect of accounting change	$3,739	$2,254	$2,190

Capital expenditures
Media Networks	$221	$203	$151
Parks and Resorts
Domestic	719	577	636
International(1)	289	—	—
Studio Entertainment	39	49	37
Consumer Products	14	44	58
Corporate	145	176	204

Total consolidated capital expenditures	$1,427	$1,049	$1,086

Depreciation expense
Media Networks	$172	$169	$180
Parks and Resorts
Domestic	710	681	648
International(1)	95	—	—
Studio Entertainment	22	39	46
Consumer Products	44	63	58
Corporate	155	107	89

Total consolidated depreciation expense	$1,198	$1,059	$1,021

Identifiable assets
Media Networks(2)(3)	$26,193	$25,883
Parks and Resorts(2)	15,221	11,067
Studio Entertainment	6,954	7,832
Consumer Products	1,037	966
Corporate(4)	4,497	4,240

Total consolidated assets	$53,902	$49,988

	2004	2003	2002

Supplemental revenue data
Media Networks
Advertising	$6,611	$6,319	$5,566
Affiliate Fees	4,408	3,682	3,294
Parks and Resorts
Merchandise, food and beverage	2,429	1,987	1,987
Admissions	2,547	1,887	1,819
Revenues
United States and Canada	$24,012	$22,124	$20,770
Europe	4,721	3,171	2,724
Asia Pacific	1,547	1,331	1,325
Latin America and Other	472	435	510

	$30,752	$27,061	$25,329

Segment operating income
United States and Canada	$2,934	$2,113	$1,739
Europe	892	591	499
Asia Pacific	566	518	545
Latin America and Other	96	(48)	39

	$4,488	$3,174	$2,822

Identifiable assets
United States and Canada	$46,788	$47,177
Europe	5,370	2,200
Asia Pacific	1,622	484
Latin America and Other	122	127

	$53,902	$49,988

(1)	Represents 100% of Euro Disney and Hong Kong Disneyland’s capital expenditures and depreciation expense beginning April 1, 2004. Hong Kong Disneyland’s capital expenditures totaled $251 million and were partially funded by minority interest partner contributions totaling $66 million.

(2)	Identifiable assets include amounts associated with equity method investments, including notes and other receivables, as follows:

Media Networks	$951	$898
Parks and Resorts	—	623

(3)	Includes goodwill and other intangible assets totaling $19,341 in 2004 and $19,344 in 2003

(4)	Primarily deferred tax assets, investments, fixed and other assets

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

Accounting Changes
FIN 46R
      In December 2003, FASB issued FIN 46R which was generally effective as of March 31, 2004. Variable interest entities (VIEs) are primarily entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. All VIEs with which the Company is involved must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes.

      The Company has minority equity interests in certain entities, including Euro Disney S.C.A. (Euro Disney) and Hongkong International Theme Parks Limited (Hong Kong Disneyland). In connection with the adoption of FIN 46R, the Company concluded that Euro Disney and Hong Kong Disneyland are VIEs and that we are the primary beneficiary. Pursuant to the transition provisions of FIN 46R, the Company began consolidating Euro Disney and Hong Kong Disneyland’s balance sheets on March 31, 2004, the end of the Company’s second quarter of fiscal year 2004 and the income and cash flow statements beginning April 1, 2004, the beginning of the third quarter of fiscal year 2004. Under FIN 46R transition rules, the operating results of Euro Disney and Hong Kong Disneyland continued to be accounted for on the equity method for the six month period ended March 31, 2004. See Note 4 for the impact of consolidating the balance sheets, income statement and cash flow statements of Euro Disney and Hong Kong Disneyland.

      We have concluded that the rest of our equity investments do not require consolidation as either they are not VIEs, or in the event that they are VIEs, we are not the primary beneficiary. The Company also has variable interests in certain other VIEs that will not be consolidated because the Company is not the primary beneficiary. These VIEs do not involve any material exposure to the Company.

FSP 106-2

      In May 2004, the FASB issued FASB Staff Position No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FSP 106-2) in response to a new law regarding prescription drug benefits under Medicare as well as a federal subsidy to sponsors of retiree healthcare benefit plans. We expect that the impact of this act will not be material.

EITF 00-21

      The Company adopted Emerging Issues Task Force (EITF) No. 00-21, Revenue Arrangements with Multiple Deliverables (EITF 00-21), effective October 1, 2002, in the fiscal fourth quarter of 2003. EITF 00-21 addresses revenue recognition for revenues derived from a single contract that contains multiple products or services. The rule provides additional requirements to determine when such revenues may be recorded separately for accounting purposes. Historically, the Company had recognized the NFL broadcast portion of ESPN’s affiliate revenue when the NFL games were aired, as ESPN’s affiliate contracts provided a basis for allocating such revenue between NFL and non-NFL programming. Since the cost of the NFL rights had also been recognized as the games were aired, the Company recognized both the NFL revenues and NFL costs in the quarters the games were aired.

      Under EITF 00-21’s requirements for separating the revenue elements of a single contract, the Company no longer allocates ESPN’s affiliate revenue between NFL and non-NFL programming for accounting purposes. As a consequence, the Company will no longer match all NFL revenue with NFL costs as ESPN affiliate revenue (including the NFL portion) is generally recognized ratably throughout the year, while NFL contract costs continue to be recognized in the quarters the games are aired. This accounting change impacts only the timing of revenue recognition and has no impact on cash flow.

      The Company elected to adopt this new accounting rule using the cumulative effect approach. In the fiscal fourth quarter of 2003, the Company recorded an after-tax charge of $71 million for the cumulative effect of a change in accounting as of the beginning of fiscal year 2003. This amount represented the revenue recorded for NFL games in the fourth quarter of fiscal year 2002, which would have been recorded ratably over fiscal 2003 under the new accounting method. Results for fiscal 2003 were restated to reflect the impact of EITF 00-21 as of October 1, 2002.

      The following table provides a reconciliation of reported net earnings to adjusted earnings had EITF 00-21 been followed in fiscal year 2002:

		Diluted
		Earnings
	Amount	per share

Reported earnings before the cumulative effect of accounting change	$1,236	$0.60
EITF 00-21 adjustment, net of tax	(46)	(0.02)

Adjusted net income	$1,190	$0.58

Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Actual results may differ from those estimates.

Revenue Recognition

      Broadcast advertising revenues are recognized when commercials are aired. Revenues from television subscription services related to the Company’s primary cable programming services are recognized as services are provided. Certain of the Company’s contracts with cable service providers include annual programming commitments. In these cases, revenue subject to the commitment is deferred until the annual commitments are satisfied which generally results in revenue shifting from the first half of the year to the second.

      Revenues from advance theme park ticket sales are recognized when the tickets are used. Revenues from corporate sponsors at the theme parks are generally recognized over the period of the applicable agreements commencing with the opening of the related attraction.

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

Advertising Expense

      Advertising costs are expensed as incurred. Advertising expense incurred for the years ended September 30, 2004, 2003, and 2002 totaled $3.0 billion, $2.5 billion and $2.3 billion, respectively.

Cash and Cash Equivalents

      Cash and cash equivalents consist of cash on hand and marketable securities with original maturities of three months or less.

Investments

      Debt securities that the Company has the positive intent and ability to hold to maturity are classified as “held-to-maturity” and reported at amortized cost. Debt securities not classified as held-to-maturity and marketable equity securities are classified as either “trading” or “available-for-sale,” and are recorded at fair value with unrealized gains and losses included in earnings or shareholders’ equity, respectively. All other equity securities are accounted for using either the cost method or the equity method.

      The Company continually reviews its investments to determine whether a decline in fair value below the cost basis is other than temporary. If the decline in fair value is judged to be other than temporary, the cost basis of the security is written down to fair value and the amount of the write-down is included in the Consolidated Statements of Income.

Translation Policy

      The U.S. dollar is the predominant functional currency for the majority of our international operations. The local currency is the functional currency for Euro Disney, Hong Kong Disneyland and international locations of the Disney Stores.

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

      For the local currency functional locations, assets and liabilities are translated at end-of-period rates while revenues and expenses are translated at average rates in effect during the period. Equity is translated at historical rates and the resulting cumulative translation adjustments are included as a component of accumulated other comprehensive income (AOCI).

Inventories

      Carrying amounts of merchandise, materials and supplies inventories are generally determined on a moving average cost basis and are stated at the lower of cost or market.

Film and Television Costs

      Film and television costs include capitalizable direct negative costs, production overhead, interest, development costs and acquired production costs and are stated at the lower of cost, less accumulated amortization, or fair value. Acquired programming costs for the Company’s television and cable/satellite networks are stated at the lower of cost, less accumulated amortization, or net realizable value. Acquired television broadcast program licenses and rights are recorded when the license period begins and the program is available for use. Marketing, distribution, and general and administrative costs are expensed as incurred.

      Film and television production and participation costs are expensed based on the ratio of the current period’s gross revenues to estimated remaining total gross revenues from all sources on an individual production basis. Television network series costs and multi-year sports rights are charged to expense based on the ratio of the current period’s gross revenues to estimated remaining total gross revenues from such programs or on a straight-line basis, as appropriate. Estimated remaining gross revenue for film productions includes revenue that will be earned within ten years of the date of the initial theatrical release. For television network series, we include revenues that will be earned within 10 years of the delivery of the first episode, or if still in production, five years from the date of delivery of the most recent episode. For acquired film libraries, remaining revenues include amounts to be earned for up to 20 years from the date of acquisition. Television network and station rights for theatrical movies and other long-form programming are charged to expense primarily on an accelerated basis related to the projected usage of the programs. Development costs for projects that have been determined will not go into production or have not been set for production within three years are written-off.

      Estimates of total gross revenues can change significantly due to a variety of factors, including advertising rates and the level of market acceptance of the production. Accordingly, revenue estimates are reviewed periodically and amortization is adjusted, if necessary. Such adjustments could have a material effect on results of operations in future periods. The net realizable value of network television broadcast program licenses and rights is reviewed using a daypart methodology. A daypart is defined as an aggregation of programs broadcast during a particular time of day or programs of a similar type. The Company’s dayparts are early morning, daytime, late night, primetime, news, children and sports (sports includes network and cable). The net realizable values of other cable programming are reviewed on an aggregated basis for each cable channel.

Capitalized Software Costs

      The Company expenses costs incurred in the preliminary project stage of developing or acquiring internal use software, such as research and feasibility studies, as well as costs incurred in the post-implementation/operational stage, such as maintenance and training. Capitalization of software development costs occurs only after the preliminary project stage is complete, management authorizes the project, and it is probable that the project will be completed and the software will be used for the function intended. As of September 30, 2004 and 2003, capitalized software costs totaled $433 million and $240 million, respectively. The capitalized costs are amortized on a straight-line basis over the estimated useful life of the software, which ranges from 2-10 years.

Parks, Resorts and Other Property

      Parks, resorts and other property are carried at historical cost. Depreciation is computed on the straight-line method over estimated useful lives as follows:

Attractions	25 – 40 years
Buildings and improvements	40 years
Leasehold improvements	Life of lease or asset life if less
Land improvements	25 – 40 years
Furniture, fixtures and equipment	2 – 10 years

Goodwill and Other Intangible Assets

      The Company performs an annual impairment test at fiscal year end for goodwill and other indefinite-lived intangible assets, which include FCC licenses and trademarks. Goodwill is allocated to various reporting units, which are either the operating segment or one reporting level below the operating segment. For purposes of performing the impairment test for goodwill as required by SFAS 142, we established the following reporting units: Cable Networks, Television Broadcasting, Radio, Studio Entertainment, Consumer Products and Parks and Resorts.

      SFAS 142 requires the Company to compare the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is potential goodwill impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value.

      SFAS 142 requires the Company to compare the fair value of an indefinite-lived intangible asset to its carrying amount. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized. Fair values for goodwill and other indefinite-lived intangible assets are determined based on discounted cash flows, market multiples or appraised values as appropriate.

      To determine the fair value of our reporting units, we generally use a present value technique (discounted cash flow) corroborated by market multiples when available and as appropriate, for all of the reporting units except for the Television Network which is included in the Television Broadcasting Group. The Television Broadcasting reporting unit includes the Television Network and the owned and operated television stations. These businesses have been grouped together because their respective cash flows are dependent on one another. For purposes of our impairment test, we used a revenue multiple to value the Television Network. We did not use a present value technique or a market multiple approach to value the Television Network as a present value technique would not capture the full fair value of the Television Network and there is little comparable market data available due to the scarcity of television networks. We applied what we believe to be the most appropriate valuation methodology for each of the reporting units. If we had established different reporting units or utilized different valuation methodologies, the impairment test results could differ.

      Amortizable intangible assets are amortized on a straight-line basis over estimated useful lives as follows:

Copyrights	10 – 31 years

Risk Management Contracts

      In the normal course of business, the Company employs a variety of financial instruments to manage its exposure to fluctuations in interest rates, foreign currency exchange rates and investments in equity and debt securities, including interest rate and cross-currency swap agreements; forward, option and “swaption” contracts and interest rate caps.

      The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking various hedge transactions. There are two types of derivatives into which the Company enters: hedges of fair value exposure and hedges of cash flow exposure. Hedges of fair value exposure are entered into in order to hedge the fair value of a recognized asset, liability, or a firm commitment. Hedges of cash flow exposure are entered into in order to hedge a forecasted transaction (e.g. forecasted revenue) or the variability of cash flows to be paid or received, related to a recognized liability or asset (e.g. floating rate debt).

      The Company designates and assigns the financial instruments as hedges of forecasted transactions, specific assets, or specific liabilities. When hedged assets or liabilities are sold or extinguished or the forecasted transactions being hedged are no longer expected to occur, the Company recognizes the gain or loss on the designated hedging financial instruments.

      Option premiums and unrealized losses on forward contracts and the accrued differential for interest rate and cross-currency swaps to be received under the agreements are recorded on the balance sheet as other assets. Unrealized gains on forward contracts and the accrued differential for interest rate and cross-currency swaps to be paid under the agreements are included in liabilities. Realized gains and losses from hedges are classified in the income statement consistent with the accounting treatment of the items being hedged. The Company accrues the differential for interest rate and cross-currency swaps to be paid or received under the agreements as interest rates and exchange rates change as adjustments to interest expense over the lives of the swaps. Gains and losses on the termination of effective swap agreements, prior to their original maturity, are deferred and amortized to interest expense over the remaining term of the underlying hedged transactions.

      Cash flows from hedges are classified in the Consolidated Statements of Cash Flows under the same category as the cash flows from the related assets, liabilities or forecasted transactions (see Notes 6 and 12).

Earnings Per Share

      The Company presents both basic and diluted earnings per share (EPS) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the year. Diluted EPS is based upon the weighted average number of common and common equivalent shares outstanding during the year which is calculated using the treasury stock method for stock options and assumes conversion of the Company’s convertible senior notes (see Note 6). Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect. Stock options for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the calculation.

      A reconciliation of net income and the weighted average number of common and common equivalent shares outstanding for calculating diluted earnings per share is as follows:

	Year Ended
	September 30,

	2004	2003	2002

Income before the cumulative effect of accounting change	$2,345	$1,338	$1,236
Interest expense on convertible senior notes (net of tax)	21	10	—

	$2,366	$1,348	$1,236

Weighted average number of common shares outstanding (basic)	2,049	2,043	2,040
Weighted average dilutive stock options and restricted stock	12	3	4
Weighted average assumed conversion of convertible senior notes	45	21	—

Weighted average number of common and common equivalent shares outstanding (diluted)	2,106	2,067	2,044

      For the years ended September 30, 2004, 2003 and 2002, options for 124 million, 184 million , and 156 million shares, respectively, were excluded from the diluted EPS calculation for common stock because they were anti-dilutive.

Stock Options

      The Company uses the intrinsic value method of accounting for stock-based awards granted to employees and, accordingly, does not recognize compensation expense for its stock-based awards in the Consolidated Statements of Income.

      The following table reflects pro forma net income and earnings per share had the Company elected to adopt the fair value approach of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation:

	Year Ended
	September 30,

	2004	2003	2002

Net income
As reported	$2,345	$1,267	$1,236
Less stock option expense, net of tax(1)	(255)	(294)	(306)

Pro forma after option expense	$2,090	$973	$930

Diluted earnings per share
As reported	$1.12	$0.62	$0.60
Pro forma after option expense	1.00	0.48	0.45
Basic earnings per share
As reported	$1.14	$0.62	$0.61
Pro forma after option expense	1.02	0.48	0.46

(1)	Does not include restricted stock expense that is reported in net income (See Note 10).

      These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years.

Reclassifications

      Certain reclassifications have been made in the 2003 and 2002 financial statements to conform to the 2004 presentation.

3 Significant Acquisitions and Dispositions

       On February 17, 2004, the Company acquired the film library and intellectual property rights for the Muppets and Bear in the Big Blue House for $68 million. Substantially all of the purchase price was allocated to definite-lived identifiable intangible assets.

      In fiscal 2003, the Company sold the Anaheim Angels baseball team, which resulted in a pre-tax gain of $16 million. In fiscal 2002, the Company sold the Disney Store operations in Japan generating a pre-tax gain of $34 million. These gains are reported in the line “Gain on sale of business” in the Consolidated Statements of Income.

      On October 24, 2001, the Company acquired Fox Family Worldwide, Inc. (now called “ABC Family”) for $5.2 billion, which was funded with $2.9 billion of new long-term borrowings plus the assumption of $2.3 billion of long-term debt. Among the businesses acquired were the Fox Family Channel, which has been renamed ABC Family Channel, a programming service that currently reaches approximately 88 million cable and satellite television subscribers throughout the U.S.; a 75% interest in Fox Kids Europe, which has been renamed JETIX

Europe and reaches more than 37 million subscribers across Europe; JETIX channels in Latin America, and the Saban library and entertainment production businesses.

      The purchase price was allocated to the fair value of the acquired assets and liabilities and the excess purchase price of $5.0 billion was recorded as goodwill and was assigned to the Cable Networks reporting unit within the Media Networks segment. None of this amount is expected to be deductible for tax purposes.

      The Company’s consolidated results of operations have incorporated ABC Family’s activity on a consolidated basis from October 24, 2001, the date of acquisition. On an unaudited pro forma basis assuming the acquisition occurred on October 1, 2001, revenues for the year ended September 30, 2002 were $25,360 million. As-reported and unaudited pro forma net income and earnings per share for fiscal 2002 were approximately the same. The unaudited pro forma information is not necessarily indicative of future results.

4 Investments

       Investments consist of the following:

	2004	2003

Investments, at equity(1)	$971	$1,051
Investments, at cost(2)	165	106
Investment in leveraged leases	156	175
Notes receivable and other investments	—	517

	$1,292	$1,849

(1)	Equity investments consist of investments in affiliated companies over which the Company has significant influence but not the majority of the equity or risks and rewards.

(2)	Cost investments consist of marketable securities classified as available-for-sale and investments in companies over which the Company does not have significant influence and ownership of less than 20%.

Euro Disney and Hong Kong Disneyland

      The Company has a 41% interest in Euro Disney S.C.A., which operates the Disneyland Resort Paris and a 43% interest in Hongkong International Theme Park Limited, which is responsible for constructing and operating Hong Kong Disneyland. As of March 31, 2004, the Company began accounting for Euro Disney and Hong Kong Disneyland as consolidated subsidiaries pursuant to FIN 46R (See Note 2). The Company began consolidating the balance sheets of Euro Disney and Hong Kong Disneyland as of March 31, 2004, and the income and cash flow statements beginning April 1, 2004.

      The following table presents the condensed consolidating balance sheet of the Company, reflecting the impact of consolidating the balance sheets of Euro Disney and Hong Kong Disneyland as of September 30, 2004.

	Before Euro Disney
	and Hong Kong	Euro Disney, Hong
	Disneyland	Kong Disneyland
	Consolidation	and Adjustments	Total

Cash and cash equivalents	$1,730	$312	$2,042
Other current assets	7,103	224	7,327

Total current assets	8,833	536	9,369
Investments	1,991	(699)	1,292
Fixed assets	12,529	3,953	16,482
Intangible assets	2,815	—	2,815
Goodwill	16,966	—	16,966
Other assets	6,843	135	6,978

Total assets	$49,977	$3,925	$53,902

Current portion of borrowings(1)	$1,872	$2,221	$4,093
Other current liabilities	6,349	617	6,966

Total current liabilities	8,221	2,838	11,059
Borrowings	8,850	545	9,395
Deferred income taxes	2,950	—	2,950
Other long term liabilities	3,394	225	3,619
Minority interests	487	311	798
Shareholders’ equity	26,075	6	26,081

Total liabilities and shareholders’ equity	$49,977	$3,925	$53,902

(1)	All of Euro Disney’s borrowings of $2.2 billion are classified as current as they are subject to acceleration if certain requirements of the MOA are not achieved as part of the current restructuring process as discussed below.

      The following table presents the condensed consolidating income statement of the Company for the year ended September 30, 2004, reflecting the impact of consolidating the income statements of Euro Disney and Hong Kong Disneyland beginning April 1, 2004(1).

	Before Euro Disney
	and Hong Kong	Euro Disney, Hong
	Disneyland	Kong Disneyland
	Consolidation	and Adjustments	Total

Revenues	$30,037	$715	$30,752
Cost and expenses	(26,053)	(651)	(26,704)
Restructuring and impairment charges	(64)	—	(64)
Net interest expense	(575)	(42)	(617)
Equity in the income of investees	398	(26)	372

Income before income taxes and minority interests	3,743	(4)	3,739
Income taxes	(1,199)	2	(1,197)
Minority interests	(199)	2	(197)

Net income	$2,345	$—	$2,345

(1)	Under FIN 46R transition rules, the operating results of Euro Disney and Hong Kong Disneyland are accounted for on the equity method for the six month period ended March 31, 2004.

      The following table presents the condensed consolidating cash flow statement of the Company for the year ended September 30, 2004, reflecting the impact of consolidating the cash flow statements of Euro Disney and Hong Kong Disneyland beginning April 1, 2004.

	Before Euro Disney
	and Hong Kong	Euro Disney, Hong
	Disneyland	Kong Disneyland
	Consolidation	and Adjustments(1)	Total

Cash provided by operations	$4,283	$87	$4,370
Investments in parks, resorts and other property	(1,138)	(289)	(1,427)
Other investing activities	(107)	50	(57)
Cash provided (used) by financing activities	(2,891)	190	(2,701)

Increase in cash and cash equivalents	147	38	185
Cash and cash equivalents, beginning of period	1,583	274	1,857

Cash and cash equivalents, end of period	$1,730	$312	$2,042

(1)	Includes cash flow of Euro Disney and Hong Kong Disneyland for the six months ended September 30, 2004.

Euro Disney Financial Restructuring

      On September 28, 2004, Euro Disney announced that Euro Disney, the Company and Euro Disney’s lenders finalized a Memorandum of Agreement (“MOA”) effective October 1, 2004, relating to the financial restructuring of Euro Disney and subsequently finalized the legal documentation called for by the MOA. The MOA provides for new financing as well as restructuring Euro Disney’s existing financing. The key provisions of the MOA are as follows:

Royalties and Management Fees

•	Royalties and management fees totaling €58 million for fiscal 2004 will be paid to the Company following completion of the rights offering discussed below

•	Royalties and management fees for fiscal 2005 through fiscal 2009, totaling €25 million per year, payable to the Company will be converted into subordinated long-term borrowings

•	Royalties and management fees for fiscal 2007 through fiscal 2014, of up to €25 million per year, payable to the Company will be converted into subordinated long-term borrowings if operating results do not achieve specified levels

Debt Covenants

•	Certain covenant violations for fiscal 2003 and fiscal 2004 will be waived

•	Euro Disney will receive authorization for up to €240 million of capital expenditures for fiscal 2005 through fiscal 2009 for new attractions

Existing Borrowings

•	Approximately €110 million of amounts outstanding on the existing line of credit from the Company and €58 million of deferred interest payable to Caisse des Dépôts et Consignations (“CDC”), a French state financial institution, will be converted into long-term subordinated borrowings

•	The interest rate on approximately €450 million of Euro Disney’s senior borrowings will be increased by approximately 2%

•	Approximately €300 million of principal payments on senior borrowings will be deferred for three and one half years

•	Principal payments on certain CDC borrowings will be deferred for three and one half years

•	Euro Disney’s security deposit requirement will be eliminated and the existing deposit balance totaling €100 million will be paid to senior lenders as a principal payment

•	Interest payments for fiscal 2005 through fiscal 2012, up to €20 million per year, payable to the CDC will be converted to long-term subordinated borrowings if operating results do not achieve specified levels

•	Interest payments for fiscal 2013 through fiscal 2014, up to €23 million per year, payable to the CDC will be converted to long-term subordinated borrowings if operating results do not achieve specified levels

New Financing

•	€250 million equity rights offering, to which the Company has committed to subscribe for at least €100 million with the remainder to be underwritten by a group of financial institutions

•	New ten-year €150 million line of credit from the Company for liquidity needs, which reduces to €100 million after five years

      Any subordinated long-term borrowings due to the Company and CDC cannot be paid until all senior borrowings have been paid.

      The MOA additionally provides for the contribution by Euro Disney of substantially all of its assets and liabilities (including most of the proceeds of the equity rights offerings referred to above) into Euro Disney Associés S.C.A. (“Disney SCA”) which will become an 82% owned subsidiary of Euro Disney. Other wholly-owned subsidiaries of the Company will retain the remaining 18% ownership interest. This will enable Euro Disney to avoid having to make €292 million of payments to Disney SCA that would be due if Euro Disney exercised the options under certain leases from Disney SCA. As a result of this contribution, the Company will increase its overall effective ownership interest in Euro Disney’s operations from 41% to 52%. Pursuant to the MOA, the Company must maintain at least a direct 39% ownership investment in Euro Disney through December 31, 2016.

      The implementation of the MOA remains subject to certain conditions including: approval of the reorganization by the Shareholders (which the Company has agreed to vote in favor of) and the completion of the equity rights offering (referred to above) by March 31, 2005. Once implemented, the Restructuring will provide Euro Disney with significant liquidity, including protective measures intended to mitigate the adverse impact of business volatility as well as capital to invest in new rides and attractions. If the equity rights offering does not occur by March 31, 2005, the parties will have 30 days to negotiate a new arrangement. If the negotiations do not succeed, most of the provisions of the MOA will become null and void, and Euro Disney’s debt will become due or subject to acceleration, and absent a further debt covenant waiver or new agreement, Euro Disney would be unable to pay certain of its debt obligations.

      As discussed above, the MOA will result in the elimination of certain sublease arrangements between the Company’s wholly-owned subsidiary, Disney SCA and Euro Disney. These subleases arose in connection with a financial restructuring of Euro Disney in 1994 whereby Disney SCA (which was then in the form of a SNC) entered into a lease agreement with a financing company with a non-cancelable term of 12 years related to substantially all of the Disneyland Park assets, and then entered into a 12-year sublease agreement with Euro Disney on substantially the same payment terms. Remaining lease rentals at September 30, 2004 of approximately $385 million receivable from Euro Disney under the sublease approximate the amounts payable by Disney SCA under the lease. These lease transactions are currently eliminated upon consolidation of Euro Disney by the Company as a result of the implementation of FIN 46R. If the restructuring does not occur as planned above, at the conclusion of the sublease term in 2006, Euro Disney would have the option of assuming Disney SCA’s rights and obligations under the lease for a payment of $97 million over the ensuing 15 months. If Euro Disney did not exercise its option, Disney SCA would be able to purchase the assets, continue to lease the assets or elect to terminate the lease. In the event that the lease was terminated, Disney SCA would be obligated to make a termination payment to the lessor equal to 75% of the lessor’s then outstanding debt related to the Disneyland Park assets, which payment would be approximately $1.4 billion. Disney SCA would then have the right to sell or lease the assets on behalf of the lessor to satisfy the remaining debt, with any excess proceeds payable to Disney SCA.

      See Note 6 for the terms of Euro Disney’s borrowings.

      Euro Disney had revenues and net loss of $575 million and $122 million, respectively, for the six months ended March 31, 2004 while the Company still accounted for its investment on the equity method. Euro Disney had revenues and net loss of $1,077 million and $56 million, respectively, for the year ended September 30, 2003. For the year ended September 30, 2002, Euro Disney had revenues and net loss of $909 million and $57 million, respectively. Total assets and total liabilities of Euro Disney were $3,373 million and $3,304 million at September 30, 2003.

Other Equity Investments

      In addition to the Company’s investments in Euro Disney and Hong Kong Disneyland, the Company has other equity investments, primarily comprised of cable investments such as A&E Television Networks (37.5% owned), Lifetime Entertainment Services (50% owned) and E! Entertainment Television (39.6% owned).

      A summary of combined financial information for the other equity investments is as follows:

	2004	2003	2002

Results of Operations:
Revenues	$3,893	$3,453	$3,111

Net Income	$1,017	$826	$635

Balance Sheet:
Current assets	$2,025	$1,839
Non-current assets	1,167	1,163

	$3,192	$3,002

Current liabilities	$902	$846
Non-current liabilities	727	603
Shareholders’ equity	1,563	1,553

	$3,192	$3,002

Cost Investments

      As of September 30, 2004 and 2003, the Company held $60 million and $17 million, respectively, of securities classified as available-for-sale. As of September 30, 2004 and 2003, the Company also held $105 million and $89 million, respectively, of non-publicly traded cost method investments. Realized gains and losses are determined principally on an average cost basis. In 2004, 2003 and 2002, the Company recognized $2 million, $8 million and $239 million, respectively, in net gains on sales of securities. Included in fiscal 2002 is a $216 million gain on the sale of the remaining shares of Knight Ridder stock that the Company had received in connection with the disposition of certain publishing operations that had been acquired in connection with the acquisition of ABC.

      In 2004, 2003 and 2002, the Company recorded non-cash charges of $23 million, $23 million and $2 million, respectively, to reflect other-than-temporary losses in value of certain investments.

Investment in Leveraged Leases

      During the fourth quarter of 2004, the Company recorded a $16 million pre-tax charge to write down its leveraged lease investment in Delta. During the first quarter of fiscal 2003, the Company wrote off its aircraft leveraged lease investment with United Airlines, which filed for bankruptcy protection, resulting in a pre-tax charge of $114 million, or $0.04 per share. Based on the bankruptcy filing, we believe it is unlikely that the Company will recover this investment. The pre-tax charge of $114 million for the write-off is reported in “Net interest expense” in the Consolidated Statements of Income. As of September 30, 2004, our remaining aircraft leveraged lease investment totaled approximately $156 million, consisting of $101 million and $55 million, with Delta and FedEx, respectively. Given the current status of the airline industry, we continue to monitor the recoverability of these investments, particularly the Delta leases. Delta has disclosed that if it is unsuccessful in reducing its operating expenses and continues to experience significant losses, it will need to seek to restructure its costs under Chapter 11 of the U.S. Bankruptcy code. Although Delta remains current on their lease payments to us, the inability of Delta to make their lease payments, or the termination of our lease through a bankruptcy proceeding, could result in a material charge for the write-down of our investment and could accelerate certain income tax payments.

5 Film and Television Costs

       Film and Television costs are as follows:

	2004	2003

Theatrical film costs
Released, less amortization	$2,319	$2,359
Completed, not released	633	856
In-process	1,000	1,236
In development or pre-production	130	113

	4,082	4,564

Television costs
Released, less amortization	893	961
Completed, not released	175	126
In-process	292	283
In development or pre-production	24	11

	1,384	1,381

Television broadcast rights	956	828

	6,422	6,773
Less current portion	484	568

Non-current portion	$5,938	$6,205

      Based on management’s total gross revenue estimates as of September 30, 2004, approximately 42% of completed and unamortized film and television costs (excluding amounts allocated to acquired film and television libraries) are expected to be amortized during fiscal 2005. Approximately 73% of unamortized film and television costs for released productions (excluding acquired film libraries) are expected to be amortized during the next three years. By September 30, 2008, approximately 80% of the total released and unamortized film and television costs are expected to be amortized. As of September 30, 2004, the Company estimated that approximately $530 million of accrued participation and residual liabilities will be payable in fiscal year 2005.

      At September 30, 2004, acquired film and television libraries have remaining unamortized film costs of $447 million which are generally amortized straight-line over a remaining period of approximately 5-15 years.

      The following table provides detail of film and television spending and amortization:

	2004	2003	2002

Gross film and television spending	$(2,364)	$(2,915)	$(2,315)
Film and television cost amortization	2,824	2,546	2,218

Net investment in film and television costs	$460	$(369)	$(97)

6 Borrowings

       The Company’s borrowings at September 30, 2004 and 2003, including the impact of interest rate swaps designated as hedges at September 30, 2004 are summarized below:

			2004

				Interest rate and
			Stated	Cross-Currency Swaps(2)		Effective
			Interest			Interest	Swap
	2004	2003	Rate(1)	Pay Variable	Pay Fixed	Rate(3)	Maturities

Commercial paper	$100	$—	1.78%	$—	$100	4.37%	2005
U.S. medium-term notes	6,624	8,114	6.32%	710	—	5.09%	2006-2022
Convertible senior notes	1,323	1,323	2.13%	—	—	2.13%	—
Other U.S. dollar denominated debt	305	597	7.00%	—	—	7.00%	—
Privately placed debt	254	343	7.02%	254	—	3.49%	2007
European medium-term notes	1,099	1,519	1.81%	1,099	—	2.31%	2004-2007
Preferred stock	373	485	9.00%	—	—	9.00%	2004
Capital Cities/ ABC debt	189	191	9.07%	—	—	8.84%	—
Other(4)	455	528		—	—	—	—

	10,722	13,100	5.21%	2,063	100	4.43%	—
Euro Disney (ED) and Hong Kong
Disneyland (HKDL):
ED – CDC loans	1,119	—	5.15%	—	—	5.15%	—
ED – Credit facilities & other	608	—	3.08%	—	74	3.24%	2004
ED – Other advances	494		3.01%	—	—	3.01%	—
HKDL – Senior and subordinated loans	545	—	2.91%	—	135	3.03%	2005

	2,766	—	3.87%	—	209	3.93%

Total borrowings	13,488	13,100	4.93%	2,063	309	4.39%
Less current portion(5)	4,093	2,457		832	174

Total long-term borrowings	$9,395	$10,643		$1,231	$135

(1)	The stated interest rate represents the weighted-average coupon rate for each category of borrowings. For floating rate borrowings, interest rates are based upon the rates at September 30, 2004; these rates are not necessarily an indication of future interest rates.

(2)	Amounts represent notional values of interest and cross-currency rate swaps.

(3)	The effective interest rate includes only the impact of interest rate and cross-currency swaps on the stated rate of interest. Other adjustments to the stated interest rate such as purchase accounting adjustments and debt issuance costs did not have a material impact on the overall effective interest rate.

(4)	Includes market value adjustments for current and non-current debt with qualifying hedges totaling $369 million and $471 million at September 30, 2004 and 2003, respectively.

(5)	All of Euro Disney’s borrowings of $2.2 billion are classified as current as they are subject to acceleration if certain requirements of the MOA are not achieved as part of the current restructuring process (See Note 4).

Commercial Paper

      The Company currently maintains U.S. and European commercial paper programs with a combined program size of $4.5 billion. As of September 30, 2004, the Company had established bank facilities totaling $4.5 billion to support commercial paper borrowings, with half of the facilities scheduled to expire in February 2005 and the other half in February 2009. Under the bank facilities, the Company has the option to borrow at LIBOR-based rates plus a spread depending on the Company’s senior unsecured debt rating. The Company’s bank facilities contain only one financial covenant, relating to interest coverage, which the Company met on September 30, 2004 by a significant margin. The Company’s bank facilities also specifically exclude certain entities, including Euro Disney and Hong Kong Disneyland, from any representations, covenants or events of default. As of September 30, 2004, the Company had not borrowed against the facilities. The Company also has the ability to issue up to $500 million of letters of credit under the facility expiring in 2009, which if utilized, reduces available borrowing under this facility. As of September 30, 2004, $205 million of letters of credit had been issued under this facility and $2.045 billion was available for borrowing. At September 30, 2004, $100 million of commercial paper debt was outstanding.

$7.5 Billion Shelf Registration Statement

      In August 2001, the Company filed a U.S. shelf registration statement with the Securities and Exchange Commission (SEC) that allows the Company to issue from time to time up to $7.5 billion of securities, including debt securities, preferred stock, common stock, depository shares, warrants and purchase contracts. At September 30, 2004, $3.1 billion of debt had been issued under the Company’s U.S. medium-term note program (described below) and $2.6 billion of debt had been issued under other U.S. dollar denominated debt programs of which $1.0 billion has been repaid to date (also described below). The remaining unused capacity under the shelf registration is $1.8 billion. Our ability to issue debt is subject to market conditions and other factors impacting our borrowing capacity.

U.S. Medium-Term Note Program

      In September 2001, the Company established a $6.5 billion U.S. medium-term note program under the U.S. shelf registration statement described above for the issuance of various types of debt instruments, such as fixed or floating rate notes, U.S. dollar or foreign currency denominated notes, redeemable notes, global notes and dual currency or other indexed notes. In total, the Company has issued $3.1 billion under the current program. The remaining capacity under the program may be further reduced from time to time to the extent that the Company issues securities outside of the existing U.S. medium-term note program but under the current shelf registration statement. At September 30, 2004, the total debt outstanding under the current and prior U.S. medium-term note programs was $6.624 billion. The maturities of current outstanding borrowings range from 1 to 89 years and stated interest rates range from 0.86% to 7.55%.

Other U.S. Dollar Denominated Debt

      From time to time, the Company may issue bonds or notes, under the existing shelf registration statement but separately from the U.S. medium-term note program. Through September 30, 2004, $2.6 billion of other U.S. denominated debt has been issued under the $7.5 billion shelf registration. At September 30, 2004, $1.6 billion of total debt is outstanding from these offerings. The offerings are comprised of $305 million of quarterly interest bonds (QUIBS), and $1.3 billion of convertible senior notes (described below). The maturities of these outstanding borrowings range from 19 to 27 years and the stated interest rates range from 2.15% to 7.0%.

Convertible Senior Notes

      In April 2003, the Company issued $1.3 billion of convertible senior notes due on April 15, 2023. The notes bear interest at a fixed annual rate of 2.125% and are redeemable at the Company’s option any time after April 15, 2008 at par. The notes are redeemable at the investor’s option at par on April 15, 2008, April 15, 2013 and April 15, 2018, and upon the occurrence of certain fundamental changes, such as a change in control. The notes are convertible into common stock, under certain circumstances, at an initial conversion rate of 33.9443 shares of common stock per $1,000 principal amount of notes. This is equivalent to an initial conversion price of $29.46. The conversion rate is subject to adjustment if certain events occur, such as the payment of a common stock dividend, the issuance of rights or warrants to all holders of the Company’s common stock that allow the holders to purchase shares of the Company’s common stock during a specified period of time, and subdivision, combinations or certain reclassifications of the Company’s common stock.

Privately Placed Debt

      In 1996, the Company raised $850 million of privately placed financing. The notes pay 7.02% interest per annum and amortize semi-annually. The outstanding principal as of September 30, 2004 was $254 million.

European Medium-Term Note Program

      In July 2002, the Company renewed its European medium-term note program for the issuance of various types of debt instruments such as fixed or floating rate notes, U.S. dollar or foreign currency denominated notes, redeemable notes, index linked and dual currency notes. At such time, the program size was increased from $3.0 billion to $4.0 billion. In 2004, no new debt was issued under the program. The remaining capacity under the program is $2.9 billion, subject to market conditions and other factors impacting our borrowing capacity. The remaining capacity under the program replenishes as outstanding debt under the program matures. At September 30, 2004, the total debt outstanding under the program was $1.1 billion. The maturities of current outstanding borrowings range from 1 to 3 years and stated interest rates range from 0.72% to 6.26%. The Company has outstanding borrowings under the program denominated in U.S. dollars, Hong Kong dollars, Singapore dollars and Japanese yen.

Preferred Stock

      As a result of the ABC Family acquisition in October 2001, the Company assumed Series A Preferred Stock with a 9% coupon and quarterly dividend payments valued at approximately $400 million with an effective cost of capital of 5.25%. The Series A Preferred Stock is callable starting August 1, 2007 and matures August 1, 2027. The Series A Preferred Stock is classified as borrowings given its substantive similarity to debt instruments. At September 30, 2004, the total balance outstanding was $373 million.

      In July 1999, a subsidiary of the Company issued $102 million of Auction Market Preferred Stock (AMPS). These are perpetual, non-cumulative, non-redeemable instruments. Quarterly distributions, if declared, are at the rate of 5.427% per annum, for the first five years. In July 2004, the AMPS were repurchased by the Company.

Capital Cities/ ABC Debt

      As a result of the Capital Cities/ ABC, Inc. acquisition in 1996, the Company assumed various debt previously issued by Capital Cities/ ABC, Inc. At September 30, 2004, the outstanding balance was $189 million with maturities ranging from 5 to 17 years and stated interest rates ranging from 8.75% to 9.65%.

Euro Disney and Hong Kong Disneyland Borrowings

      The following is a summary of the key terms of Euro Disney and Hong Kong Disneyland borrowings which have been included in our consolidated balance sheet as a result of the implementation of FIN 46R.

      Euro Disney – CDC loans. Pursuant to Euro Disney’s original financing and the terms of a 1994 financial restructuring, Euro Disney borrowed funds from the Caisse des Dépôts et Consignations (“CDC”), a French state bank. As of September 30, 2004, these borrowings consisted of approximately €128 million ($156 million at September 30, 2004 exchange rates) of senior debt and €403 million ($495 million at September 30, 2004 exchange rates) of subordinated debt. The senior debt is secured by certain fixed assets of Disneyland Resort Paris and the underlying land, whereas the subordinated debt is unsecured. The loans originally bore interest at a fixed rate of 7.85%; however, effective September 30, 1999, the terms of these loans were modified so as to reduce the fixed interest rate to 5.15%, defer principal repayments and extend the final maturity date from fiscal year 2015 to fiscal year 2024.

      Euro Disney also executed a credit agreement with CDC to finance a portion of the construction costs of Walt Disney Studios Park. As of September 30, 2004, approximately €381 million ($468 million at September 30, 2004 exchange rates) of subordinated loans were outstanding under this agreement. The loans bear interest at a fixed rate of 5.15% per annum, unless interest or principal payments are deferred under the provisions of the loans, during which time the interest rate on the deferred amounts is the greater of 5.15% or EURIBOR plus 2.0%. The loans will mature between fiscal years 2015 and 2028.

      Euro Disney – Credit facilities and other. Pursuant to Euro Disney’s original financing with a syndicate of international banks and the terms of a 1994 financial restructuring, Euro Disney borrowed funds which are secured by certain fixed assets of Disneyland Resort Paris and the underlying land thereof. The loans bear interest at EURIBOR plus margins with rates ranging from 2.55% to 8.25% at September 30, 2004. The loans mature between fiscal years 2008 and 2012.

      Euro Disney – Other advances. Advances of €383 million ($471 million at September 30, 2004 exchange rates) bear interest at a fixed rate of 3.0%. The remaining advances of €19 million ($23 million at September 30, 2004 exchange rates) bear interest at EURIBOR plus 1.125% (3.28% at September 30, 2004). The advances are scheduled to mature between fiscal years 2014 and 2017. $23 million of the advances are secured by certain theme parks assets.

      Certain of Euro Disney’s borrowing agreements include covenants, which primarily consist of restrictions on additional indebtedness and capital expenditures, the provision of certain financial information and compliance with certain financial ratio thresholds.

      Certain of Euro Disney’s borrowings arose in connection with a lease arrangement that was entered into in connection with a financial restructuring of Euro Disney in 1994. See Note 4 for further discussion of this lease arrangement.

      As previously stated, all of Euro Disney’s borrowings totaling $2.2 billion are classified as current on the balance sheet as they are subject to acceleration if certain requirements of the MOA are not achieved as part of the current restructuring process.

      Hong Kong Disneyland – Senior loans. Hong Kong Disneyland’s senior loans are borrowings pursuant to a term loan facility of HK$2.3 billion ($295 million at September 30, 2004 exchange rates) and a revolving credit facility of HK$1.0 billion ($128 million at September 30, 2004 exchange rates). The balance of the senior loans as of September 30, 2004 was HK$1.1 billion ($143 million at September 30, 2004 exchange rates). The term loan facility can be drawn down until 6 months after the theme park opening day (scheduled for late fiscal year 2005) with re-payments to begin approximately three years after the theme park opening day. As of September 30, 2004, up to 25% of the revolving credit facility is available to be drawn down. The remaining 75% is unavailable until the earlier of i) the theme park opening or ii) all other senior and subordinated debt facilities and equity funding have been fully utilized and there is sufficient liquidity available to accommodate working capital requirements. Both facilities are secured by the assets of the Hong Kong Disneyland theme park, currently carry a rate of 3 month HIBOR + 1.0% and are scheduled to mature in fiscal 2016. The spread above HIBOR is 1.0% through November 15, 2005, 1.25% for the next five years and 1.375% for the last five years of the facilities. As of September 30, 2004, the rate on the Senior loans was 1.82%.

      Hong Kong Disneyland – Subordinated loans. Hong Kong Disneyland has a subordinated unsecured loan facility of HK$5.6 billion ($720 million at September 30, 2004 exchange rates) that is scheduled to mature 25 years after the theme park opening day. The balance drawn on the subordinated unsecured loan facility as of September 30, 2004 was HK $3.1 billion ($402 million at September 30, 2004 exchange rates). Interest rates under this loan are subject to biannual revisions (up or down) under certain conditions, but capped at an annual rate of 6.75% (until eight and one half years after opening day), 7.625% (for the next eight years) and 8.50% (over the last eight and one half years).

      Total borrowings excluding market value adjustments, have the following scheduled maturities:

	Before Euro Disney and	Euro Disney and
	Hong Kong Disneyland	Hong Kong
	Consolidation	Disneyland(1)	Total

2005	$1,732	$102	$1,834
2006	1,514	95	1,609
2007	1,762	116	1,878
2008	61	133	194
2009	486	117	603
Thereafter	4,798	2,203	7,001

	$10,353	$2,766	$13,119

(1)	Maturities of Euro Disney’s borrowings are included based on the contractual terms.

      The Company capitalizes interest on assets constructed for its parks, resorts and other property and on theatrical and television productions. In 2004, 2003 and 2002, total interest capitalized was $35 million, $33 million and $36 million, respectively.

7 Income Taxes

	2004	2003	2002

Income Before Income Taxes, Minority Interests and the Cumulative Effect of Accounting Change
Domestic (including U.S. exports)	$3,279	$1,802	$1,832
Foreign subsidiaries	460	452	358

	$3,739	$2,254	$2,190

Income Tax (Benefit) Provision
Current
Federal	$835	$(55)	$137
State	90	39	55
Foreign (including withholding)	350	317	257

	1,275	301	449

Deferred
Federal	(103)	448	372
State	25	40	32

	(78)	488	404

	$1,197	$789	$853

	2004	2003	2002

Components of Deferred Tax Assets and Liabilities
Deferred tax assets
Accrued liabilities	$(1,412)	$(1,255)
Foreign subsidiaries	(842)	(269)
Retirement benefits	(22)	(193)
Loss and credit carryforwards	(30)	(80)
Other, net	—	(17)

Total deferred tax assets	(2,306)	(1,814)

Deferred tax liabilities
Depreciable, amortizable and other property	3,818	3,036
Licensing revenues	214	132
Leveraged leases	261	312
Investment in Euro Disney	—	298
Other, net	117	—

Total deferred tax liabilities	4,410	3,778

Net deferred tax liability before valuation allowance	2,104	1,964
Valuation allowance	74	74

Net deferred tax liability	$2,178	$2,038

Reconciliation of Effective Income Tax Rate
Federal income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	2.0	2.3	2.6
Dispositions	—	0.4	—
Impact of audit settlements	(3.2)	(2.5)	—
Foreign sales corporation and extraterritorial income	(2.6)	(3.1)	(3.1)
Other, including tax reserves and related interest	0.8	2.9	4.4

	32.0%	35.0%	38.9%

      Deferred tax assets at September 30, 2004 and 2003 were reduced by a valuation allowance relating to a portion of the tax benefits attributable to certain net operating losses (NOLs) reflected on state tax returns of Infoseek and its subsidiaries for periods prior to the Infoseek acquisition on November 18, 1999 where applicable state laws limit the utilization of such NOLs. In addition, deferred tax assets at September 30, 2004 and 2003 were reduced by a valuation allowance relating to a portion of the tax benefits attributable to certain NOLs reflected on tax returns of ABC Family Worldwide, Inc. and its subsidiaries for periods prior to the ABC Family acquisition on October 24, 2001 (see Note 3). Since the valuation allowances associated with both acquisitions relate to acquired deferred tax assets, the subsequent realization of these tax benefits would result in adjustments to the allowance amount being applied as reductions to goodwill. In addition, at September 30, 2004, approximately $42 million of other acquired NOL carry forwards from the acquisition of ABC family are available to offset future taxable income through the year 2022.

      In 2004, 2003, and 2002, income tax benefits attributable to employee stock option transactions of $25 million, $5 million and $8 million, respectively, were allocated to shareholders’ equity.

      In 2004 the Company derived tax benefits of $97 million from an exclusion provided under U.S. income tax laws with respect to certain extraterritorial income attributable to foreign trading gross receipts (“FTGRs”). This exclusion was repealed as part of the American Jobs Creation Act of 2004 (the “Act”), which was enacted on October 22, 2004. The Act provides for a phase-out such that the exclusion for the Company’s otherwise qualifying FTGRs generated in fiscal 2005, 2006 and 2007 will be limited to approximately 85%, 65% and 15%, respectively. No exclusion will be available in fiscal years 2008 and thereafter.

      The Act makes a number of other changes to the income tax laws which will affect the Company in future years, the most significant of which is a new deduction for qualifying domestic production activities. The impact of this and other changes made by the Act cannot be quantified at this time.

      As a matter of course, the Company is regularly audited by federal, state and foreign tax authorities. From time to time, these audits result in proposed assessments. During the fourth quarter of fiscal 2004, the Company reached a settlement with the Internal Revenue Service regarding all assessments proposed with respect to the Company’s federal income tax returns for 1993 through 1995. This settlement resulted in the Company releasing $120 million in tax reserves which are no longer required with respect to these matters. This release of reserves is reflected in the current year income tax provision. During the fourth quarter of fiscal 2003, the Company resolved certain state income tax audit issues and the corresponding release of $56 million of related tax reserves is reflected in the 2003 income tax provision.

8 Pension and Other Benefit Programs

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

			Postretirement
	Pension Plans		Medical Plans

	2004	2003	2004	2003

Reconciliation of funded status of the plans and the amounts included in the Company’s Consolidated Balance Sheets:
Projected benefit obligations
Beginning obligations	$(3,747)	$(2,889)	$(1,035)	$(680)
Service cost	(150)	(115)	(35)	(23)
Interest cost	(216)	(204)	(60)	(48)
Plan amendments	—	—	—	—
Actuarial gain/ (loss)	224	(651)	152	(302)
Benefits paid	120	112	24	18

Ending obligations	$(3,769)	$(3,747)	$(954)	$(1,035)

Fair value of plans’ assets
Beginning fair value	$2,655	$2,660	$197	$199
Actual return on plan assets	465	96	24	5
Employer contributions	155	26	18	11
Benefits paid	(120)	(112)	(24)	(18)
Expenses	(16)	(15)	—	—

Ending fair value	$3,139	$2,655	$215	$197

Funded status of the plans	$(630)	$(1,092)	$(739)	$(838)
Unrecognized net loss	697	1,231	307	535
Unrecognized prior service cost (benefit)	21	23	(18)	(20)
Contributions after measurement date	2	6	—	—

Net balance sheet impact	$90	$168	$(450)	$(323)

Amounts recognized in the balance sheet consist of
Prepaid benefit cost	$69	$42	$—	$17
Accrued benefit liability	(394)	(843)	(450)	(340)
Additional minimum pension liability adjustment	415	969	—	—

	$90	$168	$(450)	$(323)

      The components of net periodic benefit cost are as follows:

				Postretirement
	Pension Plans			Medical Plans

	2004	2003	2002	2004	2003	2002

Service costs	$149	$114	$97	$35	$23	$22
Interest costs	216	204	157	60	48	43
Expected return on plan assets	(215)	(262)	(241)	(15)	(19)	(21)
Amortization of prior year service costs	2	2	1	(1)	(1)	1
Recognized net actuarial loss	77	(1)	—	66	23	12

Net periodic benefit cost	$229	$57	$14	$145	$74	$57

Assumptions:
Discount rate	6.30%	5.85%	7.20%	6.30%	5.85%	7.20%
Rate of return on plan assets	7.50%	7.50%	8.50%	7.50%	7.50%	8.50%
Salary increases	4.00%	3.75%	4.65%	n/a	n/a	n/a
Year 1 increase in cost of benefits	n/a	n/a	n/a	10.00%	10.00%	10.00%

      Net periodic benefit cost for the current year is based on assumptions from the prior year.

Plan Funded Status

      As a result of pension plan asset performance below expected returns in fiscal 2002 and 2003 and a reduction in the discount rate over the last two years, a number of the Company’s pension plans were underfunded at September 30, 2004, having accumulated benefit obligations exceeding the fair value of plan assets. For these plans, the fair value of plan assets aggregated $2.4 billion, the accumulated benefit obligations aggregated $2.8 billion and the projected benefit obligations aggregated $3.0 billion. As a result, the Company has recorded additional minimum pension liability adjustments of $415 million and $969 million as of September 30, 2004 and September 30, 2003, respectively. The decrease in the additional minimum pension liability adjustment of $554 million in the current year was primarily due to an increase in the discount rate from 5.85% at September 30, 2003 to 6.30% at September 30, 2004 and improved plan asset performance. This decrease resulted in an after-tax adjustment of $347 million that was recorded as an increase of shareholders’ equity through accumulated other comprehensive income in fiscal 2004.

      The Company’s total accumulated pension benefit obligations at September 30, 2004 and September 30, 2003 were $3.5 billion and $3.5 billion, respectively, of which 95.2% and 98.6%, respectively, were vested.

      The accumulated postretirement medical benefit obligations and fair value of plan assets for postretirement medical plans with accumulated postretirement medical benefit obligations in excess of plan assets were $954 million and $215 million, respectively, for 2004 and $1,035 million and $197 million, respectively, for 2003.

Plan Assets

      The assets of the Company’s defined benefit plans are managed on a commingled basis in a third party Master Trust. The investment policy and allocation of the assets in the Master Trust were approved by the Company’s Investment and Administrative Committee, which has oversight responsibility for the Company’s retirement plans. The investment policy ranges for each major asset class are as follows:

	Minimum	Maximum

Equity Securities	40%	60%
Debt Securities	25%	35%
Alternative Investments	10%	30%
Cash	0%	5%

      Alternative investments include venture capital funds, private equity funds and real estate, among other things.

      The Company’s pension plan asset mix at June 30, 2004 and 2003 (the Plan measurement date), by asset class, is as follows:

	2004	2003

Asset Category
Equity Securities	57%	53%
Debt Securities	27	25
Alternative Investments	15	21
Cash	1	1

Total	100%	100%

      Equity securities include $63 million (2% of total plan assets) and $56 million (2% of total plan assets) of Company common stock at September 30, 2004 and September 30, 2003, respectively.

Plan Contributions

      During fiscal 2004, the Company contributed $155 million and $18 million to its pension and postretirement plans, respectively. The Company expects to contribute $148 million to its pension plans and $17 million to its postretirement medical plans during fiscal 2005.

Estimated Future Benefit Payments

      The following table presents estimated future benefit payments:

		Postretirement
	Pension Plans	Medical Plans

2005	$129	$25
2006	139	27
2007	149	27
2008	161	29
2009	173	31
2010-2014	1,119	188

Total	$1,870	$327

Multi-employer Plans

      The Company participates in various multi-employer pension plans under union and industry-wide agreements. In 2004, 2003, and 2002, the contributions to these plans which are generally expensed as incurred were $38 million, $37 million, and $41 million, respectively.

Assumptions

      Certain actuarial assumptions, such as the discount rate, long-term rate of return and the healthcare cost trend rate have a significant effect on the amounts reported for postretirement medical benefit and net periodic pension expense as well as the respective benefit obligation amounts.

      Discount Rate – The assumed discount rate for pension plans represents the market rate for high-quality fixed income investments or a long-term high quality corporate bond rate. For 2004, we increased our rate to 6.30% to reflect market interest rate conditions.

      Long-term return on assets – The assumed rate of return on plan assets represents an estimate of long-term returns on an investment portfolio consisting of a mixture of equities, fixed income, and alternative investments.

When determining the expected return on plan assets, the Company considers long-term rates of return on the asset classes (both historical and forecasted) in which the Company expects the pension funds to be invested. The following rates of return by asset class were considered in setting the long-term return on assets assumption:

Equity Securities	9% — 10%
Debt Securities	5% — 7%
Alternative Investments	8% — 10%

      Healthcare cost trend rate – The Company reviews external data and its own historical trends for healthcare costs to determine the healthcare cost trend rates for the postretirement medical benefit plans. For 2004, we assumed a 10.0% annual rate of increase in the per capita cost of covered healthcare claims with the rate decreasing in even increments over seven years until reaching 5.0%.

      The effects of a one percentage point change in the key assumptions would have had the following effects increase/(decrease) in cost and/or obligation on the results for fiscal year 2004:

Pension Plans

Expected
Long-Term
Rate of
	Assumed HealthCare				Return On
	Cost Trend Rate		Discount Rate		Assets

	Total Service	Postretirement	Total Service	Projected
	and Interest	Medical	and Interest	Benefit	Net
	Costs	Obligations	Costs	Obligations	Periodic Cost

1% point decrease	$(20)	$(188)	$31	$620	$29
1% point increase	27	245	(29)	(515)	(29)

Defined Contribution Plans

      The Company has savings and investment plans that allow eligible employees to allocate up to 20% of salary through payroll deductions depending on the plan in which the employee participates. The Company matches 50% of the employee’s pre-tax contributions, up to plan limits. In 2004, 2003 and 2002, the costs of these plans were $33 million, $32 million and $29 million, respectively.

Medicare Modernization Act

      In May 2004, the FASB issued FASB Staff Position No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FSP 106-2) in response to a new law regarding prescription drug benefits under Medicare as well as a federal subsidy to sponsors of retiree healthcare benefit plans. We expect that the impact of this act will not be material.

9 Shareholders’ Equity

       The Company declared an annual dividend of $0.24 per share on December 1, 2004 related to fiscal 2004. The dividend is payable on January 6, 2005 to shareholders of record on December 10, 2004. The Company paid a $430 million dividend ($0.21 per share) during the first quarter of fiscal 2004 applicable to fiscal 2003 and paid a $429 million dividend ($0.21 per share) during the first quarter of fiscal 2003 applicable to fiscal 2002.

      During the fourth quarter of fiscal 2004, the Company repurchased 14.9 million shares of Disney common stock for approximately $335 million. As of September 30, 2004, the Company had authorization in place to repurchase approximately 315 million additional shares.

      The par value of the Company’s outstanding common stock totaled approximately $21 million.

      In December 1999, pursuant to the Company’s repurchase program, the Company established the TWDC Stock Compensation Fund II to acquire shares of Company common stock for the purpose of funding certain future stock-based compensation. The fund expired on December 12, 2002. On that date, the 5.4 million shares of the Company’s common stock still owned by the fund were transferred back to the Company and classified as treasury stock.

10 Stock Incentive Plans

       Under various plans, the Company may grant stock options and other equity based awards to executive, management and creative personnel at exercise prices equal to or exceeding the market price at the date of grant. Effective in January 2003, options granted for common stock become exercisable ratably over a four-year period from the grant date while options granted prior to January 2003 generally vest ratably over a five-year period from the grant date. All options expire 10 years after the date of grant. At the discretion of the Compensation Committee, options can occasionally extend up to 15 years after date of grant. Shares available for future option grants at September 30, 2004 totaled 57 million.

      The following table summarizes information about stock option transactions (shares in millions):

	2004		2003		2002

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	219	$26.44	216	$27.48	188	$29.54
Awards forfeited	(8)	24.40	(14)	44.41	(14)	33.64
Awards granted	27	24.61	30	17.34	50	21.99
Awards exercised	(11)	18.77	(3)	14.57	(2)	18.02
Awards expired	(6)	33.56	(10)	47.73	(6)	34.72

Outstanding at September 30	221	$26.50	219	$26.44	216	$27.48

Exercisable at September 30	132	$28.39	109	$27.86	88	$26.89

      The following table summarizes information about stock options outstanding at September 30, 2004 (shares in millions):

	Outstanding			Exercisable

Range of		Weighted Average	Weighted		Weighted
Exercise	Number	Remaining Years	Average	Number	Average
Prices	of Options	of Contractual Life	Exercise Price	of Options	Exercise Price

$ 10 — $ 14	1	5.6	$14.59	1	$14.34
$ 15 — $ 19	30	7.0	17.37	11	17.64
$ 20 — $ 24	94	6.4	22.55	44	21.65
$ 25 — $ 29	26	4.7	27.04	22	27.06
$ 30 — $ 34	53	5.7	31.50	39	31.72
$ 35 — $ 39	8	4.1	37.32	7	37.45
$ 40 — $ 44	7	6.1	41.25	6	41.36
$ 45 — $395	2	5.3	112.68	2	111.91

	221			132

      The weighted average fair values of options at their grant date during 2004, 2003 and 2002 were $9.94, $6.71 and $8.02, respectively. The weighted average assumptions used in the Black-Scholes option-pricing model used to determine fair value were as follows:

	2004	2003	2002

Risk-free interest rate	3.5%	3.4%	4.8%
Expected years until exercise	6.0	6.0	6.0
Expected stock volatility	40%	40%	30%
Dividend yield	0.85%	1.21%	0.96%

      During the years ended September 30, 2004, 2003 and 2002, the Company granted restricted stock units of 5.4 million, 2.9 million and 1.9 million, respectively, and recorded compensation expense of $66 million, $20 million and $3 million, respectively. Units totaling 750,000 shares and 250,000 shares were awarded to four executives in 2002 and 2004, respectively, that vest upon the achievement of certain performance conditions. Otherwise, the units are not performance related and generally vest 50% two years from grant date and 50% four years from the grant date. Units are forfeited if the employee terminates prior to vesting.

11 Detail of Certain Balance Sheet Accounts

	2004	2003

Current receivables
Accounts receivable	$4,403	$4,018
Income tax receivable	98	—
Other	205	389
Allowance for doubtful accounts	(148)	(169)

	$4,558	$4,238

Other current assets
Prepaid expenses	$512	$484
Other	226	64

	$738	$548

Parks, resorts and other property, at cost
Attractions, buildings and improvements	$12,348	$9,251
Leasehold improvements	493	599
Furniture, fixtures and equipment	9,403	7,507
Land improvements	2,924	2,142

	25,168	19,499
Accumulated depreciation	(11,665)	(8,794)
Projects in progress	1,852	1,076
Land	1,127	897

	$16,482	$12,678

	2004	2003

Intangible assets
Copyrights	$324	$287
Other amortizable intangible assets	84	84
Accumulated amortization	(59)	(47)

Amortizable intangible assets	349	324
FCC licenses	1,489	1,486
Trademarks	944	944
Other indefinite lived intangible assets	33	32

	$2,815	$2,786

Other non-current assets
Receivables	$341	$382
Other prepaid expenses	29	86
Prepaid benefit costs	69	59
Other	601	663

	$1,040	$1,190

Accounts payable and other accrued liabilities
Accounts payable	$4,531	$4,095
Payroll and employee benefits	1,009	850
Income tax payable	—	21
Other	83	78

	$5,623	$5,044

Other long-term liabilities
Deferred revenues	$608	$540
Capital lease obligations	339	344
Program licenses and rights	230	236
Participation liabilities	256	230
Accrued benefit liability	844	1,183
Other	1,342	1,212

	$3,619	$3,745

12 Financial Instruments

Interest Rate Risk Management

      The Company is exposed to the impact of interest rate changes primarily through its borrowing activities. The Company’s objective is to mitigate the impact of interest rate changes on earnings and cash flows and on the market value of its investments and borrowings. In accordance with policy, the Company maintains its fixed rate debt expressed as a percentage of its net debt between a minimum and maximum percentage.

      The Company typically uses pay-floating and pay-fixed interest rate swaps to facilitate its interest rate risk management activities. Pay-floating swaps effectively convert fixed rate medium and long-term obligations to variable rate instruments indexed to LIBOR. Swap agreements in place at year-end expire in three to 19 years. Pay-fixed swaps effectively convert floating rate obligations to fixed rate instruments. The pay-fixed swaps in place at year-end expire in one to eight years. As of September 30, 2004 and 2003 respectively, the Company held $148 million and $711 million notional value of pay-fixed swaps that do not qualify as hedges. The changes in market values of all swaps that do not qualify as hedges have been included in earnings.

      The impact of ineffective interest rate risk management activities was not significant for fiscal 2004, 2003 and 2002. The net amount of deferred gains and losses in AOCI from interest rate risk management transactions at September 30, 2004 was a gain of $10 million while the balance at September 30, 2003 was immaterial.

Foreign Exchange Risk Management

      The Company transacts business globally and is subject to risks associated with changing foreign exchange rates. The Company’s objective is to reduce earnings and cash flow fluctuations associated with foreign exchange rate changes thereby enabling management to focus attention on core business issues and challenges.

      The Company enters into various contracts that change in value as foreign exchange rates change to protect the value of its existing foreign currency assets, liabilities, firm commitments and forecasted but not firmly committed foreign currency transactions. The Company uses option strategies and forward contracts to hedge forecasted transactions. In accordance with policy, the Company hedges a minimum percentage (not to exceed a maximum percentage) of its forecasted foreign currency transactions for periods generally not to exceed five years. The Company uses forward contracts to hedge foreign currency assets, liabilities and firm commitments. The gains and losses on these contracts offset changes in the U.S. dollar equivalent value of the related forecasted transaction, asset, liability or firm commitment. The principal currencies hedged are the Euro, British pound, Japanese yen and Canadian dollar. Cross-currency swaps are used to effectively convert foreign currency-denominated borrowings to U.S. dollars.

      Gains and losses on contracts hedging forecasted foreign currency transactions are initially recorded to AOCI, and reclassified to current earnings when such transactions are recognized, offsetting changes in the value of the foreign currency transactions. At September 30, 2004 and 2003, the Company had pre-tax deferred gains of $45 million and $23 million, respectively, and pre-tax deferred losses of $147 million and $203 million, respectively, related to foreign currency hedges on forecasted foreign currency transactions.

      Deferred amounts to be recognized change with market conditions and will be substantially offset by changes in the value of the related hedged transactions. The Company expects to reclassify a pre-tax loss of $88 million from AOCI to earnings over the next twelve months. The Company reclassified an after-tax loss of $144 million and a $62 million after-tax gain from AOCI to earnings during fiscal 2004 and 2003, respectively. These losses were offset by changes in the U.S. dollar equivalent value of the items being hedged.

      At September 30, 2004 and 2003, changes in value related to cash flow hedges included in AOCI were a pre-tax loss of $102 million and $175 million, respectively. In addition, the Company reclassified deferred losses related to certain cash flow hedges from AOCI to earnings, due to the uncertainty of the timing of the original forecasted transaction. During fiscal 2004 and 2003, the Company recorded the change in fair market value related to fair value hedges and the ineffectiveness related to cash flow hedges to earnings. The amounts of hedge ineffectiveness on fair value and cash flow hedges were not material for fiscal 2004 and fiscal 2003. The impact of foreign exchange risk management activities on operating income in 2004 and in 2003 was a net loss of $277 million and $273 million, respectively. The impact of foreign exchanges risk management activities on operating income in 2002 was a gain of $44 million.

Fair Value of Financial Instruments

      At September 30, 2004 and 2003, the Company’s financial instruments included cash, cash equivalents, investments, receivables, accounts payable, borrowings and interest rate and foreign exchange risk management contracts.

      At September 30, 2004 and 2003, the fair values of cash and cash equivalents, receivables and accounts payable approximated carrying values because of the short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on broker quotes or quoted market prices or interest rates for the same or similar instruments and the related carrying amounts are as follows:

	2004		2003

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Investments	$60	$60	$17	$17
Borrowings	(13,488)	(13,811)	(13,100)	(13,692)
Risk management contracts:
Foreign exchange forwards	$(54)	$(54)	$(131)	$(131)
Foreign exchange options	(26)	(26)	(22)	(22)
Interest rate swaps	66	66	173	173
Forward sale contracts	—	—	—	—
Cross-currency swaps	86	86	77	77

Credit Concentrations

      The Company continually monitors its positions with, and the credit quality of, the financial institutions that are counterparties to its financial instruments and does not anticipate nonperformance by the counterparties.

      The Company would not realize a material loss as of September 30, 2004 in the event of nonperformance by any single counterparty. The Company enters into transactions only with financial institution counterparties that have a credit rating of A- or better. The Company’s current policy regarding agreements with financial institution counterparties is generally to require collateral in the event credit ratings fall below A- or in the event aggregate exposures exceed limits as defined by contract. In addition, the Company limits the amount of investment credit exposure with any one institution. As of September 30, 2004, counterparties had pledged a total of $37 million of cash collateral.

      The Company’s trade receivables and investments do not represent a significant concentration of credit risk at September 30, 2004 due to the wide variety of customers and markets into which the Company’s products are sold, their dispersion across many geographic areas, and the diversification of the Company’s portfolio among issuers.

13 Commitments and Contingencies

       The Company has various contractual commitments for the purchase of broadcast rights for sports, feature films and other programming, aggregating approximately $9.6 billion, including approximately $840 million for available programming as of September 30, 2004, and approximately $6.5 billion related to sports programming rights, primarily NFL, NBA, College Football and MLB.

      The Company has various real estate and equipment operating leases, including retail outlets and distribution centers for consumer products, broadcast equipment and office space for general and administrative purposes. Rental expense for the operating leases during 2004, 2003 and 2002, including common-area maintenance and contingent rentals, was $518 million, $528 million and $511 million, respectively.

      The Company also has contractual commitments under various creative talent and employment agreements including obligations to actors, producers, sports personnel, television and radio personalities and executives.

      Contractual commitments for broadcast programming rights, future minimum lease payments under the non-cancelable operating leases, creative talent and other commitments totaled $14.0 billion at September 30, 2004, payable as follows:

	Broadcast	Operating
	Programming	Leases	Other	Total

2005	$4,122	$306	$1,069	$5,497
2006	2,455	275	483	3,213
2007	1,233	249	252	1,734
2008	991	207	141	1,339
2009	393	203	85	681
Thereafter	406	932	70	1,408

	$9,600	$2,172	$2,100	$13,872

      The Company has certain non-cancelable capital leases primarily for land and broadcast equipment. Future payments under these leases as of September 30, 2004 are as follows:

2005	$40
2006	41
2007	79
2008	38
2009	39
Thereafter	648

Total minimum obligations	885
Less amount representing interest	(530)

Present value of net minimum obligations	355
Current portion	16

Long-term portion	$339

      The Company has guaranteed certain special assessment and water/sewer revenue bond series issued by the Celebration Community Development District and the Enterprise Community Development District (collectively, the Districts). The bond proceeds were used by the Districts to finance the construction of infrastructure improvements and the water and sewer system in the mixed-use, residential community of Celebration, Florida. As of September 30, 2004, the remaining debt service obligation guaranteed by the Company was $96 million, of which $59 million was principal. The Company is responsible to satisfy any shortfalls in debt service payments, debt service and maintenance reserve funds, and to ensure compliance with specified rate covenants. To the extent that the Company has to fund payments under its guarantees, the districts have an obligation to reimburse the Company from District revenues.

      The Company has also guaranteed certain bond issuances by the Anaheim Public Authority that were used by the City of Anaheim to finance construction of infrastructure and a public parking facility adjacent to the Disneyland Resort. Revenues from sales, occupancy and property taxes from the Disneyland Resort and non-Disney hotels are used by the City of Anaheim to repay the bonds. In the event of a debt service shortfall, the Company will be responsible to fund the shortfall. As of September 30, 2004, the remaining debt service obligation guaranteed by the Company was $402 million, of which $109 million was principal. To the extent that tax revenues exceed the debt service payments in subsequent periods, the Company would be reimbursed for any previously funded shortfalls.

      To date, tax revenues have exceeded the debt service payments for both the Celebration and Anaheim bonds.

      The Company has guaranteed payment of certain facility and equipment leases on behalf of a third-party service provider that supplies the Company with broadcasting transmission, post production, studio and administrative services in the U.K. If the third-party service provider defaults on the leases, the Company would be responsible for the remaining obligation unless the Company finds another service provider to take over the leases. As of September 30, 2004, the remaining facility and equipment lease obligation was $85 million. These leases expire in March 2014.

      Stephen Slesinger, Inc. v. The Walt Disney Company. In this lawsuit, filed on February 27, 1991 in the Los Angeles County Superior Court, the plaintiff claims that a Company subsidiary defrauded it and breached a 1983 licensing agreement with respect to certain Winnie the Pooh properties, by failing to account for and pay royalties on revenues earned from the sale of Winnie the Pooh movies on videocassette and from the exploitation of Winnie the Pooh merchandising rights. The plaintiff seeks damages for the licensee’s alleged breaches as well as confirmation of the plaintiff’s interpretation of the licensing agreement with respect to future activities. The plaintiff also seeks the right to terminate the agreement on the basis of the alleged breaches. If each of the plaintiff’s claims were to be confirmed in a final judgment, damages as argued by the plaintiff could total as much as several hundred million dollars and adversely impact the value to the Company of any future exploitation of the licensed rights. The Company disputes that the plaintiff is entitled to any damages or other relief of any kind, including termination of the licensing agreement. On April 24, 2003, the matter was removed to the United States District Court for the Central District of California, which, on May 19, 2003, dismissed certain claims and remanded the matter to the Los Angeles Superior Court. The Company appealed from the District Court’s order to the Court of Appeals for the Ninth Circuit, but served notice that it was withdrawing its appeal in September 2004. On March 29, 2004, the Superior Court granted the Company’s motion for terminating sanctions against the plaintiff for a host of discovery abuses, including the withholding, alteration, and theft of documents and other information, and, on April 5, 2004, dismissed plaintiff’s case with prejudice. On May 6, 2004, the plaintiff moved to disqualify the judge who issued the March 29, 2004 decision, and on May 13, 2004, the plaintiff moved for a “new trial” on the issue of the terminating sanctions. On July 19, 2004, the plaintiff’s motion to disqualify the judge who issued the March 29, 2004 decision was denied, and on August 2, 2004, the plaintiff filed with the state Court of Appeal a petition for a writ of mandate to challenge the denial, which was also denied. In September 2004, plaintiffs moved a second time to disqualify the trial judge. That motion is pending.

      Milne and Disney Enterprises, Inc. v. Stephen Slesinger, Inc. On November 5, 2002, Clare Milne, the granddaughter of A. A. Milne, author of the Winnie the Pooh books, and the Company’s subsidiary Disney Enterprises, Inc. filed a complaint against Stephen Slesinger, Inc. (“SSI”) in the United States District Court for the Central District of California. On November 4, 2002, Ms. Milne served notices to SSI and the Company’s subsidiary terminating A. A. Milne’s prior grant of rights to Winnie the Pooh, effective November 5, 2004, and granted all of those rights to the Company’s subsidiary. In their lawsuit, Ms. Milne and the Company’s subsidiary seek a declaratory judgment, under United States copyright law, that Ms. Milne’s termination notices were valid; that SSI’s rights to Winnie the Pooh in the United States terminated effective November 5, 2004; that upon termination of SSI’s rights in the United States, the 1983 licensing agreement that is the subject of the Stephen Slesinger, Inc. v. The Walt Disney Company lawsuit terminated by operation of law; and that, as of November 5, 2004, SSI was entitled to no further royalties for uses of Winnie the Pooh. In January 2003, SSI filed (a) an answer denying the material allegations of the complaint and (b) counterclaims seeking a declaration that (i) Ms. Milne’s grant of rights to Disney Enterprises, Inc. is void and unenforceable and (ii) Disney Enterprises, Inc. remains obligated to pay SSI royalties under the 1983 licensing agreement. SSI also filed a motion to dismiss the complaint or, in the alternative, for summary judgment. On May 8, 2003, the Court ruled that Milne’s termination notices are invalid and dismissed SSI’s counterclaims as moot. Following further motions, on August 1, 2003, SSI filed an amended answer and counterclaims and a third-party complaint against Harriet Hunt (heir to E. H. Shepard, illustrator of the original Winnie the Pooh stories), who had served a notice of termination and a grant of rights similar to Ms. Milne’s. By order dated October 27, 2003, the Court certified an interlocutory appeal from its May 8 order to the Court of Appeals for the Ninth Circuit, but on January 15, 2004, the Court of Appeals denied the Company’s and Milne’s petition for an interlocutory appeal. By order dated August 3, 2004, the Court granted SSI leave to amend its answer to assert counterclaims against the Company allegedly arising from the Milne and Hunt terminations and the grant of rights to the Company’s subsidiary for (a) unlawful and unfair business practices;

and (b) breach of the 1983 licensing agreement. In October 2004, Milne, joined by the Company, moved to amend its complaint to dismiss its claim against SSI for the purpose of obtaining a final order of dismissal against it, so as to permit its appeal to the Court of Appeals to proceed, and the District Court granted that motion by order dated November 12, 2004.

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

14 Restructuring and Impairment Charges

       On November 21, 2004, the Company sold substantially all of The Disney Store chain in North America under a long-term licensing arrangement to a wholly-owned subsidiary of The Children’s Place (“TCP”). Pursuant to the terms of the sale, The Disney Store North America will retain its lease obligation and will become a wholly owned subsidiary of TCP. TCP will pay the Company a royalty on the physical retail store sales beginning on the second anniversary of the closing date of the sale.

      During the year, the Company recorded $64 million of restructuring and impairment charges related to The Disney Store. The bulk of the charge ($50 million) was an impairment of the carrying value of the fixed assets related to the stores to be sold which was recorded in the third quarter based on the terms of the sale. Additional charges recorded during the year related to the closure of stores that would not be sold and to transaction costs related to the sale.

      Additional charges for working capital and other adjustments will be expensed at the date of closing. Additional restructuring costs will also be recognized later in fiscal 2005. We expect that the total costs that will be recorded in fiscal 2005 will range from $40 million to $50 million.

      The Company is currently considering options with respect to the stores in Europe, including a potential sale. The carrying value of the fixed and other long-term assets of the chain in Europe totaled $36 million at September 30, 2004. Depending on the terms of a sale, an impairment of these assets is possible. The base rent lease obligations for the chain in Europe totaled $206 million at September 30, 2004.

QUARTERLY FINANCIAL SUMMARY

(In millions, except per share data)

(unaudited)	December 31	March 31	June 30	September 30

2004
Revenues	$8,549	$7,189	$7,471	$7,543
Net income	688	537	604	516
Earnings per share:
Diluted	$0.33	$0.26	$0.29	$0.25
Basic	0.34	0.26	0.29	0.25
2003(1)
Revenues	$7,170	$6,500	$6,377	$7,014
Income before the cumulative effect of accounting change	107	314	502	415
Earnings per share before the cumulative effect of accounting change:
Diluted	$0.05	$0.15	$0.24	$0.20
Basic	0.05	0.15	0.25	0.20

(1)	Income and earnings per share before the cumulative effect of accounting change for fiscal 2003 does not reflect the after-tax charge for the adoption of EITF 00-21 of $71 million ($0.03 per share) in the first quarter of 2003. See Note 2 to the Consolidated Financial Statements.