Form 10-Q
period 2005-01-01
WALT DISNEY CO/
filed 2005-02-09
CIK 1001039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended January 1, 2005	Commission File Number 1-11605

Incorporated in Delaware	I.R.S. Employer Identification
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

     YES ☑ NO ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

     YES ☑ NO ☐

There were 2,047,378,229 shares of common stock outstanding as of February 4, 2005.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited; in millions, except per share data)

	Quarter Ended
	January 1,	December 31,
	2005	2003
Revenues	$8,666	$8,549

Costs and expenses	(7,492)	(7,384)

Restructuring and impairment charges	(17)	—

Net interest expense	(140)	(148)

Equity in the income of investees	125	97

Income before income taxes and minority interests	1,142	1,114

Income taxes	(393)	(410)

Minority interests	(26)	(16)

Net income	$723	$688

Earnings per share
Diluted	$0.35	$0.33

Basic	$0.35	$0.34

Average number of common and common equivalent shares outstanding:
Diluted	2,107	2,099

Basic	2,042	2,045

See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	January 1,	September 30,
	2005	2004
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,166	$2,042
Receivables	5,334	4,558
Inventories	658	775
Television costs	689	484
Deferred income taxes	778	772
Other current assets	753	738

Total current assets	10,378	9,369

Film and television costs	6,089	5,938
Investments	1,348	1,292
Parks, resorts and other property, at cost
Attractions, buildings and equipment	25,767	25,168
Accumulated depreciation	(12,148)	(11,665)

	13,619	13,503
Projects in progress	2,066	1,852
Land	1,142	1,127

	16,827	16,482

Intangible assets, net	2,805	2,815
Goodwill	16,966	16,966
Other assets	1,036	1,040

	$55,449	$53,902

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and other accrued liabilities	$6,259	$5,623
Current portion of borrowings	3,405	4,093
Unearned royalties and other advances	1,600	1,343

Total current liabilities	11,264	11,059

Borrowings	10,309	9,395
Deferred income taxes	2,881	2,950
Other long-term liabilities	3,750	3,619
Minority interests	909	798
Commitments and contingencies (Note 13)
Shareholders’ equity
Preferred stock, $.01 par value
Authorized - 100 million shares, Issued — none	—	—
Common stock
Common stock — Disney, $.01 par value
Authorized - 3.6 billion shares, Issued - 2.1 billion shares	12,559	12,447
Common stock — Internet Group, $.01 par value
Authorized - 1.0 billion shares, Issued — none	—	—
Retained earnings	15,965	15,732
Accumulated other comprehensive loss	(315)	(236)

	28,209	27,943
Treasury stock, at cost, 102 million shares at January 1, 2005 and 101.6 million shares at September 30, 2004	(1,873)	(1,862)

	26,336	26,081

	$55,449	$53,902

See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Quarter Ended
	January 1,	December 31,
	2005	2003
OPERATING ACTIVITIES
Net income	$723	$688

Depreciation	324	273
Deferred income taxes	10	76
Equity in the income of investees	(125)	(97)
Cash distributions received from equity investees	63	56
Minority interests	26	16
Film and television cost amortization	774	807
Film and television cost spending	(682)	(635)
Changes in noncurrent assets and liabilities, and other	178	201

	568	697

Changes in working capital	(1,135)	(1,387)

Cash provided (used) by operations	156	(2)

INVESTING ACTIVITIES
Investments in parks, resorts and other property	(347)	(208)
Working capital proceeds from the Disney Stores North America sale	100	—
Other	8	45

Cash used by investing activities	(239)	(163)

FINANCING ACTIVITIES
Borrowings	88	—
Reduction of borrowings	(832)	(1,073)
Commercial paper borrowings, net	847	1,086
Repurchases of common stock	(11)	—
Equity partner contributions	36	—
Exercise of stock options and other	79	31

Cash provided by financing activities	207	44

Increase (decrease) in cash and cash equivalents	124	(121)
Cash and cash equivalents, beginning of period	2,042	1,583

Cash and cash equivalents, end of period	$2,166	$1,462

See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except per share data)

1. Principles of Consolidation

     These Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these Condensed Consolidated Financial Statements. Operating results for the quarter ended January 1, 2005 are not necessarily indicative of the results that may be expected for the year ending October 1, 2005. Certain reclassifications have been made in the fiscal 2004 consolidated financial statements to conform to the fiscal 2005 presentation. Additionally, the Company adopted new accounting guidance in fiscal 2004 that required us to consolidate the balance sheets of Euro Disney and Hong Kong Disneyland beginning March 31, 2004 and their income and cash flow statements beginning April 1, 2004. See Note 3 to the Condensed Consolidated Financial Statements for further discussion of the impact of consolidating Euro Disney and Hong Kong Disneyland.

     These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2004 (the 2004 Annual Report).

     Effective at the beginning fiscal year 2005 and in connection with the completion of the Company’s implementation of new company-wide integrated financial systems in late fiscal 2004, the Company changed its reporting period to a fifty-two/fifty-three week fiscal year. The Company’s periods will end on the Saturday closest to the calendar quarter or year-end. Accordingly, the first quarter of fiscal 2005 ended on January 1, 2005 whereas the first quarter of the prior-year ended on December 31, 2003. We estimate that this change resulted in a $0.01 increase in earnings per share in the current quarter as a result of the incremental day. As a result of this change, fiscal 2005 will end on October 1, 2005 and accordingly, the full year will also include one additional day. Based on the new reporting period, fiscal 2009 will be the first fifty-three week fiscal year following this change.

     In December 1999, DVD Financing, Inc. (DFI), a subsidiary of Disney Vacation Development, Inc. and an indirect subsidiary of the Company, completed a receivables sale transaction. In connection with this sale, DFI prepares separate financial statements, although its separate assets and liabilities are also consolidated in these financial statements.

     The terms “Company”, “we”, “us” and “our” are used in this report to refer collectively to the parent company and the subsidiaries through which our various businesses are actually conducted.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(unaudited; tabular dollars in millions, except per share data)

2. Segment Information

     The operating segments reported below are the segments of the Company for which separate financial information is available and for which segment results are evaluated regularly by the Chief Executive Officer in deciding how to allocate resources and in assessing performance.

	Quarter Ended
	January 1,	December 31,
	2005	2003
Revenues (1) :
Media Networks	$3,461	$3,114
Parks and Resorts	2,118	1,631
Studio Entertainment	2,362	2,964
Consumer Products	725	840

	$8,666	$8,549

Segment operating income (1) :
Media Networks	$467	$344
Parks and Resorts	258	232
Studio Entertainment	333	458
Consumer Products	231	237

	$1,289	$1,271

(1)	The Studio Entertainment segment receives royalties on Consumer Products sales of merchandise based on Studio film properties. This intersegment revenue and operating income was $19 million and $15 million for the quarters ended January 1, 2005 and December 31, 2003, respectively.

     The Company evaluates the performance of its operating segments based on segment operating income. A reconciliation of segment operating income to income before income taxes and minority interests is as follows:

	Quarter Ended
	January 1,	December 31,
	2005	2003
Segment operating income	$1,289	$1,271
Corporate and unallocated shared expenses	(113)	(103)
Amortization of intangible assets	(2)	(3)
Restructuring and impairment charges	(17)	—
Net interest expense	(140)	(148)
Equity in the income of investees	125	97

Income before income taxes and minority interests	$1,142	$1,114

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(unaudited; tabular dollars in millions, except per share data)

3. Accounting Changes

     FIN 46R

     In December 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46R, Consolidation of Variable Interest Entities (FIN46). Pursuant to the provisions of FIN 46, the Company began consolidating Euro Disney and Hong Kong Disneyland’s balance sheets on March 31, 2004, the end of the Company’s second quarter of fiscal year 2004 and the income and cash flow statements beginning April 1, 2004, the beginning of the third quarter of fiscal year 2004. Under FIN 46 transition rules, the operating results of Euro Disney and Hong Kong Disneyland continued to be accounted for on the equity method for the quarter ended December 31, 2003.

     The following table presents a condensed consolidating balance sheet for the Company as of January 1, 2005, reflecting the impact of consolidating the balance sheets of Euro Disney and Hong Kong Disneyland.

	Before	Euro Disney,
	Euro Disney and	Hong Kong Disneyland
	Hong Kong Disneyland	and
	Consolidation	Adjustments	Total
Cash and cash equivalents	$1,925	$241	$2,166
Other current assets	7,965	247	8,212

Total current assets	9,890	488	10,378
Investments	2,114	(766)	1,348
Fixed assets	12,442	4,385	16,827
Intangible assets	2,805	—	2,805
Goodwill	16,966	—	16,966
Other assets	6,991	134	7,125

Total assets	$51,208	$4,241	$55,449

Current portion of borrowings(1)	$965	$2,440	$3,405
Other current liabilities	7,288	571	7,859

Total current liabilities	8,253	3,011	11,264
Borrowings	9,675	634	10,309
Deferred income taxes	2,881	—	2,881
Other long-term liabilities	3,548	202	3,750
Minority interest	515	394	909
Shareholders’ equity	26,336	—	26,336

Total liabilities and shareholders’ equity	$51,208	$4,241	$55,449

(1)	All of Euro Disney’s borrowings of $2.4 billion are classified as current as they are subject to acceleration if certain requirements of the Memorandum of Agreement (“MOA”) are not achieved as part of the current restructuring process (See Note 7 to the Condensed Consolidated Financial Statements).

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(unaudited; tabular dollars in millions, except per share data)

     The following table presents a condensed consolidating income statement of the Company for the quarter ended January 1, 2005, reflecting the impact of consolidating the income statements of Euro Disney and Hong Kong Disneyland.

	Before Euro Disney and	Euro Disney, Hong Kong
	Hong Kong Disneyland	Disneyland and
	Consolidation	Adjustments	Total
Results of Operations:
Revenues	$8,297	$369	$8,666
Cost and expenses	(7,117)	(375)	(7,492)
Restructuring and impairment charges	(17)	—	(17)
Net interest expense	(120)	(20)	(140)
Equity in the income of investees	104	21	125

Income before income taxes and minority interests	1,147	(5)	1,142
Income taxes	(394)	1	(393)
Minority interests	(30)	4	(26)

Net income	$723	$—	$723

     The following table presents a condensed consolidating cash flow statement of the Company for the quarter ended January 1, 2005, reflecting the impact of consolidating the cash flow statements of Euro Disney and Hong Kong Disneyland.

	Before Euro Disney and	Euro Disney, Hong Kong
	Hong Kong Disneyland	Disneyland and
	Consolidation	Adjustments	Total
Cash provided (used) by operations	$222	$(66)	$156
Investments in parks, resorts and other property	(200)	(147)	(347)

	22	(213)	(191)
Other investing activities	81	27	108
Cash provided by financing activities	92	115	207

Increase (decrease) in cash and cash equivalents	195	(71)	124
Cash and cash equivalents, beginning of period	1,730	312	2,042

Cash and cash equivalents, end of period	$1,925	$241	$2,166

EITF D-108

     On September 30, 2004, Emerging Issues Task Force (EITF) of the FASB Topic No. D-108, Use of the Residual Method to Value Acquired Assets Other than Goodwill (D-108) was issued. D-108 requires that a direct value method be used to value intangible assets acquired in business combinations completed after September 29, 2004. D-108 also requires that an impairment test using a direct value method on all intangible assets that were previously evaluated using the residual method be performed no later than the beginning of the first fiscal year beginning after December 15, 2004 (fiscal 2006 for the Company). Any impairments arising from the initial application of a direct value method would be reported as a cumulative effect of accounting change. The Company has historically applied the residual value method to value its FCC licenses. The Company is in the process of evaluating the impact, if any, the adoption of D-108 will have on the Company’s financial statements.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(unaudited; tabular dollars in millions, except per share data)

SFAS 152 and SOP 04-2

     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 152, Accounting for Real Estate Time-Sharing Transactions (SFAS 152). The FASB issued this statement as a result of guidance provided in American Institute of Certified Public Accountants (AICPA) Statement of Position 04-2, Accounting for Real Estate Time-Sharing Transactions (SOP 04-2) which applies to all real estate time-sharing transactions. SFAS 152 is effective for fiscal years beginning after June 15, 2005. We expect that the impact of adoption will not be material to our financial statements.

SFAS 123R

     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payments (SFAS 123R). The statement requires that the Company record stock option expense in its financial statements based on a fair value methodology beginning no later than the first fiscal quarter beginning after June 15, 2005, the Company’s fourth quarter of the current year. The Company is evaluating the impact of the new standard and the method and timing of adoption. Although we have not completed our analysis, we anticipate that the expense would not exceed the amounts disclosed in Note 12 had the Company been expensing under the new rule.

4. Investment in Leveraged Leases

     As of January 1, 2005, our aircraft leveraged lease investment totaled approximately $157 million, consisting of $103 million and $54 million, with Delta Air Lines, Inc. (Delta) and FedEx, respectively. Given the current status of the airline industry, we continue to monitor the recoverability of these investments, particularly the Delta leases. Delta has disclosed during the December 2004 quarter, that it reached an agreement with its pilots on contractual changes designed to deliver long-term annual cost savings and that it secured financing to borrow up to $1.13 billion. However, Delta has also disclosed that it will continue to face significant challenges in 2005 including high fuel costs and a continued decline in domestic per passenger yields. Although Delta remains current on their lease payments to us, the inability of Delta to make their lease payments, or the termination of our lease through a bankruptcy proceeding, could result in material charge for the write-down of our investment and could accelerate certain income tax payments.

5. Restructuring and Impairment Charges

     Effective November 21, 2004, the Company sold substantially all of the Disney Stores chain in North America under a long-term licensing arrangement, to a wholly-owned subsidiary of The Children’s Place (TCP). Pursuant to the terms of sale, the Disney Stores North America retained its lease obligations related to the stores transferred to the buyer and became a wholly owned subsidiary of TCP. TCP will pay the Company a royalty on the physical retail store sales beginning on the second anniversary of the closing date of the sale. The Company received $100 million for the working capital transferred to the buyer at the closing of the transaction.

     During the quarter, the Company recorded a loss on the working capital that was transferred to the buyer and additional restructuring and impairment charges totaling $17 million related to the sale of the Disney Stores North America. The restructuring and impairment charges were primarily for employee severance and retention costs. We expect to incur approximately $15 million of additional restructuring costs in fiscal 2005 for employee severance and retention and lease termination costs.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(unaudited; tabular dollars in millions, except per share data)

     The Company is currently considering options with respect to the Disney Stores in Europe, including a potential sale. The carrying value of the fixed and other long-term assets of the chain in Europe totaled $50 million at January 1, 2005. Depending on the terms of a sale, an impairment of these assets is possible. The remaining undiscounted base rent lease obligations for the chain in Europe totaled $214 million at January 1, 2005.

6. Borrowings

     During the quarter ended January 1, 2005, the Company increased its commercial paper borrowings by approximately $847 million and repaid approximately $832 million of European medium-term notes. As of January 1, 2005, total commercial paper borrowings were approximately $947 million. The U.S. dollar equivalent of Euro Disney’s borrowings (which are Euro denominated) increased by approximately $219 million in the quarter primarily due to the foreign currency translation impact arising from the strengthening of the Euro against the U.S. dollar. This translation impact is recorded in accumulated other comprehensive income (loss) where it is more than offset by the similar translation impact on Euro Disney’s fixed assets. Additionally, Hong Kong Disneyland borrowed $88 million under its senior and subordinated loan facilities during the quarter ended January 1, 2005.

     The Company’s borrowings are summarized below:

	January 1,	September 30,
	2005	2004
Borrowings before Euro Disney and Hong Kong Disneyland consolidation	$10,640	$10,722
Euro Disney and Hong Kong Disneyland borrowings	3,074	2,766

Total borrowings	$13,714	$13,488

7. Euro Disney

     In September 2004, Euro Disney, the Company, and Euro Disney’s lenders finalized a Memorandum of Agreement (MOA) effective October 1, 2004, relating to the financial restructuring of Euro Disney and subsequently finalized the legal documentation called for by the MOA. The MOA provides for new financing as well as restructuring Euro Disney’s existing financing. The key provisions of the MOA are described in Note 4 to the Consolidated Financial Statements in the 2004 Annual Report.

     The implementation of the MOA remains subject to the completion of an equity rights offering by March 31, 2005. On January 21, 2005, Euro Disney announced that it was launching the equity rights offering required by the MOA in the amount of €253 million which is currently expected to close in late February. The Company has committed to subscribe for approximately €100 million of the equity rights offering, and a company owned by a trust for the benefit of H.R.H. Prince Alwaleed Bin Talal Bin Abdulaziz Al Saud and his family has committed to subscribe for €19.6 million of the offering. A bank syndicate has agreed, subject to certain conditions, to underwrite the remaining shares.

     Once implemented, the restructuring will provide Euro Disney with significant liquidity, including protective measures intended to mitigate the adverse impact of business volatility as well as capital to invest in new rides and attractions. If the equity rights offering is not successfully completed by March 31, 2005, the parties will have 30 days to negotiate a new agreement. If the negotiations do not succeed, most of the provisions of the MOA will become null and void, and Euro Disney’s debt will become due or subject to acceleration, and absent a further debt covenant waiver or new agreement, Euro Disney would be unable to pay its debt obligations.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(unaudited; tabular dollars in millions, except per share data)

     As discussed in Note 4 to the Consolidated Financial Statements in the 2004 Annual Report, the MOA provides for a 2% interest rate increase for certain tranches of Euro Disney debt. This increase will result in a substantial modification of a portion of this debt which, at the close of the restructuring, will be recorded at its estimated fair value. The anticipated fair value is currently below the book value of the debt thus a non-cash gain, which we estimate could range from $50 to $90 million, is expected to be recorded on the effective date of the restructuring (the rights offering date).

8. Pension and Other Benefit Programs

     The components of net periodic benefit cost are as follows:

			Postretirement
	Pension Plans		Medical Plans
	Quarter Ended		Quarter Ended
	January 1,	December 31,	January 1,	December 31,
	2005	2003	2005	2003
Service costs	$34	$38	$8	$9
Interest costs	58	54	15	15
Expected return on plan assets	(55)	(54)	(4)	(4)
Amortization of prior service cost	—	—	—	(1)
Recognized net actuarial loss	15	19	8	17

Net periodic benefit cost	$52	$57	$27	$36

     During the quarter ended January 1, 2005, the Company made no contributions to the Company’s pension and postretirement medical plans. The Company continues to anticipate making contributions of $148 million to its pension plans and $17 million to its postretirement medical plans during fiscal 2005.

9. Earnings Per Share

     Diluted earnings per share amounts are based upon the weighted average number of common and common equivalent shares outstanding during the period and are calculated using the treasury stock method for stock options and restricted stock and assuming conversion of the Company’s convertible senior notes. For the quarter ended January 1, 2005 and December 31, 2003, options for 90 million and 108 million shares, respectively, were excluded from the diluted earnings per share calculation as they were anti-dilutive.

     A reconciliation of net income and weighted average number of common and common equivalent shares outstanding for calculating diluted earnings per share is as follows:

	Quarter Ended
	January 1,	December 31,
	2005	2003
Net income	$723	$688
Interest expense on convertible senior notes (net of tax)	5	5

	$728	$693

Weighted average number of common shares outstanding (basic)	2,042	2,045
Weighted average dilutive stock options and restricted stock	20	9
Assumed conversion of convertible senior notes	45	45

Weighted average number of common and common equivalent shares outstanding (diluted)	2,107	2,099

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(unaudited; tabular dollars in millions, except per share data)

10. Shareholders’ Equity

     The Company declared a $490 million dividend ($0.24 per share) on December 1, 2004 related to fiscal 2004, which was paid on January 6, 2005 to shareholders of record on December 10, 2004. The Company paid a $430 million dividend ($0.21 per share) during the second quarter of fiscal 2004 related to fiscal 2003.

     During the current quarter, the Company repurchased 405,000 shares of Disney common stock for approximately $11 million. As of January 1, 2005, the Company had authorization in place to repurchase approximately 315 million additional shares.

11. Comprehensive Income

     Comprehensive income is as follows:

	Quarter Ended
	January 1,	December 31,
	2005	2003
Net income	$723	$688
Market value adjustments for investments and hedges, net of tax	(137)	(77)
Foreign currency translation, net of tax	58	30

Comprehensive income	$644	$641

     Accumulated other comprehensive loss, net of tax, is as follows:

		September 30,
	January 1,	2004
	2005	(audited)
Market value adjustments for investments and hedges, net of tax	$(198)	$(61)
Foreign currency translation, net of tax	144	86
Additional minimum pension liability adjustment, net of tax	(261)	(261)

Accumulated other comprehensive loss	$(315)	$(236)

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(unaudited; tabular dollars in millions, except per share data)

12. Stock Incentive Plans

     The following table reflects pro forma net income and earnings per share had the Company elected to record employee stock option expense based on the fair value methodology:

	Quarter Ended
	January 1,	December 31,
	2005	2003
Net income:
As reported	$723	$688
Less stock option expense	(75)	(91)
Tax effect	28	34

Pro forma after stock option expense	$676	$631

Diluted earnings per share:
As reported	$0.35	$0.33

Pro forma after option expense	$0.32	$0.30

Basic earnings per share
As reported	$0.35	$0.34

Pro forma after option expense	$0.33	$0.31

     These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years.

     The Company grants restricted stock units to certain executives. As of January 1, 2005, approximately 8.5 million restricted stock units were outstanding, of which 633,000 vest upon the achievement of certain performance conditions. All other units do not include performance criteria and generally vest 50% two years from grant date and 50% four years from the grant date. In certain circumstances as described in our proxy statement dated January 6, 2005, accelerated vesting may occur. During the quarters ended January 1, 2005 and December 31, 2003, the Company recorded compensation expense related to restricted stock totaling $18.6 million and $6.4 million, respectively. Unearned restricted stock compensation expense totaled approximately $107 million as of January 1, 2005.

     On January 3, 2005, the Company made its normal annual stock compensation grant which consisted of 17.0 million stock options and 8.8 million restricted stock units. 1.2 million of the restricted stock units include performance conditions.

13. Commitments and Contingencies

     The Company has exposure to various legal and other contingencies arising from the conduct of its businesses.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(unaudited; tabular dollars in millions, except per share data)

Litigation

     Stephen Slesinger, Inc. v. The Walt Disney Company. In this lawsuit, filed on February 27, 1991 in the Los Angeles County Superior Court, the plaintiff claims that a Company subsidiary defrauded it and breached a 1983 licensing agreement with respect to certain Winnie the Pooh properties, by failing to account for and pay royalties on revenues earned from the sale of Winnie the Pooh movies on videocassette and from the exploitation of Winnie the Pooh merchandising rights. The plaintiff seeks damages for the licensee’s alleged breaches as well as confirmation of the plaintiff’s interpretation of the licensing agreement with respect to future activities. The plaintiff also seeks the right to terminate the agreement on the basis of the alleged breaches. If each of the plaintiff’s claims were to be confirmed in a final judgment, damages as argued by the plaintiff could total as much as several hundred million dollars and adversely impact the value to the Company of any future exploitation of the licensed rights. On March 29, 2004, the Court granted the Company’s motion for terminating sanctions against the plaintiff for a host of discovery abuses, including the withholding, alteration, and theft of documents and other information, and, on April 5, 2004, dismissed plaintiff’s case with prejudice. Plaintiff’s subsequent attempts to disqualify the judge who granted the terminating sanctions were denied in 2004, and its motion for a “new trial” was denied on January 26, 2005, allowing plaintiff to proceed with its noticed appeal from the April 5, 2004, order of dismissal.

     Milne and Disney Enterprises, Inc. v. Stephen Slesinger, Inc. On November 5, 2002, Clare Milne, the granddaughter of A. A. Milne, author of the Winnie the Pooh books, and the Company’s subsidiary Disney Enterprises, Inc. filed a complaint against Stephen Slesinger, Inc. (SSI) in the United States District Court for the Central District of California. On November 4, 2002, Ms. Milne served notices to SSI and the Company’s subsidiary terminating A. A. Milne’s prior grant of rights to Winnie the Pooh, effective November 5, 2004, and granted all of those rights to the Company’s subsidiary. In their lawsuit, Ms. Milne and the Company’s subsidiary seek a declaratory judgment, under United States copyright law, that Ms. Milne’s termination notices were valid; that SSI’s rights to Winnie the Pooh in the United States terminated effective November 5, 2004; that upon termination of SSI’s rights in the United States, the 1983 licensing agreement that is the subject of the Stephen Slesinger, Inc. v. The Walt Disney Company lawsuit terminated by operation of law; and that, as of November 5, 2004, SSI was entitled to no further royalties for uses of Winnie the Pooh. SSI filed (a) an answer denying the material allegations of the complaint and (b) counterclaims seeking a declaration that (i) Ms. Milne’s grant of rights to Disney Enterprises, Inc. is void and unenforceable and (ii) Disney Enterprises, Inc. remains obligated to pay SSI royalties under the 1983 licensing agreement. SSI also filed a motion to dismiss the complaint or, in the alternative, for summary judgment. Subsequently, the Court ruled that Milne’s termination notices are invalid and dismissed SSI’s counterclaims as moot. Following further motions SSI filed an amended answer and counterclaims and a third-party complaint against Harriet Hunt (heir to E. H. Shepard, illustrator of the original Winnie the Pooh stories), who had served a notice of termination and a grant of rights similar to Ms. Milne’s. By order dated August 3, 2004, the Court granted SSI leave to amend its answer to assert counterclaims against the Company allegedly arising from the Milne and Hunt terminations and the grant of rights to the Company’s subsidiary for (a) unlawful and unfair business practices; and (b) breach of the 1983 licensing agreement. In November 2004, the District Court granted a motion by Milne to dismiss her complaint for the purpose of obtaining a final appealable order of dismissal, so as to permit her appeal to the Court of Appeals to proceed, and she has filed notice of such appeal.

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

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(unaudited; tabular dollars in millions, except per share data)

Contractual Guarantees

     The Company has guaranteed certain special assessment and water/sewer revenue bond series issued by the Celebration Community Development District and the Enterprise Community Development District (collectively, the Districts). The bond proceeds were used by the Districts to finance the construction of infrastructure improvements and the water and sewer system in the mixed-use, residential community of Celebration, Florida. As of January 1, 2005, the remaining debt service obligation guaranteed by the Company was $94 million, of which $59 million was principal. The Company is responsible to satisfy any shortfalls in debt service payments, debt service and maintenance reserve funds, and to ensure compliance with specified rate covenants. To the extent that the Company has to fund payments under its guarantees, the Districts have an obligation to reimburse the Company from District revenues.

     The Company has also guaranteed certain bond issuances by the Anaheim Public Authority that were used by the City of Anaheim to finance construction of infrastructure and a public parking facility adjacent to the Disneyland Resort. Revenues from sales, occupancy and property taxes from the Disneyland Resort and non-Disney hotels are used by the City of Anaheim to repay the bonds. In the event of a debt service shortfall, the Company will be responsible to fund the shortfall. As of January 1, 2005, the remaining debt service obligation guaranteed by the Company was $402 million, of which $109 million was principal. To the extent that subsequent tax revenues exceed the debt service payments in subsequent periods, the Company would be reimbursed for any previously funded shortfalls.

     To date, tax revenues have exceeded the debt service payments for both the Celebration and Anaheim bonds.

     The Company has guaranteed payment of certain facility and equipment leases on behalf of a third-party service provider that supplies the Company with broadcast transmission, post production, studio and administrative services in the U.K. If the third-party service provider defaults on the leases, the Company would be responsible for the remaining obligation unless the Company finds another service provider to take over the leases. As of January 1, 2005, the remaining undiscounted lease obligation was $92 million. These leases expire in March 2014.

14. Income Taxes

     As a matter of course, the Company is regularly audited by federal, state and foreign tax authorities. From time to time, these audits result in proposed assessments. Among current audits, the Internal Revenue Service (IRS) is currently examining the Company’s federal income tax returns for 1996 through 2000. In connection with this examination, the IRS is evaluating certain of the Company’s tax positions for the years under examination. The Company believes that its tax positions comply with applicable tax law and that it has adequately provided for any reasonably foreseeable outcome of these matters. Accordingly, the Company does not anticipate any material earnings impact from their ultimate resolution. During the quarter, there was a favorable resolution of an income tax matter that resulted in a $24 million tax reserve release.

THE WALT DISNEY COMPANY
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ORGANIZATION OF INFORMATION

     Management’s Discussion and Analysis provides a narrative of the Company’s financial performance and condition that should be read in conjunction with the accompanying financial statements. It includes the following sections:

Overview
Seasonality
Business Segment Results
Corporate Items
Stock Option Accounting
Financial Condition
Commitments and Contingencies
Other Matters
Market Risk
Forward Looking Statements

OVERVIEW

     Our summary consolidated results are presented below:

	Quarter Ended
	January 1,	December 31,
(unaudited, in millions)	2005	2003	% Change
Revenues	$8,666	$8,549	1%
Costs and expenses	(7,492)	(7,384)	1%
Restructuring and impairment charges	(17)	—	nm
Net interest expense	(140)	(148)	(5)%
Equity in the income of investees	125	97	29%

Income before income taxes and minority interests	1,142	1,114	3%
Income taxes	(393)	(410)	(4)%
Minority interests	(26)	(16)	63%

Net income	$723	$688	5%

Diluted earnings per share	$0.35	$0.33	6%

     Net income for the quarter was $723 million, which was $35 million higher than the prior-year quarter. The increase in net income for the quarter was primarily the result of growth at the Media Networks and Parks and Resorts segments, partially offset by a decline at the Studio Entertainment segment. (See Business Segment Results below for further discussion.) Diluted earnings per share were $0.35, $0.02 higher than the prior-year quarter. Results for the quarter included a benefit from the resolution of certain income tax matters of $24 million and restructuring and impairment charges totaling $17 million ($11 million after tax) in connection with the sale of the Disney Stores North America. Together, these items resulted in a net benefit to diluted earnings per share of approximately $0.01. Additionally, as a result of a reporting calendar change effective for fiscal 2005, the current quarter included an incremental day, which resulted in an estimated $0.01 earnings per share benefit (see Note 1 to the Condensed Consolidated Financial Statements).

THE WALT DISNEY COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

SEASONALITY

     The Company’s businesses are subject to the effects of seasonality. Consequently, the operating results for the quarter ended January 1, 2005 for each business segment, and for the Company as a whole, are not necessarily indicative of results to be expected for the full year.

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

     Studio Entertainment revenues fluctuate based upon the timing of theatrical motion picture, home entertainment (DVD and VHS) and television releases. Release dates for theatrical, home entertainment and television products are determined by several factors, including timing of vacation and holiday periods and competition in the market.

     Consumer Products revenues are influenced by seasonal consumer purchasing behavior and the timing of animated theatrical releases.

BUSINESS SEGMENT RESULTS

	Quarter Ended
	January 1,	December 31,
(unaudited, in millions)	2005	2003	% Change
Revenues:
Media Networks	$3,461	$3,114	11%
Parks and Resorts	2,118	1,631	30%
Studio Entertainment	2,362	2,964	(20)%
Consumer Products	725	840	(14)%

	$8,666	$8,549	1%

Segment operating income:
Media Networks	$467	$344	36%
Parks and Resorts	258	232	11%
Studio Entertainment	333	458	(27)%
Consumer Products	231	237	(3)%

	$1,289	$1,271	1%

THE WALT DISNEY COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

     The Company evaluates the performance of its operating segments based on segment operating income. The following table reconciles segment operating income to income before income taxes and minority interests.

	Quarter Ended
	January 1,	December 31,
(unaudited, in millions)	2005	2003	% Change
Segment operating income	$1,289	$1,271	1%
Corporate and unallocated shared expenses	(113)	(103)	10%
Amortization of intangible assets	(2)	(3)	(33)%
Restructuring and impairment charges	(17)	—	nm
Net interest expense	(140)	(148)	(5)%
Equity in the income of investees	125	97	29%

Income before income taxes and minority interests	$1,142	$1,114	3%

     Depreciation expense by segment is as follows:

	Quarter Ended
	January 1,	December 31,
(unaudited, in millions)	2005	2003
Media Networks	$43	$42
Parks and Resorts
Domestic	186	177
International(1)	50	—
Studio Entertainment	5	4
Consumer Products	6	13

Segment depreciation expense	290	236
Corporate	34	37

Total depreciation expense	$324	$273

(1)	Represents Euro Disney and Hong Kong Disneyland’s depreciation expense for the current quarter. The Company began consolidating the results of operations of these two entities beginning April 1, 2004, the start of the Company’s third quarter of fiscal 2004.

     Segment depreciation expense is included in segment operating income and corporate depreciation expense is included in corporate and unallocated shared expenses.

THE WALT DISNEY COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Business Segment Results

Media Networks

     The following table provides supplemental revenue and segment operating income detail for the Media Networks segment:

	Quarter Ended
	January 1,	December 31,
(unaudited, in millions)	2005	2003	% Change
Revenues:
Cable Networks	$1,807	$1,560	16%
Broadcasting	1,654	1,554	6%

	$3,461	$3,114	11%

Segment operating income:
Cable Networks	$327	$196	67%
Broadcasting	140	148	(5)%

	$467	$344	36%

Revenues

     Media Networks revenues increased 11%, or $347 million, to $3.5 billion, reflecting a 16% increase, or $247 million at the Cable Networks, and an increase of 6%, or $100 million at Broadcasting.

     Increased Cable Networks revenues were driven by increases of $181 million in revenues from cable and satellite operators and $75 million in advertising revenues. Revenues from cable and satellite operators are largely derived from fees charged on a per subscriber basis, and the increase in the current quarter primarily reflected contractual rate adjustments, and to a lesser extent, subscriber growth at the Disney Channels and at ESPN. Increased advertising revenue was primarily a result of the increases at ESPN due to higher advertising rates and at ABC Family due to higher ratings.

     The Company’s contractual arrangements with cable and satellite operators are renewed or renegotiated from time to time in the ordinary course of business. A number of these arrangements are currently in negotiation or will be up for renewal in the next 12 months. Consolidation in the cable and satellite distribution industry and other factors may adversely affect the Company’s ability to obtain and maintain contractual terms for the distribution of its various cable and satellite programming services that are as favorable as those currently in place. If this were to occur, revenues from Cable Networks could increase at slower rates than in the past or could be stable or decline. Certain of the Company’s existing contracts with cable service providers as well as contracts in negotiation include annual programming commitments. In these cases, revenue subject to the commitment is deferred until the annual commitments are satisfied which generally results in revenue shifting from the first half of the year to the second half.

     The deferral related to these programming commitments was not material in the current quarter. Based on the Company’s current expectations, approximately $100 million of revenue would shift from the second to the third quarter of fiscal 2005 as a result of the programming commitments.

     Increased Broadcasting revenues were driven by an increase of $57 million at the ABC Television Network, $45 million at ABC Television Production and Distribution and $11 million at the owned and operated television stations. The increase in the ABC Television Network revenues was primarily due to an increase in sports advertising revenues due to more NFL and college football broadcasts. The increase in television production and

THE WALT DISNEY COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

distribution revenues was primarily due to higher license fee revenues from international markets, including the impact of revenues recorded on January 1, 2005 which was the date that certain titles were made available to the customers. The increase at the owned and operated television stations was primarily due to higher political advertising revenues.

Costs and Expenses

     Costs and expenses, which consist primarily of programming rights costs, production costs, distribution and selling expenses and labor costs, increased 8%, or $224 million, to $3 billion. The increase was due primarily to higher programming and production costs at both the cable and broadcast operations, driven by higher sports programming costs.

     The Company has various contractual commitments for the purchase of television rights for sports and other programming, including the NBA, NFL, MLB, and various college football conference and bowl games. The costs of these contracts have increased significantly in recent years. We enter into these contractual commitments with the expectation that, over the life of the contracts, revenue from advertising during the programming and affiliate fees will exceed the costs of the programming. While contract costs may initially exceed incremental revenues and negatively impact operating income, it is our expectation that the combined value to our sports networks from all of these contracts will result in long-term benefits. The actual impact of these contracts on the Company’s results over the term of the contracts is dependent upon a number of factors, including the strength of advertising markets, effectiveness of marketing efforts and the size of viewer audiences.

Segment Operating Income

     Segment operating income increased 36%, or $123 million, to $467 million for the quarter due primarily to an increase of $131 million at the Cable Networks, partially offset by a decrease of $8 million at Broadcasting. The increase in Cable operating income was driven by higher affiliate and advertising revenue, partially offset by higher programming costs. Broadcast operating income was lower as increased advertising revenues due to additional NFL and college football broadcasts in the current quarter were more than offset by associated programming costs. This decrease was partially offset by higher political advertising revenue at the owned and operated television stations.

MovieBeam

     The Company launched MovieBeam, an on-demand electronic movie rental service in three domestic cities in October 2003. As of January 1, 2005, the Company’s recorded investment in MovieBeam and Dotcast, Inc., the third party licensor of the principal underlying technology, totaled $67 million. The Company has executed licensing arrangements under which it would pay an additional $45 million over the next three years if the Company continues to pursue this business over that time frame. The Company is currently evaluating the go forward business model and is in discussion with potential strategic and financial investors. The success of the venture in the initial markets as well as decisions with respect to third party investors will determine the strategic direction of the business, its future rollout plans, and the ultimate recoverability of the investment.

Parks and Resorts

Revenues

     Revenues at Parks and Resorts increased 30%, or $487 million, to $2.1 billion. The increase was driven by increases of $369 million due to the consolidation of Euro Disney and Hong Kong Disneyland (almost entirely Euro Disney), $98 million from the Walt Disney World Resort, and $33 million from the Disneyland Resort.

     At the Walt Disney World Resort, increased revenues were primarily driven by higher theme park attendance and occupied room nights. Higher theme park attendance was driven by increased resident, international,

THE WALT DISNEY COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

and domestic guest visitation, reflecting a strong holiday period as well as continued improvements in travel and tourism.

     At the Disneyland Resort, increased revenues were primarily due to higher average guest spending at the theme parks primarily driven by ticket price increases, fewer promotional discounts and the introduction of new ticket media.

     Across our domestic theme parks, attendance increased 3% and per capita guest spending increased 2% compared to the prior-year quarter. Attendance at the Walt Disney World Resort increased 5% while per capita guest spending decreased 2%. Attendance at the Disneyland Resort decreased 3% while per capita guest spending increased 12%. Operating statistics for our hotel properties are as follows (unaudited):

	East Coast Resorts		West Coast Resorts		Total Domestic Resorts
	Quarter Ended		Quarter Ended		Quarter Ended
	January 1, 2005	December 31, 2003	January 1, 2005	December 31, 2003	January 1, 2005	December 31, 2003
Occupancy	82%	79%	90%	86%	83%	80%
Available Room Nights (in thousands)	2,179	1,944	202	204	2,381	2,148
Per Room Guest Spending	$195	$196	$254	$239	$201	$200

     The increase in available room nights reflected the opening of the value priced Disney’s Pop Century Resort at Walt Disney World late in the first quarter of fiscal 2004. Per room guest spending consists of the average daily hotel room rate as well as guest spending on food, beverages, and merchandise at the hotels.

Costs and Expenses

     Costs and expenses, which consist principally of labor, costs of merchandise, food and beverages sold, depreciation, repairs and maintenance, entertainment marketing and sales and information technology expense, increased 33%, or $461 million compared to the prior-year quarter. The increase in costs and expenses was primarily due to the consolidation of Euro Disney and Hong Kong Disneyland, which increased costs and expenses by $375 million, as well as higher operating costs at both domestic resorts. Higher operating costs were driven by labor and other volume related expenses as well as increased fixed charges related to new guest offerings.

     Hong Kong Disneyland is scheduled to open in September 2005. Accordingly in advance of the opening, we expect to incur pre-opening costs during the remainder of fiscal 2005 which are charged to expense as incurred.

Segment Operating Income

     Segment operating income increased 11%, or $26 million, to $258 million, primarily due to growth at Walt Disney World as well as increases at Disneyland.

Studio Entertainment

     Revenues decreased 20%, or $602 million, to $2.4 billion driven by decreases of $824 million in worldwide home entertainment, partially offset by increases of $137 million in television distribution and $114 million in domestic theatrical motion picture distribution.

THE WALT DISNEY COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

     Lower worldwide home entertainment revenues reflected lower current quarter DVD unit sales compared to the strong performances of Disney/Pixar’s Finding Nemo, Pirates of the Caribbean and The Lion King Platinum Release in the prior-year quarter. Higher television distribution revenues were primarily driven by higher pay television sales due to better performance of current quarter titles, which included Cold Mountain, Scary Movie 3 and Bad Santa, and included the impact of revenues recorded on January 1, 2005 which was the date that certain titles were made available to the customers. Higher domestic theatrical motion picture distribution revenues were driven by stronger performing titles in the current quarter, which included Disney/Pixar’s The Incredibles and National Treasure, compared to the prior-year quarter, which included Brother Bear and Haunted Mansion.

Costs and Expenses

     Costs and expenses, which consist primarily of production cost amortization, distribution and selling expenses, product costs and participation costs, decreased 19%, or $477 million. Lower costs and expenses reflected decreases in domestic home entertainment and domestic theatrical motion picture distribution as well as lower production write-offs. Lower costs in domestic home entertainment reflected lower distribution expenses for current quarter titles, primarily due to the decreased unit sales volume. Additionally, participation expenses were higher in the prior-year quarter driven by participation arrangements related to Finding Nemo and Pirates of the Caribbean. Pixar receives an equal share of profits (after distribution fees) as co-producer of Finding Nemo and The Incredibles. Lower costs in domestic theatrical motion picture distribution reflected higher distribution spending for prior-year quarter titles which included Kill Bill Vol.1, Scary Movie 3, Cold Mountain and Bad Santa, partially offset by higher participation expense in the current quarter relating to The Incredibles and National Treasure. Cost and expenses for television distribution were comparable to that of prior-year quarter.

Segment Operating Income

     Segment operating income decreased 27%, or $125 million, to $333 million, due to declines in worldwide home entertainment, partially offset by improvements in domestic theatrical motion picture distribution and television distribution as well as lower production write-offs.

Miramax

     The Company does not expect business at its Miramax subsidiary to continue at the same level beyond the September 30, 2005 date on which the current contractual relationship with the co-chairmen (Bob and Harvey Weinstein) will end. The Company is currently in negotiations with the Weinsteins regarding the future of our business relationship with them. At this time the Company is unable to determine whether projects currently in progress may be abandoned or otherwise impaired and whether there will be any material charges as a result of these negotiations.

Consumer Products

Revenues

     Revenues decreased 14%, or $115 million, to $725 million, reflecting decreases of $170 million at the Disney Stores, partially offset by increases of $26 million at Buena Vista Games and $23 million in merchandise licensing.

     Decreased revenues at the Disney Stores were primarily due to the absence of the holiday season sales due to the sale of the stores in North America in mid-November. The increases at Buena Vista Games reflected the recognition of contractual minimum guarantee revenue and strong sales of Game Boy Advance titles driven by Lizzie McGuire 2, That’s so Raven, and Lilo and Stitch 2. The increase in merchandise licensing reflected higher sales in all categories, in particular, home and infant furnishings and fast moving consumer goods.

THE WALT DISNEY COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Costs and Expenses

     Costs and expenses decreased 18% or $109 million. The decrease was primarily driven by the sale of the Disney Stores North America.

Segment Operating Income

     Segment operating income decreased 3%, or $6 million, to $231 million, primarily driven by the sale of the Disney Stores North America, offset by increases at Buena Vista Games and merchandise licensing.

Disney Stores

     Effective November 21, 2004, the Company sold substantially all of the Disney Stores chain in North America under a long-term licensing arrangement, to a wholly-owned subsidiary of The Children’s Place (TCP). Pursuant to the terms of sale, the Disney Stores North America retained its lease obligations related to the stores transferred to the buyer and became a wholly owned subsidiary of TCP. TCP will pay the Company a royalty on the physical retail store sales beginning on the second anniversary of the closing date of the sale. The Company received $100 million for the working capital transferred to the buyer at the closing of the transaction.

     During the quarter, the Company recorded a loss on the working capital that was transferred to the buyer and additional restructuring and impairment charges totaling $17 million related to the sale of the Disney Stores North America. The restructuring and impairment charges were primarily for employee severance and retention costs. We expect to incur approximately $15 million of additional restructuring costs in fiscal 2005 for employee severance and retention and lease termination costs.

     The Company is currently considering options with respect to the Disney Stores in Europe, including a potential sale. The carrying value of the fixed and other long-term assets of the chain in Europe totaled $50 million at January 1, 2005. Depending on the terms of a sale, an impairment of these assets is possible. The remaining undiscounted base rent lease obligations for the chain in Europe totaled $214 million at January 1, 2005.

     The following table provides supplemental revenue and operating income detail for the Disney Stores. Amounts for North America reflect operations through November 20, 2004 (the day prior to the effective date of the sale of these stores).

	Quarter Ended
(unaudited, in millions)	January 1, 2005	December 31, 2003	% Change
Revenues:
North America	$80	$256	(69)%
Europe	128	120	7%
Other	5	7	(29)%

	$213	$383

Operating income:
North America	$1	$30	(97)%
Europe	23	25	(8)%
Other	3	3	nm

	$27	$58

THE WALT DISNEY COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

CORPORATE ITEMS

Corporate and Unallocated Shared Expenses

     Corporate and unallocated shared expenses increased 10% for the current quarter to $113 million, driven by higher incentive compensation accruals and restricted stock expense.

Net Interest Expense

     Net interest expense is as follows:

	Quarter Ended
(unaudited, in millions)	January 1, 2005	December 31, 2003
Interest expense	$(162)	$(148)
Interest and investment income	22	—

Net interest expense	$(140)	$(148)

     Interest expense increased by $14 million to $162 million reflecting an increase due to the consolidation of Euro Disney and Hong Kong Disneyland of $21 million, as well as higher average effective interest rates, partially offset by a decrease due to lower average debt balances. Interest and investment income of $22 million in the current-year quarter includes a gain on the sale of a technology start-up company, in which the Company’s venture capital subsidiary, Steamboat Ventures, had a minority interest.

Equity in the Income of Investees

     Income from equity investees, consisting primarily of A&E Television, Lifetime Television, E! Entertainment and international cable ventures, increased 29% to $125 million for the quarter. The increase was primarily due to increases at the international cable ventures and the absence of equity losses from Euro Disney which totaled $16 million in the prior-year quarter. Euro Disney was accounted for under the equity method in the prior-year quarter and is consolidated in the current-year period. Increases at the international cable ventures were driven by tax and legal settlements.

Effective Income Tax Rate

     The effective income tax rate was 34.4% for the quarter compared to 36.8% in the prior-year quarter. The decrease was primarily due to the favorable resolution of an income tax matter that resulted in a $24 million tax reserve release and 2.1% of the reduction in the first quarter effective income tax rate.

     The tax provision for the current quarter reflects a tax benefit of $18 million from an exclusion provided under U.S. income tax laws with respect to certain extraterritorial income attributable to foreign trading gross receipts (FTGRs). This exclusion was repealed as part of the American Jobs Creation Act of 2004 (the Act), which was enacted on October 22, 2004. The Act provides for a phase-out such that the exclusion for the Company’s otherwise qualifying FTGRs generated in fiscal 2005, 2006 and 2007 will be limited to approximately 85%, 65% and 15%, respectively. No exclusion will be available in fiscal years 2008 and thereafter.

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
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

STOCK OPTION ACCOUNTING

     The following table reflects pro forma net income and earnings per share had the Company elected to record stock option expense based on the fair value methodology:

	Quarter Ended
(unaudited, in millions, except per share data)	January 1, 2005	December 31, 2003
Net income:
As reported	$723	$688
Less stock option expense	(75)	(91)
Tax effect	28	34

Pro forma after stock option expense	$676	$631

Diluted earnings per share:
As reported	$0.35	$0.33
Pro forma after stock option expense	$0.32	$0.30

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

     Fully diluted shares outstanding and diluted earnings per share include the effect of in-the-money stock options calculated based on the average share price for the period and assumes conversion of the convertible senior notes. The dilution from employee options increases as the Company’s share price increases, as shown below:

			Percentage of
Average	Total		Average	Hypothetical
Disney Share Price	In-the-Money Options	Incremental Diluted Shares (1)	Shares Outstanding	Q1 2005 EPS Impact (3)

$26.30	135 million	—(2)	—	$0.000

30.00	155 million	10 million	0.47%	(0.002)
40.00	215 million	35 million	1.66%	(0.006)
50.00	223 million	53 million	2.52%	(0.008)

(1)	Represents the incremental impact on fully diluted shares outstanding assuming the average share prices indicated, using the treasury stock method. Under the treasury stock method, the tax effected proceeds that would be received from the exercise of all in-the-money options are assumed to be used to repurchase shares.

(2)	Fully diluted shares outstanding for the quarter ended January 1, 2005 total 2,107 million and include the dilutive impact of in-the-money options at the average share price for the period of $26.30 and assumes conversion of the convertible senior notes. At the average share price of $26.30, the dilutive impact of in-the-money options was 20 million shares for the quarter.

(3)	Based upon Q1 2005 earnings of $723 million, or $0.35 per share.

THE WALT DISNEY COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

FINANCIAL CONDITION

     For the quarter ended January 1, 2005, cash and cash equivalents increased by $124 million as detailed below.

	Quarter Ended
(unaudited, in millions)	January 1, 2005	December 31, 2003
Cash provided (used) by operations	$156	$(2)
Cash used by investing activities	(239)	(163)
Cash provided by financing activities	207	44

Increase (decrease) in cash and cash equivalents	$124	$(121)

Operating Activities

     Cash provided (used) by operations increased $158 million to $156 million, due to higher earnings and decreased working capital utilization. These increases were partially offset by a decrease of $66 million due to the consolidation of Euro Disney and Hong Kong Disneyland (see Note 3 to the Condensed Consolidated Financial Statements). The decreased working capital utilization was primarily due to a smaller increase in accounts receivable as a larger proportion of operating income in the prior-year quarter was from home entertainment sales late in the quarter. The majority of the receivables from these sales were not collected until the following quarter.

Investing Activities

     During the quarter ended January 1, 2005, the Company invested $347 million in parks, resorts and other property. Investments in parks, resorts and other property by segment are as follows:

	Quarter Ended
(unaudited, in millions)	January 1, 2005	December 31, 2003
Media Networks	$33	$27
Parks and Resorts:
Domestic	144	133
International (1)	147	—
Studio Entertainment	8	9
Consumer Products	1	3
Corporate and unallocated shared expenditures	14	36

	$347	$208

(1)	Represents Euro Disney and Hong Kong Disneyland’s capital expenditures for the current quarter. The Company began consolidating the results of operations of these two entities beginning April 1, 2004, the start of the Company’s third quarter of fiscal 2004.

     Capital expenditures for the Parks and Resorts segment are principally for theme park and resort expansion, new rides and attractions and recurring capital and capital improvements. The international park spending in the first quarter of fiscal 2005 represents Euro Disney and Hong Kong Disneyland’s capital expenditures, which was primarily for Hong Kong Disneyland construction costs. Our equity partner contributed $36 million which is included in financing activities.

THE WALT DISNEY COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Other Investing Activities

     In connection with the sale of the Disney Stores in North America, the Company received $100 million for the working capital transferred to the buyer.

Financing Activities

     During the quarter ended January 1, 2005, the Company’s borrowing activity was as follows:

(unaudited, in millions)	Additions	Payments	Total
Commercial paper borrowings (net change)	$847	$—	$847
European medium term notes	—	(832)	(832)
HKDL borrowings	88	—	88

Total	$935	$(832)	$103

     During the quarter ended January 1, 2005, the Company increased its commercial paper borrowings by approximately $847 million, which was primarily used to repay $832 million of European medium-term notes which matured in the quarter. As of January 1, 2005, total commercial paper borrowings were approximately $947 million.

     The Company’s commercial paper program is supported by the following bank facilities:

	Committed	Capacity	Unused
	Capacity	Used	Capacity
Bank facilities expiring 2005(1)(2)	$2,250	$—	$2,250
Bank facilities expiring 2009(1)(3)	2,250	209	2,041

Total	$4,500	$209	$4,291

(1)	These bank facilities allow for borrowings at LIBOR-based rates plus a spread, which depends on the Company’s public debt rating and can range from 0.175% to 0.575%. As of January 1, 2005 , the Company had not borrowed under these bank facilities.

(2)	The Company is currently in the process of renewing this facility prior to its expiration in February 2005.

(3)	The Company also has the ability to issue up to $500 million of letters of credit under this facility, which if utilized, reduces available borrowing. As of January 1, 2005 , $209 million of letters of credit had been issued under this facility.

     The Company expects to use commercial paper borrowings up to the amount of its above unused bank facilities, in conjunction with term debt issuance and operating cash flow, to retire or refinance other borrowings before or as they come due.

THE WALT DISNEY COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

     The Company has filed a U.S. shelf registration statement which allows the Company to borrow up to $7.5 billion, of which $1.8 billion was available at January 1, 2005. On January 18, 2005, the Company filed a new $5 billion shelf registration statement to replace the $7.5 billion shelf registration. The terms of the $5 billion shelf registration are substantially similar to those of the $7.5 billion shelf. The entire $5 billion capacity is now available and replaces the remaining capacity of the $7.5 billion shelf. The Company also has a Euro medium-term note program, which permits issuance of approximately $4 billion of additional debt instruments, which had $3.7 billion of capacity at January 1, 2005.

     The Company declared a $490 million dividend ($0.24 per share) on December 1, 2004 related to fiscal 2004, which was paid on January 6, 2005 to shareholders of record on December 10, 2004. The Company paid a $430 million dividend ($0.21 per share) during the second quarter of fiscal 2004 related to fiscal 2003.

     We believe that the Company’s financial condition is strong and that its cash balances, other liquid assets, operating cash flows, access to debt and equity capital markets and borrowing capacity, taken together, provide adequate resources to fund ongoing operating requirements and future capital expenditures related to the expansion of existing businesses and development of new projects. However, the Company’s operating cash flow and access to the capital markets can be impacted by macroeconomic factors outside of its control. In addition to macroeconomic factors, the Company’s borrowing costs can be impacted by short and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on the Company’s performance as measured by certain credit measures such as interest coverage and leverage ratios. As of January 1, 2005, Moody’s Investors Service’s long and short-term debt ratings for the Company were Baal and P-2, respectively, with stable outlook; and Standard & Poor’s long and short-term debt ratings for the Company were BBB+ and A-2, respectively, with stable outlook. The Company’s bank facilities contain only one financial covenant, relating to interest coverage, which the Company met on January 1, 2005, by a significant margin. The Company’s bank facilities also specifically exclude certain entities, including Euro Disney and Hong Kong Disneyland, from any representations, covenants or events of default.

COMMITMENTS AND CONTINGENCIES

Legal and Tax Matters

     As disclosed in the Notes 13 and 14 to the Condensed Consolidated Financial Statements, the Company has exposure for certain legal and tax matters.

Aircraft leveraged lease investment

     As disclosed in Note 4 to the Condensed Consolidated Financial Statements, the Company’s $157 million aircraft leveraged lease investments are exposed to the credit risk of the carriers. As discussed in Note 4, we are closely monitoring Delta Air Lines Inc.’s (Delta) financial restructuring progress as $103 million of our lease investment is with Delta. Although Delta remains current on their lease payments to us, the inability of Delta to make their lease payments, or the termination of our lease through a bankruptcy proceeding, could result in a material charge for the write-down of our investment and could accelerate certain income tax payments.

Contractual guarantees

     See Note 13 to the Condensed Consolidated Financial Statements for information regarding the Company’s contractual guarantees.

THE WALT DISNEY COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Euro Disney

     As described in Note 7 to the Condensed Consolidated Financial Statements, Euro Disney, the Company and Euro Disney’s lenders signed a MOA that remains subject to the successful completion of an equity rights offering by Euro Disney. The MOA provides for new financing as well as restructuring of Euro Disney’s existing financing. The key provisions of the MOA and the Company’s commitments thereunder are described in Note 4 to the Consolidated Financial Statements in the 2004 Annual Report.

OTHER MATTERS

Accounting Policies and Estimates

     We believe that the application of the following accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management. For a summary of all of our significant accounting policies, including the accounting policies discussed below, see Note 2 to the Consolidated Financial Statements in the 2004 Annual Report.

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

THE WALT DISNEY COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Revenue Recognition

     The Company has revenue recognition policies for its various operating segments, which are appropriate to the circumstances of each business. See Note 2 to the Consolidated Financial Statements in the 2004 Annual Report for a summary of these revenue recognition policies.

     We record reductions to revenues for estimated future returns of merchandise, primarily home video (DVD and VHS) and software products, and for customer programs and sales incentives. These estimates are based upon historical return experience, current economic trends and projections of customer demand for and acceptance of our products. If we underestimate the level of returns in a particular period, we may record less revenue in later periods when returns exceed the predicted amount. Conversely, if we overestimate the level of returns for a period, we may have additional revenue in later periods when returns are less than predicted.

Pension and Postretirement Benefit Plan Actuarial Assumptions

     The Company’s pension benefit and postretirement medical benefit obligations and related costs are calculated using actuarial concepts, within the framework of Statement of Financial Accounting Standards No. 87 Employer’s Accounting for Pensions and Statement of Financial Accounting Standards No. 106, Employer’s Accounting for Postretirement Benefits Other than Pensions, respectively. Two critical assumptions, the discount rate and the expected long-term rate of return on plan assets, are important elements of expense and/or liability measurement. We evaluate these critical assumptions annually. Refer to the 2004 Annual Report for estimated impacts of changes in these assumptions. Other assumptions include the healthcare cost trend rate and employee demographic factors such as retirement patterns, mortality, turnover and rate of compensation increase.

     The discount rate enables us to state expected future benefit payment cash flows as a present value on the measurement date. The guideline for setting this rate is a high-quality long-term corporate bond rate. A lower discount rate increases the present value of benefit obligations and increases pension expense.

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

     The Company has cost and equity investments. The fair value of these long-term investments is dependent on the performance of the investee companies, as well as volatility inherent in the external markets for these investments. In assessing potential impairment for these investments, we consider these factors as well as forecasted financial performance of our investees. If these forecasts are not met, impairment charges may be required.

Contingencies and Litigation

     We are currently involved in certain legal proceedings and, as required, have accrued estimates of the probable costs for the resolution of these claims. These estimates have been developed in consultation with outside counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings. See Note 13 to the Condensed Consolidated Financial Statements for more detailed information on litigation exposure.

Income Tax Audits

     As a matter of course, the Company is regularly audited by federal, state and foreign tax authorities. From time to time, these audits result in proposed assessments. Among current audits, the Internal Revenue Service is currently examining the Company’s federal income tax returns for 1996 through 2000. In connection with this examination, the IRS is evaluating certain of the Company’s tax positions for the years under examination. The Company believes that its tax positions comply with applicable tax law and that it has adequately provided for any reasonably foreseeable outcome of these matters. Accordingly, the Company does not anticipate any material earnings impact from their ultimate resolution.

Accounting Changes

EITF D-108

     On September 30, 2004, EITF Topic No. D-108 was issued. D-108 requires that a direct value method be used to value intangible assets acquired in business combinations completed after September 29, 2004. D-108 also requires that an impairment test using a direct value method on all intangible assets that were previously evaluated using the residual method be performed no later than the beginning of the first fiscal year beginning

THE WALT DISNEY COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)

after December 15, 2004 (fiscal 2006 for the Company). Any impairments arising from the initial application of a direct value method would be reported as a cumulative effect of accounting change. The Company has historically applied the residual value method to value its FCC licenses. The Company is in the process of evaluating the impact, if any, the adoption of D-108 will have on the Company’s financial statements.

SFAS 152 and SOP 04-2

     In December 2004, the FASB issued SFAS 152. The FASB issued this statement as a result of guidance provided in AICPA Statement of Position 04-2, Accounting for Real Estate Time-Sharing Transactions (SOP 04-2) which applies to all real estate time-sharing transactions. SFAS 152 is effective for fiscal years beginning after June 15, 2005. We expect that the impact of adoption will not be material to our financial statements.

SFAS 123R

     In December 2004, the FASB issued SFAS 123R. The statement requires that the Company record stock option expense in its financial statements based on a fair value methodology beginning no later than the first fiscal quarter beginning after June 15, 2005, the Company’s fourth quarter of the current year. The Company is evaluating the impact of the new standard and the method and timing of adoption. Although we have not completed our analysis, we anticipate that the expense would not exceed the amounts disclosed in Note 12 had the Company been expensing under the new rule.

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

FORWARD LOOKING STATEMENTS

     The Private Securities Litigation Reform Act of 1995 (the Act) provides a safe harbor for “forward-looking statements” made by or on behalf of the Company. We may from time to time make written or oral statements that are “forward-looking” including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to our shareholders. All statements that express expectations and projections with respect to future matters may be affected by changes in the Company’s strategic direction, as well as by developments beyond the Company’s control. For an enterprise as large and complex as the Company, a wide range of factors could materially affect future developments and performance. These factors may include international, political, health concern, weather related, and military developments that may affect travel and leisure businesses generally; changes in domestic and global economic conditions that may, among other things, affect the international performance of the Company’s theatrical and home video releases, television programming and consumer products; regulatory and other uncertainties associated with the Internet and other technological developments; and the launching or prospective development of new business initiatives. Additional factors are set forth in the 2004 Annual Report under the heading “Factors that may affect forward-looking statements.” All forward-looking statements are made on the basis of management’s views and assumptions, as of the time the statements are made, regarding future events and business performance. There can be no assurance, however, that our expectations will necessarily come to pass. The Company does not undertake any duty to update its disclosure relating to forward looking matters.

PART I. FINANCIAL INFORMATION

Item 3. Quantitative and Qualitative Disclosures about Market Risk. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Controls and Procedures

     Evaluation of Disclosure Controls and Procedure — We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors.

     Based on their evaluation as of January 1, 2005, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

     Since our Form 10-K filing, developments identified below occurred in the following legal proceedings. For information on certain other proceedings, see Note 13 to the Condensed Consolidated Financial Statements included in this report.

     In re The Walt Disney Company Derivative Litigation. William and Geraldine Brehm and thirteen other individuals filed an amended and consolidated complaint on May 28, 1997 in the Delaware Court of Chancery seeking, among other things, a declaratory judgment against each of the Company’s directors as of December 1996 that the Company’s 1995 employment agreement with its former president Michael S. Ovitz, was void, or alternatively that Mr. Ovitz’s termination should be deemed a termination “for cause” and any severance payments to him forfeited. The evidentiary phase of the trial of the matter commenced on October 20, 2004, and concluded on January 19, 2005.

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

     Stephen Slesinger, Inc. v. The Walt Disney Company. In this lawsuit, filed on February 27, 1991 in the Los Angeles County Superior Court, the plaintiff claims that a Company subsidiary defrauded it and breached a 1983 licensing agreement with respect to certain Winnie the Pooh properties, by failing to account for and pay royalties on revenues earned from the sale of Winnie the Pooh movies on videocassette and from the exploitation of Winnie the Pooh merchandising rights. The plaintiff seeks damages for the licensee’s alleged breaches as well as confirmation of the plaintiff’s interpretation of the licensing agreement with respect to future activities. The plaintiff also seeks the right to terminate the agreement on the basis of the alleged breaches. If each of the plaintiff’s claims were to be confirmed in a final judgment, damages as argued by the plaintiff could total as much as several hundred million dollars and adversely impact the value to the Company of any future exploitation of the licensed rights. On March 29, 2004, the Court granted the Company’s motion for terminating sanctions against the plaintiff for a host of discovery abuses, including the withholding, alteration, and theft of documents and other information, and, on April 5, 2004, dismissed plaintiff’s case with prejudice. Plaintiff’s subsequent attempts to disqualify the judge who granted the terminating sanctions were denied in 2004, and its motion for a “new trial” was denied on January 26, 2005, allowing plaintiff to proceed with its noticed appeal from the April 5, 2004, order of dismissal.

     Milne and Disney Enterprises, Inc. v. Stephen Slesinger, Inc. On November 5, 2002, Clare Milne, the granddaughter of A. A. Milne, author of the Winnie the Pooh books, and the Company’s subsidiary Disney Enterprises, Inc. filed a complaint against Stephen Slesinger, Inc. (SSI) in the United States District Court for the Central District of California. On November 4, 2002, Ms. Milne served notices to SSI and the Company’s subsidiary terminating A. A. Milne’s prior grant of rights to Winnie the Pooh, effective November 5, 2004, and granted all of those rights to the Company’s subsidiary. In their lawsuit, Ms. Milne and the Company’s subsidiary seek a declaratory judgment, under United States copyright law, that Ms. Milne’s termination notices were valid; that SSI’s rights to Winnie the Pooh in the United States terminated effective November 5, 2004; that upon termination of SSI’s rights in the United States, the 1983 licensing agreement that is the subject of the Stephen Slesinger, Inc. v. The Walt Disney Company lawsuit terminated by operation of law; and that, as of November 5, 2004, SSI was entitled to no further royalties for uses of Winnie the Pooh. SSI filed (a) an answer denying the material allegations of the complaint and (b) counterclaims seeking a declaration that (i) Ms. Milne’s grant of rights to Disney Enterprises, Inc. is void and unenforceable and (ii) Disney Enterprises, Inc. remains obligated to pay SSI royalties under the 1983 licensing agreement. SSI also filed a motion to dismiss the complaint or, in the alternative, for summary judgment. Subsequently, the Court ruled that Milne’s termination notices are invalid and

PART II. OTHER INFORMATION —(continued)

dismissed SSI’s counterclaims as moot. Following further motions SSI filed an amended answer and counterclaims and a third-party complaint against Harriet Hunt (heir to E. H. Shepard, illustrator of the original Winnie the Pooh stories), who had served a notice of termination and a grant of rights similar to Ms. Milne’s. By order dated August 3, 2004, the Court granted SSI leave to amend its answer to assert counterclaims against the Company allegedly arising from the Milne and Hunt terminations and the grant of rights to the Company’s subsidiary for (a) unlawful and unfair business practices; and (b) breach of the 1983 licensing agreement. In November 2004, the District Court granted a motion by Milne to dismiss her complaint for the purpose of obtaining a final appealable order of dismissal, so as to permit her appeal to the Court of Appeals to proceed, and she has filed notice of such appeal.

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

     SEC Proceeding. The Company has previously disclosed that the U.S. Securities and Exchange Commission (the SEC) was conducting an investigation into an amendment of the Company’s Annual Report on Form 10-K for fiscal year 2001, certain related matters and other related party transactions that have been previously disclosed by the Company. The investigation did not relate to the Company’s financial statements but rather to the issue of disclosure of those relationships. In December 2004, without admitting or denying the SEC’s findings, the Company consented to the SEC’s entering an Order Instituting Cease and Desist Proceedings, Making Findings, and Imposing a Cease and Desist Order Pursuant to Section 21C of the Exchange Act. The SEC found that the Company had violated Sections 13(a) and 14(a) of the Exchange Act by failing to disclose the following relationships between the Company and certain directors: the employment of adult children of three directors by the Company and the wife of another director by a 50% owned joint venture (whose employment preceded the director’s tenure); the provision of an office, secretary and driver to one director following his retirement as Chief Executive Officer of Capital/Cities ABC, Inc.; and the payments made to Air Shamrock, Inc., a company controlled by a former director, in reimbursement for his business use of a private corporate jet. The Order requires the Company not to commit or cause any violations of Sections 13(a) and 14(a) of the Exchange Act.

PART II. OTHER INFORMATION — (continued)

     ITEM 2. Issuer Purchases of Equity Securities

     The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended January 1, 2005:

			Total
			Number of	Maximum
			Shares	Number of
			Purchased as	Shares that
			Part of	May Yet Be
	Total		Publicly	Purchased
	Number of	Average	Announced	Under the
	Shares	Price Paid	Plans or	Plans or
Period	Purchased (1)	per Share	Programs	Programs(2)
10/01/04 - 10/31/04	164,132	$24.59	—	315 million
11/01/04 - 11/30/04	131,122	$26.71	—	315 million
12/01/04 - 1/1/05	555,316	$27.48	405,000	315 million

Total	850,570	$26.80	405,000	315 million

(1)	445,570 shares were purchased on the open market to provide shares to participants in the Walt Disney Investment Plan (WDIP) and Employee Stock Purchase Plan (ESPP). These purchases were not made pursuant to a publicly announced repurchase plan or program.

(2)	Under a share repurchase program most recently reaffirmed by the Company’s Board of Directors on April 21, 1998, and implemented effective June 10, 1998, the Company was originally authorized to repurchase up to 400 million shares of its common stock. The repurchase program does not have an expiration date.

PART II. OTHER INFORMATION (continued)

ITEM 6. Exhibits

(a) Exhibits

See Index of Exhibits.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WALT DISNEY COMPANY

(Registrant)

By:
/s/ THOMAS O. STAGGS

(Thomas O. Staggs, Senior Executive Vice
President and Chief Financial Officer)

February 9, 2005
Burbank, California

INDEX OF EXHIBITS

Document Incorporated by Reference
from a Previous Filing or Filed or
Number and Description of Exhibit		Furnished Herewith, as Indicated
(Numbers Coincide with Item 601 of Regulation S-K)		below
10(a)	Form of Performance-Based Stock Unit Award	Incorporated by reference to Report on Form 8-K filed December 23, 2004

10(b)	Form of Non-qualified Stock Option Award Agreement	Incorporated by reference to Report on Form 8-K filed December 23, 2004

31(a)	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

31(b)	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32(a)	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished

32(b)	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished

* A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.