Form 10-Q
period 2005-04-02
WALT DISNEY CO/
filed 2005-05-11
CIK 1001039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended April 2, 2005	Commission File Number 1-11605

Incorporated in Delaware	I.R.S. Employer Identification
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

          YES ☑  NO ☐

There were 2,041,306,688 shares of common stock outstanding as of May 4, 2005.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited; in millions, except per share data)

	Quarter Ended		Six Months Ended
	April 2,	March 31,	April 2,	March 31,
	2005	2004	2005	2004

Revenues	$7,829	$7,189	$16,495	$15,738

Costs and expenses	(6,655)	(6,153)	(14,147)	(13,537)

Restructuring and impairment charges	(7)	(3)	(24)	(3)

Net interest expense	(90)	(147)	(230)	(295)

Equity in the income of investees	113	77	238	174

Income before income taxes and minority interests	1,190	963	2,332	2,077

Income taxes	(438)	(357)	(831)	(767)

Minority interests	(54)	(69)	(80)	(85)

Net income	$698	$537	$1,421	$1,225

Earnings per share:
Diluted	$0.33	$0.26	$0.68	$0.59

Basic	$0.34	$0.26	$0.70	$0.60

Average number of common and common equivalent shares outstanding:
Diluted	2,114	2,110	2,109	2,104

Basic	2,044	2,048	2,043	2,047

See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited; in millions)

	April 2,	September 30,
	2005	2004
ASSETS
Current assets
Cash and cash equivalents	$1,941	$2,042
Receivables	5,354	4,558
Inventories	665	775
Television costs	731	484
Deferred income taxes	772	772
Other current assets	719	738

Total current assets	10,182	9,369
Film and television costs	6,077	5,938
Investments	1,356	1,292
Parks, resorts and other properties, at cost
Attractions, buildings and equipment	25,642	25,168
Accumulated depreciation	(12,314)	(11,665)

	13,328	13,503
Projects in progress	2,331	1,852
Land	1,137	1,127

	16,796	16,482
Intangible assets, net	2,807	2,815
Goodwill	16,966	16,966
Other assets	863	1,040

	$55,047	$53,902

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and other accrued liabilities	$5,261	$5,623
Current portion of borrowings	1,523	4,093
Unearned royalties and other advances	1,812	1,343

Total current liabilities	8,596	11,059
Borrowings	11,664	9,395
Deferred income taxes	3,036	2,950
Other long term liabilities	3,707	3,619
Minority interests	1,081	798
Commitments and contingencies (Note 14)
Shareholders’ equity
Preferred stock, $.01 par value
Authorized – 100 million shares, Issued – none	—	—
Common stock
Common stock – Disney, $.01 par value
Authorized – 3.6 billion shares, Issued – 2.2 billion shares at April 2, 2005 and 2.1 billion shares at September 30, 2004	12,822	12,447
Common stock – Internet Group, $.01 par value	—	—
Authorized – 1.0 billion shares, Issued – none
Retained earnings	16,663	15,732
Accumulated other comprehensive loss	(216)	(236)

	29,269	27,943
Treasury stock, at cost, 117.1 million shares at April 2, 2005 and 101.6 million shares at September 30, 2004	(2,306)	(1,862)

	26,963	26,081

	$55,047	$53,902

See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in millions)

	Six Months Ended
	April 2,	March 31,
	2005	2004
OPERATING ACTIVITIES
Net income	$1,421	$1,225

Depreciation	651	552
Deferred income taxes	108	199
Equity in the income of investees	(238)	(174)
Cash distributions received from equity investees	157	175
Minority interests	80	85
Amortization of film and television production costs	1,476	1,468
Film and television production spending	(1,280)	(1,225)
Non current television programming costs	(22)	(51)
Changes in noncurrent assets and liabilities and other	(110)	250

	822	1,279

Changes in working capital
Receivables	(667)	(170)
Inventories	(12)	10
Other current assets	(78)	(135)
Accounts payable and other accrued liabilities	66	325
Income taxes	(156)	156
Television programming costs	(247)	(186)

	(1,094)	—

Cash provided by operations	1,149	2,504

INVESTING ACTIVITIES

Investments in parks, resorts and other properties	(773)	(468)
Working capital proceeds from the Disney Store North America sale	100	—
Other	(16)	39

Cash used by investing activities	(689)	(429)

FINANCING ACTIVITIES
Borrowings	141	—
Reduction of borrowings	(1,643)	(1,117)
Commercial paper borrowings, net	1,359	622
Dividends	(490)	(430)
Repurchases of common stock	(444)	—
Euro Disney equity offering	171	—
Equity partner contributions	60	—
Exercise of stock options and other	285	141

Cash used by financing activities	(561)	(784)

(Decrease) Increase in cash and cash equivalents	(101)	1,291
Cash and cash equivalents, beginning of period	2,042	1,857

Cash and cash equivalents, end of period	$1,941	$3,148

See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except per share data)

1.	Principles of Consolidation

     These Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these Condensed Consolidated Financial Statements. Operating results for the six months ended April 2, 2005 are not necessarily indicative of the results that may be expected for the year ending October 1, 2005.

     These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2004 (the 2004 Annual Report).

     Effective with the beginning of fiscal year 2005 and in connection with the completion of the Company’s implementation of new company-wide integrated financial systems in late fiscal 2004, the Company changed its reporting period to a fifty-two/fifty-three week fiscal year from a calendar quarter close. The Company’s periods will end on the Saturday closest to the calendar quarter or year-end. Accordingly, the second quarter of fiscal 2005 began on January 2, 2005 and ended on April 2, 2005 whereas the second quarter of the prior-year began on January 1, 2004 and ended on March 31, 2004, resulting in the same number of reporting days due to a leap year in the prior year. As a result of the reporting period change, fiscal 2005 will end on October 1, 2005 and fiscal 2009 will be the first fifty-three week fiscal year following this change.

     In December 1999, DVD Financing, Inc. (DFI), a subsidiary of Disney Vacation Development, Inc. and an indirect subsidiary of the Company, completed a receivables sale transaction which established a facility that permits DFI to sell receivables arising from the sale of vacation club memberships on a periodic basis. In connection with this facility, DFI prepares separate financial statements, although its separate assets and liabilities are also consolidated in these financial statements.

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

	Quarter Ended		Six Months Ended
	April 2,	March 31,	April 2,	March 31,
	2005	2004	2005	2004
Revenues(1):
Media Networks	$3,008	$2,846	$6,469	$5,960
Parks and Resorts	2,096	1,669	4,214	3,300
Studio Entertainment	2,260	2,162	4,622	5,126
Consumer Products	465	512	1,190	1,352

	$7,829	$7,189	$16,495	$15,738

Segment operating income(1):
Media Networks	$725	$704	$1,192	$1,048
Parks and Resorts	193	188	451	420
Studio Entertainment	253	153	586	611
Consumer Products	111	75	342	312

	$1,282	$1,120	$2,571	$2,391

(1)	The Studio Entertainment segment receives royalties on Consumer Products sales of merchandise based on certain Studio film properties. This intersegment revenue and operating income was $34 million and $30 million for the quarters ended April 2, 2005 and March 31, 2004, respectively, and $53 million and $45 million for the six months ended April 2, 2005 and March 31, 2004, respectively.

     The Company evaluates the performance of its operating segments based on segment operating income. A reconciliation of segment operating income to income before income taxes and minority interests is as follows:

	Quarter Ended		Six Months Ended
	April 2,	March 31,	April 2,	March 31,
	2005	2004	2005	2004
Segment operating income	$1,282	$1,120	$2,571	$2,391
Corporate and unallocated shared expenses	(105)	(82)	(218)	(185)
Amortization of intangible assets	(3)	(2)	(5)	(5)
Restructuring and impairment charges	(7)	(3)	(24)	(3)
Net interest expense	(90)	(147)	(230)	(295)
Equity in the income of investees	113	77	238	174

Income before income taxes and minority interests	$1,190	$963	$2,332	$2,077

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except per share data)

3.	Film and Television Costs

     The Company’s Studio and Media Networks segments incur costs to acquire and produce television and feature film programming. These amounts are generally expensed based on the ratio of the current period’s gross revenues to estimated remaining total gross revenues. Spending and amortization for the six months ended April 2, 2005 and March 31, 2004 are as follows:

	Six Months Ended
	April 2,	March 31,
	2005	2004
Film and Television Production
Spending	$1,280	$1,225
Amortization	(1,476)	(1,468)

Net Change	$(196)	$(243)

Broadcast Programming Costs
Spending	$2,401	$2,348
Amortization	(2,132)	(2,111)

Net Change (1)(2)	$269	$237

(1)	Broadcast programming costs are classified as current or non current depending upon the expected timing of airing of the program. The net change in broadcast programming is allocated between current and non current programming as follows:

	Six Months Ended
	April 2,	March 31,
	2005	2004
Non-current	$22	$51
Current	247	186

	$269	$237

(2)	In addition to the cash spending amounts detailed above, we record programming assets with a corresponding increase to programming liabilities when the programming becomes available to us. These amounts were $313 million and $9 million for the six months ended April 2, 2005 and March 31, 2004, respectively.

4.	Accounting Changes

FIN 46

     In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46R, Consolidation of Variable Interest Entities (FIN 46). Pursuant to the provisions of FIN 46, the Company began consolidating Euro Disney and Hong Kong Disneyland’s balance sheets on March 31, 2004, the end of the Company’s second quarter of fiscal 2004 and the income and cash flow statements beginning April 1, 2004, the beginning of the third quarter of fiscal 2004. Under FIN 46 transition rules, the operating results of Euro Disney and Hong Kong Disneyland continued to be accounted for on the equity method for the quarter and six months ended March 31, 2004.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except per share data)

     The following table presents a condensed consolidating balance sheet for the Company as of April 2, 2005, reflecting the impact of consolidating the balance sheets of Euro Disney and Hong Kong Disneyland.

	Before Euro
	Disney and	Euro Disney,
	Hong Kong	Hong Kong
	Disneyland	Disneyland and
	Consolidation	Adjustments	Total
Cash and cash equivalents	$1,530	$411	$1,941
Other current assets	8,013	228	8,241

Total current assets	9,543	639	10,182
Investments	2,169	(813)	1,356
Fixed assets	12,467	4,329	16,796
Intangible assets	2,807	—	2,807
Goodwill	16,966	—	16,966
Other assets	6,926	14	6,940

Total assets	$50,878	$4,169	$55,047

Current portion of borrowings	$1,523	$—	$1,523
Other current liabilities	6,573	500	7,073

Total current liabilities	8,096	500	8,596
Borrowings	8,800	2,864	11,664
Deferred income taxes	3,036	—	3,036
Other long-term liabilities	3,570	137	3,707
Minority interest	413	668	1,081
Shareholders’ equity	26,963	—	26,963

Total liabilities and shareholders’ equity	$50,878	$4,169	$55,047

     The following table presents a condensed consolidating income statement of the Company for the quarter ended April 2, 2005, reflecting the impact of consolidating the income statements of Euro Disney and Hong Kong Disneyland.

	Before Euro
	Disney and	Euro Disney,
	Hong Kong	Hong Kong
	Disneyland	Disneyland and
	Consolidation	Adjustments	Total
Revenues	$7,526	$303	$7,829
Cost and expenses	(6,308)	(347)	(6,655)
Restructuring and impairment charges	(7)	—	(7)
Net interest expense	(136)	46	(90)
Equity in the income of investees	127	(14)	113

Income before income taxes and minority interests	1,202	(12)	1,190
Income taxes	(437)	(1)	(438)
Minority interests	(67)	13	(54)

Net income	$698	$—	$698

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except per share data)

     The following table presents a condensed consolidating income statement of the Company for the six months ended April 2, 2005, reflecting the impact of consolidating the income statements of Euro Disney and Hong Kong Disneyland.

	Before Euro
	Disney and	Euro Disney,
	Hong Kong	Hong Kong
	Disneyland	Disneyland and
	Consolidation	Adjustments	Total
Revenues	$15,823	$672	$16,495
Cost and expenses	(13,425)	(722)	(14,147)
Restructuring and impairment charges	(24)	—	(24)
Net interest expense	(256)	26	(230)
Equity in the income of investees	231	7	238

Income before income taxes and minority interests	2,349	(17)	2,332
Income taxes	(831)	—	(831)
Minority interests	(97)	17	(80)

Net income	$1,421	$—	$1,421

     The following table presents the condensed consolidating cash flow statement of the Company for the six months ended April 2, 2005, reflecting the impact of consolidating the cash flow statements of Euro Disney and Hong Kong Disneyland.

	Before Euro
	Disney and	Euro Disney,
	Hong Kong	Hong Kong
	Disneyland	Disneyland and
	Consolidation	Adjustments	Total
Cash provided (used) by operations	$1,195	$(46)	$1,149
Investments in parks, resorts and other property	(459)	(314)	(773)

	736	(360)	376
Other investing activities	(18)	102	84
Cash (used) provided by financing activities	(918)	357	(561)

(Decrease) increase in cash and cash equivalents	(200)	99	(101)
Cash and cash equivalents, beginning of period	1,730	312	2,042

Cash and cash equivalents, end of period	$1,530	$411	$1,941

EITF D-108

     On September 30, 2004, the Emerging Issues Task Force (EITF) of the FASB issued Topic No. D-108, Use of the Residual Method to Value Acquired Assets Other than Goodwill (D-108). D-108 requires that a direct value method be used to value intangible assets acquired in business combinations completed after September 29, 2004. D-108 also requires the Company to perform an impairment test using a direct value method on all intangible assets that were previously valued using the residual method. This impairment test is required to be performed no later than the beginning of fiscal 2006 for the Company. Any impairments arising from the initial application of a direct value method would be reported as a cumulative effect of accounting change. For radio stations acquisitions subsequent to the acquisition of Cap Cities/ABC, Inc. in 1996, the Company has applied the residual value method to value its FCC licenses. The remaining net book value of FCC licenses that were valued under the residual method is approximately $550 million at April 2, 2005. The Company is in the process of evaluating what portion of this amount may be impaired upon the adoption of D-108.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except per share data)

SFAS 123R

     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payments (SFAS 123R). The statement requires companies to record stock option expense in its financial statements based on a fair value methodology beginning no later than the first fiscal quarter beginning after June 15, 2005. The United States Securities and Exchange Commission (SEC) recently deferred the implementation date for SFAS 123R to the first fiscal year that begins after June 15, 2005 which is the first quarter of fiscal 2006 for the Company. The Company is evaluating the impact of the new standard and the method and timing of adoption. Although we have not completed our analysis, we anticipate that the expense would not exceed the amounts disclosed in Note 13 had the Company been expensing under the new rule.

5.	Investment in Leveraged Leases

     As of April 2, 2005, our investment in aircraft leveraged leases totaled approximately $155 million, consisting of $101 million and $54 million, with Delta Air Lines, Inc. (Delta) and FedEx Corporation, respectively. Given the current status of the airline industry, we continue to monitor the recoverability of these investments, particularly the Delta leases. Delta has disclosed in its quarterly report for the quarter ended March 31, 2005, that if it is unsuccessful in further reducing its operating expenses and continues to experience significant losses, it will need to seek to restructure under Chapter 11 of the U.S. Bankruptcy Code. Although Delta remains current on their lease payments to us, the inability of Delta to make their lease payments, or the termination of our lease through a bankruptcy proceeding, could result in the write-down of our investment and the acceleration of certain income tax payments.

6.	Restructuring and Impairment Charges

     Effective November 21, 2004, the Company sold substantially all of the Disney Stores chain in North America under a long-term licensing arrangement, to a wholly-owned subsidiary of The Children’s Place (TCP). Pursuant to the terms of sale, the Disney Stores North America retained its lease obligations related to the stores transferred to the buyer and became a wholly owned subsidiary of TCP. TCP will pay the Company a royalty on substantially all of the physical retail store sales beginning on the second anniversary of the closing date of the sale. The Company received $100 million for the working capital transferred to the buyer at the closing of the transaction.

     During the six months ended April 2, 2005, the Company recorded a loss on the working capital transferred to the buyer and additional restructuring and impairment charges totaling $24 million related to the sale of the Disney Stores North America, of which $7 million was recorded in the second quarter. The restructuring and impairment charges were primarily for employee retention and severance and lease termination costs.

     The Company is currently considering options with respect to the Disney Stores in Europe, including a potential sale. The carrying value of the fixed and other long-term assets of the chain in Europe totaled $45 million at April 2, 2005. Depending on the terms of a sale, an impairment of these assets is possible. The remaining undiscounted base lease obligations for the chain in Europe totaled $202 million at April 2, 2005.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except per share data)

7.	Borrowings

     The Company’s borrowings are summarized below:

	September 30,			Other	April 2,
	2004	Additions	Payments	activity	2005
Commercial paper borrowings	$100	$1,359	$—	$(4)	1,455
U.S. medium-term notes	6,624	—	(750)	—	5,874
Convertible senior notes	1,323	—	—	—	1,323
Other U.S. dollar denominated debt	305	—	—	—	305
Privately placed debt	254	—	(47)	—	207
European medium-term notes	1,099	—	(832)	—	267
Preferred Stock	373	—	—	(5)	368
Capital Cities/ABC and ABC Family debt	189	—	—	(2)	187
Other(1)	455	—	(1)	(120)	334
Euro Disney borrowings(2)	2,221	—	(13)	(36)	2,172
Hong Kong Disneyland borrowings(3)	545	141	—	9	695

Total	$13,488	$1,500	$(1,643)	$(158)	$13,187

(1)	The $120 million included in other activity is primarily due to interest rate hedging activity.

(2)	Other activity includes the $130 million paydown of Euro Disney senior debt using cash security deposits. This decrease was partially offset by an increase of $107 million due to foreign currency translation as a result of the appreciation of the Euro against the U.S. dollar.

(3)	The additional borrowings were primarily used to fund construction costs.

     Euro Disney’s borrowings were reclassified to long-term during the quarter consistent with their terms as they are no longer subject to acceleration by the lenders due to the completion of the financial restructuring of Euro Disney’s borrowings.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except per share data)

8.	Euro Disney

     In September 2004, Euro Disney, the Company, and Euro Disney’s lenders finalized a Memorandum of Agreement (MOA) relating to the financial restructuring of Euro Disney and subsequently finalized the legal documentation called for by the MOA. The MOA provides for new financing as well as restructuring Euro Disney’s existing financing. The key provisions of the MOA are described in Note 4 to the Consolidated Financial Statements in the 2004 Annual Report.

     The transactions contemplated by the MOA were fully implemented on February 23, 2005 with the completion of a €253 million equity rights offering, of which the Company subscribed for €100 million. Following the completion of the financial restructuring, the Company’s effective ownership interest in Euro Disney’s operations increased to 51%. As discussed in Note 4 to the Consolidated Financial Statements in the 2004 Annual Report, the MOA provided for a 2% interest rate increase for certain tranches of Euro Disney debt which resulted in a substantial modification of a portion of this debt. Relevant accounting rules require that the substantially modified portion be accounted for as though it had been extinguished and replaced with new borrowings recorded at fair value, resulting in a $61 million gain being recorded in net interest expense.

     Certain indirect, wholly-owned subsidiaries of The Walt Disney Company have liability as current or former general partners of the operating subsidiary of Euro Disney to which substantially all of Euro Disney’s assets and liabilities were transferred in the restructuring. In addition to their interests in this operating subsidiary of Euro Disney, certain of these subsidiaries of The Walt Disney Company have been capitalized with interest-bearing demand notes with a face value of €200 million in aggregate.

9.	Pension and Other Benefit Programs

     The components of net periodic benefit cost are as follows:

					Postretirement
	Pension Plans				Medical Plans
	Quarter Ended		Six Months Ended		Quarter Ended		Six Months Ended
	April 2,	March 31,	April 2,	March 31,	April 2,	March 31,	April 2,	March 31,
	2005	2004	2005	2004	2005	2004	2005	2004
Service cost	$34	$37	$68	$75	$8	$9	$16	$18
Interest cost	58	54	116	108	15	15	30	30
Expected return on plan assets	(55)	(54)	(110)	(108)	(4)	(4)	(8)	(8)
Amortization of prior service cost	—	1	—	1	—	—	—	(1)
Recognized net actuarial loss	15	20	30	39	8	16	16	33

Net periodic benefit cost	$52	$58	$104	$115	$27	$36	$54	$72

     During the quarter ended April 2, 2005, we made contributions of $74 million into the pension and postretirement medical plans. The Company expects to make contributions of $91 million to its pension and postretirement medical plans during the second half of the fiscal year.

10.	Earnings Per Share

     Diluted earnings per share amounts are based upon the weighted average number of common and common equivalent shares outstanding during the period and are calculated using the treasury stock method for stock options and assuming conversion of the Company’s convertible senior notes. For the quarters ended April 2, 2005 and March 31, 2004, options for 75 million and 100 million shares, respectively, were excluded from the diluted

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except per share data)

earnings per share calculation as they were anti-dilutive. For the six months ended April 2, 2005 and March 31, 2004, options for 92 million and 104 million shares, respectively, were excluded.

A reconciliation of net income and weighted average number of common and common equivalent shares outstanding for calculating diluted earnings per share is as follows:

	Quarter Ended		Six Months Ended
	April 2,	March 31,	April 2,	March 31,
	2005	2004	2005	2004
Net income	$698	$537	$1,421	$1,225
Interest expense on convertible senior notes (net of tax)	6	5	11	10

	$704	$542	$1,432	$1,235

Weighted average number of common shares outstanding (basic)	2,044	2,048	2,043	2,047
Weighted average dilutive stock options	25	17	21	12
Assumed conversion of convertible senior notes	45	45	45	45

Weighted average number of common and common equivalent shares outstanding (diluted)	2,114	2,110	2,109	2,104

11.	Shareholders’ Equity

     The Company declared a $490 million dividend ($0.24 per share) on December 1, 2004 related to fiscal 2004, which was paid on January 6, 2005 to shareholders of record on December 10, 2004. The Company paid a $430 million dividend ($0.21 per share) during the second quarter of fiscal 2004 related to fiscal 2003.

     During the six month period, the Company repurchased 15.5 million shares of Disney common stock for approximately $444 million, of which 15.1 million shares for approximately $433 million were repurchased in the second quarter. As of April 2, 2005, the Company had authorization in place to repurchase approximately 300 million additional shares.

12.	Comprehensive Income

     Comprehensive income is as follows:

	Quarter Ended		Six Months Ended
	April 2,	March 31,	April 2,	March 31,
	2005	2004	2005	2004
Net income	$698	$537	$1,421	$1,225
Market value adjustments for investments and hedges, net of tax	103	45	(34)	(32)
Foreign currency translation	(4)	2	54	32

Comprehensive income	$797	$584	$1,441	$1,225

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except per share data)

     Accumulated other comprehensive loss, net of tax is as follows:

	April 2,	September 30,
	2005	2004
Market value adjustments for investments and hedges, net of tax	$(95)	$(61)
Foreign currency translation	140	86
Additional minimum pension liability adjustment, net of tax	(261)	(261)

Accumulated other comprehensive loss	$(216)	$(236)

13.	Stock Incentive Plans

     The following table reflects pro forma net income and earnings per share had the Company elected to record employee stock option expense based on the fair value methodology:

	Quarter Ended		Six Months Ended
	April 2,	March 31,	April 2,	March 31,
	2005	2004	2005	2004
Net income:
As reported	$698	$537	$1,421	$1,225
Less stock option expense	(65)	(102)	(123)	(193)
Tax effect	24	38	45	72

Pro forma after stock option expense	$657	$473	$1,343	$1,104

Diluted earnings per share:
As reported	$0.33	$0.26	$0.68	$0.59

Pro forma after option expense	$0.31	$0.23	$0.64	$0.53

Basic earnings per share
As reported	$0.34	$0.26	$0.70	$0.60

Pro forma after option expense	$0.32	$0.23	$0.66	$0.54

     These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years.

     The Company generally grants stock options and restricted stock units to its key management employees annually in the second quarter of each fiscal year. Historically, these options vested ratably over four or more years and had a ten-year term. Beginning with the grant made in the quarter ended April 2, 2005, the Company generally has reduced the term of these options to seven years. We have assumed that the 10-year options have an average expected life of six years for input into the Black Scholes option valuation which we have used in our pro forma disclosures. For the new seven-year options, we have used a life of 4.75 years based on a simplified method set out in SEC Staff Accounting Bulletin No. 107 (SAB 107). SAB 107, which was issued by the SEC in March 2005, provides interpretive guidance on SFAS 123R. The simplified method defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches.

     Additionally, in connection with our analysis of option valuation methodologies for our stock options for our upcoming adoption of SFAS 123R, we reviewed and updated, among other things, our forfeiture and volatility assumptions. Our volatility assumption has been based on the historical volatility of Disney stock and for the last two years we have used an assumed volatility of 40%. The interpretive guidance provided in SAB 107 indicates that if companies have traded financial instruments from which they can derive an implied volatility, they should consider implied volatility in their volatility assumption. We reviewed the implied volatility of our share price from the market prices of Disney exchange traded options and other traded financial instruments, such as our convertible debt. Based on our analysis, we concluded that we can reliably estimate implied volatility such that it

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except per share data)

can be taken into account in our volatility assumption. We considered the implied and historical volatility to determine an expected volatility of 27% which we have used to value the January grant. The weighted average fair values of options at their grant date during the six months ended April 2, 2005 and March 31, 2004, were $7.94 and $9.39, respectively.

     On January 3, 2005, the Company made its normal annual stock compensation grant which consisted of 17 million stock options and approximately 9 million restricted stock units. Approximately one million of the restricted stock units include market based performance conditions, which require that on each vesting date, the Company’s total shareholder return must exceed that of the S&P 500 for either the one or three-year period preceding the vesting date in order for the units to vest. Prior to the current year, the Company had issued performance restricted stock that generally vest based on achieving specified earnings targets. As of April 2, 2005, approximately 16 million restricted stock units were outstanding, of which two million vest upon such performance conditions. All other units do not include performance conditions and generally vest 50% two years from grant date and 50% four years from grant date. In certain circumstances as described in our proxy statement dated January 6, 2005, accelerated vesting may occur. During the six months ended April 2, 2005 and March 31, 2004, the Company recorded compensation expense related to restricted stock totaling $57 million and $22 million, respectively. Unearned restricted stock compensation expense for existing grants totaled approximately $310 million as of April 2, 2005 which will be amortized over the remaining vesting period. The increase in restricted stock expense reflects the shift in the Company’s long-term incentive compensation plan to increase the proportion of restricted stock units and reduce the proportion of stock options.

14.	Commitments and Contingencies

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

     Milne and Disney Enterprises, Inc. v. Stephen Slesinger, Inc. On November 5, 2002, Clare Milne, the granddaughter of A. A. Milne, author of the Winnie the Pooh books, and the Company’s subsidiary Disney Enterprises, Inc. filed a complaint against Stephen Slesinger, Inc. (SSI) in the United States District Court for the Central District of California. On November 4, 2002, Ms. Milne served notices to SSI and the Company’s subsidiary terminating A. A. Milne’s prior grant of rights to Winnie the Pooh, effective November 5, 2004, and granted all of

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(unaudited; tabular dollars in millions, except per share data)

those rights to the Company’s subsidiary. In their lawsuit, Ms. Milne and the Company’s subsidiary seek a declaratory judgment, under United States copyright law, that Ms. Milne’s termination notices were valid; that SSI’s rights to Winnie the Pooh in the United States terminated effective November 5, 2004; that upon termination of SSI’s rights in the United States, the 1983 licensing agreement that is the subject of the Stephen Slesinger, Inc. v. The Walt Disney Company lawsuit terminated by operation of law; and that, as of November 5, 2004, SSI was entitled to no further royalties for uses of Winnie the Pooh. SSI filed (a) an answer denying the material allegations of the complaint and (b) counterclaims seeking a declaration that (i) Ms. Milne’s grant of rights to Disney Enterprises, Inc. is void and unenforceable and (ii) Disney Enterprises, Inc. remains obligated to pay SSI royalties under the 1983 licensing agreement. SSI also filed a motion to dismiss the complaint or, in the alternative, for summary judgment. Subsequently, the Court ruled that Milne’s termination notices are invalid and dismissed SSI’s counterclaims as moot. Following further motions SSI filed an amended answer and counterclaims and a third-party complaint against Harriet Hunt (heir to E. H. Shepard, illustrator of the original Winnie the Pooh stories), who had served a notice of termination and a grant of rights similar to Ms. Milne’s. By order dated August 3, 2004, the Court granted SSI leave to amend its answer to assert counterclaims against the Company allegedly arising from the Milne and Hunt terminations and the grant of rights to the Company’s subsidiary for (a) unlawful and unfair business practices; and (b) breach of the 1983 licensing agreement. In November 2004, the District Court granted a motion by Milne to dismiss her complaint for the purpose of obtaining a final appealable order of dismissal, so as to permit her appeal to the Court of Appeals to proceed, and she has filed notice of such appeal.

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

Contractual Guarantees

     The Company has guaranteed certain special assessment and water/sewer revenue bond series issued by the Celebration Community Development District and the Enterprise Community Development District (collectively, the Districts). The bond proceeds were used by the Districts to finance the construction of infrastructure improvements and the water and sewer system in the mixed-use, residential community of Celebration, Florida. As of April 2, 2005, the remaining debt service obligation guaranteed by the Company was $94 million, of which $59 million was principal. The Company is responsible to satisfy any shortfalls in debt service payments, debt service and maintenance reserve funds, and to ensure compliance with specified rate covenants. To the extent that the Company has to fund payments under its guarantees, the Districts have an obligation to reimburse the Company from future District revenues.

     The Company has also guaranteed certain bond issuances by the Anaheim Public Authority that were used by the City of Anaheim to finance construction of infrastructure and a public parking facility adjacent to the Disneyland Resort. Revenues from sales, occupancy and property taxes from the Disneyland Resort and non-Disney hotels are used by the City of Anaheim to repay the bonds. In the event of a debt service shortfall, the Company will be responsible to fund the shortfall. As of April 2, 2005, the remaining debt service obligation guaranteed by the Company was $402 million, of which $109 million was principal. To the extent that subsequent tax revenues exceed the debt service payments in subsequent periods, the Company would be reimbursed for any previously funded shortfalls.

     To date, tax revenues have exceeded the debt service payments for both the Celebration and Anaheim bonds.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(unaudited; tabular dollars in millions, except per share data)

     The Company has guaranteed payment of certain facility and equipment leases on behalf of a third-party service provider that supplies the Company with broadcasting transmission, post production, studio and administrative services in the U.K. If the third-party service provider defaults on the leases, the Company would be responsible for the remaining obligation unless the Company finds another service provider to take over the leases. As of April 2, 2005, the remaining undiscounted facility and equipment lease obligation was $87 million. These leases expire in March 2014.

Commitments

     In April 2005, the Company entered into a new agreement with the NFL for the right to broadcast NFL Monday Night football games on ESPN. The contract provides for total payments of approximately $8.87 billion over an eight-year period, commencing with the 2006-2007 season.

15.	Income Taxes

     As a matter of course, the Company is regularly audited by federal, state and foreign tax authorities. From time to time, these audits result in proposed assessments. Among current audits, the Internal Revenue Service (IRS) is currently examining the Company’s federal income tax returns for 1996 through 2000. In connection with this examination, the IRS is evaluating certain of the Company’s tax positions for the years under examination. The Company believes that its tax positions comply with applicable tax law and that it has adequately provided for any reasonably foreseeable outcome of these matters. Accordingly, the Company does not anticipate any material earnings impact from their ultimate resolution. During the first quarter of fiscal 2005, there was a favorable resolution of an income tax matter that resulted in a $24 million tax reserve release.

PART I. FINANCIAL INFORMATION—(continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

ORGANIZATION OF INFORMATION

     Management’s Discussion and Analysis provides a narrative of the Company’s financial performance and condition that should be read in conjunction with the accompanying financial statements. It includes the following sections:

Overview
Seasonality
Business Segment Results
               Quarter Results
               Six Month Results
Corporate and Other Non-Segment Items
Stock Option Accounting
Financial Condition
Commitments and Contingencies
Other Matters
Market Risk
Forward Looking Statements

OVERVIEW

     Our summary consolidated results are presented below:

	Quarter Ended			Six Months Ended
	April 2,	March 31,		April 2,	March 31,
(in millions, except per share data)	2005	2004	% Change	2005	2004	% Change
Revenues	$7,829	$7,189	9%	$16,495	$15,738	5%
Costs and expenses	(6,655)	(6,153)	(8)%	(14,147)	(13,537)	(5)%
Restructuring and impairment charges	(7)	(3)	nm	(24)	(3)	nm
Net interest expense	(90)	(147)	39%	(230)	(295)	22%
Equity in the income of investees	113	77	47%	238	174	37%

Income before income taxes and minority interests	1,190	963	24%	2,332	2,077	12%
Income taxes	(438)	(357)	(23)%	(831)	(767)	(8)%
Minority interests	(54)	(69)	22%	(80)	(85)	6%

Net income	$698	$537	30%	$1,421	$1,225	16%

Diluted earnings per share	$0.33	$0.26	27%	$0.68	$0.59	15%

Quarter Results

     Net income increased 30%, or $161 million, to $698 million driven by growth at all operating segments led by Studio Entertainment. Diluted earnings per share increased 27% to $0.33 in the current year quarter. Current quarter earnings per share includes a $61 million ($38 million after-tax) gain recognized in connection with the Euro Disney financial restructuring and a $32 million ($20 million after-tax) charge to write down an investment.

Six Month Results

     Net income for the six-month period increased 16%, or $196 million, to $1.4 billion. The increase in net income was primarily due to segment operating growth at the Media Networks, Parks & Resorts and Consumer Products segments, partially offset by a decrease at Studio Entertainment. Diluted earnings per share increased 15% to $0.68 in the six month period. In addition to the Euro Disney debt restructuring gain and investment write-down recorded in the second quarter, the six month period also included a $24 million benefit from the favorable resolution of certain income tax matters which was recorded in the first quarter and restructuring and impairment charges of $24 million ($15 million after-tax), of which $7 million ($4 million after-tax) was recorded in the second quarter.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)

SEASONALITY

     The Company’s businesses are subject to the effects of seasonality. Consequently, the operating results for the quarter and six months ended April 2, 2005 for each business segment, and for the Company as a whole, are not necessarily indicative of results to be expected for the full year.

     Media Networks revenues are influenced by advertiser demand and the seasonal nature of programming, and generally peak in the spring and fall.

     Parks and Resorts revenues fluctuate with changes in theme park attendance and resort occupancy resulting from the seasonal nature of vacation travel. Peak attendance and resort occupancy generally occur during the summer months, when school vacations occur, and during early-winter and spring holiday periods.

     Studio Entertainment revenues fluctuate based upon the timing of theatrical motion picture, home entertainment (DVD and VHS) and television releases. Release dates for theatrical, home entertainment and television products are determined by several factors, including timing of vacation and holiday periods and competition in the market.

     Consumer Products revenues are influenced by seasonal consumer purchasing behavior and the timing of animated theatrical releases.

BUSINESS SEGMENT RESULTS

	Quarter Ended			Six Months Ended
	April 2,	March 31,		April 2,	March 31,
(in millions)	2005	2004	% Change	2005	2004	% Change
Revenues:
Media Networks	$3,008	$2,846	6%	$6,469	$5,960	9%
Parks and Resorts	2,096	1,669	26%	4,214	3,300	28%
Studio Entertainment	2,260	2,162	5%	4,622	5,126	(10)%
Consumer Products	465	512	(9)%	1,190	1,352	(12)%

	$7,829	$7,189	9%	$16,495	$15,738	5%

Segment operating income:
Media Networks	$725	$704	3%	$1,192	$1,048	14%
Parks and Resorts	193	188	3%	451	420	7%
Studio Entertainment	253	153	65%	586	611	(4)%
Consumer Products	111	75	48%	342	312	10%

	$1,282	$1,120	14%	$2,571	$2,391	8%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)

     The Company evaluates the performance of its operating segments based on segment operating income. The following table reconciles segment operating income to income before income taxes and minority interests.

	Quarter Ended			Six Months Ended
	April 2,	March 31,		April 2,	March 31,
(in millions)	2005	2004	% Change	2005	2004	% Change
Segment operating income	$1,282	$1,120	14%	$2,571	$2,391	8%
Corporate and unallocated shared expenses	(105)	(82)	(28)%	(218)	(185)	(18)%
Amortization of intangible assets	(3)	(2)	(50)%	(5)	(5)	—
Restructuring and impairment charges	(7)	(3)	nm	(24)	(3)	nm
Net interest expense	(90)	(147)	39%	(230)	(295)	22%
Equity in the income of investees	113	77	47%	238	174	37%

Income before income taxes and minority interests	$1,190	$963	24%	$2,332	$2,077	12%

     Depreciation expense is as follows:

	Quarter Ended		Six Months Ended
	April 2,	March 31,	April 2,	March 31,
(in millions)	2005	2004	2005	2004
Media Networks	$44	$42	$87	$84
Parks and Resorts
Domestic	186	181	372	358
International (1)	50	—	100	—
Studio Entertainment	9	6	14	10
Consumer Products	7	13	13	26

Segment depreciation expense	296	242	586	478
Corporate	31	37	65	74

Total depreciation expense	$327	$279	$651	$552

(1)	Represents 100% of Euro Disney and Hong Kong Disneyland’s depreciation expense. The Company began consolidating the results of operations and cash flows of these two entities beginning April 1, 2004.

     Segment depreciation expense is included in segment operating income and corporate depreciation expense is included in corporate and unallocated shared expenses.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)

Business Segment Results – Quarter Results

Media Networks

     The following table provides supplemental revenue and segment operating income detail for the Media Networks segment:

	Quarter Ended			Six Months Ended
	April 2,	March 31,		April 2,	March 31,
(in millions)	2005	2004	% Change	2005	2004	% Change
Revenues:
Cable Networks	$1,622	$1,508	8%	$3,429	$3,068	12%
Broadcasting	1,386	1,338	4%	3,040	2,892	5%

	$3,008	$2,846	6%	$6,469	$5,960	9%

Segment operating income:
Cable Networks	$671	$676	(1)%	$998	$872	14%
Broadcasting	54	28	93%	194	176	10%

	$725	$704	3%	$1,192	$1,048	14%

Revenues

     Media Networks revenues increased 6%, or $162 million, to $3.0 billion, reflecting an 8% increase, or $114 million, at the Cable Networks, and a 4% increase, or $48 million, at Broadcasting.

     Increased Cable Networks revenues were driven by increases of $73 million in revenues from cable and satellite operators and $66 million in advertising revenues. Revenues from cable and satellite operators are generally derived from fees charged on a per subscriber basis, and the increase in the current quarter primarily reflected contractual rate adjustments, and to a lesser extent, subscriber growth at ESPN and Disney Channels partially offset by a revenue deferral at ESPN. Increased advertising revenue was primarily due to improvements at ESPN and ABC Family.

     The Company’s contractual arrangements with cable and satellite operators are renewed or renegotiated from time to time in the ordinary course of business. A number of these arrangements are currently in negotiation or will be up for renewal in the next six months. Consolidation in the cable and satellite distribution industry and other factors may adversely affect the Company’s ability to obtain and maintain contractual terms for the distribution of its various cable and satellite programming services that are as favorable as those currently in place. If this were to occur, revenues from Cable Networks could increase at slower rates than in the past or could be stable or decline. Certain of the Company’s existing contracts with cable and satellite operators as well as contracts in negotiation include annual programming commitments. In these cases, revenue subject to the commitment is deferred until the annual commitments are satisfied which generally results in revenue shifting from the first half of the year to the second half. During the quarter, the Company deferred $111 million of revenue subject to these commitments. We expect to satisfy the programming commitments and recognize the deferred revenue in the second half of fiscal 2005 with the majority of the revenues deferred for the year to be recognized in the fourth quarter.

     Increased Broadcasting revenues were driven by an increase of $16 million at the ABC Television Network and $12 million at Radio Stations. The increase in the ABC Television Network revenues was primarily due to an increase in primetime advertising revenue due to higher primetime rates and ratings partially offset by more college

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)

football broadcasts in the prior-year quarter. The increase at the Radio Stations was primarily due to higher advertising revenues due to increased market share in major markets.

Costs and Expenses

     Costs and expenses, which consist primarily of programming rights costs, production costs, distribution and selling expenses and labor costs, increased 7%, or $141 million, to $2.3 billion. The increase was due primarily to higher programming and production costs at the cable operations driven mainly by higher sports programming costs, partially offset by lower programming and production costs at the broadcast operations.

     The Company has various contractual commitments for the purchase of television rights for sports and other programming, including the NBA, NFL, MLB, and various college football conference and bowl games. The costs of these contracts have increased significantly in recent years. We enter into these contractual commitments with the expectation that, over the life of the contracts, revenue from advertising during the programming and affiliate fees will exceed the costs of the programming. While contract costs may initially exceed incremental revenues and negatively impact operating income, it is our expectation that the combined value to our networks from all of these contracts will result in long-term benefits. The actual impact of these contracts on the Company’s results over the term of the contracts is dependent upon a number of factors, including the strength of advertising markets, effectiveness of marketing efforts and the size of viewer audiences.

     In April 2005, the Company entered into a new agreement with the NFL for the right to broadcast NFL Monday Night football games on ESPN. The contract provides for total payments of approximately $8.87 billion over an eight-year period, commencing with the 2006-2007 season. The payment terms of the new contract provide for average increases in the annual payments of approximately 4% per year. We expect that our expense recognition of the costs of the new contract will reflect this payment schedule.

Segment Operating Income

     Segment operating income increased 3%, or $21 million, to $725 million for the quarter due to an increase of $26 million at Broadcasting, partially offset by a decrease of $5 million at the Cable Networks. The increase at Broadcasting was driven by improvements at the ABC TV Network due to higher advertising revenues and lower programming costs, partially offset by higher advertising and promotion expenses. The decrease in cable operating income was due primarily to the $111 million revenue deferral at ESPN, higher programming costs and the absence of the benefit from a bankruptcy settlement with a cable operator in the prior-year quarter, partially offset by higher affiliate and advertising revenues.

MovieBeam

     The Company launched MovieBeam, an on-demand electronic movie rental service in three domestic cities in October 2003. For the last several months, the Company has been evaluating its go-forward business model and negotiating with strategic and financial investors. The Company recently suspended service in its three test markets. Based on the progress of the negotiations and certain long term technology changes affecting the technology that is used by the MovieBeam venture, the Company updated its valuation of its investment in the company that provides this technology and concluded that there was a partial impairment and consequently recorded a $32 million investment write-down. The write-down is recorded in interest and investment income (loss). As of April 2, 2005, the Company’s remaining recorded investment related to the MovieBeam venture totaled $33 million. The Company has executed licensing arrangements under which it would pay an additional $45 million over the next three years if the Company continues to pursue this business over that time frame. At this time, the Company continues to pursue strategic and financial investors. However, if these efforts are unsuccessful, the remaining $33 million investment will be fully written off.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)

Parks and Resorts

Revenues

     Revenues at Parks and Resorts increased 26%, or $427 million, to $2.1 billion. The increase was driven by increases of $303 million from the consolidation of Euro Disney and Hong Kong Disneyland (almost entirely Euro Disney) and $123 million from the Walt Disney World Resort.

     At the Walt Disney World Resort, increased revenues were primarily driven by higher guest spending and increased occupied room nights. Higher guest spending at the theme parks reflected ticket price increases and fewer promotional offers driven by increased product demand reflecting the ongoing recovery in travel and tourism and the popularity of Disney as a travel destination. Increased occupancy was partially driven by the reopening of approximately one thousand rooms in the French Quarter portion of the Port Orleans hotel late in the second quarter of the prior year.

     Across our domestic theme parks, attendance increased 3% and per capita guest spending increased 11% compared to the prior-year quarter. Attendance at the Walt Disney World Resort increased 5% while per capita guest spending increased 10%. Attendance at the Disneyland Resort decreased 3% while per capita guest spending increased 12%. Operating statistics for our hotel properties are as follows:

	East Coast Resorts		West Coast Resorts		Total Domestic Resorts
	Quarter Ended		Quarter Ended		Quarter Ended
	April 2,	March 31,	April 2,	March 31,	April 2,	March 31,
	2005	2004	2005	2004	2005	2004
Occupancy	84%	77%	80%	81%	83%	77%
Available Room Nights (in thousands)	2,188	2,175	202	204	2,390	2,379
Per Room Guest Spending	$207	$209	$261	$245	$211	$212

     Per room guest spending consists of the average daily hotel room rate as well as guest spending on food, beverages, and merchandise at the hotels.

Costs and Expenses

     Costs and expenses, which consist principally of labor, costs of merchandise, food and beverages sold, depreciation, repairs and maintenance, entertainment, marketing and sales and information technology expense, increased 28%, or $422 million compared to the prior-year quarter. The increase in costs and expenses was primarily due to the consolidation of Euro Disney and, to a lesser extent, Hong Kong Disneyland. In total, the consolidation of these businesses increased costs and expenses by $347 million. The remaining increase was due to higher volume-related expenses, fixed charges, and increased information technology expenses at Walt Disney World.

     Hong Kong Disneyland is scheduled to open in September 2005 and has incurred pre-opening costs and other expenses of $13 million and $24 million during the current quarter and six months period, respectively. We expect to incur additional pre-opening costs during the remainder of fiscal 2005 which will be charged to expense as incurred.

Segment Operating Income

     Segment operating income increased 3%, to $193 million primarily due to growth at Walt Disney World partially offset by decreases due to the consolidation of Euro Disney and, to a lesser extent, Hong Kong Disneyland.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)

Studio Entertainment

Revenues

     Revenues increased 5%, or $98 million, to $2.3 billion, primarily driven by an increase of $184 million in domestic home entertainment, partially offset by decreases of $82 million in international theatrical motion picture distribution and $48 million in international home entertainment. Revenues for domestic theatrical motion picture distribution were comparable quarter over quarter.

     Higher domestic home entertainment revenues reflected higher DVD unit sales of current quarter titles, which included Disney/Pixar’s The Incredibles, Ladder 49 and Bambi as compared to the prior-year quarter, which included The Lion King 1 1/2, Brother Bear and Spy Kids 3: Game Over. Lower international theatrical motion picture distribution revenues reflected the performance of current quarter titles, which included The Incredibles and National Treasure as compared to Disney/Pixar’s Finding Nemo, Brother Bear and Haunted Mansion in the prior-year quarter. In international home entertainment, revenues from current quarter releases, which included The Incredibles and Bambi, were lower than the prior-year quarter titles, which included Finding Nemo, Pirates of the Caribbean, and The Lion King 1 1/2.

Costs and Expenses

     Costs and expenses, which consist primarily of production cost amortization, distribution and selling expenses, product costs and participation costs, remained comparable at $2.0 billion. Lower costs in worldwide theatrical motion picture distribution were offset by higher costs in domestic home entertainment and other distribution channels. Lower costs in worldwide theatrical motion picture distribution reflected lower distribution costs and production write-offs. The prior year included higher profile films that had more extensive marketing campaigns to launch the films. Higher costs in domestic home entertainment reflected higher participation costs and higher distribution costs related to the release of The Incredibles during the quarter. Pixar receives an equal share of profits (after distribution fees) as co-producer of The Incredibles.

Segment Operating Income

     Segment operating income increased 65%, or $100 million, to $253 million, primarily driven by higher DVD unit sales in domestic home entertainment, lower writeoffs and increases in worldwide theatrical motion picture distribution. These increases were partially offset by a decline in international home entertainment.

Miramax

     In March 2005, the Company entered into agreements with Miramax co-chairmen, Bob and Harvey Weinstein, and their new production company. Pursuant to those agreements, the Company, among other things, substantially resolved all economic issues relating to the Weinsteins’ existing employment agreements; terminated the Weinsteins’ existing employment agreements and entered into new employment agreements with them through September 30, 2005; sold interests in certain films in various stages of production to the Weinsteins’ new company and provided it with the opportunity to acquire certain development projects, as well as sequel rights to certain library product. The Company will retain certain co-financing, distribution and participation rights in several of these properties. The Company will also retain the Miramax and Dimension film libraries and the name “Miramax Films,” while the Weinsteins will take the Dimension name into their new company. No material charges were recorded as a result of the execution of the agreements. The Company intends to evaluate projects currently in progress and other aspects of Miramax’s business plan when new management of Miramax is put in place this summer. Although the Company does not currently anticipate that it will incur material charges in connection with this evaluation, it is unable to determine the amount of any potential charges until the evaluation is completed.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)

Consumer Products

Revenues

     Revenues for the quarter decreased 9%, or $47 million, to $465 million, reflecting a decrease of $100 million at the Disney Stores, driven by the sale of the Disney Store North America chain in November 2004, partially offset by an increase in merchandise licensing of $50 million. The increase in licensing revenue was primarily due to the recognition of contractual minimum guarantee revenues of $34 million.

Costs and Expenses

     Costs and expenses decreased 19%, or $83 million, to $354 million. The decrease was primarily due to the sale of the Disney Stores North America chain.

Segment Operating Income

     Segment operating income increased 48%, or $36 million, to $111 million, driven by the recognition of contractual minimum guarantee revenue and the absence of the loss in the prior year from the Disney Store North America chain.

The Disney Store

     Effective November 21, 2004, the Company sold substantially all of the Disney Stores chain in North America under a long-term licensing arrangement, to a wholly-owned subsidiary of The Children’s Place (TCP). Pursuant to the terms of sale, the Disney Stores North America retained its lease obligations related to the stores transferred to the buyer and became a wholly owned subsidiary of TCP. TCP will pay the Company a royalty on substantially all of the physical retail store sales beginning on the second anniversary of the closing date of the sale. The Company received $100 million for the working capital transferred to the buyer at the closing of the transaction.

     During the six months ended April 2, 2005, the Company recorded a loss on the working capital that was transferred to the buyer and additional restructuring and impairment charges totaling $24 million, related to the sale of the Disney Stores North America, of which $7 million was recorded in the second quarter. The restructuring and impairment charges were primarily for employee retention and severance and lease termination costs.

     The Company is currently considering options with respect to the Disney Stores in Europe, including a potential sale. The carrying value of the fixed and other long-term assets of the chain in Europe totaled $45 million at April 2, 2005. Depending on the terms of a sale, an impairment of these assets is possible. The remaining undiscounted base lease obligations for the chain in Europe totaled $202 million at April 2, 2005.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)

     The following table provides supplemental revenue and operating income detail for the Disney Stores. Amounts for North America reflect operations through November 20, 2004 (the day prior to the effective date of the sale of these stores).

	Quarter Ended			Six Months Ended
	April 2,	March 31,		April 2,	March 31,
(in millions)	2005	2004	% Change	2005	2004	% Change
Revenues:
North America	$2	$102	(98)%	$82	$358	(77)%
Europe	69	69	nm	197	189	4%
Other	5	5	nm	10	12	(17)%

	$76	176	(57)%	$289	$559	(48)%

Operating income (loss):
North America	$(2)	$(21)	90%	$(1)	$9	nm
Europe	(8)	(5)	(60)%	15	20	(25)%
Other	3	3	nm	6	6	nm

	$(7)	$(23)	70%	$20	$35	(43)%

Business Segment Results – Six Month Results

Media Networks

Revenues

     Media Networks revenues increased 9%, or $509 million, to $6.5 billion, reflecting a 12% increase, or $361 million at the Cable Networks, and an increase of 5%, or $148 million at Broadcasting.

     Increased Cable Networks revenues were driven by increases of $254 million in revenues from cable and satellite operators and $141 million in advertising revenues. Revenues from cable and satellite operators are largely derived from fees charged on a per subscriber basis, and the increase in the current period primarily reflected contractual rate adjustments, and to a lesser extent, subscriber growth at ESPN and the Disney Channels, partially offset by the programming commitment revenue deferral at ESPN. Increased advertising revenue was primarily due to improvements at ESPN and ABC Family.

     During the six month period, the Company deferred $127 million of revenue subject to sports programming commitments at ESPN. We expect to satisfy the programming commitments and recognize the deferred revenue in the second half of fiscal 2005 with the majority of the revenues deferred for the year to be recognized in the fourth quarter.

     Increased Broadcasting revenues were driven by an increase of $73 million at the ABC Television Network and $52 million at Television Production and Distribution. The increase in the ABC Television Network revenues was driven by an increase in primetime advertising revenue due to higher primetime rates and ratings. The increase in television production and distribution was due to higher license fee revenues relating to Desperate Housewives and Lost from international markets.

Costs and Expenses

     Costs and expenses increased 7%, or $365 million, to $5.3 billion. The increase was due to higher programming and production, advertising and promotion and other administrative costs at both the Cable Networks and Broadcasting operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)

Segment Operating Income

     Segment operating income increased 14%, or $144 million, to $1.2 billion due to increases of $126 million at the Cable Networks and $18 million at Broadcasting. The increase in Cable operating income was driven by higher affiliate and advertising revenue partially offset by higher costs and the programming commitment revenue deferral. Additionally, the prior-year period benefited from a bankruptcy settlement with a cable operator in Latin America. The increase at Broadcasting was primarily due to higher advertising revenues, offset by cost increases.

Parks and Resorts

Revenues

     Revenues at Parks and Resorts increased 28%, or $914 million, to $4.2 billion. The increase was driven by increases of $672 million from the consolidation of Euro Disney and Hong Kong Disneyland (almost entirely Euro Disney), $221 million from the Walt Disney World Resort and $50 million from the Disneyland Resort.

     At the Walt Disney World Resort, increased revenues were primarily driven by higher guest spending and occupied room nights as well as increased attendance. Higher guest spending at the theme parks reflected ticket price increases and fewer promotional offers due to increased product demand reflecting the ongoing recovery in travel and tourism and the popularity of Disney as a travel destination. Increased hotel occupancy and theme park attendance were driven by increased domestic, international, and resident guest visitation, reflecting the ongoing recovery in travel and tourism.

     At the Disneyland Resort, increased revenues were driven by higher guest spending at the theme parks and hotel properties.

     Across our domestic theme parks, attendance increased 3% and per capita guest spending increased 7%. Attendance at the Walt Disney World Resort increased 5% while per capita guest spending increased 4%. Attendance at the Disneyland Resort decreased 3% while per capita guest spending increased 12%. Operating statistics for our hotel properties are as follows:

	East Coast Resorts		West Coast Resorts		Total Domestic Resorts
	Six Months Ended		Six Months Ended		Six Months Ended
	April 2,	March 31,	April 2,	March 31,	April 2,	March 31,
	2005	2004	2005	2004	2005	2004
Occupancy	83%	78%	85%	84%	83%	78%
Available Room Nights (in thousands)	4,367	4,119	404	408	4,771	4,527
Per Room Guest Spending	$201	$202	$257	$242	$206	$206

     The increase in available room nights reflected the opening of Disney’s Pop Century Resort at Walt Disney World late in the first quarter of fiscal 2004. Per room guest spending consists of the average daily hotel room rate as well as guest spending on food, beverages, and merchandise at the hotels.

Costs and Expenses

     Costs and expenses increased 31%, or $883 million, compared to the prior-year period. The increase in costs and expenses was primarily due to the consolidation of Euro Disney and, to a lesser extent, Hong Kong Disneyland. In total, the consolidation of these businesses increased costs and expenses by $722 million. The remaining increase was due to higher volume-related expenses and fixed charges at Walt Disney World and Disneyland and increased information technology expenses at Walt Disney World.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)

Segment Operating Income

     Segment operating income increased 7%, or $31 million, to $451 million due to growth at Walt Disney World and Disneyland. These increases were partially offset by a decrease due to the consolidation of Euro Disney and Hong Kong Disneyland.

Studio Entertainment

Revenues

     Revenues decreased 10%, or $504 million, to $4.6 billion, due to decreases of $688 million in worldwide home entertainment and $151 million in international theatrical motion picture distribution, partially offset by increases of $164 million in television distribution and $106 million in domestic theatrical motion picture distribution.

     Lower worldwide home entertainment revenues reflected lower overall DVD unit sales of current period titles, which included The Incredibles, King Arthur and Princess Diaries 2: Royal Engagement as compared to the strong performances of Finding Nemo, Pirates of the Caribbean and The Lion King Platinum Release in the prior-year period. Despite the strong performances of current period titles, which included The Incredibles and National Treasure, international theatrical motion picture distribution revenues were lower compared to the stronger performances of prior-year period titles, which included Finding Nemo, Brother Bear and Pirates of the Caribbean. Higher television distribution revenues were driven by higher pay television sales due to better performing titles. Higher revenues in domestic theatrical motion picture distribution were primarily driven by the strong performance of current period titles, which included The Incredibles and National Treasure.

Costs and Expenses

     Costs and expenses decreased 11%, or $479 million. Lower costs and expenses reflected decreases in domestic home entertainment and worldwide theatrical motion picture distribution, partially offset by an increase in television distribution. Lower costs in domestic home entertainment reflected higher distribution costs in the prior year for the releases of Finding Nemo, Pirates of the Caribbean and The Lion King Platinum Release compared to The Incredibles in the current-year period. Additionally, participation costs were higher in the prior-year period driven by Finding Nemo and Pirates of the Caribbean compared to The Incredibles in the current period. Pixar receives an equal share of profits (after distribution fees) as co-producer of Finding Nemo and The Incredibles. Lower costs in worldwide theatrical motion picture distribution reflected lower distribution costs and production write-offs. The prior year included higher profile films that had more extensive marketing campaigns to launch the films. Higher costs and expenses in television distribution reflected higher production cost amortization due to higher worldwide pay television sales in the current period.

Segment Operating Income

     Segment operating income decreased 4%, or $25 million, to $586 million, due to declines in worldwide home entertainment and international theatrical motion picture distribution, partially offset by increases in domestic theatrical motion picture distribution and television distribution.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)

Consumer Products

Revenues

     Revenues decreased 12%, or $162 million, to $1.2 billion, due to a decrease of $270 million at the Disney Stores, driven by the sale of the Disney Stores North America chain in November 2004, partially offset by increases in merchandise licensing and Buena Vista Games of $73 million and $37 million, respectively.

     The increase in merchandise licensing reflected higher revenues in all categories, in particular, toy revenues which increased largely due to the recognition of contractual minimum guarantee revenues. Growth in other categories was driven by home and infant furnishings and fast moving consumer goods. The increases at Buena Vista Games reflected the recognition of contractual minimum guarantee revenue, sales of The Incredibles on several platforms and Game Boy Advance sales of Lizzie McGuire 2, Raven, and Lilo and Stitch 2 titles.

Costs and Expenses

     Costs and expenses decreased 18%, or $192 million, to $848 million. The decrease was primarily due to the sale of the Disney Stores North America chain.

Segment Operating Income

     Segment operating income increased 10%, or $30 million, to $342 million, driven by increased revenues at merchandise licensing and Buena Vista Games, partially offset by the sale of the Disney Store North America chain prior to the current year’s holiday season, which was profitable in the prior-year period.

CORPORATE AND OTHER NON-SEGMENT ITEMS

Corporate and Unallocated Shared Expenses

     Corporate and unallocated shared expenses are presented below:

	Quarter Ended			Six Months Ended
	April 2,	March 31,		April 2,	March 31,
(in millions)	2005	2004	% Change	2005	2004	% Change
Corporate and unallocated shared expenses	$(105)	$(82)	(28)%	$(218)	$(185)	(18)%

     The increase in corporate and unallocated shared expenses for the quarter and six months primarily reflected reductions in litigation reserves in the prior year as a result of favorable developments in a legal matter. Additionally, the current year periods reflected higher restricted stock expense due to a shift in the Company’s long-term incentive compensation plan to increase the proportion of restricted stock units and reduce the proportion of stock options used in the long-term incentive awards. This increase was offset by other cost reductions.

Net Interest Expense

     Net interest expense is presented below:

	Quarter Ended		Six Months Ended
	April 2,	March 31,	April 2,	March 31,
(in millions)	2005	2004	2005	2004
Interest expense	$(141)	$(140)	$(303)	$(288)
Interest and investment income (loss)	(10)	(7)	12	(7)
Euro Disney gain on restructuring	61	—	61	—

Net interest expense	$(90)	$(147)	$(230)	$(295)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)

     Interest expense was essentially flat for the quarter and up $15 million for six months as the benefit from lower average debt balances was offset by increases of $15 million and $36 million for the quarter and six months ended April 2, 2005, respectively, due to the consolidation of Euro Disney and Hong Kong Disneyland. Net interest expense was also impacted by a $61 million gain (primarily non-cash) that was recognized as a result of the restructuring of Euro Disney’s borrowings (see Note 8 to the Condensed Consolidated Financial Statements).

     Interest and investment income (loss) for the quarter and six months ended April 2, 2005 includes a $32 million write-down of our investment in a company that licenses technology to our MovieBeam venture, while the prior-year quarter and six months included a $13 million write-down of another investment.

Equity in the Income of Investees

	Quarter Ended		Six Months Ended
	April 2,	March 31,	April 2,	March 31,
(in millions)	2005	2004	2005	2004
Equity in the income of investees	$113	$77	$238	$174

     The increase in equity in the income of investees for the quarter and six months ended April 2, 2005, was primarily due to the absence of equity losses from Euro Disney. Euro Disney was accounted for under the equity method in the prior-year and is consolidated in the current-year.

Effective Income Tax Rate

	Quarter Ended			Six Months Ended
	April 2,	March 31,	ppt	April 2,	March 31,	ppt
	2005	2004	Change	2005	2004	Change
Effective Income Tax Rate	36.8%	37.1%	(0.30)	35.6%	36.9%	(1.30)

     The decrease in the effective income tax rate from 36.9% to 35.6% for the six months was primarily due to the favorable resolution of an income tax matter in the first quarter of the current year which resulted in a $24 million tax reserve release and a 1.1% reduction in the effective rate.

     The tax provision for the current quarter reflects an estimated tax benefit of $19 million from an exclusion provided under U.S. income tax laws with respect to certain extraterritorial income attributable to foreign trading gross receipts (FTGRs). This exclusion was repealed as part of the American Jobs Creation Act of 2004 (the Act), which was enacted on October 22, 2004. The Act provides for a phase-out such that the exclusion for the Company’s otherwise qualifying FTGRs generated in fiscal 2005, 2006 and 2007 will be limited to approximately 85%, 65% and 15%, respectively. No exclusion will be available in fiscal years 2008 and thereafter.

     The Act also made a number of other changes to the U.S. income tax laws which will affect the Company in future years, the most significant of which is a new deduction for qualifying domestic production activities. The Internal Revenue Service and U.S. Treasury Department are expected to issue further guidance regarding the application of this new law by the end of the current fiscal year. We are evaluating and will quantify the impact of the Act following the issuance of the additional guidance.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)

STOCK OPTION ACCOUNTING

     The following table reflects pro forma net income and earnings per share had the Company elected to record stock option expense based on the fair value methodology:

	Quarter Ended		Six Months Ended
	April 2,	March 31,	April 2,	March 31,
(in millions, except per share data)	2005	2004	2005	2004
Net income:
As reported	$698	$537	$1,421	$1,225
Less stock option expense	(65)	(102)	(123)	(193)
Tax effect	24	38	45	72

Pro forma after stock option expense	$657	$473	$1,343	$1,104

Diluted earnings per share:
As reported	$0.33	$0.26	$0.68	$0.59
Pro forma after stock option expense	$0.31	$0.23	$0.64	$0.53

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

     Fully diluted shares outstanding and diluted earnings per share include the effect of in-the-money stock options calculated based on the average share price for the period and assumes conversion of the convertible senior notes. The dilution from employee options increases as the Company’s share price increases, as shown below:

Average	Total		Percentage of	Hypothetical
Disney	In-the-Money	Incremental	Average Shares	Q2 2005
Share Price	Options	Diluted Shares (1)	Outstanding	EPS Impact (3)

$28.43	162 million	— (2)	—	$0.000

30.00	168 million	5 million	0.24%	(0.001)
40.00	227 million	33 million	1.56%	(0.005)
50.00	235 million	52 million	2.46%	(0.008)

(1)	Represents the incremental impact on fully diluted shares outstanding assuming the average share prices indicated, using the treasury stock method. Under the treasury stock method, the tax effected proceeds that would be received from the exercise of all in-the-money options are assumed to be used to repurchase shares.

(2)	Fully diluted shares outstanding for the quarter ended April 2, 2005 total 2,114 million and include the dilutive impact of in-the-money options at the average share price for the period of $28.43 and assumes conversion of the convertible senior notes. At the average share price of $28.43, the dilutive impact of in-the-money options was 25 million shares for the quarter.

(3)	Based upon Q2 2005 earnings of $698 million, or $0.33 per share.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)

FINANCIAL CONDITION

     For the six months ended April 2, 2005, cash and cash equivalents decreased by $101 million as detailed below.

	Six Months Ended
	April 2,	March 31,
(in millions)	2005	2004	Change
Cash provided by operations	$1,149	$2,504	$(1,355)
Cash used by investing activities	(689)	(429)	(260)
Cash used by financing activities	(561)	(784)	223

(Decrease) Increase in cash and cash equivalents	$(101)	$1,291	$(1,392)

Operating Activities

     Cash provided by operations decreased $1.4 billion to $1.1 billion, driven by increased receivables primarily due to the second quarter home video release of The Incredibles and the timing of payments related to accounts payable, accrued expenses, income taxes and minority partner dividends.

Investing Activities

     During the six months ended April 2, 2005, the Company invested $773 million in parks, resorts and other properties. Investments in parks, resorts and other properties by segment are as follows:

	Six Months Ended
	April 2,	March 31,
(in millions)	2005	2004
Media Networks	$75	$75
Parks and Resorts
Domestic	333	301
International (1)	314	—
Studio Entertainment	15	16
Consumer Products	3	6
Corporate and unallocated shared	33	70

	$773	$468

(1)	Represents 100% of Euro Disney and Hong Kong Disneyland’s capital expenditures for the current six month period. The Company began consolidating the results of operations and cash flows of these two entities beginning April 1, 2004.

     Capital expenditures for the Parks and Resorts segment are principally for theme park and resort expansion, new rides and attractions and recurring capital and capital improvements. The international park spending in 2005 primarily reflects Hong Kong Disneyland’s construction costs. Our equity partner funded $60 million of Hong Kong Disneyland’s cash requirement which is included as a source of cash in financing activities.

Other Investing Activities

     In connection with the sale of the Disney Stores in North America, the Company received $100 million for the working capital transferred to the buyer.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)

Financing Activities

     During the six months ended April 2, 2005, the Company’s borrowing activity was as follows:

	September 30,			Other	April 2,
(in millions)	2004	Additions	Payments	activity	2005
Commercial paper borrowings	$100	1,359	$—	$(4)	1,455
U.S. medium-term notes	6,624	—	(750)	—	5,874
Convertible senior notes	1,323	—	—	—	1,323
Other U.S. dollar denominated debt	305	—	—	—	305
Privately placed debt	254	—	(47)	—	207
European medium-term notes	1,099	—	(832)	—	267
Preferred Stock	373	—	—	(5)	368
Capital Cities/ABC and ABC Family debt	189	—	—	(2)	187
Other(1)	455	—	(1)	(120)	334
Euro Disney borrowings(2)	2,221	—	(13)	(36)	2,172
Hong Kong Disneyland borrowings(3)	545	141	—	9	695

Total	$13,488	$1,500	$(1,643)	$(158)	$13,187

(1)	The $120 million included in other activity is primarily due to interest rate hedging activity.

(2)	Other activity includes the $130 million paydown of Euro Disney senior debt using cash security deposits. This decrease was partially offset by an increase of $107 million due to foreign currency translation as a result of the appreciation of the Euro against the U.S. dollar.

(3)	The additional borrowings were primarily used to fund construction costs.

     The Company’s bank facilities are presented below:

	Committed	Capacity	Unused
(in millions)	Capacity	Used	Capacity
Bank facilities expiring 2009(1)	$2,250	$208	$2,042
Bank facilities expiring 2010(1)(2)	2,250	—	2,250

Total	$4,500	$208	$4,292

(1)	These bank facilities allow for borrowings at LIBOR-based rates plus a spread, which depends on the Company’s public debt rating and can range from 0.175% to 0.575%. As of April 2, 2005, the Company had not borrowed under these bank facilities. The Company also has the ability to issue up to $500 million of letters of credit under the facility expiring in 2009, which if utilized, reduces available borrowing. As of April 2, 2005, $208 million of letters of credit had been issued under this facility.

(2)	The previously existing 364-day facility matured and was replaced with this five-year facility on February 23, 2005. The new facility was issued with substantially similar terms as the five-year facility expiring in 2009.

     The Company expects to use commercial paper borrowings up to the amount of its above unused bank facilities, in conjunction with term debt issuance and operating cash flow, to retire or refinance other borrowings before or as they come due.

     On January 18, 2005, the Company filed a universal shelf registration statement which allows the Company to borrow up to $5 billion and replaces the remaining capacity under a previously-filed $7.5 billion shelf registration. The terms of the $5 billion shelf registration are substantially similar to those of the $7.5 billion shelf. The Company subsequently established a domestic medium-term note program under this shelf, which permits issuance of $5 billion of additional debt instruments, of which none have been issued at April 2, 2005. The Company also has a Euro medium-term note program, which permits issuance of approximately $4 billion of additional debt instruments, of which $0.3 billion has been utilized at April 2, 2005.

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

     During the six month period, the Company repurchased 15.5 million shares of Disney common stock for approximately $444 million, of which 15.1 million shares for approximately $433 million were repurchased in the second quarter. As of April 2, 2005, the Company had authorization in place to repurchase approximately 300 million additional shares.

     We believe that the Company’s financial condition is strong and that its cash balances, other liquid assets, operating cash flows, access to debt and equity capital markets and borrowing capacity, taken together, provide adequate resources to fund ongoing operating requirements and future capital expenditures related to the expansion of existing businesses and development of new projects. However, the Company’s operating cash flow and access to the capital markets can be impacted by macroeconomic factors outside of its control. In addition to macroeconomic factors, the Company’s borrowing costs can be impacted by short and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on the Company’s performance as measured by certain credit metrics such as interest coverage and leverage ratios. As of April 2, 2005, Moody’s Investors Service’s long and short-term debt ratings for the Company were Baal and P-2, respectively; and Standard & Poor’s long and short-term debt ratings for the Company were BBB+ and A-2, respectively, with stable outlook. On March 8, 2005, Moody’s upgraded the Company’s long-term rating outlook to positive and kept its short-term rating stable. The Company’s bank facilities contain only one financial covenant, relating to interest coverage, which the Company met on April 2, 2005, by a significant margin. The Company’s bank facilities also specifically exclude certain entities, including Euro Disney and Hong Kong Disneyland, from any representations, covenants or events of default.

COMMITMENTS AND CONTINGENCIES

Legal and Tax Matters

     As disclosed in the Notes 14 and 15 to the Condensed Consolidated Financial Statements the Company has exposure for certain legal and tax matters.

Aircraft leveraged lease investment

     As disclosed in Note 5 to the Condensed Consolidated Financial Statements, the Company’s $155 million aircraft leveraged lease investments are exposed to the credit risk of the carriers. As discussed in Note 5, we are closely monitoring Delta Air Lines Inc.’s (Delta) financial restructuring progress as $101 million of our lease investment is with Delta. Although Delta remains current on their lease payments to us, the inability of Delta to make their lease payments, or the termination of our lease through a bankruptcy proceeding, could result in the write-down of our investment and the acceleration of certain income tax payments.

Contractual commitments and guarantees

     See Note 14 to the Condensed Consolidated Financial Statements for information regarding the Company’s contractual guarantees.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)

OTHER MATTERS

Accounting Policies and Estimates

     We believe that the application of the following accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management. For a summary of our significant accounting policies, including the accounting policies discussed below, see Note 2 of the Consolidated Financial Statements in the 2004 Annual Report.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)

Pension and Postretirement Benefit Plan Actuarial Assumptions

     The Company’s pension benefit and postretirement medical benefit obligations and related costs are calculated using actuarial concepts, within the framework of Statement of Financial Accounting Standards No. 87 Employer’s Accounting for Pensions and Statement of Financial Accounting Standards No. 106, Employer’s Accounting for Postretirement Benefits Other than Pensions, respectively. Two critical assumptions, the discount rate and the expected return on plan assets, are important elements of expense and/or liability measurement. We evaluate these critical assumptions annually. Refer to the 2004 Annual Report for estimated impacts of changes in these assumptions. Other assumptions include the healthcare cost trend rate and employee demographic factors such as retirement patterns, mortality, turnover and rate of compensation increases.

     The discount rate enables us to state expected future cash payments for benefits as a present value on the measurement date. The guideline for setting this rate is a high-quality long-term corporate bond rate. A lower discount rate increases the present value of benefit obligations and increases pension expense.

     To determine the expected long-term rate of return on the plan assets, we consider the current and expected asset allocation, as well as historical and expected returns on each plan asset class. A lower expected rate of return on pension plan assets will increase pension expense.

Goodwill, Intangible Assets, Long-lived Assets and Investments

     Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142) requires that goodwill and other intangible assets be tested for impairment at least on an annual basis. We completed our impairment testing as of September 30, 2004 and determined that there were no impairment losses related to goodwill and other intangible assets. In assessing the recoverability of goodwill and other intangible assets, market values and projections regarding estimated future cash flows and other factors are used to determine the fair value of the respective assets. If these estimates or related projections change in the future, we may be required to record impairment charges for these assets.

     SFAS 142 requires the Company to compare the fair value of each reporting unit to its carrying amount on an annual basis to determine if there is potential goodwill impairment. If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value. For purposes of performing the impairment test for goodwill as required by SFAS 142 we established the following reporting units: Cable Networks, Television Broadcasting, Radio, Studio Entertainment, Consumer Products and Parks and Resorts.

     To determine the fair value of our reporting units, we generally use a present value technique (discounted cash flow) corroborated by market multiples when available and as appropriate, except for the Television Network, a business within the Television Broadcasting reporting unit. The Television Broadcasting reporting unit includes the Television Network and the owned and operated television stations. These businesses have been grouped together because their respective cash flows are dependent on one another. For purposes of our impairment test, we used a revenue multiple to value the Television Network. We did not use a present value technique or a market multiple approach to value the Television Network as a present value technique would not capture the full fair value of the Television Network and there is little comparable market data available due to the scarcity of television networks. We applied what we believe to be the most appropriate valuation methodology for each of the reporting units. If we had established different reporting units or utilized different valuation methodologies, the impairment test results could differ.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)

     The Company has cost and equity investments. The fair value of these investments is dependent on the performance of the investee companies, as well as volatility inherent in the external markets for these investments. In assessing potential impairment for these investments, we consider these factors as well as forecasted financial performance of our investees. If these forecasts are not met, impairment charges may be required.

Contingencies and Litigation

     We are currently involved in certain legal proceedings and, as required, have accrued estimates of the probable and estimable losses for the resolution of these claims. These estimates have been developed in consultation with outside counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings. See Note 14 to the Condensed Consolidated Financial Statements for more detailed information on litigation exposure.

Income Tax Audits

     As a matter of course, the Company is regularly audited by federal, state and foreign tax authorities. From time to time, these audits result in proposed assessments. Among current audits, the Internal Revenue Service (IRS) is currently examining the Company’s federal income tax returns for 1996 through 2000. In connection with this examination, the IRS is evaluating certain of the Company’s tax positions for the years under examination. The Company believes that its tax positions comply with applicable tax law and that it has adequately provided for any reasonably foreseeable outcome of these matters. Accordingly, the Company does not anticipate any material earnings impact from their ultimate resolution. During the first quarter of fiscal 2005, there was a favorable resolution of an income tax matter that resulted in a $24 million tax reserve release.

Accounting Changes

EITF D-108

     On September 30, 2004, EITF Topic No. D-108 was issued. D-108 requires that a direct value method be used to value intangible assets acquired in business combinations completed after September 29, 2004. D-108 also requires the Company to perform an impairment test using a direct value method on all intangible assets that were previously valued using the residual method. This impairment test is required to be performed no later than the beginning of fiscal 2006 for the Company. Any impairments arising from the initial application of a direct value method would be reported as a cumulative effect of accounting change. For radio stations acquisitions subsequent to the acquisition of Cap Cities/ABC, Inc. in 1996, the Company has applied the residual value method to value its FCC licenses. The remaining net book value of FCC licenses that were valued under the residual method is approximately $550 million at April 2, 2005. The Company is in the process of evaluating what portion of this amount may be impaired upon the adoption of D-108.

SFAS 123R

     In December 2004, the FASB issued SFAS 123R. The statement requires companies to record stock option expense in its financial statements based on a fair value methodology beginning no later than the first fiscal quarter beginning after June 15, 2005. The SEC recently deferred the implementation date for SFAS 123R to the first fiscal year that begins after June 15, 2005 which is the first quarter of fiscal 2006 for the Company. The Company is evaluating the impact of the new standard and the method and timing of adoption. Although we have not completed our analysis, we anticipate that the expense would not exceed the amounts disclosed in Note 13 had the Company been expensing under the new rule.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)

FORWARD LOOKING STATEMENTS

     The Private Securities Litigation Reform Act of 1995 (the Act) provides a safe harbor for “forward-looking statements” made by or on behalf of the Company. We may from time to time make written or oral statements that are “forward-looking” including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to our shareholders. All forward-looking statements are made on the basis of management’s views and assumptions regarding future events and business performance as of the time the statements are made and the Company does not undertake any obligation to update its disclosure relating to forward looking matters. Actual results may differ materially from those expressed or implied. Such differences may result from actions taken by the Company, including restructuring or strategic initiatives and information technology improvements, as well as from developments beyond the Company’s control, including international, political, health concern, weather related and military developments, technological developments and changes in domestic and global economic conditions, competitive conditions and consumer preferences. Such developments may affect travel and leisure businesses generally and may, among other things, affect the performance of the Company’s theatrical and home entertainment releases, the advertising market for broadcast and cable television programming, expenses of providing medical and pension benefits, demand for our products and performance of some or all company businesses either directly or through their impact on those who distribute our products. Additional factors are set forth in the 2004 Annual Report under the heading “Factors that may affect forward-looking statements.”

PART I. FINANCIAL INFORMATION—(continued)

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

     Based on their evaluation as of April 2, 2005, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     Since our Form 10-Q filing for the quarter ended January 1, 2005, developments identified below occurred in the following legal proceedings. For information on certain other legal proceedings, see Note 14 to the Condensed Consolidated Financial Statements included in this report.

     Shamrock Holdings of California, Inc. v. Iger. On May 9, 2005, Shamrock Holdings of California, Inc., Roy Disney and Stanley Gold filed a complaint against The Walt Disney Company and Company directors Robert Iger, Michael Eisner, Judith Estrin, John Chen, Aylwin Lewis, Monica Lozano, George Mitchell and Fr. Leo O’Donovan in the Delaware Court of Chancery. The complaint alleges that the representations made by the defendants in connection with the process of selecting the Company’s next Chief Executive Officer were false and misleading, and that this led Shamrock, Disney and Gold to forego running an alternate slate of directors at the Company’s 2005 Annual Meeting. The complaint seeks an order voiding the 2005 election of directors, compelling the Company to hold another election of directors, and enjoining the defendants from changing either Eisner or Iger’s compensation or employment contracts. The plaintiffs have filed a motion seeking expedited discovery and proceedings.

     The Company, together with, in some instances, certain of its directors and officers, is a defendant or co-defendant in various other legal actions involving copyright, breach of contract and various other claims incident to the conduct of its businesses. Management does not expect the Company to suffer any material liability by reason of such actions.

PART II. OTHER INFORMATION —(continued)

Item 2. Issuer Purchases of Equity Securities

     The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended April 2, 2005:

			Total
			Number of	Maximum
			Shares	Number of
			Purchased as	Shares that
			Part of	May Yet Be
	Total		Publicly	Purchased
	Number of	Average	Announced	Under the
	Shares	Price Paid	Plans or	Plans or
Period	Purchased (1)	per Share	Programs	Programs(2)
01/02/05 - 01/29/05	455,884	$28.00	—	315 million
01/30/05 - 02/26/05	6,500,795	$29.16	6,388,200	309 million
02/27/05 - 04/02/05	8,923,437	$28.23	8,750,000	300 million

Total	15,880,116	$28.60	15,138,200	300 million

(1)	741,916 shares were purchased on the open market to provide shares to participants in the Walt Disney Investment Plan (WDIP) and Employee Stock Purchase Plan (ESPP). These purchases were not made pursuant to a publicly announced repurchase plan or program.

(2)	Under a share repurchase program most recently reaffirmed by the Company’s Board of Directors on April 21, 1998, and implemented effective June 10, 1998, the Company was authorized to repurchase up to 400 million shares of its common stock. The repurchase program does not have an expiration date.

PART II. OTHER INFORMATION — (continued)

Item 4. Submission of Matters to a Vote of Security Holders

     The following matters were submitted to a vote of security holders during the Company’s annual meeting of shareholders held on February 11, 2005.

		Votes	Authority
		Cast For	Withheld
1.	Election of Directors:
	John E. Bryson	1,702,384,660	95,224,530
	John S. Chen	1,707,796,679	89,812,511
	Michael D. Eisner	1,656,558,942	141,050,248
	Judith L. Estrin	1,688,709,180	108,900,010
	Robert A. Iger	1,700,472,404	97,136,786
	Fred H. Langhammer	1,707,463,915	90,145,275
	Aylwin B. Lewis	1,707,352,786	90,256,404
	Monica C. Lozano	1,706,862,564	90,746,626
	Robert W. Matschullat	1,692,536,482	105,072,708
	George J. Mitchell	1,674,205,933	123,403,257
	Leo J. O’Donovan, S.J.	1,689,887,483	107,721,707
	Gary L. Wilson	1,702,194,264	95,414,926

					Broker
		For	Against	Abstentions	Non-Votes
2.	Ratification of PricewaterhouseCoopers LLP as registered public accountants	1,753,860,122	22,277,530	21,472,538	—

3.	Approval of 2005 stock incentive plan	1,125,475,605	281,576,169	23,495,830	367,061,585

4.	Shareholder proposal relating to greenmail	788,814,385	610,135,985	31,596,426	367,062,392

5.	Shareholder proposal relating to China labor standards	111,595,575	1,143,078,027	175,878,157	367,057,430

PART II. OTHER INFORMATION — (continued)

Item 5. Other Information

     On May 10, 2005, Peter E. Murphy, formerly Senior Executive Vice President and Chief Strategic Officer, and the Company entered into an Employment Agreement effective as of April 17, 2005, pursuant to which Mr. Murphy will serve as senior advisor to the Chief Executive Officer of the Company with respect to long-term strategic and technological trends. A copy of the Employment Agreement is filed as exhibit 10(b) and the terms of the Employment Agreement are incorporated herein by reference.

     The Employment Agreement provides for Mr. Murphy’s employment by the Company on a full-time basis through March 31, 2006, and thereafter on a less than full-time basis through April 1, 2007, subject to Mr. Murphy’s right to voluntarily terminate employment at any time on not less than 15 days prior written notice. Mr. Murphy’s salary shall be $950,000 per annum (the same salary previously received by him in his position as Senior Executive Vice President and Chief Strategic Officer), and his salary for the period of less than fulltime employment shall be $500,000 per annum.

     Pursuant to the Employment Agreement, 125,000 currently outstanding performance-based long-term incentive units previously granted to Mr. Murphy were scheduled to vest in their entirety upon certification of fulfillment of a specified financial performance target for the performance period ending September 30, 2006, provided Mr. Murphy’s employment continued through the date of certification. This award was modified to provide that in the event of termination of Mr. Murphy’s employment prior to the certification date, the units would vest proportionately based on the actual days of employment served by Mr. Murphy since grant of the award in April 2002, subject, however, to the performance target being met.

     The Employment Agreement sets Mr. Murphy’s bonus for fiscal 2005 at $775,000. The bonus is conditioned upon fulfillment of certain performance targets based on the Company’s performance, and is subject to reduction if and to the extent that the performance requirements applicable to the bonus are not met. The Employment Agreement also provides for early vesting of up to 39,880 restricted stock units granted to Mr. Murphy in lieu of cash bonus in fiscal years prior to fiscal 2005 if Mr. Murphy’s employment terminates prior to the originally scheduled vesting date. In addition, Mr. Murphy will receive a lump-sum payment in the amount of $950,000 if he leaves on or before March 31, 2006, subject to reduction by the amount earned by him under the agreement from and after April 1, 2006, if he leaves after that date.

     The Company has the right to terminate Mr. Murphy’s employment for gross negligence, gross misconduct, willful gross neglect or malfeasance (“good cause”), in which case the Company’s obligations generally terminate and none of the foregoing adjustments are applicable. The Company may also terminate Mr. Murphy’s employment after providing him with written notice of failure to comply with reasonable written instructions and an opportunity to cure. In the event of termination at any time of Mr. Murphy’s employment for any reason other than good cause, all of the payments referred to above become payable, subject to fulfillment of the performance conditions applicable to the long-term incentive units and, in the case of the lump-sum payment, to the execution by Mr. Murphy of a mutual release of claims.

Item 6. Exhibits

     See Index of Exhibits.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WALT DISNEY COMPANY

(Registrant)

By:	/s/ THOMAS O. STAGGS

(Thomas O. Staggs, Senior Executive Vice President and Chief Financial Officer)

May 11, 2005
Burbank, California

INDEX OF EXHIBITS

Document Incorporated by Reference
Number and Description of Exhibit		from a Previous Filing or Filed
(Numbers Coincide with Item 601 of Regulation S-K)		Herewith, as Indicated below

4(a)	Five Year Credit Agreement dated as of February 23, 2005	Incorporated herein by reference to Report on Form 8-K filed February 25, 2005

4(b)	Letter Amendment dated as of February 23, 2005 to Five Year Credit Agreement dated as of February 25, 2004	Incorporated herein by reference to Report on Form 8-K filed February 25, 2005

10(a)	2005 Incentive Plan	Incorporated herein by reference to Annex II of the Registrant’s Proxy Statement dated January 6, 2005

10(b)	Employment Agreement, dated as of April 17, 2005 between the Company and Peter E. Murphy	Filed Herewith

31(a)	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

31(b)	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32(a)	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished

32(b)	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished

* A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.