Form 10-Q
period 2005-07-02
WALT DISNEY CO/
filed 2005-08-10
CIK 1001039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended July 2, 2005	Commission File Number 1-11605

Incorporated in Delaware	I.R.S. Employer Identification
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
     YES    ☑       NO
     There were 2,010,139,928 shares of common stock outstanding as of August 2, 2005.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited; in millions, except per share data)

	Quarter Ended		Nine Months Ended
	July 2,	June 30,	July 2,	June 30,
	2005	2004	2005	2004
Revenues	$7,715	$7,471	$24,210	$23,209

Costs and expenses	(6,369)	(6,375)	(20,516)	(19,912)

Gain on sale of businesses and restructuring and impairment charges	24	(56)	—	(59)

Net interest expense	(134)	(151)	(364)	(446)

Equity in the income of investees	125	126	363	300

Income before income taxes and minority interests	1,361	1,015	3,693	3,092

Income taxes	(463)	(365)	(1,294)	(1,132)

Minority interests	(47)	(46)	(127)	(131)

Net income	$851	$604	$2,272	$1,829

Earnings per share:
Diluted	$0.41	$0.29	$1.09	$0.88

Basic	$0.42	$0.29	$1.11	$0.89

Average number of common and common equivalent shares outstanding:
Diluted	2,096	2,111	2,105	2,106

Basic	2,031	2,053	2,039	2,049

See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited; in millions)

	July 2,	September 30,
	2005	2004
ASSETS
Current assets
Cash and cash equivalents	$2,034	$2,042
Receivables	4,870	4,558
Inventories	611	775
Television costs	537	484
Deferred income taxes	772	772
Other current assets	684	738

Total current assets	9,508	9,369
Film and television costs	5,741	5,938
Investments	1,345	1,292
Parks, resorts and other properties, at cost
Attractions, buildings and equipment	25,827	25,168
Accumulated depreciation	(12,400)	(11,665)

	13,427	13,503
Projects in progress	2,134	1,852
Land	1,129	1,127

	16,690	16,482

Intangible assets, net	2,794	2,815
Goodwill	16,974	16,966
Other assets	840	1,040

	$53,892	$53,902

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and other accrued liabilities	$4,831	$5,623
Current portion of borrowings	1,609	4,093
Unearned royalties and other advances	1,596	1,343

Total current liabilities	8,036	11,059

Borrowings	10,925	9,395
Deferred income taxes	3,113	2,950
Other long term liabilities	3,611	3,619
Minority interests	1,153	798
Commitments and contingencies (Note 13)
Shareholders’ equity
Preferred stock, $.01 par value Authorized — 100 million shares, Issued — none	—	—
Common stock, $.01 par value Authorized — 3.6 billion shares, Issued — 2.2 billion shares at July 2, 2005 and 2.1 billion shares at September 30, 2004	12,926	12,447
Retained earnings	17,514	15,732
Accumulated other comprehensive loss	(163)	(236)

	30,277	27,943
Treasury stock, at cost, 150.4 million shares at July 2, 2005 and 101.6 million shares at September 30, 2004	(3,223)	(1,862)

	27,054	26,081

	$53,892	$53,902

See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in millions)

	Nine Months Ended
	July 2,	June 30,
	2005	2004
OPERATING ACTIVITIES
Net income	$2,272	$1,829

Depreciation	998	872
Deferred income taxes	129	103
Equity in the income of investees	(363)	(300)
Cash distributions received from equity investees	279	299
Minority interests	127	131
Amortization of film and television production costs	2,370	2,105
Film and television production spending	(2,012)	(1,633)
Non current television programming costs	(43)	(307)
Changes in noncurrent assets and liabilities, and other	(147)	96

	1,338	1,366

Changes in working capital
Receivables	(261)	(88)
Inventories	41	53
Other current assets	(75)	(83)
Accounts payable and other accrued liabilities	(274)	149
Income taxes	(38)	101
Television programming costs	(52)	76

	(659)	208

Cash provided by operations	2,951	3,403

INVESTING ACTIVITIES

Investments in parks, resorts and other property	(1,187)	(894)
Working capital proceeds from the Disney Stores North America sale	100	—
Other	18	31

Cash used by investing activities	(1,069)	(863)

FINANCING ACTIVITIES
Commercial paper borrowings, net	819	100
Borrowings	245	79
Reduction of borrowings	(1,723)	(1,301)
Dividends	(490)	(430)
Repurchases of common stock	(1,361)	—
Euro Disney equity offering	171	—
Equity partner contributions	104	—
Exercise of stock options and other	345	178

Cash used by financing activities	(1,890)	(1,374)

(Decrease) Increase in cash and cash equivalents	(8)	1,166
Cash and cash equivalents, beginning of period	2,042	1,857

Cash and cash equivalents, end of period	$2,034	$3,023

See Notes to Condensed Consolidated Financial Statement

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except per share data)
1.       Principles of Consolidation
     These Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these Condensed Consolidated Financial Statements. Operating results for the nine months ended July 2, 2005 are not necessarily indicative of the results that may be expected for the year ending October 1, 2005. Certain reclassifications have been made in the fiscal 2004 financial statements to conform to the fiscal 2005 presentation.
     These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2004 (the 2004 Annual Report).
     Effective with the beginning of fiscal year 2005 and in connection with the completion of the Company’s implementation of new company-wide integrated financial systems in late fiscal 2004, the Company changed its reporting period from a calendar period end to a period end that coincides with the cut-off of the Company’s accounting systems. The accounting systems cut off on the Saturday closest to the calendar quarter end. Accordingly, the third quarter of fiscal 2005 began on April 3, 2005 and ended on July 2, 2005 whereas the third quarter of the prior-year began on April 1, 2004 and ended on June 30, 2004. This resulted in the same number of reporting days in each quarter and one incremental day for the current nine-month period. This change did not have a material impact on quarter-over-quarter earnings comparisons; however, it did benefit diluted earnings per share by approximately $0.01 on a cumulative basis for the current nine-month period. Fiscal 2005 will end on October 1, 2005 and fiscal 2009 will be the first fifty-three week fiscal year following this change.
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

	Quarter Ended		Nine Months Ended
	July 2,	June 30,	July 2,	June 30,
	2005	2004	2005	2004
Revenues(1):
Media Networks	$3,386	$2,931	$9,855	$8,891
Parks and Resorts	2,449	2,288	6,663	5,588
Studio Entertainment	1,462	1,711	6,084	6,837
Consumer Products	418	541	1,608	1,893

	$7,715	$7,471	$24,210	$23,209

Segment operating income (loss)(1):
Media Networks	$998	$673	$2,190	$1,721
Parks and Resorts	448	421	899	841
Studio Entertainment	(34)	28	552	639
Consumer Products	61	76	403	388

	$1,473	$1,198	$4,044	$3,589

(1)	The Studio Entertainment segment receives royalties on Consumer Products sales of merchandise based on certain Studio film properties. This intersegment revenue and operating income was $16 million and $10 million for the quarters ended July 2, 2005 and June 30, 2004, respectively, and $69 million and $55 million for the nine months ended July 2, 2005 and June 30, 2004, respectively.
     The Company evaluates the performance of its operating segments based on segment operating income. A reconciliation of segment operating income to income before income taxes and minority interests is as follows:

	Quarter Ended		Nine Months Ended
	July 2,	June 30,	July 2,	June 30,
	2005	2004	2005	2004
Segment operating income	$1,473	$1,198	$4,044	$3,589
Corporate and unallocated shared expenses	(124)	(99)	(342)	(284)
Amortization of intangible assets	(3)	(3)	(8)	(8)
Gain on sale of businesses and restructuring and impairment charges	24	(56)	—	(59)
Net interest expense	(134)	(151)	(364)	(446)
Equity in the income of investees	125	126	363	300

Income before income taxes and minority interests	$1,361	$1,015	$3,693	$3,092

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except per share data)
3.       Accounting Changes
FIN 46
     In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46R, Consolidation of Variable Interest Entities (FIN 46). Pursuant to the provisions of FIN 46, the Company began consolidating Euro Disney and Hong Kong Disneyland’s balance sheets on March 31, 2004, the end of the Company’s second quarter of fiscal 2004 and the income and cash flow statements beginning April 1, 2004, the beginning of the third quarter of fiscal 2004. Under FIN 46 transition rules, the operating results of Euro Disney and Hong Kong Disneyland continued to be accounted for on the equity method for the six months ended March 31, 2004.
     The following table presents a condensed consolidating balance sheet for the Company as of July 2, 2005, reflecting the impact of consolidating the balance sheets of Euro Disney and Hong Kong Disneyland.

	Before Euro
	Disney and	Euro Disney,
	Hong Kong	Hong Kong
	Disneyland	Disneyland and
	Consolidation	Adjustments	Total
Cash and cash equivalents	$1,649	$385	$2,034
Other current assets	7,228	246	7,474

Total current assets	8,877	631	9,508
Investments	2,146	(801)	1,345
Fixed assets	12,407	4,283	16,690
Intangible assets	2,794	—	2,794
Goodwill	16,974	—	16,974
Other assets	6,570	11	6,581

Total assets	$49,768	$4,124	$53,892

Current portion of borrowings	$1,608	$1	$1,609
Other current liabilities	5,944	483	6,427

Total current liabilities	7,552	484	8,036
Borrowings	8,073	2,852	10,925
Deferred income taxes	3,113	—	3,113
Other long-term liabilities	3,488	123	3,611
Minority interest	488	665	1,153
Shareholders’ equity	27,054	—	27,054

Total liabilities and shareholders’ equity	$49,768	$4,124	$53,892

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except per share data)
     The following tables present a condensed consolidating income statement of the Company for the quarter and nine-months ended July 2, 2005, reflecting the impact of consolidating the income statements of Euro Disney and Hong Kong Disneyland.

	Quarter Ended July 2, 2005
	Before Euro	Euro Disney,
	Disney and	Hong Kong
	Hong Kong	Disneyland
	Disneyland	and
	Consolidation(1)	Adjustments	Total
Revenues	$7,404	$311	$7,715
Cost and expenses	(6,024)	(345)	(6,369)
Gain on sale of businesses and restructuring and impairment charges	24	—	24
Net interest expense	(121)	(13)	(134)
Equity in the income of investees	107	18	125

Income before income taxes and minority interests	1,390	(29)	1,361
Income taxes	(463)	—	(463)
Minority interests	(76)	29	(47)

Net income	$851	$—	$851

	Nine Months Ended July 2, 2005
	Before Euro	Euro Disney,
	Disney and	Hong Kong
	Hong Kong	Disneyland
	Disneyland	and
	Consolidation(1)	Adjustments	Total
Revenues	$23,227	$983	$24,210
Cost and expenses	(19,449)	(1,067)	(20,516)
Gain on sale of businesses and restructuring and impairment charges	—	—	—
Net interest expense	(377)	13	(364)
Equity in the income of investees	338	25	363

Income before income taxes and minority interests	3,739	(46)	3,693
Income taxes	(1,294)	—	(1,294)
Minority interests	(173)	46	(127)

Net income	$2,272	$—	$2,272

(1)	These amounts include Euro Disney and Hong Kong Disneyland under the equity method of accounting. As such, any royalty and management fee income from these operations is included in Revenues and our share of their net income is included in Equity in the Income of Investees.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except per share data)
     The following table presents the condensed consolidating cash flow statement of the Company for the nine months ended July 2, 2005, reflecting the impact of consolidating the cash flow statements of Euro Disney and Hong Kong Disneyland.

	Before Euro	Euro Disney,
	Disney and	Hong Kong
	Hong Kong	Disneyland
	Disneyland	and
	consolidation	Adjustments	Total
Cash provided (used) by operations	$3,036	$(85)	$2,951
Investments in parks, resorts and other property	(705)	(482)	(1,187)

	2,331	(567)	1,764
Other investing activities	(17)	135	118
Cash (used) provided by financing activities	(2,395)	505	(1,890)

(Decrease) increase in cash and cash equivalents	(81)	73	(8)
Cash and cash equivalents, beginning of period	1,730	312	2,042

Cash and cash equivalents, end of period	$1,649	$385	$2,034

EITF D-108
     On September 30, 2004, the Emerging Issues Task Force (EITF) of the FASB issued Topic No. D-108, Use of the Residual Method to Value Acquired Assets Other than Goodwill (EITF D-108). EITF D-108 requires that a direct value method be used to value intangible assets acquired in business combinations completed after September 29, 2004. EITF D-108 also requires the Company to perform an impairment test using a direct value method on all intangible assets that were previously valued using the residual method. This impairment test is required to be performed no later than the beginning of fiscal 2006 for the Company. Any impairments arising from the initial application of a direct value method would be reported as a cumulative effect of accounting change. For radio station acquisitions subsequent to the acquisition of Cap Cities/ABC, Inc. in 1996, the Company has applied the residual value method to value the acquired FCC licenses. The remaining net book value of FCC licenses that were valued under the residual method was approximately $550 million at July 2, 2005. The Company is in the process of evaluating the impact that adopting EITF D-108 will have on the Company’s financial statements. Based on our analysis to date, we believe that some of these FCC licenses may be impaired under EITF D-108, but we currently do not expect such impairment to exceed $65 million.
SFAS 123R
     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payments (SFAS 123R). The statement requires companies to record stock option expense in its financial statements based on a fair value methodology beginning no later than the first fiscal quarter beginning after June 15, 2005. The United States Securities and Exchange Commission (SEC) subsequently deferred the implementation date for SFAS 123R to the first fiscal year that begins after June 15, 2005 which is the first quarter of fiscal 2006 for the Company. The Company is evaluating the impact of the new standard and the method and timing of adoption. Although we have not completed our analysis, we anticipate that the expense would not exceed the amounts disclosed in Note 12 had the Company been expensing under the new rule.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except per share data)
4.       Investment in Leveraged Leases
     As of July 2, 2005, our investment in aircraft leveraged leases totaled approximately $153 million, consisting of $101 million and $52 million, with Delta Air Lines, Inc. (Delta) and FedEx Corporation, respectively. Given the current status of the airline industry, we continue to monitor the recoverability of these investments, particularly the Delta leases. Delta has disclosed in their earnings release dated July 21, 2005 that while it is making progress in reducing costs and increasing revenue, other factors beyond its control, including high fuel costs outpaced its initiatives, and its management team must implement further change with greater speed to strive to improve its competitive and financial position. Although Delta remains current on their lease payments to us, the inability of Delta to make their lease payments, or the termination of our lease through a bankruptcy proceeding, could result in the write-down of our investment and the acceleration of certain income tax payments.
5.       Gain on Sale of Businesses and Restructuring and Impairment Charges
     On June 20, 2005, the Company sold the Mighty Ducks of Anaheim, which resulted in a pre-tax gain of $26 million that was reported in Gain on Sale of Businesses and Restructuring and Impairment Charges in the Condensed Consolidated Statements of Income.
     Effective November 21, 2004, the Company sold substantially all of the Disney Stores chain in North America under a long-term licensing arrangement to a wholly-owned subsidiary of The Children’s Place (TCP). The Company received $100 million for the working capital transferred to the buyer at the closing of the transaction. During the nine months ended July 2, 2005, the Company recorded a loss on the working capital that was transferred to the buyer and additional restructuring and impairment charges related to the sale totaling $26 million, of which $2 million was recorded in the third quarter. The restructuring and impairment charges were primarily for employee retention and severance and lease termination costs. Pursuant to the terms of sale, the Disney Stores North America retained its lease obligations related to the stores transferred to the buyer and became a wholly owned subsidiary of TCP. TCP is required to pay the Company a royalty on substantially all of the physical retail store sales beginning on the second anniversary of the closing date of the sale.
     After considering its options with respect to the Disney Store chain in Europe, including a potential sale of the business, the Company has decided to retain and continue to operate the chain.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except per share data)
6.       Borrowings
     During the nine months ended July 2, 2005, the Company’s borrowing activity was as follows:

	September 30,				July 2,
	2004	Additions	Payments	Other activity	2005
Commercial paper borrowings	$100	$819	$—	$(2)	$917
U.S. medium-term notes	6,624	—	(775)	—	5,849
Convertible senior notes	1,323	—	—	—	1,323
Other U.S. dollar denominated debt	305	—	—	—	305
Privately placed debt	254	—	(47)	—	207
European medium-term notes	1,099	—	(886)	—	213
Preferred stock	373	—	—	(7)	366
Capital Cities/ABC and ABC Family debt	189	—	—	(2)	187
Other(1)	455	—	(2)	(145)	308
Euro Disney borrowings(2)	2,221	—	(13)	(156)	2,052
Hong Kong Disneyland borrowings	545	245	—	17	807

Total	$13,488	$1,064	$(1,723)	$(295)	$12,534

(1)	The $145 million included in other activity is primarily adjustments related to interest rate hedging activity.

(2)	Other activity included a $130 million reduction of Euro Disney senior debt using cash security deposits and a $17 million decrease due to foreign currency translation as a result of the appreciation of the U.S. dollar against the Euro.
7.       Euro Disney
     In September 2004, Euro Disney, the Company, and Euro Disney’s lenders finalized a Memorandum of Agreement (MOA) relating to the financial restructuring of Euro Disney and subsequently finalized the legal documentation called for by the MOA. The MOA provided for new financing as well as restructuring Euro Disney’s existing financing. The key provisions of the MOA are described in Note 4 to the Consolidated Financial Statements in the 2004 Annual Report.
     The transactions contemplated by the MOA were fully implemented on February 23, 2005 with the completion of a €253 million equity rights offering, of which the Company subscribed for €100 million. Following the completion of the financial restructuring, the Company’s effective ownership interest in Euro Disney’s operations increased to 51%. As discussed in Note 4 to the Consolidated Financial Statements in the 2004 Annual Report, the MOA provided for a 2% interest rate increase for certain tranches of Euro Disney’s debt which resulted in a substantial modification of a portion of this debt. Relevant accounting rules required that the substantially modified portion be accounted for as though it had been extinguished and replaced with new borrowings recorded at fair value, which resulted in a $61 million gain recorded to net interest expense in the second quarter.
     Certain indirect, wholly-owned subsidiaries of The Walt Disney Company have liability as current or former general partners of the operating subsidiary of Euro Disney to which substantially all of Euro Disney’s assets and liabilities were transferred in the restructuring. In addition to their interests in this operating subsidiary of Euro Disney, certain of these subsidiaries of The Walt Disney Company have been capitalized with interest-bearing demand notes with an aggregate face value of €200 million.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except per share data)
8.       Pension and Other Benefit Programs
     The components of net periodic benefit cost are as follows:

					Postretirement
	Pension Plans				Medical Plans
	Quarter Ended		Nine Months Ended		Quarter Ended		Nine Months Ended
	July 2,	June 30,	July 2,	June 30,	July 2,	June 30,	July 2,	June 30,
	2005	2004	2005	2004	2005	2004	2005	2004
Service cost	$34	$38	$102	$113	$8	$9	$24	$27
Interest cost	58	54	174	162	15	15	45	45
Expected return on plan assets	(55)	(54)	(165)	(162)	(4)	(4)	(12)	(12)
Amortization of prior service cost	—	—	—	1	—	—	—	(1)
Recognized net actuarial loss	15	19	45	58	8	17	24	50

Net periodic benefit cost	$52	$57	$156	$172	$27	$37	$81	$109

     During the quarter and nine months ended July 2, 2005, we made contributions of $34 million and $108 million, respectively, into the pension and postretirement medical plans. The Company expects to make contributions of $90 million to its pension and postretirement medical plans during the fourth quarter of the fiscal year.
9.       Earnings Per Share
     Diluted earnings per share amounts are based upon the weighted average number of common and common equivalent shares outstanding during the period and are calculated using the treasury stock method for stock options and assuming conversion of the Company’s convertible senior notes. For the quarters ended July 2, 2005 and June 30, 2004, options for 90 million and 125 million shares, respectively, were excluded from the diluted earnings per share calculation as they were anti-dilutive. For the nine months ended July 2, 2005 and June 30, 2004, options for 90 million and 111 million shares, respectively, were excluded.
     A reconciliation of net income and weighted average number of common and common equivalent shares outstanding for calculating diluted earnings per share is as follows:

	Quarter Ended		Nine Months Ended
	July 2,	June 30,	July 2,	June 30,
	2005	2004	2005	2004
Net income	$851	$604	$2,272	$1,829
Interest expense on convertible senior notes (net of tax)	5	5	16	15

	$856	$609	$2,288	$1,844

Weighted average number of common shares outstanding (basic)	2,031	2,053	2,039	2,049
Weighted average dilutive stock options	20	13	21	12
Assumed conversion of convertible senior notes	45	45	45	45

Weighted average number of common and common equivalent shares outstanding (diluted)	2,096	2,111	2,105	2,106

10.       Shareholders’ Equity
     The Company declared a $490 million dividend ($0.24 per share) on December 1, 2004 related to fiscal 2004, which was paid on January 6, 2005 to shareholders of record on December 10, 2004. The Company paid a $430 million dividend ($0.21 per share) during the second quarter of fiscal 2004 related to fiscal 2003.
     During the current nine month period, the Company repurchased 49 million shares of Disney common stock for $1.4 billion, of which 33 million shares for $0.9 billion were repurchased in the third quarter. As of July 2, 2005, the Company had authorization in place to repurchase approximately 267 million additional shares.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except per share data)
11.       Comprehensive Income
     Comprehensive income is as follows:

	Quarter Ended		Nine Months Ended
	July 2,	June 30,	July 2,	June 30,
	2005	2004	2005	2004
Net income	$851	$604	$2,272	$1,829
Market value adjustments for investments and hedges, net of tax	98	48	64	16
Foreign currency translation	(45)	12	9	44

Comprehensive income	$904	$664	$2,345	$1,889

     Accumulated other comprehensive loss is as follows:

	July 2,	September 30,
	2005	2004
Market value adjustments for investments and hedges, net of tax	$3	$(61)
Foreign currency translation	95	86
Additional minimum pension liability adjustment, net of tax	(261)	(261)

Accumulated other comprehensive loss	$(163)	$(236)

12.       Stock Incentive Plans
     The following table reflects pro forma net income and earnings per share had the Company elected to record employee stock option expense on a fair value basis:

	Quarter Ended		Nine Months Ended
	July 2,	June 30,	July 2,	June 30,
	2005	2004	2005	2004
Net income:
As reported	$851	$604	$2,272	$1,829
Less stock option expense	(64)	(106)	(187)	(299)
Tax effect	24	39	69	111

Pro forma after stock option expense	$811	$537	$2,154	$1,641

Diluted earnings per share:
As reported	$0.41	$0.29	$1.09	$0.88

Pro forma after option expense	$0.39	$0.26	$1.03	$0.79

Basic earnings per share
As reported	$0.42	$0.29	$1.11	$0.89

Pro forma after option expense	$0.40	$0.26	$1.06	$0.80

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
     Additionally, in connection with our analysis of option valuation methodologies for our upcoming adoption of SFAS 123R, we reviewed and updated, among other things, our forfeiture and volatility assumptions. Our volatility assumption has been based on the historical volatility of Disney stock and for the last two years we have used an assumed volatility of 40%. The interpretive guidance provided in SAB 107 indicates that if companies have traded financial instruments from which they can derive an implied volatility, they should consider implied volatility in their volatility assumption. We reviewed the implied volatility of our share price from the market prices of Disney exchange traded options and other traded financial instruments, such as our convertible debt. Based on our analysis, we concluded that we can reliably estimate implied volatility such that it can be taken into account in our volatility assumption. We considered the implied and historical volatility to determine an expected volatility of 27% which we have used to value the annual grant that was made in January 2005 and any subsequent grants. The weighted average fair values of options at their grant date during the nine months ended July 2, 2005 and June 30, 2004, were $7.71 and $9.94, respectively.
     During the nine month period ended July 2, 2005, the Company granted approximately 19 million stock options and approximately nine million restricted stock units. Approximately one million of the restricted stock units include market based performance conditions, which require that on each vesting date, the Company’s total shareholder return must exceed that of the S&P 500 for either the one or three-year period preceding the vesting date in order for the units to vest. Prior to the current year, the Company had issued performance restricted stock that generally vests based on achieving specified earnings targets. As of July 2, 2005, approximately 16 million restricted stock units were outstanding, of which two million vest upon performance conditions. All other units do not include performance conditions and generally vest 50% two years from grant date and 50% four years from grant date. In certain circumstances as described in our proxy statement dated January 6, 2005, accelerated vesting may occur. During the nine month periods ended July 2, 2005 and June 30, 2004, the Company recorded compensation expense related to restricted stock totaling $92 million and $41 million, respectively. Unearned restricted stock compensation expense for existing grants totaled approximately $268 million as of July 2, 2005 which will be amortized over the remaining vesting period. The increase in restricted stock expense reflects the shift in the Company’s long-term incentive compensation plan to increase the proportion of restricted stock units and reduce the proportion of stock options.
13.       Commitment and Contingencies
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
     Milne and Disney Enterprises, Inc. v. Stephen Slesinger, Inc. On November 5, 2002, Clare Milne, the granddaughter of A. A. Milne, author of the Winnie the Pooh books, and the Company’s subsidiary Disney Enterprises, Inc. filed a complaint against Stephen Slesinger, Inc. (SSI) in the United States District Court for the Central District of California. On November 4, 2002, Ms. Milne served notices to SSI and the Company’s subsidiary terminating A. A. Milne’s prior grant of rights to Winnie the Pooh, effective November 5, 2004, and granted all of those rights to the Company’s subsidiary. In their lawsuit, Ms. Milne and the Company’s subsidiary seek a declaratory judgment, under United States copyright law, that Ms. Milne’s termination notices were valid; that SSI’s rights to Winnie the Pooh in the United States terminated effective November 5, 2004; that upon termination of SSI’s rights in the United States, the 1983 licensing agreement that is the subject of the Stephen Slesinger, Inc. v. The Walt Disney Company lawsuit terminated by operation of law; and that, as of November 5, 2004, SSI was entitled to no further royalties for uses of Winnie the Pooh. SSI filed (a) an answer denying the material allegations of the complaint and (b) counterclaims seeking a declaration that (i) Ms. Milne’s grant of rights to Disney Enterprises, Inc. is void and unenforceable and (ii) Disney Enterprises, Inc. remains obligated to pay SSI royalties under the 1983 licensing agreement. SSI also filed a motion to dismiss the complaint or, in the alternative, for summary judgment. Subsequently, the Court ruled that Milne’s termination notices are invalid and dismissed SSI’s counterclaims as moot. Following further motions SSI filed an amended answer and counterclaims and a third-party complaint against Harriet Hunt (heir to E. H. Shepard, illustrator of the original Winnie the Pooh stories), who had served a notice of termination and a grant of rights similar to Ms. Milne’s. By order dated August 3, 2004, the Court granted SSI leave to amend its answer to assert counterclaims against the Company allegedly arising from the Milne and Hunt terminations and the grant of rights to the Company’s subsidiary for (a) unlawful and unfair business practices; and (b) breach of the 1983 licensing agreement. In November 2004, the District Court granted a motion by Milne to dismiss her complaint for the purpose of obtaining a final appealable order of dismissal, so as to permit her appeal to the Court of Appeals to proceed. Oral argument of that appeal is scheduled to be heard on September 13, 2005.
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
Contractual Guarantees
     The Company has guaranteed certain special assessment and water/sewer revenue bonds issued by the Celebration Community Development District and the Enterprise Community Development District (collectively, the Districts). The bond proceeds were used by the Districts to finance the construction of infrastructure improvements and the water and sewer system in the mixed-use, residential community of Celebration, Florida. As of July 2, 2005, the remaining debt service obligation guaranteed by the Company was $94 million, of which $58 million was principal. The Company is responsible to satisfy any shortfalls in debt service payments, debt service and maintenance reserve funds, and to ensure compliance with specified rate covenants. To the extent that the Company has to fund payments under its guarantees, the Districts have an obligation to reimburse the Company from future District revenues.
     The Company has also guaranteed certain bond issuances by the Anaheim Public Authority that were used by the City of Anaheim to finance construction of infrastructure and a public parking facility adjacent to the Disneyland Resort. Revenues from sales, occupancy and property taxes from the Disneyland Resort and non-Disney hotels are used by the City of Anaheim to repay the bonds. In the event of a debt service shortfall, the

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except per share data)
Company will be responsible to fund the shortfall. As of July 2, 2005, the remaining debt service obligation guaranteed by the Company was $400 million, of which $109 million was principal. To the extent that subsequent tax revenues exceed the debt service payments in subsequent periods, the Company would be reimbursed for any previously funded shortfalls.
     To date, tax revenues have exceeded the debt service payments for both the Celebration and Anaheim bonds.
Commitments
     In April 2005, the Company entered into a new agreement with the NFL for the right to broadcast NFL Monday Night football games on ESPN. The contract provides for total payments of approximately $8.87 billion over the eight-year period, commencing with the 2006-2007 season.
14.       Income Taxes
     As a matter of course, the Company is regularly audited by federal, state and foreign tax authorities. From time to time, these audits result in proposed assessments. Among current audits, the Internal Revenue Service (IRS) is examining the Company’s federal income tax returns for 1996 through 2000. In connection with this examination, the IRS has proposed assessments with respect to certain of the Company’s tax positions for the years under examination. However, the Company continues to believe that its tax positions comply with applicable tax law and intends to defend its positions vigorously. The Company believes it has adequately provided for any reasonably foreseeable outcome of these matters and does not anticipate any material earnings impact from their ultimate resolution. During the first quarter of fiscal 2005, there was a favorable resolution of an income tax matter that resulted in a $24 million tax reserve release.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
ORGANIZATION OF INFORMATION
     Management’s Discussion and Analysis provides a narrative of the Company’s financial performance and condition that should be read in conjunction with the accompanying financial statements. It includes the following sections:
Overview
Seasonality
Business Segment Results
Quarter Results
Nine Month Results
Corporate and Other Non-Segment Items
Stock Option Accounting
Financial Condition
Commitments and Contingencies
Other Matters
Market Risk
Forward Looking Statements
OVERVIEW
     Our summary consolidated results are presented below:

	Quarter Ended			Nine Months Ended
(in millions, except per	July 2,	June 30,	%	July 2,	June 30,	%
share data)	2005	2004	Change	2005	2004	Change
Revenues	$7,715	$7,471	3%	$24,210	$23,209	4%
Costs and expenses	(6,369)	(6,375)	—	(20,516)	(19,912)	(3)%
Gain on sale of businesses and restructuring and impairment charges	24	(56)	nm	—	(59)	nm
Net interest expense	(134)	(151)	11%	(364)	(446)	18%
Equity in the income of investees	125	126	(1)%	363	300	21%

Income before income taxes and minority interests	1,361	1,015	34%	3,693	3,092	19%
Income taxes	(463)	(365)	(27)%	(1,294)	(1,132)	(14)%
Minority interests	(47)	(46)	(2)%	(127)	(131)	3%

Net income	$851	$604	41%	$2,272	$1,829	24%

Diluted earnings per share	$0.41	$0.29	41%	$1.09	$0.88	24%

Quarter Results
     Net income increased 41%, or $247 million, to $851 million due to operating income growth at Media Networks and Parks and Resorts, partially offset by a decrease at Studio Entertainment and Consumer Products. Diluted earnings per share increased 41% to $0.41 in the current quarter. Current quarter earnings per share included a $32 million ($20 million after-tax or $0.01 per share) partial impairment of a cable television investment in Latin America, a $26 million ($16 million after-tax or $0.01 per share) gain on the sale of the Mighty Ducks of Anaheim and a $24 million ($15 million after-tax or $0.01 per share) write-down related to the MovieBeam venture. The prior-year quarter’s earnings per share included restructuring and impairment charges of $56 million ($35 million after-tax or $0.02 per share) recorded in connection with the disposition of the Disney Stores North America.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Nine-Month Results
     Net income for the nine-month period increased 24%, or $443 million, to $2.3 billion. The increase in net income was primarily due to segment operating income growth at the Media Networks and Parks and Resorts segments partially offset by a decrease at Studio Entertainment.
     Diluted earnings per share increased 24% to $1.09 in the nine-month period. In addition to the partial impairment of the Latin American cable television investment, the gain on sale of the Mighty Ducks of Anaheim and the write-down related to the MovieBeam venture recorded in the third quarter and the effective income tax rate benefit, the current nine-month period also included a $61 million benefit ($38 million after-tax or $0.02 per share) from the restructuring of Euro Disney’s borrowings and a $24 million benefit ($0.01 per share) from the favorable resolution of certain income tax matters. These benefits were partially offset by a $32 million charge ($20 million after-tax or $0.01 per share) to write-down an investment and restructuring and impairment charges related to the sale of the Disney Stores North America of $26 million ($16 million after-tax or $0.01 per share).
SEASONALITY
     The Company’s businesses are subject to the effects of seasonality. Consequently, the operating results for the quarter and nine months ended July 2, 2005 for each business segment, and for the Company as a whole, are not necessarily indicative of results to be expected for the full year.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
BUSINESS SEGMENT RESULTS

	Quarter Ended			Nine Months Ended
	July 2,	June 30,	%	July 2,	June 30,	%
(in millions)	2005	2004	Change	2005	2004	Change
Revenues:
Media Networks	$3,386	$2,931	16%	$9,855	$8,891	11%
Parks and Resorts	2,449	2,288	7%	6,663	5,588	19%
Studio Entertainment	1,462	1,711	(15)%	6,084	6,837	(11)%
Consumer Products	418	541	(23)%	1,608	1,893	(15)%

	$7,715	$7,471	3%	$24,210	$23,209	4%

Segment operating income (loss):
Media Networks	$998	$673	48%	$2,190	$1,721	27%
Parks and Resorts	448	421	6%	899	841	7%
Studio Entertainment	(34)	28	nm	552	639	(14)%
Consumer Products	61	76	(20)%	403	388	4%

	$1,473	$1,198	23%	$4,044	$3,589	13%

     The Company evaluates the performance of its operating segments based on segment operating income. The following table reconciles segment operating income to income before income taxes and minority interests.

	Quarter Ended			Nine Months Ended
	July 2,	June 30,	%	July 2,	June 30,	%
(in millions)	2005	2004	Change	2005	2004	Change
Segment operating income	$1,473	$1,198	23%	$4,044	$3,589	13%
Corporate and unallocated shared expenses	(124)	(99)	(25)%	(342)	(284)	(20)%
Amortization of intangible assets	(3)	(3)	—	(8)	(8)	—
Gain on sale of businesses and restructuring and impairment charges	24	(56)	nm	—	(59)	nm
Net interest expense	(134)	(151)	11%	(364)	(446)	18%
Equity in the income of investees	125	126	(1)%	363	300	21%

Income before income taxes and minority interests	$1,361	$1,015	34%	$3,693	$3,092	19%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
     Depreciation expense is as follows:

	Quarter Ended		Nine Months Ended
	July 2,	June 30,	July 2,	June 30,
(in millions)	2005	2004	2005	2004
Media Networks	$46	$40	$133	$124
Parks and Resorts
Domestic	206	182	578	540
International (1)	49	48	149	48
Studio Entertainment	6	4	20	14
Consumer Products	7	12	20	38

Segment depreciation expense	314	286	900	764
Corporate	33	34	98	108

Total depreciation expense	$347	$320	$998	$872

(1)	Represents 100% of Euro Disney and Hong Kong Disneyland’s depreciation expense for all periods since the Company began consolidating the results of operations and cash flows of these two entities beginning April 1, 2004.
     Segment depreciation expense is included in segment operating income and corporate depreciation expense is included in corporate and unallocated shared expenses.
Business Segment Results — Quarter Results
Media Networks
     The following table provides supplemental revenue and segment operating income detail for the Media Networks segment:

	Quarter Ended			Nine Months Ended
	July 2,	June 30,		July 2,	June 30,
(in millions)	2005	2004	% Change	2005	2004	% Change
Revenues:
Cable Networks	$1,933	$1,627	19%	$5,362	$4,695	14%
Broadcasting	1,453	1,304	11%	4,493	4,196	7%

	$3,386	$2,931	16%	$9,855	$8,891	11%

Segment operating income:
Cable Networks	$729	$529	38%	$1,727	$1,401	23%
Broadcasting	269	144	87%	463	320	45%

	$998	$673	48%	$2,190	$1,721	27%

Revenues
     Media Networks revenues increased 16%, or $455 million, to $3.4 billion, consisting of a 19% increase, or $306 million, at the Cable Networks, and an 11% increase, or $149 million, at Broadcasting.
     Increased Cable Networks revenues were due to growth of $284 million from cable and satellite operators. Revenues from cable and satellite operators are generally derived from fees charged on a per subscriber basis, and the increase in the current quarter was due to growth at ESPN which resulted from contractual rate increases, recognition of previously deferred revenues and subscriber growth. Subscriber growth and rate improvements at the Disney Channel also contributed to the increase.
     The Company’s contractual arrangements with cable and satellite operators are renewed or renegotiated from time to time in the ordinary course of business. A number of these arrangements are currently in negotiations. Consolidation in the cable and satellite distribution industry and other factors may adversely affect the Company’s ability to obtain and

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
maintain contractual terms for the distribution of its various cable and satellite programming services that are as favorable as those currently in place. If this were to occur, revenues from Cable Networks could increase at slower rates than in the past or could stabilize or decline. Certain of the Company’s existing contracts with cable and satellite operators as well as contracts in negotiation include annual programming commitments. In these cases, revenue subject to the commitment is deferred until the annual commitments are satisfied which generally results in revenue shifting from the first half of the year to the second half. During the quarter, the Company recognized net revenues of $42 million related to these commitments compared to a net deferral of $36 million in the prior-year quarter.
     Increased Broadcasting revenues were due to growth at Television Production and Distribution and the ABC Television Network. The increase at Television Production and Distribution was driven by higher license fee revenue from domestic and international markets as a result of a higher number of pilots produced and sales of Desperate Housewives and Lost, respectively. ABC Television Network revenues increased due to higher advertising rates and improved primetime ratings.
Costs and Expenses
     Costs and expenses, which consist primarily of programming rights costs, production costs, distribution and marketing expenses, labor costs and general and administrative costs, increased 6%, or $130 million, to $2.4 billion consisting of a 10% increase, or $106 million, at the Cable Networks, and a 2% increase, or $24 million, at Broadcasting. The increase at Cable Networks was driven by higher marketing expenses, increased costs for new business initiatives, and higher general and administrative expenses, while the increase in Broadcasting was due to higher production and distribution costs partially offset by lower programming costs.
     The Company has various contractual commitments for the purchase of television rights for sports and other programming, including the NBA, NFL, MLB, and various college football and basketball conferences and football bowl games. The costs of these contracts have increased significantly in recent years. We enter into these contractual commitments with the expectation that, over the life of the contracts, revenue from advertising during the programming and affiliate fees will exceed the costs of the programming. While contract costs may initially exceed incremental revenues and negatively impact operating income, it is our expectation that the combined value to our networks from all of these contracts will result in long-term benefits. The actual impact of these contracts on the Company’s results over the term of the contracts is dependent upon a number of factors, including the strength of advertising markets, effectiveness of marketing efforts and the size of viewer audiences.
Segment Operating Income
     Segment operating income increased 48%, or $325 million, to $998 million for the quarter due to an increase of $200 million at the Cable Networks and an increase of $125 million at Broadcasting. The increase in cable operating income was due to higher affiliate revenues partially offset by higher marketing and general and administrative expenses. The increase at Broadcasting was due to lower programming costs and higher advertising revenues at the ABC Television Network partially offset by increased production costs as more pilots were produced.
MovieBeam
     The Company launched MovieBeam, an on-demand electronic movie rental service in three domestic cities in October 2003. The Company suspended service in April 2005 while evaluating its go-forward business model and negotiating a refinancing of the business with strategic and financial investors. If successful, a refinancing transaction will result in the Company making a further investment in the business while retaining only a minority interest in MovieBeam. Based on recent negotiations with a financial investor, the Company has concluded that any such refinancing will not be sufficient to recover all of its recorded investment related to the MovieBeam venture and has recognized $24 million of impairment charges during the third quarter of fiscal year 2005. In the second quarter of fiscal 2005, the Company had taken a $32 million write-down of its investment in the company that provides the technology used by MovieBeam.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Parks and Resorts
Revenues
     Revenues at Parks and Resorts increased 7%, or $161 million, to $2.4 billion. The increase was due to increases of $92 million at the Walt Disney World Resort and $70 million at the Disneyland Resort.
     At the Walt Disney World Resort, increased revenues were driven by higher theme park guest spending and increased occupied room nights. Higher guest spending reflected ticket price increases and fewer promotional offers compared to the prior-year quarter. During the quarter, the Company launched two new programs, Disney’s Magical Express and Extra Magic Hours, which are designed to increase occupancy at Walt Disney World hotels.
     At the Disneyland Resort, increased revenues were primarily due to higher theme park guest spending and increased attendance. Higher guest spending was due to ticket price increases, while increased attendance was due to the strength of the 50th anniversary celebration.
     Across our domestic theme parks, attendance increased 1% and per capita theme park guest spending increased 6% compared to the prior-year quarter. Attendance at the Walt Disney World Resort decreased 1% while per capita theme park guest spending increased 4%. Attendance at the Disneyland Resort increased 6%, while per capita theme park guest spending increased 11%.
     Operating statistics for our domestic hotel properties are as follows:

	East Coast Resorts		West Coast Resorts		Total Domestic Resorts
	Quarter Ended		Quarter Ended		Quarter Ended
	July 2,	June 30,	July 2,	June 30,	July 2,	June 30,
	2005	2004	2005	2004	2005	2004
Occupancy	88%	83%	96%	88%	88%	84%
Available Room Nights (in thousands)	2,193	2,171	202	202	2,396	2,373
Per Room Guest Spending	$209	$209	$276	$265	$215	$214
     Per room guest spending consists of the average daily hotel room rate as well as guest spending on food, beverages and merchandise at the hotels.
Costs and Expenses
     Costs and expenses, which consist principally of labor, cost of merchandise, food and beverages sold, depreciation, repairs and maintenance, entertainment, marketing and sales and information technology expense, increased 7%, or $134 million compared to the prior-year quarter. The increase in costs and expenses was primarily due to an increase in marketing costs related to the celebration of the 50th anniversary of Disneyland, at both Walt Disney World and Disneyland. In addition, costs and expenses increased due to new attractions and new service programs at Walt Disney World, higher volume-related expenses at Disneyland and increased pre-opening costs at Hong Kong Disneyland. Hong Kong Disneyland is scheduled to open in September 2005 and has incurred pre-opening costs and other expenses of $25 million and $49 million during the current quarter and nine-month periods, respectively. We expect to incur additional pre-opening costs during the remainder of fiscal 2005 which will be charged to expense as incurred.
Segment Operating Income
     Segment operating income increased 6%, to $448 million primarily due to growth across the domestic resorts partially offset by pre-opening costs at Hong Kong Disneyland.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Studio Entertainment
Revenues
     Revenues decreased 15%, or $249 million, to $1.5 billion, due to decreases of $198 million in worldwide home entertainment and $46 million in worldwide theatrical motion picture distribution, partially offset by an increase of $23 million in television distribution.
     Worldwide home entertainment revenues declined due to lower overall unit sales in the current quarter as there were fewer strong performing titles. Prior-year quarter titles included Disney/Pixar’s Finding Nemo, Kill Bill Vol.1, Haunted Mansion, Cold Mountain and Scary Movie 3, while current quarter titles included National Treasure, The Pacifier and Disney/Pixar’s The Incredibles. Additionally, the Company observed a decline in home video unit sales for feature films relative to the related total domestic box-office results. Lower worldwide theatrical motion picture distribution revenues were due to fewer releases in the current quarter. The increase in television distribution revenues was due to a higher number of titles being made available during the current quarter.
Costs and Expenses
     Costs and expenses, which consist primarily of production cost amortization, distribution and selling expenses, product costs and participation costs, decreased 11% or $187 million. Lower costs in international home entertainment and worldwide theatrical motion picture distribution were partially offset by higher costs in domestic home entertainment. Lower costs in international home entertainment were driven by lower participation and distribution costs for The Incredibles in the current quarter as compared to Finding Nemo in the prior-year quarter. Pixar receives an equal share of profits (after distribution fees) as co-producer of Finding Nemo and The Incredibles. Accordingly, participation costs were higher in the prior-year quarter due to the stronger performance of Finding Nemo. Lower costs in worldwide theatrical motion picture distribution were due to lower distribution costs and production cost amortization related to fewer releases in the current quarter and lower promotional spending on films to be released in the fourth quarter. Higher costs in domestic home entertainment were driven by higher promotional spending on catalog titles.
Segment Operating Income
     Segment operating income decreased $62 million, to a loss of $34 million, due to lower overall unit sales in worldwide home entertainment partially offset by lower costs in worldwide theatrical motion picture distribution and higher revenues in television distribution.
Miramax
     In March 2005, the Company entered into agreements with Miramax co-chairmen, Bob and Harvey Weinstein, and their new production company. Pursuant to those agreements, the Company, among other things, substantially resolved all economic issues relating to the Weinsteins’ existing employment agreements; terminated the Weinsteins’ existing employment agreements and entered into new employment agreements with them through September 30, 2005 and sold interests in certain films in various stages of production to the Weinsteins’ new company and provided it with the opportunity to acquire certain development projects, as well as sequel rights to certain library product. The Company will retain certain co-financing, distribution and participation rights in several of these properties. The Company will also retain the Miramax and Dimension film libraries and the name “Miramax Films,” while the Weinsteins will take the Dimension name into their new company. No material charges were recorded as a result of the execution of the agreements. The Company appointed a new president for Miramax in July 2005 and is in the process of evaluating projects currently in progress and other aspects of Miramax’s business plan. Although the Company does not currently anticipate that it will incur material charges in connection with this evaluation, it is unable to determine the amount of any potential charges until the evaluation is completed.
     In addition, the Company expects to release seven more Miramax films theatrically in the fourth quarter of fiscal 2005 as compared to the same period in the prior year, when Miramax released only four films. As feature films frequently incur losses during the theatrical window because of the related distribution costs, we expect that the expenses associated with these additional releases will increase our costs and reduce the Studio segment’s operating income in the fourth quarter compared to the amount absent these releases. The impact of these releases on operating income will depend on how these titles perform and, to the extent the titles are successful, much of the benefit would be realized after the fourth quarter.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Consumer Products
Revenues
     Revenues for the quarter decreased 23%, or $123 million, to $418 million, reflecting a decrease of $130 million due to the sale of the Disney Store North America in November 2004 partially offset by an increase in merchandise licensing of $15 million. Growth at merchandise licensing was driven by increases at hardlines and softlines in North America and Europe.
Costs and Expenses
     Costs and expenses decreased 23%, or $108 million, to $357 million. The decrease was driven by the sale of the Disney Stores North America chain partially offset by higher product development expenses at Buena Vista Games.
Segment Operating Income
     Segment operating income decreased 20%, or $15 million, to $61 million, driven by higher product development expenses at Buena Vista Games partially offset by growth in merchandise licensing.
Business Segment Results — Nine Month Results
Media Networks
Revenues
     Media Networks revenues increased 11%, or $964 million, to $9.9 billion, due to an increase of 14%, or $667 million at the Cable Networks, and an increase of 7%, or $297 million at Broadcasting.
     Increased Cable Networks revenues were due to increases of $538 million in revenues from cable and satellite operators and $174 million in advertising revenues. The increase in cable and satellite operator revenues was due to contractual rate increases at ESPN and subscriber growth at ESPN and the Disney Channels. Increased advertising revenue was primarily due to higher rates at ESPN and higher ratings at ABC Family.
     Through the nine month period, the Company has deferred net revenue of $86 million related to sports programming commitments at ESPN compared to a $48 million deferral in the prior-year period. The Company expects to fulfill these sports programming commitments within the contractual time periods over the next two quarters.
     Increased Broadcasting revenues were due to growth at Television Production and Distribution and the ABC Television Network. Television Production and Distribution revenues increased driven by higher license fee revenues led by sales of Desperate Housewives and Lost in international markets. The increase at ABC Television Network was due to an increase in primetime advertising revenue resulting from higher ratings and rates.
Costs and Expenses
     Costs and expenses increased 7%, or $495 million, to $7.7 billion due to a 10% or $341 million increase at the Cable Networks, and a 4% or $154 million increase at Broadcasting. The increase at Cable Networks was due to higher programming and production costs, general and administrative costs and marketing expenses. Broadcasting costs and expenses increased due to higher production and distribution costs.
Segment Operating Income
     Segment operating income increased 27%, or $469 million, to $2.2 billion due to increases of $326 million at the Cable Networks and $143 million at Broadcasting. The increase in cable operating income was due to higher affiliate and advertising revenue partially offset by higher costs and expenses. The increase at Broadcasting was due to higher license fee and advertising revenues partially offset by higher production and distribution costs.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Parks and Resorts
Revenues
     Revenues at Parks and Resorts increased 19%, or $1.1 billion, to $6.7 billion. The increase was driven by a $672 million impact from the consolidation of Euro Disney and Hong Kong Disneyland. As we began consolidating the results of Euro Disney and Hong Kong Disneyland at the beginning of the third quarter of fiscal 2004, the nine-month period in the prior year includes only three months of operations. Excluding this impact, revenues grew 7%, or $403 million, driven by growth of $313 million at the Walt Disney World Resort and $120 million at the Disneyland Resort.
     At the Walt Disney World Resort, increased revenues were primarily driven by higher occupied room nights, theme park guest spending and attendance. Increased hotel occupancy and theme park attendance were driven by increased international and domestic guest visitation, reflecting the ongoing recovery in travel and tourism and the popularity of Disney as a travel destination. Higher guest spending at the theme parks reflected ticket price increases and increased meal package spending due to increased product demand.
     At the Disneyland Resort, increased revenues were driven by higher guest spending at the theme parks due to increased ticket prices and fewer promotional discounts.
     Across our domestic theme parks, attendance increased 2% and per capita theme park guest spending increased 6%. Attendance at the Walt Disney World Resort increased 2% while per capita theme park guest spending increased 4%. Attendance at the Disneyland Resort increased 1% while per capita theme park guest spending increased 12%. Operating statistics for our domestic hotel properties are as follows:

	East Coast Resorts		West Coast Resorts		Total Domestic Resorts
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	July 2,	June 30,	July 2,	June 30,	July 2,	June 30,
	2005	2004	2005	2004	2005	2004
Occupancy	84%	80%	88%	86%	85%	80%
Available Room Nights (in thousands)	6,560	6,290	607	607	7,167	6,897
Per Room Guest Spending	$204	$205	$264	$250	$209	$209
     The increase in available room nights was primarily due to the opening of Disney’s Pop Century Resort, which has approximately 2,900 rooms, late in the first quarter of fiscal 2004 and the re-opening of approximately 1,000 rooms in the French Quarter portion of the Port Orleans hotel in the second quarter of fiscal 2004. Per room guest spending consists of the average daily hotel room rate as well as guest spending on food, beverages, and merchandise at the hotels.
Costs and Expenses
     Costs and expenses increased 21%, or $1.0 billion, driven by a $722 million impact from the consolidation of Euro Disney and Hong Kong Disneyland beginning in the third quarter of fiscal 2004. The remaining increase of $295 million was due to higher costs at Walt Disney World and Disneyland. Walt Disney World incurred higher volume-related expenses, marketing and sales costs, information technology costs, and depreciation and other costs associated with new attractions and the new service programs. Disneyland incurred higher marketing and sales costs and volume-related expenses associated with the 50th anniversary celebration, as well as higher depreciation and other costs.
Segment Operating Income
     Segment operating income increased 7%, or $58 million, to $899 million due to growth at Walt Disney World and Disneyland. These increases were partially offset by a decrease of $50 million due to the consolidation of Euro Disney and Hong Kong Disneyland beginning in the third quarter of fiscal 2004, and higher pre-opening expenses at Hong Kong Disneyland in the third quarter.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Studio Entertainment
Revenues
     Revenues decreased 11%, or $753 million, to $6.1 billion, due to decreases of $886 million in worldwide home entertainment and $188 million in international theatrical motion picture distribution, which were partially offset by increases of $187 million in television distribution and $97 million in domestic theatrical motion picture distribution.
     Worldwide home entertainment revenues declined due to lower overall unit sales in the current period as there were fewer strong performing titles. The prior-year titles included Finding Nemo, Pirates of the Caribbean and The Lion King Platinum release, while the current period titles included The Incredibles, National Treasure and King Arthur. In international theatrical motion picture distribution, the performances of prior-period titles, which included Finding Nemo, Brother Bear and Haunted Mansion, were stronger than the current period titles, which included The Incredibles and National Treasure. Additionally, the prior-year period had more releases. Higher television distribution revenues were due to better performing titles in the pay television market and more titles being made available in the current period. Higher revenues in domestic theatrical motion picture distribution were due to the strong performances of current period titles, which included The Incredibles, National Treasure, and The Pacifier compared to the prior-period, which included Scary Movie 3, Cold Mountain and Brother Bear.
Costs and Expenses
     Costs and expenses decreased 11%, or $666 million, due to lower costs in worldwide theatrical motion picture distribution and worldwide home entertainment. These declines were partially offset by an increase in television distribution. The decline in costs and expenses in worldwide theatrical distribution were driven by lower distribution costs and lower film write-offs. The prior-year period included higher profile films that had more extensive marketing campaigns to launch the films. The lower costs in worldwide home entertainment were also due to higher profile films in the prior-year period, which included Finding Nemo, Pirates of the Caribbean and The Lion King Platinum Release. Additionally, the Company incurred higher participation costs due to the better performance of Finding Nemo and Pirates of the Caribbean in the prior-year period compared to The Incredibles and National Treasure in the current period. Higher costs and expenses in television distribution were due to higher production cost amortization from increased sales in the current period.
Segment Operating Income
     Segment operating income decreased 14%, or $87 million, to $552 million, due to lower overall unit sales in worldwide home entertainment, partially offset by lower costs in worldwide theatrical motion picture distribution and growth in television distribution.
Consumer Products
Revenues
     Revenues decreased 15%, or $285 million, to $1.6 billion, driven by a decrease of $406 million due to the sale of the Disney Stores North America in November 2004, as well as a decrease of $11 million at Publishing. These decreases were partially offset by increases in merchandise licensing and Buena Vista Games of $88 million and $43 million, respectively.
     The increase in merchandise licensing reflected higher revenues in all lines of business and recognition of contractual minimum guarantee revenues at Toys which increased by $37 million. Growth in other categories was driven by home and infant furnishings and food, health and beauty products. The increase at Buena Vista Games was due to higher Game Boy Advance sales and increased license revenues as well as the recognition of contractual minimum guarantee revenues which increased by $16 million.
Costs and Expenses
     Costs and expenses decreased 20%, or $300 million, to $1.2 billion driven by a decrease of $399 million due to the sale of the Disney Stores North America chain partially offset by higher product development spending at Buena Vista Games and higher expenses at merchandise licensing.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Segment Operating Income
     Segment operating income increased 4%, or $15 million, to $403 million, driven by increased revenues at merchandise licensing and Buena Vista Games, partially offset by increased spending at Buena Vista Games and lower revenues at Publishing.
The Disney Store
     Effective November 21, 2004, the Company sold substantially all of the Disney Stores chain in North America under a long-term licensing arrangement to a wholly-owned subsidiary of The Children’s Place (TCP). The Company received $100 million for the working capital transferred to the buyer at the closing of the transaction. During the nine months ended July 2, 2005, the Company recorded a loss on the working capital that was transferred to the buyer and additional restructuring and impairment charges related to the sale totaling $26 million, of which $2 million was recorded in the third quarter. The restructuring and impairment charges were primarily for employee retention and severance and lease termination costs. Pursuant to the terms of sale, the Disney Stores North America retained its lease obligations related to the stores transferred to the buyer and became a wholly owned subsidiary of TCP. TCP is required to pay the Company a royalty on substantially all of the physical retail store sales beginning on the second anniversary of the closing date of the sale.
     After considering its options with respect to the Disney Store chain in Europe, including a potential sale of the business, the Company has decided to retain and continue to operate the chain.
     The following table provides supplemental revenue and operating income detail for the Disney Stores. Amounts for North America reflect operations through November 20, 2004 (the day prior to the effective date of the sale of these stores).

	Quarter Ended			Nine Months Ended
	July 2,	June 30,		July 2,	June 30,
(in millions)	2005	2004	% Change	2005	2004	% Change
Revenues:
North America	$2	$132	(98)%	$84	$490	(83)%
Europe	58	60	(3)%	255	249	2
Other	4	4	—	14	16	(13)%

	$64	196	(67)%	$353	$755	(53)%

Operating income (loss):
North America	$(6)	$(9)	33%	$(7)	$—	nm
Europe	(7)	(3)	nm	8	17	(53)%
Other	2	1	100%	8	7	14

	$(11)	$(11)	—	$9	$24	(63)%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
CORPORATE AND OTHER NON-SEGMENT ITEMS
Corporate and Unallocated Shared Expenses
Corporate and unallocated shared expenses are as follows:

	Quarter Ended			Nine Months Ended
	July 2,	June 30,		July 2,	June 30,
(in millions)	2005	2004	% Change	2005	2004	% Change
Corporate and unallocated shared expenses	$(124)	$(99)	(25)%	$(342)	$(284)	(20)%
     The increase in corporate and unallocated shared expenses for the quarter and nine months primarily reflected reductions in litigation reserves in the prior year as a result of favorable developments in legal matters.
Net Interest Expense
     Net interest expense is presented below:

	Quarter Ended			Nine Months Ended
	July 2,	June 30,		July 2,	June 30,
(in millions)	2005	2004	% Change	2005	2004	% Change
Interest expense	$(153)	$(174)	12%	$(456)	$(462)	1%
Interest and investment income	19	23	(17)%	31	16	94%
Euro Disney gain on restructuring	—	—	—	61	—	nm

Net interest expense	$(134)	$(151)	11%	$(364)	$(446)	18%

     Interest expense decreased $21 million and $6 million for the quarter and nine months ended July 2, 2005, respectively. Interest expense in the current quarter and nine month periods decreased due to lower average debt balances partially offset by higher effective interest rates. Interest expense for the nine months ended July 2, 2005 included an increase of $36 million due to the consolidation of Euro Disney and Hong Kong Disneyland as only three months of operations are reported in the nine-month period of fiscal 2004 as compared to nine months reported in the current year period.
     See Note 7 to the Condensed Consolidated Financial Statements for a discussion of the Euro Disney gain on restructuring.
     Interest and investment income for the nine months ended July 2, 2005 includes $42 million of write-downs of our investment in a company that licenses technology to the MovieBeam venture, of which $10 million was recorded in the third quarter. The prior-year nine-month period includes a $13 million write-down of another investment, while the current nine-month period includes $14 million in gains from the sale of investments.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Equity in the Income of Investees

	Quarter Ended			Nine Months Ended
	July 2,	June 30,		July 2,	June 30,
(in millions)	2005	2004	% Change	2005	2004	% Change
Equity in the Income of Investees	$125	$126	(1)%	$363	$300	21%
     Equity in the income of investees remained flat for the quarter at $125 million as improved overall performance by the equity investees was offset by a $32 million partial impairment of a cable television investment in Latin America due to revised expectations for long term business performance.
     The increase in equity in the income of investees for the nine months ended July 2, 2005 was due to the absence of equity losses from Euro Disney and improved overall performance by the equity investees partially offset by the $32 million partial impairment of the Latin American cable television investment. Euro Disney was accounted for under the equity method in the first half of the prior-year and was consolidated starting the third quarter of the prior year.
Effective Income Tax Rate

	Quarter Ended			Nine Months Ended
	July 2,	June 30,	ppt	July 2,	June 30,	ppt
	2005	2004	Change	2005	2004	Change
Effective Income Tax Rate	34.0%	36.0%	(2.0)%	35.0%	36.6%	(1.6)%
     The decrease in the effective income tax rate from 36.0% to 34.0% for the current quarter was primarily attributable to the settlement of tax examinations in the intervening periods and an adjustment to tax benefits estimated in the prior year to actual amounts claimed. In addition to the items in the current quarter, the decrease in the effective income tax rate from 36.6% to 35.0% for the nine months was also driven by the favorable resolution of an income tax matter in the first quarter of the current year which resulted in a $24 million tax reserve release.
     The tax provision for the current quarter and nine months reflects an estimated tax benefit of $22 million and $60 million, respectively, from an exclusion provided under U.S. income tax laws with respect to certain extraterritorial income attributable to foreign trading gross receipts (FTGRs). This exclusion was repealed as part of the American Jobs Creation Act of 2004 (the Act), which was enacted on October 22, 2004. The Act provides for a phase-out such that the exclusion for the Company’s otherwise qualifying FTGRs generated in fiscal 2005, 2006 and 2007 will be limited to approximately 85%, 65% and 15%, respectively, and no exclusion will generally be available in fiscal years 2008 and thereafter.
     The Act also made a number of other changes to the U.S. income tax laws which will affect the Company in future years, the most significant of which is a new deduction for qualifying domestic production activities. The IRS and U.S. Treasury Department are expected to issue further guidance regarding the application of this new law by the end of the current fiscal year. We are evaluating and, following the issuance of the additional guidance, will quantify the impact of the new deduction for qualifying domestic production activities.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Pension and Postretirement Benefit Costs
     The Company determines annual net periodic benefit cost for the subsequent fiscal year based on its pension measurement date of June 30 of the prior year. Based on information as of June 30, 2005, we expect net periodic benefit cost for fiscal year 2006 to increase in the range of $125 million to $175 million over the current fiscal year. The majority of these costs are borne by the Parks and Resorts segment. The increase in net periodic benefit cost is driven by the significant decrease in high quality long-term corporate bond yields from June 30, 2004 to June 30, 2005, as the level of these rates on the measurement date determines the discount rate used to calculate the present value of our pension and postretirement liabilities. The lower discount rate causes an increase in the present value of our plan obligations which, in turn, results in higher benefit costs. This increase will also result in the Company recording a significant increase in our minimum pension liability adjustment in other accumulated comprehensive income/(loss) in the fourth quarter of fiscal 2005.
STOCK OPTION ACCOUNTING
     The following table reflects pro forma net income and earnings per share had the Company elected to record stock option expense on a fair value basis:

	Quarter Ended		Nine Months Ended
	July 2,	June 30,	July 2,	June 30,
(in millions, except per share data)	2005	2004	2005	2004
Net income:
As reported	$851	$604	$2,272	$1,829
Less stock option expense	(64)	(106)	(187)	(299)
Tax effect	24	39	69	111

Pro forma after stock option expense	$811	$537	$2,154	$1,641

Diluted earnings per share:
As reported	$0.41	$0.29	$1.09	$0.88
Pro forma after stock option expense	$0.39	$0.26	$1.03	$0.79
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
     Fully diluted shares outstanding and diluted earnings per share include the effect of in-the-money stock options calculated based on the average share price for the period and assumes conversion of the convertible senior notes. The dilution from employee options increases as the Company’s share price increases, as shown below:

Average	Total	Incremental	Percentage of	Hypothetical
Disney	In-the-Money	Diluted	Average Shares	Q3 2005
Share Price	Options	Shares (1)	Outstanding	EPS Impact (3)

$27.17	142 million	— (2)	—	$0.000
30.00	165 million	8 million	0.38%	(0.002)
40.00	223 million	35 million	1.67%	(0.007)
50.00	230 million	54 million	2.58%	(0.010)

(1)	Represents the incremental impact on fully diluted shares outstanding assuming the average share prices indicated, using the treasury stock method. Under the treasury stock method, the proceeds that would be received from the exercise of all in-the-money options are assumed to be used to repurchase shares.

(2)	Fully diluted shares outstanding for the quarter ended July 2, 2005 total 2,096 million and include the dilutive impact of in-the-money options at the average share price for the period of $27.17 and assume conversion of the convertible senior notes. At the average share price of $27.17, the dilutive impact of in-the-money options was 20 million shares for the quarter.

(3)	Based upon Q3 2005 earnings of $851 million, or $0.41 diluted earnings per share.
FINANCIAL CONDITION
     For the nine months ended July 2, 2005, cash and cash equivalents decreased by $8 million as detailed below.

	Nine Months Ended
	July 2,	June 30,
(in millions)	2005	2004	Change
Cash provided by operations	$2,951	$3,403	$(452)
Cash used by investing activities	(1,069)	(863)	(206)
Cash used by financing activities	(1,890)	(1,374)	(516)

(Decrease) Increase in cash and cash equivalents	$(8)	$1,166	$(1,174)

Operating Activities
     Cash provided by operations decreased $452 million to $3.0 billion, primarily due to timing of payments for accounts payable, accrued expenses and income taxes.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Film and Television Costs
     The Company’s Studio and Media Networks segments incur costs to acquire and produce television and feature film content. These amounts are generally expensed based on the ratio of the current period’s gross revenues to estimated remaining total gross revenues. Spending and amortization for the nine months ended July 2, 2005 and June 30, 2004 are as follows:

	Nine Months Ended
(in millions)	July 2,	June 30,
Source/(use) of cash	2005	2004
Film and Television Production
Spending	$(2,012)	$(1,633)
Amortization	2,370	2,105

Net Change	$358	$472

Broadcast Programming Costs
Spending	$(2,831)	$(3,199)
Amortization	2,736	2,968

Net Change(1)(2)	$(95)	$(231)

(1)	Broadcast programming costs are classified as current or non-current depending upon the expected timing of airing of the program. The net change in broadcast programming is allocated between current and non-current programming as follows:

	July 2,	June 30,
(in millions)	2005	2004
Non-current	$(43)	$(307)
Current	(52)	76

	$(95)	$(231)

(2)	In addition to the cash spending amounts detailed above, we record programming assets with a corresponding increase to programming liabilities when the programming becomes available to us. These amounts were $119 million and $45 million for the nine months ended July 2, 2005 and June 30, 2004, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Investing Activities
     During the nine months ended July 2, 2005, the Company invested $1.2 billion in parks, resorts and other properties. Investments in parks, resorts and other properties by segment are as follows:

	Nine Months Ended
	July 2,	June 30,
(in millions)	2005	2004
Media Networks	$125	$137
Parks and Resorts
Domestic	497	476
International (1)	482	142
Studio Entertainment	26	21
Consumer Products	7	8
Corporate and unallocated	50	110

	$1,187	$894

(1)	Represents 100% of Euro Disney and Hong Kong Disneyland’s capital expenditures for all periods since the Company began consolidating the results of operations and cash flows of these two entities beginning April 1, 2004.
     Capital expenditures for the Parks and Resorts segment are principally for theme park and resort expansion, new rides and attractions and recurring capital and capital improvements. The international park spending in 2005 primarily reflects Hong Kong Disneyland construction cost where capital expenditures totaled $428 million compared to the prior-year amount of $129 million which includes only three months of activity as the Company began consolidating the results of Hong Kong Disneyland on April 1, 2004. Our equity partner funded $104 million of Hong Kong Disneyland’s cash requirement for the current nine-month period which is included as a source of cash in financing activities.
Financing Activities
     During the nine months ended July 2, 2005, the Company’s borrowing activity was as follows:

	September 30,				July 2,
(in millions)	2004	Additions	Payments	Other activity	2005
Commercial paper borrowings	$100	819	$—	$(2)	$917
U.S. medium-term notes	6,624	—	(775)	—	5,849
Convertible senior notes	1,323	—	—	—	1,323
Other U.S. dollar denominated debt	305	—	—	—	305
Privately placed debt	254	—	(47)	—	207
European medium-term notes	1,099	—	(886)	—	213
Preferred stock	373	—	—	(7)	366
Capital Cities/ABC and ABC Family debt	189	—	—	(2)	187
Other(1)	455	—	(2)	(145)	308
Euro Disney borrowings(2)	2,221	—	(13)	(156)	2,052
Hong Kong Disneyland borrowings	545	245	—	17	807

Total	$13,488	$1,064	$(1,723)	$(295)	$12,534

(1)	The $145 million included in other activity is primarily adjustments related to interest rate hedging activity.

(2)	Other activity included a $130 million reduction of Euro Disney senior debt using cash security deposits and a $17 million decrease due to foreign currency translation as a result of the appreciation of the U.S. dollar against the Euro.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
     The Company’s bank facilities are as follows:

	Committed	Capacity	Unused
(in millions)	Capacity	Used	Capacity
Bank facilities expiring 2009(1)	$2,250	$208	$2,042
Bank facilities expiring 2010(1)	2,250	—	2,250

Total	$4,500	$208	$4,292

(1)	These bank facilities allow for borrowings at LIBOR-based rates plus a spread, which depends on the Company’s public debt rating and can range from 0.175% to 0.575%. As of July 2, 2005, the Company had not borrowed under these bank facilities. The Company also has the ability to issue up to $500 million of letters of credit under the facility expiring in 2009, which if utilized, reduces available borrowing. As of July 2, 2005, $208 million of letters of credit had been issued under this facility.
     The Company expects to use commercial paper borrowings up to the amount of its above unused bank facilities, in conjunction with term debt issuance and operating cash flow, to retire or refinance other borrowings before or as they come due.
     On January 18, 2005, the Company filed a shelf registration statement which allows the Company to borrow up to $5 billion and effectively replaces a previously-filed $7.5 billion shelf registration. The terms of the $5 billion shelf registration are substantially similar to those of the $7.5 billion shelf. The Company subsequently established a domestic medium-term note program under the new shelf, which permits issuance of $5 billion of additional debt instruments, of which none have been issued at July 2, 2005. In addition to the shelf, the Company also has a Euro medium-term note program, which permits issuance of approximately $4 billion of additional debt instruments, of which $0.2 billion has been utilized at July 2, 2005.
     The Company declared a $490 million dividend ($0.24 per share) on December 1, 2004 related to fiscal 2004, which was paid on January 6, 2005 to shareholders of record on December 10, 2004. The Company paid a $430 million dividend ($0.21 per share) during the second quarter of fiscal 2004 related to fiscal 2003.
     During the current nine-month period, the Company repurchased 49 million shares of Disney common stock for $1.4 billion, of which 33 million shares for $0.9 billion were repurchased in the third quarter. As of July 2, 2005, the Company had authorization in place to repurchase approximately 267 million additional shares.
     We believe that the Company’s financial condition is strong and that its cash balances, other liquid assets, operating cash flows, access to debt and equity capital markets and borrowing capacity, taken together, provide adequate resources to fund ongoing operating requirements and future capital expenditures related to the expansion of existing businesses and development of new projects. However, the Company’s operating cash flow and access to the capital markets can be impacted by macroeconomic factors outside of its control. In addition to macroeconomic factors, the Company’s borrowing costs can be impacted by short and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on the Company’s performance as measured by credit metrics such as interest coverage and leverage ratios. As of July 2, 2005, Moody’s Investors Service’s long and short-term debt ratings for the Company were Baal and P-2, respectively; with a positive outlook on the long-term rating; and Standard & Poor’s long and short-term debt ratings for the Company were A- and A-2, respectively, with stable outlook. The Company’s bank facilities contain only one financial covenant, relating to interest coverage, which the Company met on July 2, 2005, by a significant margin. The Company’s bank facilities also specifically exclude certain entities, including Euro Disney and Hong Kong Disneyland, from any representations, covenants or events of default.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
COMMITMENTS AND CONTINGENCIES
Legal and Tax Matters
     As disclosed in the Notes 13 and 14 to the Condensed Consolidated Financial Statements the Company has exposure for certain legal and tax matters.
Aircraft leveraged lease investment
     As disclosed in Note 4 to the Condensed Consolidated Financial Statements, the Company’s $153 million aircraft leveraged lease investments are exposed to the credit risk of the carriers. As discussed in Note 4, we are closely monitoring Delta Air Lines Inc.’s (Delta) financial restructuring progress as $101 million of our lease investment is with Delta. Although Delta remains current on their lease payments to us, the inability of Delta to make their lease payments, or the termination of our lease through a bankruptcy proceeding, could result in the write-down of our investment and the acceleration of certain income tax payments.
Information Technology Outsourcing
     During the quarter, the Company entered into agreements with two suppliers to outsource certain information technology functions and support services. The transition of services to the new suppliers began in late July 2005. The terms of these agreements extend five to seven years with an option for the Company to extend for an additional two to three years. The Company will retain all responsibility and authority for systems architecture, technology strategy, and product standards under the agreements. While payments under these agreements are primarily variable, the Company anticipates spending approximately $1.3 billion for these services over the next seven years, which is less than what we estimate we would have spent had we not outsourced these functions.
Contractual commitments and guarantees
     See Note 13 to the Condensed Consolidated Financial Statements for information regarding the Company’s contractual commitments and guarantees.
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
     For film productions, estimated remaining gross revenue from all sources includes revenue that will be earned within ten years of the date of the initial theatrical release. For television series, we include revenues that will be earned within ten years of the delivery of the first episode, or if still in production, five years from the date of delivery of the most recent episode, if later. For acquired film libraries, remaining revenues include amounts to be earned for up to 20 years from the date of acquisition.
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
Pension and Postretirement Benefit Plan Actuarial Assumptions
     The Company’s pension and postretirement medical benefit obligations and related costs are calculated using actuarial concepts, within the framework of Statement of Financial Accounting Standards No. 87 Employer’s Accounting for Pensions and Statement of Financial Accounting Standards No. 106, Employer’s Accounting for Postretirement Benefits Other than Pensions, respectively. Two critical assumptions, the discount rate and the expected return on plan assets, are important elements of expense and/or liability measurement. We evaluate these critical assumptions annually. Refer to the 2004 Annual Report for estimated impacts of changes in these assumptions. Other assumptions include the healthcare cost trend rate and employee demographic factors such as retirement patterns, mortality, turnover and rate of compensation increases.
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
Income Tax Audits
     As a matter of course, the Company is regularly audited by federal, state and foreign tax authorities. From time to time, these audits result in proposed assessments. Among current audits, the Internal Revenue Service (IRS) is examining the Company’s federal income tax returns for 1996 through 2000. In connection with this examination, the IRS has proposed assessments with respect to certain of the Company’s tax positions for the years under examination. However, the Company continues to believe that its tax positions comply with applicable tax law and intends to defend its positions vigorously. The Company believes it has adequately provided for any reasonably foreseeable outcome of these matters and does not anticipate any material earnings impact from their ultimate resolution. During the first quarter of fiscal 2005, there was a favorable resolution of an income tax matter that resulted in a $24 million tax reserve release.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Accounting Changes
EITF D-108
     On September 30, 2004, the EITF issued EITF D-108. EITF D-108 requires that a direct value method be used to value intangible assets acquired in business combinations completed after September 29, 2004. EITF D-108 also requires the Company to perform an impairment test using a direct value method on all intangible assets that were previously valued using the residual method. This impairment test is required to be performed no later than the beginning of fiscal 2006 for the Company. Any impairments arising from the initial application of a direct value method would be reported as a cumulative effect of accounting change. For radio station acquisitions subsequent to the acquisition of Cap Cities/ABC, Inc. in 1996, the Company has applied the residual value method to value the acquired FCC licenses. The remaining net book value of FCC licenses that were valued under the residual method was approximately $550 million at July 2, 2005. The Company is in the process of evaluating the impact that adopting EITF D-108 will have on the Company’s financial statements. Based on our analysis to date, we believe that some of these FCC licenses may be impaired under EITF D-108, but we currently do not expect such impairment to exceed $65 million.
SFAS 123R
     In December 2004, the FASB issued SFAS 123R. The statement requires companies to record stock option expense in its financial statements based on a fair value methodology beginning no later than the first fiscal quarter beginning after June 15, 2005. The SEC subsequently deferred the implementation date for SFAS 123R to the first fiscal year that begins after June 15, 2005 which is the first quarter of fiscal 2006 for the Company. The Company is evaluating the impact of the new standard and the method and timing of adoption. Although we have not completed our analysis, we anticipate that the expense would not exceed the amounts disclosed in Note 12 to the Condensed Consolidated Financial Statements had the Company been expensing under the new rule.
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
     Our objectives in managing exposure to interest rate changes are to limit the impact of interest rate volatility on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we primarily use interest rate swaps to manage net exposure to interest rate changes related to the Company’s portfolio of borrowings. By policy, the Company maintains fixed-rate debt as a percentage of its net debt between minimum and maximum percentages.
     Our objective in managing exposure to foreign currency fluctuations is to reduce volatility of earnings and cash flow in order to allow management to focus on core business issues and challenges. Accordingly, the Company enters into various contracts that change in value as foreign exchange rates change to protect the U.S. dollar equivalent value of its existing foreign currency assets, liabilities, commitments and forecasted foreign currency revenues. The Company utilizes option strategies and forward contracts that provide for the sale of foreign currencies to hedge probable, but not firmly committed, transactions. The Company also uses forward contracts to hedge foreign currency assets and liabilities. The principal foreign currencies hedged are the Euro, British pound, Japanese yen and Canadian dollar. Cross-currency swaps are used to effectively convert foreign currency denominated borrowings to U.S. dollar denominated borrowings. By policy, the Company maintains hedge coverage between minimum and maximum percentages of its forecasted foreign exchange exposures generally for periods not to exceed five years. The gains and losses on these contracts offset changes in the U.S. dollar equivalent value of the related exposures.
     It is the Company’s policy to enter into foreign currency and interest rate derivative transactions and other financial instruments only to the extent considered necessary to meet its objectives as stated above. The Company does not enter into these transactions or any other hedging transactions for speculative purposes.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
FORWARD LOOKING STATEMENTS
     The Private Securities Litigation Reform Act of 1995 (the Act) provides a safe harbor for “forward-looking statements” made by or on behalf of the Company. We may from time to time make written or oral statements that are “forward-looking” including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to our shareholders. All forward-looking statements are made on the basis of management’s views and assumptions regarding future events and business performance as of the time the statements are made and the Company does not undertake any obligation to update its disclosure relating to forward looking matters. Actual results may differ materially from those expressed or implied. Such differences may result from actions taken by the Company, including restructuring or strategic initiatives (including capital investments or asset acquisitions or dispositions), as well as from developments beyond the Company’s control, including international, political, health concern, weather related and military developments, technological developments and changes in domestic and global economic conditions, competitive conditions and consumer preferences. Such developments may affect travel and leisure businesses generally and may, among other things, affect the performance of the Company’s theatrical and home entertainment releases, the advertising market for broadcast and cable television programming, expenses of providing medical and pension benefits, demand for our products and performance of some or all company businesses either directly or through their impact on those who distribute our products. Additional factors are set forth in the 2004 Annual Report under the heading “Factors that may affect forward-looking statements.”

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
     Based on their evaluation as of July 2, 2005, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
     Since our Form 10-Q filing for the quarter ended April 2, 2005, developments identified below occurred in the following legal proceedings. For information on certain other legal proceedings, see Note 13 to the Condensed Consolidated Financial Statements included in this report.
     Milne and Disney Enterprises, Inc. v. Stephen Slesinger, Inc. On November 5, 2002, Clare Milne, the granddaughter of A. A. Milne, author of the Winnie the Pooh books, and the Company’s subsidiary Disney Enterprises, Inc. filed a complaint against Stephen Slesinger, Inc. (SSI) in the United States District Court for the Central District of California. On November 4, 2002, Ms. Milne served notices to SSI and the Company’s subsidiary terminating A. A. Milne’s prior grant of rights to Winnie the Pooh, effective November 5, 2004, and granted all of those rights to the Company’s subsidiary. In their lawsuit, Ms. Milne and the Company’s subsidiary seek a declaratory judgment, under United States copyright law, that Ms. Milne’s termination notices were valid; that SSI’s rights to Winnie the Pooh in the United States terminated effective November 5, 2004; that upon termination of SSI’s rights in the United States, the 1983 licensing agreement that is the subject of the Stephen Slesinger, Inc. v. The Walt Disney Company lawsuit terminated by operation of law; and that, as of November 5, 2004, SSI was entitled to no further royalties for uses of Winnie the Pooh. SSI filed (a) an answer denying the material allegations of the complaint and (b) counterclaims seeking a declaration that (i) Ms. Milne’s grant of rights to Disney Enterprises, Inc. is void and unenforceable and (ii) Disney Enterprises, Inc. remains obligated to pay SSI royalties under the 1983 licensing agreement. SSI also filed a motion to dismiss the complaint or, in the alternative, for summary judgment. Subsequently, the Court ruled that Milne’s termination notices are invalid and dismissed SSI’s counterclaims as moot. Following further motions SSI filed an amended answer and counterclaims and a third-party complaint against Harriet Hunt (heir to E. H. Shepard, illustrator of the original Winnie the Pooh stories), who had served a notice of termination and a grant of rights similar to Ms. Milne’s. By order dated August 3, 2004, the Court granted SSI leave to amend its answer to assert counterclaims against the Company allegedly arising from the Milne and Hunt terminations and the grant of rights to the Company’s subsidiary for (a) unlawful and unfair business practices; and (b) breach of the 1983 licensing agreement. In November 2004, the District Court granted a motion by Milne to dismiss her complaint for the purpose of obtaining a final appealable order of dismissal, so as to permit her appeal to the Court of Appeals to proceed. Oral argument of that appeal is scheduled to be heard on September 13, 2005.
     Shamrock Holdings of California, Inc. v. Iger. On May 9, 2005, Shamrock Holdings of California, Inc., Roy Disney and Stanley Gold filed a complaint against The Walt Disney Company and Company directors Robert Iger, Michael Eisner, Judith Estrin, John Chen, Aylwin Lewis, Monica Lozano, George Mitchell and Fr. Leo O’Donovan in the Delaware Court of Chancery. The complaint alleged that the representations made by the defendants in connection with the process of selecting the Company’s next Chief Executive Officer were false and misleading, and that this led Shamrock, Disney and Gold to forego running an alternate slate of directors at the Company’s 2005 Annual Meeting. The complaint sought an order voiding the 2005 election of directors, compelling the Company to hold another election of directors, and enjoining the defendants from changing either Eisner or Iger’s compensation or employment contracts. On July 11, 2005, the complaint was dismissed with prejudice pursuant to a settlement agreement between the parties, as set forth in the Form 8-K filed by the Company on July 14, 2005.
     In re The Walt Disney Company Derivative Litigation. William and Geraldine Brehm and thirteen other individuals filed an amended and consolidated complaint on May 28, 1997 in the Delaware Court of Chancery seeking, among other things, a declaratory judgment against each of the Company’s directors as of December 1996 that the Company’s 1995 employment agreement with its former president Michael S. Ovitz, was void, or alternatively that Mr. Ovitz’s termination should be deemed a termination “for cause” and any severance payments to him forfeited. On October 8, 1998, the Delaware Court of Chancery dismissed all counts of the amended complaint. Plaintiffs appealed, and on February 9, 2000, the Supreme Court of Delaware affirmed the dismissal but ruled also that plaintiffs should be permitted to file an amended complaint in accordance with the Court’s opinion. The plaintiffs filed their amended complaint on January 3, 2002. On February 6, 2003, the Company’s directors’ motion to dismiss the amended complaint was converted by the Court to a motion for summary judgment and the plaintiffs were permitted to take discovery. The Company and its directors answered the amended complaint on April 1, 2003. On May 28, 2003, the Court (treating as a motion to dismiss the motion for summary judgment into which it had converted the original motion on February 6, 2003) denied the directors’ motion to dismiss the amended complaint. Trial commenced on October 20, 2004 and on August 9, 2005, the Delaware Court of Chancery issued an order entering judgment against the plaintiffs and in favor of all defendants on all counts.
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
     Management believes that it is not currently possible to estimate the impact, if any, that the ultimate resolution of these and previously reported matters will have on the Company’s results of operations, financial position or cash flows.
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

PART II. OTHER INFORMATION —(continued)
ITEM 2. Issuer Purchases of Equity Securities
     The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended July 2, 2005:

			Total
			Number of	Maximum
			Shares	Number of
			Purchased as	Shares that
			Part of	May Yet Be
	Total		Publicly	Purchased
	Number of	Average	Announced	Under the
	Shares	Price Paid	Plans or	Plans or
Period	Purchased (1)	per Share	Programs	Programs(2)
April 3, 2005 — April 30, 2005	126,897	$27.48	—	300 million
May 1, 2005 — May 28, 2005	10,430,553	27.41	10,281,400	290 million
May 29, 2005 — July 2, 2005	23,210,299	27.50	23,053,000	267 million

Total	33,767,749	$27.47	33,334,400	267 million

(1)	433,349 shares were purchased on the open market to provide shares to participants in the Walt Disney Investment Plan (WDIP) and Employee Stock Purchase Plan (ESPP). These purchases were not made pursuant to a publicly announced repurchase plan or program.

(2)	Under a share repurchase program most recently reaffirmed by the Company’s Board of Directors on April 21, 1998, and implemented effective June 10, 1998, the Company was authorized to repurchase up to 400 million shares of its common stock. The repurchase program does not have an expiration date.

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

August 10, 2005
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