Form 10-K
period 2005-10-01
WALT DISNEY CO/
filed 2005-12-07
CIK 1001039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended October 1, 2005

Commission File Number 1-11605

Incorporated in Delaware 500 South Buena Vista Street, Burbank, California 91521 (818) 560-1000	I.R.S. Employer Identification No. 95-4545390

Securities Registered Pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	on Which Registered

Common Stock, $.01 par value	New York Stock Exchange and Pacific Stock Exchange
7% Quarterly Interest Bonds due 2031	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act: None.

      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes     ✓     No

      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes               No ✓
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes     ✓     No
      Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [     ]
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes     ✓     No
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes                No ✓
      The aggregate market value of common stock held by non-affiliates (based on the closing price on the last business day of the registrant’s most recently completed second fiscal quarter as reported on the New York Stock Exchange-Composite Transactions) was $58.3 billion. All executive officers and directors of the registrant and all persons filing a Schedule 13D with the Securities and Exchange Commission in respect to registrant’s common stock have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.
      There were 1,923,609,276 shares of common stock outstanding as of December 2, 2005.

Documents Incorporated by Reference

      Certain information required for Part III of this report is incorporated herein by reference to the proxy statement for the 2006 annual meeting of the Company’s shareholders.

THE WALT DISNEY COMPANY AND SUBSIDIARIES

(This page intentionally left blank)

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

      Information on revenues, operating income, identifiable assets and supplemental revenue of the Company’s business segments and by geographical area appears in Note 1 to the Consolidated Financial Statements included in Item 8 hereof. The Company employed approximately 133,000 people as of October 1, 2005.

MEDIA NETWORKS

      The Media Networks segment is comprised of domestic broadcast television network, domestic television stations, cable/satellite networks and international broadcast operations, television production and distribution, domestic broadcast radio networks and stations and internet operations.

Domestic Broadcast Television Network

      The Company operates the ABC Television Network, which as of October 1, 2005 had 226 affiliated stations operating under agreements and reaching 99% of all U.S. television households. The ABC Television Network broadcasts programs in “dayparts” as follows: early morning, daytime, primetime, late night, news, children and sports.

      Generally, the television network produces its own programs or acquires broadcast rights from other producers and rights holders for network programming, and pays varying amounts of compensation to affiliated stations for broadcasting the programs and commercial announcements included therein. The ABC Television Network derives substantially all of its revenues from the sale to advertisers of time in network programs for commercial announcements. The ability to sell time for commercial announcements and the rates received are primarily dependent on the size and nature of the audience that the network can deliver to the advertiser as well as overall advertiser demand for time on network broadcasts.

Domestic Broadcast Television Stations

      We own nine very high frequency (VHF) television stations, five of which are located in the top ten markets in the United States and one ultra high frequency (UHF) television station. All our television stations are affiliated with the ABC Television Network, transmit both analog and digital signals, and collectively reach 24% of the nation’s television households.

      Markets, frequencies and other station details are as follows:

			Television
		Analog	Market
Market	TV Station	Channel	Ranking(1)

New York, NY	WABC-TV	7	1
Los Angeles, CA	KABC-TV	7	2
Chicago, IL	WLS-TV	7	3
Philadelphia, PA	WPVI-TV	6	4
San Francisco, CA	KGO-TV	7	6
Houston, TX	KTRK-TV	13	11
Raleigh-Durham, NC	WTVD-TV	11	29
Fresno, CA	KFSN-TV	30	58
Flint, MI	WJRT-TV	12	65
Toledo, OH	WTVG-TV	13	70

(1)	Based on Nielsen Media Research, U.S. Television Household Estimates, January 1, 2005

Cable/Satellite Networks and International Broadcast Operations

      Our cable/satellite networks and international broadcast operations are principally involved in the distribution of television programming, the licensing of programming to domestic and international markets and investing in foreign television broadcasting, production and distribution entities.

      Generally, the cable networks produce their own programs or acquire programming rights from other producers and rights holders for network programming. Cable operations derive substantially all of their revenues from affiliate fees charged to cable service providers and/or the sale to advertisers of time in network programs for commercial announcements. The amounts that we can charge to our service providers for our cable services are largely dependent on competition and the quality and quantity of programming that we can provide. Generally, the Company’s cable networks are committed to multi-year carriage agreements with contractually determined prices. The ability to sell time for commercial announcements and the rates received are primarily dependent on the size and nature of the audience that the network can deliver to the advertiser as well as overall advertiser demand.

      The Company’s most significantly penetrated cable properties and their ownership percentage and subscribers as of October 1, 2005 are set forth in the following table:

		Subscribers
Property	Ownership %	(in millions)

ESPN(1)	80.0	90
ESPN2(1)	80.0	89
ESPN Classic(1)	80.0	58
ESPNEWS(1)	80.0	46
Disney Channel(1)	100.0	87
International Disney Channels(2)	100.0	42
Toon Disney(1)	100.0	50
SOAPnet(1)	100.0	44
ABC Family Channel(1)	100.0	89
JETIX Europe(2)	74.4	42
JETIX Latin America(2)	100.0	12
A&E(1)	37.5	90

		Subscribers
Property	Ownership %	(in millions)

The History Channel(1)	37.5	89
The Biography Channel(1)	37.5	35
History International(1)	37.5	35
A&E International(2)	37.5	60
Lifetime Television(1)	50.0	90
Lifetime Movie Network(2)	50.0	46
Lifetime Real Women(2)	50.0	14
E! Entertainment Television(1)	39.6	87
Style(1)	39.6	41

(1)	U.S. subscriber counts according to Nielsen Media Research as of October 1, 2005

(2)	Not rated by Nielsen. Subscriber count represents number of subscribers receiving the service based on internal management reports

      The Company has various other international investments in broadcast and cable properties in addition to those listed in the above table.

      ESPN. ESPN, Inc. is a cable and satellite television service which operates six domestic television sports networks: ESPN, ESPN2, ESPN Classic, ESPNEWS, ESPN Deportes (a Spanish language network launched in January 2004) and ESPNU (a network devoted to college sports which launched in March 2005). ESPN also operates two high-definition television simulcast services, ESPN HD and ESPN2 HD. ESPN, Inc. owns, has equity interests in, or has distribution agreements with 29 international networks, reaching households in more than 190 countries and territories. In addition, ESPN holds a 50% equity interest in ESPN STAR Sports, which delivers sports programming throughout most of Asia and a 30% equity interest in CTV Specialty Television, Inc., which owns The Sports Network, Le Réseau des Sports, ESPN Classic Canada, the NHL Network and Discovery Canada, among other media properties in Canada.

      ESPN also operates several other brand extensions, including ESPN.com, an Internet sports content provider; ESPN Regional Television; ESPN Radio, which is distributed through the ABC Radio Networks; ESPN The Magazine; BASS, the largest fishing organization in the world; and ESPN Enterprises, which develops branded licensing opportunities. In addition, ESPN Zone sports-themed dining and entertainment facilities are operated by and included in the Parks and Resorts segment. ESPN also provides content for newer technologies such as broadband, wireless, and video-on-demand.

      Disney Channel. Disney Channel is a cable and satellite television service. Shows developed for initial exhibition on Disney Channel include live-action comedy series such as The Suite Life of Zack & Cody and That’s So Raven; animated programming including American Dragon: Jake Long and The Buzz on Maggie, both produced by Walt Disney Television Animation; and educational preschool series like Higglytown Heroes, JoJo’s Circus and the upcoming Disney’s Little Einsteins for the channel’s Playhouse Disney programming block, as well as projects for its popular Disney Channel Original Movie franchise. The balance of the programming consists of products acquired from third parties and products from our owned theatrical film and television programming library.

      The fall 2005 season on Disney Channel saw the return of The Suite Life of Zack & Cody and That’s So Raven with new episodes. Upcoming series premieres include the new live action series Hannah Montana and the new animated series Disney’s The Emperor’s New School, both produced by Disney Channel and set to premiere in early 2006. Many of the children’s live action and animated series produced for the Disney Channel and the Company’s other cable properties are also aired during the

Saturday morning childrens daypart, “ABC Kids” including The Suite Life of Zack & Cody, The Buzz on Maggie, Power Rangers: S.P.D., The Proud Family, Disney’s Lilo and Stitch, That’s So Raven, Disney’s Kim Possible, and Phil of the Future.

      Disney Channel also reaches beyond the United States via its international operations. Programming on these operations consists primarily of the Company’s originally produced series and movies, library theatrical films and television programs, products acquired from third parties and locally produced programming. We continue to explore the further development of Disney Channel in other countries around the world.

      International Disney Channels and launch dates are set forth in the following table:

Channel	Launch Date

Taiwan	March 1995
UK	October 1995
Australia	June 1996
Malaysia(1)	October 1996
France	March 1997
Middle East	April 1997
Spain	April 1998
Italy	October 1998
Germany	October 1999
Philippines(1)	January 2000
Singapore(1)	February 2000
Brunei(1)	February 2000
North Latin America(2)	July 2000
South Latin America(2)	July 2000
Brazil	April 2001
Portugal	November 2001
South Korea(1)	March 2002
Indonesia(1)	July 2002
Sweden(3)	February 2003
Norway(3)	February 2003
Denmark(3)	February 2003
Japan	November 2003
New Zealand(4)	December 2003
Hong Kong(1)	March 2004
India	December 2004

(1)	Represents feed extensions from the Asia regional channel

(2)	Represents feed extensions from the Latin America regional channel

(3)	Represents feed extensions from the Scandinavian regional channel (note that these three feeds comprise one channel)

(4)	Represents feed extensions from the Australian regional channel

      Toon Disney. Toon Disney was launched in 1998 and is intended to appeal to children and features an array of family-friendly, predominantly animated programming from the Disney library. Toon Disney is the primetime home of JETIX, a block consisting of action adventure programming.

This year, Toon Disney added several new series in the JETIX block including Power Rangers: S.P.D., W.I.T.C.H. and the original animated series Get Ed, produced by Walt Disney Television Animation.

      SOAPnet. SOAPnet was launched in January 2000 and offers a wide variety of soap opera and related programming 24 hours a day, seven days a week. SOAPnet’s primetime schedule features same-day repeat telecasts of the top-rated daytime series including All My Children, Days of Our Lives, One Life To Live and General Hospital. In addition, the network provides inside access to stars and storylines with original programs, including the Emmy-nominated one-hour talk show, Soap Talk, and the reality series I Wanna Be A Soap Star. SOAPnet also offers primetime classics including Melrose Place, Dynasty, Dallas and Knots Landing.

      ABC Family. In October 2001, the Company acquired Fox Family Channel, which was later renamed ABC Family, through its acquisition of Fox Family Worldwide, Inc. ABC Family is a U.S. television programming service which targets adults 18-34 and provides programming that consists of originally produced series and movies, product acquired from third parties and products from our owned theatrical film library.

      JETIX. As part of the acquisition of Fox Family Worldwide, Inc., the Company acquired a 76% ownership interest in JETIX Europe, a publicly traded pan-European integrated children’s entertainment company formerly known as Fox Kids Europe, and a 100% ownership interest in JETIX Latin America, formerly known as Fox Kids Latin America, which is operated by Disney Channel Latin America.

      A&E Television Networks. The A&E Television Networks are television programming services devoted to cultural and entertainment programming and include A&E, A&E International, The History Channel, History International, a network that provides viewers with a window into non-U.S. perspectives, and The Biography Channel, launched in 1998, which is dedicated to exploration of the lives of exceptional people.

      Lifetime Entertainment Services. Lifetime Entertainment Services includes: Lifetime Television, which is devoted to women’s lifestyle programming; the Lifetime Movie Network, a 24-hour movie channel; and Lifetime Real Women, a 24-hour cable network with programming from a woman’s point of view.

      E! Entertainment Television. E! Entertainment Television is a television programming service focused on the entertainment world. E! Entertainment Television also includes Style, a 24-hour television service devoted to style, beauty and home design.

      The Company’s share of the financial results of A&E, Lifetime, E! Entertainment Television and other broadcast and cable equity investments is reported under the heading “Equity in the income of investees” in the Company’s Consolidated Statements of Income.

Television Production and Distribution

      We also develop and produce television programming for distribution to global broadcasters and cable and satellite operators, including the major television networks, Disney Channel and other cable and satellite networks, under the Buena Vista Television, Buena Vista Productions, Touchstone Television and Walt Disney Television labels. Program development is carried out in collaboration with a number of independent writers, producers and creative teams, with a focus on the development, production and distribution of half-hour comedies and one-hour dramas for network primetime broadcast. The one-hour dramas produced by Touchstone Television Alias, Desperate Housewives, Grey’s Anatomy, and Lost and the half-hour comedies According to Jim, Hope & Faith, Less Than Perfect, Rodney, and Scrubs (for NBC), were all renewed for the 2005/2006 television season. In addition, According to Jim and Scrubs will enter the domestic syndication market in 2006. New primetime series that premiered in the fall of 2005 included the one-hour dramas Commander in Chief, Criminal Minds (for CBS), Ghost Whisperer (for CBS) and Night Stalker. Planned midseason shows include one-hour dramas In Justice and What About Brian and comedies Crumbs and Everything I Know about Men (for CBS). For the ABC Family Channel, the Company produces the successful children’s program, Power Ranger: S.P.D. the latest version of the popular Power Rangers franchise.

      Under the Walt Disney Television and Buena Vista Television labels the Company develops and produces animated children’s television programming for distribution to broadcasters throughout the world, including Disney Channel, the ABC Television Network, and other cable broadcasters.

      The Company also licenses its animated television properties in a number of foreign television markets. In addition, we syndicate certain of our television programs abroad.

      The Company also produces original television movies for The Wonderful World of Disney, which the ABC Television Network airs on Saturday evenings along with theatricals which air as ABC Movies of the Week

      Under the Buena Vista Production label, we produce a variety of primetime specials for exhibition on network television, as well as live-action syndicated programming, which includes Live! with Regis and Kelly and The Tony Danza Show, daily talk shows, Ebert & Roeper, a weekly motion picture review program, and game shows, such as Who Wants to Be a Millionaire.

Domestic Broadcast Radio Networks and Stations

      We operate the ABC Radio Networks, which include the ESPN Network and Radio Disney Network and provide programming to approximately 4,600 affiliated radio stations reaching approximately 108 million domestic listeners weekly. We own 52 standard AM radio stations and 19 FM radio stations. The ABC Radio Networks produce and distribute to affiliates a variety of programs and formats, including ABC News Radio and other news network programming, syndicated talk and music programs, and 24-hour music formats. In addition, the ABC Radio Networks produce Radio Disney, a 24-hour music and talk format intended to appeal to children and their parents. Radio Disney is carried in 54 markets, covering more than 60 percent of the U.S. market. ABC Radio Networks also distributes the ESPN Radio format, which is carried on more than 700 stations, including 306 full-time (five of which are owned by the Company), making it the largest radio sports network in the United States.

      Of the Company’s 42 owned radio stations located in the top 20 U.S. radio markets, 24 carry predominantly locally originated music and talk programming, 14 carry the Radio Disney format and four carry the ESPN Radio format. Of the Company’s 29 radio stations in the non-top-20 markets, 26 carry the Radio Disney format, two carry non-ABC programming, and one carries the ESPN Radio format. Our radio stations reach 14 million people weekly in the top 20 United States radio markets.

      The business model for the Radio Networks is substantially the same as that for ABC Television Network.

      Markets, frequencies and other station details are as follows:

			Radio
	Radio		Market
Market	Station	Frequency	Ranking(1)

New York, NY	WABC	AM	1
New York, NY	WPLJ	FM	1
New York, NY	WEPN	AM	1
Los Angeles, CA	KABC	AM	2
Los Angeles, CA	KSPN	AM	2
Los Angeles, CA	KDIS	AM	2
Los Angeles, CA	KLOS	FM	2
Chicago, IL	WLS	AM	3

			Radio
	Radio		Market
Market	Station	Frequency	Ranking(1)

Chicago, IL	WMVP	AM	3
Chicago, IL	WRDZ	AM	3
Chicago, IL	WZZN	FM	3
San Francisco, CA	KGO	AM	4
San Francisco, CA	KSFO	AM	4
San Francisco, CA	KMKY	AM	4
Dallas-Fort Worth, TX	WBAP	AM	5
Dallas-Fort Worth, TX	KMKI	AM	5
Dallas-Fort Worth, TX	KTYS	FM	5
Dallas-Fort Worth, TX	KSCS	FM	5
Dallas-Fort Worth, TX	KESN	FM	5
Philadelphia, PA	WWJZ	AM	6
Houston, TX	KMIC	AM	7
Washington, D.C.	WMAL	AM	8
Washington, D.C.	WRQX	FM	8
Washington, D.C.	WJZW	FM	8
Detroit, MI	WJR	AM	9
Detroit, MI	WDVD	FM	9
Detroit, MI	WDRQ	FM	9
Atlanta, GA	WDWD	AM	10
Atlanta, GA	WKHX	FM	10
Atlanta, GA	WYAY	FM	10
Boston, MA	WMKI	AM	11
Miami, FL	WMYM	AM	12
Seattle, WA	KKDZ	AM	14
Phoenix, AZ	KMIK	AM	15
Minneapolis, MN	KDIZ	AM	16
Minneapolis, MN	KQRS	FM	16
Minneapolis, MN	KXXR	FM	16
Minneapolis, MN(2)	WGVX	FM	16
Minneapolis, MN(2)	WGVY	FM	16
Minneapolis, MN(2)	WGVZ	FM	16
Tampa, FL	WWMI	AM	19
St. Louis, MO	WSDZ	AM	20
Denver, CO	KDDZ	AM	22
Pittsburgh, PA	WEAE	AM	23
Portland, OR	KDZR	AM	24
Portland, OR	KKSL	AM	24
Cleveland, OH	WWMK	AM	25
Sacramento, CA	KIID	AM	26
Kansas City, MO	KPHN	AM	29
San Antonio, TX	KRDY	AM	30
Salt Lake City, UT	KWDZ	AM	31
Milwaukee, WI	WKSH	AM	33
Charlotte, NC	WGFY	AM	35
Providence, RI	WDDZ	AM	36
Orlando, FL	WDYZ	AM	37
Norfolk, VA	WHKT	AM	40

			Radio
	Radio		Market
Market	Station	Frequency	Ranking(1)

Norfolk, VA	WPMH	AM	40
Indianapolis, IN	WRDZ	FM	41
Greensboro, NC	WCOG	AM	45
West Palm Beach, FL	WMNE	AM	46
New Orleans, LA	WBYU	AM	47
Jacksonville, FL	WBWL	AM	48
Hartford, CT	WDZK	AM	50
Louisville, KY	WDRD	AM	55
Richmond, VA	WDZY	AM	56
Albany, NY	WDDY	AM	62
Tulsa, OK	KMUS	AM	65
Albuquerque, NM	KALY	AM	70
Little Rock, AR	KDIS	FM	85
Wichita, KS	KQAM	AM	95
Flint, MI	WFDF	AM	125

(1)	Based on 2005 Arbitron Radio Market Rankings

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

      ABC.com is the official Web site of the ABC Television Network, while ABCNEWS.com draws on the knowledge and expertise of ABC News correspondents throughout the world. ABC News offers broadband subscriptions to the 24-hour live Internet news channel, ABC News Now, and to video on demand reports from all ABC News broadcasts through ABCNEWS.com and through alliances with AOL Broadband, Comcast, SBC Yahoo and Real Networks. Content from ABC and ABC News is also available on select domestic cellular carrier networks.

      Disney.com is a centralized Disney Web site which integrates many of the Company’s Disney-branded Internet sites including sites for the Disney Channel, Walt Disney Parks and Resorts, and Walt Disney Pictures. Disney Online offers a number of premium broadband services, including Disney Connection and Disney’s Toontown Online, and Disney Mobile Studios produces content which is distributed through mobile carriers and content distributors worldwide. In July 2005, the Walt Disney Internet Group announced plans to develop and launch Disney Mobile, a branded mobile phone service for families.

      ESPN.com delivers comprehensive sports news, information and video to millions of fans each month. ESPN360 is a broadband service that delivers live games, highlights, and inside analysis, among other content features. ESPN also distributes mobile content and is developing a mobile phone service for sports fans. ESPN.com averages 14 million users per month.

      Enhanced TV provides interactive television programming and advertising services during ABC telecasts, such as Monday Night Football.

Competition

      The ABC Television Network, Disney Channel, ESPN, ABC Family Channel and our other broadcast and cable/satellite services compete for viewers primarily with other television networks, independent television stations and other video media, such as cable and satellite television programming services, videocassettes, DVDs, video games and the Internet. In the sale of advertising time, the broadcasting operations compete with other television networks, independent television stations, suppliers of cable/satellite services and other advertising media such as newspapers, magazines, billboards and the Internet. The ABC Radio Networks likewise compete with other radio networks and radio programming services, independent radio stations and other advertising media.

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

      The Company’s Media Networks segment also competes for the acquisition of sports and other programming. The market for programming is very competitive, particularly for sports programming. The Company currently has sports rights agreements with the NFL, NBA, and MLB, as well as for other sporting events, including the College Football Bowl Championship Series, various college football and basketball conferences, the PGA Tour, and the Indy Racing League, including the Indianapolis 500. The current agreement with the NFL expires after the telecast of the 2006 Pro Bowl. Beginning with the 2006/2007 season, Monday Night Football will be telecast on ESPN, and the ABC Television Network will not have rights to televise NFL Monday Night Football in future seasons.

Federal Regulation

      Television and radio broadcasting are subject to extensive regulation by the Federal Communications Commission (FCC) under Federal laws and regulations, including the Communications Act of 1934, as amended. Violation of FCC regulations can result in substantial monetary forfeitures, limited renewals of licenses and, in egregious cases, denial of license renewal or revocation of a license. FCC regulations that affect our Media Networks segment include the following:

•	Licensing of television and radio stations. Each of the television and radio stations we own must be licensed by the FCC. These licenses are granted for periods of up to eight years, and we must obtain renewal of licenses as they expire in order to continue operating the stations. We (or the acquiring entity in the case of a divestiture) must also obtain FCC approval whenever we seek to have a license transferred in connection with the acquisition or divestiture of a station. The FCC may decline to renew or approve the transfer of a license in certain circumstances. Although we have generally received such renewals and approvals in the past, there can be no assurance that we will always obtain necessary renewals and approvals in the future.

•	Television and radio station ownership limits. The FCC imposes limitations on the number of television stations and radio stations we can own in a specific market, on the combined number of television and radio stations we can own in a single market and on the aggregate percentage of the national audience that can be reached by television stations we own. Currently:

•	FCC regulations presently permit us to own an additional television station in all of the markets in which we have television stations except Toledo, Ohio; Flint, Michigan; and Raleigh-Durham, North Carolina. We do not own more than one television station in any of the ten markets in which we own a television station.

•	Federal statutes permit our television stations in the aggregate to reach a maximum of 39% of the national audience (FCC regulations attribute to UHF television stations only 50% of the television households in their market). Our stations reach approximately 24% of the national audience (approximately 23% when calculated using the FCC’s attribution rule).

•	FCC regulations in some cases impose restrictions on our ability to acquire additional radio or television stations in the markets in which we own radio stations, but we do not believe any such limitations are material to our current operating plans.

In July 2003, the FCC adopted revised limits on television and radio station ownership. The rules adopted generally would relax existing ownership restrictions and would permit entities to own more television and radio stations in some markets, but would also eliminate the 50% discount for calculating households reached by UHF television stations operated by the top four broadcast television networks (including ABC). The new rules, however, were challenged in federal court and were remanded by the court to the FCC to review the rules. As a result, most of the revised rules adopted by the FCC in July 2003 are not in effect. Although it is possible that the FCC may implement more liberal media ownership rules than those currently in effect (other than those governed by statute), we cannot predict whether the revised rules will be implemented and if so, when such rules will become effective.

•	Dual networks. FCC rules currently prohibit any of the four major television networks – ABC, CBS, Fox and NBC – from being under common ownership or control. The new FCC rules, if implemented, would not modify this limitation.

•	Regulation of programming. The FCC regulates programming by, among other things, banning “indecent” programming, regulating political advertising, and imposing commercial time limits during children’s programming. Broadcasters face a heightened risk of being found in violation of the indecency prohibition by the FCC because of recent FCC decisions, coupled with the spontaneity of live programming. Recently, the FCC has indicated that it is stepping up enforcement activities as they apply to indecency, and has indicated it would consider license revocation for serious violations. Moreover, legislation has been introduced in Congress that would increase penalties for broadcasting indecent programming.

Federal legislation and FCC rules also limit the amount of commercial matter that may be shown on broadcast or cable channels during programming designed for children 12 years of age and younger. In addition, broadcast channels are generally required to provide a minimum of three hours per week of programming that has as a “significant purpose” meeting the educational and informational needs of children 16 years of age and younger. FCC rules also give television station owners the right to reject or refuse network programming in certain circumstances or to substitute programming that the licensee reasonably believes to be of greater local or national importance.

•	Cable and satellite carriage of broadcast television stations. With respect to cable systems operating within a television station’s Designated Market Area, FCC rules require that every three years each television station elect either “must carry” status, pursuant to which cable operators generally must carry a local television station in the station’s market, or “retransmission consent” status, pursuant to which the cable operator must negotiate with the television station to obtain the consent of the television station prior to carrying its signal. Under the

Satellite Home Viewer Improvement Act and its successor, the Satellite Home Viewer Extension and Reauthorization Act, satellite carriers are permitted to retransmit a local television station’s signal into its local market with the consent of the local television station. If a satellite carrier elects to carry one local station in a market, the satellite carrier must carry the signals of all local television stations that also request carriage. Certain of the satellite carriage provisions are set to expire on December 31, 2009.

•	Digital television. FCC rules currently require full-power analog television stations, such as ours, to provide digital service on a second broadcast channel granted specifically for the phase-in of digital broadcasting. FCC rules also regulate digital broadcasting to ensure continued quality carriage of mandated free over-the-air program service. All of the Company’s stations have launched digital facilities, and we are evaluating various options with respect to use of digital channels. Under current law, all broadcasters are required to operate exclusively in digital mode and permanently surrender one of their two channels by December 31, 2006. However, the FCC has the authority in certain circumstances to extend this deadline in a particular market upon the request of a station. Congress is contemplating legislation that would create a “hard date” by which television stations would have to surrender one channel and which would eliminate the FCC extension process.

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

PARKS AND RESORTS

      The Company owns and operates the Walt Disney World Resort and Disney Cruise Line in Florida, the Disneyland Resort in California and ESPN Zone facilities in several states. The Company manages and has effective ownership interests of 51% and 43%, respectively, in the Disneyland Resort Paris in France and Hong Kong Disneyland, which opened September 2005. The Company also licenses the operations of the Tokyo Disney Resort in Japan. The Company’s Walt Disney Imagineering unit designs and develops new theme park concepts and attractions as well as resort properties.

      The businesses in the Parks and Resorts segment generate revenues predominately from the sale of admissions to the theme parks, room nights at the hotels and rentals at the resort properties. Costs consist primarily of the fixed cost base for physical properties and base level staffing necessary to operate the theme park and resort properties. In addition to the fixed cost base, there is a variable cost component that increases or decreases with the volume of business.

Walt Disney World Resort

      The Walt Disney World Resort is located 15 miles southwest of Orlando, Florida on approximately 30,500 acres of owned land. The resort includes theme parks (the Magic Kingdom, Epcot, Disney-MGM Studios and Disney’s Animal Kingdom); hotels; vacation ownership units; a retail, dining and entertainment complex; a sports complex; conference centers; campgrounds; golf courses; water parks and other recreational facilities designed to attract visitors for an extended stay.

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

      Disney-MGM Studios – Disney-MGM Studios, which opened in 1989, consists of a theme park, a radio studio and a film and television production facility. The park centers on Hollywood as it was during the 1930’s and 1940’s and provides various attractions, themed food service and merchandise facilities. The production facility consists of three sound stages, merchandise shops and a back lot area and currently hosts both feature film and television productions. Disney-MGM Studios also features Fantasmic!, a nighttime entertainment spectacular.

      Disney’s Animal Kingdom – Disney’s Animal Kingdom, which opened in 1998, consists of a 145-foot Tree of Life centerpiece surrounded by six themed areas: Dinoland U.S.A., Africa, Rafiki’s Planet Watch, Asia, Discovery Island and Camp Minnie – Mickey. Each themed area contains adventure attractions, entertainment shows, restaurants and merchandise shops. The park features more than 300 species of mammals, birds, reptiles and amphibians and 3,000 varieties of trees and plants on more than 500 acres of land.

      Resort Facilities – As of October 1, 2005, the Company owned and operated 17 resort hotels at the Walt Disney World Resort, with a total of approximately 22,000 rooms and 318,000 square feet of conference meeting space. In addition, Disney’s Fort Wilderness camping and recreational area offers approximately 800 campsites.

      The Disney Vacation Club (DVC) offers ownership interests in seven resort facilities, located at the Walt Disney World Resort, as well as in Vero Beach, Florida, and Hilton Head Island, South Carolina. Available units at each facility are offered for sale under a vacation ownership plan and are operated as rental property until the units are sold. Disney’s Saratoga Springs Resort & Spa in Orlando, Florida opened its first phase of vacation ownership properties in May 2004. Upon the completion of Saratoga Springs, the Walt Disney World Resort will have nearly 2,400 vacation ownership units.

      Recreational amenities and activities available at the Walt Disney World Resort include five championship golf courses, miniature golf courses, full-service spas, tennis, sailing, water skiing, swimming, horseback riding and a number of other noncompetitive sports and leisure time activities. The resort also includes two water parks: Blizzard Beach and Typhoon Lagoon.

      We have also developed a 120-acre retail, dining and entertainment complex known as Downtown Disney, which consists of the Marketplace, Pleasure Island and West Side. A number of the Downtown Disney facilities are operated by third parties who pay rent and license fees to the Company. In addition to more than 20 specialty retail shops and restaurants, the Downtown Disney Marketplace is home to the 50,000-square-foot World of Disney retail store featuring Disney-branded merchandise. Pleasure Island, a nighttime entertainment center adjacent to the Downtown Disney Marketplace, includes restaurants, nightclubs and shopping facilities. Downtown Disney West Side is situated on 66 acres on the west side of Pleasure Island and includes the DisneyQuest facility, Cirque du Soleil, House of Blues and several retail, dining and entertainment operations.

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

Disneyland Resort

      The Company owns 460 acres and has under long-term lease an additional 50 acres of land in Anaheim, California. The Disneyland Resort includes two theme parks (Disneyland and Disney’s California Adventure), three hotels and a retail, dining and entertainment district designed to attract visitors for an extended stay.

      The entire Disneyland Resort is marketed through international, national and local advertising and promotional activities as a destination resort. A number of the attractions and restaurants at each of the theme parks are sponsored by other corporations through long-term agreements.

      Disneyland – Disneyland, which opened in 1955, consists of Main Street USA and seven principal areas: Adventureland, Critter Country, Fantasyland, Frontierland, New Orleans Square, Tomorrowland and Toontown. These areas feature themed rides and attractions, shows, restaurants, merchandise shops and refreshment stands.

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

      The Resort also includes Downtown Disney, a themed 310,000 square foot outdoor complex of entertainment, dining and shopping venues, located adjacent to both Disneyland Park and Disney’s California Adventure. A number of the Downtown Disney facilities are operated by third parties who pay rent and license fees to the Company.

Disneyland Resort Paris

      The Company has a 51% effective ownership interest in the Disneyland Resort Paris, which is a 4,800 acre development located in Marne-la-Vallée, approximately 20 miles east of Paris, France. Euro Disney S.C.A., a publicly-traded French entity and its subsidiaries operate the Disneyland Resort Paris, which includes the Disneyland Park; the Walt Disney Studios Park; seven themed hotels with approximately 5,800 rooms; two convention centers; the Disney Village, a shopping, dining and entertainment center; and a 27-hole golf facility. Of the 4,800 acres comprising the site, 2,400 acres have been developed to date. The project is being developed pursuant to a 1987 master agreement with the French governmental authorities.

      Disneyland Park – Disneyland Park, which opened in 1992, consists of Main Street and four principal themed areas: Adventureland, Discoveryland, Fantasyland and Frontierland. These areas include themed rides, attractions, shows, restaurants, merchandise shops and refreshment stands.

      Walt Disney Studios Park – Walt Disney Studios Park opened in March 2002 adjacent to Disneyland Park. The park takes guests into the worlds of cinema, animation and television and includes four principal themed areas: Front Lot, Animation Courtyard, Production Courtyard and Backlot. These areas each include themed rides, attractions, shows, restaurants, merchandise shops and refreshment stands.

      Development of the site continues with the Val d’Europe project, a planned community near Disneyland Resort Paris. The already completed phases of the site include a town center, which consists of a shopping center; a 150-room hotel; office, commercial and residential space; and a regional train station. Third parties operate these developments on land leased or purchased from Euro Disney S.C.A. and its subsidiaries. In September 2003, Euro Disney S.C.A. signed an agreement with the regional development authority to begin the third phase of development. Included in this phase will be an expansion of Disney Village and projects aimed at increasing Val d’Europe’s capacity to welcome new residents.

      In addition, there are several on-site hotels which were opened in 2003 and 2004 that are owned and operated by third party developers that provide approximately 2,080 rooms. Agreements have been signed with additional third party developers to provide approximately 300 additional on-site hotel rooms and/or time share units over the next two years.

      In fiscal 2005, Euro Disney S.C.A. completed a financial restructuring, which provided for an increase in capital and refinancing of its borrowings. Subject to certain deferrals, Euro Disney S.C.A. is required to pay royalties and management fees to certain wholly-owned subsidiaries of The Walt Disney Company based on performance of the operations of the park. Pursuant to the financial restructuring, the Company has agreed to conditionally and unconditionally defer certain management fees and royalties and convert them into long-term subordinated debt. See Note 4 to the Consolidated Financial Statements for further discussion.

Hong Kong Disneyland

      In 1999, the Company and the Government of the Hong Kong Special Administrative Region signed a master project agreement for the development and operation of Hong Kong Disneyland. Phase I of the development, located on 311 acres of land on Lantau Island, includes the Hong Kong Disneyland theme park. The resort also includes the 400-room Hong Kong Disneyland Hotel, and the 600-room Hollywood Hotel. The master project agreement permits further phased buildout of the development under certain circumstances. The Company owns its interest in Hong Kong Disneyland through Hongkong International Theme Parks Limited, an entity in which the Hong Kong Government owns a 57% interest and a subsidiary of the Company owns the remaining 43%. A separate Hong Kong subsidiary of the Company is responsible for managing Hong Kong Disneyland. Based on the current exchange rate between the Hong Kong dollar and U.S. dollar, the Company’s equity contribution obligation is limited to U.S. $314 million. As of October 1, 2005, the Company had contributed U.S. $279 million and the remaining $35 million is payable over the next year. Hong Kong Disneyland commenced operations in September 2005 and Company subsidiaries are entitled to receive management fees and royalties in addition to the Company’s equity interest.

Tokyo Disney Resort

      Tokyo Disney Resort is located on approximately 494 acres of land, six miles east of downtown Tokyo, Japan. The resort includes two theme parks (Tokyo Disneyland and Tokyo DisneySea); two Disney-branded hotels; five independently operated hotels; and a retail, dining and entertainment complex.

      Tokyo Disneyland – Tokyo Disneyland, which opened in 1983, was the first Disney theme park to open outside the United States. Tokyo Disneyland consists of seven principal areas: Adventureland, Critter Country, Fantasyland, Tomorrowland, Toontown, Westernland and World Bazaar.

      Tokyo DisneySea – Tokyo DisneySea, adjacent to Tokyo Disneyland, opened in 2001. The park is divided into seven unique “ports of call,” including Mediterranean Harbor, American Waterfront, Port Discovery, Lost River Delta, Mermaid Lagoon, Mysterious Island and Arabian Coast.

      The resort includes the 502-room Tokyo Disney Sea Hotel MiraCosta, the 504-room Disney Ambassador Hotel, as well as the Disney Resort Line monorail, which links theme parks and resort hotels with Ikspiari; a retail, dining and entertainment complex and with Bon Voyage, a Disney-themed merchandise location.

      The Company earns royalties on revenues generated by the Tokyo Disney Resort, which is owned and operated by Oriental Land Co., Ltd. (OLC), a Japanese corporation in which the Company has no investment. OLC markets the Tokyo Disney Resort primarily through a variety of local, domestic and international advertising and promotional activities. In addition, third parties sponsor many of the theme park attractions under long-term arrangements.

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

ESPN Zone

      The ESPN Zone concept combines three interactive areas under one roof for a complete sports and entertainment experience: the Studio Grill, offering dining in an ESPN studio environment; the Screening Room, offering fans an exciting sports viewing environment; and the Sports Arena, challenging guests with a variety of interactive and competitive attractions. The Company currently operates eight ESPN Zone restaurants located in Anaheim, California; Atlanta, Georgia; Baltimore, Maryland; Chicago, Illinois; Denver, Colorado; Las Vegas, Nevada; New York, New York and Washington DC.

Walt Disney Imagineering

      Walt Disney Imagineering provides master planning, real estate development, attraction and show design, engineering support, production support, project management and other development services, including research and development, for the Company’s operations.

The Mighty Ducks of Anaheim and Anaheim Angels

      The Company sold the Anaheim Angels L.P. in May 2003 and the Mighty Ducks of Anaheim in June 2005.

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

      The Company distributes produced and acquired films (including its film and television library) to the theatrical, home entertainment, pay-per-view, video-on-demand, pay television and free-to-air television markets. Each of these market windows is discussed in more detail below.

Theatrical Distribution

      Walt Disney Pictures and Television, a subsidiary of the Company, produces and acquires live-action motion pictures that are distributed primarily under the Walt Disney Pictures and Touchstone Pictures banners. Another subsidiary, Miramax Film Corp., acquires and produces motion pictures that are distributed under the Miramax banner. The Company distributed motion pictures under the Dimension banner through September 30, 2005. All new releases under the Dimension banner after September 30, 2005 are now owned and distributed by The Weinstein Company, a third party company operated by the former co-chairmen of Miramax. The Company retains a license to continue to use the Dimension banner on titles that were released prior to September 30, 2005. The Company also produces and distributes animated motion pictures under the banner Walt Disney Pictures, and co-finances and distributes animated motion pictures developed in conjunction with Pixar, Inc. The Company’s relationship with Pixar is discussed in more detail below in the section labeled “Relationship with Pixar.”

      During fiscal 2006, we expect to distribute in domestic markets approximately 18 feature films under the Walt Disney Pictures and Touchstone Pictures banners and approximately 7 films under the Miramax banner. These expected releases include several live-action family films and full-length animated films, with the remainder targeted to teenagers, families and/or adults. As of October 1, 2005, the Company had released domestically 870 full-length live-action features (primarily color), 73 full-length animated color features, approximately 540 cartoon shorts and 53 live action shorts under the Walt Disney Pictures, Touchstone Pictures, Hollywood Pictures, Miramax and Dimension banners.

      We distribute and market our filmed products principally through our own distribution and marketing companies in the U.S. In the international market, we distribute our filmed products both directly and through independent foreign distribution companies. Films released theatrically in the U.S. can be released simultaneously theatrically in international territories or generally up to six months later.

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

Home Entertainment

      In the domestic market, we distribute home entertainment releases under each of our motion picture banners. In the international market, we distribute home entertainment releases under each of our motion picture banners both directly and through independent foreign distribution companies. In addition, we develop, acquire and produce original programming for direct-to-video release.

      The domestic and international home entertainment window typically starts four to six months after each theatrical release with the issuance of DVD and VHS versions of each title (primarily DVD). Domestically, most titles are sold simultaneously to both “rentailers,” such as Blockbuster Inc., and retailers, such as Wal-Mart Stores, Inc. and Best Buy Co., Inc. Upon a title’s home entertainment release, consumers are afforded the option to rent for a limited period of time, typically two to seven days, or purchase the titles outright (“sell-through”).

      In the international home entertainment market, titles are either released simultaneously in the rental and retail channels or with a rental window before the retail window, depending on local market regulations, DVD hardware penetration and demand for DVDs. The international market has experienced a trend in the compression of, or in some cases the disappearance of, the rental window.

      As of October 1, 2005, under the banners Walt Disney Pictures, Touchstone Pictures, Hollywood Pictures, Miramax and Dimension, 1,174 produced and acquired titles, including 1,005 live action titles and 169 cartoon shorts and animated features, were available to the domestic home entertainment marketplace and 2,508 produced and acquired titles, including 2,029 live action titles and 479 cartoon shorts and animated features, were available to the international home entertainment market.

Television Distribution

      Pay-Per-View (PPV): Generally about two months after the home entertainment window begins, the studio’s television distributor, Buena Vista Television, licenses titles to cable, satellite and internet platforms for showing on a pay-per-view basis. PPV services, such as iN DEMAND and DirecTV, deliver one-time rentals electronically to consumers’ televisions at a price comparable to that of physical media rentals. Video on Demand (VOD) is an extension of PPV, and currently shares the PPV window. The PPV/ VOD window generally lasts about three months.

      Pay Television (Pay 1): There are generally two pay television windows. The first window is generally fifteen months in duration and follows the PPV/ VOD window. The Company has licensed exclusive domestic pay television rights to certain films released under the Walt Disney Pictures, Touchstone Pictures, Hollywood Pictures, Miramax and Dimension banners to the Encore pay television services over a multi-year period.

      Free Television (Free 1): The Pay 1 window is followed by a free television window wherein telecasts are accessible to consumers without charge. This free window may last up to 84 months. Motion pictures are usually sold in the Free 1 window on an ad hoc basis to major networks and basic cable services. For films released theatrically prior to October 1, 2004, the Studio maintained only one output arrangement with the ABC Television Network, covering branded live action and animated product to be broadcast in the Wonderful World of Disney slot. Films released after that date can be sold on an ad hoc basis to other networks besides ABC.

      Pay Television 2 (Pay 2) and Free Television 2 (Free 2): In the U.S., Free 1 is generally followed by a twelve month Pay 2 window, included under our license arrangement with Encore, and finally by a Free 2 window. The Free 2 window is a syndication window where films are licensed both to basic cable networks and to station groups, such as Tribune Co. Major packages of the Company’s feature films and animated television programming have been licensed for broadcast under multi-year agreements.

      International Television: The Company also licenses its theatrical and television properties outside of the U.S. The typical windowing sequence is broadly consistent with the domestic cycle such that titles premiere on television in PPV/ VOD, then air in pay TV before airing in free TV. Windowing strategies are developed in response to local market practices and conditions, and the exact sequence and length of each window can vary country by country.

      Certain properties may be re-licensed in one or more of the above television windows.

Audio Products and Music Publishing

      Walt Disney Records produces and distributes compact discs and music DVDs in the United States. Music categories include infant, children’s, read-along, teens, all-family and soundtracks from animated and other films distributed under the Walt Disney Pictures banner. We also license the creation of similar products throughout the rest of the world. Our Hollywood Records subsidiary, under the Hollywood Records and Buena Vista Records labels, develops, produces and markets recordings from new talent across the spectrum of popular music, as well as soundtracks from certain live-action motion pictures. We also own the Nashville-based music label Lyric Street Records, which produces and markets recordings in the genre of country music.

      In addition, each of our labels commissions new music for the Company’s motion pictures and television programs, and records the songs and licenses the song copyrights to others for printed music, records, audiovisual devices and public performances and digital distribution.

      Disney Music Publishing controls the copyrights of thousands of musical compositions derived from the Company’s motion picture, television, record and theme park properties, as well as musical compositions written by songwriters under exclusive contract. It is responsible for the management, protection, growth and licensing of the Disney song catalog on a worldwide basis, including licensing for printed music, records, audio-visual works and new media.

Buena Vista Theatrical Group

      The Buena Vista Theatrical Group includes both Disney Theatrical Productions and Disney Live Family Entertainment.

      Disney Theatrical Productions develops, produces and licenses stage musicals worldwide. To date, the Company’s shows have included Beauty and the Beast, The Lion King, Elton John and Tim Rice’s Aida, On the Record, and Mary Poppins (a co-production with Cameron Mackintosh Ltd). The Company generally elects to produce its own shows in the United States, the United Kingdom and Australia and licenses its shows to local producers in other territories. As of October 1, 2005, Disney Theatrical Productions had 14 productions running worldwide. One new production scheduled to open in fiscal 2006 is the world premiere of Tarzan® in New York in May 2006.

      Disney Live Family Entertainment licenses the live entertainment touring productions of Disney On Ice and Disney Live! In fiscal 2005, eight different productions of Disney On Ice toured in more than 30 countries worldwide. In September 2005, Disney On Ice launched its 26th ice show, Disney Presents Pixar’s The Incredibles In A Magic Kingdom Adventure. Disney Live!, our newest brand of live touring stage shows, continues the worldwide roll-out of its first stage show production Disney Live! Winnie The Pooh with the United States premiere in September 2005, Mexico premiere in January 2006 and Japan in March 2006. Both Disney On Ice and Disney Live! are licensed to Feld Entertainment.

Relationship with Pixar

      The Company entered into a feature film agreement with Pixar in 1991, which resulted in the release of its first film with Pixar, Toy Story, in November 1995. In 1997, the Company extended its relationship with Pixar by entering into a co-production agreement, under which Pixar agreed to produce, on an exclusive basis, five original computer-animated feature films for distribution by the Company. Both parties agreed to co-finance and co-brand the films and share equally in the profits of each picture and any related merchandise or ancillary products, after the Company recovers all marketing costs and receives a distribution fee. The first four films under the extension were A Bug’s Life, Monsters, Inc., Finding Nemo and The Incredibles. Pixar is currently in production on the final film under the agreement, Cars. The Company retains the right to produce sequels to the films that it co-produced with Pixar, and Pixar has the right to participate in these productions.

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

      The Company’s ability to exploit and protect rights in its content, including its motion pictures, television programs and sound recordings, is affected by the strength and effectiveness of intellectual property laws in the United States and abroad. Inadequate laws or enforcement mechanisms to protect intellectual property in a country can adversely affect the results of the Company’s operations, despite the Company’s strong efforts to protect its intellectual property rights throughout the world. In addition, some technological advances, such as peer-to-peer technology and some features of digital video recorders, and other factors have made infringement easier and faster and enforcement more challenging. Therefore, the Company devotes significant resources to protecting its intellectual property against unauthorized use in the United States and foreign markets.

      The Company’s businesses are also subject to the risk of challenges by third parties claiming infringement of their proprietary rights. Regardless of their validity, such claims may result in substantial costs and diversion of resources, which could have an adverse effect on the Company.

      See further discussion under “Consumer Products – Competition, Seasonality and Intellectual Property Protection” below.

CONSUMER PRODUCTS

      The Consumer Products segment partners with licensees, manufacturers, publishers and retailers throughout the world to design, promote and sell a wide variety of products based on existing and new Disney characters and other intellectual property. In addition to leveraging the Company’s film and television properties, Consumer Products develops new intellectual property within its publishing and interactive gaming divisions with the potential of being leveraged across the company. The Company also engages in retail, direct mail and online distribution of products based on the Company’s characters and films through The Disney Store, the Disney Catalog and DisneyDirect.com, respectively. The Disney Store is owned and operated internationally and is franchised in North America. As discussed in Note 3 to the Consolidated Financial Statements, the Company sold The Disney Store chain in North America in November 2004.

Character Merchandise and Publications Licensing

      The Company’s worldwide merchandise licensing operations are divided among four lines of business: Disney Hardlines, which includes product categories such as consumer electronics, stationery, food and personal care products; Disney Softlines, which includes apparel, accessories and footwear; Disney Toys; and Disney Home, which includes product categories such as furnishings, décor and accessories. In addition, Disney Publishing licenses books, magazines and continuity programs. Through these lines of business, the Company earns royalties, which are usually based on a fixed percentage of the wholesale or retail-selling price of the products. The Company licenses characters from its film, television and other properties. Some of the major properties licensed by the Company include Mickey Mouse, Winnie the Pooh and Disney Princess. The Company has also expanded its ability to design individual products across all categories and create exclusive themed and seasonal promotional campaigns for retailers based on characters, movies and TV shows. “Direct-to-retail” relationships have enabled the Company to offer Disney products at prices competitive with the world’s major retailers.

Books and Magazines

      The Company publishes children’s books and magazines in multiple countries and languages, reaching more than 100 million readers each month. Disney publishes both Disney branded and non-Disney branded titles through its U.S. children’s book group (which includes Hyperion and Disney Press), Disney Libri in Italy, and Disney Hachette JV in France. During 2005, the Company’s U.S. children’s book group published several titles including Fairy Dust and the Quest for the Egg, by Newbery Honor-winning author Gail Carson Levine, Knuffle Bunny: A Cautionary Tale, by Caldecott Honor-winning author Moe Willems, and Artemis Fowl: The Opal Deception, by Eoin Colfer. The U.S. magazine business includes such titles as Disney Adventure and FamilyFun. The global children’s magazine business includes titles such as W.I.T.C.H., which has several international editions published in multiple countries worldwide.

Buena Vista Games

      Buena Vista Games (BVG) creates, develops, markets and distributes multi-platform video games worldwide. BVG primarily focuses on multi-platform games derived from the Company’s creative content, such as The Chronicles of Narnia, Chicken Little, Nightmare Before Christmas and Kingdom Hearts. In addition to its historical focus on licensed products, BVG is expanding its efforts with internally developed and published games.

Direct Marketing

      The direct marketing business operates the Disney Catalog and DisneyDirect.com, offering Disney-themed merchandise through the direct mail and online channels, respectively. DisneyDirect.com offers internally developed Disney merchandise as well as exclusive merchandise from other Disney units and Disney licensees.

The Disney Store

      The Company markets Disney-themed products directly through retail facilities operated under The Disney Store name. These facilities are generally located in leading shopping malls and other retail complexes. The stores carry a wide variety of Disney merchandise and promote other businesses of the Company. The Company owns and operates 104 stores primarily in Europe. In fiscal 2005, 315 stores in North America were sold to a wholly owned subsidiary of The Children’s Place, which operates them under a licensing arrangement. See Note 3 to the Consolidated Financial Statements for discussion on the sale of the Disney Store chain in North America.

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

      The Company’s licensing businesses, as well as its media networks, studio entertainment and theme park and resort operations, are affected by the Company’s ability to exploit and protect its intellectual property, including trademarks, trade names, copyrights, patents and trade secrets, throughout the world. As a result, domestic and foreign laws protecting intellectual property rights are important to the Company. The right and ability to enforce intellectual property rights against infringement are essential to the Company’s businesses. These businesses are also subject to the risk of challenges by third parties claiming infringement of their proprietary rights. Regardless of their validity, such claims may result in substantial costs and diversion of resources which could have an adverse effect on the Company’s licensing operations.

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

ITEM 1A. Risk Factors

      For an enterprise as large and complex as the Company, a wide range of factors could materially affect future developments and performance. In addition to the factors affecting specific business operations identified in connection with the description of these operations and the financial results of these operations elsewhere in this report, the most significant factors affecting our operations include the following:

Changes in U.S., global or regional economic conditions could adversely affect the profitability of any of our businesses.

      A decrease in economic activity in the United States or in other regions of the world in which we do business could adversely affect demand for any of our businesses, thus reducing our revenue and earnings. A decline in economic conditions could reduce attendance and spending at one or more of our parks and resorts, purchase of or prices for advertising on our broadcast or cable networks or owned stations, prices that cable operators will pay for our cable programming, performance of our theatrical and home entertainment releases and purchases of Company-licensed consumer products. In addition, an increase in price levels generally, or in price levels in a particular sector such as the energy sector, could result in a shift in consumer demand away from the entertainment and consumer products we offer, which could also adversely affect our revenues and, at the same time, increase our costs. Changes in exchange rates for foreign currencies may reduce international demand for our products, increase our labor or supply costs in non-United States markets or reduce the United States dollar value of revenue we receive from other markets.

Changes in public and consumer tastes and preferences for entertainment and consumer products could reduce demand for our entertainment offerings and products and reduce profitability.

      Each of our businesses creates entertainment or consumer products whose success depends substantially on consumer tastes and preferences that change in often unpredictable ways. The success of our businesses depends on our ability to consistently create and distribute filmed entertainment, broadcast and cable programming, theme park attractions, resort facilities and consumer products that meet the changing preferences of the broad consumer market. Many of our businesses increasingly depend on worldwide acceptance of our offerings and products, and their success therefore depends on our ability to successfully predict and adapt to changing consumer tastes and preferences outside as well as inside the United States. Moreover, we must often invest substantial amounts in film production, broadcast and cable programming, theme park attractions or resort facilities before we learn the extent to which products will earn consumer acceptance. If our entertainment offerings and products do not achieve sufficient consumer acceptance, our revenue from advertising sales (which are based in part on ratings for the programs in which advertisements air) or subscription fees for broadcast and cable programming, from theatrical film receipts or home video sales, from theme park admissions, from sales of licensed consumer products or from sales of our other consumer products and services may decline and adversely affect the profitability of one or more of our businesses.

Changes in technology and in consumer consumption patterns may affect demand for our entertainment products or the cost of producing or distributing products.

      The media and entertainment businesses in which we participate depend significantly on our ability to acquire, develop, adopt and exploit new technologies to distinguish our products and services from those of our competitors. In addition, new technologies affect the demand for our products and the time and manner in which consumers acquire and view some of our entertainment products. For example:

•	the success of our offerings in the home entertainment market depends in part on consumer preferences with respect to home entertainment formats, including DVD players and personal video recorders, as well as the availability of alternative home entertainment offerings and technologies;

•	technological developments offer consumers an expanding array of entertainment options and if consumers favor options we have not yet fully developed rather than the entertainment products we offer, our sales may be adversely affected.

The unauthorized use of our intellectual property rights may increase the cost of protecting these rights or reduce our revenues.

      The success of our businesses is highly dependent on maintenance of intellectual property rights in the entertainment products and services we create. New technologies such as peer-to-peer technology, high speed digital transmission (including digital distribution of theatrical films) and some features of digital video recorders have made infringement of our intellectual property in films and television programming easier and faster and enforcement of intellectual property rights more challenging. There is evidence that unauthorized use of intellectual property rights in the entertainment industry generally is a significant and rapidly growing phenomenon. These developments require us to devote substantial resources to protecting our intellectual property against unauthorized use and present the risk of increased losses of revenue as a result of sales of unauthorized products.

A variety of uncontrollable events may reduce demand for our products and services or impair our ability to provide or increase the cost of providing products and services.

      Demand for our products and services, particularly our theme parks and resorts, is highly dependent on the general environment for travel and tourism. The environment for travel and tourism as well as demand for other entertainment products can be significantly adversely affected in the United States, globally or in specific regions as a result of a variety of factors beyond our control, including: adverse weather conditions or natural disasters (such as excessive heat or rain, hurricanes and earthquakes); health concerns; international, political or military developments; and terrorist attacks. These events, and others such as fluctuations in travel and energy costs and computer virus attacks or other widespread computing or telecommunications failures, may also damage our ability to provide our products and services. These events could therefore reduce our revenue or result in a reduction in demand for or ability to provide products and services or increase our costs to the extent damage is not covered by insurance or is subject to self-insurance.

Sustained increases in costs of pension and post-retirement medical and other employee health and welfare benefits may reduce our profitability.

      With more than 133,000 employees, our profitability is substantially affected by costs of pension benefits and current and post-retirement medical benefits. In recent years, we have experienced significant increases in these costs as a result of macro-economic factors beyond our control, including increases in health care costs, declines in investment returns on plan assets and changes in discount rates used to calculate pension and related liabilities. At least some of these macro-economic factors may continue to put upward pressure on the cost of providing pension and medical benefits. Although we have actively sought to control increases in these costs, there can be no assurance that we will succeed in limiting cost increases, and continued upward pressure could reduce the profitability of our businesses.

Changes in our business strategy or restructuring of our businesses may increase our costs or otherwise affect the profitability of our businesses.

      As changes in our business environment occur we may need to adjust our business strategies to meet these changes or we may otherwise find it necessary to restructure our operations or particular businesses or assets. In addition, external events including acceptance of our theatrical offerings and changes in macro-economic conditions may impair the value of our assets. When these changes or events occur, we may incur costs to change our business strategy and may need to write down the value of assets. We may also need to invest in new businesses that have short-term returns that are negative or low and whose ultimate business prospects are uncertain. In any of these events, our costs may increase, we may have significant charges associated with the write-down of assets or returns on new investments may be lower than prior to the change in strategy or restructuring.

Macro-economic factors may impede access to or increase the cost of financing our operations and investments.

      Changes in U.S. and global financial and equity markets, including market disruptions and significant interest rate fluctuations, may make it more difficult for us to obtain financing for our operations or investments or increase the cost of obtaining financing. In addition, our borrowing costs can be affected by short and long-term debt ratings assigned by independent rating agencies which are based, in significant part, on the Company’s performance as measured by credit metrics such as interest coverage and leverage ratios. A decrease in these ratings could increase our cost of borrowing or make it more difficult for us to obtain financing.

Increased competitive pressures may reduce our revenues or increase our costs.

      We face substantial competition in each of our businesses from alternative providers of the products and services we offer and from other forms of entertainment, lodging, tourism and recreational activities. We also must compete to obtain human resources, programming and other resources we require in operating our business. For example:

•	Our broadcast and cable networks and stations compete for viewers with other broadcast, cable and satellite services as well as with home video products and Internet usage.

•	Our broadcast and cable networks and stations compete for the sale of advertising time with other broadcast, cable and satellite services, as well as newspaper, magazines, billboards and the Internet.

•	Our cable networks compete for carriage of their programming with other programming providers.

•	Our broadcast and cable networks compete for the acquisition of creative talent and sports and other programming with other broadcast and cable networks.

•	Our theme parks and resorts compete for guests with all other forms of entertainment, lodging, tourism and recreation activities.

•	Our studio operations compete for customers with all other forms of entertainment.

•	Our studio operations, broadcast and cable networks and publishing businesses compete to obtain creative and performing talent, story properties, advertiser support, broadcast rights and market share.

•	Our consumer products segment competes in the character merchandising and other licensing, publishing, interactive and retail activities with other licensors, publishers and retailers of character, brand and celebrity names.

      Competition in each of these areas may divert consumers from our creative or other products, or to other products or other forms of entertainment, which could reduce our revenue or increase our marketing costs. Competition for the acquisition of resources can increase the cost of producing our products and services.

Our results may be adversely affected if long-term programming or carriage contracts are not renewed on sufficiently favorable terms.

      We enter into long-term contracts for both the acquisition and the distribution of media programming and products, including contracts for the acquisition of programming rights for sporting events and other programs, and contracts for the distribution of our programming to cable and satellite operators. As these contracts expire, we must renew or renegotiate the contracts, and if we are unable to renew them on acceptable terms, we may lose programming rights or distribution rights. Even if these contracts are renewed, the cost of obtaining programming rights may increase (or increase at faster rates than our historical experience) or the revenue from distribution of programs may be reduced (or increase at slower rates than our historical experience). With respect to the acquisition of programming rights, particularly sports programming rights, the impact of these long-term contracts on our results over the term of the contracts depends on a number of factors, including the strength of advertising markets, effectiveness of marketing efforts and the size of viewer audiences. There can be no assurance that revenues from programming based on these rights will exceed the cost of the rights plus the other costs of producing and distributing the programming.

Changes in regulations applicable to our businesses may impair the profitability of our businesses.

      Our broadcast networks and television stations are highly regulated, and each of our other businesses is subject to a variety of United States and overseas regulations. These regulations include:

•	United States FCC regulation of our television and radio networks and owned stations, including licensing of stations, ownership limits, prohibitions on “indecent” programming and restrictions on commercial time in children’s programming and regulation of our broadcasting businesses in non-United States markets. Additional information regarding FCC regulation is provided in “Item 1 – Business – Media Networks, Federal Regulation.”

•	Environmental protection regulations.

•	Federal, state and foreign privacy and data protection laws and regulations.

•	Regulation of the safety of consumer products and theme park operations.

•	Imposition by foreign countries of trade restrictions or motion picture or television content requirements or quotas.

•	Domestic and international tax laws or currency controls.

      Changes in any of these regulatory areas may require us to spend additional amounts to comply with the regulations, or may restrict our ability to offer products and services that are profitable.

Labor disputes may disrupt our operations and impair our profitability.

      A significant number of employees in various of our businesses are covered by collective bargaining agreements, including employees of our theme parks and resorts as well as writers, directors, actors, production personnel and others employed in our media networks and studio operations. In addition, the employees of licensees who manufacture and retailers who sell our consumer products may be covered by collective labor agreements with their employers. A labor dispute involving our employees or the employees of our licensees or retailers who sell our consumer products may disrupt our operations and reduce our revenues, and resolution of disputes with our employees may increase our costs.

Provisions in our corporate documents and Delaware state law could delay or prevent a change of control, even if that change would be beneficial to shareholders.

      Our Restated Certificate of Incorporation contains a provision regulating the ability of shareholders to bring matters for action before annual and special meetings and authorizes our Board of Directors to issue and set the terms of preferred stock. The regulations on shareholder action could make it more difficult for any person seeking to acquire control of the Company to obtain shareholder approval of actions that would support this effort. The issuance of preferred stock could effectively dilute the interests of any person seeking control or otherwise make it more difficult to obtain control. In addition, we are subject to the anti-takeover provisions of the Delaware General Corporation Law, which could have the effect of delaying or preventing a change of control in some circumstances.

The seasonality of certain of our businesses could exacerbate negative impacts on our operations.

      Each of our businesses is normally subject to seasonal variations, as follows:

•	Revenues in our Media Networks segment are influenced by advertiser demand and the seasonal nature of programming, and generally peak in the spring and fall.

•	Revenues in our Parks and Resorts segment fluctuate with changes in theme park attendance and resort occupancy resulting from the seasonal nature of vacation travel. Peak attendance and resort occupancy generally occur during the summer months, when school vacations occur, and during early-winter and spring holiday periods.

•	Revenues in our Studio Entertainment segment fluctuate based on the timing of theatrical motion picture, home entertainment and television releases. Release dates for theatrical, home entertainment and television products are determined by several factors, including timing of vacation and holiday periods and competition in the market.

•	Revenues in our Consumer Products segment are influenced by seasonal consumer purchasing behavior and the timing of animated theatrical releases and generally peak in our first fiscal quarter due to the holiday season.

      Accordingly, if a short term negative impact on our business occurs during a time of high seasonal demand (such as hurricane damage to our parks during the summer travel season), the effect could have a disproportionate effect on the results of that business for the year.

ITEM 1B. Unresolved Staff Comments

      The Company has received no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of its 2005 fiscal year and that remain unresolved.

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

Location	Property/ Approximate Size	Use	Business Segment(1)

Burbank, CA	Land (51 acres) & Buildings (2,400,000 ft2)	Owned Office/Production/Warehouse	Corp/Studio/Media/CP
Burbank, CA & surrounding cities	Buildings (1,100,000 ft2)	Leased Office/ Warehouse	Corp/ Studio/ Media/CP
Glendale, CA & surrounding cities	Land (125 acres) & Buildings (2,300,000 ft2)	Owned Office/Warehouse (includes 660,000 ft2 sublet to third party tenants)	Corp/ Studio/ Media/CP/ TP&R
Glendale, CA	Building (300,000 ft2)	Leased Office/ Warehouse (includes 80,000 ft2 sublet to third party tenants)	Corp/CP
Los Angeles, CA	Land (22 acres) & Building (600,000 ft2)	Owned Office/ Production/ Technical	Media
New York, NY	Land (6.5 acres) & Building (1,400,000 ft2)	Owned Office/ Production/ Technical	Media
New York, NY	Buildings (800,000 ft2)	Leased Office/ Production/ Warehouse (includes 10,000 ft [2] sublet to third party tenants)	Corp/ Studio/ Media/CP
Bristol, CT	Land (74 acres) & Buildings (600,000 ft2)	Owned Office/ Production/ Technical	Media
Bristol, CT	Buildings (400,000 ft2)	Leased Office/ Warehouse/ Technical	Media
USA & Canada	Buildings (Multiple sites and sizes)	Office/ Production/ Transmitter/ Retail/ Warehouse (includes 25,000 ft2 sublet to third party tenants)	Studio/ CP/Media
England	Building (330,000 ft2)	Owned Office/ Retail	Corp/ Studio/ Media/CP
Europe, Asia, Australia & Latin America	Buildings (Multiple sites and sizes)	Office/ Retail/ Warehouse	Corp/ Studio/ Media/CP

(1)	Corp – Corporate, CP – Consumer Products and TP&R – Theme Parks and Resorts

ITEM 3. Legal Proceedings

      Milne and Disney Enterprises, Inc. v. Stephen Slesinger, Inc. On November 5, 2002, Clare Milne, the granddaughter of A. A. Milne, author of the Winnie the Pooh books, and the Company’s subsidiary Disney Enterprises, Inc. (DEI) filed a complaint against Stephen Slesinger, Inc. (SSI) in the United States District Court for the Central District of California. On November 4, 2002, Ms. Milne served notices to SSI and DEI terminating A. A. Milne’s prior grant of rights to Winnie the Pooh, effective November 5, 2004, and granted all of those rights to DEI. In their lawsuit, Ms. Milne and DEI seek a declaratory judgment, under United States copyright law, that Ms. Milne’s termination notices were valid; that SSI’s rights to Winnie the Pooh in the United States terminated effective November 5, 2004; that upon termination of SSI’s rights in the United States, the 1983 licensing agreement that is the subject of the Stephen Slesinger, Inc. v. The Walt Disney Company lawsuit terminated by operation of law; and that, as of November 5, 2004, SSI was entitled to no further royalties for uses of Winnie the Pooh. SSI filed (a) an answer denying the material allegations of the complaint and (b) counterclaims seeking a declaration that (i) Ms. Milne’s grant of rights to DEI is void and unenforceable and (ii) DEI remains obligated to pay SSI royalties under the 1983 licensing agreement. SSI also filed a motion to dismiss the complaint or, in the alternative, for summary judgment. Subsequently, the Court ruled that Milne’s termination notices are invalid and dismissed SSI’s counterclaims as moot. Following further motions SSI filed an amended answer and counterclaims and a third-party complaint against Harriet Hunt (heir to E. H. Shepard, illustrator of the original Winnie the Pooh stories), who had served a notice of termination and a grant of rights similar to Ms. Milne’s. By order dated August 3, 2004, the Court granted SSI leave to amend its answer to assert counterclaims against the Company allegedly arising from the Milne and Hunt terminations and the grant of rights to DEI for (a) unlawful and unfair business practices; and (b) breach of the 1983 licensing agreement. In November 2004, the District Court granted a motion by Milne to dismiss her complaint for the purpose of obtaining a final appealable order of dismissal, so as to permit her appeal to the Court of Appeals to proceed. Oral argument of that appeal was heard on September 13, 2005.

      In re The Walt Disney Company Derivative Litigation. William and Geraldine Brehm and thirteen other individuals filed an amended and consolidated complaint on May 28, 1997 in the Delaware Court of Chancery seeking, among other things, a declaratory judgment against each of the Company’s directors as of December 1996 that the Company’s 1995 employment agreement with its former president Michael S. Ovitz, was void, or alternatively that Mr. Ovitz’s termination should be deemed a termination “for cause” and any severance payments to him forfeited. On October 8, 1998, the Delaware Court of Chancery dismissed all counts of the amended complaint. Plaintiffs appealed, and on February 9, 2000, the Supreme Court of Delaware affirmed the dismissal but ruled also that plaintiffs should be permitted to file an amended complaint in accordance with the Court’s opinion. The plaintiffs filed their amended complaint on January 3, 2002. On February 6, 2003, the Company’s directors’ motion to dismiss the amended complaint was converted by the Court to a motion for summary judgment and the plaintiffs were permitted to take discovery. The Company and its directors answered the amended complaint on April 1, 2003. On May 28, 2003, the Court (treating as a motion to dismiss the motion for summary judgment into which it had converted the original motion on February 6, 2003) denied the directors’ motion to dismiss the amended complaint. Trial commenced on October 20, 2004 and on August 9, 2005, the Delaware Court of Chancery issued an order entering judgment against the plaintiffs and in favor of all defendants on all counts. Plaintiffs have appealed from the order.

      Similar or identical claims have also been filed by the same plaintiffs (other than William and Geraldine Brehm) in the Superior Court of the State of California, Los Angeles County, beginning with a claim filed by Richard and David Kaplan on January 3, 1997. On May 18, 1998, an additional claim was filed in the same California court by Dorothy L. Greenfield. All of the California claims were consolidated and stayed pending final resolution of the Delaware proceedings. The Claim filed by Dorothy L. Greenfield was voluntarily dismissed with prejudice on October 24, 2005.

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

Executive Officers of the Company

      The executive officers of the Company are elected each year at the organizational meeting of the Board of Directors, which follows the annual meeting of the shareholders, and at other Board of Directors meetings as appropriate. Each of the executive officers has been employed by the Company in the position or positions indicated in the list and pertinent notes below. Each of the executive officers have been employed by the Company for more than five years.

      At October 1, 2005, the executive officers of the Company were as follows:

			Executive
Name	Age	Title	Officer Since

Michael D. Eisner	63	Chief Executive Officer(1)	1984
Robert A. Iger	54	President and Chief Operating Officer(2)	2000
Thomas O. Staggs	44	Senior Executive Vice President and Chief Financial Officer	1998
Alan N. Braverman	57	Senior Executive Vice President, General Counsel and Secretary(3)	2003
Christine M. McCarthy	50	Executive Vice President, Corporate Finance and Real Estate and Treasurer(4)	2005

(1)	Mr. Eisner was replaced by Mr. Iger as Chief Executive Officer effective October 2, 2005. Mr. Eisner also served as Chairman of the Board from 1984 through March 2004.

(2)	Mr. Iger was appointed President and Chief Executive Officer effective October 2, 2005. He was President and Chief Operating Officer from January 2000, having served (from February 1999 until January 2000) as President of Walt Disney International and Chairman of the ABC Group. Mr. Iger previously held a number of increasingly responsible positions at ABC, Inc. and its predecessor Capital Cities/ ABC, Inc., culminating in service as President and Chief Operating Officer of ABC, Inc. from 1994 to 1999.

(3)	Mr. Braverman was named Executive Vice President and General Counsel of the Company in January 2003 and promoted to Senior Executive Vice President and General Counsel of the Company in October 2003. Prior to his appointment as General Counsel of the Company, Mr. Braverman had been Executive or Senior Vice President and General Counsel of ABC, Inc. since August 1996 and also Deputy General Counsel of the Company since August 2001.

(4)	Ms. McCarthy was named Executive Vice President, Corporate Finance and Real Estate in June 2005 and has been Treasurer since January 2000. Prior to her appointment as Executive Vice President, Corporate Finance and Real Estate, Ms. McCarthy was Senior Vice President and Treasurer from January 2000 to June 2005.

      On October 3, 2005, Kevin A. Mayer was designated an executive officer of the Company. Mr. Mayer, 43, has served as Executive Vice President, Corporate Strategy, Business Development and Technology, of the Company since June 2005. Prior to that, he was Partner and Head of the Global Media and Entertainment Practice of L.E.K. Consulting LLC, a consulting firm, from February 2002, and Chairman and Chief Executive Officer of Clear Channel Interactive, a division of Clear Channel Worldwide, a media company, from September 2000 to December 2001.

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

	Sales Price

	High	Low

2005
4th Quarter	$26.50	$22.90
3rd Quarter	29.00	24.96
2nd Quarter	29.99	27.05
1st Quarter	28.03	22.51
2004
4th Quarter	$25.50	$20.88
3rd Quarter	26.65	21.39
2nd Quarter	28.41	22.90
1st Quarter	23.76	20.36

      The Company declared a dividend of $0.27 per share on December 1, 2005 with respect to fiscal 2005, and a dividend of $0.24 per share on December 1, 2004, with respect to fiscal 2004.

      As of October 1, 2005, the approximate number of common shareholders of record was 986,187.

      The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended October 1, 2005:

			Total Number of
			Shares Purchased
			as Part of	Maximum Number of
	Total Number		Publicly	Shares that May Yet Be
	of Shares	Average Price	Announced Plans	Purchased Under the
Period	Purchased(1)	Paid per Share	or Programs	Plans or Programs(2)

July 3, 2005 – July 30, 2005	138,609	$25.52	—	267 million
July 31, 2005 – August 27, 2005	13,137,630	$25.98	13,000,400	254 million
August 28, 2005 – October 1, 2005	29,523,525	$24.55	29,339,300	225 million

Total	42,799,764	$24.99	42,339,700	225 million

(1)	460,064 shares were purchased on the open market to provide shares to participants in the Walt Disney Investment Plan and Employee Stock Purchase Plan. These purchases were not made pursuant to a publicly announced repurchase plan or program.

(2)	Under a share repurchase program most recently reaffirmed by the Company’s Board of Directors on April 21, 1998, and implemented effective June 10, 1998, the Company was authorized to repurchase up to 400 million shares of its common stock. The repurchase program does not have an expiration date.

ITEM 6.	Selected Financial Data

(In millions, except per share data)

	2005(1)	2004(2)	2003(3)	2002(4)	2001(5)

Statements of income
Revenues	$31,944	$30,752	$27,061	$25,329	$25,172
Income before the cumulative effect of accounting change	2,569	2,345	1,338	1,236	120
Per common share
Earnings before the cumulative effect of accounting change:
Diluted	$1.24	$1.12	$0.65	$0.60	$0.11
Basic	1.27	1.14	0.65	0.61	0.11
Dividends	0.24	0.21	0.21	0.21	0.21
Balance sheets
Total assets	$53,158	$53,902	$49,988	$50,045	$43,810
Borrowings	12,467	13,488	13,100	14,130	9,769
Shareholders’ equity	26,210	26,081	23,791	23,445	22,672
Statements of cash flows
Cash provided (used) by:
Operating activities	$4,269	$4,370	$2,901	$2,286	$3,048
Investing activities	(1,691)	(1,484)	(1,034)	(3,176)	(2,015)
Financing activities	(2,897)	(2,701)	(1,523)	1,511	(1,257)

(1)	During fiscal 2005, the Company adopted Statement of Financial Accounting Standards No. 123R, Share Based Payment (SFAS 123R), which resulted in $253 million of pre-tax expense, or ($0.08) per diluted share. See Note 2 to the Consolidated Financial Statements. In addition, as shown in the table on page 35, the 2005 results include certain items which affected comparability. The impact on diluted earnings per share of these items was an aggregate favorable impact of $0.03 per share. The amounts do not reflect the cumulative effect of adopting Emerging Issues Task Force (EITF) Topic D-108, Use of the Residual Method to Value Acquired Assets Other Than Goodwill, which was a non-cash charge of $57 million ($36 million after-tax or $0.02 per diluted share). See Note 2 to the Consolidated Financial Statements.

(2)	During fiscal 2004, the Company adopted FASB Interpretation No. 46R, Consolidation of Variable Interest Entities (FIN 46), and as a result, consolidated the balance sheets of Euro Disney and Hong Kong Disneyland as of March 31, 2004 and the income and cash flow statements beginning April 1, 2004, the beginning of the Company’s fiscal third quarter. Under FIN 46 transition rules, Euro Disney and Hong Kong Disneyland’s operating results continued to be accounted for on the equity method for the six-month period ended March 31, 2004. In addition, as shown in the table on page 35, the 2004 results include certain items which affected comparability. The impact on diluted earnings per share of these items was an aggregate favorable impact of $0.04 per share.

(3)	As shown in the table on page 35, the 2003 results include certain items which affected comparability. The impact on diluted earnings per share of these items was an aggregate unfavorable impact of $0.01 per share. The amounts do not reflect the cumulative effect of adopting EITF 00-21, Revenue Arrangements with Multiple Deliverables, which was an after-tax charge of $71 million or ($0.03) per diluted share. See Note 2 to the Consolidated Financial Statements.

(4)	The 2002 results include a $216 million pre-tax gain on the sale of investments and a $34 million pre-tax gain on the sale of the Disney Stores in Japan. These items had a $0.06 and $0.01 impact on diluted earnings per share, respectively. During fiscal 2002, the Company acquired Fox Family

Worldwide, Inc. for $5.2 billion. Effective at the beginning of fiscal 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets and, accordingly, ceased amortization of goodwill and substantially all other intangible assets.

(5)	The 2001 results include restructuring and impairment charges totaling $1.5 billion pre-tax. The charges were primarily related to the closure of GO.com, investment write downs and a work force reduction. The diluted earnings per share impact of these charges was ($0.52). The amounts do not reflect the cumulative effect of required accounting changes related to film and derivative accounting which were after-tax charges of $228 million and $50 million, respectively or ($0.11) and ($0.02) per diluted share, respectively.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CONSOLIDATED RESULTS

(in millions, except per share data)

				change

				2005	2004
				vs.	vs.
	2005	2004	2003	2004	2003

Revenues	$31,944	$30,752	$27,061	4%	14%
Costs and expenses	(27,837)	(26,704)	(24,348)	4%	10%
Gain on sale of businesses and restructuring and impairment charges	(6)	(64)	—	(91)%	nm
Net interest expense	(597)	(617)	(793)	(3)%	(22)%
Equity in the income of investees	483	372	334	30%	11%

Income before income taxes, minority interests and the cumulative effect of accounting changes	3,987	3,739	2,254	7%	66%
Income taxes	(1,241)	(1,197)	(789)	4%	52%
Minority interests	(177)	(197)	(127)	(10)%	55%

Income before the cumulative effect of accounting changes	2,569	2,345	1,338	10%	75%
Cumulative effect of accounting changes	(36)	—	(71)	nm	nm

Net income	$2,533	$2,345	$1,267	8%	85%

Earnings per share before the cumulative effect of accounting changes:
Diluted(1)	$1.24	$1.12	$0.65	11%	72%

Basic	$1.27	$1.14	$0.65	11%	75%

Cumulative effect of accounting changes per share	$(0.02)	$—	$(0.03)	nm	nm

Earnings per share:
Diluted(1)	$1.22	$1.12	$0.62	9%	81%

Basic	$1.25	$1.14	$0.62	10%	84%

Average number of common and common equivalent shares outstanding:
Diluted	2,089	2,106	2,067

Basic	2,028	2,049	2,043

(1)	The calculation of diluted earnings per share assumes the conversion of the Company’s convertible senior notes issued in April 2003 into 45 million shares of common stock, and adds back related after-tax interest expense of $21 million for fiscal 2005 and 2004, and $10 million for fiscal year 2003.

Organization of Information

      Management’s Discussion and Analysis provides a narrative on the Company’s financial performance and condition that should be read in conjunction with the accompanying financial statements. It includes the following sections:

•	Consolidated Results
•	Business Segment Results – 2005 vs. 2004
•	Corporate and Other Non-Segment Items – 2005 vs. 2004
•	Pension and Benefit Costs
•	Business Segment Results – 2004 vs. 2003
•	Corporate and Other Non-Segment Items – 2004 vs. 2003
•	Liquidity and Capital Resources
•	Contractual Obligations, Commitments and Off Balance Sheet Arrangements
•	Accounting Policies and Estimates
•	Accounting Changes
•	Forward-Looking Statements

CONSOLIDATED RESULTS

2005 vs. 2004

      Revenues for the year increased 4%, or $1.2 billion, to $31.9 billion. The increase in revenues was due to growth at Media Networks and Parks and Resorts, partially offset by a decline at Studio Entertainment. The Media Networks growth was driven by higher affiliate fees at Cable Networks and higher advertising revenues. The increase at Parks and Resorts was due to an additional six months of Euro Disney revenues in fiscal 2005 compared to fiscal 2004, and higher occupied room nights, theme park attendance and guest spending at the domestic resorts. The decline at Studio was primarily due to an overall decline in DVD unit sales.

      Net income for the year increased 8%, or $188 million, to $2.5 billion. The increase in net income was primarily due to growth at Media Networks, partially offset by a decrease at Studio Entertainment (see Business Segment Results below for further discussion). Additionally, we adopted Statement of Financial Accounting Standards No. 123R, Share Based Payment (SFAS 123R), which increased expense for the year by $253 million ($160 million after-tax or $0.08 per share). Diluted earnings per share before the cumulative effect of an accounting change for the valuation of certain FCC licenses was $1.24, an increase of 11%, or $0.12, compared to the prior-year earnings per share of $1.12. We adopted Emerging Issues Task Force Topic D-108, Use of the Residual Method to Value Acquired Assets Other Than Goodwill (EITF D-108), which resulted in a cumulative effect of accounting change totaling $57 million ($36 million after-tax or $0.02 per share) relating to the valuation of certain FCC licenses (see Note 2 to the Consolidated Financial Statements). Diluted earnings per share after the cumulative effect of the accounting change was $1.22.

      In addition to the items discussed above, results for fiscal 2005, 2004 and 2003 included items in the following table which affect the comparability of the results from year to year and had aggregate favorable/(unfavorable) impacts of $0.03 per share, $0.04 per share and ($0.01) per share, respectively, as follows (in millions, except for per share data):

	2005		2004		2003

	Net		Net		Net
Favorable/(Unfavorable) Impact To	Income	EPS	Income	EPS	Income	EPS

Benefit from the resolution of certain income tax matters (Note 7)	$126	$0.06	$120	$0.06	$56	$0.03
Benefit from the restructuring of Euro Disney’s borrowings (Note 4)	38	0.02	—	—	—	—
Income tax benefit from the repatriation of foreign earnings under the American Jobs Creation Act (Note 7)	32	0.02	—	—	—	—
Gain on the sale of the Mighty Ducks of Anaheim (Note 3)	16	0.01	—	—	—	—
Write-off of investments in leveraged leases (Note 4)	(68)	(0.03)	—	—	(83)	(0.04)
Write-down related to MovieBeam venture	(35)	(0.02)	—	—	—	—
Impairment charge for a cable television investment in Latin America	(20)	(0.01)	—	—	—	—
Restructuring and impairment charges related to the sale of The Disney Stores North America (Note 3)	(20)	(0.01)	(40)	(0.02)	—	—

Total(1)	$69	$0.03	$80	$0.04	$(27)	$(0.01)

(1)	Total diluted earnings per share impact for the year ended October 1, 2005 does not equal the sum of the column due to rounding.

      Cash flow from operations in fiscal 2005 allowed us to continue making capital investments in our properties and reduce our borrowings, which in turn reduced our interest expense. During fiscal 2005, we generated cash flow from operations of $4.3 billion which funded capital expenditures totaling $1.8 billion. In addition, we repurchased $2.4 billion of our common stock and had a net repayment of borrowings of $699 million.

2004 vs. 2003

      Revenues for the year increased 14% or $3.7 billion, to $30.8 billion. The increase in revenues for the year was due to growth in segment revenues in all of the operating segments (see Business Segment Results below for further discussion).

      Net income for fiscal 2004 was $2.3 billion, which was $1.1 billion higher than fiscal 2003. The increase in net income for fiscal 2004 was driven by growth at all of the operating segments. Diluted earnings per share for fiscal 2004 was $1.12, an increase of $0.47 compared to the prior-year earnings per share of $0.65 before the cumulative effect of an accounting change. As shown in the preceding table, results for fiscal 2004 and 2003 included certain items which affected comparability. These items had an aggregate favorable impact of $0.04 per share on fiscal 2004 results and an aggregate unfavorable impact of $0.01 per share on fiscal 2003 results.

      Additionally, we made an accounting change effective as of the beginning of fiscal 2003 to adopt a new accounting rule for multiple element revenue accounting (EITF 00-21, see Note 2 to the Consolidated Financial Statements) which changed the timing of revenue recognition of NFL programming at ESPN resulting in an after-tax charge of $71 million for the cumulative effect of the change. Diluted earnings per share after this cumulative effect was $0.62 for fiscal 2003.

BUSINESS SEGMENT RESULTS – 2005 vs. 2004

				change

				2005	2004
				vs	vs
(in millions)	2005	2004	2003	2004	2003

Revenues:
Networks	$13,207	$11,778	$10,941	12%	8%
Parks and Resorts	9,023	7,750	6,412	16%	21%
Studio Entertainment	7,587	8,713	7,364	(13)%	18%
Consumer Products	2,127	2,511	2,344	(15)%	7%

	$31,944	$30,752	$27,061	4%	14%

Segment operating income:
Media Networks	$2,749	$2,169	$1,213	27%	79%
Parks and Resorts	1,178	1,123	957	5%	17%
Studio Entertainment	207	662	620	(69)%	7%
Consumer Products	520	534	384	(3)%	39%

	$4,654	$4,488	$3,174	4%	41%

      The Company evaluates the performance of its operating segments based on segment operating income and management uses aggregate segment operating income as a measure of the overall performance of the operating businesses. The Company believes that information about aggregate segment operating income assists investors by allowing them to evaluate changes in the operating results of the Company’s portfolio of businesses separate from factors other than business operations that affect net income. The following table reconciles segment operating income to income before income taxes, minority interests and the cumulative effect of accounting changes.

				change

				2005	2004
				vs.	vs.
(in millions)	2005	2004	2003	2004	2003

Segment operating income	$4,654	$4,488	$3,174	4%	41%
Corporate and unallocated shared expenses	(536)	(428)	(443)	25%	(3)%
Amortization of intangible assets	(11)	(12)	(18)	(8)%	(33)%
Gain on sale of businesses and restructuring and impairment charges	(6)	(64)	—	(91)%	nm
Net interest expense	(597)	(617)	(793)	(3)%	(22)%
Equity in the income of investees	483	372	334	30%	11%

Income before income taxes, minority interests and the cumulative effect of accounting changes	$3,987	$3,739	$2,254	7%	66%

      Depreciation expense is as follows:

(in millions)	2005	2004	2003

Media Networks	$182	$172	$169
Parks and Resorts
Domestic	756	710	681
International(1)	207	95	—
Studio Entertainment	26	22	39
Consumer Products	25	44	63

Segment depreciation expense	1,196	1,043	952
Corporate	132	155	107

Total depreciation expense	$1,328	$1,198	$1,059

(1)	Represents 100% of Euro Disney and Hong Kong Disneyland’s depreciation expense for all periods since the Company began consolidating the results of operations and cash flows of these businesses beginning April 1, 2004.

      Segment depreciation expense is included in segment operating income and corporate depreciation expense is included in corporate and unallocated shared expenses.

Media Networks

      The following table provides supplemental revenue and segment operating income detail for the Media Networks segment:

				change

				2005	2004
				vs.	vs.
(in millions)	2005	2004	2003	2004	2003

Revenues
Cable Networks	$7,262	$6,410	$5,523	13%	16%
Broadcasting	5,945	5,368	5,418	11%	(1)%

	13,207	11,778	10,941	12%	8%

Segment operating income:
Cable Networks	2,285	1,924	1,176	19%	64%
Broadcasting	464	245	37	89%	nm

	$2,749	$2,169	$1,213	27%	79%

Revenues

      Media Networks revenues increased 12%, or $1.4 billion, to $13.2 billion, consisting of a 13% increase, or $852 million, at the Cable Networks, and an 11% increase, or $577 million, at Broadcasting.

      Increased Cable Networks revenues were primarily due to growth of $690 million from cable and satellite operators and $172 million in advertising revenues. Revenues from cable and satellite operators are generally derived from fees charged on a per subscriber basis, and the increase in the current year was due to contractual rate increases and subscriber growth at ESPN and the Disney Channels. Increased advertising revenue was due to higher rates at ESPN and higher ratings at ABC Family.

      The Company’s contractual arrangements with cable and satellite operators are renewed or renegotiated from time to time in the ordinary course of business. A number of these arrangements are currently in negotiation. Consolidation in the cable and satellite distribution industry and other factors may adversely affect the Company’s ability to obtain and maintain contractual terms for the distribution of its various cable and satellite programming services that are as favorable as those currently in place. If this were to occur, revenues from Cable Networks could increase at slower rates than in the past or could stabilize or decline. Certain of the Company’s existing contracts with cable and satellite operators as well as contracts in negotiation include annual live programming commitments. In these cases, revenues subject to the commitment, which are collected ratably over the year, are deferred until the annual commitments are satisfied which generally results in higher revenue recognition in the second half of the year.

      Increased Broadcasting revenues were due to growth at the ABC Television Network and Television Production and Distribution. ABC Television Network revenues increased primarily due to higher primetime advertising revenue resulting from higher ratings and advertising rates. The growth at Television Production and Distribution was driven by higher license fee revenues from domestic markets as a result of the syndication of My Wife and Kids and higher revenue in international markets from sales of Desperate Housewives and Lost.

Costs and Expenses

      Costs and expenses, which consist primarily of programming rights costs, production costs, participation costs, distribution and marketing expenses, labor costs and general and administrative costs, increased 9%, or $849 million, to $10.5 billion consisting of an 11% increase, or $491 million, at the Cable Networks, and a 7% increase, or $358 million, at Broadcasting. The increase at Cable Networks was driven by increases at ESPN from higher general and administrative expenses, increased production costs and investments in new business initiatives, including ESPN branded mobile phone service. Higher general and administrative expenses, programming expenses and marketing costs at the Disney Channels also contributed to the increase at Cable Networks. The increase at Broadcasting was driven by higher production and participation costs at TV Production and Distribution. The adoption of SFAS 123R increased expenses in fiscal year 2005 at Cable Networks and at Broadcasting by $36 million and $64 million, respectively.

Sports Programming Costs

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

      The initial five-year period of the Company’s contract to televise NFL games was non-cancelable and ended with the telecast of the 2003 Pro Bowl. In February 2003, the NFL did not exercise its renegotiation option and as a result, the Company’s NFL contract was extended for an additional three years ending with the telecast of the 2006 Pro Bowl. The aggregate fee for the three-year period is $3.7 billion. ESPN recognized its portion of the costs of the initial five-year term of the contract at levels that increased each year commensurate with expected increases in NFL revenues. As a result, ESPN experienced its highest level of NFL programming costs during fiscal 2003. The implementation of the contract extension resulted in a $180 million reduction in NFL programming costs at ESPN in fiscal 2004 as compared to fiscal 2003. The majority of this decrease was in the first quarter of fiscal 2004. These costs were relatively level in fiscal 2005 and will remain relatively level in fiscal 2006. Cash payments under the contract were $1.2 billion for fiscal 2005 and fiscal 2004.

      The Company entered into a new agreement with the NFL for the right to broadcast NFL Monday Night football games on ESPN. The contract provides for total payments of approximately $8.87 billion over an eight-year period, commencing with the 2006-2007 season. The payment terms of the new contract provide for average increases in the annual payments of approximately 4% per year. We expect that our expense recognition of the costs of the new contract will reflect this payment schedule. The Company has rights to 21 games in the 2006-2007 season, which begins in the fourth quarter of the Company’s fiscal year 2006. Additionally, subsequent to the end of the fiscal year, the Company entered into an eight-year agreement with NASCAR pursuant to which ABC and ESPN will have the right to televise certain NASCAR races and related programming beginning in 2007. The agreement is subject to termination by the ESPN and NASCAR boards of directors through December 10, 2005.

Segment Operating Income

      Segment operating income increased 27%, or $580 million, to $2.7 billion for the year due to an increase of $361 million at the Cable Networks and an increase of $219 million at Broadcasting. The increase at Cable Networks was due to growth at ESPN from higher affiliate revenues and advertising revenues, partially offset by higher costs and expenses at ESPN. The increase at Broadcasting was driven by higher primetime advertising revenues at the ABC Television Network and higher license fee revenues from syndication of My Wife and Kids and international sales of Lost and Desperate Housewives at Television Production and Distribution.

MovieBeam

      The Company launched MovieBeam, an on-demand electronic movie rental service in three domestic cities in October 2003. The Company suspended service in April 2005 while evaluating its go-forward business model and negotiating a refinancing of the business with strategic and financial investors. If successful, a refinancing transaction may result in the Company making a further investment in the business while retaining only a minority interest in MovieBeam. Based on continuing negotiations with investors, the Company has concluded that any such refinancing will not be sufficient to recover all of its investment related to the MovieBeam venture and has recognized $56 million ($35 million after-tax or $0.02 per share) of impairment charges during the year ended October 1, 2005.

Parks and Resorts

Revenues

      Revenues at Parks and Resorts increased 16%, or $1.3 billion, to $9.0 billion. The Company began consolidating the results of Euro Disney and Hong Kong Disneyland at the beginning of the third quarter of fiscal 2004, which resulted in fiscal 2004 segment results including only six months of operations of these businesses while fiscal 2005 includes a full year of operations. The impact of fiscal 2005 including an additional six months of operations as compared to fiscal 2004 accounted for an 8% or $672 million increase in Parks and Resorts revenue for the year, which represents the revenues of Euro Disney and Hong Kong Disneyland for the first half of fiscal 2005. Excluding the impact of including the additional six months of Euro Disney and Hong Kong Disneyland operations, fiscal 2005 revenues grew 8%, or $601 million, primarily due to growth of $364 million at the Walt Disney World Resort and $213 million at the Disneyland Resort.

      At the Walt Disney World Resort, increased revenues were due to higher occupied room nights, theme park attendance and guest spending, and increased sales at Disney’s Vacation Club. Increased occupied room nights reflected increased visitation to the resort reflecting the ongoing recovery in travel and tourism, the popularity of Disney as a travel destination and the availability of additional rooms in both the first and second quarters of the prior year. During the third quarter, the Company launched two programs, Disney’s Magical Express and Extra Magic Hours, which are designed to increase occupancy at the Walt Disney World hotels. Increased theme park attendance reflected increased international and domestic guest visitation, driven by the Happiest Celebration on Earth promotion which celebrates the 50th anniversary of Disneyland. Higher guest spending was primarily due to higher food and beverage purchases, ticket price increases and fewer promotional offers compared to the prior year.

      At the Disneyland Resort, increased revenues were driven by higher guest spending and attendance at the theme parks due to increased ticket prices and the 50th anniversary celebration, respectively.

      Across our domestic theme parks, both attendance and per capita theme park guest spending increased by 5%. Attendance at the Walt Disney World Resort increased 5% while per capita theme park guest spending increased 2%. Attendance at the Disneyland Resort increased 4% while per capita theme park guest spending increased 14%. Operating statistics for our domestic hotel properties are as follows:

	East Coast		West Coast		Total Domestic
	Resorts		Resorts		Resorts

	Year Ended		Year Ended		Year Ended

	Oct. 1,	Sept. 30,	Oct. 1,	Sept. 30,	Oct. 1,	Sept. 30,
	2005	2004	2005	2004	2005	2004

Occupancy	83%	77%	90%	87%	83%	78%
Available Room Nights (in thousands)	8,777	8,540	810	816	9,587	9,356
Per Room Guest Spending	$199	$198	$272	$253	$206	$204

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

Costs and Expenses

      Costs and expenses increased 18%, or $1.2 billion, to $7.8 billion. As noted above, fiscal 2005 included an additional six months of Euro Disney and Hong Kong Disneyland operations, which accounted for an 11% or $722 million increase in costs and expenses for the year. In addition, the adoption of SFAS 123R increased expenses by $42 million in fiscal year 2005. The remaining increase of $454 million was primarily due to higher costs at Walt Disney World and Disneyland and increased pre-opening costs at Hong Kong Disneyland. Walt Disney World incurred higher volume-related expenses, increased costs associated with new attractions and service programs, information technology and higher fixed costs. Disneyland incurred higher volume-related expenses and marketing and sales costs associated with the 50th anniversary celebration and higher fixed costs.

Segment Operating Income
      Segment operating income increased 5%, or $55 million, to $1.2 billion primarily due to growth at Walt Disney World and Disneyland. These increases were partially offset by a decrease of $50 million due to the impact of fiscal 2005 including an additional six months of Euro Disney and Hong Kong Disneyland operations as compared to fiscal 2004 (which represents the results of Euro Disney and Hong Kong Disneyland for the first half of fiscal 2005), higher pre-opening expenses at Hong Kong

Disneyland in the second half of the year, and stock option expense associated with the adoption of SFAS 123R in fiscal year 2005.

Studio Entertainment

Revenues

      Revenues decreased 13%, or $1.1 billion, to $7.6 billion, primarily due to a decrease of $1.1 billion in worldwide home entertainment. The decline in revenues at worldwide home entertainment was due to an overall decline in DVD unit sales resulting from a lower performing slate of current year titles, including a decline in the ratio of home video unit sales to the related total domestic box-office results for feature films. Successful current year titles included Disney/ Pixar’s The Incredibles, National Treasure, Bambi Platinum Release and Aladdin Platinum Release, while the prior year included Disney/ Pixar’s Finding Nemo, Pirates of the Caribbean and The Lion King Platinum Release.

Costs and Expenses

      Costs and expenses, which consist primarily of production cost amortization, distribution and selling expenses, product costs and participation costs, decreased 8%, or $671 million, due to lower costs in worldwide theatrical motion picture distribution and in worldwide home entertainment. The decline in costs and expenses at worldwide theatrical distribution was primarily due to lower distribution costs and lower production cost amortization. Distribution costs were lower as the prior year included higher profile films that had extensive marketing campaigns to launch the films. The decrease in production cost amortization was driven by lower film cost write-offs. These cost decreases were partially offset by increased production cost amortization and distribution costs at Miramax due to an increased number of releases and higher write-offs. Lower costs in worldwide home entertainment were primarily due to lower distribution costs, production cost amortization and participation costs. Distribution costs and production cost amortization were lower as a result of decreased unit sales. Participation costs were down as the prior year included Finding Nemo and Pirates of the Caribbean, which had higher participation costs due to better performance than current year titles. Pixar receives an equal share of profits (after distribution fees) as co-producer of Finding Nemo and The Incredibles. The adoption of SFAS 123R increased expenses by $41 million in fiscal year 2005.

Segment Operating Income

      Segment operating income decreased 69%, or $455 million, to $207 million, primarily due to lower overall unit sales in worldwide home entertainment and a decline at Miramax, partially offset by better performance in worldwide theatrical motion picture distribution.

Miramax

      In March 2005, the Company entered into agreements with Miramax co-chairmen, Bob and Harvey Weinstein, and their new production company. Pursuant to those agreements, the Company, among other things, substantially resolved all economic issues relating to the Weinsteins’ existing employment agreements; terminated the Weinsteins’ existing employment agreements and entered into new employment agreements with them through September 30, 2005; sold interests in certain films in various stages of production to the Weinsteins’ new company; and provided it with the opportunity to acquire certain development projects, as well as sequel rights to certain library product. The Company retains certain co-financing, distribution and participation rights in several of these properties. The Company also retains the Miramax and Dimension film libraries and the name “Miramax Films,” while the Weinsteins have taken the Dimension name to their new company. No material charges were recorded as a result of the execution of the agreements and the Company does not currently anticipate that it will incur material charges in connection with the remaining Miramax projects.

Film Financing

      In August 2005, the Company entered into a film financing arrangement with a group of investors whereby the investors will fund up to approximately $500 million for 40% of the production and marketing costs of a slate of up to thirty-two live-action films, excluding certain titles such as The Chronicles of Narnia and, in general, sequels to previous films, in return for approximately 40% of the future net cash flows generated by these films. By entering into this transaction, the Company is able to share the risks and rewards of the performance of its live-action film production and distribution activity with outside investors.

Consumer Products

Revenues

      Revenues decreased 15%, or $384 million, to $2.1 billion, primarily due to a decrease of $543 million as a result of the sale of The Disney Store North America in the first quarter of fiscal 2005. This decrease was partially offset by increases at Merchandise Licensing and Buena Vista Games of $118 million and $53 million, respectively.

      The increase in Merchandise Licensing was due to higher revenues across all lines of business and recognition of contractual minimum guarantee revenues which increased by $49 million in fiscal 2005 compared to fiscal 2004. The increase at Buena Vista Games was due to the performance of The Incredibles licensed products, recognition of contractual minimum guarantee revenue, which increased by $17 million in fiscal 2005 compared to fiscal 2004, and higher sales of Game Boy Advance games.

Costs and Expenses

      Costs and expenses decreased 19%, or $370 million, to $1.6 billion, due to a decrease of $528 million related to the sale of The Disney Store North America chain, partially offset by higher product development spending at Buena Vista Games, increased operating expenses at Merchandise Licensing and $20 million of stock option expense associated with the adoption of SFAS 123R in fiscal year 2005.

Segment Operating Income

      Segment operating income decreased 3%, or $14 million, to $520 million, primarily due to lower operating income at The Disney Store, partially offset by growth in Merchandise Licensing.

Disney Stores

      Effective November 21, 2004, the Company sold substantially all of The Disney Store chain in North America under a long-term licensing arrangement to a wholly-owned subsidiary of The Children’s Place (TCP). The Company received $100 million for the working capital transferred to the buyer at the closing of the transaction. During fiscal 2005, the Company recorded a loss on the working capital that was transferred to the buyer and additional restructuring and impairment charges related to the sale (primarily for employee retention and severance and lease termination costs) totaling $32 million. Pursuant to the terms of sale, The Disney Store North America retained its lease obligations related to the stores transferred to the buyer and became a wholly owned subsidiary of TCP. TCP is required to pay the Company a royalty on substantially all of the physical retail store sales beginning on the second anniversary of the closing date of the sale.

      During the years ended September 30, 2004 and 2003, the Company recorded $64 million and $16 million, respectively, of restructuring and impairment charges related to The Disney Stores. The bulk of these charges were impairments of the carrying value of fixed assets related to the stores to be sold.

      The following table provides revenue and operating (loss) income for The Disney Store North America:

(in millions)	2005	2004	2003

Revenues	$85	$628	$644
Operating (loss) income	$(9)	$6	$(101)

CORPORATE AND OTHER NON-SEGMENT ITEMS – 2005 vs. 2004

Corporate and Unallocated Shared Expenses

			change
			2005
			vs.
(in millions)	2005	2004	2004

Corporate and unallocated shared expenses	$(536)	$(428)	25%

      Corporate and unallocated shared expenses increased 25%, or $108 million, for the year primarily due to the favorable resolution of certain legal matters that reduced expenses in the prior year and stock option expense associated with the adoption of SFAS 123R. The adoption of SFAS 123R in fiscal 2005 increased expenses by $50 million.

Net Interest Expense

      Net interest expense is detailed below:

			change
			2005
			vs.
(in millions)	2005	2004	2004

Interest expense	$(605)	$(629)	(4)%
Aircraft leveraged lease investment write-down	(101)	(16)	nm
Interest and investment income	48	28	71%
Gain on restructuring of Euro Disney debt	61	—	nm

Net interest expense	$(597)	$(617)	(3)%

      Excluding an increase of $36 million due to the consolidation of Euro Disney and Hong Kong Disneyland for a full twelve months in fiscal 2005 compared to six months in fiscal 2004, interest expense decreased 10%, or $60 million for the year primarily due to lower average debt balances, partially offset by higher effective interest rates.

      Aircraft leveraged lease charges increased as a result of the write-off of our leveraged lease investment with Delta Air Lines, Inc. (Delta) after Delta’s bankruptcy filing in September 2005. In fiscal 2004, we took a partial write-down of our investment with Delta consistent with our agreement with Delta to reduce lease payments. In the event of a material modification to the Delta aircraft leases or foreclosure of the Delta aircraft by the debt holders, certain tax payments of up to $100 million could be accelerated. The expected tax payments are currently reflected on our balance sheet as a deferred tax liability and are not expected to result in a further charge to earnings. As of October 1, 2005, our remaining aircraft leverage lease investment totaled approximately $52 million with FedEx Corp.

      The current year interest and investment income included $19 million in gains from the sale of investments.

      Net interest expense was also impacted by a $61 million gain (primarily non-cash) that was recorded by Euro Disney as a result of the restructuring of Euro Disney’s borrowings. See Note 4 to the Consolidated Financial Statements.

Equity in the Income of Investees

			change
			2005
			vs.
(in millions)	2005	2004	2004

Equity in the Income of Investees	$483	$372	30%

      Equity in the income of investees increased 30%, or $111 million, for fiscal 2005 due to the absence of equity losses from Euro Disney which was accounted for under the equity method through the second quarter of fiscal year 2004, and higher affiliate revenue at Lifetime Television.

Effective Income Tax Rate

			change
			2005
			vs.
	2005	2004	2004

Effective income tax rate	31.1%	32.0%	(0.9)ppt

      The effective tax rates reflect the release of reserves as a result of the favorable resolution of certain tax matters in both fiscal 2005 and fiscal 2004. In addition, fiscal 2005 reflects the favorable impact of a one-time deduction under the American Jobs Creation Act of 2004 related to the repatriation of foreign earnings. Excluding these benefits, the effective income tax rates were 35.1% and 35.2% for fiscal years 2005 and 2004, respectively. As more fully discussed in Note 7 to the Consolidated Financial Statements, the 2005 effective income tax rate reflects the first year of a three-year phase-out of an exclusion for certain extraterritorial income attributable to foreign trading gross receipts.

PENSION AND BENEFIT COSTS

      Pension and post-retirement medical benefit plan costs affect results in all of our segments, with the majority of these costs being borne by the Parks and Resorts segment. These costs decreased from $374 million in fiscal 2004 to $314 million in fiscal 2005. The decrease in fiscal 2005 was due primarily to an increase in the discount rate used to measure the present value of plan obligations. The discount rate assumption increased from 5.85% to 6.30% reflecting trends in prevailing market interest rates at our June 30, 2004 valuation date.

      We expect pension and post-retirement medical costs to increase to $462 million in fiscal 2006. The increase is primarily due to a decrease in the discount rate assumption from 6.30% to 5.25%, reflecting decreases in prevailing market interest rates on our June 30, 2005 valuation date. The assumed discount rate for pension plans reflects the market rates for high-quality corporate bonds currently available. The Company’s discount rate was determined by considering the average of pension yield curves constructed of a large population of high quality corporate bonds. The resulting discount rate reflects the matching of plan liability cash flows to the yield curves.

      During fiscal 2005, the Company contributed $303 million to its pension and postretirement medical plans which included voluntary contributions above the minimum requirements for the pension plans. The Company currently expects to contribute, at a minimum, $61 million to its pension and postretirement medical plans during fiscal 2006. The Company may make additional contributions into its pension plans in fiscal 2006 depending on how the funded status of those plans change and also depending on the outcome of proposed changes to the funding regulations currently being considered by the United States Congress.

      Due to an increase in the present value of pension obligations, pension obligations exceed plan assets for a number of our pension plans. In this situation, the accounting rules require that we record an additional minimum pension liability. The additional minimum pension liability adjustment at year end fiscal 2005 and fiscal 2004 is as follows:

	Minimum Liability
	at Fiscal Year End
			Increase
	2005	2004	in 2005

Pretax	$1,124	$415	$709
Aftertax	$709	$261	$448

      The increase in the additional minimum pension liability in fiscal 2005 was primarily due to the decrease in the discount rate from 6.30% to 5.25%. The accounting rules do not require that changes in the additional minimum pension liability adjustment be recorded in current period earnings, but rather they are recorded directly to equity through accumulated other comprehensive income. Expense recognition under the pension accounting rules is based upon long-term trends over the expected life of the Company’s workforce. See Note 8 to the Consolidated Financial Statements for further discussion.

BUSINESS SEGMENT RESULTS – 2004 vs. 2003

Media Networks

Revenues

      Media Networks revenues increased 8%, or $837 million, to $11.8 billion reflecting a 16% increase, or $887 million at the Cable Networks, and a decrease of 1%, or $50 million, at Broadcasting.

      Increased Cable Networks revenues were driven by increases of $696 million in revenues from cable and satellite operators and $236 million in advertising revenues. Increased advertising revenue was primarily at ESPN due to higher advertising rates and at ABC Family due to higher ratings. The increase in revenues from cable and satellite operators in fiscal 2004 reflected both contractual rate adjustments and to a lesser extent subscriber growth.

      Decreased Broadcasting revenues were driven by a decrease of $147 million at the Television Production and Distribution businesses partially offset by an increase of $63 million at the ABC Television Network. The decrease in Television Production and Distribution revenues was primarily due to lower syndication revenue and license fees. The increase at the ABC Television Network was driven by higher advertising revenues reflecting higher rates due to an improved advertising marketplace, partially offset by lower ratings and a decrease due to airing the Super Bowl in fiscal 2003.

Costs and Expenses
      Costs and expenses decreased 1%, or $119 million, to $9.6 billion. The decrease reflected lower costs at Broadcasting, partially offset by higher costs at Cable. The decrease at Broadcasting was due to lower programming costs partially offset by higher pension and other administrative costs as well as higher MovieBeam operating costs. Higher costs at Cable reflected increased programming, pension and administrative costs, partially offset by lower bad debt expense.

      Lower programming costs at Broadcasting were driven by lower sports programming costs primarily due to the airing of the Super Bowl in fiscal 2003, lower license fees for primetime series and fewer primetime movies. Additionally, fiscal 2003 included higher news production costs due to the coverage of the military conflict in Iraq.

      Higher programming costs at Cable Networks were primarily due to higher rights and production costs at ESPN, partially offset by lower NFL amortization due to commencing the three year option period as described under “Sports Programming Costs” above. The decrease in bad debt expense at the Cable Networks reflected the favorable impact of a bankruptcy settlement with a cable operator in Latin America in the second quarter of fiscal 2004.

      Cost recognition for NFL programming at the ABC Television Network in fiscal 2004 decreased by $300 million as compared to fiscal 2003. The decrease at the ABC Television Network is primarily due to the absence of the Super Bowl, which was aired in fiscal 2003, as well as fewer games in fiscal 2004. The absence of the Super Bowl and the lower number of games at the ABC Television Network also resulted in lower revenue from NFL broadcasts in fiscal 2004. Cash payments under the contract in fiscal 2004 totaled $1.2 billion as compared to $1.3 billion in fiscal 2003.

Segment Operating Income
      Segment operating income increased 79%, or $956 million, to $2.2 billion reflecting increases of $748 million at the Cable Networks and $208 million at Broadcasting. Growth at the Cable Networks reflected higher affiliate revenues, higher advertising revenue and lower NFL programming costs, partially offset by higher rights and production costs and higher administrative expenses. Increased segment operating income at Broadcasting reflected higher advertising revenues at the ABC Television Network and lower programming and production costs, partially offset by higher administrative expenses.

Parks and Resorts

Revenues
      Revenues at Parks and Resorts increased 21%, or $1.3 billion, to $7.8 billion. The increase was driven by increases of $715 million due to the consolidation of Euro Disney and Hong Kong Disneyland (primarily Euro Disney), $609 million from the Walt Disney World Resort, and $95 million from the Disneyland Resort. These increases were partially offset by a decrease of $61 million resulting from the sale of the Anaheim Angels baseball team during the third quarter of fiscal 2003.

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

      Across our domestic theme parks, attendance increased 7% and per capita guest spending increased 6% compared to fiscal 2003. Attendance and per capita guest spending at the Walt Disney World Resort increased 10% and 4%, respectively. Attendance at the Disneyland Resort remained flat while per capita guest spending increased 7%. Operating statistics for our hotel properties are as follows (unaudited):

	East Coast		West Coast		Total Domestic
	Resorts		Resorts		Resorts

	Year Ended		Year Ended		Year Ended
	September 30,		September 30,		September 30,

	2004	2003	2004	2003	2004	2003

Occupancy	77%	76%	87%	83%	78%	77%
Available Room Nights (in thousands)	8,540	7,550	816	816	9,356	8,366
Per Room Guest Spending	$198	$202	$253	$245	$204	$206

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

Costs and Expenses

      Costs and expenses increased 21%, or $1.2 billion, compared to fiscal 2003. The increase in costs and expenses was primarily due to the consolidation of Euro Disney and Hong Kong Disneyland, which increased costs and expenses by $651 million, as well as higher operating costs at both domestic resorts. Higher operating costs were driven by volume increases as well as higher employee benefits, marketing and sales costs, depreciation expense, and information technology costs. Higher employee benefits costs reflected increased pension and post-retirement medical costs, which grew $137 million at the domestic resorts. Higher marketing costs were driven by the opening of “Mission: SPACE” at Epcot and Disney’s Pop Century Resort at Walt Disney World, and by the Twilight ZoneTM Tower of Terror and the 50th anniversary celebration at Disneyland. Higher depreciation reflects new resort properties and theme park attractions as well as new information technology systems. These increases were partially offset by cost decreases due to the sale of the Anaheim Angels during the third quarter of fiscal 2003.

Segment Operating Income

      Segment operating income increased 17%, or $166 million, to $1.1 billion, primarily due to growth at the Walt Disney World Resort and the consolidation of Euro Disney which contributed $75 million of the increase in operating income.

Studio Entertainment

Revenues

      Revenues increased 18%, or $1.3 billion, to $8.7 billion, due to increases of $1.4 billion in worldwide home entertainment and $151 million in television distribution, partially offset by a decrease of $215 million in worldwide theatrical motion picture distribution.

      Worldwide home entertainment revenues increased due to higher DVD unit sales in fiscal 2004, which included Disney/ Pixar’s Finding Nemo, Pirates of the Caribbean, The Lion King Platinum Release and Brother Bear compared to fiscal 2003, which included Lilo & Stitch and Beauty and the Beast. Revenues in television distribution increased due to higher pay television sales due to better performances of live-action titles. Worldwide theatrical motion picture distribution revenue decreased due to the performance of fiscal 2004 titles, which included Home on the Range, The Alamo and King Arthur, which faced difficult comparisons to the strong performances of fiscal 2003 titles, which included Finding Nemo (domestically) and Pirates of the Caribbean. Partially offsetting the decrease was the successful performance of Finding Nemo internationally in fiscal 2004.

Costs and Expenses

      Costs and expenses increased 19%, or $1.3 billion, compared to fiscal 2003. Higher costs and expenses were due to increases in worldwide home entertainment and worldwide theatrical motion picture distribution. Higher costs and expenses in worldwide home entertainment reflected higher distribution costs and production cost amortization for fiscal 2004 titles, primarily due to the increased unit sales volume for Finding Nemo and Pirates of the Caribbean. In addition, participation expense was higher in fiscal 2004 because of participation arrangements with Finding Nemo and Pirates of the Caribbean. Higher costs in worldwide theatrical motion picture distribution were due to increased distribution costs for fiscal 2004 titles, which included King Arthur, Brother Bear and The Village, and increased production cost amortization, including higher film cost write-downs, for fiscal 2004 titles which included Home on the Range and The Alamo. These increases were partially offset by lower production and development write-offs and lower participation expense as fiscal 2003 included participation payments for the domestic theatrical release of Finding Nemo and the worldwide theatrical release of Pirates of the Caribbean. Cost and expenses for television distribution were comparable year over year.

Segment Operating Income

      Segment operating income increased 7%, or $42 million, to $662 million, due to improvements in worldwide home entertainment and television distribution, partially offset by declines in worldwide theatrical motion picture distribution.

Consumer Products

Revenues

      Revenues increased 7%, or $167 million, to $2.5 billion, reflecting increases of $73 million in Merchandise Licensing, $72 million in Publishing and $28 million at The Disney Store.

      Higher Merchandise Licensing revenues were due to higher sales of hardlines, softlines and toys which were driven by the strong performance of Disney Princess and certain film properties. The increase at Publishing primarily reflected the strong performance of Finding Nemo and other childrens books and W.I.T.C.H. magazine and book titles across all regions.

Costs and Expenses

      Overall costs and expenses were essentially flat at $2.0 billion. Costs and expenses reflected decreases at The Disney Store due primarily to overhead savings and the closure of underperforming stores, offset by volume related increases at Publishing and higher operating expenses related to Merchandise Licensing.

Segment Operating Income

      Segment operating income increased 39%, or $150 million, to $534 million, primarily driven by an increase of $117 million at The Disney Store due primarily to overhead savings and the closure of underperforming stores as well as margin improvements. Improvements in Merchandise Licensing and Publishing also contributed to operating income growth.

CORPORATE AND OTHER NON-SEGMENT ITEMS – 2004 vs. 2003

Corporate and Unallocated Shared Expenses

			change
			2004
			vs.
(in millions)	2004	2003	2003

Corporate and unallocated shared expenses	$(428)	$(443)	(3)%

      Corporate and unallocated shared expenses decreased 3% in fiscal 2004 to $428 million. Fiscal 2004 corporate and unallocated shared expenses reflected the favorable resolution of certain legal matters, partially offset by higher legal and other administrative costs.

Net Interest Expense

			change
			2004
			vs.
(in millions)	2004	2003	2003

Interest expense	$(629)	$(666)	(6)%
Aircraft leveraged lease investment write-down	(16)	(114)	(86)%
Interest and investment income (loss)	28	(13)	nm

Net interest expense	$(617)	$(793)	(22)%

      Excluding an increase of $51 million due to the consolidation of Euro Disney and Hong Kong Disneyland in fiscal 2004, interest expense decreased 13%, or $88 million, in fiscal 2004. Lower interest expense for fiscal 2004 was primarily due to lower average debt balances.

      Interest and investment income (loss) was income of $28 million in fiscal 2004 compared to a loss of $13 million in fiscal 2003. Fiscal 2004 reflected higher interest income while fiscal 2003 included a loss on the early repayment of certain borrowings.

      In fiscal 2004, we took a partial write-down of our investment with Delta due to our agreement with Delta to reduce lease payments. In fiscal 2003, we wrote off our investment in aircraft leveraged lease with United Airlines as a result of their bankruptcy filing.

Equity in the Income of Investees

			change
			2004
			vs.
(in millions)	2004	2003	2003

Equity in the Income of Investees	$372	$334	11%

      The increase in equity in the income of our investees in fiscal 2004 reflected increases at Lifetime Television, due to lower programming and marketing expenses, as well as increases at A&E and E! Entertainment due to higher advertising revenues.

Effective Income Tax Rate

			change
			2004
			vs.
	2004	2003	2003

Effective income tax rate	32.0%	35.0%	(3.0)ppt

      The effective income tax rate decreased from 35.0% in fiscal 2003 to 32.0% in fiscal 2004. The decrease in the fiscal 2004 effective income tax rate is primarily due to tax reserve adjustments including a $120 million reserve release as a result of the favorable resolution of certain federal income tax issues.

LIQUIDITY AND CAPITAL RESOURCES

      Cash and cash equivalents decreased by $319 million during the year ended October 1, 2005. The change in cash and cash equivalents is as follows:

(in millions)	2005	2004	2003

Cash provided by operating activities	$4,269	$4,370	$2,901
Cash used by investing activities	(1,691)	(1,484)	(1,034)
Cash used by financing activities	(2,897)	(2,701)	(1,523)

(Decrease)/ increase in cash and cash equivalents	$(319)	$185	$344

Operating Activities

      Cash provided by operations decreased 2% or $101 million, to $4.3 billion, driven by the timing of payments for accounts payable and accrued expenses as well as higher income tax payments and pension contributions. These decreases were partially offset by higher pre-tax income adjusted for non-cash items.

      The Company’s Studio and Media Networks segments incur costs to acquire and produce television and feature film programming. Film and television production costs include all internally produced content such as live action and animated feature films, animated direct-to-video programming, television series, television specials, theatrical stage plays or other similar product. Programming costs include film or television product licensed for a specific period from third parties for airing on the Company’s broadcast, cable networks and television stations. Programming assets are generally recorded when the programming becomes available to us with a corresponding increase in programming liabilities. Accordingly, we analyze our programming assets net of the related liability.

The Company’s film and television production and programming activity for the fiscal years ended 2005, 2004 and 2003 are as follows:

(in millions)	2005	2004	2003

Beginning balances:
Production and programming assets	$6,422	$6,773	$6,620
Programming liabilities	(939)	(1,029)	(1,179)

	5,483	5,744	5,441

Spending:
Film and television production	2,631	2,610	3,099
Broadcast programming	3,712	3,693	4,071

	6,343	6,303	7,170

Amortization:
Film and television production	(3,243)	(3,018)	(2,753)
Broadcast programming	(3,668)	(3,610)	(4,077)

	(6,911)	(6,628)	(6,830)

Change in film and television production and programming costs	(568)	(325)	340

Other non-cash activity	(61)	64	(37)
Ending balances:
Production and programming assets	5,937	6,422	6,773
Programming liabilities	(1,083)	(939)	(1,029)

	$4,854	$5,483	$5,744

Investing Activities

      Investing activities consist principally of investments in parks, resorts and other property and mergers, acquisition and divestiture activity. The Company’s investments in parks, resorts and other property for the last three years are as follows:

(in millions)	2005	2004	2003

Media Networks	$228	$221	$203
Parks and Resorts:
Domestic	726	719	577
International(1)	711	289	—
Studio Entertainment	37	39	49
Consumer Products	10	14	44
Corporate and unallocated	111	145	176

	$1,823	$1,427	$1,049

(1)	Represents 100% of Euro Disney and Hong Kong Disneyland’s capital expenditures for all periods since the Company began consolidating the results of operations and cash flows of these two businesses effective with the beginning of the third quarter of fiscal 2004.

      Capital expenditures for the Parks and Resorts segment are principally for theme park and resort expansion, new rides and attractions and recurring capital and capital improvements. The international park spending in 2005 primarily reflects Hong Kong Disneyland construction costs where capital expenditures totaled $591 million compared to the prior year amount of $251 million which includes only six months of activity. Our equity partner contributed $147 million in fiscal 2005 and $66 million in the second half of fiscal 2004, which are included as sources of cash in financing activities. Capital spending at Hong Kong Disneyland is expected to decrease in fiscal 2006 as the theme park opened in September 2005.

      Capital expenditures at Media Networks primarily reflect investments in facilities and equipment for expanding and upgrading broadcast centers, production facilities and television station facilities.

      Corporate and unallocated shared capital expenditures were primarily for information technology software and hardware.

Other Investing Activities

      During fiscal 2005, the Company received $100 million for working capital transferred to the buyer of The Disney Store North America and $29 million from the sale of the Mighty Ducks of Anaheim.

      During fiscal 2004, the Company purchased certain financial investments totaling $67 million, made equity contributions to Hong Kong Disneyland totaling $46 million in the first six months of the year prior to consolidation, and acquired the film library and intellectual property rights for the Muppets and Bear in the Big Blue House for $68 million ($45 million in cash).

      During fiscal 2003, the Company invested $130 million primarily for the acquisition of a radio station. The Company also made equity contributions to Hong Kong Disneyland totaling $47 million and received proceeds of $166 million collectively from the sale of the Anaheim Angels and certain utility infrastructure at Walt Disney World.

Financing Activities

      Cash used in financing activities during fiscal 2005 of $2.9 billion reflected share repurchases, net repayments of borrowings and payment of dividends to shareholders, partially offset by proceeds from stock option exercises.

      During the year ended October 1, 2005, the Company’s borrowing activity was as follows:

	September 30,			Other	October 1,
(in millions)	2004	Additions	Payments	Activity	2005

Commercial paper	$100	$654	$—	$—	$754
U.S. medium-term notes and other U.S. dollar denominated debt(1)	7,573	—	(778)	(167)	6,628
Convertible senior notes	1,323	—	—	—	1,323
Privately placed debt	254	—	(96)	—	158
European medium-term notes	1,099	—	(886)	—	213
Preferred stock	373	—	—	(10)	363
Film financing arrangement	—	75	—	—	75
Euro Disney borrowings(2)	2,221	—	(15)	(170)	2,036
Hong Kong Disneyland borrowings	545	347	—	25	917

Total	$13,488	$1,076	$(1,775)	$(322)	$12,467

(1)	Other activity primarily includes adjustments related to interest rate hedging activity.

(2)	Other activity included a $130 million reduction of Euro Disney senior debt using cash security deposits and a $33 million decrease due to foreign currency translation as a result of the appreciation of the U.S. dollar against the Euro.

      The Company’s bank facilities are as follows:

	Committed	Capacity	Unused
(in millions)	Capacity	Used	Capacity

Bank facilities expiring 2009	$2,250	$210	$2,040
Bank facilities expiring 2010	2,250	—	2,250

Total	$4,500	$210	$4,290

      These bank facilities allow for borrowings at LIBOR-based rates plus a spread, which depends on the Company’s public debt rating and can range from 0.175% to 0.575%. As of October 1, 2005, the Company had not borrowed under these bank facilities. The Company also has the ability to issue up to $500 million of letters of credit under the facility expiring in 2009, which if utilized, reduces available borrowing. As of October 1, 2005, letters of credit in an aggregate amount of $210 million had been issued under this facility.

      The Company expects to use commercial paper borrowings up to the amount of its unused bank facilities, in conjunction with term-debt issuance and operating cash flow, to retire or refinance other borrowings before or as they come due.

      On January 18, 2005, the Company filed a shelf registration statement which allows the Company to borrow up to $5 billion using various types of debt instruments such as fixed or floating rate notes, U.S. dollar or foreign currency denominated notes, redeemable notes, global notes and dual currency or other indexed notes. The Company subsequently established a domestic medium-term note program under this shelf registration, which permits issuance of $5 billion of debt instruments, of which none have been issued at October 1, 2005. In addition to the shelf, the Company also has a European medium-term note program, which permits issuance of approximately $4 billion of additional debt instruments, of which $0.2 billion has been utilized at October 1, 2005.

      The Company declared an annual dividend of $0.27 per share on December 1, 2005 related to fiscal 2005. The dividend is payable on January 6, 2006 to shareholders of record on December 12, 2005. The Company paid a $490 million dividend ($0.24 per share) during the second quarter of fiscal 2005 applicable to fiscal 2004; paid a $430 million dividend ($0.21 per share) during the second quarter of fiscal 2004 applicable to fiscal 2003; and paid a $429 million dividend ($0.21 per share) during the first quarter of fiscal 2003 applicable to fiscal 2002.

      During fiscal 2005, the Company repurchased 91 million shares of Disney common stock for $2.4 billion. During fiscal 2004, the Company repurchased 15 million shares of Disney common stock for approximately $335 million. No shares of Disney common stock were repurchased during fiscal 2003. As of October 1, 2005, the Company had authorization to repurchase approximately 225 million additional shares, of which the Company has repurchased 47 million shares for $1.1 billion subsequent to year-end through December 2, 2005.

      We believe that the Company’s financial condition is strong and that its cash balances, other liquid assets, operating cash flows, access to debt and equity capital markets and borrowing capacity, taken together, provide adequate resources to fund ongoing operating requirements and future capital expenditures related to the expansion of existing businesses and development of new projects. However, the Company’s operating cash flow and access to the capital markets can be impacted by macroeconomic factors outside of its control. In addition to macroeconomic factors, the Company’s borrowing costs can be impacted by short and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on the Company’s performance as measured by certain credit metrics such as interest coverage and leverage ratios. As of October 1, 2005, Moody’s Investors Service’s long and short-term debt ratings for the Company were Baal and P-2, respectively, with positive outlook for the long-term rating; and Standard & Poor’s long and short-term debt ratings for the Company were A- and A-2, respectively, with stable outlook. The Company’s bank facilities contain only one financial covenant, relating to interest coverage, which the Company met on October 1, 2005, by a significant margin. The Company’s bank facilities also specifically exclude certain entities, including Euro Disney and Hong Kong Disneyland, from any representations, covenants or events of default.

      Hong Kong Disneyland is subject to financial covenants under its loan agreements beginning in fiscal year 2006. Euro Disney has covenants under its debt agreements that limit its investing and financing activities. Beginning with fiscal year 2006, Euro Disney must meet financial performance covenants that will necessitate earnings growth. Management currently expects operating results to be sufficient to meet these covenants. There can be no assurance that the foregoing financial covenants will be met at any given time in the future.

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

      The following table summarizes our significant contractual obligations and commercial commitments on an undiscounted basis at October 1, 2005 and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal and interest payments on outstanding borrowings. Additional details regarding these obligations are provided in footnotes to the financial statements, as referenced in the table:

	Payments Due by Period

		Less than	1-3	4-5	More than
(in millions)	Total	1 Year	Years	Years	5 Years

Borrowings (Note 6)(1)	$18,916	$2,855	$3,110	$1,214	$11,737
Operating lease commitments (Note 13)	1,636	279	457	320	580
Capital lease obligations (Note 13)	934	44	129	88	673
Sports programming commitments (Note 13)	15,837	2,524	4,275	3,418	5,620
Broadcast programming commitments (Note 13)	3,720	1,650	1,006	619	445

Total sports and other broadcast programming commitments	19,557	4,174	5,281	4,037	6,065
Other(2)	2,079	887	808	288	96

Total contractual obligations(3)	$43,122	$8,239	$9,785	$5,947	$19,151

(1)	Amounts exclude market value adjustments totaling $213 million, which are recorded on the balance sheet. Amounts include interest payments based on contractual terms and current interest rates for variable rate debt.

(2)	Other commitments primarily comprise creative talent and employment agreements including obligations to actors, producers, sports personnel, television and radio personalities and executives.

(3)	Comprised of the following:

Liabilities recorded on the balance sheet	$13,635
Commitments not recorded on the balance sheet	29,487

$43,122

      The Company also has obligations with respect to its pension and post retirement medical benefit plans. See Note 8 to the Consolidated Financial Statements.

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

Information Technology Outsourcing

      During the year, the Company entered into agreements with two suppliers to outsource certain information technology functions and support services. The transition of services to the new suppliers began in late July 2005. The terms of these agreements extend five to seven years with an option for the Company to extend for an additional two to three years. The Company will retain all responsibility and authority for systems architecture, technology strategy, and product standards under the agreements. Payments under these agreements are excluded from the table above because the payments vary depending on usage, but the Company anticipates spending approximately $1.3 billion for these services over the next seven years, which is less than what we estimate we would have spent had we not outsourced these functions.

DVD Manufacturing Arrangement

      The Company has a sole-source arrangement in the United States and a number of international markets with a third-party manufacturer to meet the Company’s DVD manufacturing and warehousing requirements which expires December 31, 2006. Payments under this arrangement are excluded from the table above since there are neither fixed nor minimum quantities under the arrangement. Total payments for fiscal 2005 were approximately $0.7 billion.

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

Film and Television Revenues and Costs

      We expense the cost of film and television production and participations as well as certain multi-year sports rights over the applicable product life cycle based upon the ratio of the current period’s gross revenues to the estimated remaining total gross revenues or on a straight-line basis, as appropriate. These estimates are calculated on an individual production basis for film and television and on an individual contract basis for sports rights. Estimates of total gross revenues can change significantly due to a variety of factors, including advertising rates, the level of market acceptance of the production and trends in consumer behavior.

      For film productions, estimated remaining gross revenue from all sources includes revenue that will be earned within ten years of the date of the initial theatrical release. For television series, we include revenues that will be earned within ten years of the delivery of the first episode, or if still in production, five years from the date of delivery of the most recent episode, if later. For acquired film libraries, remaining revenues include amounts to be earned for up to twenty years from the date of acquisition.

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

      Revenues from advance theme park ticket sales are recognized when the tickets are used. For non-expiring, multi-day tickets and tickets sold through bulk distribution channels, we recognize revenue based on estimated usage patterns which are derived from historical usage patterns. A change in these estimated usage patterns could have an impact on the timing of revenue recognition.

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

      The discount rate enables us to state expected future cash payments for benefits as a present value on the measurement date. The guideline for setting this rate is a high-quality long-term corporate bond rate. A lower discount rate increases the present value of benefit obligations and increases pension expense. We decreased our discount rate to 5.25% in 2005 from 6.30% in 2004 to reflect market interest rate conditions at our June 30, 2005 measurement date. The assumed discount rate for pension plans reflects the market rates for high-quality corporate bonds currently available. The Company’s discount rate was determined by considering the average of pension yield curves constructed of a large population of high quality corporate bonds. The resulting discount rate reflects the matching of plan liability cash flows to the yield curves. A one percent decrease in the assumed discount rate would increase total net periodic pension and postretirement medical expense for fiscal 2006 by $167 million and would increase the projected benefit obligation at October 1, 2005 by $1.1 billion, respectively. A one percent increase in the assumed discount rate would decrease these amounts by $139 million and $919 million, respectively.

      To determine the expected long-term rate of return on the plan assets, we consider the current and expected asset allocation, as well as historical and expected returns on each plan asset class. A lower expected rate of return on pension plan assets will increase pension expense. Our long-term expected return on plan assets was 7.50% in both 2005 and 2004, respectively. A one percent change in the long-term return on pension plan asset assumption would impact fiscal 2006 annual pension and postretirement medical expense by approximately $36 million. See Note 8 to the Consolidated Financial Statements.

Goodwill, Intangible Assets, Long-lived Assets and Investments

      Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142) requires that goodwill and other intangible assets be tested for impairment on an annual basis. We completed our impairment testing as of October 1, 2005 and determined that there were no impairment losses related to goodwill and other intangible assets prior to the implementation of Emerging Issues Task Force Topic D-108, Use of the Residual Method to Value Acquired Assets Other than Goodwill (EITF D-108), as described under “Accounting Changes” below. In assessing the recoverability of goodwill and other intangible assets, market values and projections regarding estimated future cash flows and other factors are used to determine the fair value of the respective assets. If these estimates or related projections change in the future, we may be required to record impairment charges for these assets.

      SFAS 142 requires the Company to compare the fair value of each reporting unit to its carrying amount on an annual basis to determine if there is potential goodwill impairment. If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than the carrying value of its goodwill. For purposes of performing the impairment test for goodwill as required by SFAS 142 we established the following reporting units: Cable Networks, Television Broadcasting, Radio, Studio Entertainment, Consumer Products and Parks and Resorts.

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

Income Tax Audits

      As a matter of course, the Company is regularly audited by federal, state and foreign tax authorities. From time to time, these audits result in proposed assessments. During the fourth quarter of fiscal 2005, the Company reached settlements with the Internal Revenue Service regarding all assessments proposed with respect to its federal income tax returns for 1996 through 2000, and a settlement with the California Franchise Tax Board regarding assessments proposed with respect to its state tax returns for 1994 through 2003. These favorable settlements resulted in the Company releasing $102 million in tax reserves which are no longer required with respect to these matters. During the fourth quarter of fiscal 2004, the Company reached a settlement with the Internal Revenue Service regarding all assessments proposed with respect to its federal income tax returns for 1993 through 1995. The favorable settlement resulted in the Company releasing $120 million in tax reserves that are no longer required with respect to these matters. During the fourth quarter of fiscal 2003, the Company favorably resolved certain state income tax audit issues and released $56 million of related tax reserves.

Stock Option Compensation Expense

      Compensation expense for stock options is estimated on the grant date using a Black-Scholes option-pricing model. The weighted average assumptions used in the Black-Scholes model were 4.75, 6.0 and 6.0 years for the expected term and 27%, 40% and 40% for the expected volatility for fiscal years 2005, 2004 and 2003, respectively. Future expense amounts for any particular quarterly or annual period could be affected by changes in our assumptions or changes in market conditions.

      In connection with the adoption of SFAS 123R (see Note 2 to the Consolidated Financial Statements), the Company reviewed and updated, among other things, its forfeiture, expected term and volatility assumptions. The weighted average expected option term for 2005 reflects the application of the simplified method set out in SEC Staff Accounting Bulletin No. 107 (SAB 107), which was issued in March 2005. The simplified method defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches.

      Estimated volatility for fiscal 2005 also reflects the application of SAB 107 interpretive guidance and, accordingly, incorporates historical and implied share-price volatility, with implied volatility derived from exchange traded options on the Company’s common stock and other traded financial instruments, such as the Company’s convertible debt. Volatility for 2004 and 2003 was estimated based upon historical share-price volatility. See Note 10 to the Consolidated Financial Statements for more detailed information.

ACCOUNTING CHANGES

SFAS 123R

      In the fourth quarter of fiscal 2005, the Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment (SFAS 123R), which revises SFAS 123, Accounting for Stock-Based Compensation and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). SFAS 123R requires that new, modified and unvested share-based payment transactions with employees, such as stock options and restricted stock, be recognized in the financial statements based on their fair value and recognized as compensation expense over the vesting period. The Company adopted SFAS 123R effective October 1, 2004, using the modified retrospective method. This method allows the restatement of interim financial statements in the year of adoption based on the amounts previously calculated and reported in the pro forma footnote disclosures required by SFAS 123. However, fiscal years prior to 2005 have not been restated. The adoption of SFAS 123R in fiscal 2005 resulted in the recognition of stock option expense of $253 million and $53 million of net capitalized compensation costs, a reduction in net income of $160 million (net of tax benefits of $93 million), a reduction in basic and diluted earnings per share of $0.08, a reduction of $24 million in cash flows from operating activities and an increase of $24 million in cash flows from financing activities.

      The following table shows the fiscal 2005 quarterly after-tax effect of the adoption of the new accounting standard.

	Three Months		Three Months		Three Months		Three Months
	Ended Jan. 1,		Ended April 2,		Ended July 2,		Ended Oct. 1,		Year Ended
	2005		2005		2005		2005		Oct. 1, 2005
(in millions, except
per share data)	Income	EPS	Income	EPS	Income	EPS	Income	EPS(2)	Income	EPS

Results prior to SFAS 123R adoption(1)	$723	$0.35	$698	$0.33	$851	$0.41	$457	$0.23	$2,729	$1.32
Impact of accounting change	(37)	(0.02)	(41)	(0.02)	(40)	(0.02)	(42)	(0.02)	(160)	(0.08)

Results subsequent to SFAS 123R adoption(1)	$686	$0.33	$657	$0.31	$811	$0.39	$415	$0.20	$2,569	$1.24

(1)	Amounts represent income before the cumulative effect of accounting change related to EITF D-108 discussed below.

(2)	EPS does not equal the sum of the column due to rounding.

(3)	EPS for the year does not equal the sum of the quarters due to rounding.

      Prior to fiscal 2005, employee stock options were accounted for under the intrinsic value method in accordance with APB 25 and its related interpretations, and were generally granted at market value. Accordingly, compensation expense for stock option awards was generally not recognized in the Consolidated Statements of Income. The following table reflects pro forma net income and earnings per share for the years ended September 30, 2004 and 2003, had the Company elected to adopt the fair value approach of SFAS 123 as reported in the footnotes to the Company’s financial statement for those years. The pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted or options may be cancelled in future years.

(in millions, except per share data)	2004	2003

Net income
As reported	$2,345	$1,267
Less stock option expense, net of tax(1)	(255)	(294)

Pro forma after option expense	$2,090	$973

Diluted earnings per share
As reported	$1.12	$0.62
Pro forma after option expense	1.00	0.48
Basic earnings per share
As reported	$1.14	$0.62
Pro forma after option expense	1.02	0.48

(1)	Does not include restricted stock unit (RSU) expense which is reported in net income. See Note 10 to the Consolidated Financial Statements.

      The impact of stock options and RSUs for fiscal 2005, and on a pro forma basis for fiscal 2004 and 2003 as if the Company had been expensing stock options as disclosed in our footnotes pursuant to SFAS 123, on income and earnings per share was as follows (in millions, except per share amounts):

		Pro Forma
	As Reported
	2005	2004	2003

Stock option compensation expense	$253	$405	$466
RSU compensation expense	127	66	20

Total equity based compensation expense	$380	$471	$486

Reduction in net income, net of tax	$240	$297	$307

Reduction in diluted earnings per share	$0.11	$0.14	$0.15

EITF D-108

      In September 2004, the Emerging Issues Task Force (EITF) issued Topic No. D-108, Use of the Residual Method to Value Acquired Assets Other than Goodwill(EITF D-108). EITF D-108 requires that a direct value method be used to value intangible assets acquired in business combinations completed after September 29, 2004. EITF D-108 also requires the Company to perform an impairment test using a direct value method on all intangible assets that were previously valued using the residual method. Any impairments arising from the initial application of a direct value method are reported as a cumulative effect of accounting change. For radio station acquisitions subsequent to the acquisition of Capital Cities/ ABC, Inc. in 1996, the Company applied the residual value method to value the acquired FCC licenses. We adopted EITF D-108 for the fiscal year ended October 1, 2005 and recorded a non-cash, $57 million pre-tax charge ($36 million after-tax) as a cumulative effect of accounting change.

SFAS 152 and SOP 04-2

      In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 152, Accounting for Real Estate Time-Sharing Transactions (SFAS 152). The FASB issued this statement as a result of guidance provided in American Institute of Certified Public Accountants Statement of Position 04-2, Accounting for Real Estate Time-Sharing Transactions (SOP 04-2), which applies to all real estate time-sharing transactions. SFAS 152 is effective for fiscal years beginning after June 15, 2005. We expect that the impact of adoption will not be material to our financial statements.

FIN 46R

      In January 2003, the FASB issued Interpretation No. 46R, Consolidation of Variable Interest Entities (FIN 46R). Variable interest entities (VIEs) are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. All VIEs with which the Company is involved must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes.

      In connection with the adoption of FIN 46R, the Company concluded that Euro Disney and Hong Kong Disneyland are VIEs and that we are the primary beneficiary. As a result, the Company began consolidating Euro Disney and Hong Kong Disneyland’s balance sheets on March 31, 2004, the end of the Company’s second quarter of fiscal 2004, and the income and cash flow statements beginning April 1, 2004, the beginning of the third quarter of fiscal 2004. Under FIN 46R transition rules, the operating results of Euro Disney and Hong Kong Disneyland continued to be accounted for on the equity method for the six months ended March 31, 2004. See Note 4 to the Consolidated Financial Statements.

      We have concluded that the rest of our equity investments do not require consolidation as either they are not VIEs, or in the event that they are VIEs, we are not the primary beneficiary. The Company also has variable interests in certain other VIEs that have not been consolidated because the Company is not the primary beneficiary. These VIEs do not involve any material exposure to the Company.

EITF 00-21

      The Company adopted EITF No. 00-21, Revenue Arrangements with Multiple Deliverables (EITF 00-21), effective at the beginning of fiscal 2003. EITF 00-21 addresses revenue recognition for revenues derived from a single contractual arrangement that contains multiple products or services. The rule provides additional requirements to determine when such revenues may be recorded separately for accounting purposes. Previously, the Company had recognized the NFL broadcast portion of ESPN’s affiliate revenue when the NFL games were aired, as ESPN’s affiliate contracts provided a basis for allocating such revenue between NFL and non-NFL programming. Since the cost of the NFL rights had also been recognized as the games were aired, the Company recognized both the NFL revenues and NFL costs in the quarters the games were aired.

      Under EITF 00-21’s requirements for separating the revenue elements of a single contract, beginning in fiscal 2003 the Company no longer allocates ESPN’s affiliate revenue between NFL and non-NFL programming for accounting purposes. As a consequence, the Company no longer matches all NFL revenue with NFL costs, as ESPN affiliate revenue (including the NFL portion) is generally recognized ratably throughout the year, while NFL contract costs continue to be recognized in the quarters the games are aired. This accounting change impacts only the timing of revenue recognition and has no impact on cash flow. As a result of this change, the Media Networks segment reports significantly reduced revenue and profitability in the first fiscal quarter when the majority of the NFL games are aired, with commensurately increased revenues and profits in the second and third fiscal quarters.

      The Company elected to adopt this new accounting rule using the cumulative effect approach and recorded an after-tax charge of $71 million for the cumulative effect of a change in accounting as of the beginning of fiscal year 2003. This amount represented the revenue recorded for NFL games in the fourth quarter of fiscal year 2002, which has been recorded ratably over fiscal 2003 under the new accounting method.

POTENTIAL DILUTION FROM EMPLOYEE STOCK OPTIONS

      Fully diluted shares outstanding and diluted earnings per share include the effect of in-the-money stock options calculated based on the average share price for the period and assumes conversion of the convertible senior notes (see Note 6 to the Consolidated Financial Statements). The dilution from outstanding employee options would increase if the Company’s share price increases, as shown below:

Average	Total		Percentage of	Hypothetical
Disney	In-the-Money	Incremental	Average Shares	FY 2005 EPS
Share Price	Options	Diluted Shares(1)	Outstanding	Impact(3)

$26.76	132 million	— (2)	—	$0.00
30.00	161 million	7 million	0.34%	(0.00)
40.00	219 million	34 million	1.63%	(0.02)
50.00	226 million	53 million	2.54%	(0.03)

(1)	Represents the incremental impact on fully diluted shares outstanding assuming the average share prices indicated, using the treasury stock method. Under the treasury stock method, the assumed proceeds that would be received from the exercise of all in-the-money options are assumed to be used to repurchase shares.

(2)	Fully diluted shares outstanding for the year ended October 1, 2005 total 2,089 million and include the dilutive impact of in-the-money options at the average share price for the period of $26.76 and the assumed conversion of the convertible senior notes. At the average share price of $26.76, the dilutive impact of in-the-money options was 16 million shares for the year.

(3)	Based upon fiscal 2005 income before the cumulative effect of accounting change of $2.6 billion or $1.24 diluted earnings per share before the cumulative effect of accounting change.

FORWARD-LOOKING STATEMENTS

      The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company. We may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to our shareholders. Such statements may, for example, express expectations or projections about future actions that we may take, including restructuring or strategic initiatives, or about developments beyond our control including changes in domestic or global economic conditions. These statements are made on the basis of management’s views and assumptions as of the time the statements are made and we undertake no obligation to update these statements. There can be no assurance, however, that our expectations will necessarily come to pass. Significant factors affecting these expectations are set forth under Item 1A – Risk Factors of this Report on Form 10-K.

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

Value at Risk (VAR)

      The Company utilizes a VAR model to estimate the maximum potential one-day loss in the fair value of its interest rate, foreign exchange and market sensitive equity financial instruments. The VAR model estimates were made assuming normal market conditions and a 95% confidence level. Various modeling techniques can be used in a VAR computation. The Company’s computations are based on the interrelationships between movements in various interest rates, currencies and equity prices (a variance/co-variance technique). These interrelationships were determined by observing interest rate, foreign currency and equity market changes over the preceding quarter for the calculation of VAR amounts at year end fiscal 2005. The model includes all of the Company’s debt as well as all interest rate and foreign exchange derivative contracts and market sensitive equity investments. Forecasted transactions, firm commitments and receivables and accounts payable denominated in foreign currencies, which certain of these instruments are intended to hedge, were excluded from the model.

      The VAR model is a risk analysis tool and does not purport to represent actual losses in fair value that will be incurred by the Company, nor does it consider the potential effect of favorable changes in market factors.

      VAR on a combined basis decreased from $31 million at September 30, 2004 to $21 million at October 1, 2005. The majority of the decrease is due to lower volatility and a lower market value of interest rate sensitive instruments.

      The estimated maximum potential one-day loss in fair value, calculated using the VAR model, is as follows (unaudited, in millions):

	Interest Rate	Currency
	Sensitive	Sensitive	Equity Sensitive
	Financial	Financial	Financial	Combined
Fiscal Year 2005	Instruments	Instruments	Instruments	Portfolio

Year end VAR	$24	$12	$1	$21
Average VAR	$29	$14	$1	$28
Highest VAR	$32	$16	$1	$36
Lowest VAR	$24	$12	$0	$21
Beginning of year VAR (year end fiscal 2004)	$33	$17	$0	$31

      The VAR for Euro Disney and Hong Kong Disneyland is immaterial as of October 1, 2005. In calculating the VAR it was determined that credit risks are the primary driver for changes in the value of Euro Disney’s debt rather than interest rate risks. Accordingly, we have excluded Euro Disney’s borrowings from the VAR calculation.

ITEM 8.	Financial Statements and Supplementary Data

      See Index to Financial Statements and Supplemental Data on page 73.

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

      Based on their evaluation as of October 1, 2005, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

      Management’s Report on Internal Control Over Financial Reporting – Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of October 1, 2005. Our management’s assessment of the effectiveness of our internal control over financial reporting as of October 1, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

      Changes in Internal Controls – In July 2005, the Company outsourced certain information technology functions and support services to two suppliers. The outsourced services primarily include management of applications, mainframes and servers. The Company retains all responsibility and authority for systems architecture, technology strategy and product standards. In connection with this outsourcing arrangement, management has implemented controls and monitoring over supplier processes that management believes are adequate to meet the Company’s control objectives over processes that could have a significant impact on the Company’s internal control over financial reporting. There have been no other significant changes in our internal control over financial reporting or in factors affecting internal control over financial reporting during the fiscal year ended October 1, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

      None.

PART III

ITEM 10.	Directors and Executive Officers of the Company

      Information regarding Section 16(a) compliance, the Audit Committee, the Company’s code of ethics and background of the directors appearing under the captions “Section 16(a) Beneficial Ownership Reporting Compliance,” “Committees,” “Corporate Governance Guidelines and Code of Ethics” and “Election of Directors” in the Company’s Proxy Statement for the 2006 annual meeting of Shareholders is hereby incorporated by reference.

      Information regarding executive officers is included in Part I of this Form 10-K as permitted by General Instruction G(3).

ITEM 11.	Executive Compensation

      Information appearing under the captions “Director Compensation” and “Executive Compensation” (other than the Report of the Compensation Committee) in the 2006 Proxy Statement is hereby incorporated by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      Information setting forth the security ownership of certain beneficial owners and management appearing under the caption “Stock Ownership” and information appearing under the caption “Stock Options” in the 2006 Proxy Statement is hereby incorporated by reference.

ITEM 13.	Certain Relationships and Related Transactions

      Information regarding certain related transactions appearing under the captions “Certain Relationships and Related Party Transactions” and “Executive Compensation” in the 2006 Proxy statement is hereby incorporated by reference.

ITEM 14.	Principal Accountant Fees and Services

      Information appearing under the captions “Auditor Fees and Services” and “Policy for Approval of Audit and Permitted Non-Audit Services” in the 2006 Proxy Statement is hereby incorporated by reference.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)	Exhibits and Financial Statements and Schedules

      (1) Financial Statements and Schedules

See Index to Financial Statements and Supplemental Data at page 73.

      (2) Exhibits

The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

	Exhibit	Location

3(a)	Amended and Restated Certificate of Incorporation of the Company	Annex C to the Joint Proxy Statement/ Prospectus included in the Registration Statement on Form S-4 (No. 333-88105) of the Company, filed Sept. 30, 1999
3(b)	Bylaws of the Company	Exhibit 3.1 to the Report on Form 8-K of the Company dated August 18, 2005
4(a)	Five-Year Credit Agreement, dated as of February 25, 2004	Exhibit 10(a) to the Form 10-Q of the Company for the period ended March 31, 2004
4(b)	Letter Amendment dated as of February 23, 2005, to Five-Year Credit Agreement dated as of February 25, 2004	Exhibit 10(b) to the Current Report on Form 8-K of the Company dated February 25, 2005
4(c)	Five-Year Credit Agreement dated as of February 23, 2005	Exhibit 10(a) to the Current Report on Form 8-K of the Company dated February 25, 2005
4(d)	364-day Credit Agreement dated as of February 25, 2004	Exhibit 10(b) to the Form 10-Q of the Company for the period ended March 31, 2004
4(e)	Indenture, dated as of Nov. 30, 1990, between DEI and Bankers Trust Company, as Trustee	Exhibit 2 to the Current Report on Form 8-K of DEI, dated Jan. 14, 1991
4(f)	Indenture, dated as of Mar. 7, 1996, between the Company and Citibank, N.A., as Trustee	Exhibit 4.1(a) to the Current Report on Form 8-K of the Company, dated March 7, 1996
4(g)	Senior Debt Securities Indenture, dated as of September 24, 2001, between the Company and Wells Fargo Bank, N.A., as Trustee	Exhibit 4.1 to the Current Report on Form 8-K of the Company, dated September 24, 2001
4(h)	Other long-term borrowing instruments are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Company undertakes to furnish copies of such instruments to the Commission upon request
10(a)	(i) Agreement on the Creation and the Operation of Euro Disneyland en France, dated Mar. 25, 1987, and (ii) Letter relating thereto of the Chairman of Disney Enterprises, Inc., dated Mar. 24, 1987	Exhibits 10(b) and 10(a), respectively, to the Current Report on Form 8-K of DEI, dated Apr. 4, 1987

	Exhibit	Location

10(b)	Memorandum of Agreement dated June 8, 2004, among Euro Disney, S.C.A. and certain of its affiliates, the Company, Caisse des Dèpôts et Consignations, the Lenders (as defined therein), BNP Paribas and CALYON	Exhibit 3 to the Company’s Report on Schedule 13D filed June 29, 2004, with respect to Euro Disney SCA
10(c)	Amendments to the June 8, 2004 Memorandum of Agreement	Exhibit 10.2 to the Current Report on Form 8-K of the Company filed October 6, 2004
10(d)	Composite Limited Recourse Financing Facility Agreement, dated as of Apr. 27, 1988, between DEI and TDL Funding Company, as amended	Exhibit 10(b) to the Form 10-K of the Company for the period ended September 30, 1997
10(e)	Amended and Restated Employment Agreement, dated June 29, 2000, between the Company and Michael D. Eisner	Exhibit 10(a) to the Form 10-Q of the Company for the period ended June 30, 2000
10(f)	First Amendment to Amended and Restated Employment Agreement dated June 29, 2004 between the Company and Michael D. Eisner	Exhibit 10(c) to the Form 10-Q of the Company for the period ended March 31, 2004
10(g)	Employment Agreement, dated as of Oct. 2, 2005, between the Company and Robert A. Iger	Exhibit 10(a) to the Current Report on Form 8-K of the Company dated October 6, 2005
10(h)	Employment Agreement, dated September 26, 2003 between the Company and Alan N. Braverman	Exhibit 10(g) to the Form 10-K of the Company for the period ended September 30, 2003
10(i)	Employment Agreement, dated September 26, 2003 between the Company and Thomas O. Staggs	Exhibit 10(h) to the Form 10-K of the Company for the period ended September 30, 2003
10(j)	Employment Agreement dated as of April 17, 2005 between the Company and Peter E. Murphy	Exhibit 10(b) to the Form 10-Q of the Company for the period ended April 2, 2005
10(k)	Description of Employment Arrangement with Christine M. McCarthy	Filed herewith
10(l)	Description of Employment Arrangement with Kevin A. Mayer	Filed herewith
10(m)	Description of Directors Compensation	Incorporated by reference to Report on Form 8-K of the Company filed July 2, 2004
10(n)	Director’s Retirement Policy	Exhibit 10(a) to the Form 10-Q of the Company for the period ended December 31, 2002
10(o)	Form of Indemnification Agreement for certain officers and directors	Annex C to the Proxy Statement for the 1987 annual meeting of DEI
10(p)	1995 Stock Option Plan for Non-Employee Directors	Exhibit 20 to the Form S-8 Registration Statement (No. 33-57811) of DEI, dated Feb. 23, 1995
10(q)	Amended and Restated 1990 Stock Incentive Plan and Rules	Appendix B-2 to the Joint Proxy Statement/ Prospectus included in the Form S-4 Registration Statement (No. 33-64141) of DEI, dated Nov. 13, 1995
10(r)	Amended and Restated 1995 Stock Incentive Plan and Rules	Exhibit 4.3 to the Form S-8 Registration Statement (No. 333-74624) of the Company, dated December 6, 2001

		Exhibit	Location

10	(s)	Amendment to Amended and Restated 1995 Stock Incentive Plan	Incorporated by Reference to Item 1.01(a) of Report on Form 8-K of the Company filed September 23, 2004
10(t)		(i) 1987 Stock Incentive Plan and Rules and (ii) 1984 Stock Incentive Plan and Rules	Exhibits 1(a), 1(b), 2(a) and 2(b), respectively, to the Prospectus contained in the Form S-8 Registration Statement (No. 33-26106) of DEI, dated Dec. 20, 1988
10(u)		Amendment, dated June 26, 2000, to the Company’s Stock Incentive Plans	Exhibit 10(b) to the Form 10-Q of the Company for the period ended June 30, 2000
10(v)		2002 Executive Performance Plan	Annex 1 to the Proxy Statement for the 2002 annual meeting of the Company
10(w)		Management Incentive Bonus Program approved September 19, 2004	Incorporated by reference to Report on Form 8-K of the Company filed September 23, 2004
10(x)		Amended and Restated 1997 Non-Employee Directors Stock and Deferred Compensation Plan	Annex II to the Proxy Statement for the 2003 annual meeting of the Company
10(y)		2005 Incentive Plan	Annex II to the Proxy Statement for the 2005 annual meeting of the Company
10(z)		Key Employees Deferred Compensation and Retirement Plan	Exhibit 10(u) to the Form 10-K of the Company for the period ended September 30, 1997
10(aa)		Group Personal Excess Liability Insurance Plan	Exhibit 10(o) to the Form 10-K of the Company for the period ended September 30, 1997
10(bb)		Family Income Assurance Plan (summary description)	Exhibit 10(p) to the Form 10-K of the Company for the period ended September 30, 1997
10(cc)		Form of Restricted Stock Unit Award Agreement (Time-Based Vesting)	Exhibit 10(aa) to the Form 10-K of the Company for the period ended September 30, 2004
10(dd)		Form of Restricted Stock Unit Award Agreement (Bonus Related)	Exhibit 10(bb) to the Form 10-K of the Company for the period ended September 30, 2004
10(ee)		Form of Performance-Based Stock Unit Award	Exhibit 10(cc) to the Form 10-K of the Company for the period ended September 30, 2004
10(ff)		Form of Performance-Based Stock Unit Award Agreement (Dual Performance Goals)	Filed herewith
10(gg)		Form of Non-Qualified Stock Option Award Agreement (Seven-year Form)	Exhibit 10(b) to the Current Report on Form 8-K of the Company dated December 23, 2004
10(hh)		Settlement Agreement dated July 8, 2005 among Shamrock Holdings of California Inc., Roy E. Disney, Stanley P. Gold and the Registrant	Filed herewith
21		Subsidiaries of the Company	Filed herewith
23		Consent of PricewaterhouseCoopers LLP	Filed herewith
31(a)		Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

	Exhibit	Location

31(b)	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32(a)	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished herewith
32(b)	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished herewith

*	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE WALT DISNEY COMPANY

(Registrant)

Date: December 7, 2005	By: ROBERT A. IGER

(Robert A. Iger, President and Chief Executive Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer ROBERT A. IGER (Robert A. Iger)	President and Chief Executive Officer	December 7, 2005

Principal Financial and Accounting Officers THOMAS O. STAGGS (Thomas O. Staggs)	Senior Executive Vice President and Chief Financial Officer	December 7, 2005

BRENT A. WOODFORD (Brent A. Woodford)	Senior Vice President-Planning and Control	December 7, 2005

Directors JOHN E. BRYSON (John E. Bryson)	Director	December 7, 2005

JOHN S. CHEN (John S. Chen)	Director	December 7, 2005

JUDITH L. ESTRIN (Judith L. Estrin)	Director	December 7, 2005

ROBERT A. IGER (Robert A. Iger)	Director	December 7, 2005

FRED H. LANGHAMMER (Fred H. Langhammer)	Director	December 7, 2005

AYLWIN B. LEWIS (Aylwin B. Lewis)	Director	December 7, 2005

MONICA C. LOZANO (Monica C. Lozano)	Director	December 7, 2005

Signature	Title	Date

ROBERT W. MATSCHULLAT (Robert W. Matschullat)	Director	December 7, 2005

GEORGE J. MITCHELL (George J. Mitchell)	Chairman of the Board and Director	December 7, 2005

LEO J. O’DONOVAN, S.J. (Leo J. O’Donovan, S.J.)	Director	December 7, 2005

GARY L. WILSON (Gary L. Wilson)	Director	December 7, 2005

THE WALT DISNEY COMPANY AND SUBSIDIARIES

All schedules are omitted for the reason that they are not applicable or the required information is included in the financial statements or notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of The Walt Disney Company

We have completed integrated audits of The Walt Disney Company’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of October 1, 2005 and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions on The Walt Disney Company’s 2005, 2004 and 2003 consolidated financial statements and on its internal control over financial reporting as of October 1, 2005, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of The Walt Disney Company and its subsidiaries (the Company) at October 1, 2005 and September 30, 2004, and the results of their operations and their cash flows for each of the three years in the period ended October 1, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

During the year ended October 1, 2005, the Company adopted SFAS No. 123R Share-Based Payment and began expensing share-based awards as of October 1, 2004. The Company also adopted EITF Topic D-108 Use of the Residual Method to Value Acquired Assets Other Than Goodwill, changing to the “direct method” of valuing all FCC licenses. During the year ended September 30, 2004, the Company adopted FASB Interpretation 46R, Consolidation of Variable Interest Entities and, accordingly, began consolidating Euro Disney and Hong Kong Disneyland as of March 31, 2004. During the year ended September 30, 2003, the Company adopted EITF No. 00-21, Revenue Arrangements with Multiple Elements, changing the timing of revenue from certain contracts. These accounting changes are discussed in Note 2 to the consolidated financial statements.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of October 1, 2005 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 1, 2005, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PRICEWATERHOUSECOOPERS LLP

Los Angeles, California

December 5, 2005

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

	2005	2004	2003

Revenues	$31,944	$30,752	$27,061
Costs and expenses	(27,837)	(26,704)	(24,348)
Gain on sale of businesses and restructuring and impairment charges	(6)	(64)	—
Net interest expense	(597)	(617)	(793)
Equity in the income of investees	483	372	334

Income before income taxes, minority interests and the cumulative effect of accounting changes	3,987	3,739	2,254
Income taxes	(1,241)	(1,197)	(789)
Minority interests	(177)	(197)	(127)

Income before the cumulative effect of accounting changes	2,569	2,345	1,338
Cumulative effect of accounting changes	(36)	—	(71)

Net income	$2,533	$2,345	$1,267

Earnings per share before the cumulative effect of accounting changes:
Diluted	$1.24	$1.12	$0.65

Basic	$1.27	$1.14	$0.65

Cumulative effect of accounting changes per share	$(0.02)	$—	$(0.03)

Earnings per share:
Diluted	$1.22	$1.12	$0.62

Basic	$1.25	$1.14	$0.62

Average number of common and common equivalent shares outstanding:
Diluted	2,089	2,106	2,067

Basic	2,028	2,049	2,043

See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)

	October 1,	September 30,
	2005	2004

ASSETS
Current assets
Cash and cash equivalents	$1,723	$2,042
Receivables	4,585	4,558
Inventories	626	775
Television costs	510	484
Deferred income taxes	749	772
Other current assets	652	738

Total current assets	8,845	9,369

Film and television costs	5,427	5,938
Investments	1,226	1,292
Parks, resorts and other property, at cost
Attractions, buildings and equipment	27,570	25,168
Accumulated depreciation	(12,605)	(11,665)

	14,965	13,503
Projects in progress	874	1,852
Land	1,129	1,127

	16,968	16,482

Intangible assets, net	2,731	2,815
Goodwill	16,974	16,966
Other assets	987	1,040

	$53,158	$53,902

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and other accrued liabilities	$5,339	$5,623
Current portion of borrowings	2,310	4,093
Unearned royalties and other advances	1,519	1,343

Total current liabilities	9,168	11,059

Borrowings	10,157	9,395
Deferred income taxes	2,430	2,950
Other long-term liabilities	3,945	3,619
Minority interests	1,248	798
Commitments and contingencies (Note 13)	—	—
Shareholders’ equity
Preferred stock, $.01 par value
Authorized – 100 million shares, Issued – none	—	—
Common stock, $.01 par value
Authorized – 3.6 billion shares, Issued – 2.2 billion shares at October 1, 2005 and 2.1 billion at September 30, 2004	13,288	12,447
Retained earnings	17,775	15,732
Accumulated other comprehensive loss	(572)	(236)

	30,491	27,943
Treasury stock, at cost, 192.8 million shares at October 1, 2005 and 101.6 million shares at September 30, 2004	(4,281)	(1,862)

	26,210	26,081

	$53,158	$53,902

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	2005	2004	2003

OPERATING ACTIVITIES
Net income	$2,533	$2,345	$1,267

Depreciation and amortization	1,339	1,210	1,077
Deferred income taxes	(262)	(98)	441
Equity in the income of investees	(483)	(372)	(334)
Cash distributions received from equity investees	402	408	340
Restructuring and impairment charges	—	52	13
Write-off of aircraft leveraged lease	101	16	114
Cumulative effect of accounting changes	36	—	—
Minority interests	177	197	127
Net change in film and television costs	568	325	(340)
Equity based compensation	380	66	20
Other	(167)	(43)	(56)
Changes in operating assets and liabilities
Receivables	(157)	(16)	(194)
Inventories	22	(40)	(6)
Other assets	(85)	(147)	216
Accounts payable and other accrued liabilities	(257)	560	159
Income taxes	122	(93)	57

Cash provided by operations	4,269	4,370	2,901

INVESTING ACTIVITIES
Investments in parks, resorts and other property	(1,823)	(1,427)	(1,049)
Working capital proceeds from The Disney Store North America sale	100	—	—
Acquisitions	(9)	(48)	(130)
Dispositions	29	—	166
Other	12	(9)	(21)

Cash used by investing activities	(1,691)	(1,484)	(1,034)

FINANCING ACTIVITIES
Commercial paper borrowings, net	654	100	(721)
Borrowings	422	176	1,635
Reduction of borrowings	(1,775)	(2,479)	(2,059)
Repurchases of common stock	(2,420)	(335)	—
Dividends	(490)	(430)	(429)
Equity partner contribution	147	66	—
Euro Disney equity offering	171	—	—
Exercise of stock options	394	201	51

Cash used by financing activities	(2,897)	(2,701)	(1,523)

(Decrease)/increase in cash and cash equivalents	(319)	185	344
Cash and cash equivalents due to the initial consolidation of Euro Disney and Hong Kong Disneyland	—	274	—
Cash and cash equivalents, beginning of year	2,042	1,583	1,239

Cash and cash equivalents, end of year	$1,723	$2,042	$1,583

Supplemental disclosure of cash flow information:
Interest paid	$641	$624	$705

Income taxes paid	$1,572	$1,349	$371

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In millions, except per share data)

				Accumulated		TWDC
				Other		Stock	Total
		Common	Retained	Comprehensive		Compensation	Shareholders’
	Shares	Stock	Earnings	Income (Loss)	Treasury Stock	Fund	Equity

BALANCE AT SEPTEMBER 30, 2002	2,041	$12,107	$12,979	$(85)	$(1,395)	$(161)	$23,445
Exercise of stock options and issuance of restricted stock	3	47	—	—	29	—	76
Dividends ($0.21 per share)	—	—	(429)	—	—	—	(429)
Expiration of the TWDC stock compensation fund	—	—	—	—	(161)	161	—
Other comprehensive loss (net of tax of $334 million)	—	—	—	(568)	—	—	(568)
Net income	—	—	1,267	—	—	—	1,267

BALANCE AT SEPTEMBER 30, 2003	2,044	12,154	13,817	(653)	(1,527)	—	23,791
Exercise of stock options and issuance of restricted stock	11	293	—	—	—	—	293
Common stock repurchases	(15)	—	—	—	(335)	—	(335)
Dividends ($0.21 per share)	—	—	(430)	—	—	—	(430)
Other comprehensive income (net of tax of $245 million)	—	—	—	417	—	—	417
Net income	—	—	2,345	—	—	—	2,345

BALANCE AT SEPTEMBER 30, 2004	2,040	12,447	15,732	(236)	(1,862)	—	26,081
Exercise of stock options and issuance of restricted stock and stock options	20	841	—	—	1	—	842
Common stock repurchases	(91)	—	—	—	(2,420)	—	(2,420)
Dividends ($0.24 per share)	—	—	(490)	—	—	—	(490)
Other comprehensive loss (net of tax of $197 million)	—	—	—	(336)	—	—	(336)
Net income	—	—	2,533	—	—	—	2,533

BALANCE AT OCTOBER 1, 2005	1,969	$13,288	$17,775	$(572)	$(4,281)	$—	$26,210

Accumulated other comprehensive loss is as follows:

	October, 1,	September 30,
	2005	2004

Market value adjustments for investments and hedges	$31	$(61)
Foreign currency translation and other	106	86
Additional minimum pension liability adjustment	(709)	(261)

	$(572)	$(236)

Comprehensive income is as follows:

	2005	2004	2003

Net income	$2,533	$2,345	$1,267
Market value adjustments for investments and hedges	92	47	(77)
Foreign currency translation and other	20	23	73
Additional minimum pension liability adjustment, (increase) decrease (See Note 8)	(448)	347	(564)

Comprehensive income	$2,197	$2,762	$699

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

DESCRIPTION OF THE BUSINESS

Media Networks
      The Company operates the ABC Television Network and ten owned television stations and the ABC Radio Networks and 71 owned radio stations. Both the television and radio networks have affiliated stations providing coverage to households throughout the United States. Most of the owned television and radio stations are affiliated with either the ABC Television Network or the ABC Radio Networks. The Company has cable/satellite and international broadcast operations which are principally involved in the production and distribution of cable television programming, the licensing of programming to domestic and international markets and investing in foreign television broadcasting, production and distribution entities. Primary cable/satellite programming services, which operate through consolidated subsidiary companies, are the ESPN-branded networks, Disney Channel, International Disney Channel, SOAPnet, Toon Disney, ABC Family Channel and JETIX channels in Europe and Latin America. Other programming services that operate through joint ventures, and are accounted for under the equity method, include A&E Television Networks, Lifetime Entertainment Services and E! Entertainment Television. The Company also produces original television programming for network, first-run syndication, pay and international syndication markets along with original animated television programming for network, pay and international syndication markets. Additionally, the Company operates ABC-, ESPN-, and Disney-branded Internet Web site businesses.

Parks and Resorts
      The Company owns and operates the Walt Disney World Resort in Florida and the Disneyland Resort in California. The Walt Disney World Resort includes four theme parks (the Magic Kingdom, Epcot, Disney-MGM Studios and Disney’s Animal Kingdom), seventeen resort hotels, a retail, dining and entertainment complex, a sports complex, conference centers, campgrounds, golf courses, water parks and other recreational facilities. In addition, Disney Cruise Line is operated out of Port Canaveral, Florida. The Disneyland Resort includes two theme parks (Disneyland and Disney’s California Adventure), three resort hotels and Downtown Disney. The Company earns royalties on revenues generated by the Tokyo Disneyland Resort, which includes two theme parks and two Disney-branded hotels, near Tokyo, Japan, and is owned and operated by an unrelated Japanese corporation. The Company manages and has a 40% equity interest in Euro Disney S.C.A. (Euro Disney), a publicly-held French entity that is a holding company for Euro Disney Associés S.C.A. (Disney S.C.A.), in which the Company has a direct 18% interest. Consequently, the Company has a 51% effective ownership interest in Disney S.C.A., the primary operating company of Disneyland Resort Paris, which includes the Disneyland Park, the Walt Disney Studios Park, seven themed hotels, two convention centers, the Disney Village, a shopping, dining and entertainment center and a 27-hole golf facility. The Company also manages and has a 43% equity interest in Hong Kong Disneyland, which opened September 2005. During fiscal 2004, the Company began consolidating the results of Euro Disney and Hong Kong Disneyland (see Notes 2 and 4). The Company’s Walt Disney Imagineering unit designs and develops new theme park concepts and attractions, as well as resort properties. The Company also manages and markets vacation ownership interests through the Disney

Vacation Club. Included in Parks and Resorts is the ESPN Zone which operates sports-themed dining and entertainment facilities.

Studio Entertainment
      The Company produces and acquires live-action and animated motion pictures for worldwide distribution to the theatrical, home entertainment and television markets. The Company distributes these products through its own distribution and marketing companies in the United States and most foreign markets primarily under the Walt Disney Pictures, Touchstone Pictures, Miramax and Dimension (for titles released prior to September 30, 2005) banners. The Company also produces stage plays and musical recordings.

Consumer Products
      The Company licenses the name “Walt Disney,” as well as the Company’s characters and visual and literary properties, to various manufacturers, retailers, show promoters and publishers throughout the world. The Company also engages in retail distribution, principally through The Disney Store. The Company publishes books and magazines for children and families, computer software products for the entertainment market, as well as film, video and computer software products for the educational marketplace. The Company’s Direct Marketing business operates The Disney Catalog, which markets Disney-themed merchandise through the direct mail channel. Catalog offerings include merchandise developed exclusively for The Disney Catalog and DisneyDirect.com, which is an internet shopping site, as well as other internal Disney businesses and Disney licensees.

SEGMENT INFORMATION
      The operating segments reported below are the segments of the Company for which separate financial information is available and for which operating results are evaluated regularly by the Chief Executive Officer in deciding how to allocate resources and in assessing performance.

      Segment operating results evaluated include earnings before corporate and unallocated shared expenses, amortization of intangible assets, gain on sale of businesses, restructuring and impairment charges, net interest expense, equity in the income of investees, income taxes, minority interests and the cumulative effect of accounting changes. Corporate and unallocated shared expenses principally consist of corporate functions, executive management and certain unallocated administrative support functions.

      The following segment results include allocations of certain costs, including certain information technology, pension, legal and other shared services costs, which are allocated based on various metrics designed to correlate with consumption. In addition, while all significant intersegment transactions have been eliminated, Studio Entertainment revenues and operating income include an allocation of Consumer Products revenues, which is meant to reflect royalties on Consumer Products sales of merchandise based on certain Studio film properties. These allocations are agreed-upon amounts between the businesses and may differ from amounts that would be negotiated in an arm’s-length transaction.

	2005	2004	2003

Revenues
Media Networks	$13,207	$11,778	$10,941
Parks and Resorts	9,023	7,750	6,412
Studio Entertainment
Third parties	7,499	8,637	7,312
Intersegment	88	76	52

	7,587	8,713	7,364

Consumer Products
Third parties	2,215	2,587	2,396
Intersegment	(88)	(76)	(52)

	2,127	2,511	2,344

Total consolidated revenues	$31,944	$30,752	$27,061

Segment operating income
Media Networks	$2,749	$2,169	$1,213
Parks and Resorts	1,178	1,123	957
Studio Entertainment	207	662	620
Consumer Products	520	534	384

Total segment operating income	$4,654	$4,488	$3,174

Reconciliation of segment operating income to income before income taxes, minority interests and the cumulative effect of accounting changes
Segment operating income	$4,654	$4,488	$3,174
Corporate and unallocated shared expenses	(536)	(428)	(443)
Amortization of intangible assets	(11)	(12)	(18)
Gain on sale of businesses and restructuring and impairment charges	(6)	(64)	—
Net interest expense	(597)	(617)	(793)
Equity in the income of investees	483	372	334

Income before income taxes, minority interests and the cumulative effect of accounting changes	$3,987	$3,739	$2,254

Capital expenditures
Media Networks	$228	$221	$203
Parks and Resorts
Domestic	726	719	577
International(1)	711	289	—
Studio Entertainment	37	39	49
Consumer Products	10	14	44
Corporate	111	145	176

Total consolidated capital expenditures	$1,823	$1,427	$1,049

	2005	2004	2003

Depreciation expense
Media Networks	$182	$172	$169
Parks and Resorts
Domestic	756	710	681
International(1)	207	95	—
Studio Entertainment	26	22	39
Consumer Products	25	44	63
Corporate	132	155	107

Total consolidated depreciation expense	$1,328	$1,198	$1,059

Identifiable assets
Media Networks(2)(3)	$26,926	$26,193
Parks and Resorts	15,807	15,221
Studio Entertainment	5,965	6,954
Consumer Products	877	1,037
Corporate(4)	3,583	4,497

Total consolidated assets	$53,158	$53,902

Supplemental revenue data
Media Networks
Advertising	$7,721	$6,611	$6,319
Affiliate Fees	5,098	4,408	3,682
Parks and Resorts
Merchandise, food and beverage	2,879	2,429	1,987
Admissions	2,771	2,547	1,887
Revenues
United States and Canada	$24,806	$24,012	$22,124
Europe	5,207	4,721	3,171
Asia Pacific	1,451	1,547	1,331
Latin America and Other	480	472	435

	$31,944	$30,752	$27,061

Segment operating income
United States and Canada	$3,512	$2,934	$2,113
Europe	688	892	591
Asia Pacific	377	566	518
Latin America and Other	77	96	(48)

	$4,654	$4,488	$3,174

Identifiable assets
United States and Canada	$45,809	$46,788
Europe	5,120	5,370
Asia Pacific	2,110	1,622
Latin America and Other	119	122

	$53,158	$53,902

(1)	Represents 100% of Euro Disney and Hong Kong Disneyland’s capital expenditures and depreciation expense for all periods beginning April 1, 2004. For fiscal 2005, Hong Kong Disneyland’s capital expenditures totaled $591 million compared to the prior year amount of $251 million, which included only six months of activity. Our equity partner contributed $147 million in fiscal 2005 and $66 million in the second half of fiscal 2004, which are included as sources of cash in financing activities.

(2)	Identifiable assets include amounts associated with equity method investments, including notes and other receivables of $1,039 and $951 in 2005 and 2004, respectively.

(3)	Includes goodwill and other intangible assets totaling $19,284 and $19,341 in 2005 and 2004, respectively.

(4)	Primarily deferred tax assets, investments, fixed and other assets.

2 Summary of Significant Accounting Policies

Principles of Consolidation
      The consolidated financial statements of the Company include the accounts of The Walt Disney Company and its subsidiaries after elimination of intercompany accounts and transactions. In December 1999, DVD Financing, Inc. (DFI), a subsidiary of Disney Vacation Development, Inc. and an indirect subsidiary of the Company, completed a receivable sale transaction which established a facility that permits DFI to sell receivables arising from the sale of vacation club memberships on a periodic basis. In connection with this facility, DFI prepares separate financial statements, although its separate assets and liabilities are also consolidated in these financial statements.

Accounting Changes

SFAS 123R

      In the fourth quarter of fiscal 2005, the Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment (SFAS 123R), which revises SFAS 123, Accounting for Stock-Based Compensation and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). SFAS 123R requires that new, modified and unvested share-based payment transactions with employees, such as stock options and restricted stock, be recognized in the financial statements based on their fair value and recognized as compensation expense over the vesting period. The Company adopted SFAS 123R effective October 1, 2004, using the modified retrospective method. This method allows the restatement of interim financial statements in the year of adoption based on the amounts previously calculated and reported in the pro forma footnote disclosures required by SFAS 123. However, fiscal years prior to 2005 have not been restated. The adoption of SFAS 123R in fiscal 2005 resulted in the recognition of stock option expense of $253 million and $53 million of net capitalized compensation costs, a reduction in net income of $160 million (net of tax benefits of $93 million), a reduction in basic and diluted earnings per share of $0.08, a reduction of $24 million in cash flows from operating activities and an increase of $24 million in cash flows from financing activities.

      The following table shows the fiscal 2005 quarterly after-tax effect of the adoption of the new accounting standard.

	Unaudited

	Three Months		Three Months		Three Months		Three Months
	Ended		Ended		Ended		Ended		Year Ended
	Jan. 1, 2005		April 2, 2005		July 2, 2005		Oct. 1, 2005		Oct. 1, 2005

	Income	EPS	Income	EPS	Income	EPS	Income	EPS(2)	Income	EPS(3)

Results prior to SFAS 123R adoption(1)	$723	$0.35	$698	$0.33	$851	$0.41	$457	$0.23	$2,729	$1.32
Impact of accounting change	(37)	(0.02)	(41)	(0.02)	(40)	(0.02)	(42)	(0.02)	(160)	(0.08)

Results subsequent to SFAS 123R adoption(1)	$686	$0.33	$657	$0.31	$811	$0.39	$415	$0.20	$2,569	$1.24

(1)	Amounts represent income before the cumulative effect of accounting change related to EITF D-108 discussed below.

(2)	EPS does not equal the sum of the column due to rounding.

(3)	EPS for the year does not equal the sum of the quarters due to rounding.

      Prior to fiscal 2005, employee stock options were accounted for under the intrinsic value method in accordance with APB 25 and its related interpretations and were generally granted at market value. Accordingly, compensation expense for stock option awards was generally not recognized in the Consolidated Statements of Income. The following table reflects pro forma net income and earnings per share for the years ended September 30, 2004 and 2003, had the Company elected to adopt the fair value approach of SFAS 123, as reported in the footnotes to the Company’s financial statements for those years. The pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted or options may be cancelled in future years.

	2004	2003

Net income
As reported	$2,345	$1,267
Less stock option expense, net of tax(1)	(255)	(294)

Pro forma after option expense	$2,090	$973

Diluted earnings per share
As reported	$1.12	$0.62
Pro forma after option expense	1.00	0.48
Basic earnings per share
As reported	$1.14	$0.62
Pro forma after option expense	1.02	0.48

(1)	Does not include restricted stock unit (RSU) expense which is reported in net income. See Note 10.

      The impact of stock options and RSUs for fiscal 2005, and on a pro forma basis for fiscal 2004 and 2003, as if the Company had been expensing stock options as disclosed in our footnotes pursuant to SFAS 123, on income and earnings per share was as follows:

		Pro forma
	As Reported
	2005	2004	2003

Stock option compensation expense	$253	$405	$466
RSU compensation expense	127	66	20

Total equity based compensation expense	$380	$471	$486

Reduction in net income, net of tax	$240	$297	$307

Reduction in diluted earnings per share	$0.11	$0.14	$0.15

EITF D-108

      In September 2004, the Emerging Issues Task Force (EITF) issued Topic No. D-108 Use of the Residual Method to Value Acquired Assets Other than Goodwill (EITF D-108). EITF D-108 requires that a direct value method be used to value intangible assets acquired in business combinations completed after September 29, 2004. EITF D-108 also requires the Company to perform an impairment test using a direct value method on all intangible assets that were previously valued using the residual method. Any impairments arising from the initial application of a direct value method are reported as a cumulative effect of accounting change. For radio station acquisitions subsequent to the acquisition of Capital Cities/ABC, Inc. in 1996, the Company applied the residual value method to value the acquired FCC licenses. We adopted EITF D-108 for the fiscal year ended October 1, 2005 and recorded a non-cash, $57 million pre-tax charge ($36 million after-tax) as a cumulative effect of accounting change.

SFAS 152 and SOP 04-2

      In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 152, Accounting for Real Estate Time-Sharing Transactions (SFAS 152). The FASB issued this statement as a result of guidance provided in American Institute of Certified Public Accountants Statement of Position 04-2, Accounting for Real Estate Time-Sharing Transactions (SOP 04-2), which applies to all real estate time-sharing transactions. SFAS 152 is effective for fiscal years beginning after June 15, 2005. We expect that the impact of adoption will not be material to our financial statements.

FIN 46R

      In January 2003, the FASB issued Interpretation No. 46R, Consolidation of Variable Interest Entities (FIN 46R). Variable interest entities (VIEs) are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. All VIEs with which the Company is involved must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes.

      In connection with the adoption of FIN 46R, the Company concluded that Euro Disney and Hong Kong Disneyland are VIEs and that we are the primary beneficiary. As a result, the Company began consolidating Euro Disney and Hong Kong Disneyland’s balance sheets on March 31, 2004, the end of the Company’s second quarter of fiscal 2004, and the income and cash flow statements beginning April 1, 2004, the beginning of the third quarter of fiscal 2004. Under FIN 46R transition rules, the operating results of Euro Disney and Hong Kong Disneyland continued to be accounted for on the equity method for the six months ended March 31, 2004 (see Note 4).

      We have concluded that the rest of our equity investments do not require consolidation as either they are not VIEs, or in the event that they are VIEs, we are not the primary beneficiary. The Company also has variable interests in certain other VIEs that have not been consolidated because the Company is not the primary beneficiary. These VIEs do not involve any material exposure to the Company.

EITF 00-21

      The Company adopted EITF No. 00-21, Revenue Arrangements with Multiple Deliverables (EITF 00-21), effective at the beginning of fiscal 2003. EITF 00-21 addresses revenue recognition for revenues derived from a single contractual arrangement that contains multiple products or services. The rule provides additional requirements to determine when such revenues may be recorded separately for accounting purposes. Previously, the Company had recognized the NFL broadcast portion of ESPN’s affiliate revenue when the NFL games were aired, as ESPN’s affiliate contracts provided a basis for allocating such revenue between NFL and non-NFL programming. Since the cost of the NFL rights had also been recognized as the games were aired, the Company recognized both the NFL revenues and NFL costs in the quarters the games were aired.

      Under EITF 00-21’s requirements for separating the revenue elements of a single contract, beginning in fiscal 2003 the Company no longer allocates ESPN’s affiliate revenue between NFL and non-NFL programming for accounting purposes. As a consequence, the Company no longer matches all NFL revenue with NFL costs, as ESPN affiliate revenue (including the NFL portion) is generally recognized ratably throughout the year, while NFL contract costs continue to be recognized in the quarters the games are aired. This accounting change impacts only the timing of revenue recognition and has no impact on cash flow. As a result of this change, the Media Networks segment reports significantly reduced revenue and profitability in the first fiscal quarter when the majority of the NFL games are aired, with commensurately increased revenues and profits in the second and third fiscal quarters.

      The Company elected to adopt this new accounting rule using the cumulative effect approach and recorded an after-tax charge of $71 million for the cumulative effect of a change in accounting as of the beginning of fiscal year 2003. This amount represented the revenue recorded for NFL games in the fourth quarter of fiscal year 2002, which has been recorded ratably over fiscal 2003 under the new accounting method.

Reporting Period
      Effective with the beginning of fiscal 2005 and in connection with the completion of the Company’s implementation of new company-wide accounting systems in late fiscal 2004, the Company changed its reporting period from a calendar period end to a period end that coincides with the cut-off of the Company’s accounting systems. The accounting systems cut off on the Saturday closest to the calendar quarter end. Accordingly, fiscal 2005 began on October 1, 2004 and ended on October 1, 2005. This resulted in the same number of reporting days in each year, since fiscal 2004 included the additional day associated with the leap year. The change did not have a material impact on year-over-year earnings comparisons. Fiscal 2009 will be the first fifty-three week fiscal year following this change.

Reclassification
      Certain reclassifications have been made in the fiscal 2004 and fiscal 2003 financial statements to conform to the fiscal 2005 presentation.

Use of Estimates
      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Actual results may differ from those estimates.

Revenue Recognition
      Broadcast advertising revenues are recognized when commercials are aired. Revenues from television subscription services related to the Company’s primary cable programming services are recognized as services are provided. Certain of the Company’s contracts with cable service providers include annual programming commitments. In these cases, revenue subject to the commitment, which is generally collected ratably over the year, is deferred until the annual commitments are satisfied which generally results in higher revenue recognition in the second half of the year.

      Revenues from advance theme park ticket sales are recognized when the tickets are used. For non-expiring, multi-day tickets and tickets sold through bulk distribution channels, we recognize revenue based on estimated usage patterns which are derived from historical usage patterns. Revenues from corporate sponsors at the theme parks are generally recognized over the period of the applicable agreements commencing with the opening of the related attraction.

      Revenues from the theatrical distribution of motion pictures are recognized when motion pictures are exhibited. Revenues from video sales, net of anticipated returns, are recognized on the date that video units are made available for sale by retailers. Revenues from the licensing of feature films and television programming are recorded when the material is available for telecasting by the licensee and when certain other conditions are met.

      Merchandise licensing advance and guarantee royalty payments are recognized when the underlying royalties are earned.

Advertising Expense
      Advertising costs are expensed as incurred. Advertising expense incurred for fiscal 2005, 2004 and 2003 totaled $2.9 billion, $3.0 billion and $2.5 billion, respectively.

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

      The Company regularly reviews its investments to determine whether a decline in fair value below the cost basis is other than temporary. If the decline in fair value is judged to be other than temporary, the cost basis of the security is written down to fair value and the amount of the write-down is included in the Consolidated Statements of Income.

Translation Policy

      The U.S. dollar is the functional currency for the majority of our international operations. The local currency is the functional currency for Euro Disney, Hong Kong Disneyland and international locations of The Disney Stores.

      For U.S. dollar functional currency locations, foreign currency assets and liabilities are remeasured into U.S. dollars at end-of-period exchange rates, except for nonmonetary balance sheet accounts, which are remeasured at historical exchange rates. Revenue and expenses are remeasured at average exchange rates in effect during each period, except for those expenses related to the previously noted balance sheet amounts, which are remeasured at historical exchange rates. Gains or losses from foreign currency remeasurement are included in net earnings.

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

      Film and television production and participation costs are expensed based on the ratio of the current period’s gross revenues to estimated remaining total gross revenues from all sources on an individual production basis. Television network series costs and multi-year sports rights are charged to expense based on the ratio of the current period’s gross revenues to estimated remaining total gross revenues from such programs or on a straight-line basis, as appropriate. Estimated remaining gross revenue for film productions includes revenue that will be earned within ten years of the date of the initial theatrical release. For television network series, we include revenues that will be earned within ten years of the delivery of the first episode, or if still in production, five years from the date of delivery of the most recent episode, if later. For acquired film libraries, remaining revenues include amounts to be earned for up to twenty years from the date of acquisition. Television network and station rights for theatrical movies and other long-form programming are charged to expense primarily on an accelerated basis related to the projected usage of the programs. Development costs for projects that have been determined will not go into production or have not been set for production within three years are written off.

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

Capitalized Software Costs

      The Company expenses costs incurred in the preliminary project stage of developing or acquiring internal use software, such as research and feasibility studies, as well as costs incurred in the post-implementation/operational stage, such as maintenance and training. Capitalization of software development costs occurs only after the preliminary project stage is complete, management authorizes the project, and it is probable that the project will be completed and the software will be used for the function intended. As of October 1, 2005 and September 30, 2004, capitalized software costs totaled $483 million and $433 million, respectively. The capitalized costs are amortized on a straight-line basis over the estimated useful life of the software, which ranges from 3-10 years.

Parks, Resorts and Other Property

      Parks, resorts and other property are carried at historical cost. Depreciation is computed on the straight-line method over estimated useful lives as follows:

Attractions	25 – 40 years
Buildings and improvements	40 years
Leasehold improvements	Life of lease or asset life if less
Land improvements	20 – 40 years
Furniture, fixtures and equipment	3 – 25 years

Goodwill and Other Intangible Assets

      The Company performs an annual impairment test at fiscal year end for goodwill and other indefinite-lived intangible assets, which include FCC licenses and trademarks. As required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142), goodwill is allocated to various reporting units, which are either the operating segment or one reporting level below the operating segment. For purposes of performing the impairment test for goodwill as required by SFAS 142, we established the following reporting units: Cable Networks, Television Broadcasting, Radio, Studio Entertainment, Consumer Products and Parks and Resorts.

      SFAS 142 requires the Company to compare the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is potential goodwill impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than the carrying value of its goodwill.

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

      Amortizable intangible assets, principally copyrights, are amortized on a straight-line basis over periods ranging from 10 – 31 years.

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

      From time to time, the Company may enter into risk management contracts that are not designated as hedges and do not qualify for hedge accounting. These contracts are intended to offset certain economic exposures of the Company and are carried at market value with any changes in value recorded in earnings. Cash flows from hedges are classified in the Consolidated Statements of Cash Flows under the same category as the cash flows from the related assets, liabilities or forecasted transactions (see Notes 6 and 12).

Earnings Per Share

      The Company presents both basic and diluted earnings per share (EPS) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the year. Diluted EPS is based upon the weighted average number of common and common equivalent shares outstanding during the year which is calculated using the treasury stock method for stock options and assumes conversion of the Company’s convertible senior notes (see Note 6). Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect. Stock options for which the exercise price exceeds the average market price over the period are anti-dilutive and, accordingly, are excluded from the calculation.

      A reconciliation of net income and the weighted average number of common and common equivalent shares outstanding for calculating diluted earnings per share is as follows:

	2005	2004	2003

Income before the cumulative effect of accounting changes	$2,569	$2,345	$1,338
Interest expense on convertible senior notes (net of tax)	21	21	10

	$2,590	$2,366	$1,348

Weighted average number of common shares outstanding (basic)	2,028	2,049	2,043
Weighted average dilutive stock options and restricted stock	16	12	3
Weighted average assumed conversion of convertible senior notes	45	45	21

Weighted average number of common and common equivalent shares outstanding (diluted)	2,089	2,106	2,067

      For fiscal 2005, 2004 and 2003, options for 96 million, 124 million and 184 million shares, respectively, were excluded from the diluted EPS calculation for common stock because they were anti-dilutive.

3	Significant Acquisitions and Dispositions and Restructuring and Impairment Charges

       On June 20, 2005, the Company sold the Mighty Ducks of Anaheim, which resulted in a pre-tax gain of $26 million that was reported in Gain on sale of businesses and restructuring and impairment charges in the Consolidated Statements of Income.

      Effective November 21, 2004, the Company sold substantially all of The Disney Store chain in North America under a long-term licensing arrangement to a wholly-owned subsidiary of The Children’s Place (TCP). The Company received $100 million for the working capital transferred to the buyer at the closing of the transaction. During fiscal 2005, the Company recorded a loss on the working capital that was transferred to the buyer and additional restructuring and impairment charges related to the sale (primarily for employee retention and severance and lease termination costs) totaling $32 million. Pursuant to the terms of sale, The Disney Store North America retained its lease obligations related to the stores transferred to the buyer and became a wholly owned subsidiary of TCP. TCP is required to pay the Company a royalty on substantially all of the physical retail store sales beginning on the second anniversary of the closing date of the sale.

      During the years ended September 30, 2004 and 2003, the Company recorded $64 million and $16 million, respectively, of restructuring and impairment charges related to The Disney Store. The bulk of these charges were impairments of the carrying value of fixed assets related to the stores to be sold.

      On February 17, 2004, the Company acquired the film library and intellectual property rights for the Muppets and Bear in the Big Blue House for $68 million. Substantially all of the purchase price was allocated to definite-lived identifiable intangible assets.

      In fiscal 2003, the Company sold the Anaheim Angels baseball team, which resulted in a pre-tax gain of $16 million. This gain is reported in Gain on sale of businesses and restructuring and impairment charges in the Consolidated Statements of Income.

4 Investments

       Investments consist of the following:

	October 1,	September 30,
	2005	2004

Investments, at equity(1)	$1,062	$971
Investments, at cost(2)	112	165
Investment in aircraft leveraged leases	52	156

	$1,226	$1,292

(1)	Equity investments consist of investments in affiliated companies over which the Company has significant influence but not the majority of the equity or risks and rewards.

(2)	Cost investments consist of marketable securities classified as available-for-sale and investments in companies over which the Company does not have significant influence nor ownership of more than 20%.

Euro Disney and Hong Kong Disneyland
      The Company manages and has a 40% equity interest in Euro Disney, a publicly held French entity that is a holding company for Disney S.C.A., in which the Company has a direct 18% interest. Consequently, the Company has a 51% effective ownership interest in Disney S.C.A., the primary operating company of Disneyland Resort Paris. Additionally, the Company has a 43% interest in Hongkong International Theme Parks Limited, which operates Hong Kong Disneyland. Pursuant to FIN 46R (see Note 2), the Company began consolidating the balance sheets of Euro Disney and Hong Kong Disneyland as of March 31, 2004, and the income and cash flow statements beginning April 1, 2004.

      The following table presents a condensed consolidating balance sheet for the Company as of October 1, 2005, reflecting the impact of consolidating the balance sheets of Euro Disney and Hong Kong Disneyland.

	Before Euro Disney
	and Hong Kong	Euro Disney, Hong
	Disneyland	Kong Disneyland
	Consolidation	and Adjustments	Total

Cash and cash equivalents	$1,188	$535	$1,723
Other current assets	6,820	302	7,122

Total current assets	8,008	837	8,845
Investments	2,080	(854)	1,226
Fixed assets	12,533	4,435	16,968
Intangible assets	2,731	—	2,731
Goodwill	16,974	—	16,974
Other assets	6,407	7	6,414

Total assets	$48,733	$4,425	$53,158

Current portion of borrowings	$2,309	$1	$2,310
Other current liabilities	6,184	674	6,858

Total current liabilities	8,493	675	9,168
Borrowings	7,205	2,952	10,157
Deferred income taxes	2,438	(8)	2,430
Other long term liabilities	3,832	113	3,945
Minority interests	555	693	1,248
Shareholders’ equity	26,210	—	26,210

Total liabilities and shareholders’ equity	$48,733	$4,425	$53,158

      The following table presents a condensed consolidating income statement of the Company for the year ended October 1, 2005, reflecting the impact of consolidating the income statements of Euro Disney and Hong Kong Disneyland.

	Before Euro Disney
	and Hong Kong	Euro Disney, Hong
	Disneyland	Kong Disneyland
	Consolidation(1)	and Adjustments	Total

Revenues	$30,557	$1,387	$31,944
Cost and expenses	(26,349)	(1,488)	(27,837)
Gain on sale of businesses and restructuring and impairment charges	(6)	—	(6)
Net interest expense	(587)	(10)	(597)
Equity in the income of investees	441	42	483

Income before income taxes and minority interests	4,056	(69)	3,987
Income taxes	(1,249)	8	(1,241)
Minority interests	(238)	61	(177)

Income before the cumulative effect of accounting change	2,569	—	2,569
Cumulative effect of accounting change	(36)	—	(36)

Net income	$2,533	$—	$2,533

(1)	These amounts include Euro Disney and Hong Kong Disneyland under the equity method of accounting. As such, any royalty and management fee income from these operations is included in Revenues and our share of their net income is included in Equity in the income of investees.

      The following table presents a condensed consolidating cash flow statement of the Company for the year ended October 1, 2005, reflecting the impact of consolidating the cash flow statements of Euro Disney and Hong Kong Disneyland.

	Before Euro Disney
	and Hong Kong	Euro Disney, Hong
	Disneyland	Kong Disneyland
	Consolidation	and Adjustments	Total

Cash provided by operations	$4,152	$117	$4,269
Investments in parks, resorts and other property	(1,112)	(711)	(1,823)
Other investing activities	(38)	170	132
Cash provided (used) by financing activities	(3,544)	647	(2,897)

(Decrease)/increase in cash and cash equivalents	(542)	223	(319)
Cash and cash equivalents, beginning of year	1,730	312	2,042

Cash and cash equivalents, end of year	$1,188	$535	$1,723

Euro Disney Financial Restructuring

      Effective October 1, 2004, Euro Disney, the Company and Euro Disney’s lenders finalized a Memorandum of Agreement (MOA) relating to the financial restructuring of Euro Disney. The MOA provides for new financing as well as the restructuring of Euro Disney’s existing financing. The transactions contemplated by the MOA were fully implemented on February 23, 2005 with the completion of a €253 million equity rights offering. The key provisions of the MOA are as follows:

Royalties and Management Fees

•	Royalties and management fees totaling €58 million for fiscal 2004 were paid to the Company following completion of the rights offering discussed below

•	Royalties and management fees for fiscal 2005 through fiscal 2009, totaling €25 million per year, payable to the Company are to be converted into subordinated long-term borrowings

•	Royalties and management fees for fiscal 2007 through fiscal 2014, of up to €25 million per year, payable to the Company will be converted into subordinated long-term borrowings if operating results do not achieve specified levels

Debt Covenants

•	Certain covenant violations for fiscal 2003 and fiscal 2004 were waived

•	Euro Disney received authorization for up to €240 million of capital expenditures for fiscal 2005 through fiscal 2009 for new attractions. Approximately €39 million has been incurred through the end of fiscal 2005

Existing Borrowings

•	Approximately €110 million of amounts outstanding on the existing line of credit from the Company and €60 million of deferred interest payable to Caisse des Dépôts et Consignations (CDC), a French state financial institution, were converted into long-term subordinated borrowings

•	The interest rate on approximately €450 million of Euro Disney’s senior borrowings was increased by approximately 2%

•	Approximately €300 million of principal payments on senior borrowings were deferred for three and one half years

•	Principal payments on certain CDC borrowings were deferred for three and one half years

•	Euro Disney’s security deposit requirement was eliminated and the existing deposit balance totaling €100 million was paid to senior lenders as a principal payment

•	Interest payments for fiscal 2005 through fiscal 2012, up to €20 million per year, payable to the CDC will be converted to long-term subordinated borrowings if operating results do not achieve specified levels. There were no interest payments converted to long-term subordinated borrowings in fiscal 2005

•	Interest payments for fiscal 2013 through fiscal 2014, up to €23 million per year, payable to the CDC will be converted to long-term subordinated borrowings if operating results do not achieve specified levels

New Financing

•	€253 million equity rights offering, of which the Company’s share was €100 million

•	New ten-year €150 million line of credit from the Company for liquidity needs, which reduces to €100 million after five years. There were no borrowings under the new line of credit as of October 1, 2005

      Any subordinated long-term borrowings due to the Company and CDC cannot be paid until all senior borrowings have been paid.

      The MOA additionally provided for the contribution by Euro Disney of substantially all of its assets and liabilities (including most of the proceeds of the equity rights offerings referred to above) into Disney SCA, which became an 82% owned subsidiary of Euro Disney. Other wholly-owned subsidiaries of the Company retained the remaining 18% ownership interest. This enabled Euro Disney to avoid having to make €292 million of payments to Disney SCA that would have been due if Euro Disney exercised the options under certain leases from Disney SCA. In connection with the restructuring, the Company increased its overall effective ownership interest in Disneyland Resort Paris’ operations from 41% to 51%. Pursuant to the MOA, the Company must maintain at least a direct 39% ownership investment in Euro Disney through December 31, 2016.

      The MOA resulted in the elimination of certain sublease arrangements between the Company’s then wholly-owned subsidiary, Disney SCA and Euro Disney. These subleases arose in connection with a financial restructuring of Euro Disney in 1994 whereby Disney SCA (which was then in the form of a SNC) entered into a lease agreement with a financing company with a non-cancelable term of 12 years related to substantially all of the Disneyland Park assets, and then entered into a 12-year sublease agreement with Euro Disney on substantially the same payment terms. These lease transactions were eliminated for financial reporting purposes upon consolidation of Euro Disney by the Company as a result of the implementation of FIN 46R.

      As discussed above, the MOA provided for a 2% interest rate increase for certain tranches of Euro Disney’s debt, which resulted in a substantial modification of a portion of this debt. Relevant accounting rules required that the substantially modified portion be accounted for as though it had been extinguished and replaced with new borrowings recorded at fair value, which resulted in a $61 million gain recorded in “Net interest expense” in the Consolidated Statement of Income during the year ended October 1, 2005.

      Certain indirect, wholly owned subsidiaries of The Walt Disney Company have liability as current or former general partners of the operating subsidiary of Euro Disney to which substantially all of Euro Disney’s assets and liabilities were transferred in the restructuring. In addition to their interest in this operating subsidiary of Euro Disney, certain of these subsidiaries of the Company have been capitalized with interest-bearing demand notes with an aggregate face value of €200 million.

      See Note 6 for the terms of Euro Disney’s borrowings.

      Euro Disney had revenues and net loss of $575 million and $122 million, respectively, for the six months ended March 31, 2004 while the Company still accounted for its investment on the equity method. Euro Disney had revenues and net loss of $1,077 million and $56 million, respectively, for the year ended September 30, 2003.

Other Equity Investments

      In addition to the Company’s investments in Euro Disney and Hong Kong Disneyland, the Company has other equity investments, primarily comprised of cable investments such as A&E Television Networks (37.5% owned), Lifetime Entertainment Services (50.0% owned) and E! Entertainment Television (39.6% owned).

      A summary of combined financial information for the other equity investments is as follows:

	2005	2004	2003

Results of Operations:
Revenues	$4,317	$3,893	$3,453

Net Income	$1,275	$1,017	$826

	October 1,	September 30,
	2005	2004

Balance Sheet:
Current assets	$2,323	$2,025
Non-current assets	1,399	1,167

	$3,722	$3,192

Current liabilities	$929	$902
Non-current liabilities	915	727
Shareholders’ equity	1,878	1,563

	$3,722	$3,192

Cost Investments

      As of October 1, 2005 and September 30, 2004, the Company held $62 million and $60 million, respectively, of securities classified as available-for-sale. As of October 1, 2005 and September 30, 2004, the Company also held $50 million and $105 million, respectively, of non-publicly traded cost method investments. Realized gains and losses are determined principally on an average cost basis. In 2005, 2004 and 2003, the Company recognized $14 million, $2 million and $8 million, respectively, in net gains on sales of securities.

      In 2005, 2004 and 2003, the Company recorded non-cash charges of $42 million, $23 million and $23 million, respectively, to reflect other-than-temporary losses in value of certain investments.

Investment in Aircraft Leveraged Leases

      During the fourth quarter of 2005, the Company recorded a $101 million pre-tax charge, or $0.03 per share, to write-off its investment in the aircraft leveraged leases with Delta Air Lines, Inc. (Delta) resulting from Delta’s bankruptcy filing in September 2005. During the fourth quarter of 2004, the Company recorded a $16 million pre-tax charge to write down its leveraged lease investment in Delta consistent with our agreement with Delta to reduce lease payments. During the first quarter of fiscal 2003, the Company wrote off its investment in aircraft leveraged leases with United Airlines, Inc., which filed for bankruptcy protection, resulting in a pre-tax charge of $114 million, or $0.04 per share. Based on the bankruptcy filings, we believe it is unlikely that the Company will recover these investments. The pre-tax charges for these write-offs were reported in “Net interest expense” in the Consolidated Statements of Income. In the event of a material modification to the Delta aircraft leases or foreclosure of the Delta aircraft by the debt holders, certain tax payments of up to $100 million could be accelerated. The expected tax payments are currently reflected on our balance sheet as a deferred tax liability and are not expected to result in a further charge to earnings. As of October 1, 2005, our remaining aircraft leveraged lease investment totaled approximately $52 million with FedEx Corp.

5 Film and Television Costs

       Film and Television costs are as follows:

	October 1,	September 30,
	2005	2004

Theatrical film costs
Released, less amortization	$2,048	$2,319
Completed, not released	407	633
In-process	838	1,000
In development or pre-production	112	130

	3,405	4,082

Television costs
Released, less amortization	851	893
Completed, not released	259	175
In-process	245	292
In development or pre-production	33	24

	1,388	1,384

Television broadcast rights	1,144	956

	5,937	6,422
Less current portion	510	484

Non-current portion	$5,427	$5,938

      Based on management’s total gross revenue estimates as of October 1, 2005, approximately 39% of completed and unamortized film and television costs (excluding amounts allocated to acquired film and television libraries) are expected to be amortized during fiscal 2006. Approximately 74% of unamortized film and television costs for released productions (excluding acquired film libraries) are expected to be amortized during the next three years. By October 3, 2009, approximately 84% of the total released and unamortized film and television costs are expected to be amortized. As of October 1, 2005, the Company estimated that approximately $554 million of accrued participation and residual liabilities will be payable in fiscal year 2006.

      At October 1, 2005, acquired film and television libraries have remaining unamortized film costs of $427 million which are generally amortized straight-line over a remaining period of approximately 5-15 years.

6 Borrowings

       The Company’s borrowings at October 1, 2005 and September 30, 2004, including the impact of interest rate swaps designated as hedges at October 1, 2005 are summarized below:

			2005

				Interest rate and
			Stated	Cross-Currency Swaps(2)		Effective
			Interest			Interest	Swap
	2005	2004	Rate(1)	Pay Variable	Pay Fixed	Rate(3)	Maturities

Commercial paper	$754	$100	3.84%	$—	$—	3.84%	—
U.S. medium-term notes	5,849	6,624	6.25%	685	—	5.41%	2007-2022
Convertible senior notes	1,323	1,323	2.13%	—	—	2.13%	—
Other U.S. dollar denominated debt	305	305	7.00%	—	—	7.00%	—
Privately placed debt	158	254	7.02%	158	—	5.45%	2007
European medium-term notes	213	1,099	5.74%	213	—	3.79%	2006-2007
Preferred stock	363	373	9.00%	—	—	9.00%	—
Capital Cities/ ABC debt	186	189	9.07%	—	—	8.83%	—
Film financing arrangement	75	—	—	—	—	—	—
Other(4)	288	455		—	—	—	—

	9,514	10,722	5.43%	1,056	—	4.84%	—
Euro Disney (ED) and Hong Kong
Disneyland (HKDL):
ED – CDC loans	1,160	1,119	5.30%	—	—	5.30%	—
ED – Credit facilities & other	458	608	5.19%	—	—	5.19%	—
ED – Other advances	418	494	3.09%	—	—	3.09%	—
HKDL – Senior and subordinated loans	917	545	3.68%	—	242	3.12%	2005

	2,953	2,766	4.47%	—	242	4.29%

Total borrowings	12,467	13,488	5.20%	1,056	242	4.71%
Less current portion(5)	2,310	4,093		410	—

Total long-term borrowings	$10,157	$9,395		$646	$242

(1)	The stated interest rate represents the weighted-average coupon rate for each category of borrowings. For floating rate borrowings, interest rates are based upon the rates at October 1, 2005; these rates are not necessarily an indication of future interest rates.

(2)	Amounts represent notional values of interest rate and cross-currency swaps.

(3)	The effective interest rate includes only the impact of interest rate and cross-currency swaps on the stated rate of interest. Other adjustments to the stated interest rate such as purchase accounting adjustments and debt issuance costs did not have a material impact on the overall effective interest rate.

(4)	Includes market value adjustments for current and non-current debt with qualifying hedges totaling $213 million and $369 million at October 1, 2005 and September 30, 2004, respectively.

(5)	In the second quarter of 2005, approximately $2.2 billion of Euro Disney’s borrowings were reclassified to long-term as the debt is no longer subject to acceleration by the lenders due to the Euro Disney financial restructuring.

Commercial Paper

      The Company currently maintains U.S. and European commercial paper programs with a combined program size of $4.5 billion. As of October 1, 2005, the Company had established bank facilities totaling $4.5 billion to support commercial paper borrowings, with half of the facilities scheduled to expire in 2009 and the other half in 2010. Under the bank facilities, the Company has the option to borrow at LIBOR-based rates plus a spread depending on the Company’s senior unsecured debt rating. The Company’s bank facilities contain only one financial covenant, relating to interest coverage, which the Company met on October 1, 2005 by a significant margin. The Company’s bank facilities also specifically exclude certain entities, including Euro Disney and Hong Kong Disneyland, from any representations, covenants or events of default. As of October 1, 2005, the Company had not borrowed against the facilities. The Company also has the ability to issue up to $500 million of letters of credit under the facility expiring in 2009, which if utilized, reduces available borrowing under this facility. As of October 1, 2005, $210 million of letters of credit had been issued under this facility and $2.04 billion was available for borrowing. At October 1, 2005, $754 million of commercial paper debt was outstanding.

$5 Billion Shelf Registration Statement

      On January 18, 2005, the Company filed a shelf registration statement which allows the Company to borrow up to $5 billion using various types of debt instruments, such as fixed or floating rate notes, U.S. dollar or foreign currency denominated notes, redeemable notes, global notes and dual currency or other indexed notes. The Company subsequently established a domestic medium-term note program under this shelf registration, which permits the issuance of $5 billion of debt instruments, of which none have been issued at October 1, 2005. Our ability to issue debt is subject to market conditions and other factors impacting our borrowing capacity. As of October 1, 2005, the entire amount of the $5 billion shelf registration was available for utilization.

U.S. Medium-Term Note Program

      At October 1, 2005, the total debt outstanding under prior U.S. medium-term note programs was $5.8 billion. The maturities of current outstanding borrowings range from 1 to 88 years and stated interest rates range from 2.31% to 7.76%. Previously existing medium-term note programs were replaced by the $5 billion U.S. medium-term note program described above.

Other U.S. Dollar Denominated Debt

      At October 1, 2005, other U.S. dollar denominated debt consisted of $305 million of quarterly interest bonds (QUIBS) that bear interest of 7% and mature in 2031.

Convertible Senior Notes

      In April 2003, the Company issued $1.3 billion of convertible senior notes due on April 15, 2023. The notes bear interest at a fixed annual rate of 2.13% and are redeemable at the Company’s option any time after April 15, 2008 at par. The notes are redeemable at the investor’s option at par on April 15, 2008, April 15, 2013 and April 15, 2018, and upon the occurrence of certain fundamental changes, such as a change in control. The notes are convertible into common stock, under certain circumstances, at a conversion rate of 33.9443 shares of common stock per $1,000 principal amount of notes. This is equivalent to a conversion price of $29.46. The conversion rate is subject to adjustment if certain events occur, such as the payment of a common stock dividend, the issuance of rights or warrants to all holders of the Company’s common stock that allow the holders to purchase shares of the Company’s common stock during a specified period of time, and subdivision, combinations or certain reclassifications of the Company’s common stock.

Privately Placed Debt

      In 1996, the Company raised $850 million of privately placed financing. The notes pay 7.02% interest per annum and amortize semi-annually to maturity in 2007. The outstanding principal as of October 1, 2005 was $158 million.

European Medium-Term Note Program

      In July 2002, the Company renewed its European medium-term note program for the issuance of various types of debt instruments such as fixed or floating rate notes, U.S. dollar or foreign currency denominated notes, redeemable notes, index linked or dual currency notes. At such time, the program size was increased from $3.0 billion to $4.0 billion. In 2005, no new debt was issued under the program. The remaining capacity under the program is $3.8 billion, subject to market conditions and other factors impacting our borrowing capacity. The remaining capacity under the program replenishes as outstanding debt under the program matures. At October 1, 2005, the total debt outstanding under the program was $213 million. The maturities of current outstanding borrowings range from 1 to 2 years and stated interest rates range from 5.25% to 6.26%. The Company has outstanding borrowings under the program denominated in U.S. dollars and Hong Kong dollars.

Preferred Stock

      In connection with the ABC Family acquisition in October 2001, the Company assumed Series A Preferred Stock with a 9% coupon and quarterly dividend payments valued at approximately $400 million with an effective cost of capital of 5.25%. The Series A Preferred Stock is callable commencing August 1, 2007 and matures August 1, 2027. The Series A Preferred Stock is classified as borrowings given its substantive similarity to a debt instrument. At October 1, 2005, the total balance outstanding was $363 million.

Capital Cities/ ABC Debt

      In connection with the Capital Cities/ ABC, Inc. acquisition in 1996, the Company assumed various debt previously issued by Capital Cities/ ABC, Inc. At October 1, 2005, the outstanding balance was $186 million with maturities ranging from 4 to 16 years and stated interest rates ranging from 8.75% to 9.65%.

Film Financing

      In August 2005, the Company entered into a film financing arrangement with a group of investors whereby the investors will fund up to approximately $500 million for 40% of the production and marketing costs of a slate of up to thirty-two live-action films, excluding certain titles such as The Chronicles of Narnia and, in general, sequels to previous films, in return for approximately 40% of the future net cash flows generated by those films. As part of the transaction, the Company will earn fees from production and distribution services that the Company will provide for the slate. The cumulative investment in the slate by the investors, net of the cash flows generated by the slate that are returned to the investors, will be classified as borrowings. Interest expense recognized from these borrowings is variable and will be determined by the profitability of the slate.

      The last film of the slate is anticipated to be completed in fiscal 2009. The Company has the option at 5, 10 and 15 years from inception of the film financing arrangement to buy the investors’ remaining interest in the slate at a price that is based on the then remaining projected future cash flows that the investors would receive from the slate. As of October 1, 2005, three films in the slate had been completed and the related borrowings totaled $75 million.

Euro Disney and Hong Kong Disneyland Borrowings

      Euro Disney – CDC loans. Pursuant to Euro Disney’s original financing and the terms of a 1994 financial restructuring, Euro Disney borrowed funds from the CDC. As of October 1, 2005, these borrowings consisted of approximately €243 million ($293 million at October 1, 2005 exchange rates) of senior debt and €278 million ($335 million at October 1, 2005 exchange rates) of subordinated debt. The senior debt is secured by certain fixed assets of Disneyland Resort Paris and/or the underlying land, whereas the subordinated debt is unsecured. Interest on the senior debt is payable semiannually, and interest on the subordinated debt is payable annually. The loans bore interest at a fixed rate of 5.15% and mature from fiscal year 2015 to fiscal year 2024. In accordance with the terms of the Euro Disney restructuring (see Note 4), principal payments falling between 2004 and 2016 will be deferred by 3.5 years. In return, the interest rate on principal of €48 million ($58 million at October 1, 2005 exchange rates) was increased to 7.15%, the interest rate on principal of €43 million ($52 million at October 1, 2005 exchange rates) was increased to 6.15%, and €10 million ($12 million at October 1, 2005 exchange rates) of principal was prepaid effective February 23, 2005. Also, pursuant to the terms of the restructuring, €125 million ($151 million at October 1, 2005 exchange rates) of subordinated loans were converted into senior loans during fiscal year 2005.

      Euro Disney also executed a credit agreement with CDC to finance a portion of the construction costs of Walt Disney Studios Park. As of October 1, 2005, approximately €441 million ($532 million at October 1, 2005 exchange rates) of subordinated loans were outstanding under this agreement. The loans bear interest at a fixed rate of 5.15% per annum, unless interest or principal payments are deferred under the provisions of the loans, during which time the interest rate on the deferred amounts is the greater of 5.15% or EURIBOR plus 2.0%. The loans mature between fiscal years 2015 and 2028. Also, pursuant to the restructuring, the CDC agreed to forgive €2.5 million ($3 million at October 1, 2005 exchange rates) of interest on these loans per year starting December 31, 2004 and continuing through 2011 and to conditionally defer and convert to subordinated long-term debt, interest payments up to a maximum amount of €20 million ($24 million at October 1, 2005 exchange rates) per year for each of the fiscal years 2005 through 2012 and €23 million ($27 million at October 1, 2005 exchange rates) for each of the fiscal years 2013 and 2014.

      Euro Disney – Credit facilities and other. Pursuant to Euro Disney’s original financing with a syndicate of international banks and the terms of a 1994 financial restructuring, Euro Disney borrowed funds which are secured by certain fixed assets of Disneyland Resort Paris and the underlying land. The majority of the loans bear interest at EURIBOR plus 3% (5.18% at October 1, 2005). The loans mature between fiscal years 2008 and 2013. The impact of the restructuring effective February 23, 2005 on the credit facilities included the deferral of certain principal payments for 3.5 years, with the final maturity of the loans remaining unchanged. In return for these concessions, the interest rate was increased to EURIBOR plus 3% (from EURIBOR plus amounts ranging from 0.84% to 1.00%) and €96 million ($116 million at October 1, 2005 exchange rates) of principal was prepaid effective February 23, 2005 using debt security deposits (see Note 4).

      Euro Disney – Other advances. Advances of €331 million ($400 million at October 1, 2005 exchange rates) bear interest at a fixed rate of 3.0%. The remaining advances of €15 million ($18 million at October 1, 2005 exchange rates) bear interest at EURIBOR plus 3% (5.18% at October 1, 2005). The advances are scheduled to mature between fiscal years 2013 and 2017. $18 million of the advances are secured by certain theme parks assets. The impact of the restructuring effective February 23, 2005 on the other advances includes the deferral either directly or indirectly of principal payments for 3.5 years.

      In the second quarter of 2005, Euro Disney’s borrowings were reclassified to long-term consistent with the terms of the Euro Disney financial restructuring as the debt is no longer subject to acceleration by the lenders.

      Hong Kong Disneyland – Senior loans. Hong Kong Disneyland’s senior loans are borrowings pursuant to a term loan facility of HK$2.3 billion ($296 million at October 1, 2005 exchange rates) and a revolving credit facility of HK$1.0 billion ($129 million at October 1, 2005 exchange rates). The balance of the senior loans as of October 1, 2005 was HK$1.9 billion ($241 million at October 1, 2005 exchange rates). The term loan facility can be drawn down until March 12, 2006 with repayments to begin in April 2009. As of October 1, 2005, 100% of the revolving credit facility is available to be drawn down for project financing and working capital requirements. Both facilities are secured by the assets of the Hong Kong Disneyland theme park, currently carry a rate of 3 month HIBOR + 1.0% and are scheduled to mature in fiscal 2016. The spread above HIBOR is 1.0% through November 15, 2005, 1.25% for the next five years and 1.375% for the last five years of the facilities. As of October 1, 2005, the rate on the Senior loans was 4.78%.

      Hong Kong Disneyland – Subordinated loans. Hong Kong Disneyland has a subordinated unsecured loan facility of HK$5.6 billion ($724 million at October 1, 2005 exchange rates) that is scheduled to mature on September 12, 2030. The balance drawn on the subordinated unsecured loan facility as of October 1, 2005 was HK$5.2 billion ($676 million at October 1, 2005 exchange rates).

Interest rates under this loan are subject to biannual revisions (up or down) under certain conditions, but are capped at an annual rate of 6.75% (until March 12, 2014), 7.625% (until March 12, 2022) and 8.50% (until September 12, 2030). As of October 1, 2005 the rate on the subordinated loans was 3.29%.

      Total borrowings excluding market value adjustments, have the following scheduled maturities:

	Before Euro Disney and	Euro Disney and
	Hong Kong Disneyland	Hong Kong
	Consolidation	Disneyland	Total

2006	$2,273	$1	$2,274
2007	2,148	1	2,149
2008	61	69	130
2009	185	113	298
2010	50	141	191
Thereafter	4,584	2,628	7,212

	$9,301	$2,953	$12,254

      The Company capitalizes interest on assets constructed for its parks, resorts and other property and on theatrical and television productions. In 2005, 2004 and 2003, total interest capitalized was $77 million, $47 million and $33 million, respectively.

      Hong Kong Disneyland is subject to financial covenants under its loan agreements beginning in fiscal year 2006. Euro Disney has covenants under its debt agreements that limit its investing and financing activities. Beginning with fiscal year 2006, Euro Disney must meet financial performance covenants that will necessitate earnings growth.

7 Income Taxes

	2005	2004	2003

Income Before Income Taxes, Minority Interests and the Cumulative Effect of Accounting Changes
Domestic (including U.S. exports)	$3,676	$3,279	$1,802
Foreign subsidiaries	311	460	452

	$3,987	$3,739	$2,254

Income Tax (Benefit) Provision
Current
Federal	$1,141	$835	$(55)
State	166	90	39
Foreign (including withholding)	221	350	317

	1,528	1,275	301

Deferred
Federal	(252)	(103)	448
State	(35)	25	40

	(287)	(78)	488

	$1,241	$1,197	$789

	October 1,	September 30,
	2005	2004

Components of Deferred Tax Assets and Liabilities
Deferred tax assets
Accrued liabilities	$(1,398)	$(1,412)
Foreign subsidiaries	(721)	(842)
Retirement benefits	(380)	(22)
Equity based compensation	(165)	(31)
Loss and credit carryforwards	—	(30)

Total deferred tax assets	(2,664)	(2,337)

Deferred tax liabilities
Depreciable, amortizable and other property	3,520	3,818
Licensing revenues	354	214
Leveraged leases	182	261
Other, net	215	148

Total deferred tax liabilities	4,271	4,441

Net deferred tax liability before valuation allowance	1,607	2,104
Valuation allowance	74	74

Net deferred tax liability	$1,681	$2,178

	2005	2004	2003

Reconciliation of Effective Income Tax Rate
Federal income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	2.1	2.0	2.3
Impact of audit settlements	(3.2)	(3.2)	(2.5)
Foreign sales corporation and extraterritorial income	(2.2)	(2.6)	(3.1)
Repatriation of earnings of foreign subsidiaries	(0.8)	—	—
Other, including tax reserves and related interest	0.2	0.8	3.3

	31.1%	32.0%	35.0%

      In 2005 the Company derived tax benefits of $88 million from an exclusion provided under U.S. income tax laws with respect to certain extraterritorial income attributable to foreign trading gross receipts (“FTGRs”). This exclusion was repealed as part of the American Jobs Creation Act of 2004 (the “Act”), which was enacted on October 22, 2004. The Act provides for a phase-out such that the exclusion for the Company’s otherwise qualifying FTGRs generated in fiscal 2005, 2006 and 2007 will be limited to approximately 85%, 65% and 15%, respectively. No exclusion will be available in fiscal years 2008 and thereafter.

      The Act also provides for a one-time tax deduction of 85% of certain foreign earnings that are repatriated in fiscal 2005. During the fourth quarter of fiscal 2005, the Company repatriated foreign earnings eligible for this deduction and recorded a tax benefit of $32 million as a result of the reversal of deferred taxes previously provided on these earnings.

      The Act makes a number of other changes to the income tax laws which will affect the Company in future years, the most significant of which is a new deduction relating to qualifying domestic production activities. The deduction equals three percent of qualifying income for fiscal 2006 and 2007, six percent for fiscal 2008 through 2010 and, by fiscal 2011, nine percent of such income. The U.S. Department of the Treasury and the Internal Revenue Service (IRS) issued proposed regulations on October 19, 2005 which provide comprehensive rules, definitions, and examples to assist in the implementation of this new deduction. The proposed regulations are subject to further changes prior to finalization. The Company is analyzing the proposed regulations and cannot estimate the anticipated benefit with reasonable accuracy, but expects to derive benefits in fiscal 2006 that are substantially lower than those derived under the extraterritorial income exclusion discussed above.

      As a matter of course, the Company is regularly audited by federal, state and foreign tax authorities. From time to time, these audits result in proposed assessments. During the fourth quarter of fiscal 2005, the Company reached a settlement with the IRS regarding all assessments proposed with respect to its federal income tax returns for 1996 through 2000, and a settlement with the California Franchise Tax Board regarding assessments proposed with respect to its state tax returns for 1994 through 2003. These favorable settlements resulted in the Company releasing $102 million in tax reserves which are no longer required with respect to these matters. During the first quarter of fiscal 2005, the favorable resolution of a tax matter resulted in the release of $24 million in tax reserves. During the fourth quarter of fiscal 2004, the Company reached a settlement with the Internal Revenue Service regarding all assessments proposed with respect to its federal income tax returns for 1993 through 1995. The favorable settlement resulted in the Company releasing $120 million in tax reserves that are no longer required with respect to these matters. During the fourth quarter of fiscal 2003, the Company favorably resolved certain state income tax audit issues and released $56 million of related tax reserves.

      In fiscal years 2005, 2004 and 2003, income tax benefits attributable to equity based compensation transactions that were allocated to shareholders’ equity amounted to $64 million, $25 million and $5 million, respectively.

      Deferred tax assets at October 1, 2005 and September 30, 2004 were reduced by a valuation allowance, of which $24 million is attributable to certain acquired net operating losses. Since the valuation allowances associated with these acquisitions relate to acquired deferred tax assets, the subsequent realization of these tax benefits would result in adjustments to the allowance amount being applied as reductions to goodwill.

8 Pension and Other Benefit Programs

       The Company maintains pension plans and postretirement medical benefit plans covering most of its domestic employees not covered by union or industry-wide plans. Employees hired after January 1, 1994 and ABC employees generally hired after January 1, 1987 are not eligible for postretirement medical benefits. With respect to its qualified defined benefit pension plans, the Company’s policy is to fund, at a minimum, the amount necessary on an actuarial basis to provide for benefits in accordance with the requirements of the Employee Retirement Income Security Act of 1974. Pension benefits are generally based on years of service and/or compensation. The following chart summarizes the balance sheet impact, as well as the benefit obligations, assets, funded status and rate assumptions associated with the pension and postretirement medical benefit plans based upon the actuarial valuations prepared as of June 30, 2005 and 2004 (the Plan Measurement Date).

			Postretirement
	Pension Plans		Medical Plans

	October 1,	September 30,	October 1,	September 30,
(in millions)	2005	2004	2005	2004

Reconciliation of funded status of the plans and the amounts included in the Company’s Consolidated Balance Sheets:
Projected benefit obligations
Beginning obligations	$(3,769)	$(3,747)	$(954)	$(1,035)
Service cost	(138)	(150)	(34)	(35)
Interest cost	(233)	(216)	(59)	(60)
Actuarial gain/ (loss)	(937)	224	(150)	152
Benefits paid	126	120	25	24

Ending obligations	$(4,951)	$(3,769)	$(1,172)	$(954)

Fair value of plans’ assets
Beginning fair value	$3,139	$2,655	$215	$197
Actual return on plan assets	308	465	61	24
Contributions	112	155	9	18
Benefits paid	(126)	(120)	(25)	(24)
Expenses	(23)	(16)	—	—

Ending fair value	$3,410	$3,139	$260	$215

Funded status of the plans	$(1,541)	$(630)	$(912)	$(739)
Unrecognized net loss	1,516	697	381	307
Unrecognized prior service cost (benefit)	18	21	(17)	(18)
Contributions after Plan Measurement Date	181	2	3	—

Net balance sheet impact	$174	$90	$(545)	$(450)

Amounts recognized in the balance sheet consist of
Prepaid benefit cost	$35	$69	$—	$—
Accrued benefit liability	(985)	(394)	(545)	(450)
Additional minimum pension liability adjustment	1,124	415	—	—

	$174	$90	$(545)	$(450)

      The components of net periodic benefit cost are as follows:

				Postretirement Medical
	Pension Plans			Plans

(in millions)	2005	2004	2003	2005	2004	2003

Service costs	$137	$149	$114	$31	$35	$23
Interest costs	233	216	204	59	60	48
Expected return on plan assets	(223)	(215)	(262)	(14)	(15)	(19)
Amortization of prior year service costs	1	2	2	(1)	(1)	(1)
Recognized net actuarial loss	59	77	(1)	32	66	23

Net periodic benefit cost	$207	$229	$57	$107	$145	$74

Assumptions:
Discount rate	5.25%	6.30%	5.85%	5.25%	6.30%	5.85%
Rate of return on plan assets	7.50%	7.50%	7.50%	7.50%	7.50%	7.50%
Salary increases	3.75%	4.00%	3.75%	n/a	n/a	n/a
Year 1 increase in cost of benefits	n/a	n/a	n/a	10.00%	10.00%	10.00%
Rate of increase to which the cost of benefits is assumed to decline (the ultimate trend rate)	n/a	n/a	n/a	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	n/a	n/a	n/a	2012	2011	2010

      Net periodic benefit cost for the current year is based on assumptions determined at the June 30 valuation date of the prior year.

Plan Funded Status

      Due to an increase in the present value of pension obligations, a number of the Company’s pension plans were underfunded at October 1, 2005, having accumulated benefit obligations exceeding the fair value of plan assets. For these plans, the fair value of plan assets aggregated $3.4 billion, the accumulated benefit obligations aggregated $4.5 billion and the projected benefit obligations aggregated $4.9 billion. As a result, the Company has recorded an additional minimum pension liability adjustment of $1.1 billion as of October 1, 2005. The additional minimum pension liability adjustment at September 30, 2004 was $415 million. The increase in the additional minimum pension liability adjustment of $709 million in the current year was primarily due to a decrease in the discount rate from 6.30% at September 30, 2004 to 5.25% at October 1, 2005. This increase resulted in an after-tax adjustment of $448 million that was recorded as a decrease of shareholders’ equity through accumulated other comprehensive income in fiscal 2005.

      The Company’s total accumulated pension benefit obligations at October 1, 2005 and September 30, 2004 were $4.6 billion and $3.5 billion, respectively, of which 97.3% and 95.2%, respectively, were vested.

      The accumulated postretirement medical benefit obligations and fair value of plan assets for postretirement medical plans with accumulated postretirement medical benefit obligations in excess of plan assets were $1.2 billion and $260 million, respectively, at year end 2005 and $954 million and $215 million, respectively at year end 2004.

Plan Assets

      The assets of the Company’s defined benefit plans are managed on a commingled basis in a third party master trust. The investment policy and allocation of the assets in the master trust were approved by the Company’s Investment and Administrative Committee, which has oversight responsibility for the Company’s retirement plans. The investment policy ranges for the major asset classes are as follows:

Asset Class	Minimum	Maximum

Equity Securities	40%	60%
Debt Securities	25%	35%
Alternative Investments	10%	30%
Cash	0%	5%

      Alternative investments include venture capital funds, private equity funds and real estate, among other investments.

      The Company’s pension plan asset mix at the Plan measurement dates, by asset class, is as follows:

	June 30,	June 30,
Asset Class	2005	2004

Equity Securities	55%	57%
Debt Securities	29	27
Alternative Investments	15	15
Cash	1	1

Total	100%	100%

      Equity securities include $71 million (2% of total plan assets) and $63 million (2% of total plan assets) of Company common stock at October 1, 2005 and September 30, 2004, respectively.

Plan Contributions

      During fiscal 2005, the Company contributed $291 million and $12 million to its pension and postretirement medical plans, respectively, which included voluntary contributions above the minimum requirements for the pension plans. The Company currently expects to contribute, at a minimum, $61 million to its pension and postretirement medical plans during fiscal 2006. The Company may make additional contributions into its pension plans in fiscal 2006 depending on how the funded status of those plans change and also depending on the outcome of proposed changes to the funding regulations currently being considered by the United States Congress.

Estimated Future Benefit Payments

      The following table presents estimated future benefit payments for the next ten years:

		Postretirement
	Pension Plans	Medical Plans

2006	$145	$27
2007	158	28
2008	169	29
2009	182	32
2010	195	34
2011-2015	1,221	195

Assumptions

      Certain actuarial assumptions, such as the discount rate, long-term rate of return on plan assets and the healthcare cost trend rate have a significant effect on the amounts reported for net periodic benefit cost as well as the related benefit obligation amounts.

      Discount Rate – The assumed discount rate for pension plans reflects the market rates for high-quality corporate bonds currently available. The Company’s discount rate was determined by considering the average of pension yield curves constructed of a large population of high quality corporate bonds. The resulting discount rate reflects the matching of plan liability cash flows to the yield curves.

      Long-term return on assets – The long-term rate of return on plan assets represents an estimate of long-term returns on an investment portfolio consisting of a mixture of equities, fixed income, and alternative investments. When determining the long-term return on plan assets, the Company considers long-term rates of return on the asset classes (both historical and forecasted) in which the Company expects the pension funds to be invested. The following rates of return by asset class were considered in setting the long-term return on assets assumption:

Equity Securities	8% – 10%
Debt Securities	4% – 7%
Alternative Investments	8% – 20%

      Healthcare cost trend rate – The Company reviews external data and its own historical trends for healthcare costs to determine the healthcare cost trend rates for the postretirement medical benefit plans. For 2005, we assumed a 10.0% annual rate of increase in the per capita cost of covered healthcare claims with the rate decreasing in even increments over seven years until reaching 5.0%.

      A one percent change in the key assumptions would have the following effects on the projected benefit obligations as of October 1, 2005 and on cost for fiscal 2006:

Pension and Postretirement Medical Plans

Expected Long-
			Term Rate of	Assumed Healthcare Cost
	Discount Rate		Return On Assets	Trend Rate

	Net Periodic		Net Periodic
	Pension and	Projected	Pension and	Net Periodic	Projected
	Postretirement	Benefit	Postretirement	Postretirement	Benefit
Increase/(decrease)	Medical Cost	Obligations	Cost	Medical Cost	Obligations

1% decrease	$167	$1,106	$36	$(36)	$(170)
1% increase	(139)	(919)	(36)	54	253

Multi-employer Plans

      The Company participates in various multi-employer pension plans under union and industry-wide agreements. In 2005, 2004, and 2003, the contributions to these plans which are generally expensed as incurred were $37 million, $38 million, and $37 million, respectively.

Defined Contribution Plans

      The Company has savings and investment plans that allow eligible employees to allocate up to 20% of their salary through payroll deductions depending on the plan in which the employee participates. The Company matches 50% of the employee’s pre-tax contributions, up to plan limits. In 2005, 2004 and 2003, the costs of these plans were $35 million, $33 million and $32 million, respectively.

Medicare Modernization Act

      In May 2004, the FASB issued FASB Staff Position No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FSP 106-2) in response to a new law regarding prescription drug benefits under Medicare as well as a federal subsidy to sponsors of retiree healthcare benefit plans.

      The Medicare Prescription Drug, Improvement and Modernization Act of 2003 was reflected in accumulated postretirement medical benefit obligations beginning September 30, 2004 assuming that the Company will continue to provide a prescription drug benefit to retirees that is at least actuarially equivalent to Medicare Part D and the Company will receive the federal subsidy.

      The accumulated postretirement medical benefit obligations at September 30, 2004 decreased by approximately $110 million due to the effect of the federal subsidy, and the net periodic postretirement medical benefit cost for fiscal 2005 was reduced by approximately $28 million.

9 Shareholders’ Equity

       The Company declared an annual dividend of $0.27 per share on December 1, 2005 related to fiscal 2005. The dividend is payable on January 6, 2006 to shareholders of record on December 12, 2005. The Company paid a $490 million dividend ($0.24 per share) during the second quarter of fiscal 2005 applicable to fiscal 2004; paid a $430 million dividend ($0.21 per share) during the second quarter of fiscal 2004 applicable to fiscal 2003; and paid a $429 million dividend ($0.21 per share) during the second quarter of fiscal 2003 applicable to fiscal 2002.

      During fiscal 2005, the Company repurchased 91 million shares of Disney common stock for approximately $2.4 billion. During fiscal 2004, the Company repurchased 15 million shares of Disney common stock for approximately $335 million. No shares of Disney common stock were repurchased during fiscal 2003. As of October 1, 2005, the Company had authorization to repurchase approximately 225 million additional shares, of which the Company has repurchased 47 million shares for $1.1 billion subsequent to year-end through December 2, 2005.

      The par value of the Company’s outstanding common stock totaled approximately $22 million.

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

10 Equity Based Compensation

       Under various plans, the Company may grant stock options and other equity based awards to executive, management and creative personnel. In December 2004, the Company adopted a new approach to long-term incentive compensation, pursuant to which it increased the proportion of RSUs and decreased the proportion of stock options used in long-term incentive awards.

      Stock options are generally granted at exercise prices equal to or exceeding the market price at the date of grant. Effective in January 2003, options became exercisable ratably over a four-year period from the grant date, while options granted prior to January 2003 generally vest ratably over five years. Effective in the second quarter of 2005, options granted generally expire seven years after the grant date, while options granted prior to the second quarter of 2005 expire ten years after the date of grant. At the discretion of the Compensation Committee of the Company’s Board of Directors, options can occasionally extend up to 15 years after date of grant. Restricted stock units generally vest 50% on each of the second and fourth anniversaries of the grant date. Certain RSUs awarded to senior executives vest based upon the achievement of performance conditions. Stock options and RSUs are forfeited by employees who terminate prior to vesting. Shares available for future option and RSU grants at October 1, 2005 totaled 67 million. The Company satisfies stock option exercises and vesting of RSUs with newly issued shares.

      Compensation expense for RSUs and stock options is recognized ratably over the vesting period. Compensation expense for RSUs is based upon the market price of the shares underlying the awards on the grant date; however, compensation expense for performance-based awards is adjusted to reflect the estimated probability of vesting. Under the provisions of SFAS 123, compensation expense for stock options has been estimated on the grant date using a Black-Scholes option-pricing model. The weighted average assumptions used in the Black-Scholes model were as follows:

	2005	2004	2003

Risk-free interest rate	3.7%	3.5%	3.4%
Expected term (years)	4.75	6.0	6.0
Expected volatility	27%	40%	40%
Dividend yield	0.79%	0.85%	1.21%

      In connection with the adoption of SFAS 123R (see Note 2), the Company reviewed and updated, among other things, its forfeiture, expected term and volatility assumptions. The weighted average expected option term for 2005 reflects the application of the simplified method set out in SEC Staff Accounting Bulletin No. 107 (SAB 107), which was issued in March 2005. The simplified method defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches.

      Estimated volatility for fiscal 2005 also reflects the application of SAB 107 interpretive guidance and, accordingly, incorporates historical and implied share-price volatility, with implied volatility derived from exchange traded options on the Company’s common stock and other traded financial instruments, such as the Company’s convertible debt. Volatility for 2004 and 2003 was estimated based upon historical share-price volatility.

      The following table summarizes information about stock option transactions (shares in millions):

	2005		2004		2003

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	221	$26.50	219	$26.44	216	$27.48
Awards forfeited	(7)	25.99	(8)	24.40	(14)	44.41
Awards granted	19	27.91	27	24.61	30	17.34
Awards exercised	(18)	20.22	(11)	18.77	(3)	14.57
Awards expired/cancelled	(3)	34.83	(6)	33.56	(10)	47.73

Outstanding at end of year	212	27.06	221	26.50	219	26.44

Exercisable at end of year	142	28.47	132	28.39	109	27.86

      The following tables summarize information about stock options outstanding at October 1, 2005 (shares in millions):

	Outstanding

Range of	Number	Weighted	Weighted Averaged
Exercise	of	Average	Remaining Years of
Prices	Options	Exercise Price	Contractual Life

$ 15 — $ 19	21	$17.23	7.3
$ 20 — $ 24	82	22.59	5.3
$ 25 — $ 29	42	27.42	4.5
$ 30 — $ 34	50	31.52	4.5
$ 35 — $ 39	8	37.28	3.2
$ 40 — $ 44	7	41.28	5.2
$ 45 — $395	2	113.56	4.4

	212

	Exercisable

Range of		Weighted	Weighted Averaged
Exercise	Number	Average	Remaining Years of
Prices	of Options	Exercise Price	Contractual Life

$ 15 — $ 19	9	$17.24	7.2
$ 20 — $ 24	49	22.03	3.9
$ 25 — $ 29	23	27.07	3.0
$ 30 — $ 34	45	31.65	4.4
$ 35 — $ 39	7	37.36	3.2
$ 40 — $ 44	7	41.31	5.2
$ 45 — $395	2	113.56	4.4

	142

      The aggregate intrinsic values of stock options outstanding and exercisable at October 1, 2005 were $292 million and $176 million, respectively.

      The following table summarizes information about RSU transactions (shares in millions):

	2005		2004		2003

		Weighted		Weighted		Weighted
		Average		Average		Average
	Restricted	Grant-Date	Restricted	Grant-Date	Restricted	Grant-Date
	Stock Units	Fair Value	Stock Units	Fair Value	Stock Units	Fair Value

Unvested at beginning of year	9	$22.58	4	$19.84	2	$24.54
Granted	9	27.98	5	24.65	3	17.15
Vested	(2)	25.30	—	—	—	—
Forfeited	(1)	20.34	—	—	(1)	22.42

Unvested at end of year	15	26.04	9	22.58	4	19.84

      RSUs representing 1.3 million shares and 0.3 million shares, which vest based upon the achievement of certain performance conditions, were granted in 2005 and 2004, respectively. Approximately 2 million of the unvested RSUs as of October 1, 2005 vest upon the achievement of performance conditions.

      The weighted average grant-date fair values of options granted during 2005, 2004 and 2003 were $7.71, $9.94 and $6.71, respectively. The total intrinsic value (market value on date of exercise less exercise price) of options exercised and RSUs vested during 2005, 2004 and 2003 totaled $198 million, $68 million and $14 million, respectively.

      The weighted average grant-date fair values of RSUs granted during 2005, 2004 and 2003 were $27.98, $24.65 and $17.15, respectively, and compensation expense amounted to $127 million, $66 million and $20 million, respectively, before tax benefits of $47 million, $24 million and $7 million in 2005, 2004 and 2003, respectively.

      As of October 1, 2005, there was $334 million of unrecognized compensation cost related to unvested stock options and $223 million related to unvested RSUs. That cost is expected to be recognized over a weighted-average period of 1.6 years for stock options and 1.7 years for RSUs. The total fair value at grant date of RSUs vested during 2005 was $60 million.

      Cash received from option exercises for 2005, 2004 and 2003, was $370 million, $201 million, and $51 million, respectively. Tax benefits realized from tax deductions associated with option exercises and RSU activity for 2005, 2004 and 2003 totaled $69 million, $25 million, and $5 million, respectively.

11 Detail of Certain Balance Sheet Accounts

	October 1,	September 30,
	2005	2004

Current receivables
Accounts receivable	$4,351	$4,403
Income tax receivable	—	98
Other	364	205
Allowance for doubtful accounts	(130)	(148)

	$4,585	$4,558

Other current assets
Prepaid expenses	$464	$512
Other	188	226

	$652	$738

Parks, resorts and other property, at cost
Attractions, buildings and improvements	$13,633	$12,348
Leasehold improvements	500	493
Furniture, fixtures and equipment	10,159	9,403
Land improvements	3,278	2,924

	27,570	25,168
Accumulated depreciation	(12,605)	(11,665)
Projects in progress	874	1,852
Land	1,129	1,127

	$16,968	$16,482

	October 1,	September 30,
	2005	2004

Intangible assets
Copyrights	$316	$324
Other amortizable intangible assets	88	84
Accumulated amortization	(70)	(59)

Amortizable intangible assets	334	349
FCC licenses	1,432	1,489
Trademarks	944	944
Other indefinite lived intangible assets	21	33

	$2,731	$2,815

Other non-current assets
Receivables	$426	$341
Prepaid benefit costs	35	69
Other prepaid expenses	21	29
Other	505	601

	$987	$1,040

Accounts payable and other accrued liabilities
Accounts payable	$4,294	$4,531
Payroll and employee benefits	967	1,009
Other	78	83

	$5,339	$5,623

Other long-term liabilities
Deferred revenues	$449	$608
Capital lease obligations	374	339
Program licenses and rights	330	230
Participation and residual liabilities	207	256
Accrued benefit liabilities	1,530	844
Other	1,055	1,342

	$3,945	$3,619

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

      The Company typically uses pay-floating and pay-fixed interest rate swaps to facilitate its interest rate risk management activities. Pay-floating swaps effectively convert fixed rate medium and long-term obligations to variable rate instruments indexed to LIBOR. Pay-floating swap agreements in place at year-end expire in one to 17 years. Pay-fixed swaps effectively convert floating rate obligations to fixed rate instruments. The pay-fixed swaps in place at year-end expire in one to ten years. As of October 1, 2005 and September 30, 2004 respectively, the Company held $151 million and $148 million notional value of pay-fixed swaps that do not qualify as hedges. The changes in market values of all swaps that do not qualify as hedges have been included in earnings.

      The impact of hedge ineffectiveness was not significant for fiscal 2005, 2004 and 2003. The net amount of deferred gains in AOCI from interest rate risk management transactions was $8 million and $10 million at October 1, 2005 and September 30, 2004 respectively.

Foreign Exchange Risk Management

      The Company transacts business globally and is subject to risks associated with changing foreign exchange rates. The Company’s objective is to reduce earnings and cash flow fluctuations associated with foreign exchange rate changes thereby enabling management to focus attention on core business issues and challenges.

      The Company enters into various contracts that change in value as foreign exchange rates change to protect the value of its existing foreign currency assets, liabilities, firm commitments and forecasted but not firmly committed foreign currency transactions. The Company uses option strategies and forward contracts to hedge forecasted transactions. In accordance with policy, the Company hedges its forecasted foreign currency transactions for periods generally not to exceed five years within an established minimum and maximum range of annual exposure. The Company uses forward contracts to hedge foreign currency assets, liabilities and firm commitments. The gains and losses on these contracts offset changes in the U.S. dollar equivalent value of the related forecasted transaction, asset, liability or firm commitment. The principal currencies hedged are the Euro, British pound, Japanese yen and Canadian dollar. Cross-currency swaps are used to effectively convert foreign currency-denominated borrowings to U.S. dollars.

      Mark to market gains and losses on contracts hedging forecasted foreign currency transactions are initially recorded to AOCI and are reclassified to current earnings when the hedged transactions are realized, offsetting changes in the value of the foreign currency transactions. At October 1, 2005 and September 30, 2004, the Company had pre-tax deferred gains of $114 million and $45 million, respectively, and pre-tax deferred losses of $69 million and $147 million, respectively, related to foreign currency hedges on forecasted foreign currency transactions.

      Deferred amounts to be recognized change with market conditions and will be substantially offset by changes in the value of the related hedged transactions. Deferred losses recorded in AOCI for contracts that will mature in the next twelve months totaled $21 million. The Company reclassified after-tax losses of $108 million and $144 million from AOCI to earnings during fiscal 2005 and 2004, respectively. These losses were offset by changes in the U.S. dollar equivalent value of the items being hedged.

      At October 1, 2005 and September 30, 2004, changes in value related to cash flow hedges included in AOCI were a pre-tax gain of $45 million and a pre-tax loss of $102 million, respectively. During fiscal 2005 and 2004, the Company recorded the change in fair market value related to fair value hedges and the ineffectiveness related to cash flow hedges to earnings. The amounts of hedge ineffectiveness on fair value and cash flow hedges were not material for fiscal 2005, fiscal 2004 and fiscal 2003. The impact of foreign exchange risk management activities on operating income in 2005, 2004 and 2003 was a loss of $168 million, $277 million and $273 million, respectively. The net losses from these hedges offset changes in the U.S. dollar equivalent value of the related exposures being hedged.

Fair Value of Financial Instruments

      At October 1, 2005 and September 30, 2004, the Company’s financial instruments included cash, cash equivalents, investments, receivables, accounts payable, borrowings and interest rate and foreign exchange risk management contracts.

      At October 1, 2005 and September 30, 2004, the fair values of cash and cash equivalents, receivables and accounts payable approximated the carrying values because of the short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on broker quotes or quoted market prices or interest rates for the same or similar instruments and the related carrying amounts are as follows:

	2005		2004

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Investments	$62	$62	$60	$60
Borrowings	(12,467)	(12,733)	(13,488)	(13,811)
Risk management contracts:
Foreign exchange forwards	$76	$76	$(54)	$(54)
Foreign exchange options	6	6	(26)	(26)
Interest rate swaps	22	22	66	66
Cross-currency swaps	3	3	86	86

Credit Concentrations

      The Company continually monitors its positions with, and the credit quality of, the financial institutions that are counterparties to its financial instruments and does not anticipate nonperformance by the counterparties.

      The Company would not realize a material loss as of October 1, 2005 in the event of nonperformance by any single counterparty. The Company enters into transactions only with financial institution counterparties that have a credit rating of A- or better. The Company’s current policy regarding agreements with financial institution counterparties is generally to require collateral in the event credit ratings fall below A- or in the event aggregate exposures exceed limits as defined by contract. In addition, the Company limits the amount of investment credit exposure with any one institution.

      The Company’s trade receivables and investments do not represent a significant concentration of credit risk at October 1, 2005 due to the wide variety of customers and markets into which the Company’s products are sold, their dispersion across geographic areas, and the diversification of the Company’s portfolio among issuers.

13 Commitments and Contingencies

Commitments

      The Company has various contractual commitments for the purchase of broadcast rights for sports, feature films and other programming, aggregating approximately $19.6 billion, including approximately $957 million for available programming as of October 1, 2005, and approximately $15.8 billion related to sports programming rights, primarily NFL, NBA, College Football and MLB.

      The Company entered into a new agreement with the NFL for the right to broadcast NFL Monday Night Football games on ESPN. The contract provides for total payments of approximately $8.87 billion over the eight-year period, commencing with the 2006-2007 season. The Company has rights to 21 games in the 2006-2007 season, which begins in the fourth quarter of the Company’s fiscal year 2006.

      The Company has entered into operating leases for various real estate and equipment needs, including retail outlets and distribution centers for consumer products, broadcast equipment and office space for general and administrative purposes. Rental expense for the operating leases during 2005, 2004 and 2003, including common-area maintenance and contingent rentals, was $482 million, $518 million and $528 million, respectively.

      The Company also has contractual commitments under various creative talent and employment agreements including obligations to actors, producers, sports personnel, television and radio personalities and executives.

      Contractual commitments for broadcast programming rights, future minimum lease payments under non-cancelable operating leases and creative talent and other commitments totaled $23.3 billion at October 1, 2005, payable as follows:

	Broadcast	Operating
	Programming	Leases	Other	Total

2006	$4,174	$279	$887	$5,340
2007	2,836	253	484	3,573
2008	2,445	204	324	2,973
2009	1,944	171	196	2,311
2010	2,093	149	92	2,334
Thereafter	6,065	580	96	6,741

	$19,557	$1,636	$2,079	$23,272

      The Company has certain non-cancelable capital leases primarily for land and broadcast equipment. Future payments under these leases as of October 1, 2005 are as follows:

2006	$44
2007	85
2008	44
2009	44
2010	44
Thereafter	673

Total minimum obligations	934
Less amount representing interest	(542)

Present value of net minimum obligations	392
Less current portion	(18)

Long-term portion	$374

Contractual Guarantees

      The Company has guaranteed certain special assessment and water/sewer revenue bonds issued by the Celebration Community Development District and the Enterprise Community Development District (collectively, the Districts). The bond proceeds were used by the Districts to finance the construction of infrastructure improvements and the water and sewer system in the mixed-use, residential community of Celebration, Florida. As of October 1, 2005, the remaining debt service obligation guaranteed by the Company was $84 million, of which $56 million was principal. The Company is responsible to satisfy any shortfalls in debt service payments, debt service and maintenance reserve funds, and to ensure compliance with specified rate covenants. To the extent that the Company has to fund payments under its guarantees, the districts have an obligation to reimburse the Company from District revenues.

      The Company has also guaranteed certain bond issuances by the Anaheim Public Authority that were used by the City of Anaheim to finance construction of infrastructure and a public parking facility adjacent to the Disneyland Resort. Revenues from sales, occupancy and property taxes from the Disneyland Resort and non-Disney hotels are used by the City of Anaheim to repay the bonds. In the event of a debt service shortfall, the Company will be responsible to fund the shortfall. As of October 1, 2005, the remaining debt service obligation guaranteed by the Company was $397 million, of which $108 million was principal. To the extent that tax revenues exceed the debt service payments in subsequent periods, the Company would be reimbursed for any previously funded shortfalls.

      To date, tax revenues have exceeded the debt service payments for both the Celebration and Anaheim bonds.

Legal Matters

      Milne and Disney Enterprises, Inc. v. Stephen Slesinger, Inc. On November 5, 2002, Clare Milne, the granddaughter of A. A. Milne, author of the Winnie the Pooh books, and the Company’s subsidiary Disney Enterprises, Inc. (DEI) filed a complaint against Stephen Slesinger, Inc. (SSI) in the United States District Court for the Central District of California. On November 4, 2002, Ms. Milne served notices to SSI and DEI terminating A. A. Milne’s prior grant of rights to Winnie the Pooh, effective November 5, 2004, and granted all of those rights to DEI. In their lawsuit, Ms. Milne and DEI seek a declaratory judgment, under United States copyright law, that Ms. Milne’s termination notices were valid; that SSI’s rights to Winnie the Pooh in the United States terminated effective November 5, 2004; that upon termination of SSI’s rights in the United States, the 1983 licensing agreement that is the subject of the Stephen Slesinger, Inc. v. The Walt Disney Company lawsuit terminated by operation of law; and that, as of November 5, 2004, SSI was entitled to no further royalties for uses of Winnie the Pooh. SSI filed (a) an answer denying the material allegations of the complaint and (b) counterclaims seeking a declaration that (i) Ms. Milne’s grant of rights to DEI is void and unenforceable and (ii) DEI remains obligated to pay SSI royalties under the 1983 licensing agreement. SSI also filed a motion to dismiss the complaint or, in the alternative, for summary judgment. Subsequently, the Court ruled that Milne’s termination notices are invalid and dismissed SSI’s counterclaims as moot. Following further motions SSI filed an amended answer and counterclaims and a third-party complaint against Harriet Hunt (heir to E. H. Shepard, illustrator of the original Winnie the Pooh stories), who had served a notice of termination and a grant of rights similar to Ms. Milne’s. By order dated August 3, 2004, the Court granted SSI leave to amend its answer to assert counterclaims against the Company allegedly arising from the Milne and Hunt terminations and the grant of rights to DEI for (a) unlawful and unfair business practices; and (b) breach of the 1983 licensing agreement. In November 2004, the District Court granted a motion by Milne to dismiss her complaint for the purpose of obtaining a final appealable order of dismissal, so as to permit her appeal to the Court of Appeals to proceed. Oral argument of that appeal was heard on September 13, 2005.

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

QUARTERLY FINANCIAL SUMMARY

(In millions, except per share data)

(unaudited)	Q1	Q2	Q3	Q4

2005(1)(2)
Revenues	$8,666	$7,829	$7,715	$7,734
Income before the cumulative effect of accounting change	686	657	811	415
Net income	686	657	811	379
Earnings per share before the cumulative effect of accounting change:
Diluted	$0.33	$0.31	$0.39	$0.20
Basic	0.34	0.32	0.40	0.21
Earnings per share:
Diluted	$0.33	$0.31	$0.39	$0.19
Basic	0.34	0.32	0.40	0.19
2004
Revenues	$8,549	$7,189	$7,471	$7,543
Net income	688	537	604	516
Earnings per share:
Diluted	$0.33	$0.26	$0.29	$0.25
Basic	0.34	0.26	0.29	0.25

(1)	Income and earnings per share before the cumulative effect of accounting change for fiscal 2005 does not reflect the after-tax charge for the adoption of EITF D-108 of $36 million ($0.02) in the fourth quarter of fiscal 2005. See Note 2 to the Consolidated Financial Statements.

(2)	The first three quarters of fiscal 2005 were restated pursuant to the adoption of SFAS 123R. See Note 2 to the Consolidated Financial Statements.