Form 10-Q
period 2005-12-31
WALT DISNEY CO/
filed 2006-02-06
CIK 1001039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2005	Commission File Number 1-11605

Incorporated in Delaware	I.R.S. Employer Identification No. 95-4545390
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
     YES      ☑     NO     ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one).
     Large accelerated filer      ☑     Accelerated filer     ☐     Non-accelerated filer     ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
     YES     ☐     NO      ☑
There were 1,925,836,367 shares of common stock outstanding as of January 30, 2006

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE WALT DISNEY COMPANY CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited; in millions, except per share data)
THE WALT DISNEY COMPANY CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited; in millions, except per share data)
THE WALT DISNEY COMPANY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited; in millions)
THE WALT DISNEY COMPANY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited; tabular dollars in millions, except per share data)
1. Principles of Consolidation
2. Segment Information
THE WALT DISNEY COMPANY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited; tabular dollars in millions, except per share data)
3. Gains on Sale of Equity Investment and Business
THE WALT DISNEY COMPANY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited; tabular dollars in millions, except per share data)
4. Borrowings
5. Euro Disney and Hong Kong Disneyland
THE WALT DISNEY COMPANY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited; tabular dollars in millions, except per share data)
THE WALT DISNEY COMPANY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited; tabular dollars in millions, except per share data)
6. Pension and Other Benefit Programs
7. Earnings Per Share
THE WALT DISNEY COMPANY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited; tabular dollars in millions, except per share data)
8. Shareholders’ Equity
9. Comprehensive Income
Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
PART I. FINANCIAL INFORMATION
Item 3. Quantitative and Qualitative Disclosures about Market Risk. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
PART II. OTHER INFORMATION (continued)
ITEM 1A. Risk Factors
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
ITEM 5. Other Information
ITEM 6. Exhibits
SIGNATURE
INDEX OF EXHIBITS
Exhibit 10(b)
Exhibit 31(a)
Exhibit 31(b)
Exhibit 32(a)
Exhibit 32(b)

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited; in millions, except per share data)

	Quarter Ended
	December 31,	January 1,
	2005	2005
Revenues	$8,854	$8,666

Costs and expenses	(7,693)	(7,550)

Gains on sale of equity investment and business	70	—

Restructuring and impairment charges	—	(17)

Net interest expense	(163)	(140)

Equity in the income of investees	111	125

Income before income taxes and minority interests	1,179	1,084

Income taxes	(429)	(372)

Minority interests	(16)	(26)

Net income	$734	$686

Earnings per share:
Diluted	$0.37	$0.33

Basic	$0.38	$0.34

Average number of common and common equivalent shares outstanding:
Diluted	1,999	2,107

Basic	1,940	2,042

See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited; in millions, except per share data)

	December 31,	October 1,
	2005	2005
ASSETS
Current assets
Cash and cash equivalents	$1,819	$1,723
Receivables	5,265	4,585
Inventories	611	626
Television costs	702	510
Deferred income taxes	749	749
Other current assets	664	652

Total current assets	9,810	8,845
Film and television costs	5,234	5,427
Investments	1,212	1,226
Parks, resorts and other property, at cost
Attractions, buildings and equipment	27,508	27,570
Accumulated depreciation	(12,788)	(12,605)

	14,720	14,965
Projects in progress	873	874
Land	1,128	1,129

	16,721	16,968

Intangible assets, net	2,711	2,731
Goodwill	16,974	16,974
Other assets	1,005	987

	$53,667	$53,158

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and other accrued liabilities	$5,900	$5,339
Current portion of borrowings	2,754	2,310
Unearned royalties and other advances	1,582	1,519

Total current liabilities	10,236	9,168
Borrowings	10,449	10,157
Deferred income taxes	2,430	2,430
Other long-term liabilities	3,913	3,945
Minority interests	1,288	1,248
Commitments and contingencies (Note 11)	—	—
Shareholders’ equity
Preferred stock, $.01 par value
Authorized — 100 million shares, Issued — none	—	—
Common stock, $.01 par value
Authorized — 3.6 billion shares, Issued — 2.2 billion shares at December 31, 2005 and October 1, 2005	13,401	13,288
Retained earnings	17,990	17,775
Accumulated other comprehensive loss	(579)	(572)

	30,812	30,491
Treasury stock, at cost, 241.4 million shares at December 31, 2005 and 192.8 million shares at October 1, 2005	(5,461)	(4,281)

	25,351	26,210

	$53,667	$53,158

     See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in millions)

	Quarter Ended
	December 31,	January 1,
	2005	2005
OPERATING ACTIVITIES
Net income	$734	$686

Depreciation and amortization	369	326
Gains on sale of equity investment and business	(70)	—
Deferred income taxes	(73)	(11)
Equity in the income of investees	(111)	(125)
Cash distributions received from equity investees	118	63
Minority interests	16	26
Net change in film and television costs	6	(88)
Equity based compensation	91	77
Other	39	16
Changes in operating assets and liabilities:
Receivables	(681)	(883)
Inventories	22	14
Other assets	(16)	(125)
Accounts payable and other accrued liabilities	(301)	(107)
Income taxes	436	287

Cash provided by operations	579	156

INVESTING ACTIVITIES
Investments in parks, resorts and other property	(203)	(347)
Working capital proceeds from The Disney Stores North America sale	—	100
Proceeds from sale of equity investment and business	81	—
Other	13	8

Cash used by investing activities	(109)	(239)

FINANCING ACTIVITIES
Commercial paper borrowings, net	967	847
Borrowings	85	88
Reduction of borrowings	(300)	(832)
Repurchases of common stock	(1,180)	(11)
Equity partner contributions	15	36
Exercise of stock options and other	39	79

Cash (used) provided by financing activities	(374)	207

Increase in cash and cash equivalents	96	124
Cash and cash equivalents, beginning of period	1,723	2,042

Cash and cash equivalents, end of period	$1,819	$2,166

See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except per share data)
1. Principles of Consolidation
     These Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these Condensed Consolidated Financial Statements. Operating results for the quarter ended December 31, 2005 are not necessarily indicative of the results that may be expected for the year ending September 30, 2006. Certain reclassifications have been made in the fiscal 2005 financial statements to conform to the fiscal 2006 presentation.
     These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 1, 2005 (the 2005 Annual Report).
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
2. Segment Information
     The operating segments reported below are the segments of the Company for which separate financial information is available and for which segment results are evaluated regularly by the Chief Executive Officer in deciding how to allocate resources and in assessing performance. Beginning with the first quarter of fiscal year 2006, the Company reports the performance of its operating segments including equity in the income of investees to align with how management now reports and measures segment performance for internal management purposes. Previously, equity in the income of investees was reported as a reconciling item between segment operating income and income before income taxes and minority interests. Results for the first quarter of fiscal 2005 have been reclassified to conform to the current year presentation. Equity investees consist primarily of A&E Television Network, Lifetime Television and E! Entertainment Television, which are cable businesses included in the Media Networks segment. Media Networks operating income included $107 million of equity in the income of investees in the current quarter versus $121 million in the prior-year quarter (all included within Cable Networks). Consumer Products operating income included $4 million of equity in the income of investees in both the current quarter and the prior-year quarter.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except per share data)

	Quarter Ended
	December 31,	January 1,
	2005	2005
Revenues (1) :
Media Networks	$3,674	$3,461
Parks and Resorts	2,402	2,118
Studio Entertainment	2,045	2,362
Consumer Products	733	725

	$8,854	$8,666

Segment operating income (1) :
Media Networks	$606	$565
Parks and Resorts	375	249
Studio Entertainment	128	323
Consumer Products	270	230

	$1,379	$1,367

(1) The Studio Entertainment segment receives royalties on Consumer Products sales of merchandise based on certain Studio film properties. This intersegment revenue and operating income was $32 million and $19 million for the quarters ended December 31, 2005 and January 1, 2005, respectively.
     A reconciliation of segment operating income to income before income taxes and minority interests is as follows:

	Quarter Ended
	December 31,	January 1,
	2005	2005
Segment operating income	$1,379	$1,367
Corporate and unallocated shared expenses	(104)	(124)
Amortization of intangible assets	(3)	(2)
Gains on sale of equity investment and business	70	—
Restructuring and impairment charges	—	(17)
Net interest expense	(163)	(140)

Income before income taxes and minority interests	$1,179	$1,084

3. Gains on Sale of Equity Investment and Business
     On October 7, 2005, the Company sold its Discover Magazine business, which resulted in a pre-tax gain of $13 million. In addition, on November 23, 2005, the Company sold a cable television equity investment in Spain, which resulted in a pre-tax gain of $57 million.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except per share data)
4. Borrowings
     During the quarter ended December 31, 2005, the Company’s borrowing activity was as follows:

	October 1,			Other	December 31,
	2005	Additions	Payments	Activity	2005
Commercial paper borrowings	$754	$967	$—	$—	$1,721
U.S. medium-term notes	5,849	—	(300)	—	5,549
Convertible senior notes	1,323	—	—	—	1,323
Other U.S. dollar denominated debt	305	—	—	—	305
Privately placed debt	158	—	—	—	158
European medium-term notes	213	—	—	—	213
Preferred stock	363	—	—	(2)	361
Capital Cities/ABC debt	186	—	—	—	186
Film financing	75	51	—	2	128
Other	288	—	—	(13)	275
Euro Disney borrowings	2,036	—	—	(13)	2,023
Hong Kong Disneyland borrowings	917	34	—	10	961

Total	$12,467	$1,052	$(300)	$(16)	$13,203

5. Euro Disney and Hong Kong Disneyland
     In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46R, Consolidation of Variable Interest Entities (FIN 46). Pursuant to the provisions of FIN 46, the Company began consolidating Euro Disney and Hong Kong Disneyland’s balance sheets at the end of the Company’s second quarter of fiscal 2004 and the income and cash flow statements at the beginning of the third quarter of fiscal 2004.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except per share data)
     The following table presents a condensed consolidating balance sheet for the Company as of December 31, 2005, reflecting the impact of consolidating the balance sheets of Euro Disney and Hong Kong Disneyland.

		Euro
	Before Euro	Disney,
	Disney and	Hong Kong
	Hong Kong	Disneyland
	Disneyland	and
	Consolidation	Adjustments	Total
Cash and cash equivalents	$1,405	$414	$1,819
Other current assets	7,732	259	7,991

Total current assets	9,137	673	9,810
Investments	2,024	(812)	1,212
Fixed assets	12,343	4,378	16,721
Other assets	25,901	23	25,924

Total assets	$49,405	$4,262	$53,667

Current portion of borrowings	$2,753	$1	$2,754
Other current liabilities	7,009	473	7,482

Total current liabilities	9,762	474	10,236
Borrowings	7,466	2,983	10,449
Deferred income taxes and other long-term liabilities	6,229	114	6,343
Minority interest	597	691	1,288
Shareholders’ equity	25,351	—	25,351

Total liabilities and shareholders’ equity	$49,405	$4,262	$53,667

     The following table presents a condensed consolidating income statement of the Company for the quarter ended December 31, 2005, reflecting the impact of consolidating the income statements of Euro Disney and Hong Kong Disneyland.

		Euro
	Before Euro	Disney,
	Disney and	Hong Kong
	Hong Kong	Disneyland
	Disneyland	and
	Consolidation	Adjustments	Total
Revenues	$8,450	$404	$8,854
Cost and expenses	(7,305)	(388)	(7,693)
Gains on sale of equity investment and business	70	—	70
Net interest expense	(131)	(32)	(163)
Equity in the income of investees	106	5	111

Income before income taxes and minority interests	1,190	(11)	1,179
Income taxes	(431)	2	(429)
Minority interests	(25)	9	(16)

Net income	$734	$—	$734

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except per share data)
     The following table presents a condensed consolidating cash flow statement of the Company for the quarter ended December 31, 2005, reflecting the impact of consolidating the cash flow statements of Euro Disney and Hong Kong Disneyland.

		Euro
	Before Euro	Disney,
	Disney and	Hong Kong
	Hong Kong	Disneyland
	Disneyland	and
	Consolidation	Adjustments	Total
Cash provided (used) by operations	$693	$(114)	$579
Investments in parks, resorts and other property	(137)	(66)	(203)
Other investing activities	83	11	94
Cash (used) provided by financing activities	(422)	48	(374)

Increase in cash and cash equivalents	217	(121)	96
Cash and cash equivalents, beginning of period	1,188	535	1,723

Cash and cash equivalents, end of period	$1,405	$414	$1,819

6. Pension and Other Benefit Programs
     The components of net periodic benefit cost are as follows:

	Pension Plans		Postretirement Medical Plans
	Quarter Ended		Quarter Ended
	December 31,	January 1,	December 31,	January 1,
	2005	2005	2005	2005
Service cost	$46	$34	$8	$8
Interest cost	56	58	15	15
Expected return on plan assets	(52)	(55)	(4)	(4)
Recognized net actuarial loss	35	15	11	8

Net periodic benefit cost	$85	$52	$30	$27

     During the quarter ended December 31, 2005, the Company made no contributions to the Company’s pension and postretirement medical plans. The Company anticipates making contributions of, at a minimum, $61 million to its pension and postretirement medical plans during fiscal 2006. The Company may make additional contributions into its pension plans in fiscal 2006 depending on how the funded status of those plans change and also depending on the outcome of proposed changes to the funding regulations currently being considered by the United States Congress.
7. Earnings Per Share
     Diluted earnings per share amounts are based upon the weighted average number of common and common equivalent shares outstanding during the period and are calculated using the treasury stock method for stock options and assuming conversion of the Company’s convertible senior notes. For the quarters ended December 31, 2005 and January 1, 2005, options for 129 million and 90 million shares, respectively, were excluded from the diluted earnings per share calculation as they were anti-dilutive.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except per share data)
A reconciliation of net income and weighted average number of common and common equivalent shares outstanding for calculating diluted earnings per share is as follows:

	Quarter Ended
	December 31,	January 1,
	2005	2005
Net income	$734	$686
Interest expense on convertible senior notes (net of tax)	5	5

	$739	$691

Shares (in millions):
Weighted average number of common shares outstanding (basic)	1,940	2,042
Weighted average dilutive stock options	14	20
Assumed conversion of convertible senior notes	45	45

Weighted average number of common and common equivalent shares outstanding (diluted)	1,999	2,107

8. Shareholders’ Equity
     The Company declared a $519 million dividend ($0.27 per share) on December 1, 2005 related to fiscal 2005, which was paid on January 6, 2006 to shareholders of record on December 12, 2005. The Company paid a $490 million dividend ($0.24 per share) during the second quarter of fiscal 2005 related to fiscal 2004.
     During the current quarter, the Company repurchased 49 million shares of Disney common stock for approximately $1.2 billion. As of December 31, 2005, the Company had authorization in place to repurchase approximately 175 million additional shares. In January 2006, the Company’s Board of Directors increased the authorization to a total of 400 million shares. The repurchase program does not have an expiration date.
9. Comprehensive Income
     Comprehensive income is as follows:

	Quarter Ended
	December 31,	January 1,
	2005	2005
Net income	$734	$686
Market value adjustments for investments and hedges	37	(137)
Foreign currency translation and other	(44)	58

Comprehensive income	$727	$607

     Accumulated other comprehensive loss is as follows:

	December 31,	October 1,
	2005	2005
Market value adjustments for investments and hedges	$68	$31
Foreign currency translation and other	62	106
Additional minimum pension liability adjustment	(709)	(709)

Accumulated other comprehensive loss	$(579)	$(572)

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except per share data)
10. Equity Based Compensation
     The impact of stock options and restricted stock units (RSUs) on net income is as follows:

	Quarter Ended
	December 31,	January 1,
	2005	2005
Stock option compensation expense	$58	$58
RSU compensation expense	33	19

Total equity based compensation expense	91	77
Tax impact	(34)	(28)

Reduction in net income, net of tax	$57	$49

     Unrecognized compensation cost related to stock options and RSUs totaled approximately $284 million and $194 million, respectively as of December 31, 2005.
     On January 9, 2006, the Company made its regular annual stock compensation grant which consisted of 19.6 million stock options and 10.2 million RSUs, of which 1.6 million include market-based performance conditions.
11. Commitment and Contingencies
     The Company has exposure to various legal and other contingencies arising from the conduct of its businesses.
Legal Matters
     Milne and Disney Enterprises, Inc. v. Stephen Slesinger, Inc. On November 5, 2002, Clare Milne, the granddaughter of A. A. Milne, author of the Winnie the Pooh books, and the Company’s subsidiary Disney Enterprises, Inc. (DEI) filed a complaint against Stephen Slesinger, Inc. (SSI) in the United States District Court for the Central District of California. On November 4, 2002, Ms. Milne served notices to SSI and DEI terminating A. A. Milne’s prior grant of rights to Winnie the Pooh, effective November 5, 2004, and granted all of those rights to DEI. In their lawsuit, Ms. Milne and DEI seek a declaratory judgment, under United States copyright law, that Ms. Milne’s termination notices were valid; that SSI’s rights to Winnie the Pooh in the United States terminated effective November 5, 2004; that upon termination of SSI’s rights in the United States, the 1983 licensing agreement that is the subject of the Stephen Slesinger, Inc. v. The Walt Disney Company lawsuit terminated by operation of law; and that, as of November 5, 2004, SSI was entitled to no further royalties for uses of Winnie the Pooh. SSI filed (a) an answer denying the material allegations of the complaint and (b) counterclaims seeking a declaration that (i) Ms. Milne’s grant of rights to DEI is void and unenforceable and (ii) DEI remains obligated to pay SSI royalties under the 1983 licensing agreement. SSI also filed a motion to dismiss the complaint or, in the alternative, for summary judgment. Subsequently, the Court ruled that Milne’s termination notices are invalid and dismissed SSI’s counterclaims as moot. Following further motions SSI filed an amended answer and counterclaims and a third-party complaint against Harriet Hunt (heir to E. H. Shepard, illustrator of the original Winnie the Pooh stories), who had served a notice of termination and a grant of rights similar to Ms. Milne’s. By order dated August 3, 2004, the Court granted SSI leave to amend its answer to assert counterclaims against the Company allegedly arising from the Milne and Hunt terminations and the grant of rights to DEI for (a) unlawful and unfair business practices; and (b) breach of the 1983 licensing agreement. In November 2004, the District Court granted a motion by Milne to dismiss her complaint for the purpose of obtaining a final appealable order of dismissal, so as to permit her appeal to the Court of Appeals to proceed. Following oral argument, the Court, on December 8, 2005, affirmed the trial court’s grant of summary judgment in favor of SSI and against Milne, whose motion for a hearing en banc was denied on January 19, 2006.

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
Contractual Guarantees
     The Company has guaranteed certain special assessment and water/sewer revenue bonds issued by the Celebration Community Development District and the Enterprise Community Development District (collectively, the Districts). The bond proceeds were used by the Districts to finance the construction of infrastructure improvements and the water and sewer system in the mixed-use, residential community of Celebration, Florida. As of December 31, 2005, the remaining debt service obligation guaranteed by the Company was $84 million, of which $56 million was principal. The Company is responsible to satisfy any shortfalls in debt service payments, debt service and maintenance reserve funds, and to ensure compliance with specified rate covenants. To the extent that the Company has to fund payments under its guarantees, the Districts have an obligation to reimburse the Company from future District revenues.
     The Company has also guaranteed certain bond issuances by the Anaheim Public Authority that were used by the City of Anaheim to finance construction of infrastructure and a public parking facility adjacent to the Disneyland Resort. Revenues from sales, occupancy and property taxes from the Disneyland Resort and non-Disney hotels are used by the City of Anaheim to repay the bonds. In the event of a debt service shortfall, the Company will be responsible to fund the shortfall. As of December 31, 2005, the remaining debt service obligation guaranteed by the Company was $397 million, of which $108 million was principal. To the extent that subsequent tax revenues exceed the debt service payments in subsequent periods, the Company would be reimbursed for any previously funded shortfalls.
     To date, tax revenues have exceeded the debt service payments for both the Celebration and Anaheim bonds.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except per share data)
12. Income Taxes
     As a matter of course, the Company is regularly audited by federal, state and foreign tax authorities. From time to time, these audits result in proposed assessments. The Company believes that its tax positions comply with applicable tax law and has adequately provided for any reasonably foreseeable potential assessments. Accordingly, the Company does not anticipate any material earnings impact from any such assessments. In the prior-year quarter, there was a favorable resolution of certain income tax matters that resulted in a $24 million tax reserve release.
13. Subsequent Events
     On January 24, 2006, the Company announced its agreement to acquire Pixar in an all-stock transaction, expected to be completed by this summer. Under terms of the agreement, 2.3 Disney shares will be issued for each Pixar share. Based on Pixar’s fully diluted shares outstanding, the transaction value is $7.4 billion ($6.3 billion net of Pixar’s cash of just over $1 billion) based on Disney’s closing share price of $25.52 as of January 23, 2006.
     On February 6, 2006, the Company and Citadel Broadcasting Corporation (Citadel) announced that their Boards of Directors approved a definitive agreement to merge ABC Radio assets, which include 22 radio stations and the ABC Radio Network, with Citadel. Disney shareholders would own approximately 52% of the new company and the Company will retain between $1.4 billion and $1.65 billion in cash depending on the market price of Citadel at the date of closing. ESPN Radio and Radio Disney are not included in the transaction. The transaction is valued at approximately $2.7 billion and is expected to be completed by the end of the year, subject to regulatory approvals.

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
Overview
Seasonality
Business Segment Results
Corporate and Other Non-Segment Items
Potential Dilution from Equity Based Compensation
Financial Condition
Commitments and Contingencies
Other Matters
Market Risk
OVERVIEW
Our summary consolidated results are presented below:

	Quarter Ended
	December 31,	January 1,
(in millions, except per share data)	2005	2005	Change
Revenues	$8,854	$8,666	2%
Costs and expenses	(7,693)	(7,550)	2%
Gains on sale of equity investment and business	70	—	nm
Restructuring and impairment charges	—	(17)	nm
Net interest expense	(163)	(140)	16%
Equity in the income of investees	111	125	(11)%

Income before income taxes and minority interests	1,179	1,084	9%
Income taxes	(429)	(372)	15%
Minority interests	(16)	(26)	(38)%

Net income	$734	$686	7%

Diluted earnings per share	$0.37	$0.33	12%

     Revenues for the quarter increased 2%, or $188 million, to $8.9 billion. The increase in revenues was due to growth at Parks and Resorts and Media Networks, partially offset by lower results at Studio Entertainment. The increase at Parks and Resorts reflected higher guest spending and theme park attendance at the domestic parks and the first full quarter of operations at Hong Kong Disneyland. The increase at Media Networks was driven by higher advertising revenues at the ABC Television Network in primetime and at ESPN. The decrease at Studio Entertainment was due to a decline in DVD unit sales and a lower performing worldwide theatrical motion picture slate. Revenues at Consumer Products were relatively flat as sales growth at Buena Vista Games was offset by the sale of The Disney Store North America.
     Net income increased 7%, or $48 million, to $734 million. Operating income grew at Parks and Resorts, Media Networks and Consumer Products, partially offset by a decrease at Studio Entertainment. The increase at Parks and Resorts was due to improvements at all of our resorts led by the success of the 50th anniversary celebration at Disneyland Resort. Media Networks growth was primarily due to primetime performance at the ABC Television Network resulting from strong upfront sales and continued ratings strength. The increase at Consumer Products was due to growth at Buena Vista Games and recognition of contractual minimum guarantees. The decline at Studio Entertainment was due to higher film cost write-downs, a lower performing slate of titles in the theatrical markets and a decline in DVD unit sales.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
     Diluted earnings per share increased 12% to $0.37 in the current quarter. Current quarter results included gains of $70 million ($44 million after-tax or $0.02 per share) related to the sales of a cable television equity investment in Spain and of Discover Magazine. Prior-year quarter results included a $24 million benefit from the favorable resolution of certain income tax matters, partially offset by restructuring and impairment charges related to the sale of The Disney Store North America totaling $17 million ($11 million after-tax), which had a net aggregate favorable impact of $0.01 per share.
SEASONALITY
     The Company’s businesses are subject to the effects of seasonality. Consequently, the operating results for the quarter ended December 31, 2005 for each business segment, and for the Company as a whole, are not necessarily indicative of results to be expected for the full year.
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
     Studio Entertainment revenues fluctuate based upon the timing of theatrical motion picture, home entertainment (DVD) and television releases. Release dates for theatrical, home entertainment and television products are determined by several factors, including timing of vacation and holiday periods and competition in the market.
     Consumer Products revenues are influenced by seasonal consumer purchasing behavior and the timing of animated theatrical releases.
BUSINESS SEGMENT RESULTS
     The Company evaluates the performance of its operating segments based on segment operating income, which is shown below along with segment revenues:

	Quarter Ended
	December 31,	January 1,
(in millions)	2005	2005	Change

Revenues:
Media Networks	$3,674	$3,461	6%
Parks and Resorts	2,402	2,118	13%
Studio Entertainment	2,045	2,362	(13)
Consumer Products	733	725	1%

	$8,854	$8,666	2%

Segment operating income (1):
Media Networks	$606	$565	7%
Parks and Resorts	375	249	51%
Studio Entertainment	128	323	(60)%
Consumer Products	270	230	17%

	$1,379	$1,367	1%

(1)	Beginning in the first quarter of fiscal 2006, segment operating income includes equity in the income of investees. Results from the first quarter of fiscal 2005 have been reclassified to conform to the current year presentation. In the Business Segment Results discussion, equity in the income of investees is included in segment operating income, but does not affect segment revenues or costs and expenses.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
     The following table reconciles segment operating income to income before income taxes and minority interests.

	Quarter Ended
	December 31,	January 1,
	2005	2005	Change
(in millions)
Segment operating income	$1,379	$1,367	1%
Corporate and unallocated shared expenses	(104)	(124)	(16)%
Amortization of intangible assets	(3)	(2)	50%
Gains on sale of equity investment and business	70	—	nm
Restructuring and impairment charges	—	(17)	nm
Net interest expense	(163)	(140)	16%

Income before income taxes and minority interests	$1,179	$1,084	9%

     Depreciation expense is as follows:

	Quarter Ended
	December 31,	January 1,
	2005	2005	Change
(in millions)
Media Networks
Cable Networks	$20	$17	18%
Broadcasting	25	26	(4)%

Total Media Networks	45	43	5%

Parks and Resorts
Domestic	209	186	12%
International	68	50	36%

Total Parks and Resorts	277	236	17%

Studio Entertainment	5	5	—
Consumer Products	5	6	(17)%

Segment depreciation expense	332	290	14%
Corporate and unallocated	34	34	—

Total depreciation expense	$366	$324	13%

     Segment depreciation expense is included in segment operating income and corporate depreciation expense is included in corporate and unallocated shared expenses.
Media Networks
     The following table provides supplemental revenue and segment operating income detail for the Media Networks segment:

	Quarter Ended
	December 31,	January 1,
	2005	2005	Change
(in millions)
Revenues:
Cable Networks	$1,865	$1,807	3%
Broadcasting	1,809	1,654	9%

	$3,674	$3,461	6%

Segment operating income:
Cable Networks	$372	$440	(15)%
Broadcasting	234	125	87%

	$606	$565	7%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Revenues
     Media Networks revenues increased 6%, or $213 million, to $3.7 billion, consisting of a 9% increase, or $155 million, at Broadcasting and a 3% increase, or $58 million, at the Cable Networks.
     Increased Broadcasting revenues were primarily due to growth at the ABC Television Network. The growth at the ABC Television Network was driven by higher primetime advertising revenues resulting from strong upfront sales and continued strength in ratings. This growth was partially offset by lower sports revenues as the prior-year quarter included revenues from Bowl Championship Series (BCS) games, whereas the BCS games this year aired in the second quarter of fiscal 2006.
     Increased Cable Networks revenues were driven by growth of $88 million from advertising revenues, partially offset by a decrease of $44 million from cable and satellite operators. The increase in advertising revenues was driven by higher rates and volume at ESPN. Revenues from cable and satellite operators are generally derived from fees charged on a per subscriber basis. The decrease in the current quarter was driven by an increase in deferred revenues at ESPN related to annual programming commitments, partially offset by higher rates at ESPN. The deferred revenues are expected to be recognized in the second half of the year.
     The Company’s contractual arrangements with cable and satellite operators are renewed or renegotiated from time to time in the ordinary course of business, and certain of these arrangements are currently in negotiation. Consolidation in the cable and satellite distribution industry and other factors may adversely affect the Company’s ability to obtain and maintain contractual terms for the distribution of its various cable and satellite programming services that are as favorable as those currently in place. If this were to occur, revenues from Cable Networks could increase at slower rates than in the past or could stabilize or decline. Certain of the Company’s existing contracts with cable and satellite operators as well as contracts in negotiation include annual programming commitments. In these cases, revenue subject to the commitment is deferred until the annual commitments are satisfied which generally results in revenue shifting from the first half of the year to the second half. During the quarter, the Company deferred net revenues of $122 million related to these commitments compared to a net deferral of $17 million in the prior-year quarter. The increase in the deferred net revenues was principally due to annual programming commitments in new affiliate contracts signed subsequent to the beginning of the prior fiscal year.
Costs and Expenses
     Costs and expenses, which consist primarily of programming rights costs, production costs, distribution and marketing expenses, labor costs and general and administrative costs, increased 5%, or $158 million, to $3.2 billion consisting of an 8% increase, or $112 million, at the Cable Networks and a 3% increase, or $46 million, at Broadcasting. The increase at Cable Networks was driven by higher costs at ESPN and ABC Family Channel. Higher costs at ESPN were primarily due to higher production expenses, increased costs for new business initiatives (including ESPN branded mobile phone service) and higher general and administrative expenses. Higher costs at ABC Family Channel were primarily due to higher programming and marketing costs. The increase at Broadcasting was due to a higher volume of primetime drama series produced, partially offset by lower sports rights costs as the prior-year quarter included the Bowl Championship Series (BCS) games, whereas the BCS games this year aired in the second quarter of fiscal 2006.
Sports Programming Costs
     The Company has various contractual commitments for the purchase of television rights for sports and other programming, including the NFL, MLB, NASCAR, NBA and various college football and basketball conferences and football bowl games. The costs of these contracts have increased significantly in recent years. We enter into these contractual commitments with the expectation that, over the life of the contracts, revenue from advertising during the programming and affiliate fees will exceed the costs of the programming. While contract costs may initially exceed incremental revenues and negatively impact operating income, it is our expectation that the combined value to our networks from all of these contracts will result in long-term benefits. The actual impact of these contracts on the Company’s results over the term of the contracts is dependent upon a number of factors, including the strength of advertising markets, effectiveness of marketing efforts and the size of viewer audiences.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Segment Operating Income
     Segment operating income increased 7%, or $41 million, to $606 million for the quarter due to an increase of $109 million at Broadcasting, partially offset by a decrease of $68 million at the Cable Networks. The increase at Broadcasting was driven by improved primetime advertising revenues at the ABC Television Network. The decrease at Cable Networks reflected increased revenue deferrals of $105 million at ESPN resulting from annual programming commitments associated with new affiliate contracts and higher costs at ESPN and ABC Family Channel.
Parks and Resorts
Revenues
     Revenues at Parks and Resorts increased 13%, or $284 million, to $2.4 billion, primarily due to increases of $235 million at our domestic resorts and an increase of $49 million at our partially-owned international resorts.
Domestic Resorts
     At our domestic resorts, increased revenues were primarily due to increased guest spending and attendance, continued strong sales at Disney’s Vacation Club and higher hotel occupancy. Higher guest spending was driven by increased ticket prices and merchandise sales at the theme parks and a higher average daily hotel room rate. Increased attendance and occupancy for the quarter was driven by the celebration of the 50th anniversary of Disneyland at both domestic resorts, which is planned to conclude in late 2006.
     Across our domestic theme parks, attendance increased 9% and per capita theme park guest spending increased by 7%. Attendance at the Walt Disney World Resort increased 5% while per capita theme park guest spending increased 3%. At the Disneyland Resort, both attendance and per capita theme park guest spending increased 18%. Operating statistics for our domestic hotel properties are as follows:

	East Coast Resorts		West Coast Resorts		Total Domestic Resorts
	Quarter Ended		Quarter Ended		Quarter Ended
	December 31,	January 1,	December 31,	January 1,	December 31,	January 1,
	2005	2005	2005	2005	2005	2005
Occupancy	83%	82%	96%	90%	84%	83%
Available Room Nights (in thousands)	2,198	2,179	202	202	2,400	2,381
Per Room Guest Spending	$212	$195	$282	$254	$219	$201
     Per room guest spending consists of the average daily hotel room rate as well as guest spending on food, beverages and merchandise at the hotels.
International Resorts
     Revenue growth at our international resorts reflected the first full quarter of theme park operations at Hong Kong Disneyland and increased attendance, guest spending and hotel occupancy at Euro Disney, partially offset by the unfavorable impact of foreign currency translation at Euro Disney as a result of the strengthening of the U.S. dollar against the Euro.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Costs and Expenses
     Costs and expenses increased 8%, or $158 million, to $2.0 billion, driven by higher operating expenses at the domestic resorts due to increased volumes and costs associated with new guest offerings, such as Disney’s Magical Express at the Walt Disney World Resort and new attractions for the 50th anniversary celebrations. In addition, higher costs reflected the first full quarter of theme park operations at Hong Kong Disneyland, partially offset by the favorable impact of foreign currency translation adjustments at Euro Disney.
Segment Operating Income
     Segment operating income increased 51%, or $126 million, to $375 million. Operating income growth reflected increases at both our domestic resorts, led by the on-going success of the 50th anniversary celebration at Disneyland, and our partially-owned international resorts.
Studio Entertainment
Revenues
     Revenues decreased 13%, or $317 million, to $2.0 billion driven by decreases of $201 million in worldwide home entertainment, $115 million in worldwide theatrical motion picture distribution and $44 million in television distribution.
     Lower worldwide home entertainment revenues were primarily due to a decline in DVD unit sales resulting from fewer strong performing titles in the current quarter. Significant current quarter titles included Cinderella Platinum Release, Herbie: Fully Loaded, and Miyazaki’s Howl’s Moving Castle in Japan, while the prior-year quarter titles included Aladdin Platinum Release, Princess Diaries 2: Royal Engagement and King Arthur.
     The decrease in worldwide theatrical motion picture distribution revenues was driven by the lack of domestic Miramax theatrical releases and a lower performing slate of titles versus the prior-year slate. Current quarter titles included The Chronicles of Narnia: The Lion, The Witch and The Wardrobe and Chicken Little, while the prior-year quarter titles included Disney/Pixar’s The Incredibles and National Treasure.
     Lower television distribution revenues were primarily due to a decrease in domestic pay television as a result of a fewer strong performing titles. Current quarter domestic pay television titles included The Pacifier and National Treasure, while the prior-year quarter titles included Scary Movie 3, Brother Bear, Miracle and Cold Mountain. In addition, domestic free television revenues decreased due to fewer titles in the current quarter.
Costs and Expenses
     Costs and expenses, which consist primarily of production cost amortization, distribution and selling expenses, product costs and participation costs, decreased 6%, or $122 million. Lower costs and expenses were driven by decreases in worldwide home entertainment and worldwide theatrical motion picture distribution, partially offset by higher film cost write-downs.
     The decline in costs and expenses at worldwide home entertainment was primarily due to lower distribution costs and production cost amortization as a result of decreased unit sales. Lower costs in worldwide theatrical motion picture distribution were driven by lower distribution expenses primarily due to the lack of domestic Miramax theatrical releases in the current quarter, partially offset by an increased number of titles in release in international markets and timing of marketing expenses.
Segment Operating Income
     Segment operating income decreased 60%, or $195 million, to $128 million, due to declines in worldwide theatrical motion picture distribution, domestic home entertainment and television distribution, partially offset by an increase in international home entertainment.
     Worldwide theatrical motion picture distribution results decreased for the current quarter primarily due to a lower performing slate of titles, including film cost write-downs. The decline in domestic home entertainment was primarily due to a decline in unit sales resulting from fewer strong performing titles. The decline in television distribution was primarily due to fewer strong performing titles in domestic pay television and fewer available titles in domestic free

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
television. The increase in international home entertainment was driven by the success of Miyazaki’s Howl’s Moving Castle and Cinderella Platinum release.
Consumer Products
Revenues
     Revenues for the quarter increased 1%, or $8 million, to $733 million, which reflects an increase of $82 million in sales at Buena Vista Games, partially offset by a decrease of $80 million due to the sale of The Disney Store North America chain in the first quarter of fiscal 2005.
     Sales growth at Buena Vista Games was due to newly released Disney published titles based on The Chronicles of Narnia: The Lion, The Witch and The Wardrobe, Chicken Little and Tim Burton’s The Nightmare Before Christmas.
Costs and Expenses
     Costs and expenses decreased 6%, or $32 million, to $467 million, driven by a decrease due to the sale of The Disney Stores North America chain, partially offset by an increase related to higher costs of goods sold, marketing, and product development spending at Buena Vista Games.
Segment Operating Income
     Segment operating income increased 17%, or $40 million, to $270 million, primarily due to the performance at Buena Vista Games and the recognition of contractual minimum guarantee revenues at Publishing and Merchandise Licensing.
CORPORATE AND OTHER NON-SEGMENT ITEMS
Corporate and Unallocated Shared Expenses
     Corporate and unallocated shared expenses are as follows:

	Quarter Ended
	December 31,	January 1,
(in millions)	2005	2005	Change
Corporate and unallocated shared expenses	$(104)	$(124)	(16)%
     Corporate and unallocated shared expenses decreased 16%, or $20 million, to $104 million for the quarter reflecting timing of expenses in a number of administrative departments.
Net Interest Expense
     Net interest expense is as follows:

	Quarter Ended
	December 31,	January 1,
(in millions)	2005	2005	Change
Interest expense	$(181)	$(162)	12%
Interest and investment income	18	22	(18)%

Net interest expense	$(163)	$(140)	16%

     Net interest expense increased 16%, or $23 million, to $163 million driven by higher interest expense at Hong Kong Disneyland. During the prior-year quarter, Hong Kong Disneyland’s interest expense was capitalized prior to the park opening in September 2005.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Effective Income Tax Rate

	Quarter Ended
	December 31,	January 1,
	2005	2005	Change
Effective Income Tax Rate	36.4%	34.3%	2.1ppt
     The increase in the effective income tax rate from 34.3% to 36.4% for the current quarter was primarily due to the release of $24 million of tax reserves as a result of the favorable resolution of certain tax matters in the prior-year quarter. Excluding this benefit, the effective income tax rate was 36.5% for the prior-year quarter.
POTENTIAL DILUTION FROM EQUITY BASED COMPENSATION
     Fully diluted shares outstanding and diluted earnings per share include the effect of in-the-money equity based compensation calculated based on the average share price for the period and assumes conversion of the Company’s convertible senior notes. The dilution from equity based compensation increases as the Company’s share price increases, as shown below:

	Total
	In-the-Money
Average	Options and	Incremental	Percentage of	Hypothetical
Disney	Restricted	Diluted	Average Shares	Q1 2006
Share Price	Stock Units	Shares (1)	Outstanding	EPS Impact (3)

$24.55	95 million	—(2)	—	$0.000

30.00	159 million	11 million	0.55%	(0.002)
40.00	216 million	36 million	1.80%	(0.007)
50.00	223 million	53 million	2.65%	(0.010)

(1)	Represents the incremental impact on fully diluted shares outstanding assuming the average share prices indicated, using the treasury stock method. Under the treasury stock method, the proceeds that would be received from all in-the-money equity based compensation are assumed to be used to repurchase shares.

(2)	Fully diluted shares outstanding for the quarter ended December 31, 2005 total 1,999 million and include the dilutive impact of in-the-money equity based compensation at the average share price for the period of $24.55 and assume conversion of the convertible senior notes. At the average share price of $24.55, the dilutive impact of equity based compensation was 14 million shares for the quarter.

(3)	Based upon Q1 2006 earnings of $734 million, or $0.37 diluted earnings per share.
FINANCIAL CONDITION
     Cash and cash equivalents decreased by $28 million during the quarter ended December 31, 2005. The change in cash and cash equivalents is as follows:

	Quarter Ended
	December 31,	January 1,
(in millions)	2005	2005	Change
Cash provided by operations	$579	$156	$423
Cash used by investing activities	(109)	(239)	130
Cash (used by) provided by financing activities	(374)	207	(581)

Increase in cash and cash equivalents	$96	$124	$(28)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Operating Activities
     Cash provided by operations increased $423 million to $579 million, primarily due to the timing of collections of advertising receivables at Media Networks, lower net investment in films and higher cash distributions from equity investees. These increases were partially offset by the timing of payments for accounts payable and accrued expenses.
Film and Television Costs
     The Company’s Studio Entertainment and Media Networks segments incur costs to acquire and produce television and feature film programming. Film and television production costs include all internally produced content such as live action and animated feature films, animated direct-to-video programming, television series, television specials, theatrical stage plays or other similar product. Programming costs include film or television product licensed for a specific period from third parties for airing on the Company’s broadcast, cable networks and television stations. Programming assets are generally recorded when the programming becomes available to us with a corresponding increase in programming liabilities. Accordingly, we analyze our programming assets net of the related liability.
     The Company’s film and television production and programming activity for the quarters ended December 31, 2005 and January 1, 2005 are as follows:

	Quarter Ended
	December 31,	January 1,
(in millions)	2005	2005
Beginning balances:
Production and programming assets	$5,937	$6,422
Programming liabilities	(1,083)	(939)

	4,854	5,483

Spending:
Film and television production	746	732
Broadcast programming	1,594	1,574

	2,340	2,306

Amortization:
Film and television production	(925)	(828)
Broadcast programming	(1,421)	(1,390)

	(2,346)	(2,218)

Change in film and television production and programming costs	(6)	88
Other non-cash activity	(2)	(22)
Ending balances:
Production and programming assets	5,936	6,778
Programming liabilities	(1,090)	(1,229)

	$4,846	$5,549

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Investing Activities
     During the quarter ended December 31, 2005, the Company invested $203 million in parks, resorts and other properties as follows:

	Quarter Ended
	December 31,	January 1,
(in millions)	2005	2005
Media Networks	$23	$33
Parks and Resorts
Domestic	94	144
International	66	147

Total Parks and Resorts	160	291

Studio Entertainment	9	8
Consumer Products	2	1
Corporate and unallocated	9	14

	$203	$347

     Capital expenditures for the Parks and Resorts segment are principally for theme park and resort expansion, new rides and attractions and recurring capital and capital improvements. The decrease in capital expenditures is primarily due to lower spending at Hong Kong Disneyland reflecting substantial completion of the initial phase of the park in late fiscal 2005, as well as lower spending at our domestic theme parks on new guest attractions, including those related to the Disneyland 50th anniversary celebrations.
Financing Activities
     Cash used in financing activities during the quarter ended December 31, 2005 of $374 million primarily reflected share repurchases, partially offset by net borrowings.
     During the quarter ended December 31, 2005, the Company’s borrowing activity is as follows:

	October 1,			Other	December 31,
(in millions)	2005	Additions	Payments	Activity	2005
Commercial paper borrowings	$754	$967	$—	$—	$1,721
U.S. medium-term notes	5,849	—	(300)	—	5,549
Convertible senior notes	1,323	—	—	—	1,323
Other U.S. dollar denominated debt	305	—	—	—	305
Privately placed debt	158	—	—	—	158
European medium-term notes	213	—	—	—	213
Preferred stock	363	—	—	(2)	361
Capital Cities/ABC debt	186	—	—	—	186
Film financing arrangements	75	51	—	2	128
Other	288	—	—	(13)	275
Euro Disney borrowings	2,036	—	—	(13)	2,023
Hong Kong Disneyland borrowings	917	34	—	10	961

Total	$12,467	$1,052	$(300)	$(16)	$13,203

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
     The Company’s bank facilities are as follows:

	Committed	Capacity	Unused
(in millions)	Capacity	Used	Capacity
Bank facilities expiring 2009	$2,250	$215	$2,035
Bank facilities expiring 2010	2,250	—	2,250

Total	$4,500	$215	$4,285

     These bank facilities allow for borrowings at LIBOR-based rates plus a spread, which depends on the Company’s public debt rating and can range from 0.175% to 0.575%. As of December 31, 2005, the Company had not borrowed under these bank facilities. The Company also has the ability to issue up to $500 million of letters of credit under the facility expiring in 2009, which if utilized, reduces available borrowing. As of December 31, 2005, $215 million of letters of credit had been issued under this facility.
     The Company expects to use commercial paper borrowings up to the amount of its above unused bank facilities, in conjunction with term debt issuance and operating cash flow, to retire or refinance other borrowings before or as they come due.
     The Company declared a $519 million dividend ($0.27 per share) on December 1, 2005 related to fiscal 2005, which was paid on January 6, 2005 to shareholders of record on December 12, 2005. The Company paid a $490 million dividend ($0.24 per share) during the second quarter of fiscal 2005 related to fiscal 2004.
     During the current quarter, the Company repurchased 49 million shares of Disney common stock for approximately $1.2 billion. As of December 31, 2005, the Company had authorization in place to repurchase approximately 175 million additional shares. In January 2006, the Company’s Board of Directors increased the repurchase authorization to a total of 400 million shares. The repurchase program does not have an expiration date.
     We believe that the Company’s financial condition is strong and that its cash balances, other liquid assets, operating cash flows, access to debt and equity capital markets and borrowing capacity, taken together, provide adequate resources to fund ongoing operating requirements and future capital expenditures related to the expansion of existing businesses and development of new projects. However, the Company’s operating cash flow and access to the capital markets can be impacted by macroeconomic factors outside of its control. In addition to macroeconomic factors, the Company’s borrowing costs can be impacted by short and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on the Company’s performance as measured by certain credit metrics such as interest coverage and leverage ratios. As of December 31, 2005, Moody’s Investors Service’s long and short-term debt ratings for the Company were Baal and P-2, respectively, with positive outlook for the long-term rating; and Standard & Poor’s long and short-term debt ratings for the Company were A- and A-2, respectively, with stable outlook. On January 23, 2006, Moody’s placed the Company’s long-term ratings on review for upgrade. The Company’s bank facilities contain only one financial covenant, relating to interest coverage, which the Company met on December 31, 2005, by a significant margin. The Company’s bank facilities also specifically exclude certain entities, including Euro Disney and Hong Kong Disneyland, from any representations, covenants or events of default.
     Hong Kong Disneyland is subject to financial covenants under its loan agreements. Euro Disney has covenants under its debt agreements that limit its investing and financing activities. Beginning with fiscal year 2006, Euro Disney must meet financial performance covenants that will necessitate earnings growth which management expects will be realized in part by the success of new attractions, the first of which is planned to open in Spring 2006. Management currently expects operating results to be sufficient to meet these covenants. There can be no assurance that the new attractions at Euro Disney or other factors will have the expected impact on performance or that the foregoing financial covenants for either park will otherwise be met at any given time in the future.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
COMMITMENTS AND CONTINGENCIES
Legal and Tax Matters
     As disclosed in the Notes 11 and 12 to the Condensed Consolidated Financial Statements the Company has exposure for certain legal and tax matters.
Contractual Commitments and Guarantees
     See Note 11 to the Condensed Consolidated Financial Statements for information regarding the Company’s contractual commitments and guarantees.
OTHER MATTERS
Accounting Policies and Estimates
     We believe that the application of the following accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management. For a summary of our significant accounting policies, including the accounting policies discussed below, see Note 2 of the Consolidated Financial Statements in the 2005 Annual Report.
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
Revenue Recognition
     The Company has revenue recognition policies for its various operating segments, which are appropriate to the circumstances of each business. See Note 2 of the Consolidated Financial Statements in the 2005 Annual Report for a summary of these revenue recognition policies.
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
Pension and Postretirement Benefit Plan Actuarial Assumptions
     The Company’s pension and postretirement medical benefit obligations and related costs are calculated using actuarial concepts, within the framework of Statement of Financial Accounting Standards No. 87 Employer’s Accounting for Pensions and Statement of Financial Accounting Standards No. 106, Employer’s Accounting for Postretirement Benefits Other than Pensions, respectively. Two critical assumptions, the discount rate and the expected return on plan assets, are important elements of expense and/or liability measurement. We evaluate these critical assumptions annually. Refer to 2005 Annual Report for estimated impacts of changes in these assumptions. Other assumptions include the healthcare cost trend rate and employee demographic factors such as retirement patterns, mortality, turnover and rate of compensation increase.
     The discount rate enables us to state expected future cash payments for benefits as a present value on the measurement date. The guideline for setting this rate is a high-quality long-term corporate bond rate. A lower discount rate increases the present value of benefit obligations and increases pension expense. The assumed discount rate for pension plans reflects the market rates for high-quality corporate bonds currently available. The Company’s discount rate was determined by considering the average of pension yield curves constructed of a large population of high-quality corporate bonds. The resulting discount rate reflects the matching of plan liability cash flows to the yield curves.
     To determine the expected long-term rate of return on the plan assets, we consider the current and expected asset allocation, as well as historical and expected returns on each plan asset class. A lower expected rate of return on pension plan assets will increase pension expense.
Goodwill, Intangible Assets, Long-lived Assets and Investments
     Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142) requires that goodwill and other intangible assets be tested for impairment on an annual basis. We completed our impairment testing as of October 1, 2005 and determined that there were no impairment losses related to goodwill and other intangible assets prior to the implementation of Emerging Issues Task Force Topic D-108, Use of the Residual Method to Value Acquired Assets Other than Goodwill (EITF D-108), as described in Note 2 of the Consolidated Financial Statements in the 2005 Annual Report. In assessing the recoverability of goodwill and other intangible assets, market values and projections regarding estimated future cash flows and other factors are used to determine the fair value of the respective assets. If these estimates or related projections change in the future, we may be required to record impairment charges for these assets.
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
     SFAS 142 requires the Company to compare the fair value of an indefinite-lived intangible asset to its carrying amount. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized. Fair values for indefinite-lived intangible assets are determined based on discounted cash flows, market multiples or appraised values as appropriate.
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
Contingencies and Litigation
     We are currently involved in certain legal proceedings and, as required, have accrued estimates of the probable and estimable losses for the resolution of these claims. These estimates have been developed in consultation with outside counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings. See Note 11 to the Condensed Consolidated Financial Statements for more detailed information on litigation exposure.
Income Tax Audits
     As a matter of course, the Company is regularly audited by federal, state and foreign tax authorities. From time to time, these audits result in proposed assessments. The Company believes that its tax positions comply with applicable tax law and has adequately provided for any reasonably foreseeable potential assessments. Accordingly, the Company does not anticipate any material earnings impact from any such assessments. During the prior-year quarter, there was a favorable resolution of an income tax matter that resulted in a $24 million tax reserve release.
Stock Option Compensation Expense
     Compensation expense for stock options is estimated on the grant date using a Black-Scholes option-pricing model. The weighted average assumptions used in the Black-Scholes model were 4.75 and 6.0 years for the expected term and 27% and 40% for the expected volatility for the quarters ended December 31, 2005 and January 1, 2005, respectively. Future expense amounts for any particular quarterly or annual period could be affected by changes in our assumptions or changes in market conditions.
     The weighted average expected option term for 2006 reflects the application of the simplified method set out in SEC Staff Accounting Bulletin No. 107 (SAB 107), which was issued in March 2005. The simplified method defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches.
     Estimated volatility for fiscal 2006 also reflects the application of SAB 107 interpretive guidance and, accordingly, incorporates historical and implied share-price volatility, with implied volatility derived from exchange traded options on the Company’s common stock and other traded financial instruments, such as the Company’s convertible debt. See Note 10 to the Consolidated Financial Statements in the 2005 Annual Report for more detailed information.

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
     Based on their evaluation as of December 31, 2005, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
     Since our Form 10-K filing for the year ended October 1, 2005, developments identified below occurred in the following legal proceedings. For information on certain other legal proceedings, see Note 11 to the Condensed Consolidated Financial Statements included in this report.
     Milne and Disney Enterprises, Inc. v. Stephen Slesinger, Inc. On November 5, 2002, Clare Milne, the granddaughter of A. A. Milne, author of the Winnie the Pooh books, and the Company’s subsidiary Disney Enterprises, Inc. (DEI) filed a complaint against Stephen Slesinger, Inc. (SSI) in the United States District Court for the Central District of California. On November 4, 2002, Ms. Milne served notices to SSI and DEI terminating A. A. Milne’s prior grant of rights to Winnie the Pooh, effective November 5, 2004, and granted all of those rights to DEI. In their lawsuit, Ms. Milne and DEI seek a declaratory judgment, under United States copyright law, that Ms. Milne’s termination notices were valid; that SSI’s rights to Winnie the Pooh in the United States terminated effective November 5, 2004; that upon termination of SSI’s rights in the United States, the 1983 licensing agreement that is the subject of the Stephen Slesinger, Inc. v. The Walt Disney Company lawsuit terminated by operation of law; and that, as of November 5, 2004, SSI was entitled to no further royalties for uses of Winnie the Pooh. SSI filed (a) an answer denying the material allegations of the complaint and (b) counterclaims seeking a declaration that (i) Ms. Milne’s grant of rights to DEI is void and unenforceable and (ii) DEI remains obligated to pay SSI royalties under the 1983 licensing agreement. SSI also filed a motion to dismiss the complaint or, in the alternative, for summary judgment. Subsequently, the Court ruled that Milne’s termination notices are invalid and dismissed SSI’s counterclaims as moot. Following further motions SSI filed an amended answer and counterclaims and a third-party complaint against Harriet Hunt (heir to E. H. Shepard, illustrator of the original Winnie the Pooh stories), who had served a notice of termination and a grant of rights similar to Ms. Milne’s. By order dated August 3, 2004, the Court granted SSI leave to amend its answer to assert counterclaims against the Company allegedly arising from the Milne and Hunt terminations and the grant of rights to DEI for (a) unlawful and unfair business practices; and (b) breach of the 1983 licensing agreement. In November 2004, the District Court granted a motion by Milne to dismiss her complaint for the purpose of obtaining a final appealable order of dismissal, so as to permit her appeal to the Court of Appeals to proceed. Following oral argument, the Court, on December 8, 2005, affirmed the trial court’s grant of summary judgment in favor of SSI and against Milne, whose motion for a hearing en banc was denied on January 19, 2006.
     Management believes that it is not currently possible to estimate the impact, if any, that the ultimate resolution of this and previously disclosed matters will have on the Company’s results of operations, financial position or cash flows.

PART II. OTHER INFORMATION (continued)
     The Company, together with, in some instances, certain of its directors and officers, is a defendant or co-defendant in various other legal actions involving copyright, breach of contract and various other claims incident to the conduct of its businesses. Management does not expect the Company to suffer any material liability by reason of such actions.
ITEM 1A. Risk Factors
     The Private Securities Litigation Reform Act of 1995 (the Act) provides a safe harbor for “forward-looking statements” made by or on behalf of the Company. We may from time to time make written or oral statements that are “forward-looking” including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to our shareholders. All forward-looking statements are made on the basis of management’s views and assumptions regarding future events and business performance as of the time the statements are made and the Company does not undertake any obligation to update its disclosure relating to forward looking matters. Actual results may differ materially from those expressed or implied. Such differences may result from actions taken by the Company, including restructuring or strategic initiatives (including capital investments or asset acquisitions or dispositions), as well as from developments beyond the Company’s control, including: adverse weather conditions or natural disasters; health concerns; international, political or military developments; technological developments; and changes in domestic and global economic conditions, competitive conditions and consumer preferences. Such developments may affect travel and leisure businesses generally and may, among other things, affect the performance of the Company’s theatrical and home entertainment releases, the advertising market for broadcast and cable television programming, expenses of providing medical and pension benefits, demand for our products and performance of some or all company businesses either directly or through their impact on those who distribute our products. Additional factors are set forth below and in the 2005 Annual Report under the Item 1A, “Risk Factors.”
      On January 24, 2006, the Company entered into an agreement to acquire Pixar in an all-stock transaction, which is expected to be completed by this summer. Under terms of the agreement, the Company will issue 2.3 shares of the Company's common stock in exchange for each share of Pixar's common stock and expects to issue approximately 274.4 million shares in connection with the transaction. As of January 23, 2006, the transaction value was $7.4 billion, based on Pixar's fully diluted shares outstanding and the Company's closing share price of $25.52 on that date. The Company expects that the transaction initially will result in lower earnings per share than would have been earned by the Company in the absence of the transaction. In addition, the issuance of shares in connection with the transaction will decrease the aggregate voting power of the Company's pre-transaction shareholders. The Company expects that over time the transaction will yield benefits to the Company such that the transaction will ultimately be accretive to earnings per share. However, there can be no assurance that the increase in earnings per share expected in the longer term will be achieved. In order to achieve increases in earnings per share as a result of the acquisition, the Company will, among other things, need to effectively continue the successful operations of Pixar after the acquisition, develop successful sequels to prior Pixar productions, and improve the overall performance of the Disney feature animation business.

     PART II. OTHER INFORMATION (continued)
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended December 31, 2005:

			Total
			Number of	Maximum
			Shares	Number of
			Purchased as	Shares that
			Part of	May Yet Be
	Total		Publicly	Purchased
	Number of	Average	Announced	Under the
	Shares	Price Paid	Plans or	Plans or
Period	Purchased(1)	per Share	Programs	Programs(2)
October 2, 2005 — November 1, 2005	28,499,944	$23.68	28,351,600	195 million
November 2, 2005 — December 1, 2005	18,183,666	$25.09	18,044,500	177 million
December 2, 2005 — December 31, 2005	2,389,157	$24.96	2,225,000	175 million

Total	49,072,767	$24.26	48,621,100	400 million

(1)	451,667 shares were purchased on the open market to provide shares to participants in the Walt Disney Investment Plan (WDIP) and Employee Stock Purchase Plan (ESPP). These purchases were not made pursuant to a publicly announced repurchase plan or program.

(2)	Under a share repurchase program most recently reaffirmed by the Company’s Board of Directors on April 21, 1998, and implemented effective June 10, 1998, the Company was authorized to repurchase up to 400 million shares of its common stock. As of December 31, 2005, the Company had authorization in place to repurchase approximately 175 million additional shares. In January 2006, the Company’s Board of Directors increased the repurchase authorization to a total of 400 million shares, and the total reflects this increased authorization. The repurchase program does not have an expiration date.

PART II. OTHER INFORMATION (continued)
ITEM 5. Other Information
     On February 3, 2006, The Walt Disney Company and Peter E. Murphy entered into an amendment of Mr. Murphy’s employment agreement, dated as of April 17, 2005. The amendment provides that services furnished by Mr. Murphy after April 1, 2006, shall be furnished on a full-time basis at $950,000 per annum rather than on a less than full-time basis at $500,000 per annum, as previously provided The change does not affect the overall amount of salary or salary equivalent payments to which Mr. Murphy is entitled under the agreement, because the agreement, which will terminate no later than April 1, 2007, provides that Mr. Murphy is entitled to receive a lump-sum payment upon termination of services (other than for cause) equal to $950,000 minus the total amount of all salary earned by him after April 1, 2006.
ITEM 6. Exhibits
     See Index of Exhibits.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WALT DISNEY COMPANY
(Registrant)
By:	/s/ THOMAS O. STAGGS
Thomas O. Staggs, Senior Executive Vice President and Chief Financial Officer

February 6, 2006
Burbank, California

INDEX OF EXHIBITS

Document Incorporated by Reference
Number and Description of Exhibit		from a Previous Filing or Filed
(Numbers Coincide with Item 601 of Regulation S-K)		Herewith, as Indicated below
2(a)	Agreement and Plan of Merger, by and among The Walt Disney Company, Lux Acquisition Corp. and Pixar, dated as of January 24, 2006.	Exhibit 2.1 to the Current Report on Form 8-K of the Company filed January 26, 2006

10(a)	Voting Agreement by and between The Walt Disney Company and Mr. Steven P. Jobs, dated as of January 24, 2006	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed January 26, 2006

10(b)	Amendment dated February 3, 2006 to Employment Agreement dated April 19, 2005, between the Company and Peter Murphy	Filed Herewith

31(a)	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

31(b)	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32(a)	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished

32(b)	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished

*	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.