Form 10-Q
period 2006-04-01
WALT DISNEY CO/
filed 2006-05-09
CIK 1001039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 1, 2006	Commission File Number 1-11605

Incorporated in Delaware	I.R.S. Employer Identification No. 95-4545390
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
          Large accelerated filer      X                 Accelerated filer                             Non-accelerated filer
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
            YES                      NO     X
There were 2,194,828,823 shares of common stock outstanding as of May 5, 2006

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited; tabular dollars in millions, except for per share data)
5.Euro Disney and Hong Kong Disneyland
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
PART I. FINANCIAL INFORMATION
Item 3. Quantitative and Qualitative Disclosures about Market Risk. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
ITEM 1A. Risk Factors
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
ITEM 4. Submission of Matters to a Vote of Security Holders
ITEM 6. Exhibits
SIGNATURE
INDEX OF EXHIBITS
Exhibit 31(a)
Exhibit 31(b)
Exhibit 32(a)
Exhibit 32(b)

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited; in millions, except per share data)

	Quarter Ended		Six Months Ended

	April 1,	April 2,	April 1,	April 2,
	2006	2005	2006	2005

Revenues	$8,027	$7,829	$16,881	$16,495
Costs and expenses	(6,841)	(6,720)	(14,534)	(14,270)
Gains on sale of equity investment and business	—	—	70	—
Restructuring and impairment charges	—	(7)	—	(24)
Net interest expense	(145)	(90)	(308)	(230)
Equity in the income of investees	108	113	219	238

Income before income taxes and minority interests	1,149	1,125	2,328	2,209
Income taxes	(404)	(414)	(833)	(786)
Minority interests	(12)	(54)	(28)	(80)

Net income	$733	$657	$1,467	$1,343

Earnings per share:
Diluted	$0.37	$0.31	$0.74	$0.64

Basic	$0.38	$0.32	$0.76	$0.66

Weighted average number of common and common equivalent shares outstanding:
Diluted	1,990	2,114	1,994	2,109

Basic	1,924	2,044	1,932	2,043

See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited; in millions, except per share data)

	April 1,	October 1,
	2006	2005

ASSETS
Current assets
Cash and cash equivalents	$2,031	$1,723
Receivables	4,727	4,585
Inventories	643	626
Television costs	548	510
Deferred income taxes	749	749
Other current assets	965	652

Total current assets	9,663	8,845
Film and television costs	5,311	5,427
Investments	1,235	1,226
Parks, resorts and other property, at cost
Attractions, buildings and equipment	27,875	27,570
Accumulated depreciation	(13,086)	(12,605)

	14,789	14,965
Projects in progress	791	874
Land	1,139	1,129

	16,719	16,968
Intangible assets, net	2,712	2,731
Goodwill	16,985	16,974
Other assets	999	987

	$53,624	$53,158

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and other accrued liabilities	$5,095	$5,339
Current portion of borrowings	2,303	2,310
Unearned royalties and other advances	2,069	1,519

Total current liabilities	9,467	9,168
Borrowings	10,519	10,157
Deferred income taxes	2,399	2,430
Other long-term liabilities	4,115	3,945
Minority interests	1,174	1,248
Commitments and contingencies (Note 11)	—	—
Shareholders’ equity
Preferred stock, $.01 par value
Authorized – 100 million shares, Issued – none	—	—
Common stock, $.01 par value
Authorized – 3.6 billion shares, Issued – 2.2 billion shares at April 1, 2006 and October 1, 2005	13,782	13,288
Retained earnings	18,723	17,775
Accumulated other comprehensive loss	(577)	(572)

	31,928	30,491
Treasury stock, at cost, 259.9 million shares at April 1, 2006 and 192.8 million shares at October 1, 2005	(5,978)	(4,281)

	25,950	26,210

	$53,624	$53,158

See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in millions)

	Six Months Ended

	April 1,	April 2,
	2006	2005

OPERATING ACTIVITIES
Net income	$1,467	$1,343
Depreciation and amortization	726	656
Gains on sale of equity investment and business	(70)	—
Deferred income taxes	(103)	63
Equity in the income of investees	(219)	(238)
Cash distributions received from equity investees	226	157
Minority interests	28	80
Net change in film and television costs	160	(73)
Equity based compensation	187	180
Other	51	(225)
Changes in operating assets and liabilities:
Receivables	(124)	(667)
Inventories	(15)	(12)
Other assets	(17)	(64)
Accounts payable and other accrued liabilities	202	105
Income taxes	(318)	(177)

Cash provided by operations	2,181	1,128

INVESTING ACTIVITIES
Investments in parks, resorts and other property	(462)	(773)
Working capital proceeds from The Disney Stores North America sale	—	100
Proceeds from sale of equity investment and business	81	—
Other	(2)	(16)

Cash used by investing activities	(383)	(689)

FINANCING ACTIVITIES
Commercial paper borrowings, net	1,600	1,359
Borrowings	415	141
Reduction of borrowings	(1,678)	(1,643)
Dividends	(519)	(490)
Repurchases of common stock	(1,697)	(444)
Euro Disney equity offering	—	171
Equity partner contributions	52	60
Exercise of stock options and other	337	306

Cash used by financing activities	(1,490)	(540)

Increase (decrease) in cash and cash equivalents	308	(101)
Cash and cash equivalents, beginning of period	1,723	2,042

Cash and cash equivalents, end of period	$2,031	$1,941

See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)
1.      Principles of Consolidation
          These Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these Condensed Consolidated Financial Statements. Operating results for the quarter ended April 1, 2006 are not necessarily indicative of the results that may be expected for the year ending September 30, 2006. Certain reclassifications have been made in the fiscal 2005 financial statements to conform to the fiscal 2006 presentation.
          These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 1, 2005 (the 2005 Annual Report) and in the Company’s Current Report on Form 8-K dated February 16, 2006.
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
2.      Segment Information
          The operating segments reported below are the segments of the Company for which separate financial information is available and for which segment results are evaluated regularly by the Chief Executive Officer in deciding how to allocate resources and in assessing performance. Beginning with the first quarter of fiscal year 2006, the Company reports the performance of its operating segments including equity in the income of investees to align with how management now reports and measures segment performance for internal management purposes. Previously, equity in the income of investees was reported as a reconciling item between segment operating income and income before income taxes and minority interests. Results for the quarter and six months ended April 2, 2005 have been reclassified to conform to the current period presentation. Equity investees consist primarily of A&E Television Network, Lifetime Television and E! Entertainment Television, which are cable businesses included in the Media Networks segment.
          Equity in the income of investees by segment is as follows:

	Quarter Ended		Six Months Ended

	April 1,	April 2,	April 1,	April 2,
	2006	2005	2006	2005

Media Networks (1)	$101	$106	$208	$227
Parks and Resorts	1	—	1	—
Consumer Products	6	7	10	11

	$108	$113	$219	$238

(1)	Substantially all of these amounts relate to investments at Cable Networks.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

	Quarter Ended		Six Months Ended

	April 1,	April 2,	April 1,	April 2,
	2006	2005	2006	2005

Revenues (1):
Media Networks	$3,551	$3,008	$7,225	$6,469
Parks and Resorts	2,251	2,096	4,653	4,214
Studio Entertainment	1,774	2,260	3,819	4,622
Consumer Products	451	465	1,184	1,190

	$8,027	$7,829	$16,881	$16,495

Segment operating income (1):
Media Networks	$969	$806	$1,575	$1,371
Parks and Resorts	214	183	589	432
Studio Entertainment	147	241	275	564
Consumer Products	104	113	374	343

	$1,434	$1,343	$2,813	$2,710

(1)	The Studio Entertainment segment receives royalties on Consumer Products sales of merchandise based on certain Studio film properties. This intersegment revenue and operating income was $25 million and $34 million for the quarters ended April 1, 2006 and April 2, 2005, respectively, and $57 million and $53 million for the six months ended April 1, 2006 and April 2, 2005, respectively.
          A reconciliation of segment operating income to income before income taxes and minority interests is as follows:

	Quarter Ended		Six Months Ended

	April 1,	April 2,	April 1,	April 2,
	2006	2005	2006	2005

Segment operating income	$1,434	$1,343	$2,813	$2,710
Corporate and unallocated shared expenses	(138)	(118)	(242)	(242)
Amortization of intangible assets	(2)	(3)	(5)	(5)
Gains on sale of equity investment and business	—	—	70	—
Restructuring and impairment charges	—	(7)	—	(24)
Net interest expense	(145)	(90)	(308)	(230)

Income before income taxes and minority interests	$1,149	$1,125	$2,328	$2,209

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

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)
4.      Borrowings
          During the six months ended April 1, 2006, the Company’s borrowing activity was as follows:

	October 1,			Other	April 1,
	2005	Additions	Payments	Activity	2006

Commercial paper borrowings	$754	$1,600	$—	$—	$2,354
U.S. medium-term notes	5,849	—	(1,600)	—	4,249
Convertible senior notes	1,323	—	—	—	1,323
Other U.S. dollar denominated debt	305	—	—	—	305
Privately placed debt	158	—	(51)	—	107
European medium- term notes	213	88	—	—	301
Preferred stock	363	—	—	(5)	358
Capital Cities/ ABC debt	186	—	—	—	186
Film financing	75	195	(19)	2	253
Other	288	—	—	(32)	256
Euro Disney borrowings	2,036	—	—	16	2,052
Hong Kong Disneyland borrowings	917	132	(8)	37	1,078

Total	$12,467	$2,015	$(1,678)	$18	$12,822

          In February 2006, the Company amended its two bank facilities. The amendments included an extension of the maturity of one of the facilities from 2009 to 2011. In addition, the Company also increased the amount of letters of credit that can be issued to $800 million from $500 million under the facility expiring in 2011. Any letter of credit issuances reduce available borrowings. These bank facilities allow for borrowings at LIBOR-based rates plus a spread, which depends on the Company’s public debt rating and can range from 0.175% to 0.75%. As of April 1, 2006, the Company had not borrowed under these bank facilities although $208 million of letters of credit had been issued under the facility expiring in 2011. The capacity of these bank facilities remains $4.5 billion.
          The Company may use commercial paper borrowings up to the amount of its unused bank facilities, in conjunction with term debt issuance and operating cash flow, to retire or refinance other borrowings before or as they come due.
5.      Euro Disney and Hong Kong Disneyland
          In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46R, Consolidation of Variable Interest Entities (FIN 46). Pursuant to the provisions of FIN 46, the Company began consolidating Euro Disney and Hong Kong Disneyland’s balance sheets at the end of the Company’s second quarter of fiscal 2004 and the income and cash flow statements beginning with the third quarter of fiscal 2004.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)
          The following table presents a condensed consolidating balance sheet for the Company as of April 1, 2006, reflecting the impact of consolidating the balance sheets of Euro Disney and Hong Kong Disneyland.

	Before Euro	Euro Disney,
	Disney and	Hong Kong
	Hong Kong	Disneyland
	Disneyland	and
	Consolidation	Adjustments	Total

Cash and cash equivalents	$1,522	$509	$2,031
Other current assets	7,383	249	7,632

Total current assets	8,905	758	9,663
Investments	2,003	(768)	1,235
Fixed assets	12,305	4,414	16,719
Other assets	25,988	19	26,007

Total assets	$49,201	$4,423	$53,624

Current portion of borrowings	$2,302	$1	$2,303
Other current liabilities	6,672	492	7,164

Total current liabilities	8,974	493	9,467
Borrowings	7,390	3,129	10,519
Deferred income taxes and other long-term liabilities	6,381	133	6,514
Minority interest	506	668	1,174
Shareholders’ equity	25,950	—	25,950

Total liabilities and shareholders’ equity	$49,201	$4,423	$53,624

          The following table presents a condensed consolidating income statement of the Company for the quarter ended April 1, 2006, reflecting the impact of consolidating the income statements of Euro Disney and Hong Kong Disneyland.

	Before Euro
	Disney and	Euro Disney,
	Hong Kong	Hong Kong
	Disneyland	Disneyland and
	Consolidation	Adjustments	Total

Revenues	$7,722	$305	$8,027
Cost and expenses	(6,449)	(392)	(6,841)
Gains on sale of equity investment and business	—	—	—
Net interest expense	(105)	(40)	(145)
Equity in the income of investees	50	58	108

Income (loss) before income taxes and minority interests	1,218	(69)	1,149
Income taxes	(412)	8	(404)
Minority interests	(73)	61	(12)

Net income	$733	$—	$733

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)
          The following table presents a condensed consolidating income statement of the Company for the six months ended April 1, 2006, reflecting the impact of consolidating the income statements of Euro Disney and Hong Kong Disneyland.

	Before Euro
	Disney and	Euro Disney,
	Hong Kong	Hong Kong
	Disneyland	Disneyland and
	Consolidation	Adjustments	Total

Revenues	$16,172	$709	$16,881
Cost and expenses	(13,754)	(780)	(14,534)
Gains on sale of equity investment and business	70	—	70
Net interest expense	(236)	(72)	(308)
Equity in the income of investees	156	63	219

Income (loss) before income taxes and minority interests	2,408	(80)	2,328
Income taxes	(843)	10	(833)
Minority interests	(98)	70	(28)

Net income	$1,467	$—	$1,467

          The following table presents a condensed consolidating cash flow statement of the Company for the six months ended April 1, 2006, reflecting the impact of consolidating the cash flow statements of Euro Disney and Hong Kong Disneyland.

	Before Euro	Euro Disney,
	Disney and	Hong Kong
	Hong Kong	Disneyland
	Disneyland	and
	Consolidation	Adjustments	Total

Cash provided (used) by operations	$2,301	$(120)	$2,181
Investments in parks, resorts and other property	(342)	(120)	(462)
Other investing activities	44	35	79
Cash (used) provided by financing activities	(1,669)	179	(1,490)

Increase (decrease) in cash and cash equivalents	334	(26)	308
Cash and cash equivalents, beginning of period	1,188	535	1,723

Cash and cash equivalents, end of period	$1,522	$509	$2,031

6.      Pension and Other Benefit Programs
          The components of net periodic benefit cost are as follows:

	Pension Plans				Postretirement Medical Plans

	Quarter Ended		Six Months Ended		Quarter Ended		Six Months Ended

	April 1,	April 2,	April 1,	April 2,	April 1,	April 2,	April 1,	April 2,
	2006	2005	2006	2005	2006	2005	2006	2005

Service cost	$46	$34	$92	$68	$8	$8	$16	$16
Interest cost	56	58	112	116	15	15	30	30
Expected return on plan assets	(52)	(55)	(104)	(110)	(4)	(4)	(8)	(8)
Recognized net actuarial loss	35	15	70	30	11	8	22	16

Net periodic benefit cost	$85	$52	$170	$104	$30	$27	$60	$54

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)
          During the six months ended April 1, 2006, the Company made no contributions to the Company’s pension and postretirement medical plans. The Company anticipates making contributions of, at a minimum, $61 million to its pension and postretirement medical plans in fiscal 2006. The Company is considering additional fiscal 2006 discretionary pension plan contributions of approximately $300 million depending on how the funded status of those plans change and on the outcome of proposed changes to the funding regulations currently being considered by the United States Congress.
7.      Earnings Per Share
          Diluted earnings per share amounts are based upon the weighted average number of common and common equivalent shares outstanding during the period and are calculated using the treasury stock method for stock options and assuming conversion of the Company’s convertible senior notes. For the quarters ended April 1, 2006 and April 2, 2005, options for 93 million and 75 million shares, respectively, were excluded from the diluted earnings per share calculation as they were anti-dilutive. A reconciliation of net income and weighted average number of common and common equivalent shares outstanding for calculating diluted earnings per share is as follows:

	Quarter Ended		Six Months Ended

	April 1,	April 2,	April 1,	April 2,
	2006	2005	2006	2005

Net income	$733	$657	$1,467	$1,343
Interest expense on convertible senior notes (net of tax)	6	6	11	11

	$739	$663	$1,478	$1,354

Shares (in millions):
Weighted average number of common shares outstanding (basic)	1,924	2,044	1,932	2,043
Weighted average dilutive stock options	21	25	17	21
Assumed conversion of convertible senior notes	45	45	45	45

Weighted average number of common and common equivalent shares outstanding (diluted)	1,990	2,114	1,994	2,109

8.      Shareholders’ Equity
          The Company declared a $519 million dividend ($0.27 per share) on December 1, 2005 related to fiscal 2005, which was paid on January 6, 2006 to shareholders of record on December 12, 2005. The Company paid a $490 million dividend ($0.24 per share) during the second quarter of fiscal 2005 related to fiscal 2004.
          During the six months ended April 1, 2006, the Company repurchased 67 million shares of Disney common stock for approximately $1.7 billion, of which 18 million shares for approximately $0.5 billion were purchased in the second quarter. As of April 1, 2006, the Company had authorization in place to repurchase approximately 382 million additional shares. The repurchase program does not have an expiration date.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)
9.      Comprehensive Income
          Comprehensive income is as follows:

	Quarter Ended		Six Months Ended

	April 1,	April 2,	April 1,	April 2,
	2006	2005	2006	2005

Net income	$733	$657	$1,467	$1,343
Market value adjustments for investments and hedges	—	103	37	(34)
Foreign currency translation and other	2	(4)	(42)	54

Comprehensive income	$735	$756	$1,462	$1,363

          Accumulated other comprehensive loss is as follows:

	April 1,	October 1,
	2006	2005

Market value adjustments for investments and hedges	$68	$31
Foreign currency translation and other	64	106
Additional minimum pension liability adjustment	(709)	(709)

Accumulated other comprehensive loss	$(577)	$(572)

10.    Equity Based Compensation
          The impact of stock options and restricted stock units (RSUs) on net income is as follows:

	Quarter Ended		Six Months Ended

	April 1,	April 2,	April 1,	April 2,
	2006	2005	2006	2005

Stock option compensation expense	$63	$65	$121	$123
RSU compensation expense	33	38	66	57

Total equity based compensation expense	96	103	187	180
Tax impact	(36)	(38)	(70)	(66)

Reduction in net income, net of tax	$60	$65	$117	$114

          Unrecognized compensation cost related to outstanding and unvested stock options and RSUs totaled approximately $376 million and $348 million, respectively as of April 1, 2006.
          On January 9, 2006, the Company made its regular annual stock compensation grant which consisted of 19.6 million stock options and 10.2 million RSUs, of which 1.6 million RSUs included market-based performance conditions.
          Prior to the fiscal 2006 annual grant, the fair value of options granted was estimated on the grant date using the Black-Scholes option pricing model. Beginning with the fiscal 2006 annual grant, the Company has changed to the binomial valuation model. The binomial valuation model considers certain characteristics of fair value option pricing that are not considered under the Black-Scholes model. Similar to the Black-Scholes model, the binomial valuation model takes into account variables such as volatility, dividend yield, and the risk free interest rate. However, the binomial valuation model also considers the expected exercise multiple (the multiple of exercise price to grant price at which exercises are expected to occur on average) and the termination rate (the probability of a vested option being cancelled due to the termination of the option holder) in computing the value of the option. Accordingly, the

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)
Company believes that the binomial valuation model should produce a fair value that is more representative of the value of an employee option. In addition, the weighted average expected option term assumption used by the Company for fiscal 2005 grants reflected the application of the simplified method set out in SEC Staff Accounting Bulletin No. 107 (SAB 107). The simplified method defines the expected term of an option as the average of the contractual term of the options and the weighted average vesting period for all option tranches. As SAB 107 only permits the use of the simplified method until December 31, 2007, the Company would be required to utilize a method other than the simplified method at that time.
          We utilized an expected volatility of 26% for fiscal 2006 grants as compared to 27% for fiscal 2005 grants. The weighted average fair values of options at their grant date during the six months ended April 1, 2006 and April 2, 2005, were $7.12 and $7.74, respectively.
11.    Commitment and Contingencies
          The Company has exposure to various legal and other contingencies arising from the conduct of its businesses.
Legal Matters
          Milne and Disney Enterprises, Inc. v. Stephen Slesinger, Inc. On November 5, 2002, Clare Milne, the granddaughter of A. A. Milne, author of the Winnie the Pooh books, and the Company’s subsidiary Disney Enterprises, Inc. (DEI) filed a complaint against Stephen Slesinger, Inc. (SSI) in the United States District Court for the Central District of California. On November 4, 2002, Ms. Milne served notices to SSI and DEI terminating A. A. Milne’s prior grant of rights to Winnie the Pooh, effective November 5, 2004, and granted all of those rights to DEI. In their lawsuit, Ms. Milne and DEI seek a declaratory judgment, under United States copyright law, that Ms. Milne’s termination notices were valid; that SSI’s rights to Winnie the Pooh in the United States terminated effective November 5, 2004; that upon termination of SSI’s rights in the United States, the 1983 licensing agreement that is the subject of the Stephen Slesinger, Inc. v. The Walt Disney Company lawsuit terminated by operation of law; and that, as of November 5, 2004, SSI was entitled to no further royalties for uses of Winnie the Pooh. SSI filed (a) an answer denying the material allegations of the complaint and (b) counterclaims seeking a declaration that (i) Ms. Milne’s grant of rights to DEI is void and unenforceable and (ii) DEI remains obligated to pay SSI royalties under the 1983 licensing agreement. SSI also filed a motion to dismiss the complaint or, in the alternative, for summary judgment. Subsequently, the Court ruled that Milne’s termination notices are invalid and dismissed SSI’s counterclaims as moot. Following further motions SSI filed an amended answer and counterclaims and a third-party complaint against Harriet Hunt (heir to E. H. Shepard, illustrator of the original Winnie the Pooh stories), who had served a notice of termination and a grant of rights similar to Ms. Milne’s. By order dated August 3, 2004, the Court granted SSI leave to amend its answer to assert counterclaims against the Company allegedly arising from the Milne and Hunt terminations and the grant of rights to DEI for (a) unlawful and unfair business practices; and (b) breach of the 1983 licensing agreement. In November 2004, the District Court granted a motion by Milne to dismiss her complaint for the purpose of obtaining a final appealable order of dismissal, so as to permit her appeal to the Court of Appeals to proceed. Following oral argument, the Court of Appeals, on December 8, 2005, affirmed the trial court’s grant of summary judgment in favor of SSI and against Milne, whose motion for a hearing en banc was denied on January 19, 2006. On April 17, 2006, Milne filed a petition for a writ of certiorari in the United States Supreme Court.
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
(unaudited; tabular dollars in millions, except for per share data)
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
Contractual Guarantees
          The Company has guaranteed certain special assessment and water/sewer revenue bonds issued by the Celebration Community Development District and the Enterprise Community Development District (collectively, the Districts). The bond proceeds were used by the Districts to finance the construction of infrastructure improvements and the water and sewer system in the mixed-use, residential community of Celebration, Florida. As of April 1, 2006, the remaining debt service obligation guaranteed by the Company was $73 million, of which $46 million was principal. The Company is responsible to satisfy any shortfalls in debt service payments, debt service and maintenance reserve funds, and to ensure compliance with specified rate covenants. To the extent that the Company has to fund payments under its guarantees, the Districts have an obligation to reimburse the Company from future District revenues.
          The Company has also guaranteed certain bond issuances by the Anaheim Public Authority that were used by the City of Anaheim to finance construction of infrastructure and a public parking facility adjacent to the Disneyland Resort. Revenues from sales, occupancy and property taxes from the Disneyland Resort and non-Disney hotels are used by the City of Anaheim to repay the bonds. In the event of a debt service shortfall, the Company will be responsible to fund the shortfall. As of April 1, 2006, the remaining debt service obligation guaranteed by the Company was $394 million, of which $107 million was principal. To the extent that subsequent tax revenues exceed the debt service payments in subsequent periods, the Company would be reimbursed for any previously funded shortfalls.
          To date, tax revenues have exceeded the debt service payments for both the Celebration and Anaheim bonds.
12.    Income Taxes
          As a matter of course, the Company is regularly audited by federal, state and foreign tax authorities. From time to time, these audits result in proposed assessments. The Company believes that its tax positions comply with applicable tax law and has adequately provided for any reasonably foreseeable potential assessments. Accordingly, the Company does not anticipate any material earnings impact from any such assessments. In the current quarter, $16 million in tax reserves were released, related to the favorable resolution of certain state income tax matters. During the first quarter of fiscal 2005, there was a favorable resolution of certain income tax matters that resulted in a $24 million tax reserve release.
13.    Radio Disposition
          On February 6, 2006, the Company and Citadel Broadcasting Corporation (Citadel) announced that their Boards of Directors approved a definitive agreement to merge ABC Radio assets, which include 22 radio stations and the ABC Radio Network, with Citadel. Disney shareholders would own approximately 52% of the new company and the Company is expecting to retain between $1.4 billion and $1.65 billion in cash depending on the market price of Citadel at the date of closing. ESPN Radio and Radio Disney are not included in the transaction. The combined transaction value of the 52% ownership interest and the retained cash is estimated at approximately $2.7 billion. The transaction is expected to be completed by the end of the calendar year 2006, subject to regulatory approvals.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)
14.    Subsequent Events
          On May 5, 2006, the Company completed an all stock acquisition of Pixar, a digital animation studio, pursuant to the Agreement and Plan of Merger dated January 24, 2006 between the Company and Pixar (the Agreement). Disney believes that the creation of high quality feature animation is a key driver of success across many of its businesses, and provides content useful across a variety of traditional and new platforms throughout the world. The acquisition of Pixar is intended to support Disney’s strategic priorities of creating the finest content, embracing leading-edge technologies and strengthening its global presence.
          The purchase price of Pixar was $7.5 billion ($6.4 billion net of Pixar’s cash of approximately $1.1 billion) and is based on the market value of the Company’s common stock (using the average Disney common stock price for the five day period beginning two days before the acquisition announcement date on January 24, 2006) issued in connection with the Agreement and the estimated fair value of the Company’s stock based awards exchanged for the outstanding vested stock based awards to purchase shares of Pixar common stock. Under the terms of the Agreement, 2.3 shares of Disney common stock and stock based awards were issued for each share of Pixar common stock and stock based awards outstanding, respectively. Disney issued approximately 279 million shares of Disney common stock in exchange for Pixar shares and converted previously issued vested and unvested Pixar stock-based awards into approximately 45 million Disney stock-based awards.
          The Company is required to allocate the purchase price to the net tangible and intangible assets acquired and liabilities assumed based on their respective fair values. The fair values will be determined by internal studies and independent third party appraisals. Any excess of the purchase price over those fair values will be recorded as goodwill, and allocated to the Company’s segments. The amount of the purchase price allocated to goodwill, which is based on certain preliminary assumptions, is estimated to be in the range of $5.5 billion to $6.0 billion. None of the goodwill is deductible for tax purposes. The Company will include the results of Pixar in its Consolidated Financials Statements effective May 5, 2006.

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
     Quarter Results
     Six Month Results
Corporate and Other Non-Segment Items
Potential Dilution from Equity Based Compensation
Financial Condition
Commitments and Contingencies
Other Matters
Market Risk
OVERVIEW
Our summary consolidated results are presented below:

	Quarter Ended			Six Months Ended

	April 1,	April 2,		April 1,	April 2,
(in millions, except per share data)	2006	2005	Change	2006	2005	Change

Revenues	$8,027	$7,829	3%	$16,881	$16,495	2%
Costs and expenses	(6,841)	(6,720)	2%	(14,534)	(14,270)	2%
Gains on sale of equity investment and business	—	—	nm	70	—	nm
Restructuring and impairment charges	—	(7)	nm	—	(24)	nm
Net interest expense	(145)	(90)	61%	(308)	(230)	34%
Equity in the income of investees	108	113	(4) %	219	238	(8) %

Income before income taxes and minority interests	1,149	1,125	2%	2,328	2,209	5%
Income taxes	(404)	(414)	(2) %	(833)	(786)	6%
Minority interests	(12)	(54)	(78) %	(28)	(80)	(65) %

Net income	$733	$657	12%	$1,467	$1,343	9%

Diluted earnings per share	$0.37	$0.31	19%	$0.74	$0.64	16%

Quarter Results
       Revenues for the quarter increased 3%, or $198 million, to $8.0 billion driven by higher advertising revenues at the ABC Television Network, higher license fees at Television Production and Distribution, strong performance from both of our domestic theme parks led by the on-going success of the 50th anniversary celebration, a full quarter of theme park operations at Hong Kong Disneyland as compared to the prior year quarter when the park was not yet open, and higher affiliate revenues at ESPN. These increases were partially offset by lower DVD unit sales as the prior year quarter included the outstanding performance of The Incredibles.
       Net income increased 12%, or $76 million, to $733 million driven by improved primetime performance at the ABC Television Network, stronger performance at both of our domestic theme parks and increased international sales of Touchstone Television dramas. These increases were partially offset by lower home entertainment results, which reflected fewer DVD unit sales, and lower performance at Disneyland Resort Paris.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)
       Diluted earnings per share increased 19% to $0.37 in the current quarter. The prior-year quarter’s earnings per share included a $61 million benefit ($38 million after-tax) on the restructuring of Euro Disney’s borrowings, partially offset by a $32 million charge ($20 million after-tax) to write down an investment, which together had a net favorable impact of $0.01 per share.
Six Month Results
       Revenues for the six months increased 2%, or $386 million, to $16.9 billion. The increase was driven by increased advertising revenues at the ABC Television Network, strong performance from both of our domestic theme parks, led by the on-going success of the 50th anniversary celebration, and a full six months of theme park operations at Hong Kong Disneyland as compared to the prior year period when the park was not yet open. The revenue increase also reflected growth at ESPN and higher license fees at Television Production and Distribution. These increases were partially offset by lower DVD unit sales as the prior year period included the outstanding performance of The Incredibles.
       Net income increased 9%, or $124 million, to $1.5 billion driven by higher primetime advertising revenues at the ABC Television Network and strong performance at both of our domestic theme parks. These increases were partially offset by a decline in DVD unit sales and lower performance in the theatrical markets.
       Diluted earnings per share increased 16% to $0.74 in the six month period. The current six months benefited from gains of $70 million ($44 million after-tax or $0.02 per share) related to the sales of a cable television equity investment in Spain and the Discover Magazine business. In addition to the impact from the restructuring of Euro Disney’s borrowings and the investment write down discussed above, the prior six month period included a $24 million benefit ($0.01 per share) from the favorable resolution of certain tax matters and restructuring and impairment charges totaling $24 million ($15 million after-tax or $0.01 per share) related to the sale of the Disney Store North America.
SEASONALITY
       The Company’s businesses are subject to the effects of seasonality. Consequently, the operating results for the quarter and six months ended April 1, 2006 for each business segment, and for the Company as a whole, are not necessarily indicative of results to be expected for the full year.
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
       Studio Entertainment revenues fluctuate based upon the timing of theatrical motion picture, home entertainment and television releases. Release dates for theatrical, home entertainment and television products are determined by several factors, including timing of vacation and holiday periods and competition in the market.
       Consumer Products revenues are influenced by seasonal consumer purchasing behavior and the timing of animated theatrical releases.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)
BUSINESS SEGMENT RESULTS
       The Company evaluates the performance of its operating segments based on segment operating income, which is shown below along with segment revenues:

	Quarter Ended			Six Months Ended

	April 1,	April 2,		April 1,	April 2,
(in millions)	2006	2005	Change	2006	2005	Change

Revenues:
Media Networks	$3,551	$3,008	18%	$7,225	$6,469	12%
Parks and Resorts	2,251	2,096	7%	4,653	4,214	10%
Studio Entertainment	1,774	2,260	(22) %	3,819	4,622	(17) %
Consumer Products	451	465	(3) %	1,184	1,190	(1) %

	$8,027	$7,829	3%	$16,881	$16,495	2%

Segment operating income (1):
Media Networks	$969	$806	20%	$1,575	$1,371	15%
Parks and Resorts	214	183	17%	589	432	36%
Studio Entertainment	147	241	(39) %	275	564	(51) %
Consumer Products	104	113	(8) %	374	343	9%

	$1,434	$1,343	7%	$2,813	$2,710	4%

(1)	Beginning in the first quarter of fiscal 2006, segment operating income includes equity in the income of investees. Results for the quarter and six months ended April 2, 2005 have been reclassified to conform to the current year presentation. In the Business Segment Results discussion, equity in the income of investees is included in segment operating income, but does not affect segment revenues or costs and expenses.
     The following table reconciles segment operating income to income before income taxes and minority interests.

	Quarter Ended			Six Months Ended

	April 1,	April 2,		April 1,	April 2,
(in millions)	2006	2005	Change	2006	2005	Change

Segment operating income	$1,434	$1,343	7%	$2,813	$2,710	4%
Corporate and unallocated shared expenses	(138)	(118)	17%	(242)	(242)	—
Amortization of intangible assets	(2)	(3)	(33) %	(5)	(5)	—
Gains on sale of equity investment and business	—	—	nm	70	—	nm
Restructuring and impairment charges	—	(7)	nm	—	(24)	nm
Net interest expense	(145)	(90)	61%	(308)	(230)	34%

Income before income taxes and minority interests	$1,149	$1,125	2%	$2,328	$2,209	5%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)
Depreciation expense is as follows:

	Quarter Ended			Six Months Ended

	April 1,	April 2,		April 1,	April 2,
(in millions)	2006	2005	Change	2006	2005	Change

Media Networks
Cable Networks	$19	$20	(5) %	$39	$37	5%
Broadcasting	26	24	8%	51	50	2%

Total Media Networks	45	44	2%	90	87	3%

Parks and Resorts
Domestic	200	186	8%	409	372	10%
International	68	50	36%	136	100	36%

Total Parks and Resorts	268	236	14%	545	472	15%

Studio Entertainment	6	9	(33) %	11	14	(21) %
Consumer Products	5	7	(29) %	10	13	(23) %

Segment depreciation expense	324	296	9%	656	586	12%
Corporate and unallocated	31	31	—	65	65	—

Total depreciation expense	$355	$327	9%	$721	$651	11%

Business Segment Results — Quarter Results
Media Networks
     The following table provides supplemental revenue and segment operating income detail for the Media Networks segment:

	Quarter Ended			Six Months Ended

	April 1,	April 2,		April 1,	April 2,
(in millions)	2006	2005	Change	2006	2005	Change

Revenues:
Cable Networks	$1,772	$1,622	9%	$3,637	$3,429	6%
Broadcasting	1,779	1,386	28%	3,588	3,040	18%

	$3,551	$3,008	18%	$7,225	$6,469	12%

Segment operating income:
Cable Networks	$809	$768	5%	$1,181	$1,208	(2) %
Broadcasting	160	38	>100%	394	163	>100%

	$969	$806	20%	$1,575	$1,371	15%

Revenues
     Media Networks revenues increased 18%, or $543 million, to $3.6 billion, consisting of a 28% increase, or $393 million, at Broadcasting and a 9% increase, or $150 million, at the Cable Networks.
     Increased Broadcasting revenues were primarily due to growth at the ABC Television Network and at Television Production and Distribution. The growth at the ABC Television Network was primarily due to higher advertising revenues resulting from the Super Bowl and the timing of Bowl Championship Series (BCS) games, and higher primetime advertising revenues resulting from strong upfront sales, and continued strength in ratings and higher rates. The increase at Television Production and Distribution was driven by higher third party license fees for Scrubs, as this series entered its fifth season of network television, and increased international sales of Touchstone Television dramas. The increase in international sales was primarily due to an increase in the number of episodes delivered, including a number of new drama series.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)
     Increased Cable Networks revenues were due to growth of $118 million from cable and satellite operators and $31 million from advertising revenues. Revenues from cable and satellite operators are generally derived from fees charged on a per subscriber basis. The increase in the current quarter was driven by higher contractual rates and, to a lesser extent, subscriber growth at ESPN and the Disney channels, partially offset by an increase in deferred revenues related to annual programming commitments at ESPN. The deferred revenues are expected to be recognized in the second half of the year. The increase in advertising revenues was driven by higher rates at ESPN, partially offset by lower volume of advertisements delivered.
     The Company’s contractual arrangements with cable and satellite operators are renewed or renegotiated from time to time in the ordinary course of business, and certain of these arrangements are currently in negotiation. Consolidation in the cable and satellite distribution industry and other factors may adversely affect the Company’s ability to obtain and maintain contractual terms for the distribution of its various cable and satellite programming services that are as favorable as those currently in place. If this were to occur, revenues from Cable Networks could increase at slower rates than in the past or could stabilize or decline. Certain of the Company’s existing contracts with cable and satellite operators as well as contracts in negotiation include annual programming commitments. In these cases, revenue subject to the commitment is deferred until the annual commitments are satisfied which generally results in revenue shifting from the first half of the year to the second half. During the quarter, the Company deferred revenues of $142 million related to these commitments compared to $111 million in the prior-year quarter. The increase in the deferred revenue was primarily due to new annual programming commitments in an affiliate contract and higher affiliate rates.
Costs and Expenses
     Costs and expenses, which consist primarily of programming rights costs, production costs, distribution and marketing expenses, labor costs and general and administrative costs, increased 16%, or $375 million, to $2.7 billion consisting of a 20% increase, or $267 million, at Broadcasting and an 11% increase, or $108 million, at the Cable Networks. The increase at Broadcasting was due to higher programming expenses, primarily related to the Super Bowl and BCS games, production costs related to Scrubs and new comedy and drama series, program amortization and distribution expenses related to international sales of Touchstone Television dramas and investments in new initiatives at the Internet group. The increase at Cable Networks was due to higher costs at ESPN, including investments in ESPN branded mobile phone service, and increased programming and production expenses and higher administrative costs.
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
Segment Operating Income
     Segment operating income increased 20%, or $163 million, to $969 million for the quarter due to an increase of $122 million at Broadcasting and $41 million at the Cable Networks. The increase at Broadcasting was primarily due to improved primetime advertising revenues at the ABC Television Network and higher third party license fees for Scrubs and international sales of Grey’s Anatomy, Criminal Minds, Desperate Housewives and Ghost Whisperer at Television Production and Distribution. The increase at Cable Networks was driven by ESPN’s higher affiliate revenues partially offset by ESPN’s increased revenue deferrals of $31 million and increased costs at ESPN. Cable networks also experienced modest growth at Disney Channel and ABC Family. Also included in segment operating income is income from equity investees of $101 million for the quarter compared to $106 million in the prior-year quarter.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)
Radio Disposition
     On February 6, 2006, the Company and Citadel Broadcasting Corporation (Citadel) announced that their Boards of Directors approved a definitive agreement to merge ABC Radio assets, which include 22 radio stations and the ABC Radio Network, with Citadel. Disney shareholders would own approximately 52% of the new company and the Company is expecting to retain between $1.4 billion and $1.65 billion in cash depending on the market price of Citadel at the date of closing. ESPN Radio and Radio Disney are not included in the transaction. The combined transaction value of the 52% ownership interest and the retained cash is estimated at approximately $2.7 billion. The transaction is expected to be completed by the end of the calendar year 2006, subject to regulatory approvals.
Parks and Resorts
Revenues
     Revenues at Parks and Resorts increased 7%, or $155 million, to $2.3 billion, due to an increase of $139 million at our domestic resorts. At our partially owned international resorts, increased revenues at Hong Kong Disneyland were partially offset by lower guest spending and attendance at Disneyland Resort Paris. Results at our theme parks were unfavorably impacted by the shift of the Easter holiday season from the second quarter of fiscal 2005 to the third quarter of fiscal 2006.
Domestic Parks and Resorts
     At our domestic parks and resorts, increased revenues were primarily due to increased attendance and hotel guest spending, continued strong sales at Disney Vacation Club and higher hotel occupancy. Increased theme park attendance and higher hotel guest spending and occupancy for the quarter were driven by the 50th anniversary celebration of Disneyland at both domestic resorts, which is planned to conclude in late 2006. Higher guest spending at our domestic resorts was primarily due to higher food and beverage spending, a higher average daily hotel room rate, and increased merchandise sales.
     The following table presents attendance, per capita theme park guest spending and hotel statistics for our domestic properties:

	East Coast			West Coast			Total Domestic

	Quarter Ended			Quarter Ended			Quarter Ended

	April 1,		April 2,	April 1,	April 2,		April 1,		April 2,
	2006		2005	2006	2005		2006		2005

Increase/(decrease) in Attendance	3%		5%	15%	(3	) %	6%		3%
(Decrease)/increase in Per Capita Guest Spending	(4	) %	10%	8%	12%		(1	) %	11%
Occupancy	85%		84%	89%	80%		85%		83%
Available Room Nights (in thousands)	2,217		2,188	202	202		2,419		2,390
Per Room Guest Spending	$216		$207	$262	$261		$220		$211
     Per room guest spending consists of the average daily hotel room rate as well as guest spending on food, beverages and merchandise at the hotels.
International Parks and Resorts
     Hong Kong Disneyland revenue growth reflects a full quarter of theme park operations as compared to the prior year when the park was not yet open. Revenue growth at Hong Kong Disneyland was partially offset by a decline in revenue at Disneyland Resort Paris due to lower overall performance and the unfavorable impact of foreign currency translation as a result of the strengthening of the U.S. dollar against the Euro.
Costs and Expenses
     Costs and expenses increased 7%, or $125 million driven by higher operating expenses at the domestic resorts due to increased volumes and costs associated with new guest offerings, such as Disney’s Magical Express at the Walt Disney World resort and new attractions associated with the 50th anniversary celebration. In addition, higher costs

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)
reflected a full quarter of theme park operations at Hong Kong Disneyland, partially offset by the favorable impact of foreign currency translation adjustments at Disneyland Resort Paris.
Segment Operating Income
     Segment operating income increased 17%, or $31 million, to $214 million. Operating income growth was due to continued strength at both of our domestic resorts, led by the on-going success of the 50th anniversary celebration of Disneyland, partially offset by lower guest spending and attendance at Disneyland Resort Paris.
Studio Entertainment
Revenues
     Revenues decreased 22%, or $486 million, to $1.8 billion driven by a decrease of $561 million in worldwide home entertainment partially offset by increases of $43 million in worldwide theatrical motion picture distribution and $35 million in television distribution.
     Lower worldwide home entertainment revenues were primarily due to a decline in DVD unit sales as the prior-year quarter included the outstanding performance of The Incredibles.
     The increase in worldwide theatrical motion picture distribution revenues was driven by stronger international performance of the current quarter slate of titles which included The Chronicles of Narnia: The Lion, The Witch and The Wardrobe and Chicken Little. The prior-year quarter slate of titles included The Incredibles and National Treasure.
     The increase in television distribution was primarily due to the strong current quarter performances of Pirates of the Caribbean: The Curse of the Black Pearl and The Village in international markets.

Costs and Expenses
     Costs and expenses, which consist primarily of production cost amortization, distribution and selling expenses, product costs and participation costs, decreased 19%, or $392 million. Lower costs and expenses were driven by a decrease in worldwide home entertainment, partially offset by an increase in worldwide theatrical motion picture distribution.
     The decline in costs and expenses in worldwide home entertainment was primarily due to lower distribution costs and production cost amortization as a result of decreased unit sales. The increase in costs and expenses in worldwide theatrical motion picture distribution was primarily due to higher participation costs and production cost amortization resulting from stronger international performance of the current quarter slate of titles. These increases were partially offset by lower distribution expenses as there were fewer domestic Miramax theatrical releases in the current quarter.

Segment Operating Income
     Segment operating income decreased 39%, or $94 million, to $147 million, primarily due to a decline in worldwide home entertainment partially offset by increases in domestic theatrical motion picture distribution and worldwide television distribution.
     Lower results in worldwide home entertainment reflected difficult comparisons to the prior-year quarter which included the outstanding performance of The Incredibles.
     The increase in domestic theatrical motion picture distribution was primarily due to lower distribution costs resulting from fewer theatrical releases in the current quarter driven by fewer Miramax titles.
     The improvement in worldwide television distribution was due to the stronger performing titles in international market.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)
Consumer Products

Revenues
     Revenues for the quarter decreased 3%, or $14 million, to $451 million, primarily due to decreases of $9 million at The Disney Store Europe and $7 million at Merchandise Licensing, partially offset by higher revenues of $8 million at Buena Vista Games due to Disney published titles. The decrease at Merchandise Licensing was driven by lower contractual minimum guarantee revenue, partially offset by modest growth in licensing revenue.

Costs and Expenses
     Costs and expenses decreased 2%, or $6 million, to $353 million, driven by decreases at The Disney Store Europe and Publishing, partially offset by higher product development spending at Buena Vista Games.

Segment Operating Income
     Segment operating income decreased 8%, or $9 million, to $104 million, driven by lower results at Buena Vista Games and Merchandise Licensing. Results at Buena Vista Games were impacted by higher product development spending reflecting the Company’s growing investment in self-published games. The decrease at Merchandise Licensing was primarily due to lower contractual minimum guarantee revenues, partially offset by modest growth in earned royalties.
Business Segment Results – Six Month Results
Media Networks

Revenues
     Media Networks revenues increased 12%, or $756 million, to $7.2 billion, due to an increase of 18%, or $548 million at Broadcasting, and an increase of 6%, or $208 million at the Cable Networks.
     Increased Broadcasting revenues were due to growth at the ABC Television Network and Television Production and Distribution. The increase at ABC Television Network was primarily due to an increase in primetime advertising revenues resulting from strong upfront sales, continued strength in ratings and higher rates, and advertising revenues from the Super Bowl. The increase at Television Production and Distribution revenues were primarily due to higher third party license fees from Scrubs, which entered its fifth season of network television, and increased sales of Touchstone Television dramas including Desperate Housewives, Lost, Grey’s Anatomy, Criminal Minds and Ghost Whisperer in the international markets.
     Increased Cable Networks revenues were due to increases of $119 million in advertising revenues and $74 million in revenues from cable and satellite operators. Increased advertising revenue was primarily due to higher rates at ESPN. The increase in cable and satellite operator revenues was primarily due to contractual rate increases at ESPN and subscriber growth at the Disney Channels and ESPN, partially offset by an increase in deferred revenues at ESPN. Through the six month period, the Company has deferred revenues of $264 million related to sports programming commitments at ESPN compared to a $127 million deferral in the prior-year period. The increase in the deferred revenues is primarily due to new programming commitments in affiliate contracts and higher affiliate rates. The Company expects to fulfill these sports programming commitments within the contractual time periods over the next two quarters.

Costs and Expenses
     Costs and expenses increased 10%, or $533 million, to $5.9 billion due to an 11% or $313 million increase at Broadcasting and a 9% or $220 million increase at the Cable Networks. Broadcasting costs and expenses increased primarily due to programming and production expenses for the Super Bowl, higher production and distribution costs resulting from higher volume and sales of Touchstone Television dramas in the domestic and international markets and costs of new initiatives (including Disney branded mobile service) at the Internet group. The increase at Cable Networks was due to higher programming costs, general and administrative expenses and increased costs for ESPN branded mobile phone service.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)

Segment Operating Income
     Segment operating income increased 15%, or $204 million, to $1.6 billion due to increases of $231 million at Broadcasting, partially offset by a decrease of $27 million at the Cable Networks. The increase at Broadcasting was due to higher advertising revenues and license fees, partially offset by higher programming, production and distribution costs. The decrease at the Cable Networks was primarily due to higher programming costs, general and administrative expenses and investments in ESPN branded mobile phone service, partially offset by higher advertising and affiliate revenues. Also included in operating income is income from equity investees of $208 million for the six months ended April 1, 2006 compared to $227 million for the prior-year period.
Parks and Resorts

Revenues
     Revenues at Parks and Resorts increased 10%, or $439 million, to $4.7 billion, due to increases of $374 million at our domestic resorts and a net increase of $62 million at our international resorts. Results at our theme parks were unfavorably impacted by the timing of the Easter holiday season which occurs in the third quarter of fiscal 2006 as compared to the second quarter of fiscal 2005.

Domestic Parks and Resorts
     At our domestic parks and resorts, increased revenues were primarily due to increased guest spending and attendance, continued strong sales at Disney Vacation Club and higher hotel occupancy. Increased attendance and hotel occupancy were driven by the 50th anniversary celebration at both domestic resorts, which is planned to conclude in late 2006. Higher guest spending was due to a higher average daily hotel room rate at both domestic resorts, higher food and beverage spending and increased merchandise sales at both domestic resorts as well as increased ticket prices at Disneyland.
     The following table presents attendance, per capita theme park guest spending and hotel statistics for our domestic properties:

	East Coast			West Coast			Total Domestic

	Six Months Ended			Six Months Ended			Six Months Ended

	April 1,		April 2,	April 1,	April 2,		April 1,	April 2,
	2006		2005	2006	2005		2006	2005

Increase/(decrease) in Attendance	4%		5%	17%	(3	) %	8%	3%
(Decrease)/increase in Per Capita Guest Spending	(1	) %	4%	13%	12%		3%	7%
Occupancy	84%		83%	92%	85%		85%	83%
Available Room Nights (in thousands)	4,415		4,367	404	404		4,819	4,771
Per Room Guest Spending	$214		$201	$272	$257		$219	$206
     Per room guest spending consists of the average daily hotel room rate as well as guest spending on food, beverages and merchandise at the hotels.
International Parks and Resorts
     Hong Kong Disneyland revenue growth reflects the first full six months of theme park operations. Revenue growth at Hong Kong Disneyland was partially offset by a decline in revenue at Disneyland Resort Paris due to lower overall performance and the unfavorable impact of foreign currency translation as a result of the strengthening of the U.S. dollar against the Euro.

Costs and Expenses
     Costs and expenses increased 7%, or $283 million driven by higher operating expenses at the domestic resorts due to increased volumes and costs associated with new guest offerings, such as Disney’s Magical Express at the Walt Disney World resort and new attractions associated with the 50th anniversary celebration. In addition, higher costs

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)
reflected the first full six months of theme park operations at Hong Kong Disneyland, partially offset by the favorable impact of foreign currency translation adjustments at Disneyland Resort Paris.

Segment Operating Income
     Segment operating income increased 36%, or $157 million, to $589 million. Operating income growth was due to continued strength at both our domestic resorts led by the on-going success of the 50th anniversary celebration of Disneyland Resort.
Studio Entertainment

Revenues
     Revenues decreased 17%, or $803 million, to $3.8 billion driven by decreases of $762 million in worldwide home entertainment and $72 million in worldwide theatrical motion picture distribution.
     Lower worldwide home entertainment revenues were primarily due to a decline in DVD unit sales resulting from fewer strong performing titles in the current period. Significant current period titles included Cinderella Platinum Release, Chicken Little and Lady and the Tramp Platinum Release while the prior-year period titles included The Incredibles, Bambi Platinum Release and Aladdin Platinum Release.
     The decrease in worldwide theatrical motion picture distribution revenues was driven by fewer domestic Miramax theatrical releases in the current period compared to the prior-year period, partially offset by the strong performance of The Chronicles of Narnia: The Lion, The Witch and The Wardrobe and Chicken Little compared to the prior-year period titles, which included The Incredibles and National Treasure.

Costs and Expenses
     Costs and expenses decreased 13%, or $514 million, primarily due to a decrease in worldwide home entertainment and partially offset by an increase in worldwide theatrical motion picture distribution.
     The decline in costs and expenses at worldwide home entertainment was primarily due to lower distribution costs and production cost amortization as a result of decreased unit sales. The increase in costs and expenses in worldwide theatrical motion picture distribution was driven by higher production cost amortization, including film cost write-downs in the current period. This increase was partially offset by lower distribution costs as there were fewer domestic Miramax theatrical releases in the current period.

Segment Operating Income
     Segment operating income decreased 51%, or $289 million, to $275 million, due to declines in worldwide home entertainment and worldwide theatrical motion picture distribution.
     The decrease in domestic home entertainment was primarily due to a decline in unit sales as the prior-year period included the outstanding performance of The Incredibles. The decrease in worldwide theatrical motion picture distribution was primarily due to a lower performing slate of titles, including film cost write-downs, partially offset by lower distribution costs resulting from fewer domestic Miramax theatrical releases in the current period.
Consumer Products

Revenues
     Revenues decreased 1%, or $6 million, to $1.2 billion, due to a decrease of $80 million related to the sale of The Disney Store North America chain in the first quarter of fiscal 2005, as well as a decrease of $26 million at The Disney Store Europe. These decreases were partially offset by $90 million in sales growth at Buena Vista Games and an increase of $11 million at Publishing.
     Sales growth at Buena Vista Games was due to the release of Disney published titles based on The Chronicles of Narnia: The Lion, The Witch and The Wardrobe, Chicken Little and Tim Burton’s The Nightmare Before Christmas. The increase at Publishing was primarily due to the recognition of contractual minimum guarantee revenue.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)

Costs and Expenses
     Costs and expenses decreased 4%, or $38 million, to $820 million due to the sale of The Disney Store North America chain and decreases at The Disney Store Europe, partially offset by an increase related to higher costs of goods sold, marketing, and product development spending at Buena Vista Games, reflecting the Company’s growing investment in self-published games.

Segment Operating Income
     Segment operating income increased 9%, or $31 million, to $374 million, driven by the recognition of contractual minimum guarantee revenue at Publishing.
CORPORATE AND OTHER NON-SEGMENT ITEMS
Corporate and Unallocated Shared Expenses
Corporate and unallocated shared expenses are as follows:

	Quarter Ended			Six Months Ended

	April 1,	April 2,		April 1,	April 2,
(in millions)	2006	2005	Change	2006	2005	Change

Corporate and unallocated shared expenses	$(138)	$(118)	17%	$(242)	$(242)	—
       The increase in corporate and unallocated shared expenses for the quarter was primarily due to transition costs in connection with the previously announced transfer of certain information technology functions and support services to third party service providers.
Net Interest Expense
Net interest expense is as follows:

	Quarter Ended			Six Months Ended

	April 1,	April 2,		April 1,	April 2,
(in millions)	2006	2005	Change	2006	2005	Change

Interest expense	$(187)	$(141)	33%	$(368)	$(303)	21%
Interest and investment income (loss)	42	(10)	nm	60	12	nm
Euro Disney gain on restructuring	—	61	nm	—	61	nm

Net interest expense	$(145)	$(90)	61%	$(308)	$(230)	34%

       Interest expense increased 33% for the quarter and 21% for the six months primarily due to higher interest expense at Hong Kong Disneyland and higher effective interest rates on the Company’s debt. Hong Kong Disneyland’s interest expense was capitalized during the prior-year period as the park was under construction.
       Interest and investment income (loss) for the quarter and six months ended April 1, 2006 included a $12 million recovery in connection with the Company’s leveraged lease investment with United Airlines which had been written off previously. The prior-year quarter and six months included a $32 million partial write-down of an investment in a company that licenses technology to the MovieBeam venture.
Effective Income Tax Rate

	Quarter Ended			Six Months Ended

	April 1,	April 2,		April 1,	April 2,
	2006	2005	Change	2006	2005	Change

Effective Income Tax Rate	35.2%	36.8%	(1.6) ppt	35.8%	35.6%	0.2 ppt

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)
       The decrease in the effective income tax rate from 36.8% to 35.2% for the quarter was primarily due to the release of tax reserves related to the favorable resolution of certain state income tax matters.
Minority Interests
Minority interests are as follows:

	Quarter Ended			Six Months Ended

	April 1,	April 2,		April 1,	April 2,
	2006	2005	Change	2006	2005	Change
(in millions)
Minority interests	$(12)	$(54)	(78)%	$(28)	$(80)	(65)%
       The decrease in minority interest expense was primarily due to the allocation of increased losses after royalties, financing costs and taxes to minority interest holders of the partially owned international theme parks.
POTENTIAL DILUTION FROM EQUITY BASED COMPENSATION
       Fully diluted shares outstanding and diluted earnings per share include the effect of in-the-money equity based compensation calculated based on the average share price for the period and assumes conversion of the Company’s convertible senior notes. The dilution from equity based compensation increases as the Company’s share price increases, as shown below:

	Total
	In-the-Money
Average	Options and	Incremental	Percentage of	Hypothetical
Disney	Restricted	Diluted	Average Shares	Q2 2006
Share Price	Stock Units	Shares (1)	Outstanding	EPS Impact (3)

$26.73	144 million	—(2)	—	$0.000
30.00	173 million	7 million	0.35%	(0.001)
40.00	229 million	35 million	1.76%	(0.006)
50.00	235 million	54 million	2.71%	(0.010)

(1)	Represents the incremental impact on fully diluted shares outstanding assuming the average share prices indicated, using the treasury stock method. Under the treasury stock method, the proceeds that would be received from all in-the-money equity based compensation are assumed to be used to repurchase shares.
(2)	Fully diluted shares outstanding for the quarter ended April 1, 2006 total 1,990 million and include the dilutive impact of in-the-money equity based compensation at the average share price for the period of $26.73 and assume conversion of the convertible senior notes. At the average share price of $26.73, the dilutive impact of equity based compensation was 21 million shares for the quarter.
(3)	Based upon Q2 2006 earnings of $733 million, or $0.37 diluted earnings per share.
FINANCIAL CONDITION
       The change in cash and cash equivalents is as follows:

	Six Months Ended

	April 1,	April 2,
	2006	2005	Change
(in millions)
Cash provided by operations	$2,181	$1,128	$1,053
Cash used by investing activities	(383)	(689)	306
Cash used by financing activities	(1,490)	(540)	(950)

Increase (decrease) in cash and cash equivalents	$308	$(101)	$409

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)
Operating Activities
       The increase in cash provided by operations was driven by improved performance at Media Networks and Parks and Resorts, the timing of dividends to a minority interest holder, which were paid in the third quarter in the current year versus the second quarter in fiscal 2005, lower pension contributions and increased cash distributions from equity investees. These increases were partially offset by higher income tax payments. In addition, the Company saw a significantly higher build-up in accounts receivable in the prior year, primarily due to the home entertainment release of The Incredibles late in the second quarter of fiscal 2005.
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
       The Company’s film and television production and programming activity for the six months ended April 1, 2006 and April 2, 2005 are as follows:

	Six Months Ended

	April 1,	April 2,
	2006	2005
(in millions)
Beginning balances:
Production and programming assets	$5,937	$6,422
Programming liabilities	(1,083)	(939)

	4,854	5,483

Spending:
Film and television production	1,541	1,390
Broadcast programming	2,409	2,291

	3,950	3,681

Amortization:
Film and television production	(1,772)	(1,582)
Broadcast programming	(2,338)	(2,026)

	(4,110)	(3,608)

Change in film and television production and programming costs	(160)	73
Other non-cash activity	(31)	(27)
Ending balances:
Production and programming assets	5,859	6,808
Programming liabilities	(1,196)	(1,279)

	$4,663	$5,529

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)
Investing Activities
       During the six months ended April 1, 2006, the Company invested $462 million in parks, resorts and other properties as follows:

	Six Months Ended

	April 1,	April 2,
	2006	2005
(in millions)
Media Networks	$73	$75
Parks and Resorts
Domestic	224	333
International	120	314

Total Parks and Resorts	344	647

Studio Entertainment	16	15
Consumer Products	4	3
Corporate and unallocated	25	33

	$462	$773

       Capital expenditures for the Parks and Resorts segment are principally for theme park and resort expansion, new rides and attractions and recurring capital improvements. The decrease in capital expenditures was primarily due to lower investment at Hong Kong Disneyland resulting from substantial completion of the park prior to its opening in late fiscal 2005, as well as lower expenditures at the domestic theme parks.
Financing Activities
       Cash used in financing activities during the six months ended April 1, 2006 of $1.5 billion primarily reflected share repurchases, and dividends partially offset by net borrowings and proceeds from the exercise of stock options.
       During the six months ended April 1, 2006, the Company’s borrowing activity is as follows:

	October 1,			Other	April 1,
	2005	Additions	Payments	Activity	2006
(in millions)
Commercial paper borrowings	$754	$1,600	$—	$—	$2,354
U.S. medium-term notes	5,849	—	(1,600)	—	4,249
Convertible senior notes	1,323	—	—	—	1,323
Other U.S. dollar denominated debt	305	—	—	—	305
Privately placed debt	158	—	(51)	—	107
European medium-term notes	213	88	—	—	301
Preferred stock	363	—	—	(5)	358
Capital Cities/ ABC debt	186	—	—	—	186
Film financing arrangements	75	195	(19)	2	253
Other	288	—	—	(32)	256
Euro Disney borrowings	2,036	—	—	16	2,052
Hong Kong Disneyland borrowings	917	132	(8)	37	1,078

Total	$12,467	$2,015	$(1,678)	$18	$12,822

       The Company’s bank facilities are as follows:

	Committed	Capacity	Unused
	Capacity	Used	Capacity
(in millions)
Bank facility expiring 2010	$2,250	$—	$2,250
Bank facility expiring 2011	2,250	208	2,042

Total	$4,500	$208	$4,292

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)
       In February 2006, the Company amended its two bank facilities. The amendments included an extension of the maturity of one of the facilities from 2009 to 2011. In addition, the Company also increased the amount of letters of credit that can be issued to $800 million from $500 million under the facility expiring in 2011. Any letter of credit issuances reduce available borrowings. These bank facilities allow for borrowings at LIBOR-based rates plus a spread, which depends on the Company’s public debt rating and can range from 0.175% to 0.75%. As of April 1, 2006, the Company had not borrowed under these bank facilities although $208 million of letters of credit had been issued under the facility expiring in 2011.
       The Company may use commercial paper borrowings up to the amount of its above unused bank facilities, in conjunction with term debt issuance and operating cash flow, to retire or refinance other borrowings before or as they come due.
       The Company declared a $519 million dividend ($0.27 per share) on December 1, 2005 related to fiscal 2005, which was paid on January 6, 2006 to shareholders of record on December 12, 2005. The Company paid a $490 million dividend ($0.24 per share) during the second quarter of fiscal 2005 related to fiscal 2004.
       During the six months ended April 1, 2006, the Company repurchased 67 million shares of Disney common stock for approximately $1.7 billion, of which 18 million shares for approximately $0.5 billion were purchased in the second quarter. As of April 1, 2006, the Company had authorization in place to repurchase approximately 382 million additional shares. The repurchase program does not have an expiration date.
       We believe that the Company’s financial condition is strong and that its cash balances, other liquid assets, operating cash flows, access to debt and equity capital markets and borrowing capacity, taken together, provide adequate resources to fund ongoing operating requirements and future capital expenditures related to the expansion of existing businesses and development of new projects. However, the Company’s operating cash flow and access to the capital markets can be impacted by macroeconomic factors outside of its control. In addition to macroeconomic factors, the Company’s borrowing costs can be impacted by short and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on the Company’s performance as measured by certain credit metrics such as interest coverage and leverage ratios. As of April 1, 2006, Moody’s Investors Service’s long and short-term debt ratings for the Company were A3 and P-2, respectively, with stable outlook; and Standard & Poor’s long and short-term debt ratings for the Company were A-and A-2, respectively, with stable outlook. The Company’s bank facilities contain only one financial covenant, relating to interest coverage, which the Company met on April 1, 2006, by a significant margin. The Company’s bank facilities also specifically exclude certain entities, such as Euro Disney and Hong Kong Disneyland, from any representations, covenants or events of default.
       Beginning with fiscal year end 2006, Hong Kong Disneyland is subject to financial performance covenants under its commercial term loan and revolving credit facility agreement, which had an aggregate balance of approximately $290 million on April 1, 2006. Management of Hong Kong Disneyland has targeted attendance and other performance measures that would result in satisfaction of these covenants. In seeking to achieve these targets and in light of the absence of experience with attendance patterns in this market, management continues to adjust its marketing and sales strategies and other business practices in response to ongoing results and conditions. There can be no assurance that the performance targets will be met and, if they are not, Hong Kong Disneyland may be unable to meet the financial performance covenants. If this occurs, Hong Kong Disneyland would need to obtain a waiver or amendment of, or otherwise satisfy, these covenants.
       Euro Disney has covenants under its debt agreements that limit its investing and financing activities. Beginning with fiscal year 2006, Euro Disney must meet financial performance covenants that will necessitate earnings growth which management expects will be realized in part by the success of new attractions, the first of which opened in April 2006. If revenue growth is not sufficient, Euro Disney would have to appropriately reduce operating costs or curtail a portion of planned capital expenditures (outside those contained in its multi-year investment program). Euro Disney could also seek assistance from TWDC or other parties, as permitted under its loan agreements. While there can be no assurance that revenue growth, or abatement of operating costs or capital expenditures, would be sufficient or that assistance would be available on acceptable terms, management currently expects Euro Disney will meet its financial performance covenants through one or more of these means.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)
COMMITMENTS AND CONTINGENCIES
Legal and Tax Matters
       As disclosed in Notes 11 and 12 to the Condensed Consolidated Financial Statements the Company has exposure for certain legal and tax matters.
Contractual Commitments and Guarantees
       See Note 11 to the Condensed Consolidated Financial Statements for information regarding the Company’s contractual commitments and guarantees.
OTHER MATTERS
Accounting Policies and Estimates
       We believe that the application of the following accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management. For a summary of our significant accounting policies, see Note 2 of the Consolidated Financial Statements in the 2005 Annual Report.
Film and Television Revenues and Costs
       We expense the cost of film and television productions over the applicable product life cycle based upon the ratio of the current period’s gross revenues to the estimated remaining total gross revenues (“ultimate revenues”) for each production. If our estimate of ultimate revenues decreases, amortization of film and television costs will be accelerated. Conversely, if estimates of ultimate revenues increase, film and television cost amortization will be slowed. For film productions, ultimate revenues include revenues from all sources that will be earned within ten years of the date of the initial theatrical release. For television series, we include revenues that will be earned within ten years of the delivery of the first episode, or if still in production, five years from the date of delivery of the most recent episode, if later. For acquired film libraries, remaining revenues include amounts to be earned for up to twenty years from the date of acquisition.
       With respect to films intended for theatrical release, the most sensitive factor affecting our estimate of ultimate revenues (and therefore affecting film cost amortization and/ or impairment) is domestic theatrical performance. Revenues derived from other markets subsequent to the domestic theatrical release (e.g. the home video or international theatrical markets) have historically been highly correlated with domestic theatrical performance. Domestic theatrical performance varies primarily based upon the public interest and demand for a particular film, the quality of competing films at the time of release as well as the level of marketing effort. Upon a film’s release and determination of domestic theatrical performance, the Company’s estimates of revenues from succeeding windows and markets are revised, based on historical relationships. The most sensitive factor affecting our estimate of ultimate revenues for released films is the extent of home video sales achieved. Home video sales vary based on the volume and quality of competing home video products as well as the manner in which retailers market and price our products.
       With respect to television series or other television productions intended for broadcast, the most sensitive factor affecting estimates of ultimate revenues is the program’s rating. Program ratings, which are an indication of market acceptance, directly affect the Company’s ability to generate advertising revenues during the airing of the program. In addition, television series with greater market acceptance are more likely to generate incremental revenues through the eventual sale of the program rights in syndication. Alternatively, poor ratings may result in a television series cancellation, which would require the immediate write-off of any unamortized production costs.
       We expense the cost of television broadcast rights for acquired movies, series and other programs based on the number of times the program is expected to be aired. Amortization of these television programming assets is accelerated if we reduce the estimated future airings and slowed if we increase the estimated future airings. The number of future airings of a particular program is impacted primarily by the program’s ratings in previous airings, expected advertising rates, and availability and quality of alternative programming. Accordingly, planned usage is reviewed periodically and is revised if necessary. Rights costs for multi-year sports programming arrangements are amortized based upon the ratio of the current period’s gross revenues to the estimated remaining total gross revenues or on a straight line basis, as appropriate. If our estimates of remaining total gross revenues decrease, rights costs

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)
amortization will be accelerated. Conversely, if estimates of remaining total gross revenues increase, rights costs amortization will be slowed.
       Costs of film and television productions and programming rights for our broadcast businesses and cable networks are subject to valuation adjustments pursuant to applicable accounting rules. The net realizable value of the television broadcast program licenses and rights are reviewed using a daypart methodology. A daypart is defined as an aggregation of programs broadcast during a particular time of day or programs of a similar type. The Company’s dayparts are: early morning, daytime, late night, primetime, news, children and sports (includes network and cable). The net realizable values of other cable programming assets are reviewed on an aggregated basis for each cable channel. Estimated values are based upon assumptions about future demand and market conditions. If actual demand or market conditions are less favorable than our projections, film, television and programming cost write-downs may be required.
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
Pension and Postretirement Benefit Plan Actuarial Assumptions
       The Company’s pension and postretirement medical benefit obligations and related costs are calculated using actuarial concepts, within the framework of Statement of Financial Accounting Standards No. 87 Employer’s Accounting for Pensions and Statement of Financial Accounting Standards No. 106, Employer’s Accounting for Postretirement Benefits Other than Pensions, respectively. Two critical assumptions, the discount rate and the expected return on plan assets, are important elements of expense and/or liability measurement. We evaluate these critical assumptions annually. Refer to the 2005 Annual Report for estimated impacts of changes in these assumptions. Other assumptions include the healthcare cost trend rate and employee demographic factors such as retirement patterns, mortality, turnover and rate of compensation increase.
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
       To determine the fair value of our reporting units, we generally use a present value technique (discounted cash flow) corroborated by market multiples when available and as appropriate. The factor most sensitive to change with respect to our discounted cash flow analyses is the estimated future cash flows of each reporting unit which is, in turn, sensitive to our estimates of future revenue growth and margins for these businesses. If actual revenue growth and/or margins are lower than our expectations, the impairment test results could differ. To determine the fair value of the Television Network, we used a revenue multiple rather than a present value technique or a market multiple approach, as a present value technique would not capture the full fair value of the Television Network and there is little comparable market data available due to the scarcity of television networks. If there were a publicly disclosed sale of a comparable network, this may provide better market information with which to estimate the value of the Television Network and could impact our impairment assessment. We applied what we believe to be the most appropriate valuation methodology for each of the reporting units. If we had established different reporting units or utilized different valuation methodologies, the impairment test results could differ.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)
Income Tax Audits
       As a matter of course, the Company is regularly audited by federal, state and foreign tax authorities, and periodically these audits result in proposed assessments. Our estimates of potential liability related to income tax audits are made in consultation with outside tax and legal counsel where appropriate and are based upon the expected outcome of proceedings (or negotiations) with taxing and legal authorities in consideration of applicable tax statutes and related interpretations and precedents. The actual outcome of such proceedings and the ultimate actual liability borne by the Company are subject to change based on a number of factors, including: the Company’s decision to settle rather than litigate a matter, relevant legal precedent related to similar matters and the Company’s success in supporting its filing positions with taxing authorities.
Stock Option Compensation Expense
       Prior to the fiscal 2006 annual grant, the fair value of options granted was estimated on the grant date using the Black-Scholes option pricing model. Beginning with the fiscal 2006 annual grant, the Company has changed to the binomial valuation model. The binomial valuation model considers certain characteristics of fair value option pricing that are not considered under the Black-Scholes model. Similar to the Black-Scholes model, the binomial valuation model takes into account variables such as volatility, dividend yield, and the risk free interest rate. However, the binomial valuation model also considers the expected exercise multiple (the multiple of exercise price to grant price at which exercises are expected to occur on average) and the termination rate (the probability of a vested option being cancelled due to the termination of the option holder) in computing the value of the option. Accordingly, the Company believes that the binomial valuation model should produce a fair value that is more representative of the value of an employee option. In addition, the weighted average expected option term assumption used by the Company for fiscal 2005 grants reflected the application of the simplified method set out in SEC Staff Accounting Bulletin No. 107 (SAB 107). The simplified method defines the expected term of an option as the average of the contractual term of the options and the weighted average vesting period for all option tranches. As SAB 107 only permits the use of the simplified method until December 31, 2007, the Company would be required to utilize a method other than the simplified method at that time.
       In fiscal 2006, the weighted average assumptions used in the binomial valuation model were 26% for the expected volatility, 1.48 for the expected exercise multiple, 4% for the expected termination rate, and 5.12 for the expected life. Although the initial fair value of stock options is not adjusted after the grant date, changes in the Company’s assumptions may change the value of, and therefore the expense related to, future stock option grants. The assumptions subject to the greatest variation in the binomial valuation model are the assumed volatility and expected exercise multiple. Increases or decreases in either the assumed volatility or expected exercise multiple will cause the binomial option value to increase or decrease, respectively.
       The volatility assumption considers both historical and implied volatility and may be impacted by the Company’s performance as well as changes in economic and market conditions. If the assumed volatility of 26% used by the Company during 2006 was increased or decreased by 5 percentage points (i.e. to 31% or to 21%), the weighted average binomial value of our 2006 stock option grants would have increased by 8% or decreased by 10%, respectively.
       The expected exercise multiple may be influenced by the Company’s future stock performance, stock price volatility and employee turnover rates. If the exercise multiple assumption of 1.48 used by the Company during 2006 were increased to 1.7 or decreased to 1.3, the weighted average binomial value of our 2006 stock option grants would have increased by 4% or decreased by 9%, respectively.
MARKET RISK
       The Company is exposed to the impact of interest rate changes, foreign currency fluctuations and changes in the market values of its investments.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)
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
Item 4. Controls and Procedures
       Evaluation of Disclosure Controls and Procedure – We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors.
       Based on their evaluation as of April 1, 2006, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
       Since our Form 10-K filing for the year ended October 1, 2005, developments identified below occurred in the following legal proceedings. For information on certain other legal proceedings, see Note 11 to the Condensed Consolidated Financial Statements included in this report.
       Milne and Disney Enterprises, Inc. v. Stephen Slesinger, Inc. On November 5, 2002, Clare Milne, the granddaughter of A. A. Milne, author of the Winnie the Pooh books, and the Company’s subsidiary Disney Enterprises, Inc. (DEI) filed a complaint against Stephen Slesinger, Inc. (SSI) in the United States District Court for the Central District of California. On November 4, 2002, Ms. Milne served notices to SSI and DEI terminating A. A. Milne’s prior grant of rights to Winnie the Pooh, effective November 5, 2004, and granted all of those rights to DEI. In their lawsuit, Ms. Milne and DEI seek a declaratory judgment, under United States copyright law, that Ms. Milne’s termination notices were valid; that SSI’s rights to Winnie the Pooh in the United States terminated effective November 5, 2004; that upon termination of SSI’s rights in the United States, the 1983 licensing agreement that is the subject of the Stephen Slesinger, Inc. v. The Walt Disney Company lawsuit terminated by operation of law; and that, as of November 5, 2004, SSI was entitled to no further royalties for uses of Winnie the Pooh. SSI filed (a) an answer denying the material allegations of the complaint and (b) counterclaims seeking a declaration that (i) Ms. Milne’s grant of rights to DEI is void and unenforceable and (ii) DEI remains obligated to pay SSI royalties under the 1983 licensing agreement. SSI also filed a motion to dismiss the complaint or, in the alternative, for summary judgment. Subsequently, the Court ruled that Milne’s termination notices are invalid and dismissed SSI’s counterclaims as moot. Following further motions SSI filed an amended answer and counterclaims and a third-party complaint against Harriet Hunt (heir to E. H. Shepard, illustrator of the original Winnie the Pooh stories), who had served a notice of termination and a grant of rights similar to Ms. Milne’s. By order dated August 3, 2004, the Court granted SSI leave to amend its answer to assert counterclaims against the Company allegedly arising from the Milne and Hunt terminations and the grant of rights to DEI for (a) unlawful and unfair business practices; and (b) breach of the 1983 licensing agreement. In November 2004, the District Court granted a motion by Milne to dismiss her complaint for the purpose of obtaining a final appealable order of dismissal, so as to permit her appeal to the Court of Appeals to proceed. Following oral argument, the Court of Appeals, on December 8, 2005, affirmed the trial court’s grant of summary judgment in favor of SSI and against Milne, whose motion for a hearing en banc was denied on January 19, 2006. On April 17, 2006, Milne filed a petition for a writ of certiorari in the United States Supreme Court.
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
ITEM 1A. Risk Factors
       The Private Securities Litigation Reform Act of 1995 (the Act) provides a safe harbor for “forward-looking statements” made by or on behalf of the Company. We may from time to time make written or oral statements that are “forward-looking” including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to our shareholders. All forward-looking statements are made on the basis of management’s views and assumptions regarding future events and business performance as of the time the statements are made and the Company does not undertake any obligation to update its disclosure relating to forward looking matters. Actual results may differ materially from those expressed or implied. Such differences may result from actions taken by the Company, including restructuring or strategic initiatives (including capital investments or asset acquisitions or dispositions), as well as from developments beyond the Company’s control, including: adverse weather conditions or natural disasters; health concerns; international, political or military developments; technological developments; and changes in domestic and global economic conditions, competitive conditions and consumer preferences. Such developments may affect travel and leisure businesses generally and may, among other things, affect

PART II. OTHER INFORMATION (continued)
the performance of the Company’s theatrical and home entertainment releases, the advertising market for broadcast and cable television programming, expenses of providing medical and pension benefits, demand for our products and performance of some or all company businesses either directly or through their impact on those who distribute our products. Additional factors are set forth below and in the 2005 Annual Report under the Item 1A, “Risk Factors.”
       Demand for our products and services, particularly our theme parks and resorts, is highly dependent on the general environment for travel and tourism. The environment for travel and tourism as well as demand for other entertainment products can be significantly adversely affected in the United States, globally or in specific regions as a result of a variety of factors beyond our control, including: adverse weather conditions or natural disasters (such as excessive heat or rain, hurricanes and earthquakes); health concerns; international, political or military developments; and terrorist attacks. These events, and others such as fluctuations in travel and energy costs and computer virus attacks or other widespread computing or telecommunications failures, may also damage our ability to provide our products and services or to obtain insurance coverage with respect to such events. Due to recent weather events, we are currently limited in the extent of insurance we can obtain for wind damage and are carrying more self-insurance with respect to this risk than we have in the past.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
       The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended April 1, 2006:

			Total
			Number of	Maximum
			Shares	Number of
			Purchased as	Shares that
			Part of	May Yet Be
	Total		Publicly	Purchased
	Number of	Average	Announced	Under the
	Shares	Price Paid	Plans or	Plans or
Period	Purchased (1)	per Share	Programs	Programs (2)

January 1, 2006 – January 31, 2006	140,010	$25.36	—	400 million
February 1, 2006 – February 28, 2006	2,274,977	$27.36	2,130,768	398 million
March 1, 2006 – April 1, 2006	16,488,378	$28.12	16,335,888	382 million

Total	18,903,365	$28.01	18,466,656	382 million

(1)	436,709 shares were purchased on the open market to provide shares to participants in the Walt Disney Investment Plan (WDIP) and Employee Stock Purchase Plan (ESPP). These purchases were not made pursuant to a publicly announced repurchase plan or program.

(2)	Under a share repurchase program most recently reaffirmed by the Company’s Board of Directors on April 21, 1998, and implemented effective June 10, 1998, the Company was authorized to repurchase up to 400 million shares of its common stock. As of December 31, 2005, the Company had authorization in place to repurchase approximately 175 million additional shares. In January 2006, the Company’s Board of Directors increased the repurchase authorization to a total of 400 million shares, and the total reflects this increased authorization. The repurchase program does not have an expiration date. As of April 1, 2006, the Company had authorization in place to repurchase approximately 382 million additional shares.

PART II. OTHER INFORMATION (continued)
ITEM 4. Submission of Matters to a Vote of Security Holders
       The following matters were submitted to a vote of security holders during the Company’s annual meeting of shareholders held on March 10, 2006.

		Votes	Authority
		Cast For	Withheld
1.	Election of Directors
	John E. Bryson	1,603,348,498	40,677,594
	John S. Chen	1,615,150,940	28,875,152
	Judith L. Estrin	1,610,072,875	33,953,217
	Robert A. Iger	1,610,826,065	33,200,027
	Fred H. Langhammer	1,611,124,372	32,901,720
	Aylwin B. Lewis	1,611,048,564	32,977,528
	Monica C. Lozano	1,612,643,119	31,382,973
	Robert W. Matschullat	1,614,980,343	29,045,749
	George J. Mitchell	1,548,209,536	95,816,556
	Leo J. O’Donovan, S.J.	1,607,970,084	36,056,008
	John E. Pepper, Jr.	1,614,599,693	29,426,399
	Orin C. Smith	1,607,493,256	36,532,836
	Gary L. Wilson	1,609,374,977	34,651,115

					Broker
		For	Against	Abstentions	Non-Votes

2.	Ratification of PricewaterhouseCoopers LLP as registered public accountants	1,596,023,974	28,826,823	19,175,295	—
3.	Shareholder proposal relating to greenmail	266,346,968	1,010,370,669	50,244,549	317,063,906
4.	Shareholder proposal relating to China labor standards	107,735,244	1,071,414,585	147,811,749	317,064,514
ITEM 6. Exhibits
       See Index of Exhibits.

SIGNATURE
       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WALT DISNEY COMPANY

(Registrant)

By:	/s/ THOMAS O. STAGGS

Thomas O. Staggs, Senior Executive Vice
President and Chief Financial Officer
May 9, 2006
Burbank, California

INDEX OF EXHIBITS

Document Incorporated by Reference
Number and Description of Exhibit		from a Previous Filing or Filed
(Numbers Coincide with Item 601 of Regulation S-K)		Herewith, as Indicated below

2(a)	Separation Agreement, dated as of February 6, 2006, between Disney and Spinco	Incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K of the Company filed February 10, 2006

2(b)	Agreement and Plan of Merger, dated as of February 6, 2006, between Disney, Spinco, Citadel and Merger Sub	Incorporated herein by reference to Exhibit 2.2 to the Current Report on Form 8-K of the Company filed February 10, 2006

10(a)	Support Agreement, dated as of February 6, 2006, between Disney, Spinco and Citadel	Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed February 10, 2006

10(b)	Amended and Restated Five Year Credit Agreement dated as of February 22, 2006	Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed March 31, 2006

10(c)	Amended and Restated Four Year Credit Agreement dated as of February 22, 2006	Incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company filed March 31, 2006

31(a)	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

31(b)	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32(a)	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished

32(b)	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished

*	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.