Form 10-Q
period 2006-07-01
WALT DISNEY CO/
filed 2006-08-09
CIK 1001039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 1, 2006	Commission File Number 1-11605

Incorporated in Delaware	I.R.S. Employer Identification
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

YES                    NO  X

There were 2,090,144,024 shares of common stock outstanding as of August 2, 2006

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE WALT DISNEY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited; in millions, except per share data)

	Quarter Ended		Nine Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Revenues	$8,620	$7,715	$25,501	$24,210

Costs and expenses	(6,832)	(6,433)	(21,366)	(20,703)

Gains on sale of equity investment and business	—	26	70	26

Restructuring and impairment (charges) and other credits, net	18	(2)	18	(26)

Net interest expense	(133)	(134)	(441)	(364)

Equity in the income of investees	136	125	355	363

Income before income taxes and minority interests	1,809	1,297	4,137	3,506

Income taxes	(611)	(439)	(1,444)	(1,225)

Minority interests	(73)	(47)	(101)	(127)

Net income	$1,125	$811	$2,592	$2,154

Earnings per share:
Diluted	$0.53	$0.39	$1.28	$1.03

Basic	$0.54	$0.40	$1.31	$1.06

Weighted average number of common and common equivalent shares outstanding:
Diluted	2,147	2,096	2,045	2,105

Basic	2,071	2,031	1,978	2,039

See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited; in millions, except per share data)

	July 1, 2006	October 1, 2005
ASSETS
Current assets
Cash and cash equivalents	$1,953	$1,723
Receivables	4,743	4,585
Inventories	641	626
Television costs	454	510
Deferred income taxes	749	749
Other current assets	625	652

Total current assets	9,165	8,845

Film and television costs	5,499	5,427
Investments	1,253	1,226
Parks, resorts and other property, at cost
Attractions, buildings and equipment	28,406	27,570
Accumulated depreciation	(13,527)	(12,605)

	14,879	14,965
Projects in progress	936	874
Land	1,191	1,129

	17,006	16,968
Intangible assets, net	2,936	2,731
Goodwill	22,534	16,974
Other assets	964	987

	$59,357	$53,158

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and other accrued liabilities	$4,811	$5,339
Current portion of borrowings	2,692	2,310
Unearned royalties and other advances	1,848	1,519

Total current liabilities	9,351	9,168

Borrowings	9,974	10,157
Deferred income taxes	2,453	2,430
Other long-term liabilities	3,789	3,945
Minority interests	1,256	1,248
Commitments and contingencies (Note 12)	—	—
Shareholders’ equity
Preferred stock, $.01 par value
Authorized – 100 million shares, Issued – none	—	—
Common stock, $.01 par value
Authorized – 3.6 billion shares, Issued – 2.5 billion shares at July 1, 2006 and 2.2 billion shares at October 1, 2005	21,629	13,288
Retained earnings	19,848	17,775
Accumulated other comprehensive loss	(606)	(572)

	40,871	30,491
Treasury stock, at cost, 339.8 million shares at July 1, 2006 and 192.8 million shares at October 1, 2005	(8,337)	(4,281)

	32,534	26,210

	$59,357	$53,158

See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in millions)

	Nine Months Ended
	July 1, 2006	July 2, 2005
OPERATING ACTIVITIES
Net income	$2,592	$2,154
Depreciation and amortization	1,088	1,006
Gains on sale of equity investment and business	(70)	(26)
Deferred income taxes	(132)	60
Equity in the income of investees	(355)	(363)
Cash distributions received from equity investees	361	279
Minority interests	101	127
Net change in film and television costs	444	263
Equity based compensation	285	279
Other	(134)	(182)
Changes in operating assets and liabilities, excluding effects of the Pixar acquisition:
Receivables	(142)	(261)
Inventories	(8)	41
Other assets	48	(41)
Accounts payable and other accrued liabilities	(310)	(347)
Income taxes	(119)	(61)

Cash provided by operations	3,649	2,928

INVESTING ACTIVITIES
Investments in parks, resorts and other property	(770)	(1,187)
Sales of investments	1,073	15
Working capital proceeds from The Disney Stores North America sale	—	100
Sales of equity investment and business	81	29
Other	(28)	(26)

Cash provided by (used in) investing activities	356	(1,069)

FINANCING ACTIVITIES
Commercial paper borrowings, net	1,381	819
Borrowings	448	245
Reduction of borrowings	(1,724)	(1,723)
Dividends	(519)	(490)
Repurchases of common stock	(4,056)	(1,361)
Euro Disney equity offering	—	171
Equity partner contributions	48	104
Exercise of stock options and other	647	368

Cash used by financing activities	(3,775)	(1,867)

Increase (decrease) in cash and cash equivalents	230	(8)
Cash and cash equivalents, beginning of period	1,723	2,042

Cash and cash equivalents, end of period	$1,953	$2,034

See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

1.	Principles of Consolidation

These Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these Condensed Consolidated Financial Statements. Operating results for the quarter ended July 1, 2006 are not necessarily indicative of the results that may be expected for the year ending September 30, 2006. Certain reclassifications have been made in the fiscal 2005 financial statements to conform to the fiscal 2006 presentation.

These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended October 1, 2005 and the Company’s Current Report on Form 8-K dated February 16, 2006.

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

The operating segments reported below are the segments of the Company for which separate financial information is available and for which segment results are evaluated regularly by the Chief Executive Officer in deciding how to allocate resources and in assessing performance. Beginning with the first quarter of fiscal year 2006, the Company reports the performance of its operating segments including equity in the income of investees to align with how management now reports and measures segment performance for internal management purposes. Previously, equity in the income of investees was reported as a reconciling item between segment operating income and income before income taxes and minority interests. Results for the quarter and nine months ended July 2, 2005 have been reclassified to conform to the current period presentation. Equity investees consist primarily of A&E Television Network, Lifetime Television and E! Entertainment Television, which are cable businesses included in the Media Networks segment.

Equity in the income of investees by segment is as follows:

	Quarter Ended		Nine Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Media Networks (1)	$128	$119	$336	$346
Parks and Resorts	—	—	1	—
Consumer Products	8	6	18	17

	$136	$125	$355	$363

(1)	Substantially all of these amounts relate to investments at Cable Networks.

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

The following table summarizes the third quarter and nine months segment operating results for fiscal 2006 and 2005:

	Quarter Ended		Nine Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Revenues (1) :
Media Networks	$3,740	$3,386	$10,965	$9,855
Parks and Resorts	2,730	2,449	7,383	6,663
Studio Entertainment	1,705	1,462	5,524	6,084
Consumer Products	445	418	1,629	1,608

	$8,620	$7,715	$25,501	$24,210

Segment operating income (1) :
Media Networks	$1,152	$1,092	$2,727	$2,463
Parks and Resorts	549	437	1,138	869
Studio Entertainment	240	(44)	515	520
Consumer Products	105	62	479	405

	$2,046	$1,547	$4,859	$4,257

(1)	The Studio Entertainment segment receives royalties on Consumer Products sales of merchandise based on certain Studio film properties. This intersegment revenue and operating income was $25 million and $16 million for the quarters ended July 1, 2006 and July 2, 2005, respectively, and $82 million and $69 million for the nine months ended July 1, 2006 and July 2, 2005, respectively.

A reconciliation of segment operating income to income before income taxes and minority interests is as follows:

	Quarter Ended		Nine Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Segment operating income	$2,046	$1,547	$4,859	$4,257
Corporate and unallocated shared expenses	(119)	(137)	(361)	(379)
Amortization of intangible assets	(3)	(3)	(8)	(8)
Gains on sale of equity investment and business	—	26	70	26
Restructuring and impairment (charges) and other credits, net	18	(2)	18	(26)
Net interest expense	(133)	(134)	(441)	(364)

Income before income taxes and minority interests	$1,809	$1,297	$4,137	$3,506

3.	Gains on Sale of Equity Investment and Business

On October 7, 2005, the Company sold its Discover Magazine business, which resulted in a pre-tax gain of $13 million. In addition, on November 23, 2005, the Company sold a cable television equity investment in Spain, which resulted in a pre-tax gain of $57 million.

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

4.	Business Combinations and Dispositions

Acquisition of Pixar

On May 5, 2006 (the “Closing Date”), the Company completed its all stock acquisition of Pixar, a digital animation studio (the “Acquisition”). To purchase Pixar, Disney exchanged 2.3 shares of its common stock for each share of Pixar common stock resulting in the issuance of 279 million shares of Disney common stock and converted previously issued vested and unvested Pixar equity-based awards into approximately 45 million Disney equity-based awards. The issuance of these shares and equity-based awards on the Closing Date resulted in an increase of approximately 288 million in the then outstanding Disney shares on a diluted basis.

The results of Pixar’s operations have been included in the Company’s consolidated financial statements since the Closing Date. Disney believes that the creation of high quality feature animation is a key driver of success across many of its businesses and provides content useful across a variety of traditional and new platforms throughout the world. The acquisition of Pixar is intended to support the Company’s strategic priorities of creating the finest content, embracing leading-edge technologies and strengthening its global presence.

The Acquisition purchase price was $7.5 billion ($6.4 billion, net of Pixar’s cash and investments of approximately $1.1 billion). The value of the stock issued was calculated based on the market value of the Company’s common stock using the average stock price for the five-day period beginning two days before the acquisition announcement date on January 24, 2006. The fair value of the vested equity-based awards issued at the Closing Date was estimated using the Black-Scholes option pricing model, as the information required to use the binomial valuation model was not reasonably available.

In connection with the Acquisition, the Company recorded a non-cash, non-taxable gain from the deemed termination of the existing Pixar distribution agreement. Under our previously existing distribution agreement with Pixar, the Company earned a distribution fee which, based on current market rates at the Closing Date, was favorable to the Company. In accordance with EITF 04-1, Accounting for Pre-Existing Relationships between the Parties to a Business Combination, the Company recognized a $48 million gain, representing the net present value of the favorable portion of the distribution fee over the remaining life of this agreement. This gain is classified in “Restructuring and impairment (charges) and other credits, net” in the Condensed Consolidated Statements of Income.

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

The Company is required to allocate the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values at the Closing Date. The fair values were determined primarily through third party appraisals. The excess of the purchase price over those fair values was recorded as goodwill, which is not amortizable for tax purposes. The Company is currently in the process of finalizing the valuation of the assets acquired and liabilities assumed; therefore, the fair values set forth below are subject to adjustment as additional information is obtained. The Company is also in the process of allocating the goodwill resulting from the Acquisition to its operating segments and related reporting units. The following table summarizes the allocation of the purchase price:

	Fair Value	Weighted Average Useful Lives (years)
Cash and cash equivalents	$11
Investments	1,073
Prepaid and other assets	47
Film costs	500	12
Buildings and equipment	225	16
Intangibles	233	5
Goodwill	5,568

Total assets acquired	$7,657

Accounts payable and other accrued liabilities	63
Deferred income taxes	99

Total liabilities assumed	$162

Net assets acquired	$7,495

Included in intangible assets is $164 million of indefinite lived assets relating to Pixar trademarks and tradenames.

The following table presents pro forma results of Disney, as though Pixar had been acquired as of the beginning of the respective periods presented. These pro forma results do not necessarily represent what would have occurred if the Acquisition had taken place on the dates presented and does not represent the results that may occur in the future. The pro forma amounts represent the historical operating results of Disney and Pixar with adjustments for purchase accounting. The $48 million non-cash gain pursuant to EITF 04-1 has been included in net income in the quarter and nine months ended July 1, 2006.

	Quarter Ended		Nine Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Revenues	$8,621	$7,719	$25,515	$24,235
Net Income	1,120	809	2,603	2,253

Earnings per share:
Diluted	$0.50	$0.34	$1.15	$0.95

Basic	$0.51	$0.35	$1.18	$0.97

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

In connection with the Acquisition, the Company abandoned the Pixar sequel projects commenced by the Company prior to the acquisition and recorded a pre-tax impairment charge totaling $26 million, which represents the costs of these projects incurred to date. This impairment charge is classified in “Restructuring and impairment (charges) and other credits, net” in the Condensed Consolidated Statements of Income.

ABC Radio Transaction

On February 6, 2006, the Company and Citadel Broadcasting Corporation (Citadel) announced an agreement to merge the ABC Radio business, which is comprised of 22 radio stations and the ABC Radio Network, with Citadel. The merger is to occur after the ABC Radio business is distributed to Disney shareholders (the “Distribution”). Disney shareholders would own approximately 52% of the new company and the Company is expecting to retain between $1.4 billion and $1.65 billion in cash, depending on the market price of Citadel at the date of closing. This cash will be obtained from loan proceeds raised by ABC Radio from a third party lender prior to the Distribution. The ESPN Radio and Radio Disney network and station businesses are not included in the transaction. Based on Citadel’s stock price on August 4, 2006, the transaction was valued at approximately $2.5 billion but may change depending upon Citadel’s stock price when the transaction closes. The transaction is expected to close by the end of the calendar year 2006, subject to regulatory approvals.

5.	Borrowings

During the nine months ended July 1, 2006, the Company’s borrowing activity was as follows:

	October 1, 2005	Additions	Payments	Other Activity	July 1, 2006
Commercial paper borrowings	$754	$1,381	$—	$—	$2,135
U.S. medium-term notes	5,849	—	(1,600)	—	4,249
Convertible senior notes	1,323	—	—	—	1,323
Other U.S. dollar denominated debt	305	—	—	—	305
Privately placed debt	158	—	(51)	—	107
European medium-term notes	213	88	—	—	301
Preferred stock	363	—	—	(7)	356
Capital Cities/ABC debt	186	—	—	—	186
Film financing	75	228	(71)	1	233
Other	288	—	(2)	(43)	243
Euro Disney borrowings (1)	2,036	—	—	120	2,156
Hong Kong Disneyland borrowings	917	132	—	23	1,072

Total	$12,467	$1,829	$ (1,724)	$94	$12,666

(1)	Other activity included a $102 million increase from foreign currency translation as a result of the weakening of the U.S. dollar against the Euro.

The Company’s bank facilities are as follows:

	Committed Capacity	Capacity Used	Unused Capacity
Bank facility expiring 2010	$2,250	$—	$2,250
Bank facility expiring 2011	2,250	208	2,042

Total	$4,500	$208	$4,292

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

In February 2006, the Company amended its two bank facilities. The amendments included an extension of the maturity of one of the facilities from 2009 to 2011. In addition, the Company also increased the amount of letters of credit that can be issued to $800 million from $500 million under the facility expiring in 2011. Any letter of credit issuances reduce available borrowings. These bank facilities allow for borrowings at LIBOR-based rates plus a spread, which depends on the Company’s public debt rating and can range from 0.175% to 0.75%. As of July 1, 2006, the Company had not borrowed under these bank facilities although $208 million of letters of credit had been issued under the facility expiring in 2011. The capacity of these bank facilities remains $4.5 billion.

The Company may use commercial paper borrowings up to the amount of its unused bank facilities shown above, in conjunction with term debt issuance and operating cash flow, to retire or refinance other borrowings before or as they come due.

In July 2006, the Company issued $750 million of notes under its United States Medium-Term Note Program which bear interest at a rate of 5.70% and mature in 2011. The proceeds from the notes were used for general corporate purposes.

6.	Euro Disney and Hong Kong Disneyland

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

The following table presents a condensed consolidating balance sheet for the Company as of July 1, 2006, reflecting the impact of consolidating the balance sheets of Euro Disney and Hong Kong Disneyland.

	Before Euro Disney and Hong Kong Disneyland Consolidation	Euro Disney, Hong Kong Disneyland and Adjustments	Total
Cash and cash equivalents	$1,467	$486	$1,953
Other current assets	6,948	264	7,212

Total current assets	8,415	750	9,165
Investments	2,047	(794)	1,253
Fixed assets	12,471	4,535	17,006
Other assets	31,912	21	31,933

Total assets	$54,845	$4,512	$59,357

Current portion of borrowings	$2,691	$1	$2,692
Other current liabilities	6,211	448	6,659

Total current liabilities	8,902	449	9,351
Borrowings	6,747	3,227	9,974
Deferred income taxes and other long-term liabilities	6,071	171	6,242
Minority interest	591	665	1,256
Shareholders’ equity	32,534	—	32,534

Total liabilities and shareholders’ equity	$54,845	$4,512	$59,357

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

The following table presents a condensed consolidating income statement of the Company for the quarter ended July 1, 2006, reflecting the impact of consolidating the income statements of Euro Disney and Hong Kong Disneyland.

	Before Euro Disney and Hong Kong Disneyland Consolidation	Euro Disney, Hong Kong Disneyland and Adjustments	Total
Revenues	$8,222	$398	$8,620
Cost and expenses	(6,414)	(418)	(6,832)
Restructuring and impairment (charges) and other credits, net	18	—	18
Net interest expense	(113)	(20)	(133)
Equity in the income of investees	122	14	136

Income (loss) before income taxes and minority interests	1,835	(26)	1,809
Income taxes	(616)	5	(611)
Minority interests	(94)	21	(73)

Net income	$1,125	$—	$1,125

The following table presents a condensed consolidating income statement of the Company for the nine months ended July 1, 2006, reflecting the impact of consolidating the income statements of Euro Disney and Hong Kong Disneyland.

	Before Euro Disney and Hong Kong Disneyland Consolidation	Euro Disney, Hong Kong Disneyland and Adjustments	Total
Revenues	$24,394	$1,107	$25,501
Cost and expenses	(20,168)	(1,198)	(21,366)
Gains on sale of equity investment and business	70	—	70
Restructuring and impairment (charges) and other credits, net	18	—	18
Net interest expense	(349)	(92)	(441)
Equity in the income of investees	278	77	355

Income (loss) before income taxes and minority interests	4,243	(106)	4,137
Income taxes	(1,459)	15	(1,444)
Minority interests	(192)	91	(101)

Net income	$2,592	$—	$2,592

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

The following table presents a condensed consolidating cash flow statement of the Company for the nine months ended July 1, 2006, reflecting the impact of consolidating the cash flow statements of Euro Disney and Hong Kong Disneyland.

	Before Euro Disney and Hong Kong Disneyland Consolidation	Euro Disney, Hong Kong Disneyland and Adjustments	Total
Cash provided (used) by operations	$3,730	$(81)	$3,649
Investments in parks, resorts and other property	(588)	(182)	(770)
Other investing activities	1,091	35	1,126
Cash (used) provided by financing activities	(3,954)	179	(3,775)

Increase (decrease) in cash and cash equivalents	279	(49)	230
Cash and cash equivalents, beginning of period	1,188	535	1,723

Cash and cash equivalents, end of period	$1,467	$486	$1,953

7.	Pension and Other Benefit Programs

The components of net periodic benefit cost are as follows:

	Pension Plans				Postretirement Medical Plans
	Quarter Ended		Nine Months Ended		Quarter Ended		Nine Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Service cost	$47	$34	$139	$102	$8	$8	$24	$24

Interest cost	54	58	166	174	15	15	45	45

Expected return on plan assets	(52)	(55)	(156)	(165)	(4)	(4)	(12)	(12)

Recognized net actuarial loss	36	15	106	45	11	8	33	24

Net periodic benefit cost	$85	$52	$255	$156	$30	$27	$90	$81

During the third quarter of fiscal year 2006, the Company made contributions of $334 million into its pension and postretirement medical plans. Approximately $38 million is expected to be contributed to the pension and postretirement medical plans during the fourth quarter.

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

8.	Earnings Per Share

Diluted earnings per share amounts are based upon the weighted average number of common and common equivalent shares outstanding during the period and are calculated using the treasury stock method for stock options and assuming conversion of the Company’s convertible senior notes. For the quarters ended July 1, 2006 and July 2, 2005, options for 67 million and 90 million shares, respectively, were excluded from the diluted earnings per share calculation as they were anti-dilutive. A reconciliation of net income and weighted average number of common and common equivalent shares outstanding for calculating diluted earnings per share is as follows:

	Quarter Ended		Nine Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Net income	$1,125	$811	$2,592	$2,154
Interest expense on convertible senior notes (net of tax)	5	5	16	16

	$1,130	$816	$2,608	$2,170

Shares (in millions):
Weighted average number of common shares outstanding (basic)	2,071	2,031	1,978	2,039
Weighted average dilutive stock options	31	20	22	21
Assumed conversion of convertible senior notes	45	45	45	45

Weighted average number of common and common equivalent shares outstanding (diluted)	2,147	2,096	2,045	2,105

9.	Shareholders’ Equity

The Company declared a $519 million dividend ($0.27 per share) on December 1, 2005 related to fiscal 2005, which was paid on January 6, 2006 to shareholders of record on December 12, 2005. The Company paid a $490 million dividend ($0.24 per share) during the second quarter of fiscal 2005 related to fiscal 2004.

During the nine months ended July 1, 2006, the Company repurchased 147 million shares of Disney common stock for approximately $4.1 billion, of which 80 million shares for approximately $2.4 billion were purchased in the third quarter. As of July 1, 2006, the Company had authorization in place to repurchase approximately 302 million additional shares, of which the Company has repurchased 67 million shares for slightly under $2.0 billion subsequent to quarter-end through August 4, 2006. The repurchase program does not have an expiration date.

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

10.	Comprehensive Income

Comprehensive income is as follows:

	Quarter Ended		Nine Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Net income	$1,125	$811	$2,592	$2,154
Market value adjustments for investments and hedges	(52)	98	(15)	64
Foreign currency translation and other	23	(45)	(19)	9

Comprehensive income	$1,096	$864	$2,558	$2,227

Accumulated other comprehensive loss is as follows:

	July 1, 2006	October 1, 2005
Market value adjustments for investments and hedges	$16	$31
Foreign currency translation and other	87	106
Additional minimum pension liability adjustment	(709)	(709)

Accumulated other comprehensive loss	$(606)	$(572)

11.	Equity Based Compensation

The impact of stock options and restricted stock units (RSUs) on net income is as follows:

	Quarter Ended		Nine Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Stock option compensation expense	$59	$64	$180	$187
RSU compensation expense	39	35	105	92

Total equity based compensation expense	98	99	285	279
Tax impact	(36)	(37)	(106)	(103)

Reduction in net income, net of tax	$62	$62	$179	$176

Unrecognized compensation cost related to outstanding and unvested stock options and RSUs totaled approximately $585 million and $359 million, respectively, as of July 1, 2006.

On January 9, 2006, the Company made its regular annual stock compensation grant which consisted of 19.6 million stock options and 10.2 million RSUs, of which 1.6 million RSUs included market-based performance conditions.

Prior to the fiscal 2006 annual grant, the fair value of options granted was estimated on the grant date using the Black-Scholes option pricing model. Beginning with the fiscal 2006 annual grant, the Company changed to the binomial valuation model. The binomial valuation model considers certain characteristics of fair value option pricing that are not considered under the Black-Scholes model. Similar to the Black-Scholes model, the binomial valuation model takes into account variables such as

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

volatility, dividend yield, and the risk free interest rate. However, the binomial valuation model also considers the expected exercise multiple (the multiple of exercise price to grant price at which exercises are expected to occur on average) and the termination rate (the probability of a vested option being cancelled due to the termination of the option holder) in computing the value of the option. Accordingly, the Company believes that the binomial valuation model should produce a fair value that is more representative of the value of an employee option. In addition, the weighted average expected option term assumption used by the Company for fiscal 2005 grants reflected the application of the simplified method set out in SEC Staff Accounting Bulletin No. 107 (SAB 107). The simplified method defines the expected term of an option as the average of the contractual term of the options and the weighted average vesting period for all option tranches. As SAB 107 only permits the use of the simplified method until December 31, 2007, the Company would have been required to utilize a method other than the simplified method at that time.

The Company used an expected volatility of 26% for fiscal 2006 grants and 27% for fiscal 2005 grants. The weighted average fair values of options at their grant date during the nine months ended July 1, 2006 and July 2, 2005, were $7.21 and $7.71, respectively.

In connection with the acquisition of Pixar on May 5, 2006, the Company converted previously issued vested and unvested Pixar stock-based awards into Disney stock-based awards consisting of 44 million stock options and 1 million RSUs. The fair value of these awards issued was estimated using the Black-Scholes option pricing model, as the information required to use the binomial valuation model was not reasonably available. The methodology utilized to determine the assumptions in the Black-Scholes model was consistent with those used by the Company prior to the adoption of the binomial model.

12.	Commitments and Contingencies

The Company has exposure to various legal and other contingencies arising from the conduct of its businesses.

Legal Matters

Milne and Disney Enterprises, Inc. v. Stephen Slesinger, Inc. On November 5, 2002, Clare Milne, the granddaughter of A. A. Milne, author of the Winnie the Pooh books, and the Company’s subsidiary Disney Enterprises, Inc. (DEI) filed a complaint against Stephen Slesinger, Inc. (SSI) in the United States District Court for the Central District of California. On November 4, 2002, Ms. Milne served notices to SSI and DEI terminating A. A. Milne’s prior grant of rights to Winnie the Pooh, effective November 5, 2004, and granted all of those rights to DEI. In their lawsuit, Ms. Milne and DEI sought a declaratory judgment, under United States copyright law, that Ms. Milne’s termination notices were valid; that SSI’s rights to Winnie the Pooh in the United States terminated effective November 5, 2004; that upon termination of SSI’s rights in the United States, the 1983 licensing agreement that is the subject of the Stephen Slesinger, Inc. v. The Walt Disney Company lawsuit terminated by operation of law; and that, as of November 5, 2004, SSI was entitled to no further royalties for uses of Winnie the Pooh. SSI filed (a) an answer denying the material allegations of the complaint and (b) counterclaims seeking a declaration that (i) Ms. Milne’s grant of rights to DEI is void and unenforceable and (ii) DEI remains obligated to pay SSI royalties under the 1983 licensing agreement. SSI also filed a motion to dismiss the complaint or, in the alternative, for summary judgment. Subsequently, the Court ruled that Milne’s termination notices are invalid and dismissed SSI’s counterclaims as moot. Following further motions SSI filed an amended answer and counterclaims and a third-party complaint against Harriet

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

Hunt (heir to E. H. Shepard, illustrator of the original Winnie the Pooh stories), who had served a notice of termination and a grant of rights similar to Ms. Milne’s. By order dated August 3, 2004, the Court granted SSI leave to amend its answer to assert counterclaims against the Company allegedly arising from the Milne and Hunt terminations and the grant of rights to DEI for (a) unlawful and unfair business practices; and (b) breach of the 1983 licensing agreement. In November 2004, the District Court granted a motion by Milne to dismiss her complaint for the purpose of obtaining a final appealable order of dismissal, so as to permit her appeal to the Court of Appeals to proceed. Following oral argument, the Court of Appeals, on December 8, 2005, affirmed the trial court’s grant of summary judgment in favor of SSI and against Milne, whose motion for a hearing en banc was denied on January 19, 2006. On April 17, 2006, Milne filed a petition for a writ of certiorari in the United States Supreme Court, which denied the petition on June 26, 2006.

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

In Re Pixar Securities Litigation. As previously disclosed by Pixar, on October 21, 2005, a putative class action lawsuit was filed against Pixar, Steven P. Jobs, Edwin E. Catmull and Simon T. Bax in the United States District Court for the Northern District of California. In this case, together with three subsequent cases which have been consolidated, plaintiffs allege that the defendants issued false and misleading statements in certain of Pixar’s press releases and SEC filings between January 18, 2005 and June 30, 2005, concerning earnings Pixar expected to receive for its second fiscal quarter of 2005, ended July 2, 2005, from the home video sales of The Incredibles. Plaintiffs assert claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5. On June 29, 2006, defendants filed a motion to dismiss the complaint.

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

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

Contractual Guarantees

The Company has guaranteed certain special assessment and water/sewer revenue bonds issued by the Celebration Community Development District and the Enterprise Community Development District (collectively, the Districts). The bond proceeds were used by the Districts to finance the construction of infrastructure improvements and the water and sewer system in the mixed-use, residential community of Celebration, Florida. As of July 1, 2006, the remaining debt service obligation guaranteed by the Company was $70 million, of which $45 million was principal. The Company is responsible to satisfy any shortfalls in debt service payments, debt service and maintenance reserve funds, and to ensure compliance with specified rate covenants. To the extent that the Company has to fund payments under its guarantees, the Districts have an obligation to reimburse the Company from future District revenues.

The Company has also guaranteed certain bond issuances by the Anaheim Public Authority that were used by the City of Anaheim to finance construction of infrastructure and a public parking facility adjacent to the Disneyland Resort. Revenues from sales, occupancy and property taxes from the Disneyland Resort and non-Disney hotels are used by the City of Anaheim to repay the bonds. In the event of a debt service shortfall, the Company will be responsible to fund the shortfall. As of July 1, 2006, the remaining debt service obligation guaranteed by the Company was $394 million, of which $107 million was principal. To the extent that subsequent tax revenues exceed the debt service payments in subsequent periods, the Company would be reimbursed for any previously funded shortfalls.

To date, tax revenues have exceeded the debt service payments for both the Celebration and Anaheim bonds.

13.	Income Taxes

As a matter of course, the Company is regularly audited by federal, state and foreign tax authorities. From time to time, these audits result in proposed assessments. The Company believes that its tax positions comply with applicable tax law, and it has adequately provided for any reasonably foreseeable potential assessments. Accordingly, the Company does not anticipate any material earnings impact from any such assessments. In the current year, $16 million and $17 million of tax reserves were released in the second and third quarters, respectively, related to the favorable resolution of certain state income tax matters, and in the first quarter of fiscal 2005, $24 million of tax reserves were released related to the favorable resolution of certain federal income tax matters.

14.	New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position, that based solely on its technical merits is more likely than not to be sustained upon examination by the applicable taxing authority. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 must be applied to all existing tax positions upon initial adoption. The cumulative effect of applying FIN 48 at adoption, if any, is to be reported as an adjustment to opening retained earnings for the year of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006, which is the Company’s 2008 fiscal year, although early adoption is permitted. The Company is currently assessing the potential effect of FIN 48 on its financial statements.

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

Overview

Seasonality

Business Segment Results

Quarter Results

Nine-Month Results

Corporate and Other Non-Segment Items

Financial Condition

Commitments and Contingencies

Other Matters

Market Risk

OVERVIEW

Our summary consolidated results are presented below:

	Quarter Ended			Nine Months Ended
(in millions, except per share data)	July 1, 2006	July 2, 2005	Change	July 1, 2006	July 2, 2005	Change
Revenues	$8,620	$7,715	12%	$25,501	$24,210	5%
Costs and expenses	(6,832)	(6,433)	6%	(21,366)	(20,703)	3%
Gains on sale of equity investment and business	—	26	nm	70	26	nm
Restructuring and impairment (charges) and other credits, net	18	(2)	nm	18	(26)	nm
Net interest expense	(133)	(134)	(1)%	(441)	(364)	21%
Equity in the income of investees	136	125	9%	355	363	(2)%

Income before income taxes and minority interests	1,809	1,297	39%	4,137	3,506	18%
Income taxes	(611)	(439)	39%	(1,444)	(1,225)	18%
Minority interests	(73)	(47)	55%	(101)	(127)	(20)%

Net income	$1,125	$811	39%	$2,592	$2,154	20%

Diluted earnings per share	$0.53	$0.39	36%	$1.28	$1.03	24%

Quarter Results

Revenues for the quarter increased 12%, or $905 million, to $8.6 billion primarily driven by the strong performance from our domestic theme parks, where attendance was favorably impacted by the timing of the Easter holiday season and positive responses to new guest offerings, the strong DVD sales of The Chronicles of Narnia: The Lion, The Witch and The Wardrobe, higher affiliate revenues at ESPN, higher advertising revenues at the ABC Television Network due to higher advertising rates, and a full quarter of theme park operations at Hong Kong Disneyland as compared to the prior year quarter when the park was not yet open.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)

Net income increased 39%, or $314 million, to $1.1 billion due to the strong performance of The Chronicles of Narnia: The Lion, The Witch and The Wardrobe at worldwide home entertainment, revenue growth at ESPN partially offset by higher programming expenses, reduced distribution costs associated with Miramax theatrical releases and stronger performance at both of our domestic theme parks.

Diluted earnings per share increased 36% to $0.53 in the current quarter. Results for the quarter and prior-year quarter were impacted by the items summarized in the following tables:

Favorable/(unfavorable) impact	Quarter ended July 1, 2006
	Pre-Tax	Tax	After-Tax
Non-taxable gain on deemed termination of Pixar distribution agreement	$48	$—	$48
Impairment of Pixar related sequel projects	(26)	10	(16)

	$22	$10	$32

	Quarter ended July 2, 2005
	Pre-Tax	Tax	After-Tax
Partial impairment of cable television investment	$(32)	$12	$(20)
Write-downs related to the MovieBeam venture	(24)	9	(15)
Gain on sale of Mighty Ducks	26	(10)	16

	$(30)	$11	$(19)

Nine Month Results

Revenues for the nine months increased 5%, or $1.3 billion, to $25.5 billion. The increase was driven by the strong performance from both of our domestic theme parks, led by the on-going success of the 50th anniversary celebration, increased advertising revenues at the ABC Television Network driven by strength in ratings and higher rates, a full nine months of theme park operations at Hong Kong Disneyland as compared to the prior year period when the park was not yet open, higher license fees from sales of Touchstone Television dramas in international markets and higher affiliate revenues at ESPN driven by contractual rate increases. These increases were partially offset by lower DVD unit sales at home entertainment.

Net income increased 20%, or $438 million, to $2.6 billion driven by the strong performance at both of our domestic theme parks, improved primetime results at the ABC Television Network and growth at ESPN.

Diluted earnings per share increased 24% to $1.28 in the nine month period. In addition to the non-taxable gain on the deemed termination of the Pixar distribution agreement and the impairment of Pixar-related sequel projects, the current nine months benefited from gains of $70 million ($44 million after-tax) related to the sales of a cable television equity investment in Spain and the Discover Magazine business. In addition to the gain from the sale of the Mighty Ducks of Anaheim and the investment impairment and write-downs disclosed above, the prior nine-month period included a $61 million benefit ($38 million after-tax) on the restructuring of Euro Disney’s borrowings, a $24 million benefit from the favorable resolution of certain tax matters, a $32 million charge ($20 million after-tax) to write-down an investment and restructuring and impairment charges totaling $26 million ($16 million after-tax) related to the sale of the Disney Store North America.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)

SEASONALITY

The Company’s businesses are subject to the effects of seasonality. Consequently, the operating results for the quarter and nine months ended July 1, 2006 for each business segment, and for the Company as a whole, are not necessarily indicative of results to be expected for the full year.

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

Consumer Products revenues are influenced by seasonal consumer purchasing behavior and the timing of animated theatrical releases.

BUSINESS SEGMENT RESULTS

The Company evaluates the performance of its operating segments based on segment operating income, which is shown below along with segment revenues:

	Quarter Ended		Change	Nine Months Ended		Change
(in millions)	July 1, 2006	July 2, 2005		July 1, 2006	July 2, 2005
Revenues:
Media Networks	$3,740	$3,386	10%	$10,965	$9,855	11%
Parks and Resorts	2,730	2,449	11%	7,383	6,663	11%
Studio Entertainment	1,705	1,462	17%	5,524	6,084	(9)%
Consumer Products	445	418	6%	1,629	1,608	1%

	$8,620	$7,715	12%	$25,501	$24,210	5%

Segment operating income (1):
Media Networks	$1,152	$1,092	5%	$2,727	$2,463	11%
Parks and Resorts	549	437	26%	1,138	869	31%
Studio Entertainment	240	(44)	nm	515	520	(1)%
Consumer Products	105	62	69%	479	405	18%

	$2,046	$1,547	32%	$4,859	$4,257	14%

(1)	Beginning in the first quarter of fiscal 2006, segment operating income includes equity in the income of investees. Results for the quarter and nine months ended July 2, 2005 have been reclassified to conform to the current year presentation. In the Business Segment Results discussion, equity in the income of investees is included in segment operating income, but does not affect segment revenues or costs and expenses.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)

The following table reconciles segment operating income to income before income taxes and minority interests:

	Quarter Ended		Change	Nine Months Ended		Change
(in millions)	July 1, 2006	July 2, 2005		July 1, 2006	July 2, 2005
Segment operating income	$2,046	$1,547	32%	$4,859	$4,257	14%
Corporate and unallocated shared expenses	(119)	(137)	(13)%	(361)	(379)	(5)%
Amortization of intangible assets	(3)	(3)	—	(8)	(8)	—
Gains on sale of equity investment and business	—	26	nm	70	26	nm
Restructuring and impairment (charges) and other credits, net	18	(2)	nm	18	(26)	nm
Net interest expense	(133)	(134)	(1)%	(441)	(364)	21%

Income before income taxes and minority interests	$1,809	$1,297	39%	$4,137	$3,506	18%

Depreciation expense is as follows:

	Quarter Ended			Nine Months Ended
(in millions)	July 1, 2006	July 2, 2005	Change	July 1, 2006	July 2, 2005	Change
Media Networks
Cable Networks	$21	$21	—	$60	$58	3%
Broadcasting	26	25	4%	77	75	3%

Total Media Networks	47	46	2%	137	133	3%

Parks and Resorts
Domestic	199	206	(3)%	608	578	5%
International	71	49	45%	207	149	39%

Total Parks and Resorts	270	255	6%	815	727	12%

Studio Entertainment	9	6	50%	20	20	—
Consumer Products	5	7	(29)%	15	20	(25)%

Segment depreciation expense	331	314	5%	987	900	10%
Corporate and unallocated	28	33	(15)%	93	98	(5)%

Total depreciation expense	$359	$347	3%	$1,080	$998	8%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)

Business Segment Results – Quarter Results

Media Networks

The following table provides supplemental revenue and segment operating income detail for the Media Networks segment:

	Quarter Ended			Nine Months Ended
(in millions)	July 1, 2006	July 2, 2005	Change	July 1, 2006	July 2, 2005	Change
Revenues:
Cable Networks	$2,164	$1,933	12%	$5,801	$5,362	8%
Broadcasting	1,576	1,453	8%	5,164	4,493	15%

	$3,740	$3,386	10%	$10,965	$9,855	11%

Segment operating income:
Cable Networks	$969	$839	15%	$2,150	$2,047	5%
Broadcasting	183	253	(28)%	577	416	39%

	$1,152	$1,092	5%	$2,727	$2,463	11%

Revenues

Media Networks revenues increased 10%, or $354 million, to $3.7 billion, consisting of a 12% increase, or $231 million, at the Cable Networks and an 8% increase, or $123 million, at Broadcasting.

Increased Cable Networks revenues were due to growth of $193 million from cable and satellite operators and $26 million from advertising revenues. Revenues from cable and satellite operators are generally derived from fees charged on a per subscriber basis. The increase in the current quarter was primarily due to contractual rate increases and increased recognition of previously deferred revenues related to annual programming commitments at ESPN. The increase in advertising revenues was driven by higher ratings at ESPN. Additionally, revenues at the domestic Disney Channel increased primarily due to higher affiliate rates and subscriber growth.

The Company’s contractual arrangements with cable and satellite operators are renewed or renegotiated from time to time in the ordinary course of business, and certain of these arrangements are currently in negotiation. Consolidation in the cable and satellite distribution industry and other factors may adversely affect the Company’s ability to obtain and maintain contractual terms for the distribution of its various cable and satellite programming services that are as favorable as those currently in place. If this were to occur, revenues from Cable Networks could increase at slower rates than in the past or could stabilize or decline. Certain of the Company’s existing contracts with cable and satellite operators as well as contracts in negotiation include annual programming commitments. In these cases, revenue subject to the commitment is deferred until the annual commitments are satisfied which generally results in revenue shifting from the first half of the year to the second half. During the quarter, the Company recognized previously deferred programming commitment revenues of $106 million related to these commitments compared to $42 million in the prior-year quarter driven by new programming commitment provisions in affiliate contracts.

Increased Broadcasting revenues were primarily due to growth at the ABC Television Network and at Television Production and Distribution. The growth at the ABC Television Network was primarily due to higher advertising revenues resulting from higher rates. The increase at Television Production and Distribution was driven by increased sales in the international markets for Touchstone Television series including Ghost Whisperer, Grey’s Anatomy and Criminal Minds.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)

Costs and Expenses

Costs and expenses, which consist primarily of programming rights costs, production costs, distribution and marketing expenses, labor costs and general and administrative costs, increased 13%, or $303 million, to $2.7 billion consisting of a 16% increase, or $190 million, at Broadcasting and a 9% increase, or $113 million, at the Cable Networks. The increase at Broadcasting was due to higher programming expenses at the ABC Television Network, the increased number and costs of pilot productions, increased costs from international sales of Touchstone Television series and costs associated with the launch of the Disney branded mobile phone service at the Internet group. The increase at Cable Networks was primarily due to higher programming expenses at ESPN related to the new Major League Baseball (MLB) long-term licensing agreement and higher costs associated with ESPN branded mobile phone service.

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

Segment Operating Income

Segment operating income increased 5%, or $60 million, to $1.2 billion for the quarter due to an increase of $130 million at the Cable Networks, partially offset by a decrease of $70 million at Broadcasting. The increase at Cable Networks was driven by growth at ESPN, and to a lesser extent, the domestic Disney Channel. The decrease at Broadcasting was primarily due to higher programming expenses at the ABC Television Network, the increased number and costs of pilot productions and costs associated with the launch of the Disney branded mobile phone service, partially offset by increased revenue due to higher advertising rates at the ABC Television Network. Also included in segment operating income is income from equity investees of $128 million for the quarter compared to $119 million in the prior-year quarter which included a $32 million impairment charge for a Latin America cable investment.

ABC Radio Transaction

On February 6, 2006, the Company and Citadel Broadcasting Corporation (Citadel) announced an agreement to merge the ABC Radio business, which is comprised of 22 radio stations and the ABC Radio Network, with Citadel. The merger is to occur after the ABC Radio business is distributed to Disney shareholders (the “Distribution”). Disney shareholders would own approximately 52% of the new company and the Company is expecting to retain between $1.4 billion and $1.65 billion in cash, depending on the market price of Citadel at the date of closing. This cash will be obtained from loan proceeds raised by ABC Radio from a third party lender prior to the Distribution. The ESPN Radio and Radio Disney network and station businesses are not included in the transaction. Based on Citadel’s stock price on August 4, 2006, the transaction was valued at approximately $2.5 billion but may change depending upon Citadel’s stock price when the transaction closes. The transaction is expected to close by the end of the calendar year 2006, subject to regulatory approvals.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)

Parks and Resorts

Revenues

Revenues at Parks and Resorts increased 11%, or $281 million, to $2.7 billion, due to increases of $182 million at our domestic resorts and $101 million at our partially owned international resorts.

Domestic Parks and Resorts

At our domestic parks and resorts, revenue growth was primarily due to increased guest spending, theme park attendance and hotel occupancy. Increased guest spending was driven by higher average daily hotel room rates and ticket prices. Increased theme park attendance and hotel occupancy for the quarter were favorably impacted by the shift in timing of the Easter holiday from the second quarter in fiscal 2005 to the third quarter in fiscal 2006 and positive responses to guest offerings such as Expedition Everest, Magic Your Way and Disney’s Magical Express.

The following table presents attendance, per capita theme park guest spending and hotel statistics for our domestic properties:

	East Coast		West Coast		Total Domestic
	Quarter Ended		Quarter Ended		Quarter Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Increase/(decrease) in Attendance	7%	(1)%	1%	6%	5%	1%
Increase in Per Capita Guest Spending	1%	4%	9%	11%	4%	6%
Occupancy	92%	88%	96%	96%	93%	88%
Available Room Nights (in thousands)	2,207	2,193	202	202	2,409	2,395
Per Room Guest Spending	$225	$209	$296	$276	$231	$215

Per room guest spending consists of the average daily hotel room rate as well as guest spending on food, beverages and merchandise at the hotels.

International Parks and Resorts

At our international parks and resorts, revenue growth reflected a full quarter of theme park operations at Hong Kong Disneyland as compared to the prior year when the park was not yet open and increased attendance and higher hotel occupancy at Disneyland Resort Paris which benefited from the timing of the Easter holiday season and enhanced marketing and sales offers implemented in conjunction with the opening of the Buzz Lightyear Laser Blast attraction.

Costs and Expenses

Costs and expenses increased 8%, or $169 million driven by higher operating expenses at the domestic resorts driven by increased volumes and costs associated with new guest offerings and attractions. In addition, higher costs reflected a full quarter of theme park operations at Hong Kong Disneyland.

Segment Operating Income

Segment operating income increased 26%, or $112 million, to $549 million due to increases at both of our domestic resorts and at Disneyland Resort Paris. Operating income growth at our domestic resorts was primarily due to higher guest spending, theme park attendance and hotel occupancy. At Disneyland Resort Paris, higher operating income was primarily due to increased theme park attendance and hotel occupancy.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)

Studio Entertainment

Revenues

Revenues increased 17%, or $243 million, to $1.7 billion primarily due to increases of $160 million in worldwide home entertainment, $42 million in worldwide theatrical motion picture distribution and $35 million in music distribution driven by the strong performance of High School Musical.

The increase in worldwide home entertainment revenues was primarily due to the strong performance of The Chronicles of Narnia: The Lion, The Witch and The Wardrobe. The increase in worldwide theatrical motion picture distribution revenues was primarily due to the stronger performing slate of titles, led by the most recent Disney/Pixar animated release, Cars, partially offset by lower revenues from Miramax titles.

Costs and Expenses

Costs and expenses, which consist primarily of production cost amortization, distribution and selling expenses, product costs and participation costs, decreased 3%, or $41 million. Lower costs and expenses were driven by decreases in domestic theatrical motion picture distribution and worldwide home entertainment, partially offset by an increase in international theatrical motion picture distribution and higher music distribution expenses.

The decrease in costs and expenses in domestic theatrical motion picture distribution was primarily due to reduced distribution costs associated with Miramax releases in the current quarter. The decrease in costs and expenses in worldwide home entertainment was primarily due to lower distribution costs driven in part by fewer returns and reduced marketing expenditures, partially offset by higher participation costs resulting from the strong performance of The Chronicles of Narnia: The Lion, The Witch and The Wardrobe. These decreases were partially offset by an increase in costs and expenses in international theatrical motion picture distribution driven by the timing of marketing expenses for Cars, which began its international release late in the quarter. Additionally, the current quarter results in the theatrical markets were dampened by marketing expenses related to Pirates of the Caribbean: Dead Man’s Chest, which was released subsequent to the end of the quarter.

Segment Operating Income

Segment operating income increased $284 million, to $240 million, primarily due to improvements in worldwide home entertainment and domestic theatrical motion picture distribution, partially offset by a decrease in international theatrical motion picture distribution.

Worldwide home entertainment growth was primarily due to the strong performance of The Chronicles of Narnia: The Lion, The Witch and The Wardrobe and lower marketing and distribution costs. The improvement in domestic theatrical motion picture distribution was primarily due to reduced distribution costs at Miramax and the better performing slate of titles in the current quarter, which included Cars. The decrease in international theatrical motion picture distribution was primarily due to higher distribution costs.

Restructuring

On July 18, 2006, the Company announced a restructuring of the operations of Studio Entertainment. In connection with this restructuring, the Company expects to reduce the Studio workforce by approximately 650 positions worldwide resulting in an after-tax charge for employee termination benefits of approximately $25 million, the majority of which is expected to be incurred in the fourth quarter of fiscal 2006.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)

Consumer Products

Revenues

Revenues for the quarter increased 6%, or $27 million, to $445 million, due to increases of $44 million at Merchandise Licensing and $16 million at Buena Vista Games, partially offset by a decline at Publishing. The increase at Merchandise Licensing was due to higher earned royalties, led by the strong performance of merchandise related to Cars and Pirates of the Caribbean.

Costs and Expenses

Costs and expenses decreased 4%, or $14 million, driven by decreases at Publishing, partially offset by higher costs of goods sold, increased product development spending on both current and future titles and higher marketing costs at Buena Vista Games.

Segment Operating Income

Segment operating income increased 69%, or $43 million, to $105 million, primarily due to higher Merchandise Licensing revenues.

Business Segment Results – Nine Month Results

Media Networks

Revenues

Media Networks revenues increased 11%, or $1.1 billion, to $11 billion, due to an increase of 15%, or $671 million at Broadcasting and an increase of 8%, or $439 million at the Cable Networks.

Increased Broadcasting revenues were due to growth at the ABC Television Network and Television Production and Distribution. The increase at ABC Television Network was primarily due to an increase in primetime advertising revenues resulting from strong upfront sales, continued strength in ratings and higher rates as well as advertising revenues from the Super Bowl. The increase at Television Production and Distribution was primarily due to increased sales of Touchstone Television dramas in the international markets, including Grey’s Anatomy, Criminal Minds, Ghost Whisperer and Desperate Housewives and higher third party license fees in the domestic markets from Scrubs, which entered its fifth season of network television, Criminal Minds and Ghost Whisperer.

Increased Cable Networks revenues were due to increases of $267 million from cable and satellite operators and $145 million in advertising revenues. The increase in cable and satellite operator revenues was primarily due to contractual rate increases at ESPN and subscriber growth at the Disney Channels and ESPN, partially offset by an increase in deferred revenues at ESPN. Increased advertising revenue was primarily due to higher ratings and rates at ESPN. Through the nine-month period, the Company has deferred net revenues of $158 million related to sports programming commitments at ESPN compared to an $86 million net deferral in the prior-year period. The increase in the deferred revenues is primarily due to new programming commitment provisions in affiliate contracts. The Company expects to fulfill these sports programming commitments within the contractual time periods over the next quarter.

Costs and Expenses

Costs and expenses increased 11%, or $836 million, to $8.6 billion due to a 12% or $503 million increase at Broadcasting and a 9% or $333 million increase at the Cable Networks. Broadcasting costs and expenses increased primarily due to higher programming costs at the ABC Television Network,

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)

including costs related to the Super Bowl, higher production and distribution costs from sales of Touchstone Television series in the international and domestic markets, increased number and costs of pilot productions and costs associated with new initiatives (including Disney branded mobile phone service) at the Internet group. The increase at Cable Networks was primarily due to increased costs at ESPN. The increase in costs at ESPN was driven by higher expenses for its branded mobile phone service, higher programming costs from the new MLB long-term license agreement, increased general and administrative expenses and higher marketing costs.

Segment Operating Income

Segment operating income increased 11%, or $264 million, to $2.7 billion due to increases of $161 million at Broadcasting and $103 million at Cable Networks. The increase at Broadcasting was due to improved primetime performance at the ABC Television Network and the success of Touchtone Television productions in international and domestic markets, partially offset by costs associated with new initiatives at the Internet group. The increase at the Cable Networks was primarily due to growth at ESPN. Also included in segment operating income is income from equity investees of $336 million for the nine months ended July 1, 2006 compared to $346 million for the prior-year period which included a $32 million impairment charge for a Latin American cable investment.

Parks and Resorts

Revenues

Revenues at Parks and Resorts increased 11%, or $720 million, to $7.4 billion, due to increases of $556 million at our domestic resorts and a net increase of $163 million at our international resorts.

Domestic Parks and Resorts

At our domestic parks and resorts, revenue growth was due to increased guest spending and attendance, higher hotel occupancy and strong sales at Disney Vacation Club. Increased guest spending was due to a higher average daily hotel room rate at both domestic resorts, higher average ticket prices at Disneyland Resort and increased food, beverage and merchandise spending at both domestic resorts. Increased attendance and hotel occupancy were driven by the 50th anniversary celebration at both domestic resorts, which concludes in late 2006.

The following table presents attendance, per capita theme park guest spending and hotel statistics for our domestic properties:

	East Coast		West Coast		Total Domestic
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Increase in Attendance	5%	2%	11%	1%	7%	2%
Increase in Per Capita Guest Spending	0%	4%	11%	12%	3%	6%
Occupancy	87%	84%	94%	88%	87%	85%
Available Room Nights (in thousands)	6,622	6,560	607	607	7,229	7,167
Per Room Guest Spending	$218	$204	$280	$264	$223	$209

Per room guest spending consists of the average daily hotel room rate as well as guest spending on food, beverages and merchandise at the hotels.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)

International Parks and Resorts

Hong Kong Disneyland revenue growth reflects the first full nine months of theme park operations as compared to the prior year when the park was not yet open. Revenue growth at Hong Kong Disneyland was partially offset by a decline in revenue at Disneyland Resort Paris due to the unfavorable impact of foreign currency translation as a result of the strengthening of the U.S. dollar against the Euro.

Costs and Expenses

Costs and expenses increased 8%, or $452 million primarily due to higher operating expenses at the domestic resorts driven by increased volumes and costs associated with new guest offerings and new attractions associated with the 50th anniversary celebration. In addition, higher costs reflected the first full nine months of theme park operations at Hong Kong Disneyland, partially offset by a decline in expenses at Disneyland Resort Paris due to the favorable impact of foreign currency translation as a result of the strengthening of the U.S. dollar against the Euro.

Segment Operating Income

Segment operating income increased 31%, or $269 million, to $1.1 billion due to growth at both of our domestic resorts driven by the success of the 50th anniversary celebration of Disneyland.

Studio Entertainment

Revenues

Revenues decreased 9%, or $560 million, to $5.5 billion primarily due to decreases of $602 million in worldwide home entertainment, $35 million in television distribution and $30 million in worldwide theatrical motion picture distribution, partially offset by an increase of $56 million in music distribution driven by the strong performance of High School Musical and Rascal Flatts.

Lower worldwide home entertainment revenues were primarily due to a decline in unit sales. Significant current period titles included The Chronicles of Narnia: The Lion, The Witch and The Wardrobe, Cinderella Platinum Release and Chicken Little while prior-year period titles included The Incredibles, National Treasure, Bambi Platinum Release and Aladdin Platinum Release.

Lower television distribution revenues were primarily due to fewer strong-performing titles in the domestic markets relative to the prior-year period.

The decrease in worldwide theatrical motion picture distribution revenues was driven by fewer domestic Miramax theatrical releases in the current period, partially offset by the strong box-office performance of The Chronicles of Narnia: The Lion, The Witch and The Wardrobe, Chicken Little and Cars compared to the prior-year period titles, which included The Incredibles and National Treasure.

Costs and Expenses

Costs and expenses decreased 10%, or $555 million, primarily due to decreases in worldwide home entertainment, partially offset by higher music distribution expenses.

The decline in costs and expenses at worldwide home entertainment was primarily due to lower distribution costs and production cost amortization as a result of decreased unit sales.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)

Segment Operating Income

Segment operating income decreased 1%, or $5 million, to $515 million as decreases in worldwide television distribution and worldwide theatrical motion picture distribution were largely offset by an increase in worldwide home entertainment.

Consumer Products

Revenues

Revenues increased 1%, or $21 million, to $1.6 billion, due to sales growth of $106 million at Buena Vista Games and $57 million at Merchandise Licensing. These increases were partially offset by a decrease of $84 million related to the sale of The Disney Store North America chain in the first quarter of 2005, as well as a decrease of $29 million at The Disney Store Europe.

Sales growth at Buena Vista Games was due to the release of Disney published titles based on The Chronicles of Narnia: The Lion, The Witch and The Wardrobe, and Chicken Little. Sales growth at Merchandise Licensing was driven by higher revenues at Home and Hardlines primarily due to home and infant furnishings and food and personal care products, respectively.

Costs and Expenses

Costs and expenses decreased 4%, or $52 million, due to the sale of The Disney Store North America chain and a decrease at The Disney Store Europe, partially offset by higher costs of goods sold, increased product development spending on both current and future titles and higher marketing at Buena Vista Games.

Segment Operating Income

Segment operating income increased 18%, or $74 million, to $479 million, driven by higher Merchandise Licensing revenues at Home and Hardlines.

CORPORATE AND OTHER NON-SEGMENT ITEMS

Corporate and Unallocated Shared Expenses

Corporate and unallocated shared expenses are as follows:

	Quarter Ended		Change	Nine Months Ended		Change
(in millions)	July 1, 2006	July 2, 2005		July 1, 2006	July 2, 2005
Corporate and unallocated shared expenses	$(119)	$(137)	(13)%	$(361)	$(379)	(5)%

The decrease in corporate and unallocated shared expenses for the quarter and nine months was primarily due to insurance reimbursements of previously expensed legal costs and a write-down related to the MovieBeam venture in the prior-year quarter. These decreases were partially offset by transition costs in connection with the previously announced transfer of certain information technology functions and support services to third party service providers in the United States. For the nine months, the decrease also reflected lower external litigation costs.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)

Net Interest Expense

Net interest expense is presented below:

	Quarter Ended		Change	Nine Months Ended		Change
(in millions)	July 1, 2006	July 2, 2005		July 1, 2006	July 2, 2005
Interest expense	$(158)	$(153)	3%	$(526)	$(456)	15%
Interest and investment income	25	19	32%	85	31	nm
Euro Disney gain on restructuring	—	—	—	—	61	nm

Net interest expense	$(133)	$(134)	(1)%	$(441)	$(364)	21%

Interest expense increased 3% for the quarter and 15% for the nine months primarily due to higher interest expense at Hong Kong Disneyland. Hong Kong Disneyland’s interest expense was capitalized during the prior-year period as the park was under construction. For the nine months, the increase also reflected higher effective interest rates.

Interest and investment income for the nine months ended July 1, 2006 included a $12 million recovery in connection with the Company’s leveraged lease investment with United Airlines which had been written off previously. The prior-year quarter and the nine months included write-downs of an investment in a company that licenses technology to the MovieBeam venture of $10 million and $42 million, respectively.

Income Taxes

The effective income tax rate is as follows:

	Quarter Ended		Change	Nine Months Ended		Change
	July 1, 2006	July 2, 2005		July 1, 2006	July 2, 2005
Effective income tax rate	33.8%	33.8%	ppt	34.9%	34.9%	ppt

The effective income tax rate remained flat at 33.8% for the quarter. The current quarter benefited from the non-taxable gain on the deemed termination of the Pixar distribution agreement and the release of tax reserves related to the favorable resolution of certain state income tax matters. The 2005 quarter benefited from a favorable tax adjustment to a prior-year estimate.

The tax provisions for the current quarter and nine months reflect estimated tax benefits of $35 million and $78 million, respectively, from an exclusion provided under U.S. income tax laws with respect to certain extraterritorial income attributable to foreign trading gross receipts (FTGRs). This exclusion was repealed as part of the American Jobs Creation Act of 2004 (the Act), which was enacted on October 22, 2004. The Act provides for a phase-out such that the exclusion for the Company’s otherwise qualifying FTGRs generated in fiscal 2005, 2006 and 2007 has and will be limited to approximately 85%, 65% and 15%, respectively, and no exclusion will generally be available in fiscal years 2008 and thereafter.

The Act also includes a new deduction for qualifying domestic production activities which first impacts the Company in the current year. The tax provisions for the current quarter and nine months reflect estimated tax benefits of $8 million and $19 million, respectively, with respect to this deduction.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)

The deduction in the current year, which is calculated at 3% of net income from qualified production activities, represents the first year of a phase-in period for this deduction which will ultimately increase to a 9% deduction beginning in fiscal 2011 when fully phased-in.

Minority Interests

Minority interests are as follows:

	Quarter Ended		Change	Nine Months Ended		Change
(in millions)	July 1, 2006	July 2, 2005		July 1, 2006	July 2, 2005
Minority interest expense	$(73)	$(47)	55%	$(101)	$(127)	(20)%

Minority interest expense increased for the quarter due to the allocation of increased profits to the minority interest holder at ESPN and decreased losses (after royalties, financing costs and taxes) to minority interest holders of Euro Disney.

Minority interest expense decreased for the nine months primarily due to the allocation of increased losses (after royalties, financing costs and taxes) to the minority interest holders of the partially owned international theme parks, partially offset by the allocation of increased profits to the minority interest holder at ESPN.

FINANCIAL CONDITION

The change in cash and cash equivalents is as follows:

	Nine Months Ended		Change
(in millions)	July 1, 2006	July 2, 2005
Cash provided by operations	$3,649	$2,928	$721
Cash provided by (used in) investing activities	356	(1,069)	1,425
Cash used by financing activities	(3,775)	(1,867)	(1,908)

Increase (decrease) in cash and cash equivalents	$230	$(8)	$238

Operating Activities

The increase in cash provided by operations was driven by improved performance at Media Networks and Parks and Resorts, partially offset by higher income tax payments and pension contributions.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)

The Company’s film and television production and programming activity for the nine months ended July 1, 2006 and July 2, 2005 are as follows:

	Nine Months Ended
(in millions)	July 1, 2006	July 2, 2005
Beginning balances:
Production and programming assets	$5,937	$6,422
Programming liabilities	(1,083)	(939)

	4,854	5,483

Spending:
Film and television production	2,185	2,021
Broadcast programming	3,070	2,822

	5,255	4,843

Amortization:
Film and television production	(2,619)	(2,365)
Broadcast programming	(3,080)	(2,741)

	(5,699)	(5,106)

Change in film and television production and programming costs	(444)	(263)
Pixar film costs acquired	500	—
Other non-cash activity	41	(68)

Ending balances:
Production and programming assets	5,953	6,278
Programming liabilities	(1,002)	(1,126)

	$4,951	$5,152

Investing Activities

Cash provided by investing activities during the nine months ended July 1, 2006 of $356 million was due to proceeds from the sales of investments, partially offset by investments in parks, resorts and other property. During the nine months ended July 1, 2006, the Company invested $770 million in parks, resorts and other properties as follows:

	Nine Months Ended
(in millions)	July 1, 2006	July 2, 2005
Media Networks	$120	$125
Parks and Resorts
Domestic	385	497
International	182	482

Total Parks and Resorts	567	979

Studio Entertainment	24	26
Consumer Products	8	7
Corporate and unallocated	51	50

	$770	$1,187

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)

Capital expenditures for the Parks and Resorts segment are principally for theme park and resort expansion, new rides and attractions and recurring capital improvements. The decrease in capital expenditures was primarily due to lower investment at Hong Kong Disneyland resulting from substantial completion of the park prior to its opening at the end of fiscal 2005, as well as lower expenditures at the domestic theme parks due to increased investment in the prior year in preparation for the Disneyland 50th anniversary celebration.

Financing Activities

Cash used in financing activities during the nine months ended July 1, 2006 of $3.8 billion primarily reflected share repurchases and dividends, partially offset by net borrowings and proceeds from the exercise of stock options.

During the nine months ended July 1, 2006, the Company’s borrowing activity was as follows:

	October 1, 2005	Additions	Payments	Other Activity	July 1, 2006
Commercial paper borrowings	$754	$1,381	$—	$—	$2,135
U.S. medium-term notes	5,849	—	(1,600)	—	4,249
Convertible senior notes	1,323	—	—	—	1,323
Other U.S. dollar denominated debt	305	—	—	—	305
Privately placed debt	158	—	(51)	—	107
European medium-term notes	213	88	—	—	301
Preferred stock	363	—	—	(7)	356
Capital Cities/ABC debt	186	—	—	—	186
Film Financing	75	228	(71)	1	233
Other (1)	288	—	(2)	(43)	243
Euro Disney borrowings (1)	2,036	—	—	120	2,156
Hong Kong Disneyland borrowings	917	132	—	23	1,072

Total	$12,467	$1,829	$(1,724)	$94	$12,666

(1)	Other activity included a $102 million increase from foreign currency translation as a result of the weakening of the U.S. dollar against the Euro.

The Company’s bank facilities are as follows:

(in millions)	Committed Capacity	Capacity Used	Unused Capacity
Bank facility expiring 2010	$2,250	$—	$2,250
Bank facility expiring 2011	2,250	208	2,042

Total	$4,500	$208	$4,292

In February 2006, the Company amended its two bank facilities. The amendments included an extension of the maturity of one of the facilities from 2009 to 2011. In addition, the Company also increased the amount of letters of credit that can be issued to $800 million from $500 million under the facility expiring in 2011. Any letter of credit issuances reduce available borrowings. These bank facilities allow for borrowings at LIBOR-based rates plus a spread, which depends on the Company’s public debt rating and can range from 0.175% to 0.75%. As of July 1, 2006, the Company had not borrowed under these bank facilities although $208 million of letters of credit had been issued under the facility expiring in 2011. The capacity of these bank facilities remains $4.5 billion.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)

The Company may use commercial paper borrowings up to the amount of its above unused bank facilities, in conjunction with term debt issuance and operating cash flow, to retire or refinance other borrowings before or as they come due.

In July 2006, the Company issued $750 million of notes under its United States Medium-Term Note Program which bear interest at a rate of 5.70% and mature in 2011. The proceeds from the notes were used for general corporate purposes.

The Company declared a $519 million dividend ($0.27 per share) on December 1, 2005 related to fiscal 2005, which was paid on January 6, 2006 to shareholders of record on December 12, 2005. The Company paid a $490 million dividend ($0.24 per share) during the second quarter of fiscal 2005 related to fiscal 2004.

During the nine months ended July 1, 2006, the Company repurchased 147 million shares of Disney common stock for approximately $4.1 billion, of which 80 million shares for approximately $2.4 billion were purchased in the third quarter. As of July 1, 2006, the Company had authorization in place to repurchase approximately 302 million additional shares, of which the Company has repurchased 67 million shares for slightly under $2.0 billion subsequent to quarter-end through August 4, 2006. The repurchase program does not have an expiration date.

We believe that the Company’s financial condition is strong and that its cash balances, other liquid assets, operating cash flows, access to debt and equity capital markets and borrowing capacity, taken together, provide adequate resources to fund ongoing operating requirements and future capital expenditures related to the expansion of existing businesses and development of new projects. However, the Company’s operating cash flow and access to the capital markets can be impacted by macroeconomic factors outside of its control. In addition to macroeconomic factors, the Company’s borrowing costs can be impacted by short and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on the Company’s performance as measured by certain credit metrics such as interest coverage and leverage ratios. As of July 1, 2006, Moody’s Investors Service’s long and short-term debt ratings for the Company were A3 and P-2, respectively, with stable outlook; and Standard & Poor’s long and short-term debt ratings for the Company were A- and A-2, respectively, with stable outlook. The Company’s bank facilities contain only one financial covenant, relating to interest coverage, which the Company met on July 1, 2006, by a significant margin. The Company’s bank facilities also specifically exclude certain entities, such as Euro Disney and Hong Kong Disneyland, from any representations, covenants or events of default.

Beginning with fiscal year end 2006, Hong Kong Disneyland had been subject to semi-annual financial performance covenants under its commercial term loan and revolving credit facility agreement, which had an aggregate balance of approximately $294 million on July 1, 2006. In July 2006, lenders under this agreement waived compliance with these covenants for the September 30, 2006 and March 31, 2007 measurement dates. The revolving credit facility (which has not been drawn on to date) will not be available for the period the waivers are in effect unless the covenants are, in fact, satisfied during the period. The covenants will be in effect for the September 30, 2007 measurement date.

Euro Disney has covenants under its debt agreements that limit its investing and financing activities. Beginning with fiscal year 2006, Euro Disney must meet financial performance covenants that will necessitate earnings growth which management expects will be realized in part by the success of new attractions, the first of which opened in April 2006. If revenue growth is not sufficient, Euro

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)

Disney would have to appropriately reduce operating costs or curtail a portion of planned capital expenditures (outside those contained in its multi-year investment program). Euro Disney could also seek assistance from Disney or other parties, as permitted under its loan agreements. While there can be no assurance that revenue growth, or abatement of operating costs or capital expenditures, would be sufficient or that assistance would be available on acceptable terms, management currently expects Euro Disney will meet its financial performance covenants through one or more of these means.

COMMITMENTS AND CONTINGENCIES

Legal and Tax Matters

As disclosed in Notes 12 and 13 to the Condensed Consolidated Financial Statements the Company has exposure for certain legal and tax matters.

Contractual Commitments and Guarantees

See Note 12 to the Condensed Consolidated Financial Statements for information regarding the Company’s contractual commitments and guarantees.

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

With respect to films intended for theatrical release, the most sensitive factor affecting our estimate of ultimate revenues (and therefore affecting film cost amortization and/or impairment) is domestic theatrical performance. Revenues derived from other markets subsequent to the domestic theatrical release (e.g. the home video or international theatrical markets) have historically been highly correlated with domestic theatrical performance. Domestic theatrical performance varies primarily based upon the public interest and demand for a particular film, the quality of competing films at the time of release as well as the level of marketing effort. Upon a film’s release and determination of domestic theatrical performance, the Company’s estimates of revenues from succeeding windows and markets are revised, based on historical relationships. The most sensitive factor affecting our estimate of ultimate revenues for released films is the extent of home video sales achieved. Home video sales

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)

vary based on the volume and quality of competing home video products as well as the manner in which retailers market and price our products.

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

We expense the cost of television broadcast rights for acquired movies, series and other programs based on the number of times the program is expected to be aired. Amortization of these television programming assets is accelerated if we reduce the estimated future airings and slowed if we increase the estimated future airings. The number of future airings of a particular program is impacted primarily by the program’s ratings in previous airings, expected advertising rates, and availability and quality of alternative programming. Accordingly, planned usage is reviewed periodically and is revised if necessary. Rights costs for multi-year sports programming arrangements are amortized based upon the ratio of the current period’s gross revenues to the estimated remaining total gross revenues (the “Projected Revenue Method”) or on a straight line basis, as appropriate. If our estimates of remaining total gross revenues decrease under the Projected Revenue Method, rights costs amortization will be accelerated. Conversely, if estimates of remaining total gross revenues increase under the Projected Revenue Method, rights costs amortization will be slowed.

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

The discount rate enables us to state expected future cash payments for benefits as a present value on the measurement date. The guideline for setting this rate is a high-quality long-term corporate bond rate. A lower discount rate increases the present value of benefit obligations and increases pension expense. The assumed discount rate for pension plans reflects the market rates for high-quality corporate bonds currently available. The Company’s discount rate was determined by considering the average of pension yield curves constructed of a large population of high- quality corporate bonds. The resulting discount rate reflects the matching of plan liability cash flows to the yield curves.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)

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

Contingencies and Litigation

We are currently involved in certain legal proceedings and, as required, have accrued estimates of the probable and estimable losses for the resolution of these claims. These estimates have been developed in consultation with outside counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings. See Note 12 to the Condensed Consolidated Financial Statements for more detailed information on litigation exposure.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)

Stock Option Compensation Expense

Prior to the fiscal 2006 annual grant, the fair value of options granted was estimated on the grant date using the Black-Scholes option pricing model. Beginning with the fiscal 2006 annual grant, the Company has changed to the binomial valuation model. The binomial valuation model considers certain characteristics of fair value option pricing that are not considered under the Black-Scholes model. Similar to the Black-Scholes model, the binomial valuation model takes into account variables such as volatility, dividend yield, and the risk free interest rate. However, the binomial valuation model also considers the expected exercise multiple (the multiple of exercise price to grant price at which exercises are expected to occur on average) and the termination rate (the probability of a vested option being cancelled due to the termination of the option holder) in computing the value of the option. Accordingly, the Company believes that the binomial valuation model should produce a fair value that is more representative of the value of an employee option. In addition, the weighted average expected option term assumption used by the Company for fiscal 2005 grants reflected the application of the simplified method set out in SEC Staff Accounting Bulletin No. 107 (SAB 107). The simplified method defines the expected term of an option as the average of the contractual term of the options and the weighted average vesting period for all option tranches. As SAB 107 only permits the use of the simplified method until December 31, 2007, the Company would have been required to utilize a method other than the simplified method at that time.

In fiscal 2006, the weighted average assumptions used in the binomial valuation model were 26% for the expected volatility, 1.48 for the expected exercise multiple, 4% for the expected termination rate, and 5.1 for the expected life. Although the initial fair value of stock options is not adjusted after the grant date, changes in the Company’s assumptions may change the value of, and therefore the expense related to, future stock option grants. The assumptions subject to the greatest variation in the binomial valuation model are the assumed volatility and expected exercise multiple. Increases or decreases in either the assumed volatility or expected exercise multiple will cause the binomial option value to increase or decrease, respectively.

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

In connection with the acquisition of Pixar on May 5, 2006, the Company converted previously issued vested and unvested Pixar stock-based awards into Disney stock-based awards consisting of 44 million stock options and 1 million RSUs. The fair value of these awards issued was estimated using the Black-Scholes option pricing model, as the information required to use the binomial valuation model was not reasonably available. The methodology utilized to determine the assumptions in the Black-Scholes model was consistent with those used by the Company prior to the adoption of the binomial model.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)

New Accounting Pronouncement

FIN 48

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position, that based solely on its technical merits is more likely than not to be sustained upon examination by the applicable taxing authority. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 must be applied to all existing tax positions upon initial adoption. The cumulative effect of applying FIN 48 at adoption, if any, is to be reported as an adjustment to opening retained earnings for the year of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006, which is the Company’s 2008 fiscal year, although early adoption is permitted. The Company is currently assessing the potential effect of FIN 48 on its financial statements.

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

Based on their evaluation as of July 1, 2006, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

Since our Form 10-K filing for the year ended October 1, 2005, developments identified below occurred in the following legal proceedings. For information on certain other legal proceedings, see Note 12 to the Condensed Consolidated Financial Statements included in this report.

Milne and Disney Enterprises, Inc. v. Stephen Slesinger, Inc. On November 5, 2002, Clare Milne, the granddaughter of A. A. Milne, author of the Winnie the Pooh books, and the Company’s subsidiary Disney Enterprises, Inc. (DEI) filed a complaint against Stephen Slesinger, Inc. (SSI) in the United States District Court for the Central District of California. On November 4, 2002, Ms. Milne served notices to SSI and DEI terminating A. A. Milne’s prior grant of rights to Winnie the Pooh, effective November 5, 2004, and granted all of those rights to DEI. In their lawsuit, Ms. Milne and DEI sought a declaratory judgment, under United States copyright law, that Ms. Milne’s termination notices were valid; that SSI’s rights to Winnie the Pooh in the United States terminated effective November 5, 2004; that upon termination of SSI’s rights in the United States, the 1983 licensing agreement that is the subject of the Stephen Slesinger, Inc. v. The Walt Disney Company lawsuit terminated by operation of law; and that, as of November 5, 2004, SSI was entitled to no further royalties for uses of Winnie the Pooh. SSI filed (a) an answer denying the material allegations of the complaint and (b) counterclaims seeking a declaration that (i) Ms. Milne’s grant of rights to DEI is void and unenforceable and (ii) DEI remains obligated to pay SSI royalties under the 1983 licensing agreement. SSI also filed a motion to dismiss the complaint or, in the alternative, for summary judgment. Subsequently, the Court ruled that Milne’s termination notices are invalid and dismissed SSI’s counterclaims as moot. Following further motions SSI filed an amended answer and counterclaims and a third-party complaint against Harriet Hunt (heir to E. H. Shepard, illustrator of the original Winnie the Pooh stories), who had served a notice of termination and a grant of rights similar to Ms. Milne’s. By order dated August 3, 2004, the Court granted SSI leave to amend its answer to assert counterclaims against the Company allegedly arising from the Milne and Hunt terminations and the grant of rights to DEI for (a) unlawful and unfair business practices; and (b) breach of the 1983 licensing agreement. In November 2004, the District Court granted a motion by Milne to dismiss her complaint for the purpose of obtaining a final appealable order of dismissal, so as to permit her appeal to the Court of Appeals to proceed. Following oral argument, the Court of Appeals, on December 8, 2005, affirmed the trial court’s grant of summary judgment in favor of SSI and against Milne, whose motion for a hearing en banc was denied on January 19, 2006. On April 17, 2006, Milne filed a petition for a writ of certiorari in the United States Supreme Court, which denied the petition on June 26, 2006.

In Re Pixar Securities Litigation. As previously disclosed by Pixar, on October 21, 2005, a putative class action lawsuit was filed against Pixar, Steven P. Jobs, Edwin E. Catmull and Simon T. Bax in the United States District Court for the Northern District of California. In this case, together with three subsequent cases which have been consolidated, plaintiffs allege that the defendants issued false and misleading statements in certain of Pixar’s press releases and SEC filings between January 18, 2005 and June 30, 2005, concerning earnings Pixar expected to receive for its second fiscal quarter of 2005, ended July 2, 2005, from the home video sales of The Incredibles. Plaintiffs assert claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. On June 29, 2006, defendants filed a motion to dismiss the complaint.

In re The Walt Disney Company Derivative Litigation. William and Geraldine Brehm and thirteen other individuals filed an amended and consolidated complaint on May 28, 1997 in the Delaware Court of Chancery seeking, among other things, a declaratory judgment against each of the Company’s directors as of December 1996 that the Company’s 1995 employment agreement with its former

PART II. OTHER INFORMATION (continued)

president Michael S. Ovitz, was void, or alternatively that Mr. Ovitz’s termination should be deemed a termination “for cause” and any severance payments to him forfeited. On October 8, 1998, the Delaware Court of Chancery dismissed all counts of the amended complaint. Plaintiffs appealed, and on February 9, 2000, the Supreme Court of Delaware affirmed the dismissal but ruled also that plaintiffs should be permitted to file an amended complaint in accordance with the Court’s opinion. The plaintiffs filed their amended complaint on January 3, 2002. On February 6, 2003, the Company’s directors’ motion to dismiss the amended complaint was converted by the Court to a motion for summary judgment and the plaintiffs were permitted to take discovery. The Company and its directors answered the amended complaint on April 1, 2003. On May 28, 2003, the Court (treating as a motion to dismiss the motion for summary judgment into which it had converted the original motion on February 6, 2003) denied the directors’ motion to dismiss the amended complaint. After trial, on August 9, 2005, the Delaware Court of Chancery issued an order entering judgment against the plaintiffs and in favor of all defendants on all counts, which judgment was affirmed on June 8, 2006, by the Delaware Supreme Court.

Management believes that it is not currently possible to estimate the impact, if any, that the ultimate resolution of these and matters previously disclosed in Form 10-K for the year ended October 1, 2005 and subsequent quarterly reports will have on the Company’s results of operations, financial position or cash flows.

The Company, together with, in some instances, certain of its directors and officers, is a defendant or co-defendant in various other legal actions involving copyright, breach of contract and various other claims incident to the conduct of its businesses. Management does not expect the Company to suffer any material liability by reason of such actions.

ITEM 1A. Risk Factors

The Private Securities Litigation Reform Act of 1995 (the Act) provides a safe harbor for “forward-looking statements” made by or on behalf of the Company. We may from time to time make written or oral statements that are “forward-looking” including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to our shareholders. All forward-looking statements are made on the basis of management’s views and assumptions regarding future events and business performance as of the time the statements are made and the Company does not undertake any obligation to update its disclosure relating to forward looking matters. Actual results may differ materially from those expressed or implied. Such differences may result from actions taken by the Company, including restructuring or strategic initiatives (including capital investments or asset acquisitions or dispositions), as well as from developments beyond the Company’s control, including: adverse weather conditions or natural disasters; health concerns; international, political or military developments; technological developments; and changes in domestic and global economic conditions, competitive conditions and consumer preferences. Such developments may affect travel and leisure businesses generally and may, among other things, affect the performance of the Company’s theatrical and home entertainment releases, the advertising market for broadcast and cable television programming, expenses of providing medical and pension benefits, demand for our products and performance of some or all company businesses either directly or through their impact on those who distribute our products. Additional factors are in the 2005 Annual Report and in subsequent reports on Form 10-Q under the Item 1A, “Risk Factors.”

PART II. OTHER INFORMATION (continued)

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended July 1, 2006:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 2, 2006 – April 30, 2006	3,495,199	$27.88	3,366,080	379 million
May 1, 2006 – May 31, 2006	27,992,270	$29.73	27,877,700	351 million
June 1, 2006 – July 1, 2006	48,824,750	$29.49	48,689,200	302 million

Total	80,312,219	$29.51	79,932,980	302 million

(1)	379,239 shares were purchased on the open market to provide shares to participants in the Walt Disney Investment Plan (WDIP) and Employee Stock Purchase Plan (ESPP). These purchases were not made pursuant to a publicly announced repurchase plan or program.
(2)	Under a share repurchase program most recently reaffirmed by the Company’s Board of Directors on April 21, 1998, and implemented effective June 10, 1998, the Company was authorized to repurchase up to 400 million shares of its common stock. As of December 31, 2005, the Company had authorization in place to repurchase approximately 175 million additional shares. In January 2006, the Company’s Board of Directors increased the repurchase authorization to a total of 400 million shares. The repurchase program does not have an expiration date. As of July 1, 2006, the Company had authorization in place to repurchase approximately 302 million additional shares.

ITEM 6. Exhibits

See Index of Exhibits.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WALT DISNEY COMPANY

(Registrant)

By:	/s/THOMAS O. STAGGS
Thomas O. Staggs, Senior Executive Vice President and Chief Financial Officer

August 9, 2006

Burbank, California

INDEX OF EXHIBITS

Number and Description of Exhibit (Numbers Coincide with Item 601 of Regulation S-K)	Document Incorporated by Reference from a Previous Filing or Filed Herewith, as Indicated below
10(a) Amendment to Description of Employment Arrangement with Christine M. McCarthy effective May 1, 2006	Incorporated herein by reference to Item 1.01 of Current Report on Form 8-K of the Company filed May 5, 2006

10(a) Amendment to Description of Employment Arrangement with Kevin A. Mayer effective May 1, 2006	Incorporated herein by reference to Item 1.01 of Current Report on Form 8-K of the Company filed May 5, 2006

31(a) Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

31(b) Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32(a) Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished

32(b) Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished

*    A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.