Form 10-K
period 2006-09-30
WALT DISNEY CO/
filed 2006-11-22
CIK 1001039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2006	Commission File Number 1-11605

Incorporated in Delaware	I.R.S. Employer Identification No.
500 South Buena Vista Street, Burbank, California 91521 (818) 560-1000	95-4545390

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value	New York Stock Exchange
7% Quarterly Interest Bonds due 2031	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes        ✓        No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes            No  ✓

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes    ✓            No

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [      ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ✓            Accelerated Filer                  Non Accelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes            No  ✓

The aggregate market value of common stock held by non-affiliates (based on the closing price on the last business day of the registrant’s most recently completed second fiscal quarter as reported on the New York Stock Exchange-Composite Transactions) was $53.5 billion. All executive officers and directors of the registrant and all persons filing a Schedule 13D with the Securities and Exchange Commission in respect to registrant’s common stock have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

There were 2,068,457,209 shares of common stock outstanding as of November 15, 2006.

Documents Incorporated by Reference

Certain information required for Part III of this report is incorporated herein by reference to the proxy statement for the 2007 annual meeting of the Company’s shareholders.

THE WALT DISNEY COMPANY AND SUBSIDIARIES

(This page intentionally left blank)

PART I

ITEM 1.  Business

The Walt Disney Company, together with its subsidiaries, is a diversified worldwide entertainment company with operations in four business segments: Media Networks, Parks and Resorts, Studio Entertainment, and Consumer Products. For convenience, the terms “Company” and “we” are used to refer collectively to the parent company and the subsidiaries through which our various businesses are actually conducted.

Information on the Company’s revenues, operating income, identifiable assets, and supplemental revenues appears in Note 1 to the Consolidated Financial Statements included in Item 8 hereof. The Company employed approximately 133,000 people as of September 30, 2006.

MEDIA NETWORKS

The Media Networks segment is comprised of a domestic broadcast television network, domestic television stations, cable/satellite networks and international broadcast operations, television production and distribution, domestic broadcast radio networks and stations, and internet and mobile operations.

Domestic Broadcast Television Network

The Company operates the ABC Television Network, which as of September 30, 2006 had 228 affiliated stations operating under affiliation agreements and reached 99% of all U.S. television households. The ABC Television Network broadcasts programs in the following “dayparts”: early morning, daytime, primetime, late night, news, children, and sports.

The television network produces its own programs or acquires broadcast rights from other producers and rights holders for network programming and pays varying amounts of compensation to affiliated stations for broadcasting the programs and commercial announcements included therein. The ABC Television Network derives substantially all of its revenues from the sale to advertisers of time in network programs for commercial announcements. The ability to sell time for commercial announcements and the rates received are primarily dependent on the size and nature of the audience that the network can deliver to the advertiser as well as overall advertiser demand for time on network broadcasts.

Domestic Broadcast Television Stations

We own nine very high frequency (VHF) television stations, six of which are located in the top-ten markets in the United States, and one ultra-high frequency (UHF) television station. All of our television stations are affiliated with the ABC Television Network, transmit both analog and digital signals, and collectively reach 24% of the nation’s television households.

Markets, frequencies, and other station details are as follows:

Market	TV Station	Analog Channel	Television Market Ranking(1)
New York, NY	WABC-TV	7	1
Los Angeles, CA	KABC-TV	7	2
Chicago, IL	WLS-TV	7	3
Philadelphia, PA	WPVI-TV	6	4
San Francisco, CA	KGO-TV	7	6
Houston, TX	KTRK-TV	13	10
Raleigh-Durham, NC	WTVD-TV	11	29
Fresno, CA	KFSN-TV	30	56
Flint, MI	WJRT-TV	12	65
Toledo, OH	WTVG-TV	13	70

(1)	Based on Nielsen Media Research, U.S. Television Household Estimates, January 1, 2006

Cable/Satellite Networks and International Broadcast Operations

Our cable/satellite networks and international broadcast operations are principally involved in the distribution of television programming, the licensing of programming to domestic and international markets, and investing in foreign television broadcasting, production, and distribution entities. The cable networks produce their own programs or acquire programming rights from other producers and rights holders for network programming.

Cable network operations derive substantially all of their revenues from affiliate fees charged to cable service providers and/or the sale to advertisers of time in network programs for commercial announcements. Generally, the Company’s cable networks operate under multi-year carriage agreements with cable/satellite service providers that include contractually determined affiliate fees. The amounts that we can charge to cable/satellite service providers for our cable network services are largely dependent on competition and the quality and quantity of programming that we can provide. The ability to sell time for commercial announcements and the rates received are primarily dependent on the size and nature of the audience that the network can deliver to the advertiser as well as overall advertiser demand.

The Company’s most significantly penetrated cable properties and their ownership percentage and estimated subscribers as of September 30, 2006 are set forth in the following table:

Property	Estimated Subscribers (in millions)	Ownership %

ESPN(1)	92	80.0
ESPN2(1)	91	80.0
ESPN Classic(1)	62	80.0
ESPNEWS(1)	51	80.0
Disney Channel(1)	89	100.0
International Disney Channels(2)	54	100.0
Toon Disney(1)	57	100.0
Lifetime Television(1)	92	50.0
A&E(1)	92	37.5
ABC Family(1)	91	100.0
The History Channel(1)	91	37.5
E! Entertainment Television(1)	89	39.6
A&E International(2)	75	37.5
Lifetime Movie Network(1)	51	50.0
Lifetime Real Women(2)	16	50.0
Jetix Europe(2)	46	73.7
Jetix Latin America(2)	15	100.0
SOAPnet(1)	53	100.0
Style(1)	44	39.6
The Biography Channel(1)	39	37.5
History International(1)	39	37.5

(1)	Estimated U.S. subscriber counts according to Nielsen Media Research as of September 30, 2006

(2)	Not rated by Nielsen. Subscriber count represents number of subscribers receiving the service based on internal management reports.

The Company has various other international investments in broadcast and cable properties in addition to those listed in the above table. These other investments are smaller and have fewer subscribers than those listed above.

ESPN. ESPN, Inc. is a multimedia sports entertainment company which operates six television sports networks: ESPN, ESPN2, ESPN Classic, ESPNEWS, ESPN Deportes (a Spanish language network) and ESPNU (a network devoted to college sports). ESPN also operates two high-definition television simulcast services, ESPN HD and ESPN2 HD. ESPN programs the sports schedule on the ABC Television Network which is now branded ESPN on ABC. ESPN, Inc. owns, has equity interests in, or has distribution agreements with 31 international sports networks, reaching households in more than 190 countries and territories in 15 languages. In addition, ESPN holds a 50% equity interest in ESPN STAR Sports, which delivers sports programming throughout most of Asia, and a 30% equity interest in CTV Specialty Television, Inc., which owns The Sports Network, Le Réseau des Sports, ESPN Classic Canada, the NHL Network, and Discovery Canada, among other media properties in Canada.

ESPN also operates several other brand extensions including: ESPN.com, a sports web site; ESPN360, which delivers video content to broadband subscribers; Mobile ESPN, a wireless service; ESPN Regional Television; ESPN Radio; ESPN The Magazine; BASS, the largest tournament fishing organization in the world; and ESPN Enterprises, which develops branded licensing opportunities. ESPN Zone sports-themed dining and entertainment facilities are operated by and included in the Parks and Resorts segment.

Disney Channel. Disney Channel is a cable and satellite television service. Shows developed and produced internally for initial exhibition on Disney Channel include live-action comedy series, animated programming, and educational preschool series, as well as projects for the Disney Channel Original Movie franchise including this year’s High School Musical and The Cheetah Girls 2. Live-action comedy series include Hannah Montana, The Suite Life of Zack & Cody, and That’s So Raven. Animated programming includes Disney’s The Emperor’s New

School and The Replacements. Educational preschool series include Disney’s Mickey Mouse Clubhouse, Disney’s Little Einsteins, and JoJo’s Circus. The balance of the programming consists of products acquired from third parties and products from our theatrical film and television programming library.

Many of the childrens live action and animated series produced for Disney Channel and the Company’s other cable properties also air during the ABC Television Network’s Saturday morning children’s daypart, “ABC Kids.” These programs include Hannah Montana, The Suite Life of Zack & Cody, That’s So Raven, Power Rangers Mystic Force, Disney’s The Emperor’s New School, and The Replacements.

Disney Channel also operates in more than 20 markets outside the United States. International programming consists primarily of the Company’s originally produced series and movies, library theatrical films and television programs, products acquired from third parties and locally-produced programming. We continue to explore the further development of Disney Channel in other countries around the world.

International Disney Channels (excluding feed extensions) and launch dates are set forth in the following table:

Channel	Launch Date
Taiwan	March 1995
UK	October 1995
Australia	June 1996
Asia	October 1996
France	March 1997
Middle East	April 1997
Spain	April 1998
Italy	October 1998
Germany	October 1999
Latin America	July 2000
Brazil	April 2001
Portugal	November 2001
Scandinavia	February 2003
Japan	November 2003
India	December 2004

Toon Disney. Toon Disney was launched in 1998 and is intended to appeal to children and features an array of family-friendly, predominantly animated programming from the Disney library. Toon Disney is also the home of Jetix, a block consisting of action adventure programming. This year Toon Disney added several new series in the Jetix block, including Power Rangers Mystic Force and the original animated series Yin Yang Yo, produced by Walt Disney Television Animation.

SOAPnet. SOAPnet was launched in January 2000 and offers a wide variety of soap opera and related programming 24 hours a day, seven days a week. Popular daytime dramas, including All My Children, Days of Our Lives, One Life to Live, General Hospital, and The Young and the Restless, are aired at night for convenient viewing. In addition, the network provides inside access to stars and storylines with original programs, including the Emmy-nominated one-hour talk show, Soap Talk, the biography show Soapography, and the reality series I Wanna Be A Soap Star. SOAPnet also offers primetime classics including Melrose Place, Beverly Hills 90210, and Dallas, as well as former daytime series Port Charles, Ryan’s Hope, and Another World.

ABC Family Channel. In October 2001, the Company acquired Fox Family Channel, which was later renamed ABC Family Channel, through its acquisition of Fox Family Worldwide, Inc. ABC Family Channel is a U.S. television programming service that targets adults 18-34. Following the success of its original series Wildfire and Beautiful People, ABC Family Channel premiered three original dramas, Kyle XY, Three Moons Over Milford, and Falcon Beach this summer. A fourth drama, Lincoln Heights, will premiere in early 2007. Additionally, ABC Family Channel airs original movies, content acquired from third parties, and products from our owned theatrical film library.

JETIX. As part of the acquisition of Fox Family Worldwide, Inc., the Company acquired a 73.7% ownership interest in Jetix Europe, a publicly traded pan-European integrated children’s entertainment company formerly known as Fox Kids Europe, and a 100% ownership interest in Jetix Latin America, formerly known as Fox Kids Latin America, which is operated by Disney Channel Latin America.

A&E Television Networks. The A&E Television Networks are television programming services devoted to cultural and entertainment programming Networks include A&E, A&E International, The History Channel, History International, and The Biography Channel.

Lifetime Entertainment Services. Lifetime Entertainment Services includes: Lifetime Television, which is devoted to women’s lifestyle programming; the Lifetime Movie Network, a 24-hour movie channel; and Lifetime Real Women, a 24-hour cable network with programming from a woman’s point of view.

E! Entertainment Television. E! Entertainment Television is a television programming service focused on the entertainment world. E! Entertainment Television also includes Style, a 24-hour television service devoted to style, beauty, and home design.

On November 21, 2006, in connection with the execution of new long-term agreements for the provision of programming to cable service provider Comcast Corporation (Comcast), the Company sold its 39.5% interest in E! Entertainment Television (E!) to Comcast (which owned the remainder of the interests in E!) for $1.2 billion, which resulted in a pre-tax gain of approximately $0.8 billion ($0.5 billion after-tax), which will be recorded in the first quarter of fiscal 2007.

The Company’s share of the financial results of A&E, Lifetime, E! Entertainment Television, and other broadcast and cable equity investments is reported under the heading “Equity in the income of investees” in the Company’s Consolidated Statements of Income.

Television Production and Distribution

We develop and produce television programming for distribution to global broadcasters and cable and satellite operators, including the major television networks, Disney Channel, and other cable and satellite networks, under the Buena Vista Television, Buena Vista Productions, Touchstone Television, and Walt Disney Television labels. Program development is carried out in collaboration with a number of independent writers, producers, and creative teams, with a focus on the development, production, and distribution of half-hour comedies and one-hour dramas for network primetime broadcast. Network primetime comedies and dramas are aired on the ABC Television Network, unless noted otherwise. One-hour dramas produced by Touchstone Television and airing in the 2006/2007 television season include Criminal Minds (for CBS), Desperate Housewives, Ghost Whisperer (for CBS), Grey’s Anatomy, Kyle XY (for ABC Family), Lost, and What about Brian and the half-hour comedies According to Jim and Scrubs (for NBC). In addition, According to Jim and Scrubs entered the domestic syndication market in September 2006, while both Desperate Housewives and Grey’s Anatomy were licensed to Lifetime in 2006. New primetime series produced by Touchstone Television that premiered in the fall of 2006 included the one-hour dramas Brothers & Sisters, Six Degrees, and Ugly Betty. Planned midseason shows include one-hour dramas Daybreak and Dirt (for FX) and the comedies In Case of Emergency and Knights of Prosperity.

The Company produces Power Rangers Mystic Force, the latest version of the popular Power Rangers franchise, for Toon Disney and the ABC Television Network.

Under the Walt Disney Television and Buena Vista Television labels, the Company develops and produces animated children’s television programming for distribution to broadcasters throughout the world, including Disney Channel, the ABC Television Network, and other cable broadcasters.

The Company also licenses and syndicates its animated television and other properties in a number of foreign television markets.

The Company also produces original television movies that the ABC Television Network airs along with acquired theatricals as ABC Movies of the Week.

Under the Buena Vista Productions label we produce a variety of primetime specials for network television and live-action syndicated programming. Syndicated programming includes Live! with Regis and Kelly, a daily talk show; Ebert & Roeper, a weekly motion picture review program; and game shows, such as Who Wants to Be a Millionaire.

Domestic Broadcast Radio Networks and Stations

We operate the ABC Radio Network, the ESPN Radio Network, and the Radio Disney Network (the Radio Networks). Through our Radio Networks, we provide programming to approximately 4,400 affiliated radio stations reaching approximately 110 million domestic listeners weekly. The ABC Radio Network produces and distributes a variety of programs and formats, including ABC News Radio and other news network programming, syndicated talk and music programs, and 24-hour music formats. The ESPN Radio Network format is carried on more than 500 stations, including 327 full-time (five of which are owned by the Company), making it the largest sports radio network in the United States. The Radio Disney Network, a 24-hour music and talk format intended to appeal to children and their parents, is carried in 54 markets, covering more than 60 percent of the U.S. market.

We also own 52 standard AM radio stations and 19 FM stations. Of the Company’s 42 owned radio stations located in the top 20 U.S. radio markets, 24 carry predominantly locally originated music and talk programming, 14 carry the Radio Disney format and four carry the ESPN Radio format. Of the Company’s 29 radio stations in the non-top-20 markets, 26 carry the Radio Disney format, two carry non-ABC programming, and one carries the ESPN Radio format. Our radio stations reach 14 million people weekly in the top 20 United States radio markets.

The business model for the Radio Networks is similar to the ABC Television Network business model.

On February 6, 2006, the Company and Citadel Broadcasting Corporation (Citadel) announced an agreement to merge the ABC Radio business, which consists of 22 of the Company’s owned radio stations and the ABC Radio Network, with Citadel. The agreement was subsequently amended on November 19, 2006. The amended agreement provides that the closing will occur no earlier than May 31, 2007, subject to regulatory approvals, and that either party may terminate the agreement if the closing does not occur by June 15, 2007. Additional information regarding this transaction is included in Item 9B and Note 3 in the Consolidated Financial Statements.

Markets, frequencies, and other station details are as follows:

Market	Format	Radio Station	Frequency	Radio Market Ranking(1)
New York, NY(3)	ABC	WABC	AM	1
New York, NY(3)	ABC	WPLJ	FM	1
New York, NY	ESPN	WEPN	AM	1
Los Angeles, CA(3)	ABC	KABC	AM	2
Los Angeles, CA	ESPN	KSPN	AM	2
Los Angeles, CA	Radio Disney	KDIS	AM	2
Los Angeles, CA(3)	ABC	KLOS	FM	2
Chicago, IL(3)	ABC	WLS	AM	3
Chicago, IL	ESPN	WMVP	AM	3
Chicago, IL	Radio Disney	WRDZ	AM	3
Chicago, IL(3)	ABC	WZZN	FM	3
San Francisco, CA(3)	ABC	KGO	AM	4
San Francisco, CA(3)	ABC	KSFO	AM	4
San Francisco, CA	Radio Disney	KMKY	AM	4
Dallas-Fort Worth, TX(3)	ABC	WBAP	AM	5
Dallas-Fort Worth, TX	Radio Disney	KMKI	AM	5
Dallas-Fort Worth, TX(3)	ABC	KTYS	FM	5
Dallas-Fort Worth, TX(3)	ABC	KSCS	FM	5
Dallas-Fort Worth, TX	ESPN	KESN	FM	5

Market	Format	Radio Station	Frequency	Radio Market Ranking(1)
Philadelphia, PA	Radio Disney	WWJZ	AM	6
Houston, TX	Radio Disney	KMIC	AM	7
Washington, D.C.(3)	ABC	WMAL	AM	8
Washington, D.C.(3)	ABC	WRQX	FM	8
Washington, D.C.(3)	ABC	WJZW	FM	8
Detroit, MI(3)	ABC	WJR	AM	9
Detroit, MI(3)	ABC	WDVD	FM	9
Detroit, MI(3)	ABC	WDRQ	FM	9
Detroit, MI	Radio Disney	WFDF	AM	9
Atlanta, GA	Radio Disney	WDWD	AM	10
Atlanta, GA(3)	ABC	WKHX	FM	10
Atlanta, GA(3)	ABC	WYAY	FM	10
Boston, MA	Radio Disney	WMKI	AM	11
Miami, FL	Radio Disney	WMYM	AM	12
Seattle, WA	Radio Disney	KKDZ	AM	14
Phoenix, AZ	Radio Disney	KMIK	AM	15
Minneapolis, MN(3)	Radio Disney	KDIZ	AM	16
Minneapolis, MN(3)	ABC	KQRS	FM	16
Minneapolis, MN(3)	ABC	KXXR	FM	16
Minneapolis, MN(2) (3)	ABC	WGVX	FM	16
Minneapolis, MN(2) (3)	ABC	WGVY	FM	16
Minneapolis, MN(2) (3)	ABC	WGVZ	FM	16
Tampa, FL	Radio Disney	WWMI	AM	19
St. Louis, MO	Radio Disney	WSDZ	AM	20
Denver, CO	Radio Disney	KDDZ	AM	22
Pittsburgh, PA	ESPN	WEAE	AM	23
Portland, OR	Radio Disney	KDZR	AM	24
Portland, OR	Radio Disney	KKSL	AM	24
Cleveland, OH	Radio Disney	WWMK	AM	25
Sacramento, CA	Radio Disney	KIID	AM	26
Kansas City, MO	Radio Disney	KPHN	AM	29
San Antonio, TX	Radio Disney	KRDY	AM	30
Salt Lake City, UT	Radio Disney	KWDZ	AM	31
Milwaukee, WI	Radio Disney	WKSH	AM	33
Charlotte, NC	Radio Disney	WGFY	AM	35
Providence, RI	Radio Disney	WDDZ	AM	36
Orlando, FL	Radio Disney	WDYZ	AM	37
Norfolk, VA	Radio Disney	WHKT	AM	40
Norfolk, VA	Radio Disney	WPMH	AM	40
Indianapolis, IN	Radio Disney	WRDZ	FM	41
Greensboro, NC	Radio Disney	WCOG	AM	45
West Palm Beach, FL	Radio Disney	WMNE	AM	46
New Orleans, LA	Radio Disney	WBYU	AM	47
Jacksonville, FL	Radio Disney	WBWL	AM	49
Hartford, CT	Radio Disney	WDZK	AM	51
Louisville, KY	Radio Disney	WDRD	AM	55
Richmond, VA	Radio Disney	WDZY	AM	56
Albany, NY	Radio Disney	WDDY	AM	62
Tulsa, OK	Radio Disney	KMUS	AM	65
Albuquerque, NM	Radio Disney	KALY	AM	70
Little Rock, AR	Radio Disney	KDIS	FM	85
Wichita, KS	Radio Disney	KQAM	AM	95

(1)	Based on 2006 Arbitron Radio Market Rankings

(2)	The three radio signals are operated as a single station

(3)	Stations subject to transfer to Citadel pursuant to the announced agreement to merge

Internet and Mobile Operations

The internet and mobile operations of the Media Networks segment develop, publish, and distribute content for online and wireless services intended to appeal to broad consumer interest in sports, news, family, and entertainment. Internet web sites and products include ABC.com, ABCNEWS.com, Disney.com, and ESPN.com. The Company’s internet operations derive revenue from a combination of advertising and sponsorships, subscription services, and e-commerce activities.

ABC.com is the official web site of the ABC Television Network, while ABCNEWS.com draws on the knowledge and expertise of ABC News correspondents throughout the world to provide in-depth news coverage online. ABCNEWS.com also offers broadband subscriptions to the 24-hour live internet news channel, ABC News Now, and to video-on-demand news reports from all ABC News broadcasts. Content from ABC and ABC News is also available on select domestic cellular carrier networks.

Disney.com is a centralized Disney web site that integrates many of the Company’s Disney-branded internet sites including sites for the Disney Channel, Parks and Resorts, and Walt Disney Pictures. Disney Online offers a number of premium broadband services, including Disney Connection and Disney’s Toontown Online, and Disney Mobile Studios produces and publishes mobile content that is distributed through mobile carriers and content distributors worldwide. In June 2006, the Company launched Disney Mobile, a mobile phone service specifically developed to meet the needs of parents and kids.

ESPN.com delivers comprehensive sports news, information, and video to millions of fans each month. ESPN360 is a broadband service that delivers live games, highlights, inside analysis, among other content features. ESPN.com averages 17.5 million users per month.

In February 2006, ESPN introduced Mobile ESPN, the first national U.S. wireless phone service specifically targeted to sports fans. In September 2006, the Company announced Mobile ESPN would be transitioned into its existing wireless business, which distributes mobile content to various wireless devices.

Competition and Seasonality

The ABC Television Network, Disney Channel, ESPN, ABC Family Channel, and our other broadcast and cable and satellite services compete for viewers primarily with other television networks, independent television stations, and other video media, such as cable and satellite television programming services, DVDs, video games, and the internet. In the sale of advertising time, the broadcasting operations compete with other television networks, independent television stations, suppliers of cable and satellite services, and other advertising media such as newspapers, magazines, billboards, and the internet. The Radio Networks likewise compete with other radio networks and radio programming services, independent radio stations, and other advertising media.

The Company’s television and radio stations compete with other television and radio stations, cable and satellite programming services, DVDs and other advertising media such as newspapers, magazines, billboards, and the internet. Competition occurs primarily in individual market areas. A television or radio station in one market generally does not compete directly with stations in other markets.

The growth in the cable and satellite industry’s share of viewers has resulted in increased competitive pressures for advertising revenues. The Company’s cable and satellite networks also face competition for carriage by cable and satellite service operators and distributors. The Company’s contractual agreements with cable and satellite operators are renewed or renegotiated from time to time in the ordinary course of business. Consolidation and other market conditions in the cable and satellite distribution industry and other factors may adversely affect the Company’s ability to obtain and maintain contractual terms for the distribution of its various cable and satellite programming services that are as favorable as those currently in place.

The Company’s Media Networks segment also competes for the acquisition of sports and other programming. The market for programming is very competitive, particularly for sports programming. The Company currently has sports rights agreements with the National Football League (NFL), National Basketball Association (NBA), NASCAR, (beginning in 2007) and Major League Baseball (MLB), as well as for other sporting events, including various college football and basketball conferences, World Cup, PGA Tour, and Indy Racing League, including the Indianapolis 500.

The Company’s internet web sites and products compete with other web sites and products in their respective categories, which include kids, family, entertainment, sports, and news, among others.

Advertising revenues at the Media Networks are subject to seasonal advertising patterns. Revenues are typically somewhat higher during the fall and somewhat lower during the summer months. Affiliate revenues are typically collected ratably throughout the year. Certain affiliate revenues at ESPN are deferred until annual programming commitments are met, and these commitments are typically satisfied during the second half of the Company’s fiscal year, which generally results in higher revenue recognition during this period.

Federal Regulation

Television and radio broadcasting are subject to extensive regulation by the Federal Communications Commission (FCC) under Federal laws and regulations, including the Communications Act of 1934, as amended. Violation of FCC regulations can result in substantial monetary forfeitures, limited renewals of licenses and, in egregious cases, denial of license renewal or revocation of a license. FCC regulations that affect our Media Networks segment include the following:

•	Licensing of television and radio stations. Each of the television and radio stations we own must be licensed by the FCC. These licenses are granted for periods of up to eight years, and we must obtain renewal of licenses as they expire in order to continue operating the stations. We (or the acquiring entity in the case of a divestiture) must also obtain FCC approval whenever we seek to have a license transferred in connection with the acquisition or divestiture of a station. The FCC may decline to renew or approve the transfer of a license in certain circumstances. Although we have generally received such renewals and approvals in the past, there can be no assurance that we will always obtain necessary renewals and approvals in the future.

•	Television and radio station ownership limits. The FCC imposes limitations on the number of television stations and radio stations we can own in a specific market, on the combined number of television and radio stations we can own in a single market and on the aggregate percentage of the national audience that can be reached by television stations we own. Currently:

•	FCC regulations may restrict our ability to own more than one television station in a market, depending on the size and nature of the market. We do not own more than one television station in any of the ten markets in which we own a television station.

•	Federal statutes permit our television stations in the aggregate to reach a maximum of 39% of the national audience (For this purpose, FCC regulations attribute to UHF television stations only 50% of the television households in their market). Our stations reach approximately 24% of the national audience (approximately 23% when calculated using the FCC’s attribution rules).

•	FCC regulations in some cases impose restrictions on our ability to acquire additional radio or television stations in the markets in which we own radio stations, but we do not believe any such limitations are material to our current operating plans.

In July 2003, the FCC adopted revised limits on television and radio station ownership. The rules adopted generally would have relaxed existing ownership restrictions and permitted entities to own more television and radio stations in some markets. They also would have eliminated the 50% discount for calculating households reached by UHF television stations operated by the top four broadcast television networks (including ABC). The new rules, however, were challenged in federal court and were remanded by the court to the FCC to review the rules. As a result, most of the revised rules adopted by the FCC in July 2003 are not in effect. This year, the FCC initiated a rulemaking in response to the court remand to re-evaluate these rules in light of the court decision. Although it is possible that the FCC may implement more liberal media ownership rules than those currently in effect (other than those governed by statute), we cannot predict whether the revised rules will be implemented and if so, when such rules will become effective.

•	Dual networks. FCC rules currently prohibit any of the four major television networks — ABC, CBS, Fox and NBC — from being under common ownership or control.

•	Regulation of programming. The FCC regulates programming by, among other things, banning “indecent” programming, regulating political advertising, and imposing commercial time limits during children’s programming. Broadcasters face a heightened risk of being found in violation of the indecency prohibition by the FCC because of recent FCC decisions, coupled with the spontaneity of live programming. Recently, the FCC has indicated that it is stepping up enforcement activities as they apply to indecency, and has indicated it would consider license revocation for serious violations. Moreover, legislation has been introduced in Congress that would increase penalties for broadcasting indecent programming.

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

•	Cable and satellite carriage of broadcast television stations. With respect to cable systems operating within a television station’s Designated Market Area, FCC rules require that every three years each television station elect either “must carry” status, pursuant to which cable operators generally must carry a local television station in the station’s market, or “retransmission consent” status, pursuant to which the cable operator must negotiate with the television station to obtain the consent of the television station prior to carrying its signal. Under the Satellite Home Viewer Improvement Act and its successor, the Satellite Home Viewer Extension and Reauthorization Act, satellite carriers are permitted to retransmit a local television station’s signal into its local market with the consent of the local television station. If a satellite carrier elects to carry one local station in a market, the satellite carrier must carry the signals of all local television stations that also request carriage. Certain of the satellite carriage provisions are set to expire on December 31, 2009.

•	Digital television. FCC rules currently require full-power analog television stations, such as ours, to provide digital service on a second broadcast channel granted specifically for the phase-in of digital broadcasting. FCC rules also regulate digital broadcasting to ensure continued quality carriage of mandated free over-the-air program service. All of the Company’s stations have launched digital facilities, and we are evaluating various options with respect to use of digital channels. Under a recently-enacted statute, all broadcasters are required to operate exclusively in digital mode and permanently surrender one of their two channels by February 17, 2009.

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

PARKS AND RESORTS

The Company owns and operates the Walt Disney World Resort and Disney Cruise Line in Florida, the Disneyland Resort in California, and ESPN Zone facilities in several states. The Company manages and has effective ownership interests of 51% and 43%, respectively, in the Disneyland Resort Paris and Hong Kong Disneyland, which opened in September 2005. The Company also licenses the operations of the Tokyo Disney Resort in Japan. The Company’s Walt Disney Imagineering unit designs and develops new theme park concepts and attractions as well as resort properties.

The businesses in the Parks and Resorts segment generate revenues predominately from the sale of admissions to the theme parks, room nights at the hotels, and rentals at the resort properties. Costs consist primarily of the fixed cost base for physical properties and base level staffing necessary to operate the theme park and resort properties. In addition to the fixed cost base, there is a variable cost component that increases or decreases with the volume of business.

Walt Disney World Resort

The Walt Disney World Resort is located 15 miles southwest of Orlando, Florida on approximately 30,500 acres of owned land. The resort includes theme parks (the Magic Kingdom, Epcot, Disney-MGM Studios, and Disney’s Animal Kingdom); hotels; vacation ownership units; a retail, dining, and entertainment complex; a sports complex; conference centers; campgrounds; golf courses; water parks and other recreational facilities designed to attract visitors for an extended stay.

The entire Walt Disney World Resort is marketed through a variety of national, international, and local advertising and promotional activities. Several attractions in each of the theme parks are sponsored by corporate participants.

Magic Kingdom — The Magic Kingdom, which opened in 1971, consists of seven themed lands: Main Street USA, Adventureland, Fantasyland, Frontierland, Liberty Square, Mickey’s Toontown Fair, and Tomorrowland. Each land provides a unique guest experience featuring themed rides and attractions, live Disney character interaction, restaurants, refreshment areas, and merchandise shops. Additionally, there are daily parades and a nighttime fireworks extravaganza, Wishes.

Epcot — Epcot, which opened in 1982, consists of two major themed areas: Future World and World Showcase. Future World dramatizes certain historical developments and addresses the challenges facing the world today through major pavilions devoted to showcasing science and technology improvements, communication, energy, transportation, using your imagination, life and health, nature and food production, the ocean environment, and space. World Showcase presents a community of nations focusing on the culture, traditions, and accomplishments of people around the world. Countries represented with pavilions include the United States, Canada, China, France, Germany, Italy, Japan, Mexico, Morocco, Norway, and the United Kingdom. Both areas feature themed rides and attractions, restaurants, and merchandise shops.

Disney-MGM Studios — Disney-MGM Studios, which opened in 1989, consists of a theme park, a radio studio, and a film and television production facility. The park centers on Hollywood as it was during the 1930’s and 1940’s and provides various attractions, themed food service, and merchandise facilities. The production facility consists of three sound stages, merchandise shops, and a back lot and currently hosts both feature film and television productions. Disney-MGM Studios also features Fantasmic!, a nighttime entertainment spectacular.

Disney’s Animal Kingdom — Disney’s Animal Kingdom, which opened in 1998, consists of a 145-foot Tree of Life centerpiece surrounded by six themed areas: Dinoland U.S.A., Africa, Rafiki’s Planet Watch, Asia, Discovery Island, and Camp Minnie–Mickey. Each themed area contains adventure attractions, entertainment shows, restaurants, and merchandise shops. The park features more than 300 species of mammals, birds, reptiles, and amphibians and 3,000 varieties of trees and plants on more than 500 acres of land.

Resort Facilities — As of September 30, 2006, the Company owned and operated 17 resort hotels at the Walt Disney World Resort, with a total of approximately 22,000 rooms and 443,000 square feet of conference meeting space. In addition, Disney’s Fort Wilderness camping and recreational area offers approximately 800 campsites.

The Disney Vacation Club (DVC) offers ownership interests in seven resort facilities located at the Walt Disney World Resort; Vero Beach, Florida; and Hilton Head Island, South Carolina. Available units at each facility are offered for sale under a vacation ownership plan and are operated as rental property until the units are sold. Disney’s Saratoga Springs Resort & Spa in Orlando, Florida opened its first of three phases of vacation ownership properties in May 2004. Upon the completion of Saratoga Springs, which is expected in March 2007, the Walt Disney World Resort will have roughly 2,400 vacation ownership units. An additional 450 units have been announced at Disney’s Animal Kingdom Lodge. These accommodations are scheduled for development in phases with an anticipated opening beginning Fall 2007 and a completion date planned for Spring 2009.

Recreational amenities and activities available at the Walt Disney World Resort include five championship golf courses, miniature golf courses, full-service spas, tennis, sailing, water skiing, swimming, horseback riding, and a number of other noncompetitive sports and leisure time activities. The resort also includes two water parks: Blizzard Beach and Typhoon Lagoon.

We have also developed a 120-acre retail, dining, and entertainment complex known as Downtown Disney, which consists of the Marketplace, Pleasure Island, and West Side. A number of the Downtown Disney facilities are operated by third parties that pay rent and license fees to the Company. In addition to more than 20 specialty retail shops and restaurants, the Downtown Disney Marketplace is home to the 50,000-square-foot World of Disney retail store featuring Disney-branded merchandise. Pleasure Island, a nighttime entertainment center adjacent to the Downtown Disney Marketplace, includes restaurants, nightclubs, and shopping facilities. Downtown Disney West Side is situated on 66 acres on the west side of Pleasure Island and includes the DisneyQuest facility, Cirque du Soleil, House of Blues, and several other retail, dining, and entertainment operations.

Disney’s Wide World of Sports, which opened in 1997, is a 220-acre sports complex providing professional caliber training and competition, festival and tournament events, and interactive sports activities. The complex’s venues accommodate more than 30 different sporting events, including baseball, tennis, basketball, softball, track and field, football, and soccer. Its stadium is the spring training site for MLB’s Atlanta Braves and has a seating capacity exceeding 9,500. Additionally, the complex is the pre-season training site of the NFL’s Tampa Bay Buccaneers. The Amateur Athletic Union hosts more than 30 championship events per year at the facility.

In the Downtown Disney Resort area, seven independently-operated hotels are situated on property leased from the Company. These hotels have a capacity of approximately 3,700 rooms. Additionally, two hotels, the Walt Disney World Swan and the Walt Disney World Dolphin, with an aggregate capacity of approximately 2,300 rooms, are independently operated on property leased from the Company near Epcot.

Disneyland Resort

The Company owns 460 acres and has under long-term lease an additional 50 acres of land in Anaheim, California. The Disneyland Resort includes two theme parks (Disneyland and Disney’s California Adventure), three hotels, and a retail, dining, and entertainment district designed to attract visitors for an extended stay.

The entire Disneyland Resort is marketed as a destination resort through international, national, and local advertising and promotional activities. A number of the attractions and restaurants at each of the theme parks are sponsored by other corporations through long-term agreements.

Disneyland — Disneyland, which opened in 1955, consists of Main Street USA and seven principal areas: Adventureland, Critter Country, Fantasyland, Frontierland, New Orleans Square, Tomorrowland, and Toontown. These areas feature themed rides and attractions, shows, restaurants, merchandise shops, and refreshment stands.

Disney’s California Adventure — Disney’s California Adventure, which opened in 2001, is adjacent to Disneyland and includes four principal areas: Golden State, Hollywood Pictures Backlot, Paradise Pier, and “a bug’s land”. These areas include rides, attractions, shows, restaurants, merchandise shops, and refreshment stands.

Resort Facilities — Disneyland Resort includes three Company-owned hotels: the 990 room Disneyland Hotel, 490-room Disney’s Paradise Pier Hotel, and Disney’s Grand Californian Hotel, a deluxe 750-room hotel located adjacent to Disney’s California Adventure.

The Resort also includes Downtown Disney, a themed 311,000 square foot outdoor complex of entertainment, dining, and shopping venues, located adjacent to both Disneyland Park and Disney’s California Adventure. A number of the Downtown Disney facilities are operated by third parties, who pay rent and license fees to the Company.

Disneyland Resort Paris

The Company has a 51% effective ownership interest in the Disneyland Resort Paris, which is a 4,800 acre development located in Marne-la-Vallée, approximately 20 miles east of Paris, France. Euro Disney S.C.A. is also required to pay royalties and management fees to certain wholly-owned subsidiaries of The Walt Disney Company based on performance of the operations of the park. Euro Disney S.C.A., a publicly-traded French entity and its subsidiaries operate the Disneyland Resort Paris, which includes the Disneyland Park; the Walt Disney Studios Park; seven themed hotels with approximately 5,800 rooms; two convention centers; the Disney Village, a shopping, dining, and entertainment center; and a 27-hole golf facility. Of the 4,800 acres comprising the site, approximately 2,400 acres have been developed to date. The project is being developed pursuant to a 1987 master agreement with the French governmental authorities.

Disneyland Park — Disneyland Park, which opened in 1992, consists of Main Street and four principal themed areas: Adventureland, Discoveryland, Fantasyland, and Frontierland. These areas include themed rides, attractions, shows, restaurants, merchandise shops, and refreshment stands.

Walt Disney Studios Park — Walt Disney Studios Park opened in March 2002 adjacent to Disneyland Park. The park takes guests into the worlds of cinema, animation, and television and includes four principal themed areas: Front Lot, Animation Courtyard, Production Courtyard, and Backlot. These areas each include themed rides, attractions, shows, restaurants, merchandise shops, and refreshment stands.

Development of the site continues with the Val d’Europe project, a planned community near Disneyland Resort Paris. The completed phases of the site include: a town center, which consists of a shopping center; a 150-room hotel; office, commercial, and residential space; and a regional train station. Third parties operate these developments on land leased or purchased from Euro Disney S.C.A. and its subsidiaries. In September 2003, Euro Disney S.C.A. signed an agreement with the regional development authority to begin the third phase of development. This phase will include an expansion of Disney Village and projects aimed at increasing Val d’Europe’s capacity to new residents.

In addition, there are several on-site hotels opened between 2003 and 2006 that are owned and operated by third-party developers and that provide approximately 2,220 rooms. Agreements have been signed with additional third-party developers to provide approximately 275 time-share units over the next two years.

In fiscal 2005, Euro Disney S.C.A. completed a financial restructuring, which provided for an increase in capital and refinancing of its borrowings. Pursuant to the financial restructuring, the Company has agreed to conditionally and unconditionally defer certain management fees and royalties and convert them into long-term subordinated debt. See Note 5 to the Consolidated Financial Statements for further discussion.

Hong Kong Disneyland Resort

The Company owns an interest in Hong Kong Disneyland Resort through Hongkong International Theme Parks Limited, an entity in which the Government of the Hong Kong Special Administrative Region owns a 57% interest and a subsidiary of the Company owns the remaining 43%. A separate Hong Kong subsidiary of the Company is responsible for managing Hong Kong Disneyland Resort.

Located on 311 acres on Lantau Island, the resort overlooks Penny’s Bay and is in close proximity to the Hong Kong International Airport. Hong Kong Disneyland Resort includes one theme park and two themed hotels.

Hong Kong Disneyland — Hong Kong Disneyland, which opened in September 2005, is the fist Disney theme park in China. The park consists of the following lands: Adventureland, Fantasyland, Main Street USA, and Tomorrowland. These areas feature themed rides and attractions, shows, restaurants, merchandise shops, and refreshment stands.

Resort Facilities — Hong Kong Disneyland Resort includes two themed hotels: the 400-room Hong Kong Disneyland Hotel and the 600-room Disney’s Hollywood Hotel.

The master project agreement signed by the Company and the Hong Kong government in 1999 permits further phased buildout of the development under certain circumstances.

Based on the operating performance of Hong Kong Disneyland Resort, the Company is entitled to receive royalties and management fees in addition to the Company’s equity interest.

Tokyo Disney Resort

Tokyo Disney Resort is located on approximately 494 acres of land, six miles east of downtown Tokyo, Japan. The resort includes two theme parks (Tokyo Disneyland and Tokyo DisneySea); two Disney-branded hotels; five independently-operated hotels; and a retail, dining, and entertainment complex.

Tokyo Disneyland — Tokyo Disneyland, which opened in 1983, was the first Disney theme park to open outside the United States. Tokyo Disneyland consists of seven principal areas: Adventureland, Critter Country, Fantasyland, Tomorrowland, Toontown, Westernland, and World Bazaar.

Tokyo DisneySea — Tokyo DisneySea, adjacent to Tokyo Disneyland, opened in 2001. The park is divided into seven unique “ports of call” including Mediterranean Harbor, American Waterfront, Port Discovery, Lost River Delta, Mermaid Lagoon, Mysterious Island, and Arabian Coast.

The resort includes the 502-room Tokyo Disney Sea Hotel MiraCosta, the 504-room Disney Ambassador Hotel, as well as the Disney Resort Line monorail, which links theme parks and resort hotels with Ikspiari, a retail, dining, and entertainment complex, and with Bon Voyage, a Disney-themed merchandise location.

The Company earns royalties on revenues generated by the Tokyo Disney Resort, which is owned and operated by Oriental Land Co., Ltd. (OLC), a Japanese corporation in which the Company has no investment. OLC markets the Tokyo Disney Resort primarily through a variety of local, domestic, and international advertising and promotional activities. In addition, third parties sponsor many of the theme park attractions under long-term arrangements.

Disney Cruise Line

Disney Cruise Line, which is operated out of Port Canaveral, Florida, is a cruise-vacation line that includes two 85,000-ton ships, the Disney Magic and the Disney Wonder. Both ships cater to children, families, and adults, with distinctly-themed areas and activities for each group. Each ship features 877 staterooms, 71% of which are outside staterooms providing guests with ocean views. Cruise vacations often include a visit to Disney’s Castaway Cay, a 1,000-acre private Bahamian island. The Company packages three, four, and seven-day cruise vacations with visits to the Walt Disney World Resort and also offers cruise-only options.

ESPN Zone

The ESPN Zone concept combines three interactive areas under one roof for a complete sports and entertainment experience: the Studio Grill, offering dining in an ESPN studio environment; the Screening Room, offering fans an exciting sports viewing environment; and the Sports Arena, challenging guests with a variety of interactive and competitive attractions. The Company currently operates eight ESPN Zone restaurants located in Anaheim, California; Atlanta, Georgia; Baltimore, Maryland; Chicago, Illinois; Denver, Colorado; Las Vegas, Nevada; New York, New York; and Washington, D.C.

Walt Disney Imagineering

Walt Disney Imagineering provides master planning, real estate development, attraction and show design, engineering support, production support, project management, and other development services, including research and development for the Company’s operations.

Competition and Seasonality

The Company’s theme parks and resorts compete with all other forms of entertainment, lodging, tourism, and recreational activities. The profitability of the leisure-time industry may be influenced by various factors that are not directly controllable, such as economic conditions including business cycle and exchange rate fluctuations, travel industry trends, amount of available leisure time, oil and transportation prices, and weather patterns.

All of the theme parks and the associated resort facilities are operated on a year-round basis. Historically, the theme parks and resort business experiences fluctuations in theme park attendance and resort occupancy resulting from the seasonal nature of vacation travel and local entertainment excursions. Peak attendance and resort occupancy generally occur during the summer months when school vacations occur and during early-winter and spring-holiday periods.

STUDIO ENTERTAINMENT

The Studio Entertainment segment produces and acquires live-action and animated motion pictures, direct-to-video programming, musical recordings, and live-stage plays.

The Company distributes produced and acquired films (including its film and television library) to the theatrical, home entertainment, pay-per-view, video-on-demand, pay television, and free-to-air television markets. Each of these market windows is discussed in more detail below.

Theatrical Distribution

Walt Disney Pictures and Television, a subsidiary of the Company, produces and acquires live-action motion pictures that are distributed primarily under the Walt Disney Pictures and Touchstone Pictures banners. As part of a recently-announced shift in strategy, the Company expects to weight distribution of films more toward Disney-branded films and away from Touchstone films. Another subsidiary, Miramax Film Corp., acquires and produces motion pictures that are distributed under the Miramax banner. The Company distributed motion pictures under the Dimension banner through September 30, 2005. All releases under the Dimension banner after September 30, 2005 are owned and distributed by The Weinstein Company, a third-party company operated by the former co-chairmen of Miramax. The Company retains a license to continue to use the Dimension banner on titles that were released prior to September 30, 2005. The Company also produces and distributes animated motion pictures under the banner Walt Disney Pictures, including the films produced by Pixar. Refer to “Relationship with Pixar” section below for further information.

During fiscal 2007, we expect to distribute in domestic markets approximately 14 feature films under the Walt Disney Pictures and Touchstone Pictures banners and approximately nine films under the Miramax banner. These expected releases include several live-action family films and full-length animated films, with the remainder targeted to teenagers and/or adults. As of September 30, 2006, the Company had released domestically 894 full-length live-action features, 77 full-length animated features, approximately 542 cartoon shorts and 53 live action shorts under the Walt Disney Pictures, Touchstone Pictures, Hollywood Pictures, Miramax, and Dimension banners.

We distribute and market our filmed products principally through our own distribution and marketing companies in the U.S. In the international market, we distribute our filmed products both directly and through independent foreign distribution companies. Films released theatrically in the U.S. can be released simultaneously theatrically in international territories or generally up to six months later. The Company recently reorganized its theatrical distribution operations into one worldwide theatrical distribution unit.

The Company incurs significant marketing and advertising costs before and throughout the theatrical release of a film in an effort to generate public awareness of the film, to increase the public’s intent to view the film, and to help generate significant consumer interest in the subsequent home entertainment and other ancillary markets. These costs are expensed as incurred, therefore, we typically incur losses in the theatrical markets on a film, including the quarters before the theatrical release of the film.

Home Entertainment

In the domestic market, we distribute home-entertainment releases under each of our motion picture banners. In the international market, we distribute home-entertainment releases under each of our motion picture banners both directly and through independent foreign distribution companies. In addition, we develop, acquire, and produce original programming for direct-to-video release. The Company recently reorganized its home-entertainment operations into one worldwide home-entertainment unit.

The domestic and international home-entertainment window typically starts four to six months after each theatrical release with the issuance of a variety of physical and electronic versions of each title (including, but not limited to DVD, BluRay and Electronic formats). We have recently begun to distribute our films in the home-entertainment market electronically, including via iTunes and other distribution services.

Domestically, most titles are sold simultaneously to both “rentailers,” such as Blockbuster Inc., and retailers, such as Wal-Mart Stores, Inc. and Best Buy Co., Inc. In the international home-entertainment market, titles are either released simultaneously in the rental and retail channels or with a rental window before the retail window, depending on local market regulations, DVD hardware penetration, and demand for DVDs. The international market has experienced a trend in the compression of, or in some cases the disappearance of, the rental window.

As of September 30, 2006, under the banners Walt Disney Pictures, Touchstone Pictures, Hollywood Pictures, Miramax, and Dimension, 1,362 produced and acquired titles, including 1,129 live action titles and 233 cartoon shorts and animated features, were available to the domestic home-entertainment marketplace and 2,912 produced and acquired titles, including 2,227 live action titles and 685 cartoon shorts and animated features, were available to the international home-entertainment market.

Television Distribution

Pay-Per-View (PPV): Generally about one to two months after the home entertainment window begins, the studio’s television distributor, Buena Vista Television, licenses titles to cable, satellite, and internet platforms for showing on a pay-per-view basis. PPV services, such as iN DEMAND and DirecTV, deliver one-time rentals electronically to consumers’ televisions at a price comparable to that of physical media rentals. Video-on-Demand (VOD) is an extension of PPV and currently shares the PPV window. The PPV/VOD window generally lasts about three months.

Pay Television (Pay 1): There are generally two pay television windows. The first window is generally fifteen months in duration and follows the PPV/VOD window. The Company has licensed exclusive domestic pay television rights to certain films released under the Walt Disney Pictures, Touchstone Pictures, Hollywood Pictures, Miramax, and Dimension banners to the Encore pay television services over a multi-year period.

Free Television (Free 1): The Pay 1 window is followed by a free television window wherein telecasts are accessible to consumers without charge. This free window may last up to 84 months. Motion pictures are usually sold in the Free 1 window on an ad-hoc basis to major networks and basic cable services. For films released theatrically prior to October 1, 2004, the Studio maintained only one output arrangement with the ABC Television Network. Films released after that date can be sold on an ad-hoc basis to all networks, including the ABC Television Network.

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

International Television: The Company also licenses its theatrical and television properties outside of the U.S. The typical windowing sequence is broadly consistent with the domestic cycle such that titles premiere on television in PPV/VOD then air in pay TV before airing in free TV. Windowing strategies are developed in response to local market practices and conditions, and the exact sequence and length of each window can vary country by country.

Certain properties may be re-licensed in one or more of the above television windows.

Buena Vista Music Group

The Buena Vista Music Group includes Walt Disney Records, Hollywood Records (including the Hollywood Records and Buena Vista Records labels), Lyric Street Records, and Disney Music Publishing.

Walt Disney Records produces and distributes compact discs and music DVDs in the United States. Music categories include infant, children’s, read-along, teens, all-family, and soundtracks from animated and other films distributed under the Walt Disney Pictures banner. We also license the creation of similar products throughout the rest of the world. Our Hollywood Records subsidiary, under the Hollywood Records and Buena Vista Records labels, develops, produces, and markets recordings from new talent across the spectrum of popular music, as well as soundtracks from certain live-action motion pictures. We also own the Nashville-based music label Lyric Street Records, which produces and markets recordings in the genre of country music.

In addition, each of our labels commissions new music for the Company’s motion picture and television programs, records the songs, and licenses the song copyrights to others for printed music, records, audiovisual devices, public performances, and digital distribution.

Disney Music Publishing controls the copyrights of thousands of musical compositions derived from the Company’s motion picture, television, record, and theme park properties, as well as musical compositions written by songwriters under exclusive contract. It is responsible for the management, protection, growth, and licensing of the Disney song catalog on a worldwide basis, including licensing for printed music, records, audio-visual works, and new media.

Buena Vista Theatrical Group

The Buena Vista Theatrical Group includes both Disney Theatrical Productions and Disney Live Family Entertainment.

Disney Theatrical Productions develops, produces, and licenses stage musicals worldwide. To date, the Company’s shows have included Beauty and the Beast, The Lion King, Elton John and Tim Rice’s Aida, On the Record, and Mary Poppins (a co-production with Cameron Mackintosh Ltd). Disney’s musical Tarzan® made its world premiere at the Richard Rodgers Theatre in New York City in May 2006. The Company generally elects to produce its own shows in the United States, the United Kingdom, and Australia and licenses its shows to local producers in other territories. As of September 30, 2006, Disney Theatrical Productions had 12 productions running worldwide, playing in five countries and in three languages.

Disney Live Family Entertainment licenses touring productions based upon Disney characters under the Disney On Ice and Disney Live! brands. In fiscal 2006, seven different productions of Disney On Ice toured in more than 30 countries worldwide with over 2,300 performances. In September 2006, Disney On Ice launched its 27th show, Princess Wishes, and Disney Live! launched its second production, Mickey’s Magic Show, which opened in the United States with a 33-city tour and will begin its international tour in January 2007. Both Disney On Ice and Disney Live! are licensed to Feld Entertainment.

Relationship with Pixar

On May 5, 2006, the Company acquired Pixar in an all-stock transaction and Pixar became a wholly-owned subsidiary of the Company. As a result of the acquisition, the Company now produces feature animation films under both the Disney and Pixar banners. Prior to May 5, 2006, the Company co-financed and distributed animated motion pictures developed in conjunction with Pixar. Both parties co-financed and co-branded the films and shared equally in the profits of each picture and any related merchandise or ancillary products, after the Company recovered all marketing costs and received a distribution fee. Additional information regarding the acquisition of Pixar is set forth in Note 3 to the consolidated financial statements.

Competition and Seasonality

The success of Studio Entertainment operations is heavily dependent upon public taste and preferences. In addition, Studio Entertainment operating results fluctuate due to the timing and performance of releases in the theatrical, home entertainment, and television markets. Release dates are determined by several factors, including competition and the timing of vacation and holiday periods.

The Studio Entertainment businesses compete with all forms of entertainment. A significant number of companies produce and/or distribute theatrical and television films, exploit products in the home entertainment market, provide pay television programming services, and sponsor live theater. We also compete to obtain creative and performing talents, story properties, advertiser support, broadcast rights, and market share, that are essential to the success of our Studio Entertainment businesses.

CONSUMER PRODUCTS

The Consumer Products segment partners with licensees, manufacturers, publishers, and retailers throughout the world to design, promote, and sell a wide variety of products based on existing and new Disney characters and other intellectual property. In addition to leveraging the Company’s film and television properties, Consumer Products develops new intellectual property within its publishing and interactive gaming divisions with the potential of being leveraged across the Company. The Company also engages in retail and online distribution of products based on the Company’s characters and films through The Disney Store and DisneyShopping.com, respectively. The Disney Store is owned and operated in Europe and is franchised in North America and Japan. As discussed in Note 3 to the Consolidated Financial Statements, the Company sold The Disney Store chain in North America in November 2004.

Character Merchandise and Publications Licensing

The Company’s worldwide merchandise licensing operations are divided among several product categories including: stationery, food, health, beauty, apparel, toys, consumer electronics, home furnishings, and home décor. In addition, Disney Publishing licenses books, magazines, and continuity programs. Through these product categories, the Company earns royalties, which are usually based on a fixed percentage of the wholesale or retail-selling price of the products. The Company licenses characters from its film, television, and other properties. Some of the major properties licensed by the Company include Mickey Mouse, Winnie the Pooh, and Disney Princess. The Company has also expanded its ability to design individual products across all categories and create exclusive themed and seasonal promotional campaigns for retailers based on characters, movies, and TV shows.

Books and Magazines

The Company publishes children’s books and magazines in multiple countries and languages. Disney publishes both Disney-branded and non-Disney-branded titles through its U.S. children’s book group (which includes Hyperion and Disney Press) and Disney Libri in Italy. During 2006, the Company’s U.S. children’s book group published several new titles including Peter and the Shadow Thieves, by Dave Barry and Ridley Pearson, A Family of Poems: My Favorite Poetry for Children, by Caroline Kennedy, and the fifth book in the Artemis Fowl series by Eoin Colfer, The Lost Colony. The international children’s book group published new Disney Fairies titles that include The Trouble with Tink. The U.S. magazine business includes such titles as Disney Adventure, Wondertime, a new non-Disney-branded magazine for young families launched in the past year, and FamilyFun. The international children’s magazine group includes titles such as the Mickey Mouse and Donald Duck weekly comic magazines, Princess, W.I.T.C.H., and themed special edition comic magazines based on the Company’s film properties. In fiscal 2006, the Company sold Discover magazine and closed Disney magazine in the U.S.

Buena Vista Games

Buena Vista Games (BVG) creates, develops, markets, and distributes multi-platform video games worldwide. BVG primarily focuses on multi-platform games derived from the Company’s creative content, such as The Chronicles of Narnia, Pirates of the Caribbean: Dead Man’s Chest, and Chicken Little. BVG is increasing its investment in internally developed and published games through the acquisition of studios and increased product development spending. BVG also licenses properties such as Kingdom Hearts 2 and Cars to third-party developers.

DisneyShopping.com

DisneyShopping.com offers Disney-themed merchandise through an internet site, which includes internally developed Disney merchandise as well as exclusive merchandise from other Disney units and Disney licensees.

The Disney Store

The Company markets Disney-themed products directly through retail stores operated under The Disney Store name. These facilities are generally located in leading shopping malls and other retail complexes. The stores carry a wide variety of Disney merchandise and promote other businesses of the Company. The Company owns and operates 103 stores, primarily in Europe. In Japan, the stores are operated under a licensing arrangement. In fiscal 2005, 315 stores in North America were sold to a wholly-owned subsidiary of The Children’s Place, which operates them under a franchising arrangement. At September 30, 2006, the Children’s Place operated 325 stores under this arrangement. See Note 3 to the Consolidated Financial Statements for discussion on the sale of the Disney Store chain in North America.

Competition and Seasonality

The Company competes in its character merchandising and other licensing, publishing, interactive, and retail activities with other licensors, publishers, and retailers of character, brand, and celebrity names. Based on independent surveys, we believe the Company is the largest worldwide licensor of character-based merchandise and producer/distributor of children’s film-related products based on retail sales. Operating results for the licensing and retail distribution business are influenced by seasonal consumer purchasing behavior and by the timing and performance of animated theatrical releases.

INTELLECTUAL PROPERTY PROTECTION

The Company’s businesses are affected by its ability throughout the world to exploit and protect against infringement of its intellectual property, including trademarks, trade names, copyrights, patents, and trade secrets. Important intellectual property includes rights in the content of motion pictures, television programs, electronic games, sound recordings, character likenesses, theme park attractions, books, and magazines.

The Company’s ability to exploit and protect intellectual property rights is affected by the strength and effectiveness of intellectual property laws in the United States and abroad. Inadequate laws or enforcement mechanisms to protect intellectual property in a country can adversely affect the results of the Company’s operations, despite the Company’s strong efforts to protect its intellectual property rights. In addition, a variety of factors, including technological advances, such as peer-to-peer technology and some features of digital video recorders have made infringement easier and faster and enforcement more challenging. Therefore, the Company devotes significant resources to protecting its intellectual property against unauthorized use in the United States and foreign markets.

The Company is also subject to the risk of challenges by third parties claiming infringement of their proprietary rights. Regardless of their validity, such claims may result in substantial costs and diversion of resources which could have an adverse effect on the Company’s operations.

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

Changes in U.S., global, or regional economic conditions could adversely affect the profitability of any of our businesses.

A decrease in economic activity in the United States or in other regions of the world in which we do business could adversely affect demand for any of our businesses, thus reducing our revenue and earnings. A decline in economic conditions could reduce attendance and spending at one or more of our parks and resorts, purchase of or prices for advertising on our broadcast or cable networks or owned stations, prices that cable operators will pay for our cable programming, performance of our theatrical and home entertainment releases, and purchases of Company-licensed consumer products. In addition, an increase in price levels generally, or in price levels in a particular sector such as the energy sector, could result in a shift in consumer demand away from the entertainment and consumer products we offer, which could also adversely affect our revenues and, at the same time, increase our costs. Changes in exchange rates for foreign currencies may reduce international demand for our products, increase our labor or supply costs in non-United States markets, or reduce the United States dollar value of revenue we receive from other markets.

Changes in public and consumer tastes and preferences for entertainment and consumer products could reduce demand for our entertainment offerings and products and reduce profitability.

Each of our businesses creates entertainment or consumer products whose success depends substantially on consumer tastes and preferences that change in often unpredictable ways. The success of our businesses depends on our ability to consistently create and distribute filmed entertainment, broadcast and cable programming, theme park attractions, resort facilities, and consumer products that meet the changing preferences of the broad consumer market. Many of our businesses increasingly depend on worldwide acceptance of our offerings and products, and their success therefore depends on our ability to successfully predict and adapt to changing consumer tastes and preferences outside as well as inside the United States. Moreover, we must often invest substantial amounts in film production, broadcast and cable programming, theme park attractions, or resort facilities before we learn the extent to which products will earn consumer acceptance. If our entertainment offerings and products do not achieve sufficient consumer acceptance, our revenue from advertising sales (which are based in part on ratings for the programs in which advertisements air) or subscription fees for broadcast and cable programming, from theatrical film receipts or home video sales, from theme park admissions and resort room, food, and beverage charges, from sales of licensed consumer products or from sales of our other consumer products, and services may decline and adversely affect the profitability of one or more of our businesses.

Changes in technology and in consumer consumption patterns may affect demand for our entertainment products or the cost of producing or distributing products.

The media and entertainment businesses in which we participate depend significantly on our ability to acquire, develop, adopt and exploit new technologies to distinguish our products and services from those of our competitors. In addition, new technologies affect the demand for our products, the time and manner in which consumers acquire and view some of our entertainment products and the options available to advertisers for reaching their desired markets. For example:

•	the success of our offerings in the home entertainment market depends in part on consumer preferences with respect to home entertainment formats, including DVD players and personal video recorders, as well as the availability of alternative home entertainment offerings and technologies, including web-based delivery of entertainment offerings;

•	technological developments offer consumers an expanding array of entertainment options and if consumers favor options we have not yet fully developed rather than the entertainment products we offer, our sales may be adversely affected.

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

Demand for our products and services, particularly our theme parks and resorts, is highly dependent on the general environment for travel and tourism. The environment for travel and tourism, as well as demand for other entertainment products, can be significantly adversely affected in the United States, globally or in specific regions as a result of a variety of factors beyond our control, including: adverse weather conditions or natural disasters (such as excessive heat or rain, hurricanes and earthquakes); health concerns; international, political or military developments; and terrorist attacks. These events, and others such as fluctuations in travel and energy costs and computer virus attacks or other widespread computing or telecommunications failures, may also damage our ability to provide our products and services or to obtain insurance coverage with respect to these events. Due to recent weather events, we are currently limited in the extent of insurance we can obtain for wind damage and are carrying more self-insurance with respect to this risk than we have in the past.

Sustained increases in costs of pension and post-retirement medical and other employee health and welfare benefits may reduce our profitability.

With more than 133,000 employees, our profitability is substantially affected by costs of pension benefits and current and post-retirement medical benefits. In recent years, we have experienced significant increases in these costs as a result of macro-economic factors beyond our control, including increases in health care costs. In addition, changes in investment returns and discount rates used to calculate pension and related liabilities may affect our costs in some years. At least some of these macro-economic factors may continue to put upward pressure on the cost of providing pension and medical benefits. Although we have actively sought to control increases in these costs, there can be no assurance that we will succeed in limiting cost increases, and continued upward pressure could reduce the profitability of our businesses.

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

The Company’s acquisition of Pixar will cause short term dilution in earnings per share and there can be no assurance that anticipated improvements in earnings per share will be realized.

On May 5, 2006 (the Closing Date), the Company completed its all stock acquisition of Pixar. To purchase Pixar, Disney exchanged 2.3 shares of its common stock for each share of Pixar common stock resulting in the issuance of 279 million shares of Disney common stock and converted previously issued vested and unvested Pixar equity-based awards into approximately 45 million Disney equity-based awards.

The transaction resulted in lower earnings per share in fiscal 2006 than would have been earned by the Company in the absence of the transaction and this dilution is expected to continue in fiscal 2007 and possibly in future years. In addition, the issuance of shares in connection with the transaction has decreased the aggregate voting power of the Company’s pre-transaction shareholders. The Company expects that over time the transaction will yield benefits to the Company such that the transaction will ultimately be accretive to earnings per share. However, there can be no assurance that the increase in earnings per share expected in the longer term will be achieved. In order to achieve increases in earnings per share as a result of the acquisition, the Company will, among other things, need to effectively continue the successful operations of Pixar after the acquisition, develop successful sequels to prior Pixar productions, and improve the overall performance of the Disney feature animation business.

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

Our broadcast networks and television stations are highly regulated, and each of our other businesses is subject to a variety of United States and overseas regulations. These regulations include:

•	United States FCC regulation of our television and radio networks and owned stations, including licensing of stations, ownership limits, prohibitions on “indecent” programming and restrictions on commercial time in children’s programming and regulation of our broadcasting businesses in non-United States markets. Additional information regarding FCC regulation is provided in “Item 1 — Business — Media Networks, Federal Regulation.”

•	Environmental protection regulations.

•	Federal, state and foreign privacy and data protection laws and regulations.

•	Regulation of the safety of consumer products and theme park operations.

•	Imposition by foreign countries of trade restrictions or motion picture or television content requirements or quotas.

•	Domestic and international tax laws or currency controls.

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

The seasonality of certain of our businesses could exacerbate negative impacts on our operations.

Each of our businesses is normally subject to seasonal variations, as follows:

•	Revenues in our Media Networks segment are influenced by advertiser demand and the seasonal nature of programming, and audience viewership generally peaks in the winter months.

•	Revenues in our Parks and Resorts segment fluctuate with changes in theme park attendance and resort occupancy resulting from the seasonal nature of vacation travel. Peak attendance and resort occupancy generally occur during the summer months, when school vacations occur, and during early-winter and spring holiday periods.

•	Revenues in our Studio Entertainment segment fluctuate based on the timing of theatrical motion picture, home entertainment, and television releases. Release dates for theatrical, home entertainment, and television products are determined by several factors, including timing of vacation and holiday periods and competition in the market.

•	Revenues in our Consumer Products segment are influenced by seasonal consumer purchasing behavior and the timing of animated theatrical releases and generally peak in our first fiscal quarter due to the holiday season.

Accordingly, if a short term negative impact on our business occurs during a time of high seasonal demand (such as hurricane damage to our parks during the summer travel season), the effect could have a disproportionate effect on the results of that business for the year.

ITEM 1B. Unresolved Staff Comments

The Company has received no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of its 2006 fiscal year and that remain unresolved.

ITEM 2. Properties

The Walt Disney World Resort, Disneyland Park, and other properties of the Company and its subsidiaries are described in Item 1 under the caption Parks and Resorts. Film library properties are described in Item 1 under the caption Studio Entertainment. Radio and television stations owned by the Company are described under the caption Media Networks.

The Company and its subsidiaries own and lease properties throughout the world. In addition to the properties noted above, the table below provides a brief description of other significant properties and the related business segment.

Location	Property /	Use	Business Segment(1)
Approximate Size
Burbank, CA	Land (51 acres) & Buildings (2,400,000 ft2)	Owned Office/Production/Warehouse	Corp/Studio/Media/CP

Burbank, CA & surrounding cities(2)	Buildings (1,270,000 ft2)	Leased Office/Warehouse	Corp/Studio/Media/CP

Glendale, CA & North Hollywood, CA	Land (125 acres) & Buildings (2,600,000 ft2)	Owned Office/Warehouse (includes 600,000 ft2 sublet to third party tenants)	Corp/Studio/Media/CP/TP&R

Glendale, CA	Buildings (240,000 ft2)	Leased Office/Warehouse (includes 80,000 ft2 sublet to third party tenants)	Corp/CP

Los Angeles, CA	Land (22 acres) & Buildings (600,000 ft2)	Owned Office/Production/Technical	Media

New York, NY	Land (6.5 acres) & Buildings (1,400,000 ft2)	Owned Office/Production/Technical	Media

New York, NY	Buildings (710,000 ft2)	Leased Office/Production/Warehouse (includes 10,000 ft2 sublet to third party tenants)	Corp/Studio/Media/CP

Bristol, CT	Land (74 acres) & Buildings (600,000 ft2)	Owned Office/Production/Technical	Media

Bristol, CT	Buildings (400,000 ft2)	Leased Office/Warehouse/Technical	Media

Emeryville, CA	Land (21 acres) & Buildings (270,000 ft2)	Owned Office/Production/Technical (includes 20,000 ft2 sublet to third party tenants)	Studio

Emeryville, CA	Buildings (70,000 ft2)	Leased Office/Storage	Studio

USA & Canada	Land and Buildings (Multiple sites and sizes)	Owned and Leased Office/ Production/Transmitter/Retail/ Warehouse	Studio/CP/Media/ TP&R

Hammersmith, England	Building (330,000 ft2)	Owned Office (includes 25,000 ft2 sublet to third party tenants)	Corp/Studio/Media/CP

Europe, Asia, Australia & Latin America	Buildings (Multiple sites and sizes)	Leased Office/Retail/Warehouse	Corp/Studio/Media/CP

(1)	Corp — Corporate, CP — Consumer Products and TP&R — Theme Parks and Resorts
(2)	Surrounding cities include North Hollywood, CA and Sun Valley, CA

ITEM 3. Legal Proceedings

Milne and Disney Enterprises, Inc. v. Stephen Slesinger, Inc. On November 5, 2002, Clare Milne, the granddaughter of A. A. Milne, author of the Winnie the Pooh books, and the Company’s subsidiary Disney Enterprises, Inc. (DEI) filed a complaint against Stephen Slesinger, Inc. (SSI) in the United States District Court for the Central District of California. On November 4, 2002, Ms. Milne served notices to SSI and DEI terminating A. A. Milne’s prior grant of rights to Winnie the Pooh, effective November 5, 2004, and granted all of those rights to DEI. In their lawsuit, Ms. Milne and DEI sought a declaratory judgment, under United States copyright law, that Ms. Milne’s termination notices were valid; that SSI’s rights to Winnie the Pooh in the United States terminated effective November 5, 2004; that upon termination of SSI’s rights in the United States, the 1983 licensing agreement that is the subject of the Stephen Slesinger, Inc. v. The Walt Disney Company lawsuit terminated by operation of law; and that, as of November 5, 2004, SSI was entitled to no further royalties for uses of Winnie the Pooh. SSI filed (a) an answer denying the material allegations of the complaint and (b) counterclaims seeking a declaration that (i) Ms. Milne’s grant of rights to DEI is void and unenforceable and (ii) DEI remains obligated to pay SSI royalties under the 1983 licensing agreement. The District Court ruled that Milne’s termination notices were invalid. The Court of Appeals for the Ninth Circuit affirmed, and on June 26, 2006, the United States Supreme Court denied Milne’s petition for a writ of certiorari. On June 23, 2003, SSI filed an amended answer and counterclaims and a third-party complaint against Harriet Hunt (heir to E. H. Shepard, illustrator of the original Winnie the Pooh stories), who had served a notice of termination and a grant of rights similar to Ms. Milne’s, and asserted counterclaims against the Company allegedly arising from the Milne and Hunt terminations and the grant of rights to DEI for (a) unlawful and unfair business practices; and (b) breach of the 1983 licensing agreement.

On October 19, 2006, the parties stipulated to SSI’s filing its Fourth Amended Answer and Counterclaims (Fourth Amended Answer) seeking (a) to invalidate the Hunt termination notice, (b) to terminate the Company’s rights vis-à-vis SSI, and (c) damages in excess of two billion dollars, among other relief. That stipulation also provided that Hunt and the Company need not respond to the Fourth Amended Answer until the conclusion of two events: the state court appeal in Stephen Slesinger, Inc. v. The Walt Disney Company, and the trial in the District Court on the validity of the Hunt termination notice. SSI then sought to withdraw both the Fourth Amended Answer and its stipulation, but on November 3, 2006, the court denied that request and ordered that the Hunt termination trial commence on March 20, 2007.

Stephen Slesinger, Inc. v. The Walt Disney Company. In this lawsuit, filed on February 27, 1991 in the Los Angeles County Superior Court, the plaintiff claims that a Company subsidiary defrauded it and breached a 1983 licensing agreement with respect to certain Winnie the Pooh properties, by failing to account for and pay royalties on revenues earned from the sale of Winnie the Pooh movies on videocassette and from the exploitation of Winnie the Pooh merchandising rights. The plaintiff seeks damages for the licensee’s alleged breaches as well as confirmation of the plaintiff’s interpretation of the licensing agreement with respect to future activities. The plaintiff also seeks the right to terminate the agreement on the basis of the alleged breaches. If each of the plaintiff’s claims were to be confirmed in a final judgment, damages as argued by the plaintiff could total as much as several hundred million dollars and adversely impact the value to the Company of any future exploitation of the licensed rights. On March 29, 2004, the Court granted the Company’s motion for terminating sanctions against the plaintiff for a host of discovery abuses, including the withholding, alteration, and theft of documents and other information, and, on April 5, 2004, dismissed plaintiff’s case with prejudice. Plaintiff’s subsequent attempts to disqualify the judge who granted the terminating sanctions were denied in 2004, and its motion for a “new trial” was denied on January 26, 2005, allowing plaintiff to proceed with its noticed appeal from the April 5, 2004, order of dismissal. Argument of the appeal has not been scheduled.

In re Pixar Securities Litigation. On October 21, 2005, a putative class action lawsuit was filed against Pixar, Steven P. Jobs, Edwin E. Catmull and Simon T. Bax in the United States District Court for the Northern District of California. In this case, together with three subsequent cases which have been consolidated, plaintiffs allege that the defendants issued false and misleading statements in certain of Pixar’s press releases and SEC filings between January 18, 2005 and June 30, 2005, concerning earnings Pixar expected to receive for its second fiscal quarter of 2005, ended July 2, 2005, from the home video sales of The Incredibles. Plaintiffs assert claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. On

June 29, 2006, defendants filed a motion to dismiss the complaint, which was granted by order dated September 12, 2006. While the order allowed plaintiffs 30 days to file an amended complaint, plaintiffs agreed not to do so, and the lawsuit was dismissed on October 20, 2006, by stipulation of the parties.

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

Similar or identical claims were asserted in complaints filed by the same plaintiffs (other than William and Geraldine Brehm, James C. Hays and Barnett Stepak) in the Superior Court of the State of California, Los Angeles County on and after January 3, 1997. Those cases were dismissed on November 28, 2005.

Management believes that it is not currently possible to estimate the impact, if any, that the ultimate resolution of pending matters noted above will have on the Company’s results of operations, financial position, or cash flows.

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

Executive Officers of the Company

The executive officers of the Company are elected each year at the organizational meeting of the Board of Directors, which follows the annual meeting of the shareholders, and at other Board of Directors meetings, as appropriate. Each of the executive officers has been employed by the Company in the position or positions indicated in the list and pertinent notes below. Except as noted, each of the executive officers have been employed by the Company for more than five years.

At September 30, 2006, the executive officers of the Company were as follows:

Name	Age	Title	Executive Officer Since
Robert A. Iger	55	President and Chief Executive Officer(1)	2000
Thomas O. Staggs	45	Senior Executive Vice President and Chief Financial Officer	1998
Alan N. Braverman	58	Senior Executive Vice President, General Counsel and Secretary(2)	2003
Kevin A. Mayer	44	Executive Vice President, Corporate Strategy, Business Development and Technology(3)	2005
Christine M. McCarthy	51	Executive Vice President, Corporate Finance and Real Estate and Treasurer(4)	2005

(1)	Mr. Iger was appointed President and Chief Executive Officer effective October 2, 2005. He was President and Chief Operating Officer from January 2000, having served (from February 1999 until January 2000) as President of Walt Disney International and Chairman of the ABC Group. Mr. Iger previously held a number of increasingly responsible positions at ABC, Inc. and its predecessor Capital Cities/ABC, Inc., culminating in service as President and Chief Operating Officer of ABC, Inc. from 1994 to 1999.

(2)	Mr. Braverman was named Executive Vice President and General Counsel of the Company in January 2003 and promoted to Senior Executive Vice President and General Counsel of the Company in October 2003. Prior to his appointment as General Counsel of the Company, Mr. Braverman had been Executive or Senior Vice President and General Counsel of ABC, Inc. since August 1996 and also Deputy General Counsel of the Company since August 2001.

(3)	Mr. Mayer was named Executive Vice President, Corporate Strategy, Business Development, and Technology, of the Company in June 2005 and was designated an executive officer in October 2005. He previously was Partner and Head of the Global Media and Entertainment Practice of L.E.K. Consulting LLC, a consulting firm, from February 2002, and Chairman and Chief Executive Officer of Clear Channel Interactive, a division of Clear Channel Worldwide, a media company, from September 2000 to December 2001.

(4)	Ms. McCarthy was named Executive Vice President, Corporate Finance and Real Estate in June 2005 and has been Treasurer since January 2000. Prior to her appointment as Executive Vice President, Corporate Finance and Real Estate, Ms. McCarthy was Senior Vice President and Treasurer from January 2000 to June 2005.

Wesley Coleman was named Executive Vice President and Chief Human Resources Officer of the Company, effective October 2, 2006. Mr. Coleman was previously Vice President, Global Human Resources, of Nike, Inc. from September 2002 and held a variety of positions at SC Johnson & Son, Inc. from November 1981 through 2002, including Vice President HR, North America and Vice President HR, Asia/Pacific.

PART II

ITEM 5. Market for the Company’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

The Company’s common stock is listed on the New York Stock Exchange under the ticker symbol “DIS”. The following table shows, for the periods indicated, the high and low sales prices per share of common stock as reported in the Bloomberg Financial markets services.

	Sales Price
	High	Low
2006
4th Quarter	$31.46	$28.15
3rd Quarter	31.03	26.75
2nd Quarter	28.85	23.77
1st Quarter	26.19	22.89

2005
4th Quarter	$26.50	$22.90
3rd Quarter	29.00	24.96
2nd Quarter	29.99	27.05
1st Quarter	28.03	22.51

The Company declared a dividend of $0.27 per share on December 1, 2005 with respect to fiscal 2005.

As of September 30, 2006, the approximate number of common shareholders of record was 991,771.

The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended September 30, 2006:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July 2, 2006 – July 31, 2006	50,160,996	$29.45	50,044,800	252 million
August 1, 2006 – August 31, 2006	39,601,371	29.56	39,490,000	213 million
September 1, 2006 – September 30, 2006	6,848,742	29.91	6,726,500	206 million

Total	96,611,109	29.52	96,261,300	206 million

(1)	349,809 shares were purchased on the open market to provide shares to participants in the Walt Disney Investment Plan (WDIP) and Employee Stock Purchase Plan (ESPP). These purchases were not made pursuant to a publicly announced repurchase plan or program.

(2)	Under a share repurchase program most recently reaffirmed by the Company’s Board of Directors on April 21, 1998, and implemented effective June 10, 1998, the Company was authorized to repurchase up to 400 million shares of its common stock. In January 2006, following share repurchases made through the end of December 2005, the Company’s Board of Directors increased the repurchase authorization to a total of 400 million shares. The repurchase program does not have an expiration date.

ITEM 6. Selected Financial Data

(in millions, except per share data)

	2006(1)(2)	2005(2)(3)	2004(4)	2003(5)	2002(6)
Statements of income
Revenues	$34,285	$31,944	$30,752	$27,061	$25,329
Income before the cumulative effect of accounting change	3,374	2,569	2,345	1,338	1,236
Per common share
Earnings before the cumulative effect of accounting change
Diluted	$1.64	$1.24	$1.12	$0.65	$0.60
Basic	1.68	1.27	1.14	0.65	0.61
Dividends	0.27	0.24	0.21	0.21	0.21
Balance sheets
Total assets	$59,998	$53,158	$53,902	$49,988	$50,045
Borrowings	13,525	12,467	13,488	13,100	14,130
Shareholders’ equity	31,820	26,210	26,081	23,791	23,445
Statements of cash flows
Cash provided (used) by:
Operating activities	$6,058	$4,269	$4,370	$2,901	$2,286
Investing activities	(227)	(1,691)	(1,484)	(1,034)	(3,176)
Financing activities	(5,143)	(2,897)	(2,701)	(1,523)	1,511

(1)	As shown in the table on page 33, the 2006 results include certain items which affected comparability. These items had an aggregate favorable impact of $0.06 per diluted share. During fiscal 2006, the Company completed an all stock acquisition of Pixar for $7.5 billion.
(2)	The Company adopted Statement of Financial Accounting Standards No. 123R, Share Based Payment (SFAS 123R) effective at the beginning of fiscal 2005 and recorded $245 million and $253 million of pre-tax stock option compensation expense, or ($0.07) and ($0.08) per diluted share, for fiscal 2006 and 2005, respectively. See Note 2 to the Consolidated Financial Statements.
(3)	As shown in the table on page 33, the 2005 results include certain items which affected comparability. These items had an aggregate favorable impact of $0.03 per diluted share.
(4)	During fiscal 2004, the Company adopted FASB Interpretation No. 46R, Consolidation of Variable Interest Entities (FIN 46), and as a result, consolidated the balance sheets of Euro Disney and Hong Kong Disneyland as of March 31, 2004 and the income and cash flow statements beginning April 1, 2004, the beginning of the Company’s fiscal third quarter. Under FIN 46 transition rules, Euro Disney and Hong Kong Disneyland’s operating results continued to be accounted for on the equity method for the six-month period ended March 31, 2004. In addition, as shown in the table on page 33, the 2004 results include certain items which affected comparability. These items had an aggregate favorable impact of $0.04 per diluted share.
(5)	The 2003 results include a $56 million after-tax benefit from the resolution of certain income tax matters and an $83 million after-tax write-off of investments in leveraged leases. These items had an aggregate unfavorable impact of $0.01 on diluted earnings per share.
(6)	The 2002 results include a $216 million pre-tax gain on the sale of investments and a $34 million pre-tax gain on the sale of the Disney Stores in Japan. These items had an aggregate favorable impact of $0.07 per diluted share.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CONSOLIDATED RESULTS

(in millions, except per share data)

				% change
	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
Revenues	$34,285	$31,944	$30,752	7%	4%
Costs and expenses	(28,807)	(27,837)	(26,704)	3%	4%
Gains on sale of equity investment and businesses	70	26	—	>100%	nm
Restructuring and impairment (charges) and other credits, net	18	(32)	(64)	nm	(50)%
Net interest expense	(592)	(597)	(617)	(1)%	(3)%
Equity in the income of investees	473	483	372	(2)%	30%

Income before income taxes, minority interests and the cumulative effect of accounting change	5,447	3,987	3,739	37%	7%
Income taxes	(1,890)	(1,241)	(1,197)	52%	4%
Minority interests	(183)	(177)	(197)	3%	(10)%

Income before the cumulative effect of accounting change	3,374	2,569	2,345	31%	10%
Cumulative effect of accounting change	—	(36)	—	nm	nm

Net income	$3,374	$2,533	$2,345	33%	8%

Earnings per share before the cumulative effect of accounting change
Diluted(1)	$1.64	$1.24	$1.12	32%	11%

Basic	$1.68	$1.27	$1.14	32%	11%

Cumulative effect of accounting change per share	$—	$(0.02)	$—	nm	nm

Earnings per share:
Diluted(1)	$1.64	$1.22	$1.12	34%	9%

Basic	$1.68	$1.25	$1.14	34%	10%

Average number of common and common equivalent shares outstanding:
Diluted	2,076	2,089	2,106

Basic	2,005	2,028	2,049

(1)	The calculation of diluted earnings per share assumes the conversion of the Company’s convertible senior notes issued in April 2003 into 45 million shares of common stock and adds back related after-tax interest expense of $21 million for fiscal 2006, 2005, and 2004.

Organization of Information

Management’s Discussion and Analysis provides a narrative on the Company’s financial performance and condition that should be read in conjunction with the accompanying financial statements. It includes the following sections:

•	Consolidated Results
•	Business Segment Results — 2006 vs. 2005
•	Non-Segment Items — 2006 vs. 2005
•	Pension and Benefit Costs
•	Business Segment Results — 2005 vs. 2004
•	Non-Segment Items — 2005 vs. 2004
•	Liquidity and Capital Resources
•	Contractual Obligations, Commitments, and Off Balance Sheet Arrangements
•	Accounting Policies and Estimates
•	Accounting Changes
•	Forward-Looking Statements

CONSOLIDATED RESULTS

2006 vs. 2005

Revenues for the year increased 7%, or $2.3 billion, to $34.3 billion. The increase was primarily due to the following:

•	the performance at our domestic theme parks, led by the success of the 50th anniversary celebration of Disneyland;
•	the strong box-office performance of Pirates of the Caribbean: Dead Man’s Chest, The Chronicles of Narnia: The Lion, The Witch and The Wardrobe, and Disney/Pixar’s Cars;
•	higher affiliate revenues at ESPN due to contractual rate increases;
•	advertising revenue growth at the ABC Television Network;
•	increased sales of Touchstone Television series; and
•	the first full year of theme park operations at Hong Kong Disneyland as compared to the prior year when the park opened in mid-September 2005.

These increases were partially offset by a decline in DVD unit sales at home entertainment and fewer domestic Miramax theatrical releases in the current year.

Net income increased 33%, or $841 million, to $3.4 billion due to lower distribution costs resulting from fewer Miramax theatrical releases, improved margins at worldwide home entertainment driven by reduced marketing and trade programs and lower distribution costs, the strong performance at both of our domestic theme parks, growth at ESPN, and improved primetime results at the ABC Television Network. Diluted earnings per share for the year increased 34%, or $0.42, to $1.64, compared to the prior-year earnings per share of $1.22.

In addition to the items discussed above, results for fiscal 2006, 2005, and 2004 included items in the following table which affect the comparability of the results from year to year (in millions, except for per share data):

	2006		2005		2004
Favorable/(Unfavorable) Impact To	Net Income	Diluted EPS	Net Income	Diluted EPS	Net Income	Diluted EPS
Non-taxable gain on deemed termination of Pixar distribution agreement (Note 3)	$ 48	$ 0.02	$ —	$ —	$ —	$ —
Sales of a cable television equity investment in Spain and Discover Magazine business (Note 3)	44	0.02	—	—	—	—
Benefit from the resolution of certain income tax matters (Note 8)	40	0.02	126	0.06	120	0.06
Impairment of Pixar related sequel projects (Note 3)	(16)	(0.01)	—	—	—	—
Benefit from the restructuring of Euro Disney’s borrowings (Note 5)	—	—	38	0.02	—	—
Income tax benefit from the repatriation of foreign earnings under the American Jobs Creation Act (Note 8)	—	—	32	0.02	—	—
Gain on the sale of the Mighty Ducks of Anaheim (Note 3)	—	—	16	0.01	—	—
Write-off of investments in leveraged leases (Note 4)	—	—	(68)	(0.03)	—	—
Write-down related to MovieBeam venture	—	—	(35)	(0.02)	—	—
Impairment charge for a cable television investment in Latin America	—	—	(20)	(0.01)	—	—
Restructuring and impairment charges related to the sale of The Disney Stores North America (Note 3)	—	—	(20)	(0.01)	(40)	(0.02)

Total(1)	$ 116	$ 0.06	$69	$0.03	$80	$0.04

(1)	Total diluted earnings per share impact for the year ended September 30, 2006 and October 1, 2005 does not equal the sum of the column due to rounding.

2005 vs. 2004

Revenues for fiscal 2005 increased 4%, or $1.2 billion, to $31.9 billion. The increase in revenues was due to growth at Media Networks and Parks and Resorts, partially offset by a decline at Studio Entertainment. The Media Networks growth was driven by higher affiliate fees at Cable Networks and higher advertising revenues. The increase at Parks and Resorts was due to an additional six months of Euro Disney revenues in fiscal 2005 compared to fiscal 2004 as Euro Disney’s results were consolidated beginning in mid fiscal 2004 and higher occupied room nights, theme park attendance, and guest spending at the domestic resorts. The decline at Studio Entertainment was primarily due to an overall decline in DVD unit sales.

Net income for the year increased 8%, or $188 million, to $2.5 billion. The increase in net income was primarily due to growth at Media Networks, partially offset by a decrease at Studio Entertainment. Additionally, we adopted Statement of Financial Accounting Standards No. 123R, Share Based Payment (SFAS 123R), increasing expense for the year by $253 million ($160 million after-tax or $0.08 per share). Diluted earnings per share before the cumulative effect of an accounting change for the valuation of certain FCC licenses was $1.24, an increase of 11%, or $0.12, compared to the prior-year earnings per share of $1.12. We adopted Emerging Issues Task Force Topic D-108, Use of the Residual Method to Value Acquired Assets Other Than Goodwill (EITF D-108), which resulted in a cumulative effect of accounting change totaling $57 million ($36 million after-tax or $0.02 per share) relating to the valuation of certain FCC licenses (see Note 2 to the Consolidated Financial Statements). Diluted earnings per share after the cumulative effect of the accounting change was $1.22.

BUSINESS SEGMENT RESULTS — 2006 vs. 2005

				change
(in millions)	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
Revenues:
Media Networks	$14,638	$13,207	$11,778	11%	12%
Parks and Resorts	9,925	9,023	7,750	10%	16%
Studio Entertainment	7,529	7,587	8,713	(1)%	(13)%
Consumer Products	2,193	2,127	2,511	3%	(15)%

	$34,285	$31,944	$30,752	7%	4%

Segment operating income(1):
Media Networks	$3,610	$3,209	$2,574	12%	25%
Parks and Resorts	1,534	1,178	1,077	30%	9%
Studio Entertainment	729	207	662	>100%	(69)%
Consumer Products	618	543	547	14%	(1)%

	$6,491	$5,137	$4,860	26%	6%

The Company evaluates the performance of its operating segments based on segment operating income and management uses aggregate segment operating income as a measure of the overall performance of the operating businesses. The Company believes that information about aggregate segment operating income assists investors by allowing them to evaluate changes in the operating results of the Company’s portfolio of businesses separate from factors other than business operations that affect net income. The following table reconciles segment operating income to income before income taxes, minority interests, and the cumulative effect of accounting change.

				change
(in millions)	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
Segment operating income(1)	$6,491	$5,137	$4,860	26%	6%
Corporate and unallocated shared expenses	(529)	(536)	(428)	(1)%	25%
Amortization of intangible assets	(11)	(11)	(12)	—	(8)%
Gains on sale of equity investment and businesses	70	26	—	>100%	nm
Restructuring and impairment (charges) and other credits, net	18	(32)	(64)	nm	(50)%
Net interest expense	(592)	(597)	(617)	(1)%	(3)%

Income before income taxes, minority interests, and the cumulative effect of accounting change	$5,447	$3,987	$3,739	37%	7%

(1)	Segment operating income includes equity in the income of investees. In the Business Segment results discussion, equity in the income of investees is included in segment operating income but does not affect segment revenues or costs and expenses.

Depreciation expense is as follows:

(in millions)	2006	2005	2004
Media Networks
Cable Networks	$81	$80	$70
Broadcasting	106	102	102

Total Media Networks	187	182	172

Parks and Resorts
Domestic	780	756	710
International(1)	279	207	95

Total Parks and Resorts	1,059	963	805

Studio Entertainment	30	26	22
Consumer Products	23	25	44
Corporate	126	132	155

Total depreciation expense	$1,425	$1,328	$1,198

(1)	Represents 100% of Euro Disney and Hong Kong Disneyland’s depreciation expense for all periods since the Company began consolidating the results of operations and cash flows of these businesses beginning April 1, 2004.

Media Networks

The following table provides supplemental revenue and segment operating income detail for the Media Networks segment:

				change
(in millions)	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
Revenues
Cable Networks	$8,001	$7,262	$6,410	10%	13%
Broadcasting	6,637	5,945	5,368	12%	11%

	$14,638	$13,207	$11,778	11%	12%

Segment operating income:
Cable Networks	$3,004	$2,745	$2,329	9%	18%
Broadcasting	606	464	245	31%	89%

	$3,610	$3,209	$2,574	12%	25%

Revenues

Media Networks revenues increased 11%, or $1.4 billion, to $14.6 billion, consisting of a 10% increase, or $739 million, at the Cable Networks and a 12% increase, or $692 million, at Broadcasting.

Increased Cable Networks revenues were primarily due to growth of $478 million from cable and satellite operators and $188 million in advertising revenues. Revenues from cable and satellite operators are generally derived from fees charged on a per subscriber basis, and the increase in the current year was due to contractual rate increases and, to a lesser extent subscriber growth at ESPN. Increased advertising revenue was due to higher ratings and rates at ESPN.

The Company’s contractual arrangements with cable and satellite operators are renewed or renegotiated from time to time in the ordinary course of business. Certain of these arrangements are currently in negotiation.

Consolidation in the cable and satellite distribution industry and other factors may adversely affect the Company’s ability to obtain and maintain contractual terms for the distribution of its various cable and satellite programming services that are as favorable as those currently in place. If this were to occur, revenues from Cable Networks could increase at slower rates than in the past or could stabilize or decline. Certain of the Company’s existing contracts with cable and satellite operators as well as contracts in negotiation include annual live programming commitments. In these cases, revenues subject to the commitments, which are generally collected ratably over the year, are deferred until the annual commitments are satisfied, which generally results in higher revenue recognition in the second half of the year.

The increase in Broadcasting revenues was due to growth at the ABC Television Network and increased sales of Touchstone Television series. The growth at the ABC Television Network was primarily due to an increase in primetime advertising revenues resulting from higher rates, strong upfront sales, and continued strength in ratings. The ABC Television Network also experienced increased advertising revenues from the Super Bowl, partially offset by lower advertising revenues from the absence of Monday Night Football (MNF) which moved to ESPN. Increased sales of Touchstone Television series reflected higher international syndication and DVD sales of hit dramas Lost, Grey’s Anatomy, and Desperate Housewives, as well as higher third party license fees led by Scrubs, which completed its fifth season of network television.

Costs and Expenses

Costs and expenses, which consist primarily of programming rights costs, production costs, participation costs, distribution and marketing expenses, labor costs, and general and administrative costs, increased 10%, or $1.0 billion, to $11.5 billion consisting of a 10% increase, or $474 million, at the Cable Networks, and a 10% increase, or $540 million, at Broadcasting. The increase at Cable Networks was primarily due to increased costs at ESPN driven by higher programming costs from the new Major League Baseball (MLB) and National Football League (NFL) long-term license agreements and an additional NFL game. ESPN also incurred higher costs for its branded mobile phone services, which the Company recently announced would be transitioned into its existing wireless licensing business, and higher general and administrative expenses. The increase in Broadcasting was due to higher programming expenses at the ABC Television Network, increased production and distribution costs related to the sale of Touchstone Television series, higher costs at the internet operations and Radio, and the increased number and costs of pilot productions. The increase in programming expenses at the ABC Television Network reflected costs related to the Super Bowl partially offset by the absence of costs from Monday Night Football in the fourth quarter of fiscal year 2006. The cost increase at the internet operations was primarily due to the launch of Disney branded mobile phone services as well as costs of other new initiatives. Higher costs at Radio included an impairment charge related to FCC licenses, primarily associated with ESPN Radio stations, reflecting an overall market decline in certain radio markets in which we operate. See Note 2 to the Consolidated Financial Statements for further information.

Sports Programming Costs

The Company has various contractual commitments for the purchase of television rights for sports and other programming, including the National Basketball Association (NBA), NFL, MLB, NASCAR, and various college football and basketball conferences and football bowl games. The costs of these contracts have increased significantly in recent years. We enter into these contractual commitments with the expectation that, over the life of the contracts, revenue from advertising during the programming and affiliate fees will exceed the costs of the programming. While contract costs may initially exceed incremental revenues and negatively impact operating income, it is our expectation that the combined value to our networks from all of these contracts will result in long-term benefits. The actual impact of these contracts on the Company’s results over the term of the contracts is dependent upon a number of factors, including the strength of advertising markets, effectiveness of marketing efforts, and the size of viewer audiences.

In February 2003, the Company’s NFL contract was extended for an additional three years ending with the telecast of the 2006 Pro Bowl. The aggregate fee for the three-year period was $3.7 billion. The implementation of the contract extension resulted in a $180 million reduction in NFL programming costs at ESPN in fiscal 2004 as compared to fiscal 2003. The majority of this decrease was in the first quarter of fiscal 2004. These costs were relatively level in fiscal 2005 and 2006. Cash payments under the contract were $0.9 billion for fiscal 2006 and $1.2 billion for both fiscal 2005 and 2004.

In April 2005, the Company entered into a new agreement with the NFL for the right to broadcast NFL Monday Night Football games on ESPN. The contract provides for total payments of approximately $8.9 billion over an eight-year period, commencing with the 2006-2007 season. The payment terms of the new contract provide for average increases in the annual payments of approximately 4% per year. Our expense recognition of the costs of the new contract reflect this payment schedule. The Company has rights to 21 games in the 2006-2007 season, which began in the fourth quarter of the Company’s fiscal year 2006.

Segment Operating Income

Segment operating income increased 12%, or $401 million, to $3.6 billion for the year due to an increase of $259 million at the Cable Networks and an increase of $142 million at Broadcasting. The increase at the Cable Networks was primarily due to growth at ESPN. The increase at Broadcasting was due to improved primetime performance at the ABC Television Network and increased sales of Touchstone Television series, partially offset by higher costs at Internet Group and Radio, and the increased number and costs of pilot productions. Also included in segment operating income is income from equity investees of $444 million for the twelve months ended September 30, 2006 compared to $460 million for the prior year period.

ABC Radio Transaction

On February 6, 2006, the Company and Citadel Broadcasting Corporation (Citadel) announced an agreement to merge the ABC Radio business, which consists of 22 of the Company’s owned radio stations and the ABC Radio Network, with Citadel. The ESPN Radio and Radio Disney networks and station businesses are not included in the transaction. The merger is expected to occur after the ABC Radio business is distributed to Disney shareholders (the Distribution). The agreement was subsequently amended on November 19, 2006. Under the amended terms, (i) Disney’s stockholders are expected to collectively hold approximately 57% of Citadel’s common stock post-merger and (ii) the Company would retain between $1.10 billion and $1.35 billion in cash, depending upon the market price of Citadel’s common stock over a measurement period ending prior to the closing. This cash will be obtained from loan proceeds raised by ABC Radio from a third party lender prior to the Distribution. Based on Citadel’s stock price on November 20, 2006, the Company estimates that the aggregate value of the retained cash and Citadel common stock to be received by Disney shareholders would be approximately $2.5 billion. The amended agreement provides that the closing will occur no earlier than May 31, 2007, subject to regulatory approvals, and that either party may terminate the agreement if the closing does not occur by June 15, 2007.

Subsequent Event—Sale of E! Entertainment Television

On November 21, 2006, in connection with the execution of new long-term agreements for the provision of programming to cable service provider Comcast Corporation (Comcast), the Company sold its 39.5% interest in E! Entertainment Television (E!) to Comcast (which owned the remainder of the interests in E!) for $1.2 billion, which resulted in a pre-tax gain of approximately $0.8 billion ($0.5 billion after-tax), which will be recorded in the first quarter of fiscal 2007.

Parks and Resorts

Revenues

Revenues at Parks and Resorts increased 10%, or $902 million, to $9.9 billion due to increases of $647 million at our domestic resorts and a net increase of $255 million at our international resorts.

Domestic Parks and Resorts

At our domestic parks and resorts, increased revenues were due to increased guest spending, theme park attendance, and hotel occupancy, as well as higher sales at Disney Vacation Club. Higher guest spending was due to a higher average daily hotel room rate, higher average ticket prices, and greater merchandise spending at both resorts. Increases in attendance and hotel occupancy were led by the 50th anniversary celebration at both domestic resorts, which concluded at the end of September 2006.

The following table presents attendance, per capita theme park guest spending, and hotel statistics for our domestic properties:

	East Coast Resorts		West Coast Resorts		Total Domestic Resorts
	Fiscal Year 2006	Fiscal Year 2005	Fiscal Year 2006	Fiscal Year 2005	Fiscal Year 2006	Fiscal Year 2005
Increase in Attendance	5%	5%	6%	4%	5%	5%
Increase in Per Capita Guest Spending	1%	2%	8%	14%	3%	5%
Occupancy	86%	83%	93%	90%	87%	83%
Available Room Nights (in thousands)	8,834	8,777	810	810	9,644	9,587
Per Room Guest Spending	$211	$199	$287	$272	$218	$206

Per room guest spending consists of the average daily hotel room rate as well as guest spending on food, beverages and merchandise at the hotels.

International Parks and Resorts

International revenue growth reflected the first full year of theme park operations at Hong Kong Disneyland Resort as compared to the prior year when the park opened in mid-September 2005. Disneyland Resort Paris also experienced increased revenues, however this increase was more than offset by the unfavorable impact of foreign currency translation as a result of the strengthening of the U.S. dollar against the Euro.

Costs and Expenses

Costs and expenses increased 7%, or $547 million primarily due to increased volume-related costs and costs associated with new guest offerings and attractions at the domestic resorts, and higher operating costs at Hong Kong Disneyland Resort reflecting a full year of theme park operations. These increases were partially offset by the absence of pre-opening costs at Hong Kong Disneyland Resort, lower costs at Disneyland Resort Paris due to the favorable impact of foreign currency translation adjustments as a result of the strengthening of the U.S. dollar against the Euro, and the benefit from adjustments to actuarially determined workers compensation and guest claims liabilities based on favorable claims experience at the domestic resorts.

Segment Operating Income

Segment operating income increased 30%, or $356 million, to $1.5 billion primarily due to continued strength at both domestic resorts, led by the success of the 50th anniversary celebration, the first year of operations at Hong Kong Disneyland Resort, and improvements at Disneyland Resort Paris.

Studio Entertainment

Revenues

Revenues decreased 1%, or $58 million, to $7.5 billion primarily due to a decrease of $578 million in worldwide home entertainment partially offset by an increase of $415 million in worldwide theatrical motion picture distribution, and an increase of $60 million in music distribution.

Lower worldwide home entertainment revenues were primarily due to a decline in unit sales resulting from a higher number of strong performing titles in the prior year partially offset by increased sales of television DVD box-sets and reduced marketing and trade programs. Significant current year titles included The Chronicles of Narnia: The Lion, The Witch and The Wardrobe, Cinderella Platinum Release, and Chicken Little, while prior-year titles included Disney/Pixar’s The Incredibles, National Treasure, Aladdin Platinum Release, and Bambi Platinum Release.

The increase in worldwide theatrical motion picture distribution revenues was primarily due to the strong box-office performance of Pirates of the Caribbean: Dead Man’s Chest, The Chronicles of Narnia: The Lion, The Witch and The Wardrobe, and Disney/Pixar’s Cars compared to the prior-year titles, which included The Incredibles and National Treasure. The increase was partially offset by lower revenue resulting from fewer domestic Miramax theatrical releases in the current year.

Costs and Expenses

Costs and expenses, which consist primarily of production cost amortization, distribution and marketing expenses, product costs, and participation costs, decreased 8%, or $580 million. Lower costs and expenses were primarily due to a decrease in worldwide home entertainment, partially offset by increases in worldwide theatrical motion picture distribution and higher music distribution expenses.

The decline in costs and expenses at worldwide home entertainment was primarily due to reduced marketing expenditures, lower production cost amortization driven by decreased unit sales, and lower distribution costs driven in part by fewer returns.

Higher costs and expenses in worldwide theatrical motion picture distribution were primarily due to increases in distribution costs, production cost amortization and participation costs. The increase in distribution costs was driven by higher profile films in the current year that had more extensive marketing campaigns to launch the films. Higher production cost amortization and participation costs were driven by the strong performance of Pirates of the Caribbean: Dead Man’s Chest and The Chronicles of Narnia: The Lion, The Witch and The Wardrobe. These increases were partially offset by lower costs and expenses resulting from fewer domestic Miramax theatrical releases in the current year.

Segment Operating Income

Segment operating income increased $522 million, to $729 million, primarily due to improvements in worldwide theatrical motion picture distribution and worldwide home entertainment.

Film Financing

In August 2005, the Company entered into a film financing arrangement with a group of investors whereby the investors will fund up to approximately $500 million for 40% of the production and marketing costs of a slate of up to thirty-two live-action films, excluding certain titles such as The Chronicles of Narnia: The Lion, The Witch and The Wardrobe and, in general, sequels to previous films, in return for approximately 40% of the future net cash flows generated by these films. By entering into this transaction, the Company is able to share the risks and rewards of the performance of its live-action film production and distribution activity with outside investors. As of September 30, 2006, the investors have participated in the funding of thirteen films. The cumulative investment in the slate by the investors, net of the cash flows generated by the slate that are returned to the investors, is classified as borrowings. Interest expense recognized from these borrowings is variable and is determined using the effective interest method based on the projected profitability of the film slate.

Pixar Acquisition

On May 5, 2006, the Company acquired Pixar in an all-stock transaction and Pixar became a wholly-owned subsidiary of the Company. As a result of the acquisition, the Company now produces feature animation films under both the Disney and Pixar banners. Additional information regarding the acquisition of Pixar is set forth in Note 3 to the consolidated financial statements and in Item 1A – Risk Factors, above.

Consumer Products

Revenues

Revenues increased 3%, or $66 million, to $2.2 billion, primarily due to increases of $112 million at Buena Vista Games and $91 million at Merchandise Licensing. These increases were partially offset by a decrease of $106 million at the Disney Stores primarily due to the sale of The Disney Store North America chain in the first quarter of 2005.

Sales growth at Buena Vista Games was due to the release of self-published titles based on The Chronicles of Narnia: The Lion, The Witch and The Wardrobe, Chicken Little, and Pirates of the Caribbean. Sales growth at Merchandise Licensing was driven by higher earned royalties across multiple product categories, led by the strong performance of Cars, Disney Princess, and Pirates of the Caribbean merchandise.

Costs and Expenses

Costs and expenses were essentially flat at $1.6 billion as decreases at The Disney Stores were offset by increases at Buena Vista Games. The decreases in costs and expenses at The Disney Stores were primarily due to the sale of The Disney Store North America chain in the first quarter of fiscal 2005. Costs and expenses increased at Buena Vista Games due to higher costs of goods sold driven by increased volumes, increased product development spending on both current and future titles, and higher marketing expenditures.

Segment Operating Income

Segment operating income increased 14%, or $75 million, to $618 million, due to growth at Merchandise Licensing, partially offset by a decrease at Buena Vista Games. Growth at Merchandise Licensing was due to higher earned royalties across multiple product categories. The decrease at Buena Vista Games was driven by increased product development spending on future self-published titles.

Subsequent Event – Sale of Us Weekly

On October 2, 2006, the Company sold its 50 percent stake in Us Weekly for $300 million, which resulted in a pre-tax gain of approximately $270 million ($170 million after-tax), which will be recorded in the first quarter of fiscal 2007.

NON-SEGMENT ITEMS – 2006 vs. 2005

Net Interest Expense

Net interest expense is detailed below:

(in millions)	2006	2005	change 2006 vs. 2005
Interest expense	$(706)	$(605)	17%
Aircraft leveraged lease investment write-down	—	(101)	nm
Interest and investment income	114	48	>100%
Gain on restructuring of Euro Disney debt	—	61	nm

Net interest expense	$(592)	$(597)	(1)%

Interest expense increased 17% for the year primarily due to higher interest expense at Hong Kong Disneyland and higher effective interest rates and average debt balances. During the prior year, Hong Kong Disneyland’s interest expense was capitalized when the park was under construction.

Interest and investment income for the year increased due to a $42 million write-down in the prior year of an investment in a company that licenses technology to the MovieBeam venture and increased interest income from higher cash balances.

Effective Income Tax Rate

The effective income tax rate increased 3.6 percentage points from 31.1% in 2005 to 34.7% in 2006. The lower effective tax rate for the prior year reflected a greater release of reserves as a result of the favorable resolution of certain tax matters and the benefit from a one-time deduction permitted under the American Jobs Creation Act of 2004 related to the repatriation of foreign earnings.

Pension and Benefit Costs

Pension and postretirement medical benefit plan costs affect results in all of our segments, with the majority of these costs being borne by the Parks and Resorts segment. The Company recognized pension and postretirement medical benefit plan expenses of $462 million, $314 million, and $374 million for fiscal years ended 2006, 2005, and 2004, respectively. The increase in fiscal 2006 was due primarily to a decrease in the discount rate used to measure the present value of plan obligations. The discount rate assumption decreased from 6.30% to 5.25%, reflecting trends in prevailing market interest rates at our June 30, 2005 valuation date.

We expect pension and postretirement medical costs to decrease to $273 million in fiscal 2007 with approximately one-half of these costs being borne by the Parks and Resorts segment. The decrease is primarily due to an increase in the discount rate assumption from 5.25% to 6.40%, reflecting increases in prevailing market interest rates on our June 30, 2006 valuation date. The assumed discount rate for pension plans reflects the market rates for high-quality corporate bonds currently available. The Company’s discount rate was determined by considering the average of pension yield curves constructed of a large population of high quality corporate bonds. The resulting discount rate reflects the matching of plan liability cash flows to the yield curves.

During fiscal 2006, the Company contributed approximately $400 million to its pension and postretirement medical plans, which included voluntary contributions above the minimum requirements for the pension plans. Based on the January 1, 2006 funding valuation, the Company is not required to make any contributions to its pension plans during fiscal 2007. The Company currently expects to contribute, at a minimum, $19 million to its pension and postretirement medical plans during fiscal 2007. The Company may make additional contributions into its pension plans in fiscal 2007 depending on how the funded status of those plans change and as we gain more clarity with respect to the Pension Protection Act of 2006 (PPA) that was signed into law on August 17, 2006. The United States Treasury Department is in the process of developing implementation guidance for the PPA; however, it is likely the PPA will accelerate minimum funding requirements beginning in fiscal 2009. The Company may choose to pre-fund some of this anticipated funding.

Pension obligations exceed plan assets for a number of our pension plans. In this situation, the accounting rules require that we record an additional minimum pension liability. The minimum pension liability adjustment at year end fiscal 2006 and fiscal 2005 is as follows (in millions):

	Minimum Liability at Fiscal Year End		Decrease in 2006
	2006	2005
Pretax	$197	$1,124	$(927)

Aftertax	$124	$709	$(585)

The decrease in the minimum pension liability in fiscal 2006 was primarily due to the increase in the discount rate from 5.25% to 6.40%. The accounting rules do not require that changes in the additional minimum pension liability adjustment be recorded in current period earnings, but rather they are recorded directly to equity through accumulated other comprehensive income. Expense recognition under the pension accounting rules is based upon long-term trends over the expected life of the Company’s workforce. See Note 9 to the Consolidated Financial Statements for further discussion.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS 158). See Note 2 to the Consolidated Financial Statements for further discussion.

BUSINESS SEGMENT RESULTS – 2005 vs. 2004

Media Networks

Revenues

Media Networks revenues increased 12%, or $1.4 billion, to $13.2 billion, consisting of a 13% increase, or $852 million, at the Cable Networks and an 11% increase, or $577 million, at Broadcasting.

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

Costs and Expenses

Costs and expenses, consisting primarily of programming rights costs, production costs, participation costs, distribution and marketing expenses, labor costs, and general and administrative costs, increased 9%, or $849 million, to $10.5 billion consisting of an 11% increase, or $491 million, at the Cable Networks, and a 7% increase, or $358 million, at Broadcasting. The increase at Cable Networks was driven by increases at ESPN from higher general and administrative expenses, increased production costs, and investments in new business initiatives, including ESPN branded mobile phone services. Higher general and administrative expenses, programming expenses, and marketing costs at the Disney Channels also contributed to the increase at Cable Networks. The increase at Broadcasting was driven by higher production and participation costs at TV Production and Distribution. The adoption of SFAS 123R increased expenses in fiscal year 2005 at Cable Networks and at Broadcasting by $36 million and $64 million, respectively.

Segment Operating Income

Segment operating income increased 25%, or $635 million, to $3.2 billion for the year due to an increase of $416 million at the Cable Networks and an increase of $219 million at Broadcasting. The increase at Cable Networks was due to growth at ESPN from higher affiliate revenues and advertising revenues, partially offset by higher costs and expenses at ESPN. Additionally, equity in the income of investees at Cable Networks increased $55 million driven by higher affiliate revenue at Lifetime Television. The increase at Broadcasting was driven by higher primetime advertising revenues at the ABC Television Network and higher license fee revenues from syndication of My Wife and Kids and international sales of Lost and Desperate Housewives at Television Production and Distribution.

MovieBeam

The Company launched MovieBeam, an on-demand electronic movie rental service in three domestic cities in October 2003. The Company suspended service in April 2005 while evaluating its go-forward business model and negotiating a refinancing of the business with strategic and financial investors. Based on negotiations with investors, the Company concluded that any such refinancing would not be sufficient to recover all of its investment related to the MovieBeam venture and recognized $56 million ($35 million after-tax or $0.02 per share) of impairment charges during the year ended October 1, 2005. In January 2006, the Company completed a refinancing transaction with outside investors that resulted in the Company retaining only a minority interest in the MovieBeam venture.

Parks and Resorts

Revenues

Revenues at Parks and Resorts increased 16%, or $1.3 billion, to $9.0 billion. The Company began consolidating the results of Euro Disney and Hong Kong Disneyland at the beginning of the third quarter of fiscal 2004, which resulted in fiscal 2004 segment results including only six months of operations of these businesses while fiscal 2005 includes a full year of operations. The impact of fiscal 2005 including an additional six months of operations as compared to fiscal 2004 accounted for an 8% or $672 million increase in Parks and Resorts revenue for the year that represents the revenues of Euro Disney and Hong Kong Disneyland for the first half of fiscal 2005. Excluding the impact of including the additional six months of Euro Disney and Hong Kong Disneyland operations, fiscal 2005 revenues grew 8%, or $601 million, primarily due to growth of $364 million at the Walt Disney World Resort and $213 million at the Disneyland Resort.

At the Walt Disney World Resort, increased revenues were due to higher occupied room nights, theme park attendance and guest spending, and increased sales at Disney’s Vacation Club. Increased occupied room nights reflected increased visitation to the resort reflecting the ongoing recovery in travel and tourism, the popularity of Disney as a travel destination, and the availability of additional rooms in both the first and second quarters of the prior year. During the third quarter, the Company launched two programs, Disney’s Magical Express and Extra

Magic Hours, which were designed to increase occupancy at the Walt Disney World hotels. Increased theme park attendance reflected increased international and domestic guest visitation, driven by the Happiest Celebration on Earth promotion which celebrates the 50th anniversary of Disneyland. Higher guest spending was primarily due to higher food and beverage purchases, ticket price increases, and fewer promotional offers compared to the prior year.

At the Disneyland Resort, increased revenues were driven by higher guest spending and attendance at the theme parks due to increased ticket prices and the 50th anniversary celebration, respectively.

The following table presents attendance, per capita theme park guest spending, and hotel statistics for our domestic properties:

	East Coast Resorts		West Coast Resorts		Total Domestic Resorts
	Fiscal Year 2005	Fiscal Year 2004	Fiscal Year 2005	Fiscal Year 2004	Fiscal Year 2005	Fiscal Year 2004
Increase in Attendance	5%	10%	4%	—	5%	7%
Increase in Per Capita Guest Spending	2%	4%	14%	7%	5%	6%
Occupancy	83%	77%	90%	87%	83%	78%
Available Room Nights (in thousands)	8,777	8,540	810	816	9,587	9,356
Per Room Guest Spending	$199	$198	$272	$253	$206	$204

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

Costs and Expenses

Costs and expenses increased 18%, or $1.2 billion, to $7.8 billion. As noted above, fiscal 2005 included an additional six months of Euro Disney and Hong Kong Disneyland operations, which accounted for an 11% or $722 million increase in costs and expenses for the year. In addition, the adoption of SFAS 123R increased expenses by $42 million in fiscal year 2005. The remaining increase of $454 million was primarily due to higher costs at Walt Disney World and Disneyland and increased pre-opening costs at Hong Kong Disneyland. Walt Disney World incurred higher volume-related expenses, increased costs associated with new attractions and service programs, information technology, and higher fixed costs. Disneyland incurred higher volume-related expenses, increased marketing and sales costs due to the 50th anniversary celebration, and higher fixed costs.

Segment Operating Income

Segment operating income increased 9%, or $101 million, to $1.2 billion primarily due to growth at the Walt Disney World and Disneyland Resort. These increases were partially offset by higher pre-opening expenses at Hong Kong Disneyland in the second half of the year and stock option expense associated with the adoption of SFAS 123R in fiscal year 2005.

Studio Entertainment

Revenues

Revenues decreased 13%, or $1.1 billion, to $7.6 billion, primarily due to a decrease of $1.1 billion in worldwide home entertainment. The decline in revenues at worldwide home entertainment was due to an overall decline in DVD unit sales resulting from a lower performing slate of current year titles, including a decline in the ratio of home video unit sales to the related total domestic box-office results for feature films. Successful current year titles included The Incredibles, National Treasure, Bambi Platinum Release, and Aladdin Platinum Release, while the prior year included Disney/Pixar’s Finding Nemo, Pirates of the Caribbean: The Curse of the Black Pearl, and The Lion King Platinum Release.

Costs and Expenses

Costs and expenses decreased 8%, or $671 million, due to lower costs in worldwide theatrical motion picture distribution and in worldwide home entertainment. The decline in costs and expenses at worldwide theatrical distribution was primarily due to lower distribution costs and lower production cost amortization. Distribution costs were lower as the prior year included higher profile films that had extensive marketing campaigns to launch the films. The decrease in production cost amortization was driven by lower film cost write-offs. These cost decreases were partially offset by increased production cost amortization, and distribution costs at Miramax due to an increased number of releases and higher write-offs. Lower costs in worldwide home entertainment were primarily due to lower distribution costs, production cost amortization, and participation costs. Distribution costs and production cost amortization were lower as a result of decreased unit sales. Participation costs were lower as the prior year included Finding Nemo and Pirates of the Caribbean: The Curse of the Black Pearl, which had higher participation costs due to better performance than current year titles. Pixar received an equal share of profits (after distribution fees) as co-producer of Finding Nemo and The Incredibles. The adoption of SFAS 123R increased expenses by $41 million in fiscal year 2005.

Segment Operating Income

Segment operating income decreased 69%, or $455 million, to $207 million, primarily due to lower overall unit sales in worldwide home entertainment and a decline at Miramax, partially offset by better performance in worldwide theatrical motion picture distribution.

Miramax

In March 2005, the Company entered into agreements with Miramax co-chairmen, Bob and Harvey Weinstein, and their new production company. Pursuant to those agreements, the Company, among other things, substantially resolved all economic issues relating to the Weinsteins’ existing employment agreements; terminated the Weinsteins’ then-existing employment agreements and entered into revised employment agreements with them through September 30, 2005; sold interests in certain films in various stages of production to the Weinsteins’ new company; and provided it with the opportunity to acquire certain development projects, as well as sequel rights to certain library product. The Company retains certain co-financing, distribution, and participation rights in several of these properties. The Company also retains the Miramax and Dimension film libraries and the name “Miramax Films,” while the Weinsteins took the Dimension name to their new company. No material charges were recorded as a result of the execution of the agreements.

Consumer Products

Revenues

Revenues decreased 15%, or $384 million, to $2.1 billion, primarily due to a decrease of $543 million as a result of the sale of The Disney Store North America in the first quarter of fiscal 2005. This decrease was partially offset by increases at Merchandise Licensing and Buena Vista Games of $118 million and $53 million, respectively.

The increase in Merchandise Licensing was due to higher revenues across multiple product categories and recognition of contractual minimum guarantee revenues that increased by $49 million in fiscal 2005 compared to fiscal 2004. The increase at Buena Vista Games was due to the performance of The Incredibles licensed products, recognition of contractual minimum guarantee revenue, which increased by $17 million in fiscal 2005 compared to fiscal 2004, and higher sales of Game Boy Advance games.

Costs and Expenses

Costs and expenses decreased 19%, or $370 million, to $1.6 billion, due to a decrease of $528 million related to the sale of The Disney Store North America chain, partially offset by higher product development spending at Buena Vista Games, increased operating expenses at Merchandise Licensing, and $20 million of stock option expense associated with the adoption of SFAS 123R in fiscal year 2005.

Segment Operating Income

Segment operating income decreased 1%, or $4 million, to $543 million, primarily due to lower operating income at The Disney Store, partially offset by growth in Merchandise Licensing.

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

During fiscal year 2004, the Company recorded $64 million of restructuring and impairment charges related to The Disney Stores. The bulk of these charges were impairments of the carrying value of fixed assets related to the stores that were sold.

The following table provides revenue and operating (loss) income for The Disney Store North America prior to divestiture:

(in millions)	2005	2004
Revenues	$85	$628
Operating (loss) income	(9)	6

NON-SEGMENT ITEMS – 2005 vs. 2004

Corporate and Unallocated Shared Expenses

Corporate and unallocated shared expenses increased 25%, from $428 million to $536 million, primarily due to the favorable resolution of certain legal matters that reduced expenses in fiscal year 2004 and stock option expense associated with the adoption of SFAS 123R. The adoption of SFAS 123R in fiscal 2005 increased expenses by $50 million.

Net Interest Expense

(in millions)	2005	2004	change 2005 vs. 2004
Interest expense	$(605)	$(629)	(4)%
Aircraft leveraged lease investment write-down	(101)	(16)	nm
Interest and investment income	48	28	71%
Gain on restructuring of Euro Disney debt	61	—	nm

Net interest expense	$(597)	$(617)	(3)%

Excluding an increase of $36 million due to the consolidation of Euro Disney and Hong Kong Disneyland for a full twelve months in fiscal 2005 compared to six months in fiscal 2004, interest expense decreased 10%, or $60 million for the year primarily due to lower average debt balances, partially offset by higher effective interest rates.

Aircraft leveraged lease charges increased as a result of the write-off of our leveraged-lease investment with Delta Air Lines, Inc. (Delta) after Delta’s bankruptcy filing in September 2005. In fiscal 2004, we took a partial write-down of our investment with Delta consistent with our agreement with Delta to reduce lease payments. In the event of a material modification to the remaining Delta aircraft leases or foreclosure of the Delta aircraft by the debt holders, certain tax payments of up to $40 million, as of September 30, 2006, could be accelerated. The expected tax payments are currently reflected on our balance sheet as a deferred tax liability and are not expected to result in a further charge to earnings.

Fiscal year 2005 interest and investment income included $19 million in gains from the sales of investments.

Net interest expense was also impacted by a $61 million gain (primarily non-cash) that was recorded by Euro Disney as a result of the restructuring of Euro Disney’s borrowings. See Note 5 to the Consolidated Financial Statements.

Effective Income Tax Rate

The effective income tax rate decreased 0.9 percentage points from 32.0% in 2004 to 31.1% in 2005. The effective tax rates reflect the release of reserves as a result of the favorable resolution of certain tax matters in both fiscal 2005 and fiscal 2004. In addition, fiscal 2005 reflects the favorable impact of a one-time deduction under the American Jobs Creation Act of 2004 related to the repatriation of foreign earnings.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by $688 million during the year ended September 30, 2006. The change in cash and cash equivalents is as follows:

(in millions)	2006	2005	2004
Cash provided by operating activities	$6,058	$4,269	$4,370
Cash used by investing activities	(227)	(1,691)	(1,484)
Cash used by financing activities	(5,143)	(2,897)	(2,701)

Increase/(decrease) in cash and cash equivalents	$688	$(319)	$185

Operating Activities

Cash provided by operations increased 42% or $1.8 billion to $6.1 billion driven by operating income growth at all of the segments, partially offset by higher income tax payments.

The Company’s Studio Entertainment and Media Networks segments incur costs to acquire and produce television and feature film programming. Film and television production costs include all internally produced content such as live action and animated feature films, animated direct-to-video programming, television series, television specials, theatrical stage plays, or other similar product. Programming costs include film or television product licensed for a specific period from third parties for airing on the Company’s broadcast, cable networks, and television stations. Programming assets are generally recorded when the programming becomes available to us with a corresponding increase in programming liabilities. Accordingly, we analyze our programming assets net of the related liability.

The Company’s film and television production and programming activity for the fiscal years 2006, 2005, and 2004 are as follows:

(in millions)	2006	2005	2004
Beginning balances:
Production and programming assets	$5,937	$6,422	$6,773
Programming liabilities	(1,083)	(939)	(1,029)

	4,854	5,483	5,744

Spending:
Film and television production	2,901	2,631	2,610
Broadcast programming	3,694	3,712	3,693

	6,595	6,343	6,303

Amortization:
Film and television production	(3,526)	(3,243)	(3,018)
Broadcast programming	(3,929)	(3,668)	(3,610)

	(7,455)	(6,911)	(6,628)

Change in film and television production and programming costs	(860)	(568)	(325)

Pixar film costs acquired	538	—	—
Other non-cash activity	—	(61)	64

Ending balances:
Production and programming assets	5,650	5,937	6,422
Programming liabilities	(1,118)	(1,083)	(939)

	$4,532	$4,854	$5,483

Investing Activities

Investing activities consist principally of investments in parks, resorts, and other property and acquisition and divestiture activity. The Company’s investments in parks, resorts, and other property for the last three years are as follows:

(in millions)	2006	2005	2004
Media Networks	$227	$228	$221
Parks and Resorts:
Domestic	667	726	719
International(1)	248	711	289
Studio Entertainment	41	37	39
Consumer Products	16	10	14
Corporate	100	111	145

	$1,299	$1,823	$1,427

(1)	Represents 100% of Euro Disney and Hong Kong Disneyland’s capital expenditures for all periods since the Company began consolidating the results of operations and cash flows of these two businesses effective with the beginning of the third quarter of fiscal 2004.

Capital expenditures for the Parks and Resorts segment are principally for theme park and resort expansion, new rides and attractions and recurring capital and capital improvements. The decrease in capital expenditures was primarily due to lower investment at Hong Kong Disneyland resulting from substantial completion of the park prior to its opening in September 2005, as well as lower expenditures at the domestic theme parks due to increased investment in the prior year in preparation for the Disneyland 50th anniversary celebration.

Capital expenditures at Media Networks primarily reflect investments in facilities and equipment for expanding and upgrading broadcast centers, production facilities, and television station facilities.

Corporate and unallocated shared capital expenditures were primarily for information technology software and hardware.

Other Investing Activities

During fiscal 2006, $1.1 billion of investments were liquidated and the sales of a cable television equity investment and a magazine business generated $81 million. In addition, the Company purchased $82 million of financial investments.

During fiscal 2005, the Company received $100 million for working capital transferred to the buyer of The Disney Store North America and $29 million from the sale of the Mighty Ducks of Anaheim.

During fiscal 2004, the Company purchased $67 million of financial investments, made $46 million of equity contributions to Hong Kong Disneyland in the first six months of the year prior to consolidation, and acquired the film library and intellectual property rights for the Muppets and Bear in the Big Blue House for $68 million ($45 million in cash).

Financing Activities

Cash used in financing activities during fiscal 2006 of $5.1 billion reflected share repurchases and payment of dividends to shareholders, partially offset by an increase in borrowings and the proceeds from stock option exercises.

During the year ended September 30, 2006, the Company’s borrowing activity was as follows:

(in millions)	October 1, 2005	Additions	Payments	Other Activity	September 30, 2006
Commercial paper borrowings	$754	$85	$—	$—	$839
U.S. medium-term notes	5,849	2,250	(1,600)	—	6,499
Convertible senior notes	1,323	—	—	—	1,323
Other U.S. dollar denominated debt	305	—	—	—	305
Privately placed debt	158	—	(104)	—	54
European medium-term notes	213	88	(110)	—	191
Preferred stock	363	—	—	(10)	353
Capital Cities / ABC debt	186	—	—	(3)	183
Film financing	75	336	(135)	—	276
Other	288	—	(1)	(27)	260
Euro Disney borrowings (1)	2,036	—	—	136	2,172
Hong Kong Disneyland borrowings	917	132	—	21	1,070

Total	$12,467	$2,891	$(1,950)	$117	$13,525

(1)	Other activity included a $109 million increase from foreign currency translation as a result of the weakening of the U.S. dollar against the Euro.

The Company’s bank facilities are as follows:

(in millions)	Committed Capacity	Capacity Used	Unused Capacity
Bank facilities expiring 2010	$2,250	$—	$2,250
Bank facilities expiring 2011	2,250	213	2,037

Total	$4,500	$213	$4,287

In February 2006, the Company amended its two bank facilities. The amendments included an extension of the maturity of one of the facilities from 2009 to 2011. In addition, the Company also increased the amount of letters of credit that can be issued to $800 million from $500 million under the facility expiring in 2011, which if utilized, reduces available borrowing under this facility. As of September 30, 2006, $261 million of letters of credit had been issued, of which $213 million was issued under the facilities. These bank facilities allow for borrowings at LIBOR-based rates plus a spread, which depends on the Company’s public debt rating and can range from 0.175% to 0.75%. As of September 30, 2006, the Company had not borrowed under these bank facilities.

The Company may use commercial paper borrowings up to the amount of its above unused bank facilities, in conjunction with term debt issuance and operating cash flow, to retire or refinance other borrowings before or as they come due.

As of the filing date of this report, the Board of Directors had not yet declared a dividend related to fiscal 2006. The Company paid a $519 million dividend ($0.27 per share) during the second quarter of fiscal 2006 related to fiscal 2005; paid a $490 million dividend ($0.24 per share) during the second quarter of fiscal 2005 related to fiscal 2004; and paid a $430 million dividend ($0.21 per share) during the second quarter of fiscal 2004 related to fiscal 2003.

During fiscal 2006, the Company repurchased 243 million shares of Disney common stock for approximately $6.9 billion. During fiscal 2005, the Company repurchased 91 million shares of Disney common stock for $2.4 billion. During fiscal 2004, the Company repurchased 15 million shares of Disney common stock for approximately $335 million. As of September 30, 2006, the Company had authorization in place to repurchase approximately 206 million additional shares. The repurchase program does not have an expiration date.

We believe that the Company’s financial condition is strong and that its cash balances, other liquid assets, operating cash flows, access to debt and equity capital markets and borrowing capacity, taken together, provide adequate resources to fund ongoing operating requirements and future capital expenditures related to the expansion of existing businesses and development of new projects. However, the Company’s operating cash flow and access to the capital markets can be impacted by macroeconomic factors outside of its control. In addition to macroeconomic factors, the Company’s borrowing costs can be impacted by short and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on the Company’s performance as measured by certain credit metrics such as interest coverage and leverage ratios. As of September 30, 2006, Moody’s Investors Service’s long and short-term debt ratings for the Company were A3 and P-2, respectively, with stable outlook; and Standard & Poor’s long and short-term debt ratings for the Company were A- and A-2, respectively, with stable outlook. The Company’s bank facilities contain only one financial covenant, relating to interest coverage, which the Company met on September 30, 2006, by a significant margin. The Company’s bank facilities also specifically exclude certain entities, such as Euro Disney and Hong Kong Disneyland, from any representations, covenants, or events of default.

Beginning in fiscal year 2006, Hong Kong Disneyland is subject to semi-annual financial performance covenants under its commercial term loan and revolving credit facility agreement. The commercial term loan had a balance of approximately $293 million on September 30, 2006. The revolving credit facility has not been drawn on to date. In July 2006, lenders under the commercial term loan and revolving credit facility agreement provided a waiver to these covenants for the September 30, 2006 and March 31, 2007 measurement dates. The revolving credit facility will not be available for the period the waiver is in effect unless the covenants are, in fact, satisfied during the period. The covenants will be in effect for the September 30, 2007 measurement date.

Euro Disney has covenants under its debt agreements that limit its investing and financing activities. Beginning with fiscal year 2006, Euro Disney must also meet financial performance covenants that necessitate earnings growth. As a result of revenue growth in excess of increases in costs and expenses during fiscal year 2006, management believes that Euro Disney is in compliance with the covenants for fiscal 2006. Pursuant to the debt agreements, compliance with the covenants is subject to final third-party confirmation.

There can be no assurance that the covenants referred to in the prior two paragraphs will be met for any particular measurement period. To the extent that conditions are such that the covenants appear unlikely to be met, management would pursue measures to meet the covenants, including increasing revenues or reducing expenses, or would seek to obtain waivers from the debt holders.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND OFF BALANCE SHEET ARRANGEMENTS

The Company has various contractual obligations which are recorded as liabilities in our consolidated financial statements. Other items, such as certain purchase commitments and other executory contracts are not recognized as liabilities in our consolidated financial statements but are required to be disclosed in the footnotes to the financial statements. For example, the Company is contractually committed to acquire broadcast programming and make certain minimum lease payments for the use of property under operating lease agreements.

The following table summarizes our significant contractual obligations and commitments on an undiscounted basis at September 30, 2006 and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal and interest payments on outstanding borrowings. Additional details regarding these obligations are provided in footnotes to the financial statements, as referenced in the table:

	Payments Due by Period
(in millions)	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Borrowings (Note 7)(1)	$20,620	$3,266	$2,450	$2,112	$12,792
Operating lease commitments (Note 14)	1,577	306	485	329	457
Capital lease obligations (Note 14)	859	80	78	75	626

Sports programming commitments (Note 14)	16,625	2,407	4,318	3,939	5,961
Broadcast programming commitments (Note 14)	3,862	1,812	1,008	684	358

Total sports and other broadcast programming commitments	20,487	4,219	5,326	4,623	6,319
Other(2)	2,209	907	930	287	85

Total contractual obligations(3)	$45,752	$8,778	$9,269	$7,426	$20,279

(1)	Amounts exclude market value adjustments totaling $196 million, which are recorded in the balance sheet. Amounts include interest payments based on contractual terms and current interest rates for variable rate debt.

(2)	Other commitments primarily comprise creative talent and employment agreements including obligations to actors, producers, sports personnel, television and radio personalities and executives.

(3)	Contractual commitments include the following:

Liabilities recorded on the balance sheet	$14,776
Commitments not recorded on the balance sheet	30,976

$45,752

The Company also has obligations with respect to its pension and post retirement medical benefit plans. See Note 9 to the Consolidated Financial Statements.

Contingent Commitments and Contractual Guarantees

The Company also has certain contractual arrangements that would require the Company to make payments or provide funding if certain circumstances occur (Contingent Commitments). The Company does not currently expect that these Contingent Commitments will result in any amounts being paid by the Company. See Note 14 to the Consolidated Financial Statements for information regarding the Company’s contractual guarantees.

Information Technology Outsourcing

The Company entered into agreements with two suppliers to outsource certain information technology functions and support services. The transition of services to the new suppliers began in late July 2005. The terms of these agreements extend five to seven years with an option for the Company to extend for an additional two to three years. The Company has retained all responsibility and authority for systems architecture, technology strategy, and product standards under the agreements. Payments under these agreements are excluded from the table above because the payments vary depending on usage, but the Company currently anticipates spending approximately $1.4 billion for these services over the next six years.

DVD Manufacturing Arrangement

The Company has a sole-source arrangement with a third-party manufacturer to meet the Company’s DVD manufacturing and warehousing requirements in the United States and a number of international markets that expires December 31, 2006. Payments under this arrangement are excluded from the table above since there are neither fixed nor minimum quantities under the arrangement. Total payments for fiscal 2006 were approximately $0.5 billion.

Legal and Tax Matters

As disclosed in Notes 8 and 14 to the Consolidated Financial Statements, the Company has exposure for certain legal and tax matters.

ACCOUNTING POLICIES AND ESTIMATES

We believe that the application of the following accounting policies, which are important to our financial position and results of operations, require significant judgments and estimates on the part of management. For a summary of our significant accounting policies, including the accounting policies discussed below, see Note 2 to the Consolidated Financial Statements.

Film and Television Revenues and Costs

We expense the cost of film and television productions over the applicable product life cycle based upon the ratio of the current period’s gross revenues to the estimated remaining total gross revenues (Ultimate Revenues) for each production. If our estimate of Ultimate Revenues decreases, amortization of film and television costs will be accelerated. Conversely, if estimates of Ultimate Revenues increase, film and television cost amortization will be slowed. For film productions, Ultimate Revenues include revenues from all sources that will be earned within ten years of the date of the initial theatrical release. For television series, we include revenues that will be earned within ten years of the delivery of the first episode, or if still in production, five years from the date of delivery of the most recent episode, if later. For acquired film libraries, remaining revenues include amounts to be earned for up to twenty years from the date of acquisition.

With respect to films intended for theatrical release, the most sensitive factor affecting our estimate of Ultimate Revenues (and therefore affecting film cost amortization and/or impairment) is domestic theatrical performance. Revenues derived from other markets subsequent to the domestic theatrical release (e.g. the home video or international theatrical markets) have historically been highly correlated with domestic theatrical performance. Domestic theatrical performance varies primarily based upon the public interest and demand for a particular film, the quality of competing films at the time of release, as well as the level of marketing effort. Upon a film’s release and determination of domestic theatrical performance, the Company’s estimates of revenues from succeeding windows and markets are revised based on historical relationships. The most sensitive factor affecting our estimate of Ultimate Revenues for released films is the extent of home entertainment sales achieved. Home entertainment sales vary based on the volume and quality of competing home video products as well as the manner in which retailers market and price our products.

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

We expense the cost of television broadcast rights for acquired movies, series, and other programs based on the number of times the program is expected to be aired. Amortization of these television programming assets is accelerated if we reduce the estimated future airings and slowed if we increase the estimated future airings. The number of future airings of a particular program is impacted primarily by the program’s ratings in previous airings, expected advertising rates, and availability and quality of alternative programming. Accordingly, planned usage is reviewed periodically and revised if necessary. Rights costs for multi-year sports programming arrangements are amortized based upon the ratio of the current period’s gross revenues to Ultimate Revenues (the Projected Revenue Method) or on a straight line basis, as appropriate. Gross revenues include both advertising revenues and an allocation of affiliate fees. If the annual contractual payments related to each season over the term of a multi-year sports programming arrangement approximate each season’s rights cost based on the Projected Revenue Method, we expense the related annual payments during the applicable season. If Ultimate Revenues change significantly from projections, rights costs amortization may be accelerated or slowed.

Costs of film and television productions and programming rights for our broadcast businesses and cable networks are subject to valuation adjustments pursuant to applicable accounting rules. The net realizable value of the television broadcast program licenses and rights are reviewed using a daypart methodology. A daypart is defined as an aggregation of programs broadcast during a particular time of day or programs of a similar type. The Company’s dayparts are: early morning, daytime, late night, primetime, news, children, and sports (includes network and cable). The net realizable values of other cable programming assets are reviewed on an aggregated basis for each cable channel. Estimated values are based upon assumptions about future demand and market conditions. If actual demand or market conditions are less favorable than our projections, film, television, and programming cost write-downs may be required.

Revenue Recognition

The Company has revenue recognition policies for its various operating segments that are appropriate to the circumstances of each business. See Note 2 to the Consolidated Financial Statements for a summary of these revenue recognition policies.

We record reductions to home entertainment and software product revenues for estimated future returns of merchandise and for customer programs and sales incentives. These estimates are based upon historical return experience, current economic trends, and projections of customer demand for and acceptance of our products. If we underestimate the level of returns and concessions in a particular period, we may record less revenue in later periods when returns exceed the estimated amount. Conversely, if we overestimate the level of returns and concessions for a period, we may have additional revenue in later periods when returns and concessions are less than estimated.

Revenues from advance theme park ticket sales are recognized when the tickets are used. For non-expiring, multi-day tickets, we recognize revenue over a three-year time period based on estimated usage patterns, which are derived from historical usage patterns. A change in these estimated usage patterns could have an impact on the timing of revenue recognition.

Pension and Postretirement Benefit Plan Actuarial Assumptions

The Company’s pension and postretirement medical benefit obligations and related costs are calculated using actuarial concepts, within the framework of Statement of Financial Accounting Standards No. 87 Employer’s Accounting for Pensions and Statement of Financial Accounting Standards No. 106, Employer’s Accounting for Postretirement Benefits Other than Pensions, respectively. Two critical assumptions, the discount rate and the expected return on plan assets, are important elements of expense and/or liability measurement. We evaluate these critical assumptions annually. Other assumptions include the healthcare cost trend rate and employee demographic factors such as retirement patterns, mortality, turnover, and rate of compensation increase.

The discount rate enables us to state expected future cash payments for benefits as a present value on the measurement date. The guideline for setting this rate is a high-quality long-term corporate bond rate. A lower discount rate increases the present value of benefit obligations and increases pension expense. We increased our discount rate to 6.40% in 2006 from 5.25% in 2005 to reflect market interest rate conditions at our June 30, 2006 measurement date. The assumed discount rate for pension plans reflects the market rates for high-quality corporate bonds currently available. The Company’s discount rate was determined by considering the average of pension yield curves constructed of a large population of high quality corporate bonds. The resulting discount rate reflects the matching of plan liability cash flows to the yield curves. A one percentage point decrease in the assumed discount rate would increase total net periodic pension and postretirement medical expense for fiscal 2007 by $119 million and would increase the projected benefit obligation at October 1, 2006 by $947 million, respectively. A one percentage point increase in the assumed discount rate would decrease these amounts by $88 million and $780 million, respectively.

To determine the expected long-term rate of return on the plan assets, we consider the current and expected asset allocation, as well as historical and expected returns on each plan asset class. A lower expected rate of return on pension plan assets will increase pension expense. Our long-term expected return on plan assets was 7.50% in both 2006 and 2005, respectively. A one percentage point change in the long-term return on pension plan asset assumption would impact fiscal 2007 annual pension and postretirement medical expense by approximately $43 million. See Note 9 to the Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS 158). See Note 2 to the Consolidated Financial Statements for further discussion.

Goodwill, Intangible Assets, Long-lived Assets and Investments

Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142) requires that goodwill and other indefinite-lived intangible assets be tested for impairment on an annual basis. In assessing the recoverability of goodwill and other indefinite-lived intangible assets, market values and projections regarding estimated future cash flows and other factors are used to determine the fair value of the respective assets. If these estimates or related projections change in the future, we may be required to record impairment charges for these assets.

As required by SFAS 142, goodwill is allocated to various reporting units, which are generally one reporting level below the operating segment. SFAS 142 requires the Company to compare the fair value of each reporting unit to its carrying amount on an annual basis to determine if there is potential goodwill impairment. If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than the carrying value of its goodwill.

To determine the fair value of our reporting units, we generally use a present value technique (discounted cash flow) corroborated by market multiples when available and as appropriate. The factor most sensitive to change with respect to our discounted cash flow analyses is the estimated future cash flows of each reporting unit which is, in turn, sensitive to our estimates of future revenue growth and margins for these businesses. If actual revenue growth and/or margins are lower than our expectations, the impairment test results could differ. A present value technique was not used to determine the fair value of the Television Network, a business within the Television Broadcasting reporting unit within the Media Networks operating segment. To determine the fair value of the Television Network, we used a revenue multiple, as a present value technique would not capture the full fair value of the Television Network and there is little comparable market data available due to the scarcity of television networks. If there were a publicly disclosed sale of a comparable network, this may provide better market information with which to estimate the value of the Television Network and could impact our impairment assessment. We applied what we believe to be the most appropriate valuation methodology for each of the reporting units. If we had established different reporting units or utilized different valuation methodologies, the impairment test results could differ.

SFAS 142 requires the Company to compare the fair value of an indefinite-lived intangible asset to its carrying amount. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized. Fair values for goodwill and other indefinite-lived intangible assets are determined based on discounted cash flows, market multiples, or appraised values as appropriate.

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

We completed our impairment testing as of September 30, 2006, which resulted in a non-cash impairment charge of $32 million related to certain FCC licenses, primarily associated with ESPN Radio stations, reflecting an overall market decline in certain radio markets in which we operate.

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

Income Tax Audits

As a matter of course, the Company is regularly audited by federal, state, and foreign tax authorities. From time to time, these audits result in proposed assessments. The Internal Revenue Service has commenced its examination of the Company’s federal income tax returns for 2001 through 2004. During fiscal 2006, the Company settled certain state income tax disputes and released $40 million in related tax reserves that were no longer required. During the fourth quarter of fiscal 2005, the Company reached settlements with the Internal Revenue Service regarding all assessments proposed with respect to its federal income tax returns for 1996 through 2000, and a settlement with the California Franchise Tax Board regarding assessments proposed with respect to its state tax returns for 1994 through 2003. These favorable settlements resulted in the Company releasing $102 million in tax reserves which were no longer required with respect to the settled matters. During the first quarter of fiscal 2005, the favorable resolution of a tax matter resulted in the release of $24 million in tax reserves. During the fourth quarter of fiscal 2004, the Company reached a settlement with the Internal Revenue Service regarding all assessments proposed with respect to its federal income tax returns for 1993 through 1995. The favorable settlement resulted in the Company releasing $120 million in tax reserves that were no longer required with respect to the settled matters.

Stock Option Compensation Expense

Each year during the second quarter, the Company awards stock options and restricted stock units to a broad-based group of management and creative personnel (the Annual Grant). Prior to the fiscal 2006 Annual Grant, the fair value of options granted was estimated on the grant date using the Black-Scholes option pricing model. Beginning with the fiscal 2006 Annual Grant, the Company has changed to the binomial valuation model. The binomial valuation model considers certain characteristics of fair value option pricing that are not considered under the Black-Scholes model. Similar to the Black-Scholes model, the binomial valuation model takes into account variables such as volatility, dividend yield, and the risk-free interest rate. However, the binomial valuation model also considers the expected exercise multiple (the multiple of exercise price to grant price at which exercises are expected to occur on average) and the termination rate (the probability of a vested option being cancelled due to the termination of the option holder) in computing the value of the option. Accordingly, the Company believes that the binomial valuation model should produce a fair value that is more representative of the value of an employee option.

In fiscal years 2006, 2005, and 2004, the weighted average assumptions used in the options-pricing models were as follows:

	2006(1)	2005(2)	2004(2)
Risk-free interest rate	4.3%	3.7%	3.5%
Expected term (years)	5.09	4.75	6.00
Expected volatility	26%	27%	40%
Dividend yield	0.79%	0.79%	0.85%
Termination rate	4.00%	n/a	n/a
Exercise multiple	1.48	n/a	n/a

(1)	Commencing with the 2006 Annual Grant, the Company utilized the binomial valuation model.
(2)	The Company utilized the Black-Scholes model during fiscal 2005 and fiscal 2004.

Although the initial fair value of stock options is not adjusted after the grant date, changes in the Company’s assumptions may change the value and therefore, the expense related to future stock option grants. The assumptions that cause the greatest variation in fair value in the binomial valuation model are the assumed volatility and expected exercise multiple. Increases or decreases in either the assumed volatility or expected exercise multiple will cause the binomial option value to increase or decrease, respectively.

The volatility assumption for fiscal 2006 and 2005 considers both historical and implied volatility and may be impacted by the Company’s performance as well as changes in economic and market conditions. Volatility for fiscal 2004 was estimated based upon historical share-price volatility. See Note 11 to the Consolidated Financial Statements for more detailed information. If the assumed volatility of 26% used by the Company during 2006 was increased or decreased by 5 percentage points (i.e. to 31% or to 21%), the weighted average binomial value of our 2006 stock option grants would have increased by 8% or decreased by 10%, respectively.

The expected exercise multiple may be influenced by the Company’s future stock performance, stock price volatility, and employee turnover rates. If the exercise multiple assumption of 1.48 used by the Company during 2006 were increased to 1.7 or decreased to 1.3, the weighted average binomial value of our 2006 stock option grants would have increased by 4% or decreased by 9%, respectively.

In connection with the acquisition of Pixar on May 5, 2006, the Company converted previously issued vested and unvested Pixar stock-based awards into Disney stock-based awards consisting of 44 million stock options and one million RSUs. The fair value of these awards was estimated using the Black-Scholes option pricing model, as the information required to use the binomial valuation model was not reasonably available. The methodology utilized to determine the assumptions in the Black-Scholes model was consistent with that used by the Company for its option pricing models.

ACCOUNTING CHANGES

SAB 108

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 must be implemented by the end of the Company’s fiscal 2007. The Company is currently assessing the potential effect of SAB 108 on its financial statements.

SFAS 158

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS 158). This statement requires recognition of the overfunded or underfunded status of defined benefit pension and other postretirement plans as an asset or liability in the statement of financial position and changes in that funded status to be recognized in comprehensive income in the year in which the changes occur. SFAS 158 also requires measurement of the funded status of a plan as of the date of the statement of financial position. The recognition provisions of SFAS 158 are effective for fiscal 2007, while the measurement date provisions are effective for fiscal year 2009. If SFAS 158 was applied at the end of fiscal 2006, using the Company’s June 30, 2006 actuarial valuation, we would have recorded a pre-tax charge to accumulated other comprehensive income totaling $509 million ($320 million after tax) representing the difference between the funded status of the plans based on the project benefit obligation and the amounts recorded on our balance sheet at September 30, 2006.

SFAS 157

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). SFAS 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS 157 is effective for the Company’s 2009 fiscal year, although early adoption is permitted. The Company is currently assessing the potential effect of SFAS 157 on its financial statements.

FIN 48

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 must be applied to all existing tax positions upon initial adoption. The cumulative effect of applying FIN 48 at adoption, if any, is to be reported as an adjustment to opening retained earnings for the year of adoption. FIN 48 is effective for the Company’s 2008 fiscal year, although early adoption is permitted. The Company is currently assessing the potential effect of FIN 48 on its financial statements.

SFAS 123R

In the fourth quarter of fiscal 2005, the Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment (SFAS 123R), which revises SFAS 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). SFAS 123R requires that new, modified, and unvested share-based payment transactions with employees, such as stock options and restricted stock, be recognized in the financial statements based on their fair value and recognized as compensation expense over the vesting period. The Company adopted SFAS 123R, effective October 1, 2004, using the modified retrospective method. This method required the restatement of interim financial statements in the year of adoption based on the amounts previously calculated and reported in the pro forma footnote disclosures required by SFAS 123. However, fiscal years prior to 2005 have not been restated.

The impact of the adoption of SFAS 123(R) is as follows:

(in millions, except per share amounts)	2006	2005
Stock option compensation expense(1)	$245	$253
Reduction in net income, net of tax	155	160
Reduction in diluted earnings per share	0.07	0.08
Reduction in cash flow from operating activities	133	24
Increase in cash flow from financing activities	133	24

(1)	Stock option compensation expense is net of capitalized stock option compensation and includes amortization of previously capitalized stock option compensation costs. Capitalized stock option compensation totaled $52 million and $18 million in 2006 and 2005, respectively.

Prior to fiscal 2005, employee stock options were accounted for under the intrinsic value method in accordance with APB 25 and its related interpretations, and were generally granted at market value. Accordingly, compensation expense for stock option awards was generally not recognized in the Consolidated Statements of Income. The following table reflects pro forma net income and earnings per share for the year ended September 30, 2004, had the Company elected to adopt the fair value approach of SFAS 123 as reported in the footnotes to the Company’s financial statement for that year. The pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted or options may be cancelled in future years.

(in millions, except per share data)	2004
Net income
As reported	$2,345
Less stock option expense, net of tax(1)	(255)

Pro forma after option expense	$2,090

Diluted earnings per share
As reported	$1.12
Pro forma after option expense	1.00
Basic earnings per share
As reported	$1.14
Pro forma after option expense	1.02

(1)	Does not include restricted stock unit (RSU) expense because RSUs were already being expensed prior to the adoption of SFAS 123R. See Note 11 to the Consolidated Financial Statements.

The impact of stock options and RSUs for fiscal 2006 and 2005, and on a pro forma basis for fiscal 2004, as if the Company had been expensing stock options as disclosed in our footnotes pursuant to SFAS 123, on income and diluted earnings per share was as follows (in millions, except per share amounts):

	As Reported		Pro Forma(1)
	2006	2005	2004
Stock option compensation expense	$245	$253	$405
RSU compensation expense	137	127	66

Total equity based compensation expense	$382	$380	$471

Reduction in net income, net of tax	$241	$240	$297

Reduction in diluted earnings per share	$0.12	$0.11	$0.14

(1)	RSU compensation expense of $66 million in fiscal 2004 is not pro forma as RSUs were already being expensed prior to the adoption of SFAS 123R.

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

In connection with the adoption of FIN 46R, the Company concluded that Euro Disney and Hong Kong Disneyland are VIEs and that we are the primary beneficiary. As a result, the Company began consolidating Euro Disney and Hong Kong Disneyland’s balance sheets on March 31, 2004, the end of the Company’s second quarter of fiscal 2004, and the income and cash flow statements beginning April 1, 2004, the beginning of the third quarter of fiscal 2004. Under FIN 46R transition rules, the operating results of Euro Disney and Hong Kong Disneyland continued to be accounted for on the equity method for the six months ended March 31, 2004. See Note 5 to the Consolidated Financial Statements.

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

The Company is exposed to the impact of interest rate changes, foreign currency fluctuations, and changes in the market values of its investments.

Policies and Procedures

In the normal course of business, we employ established policies and procedures to manage the Company’s exposure to changes in interest rates, foreign currencies, and the fair market value of certain investments in debt and equity securities using a variety of financial instruments.

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

Our objective in managing exposure to foreign currency fluctuations is to reduce volatility of earnings and cash flow in order to allow management to focus on core business issues and challenges. Accordingly, the Company enters into various contracts that change in value as foreign exchange rates change to protect the U.S. dollar equivalent value of its existing foreign currency assets, liabilities, commitments, and forecasted foreign currency revenues. The Company utilizes option strategies and forward contracts that provide for the sale of foreign currencies to hedge probable, but not firmly committed, transactions. The Company also uses forward contracts to hedge foreign currency assets and liabilities. The principal foreign currencies hedged are the Euro, British pound, Japanese yen, and Canadian dollar. Cross-currency swaps are used to effectively convert foreign currency denominated borrowings to U.S. dollar denominated borrowings. By policy, the Company maintains hedge coverage between minimum and maximum percentages of its forecasted foreign exchange exposures generally for periods not to exceed five years. The gains and losses on these contracts offset changes in the U.S. dollar equivalent value of the related exposures.

It is the Company’s policy to enter into foreign currency and interest rate derivative transactions and other financial instruments only to the extent considered necessary to meet its objectives as stated above. The Company does not enter into these transactions or any other hedging transactions for speculative purposes.

Value at Risk (VAR)

The Company utilizes a VAR model to estimate the maximum potential one-day loss in the fair value of its interest rate, foreign exchange, and market sensitive equity financial instruments. The VAR model estimates were made assuming normal market conditions and a 95% confidence level. Various modeling techniques can be used in a VAR computation. The Company’s computations are based on the interrelationships between movements in various interest rates, currencies, and equity prices (a variance/co-variance technique). These interrelationships were determined by observing interest rate, foreign currency, and equity market changes over the preceding quarter for the calculation of VAR amounts at fiscal 2006 year end. The model includes all of the Company’s debt as well as all interest rate and foreign exchange derivative contracts and market sensitive equity investments. Forecasted transactions, firm commitments, and receivables and accounts payable denominated in foreign currencies, which certain of these instruments are intended to hedge, were excluded from the model.

The VAR model is a risk analysis tool and does not purport to represent actual losses in fair value that will be incurred by the Company, nor does it consider the potential effect of favorable changes in market factors.

VAR on a combined basis was $21 million at September 30, 2006 and October 1, 2005.

The estimated maximum potential one-day loss in fair value, calculated using the VAR model, is as follows (unaudited, in millions):

Fiscal Year 2006	Interest Rate Sensitive Financial Instruments	Currency Sensitive Financial Instruments	Equity Sensitive Financial Instruments	Combined Portfolio
Year end VAR	$22	$10	$1	$21
Average VAR	$19	$13	$0	$22
Highest VAR	$22	$15	$1	$24
Lowest VAR	$18	$10	$0	$18
Beginning of year VAR (year end fiscal 2005)	$24	$12	$1	$21

The VAR for Euro Disney and Hong Kong Disneyland is immaterial as of September 30, 2006. In calculating the VAR it was determined that credit risks are the primary driver for changes in the value of Euro Disney’s debt rather than interest rate risks. Accordingly, we have excluded Euro Disney’s borrowings from the above VAR calculation.

ITEM 8. Financial Statements and Supplementary Data

See Index to Financial Statements and Supplemental Data on page 68.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures — We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation as of September 30, 2006, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control Over Financial Reporting — Management’s report set forth on page 69 is incorporated herein by reference.

Changes in Internal Controls — There have been no significant changes in our internal control over financial reporting or in factors affecting internal control over financial reporting during the fiscal year ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

On February 6, 2006, the Company announced that it had agreed to separate the assets of its ABC Radio businesses (except for the ESPN Radio and Radio Disney networks and station businesses) (the Spinco Business) and merge the Spinco Business with Citadel Broadcasting Corporation (Citadel), pursuant to, among other agreements, a Separation Agreement (the Separation Agreement) between the Company and its wholly owned subsidiary ABC Radio Holdings, Inc. (Spinco) and an Agreement and Plan of Merger (the Merger Agreement) between the Company, Spinco, Citadel and one of Citadel’s subsidiaries. In connection with the merger, the Company was to retain between $1.40 billion and $1.65 billion of cash proceeds of debt financing to be incurred by Spinco prior to the merger, with the amount depending on the market price of Citadel’s common stock over a measurement period ending prior to the closing of the merger, and shareholders of the Company were to hold approximately 52% of the Common stock of Citadel outstanding after the merger. On November 19, 2006, the parties amended the Separation Agreement and the Merger Agreement to reduce the amount of the debt financing (and the proceeds to be retained by the Company) to be between $1.10 billion and $1.35 billion and increased the percentage of Citadel common stock Disney’s stockholders are expected to collectively hold to approximately 57% of Citadel’s common stock. The amendments also extend the period during which the transaction is required to close until June 15, 2007 and provide that the closing date will not be earlier than May 31, 2007. The amendments to the Separation Agreement and the Merger Agreement are filed as exhibits 2.3 and 2.5 to this Report and are incorporated herein by reference.

PART III

ITEM 10. Directors and Executive Officers of the Company

Information regarding Section 16(a) compliance, the Audit Committee, the Company’s code of ethics and background of the directors appearing under the captions “Section 16(a) Beneficial Ownership Reporting Compliance,” “Committees,” “Corporate Governance Guidelines and Code of Ethics” and “Election of Directors” in the Company’s Proxy Statement for the 2007 annual meeting of Shareholders is hereby incorporated by reference.

Information regarding executive officers is included in Part I of this Form 10-K as permitted by General Instruction G(3).

ITEM 11. Executive Compensation

Information appearing under the captions “Board Compensation” and “Executive Compensation” (other than the Compensation Committee Report) in the 2007 Proxy Statement is hereby incorporated by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information setting forth the security ownership of certain beneficial owners and management appearing under the caption “Stock Ownership” and information appearing under the caption “Stock Options” in the 2007 Proxy Statement is hereby incorporated by reference.

ITEM 13. Certain Relationships and Related Transactions

Information regarding certain related transactions appearing under the captions “Certain Relationships and Related Person Transactions” and “Executive Compensation” in the 2007 Proxy statement is hereby incorporated by reference.

ITEM 14. Principal Accountant Fees and Services

Information appearing under the captions “Auditor Fees and Services” and “Policy for Approval of Audit and Permitted Non-Audit Services” in the 2007 Proxy Statement is hereby incorporated by reference.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a) Exhibits and Financial Statements and Schedules

(1) Financial Statements and Schedules

See Index to Financial Statements and Supplemental Data at page 68.

(2) Exhibits

The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

	Exhibit	Location
2.1	Agreement and Plan of Merger, by and among The Walt Disney Company, Lux Acquisition Corp. and Pixar, dated as of January 24, 2006	Exhibit 2.1 to the Current Report on Form 8-K of the Company filed January 26, 2006
2.2	Separation Agreement dated as of February 6, 2006, between Disney and Spinco	Exhibit 2.1 to the Current Report on Form 8-K of the Company filed February 10, 2006
2.3	Amendment No. 1 dated November 19, 2006 to the Separation Agreement dated as of February 6, 2006 between Disney and Spinco	Filed herewith
2.4	Agreement and Plan of Merger, dated as of February 6, 2006, between Disney, Spinco, Citadel and Merger Sub	Exhibit 2.2 to the Current Report on Form 8-K of the Company filed February 10, 2006
2.5	Amendment No. 1 dated November 19, 2006 to the Agreement and Plan of Merger, dated as of February 6, 2006, between Disney, Spinco, Citadel and Merger Sub	Filed herewith
3.1	Amended and Restated Certificate of Incorporation of the Company	Annex C to the Joint Proxy Statement/Prospectus included in the Registration Statement on Form S-4 (No. 333-88105) of the Company, filed Sept. 30, 1999
3.2	Bylaws of the Company	Exhibit 3.1 to the Current Report on Form 8-K of the Company dated August 18, 2005
4.1	Amended and Restated Five Year Credit Agreement dated as of February 22, 2006	Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed March 31, 2006
4.2	Amended and Restated Four Year Credit Agreement dated as of February 22, 2006	Exhibit 10.2 to the Current Report on Form 8-K of the Company filed March 31, 2006
4.3	Indenture, dated as of Nov. 30, 1990, between DEI and Bankers Trust Company, as Trustee	Exhibit 2 to the Current Report on Form 8-K of DEI, dated Jan. 14, 1991
4.4	Indenture, dated as of Mar. 7, 1996, between the Company and Citibank, N.A., as Trustee	Exhibit 4.1(a) to the Current Report on Form 8-K of the Company, dated March 7, 1996
4.5	Senior Debt Securities Indenture, dated as of September 24, 2001, between the Company and Wells Fargo Bank, N.A., as Trustee	Exhibit 4.1 to the Current Report on Form 8-K of the Company, dated September 24, 2001
4.6	Other long-term borrowing instruments are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Company undertakes to furnish copies of such instruments to the Commission upon request

10.1	(i) Agreement on the Creation and the Operation of Euro Disneyland en France, dated Mar. 25, 1987, and (ii) Letter relating thereto of the Chairman of Disney Enterprises, Inc., dated Mar. 24, 1987	Exhibits 10(b) and 10(a), respectively, to the Current Report on Form 8-K of DEI, dated Apr. 4, 1987
10.2	Memorandum of Agreement dated June 8, 2004, among Euro Disney S.C.A. and certain of its affiliates, the Company, Caisse des Dèpôts et Consignations, the Lenders (as defined therein), BNP Paribas and CALYON	Exhibit 3 to the Company’s Report on Schedule 13D filed June 29, 2004, with respect to Euro Disney S.C.A.
10.3	Amendments to the June 8, 2004 Memorandum of Agreement	Exhibit 10.2 to the Current Report on Form 8-K of the Company filed October 6, 2004
10.4	Composite Limited Recourse Financing Facility Agreement, dated as of Apr. 27, 1988, between DEI and TDL Funding Company, as amended	Exhibit 10(b) to the Form 10-K of the Company for the period ended September 30, 1997
10.5	Employment Agreement, dated as of Oct. 2, 2005, between the Company and Robert A. Iger	Exhibit 10(a) to the Current Report on Form 8-K of the Company dated October 6, 2005
10.6	Employment Agreement, dated September 26, 2003 between the Company and Alan N. Braverman	Exhibit 10(g) to the Form 10-K of the Company for the period ended September 30, 2003
10.7	Employment Agreement, dated September 26, 2003 between the Company and Thomas O. Staggs	Exhibit 10(h) to the Form 10-K of the Company for the period ended September 30, 2003
10.8	Employment Agreement dated as of April 17, 2005 between the Company and Peter E. Murphy	Exhibit 10(b) to the Form 10-Q of the Company for the period ended April 2, 2005
10.9	Amendment dated February 3, 2006 to Employment Agreement dated April 19, 2005, between the Company and Peter Murphy	Exhibit 10(b) to the Form 10-Q of the Company for the period ended December 31, 2005
10.10	Description of Employment Arrangement with Christine M. McCarthy	Exhibit 10(k) to the Form 10-K of the Company for the period ended October 1, 2005
10.11	Amendment to Description of Employment Arrangement with Christine M. McCarthy effective May 1, 2006	Item 1.01 of the Current Report on Form 8-K of the Company filed May 5, 2006
10.12	Description of Employment Arrangement with Kevin A. Mayer	Exhibit 10(l) to the Form 10-K of the Company for the period ended October 1, 2005
10.13	Amendment to Description of Employment Arrangement with Kevin A. Mayer	Item 1.01 of the Current Report on Form 8-K of the Company filed May 5, 2006
10.14	Employment Agreement dated September 12, 2006 between the Company and Wesley Coleman	Filed herewith
10.15	Description of Directors Compensation	Item 9 of the Current Report on Form 8-K of the Company filed July 2, 2004 and Item 1.01 of the Current Report on Form 8-K of the Company filed June 28, 2006
10.16	Director’s Retirement Policy	Exhibit 10(a) to the Form 10-Q of the Company for the period ended December 31, 2002
10.17	Form of Indemnification Agreement for certain officers and directors	Annex C to the Proxy Statement for the 1987 annual meeting of DEI

10.18	1995 Stock Option Plan for Non-Employee Directors	Exhibit 20 to the Form S-8 Registration Statement (No. 33-57811) of DEI, dated Feb. 23, 1995
10.19	Amended and Restated 1990 Stock Incentive Plan and Rules	Appendix B-2 to the Joint Proxy Statement/Prospectus included in the Form S-4 Registration Statement (No. 33-64141) of DEI, dated Nov. 13, 1995
10.20	Amended and Restated 1995 Stock Incentive Plan and Rules	Exhibit 4.3 to the Form S-8 Registration Statement (No. 333-74624) of the Company, dated December 6, 2001
10.21	Amendment to Amended and Restated 1995 Stock Incentive Plan	Item 1.01(a) of Current Report on Form 8-K of the Company filed September 23, 2004
10.22	1987 Stock Incentive Plan and Rules and (ii) 1984 Stock Incentive Plan and Rules	Exhibits 1(a), 1(b), 2(a) and 2(b), respectively, to the Prospectus contained in the Form S-8 Registration Statement (No. 33-26106) of DEI, dated Dec. 20, 1988
10.23	Amendment, dated June 26, 2000, to the Company’s Stock Incentive Plans	Exhibit 10(b) to the Form 10-Q of the Company for the period ended June 30, 2000
10.24	2002 Executive Performance Plan	Annex 1 to the Proxy Statement for the 2002 annual meeting of the Company
10.25	Management Incentive Bonus Program approved September 19, 2004	Item 1.01(b) of Current Report on Form 8-K of the Company filed September 23, 2004
10.26	Amended and Restated 1997 Non-Employee Directors Stock and Deferred Compensation Plan	Annex II to the Proxy Statement for the 2003 annual meeting of the Company
10.27	2005 Incentive Plan	Annex II to the Proxy Statement for the 2005 annual meeting of the Company
10.28	The Walt Disney Company/Pixar 1995 Stock Plan	Exhibit 10.1 to the Form S-8 Registration Statement (N0. 333-133840) of the Company dated May 5, 2006
10.29	The Walt Disney Company/Pixar 1995 Director Option Plan	Exhibit 10.2 to the Form S-8 Registration Statement (N0. 333-133840) of the Company dated May 5, 2006
10.30	The Walt Disney Company/Pixar 2004 Equity Incentive Plan	Exhibit 10.3 to the Form S-8 Registration Statement (N0. 333-133840) of the Company dated May 5, 2006
10.31	Key Employees Deferred Compensation and Retirement Plan	Exhibit 10(u) to the Form 10-K of the Company for the period ended September 30, 1997
10.32	Group Personal Excess Liability Insurance Plan	Exhibit 10(o) to the Form 10-K of the Company for the period ended September 30, 1997
10.33	Family Income Assurance Plan (summary description)	Exhibit 10(p) to the Form 10-K of the Company for the period ended September 30, 1997
10.34	Form of Restricted Stock Unit Award Agreement (Time-Based Vesting)	Exhibit 10(aa) to the Form 10-K of the Company for the period ended September 30, 2004
10.35	Form of Restricted Stock Unit Award Agreement (Bonus Related)	Exhibit 10(bb) to the Form 10-K of the Company for the period ended September 30, 2004
10.36	Form of Performance-Based Stock Unit Award	Exhibit 10(cc) to the Form 10-K of the Company for the period ended September 30, 2004

10.37	Form of Performance-Based Stock Unit Award Agreement (Dual Performance Goals)	Exhibit 10(ff) to the Form 10-K of the Company for the period ended October 1, 2005
10.38	Form of Non-Qualified Stock Option Award Agreement (Seven-year Form)	Exhibit 10(b) to the Current Report on Form 8-K of the Company dated December 23, 2004
10.39	Settlement Agreement dated July 8, 2005 among Shamrock Holdings of California Inc., Roy E. Disney, Stanley P. Gold and the Registrant	Exhibit 10(hh) to the Form 10-K of the Company for the period ended October 1, 2005
21	Subsidiaries of the Company	Filed herewith
23	Consent of PricewaterhouseCoopers LLP	Filed herewith
31(a)	Rule 13a – 14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31(b)	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32(a)	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished herewith
32(b)	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished herewith

*	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE WALT DISNEY COMPANY
(Registrant)
Date: November 22, 2006	By: ROBERT A. IGER
(Robert A. Iger, President and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer
ROBERT A. IGER (Robert A. Iger)	President and Chief Executive Officer	November 22, 2006

Principal Financial and Accounting Officers
THOMAS O. STAGGS (Thomas O. Staggs)	Senior Executive Vice President and Chief Financial Officer	November 22, 2006

BRENT A. WOODFORD (Brent A. Woodford)	Senior Vice President-Planning and Control	November 22, 2006

Directors
JOHN E. BRYSON (John E. Bryson)	Director	November 22, 2006

JOHN S. CHEN (John S. Chen)	Director	November 22, 2006

JUDITH L. ESTRIN (Judith L. Estrin)	Director	November 22, 2006

ROBERT A. IGER (Robert A. Iger)	Director	November 22, 2006

STEVEN P. JOBS (Steven P. Jobs)	Director	November 22, 2006

FRED H. LANGHAMMER (Fred H. Langhammer)	Director	November 22, 2006

AYLWIN B. LEWIS (Aylwin B. Lewis)	Director	November 22, 2006

MONICA C. LOZANO (Monica C. Lozano)	Director	November 22, 2006

Signature	Title	Date

ROBERT W. MATSCHULLAT (Robert W. Matschullat)	Director	November 22, 2006

GEORGE J. MITCHELL (George J. Mitchell)	Chairman of the Board and Director	November 22, 2006

LEO J. O’DONOVAN, S.J. (Leo J. O’Donovan, S.J.)	Director	November 22, 2006

JOHN E. PEPPER, JR. (John E. Pepper, Jr.)	Director	November 22, 2006

ORIN C. SMITH (Orin C. Smith)	Director	November 22, 2006

THE WALT DISNEY COMPANY AND SUBSIDIARIES

All schedules are omitted for the reason that they are not applicable or the required information is included in the financial statements or notes.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements prepared for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of September 30, 2006.

Management’s assessment of the effectiveness of our internal control over financial reporting as of September 30, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of The Walt Disney Company

We have completed integrated audits of The Walt Disney Company’s consolidated financial statements and of its internal control over financial reporting as of September 30, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of The Walt Disney Company and its subsidiaries (the Company) at September 30, 2006 and October 1, 2005, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, during the year ended October 1, 2005, the Company changed the manner in which it values its FCC licenses and the manner in which it accounts for stock compensation costs. Also, during the year ended September 30, 2004, the Company changed the manner in which it evaluates whether variable interest entities should be consolidated and, accordingly, began consolidating Euro Disney and Hong Kong Disneyland as of March 31, 2004.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the Management’s Report on Internal Control Over Financial Reporting appearing under this Item 15, that the Company maintained effective internal control over financial reporting as of September 30, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PRICEWATERHOUSECOOPERS LLP

Los Angeles, California

November 22, 2006

CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share data)

	2006	2005	2004
Revenues	$34,285	$31,944	$30,752

Costs and expenses	(28,807)	(27,837)	(26,704)

Gains on sale of equity investment and businesses	70	26	—

Restructuring and impairment (charges) and other credits, net	18	(32)	(64)

Net interest expense	(592)	(597)	(617)

Equity in the income of investees	473	483	372

Income before income taxes, minority interests and the cumulative effect of accounting change	5,447	3,987	3,739

Income taxes	(1,890)	(1,241)	(1,197)

Minority interests	(183)	(177)	(197)

Income before the cumulative effect of accounting change	3,374	2,569	2,345

Cumulative effect of accounting change	—	(36)	—

Net income	$3,374	$2,533	$2,345

Earnings per share before the cumulative effect of accounting change
Diluted	$1.64	$1.24	$1.12

Basic	$1.68	$1.27	$1.14

Cumulative effect of accounting change per share	$—	$(0.02)	$—

Earnings per share:
Diluted	$1.64	$1.22	$1.12

Basic	$1.68	$1.25	$1.14

Average number of common and common equivalent shares outstanding:
Diluted	2,076	2,089	2,106

Basic	2,005	2,028	2,049

See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)

	September 30, 2006	October 1, 2005
ASSETS
Current assets
Cash and cash equivalents	$2,411	$1,723
Receivables	4,707	4,585
Inventories	694	626
Television costs	415	510
Deferred income taxes	592	749
Other current assets	743	652

Total current assets	9,562	8,845

Film and television costs	5,235	5,427
Investments	1,315	1,226
Parks, resorts and other property, at cost Attractions, buildings and equipment	28,843	27,570
Accumulated depreciation	(13,781)	(12,605)

	15,062	14,965
Projects in progress	913	874
Land	1,192	1,129

	17,167	16,968
Intangible assets, net	2,907	2,731
Goodwill	22,505	16,974
Other assets	1,307	987

	$59,998	$53,158

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and other accrued liabilities	$5,917	$5,339
Current portion of borrowings	2,682	2,310
Unearned royalties and other advances	1,611	1,519

Total current liabilities	10,210	9,168

Borrowings	10,843	10,157
Deferred income taxes	2,651	2,430
Other long-term liabilities	3,131	3,945
Minority interests	1,343	1,248
Commitments and contingencies (Note 14)
Shareholders’ equity
Preferred stock, $.01 par value
Authorized — 100 million shares, Issued — none	—	—
Common stock, $.01 par value
Authorized — 3.6 billion shares, Issued — 2.5 billion shares at September 30, 2006 and 2.2 billion at October 1, 2005	22,377	13,288
Retained earnings	20,630	17,775
Accumulated other comprehensive loss	(8)	(572)

	42,999	30,491
Treasury stock, at cost, 436.0 million shares at September 30, 2006 and 192.8 million shares at October 1, 2005	(11,179)	(4,281)

	31,820	26,210

	$59,998	$53,158

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	2006	2005	2004
OPERATING ACTIVITIES
Net income	$3,374	$2,533	$2,345
Depreciation and amortization	1,436	1,339	1,210
Gains on sale of equity investment and businesses	(70)	(26)	—
Deferred income taxes	(136)	(262)	(98)
Equity in the income of investees	(473)	(483)	(372)
Cash distributions received from equity investees	458	402	408
Write-off of aircraft leveraged lease	—	101	16
Cumulative effect of accounting change	—	36	—
Minority interests	183	177	197
Net change in film and television costs	860	568	325
Equity based compensation	382	380	66
Other	(40)	(141)	9
Changes in operating assets and liabilities
Receivables	(78)	(157)	(16)
Inventories	(63)	22	(40)
Other assets	(52)	(85)	(147)
Accounts payable and other accrued liabilities	299	(257)	560
Income taxes	(22)	122	(93)

Cash provided by operations	6,058	4,269	4,370

INVESTING ACTIVITIES
Investments in parks, resorts and other property	(1,299)	(1,823)	(1,427)
Sales of investments	1,073	25	14
Working capital proceeds from The Disney Store North America sale	—	100	—
Sales of equity investment and businesses	81	29	—
Other	(82)	(22)	(71)

Cash used in investing activities	(227)	(1,691)	(1,484)

FINANCING ACTIVITIES
Commercial paper borrowings, net	85	654	100
Borrowings	2,806	422	176
Reduction of borrowings	(1,950)	(1,775)	(2,479)
Dividends	(519)	(490)	(430)
Repurchases of common stock	(6,898)	(2,420)	(335)
Euro Disney equity offering	—	171	—
Equity partner contributions	51	147	66
Exercise of stock options and other	1,282	394	201

Cash used in financing activities	(5,143)	(2,897)	(2,701)

Increase/(decrease) in cash and cash equivalents	688	(319)	185
Cash and cash equivalents due to the initial consolidation of Euro Disney and Hong Kong Disneyland	—	—	274
Cash and cash equivalents, beginning of year	1,723	2,042	1,583

Cash and cash equivalents, end of year	$2,411	$1,723	$2,042

Supplemental disclosure of cash flow information:
Interest paid	$617	$641	$624

Income taxes paid	$1,857	$1,572	$1,349

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in millions, except per share data)

	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
BALANCE AT SEPTEMBER 30, 2003	2,044	$12,154	$13,817	$(653)	$(1,527)	$23,791
Exercise of stock options and issuance of restricted stock	11	293	—	—	—	293
Common stock repurchases	(15)	—	—	—	(335)	(335)
Dividends ($0.21 per share)	—	—	(430)	—	—	(430)
Other comprehensive income (net of tax of $245 million)	—	—	—	417	—	417
Net income	—	—	2,345	—	—	2,345

BALANCE AT SEPTEMBER 30, 2004	2,040	12,447	15,732	(236)	(1,862)	26,081
Exercise of stock options and issuance of restricted stock and stock options	20	841	—	—	1	842
Common stock repurchases	(91)	—	—	—	(2,420)	(2,420)
Dividends ($0.24 per share)	—	—	(490)	—	—	(490)
Other comprehensive loss (net of tax of $197 million)	—	—	—	(336)	—	(336)
Net income	—	—	2,533	—	—	2,533

BALANCE AT OCTOBER 1, 2005	1,969	13,288	17,775	(572)	(4,281)	26,210
Exercise of stock options and issuance of restricted stock and stock options	57	1,676	—	—	—	1,676
Acquisition of Pixar	279	7,413				7,413
Common stock repurchases	(243)	—	—	—	(6,898)	(6,898)
Dividends ($0.27 per share)	—	—	(519)	—	—	(519)
Other comprehensive income (net of tax of $394 million)	—	—	—	564	—	564
Net income	—	—	3,374	—	—	3,374

BALANCE AT SEPTEMBER 30, 2006	2,062	$22,377	$20,630	$(8)	$(11,179)	$31,820

Accumulated other comprehensive loss is as follows:

	September 30, 2006	October, 1, 2005
Market value adjustments for investments and hedges	$29	$31
Foreign currency translation and other	87	106
Additional minimum pension liability adjustment	(124)	(709)

	$(8)	$(572)

Comprehensive income is as follows:

	2006	2005	2004
Net income	$3,374	$2,533	$2,345
Market value adjustments for investments and hedges	(2)	92	47
Foreign currency translation and other	(19)	20	23
Additional minimum pension liability adjustment, increase/(decrease) (See Note 9)	585	(448)	347

Comprehensive income	$3,938	$2,197	$2,762

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular dollars in millions, except per share amounts)

1	Description of the Business and Segment Information

The Walt Disney Company, together with the subsidiaries through which the Company’s businesses are conducted (the Company), is a diversified worldwide entertainment company with operations in the following business segments: Media Networks, Parks and Resorts, Studio Entertainment, and Consumer Products.

DESCRIPTION OF THE BUSINESS

Media Networks

The Company operates the ABC Television Network and ten owned television stations, as well as the ABC Radio Network, ESPN Radio Network, and Radio Disney Network (the Radio Networks) and 71 owned radio stations. Both the television and radio networks have affiliated stations providing coverage to households throughout the United States. Most of the owned television and radio stations are affiliated with either the ABC Television Network or the Radio Networks. The Company has cable/satellite and international broadcast operations that are principally involved in the production and distribution of cable television programming, the licensing of programming to domestic and international markets, and investing in foreign television broadcasting, production, and distribution entities. Primary cable/satellite programming services that operate through consolidated subsidiary companies are the ESPN-branded networks, Disney Channel, International Disney Channel, SOAPnet, Toon Disney, ABC Family Channel, and Jetix channels in Europe and Latin America. Other programming services that operate through joint ventures and are accounted for under the equity method, include A&E Television Networks, Lifetime Entertainment Services, and E! Entertainment Television. The Company also produces original television programming for network, first-run syndication, pay, and international syndication markets, along with original animated television programming for network, pay, and international syndication markets. Additionally, the Company operates ABC-, ESPN-, and Disney-branded internet website businesses, as well as Disney Mobile, a mobile phone service specifically developed to meet the needs of parents and kids.

Parks and Resorts

The Company owns and operates the Walt Disney World Resort in Florida and the Disneyland Resort in California. The Walt Disney World Resort includes four theme parks (the Magic Kingdom, Epcot, Disney-MGM Studios, and Disney’s Animal Kingdom), seventeen resort hotels, a retail, dining, and entertainment complex, a sports complex, conference centers, campgrounds, golf courses, water parks, and other recreational facilities. In addition, Disney Cruise Line is operated out of Port Canaveral, Florida. The Disneyland Resort includes two theme parks (Disneyland and Disney’s California Adventure), three resort hotels, and Downtown Disney. The Company earns royalties on revenues generated by the Tokyo Disneyland Resort, which includes two theme parks and two Disney-branded hotels, near Tokyo, Japan, and is owned and operated by an unrelated Japanese corporation. The Company manages and has a 40% equity interest in Euro Disney S.C.A. (Euro Disney), a publicly-held French entity that is a holding company for Euro Disney Associés S.C.A. (Disney S.C.A.), in which the Company has a direct 18% interest. Consequently, the Company has a 51% effective ownership interest in Disney S.C.A., the primary operating company of Disneyland Resort Paris, which includes the Disneyland Park, the Walt Disney Studios Park, seven themed hotels, two convention centers, the Disney Village, a shopping, dining and entertainment center, and a 27-hole golf facility. The Company also manages and has a 43% equity interest in Hong Kong Disneyland, which opened in September 2005. During fiscal 2004, the Company began consolidating the results of Euro Disney and Hong Kong Disneyland (see Notes 2 and 5). The Company’s Walt Disney Imagineering unit designs and develops new theme park concepts and attractions, as well as resort properties. The Company also manages and markets vacation ownership interests through the Disney Vacation Club. Also included in Parks and Resorts is the ESPN Zone, which operates sports-themed dining and entertainment facilities.

Studio Entertainment

The Company produces and acquires live-action and animated motion pictures for worldwide distribution to the theatrical, home entertainment, and television markets. The Company distributes these products through its own distribution and marketing companies in the United States and most foreign markets primarily under the Walt Disney Pictures, Touchstone Pictures, and Miramax banners, as well as Dimension for titles released prior to September 30, 2005. On May 5, 2006, the Company completed an all stock acquisition of Pixar, a digital animation studio. As a result of the acquisition the Company now produces feature animation films under both the Disney and Pixar banners. Refer to Note 3 for information about the acquisition. The Company also produces stage plays and musical recordings.

Consumer Products

The Company licenses the name “Walt Disney,” as well as the Company’s characters and visual and literary properties, to various manufacturers, retailers, show promoters, and publishers throughout the world. The Company also engages in retail and online distribution of products through The Disney Store and DisneyShopping.com. The Disney Store is owned and operated in Europe and franchised in North America and Japan. The Company publishes books and magazines for children and families and computer software and video game products for the entertainment and educational marketplace.

SEGMENT INFORMATION

The operating segments reported below are the segments of the Company for which separate financial information is available and for which operating results are evaluated regularly by the Chief Executive Officer in deciding how to allocate resources and in assessing performance.

Segment operating results reflect earnings before corporate and unallocated shared expenses and exclude amortization of intangible assets, gains on sale of equity investment and businesses, restructuring and impairment (charges) and other credits, net interest expense, income taxes, minority interests, and the cumulative effect of accounting change. Segment operating income results include equity in the income of investees. Equity investees consist primarily of A&E Television Networks, Lifetime Television, and E! Entertainment Television, which are cable businesses included in the Media Networks segment. Corporate and unallocated shared expenses principally consist of corporate functions, executive management, and certain unallocated administrative support functions.

Equity in the income/(loss) of investees by segment is as follows:

	2006	2005	2004
Media Networks(1)	$444	$460	$405
Parks and Resorts(2)	1	—	(46)
Consumer Products	28	23	13

	$473	$483	$372

(1)	Substantially all of these amounts relate to investments at Cable Networks. An immaterial amount relates to Broadcasting.
(2)	Includes equity in the income (loss) of Euro Disney and Hong Kong Disneyland for the first two quarters of fiscal 2004 prior to the consolidation of the results of operations of these businesses beginning with the third quarter of fiscal 2004 as a result of the implementation of FASB Interpretation No. 46R, Consolidation of Variable Interest Entities.

The following segment results include allocations of certain costs, including certain information technology, pension, legal, and other shared services costs, which are allocated based on various metrics designed to correlate with consumption. In addition, while all significant intersegment transactions have been eliminated, Studio Entertainment revenues and operating income include an allocation of Consumer Products revenues, which is meant to reflect royalties on Consumer Products sales of merchandise based on certain Studio film properties. These allocations are agreed-upon amounts between the businesses and may differ from amounts that would be negotiated in arm’s length transactions.

	2006	2005	2004
Revenues
Media Networks	$14,638	$13,207	$11,778
Parks and Resorts	9,925	9,023	7,750
Studio Entertainment
Third parties	7,410	7,499	8,637
Intersegment	119	88	76

	7,529	7,587	8,713

Consumer Products
Third parties	2,312	2,215	2,587
Intersegment	(119)	(88)	(76)

	2,193	2,127	2,511

Total consolidated revenues	$34,285	$31,944	$30,752

Segment operating income
Media Networks	$3,610	$3,209	$2,574
Parks and Resorts	1,534	1,178	1,077
Studio Entertainment	729	207	662
Consumer Products	618	543	547

Total segment operating income	$6,491	$5,137	$4,860

Reconciliation of segment operating income to income before income taxes, minority interests and the cumulative effect of accounting change
Segment operating income	$6,491	$5,137	$4,860
Corporate and unallocated shared expenses	(529)	(536)	(428)
Amortization of intangible assets	(11)	(11)	(12)
Gain on sales of equity investment and businesses	70	26	—
Restructuring and impairment (charges) and other credits, net	18	(32)	(64)
Net interest expense	(592)	(597)	(617)

Income before income taxes, minority interests and the cumulative effect of accounting change	$5,447	$3,987	$3,739

Capital expenditures
Media Networks	$227	$228	$221
Parks and Resorts
Domestic	667	726	719
International(1)	248	711	289
Studio Entertainment	41	37	39
Consumer Products	16	10	14
Corporate	100	111	145

Total consolidated capital expenditures	$1,299	$1,823	$1,427

	2006	2005	2004

Depreciation expense
Media Networks	$187	$182	$172
Parks and Resorts
Domestic	780	756	710
International(1)	279	207	95
Studio Entertainment	30	26	22
Consumer Products	23	25	44
Corporate	126	132	155

Total consolidated depreciation expense	$1,425	$1,328	$1,198

Identifiable assets
Media Networks(2)(3)	$27,281	$26,926
Parks and Resorts(3)	15,929	15,807
Studio Entertainment(3)	11,159	5,965
Consumer Products(3)	1,505	877
Corporate(3)(4)	4,124	3,583

Total consolidated assets	$59,998	$53,158

Supplemental revenue data
Media Networks
Advertising	$7,725	$7,271	$6,611
Affiliate Fees	5,575	5,098	4,408
Parks and Resorts
Merchandise, food and beverage	3,221	2,879	2,429
Admissions	3,085	2,771	2,547

Revenues
United States and Canada	$26,565	$24,806	$24,012
Europe	5,266	5,207	4,721
Asia Pacific	1,917	1,451	1,547
Latin America and Other	537	480	472

	$34,285	$31,944	$30,752

Segment operating income
United States and Canada	$4,938	$3,963	$3,307
Europe	918	738	868
Asia Pacific	542	386	582
Latin America and Other	93	50	103

	$6,491	$5,137	$4,860

	2006	2005
Identifiable assets
United States and Canada	$52,097	$45,809
Europe	5,624	5,120
Asia Pacific	2,111	2,110
Latin America and Other	166	119

	$59,998	$53,158

(1)	Represents 100% of Euro Disney and Hong Kong Disneyland’s capital expenditures and depreciation expense for all periods beginning April 1, 2004. Hong Kong Disneyland’s capital expenditures totaled $95 million, $591 million, and $251 million for fiscal 2006, 2005, and 2004 respectively. The decrease in capital expenditures in fiscal 2006 was primarily due to lower investment at Hong Kong Disneyland resulting from the substantial completion of the park prior to its opening in September 2005, whereas fiscal 2004 included only six months of activity. Our equity partner contributed $47 million, $147 million, and $66 million, which are included as sources of cash in financing activities, in fiscal 2006, 2005, and the second half of fiscal 2004, respectively.

(2)	Identifiable assets include amounts associated with equity method investments, including notes and other receivables of $1,065 and $1,039 in 2006 and 2005, respectively.

(3)	Goodwill and intangible assets, by segment, are as follows:

	2006	2005
Media Networks	$19,257	$19,284
Parks and Resorts	173	27
Studio Entertainment	5,036	38
Consumer Products	690	92
Corporate	256	264

	$25,412	$19,705

(4)	Primarily deferred tax assets, investments, fixed assets, and other assets

2	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of The Walt Disney Company and its subsidiaries after elimination of intercompany accounts and transactions. In December 1999, DVD Financing, Inc. (DFI), a subsidiary of Disney Vacation Development, Inc. and an indirect subsidiary of the Company, completed a receivable sale transaction that established a facility that permits DFI to sell receivables arising from the sale of vacation club memberships on a periodic basis. In connection with this facility, DFI prepares separate financial statements, although its separate assets and liabilities are also consolidated in these financial statements.

Accounting Changes

SAB 108

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 must be implemented by the end of the Company’s fiscal 2007. The Company is currently assessing the potential effect of SAB 108 on its financial statements.

SFAS 158

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS 158). This statement requires recognition of the overfunded or underfunded status of defined benefit pension and other postretirement plans as an asset or liability in the statement of financial position and changes in that funded status to be recognized in comprehensive income in the year in which the changes occur. SFAS 158 also requires measurement of the funded status of a plan as of the date of the statement of financial position. The recognition provisions of SFAS 158 are effective for fiscal 2007, while the measurement date provisions are effective for fiscal year 2009. If SFAS 158 was applied at the end of fiscal 2006, using the Company’s June 30, 2006 actuarial valuation, we would have recorded a pre-tax charge to accumulated other comprehensive income totaling $509 million ($320 million after tax) representing the difference between the funded status of the plans based on the project benefit obligation and the amounts recorded on our balance sheet at September 30, 2006.

SFAS 157

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). SFAS 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS 157 is effective for the Company’s 2009 fiscal year, although early adoption is permitted. The Company is currently assessing the potential effect of SFAS 157 on its financial statements.

FIN 48

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 must be applied to all existing tax positions upon initial adoption. The cumulative effect of applying FIN 48 at adoption, if any, is to be reported as an adjustment to opening retained earnings for the year of adoption. FIN 48 is effective for the Company’s 2008 fiscal year, although early adoption is permitted. The Company is currently assessing the potential effect of FIN 48 on its financial statements.

SFAS 123R

In the fourth quarter of fiscal 2005, the Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment (SFAS 123R), which revises SFAS 123, Accounting for Stock-Based Compensation and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). SFAS 123R requires that new, modified and unvested share-based payment transactions with employees, such as stock options and restricted stock, be recognized in the financial statements based on their fair value and recognized as compensation expense over the vesting period. The Company adopted SFAS 123R effective October 1, 2004, using the modified retrospective method. This method required the restatement of interim financial statements in the year of adoption based on the amounts previously calculated and reported in the pro forma footnote disclosures required by SFAS 123. However, fiscal years prior to 2005 have not been restated.

The impact of the adoption of SFAS 123(R) is as follows:

	2006	2005
Stock option compensation expense(1)	$245	$253
Reduction in net income, net of tax	155	160
Reduction in diluted earnings per share	0.07	0.08
Reduction in cash flow from operating activities	133	24
Increase in cash flow from financing activities	133	24

(1)	Stock option compensation expense is net of capitalized stock option compensation and includes amortization of previously capitalized stock option compensation costs. Capitalized stock option compensation totaled $52 million and $18 million in 2006 and 2005, respectively.

Prior to fiscal 2005, employee stock options were accounted for under the intrinsic value method in accordance with APB 25 and its related interpretations, and were generally granted at market value. Accordingly, compensation expense for stock option awards was generally not recognized in the Consolidated Statements of Income. The following table reflects pro forma net income and earnings per share for the year ended September 30, 2004, had the Company elected to adopt the fair value approach of SFAS 123 as reported in the footnotes to the Company’s financial statements for that year. The pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted or options may be cancelled in future years.

2004
Net income
As reported	$2,345
Less stock option expense, net of tax(1)	(255)

Pro forma after option expense	$2,090

Diluted earnings per share
As reported	$1.12
Pro forma after option expense	1.00
Basic earnings per share
As reported	$1.14
Pro forma after option expense	1.02

(1)	Does not include restricted stock unit (RSU) expense because RSUs were already being expensed prior to the adoption of SFAS 123R. See Note 11 to the Consolidated Financial Statements.

The impact of stock options and RSUs for fiscal 2006 and 2005, and on a pro forma basis for fiscal 2004, as if the Company had been expensing stock options as disclosed in our footnotes pursuant to SFAS 123, on income and diluted earnings per share was as follows:

	As Reported		Pro Forma(1)
	2006	2005	2004
Stock option compensation expense	$245	$253	$405
RSU compensation expense	137	127	66

Total equity based compensation expense	$382	$380	$471

Reduction in net income, net of tax	$241	$240	$297

Reduction in diluted earnings per share	$0.12	$0.11	$0.14

(1)	RSU compensation expense of $66 million in fiscal 2004 is not pro forma as RSUs were already being expensed prior to the adoption of SFAS 123R.

In November 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes computational guidance to establish the beginning balance of the additional paid-in capital pool (APIC Pool) related to the tax effects of employee stock-based compensation, and a simplified method to determine the subsequent impact on the APIC Pool for employee stock-based compensation awards that are vested and outstanding upon adoption of SFAS 123(R).

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

In connection with the adoption of FIN 46R, the Company concluded that Euro Disney and Hong Kong Disneyland are VIEs and that we are the primary beneficiary. As a result, the Company began consolidating Euro Disney and Hong Kong Disneyland’s balance sheets on March 31, 2004, the end of the Company’s second quarter of fiscal 2004, and the income and cash flow statements beginning April 1, 2004, the beginning of the third quarter of fiscal 2004. Under FIN 46R transition rules, the operating results of Euro Disney and Hong Kong Disneyland continued to be accounted for on the equity method for the six months ended March 31, 2004 (see Note 5).

We have concluded that the rest of our equity investments do not require consolidation as either they are not VIEs, or in the event that they are VIEs, we are not the primary beneficiary. The Company also has variable interests in certain other VIEs that have not been consolidated because the Company is not the primary beneficiary. These VIEs do not involve any material exposure to the Company.

Reclassifications

Certain reclassifications have been made in the fiscal 2005 and fiscal 2004 financial statements and notes to conform to the fiscal 2006 presentation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Actual results may differ from those estimates.

Revenue Recognition

Broadcast advertising revenues are recognized when commercials are aired. Revenues from television subscription services related to the Company’s primary cable programming services are recognized as services are provided. Certain of the Company’s contracts with cable service providers include annual programming commitments. In these cases, revenue subject to the commitment, that is generally collected ratably over the year is deferred until the annual commitments are satisfied, which generally results in higher revenue recognition in the second half of the year.

Revenues from advance theme park ticket sales are recognized when the tickets are used. For non-expiring, multi-day tickets, we recognize revenue over a three-year time period based on estimated usage patterns that are derived from historical usage patterns. Revenues from corporate sponsors at the theme parks are generally recognized over the period of the applicable agreements commencing with the opening of the related attraction.

Revenues from the theatrical distribution of motion pictures are recognized when motion pictures are exhibited. Revenues from video and video game sales, net of anticipated returns and customer incentives, are recognized on the date that video units are made available for sale by retailers. Revenues from the licensing of feature films and television programming are recorded when the material is available for telecasting by the licensee and when certain other conditions are met.

Merchandise licensing advances and guarantee royalty payments are recognized based on the contractual royalty rate when the licensed product is sold by the licensee. Non-refundable advances and minimum guarantee royalty payments in excess of royalties earned are generally recognized as revenue at the end of the contract term.

Advertising Expense

Advertising costs are expensed as incurred. Advertising expense incurred for fiscal 2006, 2005, and 2004 totaled $2.5 billion, $2.9 billion, and $3.0 billion, respectively.

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

Translation Policy

The U.S. dollar is the functional currency for the majority of our international operations. The local currency is the functional currency for Euro Disney, Hong Kong Disneyland, and international locations of The Disney Stores.

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

For local currency functional locations, assets and liabilities are translated at end-of-period rates while revenues and expenses are translated at average rates in effect during the period. Equity is translated at historical rates and the resulting cumulative translation adjustments are included as a component of accumulated other comprehensive income (AOCI).

Inventories

Carrying amounts of merchandise, materials, and supplies inventories are generally determined on a moving average cost basis and are stated at the lower of cost or market.

Film and Television Costs

Film and television costs include capitalizable direct negative costs, production overhead, interest, development costs, and acquired production costs and are stated at the lower of cost, less accumulated amortization, or fair value.

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

Film and television production and participation costs are expensed based on the ratio of the current period’s gross revenues to estimated remaining total gross revenues (Projected Revenue Method) from all sources on an individual production basis. Estimated remaining gross revenue for film productions includes revenue that will be earned within ten years of the date of the initial theatrical release. For acquired film libraries, remaining revenues include amounts to be earned for up to twenty years from the date of acquisition. Development costs for projects that have been abandoned or have not been set for production within three years are generally written off.

Television network series costs and multi-year sports rights are amortized under the Projected Revenue Method based on revenues from such programs or on a straight-line basis, as appropriate. For television network series, we include revenues that will be earned within ten years of the delivery of the first episode, or if still in production, five years from the date of delivery of the most recent episode, if later. For determining multi-year sports rights costs, gross revenues include both advertising revenues and an allocation of affiliate fees. If the annual contractual payments over the term of a multi-year sports programming arrangement approximate the rights cost based on the Projected Revenue Method, we expense the annual payments during the season. Television network and station rights for theatrical movies and other long-form programming are charged to expense primarily on an accelerated basis related to the projected usage of the programs.

Estimates of total gross revenues can change significantly due to a variety of factors, including advertising rates and the level of market acceptance of the production. Accordingly, revenue estimates are reviewed periodically and amortization is adjusted, if necessary. Such adjustments could have a material effect on results of operations in future periods. The net realizable value of network television broadcast program licenses and rights is reviewed using a daypart methodology. A daypart is defined as an aggregation of programs broadcast during a particular time of day or programs of a similar type. The Company’s dayparts are early morning, daytime, late night, primetime, news, children, and sports (includes network and cable). The net realizable values of other cable programming are reviewed on an aggregated basis for each cable channel.

Internal-Use Software Costs

The Company expenses costs incurred in the preliminary project stage of developing or acquiring internal use software, such as research and feasibility studies, as well as costs incurred in the post-implementation/operational stage, such as maintenance and training. Capitalization of software development costs occurs only after the preliminary-project stage is complete, management authorizes the project, and it is probable that the project will be completed and the software will be used for the function intended. As of September 30, 2006 and October 1, 2005, capitalized software costs totaled $491 million and $483 million, respectively. The capitalized costs are amortized on a straight-line basis over the estimated useful life of the software, ranging from 3-10 years.

Software Product Development Costs

Software product development costs incurred prior to reaching technological feasibility are expensed. We have determined that technological feasibility of the software is not established until substantially all product development is complete. The software product development costs that have been capitalized to date have been insignificant.

Parks, Resorts and Other Property

Parks, resorts, and other property are carried at historical cost. Depreciation is computed on the straight-line method over estimated useful lives as follows:

Attractions	25 – 40 years
Buildings and improvements	40 years
Leasehold improvements	Life of lease or asset life if less
Land improvements	20 – 40 years
Furniture, fixtures and equipment	3 – 25 years

Goodwill and Other Intangible Assets

The Company performs an annual impairment test at fiscal year end for goodwill and other indefinite-lived intangible assets, including FCC licenses and trademarks. As required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142), goodwill is allocated to various reporting units, which are generally one level below our operating segments.

To determine if there is potential goodwill impairment, SFAS 142 requires the Company to compare the fair value of the reporting unit to its carrying amount on an annual basis. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than the carrying value of its goodwill.

To determine the fair value of our reporting units, we generally use a present value technique (discounted cash flow) corroborated by market multiples when available and as appropriate, except for the ABC Television Network, a business within the Media Networks operating segment, for which we used a revenue multiple. We did not use a present value technique or a market multiple approach to value the ABC Television Network as a present value technique would not capture its full fair value and there is little comparable market data available due to the scarcity of television networks. We applied what we believe to be the most appropriate valuation methodology for each of our reporting units. If we had established different reporting units or utilized different valuation methodologies, the impairment test results could differ.

SFAS 142 requires the Company to compare the fair value of an indefinite-lived intangible asset to its carrying amount. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized. Fair values for goodwill and other indefinite-lived intangible assets are determined based on discounted cash flows, market multiples, or appraised values, as appropriate.

We completed our impairment testing as of September 30, 2006, which resulted in a non-cash impairment charge of $32 million related to certain FCC licenses, primarily associated with ESPN Radio stations, reflecting an overall market decline in certain radio markets in which we operate.

Amortizable intangible assets, principally copyrights, are amortized on a straight-line basis over periods ranging from 10 – 31 years.

Risk Management Contracts

In the normal course of business, the Company employs a variety of financial instruments to manage its exposure to fluctuations in interest rates, foreign currency exchange rates, and investments in equity and debt securities, including interest rate and cross-currency swap agreements; forward, option and “swaption” contracts and interest rate caps.

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

Option premiums and unrealized gains on forward contracts and the accrued differential for interest rate and cross-currency swaps to be received under the agreements are recorded on the balance sheet as other assets. Unrealized losses on forward contracts and the accrued differential for interest rate and cross-currency swaps to be paid under the agreements are included in liabilities. Realized gains and losses from hedges are classified in the income statement consistent with the accounting treatment of the items being hedged. The Company accrues the differential for interest rate and cross-currency swaps to be paid or received under the agreements as interest rates and exchange rates change as adjustments to interest expense over the lives of the swaps. Gains and losses on the termination of effective swap agreements, prior to their original maturity, are deferred and amortized to interest expense over the remaining term of the underlying hedged transactions.

From time to time, the Company may enter into risk management contracts that are not designated as hedges and do not qualify for hedge accounting. These contracts are intended to offset certain economic exposures of the Company and are carried at market value with any changes in value recorded in earnings. Cash flows from hedging activities are classified in the Consolidated Statements of Cash Flows under the same category as the cash flows from the related assets, liabilities or forecasted transactions (see Notes 7 and 13).

Earnings Per Share

The Company presents both basic and diluted earnings per share (EPS) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the year. Diluted EPS is based upon the weighted average number of common and common equivalent shares outstanding during the year which is calculated using the treasury-stock method for stock options and assumes conversion of the Company’s convertible senior notes (see Note 7). Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect. Stock options for which the exercise price exceeds the average market price over the period are anti-dilutive and, accordingly, are excluded from the calculation.

A reconciliation of net income and the weighted average number of common and common equivalent shares outstanding for calculating diluted earnings per share is as follows:

	2006	2005	2004

Income before the cumulative effect of accounting change	$3,374	$2,569	$2,345
Interest expense on convertible senior notes (net of tax)	21	21	21

	$3,395	$2,590	$2,366

Weighted average number of common shares outstanding (basic)	2,005	2,028	2,049
Weighted average dilutive stock options and restricted stock	26	16	12
Weighted average assumed conversion of convertible senior notes	45	45	45

Weighted average number of common and common equivalent shares outstanding (diluted)	2,076	2,089	2,106

For fiscal 2006, 2005, and 2004, options for 88 million, 96 million and 124 million shares, respectively, were excluded from the diluted EPS calculation because they were anti-dilutive.

3	Significant Acquisitions and Dispositions and Restructuring and Impairment Charges

Acquisition of Pixar

On May 5, 2006 (the Closing Date), the Company completed an all stock acquisition of Pixar, a digital animation studio (the Acquisition). Disney believes that the creation of high quality feature animation is a key driver of success across many of its businesses and provides content useful across a variety of traditional and new platforms throughout the world. The acquisition of Pixar is intended to support the Company’s strategic priorities of creating the finest content, embracing leading-edge technologies, and strengthening its global presence. The results of Pixar’s operations have been included in the Company’s consolidated financial statements since the Closing Date.

To purchase Pixar, Disney exchanged 2.3 shares of its common stock for each share of Pixar common stock, resulting in the issuance of 279 million shares of Disney common stock, and converted previously issued vested and unvested Pixar equity-based awards into approximately 45 million Disney equity-based awards.

The Acquisition purchase price was $7.5 billion ($6.4 billion, net of Pixar’s cash and investments of approximately $1.1 billion). The value of the stock issued was calculated based on the market value of the Company’s common stock using the average stock price for the five-day period beginning two days before the acquisition announcement date on January 24, 2006. The fair value of the vested equity-based awards issued at the Closing Date was estimated using the Black-Scholes option pricing model, as the information required to use a binomial valuation model was not reasonably available.

In connection with the Acquisition, the Company recorded a non-cash, non-taxable gain from the deemed termination of the existing Pixar distribution agreement. Under our previously existing distribution agreement with Pixar, the Company earned a distribution fee that, based on current market rates at the Closing Date, was favorable to the Company. In accordance with EITF 04-1, Accounting for Pre-Existing Relationships between the Parties to a Business Combination (EITF 04-1), the Company recognized a $48 million gain, representing the net present value of the favorable portion of the distribution fee over the remaining life of the distribution agreement. In addition, the Company abandoned the Pixar sequel projects commenced by the Company prior to the acquisition and recorded a pre-tax impairment charge totaling $26 million, which represents the costs of these projects incurred through the abandonment date. These two items are classified in “Restructuring and impairment (charges) and other credits, net” in the Consolidated Statement of Income.

The Company allocated the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values, which were determined primarily through third-party appraisals. The excess of the purchase price over those fair values was recorded as goodwill, which is not amortizable for tax purposes. The fair values set forth below are subject to adjustment if additional information is obtained prior to the one-year anniversary of the Acquisition that would change the fair value allocation as of the acquisition date. The following table summarizes the allocation of the purchase price:

	Estimated Fair Value	Weighted Average Useful Lives (years)
Cash and cash equivalents	$11
Investments	1,073
Prepaid and other assets	45
Film costs	538	12
Buildings and equipment	225	16
Intangibles	233	17
Goodwill	5,557

Total assets acquired	$7,682

Liabilities	64
Deferred income taxes	123

Total liabilities assumed	$187

Net assets acquired	$7,495

The weighted average useful life determination for intangibles excludes $164 million of indefinite-lived Pixar trademarks and tradenames. Goodwill of $4.8 billion, $0.6 billion, and $0.2 billion was allocated to the Studio Entertainment, Consumer Products, and Parks and Resorts operating segments, respectively.

The following table presents unaudited pro forma results of Disney as though Pixar had been acquired as of the beginning of the respective periods presented. These pro forma results do not necessarily represent what would have occurred if the Acquisition had taken place on the dates presented and does not represent the results that may occur in the future. The pro forma amounts represent the historical operating results of Disney and Pixar with adjustments for purchase accounting. The $48 million non-cash gain pursuant to EITF 04-1 has been included in net income in fiscal year 2006.

	Fiscal Year 2006 (unaudited)	Fiscal Year 2005 (unaudited)
Revenues	$34,299	$31,973
Income before cumulative effect of accounting change	3,395	2,682
Net Income	3,395	2,646

Earnings per share:
Diluted	$1.52	$1.12

Basic	$1.56	$1.15

ABC Radio Transaction

On February 6, 2006, the Company and Citadel Broadcasting Corporation (Citadel) announced an agreement to merge the ABC Radio business, which consists of 22 of the Company’s owned radio stations and the ABC Radio Network, with Citadel. The ESPN Radio and Radio Disney networks and station businesses are not included in the transaction. The merger is expected to occur after the ABC Radio business is distributed to Disney shareholders (the Distribution). The agreement was subsequently amended on November 19, 2006. Under the amended terms, (i) Disney’s stockholders are expected to collectively hold approximately 57% of Citadel’s common stock post-merger, and (ii) the Company would retain between $1.10 billion and $1.35 billion in cash, depending upon the market price of Citadel’s common stock over a measurement period ending prior to the closing. This cash will be obtained from loan proceeds raised by ABC Radio from a third party lender prior to the Distribution. Based on Citadel’s stock price on November 20, 2006, the Company estimates that the aggregate value of the retained cash and Citadel common stock to be received by Disney shareholders would be approximately $2.5 billion. The amended agreement provides that the closing will occur no earlier than May 31, 2007, subject to regulatory approvals, and that either party may terminate the agreement if the closing does not occur by June 15, 2007.

Other Dispositions

The following disposals occurred during fiscal 2006 and fiscal 2005:

•	A cable television equity investment in Spain was sold on November 23, 2005, resulting in a pre-tax gain of $57 million
•	The Discover Magazine business was sold on October 7, 2005, resulting in a pre-tax gain of $13 million
•	The Mighty Ducks of Anaheim was sold on June 20, 2005, resulting in a pre-tax gain of $26 million.

These gains were reported in “Gains on sale of equity investment and businesses” in the Consolidated Statements of Income.

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

During the year ended September 30, 2004, the Company recorded $64 million of restructuring and impairment charges related to The Disney Store. The bulk of these charges were impairments of the carrying value of fixed assets related to the stores to be sold.

Other Acquisitions

On February 17, 2004, the Company acquired the film library and intellectual property rights for the Muppets and Bear in the Big Blue House for $68 million. Substantially all of the purchase price was allocated to amortizable intangible assets.

4	Investments

Investments consist of the following:

	September 30, 2006	October 1, 2005
Investments, equity basis(1)	$1,075	$1,062
Investments, other	188	112
Investment in aircraft leveraged leases	52	52

	$1,315	$1,226

(1)	Equity investments consist of investments in affiliated companies over which the Company has significant influence but not the majority of the equity or risks and rewards.

Investments, Equity Basis

A summary of combined financial information for equity investments, which include cable investments such as A&E Television Networks (37.5% owned), Lifetime Entertainment Services (50.0% owned), and E! Entertainment Television (39.6% owned), is as follows:

	2006	2005	2004
Results of Operations:
Revenues	$4,447	$4,317	$3,893

Net Income	$1,170	$1,275	$1,017

	September 30, 2006	October 1, 2005
Balance Sheet:
Current assets	$2,620	$2,323
Non-current assets	1,562	1,399

	$4,182	$3,722

Current liabilities	$1,048	$929
Non-current liabilities	1,154	915
Shareholders’ equity	1,980	1,878

	$4,182	$3,722

Investments, Other

As of September 30, 2006 and October 1, 2005, the Company held $82 million and $62 million, respectively, of securities classified as available-for-sale. As of September 30, 2006 and October 1, 2005, the Company also held $106 million and $50 million, respectively, of non-publicly traded cost-method investments.

In 2006, the Company had no realized gain or loss on sales of securities. In 2005 and 2004, the Company recognized $14 million and $2 million, respectively, in net gains on sales of securities. Realized gains and losses are determined principally on an average cost basis.

In 2006, the Company had no charges for other-than-temporary losses in value of investments. In 2005 and 2004, the Company recorded non-cash charges of $42 million and $23 million, respectively, to reflect other-than-temporary losses in value of certain investments.

Investment in Aircraft Leveraged Leases

During the fourth quarter of 2005, the Company recorded a $101 million pre-tax charge, or $0.03 per share, to write-off its remaining investment in aircraft leveraged leases with Delta Air Lines, Inc. (Delta) resulting from Delta’s bankruptcy filing in September 2005. During the fourth quarter of 2004, the Company recorded a $16 million pre-tax charge to write down its leveraged lease investment in Delta consistent with our agreement with Delta to reduce lease payments. These charges were reported in “Net interest expense” in the Consolidated Statements of Income. Based on Delta’s bankruptcy filing, we believe it is unlikely that the Company will recover these investments. In the event of a material modification to the Delta aircraft leases or foreclosure of the remaining Delta aircraft by the debt holders, certain tax payments of up to $40 million, as of September 30, 2006, could be accelerated. The expected tax payments are currently reflected on our balance sheet as a deferred tax liability and are not expected to result in a further charge to earnings. Our remaining aircraft leveraged lease investment of $52 million is with FedEx Corp.

5	Euro Disney and Hong Kong Disneyland

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

The following table presents a condensed consolidating balance sheet for the Company as of September 30, 2006, reflecting the impact of consolidating the balance sheets of Euro Disney and Hong Kong Disneyland.

	Before Euro Disney and Hong Kong Disneyland Consolidation	Euro Disney, Hong Kong Disneyland and Adjustments	Total
Cash and cash equivalents	$1,812	$599	$2,411
Other current assets	6,902	249	7,151

Total current assets	8,714	848	9,562
Investments	2,136	(821)	1,315
Fixed assets	12,627	4,540	17,167
Other assets	31,934	20	31,954

Total assets	$55,411	$4,587	$59,998

Current portion of borrowings	$2,681	$1	$2,682
Other current liabilities	6,989	539	7,528

Total current liabilities	9,670	540	10,210
Borrowings	7,602	3,241	10,843
Deferred income taxes and other long-term liabilities	5,642	140	5,782
Minority interests	677	666	1,343
Shareholders’ equity	31,820	—	31,820

Total liabilities and shareholders’ equity	$55,411	$4,587	$59,998

The following table presents a condensed consolidating income statement of the Company for the year ended September 30, 2006, reflecting the impact of consolidating the income statements of Euro Disney and Hong Kong Disneyland.

	Before Euro Disney and Hong Kong Disneyland Consolidation(1)	Euro Disney, Hong Kong Disneyland and Adjustments	Total
Revenues	$32,692	$1,593	$34,285
Cost and expenses	(27,154)	(1,653)	(28,807)
Gains on sale of equity investment and business	70	—	70
Restructuring and impairment charges and other credits, net	18	—	18
Net interest expense	(468)	(124)	(592)
Equity in the income of investees	401	72	473

Income before income taxes and minority interests	5,559	(112)	5,447
Income taxes	(1,909)	19	(1,890)
Minority interests	(276)	93	(183)

Net income	$3,374	$—	$3,374

(1)	These amounts include Euro Disney and Hong Kong Disneyland under the equity method of accounting. As such, any royalty and management fee income from these operations is included in Revenues and our share of their net income is included in Equity in the income of investees.

The following table presents a condensed consolidating cash flow statement of the Company for the year ended September 30, 2006, reflecting the impact of consolidating the cash flow statements of Euro Disney and Hong Kong Disneyland.

	Before Euro Disney and Hong Kong Disneyland Consolidation	Euro Disney, Hong Kong Disneyland and Adjustments	Total
Cash provided by operations	$5,960	$98	$6,058
Investments in parks, resorts, and other property	(1,051)	(248)	(1,299)
Other investing activities	1,037	35	1,072
Cash provided (used) by financing activities	(5,322)	179	(5,143)

Increase in cash and cash equivalents	624	64	688
Cash and cash equivalents, beginning of year	1,188	535	1,723

Cash and cash equivalents, end of year	$1,812	$599	$2,411

Euro Disney Financial Restructuring

Effective October 1, 2004, Euro Disney, the Company, and Euro Disney’s lenders finalized a Memorandum of Agreement (MOA) related to the financial restructuring of Euro Disney (the 2005 Financial Restructuring). The MOA provided for new financing as well as the restructuring of Euro Disney’s existing financing at that time. The transactions contemplated by the MOA were fully implemented on February 23, 2005 with the completion of a €253 million equity rights offering. The key provisions of the MOA are as follows:

Royalties and Management Fees

•	Royalties and management fees totaling €58 million for fiscal 2004 were paid to the Company following completion of the rights offering

•	Royalties and management fees for fiscal 2005 through fiscal 2009, totaling €25 million per year, payable to the Company are to be converted into subordinated long-term borrowings

•	Royalties and management fees for fiscal 2007 through fiscal 2014, of up to €25 million per year, payable to the Company will be converted into subordinated long-term borrowings if operating results do not achieve specified levels

Debt Covenants

•	Certain covenant violations for fiscal 2003 and fiscal 2004 were waived

•	Euro Disney received authorization for up to €240 million of capital expenditures for fiscal 2005 through fiscal 2009 for new attractions. Approximately €113 million has been incurred through the end of fiscal 2006.

Existing Borrowings

•	Approximately €110 million of amounts outstanding on the existing line of credit from the Company and €60 million of deferred interest payable to Caisse des Dépôts et Consignations (CDC), a French state financial institution, were converted into long-term subordinated borrowings

•	The interest rate on approximately €450 million of Euro Disney’s senior borrowings was increased by approximately 2%

•	Approximately €300 million of principal payments on senior borrowings were deferred for three and one-half years

•	Principal payments on certain CDC borrowings were deferred for three and one-half years

•	Euro Disney’s security deposit requirement was eliminated and the existing deposit balance totaling €100 million was paid to senior lenders as a principal payment

•	Interest payments for fiscal 2005 through fiscal 2012, of up to €20 million per year, payable to the CDC will be converted to long-term subordinated borrowings if operating results do not achieve specified levels. Interest payments of €20 million for fiscal 2005 were converted to borrowings in fiscal 2006. The Company expects interest payments of €20 million for fiscal 2006 to be converted into borrowings in fiscal 2007.

•	Interest payments for fiscal 2013 through fiscal 2014, of up to €23 million per year, payable to the CDC will be converted to long-term subordinated borrowings if operating results do not achieve specified levels

New Financing

•	€253 million equity rights offering, of which the Company’s share was €100 million

•	New ten-year €150 million line of credit from the Company for liquidity needs, which reduces to €100 million after five years. There were no borrowings under the new line of credit as of September 30, 2006.

Any subordinated long-term borrowings due to the Company and CDC cannot be paid until all senior borrowings have been paid. See Note 7 for the terms of Euro Disney’s borrowings.

The MOA resulted in the elimination of certain sublease arrangements between the Company’s then wholly-owned subsidiary, Disney S.C.A. and Euro Disney. These subleases arose in connection with a financial restructuring of Euro Disney in 1994 whereby Disney S.C.A. (which was then in the form of a S.N.C.) entered into a lease agreement with a financing company with a non-cancelable term of 12 years related to substantially all of the Disneyland Park assets and then entered into a 12-year sublease agreement with Euro Disney on substantially the same payment terms. These lease transactions were eliminated for financial reporting purposes upon consolidation of Euro Disney by the Company as a result of the implementation of FIN 46R.

The MOA additionally provided for the contribution by Euro Disney of substantially all of its assets and liabilities (including most of the proceeds of the equity rights offerings referred to above) into Disney S.C.A., which became an 82% owned subsidiary of Euro Disney. Other wholly-owned subsidiaries of the Company retained the remaining 18% ownership interest. This enabled Euro Disney to avoid having to make €292 million of payments to Disney S.C.A. that would have been due if Euro Disney exercised the options under certain leases from Disney S.C.A. In connection with the 2005 Financial Restructuring, the Company increased its overall effective ownership interest in Disneyland Resort Paris’ operations from 41% to 51%. Pursuant to the MOA, the Company must maintain at least a direct 39% ownership investment in Euro Disney through December 31, 2016.

As discussed above, the MOA provided for a 2% interest rate increase for certain tranches of Euro Disney’s debt, resulting in a substantial modification of a portion of this debt. Relevant accounting rules required that the substantially modified portion be accounted for as though it had been extinguished and replaced with new borrowings recorded at fair value, which resulted in a $61 million gain recorded in “Net interest expense” in the Consolidated Statement of Income during the year ended October 1, 2005.

Certain indirect, wholly-owned subsidiaries of The Walt Disney Company have liability as current or former general partners of Disney S.C.A. In addition to their equity interest in Disney S.C.A., certain of these subsidiaries of the Company have been capitalized with interest-bearing demand notes with an aggregate face value of €200 million.

6	Film and Television Costs

Film and Television costs are as follows:

	September 30, 2006	October 1, 2005
Theatrical film costs
Released, less amortization	$2,041	$2,048
Completed, not released	265	407
In-process	928	838
In development or pre-production	135	112

	3,369	3,405

Television costs
Released, less amortization	882	851
Completed, not released	210	259
In-process	228	245
In development or pre-production	17	33

	1,337	1,388

Television broadcast rights	944	1,144

	5,650	5,937
Less current portion	415	510

Non-current portion	$5,235	$5,427

Based on management’s total gross revenue estimates as of September 30, 2006, approximately 79% of unamortized film and television costs for released productions (excluding amounts allocated to acquired film and television libraries) are expected to be amortized during the next three years. During fiscal year 2010, an amortization level of 80% will be reached. Approximately $566 million of accrued participation and residual liabilities will be paid in fiscal year 2007.

At September 30, 2006, acquired film and television libraries have remaining unamortized film costs of $548 million, which are generally amortized straight-line over a weighted-average remaining period of approximately 11 years.

7	Borrowings

The Company’s borrowings at September 30, 2006 and October 1, 2005, including the impact of interest rate swaps designated as hedges, are summarized below:

			2006
	2006	2005	Stated Interest Rate(1)	Interest rate and Cross-Currency Swaps(2)		Effective Interest Rate(3)	Swap Maturities
				Pay Variable	Pay Fixed
Commercial paper borrowings	$839	$754	5.56%	$—	$—	5.56%	—
U.S. medium-term notes	6,499	5,849	6.00%	1,385	—	5.44%	2007 – 2022
Convertible senior notes	1,323	1,323	2.13%	—	—	2.13%	—
Other U.S. dollar denominated debt	305	305	7.00%	—	—	7.00%	—
Privately placed debt	54	158	7.02%	54	—	7.41%	2007
European medium-term notes	191	213	5.55%	191	—	5.83%	2007 – 2010
Preferred stock	353	363	9.00%	—	—	9.00%	—
Capital Cities/ABC debt	183	186	9.07%	—	—	8.83%	—
Film financing	276	75	—	—	—	—	—
Other(4)	260	288	—	—	—	—	—

	10,283	9,514	5.34%	1,630	—	4.98%	—
Euro Disney (ED) and Hong Kong Disneyland (HKDL):
ED – CDC loans	1,246	1,160	5.29%	—	—	5.04%	—
ED – Credit facilities & other	486	458	6.03%	—	501	5.90%	2008 – 2009
ED – Other advances	440	418	3.12%	—	19	3.12%	2009
HKDL – Senior and subordinated loans	1,070	917	3.98%	—	232	4.35%	2008-2011

	3,242	2,953	4.68%	—	752	4.68%	—

Total borrowings	13,525	12,467	5.18%	1,630	752	4.91%	—
Less current portion	2,682	2,310		357	—

Total long-term borrowings	$10,843	$10,157		$1,273	$752

(1)	The stated interest rate represents the weighted-average coupon rate for each category of borrowings. For floating rate borrowings, interest rates are based upon the rates at September 30, 2006; these rates are not necessarily an indication of future interest rates.

(2)	Amounts represent notional values of interest rate and cross-currency swaps.

(3)	The effective interest rate includes only the impact of interest rate and cross-currency swaps on the stated rate of interest. Other adjustments to the stated interest rate such as purchase accounting adjustments and debt issuance costs did not have a material impact on the overall effective interest rate.

(4)	Includes market value adjustments for debt with qualifying hedges totaling $196 million and $213 million at September 30, 2006 and October 1, 2005, respectively.

Commercial Paper

As of September 30, 2006, the Company had established bank facilities totaling $4.5 billion to support commercial paper borrowings, with half of the facilities scheduled to expire in 2010 and the other half in 2011. In February 2006, the Company amended its two bank facilities. The amendments included an extension of the maturity of one of the facilities from 2009 to 2011. In addition, the Company also increased the amount of letters of credit that can be issued to $800 million from $500 million under the facility expiring in 2011, which if utilized, reduces available borrowing under this facility. As of September 30, 2006, $261 million of letters of credit had been issued, of which $213 million was issued under the facilities, leaving total available borrowing capacity of $4.3 billion under these bank facilities. Under the bank facilities, the Company has the option to borrow at LIBOR-based rates plus a spread depending on the Company’s senior unsecured debt rating. The Company’s bank facilities contain only one financial covenant, relating to interest coverage, which the Company met on September 30, 2006 by a significant margin. The Company’s bank facilities also specifically exclude certain entities, including Euro Disney and Hong Kong Disneyland, from any representations, covenants, or events of default. As of September 30, 2006, the Company had not borrowed against the facilities. At September 30, 2006, $839 million of commercial paper debt was outstanding.

$5 Billion Shelf Registration Statement

At September 30, 2006, the Company had a shelf registration statement which allows the Company to borrow up to $5 billion using various types of debt instruments, such as fixed or floating rate notes, U.S. dollar or foreign currency denominated notes, redeemable notes, global notes, and dual currency or other indexed notes. As of September 30, 2006, $2.25 billion has been issued under the shelf registration statement. Our ability to issue debt is subject to market conditions and other factors impacting our borrowing capacity. As of September 30, 2006, the remaining unused capacity under the shelf registration is $2.75 billion.

U.S. Medium-Term Note Program

At September 30, 2006, the total debt outstanding under U.S. medium-term note programs was $6.5 billion. The maturities of current outstanding borrowings range from 1 to 87 years and stated interest rates range from 5.12% to 10.62%.

Convertible Senior Notes

At September 30, 2006, the Company has outstanding $1.3 billion of convertible senior notes due on April 15, 2023. The notes bear interest at a fixed annual rate of 2.13% and are redeemable at the Company’s option any time after April 15, 2008 at par. The notes are redeemable at the investor’s option at par on April 15, 2008, April 15, 2013, and April 15, 2018, and upon the occurrence of certain fundamental changes, such as a change in control. The notes are convertible into common stock, under certain circumstances, at a conversion rate of 33.9443 shares of common stock per $1,000 principal amount of notes. This is equivalent to a conversion price of $29.46. The conversion rate is subject to adjustment if certain events occur, such as the payment of a common stock dividend, the issuance of rights or warrants to all holders of the Company’s common stock that allow the holders to purchase shares of the Company’s common stock during a specified period of time, and subdivision, combinations or certain reclassifications of the Company’s common stock.

Other U.S. Dollar Denominated Debt

At September 30, 2006, other U.S. dollar denominated debt consisted of $305 million of quarterly interest bonds (QUIBS) that bear interest of 7% and mature in 2031. The Company redeemed all of the QUIBS on November 22, 2006.

Privately Placed Debt

In 1996, the Company raised $850 million of debt in a private placement. The notes pay 7.02% interest per annum and amortize semi-annually to maturity in 2007. The outstanding principal as of September 30, 2006 was $54 million.

European Medium-Term Note Program

At September 30, 2006, the Company has a European medium-term note program for the issuance of various types of debt instruments such as fixed or floating rate notes, U.S. dollar or foreign currency denominated notes, redeemable notes, index linked or dual currency notes. The size of the program is $4 billion. The remaining capacity under the program is $3.8 billion, subject to market conditions and other factors impacting our borrowing capacity. The remaining capacity under the program replenishes as outstanding debt under the program matures. In 2006, $88 million of debt was issued under the program. At September 30, 2006, the total debt outstanding under the program was $191 million. The maturities of outstanding borrowings range from 1 to 4 years and stated interest rates range from 4.72% to 6.26%. The Company has outstanding borrowings under the program denominated in U.S. dollars and Hong Kong dollars.

Preferred Stock

In connection with the acquisition of ABC Family in October 2001, the Company assumed Series A Preferred Stock with a 9% coupon, payable quarterly, valued at approximately $400 million reflecting an effective cost of capital of 5.25%. The Series A Preferred Stock is callable commencing August 1, 2007 and matures August 1, 2027. The Series A Preferred Stock is classified as borrowings given its substantive similarity to a debt instrument. At September 30, 2006, the total balance outstanding was $353 million.

Capital Cities/ABC Debt

In connection with the Capital Cities/ABC, Inc. acquisition in 1996, the Company assumed various debt previously issued by Capital Cities/ABC, Inc. At September 30, 2006, the outstanding balance was $183 million with maturities ranging from 3 to 15 years and stated interest rates ranging from 8.75% to 9.65%.

Film Financing

In August 2005, the Company entered into a film financing arrangement with a group of investors whereby the investors will fund up to approximately $500 million for 40% of the production and marketing costs of a slate of up to thirty-two live-action films, excluding certain titles such as The Chronicles of Narnia: The Lion, The Witch and The Wardrobe and, in general, sequels to previous films, in return for approximately 40% of the future net cash flows generated by these films. By entering into this transaction, the Company is able to share the risks and rewards of the performance of its live-action film production and distribution activity with outside investors. As of September 30, 2006, the investors have participated in the funding of thirteen films. The cumulative investment in the slate by the investors, net of the cash flows generated by the slate that are returned to the investors, is classified as borrowings. Interest expense recognized from these borrowings is variable and is determined using the effective interest method based on the projected profitability of the film slate.

The last film of the slate is anticipated to be completed in fiscal 2009. The Company has the option at 5, 10 and 15 years from inception of the film financing arrangement to buy the investors’ remaining interest in the slate at a price that is based on the then remaining projected future cash flows that the investors would receive from the slate. As of September 30, 2006, borrowings under this arrangement totaled $276 million.

Euro Disney and Hong Kong Disneyland Borrowings

Euro Disney — CDC loans. Pursuant to Euro Disney’s original financing and the terms of a 1994 financial restructuring, Euro Disney borrowed funds from the CDC. As of September 30, 2006, these borrowings consisted of approximately €243 million ($308 million at September 30, 2006 exchange rates) of senior debt and €278 million ($353 million at September 30, 2006 exchange rates) of subordinated debt. The senior debt is collateralized primarily by the theme park, hotel, and land assets of Disneyland Resort Paris (except for Walt Disney Studios Park) with a net book value of approximately €1.3 billion ($1.6 billion at September 30, 2006 exchange rates), whereas the subordinated debt is unsecured. Interest on the senior debt is payable semiannually, and interest on the subordinated debt is payable annually. The loans bear interest at a fixed rate of 5.15% and mature from fiscal year 2015 to fiscal year 2024. In accordance with the terms of the 2005 Financial Restructuring (see Note 5), principal payments falling between 2004 and 2016 have been deferred by 3.5 years. In return, the interest rate on principal of €48 million ($61 million at September 30, 2006 exchange rates) was increased to 7.15%, the interest rate on principal of €43 million ($55 million at September 30, 2006 exchange rates) was increased to 6.15%, and €10 million ($13 million at September 30, 2006 exchange rates) of principal was prepaid effective February 23, 2005. Also, pursuant to the terms of the 2005 Financial Restructuring, €125 million ($159 million at September 30, 2006 exchange rates) of subordinated loans were converted into senior loans during fiscal year 2005.

Euro Disney also executed a credit agreement with the CDC to finance a portion of the construction costs of Walt Disney Studios Park. As of September 30, 2006, approximately €461 million ($585 million at September 30, 2006 exchange rates) of subordinated loans were outstanding under this agreement. The loans bear interest at a fixed rate of 5.15% per annum, unless interest or principal payments are deferred under the provisions of the loans, during which time the interest rate on the deferred amounts is the greater of 5.15% or EURIBOR plus 2.0%. The loans mature between fiscal years 2015 and 2028. Also, pursuant to the 2005 Financial Restructuring, the CDC agreed to forgive €2.5 million ($3 million at September 30, 2006 exchange rates) of interest on these loans per year starting December 31, 2004 and continuing through 2011 and to conditionally defer and convert to subordinated long-term debt, interest payments up to a maximum amount of €20 million ($25 million at September 30, 2006 exchange rates) per year for each of the fiscal years 2005 through 2012 and €23 million ($29 million at September 30, 2006 exchange rates) for each of the fiscal years 2013 and 2014.

Euro Disney — Credit facilities and other. Pursuant to Euro Disney’s original financing with a syndicate of international banks and the terms of a 1994 financial restructuring, Euro Disney borrowed funds which are collateralized primarily by the theme park, hotels, and land assets of Disneyland Resort Paris (except for Walt Disney Studios Park) with a net book value of approximately €1.3 billion ($1.6 billion at September 30, 2006 exchange rates). At September 30, 2006, the total balance outstanding was €382 million ($486 million at September 30, 2006 exchange rate). The impact of the 2005 Financial Restructuring on the credit facilities included the deferral of certain principal payments for 3.5 years, with the final maturity of the loans remaining unchanged. In return for these concessions, the interest rate was increased to EURIBOR plus 3% (5.81% at September 30, 2006) from EURIBOR plus amounts ranging from 0.84% to 1.00% and €96 million ($122 million at September 30, 2006 exchange rates) of principal was prepaid on February 23, 2005 using debt security deposits (see Note 5). The loans mature between fiscal years 2008 and 2013.

Euro Disney — Other advances. Advances of €331 million ($421 million at September 30, 2006 exchange rates) bear interest at a fixed rate of 3.0%. The remaining advances of €15 million ($19 million at September 30, 2006 exchange rates) bear interest at EURIBOR plus 3% (5.81% at September 30, 2006). The advances are scheduled to mature between fiscal years 2013 and 2017, of which €15 million ($19 million at September 30, 2006 exchange rate) are collateralized by certain theme parks assets. The impact of the 2005 Financial Restructuring on the other advances includes the deferral either directly or indirectly of principal payments for 3.5 years.

Euro Disney has covenants under its debt agreements that limit its investing and financing activities. Beginning with fiscal year 2006, Euro Disney must also meet financial performance covenants that necessitate earnings growth. As a result of revenue growth in excess of increases in costs and expenses during fiscal year 2006, management believes that Euro Disney is in compliance with the covenants for fiscal 2006. Pursuant to the debt agreements, compliance with the covenants is subject to final third-party confirmation.

Hong Kong Disneyland — Senior loans. Hong Kong Disneyland’s senior loans are borrowings pursuant to a term loan facility of HK$2.3 billion ($293 million at September 30, 2006 exchange rates) and a revolving credit facility of HK$1.0 billion ($128 million at September 30, 2006 exchange rates). The balance of the senior loans as of September 30, 2006 was HK$2.3 billion ($293 million at September 30, 2006 exchange rates). The term loan facility has not been drawn down as of September 30, 2006. Both facilities are collateralized by bank accounts, fixed assets, and land of the Hong Kong Disneyland theme park with a net book value of approximately HK$13 billion ($1.7 billion at September 30, 2006 exchange rates). Both facilities currently carry a rate of three month HIBOR + 1.25% and are scheduled to mature in fiscal 2016. The spread above HIBOR is 1.25% through November 15, 2010 and 1.375% for the last five years of the facilities. As of September 30, 2006, the rate on the senior loans was 5.81%.

Beginning in fiscal year 2006, Hong Kong Disneyland is subject to semi-annual financial performance covenants under its commercial term loan and revolving credit facility agreement. In July 2006, lenders under the commercial term loan and revolving credit facility agreement provided a waiver to these covenants for the September 30, 2006 and March 31, 2007 measurement dates. The revolving credit facility will not be available for the period the waiver is in effect unless the covenants are, in fact, satisfied during the period. The covenants will be in effect for the September 30, 2007 measurement date.

Hong Kong Disneyland — Subordinated loans. Hong Kong Disneyland has a subordinated unsecured loan facility of HK$5.6 billion ($721 million at September 30, 2006 exchange rates), which has been fully drawn, that is scheduled to mature on September 12, 2030. Pursuant to the terms of the loan facility, interest incurred prior to the September 2005 park opening of HK$433 million ($56 million at September 30, 2006 exchange rates) is not payable until the loan matures and is therefore classified as long-term borrowings. The interest rate on this loan is subject to biannual revisions under certain conditions, but is capped at an annual rate of 6.75% (until March 12, 2014), 7.625% (until March 12, 2022) and 8.50% (until September 12, 2030). As of September 30, 2006 the rate on the subordinated loans was 3.29%.

Total borrowings excluding market value adjustments, have the following scheduled maturities:

	Before Euro Disney and Hong Kong Disneyland Consolidation	Euro Disney and Hong Kong Disneyland	Total
2007	$2,636	$1	$2,637
2008	283	73	356
2009	937	121	1,058
2010	140	148	288
2011	751	204	955
Thereafter	5,340	2,695	8,035

	$10,087	$3,242	$13,329

The Company capitalizes interest on assets constructed for its parks, resorts, and other property and on theatrical and television productions. In 2006, 2005, and 2004, total interest capitalized was $30 million, $77 million, and $47 million, respectively.

8	Income Taxes

	2006	2005	2004
Income Before Income Taxes, Minority Interests and the Cumulative Effect of Accounting Change
Domestic (including U.S. exports)	$5,106	$3,676	$3,279
Foreign subsidiaries	341	311	460

	$5,447	$3,987	$3,739

Income Tax (Benefit) Provision
Current
Federal	$1,660	$1,141	$835
State	127	166	90
Foreign	243	221	350

	2,030	1,528	1,275

Deferred
Federal	(179)	(252)	(103)
State	39	(35)	25

	(140)	(287)	(78)

	$1,890	$1,241	$1,197

	September 30, 2006	October 1, 2005
Components of Deferred Tax Assets and Liabilities
Deferred tax assets
Accrued liabilities	$(1,120)	$(1,439)
Foreign subsidiaries	(674)	(715)
Equity based compensation	(259)	(165)

Total deferred tax assets	(2,053)	(2,319)

Deferred tax liabilities
Depreciable, amortizable and other property	3,470	3,315
Licensing revenues	404	370
Leveraged leases	96	178
Other, net	88	63

Total deferred tax liabilities	4,058	3,926

Net deferred tax liability before valuation allowance	2,005	1,607
Valuation allowance	54	74

Net deferred tax liability	$2,059	$1,681

	2006	2005	2004
Reconciliation of Effective Income Tax Rate
Federal income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	2.0	2.1	2.0
Impact of audit settlements	(0.7)	(3.2)	(3.2)
Foreign sales corporation and extraterritorial income	(2.2)	(2.2)	(2.6)
Repatriation of earnings of foreign subsidiaries	—	(0.8)	—
Other, including tax reserves and related interest	0.6	0.2	0.8

	34.7%	31.1%	32.0%

In 2006 the Company derived tax benefits of $118 million from an exclusion provided under U.S. income tax laws with respect to certain extraterritorial income attributable to foreign trading gross receipts (FTGRs). This exclusion was repealed as part of the American Jobs Creation Act of 2004 (the Act), which was enacted on October 22, 2004. The Act provides for a phase-out such that the exclusion for the Company’s otherwise qualifying FTGRs generated in fiscal 2005, 2006, and 2007 will be limited to approximately 85%, 65%, and 15% of the exclusion, respectively. No exclusion will be available for transactions originating after the first quarter of fiscal 2007.

The Act also provided for a one-time tax deduction of 85% of certain foreign earnings that were repatriated in fiscal 2005. During the fourth quarter of fiscal 2005, the Company repatriated foreign earnings eligible for this deduction and recorded a tax benefit of $32 million as a result of the reversal of deferred taxes previously provided on these earnings.

The Act made a number of other changes to the income tax laws including the creation of a new deduction relating to qualifying domestic production activities which will affect the Company in the current and future years. The deduction equals three percent of qualifying net income for fiscal 2006 and 2007, six percent for fiscal 2008 through 2010, and nine percent for fiscal 2011 and thereafter. The U.S. Department of the Treasury and the IRS issued final regulations on May 25, 2006 which provide comprehensive rules, definitions, and examples to assist in the implementation of this new deduction. The Company has analyzed the final regulations and anticipates the issuance of further guidance relevant to the calculation of the Company’s tax benefit. Based on existing guidance, our tax provision for fiscal 2006 reflects an estimated benefit of $25 million.

As a matter of course, the Company is regularly audited by federal, state and foreign tax authorities. From time to time, these audits result in proposed assessments. The Internal Revenue Service has commenced its examination of the Company’s federal income tax returns for 2001 through 2004. During fiscal 2006, the Company settled certain state income tax disputes and released $40 million in related tax reserves that were no longer required. During the fourth quarter of fiscal 2005, the Company reached settlements with the Internal Revenue Service regarding all assessments proposed with respect to its federal income tax returns for 1996 through 2000, and a settlement with the California Franchise Tax Board regarding assessments proposed with respect to its state tax returns for 1994 through 2003. These favorable settlements resulted in the Company releasing $102 million in tax reserves which were no longer required with respect to the settled matters. During the first quarter of fiscal 2005, the favorable resolution of a tax matter resulted in the release of $24 million in tax reserves. During the fourth quarter of fiscal 2004, the Company reached a settlement with the Internal Revenue Service regarding all assessments proposed with respect to its federal income tax returns for 1993 through 1995. The favorable settlement resulted in the Company releasing $120 million in tax reserves that were no longer required with respect to the settled matters.

In fiscal years 2006, 2005 and 2004, income tax benefits attributable to equity based compensation transactions that were allocated to shareholders’ equity amounted to $106 million, $64 million and $25 million, respectively.

Deferred tax assets at October 1, 2005 were reduced by a $74 million valuation allowance, of which $24 million was attributable to certain acquired net operating losses. During fiscal 2006, the Company determined that a significant portion of these acquired net operating losses could be utilized with respect to our fiscal 2005 tax returns resulting in a $20 million reduction in current taxes payable. The realization of this tax benefit resulted in a reduction in the related valuation allowance and a corresponding adjustment being applied as a reduction to goodwill.

9	Pension and Other Benefit Programs

The Company maintains pension plans and postretirement medical benefit plans covering most of its domestic employees not covered by union or industry-wide plans. Employees hired after January 1, 1994 and ABC employees generally hired after January 1, 1987 are not eligible for postretirement medical benefits. With respect to its qualified defined benefit pension plans, the Company’s policy is to fund, at a minimum, the amount necessary on an actuarial basis to provide for benefits in accordance with the requirements of the Employee Retirement Income Security Act of 1974. Pension benefits are generally based on years of service and/or compensation. The following chart summarizes the balance sheet impact, as well as the benefit obligations, assets, funded status and rate assumptions associated with the pension and postretirement medical benefit plans based upon the actuarial valuations prepared as of June 30, 2006 and 2005 (the Plan Measurement Dates).

	Pension Plans		Postretirement Medical Plans
(in millions)	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Reconciliation of funded status of the plans and the amounts included in the Company’s Consolidated Balance Sheets:
Projected benefit obligations
Beginning obligations	$(4,951)	$(3,769)	$(1,172)	$(954)
Service cost	(187)	(138)	(34)	(34)
Interest cost	(256)	(233)	(61)	(59)
Actuarial gain / (loss)	548	(937)	308	(150)
Benefits paid	141	126	23	25

Ending obligations	$(4,705)	$(4,951)	$(936)	$(1,172)

Fair value of plans’ assets
Beginning fair value	$3,410	$3,139	$260	$215
Actual return on plan assets	425	308	48	61
Contributions	507	112	32	9
Benefits paid	(141)	(126)	(23)	(25)
Expenses	(20)	(23)	—	—

Ending fair value	$4,181	$3,410	$317	$260

Funded status of the plans	$(524)	$(1,541)	$(619)	$(912)
Unrecognized net loss	692	1,516	12	381
Unrecognized prior service cost (benefit)	18	18	(16)	(17)
Contributions after Plan Measurement Date	41	181	4	3

Net balance sheet impact	$227	$174	$(619)	$(545)

Amounts recognized in the balance sheet consist of
Prepaid benefit cost	$283	$35	$—	$—
Accrued benefit liability	(253)	(985)	(619)	(545)
Additional minimum pension liability adjustment	197	1,124	—	—

	$227	$174	$(619)	$(545)

The components of net periodic benefit cost are as follows:

	Pension Plans			Postretirement Medical Plans
(in millions)	2006	2005	2004	2006	2005	2004
Service costs	$186	$137	$149	$34	$31	$35
Interest costs	256	233	216	61	59	60
Expected return on plan assets	(250)	(223)	(215)	(16)	(14)	(15)
Amortization of prior year service costs	1	1	2	(1)	(1)	(1)
Recognized net actuarial loss	148	59	77	43	32	66

Net periodic benefit cost	$341	$207	$229	$121	$107	$145

Assumptions:
Discount rate	6.40%	5.25%	6.30%	6.40%	5.25%	6.30%
Rate of return on plan assets	7.50%	7.50%	7.50%	7.50%	7.50%	7.50%
Salary increases	4.00%	3.75%	4.00%	n/a	n/a	n/a
Year 1 increase in cost of benefits	n/a	n/a	n/a	9.00%	10.00%	10.00%
Rate of increase to which the cost of benefits is assumed to decline (the ultimate trend rate)	n/a	n/a	n/a	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	n/a	n/a	n/a	2012	2012	2011

Net periodic benefit cost for the current year is based on assumptions determined at the June 30 valuation date of the prior year.

Plan Funded Status

A number of the Company’s pension plans were underfunded at September 30, 2006, having accumulated benefit obligations exceeding the fair value of plan assets. For these plans, the fair value of plan assets aggregated $1.6 billion, the accumulated benefit obligations aggregated $1.9 billion, and the projected benefit obligations aggregated

$2.1 billion. As a result, the Company has recorded an additional minimum pension liability adjustment of $197 million as of September 30, 2006. The additional minimum pension liability adjustment at October 1, 2005 was $1.1 billion. The decrease in the additional minimum pension liability adjustment of $927 million ($585 million after tax) in the current year was primarily due to an increase in the discount rate from 5.25% at October 1, 2005 to 6.40% at September 30, 2006. The change in the additional minimum pension liability was recorded as a direct increase in shareholders’ equity through accumulated other comprehensive income.

The Company’s total accumulated pension benefit obligations at September 30, 2006 and October 1, 2005 were $4.4 billion and $4.6 billion, respectively, of which 96.1% and 97.3%, respectively, were vested.

The accumulated postretirement medical benefit obligations and fair value of plan assets for postretirement medical plans with accumulated postretirement medical benefit obligations in excess of plan assets were $936 million and $317 million, respectively, at September 30, 2006 and $1.2 billion and $260 million, respectively, at October 1, 2005.

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

Asset Class	Minimum	Maximum
Equity Securities	40%	60%
Debt Securities	25%	35%
Alternative Investments	10%	30%
Cash	0%	5%

Alternative investments include venture capital funds, private equity funds and real estate, among other investments.

The Company’s pension plan asset mix at the Plan Measurement Dates is as follows:

Asset Class	June 30, 2006	June 30, 2005
Equity Securities	54%	55%
Debt Securities	25%	29%
Alternative Investments	13%	15%
Cash	8%	1%
Total	100%	100%

Equity securities include 2.8 million shares of Company common stock or $84 million (2% of total plan assets) and $71 million (2% of total plan assets) at September 30, 2006 and October 1 2005, respectively.

The cash allocation exceeded the policy range limit on June 30, 2006, due to a $314 million employer contribution into the plans in June 2006, which is being invested through December 2006 using the dollar cost averaging method.

Plan Contributions

During fiscal 2006, the Company contributed $367 million and $33 million to its pension and postretirement medical plans, respectively, which included voluntary contributions above the minimum requirements for the pension plans. Based on the January 1, 2006 funding valuation, the Company is not required to make any contributions to its pension plans during fiscal 2007. The Company may make additional contributions into its pension plans in fiscal 2007 depending on how the funded status of those plans change and as we gain more clarity with respect to the Pension Protection Act of 2006 (PPA) that was signed into law on August 17, 2006. The United States Treasury Department is in the process of developing implementation guidance for the PPA; however, it is likely the PPA will accelerate minimum funding requirements beginning in fiscal 2009. The Company may choose to pre-fund some of this anticipated funding.

Estimated Future Benefit Payments

The following table presents estimated future benefit payments for the next ten years:

	Pension Plans	Post Retirement Medical Plans
2007	$164	$27
2008	178	29
2009	194	31
2010	212	33
2011	232	35
2012 – 2016	1,468	214

Assumptions

Certain actuarial assumptions, such as the discount rate, long-term rate of return on plan assets and the healthcare cost trend rate have a significant effect on the amounts reported for net periodic benefit cost as well as the related benefit obligation amounts.

Discount Rate — The assumed discount rate for pension plans reflects the market rates for high-quality corporate bonds currently available. The Company’s discount rate was determined by considering the average of pension yield curves constructed of a large population of high quality corporate bonds. The resulting discount rate reflects the matching of plan liability cash flows to the yield curves.

Long-term rate of return on plan assets — The long-term rate of return on plan assets represents an estimate of long-term returns on an investment portfolio consisting of a mixture of equities, fixed income, and alternative investments. When determining the long-term rate of return on plan assets, the Company considers long-term rates of return on the asset classes (both historical and forecasted) in which the Company expects the pension funds to be invested. The following long-term rates of return by asset class were considered in setting the long-term rate of return on plan assets assumption:

Equity Securities	8% – 10%
Debt Securities	4% – 7%
Alternative Investments	8% – 20%

Healthcare cost trend rate — The Company reviews external data and its own historical trends for healthcare costs to determine the healthcare cost trend rates for the postretirement medical benefit plans. For the 2006 actuarial valuation, we assumed a 9.0% annual rate of increase in the per capita cost of covered healthcare claims with the rate decreasing in even increments over five years until reaching 5.0%.

A one percentage point (ppt) change in the key assumptions would have the following effects on the projected benefit obligations as of October 1, 2006 and on cost for fiscal 2007:

	Pension and Postretirement Medical Plans			Postretirement Medical Plans
	Discount Rate		Expected Long-Term Rate of Return On Assets	Assumed Healthcare Cost Trend Rate
Increase/(decrease)	Net Periodic Pension and Postretirement Medical Cost	Projected Benefit Obligations	Net Periodic Pension and Postretirement Cost	Net Periodic Postretirement Medical Cost	Projected Benefit Obligations
1 ppt decrease	$119	$947	$43	$(21)	$(137)
1 ppt increase	(88)	(780)	(43)	28	172

Multi-employer Plans

The Company participates in various multi-employer pension plans under union and industry-wide agreements. In 2006, 2005, and 2004, the contributions to these plans, which are generally expensed as incurred, were $51 million, $37 million, and $38 million, respectively.

Defined Contribution Plans

The Company has savings and investment plans that allow eligible employees to allocate up to 20% of their salary through payroll deductions depending on the plan in which the employee participates. The Company matches 50% of the employee’s pre-tax contributions, up to plan limits. In 2006, 2005 and 2004, the costs of these plans were $39 million, $35 million and $33 million, respectively.

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

The accumulated postretirement medical benefit obligations at September 30, 2004 decreased by approximately $110 million due to the effect of the federal subsidy, and net periodic postretirement medical benefit cost for 2006 and 2005 were reduced by approximately $16 million and $28 million, respectively.

10	Shareholders’ Equity

As of the filing date of this report, the Board of Directors had not yet declared a dividend related to fiscal 2006. The Company paid a $519 million dividend ($0.27 per share) during the second quarter of fiscal 2006 related to fiscal 2005; paid a $490 million dividend ($0.24 per share) during the second quarter of fiscal 2005 related to fiscal 2004; and paid a $430 million dividend ($0.21 per share) during the second quarter of fiscal 2004 related to fiscal 2003.

During fiscal 2006, the Company repurchased 243 million shares of Disney common stock for approximately $6.9 billion. During fiscal 2005, the Company repurchased 91 million shares of Disney common stock for approximately $2.4 billion. During fiscal 2004, the Company repurchased 15 million shares of Disney common stock for approximately $335 million. As of September 30, 2006, the Company had remaining authorization in place to repurchase approximately 206 million additional shares. The repurchase program does not have an expiration date.

The par value of the Company’s outstanding common stock totaled approximately $25 million.

The Company also has 1.0 billion shares of Internet Group stock at $.01 par value authorized. No shares are issued and outstanding.

11	Equity Based Compensation

Under various plans, the Company may grant stock options and other equity based awards to executive, management, and creative personnel. In December 2004, the Company adopted a new approach to long-term incentive compensation, pursuant to which it increased the proportion of restricted stock units (RSUs) and decreased the proportion of stock options used in long-term incentive awards.

Stock options are generally granted at exercise prices equal to or exceeding the market price at the date of grant. Effective in January 2003, options became exercisable ratably over a four-year period from the grant date, while options granted prior to January 2003 generally vest ratably over five years. Effective in the second quarter of 2005, options granted generally expire seven years after the grant date, while options granted prior to the second quarter of 2005 generally expire ten years after the date of grant. At the discretion of the Compensation Committee of the Company’s Board of Directors, options can occasionally extend up to 15 years after date of grant. Restricted stock units generally vest 50% on each of the second and fourth anniversaries of the grant date. Certain RSUs awarded to senior executives vest based upon the achievement of performance conditions. Stock options and RSUs are forfeited by employees who terminate prior to vesting. Shares available for future option and RSU grants at September 30, 2006 totaled 51 million. The Company satisfies stock option exercises and vesting of RSUs with newly issued shares.

Each year during the second quarter, the Company awards stock options and restricted stock units to a broad-based group of management and creative personnel (the Annual Grant). Prior to the fiscal 2006 Annual Grant, the fair value of options granted was estimated on the grant date using the Black-Scholes option pricing model. Beginning with the fiscal 2006 Annual Grant, the Company has changed to the binomial valuation model. The binomial valuation model considers certain characteristics of fair value option pricing that are not considered under the Black-Scholes model. Similar to the Black-Scholes model, the binomial valuation model takes into account variables such as volatility, dividend yield, and the risk free interest rate. However, the binomial valuation model also considers the expected exercise multiple (the multiple of exercise price to grant price at which exercises are expected to occur on average) and the termination rate (the probability of a vested option being cancelled due to the termination of the option holder) in computing the value of the option. Accordingly, the Company believes that the binomial valuation model should produce a fair value that is more representative of the value of an employee option.

In fiscal years 2006, 2005, and 2004, the weighted average assumptions used in the option-pricing models were as follows:

	2006(1)	2005(2)	2004(2)
Risk-free interest rate	4.3%	3.7%	3.5%
Expected term (years)	5.09	4.75	6.00
Expected volatility	26%	27%	40%
Dividend yield	0.79%	0.79%	0.85%
Termination rate	4.00%	n/a	n/a
Exercise multiple	1.48	n/a	n/a

(1)	Commencing with the 2006 Annual Grant, the Company utilized the binomial valuation model.
(2)	The Company utilized the Black-Scholes model during fiscal 2005 and fiscal 2004.

Although the initial fair value of stock options is not adjusted after the grant date, changes in the Company’s assumptions may change the value of, and therefore the expense related to, future stock option grants. The assumptions that cause the greatest variation in fair value in the binomial valuation model are the assumed volatility and expected exercise multiple. Increases or decreases in either the assumed volatility or expected exercise multiple will cause the binomial option value to increase or decrease, respectively.

The volatility assumption for fiscal 2006 and 2005 considers both historical and implied volatility and may be impacted by the Company’s performance as well as changes in economic and market conditions. Volatility for fiscal 2004 was estimated based upon historical share-price volatility.

Compensation expense for RSUs and stock options is recognized ratably over the vesting period. Compensation expense for RSUs is based upon the market price of the shares underlying the awards on the grant date; however, compensation expense for performance-based awards is adjusted to reflect the estimated probability of vesting.

The following table summarizes information about stock option transactions (shares in millions):

	2006		2005		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	212	$27.06	221	$26.50	219	$26.44
Awards granted in Pixar acquisition	44	15.04	—	—	—	—
Awards forfeited	(7)	28.34	(7)	25.99	(8)	24.40
Awards granted	24	25.33	19	27.91	27	24.61
Awards exercised	(56)	21.42	(18)	20.22	(11)	18.77
Awards expired/cancelled	(5)	56.91	(3)	34.83	(6)	33.56

Outstanding at end of year	212	25.85	212	27.06	221	26.50

Exercisable at end of year	130	27.57	142	28.47	132	28.39

The following tables summarize information about stock options outstanding at September 30, 2006 (shares in millions):

	Outstanding
Range of Exercise Prices	Number of Options	Weighted Average Exercise Price	Weighted Averaged Remaining Years of Contractual Life
$ 0 – $ 14	20	$8.63	5.2
$ 15 – $ 19	21	17.85	7.1
$ 20 – $ 24	72	23.69	6.4
$ 25 – $ 29	38	27.74	5.1
$ 30 – $ 34	46	31.52	3.8
$ 35 – $ 39	7	37.25	2.3
$ 40 – $ 44	6	41.35	4.2
$ 45 – $395	2	114.44	3.4

	212

	Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Exercise Price	Weighted Averaged Remaining Years of Contractual Life
$ 0 – $ 14	12	$7.61	4.5
$ 15 – $ 19	10	17.52	6.6
$ 20 – $ 24	30	22.83	5.8
$ 25 – $ 29	17	27.56	3.2
$ 30 – $ 34	45	31.54	3.8
$ 35 – $ 39	7	37.25	2.3
$ 40 – $ 44	7	41.35	4.2
$ 45 – $395	2	114.44	3.4

	130

The following table summarizes information about RSU transactions (shares in millions):

	2006		2005		2004
	Restricted Stock Units	Weighted Average Grant-Date Fair Value	Restricted Stock Units	Weighted Average Grant-Date Fair Value	Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested at beginning of year	15	$ 26.04	9	$ 22.58	4	$ 19.84
Awards granted in Pixar acquisition	1	29.09	—	—	—	—
Granted	11	24.83	9	27.98	5	24.65
Vested	(2)	24.57	(2)	25.30	—	—
Forfeited	(2)	25.87	(1)	20.34	—	—

Unvested at end of year	23	25.74	15	26.04	9	22.58

RSUs representing 2.2 million shares, 1.3 million shares, and 0.3 million shares that vest based upon the achievement of certain performance conditions were granted in 2006, 2005, and 2004, respectively. Approximately 3.9 million of the unvested RSUs as of September 30, 2006 vest upon the achievement of performance conditions.

The weighted average grant-date fair values of options granted during 2006, 2005, and 2004 were $7.26, $7.71 and $9.94, respectively. The total intrinsic value (market value on date of exercise less exercise price) of options exercised and RSUs vested during 2006, 2005, and 2004 totaled $506 million, $198 million, and $68 million, respectively. The aggregate intrinsic values of stock options outstanding and exercisable at September 30, 2006 were $1.4 billion and $746 million, respectively.

As of September 30, 2006, there was $500 million of unrecognized compensation cost related to unvested stock options and $261 million related to unvested RSUs. That cost is expected to be recognized over a weighted-average period of 1.9 years for stock options and RSUs.

Cash received from option exercises for 2006, 2005, and 2004 was $1.1 billion, $370 million, and $201 million, respectively. Tax benefits realized from tax deductions associated with option exercises and RSU activity for 2006, 2005, and 2004 totaled $180 million, $69 million, and $25 million, respectively.

In connection with the acquisition of Pixar on May 5, 2006, the Company converted previously issued vested and unvested Pixar stock-based awards into Disney stock-based awards consisting of 44 million stock options and 1 million RSUs. The fair value of these stock option awards was estimated using the Black-Scholes option pricing model, as the information required to use the binomial valuation model was not reasonably available. The methodology utilized to determine the assumptions in the Black-Scholes model was consistent with that used by the Company for its option-pricing models.

12	Detail of Certain Balance Sheet Accounts

	September 30, 2006	October 1, 2005
Current receivables
Accounts receivable	$4,451	$4,351
Other	368	364
Allowance for doubtful accounts	(112)	(130)

	$4,707	$4,585

Other current assets
Prepaid expenses	$624	$464
Other	119	188

	$743	$652

Parks, resorts and other property, at cost
Attractions, buildings and improvements	$14,209	$13,633
Leasehold improvements	497	500
Furniture, fixtures and equipment	10,746	10,159
Land improvements	3,391	3,278

	28,843	27,570
Accumulated depreciation	(13,781)	(12,605)
Projects in progress	913	874
Land	1,192	1,129

	$17,167	$16,968

Intangible assets
Copyrights	$303	$316
Other amortizable intangible assets	134	88
Accumulated amortization	(58)	(70)

Net amortizable intangible assets	379	334
FCC licenses	1,400	1,432
Trademarks	1,108	944
Other indefinite lived intangible assets	20	21

	$2,907	$2,731

Other non-current assets
Receivables	$500	$426
Prepaid benefit costs	283	35
Other prepaid expenses	25	21
Other	499	505

	$1,307	$987

Accounts payable and other accrued liabilities
Accounts payable	$4,006	$3,893
Payroll and employee benefits	1,229	967
Other	682	479

	$5,917	$5,339

Other long-term liabilities
Deferred revenues	$323	$449
Capital lease obligations	292	287
Program licenses and rights	224	330
Participation and residual liabilities	265	207
Accrued benefit liabilities	872	1,530
Other	1,155	1,142

	$3,131	$3,945

13	Financial Instruments

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

The Company typically uses pay-floating and pay-fixed interest rate swaps to facilitate its interest rate risk management activities. Pay-floating swaps effectively convert fixed rate medium and long-term obligations to variable rate instruments indexed to LIBOR. Pay-floating swap agreements in place at year-end expire in 1 to 16 years. Pay-fixed swaps effectively convert floating rate obligations to fixed rate instruments. The pay-fixed swaps in place at year-end expire in 2 to 9 years. As of September 30, 2006 and October 1, 2005 respectively, the Company held $192 million and $151 million notional value of pay-fixed swaps that do not qualify as hedges. The changes in market values of all swaps that do not qualify as hedges have been included in earnings.

The impact of hedge ineffectiveness was not significant for fiscal 2006, 2005, and 2004. The net amount of deferred gains in AOCI from interest rate risk management transactions was $5 million and $8 million at September 30, 2006 and October 1, 2005 respectively.

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

Mark to market gains and losses on contracts hedging forecasted foreign currency transactions are initially recorded to AOCI and are reclassified to current earnings when the hedged transactions are realized, offsetting changes in the value of the foreign currency transactions. At September 30, 2006 and October 1, 2005, the Company had pre-tax deferred gains of $106 million and $114 million, respectively, and pre-tax deferred losses of $60 million and $69 million, respectively, related to cash flow hedges on forecasted foreign currency transactions.

Deferred amounts to be recognized in earnings will change with market conditions and will be substantially offset by changes in the value of the related hedged transactions. Deferred losses recorded in AOCI for contracts that will mature in the next twelve months totaled $15 million. The Company reclassified after-tax losses of $6 million and $108 million from AOCI to earnings during fiscal 2006 and 2005, respectively. These losses were offset by changes in the U.S. dollar equivalent value of the items being hedged.

During fiscal 2006 and 2005, the Company recorded the change in fair market value related to fair value hedges and the ineffectiveness related to cash flow hedges to earnings. The amounts of hedge ineffectiveness on cash flow hedges were not material for fiscal 2006, fiscal 2005, and fiscal 2004. The total impact of foreign exchange risk management activities on operating income in 2006, 2005, and 2004 were losses of $27 million, $168 million, and $277 million, respectively. The net losses from these hedges offset changes in the U.S. dollar equivalent value of the related exposures being hedged.

Fair Value of Financial Instruments

At September 30, 2006 and October 1, 2005, the Company’s financial instruments included cash, cash equivalents, investments, receivables, accounts payable, borrowings, and interest rate and foreign exchange risk management contracts.

At September 30, 2006 and October 1, 2005, the fair values of cash and cash equivalents, receivables and accounts payable approximated the carrying values. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on broker quotes or quoted market prices or interest rates for the same or similar instruments and the related carrying amounts are as follows:

	2006		2005
Asset/(Liability)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Investments	$87	$87	$62	$62
Borrowings	(13,525)	(13,837)	(12,467)	(12,733)
Risk management contracts:
Foreign exchange forwards	$49	$49	$76	$76
Foreign exchange options	1	1	6	6
Interest rate swaps	32	32	22	22
Cross-currency swaps	1	1	3	3

Credit Concentrations

The Company continually monitors its positions with, and the credit quality of, the financial institutions that are counterparties to its financial instruments and does not anticipate nonperformance by the counterparties.

The Company would not realize a material loss as of September 30, 2006 in the event of nonperformance by any single counterparty. The Company enters into transactions only with financial institution counterparties that have a credit rating of A- or better. The Company’s current policy regarding agreements with financial institution counterparties is generally to require collateral in the event credit ratings fall below A- or in the event aggregate exposures exceed limits as defined by contract. In addition, the Company limits the amount of investment credit exposure with any one institution.

The Company’s trade receivables and investments do not represent a significant concentration of credit risk at September 30, 2006 due to the wide variety of customers and markets into which the Company’s products are sold, their dispersion across geographic areas, and the diversification of the Company’s portfolio among issuers.

14	Commitments and Contingencies

Commitments

The Company has various contractual commitments for the purchase of broadcast rights for sports, feature films and other programming, aggregating approximately $20.5 billion, including approximately $1.0 billion for available programming as of September 30, 2006, and approximately $16.6 billion related to sports programming rights, primarily NFL, NASCAR, MLB, and College Football.

The Company has entered into operating leases for various real estate and equipment needs, including retail outlets and distribution centers for consumer products, broadcast equipment, and office space for general and administrative purposes. Rental expense for the operating leases during 2006, 2005, and 2004, including common-area maintenance and contingent rentals, was $455 million, $482 million, and $518 million, respectively.

The Company also has contractual commitments under various creative talent and employment agreements including obligations to actors, producers, sports personnel, television and radio personalities, and executives.

Contractual commitments for broadcast programming rights, future minimum lease payments under non-cancelable operating leases, and creative talent and other commitments totaled $24.3 billion at September 30, 2006, payable as follows:

	Broadcast Programming	Operating Leases	Other	Total
2007	$4,219	$306	$907	$5,432
2008	2,931	261	544	3,736
2009	2,395	224	386	3,005
2010	2,345	186	204	2,735
2011	2,278	143	83	2,504
Thereafter	6,319	457	85	6,861

	$20,487	$1,577	$2,209	$24,273

The Company has certain non-cancelable capital leases primarily for land and broadcast equipment, which had gross carrying values of $508 million and $435 million at September 30, 2006 and October 1, 2005, respectively. Accumulated amortization primarily for broadcast equipment under capital lease totaled $108 million and $89 million at September 30, 2006 and October 1, 2005, respectively. Future payments under these leases as of September 30, 2006 are as follows:

2007	$80
2008	39
2009	39
2010	37
2011	38
Thereafter	626

Total minimum obligations	859
Less amount representing interest	(509)

Present value of net minimum obligations	350
Less current portion	(58)

Long-term portion	$292

Contractual Guarantees

The Company has guaranteed certain special assessment and water/sewer revenue bonds issued by the Celebration Community Development District and the Enterprise Community Development District (collectively, the Districts). The bond proceeds were used by the Districts to finance the construction of infrastructure improvements and the water and sewer system in the mixed-use, residential community of Celebration, Florida. As of September 30, 2006, the remaining debt service obligation guaranteed by the Company was $70 million, of which $45 million was principal. The Company is responsible to satisfy any shortfalls in debt service payments, debt service and maintenance reserve funds, and to ensure compliance with specified rate covenants. To the extent that the Company has to fund payments under its guarantees, the districts have an obligation to reimburse the Company from District revenues.

The Company has also guaranteed certain bond issuances by the Anaheim Public Authority that were used by the City of Anaheim to finance construction of infrastructure and a public parking facility adjacent to the Disneyland Resort. Revenues from sales, occupancy and property taxes from the Disneyland Resort and non-Disney hotels are used by the City of Anaheim to repay the bonds. In the event of a debt service shortfall, the Company will be responsible to fund the shortfall. As of September 30, 2006, the remaining debt service obligation guaranteed by the Company was $392 million, of which $106 million was principal. To the extent that tax revenues exceed the debt service payments in subsequent periods, the Company would be reimbursed for any previously funded shortfalls.

To date, tax revenues have exceeded the debt service payments for both the Celebration and Anaheim bonds.

Legal Matters

Milne and Disney Enterprises, Inc. v. Stephen Slesinger, Inc. On November 5, 2002, Clare Milne, the granddaughter of A. A. Milne, author of the Winnie the Pooh books, and the Company’s subsidiary Disney Enterprises, Inc. (DEI) filed a complaint against Stephen Slesinger, Inc. (SSI) in the United States District Court for the Central District of California. On November 4, 2002, Ms. Milne served notices to SSI and DEI terminating A. A. Milne’s prior grant of rights to Winnie the Pooh, effective November 5, 2004, and granted all of those rights to DEI. In their lawsuit, Ms. Milne and DEI sought a declaratory judgment, under United States copyright law, that Ms. Milne’s termination notices were valid; that SSI’s rights to Winnie the Pooh in the United States terminated effective November 5, 2004; that upon termination of SSI’s rights in the United States, the 1983 licensing agreement that is the subject of the Stephen Slesinger, Inc. v. The Walt Disney Company lawsuit terminated by operation of law; and that, as of November 5, 2004, SSI was entitled to no further royalties for uses of Winnie the Pooh. SSI filed (a) an answer denying the material allegations of the complaint and (b) counterclaims seeking a declaration that (i) Ms. Milne’s grant of rights to DEI is void and unenforceable and (ii) DEI remains obligated to pay SSI royalties under the 1983 licensing agreement. The District Court ruled that Milne’s termination notices were invalid. The Court of Appeals for the Ninth Circuit affirmed, and on June 26, 2006, the United States Supreme Court denied Milne’s petition for a writ of certiorari. On June 23, 2003, SSI filed an amended answer and counterclaims and a third-party complaint against Harriet Hunt (heir to E. H. Shepard, illustrator of the original Winnie the Pooh stories), who had served a notice of termination and a grant of rights similar to Ms. Milne’s, and asserted counterclaims against the Company allegedly arising from the Milne and Hunt terminations and the grant of rights to DEI for (a) unlawful and unfair business practices; and (b) breach of the 1983 licensing agreement.

On October 19, 2006, the parties stipulated to SSI’s filing its Fourth Amended Answer and Counterclaims (Fourth Amended Answer) seeking (a) to invalidate the Hunt termination notice, (b) to terminate the Company’s rights vis-à-vis SSI, and (c) damages in excess of two billion dollars, among other relief. That stipulation also provided that Hunt and the Company need not respond to the Fourth Amended Answer until the conclusion of two events: the state court appeal in Stephen Slesinger, Inc. v. The Walt Disney Company, and the trial in the District Court on the validity of the Hunt termination notice. SSI then sought to withdraw both the Fourth Amended Answer and its stipulation, but on November 3, 2006, the court denied that request and ordered that the Hunt termination trial commence on March 20, 2007.

Stephen Slesinger, Inc. v. The Walt Disney Company. In this lawsuit, filed on February 27, 1991 in the Los Angeles County Superior Court, the plaintiff claims that a Company subsidiary defrauded it and breached a 1983 licensing agreement with respect to certain Winnie the Pooh properties, by failing to account for and pay royalties on revenues earned from the sale of Winnie the Pooh movies on videocassette and from the exploitation of Winnie the Pooh merchandising rights. The plaintiff seeks damages for the licensee’s alleged breaches as well as confirmation of the plaintiff’s interpretation of the licensing agreement with respect to future activities. The plaintiff also seeks the right to terminate the agreement on the basis of the alleged breaches. If each of the plaintiff’s claims were to be confirmed in a final judgment, damages as argued by the plaintiff could total as much as several hundred million dollars and adversely impact the value to the Company of any future exploitation of the licensed rights. On March 29, 2004, the Court granted the Company’s motion for terminating sanctions against the plaintiff for a host of discovery abuses, including the withholding, alteration, and theft of documents and other information, and, on April 5, 2004, dismissed plaintiff’s case with prejudice. Plaintiff’s subsequent attempts to disqualify the judge who granted the terminating sanctions were denied in 2004, and its motion for a “new trial” was denied on January 26, 2005, allowing plaintiff to proceed with its noticed appeal from the April 5, 2004, order of dismissal. Argument of the appeal has not been scheduled.

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

15	Subsequent Events

On October 2, 2006, the Company sold its 50 percent stake in Us Weekly for $300 million, which resulted in a pre-tax gain of approximately $270 million ($170 million after-tax), which will be recorded in the first quarter of fiscal 2007.

On November 21, 2006, in connection with the execution of new long-term agreements for the provision of programming to cable service provider Comcast Corporation (Comcast), the Company sold its 39.5% interest in E! Entertainment Television (E!) to Comcast (which owned the remainder of the interests in E!) for $1.2 billion, which resulted in a pre-tax gain of approximately $0.8 billion ($0.5 billion after-tax), which will be recorded in the first quarter of fiscal 2007.

QUARTERLY FINANCIAL SUMMARY

(in millions, except per share data)

(unaudited)	Q1	Q2	Q3	Q4

2006
Revenues	$8,854	$8,027	$8,620	$8,784
Net income	734	733	1,125	782
Earnings per share:
Diluted	$0.37	$0.37	$0.53	$0.36
Basic	0.38	0.38	0.54	0.38

2005(1)(2)
Revenues	$8,666	$7,829	$7,715	$7,734
Income before the cumulative effect of accounting change	686	657	811	415
Net income	686	657	811	379
Earnings per share before the cumulative effect of accounting change:
Diluted	$0.33	$0.31	$0.39	$0.20
Basic	0.34	0.32	0.40	0.21
Earnings per share
Diluted	$0.33	$0.31	$0.39	$0.19
Basic	0.34	0.32	0.40	0.19

(1)	Income and earnings per share before the cumulative effect of accounting change for fiscal 2005 do not reflect the $36 million ($0.02 per share) after-tax charge for the adoption of EITF D-108 which was recorded in the fourth quarter of fiscal 2005. See Note 2 to the Consolidated Financial Statements.

(2)	The first three quarters of fiscal 2005 were restated pursuant to the adoption of SFAS 123R. See Note 2 to the Consolidated Financial Statements.