Form 10-Q
period 2006-12-30
WALT DISNEY CO/
filed 2007-02-07
CIK 1001039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 30, 2006	Commission File Number 1-11605

Incorporated in Delaware	I.R.S. Employer Identification
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

YES                  NO  X

There were 2,048,426,633 shares of common stock outstanding as of February 2, 2007.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

THE WALT DISNEY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited; in millions, except per share data)

	Quarter Ended
	December 30, 2006	December 31, 2005

Revenues	$9,725	$8,854

Costs and expenses	(8,009)	(7,693)

Gains on sales of equity investments and business	1,052	70

Net interest expense	(157)	(163)

Equity in the income of investees	121	111

Income before income taxes and minority interests	2,732	1,179

Income taxes	(1,026)	(429)

Minority interests	(5)	(16)

Net income	$1,701	$734

Earnings per share:
Diluted	$0.79	$0.37

Basic	$0.83	$0.38

Weighted average number of common and common equivalent shares outstanding:
Diluted	2,148	1,999

Basic	2,059	1,940

See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited; in millions, except per share data)

	December 30, 2006	September 30, 2006
ASSETS
Current assets
Cash and cash equivalents	$2,437	$2,411
Receivables	6,313	4,707
Inventories	670	694
Television costs	515	415
Deferred income taxes	592	592
Other current assets	588	743

Total current assets	11,115	9,562

Film and television costs	5,136	5,235
Investments	876	1,315
Parks, resorts and other property, at cost
Attractions, buildings and equipment	29,263	28,843
Accumulated depreciation	(14,161)	(13,781)

	15,102	15,062
Projects in progress	855	913
Land	1,187	1,192

	17,144	17,167

Intangible assets, net	2,900	2,907
Goodwill	22,545	22,505
Other assets	1,277	1,307

	$60,993	$59,998

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and other accrued liabilities	$6,916	$5,917
Current portion of borrowings	1,759	2,682
Unearned royalties and other advances	1,912	1,611

Total current liabilities	10,587	10,210

Borrowings	10,629	10,843
Deferred income taxes	2,596	2,651
Other long-term liabilities	3,315	3,131
Minority interests	1,358	1,343
Commitments and contingencies (Note 11)	—	—
Shareholders’ equity
Preferred stock, $.01 par value	—	—
Authorized – 100 million shares, Issued – none
Common stock, $.01 par value
Authorized – 3.6 billion shares, Issued – 2.5 billion shares at December 30, 2006 and at September 30, 2006	22,943	22,377
Retained earnings	21,694	20,630
Accumulated other comprehensive income (loss)	7	(8)

	44,644	42,999
Treasury stock, at cost, 464.8 million shares at December 30, 2006 and 436.0 million shares at September 30, 2006	(12,136)	(11,179)

	32,508	31,820

	$60,993	$59,998

See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in millions)

	Quarter Ended
	December 30, 2006	December 31, 2005
OPERATING ACTIVITIES
Net income	$1,701	$734
Depreciation and amortization	370	369
Gains on sales of equity investments and business	(1,052)	(70)
Deferred income taxes	(90)	(73)
Equity in the income of investees	(121)	(111)
Cash distributions received from equity investees	82	118
Minority interests	5	16
Net change in film and television costs	286	6
Equity-based compensation	136	91
Other	57	39
Changes in operating assets and liabilities:
Receivables	(1,561)	(681)
Inventories	24	22
Other assets	78	(16)
Accounts payable and other accrued liabilities	(334)	(301)
Income taxes	935	436

Cash provided by operations	516	579

INVESTING ACTIVITIES
Investments in parks, resorts and other property	(245)	(203)
Proceeds from sales of equity investments and business	1,530	81
Other	(49)	13

Cash provided (used) by investing activities	1,236	(109)

FINANCING ACTIVITIES
Commercial paper borrowings, net	(173)	967
Borrowings	103	85
Reduction of borrowings	(1,135)	(300)
Repurchases of common stock	(957)	(1,180)
Equity partner contributions	—	15
Exercise of stock options and other	436	39

Cash used by financing activities	(1,726)	(374)

Increase in cash and cash equivalents	26	96
Cash and cash equivalents, beginning of period	2,411	1,723

Cash and cash equivalents, end of period	$2,437	$1,819

See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

1.	Principles of Consolidation

These Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, normal recurring adjustments considered necessary for a fair presentation have been reflected in these Condensed Consolidated Financial Statements. Operating results for the quarter ended December 30, 2006 are not necessarily indicative of the results that may be expected for the year ending September 29, 2007.

These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended September 30, 2006.

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

The terms “Company,” “we,” “us,” and “our” are used in this report to refer collectively to the parent company and the subsidiaries through which our various businesses are actually conducted.

2.	Segment Information

The operating segments reported below are the segments of the Company for which separate financial information is available and for which segment results are evaluated regularly by the Chief Executive Officer in deciding how to allocate resources and in assessing performance. The Company reports the performance of its operating segments including equity in the income of investees, which consists primarily of cable businesses included in the Media Networks segment.

	Quarter Ended
	December 30, 2006	December 31, 2005
Revenues (1) :
Media Networks	$3,911	$3,674
Parks and Resorts	2,489	2,402
Studio Entertainment	2,633	2,045
Consumer Products	692	733

	$9,725	$8,854

Segment operating income (1) :
Media Networks	$750	$606
Parks and Resorts	405	375
Studio Entertainment	604	128
Consumer Products	235	270

	$1,994	$1,379

(1)

The Studio Entertainment segment receives royalties on Consumer Products sales of merchandise based on certain Studio film properties. This intersegment revenue and operating income was $47 million and $32 million for the quarters ended December 30, 2006 and December 31, 2005, respectively.

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

A reconciliation of segment operating income to income before income taxes and minority interests is as follows:

	Quarter Ended
	December 30, 2006	December 31, 2005
Segment operating income	$1,994	$1,379
Corporate and unallocated shared expenses	(106)	(104)
Amortization of intangible assets	(3)	(3)
Equity-based compensation plan modification charge	(48)	—
Gains on sales of equity investments and business	1,052	70
Net interest expense	(157)	(163)

Income before income taxes and minority interests	$2,732	$1,179

3.	Sales of Equity Investments and Businesses

Fiscal Year 2007

On November 21, 2006, in connection with the execution of new long-term agreements for the provision of programming to cable service provider Comcast Corporation (Comcast), the Company sold its 39.5% interest in E! Entertainment Television (E!) to Comcast (which owned the remainder of the interest in E!) for $1.23 billion, which resulted in a pre-tax gain of $780 million ($487 million after-tax). On October 2, 2006, the Company sold its 50% stake in Us Weekly for $300 million, which resulted in a pre-tax gain of $272 million ($170 million after-tax). These gains are reported in “Gains on sales of equity investments and business” in the Condensed Consolidated Statements of Income.

On February 6, 2006, the Company and Citadel Broadcasting Corporation (Citadel) announced an agreement to merge the ABC Radio business, which consists of 22 of the Company’s owned radio stations and the ABC Radio Network, with Citadel. The ESPN Radio and Radio Disney networks and station businesses are not included in the transaction. The merger is expected to occur after the ABC Radio business is distributed to Disney shareholders (the Distribution), which is expected to be completed through a spin-off. The agreement was subsequently amended on November 19, 2006. Under the amended terms, (i) Disney’s shareholders are expected to collectively receive approximately 57% of Citadel’s common stock post-merger, and (ii) the Company expects to retain between $1.10 billion and $1.35 billion in cash, depending upon the market price of Citadel’s common stock over a measurement period ending prior to the closing. This cash will be obtained from loan proceeds raised by ABC Radio from third-party lenders prior to the Distribution. If the market price of Citadel’s common stock over the measurement period were the same as Citadel’s stock price on February 2, 2007, the Company estimates the aggregate value of the retained cash and Citadel common stock to be received by Disney shareholders would be approximately $2.6 billion. The amended agreement provides that the closing will occur no earlier than May 31, 2007, unless Citadel elects to close at an earlier date subject to closing conditions within the merger agreement. The closing is also subject to regulatory approvals, and that either party may terminate the agreement if the closing does not occur by June 15, 2007. Once the Distribution has occurred, the Company will report the results of the ABC Radio business for the current and prior periods separately as discontinued operations. Since the transaction is expected to be a spin-off, the Company expects that there will be no gain or loss. As of December 30, 2006, the net assets of the ABC Radio business were approximately $1.4 billion.

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

Fiscal Year 2006

On November 23, 2005, the Company sold a cable television equity investment in Spain, which resulted in a pre-tax gain of $57 million. In addition, on October 7, 2005, the Company sold its Discover Magazine business, which resulted in a pre-tax gain of $13 million. These gains were reported in “Gains on sales of equity investments and business” in the Condensed Consolidated Statements of Income.

4.	Borrowings

During the quarter ended December 30, 2006, the Company’s borrowing activity was as follows:

	September 30, 2006	Additions	Payments	Other Activity	December 30, 2006
Commercial paper borrowings	$839	$—	$(173)	$—	$666
U.S. medium-term notes	6,499	—	(750)	—	5,749
Convertible senior notes	1,323	—	—	—	1,323
Other U.S. dollar denominated debt	305	—	(305)	—	—
Privately placed debt	54	—	—	—	54
European medium-term notes	191	—	—	—	191
Preferred stock	353	—	—	(2)	351
Capital Cities/ABC debt	183	—	—	(1)	182
Film financing	276	103	(80)	—	299
Other	260	—	—	(36)	224
Euro Disney borrowings (1)	2,172	—	—	104	2,276
Hong Kong Disneyland borrowings	1,070		—	3	1,073

Total	$13,525	$103	$(1,308)	$68	$12,388

(1)	Other activity included a $75 million increase from foreign currency translations as a result of the weakening of the U.S. dollar against the Euro.

5.	Euro Disney and Hong Kong Disneyland

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

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

The following table presents a condensed consolidating balance sheet for the Company as of December 30, 2006, reflecting the impact of consolidating the balance sheets of Euro Disney and Hong Kong Disneyland.

	Before Euro Disney and Hong Kong Disneyland Consolidation	Euro Disney, Hong Kong Disneyland and Adjustments	Total
Cash and cash equivalents	$2,006	$431	$2,437
Other current assets	8,394	284	8,678

Total current assets	10,400	715	11,115
Investments	1,619	(743)	876
Fixed assets	12,510	4,634	17,144
Other assets	31,838	20	31,858

Total assets	$56,367	$4,626	$60,993

Current portion of borrowings	$1,464	$295	$1,759
Other current liabilities	8,354	474	8,828

Total current liabilities	9,818	769	10,587
Borrowings	7,575	3,054	10,629
Deferred income taxes and other long-term liabilities	5,766	145	5,911
Minority interest	700	658	1,358
Shareholders’ equity	32,508	—	32,508

Total liabilities and shareholders’ equity	$56,367	$4,626	$60,993

The following table presents a condensed consolidating income statement of the Company for the quarter ended December 30, 2006, reflecting the impact of consolidating the income statements of Euro Disney and Hong Kong Disneyland.

	Before Euro Disney and Hong Kong Disneyland Consolidation	Euro Disney, Hong Kong Disneyland and Adjustments	Total
Revenues	$9,294	$431	$9,725
Cost and expenses	(7,573)	(436)	(8,009)
Gains on sales of equity investments and business	1,052	—	1,052
Net interest expense	(122)	(35)	(157)
Equity in the income of investees	102	19	121

Income (loss) before income taxes and minority interests	2,753	(21)	2,732
Income taxes	(1,027)	1	(1,026)
Minority interests	(25)	20	(5)

Net income	$1,701	$—	$1,701

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

The following table presents a condensed consolidating cash flow statement of the Company for the quarter ended December 30, 2006, reflecting the impact of consolidating the cash flow statements of Euro Disney and Hong Kong Disneyland.

	Before Euro Disney and Hong Kong Disneyland Consolidation	Euro Disney, Hong Kong Disneyland and Adjustments	Total
Cash provided (used) by operations	$622	$(106)	$516
Investments in parks, resorts and other property	(183)	(62)	(245)
Other investing activities	1,481	—	1,481
Cash used by financing activities	(1,726)	—	(1,726)

Increase (decrease) in cash and cash equivalents	194	(168)	26
Cash and cash equivalents, beginning of period	1,812	599	2,411

Cash and cash equivalents, end of period	$2,006	$431	$2,437

6.	Pension and Other Benefit Programs

The components of net periodic benefit cost are as follows:

	Pension Plans		Postretirement Medical Plans
	Quarter Ended		Quarter Ended
	December 30, 2006	December 31, 2005	December 30, 2006	December 31, 2005
Service cost	$42	$46	$6	$8
Interest cost	74	56	15	15
Expected return on plan assets	(76)	(52)	(5)	(4)
Recognized net actuarial loss	13	35	—	11

Net periodic benefit cost	$53	$85	$16	$30

During the quarter ended December 30, 2006, the Company made contributions of $25 million into its pension and post-retirement medical plans. The Company currently expects to contribute an additional $20 million to its pension and post-retirement medical plans during fiscal 2007 but may make additional contributions in fiscal 2007 depending on how the funded status of the plans change and as we gain more clarity with respect to the Pension Protection Act of 2006 (PPA) that was signed into law on August 17, 2006. The United States Treasury Department is in the process of developing implementation guidance for the PPA; however, it is likely the PPA will accelerate minimum funding requirements beginning in fiscal 2009. The Company may choose to pre-fund some of this anticipated funding.

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

7.	Earnings Per Share

Diluted earnings per share amounts are based upon the weighted average number of common and common equivalent shares outstanding during the period and are calculated using the treasury stock method for equity-based compensation awards and assuming conversion of the Company’s convertible senior notes. For the quarters ended December 30, 2006 and December 31, 2005, options for 32 million and 129 million shares, respectively, were excluded from the diluted earnings per share calculation as they were anti-dilutive. A reconciliation of net income and weighted average number of common and common equivalent shares outstanding for calculating diluted earnings per share is as follows:

	Quarter Ended
	December 30, 2006	December 31, 2005
Net income	$1,701	$734
Interest expense on convertible senior notes (net of tax)	5	5

	$1,706	$739

Shares (in millions):
Weighted average number of common shares outstanding (basic)	2,059	1,940
Weighted average dilutive impact of equity-based compensation awards	44	14
Assumed conversion of convertible senior notes	45	45

Weighted average number of common and common equivalent shares outstanding (diluted)	2,148	1,999

8.	Shareholders’ Equity

The Company declared a $637 million dividend ($0.31 per share) on November 28, 2006 related to fiscal 2006, which was paid on January 12, 2007 to shareholders of record on December 15, 2006. The Company paid a $519 million dividend ($0.27 per share) during the second quarter of fiscal 2006 related to fiscal 2005.

During the quarter ended December 30, 2006, the Company repurchased 29 million shares of Disney common stock for $957 million. As of December 30, 2006, the Company had remaining authorization in place to repurchase approximately 177 million additional shares, of which the Company repurchased 18 million shares for $632 million subsequent to quarter-end through February 2, 2007. The repurchase program does not have an expiration date.

The Company also has 1.0 billion shares of Internet Group stock at $.01 par value authorized. No shares are issued and outstanding.

9.	Comprehensive Income

Comprehensive income (loss), net of tax, is as follows:

	Quarter Ended
	December 30, 2006	December 31, 2005
Net income	$1,701	$734
Market value adjustments for investments and hedges	(12)	37
Foreign currency translation and other	27	(44)

Comprehensive income	$1,716	$727

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

Accumulated other comprehensive income (loss), net of tax, is as follows:

	December 30, 2006	September 30, 2006
Market value adjustments for investments and hedges	$17	$29
Foreign currency translation and other	114	87
Additional minimum pension liability adjustment	(124)	(124)

Accumulated other comprehensive income (loss)	$7	$(8)

10.	Equity-Based Compensation

The impact of stock options and restricted stock units (RSUs) is as follows:

	Quarter Ended
	December 30, 2006	December 31, 2005
Stock option compensation expense	$54	$58
RSU compensation expense	34	33

	88	91
Equity-based compensation plan modification charge	48	—

Total equity-based compensation expense	$136	$91

Unrecognized compensation cost related to unvested stock options and RSUs totaled approximately $468 million and $238 million, respectively, as of December 30, 2006.

On January 10, 2007, the Company made its regular annual stock compensation grant which consisted of 22 million stock options and 8 million RSUs, of which 1 million RSUs included market-based performance conditions.

The weighted average fair values of options at their grant date during the quarters ended December 30, 2006 and December 31, 2005, were $8.94 and $6.90, respectively.

In anticipation of the ABC Radio transaction, the Company needed to determine whether employee equity-based compensation awards would be adjusted for the dilutive impact of the transaction on the employee awards. Certain of the Company’s plans required such adjustments to be made on an equitable basis. All other plans permitted such adjustments to be made. In order to treat all employees consistently with respect to the ABC Radio transaction (and other similar future transactions), the Company amended the plans such that all plans require equitable adjustments for such transactions. In connection with these amendments, the Company was required to record a non-cash charge of $48 million representing the estimated fair value of this modification with respect to vested equity-based employee compensation awards. The estimated fair value of the modification with respect to unvested awards is $26 million and will be expensed over the remaining vesting period of these awards.

11.	Commitments and Contingencies

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

On October 19, 2006, the parties stipulated to SSI’s filing its Fourth Amended Answer and Counterclaims (Fourth Amended Answer) seeking (a) to invalidate the Hunt termination notice, (b) to terminate the Company’s rights vis-à-vis SSI, and (c) damages in excess of two billion dollars, among other relief. That stipulation also provided that Hunt and the Company need not respond to the Fourth Amended Answer until the conclusion of two events: the state court appeal in Stephen Slesinger, Inc. v. The Walt Disney Company, and the trial in the District Court on the validity of the Hunt termination notice. SSI then sought to withdraw both the Fourth Amended Answer and its stipulation, but on November 3, 2006, the court denied that request and ordered that the Hunt termination trial commence on March 20, 2007, which date has subsequently been continued to April 17, 2007. SSI’s motion for summary judgment on the validity of Hunt’s 2002 attempt to recapture E. H. Shepard’s rights is, following a continuance, to be heard on February 12, 2007. In a related development, on January 23, 2007, the Company received notice of a petition by SSI in the United States Patent and Trademark Office seeking, among other things, cancellation of certain Pooh trademark registrations, relief that is effectively duplicative of that sought in the Fourth Amended Answer and, on that ground, the Company has moved to suspend the petition.

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

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

Contractual Guarantees

The Company has guaranteed certain special assessment and water/sewer revenue bonds issued by the Celebration Community Development District and the Enterprise Community Development District (collectively, the Districts). The bond proceeds were used by the Districts to finance the construction of infrastructure improvements and the water and sewer system in the mixed-use, residential community of Celebration, Florida. As of December 30, 2006, the remaining debt service obligation guaranteed by the Company was $69 million, of which $45 million was principal. The Company is responsible for satisfying any shortfalls in debt service payments, debt service and maintenance reserve funds, and for ensuring compliance with specified rate covenants. To the extent that the Company has to fund payments under its guarantees, the Districts have an obligation to reimburse the Company from future District revenues.

The Company has also guaranteed certain bond issuances by the Anaheim Public Authority that were used by the City of Anaheim to finance construction of infrastructure and a public parking facility adjacent to the Disneyland Resort. Revenues from sales, occupancy and property taxes from the Disneyland Resort and non-Disney hotels are used by the City of Anaheim to repay the bonds. In the event of a debt service shortfall, the Company is responsible for satisfying the shortfall. As of December 30, 2006, the remaining debt service obligation guaranteed by the Company was $392 million, of which $106 million was principal. To the extent that subsequent tax revenues exceed the debt service payments in subsequent periods, the Company would be reimbursed for any shortfalls it funded.

To date, tax revenues have exceeded the debt service payments for both the Celebration and Anaheim bonds.

During the quarter, ESPN STAR Sports, a joint-venture in which ESPN owns a 50% equity interest, entered into an agreement for global programming rights to International Cricket Council Events from 2007 through 2015. Under the terms of the agreement, ESPN and the other joint-venture partner have jointly guaranteed the programming rights obligation totaling $1.1 billion over the term of the agreement.

12.	Income Taxes

As a matter of course, the Company is regularly audited by federal, state and foreign tax authorities. From time to time, these audits result in proposed assessments. The Company believes that its tax positions comply with applicable tax law, and it has adequately provided for any probable and estimable exposures. Accordingly, the Company does not anticipate any material earnings impact from any such assessments.

13.	New Accounting Pronouncements

SAB 108

In September 2006, the U.S. Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 must be implemented by the end of the Company’s fiscal 2007. The Company is currently assessing the potential effect of SAB 108 on its financial statements.

SFAS 158

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS 158). This statement requires recognition of the overfunded or underfunded status of defined benefit pension and other postretirement plans as an asset or liability in the statement of financial position and changes in that funded status to be recognized in comprehensive income in the year in which the changes occur. SFAS 158 also requires measurement of the funded status of a plan as of the date of the statement of financial position. The recognition provisions of SFAS 158 are effective for fiscal 2007, while the measurement date provisions are not effective until fiscal

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

year 2009. If the Company had applied SFAS 158 at the end of fiscal 2006, using the Company’s June 30, 2006 actuarial valuation, we would have recorded a pre-tax charge to accumulated other comprehensive income totaling $509 million ($320 million after tax) representing the difference between the funded status of the plans based on the project benefit obligation and the amounts recorded on our balance sheet at September 30, 2006.

SFAS 157

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS 157 is effective for the Company’s 2009 fiscal year, although early adoption is permitted. The Company is currently assessing the potential effect of SFAS 157 on its financial statements.

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

14.	Subsequent Event

On February 1, 2007, the Company acquired all the outstanding shares of NASN Limited, an Irish company that operates cable television networks in Europe dedicated to North American events and related programming, for cash consideration and debt assumption of approximately $114 million.

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

Overview

Seasonality

Business Segment Results

Other Financial Information

Financial Condition

Commitments and Contingencies

Other Matters

Market Risk

OVERVIEW

Our summary consolidated results are presented below:

	Quarter Ended		Change
(in millions, except per share data)	December 30, 2006	December 31, 2005
Revenues	$9,725	$8,854	10%
Costs and expenses	(8,009)	(7,693)	4%
Gains on sales of equity investments and business	1,052	70	>100%
Net interest expense	(157)	(163)	(4) %
Equity in the income of investees	121	111	9%

Income before income taxes and minority interests	2,732	1,179	>100%
Income taxes	(1,026)	(429)	>100%
Minority interests	(5)	(16)	(69) %

Net income	$1,701	$734	>100%

Diluted earnings per share	$0.79	$0.37	>100%

Quarter Results

Revenues for the quarter increased 10%, or $0.9 billion, to $9.7 billion. The increase was driven by the following:

•	higher home entertainment revenues primarily due to increased DVD unit sales from the strong performance of Pirates of the Caribbean: Dead Man’s Chest and Disney/Pixar’s Cars,
•	increased sales of Touchstone Television series, and
•	higher affiliate and advertising revenues at ESPN.

These increases were partially offset by lower worldwide theatrical motion picture distribution revenues reflecting the box-office performance of current quarter titles compared to the strong performance of The Chronicles of Narnia: The Lion, The Witch and The Wardrobe in the prior-year quarter and lower advertising revenues driven by the absence of National Football League programming at the ABC Television Network.

Net income increased by $1.0 billion to $1.7 billion from $734 million due to gains on sales of equity investments and growth in worldwide home entertainment and at Media Networks.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)

Diluted earnings per share increased to $0.79 from $0.37 in the current quarter. Results for the current and prior-year quarter included the net favorable impact of the items summarized in the following tables (in millions, except per share data):

Favorable/(unfavorable) impact	Quarter ended December 30, 2006
	Pre-Tax	Net Income	Diluted EPS
Gain on sale of equity investment in E! Entertainment Television	$780	$487	$0.23
Gain on sale of equity investment in Us Weekly	272	170	0.08
Equity-based compensation plan modification charge	(48)	(30)	(0.01)

Total(1)	$1,004	$627	$0.29

	Quarter ended December 31, 2005
	Pre-Tax	Net Income	Diluted EPS
Gains on sales of a cable television equity investment in Spain and the Discover Magazine business	$70	$44	$0.02

(1)	Total diluted earnings per share impact does not equal the sum of the column due to rounding.

SEASONALITY

The Company’s businesses are subject to the effects of seasonality. Consequently, the operating results for the quarter ended December 30, 2006 for each business segment, and for the Company as a whole, are not necessarily indicative of results to be expected for the full year.

Media Networks revenues are typically somewhat higher during the fall and somewhat lower during the summer months. Affiliate revenues are typically collected ratably throughout the year. Recognition of certain affiliate revenues at ESPN is deferred until annual programming commitments are met. These commitments are typically satisfied during the second half of the Company’s fiscal year which generally results in higher revenue recognition during that period.

Parks and Resorts revenues fluctuate with changes in theme park attendance and resort occupancy resulting from the seasonal nature of vacation travel and leisure activities. Peak attendance and resort occupancy generally occur during the summer months when school vacations occur and during early-winter and spring-holiday periods.

Studio Entertainment revenues fluctuate due to the timing and performance of releases in the theatrical, home entertainment, and television markets. Release dates are determined by several factors, including competition and the timing of vacation and holiday periods.

Consumer Products revenues are influenced by seasonal consumer purchasing behavior and by the timing and performance of animated theatrical releases.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)

BUSINESS SEGMENT RESULTS

The Company evaluates the performance of its operating segments based on segment operating income, which is shown below along with segment revenues:

	Quarter Ended		Change
	December 30, 2006	December 31, 2005
(in millions)
Revenues:
Media Networks	$3,911	$3,674	6%
Parks and Resorts	2,489	2,402	4%
Studio Entertainment	2,633	2,045	29%
Consumer Products	692	733	(6) %

	$9,725	$8,854	10%

Segment operating income:
Media Networks	$750	$606	24%
Parks and Resorts	405	375	8%
Studio Entertainment	604	128	>100%
Consumer Products	235	270	(13) %

	$1,994	$1,379	45%

The following table reconciles segment operating income to income before income taxes and minority interests:

	Quarter Ended		Change
	December 30, 2006	December 31, 2005
(in millions)
Segment operating income	$1,994	$1,379	45%
Corporate and unallocated shared expenses	(106)	(104)	2%
Amortization of intangible assets	(3)	(3)	—
Equity-based compensation plan modification charge	(48)	—	nm
Gains on sales of equity investments and business	1,052	70	>100%
Net interest expense	(157)	(163)	(4) %

Income before income taxes and minority interests	$2,732	$1,179	>100%

Depreciation expense is as follows:

	Quarter Ended		Change
	December 30, 2006	December 31, 2005
(in millions)
Media Networks
Cable Networks	$20	$20	—
Broadcasting	25	25	—

Total Media Networks	45	45	—

Parks and Resorts
Domestic	199	209	(5) %
International	74	68	9%

Total Parks and Resorts	273	277	(1) %

Studio Entertainment	11	5	>100%
Consumer Products	5	5	—
Corporate	33	34	(3) %

Total depreciation expense	$367	$366	—

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)

Media Networks

The following table provides supplemental revenue and segment operating income detail for the Media Networks segment:

	Quarter Ended		Change
	December 30, 2006	December 31, 2005
(in millions)
Revenues:
Cable Networks	$2,092	$1,865	12%
Broadcasting	1,819	1,809	1%

	$3,911	$3,674	6%

Segment operating income:
Cable Networks	$453	$372	22%
Broadcasting	297	234	27%

	$750	$606	24%

Revenues

Media Networks revenues increased 6%, or $237 million, to $3.9 billion, consisting of a 12% increase, or $227 million, at the Cable Networks and a 1% increase, or $10 million, at Broadcasting.

Increased Cable Networks revenues were primarily due to growth of $92 million from cable and satellite operators, $67 million in advertising revenues and $68 million in other revenues. Revenues from cable and satellite operators are generally derived from fees charged on a per subscriber basis, and the increase in the current quarter was due to contractual rate increases primarily at ESPN and, to a lesser extent, subscriber growth at the international Disney Channels and ESPN. These increases were partially offset by higher deferrals of revenue at ESPN due to annual programming commitments in new affiliate contract provisions. Increased advertising revenue was driven by increases at ESPN, due to the higher sales from Monday Night Football compared to Sunday Night Football in the prior-year quarter, and also increases at the domestic Disney/ABC Cable Networks. Higher other revenues were driven by DVD sales, primarily High School Musical.

The Company’s contractual arrangements with cable and satellite operators are renewed or renegotiated from time to time in the ordinary course of business. Certain of these arrangements are currently in negotiation. Consolidation in the cable and satellite distribution industry and other factors may adversely affect the Company’s ability to obtain and maintain contractual terms for the distribution of its various cable and satellite programming services that are as favorable as those currently in place. If this were to occur, revenues from Cable Networks could increase at slower rates than in the past or could stabilize or decline. Certain of the Company’s existing contracts with cable and satellite operators as well as contracts in negotiation include annual live programming commitments. In these cases, recognition of revenues subject to the commitments, which are generally collected ratably over the year, is deferred until the annual commitments are satisfied which generally results in higher revenue recognition in the second half of the year. During the quarter, the Company deferred net revenues of $181 million related to these commitments compared to a net deferral of $121 million in the prior-year quarter.

The increase in Broadcasting revenues was primarily due to increased sales of Touchstone Television series and higher political advertising revenue at the owned television stations, partially offset by a decrease in advertising revenues at the ABC Television Network due primarily to the absence of Monday Night Football. Increased sales of Touchstone Television series reflected higher international and DVD sales of the hit dramas Grey’s Anatomy and Lost.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)

Costs and Expenses

Costs and expenses at Media Networks, which consist primarily of programming rights costs, production costs, participation costs, distribution and marketing expenses, labor costs, and general and administrative costs, increased 3%, or $107 million, reflecting a 10% increase, or $159 million, at the Cable Networks, and a 3% decrease, or $52 million, at Broadcasting. The increase at Cable Networks was primarily due to increased costs at ESPN driven by higher programming costs for Monday Night Football which moved to ESPN from the ABC Television Network, compared to Sunday Night Football in the prior-year quarter. The decrease at Broadcasting was due to lower Monday Night Football programming costs at the ABC Television Network, partially offset by other programming and production cost increases, including higher write-offs, and increased costs associated with the Disney mobile phone service.

Sports Programming Costs

The Company has various contractual commitments for the purchase of television rights for sports and other programming, including the National Football League, NASCAR, Major League Baseball, various college football and basketball conferences and football bowl games and the National Basketball Association. The costs of these contracts have increased significantly in recent years. We enter into these contractual commitments with the expectation that, over the life of the contracts, revenue from advertising during the programming and affiliate fees will exceed the costs of the programming. While contract costs may initially exceed incremental revenues and negatively impact operating income, it is our expectation that the combined value to our networks from all of these contracts will result in long-term benefits. The actual impact of these contracts on the Company’s results over the term of the contracts is dependent upon a number of factors, including the strength of advertising markets, effectiveness of marketing efforts, and the size of viewer audiences.

Segment Operating Income

Segment operating income increased 24%, or $144 million, to $750 million for the quarter due to an increase of $81 million at the Cable Networks and an increase of $63 million at Broadcasting. The increase at the Cable Networks was primarily due to growth at the international Disney Channels and domestic Disney/ABC cable networks. At ESPN, revenue increases were more than offset by the higher costs associated with Monday Night Football. The increase at Broadcasting was due to the absence of Monday Night Football at the ABC Television Network, higher political advertising revenues at the owned television stations, and strong international and DVD sales of Touchstone Television series. These increases were partially offset by higher other programming and production costs, including higher write-offs, and higher costs associated with the Disney-branded mobile phone service. Also included in segment operating income is income from equity investees (primarily Cable) of $121 million for the quarter compared to $107 million for the prior-year quarter.

ABC Radio Transaction

On February 6, 2006, the Company and Citadel Broadcasting Corporation (Citadel) announced an agreement to merge the ABC Radio business, which consists of 22 of the Company’s owned radio stations and the ABC Radio Network, with Citadel. The ESPN Radio and Radio Disney networks and station businesses are not included in the transaction. The merger is expected to occur after the ABC Radio business is distributed to Disney shareholders (the Distribution), which is expected to be completed through a spin-off. The agreement was subsequently amended on November 19, 2006. Under the amended terms, (i) Disney’s shareholders are expected to collectively receive approximately 57% of Citadel’s common stock post-merger, and (ii) the Company expects to retain between $1.10 billion and $1.35 billion in cash, depending upon the market price of Citadel’s common stock over a measurement period ending prior to the closing. This cash will be obtained from loan proceeds raised by ABC Radio from third-party lenders prior to the Distribution. If the market price of Citadel’s common stock over the measurement period were the same as Citadel’s stock price on February 2, 2007, the Company estimates the aggregate value of the retained cash and Citadel common stock to be received by Disney shareholders would be approximately $2.6 billion. The amended agreement provides that the closing will occur no earlier than May 31, 2007, unless Citadel elects to close at an earlier date subject to closing conditions within the merger agreement. The closing is also subject to regulatory approvals, and that either party may terminate the agreement if the closing does not occur by June 15, 2007. Once the Distribution has occurred, the Company will report the results of the ABC Radio business for the current and prior periods separately as discontinued operations. Since the transaction is expected to be a spin-off, the Company expects that there will be no gain or loss. As of December 30, 2006, the net assets of the ABC Radio business were approximately $1.4 billion.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)

Parks and Resorts

Revenues

Parks and Resorts revenues increased 4%, or $87 million, to $2.5 billion due to increases of $65 million at our domestic resorts and $22 million at our international resorts.

Domestic Parks and Resorts

At our domestic parks and resorts, revenue growth was primarily due to increased guest spending, theme park attendance and vacation club ownership sales at Walt Disney World, partially offset by a decrease at the Disneyland Resort. Increased guest spending at Walt Disney World was due to higher ticket prices, a higher average daily room rate and increased food and beverage and merchandise spending. The decline at the Disneyland Resort was primarily due to lower attendance and merchandise spending reflecting the success of the 50th Anniversary Celebration in the prior-year quarter, partially offset by higher ticket prices.

The following table presents attendance, per capita theme park guest spending and hotel statistics for our domestic properties:

	East Coast		West Coast		Total Domestic
	Quarter Ended		Quarter Ended		Quarter Ended
	December 30, 2006	December 31, 2005	December 30, 2006	December 31, 2005	December 30, 2006	December 31, 2005
Parks (Increase/decrease)
Attendance	3%	5%	(5)%	18%	0%	9%
Per Capita Guest Spending	7%	3%	(1)%	18%	4%	7%
Hotels
Occupancy	85%	83%	94%	96%	86%	84%
Available Room Nights (in thousands)	2,143	2,198	202	202	2,345	2,400
Per Room Guest Spending	$217	$212	$286	$282	$223	$219

Per room guest spending consists of the average daily hotel room rate as well as guest spending on food, beverages and merchandise at the hotels.

International Parks and Resorts

At our international parks and resorts, revenue growth was due to the favorable impact of foreign currency translation as a result of the weakening of the U.S. dollar against the Euro, higher theme park attendance, hotel occupancy and guest spending at Disneyland Resort Paris. These increases were partially offset by lower theme park attendance and guest spending at the Hong Kong Disneyland Resort.

Costs and Expenses

Costs and expenses, which consist principally of labor, costs of merchandise, food and beverages sold, depreciation, repairs and maintenance, entertainment, marketing and sales expense, increased 3%, or $57 million. The increase in costs and expenses was primarily due to the unfavorable impact of foreign currency translation adjustments as a result of the weakening of the U.S. dollar against the Euro at Disneyland Resort Paris and increases at Walt Disney World driven by labor cost inflation, volume, new guest offerings, and increased cost of vacation club ownership sales, partially offset by lower pension and post-retirement medical costs.

Segment Operating Income

Segment operating income increased 8%, or $30 million, to $405 million reflecting increases at Walt Disney World, partially offset by declines at the Hong Kong Disneyland Resort and the Disneyland Resort.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)

Studio Entertainment

Revenues

Studio Entertainment revenues increased 29%, or $588 million, to $2.6 billion primarily due to an increase of $747 million in worldwide home entertainment, partially offset by a decrease of $211 million in worldwide theatrical motion picture distribution.

The increase in worldwide home entertainment revenues was primarily due to increased DVD unit sales resulting from the strong performance of Pirates of the Caribbean: Dead Man’s Chest, Disney/Pixar’s Cars and The Little Mermaid Platinum Release. Lower worldwide theatrical motion picture distribution revenues reflected the performance of current-quarter titles, which included Déjà Vu, Santa Clause 3 and The Guardian compared to the strong performance of The Chronicles of Narnia: The Lion, The Witch and The Wardrobe, Chicken Little and Flightplan in the prior-year quarter.

Costs and Expenses

Costs and expenses, which consist primarily of production cost amortization, distribution and marketing expenses, product costs and participation costs, increased 6%, or $112 million. Higher costs and expenses were primarily due to an increase in worldwide home entertainment partially offset by a decrease in worldwide theatrical motion picture distribution.

Higher costs and expenses in worldwide home entertainment were driven by higher production cost amortization, participation costs and distribution costs due to the increased unit sales in the current quarter. The decrease in worldwide theatrical motion picture distribution was driven by lower participation costs, resulting from lower box-office performance of current quarter titles, and lower film cost write-downs.

Segment Operating Income

Segment operating income increased $476 million, to $604 million, primarily due to an improvement in worldwide home entertainment, partially offset by lower results in worldwide theatrical motion picture distribution.

Consumer Products

Revenues

Consumer Products revenues for the quarter decreased 6% to $692 million and segment operating income decreased 13% to $235 million.

The decrease in segment operating income for the quarter was primarily due to lower contractual minimum guarantee revenues and a decline in self-published revenues at Buena Vista Games, partially offset by higher earned royalties across multiple licensing product categories, led by the strong performance of Cars and Pirates of the Caribbean merchandise. Lower self-published revenues at Buena Vista Games reflected stronger performing titles in the prior-year quarter, which included the release of titles based on The Chronicles of Narnia: The Lion, The Witch and The Wardrobe and Chicken Little.

Costs and Expenses

Costs and expenses decreased 2%, or $10 million, to $457 million, driven by a decrease at Buena Vista Games due to lower marketing expenditures and a decline in costs of goods sold driven by lower volumes.

Operating Income

Segment operating income decreased 13%, or $35 million, to $235 million, primarily due to lower contractual minimum guarantee revenues and lower revenues for self-published titles at Buena Vista Games, partially offset by higher earned royalties at Merchandise Licensing.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)

OTHER FINANCIAL INFORMATION

Net Interest Expense

Net interest expense is as follows:

	Quarter Ended		Change
(in millions)	December 30, 2006	December 31, 2005
Interest expense	$(188)	$(181)	4%
Interest and investment income	31	18	72%

Net interest expense	$(157)	$(163)	(4) %

Interest expense increased primarily due to the write-off of remaining debt issuance costs for quarterly interest bonds, which were redeemed before maturity during the quarter.

Interest and investment income increased for the quarter primarily due to increased interest income from higher average cash balances.

Income Taxes

The effective income tax rate is as follows:

	Quarter Ended		Change
	December 30, 2006	December 31, 2005
Effective income tax rate	37.6%	36.4%	1.2 ppt

The effective income tax rate increased primarily due to a reduction in the benefits from an exclusion of certain foreign source income. This exclusion was repealed on a phase-out basis as part of the American Jobs Creation Act of 2004. No exclusion will be available for transactions originating after the first quarter of fiscal 2007.

Minority Interests

Minority interest expense is as follows:

	Quarter Ended
(in millions)	December 30, 2006		December 31, 2005		Change
Minority interest expense		$(5)		$(16)	(69) %

Minority interest expense decreased for the quarter due to the allocation of increased losses after royalties, financing costs and taxes relating to Hong Kong Disneyland.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)

FINANCIAL CONDITION

The change in cash and cash equivalents is as follows:

	Quarter Ended
(in millions)	December 30, 2006	December 31, 2005	Change
Cash provided by operations	$516	$579	$(63)
Cash provided by (used by) investing activities	1,236	(109)	1,345
Cash used by financing activities	(1,726)	(374)	(1,352)

Increase in cash and cash equivalents	$26	$96	$(70)

Operating Activities

Cash provided by operations decreased by $63 million to $516 million as higher earnings and lower NFL payments were more than offset by working capital timing. Receivables increased significantly during the quarter driven by the strong DVD sales at Studio Entertainment. We expect to collect a substantial amount of these receivables in the second quarter of fiscal 2007.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)

The Company’s film and television production and programming activity for the quarter ended December 30, 2006 and December 31, 2005 are as follows:

	Quarter Ended
(in millions)	December 30, 2006	December 31, 2005
Beginning balances:
Production and programming assets	$5,650	$5,937
Programming liabilities	(1,118)	(1,083)

	4,532	4,854

Spending:
Film and television production	758	746
Broadcast programming	1,423	1,594

	2,181	2,340

Amortization:
Film and television production	(1,037)	(925)
Broadcast programming	(1,430)	(1,421)

	(2,467)	(2,346)

Change in film and television production and programming costs	(286)	(6)
Other non-cash activity	17	(2)

Ending balances:
Production and programming assets	5,651	5,936
Programming liabilities	(1,388)	(1,090)

	$4,263	$4,846

Investing Activities

Cash provided by investing activities during the quarter ended December 30, 2006 of $1.2 billion was due to proceeds from the sales of interests in E! Entertainment Television and Us Weekly totaling $1.5 billion, partially offset by investments in parks, resorts and other property. During the quarter ended December 30, 2006, the Company invested $245 million in parks, resorts and other properties as follows:

	Quarter Ended
(in millions)	December 30, 2006	December 31, 2005
Media Networks	$30	$23
Parks and Resorts
Domestic	117	94
International	62	66

Total Parks and Resorts	179	160

Studio Entertainment	19	9
Consumer Products	6	2
Corporate	11	9

	$245	$203

Capital expenditures for the Parks and Resorts segment are principally for new rides and attractions and recurring capital improvements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)

Financing Activities

Cash used in financing activities during the quarter ended December 30, 2006 of $1.7 billion primarily reflected repayments of borrowings and share repurchases, partially offset by proceeds from the exercise of stock options.

During the quarter ended December 30, 2006, the Company’s borrowing activity was as follows:

	September 30, 2006	Additions	Payments	Other Activity	December 30, 2006
Commercial paper borrowings	$839	$—	$(173)	$—	$666
U.S. medium-term notes	6,499	—	(750)	—	5,749
Convertible senior notes	1,323	—	—	—	1,323
Other U.S. dollar denominated debt	305	—	(305)	—	—
Privately placed debt	54	—	—	—	54
European medium-term notes	191	—	—	—	191
Preferred stock	353	—	—	(2)	351
Capital Cities/ABC debt	183	—	—	(1)	182
Film financing	276	103	(80)	—	299
Other	260	—	—	(36)	224
Euro Disney borrowings (1)	2,172	—	—	104	2,276
Hong Kong Disneyland borrowings	1,070		—	3	1,073

Total	$13,525	$103	$(1,308)	$68	$12,388

(1)	Other activity included a $75 million increase from foreign currency translations as a result of the weakening of the U.S. dollar against the Euro.

The Company’s bank facilities as of December 30, 2006 were as follows:

	Committed Capacity	Capacity Used	Unused Capacity
(in millions)
Bank facilities expiring 2010	$2,250	$—	$2,250
Bank facilities expiring 2011	2,250	213	2,037

Total	$4,500	$213	$4,287

These bank facilities allow for borrowings at LIBOR-based rates plus a spread which ranges from 0.175% to 0.75% depending on the amount borrowed and the Company’s public debt rating. As of December 30, 2006, the Company had not borrowed under these bank facilities although $213 million of letters of credit had been issued under the facility expiring in 2011. Total available borrowing capacity of these bank facilities is $4.3 billion.

The Company may use commercial paper borrowings up to the amount of its unused bank facilities, in conjunction with term debt issuance and operating cash flow, to retire or refinance other borrowings before or as they come due.

The Company declared a $637 million dividend ($0.31 per share) on November 28, 2006 related to fiscal 2006, which was paid on January 12, 2007 to shareholders of record on December 15, 2006. The Company paid a $519 million dividend ($0.27 per share) during the second quarter of fiscal 2006 related to fiscal 2005.

During the quarter ended December 30, 2006, the Company repurchased 29 million shares of Disney common stock for $957 million. As of December 30, 2006, the Company had remaining authorization in place to repurchase

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)

approximately 177 million additional shares, of which the Company repurchased 18 million shares for $632 million subsequent to quarter-end through February 2, 2007. The repurchase program does not have an expiration date.

We believe that the Company’s financial condition is strong and that its cash balances, other liquid assets, operating cash flows, access to debt and equity capital markets and borrowing capacity, taken together, provide adequate resources to fund ongoing operating requirements and future capital expenditures related to the expansion of existing businesses and development of new projects. However, the Company’s operating cash flow and access to the capital markets can be impacted by macroeconomic factors outside of its control. In addition to macroeconomic factors, the Company’s borrowing costs can be impacted by short and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on the Company’s performance as measured by certain credit metrics such as interest coverage and leverage ratios. As of December 30, 2006, Moody’s Investors Service’s long and short-term debt ratings for the Company were A3 and P-2, respectively, with stable outlook; and Standard & Poor’s long and short-term debt ratings for the Company were A- and A-2, respectively, with stable outlook. In January 2007, Moody’s Investors Service placed Disney’s ratings on review for an upgrade and Standard and Poor’s changed its outlook from “stable” to “positive”. The Company’s bank facilities contain only one financial covenant, relating to interest coverage, which the Company met on December 30, 2006, by a significant margin. The Company’s bank facilities also specifically exclude certain entities, such as Euro Disney and Hong Kong Disneyland, from any representations, covenants or events of default.

Hong Kong Disneyland is subject to semi-annual financial performance covenants under its commercial term loan and revolving credit facility agreement. The commercial term loan had a balance of $294 million on December 30, 2006. The revolving credit facility has not been drawn on to date. In July 2006, lenders under the commercial term loan and revolving credit facility agreement provided a waiver to these covenants for the September 30, 2006 and March 31, 2007 measurement dates. The revolving credit facility will not be available for the period the waiver is in effect unless the covenants are, in fact, satisfied during the period. The covenants will be in effect for the September 30, 2007 measurement date. For the fiscal year to date, Hong Kong Disneyland has experienced lower than expected attendance and revenues. Management is implementing a number of new marketing and other measures aimed at improving those trends. However, if these trends do not significantly improve, Hong Kong Disneyland would not meet the performance covenants for the September 30, 2007 measurement date.

Hong Kong Disneyland intends to seek further covenant waivers or other modifications to its loan arrangements. If the performance trends do not improve sufficiently to meet the financial performance covenants and such waivers or modifications can not be obtained, Hong Kong Disneyland’s commercial lenders could accelerate the maturity of Hong Kong Disneyland’s commercial term loan, and Hong Kong Disneyland would need to refinance the commercial term loan. Although there can be no assurance, management believes that Hong Kong Disneyland will be successful in obtaining further covenant waiver extensions or loan modifications, refinancing the commercial term loan or in taking other actions necessary to meet its financing requirements.

Euro Disney has covenants under its debt agreements that limit its investments and financing activities. Beginning with fiscal year 2006, Euro Disney must also meet financial performance covenants that necessitate improvements to its operating margin. Euro Disney received confirmation from a third-party reviewer in December 2006 that it has complied with these covenants for fiscal year 2006.

For fiscal year 2007, if compliance with financial performance covenants cannot be achieved through increased revenues, Euro Disney would have to appropriately reduce operating costs, curtail a portion of planned capital expenditures (outside those contained in its multi-year investment program) and/or seek assistance from Disney or other parties as permitted under the loan agreements. Although no assurances can be given, Euro Disney currently believes that it will meet its financial performance covenants in fiscal year 2007 through increased revenues and continuing cost containment, without the need for any of the additional measures referred to above.

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

OTHER MATTERS

Accounting Policies and Estimates

We believe that the application of the following accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management. For a summary of our significant accounting policies, see Note 2 to the Consolidated Financial Statements in the 2006 Annual Report on Form 10-K.

Film and Television Revenues and Costs

We expense the cost of film and television productions over the applicable product life cycle based upon the ratio of the current period’s gross revenues to the estimated remaining total gross revenues (Ultimate Revenues) for each production. If our estimate of Ultimate Revenues decreases, amortization of film and television costs may be accelerated. Conversely, if estimates of Ultimate Revenues increase, film and television cost amortization may be slowed. For film productions, Ultimate Revenues include revenues from all sources that will be earned within ten years of the date of the initial theatrical release. For television series, we include revenues that will be earned within ten years of the delivery of the first episode, or if still in production, five years from the date of delivery of the most recent episode, if later.

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

We expense the cost of television broadcast rights for acquired movies, series and other programs based on the number of times the program is expected to be aired. Amortization of these television programming assets is accelerated if we reduce the estimated future airings and slowed if we increase the estimated future airings. The number of future airings of a particular program is impacted primarily by the program’s ratings in previous airings, expected advertising rates and availability and quality of alternative programming. Accordingly, planned usage is reviewed periodically and revised if necessary. Rights costs for multi-year sports programming arrangements are amortized based upon the ratio of the current period’s gross revenues to Ultimate Revenues (the Projected Revenue Method) or on a straight line basis, as appropriate. Gross revenues include both advertising revenues and an allocation of affiliate fees. If the annual contractual payments related to each season over the term of a multi-year sports programming arrangement approximate each season’s rights cost based on the Projected Revenue Method, we expense the related annual payments during the applicable season. If Ultimate Revenues change significantly from projections, rights costs amortization may be accelerated or slowed.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)

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

Revenue Recognition

The Company has revenue recognition policies for its various operating segments that are appropriate to the circumstances of each business. See Note 2 to the Consolidated Financial Statements in the 2006 Annual Report on Form 10-K for a summary of these revenue recognition policies.

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

Pension and Postretirement Benefit Plan Actuarial Assumptions

The Company’s pension and postretirement medical benefit obligations and related costs are calculated using actuarial concepts, within the framework of SFAS No. 87 Employer’s Accounting for Pensions and SFAS No. 106, Employer’s Accounting for Postretirement Benefits Other than Pensions, respectively. Two critical assumptions, the discount rate and the expected return on plan assets, are important elements of expense and/or liability measurement. We evaluate these critical assumptions annually. Refer to the 2006 Annual Report on Form 10-K for estimated impacts of changes in these assumptions. Other assumptions include the healthcare cost trend rate and employee demographic factors such as retirement patterns, mortality, turnover and rate of compensation increase.

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

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS 158). See Note 13 to the Condensed Consolidated Financial Statements for further discussion.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)

Goodwill, Intangible Assets, Long-lived Assets and Investments

SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142) requires that goodwill and other indefinite-lived intangible assets be tested for impairment on an annual basis. In assessing the recoverability of goodwill and other indefinite-lived intangible assets, market values and projections regarding estimated future cash flows and other factors are used to determine the fair value of the respective assets. If these estimates or related projections change in the future, we may be required to record impairment charges for these assets.

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

Income Tax Audits

As a matter of course, the Company is regularly audited by federal, state and foreign tax authorities. From time to time, these audits result in proposed assessments. Our estimates of potential liability related to income tax audits are made in consultation with outside tax and legal counsel where appropriate and are based upon the expected outcome of proceedings (or negotiations) with taxing and legal authorities in consideration of applicable tax statutes and related interpretations and precedents. The actual outcome of such proceedings and the ultimate actual liability borne by the Company are subject to change based on a number of factors, including the Company’s decision to settle rather than

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)

litigate a matter, relevant legal precedent related to similar matters and the Company’s success in supporting its filing positions with taxing authorities.

Stock Option Compensation Expense

Compensation expense for stock options is estimated on the date of grant using the binomial valuation option-pricing model. In the first quarter of fiscal 2007, the weighted average assumptions used in the binomial valuation model were 25% for the expected volatility, 1.48 for the expected exercise multiple, 4% for the expected termination rate and 5.1 for the expected life. Although the initial fair value of stock options is not adjusted after the grant date, changes in the Company’s assumptions may change the estimated fair value of and therefore, the expense related to future stock option grants. The assumptions that cause the greatest variation in fair value in the binomial valuation model are the assumed volatility and expected exercise multiple. Increases or decreases in either the assumed volatility or expected exercise multiple will cause the binomial option value to increase or decrease, respectively.

The volatility assumption considers both historical and implied volatility and may be impacted by the Company’s performance as well as changes in economic and market conditions. The expected exercise multiple (the multiple of exercise price to grant price at which exercises are expected to occur on average) may be influenced by the Company’s future stock performance, stock price volatility and employee turnover rate. Refer to the 2006 Annual Report on Form 10-K for estimated impacts of changes in these assumptions.

New Accounting Pronouncements

See Note 13 to the Condensed Consolidated Financial Statements for information regarding new accounting pronouncements.

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

Based on their evaluation as of December 30, 2006, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

Since our Form 10-K filing for the year ended September 30, 2006, developments identified below occurred in the following legal proceedings. For information on certain other legal proceedings, see Note 11 to the Condensed Consolidated Financial Statements included in this report.

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

On October 19, 2006, the parties stipulated to SSI’s filing its Fourth Amended Answer and Counterclaims (Fourth Amended Answer) seeking (a) to invalidate the Hunt termination notice, (b) to terminate the Company’s rights vis-à-vis SSI, and (c) damages in excess of two billion dollars, among other relief. That stipulation also provided that Hunt and the Company need not respond to the Fourth Amended Answer until the conclusion of two events: the state court appeal in Stephen Slesinger, Inc. v. The Walt Disney Company, and the trial in the District Court on the validity of the Hunt termination notice. SSI then sought to withdraw both the Fourth Amended Answer and its stipulation, but on November 3, 2006, the court denied that request and ordered that the Hunt termination trial commence on March 20, 2007, which date has subsequently been continued to April 17, 2007. SSI’s motion for summary judgment on the validity of Hunt’s 2002 attempt to recapture E. H. Shepard’s rights is, following a continuance, to be heard on February 12, 2007. In a related development, on January 23, 2007, the Company received notice of a petition by SSI in the United States Patent and Trademark Office seeking , among other things, cancellation of certain Pooh trademark registrations, relief that is effectively duplicative of that sought in the Fourth Amended Answer and, on that ground, the Company has moved to suspend the petition.

Management believes that it is not currently possible to estimate the impact, if any, that the ultimate resolution of these and matters previously disclosed in Form 10-K for the year ended September 30, 2006 will have on the Company’s results of operations, financial position or cash flows.

PART II.  OTHER INFORMATION (continued)

The Company, together with, in some instances, certain of its directors and officers, is a defendant or co-defendant in various other legal actions involving copyright, breach of contract and various other claims incident to the conduct of its businesses. Management does not expect the Company to suffer any material liability by reason of such actions.

ITEM 1A.  Risk Factors

The Private Securities Litigation Reform Act of 1995 (the Act) provides a safe harbor for “forward-looking statements” made by or on behalf of the Company. We may from time to time make written or oral statements that are “forward-looking” including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to our shareholders. All forward-looking statements are made on the basis of management’s views and assumptions regarding future events and business performance as of the time the statements are made and the Company does not undertake any obligation to update its disclosure relating to forward looking matters. Actual results may differ materially from those expressed or implied. Such differences may result from actions taken by the Company, including restructuring or strategic initiatives (including capital investments or asset acquisitions or dispositions), as well as from developments beyond the Company’s control, including: adverse weather conditions or natural disasters; health concerns; international, political or military developments; technological developments; and changes in domestic and global economic conditions, competitive conditions and consumer preferences. Such developments may affect travel and leisure businesses generally and may, among other things, affect the performance of the Company’s theatrical and home entertainment releases, the advertising market for broadcast and cable television programming, expenses of providing medical and pension benefits, demand for our products and performance of some or all company businesses either directly or through their impact on those who distribute our products. Additional factors are in the 2006 Annual Report on Form 10-K under the Item 1A, “Risk Factors.”

PART II.  OTHER INFORMATION (continued)

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended December 30, 2006:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1, 2006 – October 31, 2006	2,194,181	$30.93	2,087,500	204 million
November 1, 2006 – November 30, 2006	9,903,483	$32.72	9,795,800	194 million
December 1, 2006 – December 30, 2006	16,994,807	$33.90	16,882,600	177 million

Total	29,092,471	$33.27	28,765,900	177 million

(1)

326,571 shares were purchased on the open market to provide shares to participants in the Walt Disney Investment Plan (WDIP) and Employee Stock Purchase Plan (ESPP). These purchases were not made pursuant to a publicly announced repurchase plan or program.

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
Thomas O. Staggs, Senior Executive Vice President and Chief Financial Officer

February 7, 2007

Burbank, California

INDEX OF EXHIBITS

Number and Description of Exhibit (Numbers Coincide with Item 601 of Regulation S-K)		Document Incorporated by Reference from a Previous Filing or Filed Herewith, as Indicated below
3.1	Amended and Restated Bylaws of the Registrant	Exhibit 3.1 to the Current Report on Form 8-K of the Company filed December 1, 2006

10.1	Amended and Restated The Walt Disney Company/Pixar 2004 Equity Incentive Plan	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed December 1, 2006

10.2	Amended and Restated 1995 Stock Incentive Plan	Exhibit 10.2 to the Current Report on Form 8-K of the Company filed December 1, 2006

10.3	Amended and Restated 2005 Stock Incentive Plan	Exhibit 10.3 to the Current Report on Form 8-K of the Company filed December 1, 2006

10.4	Amended and Restated Board of Directors Retirement Policy	Exhibit 10.4 to the Current Report on Form 8-K of the Company filed December 1, 2006

10.5	Amendment to Description of Employment Arrangement with Kevin A. Mayer	Item 1.01 to the Current Report on Form 8-K of the Company filed December 1, 2006

10.6	Performance-Based Stock Unit Award (Dual Performance Goal)	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed December 15, 2006

10.7	Performance-Based Stock Unit Award	Exhibit 10.2 to the Current Report on Form 8-K of the Company filed December 15, 2006

10.8	Restricted Stock Unit Award (Bonus Related)	Exhibit 10.3 to the Current Report on Form 8-K of the Company filed December 15, 2006

10.9	Amended and Restated 2002 Executive Performance Plan	Filed herewith

31(a)	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31(b)	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32(a)	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished

32(b)	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished

*	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.