Form 10-Q
period 2007-03-31
WALT DISNEY CO/
filed 2007-05-08
CIK 1001039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007	Commission File Number 1-11605

Incorporated in Delaware	I.R.S. Employer Identification
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

YES                  NO  X

There were 1,981,629,357 shares of common stock outstanding as of May 4, 2007.

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

THE WALT DISNEY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited; in millions, except per share data)

	Quarter Ended		Six Months Ended
	March 31, 2007	April 1, 2006	March 31, 2007	April 1, 2006
Revenues	$8,073	$8,027	$17,798	$16,881

Costs and expenses	(6,540)	(6,841)	(14,549)	(14,534)

Gains on sales of equity investments and business	—	—	1,052	70

Net interest expense	(130)	(145)	(287)	(308)

Equity in the income of investees	121	108	242	219

Income before income taxes and minority interests	1,524	1,149	4,256	2,328

Income taxes	(590)	(404)	(1,616)	(833)

Minority interests	(3)	(12)	(8)	(28)

Net income	$931	$733	$2,632	$1,467

Earnings per share:
Diluted	$0.44	$0.37	$1.24	$0.74

Basic	$0.46	$0.38	$1.28	$0.76

Weighted average number of common and common equivalent shares outstanding:
Diluted	2,129	1,990	2,138	1,994

Basic	2,039	1,924	2,049	1,932

See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited; in millions, except per share data)

	March 31, 2007	September 30, 2006
ASSETS
Current assets
Cash and cash equivalents	$2,182	$2,411
Receivables	4,949	4,707
Inventories	622	694
Television costs	625	415
Deferred income taxes	592	592
Other current assets	544	743

Total current assets	9,514	9,562

Film and television costs	5,183	5,235
Investments	903	1,315
Parks, resorts and other property, at cost
Attractions, buildings and equipment	29,326	28,843
Accumulated depreciation	(14,489)	(13,781)

	14,837	15,062
Projects in progress	1,004	913
Land	1,193	1,192

	17,034	17,167

Intangible assets, net	2,916	2,907
Goodwill	22,701	22,505
Other assets	1,354	1,307

	$59,605	$59,998

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and other accrued liabilities	$5,396	$5,917
Current portion of borrowings	2,399	2,682
Unearned royalties and other advances	2,482	1,611

Total current liabilities	10,277	10,210

Borrowings	10,290	10,843
Deferred income taxes	2,646	2,651
Other long-term liabilities	3,521	3,131
Minority interests	1,128	1,343
Commitments and contingencies (Note 11)	—	—
Shareholders’ equity
Preferred stock, $.01 par value	—	—
Authorized – 100 million shares, Issued – none
Common stock, $.01 par value
Authorized – 3.6 billion shares, Issued – 2.5 billion shares at March 31, 2007 and at September 30, 2006	23,537	22,377
Retained earnings	22,625	20,630
Accumulated other comprehensive income (loss)	16	(8)

	46,178	42,999
Treasury stock, at cost, 531.4 million shares at March 31, 2007 and 436.0 million shares at September 30, 2006	(14,435)	(11,179)

	31,743	31,820

	$59,605	$59,998

See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in millions)

	Six Months Ended
	March 31, 2007	April 1, 2006
OPERATING ACTIVITIES
Net income	$2,632	$1,467
Depreciation and amortization	732	726
Gains on sales of equity investments and business	(1,052)	(70)
Deferred income taxes	(125)	(103)
Equity in the income of investees	(242)	(219)
Cash distributions received from equity investees	203	226
Minority interests	8	28
Net change in film and television costs	38	160
Equity-based compensation	230	187
Other	106	51
Changes in operating assets and liabilities:
Receivables	(222)	(124)
Inventories	72	(15)
Other assets	133	(17)
Accounts payable and other accrued liabilities	(35)	202
Income taxes	282	(318)

Cash provided by operations	2,760	2,181

INVESTING ACTIVITIES
Investments in parks, resorts and other property	(546)	(462)
Proceeds from sales of equity investments and business	1,530	81
Acquisitions	(167)	(11)
Proceeds from sales of fixed assets and other	133	9

Cash provided (used) by investing activities	950	(383)

FINANCING ACTIVITIES
Commercial paper borrowings, net	134	1,600
Borrowings	186	415
Reduction of borrowings	(1,260)	(1,678)
Dividends	(637)	(519)
Repurchases of common stock	(3,256)	(1,697)
Equity partner contributions	—	52
Exercise of stock options and other	894	337

Cash used by financing activities	(3,939)	(1,490)

Increase (decrease) in cash and cash equivalents	(229)	308
Cash and cash equivalents, beginning of period	2,411	1,723

Cash and cash equivalents, end of period	$2,182	$2,031

See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

1.	Principles of Consolidation

These Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, normal recurring adjustments considered necessary for a fair presentation have been reflected in these Condensed Consolidated Financial Statements. Operating results for the quarter and six months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending September 29, 2007.

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

	Quarter Ended		Six Months Ended
	March 31, 2007	April 1, 2006	March 31, 2007	April 1, 2006
Revenues (1) :
Media Networks	$3,561	$3,551	$7,472	$7,225
Parks and Resorts	2,446	2,251	4,935	4,653
Studio Entertainment	1,550	1,774	4,183	3,819
Consumer Products	516	451	1,208	1,184

	$8,073	$8,027	$17,798	$16,881

Segment operating income (1) :
Media Networks	$1,175	$969	$1,925	$1,575
Parks and Resorts	254	214	659	589
Studio Entertainment	235	147	839	275
Consumer Products	125	104	360	374

	$1,789	$1,434	$3,783	$2,813

(1)

The Studio Entertainment segment receives royalties on Consumer Products sales of merchandise based on certain Studio film properties. This intersegment revenue and operating income was $51 million and $25 million for the quarters ended March 31, 2007 and April 1, 2006, respectively, and $98 million and $57 million for the six months ended March 31, 2007 and April 1, 2006, respectively.

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

A reconciliation of segment operating income to income before income taxes and minority interests is as follows:

	Quarter Ended		Six Months Ended
	March 31, 2007	April 1, 2006	March 31, 2007	April 1, 2006
Segment operating income	$1,789	$1,434	$3,783	$2,813
Corporate and unallocated shared expenses	(132)	(138)	(238)	(242)
Amortization of intangible assets	(3)	(2)	(6)	(5)
Equity-based compensation plan modification charge	—	—	(48)	—
Gains on sales of equity investments and business	—	—	1,052	70
Net interest expense	(130)	(145)	(287)	(308)

Income before income taxes and minority interests	$1,524	$1,149	$4,256	$2,328

3.	Acquisitions and Dispositions

Fiscal Year 2007

On February 1, 2007, the Company acquired all the outstanding shares of NASN Limited, an Irish company that operates cable television networks in Europe dedicated to North American sporting events and related programming, for cash consideration and debt assumption totaling $112 million. We are currently in the process of finalizing the valuation of the assets acquired and liabilities assumed.

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

On February 6, 2006, the Company and Citadel Broadcasting Corporation (Citadel) announced an agreement to merge the ABC Radio business, which consists of 22 of the Company’s owned radio stations and the ABC Radio Network, with Citadel. The ESPN Radio and Radio Disney networks and station businesses are not included in the transaction. The merger is expected to occur after the ABC Radio business is distributed to Disney shareholders (the Distribution), which is expected to be completed through a spin-off. The agreement was subsequently amended on November 19, 2006. Under the amended terms, (i) Disney’s shareholders are expected to collectively receive approximately 57% of Citadel’s common stock post-merger, and (ii) the Company expects to retain between $1.10 billion and $1.35 billion in cash, depending upon the market price of Citadel’s common stock over a measurement period ending prior to the closing. This cash will be obtained from loan proceeds raised by ABC Radio from third-party lenders prior to the Distribution. If the market price of Citadel’s common stock over the measurement period were the same as Citadel’s stock price on May 4, 2007, the Company estimates the aggregate value of the retained cash and Citadel common stock to be received by Disney shareholders would be approximately $2.4 billion. The amended agreement provides that the closing will occur no earlier than May 31, 2007, unless Citadel elects to close at an earlier date subject to closing conditions within the merger agreement. The closing is also subject to regulatory approvals, and that either party may terminate the agreement if the closing does not occur by June 15, 2007. Once the Distribution has occurred, the Company will report the results of the ABC Radio business for the current and prior periods separately as discontinued operations. The Company expects that there will be no gain or loss on distribution. As of March 31, 2007, the net assets of the ABC Radio business were approximately $1.4 billion.

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

4.	Borrowings

During the six months ended March 31, 2007, the Company’s borrowing activity was as follows:

	September 30, 2006	Additions	Payments	Other Activity	March 31, 2007
Commercial paper borrowings	$839	$134	$—	$—	$973
U.S. medium-term notes	6,499	—	(750)	—	5,749
Convertible senior notes	1,323	—	—	—	1,323
Other U.S. dollar denominated debt	305	—	(305)	—	—
Privately placed debt	54	—	(54)	—	—
European medium-term notes	191	—	—	—	191
Preferred stock	353	—	—	(5)	348
Capital Cities/ABC debt	183	—	—	(1)	182
Film financing	276	184	(132)	—	328
Other	260	2	(19)	(21)	222
Euro Disney borrowings (1)	2,172	—	—	134	2,306
Hong Kong Disneyland borrowings	1,070	—	—	(3)	1,067

Total	$13,525	$320	$(1,260)	$104	$12,689

(1)	Other activity included a $108 million increase from foreign currency translations as a result of the weakening of the U.S. dollar against the Euro.

5.	Euro Disney and Hong Kong Disneyland

The Company consolidates Euro Disney and Hong Kong Disneyland and has effective ownership of 51% and 43%, respectively. The following tables set out the impact of consolidating Euro Disney and Hong Kong Disneyland.

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

The following table presents a condensed consolidating balance sheet for the Company as of March 31, 2007, reflecting the impact of consolidating the balance sheets of Euro Disney and Hong Kong Disneyland.

	Before Euro Disney and Hong Kong Disneyland Consolidation	Euro Disney, Hong Kong Disneyland and Adjustments	Total
Cash and cash equivalents	$1,714	$468	$2,182
Other current assets	7,060	272	7,332

Total current assets	8,774	740	9,514
Investments	1,640	(737)	903
Fixed assets	12,365	4,669	17,034
Other assets	32,130	24	32,154

Total assets	$54,909	$4,696	$59,605

Current portion of borrowings	$2,116	$283	$2,399
Other current liabilities	7,279	599	7,878

Total current liabilities	9,395	882	10,277
Borrowings	7,200	3,090	10,290
Deferred income taxes and other long-term liabilities	6,022	145	6,167
Minority interest	549	579	1,128
Shareholders’ equity	31,743	—	31,743

Total liabilities and shareholders’ equity	$54,909	$4,696	$59,605

The following table presents a condensed consolidating income statement of the Company for the six months ended March 31, 2007, reflecting the impact of consolidating the income statements of Euro Disney and Hong Kong Disneyland.

	Before Euro Disney and Hong Kong Disneyland Consolidation	Euro Disney, Hong Kong Disneyland and Adjustments	Total
Revenues	$17,001	$797	$17,798
Cost and expenses	(13,684)	(865)	(14,549)
Gains on sales of equity investments and business	1,052	—	1,052
Net interest expense	(213)	(74)	(287)
Equity in the income of investees	178	64	242

Income (loss) before income taxes and minority interests	4,334	(78)	4,256
Income taxes	(1,591)	(25)	(1,616)
Minority interests	(111)	103	(8)

Net income	$2,632	$—	$2,632

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

The following table presents a condensed consolidating cash flow statement of the Company for the six months ended March 31, 2007, reflecting the impact of consolidating the cash flow statements of Euro Disney and Hong Kong Disneyland.

	Before Euro Disney and Hong Kong Disneyland Consolidation	Euro Disney, Hong Kong Disneyland and Adjustments	Total
Cash provided (used) by operations	$2,764	$(4)	$2,760
Investments in parks, resorts and other property	(419)	(127)	(546)
Other investing activities	1,496	—	1,496
Cash used by financing activities	(3,939)	—	(3,939)

Decrease in cash and cash equivalents	(98)	(131)	(229)
Cash and cash equivalents, beginning of period	1,812	599	2,411

Cash and cash equivalents, end of period	$1,714	$468	$2,182

6.	Pension and Other Benefit Programs

The components of net periodic benefit cost are as follows:

	Pension Plans				Postretirement Medical Plans
	Quarter Ended		Six Months Ended		Quarter Ended		Six Months Ended
	March 31, 2007	April 1, 2006	March 31, 2007	April 1, 2006	March 31, 2007	April 1, 2006	March 31, 2007	April 1, 2006
Service cost	$42	$46	$84	$92	$6	$8	$12	$16
Interest cost	74	56	148	112	15	15	30	30
Expected return on plan assets	(76)	(52)	(152)	(104)	(5)	(4)	(10)	(8)
Recognized net actuarial loss	13	35	26	70	—	11	—	22

Net periodic benefit cost	$53	$85	$106	$170	$16	$30	$32	$60

During the six months ended March 31, 2007, the Company made contributions of $51 million into its pension and postretirement medical plans. The Company currently does not anticipate making any material contributions to its pension and postretirement medical plans during the remaining six months of fiscal 2007 but may make additional contributions in fiscal 2007 depending on how the funded status of the plans change and as we gain more clarity with respect to the Pension Protection Act of 2006 (PPA) that was signed into law on August 17, 2006. The United States Treasury Department is in the process of developing implementation guidance for the PPA; however, it is likely the PPA will accelerate minimum funding requirements beginning in fiscal 2009. The Company may choose to pre-fund some of this anticipated funding.

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

7.	Earnings Per Share

Diluted earnings per share amounts are based upon the weighted average number of common and common equivalent shares outstanding during the period and are calculated using the treasury stock method for equity-based compensation awards and assuming conversion of the Company’s convertible senior notes. For the quarters ended March 31, 2007 and April 1, 2006, options for 16 million and 93 million shares, respectively, were excluded from the diluted earnings per share calculation as they were anti-dilutive. A reconciliation of net income and weighted average number of common and common equivalent shares outstanding for calculating diluted earnings per share is as follows:

	Quarter Ended		Six Months Ended
	March 31, 2007	April 1, 2006	March 31, 2007	April 1, 2006
Net income	$931	$733	$2,632	$1,467
Interest expense on convertible senior notes (net of tax)	6	6	11	11

	$937	$739	$2,643	$1,478

Shares (in millions):
Weighted average number of common shares outstanding (basic)	2,039	1,924	2,049	1,932
Weighted average dilutive impact of equity-based compensation awards	45	21	44	17
Assumed conversion of convertible senior notes	45	45	45	45

Weighted average number of common and common equivalent shares outstanding (diluted)	2,129	1,990	2,138	1,994

8.	Shareholders’ Equity

The Company declared a $637 million dividend ($0.31 per share) on November 28, 2006 related to fiscal 2006, which was paid on January 12, 2007 to shareholders of record on December 15, 2006. The Company paid a $519 million dividend ($0.27 per share) during the second quarter of fiscal 2006 related to fiscal 2005.

During the first six months of fiscal 2007, the Company repurchased 96 million shares for approximately $3.3 billion, of which 67 million shares for $2.3 billion were purchased in the second quarter. On May 1, 2007, the Board of Directors of the Company increased the share repurchase authorization to a total of 400 million shares. The repurchase program does not have an expiration date.

The Company received proceeds of $897 million from the exercise of 39 million stock options during the first six months of fiscal 2007.

The Company also has 1.0 billion shares of Internet Group Stock at $.01 par value authorized. No shares are issued or outstanding.

9.	Comprehensive Income

Comprehensive income (loss), net of tax, is as follows:

	Quarter Ended		Six Months Ended
	March 31, 2007	April 1, 2006	March 31, 2007	April 1, 2006
Net income	$931	$733	$2,632	$1,467
Market value adjustments for investments and hedges	(4)	—	(16)	37
Foreign currency translation and other	13	2	40	(42)

Comprehensive income	$940	$735	$2,656	$1,462

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

Accumulated other comprehensive income (loss), net of tax, is as follows:

	March 31, 2007	Sept. 30, 2006
Market value adjustments for investments and hedges	$13	$29
Foreign currency translation	127	87
Additional minimum pension liability adjustment	(124)	(124)

Accumulated other comprehensive income (loss)	$16	$(8)

10.	Equity-Based Compensation

The impact of stock options and restricted stock units (RSUs) on pre-tax income is as follows:

	Quarter Ended		Six Months Ended
	March 31, 2007	April 1, 2006	March 31, 2007	April 1, 2006
Stock option compensation expense	$57	$63	$111	$121
RSU compensation expense	37	33	71	66

	94	96	182	187
Equity-based compensation plan modification charge	—	—	48	—

Total equity-based compensation expense	$94	$96	$230	$187

Unrecognized compensation cost related to unvested stock options and RSUs totaled approximately $570 million and $438 million, respectively, as of March 31, 2007.

On January 10, 2007, the Company made its regular annual stock compensation grant which consisted of 22 million stock options and 8 million RSUs, of which 1 million RSUs included market-based performance conditions.

The weighted average fair values of options at their grant date during the six months ended March 31, 2007 and April 1, 2006 were $9.24 and $7.12, respectively.

In anticipation of the ABC Radio transaction, the Company needed to determine whether employee equity-based compensation awards would be adjusted for the dilutive impact of the transaction on the employee awards. Certain of the Company’s plans required such adjustments to be made on an equitable basis. All other plans permitted such adjustments to be made. In order to treat all employees consistently with respect to the ABC Radio transaction (and other similar future transactions), the Company amended the plans such that all plans require equitable adjustments for such transactions. In connection with these amendments, the Company was required to record a non-cash charge of $48 million in the first quarter of fiscal 2007 representing the estimated fair value of this modification with respect to vested equity-based employee compensation awards. The estimated fair value of the modification with respect to unvested awards remaining at March 31, 2007 is $21 million and will be expensed over the vesting period of these awards.

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

On October 19, 2006, the parties stipulated to SSI’s filing its Fourth Amended Answer and Counterclaims (Fourth Amended Answer) seeking (a) to invalidate the Hunt termination notice, (b) to terminate the Company’s rights vis-à-vis SSI, and (c) damages in excess of two billion dollars, among other relief. That stipulation also provided that Hunt and the Company need not respond to the Fourth Amended Answer until the conclusion of two events: the state court appeal in Stephen Slesinger, Inc. v. The Walt Disney Company, and the trial in the District Court on the validity of the Hunt termination notice. SSI then sought to withdraw both the Fourth Amended Answer and its stipulation, but on November 3, 2006, the District Court denied that request. SSI’s motion for summary judgment on the validity of Hunt’s 2002 attempt to recapture E. H. Shepard’s rights was granted on February 15, 2007, and thereafter, on March 27, 2007, the District Court dismissed as moot all claims against Hunt and three of SSI’s counterclaims against the Company related to the Company’s agreements with Milne and Hunt concerning the termination and disposition of their rights. In a related development, on January 23, 2007, the Company received notice of a petition by SSI in the United States Patent and Trademark Office seeking, among other things, cancellation of certain Pooh trademark registrations, relief that is effectively duplicative of that sought in the Fourth Amended Answer and, on that ground on February 27, 2007, the Patent and Trademark office granted the Company’s request to suspend the proceeding.

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

Contractual Guarantees

The Company has guaranteed certain special assessment and water/sewer revenue bonds issued by the Celebration Community Development District and the Enterprise Community Development District (collectively, the Districts). The bond proceeds were used by the Districts to finance the construction of infrastructure improvements and the water and sewer system in the mixed-use, residential community of Celebration, Florida. As of March 31, 2007, the remaining debt service obligation guaranteed by the Company was $69 million, of which $45 million was principal. The Company is responsible for satisfying any shortfalls in debt service payments, debt service and maintenance reserve funds, and for ensuring compliance with specified rate covenants. To the extent that the Company has to fund payments under its guarantees, the Districts have an obligation to reimburse the Company from future District revenues.

The Company has also guaranteed certain bond issuances by the Anaheim Public Authority that were used by the City of Anaheim to finance construction of infrastructure and a public parking facility adjacent to the Disneyland Resort. Revenues from sales, occupancy and property taxes from the Disneyland Resort and non-Disney hotels are used by the City of Anaheim to repay the bonds. In the event of a debt service shortfall, the Company is responsible for satisfying the shortfall. As of March 31, 2007, the remaining debt service obligation guaranteed by the Company was $389 million, of which $104 million was principal. To the extent that subsequent tax revenues exceed the debt service payments in subsequent periods, the Company would be reimbursed for any shortfalls it funded.

To date, tax revenues have exceeded the debt service payments for both the Celebration and Anaheim bonds.

ESPN STAR Sports, a joint-venture in which ESPN owns a 50% equity interest, has an agreement for global programming rights to International Cricket Council Events from 2007 through 2015. Under the terms of the agreement, ESPN and the other joint-venture partner have jointly guaranteed the programming rights obligation totaling $1.0 billion over the remaining term of the agreement.

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

SFAS 159

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 gives the Company the irrevocable option to carry most financial assets and liabilities at fair value, with changes in fair value recognized in earnings. SFAS 159 is effective for the Company’s 2009 fiscal year, although early adoption is permitted. The Company is currently assessing the potential effect of SFAS 159 on its financial statements.

SAB 108

In September 2006, the U.S. Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires that registrants quantify errors using both a

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 must be implemented by the end of the Company’s fiscal 2007. The Company does not currently expect the adoption of SAB 108 to have a material impact on its financial statements.

SFAS 158

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS 158). This statement requires recognition of the overfunded or underfunded status of defined benefit pension and other postretirement plans as an asset or liability in the statement of financial position and changes in that funded status to be recognized in comprehensive income in the year in which the changes occur. SFAS 158 also requires measurement of the funded status of a plan as of the date of the statement of financial position. The recognition provisions of SFAS 158 are effective for fiscal 2007, while the measurement date provisions are not effective until fiscal year 2009. If the Company had applied SFAS 158 at the end of fiscal 2006, using the Company’s June 30, 2006 actuarial valuation, we would have recorded a pre-tax charge to accumulated other comprehensive income totaling $509 million ($320 million after tax) representing the difference between the funded status of the plans based on the project benefit obligation and the amounts recorded on our balance sheet at September 30, 2006.

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

EITF 06-3

In June 2006, the FASB issued Emerging Issues Task Force Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (EITF 06-3). EITF 06-3 indicates that the presentation of taxes within the scope of this issue on either a gross or net basis is an accounting policy decision that should be disclosed. The Company’s policy is to present the taxes collected from customers and remitted to governmental authorities on a net basis.

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

Overview

Seasonality

Business Segment Results

Quarter Results

Six-Month Results

Other Financial Information

Financial Condition

Commitments and Contingencies

Other Matters

Market Risk

OVERVIEW

Our summary consolidated results are presented below:

	Quarter Ended			Six Months Ended
(in millions, except per share data)	March 31, 2007	April 1, 2006	Change	March 31, 2007	April 1, 2006	Change
Revenues	$8,073	$8,027	1%	$17,798	$16,881	5%
Costs and expenses	(6,540)	(6,841)	(4) %	(14,549)	(14,534)	—
Gains on sales of equity investments and business	—	—	nm	1,052	70	nm
Net interest expense	(130)	(145)	(10) %	(287)	(308)	(7) %
Equity in the income of investees	121	108	12%	242	219	11%

Income before income taxes and minority interests	1,524	1,149	33%	4,256	2,328	83%
Income taxes	(590)	(404)	46%	(1,616)	(833)	94%
Minority interests	(3)	(12)	(75) %	(8)	(28)	(71) %

Net income	$931	$733	27%	$2,632	$1,467	79%

Diluted earnings per share	$0.44	$0.37	19%	$1.24	$0.74	68%

Quarter Results

Revenues for the quarter increased 1%, or $46 million, to $8.1 billion. The increase was driven by the following:

•	increased guest spending and theme park attendance at Walt Disney World and Disneyland Resort Paris,
•

higher sales of ABC Studios (formerly Touchstone Television) productions, led by the returning series Desperate Housewives, Lost and Grey’s Anatomy and new series Ugly Betty, Brothers and Sisters and What About Brian,

•	higher affiliate and advertising revenues at ESPN,
•	higher earned royalties across multiple product categories at Merchandise Licensing, and
•	self-published unit volume growth at Disney Interactive Studios (formerly Buena Vista Games) driven by the release of the titles Meet the Robinsons and Spectrobes.

These increases were offset by the absence of the Super Bowl and three less College Bowl games at the ABC Television Network and lower international theatrical distribution revenues reflecting the strong performance of The

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)

Chronicles of Narnia: The Lion, The Witch and The Wardrobe and Chicken Little in the prior-year quarter, as well as fewer titles in release in the current quarter.

Net income for the quarter increased 27%, or $198 million, to $931 million. The increase was primarily due to higher affiliate and advertising revenues and lower costs at ESPN and improvements in domestic theatrical distribution driven by a better-performing slate of titles in the current quarter and lower distribution expense due to timing of releases.

Six-Month Results

Revenues for the six months increased 5%, or $917 million, to $17.8 billion. The increase was primarily due to the following:

•	increased DVD unit sales at home entertainment from the strong performance of Pirates of the Caribbean: Dead Man’s Chest and Disney/Pixar’s Cars,
•	increased guest spending and theme park attendance at Walt Disney World and Disneyland Resort Paris,
•	strong international and DVD sales of ABC Studios productions, and
•	higher affiliate and advertising revenues at ESPN.

These increases were partially offset by the absence of Monday Night Football and the Super Bowl and three fewer College Bowl games at the ABC Television Network and lower worldwide theatrical distribution revenues reflecting the strong performance of The Chronicles of Narnia: The Lion, The Witch and The Wardrobe and Chicken Little in the prior six-month period.

Net income for the six months increased by $1.2 billion to $2.6 billion due to gains on sales of equity investments, growth in worldwide home entertainment and growth at ESPN and the international Disney Channels.

Diluted earnings per share increased to $1.24 from $0.74 in the six-month period. Results for the current and prior-year six months included the net favorable impact of the items summarized in the following tables (amounts in millions, except for per share data):

Favorable/(unfavorable) impact	Six Months Ended March 31, 2007
	Pre-Tax	Net Income	Diluted EPS
Gain on sale of equity investment in E! Entertainment Television	$780	$487	$0.23
Gain on sale of equity investment in Us Weekly	272	170	0.08
Equity-based compensation plan modification charge	(48)	(30)	(0.01)

Total	$1,004	$627	$0.30

	Six Months Ended April 1, 2006
	Pre-Tax	Net Income	Diluted EPS
Gains on sales of a cable television equity investment in Spain and the Discover Magazine business	$70	$44	$0.02

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)

SEASONALITY

The Company’s businesses are subject to the effects of seasonality. Consequently, the operating results for the quarter and six months ended March 31, 2007 for each business segment, and for the Company as a whole, are not necessarily indicative of results to be expected for the full year.

Media Networks advertising revenues are typically somewhat higher during the fall and somewhat lower during the summer months. Affiliate revenues are typically collected ratably throughout the year. Recognition of certain affiliate revenues at ESPN is deferred until annual programming commitments are met. These commitments are typically satisfied during the second half of the Company’s fiscal year which generally results in higher revenue recognition during that period.

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

Consumer Products revenues are influenced by seasonal consumer purchasing behavior and by the timing and performance of animated theatrical releases.

BUSINESS SEGMENT RESULTS

The Company evaluates the performance of its operating segments based on segment operating income, which is shown below along with segment revenues:

	Quarter Ended			Six Months Ended
(in millions)	March 31, 2007	April 1, 2006	Change	March 31, 2007	April 1, 2006	Change
Revenues:
Media Networks	$3,561	$3,551	—	$7,472	$7,225	3%
Parks and Resorts	2,446	2,251	9%	4,935	4,653	6%
Studio Entertainment	1,550	1,774	(13) %	4,183	3,819	10%
Consumer Products	516	451	14%	1,208	1,184	2%

	$8,073	$8,027	1%	$17,798	$16,881	5%

Segment operating income:
Media Networks	$1,175	$969	21%	$1,925	$1,575	22%
Parks and Resorts	254	214	19%	659	589	12%
Studio Entertainment	235	147	60%	839	275	>100%
Consumer Products	125	104	20%	360	374	(4) %

	$1,789	$1,434	25%	$3,783	$2,813	34%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)

The following table reconciles segment operating income to income before income taxes and minority interests:

	Quarter Ended			Six Months Ended
(in millions)	March 31, 2007	April 1, 2006	Change	March 31, 2007	April 1, 2006	Change

Segment operating income	$1,789	$1,434	25%	$3,783	$2,813	34%
Corporate and unallocated shared expenses	(132)	(138)	(4) %	(238)	(242)	(2) %
Amortization of intangible assets	(3)	(2)	50%	(6)	(5)	20%
Equity-based compensation plan modification charge	—	—	—	(48)	—	nm
Gains on sales of equity investments and business	—	—	—	1,052	70	nm
Net interest expense	(130)	(145)	(10) %	(287)	(308)	(7) %

Income before income taxes and minority interests	$1,524	$1,149	33%	$4,256	$2,328	83%

Depreciation expense is as follows:

	Quarter Ended			Six Months Ended
(in millions)	March 31, 2007	April 1, 2006	Change	March 31, 2007	April 1, 2006	Change

Media Networks
Cable Networks	$22	$19	16%	$42	$39	8%
Broadcasting	25	26	(4) %	50	51	(2) %

Total Media Networks	47	45	4%	92	90	2%

Parks and Resorts
Domestic	197	200	(2) %	396	409	(3) %
International	73	68	7%	147	136	8%

Total Parks and Resorts	270	268	1%	543	545	—

Studio Entertainment	5	6	(17) %	16	11	45%
Consumer Products	4	5	(20) %	9	10	(10) %
Corporate	33	31	6%	66	65	2%

Total depreciation expense	$359	$355	1%	$726	$721	1%

Business Segment Results – Quarter Results

Media Networks

The following table provides supplemental revenue and segment operating income detail for the Media Networks segment:

	Quarter Ended			Six Months Ended
(in millions)	March 31, 2007	April 1, 2006	Change	March 31, 2007	April 1, 2006	Change

Revenues:
Cable Networks	$1,899	$1,772	7%	$3,991	$3,637	10%
Broadcasting	1,662	1,779	(7) %	3,481	3,588	(3) %

	$3,561	$3,551	—	$7,472	$7,225	3%

Segment operating income:
Cable Networks	$963	$809	19%	$1,416	$1,181	20%
Broadcasting	212	160	33%	509	394	29%

	$1,175	$969	21%	$1,925	$1,575	22%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)

Revenues

Media Networks revenues were flat at $3.6 billion, consisting of a 7% increase, or $127 million, at the Cable Networks offset by a 7% decrease, or $117 million, at Broadcasting.

Increased Cable Networks revenues were primarily due to growth of $45 million from cable and satellite operators, $30 million from advertising revenues and $52 million in other revenues. Revenues from cable and satellite operators are generally derived from fees charged on a per subscriber basis, and the increase in the current quarter was due to contractual rate increases primarily at ESPN and subscriber growth at ESPN and at the international Disney Channels. These increases were partially offset by higher revenue deferrals at ESPN due to annual programming commitments in new affiliate contract provisions. The deferred revenues are expected to be recognized in the second half of the year. Increased advertising revenue was driven by higher advertising rates at ESPN. The increase in other revenues reflected a settlement of a claim in the bankruptcy of a distributor and higher DVD sales.

Certain of the Company’s existing contracts with cable and satellite operators include annual programming commitments. In these cases, revenue subject to the commitment is deferred until the annual commitments are satisfied which generally results in revenue shifting from the first half of the year to the second half. During the quarter, the Company deferred revenues of $227 million related to these commitments compared to $142 million in the prior-year quarter. The increase in deferred revenue was primarily due to annual programming commitments in new affiliate contract provisions.

Decreased Broadcasting revenues were primarily due to a decline at the ABC Television Network, partially offset by strong international and domestic syndication sales of ABC Studios productions, led by the returning series Desperate Housewives, Lost, and Grey’s Anatomy, and new series Ugly Betty, Brothers and Sisters and What About Brian. The decline at the ABC Television Network reflected the absence of the Super Bowl, three less College Bowl games and fewer hours of other sports programming. In primetime, lower ratings were essentially offset by higher sold inventory and higher advertising rates.

Costs and Expenses

Costs and expenses, which consist primarily of programming rights costs, production cost amortization, distribution and marketing expenses, labor costs and general and administrative costs, decreased 7%, or $178 million, to $2.5 billion consisting of a 10% decrease, or $166 million, at Broadcasting and a 1% decrease, or $12 million, at the Cable Networks. The decrease at Broadcasting was due to lower sports programming costs, partially offset by higher production cost amortization related to the sales of ABC Studios productions and higher costs for the Disney mobile phone service. The decrease at Cable Networks reflected a decrease at ESPN due to the airing of one fewer regular season National Football League (NFL) game and the benefit of the transition of ESPN’s mobile phone operations to a licensing model, partially offset by higher programming and other costs at the international Disney Channels.

Sports Programming Costs

The Company has various contractual commitments for the purchase of television rights for sports and other programming, including the NFL, NASCAR, Major League Baseball, various college football and basketball conferences and football bowl games and the National Basketball Association. The costs of these contracts have increased significantly in recent years. We enter into these contractual commitments with the expectation that, over the life of the contracts, revenue from advertising during the programming and affiliate fees will exceed the costs of the programming. While contract costs may initially exceed incremental revenues and negatively impact operating income, it is our expectation that the combined value to our networks from all of these contracts will result in long-term benefits. The actual impact of these contracts on the Company’s results over the term of the contracts is dependent upon a number of factors, including the strength of advertising markets, effectiveness of marketing efforts and the size of viewer audiences.

Segment Operating Income

Segment operating income increased 21%, or $206 million, to $1.2 billion for the quarter due to an increase of $154 million at the Cable Networks and $52 million at Broadcasting. The increase at Cable Networks was primarily due

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)

to increases at ESPN and the international Disney Channels. The increase at Broadcasting was due to fewer hours of sports programming and strong international and domestic syndication sales of ABC Studios productions. Also included in segment operating income is income from equity investees of $120 million for the quarter compared to $101 million in the prior-year quarter.

ABC Radio Disposition

On February 6, 2006, the Company and Citadel Broadcasting Corporation (Citadel) announced an agreement to merge the ABC Radio business, which consists of 22 of the Company’s owned radio stations and the ABC Radio Network, with Citadel. The ESPN Radio and Radio Disney networks and station businesses are not included in the transaction. The merger is expected to occur after the ABC Radio business is distributed to Disney shareholders (the Distribution), which is expected to be completed through a spin-off. The agreement was subsequently amended on November 19, 2006. Under the amended terms, (i) Disney’s shareholders are expected to collectively receive approximately 57% of Citadel’s common stock post-merger, and (ii) the Company expects to retain between $1.10 billion and $1.35 billion in cash, depending upon the market price of Citadel’s common stock over a measurement period ending prior to the closing. This cash will be obtained from loan proceeds raised by ABC Radio from third-party lenders prior to the Distribution. If the market price of Citadel’s common stock over the measurement period were the same as Citadel’s stock price on May 4, 2007, the Company estimates the aggregate value of the retained cash and Citadel common stock to be received by Disney shareholders would be approximately $2.4 billion. The amended agreement provides that the closing will occur no earlier than May 31, 2007, unless Citadel elects to close at an earlier date subject to closing conditions within the merger agreement. The closing is also subject to regulatory approvals, and that either party may terminate the agreement if the closing does not occur by June 15, 2007. Once the Distribution has occurred, the Company will report the results of the ABC Radio business for the current and prior periods separately as discontinued operations. The Company expects that there will be no gain or loss on distribution. As of March 31, 2007, the net assets of the ABC Radio business were approximately $1.4 billion.

Parks and Resorts

Revenues

Revenues at Parks and Resorts increased 9%, or $195 million, to $2.4 billion due to increases of $135 million at our domestic resorts and $60 million at our international resorts.

Domestic Parks and Resorts

At our domestic parks and resorts, revenue growth was primarily due to increased guest spending and theme park attendance at Walt Disney World and, to a lesser extent, Disneyland Resort. Increased guest spending reflected higher average ticket prices and higher average daily room rates. Additionally, higher vacation ownership sales at Walt Disney World contributed to revenue growth.

The following table presents attendance, per capita theme park guest spending and hotel statistics for our domestic properties:

	East Coast		West Coast		Total Domestic
	Quarter Ended		Quarter Ended		Quarter Ended
	March 31, 2007	April 1, 2006	March 31, 2007	April 1, 2006	March 31, 2007	April 1, 2006
Parks (Increase/decrease)
Attendance	7%	3%	1%	15%	6%	6%
Per Capita Guest Spending	3%	(4)%	3%	8%	3%	(1)%
Hotels
Occupancy	88%	85%	87%	89%	88%	85%
Available Room Nights (in thousands)	2,157	2,217	202	202	2,359	2,419
Per Room Guest Spending	$224	$216	$294	$262	$230	$220

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)

Per room guest spending consists of the average daily hotel room rate as well as guest spending on food, beverages and merchandise at the hotels.

International Parks and Resorts

At our international parks and resorts, revenue growth was due to the favorable impact of foreign currency translation as a result of the weakening of the U.S. dollar against the Euro and higher theme park attendance, guest spending, and hotel occupancy at Disneyland Resort Paris. These revenue increases were partially offset by lower guest spending and theme park attendance at Hong Kong Disneyland Resort.

Costs and Expenses

Costs and expenses, which consist principally of labor, costs of merchandise, food and beverages sold, depreciation, repairs and maintenance, entertainment, and marketing and sales expense, increased 8%, or $155 million. The increase in costs and expenses primarily reflected increases at Walt Disney World and at Disneyland Resort Paris. The increase at Walt Disney World was primarily due to labor cost inflation, new guest offerings, increased marketing, and volume-related costs, partially offset by lower pension and postretirement medical costs. The increase at Disneyland Resort Paris was driven by the unfavorable impact of foreign currency translation as a result of the weakening of the U.S. dollar against the Euro, volume-related costs, marketing, and labor cost inflation.

Segment Operating Income

Segment operating income increased 19%, or $40 million, to $254 million, reflecting increases at Disneyland Resort Paris, Disneyland Resort and Walt Disney World, partially offset by a decline at Hong Kong Disneyland Resort.

Studio Entertainment

Revenues

Revenues decreased 13%, or $224 million, to $1.6 billion primarily due to a decrease of $155 million in international theatrical distribution reflecting the strong performance of The Chronicles of Narnia: The Lion, The Witch and The Wardrobe and Chicken Little in the prior-year quarter and fewer titles in release in the current quarter.

Cost and Expenses

Costs and expenses, which consist primarily of production cost amortization, distribution and marketing expenses, product costs, and participation costs, decreased 19%, or $312 million, primarily due to decreases in both international and domestic theatrical distribution.

Lower costs and expenses in international theatrical distribution were primarily due to lower distribution and participation expense and decreased production cost amortization resulting from fewer titles in the current quarter. The decrease in domestic theatrical distribution was driven by lower production cost amortization and the timing of distribution expenses.

Segment Operating Income

Segment operating income increased 60% to $235 million primarily due to an improvement at domestic theatrical distribution.

Consumer Products

Revenues

Revenues for the quarter increased 14%, or $65 million, to $516 million, primarily due to increases of $31 million at Merchandise Licensing and $31 million at Disney Interactive Studios. Growth at Merchandise Licensing was due to higher earned royalties across multiple product categories, which included the strong performance of Cars merchandise. Growth at Disney Interactive Studios was due to the release of the self-published titles Meet the Robinsons and Spectrobes.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)

Costs and Expenses

Costs and expenses increased 11%, or $38 million, primarily due to higher cost of goods sold, product development spending and marketing costs at Disney Interactive Studios.

Operating Income

Segment operating income increased 20%, or $21 million, to $125 million, primarily due to higher earned royalties at Merchandise Licensing.

Business Segment Results – Six Month Results

Media Networks

Revenues

Media Networks revenues increased 3%, or $247 million, to $7.5 billion, consisting of a 10% increase, or $354 million, at the Cable Networks partially offset by a 3% decrease, or $107 million, at Broadcasting.

Increased Cable Networks revenues were primarily due to growth of $137 million from cable and satellite operators, $84 million from advertising revenues and $133 million from other revenues. The increase in cable and satellite operator revenues was driven by contractual rate increases, primarily at ESPN, and subscriber growth at the international Disney Channels and ESPN. These increases were partially offset by higher revenue deferrals at ESPN driven by annual programming commitments in new affiliate contract provisions. For the six months ended March 31, 2007, the Company deferred revenues of $408 million related to these commitments compared to $263 million in the prior-year period. Increased advertising revenue was driven by an increase at ESPN primarily due to higher sales of Monday Night Football (which moved to ESPN from the ABC Television Network) compared to Sunday Night Football in the prior year and at the domestic Disney/ABC Cable Networks. Higher other revenues were driven by DVD sales, primarily High School Musical, and the settlement of a claim in the bankruptcy of a distributor.

The decrease in Broadcasting revenues was primarily due to a decrease in advertising revenue at the ABC Television Network due to the absence of Monday Night Football and the Super Bowl, three fewer College Bowl games and fewer hours of other sports programming. This decrease was partially offset by increased sales of ABC Studios productions and higher political advertising revenue at the owned television stations. Increased sales of ABC Studios productions reflected higher international and DVD sales of the hit dramas Desperate Housewives, Lost and Grey’s Anatomy.

Costs and Expenses

Costs and expenses decreased 1%, or $70 million, to $5.8 billion consisting of a 7% decrease, or $218 million, at Broadcasting partially offset by a 6% increase, or $148 million, at the Cable Networks. The decrease at Broadcasting was due to lower sports programming costs, partially offset by increases in other programming and production cost amortization (including the cost to replace sports programming) and higher costs for the Disney mobile phone service. The increase at Cable Networks was primarily due to increased costs at ESPN driven by higher programming costs for Monday Night Football compared to Sunday Night Football in the prior year, partially offset by the benefit from the transition of ESPN’s mobile phone operations to a licensing model.

Segment Operating Income

Segment operating income increased 22%, or $350 million, to $1.9 billion for the six months due to increases of $235 million at the Cable Networks and $115 million at Broadcasting. The increase at the Cable Networks was due primarily to growth at ESPN, the international Disney Channels and the domestic Disney/ABC Cable Networks. The increase at Broadcasting was due to fewer hours of sports programming at the ABC Television Network, higher sales of ABC Studios productions, and higher revenues at the owned television stations, partially offset by higher costs associated with the Disney mobile phone service. Also included in segment operating income is income from equity investees of $241 million for the six months compared to $208 million in the prior-year.

Parks and Resorts

Revenues

Revenues at Parks and Resorts increased 6%, or $282 million, to $4.9 billion due to increases of $200 million at our domestic resorts and $82 million at our international resorts.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)

Domestic Parks and Resorts

At our domestic parks and resorts, revenue growth was primarily due to increased guest spending, theme park attendance, and vacation club ownership sales at Walt Disney World. Increased guest spending was due to higher ticket prices, increased food, beverage and merchandise spending, and higher average room rates.

The following table presents attendance, per capita theme park guest spending and hotel statistics for our domestic properties:

	East Coast		West Coast		Total Domestic
	Six Months Ended		Six Months Ended		Six Months Ended
	March 31, 2007	April 1, 2006	March 31, 2007	April 1, 2006	March 31, 2007	April 1, 2006
Parks (Increase/decrease)
Attendance	5%	4%	(2)%	17%	3%	8%
Per Capita Guest Spending	5%	(1)%	1%	13%	4%	3%
Hotels
Occupancy	86%	84%	90%	92%	87%	85%
Available Room Nights (in thousands)	4,300	4,415	405	404	4,705	4,819
Per Room Guest Spending	$ 220	$ 214	$ 290	$ 272	$ 226	$ 219

Per room guest spending consists of the average daily hotel room rate as well as guest spending on food, beverages and merchandise at the hotels.

International Parks and Resorts

At our international parks and resorts, revenue growth was primarily due to the favorable impact of foreign currency translation as a result of the weakening of the U.S. dollar against the Euro, and higher theme park attendance, guest spending, and hotel occupancy at Disneyland Resort Paris. These revenue increases were partially offset by lower theme park attendance and guest spending at Hong Kong Disneyland Resort.

Costs and Expenses

Costs and expenses increased 5%, or $212 million. The increase in costs and expenses primarily reflected increases at Walt Disney World and at Disneyland Resort Paris. The increase at Walt Disney World was primarily due to labor cost inflation, new guest offerings, increased marketing, and volume-related costs, partially offset by lower pension and postretirement medical costs. The increase at Disneyland Resort Paris was driven by the unfavorable impact of foreign currency translation as a result of the weakening of the U.S. dollar against the Euro, labor cost inflation, marketing, and volume-related costs.

Segment Operating Income

Segment operating income increased 12%, or $70 million, to $659 million, primarily due to increases at Walt Disney World and Disneyland Resort Paris, partially offset by a decline at Hong Kong Disneyland Resort.

Studio Entertainment

Revenues

Revenues increased 10%, or $364 million, to $4.2 billion primarily due to an increase of $664 million in worldwide home entertainment partially offset by a decrease of $366 million in worldwide theatrical distribution.

The increase in worldwide home entertainment revenues was primarily due to increased DVD unit sales resulting from the strong performance of current-period titles including Pirates of the Caribbean: Dead Man’s Chest, Disney/Pixar’s Cars and Little Mermaid Platinum release. Lower worldwide theatrical distribution revenues were

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)

primarily due to the strong performance of The Chronicles of Narnia: The Lion, The Witch and The Wardrobe and Chicken Little in the prior-year six months compared to the current period titles, which included Déjà vu and Wild Hogs.

Costs and Expenses

Costs and expenses decreased 6%, or $200 million primarily due to a decrease in worldwide theatrical distribution partially offset by an increase in worldwide home entertainment.

Lower costs and expenses in worldwide theatrical distribution were driven by lower distribution costs, participation costs, production cost amortization and film cost write-downs. Distribution costs were lower as the prior-year period included higher profile films that had extensive marketing campaigns. The decrease in participation costs and production cost amortization was driven by the strong prior-year performance including The Chronicles of Narnia: The Lion, The Witch and The Wardrobe. The increase at worldwide home entertainment was driven by higher participation costs and production cost amortization due to increased unit sales in the current-period.

Segment Operating Income

Segment operating income increased $564 million, to $839 million, due to an improvement at worldwide home entertainment.

Consumer Products

Revenues

Revenues increased 2%, or $24 million, to $1.2 billion, primarily due to higher earned royalties across multiple product categories at Merchandise Licensing, which included the strong performance of Cars merchandise. Higher revenues were partially offset by lower contractual minimum guarantee revenues.

Costs and Expenses

Costs and expenses increased 3%, or $28 million, driven by an increase at Disney Interactive Studios due to increased product development spending.

Operating Income

Segment operating income decreased 4%, or $14 million, to $360 million, as higher earned royalties at Merchandise Licensing were more than offset by lower contractual minimum guarantee revenues and increased product development spending at Disney Interactive Studios.

OTHER FINANCIAL INFORMATION

Net Interest Expense

Net interest expense is as follows:

	Quarter Ended		Change		Six Months Ended		Change
(in millions)	March 31, 2007	April 1, 2006			March 31, 2007	April 1, 2006
Interest expense	$(167)	$(187)	(11	) %	$(355)	$(368)	(4) %
Interest and investment income	37	42	(12	) %	68	60	13%

Net interest expense	$(130)	$(145)	(10	) %	$(287)	$(308)	(7) %

Interest expense decreased 11% for the quarter and 4% for the six months driven by lower average debt balances. For the six months, lower interest expense was partially offset by the write-off of remaining debt issuance costs for quarterly interest bonds, which were redeemed during the first quarter of fiscal 2007.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)

Interest and investment income increased for the six months primarily due to increased interest income from higher cash balances, partially offset by a $12 million recovery in the second quarter of fiscal 2006 in connection with the Company’s leveraged lease investment with United Airlines which had been written off previously.

Income Taxes

The effective income tax rate is as follows:

	Quarter Ended		Change	Six Months Ended		Change
	March 31, 2007	April 1, 2006		March 31, 2007	April 1, 2006
Effective Income Tax Rate	38.7%	35.2%	3.5 ppt	38.0%	35.8%	2.2 ppt

The effective income tax rate increased for the quarter and six months due to an adjustment to previously recognized tax benefits with respect to Hong Kong Disneyland and a reduction in the benefit from the exclusion of certain foreign source income.

The exclusion of certain foreign source income was repealed on a phase-out basis as part of the American Jobs Creation Act of 2004. No exclusion is available for transactions originating after the first quarter of fiscal 2007.

Minority Interests

Minority interest expense is as follows:

	Quarter Ended		Change	Six Months Ended		Change
(in millions)	March 31, 2007	April 1, 2006		March 31, 2007	April 1, 2006
Minority interest expense	$ (3)	$ (12)	(75) %	$ (8)	$ (28)	(71) %

Minority interest expense decreased for the quarter and the six months due to the impact of increased losses at Hong Kong Disneyland, partially offset by the impacts of increased profits at ESPN and decreased losses at Disneyland Resort Paris. The minority interest impact is determined on income after royalties, financing costs and income taxes.

FINANCIAL CONDITION

The change in cash and cash equivalents is as follows:

	Six Months Ended		Change
(in millions)	March 31, 2007	April 1, 2006
Cash provided by operations	$2,760	$2,181	$579
Cash provided by (used by) investing activities	950	(383)	1,333
Cash used by financing activities	(3,939)	(1,490)	(2,449)

Increase (decrease) in cash and cash equivalents	$(229)	$308	$(537)

Operating Activities

Cash provided by operations increased by $579 million to $2.8 billion primarily due to higher operating performance at Studio Entertainment and Media Networks and lower NFL payments, partially offset by higher income tax payments due to the strong operating performance.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)

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

The Company’s film and television production and programming activity for the six months ended March 31, 2007 and April 1, 2006 are as follows:

	Six Months Ended
(in millions)	March 31, 2007	April 1, 2006
Beginning balances:
Production and programming assets	$5,650	$5,937
Programming liabilities	(1,118)	(1,083)

	4,532	4,854

Spending:
Film and television production	1,457	1,541
Broadcast programming	2,278	2,409

	3,735	3,950

Amortization:
Film and television production	(1,762)	(1,772)
Broadcast programming	(2,011)	(2,338)

	(3,773)	(4,110)

Change in film and television production and programming costs	(38)	(160)
Other non-cash activity	91	(31)

Ending balances:
Production and programming assets	5,808	5,859
Programming liabilities	(1,223)	(1,196)

	$4,585	$4,663

Investing Activities

Cash provided by investing activities during the six months ended March 31, 2007 of $950 million was due to proceeds from the sales of our interests in E! Entertainment Television and Us Weekly, totaling $1.5 billion, and from sales of fixed assets, partially offset by investments in parks, resorts and other property and acquisitions. During the six months ended March 31, 2007, the Company invested $546 million in parks, resorts and other properties as follows:

	Six Months Ended
(in millions)	March 31, 2007	April 1, 2006
Media Networks	$73	$73
Parks and Resorts
Domestic	269	224
International	127	120

Total Parks and Resorts	396	344

Studio Entertainment	34	16
Consumer Products	11	4
Corporate	32	25

	$546	$462

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)

Capital expenditures for the Parks and Resorts segment are principally for new rides and attractions and recurring capital improvements. The increase in capital expenditures at the domestic parks and resorts was primarily due to new rides and attractions at Disneyland Resort including the Finding Nemo Submarine Voyage.

Financing Activities

Cash used in financing activities during the six months ended March 31, 2007 of $3.9 billion primarily reflected share repurchases, repayments of borrowings and dividends, partially offset by proceeds from the exercise of stock options.

During the six months ended March 31, 2007, the Company’s borrowing activity was as follows:

	September 30, 2006	Additions	Payments	Other Activity	March 31, 2007
Commercial paper borrowings	$839	$134	$—	$—	$973
U.S. medium-term notes	6,499	—	(750)	—	5,749
Convertible senior notes	1,323	—	—	—	1,323
Other U.S. dollar denominated debt	305	—	(305)	—	—
Privately placed debt	54	—	(54)	—	—
European medium-term notes	191	—	—	—	191
Preferred stock	353	—	—	(5)	348
Capital Cities/ABC debt	183	—	—	(1)	182
Film financing	276	184	(132)	—	328
Other	260	2	(19)	(21)	222
Euro Disney borrowings (1)	2,172	—	—	134	2,306
Hong Kong Disneyland borrowings	1,070	—	—	(3)	1,067

Total	$13,525	$320	$(1,260)	$104	$12,689

(1)	Other activity included a $108 million increase from foreign currency translation as a result of the weakening of the U.S. dollar against the Euro.

The Company’s bank facilities as of March 31, 2007 were as follows:

(in millions)	Committed Capacity	Capacity Used	Unused Capacity
Bank facilities expiring 2010	$2,250	$—	$2,250
Bank facilities expiring 2011	2,250	212	2,038

Total	$4,500	$212	$4,288

These bank facilities allow for borrowings at LIBOR-based rates plus a spread which ranges from 0.175% to 0.75% depending on the amount borrowed and the Company’s public debt rating. As of March 31, 2007, the Company had not borrowed under these bank facilities although $212 million of letters of credit had been issued under the facility expiring in 2011.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)

During the six months ended March 31, 2007, the Company repurchased 96 million shares of Disney common stock for $3.3 billion. On May 1, 2007, the Board of Directors of the Company increased the share repurchase authorization to a total of 400 million shares. The repurchase program does not have an expiration date.

We believe that the Company’s financial condition is strong and that its cash balances, other liquid assets, operating cash flows, access to debt and equity capital markets and borrowing capacity, taken together, provide adequate resources to fund ongoing operating requirements and future capital expenditures related to the expansion of existing businesses and development of new projects. However, the Company’s operating cash flow and access to the capital markets can be impacted by macroeconomic factors outside of its control. In addition to macroeconomic factors, the Company’s borrowing costs can be impacted by short and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on the Company’s performance as measured by certain credit metrics such as interest coverage and leverage ratios. As of March 31, 2007, Moody’s Investors Service’s long and short-term debt ratings for the Company were A3 and P-2, respectively, with outlook under review; and Standard & Poor’s long and short-term debt ratings for the Company were A- and A-2, respectively, with positive outlook. In January 2007, Moody’s Investors Service placed Disney’s ratings on review for an upgrade. The Company’s bank facilities contain only one financial covenant, relating to interest coverage, which the Company met on March 31, 2007, by a significant margin. The Company’s bank facilities also specifically exclude certain entities, such as Euro Disney and Hong Kong Disneyland, from any representations, covenants or events of default.

Hong Kong Disneyland is subject to semi-annual financial performance covenants under its commercial term loan and revolving credit facility agreement. The commercial term loan had a balance of approximately $294 million on March 31, 2007. The revolving credit facility has not been drawn on to date. In July 2006, lenders under the commercial term loan and revolving credit facility agreement provided a waiver to these covenants for the September 30, 2006 and March 31, 2007 measurement dates. The revolving credit facility will not be available for the period the waiver is in effect. The covenants will be in effect for the September 30, 2007 measurement date.

In anticipation of the prospect that the covenants will not be met at that date, and that Hong Kong Disneyland may require alternative sources of financing to meet its operating and development needs, Hong Kong Disneyland is currently engaged in discussions with the Company and Hong Kong Disneyland’s majority shareholder (the Government of the Hong Kong Special Administrative Region) regarding financing arrangements that will assist in meeting these needs. The Company expects that such financing likely would include additional investment by the Company. Although there can be no assurance that acceptable financial arrangements can be obtained prior to September 30, 2007, management currently expects that Hong Kong Disneyland will be successful in developing financial arrangements necessary to meet its financial and development needs.

Euro Disney has covenants under its debt agreements that limit its investment and financing activities. Beginning with fiscal year 2006, Euro Disney must also meet financial performance covenants that necessitate improvements to its operating margin.

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

Costs of film and television productions and programming rights for our broadcast businesses and cable networks are subject to valuation adjustments pursuant to applicable accounting rules. The net realizable value of the television broadcast program licenses and rights are reviewed using a daypart methodology. A daypart is defined as

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)

an aggregation of programs broadcast during a particular time of day or programs of a similar type. The Company’s day parts are: early morning, daytime, late night, primetime, news, children, and sports (includes network and cable). The net realizable values of other cable programming assets are reviewed on an aggregated basis for each cable channel. Estimated values are based upon assumptions about future demand and market conditions. If actual demand or market conditions are less favorable than our projections, film, television and programming cost write-downs may be required.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)

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

To determine the fair value of our reporting units, we generally use a present value technique (discounted cash flow) corroborated by market multiples when available and as appropriate. The factor most sensitive to change with respect to our discounted cash flow analyses is the estimated future cash flows of each reporting unit which is, in turn, sensitive to our estimates of future revenue growth and margins for these businesses. If actual revenue growth and/or margins are lower than our expectations, the impairment test results could differ. A present value technique was not used to determine the fair value of the ABC Television Network, a business within the Television Broadcasting reporting unit within the Media Networks operating segment. To determine the fair value of the ABC Television Network, we used a revenue multiple, as a present value technique would not capture the full fair value of the ABC Television Network and there is little comparable market data available due to the scarcity of television networks. If there were a publicly disclosed sale of a comparable network, this may provide better market information with which to estimate the value of the ABC Television Network and could impact our impairment assessment. We applied what we believe to be the most appropriate valuation methodology for each of the reporting units. If we had established different reporting units or utilized different valuation methodologies, the impairment test results could differ.

SFAS 142 requires the Company to compare the fair value of other indefinite-lived intangible assets to its carrying amount. If the carrying amount of other indefinite-lived intangible assets exceeds its fair value, an impairment loss is recognized. Fair values for goodwill and other indefinite-lived intangible assets are determined based on discounted cash flows, market multiples, or appraised values as appropriate.

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

Income Tax Audits

As a matter of course, the Company is regularly audited by federal, state and foreign tax authorities. From time to time, these audits result in proposed assessments. Our estimates of potential liability related to income tax audits are made in consultation with outside tax and legal counsel where appropriate and are based upon the expected outcome of proceedings (or negotiations) with taxing and legal authorities in consideration of applicable tax statutes and related interpretations and precedents. The actual outcome of such proceedings and the ultimate actual liability borne by the Company are subject to change based on a number of factors, including the Company’s decision to settle rather than litigate a matter, relevant legal precedent related to similar matters and the Company’s success in supporting its filing positions with taxing authorities.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)

Stock Option Compensation Expense

Compensation expense for stock options is estimated on the date of grant using the binomial valuation option-pricing model. In the second quarter of fiscal 2007, the weighted average assumptions used in the binomial valuation model were 26% for the expected volatility, 1.38 for the expected exercise multiple (the multiple of exercise price to grant price at which exercises are expected to occur on average), 7.4% for the expected termination rate and 4.6 years for the expected life. Although the initial fair value of stock options is not adjusted after the grant date, changes in the Company’s assumptions may change the estimated fair value of and therefore, the expense related to future stock option grants. The assumptions that cause the greatest variation in fair value in the binomial valuation model are the assumed volatility and expected exercise multiple. Increases or decreases in either the assumed volatility or expected exercise multiple will cause the binomial option value to increase or decrease, respectively.

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

Based on their evaluation as of March 31, 2007, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

On October 19, 2006, the parties stipulated to SSI’s filing its Fourth Amended Answer and Counterclaims (Fourth Amended Answer) seeking (a) to invalidate the Hunt termination notice, (b) to terminate the Company’s rights vis-à-vis SSI, and (c) damages in excess of two billion dollars, among other relief. That stipulation also provided that Hunt and the Company need not respond to the Fourth Amended Answer until the conclusion of two events: the state court appeal in Stephen Slesinger, Inc. v. The Walt Disney Company, and the trial in the District Court on the validity of the Hunt termination notice. SSI then sought to withdraw both the Fourth Amended Answer and its stipulation, but on November 3, 2006, the District Court denied that request. SSI’s motion for summary judgment on the validity of Hunt’s 2002 attempt to recapture E. H. Shepard’s rights was granted on February 15, 2007, and thereafter, on March 27, 2007, the District Court dismissed as moot all claims against Hunt and three of SSI’s counterclaims against the Company related to the Company’s agreements with Milne and Hunt concerning the termination and disposition of their rights. In a related development, on January 23, 2007, the Company received notice of a petition by SSI in the United States Patent and Trademark Office seeking, among other things, cancellation of certain Pooh trademark registrations, relief that is effectively duplicative of that sought in the Fourth Amended Answer and, on that ground on February 27, 2007, the Patent and Trademark office granted the Company’s request to suspend the proceeding.

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

ITEM 1A.  Risk Factors

The Private Securities Litigation Reform Act of 1995 (the Act) provides a safe harbor for “forward-looking statements” made by or on behalf of the Company. We may from time to time make written or oral statements that are “forward-looking” including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to our shareholders. All forward-looking statements are made on the basis of management’s views and assumptions regarding future events and business performance as of the time the statements are made and the Company does not undertake any obligation to update its disclosure relating to forward looking matters. Actual results may differ materially from those expressed or implied. Such differences may result from actions taken by the Company, including restructuring or strategic initiatives (including capital investments or asset acquisitions or dispositions), as well as from developments beyond the Company’s control, including: adverse weather conditions or natural disasters; health concerns; international, political or military developments; technological developments; and changes in domestic and global economic conditions, competitive conditions and consumer preferences. Such developments may affect travel and leisure businesses generally and may, among other things, affect the performance of the Company’s theatrical and home entertainment releases, the advertising market for broadcast and cable television programming, expenses of providing medical and pension benefits, demand for our products and performance of some or all company businesses either directly or through their impact on those who distribute our products. Additional factors are in the 2006 Annual Report on Form 10-K, as updated below, and in subsequent reports on Form 10-Q under the Item 1A, “Risk Factors.”

The following statement updates the corresponding risk factor included in the Company’s 2006 Annual Report on Form 10-K.

A variety of uncontrollable events may reduce demand for our products and services or impair our ability to provide or increase the cost of providing products and services.

Demand for our products and services, particularly our theme parks and resorts, is highly dependent on the general environment for travel and tourism. The environment for travel and tourism, as well as demand for other entertainment products, can be significantly adversely affected in the United States, globally or in specific regions as a result of a variety of factors beyond our control, including: adverse weather conditions or natural disasters (such as excessive heat or rain, hurricanes and earthquakes); health concerns; international, political or military developments; and terrorist attacks. These events, and others such as fluctuations in travel and energy costs and computer virus attacks or other widespread computing or telecommunications failures, may also damage our ability to provide our products and services or to obtain insurance coverage with respect to these events. We obtain insurance against the risk of losses relating to some but not all of these events, and when insurance is obtained it is subject to deductibles, exclusions and caps. The types and levels of coverage we obtain vary from time to time depending on our view of the likelihood of specific types and levels of loss in relation to the cost of obtaining coverage for such types and levels of loss.

PART II.  OTHER INFORMATION (continued)

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended March 31, 2007:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
December 31, 2006 – January 31, 2007	14,669,302	$34.70	14,567,600	162 million
February 1, 2007 – February 28, 2007	16,834,428	$34.84	16,730,800	146 million
March 1, 2007 – March 31, 2007	35,455,533	$34.30	35,330,900	110 million

Total	66,959,263	$34.52	66,629,300	110 million

(1)

329,963 shares were purchased on the open market to provide shares to participants in the Walt Disney Investment Plan (WDIP) and Employee Stock Purchase Plan (ESPP). These purchases were not made pursuant to a publicly announced repurchase plan or program.

(2)

Under a share repurchase program most recently reaffirmed by the Company’s Board of Directors on April 21, 1998, and implemented effective June 10, 1998, the Company was authorized to repurchase up to 400 million shares of its common stock. In January 2006, following share repurchases made through the end of December 2005, the Company’s Board of Directors increased the repurchase authorization to a total of 400 million shares. On May 1, 2007, following share repurchases made through May 1, 2007, the Company’s Board of Directors increased the repurchase authorization to a total of 400 million shares as of that date. The repurchase program does not have an expiration date.

PART II.  OTHER INFORMATION (continued)

ITEM 4.  Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of security holders during the Company’s annual meeting of shareholders held on March 8, 2007.

1. Election of Directors:	Votes Cast For	Authority Withheld
John E. Bryson	1,785,854,117	38,859,961
John S. Chen	1,786,374,408	38,339,670
Judith L. Estrin	1,785,629,759	39,084,319
Robert A. Iger	1,798,405,716	26,308,362
Steven P. Jobs	1,793,537,373	31,176,705
Fred H. Langhammer	1,785,849,133	38,864,945
Aylwin B. Lewis	1,788,382,298	38,331,780
Monica C. Lozano	1,797,615,240	27,098,838
Robert W. Matschullat	1,798,354,395	26,359,683
John E. Pepper, Jr.	1,798,434,416	26,279,662
Orin C. Smith	1,798,245,596	26,468,482

	For	Against	Abstentions	Broker Non-Votes
2. Ratification of PricewaterhouseCoopers LLP as registered public accountants	1,785,295,957	20,653,708	18,763,230	1,183

3. Approval of amendments to the Amended and Restated 2005 Stock Incentive Plan	1,374,348,333	138,604,163	22,950,708	288,810,874

4. Approval of terms of the Amended and Restated 2002 Executive Performance Plan	1,710,468,730	89,974,587	24,240,872	—

5. Shareholder proposal relating to greenmail	226,406,890	1,283,877,335	25,121,477	289,308,376

6. Shareholder proposal to amend Bylaws relating to shareholder rights plans	880,552,953	629,459,862	25,888,837	288,812,426

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
Thomas O. Staggs, Senior Executive Vice President and Chief Financial Officer

May 8, 2007

Burbank, California

INDEX OF EXHIBITS

Number and Description of Exhibit (Numbers Coincide with Item 601 of Regulation S-K)		Document Incorporated by Reference from a Previous Filing or Filed Herewith, as Indicated below
10.1	Amended and Restated 2005 Stock Incentive Plan	Annex C to the Proxy Statement for the 2007 Annual Meeting of the Company

10.2	Amended Description of Employment Arrangement with Kevin A. Mayer	Filed herewith

10.3	Amended Description of Employment Arrangement with Christine M. McCarthy	Filed herewith

31(a)	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31(b)	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32(a)	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished

32(b)	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished

*	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.