Form 10-Q
period 2007-06-30
WALT DISNEY CO/
filed 2007-08-01
CIK 1001039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007	Commission File Number 1-11605

Incorporated in Delaware	I.R.S. Employer Identification
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

YES                  NO  X

There were 1,940,923,599 shares of common stock outstanding as of July 27, 2007.

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

THE WALT DISNEY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited; in millions, except per share data)

	Quarter Ended		Nine Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Revenues	$9,045	$8,474	$26,580	$25,095
Costs and expenses	(7,022)	(6,734)	(21,370)	(21,055)
Gains on sales of equity investments and business	—	—	1,052	70
Restructuring and impairment (charges) and other credits, net	—	18	—	18
Net interest expense	(143)	(133)	(430)	(441)
Equity in the income of investees	147	136	389	355

Income from continuing operations before income taxes and minority interests	2,027	1,761	6,221	4,042
Income taxes	(762)	(593)	(2,353)	(1,409)
Minority interests	(69)	(73)	(77)	(101)

Income from continuing operations	1,196	1,095	3,791	2,532
Discontinued operations, net of tax	(18)	30	19	60

Net income	$1,178	$1,125	$3,810	$2,592

Diluted Earnings per share:
Earnings per share, continuing operations	$0.58	$0.51	$1.80	$1.25
Earnings per share, discontinued operations	(0.01)	0.01	0.01	0.03

Earnings per share (1)	$0.57	$0.53	$1.81	$1.28

Basic Earnings per share:
Earnings per share, continuing operations	$0.60	$0.53	$1.87	$1.28
Earnings per share, discontinued operations	(0.01)	0.01	0.01	0.03

Earnings per share	$0.59	$0.54	$1.88	$1.31

Weighted average number of common and common equivalent shares outstanding:
Diluted	2,070	2,147	2,115	2,045

Basic	1,982	2,071	2,027	1,978

(1)	Total diluted earnings per share impact may not equal the sum of the column due to rounding.

See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited; in millions, except per share data)

	June 30, 2007	September 30, 2006
ASSETS
Current assets
Cash and cash equivalents	$3,464	$2,411
Receivables	5,139	4,707
Inventories	608	694
Television costs	512	415
Deferred income taxes	588	592
Other current assets	507	743

Total current assets	10,818	9,562

Film and television costs	4,967	5,235
Investments	934	1,315
Parks, resorts and other property, at cost
Attractions, buildings and equipment	29,703	28,843
Accumulated depreciation	(14,721)	(13,781)

	14,982	15,062
Projects in progress	929	913
Land	1,154	1,192

	17,065	17,167
Intangible assets, net	2,438	2,907
Goodwill	22,015	22,505
Other assets	1,430	1,307

	$59,667	$59,998

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and other accrued liabilities	$5,137	$5,917
Current portion of borrowings	1,947	2,682
Unearned royalties and other advances	2,461	1,611

Total current liabilities	9,545	10,210

Borrowings	11,728	10,843
Deferred income taxes	2,451	2,651
Other long-term liabilities	3,184	3,131
Minority interests	1,202	1,343
Commitments and contingencies (Note 11)	—	—
Shareholders’ equity
Preferred stock, $.01 par value	—	—
Authorized – 100 million shares, Issued – none
Common stock, $.01 par value
Authorized – 3.6 billion shares, Issued – 2.6 billion shares at June 30, 2007 and 2.5 billion shares at September 30, 2006	23,990	22,377
Retained earnings	23,926	20,630
Accumulated other comprehensive income (loss)	18	(8)

	47,934	42,999
Treasury stock, at cost, 586.9 million shares at June 30, 2007 and 436.0 million shares at September 30, 2006	(16,377)	(11,179)

	31,557	31,820

	$59,667	$59,998

See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in millions)

	Nine Months Ended
	June 30, 2007	July 1, 2006
OPERATING ACTIVITIES OF CONTINUING OPERATIONS
Net income	$ 3,810	$ 2,592
Income from discontinued operations	(19)	(60)
Depreciation and amortization	1,099	1,082
Gains on sales of equity investments and business	(1,052)	(70)
Deferred income taxes	(189)	(135)
Equity in the income of investees	(389)	(355)
Cash distributions received from equity investees	339	361
Minority interests	77	101
Net change in film and television costs	191	444
Equity-based compensation	308	277
Other	(112)	(133)
Changes in operating assets and liabilities:
Receivables	(508)	(139)
Inventories	85	(8)
Other assets	96	46
Accounts payable and other accrued liabilities	(331)	(310)
Income taxes	420	(118)

Cash provided by continuing operating activities	3,825	3,575

INVESTING ACTIVITIES OF CONTINUING OPERATIONS
Investments in parks, resorts and other property	(986)	(767)
Sales of investments	4	1,073
Proceeds from sales of equity investments and business	1,530	81
Acquisitions	(231)	(34)
Proceeds from sales of fixed assets and other	88	6

Cash provided by continuing investing activities	405	359

FINANCING ACTIVITIES OF CONTINUING OPERATIONS
Commercial paper borrowings, net	1,680	1,381
Borrowings	1,632	448
Reduction of borrowings	(1,916)	(1,724)
Dividends	(637)	(519)
Repurchases of common stock	(5,198)	(4,056)
Equity partner contribution	—	48
Exercise of stock options and other	1,158	629

Cash used by continuing financing activities	(3,281)	(3,793)

CASH FLOWS OF DISCONTINUED OPERATIONS
Net cash provided by operating activities of discontinued operations	29	74
Net cash used in investing activities of discontinued operations	(3)	(3)
Net cash provided by financing activities of discontinued operations	78	18

Increase in cash and cash equivalents	1,053	230
Cash and cash equivalents, beginning of period	2,411	1,723

Cash and cash equivalents, end of period	$ 3,464	$ 1,953

See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

1.	Principles of Consolidation

These Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, normal recurring adjustments considered necessary for a fair presentation have been reflected in these Condensed Consolidated Financial Statements. Operating results for the quarter and nine months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending September 29, 2007. Certain reclassifications have been made in the prior year financial statements to conform to the current year presentation.

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

The operating segments reported below are the segments of the Company for which separate financial information is available and for which segment results are evaluated regularly by the Chief Executive Officer in deciding how to allocate resources and in assessing performance. The Company reports the performance of its operating segments including equity in the income of investees, which consists primarily of cable businesses included in the Media Networks segment. Beginning with the third quarter fiscal 2007 financial statements, the Company reports the ABC Radio business as discontinued operations (see Note 3 for further discussion). Previously, the ABC Radio business was included in the Media Networks segment. Prior period information has been reclassified to conform to the current presentation.

	Quarter Ended		Nine Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Revenues (1) :
Media Networks	$3,817	$3,594	$11,026	$10,559
Parks and Resorts	2,904	2,730	7,839	7,383
Studio Entertainment	1,775	1,705	5,958	5,524
Consumer Products	549	445	1,757	1,629

	$9,045	$8,474	$26,580	$25,095

Segment operating income (1) :
Media Networks	$1,358	$1,105	$3,220	$2,630
Parks and Resorts	621	549	1,280	1,138
Studio Entertainment	192	240	1,031	515
Consumer Products	118	105	478	479

	$2,289	$1,999	$6,009	$4,762

(1)

The Studio Entertainment segment receives royalties on Consumer Products sales of merchandise based on certain Studio film properties. This intersegment revenue and operating income was $43 million and $25 million for the quarters ended June 30, 2007 and July 1, 2006, respectively, and $141 million and $82 million for the nine months ended June 30, 2007 and July 1, 2006, respectively.

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

A reconciliation of segment operating income to income from continuing operations before income taxes and minority interests is as follows:

	Quarter Ended		Nine Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Segment operating income	$ 2,289	$ 1,999	$ 6,009	$ 4,762
Corporate and unallocated shared expenses	(115)	(120)	(352)	(359)
Amortization of intangible assets	(4)	(3)	(10)	(8)
Equity-based compensation plan modification charge	—	—	(48)	—
Gains on sales of equity investments and business	—	—	1,052	70
Restructuring and impairment (charges) and other credits, net	—	18	—	18
Net interest expense	(143)	(133)	(430)	(441)

Income from continuing operations before income taxes and minority interests	$ 2,027	$ 1,761	$ 6,221	$ 4,042

3.	Acquisitions and Dispositions

Fiscal Year 2007

On June 12, 2007, the Company completed the spin-off of its wholly-owned subsidiary, ABC Radio Holdings, Inc., and its merger into a subsidiary of Citadel Broadcasting Corporation (Citadel). Prior to the spin-off, the Company consolidated its ABC Radio Business, consisting of 22 large-market radio stations and the ABC Radio Network businesses, under ABC Radio Holdings, Inc. The transaction did not include the Company’s ESPN Radio or Radio Disney network and station businesses.

As a result of the spin-off and merger, Company shareholders received approximately 0.0768 shares of Citadel common stock in exchange for each share of Disney common stock held as of June 6, 2007. An aggregate of 151,707,199 shares of Citadel common stock were issued to Company shareholders in the merger. As part of the transaction, the Company retained $1.35 billion of cash, representing the proceeds from debt raised by ABC Radio Holdings, Inc. prior to the spin-off. This debt and the other assets and liabilities of the ABC Radio business were removed from the Company’s balance sheet as a distribution at book value. Consequently, there was no gain or loss recorded and the negative net book value of $132 million was credited to retained earnings.

Third quarter results of the ABC Radio business through June 12, 2007 have been reported as discontinued operations. Previously reported results have been reclassified to reflect this presentation.

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

Summarized financial information for discontinued operations is as follows (in millions):

Income Statement Data:

	Quarter Ended		Nine Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Revenues	$109	$146	$372	$406
Income (loss) from discontinued operations before income taxes	(11)	48	51	95

Balance Sheet Data:

	June 12, 2007	September 30, 2006
Assets
Current assets	$132	$129
Property and equipment	56	60
FCC licenses	476	476
Goodwill	726	726
Other assets	7	4

	1,397	1,395
Liabilities
Current liabilities	25	20
Borrowings	1,350	—
Long-term liabilities	154	149

Net assets of discontinued operations	$(132)	$1,226

On February 1, 2007, the Company acquired all the outstanding shares of NASN Limited, an Irish company that operates cable television networks in Europe dedicated to North American sporting events and related programming, for consideration valued at $112 million consisting of cash and assumption of debt. We are in the process of finalizing the valuation of the assets acquired and liabilities assumed.

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

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

4.	Borrowings

During the nine months ended June 30, 2007, the Company’s borrowing activity was as follows:

	September 30, 2006	Additions	Payments	Other Activity	June 30, 2007
Commercial paper borrowings	$839	$1,680	$—	$—	$2,519
U.S. medium-term notes	6,499	—	(1,250)	—	5,249
Convertible senior notes	1,323	—	—	—	1,323
Other U.S. dollar denominated debt	305	—	(305)	—	—
Privately placed debt	54	—	(54)	—	—
European medium-term notes	191	75	(103)	—	163
Preferred stock	353	—	—	(8)	345
Capital Cities/ABC debt	183	—	—	(2)	181
Film financing	276	205	(185)	—	296
Other (1)	260	1,352	(19)	(1,420)	173
Euro Disney borrowings (2)	2,172	—	—	173	2,345
Hong Kong Disneyland borrowings	1,070	—	—	11	1,081

Total	$13,525	$3,312	$(1,916)	$(1,246)	$13,675

(1)

Additions include $1.35 billion of pre-spin-off borrowings of ABC Radio Holdings, Inc. reported in financing activities of continuing operations. Other activity includes the transfer of this debt in connection with the spin-off of ABC Radio Holdings, Inc.

(2)	Other activity includes a $125 million increase from foreign currency translation as a result of the weakening of the U.S. dollar against the Euro.

5.	Euro Disney and Hong Kong Disneyland

The Company consolidates Euro Disney and Hong Kong Disneyland and has effective ownership of 51% and 43%, respectively. The following tables set out the impact of consolidating Euro Disney and Hong Kong Disneyland.

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

The following table presents a condensed consolidating balance sheet for the Company as of June 30, 2007, reflecting the impact of consolidating the balance sheets of Euro Disney and Hong Kong Disneyland.

	Before Euro Disney and Hong Kong Disneyland Consolidation	Euro Disney, Hong Kong Disneyland and Adjustments	Total
Cash and cash equivalents	$3,044	$420	$3,464
Other current assets	7,060	294	7,354

Total current assets	10,104	714	10,818
Investments	1,665	(731)	934
Fixed assets	12,377	4,688	17,065
Other assets	30,799	51	30,850

Total assets	$54,945	$4,722	$59,667

Current portion of borrowings	$1,612	$335	$1,947
Other current liabilities	7,041	557	7,598

Total current liabilities	8,653	892	9,545
Borrowings	8,637	3,091	11,728
Deferred income taxes and other long-term liabilities	5,454	181	5,635
Minority interest	644	558	1,202
Shareholders’ equity	31,557	—	31,557

Total liabilities and shareholders’ equity	$54,945	$4,722	$59,667

The following table presents a condensed consolidating income statement of the Company for the nine months ended June 30, 2007, reflecting the impact of consolidating the income statements of Euro Disney and Hong Kong Disneyland.

	Before Euro Disney and Hong Kong Disneyland Consolidation	Euro Disney, Hong Kong Disneyland and Adjustments	Total
Revenues	$25,286	$1,294	$26,580
Cost and expenses	(20,022)	(1,348)	(21,370)
Gains on sales of equity investments and business	1,052	—	1,052
Net interest expense	(315)	(115)	(430)
Equity in the income of investees	324	65	389

Income (loss) from continuing operations before income taxes and minority interests	6,325	(104)	6,221
Income taxes	(2,328)	(25)	(2,353)
Minority interests	(206)	129	(77)

Income (loss) from continuing operations	3,791	—	3,791
Discontinued operations, net of tax	19	—	19

Net income	$3,810	$—	$3,810

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

The following table presents a condensed consolidating cash flow statement of the Company for the nine months ended June 30, 2007, reflecting the impact of consolidating the cash flow statements of Euro Disney and Hong Kong Disneyland.

	Before Euro Disney and Hong Kong Disneyland Consolidation	Euro Disney, Hong Kong Disneyland and Adjustments	Total
Cash provided by continuing operations	$3,811	$14	$3,825
Investments in parks, resorts and other property	(793)	(193)	(986)
Other investing activities	1,391	—	1,391
Cash used by financing activities	(3,281)	—	(3,281)
Cash flows from discontinued operations	104	—	104

Increase (decrease) in cash and cash equivalents	1,232	(179)	1,053
Cash and cash equivalents, beginning of period	1,812	599	2,411

Cash and cash equivalents, end of period	$3,044	$420	$3,464

6.	Pension and Other Benefit Programs

The components of net periodic benefit cost are as follows:

	Pension Plans				Postretirement Medical Plans
	Quarter Ended		Nine Months Ended		Quarter Ended		Nine Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Service cost	$46	$47	$130	$139	$5	$8	$17	$24
Interest cost	74	54	222	166	14	15	44	45
Expected return on plan assets	(75)	(52)	(227)	(156)	(5)	(4)	(15)	(12)
Recognized net actuarial loss	12	36	38	106	—	11	—	33

Net periodic benefit cost	$57	$85	$163	$255	$14	$30	$46	$90

During the nine months ended June 30, 2007, the Company made contributions of $408 million into its pension and postretirement medical plans. Of this amount, the Company made a discretionary pension contribution of $350 million in the third quarter of fiscal 2007 to improve the funded status of these plans in anticipation of the new regulations associated with the Pension Protection Act of 2006 (PPA). The United States Treasury Department is in the process of developing implementation guidance for the PPA; however, it is likely the PPA will accelerate minimum funding requirements beginning in fiscal 2009. The Company does not anticipate making any material contributions to its pension and postretirement medical plans during the remainder of fiscal 2007.

7.	Earnings Per Share

Diluted earnings per share amounts are based upon the weighted average number of common and common equivalent shares outstanding during the period and are calculated using the treasury stock method for equity-based

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

compensation awards and assuming conversion of the Company’s convertible senior notes. For the quarters ended June 30, 2007 and July 1, 2006, options for 14 million and 67 million shares, respectively, were excluded from the diluted earnings per share calculation as they were anti-dilutive. A reconciliation of income from continuing operations and weighted average number of common and common equivalent shares outstanding for calculating diluted earnings per share from continuing operations is as follows:

	Quarter Ended		Nine Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Income from continuing operations	$1,196	$1,095	$3,791	$2,532
Interest expense on convertible senior notes (net of tax)	5	5	16	16

	$1,201	$1,100	$3,807	$2,548

Shares (in millions):
Weighted average number of common shares outstanding (basic)	1,982	2,071	2,027	1,978
Weighted average dilutive impact of equity-based compensation awards	43	31	43	22
Assumed conversion of convertible senior notes	45	45	45	45

Weighted average number of common and common equivalent shares outstanding (diluted)	2,070	2,147	2,115	2,045

8.	Shareholders’ Equity

The Company declared a $637 million dividend ($0.31 per share) on November 28, 2006 related to fiscal 2006, which was paid on January 12, 2007 to shareholders of record on December 15, 2006. The Company paid a $519 million dividend ($0.27 per share) during the second quarter of fiscal 2006 related to fiscal 2005.

During the first nine months of fiscal 2007, the Company repurchased 151 million shares for $5.2 billion, of which 55 million shares were purchased for $1.9 billion in the third quarter. As of June 30, 2007 the Company had authorization in place to repurchase 374 million additional shares. The repurchase program does not have an expiration date.

The Company received proceeds of $1.2 billion from the exercise of 52 million stock options during the first nine months of fiscal 2007.

The Company also has 1.0 billion shares of Internet Group Stock at $0.01 par value authorized. No shares are issued or outstanding.

On June 12, 2007, the Company completed the spin-off of its wholly-owned subsidiary ABC Radio Holdings, Inc. The spin-off resulted in a $132 million increase to retained earnings (See Note 3 for further discussion).

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

9.	Comprehensive Income

Comprehensive income (loss), net of tax, is as follows:

	Quarter Ended		Nine Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Net income	$1,178	$1,125	$3,810	$2,592
Market value adjustments for investments and hedges	(2)	(52)	(18)	(15)
Foreign currency translation and other	4	23	44	(19)

Comprehensive income	$1,180	$1,096	$3,836	$2,558

Accumulated other comprehensive income (loss), net of tax, is as follows:

	June 30, 2007	Sept. 30, 2006
Market value adjustments for investments and hedges	$11	$29
Foreign currency translation	131	87
Additional minimum pension liability adjustment	(124)	(124)

Accumulated other comprehensive income (loss)	$18	$(8)

10.	Equity-Based Compensation

The impact of stock options and restricted stock units (RSUs) on pre-tax income from continuing operations is as follows:

	Quarter Ended		Nine Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Stock option compensation expense	$42	$58	$151	$176
RSU compensation expense	40	38	109	101

	82	96	260	277
Equity-based compensation plan modification charge	—	—	48	—

Total equity-based compensation expense from continuing operations	$82	$96	$308	$277

Unrecognized compensation cost related to unvested stock options and RSUs totaled approximately $495 million and $396 million, respectively, as of June 30, 2007.

On January 10, 2007, the Company made its regular annual stock compensation grant which consisted of 22 million stock options and 8 million RSUs, of which 1 million RSUs included market-based performance conditions.

The weighted average fair values of options at their grant date during the nine months ended June 30, 2007 and July 1, 2006 were $9.26 and $7.20, respectively.

In anticipation of the ABC Radio transaction, the Company needed to determine whether employee equity-based compensation awards would be adjusted for the dilutive impact of the transaction on the employee awards. Certain of

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

the Company’s plans required such adjustments to be made on an equitable basis. All other plans permitted such adjustments to be made. In order to treat all employees consistently with respect to the ABC Radio transaction (and other similar future transactions), the Company amended the plans such that all plans require equitable adjustments for such transactions. In connection with these amendments, the Company was required to record a non-cash charge of $48 million in the first quarter of fiscal 2007 representing the estimated fair value of this modification with respect to vested equity-based employee compensation awards. The estimated fair value of the modification with respect to unvested awards remaining at June 30, 2007 is $16 million and will be expensed over the vesting period of these awards.

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

Stephen Slesinger, Inc. v. The Walt Disney Company. In this lawsuit, filed on February 27, 1991 in the Los Angeles County Superior Court, the plaintiff claims that a Company subsidiary defrauded it and breached a 1983 licensing agreement with respect to certain Winnie the Pooh properties, by failing to account for and pay royalties on revenues

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

earned from the sale of Winnie the Pooh movies on videocassette and from the exploitation of Winnie the Pooh merchandising rights. The plaintiff seeks damages for the licensee’s alleged breaches as well as confirmation of the plaintiff’s interpretation of the licensing agreement with respect to future activities. The plaintiff also seeks the right to terminate the agreement on the basis of the alleged breaches. If each of the plaintiff’s claims were to be confirmed in a final judgment, damages as argued by the plaintiff could total as much as several hundred million dollars and adversely impact the value to the Company of any future exploitation of the licensed rights. On March 29, 2004, the Court granted the Company’s motion for terminating sanctions against the plaintiff for a host of discovery abuses, including the withholding, alteration, and theft of documents and other information, and, on April 5, 2004, dismissed plaintiff’s case with prejudice. Plaintiff’s subsequent attempts to disqualify the judge who granted the terminating sanctions were denied in 2004, and its motion for a “new trial” was denied on January 26, 2005, allowing plaintiff to proceed with its noticed appeal from the April 5, 2004, order of dismissal. Oral argument of the appeal is scheduled for September 20, 2007.

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

Contractual Guarantees

The Company has guaranteed certain special assessment and water/sewer revenue bonds issued by the Celebration Community Development District and the Enterprise Community Development District (collectively, the Districts). The bond proceeds were used by the Districts to finance the construction of infrastructure improvements and the water and sewer system in the mixed-use, residential community of Celebration, Florida. As of June 30, 2007, the remaining debt service obligation guaranteed by the Company was $66 million, of which $43 million was principal. The Company is responsible for satisfying any shortfalls in debt service payments, debt service and maintenance reserve funds, and for ensuring compliance with specified rate covenants. To the extent that the Company has to fund payments under its guarantees, the Districts have an obligation to reimburse the Company from future District revenues.

The Company has also guaranteed certain bond issuances by the Anaheim Public Authority that were used by the City of Anaheim to finance construction of infrastructure and a public parking facility adjacent to the Disneyland Resort. Revenues from sales, occupancy and property taxes from the Disneyland Resort and non-Disney hotels are used by the City of Anaheim to repay the bonds. In the event of a debt service shortfall, the Company is responsible for satisfying the shortfall. As of June 30, 2007, the remaining debt service obligation guaranteed by the Company was $389 million, of which $104 million was principal. To the extent that subsequent tax revenues exceed the debt service payments in subsequent periods, the Company would be reimbursed for any shortfalls it funded.

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

SFAS 158

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS 158). This statement requires recognition of the overfunded or underfunded status of defined benefit pension and other postretirement plans as an asset or liability in the statement of financial position and changes in that funded status to be recognized in comprehensive income in the year in which the changes occur. SFAS 158 also requires measurement of the funded status of a plan as of the date of the statement of financial position. The recognition provisions of SFAS 158 are effective for fiscal 2007, while the measurement date provisions are not effective until fiscal year 2009. If the Company had applied SFAS 158 at the end of fiscal 2006, using the Company’s June 30, 2006 actuarial valuation, we would have recorded a pre-tax charge to accumulated other comprehensive income totaling $509 million ($320 million after tax) representing the difference between the funded status of the plans based on the projected benefit obligation and the amounts recorded on our balance sheet at September 30, 2006.

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

SAB 108

In September 2006, the U.S. Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 must be implemented by the end of the Company’s fiscal 2007. The Company believes the adoption of SAB 108 will not have a material impact on its financial statements.

FIN 48

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 must be applied to all existing tax positions upon initial adoption. The cumulative effect of applying FIN 48 at adoption, if any, is to be reported as an adjustment to beginning retained earnings for the year of adoption. FIN 48 is effective for the Company’s 2008 fiscal year. The Company currently estimates that adoption will result in a reduction of $135 million to $150 million to beginning retained earnings in fiscal year 2008.

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

14.	Subsequent Event

On August 1, 2007, the Company acquired all the outstanding shares of New Horizons Interactive, Ltd. (NHI), a Canadian company that operates clubpenguin.com, an online virtual world for children. The purchase price included upfront cash consideration of approximately $350 million and additional consideration of up to $350 million that may be paid if NHI achieves predefined earnings targets for calendar years 2008 and 2009.

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

Overview

Seasonality

Business Segment Results

Quarter Results

Nine-Month Results

Other Financial Information

Financial Condition

Commitments and Contingencies

Other Matters

Market Risk

OVERVIEW

Our summary consolidated results are presented below:

	Quarter Ended			Nine Months Ended
(in millions, except per share data)	June 30, 2007	July 1, 2006	Change	June 30, 2007	July 1, 2006	Change
Revenues	$9,045	$8,474	7%	$26,580	$25,095	6%
Costs and expenses	(7,022)	(6,734)	4%	(21,370)	(21,055)	1%
Gains on sales of equity investments and business	—	—	—	1,052	70	nm
Restructuring and impairment (charges) and other credits, net	—	18	nm	—	18	nm
Net interest expense	(143)	(133)	8%	(430)	(441)	(2) %
Equity in the income of investees	147	136	8%	389	355	10%

Income from continuing operations before income taxes and minority interests	2,027	1,761	15%	6,221	4,042	54%
Income taxes	(762)	(593)	28%	(2,353)	(1,409)	67%
Minority interests	(69)	(73)	(5) %	(77)	(101)	(24) %

Income from continuing operations	1,196	1,095	9%	3,791	2,532	50%
Discontinued operations, net of tax	(18)	30	nm	19	60	(68) %

Net income	$1,178	$1,125	5%	$3,810	$2,592	47%

Diluted earnings per share from continuing operations	$0.58	$0.51	14%	$1.80	$1.25	44%

Quarter Results

Revenues for the quarter increased 7%, or $571 million, to $9.0 billion, net income increased 5% to $1.2 billion, and diluted earnings per share from continuing operations increased 14% to $0.58.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)

Earnings growth was primarily due to increased sales of ABC Studios productions and lower programming and production costs at our broadcasting businesses, higher affiliate and advertising revenues at our cable businesses, higher guest spending at Walt Disney World and Disneyland and higher theme park attendance at Walt Disney World and the success of Pirates of the Caribbean: At World’s End at our theatrical distribution business. These increases were partially offset by lower DVD sales due to the success of The Chronicles of Narnia: The Lion, The Witch and The Wardrobe in the prior-year quarter.

Nine-month Results

Revenues for the nine-months increased 6%, or $1.5 billion, to $26.6 billion, net income increased 47% to $3.8 billion, and diluted earnings per share from continuing operations increased 44% to $1.80.

At the operating segments, earnings growth was primarily due to higher affiliate and advertising revenues at our cable businesses, increased sales of ABC Studios productions in international, domestic syndication, and DVD markets, fewer hours of sports programming at the ABC Television Network, higher DVD sales due to the success of Disney/Pixar’s Cars and Pirates of the Caribbean: Dead Man’s Chest and increased guest spending and theme park attendance at Walt Disney World and Disneyland Resort Paris.

Results for the current and prior-year nine months included the net favorable impact of the items summarized in the following tables (amounts in millions, except for per share data):

Favorable/(unfavorable) impact	Nine Months Ended June 30, 2007
	Pre-Tax	Net Income	Diluted EPS
Gain on sale of equity investment in E! Entertainment Television	$780	$487	$0.23
Gain on sale of equity investment in Us Weekly	272	170	0.08
Equity-based compensation plan modification charge	(48)	(30)	(0.01)

Total	$1,004	$627	$0.30

	Nine Months Ended July 1, 2006
	Pre-Tax	Net Income	Diluted EPS
Gains on sales of a cable television equity investment in Spain and the Discover Magazine business	$70	$44	$0.02
Non-taxable gain on deemed termination of Pixar distribution agreement	48	48	0.02
Impairment of Pixar related sequel projects	(26)	(16)	(0.01)

Total (1)	$92	$76	$0.04

(1)	Total diluted earnings per share impact may not equal the sum of the column due to rounding.

SEASONALITY

The Company’s businesses are subject to the effects of seasonality. Consequently, the operating results for the quarter and nine months ended June 30, 2007 for each business segment, and for the Company as a whole, are not necessarily indicative of results to be expected for the full year.

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

Consumer Products revenues are influenced by seasonal consumer purchasing behavior and by the timing and performance of animated theatrical releases.

BUSINESS SEGMENT RESULTS

The Company evaluates the performance of its operating segments based on segment operating income, which is shown below along with segment revenues:

	Quarter Ended			Nine Months Ended
(in millions)	June 30, 2007	July 1, 2006	Change	June 30, 2007	July 1, 2006	Change
Revenues:
Media Networks	$3,817	$3,594	6%	$11,026	$10,559	4%
Parks and Resorts	2,904	2,730	6%	7,839	7,383	6%
Studio Entertainment	1,775	1,705	4%	5,958	5,524	8%
Consumer Products	549	445	23%	1,757	1,629	8%

	$9,045	$8,474	7%	$26,580	$25,095	6%

Segment operating income:
Media Networks	$1,358	$1,105	23%	$3,220	$2,630	22%
Parks and Resorts	621	549	13%	1,280	1,138	12%
Studio Entertainment	192	240	(20) %	1,031	515	100%
Consumer Products	118	105	12%	478	479	—

	$2,289	$1,999	15%	$6,009	$4,762	26%

The following table reconciles segment operating income to income before income taxes and minority interests:

	Quarter Ended			Nine Months Ended
(in millions)	June 30, 2007	July 1, 2006	Change	June 30, 2007	July 1, 2006	Change
Segment operating income	$2,289	$1,999	15%	$6,009	$4,762	26%
Corporate and unallocated shared expenses	(115)	(120)	(4) %	(352)	(359)	(2) %
Amortization of intangible assets	(4)	(3)	33%	(10)	(8)	25%
Equity-based compensation plan modification charge	—	—	—	(48)	—	nm
Gains on sales of equity investments and business	—	—	—	1,052	70	nm
Restructuring and impairment (charges) and other credits, net	—	18	nm	—	18	nm
Net interest expense	(143)	(133)	8%	(430)	(441)	(2) %

Income from continuing operations before income taxes and minority interests	$2,027	$1,761	15%	$6,221	$4,042	54%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)

Depreciation expense from continuing operations is as follows:

	Quarter Ended			Nine Months Ended
(in millions)	June 30, 2007	July 1, 2006	Change	June 30, 2007	July 1, 2006	Change
Media Networks
Cable Networks	$22	$23	(4) %	$66	$64	3%
Broadcasting	26	22	18%	70	67	4%

Total Media Networks	48	45	7%	136	131	4%

Parks and Resorts
Domestic	198	199	(1) %	594	608	(2) %
International	79	71	11%	226	207	9%

Total Parks and Resorts	277	270	3%	820	815	1%

Studio Entertainment	4	9	(56) %	20	20	—
Consumer Products	4	5	(20) %	13	15	(13) %
Corporate	34	28	21%	100	93	8%

Total depreciation expense from continuing operations	$367	$357	3%	$1,089	$1,074	1%

Business Segment Results – Quarter Results

Media Networks

The following table provides supplemental revenue and segment operating income detail for the Media Networks segment:

	Quarter Ended			Nine Months Ended
(in millions)	June 30, 2007	July 1, 2006	Change	June 30, 2007	July 1, 2006	Change
Revenues:
Cable Networks	$2,305	$2,206	4%	$6,372	$5,914	8%
Broadcasting	1,512	1,388	9%	4,654	4,645	—

	$3,817	$3,594	6%	$11,026	$10,559	4%

Segment operating income:
Cable Networks	$1,063	$975	9%	$2,487	$2,165	15%
Broadcasting	295	130	>100%	733	465	58%

	$1,358	$1,105	23%	$3,220	$2,630	22%

Revenues

Media Networks revenues increased 6%, or $223 million, to $3.8 billion, consisting of a 4% increase, or $99 million, at the Cable Networks and a 9% increase, or $124 million, at Broadcasting.

Increased Cable Networks revenues were primarily due to growth of $75 million from cable and satellite operators, $15 million from advertising revenues and $9 million from other revenues. Revenues from cable and satellite operators are generally derived from fees charged on a per subscriber basis, and the increase in the current quarter was due to contractual rate increases and subscriber growth primarily at ESPN and at the domestic Disney/ABC Cable Networks. These increases were partially offset by lower recognition of previously deferred revenues related to annual programming commitments at ESPN as discussed below. The remaining deferred revenues totaling $359 million as of the end of the current quarter are expected to be recognized in the fourth quarter of the current year compared to $171 million of deferred revenues which were recognized in the fourth quarter of the prior year. Increased advertising revenue was driven by increases at the domestic Disney/ABC Cable Networks.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)

Certain of the Company’s contracts with cable and satellite operators include annual programming commitments. In these cases, revenue subject to the commitment is deferred until the annual commitments are satisfied which generally results in revenue shifting from the first half of the year to the second half. During the quarter, the Company recognized previously deferred revenues of $49 million related to these commitments compared to $106 million in the prior-year quarter. The decrease in the revenue recognized was driven by the timing of sports programming.

Increased Broadcasting revenues were primarily due to increased sales of ABC Studios productions and higher advertising revenues at the ABC Television Network. Increased sales of ABC Studios productions reflected strong international, domestic syndication and DVD sales, led by Lost, Desperate Housewives and Scrubs. The increase in advertising revenue at the ABC Television Network was due to higher advertising rates and higher sold inventory, partially offset by lower ratings.

Costs and Expenses

Costs and expenses, which consist primarily of programming rights costs, production cost amortization, distribution and marketing expenses, labor costs and general and administrative costs, were flat at $2.6 billion consisting of a 3% decrease, or $38 million, at Broadcasting and a 2% increase, or $25 million, at the Cable Networks. The increase at Cable Networks reflected higher programming and other costs at ESPN and the international Disney Channels, partially offset by the benefit of the transition of ESPN’s mobile phone operations to a licensing model. The decrease at Broadcasting was due to lower programming and production costs, including a decrease in the number of pilot productions, partially offset by increased costs associated with the Disney-branded mobile phone service.

Sports Programming Costs

The Company has various contractual commitments for the purchase of television rights for sports and other programming, including the NFL, NASCAR, Major League Baseball, National Basketball Association and various college football and basketball conferences and football bowl games. The costs of these contracts have increased significantly in recent years. We enter into these contractual commitments with the expectation that, over the life of the contracts, revenue from advertising on content across multiple media and affiliate fees will exceed the costs of the programming. While contract costs may initially exceed incremental revenues and negatively impact operating income, it is our expectation that the combined value to our networks from all of these contracts will result in long-term benefits. The actual impact of these contracts on the Company’s results over the term of the contracts is dependent upon a number of factors, including the strength of advertising markets, effectiveness of marketing efforts and the size of viewer audiences.

Segment Operating Income

Segment operating income increased 23%, or $253 million, to $1.4 billion for the quarter due to an increase of $88 million at the Cable Networks and $165 million at Broadcasting. The increase at Cable Networks was primarily due to increases at ESPN and at the domestic Disney/ABC Cable Networks. The increase at Broadcasting was due to higher sales of ABC Studios productions, lower programming and production costs and higher advertising revenue at the ABC Television Network. Also included in segment operating income is income from equity investees of $146 million for the quarter compared to $128 million in the prior-year quarter.

Radio Disposition

On June 12, 2007, the Company completed the spin-off of its wholly-owned subsidiary, ABC Radio Holdings, Inc., which was then merged into a subsidiary of Citadel Broadcasting Corporation (Citadel). Prior to the spin-off, the Company consolidated its ABC Radio Business, consisting of 22 large-market radio stations and the ABC Radio Network businesses, under ABC Radio Holdings. The transaction did not include the Company’s ESPN Radio or Radio Disney network and station businesses. The results of the ABC Radio business through June 12, 2007 have been reported as discontinued operations. The Company now includes the ESPN Radio and Radio Disney network and stations businesses with Cable Networks in the Media Networks segment. Prior to the transaction, the Company’s radio businesses were included with Broadcasting in the Media Networks segment. Previously reported results have been reclassified to reflect this presentation.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)

Summarized financial information for the discontinued operations is as follows (in millions, except per share data):

	Quarter Ended		Nine Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Revenues	$109	$146	$372	$406
Income (loss) from discontinued operations before income taxes	(11)	48	51	95
Income (loss) from discontinued operations, net of tax	(18)	30	19	60
Diluted EPS, discontinued operations	(0.01)	0.01	0.01	0.03

Parks and Resorts

Revenues

Revenues at Parks and Resorts increased 6%, or $174 million, to $2.9 billion due to increases of $105 million at our domestic resorts and $69 million at our international resorts.

Domestic Parks and Resorts

At our domestic parks and resorts, revenue growth was primarily due to increased guest spending at Walt Disney World and Disneyland Resort and higher theme park attendance and vacation club ownership sales at Walt Disney World. Increased guest spending was primarily due to higher average daily room rates and higher merchandise sales at Walt Disney World, and higher average ticket prices at Disneyland Resort.

The following table presents attendance, per capita theme park guest spending and hotel statistics for our domestic properties:

	East Coast		West Coast		Total Domestic
	Quarter Ended		Quarter Ended		Quarter Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Parks (Increase/decrease)
Attendance	4%	7%	1%	1%	3%	5%
Per Capita Guest Spending	2%	1%	3%	9%	2%	4%
Hotels
Occupancy	93%	92%	96%	96%	93%	93%
Available Room Nights (in thousands)	2,154	2,207	202	202	2,356	2,409
Per Room Guest Spending	$235	$225	$322	$296	$243	$231

Per room guest spending consists of the average daily hotel room rate as well as guest spending on food, beverages and merchandise at the hotels.

International Parks and Resorts

At our international parks and resorts, revenue growth was due to the favorable impact of foreign currency translation, as a result of the weakening of the U.S. dollar against the Euro, and higher guest spending and theme park attendance at Disneyland Resort Paris. Increased guest spending at Disneyland Resort Paris was primarily due to higher average daily room rates.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)

Costs and Expenses

Costs and expenses, which consist principally of labor, costs of merchandise, food and beverages sold, depreciation, repairs and maintenance, entertainment, and marketing and sales expense, increased 5%, or $102 million. The increase in costs and expenses was primarily due to increases at Disneyland Resort Paris, Walt Disney World, and Disneyland Resort. The increase at Disneyland Resort Paris was primarily due to the unfavorable impact of foreign currency translation, as a result of the weakening of the U.S. dollar against the Euro, volume related costs and labor cost inflation. The increase at Walt Disney World was primarily due to labor cost inflation and new guest offerings, partially offset by lower pension and postretirement medical expense and decreased marketing costs. The increase at Disneyland Resort was driven by labor cost inflation and new guest offerings, partially offset by lower pension and postretirement medical expense.

Segment Operating Income

Segment operating income increased 13%, or $72 million, to $621 million, reflecting increases at Walt Disney World and Disneyland Resort.

Studio Entertainment

Revenues

Revenues increased 4%, or $70 million, to $1.8 billion primarily due to increases of $333 million in worldwide theatrical distribution and $41 million in worldwide television distribution, partially offset by a decrease of $320 million in worldwide home entertainment.

The increase in worldwide theatrical distribution revenue was driven by the strong performance of Pirates of the Caribbean: At World’s End compared to Cars in the prior-year quarter. Higher worldwide television distribution revenues were primarily due to stronger performing titles available in the domestic pay television market in the current quarter.

The decrease in worldwide home entertainment revenues was primarily due to lower DVD unit sales in the current quarter reflecting the strong performance of The Chronicles of Narnia: The Lion, The Witch and The Wardrobe in the prior-year quarter.

Cost and Expenses

Costs and expenses, which consist primarily of production cost amortization, distribution and marketing expenses, product costs, and participation costs, increased 8%, or $118 million, primarily due to an increase in worldwide theatrical distribution partially offset by a decrease in worldwide home entertainment.

The increase in worldwide theatrical distribution costs was primarily due to higher production cost amortization, distribution expenses, and participation costs. Higher amortization and participation costs were driven by Pirates of the Caribbean: At World’s End. The increase in distribution costs included extensive marketing campaigns for Pirates of the Caribbean: At World’s End and Disney/Pixar’s Ratatouille, which was released domestically late in the current quarter. Lower costs and expenses in worldwide home entertainment were primarily due to decreases in participation costs, distribution and marketing expenses, and production cost amortization, all of which were due to the decline in unit sales in the current quarter.

Segment Operating Income

Segment operating income decreased 20% to $192 million primarily due to a decrease in worldwide home entertainment partially offset by an increase in international theatrical distribution.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)

Consumer Products

Revenues

Revenues for the quarter increased 23%, or $104 million, to $549 million, primarily due to increases of $68 million at Disney Interactive Studios and $15 million at Merchandise Licensing. Growth at Disney Interactive Studios was due to increased unit volumes reflecting the success of the self-published video game based on Pirates of the Caribbean: At World’s End. Growth at Merchandise Licensing was due to higher earned royalties across multiple product categories led by Cars merchandise. Revenues also included license royalties at the Disney Store North America chain, which commenced in the first quarter of fiscal 2007. These gains were partially offset by a higher revenue share with the Studio Entertainment segment.

Consumer Products segment revenues generated from recent Studio Entertainment properties are shared with the Studio segment. The increased revenues from Studio properties, primarily Cars and Pirates of the Caribbean, resulted in an increase in this allocation in the current quarter.

Costs and Expenses

Costs and expenses increased 24%, or $83 million to $431 million, primarily due to higher cost of sales, video game development costs and marketing costs at Disney Interactive Studios and higher operating costs at Merchandise Licensing.

Operating Income

Segment operating income increased 12%, or $13 million, to $118 million, driven by increased unit volumes at Disney Interactive Studios, higher earned revenues at Merchandise Licensing, and Disney Store North America license royalties, partially offset by a higher revenue share with the Studio Entertainment segment.

Business Segment Results – Nine Month Results

Media Networks

Revenues

Media Networks revenues increased 4%, or $467 million, to $11.0 billion, consisting of an 8% increase, or $458 million, at the Cable Networks and a $9 million increase at Broadcasting.

Increased Cable Networks revenues were primarily due to growth of $231 million from cable and satellite operators, $94 million from advertising revenues and $133 million from other revenues. The increase in cable and satellite operator revenues was driven by contractual rate increases and subscriber growth at ESPN, the international Disney Channels and the domestic Disney/ABC Cable Networks. These increases were partially offset by higher net revenue deferrals at ESPN due to annual programming commitments. For the nine months ended June 30, 2007, the Company deferred revenues of $359 million related to these commitments compared to $158 million in the prior-year period. The deferred revenues are expected to be recognized in the fourth quarter. Increased advertising revenue was driven by an increase at ESPN primarily due to higher sales of Monday Night Football (which moved to ESPN from the ABC Television Network) compared to Sunday Night Football in the prior year. Advertising revenue also increased at the domestic Disney/ABC Cable Networks and the international Disney Channels. Higher other revenues were driven by DVD sales, primarily High School Musical, and the settlement of a claim in the bankruptcy of a distributor.

Broadcasting revenues were essentially flat as higher sales of ABC Studios productions and increased political advertising revenue at the owned television stations were largely offset by a decrease in advertising revenue at the ABC Television Network. Increased sales of ABC Studios productions reflected higher international, domestic syndication and DVD sales of the hit dramas Desperate Housewives, Lost, and Grey’s Anatomy. The decrease in advertising revenue at the ABC Television Network was primarily due to fewer hours of sports programming primarily due to the absence of Monday Night Football, the Super Bowl and three College Bowl games, partially offset by an increase in primetime. In primetime, higher advertising rates and sold inventory were partially offset by lower ratings.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)

Costs and Expenses

Costs and expenses decreased 1%, or $71 million, to $8.2 billion consisting of a 6% decrease, or $250 million, at Broadcasting partially offset by a 4% increase, or $179 million, at the Cable Networks. The increase at Cable Networks was primarily due to increased costs at ESPN driven by higher programming costs for Monday Night Football compared to Sunday Night Football in the prior year and higher programming and other costs at the domestic Disney/ABC Cable Networks and at the international Disney Channels. These increases were partially offset by the benefit from the transition of ESPN’s mobile phone operations to a licensing model. The decrease at Broadcasting was due to lower sports programming costs, partially offset by increases in other programming and production costs (including the cost to replace sports programming) and higher costs for the Disney mobile phone service.

Segment Operating Income

Segment operating income increased 22%, or $590 million, to $3.2 billion for the nine months due to increases of $322 million at the Cable Networks and $268 million at Broadcasting. The increase at the Cable Networks was due primarily to growth at ESPN, the domestic Disney/ABC Cable Networks and at the international Disney Channels. The increase at Broadcasting was due to higher sales of ABC Studios productions, fewer hours of sports programming at the ABC Television Network, and higher revenues at the owned television stations, partially offset by higher costs associated with the Disney mobile phone service. Also included in segment operating income is income from equity investees of $387 million for the nine months compared to $335 million in the prior-year.

Parks and Resorts

Revenues

Revenues at Parks and Resorts increased 6%, or $456 million, to $7.8 billion due to increases of $305 million at our domestic resorts and $151 million at our international resorts.

Domestic Parks and Resorts

At our domestic parks and resorts, revenue growth was due to increased guest spending, theme park attendance, and vacation club ownership sales at Walt Disney World. Increased guest spending was due to higher ticket prices, increased food, beverage and merchandise spending and higher average room rates.

The following table presents attendance, per capita theme park guest spending and hotel statistics for our domestic properties:

	East Coast		West Coast		Total Domestic
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Parks Increase/(decrease)
Attendance	5%	5%	(1) %	11%	3%	7%
Per Capita Guest Spending	4%	0%	2%	11%	3%	3%
Hotels
Occupancy	89%	87%	92%	94%	89%	87%
Available Room Nights (in thousands)	6,454	6,622	607	607	7,061	7,229
Per Room Guest Spending	$226	$218	$301	$280	$232	$223

Per room guest spending consists of the average daily hotel room rate as well as guest spending on food, beverages and merchandise at the hotels.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)

International Parks and Resorts

At our international parks and resorts, revenue growth was due to the favorable impact of foreign currency translation, as a result of the weakening of the U.S. dollar against the Euro, and higher theme park attendance, guest spending, and hotel occupancy at Disneyland Resort Paris. These revenue increases were partially offset by lower theme park attendance and guest spending at Hong Kong Disneyland Resort.

Costs and Expenses

Costs and expenses increased 5%, or $314 million. The increase in costs and expenses was due to increases at Disneyland Resort Paris and Walt Disney World. The increase at Disneyland Resort Paris was primarily due to the unfavorable impact of foreign currency translation, as a result of the weakening of the U.S. dollar against the Euro, volume-related costs and labor cost inflation. The increase at Walt Disney World was primarily due to labor cost inflation, new guest offerings, and volume-related costs, partially offset by lower pension and postretirement medical expense.

Segment Operating Income

Segment operating income increased 12%, or $142 million, to $1.3 billion, primarily due to increases at Walt Disney World and Disneyland Resort Paris, partially offset by a decline at Hong Kong Disneyland Resort.

Studio Entertainment

Revenues

Revenues increased 8%, or $434 million, to $6.0 billion primarily due to an increase of $343 million in worldwide home entertainment driven by increased DVD unit sales resulting from the strong performance of Pirates of the Caribbean: Dead Man’s Chest and Disney/Pixar’s Cars in the current period compared to The Chronicles of Narnia: The Lion, The Witch and The Wardrobe in the prior-year period.

Cost and Expenses

Costs and expenses decreased 2%, or $82 million primarily due to a decrease in worldwide theatrical distribution driven by lower film cost write-downs and distribution costs. Lower distribution costs were driven by a decrease in international distribution costs as the prior-year period included more titles in release.

Segment Operating Income

Segment operating income increased $516 million to $1.0 billion primarily due to increases in worldwide home entertainment and worldwide theatrical distribution.

Consumer Products

Revenues

Revenues increased 8%, or $128 million, to $1.8 billion, primarily due to increases of $66 million at Merchandise Licensing and $58 million at Disney Interactive Studios. Growth at Merchandise Licensing was due to higher earned royalties across multiple product categories led by the strong performance of Cars merchandise. Growth at Disney Interactive Studios was due to the performance of current period titles, which included Pirates of the Caribbean: At World’s End and Spectrobes, compared to prior period titles, which included The Chronicles of Narnia and Chicken Little. These gains were partially offset by a higher revenue share with the Studio Entertainment segment due to increased revenues from Studio properties, primarily Cars, and lower contractual minimum guarantee revenues.

Costs and Expenses

Costs and expenses increased 10%, or $111 million, primarily due to an increase at Disney Interactive Studios due to higher cost of sales, video game development costs and marketing costs.

Operating Income

Segment operating income was essentially flat as higher operating income at Merchandise Licensing was offset by lower results at Disney Interactive Studios due to the increased investment in video game development.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)

OTHER FINANCIAL INFORMATION

Net Interest Expense

Net interest expense is as follows:

	Quarter Ended		Change	Nine Months Ended		Change
(in millions)	June 30, 2007	July 1, 2006		June 30, 2007	July 1, 2006
Interest expense	$(183)	$(158)	16%	$(538)	$(526)	2%
Interest and investment income	40	25	60%	108	85	27%

Net interest expense	$(143)	$(133)	8%	$(430)	$(441)	(2) %

Interest expense increased 16% for the quarter driven by higher effective interest rates. For the nine months, interest expense increased 2% driven by higher effective interest rates and the write-off of remaining debt issuance costs for quarterly interest bonds, which were redeemed during the first quarter of fiscal 2007, partially offset by lower average debt balances.

Interest and investment income increased for the quarter due to favorable market value adjustments on investments in the current period and higher average cash balances. For the nine months, interest and investment income increased due to higher average cash balances and favorable market value adjustments on investments, partially offset by a $12 million recovery in the second quarter of fiscal 2006 in connection with the Company’s leveraged lease investment with United Airlines which had been written off previously.

Income Taxes

The effective income tax rate is as follows:

	Quarter Ended		Change	Nine Months Ended		Change
	June 30, 2007	July 1, 2006		June 30, 2007	July 1, 2006
Effective Income Tax Rate	37.6%	33.7%	3.9 ppt	37.8%	34.9%	2.9 ppt

The effective income tax rate increased for the quarter and nine months primarily due to a reduction in the tax benefits realized from an exclusion of certain foreign source income and a benefit in the prior-year quarter from a non-taxable gain recorded in connection with the Pixar acquisition. For the nine months, the effective income tax rate also increased due to an adjustment to previously recognized tax benefits with respect to Hong Kong Disneyland, which was recorded in the second quarter of fiscal 2007.

The exclusion of certain foreign source income was repealed on a phase-out basis as part of the American Jobs Creation Act of 2004. No exclusion is available for transactions originating after the first quarter of fiscal 2007.

Minority Interests

Minority interest expense is as follows:

	Quarter Ended		Change	Nine Months Ended		Change
(in millions)	June 30, 2007	July 1, 2006		June 30, 2007	July 1, 2006
Minority interest expense	$(69)	$(73)	(5) %	$(77)	$(101)	(24) %

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)

Minority interest expense decreased for the nine months due to the impact of increased losses at Hong Kong Disneyland, partially offset by the impacts of increased profits at ESPN and decreased losses at Disneyland Resort Paris. The minority interest impact is determined on income after royalties, financing costs and income taxes.

FINANCIAL CONDITION

The change in cash and cash equivalents is as follows:

	Nine Months Ended		Change
(in millions)	June 30, 2007	July 1, 2006
Cash provided by continuing operating activities	$3,825	$3,575	$250
Cash provided by continuing investing activities	405	359	46
Cash used by continuing financing activities	(3,281)	(3,793)	512
Cash flows from discontinued operations	104	89	15

Increase in cash and cash equivalents	$1,053	$230	$823

Operating Activities

Cash provided by continuing operating activities increased by $250 million to $3.8 billion primarily due to higher operating performance at Studio Entertainment, Parks and Resorts and Media Networks and lower NFL payments, partially offset by higher income tax payments.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)

The Company’s film and television production and programming activity for the nine months ended June 30, 2007 and July 1, 2006 are as follows:

	Nine Months Ended
(in millions)	June 30, 2007	July 1, 2006
Beginning balances:
Production and programming assets	$5,650	$5,937
Programming liabilities	(1,118)	(1,083)

	4,532	4,854

Spending:
Film and television production	2,134	2,185
Broadcast programming	2,967	3,070

	5,101	5,255

Amortization:
Film and television production	(2,522)	(2,619)
Broadcast programming	(2,770)	(3,080)

	(5,292)	(5,699)

Change in film and television production and programming costs	(191)	(444)
Pixar film cost acquired	—	500
Other non-cash activity	62	41

Ending balances:
Production and programming assets	5,479	5,953
Programming liabilities	(1,076)	(1,002)

	$4,403	$4,951

Investing Activities

Cash provided by continuing investing activities during the nine months ended June 30, 2007 of $405 million was due to proceeds from the sales of our interests in E! Entertainment Television and Us Weekly, totaling $1.5 billion, and from sales of fixed assets, partially offset by investments in parks, resorts and other property and acquisitions. During the nine months ended June 30, 2007, the Company invested $986 million in parks, resorts and other properties as follows:

	Nine Months Ended
(in millions)	June 30, 2007	July 1, 2006
Media Networks	$123	$117
Parks and Resorts
Domestic	536	385
International	193	182

Total Parks and Resorts	729	567

Studio Entertainment	49	24
Consumer Products	17	8
Corporate	68	51

	$986	$767

Capital expenditures for the Parks and Resorts segment are principally for new rides and attractions and recurring capital improvements. The increase in capital expenditures at the domestic parks and resorts was primarily due to a deposit on two new cruise ships and new rides and attractions at Disneyland Resort including the Finding Nemo Submarine Voyage.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)

Financing Activities

Cash used in continuing financing activities during the nine months ended June 30, 2007 of $3.3 billion primarily reflected share repurchases and dividends, partially offset by proceeds from borrowings and the exercise of stock options.

During the nine months ended June 30, 2007, the Company’s borrowing activity was as follows:

	September 30, 2006	Additions	Payments	Other Activity	June 30, 2007
Commercial paper borrowings	$839	$1,680	$—	$—	$2,519
U.S. medium-term notes	6,499	—	(1,250)	—	5,249
Convertible senior notes	1,323	—	—	—	1,323
Other U.S. dollar denominated debt	305	—	(305)	—	—
Privately placed debt	54	—	(54)	—	—
European medium-term notes	191	75	(103)	—	163
Preferred stock	353	—	—	(8)	345
Capital Cities/ABC debt	183	—	—	(2)	181
Film financing	276	205	(185)	—	296
Other (1)	260	1,352	(19)	(1,420)	173
Euro Disney borrowings (2)	2,172	—	—	173	2,345
Hong Kong Disneyland borrowings	1,070	—	—	11	1,081

Total	$13,525	$3,312	$(1,916)	$(1,246)	$13,675

(1)

Additions include $1.35 billion of pre-spin-off borrowings of ABC Radio Holdings, Inc. reported in financing activities of continuing operations. Other activity includes the transfer of this debt in connection with the spin-off of ABC Radio Holdings, Inc.

(2)	Other activity includes a $125 million increase from foreign currency translation as a result of the weakening of the U.S. dollar against the Euro.

The Company’s bank facilities as of June 30, 2007 were as follows:

(in millions)	Committed Capacity	Capacity Used	Unused Capacity
Bank facilities expiring 2010	$2,250	$—	$2,250
Bank facilities expiring 2011	2,250	212	2,038

Total	$4,500	$212	$4,288

These bank facilities allow for borrowings at LIBOR-based rates plus a spread which ranges from 0.175% to 0.75% depending on the amount borrowed and the Company’s public debt rating. As of June 30, 2007, the Company had not borrowed under these bank facilities although $212 million of letters of credit had been issued under the facility expiring in 2011.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)

During the nine months ended June 30, 2007, the Company repurchased 151 million shares of Disney common stock for $5.2 billion. As of June 30, 2007 the Company had authorization in place to repurchase 374 million additional shares. The repurchase program does not have an expiration date.

We believe that the Company’s financial condition is strong and that its cash balances, other liquid assets, operating cash flows, access to debt and equity capital markets and borrowing capacity, taken together, provide adequate resources to fund ongoing operating requirements and future capital expenditures related to the expansion of existing businesses and development of new projects. However, the Company’s operating cash flow and access to the capital markets can be impacted by macroeconomic factors outside of its control. In addition to macroeconomic factors, the Company’s borrowing costs can be impacted by short and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on the Company’s performance as measured by certain credit metrics such as interest coverage and leverage ratios. As of June 30, 2007, Moody’s Investors Service’s long and short-term debt ratings for the Company were A2 and P-1, respectively, with stable outlook; and Standard & Poor’s long and short-term debt ratings for the Company were A- and A-2, respectively, and were placed on CreditWatch positive on May 21, 2007. The Company’s bank facilities contain only one financial covenant, relating to interest coverage, which the Company met on June 30, 2007, by a significant margin. The Company’s bank facilities also specifically exclude certain entities, such as Euro Disney and Hong Kong Disneyland, from any representations, covenants or events of default.

Hong Kong Disneyland is subject to semi-annual financial performance covenants under its commercial term loan and revolving credit facility agreement. The commercial term loan had a balance of approximately $293 million on June 30, 2007. The revolving credit facility has not been drawn on to date. In July 2006, lenders under the commercial term loan and revolving credit facility agreement provided a waiver to these covenants for the September 30, 2006 and March 31, 2007 measurement dates. The revolving credit facility is not available for the period the waiver is in effect. The covenants will be in effect for the September 30, 2007 measurement date.

In anticipation of the prospect that the covenants will not be met at that date, and that Hong Kong Disneyland may require alternative sources of financing to meet its operating and development needs, Hong Kong Disneyland is currently engaged in discussions with the Company and Hong Kong Disneyland’s majority shareholder (the Government of the Hong Kong Special Administrative Region) regarding financing arrangements that will assist in meeting these needs. The Company expects that such financing likely would include additional investment by the Company. Although these discussions may not be completed prior to the time that compliance with the covenants is determined, management believes that Hong Kong Disneyland will be successful in refinancing the commercial term loan or taking other actions that will facilitate completion of the discussions and will be successful in developing long-term financial arrangements necessary to meet its financial and development needs.

Euro Disney has covenants under its debt agreements that limit its investment and financing activities. Since fiscal year 2006, Euro Disney has also been required to meet financial performance covenants that necessitate improvements to its operating margin.

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

SFAS 142 requires the Company to compare the fair values of other indefinite-lived intangible assets to their carrying amounts. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized. Fair values for goodwill and other indefinite-lived intangible assets are determined based on discounted cash flows, market multiples, or appraised values as appropriate.

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

Stock Option Compensation Expense

Compensation expense for stock options is estimated on the date of grant using the binomial valuation option-pricing model. The weighted average assumptions used in the binomial valuation model during the nine months ended June 30, 2007 were 26% for the expected volatility, 1.38 for the expected exercise multiple (the multiple of exercise price to grant price at which exercises are expected to occur on average) and 7.4% for the expected termination rate. Although the initial fair value of stock options is not adjusted after the grant date, changes in the Company’s assumptions may change the estimated fair value of and therefore, the expense related to future stock option grants. The assumptions that cause the greatest variation in fair value in the binomial valuation model are the assumed volatility and expected exercise multiple. Increases or decreases in either the assumed volatility or expected exercise multiple will cause the binomial option value to increase or decrease, respectively.

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

Based on their evaluation as of June 30, 2007, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings

Since our Form 10-Q filing for the quarter ended March 31, 2007, developments identified below occurred in the following legal proceedings. For information on certain other legal proceedings, see Note 11 to the Condensed Consolidated Financial Statements included in this report.

Stephen Slesinger, Inc. v. The Walt Disney Company. In this lawsuit, filed on February 27, 1991 in the Los Angeles County Superior Court, the plaintiff claims that a Company subsidiary defrauded it and breached a 1983 licensing agreement with respect to certain Winnie the Pooh properties, by failing to account for and pay royalties on revenues earned from the sale of Winnie the Pooh movies on videocassette and from the exploitation of Winnie the Pooh merchandising rights. The plaintiff seeks damages for the licensee’s alleged breaches as well as confirmation of the plaintiff’s interpretation of the licensing agreement with respect to future activities. The plaintiff also seeks the right to terminate the agreement on the basis of the alleged breaches. If each of the plaintiff’s claims were to be confirmed in a final judgment, damages as argued by the plaintiff could total as much as several hundred million dollars and adversely impact the value to the Company of any future exploitation of the licensed rights. On March 29, 2004, the Court granted the Company’s motion for terminating sanctions against the plaintiff for a host of discovery abuses, including the withholding, alteration, and theft of documents and other information, and, on April 5, 2004, dismissed plaintiff’s case with prejudice. Plaintiff’s subsequent attempts to disqualify the judge who granted the terminating sanctions were denied in 2004, and its motion for a “new trial” was denied on January 26, 2005, allowing plaintiff to proceed with its noticed appeal from the April 5, 2004, order of dismissal. Oral argument of the appeal is scheduled for September 20, 2007.

Management believes that it is not currently possible to estimate the impact, if any, that the ultimate resolution of these and matters previously disclosed in Form 10-K for the year ended September 30, 2006 and in subsequent reports on Form 10-Q will have on the Company’s results of operations, financial position or cash flows.

The Company, together with, in some instances, certain of its directors and officers, is a defendant or co-defendant in various other legal actions involving copyright, breach of contract and various other claims incident to the conduct of its businesses. Management does not expect the Company to suffer any material liability by reason of such actions.

ITEM 1A.  Risk Factors

The Private Securities Litigation Reform Act of 1995 (the Act) provides a safe harbor for “forward-looking statements” made by or on behalf of the Company. We may from time to time make written or oral statements that are “forward-looking” including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to our shareholders. All forward-looking statements are made on the basis of management’s views and assumptions regarding future events and business performance as of the time the statements are made and the Company does not undertake any obligation to update its disclosure relating to forward looking matters. Actual results may differ materially from those expressed or implied. Such differences may result from actions taken by the Company, including restructuring or strategic initiatives (including capital investments or asset acquisitions or dispositions), as well as from developments beyond the Company’s control, including: adverse weather conditions or natural disasters; health concerns; international, political or military developments; technological developments; and changes in domestic and global economic conditions, competitive conditions and consumer preferences. Such developments may affect travel and leisure businesses generally and may, among other things, affect the performance of the Company’s theatrical and home entertainment releases, the advertising market for broadcast and cable television programming, expenses of providing medical and pension benefits, demand for our products and performance of some or all company businesses either directly or through their impact on those who distribute our products. Additional factors are in the 2006 Annual Report on Form 10-K and in subsequent reports on Form 10-Q under the Item 1A, “Risk Factors.”

PART II.  OTHER INFORMATION (continued)

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended June 30, 2007:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1, 2007 – April 30, 2007	24,856,354	34.80	24,755,700	86 million
May 1, 2007 – May 31, 2007	14,892,293	35.78	14,793,100	389 million
June 1, 2007 – June 30, 2007	16,108,541	34.44	15,985,800	374 million

Total	55,857,188	34.96	55,534,600	374 million

(1)

322,588 shares were purchased on the open market to provide shares to participants in the Walt Disney Investment Plan (WDIP) and Employee Stock Purchase Plan (ESPP). These purchases were not made pursuant to a publicly announced repurchase plan or program.

(2)

Under a share repurchase program implemented effective June 10, 1998, the Company is authorized to repurchase shares of its common stock. On May 1, 2007, following share repurchases made through May 1, 2007, the Company’s Board of Directors increased the repurchase authorization to a total of 400 million shares as of that date. The repurchase program does not have an expiration date.

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
Thomas O. Staggs, Senior Executive Vice President and Chief Financial Officer

August 1, 2007

Burbank, California

INDEX OF EXHIBITS

Number and Description of Exhibit (Numbers Coincide with Item 601 of Regulation S-K)		Document Incorporated by Reference from a Previous Filing or Filed Herewith, as Indicated below
3.1	Amended and Restated Bylaws of the Registrant, as amended June 27, 2007	Exhibit 3.1 to Current Report on Form 8-K of the Company filed June 29, 2007

10.1	Form of Restricted Stock Unit Award Agreement in Lieu of Equitable Adjustment	Filed herewith

31(a)	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31(b)	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32(a)	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished

32(b)	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished

*	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.