Form 10-K
period 2007-09-29
WALT DISNEY CO/
filed 2007-11-21
CIK 1001039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 29, 2007	Commission File Number 1-11605

Incorporated in Delaware 500 South Buena Vista Street, Burbank, California 91521 (818) 560-1000	I.R.S. Employer Identification No. 95-4545390

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value	New York Stock Exchange

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

YES                  NO  ✓

The aggregate market value of common stock held by non-affiliates (based on the closing price on the last business day of the registrant’s most recently completed second fiscal quarter as reported on the New York Stock Exchange-Composite Transactions) was $64.3 billion. All executive officers and directors of the registrant and all persons filing a Schedule 13D with the Securities and Exchange Commission in respect to registrant’s common stock have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

There were 1,903,484,711 shares of common stock outstanding as of November 14, 2007.

Documents Incorporated by Reference

Certain information required for Part III of this report is incorporated herein by reference to the proxy statement for the 2008 annual meeting of the Company’s shareholders.

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

Information on the Company’s revenues, operating income, and identifiable assets appears in Note 1 to the Consolidated Financial Statements included in Item 8 hereof. The Company employed approximately 137,000 people as of September 29, 2007.

MEDIA NETWORKS

The Media Networks segment is comprised of a domestic broadcast television network, television production and distribution operations, domestic television stations, cable/satellite networks, domestic broadcast radio networks and stations, and internet and mobile operations.

Domestic Broadcast Television Network

The Company operates the ABC Television Network, which as of September 29, 2007, had affiliation agreements with 231 local stations reaching 99% of all U.S. television households. The ABC Television Network broadcasts programs in the following “dayparts”: early morning, daytime, primetime, late night, news, children and sports.

The ABC Television Network produces its own programs or acquires broadcast rights from other third-party producers, as well as production entities that are owned by the Company, and rights holders for network programming and pays varying amounts of compensation to affiliated stations for broadcasting the programs and commercial announcements included therein. The ABC Television Network derives substantially all of its revenues from the sale to advertisers of time in network programs for commercial announcements. The ability to sell time for commercial announcements and the rates received are primarily dependent on the size and nature of the audience that the network can deliver to the advertiser as well as overall advertiser demand for time on network broadcasts.

Television Production and Distribution

We produce and distribute live action and animated television programming under the ABC Studios, Buena Vista Productions, Disney-ABC Domestic Television, Disney-ABC International Television, Walt Disney Television and ABC Family Productions labels. We distribute both domestically and internationally, as well as in the home entertainment market, through our distribution companies. Program development is carried out in collaboration with a number of independent writers, producers, and creative teams, with a focus on the development, production and distribution of half-hour comedies and one-hour dramas for primetime broadcasts. Programming produced either for ourselves or third parties in the 2007/2008 television season include the one-hour dramas Army Wives, Brothers & Sisters, Criminal Minds, Desperate Housewives, Dirt, Ghost Whisperer, Grey’s Anatomy, Kyle XY, Lost, October Road, and Ugly Betty; and the half-hour comedies According to Jim and Scrubs. In addition, America’s Funniest Home Videos and Extreme Makeover: Home Edition entered the domestic syndication market during 2007, while Grey’s Anatomy was licensed in 2007. New primetime series that premiered in the fall of 2007 included the one-hour dramas Cane, Dirty Sexy Money, Private Practice, and Reaper, and the half-hour comedies Carpoolers, Cavemen, and Samantha Who? Planned midseason shows include the one-hour drama Eli Stone and the comedy Miss Guided.

The Company also produces original television movies that the ABC Television Network airs along with acquired theatricals as ABC Movies of the Week.

Under the Buena Vista Productions label, we produce a variety of primetime specials for network television and live-action syndicated programming. Syndicated programming includes Live! with Regis and Kelly, a daily talk show; Ebert & Roeper, a weekly motion picture review program; and game shows, such as Who Wants to Be a Millionaire. This programming has been sold for multiple years into the future and some of the talent has signed long-term commitments.

Domestic Television Stations

We own nine very high frequency (VHF) television stations, six of which are located in the top-ten markets in the United States, and one ultra-high frequency (UHF) television station. All of our television stations are affiliated with the ABC Television Network, transmit both analog and digital signals, and collectively reach 24% of the nation’s television households.

Markets and other station details for the stations we own are as follows:

Market	TV Station	Analog Channel	Television Market Ranking (1)
New York, NY	WABC-TV	7	1
Los Angeles, CA	KABC-TV	7	2
Chicago, IL	WLS-TV	7	3
Philadelphia, PA	WPVI-TV	6	4
San Francisco, CA	KGO-TV	7	5
Houston, TX	KTRK-TV	13	10
Raleigh-Durham, NC	WTVD-TV	11	29
Fresno, CA	KFSN-TV	30	55
Flint, MI	WJRT-TV	12	66
Toledo, OH	WTVG-TV	13	71

(1)	Based on Nielsen Media Research, U.S. Television Household Estimates, January 1, 2007

Cable/Satellite Networks

Our cable/satellite networks are engaged in broadcasting of television programming, licensing of television programming to domestic and international markets and investing in foreign television broadcasting, programming, production and distribution entities. Programming at our cable/satellite networks is both internally produced and acquired from third parties.

Cable/satellite networks derive substantially all of their revenues from affiliate fees charged to cable and satellite service providers and, for certain networks, the sale to advertisers of time in network programs for commercial announcements. Generally, the Company’s cable/satellite networks operate under multi-year carriage agreements with cable and satellite service providers that include contractually determined affiliate fees. The amounts that we can charge to cable and satellite service providers for our cable/satellite network services are largely dependent on competition and the quality and quantity of programming that we can provide. The ability to sell time for commercial announcements and the rates received are primarily dependent on the size and nature of the audience that the network can deliver to the advertiser as well as overall advertiser demand. Certain programming developed by our cable/satellite networks is also distributed in the home entertainment markets.

The Company’s most significant cable properties and our ownership percentage and estimated subscribers as of September 29, 2007 are set forth in the following table:

Property	Estimated Subscribers (in millions) (1)	Ownership %
ESPN	97	80.0
ESPN2	96	80.0
ESPN Classic	63	80.0
ESPNEWS	62	80.0
ESPNU	20	80.0
Disney Channel	94	100.0
International Disney Channels	54	100.0
Toon Disney	66	100.0
Lifetime Television	96	50.0
A&E	96	37.5
ABC Family	95	100.0
The History Channel	95	37.5
A&E International	87	37.5
Lifetime Movie Network	58	50.0
Lifetime Real Women	9	50.0
Jetix Europe	50	73.6
Jetix Latin America	15	100.0
SOAPnet	66	100.0
The Biography Channel	47	37.5
History International	47	37.5

(1)

Estimated U.S. subscriber counts according to Nielsen Media Research as of September 29, 2007. Subscriber counts for international channels are not rated by Nielsen and represent the number of subscribers receiving the service based on internal management reports.

The Company has various other international investments in broadcast and cable properties in addition to those listed in the above table.

ESPN. ESPN is a multimedia, multinational sports entertainment company that operates six television sports networks: ESPN, ESPN2, ESPN Classic, ESPNEWS, ESPN Deportes (a Spanish language network) and ESPNU (a network devoted to college sports). ESPN also operates two high-definition television simulcast services, ESPN HD and ESPN2 HD. ESPN programs the sports schedule on the ABC Television Network, which is now branded ESPN on ABC. ESPN owns, has equity interests in or has distribution agreements with 34 international sports networks, reaching households in more than 190 countries and territories in 15 languages including a 50% equity interest in ESPN Star Sports, which distributes sports programming throughout most of Asia. In addition, ESPN holds a 30% equity interest in CTV Specialty Television, Inc., which owns The Sports Network, Le Réseau des Sports, ESPN Classic Canada, the NHL Network and Discovery Canada, among other media properties in Canada.

ESPN operates ESPN.com, a sports web site; ESPN360.com, which delivers video content to broadband subscribers; Mobile ESPN, which delivers content to mobile service providers; ESPN Regional Television, the nation’s largest syndicator of collegiate sports programming; the ESPN Radio Network; ESPN Radio stations; ESPN The Magazine; BASS, the largest tournament fishing organization in the world sanctioning more than 20,000 events annually through the BASS Federation Nation; and ESPN Enterprises, which develops branded licensing opportunities. ESPN Zone sports-themed dining and entertainment facilities are operated by and included in the Parks and Resorts segment.

The ESPN Radio Network format is carried on more than 750 stations, of which 355 are full-time (five stations are owned by the Company), making it the largest sports radio network in the United States.

Markets and other details for the stations we own are as follows:

Market	Radio Station	Broadcast Band	Radio Market Ranking (1)
New York, NY	WEPN	AM	1
Los Angeles, CA	KSPN	AM	2
Chicago, IL	WMVP	AM	3
Dallas-Fort Worth, TX	KESN	FM	5
Pittsburgh, PA	WEAE	AM	24

(1)	Based on Spring 2007 Arbitron Radio Market Rankings

Disney Channel. Disney Channel is a cable/satellite network service that targets children and families. Shows developed and produced internally for initial exhibition on Disney Channel include live-action comedy series, animated programming and educational preschool series, as well as projects for the Disney Channel Original Movie franchise, including this year’s Jump In and High School Musical 2. Live-action comedy series include Hannah Montana, The Suite Life of Zack & Cody, and Cory in the House. Animated programming includes Disney’s The Emperor’s New School and The Replacements. Preschool series include My Friends Tigger & Pooh, Disney’s Mickey Mouse Clubhouse, and Disney’s Little Einsteins. The balance of the programming consists of products acquired from third parties and products from our theatrical film and television programming library.

Many of the live-action and animated series produced for Disney Channel also air during the ABC Television Network’s Saturday morning children’s daypart, “ABC Kids.” These programs include Hannah Montana, The Suite Life of Zack & Cody, That’s So Raven, Disney’s The Emperor’s New School and The Replacements.

Disney Channel also operates in more than 20 markets outside the United States. International programming consists primarily of the Company’s originally produced series and movies, products acquired from third parties and locally-produced programming. We continue to explore the further development of Disney Channel in other countries around the world.

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

Toon Disney. Toon Disney was launched in 1998 and is intended to appeal to children and features an array of family-friendly, predominantly animated programming from the Disney library. Toon Disney is also the home of Jetix, a block consisting of action adventure programming. This year Toon Disney added the Disney Channel comedy series, The Replacements, and also offers the Big Movie Show, which airs Feature Animation releases including Disney/Pixar’s The Incredibles, Finding Nemo and Monsters, Inc.

SOAPnet. SOAPnet was launched in January 2000 and offers a variety of soap operas and related programming. Popular daytime dramas, including All My Children, Days of Our Lives, One Life to Live, General Hospital, and The Young and the Restless, are aired at night. In addition, the network provides inside access to stars and storylines with original programs and reality series I Wanna Be A Soap Star and The Fashionista Diaries. SOAPnet also offers primetime classics, including Melrose Place, Beverly Hills 90210 and Dallas, as well as classic daytime series Port Charles, Ryan’s Hope and Another World.

ABC Family. ABC Family is a U.S. television programming service that targets adults 18-34. The network’s current programming includes the dramas Kyle XY, Lincoln Heights, Wildfire and Greek. The network contracts with outside production companies for these dramas but retains ownership rights. Additionally, ABC Family airs original movies, content acquired from third parties, and products from our owned theatrical film library. The most recent season included the original movies Santa Baby and Fallen as well as broadcasts of films from the Harry Potter series.

JETIX. The Company has a 73.6% ownership interest in Jetix Europe, a publicly traded pan-European integrated children’s entertainment company formerly known as Fox Kids Europe, and a 100% ownership interest in Jetix Latin America, formerly known as Fox Kids Latin America, which is operated by Disney Channel Latin America.

A&E Television Networks. The A&E Television Networks are television programming services devoted to cultural and entertainment programming and include A&E, A&E International, The History Channel, History International and The Biography Channel.

Lifetime Entertainment Services. Lifetime Entertainment Services includes Lifetime Television, which is devoted to women’s lifestyle programming; the Lifetime Movie Network, a 24-hour movie channel; and Lifetime Real Women, a 24-hour cable network with programming from a woman’s point of view.

E! Entertainment Television. On November 21, 2006, in connection with the execution of new long-term agreements for the provision of programming to cable service provider Comcast Corporation (Comcast), the Company sold its 39.5% interest in E! Entertainment Television (E!) to Comcast (which owned the remainder of the interests in E!) for $1.2 billion, which resulted in a pre-tax gain of approximately $0.8 billion ($0.5 billion after-tax), which was recorded in the first quarter of fiscal 2007.

The Company’s share of the financial results of A&E, Lifetime and other broadcast and cable equity investments is reported under the heading “Equity in the income of investees” in the Company’s Consolidated Statements of Income.

Radio Disney. The Radio Disney Network format is intended to appeal to kids, tweens and families. It is carried in 54 markets, covering more than 60% of the U.S. market. Radio Disney is also available on RadioDisney.com, XM and Sirius satellite radio, iTunes Radio Tuner, digital cable television’s Music Choice channel, XM/DIRECTV and mobile phones. Radio Disney programming can also be downloaded via the iTunes Music Store. Radio Disney brand extensions include multiple Radio Disney Jams CDs from Walt Disney Records.

Markets and other details for Radio Disney stations we own are as follows:

Market	Radio Station	Broadcast Band	Radio Market Ranking (1)
New York, NY	WQEW	AM	1
Los Angeles, CA	KDIS	AM	2
Chicago, IL	WRDZ	AM	3
San Francisco, CA	KMKY	AM	4
Dallas-Fort Worth, TX	KMKI	AM	5
Houston, TX	KMIC	AM	6
Philadelphia, PA	WWJZ	AM	7
Atlanta, GA	WDWD	AM	9
Detroit, MI	WFDF	AM	10
Boston, MA	WMKI	AM	11
Miami, FL	WMYM	AM	12
Seattle, WA	KKDZ	AM	14
Phoenix, AZ	KMIK	AM	15
Minneapolis, MN(3)	KDIZ	AM	16
Tampa, FL	WWMI	AM	19
St. Louis, MO	WSDZ	AM	20
Denver, CO	KDDZ	AM	22
Portland, OR	KDZR	AM	23
Cleveland, OH	WWMK	AM	26
Sacramento, CA	KIID	AM	27
San Antonio, TX	KRDY	AM	29
Kansas City, MO	KPHN	AM	30
Salt Lake City, UT	KWDZ	AM	31
Charlotte, NC	WGFY	AM	33
Orlando, FL	WDYZ	AM	34
Milwaukee, WI	WKSH	AM	36
Providence, RI	WDDZ	AM	38
Indianapolis, IN	WRDZ	FM	40
Norfolk, VA	WHKT	AM	41
Greensboro, NC	WCOG	AM	45
West Palm Beach, FL	WMNE	AM	46
Jacksonville, FL	WBWL	AM	47
Hartford, CT	WDZK	AM	50
Louisville, KY	WDRD	AM	54
Richmond, VA	WDZY	AM	55
New Orleans, LA	WBYU	AM	57
Albany, NY	WDDY	AM	63
Tulsa, OK	KMUS	AM	65
Albuquerque, NM	KALY	AM	70
Little Rock, AR	KDIS	FM	85
Wichita, KS	KQAM	AM	98

(1)	Based on Spring 2007 Arbitron Radio Market Rankings

Internet and Mobile Operations

The internet and mobile operations of the Media Networks segment develop, publish and distribute content for online and wireless services intended to appeal to broad consumer interest in sports, news, family and entertainment. Internet web sites and products include ABC.com, ABCNews.com, Disney.com, Disney Online, ABCFamily.com, SOAPnet.com, ESPN.com, Disney’s Club Penguin and Disney Mobile Studios. The Company’s internet operations derive revenue from a combination of advertising and sponsorships, subscription services and e-commerce activities.

ABC.com is the official web site of the ABC Television Network, while ABCNews.com draws on the knowledge and expertise of ABC News correspondents throughout the world to provide in-depth news coverage online. ABCNews.com also offers broadband subscriptions to the 24-hour live internet news channel, ABC News Now, and to video-on-demand news reports from all ABC News broadcasts. Content from ABC and ABC News is also available on select domestic wireless networks.

Disney.com is a centralized Disney web site that integrates many of the Company’s Disney-branded internet sites including sites for the Disney Channel, Disney Parks and Resorts, Walt Disney Pictures and Disney Consumer Products. Disney Online offers a number of premium broadband services, including Disney Connection and Disney’s Toontown Online.

ABCFamily.com creates digital extensions to ABC Family programming that feature interactivity and social networking. The site also features user-generated content and online programming that is downloadable and customizable based on preferences of individual users.

SOAPnet.com uses digital media to give soap fans additional information on SOAPnet daytime dramas. SOAPNETIC, a gated broadband service, provides exclusive, behind-the-scenes coverage of the world of daytime dramas.

ESPN.com delivers comprehensive sports news, information and video to millions of fans each month. ESPN360.com is a broadband service that delivers live games, highlights and inside analysis.

In August 2007, the Company acquired Club Penguin, an online virtual world for kids ages 6-14. The site features animated penguin avatars that inhabit a snow-covered world, converse with other users, participate in group activities and create and furnish a virtual home with currency earned inside the game.

Disney Mobile Studios produces and publishes mobile content that is distributed through mobile carriers and content distributors worldwide. In June 2006, the Company launched Disney Mobile, a mobile phone service specifically developed to meet the needs of parents and kids. In October 2007, the Company announced the termination of Disney Mobile.

In February 2006, the Company launched Mobile ESPN, a mobile phone service specifically targeted to sports fans. In September 2006, the Company announced Mobile ESPN would be transitioned into its existing wireless business, which distributes mobile content to various wireless devices.

ABC Radio Transaction

On June 12, 2007, the Company completed the spin-off of its wholly-owned subsidiary, ABC Radio Holdings, Inc., which was then merged into a subsidiary of Citadel Broadcasting Corporation (Citadel). Prior to the spin-off, the Company consolidated its ABC Radio business, consisting of 22 large-market radio stations and the ABC Radio Network businesses, under ABC Radio Holdings, Inc. The transaction did not include the Company’s ESPN Radio or Radio Disney Networks and station businesses. Additional information regarding the ABC Radio spin-off transaction is included in Note 3 of the Consolidated Financial Statements.

Competition and Seasonality

The ABC Television Network, Disney Channel, ESPN, ABC Family Channel and our other broadcast and cable/ satellite networks compete for viewers primarily with other television networks, independent television stations and other video media, such as cable and satellite television programming services, DVDs, video games and the internet. In the sale of advertising time, the broadcasting operations, certain of our cable/satellite networks and our radio stations compete with other television networks and radio stations, independent television stations, suppliers of cable and satellite services and other advertising media such as newspapers, magazines, billboards, and the internet. For our television and radio stations, competition occurs primarily in individual market areas. A television or radio station in one market generally does not compete directly with stations in other markets.

The growth in the cable and satellite industry’s share of viewers has resulted in increased competitive pressures for advertising revenues for both our broadcasting and cable/satellite networks. The Company’s cable/satellite networks also face competition from other cable networks for carriage by cable and satellite service operators and distributors. The Company’s contractual agreements with cable, satellite and telephone operators are renewed or renegotiated from time to time in the ordinary course of business. Consolidation and other market conditions in the cable and satellite distribution industry and other factors may adversely affect the Company’s ability to obtain and maintain contractual terms for the distribution of its various cable and satellite programming services that are as favorable as those currently in place.

The Company’s Media Networks businesses also compete for the acquisition of sports and other programming. The market for programming is very competitive, particularly for sports programming. The Company currently has sports rights agreements with the National Football League (NFL), National Basketball Association (NBA), National Association of Stock Car Auto Racing (NASCAR), Major League Baseball (MLB), World Cup, Indy Racing League and various college football and basketball conferences.

The Company’s internet web sites and products compete with other web sites and products in their respective categories, which include kids, family, entertainment, sports and news, among others.

Advertising revenues at the Media Networks are subject to seasonal advertising patterns and changes in viewership levels. Revenues are typically somewhat higher during the fall and somewhat lower during the summer months. Affiliate revenues are typically collected ratably throughout the year. Certain affiliate revenues at ESPN are deferred until annual programming commitments are met, and these commitments are typically satisfied during the second half of the Company’s fiscal year, which generally results in higher revenue recognition during this period.

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

•

Federal statutes permit our television stations in the aggregate to reach a maximum of 39% of the national audience (for this purpose, FCC regulations attribute to UHF television stations only 50% of the television households in their market). Our stations reach approximately 24% of the national audience (approximately 23% when calculated using the FCC’s UHF discount).

•

FCC regulations in some cases impose restrictions on our ability to acquire additional radio or television stations in the markets in which we own radio stations, but we do not believe any such limitations are material to our current operating plans.

In July 2003, the FCC adopted revised limits on television and radio station ownership. The rules adopted generally would have relaxed existing ownership restrictions and permitted entities to own more television and radio stations in some markets. They also would have eliminated the 50% discount for calculating households reached by UHF television stations operated by the top four broadcast television networks (including ABC). The new rules, however, were challenged in federal court and were remanded by the court to the FCC to review the rules. As a result, most of the revised rules adopted by the FCC in July 2003 are not in effect. The FCC has initiated a rulemaking in response to the court remand to re-evaluate these rules in light of the court decision. Although it is possible that the FCC may implement more liberal media ownership rules than those currently in effect (other than those governed by statute), we cannot predict whether the revised rules will be implemented and if so, when such rules will become effective.

•	Dual networks. FCC rules currently prohibit any of the four major television networks – ABC, CBS, Fox and NBC – from being under common ownership or control.

•

Regulation of programming. The FCC regulates programming by, among other things, banning “indecent” programming, regulating political advertising and imposing commercial time limits during children’s programming. Broadcasters face a heightened risk of being found in violation of the indecency prohibition by the FCC because of recent FCC decisions, coupled with the spontaneity of live programming. Recently, the FCC has indicated that it is increasing enforcement activities with respect to indecency, and has indicated it would consider license revocation for serious violations. Moreover, Congress recently increased penalties for broadcasting indecent programming to a maximum of $325,000 per violation.

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

PARKS AND RESORTS

The Company owns and operates the Walt Disney World Resort in Florida, the Disneyland Resort in California, the Disney Vacation Club, the Disney Cruise Line and ESPN Zone facilities in several states. The Company manages and has effective ownership interests of 51% and 43%, respectively, in the Disneyland Resort Paris and Hong Kong

Disneyland Resort. The Company also licenses the operations of the Tokyo Disney Resort in Japan. The Company’s Walt Disney Imagineering unit designs and develops new theme park concepts and attractions as well as resort properties.

The businesses in the Parks and Resorts segment generate revenues predominately from the sale of admissions to the theme parks, room nights at our hotels, merchandise, food and beverage sales, rentals and sales of our vacation club resort properties and cruise vacation packages. Costs consist principally of labor, depreciation, costs of merchandise, food and beverage sold, marketing and sales expense, repairs and maintenance and entertainment.

Walt Disney World Resort

The Walt Disney World Resort is located 22 miles southwest of Orlando, Florida, on approximately 25,000 acres of owned land. The resort includes theme parks (the Magic Kingdom, Epcot, Disney-MGM Studios and Disney’s Animal Kingdom); hotels; vacation ownership units; a retail, dining and entertainment complex; a sports complex; conference centers; campgrounds; golf courses; water parks and other recreational facilities designed to attract visitors for an extended stay.

The Walt Disney World Resort is marketed through a variety of international, national and local advertising and promotional activities. Several attractions in each of the theme parks are sponsored by corporate participants.

Magic Kingdom – The Magic Kingdom, which opened in 1971, consists of seven themed lands: Main Street USA, Adventureland, Fantasyland, Frontierland, Liberty Square, Mickey’s Toontown Fair and Tomorrowland. Each land provides a unique guest experience featuring themed rides and attractions, live Disney character interaction, restaurants, refreshment areas and merchandise shops. Additionally, there are daily parades and a nighttime fireworks extravaganza, Wishes.

Epcot – Epcot, which opened in 1982, consists of two major themed areas: Future World and World Showcase. Future World dramatizes certain historical developments and addresses the challenges facing the world today through major pavilions devoted to showcasing science and technology improvements, communication, energy, transportation, using your imagination, life and health, nature and food production, the ocean environment and space. World Showcase presents a community of nations focusing on the culture, traditions and accomplishments of people around the world. Countries represented with pavilions include the United States, Canada, China, France, Germany, Italy, Japan, Mexico, Morocco, Norway and the United Kingdom. Both areas feature themed rides and attractions, restaurants and merchandise shops.

Disney-MGM Studios – Disney-MGM Studios, which opened in 1989, consists of a theme park, a radio studio and a film and television production facility. The park centers on Hollywood as it was during the 1930’s and 1940’s and provides various attractions, themed food service and merchandise facilities. The production facility consists of three sound stages, merchandise shops and a back lot and currently hosts both feature film and television productions. Disney-MGM Studios also features Fantasmic!, a nighttime entertainment spectacular.

Disney’s Animal Kingdom – Disney’s Animal Kingdom, which opened in 1998, consists of a 145-foot Tree of Life centerpiece surrounded by six themed areas: Dinoland U.S.A., Africa, Rafiki’s Planet Watch, Asia, Discovery Island and Camp Minnie-Mickey. Each themed area contains adventure attractions, entertainment shows, restaurants and merchandise shops. The park features more than 300 species of mammals, birds, reptiles and amphibians and 3,000 varieties of trees and plants on more than 500 acres of land.

Resort Facilities – As of September 29, 2007, the Company owned and operated 17 resort hotels at the Walt Disney World Resort, with a total of approximately 22,000 rooms and 443,000 square feet of conference meeting space. In addition, Disney’s Fort Wilderness camping and recreational area offers approximately 800 campsites.

Walt Disney World also hosts a 120-acre retail, dining and entertainment complex known as Downtown Disney, which consists of the Marketplace, Pleasure Island and West Side. A number of the Downtown Disney facilities are operated by third parties that pay rent and license fees to the Company. In addition to specialty retail shops and restaurants, the Downtown Disney Marketplace is home to the 50,000-square-foot World of Disney retail store featuring Disney-branded merchandise. Pleasure Island, a nighttime entertainment complex adjacent to the Downtown Disney Marketplace, includes restaurants, nightclubs and shopping facilities. Downtown Disney West Side is situated on 66 acres on the west side of Pleasure Island and includes the DisneyQuest facility, Cirque du Soleil, House of Blues and several other retail, dining and entertainment operations.

Disney’s Wide World of Sports, which opened in 1997, is a 220-acre sports complex providing professional caliber training and competition, festival and tournament events and interactive sports activities. The complex’s venues accommodate more than 40 different sporting events, including baseball, tennis, basketball, softball, track and field, football and soccer. Its stadium is the spring training site for MLB’s Atlanta Braves and has a seating capacity exceeding 9,500. Additionally, the complex is the pre-season training site of the NFL’s Tampa Bay Buccaneers. The Amateur Athletic Union hosts more than 30 championship events per year at the facility.

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

Other recreational amenities and activities available at the Walt Disney World Resort include four championship golf courses, miniature golf courses, full-service spas, tennis, sailing, water skiing, swimming, horseback riding and a number of other noncompetitive sports and leisure time activities. The resort also includes two water parks: Blizzard Beach and Typhoon Lagoon.

Disney Vacation Club

The Disney Vacation Club (DVC) offers ownership interests in eight resort facilities located at the Walt Disney World Resort; Vero Beach, Florida; and Hilton Head Island, South Carolina. Available units at each facility are offered for sale under a vacation ownership plan and are operated as rental property until the units are sold. After the completion of Saratoga Springs Resort & Spa in May 2007 and the first phase of Disney’s Animal Kingdom Villas in July 2007, DVC has approximately 2,400 vacation ownership units. Development of approximately 680 additional units is under construction at Walt Disney World. These accommodations are scheduled for development in phases with an anticipated completion date of the final phase planned for summer 2009. In 2007, the Company announced plans to open the first DVC villas in Anaheim, California, and on the island of Oahu, Hawaii. In Anaheim, 50 DVC villas and 200 additional hotel rooms at Disney’s Grand Californian Hotel & Spa are scheduled for completion in late 2009. In Oahu, the Company has purchased 21 acres of oceanfront property which will be home to a new DVC resort. This resort, scheduled to open in phases beginning in 2011, is expected to have more than 800 units, including DVC villas and hotel rooms.

Disneyland Resort

The Company owns 461 acres and has the rights under long-term lease for use of an additional 49 acres of land in Anaheim, California. The Disneyland Resort includes two theme parks (Disneyland and Disney’s California Adventure), three hotels and Downtown Disney, a retail, dining and entertainment district designed to attract visitors for an extended stay.

The entire Disneyland Resort is marketed as a destination resort through international, national and local advertising and promotional activities. A number of the attractions and restaurants at each of the theme parks are sponsored by other corporations through long-term agreements.

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

In October 2007, the Company announced a multi-year expansion that will bring new entertainment and family-oriented attractions to Disney’s California Adventure, including an entirely new 12-acre Cars Land inspired by the Disney/Pixar animated film Cars.

Resort Facilities – Disneyland Resort includes three Company-owned hotels: the 969-room Disneyland Hotel, 489-room Disney’s Paradise Pier Hotel and Disney’s Grand Californian Hotel & Spa, a deluxe 745-room hotel located adjacent to Disney’s California Adventure. The Company has plans to expand Disney’s Grand Californian Hotel & Spa by late 2009, adding more than 200 new hotel rooms and introducing 50 Disney Vacation Club villas to the Disneyland Resort.

The Resort also includes Downtown Disney, a themed 7-acre outdoor complex of entertainment, dining and shopping venues, located adjacent to both Disneyland Park and Disney’s California Adventure. A number of the Downtown Disney facilities are operated by third parties, who pay rent and license fees to the Company.

Disneyland Resort Paris

The Company has a 51% effective ownership interest in the Disneyland Resort Paris, which is a 4,800-acre development located in Marne-la-Vallée, approximately 20 miles east of Paris, France being developed pursuant to a 1987 master agreement with the French governmental authorities. Euro Disney S.C.A., a publicly-traded French entity in which the Company holds a 40% interest, and its subsidiaries operate the Disneyland Resort Paris, which includes the Disneyland Park; the Walt Disney Studios Park; seven themed hotels with approximately 5,800 rooms; two convention centers; the Disney Village, a shopping, dining and entertainment complex; and a 27-hole golf facility. Of the 4,800 acres comprising the site, approximately 2,400 acres have been developed to date which includes the Val d’Europe development discussed below. An indirect, wholly-owned subsidiary of the Company is responsible for managing Disneyland Resort Paris. Euro Disney S.C.A. is required to pay royalties and management fees to certain indirect, wholly-owned subsidiaries of The Walt Disney Company based on the operating performance of the park.

Disneyland Park – Disneyland Park, which opened in 1992, consists of Main Street and four principal themed areas: Adventureland, Discoveryland, Fantasyland and Frontierland. These areas include themed rides, attractions, shows, restaurants, merchandise shops and refreshment stands.

Walt Disney Studios Park – Walt Disney Studios Park opened in March 2002 adjacent to Disneyland Park. The park takes guests into the worlds of cinema, animation and television and includes four principal themed areas: Front Lot, Toon Studios, Production Courtyard and Backlot. These areas each include themed rides, attractions, shows, restaurants, merchandise shops and refreshment stands.

Val d’Europe is a planned community that we are developing near Disneyland Resort Paris. The completed phases of the development include: a town center, which consists of a shopping center; a 150-room hotel; office, commercial, and residential space; and a regional train station. Third parties operate these developments on land leased or purchased from Euro Disney S.C.A. and its subsidiaries. In September 2003, Euro Disney S.C.A. signed an agreement with the regional development authority to begin the third phase of development. This phase will include an expansion of Disney Village and projects aimed at increasing Val d’Europe’s capacity to new residents.

In addition, several on-site hotels opened between 2003 and 2006 that are owned and operated by third-party developers and provide approximately 2,300 rooms. Agreements have been signed with additional third-parties to develop approximately 275 time-share units over the next two years.

In fiscal 2005, Euro Disney S.C.A. completed a financial restructuring, which provided for an increase in capital and refinancing of its borrowings. Pursuant to the financial restructuring, the Company has agreed to conditionally and unconditionally defer certain management fees and royalties and convert them into long-term subordinated debt and provide a new ten year €150 million line of credit for liquidity needs, which reduces to €100 million after five years. See Note 5 to the Consolidated Financial Statements for further discussion.

Hong Kong Disneyland Resort

The Company owns a 43% interest in the Hong Kong Disneyland Resort through Hongkong International Theme Parks Limited, an entity in which the Government of the Hong Kong Special Administrative Region owns a 57% majority interest. A separate Hong Kong subsidiary of the Company is responsible for managing Hong Kong Disneyland Resort.

Located on 311 acres on Lantau Island, the resort is in close proximity to the Hong Kong International Airport. Hong Kong Disneyland Resort includes one theme park and two themed hotels.

Hong Kong Disneyland – Hong Kong Disneyland opened in September 2005 and consists of the following lands: Adventureland, Fantasyland, Main Street USA and Tomorrowland. These areas feature themed rides and attractions, shows, restaurants, merchandise shops and refreshment stands.

Resort Facilities – Hong Kong Disneyland Resort includes two themed hotels: the 400-room Hong Kong Disneyland Hotel and the 600-room Disney’s Hollywood Hotel.

The master project agreement signed by the Company and the Hong Kong government in 1999 permits further phased buildout of the development under certain circumstances.

Based on the operating performance of Hong Kong Disneyland Resort, the Company is entitled to receive royalties and management fees. The Company has, however, agreed to waive management fees for the 2008 and 2009 fiscal years, and to defer royalties for the same period. See Note 7 to the Consolidated Financial Statements for further discussion.

Tokyo Disney Resort

Tokyo Disney Resort is located on approximately 494 acres of land, six miles east of downtown Tokyo, Japan. The resort includes two theme parks (Tokyo Disneyland and Tokyo DisneySea); two Disney-branded hotels; six independently-operated hotels; and a retail, dining and entertainment complex.

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

Resort Facilities – The resort includes the 502-room Tokyo Disney Sea Hotel MiraCosta and the 504-room Disney Ambassador Hotel. A third Disney-branded hotel, the Tokyo Disneyland Hotel, is scheduled to open in July 2008 and will add an additional 706 guest rooms. The resort also includes the Disney Resort Line monorail, which links theme parks and resort hotels with Ikspiari, a retail, dining and entertainment complex, and with Bon Voyage, a Disney-themed merchandise location.

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

Disney Cruise Line

Disney Cruise Line, which is operated out of Port Canaveral, Florida, is a vacation cruise line that includes two 85,000-ton ships, the Disney Magic and the Disney Wonder. Both ships cater to children, families and adults, with distinctly-themed areas and activities for each group. Each ship features 877 staterooms, 73% of which are outside staterooms providing guests with ocean views. Cruise vacations often include a visit to Disney’s Castaway Cay, a 1,000-acre private Bahamian island. The Company packages three, four and seven-day cruise vacations with visits to the Walt Disney World Resort and also offers cruise-only options.

In February 2007, the Company announced that it is expanding its cruise business by adding two new ships, one in 2011 and one in 2012. The new ships will each be 124,000 tons with 1,250 staterooms.

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

Competition and Seasonality

The Company’s theme parks and resorts compete with other forms of entertainment, lodging, tourism and recreational activities. The profitability of the leisure-time industry may be influenced by various factors that are not directly controllable, such as economic conditions including business cycle and exchange rate fluctuations, travel industry trends, amount of available leisure time, oil and transportation prices and weather patterns.

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

STUDIO ENTERTAINMENT

The Studio Entertainment segment produces and acquires live-action and animated motion pictures, direct-to-video programming, musical recordings and live stage plays.

The Company distributes produced and acquired films (including its film and television library) in the theatrical, home entertainment and television markets. Each of these market windows is discussed in more detail below.

Theatrical Market

Walt Disney Pictures, a subsidiary of the Company, produces and acquires live-action motion pictures that are distributed primarily under the Walt Disney Pictures and Touchstone Pictures banners. As part of a shift in strategy, the Company expects to weight production of films more toward Disney-branded films and away from Touchstone films. Miramax Film Corp. (Miramax), another subsidiary of the Company, acquires and produces motion pictures under the Miramax banner. The Company distributed motion pictures under the Dimension banner through September 30, 2005. All releases under the Dimension banner after September 30, 2005 are owned and distributed by The Weinstein Company, a third-party company operated by the former co-chairmen of Miramax. The Company retains a license to continue to use the Dimension banner on titles that were released prior to September 30, 2005. The Company also produces and distributes animated motion pictures under the banners, Walt Disney Pictures and Pixar.

During fiscal 2008, we expect to distribute domestically approximately 13 feature films under the Walt Disney Pictures, Pixar and Touchstone Pictures banners and approximately nine films under the Miramax banner. These expected releases include several live-action family films and full-length animated films, with the remainder targeted to teenagers and/or adults. As of September 29, 2007, the Company had released domestically 911 full-length live-action features, 79 full-length animated features, approximately 544 cartoon shorts and 53 live action shorts under the Walt Disney Pictures, Pixar, Touchstone Pictures, Hollywood Pictures, Miramax and Dimension banners.

We distribute and market our filmed products principally through our own distribution and marketing companies in the U.S. In the international market, we distribute our filmed products both directly and through independent distribution companies. Films released theatrically in the U.S. can be released simultaneously theatrically in international territories or generally up to six months later.

The Company incurs significant marketing and advertising costs before and throughout the theatrical release of a film in an effort to generate public awareness of the film, to increase the public’s intent to view the film and to help generate significant consumer interest in the subsequent home entertainment and other ancillary markets. These costs are expensed as incurred; therefore, we typically incur losses in the theatrical markets on a film, including the quarters before the theatrical release of the film.

Home Entertainment Market

In the domestic market, we distribute home-entertainment releases under each of our motion picture banners. In the international market, we distribute home-entertainment releases under each of our motion picture banners both directly and through independent foreign distribution companies. In addition, we acquire and produce original programming for direct-to-video release.

The domestic and international home-entertainment window typically starts four to six months after each theatrical release with the issuance of a variety of physical and electronic versions of each title (including DVD, Blu-ray and electronic formats). Most titles are sold simultaneously to both “rentailers,” such as Blockbuster, and retailers, such as Wal-Mart and Best Buy. In fiscal 2006, we began to distribute our films in the home-entertainment market electronically, including via iTunes and other distribution services.

As of September 29, 2007, under the banners Walt Disney Pictures, Pixar, Touchstone Pictures, Hollywood Pictures, Miramax and Dimension, 1,410 produced and acquired titles, including 1,176 live-action titles and 234 cartoon shorts and animated features, were available to the domestic home-entertainment marketplace and 3,070 produced and acquired titles, including 2,270 live-action titles and 800 cartoon shorts and animated features, were available to the international home-entertainment market.

Television Market

Pay-Per-View (PPV): Generally about one to two months after the home entertainment window begins, the studio’s television distributors, Disney-ABC Domestic Television and Disney-ABC International Television, license titles to cable, satellite and internet platforms for showing on a pay-per-view basis. PPV services, such as iN DEMAND and DirecTV, deliver one-time rentals electronically to consumers’ televisions at a price comparable to that of physical media rentals. Video-on-Demand (VOD) is an extension of PPV and currently shares the PPV window. The PPV/VOD window generally lasts about three months.

Pay Television (Pay 1): There are generally two pay television windows. The first window is generally sixteen months in duration and follows the PPV/VOD window. The Company has licensed exclusive domestic pay television rights to certain films released under the Walt Disney Pictures, Pixar, Touchstone Pictures, Hollywood Pictures, Miramax and Dimension banners to the Encore pay television services over a multi-year period.

Free Television (Free 1): The Pay 1 window is followed by a free television window with telecasts accessible to consumers without charge. This free window may last up to 84 months. Motion pictures are usually sold in the Free 1 window on an ad-hoc basis to major networks and basic cable services. For films released theatrically prior to October 1, 2004, the Studio maintained only one output arrangement with the ABC Television Network. Films released after that date can be sold on an ad-hoc basis to all networks, including the ABC Television Network.

Pay Television 2 (Pay 2) and Free Television 2 (Free 2): In the U.S., Free 1 is generally followed by a fourteen- month Pay 2 window, included under our license arrangement with Encore, and finally by a Free 2 window. The Free 2 window is a syndication window where films are licensed both to basic cable networks and to third-party television station groups. Major packages of the Company’s feature films and animated television programming have been licensed for broadcast under multi-year agreements.

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

Disney Music Group

The Disney Music Group includes Walt Disney Records, Hollywood Records (including the Mammoth Records and Buena Vista Records labels), Lyric Street Records, Buena Vista Concerts and Disney Music Publishing.

Walt Disney Records produces and distributes compact discs and music DVDs in the United States. Music categories include infant, children’s read-along, teens, all-family and soundtracks from film and television series distributed by Walt Disney Pictures and Disney Channel. It also licenses the creation of similar products throughout the rest of the world. Hollywood Records develops, produces and markets recordings from new talent across a spectrum of popular music. Nashville-based Lyric Street Records develops, produces and markets recordings in the country music genre.

Each of the labels commissions new music for the Company’s motion picture and television programs, records the songs and licenses the song copyrights to others for printed music, records, audio-visual devices, public performances and digital distribution. Buena Vista Concerts produces live-entertainment events with artists signed to the Disney Music Group record labels.

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

Disney Theatrical Group

The Disney Theatrical Group includes both Disney Theatrical Productions and Disney Live Family Entertainment.

Disney Theatrical Productions develops, produces and licenses live entertainment events. The Company has produced and licensed Broadway musicals around the world, including Beauty and the Beast, The Lion King, Elton John & Tim Rice’s Aida, Mary Poppins (a co-production with Cameron Mackintosh Ltd), TARZAN®, and the professional touring stage version of High School Musical, which was launched in August 2007. Disney’s musical The Little Mermaid will open on Broadway in December 2007. In addition, the Company licenses musical titles for local school and community theatre productions.

Disney Live Family Entertainment delivers worldwide touring productions under the Disney On Ice and Disney Live! brands through our license to Feld Entertainment. In September 2007, Disney On Ice launched High School Musical: the Ice Tour, and Disney Live! launched Playhouse Disney Live!.

Pixar

On May 5, 2006, the Company acquired Pixar in an all-stock transaction and Pixar became a wholly-owned subsidiary of the Company. As a result of the acquisition, the Company now produces feature animation films under both the Disney and Pixar banners. Prior to the acquisition, the Company co-financed and distributed animated motion pictures developed in conjunction with Pixar. Both parties co-financed and co-branded the films and shared equally in the profits of each picture and any related merchandise or ancillary products, after the Company recovered all marketing costs and received a distribution fee. Additional information regarding the acquisition of Pixar is set forth in Note 3 to the consolidated financial statements.

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

The Studio Entertainment businesses compete with all forms of entertainment. A significant number of companies produce and/or distribute theatrical and television films, exploit products in the home entertainment market, provide pay television programming services and sponsor live theater. We also compete to obtain creative and performing talents, story properties, advertiser support, broadcast rights and market share, that are essential to the success of our Studio Entertainment businesses.

CONSUMER PRODUCTS

The Consumer Products segment engages with licensees, manufacturers, publishers and retailers throughout the world to design, develop, publish, promote and sell a wide variety of products based on existing and new Disney characters and other intellectual property. In addition to leveraging the Company’s film and television properties, Consumer Products also develops new intellectual property with the potential of being used in the Company’s other businesses. The Company also engages in retail and online distribution of products based on the Company’s characters and films through The Disney Store and DisneyShopping.com, respectively. The Disney Store is owned and operated in Europe and is franchised in North America and Japan.

Character Merchandise Licensing

The Company’s worldwide merchandise licensing operations are divided among several product categories, including toys, apparel, accessories, footwear, home furnishings, home décor, health, beauty, food, stationery and consumer electronics. The Company earns royalties, which are usually based on a fixed percentage of the wholesale or retail selling price of the products. The Company licenses characters from its film, television and other properties. Some of the major properties licensed by the Company include Mickey Mouse, Winnie the Pooh, Disney Princess, Cars and High School Musical. The Company has also expanded its ability to design individual products and create exclusive themed and seasonal promotional campaigns for retailers based on characters, movies and TV shows.

Books and Magazines

Disney Publishing Worldwide (DPW) publishes children’s books and magazines in multiple countries and languages. DPW’s businesses include Disney Global Book Group, U.S. Consumer Magazines and Global Disney Magazines. During 2007, the Company’s U.S. and international children’s book group published several new titles, including the third book in the Percy Jackson and the Olympians Series by Rick Riordan, The Titan’s Curse, Disney’s Pirates of the Caribbean: At World’s End by T. t. Sutherland, High School Musical 2: The Junior Novel by N.B. Grace and the second illustrated storybook Fairy Dust and the Quest for the Wand by Gail Carlson Levine, as well as several titles for Cars and Princess franchises. The U.S. Consumer Magazine business includes such titles as FamilyFun and Wondertime. The international children’s magazine group includes titles such as Mickey Mouse and Donald Duck weekly comic magazines and Princess. In fiscal 2006, the Company sold Discover magazine and discontinued Disney magazine in the U.S. Disney Publishing also licenses books, magazines and English language learning programs.

Disney Interactive Studios (Formerly Buena Vista Games)

Disney Interactive Studios (DIS) creates, develops, markets and distributes multi-platform video games worldwide. DIS primarily focuses on multi-platform games derived from the Company’s creative content, such as Pirates of the Caribbean: At World’s End, Spectrobes and Meet The Robinsons. DIS is increasing its investment in internally developed and published games through the acquisition of studios and increased product development spending. DIS also licenses properties such as Kingdom Hearts 2 and Ratatouille to third-party developers.

DisneyShopping.com

DisneyShopping.com offers Disney-themed merchandise through an internet site, which includes internally developed Disney merchandise as well as merchandise from Disney licensees.

The Disney Store

The Company markets Disney-themed products directly through retail stores operated under the Disney Store name. These facilities are generally located in leading shopping malls and other retail complexes. The stores carry a wide variety of Disney merchandise and promote other businesses of the Company. The Company owns and operates 105 stores in Europe. In Japan, the stores are operated by a subsidiary of Oriental Land Co., Ltd., under a licensing arrangement. In fiscal 2005, 315 stores in North America were sold to a wholly-owned subsidiary of The Children’s Place, which operates them under a licensing and operating arrangement. At September 29, 2007, the Children’s Place operated 328 stores under this arrangement. See Note 3 to the Consolidated Financial Statements for discussion on the sale of the Disney Store chain in North America.

Competition and Seasonality

The Company competes in its character merchandising and other licensing, publishing, interactive and retail activities with other licensors, publishers and retailers of character, brand and celebrity names. Based on independent surveys, we believe the Company is the largest worldwide licensor of character-based merchandise and producer/distributor of children’s film-related products based on retail sales. Operating results for the licensing and retail distribution business are influenced by seasonal consumer purchasing behavior and by the timing and performance of animated theatrical releases and cable programming broadcasts.

INTELLECTUAL PROPERTY PROTECTION

The Company’s businesses throughout the world are affected by its ability to exploit and protect against infringement of its intellectual property, including trademarks, trade names, copyrights, patents and trade secrets. Important intellectual property includes rights in the content of motion pictures, television programs, electronic games, sound recordings, character likenesses, theme park attractions, books and magazines.

The Company’s ability to exploit and protect intellectual property rights is affected by the strength and effectiveness of intellectual property laws in the United States and abroad. Inadequate laws or enforcement mechanisms to protect intellectual property in one country can adversely affect the results of the Company’s operations worldwide, despite the Company’s efforts to protect its intellectual property rights. In addition, a variety of factors, including technological advances, the falling prices of devices incorporating such new technologies, and increased broadband internet speed and penetration have made infringement easier and faster and enforcement more challenging. Therefore, the Company devotes significant resources to protecting its intellectual property against unauthorized use in the United States and foreign markets.

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

A decrease in economic activity in the United States or in other regions of the world in which we do business could adversely affect demand for any of our businesses, thus reducing our revenue and earnings. A decline in economic conditions could reduce attendance and spending at one or more of our parks and resorts, purchase of or prices for advertising on our broadcast or cable networks or owned stations, prices that cable operators will pay for our cable programming, performance of our theatrical and home entertainment releases, and purchases of Company-branded consumer products. In addition, an increase in price levels generally, or in price levels in a particular sector such as the energy sector, could result in a shift in consumer demand away from the entertainment and consumer products we offer, which could also adversely affect our revenues and, at the same time, increase our costs. Changes in exchange rates for foreign currencies may reduce international demand for our products, increase our labor or supply costs in non-United States markets, or reduce the United States dollar value of revenue we receive from other markets.

Labor disputes may disrupt our operations and adversely affect the profitability of any of our businesses.

A significant number of employees in various of our businesses are covered by collective bargaining agreements, including employees of our theme parks and resorts as well as writers, directors, actors, production personnel and others employed in our media networks and studio operations. In addition, the employees of licensees who manufacture and retailers who sell our consumer products may be covered by labor agreements with their employers. Collective bargaining agreements with guilds and unions representing writers, directors, actors, technicians and others either have expired or are scheduled to expire during fiscal 2008, and negotiations with some of these guilds and unions have taken place, are scheduled or are underway. In general, a labor dispute involving our employees or the employees of our licensees or retailers who sell our consumer products may disrupt our operations and reduce our revenues, and resolution of disputes may increase our costs. On November 5, 2007, members of the Writers Guild of America commenced a work stoppage. On November 10, 2007, members of Local One of the International Alliance of Theatrical Stage Employees commenced a work stoppage affecting one of the Company’s theatrical productions in New York City. The Company does not currently expect this work stoppage to have a material impact on the Company’s financial results. With respect to the work stoppage by the Writers Guild of America, if this or another work stoppage by unions involved in the production of television or film programming is prolonged, we may be unable to produce or air original programming or produce and distribute new theatrical releases, either of which could result in reduced revenue. While we would pursue measures to mitigate the impact of a sustained work stoppage through alternative programming and reduction of costs, we expect that a continued work stoppage could have an adverse effect on our profitability.

Changes in public and consumer tastes and preferences for entertainment and consumer products could reduce demand for our entertainment offerings and products and adversely affect the profitability of any of our businesses.

Each of our businesses creates entertainment or consumer products whose success depends substantially on consumer tastes and preferences that change in often unpredictable ways. The success of our businesses depends on our ability to consistently create and distribute filmed entertainment, broadcast and cable programming, theme park attractions, resort facilities and consumer products that meet the changing preferences of the broad consumer market. Many of our businesses increasingly depend on worldwide acceptance of our offerings and products, and their success therefore depends on our ability to successfully predict and adapt to changing consumer tastes and preferences outside as well as inside the United States. Moreover, we must often invest substantial amounts in film production, broadcast and cable programming, theme park attractions, or resort facilities before we learn the extent to which these products will earn consumer acceptance. If our entertainment offerings and products do not achieve sufficient consumer acceptance, our revenue from advertising sales (which are based in part on ratings for the programs in which advertisements air) or subscription fees for broadcast and cable programming, from theatrical film receipts or home video sales, from theme park admissions, resort room charges and merchandise, food and beverage sales, from sales of licensed consumer products or from sales of our other consumer products and services may decline and adversely affect the profitability of one or more of our businesses.

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

The success of our businesses is highly dependent on maintenance of intellectual property rights in the entertainment products and services we create. New technologies such as the convergence of computing, communication, and entertainment devices, the falling prices of devices incorporating such technologies, and increased broadband internet speed and penetration have made the unauthorized digital copying and distribution of our films, television productions and other creative works easier and faster and enforcement of intellectual property rights more challenging. There is evidence that unauthorized use of intellectual property rights in the entertainment industry generally is a significant and rapidly growing phenomenon. These developments require us to devote substantial resources to protecting our intellectual property against unauthorized use and present the risk of increased losses of revenue as a result of unauthorized digital distribution of our content and sales of unauthorized DVDs and other counterfeit products.

A variety of uncontrollable events may reduce demand for our products and services, impair our ability to provide our products and services or increase the cost of providing our products and services.

Demand for our products and services, particularly our theme parks and resorts, is highly dependent on the general environment for travel and tourism. The environment for travel and tourism, as well as demand for other entertainment products, can be significantly adversely affected in the United States, globally or in specific regions as a result of a variety of factors beyond our control, including: adverse weather conditions or natural disasters (such as excessive heat or rain, hurricanes and earthquakes); health concerns; international, political or military developments; and terrorist attacks. These events and others, such as fluctuations in travel and energy costs and computer virus attacks or other widespread computing or telecommunications failures, may also damage our ability to provide our products and services or to obtain insurance coverage with respect to these events. In addition, we derive royalties from the sales of our licensed goods and services by third parties and the management of businesses operated under brands licensed from the Company, and we are therefore dependent on the successes of those third parties for that portion of our revenue. A wide variety of factors could influence the success of those third parties and if negative factors significantly impacted a sufficient number of our licensees they could adversely affect the profitability of one or more of our businesses. We obtain insurance against the risk of losses relating to some but not all of these events, and when insurance is obtained it is subject to deductibles, exclusions and caps. The types and levels of coverage we obtain vary from time to time depending on our view of the likelihood of specific types and levels of loss in relation to the cost of obtaining coverage for such types and levels of loss.

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

Sustained increases in costs of pension and postretirement medical and other employee health and welfare benefits may reduce our profitability.

With more than 137,000 employees, our profitability is substantially affected by costs of pension benefits and current and postretirement medical benefits. In some recent years, we experienced significant increases in these costs as a result of macro-economic factors beyond our control, including increases in health care costs. In addition, changes in investment returns and discount rates used to calculate pension and related liabilities may have an unfavorable impact on our costs in some years. At least some of these macro-economic factors may put upward pressure on the cost of providing pension and medical benefits. Although we have actively sought to control increases in these costs, there can be no assurance that we will succeed in limiting cost increases, and continued upward pressure could reduce the profitability of our businesses.

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

The Company’s acquisition of Pixar causes short term dilution in earnings per share and there can be no assurance that anticipated improvements in earnings per share will be realized.

On May 5, 2006, the Company completed its all stock acquisition of Pixar. To purchase Pixar, Disney exchanged 2.3 shares of its common stock for each share of Pixar common stock, resulting in the issuance of 279 million shares of Disney common stock and converted previously issued vested and unvested Pixar equity-based awards into approximately 45 million Disney equity-based awards.

As anticipated, the earnings contributed by Pixar’s operations in fiscal 2007 per share issued in the transaction were less than the earnings per share of the remainder of our businesses, effectively reducing earnings per share in fiscal 2007 compared to what earnings per share would have been in the absence of the transaction. The Company believes, however, that the transaction yields benefits beyond the earnings contributed by the operations of Pixar and that the transaction will ultimately be accretive to earnings per share. There can be no assurance that the increase in earnings per share expected in the longer term will be achieved. In order to achieve increases in earnings per share as a result of the acquisition, the Company will, among other things, need to effectively continue the successful operations of Pixar, develop successful sequels to prior Pixar productions and improve the overall performance of the Disney feature animation business.

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

Each of our businesses is normally subject to seasonal variations, as follows:

•

Revenues in our Media Networks segment are subject to seasonal advertising patterns and changes in viewership levels. In general, advertising revenues are somewhat higher during the fall and somewhat lower during the summer months. Affiliate revenues are typically collected ratably throughout the year. Certain affiliate revenues at ESPN are deferred until annual programming commitments are met, and these commitments are typically satisfied during the second half of the Company’s fiscal year, which generally results in higher revenue recognition during this period.

•

Revenues in our Parks and Resorts segment fluctuate with changes in theme park attendance and resort occupancy resulting from the seasonal nature of vacation travel and local entertainment excursions. Peak attendance and resort occupancy generally occur during the summer months when school vacations occur and during early-winter and spring-holiday periods.

•

Revenues in our Studio Entertainment segment fluctuate due to the timing and performance of releases in the theatrical, home entertainment, and television markets. Release dates are determined by several factors, including competition and the timing of vacation and holiday periods.

•	Revenues in our Consumer Products segment are influenced by seasonal consumer purchasing behavior and by the timing and performance of animated theatrical releases and cable programming broadcasts.

Accordingly, if a short term negative impact on our business occurs during a time of high seasonal demand (such as hurricane damage to our parks during the summer travel season), the effect could have a disproportionate effect on the results of that business for the year.

ITEM 1B.  Unresolved Staff Comments

The Company has received no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of its 2007 fiscal year and that remain unresolved.

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

Location	Property / Approximate Size	Use	Business Segment (1)
Burbank, CA	Land (51 acres) & Buildings (2,000,000 ft2)	Owned Office/Production/Warehouse	Corp/Studio/ Media/CP

Burbank, CA & surrounding cities(2)	Buildings (1,700,000 ft2 )	Leased Office/Warehouse	Corp/Studio/ Media/CP

Glendale, CA & North Hollywood, CA	Land (125 acres) & Buildings (2,600,000 ft2)	Owned Office/Warehouse (includes 700,000 ft2 sublet to third party tenants)	Corp/Studio/ Media/CP/ TP&R

Glendale, CA	Buildings (160,000 ft2)	Leased Office/Warehouse	Corp/CP

Los Angeles, CA	Land (22 acres) & Buildings (600,000 ft2 )	Owned Office/Production/Technical	Media

New York, NY	Land (6.5 acres) & Buildings (1,400,000 ft2 )	Owned Office/Production/Technical	Media

New York, NY	Buildings (710,000 ft2 )	Leased Office/Production/Warehouse (includes 10,000 ft2 sublet to third party tenants)	Corp/Studio/ Media/CP

Bristol, CT	Land (74 acres) & Buildings (600,000 ft2 )	Owned Office/Production/Technical	Media

Bristol, CT	Buildings (400,000 ft2 )	Leased Office/Warehouse/Technical	Media

Emeryville, CA	Land (21 acres) & Buildings (270,000 ft2 )	Owned Office/Production/Technical (includes 20,000 ft2 sublet to third party tenants)	Studio

Emeryville, CA	Buildings (130,000 ft2 )	Leased Office/Storage	Studio

USA & Canada	Land and Buildings (Multiple sites and sizes)	Owned and Leased Office/ Production/Transmitter/Retail/ Warehouse	Studio/CP/Media/TP&R

Hammersmith, England	Building (330,000 ft2 )	Owned Office (includes 25,000 ft2 sublet to third party tenants)	Corp/Studio/ Media/CP

Europe, Asia, Australia & Latin America	Buildings (Multiple sites and sizes)	Leased Office/Retail/Warehouse	Corp/Studio/ Media/CP

(1)	Corp – Corporate, CP – Consumer Products and TP&R – Theme Parks and Resorts
(2)	Surrounding cities include North Hollywood, CA and Sun Valley, CA

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

On October 19, 2006, the parties stipulated to SSI’s filing its Fourth Amended Answer and Counterclaims (Fourth Amended Answer) seeking (a) to invalidate the Hunt termination notice, (b) to terminate the Company’s rights vis-à-vis SSI, and (c) damages in excess of two billion dollars, among other relief. That stipulation also provided that Hunt and the Company need not respond to the Fourth Amended Answer until the conclusion of two events: the state court appeal in Stephen Slesinger, Inc. v. The Walt Disney Company, and the trial in the District Court on the validity of the Hunt termination notice. SSI then sought to withdraw both the Fourth Amended Answer and its stipulation, but on November 3, 2006, the District Court denied that request. SSI’s motion for summary judgment on the validity of Hunt’s 2002 attempt to recapture E. H. Shepard’s rights was granted on February 15, 2007, and thereafter, on March 27, 2007, the District Court dismissed as moot all claims against Hunt and three of SSI’s counterclaims against the Company related to the Company’s agreements with Milne and Hunt concerning the termination and disposition of their rights. In a related development, on January 23, 2007, and on August 22, 2007, SSI initiated proceedings in the United States Patent and Trademark Office (PTO) seeking, among other things, cancellation of certain Pooh trademark registrations. On February 22, 2007, the PTO suspended the first proceeding on the grounds that the relief sought is effectively duplicative of that sought in the Fourth Amended Answer, and on October 2, 2007, the Company moved to suspend the second proceeding on the same ground.

Stephen Slesinger, Inc. v. The Walt Disney Company. In this lawsuit, filed on February 27, 1991, in the Los Angeles County Superior Court, the plaintiff claims that a Company subsidiary defrauded it and breached a 1983 licensing agreement with respect to certain Winnie the Pooh properties, by failing to account for and pay royalties on revenues earned from the sale of Winnie the Pooh movies on videocassette and from the exploitation of Winnie the Pooh merchandising rights. The plaintiff seeks damages for the licensee’s alleged breaches as well as confirmation of the plaintiff’s interpretation of the licensing agreement with respect to future activities. The plaintiff also seeks the right to terminate the agreement on the basis of the alleged breaches. If each of the plaintiff’s claims were to be confirmed in a final judgment, damages as argued by the plaintiff could total as much as several hundred million dollars and adversely impact the value to the Company of any future exploitation of the licensed rights. On March 29, 2004, the Court granted the Company’s motion for terminating sanctions against the plaintiff for a host of discovery abuses, including the withholding, alteration, and theft of documents and other information, and, on April 5, 2004, dismissed plaintiff’s case with prejudice. On September 25, 2007, the California Court of Appeal affirmed the dismissal, and on November 5, 2007, plaintiff filed a petition seeking review by the California Supreme Court.

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

At September 29, 2007, the executive officers of the Company were as follows:

Name	Age	Title	Executive Officer Since
Robert A. Iger	56	President and Chief Executive Officer (1)	2000

Thomas O. Staggs	46	Senior Executive Vice President and Chief Financial Officer	1998

Alan N. Braverman	59	Senior Executive Vice President, General Counsel and Secretary (2)	2003

Kevin A. Mayer	45	Executive Vice President, Corporate Strategy, Business Development and Technology (3)	2005

Christine M. McCarthy	52	Executive Vice President, Corporate Finance and Real Estate and Treasurer (4)	2005

Wesley Coleman	57	Executive Vice President and Chief Human Resources Officer (5)	2006

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

(2)

Mr. Braverman was named Executive Vice President and General Counsel of the Company in January 2003 and promoted to Senior Executive Vice President and General Counsel of the Company in October 2003. Prior to his appointment as General Counsel of the Company, Mr. Braverman had been General Counsel of ABC, Inc. since August 1994 and also Deputy General Counsel of the Company since August 2001.

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

(5)

Mr. Coleman was named Executive Vice President and Chief Human Resources Officer of the Company, effective October 2, 2006. Mr. Coleman was previously Vice President, Global Human Resources, of Nike, Inc. from September 2002 and held a variety of positions at SC Johnson & Son, Inc. from November 1981 through 2002, including Vice President HR, North America and Vice President HR, Asia/Pacific.

PART II

ITEM 5.  Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is listed on the New York Stock Exchange under the ticker symbol “DIS”. The following table shows, for the periods indicated, the high and low sales prices per share of common stock as reported in the Bloomberg Financial markets services.

	Sales Price
	High	Low
2007
4th Quarter	$35.38	$31.25
3rd Quarter	36.30	33.00
2nd Quarter	35.61	32.22
1st Quarter	34.43	30.00

2006
4th Quarter	$31.46	$28.15
3rd Quarter	31.03	26.75
2nd Quarter	28.85	23.77
1st Quarter	26.19	22.89

The Company declared a $637 million dividend ($0.31 per share) on November 28, 2006 related to fiscal 2006.

As of September 29, 2007, the approximate number of common shareholders of record was 990,671.

The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended September 29, 2007:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1, 2007 – July 31, 2007	25,493,741	$34.35	25,392,500	348 million
August 1, 2007 – August 31, 2007	14,004,696	33.32	13,885,000	334 million
September 1, 2007 – September 29, 2007	11,630,640	33.83	11,532,000	323 million

Total	51,129,077	33.95	50,809,500	323 million

(1)

319,577 shares were purchased on the open market to provide shares to participants in the Walt Disney Investment Plan (WDIP) and Employee Stock Purchase Plan (ESPP). These purchases were not made pursuant to a publicly announced repurchase plan or program.

(2)

Under a share repurchase program implemented effective June 10, 1998, the Company is authorized to repurchase shares of its common stock. On May 1, 2007, following share repurchases made through May 1, 2007, the Company’s Board of Directors increased the repurchase authorization to a total of 400 million shares as of that date. The repurchase program does not have an expiration date.

ITEM 6.  Selected Financial Data

(In millions, except per share data)	2007 (1)(2)(5)	2006 (1)(3)(5)	2005 (1)(4)(5)	2004 (1)(6)	2003 (1)(7)
Statements of income
Revenues	$35,510	$33,747	$31,374	$30,176	$26,480
Income from continuing operations before the cumulative effect of accounting changes	4,674	3,304	2,460	2,223	1,212
Per common share
Earnings from continuing operations before the cumulative effect of accounting changes
Diluted	$2.24	$1.60	$1.19	$1.07	$0.59
Basic	2.33	1.65	1.21	1.08	0.59
Dividends	0.31	0.27	0.24	0.21	0.21
Balance sheets
Total assets	$60,928	$59,998	$53,158	$53,902	$49,988
Long-term obligations	14,916	13,974	14,102	13,014	14,388
Shareholders’ equity	30,753	31,820	26,210	26,081	23,791
Statements of cash flows Cash provided (used) by:
Continuing operating activities	$5,398	$5,960	$4,139	$4,232	$2,776
Continuing investing activities	(618)	(220)	(1,682)	(1,478)	(1,032)
Continuing financing activities	(3,619)	(5,166)	(2,899)	(2,704)	(1,523)

(1)

During fiscal 2007, the Company concluded the spin-off of the ABC Radio business and now reports ABC Radio as discontinued operations for all periods presented (see Note 3 to the Consolidated Financial Statements for further discussion). Previously, the ABC Radio business was included in the Media Networks segment. Prior period information has been reclassified to conform to the current presentation.

(2)

The fiscal 2007 results include gains from the sales of E! Entertainment and Us Weekly ($0.31 per diluted share), favorable adjustments related to prior-year income tax matters ($0.03 per diluted share) and an equity-based compensation plan modification charge ($0.01 per diluted share). Including the impact of rounding, these items collectively resulted in a net benefit of $0.32 per diluted share.

(3)

During fiscal 2006, the Company completed an all stock acquisition of Pixar for $7.5 billion. In addition, results include gains on sales of a Spanish cable equity investment and Discover Magazine ($0.02 per diluted share), favorable adjustments related to prior-year income tax matters ($0.02 per diluted share) and a net benefit associated with the completion of the Pixar acquisition ($0.01 per diluted share). These items collectively resulted in a net benefit of $0.05 per diluted share.

(4)

The fiscal 2005 results include favorable adjustments related to prior-year income tax matters ($0.06 per diluted share), a benefit from the restructuring of Euro Disney’s borrowings ($0.02 per diluted share), an income tax benefit from the repatriation of foreign earnings under the American Jobs Creation Act ($0.02 per diluted share), a gain on the sale of the Mighty Ducks of Anaheim ($0.01 per diluted share), a write-off of investments in leveraged leases ($0.03 per diluted share), a write-down related to the MovieBeam venture ($0.02 per diluted share), an impairment charge for a cable television investment in Latin America ($0.01 per diluted share) and restructuring and impairment charges related to the sale of The Disney Stores North America ($0.01 per diluted share). These items collectively resulted in a net benefit of $0.04 per diluted share.

(5)

The Company adopted Statement of Financial Accounting Standards No. 123R, Share Based Payment (SFAS 123R) effective at the beginning of fiscal 2005 and recorded $213 million, $241 million, and $248 million of pre-tax stock option compensation expense for fiscal 2007, 2006 and 2005, respectively.

(6)

During fiscal 2004, the Company adopted FASB Interpretation No. 46R, Consolidation of Variable Interest Entities (FIN 46), and as a result, consolidated the balance sheets of Euro Disney and Hong Kong Disneyland as of March 31, 2004 and the income and cash flow statements beginning April 1, 2004, the beginning of the Company’s fiscal third quarter. Under FIN 46 transition rules, Euro Disney and Hong Kong Disneyland’s operating results continued to be accounted for on the equity method for the six-month period ended March 31, 2004. In addition, the 2004 results include favorable adjustments to prior-year income tax matters ($0.06 per diluted share) and restructuring and impairment charges ($0.02 per diluted share), which resulted in a net benefit of $0.04 per diluted share.

(7)

The fiscal 2003 results include favorable adjustments to prior-year income tax matters ($0.03 per diluted share) and a write-off of investments in leveraged leases ($0.04 per diluted share), which together resulted in a net unfavorable impact of $0.01 per diluted share.

ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

CONSOLIDATED RESULTS

(in millions, except per share data)

	2007	2006	2005	% change
				2007 vs. 2006	2006 vs. 2005
Revenues	$35,510	$33,747	$31,374	5%	8%
Costs and expenses	(28,729)	(28,392)	(27,443)	1%	3%
Gains on sales of equity investments and businesses	1,052	70	26	>100%	>100%
Restructuring and impairment (charges) and other credits, net	—	18	(32)	(100)%	nm
Net interest expense	(593)	(592)	(597)	—	(1)%
Equity in the income of investees	485	473	483	3%	(2)%

Income from continuing operations before incoxme taxes, minority interests and the cumulative effect of accounting change	7,725	5,324	3,811	45%	40%
Income taxes	(2,874)	(1,837)	(1,174)	56%	56%
Minority interests	(177)	(183)	(177)	(3)%	3%

Income from continuing operations before the cumulative effect of accounting change	4,674	3,304	2,460	41%	34%
Discontinued operations, net of tax	13	70	109	(81)%	(36)%
Cumulative effect of accounting change	—	—	(36)	—	nm

Net income	$4,687	$3,374	$2,533	39%	33%

Diluted Earnings per share (1):
Earnings per share, continuing operations before the cumulative effect of accounting change	$2.24	$1.60	$1.19	40%	34%
Earnings per share, discontinued operations	0.01	0.03	0.05	(67)%	(40)%
Cumulative effect of accounting change per share	—	—	(0.02)	nm	nm

Earnings per share (2)	$2.25	$1.64	$1.22	37%	34%

Basic Earnings per share:
Earnings per share, continuing operations before the cumulative effect of accounting change	$2.33	$1.65	$1.21	41%	36%
Earnings per share, discontinued operations	0.01	0.03	0.05	(67)%	(40)%
Cumulative effect of accounting change per share	—	—	(0.02)	nm	nm

Earnings per share (2)	$2.34	$1.68	$1.25	39%	34%

Weighted average number of common and common equivalent shares outstanding:
Diluted	2,092	2,076	2,089

Basic	2,004	2,005	2,028

(1)

The calculation of diluted earnings per share assumes the conversion of the Company’s convertible senior notes issued in April 2003 into 45 million shares of common stock and adds back related after-tax interest expense of $21 million for fiscal 2007, 2006 and 2005.

(2)	Total earnings per share may not equal the sum of the column due to rounding.

Organization of Information

Management’s Discussion and Analysis provides a narrative on the Company’s financial performance and condition that should be read in conjunction with the accompanying financial statements. It includes the following sections:

•	Consolidated Results
•	Business Segment Results – 2007 vs. 2006
•	Non-Segment Items – 2007 vs. 2006
•	Pension and Benefit Costs
•	Business Segment Results – 2006 vs. 2005
•	Non-Segment Items – 2006 vs. 2005
•	Liquidity and Capital Resources
•	Contractual Obligations, Commitments, and Off Balance Sheet Arrangements
•	Accounting Policies and Estimates
•	Accounting Changes
•	Forward-Looking Statements

CONSOLIDATED RESULTS

2007 vs. 2006

Revenues for the year increased 5%, or $1.8 billion, to $35.5 billion; net income increased 39%, or $1.3 billion, to $4.7 billion; and diluted earnings per share increased 37% to $2.25.

At our operating segments, earnings growth was primarily due to higher affiliate and advertising revenues at our cable businesses, improved home entertainment performance driven by the success of Disney/Pixar’s Cars and Pirates of the Caribbean: Dead Man’s Chest, strong sales of ABC Studios productions, increased guest spending and theme park attendance at Walt Disney World and Disneyland Resort Paris and lower costs for sports programming due to fewer hours at the ABC Television Network.

Net income for the year included certain items that affected comparability, including gains from the sales of E! Entertainment and Us Weekly ($0.31 per diluted share), favorable adjustments related to prior-year income tax matters ($0.03 per diluted share), income from the discontinued operations of the ABC Radio business ($0.01 per diluted share) and an equity-based compensation plan modification charge ($0.01 per diluted share). Including the impact of rounding, these items collectively resulted in a net benefit of $0.33 per diluted share. The prior year included income from the discontinued operations of the ABC Radio business ($0.03 per diluted share), gains on sales of a Spanish cable equity investment and Discover Magazine ($0.02 per diluted share), favorable adjustments related to prior-year income tax matters ($0.02 per diluted share) and a net benefit associated with the completion of the Pixar acquisition ($0.01 per diluted share). Including the impact of rounding, these items collectively benefited diluted earnings per share by $0.09.

2006 vs. 2005

Revenues for the year increased 8%, or $2.4 billion, to $33.7 billion; net income increased 33%, or $841 million, to $3.4 billion; and diluted earnings per share increased 34% to $1.64.

At our operating segments, earnings growth was due to lower distribution costs resulting from fewer Miramax theatrical releases, improved margins at worldwide home entertainment driven by reduced marketing and trade programs and lower distribution costs, strong performance at both of our domestic theme parks, growth at ESPN and improved primetime results at the ABC Television Network.

Net income for fiscal 2005 included certain items which affected comparability, including favorable adjustments related to prior-year income tax matters ($0.06 per diluted share), income from discontinued operations of the ABC Radio business ($0.05 per diluted share), a benefit from the restructuring of Euro Disney’s borrowings ($0.02 per diluted share), an income tax benefit from the repatriation of foreign earnings under the American Jobs Creation Act ($0.02 per diluted share), a gain on the sale of the Mighty Ducks of Anaheim ($0.01 per diluted share), a write-off of investments in leveraged leases ($0.03 per diluted share), a charge from the cumulative effect of accounting change ($0.02 per diluted share), a write-down related to the MovieBeam venture ($0.02 per diluted share), an impairment charge for a cable television investment in Latin America ($0.01 per diluted share) and restructuring and impairment charges related to the sale of The Disney Stores North America ($0.01 per diluted share). These items collectively resulted in a net benefit of $0.07 per diluted share.

BUSINESS SEGMENT RESULTS – 2007 vs. 2006

				change
(in millions)	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
Revenues:
Media Networks	$15,046	$14,100	$12,637	7%	12%
Parks and Resorts	10,626	9,925	9,023	7%	10%
Studio Entertainment	7,491	7,529	7,587	(1)%	(1)%
Consumer Products	2,347	2,193	2,127	7%	3%

	$35,510	$33,747	$31,374	5%	8%

Segment operating income (1):
Media Networks	$4,285	$3,480	$3,040	23%	14%
Parks and Resorts	1,710	1,534	1,178	11%	30%
Studio Entertainment	1,201	729	207	65%	>100%
Consumer Products	631	618	543	2%	14%

	$7,827	$6,361	$4,968	23%	28%

(1)

Segment operating income includes equity in the income of investees. In the Business Segment results discussion, equity in the income of investees is included in segment operating income but does not affect segment revenues or costs and expenses.

The Company evaluates the performance of its operating segments based on segment operating income and management uses aggregate segment operating income as a measure of the overall performance of the operating businesses. The Company believes that information about aggregate segment operating income assists investors by allowing them to evaluate changes in the operating results of the Company’s portfolio of businesses separate from factors other than business operations that affect net income. As a result of the spin-off of the ABC Radio business in fiscal 2007, ABC Radio is reported as discontinued operations for all periods presented (see Note 3 to the Consolidated Financial Statements for further discussion). Previously, the ABC Radio business was included in the Media Networks segment. Prior period information has been reclassified to conform to the current presentation. The following table reconciles segment operating income to income from continuing operations before income taxes, minority interests, and the cumulative effect of accounting change.

				change
(in millions)	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
Segment operating income (1)	$7,827	$6,361	$4,968	23%	28%
Corporate and unallocated shared expenses	(497)	(522)	(543)	(5) %	(4) %
Amortization of intangible assets	(16)	(11)	(11)	45%	—
Equity-based compensation plan modification charge	(48)	—	—	nm	nm
Gains on sales of equity investments and businesses	1,052	70	26	>100%	>100%
Restructuring and impairment (charges) and other credits, net	—	18	(32)	(100) %	nm
Net interest expense	(593)	(592)	(597)	—	(1) %

Income from continuing operations before income taxes, minority interests, and the cumulative effect of accounting change	$7,725	$5,324	$3,811	45%	40%

(1)

Segment operating income includes equity in the income of investees. In the Business Segment results discussion, equity in the income of investees is included in segment operating income but does not affect segment revenues or costs and expenses.

Media Networks

The following table provides supplemental revenue and operating income detail for the Media Networks segment:

				change
(in millions)	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
Revenues
Cable Networks	$9,167	$8,159	$7,399	12%	10%
Broadcasting	5,879	5,941	5,238	(1)%	13%

	$15,046	$14,100	$12,637	7%	12%

Segment operating income
Cable Networks	$3,582	$3,005	$2,762	19%	9%
Broadcasting	703	475	278	48%	71%

	$4,285	$3,480	$3,040	23%	14%

Revenues

Media Networks revenues increased 7%, or $946 million, to $15.0 billion, consisting of a 12% increase, or $1.0 billion, at the Cable Networks and a 1% decrease, or a $62 million, at Broadcasting.

Increased Cable Networks revenues were primarily due to growth of $601 million from cable and satellite operators, $240 million from advertising revenues and $167 million from other revenues. Revenues from cable and satellite operators are generally derived from fees charged on a per-subscriber basis, and the increase in the current year was driven by contractual rate increases and subscriber growth primarily at ESPN and, to a lesser extent, at the international Disney Channels and the domestic Disney-ABC Cable Networks. Higher advertising revenues reflected the addition of NASCAR programming at ESPN and also increases at the domestic Disney-ABC Cable Networks primarily due to higher rates. Higher other revenues were driven by DVD sales, primarily High School Musical, and the settlement of a distributor claim.

Certain of the Company’s existing contracts with cable and satellite operators include annual live programming commitments. In these cases, recognition of revenues subject to the commitments is deferred until the annual commitments are satisfied, which generally results in higher revenue recognition in the second half of the year.

Decreased Broadcasting revenues were primarily due to a decline in advertising revenue at the ABC Television Network partially offset by higher sales of ABC Studios productions. The decrease in advertising revenue at the ABC Television Network was primarily due to fewer hours of sports programming reflecting the absence of Monday Night Football, the Super Bowl and three College Bowl games, partially offset by an increase in primetime. In primetime, higher advertising rates and sold inventory were partially offset by lower ratings. Increased sales of ABC Studios productions reflected higher international and DVD sales of the hit dramas Desperate Housewives, Grey’s Anatomy, and Ugly Betty.

Costs and Expenses

Costs and expenses, which consist primarily of programming rights costs, production costs, participation costs, distribution and marketing expenses and general and administrative costs, increased 2%, or $181 million, to $11.2 billion, consisting of an 8% increase, or $462 million, at the Cable Networks partially offset by a 5% decrease, or $281 million, at Broadcasting. The increase at Cable Networks was primarily due to increased costs at ESPN primarily due to higher programming and production costs for the addition of NASCAR and for Monday Night Football compared to Sunday Night Football in the prior year, and higher programming and other costs at the domestic Disney-ABC Cable Networks and international Disney Channels. These increases were partially offset by lower costs due to the transition of ESPN’s mobile phone operations to a licensing model. The decrease at Broadcasting was due to lower sports programming costs, partially offset by higher costs of Disney-branded mobile phone service, including costs associated with its shutdown, as well as higher production cost amortization due to increased sales of ABC Studios productions.

Sports Programming Costs

The Company has various contractual commitments for the purchase of rights for multi-year sports and other programming arrangements, including the National Football League (NFL), National Basketball Association (NBA), NASCAR, Major League Baseball (MLB) and various college football and basketball conferences and football bowl games. The costs of these contracts have increased significantly in recent years. We enter into these contractual commitments with the expectation that, over the life of the contracts, revenue from advertising during the programming and affiliate fees will exceed the costs of the programming. While contract costs may initially exceed incremental revenues and negatively impact operating income, it is our expectation that the combined value to our networks from all of these contracts will result in long-term benefits. The actual impact of these contracts on the Company’s results over the term of the contracts is dependent upon a number of factors, including the strength of advertising markets, effectiveness of marketing efforts and the size of viewer audiences.

Segment Operating Income

Segment operating income increased 23%, or $805 million, to $4.3 billion for the year due to increases of $577 million at the Cable Networks and $228 million at Broadcasting. The increase at the Cable Networks was due primarily to growth at ESPN, the international Disney Channels and the domestic Disney-ABC Cable Networks. The increase at Broadcasting was due to strong sales of ABC Studios productions, fewer hours of sports programming and higher primetime advertising revenues at the ABC Television Network, partially offset by higher costs associated with the Disney mobile phone service. Segment operating income includes income from equity investees of $484 million for the year, compared to $444 million in the prior year.

ABC Radio Transaction

On June 12, 2007, the Company completed the spin-off of its wholly-owned subsidiary, ABC Radio Holdings, Inc., which was then merged into a subsidiary of Citadel Broadcasting Corporation (Citadel). Prior to the spin-off, the Company consolidated its ABC Radio business, consisting of 22 large-market radio stations and the ABC Radio Network businesses, under ABC Radio Holdings, Inc. The transaction did not include the Company’s ESPN Radio or Radio Disney network and station businesses. The results of the ABC Radio business have been reported as discontinued operations for all periods presented. The Company now includes the ESPN Radio and Radio Disney network and stations businesses with Cable Networks in the Media Networks segment. Prior to the transaction, the Company’s radio businesses were included with Broadcasting in the Media Networks segment. Previously reported results have been reclassified to reflect this presentation.

Summarized financial information for the discontinued operations is as follows (in millions, except per share data):

	2007	2006	2005
Revenues	$372	$538	$570
Income from discontinued operations before income taxes	45	123	176
Income from discontinued operations, net of tax	13	70	109
Diluted EPS, discontinued operations	0.01	0.03	0.05

Sale of E! Entertainment Television

On November 21, 2006, in connection with the execution of new long-term agreements for the provision of programming to cable service provider Comcast Corporation (Comcast), the Company sold its 39.5% interest in E! Entertainment Television (E!) to Comcast (which owned the remainder of the interest in E!) for $1.23 billion, which resulted in a pre-tax gain of $780 million ($487 million after-tax) reported in “Gains on sales of equity investments and businesses”. Equity income from E! was included in Media Networks segment operating income through the date of the sale.

Writers Guild of America Work Stoppage

On November 5, 2007, members of the Writers Guild of America commenced a work stoppage. If this work stoppage is prolonged, the Company may be unable to produce or air original programming, which could result in reduced revenue. The Company is pursuing opportunities to mitigate the impact of a sustained work stoppage through alternative programming and reduction of costs, however, an extended work stoppage could have an adverse effect on our profitability.

Parks and Resorts

Revenues

Revenues at Parks and Resorts increased 7%, or $701 million, to $10.6 billion due to increases of $483 million at our domestic resorts and a net increase of $218 million at our international resorts.

Domestic Parks and Resorts

At our domestic parks and resorts, revenue growth was due to increases at Walt Disney World and Disneyland Resort. At Walt Disney World, revenue growth was due to increased guest spending, theme park attendance and vacation club ownership sales. Higher guest spending at Walt Disney World was due to increased food, beverage and merchandise spending, higher average ticket prices and a higher average daily hotel room rate. At Disneyland Resort, revenue growth was due to increased guest spending, primarily due to higher average ticket prices.

The following table presents attendance, per capita theme park guest spending, and hotel statistics for our domestic properties:

	East Coast Resorts		West Coast Resorts		Total Domestic Resorts
	Fiscal Year 2007	Fiscal Year 2006	Fiscal Year 2007	Fiscal Year 2006	Fiscal Year 2007	Fiscal Year 2006
Increase (decrease) in Attendance	6%	5%	(1) %	6%	3%	5%
Increase in Per Capita Guest Spending	3%	1%	2%	8%	3%	3%
Occupancy	89%	86%	92%	93%	89%	87%
Available Room Nights (in thousands)	8,614	8,834	810	810	9,424	9,644
Per Room Guest Spending	$217	$211	$309	$287	$225	$218

Per room guest spending consists of the average daily hotel room rate as well as guest spending on food, beverage and merchandise at the hotels.

International Parks and Resorts

At our international parks and resorts, revenue growth was due to an increase at Disneyland Resort Paris partially offset by a decrease at Hong Kong Disneyland Resort due to lower theme park attendance. At Disneyland Resort Paris, revenue growth was due to the favorable impact of foreign currency translation, as a result of the weakening of the U.S. dollar against the Euro, and higher theme park attendance, guest spending, and hotel occupancy. Increased guest spending was primarily due to a higher average daily hotel room rate.

Costs and Expenses

Costs and expenses, which consist principally of labor, depreciation, costs of merchandise, food and beverage sold, marketing and sales expense, repairs and maintenance and entertainment, increased 6%, or $525 million. The increase in costs and expenses was due to increases at Walt Disney World and Disneyland Resort Paris. The increase at Walt Disney World was primarily due to volume-related costs, labor cost inflation, and new guest offerings, partially offset by lower pension and postretirement medical expense. The increase at Disneyland Resort Paris was primarily due to the unfavorable impact of foreign currency translation, as a result of the weakening of the U.S. dollar against the Euro, higher volume-related costs, and labor cost inflation.

Segment Operating Income

Segment operating income increased 11%, or $176 million, to $1.7 billion primarily due to continued strength at both domestic resorts and Disneyland Resort Paris, partially offset by results at Hong Kong Disneyland Resort.

Studio Entertainment

Revenues

Revenues for the year were essentially flat at $7.5 billion compared to the prior year as a decrease of $470 million in worldwide theatrical distribution was largely offset by an increase of $234 million in domestic home entertainment and an increase of $139 million in music distribution.

Lower worldwide theatrical revenues were primarily due to the strong box-office performance of Pirates of the Caribbean: Dead Man’s Chest in the prior year. Other significant titles in the prior-year included The Chronicles of Narnia: The Lion, The Witch and The Wardrobe, Disney/Pixar’s Cars and Chicken Little while the current year included Pirates of the Caribbean: At World’s End, Disney/Pixar’s Ratatouille and Wild Hogs. The increase in domestic home entertainment revenues was primarily due to higher DVD unit sales reflecting the strong performance of Pirates of the Caribbean: Dead Man’s Chest, Cars and the Little Mermaid Platinum Release in the current year. The revenue growth in music distribution was driven by the strong performance of the Hannah Montana and High School Musical soundtracks.

Cost and Expenses

Costs and expenses, which consist primarily of production cost amortization, distribution and marketing expenses, product costs and participation costs, decreased 8%, or $510 million, primarily due to decreases in worldwide theatrical distribution and worldwide home entertainment, partially offset by an increase in music distribution.

Lower costs in worldwide theatrical distribution were primarily due to lower distribution expenses, participation costs and film cost write-downs. Lower distribution expenses were driven by a decrease in international markets as the prior year included more high profile films that had extensive marketing campaigns. The decrease in participation costs were driven by the strong performance of Pirates of the Caribbean: Dead Man’s Chest and The Chronicles of Narnia: The Lion, The Witch and The Wardrobe in the prior year.

Segment Operating Income

Segment operating income increased $472 million to $1.2 billion, primarily due to an improvement in domestic home entertainment performance in the current year.

Pixar Acquisition

On May 5, 2006, the Company acquired Pixar in an all-stock transaction. As a result of the acquisition, the Company now produces feature animation films under both the Disney and Pixar banners. Additional information regarding the acquisition of Pixar is set forth in Note 3 to the consolidated financial statements and in Item 1A – Risk Factors, above.

Writers Guild of America Work Stoppage

On November 5, 2007, members of the Writers Guild of America commenced a work stoppage. See page 34 for a discussion of the possible effects of this work stoppage.

Consumer Products

Revenues

Revenues increased 7%, or $154 million, to $2.3 billion, primarily due to increases of $102 million at Merchandise Licensing and $61 million at Disney Interactive Studios. Growth at Merchandise Licensing was due to higher earned royalties across multiple product categories led by the strong performance of Cars merchandise. Growth at Disney Interactive Studios was due to the performance of current period titles driven by Pirates of the Caribbean: At World’s End, Spectrobes and Meet the Robinsons compared to prior period titles, which included The Chronicles of Narnia and Chicken Little. These gains were partially offset by lower contractual minimum guarantee revenues.

Costs and Expenses

Costs and expenses, which consist primarily of cost of sales, salaries and benefits, marketing and video game development, increased 7%, or $113 million, primarily due to an increase at Disney Interactive Studios due to higher cost of sales, video game development costs and marketing costs and higher operating costs at Merchandise Licensing.

Operating Income

Segment operating income increased 2%, or $13 million, to $631 million, driven by higher earned royalties at Merchandise Licensing, partially offset by the increased investment in video game development at Disney Interactive Studios.

Sale of Us Weekly

On October 2, 2006, the Company sold its 50% stake in Us Weekly for $300 million, which resulted in a pre-tax gain of $272 million ($170 million after-tax) reported in “Gains on sales of equity investments and businesses.” Equity income from Us Weekly was included in Consumer Products segment operating income through the date of the sale.

NON-SEGMENT ITEMS – 2007 vs. 2006

Corporate and Unallocated Shared Expenses

Corporate and unallocated shared expenses decreased 5%, from $522 million to $497 million, primarily due to lower information technology costs including the absence of transition costs from the transfer of certain information technology functions and services to third-party service providers that were incurred in the prior year.

Net Interest Expense

Net interest expense is detailed below:

(in millions)	2007	2006	change 2007 vs. 2006
Interest expense	$(746)	$(706)	6%
Interest and investment income	153	114	34%

Net interest expense	$(593)	$(592)	—

Net interest expense was relatively flat as the increase in interest expense, primarily due to higher effective interest rates at Hong Kong Disneyland, was offset by higher interest and investment income reflecting higher average cash balances.

Effective Income Tax Rate

The effective income tax rate increased 2.7 percentage points from 34.5% in fiscal 2006 to 37.2% in fiscal 2007. The higher effective tax rate was primarily due to a reduction in the tax benefits realized from an exclusion of certain foreign source income. The exclusion of certain foreign source income was repealed on a phase-out basis as part of the American Jobs Creation Act of 2004. No exclusion is available for transactions originating after the first quarter of fiscal 2007.

Minority Interests

Minority interest expense decreased from $183 million to $177 million reflecting the impact of increased losses at Hong Kong Disneyland, partially offset by the impacts of increased profits at ESPN and decreased losses at Disneyland Resort Paris. The minority interest impact is determined on income after royalties, financing costs and income taxes.

PENSION AND POSTRETIREMENT MEDICAL BENEFIT COSTS

Pension and postretirement medical benefit plan costs affect results in all of our segments, with approximately one-half of these costs being borne by the Parks and Resorts segment. The Company recognized pension and postretirement medical benefit plan expenses of $278 million, $462 million and $314 million for fiscal years 2007, 2006, and 2005, respectively. The decrease in fiscal 2007 was primarily due to an increase in the discount rate used to measure the present value of plan obligations. The discount rate assumption increased from 5.25% to 6.40%, reflecting trends in prevailing market interest rates at our June 30, 2006 valuation date. The assumed discount rate reflects market rates for high-quality corporate bonds currently available. The Company’s discount rate was determined by considering the average of pension yield curves constructed of a large population of high quality corporate bonds. The resulting discount rate reflects the matching of plan liability cash flows to the yield curves.

We expect pension and postretirement medical costs to decrease to $244 million in fiscal 2008 primarily due to the improved funded status of the Company’s pension plans driven by Company contributions and the return on plan assets. During fiscal 2007, the Company contributed approximately $416 million to its pension and postretirement medical plans, which included discretionary contributions above the minimum requirements for the pension plans. Based on current actuarial projections, the Company anticipates that it will not be required to make additional contributions during fiscal 2008 under the funding regulations associated with the Pension Protection Act of 2006 (PPA). However, final funding requirements for fiscal 2008 will be determined based on our January 1, 2008 funding actuarial valuation. Additionally, the Company may also choose to make discretionary contributions above the minimum requirements. The Company anticipates contributing approximately $30 million to postretirement medical and other pension plans not subject to the PPA.

BUSINESS SEGMENT RESULTS – 2006 vs. 2005

Media Networks

Revenues

Media Networks revenues increased 12%, or $1.5 billion, to $14.1 billion, consisting of a 10% increase, or $760 million, at the Cable Networks and a 13% increase, or $703 million, at Broadcasting.

Increased Cable Networks revenues were primarily due to growth of $440 million from cable and satellite operators, $216 million in advertising revenues and $104 million from other revenues. The increase in revenues from cable and satellite operations in fiscal 2006 was due to contractual rate increases and, to a lesser extent, subscriber growth at ESPN. Increased advertising revenue was due to higher ratings and rates at ESPN.

The increase in Broadcasting revenues was due to increased advertising revenues at the ABC Television Network and increased sales of ABC Studios productions. The growth in advertising revenues at the ABC Television Network was primarily due to higher rates, strong upfront sales, and strength in ratings. Higher advertising revenues at the ABC Television Network also reflected the airing of the Super Bowl which we did not have in fiscal 2005, partially offset by lower advertising revenues from the absence of Monday Night Football (MNF) which moved to ESPN. Increased sales of ABC Studios productions reflected higher international syndication and DVD sales of hit dramas Lost, Grey’s Anatomy, and Desperate Housewives, as well as higher third party license fees led by Scrubs, which completed its fifth season of network television.

Costs and Expenses

Costs and expenses increased 10%, or $1.0 billion, to $11.1 billion consisting of a 10% increase, or $511 million, at the Cable Networks, and a 10% increase, or $496 million, at Broadcasting. The increase at Cable Networks was primarily due to increased costs at ESPN driven by higher programming costs from the new Major League Baseball (MLB) and National Football League (NFL) long-term rights agreements and an additional NFL game. ESPN also incurred higher costs associated with mobile phone operations, which have now transitioned to a licensing model, and higher general and administrative expenses. The increase in Broadcasting was due to higher programming and production costs, higher costs at the internet operations, and the increased number and costs of pilot productions. The increase in programming and production costs reflected costs related to the Super Bowl as well as higher production costs due to increased sales of ABC Studio productions. These increases were partially offset by the absence of costs from Monday Night Football in the fourth quarter of fiscal year 2006. The cost increase at the internet operations was primarily due to the launch of Disney branded mobile phone services as well as costs of other new initiatives.

Segment Operating Income

Segment operating income increased 14%, or $440 million, to $3.5 billion for fiscal 2006 due to an increase of $243 million at the Cable Networks and an increase of $197 million at Broadcasting. The increase at the Cable Networks was primarily due to growth at ESPN. The increase at Broadcasting was due to increased advertising revenues at the ABC Television Network and increased sales of ABC Studios productions, partially offset by higher costs at the Internet Group, and the increased number and costs of pilot productions. Segment operating income includes income from equity investees of $444 million for fiscal 2006 compared to $460 million for fiscal 2005.

Parks and Resorts

Revenues

Revenues at Parks and Resorts increased 10%, or $902 million, to $9.9 billion due to increases of $647 million at our domestic resorts and a net increase of $255 million at our international resorts.

Domestic Parks and Resorts

At our domestic parks and resorts, increased revenues were due to increased guest spending, theme park attendance, and hotel occupancy, as well as higher vacation club ownership sales. Higher guest spending was due to a higher average daily hotel room rate, higher average ticket prices, and greater merchandise spending at both resorts. Increases in attendance and hotel occupancy were led by the 50th anniversary celebration at both domestic resorts, which concluded at the end of September 2006.

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

International Parks and Resorts

International revenue growth reflected the first full year of theme park operations at Hong Kong Disneyland Resort as compared to the prior year when the park opened in mid-September 2005. Local currency revenues at Disneyland Resort Paris also increased, however this increase was more than offset by the unfavorable impact of foreign currency translation as a result of the strengthening of the U.S. dollar against the Euro.

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

Studio Entertainment

Revenues

Revenues decreased 1%, or $58 million, to $7.5 billion primarily due to a decrease of $578 million in worldwide home entertainment partially offset by an increase of $415 million in worldwide theatrical distribution, and an increase of $60 million in music distribution.

Lower worldwide home entertainment revenues were primarily due to a decline in unit sales resulting from a higher number of strong performing titles in the prior year partially offset by increased sales of television DVD box-sets and reduced marketing and trade programs. Significant fiscal 2006 titles included The Chronicles of Narnia: The Lion, The Witch and The Wardrobe, Cinderella Platinum Release, and Chicken Little, while fiscal 2005 titles included Disney/Pixar’s The Incredibles, National Treasure, Aladdin Platinum Release, and Bambi Platinum Release.

The increase in worldwide theatrical distribution revenues was primarily due to the strong box-office performance of Pirates of the Caribbean: Dead Man’s Chest, The Chronicles of Narnia: The Lion, The Witch and The Wardrobe, and Disney/Pixar’s Cars compared to the fiscal 2005 titles, which included The Incredibles and National Treasure. The increase was partially offset by lower revenue resulting from fewer domestic Miramax theatrical releases in fiscal 2006.

Costs and Expenses

Costs and expenses decreased 8%, or $580 million primarily due to a decrease in worldwide home entertainment, partially offset by increases in worldwide theatrical distribution and higher music distribution expenses.

The decline in costs at worldwide home entertainment was primarily due to reduced marketing expenditures, lower production cost amortization driven by decreased unit sales, and lower distribution costs driven in part by fewer returns.

Higher costs in worldwide theatrical distribution were primarily due to increases in distribution costs, production cost amortization and participation costs. The increase in distribution costs was driven by higher profile films in the current year that had more extensive marketing campaigns to launch the films. Higher production cost amortization and participation costs were driven by the strong performance of Pirates of the Caribbean: Dead Man’s Chest and The Chronicles of Narnia: The Lion, The Witch and The Wardrobe. These increases were partially offset by lower costs resulting from fewer domestic Miramax theatrical releases in fiscal 2006.

Segment Operating Income

Segment operating income increased $522 million, to $729 million, primarily due to improvements in worldwide theatrical distribution and worldwide home entertainment.

Consumer Products

Revenues

Revenues increased 3%, or $66 million, to $2.2 billion, primarily due to increases of $112 million at Disney Interactive Studios and $91 million at Merchandise Licensing. These increases were partially offset by a decrease of $106 million at the Disney Stores primarily due to the sale of The Disney Store North America chain in the first quarter of 2005.

Sales growth at Disney Interactive Studios was due to the release of self-published titles based on The Chronicles of Narnia: The Lion, The Witch and The Wardrobe, Chicken Little, and Pirates of the Caribbean. Sales growth at Merchandise Licensing was driven by higher earned royalties across multiple product categories, led by the strong performance of Cars, Disney Princess, and Pirates of the Caribbean merchandise.

Costs and Expenses

Costs and expenses were essentially flat at $1.6 billion as decreases at The Disney Stores were offset by increases at Disney Interactive Studios. The decrease in costs at The Disney Stores was primarily due to the sale of The Disney Store North America chain in the first quarter of fiscal 2005. Costs increased at Disney Interactive Studios due to higher costs of goods sold driven by increased volumes, increased video game development spending on both current and future titles, and higher marketing expenditures.

Segment Operating Income

Segment operating income increased 14%, or $75 million, to $618 million, due to growth at Merchandise Licensing, partially offset by a decrease at Disney Interactive Studios. Growth at Merchandise Licensing was due to higher earned royalties across multiple product categories. The decrease at Disney Interactive Studios was driven by increased video game development spending on future self-published titles.

NON-SEGMENT ITEMS – 2006 vs. 2005

Net Interest Expense

Net interest expense is detailed below:

(in millions)	2006	2005	change 2006 vs. 2005
Interest expense	$(706)	$(605)	17%
Aircraft leveraged lease investment write-down	—	(101)	nm
Interest and investment income	114	48	>100%
Gain on restructuring of Euro Disney debt	—	61	nm

Net interest expense	$(592)	$(597)	(1) %

Interest expense increased 17% for the year primarily due to higher interest expense at Hong Kong Disneyland and higher effective interest rates and average debt balances. During fiscal 2005, Hong Kong Disneyland’s interest expense was capitalized while the park was under construction.

Interest and investment income for fiscal 2006 increased due to a $42 million write-down in the prior year of an investment in a company that licenses technology to the MovieBeam venture and increased interest income from higher cash balances.

Effective Income Tax Rate

The effective income tax rate increased 3.7 percentage points from 30.8% in 2005 to 34.5% in 2006. The lower effective tax rate for the prior year reflected a greater release of reserves as a result of the favorable resolution of certain tax matters and the benefit from a one-time deduction permitted under the American Jobs Creation Act of 2004 related to the repatriation of foreign earnings.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by $1.3 billion during fiscal 2007. The change in cash and cash equivalents is as follows:

(in millions)	2007	2006	2005
Cash provided by continuing operating activities	$5,398	$5,960	$4,139
Cash used by continuing investing activities	(618)	(220)	(1,682)
Cash used by continuing financing activities	(3,619)	(5,166)	(2,899)
Cash flows from discontinued operations	98	114	123

Increase/(decrease) in cash and cash equivalents	$1,259	$688	$(319)

Operating Activities

Cash provided by continuing operating activities for fiscal 2007 decreased 9% or $0.6 billion to $5.4 billion as higher operating performance at Media Networks, Studio Entertainment and Parks and Resorts was more than offset by higher income tax payments, including taxes paid on the E! Entertainment and Us Weekly gains, and timing of film and television spending and accounts receivable collections.

Cash provided by continuing operating activities for fiscal 2006 increased 44% or $1.8 billion to $6.0 billion driven by operating income growth at all of the segments, partially offset by higher income tax payments.

Depreciation expense from continuing operations is as follows:

(in millions)	2007	2006	2005
Media Networks
Cable Networks	$89	$86	$85
Broadcasting	95	93	90

Total Media Networks	184	179	175

Parks and Resorts
Domestic	790	780	756
International	304	279	207

Total Parks and Resorts	1,094	1,059	963

Studio Entertainment	31	30	26
Consumer Products	18	23	25
Corporate	132	126	132

Total depreciation expense from continuing operations	$1,459	$1,417	$1,321

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

The Company’s film and television production and programming activity for fiscal years 2007, 2006 and 2005 are as follows:

(in millions)	2007	2006	2005
Beginning balances:
Production and programming assets	$5,650	$5,937	$6,422
Programming liabilities	(1,118)	(1,083)	(939)

	4,532	4,854	5,483

Spending:
Film and television production	2,906	2,901	2,631
Broadcast programming	3,898	3,694	3,712

	6,804	6,595	6,343

Amortization:
Film and television production	(3,223)	(3,526)	(3,243)
Broadcast programming	(3,696)	(3,929)	(3,668)

	(6,919)	(7,455)	(6,911)

Change in film and television production and programming costs	(115)	(860)	(568)

Pixar film costs acquired	—	538	—
Other non-cash activity	55	—	(61)

Ending balances:
Production and programming assets	5,682	5,650	5,937
Programming liabilities	(1,210)	(1,118)	(1,083)

	$4,472	$4,532	$4,854

Investing Activities

Investing activities from continuing operations consist principally of investments in parks, resorts, and other property and acquisition and divestiture activity. The Company’s investments in parks, resorts and other property from continuing operations for the last three years are as follows:

(in millions)	2007	2006	2005
Media Networks	$265	$220	$218
Parks and Resorts:
Domestic	816	667	726
International	256	248	711
Studio Entertainment	85	41	37
Consumer Products	36	16	10
Corporate	108	100	111

	$1,566	$1,292	$1,813

Capital expenditures for the Parks and Resorts segment are principally for theme park and resort expansion, new rides and attractions, recurring capital and capital improvements. The increase in capital expenditures was driven by a deposit on two new cruise ships and new rides and attractions at Disneyland Resort including the Finding Nemo Submarine Voyage.

Capital expenditures at Media Networks primarily reflect investments in facilities and equipment for expanding and upgrading broadcast centers, production facilities, and television station facilities.

Capital expenditures at Corporate primarily reflect investments in information technology and other equipment and corporate facilities.

Other Investing Activities

During fiscal 2007, the Company received $1.5 billion in proceeds from the sales of our interests in E! Entertainment Television and Us Weekly, which was partially offset by payments for acquisitions driven by the acquisitions of Club Penguin Entertainment, Inc. and NASN Limited.

During fiscal 2006, $1.1 billion of financial investments were liquidated and the sales of a cable television equity investment and a magazine business generated $81 million.

During fiscal 2005, the Company received $100 million for working capital transferred to the buyer of The Disney Store North America and $29 million from the sale of the Mighty Ducks of Anaheim.

Financing Activities

Cash used in continuing financing activities during fiscal 2007 of $3.6 billion primarily reflected share repurchases and dividends, partially offset by an increase in borrowings and the proceeds from stock option exercises. The increase in borrowings included $1.35 billion of pre-spin-off borrowings of ABC Radio Holdings, Inc. that were removed from the Company’s balance sheet in connection with the spin-off.

Cash used in continuing financing activities during fiscal 2006 of $5.2 billion reflected share repurchases and payment of dividends to shareholders, partially offset by an increase in borrowings and the proceeds from stock option exercises.

Cash used in continuing financing activities during fiscal 2005 of $2.9 billion reflected share repurchases, net repayments of borrowings and payment of dividends to shareholders, partially offset by proceeds from stock option exercises.

During the year ended September 29, 2007, the Company’s borrowing activity was as follows:

(in millions)	September 30, 2006	Additions	Payments	Other Activity	September 29, 2007
Commercial paper borrowings	$839	$1,847	$—	$—	$2,686
U.S. medium-term notes	6,499	1,100	(1,259)	—	6,340
Convertible senior notes	1,323	—	—	—	1,323
European medium-term notes	191	75	(103)	—	163
Preferred stock	353	—	(345)	(8)	—
Capital Cities / ABC debt	183	—	—	(2)	181
Film financing	276	288	(208)	(1)	355
Other (1)	619	1,680	(379)	(1,379)	541
Euro Disney borrowings (2)	2,172	—	—	304	2,476
Hong Kong Disneyland borrowings	1,070	—	—	37	1,107

Total	$13,525	$4,990	$(2,294)	$(1,049)	$15,172

(1)

Additions include $1.35 billion of pre-spin-off borrowings of ABC Radio Holdings, Inc. reported in financing activities of continuing operations. Other activity includes the transfer of this debt in connection with the spin-off of ABC Radio Holdings, Inc.

(2)	Other activity included a $249 million increase from foreign currency translation as a result of the weakening of the U.S. dollar against the Euro.

The Company’s bank facilities are as follows:

(in millions)	Committed Capacity	Capacity Used	Unused Capacity
Bank facilities expiring 2010	$2,250	$—	$2,250
Bank facilities expiring 2011	2,250	212	2,038

Total	$4,500	$212	$4,288

These bank facilities allow for borrowings at LIBOR-based rates plus a spread, which depends on the Company’s public debt rating and can range from 0.175% to 0.75%. As of September 29, 2007, the Company had not borrowed under these bank facilities. The Company also has the ability to issue up to $800 million of letters of credit under the facility expiring in 201l, which if utilized, reduces available borrowing under this facility. As of September 29, 2007, $282 million of letters of credit had been issued, of which $212 million was issued under this facility.

The Company may use commercial paper borrowings up to the amount of its above unused bank facilities, in conjunction with term debt issuance and operating cash flow, to retire or refinance other borrowings before or as they come due.

As of the filing date of this report, the Board of Directors had not yet declared a dividend related to fiscal 2007. The Company paid a $637 million dividend ($0.31 per share) during the second quarter of fiscal 2007 related to fiscal 2006. The Company paid a $519 million dividend ($0.27 per share) during the second quarter of fiscal 2006 related to fiscal 2005; and paid a $490 million dividend ($0.24 per share) during the second quarter of fiscal 2005 related to fiscal 2004.

During fiscal 2007, the Company repurchased 202 million shares of Disney common stock for $6.9 billion. During fiscal 2006, the Company repurchased 243 million shares of Disney common stock for $6.9 billion. During fiscal 2005, the Company repurchased 91 million shares of Disney common stock for $2.4 billion. On May 1, 2007, the Board of Directors of the Company increased the share repurchase authorization to a total of 400 million shares. As of September 29, 2007, the Company had remaining authorization in place to repurchase approximately 323 million additional shares. The repurchase program does not have an expiration date.

We believe that the Company’s financial condition is strong and that its cash balances, other liquid assets, operating cash flows, access to debt and equity capital markets and borrowing capacity, taken together, provide adequate resources to fund ongoing operating requirements and future capital expenditures related to the expansion of existing businesses and development of new projects. However, the Company’s operating cash flow and access to the capital markets can be impacted by macroeconomic factors outside of its control. In addition to macroeconomic factors, the Company’s borrowing costs can be impacted by short and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on the Company’s performance as measured by certain credit metrics such as interest coverage and leverage ratios. As of September 29, 2007, Moody’s Investors Service’s long and short-term debt ratings for the Company were A2 and P-1, respectively, with stable outlook; and Standard & Poor’s long and short-term debt ratings for the Company were A- and A-2, respectively, on CreditWatch positive. On October 4, 2007, Standard and Poor’s raised the long and short-term debt ratings to A and A-1, respectively, and placed the Company on stable outlook. The Company’s bank facilities contain only one financial covenant, relating to interest coverage, which the Company met on September 29, 2007, by a significant margin. The Company’s bank facilities also specifically exclude certain entities, such as Euro Disney and Hong Kong Disneyland, from any representations, covenants or events of default.

Prior to November 14, 2007, Hong Kong Disneyland’s commercial term loan and revolving credit facility agreement contained semi-annual financial performance covenants and had a final maturity of October 26, 2015. In anticipation of the prospect that the covenants would not be met as of the September 29, 2007 measurement date, effective November 14, 2007, the agreement was amended to remove the financial performance covenants, shorten the maturity of the loan to September 30, 2008 and decrease the amount of the revolving credit facility from HK$1 billion (approximately $129 million) to HK$800 million (approximately $103 million). The commercial term loan had a balance of approximately $284 million as of the effective date of the amendment, and the full amount of the revised revolving credit facility became available as of that date.

To support operating needs in the near-term, the Company agreed to waive management fees for fiscal 2008 and fiscal 2009 and defer royalties for those years, with payment of the deferred royalties dependent upon the future operating performance of Hong Kong Disneyland. Hong Kong Disneyland expects to need additional sources of financing to meet its financial and development needs at and beyond the maturity of the commercial loan and revolving credit facility and is currently engaged in discussions with the Company and Hong Kong Disneyland’s majority shareholder (the Government of the Hong Kong Special Administrative Region) regarding financing arrangements to assist in meeting these needs. The Company expects that such financing likely would include additional investment by the Company.

Euro Disney has covenants under its debt agreements that limit its investment and financing activities. Beginning with fiscal year 2006, Euro Disney has also been required to meet financial performance covenants that necessitated improvements to its operating margin. As a result of revenue growth in excess of increases in costs and expenses during fiscal year 2007, Euro Disney believes that it is in compliance with these covenants for fiscal 2007. There can be no assurance that these covenants will be met for any particular measurement period in the future. To the extent that conditions are such that the covenants appear unlikely to be met, management would pursue measures to meet the covenants or would seek to obtain waivers from the debt holders.

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

The following table summarizes our significant contractual obligations and commitments on an undiscounted basis at September 29, 2007 and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal and interest payments on outstanding borrowings. Additional details regarding these obligations are provided in the footnotes to the financial statements, as referenced in the table:

	Payments Due by Period
(in millions)	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Borrowings (Note 7) (1)	$22,219	$4,064	$3,462	$3,687	$11,006
Operating lease commitments (Note 14)	1,850	327	512	363	648
Capital lease obligations (Note 14)	784	39	76	75	594

Sports programming commitments (Note 14)	19,210	2,493	5,143	5,479	6,095
Broadcast programming commitments (Note 14)	3,577	1,943	914	505	215

Total sports and other broadcast programming commitments	22,787	4,436	6,057	5,984	6,310
Other (2)	3,976	1,100	1,162	1,632	82

Total contractual obligations (3)	$51,616	$9,966	$11,269	$11,741	$18,640

(1)

Amounts exclude market value adjustments totaling $150 million, which are recorded in the balance sheet. Amounts include interest payments based on contractual terms and current interest rates for variable rate debt.

(2)

Other commitments primarily comprise contractual commitments for the construction of two new cruise ships and creative talent and employment agreements including obligations to actors, producers, sports personnel, television and radio personalities and executives.

(3)	Contractual commitments include the following:

Liabilities recorded on the balance sheet	$16,611
Commitments not recorded on the balance sheet	35,005

$51,616

The Company also has obligations with respect to its pension and post retirement medical benefit plans. See Note 9 to the Consolidated Financial Statements.

Contingent Commitments and Contractual Guarantees

The Company also has certain contractual arrangements that would require the Company to make payments or provide funding if certain circumstances occur. The Company does not currently expect that these arrangements will result in any significant amounts being paid by the Company. See Note 14 to the Consolidated Financial Statements for information regarding the Company’s contingent commitments and contractual guarantees.

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

With respect to films intended for theatrical release, the most sensitive factor affecting our estimate of Ultimate Revenues (and therefore affecting future film cost amortization and/or impairment) is domestic theatrical performance. Revenues derived from other markets subsequent to the domestic theatrical release (e.g. the home video or international theatrical markets) have historically been highly correlated with domestic theatrical performance. Domestic theatrical performance varies primarily based upon the public interest and demand for a particular film, the quality of competing films at the time of release, as well as the level of marketing effort. Upon a film’s release and determination of domestic theatrical performance, the Company’s estimates of revenues from succeeding windows and markets are revised based on historical relationships and an analysis of current market trends. The most sensitive factor affecting our estimate of Ultimate Revenues for released films is the extent of home entertainment sales achieved. Home entertainment sales vary based on the volume and quality of competing home video products as well as the manner in which retailers market and price our products.

With respect to television series or other television productions intended for broadcast, the most sensitive factor affecting estimates of Ultimate Revenues is the program’s rating. Program ratings, which are an indication of market acceptance, directly affect the Company’s ability to generate advertising revenues during the airing of the program. In addition, television series with greater market acceptance are more likely to generate incremental revenues through the eventual sale of the program rights in the syndication, international and home entertainment markets. Alternatively, poor ratings may result in a television series cancellation, which would require the immediate write-off of any unamortized production costs.

We expense the cost of television broadcast rights for acquired movies, series and other programs based on the number of times the program is expected to be aired or on a straight-line basis over the useful life, as appropriate. Amortization of those television programming assets being amortized on a number of airings basis may be accelerated if we reduce the estimated future airings and slowed if we increase the estimated future airings. The number of future airings of a particular program is impacted primarily by the program’s ratings in previous airings, expected advertising rates and availability and quality of alternative programming. Accordingly, planned usage is reviewed periodically and revised if necessary. Rights costs for multi-year sports programming arrangements are amortized based upon the ratio of the current period’s gross revenues to Ultimate Revenues (the Projected Revenue Method) or on a straight-line basis, as appropriate. Gross revenues include both advertising revenues and an allocation of affiliate fees. If the annual contractual payments related to each season over the term of a multi-year sports programming arrangement approximate each season’s rights cost based on the Projected Revenue Method, we expense the related annual payments during the applicable season. If Ultimate Revenues change significantly from projections, rights costs amortization may be accelerated or slowed.

Costs of film and television productions and programming rights for our broadcast businesses and cable networks are subject to regular recoverability assessments in accordance with applicable accounting rules. The net realizable value of the television broadcast program licenses and rights are reviewed using a daypart methodology. A daypart is defined as an aggregation of programs broadcast during a particular time of day or programs of a similar type. The Company’s dayparts are: early morning, daytime, late night, primetime, news, children, and sports (includes network and cable). The net realizable values of other cable programming assets are reviewed on an aggregated basis for each cable channel. Individual programs are written-off when there are no plans to air or sublicense the program. Estimated values are based upon assumptions about future demand and market conditions. If actual demand or market conditions are less favorable than our projections, film, television and programming cost write-downs may be required.

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

Pension and Postretirement Medical Plan Actuarial Assumptions

The Company’s pension and postretirement medical benefit obligations and related costs are calculated using a number of actuarial assumptions. Two critical assumptions, the discount rate and the expected return on plan assets, are important elements of expense and/or liability measurement. We evaluate these critical assumptions annually. Other assumptions include the healthcare cost trend rate and employee demographic factors such as retirement patterns, mortality, turnover and rate of compensation increase.

The discount rate enables us to state expected future cash payments for benefits as a present value on the measurement date. The guideline for setting this rate is a high-quality long-term corporate bond rate. A lower discount rate increases the present value of benefit obligations and increases pension expense. We decreased our discount rate to 6.35% at the end of fiscal 2007 from 6.40% at the end of fiscal 2006 to reflect market interest rate conditions at our June 30, 2007 measurement date. This decrease in the discount rate will affect net periodic pension and postretirement medical expense in fiscal 2008. The assumed discount rate reflects market rates for high-quality corporate bonds currently available. The Company’s discount rate was determined by considering the average of pension yield curves constructed of a large population of high quality corporate bonds. The resulting discount rate reflects the matching of plan liability cash flows to the yield curves. A one percentage point decrease in the assumed discount rate would increase total net periodic pension and postretirement medical expense for fiscal 2008 by $122 million and would increase the projected benefit obligation at September 29, 2007 by $999 million, respectively. A one percentage point increase in the assumed discount rate would decrease these amounts by $74 million and $849 million, respectively.

To determine the expected long-term rate of return on the plan assets, we consider the current and expected asset allocation, as well as historical and expected returns on each plan asset class. A lower expected rate of return on pension plan assets will increase pension expense. Our long-term expected return on plan assets was 7.50% in both 2007 and 2006, respectively. A one percentage point change in the long-term return on pension plan asset assumption would impact fiscal 2008 annual pension and postretirement medical expense by approximately $51 million.

See Note 9 to the Consolidated Financial Statements for more information on our pension and postretirement medical plans.

Goodwill, Intangible Assets and Investments

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

To determine the fair value of our reporting units, we generally use a present value technique (discounted cash flow) corroborated by market multiples when available and as appropriate. The factor most sensitive to change with respect to our discounted cash flow analyses is the estimated future cash flows of each reporting unit which is, in turn, sensitive to our estimates of future revenue growth and margins for these businesses. If actual revenue growth and/or margins are lower than our expectations, the impairment test results could differ. A present value technique was not used to determine the fair value of the ABC Television Network, a business within the Television Broadcasting reporting unit within the Media Networks operating segment. To determine the fair value of the ABC Television Network, we used a revenue multiple, as a present value technique may not consistently capture the full fair value of the ABC Television Network and there is little comparable market data available due to the scarcity of television networks. If there were a publicly disclosed sale of a comparable network, this may provide better market information with which to estimate the value of the ABC Television Network and could impact our impairment assessment. We applied what we believe to be the most appropriate valuation methodology for each of the reporting units. If we had established different reporting units or utilized different valuation methodologies, the impairment test results could differ.

SFAS 142 requires the Company to compare the fair values of other indefinite-lived intangible assets to their carrying amounts. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized. Fair values of other indefinite-lived intangible assets are determined based on discounted cash flows or appraised values, as appropriate.

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

We completed our impairment testing as of September 29, 2007, which resulted in a non-cash impairment charge of $26 million related to ESPN Radio and Radio Disney FCC licenses. During fiscal 2006, the Company recorded a non-cash impairment charge of $32 million related to FCC licenses primarily associated with ESPN Radio stations. These impairment charges reflected overall market declines in certain radio markets in which we operate. During fiscal 2005, the Company adopted EITF D-108 and recorded a non-cash impairment charge of $57 million primarily associated with ESPN and Radio Disney FCC licenses.

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

Income Tax Audits

As a matter of course, the Company is regularly audited by federal, state and foreign tax authorities. From time to time, these audits result in proposed assessments. Our recorded estimates of liability related to income tax audits are made in consultation with outside tax and legal counsel where appropriate and are based upon the expected outcome of proceedings (or negotiations) with taxing and legal authorities in consideration of applicable tax statutes and related interpretations and precedents. The outcome of such proceedings and the ultimate liability borne by the Company may differ from our estimates based on a number of factors, including the Company’s decision to settle rather than litigate a matter, relevant legal precedent related to similar matters and the Company’s success in supporting its filing positions with taxing authorities.

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

In fiscal years 2007, 2006, and 2005, the weighted average assumptions used in the options-pricing models were as follows:

	2007 (1)	2006 (1)	2005 (2)
Risk-free interest rate	4.5%	4.3%	3.7%
Expected term (years) (3)	4.61	5.09	4.75
Expected volatility	26%	26%	27%
Dividend yield	0.79%	0.79%	0.79%
Termination rate	7.4%	4.0%	n/a
Exercise multiple	1.38	1.48	n/a

(1)	Commencing with the 2006 Annual Grant, the Company utilized the binomial valuation model.

(2)	The Company utilized the Black-Scholes model during fiscal 2005.

(3)	The expected term assumption is included for fiscal 2005 during which we utilized the Black-Scholes model. Under the binomial model, expected term is not an input assumption.

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

The volatility assumption considers both historical and implied volatility and may be impacted by the Company’s performance as well as changes in economic and market conditions. See Note 11 to the Consolidated

Financial Statements for more detailed information. If the assumed volatility of 26% used by the Company during 2007 was increased or decreased by five percentage points (i.e. to 31% or to 21%), the weighted average grant date fair value of our 2007 stock option grants would have increased or decreased by 10%.

The expected exercise multiple may be influenced by the Company’s future stock performance, stock price volatility, and employee turnover rates. If the exercise multiple assumption of 1.38 used by the Company during 2007 were increased to 1.6 or decreased to 1.2, the weighted average binomial value of our 2007 stock option grants would have increased by 7% or decreased by 12%, respectively.

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

SFAS 158

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statement Nos. 87, 88, 106, and 132(R) (SFAS 158). This statement requires recognition of the overfunded or underfunded status of defined benefit pension and other postretirement plans as an asset or liability in the statement of financial position and changes in that funded status to be recognized in comprehensive income in the year in which the changes occur. SFAS 158 also requires measurement of the funded status of a plan as of the date of the statement of financial position. The Company adopted the recognition provisions of SFAS 158 in fiscal year 2007. See Note 9 to the Consolidated Financial Statements for information regarding the impact of adopting the recognition provisions of SFAS 158. The Company has not yet adopted the measurement provisions which are not effective until fiscal year 2009.

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

SAB 108

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. The Company adopted SAB 108 at the end of fiscal 2007, and the adoption did not have a material impact on the Company’s financial statements.

FIN 48

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 must be applied to all existing tax positions upon initial adoption. The cumulative effect of applying FIN 48 at adoption is to be reported as an adjustment to beginning retained earnings for the year of adoption. FIN 48 is effective for the Company’s 2008 fiscal year and will result in a reduction of approximately $160 million to beginning retained earnings in fiscal year 2008.

EITF D-108

In September 2004, the Emerging Issues Task Force (EITF) issued Topic No. D-108, Use of the Residual Method to Value Acquired Assets Other than Goodwill (EITF D-108). EITF D-108 requires that a direct value method be used to value intangible assets acquired in business combinations completed after September 29, 2004. EITF D-108 also requires the Company to perform an impairment test using a direct value method on all intangible assets that were previously valued using the residual method. Any impairments arising from the initial application of a direct value method are reported as a cumulative effect of accounting change. For radio station acquisitions subsequent to the acquisition of Capital Cities/ABC, Inc. in 1996, the Company applied the residual value method to value the acquired FCC licenses. The Company adopted EITF D-108 for the fiscal year ended October 1, 2005 and recorded a non-cash, $57 million pre-tax charge ($36 million after-tax) as a cumulative effect of accounting change.

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

Value at Risk (VAR)

The Company utilizes a VAR model to estimate the maximum potential one-day loss in the fair value of its interest rate, foreign exchange, and market sensitive equity financial instruments. The VAR model estimates were made assuming normal market conditions and a 95% confidence level. Various modeling techniques can be used in a VAR computation. The Company’s computations are based on the interrelationships between movements in various interest rates, currencies, and equity prices (a variance/co-variance technique). These interrelationships were determined by observing interest rate, foreign currency, and equity market changes over the preceding quarter for the calculation of VAR amounts at fiscal 2007 year end. The model includes all of the Company’s debt as well as all interest rate and foreign exchange derivative contracts and market sensitive equity investments. Forecasted transactions, firm commitments, and receivables and accounts payable denominated in foreign currencies, which certain of these instruments are intended to hedge, were excluded from the model.

The VAR model is a risk analysis tool and does not purport to represent actual losses in fair value that will be incurred by the Company, nor does it consider the potential effect of favorable changes in market factors.

VAR on a combined basis increased to $33 million at September 29, 2007 from $21 million at September 30, 2006. The increase was primarily due to higher volatility and a higher market value of currency-sensitive instruments.

The estimated maximum potential one-day loss in fair value, calculated using the VAR model, is as follows (unaudited, in millions):

Fiscal Year 2007	Interest Rate Sensitive Financial Instruments	Currency Sensitive Financial Instruments	Equity Sensitive Financial Instruments	Combined Portfolio
Year end VAR	$26	$17	$1	$33
Average VAR	$17	$14	$1	$23
Highest VAR	$26	$17	$1	$33
Lowest VAR	$12	$12	$1	$18
Beginning of year VAR (year end fiscal 2006)	$22	$10	$1	$21

The VAR for Euro Disney and Hong Kong Disneyland is immaterial as of September 29, 2007. In calculating the VAR it was determined that credit risks are the primary driver for changes in the value of Euro Disney’s debt rather than interest rate risks. Accordingly, we have excluded Euro Disney’s borrowings from the above VAR calculation.

ITEM 8.  Financial Statements and Supplementary Data

See Index to Financial Statements and Supplemental Data on page 61.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluation as of September 29, 2007, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

Management’s Report on Internal Control Over Financial Reporting

Management’s report set forth on page 62 is incorporated herein by reference.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting or in factors affecting internal control over financial reporting during the fourth quarter of the fiscal year ended September 29, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  Other Information

None.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

Information regarding Section 16(a) compliance, the Audit Committee, the Company’s code of ethics and background of the directors appearing under the captions “Section 16(a) Beneficial Ownership Reporting Compliance,” “Committees,” “Corporate Governance Guidelines and Code of Ethics” and “Election of Directors” in the Company’s Proxy Statement for the 2008 annual meeting of Shareholders is hereby incorporated by reference.

Information regarding executive officers is included in Part I of this Form 10-K as permitted by General Instruction G(3).

ITEM 11.  Executive Compensation

Information appearing under the captions “Board Compensation” and “Executive Compensation” in the 2008 Proxy Statement (other than the “Compensation Committee Report”) is hereby incorporated by reference.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information setting forth the security ownership of certain beneficial owners and management appearing under the caption “Stock Ownership” and information in the “Equity Compensation Plans” table appearing under the caption “Overview of Plans” in the 2008 Proxy Statement is hereby incorporated by reference.

ITEM 13.  Certain Relationships and Related Transactions, and Director Independence

Information regarding certain related transactions appearing under the captions “Certain Relationships and Related Person Transactions” and “Executive Compensation” and information regarding director independence appearing under the caption “Director Independence” in the 2008 Proxy Statement is hereby incorporated by reference.

ITEM 14.  Principal Accountant Fees and Services

Information appearing under the captions “Auditor Fees and Services” and “Policy for Approval of Audit and Permitted Non-Audit Services” in the 2008 Proxy Statement is hereby incorporated by reference.

PART IV

ITEM 15.  Exhibits and Financial Statement Schedules

(1)	Financial Statements and Schedules

See Index to Financial Statements and Supplemental Data at page 61.

(2)	Exhibits

The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

Exhibit		Location
2.1	Agreement and Plan of Merger, by and among The Walt Disney Company, Lux Acquisition Corp. and Pixar, dated as of January 24, 2006	Exhibit 2.1 to the Current Report on Form 8-K of the Company filed January 26, 2006

2.2	Separation Agreement dated as of February 6, 2006, between Disney and Spinco	Exhibit 2.1 to the Current Report on Form 8-K of the Company filed February 10, 2006

2.3	Amendment No. 1 dated November 19, 2006 to the Separation Agreement dated as of February 6, 2006 between Disney and Spinco	Exhibit 2.3 to the Form 10-K for the Company for the period ended September 30, 2006

2.4	Agreement and Plan of Merger, dated as of February 6, 2006, between Disney, Spinco, Citadel and Merger Sub	Exhibit 2.2 to the Current Report on Form 8-K of the Company filed February 10, 2006

2.5	Amendment No. 1 dated November 19, 2006 to the Agreement and Plan of Merger, dated as of February 6, 2006, between Disney, Spinco, Citadel and Merger Sub	Exhibit 2.5 to the Form 10-K for the Company for the period ended September 30, 2006

3.1	Amended and Restated Certificate of Incorporation of the Company	Annex C to the Joint Proxy Statement/ Prospectus included in the Registration Statement on Form S-4 (No. 333-88105) of the Company, filed Sept. 30, 1999

3.2	Bylaws of the Company	Exhibit 3.1 to the Current Report on Form 8-K of the Company dated June 29, 2007

4.1	Amended and Restated Five Year Credit Agreement dated as of February 22, 2006	Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed March 31, 2006

4.2	Amended and Restated Four Year Credit Agreement dated as of February 22, 2006	Exhibit 10.2 to the Current Report on Form 8-K of the Company filed March 31, 2006

4.3	Indenture, dated as of Nov. 30, 1990, between DEI and Bankers Trust Company, as Trustee	Exhibit 2 to the Current Report on Form 8-K of DEI, dated Jan. 14, 1991

4.4	Indenture, dated as of Mar. 7, 1996, between the Company and Citibank, N.A., as Trustee	Exhibit 4.1(a) to the Current Report on Form 8-K of the Company, dated March 7, 1996

4.5	Senior Debt Securities Indenture, dated as of September 24, 2001, between the Company and Wells Fargo Bank, N.A., as Trustee	Exhibit 4.1 to the Current Report on Form 8-K of the Company, dated September 24, 2001

4.6	Other long-term borrowing instruments are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Company undertakes to furnish copies of such instruments to the Commission upon request

Exhibit		Location
10.1	(i) Agreement on the Creation and the Operation of Euro Disneyland en France, dated Mar. 25, 1987, and (ii) Letter relating thereto of the Chairman of Disney Enterprises, Inc., dated Mar. 24,1987	Exhibits 10(b) and 10(a), respectively, to the Current Report on Form 8-K of DEI, dated Apr. 4, 1987

10.2	Memorandum of Agreement dated June 8, 2004, among Euro Disney S.C.A. and certain of its affiliates, the Company, Caisse des Dèpôts et Consignations, the Lenders (as defined therein), BNP Paribas and CALYON	Exhibit 3 to the Company’s Report on Schedule 13D filed June 29, 2004, with respect to Euro Disney S.C.A.

10.3	Amendments to the June 8, 2004 Memorandum of Agreement	Exhibit 10.2 to the Current Report on Form 8-K of the Company filed October 6, 2004

10.4	Composite Limited Recourse Financing Facility Agreement, dated as of Apr. 27, 1988, between DEI and TDL Funding Company, as amended	Exhibit 10(b) to the Form 10-K of the Company for the period ended September 30, 1997

10.5	Employment Agreement, dated as of Oct. 2, 2005, between the Company and Robert A. Iger	Exhibit 10(a) to the Current Report on Form 8-K of the Company dated October 6, 2005

10.6	Employment Agreement, dated September 26, 2003 between the Company and Alan N. Braverman	Exhibit 10(g) to the Form 10-K of the Company for the period ended September 30, 2003

10.7	Employment Agreement, dated September 26, 2003 between the Company and Thomas O. Staggs	Exhibit 10(h) to the Form 10-K of the Company for the period ended September 30, 2003

10.8	Amendment dated February 3, 2006 to Employment Agreement dated April 19, 2005, between the Company and Peter Murphy	Exhibit 10(b) to the Form 10-Q of the Company for the period ended December 31, 2005

10.9	Amended description of Employment Arrangement with Christine M. McCarthy	Exhibit 10.3 to the Form 10-Q of the Company for the period ended March 31, 2007

10.10	Amended description of Employment Arrangement with Kevin A. Mayer	Exhibit 10.2 to the Form 10- Q of the Company for the period ended March 31, 2007

10.11	Employment Agreement dated September 12, 2006 between the Company and Wesley Coleman	Exhibit 10.14 to the Form 10-K of the Company for the period ended September 30, 2006

10.12	Description of Directors Compensation	Item 9 of the Current Report on Form 8-K of the Company filed July 2, 2004 and Item 1.01 of the Current Report on Form 8-K of the Company filed June 28, 2006

10.13	Amended and Restated Director’s Retirement Policy	Exhibit 10.4 to the Current Report on Form 8-K of the Company filed December 1, 2006

10.14	Form of Indemnification Agreement for certain officers and directors	Annex C to the Proxy Statement for the 1987 annual meeting of DEI

10.15	1995 Stock Option Plan for Non-Employee Directors	Exhibit 20 to the Form S-8 Registration Statement (No. 33-57811) of DEI, dated Feb. 23, 1995

10.16	Amended and Restated 1990 Stock Incentive Plan and Rules	Appendix B-2 to the Joint Proxy Statement/ Prospectus included in the Form S-4 Registration Statement (No. 33-64141) of DEI, dated Nov. 13, 1995

10.17	Amended and Restated 1995 Stock Incentive Plan and Rules	Exhibit 10.2 to the Current Report on Form 8-K of the Company filed December 1, 2006

10.18	Amendment to Amended and Restated 1995 Stock Incentive Plan	Item 1.01(a) of Current Report on Form 8-K of the Company filed September 23, 2004

Exhibit		Location
10.19	1987 Stock Incentive Plan and Rules and (ii) 1984 Stock Incentive Plan and Rules	Exhibits 1(a), 1(b), 2(a) and 2(b), respectively, to the Prospectus contained in the Form S-8 Registration Statement (No. 33-26106) of DEI, dated Dec. 20, 1988

10.20	Amendment, dated June 26, 2000, to the Company’s Stock Incentive Plans	Exhibit 10(b) to the Form 10-Q of the Company for the period ended June 30, 2000

10.21	Amended and Restated 2002 Executive Performance Plan	Exhibit 10.9 to the Form 10-Q of the Company for the period ended December 30, 2006

10.22	Management Incentive Bonus Program approved September 19, 2004	Item 1.01(b) of Current Report on Form 8-K of the Company filed September 23, 2004

10.23	Amended and Restated 1997 Non-Employee Directors Stock and Deferred Compensation Plan	Annex II to the Proxy Statement for the 2003 annual meeting of the Company

10.24	Amended and Restated 2005 Incentive Plan	Annex C to the Proxy Statement for the 2007 annual meeting of the Company

10.25	The Walt Disney Company/Pixar 1995 Stock Plan	Exhibit 10.1 to the Form S-8 Registration Statement (No. 333-133840) of the Company dated May 5, 2006

10.26	The Walt Disney Company/Pixar 1995 Director Option Plan	Exhibit 10.2 to the Form S-8 Registration Statement (No. 333-133840) of the Company dated May 5, 2006

10.27	Amended and Restated The Walt Disney Company/Pixar 2004 Equity Incentive Plan	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed December 1, 2006

10.28	Key Employees Deferred Compensation and Retirement Plan	Exhibit 10(u) to the Form 10-K of the Company for the period ended September 30, 1997

10.29	Benefit Equalization Plan of ABC, Inc.	Filed herewith

10.30	Group Personal Excess Liability Insurance Plan	Exhibit 10(x) to the Form 10-K of the Company for the period ended September 30, 1997

10.31	Family Income Assurance Plan (summary description)	Exhibit 10(y) to the Form 10-K of the Company for the period ended September 30, 1997

10.32	Severance Pay Plan	Filed herewith

10.33	Form of Restricted Stock Unit Award Agreement (Time-Based Vesting)	Exhibit 10(aa) to the Form 10-K of the Company for the period ended September 30, 2004

10.34	Form of Restricted Stock Unit Award Agreement (Bonus Related)	Exhibit 10.3 to the Current Report on Form 8-K of the Company filed December 15, 2006

10.35	Form of Performance-Based Stock Unit Award	Exhibit 10.2 to the Current Report on Form 8-K of the Company filed December 15, 2006

10.36	Form of Performance-Based Stock Unit Award Agreement (Dual Performance Goals)	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed December 15, 2006

10.37	Form of Non-Qualified Stock Option Award Agreement (Seven-year Form)	Exhibit 10(b) to the Current Report on Form 8-K of the Company dated December 23, 2004

10.38	Form of Restricted Stock Unit Award Agreement in Lieu of Equitable Adjustment	Exhibit 10.1 to the Form 10-Q of the Company for the period ended June 30, 2007

10.39	Settlement Agreement dated July 8, 2005 among Shamrock Holdings of California Inc., Roy E. Disney, Stanley P. Gold and the Registrant	Exhibit 10(hh) to the Form 10-K of the Company for the period ended October 1, 2005

21	Subsidiaries of the Company	Filed herewith

Exhibit		Location
23	Consent of PricewaterhouseCoopers LLP	Filed herewith

31(a)	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31(b)	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32(a)	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished herewith

32(b)	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished herewith

*	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE WALT DISNEY COMPANY

(Registrant)

Date: November 21, 2007	By:	/s/ ROBERT A. IGER
(Robert A. Iger, President and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer /s/ ROBERT A. IGER (Robert A. Iger)	President and Chief Executive Officer	November 21, 2007

Principal Financial and Accounting Officers /s/ THOMAS O. STAGGS (Thomas O. Staggs)	Senior Executive Vice President and Chief Financial Officer	November 21, 2007

/s/ BRENT A. WOODFORD (Brent A. Woodford)	Senior Vice President-Planning and Control	November 21, 2007

Directors /s/ SUSAN E. ARNOLD (Susan E. Arnold)	Director	November 21, 2007

/s/ JOHN E. BRYSON (John E. Bryson)	Director	November 21, 2007

/s/ JOHN S. CHEN (John S. Chen)	Director	November 21, 2007

/s/ JUDITH L. ESTRIN (Judith L. Estrin)	Director	November 21, 2007

/s/ ROBERT A. IGER (Robert A. Iger)	Director	November 21, 2007

/s/ STEVEN P. JOBS (Steven P. Jobs)	Director	November 21, 2007

/s/ FRED H. LANGHAMMER (Fred H. Langhammer)	Director	November 21, 2007

Signature	Title	Date

/s/ AYLWIN B. LEWIS (Aylwin B. Lewis)	Director	November 21, 2007

/s/ MONICA C. LOZANO (Monica C. Lozano)	Director	November 21, 2007

/s/ ROBERT W. MATSCHULLAT (Robert W. Matschullat)	Director	November 21, 2007

/s/ JOHN E. PEPPER, JR. (John E. Pepper, Jr.)	Chairman of the Board and Director	November 21, 2007

/s/ ORIN C. SMITH (Orin C. Smith)	Director	November 21, 2007

THE WALT DISNEY COMPANY AND SUBSIDIARIES

All schedules are omitted for the reason that they are not applicable or the required information is included in the financial statements or notes.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of September 29, 2007.

The effectiveness of our internal control over financial reporting as of September 29, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of The Walt Disney Company

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of The Walt Disney Company and its subsidiaries (the Company) at September 29, 2007 and September 30, 2006, and the results of their operations and their cash flows for each of the three years in the period ended September 29, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 29, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, as of September 29, 2007, the Company changed its method of accounting for pension and other postretirement benefits. Also, during the year ended October 1, 2005, the Company changed the manner in which it values its FCC licenses.

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

PRICEWATERHOUSECOOPERS LLP

Los Angeles, California

November 21, 2007

CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share data)

	2007	2006	2005
Revenues	$35,510	$33,747	$31,374

Costs and expenses	(28,729)	(28,392)	(27,443)

Gains on sales of equity investments and businesses	1,052	70	26

Restructuring and impairment (charges) and other credits, net	—	18	(32)

Net interest expense	(593)	(592)	(597)

Equity in the income of investees	485	473	483

Income from continuing operations before income taxes, minority interests and the cumulative effect of accounting change	7,725	5,324	3,811

Income taxes	(2,874)	(1,837)	(1,174)

Minority interests	(177)	(183)	(177)

Income from continuing operations before the cumulative effect of accounting change	4,674	3,304	2,460

Discontinued operations, net of tax	13	70	109

Cumulative effect of accounting change	—	—	(36)

Net income	$4,687	$3,374	$2,533

Diluted Earnings per share:
Earnings per share, continuing operations before the cumulative effect of accounting change	$2.24	$1.60	$1.19

Earnings per share, discontinued operations	0.01	0.03	0.05

Cumulative effect of accounting change per share	—	—	(0.02)

Earnings per share(1)	$2.25	$1.64	$1.22

Basic Earnings per share:
Earnings per share, continuing operations before the cumulative effect of accounting change	$2.33	$1.65	$1.21

Earnings per share, discontinued operations	0.01	0.03	0.05

Cumulative effect of accounting change per share	—	—	(0.02)

Earnings per share(1)	$2.34	$1.68	$1.25

Weighted average number of common and common equivalent shares outstanding:
Diluted	2,092	2,076	2,089

Basic	2,004	2,005	2,028

(1)	Total earnings per share may not equal the sum of the column due to rounding.

See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)

	September 29, 2007	September 30, 2006
ASSETS Current assets
Cash and cash equivalents	$3,670	$2,411
Receivables	5,032	4,707
Inventories	641	694
Television costs	559	415
Deferred income taxes	862	592
Other current assets	550	743

Total current assets	11,314	9,562

Film and television costs	5,123	5,235
Investments	995	1,315
Parks, resorts and other property, at cost Attractions, buildings and equipment	30,260	28,843
Accumulated depreciation	(15,145)	(13,781)

	15,115	15,062
Projects in progress	1,147	913
Land	1,171	1,192

	17,433	17,167

Intangible assets, net	2,494	2,907
Goodwill	22,085	22,505
Other assets	1,484	1,307

	$60,928	$59,998

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and other accrued liabilities	$5,949	$5,917
Current portion of borrowings	3,280	2,682
Unearned royalties and other advances	2,162	1,611

Total current liabilities	11,391	10,210

Borrowings	11,892	10,843
Deferred income taxes	2,573	2,651
Other long-term liabilities	3,024	3,131
Minority interests	1,295	1,343
Commitments and contingencies (Note 14)
Shareholders’ equity
Preferred stock, $.01 par value Authorized – 100 million shares, Issued – none	—	—
Common stock, $.01 par value Authorized – 3.6 billion shares, Issued – 2.6 billion shares at September 29, 2007 and 2.5 billion at September 30, 2006	24,207	22,377
Retained earnings	24,805	20,630
Accumulated other comprehensive loss	(157)	(8)

	48,855	42,999
Treasury stock, at cost, 637.8 million shares at September 29, 2007 and 436.0 million shares at September 30, 2006	(18,102)	(11,179)

	30,753	31,820

	$60,928	$59,998

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	2007	2006	2005
OPERATING ACTIVITIES OF CONTINUING OPERATIONS
Net income	$4,687	$3,374	$2,533
Income from discontinued operations	(13)	(70)	(109)
Depreciation and amortization	1,491	1,437	1,341
Gains on sales of equity investments and businesses	(1,052)	(70)	(26)
Deferred income taxes	(260)	(139)	(265)
Equity in the income of investees	(485)	(473)	(483)
Cash distributions received from equity investees	420	458	402
Write-off of aircraft leveraged lease	—	—	101
Cumulative effect of accounting change	—	—	36
Minority interests	177	183	177
Net change in film and television costs	115	860	568
Equity-based compensation	419	373	370
Other	(65)	(54)	(150)
Changes in operating assets and liabilities
Receivables	(355)	(85)	(156)
Inventories	52	(63)	22
Other assets	9	(55)	(90)
Accounts payable and other accrued liabilities	77	304	(255)
Income taxes	181	(20)	123

Cash provided by continuing operations	5,398	5,960	4,139

INVESTING ACTIVITIES OF CONTINUING OPERATIONS
Investments in parks, resorts and other property	(1,566)	(1,292)	(1,813)
Sales of investments	5	1,073	24
Working capital proceeds from The Disney Store North America sale	—	—	100
Proceeds from sales of equity investments and businesses	1,530	81	29
Acquisitions	(588)	(55)	(9)
Proceeds from sales of fixed assets and other	1	(27)	(13)

Cash used in continuing investing activities	(618)	(220)	(1,682)

FINANCING ACTIVITIES OF CONTINUING OPERATIONS
Commercial paper borrowings, net	1,847	85	654
Borrowings	3,143	2,806	422
Reduction of borrowings	(2,294)	(1,950)	(1,775)
Dividends	(637)	(519)	(490)
Repurchases of common stock	(6,923)	(6,898)	(2,420)
Euro Disney equity offering	—	—	171
Equity partner contributions	—	51	147
Exercise of stock options and other	1,245	1,259	392

Cash used in continuing financing activities	(3,619)	(5,166)	(2,899)

CASH FLOWS OF DISCONTINUED OPERATIONS
Net cash provided by operating activities of discontinued operations	23	98	130
Net cash used in investing activities of discontinued operations	(3)	(7)	(9)
Net cash provided by financing activities of discontinued operations	78	23	2

Increase/(decrease) in cash and cash equivalents	1,259	688	(319)
Cash and cash equivalents, beginning of year	2,411	1,723	2,042

Cash and cash equivalents, end of year	$3,670	$2,411	$1,723

Supplemental disclosure of cash flow information:
Interest paid	$551	$617	$641

Income taxes paid	$2,796	$1,857	$1,572

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in millions, except per share data)

	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
BALANCE AT SEPTEMBER 30, 2004	2,040	$12,447	$15,732	$(236)	$(1,862)	$26,081
Exercise of stock options and issuance of restricted stock and stock options	20	841	—	—	1	842
Common stock repurchases	(91)	—	—	—	(2,420)	(2,420)
Dividends ($0.24 per share)	—	—	(490)	—	—	(490)
Other comprehensive loss (net of tax of $197 million)	—	—	—	(336)	—	(336)
Net income	—	—	2,533	—	—	2,533

BALANCE AT OCTOBER 1, 2005	1,969	13,288	17,775	(572)	(4,281)	26,210
Exercise of stock options and issuance of restricted stock and stock options	57	1,676	—	—	—	1,676
Acquisition of Pixar	279	7,413	—	—	—	7,413
Common stock repurchases	(243)	—	—	—	(6,898)	(6,898)
Dividends ($0.27 per share)	—	—	(519)	—	—	(519)
Other comprehensive income (net of tax of $394 million)	—	—	—	564	—	564
Net income	—	—	3,374	—	—	3,374

BALANCE AT SEPTEMBER 30, 2006	2,062	22,377	20,630	(8)	(11,179)	31,820
Exercise of stock options and issuance of restricted stock and stock options	57	1,823	—	—	—	1,823
Common stock repurchases	(202)	—	—	—	(6,923)	(6,923)
Dividends ($0.31 per share)	—	7	(644)	—	—	(637)
Other comprehensive income (net of tax of $66 million)	—	—	—	112	—	112
Adoption of SFAS 158 (see Note 9) (net of tax of $154 million)	—	—	—	(261)	—	(261)
Distribution of ABC Radio business	—	—	132	—	—	132
Net income	—	—	4,687	—	—	4,687

BALANCE AT SEPTEMBER 29, 2007	1,917	$24,207	$24,805	$(157)	$(18,102)	$30,753

Accumulated other comprehensive income/(loss) is as follows:

	September 29, 2007	September 30, 2006
Market value adjustments for investments and hedges	$(42)	$29
Foreign currency translation and other	164	87
Minimum pension liability adjustment	n/a	(124)
Unrecognized pension and postretirement medical expense	(279)	n/a

	$(157)	$(8)

Comprehensive income/(loss) is as follows:

	2007	2006	2005
Net income	$4,687	$3,374	$2,533
Market value adjustments for investments and hedges	(71)	(2)	92
Foreign currency translation and other	77	(19)	20
Minimum pension liability adjustment, increase/(decrease) (see Note 9)	106	585	(448)

Comprehensive income	$4,799	$3,938	$2,197

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular dollars in millions, except per share amounts)

1.	Description of the Business and Segment Information

The Walt Disney Company, together with the subsidiaries through which the Company’s businesses are conducted (the Company), is a diversified worldwide entertainment company with operations in the following business segments: Media Networks, Parks and Resorts, Studio Entertainment, and Consumer Products.

DESCRIPTION OF THE BUSINESS

Media Networks

The Company operates the ABC Television Network and ten owned television stations, as well as the ESPN Radio Network, and Radio Disney Network (the Radio Networks) and 46 owned radio stations. Both the television and radio networks have affiliated stations providing coverage to households throughout the United States. The Company has cable/satellite networks and international television operations that are principally involved in the production and distribution of cable television programming, the licensing of programming to domestic and international markets, and investing in foreign television broadcasting, production, and distribution entities. Primary cable/satellite programming services that operate through consolidated subsidiary companies are the ESPN-branded networks, Disney Channel, International Disney Channel, SOAPnet, Toon Disney, ABC Family Channel, and Jetix channels in Europe and Latin America. Other programming services that operate through joint ventures and are accounted for under the equity method, include A&E Television Networks and Lifetime Entertainment Services. The Company also produces original television programming for network, first-run syndication, pay, and international syndication markets, along with original animated television programming for network, pay, and international syndication markets. Additionally, the Company operates ABC-, ESPN-, ABC Family-, SOAPnet- and Disney-branded internet website businesses, as well as Club Penguin, an online virtual world for kids.

On June 12, 2007, the Company completed the spin-off of its wholly owned subsidiary, ABC Radio Holdings, Inc., and its merger into a subsidiary of Citadel Broadcasting Corporation (Citadel). Prior to the spin-off, the Company consolidated its ABC Radio Business, consisting of 22 large-market radio stations and the ABC Radio Network businesses, under ABC Radio Holdings, Inc. The transaction did not include the Company’s ESPN Radio or Radio Disney network and station businesses. Additional information regarding this transaction is included in Note 3.

Parks and Resorts

The Company owns and operates the Walt Disney World Resort in Florida and the Disneyland Resort in California. The Walt Disney World Resort includes four theme parks (the Magic Kingdom, Epcot, Disney-MGM Studios, and Disney’s Animal Kingdom), seventeen resort hotels, a retail, dining, and entertainment complex, a sports complex, conference centers, campgrounds, golf courses, water parks, and other recreational facilities. The Disneyland Resort includes two theme parks (Disneyland and Disney’s California Adventure), three resort hotels, and a retail, dining and entertainment district. The Company manages and has a 40% equity interest in Euro Disney S.C.A. (Euro Disney), a publicly-held French entity that is a holding company for Euro Disney Associés S.C.A. (Disney S.C.A.), in which the Company has a direct 18% interest. Consequently, the Company has a 51% effective ownership interest in Disney S.C.A., the primary operating company of Disneyland Resort Paris, which includes the Disneyland Park, the Walt Disney Studios Park, seven themed hotels, two convention centers, a shopping, dining and entertainment complex, and a 27-hole golf facility. The Company also manages and has a 43% equity interest in Hong Kong Disneyland, which includes one theme park and two resort hotels. The Company earns royalties on revenues generated by the Tokyo Disneyland Resort, which includes two theme parks and two Disney-branded hotels, near Tokyo, Japan, and is owned and operated by an unrelated Japanese corporation. The Company’s Walt Disney Imagineering unit designs and develops new theme park concepts and attractions, as well as resort properties. The Company also manages and markets vacation club ownership interests through the Disney Vacation Club and operates the Disney Cruise Line out of Port Canaveral, Florida. Also included in Parks and Resorts is the ESPN Zone, which operates eight sports-themed dining and entertainment facilities around the United States.

Studio Entertainment

The Company produces and acquires live-action and animated motion pictures for worldwide distribution to the theatrical, home entertainment, and television markets. The Company distributes these products through its own distribution and marketing companies in the United States and foreign markets primarily under the Walt Disney Pictures, Touchstone Pictures, and Miramax banners, as well as Dimension for titles released prior to September 30, 2005. On May 5, 2006, the Company completed an all stock acquisition of Pixar, a digital animation studio. As a result of the acquisition the Company now produces feature animation films under both the Disney and Pixar banners. Refer to Note 3 for information about the acquisition. The Company also produces stage plays and musical recordings.

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

Segment operating results reflect earnings before corporate and unallocated shared expenses and exclude amortization of certain intangible assets, gains on sale of equity investments and businesses, restructuring and impairment (charges) and other credits, net interest expense, income taxes, minority interests, and the cumulative effect of accounting change. Segment operating income results include equity in the income of investees. Equity investees consist primarily of A&E Television Networks and Lifetime Television, which are cable businesses included in the Media Networks segment. Corporate and unallocated shared expenses principally consist of corporate functions, executive management, and certain unallocated administrative support functions.

Equity in the income of investees by segment is as follows:

	2007	2006	2005
Media Networks (1)	$484	$444	$460
Parks and Resorts	—	1	—
Consumer Products	—	28	23
Corporate	1	—	—

	$485	$473	$483

(1)	Substantially all of these amounts relate to investments at Cable Networks.

The following segment results include allocations of certain costs, including certain information technology, pension, legal, and other shared services costs, which are allocated based on various metrics designed to correlate with consumption. These allocations are agreed-upon amounts between the businesses and may differ from amounts that would be negotiated in arm’s length transactions. In addition, all significant intersegment transactions have been eliminated except that Studio Entertainment revenues and operating income include an allocation of Consumer Products revenues, which is meant to reflect royalties on Consumer Products sales of merchandise based on certain Studio film properties.

	2007	2006	2005
Revenues
Media Networks	$15,046	$14,100	$12,637
Parks and Resorts	10,626	9,925	9,023
Studio Entertainment
Third parties	7,308	7,410	7,499
Intersegment	183	119	88

	7,491	7,529	7,587

Consumer Products
Third parties	2,530	2,312	2,215
Intersegment	(183)	(119)	(88)

	2,347	2,193	2,127

Total consolidated revenues	$35,510	$33,747	$31,374

Segment operating income
Media Networks	$4,285	$3,480	$3,040
Parks and Resorts	1,710	1,534	1,178
Studio Entertainment	1,201	729	207
Consumer Products	631	618	543

Total segment operating income	$7,827	$6,361	$4,968

Reconciliation of segment operating income to income from continuing operations before income taxes, minority interests and the cumulative effect of accounting change
Segment operating income	$7,827	$6,361	$4,968
Corporate and unallocated shared expenses	(497)	(522)	(543)
Amortization of intangible assets	(16)	(11)	(11)
Equity-based compensation plan modification charge	(48)	—	—
Gains on sales of equity investments and businesses	1,052	70	26
Restructuring and impairment (charges) and other credits, net	—	18	(32)
Net interest expense	(593)	(592)	(597)

Income from continuing operations before income taxes, minority interests and the cumulative effect of accounting change	$7,725	$5,324	$3,811

	2007	2006	2005
Capital expenditures from continuing operations
Media Networks	$265	$220	$218
Parks and Resorts
Domestic	816	667	726
International	256	248	711
Studio Entertainment	85	41	37
Consumer Products	36	16	10
Corporate	108	100	111

Total capital expenditures from continuing operations	$1,566	$1,292	$1,813

Depreciation expense from continuing operations
Media Networks	$184	$179	$175
Parks and Resorts
Domestic	790	780	756
International	304	279	207
Studio Entertainment	31	30	26
Consumer Products	18	23	25
Corporate	132	126	132

Total depreciation expense from continuing operations	$1,459	$1,417	$1,321

Identifiable assets
Media Networks(1)(2)	$27,692	$27,281
Parks and Resorts(2)	16,311	15,929
Studio Entertainment(2)	10,812	11,159
Consumer Products(2)	1,553	1,505
Corporate(2)(3)	4,560	4,124

Total consolidated assets	$60,928	$59,998

Supplemental revenue data
Media Networks
Advertising	$7,112	$7,222	$6,708
Affiliate Fees	6,139	5,538	5,098
Parks and Resorts
Merchandise, food and beverage	3,454	3,221	2,879
Admissions	3,342	3,085	2,771

Revenues
United States and Canada	$27,286	$26,027	$24,236
Europe	5,898	5,266	5,207
Asia Pacific	1,732	1,917	1,451
Latin America and Other	594	537	480

	$35,510	$33,747	$31,374

Segment operating income
United States and Canada	$6,042	$4,808	$3,794
Europe	1,192	918	738
Asia Pacific	437	542	386
Latin America and Other	156	93	50

	$7,827	$6,361	$4,968

Identifiable assets	2007	2006
United States and Canada (1)	$52,052	$52,097
Europe	6,588	5,624
Asia Pacific	2,077	2,111
Latin America and Other	211	166

	$60,928	$59,998

(1)	Identifiable assets include amounts associated with equity method investments of $714 and $1,065 in 2007 and 2006, respectively.

(2)	Goodwill and intangible assets, by segment, are as follows:

	2007	2006
Media Networks	$18,403	$19,257
Parks and Resorts	173	173
Studio Entertainment	5,065	5,036
Consumer Products	691	690
Corporate	247	256

	$24,579	$25,412

(3)	Primarily deferred tax assets, investments, fixed assets, and other assets.

2.	Summary of Significant Accounting Policies

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

SFAS 158

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statement Nos. 87, 88, 106, and 132(R) (SFAS 158). This statement requires recognition of the overfunded or underfunded status of defined benefit pension and other postretirement plans as an asset or liability in the statement of financial position and changes in that funded status to be recognized in comprehensive income in the year in which the changes occur. SFAS 158 also requires measurement of the funded status of a plan as of the date of the statement of financial position. The Company adopted the recognition provisions of SFAS 158 in fiscal year 2007. See Note 9 for information regarding the impact of adopting the recognition provision of SFAS 158. The Company has not yet adopted the measurement provisions which are not effective until fiscal year 2009.

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

SAB 108

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. The Company adopted SAB 108 at the end of fiscal 2007, and the adoption did not have a material impact on the Company’s financial statements.

FIN 48

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 must be applied to all existing tax positions upon initial adoption. The cumulative effect of applying FIN 48 at adoption is to be reported as an adjustment to beginning retained earnings for the year of adoption. FIN 48 is effective for the Company’s 2008 fiscal year and will result in a reduction of approximately $160 million to beginning retained earnings in fiscal year 2008.

EITF D-108

In September 2004, the Emerging Issues Task Force (EITF) issued Topic No. D-108, Use of the Residual Method to Value Acquired Assets Other than Goodwill (EITF D-108). EITF D-108 requires that a direct value method be used to value intangible assets acquired in business combinations completed after September 29, 2004. EITF D-108 also requires the Company to perform an impairment test using a direct value method on all intangible assets that were previously valued using the residual method. Any impairments arising from the initial application of a direct value method are reported as a cumulative effect of accounting change. For radio station acquisitions subsequent to the acquisition of Capital Cities/ABC, Inc. in 1996, the Company applied the residual value method to value the acquired FCC licenses. The Company adopted EITF D-108 for the fiscal year ended October 1, 2005 and recorded a non-cash $57 million pre-tax charge ($36 million after-tax) as a cumulative effect of accounting change.

Reclassifications

Certain reclassifications have been made in the fiscal 2006 and fiscal 2005 financial statements and notes to conform to the fiscal 2007 presentation.

As a result of the spin-off of the ABC Radio business in fiscal 2007, ABC Radio is reported as discontinued operations for all periods presented (see Note 3 for further discussion). Previously, the ABC Radio business was included in the Media Networks segment. Prior period information has been reclassified to conform to the current presentation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Actual results may differ from those estimates.

Revenue Recognition

Broadcast advertising revenues are recognized when commercials are aired. Revenues from television subscription services related to the Company’s primary cable programming services are recognized as services are provided. Certain of the Company’s existing contracts with cable and satellite operators include annual live programming commitments. In these cases, recognition of revenues subject to the commitments is deferred until the annual commitments are satisfied, which generally results in higher revenue recognition in the second half of the year.

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

Taxes collected from customers and remitted to governmental authorities are presented in the Consolidated Statements of Income on a net basis.

Advertising Expense

Advertising costs are expensed as incurred. Advertising expense for fiscal 2007, 2006 and 2005 was $2.6 billion, $2.5 billion and $2.9 billion, respectively.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and marketable securities with original maturities of three months or less.

Investments

Debt securities that the Company has the positive intent and ability to hold to maturity are classified as “held-to-maturity” and reported at amortized cost. Debt securities not classified as held-to-maturity and marketable equity securities are classified as either “trading” or “available-for-sale,” and are recorded at fair value with unrealized gains and losses included in earnings or accumulated other comprehensive income/(loss), respectively. All other equity securities are accounted for using either the cost method or the equity method.

The Company regularly reviews its investments to determine whether a decline in fair value below the cost basis is other than temporary. If the decline in fair value is judged to be other than temporary, the cost basis of the security is written down to fair value and the amount of the write-down is included in the Consolidated Statements of Income.

Translation Policy

The U.S. dollar is the functional currency for the majority of our international operations. The local currency is the functional currency for Euro Disney, Hong Kong Disneyland, JETIX and international locations of The Disney Stores.

For U.S. dollar functional currency locations, foreign currency assets and liabilities are remeasured into U.S. dollars at end-of-period exchange rates, except for nonmonetary balance sheet accounts, which are remeasured at historical exchange rates. Revenue and expenses are remeasured at average exchange rates in effect during each period, except for those expenses related to the non-monetary balance sheet amounts, which are remeasured at historical exchange rates. Gains or losses from foreign currency remeasurement are included in net earnings.

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

Film and Television Costs

Film and television costs include capitalizable production costs, production overhead, interest, development costs, and acquired production costs and are stated at the lower of cost, less accumulated amortization, or fair value. Acquired programming costs for the Company’s television and cable/satellite networks are stated at the lower of cost, less accumulated amortization, or net realizable value. Acquired television broadcast program licenses and rights are recorded when the license period begins and the program is available for use. Marketing, distribution, and general and administrative costs are expensed as incurred.

Film and television production and participation costs are expensed based on the ratio of the current period’s gross revenues to estimated remaining total gross revenues (Ultimate Revenues) from all sources on an individual production basis. Ultimate Revenues for film productions includes revenue that will be earned within ten years of the date of the initial theatrical release. For television network series, we include revenues that will be earned within ten years of the delivery of the first episode, or if still in production, five years from the date of delivery of the most recent episode, if later. For acquired film libraries, remaining revenues include amounts to be earned for up to twenty years from the date of acquisition. Film development costs for projects that have been abandoned or have not been set for production within three years are generally written off.

We expense the cost of television broadcast rights for acquired movies, series and other programs based on the number of times the program is expected to be aired or on a straight-line basis over the useful life, as appropriate. Rights costs for multi-year sports programming arrangements are amortized based upon the ratio of the current period’s gross revenues to Ultimate Revenues (the Projected Revenue Method) or on a straight-line basis over the useful life, as appropriate. Ultimate Revenues for multi-year sports programming rights include both advertising revenues and an allocation of affiliate fees. If the annual contractual payments related to each season over the term of a multi-year sports programming arrangement approximate each season’s rights cost based on the Projected Revenue Method, we expense the related annual payments during the applicable season. Individual programs are written-off when there are no plans to air or sublicense the program.

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

Internal-Use Software Costs

The Company expenses costs incurred in the preliminary project stage of developing or acquiring internal use software, such as research and feasibility studies, as well as costs incurred in the post-implementation/operational stage, such as maintenance and training. Capitalization of software development costs occurs only after the preliminary-project stage is complete, management authorizes the project, and it is probable that the project will be completed and the software will be used for the function intended. As of September 29, 2007 and September 30, 2006, capitalized software costs, net of accumulated depreciation, totaled $555 million and $491 million, respectively. The capitalized costs are amortized on a straight-line basis over the estimated useful life of the software, ranging from 3-10 years.

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

To determine the fair value of our reporting units, we generally use a present value technique (discounted cash flow) corroborated by market multiples when available and as appropriate, except for the ABC Television Network, a business within the Media Networks operating segment, for which we used a revenue multiple. We used a revenue multiple as a present value technique may not consistently capture the full fair value of the ABC Television Network, and there is little comparable market data available due to the scarcity of television networks. We applied what we believe to be the most appropriate valuation methodology for each of our reporting units. If we had established different reporting units or utilized different valuation methodologies, the impairment test results could differ.

SFAS 142 requires the Company to compare the fair values of other indefinite-lived intangible assets to their carrying amounts. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized. Fair values of other indefinite-lived intangible assets are determined based on discounted cash flows or appraised values, as appropriate.

We completed our impairment testing as of September 29, 2007, which resulted in a non-cash impairment charge of $26 million related to ESPN Radio and Radio Disney FCC licenses. During fiscal 2006, the Company recorded a non-cash impairment charge of $32 million related to FCC licenses primarily associated with ESPN Radio stations. These impairment charges reflected overall market declines in certain radio markets in which we operate. During fiscal 2005, the Company adopted EITF D-108 and recorded a non-cash impairment charge of $57 million primarily associated with ESPN and Radio Disney FCC licenses.

Amortizable intangible assets, principally copyrights, are generally amortized on a straight-line basis over periods of up to 31 years.

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

The Company designates and assigns the financial instruments as hedges of forecasted transactions, specific assets or specific liabilities. When hedged assets or liabilities are sold or extinguished or the forecasted transactions being hedged are no longer expected to occur, the Company recognizes the gain or loss on the designated hedging financial instruments.

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

Earnings Per Share

The Company presents both basic and diluted earnings per share (EPS) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the year. Diluted EPS is based upon the weighted average number of common and common equivalent shares outstanding during the year which is calculated using the treasury-stock method for equity-based awards and assumes conversion of the Company’s convertible senior notes (see Note 7). Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect. Stock options for which the exercise price exceeds the average market price over the period are anti-dilutive and, accordingly, are excluded from the calculation.

A reconciliation of income from continuing operations and the weighted average number of common and common equivalent shares outstanding for calculating diluted earnings per share from continuing operations is as follows:

	2007	2006	2005
Income from continuing operations before the cumulative effect of accounting change	$4,674	$3,304	$2,460
Interest expense on convertible senior notes (net of tax)	21	21	21

	$4,695	$3,325	$2,481

Weighted average number of common shares outstanding (basic)	2,004	2,005	2,028
Weighted average dilutive impact of equity-based compensations awards	43	26	16
Weighted average assumed conversion of convertible senior notes	45	45	45

Weighted average number of common and common equivalent shares outstanding (diluted)	2,092	2,076	2,089

For fiscal 2007, 2006 and 2005, options for 25 million, 88 million and 96 million shares, respectively, were excluded from the diluted EPS calculation because they were anti-dilutive.

3.	Significant Acquisitions and Dispositions and Restructuring and Impairment Charges

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

The Company allocated the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values, which were determined primarily through third-party appraisals. The goodwill that arose from the Acquisition reflected the value to Disney from:

•

Acquiring a talented, assembled workforce, particularly the creative and technological talents of key senior management and film directors with a successful track record of producing high quality feature animation

•	Securing all of the economic results of future films produced by Pixar
•	Obtaining the benefits of leveraging future Pixar-created intellectual property across Disney’s diversified revenue streams and portfolio of entertainment assets
•	Improving the results of Disney feature animation films

The following table summarizes the allocation of the purchase price:

	Estimated Fair Value	Weighted Average Useful Lives (years)
Cash and cash equivalents	$11
Investments	1,073
Prepaid and other assets	45
Film costs	538	12
Buildings and equipment	225	16
Intangibles	233	17
Goodwill	5,557

Total assets acquired	$7,682
Liabilities	64
Deferred income taxes	123

Total liabilities assumed	$187

Net assets acquired	$7,495

The weighted average useful life determination for intangibles excludes $164 million of indefinite-lived Pixar trademarks and tradenames. Goodwill of $4.8 billion, $0.6 billion, and $0.2 billion was allocated to the Studio Entertainment, Consumer Products, and Parks and Resorts operating segments, respectively. The goodwill is not amortizable for tax purposes.

The following table presents unaudited pro forma results of Disney for fiscal 2006 as though Pixar had been acquired as of the beginning of fiscal 2006. These pro forma results do not necessarily represent what would have occurred if the Acquisition had taken place as of the beginning of fiscal 2006 and do not represent the results that may occur in the future. The pro forma amounts represent the historical operating results of Disney and Pixar with adjustments for purchase accounting.

Fiscal Year 2006 (unaudited)
Revenues	$34,299
Income before cumulative effect of accounting change	3,395
Net Income	3,395
Earnings per share:
Diluted	$1.52

Basic	$1.56

Other Acquisitions

On August 1, 2007, the Company acquired all of the outstanding shares of Club Penguin Entertainment, Inc. (CPE), a Canadian company that operates clubpenguin.com, an online virtual world for children. The purchase price included upfront cash consideration of approximately $350 million and additional consideration of up to $350 million that may be paid if CPE achieves predefined earnings targets for calendar years 2008 and 2009.

On February 1, 2007, the Company acquired all the outstanding shares of NASN Limited, an Irish company that operates cable television networks in Europe dedicated to North American sporting events and related programming, for consideration valued at $112 million consisting of cash and assumption of debt.

We are in the process of finalizing the valuation of the assets acquired and liabilities assumed for both acquisitions.

ABC Radio Transaction

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

As a result of the spin-off and merger, Company shareholders received approximately 0.0768 shares of Citadel common stock in exchange for each share of Disney common stock held as of June 6, 2007. Approximately 151.7 million shares of Citadel common stock were issued to Company shareholders in the merger. As part of the transaction, the Company retained $1.35 billion of cash, representing the proceeds from debt raised by ABC Radio Holdings, Inc. prior to the spin-off. This debt and the assets and other liabilities of the ABC Radio business were removed from the Company’s balance sheet as a distribution at book value. Consequently, there was no gain or loss recorded and the negative net book value of $132 million was credited to retained earnings.

Fiscal 2007 results of the ABC Radio business through June 12, 2007 have been reported as discontinued operations. Previously reported results have been reclassified to reflect this presentation.

Summarized financial information for the discontinued ABC Radio business is as follows (in millions):

Income Statement Data:

	2007	2006	2005
Revenues	$372	$538	$570
Income from discontinued operations before income taxes	45	123	176

Balance Sheet Data:

	June 12, 2007	September 30, 2006
Assets
Current assets	$132	$129
Property and equipment	56	60
FCC licenses	476	476
Goodwill	726	726
Other assets	7	4

	1,397	1,395
Liabilities
Current liabilities	25	20
Borrowings	1,350	—
Long-term liabilities	154	149

Net assets of discontinued operations	$(132)	$1,226

Dispositions

On November 21, 2006, in connection with the execution of new long-term agreements for the provision of programming to cable service provider Comcast Corporation (Comcast), the Company sold its 39.5% interest in E! Entertainment Television (E!) to Comcast (which owned the remainder of the interest in E!) for $1.23 billion, which resulted in a pre-tax gain of $780 million ($487 million after-tax). On October 2, 2006, the Company sold its 50% stake in Us Weekly for $300 million, which resulted in a pre-tax gain of $272 million ($170 million after-tax). These gains are reported in “Gains on sales of equity investments and businesses” in the Consolidated Statements of Income.

The following disposals occurred during fiscal 2006 and fiscal 2005:

•	A cable television equity investment in Spain was sold for $67 million on November 23, 2005, resulting in a pre-tax gain of $57 million.
•	The Discover Magazine business was sold for $14 million on October 7, 2005, resulting in a pre-tax gain of $13 million.
•	The Mighty Ducks of Anaheim was sold for $39 million on June 20, 2005, resulting in a pre-tax gain of $26 million.

These gains were reported in “Gains on sales of equity investments and businesses” in the Consolidated Statements of Income.

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

The changes in the carrying amount of goodwill for the years ended September 29, 2007 and September 30, 2006 are as follows:

	Media Networks	Parks and Resorts	Studio Entertainment	Consumer Products	Total
Balance at October 1, 2005	$16,895	$27	$23	$29	$16,974
Goodwill acquired during the year	23	146	4,790	613	5,572
Other, net	(19)	—	(22)	—	(41)

Balance at September 30, 2006	16,899	173	4,791	642	22,505
Goodwill acquired during the year	475	—	—	21	496
Goodwill disposed of during the year	(726)	—	—	—	(726)
Capital Cities/ABC, Inc. acquisition adjustment and other, net	(187)	—	(3)	—	(190)

Balance at September 29, 2007	$16,461	$173	$4,788	$663	$22,085

During the fourth quarter of fiscal 2007, certain preacquisition tax contingencies related to the Company’s 1996 acquisition of Capital Cities/ABC, Inc. were reversed against goodwill.

4.	Investments

Investments consist of the following:

	September 29, 2007	September 30, 2006
Investments, equity basis(1)	$706	$1,075
Investments, other	237	188
Investment in aircraft leveraged leases	52	52

	$995	$1,315

(1)	Equity investments consist of investments in companies over which the Company has significant influence but not the majority of the equity or risks and rewards.

Investments, Equity Basis

A summary of combined financial information for equity investments, which include cable investments such as A&E Television Networks (37.5% owned) and Lifetime Entertainment Services (50.0% owned), is as follows:

	2007	2006	2005
Results of Operations:
Revenues	$4,351	$4,447	$4,317

Net Income	$1,137	$1,170	$1,275

	September 29, 2007	September 30, 2006
Balance Sheet:
Current assets	$2,383	$2,620
Non-current assets	1,331	1,562

	$3,714	$4,182

Current liabilities	$1,113	$1,048
Non-current liabilities	1,060	1,154
Shareholders’ equity	1,541	1,980

	$3,714	$4,182

During fiscal 2007, the Company sold its interests in E! and Us Weekly. See Note 3 for further discussion.

Investments, Other

As of September 29, 2007 and September 30, 2006, the Company held $99 million and $82 million, respectively, of securities classified as available-for-sale. As of September 29, 2007 and September 30, 2006, the Company also held $138 million and $106 million, respectively, of non-publicly traded cost-method investments.

In 2007 and 2006, the Company had no realized gain or loss on sales of available-for-sale securities. In 2005, the Company recognized $14 million in net gains on sales of available for sale securities. Realized gains and losses are determined principally on an average cost basis.

In 2007, 2006 and 2005, the Company recorded non-cash charges of $18 million, $0 million and $42 million, respectively, to reflect other-than-temporary losses in value of certain investments.

Investment in Aircraft Leveraged Leases

During the fourth quarter of 2005, the Company recorded a $101 million pre-tax charge, or $0.03 per share, to write-off its remaining investment in aircraft leveraged leases with Delta Air Lines, Inc. (Delta) resulting from Delta’s bankruptcy filing in September 2005. This charge was reported in “Net interest expense” in the Consolidated Statements of Income. Our remaining aircraft leveraged lease investment of $52 million is with FedEx Corp.

5.	Euro Disney and Hong Kong Disneyland

The Company has a 51% effective ownership interest in the operations of Euro Disney and a 43% ownership interest in the operations of Hong Kong Disneyland which are both consolidated under FIN 46R, Consolidation of Variable Interest Entities.

The following table presents a condensed consolidating balance sheet for the Company as of September 29, 2007, reflecting the impact of consolidating the balance sheets of Euro Disney and Hong Kong Disneyland.

	Before Euro Disney and Hong Kong Disneyland Consolidation	Euro Disney, Hong Kong Disneyland and Adjustments	Total
Cash and cash equivalents	$3,066	$604	$3,670
Other current assets	7,379	265	7,644

Total current assets	10,445	869	11,314
Investments	1,766	(771)	995
Fixed assets	12,597	4,836	17,433
Other assets	31,143	43	31,186

Total assets	$55,951	$4,977	$60,928

Current portion of borrowings	$2,910	$370	$3,280
Other current liabilities	7,437	674	8,111

Total current liabilities	10,347	1,044	11,391
Borrowings	8,679	3,213	11,892
Deferred income taxes and other long-term liabilities	5,423	174	5,597
Minority interests	749	546	1,295
Shareholders’ equity	30,753	—	30,753

Total liabilities and shareholders’ equity	$55,951	$4,977	$60,928

The following table presents a condensed consolidating income statement of the Company for the year ended September 29, 2007, reflecting the impact of consolidating the income statements of Euro Disney and Hong Kong Disneyland.

	Before Euro Disney and Hong Kong Disneyland Consolidation (1)	Euro Disney, Hong Kong Disneyland and Adjustments	Total
Revenues	$33,695	$1,815	$35,510
Cost and expenses	(26,857)	(1,872)	(28,729)
Gains on sales of equity investments and businesses	1,052	—	1,052
Net interest expense	(430)	(163)	(593)
Equity in the income of investees	390	95	485

Income (loss) from continuing operations before income taxes and minority interests	7,850	(125)	7,725
Income taxes	(2,849)	(25)	(2,874)
Minority interests	(327)	150	(177)

Income from continuing operations	4,674	—	4,674
Discontinued operations, net of tax	13	—	13

Income from continuing operations	$4,687	$—	$4,687

(1)

These amounts include Euro Disney and Hong Kong Disneyland under the equity method of accounting. As such, royalty and management fee income from these operations is included in Revenues and our share of their net income is included in Equity in the income of investees.

The following table presents a condensed consolidating cash flow statement of the Company for the year ended September 29, 2007, reflecting the impact of consolidating the cash flow statements of Euro Disney and Hong Kong Disneyland.

	Before Euro Disney and Hong Kong Disneyland Consolidation	Euro Disney, Hong Kong Disneyland and Adjustments	Total
Cash provided by continuing operations	$5,137	$261	$5,398
Investments in parks, resorts, and other property	(1,310)	(256)	(1,566)
Other investing activities	948	—	948
Cash used in continuing financing activities	(3,619)	—	(3,619)
Cash flows from discontinued operations	98	—	98

Increase in cash and cash equivalents	1,254	5	1,259
Cash and cash equivalents, beginning of year	1,812	599	2,411

Cash and cash equivalents, end of year	$3,066	$604	$3,670

Euro Disney Financial Restructuring

Effective October 1, 2004, Euro Disney, the Company, and Euro Disney’s lenders finalized a Memorandum of Agreement (MOA) related to the financial restructuring of Euro Disney (the 2005 Financial Restructuring). The MOA provided for new financing as well as the restructuring of Euro Disney’s existing financing at that time. The transactions contemplated by the MOA were fully implemented on February 23, 2005 with the completion of a €253 million equity rights offering. The MOA included the following provisions:

Royalties and Management Fees

•

Royalties and management fees for fiscal 2005 through fiscal 2009, totaling €25 million per year, payable to the Company are to be unconditionally deferred and converted into subordinated long-term borrowings

•

Royalties and management fees for fiscal 2007 through fiscal 2014, of up to €25 million per year, payable to the Company are subject to conditional deferrals and will be converted into subordinated long-term borrowings if operating results do not achieve specified levels. Based on operating results and subject to third-party confirmation, the Company does not expect royalties and management fees subject to conditional deferral for fiscal 2007 to be converted into subordinated long-term borrowings

New Financing

•	€253 million equity rights offering, of which the Company’s share was €100 million

•

New ten-year €150 million line of credit from the Company for liquidity needs, which reduces to €100 million after five years. There were no borrowings under the new line of credit as of September 29, 2007

The MOA provided for a 2% interest rate increase for certain tranches of Euro Disney’s debt, resulting in a substantial modification of a portion of this debt. Relevant accounting rules required that the substantially modified portion be accounted for as though it had been extinguished and replaced with new borrowings recorded at fair value, which resulted in a $61 million gain recorded in “Net interest expense” in the Consolidated Statement of Income during the year ended October 1, 2005.

Certain indirect, wholly-owned subsidiaries of The Walt Disney Company have liability as current or former general partners of Disney S.C.A. In addition to their equity interest in Disney S.C.A., certain of these subsidiaries of the Company have been capitalized with interest-bearing demand notes with an aggregate face value of €200 million.

6.	Film and Television Costs

Film and Television costs are as follows:

	September 29, 2007	September 30, 2006
Theatrical film costs
Released, less amortization	$1,889	$2,041
Completed, not released	164	265
In-process	912	928
In development or pre-production	168	135

	3,133	3,369

Television costs
Released, less amortization	804	882
Completed, not released	295	210
In-process	278	228
In development or pre-production	10	17

	1,387	1,337

Television broadcast rights	1,162	944

	5,682	5,650
Less current portion	559	415

Non-current portion	$5,123	$5,235

Based on management’s total gross revenue estimates as of September 29, 2007, approximately 80% of unamortized film and television costs for released productions (excluding amounts allocated to acquired film and television libraries) are expected to be amortized during the next three years. Approximately $603 million of accrued participation and residual liabilities will be paid in fiscal year 2008. The Company expects to amortize, based on current estimates, approximately $1.4 billion in capitalized film production costs during fiscal 2008.

At September 29, 2007, acquired film and television libraries have remaining unamortized costs of $473 million, which are generally amortized straight-line over a weighted-average remaining period of approximately 11 years.

7.	Borrowings

The Company’s borrowings at September 29, 2007 and September 30, 2006, including the impact of interest rate swaps designated as hedges, are summarized below:

	2007	2006	2007
			Stated Interest Rate (1)	Interest rate and Cross-Currency Swaps (2)		Effective Interest Rate (3)	Swap Maturities
				Pay Variable	Pay Fixed
Commercial paper borrowings	$2,686	$839	5.37%	$—	$—	5.37%	—
U.S. medium-term notes	6,340	6,499	6.02%	1,485	—	5.67%	2008-2022
Convertible senior notes	1,323	1,323	2.13%	—	—	2.13%	—
European medium-term notes	163	191	4.80%	163	—	5.03%	2010-2011
Preferred stock	—	353	—	—	—	—	—
Capital Cities/ABC debt	181	183	9.05%	—	—	8.79%	—
Film financing	355	276	—	—	—	—	—
Other(4)	541	619	—	—	—	—	—

	11,589	10,283	5.14%	1,648	—	4.95%	—
Euro Disney (ED) and Hong Kong Disneyland (HKDL):
ED – CDC loans	1,418	1,246	5.04%	—	—	5.12%	—
ED – Credit facilities & other	568	486	7.66%	—	501	6.64%	2008-2009
ED – Other advances	490	440	3.21%	—	19	3.22%	2009
HKDL – Senior and subordinated loans	1,107	1,070	6.55%	—	232	6.82%	2008-2011

	3,583	3,242	5.67%	—	752	5.63%	—

Total borrowings	15,172	13,525	5.27%	1,648	752	5.11%	—
Less current portion	3,280	2,682		60	—

Total long-term borrowings	$11,892	$10,843		$1,588	$752

(1)

The stated interest rate represents the weighted-average coupon rate for each category of borrowings. For floating rate borrowings, interest rates are based upon the rates at September 29, 2007; these rates are not necessarily an indication of future interest rates.

(2)	Amounts represent notional values of interest rate and cross-currency swaps.

(3)

The effective interest rate includes the impact of existing and terminated interest rate and cross-currency swaps on the stated rate of interest. Other adjustments to the stated interest rate such as purchase accounting adjustments and debt issuance costs did not have a material impact on the overall effective interest rate.

(4)	Includes market value adjustments for debt with qualifying hedges totaling $150 million and $196 million at September 29, 2007 and September 30, 2006, respectively.

Commercial Paper

At September 29, 2007, the Company had $2.7 billion of commercial paper debt outstanding and bank facilities totaling $4.5 billion to support its commercial paper borrowings, with half of the facilities scheduled to expire in 2010 and the other half in 2011. These bank facilities allow for borrowings at LIBOR-based rates plus a spread, which depends on the Company’s public debt rating and can range from 0.175% to 0.75%. The Company also has the ability to issue up to $800 million of letters of credit under the facility expiring in 201l, which if utilized, reduces available borrowing under this facility. As of September 29, 2007, $282 million of letters of credit had been issued, of which $212 million was issued under this facility, leaving total available borrowing capacity of nearly $4.3 billion under these bank facilities. The Company’s bank facilities contain only one financial covenant, relating to interest coverage, which the Company met on September 29, 2007 by a significant margin. The Company’s bank facilities also specifically exclude certain entities, including Euro Disney and Hong Kong Disneyland, from any representations, covenants, or events of default. As of September 29, 2007, the Company had not borrowed against the facilities.

$5 Billion Shelf Registration Statement

At September 29, 2007, the Company had a shelf registration statement which allows the Company to borrow up to $5 billion using various types of debt instruments, such as fixed or floating rate notes, U.S. dollar or foreign currency denominated notes, redeemable notes, global notes, and dual currency or other indexed notes. As of September 29, 2007, $3.35 billion has been issued under the shelf registration statement. Our ability to issue debt is subject to market conditions and other factors impacting our borrowing capacity. As of September 29, 2007, the remaining unused capacity under the shelf registration is $1.65 billion.

U.S. Medium-Term Note Program

At September 29, 2007, the total debt outstanding under U.S. medium-term note programs was $6.3 billion. The maturities of current outstanding borrowings range from 1 to 86 years and stated interest rates range from 4.94% to 10.30%.

Convertible Senior Notes

At September 29, 2007, the Company has outstanding $1.3 billion of convertible senior notes due on April 15, 2023. The notes bear interest at a fixed annual rate of 2.13% and are redeemable at the Company’s option any time after April 15, 2008 at par. The notes are redeemable at the investor’s option at par on April 15, 2008, April 15, 2013, and April 15, 2018, and upon the occurrence of certain fundamental changes, such as a change in control. The notes are convertible into common stock, under certain circumstances including if the Company calls the notes for redemption, at a conversion rate of 33.9443 shares of common stock per $1,000 principal amount of notes. This is equivalent to a conversion price of $29.46. The conversion rate is subject to adjustment if certain events occur, such as the payment of a common stock dividend, the issuance of rights or warrants to all holders of the Company’s common stock that allow the holders to purchase shares of the Company’s common stock during a specified period of time, and subdivision, combinations or certain reclassifications of the Company’s common stock.

European Medium-Term Note Program

At September 29, 2007, the Company had a European medium-term note program for the issuance of various types of debt instruments such as fixed or floating rate notes, U.S. dollar or foreign currency denominated notes, redeemable notes, index linked or dual currency notes. The size of the program is $4 billion. The remaining capacity under the program is $3.8 billion, subject to market conditions and other factors impacting our borrowing capacity. The remaining capacity under the program replenishes as outstanding debt under the program matures. In 2007, $75 million of debt was issued under the program. At September 29, 2007, the total debt outstanding under the program was $163 million. The maturities of outstanding borrowings range from 3 to 4 years and stated interest rates range from 4.72% to 4.90%. The Company has outstanding borrowings under the program denominated in U.S. dollars.

Preferred Stock

In connection with the acquisition of ABC Family in October 2001, the Company assumed Series A Preferred Stock with a 9% coupon, payable quarterly, valued at approximately $400 million reflecting an effective cost of capital of 5.25%. The Series A Preferred Stock was callable commencing August 1, 2007 and was scheduled to mature August 1, 2027. The Company called and redeemed all of the Series A Preferred Stock on August 2, 2007. The Series A Preferred Stock was classified as borrowings given its substantive similarity to a debt instrument.

Capital Cities/ABC Debt

In connection with the Capital Cities/ABC, Inc. acquisition in 1996, the Company assumed various debt previously issued by Capital Cities/ABC, Inc. At September 29, 2007, the outstanding balance was $181 million with maturities ranging from 2 to 14 years and stated interest rates ranging from 8.75% to 9.65%.

Film Financing

In August 2005, the Company entered into a film financing arrangement with a group of investors whereby the investors will fund up to approximately $500 million for 40% of the production and marketing costs of a slate of up to thirty-two live-action films, excluding certain titles such as The Chronicles of Narnia: The Lion, The Witch and The Wardrobe and, in general, sequels to previous films, including the Pirates of the Caribbean sequels, not included in the slate, in return for approximately 40% of the future net cash flows generated by these films. By entering into this transaction, the Company is able to share the risks and rewards of the performance of its live-action film production and distribution activity with outside investors. As of September 29, 2007, the investors have participated in the funding of twenty-one films. The cumulative investment in the slate by the investors, net of the cash flows generated by the slate that are returned to the investors, is classified as borrowings. Interest expense recognized from these borrowings is variable and is determined using the effective interest method based on the projected profitability of the film slate.

The last film of the slate is anticipated to be completed in fiscal 2009. The Company has the option at 5, 10 and 15 years from inception of the film financing arrangement to buy the investors’ remaining interest in the slate at a price that is based on the then remaining projected future cash flows that the investors would receive from the slate. As of September 29, 2007, borrowings under this arrangement totaled $355 million.

Euro Disney and Hong Kong Disneyland Borrowings

Euro Disney — CDC loans. Pursuant to Euro Disney’s original financing and the terms of a 1994 financial restructuring, Euro Disney borrowed funds from the CDC. As of September 29, 2007, these borrowings consisted of approximately €243 million ($343 million at September 29, 2007 exchange rates) of senior debt and €278 million ($393 million at September 29, 2007 exchange rates) of subordinated debt. The senior debt is collateralized primarily by the theme park, certain hotels, and land assets of Disneyland Resort Paris (except for Walt Disney Studios Park) with a net book value of approximately €1.5 billion ($2.1 billion at September 29, 2007 exchange rates), whereas the subordinated debt is unsecured. Interest on the senior and subordinated debt is payable semiannually. The loans bear interest at a fixed rate of 5.15% and mature from fiscal year 2015 to fiscal year 2024. In accordance with the terms of the 2005 Financial Restructuring, principal payments falling between 2004 and 2016 have been deferred by 3.5 years. In return, the interest rate on principal of €48 million ($68 million at September 29, 2007 exchange rates) was increased to 7.15%, the interest rate on principal of €43 million ($61 million at September 29, 2007 exchange rates) was increased to 6.15%, and €10 million ($14 million at September 29, 2007 exchange rates) of principal was prepaid effective February 23, 2005. Also, pursuant to the terms of the 2005 Financial Restructuring, €125 million ($177 million at September 29, 2007 exchange rates) of subordinated loans were converted into senior loans during fiscal year 2005.

Euro Disney also executed a credit agreement with the CDC to finance a portion of the construction costs of Walt Disney Studios Park. As of September 29, 2007, approximately €482 million ($682 million at September 29, 2007 exchange rates) of subordinated loans were outstanding under this agreement. The loans bear interest at a fixed rate of 5.15% per annum, unless interest or principal payments are deferred under the provisions of the loans, during which time the interest rate on the deferred amounts is the greater of 5.15% or EURIBOR plus 2.0%. The loans mature between fiscal years 2015 and 2028. Also, pursuant to the 2005 Financial Restructuring, the CDC agreed to forgive €2.5 million ($4 million at September 29, 2007 exchange rates) of interest on these loans per year starting December 31, 2004 and continuing through 2011 and to conditionally defer and convert to subordinated long-term debt, interest payments up to a maximum amount of €20 million ($28 million at September 29, 2007 exchange rates) per year for each of the fiscal years 2005 through 2012 and €23 million ($33 million at September 29, 2007 exchange rates) for each of the fiscal years 2013 and 2014.

Euro Disney — Credit facilities and other. Pursuant to Euro Disney’s original financing with a syndicate of international banks and the terms of a 1994 financial restructuring, Euro Disney borrowed funds which are collateralized primarily by the theme park, hotels, and land assets of Disneyland Resort Paris (except for Walt Disney Studios Park) with a net book value of approximately €1.5 billion ($2.1 billion at September 29, 2007 exchange rates). At September 29, 2007, the total balance outstanding was €401 million ($568 million at September 29, 2007 exchange rate).

The impact of the 2005 Financial Restructuring on the credit facilities included the deferral of certain principal payments for 3.5 years, with the final maturity of the loans remaining unchanged. In return for these concessions, the interest rate was increased to EURIBOR plus 3% (7.79% at September 29, 2007) from EURIBOR plus amounts ranging from 0.84% to 1.00% and €96 million ($136 million at September 29, 2007 exchange rates) of principal was prepaid on February 23, 2005 using debt security deposits. The loans mature between fiscal years 2008 and 2013.

Euro Disney — Other advances. Advances of €331 million ($469 million at September 29, 2007 exchange rates) bear interest at a fixed rate of 3.0%. The remaining advances of €15 million ($21 million at September 29, 2007 exchange rates) bear interest at EURIBOR plus 3% (7.79% at September 29, 2007). The advances are scheduled to mature between fiscal years 2013 and 2017, of which €15 million ($21 million at September 29, 2007 exchange rates) are collateralized by certain hotels assets. The impact of the 2005 Financial Restructuring on the other advances includes the deferral either directly or indirectly of principal payments for 3.5 years.

Euro Disney has covenants under its debt agreements that limit its investment and financing activities. Beginning with fiscal year 2006, Euro Disney has also been required to meet financial performance covenants that necessitated improvements to its operating margin. As a result of revenue growth in excess of increases in costs and expenses during fiscal year 2007, Euro Disney believes that it is in compliance with these covenants for fiscal 2007. There can be no assurance that these covenants will be met for any particular measurement period in the future. To the extent that conditions are such that the covenants appear unlikely to be met, management would pursue measures to meet the covenants or would seek to obtain waivers from the debt holders.

Hong Kong Disneyland — Senior loans. Hong Kong Disneyland’s senior loans are borrowings pursuant to a term loan facility of HK$2.3 billion ($296 million at September 29, 2007 exchange rates) and a revolving credit facility of HK$1.0 billion ($129 million at September 29, 2007 exchange rates). The balance of the senior loans as of September 29, 2007 was HK$2.2 billion ($284 million at September 29, 2007 exchange rates). The revolving credit facility has not been drawn down as of September 29, 2007. These facilities are collateralized by bank accounts, fixed assets, land and other assets of the Hong Kong Disneyland theme park with a net book value of approximately HK$12 billion ($1.5 billion at September 29, 2007 exchange rates). At September 29, 2007, both facilities had a rate of three month HIBOR + 1.25% and were scheduled to mature in fiscal 2016. The spread above HIBOR is 1.25% through November 15, 2010 and 1.375% for the last five years of the facilities. As of September 29, 2007, the rate on the senior loans was 5.98%.

Prior to November 14, 2007, Hong Kong Disneyland’s commercial term loan and revolving credit facility agreement contained semi-annual financial performance covenants and had a final maturity of October 26, 2015. In anticipation of the prospect that the covenants would not be met as of the September 29, 2007 measurement date, effective November 14, 2007, the agreement was amended to remove the financial performance covenants, shorten the maturity of the loan to September 30, 2008 and decrease the amount of the revolving credit facility from HK$1 billion (approximately $129 million) to HK$800 million (approximately $103 million). The commercial term loan had a balance of approximately $284 million as of the effective date of the amendment, and the full amount of the revised revolving credit facility became available as of that date.

To support operating needs in the near-term, the Company agreed to waive management fees for fiscal 2008 and fiscal 2009 and defer royalties for those years, with payment of the deferred royalties dependent upon the future operating performance of Hong Kong Disneyland. Hong Kong Disneyland expects to need additional sources of financing to meet its financial and development needs at and beyond the maturity of the commercial loan and revolving credit facility and is currently engaged in discussions with the Company and Hong Kong Disneyland’s majority shareholder (the Government of the Hong Kong Special Administrative Region) regarding financing arrangements to assist in meeting these needs. The Company expects that such financing likely would include additional investment by the Company.

Hong Kong Disneyland — Subordinated loans. Hong Kong Disneyland has a subordinated unsecured loan facility of HK$5.6 billion ($724 million at September 29, 2007 exchange rates), which has been fully drawn, that is scheduled to mature on September 12, 2030. Pursuant to the terms of the loan facility, interest incurred prior to March 2006 of HK$433 million ($56 million at September 29, 2007 exchange rates) is not payable until the loan matures and is therefore classified as long-term borrowings. In addition, pursuant to the terms of the loan facility, interest of HK$332 million ($43 million at September 29, 2007 exchange rates) is accrued and is dependent upon the achievement of certain financial measurements. The interest rate on this loan is subject to biannual revisions under certain conditions, but is capped at an annual rate of 6.75% (until March 12, 2014), 7.625% (until March 12, 2022) and 8.50% (until September 12, 2030). As of September 29, 2007, the rate on the subordinated loans was 6.75%.

Total borrowings excluding market value adjustments, have the following scheduled maturities:

	Before Euro Disney and Hong Kong Disneyland Consolidation	Euro Disney and Hong Kong Disneyland	Total
2008	$2,895	$370	$3,265
2009	1,165	118	1,283
2010	889	124	1,013
2011	826	173	999
2012	1,578	217	1,795
Thereafter	4,086	2,581	6,667

	$11,439	$3,583	$15,022

The Company capitalizes interest on assets constructed for its parks, resorts, and other property and on theatrical productions. In 2007, 2006 and 2005, total interest capitalized was $37 million, $30 million, and $77 million, respectively.

8.	Income Taxes

	2007	2006	2005
Income From Continuing Operations Before Income Taxes, Minority Interests and the Cumulative Effect of Accounting Changes
Domestic (including U.S. exports)	$7,344	$4,983	$3,500
Foreign subsidiaries	381	341	311

	$7,725	$5,324	$3,811

Income Tax (Benefit) Provision
Current
Federal	$2,368	$1,612	$1,078
State	303	125	163
Foreign	330	243	221

	3,001	1,980	1,462

Deferred
Federal	(118)	(182)	(253)
State	(9)	39	(35)

	(127)	(143)	(288)

	$2,874	$1,837	$1,174

	September 29, 2007	September 30, 2006
Components of Deferred Tax Assets and Liabilities
Deferred tax assets
Accrued liabilities	$(1,153)	$(1,120)
Foreign subsidiaries	(526)	(674)
Equity-based compensation	(303)	(259)
Other, net	(37)	—

Total deferred tax assets	(2,019)	(2,053)

Deferred tax liabilities
Depreciable, amortizable and other property	3,286	3,470
Licensing revenues	340	404
Leveraged leases	50	96
Other, net	—	88

Total deferred tax liabilities	3,676	4,058

Net deferred tax liability before valuation allowance	1,657	2,005
Valuation allowance	54	54

Net deferred tax liability	$1,711	$2,059

	2007	2006	2005
Reconciliation of Effective Income Tax Rate
Federal income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	2.3	2.0	2.2
Adjustments with respect to prior year tax matters	(1.0)	(0.8)	(3.3)
Foreign sales corporation and extraterritorial income	(0.5)	(2.2)	(2.3)
Repatriation of earnings of foreign subsidiaries	—	—	(0.9)
Other, including tax reserves and related interest	1.4	0.5	0.1

	37.2%	34.5%	30.8%

In 2007 the Company derived tax benefits of $37 million from an exclusion provided under U.S. income tax laws with respect to certain extraterritorial income attributable to foreign trading gross receipts (“FTGRs”). This exclusion was repealed as part of the American Jobs Creation Act of 2004 (the “Act”), which was enacted on October 22, 2004. The Act provides for a phase-out such that the exclusion for the Company’s otherwise qualifying FTGRs generated in fiscal 2005, 2006 and 2007 are limited to approximately 85%, 65% and 15%, respectively. No exclusion is available for transactions originating after the first quarter of fiscal 2007.

The Act also provided for a one-time tax deduction of 85% of certain foreign earnings that were repatriated in fiscal 2005. During the fourth quarter of fiscal 2005, the Company repatriated foreign earnings eligible for this deduction and recorded a tax benefit of $32 million as a result of the reversal of deferred taxes previously provided on these earnings.

The Act made a number of other changes to the income tax laws including the creation of a new deduction relating to qualifying domestic production activities which will affect the Company in the current and future years. The deduction equals three percent of qualifying net income for fiscal 2006 and 2007, six percent for fiscal 2008 through 2010, and nine percent for fiscal 2011 and thereafter. Our tax provisions for fiscal 2007 and fiscal 2006 reflect benefits of $41 million and $25 million, respectively, resulting from this deduction.

As a matter of course, the Company is regularly audited by federal, state and foreign tax authorities. From time to time, these audits result in proposed assessments. At the current time, the Internal Revenue Service continues to examine the Company’s federal income tax returns for 2001 through 2004. During fiscal 2006, the Company settled certain state income tax disputes and released $40 million in related tax reserves that were no longer required. During fiscal 2005, the Company reached settlements with the Internal Revenue Service regarding all assessments proposed with respect to its federal income tax returns for 1996 through 2000, and a settlement with the California Franchise Tax Board regarding assessments proposed with respect to its state tax returns for 1994 through 2003. These favorable settlements resulted in the Company releasing $102 million in tax reserves which were no longer required with respect to the settled matters.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 must be applied to all existing tax positions upon initial adoption. The cumulative effect of applying FIN 48 at adoption is to be reported as an adjustment to beginning retained earnings for the year of adoption. FIN 48 is effective for the Company’s 2008 fiscal year and will result in a reduction of approximately $160 million to beginning retained earnings in fiscal year 2008.

In fiscal years 2007, 2006 and 2005, income tax benefits attributable to equity-based compensation transactions that were allocated to shareholders’ equity amounted to $123 million, $106 million and $64 million, respectively.

9.	Pension and Other Benefit Programs

The Company maintains pension plans and postretirement medical benefit plans covering most of its employees not covered by union or industry-wide plans. Employees hired after January 1, 1994 and ABC employees generally hired after January 1, 1987 are not eligible for postretirement medical benefits. With respect to its qualified defined benefit pension plans, the Company’s policy is to fund, at a minimum, the amount necessary on an actuarial basis to provide for benefits in accordance with the requirements of the Employee Retirement Income Security Act of 1974. Pension benefits are generally based on years of service and/or compensation.

On September 29, 2007, the Company adopted the recognition and disclosure provisions of SFAS 158. SFAS 158 requires the recognition of the overfunded or underfunded status of defined benefit pension and other postretirement plans as an asset or liability in the statement of financial position and changes in that funded status to be recognized in comprehensive income in the year in which the changes occur. The incremental effect of applying SFAS 158 on individual line items to our balance sheet as of September 29, 2007 including tax effects is as follows:

	Prior to adopting SFAS 158	Effect of adopting SFAS 158	As reported under SFAS 158
Investments	$1,008	$(13)	$995
Other non-current assets	1,857	(373)	1,484
Accounts payable and accrued liabilities	(5,926)	(23)	(5,949)
Other long-term liabilities	(3,018)	(6)	(3,024)
Deferred income taxes	(2,727)	154	(2,573)
Accumulated other comprehensive (income) / loss	(104)	261	157

The following chart summarizes the balance sheet impact, as well as the benefit obligations, assets, funded status and assumptions associated with the pension and postretirement medical benefit plans based upon the actuarial valuations prepared as of June 30, 2007 and 2006 (the Plan Measurement Dates).

	Pension Plans				Postretirement Medical Plans
	September 29, 2007		September 30, 2006		September 29, 2007		September 30, 2006
Reconciliation of funded status of the plans and the amounts included in the Company’s Consolidated Balance Sheets:
Projected benefit obligations
Beginning obligations		$(4,705)		$(4,951)		$(936)		$(1,172)
Service cost		(167)		(187)		(26)		(34)
Interest cost		(297)		(256)		(59)		(61)
Actuarial gain / (loss)		(92)		548		(19)		308
Plan amendments and other		(128)		—		—		—
Benefits paid		147		141		29		23

Ending obligations		$(5,242)		$(4,705)		$(1,011)		$(936)

Fair value of plans’ assets
Beginning fair value		$4,181		$3,410		$317		$260
Actual return on plan assets		726		425		57		48
Contributions		428		507		27		32
Benefits paid		(147)		(141)		(29)		(23)
Expenses		(28)		(20)		—		—

Ending fair value		$5,160		$4,181		$372		$317

Funded status of the plans		$(82)		$(524)		$(639)		$(619)
Unrecognized net loss		n/a		692		n/a		12
Unrecognized prior service cost (benefit)		n/a		18		n/a		(16)
Contributions after Plan Measurement Date		4		41		3		4

Net balance sheet impact		$(78)		$227		$(636)		$(619)

Amounts recognized in the balance sheet under SFAS 158:
Non-current assets		$275	$	n/a		$—	$	n/a
Current liabilities		(9)		n/a		(14)		n/a
Non-current liabilities		(344)		n/a		(622)		n/a

		$(78)	$	n/a		$(636)	$	n/a

Amounts recognized in the balance sheet under prior accounting rules
Prepaid benefit cost	$	n/a		$283	$	n/a		$—
Accrued benefit liability		n/a		(253)		n/a		(619)
Additional minimum pension liability adjustment		n/a		197		n/a		—

	$	n/a		$227	$	n/a		$(619)

The components of net periodic benefit cost are as follows:

	Pension Plans			Postretirement Medical Plans
	2007	2006	2005	2007	2006	2005
Service costs	$166	$186	$137	$22	$34	$31
Interest costs	297	256	233	59	61	59
Expected return on plan assets	(302)	(250)	(223)	(21)	(16)	(14)
Amortization of prior year service costs	4	1	1	(1)	(1)	(1)
Recognized net actuarial loss	47	148	59	2	43	32
Special termination benefits	5	—	—	—	—	—

Net periodic benefit cost	$217	$341	$207	$61	$121	$107

Assumptions:
Discount rate	6.35%	6.40%	5.25%	6.35%	6.40%	5.25%
Rate of return on plan assets	7.50%	7.50%	7.50%	7.50%	7.50%	7.50%
Salary increases	4.00%	4.00%	3.75%	n/a	n/a	n/a
Year 1 increase in cost of benefits	n/a	n/a	n/a	9.00%	9.00%	10.00%
Rate of increase to which the cost of benefits is assumed to decline (the ultimate trend rate)	n/a	n/a	n/a	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	n/a	n/a	n/a	2015	2012	2012

Net periodic benefit cost for the current year is based on assumptions determined at the June 30 valuation date of the prior year.

Accumulated other comprehensive loss, before tax, as of September 29, 2007 consists of the following amounts that have not yet been recognized in net periodic benefit cost:

	Pension Plans	Postretirement Medical Plans	Total
Unrecognized prior service credit / (cost)	$(77)	$14	$(63)
Unrecognized net actuarial gain / (loss)	(372)	3	(369)

Total amounts included in accumulated other comprehensive income / (loss)	(449)	17	(432)
Prepaid / (accrued) pension cost	371	(653)	(282)

Net balance sheet impact	$(78)	$(636)	$(714)

Amounts included in accumulated other comprehensive loss, before tax, as of September 29, 2007 that are expected to be recognized as components of net periodic benefit cost during fiscal 2008 are:

	Pension Benefits	Other Postretirement Plans	Total
Prior service credit / (cost)	$(12)	$1	$(11)
Net actuarial gain / (loss)	(25)	(2)	(27)

Total	$(37)	$(1)	$(38)

Plan Funded Status

At September 29, 2007, the Company had pension plans that were underfunded, having accumulated benefit obligations exceeding the fair value of plan assets. The projected benefit obligation, accumulated benefit obligation and aggregate fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $323 million, $283 million and $2 million, respectively, as of September 29, 2007 and $2.1 billion, $1.9 billion and $1.6 billion as of September 30, 2006, respectively.

The Company’s total accumulated pension benefit obligations at September 29, 2007 and September 30, 2006 were $4.8 billion and $4.4 billion, respectively, of which 96.2% and 96.1%, respectively, were vested.

The accumulated postretirement medical benefit obligations and fair value of plan assets for postretirement medical plans with accumulated postretirement medical benefit obligations in excess of plan assets were $1.0 billion and $372 million, respectively, at September 29, 2007 and $936 million and $317 million, respectively, at September 30, 2006.

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

Asset Class	Minimum	Maximum
Equity Securities	40%	60%
Debt Securities	25%	35%
Alternative Investments	10%	30%
Cash	0%	5%

Alternative investments include venture capital funds, private equity funds and real estate, among other investments.

The Company’s defined benefit plans asset mix at the Plan Measurement Dates is as follows:

Asset Class	June 30, 2007	June 30, 2006
Equity Securities	55%	54%
Debt Securities	27%	25%
Alternative Investments	13%	13%
Cash	5%	8%

Total	100%	100%

Equity securities include 2.8 million shares of Company common stock or $97 million (2% of total plan assets) and $84 million (2% of total plan assets) at September 29, 2007 and September 30, 2006, respectively.

The cash allocation exceeded the policy range limit on June 30, 2006, due to a $314 million employer contribution into the plans in June 2006, which was invested over time.

Plan Contributions

During fiscal 2007, the Company contributed $390 million and $26 million to its pension and postretirement medical plans, respectively, which included discretionary contributions above the minimum requirements for the pension plans. Based on current actuarial projections, the Company anticipates that the funded status of the pension plans will be sufficient so that the Company will not be required to make additional contributions during fiscal 2008 under the funding regulations associated with the Pension Protection Act of 2006 (PPA). However, final funding requirements for fiscal 2008 will be determined based on our January 1, 2008 funding actuarial valuation. Additionally, the Company may also choose to make discretionary contributions above the minimum requirements. The Company anticipates contributing approximately $30 million to post retirement medical and other pension plans not subject to the PPA.

Estimated Future Benefit Payments

The following table presents estimated future benefit payments for the next ten fiscal years:

	Pension Plans	Post Retirement Medical Plans (1)
2008	$181	$29
2009	198	31
2010	216	33
2011	233	36
2012	252	38
2013 – 2017	1,597	235

(1)	Estimated future benefit payments are net of expected Medicare subsidy receipts of $53 million over the next ten fiscal years.

Assumptions

Certain actuarial assumptions, such as the discount rate, long-term rate of return on plan assets and the healthcare cost trend rate, have a significant effect on the amounts reported for net periodic benefit cost as well as the related benefit obligation amounts.

Discount Rate — The assumed discount rate for pension and postretirement medical plans reflects the market rates for high-quality corporate bonds currently available. The Company’s discount rate was determined by considering the average of pension yield curves constructed of a large population of high quality corporate bonds. The resulting discount rate reflects the matching of plan liability cash flows to the yield curves.

Long-term rate of return on plan assets — The long-term rate of return on plan assets represents an estimate of long-term returns on an investment portfolio consisting of a mixture of equities, fixed income and alternative investments. When determining the long-term rate of return on plan assets, the Company considers long-term rates of return on the asset classes (both historical and forecasted) in which the Company expects the pension funds to be invested. The following long-term rates of return by asset class were considered in setting the long-term rate of return on plan assets assumption:

Equity Securities	8% – 10%
Debt Securities	4% – 7%
Alternative Investments	8% – 20%

Healthcare cost trend rate — The Company reviews external data and its own historical trends for healthcare costs to determine the healthcare cost trend rates for the postretirement medical benefit plans. For the 2007 actuarial valuation, we assumed a 9.0% annual rate of increase in the per capita cost of covered healthcare claims with the rate decreasing in even increments over eight years until reaching 5.0%.

A one percentage point (ppt) change in the key assumptions would have the following effects on the projected benefit obligations as of September 29, 2007 and on cost for fiscal 2008:

	Pension and Postretirement Medical Plans			Postretirement Medical Plans
	Discount Rate		Expected Long- Term Rate of Return On Assets	Assumed Healthcare Cost Trend Rate
Increase/ (decrease)	Net Periodic Pension and Postretirement Medical Cost	Projected Benefit Obligations	Net Periodic Pension and Postretirement Cost	Net Periodic Postretirement Medical Cost	Accumulated Benefit Obligations
1 ppt decrease	$122	$999	$51	$(25)	$(146)
1 ppt increase	(74)	(849)	(51)	26	184

Multi-employer Plans

The Company participates in various multi-employer pension plans under union and industry-wide agreements. In 2007, 2006 and 2005, the contributions to these plans, which are generally expensed as incurred, were $54 million, $51 million and $37 million, respectively.

Defined Contribution Plans

The Company has savings and investment plans that allow eligible employees to allocate up to 20% of their salary through payroll deductions depending on the plan in which the employee participates. The Company matches 50% of the employee’s pre-tax contributions, up to plan limits. In 2007, 2006 and 2005, the costs of these plans were $42 million, $39 million and $35 million, respectively.

10.	Shareholders’ Equity

As of the filing date of this report, the Board of Directors had not yet declared a dividend related to fiscal 2007. The Company paid a $637 million dividend ($0.31 per share) during the second quarter of fiscal 2007 related to fiscal 2006. The Company paid a $519 million dividend ($0.27 per share) during the second quarter of fiscal 2006 related to fiscal 2005; and paid a $490 million dividend ($0.24 per share) during the second quarter of fiscal 2005 related to fiscal 2004.

During fiscal 2007, the Company repurchased 202 million shares of Disney common stock for $6.9 billion. During fiscal 2006, the Company repurchased 243 million shares of Disney common stock for $6.9 billion. During fiscal 2005, the Company repurchased 91 million shares of Disney common stock for $2.4 billion. On May 1, 2007, the Board of Directors of the Company increased the share repurchase authorization to a total of 400 million shares. As of September 29, 2007, the Company had remaining authorization in place to repurchase approximately 323 million additional shares. The repurchase program does not have an expiration date.

The par value of the Company’s outstanding common stock totaled approximately $26 million.

The Company also has 1.0 billion shares of Internet Group stock at $.01 par value authorized. No shares are issued and outstanding.

11.	Equity-Based Compensation

Under various plans, the Company may grant stock options and other equity-based awards to executive, management, and creative personnel. The Company’s approach to long-term incentive compensation contemplates awards of stock options and restricted stock units (RSUs).

Stock options are generally granted at exercise prices equal to or exceeding the market price at the date of grant. Effective in January 2003, options became exercisable ratably over a four-year period from the grant date, while options granted prior to January 2003 generally vest ratably over five years. Effective in the second quarter of 2005, options granted generally expire seven years after the grant date, while options granted prior to the second quarter of 2005 generally expire ten years after the date of grant. At the discretion of the Compensation Committee of the Company’s Board of Directors, options can occasionally extend up to 15 years after date of grant. Restricted stock units generally vest 50% on each of the second and fourth anniversaries of the grant date. Certain RSUs awarded to senior executives vest based upon the achievement of performance conditions. Stock options and RSUs are forfeited by employees who terminate prior to vesting. Shares available for future option and RSU grants at September 29, 2007 totaled 54 million. The Company satisfies stock option exercises and vesting of RSUs with newly issued shares.

Each year, during the second quarter, the Company awards stock options and restricted stock units to a broad-based group of management and creative personnel (the Annual Grant). Prior to the fiscal 2006 Annual Grant, the fair value of options granted was estimated on the grant date using the Black-Scholes option pricing model. Beginning with the fiscal 2006 Annual Grant, the Company has changed to the binomial valuation model. The binomial valuation model considers certain characteristics of fair value option pricing that are not considered under the Black-Scholes model. Similar to the Black-Scholes model, the binomial valuation model takes into account variables such as volatility, dividend yield, and the risk-free interest rate. However, the binomial valuation model also considers the expected exercise multiple (the multiple of exercise price to grant price at which exercises are expected to occur on average) and the termination rate (the probability of a vested option being cancelled due to the termination of the option holder) in computing the value of the option. Accordingly, the Company believes that the binomial valuation model should produce a fair value that is more representative of the value of an employee option.

The weighted average expected option term assumption used by the Company for grants during fiscal 2006 (prior to the fiscal 2006 Annual Grant) and fiscal 2005 reflected the application of the simplified method set out in SEC Staff Accounting Bulletin No. 107 (SAB 107). The simplified method defines the expected term of an option as the average of the contractual term of the options and the weighted average vesting period for all option tranches.

In fiscal years 2007, 2006 and 2005, the weighted average assumptions used in the option-pricing models were as follows:

	2007 (1)	2006 (1)	2005 (2)
Risk-free interest rate	4.5%	4.3%	3.7%
Expected term (years) (3)	4.61	5.09	4.75
Expected volatility	26%	26%	27%
Dividend yield	0.79%	0.79%	0.79%
Termination rate	7.4%	4.0%	n/a
Exercise multiple	1.38	1.48	n/a

(1)	Commencing with the 2006 Annual Grant, the Company utilized the binomial valuation model.
(2)	The Company utilized the Black-Scholes model during fiscal 2005.
(3)	The expected term assumption is included for fiscal 2005 during which we utilized the Black-Scholes model. Under the binomial model, expected term is not an input assumption.

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

The impact of stock options and RSUs on income and cash flow from continuing operations for fiscal 2007, 2006 and 2005 was as follows:

	2007	2006	2005
Stock option compensation expense	$213	$241	$248
RSU compensation expense	158	132	122

	371	373	370
Equity-based compensation plan modification charge (1)	48	—	—

Total equity-based compensation expense (2)(3)	419	373	370
Tax impact	(155)	(138)	(137)

Reduction in net income	$264	$235	$233

Reduction in cash flow from continuing operating activities	$116	$133	$24
Increase in cash flow from continuing financing activities	116	133	24

(1)

In anticipation of the ABC Radio transaction, the Company needed to determine whether employee equity-based compensation awards would be adjusted for the dilutive impact of the transaction on the employee awards. Certain of the Company’s plans required such adjustments to be made on an equitable basis. All other plans permitted such adjustments to be made. In order to treat all employees consistently with respect to the ABC Radio transaction (and other similar future transactions), the Company amended the plans such that all plans require equitable adjustments for such transactions. In connection with these amendments, the Company was required to record a non-cash charge of $48 million in the first quarter of fiscal 2007 representing the estimated fair value of this modification with respect to vested equity-based employee compensation awards. The estimated fair value of the modification with respect to unvested awards remaining at September 29, 2007 is $14 million and will be expensed over the vesting period of these awards.

(2)	Excludes amounts related to discontinued operations of $6 million, $9 million and $10 million in 2007, 2006 and 2005, respectively.

(3)

Equity-based compensation expense is net of capitalized equity-based compensation and includes amortization of previously capitalized equity-based compensation costs. Capitalized equity-based compensation totaled $103 million, $52 million and $18 million in 2007, 2006 and 2005, respectively.

The following table summarizes information about stock option transactions (shares in millions):

	2007		2006		2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	212	$25.85	212	$27.06	221	$26.50
Awards granted in Pixar acquisition	—	—	44	15.04	—	—
Awards forfeited	(5)	27.71	(7)	28.34	(7)	25.99
Awards granted	25	34.22	24	25.33	19	27.91
Awards exercised	(53)	24.52	(56)	21.42	(18)	20.22
Awards expired/cancelled	(2)	56.00	(5)	56.91	(3)	34.83

Outstanding at end of year	177	27.36	212	25.85	212	27.06

Exercisable at end of year	108	27.07	130	27.57	142	28.47

The following tables summarize information about stock options vested and expected to vest at September 29, 2007 (shares in millions):

	Vested
Range of Exercise Prices	Number of Options	Weighted Average Exercise Price	Weighted Averaged Remaining Years of Contractual Life
$ 0 — $ 15	12	$9.00	3.9
$ 16 — $ 20	11	17.83	5.9
$ 21 — $ 25	30	23.36	5.0
$ 26 — $ 30	27	29.16	3.5
$ 31 — $ 35	16	33.44	2.0
$ 36 — $ 40	7	39.04	1.8
$ 41 — $ 45	3	42.21	3.0
$ 46 — $365	2	116.11	2.4

	108

	Expected to Vest
Range of Exercise Prices	Number of Options (1)	Weighted Average Exercise Price	Weighted Averaged Remaining Years of Contractual Life
$ 0 — $ 15	4	$12.17	5.1
$ 16 — $ 20	3	19.31	7.6
$ 21 — $ 25	16	24.71	6.8
$ 26 — $ 30	17	27.78	7.4
$ 31 — $ 35	19	34.24	7.9

	59

(1)	Number of options expected to vest are net of estimated forfeitures.

The following table summarizes information about RSU transactions (shares in millions):

	2007		2006		2005
	Restricted Stock Units	Weighted Average Grant-Date Fair Value	Restricted Stock Units	Weighted Average Grant-Date Fair Value	Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested at beginning of year	23	$25.74	15	$26.04	9	$22.58
Awards granted in Pixar acquisition	—	—	1	29.09	—	—
Granted	12	34.22	11	24.83	9	27.98
Vested	(6)	26.20	(2)	24.57	(2)	25.30
Forfeited	(2)	27.78	(2)	25.87	(1)	20.34

Unvested at end of year	27	29.01	23	25.74	15	26.04

RSUs representing 1.4 million shares, 2.2 million shares and 1.3 million shares that vest based upon the achievement of certain performance conditions were granted in 2007, 2006 and 2005, respectively. Approximately 4.2 million of the unvested RSUs as of September 29, 2007, vest upon the achievement of performance conditions.

The weighted average grant-date fair values of options granted during 2007, 2006 and 2005 were $9.27, $7.26 and $7.71, respectively. The total intrinsic value (market value on date of exercise less exercise price) of options exercised and RSUs vested during 2007, 2006 and 2005 totaled $735 million, $506 million, and $198 million, respectively. The aggregate intrinsic values of stock options vested and expected to vest at September 29, 2007 were $948 million and $399 million, respectively.

As of September 29, 2007, there was $435 million of unrecognized compensation cost related to unvested stock options and $340 million related to unvested RSUs. That cost is expected to be recognized over a weighted-average period of 1.8 years for stock options and RSUs.

Cash received from option exercises for 2007, 2006 and 2005 was $1.3 billion, $1.1 billion and $370 million, respectively. Tax benefits realized from tax deductions associated with option exercises and RSU activity for 2007, 2006 and 2005 totaled $267 million, $180 million and $69 million, respectively.

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

12.	Detail of Certain Balance Sheet Accounts

	September 29, 2007	September 30, 2006
Current receivables
Accounts receivable	$4,724	$4,451
Other	424	368
Allowance for doubtful accounts	(116)	(112)

	$5,032	$4,707

Other current assets
Prepaid expenses	$446	$624
Other	104	119

	$550	$743

Parks, resorts and other property, at cost
Attractions, buildings and improvements	$14,857	$14,209
Leasehold improvements	500	497
Furniture, fixtures and equipment	11,272	10,746
Land improvements	3,631	3,391

	30,260	28,843
Accumulated depreciation	(15,145)	(13,781)
Projects in progress	1,147	913
Land	1,171	1,192

	$17,433	$17,167

Intangible assets
Copyrights	$357	$355
Other amortizable intangible assets	255	134
Accumulated amortization	(143)	(110)

Net amortizable intangible assets	469	379
FCC licenses	897	1,400
Trademarks	1,108	1,108
Other indefinite lived intangible assets	20	20

	$2,494	$2,907

Other non-current assets
Receivables	$571	$500
Pension related assets	275	283
Other prepaid expenses	120	25
Other	518	499

	$1,484	$1,307

Accounts payable and other accrued liabilities
Accounts payable	$3,996	$4,006
Payroll and employee benefits	1,290	1,229
Other	663	682

	$5,949	$5,917

Other long-term liabilities
Deferred revenues	$369	$323
Capital lease obligations	274	292
Program licenses and rights	288	224
Participation and residual liabilities	239	265
Pension and postretirement medical plan liabilities	966	872
Other	888	1,155

	$3,024	$3,131

13.	Financial Instruments

Interest Rate Risk Management

The Company is exposed to the impact of interest rate changes primarily through its borrowing activities. The Company’s objective is to mitigate the impact of interest rate changes on earnings and cash flows and on the market value of its investments and borrowings. In accordance with its policy, the Company maintains its fixed rate debt expressed as a percentage of its net debt between a minimum and maximum percentage.

The Company typically uses pay-floating and pay-fixed interest rate swaps to facilitate its interest rate risk management activities. Pay-floating swaps effectively convert fixed rate medium and long-term obligations to variable rate instruments indexed to LIBOR. Pay-floating swap agreements in place at year-end expire in 1 to 15 years. Pay-fixed swaps effectively convert floating rate obligations to fixed rate instruments. The pay-fixed swaps in place at year-end expire in 1 to 9 years. As of September 29, 2007 and September 30, 2006 respectively, the Company held $157 million and $192 million notional value of pay-fixed swaps that do not qualify as hedges. The changes in market values of all swaps that do not qualify as hedges have been included in earnings.

The impact of hedge ineffectiveness was not significant for fiscal 2007, 2006 and 2005. The net amount of deferred gains in AOCI from interest rate risk management transactions was $1 million and $5 million at September 29, 2007 and September 30, 2006 respectively.

Foreign Exchange Risk Management

The Company transacts business globally and is subject to risks associated with changing foreign exchange rates. The Company’s objective is to reduce earnings and cash flow fluctuations associated with foreign exchange rate changes thereby enabling management to focus attention on core business issues and challenges.

The Company enters into various contracts that change in value as foreign exchange rates change to protect the value of its existing foreign currency assets, liabilities, firm commitments and forecasted but not firmly committed foreign currency transactions. The Company uses option strategies and forward contracts to hedge forecasted transactions. In accordance with policy, the Company hedges its forecasted foreign currency transactions for periods generally not to exceed five years within an established minimum and maximum range of annual exposure. The Company uses forward contracts to hedge foreign currency assets, liabilities and firm commitments. The gains and losses on these contracts offset changes in the U.S. dollar equivalent value of the related forecasted transaction, asset, liability or firm commitment. The principal currencies hedged are the Euro, British pound, Japanese yen and Canadian dollar. Cross-currency swaps are used to effectively convert foreign currency- denominated borrowings to U.S. dollars.

Mark to market gains and losses on contracts hedging forecasted foreign currency transactions are initially recorded to AOCI and are reclassified to current earnings when the hedged transactions are realized, offsetting changes in the value of the foreign currency transactions. At September 29, 2007 and September 30, 2006, the Company had pre-tax deferred gains of $114 million and $106 million, respectively, and pre-tax deferred losses of $170 million and $60 million, respectively, related to cash flow hedges on forecasted foreign currency transactions.

Deferred amounts to be recognized in earnings will change with market conditions and will be substantially offset by changes in the value of the related hedged transactions. Deferred losses recorded in AOCI for contracts that will mature in the next twelve months totaled $106 million. The Company reclassified after-tax gains of $34 million and losses of $6 million from AOCI to earnings during fiscal 2007 and 2006, respectively. These losses were offset by changes in the U.S. dollar equivalent value of the items being hedged.

During fiscal 2007 and 2006, the Company recorded the change in fair market value related to fair value hedges and the ineffectiveness related to cash flow hedges to earnings. The amounts of hedge ineffectiveness on cash flow hedges were not material for fiscal 2007, fiscal 2006 and fiscal 2005. The total impact of foreign exchange risk management activities on operating income in 2007, 2006 and 2005 were losses of $139 million, $27 million, and $168 million, respectively. The net losses from these hedges offset changes in the U.S. dollar equivalent value of the related exposures being hedged.

Fair Value of Financial Instruments

At September 29, 2007 and September 30, 2006, the Company’s financial instruments included cash, cash equivalents, investments, receivables, accounts payable, borrowings, and interest rate and foreign exchange risk management contracts.

At September 29, 2007 and September 30, 2006, the fair values of cash and cash equivalents, receivables and accounts payable approximated the carrying values. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on broker quotes or quoted market prices or interest rates for the same or similar instruments and the related carrying amounts are as follows:

	2007		2006
Asset/(Liability)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Investments	$101	$101	$87	$87
Borrowings	(15,172)	(15,594)	(13,525)	(13,837)
Risk management contracts:
Foreign exchange forwards	$(98)	$(98)	$49	$49
Foreign exchange options	(1)	(1)	1	1
Interest rate swaps	25	25	32	32
Cross-currency swaps	—	—	1	1

Credit Concentrations

The Company continually monitors its positions with, and the credit quality of, the financial institutions that are counterparties to its financial instruments and does not anticipate nonperformance by the counterparties.

The Company would not realize a material loss as of September 29, 2007 in the event of nonperformance by any single counterparty. The Company enters into transactions only with financial institution counterparties that have a credit rating of A- or better. The Company’s current policy regarding agreements with financial institution counterparties is generally to require collateral in the event credit ratings fall below A- or in the event aggregate exposures exceed limits as defined by contract. In addition, the Company limits the amount of investment credit exposure with any one institution.

The Company’s trade receivables and investments do not represent a significant concentration of credit risk at September 29, 2007 due to the wide variety of customers and markets into which the Company’s products are sold, their dispersion across geographic areas, and the diversification of the Company’s portfolio among issuers.

14.	Commitments and Contingencies

Commitments

The Company has various contractual commitments for the purchase of broadcast rights for sports, feature films and other programming, aggregating approximately $22.8 billion, including approximately $1.1 billion for available programming as of September 29, 2007, and approximately $19.2 billion related to sports programming rights, primarily NFL, NBA, NASCAR, MLB and College Football.

The Company has entered into operating leases for various real estate and equipment needs, including retail outlets and distribution centers for consumer products, broadcast equipment, and office space for general and administrative purposes. Rental expense for the operating leases during 2007, 2006, and 2005, including common-area maintenance and contingent rentals, was $482 million, $455 million, and $482 million, respectively.

The Company also has contractual commitments under various creative talent and employment agreements including obligations to actors, producers, sports personnel, television and radio personalities, and executives.

Contractual commitments for broadcast programming rights, future minimum lease payments under non-cancelable operating leases, and creative talent and other commitments totaled $28.6 billion at September 29, 2007, payable as follows:

	Broadcast Programming	Operating Leases	Other	Total
2008	$4,436	$327	$1,100	$5,863
2009	3,016	276	703	3,995
2010	3,041	236	459	3,736
2011	2,863	196	847	3,906
2012	3,121	167	785	4,073
Thereafter	6,310	648	82	7,040

	$22,787	$1,850	$3,976	$28,613

The Company has certain non-cancelable capital leases primarily for land and broadcast equipment, which had gross carrying values of $465 million and $466 million at September 29, 2007 and September 30, 2006, respectively. Accumulated amortization primarily for broadcast equipment under capital lease totaled $127 million and $108 million at September 29, 2007 and September 30, 2006, respectively. Future payments under these leases as of September 29, 2007 are as follows:

2008	$39
2009	39
2010	37
2011	38
2012	37
Thereafter	594

Total minimum obligations	$784
Less amount representing interest	(492)

Present value of net minimum obligations	292
Less current portion	(18)

Long-term portion	$274

Contractual Guarantees

The Company has guaranteed certain special assessment and water/sewer revenue bonds issued by the Celebration Community Development District and the Enterprise Community Development District (collectively, the Districts). The bond proceeds were used by the Districts to finance the construction of infrastructure improvements and the water and sewer system in the mixed-use, residential community of Celebration, Florida. As of September 29, 2007, the remaining debt service obligation guaranteed by the Company was $66 million, of which $43 million was principal. The Company is responsible to satisfy any shortfalls in debt service payments, debt service and maintenance reserve funds, and to ensure compliance with specified rate covenants. To the extent that the Company has to fund payments under its guarantees, the districts have an obligation to reimburse the Company from District revenues.

The Company has also guaranteed certain bond issuances by the Anaheim Public Authority that were used by the City of Anaheim to finance construction of infrastructure and a public parking facility adjacent to the Disneyland Resort. Revenues from sales, occupancy and property taxes from the Disneyland Resort and non-Disney hotels are used by the City of Anaheim to repay the bonds. In the event of a debt service shortfall, the Company will be responsible to fund the shortfall. As of September 29, 2007, the remaining debt service obligation guaranteed by the Company was $386 million, of which $103 million was principal. To the extent that tax revenues exceed the debt service payments in subsequent periods, the Company would be reimbursed for any previously funded shortfalls.

To date, tax revenues have exceeded the debt service payments for both the Celebration and Anaheim bonds.

ESPN STAR Sports, a joint-venture in which ESPN owns a 50% equity interest, has an agreement for global programming rights to International Cricket Council Events from 2007 through 2015. Under the terms of the agreement, ESPN and the other joint-venture partner have jointly guaranteed the programming rights obligation of $1.0 billion over the remaining term of the agreement.

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

On October 19, 2006, the parties stipulated to SSI’s filing its Fourth Amended Answer and Counterclaims (Fourth Amended Answer) seeking (a) to invalidate the Hunt termination notice, (b) to terminate the Company’s rights vis-à-vis SSI, and (c) damages in excess of two billion dollars, among other relief. That stipulation also provided that Hunt and the Company need not respond to the Fourth Amended Answer until the conclusion of two events: the state court appeal in Stephen Slesinger, Inc. v. The Walt Disney Company, and the trial in the District Court on the validity of the Hunt termination notice. SSI then sought to withdraw both the Fourth Amended Answer and its stipulation, but on November 3, 2006, the District Court denied that request. SSI’s motion for summary judgment on the validity of Hunt’s 2002 attempt to recapture E. H. Shepard’s rights was granted on February 15, 2007, and thereafter, on March 27, 2007, the District Court dismissed as moot all claims against Hunt and three of SSI’s counterclaims against the Company related to the Company’s agreements with Milne and Hunt concerning the termination and disposition of their rights. In a related development, on January 23, 2007, and on August 22, 2007, SSI initiated proceedings in the United States Patent and Trademark Office (PTO) seeking, among other things, cancellation of certain Pooh trademark registrations. On February 22, 2007, the PTO suspended the first proceeding on the grounds that the relief sought is effectively duplicative of that sought in the Fourth Amended Answer, and on October 2, 2007, the Company moved to suspend the second proceeding on the same ground.

Stephen Slesinger, Inc. v. The Walt Disney Company. In this lawsuit, filed on February 27, 1991, in the Los Angeles County Superior Court, the plaintiff claims that a Company subsidiary defrauded it and breached a 1983 licensing agreement with respect to certain Winnie the Pooh properties, by failing to account for and pay royalties on revenues earned from the sale of Winnie the Pooh movies on videocassette and from the exploitation of Winnie the Pooh merchandising rights. The plaintiff seeks damages for the licensee’s alleged breaches as well as confirmation of the plaintiff’s interpretation of the licensing agreement with respect to future activities. The plaintiff also seeks the right to terminate the agreement on the basis of the alleged breaches. If each of the plaintiff’s claims were to be confirmed in a final judgment, damages as argued by the plaintiff could total as much as several hundred million dollars and adversely impact the value to the Company of any future exploitation of the licensed rights. On March 29, 2004, the Court granted the Company’s motion for terminating sanctions against the plaintiff for a host of discovery abuses, including the withholding, alteration, and theft of documents and other information, and, on April 5, 2004, dismissed plaintiff’s case with prejudice. On September 25, 2007, the California Court of Appeal affirmed the dismissal, and on November 5, 2007, plaintiff filed a petition seeking review by the California Supreme Court.

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

QUARTERLY FINANCIAL SUMMARY

(In millions, except per share data)

(unaudited)	Q1	Q2	Q3	Q4
2007 (1)(2)
Revenues	$9,581	$7,954	$9,045	$8,930
Income from continuing operations	1,676	919	1,196	883
Net income	1,701	931	1,178	877
Earnings per share from continuing operations:
Diluted	$0.78	$0.43	$0.58	$0.44
Basic	0.81	0.45	0.60	0.46
Earnings per share:
Diluted	$0.79	$0.44	$0.57	$0.44
Basic	0.83	0.46	0.59	0.45

2006 (1)(3)(4)
Revenues	$8,713	$7,908	$8,474	$8,652
Income from continuing operations	713	724	1,095	772
Net income	734	733	1,125	782
Earnings per share from continuing operations:
Diluted	$0.36	$0.37	$0.51	$0.36
Basic	0.37	0.38	0.53	0.37
Earnings per share:
Diluted	$0.37	$0.37	$0.53	$0.36
Basic	0.38	0.38	0.54	0.38

(1)

During fiscal 2007, the Company concluded the spin-off of the ABC Radio business and now reports ABC Radio as discontinued operations for all periods presented (see Note 3 to the Consolidated Financial Statements for further discussion).

(2)

Results for the first quarter of fiscal 2007 include gains from the sales of E! Entertainment and Us Weekly ($0.31 per diluted share) and an equity-based compensation plan modification charge ($0.01 per diluted share).

(3)	Results for the third quarter of fiscal 2006 include a net benefit associated with the completion of the Pixar acquisition ($0.01 per diluted share).

(4)	Results for the first quarter of fiscal 2006 include gains on sales of a Spanish cable equity investment and Discover Magazine ($0.02 per diluted share).