Form 10-Q
period 2007-12-29
WALT DISNEY CO/
filed 2008-02-05
CIK 1001039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 29, 2007	Commission File Number 1-11605

Incorporated in Delaware	I.R.S. Employer Identification
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

Yes   X                No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer	X	Accelerated filer	__

Non-accelerated filer (do not check if smaller reporting company)	__	Smaller reporting company	__

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes                      No  X

There were 1,883,005,437 shares of common stock outstanding as of February 1, 2008.

PART I.  FINANCIAL INFORMATION

Item 1:  Financial Statements

THE WALT DISNEY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited; in millions, except per share data)

	Quarter Ended
	December 29, 2007	December 30, 2006
Revenues	$10,452	$9,581

Costs and expenses	(8,419)	(7,907)

Gains on sales of equity investments	—	1,052

Net interest expense	(123)	(157)

Equity in the income of investees	123	121

Income from continuing operations before income taxes and minority interests	2,033	2,690

Income taxes	(759)	(1,009)

Minority interests	(24)	(5)

Income from continuing operations	1,250	1,676

Discontinued operations, net of tax	—	25

Net income	$1,250	$1,701

Diluted earnings per share:
Earnings per share, continuing operations	0.63	0.78
Earnings per share, discontinued operations	—	0.01

Earnings per share	$0.63	$0.79

Basic earnings per share:
Earnings per share, continuing operations	0.66	0.81
Earnings per share, discontinued operations	—	0.01

Earnings per share (1)	$0.66	$0.83

Weighted average number of common and common equivalent shares outstanding:
Diluted	1,989	2,148

Basic	1,904	2,059

(1)	Total earnings per share may not equal the sum of the column due to rounding.

See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited; in millions, except per share data)

	December 29, 2007	September 29, 2007
ASSETS
Current assets
Cash and cash equivalents	$3,414	$3,670
Receivables	6,994	5,032
Inventories	731	641
Television costs	689	559
Deferred income taxes	862	862
Other current assets	578	550

Total current assets	13,268	11,314

Film and television costs	4,942	5,123
Investments	1,030	995
Parks, resorts and other property, at cost
Attractions, buildings and equipment	30,649	30,260
Accumulated depreciation	(15,541)	(15,145)

	15,108	15,115
Projects in progress	1,076	1,147
Land	1,172	1,171

	17,356	17,433

Intangible assets, net	2,480	2,494
Goodwill	22,070	22,085
Other assets	1,626	1,484

	$62,772	$60,928

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and other accrued liabilities	$7,084	$5,949
Current portion of borrowings	2,945	3,280
Unearned royalties and other advances	2,354	2,162

Total current liabilities	12,383	11,391

Borrowings	12,785	11,892
Deferred income taxes	2,225	2,573
Other long-term liabilities	3,672	3,024
Minority interests	1,327	1,295
Commitments and contingencies
Shareholders’ equity
Preferred stock, $.01 par value
Authorized – 100 million shares, Issued – none	—	—
Common stock, $.01 par value
Authorized – 3.6 billion shares, Issued – 2.6 billion shares at December 29, 2007 and September 29, 2007	24,419	24,207
Retained earnings	25,248	24,805
Accumulated other comprehensive loss	(139)	(157)

	49,528	48,855
Treasury stock, at cost, 669.0 million shares at December 29, 2007 and 637.8 million shares at September 29, 2007	(19,148)	(18,102)

	30,380	30,753

	$62,772	$60,928

See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in millions)

	Quarter Ended
	December 29, 2007	December 30, 2006
OPERATING ACTIVITIES OF CONTINUING OPERATIONS
Net income	$1,250	$1,701
Income from discontinued operations	—	(25)
Depreciation and amortization	385	374
Gains on sales of equity investments	—	(1,052)
Deferred income taxes	(46)	(92)
Equity in the income of investees	(123)	(121)
Cash distributions received from equity investees	119	82
Minority interests	24	5
Net change in film and television costs	216	286
Equity-based compensation	103	138
Other	(4)	47
Changes in operating assets and liabilities:
Receivables	(1,990)	(1,553)
Inventories	(34)	24
Other assets	(17)	77
Accounts payable and other accrued liabilities	188	(335)
Income taxes	591	936

Cash provided by continuing operations	662	492

INVESTING ACTIVITIES OF CONTINUING OPERATIONS
Investments in parks, resorts and other property	(249)	(245)
Proceeds from sales of equity investments	—	1,530
Other	(75)	(49)

Cash (used) provided by continuing investing activities	(324)	1,236

FINANCING ACTIVITIES OF CONTINUING OPERATIONS
Commercial paper borrowings, net	(402)	(173)
Borrowings	854	103
Reduction of borrowings	(117)	(1,135)
Repurchases of common stock	(1,045)	(957)
Exercise of stock options and other	116	425

Cash used by continuing financing activities	(594)	(1,737)

CASH FLOW OF DISCONTINUED OPERATIONS
Net cash provided by operating activities of discontinued operations	—	24
Net cash used in investing activities of discontinued operations	—	—
Net cash provided by financing activities of discontinued operations	—	11

(Decrease) / increase in cash and cash equivalents	(256)	26
Cash and cash equivalents, beginning of period	3,670	2,411

Cash and cash equivalents, end of period	$3,414	$2,437

See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

1.	Principles of Consolidation

These Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, normal recurring adjustments considered necessary for a fair presentation have been reflected in these Condensed Consolidated Financial Statements. Operating results for the quarter ended December 29, 2007 are not necessarily indicative of the results that may be expected for the year ending September 27, 2008. Certain reclassifications have been made in the prior year financial statements to conform to the current year presentation.

These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended September 29, 2007.

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

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

	Quarter Ended
	December 29, 2007	December 30, 2006
Revenues (1)(2) :
Media Networks	$4,169	$3,786
Parks and Resorts	2,772	2,489
Studio Entertainment	2,641	2,633
Consumer Products	870	673

	$10,452	$9,581

Segment operating income (1)(2) :
Media Networks	$908	$708
Parks and Resorts	505	405
Studio Entertainment	514	603
Consumer Products	322	234

	$2,249	$1,950

(1)

The Studio Entertainment segment receives royalties on Consumer Products sales of merchandise based on certain Studio film properties. This intersegment revenue and operating income was $54 million and $47 million for the quarters ended December 29, 2007 and December 30, 2006, respectively.

(2)

Beginning with the first quarter fiscal 2008 financial statements, the Company began reporting Hyperion Publishing in the Media Networks segment. Previously, Hyperion Publishing had been reported in the Consumer Products segment. Prior-period amounts (which are not material) have been reclassified to conform to the current-year presentation.

A reconciliation of segment operating income to income before income taxes and minority interests is as follows:

	Quarter Ended
	December 29, 2007	December 30, 2006
Segment operating income	$2,249	$1,950
Corporate and unallocated shared expenses	(93)	(107)
Equity-based compensation plan modification charge	—	(48)
Gains on sales of equity investments	—	1,052
Net interest expense	(123)	(157)

Income from continuing operations before income taxes and minority interests	$2,033	$2,690

3.	Acquisitions and Dispositions

On August 1, 2007, the Company acquired all of the outstanding shares of Club Penguin Entertainment, Inc. (Club Penguin), a Canadian company that operates clubpenguin.com, an online virtual world for children. The purchase price included upfront cash consideration of approximately $350 million and additional consideration of up to $350 million that may be paid if Club Penguin achieves predefined earnings targets for calendar years 2008 and 2009. We are in the process of finalizing the valuation of the assets acquired and liabilities assumed.

On June 12, 2007, the Company completed the spin-off of its wholly-owned subsidiary, ABC Radio Holdings, Inc., and its merger into a subsidiary of Citadel Broadcasting Corporation (Citadel). Prior to the spin-off, the Company consolidated its ABC Radio business, consisting of 22 large-market radio

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

stations and the ABC Radio Network businesses, under ABC Radio Holdings, Inc. The transaction did not include the Company’s ESPN Radio or Radio Disney network and station businesses. Fiscal 2007 results of the ABC Radio business have been reported as discontinued operations.

On November 21, 2006, in connection with the execution of new long-term agreements for the provision of programming to cable service provider Comcast Corporation (Comcast), the Company sold its 39.5% interest in E! Entertainment Television (E!) to Comcast (which owned the remainder of the interest in E!) for $1.23 billion, which resulted in a pre-tax gain of $780 million ($487 million after-tax). On October 2, 2006, the Company sold its 50% stake in Us Weekly for $300 million, which resulted in a pre-tax gain of $272 million ($170 million after-tax). These gains are reported in “Gains on sales of equity investments” in the Condensed Consolidated Statement of Income.

4.	Borrowings

During the quarter ended December 29, 2007, the Company’s borrowing activity was as follows:

	September 29, 2007	Additions	Payments	Other Activity	December 29, 2007
Commercial paper borrowings	$2,686	$—	$(402)	$—	$2,284
U.S. medium-term notes	6,340	750	(60)	(1)	7,029
Convertible senior notes	1,323	—	—	—	1,323
European medium-term notes	163	—	—	—	163
Capital Cities/ABC debt	181	—	—	(1)	180
Film financing	355	87	(57)	—	385
Other (1)	541	4	(37)	169	677
Euro Disney borrowings (2)	2,476	—	—	89	2,565
Hong Kong Disneyland borrowings	1,107	13	—	4	1,124

Total	$15,172	$854	$(556)	$260	$15,730

(1)	The increase in other activity was primarily due to the purchase of land for a Disney Vacation Club resort in Hawaii.

(2)	The increase in other activity was primarily due to foreign currency translations as a result of the weakening of the U.S. dollar against the Euro.

5.	Euro Disney and Hong Kong Disneyland

The Company has a 51% effective ownership interest in the operations of Euro Disney and a 43% ownership interest in the operations of Hong Kong Disneyland which are both consolidated under the provisions of FIN 46R, Consolidation of Variable Interest Entities.

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

The following table presents a condensed consolidating balance sheet for the Company as of December 29, 2007, reflecting the impact of consolidating the balance sheets of Euro Disney and Hong Kong Disneyland.

	Before Euro Disney and Hong Kong Disneyland Consolidation	Euro Disney, Hong Kong Disneyland and Adjustments	Total
Cash and cash equivalents	$2,934	$480	$3,414
Other current assets	9,554	300	9,854

Total current assets	12,488	780	13,268
Investments	1,769	(739)	1,030
Fixed assets	12,467	4,889	17,356
Other assets	31,065	53	31,118

Total assets	$57,789	$4,983	$62,772

Current portion of borrowings	$2,529	$416	$2,945
Other current liabilities	8,881	557	9,438

Total current liabilities	11,410	973	12,383
Borrowings	9,512	3,273	12,785
Deferred income taxes and other long-term liabilities	5,724	173	5,897
Minority interest	763	564	1,327
Shareholders’ equity	30,380	—	30,380

Total liabilities and shareholders’ equity	$57,789	$4,983	$62,772

The following table presents a condensed consolidating income statement of the Company for the quarter ended December 29, 2007, reflecting the impact of consolidating the income statements of Euro Disney and Hong Kong Disneyland.

	Before Euro Disney and Hong Kong Disneyland Consolidation	Euro Disney, Hong Kong Disneyland and Adjustments	Total
Revenues	$9,877	$575	$10,452
Cost and expenses	(7,897)	(522)	(8,419)
Net interest expense	(80)	(43)	(123)
Equity in the income of investees	132	(9)	123

Income from continuing operations before income taxes and minority interests	2,032	1	2,033
Income taxes	(759)	—	(759)
Minority interests	(23)	(1)	(24)

Net income	$1,250	$—	$1,250

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

The following table presents a condensed consolidating cash flow statement of the Company for the quarter ended December 29, 2007, reflecting the impact of consolidating the cash flow statements of Euro Disney and Hong Kong Disneyland.

	Before Euro Disney and Hong Kong Disneyland Consolidation	Euro Disney, Hong Kong Disneyland and Adjustments	Total
Cash provided (used) by operations	$756	$(94)	$662
Investments in parks, resorts and other property	(206)	(43)	(249)
Other investing activities	(75)	—	(75)
Cash provided (used) by financing activities	(607)	13	(594)

Decrease in cash and cash equivalents	(132)	(124)	(256)
Cash and cash equivalents, beginning of period	3,066	604	3,670

Cash and cash equivalents, end of period	$2,934	$480	$3,414

6.	Pension and Other Benefit Programs

The components of net periodic benefit cost are as follows:

	Pension Plans		Postretirement Medical Plans
	Quarter Ended		Quarter Ended
	December 29, 2007	December 30, 2006	December 29, 2007	December 30, 2006
Service cost	$45	$42	$5	$6
Interest cost	81	74	16	15
Expected return on plan assets	(89)	(76)	(6)	(5)
Recognized net actuarial loss	9	13	—	—

Net periodic benefit cost	$46	$53	$15	$16

During the quarter ended December 29, 2007, the Company did not make any material contributions to its pension and post-retirement medical plans. Based on current actuarial projections, the Company anticipates that the funded status of the pension plans will be sufficient so that the Company will not be required to make contributions during fiscal 2008 under the funding regulations associated with the PPA. However, final funding requirements for fiscal 2008 will be determined based on our funding actuarial valuation as of January 1, 2008 which will be completed later in the fiscal year. Additionally, the Company may choose to make discretionary contributions above the minimum requirements. The Company anticipates contributing approximately $30 million during fiscal 2008 to post-retirement medical and other pension plans not subject to the PPA.

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

7.	Earnings Per Share

Diluted earnings per share amounts are based upon the weighted average number of common and common equivalent shares outstanding during the period and are calculated using the treasury stock method for equity-based compensation awards and assuming conversion of the Company’s convertible senior notes. For the quarters ended December 29, 2007 and December 30, 2006, options for 39 million and 32 million shares, respectively, were excluded from the diluted earnings per share calculation as they were anti-dilutive. A reconciliation of income from continuing operations and weighted average number of common and common equivalent shares outstanding for calculating diluted earnings per share is as follows:

	Quarter Ended
	December 29, 2007	December 30, 2006
Income from continuing operations	$1,250	$1,676
Interest expense on convertible senior notes (net of tax)	5	5

	$1,255	$1,681

Shares (in millions):
Weighted average number of common shares outstanding (basic)	1,904	2,059
Weighted average dilutive impact of equity-based compensation awards	40	44
Assumed conversion of convertible senior notes	45	45

Weighted average number of common and common equivalent shares outstanding (diluted)	1,989	2,148

8.	Shareholders’ Equity

The Company declared a $664 million dividend ($0.35 per share) on November 28, 2007 related to fiscal 2007, which was paid on January 11, 2008 to shareholders of record on December 7, 2007. The Company paid a $637 million dividend ($0.31 per share) during the second quarter of fiscal 2007 related to fiscal 2006.

During the quarter ended December 29, 2007, the Company repurchased 31 million shares of Disney common stock for $1.0 billion. As of December 29, 2007, the Company had remaining authorization in place to repurchase approximately 292 million additional shares, of which the Company repurchased 14 million shares for $434 million subsequent to quarter-end through February 1, 2008. The repurchase program does not have an expiration date.

The Company received proceeds of $107 million from the exercise of 5 million stock options during the quarter ended December 29, 2007.

The Company also has 1.0 billion shares of Internet Group stock at $.01 par value authorized. No shares are issued and outstanding.

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

9.	Comprehensive Income

Comprehensive income (loss), net of tax, is as follows:

	Quarter Ended
	December 29, 2007	December 30, 2006
Net income	$1,250	$1,701
Market value adjustments for investments and hedges	11	(12)
Pension and postretirement medical adjustments	5	—
Foreign currency translation and other	2	27

Comprehensive income	$1,268	$1,716

Accumulated other comprehensive income (loss), net of tax, is as follows:

	December 29, 2007	September 29, 2007
Market value adjustments for investments and hedges	$ (31)	$ (42)
Unrecognized pension and postretirement medical expense	(274)	(279)
Foreign currency translation and other	166	164

Accumulated other comprehensive loss	$ (139)	$ (157)

10.	Equity-Based Compensation

The impact of stock options and restricted stock units (RSUs) on income from continuing operations is as follows:

	Quarter Ended
	December 29, 2007	December 30, 2006
Stock option compensation expense	$60	$55
RSU compensation expense	43	35

	103	90
Equity-based compensation plan modification charge (1)	—	48

Total equity-based compensation expense	$103	$138

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

Unrecognized compensation cost related to unvested stock options and RSUs totaled approximately $382 million and $344 million, respectively, as of December 29, 2007.

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

In January 2008, the Company made stock compensation grants, which included its regular annual grant, consisting of 26 million stock options and 10 million RSUs, of which 2 million RSUs included market-based and/or performance conditions.

The weighted average grant date fair values (which were determined using the binomial valuation model) of options granted during the quarters ended December 29, 2007 and December 30, 2006, were $9.96 and $8.94, respectively.

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

Stephen Slesinger, Inc. v. The Walt Disney Company. In this lawsuit, filed on February 27, 1991, in the Los Angeles County Superior Court, the plaintiff claims that a Company subsidiary defrauded it and breached a 1983 licensing agreement with respect to certain Winnie the Pooh properties, by failing to account for and pay royalties on revenues earned from the sale of Winnie the Pooh movies on videocassette and from the exploitation of Winnie the Pooh merchandising rights. The plaintiff seeks damages for the licensee’s alleged breaches as well as confirmation of the plaintiff’s interpretation of the licensing agreement with respect to future activities. The plaintiff also seeks the right to terminate the agreement on the basis of the alleged breaches. If each of the plaintiff’s claims were to be confirmed in a final judgment, damages as argued by the plaintiff could total as much as several hundred million dollars and adversely impact the value to the Company of any future exploitation of the licensed rights. On March 29, 2004, the Court granted the Company’s motion for terminating sanctions against the plaintiff for a host of discovery abuses, including the withholding, alteration, and theft of documents and other information, and, on April 5, 2004, dismissed plaintiff’s case with prejudice. On September 25, 2007, the California Court of Appeal affirmed the dismissal, and on January 3, 2008, plaintiff’s petition for review by the California Supreme Court was denied.

The Company, together with, in some instances, certain of its directors and officers, is a defendant or co-defendant in various other legal actions involving copyright, breach of contract and various other claims incident to the conduct of its businesses. Management does not expect the Company to suffer any material liability by reason of such actions.

Contractual Guarantees

The Company has guaranteed certain special assessment and water/sewer revenue bonds issued by the Celebration Community Development District and the Enterprise Community Development District (collectively, the Districts). The bond proceeds were used by the Districts to finance the construction of infrastructure improvements and the water and sewer system in the mixed-use, residential community of Celebration, Florida. As of December 29, 2007, the remaining debt service obligation guaranteed by the Company was $64 million, of which $43 million was principal. The Company is responsible for satisfying any shortfalls in debt service payments, debt service and maintenance reserve funds, and for ensuring compliance with specified rate covenants. To the extent that the Company has to fund payments under its guarantees, the Districts have an obligation to reimburse the Company from future District revenues.

The Company has also guaranteed certain bond issuances by the Anaheim Public Authority that were used by the City of Anaheim to finance construction of infrastructure and a public parking facility adjacent to the Disneyland Resort. Revenues from sales, occupancy and property taxes from the Disneyland Resort and non-Disney hotels are used by the City of Anaheim to repay the bonds. In the event of a debt service shortfall, the Company is responsible for satisfying the shortfall. As of December 29, 2007, the remaining debt service obligation guaranteed by the Company was $386 million, of which $103 million was principal. To the extent that subsequent tax revenues exceed the debt service payments in subsequent periods, the Company would be reimbursed for any shortfalls it funded.

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

As a matter of course, the Company is regularly audited by federal, state and foreign tax authorities. From time to time, these audits result in proposed assessments. The Company believes that its tax positions comply with applicable tax law, and that the amounts recorded in the financial statements are appropriate and in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). See Note 13 below for more detailed information on FIN 48.

13.	New Accounting Pronouncements

EITF 07-1

In December 2007, the FASB issued Emerging Issues Task Force Issue No. 07-1, Accounting for Collaborative Arrangements (EITF 07-1). EITF 07-1 defines collaborative arrangements and establishes accounting and reporting requirements for transactions between participants in the arrangement and with third parties. A collaborative arrangement is a contractual arrangement that involves a joint operating activity, for example an agreement to co-produce and distribute a motion picture with another studio. EITF 07-1 is effective for the Company’s 2010 fiscal year. The Company is currently assessing the potential effect of EITF 07-1 on its financial statements.

FIN 48

In July 2006, the FASB issued FIN 48. FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.

The Company adopted FIN 48 at the beginning of fiscal year 2008. Applying FIN 48 to all existing tax positions upon adoption resulted in reductions of $143 million and $13 million to opening retained earnings and minority interests, respectively.

As of the beginning of fiscal 2008, the Company had unrecognized tax benefits – that is, the aggregate tax effect of differences between tax return positions and the benefits recognized in our financial statements – totaling $630 million which does not include accrued interest on tax exposures and is not reduced for offsetting benefits in other tax jurisdictions. Of this amount, $352 million, if recognized, would reduce our income tax expense and effective tax rate after giving effect to offsetting benefits from other tax jurisdictions.

As of the beginning of fiscal 2008, the Company had accrued $137 million in interest related to unrecognized tax benefits and additional interest of $12 million was accrued during the current quarter. The Company has accrued no penalties to date. The Company’s policy is to report interest and penalties as a component of income tax expense.

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

The Internal Revenue Service is currently examining the Company’s income tax returns for fiscal years 2001 through 2004. The Company is also subject to state and local and foreign tax audits. In California certain issues from the 1997-99 audit cycle remain unresolved and in New York matters from 1990 through 1995 are currently on appeal before the state’s highest court. With the exception of these matters, the Company is no longer subject to examination in any of its major state or foreign tax jurisdictions for years prior to 2000.

In the next twelve months, it is reasonably possible that tax controversy matters including the Internal Revenue Service examination of fiscal years 2001 through 2004, the California issues from the 1997-99 audit cycle, and the New York matters from 1990 through 1995 mentioned above as well as a California examination of fiscal years 2004 and 2005, could be resolved which would reduce our unrecognized tax benefits by $204 million either because our tax positions are sustained or because we agree to their disallowance. It is also reasonably possible that this reduction could be partially offset by new matters arising during the same period. The resolution of the aforementioned matters is not expected to have a significant impact on the Company’s results of operations.

SFAS 141R

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, Business Combinations (SFAS 141R), which replaces SFAS 141, Business Combinations. SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration, and certain acquired contingencies. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R will be applicable prospectively to business combinations beginning in the Company’s 2010 fiscal year.

SFAS 160

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51 (SFAS 160). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary. SFAS 160 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. SFAS 160 is effective for the Company’s 2010 fiscal year. Upon adoption of SFAS 160, the Company will be required to report its noncontrolling interests as a separate component of shareholders’ equity. The Company will also be required to present net income allocable to the noncontrolling interests and net income attributable to the shareholders of the Company separately in its consolidated statements of income. Currently, noncontrolling interests (minority interests) are reported as a liability in the Company’s statement of financial position and the related income attributable to minority interests is reflected as an expense in arriving at net income. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively.

SFAS 159

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 gives the Company the irrevocable option to carry most financial assets and liabilities at fair value, with changes in fair value recognized in earnings. SFAS 159 is effective for the Company’s 2009 fiscal year. The Company is currently assessing the potential effect of SFAS 159 on its financial statements.

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

SFAS 158

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS 158). This statement requires recognition of the overfunded or underfunded status of defined benefit pension and other postretirement plans as an asset or liability in the statement of financial position and changes in that funded status to be recognized in comprehensive income in the year in which the changes occur. SFAS 158 also requires measurement of the funded status of a plan as of the end of the fiscal year. The Company adopted the recognition provision of SFAS 158 in fiscal year 2007. The Company has not yet adopted the measurement date provisions which are not effective until fiscal year 2009.

SFAS 157

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS 157 is effective for the Company’s 2009 fiscal year. The Company is currently assessing the potential effect of SFAS 157 on its financial statements.

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

Overview

Seasonality

Business Segment Results

Other Financial Information

Financial Condition

Commitments and Contingencies

Other Matters

Market Risk

OVERVIEW

Our summary consolidated results are presented below:

	Quarter Ended		Change
(in millions, except per share data)	December 29, 2007	December 30, 2006
Revenues	$10,452	$9,581	9%
Costs and expenses	(8,419)	(7,907)	6%
Gains on sales of equity investments	—	1,052	nm
Net interest expense	(123)	(157)	(22)%
Equity in the income of investees	123	121	2%

Income from continuing operations before income taxes and minority interests	2,033	2,690	(24)%
Income taxes	(759)	(1,009)	(25)%
Minority interests	(24)	(5)	nm

Income from continuing operations	1,250	1,676	(25)%
Discontinued operations, net of tax	—	25	nm

Net income	$1,250	$1,701	(27)%

Diluted earnings per share	$0.63	$0.79	(20)%

Quarter Results

Revenues for the quarter increased 9%, or $871 million to $10.5 billion, net income decreased by 27% to $1.3 billion and diluted earnings per share decreased by 20% to $0.63.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)

Results for the prior-year quarter included the net favorable impact of the items summarized below (amounts in millions, except per share data):

Favorable / (unfavorable) impact	Quarter ended December 30, 2006
	Pre-Tax	Net Income	Diluted EPS
Gain on sale of equity investment in E! Entertainment Television	$780	$487	$0.23
Gain on sale of equity investment in Us Weekly	272	170	0.08
Income from the discontinued operations of the ABC Radio business	42	25	0.01
Equity-based compensation plan modification charge	(48)	(30)	(0.01)

Total (1)	$1,046	$652	$0.30

(1)	Total diluted earnings per share impact does not equal the sum of the column due to rounding.

Diluted earnings per share decreased for the quarter due to the prior-year gains and other items detailed above, partially offset by growth at the operating segments and a decrease in weighted average shares outstanding. Earnings growth at the operating segments was primarily due to higher affiliate and advertising revenues at our cable businesses, increased primetime advertising revenue at the ABC Television Network, higher guest spending and theme park attendance at Walt Disney World and Disneyland Resort Paris, improved performance of our film productions in theatrical markets and strong sales of licensed products and self-published video games at Consumer Products. These increases were partially offset by lower DVD sales and higher programming and production costs at our cable businesses.

SEASONALITY

The Company’s businesses are subject to the effects of seasonality. Consequently, the operating results for the quarter ended December 29, 2007 for each business segment, and for the Company as a whole, are not necessarily indicative of results to be expected for the full year.

Media Networks revenues are subject to seasonal advertising patterns and changes in viewership levels. In general, advertising revenues are somewhat higher during the fall and somewhat lower during the summer months. Affiliate revenues are typically collected ratably throughout the year. Certain affiliate revenues at ESPN are deferred until annual programming commitments are met, and these commitments are typically satisfied during the second half of the Company’s fiscal year which generally results in higher revenue recognition during that period.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)

BUSINESS SEGMENT RESULTS

The Company evaluates the performance of its operating segments based on segment operating income, which is shown below along with segment revenues:

	Quarter Ended		Change
	December 29, 2007	December 30, 2006
(in millions)
Revenues:
Media Networks	$4,169	$3,786	10%
Parks and Resorts	2,772	2,489	11%
Studio Entertainment	2,641	2,633	—
Consumer Products	870	673	29%

	$10,452	$9,581	9%

Segment operating income:
Media Networks	$908	$708	28%
Parks and Resorts	505	405	25%
Studio Entertainment	514	603	(15)%
Consumer Products	322	234	38%

	$2,249	$1,950	15%

The following table reconciles segment operating income to income from continuing operations before income taxes and minority interests:

	Quarter Ended		Change
	December 29, 2007	December 30, 2006
(in millions)
Segment operating income	$2,249	$1,950	15%
Corporate and unallocated shared expenses	(93)	(107)	(13)%
Equity-based compensation plan modification charge	—	(48)	nm
Gains on sales of equity investments	—	1,052	nm
Net interest expense	(123)	(157)	(22)%

Income from continuing operations before income taxes and minority interests	$2,033	$2,690	(24)%

Depreciation expense from continuing operations is as follows:

	Quarter Ended		Change
	December 29, 2007	December 30, 2006
(in millions)
Media Networks
Cable Networks	$22	$21	5%
Broadcasting	25	22	14%

Total Media Networks	47	43	9%

Parks and Resorts
Domestic	198	199	(1)%
International	82	74	11%

Total Parks and Resorts	280	273	3%

Studio Entertainment	9	11	(18)%
Consumer Products	5	5	—
Corporate	30	33	(9)%

Total depreciation expense from continuing operations	$371	$365	2%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)

Media Networks

The following table provides supplemental revenue and segment operating income detail for the Media Networks segment:

	Quarter Ended		Change
	December 29, 2007	December 30, 2006
(in millions)
Revenues:
Cable Networks	$2,412	$2,136	13%
Broadcasting	1,757	1,650	6%

	$4,169	$3,786	10%

Segment operating income:
Cable Networks	$586	$461	27%
Broadcasting	322	247	30%

	$908	$708	28%

Revenues

Media Networks revenues increased 10%, or $383 million, to $4.2 billion, consisting of a 13% increase, or $276 million, at the Cable Networks and a 6% increase, or $107 million, at Broadcasting.

Increased Cable Networks revenues were due to growth of $138 million from cable and satellite operators, $126 million in advertising revenues and $12 million in other revenues. Revenues from cable and satellite operators are generally derived from fees charged on a per subscriber basis, and the increase in the current quarter was due to contractual rate increases and subscriber growth primarily at ESPN and, to a lesser extent, subscriber growth at the international Disney Channels and higher contractual rates at the domestic Disney Channels and ABC Family. These increases were partially offset by higher deferrals of revenue at ESPN due to annual programming commitments. Higher advertising revenue reflected the addition of NASCAR programming at ESPN and, to a lesser extent, increases at ABC Family primarily due to higher rates. The increase in other revenues was driven by DVD sales of High School Musical 2.

Certain of the Company’s existing contracts with cable and satellite operators include annual programming commitments. In these cases, revenue subject to the commitment is deferred until the annual commitments are satisfied which generally results in revenue shifting from the first half of the year to the second half. During the quarter, the Company deferred revenues of $234 million related to these commitments, which are expected to be recognized in the second half of the fiscal year, compared to $181 million in the prior-year quarter. The increase in deferred revenue was primarily due to a full period of deferral in the current quarter for a contract that was signed mid-way through the first quarter of the prior year.

Increased Broadcasting revenues were primarily due to higher primetime advertising revenue at the ABC Television Network and higher sales of our own productions. The increase in primetime advertising revenues at the ABC Television Network was due to higher advertising rates and sold inventory, partially offset by the impact of lower ratings. Increased sales of our own productions reflected higher domestic syndication, DVD and international sales. Key titles included Extreme Makeover Home Edition, Lost and Ugly Betty.

Costs and Expenses

Costs and expenses at Media Networks, which consist primarily of programming rights costs, production costs, participation costs, distribution and marketing expenses, labor costs, and general and administrative costs, increased 6%, or $189 million, reflecting a 9% increase, or $157 million, at the Cable Networks, and a 2% increase, or $32 million, at Broadcasting. The increase at Cable Networks was

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)

primarily due to increased programming and production costs at ESPN driven by the addition of NASCAR and also higher programming and other costs at the international and domestic Disney Channels. This increase was partially offset by the absence of Major League Baseball programming costs at ABC Family Channel. The increase at Broadcasting was primarily due to higher production cost amortization due to increased sales of our own productions and a more expensive primetime series mix at the ABC Television Network in the current quarter.

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

Segment Operating Income

Segment operating income increased 28%, or $200 million, to $908 million for the quarter due to an increase of 27%, or $125 million, at the Cable Networks and an increase of 30%, or $75 million, at Broadcasting. The increase at the Cable Networks was primarily due to growth at ABC Family and the domestic Disney Channels. The increase at Broadcasting was primarily due to higher primetime advertising revenue at the ABC Television Network.

On November 5, 2007, members of the Writers Guild of America commenced a work stoppage. See Risk Factors on page 36 for further information regarding the impact of the work stoppage.

Parks and Resorts

Revenues

Parks and Resorts revenues increased 11%, or $283 million, to $2.8 billion due to increases of $141 million at our domestic resorts and $142 million at our international resorts.

Domestic Parks and Resorts

At our domestic parks and resorts, revenue growth was primarily due to an increase at Walt Disney World driven by increased guest spending, theme park attendance, vacation club ownership sales and hotel occupancy. Increased guest spending was due to higher average ticket prices and increased food, beverage and merchandise spending.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)

The following table presents attendance, per capita theme park guest spending and hotel statistics for our domestic properties:

	East Coast		West Coast		Total Domestic
	Quarter Ended		Quarter Ended		Quarter Ended
	December 29, 2007	December 30, 2006	December 29, 2007	December 30, 2006	December 29, 2007	December 30, 2006
Parks (Increase/decrease)
Attendance	4%	3%	1%	(5) %	3%	0%
Per Capita Guest Spending	3%	7%	2%	(1) %	3%	4%
Hotels
Occupancy	89%	85%	91%	94%	89%	86%
Available Room Nights (in thousands)	2,136	2,143	200	202	2,336	2,345
Per Room Guest Spending	$ 218	$ 217	$ 321	$ 286	$ 227	$ 223

Per room guest spending consists of the average daily hotel room rate as well as guest spending on food, beverage and merchandise at the hotels.

International Parks and Resorts

At our international parks and resorts, revenue growth was primarily due to an increase at Disneyland Resort Paris and, to a lesser extent, Hong Kong Disneyland Resort. Revenue growth at Disneyland Resort Paris was due to the favorable impact of foreign currency translation, as a result of the weakening of the U.S. dollar against the Euro, and higher theme park attendance, guest spending, real estate sales and hotel occupancy. Increased guest spending was primarily due to higher average daily room rates and increased food and beverage spending. At Hong Kong Disneyland Resort, revenue growth was primarily due to higher theme park attendance.

Costs and Expenses

Costs and expenses, which consist principally of labor, depreciation, costs of merchandise, food and beverage sold, marketing and sales expense, repairs and maintenance and entertainment, increased 9%, or $183 million. The increase in costs and expenses was due primarily to increases at Disneyland Resort Paris and Walt Disney World. The increase at Disneyland Resort Paris was primarily due to the unfavorable impact of foreign currency translation, as a result of the weakening of the U.S. dollar against the Euro, and higher real estate cost of sales. The increase at Walt Disney World was driven by volume-related expenses, labor cost inflation and new guest offerings.

Segment Operating Income

Segment operating income increased 25%, or $100 million, to $505 million reflecting increases at Walt Disney World and Disneyland Resort Paris and improved performance at Hong Kong Disneyland Resort.

Studio Entertainment

Revenues

Revenues were essentially flat at $2.6 billion compared to the prior-year quarter as a decrease of $216 million in domestic home entertainment was largely offset by increases of $158 million in worldwide theatrical distribution and $52 million in music distribution.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)

The increase in worldwide theatrical distribution revenues was primarily due to the strong performance of current quarter titles including Enchanted, National Treasure: Book of Secrets and Game Plan in the domestic and international markets, and the strong performance internationally of Ratatouille as compared to the prior-year quarter, which included Déjà Vu, The Santa Clause 3 and The Guardian in the domestic and international markets. The revenue growth in music distribution was driven by the strong performance of the Hannah Montana concert tour and High School Musical CDs.

Lower domestic home entertainment revenues were primarily due to a decline in unit sales reflecting the performance of current quarter titles, including Pirates of the Caribbean: At World’s End, Ratatouille and Jungle Book Platinum release, as compared to the strong performance in the prior-year quarter of Pirates of the Caribbean: Dead Man’s Chest, Cars and Little Mermaid Platinum release.

Costs and Expenses

Costs and expenses, which consist primarily of production cost amortization, distribution and marketing expenses, product costs and participation costs, increased 5%, or $97 million primarily due to increases in worldwide theatrical distribution and worldwide home entertainment.

The increase in worldwide theatrical distribution costs was driven by higher distribution expenses associated with the current quarter releases and higher production cost amortization driven by Ratatouille which was in wide release in international markets in the current quarter compared to Cars which was at the end of its international release in the prior-year quarter. These increases were partially offset by lower film cost write-downs.

Higher costs and expenses in worldwide home entertainment were primarily due to increased distribution expenses driven by higher marketing costs in international markets, partially offset by a decrease domestically due to lower unit sales.

Segment Operating Income

Segment operating income decreased 15%, or $89 million, to $514 million primarily due to a decrease in domestic home entertainment partially offset by increases in worldwide theatrical distribution and music distribution.

On November 5, 2007, members of the Writers Guild of America commenced a work stoppage. See Risk Factors on page 36 for further information regarding the impact of the work stoppage.

Consumer Products

Revenues

Revenues for the quarter increased 29%, or $197 million, to $870 million, primarily due to increases of $118 million at Disney Interactive Studios and $64 million at Merchandise Licensing. Growth at Disney Interactive Studios was primarily due to the success of new self-published titles based on High School Musical and Hannah Montana. Growth at Merchandise Licensing was due to higher earned royalties across multiple product categories, led by the strong performance of Hannah Montana and High School Musical merchandise.

Costs and Expenses

Costs and expenses, which consist primarily of cost of sales, salaries and benefits, marketing, and video game development, increased 25%, or $109 million, to $548 million, due to higher cost of sales and video game development costs at Disney Interactive Studios.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)

Operating Income

Segment operating income increased 38%, or $88 million, to $322 million, primarily due to higher earned revenues at Merchandise Licensing and increased unit sales of self-published titles at Disney Interactive Studios.

OTHER FINANCIAL INFORMATION

Corporate and Unallocated Shared Expenses

Corporate and unallocated shared expenses decreased 13%, from $107 million to $93 million, driven by a gain on the sale of an asset.

Net Interest Expense

Net interest expense is as follows:

	Quarter Ended		Change
(in millions)	December 29, 2007	December 30, 2006
Interest expense	$(216)	$(188)	15%
Interest and investment income	93	31	nm

Net interest expense	$(123)	$(157)	(22)%

The increase in interest expense for the quarter was primarily due to higher average debt balances.

Interest and investment income for the quarter increased due to a gain on the sale of an investment and a recovery in connection with the Company’s leveraged lease investment with Delta Air Lines which had been written off previously.

Income Taxes

The effective income tax rate for the quarter was 37.3% compared to 37.5% in the prior-year quarter.

Minority Interests

Minority interest expense increased from $5 million to $24 million for the quarter due to the impact of improved performance at Disneyland Resort Paris. The minority interest impact is determined on income after royalties, financing costs and income taxes.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)

FINANCIAL CONDITION

The change in cash and cash equivalents is as follows:

	Quarter Ended		Change
(in millions)	December 29, 2007	December 30, 2006
Cash provided by continuing operations	$662	$492	$170
Cash (used) provided by continuing investing activities	(324)	1,236	(1,560)
Cash used by continuing financing activities	(594)	(1,737)	1,143
Cash flows from discontinued operations	—	35	(35)

(Decrease)/increase in cash and cash equivalents	$(256)	$26	$(282)

Operating Activities

Cash provided by continuing operations increased by $170 million to $662 million primarily due to higher segment operating income and the timing of payments for accounts payable and accrued expenses, partially offset by the timing of accounts receivable collections.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)

The Company’s film and television production and programming activity for the quarter ended December 29, 2007 and December 30, 2006 are as follows:

	Quarter Ended
(in millions)	December 29, 2007	December 30, 2006
Beginning balances:
Production and programming assets	$5,682	$5,650
Programming liabilities	(1,210)	(1,118)

	4,472	4,532

Spending:
Film and television production	850	758
Broadcast programming	1,348	1,423

	2,198	2,181

Amortization:
Film and television production	(1,022)	(1,037)
Broadcast programming	(1,392)	(1,430)

	(2,414)	(2,467)

Change in film and television production and programming costs	(216)	(286)
Other non-cash activity	12	17

Ending balances:
Production and programming assets	5,632	5,651
Programming liabilities	(1,364)	(1,388)

	$4,268	$4,263

Investing Activities

Cash used by continuing investing activities during the quarter ended December 29, 2007 of $324 million was primarily due to $249 million of investments in parks, resorts and other property. During the quarters ended December 29, 2007 and December 30, 2006, investments in parks, resorts and other properties were as follows:

	Quarter Ended
(in millions)	December 29, 2007	December 30, 2006
Media Networks	$31	$30
Parks and Resorts
Domestic	133	117
International	43	62

Total Parks and Resorts	176	179

Studio Entertainment	25	19
Consumer Products	10	6
Corporate	7	11

	$249	$245

Capital expenditures for the Parks and Resorts segment are principally for new rides and attractions and recurring capital improvements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)

Financing Activities

Cash used by continuing financing activities during the quarter ended December 29, 2007 of $594 million primarily reflected share repurchases, partially offset by net proceeds from borrowings and proceeds from the exercise of stock options.

During the quarter ended December 29, 2007, the Company’s borrowing activity was as follows:

	September 29, 2007	Additions	Payments	Other Activity	December 29, 2007
Commercial paper borrowings	$2,686	$—	$(402)	$—	$2,284
U.S. medium-term notes	6,340	750	(60)	(1)	7,029
Convertible senior notes	1,323	—	—	—	1,323
European medium-term notes	163	—	—	—	163
Capital Cities/ABC debt	181	—	—	(1)	180
Film financing	355	87	(57)	—	385
Other (1)	541	4	(37)	169	677
Euro Disney borrowings (2)	2,476	—	—	89	2,565
Hong Kong Disneyland borrowings	1,107	13	—	4	1,124

Total	$15,172	$854	$(556)	$260	$15,730

(1)	The increase in other activity was primarily due to the purchase of land for a Disney Vacation Club resort in Hawaii.

(2)	The increase in other activity was primarily due to foreign currency translations as a result of the weakening of the U.S. dollar against the Euro.

The Company’s bank facilities as of December 29, 2007 were as follows:

	Committed Capacity	Capacity Used	Unused Capacity
(in millions)
Bank facilities expiring 2010	$2,250	$—	$2,250
Bank facilities expiring 2011	2,250	218	2,032

Total	$4,500	$218	$4,282

These bank facilities allow for borrowings at LIBOR-based rates plus a spread, which depends on the Company’s public debt rating and can range from 0.175% to 0.75%. As of December 29, 2007, the Company had not borrowed under these bank facilities. The Company also has the ability to issue up to $800 million of letters of credit under the facility expiring in 2011, which if utilized, reduces available borrowings under this facility. As of December 29, 2007, $218 million of letters of credit had been issued under this facility.

The Company may use commercial paper borrowings up to the amount of its unused bank facilities, in conjunction with term debt issuance and operating cash flow, to retire or refinance other borrowings before or as they come due.

The Company declared a $664 million dividend ($0.35 per share) on November 28, 2007 related to fiscal 2007, which was paid on January 11, 2008 to shareholders of record on December 7, 2007. The Company paid a $637 million dividend ($0.31 per share) during the second quarter of fiscal 2007 related to fiscal 2006.

During the quarter ended December 29, 2007, the Company repurchased 31 million shares of Disney common stock for $1.0 billion. As of December 29, 2007, the Company had remaining authorization in place to repurchase approximately 292 million additional shares, of which the Company

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)

repurchased 14 million shares for $434 million subsequent to quarter-end through February 1, 2008. The repurchase program does not have an expiration date.

We believe that the Company’s financial condition is strong and that its cash balances, other liquid assets, operating cash flows, access to debt and equity capital markets and borrowing capacity, taken together, provide adequate resources to fund ongoing operating requirements and future capital expenditures related to the expansion of existing businesses and development of new projects. However, the Company’s operating cash flow and access to the capital markets can be impacted by macroeconomic factors outside of its control. In addition to macroeconomic factors, the Company’s borrowing costs can be impacted by short and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on the Company’s performance as measured by certain credit metrics such as interest coverage and leverage ratios. As of December 29, 2007, Moody’s Investors Service’s long and short-term debt ratings for the Company were A2 and P-1, respectively, with stable outlook; and Standard & Poor’s long and short-term debt ratings for the Company were A and A-1, respectively, with stable outlook. The Company’s bank facilities contain only one financial covenant, relating to interest coverage, which the Company met on December 29, 2007, by a significant margin. The Company’s bank facilities also specifically exclude certain entities, such as Euro Disney and Hong Kong Disneyland, from any representations, covenants or events of default.

Prior to November 14, 2007, Hong Kong Disneyland’s commercial term loan and revolving credit facility agreement contained semi-annual financial performance covenants and had a final maturity of October 26, 2015. In anticipation of the prospect that the covenants would not be met as of the September 29, 2007 measurement date, effective November 14, 2007, the agreement was amended to remove the financial performance covenants, shorten the maturity of the loan to September 30, 2008 and decrease the amount of the revolving credit facility from HK$1 billion (approximately $129 million) to HK$800 million (approximately $103 million). The commercial term loan had a balance of approximately $282 million (excluding accrued interest), and the revolving credit facility had a balance of approximately $13 million, as of December 29, 2007.

To support operating needs in the near term, the Company agreed to waive management fees for fiscal 2008 and fiscal 2009 and defer royalties for those years, with payment of the deferred royalties dependent upon the future operating performance of Hong Kong Disneyland. Hong Kong Disneyland expects to need additional sources of financing to meet its financial and development needs at and beyond the maturity of the commercial loan and revolving credit facility and is currently engaged in discussions with the Company and Hong Kong Disneyland’s majority shareholder (the Government of the Hong Kong Special Administrative Region) regarding financing arrangements to assist in meeting these needs. The Company expects that such financing likely would include additional investment by the Company.

Euro Disney has covenants under its debt agreements that limit its investment and financing activities. Beginning with fiscal year 2006, Euro Disney has also been required to meet financial performance covenants that necessitated improvements to its operating margin. As a result of revenue growth in excess of increases in costs and expenses during fiscal year 2007, Euro Disney was in compliance with these covenants for fiscal 2007. There can be no assurance that these covenants will be met for any particular measurement period in the future. To the extent that conditions are such that the covenants appear unlikely to be met, management would pursue measures to meet the covenants or would seek to obtain waivers from the debt holders.

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

OTHER MATTERS

Accounting Policies and Estimates

We believe that the application of the following accounting policies, which are important to our financial position and results of operations, require significant judgments and estimates on the part of management. For a summary of our significant accounting policies, including the accounting policies discussed below, see Note 2 to the Consolidated Financial Statements in the 2007 Annual Report on Form 10-K.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)

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

Revenue Recognition

The Company has revenue recognition policies for its various operating segments that are appropriate to the circumstances of each business. See Note 2 to the Consolidated Financial Statements in the 2007 Annual Report on Form 10-K for a summary of these revenue recognition policies.

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

Pension and Postretirement Medical Plan Actuarial Assumptions

The Company’s pension and postretirement medical benefit obligations and related costs are calculated using a number of actuarial assumptions. Two critical assumptions, the discount rate and the expected return on plan assets, are important elements of expense and/or liability measurement. We evaluate these critical assumptions annually. Refer to the 2007 Annual Report on Form 10-K for estimated impacts of changes in these assumptions. Other assumptions include the healthcare cost trend rate and

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(continued)

employee demographic factors such as retirement patterns, mortality, turnover and rate of compensation increase.

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

Income Tax Audits

As a matter of course, the Company is regularly audited by federal, state and foreign tax authorities. From time to time, these audits result in proposed assessments. Our determinations regarding the recognition of income tax benefits are made in consultation with outside tax and legal counsel where appropriate and are based upon the technical merits of our tax positions in consideration of applicable tax statutes and related interpretations and precedents and upon the expected outcome of proceedings (or negotiations) with taxing and legal authorities. The tax benefits ultimately realized by the Company may differ from those recognized in our financial statements based on a number of factors, including the Company’s decision to settle rather than litigate a matter, relevant legal precedent related to similar matters and the Company’s success in supporting its filing positions with taxing authorities. During the quarter, the Company adopted FIN 48. See Note 13 to the Condensed Consolidated Financial Statements for more detailed information.

Stock Option Compensation Expense

Compensation expense for stock options is estimated on the date of grant using the binomial valuation model. The weighted average assumptions used in the binomial valuation model during the three months ended December 29, 2007 were 32% for the expected volatility, 1.4 for the expected exercise multiple (the multiple of exercise price to grant price at which exercises are expected to occur on average) and 8% for the expected termination rate. Although the initial fair value of stock options is not adjusted after the grant date, changes in the Company’s assumptions may change the estimated fair value of and therefore, the expense related to future stock option grants. The assumptions that cause the greatest variation in fair value in the binomial valuation model are the assumed volatility and expected exercise multiple. Increases or decreases in either the assumed volatility or expected exercise multiple will cause the binomial option value to increase or decrease, respectively.

The volatility assumption considers both historical and implied volatility and may be impacted by the Company’s performance as well as changes in economic and market conditions. The expected exercise multiple may be influenced by the Company’s future stock performance, stock price volatility and employee turnover rate. Refer to the 2007 Annual Report on Form 10-K for estimated impacts of changes in these assumptions.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures – We have established disclosure controls and procedures to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluation as of December 29, 2007, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

Since our Form 10-K filing for the year ended September 29, 2007, developments identified below occurred in the following legal proceedings. For information on certain other legal proceedings, see Note 11 to the Condensed Consolidated Financial Statements included in this report.

Stephen Slesinger, Inc. v. The Walt Disney Company. In this lawsuit, filed on February 27, 1991, in the Los Angeles County Superior Court, the plaintiff claims that a Company subsidiary defrauded it and breached a 1983 licensing agreement with respect to certain Winnie the Pooh properties, by failing to account for and pay royalties on revenues earned from the sale of Winnie the Pooh movies on videocassette and from the exploitation of Winnie the Pooh merchandising rights. The plaintiff seeks damages for the licensee’s alleged breaches as well as confirmation of the plaintiff’s interpretation of the licensing agreement with respect to future activities. The plaintiff also seeks the right to terminate the agreement on the basis of the alleged breaches. If each of the plaintiff’s claims were to be confirmed in a final judgment, damages as argued by the plaintiff could total as much as several hundred million dollars and adversely impact the value to the Company of any future exploitation of the licensed rights. On March 29, 2004, the Court granted the Company’s motion for terminating sanctions against the plaintiff for a host of discovery abuses, including the withholding, alteration, and theft of documents and other information, and, on April 5, 2004, dismissed plaintiff’s case with prejudice. On September 25, 2007, the California Court of Appeal affirmed the dismissal, and on January 3, 2008, plaintiff’s petition for review by the California Supreme Court was denied.

PART II.  OTHER INFORMATION (continued)

The Company, together with, in some instances, certain of its directors and officers, is a defendant or co-defendant in various other legal actions involving copyright, breach of contract and various other claims incident to the conduct of its businesses. Management does not expect the Company to suffer any material liability by reason of such actions.

ITEM 1A.  Risk Factors

The Private Securities Litigation Reform Act of 1995 (the Act) provides a safe harbor for “forward-looking statements” made by or on behalf of the Company. We may from time to time make written or oral statements that are “forward-looking” including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to our shareholders. All forward-looking statements are made on the basis of management’s views and assumptions regarding future events and business performance as of the time the statements are made and the Company does not undertake any obligation to update its disclosure relating to forward looking matters. Actual results may differ materially from those expressed or implied. Such differences may result from actions taken by the Company, including restructuring or strategic initiatives (including capital investments or asset acquisitions or dispositions), as well as from developments beyond the Company’s control, including: adverse weather conditions or natural disasters; health concerns; international, political or military developments; technological developments; and changes in domestic and global economic conditions, competitive conditions and consumer preferences. Such developments may affect travel and leisure businesses generally and may, among other things, affect the performance of the Company’s theatrical and home entertainment releases, the advertising market for broadcast and cable television programming, expenses of providing medical and pension benefits, demand for our products and performance of some or all company businesses either directly or through their impact on those who distribute our products. Additional factors are in the 2007 Annual Report on Form 10-K under the Item 1A, “Risk Factors.”

On November 5, 2007, members of the Writers Guild of America commenced a work stoppage. This work stoppage has limited production of original programming, which we expect will limit the airing of original programming on our television network until after the work stoppage ends and result in reduced revenue and profitability. We are taking actions such as alternative programming and reduction of costs which could partially offset these impacts. The magnitude of the reduction in revenue will depend on a variety of factors including consumer acceptance of alternative programming and the length of the work stoppage. Moreover, a prolonged work stoppage by the Writers Guild of America, or a work stoppage by other unions involved in the production of television or film programming, could limit production and distribution of films or result in further limitations on production and airing of television programming, either of which could exacerbate the overall impact of the work stoppage.

PART II.  OTHER INFORMATION (continued)

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended December 29, 2007:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
September 30, 2007 – October 31, 2007	10,940,833	34.78	10,838,300	312 million
November 1, 2007 – November 30, 2007	13,300,598	32.88	13,177,000	299 million
December 1, 2007 – December 29, 2007	7,320,341	32.63	7,212,200	292 million

Total	31,561,772	33.48	31,227,500	292 million

(1)

334,272 shares were purchased on the open market to provide shares to participants in the Walt Disney Investment Plan (WDIP) and Employee Stock Purchase Plan (ESPP). These purchases were not made pursuant to a publicly announced repurchase plan or program.

(2)

Under a share repurchase program implemented effective June 10, 1998, the Company is authorized to repurchase shares of its common stock. On May 1, 2007, following share repurchases made through May 1, 2007, the Company’s Board of Directors increased the repurchase authorization to a total of 400 million shares as of that date. The repurchase program does not have an expiration date.

ITEM 5. Other Information

The Company and Wesley A. Coleman, Executive Vice President and Chief Human Resources Officer of the Company, have agreed that his employment with the Company will end effective February 29, 2008 pursuant to Paragraph 12(c) of the Employment Agreement dated as of September 12, 2006 between the Company and Mr. Coleman.

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
Thomas O. Staggs, Senior Executive Vice President and Chief Financial Officer

February 5, 2008

Burbank, California

INDEX OF EXHIBITS

Number and Description of Exhibit (Numbers Coincide with Item 601 of Regulation S-K)		Document Incorporated by Reference from a Previous Filing or Filed Herewith, as Indicated below
10.1	Employment Agreement, dated as of January 31, 2008, between the Company and Robert A. Iger	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed February 1, 2008

10.2	Employment Agreement, dated as of January 31, 2008, between the Company and Thomas O. Staggs	Exhibit 10.2 to the Current Report on Form 8-K of the Company filed February 1, 2008

10.3	Amended and Restated Disney Severance Plan	Filed herewith

10.4	Amendment to the Disney Salaried Savings and Investment Plan	Filed herewith

10.5	Performance-Based Stock Unit Awards (Total Shareholder Return/Average Annual Adjusted EPS Growth Goals) to Executive Officers	Filed herewith

31(a)	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31(b)	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32(a)	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished

32(b)	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished

*	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.