Form 10-Q
period 2008-03-29
WALT DISNEY CO/
filed 2008-05-06
CIK 1001039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 29, 2008	Commission File Number 1-11605

Incorporated in Delaware	I.R.S. Employer Identification
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

Large accelerated filer X	Accelerated filer

Non-accelerated filer (do not check if smaller reporting company)	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes                  No    X

There were 1,905,181,794 shares of common stock outstanding as of May 5, 2008.

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

THE WALT DISNEY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited; in millions, except per share data)

	Quarter Ended		Six Months Ended
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007

Revenues	$8,710	$7,954	$19,162	$17,535

Costs and expenses	(6,812)	(6,441)	(15,231)	(14,348)

Gains on sales of equity investments	—	—	—	1,052

Net interest expense	(147)	(130)	(270)	(287)

Equity in the income of investees	144	121	267	242

Income from continuing operations before income taxes and minority interests	1,895	1,504	3,928	4,194

Income taxes	(712)	(582)	(1,471)	(1,591)

Minority interests	(50)	(3)	(74)	(8)

Income from continuing operations	1,133	919	2,383	2,595

Discontinued operations, net of tax	—	12	—	37

Net income	$1,133	$931	$2,383	$2,632

Diluted earnings per share:
Earnings per share, continuing operations	0.58	0.43	1.21	1.22
Earnings per share, discontinued operations	—	0.01	—	0.02

Earnings per share	$0.58	$0.44	$1.21	$1.24

Basic earnings per share:
Earnings per share, continuing operations	0.60	0.45	1.26	1.27
Earnings per share, discontinued operations	—	0.01	—	0.02

Earnings per share (1)	$0.60	$0.46	$1.26	$1.28

Weighted average number of common and common equivalent shares outstanding:
Diluted	1,960	2,129	1,974	2,138

Basic	1,883	2,039	1,893	2,049

(1)	Earnings per share may not equal the sum of the column due to rounding.

See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited; in millions, except per share data)

	March 29, 2008	September 29, 2007
ASSETS
Current assets
Cash and cash equivalents	$3,860	$3,670
Receivables	5,595	5,032
Inventories	841	641
Television costs	646	559
Deferred income taxes	862	862
Other current assets	592	550

Total current assets	12,396	11,314

Film and television costs	4,878	5,123
Investments	1,154	995
Parks, resorts and other property, at cost
Attractions, buildings and equipment	31,248	30,260
Accumulated depreciation	(16,035)	(15,145)

	15,213	15,115
Projects in progress	1,159	1,147
Land	1,185	1,171

	17,557	17,433

Intangible assets, net	2,473	2,494
Goodwill	22,094	22,085
Other assets	1,739	1,484

	$62,291	$60,928

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and other accrued liabilities	$5,399	$5,949
Current portion of borrowings	2,861	3,280
Unearned royalties and other advances	2,996	2,162

Total current liabilities	11,256	11,391

Borrowings	12,929	11,892
Deferred income taxes	2,321	2,573
Other long-term liabilities	3,851	3,024
Minority interests	1,146	1,295
Commitments and contingencies
Shareholders’ equity
Preferred stock, $.01 par value
Authorized – 100 million shares, Issued – none	—	—
Common stock, $.01 par value
Authorized – 3.6 billion shares, Issued – 2.6 billion shares at March 29, 2008 and at September 29, 2007	24,602	24,207
Retained earnings	26,381	24,805
Accumulated other comprehensive loss	(122)	(157)

	50,861	48,855
Treasury stock, at cost, 698.8 million shares at March 29, 2008 and 637.8 million shares at September 29, 2007	(20,073)	(18,102)

	30,788	30,753

	$62,291	$60,928

See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in millions)

	Six Months Ended
	March 29, 2008	March 31, 2007
OPERATING ACTIVITIES OF CONTINUING OPERATIONS
Net income	$2,383	$2,632
Income from discontinued operations	—	(37)
Depreciation and amortization	776	734
Gains on sales of equity investments	—	(1,052)
Deferred income taxes	60	(32)
Equity in the income of investees	(267)	(242)
Cash distributions received from equity investees	257	203
Minority interests	74	8
Net change in film and television costs	56	38
Equity-based compensation	201	233
Other	114	93
Changes in operating assets and liabilities:
Receivables	(481)	(237)
Inventories	(128)	72
Other assets	(6)	130
Accounts payable and other accrued liabilities	397	(34)
Income taxes	(171)	189

Cash provided by continuing operations	3,265	2,698

INVESTING ACTIVITIES OF CONTINUING OPERATIONS
Investments in parks, resorts and other property	(596)	(546)
Proceeds from sales of equity investments	—	1,530
Acquisitions (including equity investments)	(163)	(167)
Other	(48)	133

Cash (used) provided by continuing investing activities	(807)	950

FINANCING ACTIVITIES OF CONTINUING OPERATIONS
Commercial paper borrowings, net	(616)	134
Borrowings	881	186
Reduction of borrowings	(150)	(1,260)
Dividends	(664)	(637)
Repurchases of common stock	(1,967)	(3,256)
Exercise of stock options and other	248	854

Cash used by continuing financing activities	(2,268)	(3,979)

CASH FLOW OF DISCONTINUED OPERATIONS
Net cash provided by operating activities of discontinued operations	—	62
Net cash used in investing activities of discontinued operations	—	—
Net cash provided by financing activities of discontinued operations	—	40

Increase / (decrease) in cash and cash equivalents	190	(229)
Cash and cash equivalents, beginning of period	3,670	2,411

Cash and cash equivalents, end of period	$3,860	$2,182

See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

1.	Principles of Consolidation

These Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, normal recurring adjustments considered necessary for a fair presentation have been reflected in these Condensed Consolidated Financial Statements. Operating results for the quarter and six months ended March 29, 2008 are not necessarily indicative of the results that may be expected for the year ending September 27, 2008. Certain reclassifications have been made in the prior year financial statements to conform to the current year presentation.

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

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

	Quarter Ended		Six Months Ended
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
Revenues (1)(2) :
Media Networks	$3,612	$3,456	$7,781	$7,242
Parks and Resorts	2,725	2,446	5,497	4,935
Studio Entertainment	1,822	1,550	4,463	4,183
Consumer Products	551	502	1,421	1,175

	$8,710	$7,954	$19,162	$17,535

Segment operating income (1)(2) :
Media Networks	$1,317	$1,152	$2,225	$1,860
Parks and Resorts	339	254	844	659
Studio Entertainment	377	234	891	837
Consumer Products	107	124	429	358

	$2,140	$1,764	$4,389	$3,714

(1)	The Studio Entertainment segment receives royalties on Consumer Products sales of merchandise based on certain Studio film properties. This intersegment revenue and operating income was $51 million for the quarters ended March 29, 2008 and March 31, 2007, respectively, and $105 million and $98 million for the six months ended March 29, 2008 and March 31, 2007, respectively.
(2)	Beginning with the first quarter of fiscal 2008, the Company began reporting Hyperion Publishing in the Media Networks segment. Previously, Hyperion Publishing had been reported in the Consumer Products segment. Prior-period amounts (which are not material) have been reclassified to conform to the current presentation.

A reconciliation of segment operating income to income from continuing operations before income taxes and minority interests is as follows:

	Quarter Ended		Six Months Ended
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
Segment operating income	$2,140	$1,764	$4,389	$3,714
Corporate and unallocated shared expenses	(98)	(130)	(191)	(237)
Equity-based compensation plan modification charge	—	—	—	(48)
Gains on sales of equity investments	—	—	—	1,052
Net interest expense	(147)	(130)	(270)	(287)

Income from continuing operations before income taxes and minority interests	$1,895	$1,504	$3,928	$4,194

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

3.	Acquisitions and Dispositions

On February 16, 2008, the Company entered into an agreement to acquire an additional 18% fully diluted interest (bringing the total fully diluted interest to 32%) in UTV Software Communications Limited (UTV), a media company headquartered and publicly traded in India, for approximately $200 million. Concurrently, we will also invest an incremental $30 million in UTV subsidiary UTV Global Broadcasting Limited. As required by Indian securities regulations and upon close of the direct investment in UTV, the Company is required to make an open tender offer to purchase up to an additional 20% of the voting shares of UTV held by the public at the same price per share. The acquisition has received regulatory approval in India and is expected to close in May 2008. The open offer for additional shares is expected to be completed by the end of July 2008.

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

On June 12, 2007, the Company completed the spin-off of its wholly-owned subsidiary, ABC Radio Holdings, Inc., and its merger with a subsidiary of Citadel Broadcasting Corporation (Citadel). Prior to the spin-off, the Company consolidated its ABC Radio business, consisting of 22 large-market radio stations and the ABC Radio Network businesses, under ABC Radio Holdings, Inc. The transaction did not include the Company’s ESPN Radio or Radio Disney network and station businesses. Results of the ABC Radio business have been reported as discontinued operations.

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

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

4.	Borrowings

During the six months ended March 29, 2008, the Company’s borrowing activity was as follows:

	September 29, 2007	Additions	Payments	Other Activity	March 29, 2008
Commercial paper borrowings	$2,686	$—	$(616)	$—	$2,070
U.S. medium-term notes	6,340	750	(85)	(2)	7,003
Convertible senior notes (1)	1,323	—	—	—	1,323
European medium-term notes	163	—	—	—	163
Capital Cities/ABC debt	181	—	—	(2)	179
Film financing	355	100	(62)	—	393
Other (2)	541	5	(40)	223	729
Euro Disney borrowings (3)	2,476	—	—	292	2,768
Hong Kong Disneyland borrowings	1,107	26	—	29	1,162

Total	$15,172	$881	$(803)	$540	$15,790

(1)	In April 2008, substantially all of the $1.3 billion of convertible senior notes were converted into 45 million shares of common stock (see Note 14 for further details of the conversion).
(2)	The increase in other activity was primarily due to market value adjustments for debt with qualifying hedges and the purchase of land for a Disney Vacation Club resort in Hawaii.
(3)	The increase in other activity was primarily due to the impact of foreign currency translation as a result of the weakening of the U.S. dollar against the Euro.

5.	Euro Disney and Hong Kong Disneyland

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

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

The following table presents a condensed consolidating balance sheet for the Company as of March 29, 2008, reflecting the impact of consolidating the balance sheets of Euro Disney and Hong Kong Disneyland.

	Before Euro Disney and Hong Kong Disneyland Consolidation	Euro Disney, Hong Kong Disneyland and Adjustments	Total
Cash and cash equivalents	$3,266	$594	$3,860
Other current assets	8,239	297	8,536

Total current assets	11,505	891	12,396
Investments	1,871	(717)	1,154
Fixed assets	12,454	5,103	17,557
Other assets	31,124	60	31,184

Total assets	$56,954	$5,337	$62,291

Current portion of borrowings	$2,381	$480	$2,861
Other current liabilities	7,710	685	8,395

Total current liabilities	10,091	1,165	11,256
Borrowings	9,479	3,450	12,929
Deferred income taxes and other long-term liabilities	5,987	185	6,172
Minority interest	609	537	1,146
Shareholders’ equity	30,788	—	30,788

Total liabilities and shareholders’ equity	$56,954	$5,337	$62,291

The following table presents a condensed consolidating income statement of the Company for the six months ended March 29, 2008, reflecting the impact of consolidating the income statements of Euro Disney and Hong Kong Disneyland.

	Before Euro Disney and Hong Kong Disneyland Consolidation	Euro Disney, Hong Kong Disneyland and Adjustments	Total
Revenues	$18,108	$1,054	$19,162
Cost and expenses	(14,190)	(1,041)	(15,231)
Net interest expense	(182)	(88)	(270)
Equity in the income of investees	240	27	267

Income from continuing operations before income taxes and minority interests	3,976	(48)	3,928
Income taxes	(1,471)	—	(1,471)
Minority interests	(122)	48	(74)

Net income	$2,383	$—	$2,383

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

The following table presents a condensed consolidating cash flow statement of the Company for the six months ended March 29, 2008, reflecting the impact of consolidating the cash flow statements of Euro Disney and Hong Kong Disneyland.

	Before Euro Disney and Hong Kong Disneyland Consolidation	Euro Disney, Hong Kong Disneyland and Adjustments	Total
Cash provided by operations	$3,222	$43	$3,265
Investments in parks, resorts and other property	(523)	(73)	(596)
Other investing activities	(205)	(6)	(211)
Cash provided (used) by financing activities	(2,294)	26	(2,268)

Increase / (decrease) in cash and cash equivalents	200	(10)	190
Cash and cash equivalents, beginning of period	3,066	604	3,670

Cash and cash equivalents, end of period	$3,266	$594	$3,860

6.	Pension and Other Benefit Programs

The components of net periodic benefit cost are as follows:

	Pension Plans				Postretirement Medical Plans
	Quarter Ended		Six Months Ended		Quarter Ended		Six Months Ended
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
Service cost	$45	$42	$90	$84	$6	$6	$11	$12
Interest cost	80	74	161	148	16	15	32	30
Expected return on plan assets	(89)	(76)	(178)	(152)	(7)	(5)	(13)	(10)
Recognized net actuarial loss	9	13	18	26	1	—	1	—

Net periodic benefit cost	$45	$53	$91	$106	$16	$16	$31	$32

During the six months ended March 29, 2008, the Company did not make any material contributions to its pension and post-retirement medical plans. Based on current actuarial projections, the Company anticipates that the funded status of the pension plans will be sufficient so that the Company will not be required to make contributions during fiscal 2008 under the funding regulations associated with the Pension Protection Act of 2006 (PPA). However, final funding requirements for fiscal 2008 will be determined based on our funding actuarial valuation as of January 1, 2008 which will be completed later in the fiscal year. Additionally, the Company may choose to make discretionary contributions above the minimum requirements. The Company contributed $14 million during the six months ended March 29, 2008 to post-retirement medical and other pension plans not subject to the PPA and anticipates contributing comparable amounts during the remaining six months of fiscal 2008.

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

7.	Earnings Per Share

Diluted earnings per share amounts are based upon the weighted average number of common and common equivalent shares outstanding during the period and are calculated using the treasury stock method for equity-based compensation awards and assuming conversion of the Company’s convertible senior notes. Options excluded from the diluted earnings per share calculation as they were anti-dilutive were 83 million and 45 million shares for the quarters ended March 29, 2008 and March 31, 2007, respectively, and 64 million and 43 million for the six months ended March 29, 2008 and March 31, 2008, respectively. A reconciliation of income from continuing operations and weighted average number of common and common equivalent shares outstanding for calculating diluted earnings per share is as follows:

	Quarter Ended		Six Months Ended
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
Income from continuing operations	$1,133	$919	$2,383	$2,595
Interest expense on convertible senior notes (net of tax)	6	6	11	11

	$1,139	$925	$2,394	$2,606

Shares (in millions):
Weighted average number of common shares outstanding (basic)	1,883	2,039	1,893	2,049
Weighted average dilutive impact of equity-based compensation awards	32	45	36	44
Assumed conversion of convertible senior notes (see Note 14)	45	45	45	45

Weighted average number of common and common equivalent shares outstanding (diluted)	1,960	2,129	1,974	2,138

8.	Shareholders’ Equity

The Company declared a $664 million dividend ($0.35 per share) on November 28, 2007, related to fiscal 2007, which was paid on January 11, 2008, to shareholders of record on December 7, 2007. The Company paid a $637 million dividend ($0.31 per share) during the second quarter of fiscal 2007 related to fiscal 2006.

During the first six months of fiscal 2008, the Company repurchased 61 million shares for approximately $2.0 billion, of which 30 million shares for $0.9 billion were purchased in the second quarter. As of March 29, 2008, the Company had remaining authorization in place to repurchase approximately 262 million additional shares, of which the Company repurchased 13 million shares for $418 million subsequent to quarter-end through May 5, 2008. The repurchase program does not have an expiration date.

The Company received proceeds of $218 million from the exercise of 11 million stock options during the first six months of fiscal 2008.

The Company also has 1.0 billion shares of Internet Group Stock at $.01 par value authorized. No shares are issued or outstanding.

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

9.	Comprehensive Income
Comprehensive income (loss), net of tax, is as follows:

	Quarter Ended		Six Months Ended
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
Net income	$1,133	$931	$2,383	$2,632
Market value adjustments for investments and hedges	(39)	(4)	(28)	(16)
Pension and postretirement medical adjustments	7	—	12	—
Foreign currency translation and other	49	13	51	40

Comprehensive income	$1,150	$940	$2,418	$2,656

   Accumulated other comprehensive income (loss), net of tax, is as follows:

	March 29, 2008	September 29, 2007
Market value adjustments for investments and hedges	$(70)	$(42)
Unrecognized pension and postretirement medical expense	(267)	(279)
Foreign currency translation and other	215	164

Accumulated other comprehensive loss	$(122)	$(157)

10.	Equity-Based Compensation
The impact of stock options and restricted stock units (RSUs) on income from continuing operations is as follows:

	Quarter Ended		Six Months Ended
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
Stock option compensation expense	$54	$58	$114	$113
RSU compensation expense	44	37	87	72

	98	95	201	185
Equity-based compensation plan modification charge (1)	—	—	—	48

Total equity-based compensation expense	$98	$95	$201	$233

(1)	In anticipation of the ABC Radio transaction, the Company needed to determine whether employee equity-based compensation awards would be adjusted for the dilutive impact of the transaction on the employee awards. Certain of the Company’s plans required such adjustments to be made on an equitable basis. All other plans permitted such adjustments to be made. In order to treat all employees consistently with respect to the ABC Radio transaction (and other similar future transactions), the Company amended the plans such that all plans require equitable adjustments for such transactions. In connection with these amendments, the Company was required to record a non-cash charge of $48 million in the first quarter of fiscal 2007 representing the estimated fair value of this modification with respect to vested equity-based employee compensation awards.

Unrecognized compensation cost related to unvested stock options and RSUs totaled approximately $530 million and $574 million, respectively, as of March 29, 2008.

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

In January 2008, the Company made stock compensation grants, which included its regular annual grant, consisting of 26 million stock options and 10 million RSUs, of which 2 million RSUs included market and/or performance conditions.

The weighted average grant date fair values of options issued during the six months ended March 29, 2008, and March 31, 2007, were $8.18 and $9.24, respectively.

11.	Commitments and Contingencies

The Company has exposure to various legal and other contingencies arising from the conduct of its businesses.

Legal Matters

Milne and Disney Enterprises, Inc. v. Stephen Slesinger, Inc. On November 5, 2002, Clare Milne, the granddaughter of A. A. Milne, author of the Winnie the Pooh books, and the Company’s subsidiary Disney Enterprises, Inc. (DEI) filed a complaint against Stephen Slesinger, Inc. (SSI) in the United States District Court for the Central District of California. On November 4, 2002, Ms. Milne served notices to SSI and DEI terminating A. A. Milne’s prior grant of rights to Winnie the Pooh, effective November 5, 2004, and granted all of those rights to DEI. In their lawsuit, Ms. Milne and DEI sought a declaratory judgment, under United States copyright law, that Ms. Milne’s termination notices were valid; that SSI’s rights to Winnie the Pooh in the United States terminated effective November 5, 2004; that upon termination of SSI’s rights in the United States, the 1983 licensing agreement that is the subject of the Stephen Slesinger, Inc. v. The Walt Disney Company lawsuit (the “state court action”) terminated by operation of law; and that, as of November 5, 2004, SSI was entitled to no further royalties for uses of Winnie the Pooh. SSI filed (a) an answer denying the material allegations of the complaint and (b) counterclaims seeking a declaration that (i) Ms. Milne’s grant of rights to DEI is void and unenforceable and (ii) DEI remains obligated to pay SSI royalties under the 1983 licensing agreement. The District Court ruled that Milne’s termination notices were invalid. The Court of Appeals for the Ninth Circuit affirmed, and on June 26, 2006, the United States Supreme Court denied Milne’s petition for a writ of certiorari. On August 1, 2003, SSI filed an amended answer and counterclaims and a third-party complaint against Harriet Hunt (heir to E. H. Shepard, illustrator of the original Winnie the Pooh stories), who had served a notice of termination and a grant of rights similar to Ms. Milne’s, and asserted counterclaims against the Company allegedly arising from the Milne and Hunt terminations and the grant of rights to DEI for (a) unlawful and unfair business practices; and (b) breach of the 1983 licensing agreement.

On October 19, 2006, the parties stipulated to SSI’s filing its Fourth Amended Answer and Counterclaims (Fourth Amended Answer) seeking (a) to invalidate the Hunt termination notice, (b) to terminate the Company’s rights vis-à-vis SSI, and (c) damages in excess of two billion dollars, among other relief. That stipulation also provided that Hunt and the Company need not respond to the Fourth Amended Answer until the conclusion of two events: the state court appeal in Stephen Slesinger, Inc. v. The Walt Disney Company, and the trial in the District Court on the validity of the Hunt termination notice. SSI then sought to withdraw both the Fourth Amended Answer and its stipulation, but on November 3, 2006, the District Court denied that request. SSI’s motion for summary judgment on the validity of Hunt’s 2002 attempt to recapture E. H. Shepard’s rights was granted on February 15, 2007, and thereafter, on March 27, 2007, the District Court dismissed as moot all claims against Hunt and three of SSI’s counterclaims against the Company related to the Company’s agreements with Milne and Hunt concerning the termination and disposition of their rights. On January 3, 2008, the California Supreme Court denied SSI’s petition for review in the state court action, whereupon on April 21, 2008, the Company moved for summary judgment on all of SSI’s claims in the District Court action.

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

Relatedly, on January 23, 2007, August 22, 2007, February 8, 2008, and April 18, 2008, SSI initiated proceedings in the United States Patent and Trademark Office (PTO) seeking, among other things, cancellation of certain Winnie the Pooh trademark registrations. On February 22, 2007, the PTO suspended the first proceeding on the grounds that the relief sought is effectively duplicative of that sought in the Fourth Amended Answer, on March 5, 2008, it suspended the second proceeding, and on March 10, 2008, DEI moved to suspend the third proceeding. Also, on February 7, 2008, SSI initiated an action before the Canadian Intellectual Property Office seeking cancellation of certain Winnie the Pooh trademark registrations.

The Company, together with, in some instances, certain of its directors and officers, is a defendant or co-defendant in various other legal actions involving copyright, breach of contract and various other claims incident to the conduct of its businesses. Management does not expect the Company to suffer any material liability by reason of such actions.

Contractual Guarantees

The Company has guaranteed certain special assessment and water/sewer revenue bonds issued by the Celebration Community Development District and the Enterprise Community Development District (collectively, the Districts). The bond proceeds were used by the Districts to finance the construction of infrastructure improvements and the water and sewer system in the mixed-use, residential community of Celebration, Florida. During the quarter, the Company was released as a guarantor of certain bonds issued by the Enterprise Community Development District. The release was granted as the Enterprise Community Development District met certain operating requirements and reduced the remaining debt service obligation guaranteed by the Company by $34 million. The Company continues to guarantee certain bonds issued by the Celebration Community Development District with remaining debt service obligations the amounts of which are not material to the Company.

The Company has also guaranteed certain bond issuances by the Anaheim Public Authority that were used by the City of Anaheim to finance construction of infrastructure and a public parking facility adjacent to the Disneyland Resort. Revenues from sales, occupancy and property taxes from the Disneyland Resort and non-Disney hotels are used by the City of Anaheim to repay the bonds. In the event of a debt service shortfall, the Company is responsible for satisfying the shortfall. As of March 29, 2008, the remaining debt service obligation guaranteed by the Company was $383 million, of which $101 million was principal. To the extent that subsequent tax revenues exceed the debt service payments in subsequent periods, the Company would be reimbursed for any shortfalls it funded.

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

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

12.	Income Taxes

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) at the beginning of fiscal year 2008. See Note 13 for the adoption impact of FIN 48.

As of the beginning of fiscal 2008, the Company had unrecognized tax benefits—that is, the aggregate tax effect of differences between tax return positions and the benefits recognized in our financial statements—totaling $630 million which does not include accrued interest on tax exposures and is not reduced for offsetting benefits in other tax jurisdictions. Of this amount, $352 million, if recognized, would reduce our income tax expense and effective tax rate after giving effect to offsetting benefits from other tax jurisdictions. During the six months ended March 29, 2008, the Company recorded additional unrecognized tax benefits, net of reductions for settlements, totaling $165 million.

As of the beginning of fiscal 2008, the Company had accrued $137 million in interest related to unrecognized tax benefits and additional interest of $24 million was accrued during the six months ended March 29, 2008. The Company has accrued no penalties to date. The Company’s policy is to report interest and penalties as a component of income tax expense.

The Internal Revenue Service is currently examining the Company’s income tax returns for fiscal years 2001 through 2004. The Company is also subject to state and local and foreign tax audits. In California, certain issues from the 1997-99 audit cycle remain unresolved. In the current quarter, the New York Court of Appeals rendered a decision regarding tax matters from 1990 through 1995, and the Company adjusted its unrecognized tax benefits to reflect the impact of the decision. With the exception of these matters, the Company is no longer subject to examination in any of its major state or foreign tax jurisdictions for years prior to 2000.

In the next twelve months, it is reasonably possible that tax controversy matters including the items discussed above as well as a California examination of fiscal years 2004 and 2005 could be resolved. The resolution of these matters would reduce our unrecognized tax benefits by $222 million either because our tax positions are sustained or because we agree to their disallowance. It is also reasonably possible that this reduction could be partially offset by new matters arising during the same period.

13.	New Accounting Pronouncements

SFAS 161

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 amends and expands the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosures about how and why the Company uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect the Company’s financial position, financial performance and cash flows. SFAS 161 is effective for the Company’s 2010 fiscal year, although early adoption is permitted.

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

EITF 07-1

In December 2007, the FASB issued Emerging Issues Task Force Issue No. 07-1, Accounting for Collaborative Arrangements (EITF 07-1). EITF 07-1 defines collaborative arrangements and establishes accounting and reporting requirements for transactions between participants in the arrangement and third parties. A collaborative arrangement is a contractual arrangement that involves a joint operating activity, for example an agreement to co-produce and distribute a motion picture with another studio. EITF 07-1 is effective for the Company’s 2010 fiscal year. The Company is currently assessing the potential effect of EITF 07-1 on its financial statements.

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

SFAS 160

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51 (SFAS 160). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary. SFAS 160 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. SFAS 160 is effective for the Company’s 2010 fiscal year. Upon adoption of SFAS 160, the Company will be required to report its noncontrolling interests as a separate component of shareholders’ equity. The Company will also be required to present net income allocable to the noncontrolling interests and net income attributable to the shareholders of the Company separately in its consolidated statements of income. Currently, noncontrolling interests (minority interests) are reported as a liability in the Company’s statement of financial position and the related income attributable to minority interests is reflected as an expense in arriving at net income. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively.

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

SFAS 157

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS 157 is effective for the Company’s 2009 fiscal year. In February 2008, the FASB issued FSP SFAS 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2), which delays the effective date for SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until the Company’s 2010 fiscal year. The Company is currently assessing the potential effect of SFAS 157 on its financial statements.

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

14.	Subsequent Events

On April 30, 2008, the Company acquired the Disney Store chain in North America from subsidiaries of The Children’s Place Retail Stores, Inc. (TCP) for approximately $61 million and terminated TCP’s long-term licensing arrangement relating to the Disney Stores. The Company acquired the inventory, leasehold improvements, and other fixed assets of the stores and assumed the leases on approximately 220 stores that it intends to retain and operate. The final number of retained stores may increase by up to approximately 10 locations depending upon the outcome of ongoing negotiations with certain landlords. For approximately 100 stores where the Company did not assume the leases, the Company will wind-down the operations (including liquidating the inventory) and close the store. The wind-down is expected to be completed by the end of July 2008. During the wind-down period, the Company is responsible for all costs associated with the stores, including rent. TCP is responsible for the remaining lease obligation following the closures.

On March 14, 2008, the Company announced that it would redeem all of its outstanding 2.125% convertible senior notes due 2023 (the Notes) on April 15, 2008 (the Redemption Date) at a redemption price of 100% of the principal amount of the Notes plus accrued interest through the Redemption Date. Pursuant to the redemption, each $1,000 principal amount of the Notes became convertible, at the option of the holders, into 33.9443 shares of the Company’s common stock. Substantially all of the $1.3 billion principal amount of the Notes were converted into 45 million shares of common stock in April 2008.

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

Overview

Seasonality

Business Segment Results

    Quarter Results

    Six-Month Results

Other Financial Information

Financial Condition

Commitments and Contingencies

Other Matters

Market Risk

OVERVIEW

Our summary consolidated results are presented below:

	Quarter Ended			Six Months Ended
(in millions, except per share data)	March 29, 2008	March 31, 2007	Change	March 29, 2008	March 31, 2007	Change
Revenues	$8,710	$7,954	10%	$19,162	$17,535	9%
Costs and expenses	(6,812)	(6,441)	6%	(15,231)	(14,348)	6%
Gains on sales of equity investments	—	—	—	—	1,052	nm
Net interest expense	(147)	(130)	13%	(270)	(287)	(6) %
Equity in the income of investees	144	121	19%	267	242	10%

Income from continuing operations before income taxes and minority interests	1,895	1,504	26%	3,928	4,194	(6) %
Income taxes	(712)	(582)	22%	(1,471)	(1,591)	(8) %
Minority interests	(50)	(3)	nm	(74)	(8)	nm

Income from continuing operations	1,133	919	23%	2,383	2,595	(8) %
Discontinued operations, net of tax	—	12	nm	—	37	nm

Net income	$1,133	$931	22%	$2,383	$2,632	(9) %

Diluted earnings per share, continuing operations	$0.58	$0.43	35%	$1.21	$1.22	(1) %

Diluted earnings per share	$0.58	$0.44	32%	$1.21	$1.24	(2) %

Quarter Results

Net income for the quarter increased by $202 million, or 22%, and total revenues increased by $756 million, or 10%, over the second quarter of the prior year, while diluted earnings per share increased 32% to $0.58 per share. Revenue increased in each business segment, and segment operating income increased in the Media Networks, Studio Entertainment and Parks and Resorts segments.

In the Media Networks segment, continued growth at ESPN, and increased international sales of ABC Studios productions contributed to the increase in segment operating income. The Writers Guild of America work stoppage resulted in fewer hours of original scripted programming broadcast during the quarter on the ABC Television Network, which reduced programming and production costs and

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (continued)

primetime advertising revenue, for a net negative impact on segment operating income which was partially offset by higher advertising rates.

In the Parks and Resorts segment, increased guest spending and theme park attendance at the Walt Disney World Resort and higher vacation club ownership sales at Disney Vacation Club, contributed to the increase in operating income at our domestic businesses. Operating income also increased at Disneyland Resort Paris driven by increased attendance and guest spending. The increase in attendance reflected the fact that the Easter holiday period fell in the second quarter of fiscal 2008 but the third quarter of fiscal 2007.

In the Studio Entertainment segment, the increase in operating income arose from improvements in the domestic home entertainment and worldwide theatrical businesses. In both cases, titles in release during the quarter performed well compared to the titles in release in the prior-year quarter. In the case of the worldwide theatrical business, the fiscal 2008 quarter also benefited from the fact that in fiscal 2007 a significant portion of the distribution expenses for Meet the Robinsons fell in the second quarter, while most of the revenue for that title (which was released at the very end of the quarter) fell in the third quarter.

In Consumer Products, lower minimum revenue guarantees in licensing along with higher operating costs more than offset increases in earned merchandise licensing revenue.

Six-Month Results

Net income for the six months decreased by $249 million while diluted earnings per share decreased 2% to $1.21 per share. Revenue and segment operating income increased in each business segment.

Results for the prior-year six months included the net favorable impact of the items summarized below (amounts in millions, except per share data):

Favorable/(unfavorable) impact	Six Months Ended March 31, 2007
	Pre-Tax	Net Income	Diluted EPS
Gain on sale of equity investment in E! Entertainment Television	$780	$487	$0.23
Gain on sale of equity investment in Us Weekly	272	170	0.08
Income from the discontinued operations of the ABC Radio business	62	37	0.02
Equity-based compensation plan modification charge	(48)	(30)	(0.01)

Total (1)	$1,066	$664	$0.31

(1)	Earnings per share do not equal the sum of the column due to rounding.

In the Media Networks segment, continued growth at ESPN, higher advertising revenue at the ABC Television Network and increased sales of our productions in international, domestic syndication and DVD markets contributed to the increase in segment operating income.

In the Parks and Resorts segment, growth in revenues at the Walt Disney World Resort and Disneyland Resort Paris due to higher guest spending and theme park attendance and increases at Disney Vacation Club contributed to the increase in segment operating income. The increase in attendance was affected by the fact that the Easter holiday period fell in the second quarter of fiscal 2008 but in the third quarter of fiscal 2007.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (continued)

In the Studio Entertainment segment, increases in operating income were driven by an improvement in the worldwide theatrical business, partially offset by a decrease in the worldwide home entertainment business. In the worldwide theatrical business, titles in release in the current six months performed well compared to titles in release in the prior-year period. The decrease in the worldwide home entertainment business reflected the strong performance of prior-year titles in the domestic market which included Pirates of the Caribbean: Dead Man’s Chest and Cars.

In the Consumer Products segment, continued growth of earned Merchandise Licensing royalties and improvements at Disney Interactive Studios from the transition of licensed product towards self-published titles contributed to higher segment operating income.

SEASONALITY

The Company’s businesses are subject to the effects of seasonality. Consequently, the operating results for the quarter and six months ended March 29, 2008 for each business segment, and for the Company as a whole, are not necessarily indicative of results to be expected for the full year.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (continued)

BUSINESS SEGMENT RESULTS

The Company evaluates the performance of its operating segments based on segment operating income, which is shown below along with segment revenues:

	Quarter Ended			Six Months Ended
(in millions)	March 29, 2008	March 31, 2007	Change	March 29, 2008	March 31, 2007	Change
Revenues:
Media Networks	$3,612	$3,456	5%	$7,781	$7,242	7%
Parks and Resorts	2,725	2,446	11%	5,497	4,935	11%
Studio Entertainment	1,822	1,550	18%	4,463	4,183	7%
Consumer Products	551	502	10%	1,421	1,175	21%

	$8,710	$7,954	10%	$19,162	$17,535	9%

Segment operating income:
Media Networks	$1,317	$1,152	14%	$2,225	$1,860	20%
Parks and Resorts	339	254	33%	844	659	28%
Studio Entertainment	377	234	61%	891	837	6%
Consumer Products	107	124	(14) %	429	358	20%

	$2,140	$1,764	21%	$4,389	$3,714	18%

The following table reconciles segment operating income to income from continuing operations before income taxes and minority interests:

	Quarter Ended			Six Months Ended
(in millions)	March 29, 2008	March 31, 2007	Change	March 29, 2008	March 31, 2007	Change
Segment operating income	$2,140	$1,764	21%	$4,389	$3,714	18%
Corporate and unallocated shared expenses	(98)	(130)	(25) %	(191)	(237)	(19) %
Equity-based compensation plan modification charge	—	—	—	—	(48)	nm
Gains on sales of equity investments	—	—	—	—	1,052	nm
Net interest expense	(147)	(130)	13%	(270)	(287)	(6) %

Income from continuing operations before income taxes and minority interests	$1,895	$1,504	26%	$3,928	$4,194	(6) %

Depreciation expense from continuing operations is as follows:

	Quarter Ended			Six Months Ended
(in millions)	March 29, 2008	March 31, 2007	Change	March 29, 2008	March 31, 2007	Change
Media Networks
Cable Networks	$22	$23	(4) %	$44	$44	—
Broadcasting	25	22	14%	50	44	14%

Total Media Networks	47	45	4%	94	88	7%

Parks and Resorts
Domestic	202	197	3%	400	396	1%
International	85	73	16%	167	147	14%

Total Parks and Resorts	287	270	6%	567	543	4%

Studio Entertainment	9	5	80%	18	16	13%
Consumer Products	5	4	25%	10	9	11%
Corporate	30	33	(9) %	60	66	(9) %

Total depreciation expense	$378	$357	6%	$749	$722	4%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (continued)

Media Networks

The following table provides supplemental revenue and segment operating income detail for the Media Networks segment:

	Quarter Ended			Six Months Ended
(in millions)	March 29, 2008	March 31, 2007	Change	March 29, 2008	March 31, 2007	Change
Revenues:
Cable Networks	$2,110	$1,931	9%	$4,522	$4,067	11%
Broadcasting	1,502	1,525	(2) %	3,259	3,175	3%

	$3,612	$3,456	5%	$7,781	$7,242	7%

Segment operating income:
Cable Networks	$1,094	$961	14%	$1,680	$1,422	18%
Broadcasting	223	191	17%	545	438	24%

	$1,317	$1,152	14%	$2,225	$1,860	20%

Revenues

Media Networks revenues increased 5%, or $156 million, to $3.6 billion, consisting of a 9% increase, or $179 million, at the Cable Networks and a 2% decrease, or $23 million, at Broadcasting.

Increased Cable Networks revenues were due to growth of $145 million from cable and satellite operators and $34 million in advertising revenues. Revenues from cable and satellite operators are generally derived from fees charged on a per subscriber basis, and the increase in the current quarter was due to contractual rate increases and subscriber growth primarily at ESPN and, to a lesser extent, subscriber growth at the worldwide Disney Channel. Higher advertising revenue reflected increases at ESPN driven by higher rates.

Certain of the Company’s existing contracts with cable and satellite operators include annual programming commitments. In these cases, revenue subject to the commitment is deferred until the annual commitments are satisfied which generally results in revenue shifting from the first half of the year to the second half. During the quarter, the Company deferred revenues of $240 million related to these commitments, which are expected to be recognized in the second half of the fiscal year, compared to $227 million in the prior-year quarter.

Decreased Broadcasting revenues were primarily due to lower primetime advertising revenue at the ABC Television Network, partially offset by higher international sales of ABC Studios productions. The decrease in primetime advertising revenues at the ABC Television Network was driven by the impact of lower ratings in part due to fewer hours of original scripted programming aired, partially offset by higher advertising rates and sold inventory. Increased international sales of ABC Studios productions were led by Grey’s Anatomy and Dirty Sexy Money. The decrease in hours of original scripted programming was primarily due to the work stoppage by the Writer’s Guild of America (WGA). See Risk Factors on page 42 for further information regarding the impact of the work stoppage.

Costs and Expenses

Costs and expenses at Media Networks, which consist primarily of programming rights costs, production costs, participation costs, distribution and marketing expenses, labor costs, and general and administrative costs, increased 1%, or $16 million, reflecting a 6% increase, or $71 million, at the Cable Networks, and a 4% decrease, or $55 million, at Broadcasting. The increase at Cable Networks was primarily due to increased programming, administrative and marketing costs at ESPN and, to a lesser extent, the worldwide Disney Channel. Higher programming costs at ESPN were driven by increased rights costs arising from college basketball contract renewals. The decrease at Broadcasting was primarily

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (continued)

due to lower programming and production costs due in part to fewer hours of original scripted programming as a result of the WGA work stoppage.

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

Segment Operating Income

Segment operating income increased 14%, or $165 million, to $1.3 billion for the quarter due to an increase of 14%, or $133 million, at the Cable Networks and an increase of 17%, or $32 million, at Broadcasting. The increase at the Cable Networks was primarily due to growth at ESPN. The increase at Broadcasting was primarily due to strong sales of ABC Studios productions, partially offset by lower results at the ABC Television Network, driven by the impact of the WGA work stoppage. Included in operating income for Cable Networks is income from equity investees of $145 million for the quarter compared to $120 million in the prior-year quarter. The increase in income from equity investees was driven by higher affiliate and advertising revenue at Lifetime and A&E.

Parks and Resorts

Revenues

Parks and Resorts revenues increased 11%, or $279 million, to $2.7 billion due to increases of $174 million at our domestic resorts and $105 million at our international resorts. Results at our theme parks were favorably impacted by the shift of the Easter holiday season from the third quarter of fiscal 2007 to the second quarter of fiscal 2008.

Domestic Parks and Resorts

At our domestic parks and resorts, revenue growth was driven by increases at the Walt Disney World Resort and Disney Vacation Club. Revenue growth at the Walt Disney World Resort was due to increased guest spending and theme park attendance. Increased guest spending reflected higher average daily hotel room rates, higher average ticket prices and increased food and beverage spending. Higher attendance was primarily driven by the benefit of the shift of the Easter holiday. At Disney Vacation Club, revenue growth was primarily due to vacation club ownership sales driven by extensions of the term of ownership on certain existing vacation home properties and higher rentals of vacation club units.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (continued)

The following table presents attendance, per capita theme park guest spending and hotel statistics for our domestic properties:

	East Coast		West Coast		Total Domestic
	Quarter Ended		Quarter Ended		Quarter Ended
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
Parks
(Increase/decrease)
Attendance	7%	7%	2%	1%	5%	6%
Per Capita Guest Spending	3%	3%	8%	3%	5%	3%
Hotels (1)
Occupancy	88%	88%	83%	87%	88%	88%
Available Room Nights (in thousands)	2,150	2,157	200	202	2,350	2,359
Per Room Guest Spending	$ 239	$ 224	$ 340	$ 294	$ 247	$ 230

(1)

Per room guest spending consists of the average daily hotel room rate as well as guest spending on food, beverage and merchandise at the hotels. Hotel statistics include rentals of vacation club units at Disney Vacation Club.

International Parks and Resorts

At our international parks and resorts, revenue growth was driven by an increase at Disneyland Resort Paris due to the favorable impact of foreign currency translation as a result of the weakening of the U.S. dollar against the Euro, and increased theme park attendance and guest spending. Increased guest spending was primarily due to higher average daily hotel room rates.

Costs and Expenses

Costs and expenses, which consist principally of labor, depreciation, costs of merchandise, food and beverage sold, marketing and sales expense, repairs and maintenance and entertainment, increased 9%, or $194 million. The increase in costs and expenses was driven by increases at Disneyland Resort Paris and the Walt Disney World Resort. The increase at Disneyland Resort Paris was due to the unfavorable impact of foreign currency translation as a result of the weakening of the U.S. dollar against the Euro, higher volume-related expenses and labor cost inflation. The increase at the Walt Disney World Resort was driven by labor cost inflation, new guest offerings and volume-related expenses.

Segment Operating Income

Segment operating income increased 33%, or $85 million, to $339 million reflecting increases at the domestic parks and resorts and Disneyland Resort Paris.

Studio Entertainment

Revenues

Revenues increased 18%, or $272 million, to $1.8 billion primarily due to increases of $185 million in worldwide home entertainment and $111 million in worldwide theatrical distribution.

Higher worldwide home entertainment revenues were primarily due to higher unit sales in the domestic market reflecting the strong performance of current-quarter titles. Significant current-quarter titles included Enchanted, Game Plan and No Country for Old Men, while the prior-year quarter titles included Peter Pan Platinum Release, The Guardian, and Cinderella III. In international markets, the

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (continued)

revenue growth was primarily due to the strong performance of Ratatouille, which was widely released in the current quarter compared to the continuing performance of Pirates of the Caribbean: Dead Man’s Chest, which was released in the first quarter of fiscal 2007.

The increase in worldwide theatrical distribution revenues was primarily due to the strong international performance of National Treasure 2: Book of Secrets and Enchanted, and, to a lesser extent, the domestic performance of current quarter titles including National Treasure 2: Book of Secrets, Hannah Montana/Miley Cyrus: Best of Both Worlds and Step Up 2 compared to Wild Hogs and Bridge To Terabithia in the prior-year quarter.

Costs and Expenses

Costs and expenses, which consist primarily of production cost amortization, distribution and marketing expenses, product costs and participation costs, increased 10%, or $129 million primarily due to increases in worldwide home entertainment and international theatrical distribution, partially offset by a decrease at domestic theatrical distribution.

The increase in costs at domestic home entertainment was primarily due to higher distribution expenses and production cost amortization driven by increased unit sales. Higher costs at international home entertainment were primarily due to higher distribution expenses and production cost amortization driven by Ratatouille in the current quarter.

The increase in international theatrical distribution was primarily due to higher distribution expenses associated with the current-quarter titles and higher production cost amortization and participation costs driven by National Treasure 2: Book of Secrets in the current quarter.

The decrease in domestic theatrical distribution was driven by lower distribution expenses due to timing of releases. In fiscal 2007, a significant portion of the marketing expenses for Meet the Robinsons fell in the second quarter, while most of the revenue for that title (which was released at the very end of the quarter) fell into the third quarter.

Segment Operating Income

Segment operating income increased 61%, or $143 million, to $377 million primarily due to increases in domestic home entertainment and worldwide theatrical distribution.

Consumer Products

Revenues

Revenues for the quarter increased 10%, or $49 million, to $551 million, primarily due to an increase of $32 million at Disney Interactive Studios driven by the release of the self-published title Turok, partially offset by lower video game licensing revenues in the current quarter. At Merchandise Licensing, growth in earned royalties was largely offset by lower recognition of minimum guarantee revenues.

Costs and Expenses

Costs and expenses, which consist primarily of cost of sales, salaries and benefits, marketing and video game development, increased 18%, or $67 million, to $445 million, primarily due to higher cost of sales and marketing costs at Disney Interactive Studios and higher operating costs at Merchandise Licensing.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (continued)

Segment Operating Income

Segment operating income decreased 14% to $107 million primarily due to a decrease at Merchandise Licensing driven by lower recognition of minimum guarantee revenues.

Disney Store Acquisition

As a result of the acquisition of the Disney Stores (See Note 14 to the Condensed Consolidated Financial Statements), the Company will no longer receive the royalty paid under the licensing arrangement and the acquisition will likely have a modest negative impact on Consumer Products segment operating income in the near term as we transition from the licensed business.

Business Segment Results – Six Month Results

Media Networks

Revenues

Media Networks revenues increased 7%, or $539 million, to $7.8 billion, consisting of an 11% increase, or $455 million, at the Cable Networks and a 3% increase, or $84 million, at Broadcasting.

Increased Cable Networks revenues were due to growth of $283 million from cable and satellite operators, $160 million in advertising revenues and $12 million in other revenues. Increased revenues from cable and satellite operators were primarily due to contractual rate increases and subscriber growth at ESPN and, to a lesser extent, subscriber growth at the international Disney Channel, contractual rate and subscriber growth at the domestic Disney Channel and contractual rate increases at ABC Family. These increases were partially offset by higher deferrals of revenue at ESPN due to annual programming commitments. For the six months ended March 29, 2008, the Company deferred revenues of $474 million related to these commitments compared to $408 million in the prior-year period. The increase in deferred revenue was driven by a full period of deferral in the first quarter for a contract that was signed mid-way through the first quarter of the prior year. The deferred revenues are expected to be recognized in the second half of the year. Higher advertising revenue reflected the addition of NASCAR programming at ESPN and, to a lesser extent, increases at ABC Family primarily due to higher rates. The increase in other revenue reflected higher DVD sales driven by High School Musical 2.

Increased Broadcasting revenues were primarily due to higher sales of our productions and higher primetime advertising revenue at the ABC Television Network. Increased sales of our productions reflected higher international and domestic syndication and DVD sales. Key titles included Extreme Makeover Home Edition, Reaper and Lost. The increase in primetime advertising revenues at the ABC Television Network was driven by higher rates and sold inventory, partially offset by lower ratings in part due to fewer hours of original scripted programming.

Costs and Expenses

Costs and expenses at Media Networks increased 4%, or $205 million, reflecting an 8% increase, or $228 million, at the Cable Networks, and a 1% decrease, or $23 million, at Broadcasting. The increase at Cable Networks was primarily due to higher programming and production costs at ESPN, driven by the addition of NASCAR, and at the worldwide Disney Channel. This increase was partially offset by the absence of Major League Baseball programming costs at ABC Family Channel.

Segment Operating Income

Segment operating income increased 20%, or $365 million, to $2.2 billion due to increases of $258 million at the Cable Networks and $107 million at Broadcasting. The increase at the Cable Networks was primarily due to growth at ESPN, ABC Family and the domestic Disney Channel. The increase at Broadcasting was primarily due to higher advertising revenue at the ABC Television Network and higher sales of our productions in international, domestic syndication and DVD markets. Included in operating

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (continued)

income for Cable Networks is income from equity investees of $272 million for the six months ended March 29, 2008 compared to $241 million in the prior-year period. The increase in income from equity investees was primarily due to higher affiliate and advertising revenue at Lifetime and A&E.

Parks and Resorts

Revenues

Parks and Resorts revenues increased 11%, or $562 million, to $5.5 billion due to increases of $315 million at our domestic resorts and $247 million at our international resorts. Results at our theme parks were favorably impacted by the timing of the Easter holiday season as discussed above.

Domestic Parks and Resorts

At our domestic parks and resorts, revenue growth was due to increases at the Walt Disney World Resort and Disney Vacation Club. Revenue growth at the Walt Disney World Resort was due to increased guest spending and theme park attendance. Increased guest spending was due to higher average ticket prices, higher average daily hotel room rates and increased food and beverage spending. At Disney Vacation Club, revenue growth was driven by vacation club ownership sales, including extensions of the term of ownership on certain existing vacation home properties and higher rentals of vacation club units.

The following table presents attendance, per capita theme park guest spending and hotel statistics for our domestic properties:

	East Coast		West Coast		Total Domestic
	Six Months Ended		Six Months Ended		Six Months Ended
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
Parks
(Increase/decrease)
Attendance	6%	5%	1%	(2) %	4%	3%
Per Capita Guest Spending	3%	5%	5%	1%	4%	4%
Hotels (1)
Occupancy	89%	86%	87%	90%	88%	87%
Available Room Nights (in thousands)	4,286	4,300	401	405	4,687	4,705
Per Room Guest Spending	$228	$ 220	$330	$ 290	$237	$ 226

(1)

Per room guest spending consists of the average daily hotel room rate as well as guest spending on food, beverages and merchandise at the hotels. Hotel statistics include rentals of vacation club units at Disney Vacation Club.

International Parks and Resorts

At our international parks and resorts, revenue growth was driven by an increase at Disneyland Resort Paris due to the favorable impact of foreign currency translation as a result of the weakening of the U.S. dollar against the Euro, and increased theme park attendance and guest spending. Increased guest spending was primarily due to higher average daily hotel room rates.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (continued)

Costs and Expenses

Costs and expenses increased 9%, or $377 million. The increase in costs and expenses was primarily due to increases at Disneyland Resort Paris and the Walt Disney World Resort. The increase at Disneyland Resort Paris was primarily due to the unfavorable impact of foreign currency translation as a result of the weakening of the U.S. dollar against the Euro and higher volume-related costs. The increase at the Walt Disney World Resort was due to labor cost inflation, volume-related costs and new guest offerings.

Segment Operating Income

Segment operating income increased 28%, or $185 million, to $844 million, primarily due to increases at the Walt Disney World Resort, Disneyland Resort Paris and Disney Vacation Club.

Studio Entertainment

Revenues

Revenues increased 7%, or $280 million, to $4.5 billion, primarily due to increases of $269 million in worldwide theatrical distribution and $91 million in international home entertainment, partially offset by a decrease of $84 million in domestic home entertainment.

The increase in worldwide theatrical distribution revenues was primarily due to the strong performance of current period titles including National Treasure 2: Book of Secrets and Enchanted in the domestic and international markets, and the strong performance internationally of Ratatouille, as compared to the prior-year period, which included Déjà Vu in the domestic and international markets and Wild Hogs in the domestic market.

The revenue growth in international home entertainment was primarily due to increased sales of television DVD box-sets which have a higher average unit sales price. The decrease in domestic home entertainment was primarily due to lower unit sales reflecting the performance of current-period titles including Pirates of the Caribbean: At World’s End, Ratatouille and Enchanted, as compared to the strong performance of Pirates of the Caribbean: Dead Man’s Chest, Cars and Little Mermaid Platinum Release in the prior-year period.

Costs and Expenses

Costs and expenses increased 7%, or $226 million, primarily due to increases in worldwide home entertainment and international theatrical distribution, partially offset by lower film cost write-downs.

Higher costs at worldwide home entertainment were primarily due to higher distribution expenses driven by extensive marketing campaigns for the current period titles in international markets. The increase in international theatrical distribution was primarily due to higher distribution expenses and production cost amortization associated with stronger performing current-period titles.

Segment Operating Income

Segment operating income increased 6%, or $54 million, to $891 million, primarily due to an increase in worldwide theatrical distribution, partially offset by a decrease in worldwide home entertainment.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (continued)

Consumer Products

Revenues

Revenues increased 21%, or $246 million, to $1.4 billion primarily due to increases of $150 million at Disney Interactive Studios and $68 million at Merchandise Licensing.

The revenue growth at Disney Interactive Studios was primarily due to the strong performance of new self-published titles including High School Musical, Turok, and Hannah Montana in the current period compared to Meet the Robinsons and Spectrobes in the prior-year period. The increase in Merchandise Licensing revenues was primarily due to higher earned royalties across multiple product categories, led by Hannah Montana and High School Musical merchandise, partially offset by lower recognition of minimum guarantee revenues.

Costs and Expenses

Costs and expenses increased 22%, or $176 million, to $993 million primarily due to higher cost of sales, video game development costs and marketing costs at Disney Interactive Studios and higher operating costs at Merchandise Licensing.

Segment Operating Income

Segment operating income increased 20%, or $71 million, to $429 million primarily due to increases at Merchandise Licensing and Disney Interactive Studios.

OTHER FINANCIAL INFORMATION

Corporate and Unallocated Shared Expenses

Corporate and unallocated shared expenses are as follows:

	Quarter Ended		Change	Six Months Ended		Change
(in millions)	March 29, 2008	March 31, 2007		March 29, 2008	March 31, 2007
Corporate and unallocated shared expenses	$(98)	$(130)	(25) %	$(191)	$(237)	(19) %

Corporate and unallocated shared expenses decreased for the quarter and six months driven by an increase in the allocation of costs to the business segments and the timing of expenses in various corporate departments. The increase for the six months also included a gain on the sale of an asset in the first quarter of fiscal 2008.

Net Interest Expense

Net interest expense is as follows:

	Quarter Ended		Change	Six Months Ended		Change
(in millions)	March 29, 2008	March 31, 2007		March 29, 2008	March 31, 2007
Interest expense	$(186)	$(167)	11%	$(402)	$(355)	13%
Interest and investment income	39	37	5%	132	68	94%

Net interest expense	$(147)	$(130)	13%	$(270)	$(287)	(6) %

The increase in interest expense for the quarter and six months was primarily due to higher average debt balances.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (continued)

Interest and investment income increased for the six months due to a gain on the sale of an investment and a recovery in connection with the Company’s leveraged lease investment with Delta Air Lines which had been written off previously.

Income Taxes

The effective income tax rate is as follows:

	Quarter Ended		Change	Six Months Ended		Change
	March 29, 2008	March 31, 2007		March 29, 2008	March 31, 2007
Effective Income Tax Rate	37.6%	38.7%	(1.1) ppt	37.4%	37.9%	(0.5) ppt

The decrease in the effective income tax rate for the quarter and six months was primarily attributable to increased benefits from Internal Revenue Code (IRC) Section 199 related to qualified domestic production activities, partially offset by the continued phase-out of tax benefits resulting from the exclusion of certain foreign source income. The enactment of IRC Section 199 and the repeal of the exclusion of certain foreign source income were part of the American Jobs Creation Act of 2004.

Minority Interests

Minority interest expense is follows:

	Quarter Ended		Change	Six Months Ended		Change
(in millions)	March 29, 2008	March 31, 2007		March 29, 2008	March 31, 2007
Minority interest expense	$(50)	$(3)	nm	$(74)	$(8)	nm

Minority interest expense increased for the quarter due to the impacts of decreased losses at Hong Kong Disneyland and Disneyland Resort Paris and increased profits at ESPN. For the six months, minority interest expense increased due to the impacts of decreased losses at Disneyland Resort Paris and Hong Kong Disneyland and increased profits at ESPN. The minority interest is determined on income after royalties, financing costs and income taxes.

FINANCIAL CONDITION

The change in cash and cash equivalents is as follows:

	Six Months Ended		Change
(in millions)	March 29, 2008	March 31, 2007
Cash provided by continuing operations	$3,265	$2,698	$567
Cash (used) provided by continuing investing activities	(807)	950	(1,757)
Cash used in continuing financing activities	(2,268)	(3,979)	1,711
Cash flows from discontinued operations	—	102	(102)

Increase/(decrease) in cash and cash equivalents	$190	$(229)	$419

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (continued)

Operating Activities

Cash provided by operations increased by $567 million to $3.3 billion primarily due to higher segment operating income and the timing of payments for accounts payable and accrued expenses, partially offset by the timing of accounts receivable collections and higher investments in Disney Vacation Club properties.

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

The Company’s film and television production and programming activity for the six months ended March 29, 2008 and March 31, 2007 are as follows:

	Six Months Ended
(in millions)	March 29, 2008	March 31, 2007
Beginning balances:
Production and programming assets	$5,682	$5,650
Programming liabilities	(1,210)	(1,118)

	4,472	4,532

Spending:
Film and television production	1,423	1,457
Broadcast programming	2,161	2,278

	3,584	3,735

Amortization:
Film and television production	(1,635)	(1,762)
Broadcast programming	(2,005)	(2,011)

	(3,640)	(3,773)

Change in film and television production and programming costs	(56)	(38)
Other non-cash activity	4	91

Ending balances:
Production and programming assets	5,524	5,808
Programming liabilities	(1,104)	(1,223)

	$4,420	$4,585

Investing Activities

Cash used by continuing investing activities during the six months ended March 29, 2008 of $807 million was primarily due to $596 million of investments in parks, resorts and other property. During the six months ended March 29, 2008 and March 31, 2007, investments in parks, resorts and other properties were as follows:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (continued)

	Six Months Ended
(in millions)	March 29, 2008	March 31, 2007
Media Networks	$98	$73
Parks and Resorts
Domestic	305	269
International	73	127

Total Parks and Resorts	378	396

Studio Entertainment	60	34
Consumer Products	19	11
Corporate	41	32

	$596	$546

Capital expenditures for the Parks and Resorts segment are principally for new rides and attractions and recurring capital improvements.

Financing Activities

Cash used by continuing financing activities during the six months ended March 29, 2008 of $2.3 billion primarily reflected share repurchases and dividends, partially offset by proceeds from the exercise of stock options.

During the six months ended March 29, 2008, the Company’s borrowing activity was as follows:

(in millions)	September 29, 2007	Additions	Payments	Other Activity	March 29, 2008
Commercial paper borrowings	$2,686	$—	$(616)	$—	$2,070
U.S. medium-term notes	6,340	750	(85)	(2)	7,003
Convertible senior notes (1)	1,323	—	—	—	1,323
European medium-term notes	163	—	—	—	163
Capital Cities/ABC debt	181	—	—	(2)	179
Film financing	355	100	(62)	—	393
Other (2)	541	5	(40)	223	729
Euro Disney borrowings (3)	2,476	—	—	292	2,768
Hong Kong Disneyland borrowings	1,107	26	—	29	1,162

Total	$15,172	$881	$(803)	$540	$15,790

(1)	In April 2008, convertible senior notes aggregating $1.3 billion were converted into a total amount of 45 million shares of common stock (see Note 14 to the Condensed Consolidated Financial Statements for further details of the conversion).
(2)	The increase in other activity was primarily due to market value adjustments for debt with qualifying hedges and the purchase of land for a Disney Vacation Club resort in Hawaii.
(3)	The increase in other activity was primarily due to the impact of foreign currency translation as a result of the weakening of the U.S. dollar against the Euro.

The Company’s bank facilities as of March 29, 2008 were as follows:

(in millions)	Committed Capacity	Capacity Used	Unused Capacity
Bank facilities expiring 2010	$2,250	$—	$2,250
Bank facilities expiring 2011	2,250	219	2,031

Total	$4,500	$219	$4,281

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (continued)

These bank facilities allow for borrowings at LIBOR-based rates plus a spread, which depends on the Company’s public debt rating and can range from 0.175% to 0.75%. As of March 29, 2008, the Company had not borrowed under these bank facilities. The Company also has the ability to issue up to $800 million of letters of credit under the facility expiring in 2011, which if utilized, reduces available borrowings under this facility. As of March 29, 2008, $219 million of letters of credit had been issued under this facility.

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

During the six months ended March 29, 2008, the Company repurchased 61 million shares of Disney common stock for $2.0 billion. As of March 29, 2008, the Company had remaining authorization in place to repurchase approximately 262 million additional shares, of which the Company repurchased 13 million shares for $418 million subsequent to quarter-end through May 5, 2008. The repurchase program does not have an expiration date.

We believe that the Company’s financial condition is strong and that its cash balances, other liquid assets, operating cash flows, access to debt and equity capital markets and borrowing capacity, taken together, provide adequate resources to fund ongoing operating requirements and future capital expenditures related to the expansion of existing businesses and development of new projects. However, the Company’s operating cash flow and access to the capital markets can be impacted by macroeconomic factors outside of its control. In addition to macroeconomic factors, the Company’s borrowing costs can be impacted by short and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on the Company’s performance as measured by certain credit metrics such as interest coverage and leverage ratios. As of March 29, 2008, Moody’s Investors Service’s long and short-term debt ratings for the Company were A2 and P-1, respectively, with stable outlook; and Standard & Poor’s long and short-term debt ratings for the Company were A and A-1, respectively, with stable outlook. The Company’s bank facilities contain only one financial covenant, relating to interest coverage, which the Company met on March 29, 2008, by a significant margin. The Company’s bank facilities also specifically exclude certain entities, such as Euro Disney and Hong Kong Disneyland, from any representations, covenants or events of default.

Prior to November 14, 2007, Hong Kong Disneyland’s commercial term loan and revolving credit facility agreement contained semi-annual financial performance covenants and had a final maturity of October 26, 2015. In anticipation of the prospect that the covenants would not be met as of the September 29, 2007 measurement date, effective November 14, 2007, the agreement was amended to remove the financial performance covenants, shorten the maturity of the loan to September 30, 2008 and decrease the amount of the revolving credit facility from HK$1 billion (approximately $129 million) to HK$800 million (approximately $103 million). The commercial term loan had a balance of approximately HK$2.2 billion ($283 million) excluding accrued interest, and the revolving credit facility had a balance of approximately HK$200 million ($26 million), as of March 29, 2008.

To support operating needs in the near term, the Company agreed to waive management fees for fiscal 2008 and fiscal 2009 and defer royalties for those years, with payment of the deferred royalties dependent upon the future operating performance of Hong Kong Disneyland. Hong Kong Disneyland expects to need additional sources of financing to meet its financial and development needs at and

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (continued)

beyond the maturity of the commercial loan and revolving credit facility and is currently engaged in discussions with the Company and Hong Kong Disneyland’s majority shareholder (the Government of the Hong Kong Special Administrative Region) regarding financing arrangements to assist in meeting these needs. The Company expects that such financing likely would include additional investment by the Company. If the shareholders do not reach agreement prior to the September 30, 2008 maturity date of the commercial term loan and revolving credit facility, Hong Kong Disneyland would be required to make alternative arrangements to meet its financial and development needs.

Euro Disney has covenants under its debt agreements that limit its investment and financing activities. Euro Disney is also required to meet financial performance covenants that necessitated improvements to its operating margin. For fiscal 2008, if compliance with financial performance covenants cannot be achieved through increased revenues, Euro Disney will have to appropriately reduce operating costs, curtail a portion of planned capital expenditures and/or seek assistance from the Company or other parties as permitted under the loan agreements. Although no assurances can be given, Euro Disney currently believes that it will meet its financial performance covenants in fiscal year 2008 through increased revenues and continuing cost containment, without the need for any of the additional measures referred to above.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (continued)

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (continued)

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (continued)

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

Income Tax Audits

As a matter of course, the Company is regularly audited by federal, state and foreign tax authorities. From time to time, these audits result in proposed assessments. Our determinations regarding the recognition of income tax benefits are made in consultation with outside tax and legal counsel where appropriate and are based upon the technical merits of our tax positions in consideration of applicable tax statutes and related interpretations and precedents and upon the expected outcome of proceedings (or negotiations) with taxing and legal authorities. The tax benefits ultimately realized by the Company may differ from those recognized in our financial statements based on a number of factors, including the Company’s decision to settle rather than litigate a matter, relevant legal precedent related to similar matters and the Company’s success in supporting its filing positions with taxing authorities. During fiscal 2008, the Company adopted FIN 48. See Note 12 to the Condensed Consolidated Financial Statements for more detailed information.

Stock Option Compensation Expense

Compensation expense for stock options is estimated on the date of grant using a binomial valuation model. The weighted average assumptions used in the binomial valuation model during the six months ended March 29, 2008 were 29% for the expected volatility, 1.4 for the expected exercise multiple (the multiple of exercise price to grant price at which exercises are expected to occur on average) and 8% for the expected termination rate. Although the initial fair value of stock options is not adjusted after the grant date, changes in the Company’s assumptions may change the estimated fair value of and therefore, the expense related to future stock option grants. The assumptions that cause the greatest variation in fair value in the binomial valuation model are the assumed volatility and expected exercise multiple.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (continued)

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (continued)

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

Based on their evaluation as of March 29, 2008, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

There have been no changes in our internal controls over financial reporting or in factors affecting internal control over financial reporting during the second quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings

Since our Form 10-Q filing for the quarter ended December 29, 2007, developments identified below occurred in the following legal proceedings. For information on certain other legal proceedings, see Note 11 to the Condensed Consolidated Financial Statements included in this report.

Milne and Disney Enterprises, Inc. v. Stephen Slesinger, Inc. On November 5, 2002, Clare Milne, the granddaughter of A. A. Milne, author of the Winnie the Pooh books, and the Company’s subsidiary Disney Enterprises, Inc. (DEI) filed a complaint against Stephen Slesinger, Inc. (SSI) in the United States District Court for the Central District of California. On November 4, 2002, Ms. Milne served notices to SSI and DEI terminating A. A. Milne’s prior grant of rights to Winnie the Pooh, effective November 5, 2004, and granted all of those rights to DEI. In their lawsuit, Ms. Milne and DEI sought a declaratory judgment, under United States copyright law, that Ms. Milne’s termination notices were valid; that SSI’s rights to Winnie the Pooh in the United States terminated effective November 5, 2004; that upon termination of SSI’s rights in the United States, the 1983 licensing agreement that is the subject of the Stephen Slesinger, Inc. v. The Walt Disney Company lawsuit (the “state court action”) terminated by operation of law; and that, as of November 5, 2004, SSI was entitled to no further royalties for uses of Winnie the Pooh. SSI filed (a) an answer denying the material allegations of the complaint and (b) counterclaims seeking a declaration that (i) Ms. Milne’s grant of rights to DEI is void and unenforceable and (ii) DEI remains obligated to pay SSI royalties under the 1983 licensing agreement. The District Court ruled that Milne’s termination notices were invalid. The Court of Appeals for the Ninth Circuit affirmed, and on June 26, 2006, the United States Supreme Court denied Milne’s petition for a writ of certiorari. On August 1, 2003, SSI filed an amended answer and counterclaims and a third-party complaint against Harriet Hunt (heir to E. H. Shepard, illustrator of the original Winnie the Pooh stories), who had served a notice of termination and a grant of rights similar to Ms. Milne’s, and asserted counterclaims against the Company allegedly arising from the Milne and Hunt terminations and the grant of rights to DEI for (a) unlawful and unfair business practices; and (b) breach of the 1983 licensing agreement.

On October 19, 2006, the parties stipulated to SSI’s filing its Fourth Amended Answer and Counterclaims (Fourth Amended Answer) seeking (a) to invalidate the Hunt termination notice, (b) to terminate the Company’s rights vis-à-vis SSI, and (c) damages in excess of two billion dollars, among other relief. That stipulation also provided that Hunt and the Company need not respond to the Fourth Amended Answer until the conclusion of two events: the state court appeal in Stephen Slesinger, Inc. v. The Walt Disney Company, and the trial in the District Court on the validity of the Hunt termination notice. SSI then sought to withdraw both the Fourth Amended Answer and its stipulation, but on November 3, 2006, the District Court denied that request. SSI’s motion for summary judgment on the validity of Hunt’s 2002 attempt to recapture E. H. Shepard’s rights was granted on February 15, 2007, and thereafter, on March 27, 2007, the District Court dismissed as moot all claims against Hunt and three of SSI’s counterclaims against the Company related to the Company’s agreements with Milne and Hunt concerning the termination and disposition of their rights. On January 3, 2008, the California Supreme Court denied SSI’s petition for review in the state court action, whereupon on April 21, 2008, the Company moved for summary judgment on all of SSI’s claims in the District Court action.

Relatedly, on January 23, 2007, August 22, 2007, February 8, 2008, and April 18, 2008, SSI initiated proceedings in the United States Patent and Trademark Office (PTO) seeking, among other things, cancellation of certain Winnie the Pooh trademark registrations. On February 22, 2007, the PTO suspended the first proceeding on the grounds that the relief sought is effectively duplicative of that sought in the Fourth Amended Answer, on March 5, 2008, it suspended the second proceeding, and on March 10, 2008, DEI moved to suspend the third proceeding. Also, on February 7, 2008, SSI initiated an action before the Canadian Intellectual Property Office seeking cancellation of certain Winnie the Pooh trademark registrations.

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

On November 5, 2007, members of the Writers Guild of America commenced a work stoppage, which ended February 12, 2008. The work stoppage limited production of original scripted programming, which has limited the airing of original scripted programming on the Company’s television network and resulted in reduced revenue and profitability. The magnitude of any further reduction in revenue and the future impact, if any, on profitability will depend on a variety of factors including consumer acceptance of programming. Moreover, the Company and other producers are currently in negotiations with the Screen Actors Guild and the American Federation of Television and Radio Artists, both of whose contracts expire on June 30, 2008. There can be no assurance that these negotiations will result in an agreement without a work stoppage, and any work stoppage could limit production and distribution of films or result in further limitations on production and airing of television programming, either of which could have a negative impact on revenues and profitability.

PART II. OTHER INFORMATION (continued)

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended March 29, 2008:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
December 30, 2007 – January 31, 2008	13,178,654	30.37	12,647,400	279 million
February 1, 2008 – February 29, 2008	7,637,370	31.46	7,515,000	271 million
March 1, 2008 – March 29, 2008	9,799,381	31.49	9,687,300	262 million

Total	30,615,405	31.00	29,849,700	262 million

(1)	765,705 shares were purchased on the open market to provide shares to participants in the Walt Disney Investment Plan (WDIP) and Employee Stock Purchase Plan (ESPP). These purchases were not made pursuant to a publicly announced repurchase plan or program.

(2)	Under a share repurchase program implemented effective June 10, 1998, the Company is authorized to repurchase shares of its common stock. On May 1, 2007, following share repurchases made through May 1, 2007, the Company’s Board of Directors increased the repurchase authorization to a total of 400 million shares as of that date. The repurchase program does not have an expiration date.

ITEM 4.  Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of security holders during the Company’s annual meeting of shareholders held on March 6, 2008.

1.	Election of Directors:	For	Against	Abstentions
	Susan E. Arnold	1,628,370,312	37,425,131	5,731,116
	John E. Bryson	1,623,000,065	42,226,699	6,299,795
	John S. Chen	1,626,964,396	39,371,528	5,190,635
	Judith L. Estrin	1,635,133,074	30,062,744	6,330,741
	Robert A. Iger	1,634,698,382	28,633,746	8,194,431
	Steven P. Jobs	1,272,284,054	388,103,516	11,138,989
	Fred H. Langhammer	1,626,033,019	39,918,440	5,575,100
	Aylwin B. Lewis	1,625,011,706	41,078,153	5,436,700
	Monica C. Lozano	1,634,925,006	30,028,827	6,572,726
	Robert W. Matschullat	1,636,045,723	29,980,443	5,500,393
	John E. Pepper, Jr.	1,636,469,567	29,748,209	5,308,783
	Orin C. Smith	1,633,174,859	31,822,614	6,529,086

2.	Ratification of PricewaterhouseCoopers LLP as registered public accountants	1,628,601,162	20,382,702	22,542,695

		For	Against	Abstentions	Broker Non-Votes
3.	Approval of amendments to the Amended and Restated 2005 Stock Incentive Plan	1,128,587,512	245,617,366	25,889,690	271,431,991

4.	Approval of terms of the Amended and Restated 2002 Executive Performance Plan	1,299,878,326	70,543,503	29,672,739	271,431,991

PART II. OTHER INFORMATION (continued)

ITEM 6.  Exhibits

See Index of Exhibits.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WALT DISNEY COMPANY

(Registrant)

By:	/s/THOMAS O. STAGGS
Thomas O. Staggs, Senior Executive Vice President and Chief Financial Officer

May 6, 2008 Burbank, California

INDEX OF EXHIBITS

Number and Description of Exhibit (Numbers Coincide with Item 601 of Regulation S-K)		Document Incorporated by Reference from a Previous Filing or Filed Herewith, as Indicated below
10.1	Employment Agreement, dated as of March 19, 2008, between the Company and Dennis W. Shuler	Filed herewith

10.2	Amended and Restated 2005 Stock Incentive Plan	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed February 1, 2008

10.3	Amended and Restated 2002 Executive Performance Plan	Annex A of the Registrant’s Proxy Statement dated January 11, 2008

31(a)	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31(b)	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32(a)	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished

32(b)	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished

*    A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.