Form 10-Q
period 2008-06-28
WALT DISNEY CO/
filed 2008-07-30
CIK 1001039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended	Commission File Number 1-11605
June 28, 2008

Incorporated in Delaware	I.R.S. Employer Identification
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

Yes              No  X

There were 1,876,424,814 shares of common stock outstanding as of July 25, 2008.

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

THE WALT DISNEY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited; in millions, except per share data)

	Quarter Ended		Nine Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Revenues	$9,236	$9,045	$28,398	$26,580

Costs and expenses	(7,215)	(7,022)	(22,446)	(21,370)

Other income	32	—	32	1,052

Net interest expense	(141)	(143)	(411)	(430)

Equity in the income of investees	175	147	442	389

Income from continuing operations before income taxes and minority interests	2,087	2,027	6,015	6,221

Income taxes	(712)	(762)	(2,183)	(2,353)

Minority interests	(91)	(69)	(165)	(77)

Income from continuing operations	1,284	1,196	3,667	3,791

Income (loss) from discontinued operations, net of tax	—	(18)	—	19

Net income	$1,284	$1,178	$3,667	$3,810

Diluted earnings per share:
Earnings per share, continuing operations	0.66	0.58	1.87	1.80
Earnings per share, discontinued operations	—	(0.01)	—	0.01

Earnings per share	$0.66	$0.57	$1.87	$1.81

Basic earnings per share:
Earnings per share, continuing operations	0.68	0.60	1.93	1.87
Earnings per share, discontinued operations	—	(0.01)	—	0.01

Earnings per share	$0.68	$0.59	$1.93	$1.88

Weighted average number of common and common equivalent shares outstanding:
Diluted	1,940	2,070	1,963	2,115

Basic	1,900	1,982	1,896	2,027

See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited; in millions, except per share data)

	June 28, 2008	September 29, 2007
ASSETS
Current assets
Cash and cash equivalents	$2,589	$3,670
Receivables	5,669	5,032
Inventories	992	641
Television costs	508	559
Deferred income taxes	862	862
Other current assets	623	550

Total current assets	11,243	11,314

Film and television costs	5,183	5,123
Investments	1,418	995
Parks, resorts and other property, at cost
Attractions, buildings and equipment	31,702	30,260
Accumulated depreciation	(16,321)	(15,145)

	15,381	15,115
Projects in progress	980	1,147
Land	1,189	1,171

	17,550	17,433
Intangible assets, net	2,474	2,494
Goodwill	22,121	22,085
Other assets	1,593	1,484

	$61,582	$60,928

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and other accrued liabilities	$5,246	$5,949
Current portion of borrowings	2,050	3,280
Unearned royalties and other advances	2,743	2,162

Total current liabilities	10,039	11,391

Borrowings	11,522	11,892
Deferred income taxes	2,258	2,573
Other long-term liabilities	3,748	3,024
Minority interests	1,236	1,295
Commitments and contingencies
Shareholders’ equity
Preferred stock, $.01 par value
Authorized – 100 million shares, Issued – none	—	—
Common stock, $.01 par value
Authorized – 3.6 billion shares, Issued – 2.6 billion shares	26,274	24,207
Retained earnings	27,660	24,805
Accumulated other comprehensive loss	(59)	(157)

	53,875	48,855

Treasury stock, at cost, 730.3 million shares at June 28, 2008 and 637.8 million shares at September 29, 2007	(21,096)	(18,102)

	32,779	30,753

	$61,582	$60,928

See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in millions)

	Nine Months Ended
	June 28, 2008	June 30, 2007
OPERATING ACTIVITIES OF CONTINUING OPERATIONS
Net income	$3,667	$3,810
Income from discontinued operations	—	(19)
Depreciation and amortization	1,178	1,109
Gains on sales of equity investments and business	(14)	(1,052)
Deferred income taxes	(48)	(77)
Equity in the income of investees	(442)	(389)
Cash distributions received from equity investees	367	339
Minority interests	165	77
Net change in film and television costs	(67)	191
Equity-based compensation	290	319
Other	(169)	(133)
Changes in operating assets and liabilities:
Receivables	(700)	(508)
Inventories	(224)	85
Other assets	(23)	96
Accounts payable and other accrued liabilities	230	(331)
Income taxes	(9)	308

Cash provided by continuing operations	4,201	3,825

INVESTING ACTIVITIES OF CONTINUING OPERATIONS
Investments in parks, resorts and other property	(949)	(986)
Proceeds from sales of equity investments and business	14	1,530
Acquisitions (including equity investments)	(488)	(231)
Other	42	92

Cash (used) provided by continuing investing activities	(1,381)	405

FINANCING ACTIVITIES OF CONTINUING OPERATIONS
Commercial paper (repayments) / borrowings, net	(1,447)	1,680
Borrowings	1,000	1,632
Reduction of borrowings	(288)	(1,916)
Dividends	(664)	(637)
Repurchases of common stock	(2,994)	(5,198)
Exercise of stock options and other	492	1,158

Cash used by continuing financing activities	(3,901)	(3,281)

CASH FLOW OF DISCONTINUED OPERATIONS
Net cash provided by operating activities of discontinued operations	—	29
Net cash used in investing activities of discontinued operations	—	(3)
Net cash provided by financing activities of discontinued operations	—	78

(Decrease)/increase in cash and cash equivalents	(1,081)	1,053
Cash and cash equivalents, beginning of period	3,670	2,411

Cash and cash equivalents, end of period	$2,589	$3,464

See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

1.	Principles of Consolidation

These Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, normal recurring adjustments considered necessary for a fair presentation have been reflected in these Condensed Consolidated Financial Statements. Operating results for the quarter and nine months ended June 28, 2008 are not necessarily indicative of the results that may be expected for the year ending September 27, 2008. Certain reclassifications have been made in the prior year financial statements to conform to the current year presentation.

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

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

	Quarter Ended		Nine Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Revenues (1)(2) :
Media Networks	$4,123	$3,829	$11,904	$11,071
Parks and Resorts	3,038	2,904	8,535	7,839
Studio Entertainment	1,433	1,775	5,896	5,958
Consumer Products	642	537	2,063	1,712

	$9,236	$9,045	$28,398	$26,580

Segment operating income (1)(2) :
Media Networks	$1,472	$1,356	$3,697	$3,216
Parks and Resorts	641	621	1,485	1,280
Studio Entertainment	97	190	988	1,027
Consumer Products	113	118	542	476

	$2,323	$2,285	$6,712	$5,999

(1)

Studio Entertainment segment revenues and operating income include an allocation of Consumer Products revenues, which is meant to reflect royalties on Consumer Products sales of merchandise based on certain Studio film properties. Consumer Products results exclude amounts allocated to Studio Entertainment. This intersegment revenue and operating income was $37 million and $43 million for the quarters ended June 28, 2008 and June 30, 2007, respectively, and $142 million and $141 million for the nine months ended June 28, 2008 and June 30, 2007, respectively.

(2)

Beginning with the first quarter of fiscal 2008, the Company began reporting Hyperion Publishing in the Media Networks segment. Previously, Hyperion Publishing had been reported in the Consumer Products segment. Prior-period amounts (which are not material) have been reclassified to conform to the current presentation.

A reconciliation of segment operating income to income from continuing operations before income taxes and minority interests is as follows:

	Quarter Ended		Nine Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Segment operating income	$2,323	$2,285	$6,712	$5,999
Corporate and unallocated shared expenses	(127)	(115)	(318)	(352)
Equity-based compensation plan modification charge	—	—	—	(48)
Other income	32	—	32	1,052
Net interest expense	(141)	(143)	(411)	(430)

Income from continuing operations before income taxes and minority interests	$2,087	$2,027	$6,015	$6,221

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

3.	Acquisitions and Dispositions and Other Income

Acquisitions

On May 9, 2008, the Company acquired an additional 18% fully diluted interest (bringing the total fully diluted interest to 32%) in UTV Software Communications Limited (UTV), a media company headquartered and publicly traded in India, for approximately $197 million. As required by Indian securities regulations, the Company is required to make an open tender offer to purchase up to an additional 20% of the voting shares of UTV held by the public at the same price per share. The Company is waiting for regulatory approval in India to execute the open offer for additional shares, which will be completed approximately two months after approval is received. The additional shares acquired by the Company in the open offer, if any, are subject to certain voting restrictions and a call option held by the primary shareholders that provides for a price no less than the price paid by the Company to acquire the shares. In addition to the acquisition of UTV, the Company has committed to invest $30 million in a UTV subsidiary, UTV Global Broadcasting Limited (UGBL), subject to regulatory approval in India.

On April 30, 2008, the Company acquired the Disney Stores in North America from subsidiaries of The Children’s Place Retail Stores, Inc. (TCP) for cash consideration totaling approximately $64 million and terminated TCP’s long-term licensing arrangement relating to the Disney Stores. The Company acquired the inventory, leasehold improvements, and certain fixed assets of, and assumed the leases on, approximately 225 stores that it intends to operate. The Company conducted the wind-down and closure of an additional 89 stores but did not assume the leases on these stores.

In connection with the acquisition, the Company waived its rights to certain claims against TCP and, as required by the provisions of Emerging Issues Task Force Issue No. 04-1, Accounting for Pre-Existing Relationships between the Parties to a Business Combination, recorded an $18 million non-cash gain for the estimated fair value of the claims. The gain is classified in “Other income” in the Consolidated Statement of Income.

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

Dispositions

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

On November 21, 2006, in connection with the execution of new long-term agreements for the provision of programming to cable service provider Comcast Corporation (Comcast), the Company sold its 39.5% interest in E! Entertainment Television (E!) to Comcast (which owned the remainder of the interest in E!) for $1.23 billion, which resulted in a pre-tax gain of $780 million ($487 million after-tax). On October 2, 2006, the Company sold its 50% stake in Us Weekly for $300 million, which resulted in a pre-tax gain of $272 million ($170 million after-tax). These gains are reported in “Other income” in the Condensed Consolidated Statements of Income.

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

Other income

During the nine months ended June 28, 2008 and June 30, 2007, other income was as follows:

	Nine Months Ended
	June 28, 2008	June 30, 2007
Gain on sale of movies.com	$14	$—
Accounting gain related to the acquisition of the Disney Stores in North America	18	—
Gain on sale of equity investment in E!	—	780
Gain on sale of equity investment in Us Weekly	—	272

	$32	$1,052

4.	Borrowings

During the nine months ended June 28, 2008, the Company’s borrowing activity was as follows:

	September 29, 2007	Additions	Payments	Other Activity	June 28, 2008
Commercial paper borrowings	$2,686	$—	$(1,447)	$—	$1,239
U.S. medium-term notes	6,340	750	(85)	(1)	7,004
Convertible senior notes (1)	1,323	—	(3)	(1,320)	—
European medium-term notes	163	93	—	(3)	253
Capital Cities/ABC debt	181	—	—	(2)	179
Film financing	355	102	(135)	—	322
Other (2)	541	17	(40)	169	687
Euro Disney borrowings (3)	2,476	—	(62)	296	2,710
Hong Kong Disneyland borrowings	1,107	38	—	33	1,178

Total	$15,172	$1,000	$(1,772)	$(828)	$13,572

(1)

In April 2008, the Company redeemed the convertible senior notes (the Notes). Pursuant to the redemption, substantially all of the Notes were converted into 45 million shares of the Company’s common stock.

(2)	The other activity is primarily the purchase of land for a Disney Vacation Club resort in Hawaii and market value adjustments for debt with qualifying hedges.
(3)	The other activity is primarily the impact of foreign currency translation as a result of the weakening of the U.S. dollar against the Euro.

5.	Euro Disney and Hong Kong Disneyland

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

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

The following table presents a condensed consolidating balance sheet for the Company as of June 28, 2008, reflecting the impact of consolidating the balance sheets of Euro Disney and Hong Kong Disneyland.

	Before Euro Disney and Hong Kong Disneyland Consolidation	Euro Disney, Hong Kong Disneyland and Adjustments	Total
Cash and cash equivalents	$2,035	$554	$2,589
Other current assets	8,327	327	8,654

Total current assets	10,362	881	11,243
Investments	2,099	(681)	1,418
Fixed assets	12,516	5,034	17,550
Other assets	31,309	62	31,371

Total assets	$56,286	$5,296	$61,582

Current portion of borrowings	$1,593	$457	$2,050
Other current liabilities	7,286	703	7,989

Total current liabilities	8,879	1,160	10,039
Borrowings	8,091	3,431	11,522
Deferred income taxes and other long-term liabilities	5,820	186	6,006
Minority interest	717	519	1,236
Shareholders’ equity	32,779	—	32,779

Total liabilities and shareholders’ equity	$56,286	$5,296	$61,582

The following table presents a condensed consolidating income statement of the Company for the nine months ended June 28, 2008, reflecting the impact of consolidating the income statements of Euro Disney and Hong Kong Disneyland.

	Before Euro Disney and Hong Kong Disneyland Consolidation	Euro Disney, Hong Kong Disneyland and Adjustments	Total
Revenues	$26,764	$1,634	$28,398
Cost and expenses	(20,841)	(1,605)	(22,446)
Other income	32	—	32
Net interest expense	(278)	(133)	(411)
Equity in the income of investees	406	36	442

Income from continuing operations before income taxes and minority interests	6,083	(68)	6,015
Income taxes	(2,183)	—	(2,183)
Minority interests	(233)	68	(165)

Net income	$3,667	$—	$3,667

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

The following table presents a condensed consolidating cash flow statement of the Company for the nine months ended June 28, 2008, reflecting the impact of consolidating the cash flow statements of Euro Disney and Hong Kong Disneyland.

	Before Euro Disney and Hong Kong Disneyland Consolidation	Euro Disney, Hong Kong Disneyland and Adjustments	Total
Cash provided by operations	$4,121	$80	$4,201
Investments in parks, resorts and other property	(850)	(99)	(949)
Other investing activities	(425)	(7)	(432)
Cash used in financing activities	(3,877)	(24)	(3,901)

Decrease in cash and cash equivalents	(1,031)	(50)	(1,081)
Cash and cash equivalents, beginning of period	3,066	604	3,670

Cash and cash equivalents, end of period	$2,035	$554	$2,589

6.	Pension and Other Benefit Programs

The components of net periodic benefit cost are as follows:

	Pension Plans				Postretirement Medical Plans
	Quarter Ended		Nine Months Ended		Quarter Ended		Nine Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Service cost	$44	$46	$134	$130	$5	$5	$16	$17
Interest cost	81	74	242	222	15	14	47	44
Expected return on plan assets	(89)	(75)	(267)	(227)	(6)	(5)	(19)	(15)
Recognized net actuarial loss	10	12	28	38	—	—	1	—

Net periodic benefit cost	$46	$57	$137	$163	$14	$14	$45	$46

Based on current actuarial projections, the Company expects that it will not be required to make contributions to its pension plans during fiscal 2008 under the funding regulations associated with the Pension Protection Act of 2006 (PPA). During the nine months ended June 28, 2008, the Company contributed approximately $20 million, primarily to post-retirement medical and pension plans not subject to the PPA, and does not anticipate contributing material amounts to its pension and post-retirement medical plans in the fourth quarter of fiscal 2008.

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

7.	Earnings Per Share

Diluted earnings per share amounts are based upon the weighted average number of common and common equivalent shares outstanding during the period and are calculated using the treasury stock method for equity-based compensation awards and assuming conversion of the Company’s convertible senior notes which were redeemed during the quarter. Options excluded from the diluted earnings per share calculation as they were anti-dilutive were 74 million and 39 million shares for the quarters ended June 28, 2008 and June 30, 2007, respectively, and 67 million and 41 million for the nine months ended June 28, 2008 and June 30, 2007, respectively. A reconciliation of income from continuing operations and weighted average number of common and common equivalent shares outstanding for calculating diluted earnings per share is as follows:

	Quarter Ended		Nine Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Income from continuing operations	$1,284	$1,196	$3,667	$3,791
Interest expense on convertible senior notes (net of tax)	1	5	12	16

	$1,285	$1,201	$3,679	$3,807

Shares (in millions):
Weighted average number of common shares outstanding (basic)	1,900	1,982	1,896	2,027
Weighted average dilutive impact of equity-based compensation awards	33	43	35	43
Weighted average assumed conversion of convertible senior notes (see Note 4)	7	45	32	45

Weighted average number of common and common equivalent shares outstanding (diluted)	1,940	2,070	1,963	2,115

8.	Shareholders’ Equity

The Company declared a $664 million dividend ($0.35 per share) on November 28, 2007, related to fiscal 2007, which was paid on January 11, 2008, to shareholders of record on December 7, 2007. The Company paid a $637 million dividend ($0.31 per share) during the second quarter of fiscal 2007 related to fiscal 2006.

During the first nine months of fiscal 2008, the Company repurchased 93 million shares for approximately $3.0 billion, of which 32 million shares for $1.0 billion were purchased in the third quarter. As of June 28, 2008, the Company had remaining authorization in place to repurchase approximately 230 million additional shares, of which the Company repurchased 21 million shares for $645 million subsequent to quarter-end through July 25, 2008. The repurchase program does not have an expiration date.

The Company received proceeds of $451 million from the exercise of 21 million stock options during the first nine months of fiscal 2008.

The Company also has 1.0 billion shares of Internet Group Stock at $.01 par value authorized. No shares are issued or outstanding.

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

9.	Comprehensive Income

Comprehensive income (loss), net of tax, is as follows:

	Quarter Ended		Nine Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Net income	$1,284	$1,178	$3,667	$3,810
Market value adjustments for investments and hedges	61	(2)	33	(18)
Pension and postretirement medical adjustments	6	—	18	—
Foreign currency translation and other	(4)	4	47	44

Comprehensive income	$1,347	$1,180	$3,765	$3,836

Accumulated other comprehensive income (loss), net of tax, is as follows:

	June 28, 2008	September 29, 2007
Market value adjustments for investments and hedges	$(9)	$(42)
Unrecognized pension and postretirement medical expense	(261)	(279)
Foreign currency translation and other	211	164

Accumulated other comprehensive loss	$(59)	$(157)

10.	Equity-Based Compensation

The impact of stock options and restricted stock units (RSUs) on income from continuing operations is as follows:

	Quarter Ended		Nine Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Stock option compensation expense	$42	$44	$156	$157
RSU compensation expense	47	42	134	114

	89	86	290	271
Equity-based compensation plan modification charge (1)	—	—	—	48

Total equity-based compensation expense	$89	$86	$290	$319

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

Unrecognized compensation cost related to unvested stock options and RSUs totaled approximately $468 million and $521 million, respectively, as of June 28, 2008.

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

For the nine months ended June 28, 2008, the Company made stock compensation grants, which included its regular annual grant, consisting of 29 million stock options and 10 million RSUs, of which two million RSUs included market and/or performance conditions.

The weighted average grant date fair values of options issued during the nine months ended June 28, 2008, and June 30, 2007, were $8.19 and $9.26, respectively.

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

On October 19, 2006, the parties stipulated to SSI’s filing its Fourth Amended Answer and Counterclaims (Fourth Amended Answer) seeking (a) to invalidate the Hunt termination notice, (b) to terminate the Company’s rights vis-à-vis SSI, and (c) damages in excess of two billion dollars, among other relief. That stipulation also provided that Hunt and the Company need not respond to the Fourth Amended Answer until the conclusion of two events: the state court appeal in Stephen Slesinger, Inc. v. The Walt Disney Company, and the trial in the District Court on the validity of the Hunt termination notice. SSI then sought to withdraw both the Fourth Amended Answer and its stipulation, but on November 3, 2006, the District Court denied that request. SSI’s motion for summary judgment on the validity of Hunt’s 2002 attempt to recapture E. H. Shepard’s rights was granted on February 15, 2007, and thereafter, on March 27, 2007, the District Court dismissed as moot all claims against Hunt and three of SSI’s counterclaims against the Company related to the Company’s agreements with Milne and Hunt concerning the termination and disposition of their rights. On January 3, 2008, the California Supreme Court denied SSI’s petition for review in the state court action, whereupon on April 21, 2008, the Company moved for summary judgment on all of SSI’s claims in the District Court action. On June 3,

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

2008, the District Court ordered further briefing on the issue of whether SSI’s misconduct in the state court action warrants dismissal of all of its claims in the District Court.

Relatedly, on January 23, 2007, August 22, 2007, February 8, 2008, and April 18, 2008, SSI initiated proceedings in the United States Patent and Trademark Office (PTO) seeking, among other things, cancellation of certain Winnie the Pooh trademark registrations. On February 22, 2007, the PTO suspended the first proceeding on the grounds that the relief sought is effectively duplicative of that sought in the Fourth Amended Answer, on March 5, 2008, it suspended the second proceeding, and on March 10, 2008, and May 18, 2008, respectively, DEI moved to suspend the third and fourth proceeding, which motions are pending. The PTO has granted SSI extensions until August 9, 2008, and August 27, 2008, to file additional proceedings seeking cancellation of certain other Winnie the Pooh trademark registrations. Also, on February 7, 2008, SSI initiated an action before the Canadian Intellectual Property Office seeking cancellation of certain Winnie the Pooh trademark registrations.

The Company, together with, in some instances, certain of its directors and officers, is a defendant or co-defendant in various other legal actions involving copyright, breach of contract and various other claims incident to the conduct of its businesses. Management does not expect the Company to suffer any material liability by reason of such actions.

Contractual Guarantees

The Company has guaranteed certain special assessment and water/sewer revenue bonds issued by the Celebration Community Development District and the Enterprise Community Development District (collectively, the Districts). The bond proceeds were used by the Districts to finance the construction of infrastructure improvements and the water and sewer system in the mixed-use, residential community of Celebration, Florida. As of September 29, 2007, the remaining debt service obligation guaranteed by the Company was $66 million, of which $43 million was principal. During the second quarter of fiscal 2008, the Company was released as a guarantor of certain bonds issued by the Enterprise Community Development District such that the remaining debt service obligations for which the Company has provided guarantees are not material to the Company.

The Company has also guaranteed certain bond issuances by the Anaheim Public Authority that were used by the City of Anaheim to finance construction of infrastructure and a public parking facility adjacent to the Disneyland Resort. Revenues from sales, occupancy and property taxes from the Disneyland Resort and non-Disney hotels are used by the City of Anaheim to repay the bonds. In the event of a debt service shortfall, the Company is responsible for satisfying the shortfall. As of June 28, 2008, the remaining debt service obligation guaranteed by the Company was $383 million, of which $101 million was principal. To the extent that subsequent tax revenues exceed the debt service payments in subsequent periods, the Company would be reimbursed for any shortfalls it funded.

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

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) at the beginning of fiscal year 2008. See Note 13 for the impact of adopting FIN 48.

As of the beginning of fiscal 2008, the Company had unrecognized tax benefits—that is, the aggregate tax effect of differences between tax return positions and the benefits recognized in our financial statements—totaling $630 million which does not include accrued interest on tax exposures and is not reduced for offsetting benefits in other tax jurisdictions. Of this amount, $352 million, if recognized, would reduce our income tax expense and effective tax rate after giving effect to offsetting benefits from other tax jurisdictions. During the nine months ended June 28, 2008, the Company recorded additional unrecognized tax benefits, net of reductions for audit resolutions, totaling $82 million.

As of the beginning of fiscal 2008, the Company had accrued $137 million in interest related to unrecognized tax benefits, and additional interest of $35 million was accrued during the nine months ended June 28, 2008. In the current quarter, the Company reached resolution with respect to the Internal Revenue Service’s examination of the Company’s federal income tax returns for fiscal years 2001 through 2004 (IRS 01-04 Exam). The Company recorded a $37 million reduction in previously accrued interest primarily due to the resolution of the IRS 01-04 Exam. The Company’s policy is to report interest and penalties as a component of income tax expense.

We also reduced our unrecognized tax benefits by $121 million, of which $39 million was recorded as a reduction in income tax expense due to the resolution of the IRS 01-04 Exam. The Company is also subject to state and local and foreign tax audits. In the current quarter, all remaining issues relating to the California examination of fiscal years 1997 through 1999 were resolved. In the prior quarter, the New York Court of Appeals rendered a decision regarding the remaining tax matters from fiscal years 1990 through 1995. In light of the resolution of these matters, the Company is no longer subject to examination in any of its major state or foreign tax jurisdictions for years prior to 2000.

In the next twelve months, it is reasonably possible that our unrecognized tax benefits could change due to the potential resolution of a California examination of fiscal years 2004 and 2005 and as a result of payments being made on tax matters previously resolved, including the matters discussed above. These resolutions and payments would reduce our unrecognized tax benefits by $103 million. It is also reasonably possible that this reduction could be partially offset by new matters arising during the same period.

13.	New Accounting Pronouncements

SFAS 161

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 amends and expands the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosures about how and why the Company uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect the Company’s financial position, financial performance and cash flows. SFAS 161 is effective for the Company in the second quarter of fiscal year 2009, although early adoption is permitted.

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

SFAS 160

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51 (SFAS 160). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary. SFAS 160 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. SFAS 160 is effective for the Company’s 2010 fiscal year. Upon adoption of SFAS 160, the Company will be required to report its noncontrolling interests as a separate component of shareholders’ equity. The Company will also be required to present net income allocable to the noncontrolling interests and net income attributable to the shareholders of the Company separately in its consolidated statements of income. Currently, noncontrolling interests (minority interests) are reported as a liability in the Company’s statement of financial position and the related income attributable to minority interests is reflected as an expense in arriving at net income. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 are to be applied prospectively.

SFAS 159

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 gives the Company the irrevocable option to carry most financial assets and liabilities at fair value, with changes in fair value recognized in earnings. SFAS 159 is effective for the Company’s 2009 fiscal year. The Company currently expects that the adoption of SFAS 159 will not have a material impact on its financial statements.

SFAS 158

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS 158). This statement requires recognition of the overfunded or underfunded status of defined benefit pension and other postretirement plans as an asset or liability in the statement of financial position and changes in that funded status to be recognized in comprehensive income in the year in which the changes occur. SFAS 158 also requires measurement of the funded status of a plan as of the end of the fiscal year. The Company adopted the recognition provision of SFAS 158 in fiscal year 2007. The Company has not yet adopted the measurement date provisions which are effective at the beginning of the first quarter of fiscal year 2009.

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

SFAS 157

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS 157 is effective for the Company’s 2009 fiscal year. In February 2008, the FASB issued FSP SFAS No. 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2), which delays the effective date for SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until the Company’s 2010 fiscal year. The Company is currently assessing the potential effect of SFAS 157 on its financial statements.

FIN 48

In July 2006, the FASB issued FIN 48. FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The Company adopted FIN 48 at the beginning of fiscal year 2008. Applying FIN 48 to all existing tax positions upon adoption resulted in reductions of $148 million and $15 million to opening retained earnings and minority interests, respectively.

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

Overview

Seasonality

Business Segment Results

    Quarter Results

    Nine-Month Results

Other Financial Information

Financial Condition

Commitments and Contingencies

Other Matters

Market Risk

OVERVIEW

Our summary consolidated results are presented below:

	Quarter Ended			Nine Months Ended
(in millions, except per share data)	June 28, 2008	June 30, 2007	Change	June 28, 2008	June 30, 2007	Change
Revenues	$9,236	$9,045	2%	$28,398	$26,580	7%
Costs and expenses	(7,215)	(7,022)	3%	(22,446)	(21,370)	5%
Other income	32	—	nm	32	1,052	(97)%
Net interest expense	(141)	(143)	(1)%	(411)	(430)	(4)%
Equity in the income of investees	175	147	19%	442	389	14%

Income from continuing operations before income taxes and minority interests	2,087	2,027	3%	6,015	6,221	(3)%
Income taxes	(712)	(762)	(7)%	(2,183)	(2,353)	(7)%
Minority interests	(91)	(69)	32%	(165)	(77)	nm

Income from continuing operations	1,284	1,196	7%	3,667	3,791	(3)%
Income (loss) from discontinued operations, net of tax	—	(18)	nm	—	19	nm

Net income	$1,284	$1,178	9%	$3,667	$3,810	(4)%

Diluted earnings per share, continuing operations	$0.66	$0.58	14%	$1.87	$1.80	4%

Diluted earnings per share	$0.66	$0.57	16%	$1.87	$1.81	3%

Quarter Results

Diluted earnings per share increased 16% for the quarter due to a decrease in weighted average shares outstanding and growth in operating income at the Media Networks and Parks and Resorts segments, partially offset by a decline at the Studio Entertainment segment. Diluted earnings per share for the quarter included gains related to the acquisition of the Disney Stores in North America and the sale of movies.com and the favorable resolution of certain prior-year income tax matters. Collectively, these items had a net favorable impact of $0.04 per share. Earnings growth at Media Networks was primarily due to higher affiliate and advertising revenues at our cable businesses. At Parks and Resorts, the adverse impact on attendance from the absence of the Easter holidays in the current-year quarter was more than offset by favorable guest spending and higher

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

corporate alliance income. The decline at Studio Entertainment reflected the strong theatrical performance of Pirates of the Caribbean: At World’s End in the prior-year quarter.

Nine-Month Results

Results for the current-year nine months included the net favorable impact of the items discussed above, which totaled $0.04 per share. Results for the prior-year nine months included the net favorable impact of the items summarized below (amounts in millions, except per share data):

Favorable/(unfavorable) impact	Nine Months Ended June 30, 2007
	Pre-Tax	Net Income	Diluted EPS
Gain on sale of equity investment in E!	$780	$487	$0.23
Gain on sale of equity investment in Us Weekly	272	170	0.08
Income from the discontinued operations of the ABC Radio business	51	19	0.01
Equity-based compensation plan modification charge	(48)	(30)	(0.01)

Total	$1,055	$646	$0.31

Growth for the nine months was driven by higher operating income at the Media Networks, Parks and Resorts and Consumer Products segments and a decrease in weighted average shares outstanding. Earnings growth at the operating segments was primarily due to increases in affiliate and advertising revenues at our cable businesses, higher attendance and guest spending at Walt Disney World Resort and Disneyland Resort Paris, and strong sales of licensed products at Consumer Products.

SEASONALITY

The Company’s businesses are subject to the effects of seasonality. Consequently, the operating results for the quarter and nine months ended June 28, 2008 for each business segment, and for the Company as a whole, are not necessarily indicative of results to be expected for the full year.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

BUSINESS SEGMENT RESULTS

The Company evaluates the performance of its operating segments based on segment operating income, which is shown below along with segment revenues:

	Quarter Ended			Nine Months Ended
(in millions)	June 28, 2008	June 30, 2007	Change	June 28, 2008	June 30, 2007	Change
Revenues:
Media Networks	$4,123	$3,829	8%	$11,904	$11,071	8%
Parks and Resorts	3,038	2,904	5%	8,535	7,839	9%
Studio Entertainment	1,433	1,775	(19)%	5,896	5,958	(1)%
Consumer Products	642	537	20%	2,063	1,712	21%

	$9,236	$9,045	2%	$28,398	$26,580	7%

Segment operating income:
Media Networks	$1,472	$1,356	9%	$3,697	$3,216	15%
Parks and Resorts	641	621	3%	1,485	1,280	16%
Studio Entertainment	97	190	(49)%	988	1,027	(4)%
Consumer Products	113	118	(4)%	542	476	14%

	$2,323	$2,285	2%	$6,712	$5,999	12%

The following table reconciles segment operating income to income from continuing operations before income taxes and minority interests:

	Quarter Ended			Nine Months Ended
(in millions)	June 28, 2008	June 30, 2007	Change	June 28, 2008	June 30, 2007	Change
Segment operating income	$2,323	$2,285	2%	$6,712	$5,999	12%
Corporate and unallocated shared expenses	(127)	(115)	10%	(318)	(352)	(10)%
Equity-based compensation plan modification charge	—	—	—	—	(48)	nm
Other income	32	—	nm	32	1,052	(97)%
Net interest expense	(141)	(143)	(1)%	(411)	(430)	(4)%

Income from continuing operations before income taxes and minority interests	$2,087	$2,027	3%	$6,015	$6,221	(3)%

Depreciation expense from continuing operations is as follows:

	Quarter Ended			Nine Months Ended
(in millions)	June 28, 2008	June 30, 2007	Change	June 28, 2008	June 30, 2007	Change
Media Networks
Cable Networks	$22	$22	—%	$66	$66	—%
Broadcasting	27	26	4%	77	70	10%

Total Media Networks	49	48	2%	143	136	5%

Parks and Resorts
Domestic	203	198	3%	603	594	2%
International	89	79	13%	256	226	13%

Total Parks and Resorts	292	277	5%	859	820	5%

Studio Entertainment	10	4	nm	28	20	40%
Consumer Products	5	4	25%	15	13	15%
Corporate	31	34	(9)%	91	100	(9)%

Total depreciation expense	$387	$367	5%	$1,136	$1,089	4%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Media Networks

The following table provides supplemental revenue and segment operating income detail for the Media Networks segment:

	Quarter Ended			Nine Months Ended
(in millions)	June 28, 2008	June 30, 2007	Change	June 28, 2008	June 30, 2007	Change
Revenues:
Cable Networks	$2,592	$2,305	12%	$7,114	$6,372	12%
Broadcasting	1,531	1,524	—%	4,790	4,699	2%

	$4,123	$3,829	8%	$11,904	$11,071	8%

Segment operating income:
Cable Networks	$1,212	$1,063	14%	$2,892	$2,485	16%
Broadcasting	260	293	(11)%	805	731	10%

	$1,472	$1,356	9%	$3,697	$3,216	15%

Revenues

Media Networks revenues increased 8%, or $294 million, to $4.1 billion, driven by a 12% increase, or $287 million, at the Cable Networks.

Increased Cable Networks revenues were due to growth of $202 million from cable and satellite operators, $75 million in advertising revenues, and $10 million in other revenues. Revenues from cable and satellite operators are generally derived from fees charged on a per subscriber basis, and the increase in the current quarter was due to contractual rate increases, subscriber growth and higher recognition of previously deferred revenues (discussed below) at ESPN and, to a lesser extent, subscriber growth at the international Disney Channels. Higher advertising revenue reflected increases at ESPN driven by higher ratings and rates.

Certain of the Company’s existing contracts with cable and satellite operators include annual programming commitments. In these cases, revenue subject to the commitment is deferred until the annual commitments are satisfied, which generally results in revenue shifting from the first half of the year to the second half. During the quarter, the Company recognized previously deferred revenues of $78 million related to these commitments compared to $49 million in the prior-year quarter.

Broadcasting revenues increased $7 million reflecting higher internet revenues, partially offset by lower advertising revenues at the owned television stations. The increase in internet revenues included Club Penguin which was acquired in the fourth quarter of the prior year. Revenues at the ABC Television Network were comparable to the prior year as the impact of lower ratings was offset by higher advertising rates and digital media revenues.

Costs and Expenses

Costs and expenses, which consist primarily of programming rights costs, production costs, participation costs, distribution and marketing expenses, labor costs, and general and administrative costs, increased 8%, or $211 million, reflecting a 12% increase, or $171 million, at the Cable Networks, and a 3% increase, or $40 million, at Broadcasting. The increase at Cable Networks was primarily due to increased programming and production, administrative and marketing costs. Higher programming and production costs reflected increased sports rights costs for various sporting events and higher production costs including costs for additional NBA games. The increase at Broadcasting was primarily due to higher production cost amortization related to programs in syndication and higher internet costs, partially offset by lower costs for pilot productions. Pilot costs decreased due to a delay in pick-up decisions in the current year primarily due to the Writers Guild of America work stoppage.

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

Segment Operating Income

Segment operating income increased 9%, or $116 million, to $1.5 billion for the quarter due to an increase of 14%, or $149 million, at the Cable Networks and a decrease of 11%, or $33 million, at Broadcasting. The increase at the Cable Networks was primarily due to growth at ESPN, higher equity income and, to a lesser extent, increases at the international Disney Channels. The decrease at Broadcasting was primarily due to higher production cost amortization related to programs in syndication and lower advertising sales at the owned television stations, partially offset by lower costs for pilot productions. The increase in equity income was primarily driven by the recognition of previously deferred revenues in connection with finalizing certain affiliate contracts at ESPN’s STAR Sports joint venture in Asia and higher advertising revenues at Lifetime.

Parks and Resorts

Revenues

Parks and Resorts revenues increased 5%, or $134 million, to $3.0 billion due to increases of $45 million at our domestic resorts and $89 million at our international resorts.

Domestic Parks and Resorts

Revenues at our domestic parks and resorts reflected decreased attendance due to the timing of the Easter holiday season, which fell in the third quarter of fiscal 2007 and in the second quarter of fiscal 2008. The Easter impact was more than offset by higher corporate alliance income and increased guest spending at Walt Disney World Resort driven by higher average ticket prices.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

The following table presents attendance, per capita theme park guest spending and hotel statistics for our domestic properties:

	East Coast		West Coast		Total Domestic
	Quarter Ended		Quarter Ended		Quarter Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Parks
(Increase/decrease)
Attendance	(2)%	4%	—%	1%	(1)%	3%
Per Capita Guest Spending	3%	2%	(2)%	3%	1%	2%
Hotels (1)
Occupancy	92%	93%	91%	96%	92%	93%
Available Room Nights (in thousands)	2,136	2,154	200	202	2,336	2,356
Per Room Guest Spending	$235	$235	$339	$322	$244	$243

(1)

Per room guest spending consists of the average daily hotel room rate as well as guest spending on food, beverage and merchandise at the hotels. Hotel statistics include rentals of Disney Vacation Club units.

International Parks and Resorts

At our international parks and resorts, revenue growth was primarily due to the favorable impact of foreign currency translation as a result of the weakening of the U.S. dollar against the Euro at Disneyland Resort Paris. In addition, Disneyland Resort Paris benefited from higher guest spending and theme park attendance. Increased guest spending was primarily due to higher average ticket prices.

Costs and Expenses

Costs and expenses, which consist principally of labor, depreciation, costs of merchandise, food and beverage sold, marketing and sales expense, repairs and maintenance and entertainment, increased 5%, or $114 million. The increase in costs and expenses was primarily due to the unfavorable impact of foreign currency translation as a result of the weakening of the U.S. dollar against the Euro at Disneyland Resort Paris. Additionally, increased costs were driven by labor and other cost inflation at our domestic parks and resorts and at Disneyland Resort Paris, new guest offerings at Walt Disney World Resort and higher marketing at Walt Disney World Resort and Disneyland Resort Paris, partially offset by a favorable claim settlement at Disneyland Resort Paris.

Segment Operating Income

Segment operating income increased 3%, or $20 million, to $641 million reflecting increases at the Walt Disney World Resort and Disneyland Resort Paris, partially offset by a decrease at Disneyland Resort.

Studio Entertainment

Revenues

Revenues decreased 19%, or $342 million, to $1.4 billion primarily due to a decrease of $373 million in worldwide theatrical distribution reflecting the strong performance of Pirates of the Caribbean: At World’s End in the prior-year quarter compared to The Chronicles of Narnia: Prince Caspian in the current quarter.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Costs and Expenses

Costs and expenses, which consist primarily of production cost amortization, distribution and marketing expenses, product costs and participation costs, decreased 16%, or $249 million, primarily due to lower production cost amortization reflecting the theatrical performance of The Chronicles of Narnia: Prince Caspian in the current quarter compared to Pirates of the Caribbean: At World’s End in the prior-year quarter, and lower theatrical distribution expenses reflecting fewer titles in release.

Segment Operating Income

Segment operating income decreased 49%, or $93 million, to $97 million primarily due to a decrease in worldwide theatrical distribution.

Consumer Products

Revenues

Revenues for the quarter increased 20%, or $105 million, to $642 million, primarily due to increases of $87 million at the Disney Stores and $43 million at Merchandise Licensing, partially offset by a decrease of $32 million at Disney Interactive Studios.

The increase at the Disney Stores was due to the acquisition of the Disney Stores in North America (see discussion of the Disney Store acquisition below). The revenue growth at Merchandise Licensing was primarily due to higher earned royalties reflecting the strong performance of Hannah Montana and High School Musical merchandise.

The decrease at Disney Interactive Studios was primarily due to lower sales of self-published video games reflecting the strong performance of games based on Pirates of the Caribbean: At World’s End in the prior-year quarter compared to The Chronicles of Narnia: Prince Caspian and High School Musical in the current quarter.

Costs and Expenses

Costs and expenses, which consist primarily of cost of sales, occupancy, salaries and benefits, marketing, and video game development, increased 26%, or $110 million, to $529 million, primarily due to the acquisition of the Disney Stores in North America and higher salaries and benefits at Merchandise Licensing. At Disney Interactive Studios, lower cost of sales due to lower sales of self-published video games and decreased marketing expense were largely offset by higher video game development costs.

Operating Income

Segment operating income decreased 4%, or $5 million, to $113 million primarily due to a decrease at Disney Interactive Studios due to lower sales of self-published video games and higher video game development costs largely offset by growth at Merchandise Licensing.

Disney Store Acquisition

On April 30, 2008, the Company acquired the Disney Stores in North America from subsidiaries of The Children’s Place Retail Stores, Inc. (TCP) for cash consideration totaling approximately $64 million and terminated TCP’s long-term licensing arrangement relating to the Disney Stores. The Company acquired the inventory, leasehold improvements, and certain fixed assets of, and assumed the leases on, approximately 225 stores that it intends to operate. The Company conducted the wind-down and closure of an additional 89 stores but did not assume the leases on these stores.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Business Segment Results – Nine Month Results

Media Networks

Revenues

Media Networks revenues increased 8%, or $833 million, to $11.9 billion, consisting of a 12% increase, or $742 million, at the Cable Networks and a 2% increase, or $91 million, at Broadcasting.

Increased Cable Networks revenues were due to growth of $485 million from cable and satellite operators, $235 million in advertising revenues, and $22 million in other revenues. Increased revenues from cable and satellite operators were due to contractual rate increases and subscriber growth at ESPN and, to a lesser extent, subscriber growth at the worldwide Disney Channel and contractual rate increases at ABC Family. These increases were partially offset by higher deferrals of revenue at ESPN due to annual programming commitments. For the nine months ended June 28, 2008, the Company deferred revenues of $396 million related to these commitments compared to $359 million in the prior-year period. The deferred revenues are expected to be recognized in the fourth quarter. Higher advertising revenue reflected improved rates and ratings and the addition of NASCAR programming at ESPN.

Broadcasting revenues increased $91 million reflecting higher international sales of our productions, and higher internet and other revenues, partially offset by lower advertising revenues at the owned television stations. The increase in internet and other revenues was driven by Club Penguin, which was acquired in the fourth quarter of the prior year. The decrease at the owned television stations was primarily due to lower political advertising revenues.

Costs and Expenses

Costs and expenses at Media Networks increased 5%, or $416 million, reflecting a 9% increase, or $399 million, at the Cable Networks primarily due to increased programming and production, administrative and marketing costs. Higher programming and production costs reflected increased sports rights costs and higher production costs driven by the addition of NASCAR at ESPN, partially offset by the absence of Major League Baseball programming rights at ABC Family Channel. At Broadcasting, costs and expenses were flat as higher production cost amortization related to programs in syndication was largely offset by lower costs due to fewer hours of original scripted programming as wells as decreased pilot costs. Pilot costs decreased due to a delay in pick-up decisions in the current year primarily as a result of the Writers Guild of America work stoppage.

Segment Operating Income

Segment operating income increased 15%, or $481 million, to $3.7 billion due to increases of $407 million at the Cable Networks and $74 million at Broadcasting. The increase at the Cable Networks was primarily due to growth at ESPN, and to a lesser extent, increases at the worldwide Disney Channel and ABC Family and higher equity income. The increase at Broadcasting was primarily due to higher international sales of our productions, partially offset by lower advertising revenue at the owned television stations. The increase in equity income was primarily driven by higher advertising revenue at Lifetime, higher affiliate revenue at ESPN’s STAR Sports joint venture in Asia and higher advertising revenues at A&E.

Parks and Resorts

Revenues

Parks and Resorts revenues increased 9%, or $696 million, to $8.5 billion due to increases of $359 million at our domestic resorts and $337 million at our international resorts.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Domestic Parks and Resorts

At our domestic parks and resorts, revenue growth was primarily due to increases at the Walt Disney World Resort and Disney Vacation Club. Revenue growth at the Walt Disney World Resort was driven by increased guest spending and theme park attendance. Increased guest spending was due to higher average ticket prices, increased food and beverage sales and higher average daily hotel room rates. At Disney Vacation Club, revenue growth was driven by vacation club ownership sales, including extensions of the term of ownership on certain existing vacation home properties and higher rentals of vacation club units.

The following table presents attendance, per capita theme park guest spending and hotel statistics for our domestic properties:

	East Coast		West Coast		Total Domestic
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Parks
(Increase/decrease) Attendance	3%	5%	1%	(1)%	2%	3%
Per Capita Guest Spending	3%	4%	2%	2%	3%	3%
Hotels (1)
Occupancy	90%	89%	88%	92%	90%	89%
Available Room Nights (in thousands)	6,422	6,454	601	607	7,023	7,061
Per Room Guest Spending	$231	$226	$333	$301	$239	$232

(1)

Per room guest spending consists of the average daily hotel room rate as well as guest spending on food, beverages and merchandise at the hotels. Hotel statistics include rentals of Disney Vacation Club units.

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

Costs and Expenses

Costs and expenses increased 8%, or $491 million. The increase in costs and expenses was primarily due to increases at Disneyland Resort Paris and the Walt Disney World Resort. The increase at Disneyland Resort Paris was primarily due to the unfavorable impact of foreign currency translation as a result of the weakening of the U.S. dollar against the Euro and higher volume-related costs. The increase at the Walt Disney World Resort was due to labor and other cost inflation, volume-related costs and new guest offerings.

Segment Operating Income

Segment operating income increased 16%, or $205 million, to $1,485 million, primarily due to increases at the Walt Disney World Resort, Disneyland Resort Paris and Disney Vacation Club.

Studio Entertainment

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Revenues

Revenues were essentially flat at $5.9 billion primarily due to decreases of $84 million in domestic theatrical distribution and $63 million in domestic home entertainment, largely offset by an increase of $133 million in international home entertainment.

The decrease in domestic theatrical distribution revenues was primarily due to the performance of current-year period titles which included National Treasure 2: Book of Secrets, The Chronicles of Narnia: Prince Caspian and Enchanted compared to the prior year, which included Pirates of the Caribbean: At World’s End and Wild Hogs. Lower revenues in domestic home entertainment were primarily due to a decline in unit sales reflecting the performance of Pirates of the Caribbean: At World’s End and Ratatouille in the current-year period compared to Pirates of the Caribbean: Dead Man’s Chest and Cars in the prior-year period.

Revenue growth in international home entertainment was primarily due to higher unit sales in the current year of new releases and television DVD box-sets which have higher average unit sales prices compared to the prior year that had more sales of catalogue titles.

Costs and Expenses

Costs and expenses were flat compared to the prior-year period primarily due to an increase in international home entertainment offset by a decrease in domestic theatrical distribution.

The increase in international home entertainment was primarily due to higher distribution expenses driven by extensive marketing campaigns to launch current period titles. The decrease in domestic theatrical distribution was primarily due to lower amortization driven by lower production costs for current period releases, lower distribution expenses driven by fewer releases that had extensive marketing campaigns in the current period, and lower film cost write-downs.

Segment Operating Income

Segment operating income decreased 4%, or $39 million, to $988 million primarily due to a decrease in domestic home entertainment, partially offset by an increase in domestic theatrical distribution.

Consumer Products

Revenues

Revenues increased 21%, or $351 million, to $2.1 billion, due to increases of $123 million at the Disney Stores, $118 million at Disney Interactive Studios and $111 million at Merchandise Licensing.

The increase at the Disney Stores was driven by the acquisition of the Disney Stores in North America. The revenue growth at Disney Interactive Studios was primarily due to the strong performance of new self-published titles including High School Musical, Turok, and Hannah Montana in the current period compared to Pirates of the Caribbean: At World’s End, Spectrobes and Meet the Robinsons in the prior-year period. The increase in Merchandise Licensing revenues was driven by higher earned royalties across multiple product categories, led by Hannah Montana and High School Musical merchandise, partially offset by lower recognition of minimum guarantee revenues.

Costs and Expenses

Costs and expenses increased 23%, or $286 million, to $1.5 billion primarily due to higher cost of sales, video game development costs and marketing costs at Disney Interactive Studios, higher operating costs at the Disney Stores due to the acquisition of the Disney Stores in North America and higher salaries and benefits and participation costs with respect to certain licensed properties at Merchandise Licensing.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Segment Operating Income

Segment operating income increased 14%, or $66 million, to $542 million due to growth at Merchandise Licensing.

OTHER FINANCIAL INFORMATION

Corporate and Unallocated Shared Expenses

Corporate and unallocated shared expenses are as follows:

(in millions)	Quarter Ended		Change	Nine Months Ended		Change
	June 28, 2008	June 30, 2007		June 28, 2008	June 30, 2007
Corporate and unallocated shared expenses	$(127)	$(115)	10%	$(318)	$(352)	(10)%

Corporate and unallocated shared expenses increased for the quarter primarily due to timing of expenses in various corporate departments and higher investments in new business initiatives, partially offset by an increase in allocation of costs to the business segments.

For the nine months, corporate and unallocated shared expenses decreased driven by an increase in allocation of costs to the business segments.

Net Interest Expense

Net interest expense is as follows:

(in millions)	Quarter Ended		Change	Nine Months Ended		Change
	June 28, 2008	June 30, 2007		June 28, 2008	June 30, 2007
Interest expense	$(161)	$(183)	(12)%	$(563)	$(538)	5%
Interest and investment income	20	40	(50)%	152	108	41%

Net interest expense	$(141)	$(143)	(1)%	$(411)	$(430)	(4)%

The decrease in interest expense for the quarter was primarily due to lower effective interest rates while the increase in interest expense for the nine months was primarily due to higher average debt balances.

The decrease in interest and investment income for the quarter reflected a $13 million investment impairment. The increase in interest and investment income for the nine months was primarily due to a gain on the sale of an investment.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Income Taxes

The effective income tax rate is as follows:

	Quarter Ended		Change		Nine Months Ended		Change
	June 28, 2008	June 30, 2007			June 28, 2008	June 30, 2007
Effective Income Tax Rate	34.1%	37.6%	(3.5)	ppt	36.3%	37.8%	(1.5)	ppt

The decrease in the effective income tax rate for the quarter and nine months was primarily attributable to the favorable resolution of certain prior-year income tax matters, which reduced the effective income tax rate in the current-year quarter by approximately 3.0 percentage points, and to increased benefits from Internal Revenue Code (IRC) Section 199 related to qualified domestic production activities.

Minority Interests

Minority interest expense is follows:

(in millions)	Quarter Ended		Change	Nine Months Ended		Change
	June 28, 2008	June 30, 2007		June 28, 2008	June 30, 2007
Minority interest expense	$(91)	$(69)	(22)	$(165)	$(77)	(88)

Minority interest expense increased for the quarter due to the impacts of improved performance at Disneyland Resort Paris and at ESPN. For the nine months, minority interest expense increased due to the impacts of decreased losses at Disneyland Resort Paris and Hong Kong Disneyland and increased profits at ESPN. The minority interest is determined on income after royalties, financing costs and income taxes.

FINANCIAL CONDITION

The change in cash and cash equivalents is as follows:

(in millions)	Nine Months Ended		Change
	June 28, 2008	June 30, 2007
Cash provided by continuing operations	$4,201	$3,825	$376
Cash (used) provided by continuing investing activities	(1,381)	405	(1,786)
Cash used by continuing financing activities	(3,901)	(3,281)	(620)
Cash flows from discontinued operations	–	104	(104)

(Decrease) / increase in cash and cash equivalents	$(1,081)	$1,053	$(2,134)

Operating Activities

Cash provided by operations increased by $376 million to $4.2 billion primarily due to higher segment operating income, lower pension contributions and the timing of payments for other accounts payable and accrued expenses, partially offset by the timing of accounts receivable collections and higher investments in Disney Vacation Club properties.

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

The Company’s film and television production and programming activity for the nine months ended June 28, 2008 and June 30, 2007 are as follows:

	Nine Months Ended
(in millions)	June 28, 2008	June 30, 2007
Beginning balances:
Production and programming assets	$5,682	$5,650
Programming liabilities	(1,210)	(1,118)

	4,472	4,532

Spending:
Film and television production	2,318	2,134
Broadcast programming	2,845	2,967

	5,163	5,101

Amortization:
Film and television production	(2,305)	(2,522)
Broadcast programming	(2,791)	(2,770)

	(5,096)	(5,292)

Change in film and television production and programming costs	67	(191)
Other non-cash activity	45	62

Ending balances:
Production and programming assets	5,691	5,479
Programming liabilities	(1,107)	(1,076)

	$4,584	$4,403

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Investing Activities

Cash used by continuing investing activities during the nine months ended June 28, 2008 of $1.4 billion included $949 million of investments in parks, resorts and other property and $488 million of acquisitions. During the nine months ended June 28, 2008 and June 30, 2007, investments in parks, resorts and other properties were as follows:

	Nine Months Ended
(in millions)	June 28, 2008	June 30, 2007
Media Networks	$168	$123
Parks and Resorts
Domestic	509	536
International	99	193

Total Parks and Resorts	608	729

Studio Entertainment	88	49
Consumer Products	28	17
Corporate	57	68

	$949	$986

Capital expenditures for the Parks and Resorts segment are principally for new rides and attractions and recurring capital improvements. Capital expenditures at Media Networks primarily reflect investments in facilities and equipment for expanding and upgrading broadcast centers, production facilities, and television station facilities.

Financing Activities

Cash used by continuing financing activities during the nine months ended June 28, 2008 of $3.9 billion reflected share repurchases, a net reduction of borrowings and dividends, partially offset by proceeds from the exercise of stock options.

During the nine months ended June 28, 2008, the Company’s borrowing activity was as follows:

(in millions)	September 29, 2007	Additions	Payments	Other Activity	June 28, 2008
Commercial paper borrowings	$2,686	$–	$(1,447)	$–	$1,239
U.S. medium-term notes	6,340	750	(85)	(1)	7,004
Convertible senior notes (1)	1,323	–	(3)	(1,320)	–
European medium-term notes	163	93	–	(3)	253
Capital Cities/ABC debt	181	–	–	(2)	179
Film financing	355	102	(135)	–	322
Other (2)	541	17	(40)	169	687
Euro Disney borrowings (3)	2,476	–	(62)	296	2,710
Hong Kong Disneyland borrowings	1,107	38	–	33	1,178

Total	$15,172	$1,000	$(1,772)	$(828)	$13,572

(1)

In April 2008, the Company redeemed its convertible senior notes (the Notes). Pursuant to the redemption, substantially all of the Notes were converted into 45 million shares of the Company’s common stock.

(2)	The other activity is primarily the purchase of land for a Disney Vacation Club resort in Hawaii and market value adjustments for debt with qualifying hedges.
(3)	The other activity is primarily the impact of foreign currency translation as a result of the weakening of the U.S. dollar against the Euro.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

The Company’s bank facilities as of June 28, 2008 were as follows:

(in millions)	Committed Capacity	Capacity Used	Unused Capacity
Bank facilities expiring 2010	$2,250	$–	$2,250
Bank facilities expiring 2011	2,250	221	2,029

Total	$4,500	$221	$4,279

These bank facilities allow for borrowings at LIBOR-based rates plus a spread, which depends on the Company’s public debt rating and can range from 0.175% to 0.75%. As of June 28, 2008, the Company had not borrowed under these bank facilities. The Company also has the ability to issue up to $800 million of letters of credit under the facility expiring in 2011, which if utilized, reduces available borrowings under this facility. As of June 28, 2008, $221 million of letters of credit had been issued under this facility.

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

During the nine months ended June 28, 2008, the Company repurchased 93 million shares of Disney common stock for $3.0 billion. As of June 28, 2008, the Company had remaining authorization in place to repurchase approximately 230 million additional shares, of which the Company repurchased 21 million shares for $645 million subsequent to quarter-end through July 25, 2008. The repurchase program does not have an expiration date.

We believe that the Company’s financial condition is strong and that its cash balances, other liquid assets, operating cash flows, access to debt and equity capital markets and borrowing capacity, taken together, provide adequate resources to fund ongoing operating requirements and future capital expenditures related to the expansion of existing businesses and development of new projects. However, the Company’s operating cash flow and access to the capital markets can be impacted by macroeconomic factors outside of its control. In addition to macroeconomic factors, the Company’s borrowing costs can be impacted by short and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on the Company’s performance as measured by certain credit metrics such as interest coverage and leverage ratios. As of June 28, 2008, Moody’s Investors Service’s long and short-term debt ratings for the Company were A2 and P-1, respectively, with stable outlook; and Standard & Poor’s long and short-term debt ratings for the Company were A and A-1, respectively, with stable outlook. The Company’s bank facilities contain only one financial covenant, relating to interest coverage, which the Company met on June 28, 2008, by a significant margin. The Company’s bank facilities also specifically exclude certain entities, such as Euro Disney and Hong Kong Disneyland, from any representations, covenants or events of default.

Prior to November 14, 2007, Hong Kong Disneyland’s commercial term loan and revolving credit facility agreement contained semi-annual financial performance covenants and had a final maturity of October 26, 2015. In anticipation of the prospect that the covenants would not be met as of the September 29, 2007 measurement date, effective November 14, 2007, the agreement was amended to remove the financial performance covenants, shorten the maturity of the loan to September 30, 2008 and decrease the amount of the revolving credit facility from HK$1 billion (approximately $129 million) to

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

HK$800 million (approximately $103 million). The commercial term loan had a balance of approximately HK$2.3 billion ($291 million) including accrued interest, and the revolving credit facility had a balance of approximately HK$300 million ($38 million), as of June 28, 2008.

To support the project’s near-term operating needs, the Company has agreed to waive management fees for fiscal 2008 and fiscal 2009 and defer royalties for those years, with payment of the deferred royalties dependent upon the future operating performance of Hong Kong Disneyland. In addition, the Company is currently engaged in discussions with Hong Kong Disneyland and its majority shareholder (the Government of the Hong Kong Special Administrative Region) regarding financing arrangements to enable Hong Kong Disneyland to repay its obligations when the existing commercial loan agreement matures on September 30, 2008. As part of these negotiations, the Company has expressed its willingness to replace the facilities with loans from the Company. The Company has also expressed willingness to provide additional investment to meet Hong Kong Disneyland’s longer-term financial and development needs.

Euro Disney has covenants under its debt agreements that limit its investment and financing activities and require it to meet certain financial performance covenants. Although no assurances can be given, Euro Disney currently believes that it will meet its financial performance covenants in fiscal year 2008.

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

Stock Option Compensation Expense

Compensation expense for stock options is estimated on the date of grant using a binomial valuation model. The weighted average assumptions used in the binomial valuation model during the nine months ended June 28, 2008 were 29% for the expected volatility, 1.4 for the expected exercise multiple (the multiple of exercise price to grant price at which exercises are expected to occur on average) and 8% for the expected termination rate. Although the initial fair value of stock options is not adjusted

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

after the grant date, changes in the Company’s assumptions may change the estimated fair value of and therefore, the expense related to future stock option grants. The assumptions that cause the greatest variation in fair value in the binomial valuation model are the assumed volatility and expected exercise multiple. Increases or decreases in either the assumed volatility or expected exercise multiple will cause the binomial option value to increase or decrease, respectively.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures — We have established disclosure controls and procedures to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluation as of June 28, 2008, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

There have been no changes in our internal controls over financial reporting during the third quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

Since our Form 10-Q filing for the quarter ended March 29, 2008, developments identified below occurred in the following legal proceedings. For information on certain other legal proceedings, see Note 11 to the Condensed Consolidated Financial Statements included in this report.

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

On October 19, 2006, the parties stipulated to SSI’s filing its Fourth Amended Answer and Counterclaims (Fourth Amended Answer) seeking (a) to invalidate the Hunt termination notice, (b) to terminate the Company’s rights vis-à-vis SSI, and (c) damages in excess of two billion dollars, among other relief. That stipulation also provided that Hunt and the Company need not respond to the Fourth Amended Answer until the conclusion of two events: the state court appeal in Stephen Slesinger, Inc. v. The Walt Disney Company, and the trial in the District Court on the validity of the Hunt termination notice. SSI then sought to withdraw both the Fourth Amended Answer and its stipulation, but on November 3, 2006, the District Court denied that request. SSI’s motion for summary judgment on the validity of Hunt’s 2002 attempt to recapture E. H. Shepard’s rights was granted on February 15, 2007, and thereafter, on March 27, 2007, the District Court dismissed as moot all claims against Hunt and three of SSI’s counterclaims against the Company related to the Company’s agreements with Milne and Hunt concerning the termination and disposition of their rights. On January 3, 2008, the California Supreme Court denied SSI’s petition for review in the state court action, whereupon on April 21, 2008, the Company moved for summary judgment on all of SSI’s claims in the District Court action. On June 3, 2008, the District Court ordered further briefing on the issue of whether SSI’s misconduct in the state court action warrants dismissal of all of its claims in the District Court.

PART II. OTHER INFORMATION (continued)

Relatedly, on January 23, 2007, August 22, 2007, February 8, 2008, and April 18, 2008, SSI initiated proceedings in the United States Patent and Trademark Office (PTO) seeking, among other things, cancellation of certain Winnie the Pooh trademark registrations. On February 22, 2007, the PTO suspended the first proceeding on the grounds that the relief sought is effectively duplicative of that sought in the Fourth Amended Answer, on March 5, 2008, it suspended the second proceeding, and on March 10, 2008, and May 18, 2008, respectively, DEI moved to suspend the third and fourth proceeding, which motions are pending. The PTO has granted SSI extensions until August 9, 2008, and August 27, 2008, to file additional proceedings seeking cancellation of certain other Winnie the Pooh trademark registrations. Also, on February 7, 2008, SSI initiated an action before the Canadian Intellectual Property Office seeking cancellation of certain Winnie the Pooh trademark registrations.

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

On November 5, 2007, members of the Writers Guild of America commenced a work stoppage, which ended February 12, 2008. The work stoppage limited production of original scripted programming, which has limited the airing of original scripted programming on the Company’s television network and resulted in reduced revenue and profitability. The magnitude of any further reduction in revenue and the future impact, if any, on profitability will depend on a variety of factors including consumer acceptance of programming. Moreover, the contract between the Company and other producers and the Screen Actors Guild expired June 30, 2008 without agreement on terms for a new contract. There can be no assurance that a new agreement will be reached without a work stoppage, and any work stoppage could limit production and distribution of films or result in further limitations on production and airing of television programming, either of which could have a negative impact on revenues and profitability.

PART II. OTHER INFORMATION (continued)

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended June 28, 2008:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
March 30, 2008 – April 30, 2008	11,936,513	31.12	11,805,000	250 million
May 1, 2008 – May 31, 2008	7,001,404	33.76	6,898,200	243 million
June 1, 2008 – June 28, 2008	12,848,237	33.18	12,744,400	230 million

Total	31,786,154	32.53	31,447,600	230 million

(1)

338,554 shares were purchased on the open market to provide shares to participants in the Walt Disney Investment Plan (WDIP) and Employee Stock Purchase Plan (ESPP). These purchases were not made pursuant to a publicly announced repurchase plan or program.

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
Thomas O. Staggs, Senior Executive Vice President and Chief Financial Officer

July 30, 2008

Burbank, California

INDEX OF EXHIBITS

Number and Description of Exhibit (Numbers Coincide with Item 601 of Regulation S-K)		Document Incorporated by Reference from a Previous Filing or Filed Herewith, as Indicated below
10.1	Description of Directors Compensation	Filed herewith

31(a)	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31(b)	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32(a)	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished

32(b)	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished

* A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.