Form 10-K
period 2008-09-27
WALT DISNEY CO/
filed 2008-11-20
CIK 1001039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 27, 2008	Commission File Number 1-11605

Incorporated in Delaware	I.R.S. Employer Identification
500 South Buena Vista Street, Burbank, California 91521 (818) 560-1000	No. 95-4545390

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value	New York Stock Exchange

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

Large accelerated filer                                ✓            Accelerated filer

Non-accelerated filer (do not check if

    smaller reporting company)                                Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes                   No  ✓

The aggregate market value of common stock held by non-affiliates (based on the closing price on the last business day of the registrant’s most recently completed second fiscal quarter as reported on the New York Stock Exchange-Composite Transactions) was $53.7 billion. All executive officers and directors of the registrant and all persons filing a Schedule 13D with the Securities and Exchange Commission in respect to registrant’s common stock have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

There were 1,851,027,161 shares of common stock outstanding as of November 14, 2008.

Documents Incorporated by Reference

Certain information required for Part III of this report is incorporated herein by reference to the proxy statement for the 2009 annual meeting of the Company’s shareholders.

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

Information on the Company’s revenues, operating income, and identifiable assets appears in Note 1 to the Consolidated Financial Statements included in Item 8 hereof. The Company employed approximately 150,000 people as of September 27, 2008.

MEDIA NETWORKS

The Media Networks segment is comprised of a domestic broadcast television network, television production and distribution operations, domestic television stations, cable networks, domestic broadcast radio networks and stations, and internet and mobile operations.

Domestic Broadcast Television Network

The Company operates the ABC Television Network, which as of September 27, 2008, had affiliation agreements with 233 local stations reaching 99% of all U.S. television households. The ABC Television Network broadcasts programs in the following “dayparts”: early morning, daytime, primetime, late night, news, children and sports.

The ABC Television Network produces its own programs or acquires broadcast rights from other third-parties, as well as entities that are owned by or affiliated with the Company and pays varying amounts of compensation to affiliated stations for broadcasting the programs and commercial announcements included therein. The ABC Television Network derives substantially all of its revenues from the sale to advertisers of time in network programs for commercial announcements. The ability to sell time for commercial announcements and the rates received are primarily dependent on the size and nature of the audience that the network can deliver to the advertiser as well as overall advertiser demand for time on network broadcasts. The ABC Television Network also operates ABC.com and ABCNews.com which are discussed in more detail under Internet and Mobile operations.

Television Production and Distribution

The Company produces and distributes live action and animated television programming under the ABC Studios, Buena Vista Productions, and ABC Family Productions labels. These entities are collectively referred to as the Production Companies. Program development is carried out in collaboration with a number of independent writers, producers, and creative teams, with a focus on the development and production of half-hour comedies, one-hour dramas, and alternative series (reality) primarily for primetime broadcasts. Returning primetime programming produced either for ourselves or third parties in the 2008/2009 television season include the one-hour dramas Army Wives, Brothers & Sisters, Criminal Minds, Desperate Housewives, Dirty Sexy Money, Eli Stone, Ghost Whisperer, Grey’s Anatomy, Kyle XY, Lost, Private Practice, Reaper, and Ugly Betty; and the half-hour comedies According to Jim, Samantha Who? and Scrubs. We also produced Jimmy Kimmel Live for late night and new primetime series that premiered in the fall of 2008 which included the one-hour dramas Life on Mars and Raising the Bar, and the half-hour comedy Gary Unmarried. In addition, Desperate Housewives and Lost entered the domestic syndication market during 2008. We also produce a variety of primetime specials for network television and live-action syndicated programming. Syndicated programming includes Live! with Regis and Kelly, a daily talk show, and At the Movies, a weekly motion picture review program; and Who Wants to Be a Millionaire, a game show.

The Company distributes its productions both domestically and internationally through distribution companies which are Disney-ABC Domestic Television and Disney-ABC ESPN Television International. The Company’s productions are also distributed in DVD format and online.

Domestic Television Stations

The Company owns nine very high frequency (VHF) television stations, six of which are located in the top-ten markets in the United States, and one ultra-high frequency (UHF) television station. All of our television stations are affiliated with the ABC Television Network, transmit both analog and digital signals, and collectively reach 23% of the nation’s television households. Beginning in February 2009 federal law requires that all full-power television broadcast stations convert to an all-digital television broadcast format. Pursuant to this mandate we will no longer transmit analog signals.

Markets and other station details for the stations we own are as follows:

Market	TV Station	Analog Channel	Television Market Ranking (1)
New York, NY	WABC-TV	7	1
Los Angeles, CA	KABC-TV	7	2
Chicago, IL	WLS-TV	7	3
Philadelphia, PA	WPVI-TV	6	4
San Francisco, CA	KGO-TV	7	6
Houston, TX	KTRK-TV	13	10
Raleigh-Durham, NC	WTVD-TV	11	28
Fresno, CA	KFSN-TV	30	55
Flint, MI	WJRT-TV	12	66
Toledo, OH	WTVG-TV	13	72

(1)	Based on Nielsen Media Research, U.S. Television Household Estimates, January 1, 2008

Cable Networks

Our cable networks are engaged in providing national programming networks, licensing television programming in domestic and international markets and investing in foreign television broadcasting, programming, production and distribution entities. Programming at our cable networks is both internally produced and acquired from third parties. The two primary brands for our cable networks are ESPN and Disney Channel. In addition to cable network operations, we have ESPN and Disney Channel branded radio operations which are managed together with the cable operations.

Cable networks derive a majority of their revenues from fees charged to cable, satellite and telecommunications service providers (Cable Service Providers) and, for certain networks, the sale to advertisers of time in network programs for commercial announcements. Generally, the Company’s cable networks operate under multi-year carriage agreements with Cable Service Providers that include contractually determined fees. The amounts that we can charge to Cable Service Providers for our cable network services are largely dependent on competition and the quality and quantity of programming that we can provide. The ability to sell time for commercial announcements and the rates received are primarily dependent on the size and nature of the audience that the network can deliver to the advertiser as well as overall advertiser demand. Certain programming developed by our cable networks is also distributed in DVD format and online.

The Company’s significant cable networks and our ownership percentage and estimated subscribers as of September 27, 2008 are set forth in the following table:

Property	Estimated Domestic Subscribers (in millions) (1)	Estimated International Subscribers (in millions) (2)	Number of Channels	Ownership %
ESPN
ESPN	98	—	1	80.0
ESPN2	97	—	1	80.0
ESPN Classic	63	—	1	80.0
ESPNEWS	67	—	1	80.0
ESPN Deportes	4	—	1	80.0
ESPNU (2)	20	—	1	80.0
Disney Channels Worldwide (3)
Disney Channel	97	78	30	100.0
Playhouse Disney	—	32	19	100.0
Toon Disney	71	19	9	100.0
Jetix Europe	—	52	25	73.3
Jetix Latin America	—	20	4	100.0
Hungama	—	7	1	100.0
ABC Family	97	—	1	100.0
SOAPnet	70	—	1	100.0
A&E
A&E	97	—	1	37.5
The History Channel	97	—	1	37.5
The Biography Channel	52	—	1	37.5
History International	52	—	1	37.5
Lifetime
Lifetime Television	97	—	1	50.0
Lifetime Movie Network	66	—	1	50.0
Lifetime Real Women (2)	11	—	1	50.0

(1)	Estimated U.S. subscriber counts according to Nielsen Media Research as of September 2008

(2)

Subscriber counts are not rated by Nielsen and represent the number of subscribers receiving the service based on internal management reports. ESPN and A&E programming is distributed internationally through other networks discussed below.

(3)

For the Disney Channels Worldwide a channel is counted as separate from another channel if the channel has a separate visual feed, or the channel uses a different dedicated language targeted to a specific country. Previously, a channel was generally counted as separate if it had a separate physical broadcast facility.

ESPN ESPN is a multimedia, multinational sports entertainment company that operates six television sports networks: ESPN, ESPN2, ESPN Classic, ESPNEWS, ESPN Deportes (a Spanish language network) and ESPNU (a network devoted to college sports). ESPN also operates four high-definition television simulcast services, ESPN HD, ESPN2 HD, ESPNEWS HD and ESPNU HD. ESPN programs the sports schedule on the ABC Television Network, which is branded ESPN on ABC. ESPN also owns, has equity interests in or has distribution agreements with 45 international sports networks reaching households in more than 195 countries and territories in 16 languages including a 50% equity interest in ESPN Star Sports, which distributes sports programming throughout most of Asia. In addition, ESPN holds a 30% equity interest in CTV Specialty Television, Inc., which owns The Sports Network, The Sports Network 2, Le Réseau des Sports, ESPN Classic Canada, the NHL Network and Discovery Canada.

ESPN operates ESPN.com, a sports web site; ESPN360.com, which delivers live games to broadband subscribers; ESPN Mobile Properties, which delivers content, including live game coverage, alerts and highlights, to mobile service providers; ESPN Regional Television, a syndicator of collegiate sports programming; the ESPN Radio Network; ESPN Radio stations; ESPN The Magazine; BASS; and ESPN Enterprises, which develops branded licensing opportunities.

ESPN also holds a 20% equity interest in The Active Network, Inc., a domestic online community and marketing platform for individuals and event organizers who want to participate in sports and recreational activities. ESPN Zone sports-themed dining and entertainment facilities are operated by and included in the Parks and Resorts segment.

The ESPN Radio Network format is carried on more than 750 stations, of which 355 (five of which are owned by the Company) are full-time, making it the largest sports radio network in the United States.

Markets and other details for the stations we own are as follows:

Market	Radio Station	Broadcast Band	Radio Market Ranking (1)
New York, NY	WEPN	AM	1
Los Angeles, CA	KSPN	AM	2
Chicago, IL	WMVP	AM	3
Dallas-Fort Worth, TX	KESN	FM	5
Pittsburgh, PA	WEAE	AM	24

(1)	Based on Spring 2008 Arbitron Radio Market Rankings

Disney Channels Worldwide

Disney Channel Disney Channel is a cable network service that targets children and families. Shows developed and produced internally for initial exhibition on Disney Channel include live-action comedy series, animated programming and educational preschool series, as well as projects for the Disney Channel Original Movie franchise, including this year’s Camp Rock and The Cheetah Girls One World. Live-action comedy series include Hannah Montana, Wizards of Waverly Place and The Suite Life on Deck, a new spin-off of The Suite Life of Zack and Cody. Animated programming includes Phineas and Ferb, Disney’s The Emperor’s New School and The Replacements. Series for preschoolers include the animated series Disney’s Mickey Mouse Clubhouse, My Friends Tigger & Pooh, Handy Manny and Disney’s Little Einsteins, as well as Imagination Movers, a new live-action series. Programming also includes products acquired from third parties and products from Disney’s theatrical film and television programming library.

Many of the live-action and animated series produced for Disney Channel also air during the ABC Television Network’s Saturday morning children’s daypart, “ABC Kids.” These programs include Hannah Montana, The Suite Life of Zack & Cody, That’s So Raven, Disney’s The Emperor’s New School and The Replacements.

Playhouse Disney Playhouse Disney provides learning-focused programming for preschoolers during a daily programming block on Disney Channel in the U.S. and on 19 separate Playhouse Disney channels around the world.

Toon Disney Toon Disney is a network that currently reaches over 71 million U.S. households. Toon Disney features an array of predominantly animated programming from the Disney library and is also the home of Jetix, a block consisting of action adventure programming. In early 2009, we will re-brand Toon Disney television and online platforms in the U.S. to become Disney XD. The network will include a mix of live-action and animated programming for kids age 6-14.

Jetix The Company has a 73.3% ownership interest in Jetix Europe, a publicly traded pan-European integrated children’s entertainment company, and a 100% ownership interest in Jetix Latin America.

Hungama Hungama is a kids general entertainment cable network in India which features a mix of anime, Hindi-language series and game shows.

ABC Family ABC Family is a U.S. television programming service that targets adults 18-34 and features original movies, series and specials. The network’s current programming includes The Secret Life of the American Teenager, Kyle XY, Lincoln Heights, and Greek. Additionally, ABC Family airs content acquired from third parties, and products from our owned theatrical film library. ABC Family also features branded programming holiday events such as “13 Nights of Halloween” and “25 Days of Christmas”.

SOAPnet SOAPnet offers same day episodes of daytime dramas at night for convenient viewing, along with original programming including the popular new series, MVP as well as the returning series, General Hospital: Night Shift. SOAPnet also offers classic series including The O.C., One Tree Hill, and the original Beverly Hills 90210. In 2008, SOAPnet launched a redesign of its website to better serve fans and capture the relevance of today’s pop culture.

A&E The A&E Television Networks include A&E, The History Channel, The Biography Channel and History International. A&E offers entertainment ranging from reality series to original movies, dramatic series, and justice shows. The History Channel offers original non-fiction series and event-driven specials. The Biography Channel offers original series about prominent people and their lives, including the “Biography” series. History International focuses on the culture and history of various countries throughout the world from the perspective of locals. Internationally, A&E programming is available in 125 countries through joint ventures and distribution agreements with affiliates.

Lifetime Lifetime Entertainment Services includes Lifetime Television, Lifetime Movie Network and Lifetime Real Women. Lifetime Television is devoted to women’s lifestyle programming. Lifetime Movie Network is a 24-hour movie channel. Lifetime Real Women is a 24-hour cable network with programming from a woman’s point of view.

The Company’s share of the financial results of A&E and Lifetime is reported under the heading “Equity in the income of investees” in the Company’s Consolidated Statements of Income.

Radio Disney The Radio Disney format is primarily intended to appeal to kids and tweens. It is carried on 52 stations, 41 of which are owned by the Company covering more than 60% of the U.S. market. Radio Disney is also available on RadioDisney.com, Sirius XM Radio, iTunes Radio Tuner, XM/DIRECTV and mobile phones via subscription music services available on cellular carriers, including AT&T and Sprint. Radio Disney programming can also be downloaded via the iTunes Music Store.

Radio Disney stations we own are as follows:

Market	Station	Broadcast Band	Market Ranking (1)
New York, NY	WQEW	AM	1
Los Angeles, CA	KDIS	AM	2
Chicago, IL	WRDZ	AM	3
San Francisco, CA	KMKY	AM	4
Dallas-Fort Worth, TX	KMKI	AM	5
Houston, TX	KMIC	AM	6
Philadelphia, PA	WWJZ	AM	7
Atlanta, GA	WDWD	AM	8
Boston, MA	WMKI	AM	10
Detroit, MI	WFDF	AM	11
Miami, FL	WMYM	AM	12
Seattle, WA	KKDZ	AM	14
Phoenix, AZ	KMIK	AM	15
Minneapolis, MN	KDIZ	AM	16
Tampa, FL	WWMI	AM	19
St. Louis, MO	WSDZ	AM	20
Denver, CO	KDDZ	AM	22
Portland, OR	KDZR	AM	23
Charlotte, NC	WGFY	AM	25
Sacramento, CA	KIID	AM	27
Cleveland, OH	WWMK	AM	28
San Antonio, TX	KRDY	AM	30
Salt Lake City, UT	KWDZ	AM	31
Kansas City, MO	KPHN	AM	32
Orlando, FL	WDYZ	AM	34
Milwaukee, WI	WKSH	AM	36
Providence, RI	WDDZ	AM	39
Indianapolis, IN	WRDZ	FM	40
Norfolk, VA	WHKT	AM	41
Greensboro, NC	WCOG	AM	45
West Palm Beach, FL	WMNE	AM	46
Jacksonville, FL	WBWL	AM	47
Hartford, CT	WDZK	AM	50
Louisville, KY	WDRD	AM	53
New Orleans, LA	WBYU	AM	55
Richmond, VA	WDZY	AM	56
Albany, NY	WDDY	AM	63
Tulsa, OK	KMUS	AM	65
Albuquerque, NM	KALY	AM	69
Little Rock, AR	KDIS	FM	84
Wichita, KS	KQAM	AM	98

(1)	Based on Spring 2008 Arbitron Radio Market Rankings

Internet and Mobile Operations

The internet and mobile operations develop, publish and distribute content for online and wireless services intended to appeal to broad consumer interest in sports, news, and family entertainment. Internet web sites include ABC.com, ABCNews.com, Disney.com, ABCFamily.com, SOAPnet.com, ESPN.com, ESPN360.com and Disney’s Club Penguin. Disney Mobile Studios produces and publishes mobile content that is distributed through mobile carriers and content distributors worldwide and has entered into arrangements with mobile carriers to provide Disney branded phone services in Japan and Italy. The Company’s internet and mobile operations derive revenue from a combination of advertising and sponsorships, subscription services and e-commerce.

ABC.com is the official web site of the ABC Television Network and provides access to full length episodes of ABC shows online. ABCNews.com provides in-depth worldwide news coverage online. ABCNews.com also offers broadband subscriptions to the 24-hour live internet news channel, ABC News Now, and to video-on-demand news reports from all ABC News broadcasts.

Disney.com integrates many of the Company’s Disney-branded internet sites including sites for the Disney Channel, Disney Parks and Resorts, Walt Disney Pictures and Disney Consumer Products. Disney Online offers a number of premium broadband services, including Disney Connection, Disney’s Toontown Online and Disney’s Pirates of the Caribbean Online.

ABCFamily.com creates digital extensions to ABC Family programming that feature interactivity and social networking. The site also features user-generated content and online programming that is downloadable and customizable based on preferences of individual users.

SOAPnet.com uses digital media to give soap fans additional information on SOAPnet daytime dramas. SOAPNETIC is a broadband fee service that provides exclusive, behind-the-scenes coverage of the world of daytime dramas.

ESPN.com delivers comprehensive sports news, information and video to millions of fans each month. ESPN360.com is a broadband service that delivers more than 3,000 live events a year.

Club Penguin, an online virtual world designed for kids ages 6-14, features animated penguin avatars that inhabit a snow-covered world, converse with other users, participate in group activities and create and furnish a virtual home with currency earned inside the game.

Competition and Seasonality

The ABC Television Network, Disney Channel, ESPN, ABC Family Channel and the ESPN and Radio Disney networks and our other broadcast and cable networks compete for viewers primarily with other television and cable networks, independent television stations and other media, such as DVDs, video games and the internet. With respect to the sale of advertising time, the broadcasting operations, certain of our cable networks and our radio stations compete with other television networks and radio stations, independent television stations, Cable Service Providers and other advertising media such as newspapers, magazines, billboards, and the internet. For our television and radio stations, competition occurs primarily in individual market areas. A television or radio station in one market generally does not compete directly with stations in other markets.

The growth in the number of networks distributed by Cable Service Providers has resulted in increased competitive pressures for advertising revenues for both our broadcasting and cable networks. The Company’s cable networks also face competition from other cable networks for carriage by Cable Service Providers. The Company’s contractual agreements with Cable Service Providers are renewed or renegotiated from time to time in the ordinary course of business. Consolidation and other market conditions in the cable and satellite distribution industry and other factors may adversely affect the Company’s ability to obtain and maintain contractual terms for the distribution of its various cable programming services that are as favorable as those currently in place.

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

•

Federal statutes permit our television stations in the aggregate to reach a maximum of 39% of the national audience (for this purpose, FCC regulations attribute to UHF television stations only 50% of the television households in their market). Our stations reach approximately 23% of the national audience.

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

•

Regulation of programming. The FCC regulates broadcast programming by, among other things, banning “indecent” programming, regulating political advertising and imposing commercial time limits during children’s programming. Broadcasters face a heightened risk of being found in violation of the indecency prohibition by the FCC because of recent FCC decisions, coupled with the spontaneity of live programming. The FCC has indicated that it is increasing enforcement activities with respect to indecency, and has indicated it would consider license revocation for serious violations. Moreover, Congress recently increased penalties for broadcasting indecent programming to a maximum of $325,000 per violation.

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

•

Cable and satellite carriage of broadcast television stations. With respect to cable systems operating within a television station’s Designated Market Area, FCC rules require that every three years each television station elect either “must carry” status, pursuant to which cable operators generally must carry a local television station in the station’s market, or “retransmission consent” status, pursuant to which the cable operator must negotiate with the television station to obtain the consent of the television station prior to carrying its signal. Under the Satellite Home Viewer Improvement Act and its successor, the Satellite Home Viewer Extension and Reauthorization Act, satellite carriers are permitted to retransmit a local television station’s signal into its local market with the consent of the local television station. Under must carry, if a satellite carrier elects to carry one local station in a market, the satellite carrier must carry the signals of all local television stations that also request carriage. Certain of the satellite carriage provisions are set to expire on December 31, 2009.

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

•

Cable and Satellite Carriage of Programming. The Communications Act and FCC rules regulate some aspects of negotiations regarding cable and satellite retransmission consent and some cable and satellite companies have sought regulation of additional aspects of the carriage of programming on cable and satellite systems. Litigation has been instituted against the Company, other program providers and distributors seeking among other things to achieve similar ends. New legislation, court action or regulation in this area could, depending on its specific nature, have an impact on the Company’s operations.

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

PARKS AND RESORTS

The Company owns and operates the Walt Disney World Resort in Florida, the Disneyland Resort in California, the Disney Vacation Club, the Disney Cruise Line, Adventures by Disney, and ESPN Zone. The Company manages and has effective ownership interests of 51% and 43%, respectively, in Disneyland Resort Paris and Hong Kong Disneyland Resort. The Company also licenses the operations of the Tokyo Disney Resort in Japan. The Company’s Walt Disney Imagineering unit designs and develops new theme park concepts and attractions as well as resort properties.

The businesses in the Parks and Resorts segment generate revenues predominately from the sale of admissions to the theme parks, room nights at our hotels, merchandise, food and beverage sales, sales and rentals of vacation club properties and cruise vacation packages. Costs consist principally of labor, depreciation, costs of merchandise, food and beverage sold, marketing and sales expense, repairs and maintenance and entertainment.

Walt Disney World Resort

The Walt Disney World Resort is located 22 miles southwest of Orlando, Florida, on approximately 25,000 acres of owned land. The resort includes theme parks (the Magic Kingdom, Epcot, Disney’s Hollywood Studios and Disney’s Animal Kingdom); hotels; vacation club properties; a retail, dining and entertainment complex; a sports complex; conference centers; campgrounds; golf courses; water parks and other recreational facilities designed to attract visitors for an extended stay.

The Walt Disney World Resort is marketed through a variety of international, national and local advertising and promotional activities. A number of attractions in each of the theme parks are sponsored by other corporations through long-term agreements.

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

Epcot – Epcot, which opened in 1982, consists of two major themed areas: Future World and World Showcase. Future World dramatizes certain historical developments and addresses the challenges facing the world today through major pavilions devoted to showcasing science and technology improvements, communication, energy, transportation, using your imagination, life and health, nature and food production, the ocean environment and space. World Showcase presents a community of nations focusing on the culture, traditions and accomplishments of people around the world. Countries represented with pavilions include the United States, Canada, China, France, Germany, Italy, Japan, Mexico, Morocco, Norway and the United Kingdom. Both areas feature themed rides and attractions, restaurants and merchandise shops. Epcot also features Illuminations: Reflections of Earth, a nighttime entertainment spectacular.

Disney’s Hollywood Studios – Disney’s Hollywood Studios, which opened in 1989 under the name of Disney-MGM Studios, changed its name to Disney’s Hollywood Studios on January 7, 2008. The park consists of a theme park, a radio studio and a film and television production facility. The park centers on Hollywood as it was during the 1930’s and 1940’s and provides various attractions, themed food service and merchandise facilities. The production facility consists of three sound stages, merchandise shops and a back lot and currently hosts both feature film and television productions. Disney’s Hollywood Studios also features Fantasmic!, a nighttime entertainment spectacular.

Disney’s Animal Kingdom – Disney’s Animal Kingdom, which opened in 1998, consists of a 145-foot Tree of Life centerpiece surrounded by six themed areas: Dinoland U.S.A., Africa, Rafiki’s Planet Watch, Asia, Discovery Island and Camp Minnie-Mickey. Each themed area contains adventure attractions, entertainment shows, restaurants and merchandise shops. The park features more than 300 species of mammals, birds, reptiles and amphibians and 3,000 varieties of trees and plants.

Hotels and Other Resort Facilities – As of September 27, 2008, the Company owned and operated 17 resort hotels at the Walt Disney World Resort, with a total of approximately 22,000 rooms and 468,000 square feet of conference meeting space. In addition, Disney’s Fort Wilderness camping and recreational area offers approximately 800 campsites.

The Walt Disney World Resort also hosts a 120-acre retail, dining and entertainment complex known as Downtown Disney, which consists of the Marketplace, West Side and Pleasure Island. Downtown Disney is home to the 50,000-square-foot World of Disney retail store featuring Disney-branded merchandise, Cirque du Soleil, the House of Blues, and the Company’s DisneyQuest facility. A number of the Downtown Disney facilities are operated by third parties that pay rent and license fees to the Company. In September 2008, the Company commenced a project to enhance Pleasure Island, which will feature new shopping and dining experiences to entertain guests of all ages.

Disney’s Wide World of Sports, which opened in 1997, is a 220-acre sports complex providing professional caliber training and competition, festival and tournament events and interactive sports activities. The complex’s venues accommodate more than 40 different sporting events, including baseball, tennis, basketball, softball, track and field, football and soccer. Its stadium is the spring training site for MLB’s Atlanta Braves and has a seating capacity exceeding 9,500. In May 2008, the Company announced plans to rebrand Disney’s Wide World of Sports complex as ESPN’s Wide World of Sports. In July 2008, the complex opened the Jostens Center, a 44,800 square foot field house that will accommodate many indoor sporting events each year. Additionally, the complex is the pre-season training site of the NFL’s Tampa Bay Buccaneers. The Amateur Athletic Union hosts more than 30 championship events per year at the facility.

In the Downtown Disney Resort area, seven independently-operated hotels are situated on property leased from the Company. These hotels have a capacity of approximately 3,700 rooms. Additionally, the Walt Disney World Swan and the Walt Disney World Dolphin hotels which have approximately 2,300 total rooms, are independently operated on property leased from the Company near Epcot.

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

The entire Disneyland Resort is marketed as a destination resort through international, national and local advertising and promotional activities. A number of the attractions and restaurants at both of the theme parks are sponsored by other corporations through long-term agreements.

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

In October 2007, the Company announced a multi-year expansion that will bring new entertainment and family-oriented attractions to Disney’s California Adventure, including an entirely new 12-acre Cars Land inspired by the animated film Cars.

Hotels and Other Resort Facilities – Disneyland Resort includes three Company-owned and operated hotels: the 969-room Disneyland Hotel, the 481-room Disney’s Paradise Pier Hotel and Disney’s Grand Californian Hotel & Spa, a deluxe 745-room hotel located adjacent to Disney’s California Adventure. The Company has plans to expand Disney’s Grand Californian Hotel & Spa by late 2009, adding more than 200 new hotel rooms and introducing 50 Disney Vacation Club units.

The Resort also includes Downtown Disney, a themed 15-acre outdoor complex of entertainment, dining and shopping venues, located adjacent to both Disneyland Park and Disney’s California Adventure. A number of the Downtown Disney facilities are operated by third parties, who pay rent and license fees to the Company.

Disneyland Resort Paris

The Company has a 51% effective ownership interest in Disneyland Resort Paris, which is a 4,800-acre development located in Marne-la-Vallée, approximately 20 miles east of Paris France, being developed pursuant to a 1987 master agreement with French governmental authorities. Euro Disney S.C.A., a publicly-traded French entity in which the Company holds a 40% interest, and its subsidiaries operate Disneyland Resort Paris, which includes Disneyland Park; Walt Disney Studios Park; seven themed hotels with approximately 5,800 rooms; two convention centers; Disney Village, a shopping, dining and entertainment complex; and a 27-hole golf facility. Of the 4,800 acres comprising the site, approximately 2,400 acres have been developed to date which includes the Val d’Europe development discussed below. An indirect, wholly-owned subsidiary of the Company is responsible for managing Disneyland Resort Paris. Euro Disney S.C.A. is required to pay royalties and management fees to certain indirect, wholly-owned subsidiaries of The Walt Disney Company based on the operating performance of the park.

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

Val d’Europe is a planned community that is being developed near Disneyland Resort Paris. The completed phases of the development include: a town center, which consists of a shopping center; a 150-room hotel; office, commercial, and residential space; and a regional train station. Third parties operate these developments on land leased or purchased from Euro Disney S.C.A. and its subsidiaries.

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

Hong Kong Disneyland Resort

The Company owns a 43% interest in Hong Kong Disneyland Resort through Hongkong International Theme Parks Limited, an entity in which the Government of the Hong Kong Special Administrative Region owns a 57% majority interest. A separate Hong Kong subsidiary of the Company is responsible for managing Hong Kong Disneyland Resort.

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

Hotels – Hong Kong Disneyland Resort includes two themed hotels: the 400-room Hong Kong Disneyland Hotel and the 600-room Disney’s Hollywood Hotel.

The master project agreement signed by the Company and the Hong Kong government in 1999 permits further phased buildout of the development under certain circumstances.

Based on the operating performance of Hong Kong Disneyland Resort, the Company is entitled to receive royalties and management fees. The Company has, however, agreed to waive management fees for the 2008 and 2009 fiscal years and to defer royalties for the same period.

Tokyo Disney Resort

Tokyo Disney Resort is located on approximately 494 acres of land, six miles east of downtown Tokyo, Japan. The resort includes two theme parks (Tokyo Disneyland and Tokyo DisneySea); three Disney-branded hotels; six independently operated hotels; and a retail, dining and entertainment complex.

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

Hotels and Other Resort Facilities – The resort includes the 504-room Disney Ambassador Hotel, the 502-room Tokyo Disney Sea Hotel MiraCosta and the 705-room Tokyo Disneyland Hotel, which opened in July 2008. The resort also includes the Disney Resort Line monorail, which links theme parks and resort hotels with Ikspiari, a retail, dining and entertainment complex, and with Bon Voyage, a Disney-themed merchandise location.

The Company earns royalties on revenues generated by the Tokyo Disney Resort, which is owned and operated by Oriental Land Co., Ltd. (OLC), a Japanese corporation in which the Company has no equity interest. OLC markets the Tokyo Disney Resort primarily through a variety of local, domestic and international advertising and promotional activities. In addition, third parties sponsor many of the theme park attractions under long-term arrangements.

Disney Vacation Club

The Disney Vacation Club (DVC) offers ownership interests in eight resort facilities located at the Walt Disney World Resort; Vero Beach, Florida; and Hilton Head Island, South Carolina. Available units at each facility are offered for sale under a vacation ownership plan and are operated as rental property until the units are sold. Disney Vacation Club inventory consists of a mix of units ranging from one bedroom studios to three bedroom villas. Unit counts in this document are presented in terms of two bedroom equivalents. As of September 27, 2008, DVC has approximately 2,300 Units. There are approximately 700 additional Units under construction at the Walt Disney World Resort. These include the second phase of Disney’s Animal Kingdom Villas as well as the recently announced Bay Lake Towers at Disney’s Contemporary Resort and the Treehouse Villas at Disney’s Saratoga Springs Resort and Spa. These accommodations are scheduled for development in phases with an anticipated completion date of the final phase planned for fall 2009. In 2007, the Company announced plans to open the first DVC units in Anaheim, California, and on the island of Oahu, Hawaii. In Anaheim, 50 Units at Disney’s Grand Californian Hotel & Spa are scheduled for completion in late 2009. In Oahu, the Company has purchased 21 acres of oceanfront property which will be home to a new DVC resort. This resort, scheduled to open in phases beginning in 2011, will include 350 traditional hotel rooms and 480 Units.

Disney Cruise Line

Disney Cruise Line, which is operated out of Port Canaveral, Florida, is a vacation cruise line that includes two 85,000-ton ships, the Disney Magic and the Disney Wonder. Both ships cater to children, families and adults, with distinctly-themed areas and activities for each group. Each ship features 877 staterooms, 73% of which are outside and provide guests with ocean views. Cruise vacations often include a visit to Disney’s Castaway Cay, a 1,000-acre private Bahamian island. The Company packages three, four and seven-day cruise vacations with visits to the Walt Disney World Resort and also offers cruise-only options.

In February 2007, the Company announced that it is expanding its cruise business by adding two new ships, one in 2011 and one in 2012. The new ships will each be 124,000 tons with 1,250 staterooms.

Adventures by Disney

Adventures by Disney, which began operations in 2005, offers a series of all inclusive guided vacation tour packages at predominantly non-Disney sites around the world. The Company offered seventeen specialized excursions during 2008. In August 2008, the Company announced that Adventures by Disney is adding new destinations, giving guests a total of twenty three destinations to choose from in 2009.

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

Theatrical Market

Walt Disney Pictures, a subsidiary of the Company, produces and acquires live-action motion pictures that are distributed primarily under the Walt Disney Pictures and Touchstone Pictures banners focusing on the production of Disney-branded films. Miramax Film Corp. (Miramax), another subsidiary of the Company, acquires and produces motion pictures under the Miramax banner. The Company distributed motion pictures under the Dimension banner through September 30, 2005. All releases under the Dimension banner after September 30, 2005 are owned and distributed by The Weinstein Company, a third-party company operated by the former co-chairmen of Miramax. The Company retains a license to continue to use the Dimension banner on titles that were released prior to September 30, 2005. The Company also produces and distributes animated motion pictures under the banners, Walt Disney Pictures and Pixar.

During fiscal 2009, we expect to distribute domestically approximately 16 feature films under the Walt Disney Pictures, Pixar and Touchstone Pictures banners and approximately nine films under the Miramax banner. These releases include several live-action family films and full-length animated films, with the remainder targeted to teenagers and/or adults. As of September 27, 2008, the Company had released domestically 928 full-length live-action features, 80 full-length animated features, approximately 546 cartoon shorts and 53 live action shorts under the Walt Disney Pictures, Pixar, Touchstone Pictures, Hollywood Pictures, Miramax and Dimension banners.

We distribute and market our filmed products principally through our own distribution and marketing companies in the U.S. In the international markets, we distribute our filmed products both directly and through independent distribution companies or through joint ventures. Films released theatrically in the U.S. can be released simultaneously in international territories or generally up to six months later.

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

As of September 27, 2008, under the banners Walt Disney Pictures, Pixar, Touchstone Pictures, Hollywood Pictures, Miramax and Dimension, 1,407 produced and acquired titles, including 1,139 live-action titles and 268 cartoon shorts and animated features, are available to the domestic home entertainment marketplace and 3,309 produced and acquired titles, including 2,456 live-action titles and 853 cartoon shorts and animated features, are available to the international home entertainment market.

Television Market

Pay-Per-View (PPV)/Video-on-Demand (VOD): Generally about one to two months after the home entertainment window begins, the studio’s television distributors, Disney-ABC Domestic Television and Disney-ABC-ESPN Television, license titles to cable, satellite, internet game consoles, and mobile platforms for showing on a pay-per-view/video-on-demand basis. PPV/VOD services deliver one-time rentals electronically to consumers at a price comparable to that of physical media rentals.

Pay Television (Pay 1): There are generally two pay television windows. The first window is generally sixteen months in duration and follows the PPV/VOD window. The Company has licensed exclusive domestic pay television rights to certain films released under the Walt Disney Pictures, Pixar, Touchstone Pictures, Hollywood Pictures, Miramax and Dimension banners to the Starz (formerly Encore) pay television service through fiscal 2013.

Free Television (Free 1): The Pay 1 window is followed by a free television window with telecasts accessible to consumers without charge. This free window may last up to 84 months. Motion pictures are usually sold in the Free 1 window on an ad-hoc basis to major networks, including the ABC Television Network, and basic cable services, including ABC Family, Disney Channel, Toon Disney, and SOAPnet.

Pay Television 2 (Pay 2) and Free Television 2 (Free 2): In the U.S., Free 1 is generally followed by a fourteen-month Pay 2 window, included under our license arrangement with Starz, and finally by a Free 2 window. The Free 2 window is a syndication window where films are licensed both to basic cable networks and to third-party television station groups. Major packages of the Company’s feature films have been licensed for broadcast under multi-year agreements.

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

Walt Disney Records produces and distributes compact discs and music DVDs in the United States. Music categories include infant, children’s read-along, teens, all-family and soundtracks from film and television series distributed by Walt Disney Pictures and Disney Channel. It also licenses the creation of similar products throughout the rest of the world. Hollywood Records develops, produces and markets recordings from talent across a spectrum of popular music. Nashville-based Lyric Street Records develops, produces and markets recordings in the country music genre.

Each of the labels commissions new music for the Company’s motion picture and television programs, records the songs and licenses the song copyrights to others for printed music, records, audio-visual devices, public performances and digital distribution. Buena Vista Concerts produces live-entertainment events with artists signed to the Disney Music Group record labels.

Disney Music Publishing controls the copyrights of thousands of musical compositions derived from the Company’s motion picture, television, record and theme park properties, as well as musical compositions written by songwriters under exclusive contract. It is responsible for the management, protection, and licensing of the Disney song catalog on a worldwide basis, including licensing for printed music, records, audio-visual works and new media.

Disney Theatrical Group

The Disney Theatrical Group includes both Disney Theatrical Productions and Disney Live Family Entertainment.

Disney Theatrical Productions develops, produces and licenses live entertainment events. The Company has produced and licensed Broadway musicals around the world, including Beauty and the Beast, The Lion King, Elton John & Tim Rice’s Aida, Mary Poppins (a co-production with Cameron Mackintosh Ltd), TARZAN®, the professional touring stage version of High School Musical, and The Little Mermaid which opened on Broadway in January 2008. In addition, the Company licenses musicals for local school and community theatre productions.

Disney Live Family Entertainment delivers worldwide touring productions under the Disney On Ice and Disney Live! brands under a license to Feld Entertainment. In May 2008, Disney Live! launched Three Classic Fairytales in Shanghai, China, and in September 2008, Disney On Ice launched its latest ice show, Worlds of Fantasy in Lakeland, Florida.

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

The Studio Entertainment businesses compete with all forms of entertainment. A significant number of companies produce and/or distribute theatrical and television films, exploit products in the home entertainment market, provide pay television programming services and sponsor live theater. We also compete to obtain creative and performing talents, story properties, advertiser support and broadcast rights that are essential to the success of our Studio Entertainment businesses.

CONSUMER PRODUCTS

The Consumer Products segment engages with licensees, manufacturers, publishers and retailers throughout the world to design, develop, publish, promote and sell a wide variety of products based on existing and new Disney characters and other Company intellectual property. In addition to leveraging the Company’s film and television properties, Consumer Products also develops new intellectual property with the potential of being used in the Company’s other businesses. The Company also engages in retail and online distribution of products based on the Company’s characters and films through The Disney Store and DisneyShopping.com, respectively.

Merchandise Licensing

The Company’s worldwide merchandise licensing operations include a diverse range of product categories, the most significant of which are: toys, apparel, accessories, footwear, home furnishings, home décor, health, beauty, food, stationery and consumer electronics. The Company licenses characters from its film, television and other properties and earns royalties, which are usually based on a fixed percentage of the wholesale or retail selling price of the products. Some of the major properties licensed by the Company include Mickey Mouse, Winnie the Pooh, Disney Princess, Cars, Hannah Montana, and High School Musical. The Company also designs individual products and creates exclusive themed and seasonal promotional campaigns for retailers based on characters, movies and TV shows.

Books and Magazines

Disney Publishing Worldwide (DPW) publishes children’s books and magazines in multiple countries and languages. DPW’s businesses include Disney Global Book Group, Global Children’s Magazines, U.S. Consumer Magazines, and Disney English. In fiscal 2008, the Disney Global Books Group published titles around the world in support of such franchises as High School Musical, Cars, Hannah Montana, Disney Princess, Disney Fairies, and Playhouse Disney. The Global Children’s Magazines business launched new titles such as High School Musical, Hannah Montana, Playhouse Disney, and the World of Cars, adding to its portfolio of magazines dedicated to Standard Characters. The U.S. Consumer Magazine business includes FamilyFun, Wondertime, and Disney en Familia, a new publication launched in 2008, designed for U.S. Hispanic households. DPW also licenses books, magazines and English language learning programs. In October 2008, DPW opened its first Disney English Center in Shanghai.

Disney Interactive Studios

Disney Interactive Studios (DIS) creates, develops, markets and distributes multi-platform video games worldwide. DIS focuses on multi-platform games derived from the Company’s creative content, such as Pirates of the Caribbean: At World’s End, High School Musical and The Chronicles of Narnia: Prince Caspian. DIS also released Turok and Pure. DIS is increasing its investment in internally developed and published games through the acquisition of studios and increased product development spending. DIS also licenses properties for games, such as Kingdom Hearts and Wall-E to third-party publishers. The Company has a licensing agreement with THQ, Inc. that includes the two Pixar titles that follow Wall-E.

The Disney Store

The Company markets Disney-themed products directly through retail stores operated under the Disney Store name. These facilities are generally located in leading shopping malls and other retail complexes. The stores carry a wide variety of Disney merchandise and promote other businesses of the Company. The Company owns and operates 229 stores in North America and 105 stores in Europe. In Japan, the stores are operated by a subsidiary of Oriental Land Co., Ltd., under a licensing arrangement. In fiscal 2005, The Disney Stores North America (315 stores) were sold to a wholly-owned subsidiary of The Children’s Place (TCP), which operated them under a licensing and operating arrangement. In fiscal 2008, the Company re-acquired certain assets of the Disney Stores North America and terminated TCP’s long-term licensing arrangement. The Company acquired the inventory, leasehold improvements, and certain fixed assets of, and assumed the leases on, 229 stores that it currently operates. The Company conducted the wind-down and closure of an additional 88 stores but did not assume the leases on these stores. See Note 3 to the Consolidated Financial Statements for discussion of the acquisition of The Disney Stores North America.

DisneyShopping.com

DisneyShopping.com offers Disney-themed merchandise through an internet site, which includes internally developed Disney merchandise as well as merchandise from Disney licensees.

Competition and Seasonality

The Company competes in its merchandise licensing, publishing, video game and retail activities with other licensors, publishers and retailers of character, brand and celebrity names. Based on independent surveys, we believe the Company is the largest worldwide licensor of character-based merchandise based on retail sales. Operating results for the licensing and retail distribution business are influenced by seasonal consumer purchasing behavior and by the timing and performance of animated theatrical releases and cable programming broadcasts.

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

Recent changes in U.S., global, or regional economic conditions could have a continuing adverse effect on the profitability of some or all of our businesses.

Recent turmoil in the financial markets has adversely affected economic activity in the United States and other regions of the world in which we do business. There is evidence that this is affecting demand for some of our products and services, and a continued decline in economic activity could adversely affect demand for any of our businesses, thus reducing our revenue and earnings. A sustained decline in economic conditions could reduce attendance and spending at one or more of our parks and resorts, purchase of or prices for advertising on our broadcast or cable networks or owned stations, prices that Cable Service Providers will pay for our cable programming, performance of our theatrical and home entertainment releases, and purchases of Company-branded consumer products. These conditions could also impair the ability of those with whom we do business to satisfy their obligations to us. In addition, an increase in price levels generally, or in price levels in a particular sector such as the energy sector, could result in a shift in consumer demand away from the entertainment and consumer products we offer, which could also adversely affect our revenues and, at the same time, increase our costs. Changes in exchange rates for foreign currencies may reduce international demand for our products, increase our labor or supply costs in non-United States markets, or reduce the United States dollar value of revenue we receive from other markets.

Changes in public and consumer tastes and preferences for entertainment and consumer products could reduce demand for our entertainment offerings and products and adversely affect the profitability of any of our businesses.

Each of our businesses creates entertainment or consumer products whose success depends substantially on consumer tastes and preferences that change in often unpredictable ways. The success of our businesses depends on our ability to consistently create and distribute filmed entertainment, broadcast and cable programming, online material, electronic games, theme park attractions, hotels and other resort facilities and consumer products that meet the changing preferences of the broad consumer market. Many of our businesses increasingly depend on worldwide acceptance of our offerings and products outside the United States, and their success therefore depends on our ability to successfully predict and adapt to changing consumer tastes and preferences outside as well as inside the United States. Moreover, we must often invest substantial amounts in film production, broadcast and cable programming, electronic games, theme park attractions, or hotels and other resort facilities before we learn the extent to which these products will earn consumer acceptance. If our entertainment offerings and products do not achieve sufficient consumer acceptance, our revenue from advertising sales (which are based in part on ratings for the programs in which advertisements air) or subscription fees for broadcast and cable programming and online services, from theatrical film receipts or home video or electronic game sales, from theme park admissions, hotel room charges and merchandise, food and beverage sales, from sales of licensed consumer products or from sales of our other consumer products and services may decline and adversely affect the profitability of one or more of our businesses.

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

Recent turmoil in the financial markets could increase our cost of borrowing and impede access to or increase the cost of financing our operations and investments.

U.S. and global credit and equity markets have recently undergone significant disruption, making it difficult for many businesses to obtain financing on acceptable terms. In addition, equity markets are continuing to experience rapid and wide fluctuations in value. If these conditions continue or worsen, our cost of borrowing may increase and it may be more difficult to obtain financing for our operations or investments. In addition, our borrowing costs can be affected by short and long-term debt ratings assigned by independent rating agencies which are based, in significant part, on the Company’s performance as measured by credit metrics such as interest coverage and leverage ratios. A decrease in these ratings would likely increase our cost of borrowing and/or make it more difficult for us to obtain financing. The disruption in the global financial markets has also impacted some of the financial institutions with which we do business. A sustained decline in the financial stability of financial institutions could affect our ability to secure credit-worthy counterparties for our interest rate and foreign currency hedging programs and could affect our ability to settle existing contracts.

Increased competitive pressures may reduce our revenues or increase our costs.

We face substantial competition in each of our businesses from alternative providers of the products and services we offer and from other forms of entertainment, lodging, tourism and recreational activities. We also must compete to obtain human resources, programming and other resources we require in operating our business. For example:

•	Our broadcast and cable networks, stations and online offerings compete for viewers with other broadcast, cable and satellite services as well as with home video products and internet usage.

•	Our broadcast and cable networks and stations compete for the sale of advertising time with other broadcast, cable and satellite services, as well as newspaper, magazines, billboards and the internet.

•	Our cable networks compete for carriage of their programming with other programming providers.

•	Our broadcast and cable networks compete for the acquisition of creative talent and sports and other programming with other broadcast and cable networks.

•	Our theme parks and resorts compete for guests with all other forms of entertainment, lodging, tourism and recreation activities.

•	Our studio operations compete for customers with all other forms of entertainment.

•	Our studio operations, broadcast and cable networks and publishing businesses compete to obtain creative and performing talent, story properties, advertiser support, broadcast rights and market share.

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

With more than 150,000 employees, our profitability is substantially affected by costs of pension benefits and current and postretirement medical benefits. We may experience significant increases in these costs as a result of macro-economic factors, which are beyond our control, including increases in the cost of health care. In addition, changes in investment returns and discount rates used to calculate pension expense and related assets and liabilities can be volatile and may have an unfavorable impact on our costs in some years. As a result of recent overall market conditions, we have experienced a significant decline in the fair value of our pension and post retirement medical plan assets since our June 30, 2008 measurement date. These macro-economic factors as well as the decline in the fair value of pension plan assets may put upward pressure on the cost of providing pension and medical benefits and may increase future funding contributions. Although we have actively sought to control increases in these costs, there can be no assurance that we will succeed in limiting cost increases, and continued upward pressure could reduce the profitability of our businesses.

Our results may be adversely affected if long-term programming or carriage contracts are not renewed on sufficiently favorable terms.

We enter into long-term contracts for both the acquisition and the distribution of media programming and products, including contracts for the acquisition of programming rights for sporting events and other programs, and contracts for the distribution of our programming to Cable Service Providers. As these contracts expire, we must renew or renegotiate the contracts, and if we are unable to renew them on acceptable terms, we may lose programming rights or distribution rights. Even if these contracts are renewed, the cost of obtaining programming rights may increase (or increase at faster rates than our historical experience) or the revenue from distribution of programs may be reduced (or increase at slower rates than our historical experience). With respect to the acquisition of programming rights, particularly sports programming rights, the impact of these long-term contracts on our results over the term of the contracts depends on a number of factors, including the strength of advertising markets, effectiveness of marketing efforts and the size of viewer audiences. There can be no assurance that revenues from programming based on these rights will exceed the cost of the rights plus the other costs of producing and distributing the programming.

Changes in regulations applicable to our businesses may impair the profitability of our businesses.

Our broadcast networks and television stations are highly regulated, and each of our other businesses is subject to a variety of United States and overseas regulations. These regulations include:

•	United States FCC regulation of our television and radio networks, our national programming networks, and our owned television stations. See Item 1 – Business – Media Networks, Federal Regulation.

•	Environmental protection regulations.

•	Federal, state and foreign privacy and data protection laws and regulations.

•	Regulation of the safety of consumer products and theme park operations.

•	Imposition by foreign countries of trade restrictions or motion picture or television content requirements or quotas.

•	Domestic and international tax laws or currency controls.

Changes in any of these regulatory areas may require us to spend additional amounts to comply with the regulations, or may restrict our ability to offer products and services that are profitable.

Labor disputes may disrupt our operations and adversely affect the profitability of any of our businesses.

A significant number of employees in various of our businesses are covered by collective bargaining agreements, including employees of our theme parks and resorts as well as writers, directors, actors, production personnel and others employed in our media networks and studio operations. In addition, the employees of licensees who manufacture and retailers who sell our consumer products may be covered by labor agreements with their employers. In general, a labor dispute involving our employees or the employees of our licensees or retailers who sell our consumer products may disrupt our operations and reduce our revenues, and resolution of disputes may increase our costs. The contract the Company and other producers had with the Screen Actors Guild expired June 30, 2008 without agreement on terms for a new contract. There can be no assurance that a new agreement will be reached without a work stoppage, and any work stoppage could limit production and distribution of films or result in limitations on production and airing of television programming, either of which could have a negative impact on revenues and profitability.

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

ITEM 1B.  Unresolved Staff Comments

The Company has received no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of its 2008 fiscal year and that remain unresolved.

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

Location	Property / Approximate Size	Use	Business Segment (1)
Burbank, CA	Land (48 acres) & Buildings (2,000,000 ft2)	Owned Office/Production/Warehouse	Corp/Studio/Media/CP

Burbank, CA & surrounding cities (2)	Buildings (1,760,000 ft2 )	Leased Office/Warehouse (includes 5,000 ft2 sublet to third party tenants)	Corp/Studio/Media/CP

Glendale, CA & North Hollywood, CA	Land (154 acres) & Buildings (2,600,000 ft2)	Owned Office/Warehouse (includes 700,000 ft2 sublet to third party tenants)	Corp/Studio/Media/CP/TP&R

Glendale, CA	Buildings (160,000 ft2)	Leased Office/Warehouse	Corp/CP

Los Angeles, CA	Land (22 acres) & Buildings (600,000 ft2 )	Owned Office/Production/Technical	Media

Los Angeles, CA	Buildings (170,000 ft2 )	Leased Office/Production/Technical	Media

New York, NY	Land (6.5 acres) & Buildings (1,400,000 ft2 )	Owned Office/Production/Technical (includes 15,000 ft2 sublet to third party tenants)	Media

New York, NY	Buildings (680,000 ft2 )	Leased Office/Production/Warehouse (includes 15,000 ft2 sublet to third party tenants)	Corp/Studio/Media

Bristol, CT	Land (95 acres) & Buildings (710,000 ft2 )	Owned Office/Production/Technical	Media

Bristol, CT	Buildings (400,000 ft2 )	Leased Office/Warehouse/Technical	Media

Emeryville, CA	Land (21 acres) & Buildings (270,000ft2 )	Owned Office/Production/Technical (includes 20,000 ft2 sublet to third party tenants)	Studio

Emeryville, CA	Buildings (125,000ft2 )	Leased Office/Storage	Studio

USA & Canada	Land and Buildings (Multiple sites and sizes)	Owned and Leased Office/ Production/Transmitter/Retail/ Warehouse	Studio/CP/Media/ TP&R

Hammersmith, England	Building (330,000 ft2 )	Owned Office (includes 25,000 ft2 sublet to third party tenants)	Corp/Studio/Media/CP

Europe, Asia, Australia & Latin America	Buildings (Multiple sites and sizes)	Leased Office/Retail/Warehouse	Corp/Studio/Media/CP

(1)	Corp – Corporate, CP – Consumer Products and TP&R – Theme Parks and Resorts

(2)	Surrounding cities include North Hollywood, CA and Sun Valley, CA

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

On October 19, 2006, the parties stipulated to SSI’s filing its Fourth Amended Answer and Counterclaims (Fourth Amended Answer) seeking (a) to invalidate the Hunt termination notice, (b) to terminate the Company’s rights vis-à-vis SSI, and (c) damages in excess of two billion dollars, among other relief. That stipulation also provided that Hunt and the Company need not respond to the Fourth Amended Answer until the conclusion of two events: the state court appeal in Stephen Slesinger, Inc. v. The Walt Disney Company, and the trial in the District Court on the validity of the Hunt termination notice. SSI then sought to withdraw both the Fourth Amended Answer and its stipulation, but on November 3, 2006, the District Court denied that request. SSI’s motion for summary judgment on the validity of Hunt’s 2002 attempt to recapture E. H. Shepard’s rights was granted on February 15, 2007, and thereafter, on March 27, 2007, the District Court dismissed as moot all claims against Hunt and three of SSI’s counterclaims against the Company related to the Company’s agreements with Milne and Hunt concerning the termination and disposition of their rights. On January 3, 2008, the California Supreme Court denied SSI’s petition for review in the state court action, whereupon on April 21, 2008, the Company moved for summary judgment on all of SSI’s claims in the District Court action. On June 3, 2008, the District Court ordered further briefing on the issue of whether SSI’s misconduct in the state court action warrants dismissal of all of its claims in the District Court, and then on July 29, 2008, the District Court referred the summary judgment motion to a Special Master who will issue findings and recommendations on the preclusion and termination issues raised by the motion.

Relatedly, on December 4, 2006, August 22, 2007, and February 8, April 18, August 27, 2008, and October 31, 2008, SSI initiated proceedings in the United States Patent and Trademark Office (PTO) seeking cancellation of certain Winnie the Pooh trademark registrations and opposing applications for other Winnie the Pooh trademarks. The PTO has suspended all the proceedings on the grounds that the relief sought is effectively duplicative of that sought in the Fourth Amended Answer. Also, on April 18 and October 16, 2008, SSI initiated actions before the Canadian Intellectual Property Office (“CIPO”) opposing applications for certain Winnie the Pooh trademarks. On September 4, 2008, the Company filed an answer to the April 18 action before the CIPO, denying SSI’s claims.

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

Executive Officers of the Company

The executive officers of the Company are elected each year at the organizational meeting of the Board of Directors, which follows the annual meeting of the shareholders, and at other Board of Directors meetings, as appropriate. Each of the executive officers has been employed by the Company in the position or positions indicated in the list and pertinent notes below. Except as noted, each of the executive officers has been employed by the Company for more than five years.

At September 27, 2008, the executive officers of the Company were as follows:

Name	Age	Title	Executive Officer Since
Robert A. Iger	57	President and Chief Executive Officer (1)	2000

Thomas O. Staggs	47	Senior Executive Vice President and Chief Financial Officer	1998

Alan N. Braverman	60	Senior Executive Vice President, General Counsel and Secretary (2)	2003

Kevin A. Mayer	46	Executive Vice President, Corporate Strategy, Business Development and Technology (3)	2005

Christine M. McCarthy	53	Executive Vice President, Corporate Finance and Real Estate and Treasurer (4)	2005

Dennis Shuler	53	Executive Vice President and Chief Human Resources Officer (5)	2008

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

(5)

Mr. Shuler was named Executive Vice President and Chief Human Resources Officer of the Company, effective April 1, 2008. Mr. Shuler was previously Vice President – Human Resources at Procter & Gamble where he held positions with increasing responsibilities for human resources in the beauty, health and well being businesses from 2001 to 2008.

PART II

ITEM 5.  Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is listed on the New York Stock Exchange under the ticker symbol “DIS”. The following table shows, for the periods indicated, the high and low sales prices per share of common stock as reported in the Bloomberg Financial markets services.

	Sales Price
	High	Low
2008
4th Quarter	$34.85	$28.55
3rd Quarter	35.02	29.57
2nd Quarter	33.23	26.30
1st Quarter	35.69	30.68

2007
4th Quarter	$35.38	$31.25
3rd Quarter	36.30	33.00
2nd Quarter	35.61	32.22
1st Quarter	34.43	30.00

The Company declared a $664 million dividend ($0.35 per share) on November 28, 2007 related to fiscal 2007. The Board of Directors has not declared a dividend related to fiscal 2008 as of the date of this report.

As of September 27, 2008, the approximate number of common shareholders of record was 1,003,443.

The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended September 27, 2008:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
June 29, 2008 – July 31, 2008	22,349,935	$30.41	22,220,000	208 million
August 1, 2008 – August 31, 2008	14,882,757	31.40	14,775,000	193 million
September 1, 2008 – September 27, 2008	9,891,486	32.54	9,794,186	184 million

Total	47,124,178	31.17	46,789,186	184 million

(1)

334,992 shares were purchased on the open market to provide shares to participants in the Walt Disney Investment Plan (WDIP) and Employee Stock Purchase Plan (ESPP). These purchases were not made pursuant to a publicly announced repurchase plan or program.

(2)

Under a share repurchase program implemented effective June 10, 1998, the Company is authorized to repurchase shares of its common stock. On May 1, 2007, following share repurchases made through May 1, 2007, the Company’s Board of Directors increased the repurchase authorization to a total of 400 million shares as of that date. The repurchase program does not have an expiration date.

ITEM 6.  Selected Financial Data

(In millions, except per share data)	2008 (1)(6)	2007 (2)(3)(6)	2006 (2)(4)(6)	2005 (2)(5)(6)	2004 (2)(7)
Statements of income
Revenues	$37,843	$35,510	$33,747	$31,374	$30,176
Income from continuing operations before the cumulative effect of accounting changes	4,427	4,674	3,304	2,460	2,223
Per common share
Earnings from continuing operations before the cumulative effect of accounting changes
Diluted	$2.28	$2.24	$1.60	$1.19	$1.07
Basic	2.34	2.33	1.65	1.21	1.08
Dividends	0.35	0.31	0.27	0.24	0.21
Balance sheets
Total assets	$62,497	$60,928	$59,998	$53,158	$53,902
Long-term obligations	14,889	14,916	13,974	14,102	13,014
Shareholders’ equity	32,323	30,753	31,820	26,210	26,081
Statements of cash flows Cash provided (used) by:
Continuing operating activities	$5,446	$5,398	$5,960	$4,139	$4,232
Continuing investing activities	(2,162)	(618)	(220)	(1,682)	(1,478)
Continuing financing activities	(3,953)	(3,619)	(5,166)	(2,899)	(2,704)

(1)

The fiscal 2008 results include an accounting gain related to the acquisition of the Disney Stores North America and a gain on the sale of movies.com (together $0.01 per diluted share), the favorable resolution of certain prior-year income tax matters ($0.03 per diluted share), and a bad debt charge for a receivable from Lehman Brothers ($0.03 per diluted share). These items collectively resulted in a net benefit of $0.01 per diluted share.

(2)

During fiscal 2007, the Company concluded the spin-off of the ABC Radio business and thus reports ABC Radio as discontinued operations for all periods presented (see Note 3 to the Consolidated Financial Statements for further discussion).

(3)

The fiscal 2007 results include gains from the sales of E! Entertainment and Us Weekly ($0.31 per diluted share), the favorable resolution of certain prior-year income tax matters ($0.03 per diluted share) and an equity-based compensation plan modification charge ($0.01 per diluted share). Including the impact of rounding, these items collectively resulted in a net benefit of $0.32 per diluted share.

(4)

During fiscal 2006, the Company completed an all stock acquisition of Pixar for $7.5 billion. In addition, results include gains on sales of a Spanish cable equity investment and Discover Magazine ($0.02 per diluted share), the favorable resolution of certain prior-year income tax matters ($0.02 per diluted share) and a net benefit associated with the completion of the Pixar acquisition ($0.01 per diluted share). These items collectively resulted in a net benefit of $0.05 per diluted share.

(5)

The fiscal 2005 results include the favorable resolution of certain prior-year income tax matters ($0.06 per diluted share), a benefit from the restructuring of Euro Disney’s borrowings ($0.02 per diluted share), an income tax benefit from the repatriation of foreign earnings under the American Jobs Creation Act ($0.02 per diluted share), a gain on the sale of the Mighty Ducks of Anaheim ($0.01 per diluted share), a write-off of investments in leveraged leases ($0.03 per diluted share), a write-down related to the MovieBeam venture ($0.02 per diluted share), an impairment charge for a cable television investment in Latin America ($0.01 per diluted share) and restructuring and impairment charges related to the sale of The Disney Stores North America ($0.01 per diluted share). These items collectively resulted in a net benefit of $0.04 per diluted share.

(6)

The Company adopted Statement of Financial Accounting Standards No. 123R, Share Based Payment (SFAS 123R) effective at the beginning of fiscal 2005 and recorded $214 million, $213 million, $241 million, and $248 million of pre-tax stock option compensation expense for fiscal 2008, 2007, 2006 and 2005, respectively.

(7)

During fiscal 2004, the Company adopted FASB Interpretation No. 46R, Consolidation of Variable Interest Entities (FIN 46), and as a result, consolidated the balance sheets of Disneyland Resort Paris and Hong Kong Disneyland as of March 31, 2004 and the income and cash flow statements beginning April 1, 2004, the beginning of the Company’s fiscal third quarter. Under FIN 46 transition rules, Euro Disney’s and Hong Kong Disneyland’s operating results continued to be accounted for on the equity method for the six-month period ended March 31, 2004. In addition, the 2004 results include the favorable resolution of certain prior-year income tax matters ($0.06 per diluted share) and restructuring and impairment charges ($0.02 per diluted share), which collectively resulted in a net benefit of $0.04 per diluted share.

ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

CONSOLIDATED RESULTS

(in millions, except per share data)

	2008	2007	2006	% change
				2008 vs. 2007	2007 vs. 2006
Revenues	$37,843	$35,510	$33,747	7%	5%
Costs and expenses	(30,439)	(28,681)	(28,392)	6%	1%
Other (expense) / income	(59)	1,004	88	nm	>100%
Net interest expense	(524)	(593)	(592)	(12) %	— %
Equity in the income of investees	581	485	473	20%	3%

Income from continuing operations before income taxes and minority interests	7,402	7,725	5,324	(4) %	45%
Income taxes	(2,673)	(2,874)	(1,837)	(7) %	56%
Minority interests	(302)	(177)	(183)	71%	(3) %

Income from continuing operations	4,427	4,674	3,304	(5) %	41%
Discontinued operations, net of tax	—	13	70	nm	(81) %

Net income	$4,427	$4,687	$3,374	(6) %	39%

Diluted Earnings per share (1):
Earnings per share, continuing operations	$2.28	$2.24	$1.60	2%	40%
Earnings per share, discontinued operations	—	0.01	0.03	nm	(67) %

Earnings per share (2)	$2.28	$2.25	$1.64	1%	37%

Basic Earnings per share:
Earnings per share, continuing operations	$2.34	$2.33	$1.65	— %	41%
Earnings per share, discontinued operations	—	0.01	0.03	nm	(67) %

Earnings per share (2)	$2.34	$2.34	$1.68	— %	39%

Weighted average number of common and common equivalent shares outstanding:
Diluted	1,948	2,092	2,076

Basic	1,890	2,004	2,005

(1)

The calculation of diluted earnings per share assumes the conversion of the Company’s convertible senior notes into 45 million shares of common stock for periods presented prior to their redemption in the third quarter of fiscal 2008. Related after-tax interest expense of $12 million for fiscal 2008 and $21 million for fiscal 2007 and 2006 has been added back for the calculation of diluted earnings per share.

(2)	Total earnings per share may not equal the sum of the column due to rounding.

Organization of Information

Management’s Discussion and Analysis provides a narrative on the Company’s financial performance and condition that should be read in conjunction with the accompanying financial statements. It includes the following sections:

•	Consolidated Results
•	Business Segment Results – 2008 vs. 2007
•	Non-Segment Items – 2008 vs. 2007
•	Pension and Benefit Costs
•	Business Segment Results – 2007 vs. 2006
•	Non-Segment Items – 2007 vs. 2006
•	Liquidity and Capital Resources
•	Contractual Obligations, Commitments, and Off Balance Sheet Arrangements
•	Accounting Policies and Estimates
•	Accounting Changes
•	Forward-Looking Statements

CONSOLIDATED RESULTS

2008 vs. 2007

Revenues for the year increased 7%, or $2.3 billion, to $37.8 billion; net income decreased 6%, or $260 million, to $4.4 billion; and diluted earnings per share increased 1% to $2.28.

Net income for the current year included certain items that affected comparability, including an accounting gain related to the acquisition of the Disney Stores in North America and a gain on the sale of movies.com (together $0.01 per diluted share), the favorable resolution of certain prior-year income tax matters ($0.03 per diluted share), and a bad debt charge for a receivable from Lehman Brothers ($0.03 per diluted share). These items collectively resulted in a net benefit of $0.01 per diluted share. Fiscal 2007 included gains from the sales of E! Entertainment and Us Weekly ($0.31 per diluted share), favorable resolution of certain prior-year income tax matters ($0.03 per diluted share), income from the discontinued operations of the ABC Radio business ($0.01 per diluted share) and an equity-based compensation plan modification charge ($0.01 per diluted share). Including the impact of rounding, these items collectively resulted in a net benefit of $0.33 per diluted share.

The decrease in net income for the current year was the result of gains in the prior year from the sale of E! Entertainment and Us Weekly and a decrease in operating income at the Studio Entertainment segment, partially offset by higher operating income at the Media Networks, Parks and Resorts and Consumer Products segments. The increase in diluted earnings per share was driven by a decrease in weighted average shares outstanding. Earnings growth at the operating segments was primarily due to increases in affiliate and advertising revenues at our cable businesses, higher guest spending and attendance at Walt Disney World Resort and Disneyland Resort Paris, and strong sales of licensed products at Consumer Products. The decrease at Studio Entertainment was primarily due to a decrease in home entertainment.

2007 vs. 2006

Revenues for the year increased 5%, or $1.8 billion, to $35.5 billion; net income increased 39%, or $1.3 billion, to $4.7 billion; and diluted earnings per share increased 37% to $2.25.

As discussed above, net income for fiscal 2007 included certain items which affected comparability. Net income for fiscal 2006 also included certain items which affected comparability, including income from the discontinued operations of the ABC Radio business ($0.03 per diluted share), gains on sales of a Spanish cable equity investment and Discover Magazine (together $0.02 per diluted share), favorable resolution of certain prior-year income tax matters ($0.02 per diluted share) and a net benefit associated with the completion of the Pixar acquisition ($0.01 per diluted share). Including the impact of rounding, these items collectively benefited diluted earnings per share by $0.09.

Growth in fiscal 2007 was driven by the E! and Us Weekly gains discussed above and higher operating income at the Media Networks, Studio Entertainment and Parks and Resorts segments. Growth at the operating segments was primarily due to higher affiliate and advertising revenues at our cable businesses, improved home entertainment performance driven by the success of Cars and Pirates of the Caribbean: Dead Man’s Chest, strong sales of ABC Studios productions, increased guest spending and theme park attendance at Walt Disney World and Disneyland Resort Paris and lower costs for sports programming due to fewer hours at the ABC Television Network.

BUSINESS SEGMENT RESULTS – 2008 vs. 2007

				% change
(in millions)	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
Revenues:
Media Networks	$16,116	$15,104	$14,186	7%	6%
Parks and Resorts	11,504	10,626	9,925	8%	7%
Studio Entertainment	7,348	7,491	7,529	(2) %	(1) %
Consumer Products	2,875	2,289	2,107	26%	9%

	$37,843	$35,510	$33,747	7%	5%

Segment operating income(1):
Media Networks	$4,755	$4,275	$3,481	11%	23%
Parks and Resorts	1,897	1,710	1,534	11%	11%
Studio Entertainment	1,086	1,195	728	(9) %	64%
Consumer Products	718	631	607	14%	4%

	$8,456	$7,811	$6,350	8%	23%

(1)

Segment operating income includes equity in the income of investees. In the Business Segment results discussion, equity in the income of investees is included in segment operating income but does not affect segment revenues or costs and expenses.

The Company evaluates the performance of its operating segments based on segment operating income and management uses aggregate segment operating income as a measure of the overall performance of the operating businesses. The Company believes that information about aggregate segment operating income assists investors by allowing them to evaluate changes in the operating results of the Company’s portfolio of businesses separate from factors other than business operations that affect net income. The following table reconciles segment operating income to income from continuing operations before income taxes and minority interests.

				% change
(in millions)	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
Segment operating income	$8,456	$7,811	$6,350	8%	23%
Corporate and unallocated shared expenses	(471)	(497)	(522)	(5) %	(5) %
Other (expense) / income	(59)	1,004	88	nm	>100%
Net interest expense	(524)	(593)	(592)	(12) %	— %

Income from continuing operations before income taxes and minority interests	$7,402	$7,725	$5,324	(4) %	45%

Media Networks

The following table provides supplemental revenue and operating income detail for the Media Networks segment:

(in millions)				% change
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
Revenues
Cable Networks	$10,041	$9,167	$8,159	10%	12%
Broadcasting	6,075	5,937	6,027	2%	(1) %

	$16,116	$15,104	$14,186	7%	6%

Segment operating income
Cable Networks	$4,100	$3,577	$3,001	15%	19%
Broadcasting	655	698	480	(6) %	45%

	$4,755	$4,275	$3,481	11%	23%

Revenues

Media Networks revenues increased 7%, or $1.0 billion, to $16.1 billion, consisting of a 10% increase, or $874 million, at the Cable Networks and a 2% increase, or $138 million, at Broadcasting.

Increased Cable Networks revenues were primarily due to growth of $654 million from Cable Service Providers, $206 million from advertising revenues and $14 million from other revenues. Revenues from Cable Service Providers (Affiliate Fees) are generally derived from fees charged on a per-subscriber basis, and the increase in the current year was driven by increases at ESPN and, to a lesser extent, at the worldwide Disney Channels and ABC Family Channel. The increase at ESPN was primarily due to contractual rate increases and subscriber growth, the increase at the worldwide Disney Channels was driven by subscriber growth and the increase at the ABC Family was due to contractual rate increases. Higher advertising revenues at ESPN and ABC Family reflected improved rates and ratings. Higher other revenues were driven by DVD sales, primarily High School Musical, partially offset by the favorable settlement of a claim with an international distributor in the prior year.

Certain of the Company’s contracts with cable and satellite operators include annual live programming commitments. In these cases, recognition of revenues subject to the commitments is deferred until the annual commitments are satisfied, which generally results in higher revenue recognition in the second half of the year.

Increased Broadcasting revenues reflected higher international sales of ABC Studios productions and increased revenues at the Internet Group, partially offset by decreased advertising revenues, largely at the owned television stations. Increased international sales of ABC Studios productions were driven by Grey’s Anatomy, Private Practice and Reaper. The increase in revenues at the Internet Group reflected subscription revenue at Club Penguin, which was acquired in the fourth quarter of the prior year. Revenues at the ABC Television Network were comparable to the prior year as the impact of lower ratings was offset by higher advertising rates and digital media revenues.

Costs and Expenses

Costs and expenses, which consist primarily of programming rights costs, production costs, participation costs, distribution and marketing expenses and general and administrative costs, increased 6%, or $641 million, to $12 billion, consisting of an 8% increase, or $463 million, at the Cable Networks and a 3% increase, or $178 million, at Broadcasting. The increase at Cable Networks was primarily due to increased costs at ESPN and to a lesser extent, the worldwide Disney Channels, driven by higher programming, administrative and marketing costs. These increases were partially offset by the absence of Major League Baseball programming costs at ABC Family. The increase at Broadcasting was due to higher production cost amortization related to international sales of our programs and higher costs at the Internet Group related to international mobile and online operations, Disney Online and Club Penguin, partially offset by the absence of costs related to the Disney-branded mobile phone service, which was shut down in the first quarter of the current year.

Sports Programming Costs

The Company has various contractual commitments for the purchase of rights for multi-year sports and other programming arrangements, including the National Football League, National Basketball Association, National Association of Stock Car Auto Racing (NASCAR), Major League Baseball and various college football and basketball conferences and football bowl games. The costs of these contracts have increased significantly in recent years. We enter into these contractual commitments with the expectation that, over the life of the contracts, revenue from advertising during the programming and affiliate fees will exceed the costs of the programming. While contract costs may initially exceed incremental revenues and negatively impact operating income, it is our expectation that the combined value to our networks from all of these contracts will result in long-term benefits. The actual impact of these contracts on the Company’s results over the term of the contracts is dependent upon a number of factors, including the strength of advertising markets, effectiveness of marketing efforts and the size of viewer audiences.

Segment Operating Income

Segment operating income increased 11%, or $480 million, to $4.8 billion for the year due to an increase of $523 million at the Cable Networks partially offset by a decrease of $43 million at Broadcasting. The increase at the Cable Networks was primarily due to growth at ESPN, higher income at our cable equity investments, and increases at ABC Family and the domestic Disney Channels, partially offset by a favorable settlement of a claim with an international distributor in the prior year. The decrease at Broadcasting was primarily due to lower advertising revenues at the owned television stations, partially offset by an improvement at the Internet Group. The improvement at the Internet Group was driven by the absence of costs related to the Disney-branded mobile phone service, partially offset by higher costs for international mobile and online operations and Disney Online. The increase in income at our cable equity investments was primarily due to higher affiliate and advertising revenue at Lifetime and a gain on the sale of a European cable channel.

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

Summarized financial information for the discontinued operations is as follows (in millions, except per share data):

	2007	2006
Revenues	$372	$538
Income from discontinued operations before income taxes	45	123
Income from discontinued operations, net of tax	13	70
Diluted EPS, discontinued operations	0.01	0.03

Sale of E! Entertainment Television

On November 21, 2006, in connection with the execution of new long-term agreements for the provision of programming to cable service provider Comcast Corporation (Comcast), the Company sold its 39.5% interest in E! Entertainment Television (E!) to Comcast (which owned the remainder of the interest in E!) for $1.23 billion, which resulted in a pre-tax gain of $780 million ($487 million after-tax) reported in “Other (expense) / income”. Equity income from E! was included in Media Networks segment operating income through the date of the sale.

Parks and Resorts

Revenues

Parks and Resorts revenues increased 8%, or $878 million, to $11.5 billion due to increases of $439 million at our domestic resorts and $439 million at our international resorts.

Domestic Parks and Resorts

At our domestic parks and resorts, revenue growth was primarily due to increases at the Walt Disney World Resort and Disney Vacation Club. Revenue growth at Walt Disney World Resort was primarily due to increased guest spending and theme park attendance. Increased guest spending was due to higher average ticket prices, increased food and beverage sales and higher average daily hotel room rates. At Disney Vacation Club, revenue growth reflected higher vacation club ownership sales, including extensions of the term of ownership on existing vacation home properties.

The following table presents attendance, per capita theme park guest spending, and hotel statistics for our domestic properties:

	East Coast		West Coast		Total Domestic
	Fiscal Year 2008	Fiscal Year 2007	Fiscal Year 2008	Fiscal Year 2007	Fiscal Year 2008	Fiscal Year 2007
Parks
Increase/ (decrease)
Attendance	2%	6%	— %	(1) %	2%	3%
Per Capita Guest Spending	3%	3%	2%	2%	3%	3%
Hotels (1)
Occupancy	90%	89%	88%	92%	89%	89%
Available Room Nights (in thousands)	8,566	8,614	801	810	9,367	9,424
Per Room Guest Spending	$223	$217	$339	$309	$233	$225

(1)

Per room guest spending consists of the average daily hotel room rate as well as guest spending on food, beverages and merchandise at the hotels. Hotel statistics include rentals of Disney Vacation Club units.

International Parks and Resorts

At our international parks and resorts, revenue growth resulted from an increase at Disneyland Resort Paris due to the favorable impact of foreign currency translation as a result of the weakening of the U.S. dollar against the Euro, and increased guest spending and theme park attendance. Increased guest spending was due to higher average daily hotel room rates and average ticket prices.

Costs and Expenses

Costs and expenses, which consist primarily of labor, depreciation, costs of merchandise, food and beverage sold, marketing and sales expense, repairs and maintenance and entertainment, increased 8%, or $691 million. The increase in costs and expenses was primarily due to increases at Disneyland Resort Paris, Walt Disney World Resort and Disney Vacation Club. The increase at Disneyland Resort Paris was due to the unfavorable impact of foreign currency translation as a result of the weakening of the U.S. dollar against the Euro, labor cost inflation and higher volume-related costs. The increase at the Walt Disney World Resort was due to labor and other cost inflation, new guest offerings and volume-related costs. The increase at Disney Vacation Club was driven by higher ownership sales.

Segment Operating Income

Segment operating income increased 11%, or $187 million, to $1.9 billion, primarily due to increases at Disneyland Resort Paris and the Walt Disney World Resort.

Studio Entertainment

Revenues

Revenues decreased 2%, or $143 million, to $7.3 billion primarily due to decreases of $117 million in worldwide television distribution, $112 million in domestic theatrical distribution, and $66 million in domestic home entertainment, partially offset by an increase of $147 million in international home entertainment.

The decrease in worldwide television distribution revenues was driven by the absence of the multi-season sale of Home Improvement which occurred in the prior year. Lower revenues in domestic theatrical distribution reflected the strong performance of prior-year titles, including Pirates of the Caribbean: At World’s End, Ratatouille, and Wild Hogs, compared to the current year titles, which included National Treasure 2: Book of Secrets and WALL-E. Lower revenues in domestic home entertainment were primarily due to a decline in unit sales reflecting the performance of Pirates of the Caribbean: At World’s End and Ratatouille in the current year compared to Pirates of the Caribbean: Dead Man’s Chest and Cars in the prior year.

Revenue growth in international home entertainment was primarily due to a higher unit sales mix of television DVD box-sets, which have higher average unit sales prices.

Cost and Expenses

Costs and expenses, which consist primarily of production cost amortization, distribution and marketing expenses, production costs and participation costs, were comparable to the prior year as decreases in worldwide television distribution and domestic theatrical distribution were largely offset by an increase in international home entertainment.

Lower costs and expenses in worldwide television distribution were primarily due to a decrease in amortization and participation costs driven by the absence of the Home Improvement sale. The decrease in domestic theatrical distribution was primarily due to lower amortization expense reflecting decreased revenues for current year releases and lower film cost write-downs. The increase in international home entertainment was primarily due to higher distribution costs driven by extensive marketing campaigns to launch current year titles.

Segment Operating Income

Segment operating income decreased 9%, or $109 million, to $1.1 billion primarily due to lower revenues in domestic home entertainment.

Consumer Products

Revenues

Revenues increased 26%, or $586 million, to $2.9 billion, due to increases of $231 million at the Disney Stores, $181 million at Merchandise Licensing and $162 million at Disney Interactive Studios.

The increase at the Disney Stores was due to the acquisition of the Disney Stores North America during the third quarter (see discussion of the Disney Stores acquisition below). The revenue growth at Merchandise Licensing was primarily due to higher earned royalties across multiple product categories, led by Hannah Montana and High School Musical merchandise, partially offset by lower recognition of minimum guarantee revenues. The increase in Disney Interactive Studios revenues was primarily due to the performance of new self-published titles including High School Musical, Hannah Montana and Turok in the current year compared to Pirates of the Caribbean: At World’s End, Spectrobes and Meet the Robinsons in the prior year.

Costs and Expenses

Costs and expenses, which consist primarily of cost of sales, salaries and benefits, marketing, video game development and occupancy, increased 30%, or $499 million, to $2.2 billion primarily due to higher operating costs at the Disney Stores due to the acquisition of the Disney Stores North America, higher cost of sales, video game development costs and marketing costs at Disney Interactive Studios and higher salaries and benefits and participation costs at Merchandise Licensing.

Segment Operating Income

Segment operating income increased 14%, or $87 million, to $718 million due to growth at Merchandise Licensing, partially offset by a decrease at the Disney Stores due to the acquisition of the Disney Stores North America.

Disney Stores Acquisition

On April 30, 2008, the Company acquired certain assets of the Disney Stores North America for approximately $64 million of cash and terminated its long-term licensing arrangement relating to the Disney Stores. The Company acquired the inventory, leasehold improvements, and certain fixed assets of, and assumed the leases on, 229 stores that it currently operates. The Company conducted the wind-down and closure of an additional 88 stores but did not assume the leases on these stores.

Sale of Us Weekly

On October 2, 2006, the Company sold its 50% stake in Us Weekly for $300 million, which resulted in a pre-tax gain of $272 million ($170 million after-tax) reported in “Other (expense) / income.” Equity income from Us Weekly was included in Consumer Products segment operating income through the date of the sale.

NON-SEGMENT ITEMS – 2008 vs. 2007

Other (expense) / income

Other (expense) / income is as follows:

	2008	2007
Accounting gain related to the acquisition of the Disney Stores North America	$18	$—
Gain on sale of movies.com	14	—
Bad debt charge for a receivable from Lehman Brothers	(91)	—
Gain on sale of equity investment in E!	—	780
Gain on sale of equity investment in Us Weekly	—	272
Equity-based compensation plan modification charge	—	(48)

Other (expense) / income	$(59)	$1,004

Corporate and Unallocated Shared Expenses

Corporate and unallocated shared expense decreased 5%, from $497 million to $471 million, primarily due to an increase in allocation of costs to the business segments, partially offset by higher investments in new business initiatives.

Net Interest Expense

Net interest expense is detailed below:

(in millions)	2008	2007	% change
Interest expense	$(712)	$(746)	(5)%
Interest and investment income	188	153	23%

Net interest expense	$(524)	$(593)	(12)%

Net interest expense decreased 12% for the year driven by lower effective interest rates and a gain on the sale of an investment, partially offset by higher average debt balances.

Effective Income Tax Rate

The effective income tax rate decreased 1.1 percentage points from 37.2% in 2007 to 36.1% in 2008. The lower effective tax rate for the year was primarily due to increased benefits from Internal Revenue Code (IRC) Section 199 related to qualified domestic production activities.

Minority Interests

Minority interest expense increased from $177 million to $302 million reflecting the impact of improved results at Disneyland Resort Paris, ESPN and Hong Kong Disneyland. The minority interest is determined on income after royalties, financing costs and income taxes.

PENSION AND POSTRETIREMENT MEDICAL BENEFIT COSTS

Pension and postretirement medical benefit plan costs affect results in all of our segments, with approximately one-half of these costs being borne by the Parks and Resorts segment. The Company recognized pension and postretirement medical benefit plan expenses of $255 million, $278 million and $462 million for fiscal years 2008, 2007, and 2006, respectively. The decrease in fiscal 2008 was primarily due to the improved funded status of the Company’s pension plans as of the June 30, 2007 measurement date driven by Company contributions and the return on plan assets. The discount rate for the June 30, 2007 valuation was comparable to the June 30, 2006 valuation date. The assumed discount rate reflects market rates for high-quality corporate bonds currently available. The Company’s discount rate was determined by considering the average of pension yield curves constructed from a large population of high quality corporate bonds. The resulting discount rate reflects the matching of plan liability cash flows to the yield curves.

We expect pension and postretirement medical costs to decrease to approximately $200 million to $245 million in fiscal 2009 primarily due to an increase in the discount rate used to measure the present value of plan obligations. During fiscal 2008, the Company was not required to make contributions to its pension plans under funding regulations associated with the Pension Protection Act of 2006 (PPA) and contributed $29 million to pension and post-retirement medical plans not subject to PPA. The Company expects pension and post-retirement medical plan contributions in fiscal 2009 to range from $200 million to $300 million. Final funding requirements for fiscal 2009 will be determined based on our January 1, 2009 funding actuarial valuation. The Company may also make discretionary contributions above the minimum requirements. See “Item 1A – Risk Factors” for the impact of factors affecting pension and postretirement medical costs.

BUSINESS SEGMENT RESULTS – 2007 vs. 2006

Media Networks

Revenues

Media Networks revenues increased 6%, or $918 million, to $15.1 billion, consisting of a 12% increase, or $1.0 billion, at the Cable Networks and a 1% decrease, or $90 million, at Broadcasting.

Increased Cable Networks revenues were primarily due to growth of $601 million from Cable Service Providers, $240 million from advertising revenues and $167 million from other revenues. Revenues from Cable Service Providers are generally derived from fees charged on a per-subscriber basis, and the increase in the current year was driven by contractual rate increases and subscriber growth primarily at ESPN and, to a lesser extent, at the worldwide Disney Channels and at ABC Family. Higher advertising revenues reflected the addition of NASCAR programming at ESPN and an increase at ABC Family primarily due to higher rates. Higher other revenues were driven by DVD sales, primarily High School Musical, and a favorable settlement of a claim with an international distributor.

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

Costs and Expenses

Costs and expenses increased 1%, or $164 million, to $11.3 billion, consisting of an 8% increase, or $463 million, at the Cable Networks partially offset by a 5% decrease, or $299 million, at Broadcasting. The increase at Cable Networks was primarily due to increased costs at ESPN primarily due to higher programming and production costs for the addition of NASCAR and for Monday Night Football compared to Sunday Night Football in the prior year and higher programming marketing and administrative costs at the worldwide Disney Channels. These increases were partially offset by lower costs due to the transition of ESPN’s mobile phone operations to a licensing model. The decrease at Broadcasting was due to lower sports programming costs, partially offset by higher costs of Disney-branded mobile phone service, including costs associated with its shutdown, as well as higher production cost amortization due to increased sales of ABC Studios productions.

Segment Operating Income

Segment operating income increased 23%, or $794 million, to $4.3 billion for the year due to increases of $576 million at the Cable Networks and $218 million at Broadcasting. The increase at the Cable Networks was due primarily to growth at ESPN, the international Disney Channels and at ABC Family. The increase at Broadcasting was due to strong sales of ABC Studios productions, fewer hours of sports programming and higher primetime advertising revenues at the ABC Television Network, partially offset by higher costs associated with the Disney mobile phone service. Segment operating income includes income from equity investees of $484 million for fiscal 2007, compared to $444 million in fiscal 2006.

Parks and Resorts

Revenues

Revenues at Parks and Resorts increased 7%, or $701 million, to $10.6 billion due to increases of $483 million at our domestic resorts and $218 million at our international resorts.

Domestic Parks and Resorts

At our domestic parks and resorts, revenue growth was due to increases at the Walt Disney World Resort, Disney Vacation Club and Disneyland Resort. At the Walt Disney World Resort, revenue growth was driven by increased guest spending and theme park attendance. Higher guest spending at the Walt Disney World Resort reflected increased food, beverage and merchandise spending, higher average ticket prices and a higher average daily hotel room rate. Revenue growth at Disney Vacation Club was primarily due to higher vacation club ownership sales. At Disneyland Resort, revenue growth was due to increased guest spending, primarily due to higher average ticket prices.

The following table presents attendance, per capita theme park guest spending, and hotel statistics for our domestic properties:

	East Coast		West Coast		Total Domestic
	Fiscal Year 2007	Fiscal Year 2006	Fiscal Year 2007	Fiscal Year 2006	Fiscal Year 2007	Fiscal Year 2006
Parks
Increase/(decrease)
Attendance	6%	5%	(1) %	6%	3%	5%
Per Capita Guest Spending	3%	1%	2%	8%	3%	3%
Hotels (1)
Occupancy	89%	86%	92%	93%	89%	87%
Available Room Nights (in thousands)	8,614	8,834	810	810	9,424	9,644
Per Room Guest Spending	$217	$211	$309	$287	$225	$218

(1)

Per room guest spending consists of the average daily hotel room rate as well as guest spending on food, beverages and merchandise at the hotels. Hotel statistics include rentals of Disney Vacation Club units.

International Parks and Resorts

At our international parks and resorts, revenue growth was due to an increase at Disneyland Resort Paris partially offset by a decrease at Hong Kong Disneyland Resort reflecting lower theme park attendance. At Disneyland Resort Paris, revenue growth was driven by the favorable impact of foreign currency translation, as a result of the weakening of the U.S. dollar against the Euro, and higher theme park attendance, guest spending, and hotel occupancy. Increased guest spending was primarily due to a higher average daily hotel room rate.

Costs and Expenses

Costs and expenses increased 6%, or $524 million. The increase in costs and expenses was due to increases at the Walt Disney World Resort and Disneyland Resort Paris. The increase at the Walt Disney World Resort was primarily due to volume-related costs, labor cost inflation, and new guest offerings, partially offset by lower pension and postretirement medical expense. The increase at Disneyland Resort Paris reflected the unfavorable impact of foreign currency translation, as a result of the weakening of the U.S. dollar against the Euro, higher volume-related costs, and labor cost inflation.

Segment Operating Income

Segment operating income increased 11%, or $176 million, to $1.7 billion primarily due to strength at both domestic resorts and Disneyland Resort Paris, partially offset by a decrease at Hong Kong Disneyland Resort.

Studio Entertainment

Revenues

Revenues for fiscal 2007 were essentially flat at $7.5 billion compared to fiscal 2006 as a decrease of $470 million in worldwide theatrical distribution was largely offset by an increase of $234 million in domestic home entertainment and an increase of $139 million in music distribution.

Lower worldwide theatrical revenues were primarily due to the strong box-office performance of Pirates of the Caribbean: Dead Man’s Chest in fiscal 2006. Other significant titles in fiscal 2006 included The Chronicles of Narnia: The Lion, The Witch and The Wardrobe, Disney/Pixar’s Cars and Chicken Little while fiscal 2007 included Pirates of the Caribbean: At World’s End, Ratatouille and Wild Hogs. The increase in domestic home entertainment revenues was primarily due to higher DVD unit sales reflecting the strong performance of Pirates of the Caribbean: Dead Man’s Chest, Cars and the Little Mermaid Platinum Release in fiscal 2007. The revenue growth in music distribution was driven by the strong performance of the Hannah Montana and High School Musical soundtracks.

Costs and Expenses

Costs and expenses decreased 7%, or $505 million, primarily due to decreases in worldwide theatrical distribution and worldwide home entertainment, partially offset by an increase in music distribution.

Lower costs in worldwide theatrical distribution were primarily due to lower distribution expenses, participation costs and film cost write-downs. Lower distribution expenses were driven by a decrease in international markets as fiscal 2006 included more high profile films that had extensive marketing campaigns. The decrease in participation costs were driven by the strong performance of Pirates of the Caribbean: Dead Man’s Chest and The Chronicles of Narnia: The Lion, The Witch and The Wardrobe in fiscal 2006.

Segment Operating Income

Segment operating income increased 64%, or $467 million to $1.2 billion primarily due to an improvement in domestic home entertainment.

Consumer Products

Revenues

Revenues increased 9%, or $182 million, to $2.3 billion, primarily due to increases of $102 million at Merchandise Licensing and $61 million at Disney Interactive Studios. Growth at Merchandise Licensing was due to higher earned royalties across multiple product categories led by the strong performance of Cars merchandise. Growth at Disney Interactive Studios was due to the performance of fiscal 2007 titles driven by Pirates of the Caribbean: At World’s End, Spectrobes and Meet the Robinsons compared to fiscal 2006 titles, which included The Chronicles of Narnia and Chicken Little. These gains were partially offset by lower contractual minimum guarantee revenues.

Costs and Expenses

Costs and expenses increased 9%, or $130 million, primarily due to an increase at Disney Interactive Studios due to higher cost of sales, video game development costs and marketing costs and higher salaries and benefits at Merchandise Licensing.

Segment Operating Income

Segment operating income increased 4%, or $24 million, to $631 million, driven by higher earned royalties at Merchandise Licensing, partially offset by the increased investment in video game development at Disney Interactive Studios.

NON-SEGMENT ITEMS – 2007 vs. 2006

Other (expense) / income

Other (expense) / income was as follows:

	2007	2006
Gain on sale of equity investment in E!	$780	$—
Gain on sale of equity investment in Us Weekly	272	—
Equity-based compensation plan modification charge	(48)	—
Gain on sales of a cable television station equity investment in Spain and Discover Magazine business	—	70
Accounting gain related to the acquisition of Pixar	—	48
Impairment of Pixar related sequel titles	—	(30)

Other (expense) / income	$1,004	$88

Corporate and Unallocated Shared Expenses

Corporate and unallocated shared expenses decreased 5%, from $522 million to $497 million, primarily due to lower information technology costs including the absence of transition costs incurred in the prior year related to the transfer of certain information technology functions and services to third-party service providers.

Net Interest Expense

Net interest expense is detailed below:

(in millions)	2007	2006	% change

Interest expense	$(746)	$(706)	6%
Interest and investment income	153	114	34%

Net interest expense	$(593)	$(592)	—%

Net interest expense was relatively flat as an increase in interest expense, primarily due to higher effective interest rates at Hong Kong Disneyland, was offset by higher interest and investment income reflecting higher average cash balances.

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

LIQUIDITY AND CAPITAL RESOURCES

The change in cash and cash equivalents is as follows:

(in millions)	2008	2007	2006
Cash provided by continuing operations	$5,446	$5,398	$5,960
Cash used by continuing investing activities	(2,162)	(618)	(220)
Cash used by continuing financing activities	(3,953)	(3,619)	(5,166)
Cash flows from discontinued operations	—	98	114

(Decrease)/increase in cash and cash equivalents	$(669)	$1,259	$688

Operating Activities

Cash provided by continuing operating activities for fiscal 2008 increased 1% or $48 million to $5.4 billion as higher operating performance at Media Networks, Parks and Resorts and Consumer Products and lower pension contributions were partially offset by increased film and television spending and higher net investment in accounts receivable and Disney Vacation Club properties.

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

Depreciation expense from continuing operations is as follows:

(in millions)	2008	2007	2006
Media Networks
Cable Networks	$89	$89	$86
Broadcasting	107	95	93

Total Media Networks	196	184	179

Parks and Resorts
Domestic	803	790	780
International	342	304	279

Total Parks and Resorts	1,145	1,094	1,059

Studio Entertainment	41	31	30
Consumer Products	22	18	23
Corporate	123	132	126

Total depreciation expense from continuing operations	$1,527	$1,459	$1,417

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

The Company’s film and television production and programming activity for fiscal years 2008, 2007 and 2006 are as follows:

(in millions)	2008	2007	2006
Beginning balances:
Production and programming assets	$5,682	$5,650	$5,937
Programming liabilities	(1,210)	(1,118)	(1,083)

	4,472	4,532	4,854

Spending:
Film and television production	3,237	2,906	2,901
Broadcast programming	3,812	3,898	3,694

	7,049	6,804	6,595

Amortization:
Film and television production	(3,076)	(3,223)	(3,526)
Broadcast programming	(3,672)	(3,696)	(3,929)

	(6,748)	(6,919)	(7,455)

Change in film and television production and programming costs	301	(115)	(860)

Pixar film costs acquired	—	—	538
Other non-cash activity	54	55	—
Ending balances:
Production and programming assets	5,935	5,682	5,650
Programming liabilities	(1,108)	(1,210)	(1,118)

	$4,827	$4,472	$4,532

Investing Activities

Investing activities from continuing operations consist principally of investments in parks, resorts, and other property and acquisition and divestiture activity. The Company’s investments in parks, resorts and other property from continuing operations for the last three years are as follows:

(in millions)	2008	2007	2006
Media Networks	$367	$265	$220
Parks and Resorts:
Domestic	793	816	667
International	140	256	248
Studio Entertainment	126	85	41
Consumer Products	62	36	16
Corporate	90	108	100

	$1,578	$1,566	$1,292

Capital expenditures for the Parks and Resorts segment are principally for theme park and resort expansion, new rides and attractions, cruise ships, recurring capital and capital improvements. The decrease in capital expenditures at Parks and Resorts reflected lower expenditures at Disneyland Resort Paris as a result of completion of projects related to a multi-year investment program established with the 2005 Financial Restructuring, which is discussed in more detail in Note 5 to the Consolidated Financial Statements. As of September 27, 2008, Disneyland Resort Paris had spent $333 million out of a total of $351 million for the program (based on September 27, 2008 exchange rates).

Capital expenditures at Media Networks primarily reflect investments in facilities and equipment for expanding and upgrading broadcast centers, production facilities, and television station facilities. The increase in fiscal 2008 was driven by the construction of new production and television station facilities.

Capital expenditures at Corporate primarily reflect investments in information technology and other equipment and corporate facilities.

Other Investing Activities

During fiscal 2008, the Company invested $660 million in acquisitions which included the acquisition of UTV Software Communications Limited, an Indian media company (see Note 3 to the Consolidated Financial Statements).

During fiscal 2007, the Company received $1.5 billion in proceeds from the sales of our interests in E! Entertainment Television and Us Weekly. We also invested $608 million driven by the acquisitions of Club Penguin Entertainment, Inc. and NASN Limited.

During fiscal 2006 we received $1.1 billion from financial investments that were liquidated.

Financing Activities

Cash used in continuing financing activities during fiscal 2008, 2007 and 2006 of $4.0 billion, $3.6 billion, and $5.2 billion, respectively, consisted of share repurchases and dividends, partially offset by borrowings and the proceeds from stock option exercises. Borrowings during fiscal 2007 included $1.35 billion of pre-spin-off borrowings of ABC Radio Holdings, Inc. that were removed from the Company’s balance sheet in connection with the spin-off.

During the year ended September 27, 2008, the Company’s borrowing activity was as follows:

(in millions)	September 29, 2007	Additions	Payments	Other Activity	September 27, 2008
Commercial paper borrowings	$2,686	$—	$ (701)	$ —	$ 1,985
U.S. medium-term notes	6,340	750	(85)	—	7,005
Convertible senior notes (1)	1,323	—	(3)	(1,320)	—
European medium-term notes	163	157	—	(2)	318
Capital Cities / ABC debt	181	—	—	(3)	178
Film financing	355	182	(293)	4	248
Other (2)	541	527	(40)	171	1,199
Euro Disney borrowings (3)	2,476	—	(93)	74	2,457
Hong Kong Disneyland borrowings	1,107	90	—	52	1,249

Total	$15,172	$1,706	$ (1,215)	$ (1,024)	$ 14,639

(1)

In April 2008, the Company redeemed its convertible senior notes (the Notes). Pursuant to the redemption, substantially all of the Notes were converted into 45 million shares of the Company’s common stock.

(2)	The other activity is primarily the purchase of land for a Disney Vacation Club resort in Hawaii and market value adjustments for debt with qualifying hedges.

(3)	The other activity is primarily the impact of foreign currency translation as a result of the weakening of the U.S. dollar against the Euro.

The Company’s bank facilities are as follows:

(in millions)	Committed Capacity	Capacity Used	Unused Capacity
Bank facilities expiring 2010	$2,225	$—	$2,225
Bank facilities expiring 2011	2,225	240	1,985

Total	$4,450	$240	$4,210

These bank facilities allow for borrowings at LIBOR-based rates plus a spread, which depends on the Company’s public debt rating and can range from 0.175% to 0.75%. As of September 27, 2008, the Company had not borrowed under these bank facilities. The Company also has the ability to issue up to $800 million of letters of credit under the facility expiring in 2011, which if utilized, reduces available borrowing under this facility. As of September 27, 2008, $368 million of letters of credit had been issued, of which $240 million was issued under this facility.

The Company may use commercial paper borrowings up to the amount of its above unused bank facilities, in conjunction with term debt issuance and operating cash flow, to retire or refinance other borrowings before or as they come due.

As of the filing date of this report, the Board of Directors had not yet declared a dividend related to fiscal 2008. The Company paid a $664 million dividend ($0.35 per share) during the second quarter of fiscal 2008 related to fiscal 2007. The Company paid a $637 million dividend ($0.31 per share) during the second quarter of fiscal 2007 related to fiscal 2006; and paid a $519 million dividend ($0.27 per share) during the second quarter of fiscal 2006 related to fiscal 2005.

During fiscal 2008, the Company repurchased 139 million shares of Disney common stock for $4.5 billion. During fiscal 2007, the Company repurchased 202 million shares of Disney common stock for $6.9 billion. During fiscal 2006, the Company repurchased 243 million shares of Disney common stock for $6.9 billion. On May 1, 2007, the Board of Directors of the Company increased the share repurchase authorization to a total of 400 million shares. As of September 27, 2008, the Company had remaining authorization in place to repurchase 184 million additional shares. The repurchase program does not have an expiration date.

We believe that the Company’s financial condition is strong and that its cash balances, other liquid assets, operating cash flows, access to debt and equity capital markets and borrowing capacity, taken together, provide adequate resources to fund ongoing operating requirements and future capital expenditures related to the expansion of existing businesses and development of new projects. However, the Company’s operating cash flow and access to the capital markets can be impacted by macroeconomic factors outside of its control. See “Item 1A – Risk Factors”. In addition to macroeconomic factors, the Company’s borrowing costs can be impacted by short and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on the Company’s performance as measured by certain credit metrics such as interest coverage and leverage ratios. As of September 27, 2008, Moody’s Investors Service’s long and short-term debt ratings for the Company were A2 and P-1, respectively, with stable outlook; and Standard & Poor’s long and short-term debt ratings for the Company were A and A-1, respectively, with stable outlook. The Company’s bank facilities contain only one financial covenant, relating to interest coverage, which the Company met on September 27, 2008, by a significant margin. The Company’s bank facilities also specifically exclude certain entities, such as Euro Disney and Hong Kong Disneyland, from any representations, covenants or events of default.

Hong Kong Disneyland’s borrowings include a commercial term loan and revolving credit facility, which had a maturity date of September 30, 2008. Subsequent to the end of fiscal 2008, on September 29, 2008, the Company entered into a term loan and revolving credit facility agreement with Hong Kong Disneyland pursuant to which Hong Kong Disneyland borrowed HK$2.3 billion (approximately $292 million) under a term loan and HK$700 million (approximately $90 million) under a HK$1.0 billion ($129 million) revolving credit facility. These funds were used to repay Hong Kong Disneyland’s commercial term loan and revolving credit facility. Both the term loan and revolving credit facility have an effective maturity date of September 2013.

To support Hong Kong Disneyland’s near-term operating needs, the Company has agreed to waive management fees for fiscal 2008 and fiscal 2009 and defer royalties for those years, with payment of the deferred royalties dependent upon the future operating performance of Hong Kong Disneyland. The Company may provide additional investment to meet Hong Kong Disneyland’s longer-term financial and development needs.

Euro Disney has covenants under its debt agreements that limit its investment and financing activities and require it to meet certain annual financial performance covenants. Subject to final third-party review as provided in its debt agreements, Euro Disney believes that it has complied with its financial performance covenants for fiscal year 2008.

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

The following table summarizes our significant contractual obligations and commitments on an undiscounted basis at September 27, 2008 and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal and interest payments on outstanding borrowings. Additional details regarding these obligations are provided in the Notes to the Consolidated Financial Statements, as referenced in the table:

(in millions)	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Borrowings (Note 7) (1)	$20,457	$4,158	$3,344	$4,059	$8,896
Operating lease commitments (Note 14)	2,130	392	656	463	619
Capital lease obligations (Note 14)	782	37	71	69	605
Sports programming commitments (Note 14)	19,299	2,643	5,476	5,470	5,710
Broadcast programming commitments (Note 14)	3,466	2,122	791	378	175

Total sports and other broadcast programming commitments	22,765	4,765	6,267	5,848	5,885
Other (2)	4,955	1,195	1,979	1,086	695

Total contractual obligations (3)	$51,089	$10,547	$12,317	$11,525	$16,700

(1)

Amounts exclude market value adjustments totaling $202 million, which are recorded in the balance sheet. Amounts include interest payments based on contractual terms for fixed rate debt and current interest rates for variable rate debt.

(2)

Other commitments primarily comprise contractual commitments for the construction of two new cruise ships, creative talent and employment agreements and unrecognized tax benefits. Creative talent and employment agreements include obligations to actors, producers, sports personnel, television and radio personalities and executives.

(3)	Contractual commitments include the following:

Liabilities recorded on the balance sheet	$16,534
Commitments not recorded on the balance sheet	34,555

$51,089

The Company also has obligations with respect to its pension and postretirement medical benefit plans. See Note 9 to the Consolidated Financial Statements.

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

Film and Television Revenues and Costs

We expense film and television production and participation costs over the applicable product life cycle based upon the ratio of the current period’s gross revenues to the estimated remaining total gross revenues (Ultimate Revenues) for each production. If our estimate of Ultimate Revenues decreases, amortization of film and television costs may be accelerated. Conversely, if estimates of Ultimate Revenues increase, film and television cost amortization may be slowed. For film productions, Ultimate Revenues include revenues from all sources that will be earned within ten years of the date of the initial theatrical release. For television series, we include revenues that will be earned within ten years of the delivery of the first episode, or if still in production, five years from the date of delivery of the most recent episode, if later.

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

We expense the cost of television broadcast rights for acquired movies, series and other programs based on the number of times the program is expected to be aired or on a straight-line basis over the useful life, as appropriate. Amortization of those television programming assets being amortized on a number of airings basis may be accelerated if we reduce the estimated future airings and slowed if we increase the estimated future airings. The number of future airings of a particular program is impacted primarily by the program’s ratings in previous airings, expected advertising rates and availability and quality of alternative programming. Accordingly, planned usage is reviewed periodically and revised if necessary. Rights costs for multi-year sports programming arrangements are amortized based upon the ratio of the current period’s gross revenues to Ultimate Revenues (the Projected Revenue Method) or on a straight-line basis over the contract period, as appropriate. Gross revenues include both advertising revenues and an allocation of affiliate fees. If the annual contractual payments related to each season over the term of a multi-year sports programming arrangement approximate each season’s rights cost based on the Projected Revenue Method, we expense the related annual payments during the applicable season. If Ultimate Revenues change significantly from projections, amortization of the rights costs may be accelerated or slowed.

Costs of film and television productions are subject to regular recoverability assessments which compare the estimated fair values with the unamortized costs. The net realizable value of the television broadcast program licenses and rights are reviewed using a daypart methodology. A daypart is defined as an aggregation of programs broadcast during a particular time of day or programs of a similar type. The Company’s dayparts are: early morning, daytime, late night, primetime, news, children, and sports (includes network and cable). The net realizable values of other cable programming assets are reviewed on an aggregated basis for each cable channel. Individual programs are written-off when there are no plans to air or sublicense the program. Estimated values are based upon assumptions about future demand and market conditions. If actual demand or market conditions are less favorable than our projections, film, television and programming cost write-downs may be required.

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

The discount rate enables us to state expected future cash payments for benefits as a present value on the measurement date. The guideline for setting this rate is a high-quality long-term corporate bond rate. A lower discount rate increases the present value of benefit obligations and increases pension expense. We increased our discount rate to 7.00% at the end of fiscal 2008 from 6.35% at the end of fiscal 2007 to reflect market interest rate conditions at our June 30, 2008 measurement date. This increase in the discount rate will affect net periodic pension and postretirement medical expense in fiscal 2009. The assumed discount rate reflects market rates for high-quality corporate bonds currently available. The Company’s discount rate was determined by considering the average of pension yield curves constructed of a large population of high quality corporate bonds. The resulting discount rate reflects the matching of plan liability cash flows to the yield curves. A one percentage point decrease in the assumed discount rate would increase total net periodic pension and postretirement medical expense for fiscal 2009 by $120 million and would increase the projected benefit obligation at September 27, 2008 by $968 million, respectively. A one percentage point increase in the assumed discount rate would decrease these amounts by $74 million and $834 million, respectively.

To determine the expected long-term rate of return on the plan assets, we consider the current and expected asset allocation, as well as historical and expected returns on each plan asset class. A lower expected rate of return on pension plan assets will increase pension expense. Our long-term expected return on plan assets was 7.50% in both 2008 and 2007, respectively. A one percentage point change in the long-term return on pension plan asset assumption would impact fiscal 2009 annual pension and postretirement medical expense by approximately $53 million.

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

To determine the fair value of our reporting units, we generally use a present value technique (discounted cash flow) corroborated by market multiples when available and as appropriate. A key factor for our discounted cash flow analyses is the estimate of future cash flows of each reporting unit which is, in turn, sensitive to our estimates of future revenue growth and margins for these businesses. If actual revenue growth and/or margins are lower than our expectations, the impairment test results could differ. A present value technique was not used to determine the fair value of the ABC Television Network, a business within the Television Broadcasting reporting unit within the Media Networks operating segment. To determine the fair value of the ABC Television Network, we used a revenue multiple, as a present value technique may not consistently capture the full fair value of the ABC Television Network and there is little comparable market data available due to the scarcity of television networks. If there was a publicly disclosed sale of a comparable network, this may provide better market information with which to estimate the value of the ABC Television Network and could impact our impairment assessment. We applied what we believe to be the most appropriate valuation methodology for each of the reporting units. If we had established different reporting units or utilized different valuation methodologies, the impairment test results could differ.

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

We completed our impairment testing as of September 27, 2008, which resulted in a non-cash impairment charge of $39 million related to ESPN Radio and Radio Disney FCC licenses. During fiscal years 2007 and 2006, the Company recorded non-cash impairment charges of $26 million and $32 million, respectively, related to ESPN Radio and Radio Disney FCC licenses. These impairment charges reflected overall market declines in certain radio markets in which we operate.

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

Income Tax Audits

As a matter of course, the Company is regularly audited by federal, state and foreign tax authorities. From time to time, these audits result in proposed assessments. Our determinations regarding the recognition of income tax benefits are made in consultation with outside tax and legal counsel where appropriate and are based upon the technical merits of our tax positions in consideration of applicable tax statutes and related interpretations and precedents and upon the expected outcome of proceedings (or negotiations) with taxing and legal authorities. The tax benefits ultimately realized by the Company may differ from those recognized in our financial statements based on a number of factors, including the Company’s decision to settle rather than litigate a matter, relevant legal precedent related to similar matters and the Company’s success in supporting its filing positions with taxing authorities. The Company adopted FIN 48 at the beginning of fiscal 2008. See Note 2 to the Consolidated Financial Statements for more detailed information.

Stock Option Compensation Expense

Each year during the second quarter, the Company awards stock options and restricted stock units to a broad-based group of management and creative personnel (the Annual Grant). The Company uses a binomial valuation model which takes into account variables such as volatility, dividend yield, and the risk-free interest rate. The binomial valuation model also considers the expected exercise multiple (the multiple of exercise price to grant price at which exercises are expected to occur on average) and the termination rate (the probability of a vested option being cancelled due to the termination of the option holder) in computing the value of the option. Accordingly, the Company believes that the binomial valuation model should produce a fair value that is representative of the value of an employee option.

In fiscal years 2008, 2007, and 2006, the weighted average assumptions used in the options-pricing models were as follows:

	2008	2007	2006
Risk-free interest rate	3.6%	4.5%	4.3%
Expected volatility	29%	26%	26%
Dividend yield	1.02%	0.79%	0.79%
Termination rate	7.5%	7.4%	4.0%
Exercise multiple	1.39	1.38	1.48

Although the initial fair value of stock options is not adjusted after the grant date, changes in the Company’s assumptions may change the value of, and therefore the expense related to, future stock option grants. The assumptions that cause the greatest variation in fair value in the binomial valuation model are the expected volatility and expected exercise multiple. Increases or decreases in either the expected volatility or expected exercise multiple will cause the binomial option value to increase or decrease, respectively.

The volatility assumption considers both historical and implied volatility and may be impacted by the Company’s performance as well as changes in economic and market conditions. See Note 11 to the Consolidated Financial Statements for more detailed information. If the expected volatility of 29% used by the Company during 2008 was increased or decreased by five percentage points (i.e. to 34% or to 24%), the weighted average grant date fair value of our 2008 stock option grants would have increased by 10% or decreased by 11%, respectively.

The expected exercise multiple may be influenced by the Company’s future stock performance, stock price volatility, and employee turnover rates. If the exercise multiple assumption of 1.39 used by the Company during 2008 were increased to 1.6 or decreased to 1.2, the weighted average binomial value of our 2008 stock option grants would have increased by 6% or decreased by 10%, respectively.

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

ACCOUNTING CHANGES

SFAS 161

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 amends and expands the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosures about how and why the Company uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect the Company’s financial position, financial performance and cash flows. SFAS 161 is effective for the Company in the second quarter of fiscal year 2009.

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

SFAS 160

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (SFAS 160). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary. SFAS 160 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. SFAS 160 is effective for the Company’s 2010 fiscal year. Upon adoption of SFAS 160, the Company will be required to report its noncontrolling interests as a separate component of shareholders’ equity. The Company will also be required to present net income allocable to the noncontrolling interests and net income attributable to the shareholders of the Company separately in its consolidated statements of income. Currently, noncontrolling interests (minority interests) are reported between liabilities and shareholders’ equity in the Company’s statement of financial position and the related income attributable to minority interests is reflected as an expense in arriving at net income. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 are to be applied prospectively.

SFAS 159

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 gives the Company the irrevocable option to carry most financial assets and liabilities at fair value, with changes in fair value recognized in earnings. SFAS 159 is effective for the Company’s 2009 fiscal year. The Company does not expect that the adoption of SFAS 159 will have a material impact on its financial statements.

SFAS 158

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS 158). This statement requires recognition of the overfunded or underfunded status of defined benefit pension and other postretirement plans as an asset or liability in the statement of financial position and changes in that funded status to be recognized in comprehensive income in the year in which the changes occur. SFAS 158 also requires measurement of the funded status of a plan as of the end of the fiscal year. The Company adopted the recognition provision of SFAS 158 in fiscal year 2007 which resulted in a $261 million charge to accumulated other comprehensive income. The Company will adopt the measurement date provisions at the beginning of the first quarter of fiscal year 2009 which will result in a reduction of approximately $40 million to retained earnings.

SFAS 157

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS 157 is effective for the Company’s 2009 fiscal year. In February 2008, the FASB issued FSP SFAS No. 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2), which delays the effective date for SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until the Company’s 2010 fiscal year. The Company does not expect that the adoption of SFAS 157 will have a material impact on its financial statements.

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

FIN 48

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The Company adopted FIN 48 at the beginning of fiscal year 2008. Applying FIN 48 to all tax positions upon adoption resulted in reductions of $148 million and $15 million to opening retained earnings and minority interests, respectively.

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

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to the impact of interest rate changes, foreign currency fluctuations, commodity fluctuations and changes in the market values of its investments.

Policies and Procedures

In the normal course of business, we employ established policies and procedures to manage the Company’s exposure to changes in interest rates, foreign currencies, commodities, and the fair market value of certain investments in debt and equity securities using a variety of financial instruments.

Our objectives in managing exposure to interest rate changes are to limit the impact of interest rate volatility on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we primarily use interest rate swaps to manage net exposure to interest rate changes related to the Company’s portfolio of borrowings. By policy, the Company targets fixed-rate debt as a percentage of its net debt between minimum and maximum percentages.

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

Our objectives in managing exposure to commodity fluctuations are to use commodity derivatives to reduce volatility of earnings and cash flows arising from commodity price changes. The amounts hedged using commodity swap contracts are based on forecasted levels of consumption of certain commodities, such as fuel oil and gasoline.

It is the Company’s policy to enter into foreign currency and interest rate derivative transactions and other financial instruments only to the extent considered necessary to meet its objectives as stated above. The Company does not enter into these transactions or any other hedging transactions for speculative purposes.

Value at Risk (VAR)

The Company utilizes a VAR model to estimate the maximum potential one-day loss in the fair value of its interest rate, foreign exchange, and market sensitive equity financial instruments. The VAR model estimates were made assuming normal market conditions and a 95% confidence level. Various modeling techniques can be used in a VAR computation. The Company’s computations are based on the interrelationships between movements in various interest rates, currencies, and equity prices (a variance/co-variance technique). These interrelationships were determined by observing interest rate, foreign currency, and equity market changes over the preceding quarter for the calculation of VAR amounts at fiscal year end. The model includes all of the Company’s debt as well as all interest rate and foreign exchange derivative contracts and market sensitive equity investments. Forecasted transactions, firm commitments, and receivables and accounts payable denominated in foreign currencies, which certain of these instruments are intended to hedge, were excluded from the model.

The VAR model is a risk analysis tool and does not purport to represent actual losses in fair value that will be incurred by the Company, nor does it consider the potential effect of favorable changes in market factors.

VAR on a combined basis increased to $79 million at September 27, 2008 from $33 million at September 29, 2007. The increase was primarily due to higher volatility of interest rates and foreign exchange rates and reduced correlation benefits across financial instruments.

The estimated maximum potential one-day loss in fair value, calculated using the VAR model, is as follows (unaudited, in millions):

Fiscal Year 2008	Interest Rate Sensitive Financial Instruments	Currency Sensitive Financial Instruments	Equity Sensitive Financial Instruments	Combined Portfolio
Year end VAR	$53	$49	$1	$79
Average VAR	$40	$29	$1	$51
Highest VAR	$53	$49	$1	$79
Lowest VAR	$34	$11	$1	$33
Beginning of year VAR (year end fiscal 2007)	$26	$17	$1	$33

The VAR for Euro Disney and Hong Kong Disneyland is immaterial as of September 27, 2008 and accordingly, has been excluded from the above table.

ITEM 8.   Financial Statements and Supplementary Data

See Index to Financial Statements and Supplemental Data on page 59.

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

Based on their evaluation as of September 27, 2008, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

Management’s Report on Internal Control Over Financial Reporting

Management’s report set forth on page 60 is incorporated herein by reference.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the fourth quarter of the fiscal year ended September 27, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   Other Information

None.

PART III

ITEM 10.   Directors, Executive Officers and Corporate Governance

Information regarding Section 16(a) compliance, the Audit Committee, the Company’s code of ethics and background of the directors appearing under the captions “Section 16(a) Beneficial Ownership Reporting Compliance,” “Committees,” “Corporate Governance Guidelines and Code of Ethics” and “Election of Directors” in the Company’s Proxy Statement for the 2009 annual meeting of Shareholders is hereby incorporated by reference.

Information regarding executive officers is included in Part I of this Form 10-K as permitted by General Instruction G(3).

ITEM 11.   Executive Compensation

Information appearing under the captions “Board Compensation” and “Executive Compensation” in the 2009 Proxy Statement (other than the “Compensation Committee Report,” which is deemed furnished herein by reference) is hereby incorporated by reference.

ITEM 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information setting forth the security ownership of certain beneficial owners and management appearing under the caption “Stock Ownership” and information in the “Equity Compensation Plans” table appearing under the caption “Equity Compensation Plans” in the 2009 Proxy Statement is hereby incorporated by reference.

ITEM 13.   Certain Relationships and Related Transactions, and Director Independence

Information regarding certain related transactions appearing under the captions “Certain Relationships and Related Person Transactions” and information regarding director independence appearing under the caption “Director Independence” in the 2009 Proxy Statement is hereby incorporated by reference.

ITEM 14.   Principal Accountant Fees and Services

Information appearing under the captions “Auditor Fees and Services” and “Policy for Approval of Audit and Permitted Non-Audit Services” in the 2009 Proxy Statement is hereby incorporated by reference.

PART IV

ITEM 15.   Exhibits and Financial Statement Schedules

(1)	Financial Statements and Schedules

See Index to Financial Statements and Supplemental Data at page 59.

(2)	Exhibits

The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

Exhibit		Location
3.1	Amended and Restated Certificate of Incorporation of the Company	Annex C to the Joint Proxy Statement/ Prospectus included in the Registration Statement on Form S-4 (No. 333-88105) of the Company, filed Sept. 30, 1999

3.2	Bylaws of the Company	Exhibit 3.1 to the Current Report on Form 8-K of the Company dated June 29, 2007

4.1	Amended and Restated Five Year Credit Agreement dated as of February 22, 2006	Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed March 31, 2006

4.2	Amended and Restated Four Year Credit Agreement dated as of February 22, 2006	Exhibit 10.2 to the Current Report on Form 8-K of the Company filed March 31, 2006

4.3	Indenture, dated as of Nov. 30, 1990, between DEI and Bankers Trust Company, as Trustee	Exhibit 2 to the Current Report on Form 8-K of DEI, dated Jan. 14, 1991

4.4	Indenture, dated as of Mar. 7, 1996, between the Company and Citibank, N.A., as Trustee	Exhibit 4.1(a) to the Current Report on Form 8-K of the Company, dated March 7, 1996

4.5	Senior Debt Securities Indenture, dated as of September 24, 2001, between the Company and Wells Fargo Bank, N.A., as Trustee	Exhibit 4.1 to the Current Report on Form 8-K of the Company, dated September 24, 2001

4.6	Other long-term borrowing instruments are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Company undertakes to furnish copies of such instruments to the Commission upon request

10.1	Amended and Restated Employment Agreement, dated as of January 31, 2008, between the Company and Robert A. Iger	Exhibit 10.1 to the Current Report on Form 8-K of the Company dated February 1, 2008

10.2	Amended and Restated Employment Agreement, dated as of January 31, 2008 between the Company and Thomas O. Staggs	Exhibit 10.2 to the Current Report on Form 8-K of the Company dated February 1, 2008

10.3	Employment Agreement, dated as of October 1, 2008 between the Company and Alan N. Braverman	Exhibit 10.1 to the Current Report on Form 8-K of the Company dated October 3, 2008

10.4	Employment Agreement dated as of October 1, 2008 between the Company and Kevin A. Mayer	Exhibit 10.1 to the Current Report on Form 8-K of the Company dated October 3, 2008

10.5	Employment Agreement dated March 19, 2008 between the Company and Dennis Shuler	Exhibit 10.1 to the Form 10-Q of the Company for the period ended March 29, 2008

10.6	Description of Directors Compensation	Exhibit 10.1 to the Form 10-Q of the Company for the period ended June 28, 2008

10.7	Amended and Restated Director’s Retirement Policy	Exhibit 10.4 to the Current Report on Form 8-K of the Company filed December 1, 2006

Exhibit		Location
10.8	Form of Indemnification Agreement for certain officers and directors	Annex C to the Proxy Statement for the 1987 annual meeting of DEI

10.9	1995 Stock Option Plan for Non-Employee Directors	Exhibit 20 to the Form S-8 Registration Statement (No. 33-57811) of DEI, dated Feb. 23, 1995

10.17	Amended and Restated 1995 Stock Incentive Plan and Rules	Filed herewith

10.18	Amendment to Amended and Restated 1995 Stock Incentive Plan	Item 1.01(a) of Current Report on Form 8-K of the Company filed September 23, 2004

10.21	Amended and Restated 2002 Executive Performance Plan	Annex A to the Proxy Statement for the 2008 annual meeting of the Company

10.22	Management Incentive Bonus Program	The section of the Proxy Statement for the 2008 annual meeting of the Company titled “Annual Bonus Incentives for Named Executive Officers”

10.23	Amended and Restated 1997 Non-Employee Directors Stock and Deferred Compensation Plan	Annex II to the Proxy Statement for the 2003 annual meeting of the Company

10.24	Amended and Restated 2005 Incentive Plan	Filed herewith

10.25	The Walt Disney Company/Pixar 1995 Stock Plan	Exhibit 10.1 to the Form S-8 Registration Statement (N0. 333-133840) of the Company dated May 5, 2006

10.27	Amended and Restated The Walt Disney Company/Pixar 2004 Equity Incentive Plan	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed December 1, 2006

10.28	Amended and Restated Key Employees Deferred Compensation and Retirement Plan	Filed herewith

10.29	Amended and Restated Benefit Equalization Plan of ABC, Inc.	Filed herewith

10.30	Group Personal Excess Liability Insurance Plan	Exhibit 10(x) to the Form 10-K of the Company for the period ended September 30, 1997

10.31	Family Income Assurance Plan (summary description)	Exhibit 10(y) to the Form 10-K of the Company for the period ended September 30, 1997

10.32	Amended and Restated Severance Pay Plan	Exhibit 10.3 to the Form 10-Q of the Company for the period ended December 29, 2007

10.33	Form of Restricted Stock Unit Award Agreement (Time-Based Vesting)	Exhibit 10(aa) to the Form 10-K of the Company for the period ended September 30, 2004

10.34	Form of Restricted Stock Unit Award Agreement (Bonus Related)	Exhibit 10.3 to the Current Report on Form 8-K of the Company filed December 15, 2006

10.35	Form of Performance-Based Stock Unit Award	Exhibit 10.2 to the Current Report on Form 8-K of the Company filed December 15, 2006

10.36	Form of Performance-Based Stock Unit Award Agreement (Dual Performance Goals)	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed December 15, 2006

	Form of Performance-Based Stock Unit Award Agreement (Total Shareholder Return/Average Annual Adjusted EPS Growth Goals)	Exhibit 10.5 to the Form 10-Q of the Company for the period ended December 29, 2007
10.37	Form of Non-Qualified Stock Option Award Agreement (Seven-year Form)	Exhibit 10(b) to the Current Report on Form 8-K of the Company dated December 23, 2004

Exhibit		Location
10.38	Form of Restricted Stock Unit Award Agreement in Lieu of Equitable Adjustment	Exhibit 10.1 to the Form 10-Q of the Company for the period ended June 30, 2007

21	Subsidiaries of the Company	Filed herewith

23	Consent of PricewaterhouseCoopers LLP	Filed herewith

31(a)	Rule 13a – 14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31(b)	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32(a)	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished herewith

32(b)	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished herewith

*	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE WALT DISNEY COMPANY

(Registrant)

Date: November 20, 2008	By:	/s/ ROBERT A. IGER
(Robert A. Iger, President and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer /s/ ROBERT A. IGER	President and Chief Executive Officer	November 20, 2008
(Robert A. Iger)

Principal Financial and Accounting Officers /s/ THOMAS O. STAGGS	Senior Executive Vice President and Chief Financial Officer	November 20, 2008
(Thomas O. Staggs)

/s/ BRENT A. WOODFORD (Brent A. Woodford)	Senior Vice President-Planning and Control	November 20, 2008

Directors /s/ SUSAN E. ARNOLD	Director	November 20, 2008
(Susan E. Arnold)

/s/ JOHN E. BRYSON (John E. Bryson)	Director	November 20, 2008

/s/ JOHN S. CHEN (John S. Chen)	Director	November 20, 2008

/s/ JUDITH L. ESTRIN (Judith L. Estrin)	Director	November 20, 2008

/s/ ROBERT A. IGER (Robert A. Iger)	Director	November 20, 2008

/s/ STEVEN P. JOBS (Steven P. Jobs)	Director	November 20, 2008

/s/ FRED H. LANGHAMMER (Fred H. Langhammer)	Director	November 20, 2008

/s/ AYLWIN B. LEWIS (Aylwin B. Lewis)	Director	November 20, 2008

Signature	Title	Date

/s/ MONICA C. LOZANO (Monica C. Lozano)	Director	November 20, 2008

/s/ ROBERT W. MATSCHULLAT	Director	November 20, 2008
(Robert W. Matschullat)

/s/ JOHN E. PEPPER, JR.	Chairman of the Board and Director	November 20, 2008
(John E. Pepper, Jr.)

/s/ ORIN C. SMITH	Director	November 20, 2008
(Orin C. Smith)

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of September 27, 2008.

The effectiveness of our internal control over financial reporting as of September 27, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of The Walt Disney Company

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of The Walt Disney Company and its subsidiaries (the Company) at September 27, 2008 and September 29, 2007, and the results of their operations and their cash flows for each of the three years in the period ended September 27, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 27, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for uncertainty in income taxes and its method of accounting for pension and other postretirement benefits during the years ended September 27, 2008 and September 29, 2007, respectively.

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

PRICEWATERHOUSECOOPERS LLP

Los Angeles, California

November 20, 2008

CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share data)

	2008	2007	2006
Revenues	$37,843	$35,510	$33,747

Costs and expenses	(30,439)	(28,681)	(28,392)

Other (expense) / income	(59)	1,004	88

Net interest expense	(524)	(593)	(592)

Equity in the income of investees	581	485	473

Income from continuing operations before income taxes and minority interests	7,402	7,725	5,324

Income taxes	(2,673)	(2,874)	(1,837)

Minority interests	(302)	(177)	(183)

Income from continuing operations	4,427	4,674	3,304

Discontinued operations, net of tax	—	13	70

Net income	$4,427	$4,687	$3,374

Diluted Earnings per share:
Earnings per share, continuing operations	$2.28	$2.24	$1.60

Earnings per share, discontinued operations	—	0.01	0.03

Earnings per share (1)	$2.28	$2.25	$1.64

Basic Earnings per share:
Earnings per share, continuing operations	$2.34	$2.33	$1.65

Earnings per share, discontinued operations	—	0.01	0.03

Earnings per share	$2.34	$2.34	$1.68

Weighted average number of common and common equivalent shares outstanding:
Diluted	1,948	2,092	2,076

Basic	1,890	2,004	2,005

(1)	Total earnings per share may not equal the sum of the column due to rounding.

See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)

	September 27, 2008	September 29, 2007
ASSETS
Current assets
Cash and cash equivalents	$3,001	$3,670
Receivables	5,373	5,032
Inventories	1,124	641
Television costs	541	559
Deferred income taxes	1,024	862
Other current assets	603	550

Total current assets	11,666	11,314

Film and television costs	5,394	5,123
Investments	1,563	995
Parks, resorts and other property, at cost Attractions, buildings and equipment	31,493	30,260
Accumulated depreciation	(16,310)	(15,145)

	15,183	15,115
Projects in progress	1,169	1,147
Land	1,180	1,171

	17,532	17,433

Intangible assets, net	2,428	2,494
Goodwill	22,151	22,085
Other assets	1,763	1,484

	$62,497	$60,928

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and other accrued liabilities	$5,980	$5,949
Current portion of borrowings	3,529	3,280
Unearned royalties and other advances	2,082	2,162

Total current liabilities	11,591	11,391

Borrowings	11,110	11,892
Deferred income taxes	2,350	2,573
Other long-term liabilities	3,779	3,024
Minority interests	1,344	1,295
Commitments and contingencies (Note 14)
Shareholders’ equity
Preferred stock, $.01 par value Authorized – 100 million shares, Issued – none	—	—
Common stock, $.01 par value Authorized – 3.6 billion shares, Issued – 2.6 billion shares	26,546	24,207
Retained earnings	28,413	24,805
Accumulated other comprehensive loss	(81)	(157)

	54,878	48,855
Treasury stock, at cost, 777.1 million shares at September 27, 2008 and 637.8 million shares at September 29, 2007	(22,555)	(18,102)

	32,323	30,753

	$62,497	$60,928

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	2008	2007	2006
OPERATING ACTIVITIES OF CONTINUING OPERATIONS
Net income	$4,427	$4,687	$3,374
Income from discontinued operations	—	(13)	(70)
Depreciation and amortization	1,582	1,491	1,446
Gains on sales of equity investments and businesses	(14)	(1,052)	(70)
Deferred income taxes	(128)	(137)	(139)
Equity in the income of investees	(581)	(485)	(473)
Cash distributions received from equity investees	476	420	458
Minority interests	302	177	183
Net change in film and television costs	(301)	115	860
Equity-based compensation	402	419	373
Other	(170)	(65)	(63)
Changes in operating assets and liabilities
Receivables	(594)	(355)	(85)
Inventories	(329)	52	(63)
Other assets	(64)	9	(55)
Accounts payable and other accrued liabilities	488	77	304
Income taxes	(50)	58	(20)

Cash provided by continuing operations	5,446	5,398	5,960

INVESTING ACTIVITIES OF CONTINUING OPERATIONS
Investments in parks, resorts and other property	(1,578)	(1,566)	(1,292)
Sales of investments	70	5	1,073
Proceeds from sales of equity investments and businesses	14	1,530	81
Acquisitions	(660)	(608)	(55)
Proceeds from sales of fixed assets and other	(8)	21	(27)

Cash used in continuing investing activities	(2,162)	(618)	(220)

FINANCING ACTIVITIES OF CONTINUING OPERATIONS
Commercial paper borrowings, net	(701)	1,847	85
Borrowings	1,706	3,143	2,806
Reduction of borrowings	(477)	(2,294)	(1,950)
Dividends	(664)	(637)	(519)
Repurchases of common stock	(4,453)	(6,923)	(6,898)
Equity partner contributions	—	—	51
Exercise of stock options and other	636	1,245	1,259

Cash used in continuing financing activities	(3,953)	(3,619)	(5,166)

CASH FLOWS OF DISCONTINUED OPERATIONS
Net cash provided by operating activities of discontinued operations	—	23	98
Net cash used in investing activities of discontinued operations	—	(3)	(7)
Net cash provided by financing activities of discontinued operations	—	78	23

(Decrease) / increase in cash and cash equivalents	(669)	1,259	688
Cash and cash equivalents, beginning of year	3,670	2,411	1,723

Cash and cash equivalents, end of year	$3,001	$3,670	$2,411

Supplemental disclosure of cash flow information:
Interest paid	$555	$551	$617

Income taxes paid	$2,768	$2,796	$1,857

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in millions, except per share data)

	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
BALANCE AT OCTOBER 1, 2005	1,969	$13,288	$17,775	$(572)	$(4,281)	$26,210
Exercise of stock options and issuance of restricted stock and stock options	57	1,676	—	—	—	1,676
Acquisition of Pixar	279	7,413	—	—	—	7,413
Common stock repurchases	(243)	—	—	—	(6,898)	(6,898)
Dividends ($0.27 per share)	—	—	(519)	—	—	(519)
Other comprehensive income (net of tax of $394 million)	—	—	—	564	—	564
Net income	—	—	3,374	—	—	3,374

BALANCE AT SEPTEMBER 30, 2006	2,062	$22,377	$20,630	$(8)	$(11,179)	$31,820
Exercise of stock options and issuance of restricted stock and stock options	57	1,823	—	—	—	1,823
Common stock repurchases	(202)	—	—	—	(6,923)	(6,923)
Dividends ($0.31 per share)	—	7	(644)	—	—	(637)
Other comprehensive income (net of tax of $66 million)	—	—	—	112	—	112
Adoption of SFAS 158 (net of tax of $154 million)	—	—	—	(261)	—	(261)
Distribution of ABC Radio business	—	—	132	—	—	132
Net income	—	—	4,687	—	—	4,687

BALANCE AT SEPTEMBER 29, 2007	1,917	$24,207	$24,805	$(157)	$(18,102)	$30,753
Exercise of stock options and issuance of restricted stock and stock options	31	1,012	—	—	—	1,012
Redemption of convertible senior notes	45	1,320	—	—	—	1,320
Common stock repurchases	(139)	—	—	—	(4,453)	(4,453)
Dividends ($0.35 per share)	—	7	(671)	—	—	(664)
Other comprehensive income (net of tax of $45 million)	—	—	—	76	—	76
Adoption of FIN 48	—	—	(148)	—	—	(148)
Net income	—	—	4,427	—	—	4,427

BALANCE AT SEPTEMBER 27, 2008	1,854	$26,546	$28,413	$(81)	$(22,555)	$32,323

Accumulated other comprehensive income/(loss) is as follows:

	September 27, 2008	September 29, 2007
Market value adjustments for investments and hedges	$78	$(42)
Foreign currency translation and other	137	164
Unrecognized pension and postretirement medical expense	(296)	(279)

	$(81)	$(157)

Comprehensive income/(loss) is as follows:

	2008	2007	2006
Net income	$4,427	$4,687	$3,374
Market value adjustments for investments and hedges	120	(71)	(2)
Foreign currency translation and other	(27)	77	(19)
Pension and postretirement medical adjustments:
Reclassification of prior losses to net income	25	n/a	n/a
Net actuarial pension and postretirement medical loss	(42)	n/a	n/a
Increase in minimum pension liability adjustment	n/a	106	585

Comprehensive income	$4,503	$4,799	$3,938

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular dollars in millions, except per share amounts)

1	Description of the Business and Segment Information

The Walt Disney Company, together with the subsidiaries through which the Company’s businesses are conducted (the Company), is a diversified worldwide entertainment company with operations in the following business segments: Media Networks, Parks and Resorts, Studio Entertainment, and Consumer Products.

DESCRIPTION OF THE BUSINESS

Media Networks

The Company operates the ABC Television Network and ten owned television stations, as well as the ESPN Radio Network and Radio Disney Network (the Radio Networks) and 46 owned radio stations. Both the television and radio networks have affiliated stations providing coverage to households throughout the United States. The Company has cable networks that are principally involved in the production and distribution of cable television programming, the licensing of programming in domestic and international markets, and investing in foreign television broadcasting, production, and distribution entities. Primary cable programming services that operate through consolidated subsidiary companies are the ESPN-branded networks, Disney Channel Worldwide, SOAPnet, Toon Disney, ABC Family Channel, and Jetix channels in Europe and Latin America. Other programming services that operate through joint ventures and are accounted for under the equity method include A&E Television Networks and Lifetime Entertainment Services. The Company also produces original television programming for network, first-run syndication, pay, and international syndication markets, along with original animated television programming for network, pay, and international syndication markets. Additionally, the Company operates ABC-, ESPN-, ABC Family-, SOAPnet- and Disney-branded internet website businesses, as well as Club Penguin, an online virtual world for kids.

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

Parks and Resorts

The Company owns and operates the Walt Disney World Resort in Florida and the Disneyland Resort in California. The Walt Disney World Resort includes four theme parks (the Magic Kingdom, Epcot, Disney’s Hollywood Studios, and Disney’s Animal Kingdom), seventeen resort hotels, a retail, dining, and entertainment complex, a sports complex, conference centers, campgrounds, golf courses, water parks, and other recreational facilities. The Disneyland Resort includes two theme parks (Disneyland and Disney’s California Adventure), three resort hotels, and a retail, dining and entertainment district. The Company manages and has an effective 51% ownership interest in Disneyland Resort Paris, which includes the Disneyland Park, the Walt Disney Studios Park, seven themed hotels, two convention centers, a shopping, dining and entertainment complex, and a 27-hole golf facility. The Company also manages and has a 43% ownership interest in Hong Kong Disneyland, which includes one theme park and two resort hotels. The Company earns royalties on revenues generated by the Tokyo Disneyland Resort, which includes two theme parks and three Disney-branded hotels, near Tokyo, Japan, and is owned and operated by an unrelated Japanese corporation. The Company also manages and markets vacation club ownership interests through the Disney Vacation Club and operates the Disney Cruise Line out of Port Canaveral, Florida. The Company’s Walt Disney Imagineering unit designs and develops new theme park concepts and attractions, as well as resort properties. Also included in Parks and Resorts is Adventures by Disney, which provides personalized travel experiences to guests at destinations world-wide, and the ESPN Zone, which operates eight sports-themed dining and entertainment facilities around the United States.

Studio Entertainment

The Company produces and acquires live-action and animated motion pictures for worldwide distribution to the theatrical, home entertainment, and television markets. The Company distributes these products through its own distribution and marketing companies in the United States and foreign markets primarily under the Walt Disney Pictures, Touchstone Pictures, and Miramax banners, as well as Dimension for titles released prior to September 30, 2005. On May 5, 2006, the Company completed an all stock acquisition of Pixar, a digital animation studio. As a result of the acquisition the Company produces feature animation films under both the Disney and Pixar banners. Refer to Note 3 for information about the acquisition. The Company also produces stage plays, musical recordings and live entertainment events.

Consumer Products

The Company licenses the name “Walt Disney,” as well as the Company’s characters and visual and literary properties, to various manufacturers, retailers, show promoters, and publishers throughout the world. The Company also engages in retail and online distribution of products through The Disney Store and DisneyShopping.com. The Disney Store is owned and operated in Europe and North America and franchised in Japan. In fiscal 2008, the Company re-acquired certain assets of the Disney Stores North America from subsidiaries of The Children’s Place Retail Stores, Inc. (TCP). See Note 3 for discussion on the acquisition of the Disney Stores North America. The Company publishes books and magazines for children and families and computer software and video game products for the entertainment and educational marketplace.

SEGMENT INFORMATION

The operating segments reported below are the segments of the Company for which separate financial information is available and for which operating results are evaluated regularly by the Chief Executive Officer in deciding how to allocate resources and in assessing performance.

Segment operating results reflect earnings before corporate and unallocated shared expenses, gains on sale of equity investments and businesses, restructuring and impairment (charges) and other credits, net interest expense, income taxes, and minority interests. Segment operating income includes equity in the income of investees. Equity investees consist primarily of A&E Television Networks and Lifetime Television, which are cable businesses included in the Media Networks segment. Corporate and unallocated shared expenses principally consist of corporate functions, executive management, and certain unallocated administrative support functions.

Equity in the income of investees by segment is as follows:

	2008	2007	2006
Media Networks (1)	$593	$484	$444
Parks and Resorts	—	—	1
Consumer Products	—	—	28
Corporate	(12)	1	—

	$581	$485	$473

(1)	Substantially all of these amounts relate to investments at Cable Networks.

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

	2008	2007	2006
Revenues
Media Networks	$16,116	$15,104	$14,186
Parks and Resorts	11,504	10,626	9,925
Studio Entertainment
Third parties	7,167	7,308	7,410
Intersegment	181	183	119

	7,348	7,491	7,529

Consumer Products
Third parties	3,056	2,472	2,226
Intersegment	(181)	(183)	(119)

	2,875	2,289	2,107

Total consolidated revenues	$37,843	$35,510	$33,747

Segment operating income
Media Networks	$4,755	$4,275	$3,481
Parks and Resorts	1,897	1,710	1,534
Studio Entertainment	1,086	1,195	728
Consumer Products	718	631	607

Total segment operating income	$8,456	$7,811	$6,350

Reconciliation of segment operating income to income from continuing operations before income taxes and minority interests
Segment operating income	$8,456	$7,811	$6,350
Corporate and unallocated shared expenses	(471)	(497)	(522)
Other (expense) / income	(59)	1,004	88
Net interest expense	(524)	(593)	(592)

Income from continuing operations before income taxes and minority interests	$7,402	$7,725	$5,324

	2008	2007	2006
Capital expenditures from continuing operations
Media Networks	$367	$265	$220
Parks and Resorts
Domestic	793	816	667
International	140	256	248
Studio Entertainment	126	85	41
Consumer Products	62	36	16
Corporate	90	108	100

Total capital expenditures from continuing operations	$1,578	$1,566	$1,292

Depreciation expense from continuing operations
Media Networks	$196	$184	$179
Parks and Resorts
Domestic	803	790	780
International	342	304	279
Studio Entertainment	41	31	30
Consumer Products	22	18	23
Corporate	123	132	126

Total depreciation expense from continuing operations	$1,527	$1,459	$1,417

Identifiable assets (1)(2)
Media Networks	$27,426	$27,692
Parks and Resorts	16,916	16,311
Studio Entertainment	11,123	10,812
Consumer Products	1,738	1,553
Corporate (3)	5,294	4,560

Total consolidated assets	$62,497	$60,928

Supplemental revenue data
Media Networks
Advertising	$7,197	$7,112	$7,222
Affiliate Fees	6,793	6,139	5,538
Parks and Resorts
Merchandise, food and beverage	3,653	3,454	3,221
Admissions	3,623	3,342	3,085

Revenues
United States and Canada	$28,506	$27,286	$26,027
Europe	6,805	5,898	5,266
Asia Pacific	1,811	1,732	1,917
Latin America and Other	721	594	537

	$37,843	$35,510	$33,747

Segment operating income
United States and Canada	$6,472	$6,026	$4,797
Europe	1,423	1,192	918
Asia Pacific	386	437	542
Latin America and Other	175	156	93

	$8,456	$7,811	$6,350

Identifiable assets	2008	2007
United States and Canada	$52,656	$52,052
Europe	7,013	6,588
Asia Pacific	2,581	2,077
Latin America and Other	247	211

	$62,497	$60,928

(1)	Identifiable assets include amounts associated with equity method investments. Equity method investments, by segment, are as follows:

	2008	2007
Media Networks	$1,288	$677
Studio Entertainment	6	10
Consumer Products	—	1
Corporate	33	18

	$1,327	$706

(2)	Goodwill and intangible assets, by segment, are as follows:

	2008	2007
Media Networks	$18,465	$18,403
Parks and Resorts	172	173
Studio Entertainment	5,021	5,065
Consumer Products	684	691
Corporate	237	247

	$24,579	$24,579

(3)	Primarily deferred tax assets, investments, fixed assets, and other assets.

2	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of The Walt Disney Company and its subsidiaries after elimination of intercompany accounts and transactions. In December 1999, DVD Financing, Inc. (DFI), a subsidiary of Disney Vacation Development, Inc. and an indirect subsidiary of the Company, completed a receivable sale transaction that established a facility that permits DFI to sell receivables arising from the sale of vacation club memberships on a periodic basis. In connection with this facility, DFI prepares separate financial statements, although its separate assets and liabilities are also consolidated in these financial statements. The ability to add new receivables to this facility ends on December 4, 2008 and, as a result of market conditions, we may not be able to renew the facility on terms acceptable to the Company.

Accounting Changes

SFAS 161

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 amends and expands the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosures about how and why the Company uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect the Company’s financial position, financial performance and cash flows. SFAS 161 is effective for the Company in the second quarter of fiscal year 2009.

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

SFAS 160

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51 (SFAS 160). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary. SFAS 160 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. SFAS 160 is effective for the Company’s 2010 fiscal year. Upon adoption of SFAS 160, the Company will be required to report its noncontrolling interests as a separate component of shareholders’ equity. The Company will also be required to present net income allocable to the noncontrolling interests and net income attributable to the shareholders of the Company separately in its consolidated statements of income. Currently, noncontrolling interests (minority interests) are reported between liabilities and shareholders’ equity in the Company’s statement of financial position and the related income attributable to minority interests is reflected as an expense in arriving at net income. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 are to be applied prospectively.

SFAS 159

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 gives the Company the irrevocable option to carry most financial assets and liabilities at fair value, with changes in fair value recognized in earnings. SFAS 159 is effective for the Company’s 2009 fiscal year. The Company does not expect that the adoption of SFAS 159 will have a material impact on its financial statements.

SFAS 158

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS 158). This statement requires recognition of the overfunded or underfunded status of defined benefit pension and other postretirement plans as an asset or liability in the statement of financial position and changes in that funded status to be recognized in comprehensive income in the year in which the changes occur. SFAS 158 also requires measurement of the funded status of a plan as of the end of the fiscal year. The Company adopted the recognition provision of SFAS 158 in fiscal year 2007 which resulted in a $261 million charge to accumulated other comprehensive income. The Company will adopt the measurement date provisions at the beginning of the first quarter of fiscal year 2009 which will result in a reduction of approximately $40 million to retained earnings.

SFAS 157

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS 157 is effective for the Company’s 2009 fiscal year. In February 2008, the FASB issued FSP SFAS No. 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2), which delays the effective date for SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until the Company’s 2010 fiscal year. The Company does not expect that the adoption of SFAS 157 will have a material impact on its financial statements.

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

Reporting Period

The Company’s fiscal year ends on the Saturday closest to September 30 and consists of fifty-two weeks with the exception that approximately every six years, we have a fifty-three week year. When a fifty-three week year occurs, the Company reports the additional week in the fourth quarter. Fiscal 2009 is a fifty-three week year beginning on September 28, 2008 and ending on October 3, 2009.

Reclassifications

Certain reclassifications have been made in the fiscal 2007 and fiscal 2006 financial statements and notes to conform to the fiscal 2008 presentation.

At the beginning of fiscal 2008, the Company began reporting Hyperion Publishing in the Media Networks segment. Previously, Hyperion Publishing had been reported in the Consumer Products segment. Prior-year amounts (which are not material) have been reclassified to conform to the current year presentation.

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

Revenues from the theatrical distribution of motion pictures are recognized when motion pictures are exhibited. Revenues from video and video game sales, net of anticipated returns and customer incentives, are recognized on the date that video units are made available for sale by retailers. Revenues from the licensing of feature films and television programming are recorded when the material is available for telecast by the licensee and when certain other conditions are met.

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

Advertising Expense

Advertising costs are expensed as incurred. Advertising expense for fiscal 2008, 2007 and 2006 was $2.9 billion, $2.6 billion and $2.5 billion, respectively.

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

For U.S. dollar functional currency locations, foreign currency assets and liabilities are remeasured into U.S. dollars at end-of-period exchange rates, except for nonmonetary balance sheet accounts, which are remeasured at historical exchange rates. Revenue and expenses are remeasured at average exchange rates in effect during each period, except for those expenses related to the non-monetary balance sheet amounts, which are remeasured at historical exchange rates. Gains or losses from foreign currency remeasurement are included in income.

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

Film and Television Costs

Film and television costs include capitalizable production costs, production overhead, interest, development costs, and acquired production costs and are stated at the lower of cost, less accumulated amortization, or fair value. Acquired programming costs for the Company’s television and cable networks are stated at the lower of cost, less accumulated amortization, or net realizable value. Acquired television broadcast program licenses and rights are recorded when the license period begins and the program is available for use. Marketing, distribution, and general and administrative costs are expensed as incurred.

Film and television production and participation costs are expensed based on the ratio of the current period’s gross revenues to estimated remaining total gross revenues (Ultimate Revenues) from all sources on an individual production basis. Ultimate Revenues for film productions include revenues that will be earned within ten years of the date of the initial theatrical release. For television network series, we include revenues that will be earned within ten years of the delivery of the first episode, or if still in production, five years from the date of delivery of the most recent episode, if later. For acquired film libraries, remaining revenues include amounts to be earned for up to twenty years from the date of acquisition. Costs of film and television productions are subject to regular recoverability assessments which compare the estimated fair values with the unamortized costs. The amount by which the unamortized costs of film and television productions exceed their estimated fair values is written off. Film development costs for projects that have been abandoned or have not been set for production within three years are generally written off.

We expense the cost of television broadcast rights for acquired movies, series and other programs based on the number of times the program is expected to be aired or on a straight-line basis over the useful life, as appropriate. Rights costs for multi-year sports programming arrangements are amortized based upon the ratio of the current period’s gross revenues to Ultimate Revenues (the Projected Revenue Method) or on a straight-line basis over the contract period, as appropriate. Ultimate Revenues for multi-year sports programming rights include both advertising revenues and an allocation of affiliate fees. If the annual contractual payments related to each season over the term of a multi-year sports programming arrangement approximate each season’s rights cost based on the Projected Revenue Method, we expense the related annual payments during the applicable season. Individual programs are written-off when there are no plans to air or sublicense the program.

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

Internal-Use Software Costs

The Company expenses costs incurred in the preliminary project stage of developing or acquiring internal use software, such as research and feasibility studies, as well as costs incurred in the post-implementation/operational stage, such as maintenance and training. Capitalization of software development costs occurs only after the preliminary-project stage is complete, management authorizes the project, and it is probable that the project will be completed and the software will be used for the function intended. As of September 27, 2008 and September 29, 2007, capitalized software costs, net of accumulated depreciation, totaled $526 million and $555 million, respectively. The capitalized costs are amortized on a straight-line basis over the estimated useful life of the software, ranging from 3-10 years.

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

We completed our impairment testing as of September 27, 2008, which resulted in a non-cash impairment charge of $39 million related to ESPN Radio and Radio Disney FCC licenses. During fiscal years 2007 and 2006, the Company recorded non-cash impairment charges of $26 million and $32 million, respectively, related to ESPN Radio and Radio Disney FCC licenses. These impairment charges reflected overall market declines in certain radio markets in which we operate.

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

The Company enters into risk management contracts that are not designated as hedges and do not qualify for hedge accounting. These contracts are intended to offset certain economic exposures of the Company and are carried at market value with any changes in value recorded in earnings. Cash flows from hedging activities are classified in the

Consolidated Statements of Cash Flows under the same category as the cash flows from the related assets, liabilities or forecasted transactions (see Notes 7 and 13).

Income Taxes

The Company accounts for current and deferred income taxes in accordance with FAS 109, Accounting for Income Taxes. When appropriate, deferred tax assets and liabilities are recorded with respect to temporary differences in the accounting treatment of items for financial reporting purposes and for income tax purposes. Where, based on the weight of all available evidence, it is more likely than not that some amount of recorded deferred tax assets will not be realized, a valuation allowance is established for that amount that, in management’s judgment, is sufficient to reduce the deferred tax asset to an amount that is more likely than not to be realized.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The Company adopted FIN 48 at the beginning of fiscal year 2008. Applying FIN 48 to all tax positions upon adoption resulted in reductions of $148 million and $15 million to opening retained earnings and minority interests, respectively.

Earnings Per Share

The Company presents both basic and diluted earnings per share (EPS) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the year. Diluted EPS is based upon the weighted average number of common and common equivalent shares outstanding during the year which is calculated using the treasury-stock method for equity-based awards and assumes conversion of the Company’s convertible senior notes which were redeemed during the year (see Note 7). Common equivalent shares are excluded from the computation in periods for which they have an anti-dilutive effect. Stock options for which the exercise price exceeds the average market price over the period are anti-dilutive and, accordingly, are excluded from the calculation.

A reconciliation of income from continuing operations and the weighted average number of common and common equivalent shares outstanding for calculating diluted earnings per share from continuing operations is as follows:

	2008	2007	2006
Income from continuing operations	$4,427	$4,674	$3,304
Interest expense on convertible senior notes (net of tax)	12	21	21

	$4,439	$4,695	$3,325

Weighted average number of common shares outstanding (basic)	1,890	2,004	2,005
Weighted average dilutive impact of equity-based compensations awards	34	43	26
Weighted average assumed conversion of convertible senior notes	24	45	45

Weighted average number of common and common equivalent shares outstanding (diluted)	1,948	2,092	2,076

For fiscal 2008, 2007 and 2006, options for 70 million, 43 million and 112 million shares, respectively, were excluded from the diluted EPS calculation because they were anti-dilutive.

3	Significant Acquisitions and Dispositions and Other Expense/Income

Acquisition of Pixar

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

In accordance with EITF 04-1, Accounting for Pre-Existing Relationships between the Parties to a Business Combination (EITF 04-1), the Company recognized a $48 million non-cash gain from the deemed termination of the existing Pixar distribution agreement. In addition, the Company abandoned the Pixar sequel projects commenced by the Company prior to the acquisition and recorded a pre-tax impairment charge totaling $26 million, which represents the costs of these projects incurred through the abandonment date. These two items are classified in “Other (expense) / income” in the Consolidated Statement of Income.

The Company allocated the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values. Goodwill of $4.8 billion, $0.6 billion, and $0.2 billion was allocated to the Studio Entertainment, Consumer Products, and Parks and Resorts operating segments, respectively. The goodwill is not amortizable for tax purposes.

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

Fiscal Year 2006 (unaudited)
Revenues	$34,299
Net Income	$3,395
Earnings per share:
Diluted	$1.52

Basic	$1.56

Other Acquisitions

On May 9, 2008, the Company acquired an 18% interest (bringing the fully diluted interest to 32%) in UTV Software Communications Limited (UTV), a media company headquartered and publicly traded in India, for approximately $197 million. In accordance with Indian securities regulations, the Company was required to make an open tender offer to purchase up to an additional 23% of UTV’s voting shares held by the public for a price equivalent to the May 9th Indian rupee purchase price. In November 2008, the Company completed the open offer and acquired an incremental 23% of UTV’s voting shares for approximately $138 million. Due to the change in the exchange rate between the US dollar and the Indian rupee from May to November, the dollar price per share was lower in November. UTV’s founder has a four year option to buy an amount up to the total amount of shares that the Company acquired during the open offer period at a price no less than the Company’s open offer price or the then trading price, capped at a 10% annual return. The Company does not have the right to vote the shares subject to the option until the expiration of the option. In addition to the acquisition of UTV, on August 5, 2008, the Company invested $28 million in a UTV subsidiary, UTV Global Broadcasting Limited (UGBL).

On April 30, 2008, the Company acquired certain assets of the Disney Stores North America for approximately $64 million in cash and terminated its long-term licensing arrangement relating to the Disney Stores. The Company acquired the inventory, leasehold improvements, and certain fixed assets of, and assumed the leases on, 229 stores that it currently operates. The Company conducted the wind-down and closure of an additional 88 stores but did not assume the leases on these stores.

In connection with the acquisition, the Company waived its rights to certain claims against TCP and, as required by the provisions of Emerging Issues Task Force Issue No. 04-1, Accounting for Pre-Existing Relationships between the Parties to a Business Combination, recorded an $18 million non-cash gain for the estimated fair value of the claims. The gain is classified in “Other (expense) / income” in the Consolidated Statement of Income.

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

Results of the ABC Radio business have been reported as discontinued operations for all periods.

Summarized financial information for the discontinued ABC Radio business through the date of the spin-off is as follows (in millions):

Income Statement Data:

	2007	2006
Revenues	$372	$538
Income from discontinued operations before income taxes	$45	$123

Balance Sheet Data:
	June 12, 2007
Assets
Current assets	$132
Property and equipment	56
FCC licenses	476
Goodwill	726
Other assets	7

	1,397
Liabilities
Current liabilities	25
Borrowings	1,350
Long-term liabilities	154

Net assets of discontinued operations	$(132)

Dispositions

The following dispositions occurred during fiscal 2008, 2007 and 2006:

•	The movies.com business was sold for $17 million on June 18, 2008, resulting in a pre-tax gain of $14 million.
•	The Company’s 39.5% interest in E! Entertainment Television was sold to Comcast for $1.23 billion on November 21, 2006, resulting in a pre-tax gain of $780 million ($487 million after-tax).
•	The Company’s 50% interest in Us Weekly was sold for $300 million on October 2, 2006, resulting in a pre-tax gain of $272 million ($170 million after-tax).
•	A cable television equity investment in Spain was sold for $67 million on November 23, 2005, resulting in a pre-tax gain of $57 million.
•	The Discover Magazine business was sold for $14 million on October 7, 2005, resulting in a pre-tax gain of $13 million.

These gains are reported in “Other (expense) / income” in the Consolidated Statements of Income.

Other (expense) / income is as follows:

	2008	2007	2006
Accounting gain related to the acquisition of the Disney Stores North America	$18	$—	$—
Gain on sale of movies.com	14	—	—
Bad debt charge for a receivable from Lehman Brothers	(91)	—	—
Gain on sale of equity investment in E!	—	780	—
Gain on sale of equity investment in Us Weekly	—	272	—
Equity-based compensation plan modification charge	—	(48)	—
Sales of a cable television station equity investment in Spain and Discover Magazine business	—	—	70
Accounting gain related to the acquisition of Pixar	—	—	48
Impairment of Pixar related sequel titles and other	—	—	(30)

Other (expense) / income	$(59)	$1,004	$88

The changes in the carrying amount of goodwill for the years ended September 27, 2008 and September 29, 2007 are as follows:

	Media Networks	Parks and Resorts	Studio Entertainment	Consumer Products	Total
Balance at September 30, 2006	$16,899	$173	$4,791	$642	$22,505
Acquisitions	475	—	—	21	496
Dispositions	(726)	—	—	—	(726)
Capital Cities/ABC, Inc. acquisition adjustment and other, net	(187)	—	(3)	—	(190)

Balance at September 29, 2007	$16,461	$173	$4,788	$663	$22,085
Acquisitions	91	—	—	—	91
Other, net	18	(1)	(37)	(5)	(25)

Balance at September 27, 2008	$16,570	$172	$4,751	$658	$22,151

In fiscal 2007, certain preacquisition tax contingencies related to the Company’s 1996 acquisition of Capital Cities/ABC, Inc. were reversed against goodwill.

4	Investments

Investments consist of the following:

	September 27, 2008	September 29, 2007
Investments, equity basis (1)	$1,327	$706
Investments, other	194	237
Investment in aircraft leveraged leases	42	52

	$1,563	$995

(1)	Equity investments consist of investments in companies over which the Company has significant influence but not the majority of the equity or risks and rewards.

Investments, Equity Basis

A summary of combined financial information for equity investments, which include cable investments such as A&E Television Networks (37.5% owned) and Lifetime Entertainment Services (50.0% owned), is as follows:

	2008	2007	2006
Results of Operations:
Revenues	$4,981	$4,351	$4,447

Net Income	$1,455	$1,137	$1,170

	September 27, 2008	September 29, 2007
Balance Sheet:
Current assets	$3,230	$2,383
Non-current assets	1,653	1,331

	$4,883	$3,714

Current liabilities	$1,403	$1,113
Non-current liabilities	1,191	1,060
Shareholders’ equity	2,289	1,541

	$4,883	$3,714

During fiscal 2007, the Company sold its interests in E! and Us Weekly. See Note 3 for further discussion.

Investments, Other

As of September 27, 2008 and September 29, 2007, the Company held $72 million and $99 million, respectively, of securities classified as available-for-sale and $122 million and $138 million, respectively, of non-publicly traded cost-method investments.

In 2008, 2007 and 2006, the Company had no significant gains or losses on available-for-sale securities.

In 2008, 2007 and 2006, the Company recorded non-cash charges of $26 million, $18 million and $0 million, respectively, to reflect other-than-temporary losses in value of certain investments.

5	Euro Disney and Hong Kong Disneyland

The Company has a 51% effective ownership interest in the operations of Euro Disney and a 43% ownership interest in the operations of Hong Kong Disneyland which are both consolidated under FIN 46R, Consolidation of Variable Interest Entities.

The following table presents a condensed consolidating balance sheet for the Company as of September 27, 2008, reflecting the impact of consolidating the balance sheets of Euro Disney and Hong Kong Disneyland.

	Before Euro Disney and Hong Kong Disneyland Consolidation	Euro Disney, Hong Kong Disneyland and Adjustments	Total
Cash and cash equivalents	$2,308	$693	$3,001
Other current assets	8,346	319	8,665

Total current assets	10,654	1,012	11,666
Investments	2,286	(723)	1,563
Fixed assets	12,793	4,739	17,532
Other assets	31,679	57	31,736

Total assets	$57,412	$5,085	$62,497

Current portion of borrowings	$3,030	$499	$3,529
Other current liabilities	7,357	705	8,062

Total current liabilities	10,387	1,204	11,591
Borrowings	7,903	3,207	11,110
Deferred income taxes and other long-term liabilities	5,945	184	6,129
Minority interests	854	490	1,344
Shareholders’ equity	32,323	—	32,323

Total liabilities and shareholders’ equity	$57,412	$5,085	$62,497

The following table presents a condensed consolidating income statement of the Company for the year ended September 27, 2008, reflecting the impact of consolidating the income statements of Euro Disney and Hong Kong Disneyland.

	Before Euro Disney and Hong Kong Disneyland Consolidation (1)	Euro Disney, Hong Kong Disneyland and Adjustments	Total
Revenues	$35,593	$2,250	$37,843
Cost and expenses	(28,251)	(2,188)	(30,439)
Other expense	(59)	—	(59)
Net interest expense	(356)	(168)	(524)
Equity in the income of investees	545	36	581

Income (loss) before income taxes and minority interests	7,472	(70)	7,402
Income taxes	(2,673)	—	(2,673)
Minority interests	(372)	70	(302)

Net income	$4,427	$—	$4,427

(1)

These amounts include Euro Disney and Hong Kong Disneyland under the equity method of accounting. As such, royalty and management fee income from these operations is included in Revenues and our share of their net income/loss is included in Equity in the income of investees.

The following table presents a condensed consolidating cash flow statement of the Company for the year ended September 27, 2008, reflecting the impact of consolidating the cash flow statements of Euro Disney and Hong Kong Disneyland.

	Before Euro Disney and Hong Kong Disneyland Consolidation	Euro Disney, Hong Kong Disneyland and Adjustments	Total
Cash provided by operations	$5,206	$240	$5,446
Investments in parks, resorts, and other property	(1,438)	(140)	(1,578)
Other investing activities	(576)	(8)	(584)
Cash used in financing activities	(3,950)	(3)	(3,953)

(Decrease) / increase in cash and cash equivalents	(758)	89	(669)
Cash and cash equivalents, beginning of year	3,066	604	3,670

Cash and cash equivalents, end of year	$2,308	$693	$3,001

Euro Disney Financial Restructuring

Effective October 1, 2004, Euro Disney, the Company, and Euro Disney’s lenders finalized a Memorandum of Agreement (MOA) related to the financial restructuring of Euro Disney (the 2005 Financial Restructuring) which provided for new financing as well as the restructuring of Euro Disney’s existing financing at that time. The transactions contemplated by the MOA were fully implemented on February 23, 2005 with the completion of a €253 million equity rights offering in which the Company invested €100 million. The MOA included the following provisions with respect to royalties and management fees payable by Euro Disney to the Company:

•

Royalties and management fees for fiscal 2005 through fiscal 2009, totaling €25 million per year, payable to the Company are to be unconditionally deferred and converted into subordinated long-term borrowings

•

Royalties and management fees for fiscal 2007 through fiscal 2014, of up to €25 million per year, are subject to conditional deferral and will be converted into subordinated long-term borrowings if operating results do not achieve specified levels. Royalties and management fees for fiscal 2007 subject to conditional deferral were not deferred and have been paid. Based on operating results and subject to third-party confirmation, the Company does not expect royalties and management fees subject to conditional deferral for fiscal 2008 to be deferred

Certain indirect, wholly-owned subsidiaries of The Walt Disney Company have liability as current or former general partners of Euro Disney Associés S.C.A.(Disney S.C.A.). In addition to their equity interest in Disney S.C.A., certain of these subsidiaries of the Company have been capitalized with interest-bearing demand notes with an aggregate face value of €200 million. In addition, interest has accrued on the notes from the date of issuance and has been added to the amount owed.

6	Film and Television Costs

Film and Television costs are as follows:

	September 27, 2008	September 29, 2007
Theatrical film costs
Released, less amortization	$1,444	$1,889
Completed, not released	373	164
In-process	1,430	912
In development or pre-production	126	168

	3,373	3,133

Television costs
Released, less amortization	789	804
Completed, not released	396	295
In-process	211	278
In development or pre-production	16	10

	1,412	1,387

Television broadcast rights	1,150	1,162

	5,935	5,682
Less current portion	541	559

Non-current portion	$5,394	$5,123

Based on management’s total gross revenue estimates as of September 27, 2008, approximately 83% of unamortized film and television costs for released productions (excluding amounts allocated to acquired film and television libraries) are expected to be amortized during the next three years. Approximately $572 million of accrued participation and residual liabilities will be paid in fiscal year 2009. The Company expects to amortize, based on current estimates, approximately $1.5 billion in capitalized film and television production costs during fiscal 2009.

At September 27, 2008, acquired film and television libraries have remaining unamortized costs of $391 million, which are generally amortized straight-line over a weighted-average remaining period of approximately 11 years.

7	Borrowings

The Company’s borrowings at September 27, 2008 and September 29, 2007, including the impact of interest rate swaps designated as hedges, are summarized below:

	2008	2007	2008
			Stated Interest Rate (1)	Interest rate and Cross-Currency Swaps (2)		Effective Interest Rate (3)	Swap Maturities
				Pay Floating	Pay Fixed
Commercial paper borrowings	$1,985	$2,686	2.07%	$—	$—	2.07%
U.S. medium-term notes	7,005	6,340	5.52%	1,400	—	4.95%	2010-2018
Convertible senior notes	—	1,323	—	—	—	—
European medium-term notes	318	163	3.21%	318	—	3.96%	2010-2013
Other foreign currency denominated debt	825	328	2.50%	825	—	4.17%
Capital Cities/ABC debt	178	181	9.05%	—	—	8.80%
Film financing	248	355	—	—	—	—
Other(4)	374	213	—	—	—	—

	10,933	11,589	4.36%	2,543	—	4.12%
Euro Disney (ED) and Hong Kong Disneyland (HKDL):
ED – CDC loans	1,469	1,418	5.15%	—	—	5.12%
ED – Credit facilities & other	482	568	8.28%	—	176	7.54%	2009
ED – Other advances	506	490	3.23%	—	22	3.16%	2009
HKDL – Senior and other borrowings	1,249	1,107	6.12%	—	174	6.21%	2009

	3,706	3,583	5.62%	—	372	5.54%

Total borrowings	14,639	15,172	4.68%	2,543	372	4.48%
Less current portion	3,529	3,280			174

Total long-term borrowings	$11,110	$11,892		$2,543	$198

(1)

The stated interest rate represents the weighted-average coupon rate for each category of borrowings. For floating rate borrowings, interest rates are based upon the rates at September 27, 2008; these rates are not necessarily an indication of future interest rates.

(2)	Amounts represent notional values of interest rate and cross-currency swaps as of September 27, 2008.

(3)

The effective interest rate includes the impact of existing and terminated interest rate and cross-currency swaps on the stated rate of interest. Other adjustments to the stated interest rate such as purchase accounting adjustments and debt issuance costs did not have a material impact on the overall effective interest rate.

(4)	Includes market value adjustments for debt with qualifying hedges totaling $202 million and $150 million at September 27, 2008 and September 29, 2007, respectively.

Commercial Paper

At September 27, 2008, the Company had $2.0 billion of commercial paper debt outstanding and bank facilities totaling $4.5 billion to support its commercial paper borrowings, with half of the facilities scheduled to expire in 2010 and the other half in 2011. These bank facilities allow for borrowings at LIBOR-based rates plus a spread, which depends on the Company’s public debt rating and can range from 0.175% to 0.75%. The Company also has the ability to issue up to $800 million of letters of credit under the facility expiring in 2011, which if utilized, reduces available borrowing under this facility. As of September 27, 2008, $368 million of letters of credit had been issued, of which $240 million was issued under this facility, leaving total available borrowing capacity of nearly $4.2 billion under these bank facilities. The Company’s bank facilities contain only one financial covenant, relating to interest coverage, which the Company met on September 27, 2008 by a significant margin. The Company’s bank facilities also specifically exclude certain entities, including Euro Disney and Hong Kong Disneyland, from any representations, covenants, or events of default. As of September 27, 2008, the Company had not borrowed against the facilities.

Shelf Registration Statement

At September 27, 2008, the Company had a shelf registration statement which allows the Company to issue various types of debt instruments, such as fixed or floating rate notes, U.S. dollar or foreign currency denominated notes, redeemable notes, global notes, and dual currency or other indexed notes. Issuances under the shelf registration will require the filing of a prospectus supplement identifying the amount and terms of the securities to be issued. Our ability to issue debt is subject to market conditions and other factors impacting our borrowing capacity.

U.S. Medium-Term Note Program

At September 27, 2008, the total debt outstanding under U.S. medium-term note programs was $7.0 billion. The maturities of current outstanding borrowings range from 1 to 85 years and stated interest rates range from 3.47% to 7.55%.

Convertible Senior Notes

In 2003, the Company issued $1.3 billion of convertible senior notes (the Notes) due on April 15, 2023. The Notes bore interest at a fixed annual rate of 2.13% and were redeemable at the Company’s option any time after April 15, 2008 at par.

On March 14, 2008, the Company announced that it would redeem the Notes on April 15, 2008 (the Redemption Date) at 100% of the principal amount of the Notes plus accrued interest through the Redemption Date. Pursuant to the redemption, each $1,000 principal amount of the Notes became convertible, at the option of the holders, into 33.9443 shares of the Company’s common stock. Substantially all of the Notes were converted into 45 million shares of the Company’s common stock in April 2008.

European Medium-Term Note Program

At September 27, 2008, the Company had a European medium-term note program for the issuance of various types of debt instruments such as fixed or floating rate notes, U.S. dollar or foreign currency denominated notes, redeemable notes and index linked or dual currency notes. The size of the program is $4 billion. The remaining capacity under the program is $3.7 billion, subject to market conditions and other factors impacting our borrowing capacity. The remaining capacity under the program replenishes as outstanding debt under the program matures. In 2008, $155 million of debt was issued under the program. At September 27, 2008, the total debt outstanding under the program was $318 million. The maturities of outstanding borrowings range from 2 to 5 years, and stated interest rates range from 1.44% to 4.90%. The Company has outstanding borrowings under the program denominated in U.S. dollars and Japanese Yen.

Other Foreign Currency Denominated Debt

In connection with the acquisition of Club Penguin Entertainment, Inc. in July 2007, the Company executed a credit agreement denominated in Canadian (CAD) dollars and raised CAD$328 million ($317 million at September 27, 2008 exchange rates) of borrowings. The loan bears interest at CAD LIBOR plus 0.225% (4.33% at September 27, 2008) and matures in 2013.

In July 2008, the Company executed a loan agreement denominated in Japanese Yen (JPY) and raised JPY54 billion ($508 million at September 27, 2008 exchange rates) of borrowings. The loan bears interest at Japanese LIBOR plus 0.42% (1.36% at September 27, 2008) and matures in 2013.

Capital Cities/ABC Debt

In connection with the Capital Cities/ABC, Inc. acquisition in 1996, the Company assumed various debt previously issued by Capital Cities/ABC, Inc. At September 27, 2008, the outstanding balance was $178 million with maturities ranging from 1 to 13 years and stated interest rates ranging from 8.75% to 9.65%.

Film Financing

In August 2005, the Company entered into a film financing arrangement with a group of investors whereby the investors will fund up to approximately $500 million for 40% of the production and marketing costs of a slate of up to thirty-two live-action films, excluding certain titles such as The Chronicles of Narnia series and, in general, sequels to previous films (including the Pirates of the Caribbean sequels), not included in the slate, in return for approximately 40% of the future net cash flows generated by these films. By entering into this transaction, the Company is able to share the risks and rewards of the performance of its live-action film production and distribution activity with outside investors. As of September 27, 2008, the investors have participated in the funding of twenty-seven films. The cumulative investment in the slate by the investors, net of the cash flows generated by the slate that are returned to the investors, is classified as borrowings. Interest expense recognized from these borrowings is variable and is determined using the effective interest method based on the projected profitability of the film slate.

The last film of the slate is anticipated to be completed in fiscal 2009. The Company has the option at 5, 10 and 15 years from inception of the film financing arrangement to buy the investors’ remaining interest in the slate at a price that is based on the then remaining projected future cash flows that the investors would receive from the slate. As of September 27, 2008, borrowings under this arrangement totaled $248 million.

Euro Disney Borrowings

	September 27, 2008	September 29, 2007
CDC senior debt	$354	$343
CDC subordinated debt – original and 1994 financing	405	393
CDC subordinated debt – Walt Disney Studios Park financing	710	682

CDC loans	1,469	1,418
Credit facilities and other	482	568
Other advances	506	490

	$2,457	$2,476

Euro Disney — Caisse des Dépôts et Consignations (CDC) loans. Pursuant to Euro Disney’s original financing and the terms of a 1994 financial restructuring, Euro Disney borrowed funds from the CDC. As of September 27, 2008, these borrowings consisted of approximately €242 million ($354 million at September 27, 2008 exchange rates) of senior debt and €277 million ($405 million at September 27, 2008 exchange rates) of subordinated debt. The senior debt is collateralized primarily by the theme park, certain hotels, and land assets of Disneyland Resort Paris (except for Walt Disney Studios Park) with a net book value of approximately €1.4 billion ($2.0 billion at September 27, 2008 exchange rates), whereas the subordinated debt is unsecured. Interest on the senior and subordinated debt is payable semiannually. The loans bear interest at a fixed rate of 5.15% and mature from fiscal year 2009 to fiscal year 2024.

Euro Disney also executed a credit agreement with the CDC to finance a portion of the construction costs of Walt Disney Studios Park. As of September 27, 2008, approximately €486 million ($710 million at September 27, 2008 exchange rates) of subordinated loans were outstanding under this agreement. The loans bear interest at a fixed rate of 5.15% per annum. The loans mature between fiscal years 2015 and 2028.

Also, pursuant to the 2005 Financial Restructuring, the CDC agreed to conditionally defer and convert to subordinated long-term borrowings, interest payments up to a maximum amount of €20 million ($29 million at September 27, 2008 exchange rates) per year for fiscal year 2005 through fiscal year 2012 and €23 million ($34 million at September 27, 2008 exchange rates) for each of the fiscal years 2013 and 2014. Subject to third party confirmation, Euro Disney does not expect any interest to be deferred for fiscal 2008.

Euro Disney — Credit facilities and other. Pursuant to Euro Disney’s original financing with a syndicate of international banks and the terms of a 1994 financial restructuring, Euro Disney borrowed funds which are collateralized primarily by the theme park, hotels, and land assets of Disneyland Resort Paris (except for Walt Disney Studios Park) with a net book value of approximately €1.4 billion ($2.0 billion at September 27, 2008 exchange rates). At September 27, 2008, the total balance outstanding was €330 million ($482 million at September 27, 2008 exchange rate). The loans mature between fiscal years 2009 and 2013.

Euro Disney — Other advances. Advances of €331 million ($484 million at September 27, 2008 exchange rates) bear interest at a fixed rate of 3.0%. The remaining advances of €15 million ($22 million at September 27, 2008 exchange rates) bear interest at EURIBOR plus 3% (8.28% at September 27, 2008). The advances are expected to mature between fiscal years 2011 and 2017, of which the €15 million ($22 million at September 27, 2008 exchange rates) are collateralized by certain hotel assets.

Euro Disney has covenants under its debt agreements that limit its investment and financing activities and require it to meet certain annual financial performance covenants. Subject to final third-party review as provided in its debt agreements, Euro Disney believes that it has complied with its financial performance covenants for fiscal year 2008.

Hong Kong Disneyland Borrowings	September 27, 2008	September 29, 2007

Term loan facility	$283	$284
Revolving credit facility	90	—

Senior loans	373	284

Other borrowings	722	724
Accrued interest, prior to March 2006	56	56
Accrued interest, other	98	43

Other borrowings	876	823

	$1,249	$1,107

Hong Kong Disneyland — Senior loans. Hong Kong Disneyland’s senior loans at September 27, 2008 were borrowings pursuant to a term loan facility with a capacity of Hong Kong (HK) $2.3 billion ($296 million at September 27, 2008 exchange rates) and a revolving credit facility with a capacity of HK$800 million ($103 million at September 27, 2008 exchange rates). At September 27, 2008, both facilities had a rate of HIBOR + 1.25%.

Hong Kong Disneyland’s commercial term loan and revolving credit facility agreement contained semi-annual financial performance covenants and had an original maturity of October 26, 2015. In anticipation of the prospect that the covenants would not be met for fiscal 2007, the agreement was amended in 2007 to remove the financial performance covenants, shorten the maturity of the loan to September 30, 2008 and decrease the amount of the revolving credit facility from HK$1.0 billion (approximately $129 million) to HK$800 million (approximately $103 million).

Subsequent to the end of fiscal 2008, on September 29, 2008, the Company entered into a term loan and revolving credit facility agreement with Hong Kong Disneyland pursuant to which Hong Kong Disneyland borrowed HK$2.3 billion (approximately $292 million) under a term loan and HK$700 million (approximately $90 million) under a HK$1.0 billion ($129 million) revolving credit facility. These funds were used to repay Hong Kong Disneyland’s commercial term loan and revolving credit facility. Both the term loan and revolving credit facility have an effective maturity date of September 2013.

To support Hong Kong Disneyland’s near-term operating needs, the Company has agreed to waive management fees for fiscal 2008 and fiscal 2009 and defer royalties for those years, with payment of the deferred royalties dependent upon the future operating performance of Hong Kong Disneyland. The Company may provide additional investment to meet Hong Kong Disneyland’s longer-term financial and development needs.

Hong Kong Disneyland — Other borrowings. Hong Kong Disneyland has an unsecured loan facility of HK$5.6 billion ($722 million at September 27, 2008 exchange rates) from its other shareholder, that is scheduled to mature on dates through September 12, 2030. Pursuant to the terms of the loan facility, interest incurred prior to March 2006 of HK$433 million ($56 million at September 27, 2008 exchange rates) is not payable until the loan matures and is therefore classified as long-term borrowings. In addition, pursuant to the terms of the loan facility, interest incurred subsequent to March 2006 of HK$759 million ($98 million at September 27, 2008 exchange rates) is payable dependent upon the achievement of certain financial measurements and is also classified as long-term borrowings. The interest rate on this loan is subject to biannual revisions, but is capped at an annual rate of 6.75% (until March 12, 2014), 7.625% (until March 12, 2022) and 8.50% (until September 12, 2030). As of September 27, 2008, the rate on the loans was 6.75%.

Total borrowings excluding market value adjustments, have the following scheduled maturities:

	Before Euro Disney and Hong Kong Disneyland Consolidation	Euro Disney and Hong Kong Disneyland	Total
2009	$3,014	$499	$3,513
2010	949	125	1,074
2011	1,026	179	1,205
2012	1,254	225	1,479
2013	1,645	197	1,842
Thereafter	2,843	2,481	5,324

	$10,731	$3,706	$14,437

The Company capitalizes interest on assets constructed for its parks, resorts, and other property and on theatrical productions. In 2008, 2007 and 2006, total interest capitalized was $62 million, $37 million, and $30 million, respectively. Interest expense, net of capitalized interest, for 2008, 2007 and 2006 was $712 million, $746 million and $706 million.

8	Income Taxes

	2008	2007	2006
Income From Continuing Operations Before Income Taxes and Minority Interests
Domestic (including U.S. exports)	$6,692	$7,344	$4,983
Foreign subsidiaries	710	381	341

	$7,402	$7,725	$5,324

Income Tax Expense / (Benefit)
Current
Federal	$2,072	$2,368	$1,612
State	366	303	125
Foreign	362	330	243

	2,800	3,001	1,980

Deferred
Federal	(95)	(118)	(182)
State	(32)	(9)	39

	(127)	(127)	(143)

	$2,673	$2,874	$1,837

	September 27, 2008	September 29, 2007
Components of Deferred Tax Assets and Liabilities
Deferred tax assets
Accrued liabilities	$(1,354)	$(1,153)
Foreign subsidiaries	(569)	(526)
Equity-based compensation	(371)	(303)
Minority interest net operating losses	(316)	—
Other, net	—	(37)

Total deferred tax assets	(2,610)	(2,019)

Deferred tax liabilities
Depreciable, amortizable and other property	3,167	3,286
Licensing revenues	269	340
Leveraged leases	49	50
Other, net	81	—

Total deferred tax liabilities	3,566	3,676

Net deferred tax liability before valuation allowance	956	1,657
Valuation allowance	370	54

Net deferred tax liability	$1,326	$1,711

The valuation allowance principally relates to the $316 million deferred tax asset for the minority interest share of operating losses at Euro Disney. Based on Euro Disney’s historical results, no deferred tax asset had previously been recorded for these net operating losses due to the remote likelihood of their utilization. In 2008, the results of Euro Disney were such that management’s judgment changed relating to these net operating losses, and a deferred tax asset with an offsetting valuation allowance in the amount of $316 million was recorded. The ultimate utilization of these net operating losses would not have a net impact on the Company’s consolidated net income as any income tax benefit would be offset by a charge to minority interest in the income statement.

As of September 27, 2008, the Company had undistributed earnings of certain foreign subsidiaries of approximately $119 million, for which deferred taxes have not been provided. The Company intends to reinvest these earnings for the foreseeable future. If these amounts were distributed to the United States, in the form of dividends or otherwise, the Company would be subject to additional U.S. income taxes. Determination of the amount of unrecognized deferred income tax liabilities on these earnings is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.

A reconciliation of the effective income tax rate to the federal rate is as follows:

	2008	2007	2006
Federal income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	3.0	2.8	2.3
Foreign sales corporation and extraterritorial income	(0.1)	(0.5)	(2.2)
Other, including tax reserves and related interest	(1.8)	(0.1)	(0.6)

	36.1%	37.2%	34.5%

In 2008 the Company derived tax benefits of $9 million from an exclusion provided under U.S. income tax laws with respect to certain extraterritorial income attributable to foreign trading gross receipts (“FTGRs”). This exclusion was repealed as part of the American Jobs Creation Act of 2004 (the “Act”), which was enacted on October 22, 2004. The Act provides for a phase-out such that the exclusion for the Company’s otherwise qualifying FTGRs generated in fiscal 2005, 2006 and 2007 are limited to approximately 85%, 65% and 15%, respectively. No exclusion is available for transactions originating after the first quarter of fiscal 2007.

The Act made a number of other changes to the income tax laws including the creation of a new deduction relating to qualifying domestic production activities which will affect the Company in the current and future years. The deduction equals three percent of qualifying net income for fiscal 2006 and 2007, six percent for fiscal 2008 through 2010, and nine percent for fiscal 2011 and thereafter. Our tax provisions for fiscal 2008, fiscal 2007 and fiscal 2006 reflect benefits of $97 million, $41 million and $25 million, respectively, resulting from this deduction.

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) at the beginning of fiscal year 2008. See Note 2 for the impact of adopting FIN 48.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, excluding the related accrual for interest, is as follows:

Balance at September 29, 2007	$630
Increases in tax positions for current year	99
Increases in tax positions for prior years	221
Decreases in tax positions for prior years	(189)
Settlements with taxing authorities	(106)

Balance at September 27, 2008	$655

Included in the balance at September 27, 2008 is $353 million that, if recognized, would reduce our income tax expense and effective tax rate after giving effect to offsetting impacts from other tax jurisdictions.

As of September 27, 2008 and September 29, 2007, the Company had $127 million and $137 million, respectively, of accrued interest related to unrecognized tax benefits. During the current year, the Company accrued additional interest of $47 million, and recorded a $57 million reduction of accrued interest as a result of audit settlements and other prior year adjustments. The Company’s policy is to report interest and penalties as a component of income tax expense.

During the current year, the Company reached resolution with respect to the Internal Revenue Service’s examination of the Company’s federal income tax returns for fiscal years 2001 through 2004. The Company is also subject to state and local and foreign tax audits. In the current year, the California examination of fiscal years 1997 through 1999 was completed and the New York Court of Appeals rendered a decision regarding the remaining tax matters from fiscal years 1990 through 1995. In light of the resolution of these matters, the Company is no longer subject to examination in any of its major state or foreign tax jurisdictions for years prior to 2000.

In the next twelve months, the Company does not expect a material net change in unrecognized tax benefits.

In fiscal years 2008, 2007 and 2006, income tax benefits attributable to equity-based compensation transactions that were allocated to shareholders’ equity amounted to $45 million, $123 million and $106 million, respectively.

9	Pension and Other Benefit Programs

The Company maintains pension plans and postretirement medical benefit plans covering most of its employees not covered by union or industry-wide plans. Employees hired after January 1, 1994 and ABC employees generally hired after January 1, 1987 are not eligible for postretirement medical benefits. With respect to its qualified defined benefit pension plans, the Company’s policy is to fund, at a minimum, the amount necessary on an actuarial basis to provide for benefits in accordance with the requirements of the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006 (PPA). Pension benefits are generally based on years of service and/or compensation.

The following chart summarizes the benefit obligations, assets, funded status and balance sheet impacts associated with the pension and postretirement medical benefit plans based upon the actuarial valuations prepared as of June 30, 2008 and 2007 (the Plan Measurement Dates).

	Pension Plans		Postretirement Medical Plans
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Projected benefit obligations
Beginning obligations	$(5,242)	$(4,705)	$(1,011)	$(936)
Service cost	(187)	(166)	(22)	(22)
Interest cost	(325)	(297)	(63)	(59)
Actuarial gain / (loss)	360	(92)	40	(19)
Plan amendments and other	(14)	(128)	—	—
Benefits paid	159	146	26	25

Ending obligations	$(5,249)	$(5,242)	$(1,030)	$(1,011)

Fair value of plans’ assets
Beginning fair value	$5,160	$4,181	$372	$317
Actual return on plan assets	(39)	725	(7)	53
Contributions	17	428	12	27
Benefits paid	(159)	(146)	(26)	(25)
Expenses	(24)	(28)	—	—

Ending fair value	$4,955	$5,160	$351	$372

Over/(under) funded status of the plans	$(294)	$(82)	$(679)	$(639)
Contributions after Plan Measurement Date	4	4	3	3

Net balance sheet asset/(liability)	$(290)	$(78)	$(676)	$(636)

Amounts recognized in the balance sheet
Non-current assets	$215	$275	$—	$—
Current liabilities	(10)	(9)	(14)	(14)
Non-current liabilities	(495)	(344)	(662)	(622)

	$(290)	$(78)	$(676)	$(636)

The components of net periodic benefit cost and key assumptions are as follows:

	Pension Plans			Postretirement Medical Plans
	2008	2007	2006	2008	2007	2006
Service costs	$187	$166	$186	$22	$22	$34
Interest costs	325	297	256	63	59	61
Expected return on plan assets	(356)	(302)	(250)	(25)	(21)	(16)
Amortization of prior year service costs	13	4	1	(1)	(1)	(1)
Recognized net actuarial loss	25	47	148	2	2	43
Special termination benefits	—	5	—	—	—	—

Net periodic benefit cost	$194	$217	$341	$61	$61	$121

Assumptions:
Discount rate	7.00%	6.35%	6.40%	7.00%	6.35%	6.40%
Rate of return on plan assets	7.50%	7.50%	7.50%	7.50%	7.50%	7.50%
Salary increases	5.00%	4.00%	4.00%	n/a	n/a	n/a
Year 1 increase in cost of benefits	n/a	n/a	n/a	9.00%	9.00%	9.00%
Rate of increase to which the cost of benefits is assumed to decline (the ultimate trend rate)	n/a	n/a	n/a	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	n/a	n/a	n/a	2016	2015	2012

Net periodic benefit cost for the current year is based on assumptions determined at the June 30 valuation date of the prior year.

Accumulated other comprehensive loss, before tax, as of September 27, 2008 consists of the following amounts that have not yet been recognized in net periodic benefit cost:

	Pension Plans	Postretirement Medical Plans	Total
Unrecognized prior service credit / (cost)	$(80)	$13	$(67)
Unrecognized net actuarial gain / (loss)	(405)	13	(392)

Total amounts included in accumulated other comprehensive income / (loss)	(485)	26	(459)
Prepaid / (accrued) pension cost	195	(702)	(507)

Net balance sheet impact	$(290)	$(676)	$(966)

Amounts included in accumulated other comprehensive loss, before tax, as of September 27, 2008 that are expected to be recognized as components of net periodic benefit cost during fiscal 2009 are:

	Pension Plans	Postretirement Medical Plans	Total
Prior service credit / (cost)	$(16)	$2	$(14)
Net actuarial gain / (loss)	2	(1)	1

Total	$(14)	$1	$(13)

Plan Funded Status

At September 27, 2008, the Company had pension plans that were underfunded, having accumulated benefit obligations exceeding the fair value of plan assets. The projected benefit obligation, accumulated benefit obligation and aggregate fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $397 million, $332 million and $0 million, respectively, as of September 27, 2008 and $323 million, $283 million and $2 million as of September 29, 2007, respectively.

For pension plans with projected benefit obligations in excess of plan assets, the projected benefit obligation and aggregate fair value of plan assets were $3.9 billion and $3.4 billion, respectively, as of September 27, 2008 and $323 million and $2 million as of September 29, 2007, respectively.

The Company’s total accumulated pension benefit obligations at both September 27, 2008 and September 29, 2007 was $4.8 billion, of which 97.0% and 96.2%, respectively, were vested.

The accumulated postretirement medical benefit obligations and fair value of plan assets for postretirement medical plans with accumulated postretirement medical benefit obligations in excess of plan assets were $1.0 billion and $351 million, respectively, at September 27, 2008 and $1.0 billion and $372 million, respectively, at September 29, 2007.

Plan Assets

A significant portion of the assets of the Company’s defined benefit plans are managed on a commingled basis in a third party master trust. The investment policy and allocation of the assets in the master trust were approved by the Company’s Investment and Administrative Committee, which has oversight responsibility for the Company’s retirement plans. The investment policy ranges for the major asset classes are as follows:

Asset Class	Minimum	Maximum
Equity Securities	40%	60%
Debt Securities	25%	35%
Alternative Investments	10%	30%
Cash	0%	5%

Alternative investments include venture capital funds, private equity funds and real estate, among other investments.

The Company’s defined benefit plans asset mix (including assets held outside of the master trust) at the Plan Measurement Dates is as follows:

Asset Class	June 30, 2008	June 30, 2007
Equity Securities	47%	55%
Debt Securities	35%	27%
Alternative Investments	16%	13%
Cash	2%	5%

Total	100%	100%

Equity securities include 2.8 million shares of Company common stock or $92 million (2% of total plan assets) and $97 million (2% of total plan assets) at September 27, 2008 and September 29, 2007, respectively.

Plan Contributions

During fiscal 2008, the Company was not required to make contributions to its pension plans under funding regulations associated with the Pension Protection Act of 2006 (PPA) and contributed $29 million to pension and postretirement medical plans not subject to PPA. The Company expects pension and postretirement medical plan contributions in fiscal 2009 to range from $200 million to $300 million. Final funding requirements for fiscal 2009 will be determined based on our January 1, 2009 funding actuarial valuation. The Company may also make discretionary contributions above the minimum requirements.

Estimated Future Benefit Payments

The following table presents estimated future benefit payments for the next ten fiscal years:

	Pension Plans	Post Retirement Medical Plans (1)
2009	$190	$32
2010	212	34
2011	228	37
2012	248	40
2013	270	43
2014 – 2018	1,710	267

(1)	Estimated future benefit payments are net of expected Medicare subsidy receipts of $61 million.

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

Healthcare cost trend rate — The Company reviews external data and its own historical trends for healthcare costs to determine the healthcare cost trend rates for the postretirement medical benefit plans. For the 2008 actuarial valuation, we assumed a 9.0% annual rate of increase in the per capita cost of covered healthcare claims with the rate decreasing in even increments over eight years until reaching 5.0%.

A one percentage point (ppt) change in the key assumptions would have the following effects on the projected benefit obligations as of September 27, 2008 and on cost for fiscal 2009:

	Pension and Postretirement Medical Plans			Postretirement Medical Plans
	Discount Rate		Expected Long- Term Rate of Return On Assets	Assumed Healthcare Cost Trend Rate
Increase/ (decrease)	Net Periodic Pension and Postretirement Medical Cost	Projected Benefit Obligations	Net Periodic Pension and Postretirement Cost	Net Periodic Postretirement Medical Cost	Projected Benefit Obligations
1 ppt decrease	$120	$968	$53	$(27)	$(143)
1 ppt increase	(74)	(834)	(53)	26	178

Multi-employer Plans

The Company participates in various multi-employer pension plans under union and industry-wide agreements. In 2008, 2007 and 2006, the contributions to these plans, which are expensed as incurred, were $56 million, $54 million and $51 million, respectively.

Defined Contribution Plans

The Company has savings and investment plans that allow eligible employees to allocate up to 20% of their salary through payroll deductions depending on the plan in which the employee participates. The Company matches 50% of the employee’s pre-tax contributions, up to plan limits. In 2008, 2007 and 2006, the costs of these plans were $52 million, $42 million and $39 million, respectively.

10	Shareholders’ Equity

As of the filing date of this report, the Board of Directors had not yet declared a dividend related to fiscal 2008. The Company paid a $664 million dividend ($0.35 per share) during the second quarter of fiscal 2008 related to fiscal 2007. The Company paid a $637 million dividend ($0.31 per share) during the second quarter of fiscal 2007 related to fiscal 2006. The Company paid a $519 million dividend ($0.27 per share) during the second quarter of fiscal 2006 related to fiscal 2005.

During fiscal 2008, the Company repurchased 139 million shares of Disney common stock for $4.5 billion. During fiscal 2007, the Company repurchased 202 million shares of Disney common stock for $6.9 billion. During fiscal 2006, the Company repurchased 243 million shares of Disney common stock for $6.9 billion. On May 1, 2007, the Board of Directors of the Company increased the share repurchase authorization to a total of 400 million shares. As of September 27, 2008, the Company had remaining authorization in place to repurchase 184 million additional shares. The repurchase program does not have an expiration date.

In April 2008, the Company redeemed $1.3 billion of convertible senior notes. Pursuant to the redemption, substantially all of the Notes were converted into 45 million shares of the Company’s common stock (See Note 7 for further details of the redemption).

The par value of the Company’s outstanding common stock totaled approximately $26 million.

The Company also has 1.0 billion shares of Internet Group stock at $.01 par value authorized. No shares are issued and outstanding.

11	Equity-Based Compensation

Under various plans, the Company may grant stock options and other equity-based awards to executive, management, and creative personnel. The Company’s approach to long-term incentive compensation contemplates awards of stock options and restricted stock units (RSUs).

Stock options are generally granted at exercise prices equal to or exceeding the market price at the date of grant. Effective in January 2003, options became exercisable ratably over a four-year period from the grant date, while options granted prior to January 2003 generally vest ratably over five years. Effective in the second quarter of 2005, options granted generally expire seven years after the grant date, while options granted prior to the second quarter of 2005 generally expire ten years after the grant date. At the discretion of the Compensation Committee of the Company’s Board of Directors, options can occasionally extend up to 15 years after date of grant. Restricted stock units generally vest 50% on each of the second and fourth anniversaries of the grant date. Certain RSUs awarded to senior executives vest based upon the achievement of market and/or performance conditions. Stock options and RSUs are generally forfeited by employees who terminate prior to vesting. Shares available for future option and RSU grants at September 27, 2008 totaled 56 million. The Company satisfies stock option exercises and vesting of RSUs with newly issued shares.

Each year, during the second quarter, the Company awards stock options and restricted stock units to a broad-based group of management and creative personnel (the Annual Grant). The fair value of options is estimated based on the binomial valuation model. The binomial valuation model takes into account variables such as volatility, dividend yield, and the risk-free interest rate. The binomial valuation model also considers the expected exercise multiple (the multiple of exercise price to grant price at which exercises are expected to occur on average) and the termination rate (the probability of a vested option being cancelled due to the termination of the option holder) in computing the value of the option.

In fiscal years 2008, 2007 and 2006, the weighted average assumptions used in the option-pricing models were as follows:

	2008	2007	2006
Risk-free interest rate	3.6%	4.5%	4.3%
Expected volatility	29%	26%	26%
Dividend yield	1.02%	0.79%	0.79%
Termination rate	7.5%	7.4%	4.0%
Exercise multiple	1.39	1.38	1.48

Although the initial fair value of stock options is not adjusted after the grant date, changes in the Company’s assumptions may change the value of, and therefore the expense related to, future stock option grants. The assumptions that cause the greatest variation in fair value in the binomial valuation model are the expected volatility and expected exercise multiple. Increases or decreases in either the expected volatility or expected exercise multiple will cause the binomial option value to increase or decrease, respectively.

The volatility assumption considers both historical and implied volatility and may be impacted by the Company’s performance as well as changes in economic and market conditions.

Compensation expense for RSUs and stock options is recognized ratably over the vesting period. Compensation expense for RSUs is based upon the market price of the shares underlying the awards on the grant date. Compensation expense for performance-based awards reflects the estimated probability that the market and/or performance conditions will be met.

The impact of stock options and RSUs on income and cash flow from continuing operations for fiscal 2008, 2007 and 2006 was as follows:

	2008	2007	2006
Stock option compensation expense	$214	$213	$241
RSU compensation expense	188	158	132

	402	371	373
Equity-based compensation plan modification charge (1)	—	48	—

Total equity-based compensation expense (2)(3)	402	419	373
Tax impact	(149)	(155)	(138)

Reduction in net income	$253	$264	$235

Tax benefit reported in cash flow from continuing financing activities	47	116	133

(1)

In anticipation of the ABC Radio transaction, the Company needed to determine whether employee equity-based compensation awards would be adjusted for the dilutive impact of the transaction on outstanding employee awards. Certain of the Company’s plans required such adjustments to be made on an equitable basis. All other plans permitted such adjustments to be made. In order to treat all employees consistently with respect to the ABC Radio transaction (and other similar future transactions), the Company amended the plans such that all plans require equitable adjustments for such transactions. In connection with these amendments, the Company was required to record a non-cash charge of $48 million in the first quarter of fiscal 2007 representing the estimated fair value of this modification with respect to vested equity-based employee compensation awards.

(2)	Excludes amounts related to discontinued operations of $6 million and $9 million in 2007 and 2006, respectively.

(3)

Equity-based compensation expense is net of capitalized equity-based compensation and includes amortization of previously capitalized equity-based compensation costs. Capitalized equity-based compensation totaled $55 million, $103 million and $52 million in 2008, 2007 and 2006, respectively.

The following table summarizes information about stock option transactions (shares in millions):

	2008		2007		2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	177	$27.36	212	$25.85	212	$27.06
Awards granted in Pixar acquisition	—	—	—	—	44	15.04
Awards forfeited	(4)	29.49	(5)	27.71	(7)	28.34
Awards granted	30	30.12	25	34.22	24	25.33
Awards exercised	(27)	21.79	(53)	24.52	(56)	21.42
Awards expired/cancelled	(5)	44.12	(2)	56.00	(5)	56.91

Outstanding at end of year	171	28.37	177	27.36	212	25.85

Exercisable at end of year	101	27.72	108	27.07	130	27.57

The following tables summarize information about stock options vested and expected to vest at September 27, 2008 (shares in millions):

	Vested
Range of Exercise Prices	Number of Options	Weighted Average Exercise Price	Weighted Averaged Remaining Years of Contractual Life
$ 0 — $ 15	8	$9.95	3.3
$ 16 — $ 20	10	18.08	5.2
$ 21 — $ 25	30	23.67	4.3
$ 26 — $ 30	27	29.06	3.1
$ 31 — $ 35	19	33.78	2.2
$ 36 — $ 40	3	39.88	1.7
$ 41 — $ 45	3	42.21	2.0
$ 46 — $340	1	116.37	1.4

	101

	Expected to Vest
Range of Exercise Prices	Number of Options (1)	Weighted Average Exercise Price	Weighted Averaged Remaining Years of Contractual Life
$ 0 — $ 15	2	$11.92	3.9
$ 16 — $ 20	2	19.37	6.8
$ 21 — $ 25	8	24.78	4.3
$ 26 — $ 30	33	29.10	6.3
$ 31 — $ 35	17	34.04	5.6

	62

(1)	Number of options expected to vest are net of estimated forfeitures.

The following table summarizes information about RSU transactions (shares in millions):

	2008		2007		2006
	Restricted Stock Units	Weighted Average Grant-Date Fair Value	Restricted Stock Units	Weighted Average Grant-Date Fair Value	Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested at beginning of year	27	$29.01	23	$25.74	15	$26.04
Awards granted in Pixar acquisition	—	—	—	—	1	29.09
Granted	11	29.92	12	34.22	11	24.83
Vested	(7)	26.45	(6)	26.20	(2)	24.57
Forfeited	(3)	29.69	(2)	27.78	(2)	25.87

Unvested at end of year	28	29.95	27	29.01	23	25.74

RSUs representing 2.3 million shares, 1.4 million shares and 2.2 million shares that vest based upon the achievement of market and/or performance conditions were granted in 2008, 2007 and 2006, respectively. Approximately 6.2 million of the unvested RSUs as of September 27, 2008, vest upon the achievement of market and/or performance conditions.

The weighted average grant-date fair values of options granted during 2008, 2007 and 2006 were $8.25, $9.27 and $7.26, respectively. The total intrinsic value (market value on date of exercise less exercise price) of options exercised and RSUs vested during 2008, 2007 and 2006 totaled $529 million, $735 million, and $506 million, respectively. The aggregate intrinsic values of stock options vested and expected to vest at September 27, 2008 were $670 million and $230 million, respectively.

As of September 27, 2008, there was $426 million of unrecognized compensation cost related to unvested stock options and $459 million related to unvested RSUs. That cost is expected to be recognized over a weighted-average period of 1.7 years for stock options and 2.1 years for RSUs.

Cash received from option exercises for 2008, 2007 and 2006 was $591 million, $1.3 billion and $1.1 billion, respectively. Tax benefits realized from tax deductions associated with option exercises and RSU activity for 2008, 2007 and 2006 totaled $183 million, $267 million and $180 million, respectively.

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

12	Detail of Certain Balance Sheet Accounts

	September 27, 2008	September 29, 2007
Current receivables
Accounts receivable	$5,207	$4,724
Other	414	424
Allowance for doubtful accounts	(248)	(116)

	$5,373	$5,032

Other current assets
Prepaid expenses	$478	$446
Other	125	104

	$603	$550

Parks, resorts and other property, at cost
Attractions, buildings and improvements	$15,444	$14,857
Leasehold improvements	553	500
Furniture, fixtures and equipment	11,739	11,272
Land improvements	3,757	3,631

	31,493	30,260
Accumulated depreciation	(16,310)	(15,145)
Projects in progress	1,169	1,147
Land	1,180	1,171

	$17,532	$17,433

Intangible assets
Copyrights	$357	$357
Other amortizable intangible assets	282	255
Accumulated amortization	(198)	(143)

Net amortizable intangible assets	441	469
FCC licenses	858	897
Trademarks	1,109	1,108
Other indefinite lived intangible assets	20	20

	$2,428	$2,494

Other non-current assets
Receivables	$801	$571
Pension related assets	215	275
Prepaid expenses	128	120
Other	619	518

	$1,763	$1,484

Accounts payable and other accrued liabilities
Accounts payable	$4,355	$4,429
Payroll and employee benefits	1,376	1,290
Other	249	230

	$5,980	$5,949

Other long-term liabilities
Deferred revenues	$320	$369
Capital lease obligations	241	274
Program licenses and rights	223	288
Participation and residual liabilities	378	239
Pension and postretirement medical plan liabilities	1,157	966
Other (1)	1,460	888

	$3,779	$3,024

(1)	Includes unrecognized tax benefits.

13	Financial Instruments

Interest Rate Risk Management

The Company is exposed to the impact of interest rate changes primarily through its borrowing activities. The Company’s objective is to mitigate the impact of interest rate changes on earnings and cash flows and on the market value of its investments and borrowings. In accordance with its policy, the Company targets its fixed rate debt expressed as a percentage of its net debt between a minimum and maximum percentage.

The Company typically uses pay-floating and pay-fixed interest rate swaps to facilitate its interest rate risk management activities. Pay-floating swaps effectively convert fixed rate medium and long-term obligations to variable rate instruments indexed to LIBOR. Pay-fixed swaps effectively convert floating rate obligations to fixed rate instruments. As of September 27, 2008 and September 29, 2007 respectively, the Company held $266 million and $157 million notional value of pay-fixed swaps that do not qualify as hedges. The changes in market values of all swaps that do not qualify as hedges have been included in earnings.

The impact of hedge ineffectiveness was not significant for fiscal 2008, 2007 and 2006. The net amount of deferred gains in AOCI from interest rate risk management transactions was not significant at September 27, 2008 and September 29, 2007.

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

Mark to market gains and losses on contracts hedging forecasted foreign currency transactions are initially recorded to AOCI and are reclassified to current earnings when the hedged transactions are realized, offsetting changes in the value of the foreign currency transactions. At September 27, 2008 and September 29, 2007, the Company had pre-tax deferred gains of $229 million and $114 million, respectively, and pre-tax deferred losses of $96 million and $170 million, respectively, related to cash flow hedges on forecasted foreign currency transactions.

Deferred amounts to be recognized in earnings will change with market conditions and will be substantially offset by changes in the value of the related hedged transactions. Pre-tax net deferred gains recorded in AOCI for contracts that will mature in the next twelve months totaled $25 million. The Company reclassified after-tax gains of $125 million and losses of $34 million from AOCI to earnings during fiscal 2008 and 2007, respectively. These gains and losses were offset by changes in the U.S. dollar equivalent value of the items being hedged.

During fiscal 2008 and 2007, the Company recorded the change in fair market value related to hedges for foreign currency assets and liabilities, realized gains and losses from cash flow hedges and the ineffectiveness related to cash flow hedges to earnings. The amounts of hedge ineffectiveness on cash flow hedges were not material for fiscal 2008, fiscal 2007 and fiscal 2006. The total impact of foreign exchange risk management activities on operating income in 2008, 2007 and 2006 were losses of $224 million, $139 million, and $27 million, respectively. The net losses from these hedges offset changes in the U.S. dollar equivalent value of the related exposures being hedged.

Fair Value of Financial Instruments

At September 27, 2008 and September 29, 2007, the Company’s financial instruments included cash, cash equivalents, investments, receivables, accounts payable, borrowings, and interest rate and foreign exchange risk management contracts.

At September 27, 2008 and September 29, 2007, the fair values of cash and cash equivalents, receivables and accounts payable approximated the carrying values. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on broker quotes or quoted market prices or interest rates for the same or similar instruments and the related carrying amounts are as follows:

	2008		2007
Asset/(Liability)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Investments	$74	$74	$101	$101
Borrowings	(14,639)	(14,848)	(15,172)	(15,594)
Risk management contracts:
Foreign exchange forwards	$59	$59	$(85)	$(85)
Foreign exchange options	106	106	46	46
Interest rate swaps	85	85	25	25
Cross-currency swaps	(26)	(26)	—	—

Credit Concentrations

The Company continually monitors its positions with, and the credit quality of, the financial institutions that are counterparties to its financial instruments and does not anticipate nonperformance by the counterparties with the exception of a $91 million settlement default by Lehman Brothers Commercial Corporation that occurred in September 2008. The Company is pursuing collection of this amount, but has fully reserved the amount.

The Company would not realize a material loss, based on the fair value of its derivative financial instruments as of September 27, 2008, in the event of nonperformance by any single derivative counterparty. The Company enters into transactions only with derivative counterparties that have a credit rating of A- or better. The Company’s current policy regarding agreements with derivative counterparties is generally to require collateral in the event credit ratings fall below A- or in the event aggregate exposures exceed limits as defined by contract. In addition, the Company limits the amount of investment credit exposure with any one institution.

The Company does not have material cash and cash equivalent balances with financial institutions that have a credit rating of less than A-. As of September 27, 2008 and September 29, 2007, the Company had balances with three financial institutions that aggregated to 63% and 53% of cash and cash equivalents, respectively.

The Company’s trade receivables and investments do not represent a significant concentration of credit risk at September 27, 2008 due to the wide variety of customers and markets into which the Company’s products are sold, their dispersion across geographic areas, and the diversification of the Company’s portfolio among issuers.

14	Commitments and Contingencies

Commitments

The Company has various contractual commitments for broadcast rights for sports, feature films and other programming, aggregating approximately $22.8 billion, including approximately $1.0 billion for available programming as of September 27, 2008, and approximately $19.3 billion related to sports programming rights, primarily NFL, NBA, NASCAR, MLB and college sports.

The Company has entered into operating leases for various real estate and equipment needs, including retail outlets and distribution centers for consumer products, broadcast equipment, and office space for general and administrative purposes. Rental expense for the operating leases during 2008, 2007, and 2006, including common-area maintenance and contingent rentals, was $550 million, $482 million, and $455 million, respectively.

The Company also has contractual commitments for the construction of two new cruise ships, creative talent and employment agreements and unrecognized tax benefits. Creative talent and employment agreements include obligations to actors, producers, sports personnel, television and radio personalities, and executives.

Contractual commitments for broadcast programming rights, future minimum lease payments under non-cancelable operating leases, and creative talent and other commitments totaled $29.9 billion at September 27, 2008, payable as follows:

	Broadcast Programming	Operating Leases	Other	Total
2009	$4,765	$392	$1,195	$6,352
2010	3,209	351	842	4,402
2011	3,058	305	1,137	4,500
2012	2,901	265	975	4,141
2013	2,947	198	111	3,256
Thereafter	5,885	619	695	7,199

	$22,765	$2,130	$4,955	$29,850

The Company has certain non-cancelable capital leases primarily for land and broadcast equipment, which had gross carrying values of $423 million and $465 million at September 27, 2008 and September 29, 2007, respectively. Accumulated amortization primarily for broadcast equipment under capital lease totaled $114 million and $127 million at September 27, 2008 and September 29, 2007, respectively. Future payments under these leases as of September 27, 2008 are as follows:

2009	$ 37
2010	35
2011	36
2012	35
2013	34
Thereafter	605

Total minimum obligations	$ 782
Less amount representing interest	(524)

Present value of net minimum obligations	258
Less current portion	(17)

Long-term portion	$ 241

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

The Company has also guaranteed certain bond issuances by the Anaheim Public Authority that were used by the City of Anaheim to finance construction of infrastructure and a public parking facility adjacent to the Disneyland Resort. Revenues from sales, occupancy and property taxes from the Disneyland Resort and non-Disney hotels are used by the City of Anaheim to repay the bonds. In the event of a debt service shortfall, the Company will be responsible to fund the shortfall. As of September 27, 2008, the remaining debt service obligation guaranteed by the Company was $380 million, of which $100 million was principal. To the extent that tax revenues exceed the debt service payments in subsequent periods, the Company would be reimbursed for any previously funded shortfalls.

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

On October 19, 2006, the parties stipulated to SSI’s filing its Fourth Amended Answer and Counterclaims (Fourth Amended Answer) seeking (a) to invalidate the Hunt termination notice, (b) to terminate the Company’s rights vis-à-vis SSI, and (c) damages in excess of two billion dollars, among other relief. That stipulation also provided that Hunt and the Company need not respond to the Fourth Amended Answer until the conclusion of two events: the state court appeal in Stephen Slesinger, Inc. v. The Walt Disney Company, and the trial in the District Court on the validity of the Hunt termination notice. SSI then sought to withdraw both the Fourth Amended Answer and its stipulation, but on November 3, 2006, the District Court denied that request. SSI’s motion for summary judgment on the validity of Hunt’s 2002 attempt to recapture E. H. Shepard’s rights was granted on February 15, 2007, and thereafter, on March 27, 2007, the District Court dismissed as moot all claims against Hunt and three of SSI’s counterclaims against the Company related to the Company’s agreements with Milne and Hunt concerning the termination and disposition of their rights. On January 3, 2008, the California Supreme Court denied SSI’s petition for review in the state court action, whereupon on April 21, 2008, the Company moved for summary judgment on all of SSI’s claims in the District Court action. On June 3, 2008, the District Court ordered further briefing on the issue of whether SSI’s misconduct in the state court action warrants dismissal of all of its claims in the District Court, and then on July 29, 2008, the District Court referred the summary judgment motion to a Special Master who will issue findings and recommendations on the preclusion and termination issues raised by the motion.

Relatedly, on December 4, 2006, August 22, 2007, and February 8, April 18, August 27, 2008, and October 31, 2008, SSI initiated proceedings in the United States Patent and Trademark Office (PTO) seeking cancellation of certain Winnie the Pooh trademark registrations and opposing applications for other Winnie the Pooh trademarks. The PTO has suspended all the proceedings on the grounds that the relief sought is effectively duplicative of that sought in the Fourth Amended Answer. Also, on April 18 and October 16, 2008, SSI initiated actions before the Canadian Intellectual Property Office (“CIPO”) opposing applications for certain Winnie the Pooh trademarks. On September 4, 2008, the Company filed an answer to the April 18 action before the CIPO, denying SSI’s claims.

The Company, together with, in some instances, certain of its directors and officers, is a defendant or co-defendant in various other legal actions involving copyright, breach of contract and various other claims incident to the conduct of its businesses. Management does not expect the Company to suffer any material liability by reason of such actions.

QUARTERLY FINANCIAL SUMMARY

(In millions, except per share data)

(unaudited)	Q1	Q2	Q3	Q4
2008 (1)(2)
Revenues	$10,452	$8,710	$9,236	$9,445
Income from continuing operations	1,250	1,133	1,284	760
Net income	1,250	1,133	1,284	760
Earnings per share from continuing operations:
Diluted	$0.63	$0.58	$0.66	$0.40
Basic	0.66	0.60	0.68	0.41
Earnings per share:
Diluted	$0.63	$0.58	$0.66	$0.40
Basic	0.66	0.60	0.68	0.41

2007 (1)(3)(4)
Revenues	$9,581	$7,954	$9,045	$8,930
Income from continuing operations	1,676	919	1,196	883
Net income	1,701	931	1,178	877
Earnings per share from continuing operations:
Diluted	$0.78	$0.43	$0.58	$0.44
Basic	0.81	0.45	0.60	0.46
Earnings per share:
Diluted	$0.79	$0.44	$0.57	$0.44
Basic	0.83	0.46	0.59	0.45

(1)

Results for the fourth quarter of fiscal 2008 include a bad debt charge for a receivable from Lehman Brothers ($0.03 per diluted share). The fourth quarter of fiscal 2007 included favorable resolutions of certain prior-year income tax matters ($0.02 per diluted share).

(2)

Results for the third quarter of fiscal 2008 include an accounting gain related to the acquisition of the Disney Stores North America and a gain on the sale of movies.com (together $0.01 per diluted share) and favorable resolutions of certain prior-year income tax matters ($0.03 per diluted share).

(3)

Results for the first quarter of fiscal 2007 include gains from the sales of E! Entertainment and Us Weekly ($0.31 per diluted share) and an equity-based compensation plan modification charge ($0.01 per diluted share).

(4)

During fiscal 2007, the Company concluded the spin-off of the ABC Radio business and now reports ABC Radio as discontinued operations for all periods presented (see Note 3 to the Consolidated Financial Statements for further discussion).