Form 10-Q
period 2008-12-27
WALT DISNEY CO/
filed 2009-02-03
CIK 1001039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended	Commission File Number 1-11605
December 27, 2008

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

Large accelerated filer	X	Accelerated filer

Non-accelerated filer (Do not check if a smaller reporting company)		Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes              No  X

There were 1,856,334,612 shares of common stock outstanding as of January 30, 2009.

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

THE WALT DISNEY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited; in millions, except per share data)

	Quarter Ended
	December 27, 2008	December 29, 2007
Revenues	$9,599	$10,452

Costs and expenses	(8,382)	(8,419)

Other income	114	—

Net interest expense	(139)	(123)

Equity in the income of investees	147	123

Income before income taxes and minority interests	1,339	2,033

Income taxes	(488)	(759)

Minority interests	(6)	(24)

Net income	$845	$1,250

Earnings per share:
Diluted	$0.45	$0.63

Basic	$0.46	$0.66

Weighted average number of common and common equivalent shares outstanding:
Diluted	1,872	1,989

Basic	1,852	1,904

See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited; in millions, except per share data)

	December 27, 2008	September 27, 2008
ASSETS
Current assets
Cash and cash equivalents	$3,795	$3,001
Receivables	6,106	5,373
Inventories	1,174	1,124
Television costs	708	541
Deferred income taxes	1,024	1,024
Other current assets	665	603

Total current assets	13,472	11,666
Film and television costs	5,582	5,394
Investments	1,674	1,563
Parks, resorts and other property, at cost
Attractions, buildings and equipment	31,407	31,493
Accumulated depreciation	(16,434)	(16,310)

	14,973	15,183
Projects in progress	1,167	1,169
Land	1,165	1,180

	17,305	17,532
Intangible assets, net	2,404	2,428
Goodwill	22,392	22,151
Other assets	2,072	1,763

	$64,901	$62,497

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and other accrued liabilities	$6,638	$5,980
Current portion of borrowings	3,771	3,529
Unearned royalties and other advances	2,195	2,082

Total current liabilities	12,604	11,591
Borrowings	12,232	11,110
Deferred income taxes	2,380	2,350
Other long-term liabilities	3,770	3,779
Minority interests	1,260	1,344
Commitments and contingencies
Shareholders’ equity
Preferred stock, $.01 par value
Authorized – 100 million shares, Issued – none	—	—
Common stock, $.01 par value
Authorized – 3.6 billion shares, Issued – 2.6 billion shares	26,662	26,546
Retained earnings	28,575	28,413
Accumulated other comprehensive income (loss)	77	(81)

	55,314	54,878

Treasury stock, at cost, 780.3 million shares at December 27, 2008 and 777.1 million shares at September 27, 2008	(22,659)	(22,555)

	32,655	32,323

	$64,901	$62,497

See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in millions)

	Quarter Ended
	December 27, 2008	December 29, 2007
OPERATING ACTIVITIES
Net income	$845	$1,250
Depreciation and amortization	396	385
Gain on sale of equity investment	(114)	—
Deferred income taxes	(24)	(31)
Equity in the income of investees	(147)	(123)
Cash distributions received from equity investees	87	119
Minority interests	6	24
Net change in film and television costs	(245)	216
Equity-based compensation	114	103
Other	31	(4)
Changes in operating assets and liabilities:
Receivables	(779)	(1,990)
Inventories	(18)	(34)
Other assets	16	(17)
Accounts payable and other accrued liabilities	(325)	188
Income taxes	419	576

Cash provided by operations	262	662

INVESTING ACTIVITIES
Investments in parks, resorts and other property	(291)	(249)
Proceeds from sale of equity investments	185	—
Acquisitions	(475)	(17)
Other	3	(58)

Cash used in investing activities	(578)	(324)

FINANCING ACTIVITIES
Commercial paper borrowings, net	687	(402)
Borrowings	1,096	854
Reduction of borrowings	(579)	(117)
Repurchases of common stock	(104)	(1,045)
Exercise of stock options and other	10	116

Cash provided/(used) by financing activities	1,110	(594)

Increase/(decrease) in cash and cash equivalents	794	(256)
Cash and cash equivalents, beginning of period	3,001	3,670

Cash and cash equivalents, end of period	$3,795	$3,414

See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

1.	Principles of Consolidation

These Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, normal recurring adjustments considered necessary for a fair presentation have been reflected in these Condensed Consolidated Financial Statements. Operating results for the quarter ended December 27, 2008 are not necessarily indicative of the results that may be expected for the year ending October 3, 2009. Certain reclassifications have been made in the prior year financial statements to conform to the current year presentation.

These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended September 27, 2008.

In December 1999, DVD Financing, Inc. (DFI), a subsidiary of Disney Vacation Development, Inc. and an indirect subsidiary of the Company, completed a receivables sale transaction that established a facility that permitted DFI to sell receivables arising from the sale of vacation club memberships on a periodic basis. In connection with this facility, DFI prepares separate financial statements, although its separate assets and liabilities are also consolidated in these financial statements. DFI’s ability to sell new receivables under this facility ended on December 4, 2008. (See Note 12 for further discussion of this facility in the Company’s disclosures related to FSP FAS 140-4 and FIN 46(R)-8)

The terms “Company,” “we,” “us,” and “our” are used in this report to refer collectively to the parent company and the subsidiaries through which our various businesses are actually conducted.

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

The Company has combined the operations and management of Disney Interactive Studios and the Walt Disney Internet Group into a new business unit, the Disney Interactive Media Group which creates and delivers Disney-branded entertainment and lifestyle content across interactive media platforms. The primary operating businesses of the Disney Interactive Media Group are Disney Interactive Studios, which produces video games for global distribution, and Disney Online, which produces web sites and online virtual worlds in the United States and internationally. The Disney Interactive Media Group also manages the Company’s Disney-branded mobile phone initiatives and provides technical infrastructure services to the Company’s non Disney-branded websites, such as ABC.com and ESPN.com, and to its Disney-branded e-commerce websites, principally Disneyshopping.com and Walt Disney Parks and Resorts Online. The Disney Interactive Media Group is reimbursed for the cost of providing these technical infrastructure services, and since these other websites that the Disney Interactive Media Group supports are managed within the Company’s other segments, the financial results of these websites are reported within the Company’s other segments rather than as part of the Disney Interactive Media Group.

Beginning with the first quarter fiscal 2009 financial statements, the Company is reporting the Disney Interactive Media Group along with certain new business initiatives as “Interactive Media” for segment reporting purposes. Previously, Disney Interactive Studios and the Walt Disney Internet Group

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

were reported in the Consumer Products and Media Networks segments, respectively, while the new business initiatives were reported in corporate and unallocated shared expenses. The new presentation aligns with how management reports and measures segment performance for internal management purposes.

	Quarter Ended
	December 27, 2008	December 29, 2007
Revenues (1) :
Media Networks	$3,903	$4,109
Parks and Resorts	2,665	2,772
Studio Entertainment	1,945	2,641
Consumer Products	773	654
Interactive Media	313	276

	$9,599	$10,452

Segment operating income (loss) (1) :
Media Networks	$655	$929
Parks and Resorts	382	505
Studio Entertainment	187	514
Consumer Products	265	287
Interactive Media	(45)	13

	$1,444	$2,248

(1)

Studio Entertainment segment revenues and operating income include an allocation of Consumer Products and Interactive Media revenues, which is meant to reflect royalties on sales of merchandise based on certain Studio film properties. Consumer Products and Interactive Media results exclude amounts allocated to Studio Entertainment. For the quarters ended December 27, 2008 and December 29, 2007, the intersegment revenue and operating income was $43 million and $44 million between Consumer Products and Studio Entertainment, respectively, and $9 million and $10 million between Interactive Media and Studio Entertainment, respectively.

A reconciliation of segment operating income to income before income taxes and minority interests is as follows:

	Quarter Ended
	December 27, 2008	December 29, 2007
Segment operating income	$1,444	$2,248
Corporate and unallocated shared expenses	(80)	(92)
Other income	114	—
Net interest expense	(139)	(123)

Income before income taxes and minority interests	$1,339	$2,033

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

3.	Acquisitions and Dispositions and Other Income

Acquisitions

In December 2008, the Company acquired an additional 26% interest in Jetix Europe N.V., a publicly traded pan-European kids entertainment company, for approximately $349 million (bringing our total ownership interest to over 99%). The Company intends to acquire the remaining outstanding shares through open-market purchases and statutory buy-out proceedings. The Company is in the process of finalizing its allocation of the purchase price to the assets acquired and liabilities assumed.

On October 11, 2008, the Company entered into an agreement with Media-One Holdings Limited to acquire a 49% ownership interest in Media-One TV, LLC (Media-One TV) for approximately $233 million. Consummation of the transaction is subject to receipt of regulatory approval from Russian governmental authorities. If such approval is obtained, the joint venture plans to launch a predominately free-to-air Disney branded television channel on 30 stations throughout Russia that are currently owned and operated by Media-One TV. The Company expects to provide programming, marketing and content acquisition support while Media-One TV would provide local market operating and advertising experience.

On May 9, 2008, the Company acquired an 18% interest (bringing its fully diluted interest to 32%) in UTV Software Communications Limited (UTV), a media company headquartered and publicly traded in India, for approximately $197 million. In accordance with Indian securities regulations, the Company was required to make an open tender offer to purchase up to an additional 23% of UTV’s voting shares held by the public for a price equivalent to the May 9th Indian rupee purchase price. In November 2008, the Company completed the open offer and acquired an incremental 23% of UTV’s voting shares for approximately $138 million. Due to the change in the exchange rate between the US dollar and the Indian rupee from May to November, the dollar price per share was lower in November as compared to May. UTV’s founder has a four year option to buy all or a portion of the shares acquired during the open offer period at a price no less than the Company’s open offer price or the then trading price, capped at a 10% annual return. The Company does not have the right to vote the shares subject to the option until the expiration of the option and accordingly the Company’s ownership interest in voting shares is 48%. In addition to the acquisition of UTV, on August 5, 2008, the Company invested $28 million in a UTV subsidiary, UTV Global Broadcasting Limited, (along with UTV, “the UTV Group”). The UTV Group is accounted for under the equity method.

As of December 27, 2008, the Company’s combined carrying value of the UTV Group was $371 million. Due to a recent decline in UTV’s publicly traded stock price, the market value of the Company’s shares of UTV has declined to approximately $111 million. Given the short duration of the decline and other indicators of value including projected future cash flows along with the fact that UTV’s performance to date has been consistent with our expectations, the Company does not believe that it is appropriate to recognize an impairment at this time. However, the Company will continue to monitor and evaluate its investment in UTV and the performance of the underlying business.

On August 1, 2007, the Company acquired all of the outstanding shares of Club Penguin Entertainment, Inc. (Club Penguin), a Canadian company that operates clubpenguin.com, an online virtual world for children. The purchase price included upfront cash consideration of approximately $350 million and additional consideration of up to $350 million payable if Club Penguin achieved predefined earnings targets in calendar years 2008 and 2009. There have been no additional payments of consideration for Club Penguin and remaining additional consideration of $175 million is potentially payable based on calendar year 2009 results.

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

Dispositions

On December 22, 2008, the Company sold our investment in two pay television services in Latin America, for approximately $185 million, resulting in a pre-tax gain of $114 million reported in “Other income” in the Condensed Consolidated Statements of Income.

4.	Borrowings

During the quarter ended December 27, 2008, the Company’s borrowing activity was as follows:

	September 27, 2008	Additions	Payments	Other Activity	December 27, 2008
Commercial paper borrowings	$1,985	$687	$—	$—	$2,672
U.S. medium-term notes	7,005	1,000	(125)	(9)	7,871
European medium-term notes	318	—	—	28	346
Capital Cities/ABC debt	178	—	—	(1)	177
Film financing	248	95	(47)	7	303
Other (1)	1,199	1	(2)	216	1,414
Euro Disney borrowings (2)	2,457	—	(30)	(101)	2,326
Hong Kong Disneyland borrowings (3)	1,249	—	(375)	20	894

Total	$14,639	$1,783	$(579)	$160	$16,003

(1)	The other activity is primarily market value adjustments for debt with qualifying hedges.
(2)	The other activity is primarily the impact of foreign currency translation as a result of the strengthening of the U.S. dollar against the Euro.
(3)	During the quarter, Hong Kong Disneyland borrowed funds from the Company that were used to repay Hong Kong Disneyland’s commercial term loan and revolving credit facility.

5.	Euro Disney and Hong Kong Disneyland

The Company has a 51% effective ownership interest in the operations of Euro Disney and a 43% ownership interest in the operations of Hong Kong Disneyland which are both consolidated in the Company’s financial statements.

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

The following table presents a condensed consolidating balance sheet for the Company as of December 27, 2008, reflecting the impact of consolidating the balance sheets of Euro Disney and Hong Kong Disneyland.

	Before Euro Disney and Hong Kong Disneyland Consolidation	Euro Disney, Hong Kong Disneyland and Adjustments	Total
Cash and cash equivalents	$3,282	$513	$3,795
Other current assets	9,393	284	9,677

Total current assets	12,675	797	13,472
Investments	2,684	(1,010)	1,674
Fixed assets	12,771	4,534	17,305
Other assets	32,399	51	32,450

Total assets	$60,529	$4,372	$64,901

Current portion of borrowings	$3,649	$122	$3,771
Other current liabilities	8,331	502	8,833

Total current liabilities	11,980	624	12,604
Borrowings	9,134	3,098	12,232
Deferred income taxes and other long-term liabilities	5,977	173	6,150
Minority interest	783	477	1,260
Shareholders’ equity	32,655	—	32,655

Total liabilities and shareholders’ equity	$60,529	$4,372	$64,901

The following table presents a condensed consolidating income statement of the Company for the quarter ended December 27, 2008, reflecting the impact of consolidating the income statements of Euro Disney and Hong Kong Disneyland.

	Before Euro Disney and Hong Kong Disneyland Consolidation	Euro Disney, Hong Kong Disneyland and Adjustments	Total
Revenues	$9,068	$531	$9,599
Cost and expenses	(7,888)	(494)	(8,382)
Other income	114	—	114
Net interest expense	(98)	(41)	(139)
Equity in the income of investees	149	(2)	147

Income before income taxes and minority interests	1,345	(6)	1,339
Income taxes	(488)	—	(488)
Minority interests	(12)	6	(6)

Net income	$845	$—	$845

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

The following table presents a condensed consolidating cash flow statement of the Company for the quarter ended December 27, 2008, reflecting the impact of consolidating the cash flow statements of Euro Disney and Hong Kong Disneyland.

	Before Euro Disney and Hong Kong Disneyland Consolidation	Euro Disney, Hong Kong Disneyland and Adjustments	Total
Cash provided (used) by operations	$365	$(103)	$262
Investments in parks, resorts and other property	(278)	(13)	(291)
Other investing activities	(628)	341	(287)
Cash provided (used) by financing activities	1,515	(405)	1,110

Increase / (decrease) in cash and cash equivalents	974	(180)	794
Cash and cash equivalents, beginning of period	2,308	693	3,001

Cash and cash equivalents, end of period	$3,282	$513	$3,795

6.	Pension and Other Benefit Programs

The components of net periodic benefit cost are as follows:

	Pension Plans		Postretirement Medical Plans
	Quarter Ended		Quarter Ended
	December 27, 2008	December 29, 2007	December 27, 2008	December 29, 2007
Service cost	$42	$45	$4	$5
Interest cost	90	81	18	16
Expected return on plan assets	(93)	(89)	(6)	(6)
Recognized net actuarial (gain) loss	1	9	(3)	—

Net periodic benefit cost	$40	$46	$13	$15

During the quarter ended December 27, 2008, the Company did not make any material contributions to its pension and post-retirement medical plans. The Company expects pension and post-retirement medical plan contributions in fiscal 2009 to range from $200 million to $300 million. However, final funding requirements for fiscal 2009 will be determined based on our funding actuarial valuation as of January 1, 2009 which will be completed later in the fiscal year. The Company may also make discretionary contributions above the minimum requirements.

The Company adopted the measurement provisions of SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FAS Statements No. 87, 88, 106, and 132(R) (SFAS 158). See Note 12 for the impact of adopting SFAS 158.

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

7.	Earnings Per Share

Diluted earnings per share amounts are based upon the weighted average number of common and common equivalent shares outstanding during the period and are calculated using the treasury stock method for equity-based compensation awards and assuming conversion of the Company’s convertible senior notes through the redemption date which occurred in the third quarter of fiscal 2008. Options excluded from the diluted earnings per share calculation as they were anti-dilutive were 138 million and 46 million shares for the quarters ended December 27, 2008 and December 29, 2007, respectively. A reconciliation of net income and weighted average number of common and common equivalent shares outstanding for calculating diluted earnings per share is as follows:

	Quarter Ended
	December 27, 2008	December 29, 2007
Net income	$845	$1,250
Interest expense on convertible senior notes (net of tax)	—	5

	$845	$1,255

Shares (in millions):
Weighted average number of common shares outstanding (basic)	1,852	1,904
Weighted average dilutive impact of equity-based compensation awards	20	40
Weighted average assumed conversion of convertible senior notes	—	45

Weighted average number of common and common equivalent shares outstanding (diluted)	1,872	1,989

8.	Shareholders’ Equity

The Company declared a $648 million dividend ($0.35 per share) on December 3, 2008, related to fiscal 2008, which was paid on January 20, 2009, to shareholders of record on December 15, 2008. The Company paid a $664 million dividend ($0.35 per share) during the second quarter of fiscal 2008 related to fiscal 2007.

During the quarter ended December 27, 2008, the Company repurchased 3 million shares for approximately $104 million. As of December 27, 2008, the Company had remaining authorization in place to repurchase approximately 180 million additional shares. The repurchase program does not have an expiration date.

The Company also has 1.0 billion shares of Internet Group Stock at $.01 par value authorized. No shares are issued or outstanding.

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

9.	Comprehensive Income

Comprehensive income (loss), net of tax, is as follows:

	Quarter Ended
	December 27, 2008	December 29, 2007
Net income	$845	$1,250
Market value adjustments for investments and hedges	91	11
Pension and postretirement medical adjustments	(1)	5
Foreign currency translation and other	(32)	2

Comprehensive income	$903	$1,268

Accumulated other comprehensive income (loss), net of tax, is as follows:

	December 27, 2008	September 27, 2008
Market value adjustments for investments and hedges	$169	$78
Foreign currency translation and other	105	137
Unrecognized pension and postretirement medical expense (1)	(197)	(296)

Accumulated other comprehensive income (loss)	$77	$(81)

(1)

Pursuant to the adoption of the measurement provisions of SFAS 158, the Company recorded a $100 million benefit to the opening balance of accumulated other comprehensive income (loss). See footnote 12 for further details on the impact of the adoption of SFAS 158.

10.	Equity-Based Compensation

The impact of stock options and restricted stock units (RSUs) on net income is as follows:

	Quarter Ended
	December 27, 2008	December 29, 2007
Stock option compensation expense	$62	$60
RSU compensation expense	52	43

Total equity-based compensation expense	$114	$103

Unrecognized compensation cost related to unvested stock options and RSUs totaled approximately $379 million and $407 million, respectively, as of December 27, 2008.

In January 2009, the Company made stock compensation grants, which included its regular annual grant, consisting of 14 million stock options and 15 million RSUs, of which 3 million RSUs included market and/or performance conditions.

The weighted average grant date fair values of options issued during the quarters ended December 27, 2008, and December 29, 2007, were $7.80 and $9.96, respectively.

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

Contractual Guarantees

The Company has guaranteed certain bond issuances by the Anaheim Public Authority that were used by the City of Anaheim to finance construction of infrastructure and a public parking facility adjacent to the Disneyland Resort. Revenues from sales, occupancy and property taxes from the Disneyland Resort and non-Disney hotels are used by the City of Anaheim to repay the bonds. In the event of a debt service shortfall, the Company is responsible for satisfying the shortfall. As of December 27, 2008, the remaining debt service obligation guaranteed by the Company was $380 million, of which $100 million was principal. To the extent that subsequent tax revenues exceed the debt service payments, the Company would be reimbursed for any shortfalls it funded. To date, tax revenues have exceeded the debt service payments for the Anaheim bonds.

ESPN STAR Sports, a joint-venture in which ESPN owns a 50% equity interest, has an agreement for global programming rights to International Cricket Council events from 2007 through 2015. Under the terms of the agreement, ESPN and the other joint-venture partner have jointly guaranteed the programming rights obligation of $1.0 billion over the remaining term of the agreement.

Accounts Receivable Risk

In light of the recent turmoil in the domestic and global economy, our estimates and judgments with respect to the collectibility of our receivables have become subject to greater uncertainty than in more stable periods.

12.	New Accounting Pronouncements

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

SFAS 141R

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, Business Combinations (SFAS 141R). SFAS 141R establishes principles and requirements for determining how an

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration, and certain acquired contingencies. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R will be applicable prospectively to business combinations beginning in the Company’s 2010 fiscal year.

SFAS 160

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51 (SFAS 160). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary. SFAS 160 also requires that upon the deconsolidation of a subsidiary, a retained noncontrolling interest be initially measured at its fair value. SFAS 160 is effective for the Company’s 2010 fiscal year. Upon adoption of SFAS 160, the Company will be required to report its noncontrolling interests as a separate component of shareholders’ equity. The Company will also be required to present net income allocable to the noncontrolling interests and net income attributable to the shareholders of the Company separately in its consolidated statements of income. Currently, noncontrolling interests (minority interests) are reported between liabilities and shareholders’ equity in the Company’s statement of financial position and the related income attributable to minority interests is reflected as an expense in arriving at net income. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 are to be applied prospectively.

SFAS 159

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 gives the Company the irrevocable option to carry most financial assets and liabilities at fair value, with changes in fair value recognized in earnings. The Company adopted SFAS 159 at the beginning of fiscal year 2009. The Company did not elect to account for any of its financial assets and liabilities using the fair value option and accordingly, the adoption did not have a material impact on the Company’s financial statements.

SFAS 158

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS 158). This statement requires recognition of the overfunded or underfunded status of defined benefit pension and other postretirement plans as an asset or liability in the statement of financial position and changes in that funded status to be recognized in comprehensive income in the year in which the changes occur. SFAS 158 also requires measurement of the funded status of a plan as of the end of the fiscal year. The Company adopted the recognition provisions of SFAS 158 in fiscal year 2007 which resulted in a $261 million charge to accumulated other comprehensive income. The Company adopted the measurement date provisions by remeasuring plan assets and benefit obligations at the beginning of fiscal 2009. Adoption of the measurement date provisions resulted in a reduction of $35 million to retained earnings and a $100 million benefit to accumulated other comprehensive income (loss).

Key assumptions used for the measurements at the beginning of fiscal 2009 were 7.80% for the discount rate, 7.50% for the rate of return on plan assets, and 5.00% for salary increases. Based on this measurement of plan assets and benefit obligations, pension and postretirement medical costs will decrease to approximately $214 million in fiscal 2009 compared to $255 million for fiscal 2008. The decrease in pension and postretirement medical expense was primarily due to an increase in the discount rate used to measure the present value of plan obligations.

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

FSP FAS 140-4 and FIN 46(R)-8

In December 2008, the FASB issued FASB Staff Position No. FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (FSP 140-4). FSP 140-4 requires disclosure about transfers of financial assets.

Through December 4, 2008, the Company sold mortgage receivables arising from the sales of its vacation ownership units under a receivable purchase facility that expired on December 4, 2008 and was not renewed. The Company sold $17 million and $41 million of mortgage receivables during the three months ended December 27, 2008, and December 29, 2007, which resulted in immaterial gains.

The Company continues to service the sold receivables and has a residual interest in those receivables. As of December 27, 2008, the outstanding principal amount for sold mortgage receivables was $476 million and the carrying value of the Company’s residual interest, which is recorded in other long-term assets, was $96 million.

The Company also provides a letter of credit in support of the outstanding balance of the sold mortgage receivables which the mortgage receivables acquirer may draw on in the event of losses under the facility. The Company’s maximum exposure under this letter of credit is equal to approximately 17% of the outstanding principal balance. The Company maintains a reserve for estimated credit losses under the facility.

The Company repurchases defaulted mortgage receivables at their outstanding balance. The Company did not make material repurchases in the three months ended December 27, 2008 or December 29, 2007. The Company generally has been able to sell the repurchased vacation ownership units for amounts that exceed their carrying value.

13.	Fair Value Measurements

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

The Company adopted SFAS 157 at the beginning of fiscal 2009 for fair value measurements of financial instruments and fair value measurements of non-financial assets and liabilities made on a recurring basis. Pursuant to the provisions of FASB Staff Position 157-2, the Company will not apply the provisions of SFAS 157 to non-financial assets and liabilities measured on a non-recurring basis until fiscal 2010. The Company does not expect the adoption of SFAS 157 for nonrecurring fair value measurements of nonfinancial assets and liabilities will have a material impact on its financial statements.

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

SFAS 157 defines fair value as the amount that would be received for selling an asset or paid to transfer a liability in an orderly transaction between market participants and requires that assets and liabilities carried at fair value are classified and disclosed in the following three categories:

•	Level 1 - Quoted prices for identical instruments in active markets

•

Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets

•	Level 3 – Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable

The Company’s assets and liabilities measured at fair value on a recurring basis are summarized in the following table by the type of inputs applicable to the fair value measurements.

	Fair Value Measurements at December 27, 2008
Description	Total as of December 27, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments	$68	$10	$55	$3
Derivatives	757	—	661	96
Liabilities
Derivatives	(119)	—	(119)	—
Other	(14)	—	—	(14)

Total	$692	$10	$597	$85

The fair value of Level 1 investments are determined by using publicly quoted market prices in active markets. The fair value of Level 2 investments are primarily determined by reference to market prices based on recent trading activity and other relevant information including pricing for similar securities as determined by third-party pricing services.

The fair values of Level 2 derivatives, which consist of interest rate and foreign currency hedges, are primarily determined based on the present value of future cash flows using internal models and third-party pricing services with observable inputs, including interest rates, yield curves and foreign currency exchange rates. Counterparty credit risk, which is mitigated by the existence of master netting agreements and collateral posting arrangements with certain counterparties, did not have a material impact on derivative fair value estimates. Level 3 derivatives consist of our residual interests in securitized vacation ownership mortgage receivables and are determined using a discounted cash flow model that considers estimated interest rates, discount rates, prepayment, and defaults. There were no material changes in Level 3 derivatives from September 28, 2008 to December 27, 2008.

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

Overview

Seasonality

Business Segment Results

Other Financial Information

Financial Condition

Commitments and Contingencies

Other Matters

Market Risk

OVERVIEW

Our summary consolidated results are presented below:

	Quarter Ended
(in millions, except per share data)	December 27, 2008	December 29, 2007
Revenues	$9,599	$10,452
Costs and expenses	(8,382)	(8,419)
Other income	114	—
Net interest expense	(139)	(123)
Equity in the income of investees	147	123

Income before income taxes and minority interests	1,339	2,033
Income taxes	(488)	(759)
Minority interests	(6)	(24)

Net income	$845	$1,250

Diluted earnings per share	$0.45	$0.63

Quarter Results

Diluted earnings per share decreased 29% for the quarter due primarily to lower operating results, partially offset by a gain on the sale of our investment in two pay television services in Latin America which resulted in a benefit of $0.04 per diluted share. Lower operating results reflected decreased DVD unit sales due to the strong performance in the prior-year quarter of Pirates of the Caribbean: At World’s End and High School Musical 2 and a decrease in catalog sales, lower advertising revenues at the ABC Television Network, ESPN and the owned television stations and decreased attendance and occupancy at our domestic parks. These decreases were partially offset by higher revenues from cable, satellite and telecommunications service providers (Cable Service Providers), principally at ESPN and lower broadcast programming and production cost amortization.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

SEASONALITY

The Company’s businesses are subject to the effects of seasonality. Consequently, the operating results for the quarter ended December 27, 2008 for each business segment, and for the Company as a whole, are not necessarily indicative of results to be expected for the full year.

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

Consumer Products revenues are influenced by seasonal consumer purchasing behavior and by the timing and performance of theatrical releases and cable programming broadcasts.

Interactive Media revenues fluctuate due to the timing and performance of video game releases which are determined by several factors, including theatrical releases and cable programming broadcasts, competition and the timing of holiday periods. Revenues from our internet and mobile operations are not subject to significant seasonal trends.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

BUSINESS SEGMENT RESULTS

The Company evaluates the performance of its operating segments based on segment operating income, which is shown below along with segment revenues:

	Quarter Ended
(in millions)	December 27, 2008	December 29, 2007
Revenues:
Media Networks	$3,903	$4,109
Parks and Resorts	2,665	2,772
Studio Entertainment	1,945	2,641
Consumer Products	773	654
Interactive Media	313	276

	$9,599	$10,452

Segment operating income:
Media Networks	$655	$929
Parks and Resorts	382	505
Studio Entertainment	187	514
Consumer Products	265	287
Interactive Media	(45)	13

	$1,444	$2,248

The following table reconciles segment operating income to income before income taxes and minority interests:

	Quarter Ended
(in millions)	December 27, 2008	December 29, 2007
Segment operating income	$1,444	$2,248
Corporate and unallocated shared expenses	(80)	(92)
Other income	114	—
Net interest expense	(139)	(123)

Income before income taxes and minority interests	$1,339	$2,033

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Depreciation expense is as follows:

	Quarter Ended
(in millions)	December 27, 2008	December 29, 2007
Media Networks
Cable Networks	$24	$22
Broadcasting	22	21

Total Media Networks	46	43

Parks and Resorts
Domestic	205	198
International	79	82

Total Parks and Resorts	284	280

Studio Entertainment	12	9
Consumer Products	6	4
Interactive Media	3	5
Corporate	32	30

Total depreciation expense	$383	$371

Media Networks

The following table provides supplemental revenue and segment operating income detail for the Media Networks segment:

	Quarter Ended
(in millions)	December 27, 2008	December 29, 2007	Change
Revenues:
Cable Networks	$2,452	$2,412	2%
Broadcasting	1,451	1,697	(14)%

	$3,903	$4,109	(5)%

Segment operating income:
Cable Networks	$517	$586	(12)%
Broadcasting	138	343	(60)%

	$655	$929	(29)%

Revenues

Media Networks revenues decreased 5%, or $206 million, to $3.9 billion, consisting of a 2% increase, or $40 million, at the Cable Networks and a 14% decrease, or $246 million, at Broadcasting.

Increased Cable Networks revenues were due to growth of $111 million from Cable Service Providers, partially offset by decreases of $55 million in advertising revenues and $16 million in other revenues. Revenues from Cable Service Providers are generally derived from fees charged on a per subscriber basis, and the increase in the current quarter was due to contractual rate increases and, to a lesser extent, subscriber growth primarily at ESPN. Lower advertising revenue reflected a decrease in sold inventory, partially offset by higher rates. The decrease in other revenues was driven by lower DVD sales reflecting the success of High School Musical 2 in the prior-year quarter, partially offset by miscellaneous other revenue increases.

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

Decreased Broadcasting revenues were primarily due to lower advertising revenue at the ABC Television Network and at the owned television stations. The decrease in advertising revenues at the ABC Television Network was driven by lower primetime ratings.

Costs and Expenses

Costs and expenses at Media Networks, which consist primarily of programming rights costs, production costs, participation costs, distribution and marketing expenses, labor costs, and general and administrative costs, increased 2%, or $78 million, reflecting a 6% increase, or $119 million, at the Cable Networks, and a 3% decrease, or $41 million, at Broadcasting. The increase at Cable Networks was driven by an increase at ESPN primarily due to higher NFL programming costs and higher general and administrative costs. The decrease at Broadcasting was primarily due to lower programming costs at the ABC Television Network due to a lower cost mix of programming including a shift of hours from primetime to news, partially offset by a bad debt charge in connection with the bankruptcy of a syndication customer.

Segment Operating Income

Segment operating income decreased 29%, or $274 million, to $655 million for the quarter due to a decrease of 12%, or $69 million, at the Cable Networks and a decrease of 60%, or $205 million, at Broadcasting. The decrease at the Cable Networks was primarily due to decreases at the domestic Disney Channels and at ESPN. The decrease at Broadcasting was primarily due to lower primetime advertising revenue at the ABC Television Network and at the owned television stations, and a bad debt charge in connection with the bankruptcy of a syndication customer, partially offset by lower programming and development costs.

Parks and Resorts

Revenues

Parks and Resorts revenues decreased 4%, or $107 million, to $2.7 billion due to decreases of $69 million at our domestic operations and $38 million at our international operations.

Domestic Operations

At our domestic operations, decreased revenue was primarily due to lower attendance and occupancy, partially offset by higher vacation club ownership sales at Disney Vacation Club.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

The following table presents attendance, per capita theme park guest spending and hotel statistics for our domestic properties:

	East Coast		West Coast		Total Domestic
	Quarter Ended		Quarter Ended		Quarter Ended
	December 27, 2008	December 29, 2007	December 27, 2008	December 29, 2007	December 27, 2008	December 29, 2007
Parks
(Increase/decrease)
Attendance	(5)%	4%	(6)%	1%	(5)%	3%
Per Capita Guest Spending	1%	3%	(3)%	2%	—%	3%
Hotels (1)
Occupancy	85%	89%	85%	91%	85%	89%
Available Room Nights (in thousands)	2,113	2,136	200	200	2,313	2,336
Per Room Guest Spending	$219	$218	$333	$321	$229	$227

(1)

Per room guest spending consists of the average daily hotel room rate as well as guest spending on food, beverage and merchandise at the hotels. Hotel statistics include rentals of Disney Vacation Club units.

International Operations

At our international operations, decreased revenue was due to a decline at Disneyland Resort Paris due to the unfavorable impact of foreign currency translation, as a result of the strengthening of the U.S. dollar against the Euro, and lower real estate sales, partially offset by an increase in attendance.

Costs and Expenses

Costs and expenses, which consist primarily of labor, depreciation, costs of merchandise, food and beverage sold, marketing and sales expense, repairs and maintenance and entertainment, increased 1%, or $16 million. The increase in costs and expenses was due to an increase at our domestic operations, partially offset by a decrease at Disneyland Resort Paris. Higher costs at our domestic operations reflected mark to market adjustments on fuel hedge contracts, labor and other cost inflation and higher cost of ownership sales at Disney Vacation Club, partially offset by cost mitigation activities. The decrease at Disneyland Resort Paris was primarily due to the favorable impact of foreign currency translation as a result of the strengthening of the U.S. dollar against the Euro and lower real estate cost of sales, partially offset by labor cost inflation and higher marketing and sales costs.

Segment Operating Income

Segment operating income decreased 24%, or $123 million, to $382 million due to decreases at the domestic operations and Disneyland Resort Paris.

Studio Entertainment

Revenues

Revenues decreased 26%, or $696 million, to $1.9 billion primarily due to a decrease of $516 million at worldwide home entertainment driven by a decline in DVD unit sales reflecting the strong performance of Pirates of the Caribbean: At World’s End, High School Musical 2, Ratatouille and Jungle Book Platinum Release in the prior-year quarter and lower catalog sales in the current quarter. Key current quarter releases included WALL-E, The Chronicles of Narnia: Prince Caspian and Tinker Bell.

Costs and Expenses

Costs and expenses, which consist primarily of production cost amortization, distribution and marketing expenses, product costs and participation costs decreased 17%, or $369 million, primarily due

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

to a decrease in worldwide home entertainment driven by lower amortization, distribution expenses, and participation costs as a result of decreased unit sales.

Segment Operating Income

Segment operating income decreased 64%, or $327 million, to $187 million primarily due to a decrease at worldwide home entertainment.

Consumer Products

Revenues

Revenues for the quarter increased 18%, or $119 million, to $773 million, primarily due to an increase of $114 million at our retail business due to the acquisition of the Disney Stores North America during the third quarter of fiscal 2008. At Merchandise Licensing, revenue was comparable to the prior-year quarter.

Costs and Expenses

Costs and expenses, which consist primarily of cost of sales, salaries and benefits, marketing, and occupancy, increased 38%, or $141 million, to $508 million, primarily due to an increase at our retail business driven by the acquisition of the Disney Stores North America as well as higher selling and administrative costs.

Operating Income

Segment operating income decreased 8%, or $22 million, to $265 million, driven by lower results at our retail business, including the absence of royalties from the former licensee for the Disney Stores North America, and higher selling and administrative costs.

Interactive Media

Revenues

Interactive Media revenues increased 13%, or $37 million, to $313 million primarily due to an increase of $23 million at Disney Interactive Studios.

The increase at Disney Interactive Studios was primarily due to higher video game unit volume driven by current quarter titles, which included High School Musical 3, Sing It and Bolt compared to the prior-year quarter, which included High School Musical and Hannah Montana.

Costs and Expenses

Costs and expenses, which consist primarily of video game and internet content development costs, product costs, distribution and marketing expenses, general and administrative costs, and technology infrastructure costs, increased 36%, or $95 million, to $358 million. The increase was primarily due to an increase in unit cost of sales and increased distribution and marketing costs at Disney Interactive Studios.

Operating Income

Segment operating income decreased $58 million to a loss of $45 million due to a decline at Disney Interactive Studios.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

OTHER FINANCIAL INFORMATION

Corporate and Unallocated Shared Expenses

Corporate and unallocated shared expenses decreased from $92 million to $80 million for the quarter due to an increase in allocation of costs to the business segments.

Net Interest Expense

Net interest expense is as follows:

(in millions)	Quarter Ended
	December 27, 2008	December 29, 2007	Change
Interest expense	$(168)	$(216)	(22)%
Interest and investment income	29	93	(69)%

Net interest expense	$(139)	$(123)	13%

The decrease in interest expense for the quarter was primarily due to lower effective interest rates.

Interest and investment income for the quarter decreased as the prior-year quarter included a gain on the sale of an investment and a recovery in connection with the Company’s leveraged lease investment with Delta Air Lines which had been written off previously.

Income Taxes

The effective income tax rate decreased 0.9 percentage points from 37.3% to 36.4% for the quarter. The decrease in the effective income tax rate was driven by increased benefits from Internal Revenue Code (IRC) Section 199 related to qualified domestic production activities.

Minority Interests

Minority interest expense decreased for the quarter due to the impact of lower performance at Disneyland Resort Paris and at ESPN. The minority interest impact is determined on income after royalties, financing costs and income taxes.

FINANCIAL CONDITION

The change in cash and cash equivalents is as follows:

(in millions)	Quarter Ended
	December 27, 2008	December 29, 2007	Change
Cash provided by operations	$262	$662	$(400)
Cash used in investing activities	(578)	(324)	(254)
Cash provided (used) by financing activities	1,110	(594)	1,704

Increase/(decrease) in cash and cash equivalents	$794	$(256)	$1,050

Operating Activities

Cash provided by operations decreased by $400 million to $262 million primarily due to lower segment operating results and higher net investment in film and television productions, partially offset by lower income tax payments.

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

The Company’s film and television production and programming activity for the quarters ended December 27, 2008 and December 29, 2007 are as follows:

	Quarter Ended
(in millions)	December 27, 2008	December 29, 2007
Beginning balances:
Production and programming assets	$5,935	$5,682
Programming liabilities	(1,108)	(1,210)

	4,827	4,472

Spending:
Film and television production	998	850
Broadcast programming	1,431	1,348

	2,429	2,198

Amortization:
Film and television production	(790)	(1,022)
Broadcast programming	(1,394)	(1,392)

	(2,184)	(2,414)

Change in film and television production and programming costs	245	(216)
Other non-cash activity	(24)	12

Ending balances:
Production and programming assets	6,290	5,632
Programming liabilities	(1,242)	(1,364)

	$5,048	$4,268

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Investing Activities

Cash used by investing activities during the quarter ended December 27, 2008 of $578 million included $291 million of investments in parks, resorts and other property and $475 million of acquisitions, partially offset by proceeds totaling $185 million from the sale of our investment in two pay television services in Latin America.

	Quarter Ended
(in millions)	December 27, 2008	December 29, 2007
Media Networks	$41	$29
Parks and Resorts
Domestic	169	133
International	13	43

Total Parks and Resorts	182	176

Studio Entertainment	54	25
Consumer Products	7	9
Interactive Media	6	3
Corporate	1	7

	$291	$249

The increase in capital expenditures for the quarter was primarily due to the expansion at Disney’s California Adventure and new production facilities at Studio Entertainment.

Financing Activities

Cash provided by financing activities during the quarter ended December 27, 2008 of $1.1 billion reflected net proceeds from borrowings.

During the quarter ended December 27, 2008, the Company’s borrowing activity was as follows:

(in millions)	September 27, 2008	Additions	Payments	Other Activity	December 27, 2008
Commercial paper borrowings	$1,985	$687	$–	$–	$2,672
U.S. medium-term notes	7,005	1,000	(125)	(9)	7,871
European medium-term notes	318	–	–	28	346
Capital Cities/ABC debt	178	–	–	(1)	177
Film financing	248	95	(47)	7	303
Other (1)	1,199	1	(2)	216	1,414
Euro Disney borrowings (2)	2,457	–	(30)	(101)	2,326
Hong Kong Disneyland borrowings (3)	1,249	–	(375)	20	894

Total	$14,639	$1,783	$(579)	$160	$16,003

(1)	The other activity is primarily market value adjustments for debt with qualifying hedges.
(2)	The other activity is primarily the impact of foreign currency translation as a result of the strengthening of the U.S. dollar against the Euro.
(3)	During the quarter, Hong Kong Disneyland borrowed funds from the Company that were used to repay Hong Kong Disneyland’s commercial term loan and revolving credit facility.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

The Company’s bank facilities as of December 27, 2008 were as follows:

(in millions)	Committed Capacity	Capacity Used	Unused Capacity
Bank facilities expiring 2010	$2,225	$–	$2,225
Bank facilities expiring 2011	2,225	242	1,983

Total	$4,450	$242	$4,208

These bank facilities allow for borrowings at LIBOR-based rates plus a spread, which depends on the Company’s public debt rating and can range from 0.175% to 0.75%. As of December 27, 2008, the Company had not borrowed under these bank facilities. The Company also has the ability to issue up to $800 million of letters of credit under the facility expiring in 2011, which if utilized, reduces available borrowings under this facility. As of December 27, 2008, $242 million of letters of credit had been issued under this facility.

The Company may use commercial paper borrowings up to the amount of its unused bank facilities, in conjunction with term debt issuance and operating cash flow, to retire or refinance other borrowings before or as they come due.

The Company declared a $648 million dividend ($0.35 per share) on December 3, 2008, related to fiscal 2008, which was paid on January 20, 2009, to shareholders of record on December 15, 2008. The Company paid a $664 million dividend ($0.35 per share) during the second quarter of fiscal 2008 related to fiscal 2007.

During the quarter ended December 27, 2008, the Company repurchased 3 million shares for approximately $104 million. As of December 27, 2008, the Company had remaining authorization in place to repurchase approximately 180 million additional shares. The repurchase program does not have an expiration date.

We believe that the Company’s financial condition is strong and that its cash balances, other liquid assets, operating cash flows, access to debt and equity capital markets and borrowing capacity, taken together, provide adequate resources to fund ongoing operating requirements and future capital expenditures related to the expansion of existing businesses and development of new projects. However, the Company’s operating cash flow and access to the capital markets can be impacted by macroeconomic factors outside of its control. In addition to macroeconomic factors, the Company’s borrowing costs can be impacted by short and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on the Company’s performance as measured by certain credit metrics such as interest coverage and leverage ratios. As of December 27, 2008, Moody’s Investors Service’s long and short-term debt ratings for the Company were A2 and P-1, respectively, with stable outlook; and Standard & Poor’s long and short-term debt ratings for the Company were A and A-1, respectively, with stable outlook. The Company’s bank facilities contain only one financial covenant, relating to interest coverage, which the Company met on December 27, 2008, by a significant margin. The Company’s bank facilities also specifically exclude certain entities, such as Euro Disney and Hong Kong Disneyland, from any representations, covenants or events of default.

Euro Disney has annual covenants under its debt agreements that limit its investment and financing activities and require it to meet certain financial performance covenants. Euro Disney was in compliance with these covenants for fiscal 2008.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

COMMITMENTS AND CONTINGENCIES

Legal Matters

As disclosed in Notes 11 to the Condensed Consolidated Financial Statements, the Company has exposure for certain legal matters.

Guarantees

See Note 11 to the Condensed Consolidated Financial Statements for information regarding the Company’s guarantees.

Tax Matters

As disclosed in Note 8 to the Consolidated Financial Statements in the 2008 Annual Report on Form 10-K, the Company has exposure for certain tax matters.

Contractual Commitments

Refer to Note 14 in the Consolidated Financial Statements in the 2008 Annual Report on Form 10-K for information regarding the Company’s contractual commitments.

OTHER MATTERS

Accounting Policies and Estimates

We believe that the application of the following accounting policies, which are important to our financial position and results of operations, require significant judgments and estimates on the part of management. For a summary of our significant accounting policies, including the accounting policies discussed below, see Note 2 to the Consolidated Financial Statements in the 2008 Annual Report on Form 10-K as amended on Form 8-K dated February 3, 2009.

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

Revenue Recognition

The Company has revenue recognition policies for its various operating segments that are appropriate to the circumstances of each business. See Note 2 to the Consolidated Financial Statements in the 2008 Annual Report on Form 10-K for a summary of these revenue recognition policies.

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

Revenues from advance theme park ticket sales are recognized when the tickets are used. For non-expiring, multi-day tickets, we recognize revenue over a three-year time period based on estimated usage,

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

which is derived from historical usage patterns. A change from the estimated usage patterns could have an impact on the timing of revenue recognition.

Pension and Postretirement Medical Plan Actuarial Assumptions

The Company’s pension and postretirement medical benefit obligations and related costs are calculated using a number of actuarial assumptions. Two critical assumptions, the discount rate and the expected return on plan assets, are important elements of expense and/or liability measurement which we evaluate annually. Refer to the 2008 Annual Report on Form 10-K for estimated impacts of changes in these assumptions. Other assumptions include the healthcare cost trend rate and employee demographic factors such as retirement patterns, mortality, turnover and rate of compensation increase.

The discount rate enables us to state expected future cash payments for benefits as a present value on the measurement date. A lower discount rate increases the present value of benefit obligations and increases pension expense. The guideline for setting this rate is high-quality long-term corporate bond rates that are currently available. The Company’s discount rate is determined by considering the average of pension yield curves constructed of a large population of high quality corporate bonds. The resulting discount rate reflects the matching of plan liability cash flows to the yield curves.

To determine the expected long-term rate of return on the plan assets, we consider the current and expected asset allocation, as well as historical and expected returns on each plan asset class. A lower expected rate of return on pension plan assets will increase pension expense.

Goodwill, Intangible Assets and Investments

SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142) requires that goodwill and other indefinite-lived intangible assets be tested for impairment on an annual basis and between annual tests if current events or circumstances require an interim impairment assessment. As required by SFAS 142, goodwill is allocated to various reporting units, which are generally one reporting level below the operating segment. SFAS 142 requires the Company to compare the fair value of each reporting unit to its carrying amount on an annual basis to determine if there is potential goodwill impairment. If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than the carrying value of its goodwill.

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

In light of recent adverse economic conditions in the global economy, the Company’s long-term cash flow forecasts are subject to a greater degree of uncertainty. If there is a material reduction in our estimates, or if actual results are materially below our estimates, we may be required to record an impairment to goodwill and other indefinite lived intangible assets.

The Company has cost and equity investments. The fair value of these investments is dependent on the performance of the investee companies, as well as volatility inherent in the external markets for these investments. In assessing potential impairment for these investments, we consider these factors as well as forecasted financial performance of our investees and market values, where available. If these forecasts are not met or market values indicate an other than temporary decline in value, impairment charges may be required.

Allowance for Doubtful Accounts

We evaluate our allowance for doubtful accounts and estimate collectibility of accounts receivable based on our analysis of historical bad debt experience in conjunction with our assessment of the financial condition of individual companies with which we do business. In light of the recent turmoil in the domestic and global economy that has affected many companies, our estimates and judgments with respect to the collectibility of our receivables from these companies have become subject to greater uncertainty than in more stable periods. If our estimate of uncollectible accounts is too low, costs and expenses may increase in future periods and if it is too high, cost and expenses may decrease in future periods.

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

Stock Option Compensation Expense

Compensation expense for stock options is estimated on the date of grant using a binomial valuation model. The weighted average assumptions used in the binomial valuation model during the quarter ended December 27, 2008 were 33% for the expected volatility, 1.4 for the expected exercise multiple (the multiple of exercise price to grant price at which exercises are expected to occur on average) and 8% for the expected termination rate. Although the initial fair value of stock options is not adjusted after the grant date, changes in the Company’s assumptions may change the estimated fair value of and therefore, the expense related to future stock option grants. The assumptions that cause the greatest variation in fair value in the binomial valuation model are the assumed volatility and expected exercise

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

multiple. Increases or decreases in either the assumed volatility or expected exercise multiple will cause the binomial option value to increase or decrease, respectively.

The volatility assumption considers both historical and implied volatility and may be impacted by the Company’s performance as well as changes in economic and market conditions. The expected exercise multiple may be influenced by the Company’s future stock performance, stock price volatility and employee turnover rate. Refer to the 2008 Annual Report on Form 10-K for estimated impacts of changes in these assumptions.

New Accounting Pronouncements

See Note 12 to the Condensed Consolidated Financial Statements for information regarding new accounting pronouncements.

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

Based on their evaluation as of December 27, 2008, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

There have been no changes in our internal controls over financial reporting during the first quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. Risk Factors

The Private Securities Litigation Reform Act of 1995 (the Act) provides a safe harbor for “forward-looking statements” made by or on behalf of the Company. We may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to our shareholders. All forward-looking statements are made on the basis of management’s views and assumptions regarding future events and business performance as of the time the statements are made and the Company does not undertake any obligation to update its disclosure relating to forward looking matters. Actual results may differ materially from those expressed or implied. Such differences may result from actions taken by the Company, including restructuring or strategic initiatives (including capital investments or asset acquisitions or dispositions), as well as from developments beyond the Company’s control, including: changes in domestic and global economic conditions, competitive conditions and consumer preferences; adverse weather conditions or natural disasters; health concerns; international, political or military developments; and technological developments. Such developments may affect travel and leisure businesses generally and may, among other things, affect the performance of the Company’s theatrical and home entertainment releases, the advertising market for broadcast and cable television programming, expenses of providing medical and pension benefits, demand for our products and performance of some or all company businesses either directly or through their impact on those who distribute our products. Additional factors are discussed in the 2008 Annual Report on Form 10-K under the Item 1A, “Risk Factors.”

PART II. OTHER INFORMATION (continued)

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended December 27, 2008:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
September 28, 2008 – October 25, 2008	3,410,923	$31.63	3,275,100	180 million
October 26, 2008 – November 29, 2008	154,746	22.28	—	180 million
November 30, 2008 – December 27, 2008	208,782	21.55	—	180 million

Total	3,774,451	30.69	3,275,100	180 million

(1)

499,351 shares were purchased on the open market to provide shares to participants in the Walt Disney Investment Plan (WDIP) and Employee Stock Purchase Plan (ESPP). These purchases were not made pursuant to a publicly announced repurchase plan or program.

(2)

The Company is authorized to repurchase shares of its common stock under a share repurchase program implemented effective June 10, 1998. On May 1, 2007, following share repurchases made through May 1, 2007, the Company’s Board of Directors increased the repurchase authorization to a total of 400 million shares as of that date. The repurchase program does not have an expiration date.

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
Thomas O. Staggs, Senior Executive Vice President and Chief Financial Officer

February 3, 2009

Burbank, California

INDEX OF EXHIBITS

Number and Description of Exhibit (Numbers Coincide with Item 601 of Regulation S-K)		Document Incorporated by Reference from a Previous Filing or Filed Herewith, as Indicated below
10.1	Amended and Restated Employment Agreement, dated as of December 23, 2008 between the Company and Robert A. Iger	Filed herewith

10.2	Amended and Restated Employment Agreement, dated as of December 18, 2008 between the Company and Thomas O. Staggs	Filed herewith

10.3	Amended and Restated Employment Agreement, dated as of December 22, 2008 between the Company and Dennis Shuler	Filed herewith

10.4	Severance Pay Plan Amended and Restated effective January 1, 2009	Filed herewith

10.5	Form of Performance-Based Stock Unit Award Agreement (Total Shareholder Return/Average Annual Adjusted EPS Growth Goals/Section 162(m) Vesting Requirement)	Filed herewith

31(a)	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31(b)	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32(a)	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished

32(b)	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished

* A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.