Form 10-Q
period 2008-03-28
WALT DISNEY CO/
filed 2009-05-05
CIK 1001039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended	Commission File Number 1-11605
March 28, 2009

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

Yes      X    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes             No

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

Yes             No          X

There were 1,856,751,570 shares of common stock outstanding as of May 1, 2009.

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

THE WALT DISNEY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited; in millions, except per share data)

	Quarter Ended		Six Months Ended
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008

Revenues	$8,087	$8,710	$17,686	$19,162

Costs and expenses	(6,800)	(6,812)	(15,182)	(15,231)

Restructuring and impairment charges	(305)	—	(305)	—

Other income	—	—	114	—

Net interest expense	(128)	(147)	(267)	(270)

Equity in the income of investees	147	144	294	267

Income before income taxes and minority interests	1,001	1,895	2,340	3,928

Income taxes	(348)	(712)	(836)	(1,471)

Minority interests	(40)	(50)	(46)	(74)

Net income	$613	$1,133	$1,458	$2,383

Earnings per share:
Diluted	$0.33	$0.58	$0.78	$1.21

Basic	$0.33	$0.60	$0.79	$1.26

Weighted average number of common and common equivalent shares outstanding:
Diluted	1,868	1,960	1,870	1,974

Basic	1,855	1,883	1,854	1,893

See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited; in millions, except per share data)

	March 28, 2009	September 27, 2008
ASSETS
Current assets
Cash and cash equivalents	$3,369	$3,001
Receivables	4,939	5,373
Inventories	1,233	1,124
Television costs	743	541
Deferred income taxes	1,024	1,024
Other current assets	669	603

Total current assets	11,977	11,666
Film and television costs	5,631	5,394
Investments	1,564	1,563
Parks, resorts and other property, at cost
Attractions, buildings and equipment	31,403	31,493
Accumulated depreciation	(16,608)	(16,310)

	14,795	15,183
Projects in progress	1,260	1,169
Land	1,155	1,180

	17,210	17,532

Intangible assets, net	2,284	2,428
Goodwill	22,368	22,151
Other assets	1,998	1,763

	$63,032	$62,497

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and other accrued liabilities	$5,213	$5,980
Current portion of borrowings	2,187	3,529
Unearned royalties and other advances	2,786	2,082

Total current liabilities	10,186	11,591

Borrowings	12,541	11,110
Deferred income taxes	2,360	2,350
Other long-term liabilities	3,646	3,779
Minority interests	1,027	1,344
Commitments and contingencies
Shareholders’ equity
Preferred stock, $.01 par value
Authorized – 100 million shares, Issued – none	—	—
Common stock, $.01 par value
Authorized – 3.6 billion shares, Issued – 2.6 billion shares	26,693	26,546
Retained earnings	29,191	28,413
Accumulated other comprehensive income (loss)	47	(81)

	55,931	54,878
Treasury stock, at cost, 780.3 million shares at March 28, 2009 and 777.1 million shares at September 27, 2008	(22,659)	(22,555)

	33,272	32,323

	$63,032	$62,497

See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in millions)

	Six Months Ended
	March 28, 2009	March 29, 2008
OPERATING ACTIVITIES
Net income	$1,458	$2,383
Depreciation and amortization	802	776
Gain on sale of equity investment	(114)	—
Deferred income taxes	(49)	60
Equity in the income of investees	(294)	(267)
Cash distributions received from equity investees	258	257
Minority interests	46	74
Net change in film and television costs	(537)	56
Equity-based compensation	225	201
Impairment charges	203	—
Other	2	114
Changes in operating assets and liabilities:
Receivables	454	(481)
Inventories	(74)	(128)
Other assets	(32)	(6)
Accounts payable and other accrued liabilities	(256)	397
Income taxes	(25)	(171)

Cash provided by operations	2,067	3,265

INVESTING ACTIVITIES
Investments in parks, resorts and other property	(749)	(596)
Proceeds from sale of equity investment	185	—
Acquisitions	(487)	(163)
Other	(3)	(48)

Cash used in investing activities	(1,054)	(807)

FINANCING ACTIVITIES
Commercial paper repayments, net	(919)	(616)
Borrowings	1,739	881
Reduction of borrowings	(726)	(150)
Dividends	(648)	(664)
Repurchases of common stock	(104)	(1,967)
Exercise of stock options and other	13	248

Cash used in financing activities	(645)	(2,268)

Increase in cash and cash equivalents	368	190
Cash and cash equivalents, beginning of period	3,001	3,670

Cash and cash equivalents, end of period	$3,369	$3,860

See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

1.	Principles of Consolidation

These Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, we believe that we have included all normal recurring adjustments necessary for a fair statement of the results for the interim period. Operating results for the quarter and six months ended March 28, 2009 are not necessarily indicative of the results that may be expected for the year ending October 3, 2009. Certain reclassifications have been made in the prior year financial statements to conform to the current year presentation.

These financial statements should be read in conjunction with the Company’s 2008 Annual Report on Form 10-K as amended on Form 8-K dated February 3, 2009.

In December 1999, DVD Financing, Inc. (DFI), a subsidiary of Disney Vacation Development, Inc. and an indirect subsidiary of the Company, completed a receivables sale transaction that established a facility that permitted DFI to sell receivables arising from the sale of vacation club memberships on a periodic basis. In connection with this facility, DFI prepares separate financial statements, although its separate assets and liabilities are also consolidated in these financial statements. DFI's ability to sell new receivables under this facility ended on December 4, 2008. (See Note 12 for further discussion of this facility in the Company’s disclosures related to FSP FAS 140-4 and FIN 46(R)-8)

The terms “Company,” “we,” “us,” and “our” are used in this report to refer collectively to the parent company and the subsidiaries through which our various businesses are actually conducted.

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

The Company has combined the operations and management of Disney Interactive Studios and the Walt Disney Internet Group into a new business unit, the Disney Interactive Media Group which creates and delivers Disney-branded entertainment and lifestyle content across interactive media platforms. The primary operating businesses of the Disney Interactive Media Group are Disney Interactive Studios, which produces video games for global distribution, and Disney Online, which produces web sites and online virtual worlds in the United States and internationally. The Disney Interactive Media Group also manages the Company’s Disney-branded mobile phone initiatives and provides technical infrastructure services to the Company’s non Disney-branded websites, such as ABC.com and ESPN.com, and to its Disney-branded e-commerce websites, principally Disneyshopping.com and Walt Disney Parks and Resorts Online. The Disney Interactive Media Group is reimbursed for the cost of providing these technical infrastructure services, and since these other websites are managed within the Company’s other segments, the financial results of these websites are reported within the Company’s other segments.

Beginning with the first quarter fiscal 2009 financial statements, the Company began reporting the Disney Interactive Media Group along with certain new business initiatives as “Interactive Media” for segment reporting purposes. Previously, Disney Interactive Studios and the Walt Disney Internet Group were reported in the Consumer Products and Media Networks segments, respectively, while the new

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

business initiatives were reported in corporate and unallocated shared expenses. The new presentation aligns with how management reports and measures segment performance for internal management purposes.

	Quarter Ended		Six Months Ended
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
Revenues(1):
Media Networks	$3,620	$3,550	$7,523	$7,659
Parks and Resorts	2,407	2,725	5,072	5,497
Studio Entertainment	1,435	1,822	3,380	4,463
Consumer Products	496	457	1,269	1,111
Interactive Media	129	156	442	432

	$8,087	$8,710	$17,686	$19,162

Segment operating income (loss) (1):
Media Networks	$1,306	$1,356	$1,961	$2,285
Parks and Resorts	171	339	553	844
Studio Entertainment	13	377	200	891
Consumer Products	97	127	362	414
Interactive Media	(61)	(60)	(106)	(47)

	$1,526	$2,139	$2,970	$4,387

(1)

Studio Entertainment segment revenues and operating income include an allocation of Consumer Products and Interactive Media revenues, which is meant to reflect royalties on sales of merchandise based on certain Studio film properties. The increases/(decreases) related to these allocations on segment revenues and operating income as reported in the above table are as follows:

	Quarter Ended		Six Months Ended
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008

Studio Entertainment	$25	$51	$77	$105
Consumer Products	(22)	(44)	(65)	(89)
Interactive Media	(3)	(7)	(12)	(16)

	$–	$–	$–	$–

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

A reconciliation of segment operating income to income before income taxes and minority interests is as follows:

	Quarter Ended		Six Months Ended
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
Segment operating income	$1,526	$2,139	$2,970	$4,387
Corporate and unallocated shared expenses	(92)	(97)	(172)	(189)
Restructuring and impairment charges	(305)	—	(305)	—
Other income	—	—	114	—
Net interest expense	(128)	(147)	(267)	(270)

Income before income taxes and minority interests	$1,001	$1,895	$2,340	$3,928

3.	Acquisitions and Dispositions and Other Income

Acquisitions

In December 2008, the Company acquired an additional 26% interest in Jetix Europe N.V., a publicly traded pan-European kids’ entertainment company, for approximately $349 million (bringing our total ownership interest to over 99%). The Company intends to acquire the remaining outstanding shares through open-market purchases and statutory buy-out proceedings. The Company is in the process of finalizing its allocation of the purchase price to the assets acquired and liabilities assumed.

On October 11, 2008, the Company entered into an agreement with Media-One Holdings Limited to acquire a 49% ownership interest in Media-One TV, LLC. The Company did not receive regulatory approval to consummate the transaction and is therefore unable to proceed with the acquisition at this time.

On May 9, 2008, the Company acquired an 18% interest (bringing its fully diluted interest to 32%) in UTV Software Communications Limited (UTV); a media company headquartered and publicly traded in India, for approximately $197 million. In accordance with Indian securities regulations, the Company was required to make an open tender offer to purchase up to an additional 23% of UTV’s publicly traded voting shares for a price equivalent to the May 9th Indian rupee purchase price. In November 2008, the Company completed the open offer and acquired an incremental 23% of UTV’s voting shares for approximately $138 million. Due to the change in the exchange rate between the US dollar and the Indian rupee from May to November, the US dollar price per share was lower in November as compared to May. UTV’s founder has a four year option to buy all or a portion of the shares acquired by the Company during the open offer period at a price no less than the Company’s open offer price. If the trading price upon exercise of the option exceeds the price paid by the Company, then the option price is capped at the Company’s open offer price plus a 10% annual return. The Company does not have the right to vote the shares subject to the option until the expiration of the option and accordingly the Company’s ownership interest in voting shares is 48%. In addition to the acquisition of UTV, on August 5, 2008, the Company invested $28 million in a UTV subsidiary, UTV Global Broadcasting Limited (along with UTV, the “UTV Group”). The UTV Group is accounted for under the equity method.

Although UTV’s performance to date has generally been consistent with our expectations, in light of current economic conditions we have tempered our future expectations somewhat. Based on the Company’s internal valuation of the UTV business, which was estimated using a discounted cash flow model, we recorded a non-cash impairment charge of $46 million. The Company’s

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

remaining carrying value of its investment in the UTV Group of $292 million significantly exceeds the current trading value, and the Company will continue to monitor its investment in the UTV Group.

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

Dispositions

On December 22, 2008, the Company sold its investment in two pay television services in Latin America, for approximately $185 million, resulting in a pre-tax gain of $114 million reported in “Other income” in the Condensed Consolidated Statements of Income.

4.	Borrowings

During the six months ended March 28, 2009, the Company’s borrowing activity was as follows:

	September 27, 2008	Additions	Payments	Other Activity	March 28, 2009
Commercial paper borrowings	$1,985	$-	$(919)	$-	$1,066
U.S. medium-term notes	7,005	1,500	(125)	(9)	8,371
European medium-term notes	318	-	-	12	330
Capital Cities/ABC debt	178	-	(60)	(2)	116
Film financing	248	231	(105)	18	392
Other (1)	1,199	8	(2)	126	1,331
Euro Disney borrowings (2)	2,457	-	(59)	(183)	2,215
Hong Kong Disneyland borrowings (3)	1,249	-	(375)	33	907

Total	$14,639	$1,739	$(1,645)	$(5)	$14,728

(1)	The other activity is primarily market value adjustments for debt with qualifying hedges.
(2)	The other activity is primarily the impact of foreign currency translation as a result of the strengthening of the U.S. dollar against the Euro.
(3)	In October 2008, Hong Kong Disneyland borrowed funds from the Company that were used to repay Hong Kong Disneyland’s commercial term loan and revolving credit facility.

5.	Euro Disney and Hong Kong Disneyland

The Company has a 51% effective ownership interest in the operations of Euro Disney and a 43% ownership interest in the operations of Hong Kong Disneyland which are both consolidated in the Company’s financial statements.

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

The following table presents a condensed consolidating balance sheet for the Company as of March 28, 2009, reflecting the impact of consolidating the balance sheets of Euro Disney and Hong Kong Disneyland.

	Before Euro Disney and Hong Kong Disneyland Consolidation	Euro Disney, Hong Kong Disneyland and Adjustments	Total
Cash and cash equivalents	$2,893	$476	$3,369
Other current assets	8,358	250	8,608

Total current assets	11,251	726	11,977
Investments	2,481	(917)	1,564
Fixed assets	12,835	4,375	17,210
Other assets	32,233	48	32,281

Total assets	$58,800	$4,232	$63,032

Current portion of borrowings	$2,068	$119	$2,187
Other current liabilities	7,457	542	7,999

Total current liabilities	9,525	661	10,186
Borrowings	9,537	3,004	12,541
Deferred income taxes and other long-term liabilities	5,839	167	6,006
Minority interest	627	400	1,027
Shareholders' equity	33,272	–	33,272

Total liabilities and shareholders' equity	$58,800	$4,232	$63,032

The following table presents a condensed consolidating income statement of the Company for the six months ended March 28, 2009, reflecting the impact of consolidating the income statements of Euro Disney and Hong Kong Disneyland.

	Before Euro Disney and Hong Kong Disneyland Consolidation	Euro Disney, Hong Kong Disneyland and Adjustments	Total
Revenues	$16,769	$917	$17,686
Cost and expenses	(14,220)	(962)	(15,182)
Restructuring and impairment charges	(305)	–	(305)
Other income	114	–	114
Net interest expense	(190)	(77)	(267)
Equity in the income of investees	239	55	294

Income before income taxes and minority interests	2,407	(67)	2,340
Income taxes	(836)	–	(836)
Minority interests	(113)	67	(46)

Net income	$1,458	$–	$1,458

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

The following table presents a condensed consolidating cash flow statement of the Company for the six months ended March 28, 2009, reflecting the impact of consolidating the cash flow statements of Euro Disney and Hong Kong Disneyland.

	Before Euro Disney and Hong Kong Disneyland Consolidation	Euro Disney, Hong Kong Disneyland and Adjustments	Total
Cash provided (used) by operations	$2,143	$(76)	$2,067
Investments in parks, resorts and other property	(703)	(46)	(749)
Other investing activities	(644)	339	(305)
Cash used by financing activities	(211)	(434)	(645)

Increase / (decrease) in cash and cash equivalents	585	(217)	368
Cash and cash equivalents, beginning of period	2,308	693	3,001

Cash and cash equivalents, end of period	$2,893	$476	$3,369

6.	Pension and Other Benefit Programs

The components of net periodic benefit cost are as follows:

	Pension Plans				Postretirement Medical Plans
	Quarter Ended		Six Months Ended		Quarter Ended		Six Months Ended
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
Service cost	$41	$45	$83	$90	$4	$6	$8	$11
Interest cost	91	80	181	161	18	16	36	32
Expected return on plan assets	(93)	(89)	(186)	(178)	(7)	(7)	(13)	(13)
Recognized net actuarial loss	2	9	3	18	(2)	1	(5)	1

Net periodic benefit cost	$41	$45	$81	$91	$13	$16	$26	$31

During the six months ended March 28, 2009, the Company did not make any material contributions to its pension and postretirement medical plans. The Company expects pension and post-retirement medical plan contributions in fiscal 2009 to range from $200 million to $400 million. However, final funding requirements for fiscal 2009 will be determined based on our funding actuarial valuation as of January 1, 2009 which will be completed later in the fiscal year. The Company may also make discretionary contributions above the minimum requirements.

At the beginning of the first quarter of fiscal 2009, the Company adopted the measurement provisions of SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FAS Statements No. 87, 88, 106, and 132(R) (SFAS 158). See Note 12 for the impact of adopting SFAS 158.

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

7.	Earnings Per Share

Diluted earnings per share amounts are based upon the weighted average number of common and common equivalent shares outstanding during the period and are calculated using the treasury stock method for equity-based compensation awards and assuming conversion of the Company's convertible senior notes through the redemption date which occurred in the third quarter of fiscal 2008. Options were excluded from the diluted earnings per share calculation to the extent they were anti-dilutive, and amounted to 166 million and 83 million shares for the quarters ended March 28, 2009 and March 29, 2008, respectively, and 152 million and 64 million for the six months ended March 28, 2009 and March 29, 2008, respectively. A reconciliation of net income and weighted average number of common and common equivalent shares outstanding for calculating diluted earnings per share is as follows:

	Quarter Ended		Six Months Ended
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
Net income	$613	$1,133	$1,458	$2,383
Interest expense on convertible senior notes (net of tax)	–	6	–	11

	$613	$1,139	$1,458	$2,394

Shares (in millions):
Weighted average number of common shares outstanding (basic)	1,855	1,883	1,854	1,893
Weighted average dilutive impact of equity-based compensation awards	13	32	16	36
Weighted average assumed conversion of convertible senior notes	–	45	–	45

Weighted average number of common and common equivalent shares outstanding (diluted)	1,868	1,960	1,870	1,974

8.	Shareholders’ Equity

The Company declared a $648 million dividend ($0.35 per share) on December 3, 2008, related to fiscal 2008, which was paid on January 20, 2009, to shareholders of record on December 15, 2008. The Company paid a $664 million dividend ($0.35 per share) during the second quarter of fiscal 2008 related to fiscal 2007.

During the first six months of fiscal 2009, the Company repurchased 3 million shares of its common stock for approximately $104 million. As of March 28, 2009, the Company had remaining authorization in place to repurchase approximately 180 million additional shares. The repurchase program does not have an expiration date.

The Company also has 1.0 billion shares of Internet Group Stock at $.01 par value authorized. No shares are issued or outstanding.

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

9.	Comprehensive Income

Comprehensive income (loss), net of tax, is as follows:

	Quarter Ended		Six Months Ended
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
Net income	$613	$1,133	$1,458	$2,383
Market value adjustments for hedges and investments	45	(39)	136	(28)
Pension and postretirement medical adjustments	(8)	7	(9)	12
Foreign currency translation and other	(67)	49	(99)	51

Comprehensive income	$583	$1,150	$1,486	$2,418

Accumulated other comprehensive income (loss), net of tax, is as follows:

	March 28, 2009	September 27, 2008
Market value adjustments for hedges and investments	$214	$78
Foreign currency translation and other	38	137
Unrecognized pension and postretirement medical expense (1)	(205)	(296)

Accumulated other comprehensive income (loss)	$47	$(81)

(1)

Pursuant to the adoption of the measurement provisions of SFAS 158, the Company recorded a $100 million benefit to the opening balance of accumulated other comprehensive income (loss). See Note 12 for further details on the impact of the adoption of SFAS 158.

10.	Equity-Based Compensation

The expense for stock options and restricted stock units (RSUs) is as follows:

	Quarter Ended		Six Months Ended
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
Stock option compensation expense	$51	$54	$113	$114
RSU compensation expense	60	44	112	87

Total equity-based compensation expense	$111	$98	$225	$201

Unrecognized compensation cost related to unvested stock options and RSUs totaled approximately $417 million and $595 million, respectively, as of March 28, 2009.

In January 2009, the Company made stock compensation grants, which included its regular annual grant, consisting of 14 million stock options and 15 million RSUs, of which 3 million RSUs included market and/or performance conditions.

The weighted average grant date fair values of options issued during the six months ended March 28, 2009, and March 29, 2008, were $7.52 and $8.18, respectively.

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

On October 19, 2006, the parties stipulated to SSI's filing its Fourth Amended Answer and Counterclaims (Fourth Amended Answer) seeking (a) to invalidate the Hunt termination notice, (b) to terminate the Company's rights vis-à-vis SSI, and (c) damages in excess of two billion dollars, among other relief. That stipulation also provided that Hunt and the Company need not respond to the Fourth Amended Answer until the conclusion of two events: the state court appeal in Stephen Slesinger, Inc. v. The Walt Disney Company, and the trial in the District Court on the validity of the Hunt termination notice. SSI then sought to withdraw both the Fourth Amended Answer and its stipulation, but on November 3, 2006, the District Court denied that request. SSI’s motion for summary judgment on the validity of Hunt’s 2002 attempt to recapture E. H. Shepard’s rights was granted on February 15, 2007, and thereafter, on March 27, 2007, the District Court dismissed as moot all claims against Hunt and three of SSI’s counterclaims against the Company related to the Company’s agreements with Milne and Hunt concerning the termination and disposition of their rights. On January 3, 2008, the California Supreme Court denied SSI’s petition for review in the state court action, whereupon on April 21, 2008, the Company moved for summary judgment on all of SSI's claims in the District Court action. On June 3, 2008, the District Court ordered further briefing on the issue of whether SSI’s misconduct in the state court action warrants dismissal of all of its claims in the District Court, and then on July 29, 2008, the District Court referred the summary judgment motion to a Special Master. On March 26, 2009, the Special Master issued a recommendation under seal to the District Court, before which it remains pending.

Relatedly, on December 4, 2006, August 22, 2007, February 8, April 18, August 27 and October 31, 2008, and February 17, 2009, SSI initiated proceedings in the United States Patent and Trademark Office (PTO) seeking cancellation of certain Winnie the Pooh trademark registrations and opposing applications

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

for other Winnie the Pooh trademarks. The PTO has suspended all the proceedings on the grounds that the relief sought is effectively duplicative of that sought in the Fourth Amended Answer. On April 9, 2009, the PTO granted SSI an extension to July 29, 2009, to initiate a proceeding opposing another Winnie the Pooh trademark application. Also, on April 18, October 16 and October 27, 2008, SSI initiated actions before the Canadian Intellectual Property Office (“CIPO”) opposing applications for certain Winnie the Pooh trademarks. On September 4, 2008, and February 12 and March 10, 2009, the Company filed answers to the actions before the CIPO, denying SSI’s claims.

The Company, together with, in some instances, certain of its directors and officers, is a defendant or co-defendant in various other legal actions involving copyright, breach of contract and various other claims incident to the conduct of its businesses. Management does not expect the Company to suffer any material liability by reason of such actions.

Contractual Guarantees

The Company has guaranteed certain bond issuances by the Anaheim Public Authority that were used by the City of Anaheim to finance construction of infrastructure and a public parking facility adjacent to the Disneyland Resort. Revenues from sales, occupancy and property taxes from the Disneyland Resort and non-Disney hotels are used by the City of Anaheim to repay the bonds. In the event of a debt service shortfall, the Company is responsible for satisfying the shortfall. As of March 28, 2009, the remaining debt service obligation guaranteed by the Company was $376 million, of which $98 million was principal. To the extent that subsequent tax revenues exceed the debt service payments, the Company would be reimbursed for any shortfalls it funded. To date, tax revenues have exceeded the debt service payments for the Anaheim bonds.

ESPN STAR Sports, a joint-venture in which ESPN owns a 50% equity interest, has an agreement for global programming rights to International Cricket Council events from 2007 through 2015. Under the terms of the agreement, ESPN and the other joint-venture partner have jointly guaranteed the programming rights obligation of approximately $1 billion over the remaining term of the agreement.

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

SFAS 158

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS 158). This statement requires recognition of the overfunded or underfunded status of defined benefit pension and other postretirement plans as an asset or liability in the statement of financial position and changes in that funded status to be recognized in comprehensive income in the year in which the changes occur. SFAS 158 also requires measurement of the funded status of a plan as of the end of the fiscal year. The Company adopted the recognition provisions of SFAS 158 in fiscal year 2007 which resulted in a $261 million charge to accumulated other comprehensive income. The Company adopted the measurement date provisions by remeasuring plan assets and benefit obligations at the beginning of fiscal 2009. Adoption of the measurement date provisions resulted in a reduction of $35 million to retained earnings and a $100 million benefit to accumulated other comprehensive income.

Key assumptions used for the measurement at the beginning of fiscal 2009 were 7.80% for the discount rate, 7.50% for the rate of return on plan assets, and 5.00% for salary increases. Based on this measurement of plan assets and benefit obligations, pension and postretirement medical costs decreased to approximately $214 million for fiscal 2009 compared to $255 million for fiscal 2008. The decrease in pension and postretirement medical expense was primarily due to an increase in the discount rate used to measure the present value of plan obligations.

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

FSP FAS 140-4 and FIN 46(R)-8

In December 2008, the FASB issued FASB Staff Position No. FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (FSP 140-4) which expands disclosure about transfers of financial assets.

Through December 4, 2008, the Company sold mortgage receivables arising from the sales of its vacation ownership units under a receivables purchase facility that expired on December 4, 2008 and was not renewed. The Company sold $17 million and $83 million of mortgage receivables during the six months ended March 28, 2009, and March 29, 2008, which resulted in immaterial gains.

The Company continues to service the sold receivables and has a residual interest in those receivables. As of March 28, 2009, the outstanding principal amount for sold mortgage receivables was $449 million and the carrying value of the Company’s residual interest, which is recorded in other long-term assets, was $80 million. See further discussion in Note 13.

The Company also provides a letter of credit in support of the outstanding balance of the sold mortgage receivables which the mortgage receivable acquirer may draw on in the event of losses under the facility. The Company’s maximum exposure under this letter of credit is equal to approximately 18% of the outstanding principal balance. The Company maintains a reserve for estimated credit losses under the facility.

The Company repurchases defaulted mortgage receivables at their outstanding balance. The Company did not make material repurchases in the six months ended March 28, 2009 or March 29, 2008. The Company generally has been able to sell the repurchased vacation ownership units for amounts that exceed their carrying value.

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

•	Level 1 – Quoted prices for identical instruments in active markets

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

	Fair Value Measurements at March 28, 2009
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Investments	$6	$69	$2	$77
Derivatives (1)	–	801	–	801
Residual Interests	–	–	80	80
Liabilities
Derivatives (1)	–	(275)	–	(275)
Other	–	–	(14)	(14)

Total	$6	$595	$68	$669

(1)

The Company enters into master netting arrangements that allow derivative contracts to be netted together by counterparty. Contracts in a liability position totaling $229 million have been netted against contracts in an asset position in the Condensed Consolidated Balance Sheets.

The fair value of Level 2 investments is primarily determined by reference to market prices based on recent trading activity and other relevant information including pricing for similar securities as determined by third-party pricing services.

The fair values of Level 2 derivatives, which consist of interest rate and foreign currency hedges, are primarily determined based on the present value of future cash flows using internal models while considering third-party pricing services with observable inputs, including interest rates, yield curves and foreign currency exchange rates. Counterparty credit risk, which is mitigated by the existence of master netting agreements and collateral posting arrangements with certain counterparties, did not have a material impact on derivative fair value estimates.

Level 3 residual interests consist of our residual interests in securitized vacation ownership mortgage receivables and are determined using a discounted cash flow model that considers estimated interest rates, discount rates, prepayment, and defaults. There were no material changes in the residual interests from September 28, 2008 to March 28, 2009.

14.	Derivative Instruments

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (SFAS 161).

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

SFAS 161 amends and expands the disclosure requirements for derivative financial instruments and hedging activities. The Company adopted SFAS 161 during the current quarter.

The Company manages its exposure to various risks relating to its ongoing business operations according to a risk management policy. The primary risks managed by using derivative instruments are interest rate risk, foreign exchange risk, commodity price risk and credit default risk.

The fair values of derivative contracts designated as hedging instruments included in Other Current Assets and Other Assets totaled $222 million and $461 million, respectively, at March 28, 2009. The fair value of derivative contracts not designated as hedging instruments included in Other Accrued Liabilities and Other Long-Term Liabilities totaled $103 million and $106 million, respectively, at March 28, 2009. The fair value of derivative contracts designated as hedging instruments in a liability position and the fair value of derivative contracts not designated as hedging instruments in an asset position at March 28, 2009 were not material.

Interest Rate Risk Management

The Company is exposed to the impact of interest rate changes primarily through its borrowing activities. The Company’s objective is to mitigate the impact of interest rate changes on earnings and cash flows and on the market value of its investments and borrowings. In accordance with its policy, the Company targets its fixed-rate debt as a percentage of its net debt between a minimum and maximum percentage.

The Company designates pay-floating interest rate swaps as fair value hedges of fixed-rate borrowings effectively converting fixed-rate medium and long-term borrowings to variable rate borrowings indexed to LIBOR. As of March 28, 2009, the total notional amount of the Company’s pay-floating interest rate swaps was $1.6 billion. During the six months ended March 28, 2009, $144 million in gains from mark to market adjustments on pay-floating swaps and an offsetting $144 million in losses from mark to market adjustments on hedged borrowings were included in net interest expense in the Consolidated Statement of Income.

The Company designates pay-fixed interest rate swaps as cash flow hedges of interest payments on floating-rate borrowings. Pay-fixed swaps effectively convert floating rate borrowings to fixed-rate borrowings. The unrealized gain or losses from these cash flow hedges are deferred in accumulated other comprehensive income (AOCI) and recognized as the cash flows occur. The notional amount of these contracts at March 28, 2009 and the gain or loss recognized in income for the six months then ended were not material.

Foreign Exchange Risk Management

The Company transacts business globally and is subject to risks associated with changing foreign currency exchange rates. The Company’s objective is to reduce earnings and cash flow fluctuations associated with foreign currency exchange rate changes enabling management to focus on core business issues and challenges.

The Company enters into option and forward contracts that change in value as foreign currency exchange rates change to protect the value of its existing foreign currency assets, liabilities, firm commitments and forecasted but not firmly committed foreign currency transactions. In accordance with policy, the Company hedges its forecasted foreign currency transactions for periods generally not to exceed five years within an established minimum and maximum range of annual exposure. The gains and losses on these contracts offset changes in the U.S. dollar equivalent value of the related forecasted transaction, asset, liability or firm commitment. The principal currencies hedged are the Euro, British

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

pound, Japanese yen and Canadian dollar. Cross-currency swaps are used to effectively convert foreign currency- denominated borrowings into U.S. dollar denominated borrowings.

The Company designates foreign exchange forward and option contracts as cash flow hedges of firmly committed and forecasted foreign currency transactions. As of March 28, 2009, the total notional amount of the Company’s net foreign exchange cash flow hedges was $2.1 billion. Mark to market gains and losses on contracts hedging firmly committed and forecasted foreign currency transactions are deferred in AOCI and are recognized as the hedged transactions occur, offsetting changes in the value of the foreign currency transactions. Gains recognized in AOCI on foreign exchange contracts designated as cash flow hedges at March 28, 2009 totaled $340 million. The gain reclassified from AOCI into revenue for the six months ended March 28, 2009 totaled $133 million. Gains and losses recognized related to ineffectiveness for the six months ended March 28, 2009 were not material.

Risk Management – Derivatives Not Designated as Hedges

The Company is exposed to certain interest rate, foreign exchange, commodity price and credit default risk for which the Company enters into risk management contracts that are not designated as hedges and do not quality for hedge accounting. These contracts are intended to offset economic exposures of the Company and are carried at market value with any changes in value recorded in earnings.

The Company enters into the following derivative contracts which may not be designated as hedge instruments:

•	Pay-fixed interest rate swaps to hedge exposure on residual interests in securitized vacation ownership mortgage receivables

•	Foreign exchange forward, option and cross currency swap contracts to hedge forecasted transactions, assets, liabilities, or firm commitments

•	Commodity swap contracts to hedge against the change in commodity prices based on forecasted levels of consumption

•	Credit default swaps to mitigate the negative impact on earnings and cash flows of customers’ credit default events

The notional amount of these contracts at March 28, 2009 and the gain or loss recognized in income for the six months then ended were not material, except for foreign exchange contracts. The notional amount of foreign exchange contracts at March 28, 2009 was $2.0 billion and gains recognized in income for the six months then ended totaled $214 million. These gains were largely offset by recognition of the related economic exposures.

Contingent Features

The Company’s derivative financial instruments generally require the Company to post collateral in the event that a net liability position with a counterparty exceeds limits defined by contract and varying with Disney’s credit rating. If the Company’s credit ratings were to fall below investment grade, counterparties would have the right to terminate our derivative contracts, which could lead to a net payment made or received by the Company for the aggregate net value by counterparty of our derivative contracts. The Company was not required to post any collateral as of March 28, 2009 and the aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position by counterparty on March 28, 2009 was not material.

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

15.	Restructuring and Impairment Charges

The Company recorded $305 million of charges in the current quarter which included non-cash impairment charges of $203 million and restructuring costs of $102 million. The most significant of the impairment charges were $108 million related to radio FCC licenses and $46 million related to our investment in the UTV Group (See Note 3). The restructuring charges consisted of severance and other related costs as a result of various organizational and cost structure initiatives across our businesses, roughly half of which related to the Parks and Resorts segment.

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

Overview

Seasonality

Business Segment Results

Quarter Results

Six-Month Results

Other Financial Information

Financial Condition

Commitments and Contingencies

Other Matters

Market Risk

OVERVIEW

Our summary consolidated results are presented below:

	Quarter Ended			Six Months Ended
(in millions, except per share data)	March 28, 2009	March 29, 2008	Change	March 28, 2009	March 29, 2008	Change
Revenues	$8,087	$8,710	(7)%	$17,686	$19,162	(8)%
Costs and expenses	(6,800)	(6,812)	–%	(15,182)	(15,231)	–%
Restructuring and impairment charges	(305)	—	nm	(305)	–	nm
Other income	—	—	nm	114	–	nm
Net interest expense	(128)	(147)	13%	(267)	(270)	1%
Equity in the income of investees	147	144	2%	294	267	10%

Income before income taxes and minority interests	1,001	1,895	(47)%	2,340	3,928	(40)%
Income taxes	(348)	(712)	51%	(836)	(1,471)	43%
Minority interests	(40)	(50)	20%	(46)	(74)	38%

Net income	$613	$1,133	(46)%	$1,458	$2,383	(39)%

Diluted earnings per share	$0.33	$0.58	(43)%	$0.78	$1.21	(36)%

Quarter Results

Diluted earnings per share (EPS) decreased 43% for the quarter primarily due to lower operating results driven by a decline in domestic sales of DVD units, lower performing theatrical releases, decreased guest spending at our domestic parks and at Disneyland Resort Paris, lower advertising sales at the owned television stations and ESPN, and higher programming costs at the ABC Television Network. These decreases were partially offset by the benefit of higher rates on affiliate fees from cable, satellite and telecommunications service providers (Cable Service Providers), principally at ESPN.

The current quarter results also included restructuring and impairment charges which had a $0.10 per share impact on EPS and consisted of radio FCC license and other impairments, along with

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

severance and related charges resulting from organizational and cost structure initiatives across our businesses. See Note 15 to Condensed Consolidated Financial Statements for further detail.

Six-Month Results

Diluted earnings per share decreased 36% for the six months primarily due to lower operating results driven by a decline in worldwide sales of DVD units, lower advertising sales at the ABC Television Network, owned television stations and ESPN, decreased volumes and guest spending at our domestic parks, and lower performing theatrical titles. These decreases were partially offset by the benefit of higher rates on affiliate fees from Cable Service Providers, principally at ESPN. The current six months also included the restructuring and impairment charges described above, partially offset by a gain in the first quarter on the sale of our investment in two pay television services in Latin America. Collectively, these items adversely affected EPS by $0.07.

SEASONALITY

The Company’s businesses are subject to the effects of seasonality. Consequently, the operating results for the quarter and six months ended March 28, 2009 for each business segment, and for the Company as a whole, are not necessarily indicative of results to be expected for the full year.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

BUSINESS SEGMENT RESULTS

The Company evaluates the performance of its operating segments based on segment operating income, which is shown below along with segment revenues:

	Quarter Ended			Six Months Ended
(in millions)	March 28, 2009	March 29, 2008	Change	March 28, 2009	March 29, 2008	Change
Revenues:
Media Networks	$3,620	$3,550	2%	$7,523	$7,659	(2)%
Parks and Resorts	2,407	2,725	(12)%	5,072	5,497	(8)%
Studio Entertainment	1,435	1,822	(21)%	3,380	4,463	(24)%
Consumer Products	496	457	9%	1,269	1,111	14%
Interactive Media	129	156	(17)%	442	432	2%

	$8,087	$8,710	(7)%	$17,686	$19,162	(8)%

Segment operating income:
Media Networks	$1,306	$1,356	(4)%	$1,961	$2,285	(14)%
Parks and Resorts	171	339	(50)%	553	844	(34)%
Studio Entertainment	13	377	(97)%	200	891	(78)%
Consumer Products	97	127	(24)%	362	414	(13)%
Interactive Media	(61)	(60)	(2)%	(106)	(47)	nm

	$1,526	$2,139	(29)%	$2,970	$4,387	(32)%

The following table reconciles segment operating income to income before income taxes and minority interests:

	Quarter Ended			Six Months Ended
(in millions)	March 28, 2009	March 29, 2008	Change	March 28, 2009	March 29, 2008	Change

Segment operating income	$1,526	$2,139	(29)%	$2,970	$4,387	(32)%
Corporate and unallocated shared expenses	(92)	(97)	5%	(172)	(189)	9%
Restructuring and impairment charges	(305)	—	nm	(305)	—	nm
Other income	—	—	nm	114	—	nm
Net interest expense	(128)	(147)	13%	(267)	(270)	1%

Income before income taxes and minority interests	$1,001	$1,895	(47)%	$2,340	$3,928	(40)%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

Depreciation expense is as follows:

	Quarter Ended			Six Months Ended
(in millions)	March 28, 2009	March 29, 2008	Change	March 28, 2009	March 29, 2008	Change
Media Networks
Cable Networks	$32	$22	45%	$56	$44	27%
Broadcasting	22	21	5%	44	43	2%

Total Media Networks	54	43	26%	100	87	15%

Parks and Resorts
Domestic	201	202	—%	406	400	2%
International	77	85	(9)%	156	167	(7)%

Total Parks and Resorts	278	287	(3)%	562	567	(1)%

Studio Entertainment	12	9	33%	24	18	33%
Consumer Products	7	4	75%	13	9	44%
Interactive Media	10	5	100%	13	8	63%
Corporate	32	30	7%	64	60	7%

Total depreciation expense	$393	$378	4%	$776	$749	4%

Media Networks

The following table provides supplemental revenue and segment operating income detail for the Media Networks segment:

	Quarter Ended			Six Months Ended
(in millions)	March 28, 2009	March 29, 2008	Change	March 28, 2009	March 29, 2008	Change
Revenues:
Cable Networks	$2,204	$2,110	4%	$4,656	$4,522	3%
Broadcasting	1,416	1,440	(2)%	2,867	3,137	(9)%

	$3,620	$3,550	2%	$7,523	$7,659	(2)%

Segment operating income:
Cable Networks	$1,144	$1,094	5%	$1,661	$1,680	(1)%
Broadcasting	162	262	(38)%	300	605	(50)%

	$1,306	$1,356	(4)%	$1,961	$2,285	(14)%

Revenues

Media Networks revenues increased 2%, or $70 million, to $3.6 billion, consisting of a 4% increase, or $94 million, at the Cable Networks and a 2% decrease, or $24 million, at Broadcasting.

Increased Cable Networks revenues were due to growth of $132 million from Cable Service Providers, partially offset by a $40 million decrease in advertising revenues. Revenues from Cable Service Providers are generally derived from fees charged on a per subscriber basis, and the increase in the current quarter was due to contractual rate increases and subscriber growth primarily at ESPN and, to a lesser extent, contractual rate increases at the domestic Disney Channel and at ABC Family. Lower advertising revenue reflected a decrease at ESPN partially offset by an increase at ABC Family. The decrease at ESPN was driven by lower sold inventory, partially offset by higher rates. The increase at ABC Family reflected increased rates and sold inventory.

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

Decreased Broadcasting revenues were primarily due to lower advertising sales at the owned television stations, partially offset by higher international sales of ABC Studios productions. Increased international sales of ABC Studios productions were led by Ugly Betty, Private Practice and Criminal Minds.

Costs and Expenses

Costs and expenses at Media Networks, which consist primarily of programming rights costs, production costs, participation costs, distribution and marketing expenses, labor costs, and general and administrative costs, increased 5%, or $120 million, reflecting a 6% increase, or $76 million, at Broadcasting, and a 4% increase, or $44 million, at the Cable Networks. The increase at Broadcasting was primarily due to higher production expenses, which reflected increased production activity during the current quarter compared to the prior-year quarter, which was affected by the Writers’ Guild of America work stoppage. The increase at Cable Networks was driven by increased rights costs at ESPN.

Segment Operating Income

Segment operating income decreased 4%, or $50 million, to $1.3 billion for the quarter due to a decrease of 38%, or $100 million, at Broadcasting, and an increase of 5%, or $50 million, at the Cable Networks. The decrease at Broadcasting was primarily due to lower advertising sales at the owned television stations and higher programming costs at the ABC Television Network, partially offset by increased sales of ABC Studios Productions. The increase at the Cable Networks was due to growth at ESPN, ABC Family and the domestic Disney Channel.

Parks and Resorts

Revenues

Parks and Resorts revenues decreased 12%, or $318 million, to $2.4 billion due to decreases of $233 million at our domestic operations and $85 million at our international operations. Revenues were unfavorably impacted by the shift of the Easter holiday season from the second quarter of fiscal 2008 to the third quarter of fiscal 2009.

Domestic Operations

At our domestic operations, decreased revenue was primarily due to decreased guest spending at both Walt Disney World Resort and Disneyland Resort and a decrease at Disney Vacation Club. Decreased guest spending at Walt Disney World Resort reflected lower average daily hotel room rates, lower average ticket prices and decreased merchandise spending and lower guest spending at Disneyland Resort was driven by lower average ticket prices and decreased merchandise spending. Lower revenues at Disney Vacation Club reflected unfavorable impacts associated with securitized ownership interests, decreased sales of term extensions on certain existing properties and lower rentals of vacation club units.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

The following table presents attendance, per capita theme park guest spending and hotel statistics for our domestic properties:

	East Coast		West Coast		Total Domestic
	Quarter Ended		Quarter Ended		Quarter Ended
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
Parks
(Increase/decrease)
Attendance	(1) %	7%	2%	2%	0%	5%
Per Capita Guest Spending	(4) %	3%	(10) %	8%	(6) %	5%
Hotels (1)
Occupancy	89%	88%	69%	83%	87%	88%
Available Room Nights (in thousands)	2,134	2,150	200	200	2,334	2,350
Per Room Guest Spending	$199	$239	$320	$340	$207	$247

(1)

Per room guest spending consists of the average daily hotel room rate as well as guest spending on food, beverage and merchandise at the hotels. Hotel statistics include rentals of Disney Vacation Club units.

International Operations

At our international operations, decreased revenue was due to a decline at Disneyland Resort Paris due to the unfavorable impact of foreign currency translation as a result of the strengthening of the U.S. dollar against the Euro, decreased guest spending and lower attendance. Decreased guest spending was due to lower average ticket prices, lower average daily hotel room rates and decreased merchandise spending.

Costs and Expenses

Costs and expenses, which consist principally of labor, depreciation, costs of merchandise, food and beverage sold, marketing and sales expense, repairs and maintenance and entertainment, decreased 6%, or $150 million. The decrease in costs and expenses was primarily due to decreases at Disneyland Resort Paris, and our domestic parks and resorts, partially offset by an increase at Disney Vacation Club. The decrease at Disneyland Resort Paris was due to the favorable impact of foreign currency translation, as a result of the strengthening of the U.S. dollar against the Euro. Lower costs at the domestic parks and resorts were driven by cost mitigation activities and lower cost of merchandise, food and beverages sold, partially offset by labor and other cost inflation. The increase at Disney Vacation Club reflected higher per unit cost of sales.

Segment Operating Income

Segment operating income decreased 50%, or $168 million, to $171 million reflecting decreases at the domestic operations and Disneyland Resort Paris.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

Studio Entertainment

Revenues

Revenues decreased 21%, or $387 million, to $1.4 billion primarily due to decreases of $225 million in worldwide home entertainment, $50 million in domestic theatrical distribution, and $34 million in music distribution.

Lower worldwide home entertainment revenues were primarily due to lower unit sales in the domestic market reflecting the performance of current quarter titles, and to a lesser extent, lower average unit sales prices in international markets driven by a higher average selling price for Ratatouille in the prior-year quarter. Significant current-quarter titles in the domestic market included Bolt, Beverly Hills Chihuahua and High School Musical 3: Senior Year, while the prior-year quarter included Enchanted, Game Plan, and No Country for Old Men.

The decrease in domestic theatrical distribution revenues was primarily due to the performance of current quarter titles, including Bedtime Stories, Race to Witch Mountain and Confessions of a Shopaholic, compared to National Treasure 2: Book of Secrets, Hannah Montana/Miley Cyrus: Best of Both Worlds and Step Up 2 in the prior-year quarter. Lower revenues in music distribution reflected the strong performance of the Hannah Montana concert tour in the prior-year quarter.

Costs and Expenses

Costs and expenses, which consist primarily of production cost amortization, distribution and marketing expenses, product costs and participation costs, were essentially flat at $1.4 billion as decreases in international home entertainment and music distribution were largely offset by an increase in worldwide theatrical distribution.

The decrease in costs at international home entertainment was primarily due to lower distribution expenses and production cost amortization. Lower amortization was driven by the strong performance of Ratatouille in the prior-year quarter. The decrease in music distribution reflected higher costs and expenses associated with the Hannah Montana concert tour in the prior-year quarter.

Higher costs in theatrical distribution were primarily due to higher international production cost amortization driven by Bolt in the current quarter, and higher international distribution expenses driven by more titles in release. Additionally, costs increased in the domestic market primarily due to higher marketing expenses for future quarter releases.

Segment Operating Income

Segment operating income decreased 97%, or $364 million, to $13 million primarily due to decreases in domestic home entertainment and worldwide theatrical distribution.

Consumer Products

Revenues

Revenues for the quarter increased 9%, or $39 million, to $496 million, primarily due to an increase of $50 million at our retail business, which reflected the acquisition of the Disney Stores North America during the third quarter of fiscal 2008 partially offset by decreases of $14 million at Disney Publishing Worldwide primarily due to lower book sales and $11 million at Merchandise Licensing driven by lower earned royalty revenue across multiple product categories.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

Costs and Expenses

Costs and expenses, which consist primarily of cost of sales, salaries and benefits, marketing, and occupancy, increased 22%, or $71 million, to $401 million, primarily due to an increase at our retail business driven by the acquisition of the Disney Stores North America, partially offset by lower sales and marketing costs at Disney Publishing Worldwide.

Operating Income

Segment operating income decreased 24%, or $30 million, to $97 million, primarily due to lower results at our retail business and a decline in earned royalties at Merchandise Licensing.

Interactive Media

Revenues

Interactive Media revenues decreased 17%, or $27 million, to $129 million primarily due to a decrease of $41 million at Disney Interactive Studios partially offset by an increase of $17 million driven by our mobile phone service business in Japan, which was launched in the second quarter of fiscal 2008.

The decrease at Disney Interactive Studios was primarily due to lower sales of self-published video games in the current quarter reflecting the strong performance of Turok in the prior-year quarter.

Costs and Expenses

Costs and expenses, which consist primarily of video game and internet content development costs, product costs, distribution and marketing expenses, general and administrative costs, and technology infrastructure costs, decreased 11%, or $23 million, to $193 million.

The decrease was primarily due to lower marketing expenses at Disney Online and decreased costs of sales and marketing expenses associated with lower video game sales at Disney Interactive Studios in the current quarter.

Operating Loss

Segment operating loss increased 2% to $61 million due to a decline at Disney Interactive Studios partially offset by increases at our mobile phone service business in Japan and at Disney Online.

BUSINESS SEGMENT RESULTS – Six Month Results

Media Networks

Revenues

Media Networks revenues decreased 2%, or $136 million, to $7.5 billion, consisting of a 9% decrease, or $270 million, at Broadcasting, and a 3% increase, or $134 million, at the Cable Networks.

Increased Cable Networks revenues were due to growth of $243 million from Cable Service Providers, partially offset by a $95 million decrease in advertising revenues and $14 million in other revenues. Increased revenues from Cable Service Providers were primarily due to contractual rate increases at ESPN and to a lesser extent, the domestic Disney Channel and ABC Family. Lower advertising revenue reflected lower units sold, partially offset by higher rates at ESPN. Lower advertising revenue at ESPN was partially offset by an increase at ABC Family. The decrease in other revenues reflected the success of High School Musical 2 DVD sales in the prior-year.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

Decreased Broadcasting revenues were primarily due to lower advertising revenues at the ABC Television Network and at the owned television stations, partially offset by higher international sales of ABC Studios productions. The decrease in advertising revenues at the ABC Television Network was driven by lower ratings. Increased international sales of ABC Studios productions were led by Ugly Betty, Desperate Housewives and Private Practice.

Costs and Expenses

Costs and expenses at Media Networks increased 3%, or $198 million, reflecting a 5% increase, or $163 million, at the Cable Networks, and a 1% increase, or $35 million, at Broadcasting. The increase at Cable Networks was primarily due to higher sports programming and general and administrative costs at ESPN. The increase at Broadcasting was primarily due to a bad debt charge in connection with the bankruptcy of a syndication customer.

Segment Operating Income

Segment operating income decreased 14%, or $324 million, to $2.0 billion due to decreases of $305 million at Broadcasting and $19 million at the Cable Networks. The decrease at Broadcasting was primarily due to lower advertising revenue at the ABC Television Network and the owned television stations and a bad debt charge in connection with the bankruptcy of a syndication customer, partially offset by higher international sales of ABC Studios productions. The decrease at the Cable Networks was primarily due to decreases at the domestic Disney Channel and at ESPN, partially offset by an increase at ABC Family.

Parks and Resorts

Revenues

Parks and Resorts revenues decreased 8%, or $425 million, to $5.1 billion due to decreases of $302 million at our domestic operations and $123 million at our international operations. Results were unfavorably impacted by the timing of the Easter holiday season as discussed above.

Domestic Operations

At our domestic operations, decreased revenue was primarily due to decreased guest spending, lower attendance and lower occupancy at the Walt Disney World Resort and Disneyland Resort. Decreased guest spending at the Walt Disney World Resort was due to lower average daily hotel room rates, decreased merchandise spending and lower average ticket prices. At Disneyland Resort, decreased guest spending was due to lower average ticket prices.

The following table presents attendance, per capita theme park guest spending and hotel statistics for our domestic properties:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

	East Coast		West Coast		Total Domestic
	Six Months Ended		Six Months Ended		Six Months Ended
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
Parks (Increase/decrease)
Attendance	(3) %	6%	(2) %	1%	(3) %	4%
Per Capita Guest Spending	(2) %	3%	(7) %	5%	(3) %	4%
Hotels (1)
Occupancy	87%	89%	77%	87%	86%	88%
Available Room Nights (in thousands)	4,245	4,286	399	401	4,644	4,687
Per Room Guest Spending	$ 209	$ 228	$ 327	$ 330	$ 218	$ 237

(1)

Per room guest spending consists of the average daily hotel room rate as well as guest spending on food, beverage and merchandise at the hotels. Hotel statistics include rentals of Disney Vacation Club units.

International Operations

At our international operations, decreased revenue resulted from a decline at Disneyland Resort Paris primarily due to the unfavorable impact of foreign currency translation as a result of the strengthening of the U.S. dollar against the Euro, decreased guest spending and lower real estate sales. Decreased guest spending was due to decreased merchandise spending, lower average ticket prices and lower average daily hotel room rates.

Costs and Expenses

Costs and expenses decreased 3%, or $134 million. The decrease in costs and expenses was primarily due to decreases at Disneyland Resort Paris, Walt Disney World Resort and Disneyland Resort, partially offset by an increase at Disney Vacation Club. The decrease at Disneyland Resort Paris was due to the favorable impact of foreign currency translation as a result of the strengthening of the U.S. dollar against the Euro, and lower real estate cost of sales, partially offset by labor cost inflation. At the Walt Disney World Resort and Disneyland Resort, the decrease was driven by cost mitigation activities and lower volume-related costs, partially offset by labor cost inflation. The increase at Disney Vacation Club reflected higher per unit cost of sales.

Segment Operating Income

Segment operating income decreased 34%, or $291 million, to $553 million, primarily due to decreases at the Walt Disney World Resort, Disneyland Resort Paris, Disney Vacation Club and Disneyland Resort.

Studio Entertainment

Revenues

Revenues decreased 24%, or $1.1 billion, to $3.4 billion primarily due to decreases of $741 million in worldwide home entertainment, $97 million in domestic theatrical distribution and $89 million in music distribution.

The decrease in worldwide home entertainment was driven by a decline in DVD unit sales reflecting the strong performance of Pirates of the Caribbean: At World’s End and Ratatouille in the prior-

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

year period. Key current period titles included WALL-E, The Chronicles of Narnia: Prince Caspian, and Tinkerbell.

The decrease in domestic theatrical distribution was primarily due to the performance of current period titles, including Bedtime Stories and Bolt, compared to National Treasure 2: Book of Secrets and Enchanted in the prior-year period. Lower revenues in music distribution reflected the strong performance of the Hannah Montana concert tour in the prior-year period.

Costs and Expenses

Costs and expenses decreased 11%, or $392 million, primarily due to a decrease of $316 million in worldwide home entertainment driven by lower amortization and distribution expenses as a result of decreased unit sales, and a decrease of $54 million in music distribution reflecting higher costs associated with the Hannah Montana concert tour in the prior-year period.

Segment Operating Income

Segment operating income decreased 78%, or $691 million, to $200 million primarily due to decreases in worldwide home entertainment and domestic theatrical distribution.

Consumer Products

Revenues

Revenues for the six months increased 14%, or $158 million, to $1.3 billion, due to an increase of $164 million at our retail business due to the acquisition of the Disney Stores North America during the third quarter of fiscal 2008.

Costs and Expenses

Costs and expenses increased 30%, or $212 million, to $909 million, primarily due to an increase at our retail business driven by the acquisition of the Disney Stores North America as well as higher selling and administrative costs.

Operating Income

Segment operating income decreased 13%, or $52 million, to $362 million, primarily due to lower results at our retail business and higher selling and administrative costs.

Interactive Media

Revenues

Interactive Media revenues increased 2%, or $10 million, to $442 million. The revenue growth was primarily due to an increase of $29 million driven by our mobile phone service business in Japan, which was launched in the second quarter of fiscal 2008, partially offset by a decrease of $18 million at Disney Interactive Studios driven by decreased licensing revenues due to the strong performance of Cars in the prior-year period.

Costs and Expenses

Costs and expenses increased 15%, or $72 million, to $551 million driven by an increase at Disney Interactive Studios and higher expenses at our mobile phone service business in Japan. The increase at Disney Interactive Studios was primarily due to an increase in unit cost of sales, in part reflecting associated accessories, and higher distribution costs and marketing expenses.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

Operating Income

Segment operating loss increased $59 million to $106 million due to a decline at Disney Interactive Studios.

OTHER FINANCIAL INFORMATION

Corporate and Unallocated Shared Expenses

Corporate and unallocated shared expenses are as follows:

	Quarter Ended			Six Months Ended
(in millions)	March 28, 2009	March 29, 2008	Change	March 28, 2009	March 29, 2008	Change
Corporate and unallocated shared expenses	$(92)	$(97)	5%	$(172)	$(189)	9%

Corporate and unallocated shared expense decreased for the quarter and six months primarily due to an increase in allocation of costs to business segments.

Net Interest Expense

Net interest expense is as follows:

	Quarter Ended			Six Months Ended
(in millions)	March 28, 2009	March 29, 2008	Change	March 28, 2009	March 29, 2008	Change
Interest expense	$(150)	$(186)	19%	$(318)	$(402)	21%
Interest and investment income	22	39	(44) %	51	132	(61) %

Net interest expense	$(128)	$(147)	13%	$(267)	$(270)	1%

The decrease in interest expense for the quarter and six months was primarily due to lower effective interest rates.

Interest and investment income for the quarter decreased primarily due to lower effective interest rates. Interest and investment income for the six months decreased as the prior-year quarter included a gain on the sale of an investment and a recovery in connection with the Company’s leveraged lease investment with Delta Air Lines which had been written off previously.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

Income Taxes

The effective income tax rate is as follows:

	Quarter Ended			Six Months Ended
	March 28, 2009	March 29, 2008	Change	March 28, 2009	March 29, 2008	Change
Effective Income Tax Rate	34.8%	37.6%	(2.8) ppt	35.7%	37.4%	(1.7) ppt

The decrease in the effective income tax rate for the quarter and six months was primarily due to the favorable impacts of legislative changes and the resolution of certain prior-year income tax matters, partially offset by the impact of a non-deductible impairment charge that was recorded in the second quarter of the current year.

Minority Interests

Minority interest expense is follows:

	Quarter Ended			Six Months Ended
(in millions)	March 28, 2009	March 29, 2008	Change	March 28, 2009	March 29, 2008	Change
Minority interest expense	$(40)	$(50)	20%	$(46)	$(74)	38%

The decrease in minority interest expense for the quarter was due to the impact of lower performance at Disneyland Resort Paris, partially offset by increased profits at ESPN. For the six months, minority interest expense decreased due to the impact of lower performance at Disneyland Resort Paris, partially offset by the impact of improved performance at Hong Kong Disneyland. The minority interest is determined on income after royalties, financing costs and income taxes.

FINANCIAL CONDITION

The change in cash and cash equivalents is as follows:

	Six Months Ended
(in millions)	March 28, 2009	March 29, 2008	Change
Cash provided by operations	$2,067	$3,265	$(1,198)
Cash used in investing activities	(1,054)	(807)	(247)
Cash used by financing activities	(645)	(2,268)	1,623

Increase in cash and cash equivalents	$368	$190	$178

Operating Activities

Cash provided by operations decreased by $1.2 billion to $2.1 billion primarily due to lower segment operating results and higher net investment in film and television productions, partially offset by lower income tax payments and favorable working capital impacts.

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

The Company’s film and television production and programming activity for the six months ended March 28, 2009 and March 29, 2008 are as follows:

	Six Months Ended
(in millions)	March 28, 2009	March 29, 2008
Beginning balances:
Production and programming assets	$5,935	$5,682
Programming liabilities	(1,108)	(1,210)

	4,827	4,472

Spending:
Film and television production	1,807	1,423
Broadcast programming	2,246	2,161

	4,053	3,584

Amortization:
Film and television production	(1,576)	(1,635)
Broadcast programming	(1,940)	(2,005)

	(3,516)	(3,640)

Change in film and television production and programming costs	537	(56)
Other non-cash activity	(44)	4

Ending balances:
Production and programming assets	6,374	5,524
Programming liabilities	(1,054)	(1,104)

	$5,320	$4,420

Investing Activities

Cash used by investing activities during the six months ended March 28, 2009 of $1.1 billion included $749 million of investments in parks, resorts and other property and $487 million of acquisitions, partially offset by proceeds of $185 million from the sale of our investment in two pay television services in Latin America.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

During the six months ended March 28, 2009 and March 29, 2008, investment in parks, resorts and other properties were as follows:

	Six Months Ended
(in millions)	March 28, 2009	March 29, 2008
Media Networks
Cable Networks	$51	$48
Broadcasting	64	42

Total Media Networks	115	90

Parks and Resorts
Domestic	457	305
International	46	73

Total Parks and Resorts	503	378

Studio Entertainment	83	60
Consumer Products	13	15
Interactive Media	10	12
Corporate	25	41

Total investment in parks, resorts and other property	$749	$596

The increase in capital expenditures for the six months reflected a construction progress payment on the new cruise ships, the expansion at Disney’s California Adventure, new broadcast facilities, and new production facilities at Studio Entertainment.

Financing Activities

Cash used by financing activities during the six months ended March 28, 2009 of $645 million reflected dividend payments which were comparable to the prior-year period. The decrease in cash used by financing activities from the prior six-month period was primarily due to a reduction in share repurchases.

During the six months ended March 28, 2009, the Company’s borrowing activity was as follows:

(in millions)	September 27, 2008	Additions	Payments	Other Activity	March 28, 2009
Commercial paper borrowings	$1,985	$—	$(919)	$—	$1,066
U.S. medium-term notes	7,005	1,500	(125)	(9)	8,371
European medium-term notes	318	—	—	12	330
Capital Cities/ABC debt	178	—	(60)	(2)	116
Film financing	248	231	(105)	18	392
Other (1)	1,199	8	(2)	126	1,331
Euro Disney borrowings (2)	2,457	—	(59)	(183)	2,215
Hong Kong Disneyland borrowings (3)	1,249	—	(375)	33	907

Total	$14,639	$1,739	$(1,645)	$(5)	$14,728

(1)	The other activity is primarily market value adjustments for debt with qualifying hedges.
(2)	The other activity is primarily the impact of foreign currency translation as a result of the strengthening of the U.S. dollar against the Euro.
(3)	In October 2008, Hong Kong Disneyland borrowed funds from the Company that were used to repay Hong Kong Disneyland’s commercial term loan and revolving credit facility.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

The Company’s bank facilities as of March 28, 2009 were as follows:

(in millions)	Committed Capacity	Capacity Used	Unused Capacity
Bank facilities expiring February 2010	$2,225	$—	$2,225
Bank facilities expiring February 2011	2,225	247	1,978

Total	$4,450	$247	$4,203

These bank facilities allow for borrowings at LIBOR-based rates plus a spread, which depends on the Company’s public debt rating and can range from 0.175% to 0.75%. As of March 28, 2009, the Company had not borrowed under these bank facilities. The Company also has the ability to issue up to $800 million of letters of credit under the facility expiring in February 2011, which if utilized, reduces available borrowings under this facility. As of March 28, 2009, $247 million of letters of credit had been issued under this facility.

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

During the six months ended March 28, 2009, the Company repurchased 3 million shares of its common stock for approximately $104 million. As of March 28, 2009, the Company had remaining authorization in place to repurchase approximately 180 million additional shares. The repurchase program does not have an expiration date.

We believe that the Company’s financial condition is strong and that its cash balances, other liquid assets, operating cash flows, access to debt and equity capital markets and borrowing capacity, taken together, provide adequate resources to fund ongoing operating requirements and future capital expenditures related to the expansion of existing businesses and development of new projects. However, the Company’s operating cash flow and access to the capital markets can be impacted by macroeconomic factors outside of its control. In addition to macroeconomic factors, the Company’s borrowing costs can be impacted by short and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on the Company’s performance as measured by certain credit metrics such as interest coverage and leverage ratios. As of March 28, 2009, Moody’s Investors Service’s long and short-term debt ratings for the Company were A2 and P-1, respectively, with stable outlook; and Standard & Poor’s long and short-term debt ratings for the Company were A and A-1, respectively, with negative outlook. The Company’s bank facilities contain only one financial covenant, relating to interest coverage, which the Company met on March 28, 2009, by a significant margin. The Company’s bank facilities also specifically exclude certain entities, such as Euro Disney and Hong Kong Disneyland, from any representations, covenants or events of default.

Euro Disney has annual covenants under its debt agreements that limit its investment and financing activities and require it to meet certain financial performance covenants. Euro Disney was in compliance with these covenants for fiscal 2008.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

COMMITMENTS AND CONTINGENCIES

Legal Matters

As disclosed in Note 11 to the Condensed Consolidated Financial Statements, the Company has exposure for certain legal matters.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

With respect to television series or other television productions intended for broadcast, the most sensitive factors affecting estimates of Ultimate Revenues is the program’s rating and the strength of the advertising market. Program ratings, which are an indication of market acceptance, directly affect the Company’s ability to generate advertising revenues during the airing of the program. In addition, television series with greater market acceptance are more likely to generate incremental revenues through the eventual sale of the program rights in the syndication, international and home entertainment markets. Alternatively, poor ratings may result in a television series cancellation, which would require the immediate write-off of any unamortized production costs. A significant decline in the advertising market would also negatively impact our estimates.

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

Revenue Recognition

The Company has revenue recognition policies for its various operating segments that are appropriate to the circumstances of each business. See Note 2 to the Consolidated Financial Statements in the 2008 Annual Report on Form 10-K as amended on Form 8-K dated February 3, 2009 for a summary of these revenue recognition policies.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

Revenues from advance theme park ticket sales are recognized when the tickets are used. For non-expiring, multi-day tickets, we recognize revenue over a three-year time period based on estimated usage, which is derived from historical usage patterns. A change from the estimated usage patterns could have an impact on the timing of revenue recognition.

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

Goodwill, Intangible Assets and Investments

SFAS 142 requires that goodwill and other indefinite-lived intangible assets be tested for impairment on an annual basis and between annual tests if current events or circumstances require an interim impairment assessment. As required by SFAS 142, goodwill is allocated to various reporting units, which are generally one reporting level below the operating segment. SFAS 142 requires the Company to compare the fair value of each reporting unit to its carrying amount to determine if there is potential goodwill impairment. If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than the carrying value of its goodwill.

To determine the fair value of our reporting units, we generally use a present value technique (discounted cash flow) corroborated by market multiples when available and as appropriate. We applied what we believe to be the most appropriate valuation methodology for each of our reporting units. The discounted cash flow analyses are sensitive to our estimates of future revenue growth and margins for these businesses. We include in the projected cash flows an estimate of the revenue we believe the reporting unit would receive if the intellectual property developed by the reporting unit that is being used by other reporting units was licensed to an unrelated third party at its fair market value. These amounts are not necessarily the same as those included in segment operating results.

In light of recent adverse economic conditions in the global economy, the Company’s long-term cash flow projections are subject to a greater degree of uncertainty than usual. If we had established different reporting units or utilized different valuation methodologies or assumptions, the impairment test results could differ and we could be required to record impairment charges. Because of the way the accounting rules work, a relatively modest reduction in our estimate of the fair value of our Broadcasting reporting unit could result in a significant goodwill impairment charge.

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

The Company has cost and equity investments. The fair value of these investments is dependent on the performance of the investee companies, as well as volatility inherent in the external markets for these investments. In assessing potential impairment for these investments, we consider these factors as well as forecasted financial performance of our investees and market values, where available. If these forecasts are not met or market values indicate an other-than-temporary decline in value, impairment charges may be required.

During the quarter ended March 28, 2009, the Company evaluated the recoverability of certain intangible assets, investments and long-lived assets given the deterioration in the business climate and recorded non-cash impairment charges of $203 million including a $108 million write down of radio FCC licenses and $46 million related to its investment in the UTV Group. The impairment charges related to the radio FCC licenses reflected overall market declines in the radio markets in which we operate. See Note 3 to the Condensed Consolidated Financial Statements for further discussion of the impairment charge related to the UTV Group.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

Stock Option Compensation Expense

Compensation expense for stock options is estimated on the date of grant using a binomial valuation model. The weighted average assumptions used in the binomial valuation model during the six months ended March 28, 2009 were 47% for the expected volatility, 1.4 for the expected exercise multiple (the multiple of exercise price to grant price at which exercises are expected to occur on average) and 8% for the expected termination rate. Although the initial fair value of stock options is not adjusted after the grant date, changes in the Company’s assumptions may change the estimated fair value of and therefore, the expense related to future stock option grants. The assumptions that cause the greatest variation in fair value in the binomial valuation model are the assumed volatility and expected exercise multiple. Increases or decreases in either the assumed volatility or expected exercise multiple will cause the binomial option value to increase or decrease, respectively.

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

MARKET RISK

The Company is exposed to the impact of interest rate changes, foreign currency fluctuations, commodity fluctuations and changes in the market values of its investments. See Notes 13 and 14 to the Condensed Consolidated Financial Statements for information regarding the impact of derivative instruments on the Company’s financial statements.

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

Our objective in managing exposure to foreign currency fluctuations is to reduce volatility of earnings and cash flow in order to allow management to focus on core business issues and challenges. Accordingly, the Company enters into various contracts that change in value as foreign exchange rates change to protect the U.S. dollar equivalent value of its existing foreign currency assets, liabilities, commitments and forecasted foreign currency revenues. The Company utilizes option strategies and forward contracts that provide for the sale of foreign currencies to hedge probable, but not firmly committed, transactions. The Company also uses forward contracts to hedge foreign currency assets and liabilities. The principal foreign currencies hedged are the Euro, British pound, Japanese yen and Canadian dollar. Cross-currency swaps are used to effectively convert foreign currency denominated borrowings to U.S. dollar denominated borrowings. By policy, the Company hedges its forecasted foreign

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

currency transactions for periods generally not to exceed five years within an established minimum and maximum range of annual exposure. The gains and losses on these contracts offset changes in the U.S. dollar equivalent value of the related exposures.

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

Based on their evaluation as of March 28, 2009, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

There have been no changes in our internal controls over financial reporting during the second quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

Since our Form 10-Q filing for the quarter ended December 27, 2008, developments identified below occurred in the following legal proceeding.

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

On October 19, 2006, the parties stipulated to SSI’s filing its Fourth Amended Answer and Counterclaims (Fourth Amended Answer) seeking (a) to invalidate the Hunt termination notice, (b) to terminate the Company’s rights vis-à-vis SSI, and (c) damages in excess of two billion dollars, among other relief. That stipulation also provided that Hunt and the Company need not respond to the Fourth Amended Answer until the conclusion of two events: the state court appeal in Stephen Slesinger, Inc. v. The Walt Disney Company, and the trial in the District Court on the validity of the Hunt termination notice. SSI then sought to withdraw both the Fourth Amended Answer and its stipulation, but on November 3, 2006, the District Court denied that request. SSI’s motion for summary judgment on the validity of Hunt’s 2002 attempt to recapture E. H. Shepard’s rights was granted on February 15, 2007, and thereafter, on March 27, 2007, the District Court dismissed as moot all claims against Hunt and three of SSI’s counterclaims against the Company related to the Company’s agreements with Milne and Hunt concerning the termination and disposition of their rights. On January 3, 2008, the California Supreme Court denied SSI’s petition for review in the state court action, whereupon on April 21, 2008, the Company moved for summary judgment on all of SSI’s claims in the District Court action. On June 3, 2008, the District Court ordered further briefing on the issue of whether SSI’s misconduct in the state court action warrants dismissal of all of its claims in the District Court, and then on July 29, 2008, the District Court referred the summary judgment motion to a Special Master. On March 26, 2009, the Special Master issued a recommendation under seal to the District Court, before which it remains pending.

Relatedly, on December 4, 2006, August 22, 2007, February 8, April 18, August 27 and October 31, 2008, and February 17, 2009, SSI initiated proceedings in the United States Patent and Trademark Office (PTO) seeking cancellation of certain Winnie the Pooh trademark registrations and opposing applications for other Winnie the Pooh trademarks. The PTO has suspended all the proceedings on the grounds that the relief sought is effectively duplicative of that sought in the Fourth Amended Answer. On April 9, 2009, the PTO granted SSI an extension to July 29, 2009, to initiate a proceeding opposing another Winnie the Pooh trademark application. Also, on April 18, October 16 and October 27, 2008, SSI initiated actions before the Canadian Intellectual Property Office (“CIPO”) opposing applications for certain Winnie the Pooh trademarks. On September 4, 2008, and February 12 and March 10, 2009, the Company filed answers to the actions before the CIPO, denying SSI’s claims.

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

Recent changes in U.S., global, or regional economic conditions have had and could continue to have an adverse effect on the profitability of some or all of our businesses.

Recent turmoil in the financial markets has adversely affected economic activity in the United States and other regions of the world in which we do business. There is evidence that this is affecting demand for some of our products and services, and a continued decline in economic activity could continue to adversely affect demand for any of our businesses, thus reducing our revenue and earnings. The decline in economic conditions has reduced and could continue to reduce attendance and spending at one or more of our parks and resorts, purchase of advertising on our broadcast and cable networks and owned stations, performance of our home entertainment releases, and purchases of Company-branded consumer products. A continuing decline in economic conditions could also reduce prices for advertising sold by our businesses or the prices that cable service providers pay for our cable programming. Economic conditions have also and could continue to impair the ability of those with whom we do business to satisfy their obligations to us. In addition, an increase in price levels generally, or in price levels in a particular sector such as the energy sector, could result in a shift in consumer demand away from the entertainment and consumer products we offer, which could also adversely affect our revenues and, at the same time, increase our costs. Changes in exchange rates for foreign currencies may reduce international demand for our products, increase our labor or supply costs in non-United States markets, or reduce the United States dollar value of revenue we receive from other markets.

PART II. OTHER INFORMATION (continued)

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended March 28, 2009:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
December 28, 2008 – January 31, 2009	759,806	$20.88	—	180 million
February 1, 2009 – February 28, 2009	183,822	18.62	—	180 million
March 1, 2009 – March 28, 2009	213,895	17.05	—	180 million

Total	1,157,523	19.82	—	180 million

(1)

1,157,523 shares were purchased on the open market to provide shares to participants in the Walt Disney Investment Plan (WDIP) and Employee Stock Purchase Plan (ESPP). These purchases were not made pursuant to a publicly announced repurchase plan or program.

(2)

Under a share repurchase program implemented effective June 10, 1998, the Company is authorized to repurchase shares of its common stock. On May 1, 2007, following share repurchases made through May 1, 2007, the Company’s Board of Directors increased the repurchase authorization to a total of 400 million shares as of that date. The repurchase program does not have an expiration date.

ITEM 4. Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of security holders during the Company’s annual meeting of shareholders held on March 10, 2009.

1.	Election of Directors:	For	Against	Abstentions
	Susan E. Arnold	1,421,844,734	142,629,364	4,760,597
	John E. Bryson	1,444,456,659	118,893,946	5,884,090
	John S. Chen	1,410,816,595	153,549,754	4,868,346
	Judith L. Estrin	1,437,515,522	125,957,241	5,761,932
	Robert A. Iger	1,447,108,142	118,305,083	3,821,470
	Steven P. Jobs	1,446,031,684	118,143,914	5,059,097
	Fred H. Langhammer	1,417,083,776	147,128,094	5,022,825
	Aylwin B. Lewis	1,397,722,639	166,281,733	5,230,323
	Monica C. Lozano	1,444,694,704	118,929,106	5,610,885
	Robert W. Matschullat	1,446,229,187	118,087,545	4,917,963
	John E. Pepper, Jr.	1,421,259,276	142,979,605	4,995,814
	Orin C. Smith	1,439,811,325	124,435,445	4,987,925

2.	Ratification of PricewaterhouseCoopers LLP as registered public accountants	1,548,822,719	17,770,985	2,640,991

		For	Against	Abstentions	Broker Non-Votes
3.	Approval of amendments to the Amended and Restated 2005 Stock Incentive Plan	1,004,607,022	269,538,315	3,762,584	291,326,774

4.	Approval of terms of the Amended and Restated 2002 Executive Performance Plan	1,204,374,599	69,384,542	4,148,780	291,326,774

5.	Shareholder proposal relating to political contributions	301,806,145	763,690,620	212,411,156	291,326,774

6.	Shareholder proposal relating to death benefits	348,661,925	905,501,202	23,744,794	291,326,774

7.	Shareholder proposal relating to shareholder advisory vote on executive compensation	495,011,413	673,159,075	109,737,433	291,326,774

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
Thomas O. Staggs, Senior Executive Vice President and Chief Financial Officer

May 5, 2009

Burbank, California

INDEX OF EXHIBITS

Number and Description of Exhibit (Numbers Coincide with Item 601 of Regulation S-K)		Document Incorporated by Reference rom a Previous Filing or Filed Herewith, as Indicated below

10.1	Amended and Restated 2005 Stock Incentive Plan	Annex A of the Registrant’s Proxy Statement dated January 16, 2009

10.2	Amended and Restated 2002 Executive Performance Plan	Exhibit 10.2 to the Current Report on Form 8-K of the Company filed March 12, 2009

10.3	Form of Non-Qualified Stock Option Award Agreement (Seven-year Form)	Filed herewith

31(a)	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31(b)	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32(a)	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished

32(b)	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished

*    A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.