Form 10-Q
period 2009-06-27
WALT DISNEY CO/
filed 2009-07-30
CIK 1001039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 27, 2009	Commission File Number 1-11605

Incorporated in Delaware	I.R.S. Employer Identification
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

Yes             No          X

There were 1,858,556,517 shares of common stock outstanding as of July 27, 2009.

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

THE WALT DISNEY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited; in millions, except per share data)

	Quarter Ended		Nine Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008

Revenues	$8,596	$9,236	$26,282	$28,398

Costs and expenses	(6,998)	(7,215)	(22,180)	(22,446)

Restructuring and impairment charges	(21)	—	(326)	—

Other income	—	32	114	32

Net interest expense	(75)	(141)	(342)	(411)

Equity in the income of investees	155	175	449	442

Income before income taxes and minority interests	1,657	2,087	3,997	6,015

Income taxes	(626)	(712)	(1,462)	(2,183)

Minority interests	(77)	(91)	(123)	(165)

Net income	$954	$1,284	$2,412	$3,667

Earnings per share:
Diluted	$0.51	$0.66	$1.29	$1.87

Basic	$0.51	$0.68	$1.30	$1.93

Weighted average number of common and common equivalent shares outstanding:
Diluted	1,874	1,940	1,871	1,963

Basic	1,857	1,900	1,855	1,896

See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited; in millions, except per share data)

	June 27, 2009	September 27, 2008
ASSETS
Current assets
Cash and cash equivalents	$3,128	$3,001
Receivables	4,944	5,373
Inventories	1,229	1,124
Television costs	566	541
Deferred income taxes	1,024	1,024
Other current assets	608	603

Total current assets	11,499	11,666
Film and television costs	5,306	5,394
Investments	1,668	1,563
Parks, resorts and other property, at cost
Attractions, buildings and equipment	31,894	31,493
Accumulated depreciation	(17,061)	(16,310)

	14,833	15,183
Projects in progress	1,293	1,169
Land	1,161	1,180

	17,287	17,532

Intangible assets, net	2,305	2,428
Goodwill	22,366	22,151
Other assets	2,153	1,763

	$62,584	$62,497

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and other accrued liabilities	$4,767	$5,980
Current portion of borrowings	1,142	3,529
Unearned royalties and other advances	2,697	2,082

Total current liabilities	8,606	11,591

Borrowings	12,552	11,110
Deferred income taxes	2,636	2,350
Other long-term liabilities	3,392	3,779
Minority interests	1,102	1,344
Commitments and contingencies
Shareholders’ equity
Preferred stock, $.01 par value
Authorized – 100 million shares, Issued – none	—	—
Common stock, $.01 par value
Authorized – 3.6 billion shares, Issued – 2.6 billion shares	26,840	26,546
Retained earnings	30,137	28,413
Accumulated other comprehensive loss	(22)	(81)

	56,955	54,878
Treasury stock, at cost, 780.3 million shares at June 27, 2009 and 777.1 million shares at September 27, 2008	(22,659)	(22,555)

	34,296	32,323

	$62,584	$62,497

See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in millions)

	Nine Months Ended
	June 27, 2009	June 28, 2008
OPERATING ACTIVITIES
Net income	$2,412	$3,667
Depreciation and amortization	1,206	1,178
Gain on sale of equity investment	(114)	(14)
Deferred income taxes	283	(48)
Equity in the income of investees	(449)	(442)
Cash distributions received from equity investees	375	367
Minority interests	123	165
Net change in film and television costs	(280)	(67)
Equity-based compensation	336	290
Impairment charges	206	—
Other	(253)	(169)
Changes in operating assets and liabilities:
Receivables	506	(700)
Inventories	(71)	(224)
Other assets	(382)	(23)
Accounts payable and other accrued liabilities	(488)	230
Income taxes	(84)	(9)

Cash provided by operations	3,326	4,201

INVESTING ACTIVITIES
Investments in parks, resorts and other property	(1,127)	(949)
Proceeds from sale of equity investment	185	14
Acquisitions	(510)	(488)
Other	1	42

Cash used in investing activities	(1,451)	(1,381)

FINANCING ACTIVITIES
Commercial paper repayments, net	(1,985)	(1,447)
Borrowings	1,747	1,000
Repayments of borrowings	(795)	(288)
Dividends	(648)	(664)
Repurchases of common stock	(104)	(2,994)
Exercise of stock options and other	37	492

Cash used in financing activities	(1,748)	(3,901)

Increase / (Decrease) in cash and cash equivalents	127	(1,081)
Cash and cash equivalents, beginning of period	3,001	3,670

Cash and cash equivalents, end of period	$3,128	$2,589

See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

1.	Principles of Consolidation

These Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, we believe that we have included normal recurring adjustments necessary for a fair statement of the results for the interim period. Operating results for the quarter and nine months ended June 27, 2009 are not necessarily indicative of the results that may be expected for the year ending October 3, 2009. Certain reclassifications have been made in the prior year financial statements to conform to the current year presentation.

The Company evaluated subsequent events through July 30, 2009. These financial statements should be read in conjunction with the financial statements included in the Company’s 2008 Annual Report on Form 10-K as supplemented on Form 8-K dated February 3, 2009.

In December 1999, DVD Financing, Inc. (DFI), a subsidiary of Disney Vacation Development, Inc. and an indirect subsidiary of the Company, completed a receivables sale transaction that established a facility that permitted DFI to sell receivables arising from the sale of vacation club memberships on a periodic basis. In connection with this facility, DFI prepares separate financial statements, although its separate assets and liabilities are also consolidated in these financial statements. DFI’s ability to sell new receivables under this facility ended on December 4, 2008. (See Note 13 for further discussion of this facility in the Company’s disclosures related to FSP FAS 140-4 and FIN 46(R)-8).

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

Beginning with the first quarter fiscal 2009 financial statements, the Company began reporting the Disney Interactive Media Group along with certain new business initiatives as “Interactive Media” for segment reporting purposes. The Company combined the operations and management of Disney Interactive Studios and the Walt Disney Internet Group into a new business unit, the Disney Interactive Media Group which creates and delivers Disney-branded entertainment and lifestyle content across interactive media platforms. The primary operating businesses of the Disney Interactive Media Group are Disney Interactive Studios, which produces video games for global distribution, and Disney Online, which produces web sites and online virtual worlds in the United States and internationally. The Disney Interactive Media Group also manages the Company’s Disney-branded mobile phone initiatives and provides technical infrastructure services to the Company’s non Disney-branded websites, such as ABC.com and ESPN.com, and to its Disney-branded e-commerce websites, principally Disneystore.com and Walt Disney Parks and Resorts Online. The Disney Interactive Media Group is reimbursed for the cost of providing these technical infrastructure services, and since these other websites are managed within the Company’s other segments, the financial results of these websites are reported within the Company’s other segments.

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

	Quarter Ended		Nine Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Revenues(1) :
Media Networks	$3,961	$4,054	$11,484	$11,713
Parks and Resorts	2,751	3,038	7,823	8,535
Studio Entertainment	1,261	1,433	4,641	5,896
Consumer Products	510	569	1,779	1,680
Interactive Media	113	142	555	574

	$8,596	$9,236	$26,282	$28,398

Segment operating income (loss) (1):
Media Networks	$1,319	$1,520	$3,280	$3,805
Parks and Resorts	521	641	1,074	1,485
Studio Entertainment	(12)	97	188	988
Consumer Products	96	153	458	567
Interactive Media	(75)	(91)	(181)	(138)

	$1,849	$2,320	$4,819	$6,707

(1)

Studio Entertainment segment revenues and operating income include an allocation of Consumer Products and Interactive Media revenues, which is meant to reflect royalties on sales of merchandise based on certain Studio film properties. The increases/(decreases) related to these allocations on segment revenues and operating income as reported in the above table are as follows:

	Quarter Ended		Nine Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Studio Entertainment	$21	$37	$98	$142
Consumer Products	(20)	(30)	(85)	(119)
Interactive Media	(1)	(7)	(13)	(23)

	$–	$–	$–	$–

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

A reconciliation of segment operating income to income before income taxes and minority interests is as follows:

	Quarter Ended		Nine Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Segment operating income	$1,849	$2,320	$4,819	$6,707
Corporate and unallocated shared expenses	(96)	(124)	(268)	(313)
Restructuring and impairment charges	(21)	—	(326)	—
Other income	—	32	114	32
Net interest expense	(75)	(141)	(342)	(411)

Income before income taxes and minority interests	$1,657	$2,087	$3,997	$6,015

3.	Acquisitions

In December 2008, the Company acquired an additional 26% interest in Jetix Europe N.V., a publicly traded pan-European kids’ entertainment company, for approximately $353 million (bringing our total ownership interest to over 99%). The Company intends to acquire the remaining outstanding shares through statutory buy-out proceedings. The Company is in the process of finalizing its allocation of the purchase price to the assets acquired and liabilities assumed.

On May 9, 2008, the Company acquired an 18% interest (bringing its fully diluted interest to 32%) in UTV Software Communications Limited (UTV), a media company headquartered and publicly traded in India, for approximately $197 million. In accordance with Indian securities regulations, the Company was required to make an open tender offer to purchase up to an additional 23% of UTV’s publicly traded voting shares for a price equivalent to the May 9th, 2008 Indian rupee purchase price. In November 2008, the Company completed the open offer and acquired an incremental 23% of UTV’s voting shares for approximately $138 million. Due to the change in the exchange rate between the US dollar and the Indian rupee from May to November, the US dollar price per share was lower in November as compared to May. UTV’s founder has a four year option to buy all or a portion of the shares acquired by the Company during the open offer period at a price no less than the Company’s open offer price. If the trading price upon exercise of the option exceeds the price paid by the Company, then the option price is capped at the Company’s open offer price plus a 10% annual return. The Company does not have the right to vote the shares subject to the option until the expiration of the option and accordingly the Company’s ownership interest in voting shares is 48%. In addition to the acquisition of UTV, on August 5, 2008, the Company invested $28 million in a UTV subsidiary, UTV Global Broadcasting Limited (along with UTV, the “UTV Group”). The UTV Group is accounted for under the equity method.

Although UTV’s performance to date has generally been consistent with our expectations, in light of current economic conditions we have tempered our future expectations. Based on the Company’s internal valuation of the UTV business, which was estimated using a discounted cash flow model, we recorded non-cash impairment charges totaling $49 million. The Company’s carrying value of its investment in the UTV Group of $305 million significantly exceeds the current trading value, and the Company will continue to monitor its investment in the UTV Group.

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

4.	Dispositions and Other Income

Dispositions

On December 22, 2008, the Company sold its investment in two pay television services in Latin America for approximately $185 million, resulting in a pre-tax gain of $114 million reported in “Other income” in the Condensed Consolidated Statements of Income.

Other income

During the quarter and nine months ended June 27, 2009 and June 28, 2008, respectively, other income was as follows:

	Quarter Ended		Nine Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Gain on sale of investment in two pay television services in Latin America	$—	—	$114	$—
Gain on sale of movies.com	—	14	—	14
Accounting gain related to the acquisition of the Disney Stores in North America	—	18	—	18

	$—	$32	$114	$32

5.	Borrowings

During the nine months ended June 27, 2009, the Company’s borrowing activity was as follows:

	September 27, 2008	Additions	Payments	Other Activity	June 27, 2009
Commercial paper	$1,985	$—	$(1,985)	$—	$—
U.S. medium-term notes	7,005	1,500	(130)	(8)	8,367
European medium-term notes	318	—	—	17	335
Other foreign currency denominated debt	825	—	—	22	847
Capital Cities/ABC debt	178	—	(60)	(2)	116
Film financing	248	247	(133)	23	385
Other (1)	374	—	(6)	95	463
Euro Disney borrowings (2)	2,457	—	(91)	(101)	2,265
Hong Kong Disneyland borrowings	1,249	—	(375)	42	916

Total	$14,639	$1,747	$(2,780)	$88	$13,694

(1)	The other activity is primarily market value adjustments for debt with qualifying hedges.
(2)	The other activity is primarily the impact of foreign currency translation as a result of the strengthening of the U.S. dollar against the Euro.

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

6.	Euro Disney and Hong Kong Disneyland

The Company has a 51% effective ownership interest in the operations of Euro Disney and a 43% ownership interest in the operations of Hong Kong Disneyland which are both consolidated in the Company’s financial statements.

The following table presents a condensed consolidating balance sheet for the Company as of June 27, 2009, reflecting the impact of consolidating the balance sheets of Euro Disney and Hong Kong Disneyland.

	Before Euro Disney and Hong Kong Disneyland Consolidation	Euro Disney, Hong Kong Disneyland and Adjustments	Total
Cash and cash equivalents	$2,661	$467	$3,128
Other current assets	8,140	231	8,371

Total current assets	10,801	698	11,499
Investments	2,560	(892)	1,668
Fixed assets	12,865	4,422	17,287
Other assets	32,073	57	32,130

Total assets	$58,299	$4,285	$62,584

Current portion of borrowings	$1,017	$125	$1,142
Other current liabilities	6,912	552	7,464

Total current liabilities	7,929	677	8,606
Borrowings	9,496	3,056	12,552
Deferred income taxes and other long-term liabilities	5,857	171	6,028
Minority interest	721	381	1,102
Shareholders’ equity	34,296	—	34,296

Total liabilities and shareholders’ equity	$58,299	$4,285	$62,584

The following table presents a condensed consolidating income statement of the Company for the nine months ended June 27, 2009, reflecting the impact of consolidating the income statements of Euro Disney and Hong Kong Disneyland.

	Before Euro Disney and Hong Kong Disneyland Consolidation	Euro Disney, Hong Kong Disneyland and Adjustments	Total
Revenues	$24,885	$1,397	$26,282
Cost and expenses	(20,736)	(1,444)	(22,180)
Restructuring and impairment charges	(326)	—	(326)
Other income	114	—	114
Net interest expense	(232)	(110)	(342)
Equity in the income of investees	381	68	449

Income before income taxes and minority interests	4,086	(89)	3,997
Income taxes	(1,462)	—	(1,462)
Minority interests	(212)	89	(123)

Net income	$2,412	$—	$2,412

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

The following table presents a condensed consolidating cash flow statement of the Company for the nine months ended June 27, 2009, reflecting the impact of consolidating the cash flow statements of Euro Disney and Hong Kong Disneyland.

	Before Euro Disney and Hong Kong Disneyland Consolidation	Euro Disney, Hong Kong Disneyland and Adjustments	Total
Cash provided (used) by operations	$3,352	$(26)	$3,326
Investments in parks, resorts and other property	(1,052)	(75)	(1,127)
Other investing activities	(665)	341	(324)
Cash used by financing activities	(1,282)	(466)	(1,748)

Increase / (decrease) in cash and cash equivalents	353	(226)	127
Cash and cash equivalents, beginning of period	2,308	693	3,001

Cash and cash equivalents, end of period	$2,661	$467	$3,128

7.	Pension and Other Benefit Programs

The components of net periodic benefit cost are as follows:

	Pension Plans				Postretirement Medical Plans
	Quarter Ended		Nine Months Ended		Quarter Ended		Nine Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Service cost	$42	$44	$125	$134	$5	$5	$13	$16
Interest cost	91	81	272	242	17	15	53	47
Expected return on plan assets	(93)	(89)	(279)	(267)	(6)	(6)	(19)	(19)
Recognized net actuarial loss	1	10	4	28	(3)	—	(8)	1

Net periodic benefit cost	$41	$46	$122	$137	$13	$14	$39	$45

During the nine months ended June 27, 2009, the Company made contributions to its pension and postretirement medical plans totaling $468 million, which included discretionary contributions above the minimum requirements for pension plans. The Company does not anticipate making any material contributions to its pension and postretirement medical plans during the remainder of fiscal 2009.

At the beginning of the first quarter of fiscal 2009, the Company adopted the measurement provisions of SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FAS Statements No. 87, 88, 106, and 132(R) (SFAS 158). See Note 13 for the impact of adopting SFAS 158.

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

8.	Earnings Per Share

Diluted earnings per share amounts are based upon the weighted average number of common and common equivalent shares outstanding during the period and are calculated using the treasury stock method for equity-based compensation awards and assuming conversion of the Company’s convertible senior notes through the redemption date which occurred in the third quarter of fiscal 2008. Stock options and restricted stock units were excluded from the diluted earnings per share calculation to the extent they were anti-dilutive, and amounted to 149 million and 74 million shares for the quarters ended June 27, 2009 and June 28, 2008, respectively, and 155 million and 67 million for the nine months ended June 27, 2009 and June 28, 2008, respectively. A reconciliation of net income and weighted average number of common and common equivalent shares outstanding for calculating diluted earnings per share is as follows:

	Quarter Ended		Nine Months Ended
	June 27, 2009	June 28, 2008	June 27 2009	June 28, 2008
Net income	$954	$1,284	$2,412	$3,667
Interest expense on convertible senior notes (net of tax)	—	1	—	12

	$954	$1,285	$2,412	$3,679

Shares (in millions):
Weighted average number of common shares outstanding (basic)	1,857	1,900	1,855	1,896
Weighted average dilutive impact of equity-based compensation awards	17	33	16	35
Weighted average assumed conversion of convertible senior notes	—	7	—	32

Weighted average number of common and common equivalent shares outstanding (diluted)	1,874	1,940	1,871	1,963

9.	Shareholders’ Equity

The Company declared a $648 million dividend ($0.35 per share) on December 3, 2008, related to fiscal 2008, which was paid on January 20, 2009, to shareholders of record on December 15, 2008. The Company paid a $664 million dividend ($0.35 per share) during the second quarter of fiscal 2008 related to fiscal 2007.

During the first nine months of fiscal 2009, the Company repurchased 3 million shares of its common stock for approximately $104 million. As of June 27, 2009, the Company had remaining authorization in place to repurchase approximately 180 million additional shares. The repurchase program does not have an expiration date.

The Company also has 1.0 billion shares of Internet Group Stock at $.01 par value authorized. No shares are issued or outstanding.

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

10.	Comprehensive Income

Comprehensive income (loss), net of tax, is as follows:

	Quarter Ended		Nine Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Net income	$954	$1,284	$2,412	$3,667
Market value adjustments for hedges and investments	(110)	61	26	33
Pension and postretirement medical adjustments	(8)	6	(17)	18
Foreign currency translation and other	49	(4)	(50)	47

Comprehensive income	$885	$1,347	$2,371	$3,765

Accumulated other comprehensive income (loss), net of tax, is as follows:

	June 27, 2009	September 27, 2008
Market value adjustments for hedges and investments	$104	$78
Foreign currency translation and other	87	137
Unrecognized pension and postretirement medical expense (1)	(213)	(296)

Accumulated other comprehensive loss	$(22)	$(81)

(1)

Pursuant to the adoption of the measurement provisions of SFAS 158, the Company recorded a $100 million benefit to the fiscal 2009 opening balance of accumulated other comprehensive income (loss). See Note 13 for further details on the impact of the adoption of SFAS 158.

11.	Equity-Based Compensation

The expense for stock options and restricted stock units (RSUs) is as follows:

	Quarter Ended		Nine Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Stock option compensation expense	$53	$42	$166	$156
RSU compensation expense	58	47	170	134

Total equity-based compensation expense	$111	$89	$336	$290

Unrecognized compensation cost related to unvested stock options and RSUs totaled approximately $366 million and $527 million, respectively, as of June 27, 2009.

In January 2009, the Company made stock compensation grants, which included its regular annual grant, consisting of 14 million stock options and 15 million RSUs, of which 3 million RSUs included market and/or performance conditions.

The weighted average grant date fair values per option issued during the nine months ended June 27, 2009, and June 28, 2008, were $7.43 and $8.19, respectively.

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

On October 19, 2006, the parties stipulated to SSI’s filing its Fourth Amended Answer and Counterclaims (Fourth Amended Answer) seeking (a) to invalidate the Hunt termination notice, (b) to terminate the Company’s rights vis-à-vis SSI, and (c) damages in excess of two billion dollars, among other relief. That stipulation also provided that Hunt and the Company need not respond to the Fourth Amended Answer until the conclusion of two events: the state court appeal in Stephen Slesinger, Inc. v. The Walt Disney Company, and the trial in the District Court on the validity of the Hunt termination notice. SSI then sought to withdraw both the Fourth Amended Answer and its stipulation, but on November 3, 2006, the District Court denied that request. SSI’s motion for summary judgment on the validity of Hunt’s 2002 attempt to recapture E. H. Shepard’s rights was granted on February 15, 2007, and thereafter, on March 27, 2007, the District Court dismissed as moot all claims against Hunt and three of SSI’s counterclaims against the Company related to the Company’s agreements with Milne and Hunt concerning the termination and disposition of their rights. On January 3, 2008, the California Supreme Court denied SSI’s petition for review in the state court action, whereupon on April 21, 2008, the Company moved for summary judgment on all of SSI’s claims in the District Court action. On June 3, 2008, the District Court ordered further briefing on the issue of whether SSI’s misconduct in the state court action warrants dismissal of all of its claims in the District Court, and then on July 29, 2008, the District Court referred the summary judgment motion to a Special Master, who rendered a sealed recommendation on March 26, 2009. On May 19, 2009, the District Court granted the Company’s motion for summary judgment and dismissed without prejudice SSI’s four contract and fraud counterclaims and invited the parties to file summary judgment motions on the remaining infringement and unfair competition claims.

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

Relatedly, on December 4, 2006, August 22, 2007, February 8, April 18, August 27 and October 31, 2008, and February 17 and July 27, 2009, SSI initiated proceedings in the United States Patent and Trademark Office (PTO) seeking cancellation of certain Winnie the Pooh trademark registrations and opposing applications for other Winnie the Pooh trademarks. Prior to July 27, the PTO had already suspended the then-pending proceedings on the grounds that the relief sought is effectively duplicative of that sought in the Fourth Amended Answer. Also, on April 18, October 16 and October 27, 2008, SSI initiated actions before the Canadian Intellectual Property Office (“CIPO”) opposing applications for certain Winnie the Pooh trademarks. On September 4, 2008, and February 12 and March 10, 2009, the Company filed answers to the actions before the CIPO, denying SSI’s claims.

The Company, together with, in some instances, certain of its directors and officers, is a defendant or codefendant in various other legal actions involving copyright, breach of contract and various other claims incident to the conduct of its businesses. Management does not expect the Company to suffer any material liability by reason of such actions.

Contractual Guarantees

The Company has guaranteed certain bond issuances by the Anaheim Public Authority that were used by the City of Anaheim to finance construction of infrastructure and a public parking facility adjacent to the Disneyland Resort. Revenues from sales, occupancy and property taxes from the Disneyland Resort and non-Disney hotels are used by the City of Anaheim to repay the bonds. In the event of a debt service shortfall, the Company is responsible for satisfying the shortfall. As of June 27, 2009, the remaining debt service obligation guaranteed by the Company was $376 million, of which $196 million was principal. To the extent that subsequent tax revenues exceed the debt service payments, the Company would be reimbursed for any shortfalls it funded. To date, tax revenues have exceeded the debt service payments for the Anaheim bonds.

ESPN STAR Sports, a joint-venture in which ESPN owns a 50% equity interest, has an agreement for global programming rights to International Cricket Council events from 2007 through 2015. Under the terms of the agreement, ESPN and the other joint-venture partner have jointly guaranteed the programming rights obligation of approximately $1.0 billion over the remaining term of the agreement.

Accounts Receivable Risk

In light of the recent turmoil in the domestic and global economy, our estimates and judgments with respect to the collectibility of our receivables have become subject to greater uncertainty than in more stable periods.

13.	New Accounting Pronouncements

EITF 07-1

In December 2007, the FASB issued Emerging Issues Task Force Issue No. 07-1, Accounting for Collaborative Arrangements (EITF 07-1). EITF 07-1 defines collaborative arrangements and establishes accounting and reporting requirements for transactions between participants in the arrangement and third parties. A collaborative arrangement is a contractual arrangement that involves a joint operating activity, for example an agreement to co-produce and distribute a motion picture with another studio. EITF 07-1 is effective for the Company’s 2010 fiscal year. The Company does not expect that the adoption of EITF 07-1 will have a material impact on its financial statements.

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

SFAS 141R

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations (SFAS 141(R)). SFAS 141(R) establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration, and certain acquired contingencies. SFAS 141(R) also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141(R) will be applicable prospectively to business combinations beginning in the Company’s 2010 fiscal year.

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

Through December 4, 2008, the Company sold mortgage receivables arising from the sales of its vacation ownership units under a receivables purchase facility that expired on December 4, 2008 and was not renewed. The Company sold $17 million and $113 million of mortgage receivables during the nine months ended June 27, 2009, and June 28, 2008, respectively, which resulted in immaterial gains.

The Company continues to service the sold receivables and has a residual interest in those receivables. As of June 27, 2009, the outstanding principal amount for sold mortgage receivables was $422 million and the carrying value of the Company’s residual interest, which is recorded in other long-term assets, was $63 million. See further discussion in Note 14.

The Company repurchases defaulted mortgage receivables at their outstanding balance. The Company did not make material repurchases in the nine months ended June 27, 2009 or June 28, 2008. The Company generally has been able to sell the repurchased vacation ownership units for amounts that exceed their carrying value.

The Company also provides credit support for the outstanding balance of the sold mortgage receivables which the mortgage receivable acquirer may draw on in the event of losses under the facility. During the third quarter, the Company amended certain terms of its agreement with the mortgage receivable acquirer including a provision for the Company to provide support for up to 70% of the outstanding balance of sold mortgage receivables. The Company maintains a reserve for estimated credit losses related to these receivables.

SFAS 166

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140 (SFAS 166). SFAS 166 eliminates the concept of a qualifying special-purpose entity, changes the requirements for derecognizing financial assets including limiting the circumstances in which a company can derecognize a portion of a financial asset, and requires additional disclosures. SFAS 166 is effective for the Company’s 2011 fiscal year. The Company does not believe that the adoption of SFAS 166 will have a material impact on its financial statements.

SFAS 167

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167). SFAS 167 revises the approach to determining when an entity that is insufficiently capitalized or not controlled through voting rights (referred to as a variable interest entity or VIE) should be consolidated. The new consolidation model for VIEs considers whether the enterprise has the power to direct the activities that most significantly impact the VIE’s economic performance and shares in the significant risks and rewards of the entity. SFAS 167 requires companies to continually reassess their involvement with VIEs to determine if consolidation is appropriate and provide additional disclosures about their involvement with them. SFAS 167 is effective for the Company’s 2011 fiscal year. The Company is assessing the potential effect of SFAS 167 on its financial statements.

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

The Company adopted SFAS 157 at the beginning of fiscal 2009 for fair value measurements of financial assets and liabilities and fair value measurements of non-financial assets and liabilities made on a recurring basis. In February 2008, the FASB issued FSP SFAS No. 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2), which delays the effective date for SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and liabilities until the Company’s 2010 fiscal year. The Company does not expect the adoption of SFAS 157 for nonrecurring fair value measurements of nonfinancial assets and liabilities will have a material impact on its financial statements.

SFAS 157 defines fair value as the amount that would be received for selling an asset or paid to transfer a liability in an orderly transaction between market participants and requires that assets and liabilities carried at fair value be classified and disclosed in the following three categories:

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

	Fair Value Measurements at June 27, 2009
Description	Level 1	Level 2	Level 3	Total
Assets
Investments	$48	$69	$2	$119
Derivatives (1)	—	575	—	575
Residual Interests	—	—	63	63
Liabilities
Derivatives (1)	—	(290)	—	(290)
Other	—	—	(11)	(11)

Total	$48	$354	$54	$456

(1)

The Company enters into master netting arrangements by counterparty with respect to certain derivative contracts. Contracts in a liability position totaling $228 million have been netted against contracts in an asset position in the Condensed Consolidated Balance Sheet.

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

The fair value of Level 2 investments is primarily determined by reference to market prices based on recent trading activity and other relevant information including pricing for similar securities as determined by third-party pricing services.

The fair values of Level 2 derivatives, which consist of interest rate and foreign currency hedges, are primarily determined based on the present value of future cash flows using internal models that use observable inputs such as interest rates, yield curves and foreign currency exchange rates. Counterparty credit risk, which is mitigated by master netting agreements and collateral posting arrangements with certain counterparties, did not have a material impact on derivative fair value estimates.

Level 3 residual interests consist of our residual interests in securitized vacation ownership mortgage receivables and are determined using a discounted cash flow model that considers estimated interest rates, discount rates, prepayment, and defaults. There were no material changes in the residual interests from September 28, 2008 to June 27, 2009.

Fair Value of Financial Instruments

In addition to the financial instruments listed above, the Company’s financial instruments also include cash, cash equivalents, receivables, accounts payable and borrowings.

The fair values of cash and cash equivalents, receivables and accounts payable approximated the carrying values. At June 27, 2009, the estimated fair values and carrying amounts of borrowings were $13.1 billion and $13.7 billion, respectively. The estimated fair values of borrowings were determined based on internal valuation models, which utilize quoted market prices and interest rates for the same or similar instruments.

15.	Derivative Instruments

The Company manages its exposure to various risks relating to its ongoing business operations according to a risk management policy. The primary risks managed with derivative instruments are interest rate risk and foreign exchange risk.

The following table summarizes the gross fair value of the Company’s derivative positions as of June 27, 2009:

	Current Assets	Other Assets	Other Accrued Liabilities	Other Long-Term Liabilities
Derivatives designated as hedges	$130	$332	$(81)	$(24)
Derivatives not designated as hedges	33	80	(104)	(81)

Gross fair value of derivatives	163	412	(185)	(105)
Counterparty netting	(109)	(119)	123	105

Total Derivatives (1)	$54	$293	$(62)	$—

(1)	Refer to Note 14 for further information on derivative fair values and counterparty netting.

Interest Rate Risk Management

The Company is exposed to the impact of interest rate changes primarily through its borrowing activities. The Company’s objective is to mitigate the impact of interest rate changes on earnings and cash flows and on the market value of its investments and borrowings. In accordance with its policy, the

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

Company targets its fixed-rate debt as a percentage of its net debt between a minimum and maximum percentage. The Company typically uses pay-floating and pay-fixed interest rate swaps to facilitate its interest rate management activities.

The Company designates pay-floating interest rate swaps as fair value hedges of fixed-rate borrowings effectively converting fixed-rate borrowings to variable rate borrowings indexed to LIBOR. As of June 27, 2009, the total notional amount of the Company’s pay-floating interest rate swaps was $1.6 billion. During the quarter and nine months ended June 27, 2009, $64 million in losses and $80 million in gains from mark to market adjustments on pay-floating swaps and an offsetting $64 million in gains and $80 million in losses from mark to market adjustments on hedged borrowings were included in net interest expense in the Consolidated Statements of Income, respectively.

The Company designates pay-fixed interest rate swaps as cash flow hedges of interest payments on floating-rate borrowings. Pay-fixed swaps effectively convert floating rate borrowings to fixed-rate borrowings. The unrealized gains or losses from these cash flow hedges are deferred in accumulated other comprehensive income (AOCI) and recognized as the interest payments occur. The notional amount of these contracts at June 27, 2009 and the gains or losses recognized in income for the quarter and nine months then ended were not material.

Foreign Exchange Risk Management

The Company transacts business globally and is subject to risks associated with changing foreign currency exchange rates. The Company’s objective is to reduce earnings and cash flow fluctuations associated with foreign currency exchange rate changes enabling management to focus on core business issues and challenges.

The Company enters into option and forward contracts that change in value as foreign currency exchange rates change to protect the value of its existing foreign currency assets, liabilities, firm commitments and forecasted but not firmly committed foreign currency transactions. In accordance with policy, the Company hedges its forecasted foreign currency transactions for periods generally not to exceed five years within an established minimum and maximum range of annual exposure. The gains and losses on these contracts offset changes in the U.S. dollar equivalent value of the related forecasted transaction, asset, liability or firm commitment. The principal currencies hedged are the Euro, British pound, Japanese yen and Canadian dollar. Cross-currency swaps are used to effectively convert foreign currency-denominated borrowings into U.S. dollar denominated borrowings.

The Company designates foreign exchange forward and option contracts as cash flow hedges of firmly committed and forecasted foreign currency transactions. As of June 27, 2009, the total notional amount of the Company’s net foreign exchange cash flow hedges was $2.4 billion. Mark to market gains and losses on these contracts are deferred in AOCI and are recognized in earnings when the hedged transactions occur, offsetting changes in the value of the foreign currency transactions. The Company recognized losses of $118 million and gains of $230 million in AOCI on foreign exchange contracts designated as cash flow hedges for the quarter and nine months ended June 27, 2009, respectively. Gains reclassified from AOCI into revenue for the quarter and nine months ended June 27, 2009 totaled $59 million and $195 million, respectively. Gains and losses recognized related to ineffectiveness for the quarter and nine months ended June 27, 2009 were not material.

Foreign exchange risk management contracts with respect to foreign currency assets and liabilities are not designated as hedges and do not qualify for hedge accounting. The notional amount of these foreign exchange contracts at June 27, 2009 was $2.2 billion. For the quarter and nine months ended June 27, 2009, the Company recognized a loss of $65 million and a gain of $149 million in costs and expenses on these foreign exchange contracts, respectively. These gains and losses generally offset the recognition of the related economic exposures.

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

Risk Management – Other Derivatives Not Designated as Hedges

The Company enters into certain other risk management contracts that are not designated as hedges and do not qualify for hedge accounting. These contracts, which include pay fixed interest rate swaps, commodity swap contracts and credit default swaps, are intended to offset economic exposures of the Company and are carried at market value with any changes in value recorded in earnings.

The notional amount of these contracts at June 27, 2009 and the gains or losses recognized in income for the quarter and nine months then ended were not material.

Contingent Features

The Company’s derivative financial instruments may require the Company to post collateral in the event that a net liability position with a counterparty exceeds limits defined by contract and varying with Disney’s credit rating. If the Company’s credit ratings were to fall below investment grade, certain counterparties would have the right to terminate our derivative contracts, which could lead to a net payment to or from the Company for the aggregate net value by counterparty of our derivative contracts. The Company was not required to post any collateral as of June 27, 2009, and the aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position by counterparty on June 27, 2009 was not material.

16.	Restructuring and Impairment Charges

The Company recorded $326 million of charges in the current nine months which included non-cash impairment charges of $206 million and restructuring costs of $120 million, of which $21 million was recorded in the current quarter. The most significant of the impairment charges were $108 million related to radio FCC licenses and $49 million related to our investment in the UTV Group (see Note 3). The restructuring charges consisted of severance and other related costs as a result of various organizational and cost structure initiatives across our businesses, primarily at the Parks and Resorts and Media Networks segments.

17.	Subsequent Event

In July 2009, the Company entered into a capital realignment and expansion plan for Hong Kong Disneyland (HKDL) with the Government of the Hong Kong Special Administrative Region (HKSAR), Hong Kong Disneyland’s majority shareholder. Key provisions of the plan include:

•

The Company converted its $354 million loan and revolving credit facility to HKDL into equity during the fourth quarter of fiscal 2009. This was accompanied by conversion of an equal amount of the HKSAR loan to HKDL into equity

•

The Company will make equity contributions over approximately five years estimated at approximately $0.45 billion to fund an expansion of HKDL and other financial needs during this period. The actual amount of equity contributions by the Company may differ depending on the actual final cost of the expansion and operating results of HKDL during the relevant timeframe. The HKSAR will convert an additional amount of its loan to HKDL equal to these contributions into equity, subject to a maximum conversion amount that would leave approximately $128 million (HK $1.0 billion) of the HKSAR loan to HKDL outstanding

The Company’s interest in HKDL is projected to increase from the current level of 43% to approximately 48%, although the Company’s ending ownership will depend on the aggregate amount of equity contributions made by the Company pursuant to the expansion plan.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

ORGANIZATION OF INFORMATION

Management’s Discussion and Analysis provides a narrative of the Company’s financial performance and condition that should be read in conjunction with the accompanying financial statements. It includes the following sections:

Overview

Seasonality

Business Segment Results

Quarter Results

Nine-Month Results

Other Financial Information

Financial Condition

Commitments and Contingencies

Other Matters

Market Risk

OVERVIEW

Our summary consolidated results are presented below:

	Quarter Ended			Nine Months Ended
(in millions, except per share data)	June 27, 2009	June 28, 2008	Change	June 27, 2009	June 28, 2008	Change
Revenues	$8,596	$9,236	(7)%	$26,282	$28,398	(7)%
Costs and expenses	(6,998)	(7,215)	3%	(22,180)	(22,446)	1%
Restructuring and impairment charges	(21)	—	nm	(326)	—	nm
Other income	—	32	nm	114	32	nm
Net interest expense	(75)	(141)	47%	(342)	(411)	17%
Equity in the income of investees	155	175	(11)%	449	442	2%

Income before income taxes and minority interests	1,657	2,087	(21)%	3,997	6,015	(34)%
Income taxes	(626)	(712)	12%	(1,462)	(2,183)	33%
Minority interests	(77)	(91)	15%	(123)	(165)	25%

Net income	$954	$1,284	(26)%	$2,412	$3,667	(34)%

Diluted earnings per share	$0.51	$0.66	(23)%	$1.29	$1.87	(31)%

Quarter Results

Diluted earnings per share (EPS) decreased 23% for the quarter primarily due to lower operating results driven by lower broadcast and cable advertising sales, decreased guest spending at Walt Disney World and Disneyland Paris, the timing of revenue recognition related to annual programming commitments at ESPN, higher pilot expenses at the ABC Television Network, lower worldwide home entertainment and television distribution revenues at our film studio and decreased operating results at The Disney Stores and Merchandise Licensing. These decreases were partially offset by the benefit of contractual rate increases and subscriber growth on fees from cable, satellite and telecommunications service providers (affiliate fees) at ESPN and improved performance from our theatrical releases.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

The current quarter results also included restructuring charges totaling $0.01 per share while the prior-year quarter included an accounting gain related to the acquisition of the Disney Stores North America, a gain on the sale of movies.com, and the favorable resolution of certain prior-year income tax matters, which collectively benefited EPS by $0.04.

Nine-Month Results

Diluted earnings per share decreased 31% for the nine months primarily due to lower operating results driven by lower broadcast and cable advertising sales, a decline in worldwide sales of DVD units, decreased guest spending and volumes at our domestic parks and Disneyland Paris, and higher programming costs and a bad debt charge at our broadcasting businesses. These decreases were partially offset by contractual rate increases on affiliate fees, principally at ESPN. The current nine months included restructuring and impairment charges, partially offset by a gain on the sale of our investment in two pay television services in Latin America. Collectively, these two items adversely affected EPS by a net $0.07. The prior year nine months EPS included the gains and tax benefits totaling $0.04 per share as discussed above.

SEASONALITY

The Company’s businesses are subject to the effects of seasonality. Consequently, the operating results for the quarter and nine months ended June 27, 2009 for each business segment, and for the Company as a whole, are not necessarily indicative of results to be expected for the full year.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

BUSINESS SEGMENT RESULTS

The Company evaluates the performance of its operating segments based on segment operating income, which is shown below along with segment revenues:

	Quarter Ended			Nine Months Ended
(in millions)	June 27, 2009	June 28, 2008	Change	June 27, 2009	June 28, 2008	Change
Revenues:
Media Networks	$3,961	$4,054	(2)%	$11,484	$11,713	(2)%
Parks and Resorts	2,751	3,038	(9)%	7,823	8,535	(8)%
Studio Entertainment	1,261	1,433	(12)%	4,641	5,896	(21)%
Consumer Products	510	569	(10)%	1,779	1,680	6%
Interactive Media	113	142	(20)%	555	574	(3)%

	$8,596	$9,236	(7)%	$26,282	$28,398	(7)%

Segment operating income:
Media Networks	$1,319	$1,520	(13)%	$3,280	$3,805	(14)%
Parks and Resorts	521	641	(19)%	1,074	1,485	(28)%
Studio Entertainment	(12)	97	nm	188	988	(81)%
Consumer Products	96	153	(37)%	458	567	(19)%
Interactive Media	(75)	(91)	18%	(181)	(138)	(31)%

	$1,849	$2,320	(20)%	$4,819	$6,707	(28)%

The following table reconciles segment operating income to income before income taxes and minority interests:

	Quarter Ended			Nine Months Ended
(in millions)	June 27, 2009	June 28, 2008	Change	June 27, 2009	June 28, 2008	Change
Segment operating income	$1,849	$2,320	(20)%	$4,819	$6,707	(28)%
Corporate and unallocated shared expenses	(96)	(124)	23%	(268)	(313)	14%
Restructuring and impairment charges	(21)	—	nm	(326)	—	nm
Other income	—	32	nm	114	32	nm
Net interest expense	(75)	(141)	47%	(342)	(411)	17%

Income before income taxes and minority interests	$1,657	$2,087	(21)%	$3,997	$6,015	(34)%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

Depreciation expense is as follows:

	Quarter Ended			Nine Months Ended
(in millions)	June 27, 2009	June 28, 2008	Change	June 27, 2009	June 28, 2008	Change
Media Networks
Cable Networks	$26	$22	18%	$82	$66	24%
Broadcasting	22	23	(4)%	66	66	—%

Total Media Networks	48	45	7%	148	132	12%

Parks and Resorts
Domestic	200	203	(1)%	606	603	—%
International	83	89	(7)%	239	256	(7)%

Total Parks and Resorts	283	292	(3)%	845	859	(2)%

Studio Entertainment	12	10	20%	36	28	29%
Consumer Products	8	4	100%	21	13	62%
Interactive Media	7	5	40%	20	13	54%
Corporate	32	31	3%	96	91	5%

Total depreciation expense	$390	$387	1%	$1,166	$1,136	3%

Media Networks

The following table provides supplemental revenue and segment operating income detail for the Media Networks segment:

	Quarter Ended			Nine Months Ended
(in millions)	June 27, 2009	June 28, 2008	Change	June 27, 2009	June 28, 2008	Change
Revenues:
Cable Networks	$2,563	$2,592	(1)%	$7,219	$7,114	1%
Broadcasting	1,398	1,462	(4)%	4,265	4,599	(7)%

	$3,961	$4,054	(2)%	$11,484	$11,713	(2)%

Segment operating income:
Cable Networks	$1,115	$1,212	(8)%	$2,776	$2,892	(4)%
Broadcasting	204	308	(34)%	504	913	(45)%

	$1,319	$1,520	(13)%	$3,280	$3,805	(14)%

Revenues

Media Networks revenues decreased 2%, or $93 million, to $4.0 billion, consisting of a 1% decrease, or $29 million, at the Cable Networks, and a 4% decrease, or $64 million, at Broadcasting.

Decreased Cable Networks revenues were due to decreases of $66 million in advertising revenues and $1 million in affiliate fees, partially offset by an increase of $38 million in other revenues. Decreased advertising revenue was due to a decrease at ESPN driven by lower units sold, partially offset by higher rates. A decrease in affiliate fees due to the timing of revenue recognition related to annual programming commitments at ESPN was offset by contractual rate increases and subscriber growth and an increase at the domestic Disney Channel. The increase in affiliate fees at the domestic Disney Channel, which was due to contractual rate increases, was partially offset by lower DVD sales.

Certain of the Company’s existing contracts with cable and satellite operators include annual programming commitments. In these cases, revenue subject to the commitment is deferred until the

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

annual commitments are satisfied which generally results in revenue shifting from the first half of the year to the second half. During the quarter, we had a net deferral of $37 million of revenue compared to the prior-year quarter when we had a net recognition of $79 million of previously deferred revenue. Deferred revenues of $533 million as of the end of the current quarter are expected to be recognized in the fourth quarter of the current year compared to $395 million that was recognized in the fourth quarter of the prior year.

Decreased Broadcasting revenues were primarily due to lower advertising sales at the owned television stations and at the ABC Television Network, partially offset by higher international sales of ABC Studios productions led by Criminal Minds, Ugly Betty and Grey’s Anatomy. Lower advertising revenues at the ABC Television Network were primarily due to decreases in news, daytime and primetime. The decrease in primetime was due to lower ratings.

Costs and Expenses

Costs and expenses at Media Networks, which consist primarily of programming rights costs, production cost amortization, participation costs, distribution and marketing expenses, labor costs, and general and administrative costs, increased 3%, or $83 million, reflecting a 3% increase, or $43 million, at the Cable Networks, and a 3% increase, or $40 million, at Broadcasting. The increase at Cable Networks was driven by higher rights costs at ESPN and increased programming costs at ABC Family, partially offset by lower production costs at ESPN. The increase at Broadcasting was driven by higher primetime programming costs, which reflected increased pilot costs as pick-up decisions this year generally occurred in the current quarter compared to the fourth quarter of the prior year as the Writers Guild of America work stoppage led to delays in pick-up decisions.

Segment Operating Income

Segment operating income decreased 13%, or $201 million, to $1.3 billion for the quarter due to a decrease of 8%, or $97 million, at the Cable Networks, and a decrease of 34%, or $104 million, at Broadcasting. The decrease at Cable Networks was driven by ESPN as decreased revenue recognition related to annual programming commitments and lower advertising revenues were partially offset by the benefit of contractual rate increases and subscriber growth on affiliate fees. The decrease at Broadcasting was primarily due to lower advertising sales and increased pilot costs, partially offset by increased international sales of ABC Studios productions.

Parks and Resorts

Revenues

Parks and Resorts revenues decreased 9%, or $287 million, to $2.8 billion due to decreases of $182 million at our domestic operations and $105 million at our international operations. Revenues reflected the shift of the Easter holiday season from the second quarter of fiscal 2008 to the third quarter of fiscal 2009.

Domestic Operations

At our domestic operations, decreased revenues reflected decreased guest spending and lower corporate alliance income recognition at the Walt Disney World Resort. Decreased guest spending was due to lower average daily hotel room rates and lower average ticket prices, which included the impact of promotional programs such as our Buy 4, Get 3 Free program.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

The following table presents attendance, per capita theme park guest spending and hotel statistics for our domestic properties:

	East Coast		West Coast		Total Domestic
	Quarter Ended		Quarter Ended		Quarter Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Parks
(Increase/decrease)
Attendance	— %	(2) %	10%	— %	3%	(1) %
Per Capita Guest Spending	(4) %	3%	(8) %	(2) %	(6) %	1%
Hotels (1)
Occupancy	91%	92%	83%	91%	91%	92%
Available Room Nights (in thousands)	2,143	2,136	200	200	2,343	2,336
Per Room Guest Spending	$214	$235	$308	$339	$221	$244

(1)

Per room guest spending consists of the average daily hotel room rate as well as guest spending on food, beverage and merchandise at the hotels. Hotel statistics include rentals of Disney Vacation Club units.

International Operations

At our international operations, decreased revenues were due to a decline at Disneyland Paris driven by the unfavorable impact of foreign currency translation as a result of the strengthening of the U.S. dollar against the Euro, and decreased guest spending and hotel occupancy. Decreased guest spending was due to lower average ticket prices as well as decreased food, beverage and merchandise spending.

Costs and Expenses

Costs and expenses, which consist principally of labor, depreciation, costs of merchandise, food and beverage sold, marketing and sales expense, repairs and maintenance and entertainment, decreased 7%, or $167 million. The decrease in costs and expenses was driven by decreases at Disneyland Paris and the Walt Disney World Resort, partially offset by an increase at Disney Vacation Club. The decrease at Disneyland Paris was primarily due to the favorable impact of foreign currency translation, as a result of the strengthening of the U.S. dollar against the Euro. Lower costs at the Walt Disney World Resort reflected savings from cost mitigation activities and lower volume-related costs, partially offset by labor and other cost inflation. The increase at Disney Vacation Club reflected higher per unit cost of sales.

Segment Operating Income

Segment operating income decreased 19%, or $120 million, to $521 million due to decreases at the Walt Disney World Resort, Disneyland Paris and Disney Vacation Club.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

Studio Entertainment

Revenues

Revenues for the quarter decreased 12%, or $172 million, to $1.3 billion due to decreases of $181 million in worldwide home entertainment and $105 million in worldwide television distribution, partially offset by an increase of $134 million in domestic theatrical distribution.

Lower worldwide home entertainment revenues reflected lower unit sales of catalog titles and current releases. The Company also recognized lower net effective revenue per unit. Significant current quarter titles included Bedtime Stories, Bolt and Confessions of a Shopaholic while the prior-year quarter included National Treasure 2: Book of Secrets and Enchanted.

The decrease in worldwide television distribution revenues was primarily due to more significant titles in the prior-year quarter including Game Plan and Ratatouille in domestic pay television markets and The Chronicles of Narnia: The Lion, The Witch and The Wardrobe in international markets.

Higher domestic theatrical distribution revenues were driven by the strong performance of current quarter titles including UP and Hannah Montana: The Movie. The prior-year quarter included The Chronicles of Narnia: Prince Caspian and WALL-E, which was released at the end of the quarter.

Costs and Expenses

Costs and expenses, which consist primarily of production cost amortization, distribution and marketing expenses, product costs and participation costs, decreased 5%, or $63 million, driven by lower distribution costs in worldwide home entertainment resulting from a decline in DVD unit sales, and lower production cost amortization and participation costs in worldwide television distribution, partially offset by higher film cost write-downs and marketing expenses for future quarter theatrical releases.

Segment Operating Income

Segment operating income decreased $109 million to a loss of $12 million as a result of decreases in worldwide home entertainment and worldwide television distribution, partially offset by an increase in domestic theatrical distribution.

Consumer Products

Revenues

Revenues for the quarter decreased 10%, or $59 million, to $510 million, primarily due to decreases of $26 million at Merchandise Licensing driven by lower earned royalty revenue across multiple product categories and $20 million at our retail business primarily due to an unfavorable impact of foreign currency translation at The Disney Stores Europe as a result of the strengthening of the U.S. dollar against the British pound and Euro.

At the Disney Stores North America, an increase in revenue from a full period of operations in the current quarter as compared to a partial period in the prior year was largely offset by a decrease resulting from fewer stores in operation during the current quarter and the loss of royalty revenue from the former licensee.

Costs and Expenses

Costs and expenses, which consist primarily of cost of sales, salaries and benefits, marketing, and occupancy, were essentially flat at $414 million as an increase at our retail business was largely offset by lower administrative costs at Merchandise Licensing.

Higher costs and expenses at our retail business were driven by a full period of the Disney Store North America operations partially offset by fewer stores in operation during the current quarter. The

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

increase was partially offset by a favorable impact of foreign currency translation at the Disney Stores Europe as a result of the strengthening of the U.S. dollar against the British pound and Euro.

Operating Income

Segment operating income decreased 37%, or $57 million, to $96 million, primarily due to lower results at our retail business and at Merchandise Licensing.

Interactive Media

Revenues

Interactive Media revenues decreased 20%, or $29 million, to $113 million primarily due to a decrease at Disney Interactive Studios driven by lower unit sales of self-published video games in the current quarter reflecting the strong performance of The Chronicles of Narnia: Prince Caspian in the prior-year quarter.

Costs and Expenses

Costs and expenses, which consist primarily of video game and internet product development costs, cost of sales, distribution and marketing expenses, general and administrative costs, and technology infrastructure costs, decreased 19%, or $45 million, to $188 million primarily due to decreases at Disney Interactive Studios and Disney Online.

Lower costs and expenses at Disney Interactive Studios was driven by lower costs of sales associated with a decline in video game sales, reduced marketing expenses and decreased product development costs. The decrease at Disney Online reflected lower product development costs and reduced marketing expenses.

Operating Loss

Segment operating loss decreased 18% to $75 million due to lower costs at Disney Online partially offset by lower unit volumes at Disney Interactive Studios.

BUSINESS SEGMENT RESULTS – Nine Month Results

Media Networks

Revenues

Media Networks revenues decreased 2%, or $229 million, to $11.5 billion, consisting of a 1% increase, or $105 million, at the Cable Networks, and a 7% decrease, or $334 million, at Broadcasting.

Increased Cable Networks revenues were due to growth of $242 million in affiliate fees and $24 million in other revenues, partially offset by a $161 million decrease in advertising revenues. Increased affiliate fees were primarily due to contractual rate increases at ESPN and, to a lesser extent, the domestic Disney Channel and ABC Family, and subscriber growth at ESPN. These increases were partially offset by an increase in deferred revenue related to annual programming commitments at ESPN due to the timing of programming. Higher affiliate fees at the domestic Disney Channel were more than offset by lower DVD sales. Lower advertising revenues were due to a decrease at ESPN, partially offset by an increase at ABC Family driven by higher units sold. The decrease in advertising revenue at ESPN reflected fewer units sold, partially offset by higher rates.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

Decreased Broadcasting revenues were primarily due to lower advertising sales at the ABC Television Network and at the owned television stations, partially offset by higher international sales of ABC Studios productions. Lower advertising revenues at the ABC Television Network reflected lower primetime ratings. Increased international sales of ABC Studios productions were led by Ugly Betty, Criminal Minds and Private Practice.

Costs and Expenses

Costs and expenses at Media Networks increased 3%, or $281 million, reflecting a 4% increase, or $206 million, at the Cable Networks, and a 2% increase, or $75 million, at Broadcasting. The increase at Cable Networks was driven by higher rights costs and bad debt expenses at ESPN, costs related to new international Disney Channel offerings, increased marketing at the domestic Disney Channels and higher programming expense at ABC Family, partially offset by decreased production expenses at ESPN. The increase at Broadcasting was driven by higher programming costs and a bad debt charge in connection with the bankruptcy of a syndication customer. Increased programming costs reflected higher pilot costs due to the timing of pilot pickup decisions.

Segment Operating Income

Segment operating income decreased 14%, or $525 million, to $3.3 billion due to a decrease of 4%, or $116 million, at the Cable Networks, and a decrease of 45%, or $409 million, at Broadcasting. The decrease at Cable Networks was due to decreases at ESPN and at the domestic Disney Channel. The decrease at Broadcasting was primarily due to lower advertising sales, higher programming costs and the syndication customer bad debt charge, partially offset by increased international sales of ABC Studios productions.

Parks and Resorts

Revenues

Parks and Resorts revenues decreased 8%, or $712 million, to $7.8 billion due to decreases of $484 million at our domestic operations and $228 million at our international operations.

Domestic Operations

At our domestic operations, decreased revenues were primarily due to decreases at the Walt Disney World Resort and Disneyland Resort. Decreased revenues at the Walt Disney World Resort were driven by decreased guest spending and lower attendance. Decreased guest spending at the Walt Disney World Resort was due to lower average daily hotel room rates, decreased merchandise spending and lower average ticket prices. At Disneyland Resort, decreased revenues were due to decreased guest spending and lower occupancy, partially offset by increased attendance. Decreased guest spending at Disneyland Resort was due to lower average ticket prices and decreased merchandise spending. Decreased guest spending at the Walt Disney World Resort and Disneyland Resort included the impact of promotional programs.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

The following table presents attendance, per capita theme park guest spending and hotel statistics for our domestic properties:

	East Coast		West Coast		Total Domestic
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Parks
(Increase/decrease)
Attendance	(2) %	3%	2%	1%	(1) %	2%
Per Capita Guest Spending	(3) %	3%	(7) %	2%	(4) %	3%
Hotels (1)
Occupancy	89%	90%	79%	88%	88%	90%
Available Room Nights (in thousands)	6,390	6,422	599	601	6,989	7,023
Per Room Guest Spending	$211	$231	$320	$333	$219	$239

(1)

Per room guest spending consists of the average daily hotel room rate as well as guest spending on food, beverage and merchandise at the hotels. Hotel statistics include rentals of Disney Vacation Club units.

International Operations

At our international operations, decreased revenues resulted from a decline at Disneyland Paris driven by the unfavorable impact of foreign currency translation as a result of the strengthening of the U.S. dollar against the Euro, decreased guest spending, lower real estate sales and lower occupancy. Decreased guest spending was primarily due to lower average ticket prices and decreased merchandise spending.

Costs and Expenses

Costs and expenses decreased 4%, or $301 million. The decrease in costs and expenses was driven by decreases at Disneyland Paris and the Walt Disney World Resort, partially offset by an increase at Disney Vacation Club. The decrease at Disneyland Paris was primarily due to the favorable impact of foreign currency translation as a result of the strengthening of the U.S. dollar against the Euro. At the Walt Disney World Resort, the decrease reflected cost mitigation activities and lower volume-related costs, partially offset by labor cost inflation. The increase at Disney Vacation Club reflected higher per unit cost of sales.

Segment Operating Income

Segment operating income decreased 28%, or $411 million, to $1.1 billion, due to decreases at the Walt Disney World Resort, Disneyland Paris and Disney Vacation Club.

Studio Entertainment

Revenues

Revenues decreased 21%, or $1.3 billion, to $4.6 billion primarily due to decreases of $922 million in worldwide home entertainment, $145 million in worldwide television distribution and $87 million in music distribution.

The decrease in worldwide home entertainment reflected a decline in DVD unit sales reflecting the strong performance of prior-year period titles, which included Pirates of the Caribbean: At

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

World’s End, Ratatouille, National Treasure 2: Book of Secrets and Enchanted. Significant current period titles included WALL-E, The Chronicles of Narnia: Prince Caspian and Tinker Bell.

The decrease in worldwide television distribution was driven by lower performing titles in both domestic and international markets in the current period. Lower revenues in music distribution reflected the strong performance of the Hannah Montana concert tour in the prior-year period.

Costs and Expenses

Costs and expenses decreased 9%, or $455 million, primarily due to a decrease in worldwide home entertainment driven by lower distribution costs and production cost amortization, resulting from a decline in DVD unit sales and a decrease in music distribution reflecting higher costs associated with the Hannah Montana concert tour in the prior-year period. These decreases were partially offset by an increase in domestic theatrical distribution driven by higher film cost write-downs and marketing expenses for future quarter releases.

Segment Operating Income

Segment operating income decreased 81%, or $800 million, to $188 million primarily due to decreases at worldwide home entertainment, worldwide television distribution and domestic theatrical distribution.

Consumer Products

Revenues

Revenues for the nine months increased 6%, or $99 million, to $1.8 billion, due to an increase of $144 million at our retail business, partially offset by a decrease of $28 million at Merchandise Licensing driven by lower earned royalty revenue across multiple product categories. The increase at our retail business was due to the acquisition of the Disney Stores North America during the third quarter of fiscal 2008, partially offset by the unfavorable impact of foreign currency translation at The Disney Stores Europe as a result of the strengthening of the U.S. dollar against the British pound and Euro.

Costs and Expenses

Costs and expenses increased 19%, or $210 million, to $1.3 billion, due to the acquisition of the Disney Stores North America in the third quarter of fiscal 2008, partially offset by a favorable impact of foreign currency translation at The Disney Stores Europe as a result of the strengthening of the U.S. dollar against the British pound and Euro.

Operating Income

Segment operating income decreased 19%, or $109 million, to $458 million, primarily due to lower results at our retail business and at Merchandise Licensing.

Interactive Media

Revenues

Interactive Media revenues decreased 3%, or $19 million, to $555 million primarily due to a decrease of $57 million at Disney Interactive Studios, driven by lower sales of self-published video games and decreased licensing revenues, partially offset by an increase of $34 million at our mobile phone service business in Japan, which was launched in the second quarter of fiscal 2008.

At Disney Interactive Studios, lower self-published video games sales reflected the performance of current period titles including High School Musical 3, Sing It and Bolt as compared to the prior-year period, which included High School Musical, Turok and Hannah Montana. The decrease in licensing revenues was primarily due to the strong performance of Cars and Ratatouille in the prior-year period.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

Costs and Expenses

Costs and expenses increased 4%, or $27 million, to $739 million driven by an increase at Disney Interactive Studios and higher expenses at our mobile phone service business in Japan which was launched in the second quarter of fiscal 2008, partially offset by lower marketing expenses at Disney Online.

The increase at Disney Interactive Studios was primarily due to higher cost of sales, including royalty expense on certain titles, distribution costs and marketing expenses in the current year. The increase in cost of sales and distribution costs included the cost of accessories that were bundled with certain titles.

Operating Loss

Segment operating loss increased $43 million to $181 million due to a decline at Disney Interactive Studios partially offset by an increase at Disney Online.

OTHER FINANCIAL INFORMATION

Corporate and Unallocated Shared Expenses

Corporate and unallocated shared expenses are as follows:

	Quarter Ended		Change	Nine Months Ended		Change
(in millions)	June 27, 2009	June 28, 2008		June 27, 2009	June 28, 2008
Corporate and unallocated shared expenses	$(96)	$(124)	23%	$(268)	$(313)	14%

Corporate and unallocated shared expense decreased for the quarter and nine months primarily due to an increase in allocation of costs to business segments and the reduction and deferral of costs in various corporate departments.

Net Interest Expense

Net interest expense is as follows:

	Quarter Ended		Change	Nine Months Ended		Change
(in millions)	June 27, 2009	June 28, 2008		June 27, 2009	June 28, 2008
Interest expense	$(134)	$(161)	17%	$(452)	$(563)	20%
Interest and investment income	59	20	nm	110	152	(28) %

Net interest expense	$(75)	$(141)	47%	$(342)	$(411)	17%

The decrease in interest expense for the quarter and nine months was primarily due to lower effective interest rates.

Interest and investment income for the quarter increased due to a gain on the sale of an investment. Interest and investment income for the nine months decreased primarily due to lower effective interest rates.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

Income Taxes

The effective income tax rate is as follows:

	Quarter Ended			Nine Months Ended
	June 27, 2009	June 28, 2008	Change	June 27, 2009	June 28, 2008	Change
Effective Income Tax Rate	37.8%	34.1%	3.7 ppt	36.6%	36.3%	0.3 ppt

The increase in the effective income tax rate for the quarter was due to a favorable resolution of certain prior-year income tax matters in the prior-year quarter. For the nine months, the effective tax rate was essentially flat as the favorable impact of legislative changes in the current nine months was offset by the impact in the prior-year period of the favorable resolutions of certain prior-year income tax matters.

Minority Interests

Minority interest expense is follows:

	Quarter Ended			Nine Months Ended
(in millions)	June 27, 2009	June 28, 2008	Change	June 27, 2009	June 28, 2008	Change
Minority interest expense	$(77)	$(91)	15%	$(123)	$(165)	25%

The decrease in minority interest expense for the quarter was due to the impact of lower performance at ESPN and Disneyland Paris. For the nine months, minority interest expense decreased due to the impact of lower performance at Disneyland Paris and ESPN, partially offset by the impact of improved performance at Hong Kong Disneyland. The minority interest is determined on income after royalties, financing costs and income taxes.

FINANCIAL CONDITION

The change in cash and cash equivalents is as follows:

	Nine Months Ended
(in millions)	June 27, 2009	June 28, 2008	Change
Cash provided by operations	$3,326	$4,201	$(875)
Cash used in investing activities	(1,451)	(1,381)	(70)
Cash used by financing activities	(1,748)	(3,901)	2,153

Increase in cash and cash equivalents	$127	$(1,081)	$1,208

Operating Activities

Cash provided by operations decreased by $875 million to $3.3 billion primarily due to lower segment operating results, higher contributions to our pension plans, and higher net investment in film and television productions, partially offset by lower income tax payments and a decreased net investment in working capital.

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

The Company’s film and television production and programming activity for the nine months ended June 27, 2009 and June 28, 2008 are as follows:

	Nine Months Ended
(in millions)	June 27, 2009	June 28, 2008
Beginning balances:
Production and programming assets	$5,935	$5,682
Programming liabilities	(1,108)	(1,210)

	4,827	4,472

Spending:
Film and television production	2,562	2,318
Broadcast programming	2,905	2,845

	5,467	5,163

Amortization:
Film and television production	(2,414)	(2,305)
Broadcast programming	(2,773)	(2,791)

	(5,187)	(5,096)

Change in film and television production and programming costs	280	67
Other non-cash activity	(129)	45

Ending balances:
Production and programming assets	5,872	5,691
Programming liabilities	(894)	(1,107)

	$4,978	$4,584

Investing Activities

Cash used by investing activities during the nine months ended June 27, 2009 of $1.5 billion included $1.1 billion of investments in parks, resorts and other property and $510 million of acquisitions, partially offset by proceeds of $185 million from the sale of our investment in two pay television services in Latin America.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

During the nine months ended June 27, 2009 and June 28, 2008, investment in parks, resorts and other properties were as follows:

	Nine Months Ended
(in millions)	June 27, 2009	June 28, 2008
Media Networks
Cable Networks	$98	$68
Broadcasting	87	82

Total Media Networks	185	150

Parks and Resorts
Domestic	674	509
International	75	99

Total Parks and Resorts	749	608

Studio Entertainment	110	88
Consumer Products	22	22
Interactive Media	15	24
Corporate	46	57

Total investment in parks, resorts and other property	$1,127	$949

The increase in capital expenditures for the nine months reflected the expansion at Disney’s California Adventure, a construction progress payment on the two new cruise ships, new broadcast facilities, and new production facilities at Studio Entertainment.

Financing Activities

Cash used by financing activities during the nine months ended June 27, 2009 of $1.7 billion reflected net repayments of borrowings of $1.0 billion and dividend payments of $648 million. The decrease in cash used by financing activities from $3.9 billion in the prior nine-month period was primarily due to a reduction in share repurchases.

During the nine months ended June 27, 2009, the Company’s borrowing activity was as follows:

(in millions)	September 27, 2008	Additions	Payments	Other Activity	June 27, 2009
Commercial paper	$1,985	$—	$(1,985)	$—	$—
U.S. medium-term notes	7,005	1,500	(130)	(8)	8,367
European medium-term notes	318	—	—	17	335
Other foreign currency denominated debt	825	—	—	22	847
Capital Cities/ABC debt	178	—	(60)	(2)	116
Film financing	248	247	(133)	23	385
Other (1)	374	—	(6)	95	463
Euro Disney borrowings (2)	2,457	—	(91)	(101)	2,265
Hong Kong Disneyland borrowings	1,249	—	(375)	42	916

Total	$14,639	$1,747	$(2,780)	$88	$13,694

(1)	The other activity is primarily market value adjustments for debt with qualifying hedges.
(2)	The other activity is primarily the impact of foreign currency translation as a result of the strengthening of the U.S. dollar against the Euro.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

The Company’s bank facilities as of June 27, 2009 were as follows:

(in millions)	Committed Capacity	Capacity Used	Unused Capacity
Bank facilities expiring February 2010	$2,225	$—	$2,225
Bank facilities expiring February 2011	2,225	246	1,979

Total	$4,450	$246	$4,204

These bank facilities allow for borrowings at LIBOR-based rates plus a spread, which depends on the Company’s public debt rating and can range from 0.175% to 0.75%. As of June 27, 2009, the Company had not borrowed under these bank facilities. The Company also has the ability to issue up to $800 million of letters of credit under the facility expiring in February 2011, which if utilized, reduces available borrowings under this facility. As of June 27, 2009, $246 million of letters of credit had been issued under this facility.

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

During the nine months ended June 27, 2009, the Company repurchased 3 million shares of its common stock for approximately $104 million. As of June 27, 2009, the Company had remaining authorization in place to repurchase approximately 180 million additional shares. The repurchase program does not have an expiration date.

We believe that the Company’s financial condition is strong and that its cash balances, other liquid assets, operating cash flows, access to debt and equity capital markets and borrowing capacity, taken together, provide adequate resources to fund ongoing operating requirements and future capital expenditures related to the expansion of existing businesses and development of new projects. However, the Company’s operating cash flow and access to the capital markets can be impacted by macroeconomic factors outside of its control. In addition to macroeconomic factors, the Company’s borrowing costs can be impacted by short and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on the Company’s performance as measured by certain credit metrics such as interest coverage and leverage ratios. As of June 27, 2009, Moody’s Investors Service’s long and short-term debt ratings for the Company were A2 and P-1, respectively, with stable outlook; and Standard & Poor’s long and short-term debt ratings for the Company were A and A-1, respectively, with negative outlook. The Company’s bank facilities contain only one financial covenant, relating to interest coverage, which the Company met on June 27, 2009, by a significant margin. The Company’s bank facilities also specifically exclude certain entities, such as Euro Disney and Hong Kong Disneyland, from any representations, covenants or events of default. Euro Disney has annual covenants under its debt agreements that limit its investment and financing activities and require it to meet certain financial performance covenants.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

COMMITMENTS AND CONTINGENCIES

Legal Matters

As disclosed in Note 12 to the Condensed Consolidated Financial Statements, the Company has exposure for certain legal matters.

Guarantees

See Note 12 to the Condensed Consolidated Financial Statements for information regarding the Company’s guarantees.

Tax Matters

As disclosed in Note 8 to the Consolidated Financial Statements in the 2008 Annual Report on Form 10-K, the Company has exposure for certain tax matters.

Contractual Commitments

Refer to Note 14 in the Consolidated Financial Statements in the 2008 Annual Report on Form 10-K for information regarding the Company’s contractual commitments.

OTHER MATTERS

Accounting Policies and Estimates

We believe that the application of the following accounting policies, which are important to our financial position and results of operations, require significant judgments and estimates on the part of management. For a summary of our significant accounting policies, including the accounting policies discussed below, see Note 2 to the Consolidated Financial Statements in the 2008 Annual Report on Form 10-K as supplemented on Form 8-K dated February 3, 2009.

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

With respect to films intended for theatrical release, the most sensitive factor affecting our estimate of Ultimate Revenues (and therefore affecting future film cost amortization and/or impairment) is domestic theatrical performance. Revenues derived from other markets subsequent to the domestic theatrical release (e.g. the home video or international theatrical markets) have historically been highly correlated with domestic theatrical performance. Domestic theatrical performance varies primarily based upon the public interest and demand for a particular film, the quality of competing films at the time of release, as well as the level of marketing effort. Upon a film’s release and determination of domestic theatrical performance, the Company’s estimates of revenues from succeeding windows and markets are revised based on historical relationships and an analysis of current market trends. The most sensitive factor affecting our estimate of Ultimate Revenues for released films is the extent of home entertainment sales achieved. Home entertainment sales vary based on the number and quality of competing home video products as well as the manner in which retailers market and price our products.

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

Revenue Recognition

The Company has revenue recognition policies for its various operating segments that are appropriate to the circumstances of each business. See Note 2 to the Consolidated Financial Statements in the 2008 Annual Report on Form 10-K as supplemented on Form 8-K dated February 3, 2009 for a summary of these revenue recognition policies.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

Revenues from advance theme park ticket sales are recognized when the tickets are used. For non-expiring, multi-day tickets, we recognize revenue over a three-year time period based on estimated usage, which is derived from historical usage patterns. If actual usage is slower or faster than our estimated usage, revenues may not be recognized in the periods the related services are rendered. In addition, a change in usage patterns would impact the timing of revenue recognition.

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

Goodwill, Intangible Assets and Investments

The Company is required to test goodwill and other indefinite-lived intangible assets for impairment on an annual basis and between annual tests if current events or circumstances require an interim impairment assessment. Goodwill is allocated to various reporting units, which are generally one reporting level below the operating segment. The Company compares the fair value of each reporting unit to its carrying amount to determine if there is potential goodwill impairment. If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than the carrying value of its goodwill.

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

In light of recent adverse economic conditions in the global economy, the Company’s long-term cash flow projections are subject to a greater degree of uncertainty than usual. If we had established different reporting units or utilized different valuation methodologies or assumptions, the impairment test results could differ, and we could be required to record impairment charges. Because of the way the accounting rules work, a relatively modest reduction in our estimate of the fair value of our Broadcasting reporting unit could result in a significant goodwill impairment charge.

The Company is required to compare the fair values of other indefinite-lived intangible assets to their carrying amounts. If the carrying amount of an indefinite-lived intangible asset exceeds its fair

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

value, an impairment loss is recognized. Fair values of other indefinite-lived intangible assets are determined based on discounted cash flows or appraised values, as appropriate.

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

During the current year, the Company evaluated the recoverability of certain intangible assets, investments and long-lived assets given the deterioration in the business climate and recorded non-cash impairment charges of $206 million including a $108 million write down of radio FCC licenses and a $49 million write-down of its investment in the UTV Group. The impairment charges related to the radio FCC licenses reflected overall market declines in the radio markets in which we operate. See Note 3 to the Condensed Consolidated Financial Statements for further discussion of the impairment charge related to the UTV Group.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

Stock Option Compensation Expense

Compensation expense for stock options is estimated on the date of grant using a binomial valuation model. The weighted average assumptions used in the binomial valuation model during the nine months ended June 27, 2009 were 47% for the expected volatility, 1.4 for the expected exercise multiple (the multiple of exercise price to grant price at which exercises are expected to occur on average) and 8% for the expected termination rate. Although the initial fair value of stock options is not adjusted after the grant date, changes in the Company’s assumptions may change the estimated fair value of and therefore, the expense related to future stock option grants. The assumptions that cause the greatest variation in fair value in the binomial valuation model are the assumed volatility and expected exercise multiple. Increases or decreases in either the assumed volatility or expected exercise multiple will cause the binomial option value to increase or decrease, respectively.

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

MARKET RISK

The Company is exposed to the impact of interest rate changes, foreign currency fluctuations, commodity fluctuations and changes in the market values of its investments. See Notes 14 and 15 to the Condensed Consolidated Financial Statements for information regarding the impact of derivative instruments on the Company’s financial statements.

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

Our objective in managing exposure to foreign currency fluctuations is to reduce volatility of earnings and cash flow in order to allow management to focus on core business issues and challenges. Accordingly, the Company enters into various contracts that change in value as foreign exchange rates change to protect the U.S. dollar equivalent value of its existing foreign currency assets, liabilities, commitments and forecasted foreign currency transactions. The Company utilizes option strategies and forward contracts that provide for the sale of foreign currencies to hedge probable, but not firmly committed, transactions. The Company also uses forward contracts to hedge foreign currency assets and liabilities. The principal foreign currencies hedged are the Euro, British pound, Japanese yen and Canadian dollar. Cross-currency swaps are used to effectively convert foreign currency denominated borrowings to U.S. dollar denominated borrowings. By policy, the Company hedges its forecasted foreign

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

currency transactions for periods generally not to exceed five years within an established minimum and maximum range of annual exposure. The gains and losses on these contracts offset changes in the U.S. dollar equivalent value of the related exposures.

Our objectives in managing exposure to commodity fluctuations are to reduce volatility of earnings and cash flows arising from commodity price changes. The amounts hedged using commodity swap contracts are based on forecasted levels of consumption of certain commodities, such as fuel oil and gasoline.

It is the Company’s policy to enter into foreign currency and interest rate derivative transactions and other financial instruments only to the extent considered necessary to meet its objectives as stated above. The Company does not enter into these transactions or other hedging transactions for speculative purposes.

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

Based on their evaluation as of June 27, 2009, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

There have been no changes in our internal controls over financial reporting during the third quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

Since our Form 10-Q filing for the quarter ended March 28, 2009, developments identified below occurred in the following legal proceeding.

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

On October 19, 2006, the parties stipulated to SSI’s filing its Fourth Amended Answer and Counterclaims (Fourth Amended Answer) seeking (a) to invalidate the Hunt termination notice, (b) to terminate the Company’s rights vis-à-vis SSI, and (c) damages in excess of two billion dollars, among other relief. That stipulation also provided that Hunt and the Company need not respond to the Fourth Amended Answer until the conclusion of two events: the state court appeal in Stephen Slesinger, Inc. v. The Walt Disney Company, and the trial in the District Court on the validity of the Hunt termination notice. SSI then sought to withdraw both the Fourth Amended Answer and its stipulation, but on November 3, 2006, the District Court denied that request. SSI’s motion for summary judgment on the validity of Hunt’s 2002 attempt to recapture E. H. Shepard’s rights was granted on February 15, 2007, and thereafter, on March 27, 2007, the District Court dismissed as moot all claims against Hunt and three of SSI’s counterclaims against the Company related to the Company’s agreements with Milne and Hunt concerning the termination and disposition of their rights. On January 3, 2008, the California Supreme Court denied SSI’s petition for review in the state court action, whereupon on April 21, 2008, the Company moved for summary judgment on all of SSI’s claims in the District Court action. On June 3, 2008, the District Court ordered further briefing on the issue of whether SSI’s misconduct in the state court action warrants dismissal of all of its claims in the District Court, and then on July 29, 2008, the District Court referred the summary judgment motion to a Special Master, who rendered a sealed recommendation on March 26, 2009. On May 19, 2009, the District Court granted the Company’s motion for summary judgment and dismissed without prejudice SSI’s four contract and fraud counterclaims and invited the parties to file summary judgment motions on the remaining infringement and unfair competition claims.

Relatedly, on December 4, 2006, August 22, 2007, February 8, April 18, August 27 and October 31, 2008, and February 17 and July 27, 2009, SSI initiated proceedings in the United States Patent and Trademark Office (PTO) seeking cancellation of certain Winnie the Pooh trademark registrations and opposing applications for other Winnie the Pooh trademarks. Prior to July 27, the PTO had already suspended the then-pending proceedings on the grounds that the relief sought is effectively duplicative of that sought in the Fourth Amended Answer. Also, on April 18, October 16 and October 27, 2008, SSI initiated actions before the Canadian Intellectual Property Office

(“CIPO”) opposing applications for certain Winnie the Pooh trademarks. On September 4, 2008, and February 12 and March 10, 2009, the Company filed answers to the actions before the CIPO, denying SSI’s claims.

The Company, together with, in some instances, certain of its directors and officers, is a defendant or codefendant in various other legal actions involving copyright, breach of contract and various other claims incident to the conduct of its businesses. Management does not expect the Company to suffer any material liability by reason of such actions.

ITEM 1A.	Risk Factors

The Private Securities Litigation Reform Act of 1995 (the Act) provides a safe harbor for “forward-looking statements” made by or on behalf of the Company. We may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to our shareholders. All forward-looking statements are made on the basis of management’s views and assumptions regarding future events and business performance as of the time the statements are made and the Company does not undertake any obligation to update its disclosure relating to forward looking matters. Actual results may differ materially from those expressed or implied. Such differences may result from actions taken by the Company, including restructuring or strategic initiatives (including capital investments or asset acquisitions or dispositions), as well as from developments beyond the Company’s control, including: changes in domestic and global economic conditions, competitive conditions and consumer preferences; adverse weather conditions or natural disasters; health concerns; international, political or military developments; and technological developments. Such developments may affect travel and leisure businesses generally and may, among other things, affect the performance of the Company’s theatrical and home entertainment releases, the advertising market for broadcast and cable television programming, expenses of providing medical and pension benefits, demand for our products and performance of some or all company businesses either directly or through their impact on those who distribute our products. Additional factors are discussed in the 2008 Annual Report on Form 10-K as supplemented on Form 8-K dated February 3, 2009 under the Item 1A, “Risk Factors.”

PART II. OTHER INFORMATION (continued)

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended June 27, 2009:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
March 29, 2009 – April 30, 2009	206,738	$19.51	—	180 million
May 1, 2009 – May 31, 2009	139,229	23.43	—	180 million
June 1, 2009 – June 27, 2009	134,814	24.01	—	180 million

Total	480,781	21.90	—	180 million

(1)

480,781 shares were purchased on the open market to provide shares to participants in the Walt Disney Investment Plan (WDIP) and Employee Stock Purchase Plan (ESPP). These purchases were not made pursuant to a publicly announced repurchase plan or program.

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

July 30, 2009

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2009 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes, tagged as blocks of text

Furnished

*    A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.