Form 10-K
period 2009-10-03
WALT DISNEY CO/
filed 2009-12-02
CIK 1001039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended October 3, 2009	Commission File Number 1-11605

Incorporated in Delaware	I.R.S. Employer Identification
500 South Buena Vista Street, Burbank, California 91521 (818) 560-1000	No. 95-4545390

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value	New York Stock Exchange

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

Yes                   No  ✓

The aggregate market value of common stock held by non-affiliates (based on the closing price on the last business day of the registrant’s most recently completed second fiscal quarter as reported on the New York Stock Exchange-Composite Transactions) was $31.9 billion. All executive officers and directors of the registrant and all persons filing a Schedule 13D with the Securities and Exchange Commission in respect to registrant’s common stock have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

There were 1,865,010,858 shares of common stock outstanding as of November 20, 2009.

Documents Incorporated by Reference

Certain information required for Part III of this report is incorporated herein by reference to the proxy statement for the 2010 annual meeting of the Company’s shareholders.

THE WALT DISNEY COMPANY AND SUBSIDIARIES

(This page intentionally left blank)

PART I

ITEM 1.  Business

The Walt Disney Company, together with its subsidiaries, is a diversified worldwide entertainment company with operations in five business segments: Media Networks, Parks and Resorts, Studio Entertainment, Consumer Products and Interactive Media. For convenience, the terms “Company” and “we” are used to refer collectively to the parent company and the subsidiaries through which our various businesses are actually conducted.

Information on the Company’s revenues, operating income, and identifiable assets appears in Note 1 to the Consolidated Financial Statements included in Item 8 hereof. The Company employed approximately 144,000 people as of October 3, 2009.

MEDIA NETWORKS

The Media Networks segment is comprised of a domestic broadcast television network, television production and distribution operations, domestic television stations, international and domestic cable networks, domestic broadcast radio networks and stations, and publishing and digital operations.

Domestic Broadcast Television Network

The Company operates the ABC Television Network, which as of October 3, 2009, had affiliation agreements with 233 local stations reaching 99% of all U.S. television households. The ABC Television Network broadcasts programs in the following “dayparts”: early morning, daytime, primetime, late night, news, children and sports.

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

ABC.com is the official web site of the ABC Television Network and provides access to full length episodes of ABC shows online. ABCNews.com provides in-depth worldwide news coverage online. ABCNews.com also offers broadband subscriptions to the 24-hour live internet news channel, ABC News Now and to video-on-demand news reports from all ABC News broadcasts.

Television Production and Distribution

The Company produces and distributes live action and animated television programming under the ABC Studios, ABC Media Productions, and ABC Family Productions labels. Program development is carried out in collaboration with independent writers, producers, and creative teams, with a focus on half-hour comedies, one-hour dramas, and reality series primarily for primetime broadcasts. Primetime programming produced either for our networks or for third parties in the 2009/2010 television season include the returning one-hour dramas Army Wives, Brothers & Sisters, Castle, Criminal Minds, Desperate Housewives, Ghost Whisperer, Grey’s Anatomy, Lost, Private Practice, Raising the Bar, and Ugly Betty; the returning half-hour comedies Gary Unmarried and Scrubs; and new primetime series that premiered in the fall of 2009 which included the one-hour drama Flash Forward, and the half-hour comedies Cougar Town and Ruby & The Rockits. Grey’s Anatomy, Criminal Minds, and Ghost Whisperer entered the domestic syndication market during 2009. We also produce Jimmy Kimmel Live for late night and a variety of primetime specials for network television and live-action syndicated programming. Syndicated programming includes Live! with Regis and Kelly, a daily talk show, At the Movies, a weekly motion picture review program; Who Wants to Be a Millionaire, a game show; and Legend of the Seeker, a one-hour drama.

Disney-ABC Domestic Television and Disney-ABC-ESPN Television International distribute the Company’s productions domestically and internationally, respectively. The Company’s productions are also distributed in DVD format by the Studio Entertainment segment and online.

Domestic Television Stations

The Company owns ten television stations, six of which are located in the top-ten markets in the United States. All of our television stations are affiliated with the ABC Television Network and collectively reach 23% of the nation’s television households. Each owned station broadcasts three digital channels: the first consists of local, ABC Television Network, and syndicated programming; the second is the Live Well HD Network; and the third consists of weather reports powered by AccuWeather.

Live Well HD Network debuted in April 2009 and provides high-definition programming focusing on lifestyle topics such as interior design, healthy cooking, and outdoor activities.

Markets and details for the stations we own are as follows:

Market	TV Station	Channel	Television Market Ranking (1)
New York, NY	WABC-TV	7	1
Los Angeles, CA	KABC-TV	7	2
Chicago, IL	WLS-TV	7	3
Philadelphia, PA	WPVI-TV	6	4
San Francisco, CA	KGO-TV	7	6
Houston, TX	KTRK-TV	13	10
Raleigh-Durham, NC	WTVD-TV	11	27
Fresno, CA	KFSN-TV	30	55
Flint, MI	WJRT-TV	12	66
Toledo, OH	WTVG-TV	13	73

(1)	Based on Nielsen Media Research, U.S. Television Household Estimates, January 1, 2009

Cable Networks

Our cable networks group provides national programming networks, licenses television programming in domestic and international markets and invests in foreign television broadcasting, programming, production and distribution entities. Programming at our cable networks is both internally produced and acquired from third parties. The two primary brands for our cable networks are ESPN and Disney Channel. In addition to cable network operations, we have ESPN- and Disney- branded radio operations which are managed together with the cable operations.

Cable networks derive a majority of their revenues from fees charged to cable, satellite and telecommunications service providers (Multi-channel Video Service Providers or MVSPs) and, for certain networks (primarily ESPN and ABC Family), the sale to advertisers of time in network programs for commercial announcements. Generally, the Company’s cable networks operate under multi-year carriage agreements with MVSPs that include contractually determined fees. The amounts that we can charge to MVSPs for our cable network services are largely dependent on competition and the quality and quantity of programming that we can provide. The ability to sell time for commercial announcements and the rates received are primarily dependent on the size and nature of the audience that the network can deliver to the advertiser as well as overall advertiser demand. Certain programming developed by our cable networks is also distributed in DVD format by our home entertainment division in the Studio Entertainment segment and online.

The Company’s significant cable networks and our ownership percentage and estimated subscribers as of October 3, 2009 are set forth in the following table:

	Estimated Domestic Subscribers (in millions) (1)	Estimated International Subscribers (in millions) (2)	Ownership %
ESPN
ESPN	99	—	80.0
ESPN2	99	—	80.0
ESPN Classic	64	—	80.0
ESPNEWS	70	—	80.0
ESPN Deportes	5	—	80.0
ESPNU (2)	55	—	80.0
Disney Channels Worldwide
Disney Channel	98	96	100.0
Playhouse Disney	—	40	100.0
Disney XD/Toon Disney	74	76	100.0
Disney Cinemagic	—	9	100.0
Jetix Europe	—	7	99.9
Hungama	—	10	100.0
ABC Family	98	—	100.0
SOAPnet	73	—	100.0
A&E/Lifetime
A&E	99	—	42.1
Lifetime Television	99	—	42.1
The History Channel	98	—	42.1
Lifetime Movie Network	72	—	42.1
The Biography Channel	55	—	42.1
History International	54	—	42.1
Lifetime Real Women (2)	14	—	42.1

(1)	Estimated U.S. subscriber counts according to Nielsen Media Research as of September 2009

(2)	Subscriber counts are not rated by Nielsen and are based on internal management reports. ESPN and A&E programming is distributed internationally through other networks discussed below.

ESPN ESPN is a multimedia, multinational sports entertainment company that operates six domestic television sports networks: ESPN, ESPN2, ESPN Classic, ESPNEWS, ESPN Deportes (a Spanish language network) and ESPNU (a network devoted to college sports). ESPN also operates four high-definition television simulcast services, ESPN HD, ESPN2 HD, ESPNEWS HD and ESPNU HD. ESPN programs the sports schedule on the ABC Television Network, which is branded ESPN on ABC. ESPN owns, has equity interests in or has distribution agreements with 46 international sports networks reaching households in more than 197 countries and territories in 16 languages including a 50% equity interest in ESPN Star Sports, which distributes sports programming throughout most of Asia. ESPN holds a 30% equity interest in CTV Specialty Television, Inc., which owns The Sports Network, The Sports Network 2, Le Réseau des Sports, ESPN Classic Canada, the NHL Network and Discovery Canada. ESPN also owns NASN Limited (NASN) which operates cable television networks in Europe dedicated to North American sporting events.

ESPN also operates:

•	ESPN.com – which delivers comprehensive sports news, information and video to millions of online fans each month

•	ESPN360.com – which is a broadband service available to 50 million subscribers that delivers more than 3,000 live events

•	ESPN Mobile Properties – which delivers content, including live game coverage, alerts and highlights, to mobile service providers

•	ESPN Regional Television – which is a syndicator of collegiate sports programming

•	The ESPN Radio Network and five ESPN Radio stations

•	ESPN The Magazine

•	BASS – which is an association of bass fishing enthusiasts

•	ESPN Enterprises – which develops branded licensing opportunities

•	ESPN Zone – which is a sports themed dining and entertainment facility.

ESPN holds a 20% equity interest in The Active Network, Inc., a domestic online community and marketing platform for individuals and event organizers to participate in and promote sports and recreational activities.

The ESPN Radio Network is carried on more than 750 stations, of which 355 are full-time, making it the largest sports radio network in the United States.

Markets and details for the stations we own are as follows:

Market	Radio Station	Broadcast Band	Radio Market Ranking (1)
New York, NY	WEPN	AM	1
Los Angeles, CA	KSPN	AM	2
Chicago, IL	WMVP	AM	3
Dallas-Fort Worth, TX	KESN	FM	5
Pittsburgh, PA	WEAE	AM	25

(1)	Based on Fall 2009 Arbitron Radio Market Rankings

The ESPN Zone concept combines three interactive areas under one roof for a complete sports and entertainment experience: the Studio Grill, offering dining in an ESPN studio environment; the Screening Room, offering fans an exciting sports viewing environment; and the Sports Arena, challenging guests with a variety of interactive and competitive games. The Company currently operates six ESPN Zone restaurants located in Anaheim, California; Baltimore, Maryland; Chicago, Illinois; Las Vegas, Nevada; New York, New York; and Washington, D.C. The Company also licenses an ESPN Zone restaurant located in Los Angeles, California.

Disney Channels Worldwide

Disney Channel Disney Channel is a 24-hour cable network with programming targeted to children and families through original series and movies. Shows developed and produced internally for initial exhibition on Disney Channel include live-action comedy series, animated programming and educational preschool series, as well as projects for the Disney Channel Original Movie franchise. Live-action comedy series include Hannah Montana, JONAS, Sonny With A Chance, The Suite Life on Deck and Wizards of Waverly Place. Disney Channel also airs the animated program, Phineas and Ferb. Original series for preschoolers include the animated series Disney’s Mickey Mouse Clubhouse, Handy Manny, My Friends Tigger & Pooh, Disney’s Little Einsteins and Special Agent Oso, as well as the live-action series Imagination Movers. Programming is also acquired from third parties and includes content from Disney’s theatrical film and television programming library.

The ABC Television Network’s Saturday morning children’s daypart, “ABC Kids” includes many of the live-action and animated series produced for Disney Channel, including Hannah Montana.

Playhouse Disney Playhouse Disney provides learning-focused programming for preschoolers. In the U.S., the daily Playhouse Disney programming block is aired on Disney Channel. Playhouse Disney is aired internationally with channels in Latin America, Europe, Asia, Australia and Africa.

Disney XD In February 2009, the Toon Disney television and online platforms in the U.S. were rebranded to become Disney XD. Disney XD has a mix of live-action and animated programming for kids ages 6-14, targeting boys and their quest for discovery, accomplishment, sports, adventure and humor. The programming includes original series, movies and short-form content, as well as sports-themed series developed with ESPN.

In the U.S., Disney XD is seen on a 24-hour network. Disney XD channels have launched in Latin America, Europe and Asia building its distribution base to 107 countries/territories. As discussed below, many of the Disney XD channels were previously Jetix channels.

Disney Cinemagic Disney Cinemagic is a premium subscription service in Europe. Disney Cinemagic shows Disney movies, classic and newer Disney cartoons and shorts as well as animated television series such as Disney’s House of Mouse, Lilo & Stitch: The Series, and Tarzan.

Jetix During fiscal 2009, the Company acquired an additional 26% interest in Jetix Europe, a publicly traded pan-European integrated children’s entertainment company (bringing our total ownership interest to over 99%). The Company also has 100% ownership interest in Jetix Latin America. The Company is re-branding the Jetix channels to either Disney Channel or Disney XD which should be completed by the end of calendar year 2009.

Hungama Hungama is a kids general entertainment cable network in India which features a mix of anime, Hindi-language series and game shows.

ABC Family ABC Family is a U.S. television programming service that targets adults 18-34. ABC Family’s slate of original programming includes The Secret Life of the American Teenager, Greek, Lincoln Heights and the new series Make It or Break It. ABC Family also premiered two new original comedies in 2009: 10 Things I Hate About You, inspired by the hit 1999 film of the same name, and Ruby & The Rockits. Additionally, ABC Family airs content acquired from third parties, and products from our owned theatrical film library. ABC Family also features branded programming holiday events such as “13 Nights of Halloween” and “25 Days of Christmas”.

ABCFamily.com creates digital extensions to ABC Family programming that feature interactivity and social networking. The site also features user-generated content and online programming that can be downloaded and customized based on preferences of individual users.

SOAPnet SOAPnet offers same day episodes of daytime dramas at night for convenient viewing and also original programming. Programming includes same-day episodes of daytime dramas such as All My Children, Days of Our Lives, One Life to Live, General Hospital and The Young and the Restless; primetime series The O.C., One Tree Hill, Beverly Hills 90210, The Gilmore Girls; and original programs like Southern Belles: Louisville, Being Erica, Holidate and Bank of Mom and Dad.

Content related to SOAPnet’s programming is available on SOAPnet.com, including video extras, games, blogs, community forums, photos and downloadable content. Additionally, SOAPNETIC is a broadband fee service that provides behind-the-scenes coverage of the world of daytime dramas.

A&E/Lifetime On September 15, 2009, the Company and the Hearst Corporation (Hearst) both contributed their 50% interest in Lifetime Entertainment Services LLC (Lifetime) to A&E Television Networks, LLC (AETN) in exchange for an increased interest in AETN. The Company has a 42% ownership interest in the combined AETN/Lifetime. See Note 4 to the Consolidated Financial Statements for further discussion.

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

The Company’s share of the financial results of AETN/Lifetime is reported under the heading “Equity in the income of investees” in the Company’s Consolidated Statements of Income.

Radio Disney Radio Disney is a 24/7 radio network for kids, tweens and families. Radio Disney is available on 49 terrestrial radio stations and on RadioDisney.com, Sirius and XM satellite radio, iTunes Radio Tuner, XM/DIRECTV and mobile phones. Radio Disney programming can be downloaded via the iTunes Music Store. Radio Disney is also available throughout most of South America via a separate Spanish language terrestrial broadcast.

Radio Disney stations we own are as follows:

Market	Station	Broadcast Band	Market Ranking (1)
New York, NY	WQEW	AM	1
Los Angeles, CA	KDIS	AM	2
Chicago, IL	WRDZ	AM	3
San Francisco, CA	KMKY	AM	4
Dallas-Fort Worth, TX	KMKI	AM	5
Houston, TX	KMIC	AM	6
Atlanta, GA	WDWD	AM	7
Philadelphia, PA	WWJZ	AM	8
Boston, MA	WMKI	AM	10
Detroit, MI	WFDF	AM	11
Miami, FL	WMYM	AM	12
Seattle, WA	KKDZ	AM	13
Phoenix, AZ	KMIK	AM	15
Minneapolis, MN	KDIZ	AM	16
Tampa, FL	WWMI	AM	19
Denver, CO	KDDZ	AM	20
St. Louis, MO	WSDZ	AM	21
Portland, OR	KDZR	AM	23
Charlotte, NC	WGFY	AM	24
Sacramento, CA	KIID	AM	27
Cleveland, OH	WWMK	AM	29
Salt Lake City, UT	KWDZ	AM	30
San Antonio, TX	KRDY	AM	31
Kansas City, MO	KPHN	AM	32
Orlando, FL	WDYZ	AM	34
Milwaukee, WI	WKSH	AM	37
Indianapolis, IN	WRDZ	FM	39
Providence, RI	WDDZ	AM	41
Norfolk, VA	WHKT	AM	43
Greensboro, NC	WCOG	AM	45
Jacksonville, FL	WBWL	AM	46
West Palm Beach, FL	WMNE	AM	47
Hartford, CT	WDZK	AM	50
New Orleans, LA	WBYU	AM	52
Louisville, KY	WDRD	AM	54
Richmond, VA	WDZY	AM	55
Albany, NY	WDDY	AM	63
Tulsa, OK	KMUS	AM	65
Albuquerque, NM	KALY	AM	68
Little Rock, AR	KDIS	FM	85
Wichita, KS	KQAM	AM	98

(1)	Based on Fall 2009 Arbitron Radio Market Rankings

Competition and Seasonality

The ABC Television Network, Disney Channel, ESPN, ABC Family Channel and the ESPN and Radio Disney networks and our other broadcast and cable networks compete for viewers primarily with other television and cable networks, independent television stations and other media, such as DVDs, video games and the internet. With respect to the sale of advertising time, our broadcasting operations, certain of our cable networks and our television and radio stations compete with other television networks and radio stations, independent television stations, MVSPs and other advertising media such as newspapers, magazines, billboards, and the internet. Our television and radio stations primarily compete for viewers in individual market areas. A television or radio station in one market generally does not compete directly with stations in other markets.

The growth in the number of networks distributed by MVSPs has resulted in increased competitive pressures for advertising revenues for both our broadcasting and cable networks. The Company’s cable networks also face competition from other cable networks for carriage by MVSPs. The Company’s contractual agreements with MVSPs are renewed or renegotiated from time to time in the ordinary course of business. Consolidation and other market conditions in the cable and satellite distribution industry and other factors may adversely affect the Company’s ability to obtain and maintain contractual terms for the distribution of its various cable programming services that are as favorable as those currently in place.

The Company’s Media Networks businesses also compete for the acquisition of sports and other programming. The market for programming is very competitive, particularly for sports programming. The Company currently has sports rights agreements with the National Football League (NFL), college football (including college bowl games) and basketball conferences, National Basketball Association (NBA), National Association of Stock Car Auto Racing (NASCAR), Major League Baseball (MLB), World Cup and various soccer leagues, and Golf and Tennis Associations.

The Company’s internet web sites and digital products compete with other web sites and entertainment products in their respective categories.

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

•

Federal statutes permit our television stations in the aggregate to reach a maximum of 39% of the national audience (for this purpose, FCC regulations attribute to UHF television stations only 50% of the television households in their market). For purposes of the FCC’s rules, our 10 stations reach approximately 23% of the national audience.

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

•

Regulation of programming. The FCC regulates broadcast programming by, among other things, banning “indecent” programming, regulating political advertising and imposing commercial time limits during children’s programming. Broadcasters face a heightened risk of being found in violation of the indecency prohibition by the FCC because of recent FCC decisions, coupled with the spontaneity of live programming. In the past several years, the FCC increased enforcement activities with respect to indecency, and a number of significant indecency cases against various broadcasters remain pending in the courts. Moreover, Congress recently increased penalties for broadcasting indecent programming to a maximum of $325,000 per violation.

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

•

Cable and satellite carriage of broadcast television stations. With respect to cable systems operating within a television station’s Designated Market Area, FCC rules require that every three years each television station elect either “must carry” status, pursuant to which cable operators generally must carry a local television station in the station’s market, or “retransmission consent” status, pursuant to which the cable operator must negotiate with the television station to obtain the consent of the television station prior to carrying its signal. Under the Satellite Home Viewer Improvement Act and its successor, the Satellite Home Viewer Extension and Reauthorization Act, satellite carriers are permitted to retransmit a local television station’s signal into its local market with the consent of the local television station. Under must carry, if a satellite carrier elects to carry one local station in a market, the satellite carrier must carry the signals of all local television stations that also request carriage. Certain of the satellite carriage provisions are set to expire on December 31, 2009, although legislation is pending that would continue many of the relevant provisions.

•	Digital television. All of the Company’s stations now operate exclusively on digital channels, and we are evaluating various options with respect to use of digital capabilities.

•

Cable and Satellite Carriage of Programming. The Communications Act and FCC rules regulate some aspects of negotiations regarding cable and satellite retransmission consent, and some cable and satellite companies have sought regulation of additional aspects of the carriage of programming on cable and satellite systems. Litigation has been instituted against the Company, other program providers and distributors seeking among other things to achieve similar ends. New legislation, court action or regulation in this area could, depending on its specific nature, have an impact on the Company’s operations.

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

PARKS AND RESORTS

The Company owns and operates the Walt Disney World Resort in Florida, the Disneyland Resort in California, the Disney Vacation Club, the Disney Cruise Line, and Adventures by Disney. The Company manages and has effective ownership interests of 51% and 47%, respectively, in Disneyland Paris and Hong Kong Disneyland Resort. The Company also licenses the operations of the Tokyo Disney Resort in Japan. The Company’s Walt Disney Imagineering unit designs and develops new theme park concepts and attractions as well as resort properties. In November 2009, the Company’s Project Application Report (PAR) for a Disney theme park in the Pudong district of Shanghai received approval from the relevant authorities of the central government of China. The PAR approval will enable the Company and its Shanghai partners to move forward toward a final agreement to build and operate a park and begin preliminary development work.

The businesses in the Parks and Resorts segment generate revenues predominately from the sale of admissions to the theme parks; room nights at the hotels; merchandise, food and beverage sales; sales and rentals of vacation club properties; and cruise vacation packages. Costs consist principally of labor; depreciation; costs of merchandise, food and beverage sold; marketing and sales expense; repairs and maintenance; and entertainment.

Walt Disney World Resort

The Walt Disney World Resort is located 22 miles southwest of Orlando, Florida, on approximately 25,000 acres of owned land. The resort includes theme parks (the Magic Kingdom, Epcot, Disney’s Hollywood Studios and Disney’s Animal Kingdom); hotels; vacation club properties; a retail, dining and entertainment complex; a sports complex; conference centers; campgrounds; golf courses; water parks; and other recreational facilities designed to attract visitors for an extended stay.

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

Disney’s Hollywood Studios – Disney’s Hollywood Studios, which opened in 1989, consists of a theme park, a radio studio and a film and television production facility. The park centers on Hollywood as it was during the 1930’s and 1940’s and provides various attractions, themed food service and merchandise facilities. The production facility consists of three sound stages, merchandise shops and a back lot and currently hosts both feature film and television productions. Disney’s Hollywood Studios also features Fantasmic!, a nighttime entertainment spectacular.

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

Hotels and Other Resort Facilities – As of October 3, 2009, the Company owned and operated 17 resort hotels at the Walt Disney World Resort, with a total of approximately 22,000 rooms and 468,000 square feet of conference meeting space. In addition, Disney’s Fort Wilderness camping and recreational area offers approximately 800 campsites.

The Walt Disney World Resort also hosts a 120-acre retail, dining and entertainment complex known as Downtown Disney, which consists of the Marketplace, West Side and Pleasure Island. Downtown Disney is home to the 50,000-square-foot World of Disney retail store featuring Disney-branded merchandise, Cirque du Soleil, the House of Blues, and the Company’s DisneyQuest facility. A number of the Downtown Disney facilities are operated by third parties that pay rent and license fees to the Company. In September 2008, the Company commenced a project to enhance Pleasure Island, which will feature new shopping and dining experiences to entertain guests of all ages. The project is expected to be completed in 2012.

Disney’s Wide World of Sports, which opened in 1997, is a 220-acre sports complex providing professional caliber training and competition, festival and tournament events and interactive sports activities. The complex’s venues accommodate multiple sporting events, including baseball, tennis, basketball, softball, track and field, football and soccer. Its stadium, which has a seating capacity exceeding 9,500, is the spring training site for MLB’s Atlanta Braves. The Amateur Athletic Union hosts more than 30 championship events per year at the facility. The Company is currently in the process of rebranding Disney’s Wide World of Sports complex to ESPN’s Wide World of Sports, which is expected to be completed in 2010.

In the Downtown Disney Resort area, seven independently-operated hotels are situated on property leased from the Company. These hotels have a capacity of approximately 3,700 rooms. Additionally, the Walt Disney World Swan and the Walt Disney World Dolphin hotels, which have approximately 2,300 total rooms, are independently operated on property leased from the Company near Epcot.

Other recreational amenities and activities available at the Walt Disney World Resort include four championship golf courses, miniature golf courses, full-service spas, tennis, sailing, water skiing, swimming, horseback riding and a number of other noncompetitive sports and leisure time activities. The resort also includes two water parks: Blizzard Beach and Typhoon Lagoon.

Disneyland Resort

The Company owns 461 acres and has the rights under long-term lease for use of an additional 49 acres of land in Anaheim, California. The Disneyland Resort includes two theme parks (Disneyland and Disney’s California Adventure), three hotels and Downtown Disney, a retail, dining and entertainment complex designed to attract visitors for an extended stay.

The entire Disneyland Resort is marketed as a destination resort through international, national and local advertising and promotional activities. A number of the attractions and restaurants at both of the theme parks are sponsored by other corporations through long-term agreements.

Disneyland – Disneyland, which opened in 1955, consists of Main Street USA and seven principal areas: Adventureland, Critter Country, Fantasyland, Frontierland, New Orleans Square, Tomorrowland and Toontown. These areas feature themed rides and attractions, shows, restaurants, merchandise shops and refreshment stands. Additionally, Disneyland offers daily parades and a nighttime entertainment spectacular, Fantasmic!.

Disney’s California Adventure – Disney’s California Adventure, which opened in 2001, is adjacent to Disneyland and includes four principal areas: Golden State, Hollywood Pictures Backlot, Paradise Pier and “a bug’s land”. These areas include rides, attractions, shows, restaurants, merchandise shops and refreshment stands.

In October 2007, the Company announced a multi-year expansion that brings new entertainment and family-oriented attractions to Disney’s California Adventure, including an entirely new 12-acre Cars Land inspired by the animated film Cars and a new nighttime water spectacular, World of Color.

Hotels and Other Resort Facilities – Disneyland Resort includes three Company-owned and operated hotels: the 969-room Disneyland Hotel, the 481-room Disney’s Paradise Pier Hotel, and Disney’s Grand Californian Hotel & Spa, a

deluxe hotel located adjacent to Disney’s California Adventure. Disney’s Grand Californian Hotel & Spa was recently expanded and now has 948 rooms as well as fifty vacation club units.

Disneyland Resort also includes Downtown Disney, a themed 15-acre outdoor complex of entertainment, dining and shopping venues, located adjacent to both Disneyland Park and Disney’s California Adventure. A number of the Downtown Disney facilities are operated by third parties that pay rent and license fees to the Company.

Disneyland Paris

The Company has a 51% effective ownership interest in Disneyland Paris, a 4,800-acre development located in Marne-la-Vallée, approximately 20 miles east of Paris, France, which was developed pursuant to a 1987 master agreement with French governmental authorities. The Company manages and has a 40% equity interest in Euro Disney S.C.A., a publicly-traded French entity that is the holding company for Euro Disney Associés S.C.A.(Disney S.C.A), the primary operating company of Disneyland Paris. Euro Disney S.C.A. and its subsidiaries operate Disneyland Paris, which includes two theme parks (Disneyland Park and Walt Disney Studios Park); seven themed hotels; convention centers; a shopping, dining and entertainment complex; and a 27-hole golf facility. Of the 4,800 acres comprising the site, approximately 2,400 acres have been developed to date which includes the Val d’Europe development discussed below. An indirect, wholly-owned subsidiary of the Company is responsible for managing Disneyland Paris. Euro Disney S.C.A. is required to pay royalties and management fees to certain indirect, wholly-owned subsidiaries of The Walt Disney Company based on the operating performance of the resort.

Disneyland Park – Disneyland Park, which opened in 1992, consists of Main Street and four principal themed areas: Adventureland, Discoveryland, Fantasyland and Frontierland. These areas include themed rides, attractions, shows, restaurants, merchandise shops and refreshment stands. Disneyland Park also features a daily parade.

Walt Disney Studios Park – Walt Disney Studios Park opened in March 2002 adjacent to Disneyland Park. The park takes guests into the worlds of cinema, animation and television and includes four principal themed areas: Front Lot, Toon Studios, Production Courtyard and Backlot. These areas each include themed rides, attractions, shows, restaurants, merchandise shops and refreshment stands.

Hotels and Other Facilities – Disneyland Paris operates seven resort hotels, with a total of approximately 5,800 rooms and 250,000 square feet of conference meeting space. In addition, several on-site hotels opened between 2003 and 2006 that are owned and operated by third-party developers and provide approximately 2,400 rooms.

Disneyland Paris also includes Disney Village, a seven-acre retail, dining and entertainment complex, located between the theme parks and the hotels. A number of the Disney Village facilities are operated by third parties that pay rent and license fees to a subsidiary of Euro Disney S.C.A.

Val d’Europe is a planned community that is being developed near Disneyland Paris. The completed phases of the development include: a town center, which consists of a shopping center; a 150-room hotel; office, commercial, and residential space; and a regional train station. Third parties operate these developments on land leased or purchased from Euro Disney S.C.A. and its subsidiaries.

In fiscal 2005, Euro Disney S.C.A. completed a financial restructuring, which provided for an increase in capital and refinancing of its borrowings. Pursuant to the financial restructuring, the Company agreed to conditionally and unconditionally defer certain management fees and royalties and convert them into long-term subordinated debt and provide a new ten year line of credit for liquidity needs, which is currently €100 million.

Hong Kong Disneyland Resort

The Company owns a 47% interest in Hong Kong Disneyland Resort through Hongkong International Theme Parks Limited, an entity in which the Government of the Hong Kong Special Administrative Region (HKSAR) owns a 53% majority interest. A separate Hong Kong subsidiary of the Company is responsible for managing Hong Kong Disneyland Resort.

Located on 311 acres on Lantau Island, the resort is in close proximity to the Hong Kong International Airport. Hong Kong Disneyland Resort includes one theme park and two themed hotels.

Hong Kong Disneyland – Hong Kong Disneyland opened in 2005 and consists of the following themed lands: Adventureland, Fantasyland, Main Street USA and Tomorrowland. These areas feature themed rides and attractions, shows, restaurants, merchandise shops and refreshment stands. Additionally, there are daily parades and a nighttime fireworks extravaganza.

Hotels – Hong Kong Disneyland Resort includes two themed hotels: the 400-room Hong Kong Disneyland Hotel and the 600-room Disney’s Hollywood Hotel.

In July 2009, the Company and the HKSAR agreed to a capital realignment and expansion plan for Hong Kong Disneyland. The expansion will bring three new themed areas to Hong Kong Disneyland, which are scheduled to be completed in phases by 2014. Pursuant to the plan, the Company converted a loan to Hong Kong Disneyland into equity and made an additional $40 million capital contribution and the HKSAR converted a like amount of its loan into equity. This increased the Company’s effective ownership interest from 43% to 47% as of October 3, 2009. The Company expects to make additional capital contributions over approximately five years to fund the expansion of Hong Kong Disneyland. See Note 7 to the Consolidated Financial Statements.

Based on the operating performance of Hong Kong Disneyland Resort, the Company is entitled to receive royalties and management fees. The Company has, however, waived management fees and deferred royalties for the 2008 and 2009 fiscal years.

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

Hotels and Other Resort Facilities – The resort includes the 504-room Disney Ambassador Hotel, the 502-room Tokyo DisneySea Hotel MiraCosta and the 705-room Tokyo Disneyland Hotel. The resort also includes the Disney Resort Line monorail, which links theme parks and resort hotels with Ikspiari, a retail, dining and entertainment complex; Bon Voyage, a Disney-themed merchandise location; as well as the first Cirque du Soleil theatre in Japan.

The Company earns royalties on revenues generated by the Tokyo Disney Resort, which is owned and operated by Oriental Land Co., Ltd. (OLC), a Japanese corporation in which the Company has no equity interest. OLC markets the Tokyo Disney Resort through a variety of local, domestic and international advertising and promotional activities. In addition, third parties sponsor many of the theme park attractions under long-term arrangements.

Disney Vacation Club

The Disney Vacation Club (DVC) offers ownership interests in ten resort facilities located at the Walt Disney World Resort; Disneyland Resort; Vero Beach, Florida; and Hilton Head Island, South Carolina. Available units at each facility are offered for sale under a vacation ownership plan and are operated as rental property until the units are sold. DVC inventory consists of a mix of units ranging from one bedroom studios to three bedroom villas. Unit counts in this document are presented in terms of two bedroom equivalents. As of October 3, 2009, DVC has 3,060 units including the second phase of Disney’s Animal Kingdom Villas, Bay Lake Tower at Disney’s Contemporary Resort and the Treehouse Villas at Disney’s Saratoga Springs Resort & Spa, all of which opened in 2009 on Walt Disney World Resort property. Additionally, DVC opened its first property on the West Coast in 2009 with the opening of 50 units at Disney’s Grand Californian Hotel & Spa at Disneyland Resort. In 2007, the Company purchased 21 acres of oceanfront property on the island of Oahu, Hawaii, which will be home to a new DVC resort. This resort, scheduled to open in phases beginning in 2011, will include 350 traditional hotel rooms and 480 vacation club units.

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

In 2007, the Company announced that it is expanding its cruise business by adding two new ships, the Disney Dream in 2011 and the Disney Fantasy in 2012. The new ships will each be approximately 128,000 tons with 1,250 staterooms. In 2009, the Company announced that the Disney Wonder will move its home to the Port of Los Angeles in 2011, to accommodate Pacific itineraries.

Adventures by Disney

Adventures by Disney, which began operations in 2005, offers a series of all-inclusive guided vacation tour packages at predominantly non-Disney sites around the world. The Company provided 22 specialized excursion packages during 2009.

Walt Disney Imagineering

Walt Disney Imagineering provides master planning, real estate development, attraction and show design, engineering support, production support, project management and other development services, including research and development for the Company’s operations.

Competition and Seasonality

The Company’s theme parks and resorts as well as Disney Cruise Line and Disney Vacation Club compete with other forms of entertainment, lodging, tourism and recreational activities. The profitability of the leisure-time industry may be influenced by various factors that are not directly controllable, such as economic conditions including business cycle and exchange rate fluctuations, travel industry trends, amount of available leisure time, oil and transportation prices and weather patterns.

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

STUDIO ENTERTAINMENT

The Studio Entertainment segment produces and acquires live-action and animated motion pictures, direct-to-video content, musical recordings and live stage plays.

The Company distributes produced and acquired films (including its film and television library) in the theatrical, home entertainment and television markets. Each of these market windows is discussed in more detail below.

In August 2009, the Company entered into an agreement with DreamWorks Studios (“DreamWorks”) to distribute live-action motion pictures produced by DreamWorks over the next seven years under the Touchstone Pictures banner. As part of the agreement, the Company will provide certain financing, which as of October 3, 2009, totaled $100 million.

Theatrical Market

Walt Disney Pictures, a subsidiary of the Company, produces and acquires live-action motion pictures focusing on the production of Disney-branded films that are distributed primarily under the Walt Disney Pictures, Touchstone Pictures and Disneynature banners. Miramax Film Corp. (Miramax), another subsidiary of the Company, acquires and produces motion pictures under the Miramax banner. The Company also owns and distributes motion pictures under the Dimension banner that were produced and distributed by the Company under that banner with initial release dates before September 30, 2005. The Company also produces and distributes animated motion pictures under the banners Walt Disney Pictures and Pixar.

During fiscal 2010, we expect to distribute domestically approximately 14 feature films under the Walt Disney Pictures, Pixar, Touchstone Pictures and Disneynature banners and approximately seven films under the Miramax banner. These releases include several live-action family films and full-length animated films, with the remainder targeted to teenagers and/or adults. As of October 3, 2009, the Company had released domestically 949 full-length live-action features, 83 full-length animated features, approximately 548 cartoon shorts and 53 live action shorts under the Walt Disney Pictures, Pixar, Touchstone Pictures, Hollywood Pictures, Miramax and Dimension banners.

We distribute and market our filmed products principally through our own distribution and marketing companies in the U.S. In the international markets, we distribute our filmed products both directly and through independent distribution companies or joint ventures. Films released theatrically in the U.S. can be released simultaneously in international territories or generally up to six months later.

The Company incurs significant marketing and advertising costs before and throughout the theatrical release of a film in an effort to generate public awareness of the film, to increase the public’s intent to view the film and to help generate consumer interest in the subsequent home entertainment and other ancillary markets. These costs are expensed as incurred; therefore, we typically incur losses on a film in the theatrical markets, including in periods prior to the theatrical release of the film.

Home Entertainment Market

In the domestic market, we distribute home entertainment releases directly under each of our motion picture banners. In the international market, we distribute home entertainment releases under each of our motion picture banners both directly and through independent foreign distribution companies. In addition, we acquire and produce original content for direct-to-video release.

The domestic and international home entertainment window typically starts four to six months after the theatrical release in each market with the issuance of a variety of physical and electronic versions of each title (including DVD, Blu-ray and electronic formats). Most titles are sold simultaneously to both “rentailers,” such as Blockbuster, and retailers, such as Wal-Mart and Best Buy.

As of October 3, 2009 under the banners Walt Disney Pictures, Pixar, Touchstone Pictures, Hollywood Pictures, Miramax and Dimension, there were approximately 1,900 active produced and acquired titles, including 1,500 live-action titles and 400 animated titles, in the domestic home entertainment marketplace and approximately 2,900 active produced and acquired titles, including 2,400 live-action titles and 500 animated titles, in the international marketplace.

Television Market

Pay-Per-View (PPV)/Video-on-Demand (VOD): Generally about one to two months after the home entertainment window begins, the studio’s television distributors, Disney-ABC Domestic Television and Disney-ABC-ESPN Television International, license titles for use on a PPV/VOD basis in the cable and satellite markets, as well as for internet, console games, and mobile platforms. PPV/VOD services deliver one-time rentals electronically to consumers at a price comparable to that of physical media rentals.

Pay Television (Pay 1): There are generally two pay television windows. The first window is generally sixteen months in duration and follows the PPV/VOD window. The Company has licensed exclusive domestic pay television rights to substantially all films released under the Walt Disney Pictures, Pixar, Touchstone Pictures, Hollywood Pictures, Miramax and Dimension banners to the Starz pay television service through fiscal 2013.

Free Television (Free 1): The Pay 1 window is followed by a television window with telecasts accessible to consumers without charge. This free window may last up to 84 months. Motion pictures are usually sold in the Free 1 window on an ad-hoc basis to major networks, including the ABC Television Network, and basic cable services, including ABC Family, Disney Channel, Disney XD, and SOAPnet.

Pay Television 2 (Pay 2) and Free Television 2 (Free 2): In the U.S., Free 1 is generally followed by a fourteen- month Pay 2 window under our license arrangement with Starz, and finally by a Free 2 window. The Free 2 window is a syndication window where films are licensed both to basic cable networks and to third-party television station groups. Major packages of the Company’s feature films have been licensed for broadcast under multi-year agreements.

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

Walt Disney Records produces and distributes compact discs and music DVDs in the United States and licenses our music properties throughout the rest of the world. Music categories include infant, children’s read-along, teens, all-family and soundtracks from film and television series distributed by Walt Disney Pictures and Disney Channel. Hollywood Records develops, produces and markets recordings from talent across a spectrum of popular music. Nashville-based Lyric Street Records develops, produces and markets recordings in the country music genre.

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

Disney Theatrical Group

The Disney Theatrical Group includes both Disney Theatrical Productions and Disney Live Family Entertainment.

Disney Theatrical Productions develops, produces and licenses live entertainment events. The Company has produced and licensed Broadway musicals around the world, including Beauty and the Beast, The Lion King, Elton John & Tim Rice’s Aida, Mary Poppins (a co-production with Cameron Mackintosh Ltd), TARZAN®, the professional touring stage version of High School Musical, and The Little Mermaid. In addition, the Company licenses musicals for local school and community theatre productions.

Disney Live Family Entertainment delivers worldwide touring productions under the Disney On Ice and Disney Live! brands under a license to Feld Entertainment. North American tours for Disney Live! Rockin’ Road Show and Disney On Ice’s latest ice show, Celebrations!, were launched in August 2009 and September 2009, respectively.

Competition and Seasonality

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

CONSUMER PRODUCTS

The Consumer Products segment engages with licensees, manufacturers, publishers and retailers throughout the world to design, develop, publish, promote and sell a wide variety of products based on existing and new Disney characters and other Company intellectual property through its Merchandise Licensing, Publishing and Retail businesses. In addition to leveraging the Company’s film and television properties, Consumer Products also develops new intellectual property with the potential of also being used in the Company’s other businesses.

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

Publishing

Disney Publishing Worldwide (DPW) publishes children’s books and magazines in multiple countries and languages. DPW’s businesses include Disney Global Book Group, Global Children’s Magazines, Disney FamilyFun Group, and Disney English. In fiscal 2009, the Disney Global Books Group published titles around the world in support of such franchises as Disney Princess, Disney Fairies, Winnie the Pooh, Mickey Mouse Clubhouse, Handy Manny, High School Musical, Cars and Hannah Montana, and of the films Bolt, UP, and G-Force. The Global Children’s Magazines business launched new titles in over 30 languages to support Disney Channel hits, including High School Musical, Hannah Montana, JONAS, and Camp Rock. The Disney FamilyFun Group includes the Disney FamilyFun and Disney en Familia magazines, special publications and branded books, and custom media solutions. Disney English currently offers more than 400 hours of classroom programming for young children at five Disney English centers in Shanghai.

Retail

The Company markets Disney-themed products directly through retail stores operated under the Disney Store name and through internet sites in North America (as DisneyStore.com and DisneyOutlet.com) and the United Kingdom (as DisneyStore.co.uk). The stores, which are generally located in leading shopping malls and other retail complexes, carry a wide variety of Disney merchandise and promote other businesses of the Company. The Company owns and operates 231 stores in North America and 109 stores in Europe. In Japan, the stores are operated by a subsidiary of Oriental Land Co., Ltd. under a licensing arrangement.

Competition and Seasonality

The Company’s merchandise licensing, publishing and retail businesses compete with other licensors, publishers and retailers of character, brand and celebrity names. Based on independent surveys, we believe the Company is the largest worldwide licensor of character-based merchandise based on retail sales. Operating results for the licensing and retail businesses are influenced by seasonal consumer purchasing behavior and by the timing and performance of animated theatrical releases and cable programming broadcasts.

INTERACTIVE MEDIA

The Disney Interactive Media Group creates and delivers Disney-branded entertainment and lifestyle content across interactive media platforms. The primary operating businesses of the Disney Interactive Media Group are Disney Interactive Studios which produces video games for global distribution and Disney Online which produces web sites and online virtual worlds in the United States and internationally. The Disney Interactive Media Group’s internet operations derive revenue from a combination of advertising and sponsorships, subscription services and e-commerce. The Disney Interactive Media Group also manages the Company’s Disney-branded mobile phone initiative in Japan and provides technical infrastructure services to the Company’s non Disney-branded websites, such as ABC.com and ESPN.com, and to its Disney-branded e-commerce websites, principally DisneyStore.com and Walt Disney Parks and Resorts Online. The Disney Interactive Media Group is reimbursed for the cost of providing these technical infrastructure services, and since these other websites are managed within the Company’s other segments, the financial results of these websites are reported within the Company’s other segments rather than as part of the Disney Interactive Media Group.

Disney Interactive Studios

Disney Interactive Studios creates, develops, markets and distributes multi-platform video games worldwide based on the Company’s creative content, including Pirates of the Caribbean, High School Musical and The Chronicles of Narnia and from properties developed by Disney Interactive Studios, such as Pure and Spectrobes. The division has been increasing its investment in internally developed and published games through the acquisition of studios and increased product development spending. Disney Interactive Studios also licenses properties for games, such as Cars, Finding Nemo and Ratatouille to third-party publishers. The Company has a licensing agreement with THQ, Inc. that includes one upcoming Pixar title.

Disney Online

Disney Online develops, publishes and distributes content for Disney-branded online services intended for family entertainment. Disney Online produces Disney.com, DisneyFamily.com, which is an online lifestyle destination for moms, and a portfolio of virtual worlds, including Club Penguin, Disney’s Toontown and Disney’s Pirates of the Caribbean Online. Disney.com integrates many of the Company’s Disney-branded internet sites including sites for the Disney Channel, Disney Parks and Resorts, Walt Disney Pictures and Disney Consumer Products.

Competition and Seasonality

The Company’s internet sites and products compete with other internet sites and products. The Company’s video game business competes primarily with other publishers of video game software and other types of home entertainment. Operating results for the video game business fluctuate due to the timing and performance of video game releases which are determined by several factors, including theatrical releases and cable programming broadcasts, competition and the timing of holiday periods. Revenues from our internet and mobile operations are generally not subject to significant seasonal trends.

INTELLECTUAL PROPERTY PROTECTION

The Company’s businesses throughout the world are affected by its ability to exploit and protect against infringement of its intellectual property, including trademarks, trade names, copyrights, patents and trade secrets. Important intellectual property includes rights in the content of motion pictures, television programs, electronic games, sound recordings, character likenesses, theme park attractions, books and magazines. Risks related to the protection and exploitation of intellectual property rights are set forth in Item 1A – Risk Factors.

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

The recent decline in economic activity in the United States and other regions of the world in which we do business has affected demand for some of our products and services, and continuation of this condition could adversely affect demand for any of our businesses, thus reducing our revenue and earnings. The decline in economic conditions has reduced and could continue to reduce spending at our parks and resorts, purchase of or prices for advertising on our broadcast or cable networks or owned stations, performance of our home entertainment releases, and purchases of Company-branded consumer products. A continuing decline in economic conditions could also reduce attendance at our parks and resorts or prices that MVSPs pay for our cable programming. Economic conditions have also and could continue to impair the ability of those with whom we do business to satisfy their obligations to us. In addition, an increase in price levels generally, or in price levels in a particular sector such as the energy sector, could result in a shift in consumer demand away from the entertainment and consumer products we offer, which could also adversely affect our revenues and, at the same time, increase our costs. Changes in exchange rates for foreign currencies may reduce international demand for our products, increase our labor or supply costs in non-United States markets, or reduce the United States dollar value of revenue we receive from other markets.

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

The media entertainment and internet businesses in which we participate depend significantly on our ability to acquire, develop, adopt and exploit new technologies to distinguish our products and services from those of our competitors. In addition, new technologies affect the demand for our products, the time and manner in which consumers acquire and view some of our entertainment products and the options available to advertisers for reaching their desired markets. For example:

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

The success of our businesses is highly dependent on the existence and maintenance of intellectual property rights in the entertainment products and services we create.

The value to us of our intellectual property rights is dependent on the scope and duration of our rights as defined by applicable laws in the United States and abroad and the manner in which those laws are construed. If those laws are drafted or interpreted in ways that limit the extent or duration of our rights, or if existing laws are changed, our ability to generate revenue from our intellectual property may decrease, or the cost of obtaining and maintaining rights may increase.

The unauthorized use of our intellectual property rights may increase the cost of protecting these rights or reduce our revenues. New technologies such as the convergence of computing, communication, and entertainment devices, the falling prices of devices incorporating such technologies, and increased broadband internet speed and penetration have made the unauthorized digital copying and distribution of our films, television productions and other creative works easier and faster and enforcement of intellectual property rights more challenging. There is evidence that unauthorized use of intellectual property rights in the entertainment industry generally is a significant and rapidly growing phenomenon. Inadequate laws or weak enforcement mechanisms to protect intellectual property in one country can adversely affect the results of the Company’s operations worldwide, despite the Company’s efforts to protect its intellectual property rights. These developments require us to devote substantial resources to protecting our intellectual property against unlicensed use and present the risk of increased losses of revenue as a result of unlicensed digital distribution of our content and sales of unauthorized DVDs, Blu-ray discs and other products.

With respect to intellectual property developed by the Company and rights acquired by the Company from others, the Company is subject to the risk of challenges to our rights in intellectual property by third parties. Successful challenges to our rights in intellectual property may result in increased costs for obtaining rights or the loss of the opportunity to earn revenue from the intellectual property that is the subject of challenged rights. The Company is not aware of any challenges to its intellectual property rights that it currently foresees having a material effect on its operations.

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

U.S. and global credit and equity markets experienced significant disruption beginning in late 2008, making it difficult for many businesses to obtain financing on acceptable terms. In addition, equity markets experienced rapid and wide fluctuations in value. These conditions tended to increase the cost of borrowing and if they recur, our cost of borrowing could increase and it may be more difficult to obtain financing for our operations or investments. In addition, our borrowing costs can be affected by short and long-term debt ratings assigned by independent rating agencies which are based, in significant part, on the Company’s performance as measured by credit metrics such as interest coverage and leverage ratios. A decrease in these ratings would likely increase our cost of borrowing and/or make it more difficult for us to obtain financing. The disruption in the global financial markets also impacted some of the financial institutions with which we do business. A similar decline in the financial stability of financial institutions could affect our ability to secure credit-worthy counterparties for our interest rate and foreign currency hedging programs and could affect our ability to settle existing contracts.

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

•

Our broadcast and cable networks and stations compete for the sale of advertising time with other broadcast, cable and satellite services, and the internet, as well as with newspapers, magazines and billboards.

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

•

Our consumer products segment competes in the character merchandising and other licensing, publishing, and retail activities with other licensors, publishers and retailers of character, brand and celebrity names.

•	Our interactive media video game operations compete primarily with other publishers of video game software and other types of home entertainment.

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

With approximately 144,000 employees, our profitability is substantially affected by costs of pension benefits and current and postretirement medical benefits. We may experience significant increases in these costs as a result of macro-economic factors, which are beyond our control, including increases in the cost of health care. In addition, changes in investment returns and discount rates used to calculate pension expense and related assets and liabilities can be volatile and may have an unfavorable impact on our costs in some years. These macro-economic factors as well as the decline in the fair value of pension plan assets may put upward pressure on the cost of providing pension and medical benefits and may increase future funding contributions. Although we have actively sought to control increases in these costs, there can be no assurance that we will succeed in limiting cost increases, and continued upward pressure could reduce the profitability of our businesses.

Our results may be adversely affected if long-term programming or carriage contracts are not renewed on sufficiently favorable terms.

We enter into long-term contracts for both the acquisition and the distribution of media programming and products, including contracts for the acquisition of programming rights for sporting events and other programs, and contracts for the distribution of our programming to MVSPs. As these contracts expire, we must renew or renegotiate the contracts, and if we are unable to renew them on acceptable terms, we may lose programming rights or distribution rights. Even if these contracts are renewed, the cost of obtaining programming rights may increase (or increase at faster rates than our historical experience) or the revenue from distribution of programs may be reduced (or increase at slower rates than our historical experience). With respect to the acquisition of programming rights, particularly sports programming rights, the impact of these long-term contracts on our results over the term of the contracts depends on a number of factors, including the strength of advertising markets, effectiveness of marketing efforts and the size of viewer audiences. There can be no assurance that revenues from programming based on these rights will exceed the cost of the rights plus the other costs of producing and distributing the programming.

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

Our Restated Certificate of Incorporation contains a provision regulating the ability of shareholders to bring matters for action before annual and special meetings and authorizes our Board of Directors to issue and set the terms of preferred stock. The regulations on shareholder action could make it more difficult for any person seeking to acquire control of the Company to obtain shareholder approval of actions that would support this effort. The issuance of preferred stock could effectively dilute the interests of any person seeking control or otherwise make it more difficult to obtain control. In addition, provisions in our Restated Certificate of Incorporation require supermajority shareholder approval of some acquisition transactions and we are subject to the anti-takeover provisions of the Delaware General Corporation Law, either of which could have the effect of delaying or preventing a change of control in some circumstances.

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

•

Revenues in our Interactive Media segment fluctuate due to the timing and performance of video game releases which are determined by several factors, including theatrical releases and cable programming broadcasts, competition and the timing of holiday periods. Revenues from certain of our internet and mobile operations are subject to similar seasonal trends.

Accordingly, if a short term negative impact on our business occurs during a time of high seasonal demand (such as hurricane damage to our parks during the summer travel season), the effect could have a disproportionate effect on the results of that business for the year.

The Company’s acquisition of Marvel is expected to cause short term dilution in earnings per share and there can be no assurance that anticipated improvements in earnings per share will be realized.

On August 31, 2009, the Company entered into an agreement to acquire Marvel Entertainment, Inc. in a merger transaction. Based on the number of fully diluted shares of Marvel common stock outstanding as of September 18, 2009, the Company expects (assuming there is no adjustment to the exchange ratio) that the number of issued and outstanding shares will increase by approximately 58.5 million shares as a result of the merger. We expect that the merger will initially result in lower earnings per share than we would have earned in the absence of the merger. We expect that over time the merger will yield benefits to the combined company such that the merger will ultimately be accretive to earnings per share. However, there can be no assurance that the increase in earnings per share expected in the long term will be achieved. In order to achieve increases in earnings per share as a result of the merger, the combined company will, among other things, need to effectively continue the successful operations of Marvel after the merger, develop successful new content (including future feature films and television series or sequels to Marvel productions) based on Marvel characters and successfully integrate Marvel products into the combined company’s various distribution channels.

ITEM 1B.   Unresolved Staff Comments

The Company has received no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of its 2009 fiscal year and that remain unresolved.

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

Location	Property / Approximate Size	Use	Business Segment (1)
Burbank, CA	Land (52 acres) & Buildings (2,000,000 ft2)	Owned Office/Production/ Warehouse	Corp/Studio/Media/CP

Burbank, CA & surrounding cities (2)	Buildings (1,800,000 ft2)	Leased Office/Warehouse (includes 12,000 ft2 sublet to third party tenants)	Corp/Studio/Media/CP/IMG

Glendale, CA & North Hollywood, CA	Land (154 acres) & Buildings (2,500,000 ft2)	Owned Office/Warehouse (includes 650,000 ft2 sublet to third party tenants)	Corp/Studio/Media/CP/TP&R/IMG

Glendale, CA	Buildings (160,000 ft2)	Leased Office/Warehouse	Corp

Los Angeles, CA	Land (22 acres) & Buildings (600,000 ft2)	Owned Office/Production/ Technical	Media

Los Angeles, CA	Buildings (180,000 ft2)	Leased Office/Production/ Technical	Media/Studio/IMG

New York, NY	Land (6.5 acres) & Buildings (1,400,000 ft2)	Owned Office/Production/ Technical (includes 15,000 ft2 sublet to third party tenants)	Media

New York, NY	Buildings (660,000 ft2)	Leased Office/Production/ Warehouse (includes 10,000 ft2 sublet to third party tenants)	Studio/Media/IMG

Bristol, CT	Land (115 acres) & Buildings (720,000 ft2 )	Owned Office/Production/ Technical	Media

Bristol, CT	Buildings (440,000 ft2)	Leased Office/Warehouse/ Technical	Media

Emeryville, CA	Land (21 acres) & Buildings (270,000ft2 )	Owned Office/Production/ Technical (includes 20,000 ft2 sublet to third party tenants)	Studio

Emeryville, CA	Buildings (125,000 ft2)	Leased Office/Storage	Studio

USA & Canada	Land and Buildings (Multiple sites and sizes)	Owned and Leased Office/ Production/Transmitter/Retail/ Warehouse	Corp/Studio/Media/CP/ TP&R/IMG

Hammersmith, England	Land (1 acre) & Building (85,000 ft2)	Owned Office	Corp/Studio/Media/CP/IMG

Hammersmith, England	Building (225,000 ft2)	Leased Office (includes 25,000 ft2 sublet to third party tenants)	Corp/Studio/Media/CP/IMG

Europe, Asia, Australia & Latin America	Buildings (Multiple sites and sizes)	Leased Office/Retail/Warehouse	Corp/Studio/Media/CP/IMG

(1)	Corp – Corporate, CP – Consumer Products, TP&R – Theme Parks and Resorts and IMG – Interactive Media Group

(2)	Surrounding cities include North Hollywood, CA and Sun Valley, CA

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

On October 19, 2006, the parties stipulated to SSI’s filing its Fourth Amended Answer and Counterclaims (Fourth Amended Answer) seeking (a) to invalidate the Hunt termination notice, (b) to terminate the Company’s rights vis-à-vis SSI, and (c) damages in excess of two billion dollars, among other relief. That stipulation also provided that Hunt and the Company need not respond to the Fourth Amended Answer until the conclusion of two events: the state court appeal in Stephen Slesinger, Inc. v. The Walt Disney Company, and the trial in the District Court on the validity of the Hunt termination notice. SSI then sought to withdraw both the Fourth Amended Answer and its stipulation, but on November 3, 2006, the District Court denied that request. SSI’s motion for summary judgment on the validity of Hunt’s 2002 attempt to recapture E. H. Shepard’s rights was granted on February 15, 2007, and thereafter, on March 27, 2007, the District Court dismissed as moot all claims against Hunt and three of SSI’s counterclaims against the Company related to the Company’s agreements with Milne and Hunt concerning the termination and disposition of their rights. On January 3, 2008, the California Supreme Court denied SSI’s petition for review in the state court action, whereupon on April 21, 2008, the Company moved for summary judgment on all of SSI’s claims in the District Court action. On June 3, 2008, the District Court ordered further briefing on the issue of whether SSI’s misconduct in the state court action warrants dismissal of all of its claims in the District Court, and then on July 29, 2008, the District Court referred the summary judgment motion to a Special Master, who rendered a sealed recommendation on March 26, 2009. On May 19, 2009, the District Court granted the Company’s motion for summary judgment and dismissed without prejudice SSI’s four contract and fraud counterclaims and invited the parties to file summary judgment motions on the remaining infringement and unfair competition claims. On September 25, 2009, the District Court granted the Company’s motion for summary judgment on SSI’s remaining claims and on October 21, 2009, SSI and the Company filed applications for attorneys’ fees. On November 5, 2009, SSI appealed from the District Court’s judgment to the Court of Appeals for the Ninth Circuit.

Relatedly, on December 4, 2006, August 22, 2007, February 8, April 18, August 27 and October 31, 2008, and February 17, July 27, and November 17, 2009, SSI initiated proceedings in the United States Patent and Trademark Office (PTO) seeking cancellation of certain Winnie the Pooh trademark registrations and opposing applications for other Winnie the Pooh trademarks. Prior to July 27, the PTO had already suspended the then-pending proceedings on the grounds that the relief sought is effectively duplicative of that sought in the Fourth Amended Answer. On October 8, 2009, the Company advised the PTO of the District Court’s grant of summary judgment against SSI, and requested dismissal of all of SSI’s pending proceedings. Also, on April 18, October 16 and October 27, 2008 and July 28, 2009, SSI initiated actions before the Canadian Intellectual Property Office (“CIPO”) opposing applications for certain Winnie the Pooh trademarks. On August 4, 2009, SSI requested an extension of time to oppose another application by the Company for a Winnie the Pooh trademark. On September 4, 2008, and February 12 and March 10, 2009, the Company filed answers to the actions before the CIPO, denying SSI’s claims.

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

At October 3, 2009, the executive officers of the Company were as follows:

Name	Age	Title	Executive Officer Since
Robert A. Iger	58	President and Chief Executive Officer (1)	2000

Thomas O. Staggs	48	Senior Executive Vice President and Chief Financial Officer	1998

Alan N. Braverman	61	Senior Executive Vice President, General Counsel and Secretary	2003

Kevin A. Mayer	47	Executive Vice President, Corporate Strategy, Business Development and Technology (2)	2005

Christine M. McCarthy	54	Executive Vice President, Corporate Finance and Real Estate and Treasurer (3)	2005

Mary Jayne Parker	48	Executive Vice President and Chief Human Resources Officer (4)	2009

(1)	Mr. Iger was appointed President and Chief Executive Officer effective October 2, 2005. He was President and Chief Operating Officer from January 2000.

(2)

Mr. Mayer was named Executive Vice President, Corporate Strategy, Business Development, and Technology of the Company in June 2005 and was designated an executive officer in October 2005. He previously was Partner and Head of the Global Media and Entertainment Practice of L.E.K. Consulting LLC, a consulting firm, from February 2002.

(3)

Ms. McCarthy was named Executive Vice President, Corporate Finance and Real Estate in June 2005 and has been Treasurer since January 2000. Prior to her appointment as Executive Vice President, Corporate Finance and Real Estate, Ms. McCarthy was Senior Vice President and Treasurer from January 2000 to June 2005.

(4)

Ms. Parker was named Executive Vice President – Human Resources and Chief Human Resources Officer of the Company, effective September 1, 2009, and designated an executive officer of the Company October 2, 2009. Ms. Parker was previously Senior Vice President of Human Resources for Walt Disney Parks and Resorts from October 2005 to July 2007 and Vice President Human Resources Administration for Walt Disney Parks and Resorts from March 2003 to October 2005.

On November 12, 2009, the Company announced that Mr. Staggs would become Chairman, Walt Disney Parks and Resorts Worldwide, effective January 1, 2010, and that James A. Rasulo, currently Chairman, Walt Disney Parks and Resorts Worldwide, will become Senior Executive Vice President and Chief Financial Officer of the Company. Mr. Rasulo, 53, has held his current position since 2005, and before that was President, Walt Disney Parks and Resorts, since 2002.

PART II

ITEM 5.  Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is listed on the New York Stock Exchange under the ticker symbol “DIS”. The following table shows, for the periods indicated, the high and low sales prices per share of common stock as reported in the Bloomberg Financial markets services.

	Sales Price
	High	Low
2009
4th Quarter	$28.68	$22.05
3rd Quarter	26.29	17.54
2nd Quarter	24.83	15.14
1st Quarter	32.95	18.60

2008
4th Quarter	$34.85	$28.55
3rd Quarter	35.02	29.57
2nd Quarter	33.23	26.30
1st Quarter	35.69	30.68

The Company declared a $648 million dividend ($0.35 per share) on December 3, 2008 related to fiscal 2008, which was paid in the second quarter of fiscal 2009. The Board of Directors has not declared a dividend related to fiscal 2009 as of the date of this report.

As of October 3, 2009, the approximate number of common shareholders of record was 1,009,288.

The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended October 3, 2009:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
June 28, 2009 – July 31, 2009	156,772	$24.28	—	180 million
August 1, 2009 – August 31, 2009	118,524	26.27	—	180 million
September 1, 2009 – October 3, 2009	1,443,928	26.08	1,310,900	179 million

Total	1,719,224	25.93	1,310,900	179 million

(1)

408,324 shares were purchased on the open market to provide shares to participants in the Walt Disney Investment Plan and Employee Stock Purchase Plan. These purchases were not made pursuant to a publicly announced repurchase plan or program.

(2)

Under a share repurchase program implemented effective June 10, 1998, the Company is authorized to repurchase shares of its common stock. On May 1, 2007, following share repurchases made through May 1, 2007, the Company’s Board of Directors increased the repurchase authorization to a total of 400 million shares as of that date. The repurchase program does not have an expiration date.

ITEM 6.  Selected Financial Data

(in millions, except per share data)	2009 (1)	2008 (2)	2007 (3)(4)	2006 (3)(5)	2005 (3)(6)
Statements of income
Revenues	$36,149	$37,843	$35,510	$33,747	$31,374
Income from continuing operations before the cumulative effect of accounting changes	3,307	4,427	4,674	3,304	2,460
Per common share
Earnings from continuing operations before the cumulative effect of accounting changes
Diluted	$1.76	$2.28	$2.24	$1.60	$1.19
Basic	1.78	2.34	2.33	1.65	1.21
Dividends	0.35	0.35	0.31	0.27	0.24
Balance sheets
Total assets	$63,117	$62,497	$60,928	$59,998	$53,158
Long-term obligations	16,939	14,889	14,916	13,974	14,102
Shareholders’ equity	33,734	32,323	30,753	31,820	26,210
Statements of cash flows Cash provided (used) by:
Continuing operating activities	$5,064	$5,446	$5,398	$5,960	$4,139
Continuing investing activities	(2,096)	(2,162)	(618)	(220)	(1,682)
Continuing financing activities	(2,552)	(3,953)	(3,619)	(5,166)	(2,899)

(1)

The fiscal 2009 results include restructuring and impairment charges ($0.17 per diluted share), a non-cash gain in connection with the merger of Lifetime and AETN ($0.08 per diluted share) and a gain on the sale of our investment in two pay television services in Latin America ($0.04 per diluted share). Including the impact of rounding, these items collectively resulted in a net adverse impact of $0.06 per diluted share.

(2)

The fiscal 2008 results include an accounting gain related to the acquisition of the Disney Stores North America and a gain on the sale of movies.com (together $0.01 per diluted share), the favorable resolution of certain income tax matters ($0.03 per diluted share), a bad debt charge for a receivable from Lehman Brothers ($0.03 per diluted share) and an impairment charge ($0.01 per diluted share). These items collectively had no net impact on earnings per share.

(3)

During fiscal 2007, the Company concluded the spin-off of the ABC Radio business and thus reports ABC Radio as discontinued operations for all periods presented (see Note 5 to the Consolidated Financial Statements for further discussion).

(4)

The fiscal 2007 results include gains from the sales of E! Entertainment and Us Weekly (together $0.31 per diluted share), the favorable resolution of certain income tax matters ($0.03 per diluted share), an equity-based compensation plan modification charge ($0.01 per diluted share) and an impairment charge ($0.01 per diluted share). These items collectively resulted in a net benefit of $0.32 per diluted share.

(5)

During fiscal 2006, the Company completed an all stock acquisition of Pixar for $7.5 billion. In addition, results include gains on sales of a Spanish cable equity investment and Discover Magazine (together $0.02 per diluted share), the favorable resolution of certain income tax matters ($0.02 per diluted share), a net benefit associated with the completion of the Pixar acquisition ($0.01 per diluted share) and an impairment charge ($0.01 per diluted share). These items collectively resulted in a net benefit of $0.04 per diluted share.

(6)

The fiscal 2005 results include the favorable resolution of certain income tax matters ($0.06 per diluted share), a benefit from the restructuring of Euro Disney’s borrowings ($0.02 per diluted share), an income tax benefit from the repatriation of foreign earnings under the American Jobs Creation Act ($0.02 per diluted share), a gain on the sale of the Mighty Ducks of Anaheim ($0.01 per diluted share), a write-off of investments in leveraged leases ($0.03 per diluted share), a write-down related to the MovieBeam venture ($0.02 per diluted share), an impairment charge for a cable television investment in Latin America ($0.01 per diluted share) and restructuring and impairment charges related to the sale of The Disney Stores North America ($0.01 per diluted share). These items collectively resulted in a net benefit of $0.04 per diluted share.

ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

CONSOLIDATED RESULTS

(in millions, except per share data)

				% Change Better/(Worse)
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
Revenues	$36,149	$37,843	$35,510	(4) %	7%
Costs and expenses	(30,452)	(30,400)	(28,655)	— %	(6) %
Restructuring and impairment charges	(492)	(39)	(26)	nm	(50) %
Other income (expense)	342	(59)	1,004	nm	nm
Net interest expense	(466)	(524)	(593)	11%	12%
Equity in the income of investees	577	581	485	(1) %	20%

Income from continuing operations before income taxes and minority interests	5,658	7,402	7,725	(24) %	(4) %
Income taxes	(2,049)	(2,673)	(2,874)	23%	7%
Minority interests	(302)	(302)	(177)	— %	(71) %

Income from continuing operations	3,307	4,427	4,674	(25) %	(5) %
Discontinued operations, net of tax	—	—	13	nm	nm

Net income	$3,307	$4,427	$4,687	(25) %	(6) %

Diluted Earnings per share (1):
Earnings per share, continuing operations	$1.76	$2.28	$2.24	(23) %	2%
Earnings per share, discontinued operations	—	—	0.01	nm	nm

Earnings per share	$1.76	$2.28	$2.25	(23) %	1%

Basic Earnings per share:
Earnings per share, continuing operations	$1.78	$2.34	$2.33	(24) %	— %
Earnings per share, discontinued operations	—	—	0.01	nm	nm

Earnings per share	$1.78	$2.34	$2.34	(24) %	— %

Weighted average number of common and common equivalent shares outstanding:
Diluted	1,875	1,948	2,092

Basic	1,856	1,890	2,004

(1)

The calculation of diluted earnings per share assumes the conversion of the Company’s convertible senior notes into 45 million shares of common stock for periods presented prior to their redemption in the third quarter of fiscal 2008. Related after-tax interest expense of $12 million for fiscal 2008 and $21 million for fiscal 2007 has been added back for the calculation of diluted earnings per share.

Organization of Information

Management’s Discussion and Analysis provides a narrative on the Company’s financial performance and condition that should be read in conjunction with the accompanying financial statements. It includes the following sections:

•	Consolidated Results
•	Business Segment Results – 2009 vs. 2008
•	Non-Segment Items – 2009 vs. 2008
•	Pension and Benefit Costs
•	Business Segment Results – 2008 vs. 2007
•	Non-Segment Items – 2008 vs. 2007
•	Liquidity and Capital Resources
•	Contractual Obligations, Commitments, and Off Balance Sheet Arrangements
•	Accounting Policies and Estimates
•	Accounting Changes
•	Forward-Looking Statements

CONSOLIDATED RESULTS

2009 vs. 2008

Revenues for the year decreased 4%, or $1.7 billion, to $36.1 billion; net income decreased 25%, or $1.1 billion, to $3.3 billion; and diluted earnings per share decreased 23% to $1.76.

Net income for the current year included certain items that affected comparability, including restructuring and impairment charges ($0.17 per diluted share), a non-cash gain in connection with the merger of Lifetime and AETN ($0.08 per diluted share) and a gain on the sale of our investment in two pay television services in Latin America ($0.04 per diluted share). Including the impact of rounding, these items collectively resulted in a net adverse impact of $0.06 per diluted share. Fiscal 2008 included an accounting gain related to the acquisition of the Disney Stores North America and a gain on the sale of movies.com (together $0.01 per diluted share), the favorable resolution of certain income tax matters ($0.03 per diluted share), a bad debt charge for a receivable from Lehman Brothers ($0.03 per diluted share) and an impairment charge ($0.01 per diluted share). These items collectively had no net impact on earnings per share. The current year results also include the benefit from one additional week of operations compared to fiscal 2008 and fiscal 2007 due to the timing of our fiscal period end. Fiscal 2010 will not include an additional week and will be a fifty-two week fiscal year.

The decrease in diluted earnings per share reflected lower operating results and the items discussed above, partially offset by a decrease in weighted average shares outstanding. The decrease in operating results was primarily due to lower broadcast and cable advertising revenues, a decline in worldwide sales of DVD units, decreased guest spending at our domestic parks and resorts and Disneyland Paris, higher programming costs and production cost amortization at our cable and broadcast businesses, lower performance of our movies in worldwide theatrical and television distribution and lower earned revenue at our licensing business. These decreases were partially offset by contractual rate increases on revenues from MVSPs (Affiliate Fees), principally at ESPN, cost mitigation activities at Walt Disney World Resort and Disneyland Paris and higher international and domestic sales of ABC Studios productions.

2008 vs. 2007

Revenues for the year increased 7%, or $2.3 billion, to $37.8 billion; net income decreased 6%, or $260 million, to $4.4 billion; and diluted earnings per share increased 1% to $2.28.

As discussed above, net income for fiscal 2008 included certain items which affected comparability. Fiscal 2007 included gains from the sales of E! Entertainment and Us Weekly (together $0.31 per diluted share), the favorable resolution of certain income tax matters ($0.03 per diluted share), income from the discontinued operations of the ABC Radio business ($0.01 per diluted share), an equity-based compensation plan modification charge ($0.01 per diluted share) and an impairment charge ($0.01 per diluted share). These items collectively resulted in a net benefit of $0.33 per diluted share.

The increase in diluted earnings per share for fiscal 2008 was the result of an increase in segment operating results and a decrease in weighted average shares outstanding, partially offset by the absence of the gains in fiscal 2007 discussed above. Higher segment operating results reflected increases in Affiliate Fees and advertising revenues at our cable businesses, higher guest spending and attendance at Walt Disney World Resort and Disneyland Paris, and strong sales of licensed products, partially offset by a decline in worldwide DVD sales.

Restructuring and Impairment Charges

The Company recorded charges totaling $492 million for the current year which included impairment charges of $279 million and restructuring costs of $213 million. The most significant of the impairment charges were $142 million related to FCC radio licenses and $65 million related to our investment in UTV Software Communications Limited (UTV). The restructuring charges included severance and other related costs as a result of various ongoing organizational and cost structure initiatives across our businesses. Restructuring and impairment charges for the prior year consisted of an impairment charge of $39 million related to FCC radio licenses.

Other Income (Expense)

Other income (expense) is as follows (in millions):

	2009	2008	2007
Gain on Lifetime/AETN transaction (1)	$228	$—	$—
Gain on sale of investment in two pay television services in Latin America	114	—	—
Gain related to the acquisition of the Disney Stores North America	—	18	—
Gain on sale of movies.com	—	14	—
Bad debt charge for Lehman Brothers receivable	—	(91)	—
Gain on sale of equity investment in E! Entertainment	—	—	780
Gain on sale of equity investment in Us Weekly	—	—	272
Equity-based compensation plan modification charge	—	—	(48)

Other income (expense)	$342	$(59)	$1,004

(1)

On September 15, 2009, the Company and Hearst both contributed their 50% interest in Lifetime to AETN in exchange for an increased interest in AETN. The transaction resulted in a $228 million non-cash gain. See Note 4 to the Consolidated Financial Statements for further details of this transaction.

BUSINESS SEGMENT RESULTS – 2009 vs. 2008

				% Change Better/(Worse)
(in millions)	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
Revenues:
Media Networks	$16,209	$15,857	$14,913	2%	6%
Parks and Resorts	10,667	11,504	10,626	(7)%	8%
Studio Entertainment	6,136	7,348	7,491	(16)%	(2)%
Consumer Products	2,425	2,415	1,990	—%	21%
Interactive Media	712	719	490	(1)%	47%

	$36,149	$37,843	$35,510	(4)%	7%

Segment operating income (loss) (1):
Media Networks	$4,765	$4,981	$4,534	(4)%	10%
Parks and Resorts	1,418	1,897	1,710	(25)%	11%
Studio Entertainment	175	1,086	1,195	(84)%	(9)%
Consumer Products	609	778	689	(22)%	13%
Interactive Media	(295)	(258)	(291)	(14)%	11%

	$6,672	$8,484	$7,837	(21)%	8%

(1)

Segment operating income includes equity in the income of investees. In the Business Segment results discussion, equity in the income of investees is included in segment operating income but does not affect segment revenues or costs and expenses.

The Company evaluates the performance of its operating segments based on segment operating income, and management uses aggregate segment operating income as a measure of the overall performance of the operating businesses. The Company believes that information about aggregate segment operating income assists investors by allowing them to evaluate changes in the operating results of the Company’s portfolio of businesses separate from factors other than business operations that affect net income. The following table reconciles segment operating income to income from continuing operations before income taxes and minority interests.

				% Change Better/(Worse)
(in millions)	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
Segment operating income	$6,672	$8,484	$7,837	(21)%	8%
Corporate and unallocated shared expenses	(398)	(460)	(497)	13%	7%
Restructuring and impairment charges (1)	(492)	(39)	(26)	nm	(50)%
Other income (expense)	342	(59)	1,004	nm	nm
Net interest expense	(466)	(524)	(593)	11%	12%

Income from continuing operations before income taxes and minority interests	$5,658	$7,402	$7,725	(24)%	(4)%

(1)

The fiscal 2008 and 2007 amounts consist of impairment charges for FCC radio licenses which were previously reported in Media Networks operating income in the fiscal 2008 and 2007 financial statements. For the fiscal 2009 financial statements, these amounts have been reclassified to “Restructuring and Impairment Charges” in the consolidated statements of income to conform to the fiscal 2009 presentation.

Media Networks

The following table provides supplemental revenue and operating income detail for the Media Networks segment:

				% Change Better/(Worse)
(in millions)	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
Revenues
Cable Networks	$10,555	$10,041	$9,167	5%	10%
Broadcasting	5,654	5,816	5,746	(3) %	1%

	$16,209	$15,857	$14,913	2%	6%

Segment operating income
Cable Networks	$4,260	$4,139	$3,603	3%	15%
Broadcasting	505	842	931	(40) %	(10)%

	$4,765	$4,981	$4,534	(4) %	10%

Revenues

Media Networks revenues increased 2%, or $352 million, to $16.2 billion, consisting of a 5% increase, or $514 million, at the Cable Networks offset by a 3% decrease, or $162 million, at Broadcasting.

Increased Cable Networks revenues were primarily due to growth of $614 million from Affiliate Fees, partially offset by a decrease of $149 million from advertising revenues. Affiliate Fees are generally derived from fees charged on a per-subscriber basis, and the increase in the current year was primarily due to contractual rate increases at ESPN and, to a lesser extent, at the domestic Disney Channel and ABC Family, the impact of the additional week of operations and subscriber growth at ESPN. Lower advertising revenue reflected a decrease at ESPN, partially offset by an increase at ABC Family. The decrease at ESPN reflected fewer units sold, partially offset by higher rates. The increase at ABC Family reflected increased units sold and higher rates. Higher Affiliate Fees at the domestic Disney Channel were more than offset by lower DVD sales.

Certain of the Company’s contracts with cable and satellite operators include annual live programming commitments. In these cases, recognition of revenues subject to the commitments is deferred until the annual commitments are satisfied, which generally results in higher revenue recognition in the second half of the year.

Decreased Broadcasting revenues were primarily due to lower advertising sales at the ABC Television Network and at the owned television stations, partially offset by higher international and domestic sales of ABC Studios productions driven by Grey’s Anatomy, Private Practice, and Criminal Minds. Lower advertising revenues at the ABC Television Network reflected lower primetime ratings.

Costs and Expenses

Costs and expenses, which consist primarily of programming rights costs, production costs, participation costs, distribution and marketing expenses and general and administrative costs, increased 5%, or $539 million, to $12.0 billion, consisting of a 6% increase, or $367 million, at the Cable Networks and a 3% increase, or $172 million, at Broadcasting. The increase at Cable Networks was driven by higher rights costs at ESPN due to contractual rate increases for key contracts and costs of new and renewed contracts for college and international sports programming and increased programming costs at ABC Family due to more original series. The increase at Broadcasting was driven by higher programming and production costs and a bad debt charge in connection with a bankruptcy of a syndication customer. Higher programming and production costs reflected more hours of original scripted primetime programming at the ABC Television Network and higher production cost amortization related to sales of ABC Studios productions.

Sports Programming Costs

The Company has various contractual commitments for the purchase of rights for multi-year sports programming packages, including the National Football League, college football (including college bowl games) and basketball conferences, National Basketball Association, NASCAR, Major League Baseball, World Cup and various soccer leagues, and Golf and Tennis Associations. The costs of these contracts have increased significantly in recent years. We enter into these contractual commitments with the expectation that, over the life of the contracts, revenue from advertising during the programming and Affiliate Fees will exceed the costs of the programming. While contract costs may initially exceed incremental revenues and negatively impact operating income, it is our expectation that the combined value to our networks from all of these contracts will result in long-term benefits. The actual impact of these contracts on the Company’s results over the term of the contracts is dependent upon a number of factors, including the strength of advertising markets, effectiveness of marketing efforts and the size of viewer audiences.

Segment Operating Income

Segment operating income decreased 4%, or $216 million, to $4.8 billion for the year due to a decrease of $337 million at Broadcasting, partially offset by an increase of $121 million at the Cable Networks. The decrease at Broadcasting was primarily due to lower advertising sales, higher programming costs and the syndication customer bad debt charge, partially offset by increased sales of ABC Studios productions. The increase at the Cable Networks was primarily due to growth at ESPN and ABC Family.

Parks and Resorts

Revenues

Parks and Resorts revenues decreased 7%, or $837 million, to $10.7 billion due to decreases of $531 million at our domestic operations and $306 million at our international operations.

The following table presents attendance, per capita theme park guest spending, and hotel statistics for our domestic properties:

	East Coast		West Coast		Total Domestic
	Fiscal Year 2009	Fiscal Year 2008	Fiscal Year 2009	Fiscal Year 2008	Fiscal Year 2009	Fiscal Year 2008
Parks
Increase/ (decrease)
Attendance	— %	2%	7%	— %	2%	2%
Per Capita Guest Spending	(4) %	3%	(9) %	2%	(6) %	3%
Hotels (1)
Occupancy	87%	90%	80%	88%	87%	89%
Available Room Nights (in thousands)	8,732	8,566	817	801	9,549	9,367
Per Room Guest Spending	$205	$223	$315	$339	$214	$233

(1)

Per room guest spending consists of the average daily hotel room rate as well as guest spending on food, beverages and merchandise at the hotels. Hotel statistics include rentals of Disney Vacation Club units.

At our domestic operations, decreased revenue reflected a decrease in guest spending, principally at our parks and resorts, and lower gains on securitized sales of ownership interests at Disney Vacation Club. Decreased guest spending at the domestic parks and resorts reflected lower average ticket prices, lower average daily hotel room rates and decreased merchandise spending. These decreases were partially offset by an increase in revenue recognition at Disney Vacation Club in connection with the completion of a vacation club property.

At our international operations, lower revenues resulted from a decrease at Disneyland Paris due to the unfavorable impact of foreign currency translation as a result of the strengthening of the U.S. dollar against the Euro and decreased guest spending. Decreased guest spending was due to lower average ticket prices, decreased merchandise spending and lower average daily hotel room rates.

Costs and Expenses

Costs and expenses, which consist primarily of labor, depreciation, costs of merchandise, food and beverage sold, marketing and sales expense, repairs and maintenance and entertainment, decreased 4%, or $358 million. The decrease in costs and expenses was driven by decreases at Disneyland Paris and the Walt Disney World Resort, partially offset by an increase at Disney Vacation Club. The decrease at Disneyland Paris was due to the favorable impact of foreign currency translation as a result of the strengthening of the U.S. dollar against the Euro and savings from cost mitigation activities partially offset by labor and other cost inflation. The decrease at the Walt Disney World Resort was driven by savings from cost mitigation activities, partially offset by labor and other cost inflation. The increase at Disney Vacation Club was driven by higher per unit cost of sales and expense recognition in connection with the completion of a vacation club property.

Segment Operating Income

Segment operating income decreased 25%, or $479 million, to $1.4 billion, due to decreases at our domestic operations and at Disneyland Paris.

Studio Entertainment

Revenues

Revenues decreased 16%, or $1.2 billion, to $6.1 billion primarily due to decreases of $978 million in worldwide home entertainment, $129 million in music distribution and $106 million in worldwide television distribution.

The decrease in worldwide home entertainment revenues was primarily due to lower unit sales and net effective pricing, reflecting the overall decline in the DVD market and the strength of Pirates of the Caribbean: At World’s End in the prior year. Significant other titles included WALL-E and The Chronicles of Narnia: Prince Caspian in the current year while the prior year included Ratatouille, National Treasure 2: Book of Secrets and Enchanted.

Lower revenues in music distribution reflected the strong performance of the Hannah Montana concert tour and Miley Cyrus and Jonas Brothers CD titles in the prior year. The decrease in worldwide television distribution was driven by fewer significant titles in the current year.

Cost and Expenses

Costs and expenses, which consist primarily of production cost amortization, distribution and marketing expenses, product costs and participation costs decreased 5%, or $305 million, primarily due to decreases in worldwide home entertainment and music distribution, partially offset by an increase in worldwide theatrical distribution.

The decrease in costs at worldwide home entertainment was primarily due to lower distribution costs and production cost amortization resulting from a decline in DVD unit sales. The decrease in music distribution reflected the absence of costs associated with the Hannah Montana concert tour in the prior year. Increased costs and expenses in worldwide theatrical distribution reflected higher marketing costs for current year releases and higher film cost write-downs.

Segment Operating Income

Segment operating income decreased 84%, or $911 million, to $175 million primarily due to decreases at worldwide home entertainment, worldwide theatrical distribution and worldwide television distribution.

Consumer Products

Revenues

Revenues were essentially flat at $2.4 billion as an increase of $131 million at our retail business was offset by decreases of $86 million at Merchandise Licensing and $44 million at Publishing. The increase at our retail business was primarily due to the acquisition of the Disney Stores North America during the third quarter of fiscal 2008 (see discussion of the Disney Stores acquisition below), partially offset by the unfavorable impact of foreign currency translation at The Disney Stores Europe as a result of the strengthening of the U.S. dollar against the British pound and Euro. The decrease at Merchandise Licensing was primarily due to lower earned royalty revenue across multiple product categories due to the difficult retail environment as well as the strength of Hannah Montana and High School Musical properties in the prior year. The decrease at Publishing reflected lower magazine sales driven by the closure of Wondertime magazine.

Costs and Expenses

Costs and expenses, which consist primarily of cost of sales, salaries and benefits, marketing and occupancy, increased 11%, or $181 million, to $1.8 billion primarily due to an increase at our retail business, partially offset by a decrease at Publishing. The increase at retail was due to the acquisition of the Disney Stores North America in the third quarter of fiscal 2008, partially offset by a favorable impact of foreign currency translation at The Disney Stores Europe as a result of the strengthening of the U.S. dollar against the British pound and Euro. The decrease at Publishing reflected lower cost of sales and other operating costs.

Segment Operating Income

Segment operating income decreased 22%, or $169 million, to $609 million due to lower results at Merchandise Licensing and at our retail business, which reflected the adverse impact of a full year of company-owned operations at the Disney Stores North America in fiscal 2009 whereas the prior year included five months of company-owned operations and seven months of licensed operations.

Disney Stores Acquisition

On April 30, 2008, the Company acquired certain assets of the Disney Stores North America for approximately $64 million of cash from, and terminated its long-term licensing arrangement for the Disney Stores with, The Children’s Place, the former licensee. The Company acquired the inventory, leasehold improvements, and certain fixed assets of, and assumed the leases on, 229 stores. The Company conducted the wind-down and closure of an additional 88 stores but did not assume the leases on these stores.

Interactive Media

Revenues

Interactive Media revenues decreased 1%, or $7 million, to $712 million primarily due to a decrease of $58 million at Disney Interactive Studios, driven by lower sales of self-published video games and decreased licensing revenues, partially offset by increases of $39 million at our mobile phone service business in Japan, which was launched in the second quarter of fiscal 2008, and $11 million at Disney Online driven by increased subscription revenues at Club Penguin.

At Disney Interactive Studios, lower self-published video games sales reflected decreased net effective pricing and unit sales. Significant current year titles included High School Musical 3, Sing It and Bolt as compared to the prior year, which included High School Musical, Turok, Hannah Montana 2 and Pure. The decrease in licensing revenues was primarily due to the performance of WALL-E, Cars and Ratatouille in the prior year.

Costs and Expenses

Costs and expenses, which consist primarily of video game and internet product development costs, cost of sales, distribution and marketing expenses, general and administrative costs, and technology infrastructure costs, increased 4%, or $35 million, to $1.0 billion.

The increase was primarily due to higher unit cost of sales and distribution costs, which included the costs for bundled accessories and music royalties for certain current-year titles at Disney Interactive Studios, higher expenses at our mobile phone service business in Japan driven by a full year of operations, partially offset by a decrease at Disney Online driven by lower marketing costs.

Segment Operating Loss

Segment operating loss increased 14%, or $37 million, to $295 million driven by lower results at Disney Interactive Studio partially offset by improved results at Disney Online.

NON-SEGMENT ITEMS – 2009 vs. 2008

Corporate and Unallocated Shared Expenses

Corporate and unallocated shared expense decreased 13%, from $460 million to $398 million, driven by savings from cost mitigation activities and an increase in allocation of costs to the business segments.

Net Interest Expense

Net interest expense is detailed below:

(in millions)	2009	2008	% Change Better/(Worse)
Interest expense	$(588)	$(712)	17%
Interest and investment income	122	188	(35)%

Net interest expense	$(466)	$(524)	11%

The decrease in interest expense and interest and investment income for the year was driven by lower effective interest rates.

Effective Income Tax Rate

The effective tax rate was comparable to the prior year at 36.2% as the favorable impact of legislative changes in the current year was offset by the favorable resolution of certain income tax matters in the prior year.

Minority Interests

Minority interest expense was flat at $302 million for the current year as the impact of lower financing costs at Hong Kong Disneyland and improved operating results at ESPN were offset by lower performance at Disneyland Paris. The minority interest is determined on income after royalties, financing costs and income taxes.

PENSION AND POSTRETIREMENT MEDICAL BENEFIT COSTS

Pension and postretirement medical benefit plan costs affect results in all five segments, with approximately one-half of these costs being borne by the Parks and Resorts segment. The Company recognized pension and postretirement medical benefit plan expenses of $214 million, $255 million and $278 million for fiscal years 2009, 2008 and 2007, respectively. The decrease in fiscal 2009 was primarily due to an increase in the discount rate used to measure the present value of plan obligations. The assumed discount rate reflects market rates for high-quality corporate bonds currently available. The Company’s discount rate was determined by considering the average of pension yield curves constructed from a large population of high quality corporate bonds. The resulting discount rate reflects the matching of plan liability cash flows to the yield curves.

We expect pension and postretirement medical costs to increase by approximately $268 million to $482 million in fiscal 2010 primarily due to a decrease in the discount rate used to measure the present value of plan obligations and asset returns that were below the assumed return. The decrease in the discount rate and the asset return shortfall versus our expected return in fiscal 2009 also resulted in an increase in the underfunded status of our plans and an increase in unrecognized pension and postretirement medical expense which totals $2.8 billion ($1.8 billion after-tax) as of October 3, 2009. If our investment performance does not improve relative to our long-term assumption and/or discount rates do not increase, we expect that pension and post-retirement medical costs will continue to be considerably higher than fiscal 2009 for the next few years as a result of amortizing these unrecognized expenses. See Note 11 to the Consolidated Financial Statements for further details of the impacts of our pension and postretirement medical plans on our financial statements. During fiscal 2009, the Company made contributions to its pension and postretirement medical plans totaling $473 million, which included discretionary contributions above the minimum requirements for pension plans. The Company expects pension and post-retirement medical plan contributions in fiscal 2010 to range from $350 million to $450 million, which is expected to include discretionary contributions above the minimum requirements. Final minimum funding requirements for fiscal 2010 will be determined based on our January 1, 2010 funding actuarial valuation which will be available late fiscal 2010. See “Item 1A – Risk Factors” for the impact of factors affecting pension and postretirement medical costs.

BUSINESS SEGMENT RESULTS – 2008 vs. 2007

Media Networks

Revenues

Media Networks revenues increased 6%, or $944 million, to $15.9 billion, consisting of a 10% increase, or $874 million, at the Cable Networks and a 1% increase, or $70 million, at Broadcasting.

Increased Cable Networks revenues were primarily due to growth of $654 million from Affiliate Fees and $206 million from advertising revenues. Increased Affilitate Fees in fiscal 2008 were driven by increases at ESPN and, to a lesser extent, the worldwide Disney Channels and ABC Family. The increase at ESPN was primarily due to contractual rate increases and subscriber growth, the increase at the worldwide Disney Channels was driven by subscriber growth and the increase at ABC Family was due to contractual rate increases. Higher advertising revenues at ESPN and ABC Family reflected improved rates and ratings. Higher DVD sales, primarily High School Musical, were partially offset by the favorable settlement of a claim with an international distributor in fiscal 2007.

Increased Broadcasting revenues reflected higher international sales of ABC Studios productions partially offset by decreased advertising revenues, largely at the owned television stations. Increased international sales of ABC Studios productions were driven by Grey’s Anatomy, Private Practice and Reaper. Fiscal 2008 revenues at the ABC Television Network were comparable to fiscal 2007 as the impact of lower ratings was offset by higher advertising rates and digital media revenues.

Costs and Expenses

Costs and expenses increased 6%, or $609 million, to $11.5 billion, consisting of an 7% increase, or $448 million, at the Cable Networks and a 3% increase, or $161 million, at Broadcasting. The increase at Cable Networks was primarily due to increased costs at ESPN and to a lesser extent, the worldwide Disney Channels, driven by higher programming, administrative and marketing costs. These increases were partially offset by the absence of Major League Baseball programming costs at ABC Family. The increase at Broadcasting was primarily due to higher production cost amortization related to international sales of our programs.

Segment Operating Income

Segment operating income increased 10%, or $447 million, to $5.0 billion due to an increase of $536 million at the Cable Networks partially offset by a decrease of $89 million at Broadcasting. The increase at the Cable Networks was primarily due to growth at ESPN, higher income at our cable equity investments, and increases at ABC Family and the domestic Disney Channels, partially offset by a favorable settlement of a claim with an international distributor in fiscal 2007. The decrease at Broadcasting was due to lower advertising revenues at the owned television stations. The increase in income at our cable equity investments was primarily due to higher affiliate and advertising revenue at Lifetime and a gain on the sale of a European cable channel.

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

Summarized financial information for the discontinued operations is as follows (in millions, except per share data):

2007
Revenues	$372
Income from discontinued operations before income taxes	45
Income from discontinued operations, net of tax	13
Diluted EPS, discontinued operations	0.01

Parks and Resorts

Revenues

Parks and Resorts revenues increased 8%, or $878 million, to $11.5 billion due to increases of $439 million at our domestic operations and $439 million at our international operations.

The following table presents attendance, per capita theme park guest spending, and hotel statistics for our domestic properties:

	East Coast		West Coast		Total Domestic
	Fiscal Year 2008	Fiscal Year 2007	Fiscal Year 2008	Fiscal Year 2007	Fiscal Year 2008	Fiscal Year 2007
Parks
Increase/(decrease)
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

At our domestic operations, growth in revenues was primarily due to increases at the Walt Disney World Resort and Disney Vacation Club. Revenue growth at Walt Disney World Resort was primarily due to increased guest spending and theme park attendance. Increased guest spending was due to higher average ticket prices, increased food and beverage sales and higher average daily hotel room rates. At Disney Vacation Club, revenue growth reflected higher vacation club ownership sales, including extensions of the term of ownership on existing vacation club properties.

At our international operations, revenue growth resulted from an increase at Disneyland Paris due to the favorable impact of foreign currency translation as a result of the weakening of the U.S. dollar against the Euro and increased guest spending and theme park attendance. Increased guest spending was due to higher average daily hotel room rates and average ticket prices.

Costs and Expenses

Costs and expenses increased 8%, or $691 million, primarily due to increases at Disneyland Paris, Walt Disney World Resort and Disney Vacation Club. The increase at Disneyland Paris was due to the unfavorable impact of foreign currency translation as a result of the weakening of the U.S. dollar against the Euro, labor cost inflation and higher volume-related costs. The increase at the Walt Disney World Resort was due to labor and other cost inflation, new guest offerings and volume-related costs. The increase at Disney Vacation Club was driven by higher per unit cost of sales.

Segment Operating Income

Segment operating income increased 11%, or $187 million, to $1.9 billion, primarily due to increases at Disneyland Paris and the Walt Disney World Resort.

Studio Entertainment

Revenues

Revenues decreased 2%, or $143 million, to $7.3 billion primarily due to decreases of $117 million in worldwide television distribution, $112 million in domestic theatrical distribution, and $66 million in domestic home entertainment, partially offset by an increase of $147 million in international home entertainment.

The decrease in worldwide television distribution revenues was driven by the absence of the multi-season sale of Home Improvement which occurred in fiscal 2007. Lower revenues in domestic theatrical distribution reflected the strong performance of fiscal 2007 titles, including Pirates of the Caribbean: At World’s End, Ratatouille, and Wild Hogs, compared to the titles in fiscal 2008, which included National Treasure 2: Book of Secrets and WALL-E. Lower revenues in domestic home entertainment were primarily due to a decline in unit sales reflecting the performance of Pirates of the Caribbean: At World’s End and Ratatouille in fiscal 2008 compared to Pirates of the Caribbean: Dead Man’s Chest and Cars in fiscal 2007.

Revenue growth in international home entertainment was primarily due to a higher unit sales mix of television series DVD sets, which have higher average unit sales prices.

Cost and Expenses

Costs and expenses for fiscal 2008 were comparable to fiscal 2007 as decreases in worldwide television distribution and domestic theatrical distribution were largely offset by an increase in international home entertainment.

Lower costs and expenses in worldwide television distribution were primarily due to a decrease in amortization and participation costs driven by the absence of the Home Improvement sale. The decrease in domestic theatrical distribution was primarily due to lower amortization expense reflecting decreased revenues for fiscal 2008 releases and lower film cost write-downs. The increase in international home entertainment was primarily due to higher distribution costs driven by extensive marketing campaigns in fiscal 2008.

Segment Operating Income

Segment operating income decreased 9%, or $109 million, to $1.1 billion primarily due to lower revenues in domestic home entertainment.

Consumer Products

Revenues

Revenues increased 21%, or $425 million, to $2.4 billion, due to increases of $196 million at our retail business and $181 million at Merchandise Licensing.

The increase at our retail business was due to the acquisition of the Disney Stores North America during the third quarter of fiscal 2008. The revenue growth at Merchandise Licensing was primarily due to higher earned royalties across multiple product categories, led by Hannah Montana and High School Musical merchandise, partially offset by lower recognition of minimum guarantee revenues.

Costs and Expenses

Costs and expenses increased 26%, or $336 million, to $1.6 billion primarily due to the acquisition of the Disney Stores North America during the third quarter of fiscal 2008, and higher salary and benefits expenses and increased participation costs at Merchandise Licensing.

Segment Operating Income

Segment operating income increased 13%, or $89 million, to $778 million due to growth at Merchandise Licensing, partially offset by a decrease at our retail business.

Interactive Media

Revenues

Interactive Media revenues increased 47%, or $229 million, to $719 million primarily due to increases of $160 million at Disney Interactive Studios and $71 million at Disney Online.

The increase at Disney Interactive Studios was primarily due to the performance of new High School Musical, Hannah Montana and Turok self-published video games in fiscal 2008 compared to Pirates of the Caribbean, Spectrobes and Meet the Robinsons games in fiscal 2007. The increase at Disney Online reflected higher virtual world subscription revenue due to a full year of Club Penguin, which was acquired in the fourth quarter of fiscal 2007.

Costs and Expenses

Costs and expenses increased 25%, or $193 million, to $974 million driven by increases at Disney Interactive Studios and Disney Online, partially offset by lower costs related to the domestic mobile phone service, which was shut down in the first quarter of fiscal 2008. The increase at Disney Interactive Studios reflected higher product, distribution and marketing costs associated with volume growth and increased investment in video game development. At Disney Online the increase was driven by higher development and marketing costs related to the Disney.com website and virtual worlds, including the impact of a full year of Club Penguin, and the Family.com website.

Segment Operating Loss

Segment operating loss decreased 11%, or $33 million, to $258 million driven by reduced costs due to the shutdown of the domestic mobile phone service in the first quarter of fiscal 2008, partially offset by higher marketing costs at Disney Online.

NON-SEGMENT ITEMS – 2008 vs. 2007

Corporate and Unallocated Shared Expenses

Corporate and unallocated shared expense decreased 7%, from $497 million to $460 million, primarily due to an increase in allocation of costs to the business segments, partially offset by higher investments in strategic initiatives.

Net Interest Expense

Net interest expense is detailed below:

(in millions)	2008	2007	% Change Better/(Worse)
Interest expense	$(712)	$(746)	5%
Interest and investment income	188	153	23%

Net interest expense	$(524)	$(593)	12%

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

Minority Interests

Minority interest expense increased from $177 million to $302 million reflecting the impact of improved results at Disneyland Paris, ESPN and Hong Kong Disneyland. The minority interest is determined on income after royalties, financing costs and income taxes.

LIQUIDITY AND CAPITAL RESOURCES

The change in cash and cash equivalents is as follows:

(in millions)	2009	2008	2007
Cash provided by continuing operations	$5,064	$5,446	$5,398
Cash used by continuing investing activities	(2,096)	(2,162)	(618)
Cash used by continuing financing activities	(2,552)	(3,953)	(3,619)
Cash flows from discontinued operations	—	—	98

Increase/(decrease) in cash and cash equivalents	$416	$(669)	$1,259

Operating Activities

Cash provided by continuing operating activities for fiscal 2009 decreased 7% or $382 million to $5.1 billion as compared to fiscal 2008. The decrease was driven by lower segment operating results and higher contributions to our pension plans, partially offset by lower income tax payments and a decreased net investment in working capital.

Cash provided by continuing operating activities for fiscal 2008 increased 1% or $48 million to $5.4 billion as compared to fiscal 2007. The increase was driven by higher segment operating results and lower pension contributions, partially offset by increased film and television spending and higher net investment in working capital including higher spending on Disney Vacation Club properties.

Depreciation expense from continuing operations is as follows:

(in millions)	2009	2008	2007
Media Networks
Cable Networks	$108	$89	$89
Broadcasting	89	90	79

Total Media Networks	197	179	168

Parks and Resorts
Domestic	822	803	790
International	326	342	304

Total Parks and Resorts	1,148	1,145	1,094

Studio Entertainment	50	41	31
Consumer Products	29	18	16
Interactive Media	28	21	18
Corporate	128	123	132

Total depreciation expense from continuing operations	$1,580	$1,527	$1,459

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

The Company’s film and television production and programming activity for fiscal years 2009, 2008 and 2007 are as follows:

(in millions)	2009	2008	2007
Beginning balances:
Production and programming assets	$ 5,935	$ 5,682	$ 5,650
Programming liabilities	(1,108)	(1,210)	(1,118)

	4,827	4,472	4,532

Spending:
Film and television production	3,421	3,237	2,906
Broadcast programming	3,896	3,812	3,898

	7,317	7,049	6,804

Amortization:
Film and television production	(3,486)	(3,076)	(3,223)
Broadcast programming	(3,788)	(3,672)	(3,696)

	(7,274)	(6,748)	(6,919)

Change in film and television production and programming costs	43	301	(115)

Other non-cash activity	(154)	54	55

Ending balances:
Production and programming assets	5,756	5,935	5,682
Programming liabilities	(1,040)	(1,108)	(1,210)

	$ 4,716	$ 4,827	$ 4,472

Investing Activities

Investing activities from continuing operations consist principally of investments in parks, resorts, and other property and acquisition and divestiture activity. The Company’s investments in parks, resorts and other property from continuing operations for the last three years are as follows:

(in millions)	2009	2008	2007
Media Networks:
Cable Networks	$151	$206	$127
Broadcasting	143	132	106
Parks and Resorts:
Domestic	1,039	793	816
International	143	140	256
Studio Entertainment	135	126	85
Consumer Products	46	51	30
Interactive Media	21	40	38
Corporate	75	90	108

	$1,753	$1,578	$1,566

Capital expenditures for the Parks and Resorts segment are principally for theme park and resort expansion, new rides and attractions, cruise ships, recurring capital and capital improvements. The increase in capital expenditures at domestic parks and resorts in fiscal 2009 reflected spending on Disney’s California Adventure expansion and construction progress payments on two new cruise ships. The decrease in capital expenditures at international parks and resorts in fiscal 2008 reflected lower expenditures at Disneyland Paris as a result of completion of projects related to a multi-year investment program established with the 2005 Financial Restructuring (See Note 7 to the Consolidated Financial Statements).

Capital expenditures at Media Networks primarily reflect investments in facilities and equipment for expanding and upgrading broadcast centers, production facilities, and television station facilities. The increase in fiscal 2008 was driven by the construction of new production and television station facilities.

Other Investing Activities

During fiscal 2009, acquisitions totaled $517 million and included the purchase of additional interests in Jetix Europe N.V. and UTV (See Note 4 to the Consolidated Financial Statements), partially offset by proceeds totaling $185 million from the sale of our investment in two pay television services in Latin America.

During fiscal 2008, acquisitions totaled $660 million which included an additional interest in UTV.

During fiscal 2007, the Company received $1.5 billion in proceeds from the sales of our interests in E! Entertainment Television and Us Weekly. Acquisitions totaled $608 million driven by Club Penguin Entertainment, Inc. and NASN Limited (see Note 4 to the Consolidated Financial Statements).

Financing Activities

Cash used in continuing financing activities decreased by $1.4 billion to $2.6 billion in fiscal 2009 and consisted of repayments of borrowings, the payment of dividends and repurchases of common stock. The decrease from fiscal 2008 was due to lower share repurchases, partially offset by higher repayments of borrowings and decreased proceeds from stock option exercises. Cash used in continuing financing activities during fiscal 2008 and 2007 of $4.0 billion and $3.6 billion, respectively, consisted of share repurchases and dividends, partially offset by borrowings and the proceeds from stock option exercises. Borrowings during fiscal 2007 included $1.35 billion of pre-spin-off borrowings of ABC Radio Holdings, Inc. that were removed from the Company’s balance sheet in connection with the spin-off.

During the year ended October 3, 2009, the Company’s borrowing activity was as follows:

(in millions)	September 27, 2008	Additions	Payments	Other Activity	October 3, 2009
Commercial paper borrowings	$1,985	$—	$ (1,985)	$ —	$ —
U.S. medium-term notes	7,005	1,500	(880)	(7)	7,618
European medium-term notes	318	—	—	29	347
Other foreign currency denominated debt (1)	825	—	—	79	904
Capital Cities / ABC debt	178	—	(60)	(2)	116
Film financing	248	250	(174)	26	350
Other (2)	374	—	(7)	131	498
Euro Disney borrowings	2,457	—	(121)	8	2,344
Hong Kong Disneyland borrowings (3)	1,249	—	(375)	(350)	524

Total	$14,639	$1,750	$ (3,602)	$ (86)	$ 12,701

(1)	The other activity is primarily the impact of foreign currency translation as a result of the weakening of the U.S. dollar against the Japanese yen.

(2)	The other activity is primarily market value adjustments for debt with qualifying hedges.

(3)	The other activity is due to the conversion of the HKSAR’s loan to equity pursuant to the capital realignment and expansion plan (See Note 7 to the Consolidated Financial Statements).

The Company’s bank facilities are as follows:

(in millions)	Committed Capacity	Capacity Used	Unused Capacity
Bank facilities expiring February 2010	$2,225	$—	$2,225
Bank facilities expiring February 2011	2,225	237	1,988

Total	$4,450	$237	$4,213

These bank facilities allow for borrowings at LIBOR-based rates plus a spread, which depends on the Company’s public debt rating and can range from 0.175% to 0.75%. As of October 3, 2009, the Company had not borrowed under these bank facilities. The Company also has the ability to issue up to $800 million of letters of credit under the facility expiring in 2011, which if utilized, reduces available borrowing under this facility. As of October 3, 2009, $326 million of letters of credit had been issued of which $237 million was issued under this facility.

The Company may use commercial paper borrowings up to the amount of its unused bank facilities (see above), in conjunction with term debt issuance and operating cash flow, to retire or refinance other borrowings before or as they come due.

As of the filing date of this report, the Board of Directors had not yet declared a dividend related to fiscal 2009. The Company paid a $648 million dividend ($0.35 per share) during the second quarter of fiscal 2009 related to fiscal 2008. The Company paid a $664 million dividend ($0.35 per share) during the second quarter of fiscal 2008 related to fiscal 2007; and paid a $637 million dividend ($0.31 per share) during the second quarter of fiscal 2007 related to fiscal 2006.

During fiscal 2009, the Company repurchased 5 million shares of Disney common stock for $138 million. During fiscal 2008, the Company repurchased 139 million shares of Disney common stock for $4.5 billion. During fiscal 2007, the Company repurchased 202 million shares of Disney common stock for $6.9 billion. As of October 3, 2009, the Company had remaining authorization in place to repurchase 179 million additional shares. The repurchase program does not have an expiration date.

We believe that the Company’s financial condition is strong and that its cash balances, other liquid assets, operating cash flows, access to debt and equity capital markets and borrowing capacity, taken together, provide adequate resources to fund ongoing operating requirements and future capital expenditures related to the expansion of existing businesses and development of new projects. However, the Company’s operating cash flow and access to the capital markets can be impacted by macroeconomic factors outside of its control. See “Item 1A – Risk Factors”. In addition to macroeconomic factors, the Company’s borrowing costs can be impacted by short and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on the Company’s performance as measured by certain credit metrics such as interest coverage and leverage ratios. As of December 2, 2009, Moody’s Investors Service’s long and short-term debt ratings for the Company were A2 and P-1, respectively, with stable outlook; Standard & Poor’s long and short-term debt ratings for the Company were A and A-1, respectively, with CreditWatch negative; and Fitch’s long and short-term debt ratings for the Company were A and F-1, respectively, with stable outlook. The Company’s bank facilities contain only one financial covenant, relating to interest coverage, which the Company met on October 3, 2009, by a significant margin. The Company’s bank facilities also specifically exclude certain entities, such as Euro Disney and Hong Kong Disneyland, from any representations, covenants or events of default.

Euro Disney has covenants under its debt agreements that limit its investment and financing activities and require it to meet certain annual financial performance covenants. Subject to final third-party review as provided in its debt agreements, Euro Disney believes that it has complied with its financial performance covenants for fiscal year 2009.

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

The following table summarizes our significant contractual obligations and commitments on an undiscounted basis at October 3, 2009 and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal and interest payments on outstanding borrowings. Additional details regarding these obligations are provided in the Notes to the Consolidated Financial Statements, as referenced in the table:

	Payments Due by Period
(in millions)	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Borrowings (Note 9) (1)	$17,240	$1,690	$3,642	$3,993	$7,915
Operating lease commitments (Note 15)	2,036	421	684	414	517
Capital lease obligations (Note 15)	790	33	68	64	625
Sports programming commitments (Note 15)	17,979	2,973	5,975	5,551	3,480
Broadcast programming commitments (Note 15)	3,228	2,050	717	358	103

Total sports and other broadcast programming commitments	21,207	5,023	6,692	5,909	3,583
Other (2)	4,832	1,250	2,504	337	741

Total contractual obligations (3)	$46,105	$8,417	$13,590	$10,717	$13,381

(1)

Amounts exclude market value adjustments totaling $291 million, which are recorded in the balance sheet. Amounts include interest payments based on contractual terms for fixed rate debt, and on current interest rates for variable rate debt.

(2)

Other commitments primarily comprise contractual commitments for the construction of two new cruise ships, creative talent and employment agreements and unrecognized tax benefits. Creative talent and employment agreements include obligations to actors, producers, sports personnel, television and radio personalities and executives.

(3)	Contractual commitments include the following:

Liabilities recorded on the balance sheet	$14,448
Commitments not recorded on the balance sheet	31,657

$46,105

The Company also has obligations with respect to its pension and postretirement medical benefit plans. See Note 11 to the Consolidated Financial Statements.

Contingent Commitments and Contractual Guarantees

The Company also has certain contractual arrangements that would require the Company to make payments or provide funding if certain circumstances occur. The Company does not currently expect that these arrangements will result in any significant amounts being paid by the Company. See Note 15 to the Consolidated Financial Statements for information regarding the Company’s contingent commitments and contractual guarantees.

Legal and Tax Matters

As disclosed in Notes 10 and 15 to the Consolidated Financial Statements, the Company has exposure for certain legal and tax matters.

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

Film and Television Revenues and Costs

We expense film and television production, participation and residual costs over the applicable product life cycle based upon the ratio of the current period’s revenues to the estimated remaining total revenues (Ultimate Revenues) for each production. If our estimate of Ultimate Revenues decreases, amortization of film and television costs may be accelerated. Conversely, if estimates of Ultimate Revenues increase, film and television cost amortization may be slowed. For film productions, Ultimate Revenues include revenues from all sources that will be earned within ten years from the date of the initial theatrical release. For television series, we include revenues that will be earned within ten years from delivery of the first episode, or if still in production, five years from delivery of the most recent episode, if later.

With respect to films intended for theatrical release, the most sensitive factor affecting our estimate of Ultimate Revenues (and therefore affecting future film cost amortization and/or impairment) is domestic theatrical performance. Revenues derived from other markets subsequent to the domestic theatrical release (e.g. the home video or international theatrical markets) have historically been highly correlated with domestic theatrical performance. Domestic theatrical performance varies primarily based upon the public interest and demand for a particular film, the popularity of competing films at the time of release and the level of marketing effort. Upon a film’s release and determination of domestic theatrical performance, the Company’s estimates of revenues from succeeding windows and markets are revised based on historical relationships and an analysis of current market trends. The most sensitive factor affecting our estimate of Ultimate Revenues for released films is the extent of home entertainment sales achieved. Home entertainment sales vary based on the number and quality of competing home video products, as well as the manner in which retailers market and price our products.

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

We expense the cost of television broadcast rights for acquired movies, series and other programs based on the number of times the program is expected to be aired or on a straight-line basis over the useful life, as appropriate. Amortization of those television programming assets being amortized on a number of airings basis may be accelerated if we reduce the estimated future airings and slowed if we increase the estimated future airings. The number of future airings of a particular program is impacted primarily by the program’s ratings in previous airings, expected advertising rates and availability and quality of alternative programming. Accordingly, planned usage is reviewed periodically and revised if necessary. Rights costs for multi-year sports programming arrangements are amortized based upon the ratio of the current period’s revenues to Ultimate Revenues (the Projected Revenue Method) or on a straight-line basis over the contract period, as appropriate. Revenues include both advertising revenues and an allocation of Affiliate Fees. If the annual contractual payments related to each season over the term of a multi-year sports programming arrangement approximate each season’s rights cost based on the Projected Revenue Method, we expense the related annual payments during the applicable season. If Ultimate Revenues change significantly from projections, amortization of the rights costs may be accelerated or slowed.

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

Revenue Recognition

The Company has revenue recognition policies for its various operating segments that are appropriate for the circumstances of each business. See Note 2 to the Consolidated Financial Statements for a summary of these revenue recognition policies.

We reduce home entertainment and software product revenues for estimated future returns of merchandise and for customer programs and sales incentives. These estimates are based upon historical return experience, current economic trends and projections of customer demand for and acceptance of our products. If we underestimate the level of returns and concessions in a particular period, we may record less revenue in later periods when returns exceed the estimated amount. Conversely, if we overestimate the level of returns and concessions for a period, we may have additional revenue in later periods when returns and concessions are less than estimated.

Revenues from advance theme park ticket sales are recognized when the tickets are used. For non-expiring, multi-day tickets, we recognize revenue over a three-year time period based on estimated usage, which is derived from historical usage patterns. If actual usage is different than our estimated usage, revenues may not be recognized in the periods the related services are rendered. In addition, a change in usage patterns would impact the timing of revenue recognition.

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

The discount rate enables us to state expected future cash payments for benefits as a present value on the measurement date. A lower discount rate increases the present value of benefit obligations and increases pension expense. The guideline for setting this rate is a high-quality long-term corporate bond rate. We decreased our discount rate to 5.75% at the end of fiscal 2009 from 7.80% at the beginning of fiscal 2009 to reflect market interest rate conditions at our October 3, 2009 measurement date. This decrease in the discount rate will affect net periodic pension and postretirement medical expense in fiscal 2010. The assumed discount rate reflects market rates for high-quality corporate bonds currently available. The Company’s discount rate was determined by considering the average of pension yield curves constructed of a large population of high quality corporate bonds. The resulting discount rate reflects the matching of plan liability cash flows to the yield curves. A one percentage point decrease in the assumed discount rate would have increased total net periodic pension and postretirement medical expense for fiscal 2010 by $169 million and would increase the projected benefit obligation at October 3, 2009 by $1.3 billion, respectively. A one percentage point increase in the assumed discount rate would have decreased these amounts by $149 million and $1.1 billion, respectively.

To determine the expected long-term rate of return on the plan assets, we consider the current and expected asset allocation, as well as historical and expected returns on each plan asset class. A lower expected rate of return on pension plan assets will increase pension expense. Our long-term expected return on plan assets was 7.75% and 7.50% for the 2009 and 2008 actuarial valuations, respectively. The increase in the rate used for the year end 2009 actuarial valuation was due to changes in the ranges of expected returns on certain plan asset classes. A one percentage point change in the long-term return on pension plan asset assumption would impact fiscal 2010 annual pension and postretirement medical expense by approximately $57 million.

See Note 11 to the Consolidated Financial Statements for more information on our pension and postretirement medical plans.

Goodwill, Intangible Assets and Investments

The Company is required to test goodwill and other indefinite-lived intangible assets for impairment on an annual basis and between annual tests if current events or circumstances require an interim impairment assessment. Goodwill is allocated to various reporting units, which are generally an operating segment or one reporting level below the operating segment. The Company compares the fair value of each reporting unit to its carrying amount to determine if there is potential goodwill impairment. If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than the carrying value of its goodwill.

To determine the fair value of our reporting units, we generally use a present value technique (discounted cash flow) corroborated by market multiples when available and as appropriate. We apply what we believe to be the most appropriate valuation methodology for each of our reporting units. The discounted cash flow analyses are sensitive to our estimates of future revenue growth and margins for these businesses. We include in the projected cash flows an estimate of the revenue we believe the reporting unit would receive if the intellectual property developed by the reporting unit that is being used by other reporting units was licensed to an unrelated third party at its fair market value. These amounts are not necessarily the same as those included in segment operating results. We believe our estimates of fair value are consistent with how a marketplace participant would value our reporting units.

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

The Company has cost and equity investments. The fair value of these investments is dependent on the performance of the investee companies, as well as volatility inherent in the external markets for these investments. In assessing the potential impairment for these investments, we consider these factors, as well as the forecasted financial performance of our investees and market values, where available. If these forecasts are not met or market values indicate an other-than-temporary decline in value, impairment charges may be required.

During the current year, the Company tested its goodwill and other intangible assets, investments and long-lived assets for impairment and recorded non-cash impairment charges of $279 million. The impairment charges include $142 million for FCC radio licenses and $65 million for our investment in UTV. During fiscal years 2008 and 2007, the Company recorded non-cash impairment charges of $39 million and $26 million, respectively, related to FCC radio licenses. The FCC radio license impairment charges reflected overall market declines in certain radio markets in which we operate. These impairment charges, which were estimated using a discounted cash flow model, were recorded in “Restructuring and impairment charges” in the Consolidated Statements of Income.

Allowance for doubtful accounts

We evaluate our allowance for doubtful accounts and estimate collectibility of accounts receivable based on our analysis of historical bad debt experience in conjunction with our assessment of the financial condition of individual companies with which we do business. In light of the recent turmoil in the domestic and global economy that has affected many companies, our estimates and judgments with respect to the collectibility of our receivables from these companies have become subject to greater uncertainty than in more stable periods. If our estimate of uncollectible accounts is too low, costs and expenses may increase in future periods, and if it is too high, cost and expenses may decrease in future periods.

Contingencies and Litigation

We are currently involved in certain legal proceedings and, as required, have accrued estimates of the probable and estimable losses for the resolution of these claims. These estimates have been developed in consultation with outside counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings. See Note 15 to the Consolidated Financial Statements for more detailed information on litigation exposure.

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

In fiscal years 2009, 2008, and 2007, the weighted average assumptions used in the options-pricing models were as follows:

	2009	2008	2007
Risk-free interest rate	2.0%	3.6%	4.5%
Expected volatility	47%	29%	26%
Dividend yield	1.19%	1.02%	0.79%
Termination rate	7.5%	7.5%	7.4%
Exercise multiple	1.39	1.39	1.38

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

The volatility assumption considers both historical and implied volatility and may be impacted by the Company’s performance as well as changes in economic and market conditions. See Note 13 to the Consolidated Financial Statements for more detailed information. If the expected volatility of 47% used by the Company during 2009 was increased or decreased by five percentage points (i.e. to 52% or to 42%), the weighted average grant date fair value of our 2009 stock option grants would have increased by 9% or decreased by 7%, respectively.

The expected exercise multiple may be influenced by the Company’s future stock performance, stock price volatility, and employee turnover rates. If the exercise multiple assumption of 1.39 used by the Company during 2009 were increased to 1.6 or decreased to 1.2, the weighted average binomial value of our 2009 stock option grants would have increased by 7% or decreased by 8%, respectively.

ACCOUNTING CHANGES

Revenue Arrangements with Multiple Deliverables

In October 2009, the Financial Accounting Standards Board (FASB) issued guidance on revenue arrangements with multiple deliverables effective for the Company’s 2011 fiscal year, although early adoption is permitted. The guidance revises the criteria for separating, measuring, and allocating arrangement consideration to each deliverable in a multiple element arrangement. The guidance requires companies to allocate revenue using the relative selling price of each deliverable, which must be estimated if there is no history of selling the deliverable on a stand-alone basis nor third-party evidence of selling price. The Company is assessing the potential effect of this guidance on its financial statements.

Transfers and Servicing of Financial Assets

In June 2009, the FASB issued guidance on transfers and servicing of financial assets to eliminate the concept of a qualifying special-purpose entity, change the requirements for off balance sheet accounting for financial assets including limiting the circumstances where off balance sheet treatment for a portion of a financial asset is allowable, and require additional disclosures. The guidance is effective for the Company’s 2011 fiscal year. The Company does not expect that the adoption of this guidance will have a material impact on its financial statements.

Variable Interest Entities

In June 2009, the FASB issued guidance to revise the approach to determine when a variable interest entity (VIE) should be consolidated. The new consolidation model for VIEs considers whether the Company has the power to direct the activities that most significantly impact the VIE’s economic performance and shares in the significant risks and rewards of the entity. The guidance on VIE’s requires companies to continually reassess VIEs to determine if consolidation is appropriate and provide additional disclosures. The guidance is effective for the Company’s 2011 fiscal year. The Company is assessing the potential effect of this guidance on its financial statements.

Collaborative Arrangements

In December 2007, the FASB issued guidance that defines collaborative arrangements and establishes accounting and reporting requirements for such arrangements. A collaborative arrangement is a contractual arrangement that involves a joint operating activity, for example an agreement to co-produce and distribute a motion picture with another studio. The guidance is effective for the Company’s 2010 fiscal year. The Company does not expect that the adoption of the guidance on collaborative arrangements will have a material impact on its financial statements.

Business Combinations

In December 2007, the FASB issued guidance that establishes principles and requirements for determining how a company recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration, and certain acquired contingencies. The guidance on business combinations also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized. This guidance will be applicable prospectively to business combinations beginning in the Company’s 2010 fiscal year.

Noncontrolling Interest (Minority Interests)

In December 2007, the FASB issued guidance on the accounting and reporting for a noncontrolling interest in a subsidiary. Upon adoption of this guidance, the Company will be required to report its noncontrolling interests as a separate component of shareholders’ equity. The Company will also be required to present net income attributable to the noncontrolling interests and net income attributable to the shareholders of the Company separately in its consolidated statements of income. Currently, noncontrolling interests are reported between liabilities and shareholders’ equity in the Company’s statement of financial position and the related income attributable to non-controlling interests is reflected as an expense in arriving at net income. The guidance is effective for the Company’s 2010 fiscal year and requires retroactive adoption of the presentation and disclosure requirements for existing non-controlling interests. All other requirements are to be applied prospectively.

Employee Compensation – Retirement Benefits

In September 2006, the FASB issued guidance that requires recognition of the overfunded or underfunded status of defined benefit pension and other postretirement plans as an asset or liability in the statement of financial position and changes in that funded status to be recognized in comprehensive income in the year in which the changes occur. The guidance on retirement benefits also requires measurement of the funded status of a plan as of the end of the fiscal year. The Company adopted the recognition provision in fiscal year 2007 which resulted in a $261 million charge to accumulated other comprehensive income. The Company adopted the measurement date provision by remeasuring plan assets and benefit obligations at the beginning of fiscal 2009. Adoption of the measurement date provisions resulted in a reduction of $35 million to retained earnings and a $100 million benefit to accumulated other comprehensive income.

Key assumptions used for the measurement of pension and postretirement medical plans at the beginning of fiscal 2009 were 7.80% for the discount rate, 7.50% for the rate of return on plan assets, and 5.00% for salary increases. Based on this measurement of plan assets and benefit obligations, pension and postretirement medical costs decreased to approximately $214 million for fiscal 2009 compared to $255 million for fiscal 2008. The decrease in pension and postretirement medical expense was primarily due to an increase in the discount rate used to measure the present value of plan obligations.

The Company remeasured plan assets and benefit obligations at October 3, 2009 in accordance with new guidance on accounting for retirement plans. Key assumptions for the measurement at October 3, 2009 were 5.75% for the discount rate, 7.75% for the rate of return on plan assets, and 4.50% for salary increases. Based on the measurement at October 3, 2009, the Company recorded an increase in unrecognized pension and postretirement medical expense, which totals $2.8 billion ($1.8 billion after-tax) as of October 3, 2009.

Income Tax

In July 2006, the FASB issued guidance which clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The Company adopted the guidance on income taxes at the beginning of fiscal year 2008. Applying the guidance on income taxes to all tax positions upon adoption resulted in reductions of $148 million and $15 million to opening retained earnings and minority interests, respectively.

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

Our objective in managing exposure to foreign currency fluctuations is to reduce volatility of earnings and cash flow in order to allow management to focus on core business issues and challenges. Accordingly, the Company enters into various contracts that change in value as foreign exchange rates change to protect the U.S. dollar equivalent value of its existing foreign currency assets, liabilities, commitments, and forecasted foreign currency revenues and expenses. The Company utilizes option strategies and forward contracts that provide for the purchase or sale of foreign currencies to hedge probable, but not firmly committed, transactions. The Company also uses forward and option contracts to hedge foreign currency assets and liabilities. The principal foreign currencies hedged are the Euro, British pound, Japanese yen, and Canadian dollar. Cross-currency swaps are used to effectively convert foreign currency denominated borrowings to U.S. dollar denominated borrowings. By policy, the Company maintains hedge coverage between minimum and maximum percentages of its forecasted foreign exchange exposures generally for periods not to exceed four years. The gains and losses on these contracts offset changes in the U.S. dollar equivalent value of the related exposures.

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

VAR on a combined basis decreased to $34 million at October 3, 2009 from $68 million at September 27, 2008. The decrease was primarily due to increased diversification benefits across financial instruments and lower volatility of interest rates and foreign exchange rates.

The estimated maximum potential one-day loss in fair value, calculated using the VAR model, is as follows (unaudited, in millions):

Fiscal Year 2009	Interest Rate Sensitive Financial Instruments	Currency Sensitive Financial Instruments	Equity Sensitive Financial Instruments	Combined Portfolio
Year end VAR	$24	$19	$0	$34
Average VAR	$52	$23	$1	$66
Highest VAR	$86	$33	$1	$100
Lowest VAR	$24	$19	$0	$34
Beginning of year VAR (year end fiscal 2008)	$53	$24	$1	$68

The VAR for Euro Disney and Hong Kong Disneyland is immaterial as of October 3, 2009 and accordingly, has been excluded from the above table.

ITEM 8.  Financial Statements and Supplementary Data

See Index to Financial Statements and Supplemental Data on page 60.

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

Based on their evaluation as of October 3, 2009, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

Management’s Report on Internal Control Over Financial Reporting

Management’s report set forth on page 61 is incorporated herein by reference.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the fourth quarter of the fiscal year ended October 3, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  Other Information

None.

PART III

ITEM 10.   Directors, Executive Officers and Corporate Governance

Information regarding Section 16(a) compliance, the Audit Committee, the Company’s code of ethics and background of the directors appearing under the captions “Section 16(a) Beneficial Ownership Reporting Compliance,” “Committees,” “Corporate Governance Guidelines and Code of Ethics” and “Election of Directors” in the Company’s Proxy Statement for the 2010 annual meeting of Shareholders is hereby incorporated by reference.

Information regarding executive officers is included in Part I of this Form 10-K as permitted by General Instruction G(3).

ITEM 11.   Executive Compensation

Information appearing under the captions “Board Compensation” and “Executive Compensation” in the 2010 Proxy Statement (other than the “Compensation Committee Report,” which is deemed furnished herein by reference) is hereby incorporated by reference.

ITEM 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information setting forth the security ownership of certain beneficial owners and management appearing under the caption “Stock Ownership” and information in the “Equity Compensation Plans” table appearing under the caption “Equity Compensation Plans” in the 2010 Proxy Statement is hereby incorporated by reference.

ITEM 13.   Certain Relationships and Related Transactions, and Director Independence

Information regarding certain related transactions appearing under the captions “Certain Relationships and Related Person Transactions” and information regarding director independence appearing under the caption “Director Independence” in the 2010 Proxy Statement is hereby incorporated by reference.

ITEM 14.   Principal Accountant Fees and Services

Information appearing under the captions “Auditor Fees and Services” and “Policy for Approval of Audit and Permitted Non-Audit Services” in the 2010 Proxy Statement is hereby incorporated by reference.

PART IV

ITEM 15.   Exhibits and Financial Statement Schedules

(1)	Financial Statements and Schedules

See Index to Financial Statements and Supplemental Data at page 60.

(2)	Exhibits

The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

Exhibit		Location
2.1	Agreement and Plan of Merger, by and among the Company, Maverick Acquisition Sub, Inc., Maverick Merger Sub, LLC and Marvel Entertainment, Inc., dated as of August 31, 2009.	Exhibit 2.1 to the Current Report on Form 8-K of the Company dated August 31, 2009

3.1	Amended and Restated Certificate of Incorporation of the Company	Annex C to the Joint Proxy Statement/ Prospectus included in the Registration Statement on Form S-4 (No. 333-88105) of the Company, filed Sept. 30, 1999

3.2	Bylaws of the Company	Exhibit 3.1 to the Current Report on Form 8-K of the Company dated June 29, 2007

4.1	Amended and Restated Five Year Credit Agreement dated as of February 22, 2006	Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed March 31, 2006

4.2	Amended and Restated Four Year Credit Agreement dated as of February 22, 2006	Exhibit 10.2 to the Current Report on Form 8-K of the Company filed March 31, 2006

4.3	Indenture, dated as of Nov. 30, 1990, between DEI and Bankers Trust Company, as Trustee	Exhibit 2 to the Current Report on Form 8-K of DEI, dated Jan. 14, 1991

4.4	Indenture, dated as of Mar. 7, 1996, between the Company and Citibank, N.A., as Trustee	Exhibit 4.1(a) to the Current Report on Form 8-K of the Company, dated March 7, 1996

4.5	Senior Debt Securities Indenture, dated as of September 24, 2001, between the Company and Wells Fargo Bank, N.A., as Trustee	Exhibit 4.1 to the Current Report on Form 8-K of the Company, dated September 24, 2001

4.6	Other long-term borrowing instruments are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Company undertakes to furnish copies of such instruments to the Commission upon request

10.1	Amended and Restated Employment Agreement, dated as of December 23, 2008, between the Company and Robert A. Iger	Exhibit 10.1 to the Form 10-Q of the Company for the quarter ended December 27, 2008

10.2	Amended and Restated Employment Agreement, dated as of December 18, 2008 between the Company and Thomas O. Staggs	Exhibit 10.2 to the Form 10-Q of the Company for the quarter ended December 27, 2008

10.3	Employment Agreement, dated as of October 1, 2008 between the Company and Alan N. Braverman	Exhibit 10.1 to the Current Report on Form 8-K of the Company dated October 3, 2008

10.4	Employment Agreement dated as of October 1, 2008 between the Company and Kevin A. Mayer	Exhibit 10.1 to the Current Report on Form 8-K of the Company dated October 3, 2008

10.5	Employment Agreement dated as of September 1, 2009 between the Company and Jayne Parker	Filed herewith

10.6	Description of Directors Compensation	Filed herewith

Exhibit		Location
10.7	Amended and Restated Director’s Retirement Policy	Exhibit 10.4 to the Current Report on Form 8-K of the Company filed December 1, 2006

10.8	Form of Indemnification Agreement for certain officers and directors	Annex C to the Proxy Statement for the 1987 annual meeting of DEI

10.9	1995 Stock Option Plan for Non-Employee Directors	Exhibit 20 to the Form S-8 Registration Statement (No. 33-57811) of DEI, dated Feb. 23, 1995

10.10	Amended and Restated 1995 Stock Incentive Plan and Rules	Exhibit 10.17 to the Form 10-K of the Company for the year ended September 27, 2008

10.11	Amendment to Amended and Restated 1995 Stock Incentive Plan	Item 1.01(a) of Current Report on Form 8-K of the Company filed September 23, 2004

10.12	Amended and Restated 2002 Executive Performance Plan	Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed March 12, 2009

10.13	Management Incentive Bonus Program	The section of the Proxy Statement for the 2008 annual meeting of the Company titled “Annual Bonus Incentives for Named Executive Officers”

10.14	Amended and Restated 1997 Non-Employee Directors Stock and Deferred Compensation Plan	Annex II to the Proxy Statement for the 2003 annual meeting of the Company

10.15	Amended and Restated 2005 Stock Incentive Plan	Annex A to the Proxy Statement for the 2009 annual meeting of the Company

10.16	The Walt Disney Company/Pixar 1995 Stock Plan	Exhibit 10.1 to the Form S-8 Registration Statement (N0. 333-133840) of the Company dated May 5, 2006

10.17	Amended and Restated The Walt Disney Company/Pixar 2004 Equity Incentive Plan	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed December 1, 2006

10.18	Amended and Restated Key Employees Deferred Compensation and Retirement Plan	Exhibit 10.28 to the Form 10-K of the Company for the year ended September 27, 2008

10.19	Amended and Restated Benefit Equalization Plan of ABC, Inc.	Exhibit 10.29 to the Form 10-K of the Company for the year ended September 27, 2008

10.20	Group Personal Excess Liability Insurance Plan	Exhibit 10(x) to the Form 10-K of the Company for the period ended September 30, 1997

10.21	Family Income Assurance Plan (summary description)	Exhibit 10(y) to the Form 10-K of the Company for the period ended September 30, 1997

10.22	Amended and Restated Severance Pay Plan	Exhibit 10.4 to the Form 10-Q of the Company for the quarter ended December 27, 2008

10.23	Form of Restricted Stock Unit Award Agreement (Time-Based Vesting)	Exhibit 10(aa) to the Form 10-K of the Company for the period ended September 30, 2004

10.24	Form of Restricted Stock Unit Award Agreement (Bonus Related)	Exhibit 10.3 to the Current Report on Form 8-K of the Company filed December 15, 2006

10.25	Form of Performance-Based Stock Unit Award	Exhibit 10.5 to the Form 10-Q of the Company for the quarter ended December 27, 2008

10.26	Form of Performance-Based Stock Unit Award Agreement (Dual Performance Goals)	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed December 15, 2006

10.27	Form of Performance-Based Stock Unit Award Agreement (Total Shareholder Return/Average Annual Adjusted EPS Growth Goals)	Exhibit 10.5 to the Form 10-Q of the Company for the period ended December 29, 2007

Exhibit		Location

10.28	Form of Non-Qualified Stock Option Award Agreement (Seven-year Form)	Exhibit 10.3 to the Form 10-Q of the Company for the period ended March 28, 2009

10.29	Form of Restricted Stock Unit Award Agreement in Lieu of Equitable Adjustment	Exhibit 10.1 to the Form 10-Q of the Company for the period ended June 30, 2007

10.30	Voting Agreement, by and between The Walt Disney Company and Mr. Isaac Perlmutter, dated as of August 31, 2009	Exhibit 10.1 to the Current Report on Form 8-K of the Company dated August 31, 2009

21	Subsidiaries of the Company	Filed herewith

23	Consent of PricewaterhouseCoopers LLP	Filed herewith

31(a)	Rule 13a – 14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31(b)	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32(a)	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished herewith

32(b)	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished herewith

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended October 3, 2009 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Shareholders’ Equity and (v) related notes, tagged as blocks of text	Furnished herewith

*	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE WALT DISNEY COMPANY

(Registrant)

Date: December 2, 2009	By:	/s/ ROBERT A. IGER
(Robert A. Iger, President and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer	President and Chief Executive Officer	December 2, 2009
/s/ ROBERT A. IGER
(Robert A. Iger)

Principal Financial and Accounting Officers	Senior Executive Vice President and Chief Financial Officer	December 2, 2009
/s/ THOMAS O. STAGGS
(Thomas O. Staggs)

/s/ BRENT A. WOODFORD	Senior Vice President-Planning and Control	December 2, 2009
(Brent A. Woodford)

Directors /s/ SUSAN E. ARNOLD	Director	December 2, 2009
(Susan E. Arnold)

/s/ JOHN E. BRYSON	Director	December 2, 2009
(John E. Bryson)

/s/ JOHN S. CHEN	Director	December 2, 2009
(John S. Chen)

/s/ JUDITH L. ESTRIN	Director	December 2, 2009
(Judith L. Estrin)

/s/ ROBERT A. IGER	Director	December 2, 2009
(Robert A. Iger)

/s/ STEVEN P. JOBS	Director	December 2, 2009
(Steven P. Jobs)

/s/ FRED H. LANGHAMMER	Director	December 2, 2009
(Fred H. Langhammer)

/s/ AYLWIN B. LEWIS	Director	December 2, 2009
(Aylwin B. Lewis)

Signature	Title	Date

/s/ MONICA C. LOZANO	Director	December 2, 2009
(Monica C. Lozano)

/s/ ROBERT W. MATSCHULLAT	Director	December 2, 2009
(Robert W. Matschullat)

/s/ JOHN E. PEPPER, JR.	Chairman of the Board and Director	December 2, 2009
(John E. Pepper, Jr.)

/s/ ORIN C. SMITH	Director	December 2, 2009
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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of October 3, 2009.

The effectiveness of our internal control over financial reporting as of October 3, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of The Walt Disney Company

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of The Walt Disney Company and its subsidiaries (the Company) at October 3, 2009 and September 27, 2008, and the results of their operations and their cash flows for each of the three years in the period ended October 3, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 3, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Notes 2 and 3 to the consolidated financial statements, the Company changed its method of accounting for uncertainty in income taxes in 2008 and its method of accounting for pension and other postretirement benefit plans in 2007 and 2009.

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

PRICEWATERHOUSECOOPERS LLP

Los Angeles, California

December 2, 2009

CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share data)

	2009	2008	2007
Revenues	$36,149	$37,843	$35,510

Costs and expenses	(30,452)	(30,400)	(28,655)

Restructuring and impairment charges	(492)	(39)	(26)

Other income (expense)	342	(59)	1,004

Net interest expense	(466)	(524)	(593)

Equity in the income of investees	577	581	485

Income from continuing operations before income taxes and minority interests	5,658	7,402	7,725

Income taxes	(2,049)	(2,673)	(2,874)

Minority interests	(302)	(302)	(177)

Income from continuing operations	3,307	4,427	4,674

Discontinued operations, net of tax	—	—	13

Net income	$3,307	$4,427	$4,687

Diluted Earnings per share:
Earnings per share, continuing operations	$1.76	$2.28	$2.24

Earnings per share, discontinued operations	—	—	0.01

Earnings per share	$1.76	$2.28	$2.25

Basic Earnings per share:
Earnings per share, continuing operations	$1.78	$2.34	$2.33

Earnings per share, discontinued operations	—	—	0.01

Earnings per share	$1.78	$2.34	$2.34

Weighted average number of common and common equivalent shares outstanding:
Diluted	1,875	1,948	2,092

Basic	1,856	1,890	2,004

See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)

	October 3, 2009	September 27, 2008
ASSETS
Current assets
Cash and cash equivalents	$3,417	$3,001
Receivables	4,854	5,373
Inventories	1,271	1,124
Television costs	631	541
Deferred income taxes	1,140	1,024
Other current assets	576	603

Total current assets	11,889	11,666

Film and television costs	5,125	5,394
Investments	2,554	2,249
Parks, resorts and other property, at cost Attractions, buildings and equipment	32,475	31,493
Accumulated depreciation	(17,395)	(16,310)

	15,080	15,183
Projects in progress	1,350	1,169
Land	1,167	1,180

	17,597	17,532

Intangible assets, net	2,247	2,428
Goodwill	21,683	21,465
Other assets	2,022	1,763

	$63,117	$62,497

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and other accrued liabilities	$5,616	$5,980
Current portion of borrowings	1,206	3,529
Unearned royalties and other advances	2,112	2,082

Total current liabilities	8,934	11,591

Borrowings	11,495	11,110
Deferred income taxes	1,819	2,350
Other long-term liabilities	5,444	3,779
Minority interests	1,691	1,344
Commitments and contingencies (Note 15)
Shareholders’ equity
Preferred stock, $.01 par value Authorized – 100 million shares, Issued – none	—	—
Common stock, $.01 par value Authorized – 3.6 billion shares, Issued – 2.6 billion shares	27,038	26,546
Retained earnings	31,033	28,413
Accumulated other comprehensive loss	(1,644)	(81)

	56,427	54,878
Treasury stock, at cost, 781.7 million shares at October 3, 2009 and 777.1 million shares at September 27, 2008	(22,693)	(22,555)

	33,734	32,323

	$63,117	$62,497

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	2009	2008	2007
OPERATING ACTIVITIES OF CONTINUING OPERATIONS
Net income	$3,307	$4,427	$4,687
Income from discontinued operations	—	—	(13)
Depreciation and amortization	1,631	1,582	1,491
Gains on sales of equity investments and businesses	(342)	(14)	(1,052)
Deferred income taxes	323	(128)	(137)
Equity in the income of investees	(577)	(581)	(485)
Cash distributions received from equity investees	505	476	420
Minority interests	302	302	177
Net change in film and television costs	(43)	(301)	115
Equity-based compensation	457	402	419
Impairment charges	279	39	26
Other	(247)	(209)	(91)
Changes in operating assets and liabilities
Receivables	468	(594)	(355)
Inventories	(117)	(329)	52
Other assets	(565)	(64)	9
Accounts payable and other accrued liabilities	(325)	488	77
Income taxes	8	(50)	58

Cash provided by continuing operations	5,064	5,446	5,398

INVESTING ACTIVITIES OF CONTINUING OPERATIONS
Investments in parks, resorts and other property	(1,753)	(1,578)	(1,566)
Sales of investments	46	70	5
Proceeds from sales of equity investments and businesses	185	14	1,530
Acquisitions	(517)	(660)	(608)
Other	(57)	(8)	21

Cash used in continuing investing activities	(2,096)	(2,162)	(618)

FINANCING ACTIVITIES OF CONTINUING OPERATIONS
Commercial paper borrowings, net	(1,985)	(701)	1,847
Borrowings	1,750	1,706	3,143
Reduction of borrowings	(1,617)	(477)	(2,294)
Dividends	(648)	(664)	(637)
Repurchases of common stock	(138)	(4,453)	(6,923)
Exercise of stock options and other	86	636	1,245

Cash used in continuing financing activities	(2,552)	(3,953)	(3,619)

CASH FLOWS OF DISCONTINUED OPERATIONS
Net cash provided by operating activities of discontinued operations	—	—	23
Net cash used in investing activities of discontinued operations	—	—	(3)
Net cash provided by financing activities of discontinued operations	—	—	78

Increase/(decrease) in cash and cash equivalents	416	(669)	1,259
Cash and cash equivalents, beginning of year	3,001	3,670	2,411

Cash and cash equivalents, end of year	$3,417	$3,001	$3,670

Supplemental disclosure of cash flow information:
Interest paid	$485	$555	$551

Income taxes paid	$1,609	$2,768	$2,796

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in millions, except per share data)

	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
BALANCE AT SEPTEMBER 30, 2006	2,062	$22,377	$20,630	$(8)	$(11,179)	$31,820
Net income	—	—	4,687	—	—	4,687
Market value adjustments for investments and hedges	—	—	—	(71)	—	(71)
Foreign currency translation and other	—	—	—	77	—	77
Increase in minimum pension liability adjustment	—	—	—	106	—	106

Comprehensive income						4,799
Exercise of stock options and issuance of restricted stock and stock options	57	1,823	—	—	—	1,823
Common stock repurchases	(202)	—	—	—	(6,923)	(6,923)
Dividends ($0.31 per share)	—	7	(644)	—	—	(637)
Adoption of new benefit plan accounting guidance (net of tax of $154 million)	—	—	—	(261)	—	(261)
Distribution of ABC Radio business	—	—	132	—	—	132

BALANCE AT SEPTEMBER 29, 2007	1,917	$24,207	$24,805	$(157)	$(18,102)	$30,753
Net income	—	—	4,427	—	—	4,427
Market value adjustments for investments and hedges	—	—	—	120	—	120
Foreign currency translation and other	—	—	—	(27)	—	(27)
Pension and postretirement medical plan adjustments:
Reclassification of prior losses to net income				25		25
Net actuarial loss	—	—	—	(42)	—	(42)

Comprehensive income						4,503
Exercise of stock options and issuance of restricted stock and stock options	31	1,012	—	—	—	1,012
Redemption of convertible senior notes	45	1,320	—	—	—	1,320
Common stock repurchases	(139)	—	—	—	(4,453)	(4,453)
Dividends ($0.35 per share)	—	7	(671)	—	—	(664)
Adoption of new income tax guidance	—	—	(148)	—	—	(148)

BALANCE AT SEPTEMBER 27, 2008	1,854	$26,546	$28,413	$(81)	$(22,555)	$32,323
Net income	—	—	3,307	—	—	3,307
Market value adjustments for investments and hedges	—	—	—	(57)	—	(57)
Foreign currency translation and other	—	—	—	(33)	—	(33)
Pension and postretirement medical plan adjustments:
Reclassification of prior net gains to net income	—	—	—	(4)	—	(4)
Net actuarial loss	—	—	—	(1,569)	—	(1,569)

Comprehensive income						1,644
Adoption of new pension and postretirement medical plan measurement date and other (net of tax of $37 million)	—	—	(32)	100	—	68
Exercise of stock options and issuance of restricted stock and stock options	12	485	—	—	—	485
Common stock repurchases	(5)	—	—	—	(138)	(138)
Dividends ($0.35 per share)	—	7	(655)	—	—	(648)

BALANCE AT OCTOBER 3, 2009	1,861	$27,038	$31,033	$(1,644)	$(22,693)	$33,734

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular dollars in millions, except per share amounts)

1	Description of the Business and Segment Information

The Walt Disney Company, together with the subsidiaries through which businesses are conducted (the Company), is a diversified worldwide entertainment company with operations in the following business segments: Media Networks, Parks and Resorts, Studio Entertainment, Consumer Products and Interactive Media.

DESCRIPTION OF THE BUSINESS

Media Networks

The Company operates the ABC Television Network and ten owned television stations, as well as the ESPN Radio Network and Radio Disney Network (the Radio Networks) and 46 owned radio stations. Both the television and radio networks have affiliated stations providing coverage to households throughout the United States. The Company has cable networks that are principally involved in the production and distribution of cable television programming, the licensing of programming in domestic and international markets, and investing in foreign television broadcasting, production, and distribution entities. Primary cable programming services that operate through consolidated subsidiaries are the ESPN-branded networks, Disney Channel Worldwide, SOAPnet, Disney XD and ABC Family. Other programming services that operate through a joint venture and are accounted for under the equity method include A&E Television Networks and Lifetime Entertainment Services. The Company also produces original television programming for network, first-run syndication, pay, and international syndication markets, along with original animated television programming for network, pay, and international syndication markets. Additionally, the Company operates ABC-, ESPN-, ABC Family- and SOAPnet-branded internet businesses.

On June 12, 2007, the Company completed the spin-off of its wholly owned subsidiary, ABC Radio Holdings, Inc., and its merger into a subsidiary of Citadel Broadcasting Corporation (Citadel). Prior to the spin-off, the Company consolidated its ABC Radio Business, consisting of 22 large-market radio stations and the ABC Radio Network businesses, under ABC Radio Holdings, Inc. The transaction did not include the Company’s ESPN Radio or Radio Disney network and station businesses. Additional information regarding this transaction is included in Note 5.

Parks and Resorts

The Company owns and operates the Walt Disney World Resort in Florida and the Disneyland Resort in California. The Walt Disney World Resort includes four theme parks (the Magic Kingdom, Epcot, Disney’s Hollywood Studios, and Disney’s Animal Kingdom), 17 resort hotels, a retail, dining, and entertainment complex, a sports complex, conference centers, campgrounds, golf courses, water parks, and other recreational facilities. The Disneyland Resort includes two theme parks (Disneyland and Disney’s California Adventure), three resort hotels, and a retail, dining and entertainment complex. The Company manages and has an effective 51% ownership interest in Disneyland Paris, which includes two theme parks (Disneyland Park and Walt Disney Studios Park), seven themed hotels, two convention centers, a shopping, dining and entertainment complex, and a 27-hole golf facility. The Company also manages and has a 47% ownership interest in Hong Kong Disneyland Resort, which includes one theme park and two resort hotels. The Company earns royalties on revenues generated by the Tokyo Disneyland Resort, which includes two theme parks and three Disney-branded hotels, and is owned and operated by an unrelated Japanese corporation. The Company also manages and markets vacation club ownership interests through the Disney Vacation Club, operates the Disney Cruise Line out of Port Canaveral, Florida, and Adventures by Disney. The Company’s Walt Disney Imagineering unit designs and develops new theme park concepts and attractions, as well as resort properties.

Studio Entertainment

The Company produces and acquires live-action and animated motion pictures for worldwide distribution to the theatrical, home entertainment, and television markets. The Company distributes these products through its own distribution and marketing companies in the United States and foreign markets primarily under the Walt Disney Pictures, Touchstone Pictures, Miramax, Pixar, and Disneynature banners, as well as Dimension for titles released prior to September 30, 2005. The Company also produces stage plays, musical recordings and live entertainment events.

Consumer Products

The Company licenses the name “Walt Disney,” as well as the Company’s characters and visual and literary properties, to various manufacturers, retailers, show promoters, and publishers throughout the world. The Company also engages in retail and online distribution of products through The Disney Store and DisneyStore.com. The Disney Store is owned and operated in Europe and North America and franchised in Japan. The Company publishes entertainment and educational books and magazines for children and families.

Disney Interactive Media Group

The Company creates and delivers Disney-branded entertainment and lifestyle content across interactive media platforms. The primary operating businesses are Disney Interactive Studios, which produces video games for global distribution, and Disney Online, which produces web sites and online virtual worlds in the United States and internationally. The Interactive Media Group also manages Disney-branded mobile phone initiatives.

SEGMENT INFORMATION

The operating segments reported below are the segments of the Company for which separate financial information is available and for which segment results are evaluated regularly by the Chief Executive Officer in deciding how to allocate resources and in assessing performance.

Segment operating results reflect earnings before corporate and unallocated shared expenses, restructuring and impairment charges, other income (expense), net interest expense, income taxes, and minority interests. Segment operating income includes equity in the income of investees. Equity investees consist primarily of AETN/Lifetime, which is a cable business included in the Media Networks segment. Corporate and unallocated shared expenses principally consist of corporate functions, executive management, and certain unallocated administrative support functions.

Equity in the income of investees by segment is as follows:

	2009	2008	2007
Media Networks (1)	$567	$596	$484
Studio Entertainment	(4)	—	—
Consumer Products	2	—	—
Interactive Media	2	(3)	—
Corporate	10	(12)	1

	$577	$581	$485

(1)	Substantially all of these amounts relate to investments at Cable Networks.

The following segment results include allocations of certain costs, including information technology, pension, legal, and other shared services costs, which are allocated based on metrics designed to correlate with consumption. These allocations are agreed-upon amounts between the businesses and may differ from amounts that would be negotiated in arm’s length transactions. In addition, all significant intersegment transactions have been eliminated except that Studio Entertainment revenues and operating income include an allocation of Consumer Products and Interactive Media revenues, which is meant to reflect royalties on sales of merchandise based on certain Studio film properties.

	2009	2008	2007
Revenues
Media Networks	$16,209	$15,857	$14,913
Parks and Resorts	10,667	11,504	10,626
Studio Entertainment
Third parties	6,016	7,167	7,308
Intersegment	120	181	183

	6,136	7,348	7,491

Consumer Products
Third parties	2,533	2,569	2,140
Intersegment	(108)	(154)	(150)

	2,425	2,415	1,990

Interactive Media
Third parties	724	746	523
Intersegment	(12)	(27)	(33)

	712	719	490

Total consolidated revenues	$36,149	$37,843	$35,510

Segment operating income (loss)
Media Networks	$4,765	$4,981	$4,534
Parks and Resorts	1,418	1,897	1,710
Studio Entertainment	175	1,086	1,195
Consumer Products	609	778	689
Interactive Media	(295)	(258)	(291)

Total segment operating income	$6,672	$8,484	$7,837

Reconciliation of segment operating income to income from continuing operations before income taxes and minority interests
Segment operating income	$6,672	$8,484	$7,837
Corporate and unallocated shared expenses	(398)	(460)	(497)
Restructuring and impairment charges	(492)	(39)	(26)
Other income (expense)	342	(59)	1,004
Net interest expense	(466)	(524)	(593)

Income from continuing operations before income taxes and minority interests	$5,658	$7,402	$7,725

	2009	2008	2007
Capital expenditures from continuing operations
Media Networks
Cable Networks	$151	$206	$127
Broadcasting	143	132	106
Parks and Resorts
Domestic	1,039	793	816
International	143	140	256
Studio Entertainment	135	126	85
Consumer Products	46	51	30
Interactive Media	21	40	38
Corporate	75	90	108

Total capital expenditures from continuing operations	$1,753	$1,578	$1,566

Depreciation expense from continuing operations
Media Networks	$197	$179	$168
Parks and Resorts
Domestic	822	803	790
International	326	342	304
Studio Entertainment	50	41	31
Consumer Products	29	18	16
Interactive Media	28	21	18
Corporate	128	123	132

Total depreciation expense from continuing operations	$1,580	$1,527	$1,459

Identifiable assets (1)(2)
Media Networks	$26,936	$26,786
Parks and Resorts	16,945	16,916
Studio Entertainment	11,104	11,123
Consumer Products	1,278	1,393
Interactive Media	988	987
Corporate (3)	5,866	5,292

Total consolidated assets	$63,117	$62,497

Supplemental revenue data
Media Networks
Advertising (4)	$6,624	$7,197	$7,112
Affiliate Fees	7,407	6,793	6,139
Parks and Resorts
Merchandise, food and beverage	3,445	3,653	3,454
Admissions	3,403	3,623	3,342
Revenues
United States and Canada	$27,508	$28,506	$27,286
Europe	6,012	6,805	5,898
Asia Pacific	1,860	1,811	1,732
Latin America and Other	769	721	594

	$36,149	$37,843	$35,510

Segment operating income
United States and Canada	$4,923	$6,500	$6,052
Europe	1,158	1,423	1,192
Asia Pacific	430	386	437
Latin America and Other	161	175	156

	$6,672	$8,484	$7,837

	2009	2008
Long-lived assets (5)
United States and Canada	$43,570	$43,521
Europe	3,708	3,923
Asia Pacific	1,805	1,786
Latin America and Other	188	189

	$49,271	$49,419

(1)	Identifiable assets include amounts associated with equity method investments. Equity method investments by segment are as follows:

	2009	2008
Media Networks	$2,166	$1,861
Studio Entertainment	2	6
Corporate	5	6

	$2,173	$1,873

(2)	Goodwill and intangible assets by segment are as follows:

	2009	2008
Media Networks	$17,438	$17,340
Parks and Resorts	172	172
Studio Entertainment	5,032	5,021
Consumer Products	410	446
Interactive Media	650	677
Corporate	228	237

	$23,930	$23,893

(3)	Primarily deferred tax assets, investments, fixed assets, and other assets.

(4)	Advertising revenue includes amounts reported in Interactive Media.

(5)	Long-lived assets include total assets less current assets, financial investments and derivatives recorded in other non-current assets.

2	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of The Walt Disney Company and its majority-owned and controlled subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. In December 1999, DVD Financing, Inc. (DFI), a subsidiary of Disney Vacation Development, Inc. and an indirect subsidiary of the Company, completed a receivable sale transaction that established a facility that permits DFI to sell receivables arising from the sale of vacation club memberships on a periodic basis. In connection with this facility, DFI prepares separate financial statements, although its separate assets and liabilities are also consolidated in these financial statements. DFI’s ability to sell new receivables under this facility ended on December 4, 2008. (See Note 16 for further discussion of this facility)

Reporting Period

The Company’s fiscal year ends on the Saturday closest to September 30 and consists of fifty-two weeks with the exception that approximately every six years, we have a fifty-three week year. When a fifty-three week year occurs, the Company reports the additional week in the fourth quarter. Fiscal 2009 is a fifty-three week year beginning on September 28, 2008 and ending on October 3, 2009.

Reclassifications

Certain reclassifications have been made in the fiscal 2008 and fiscal 2007 financial statements and notes to conform to the fiscal 2009 presentation.

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

Revenues from our internet and mobile operations are recognized as services are rendered. Advertising revenues at our internet operations are recognized when advertisements are viewed online.

Taxes collected from customers and remitted to governmental authorities are presented in the Consolidated Statements of Income on a net basis.

Advertising Expense

Advertising costs are expensed as incurred. Advertising expense for fiscal 2009, 2008 and 2007 was $2.7 billion, $2.9 billion and $2.6 billion, respectively.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and marketable securities with original maturities of three months or less.

Investments

Debt securities that the Company has the positive intent and ability to hold to maturity are classified as “held-to-maturity” and reported at amortized cost. Debt securities not classified as held-to-maturity and marketable equity securities are classified as either “trading” or “available-for-sale”. Trading and available-for-sale securities are recorded at fair value with unrealized gains and losses included in earnings or accumulated other comprehensive income/ (loss), respectively. All other equity securities are accounted for using either the cost method or the equity method.

The Company regularly reviews its investments to determine whether a decline in fair value below the cost basis is other than temporary. If the decline in fair value is determined to be other than temporary, the cost basis of the investment is written down to fair value, and the amount of the write-down is included in the Consolidated Statements of Income.

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

Inventories

Inventory primarily includes vacation timeshare units, merchandise, materials, and supplies. Carrying amounts of vacation ownership units are carried at the lower of cost or net realizable value. Carrying amounts of merchandise, materials, and supplies inventories are generally determined on a moving average cost basis and are stated at the lower of cost or market.

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

Film and television production, participation and residual costs are expensed based on the ratio of the current period’s revenues to estimated remaining total revenues (Ultimate Revenues) from all sources on an individual production basis. Ultimate Revenues for film productions include revenues that will be earned within ten years from the date of the initial theatrical release. For television network series, we include revenues that will be earned within ten years from delivery of the first episode, or if still in production, five years from delivery of the most recent episode, if later. For acquired film libraries, remaining revenues include amounts to be earned for up to twenty years from the date of acquisition. Costs of film and television productions are subject to regular recoverability assessments which compare the estimated fair values with the unamortized costs. The amount by which the unamortized costs of film and television productions exceed their estimated fair values is written off. Film development costs for projects that have been abandoned or have not been set for production within three years are generally written off.

We expense the cost of television broadcast rights for acquired movies, series and other programs based on the number of times the program is expected to be aired or on a straight-line basis over the useful life, as appropriate. Rights costs for multi-year sports programming arrangements are amortized based upon the ratio of the current period’s revenues to Ultimate Revenues (the Projected Revenue Method) or on a straight-line basis over the contract period, as appropriate. Ultimate Revenues for multi-year sports programming rights include both advertising revenues and an allocation of Affiliate Fees. If the annual contractual payments related to each season over the term of a multi-year sports programming arrangement approximate each season’s rights cost based on the Projected Revenue Method, we expense the related annual payments during the applicable season. Individual programs are written-off when there are no plans to air or sublicense the program.

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

Internal-Use Software Costs

The Company expenses costs incurred in the preliminary project stage of developing or acquiring internal use software, such as research and feasibility studies, as well as costs incurred in the post-implementation/operational stage, such as maintenance and training. Capitalization of software development costs occurs only after the preliminary-project stage is complete, management authorizes the project, and it is probable that the project will be completed and the software will be used for the function intended. As of October 3, 2009 and September 27, 2008, capitalized software costs, net of accumulated depreciation, totaled $595 million and $526 million, respectively. The capitalized costs are amortized on a straight-line basis over the estimated useful life of the software, ranging from 3-10 years.

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

Parks, Resorts and Other Property

Parks, resorts, and other property are carried at historical cost. Depreciation is computed on the straight-line method over estimated useful lives as follows:

Attractions	25 – 40 years
Buildings and improvements	20 – 40 years
Leasehold improvements	Life of lease or asset life if less
Land improvements	20 – 40 years
Furniture, fixtures and equipment	3 – 25 years

Goodwill and Other Intangible Assets

The Company is required to test goodwill and other indefinite-lived intangible assets for impairment on an annual basis and between annual tests if current events or circumstances require an interim impairment assessment. Goodwill is allocated to various reporting units, which are generally an operating segment or one reporting level below the operating segment. The Company compares the fair value of each reporting unit to its carrying amount to determine if there is potential goodwill impairment. If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than the carrying value of its goodwill.

To determine the fair value of our reporting units, we generally use a present value (discounted cash flow) technique corroborated by market multiples when available and as appropriate. We apply what we believe to be the most appropriate valuation methodology for each of our reporting units. We include in the projected cash flows an estimate of the revenue we believe the reporting unit would receive if the intellectual property developed by the reporting unit that is being used by other reporting units was licensed to an unrelated third party at its fair market value. These amounts are not necessarily the same as those included in segment operating results.

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

During the current year, the Company tested its goodwill and other intangible assets for impairment. The Company recorded non-cash impairment charges of $142 million for FCC radio licenses. During fiscal years 2008 and 2007, the Company recorded non-cash impairment charges of $39 million and $26 million, respectively, related to FCC radio licenses. The FCC radio license impairment charges reflected overall market declines in certain radio markets in which we operate. The FCC radio license and goodwill impairment charges, which were estimated using a discounted cash flow model, were recorded in “Restructuring and impairment charges” in the Consolidated Statements of Income.

Amortizable intangible assets, the majority of which are copyrights, are generally amortized on a straight-line basis over periods of up to 31 years.

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

The Company enters into risk management contracts that are not designated as hedges and do not qualify for hedge accounting. These contracts are intended to offset certain economic exposures of the Company and are carried at market value with any changes in value recorded in earnings. Cash flows from hedging activities are classified in the Consolidated Statements of Cash Flows under the same category as the cash flows from the related assets, liabilities or forecasted transactions (see Notes 9 and 17).

Income Taxes

The Company accounts for current and deferred income taxes and when appropriate, deferred tax assets and liabilities are recorded with respect to temporary differences in the accounting treatment of items for financial reporting purposes and for income tax purposes. Where, based on the weight of all available evidence, it is more likely than not that some amount of recorded deferred tax assets will not be realized, a valuation allowance is established for that amount that, in management’s judgment, is sufficient to reduce the deferred tax asset to an amount that is more likely than not to be realized.

In July 2006, the FASB issued guidance which clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The Company adopted this guidance on its income tax positions at the beginning of fiscal year 2008 which resulted in reductions of $148 million and $15 million to opening retained earnings and minority interests, respectively.

Earnings Per Share

The Company presents both basic and diluted earnings per share (EPS) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the year. Diluted EPS is based upon the weighted average number of common and common equivalent shares outstanding during the year which is calculated using the treasury-stock method for equity-based awards and assumes conversion of the Company’s convertible senior notes which were redeemed during fiscal 2008 (see Note 12). Common equivalent shares are excluded from the computation in periods for which they have an anti-dilutive effect. Stock options for which the exercise price exceeds the average market price over the period are anti-dilutive and, accordingly, are excluded from the calculation.

A reconciliation of income from continuing operations and the weighted average number of common and common equivalent shares outstanding for calculating diluted earnings per share from continuing operations is as follows:

	2009	2008	2007
Income from continuing operations	$3,307	$4,427	$4,674
Interest expense on convertible senior notes (net of tax)	—	12	21

	$3,307	$4,439	$4,695

Weighted average number of common shares outstanding (basic)	1,856	1,890	2,004
Weighted average dilutive impact of equity-based compensations awards	19	34	43
Weighted average assumed conversion of convertible senior notes	—	24	45

Weighted average number of common and common equivalent shares outstanding (diluted)	1,875	1,948	2,092

For fiscal 2009, 2008 and 2007, options for 145 million, 70 million and 43 million shares, respectively, were excluded from the diluted EPS calculation because they were anti-dilutive.

Subsequent Events

The Company evaluated subsequent events through December 2, 2009.

3	New Accounting Pronouncements

Revenue Arrangements with Multiple Deliverables

In October 2009, the Financial Accounting Standards Board (FASB) issued guidance on revenue arrangements with multiple deliverables effective for the Company’s 2011 fiscal year, although early adoption is permitted. The guidance revises the criteria for separating, measuring, and allocating arrangement consideration to each deliverable in a multiple element arrangement. The guidance requires companies to allocate revenue using the relative selling price of each deliverable, which must be estimated if the Company does not have a history of selling the deliverable on a stand-alone basis or third-party evidence of selling price. The Company is assessing the potential effect of this guidance on its financial statements.

Transfers and Servicing of Financial Assets

In June 2009, the FASB issued guidance on transfers and servicing of financial assets to eliminate the concept of a qualifying special-purpose entity, change the requirements for off balance sheet accounting for financial assets including limiting the circumstances where off balance sheet treatment for a portion of a financial asset is allowable, and require additional disclosures. The guidance is effective for the Company’s 2011 fiscal year. The Company does not expect that the adoption of this guidance will have a material impact on its financial statements.

Variable Interest Entities

In June 2009, the FASB issued guidance to revise the approach to determine when a variable interest entity (VIE) should be consolidated. The new consolidation model for VIEs considers whether the Company has the power to direct the activities that most significantly impact the VIE’s economic performance and shares in the significant risks and rewards of the entity. The guidance on VIE’s requires companies to continually reassess VIEs to determine if consolidation is appropriate and provide additional disclosures. The guidance is effective for the Company’s 2011 fiscal year. The Company is assessing the potential effect of this guidance will have,on its financial statements.

Collaborative Arrangements

In December 2007, the FASB issued guidance that defines collaborative arrangements and establishes accounting and reporting requirements for such arrangements. A collaborative arrangement is a contractual arrangement that involves a joint operating activity, for example an agreement to co-produce and distribute a motion picture with another studio. The guidance is effective for the Company’s 2010 fiscal year. The Company does not expect that the adoption of the guidance on collaborative arrangements will have a material impact on its financial statements.

Business Combinations

In December 2007, the FASB issued guidance that establishes principles and requirements for determining how a company recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration, and certain acquired contingencies. The guidance on business combinations also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized. This guidance will be applicable prospectively to business combinations beginning in the Company’s 2010 fiscal year.

Noncontrolling Interest (Minority Interest)

In December 2007, the FASB issued guidance on the accounting and reporting for a noncontrolling interest in a subsidiary. Upon adoption of this guidance, the Company will be required to report its noncontrolling interests as a separate component of shareholders’ equity. The Company will also be required to present net income attributable to the noncontrolling interests and net income attributable to the shareholders of the Company separately in its consolidated statements of income. Currently, noncontrolling interests are reported between liabilities and shareholders’ equity in the Company’s statement of financial position and the related income attributable to non-controlling interests is reflected as an expense in arriving at net income. The guidance is effective for the Company’s 2010 fiscal year and requires retroactive adoption of the presentation and disclosure requirements for existing non-controlling interests. All other requirements are to be applied prospectively.

Employee Compensation – Retirement Benefits

In September 2006, the FASB issued guidance that requires recognition of the overfunded or underfunded status of defined benefit pension and other postretirement plans as an asset or liability in the statement of financial position and changes in that funded status to be recognized in comprehensive income in the year in which the changes occur. The guidance on retirement benefits also requires measurement of the funded status of a plan as of the end of the fiscal year. The Company adopted the recognition provision in fiscal year 2007 which resulted in a $261 million charge to accumulated other comprehensive income. The Company adopted the measurement date provision by remeasuring plan assets and benefit obligations at the beginning of fiscal 2009. Adoption of the measurement date provisions resulted in a reduction of $35 million to retained earnings and a $100 million benefit to accumulated other comprehensive income.

Key assumptions used for the measurement of pension and postretirement medical plans at the beginning of fiscal 2009 were 7.80% for the discount rate, 7.50% for the rate of return on plan assets, and 5.00% for salary increases. Based on this measurement of plan assets and benefit obligations, pension and postretirement medical costs decreased to approximately $214 million for fiscal 2009 compared to $255 million for fiscal 2008. The decrease in pension and postretirement medical expense was primarily due to an increase in the discount rate used to measure the present value of plan obligations.

The Company remeasured plan assets and benefit obligations at October 3, 2009 in accordance with new guidance on accounting for retirement plans. Key assumptions for the measurement at October 3, 2009 were 5.75% for the discount rate, 7.75% for the rate of return on plan assets, and 4.50% for salary increases. Based on the measurement at October 3, 2009, the Company recorded an increase in unrecognized pension and postretirement medical expense, which totals $2.8 billion ($1.8 billion after-tax) as of October 3, 2009.

Income Tax

In July 2006, the FASB issued guidance which clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The Company adopted the guidance on income taxes at the beginning of fiscal year 2008. Applying the guidance on income taxes to all tax positions upon adoption resulted in reductions of $148 million and $15 million to opening retained earnings and minority interests, respectively.

4	Acquisitions

A&E / Lifetime

On September 15, 2009, the Company and the Hearst Corporation (Hearst) both contributed their 50% interests in Lifetime Entertainment Services LLC (Lifetime) to A&E Television Networks, LLC (AETN) in exchange for an increased interest in AETN. Prior to this transaction, the Company and Hearst each held 37.5% of AETN while NBC Universal (NBCU) held 25%. The Company accounted for the transaction as a sale of a portion of its interest in Lifetime which resulted in a $228 million non-cash pre-tax gain ($142 million after-tax) reflecting the difference between the Company’s carrying amount of the Lifetime interest sold and the fair value of the incremental AETN interest received. Following the transaction the Company’s ownership interest in the combined AETN/Lifetime is approximately 42%. Under the terms of the agreement, NBCU may elect or be required to exit the combined AETN/Lifetime over a period of up to 15 years, in which event the Company and Hearst would each own 50%. The Company will account for its interest in the combined AETN/Lifetime as an equity method investment consistent with how it previously accounted for AETN and Lifetime.

Marvel

On August 31, 2009, the Company announced an agreement to acquire Marvel Entertainment, Inc. (Marvel) in a cash and stock transaction. Under the terms of the agreement Marvel shareholders would receive $30 per share in cash and 0.7452 Disney shares for each Marvel share they own. At closing, the amount of cash and stock will be adjusted if necessary so that the total value of the Disney stock issued as merger consideration based on its trading value at that time is not less than 40% of the total merger consideration. Based upon Disney’s stock price as of November 20, 2009, the acquisition purchase price would be approximately $4 billion. The acquisition is subject to the effectiveness of a registration statement with respect to Disney shares to be issued in the transaction and other customary closing conditions. The acquisition is also subject to the approval of Marvel shareholders.

Jetix Europe

In December 2008, the Company acquired an additional 26% interest in Jetix Europe N.V., a publicly traded pan-European kids’ entertainment company, for approximately $354 million (bringing our total ownership interest to over 99%). The Company intends to acquire the remaining outstanding shares through statutory buy-out proceedings.

UTV

On May 9, 2008, the Company acquired a 24% interest (bringing its fully undiluted interest to 37%) in UTV Software Communications Limited (UTV), a media company headquartered and publicly traded in India, for approximately $197 million. In accordance with Indian securities regulations, the Company was required to make an open tender offer to purchase up to an additional 23% of UTV’s publicly traded voting shares for a price equivalent to the May 9th, 2008 Indian rupee purchase price. In November 2008, the Company completed the open offer and acquired an incremental 23% of UTV’s voting shares for approximately $138 million bringing its undiluted interest to 60%. Due to the change in the exchange rate between the US dollar and the Indian rupee from May to November, the US dollar price per share was lower in November than in May. UTV’s founder has a four year option to buy all or a portion of the shares acquired by the Company during the open offer period at a price no less than the Company’s open offer price. If the trading price upon exercise of the option exceeds the price paid by the Company, then the option price is capped at the Company’s open offer price plus a 10% annual return. The Company does not have the right to vote the shares subject to the option until the expiration of the option and accordingly the Company’s ownership interest in voting shares is 48%. In addition to the acquisition of UTV, on August 5, 2008, the Company invested $28 million in a UTV subsidiary, UTV Global Broadcasting Limited (along with UTV, the “UTV Group”). The Company’s investment in the UTV Group is accounted for under the equity method.

Although UTV’s operating performance to date has generally been consistent with our expectations, in light of recent economic conditions we have tempered our future expectations. Based on the Company’s internal valuation of the UTV business, which was estimated using a discounted cash flow model, we recorded non-cash impairment charges totaling $65 million in fiscal 2009. The Company’s carrying value of its investment in the UTV Group of $298 million significantly exceeds the current trading value, and the Company will continue to monitor its investment in the UTV Group. UTV has recently announced that it is considering raising additional capital which could consist of equity shares of UTV stock, debentures or foreign currency convertible bonds. If UTV issued additional shares, depending upon the price of the issuance, an incremental impairment of our investment in UTV Group could be required.

The Disney Stores North America

On April 30, 2008, the Company acquired certain assets of the Disney Stores North America for approximately $64 million in cash from, and terminated its long-term licensing arrangement for the Disney Stores with, The Children’s Place, the former licensee. The Company acquired the inventory, leasehold improvements, and certain fixed assets of, and assumed the leases on 229 stores. The Company conducted the wind-down and closure of an additional 88 stores but did not assume the leases on these stores.

In connection with the acquisition, the Company waived its rights to certain claims against The Children’s Place and in accordance with the applicable accounting guidance recorded an $18 million non-cash gain for the estimated fair value of the claims. The gain is classified in “Other income (expense)” in the Consolidated Statement of Income.

Club Penguin

On August 1, 2007, the Company acquired all of the outstanding shares of Club Penguin Entertainment, Inc. (Club Penguin), a Canadian company that operates clubpenguin.com, an online virtual world for children. The purchase price included upfront cash consideration of approximately $350 million and additional consideration of up to $350 million payable if Club Penguin achieved predefined earnings targets in calendar years 2008 and 2009. There have been no additional payments of consideration for Club Penguin. Remaining additional consideration of up to $175 million is potentially payable based on calendar year 2009 results.

NASN

On February 1, 2007, the Company acquired all the outstanding shares of NASN, an Irish company that operates cable television networks in Europe dedicated to North American sporting events and related programming, for consideration valued at $112 million consisting of cash and assumption of debt. In February, 2009, NASN was rebranded as ESPN America.

The changes in the carrying amount of goodwill for the years ended October 3, 2009 and September 27, 2008 are as follows:

	Media Networks	Parks and Resorts	Studio Entertainment	Consumer Products	Interactive Media	Total
Balance at September 29, 2007	$15,456	$173	$4,788	$425	$557	$21,399
Acquisitions	30	—	—	—	61	91
Other, net	14	(1)	(37)	(2)	1	(25)

Balance at September 27, 2008	$15,500	$172	$4,751	$423	$619	$21,465
Acquisitions	258	—	—	—	20	278
Impairments	—	—	—	—	(29)	(29)
Other, net	(14)	—	(14)	(1)	(2)	(31)

Balance at October 3, 2009	$15,744	$172	$4,737	$422	$608	$21,683

5	Dispositions and Other Income (Expense)

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

As a result of the spin-off and merger, Company shareholders received approximately 0.0768 shares of Citadel common stock in exchange for each share of Disney common stock held as of June 6, 2007. As part of the transaction, the Company retained $1.35 billion of cash, representing the proceeds from debt raised by ABC Radio Holdings, Inc. prior to the spin-off. This debt and the assets and liabilities of the ABC Radio business were removed from the Company’s balance sheet as a distribution at book value. Consequently, there was no gain or loss recorded and the negative net book value of $132 million was credited to retained earnings.

Results of the ABC Radio business have been reported as discontinued operations for all periods.

Summarized financial information for the discontinued ABC Radio business through the date of the spin-off is as follows (in millions):

Income Statement Data:

2007
Revenues	$372
Income from discontinued operations before income taxes	$45

Other Dispositions

The following dispositions occurred during fiscal 2009, 2008 and 2007:

•	On December 22, 2008, the Company sold its investment in two pay television services in Latin America for approximately $185 million, resulting in a pre-tax gain of $114 million.

•	The movies.com business was sold for $17 million on June 18, 2008, resulting in a pre-tax gain of $14 million.

•	The Company’s 39.5% interest in E! Entertainment Television was sold for $1.23 billion on November 21, 2006, resulting in a pre-tax gain of $780 million ($487 million after-tax).

•	The Company’s 50% interest in Us Weekly was sold for $300 million on October 2, 2006, resulting in a pre-tax gain of $272 million ($170 million after-tax).

These gains are reported in “Other income (expense)” in the Consolidated Statements of Income.

Other income (expense)

Other income (expense) is as follows:

	2009	2008	2007
Gain on Lifetime/AETN transaction	$228	$—	$—
Gain on sale of investment in two pay television services in Latin America	114	—	—
Gain related to the acquisition of the Disney Stores North America	—	18	—
Gain on sale of movies.com	—	14	—
Bad debt charge for Lehman Brothers receivable	—	(91)	—
Gain on sale of equity investment in E!	—	—	780
Gain on sale of equity investment in Us Weekly	—	—	272
Equity-based compensation plan modification charge	—	—	(48)

Other income (expense)	$342	$(59)	$1,004

6	Investments

Investments consist of the following:

	October 3, 2009	September 27, 2008
Investments, equity basis (1)	$2,173	$1,873
Investments, other	341	334
Investment in aircraft leveraged leases	40	42

	$2,554	$2,249

(1)	Equity investments consist of investments in companies over which the Company has significant influence but not the majority of the equity or risks and rewards.

Investments, Equity Basis

A summary of combined financial information for equity investments, which primarily includes cable investments such as AETN /Lifetime, is as follows:

	2009	2008	2007
Results of Operations:
Revenues	$4,656	$4,981	$4,351

Net Income	$1,346	$1,455	$1,137

	October 3, 2009	September 27, 2008
Balance Sheet
Current assets	$2,928	$3,230
Non-current assets	5,561	1,653

	$8,489	$4,883

Current liabilities	$1,369	$1,403
Non-current liabilities	1,002	1,191
Shareholders’ equity	6,118	2,289

	$8,489	$4,883

Investments, Other

As of October 3, 2009 and September 27, 2008, the Company held $78 million and $72 million, respectively, of securities classified as available-for-sale and $263 million and $262 million, respectively, of non-publicly traded cost-method investments.

In 2009, 2008 and 2007, the Company had no significant gains or losses on available-for-sale securities.

In 2009, 2008 and 2007, the Company recorded non-cash charges of $86 million (principally related to our investment in UTV Group), $26 million and $18 million, respectively, to reflect other-than-temporary losses in value of certain investments.

7	Euro Disney and Hong Kong Disneyland

The Company has a 51% effective ownership interest in the operations of Euro Disney and a 47% ownership interest in the operations of Hong Kong Disneyland which are both variable interest entities and are consolidated in the Company’s financial statements.

The following table presents a condensed consolidating balance sheet for the Company as of October 3, 2009, reflecting the impact of consolidating the balance sheets of Euro Disney and Hong Kong Disneyland.

	Before Euro Disney and Hong Kong Disneyland Consolidation	Euro Disney, Hong Kong Disneyland and Adjustments	Total
Cash and cash equivalents	$2,811	$606	$3,417
Other current assets	8,218	254	8,472

Total current assets	11,029	860	11,889
Investments	3,600	(1,046)	2,554
Fixed assets	13,080	4,517	17,597
Other assets	31,009	68	31,077

Total assets	$58,718	$4,399	$63,117

Current portion of borrowings	$1,075	$131	$1,206
Other current liabilities	7,178	550	7,728

Total current liabilities	8,253	681	8,934
Borrowings	8,758	2,737	11,495
Deferred income taxes and other long-term liabilities	7,084	179	7,263
Minority interests	889	802	1,691
Shareholders’ equity	33,734	—	33,734

Total liabilities and shareholders’ equity	$58,718	$4,399	$63,117

The following table presents a condensed consolidating income statement of the Company for the year ended October 3, 2009, reflecting the impact of consolidating the income statements of Euro Disney and Hong Kong Disneyland.

	Before Euro Disney and Hong Kong Disneyland Consolidation (1)	Euro Disney, Hong Kong Disneyland and Adjustments	Total
Revenues	$34,174	$1,975	$36,149
Cost and expenses	(28,486)	(1,966)	(30,452)
Restructuring and impairment charges	(492)	—	(492)
Other expense	342	—	342
Net interest expense	(324)	(142)	(466)
Equity in the income of investees	523	54	577

Income (loss) before income taxes and minority interests	5,737	(79)	5,658
Income taxes	(2,049)	—	(2,049)
Minority interests	(381)	79	(302)

Net income	$3,307	$—	$3,307

(1)

These amounts include Euro Disney and Hong Kong Disneyland under the equity method of accounting. As such, royalty and management fee income from these operations is included in Revenues and our share of their net income/(loss) is included in Equity in the income of investees.

The following table presents a condensed consolidating cash flow statement of the Company for the year ended October 3, 2009, reflecting the impact of consolidating the cash flow statements of Euro Disney and Hong Kong Disneyland.

	Before Euro Disney and Hong Kong Disneyland Consolidation	Euro Disney, Hong Kong Disneyland and Adjustments	Total
Cash provided by operations	$4,896	$168	$5,064
Investments in parks, resorts, and other property	(1,610)	(143)	(1,753)
Other investing activities	(726)	383	(343)
Cash used in financing activities	(2,057)	(495)	(2,552)

Increase/(decrease) in cash and cash equivalents	503	(87)	416
Cash and cash equivalents, beginning of year	2,308	693	3,001

Cash and cash equivalents, end of year	$2,811	$606	$3,417

Euro Disney Financial Restructuring

Effective October 1, 2004, Euro Disney, the Company, and Euro Disney’s lenders finalized a Memorandum of Agreement (MOA) related to the financial restructuring of Euro Disney (the 2005 Financial Restructuring) which provided for new financing as well as the restructuring of Euro Disney’s existing financing at that time. The transactions contemplated by the MOA were fully implemented on February 23, 2005 with the completion of a €253 million equity rights offering in which the Company invested €100 million. The MOA included provisions for deferral of certain royalties and management fees payable by Euro Disney to the Company as follows:

•	Royalties and management fees for fiscal 2005 through fiscal 2009, totaling €125 million, payable to the Company have been deferred and converted into subordinated long-term borrowings

•

Royalties and management fees for fiscal 2007 through fiscal 2014, of up to €25 million per year, are subject to conditional deferral and conversion into subordinated long-term borrowings if operating results do not achieve specified levels. Royalties and management fees for fiscal 2008 and 2007, subject to conditional deferral, were not deferred and have been paid. Based on operating results and subject to third-party confirmation, the Company will defer €25 million of royalties and management fees subject to conditional deferral for fiscal 2009

Certain indirect, wholly-owned subsidiaries of The Walt Disney Company have liability as current or former general partners of Disney S.C.A. In addition to their equity interest in Disney S.C.A., certain of these subsidiaries of the Company have been capitalized with interest-bearing demand notes with an aggregate face value of €200 million. In addition, interest of €35 million has accrued on the notes from the date of issuance and has been added to the amount owed.

Hong Kong Disneyland capital realignment

In July 2009, the Company entered into a capital realignment and expansion plan for Hong Kong Disneyland (HKDL) with the Government of the Hong Kong Special Administrative Region (HKSAR), Hong Kong Disneyland’s majority shareholder. Key provisions of the plan include:

•

The Company converted its $354 million term and revolving credit facility loan to HKDL into equity during fiscal 2009. This was accompanied by conversion of an equal amount of the HKSAR loan to HKDL into equity

•

The Company will make approximately $0.45 billion of equity contributions over approximately five years to fund an expansion of HKDL and other financial needs during this period. The actual amount of equity contributions by the Company may differ depending on the actual final cost of the expansion and operating results of HKDL during the relevant timeframe. The HKSAR will convert an additional amount of its loan to HKDL equal to these contributions into equity, subject to a maximum conversion amount that would leave approximately $128 million (HK $1.0 billion) of the HKSAR loan to HKDL outstanding. At October 3, 2009, the HKSAR loan to HKDL was $524 million. During fiscal 2009, the Company made equity contributions totaling $40 million in addition to the conversion of its $354 million loan to HKDL into equity

As a result of the above arrangement, the Company’s interest in HKDL increased from 43% to 47% during fiscal 2009 and is projected to increase to approximately 48%, although the Company’s ending ownership will depend on the aggregate amount of equity contributions made by the Company pursuant to the expansion plan.

8	Film and Television Costs

Film and Television costs are as follows:

	October 3, 2009	September 27, 2008
Theatrical film costs
Released, less amortization	$1,513	$1,444
Completed, not released	379	373
In-process	1,516	1,430
In development or pre-production	136	126

	3,544	3,373

Television costs
Released, less amortization	824	789
Completed, not released	204	396
In-process	129	211
In development or pre-production	17	16

	1,174	1,412

Television broadcast rights	1,038	1,150

	5,756	5,935
Less current portion	631	541

Non-current portion	$5,125	$5,394

Based on management’s total gross revenue estimates as of October 3, 2009, approximately 84% of unamortized film and television costs for released productions (excluding amounts allocated to acquired film and television libraries) are expected to be amortized during the next three years. Approximately $632 million of accrued participation and residual liabilities will be paid in fiscal year 2010. The Company expects to amortize, based on current estimates, approximately $1.5 billion in capitalized film and television production costs during fiscal 2010.

At October 3, 2009, acquired film and television libraries have remaining unamortized costs of $325 million, which are generally amortized straight-line over a weighted-average remaining period of approximately 11 years.

9	Borrowings

The Company’s borrowings at October 3, 2009 and September 27, 2008, including the impact of interest rate swaps designated as hedges, are summarized below:

	2009	2008	2009
			Stated Interest Rate (1)	Interest rate and Cross-Currency Swaps (2)		Effective Interest Rate (3)	Swap Maturities
				Pay Floating	Pay Fixed
Commercial paper borrowings	$—	$1,985	—	$—	$—	—
U.S. medium-term notes	7,618	7,005	5.19%	1,400	—	3.67%	2010-2018
European medium-term notes	347	318	2.89%	347	—	0.60%	2010-2013
Other foreign currency denominated debt	904	825	0.75%	904	—	0.70%	2013
Capital Cities/ABC debt	116	178	8.75%	—	—	8.37%
Film financing	350	248	—	—	—	—
Other (4)	498	374	—	—	—	—

	9,833	10,933	4.34%	2,651	—	3.03%
Euro Disney (ED) and Hong Kong
Disneyland (HKDL):
ED – CDC loans	1,480	1,469	5.03%	—	—	5.12%
ED – Credit facilities & other	362	482	3.75%	—	—	6.70%
ED – Other advances	502	506	3.03%	—	—	3.21%
HKDL – Senior and other borrowings	524	1,249	3.34%	—	—	2.93%

	2,868	3,706	4.29%	—	—	4.58%

Total borrowings	12,701	14,639	4.33%	2,651	—	3.38%
Less current portion	1,206	3,529	1.26%	138	—	0.99%

Total long-term borrowings	$11,495	$11,110		$2,513	$—

(1)

The stated interest rate represents the weighted-average coupon rate for each category of borrowings. For floating rate borrowings, interest rates are based upon the rates at October 3, 2009; these rates are not necessarily an indication of future interest rates.

(2)	Amounts represent notional values of interest rate and cross-currency swaps as of October 3, 2009.

(3)

The effective interest rate includes the impact of existing and terminated interest rate and cross-currency swaps on the stated rate of interest and reflects the estimated market interest rate for certain Euro Disney borrowings as of the time that they were modified during the 2005 restructuring. Other adjustments to the stated interest rate such as purchase accounting adjustments and debt issuance costs did not have a material impact on the overall effective interest rate.

(4)	Includes market value adjustments for debt with qualifying hedges totaling $291 million and $202 million at October 3, 2009 and September 27, 2008, respectively.

Commercial Paper

At October 3, 2009, the Company did not have commercial paper debt outstanding. The Company had bank facilities totaling $4.5 billion to support its commercial paper borrowings, with half of the facilities scheduled to expire in February 2010 and the other half in February 2011. These bank facilities allow for borrowings at LIBOR-based rates plus a spread, which depends on the Company’s public debt rating and can range from 0.175% to 0.75%. The Company also has the ability to issue up to $800 million of letters of credit under the facility expiring in 2011, which if utilized, reduces available borrowing under this facility. As of October 3, 2009, $326 million of letters of credit had been issued, of which $237 million was issued under this facility, leaving total available borrowing capacity of nearly $4.2 billion under these bank facilities. The Company’s bank facilities contain only one financial covenant, relating to interest coverage, which the Company met on October 3, 2009 by a significant margin. The Company’s bank facilities also specifically exclude certain entities, including Euro Disney and Hong Kong Disneyland, from any representations, covenants, or events of default. As of October 3, 2009, the Company had not borrowed against the facilities.

Shelf Registration Statement

At October 3, 2009, the Company had a shelf registration statement which allows the Company to issue various types of debt instruments, such as fixed or floating rate notes, U.S. dollar or foreign currency denominated notes, redeemable notes, global notes, and dual currency or other indexed notes. Issuances under the shelf registration will require the filing of a prospectus supplement identifying the amount and terms of the securities to be issued. Our ability to issue debt is subject to market conditions and other factors impacting our borrowing capacity.

U.S. Medium-Term Note Program

At October 3, 2009, the total debt outstanding under U.S. medium-term note programs was $7.6 billion. The maturities of current outstanding borrowings range from 1 to 84 years and stated interest rates range from 0% to 7.55%.

European Medium-Term Note Program

At October 3, 2009, the Company had a European medium-term note program for the issuance of various types of debt instruments such as fixed or floating rate notes, U.S. dollar or foreign currency denominated notes, redeemable notes and index linked or dual currency notes. The size of the program is $4 billion. The remaining capacity under the program is $3.7 billion, subject to market conditions and other factors impacting our borrowing capacity. The remaining capacity under the program replenishes as outstanding debt under the program matures. At October 3, 2009, the total debt outstanding under the program was $347 million. The maturities of outstanding borrowings range from 1 to 4 years, and stated interest rates range from 0.85% to 4.90%. The Company has outstanding borrowings under the program denominated in U.S. dollars and Japanese Yen (JPY).

Other Foreign Currency Denominated Debt

In connection with the acquisition of Club Penguin Entertainment, Inc. in July 2007, the Company executed a credit agreement denominated in Canadian (CAD) dollars and borrowed CAD$328 million ($303 million at October 3, 2009 exchange rates). The loan bears interest at CAD LIBOR plus 0.225% (0.72% at October 3, 2009) and matures in 2013.

In July 2008, the Company executed a loan agreement denominated in JPY and borrowed JPY54 billion ($601 million at October 3, 2009 exchange rates). The loan bears interest at Japanese LIBOR plus 0.42% (0.77% at October 3, 2009) and matures in 2013.

Capital Cities/ABC Debt

In connection with the Capital Cities/ABC, Inc. acquisition in 1996, the Company assumed various debt previously issued by Capital Cities/ABC, Inc. At October 3, 2009, the outstanding balance was $116 million, matures in 2021 and has a stated interest rate of 8.75%.

Film Financing

In August 2005, the Company entered into a film financing arrangement with a group of investors to fund up to approximately $500 million for 40% of the production and marketing costs of a slate of up to thirty-two live-action films, excluding certain titles such as The Chronicles of Narnia series and, in general, sequels to previous films (including the Pirates of the Caribbean sequels) not included in the slate, in return for approximately 40% of the future net cash flows generated by these films. By entering into this transaction, the Company is able to share the risks and rewards of the performance of its live-action film production and distribution activity with outside investors. As of October 3, 2009, the investors have participated in the funding of thirty-two films. The cumulative investment in the slate by the investors, net of the cash flows generated by the slate that are returned to the investors, is classified as borrowings. Interest expense recognized from these borrowings is variable and is determined using the effective interest method based on the projected profitability of the film slate.

The last film of the slate was completed in fiscal 2009. The Company has the option at 5, 10 and 15 years from inception of the film financing arrangement to buy the investors’ remaining interest in the slate at a price that is based on the then remaining projected future cash flows that the investors would receive from the slate. As of October 3, 2009, borrowings under this arrangement totaled $350 million.

Euro Disney Borrowings

	October 3, 2009	September 27, 2008
CDC senior debt	$349	$354
CDC subordinated debt – original and 1994 financing	400	405
CDC subordinated debt – Walt Disney Studios Park financing	731	710

CDC loans	1,480	1,469
Credit facilities and other	362	482
Other advances	502	506

	$2,344	$2,457

Euro Disney — Caisse des Dépôts et Consignations (CDC) loans. Pursuant to Euro Disney’s original financing and the terms of a 1994 financial restructuring, Euro Disney borrowed funds from the CDC. As of October 3, 2009, these borrowings consisted of approximately €240 million ($349 million at October 3, 2009 exchange rates) of senior debt and €276 million ($400 million at October 3, 2009 exchange rates) of subordinated debt. The senior debt is collateralized primarily by the Disneyland Park, certain hotels, and land assets of Disneyland Paris with a net book value of approximately €1.3 billion ($1.9 billion at October 3, 2009 exchange rates), whereas the subordinated debt is unsecured. Interest on the senior and subordinated debt is payable semiannually. CDC loans of €473 million ($686 million at October 3, 2009 exchange rates) bear interest at a fixed rate of 5.15%. The remaining CDC loans of €43 million ($63 million at October 3, 2009 exchange rates) bear interest at a fixed rate of 6.15%. The loans mature from fiscal year 2010 to fiscal year 2024.

Euro Disney also executed a credit agreement with the CDC to finance a portion of the construction costs of Walt Disney Studios Park. As of October 3, 2009, approximately €503 million ($731 million at October 3, 2009 exchange rates) of subordinated loans were outstanding under this agreement. The loans bear interest at a fixed rate of 5.15% per annum. The loans mature between fiscal years 2015 and 2028.

Pursuant to the 2005 Financial Restructuring, the CDC agreed to conditionally defer and convert to subordinated long-term borrowings, if operating results do not achieve specified levels, interest payments up to a maximum amount of €20 million ($29 million at October 3, 2009 exchange rates) per year for fiscal year 2005 through fiscal year 2012 and €23 million ($33 million at October 3, 2009 exchange rates) for each of the fiscal years 2013 and 2014. Euro Disney has deferred €20 million of interest originally payable for each of fiscal year 2005 and 2006 as well as €7 million of accrued interest (collectively €47 million). Euro Disney did not defer any CDC interest for fiscal years 2007 and 2008. Euro Disney deferred €15 million ($22 million at October 3, 2009 exchange rates) of interest in fiscal 2009 and will defer the remaining €5 million ($7 million at October 3, 2009 exchange rates) in the first quarter of fiscal 2010. This deferral is subject to third party confirmation of Euro Disney’s operating results.

Euro Disney — Credit facilities and other. Pursuant to Euro Disney’s original financing with a syndicate of international banks and the terms of a 1994 financial restructuring, Euro Disney borrowed funds which are collateralized primarily by the Disneyland Park, the hotels, and land assets of Disneyland Paris with a net book value of approximately €1.3 billion ($1.9 billion at October 3, 2009 exchange rates). At October 3, 2009, the total balance outstanding was €249 million ($362 million at October 3, 2009 exchange rate). The loans mature between fiscal years 2010 and 2013.

Euro Disney — Other advances. Advances of €331 million ($481 million at October 3, 2009 exchange rates) are collateralized by certain hotel assets and bear interest at a fixed rate of 3.0%. The remaining advances of €15 million ($21 million at October 3, 2009 exchange rate) are collateralized by certain hotel assets and bear interest at EURIBOR plus 3% (3.75% at October 3, 2009). The advances are expected to mature between fiscal years 2010 and 2017.

Euro Disney has covenants under its debt agreements that limit its investment and financing activities and require it to meet certain annual financial performance covenants. Subject to final third-party review as provided in its debt agreements, Euro Disney believes that it has complied with its financial performance covenants for fiscal year 2009.

Hong Kong Disneyland Borrowings	October 3, 2009	September 27, 2008
Term loan facility	$—	$283
Revolving credit facility	—	90

Senior loans	—	373

Other borrowings	524	876

	$524	$1,249

Hong Kong Disneyland — Senior loans. At the beginning of fiscal 2009, the Company entered into a term loan and revolving credit facility agreement with Hong Kong Disneyland pursuant to which Hong Kong Disneyland borrowed HK$2.3 billion (approximately $292 million) under a term loan and HK$700 million (approximately $90 million) under a HK$1.0 billion ($129 million) revolving credit facility. These funds were used to repay Hong Kong Disneyland’s commercial term loan and revolving credit facility along with related accrued interest. All outstanding amounts under this term loan and revolving credit facility to Hong Kong Disneyland were subsequently converted to equity (see Hong Kong Disneyland capital realignment plan below) and an undrawn revolving facility of HK$300 million (approximately $39 million) remained in place as of October 3, 2009.

Hong Kong Disneyland — Other borrowings. Hong Kong Disneyland has an unsecured loan facility of HK$4.1 billion ($524 million at October 3, 2009 exchange rates) from the HKSAR that is scheduled to mature on dates through September 12, 2030. The interest rate on this loan is subject to biannual revisions, but is capped at an annual rate of 6.75% (until March 12, 2014), 7.625% (until March 12, 2022) and 8.50% (until September 12, 2030). As of October 3, 2009, the rate on the loans was 3.34%.

Hong Kong Disneyland Capital Realignment Plan

In July 2009, the Company entered into a capital realignment and expansion plan (the Plan) for Hong Kong Disneyland with the HKSAR. Pursuant to the Plan, the Company converted its $354 million term and revolving credit facility loan to Hong Kong Disneyland into equity during the fourth quarter of fiscal 2009. This was accompanied by conversion of an equal amount of the HKSAR loan to Hong Kong Disneyland into equity. See Note 7 for further details of the Plan.

Total borrowings excluding market value adjustments, have the following scheduled maturities:

	Before Euro Disney and Hong Kong Disneyland Consolidation	Euro Disney and Hong Kong Disneyland	Total
2010	$1,055	$131	$1,186
2011	1,120	175	1,295
2012	1,262	223	1,485
2013	1,734	196	1,930
2014	1,451	56	1,507
Thereafter	2,920	2,087	5,007

	$9,542	$2,868	$12,410

The Company capitalizes interest on assets constructed for its parks, resorts, and other property and on theatrical productions. In 2009, 2008 and 2007, total interest capitalized was $57 million, $62 million, and $37 million, respectively. Interest expense, net of capitalized interest, for 2009, 2008 and 2007 was $588 million, $712 million and $746 million.

10	Income Taxes

	2009	2008	2007
Income From Continuing Operations Before Income Taxes and Minority Interests
Domestic (including U.S. exports)	$5,472	$6,692	$7,344
Foreign subsidiaries	186	710	381

	$5,658	$7,402	$7,725

Income Tax Expense / (Benefit)
Current
Federal	$1,278	$2,072	$2,368
State	195	366	303
Foreign	312	362	330

	1,785	2,800	3,001

Deferred
Federal	296	(95)	(118)
State	(32)	(32)	(9)

	264	(127)	(127)

	$2,049	$2,673	$2,874

	October 3, 2009	September 27, 2008
Components of Deferred Tax Assets and Liabilities
Deferred tax assets
Accrued liabilities	$(2,083)	$(1,354)
Foreign subsidiaries	(626)	(569)
Equity-based compensation	(409)	(371)
Minority interest net operating losses	(328)	(316)

Total deferred tax assets	(3,446)	(2,610)

Deferred tax liabilities
Depreciable, amortizable and other property	3,238	3,167
Licensing revenues	373	269
Leveraged leases	49	49
Other, net	77	81

Total deferred tax liabilities	3,737	3,566

Net deferred tax liability before valuation allowance	291	956
Valuation allowance	388	370

Net deferred tax liability	$679	$1,326

The valuation allowance principally relates to a $328 million deferred tax asset for the minority interest share of operating losses at Euro Disney. The ultimate utilization of the minority interest share of the net operating losses, which have an indefinite carryforward period, would not have an impact on the Company's consolidated net income as any income tax benefit would be offset by a charge to minority interest in the income statement.

As of October 3, 2009, the Company had undistributed earnings of foreign subsidiaries of approximately $124 million, for which deferred taxes have not been provided. The Company intends to reinvest these earnings for the foreseeable future. If these amounts were distributed to the United States, in the form of dividends or otherwise, the Company would be subject to additional U.S. income taxes. Determination of the amount of unrecognized deferred income tax liabilities on these earnings is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance was to occur.

A reconciliation of the effective income tax rate to the federal rate is as follows:

	2009	2008	2007
Federal income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	2.6	3.0	2.8
Domestic production activity deduction	(1.8)	(1.3)	(0.5)
Other, including tax reserves and related interest	0.4	(0.6)	(0.1)

	36.2%	36.1%	37.2%

The American Jobs Creation Act of 2004 made a number of changes to the income tax laws including the creation of a deduction for qualifying domestic production activities. The deduction equals three percent of qualifying net income for fiscal 2007, six percent for fiscal 2008 through 2010, and nine percent for fiscal 2011 and thereafter. Our tax provisions for fiscal years 2009, 2008, and 2007 reflect benefits of $100 million, $97 million and $41 million, respectively, resulting from this deduction.

The Company adopted new accounting guidance for income taxes at the beginning of fiscal year 2008. See Note 2 for the impact of adopting this guidance.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, excluding the related accrual for interest, is as follows:

	2009	2008
Balance at the beginning of the year	$655	$630
Increases for current year tax positions	63	99
Increases for prior year tax positions	17	221
Decreases in prior year tax positions	(7)	(189)
Settlements with taxing authorities	(42)	(106)

Balance at the end of the year	$686	$655

The year end 2009 and 2008 balances include $367 million and $353 million, respectively, that if recognized, would reduce our income tax expense and effective tax rate after giving effect to offsetting benefits from other tax jurisdictions.

As of year end 2009 and 2008, the Company had $142 million and $127 million, respectively, in accrued interest related to unrecognized tax benefits. During 2009 and 2008, the Company accrued additional interest of $27 million and $47 million, respectively, and recorded reductions in accrued interest of $12 million and $57 million, respectively, as a result of audit settlements and other prior-year adjustments. The Company’s policy is to report interest and penalties as a component of income tax expense.

During the current year, the Internal Revenue Service commenced a limited issue focused examination with respect to the Company’s federal income tax returns filed for its fiscal years 2005 through 2007. The Company is also subject to state and local and foreign tax audits. In the current year, the California examination of fiscal years 2004 and 2005 was completed. The Company is no longer subject to examination in any of its major state or foreign tax jurisdictions for years prior to 2002.

In the next twelve months, it is reasonably possible that our unrecognized tax benefits could change due to payments for or resolution of open tax matters for post-2002 years. These resolutions and payments would reduce our unrecognized tax benefits by $109 million.

In fiscal 2009, income tax benefits attributable to equity-based compensation transactions were less than the amounts recorded based on grant date fair value. Accordingly, a shortfall of $26 million was charged to shareholders’ equity. In fiscal years 2008 and 2007, income tax benefits attributable to equity-based compensation transactions exceeded amounts recorded at grant date and accordingly were credited to shareholders’ equity and totaled $45 million and $123 million, respectively .

11	Pension and Other Benefit Programs

The Company maintains pension and postretirement medical benefit plans covering most of its employees not covered by union or industry-wide plans. Employees hired after January 1, 1994 and employees generally hired after January 1, 1987 for certain of our media businesses are not eligible for postretirement medical benefits. With respect to its qualified defined benefit pension plans, the Company’s policy is to fund, at a minimum, the amount necessary on an actuarial basis to provide for benefits in accordance with the requirements of the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006 (PPA). Pension benefits are generally based on years of service and/or compensation.

The Company adopted new accounting guidance on retirement benefits that requires measurement of plan funded status as of the end of the fiscal year. Previously, the measurement date for the plans was June 30. Upon adoption, the Company remeasured plan assets and benefit obligations at the end of fiscal 2008 which resulted in a reduction of $35 million to retained earnings and a $100 million benefit to accumulated other comprehensive income at the beginning of fiscal 2009. Net periodic benefit cost for fiscal 2009 was based on this remeasurement of plan assets and benefit obligations. The amounts in the tables below for fiscal 2009 reflect an October 3, 2009 measurement date whereas the amounts for fiscal 2008 reflect the June 30, 2008 measurement date.

The following chart summarizes the benefit obligations, assets, funded status and balance sheet impacts associated with the pension and postretirement medical benefit plans based upon the actuarial valuations prepared as of October 3, 2009 and June 30, 2008 (the Plan Measurement Dates).

	Pension Plans		Postretirement Medical Plans
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Projected benefit obligations
Beginning obligations	$(5,249)	$(5,242)	$(1,030)	$ (1,011)
Adoption of new measurement date	452	—	102	—
Service cost	(164)	(187)	(17)	(22)
Interest cost	(363)	(325)	(71)	(63)
Actuarial (loss) / gain	(1,835)	360	(235)	40
Plan amendments and other	(8)	(14)	—	—
Benefits paid	175	159	24	26

Ending obligations	$(6,992)	$(5,249)	$(1,227)	$(1,030)

Fair value of plans' assets
Beginning fair value	$4,955	$5,160	$351	$372
Adoption of new measurement date	(420)	—	(33)	—
Actual return on plan assets	25	(39)	(9)	(7)
Contributions	468	17	12	12
Benefits paid	(175)	(159)	(24)	(26)
Expenses	(20)	(24)	—	—

Ending fair value	$4,833	$4,955	$297	$351

Underfunded status of the plans	$(2,159)	$(294)	$(930)	$(679)
Contributions after Plan Measurement Date	n/a	4	n/a	3

Net balance sheet liability	$(2,159)	$(290)	$(930)	$(676)

Amounts recognized in the balance sheet
Non-current assets	$8	$215	$—	$—
Current liabilities	(14)	(10)	(14)	(14)
Non-current liabilities	(2,153)	(495)	(916)	(662)

	$(2,159)	$(290)	$(930)	$(676)

The components of net periodic benefit cost and key assumptions are as follows:

	Pension Plans			Postretirement Medical Plans
	2009	2008	2007	2009	2008	2007
Service costs	$164	$187	$166	$17	$22	$22
Interest costs	363	325	297	71	63	59
Expected return on plan assets	(370)	(356)	(302)	(26)	(25)	(21)
Amortization of prior year service costs	14	13	4	(2)	(1)	(1)
Recognized net actuarial (gain)/loss	(9)	25	47	(8)	2	2
Special termination benefits	—	—	5	—	—	—

Net periodic benefit cost	$162	$194	$217	$52	$61	$61

Assumptions:
Discount rate	5.75%	7.00%	6.35%	5.75%	7.00%	6.35%
Rate of return on plan assets	7.75%	7.50%	7.50%	7.75%	7.50%	7.50%
Salary increases	4.50%	5.00%	4.00%	n/a	n/a	n/a
Year 1 increase in cost of benefits	n/a	n/a	n/a	8.50%	9.00%	9.00%
Rate of increase to which the cost of benefits is assumed to decline (the ultimate trend rate)	n/a	n/a	n/a	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	n/a	n/a	n/a	2019	2016	2015

Net periodic benefit cost is based on assumptions determined at the prior-year end measurement date.

Accumulated other comprehensive loss, before tax, as of October 3, 2009 consists of the following amounts that have not yet been recognized in net periodic benefit cost:

	Pension Plans	Postretirement Medical Plans	Total
Unrecognized prior service credit / (cost)	$(73)	$11	$(62)
Unrecognized net actuarial loss	(2,542)	(180)	(2,722)

Total amounts included in accumulated other comprehensive loss	(2,615)	(169)	(2,784)
Prepaid / (accrued) pension cost	456	(761)	(305)

Net balance sheet liability	$(2,159)	$(930)	$(3,089)

Amounts included in accumulated other comprehensive loss, before tax, as of October 3, 2009 that are expected to be recognized as components of net periodic benefit cost during fiscal 2010 are:

	Pension Plans	Postretirement Medical Plans	Total
Prior service credit / (cost)	$(14)	$2	$(12)
Net actuarial loss	(155)	(7)	(162)

Total	$(169)	$(5)	$(174)

Plan Funded Status

At October 3, 2009, the Company had pension plans with accumulated benefit obligations exceeding the fair value of plan assets. The projected benefit obligation, accumulated benefit obligation and aggregate fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $6.3 billion, $5.7 billion and $4.1 billion, respectively, as of October 3, 2009 and $397 million, $332 million and $0 million as of September 27, 2008, respectively.

For pension plans with projected benefit obligations in excess of plan assets, the projected benefit obligation and aggregate fair value of plan assets were $6.3 billion and $4.2 billion, respectively, as of October 3, 2009 and $3.9 billion and $3.4 billion as of September 27, 2008, respectively.

The Company’s total accumulated pension benefit obligations at October 3, 2009 and September 27, 2008 were $6.4 billion and $4.8 billion, respectively, of which 97% for both years was vested.

The accumulated postretirement medical benefit obligations and fair value of plan assets for postretirement medical plans with accumulated postretirement medical benefit obligations in excess of plan assets were $1.2 billion and $297 million, respectively, at October 3, 2009 and $1.0 billion and $351 million, respectively, at September 27, 2008.

Plan Assets

A significant portion of the assets of the Company’s defined benefit plans are managed on a commingled basis in a third party master trust. The investment policy and allocation of the assets in the master trust were approved by the Company’s Investment and Administrative Committee which has oversight responsibility for the Company’s retirement plans. The investment policy ranges for the major asset classes are as follows:

Asset Class	Minimum	Maximum
Equity Securities	40%	60%
Debt Securities	25%	45%
Alternative Investments	10%	30%
Cash	0%	5%

Alternative investments principally include venture capital, private equity and real estate partnerships.

The Company’s defined benefit plans asset mix (including assets held outside of the master trust) at the Plan Measurement Dates for each fiscal year end is as follows:

Asset Class	2009	2008
Equity Securities (1)	44%	47%
Debt Securities	38%	35%
Alternative Investments	17%	16%
Cash	1%	2%

Total	100%	100%

(1)	Equity securities include 2.8 million shares of Company common stock valued at $77 million (2% of total plan assets) and $92 million (2% of total plan assets) at 2009 and 2008, respectively.

Plan Contributions

During fiscal 2009, the Company made contributions to its pension and postretirement medical plans totaling $473 million, which included discretionary contributions above the minimum requirements for pension plans. The Company expects pension and postretirement medical plan contributions in fiscal 2010 to range from $350 million to $450 million which is expected to include discretionary contributions above the minimum requirements. Final minimum funding requirements for fiscal 2010 will be determined based on our January 1, 2010 funding actuarial valuation which will be available late fiscal 2010.

Estimated Future Benefit Payments

The following table presents estimated future benefit payments for the next ten fiscal years:

	Pension Plans	Post Retirement Medical Plans (1)
2010	$217	$33
2011	233	36
2012	253	38
2013	277	41
2014	304	45
2015 – 2019	1,968	282

(1)	Estimated future benefit payments are net of expected Medicare subsidy receipts of $68 million.

Assumptions

Actuarial assumptions, such as the discount rate, long-term rate of return on plan assets and the healthcare cost trend rate, have a significant effect on the amounts reported for net periodic benefit cost as well as the related benefit obligations.

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

Equity Securities	9% – 11%
Debt Securities	4% – 8%
Alternative Investments	8% – 20%

Healthcare cost trend rate — The Company reviews external data and its own historical trends for healthcare costs to determine the healthcare cost trend rates for the postretirement medical benefit plans. For the 2009 actuarial valuation, we assumed an 8.5% annual rate of increase in the per capita cost of covered healthcare claims with the rate decreasing in even increments over ten years until reaching 5.0%.

Sensitivity — A one percentage point (ppt) change in the key assumptions would have had the following effects on the projected benefit obligations as of October 3, 2009 and on cost for fiscal 2010:

	Pension and Postretirement Medical Plans			Postretirement Medical Plans
	Discount Rate		Expected Long-Term Rate of Return On Assets	Assumed Healthcare Cost Trend Rate
Increase/(decrease)	Net Periodic Pension and Postretirement Medical Cost	Projected Benefit Obligations	Net Periodic Pension and Postretirement Cost	Net Periodic Postretirement Medical Cost	Projected Benefit Obligations
1 ppt decrease	$169	$1,328	$57	(24)	(175)
1 ppt increase	(149)	(1,140)	(57)	38	218

Multi-employer Plans

The Company participates in various multi-employer pension plans under union and industry-wide agreements. In 2009, 2008 and 2007, the contributions to these plans, which are expensed as incurred, were $52 million, $56 million and $54 million, respectively.

Defined Contribution Plans

The Company has savings and investment plans that allow eligible employees to allocate up to 20% of their salary through payroll deductions depending on the plan in which the employee participates. The Company matches 50% of the employee’s pre-tax contribution up to plan limits. In 2009, 2008 and 2007, the costs of these plans were $51 million, $52 million and $42 million, respectively.

12	Shareholders’ Equity

As of the filing date of this report, the Board of Directors had not yet declared a dividend related to fiscal 2009. The Company paid a $648 million dividend ($0.35 per share) during the second quarter of fiscal 2009 related to fiscal 2008. The Company paid a $664 million dividend ($0.35 per share) during the second quarter of fiscal 2008 related to fiscal 2007. The Company paid a $637 million dividend ($0.31 per share) during the second quarter of fiscal 2007 related to fiscal 2006.

During fiscal 2009, the Company repurchased 5 million shares of Disney common stock for $138 million. During fiscal 2008, the Company repurchased 139 million shares of Disney common stock for $4.5 billion. During fiscal 2007, the Company repurchased 202 million shares of Disney common stock for $6.9 billion. On May 1, 2007, the Board of Directors of the Company increased the share repurchase authorization to a total of 400 million shares. As of October 3, 2009, the Company had remaining authorization in place to repurchase 179 million additional shares. The repurchase program does not have an expiration date.

In April 2008, the Company redeemed $1.3 billion of convertible senior notes. Pursuant to the redemption, substantially all of the notes were converted into 45 million shares of the Company’s common stock.

The par value of the Company’s outstanding common stock totaled approximately $26 million.

The Company also has 1.0 billion shares of Internet Group stock at $.01 par value authorized. No shares are issued and outstanding.

Accumulated other comprehensive income (loss), net of tax(1), is as follows:

	October 3, 2009	September 27, 2008
Market value adjustments for hedges and investments	$18	$78
Foreign currency translation and other	105	137
Unrecognized pension and postretirement medical expense	(1,767)	(296)

Accumulated other comprehensive loss (1)	$(1,644)	$(81)

(1)	Accumulated other comprehensive income(loss) and components of other comprehensive income(loss) are recorded net of tax using a 37% estimated statutory tax rate.

13	Equity-Based Compensation

Under various plans, the Company may grant stock options and other equity-based awards to executive, management, and creative personnel. The Company’s approach to long-term incentive compensation contemplates awards of stock options and restricted stock units (RSUs). Certain RSUs awarded to senior executives vest based upon the achievement of market and/or performance conditions (Performance RSUs).

Stock options are generally granted at exercise prices equal to or exceeding the market price at the date of grant. Effective in January 2003, options became exercisable ratably over a four-year period from the grant date, while options granted prior to January 2003 generally vest ratably over five years. Effective in the second quarter of 2005, options granted generally expire seven years after the grant date, while options granted prior to the second quarter of 2005 generally expire ten years after the grant date. At the discretion of the Compensation Committee of the Company’s Board of Directors, options can occasionally extend up to 15 years after date of grant. Effective in January 2009, RSUs (excluding Performance RSUs) vest ratably over a four-year period from the date of grant, while RSUs granted prior to January 2009 and Performance RSUs generally vest 50% on each of the second and fourth anniversaries of the grant date. Stock options and RSUs are generally forfeited by employees who terminate prior to vesting. Shares available for future option and RSU grants at October 3, 2009 totaled 83 million. Starting March 2009 for our primary plan, each share granted subject to a stock option award reduces the number of shares available by one share while each share granted subject to a RSU award reduces the number of shares available by two shares. The Company satisfies stock option exercises and vesting of RSUs with newly issued shares.

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

In fiscal years 2009, 2008 and 2007, the weighted average assumptions used in the option-valuation model were as follows:

	2009	2008	2007
Risk-free interest rate	2.0%	3.6%	4.5%
Expected volatility	47%	29%	26%
Dividend yield	1.19%	1.02%	0.79%
Termination rate	7.5%	7.5%	7.4%
Exercise multiple	1.39	1.39	1.38

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

Compensation expense for RSUs (excluding Performance RSUs) and stock options is recognized ratably over the vesting period of the award. Compensation expense for RSUs is based upon the market price of the shares underlying the awards on the grant date. Compensation expense for Performance RSUs reflects the estimated probability that the market and/or performance conditions will be met and is recognized ratably over the service period of the award.

The impact of stock options and RSUs on income for fiscal 2009, 2008 and 2007 was as follows:

	2009	2008	2007
Stock option compensation expense	$229	$214	$213
RSU compensation expense	228	188	158

	457	402	371
Equity-based compensation plan modification charge (1)	—	—	48

Total equity-based compensation expense (2)	457	402	419
Tax impact	(169)	(149)	(155)

Reduction in net income	$288	$253	$264

Tax benefit reported in cash flow from continuing financing activities	$4	$47	$116

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

(2)

Equity-based compensation expense is net of capitalized equity-based compensation and includes amortization of previously capitalized equity-based compensation costs. Capitalized equity-based compensation totaled $13 million, $55 million and $103 million in 2009, 2008 and 2007, respectively.

The following table summarizes information about stock option transactions (shares in millions):

	2009		2008		2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	171	$28.37	177	$27.36	212	$25.85
Awards forfeited	(3)	29.69	(4)	29.49	(5)	27.71
Awards granted	17	21.29	30	30.12	25	34.22
Awards exercised	(7)	17.66	(27)	21.79	(53)	24.52
Awards expired/cancelled	(8)	34.23	(5)	44.12	(2)	56.00

Outstanding at end of year	170	26.79	171	28.37	177	27.36

Exercisable at end of year	111	26.62	101	27.72	108	27.07

The following tables summarize information about stock options vested and expected to vest at October 3, 2009 (shares in millions):

	Vested
Range of Exercise Prices	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Years of Contractual Life
$ 0 — $ 15	7	10.38	2.6
$ 16 — $ 20	9	18.25	4.4
$ 21 — $ 25	32	23.81	3.3
$ 26 — $ 30	35	29.04	2.9
$ 31 — $ 35	20	33.65	2.5
$ 36 — $ 40	4	39.85	0.7
$ 41 — $ 45	3	42.21	1.0
$ 46 — $185	1	117.30	0.4

	111

	Expected to Vest
Range of Exercise Prices	Number of Options (1)	Weighted Average Exercise Price	Weighted Average Remaining Years of Contractual Life
$ 0 — $ 15	1	13.37	3.8
$ 16 — $ 20	12	20.68	6.3
$ 21 — $ 25	4	24.43	3.7
$ 26 — $ 30	24	29.26	5.6
$ 31 — $ 35	11	33.94	4.5

	52

(1)	Number of options expected to vest is total unvested options less estimated forfeitures.

The following table summarizes information about RSU transactions (shares in millions):

	2009		2008		2007
	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value
Unvested at beginning of year	28	$29.95	27	$29.01	23	$25.74
Granted	15	20.89	11	29.92	12	34.22
Vested	(8)	31.20	(7)	26.45	(6)	26.20
Forfeited	(2)	26.61	(3)	29.69	(2)	27.78

Unvested at end of year	33	25.82	28	29.95	27	29.01

RSU grants include 3.0 million shares, 2.3 million shares and 1.4 million shares of Performance RSUs in 2009, 2008 and 2007, respectively. Approximately 7.4 million shares of the unvested RSUs as of October 3, 2009 are Performance RSUs.

The weighted average grant-date fair values of options granted during 2009, 2008 and 2007 were $7.43, $8.25 and $9.27, respectively. The total intrinsic value (market value on date of exercise less exercise price) of options exercised and RSUs vested during 2009, 2008 and 2007 totaled $252 million, $529 million, and $735 million, respectively. The aggregate intrinsic values of stock options vested and expected to vest at October 3, 2009 were $306 million and $100 million, respectively.

As of October 3, 2009, there was $315 million of unrecognized compensation cost related to unvested stock options and $446 million related to unvested RSUs. That cost is expected to be recognized over a weighted-average period of 1.7 years for stock options and 1.9 years for RSUs.

Cash received from option exercises for 2009, 2008 and 2007 was $119 million, $591 million and $1.3 billion, respectively. Tax benefits realized from tax deductions associated with option exercises and RSU activity for 2009, 2008 and 2007 totaled $90 million, $183 million and $267 million, respectively.

14	Detail of Certain Balance Sheet Accounts

	October 3, 2009	September 27, 2008
Current receivables
Accounts receivable	$4,794	$5,207
Other	396	414
Allowance for doubtful accounts	(336)	(248)

	$4,854	$5,373

Other current assets
Prepaid expenses	$464	$478
Other	112	125

	$576	$603

Parks, resorts and other property, at cost
Attractions, buildings and improvements	$15,929	$15,444
Leasehold improvements	693	553
Furniture, fixtures and equipment	12,228	11,739
Land improvements	3,625	3,757

	32,475	31,493
Accumulated depreciation	(17,395)	(16,310)
Projects in progress	1,350	1,169
Land	1,167	1,180

	$17,597	$17,532

Intangible assets
Copyrights	$358	$357
Other amortizable intangible assets	296	282
Accumulated amortization	(249)	(198)

Net amortizable intangible assets	405	441
FCC licenses	713	858
Trademarks	1,109	1,109
Other indefinite lived intangible assets	20	20

	$2,247	$2,428

Other non-current assets
Receivables	$1,225	$801
Pension related assets	8	215
Prepaid expenses	136	128
Other	653	619

	$2,022	$1,763

Accounts payable and other accrued liabilities
Accounts payable	$4,002	$4,355
Payroll and employee benefits	1,259	1,376
Other	355	249

	$5,616	$5,980

Other long-term liabilities
Deferred revenues	$250	$320
Capital lease obligations	226	241
Program licenses and rights	217	223
Participation and residual liabilities	451	378
Pension and postretirement medical plan liabilities	3,069	1,157
Other (1)	1,231	1,460

	$5,444	$3,779

(1)	Includes unrecognized tax benefits.

15	Commitments and Contingencies

Commitments

The Company has various contractual commitments for broadcast rights for sports, feature films and other programming, aggregating approximately $21.2 billion, including approximately $0.9 billion for available programming as of October 3, 2009, and approximately $18.0 billion related to sports programming rights, primarily NFL, college football (including college bowl games) and basketball conferences, NBA, NASCAR, and MLB.

The Company has entered into operating leases for various real estate and equipment needs, including retail outlets and distribution centers for consumer products, broadcast equipment, and office space for general and administrative purposes. Rental expense for the operating leases during 2009, 2008, and 2007, including common-area maintenance and contingent rentals, was $615 million, $550 million, and $482 million, respectively.

The Company also has contractual commitments for the construction of two new cruise ships, creative talent and employment agreements and unrecognized tax benefits. Creative talent and employment agreements include obligations to actors, producers, sports personnel, television and radio personalities, and executives.

Contractual commitments for broadcast programming rights, future minimum lease payments under non-cancelable operating leases, and creative talent and other commitments totaled $28.1 billion at October 3, 2009, payable as follows:

	Broadcast Programming	Operating Leases	Other	Total
2010	$5,023	$421	$1,250	$6,694
2011	3,437	366	1,357	5,160
2012	3,255	318	1,147	4,720
2013	3,226	234	203	3,663
2014	2,683	180	134	2,997
Thereafter	3,583	517	741	4,841

	$21,207	$2,036	$4,832	$28,075

The Company has non-cancelable capital leases, primarily for land and broadcast equipment, which had gross carrying values of $402 million and $423 million at October 3, 2009 and September 27, 2008, respectively. Accumulated amortization related to these capital leases totaled $95 million and $114 million at October 3, 2009 and September 27, 2008, respectively. Future payments under these leases as of October 3, 2009 are as follows:

2010	$33
2011	34
2012	34
2013	32
2014	32
Thereafter	625

Total minimum obligations	$790
Less amount representing interest	(548)

Present value of net minimum obligations	242
Less current portion	(16)

Long-term portion	$226

Contractual Guarantees

The Company has guaranteed bond issuances by the Anaheim Public Authority that were used by the City of Anaheim to finance construction of infrastructure and a public parking facility adjacent to the Disneyland Resort. Revenues from sales, occupancy and property taxes from the Disneyland Resort and non-Disney hotels are used by the City of Anaheim to repay the bonds. In the event of a debt service shortfall, the Company will be responsible to fund the shortfall. As of October 3, 2009, the remaining debt service obligation guaranteed by the Company was $373 million, of which $96 million was principal. To the extent that tax revenues exceed the debt service payments in subsequent periods, the Company would be reimbursed for any previously funded shortfalls. To date, tax revenues have exceeded the debt service payments for Anaheim bonds.

ESPN STAR Sports, a joint-venture in which ESPN owns a 50% equity interest, has an agreement for global programming rights to International Cricket Council Events from 2007 through 2015. Under the terms of the agreement, ESPN and the other joint-venture partner have jointly guaranteed the programming rights obligation of approximately $0.9 billion over the remaining term of the agreement.

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

On October 19, 2006, the parties stipulated to SSI's filing its Fourth Amended Answer and Counterclaims (Fourth Amended Answer) seeking (a) to invalidate the Hunt termination notice, (b) to terminate the Company's rights vis-à-vis SSI, and (c) damages in excess of two billion dollars, among other relief. That stipulation also provided that Hunt and the Company need not respond to the Fourth Amended Answer until the conclusion of two events: the state court appeal in Stephen Slesinger, Inc. v. The Walt Disney Company, and the trial in the District Court on the validity of the Hunt termination notice. SSI then sought to withdraw both the Fourth Amended Answer and its stipulation, but on November 3, 2006, the District Court denied that request. SSI’s motion for summary judgment on the validity of Hunt’s 2002 attempt to recapture E. H. Shepard’s rights was granted on February 15, 2007, and thereafter, on March 27, 2007, the District Court dismissed as moot all claims against Hunt and three of SSI’s counterclaims against the Company related to the Company’s agreements with Milne and Hunt concerning the termination and disposition of their rights. On January 3, 2008, the California Supreme Court denied SSI’s petition for review in the state court action, whereupon on April 21, 2008, the Company moved for summary judgment on all of SSI's claims in the District Court action. On June 3, 2008, the District Court ordered further briefing on the issue of whether SSI’s misconduct in the state court action warrants dismissal of all of its claims in the District Court, and then on July 29, 2008, the District Court referred the summary judgment motion to a Special Master, who rendered a sealed recommendation on March 26, 2009. On May 19, 2009, the District Court granted the Company’s motion for summary judgment and dismissed without prejudice SSI’s four contract and fraud counterclaims and invited the parties to file summary judgment motions on the remaining infringement and unfair competition claims. On September 25, 2009, the District Court granted the Company’s motion for summary judgment on SSI’s remaining claims and on October 21, 2009, SSI and the Company filed applications for attorneys’ fees. On November 5, 2009, SSI appealed from the District Court’s judgment to the Court of Appeals for the Ninth Circuit.

Relatedly, on December 4, 2006, August 22, 2007, February 8, April 18, August 27 and October 31, 2008, and February 17, July 27, and November 17, 2009, SSI initiated proceedings in the United States Patent and Trademark Office (PTO) seeking cancellation of certain Winnie the Pooh trademark registrations and opposing applications for other Winnie the Pooh trademarks. Prior to July 27, the PTO had already suspended the then-pending proceedings on the grounds that the relief sought is effectively duplicative of that sought in the Fourth Amended Answer. On October 8, 2009, the Company advised the PTO of the District Court’s grant of summary judgment against SSI, and requested dismissal of all of SSI’s pending proceedings. Also, on April 18, October 16 and October 27, 2008 and July 28, 2009, SSI initiated actions before the Canadian Intellectual Property Office (“CIPO”) opposing applications for certain Winnie the Pooh trademarks. On September 4, 2008, and February 12 and March 10, 2009, the Company filed answers to the actions before the CIPO, denying SSI’s claims.

The Company, together with, in some instances, certain of its directors and officers, is a defendant or codefendant in various other legal actions involving copyright, breach of contract and various other claims incident to the conduct of its businesses. Management does not expect the Company to suffer any material liability by reason of such actions.

16	Fair Value Measurement

In September 2006, the FASB issued guidance on fair value measurements which provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. This guidance also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings.

The Company adopted the guidance at the beginning of fiscal 2009 for fair value measurements of financial assets and liabilities and fair value measurements of non-financial assets and liabilities made on a recurring basis. In February 2008, the FASB updated the guidance, which delays the effective date for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until the Company’s 2010 fiscal year. The Company does not expect the adoption of the guidance for nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities will have a material impact on its financial statements.

Fair value is defined as the amount that would be received for selling an asset or paid to transfer a liability in an orderly transaction between market participants and requires that assets and liabilities carried at fair value be classified and disclosed in the following three categories:

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

	Fair Value Measurements at October 3, 2009
Description	Level 1	Level 2	Level 3	Total
Assets
Investments	$8	$68	$2	$78
Derivatives (1)	—	549	—	549
Residual Interests	—	—	64	64
Liabilities
Derivatives (1)	—	(297)	—	(297)
Other	—	—	(13)	(13)

Total	$8	$320	$53	$381

(1)

The Company enters into master netting arrangements by counterparty with respect to certain derivative contracts. Contracts in a liability position totaling $170 million have been netted against contracts in an asset position in the Condensed Consolidated Balance Sheet.

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

Level 3 residual interests consist of our residual interests in securitized vacation ownership mortgage receivables and are valued using a discounted cash flow model that considers estimated interest rates, discount rates, prepayment, and defaults. There were no material changes in the residual interests in fiscal 2009.

Fair Value of Financial Instruments

In addition to the financial instruments listed above, the Company’s financial instruments also include cash, cash equivalents, receivables, accounts payable and borrowings.

The fair values of cash and cash equivalents, receivables and accounts payable approximated the carrying values. The estimated year end fair values of other financial instruments subject to fair value disclosures, determined based on broker quotes or quoted market prices or interest rates for the same or similar instruments and the related carrying amounts are as follows:

	2009		2008
Asset/(Liability)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Investments	$78	$78	$74	$74
Borrowings	(12,701)	(12,643)	(14,639)	(14,848)
Derivative contracts	252	252	224	224

Transfers of Financial Assets

In December 2008, the FASB issued guidance to expand disclosure about transfers of financial assets.

Through December 4, 2008, the Company sold mortgage receivables arising from the sales of its vacation ownership units under a facility that expired on December 4, 2008 and was not renewed. The Company sold $17 million and $147 million of mortgage receivables during the years ended October 3, 2009, and September 27, 2008, respectively, which resulted in gains totaling $4 million and $32 million for fiscal 2009 and fiscal 2008, respectively.

The Company continues to service the sold receivables and has a residual interest in those receivables. As of October 3, 2009, the outstanding principal amount for sold mortgage receivables was $399 million and the carrying value of the Company’s residual interest, which is recorded in other long-term assets, was $64 million.

The Company repurchases defaulted mortgage receivables at their outstanding balance. The Company did not make material repurchases in the years ended October 3, 2009 or September 27, 2008. The Company generally has been able to sell the repurchased vacation ownership units for amounts that exceed the amounts at which they were repurchased.

The Company also provides credit support for the outstanding balance of the sold mortgage receivables which the mortgage receivable acquirer may draw on in the event of losses under the facility. During fiscal 2009, the Company amended certain terms of its agreement with the mortgage receivable acquirer including a provision for the Company to provide support for up to 70% of the outstanding balance of sold mortgage receivables. The Company maintains a reserve for estimated credit losses related to these receivables.

Credit Concentrations

The Company continually monitors its positions with, and the credit quality of, the financial institutions that are counterparties to its financial instruments and does not anticipate nonperformance by the counterparties. In 2008, Lehman Brothers Commercial Corporation defaulted on a $91 million trade settlement. The Company is pursuing collection of this amount, but has fully reserved the amount.

The Company does not expect that it would realize a material loss, based on the fair value of its derivative financial instruments as of October 3, 2009, in the event of nonperformance by any single derivative counterparty. The Company enters into transactions only with derivative counterparties that have a credit rating of A- or better. The Company’s current policy regarding agreements with derivative counterparties is generally to require collateral in the event credit ratings fall below A- or in the event aggregate exposures exceed limits as defined by contract. In addition, the Company limits the amount of investment credit exposure with any one institution.

The Company does not have material cash and cash equivalent balances with financial institutions that have a credit rating of less than A-. As of October 3, 2009, the Company’s balances that exceeded 10% of cash and cash equivalents with individual financial institutions were 38% compared to 63% as of September 27, 2008.

The Company’s trade receivables and financial investments do not represent a significant concentration of credit risk at October 3, 2009 due to the wide variety of customers and markets into which the Company’s products are sold, their dispersion across geographic areas, and the diversification of the Company’s portfolio among issuers.

17	Derivative Instruments

The Company manages its exposure to various risks relating to its ongoing business operations according to a risk management policy. The primary risks managed with derivative instruments are interest rate risk and foreign exchange risk.

The following table summarizes the gross fair value of the Company’s derivative positions as of October 3, 2009:

	Current Assets	Other Assets	Other Accrued Liabilities	Other Long- Term Liabilities
Derivatives designated as hedges	$88	297	$(115)	(55)
Derivatives not designated as hedges	37	127	(72)	(55)

Gross fair value of derivatives	125	424	(187)	(110)
Counterparty netting	(98)	(72)	103	67

Total Derivatives (1)	$27	352	$(84)	(43)

(1)	Refer to Note 16 for further information on derivative fair values and counterparty netting.

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

The Company designates pay-floating interest rate swaps as fair value hedges of fixed-rate borrowings effectively converting fixed-rate borrowings to variable rate borrowings indexed to LIBOR. As of October 3, 2009 and September 27, 2008, the total notional amount of the Company’s pay-floating interest rate swaps was $1.6 billion. During fiscal 2009 and fiscal 2008, $105 million and $68 million in gains, respectively, from mark to market adjustments on pay-floating swaps and an offsetting $105 million and $68 million in losses, respectively, from mark to market adjustments on hedged borrowings were included in net interest expense in the Consolidated Statements of Income, respectively.

The Company designates pay-fixed interest rate swaps as cash flow hedges of interest payments on floating-rate borrowings. Pay-fixed swaps effectively convert floating rate borrowings to fixed-rate borrowings. The unrealized gains or losses from these cash flow hedges are deferred in accumulated other comprehensive income (AOCI) and recognized as the interest payments occur. The notional amount of these contracts at October 3, 2009 and September 27, 2008 and the gains or losses recognized in income for the years then ended were not material.

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

The Company designates foreign exchange forward and option contracts as cash flow hedges of firmly committed and forecasted foreign currency transactions. As of October 3, 2009 and September 27, 2008, the total notional amount of the Company’s net foreign exchange cash flow hedges was $2.8 billion and $2.3 billion, respectively. Mark to market gains and losses on these contracts are deferred in AOCI and are recognized in earnings when the hedged transactions occur, offsetting changes in the value of the foreign currency transactions. The Company recognized gains of $81 million and losses of $12 million in AOCI on foreign exchange contracts designated as cash flow hedges for the years ended October 3, 2009 and September 27, 2008, respectively. Gains of $183 million and losses of $200 million were reclassified from AOCI into revenue and costs and expenses for fiscal 2009 and fiscal 2008, respectively. Gains and losses recognized related to ineffectiveness for the years ended October 3, 2009 and September 27, 2008 were not material. Deferred losses recorded in AOCI for contracts that will mature in the next twelve months totaled $32 million.

Foreign exchange risk management contracts with respect to foreign currency assets and liabilities are not designated as hedges and do not qualify for hedge accounting. The notional amount of these foreign exchange contracts at October 3, 2009 was $2.1 billion. For the year ended October 3, 2009, the Company recognized a net gain of $140 million in costs and expenses on these foreign exchange contracts which generally offset the recognition of the related economic exposures.

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

The notional amount of these contracts at October 3, 2009 and September 27, 2008 was $253 million and $266 million, respectively. The gains or losses recognized in income for fiscal 2009 and fiscal 2008 were not material.

Contingent Features

The Company’s derivative financial instruments may require the Company to post collateral in the event that a net liability position with a counterparty exceeds limits defined by contract and varying with Disney’s credit rating. If the Company’s credit ratings were to fall below investment grade, certain counterparties would have the right to terminate our derivative contracts, which could lead to a net payment to or from the Company for the aggregate net value by counterparty of our derivative contracts. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position by counterparty on October 3, 2009 was not material.

18	Restructuring and Impairment Charges

The Company recorded charges totaling $492 million during fiscal 2009 which included impairment charges of $279 million and restructuring costs of $213 million. The most significant of the impairment charges was $142 million related to FCC radio licenses and $65 million related to our investment in UTV Group. The Company recognized restructuring costs for severance and other related costs as a result of various ongoing organizational and cost structure initiatives across our businesses based primarily on our existing severance plans or statutory requirements. Restructuring and impairment charges for fiscal years 2008 and 2007 consisted of impairment charges of $39 million and $26 million, respectively, related to FCC radio licenses.

QUARTERLY FINANCIAL SUMMARY

(In millions, except per share data)

(unaudited)	Q1	Q2	Q3	Q4
2009 (1)(2)(3)(4)
Revenues	$9,599	$8,087	$8,596	$9,867
Net income	845	613	954	895
Earnings per share:
Diluted	$0.45	$0.33	$0.51	$0.47
Basic	0.46	0.33	0.51	0.48

2008 (1)(2)
Revenues	$10,452	$8,710	$9,236	$9,445
Net income	1,250	1,133	1,284	760
Earnings per share:
Diluted	$0.63	$0.58	$0.66	$0.40
Basic	0.66	0.60	0.68	0.41

(1)

Results for the fourth quarter of fiscal 2009 include a non-cash gain in connection with the merger of Lifetime Entertainment Services and A&E Television Networks ($0.07 per diluted share) and restructuring and impairment charges ($0.06 per diluted share). The fourth quarter of fiscal 2008 included a bad debt charge for a receivable from Lehman Brothers ($0.03 per diluted share) and an impairment charge ($0.01 per diluted share).

(2)

Results for the third quarter of fiscal 2009 include restructuring and impairment charges ($0.01 per diluted share). The third quarter of fiscal 2008 included an accounting gain related to the acquisition of the Disney Stores North America and a gain on the sale of movies.com (together $0.01 per diluted share) and favorable resolutions of certain prior-year income tax matters ($0.03 per diluted share)

(3)	Results for the second quarter of fiscal 2009 include restructuring and impairment charges ($0.11 per diluted share)

(4)	Results for the first quarter of fiscal 2009 include a gain on the sale of our investment in two pay television services in Latin America ($0.04 per diluted share).