Form 10-Q
period 2010-01-02
WALT DISNEY CO/
filed 2010-02-09
CIK 1001039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 2, 2010	Commission File Number 1-11605

Incorporated in Delaware	I.R.S. Employer Identification
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

Yes             No          X

There were 1,939,515,471 shares of common stock outstanding as of February 5, 2010.

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

THE WALT DISNEY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited; in millions, except per share data)

	Quarter Ended
	January 2, 2010	December 27, 2008

Revenues	$9,739	$9,599

Costs and expenses	(8,325)	(8,382)

Restructuring and impairment charges	(105)	—

Other income	27	114

Net interest expense	(103)	(139)

Equity in the income of investees	89	147

Income before income taxes	1,322	1,339

Income taxes	(478)	(488)

Net income	844	851

Less: Net income attributable to noncontrolling interests	—	(6)

Net income attributable to The Walt Disney Company (Disney)	$844	$845

Earnings per share attributable to Disney:
Diluted	$0.44	$0.45

Basic	$0.45	$0.46

Weighted average number of common and common equivalent shares outstanding:
Diluted	1,903	1,872

Basic	1,867	1,852

See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited; in millions, except per share data)

	January 2, 2010	October 3, 2009
ASSETS
Current assets
Cash and cash equivalents	$3,204	$3,417
Receivables	5,972	4,854
Inventories	1,196	1,271
Television costs	837	631
Deferred income taxes	1,170	1,140
Other current assets	566	576

Total current assets	12,945	11,889
Film and television costs	5,246	5,125
Investments	2,578	2,554
Parks, resorts and other property, at cost
Attractions, buildings and equipment	32,562	32,475
Accumulated depreciation	(17,718)	(17,395)

	14,844	15,080
Projects in progress	1,425	1,350
Land	1,165	1,167

Parks, resorts and other property, net	17,434	17,597

Intangible assets, net	5,371	2,247
Goodwill	23,794	21,683
Other assets	1,946	2,022

Total assets	$69,314	$63,117

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and other accrued liabilities	$6,684	$5,616
Current portion of borrowings	2,642	1,206
Unearned royalties and other advances	2,341	2,112

Total current liabilities	11,667	8,934

Borrowings	11,189	11,495
Deferred income taxes	2,958	1,819
Other long-term liabilities	5,542	5,444
Commitments and contingencies
Disney Shareholders’ equity
Preferred stock, $.01 par value
Authorized – 100 million shares, Issued – none	—	—
Common stock, $.01 par value
Authorized – 3.6 billion shares, Issued – 2.6 billion shares	27,571	27,038
Retained earnings	31,225	31,033
Accumulated other comprehensive loss	(1,597)	(1,644)

	57,199	56,427
Treasury stock, at cost, 724.1 million shares at January 2, 2010 and 781.7 million shares at October 3, 2009	(21,019)	(22,693)

Total Disney Shareholders’ equity	36,180	33,734
Noncontrolling interests	1,778	1,691

Total equity	37,958	35,425

Total liabilities and equity	$69,314	$63,117

See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in millions)

	Quarter Ended
	January 2, 2010	December 27, 2008
OPERATING ACTIVITIES
Net income	$844	$851
Depreciation and amortization	423	396
Gain on sale of equity investment	(27)	(114)
Deferred income taxes	(6)	(24)
Equity in the income of investees	(89)	(147)
Cash distributions received from equity investees	92	87
Net change in film and television costs	36	(245)
Equity-based compensation	135	114
Impairment charges	39	—
Other	(70)	31
Changes in operating assets and liabilities:
Receivables	(1,100)	(779)
Inventories	87	(18)
Other assets	102	16
Accounts payable and other accrued liabilities	56	(325)
Income taxes	393	419

Cash provided by operations	915	262

INVESTING ACTIVITIES
Investments in parks, resorts and other property	(307)	(291)
Proceeds from sale of equity investments	37	185
Acquisitions	(2,254)	(145)
Other	(16)	3

Cash used in investing activities	(2,540)	(248)

FINANCING ACTIVITIES
Commercial paper borrowings, net	1,297	687
Borrowings	—	1,096
Reduction of borrowings	(79)	(579)
Repurchases of common stock	(25)	(104)
Other	219	(320)

Cash provided by financing activities	1,412	780

(Decrease)/increase in cash and cash equivalents	(213)	794
Cash and cash equivalents, beginning of period	3,417	3,001

Cash and cash equivalents, end of period	$3,204	$3,795

See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(unaudited; in millions)

	Quarter Ended January 2, 2010			Quarter Ended December 27, 2008
	Disney Shareholders	Non- controlling Interests	Total Equity	Disney Shareholders	Non- controlling Interests	Total Equity

Beginning Balance	$33,734	$1,691	$35,425	$32,323	$1,344	$33,667

Net income	844	—	844	845	6	851

Other comprehensive income:
Market value adjustments for hedges and investments	16	—	16	91	—	91
Pension and postretirement medical adjustments	27	—	27	(1)	—	(1)
Foreign currency translation and other	4	(3)	1	(32)	(4)	(36)

Other comprehensive income	47	(3)	44	58	(4)	54

Comprehensive income	891	(3)	888	903	2	905

Equity compensation activity	344	—	344	115	—	115

Dividends	(653)	—	(653)	(648)	—	(648)

Common stock repurchases	(25)	—	(25)	(104)	—	(104)

Acquisition of Jetix	—	—	—	—	(84)	(84)

Acquisition of Marvel	1,887	83	1,970	—	—	—

Adoption of new pension and postretirement medical plan measurement date (net of tax of $37 million)	—	—	—	65	—	65

Other	2	7	9	1	(2)	(1)

Ending Balance	$36,180	$1,778	$37,958	$32,655	$1,260	$33,915

See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

1.	Principles of Consolidation

These Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, we believe that we have included normal recurring adjustments necessary for a fair statement of the results for the interim period. Operating results for the quarter ended January 2, 2010 are not necessarily indicative of the results that may be expected for the year ending October 2, 2010. Certain reclassifications have been made in the prior year financial statements to conform to the current year presentation.

The Company evaluated subsequent events through February 9, 2010. These financial statements should be read in conjunction with the financial statements included in the Company’s 2009 Annual Report on Form 10-K.

In December 1999, DVD Financing, Inc. (DFI), a subsidiary of Disney Vacation Development, Inc. and an indirect subsidiary of the Company, completed a receivables sale transaction that established a facility that permitted DFI to sell receivables arising from the sale of vacation club memberships on a periodic basis. In connection with this facility, DFI prepares separate financial statements, although its separate assets and liabilities are also consolidated in these financial statements. DFI’s ability to sell new receivables under this facility ended on December 4, 2008. (See Note 13 for further discussion of this facility)

The terms “Company,” “we,” “us,” and “our” are used in this report to refer collectively to the parent company and the subsidiaries through which our various businesses are actually conducted.

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

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

	Quarter Ended
	January 2, 2010	December 27, 2008
Revenues (1):
Media Networks	$4,175	$3,903
Parks and Resorts	2,662	2,665
Studio Entertainment	1,935	1,945
Consumer Products	746	773
Interactive Media	221	313

	$9,739	$9,599

Segment operating income (loss) (1):
Media Networks	$724	$655
Parks and Resorts	375	382
Studio Entertainment	243	187
Consumer Products	243	265
Interactive Media	(10)	(45)

	$1,575	$1,444

(1)

Studio Entertainment segment revenues and operating income include an allocation of Consumer Products and Interactive Media revenues, which is meant to reflect royalties on sales of merchandise based on certain Studio film properties. The increases/(decreases) related to these allocations on segment revenues and operating income as reported in the above table are as follows:

	Quarter Ended
	January 2, 2010	December 27, 2008
Studio Entertainment	$40	$52
Consumer Products	(38)	(43)
Interactive Media	(2)	(9)

	$—	$—

A reconciliation of segment operating income to income before income taxes is as follows:

	Quarter Ended
	January 2, 2010	December 27, 2008
Segment operating income	$1,575	$1,444
Corporate and unallocated shared expenses	(72)	(80)
Restructuring and impairment charges	(105)	—
Other income	27	114
Net interest expense	(103)	(139)

Income before income taxes	$1,322	$1,339

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

3.	Acquisitions

Marvel

On December 31, 2009 (the “Closing Date”), the Company completed a cash and stock acquisition for the outstanding capital stock of Marvel Entertainment, Inc. (“Marvel”), a character-based entertainment company. Disney believes that this acquisition is consistent with the company’s strategic value creation through utilization of intellectual properties across Disney’s multiple platforms and territories.

The acquisition purchase price totaled $4.2 billion. In accordance with the terms of the acquisition, Marvel shareholders received $30 per share in cash and 0.7452 Disney shares for each Marvel share they owned. In total, the Company paid $2.4 billion in cash and distributed shares valued at $1.9 billion (approximately 59 million shares of Disney common stock at a price of $32.25).

The Company is required to allocate the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values. The excess of the purchase price over those fair values is recorded as goodwill. The Company is in the process of finalizing the valuation of the assets acquired and liabilities assumed and therefore, the fair values set forth below are subject to adjustment once the valuations are completed.

The following table summarizes our initial allocation of the purchase price:

Estimated Fair Value
Cash and cash equivalents	$105
Accounts receivable and other assets	141
Film costs	269
Intangible assets	3,140
Goodwill	2,115

Total assets acquired	5,770

Accounts payable and other liabilities	(325)
Deferred income taxes	(1,121)

Total liabilities assumed	(1,446)

Noncontrolling interests	(83)

$4,241

Intangible assets primarily consist of character-based intellectual property with an estimated useful life of approximately 40 years.

The goodwill reflects the value to Disney from leveraging Marvel intellectual property across our distribution channels, taking advantage of Disney’s established global reach. The goodwill recorded as part of this acquisition is not amortizable for tax purposes.

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

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

UTV

On May 9, 2008, the Company acquired a 24% interest (bringing its undiluted interest to 37%) in UTV Software Communications Limited (UTV), a media company headquartered and publicly traded in India, for approximately $197 million. In accordance with Indian securities regulations, the Company was required to make an open tender offer to purchase up to an additional 23% of UTV’s publicly traded voting shares for a price equivalent to the May 9th, 2008 Indian rupee purchase price. In November 2008, the Company completed the open offer and acquired an incremental 23% of UTV’s voting shares for approximately $138 million bringing its undiluted interest to 60%. Due to the change in the exchange rate between the US dollar and the Indian rupee from May to November, the US dollar price per share was lower in November than in May. UTV’s founder has a four-year option which expires in November 2012 to buy all or a portion of the shares acquired by the Company during the open-offer period at a price no less than the Company’s open-offer price. If the trading price upon exercise of the option exceeds the price paid by the Company, then the option price is capped at the Company’s open-offer price plus a 10% annual return. The Company does not have the right to vote the shares subject to the option until the expiration of the option and accordingly the Company’s ownership interest in voting shares is 48%. In addition to the acquisition of UTV, on August 5, 2008, the Company invested $28 million in a UTV subsidiary, UTV Global Broadcasting Limited (along with UTV, the “UTV Group”). The Company’s investment in the UTV Group is accounted for under the equity method.

In fiscal 2009, the Company recorded non-cash impairment charges totaling $65 million, based on the Company’s internal valuation of the UTV business, which was estimated using a discounted cash flow model. The Company’s carrying value of its investment in the UTV Group of $296 million continues to exceed the current trading value, and, accordingly, the Company will continue to monitor its investment in the UTV Group.

In January 2010, UTV issued additional stock in exchange for the outstanding noncontrolling interest of one of its subsidiaries diluting the Company’s direct interest in UTV to 50% (39% voting interest) while increasing the indirect interest in the subsidiary. In addition, UTV has recently announced that it is considering raising additional capital which could consist of equity shares of UTV stock, debentures or foreign currency convertible bonds. If UTV issued additional shares, depending upon the price of the issuance, an incremental impairment of our investment in the UTV Group could be required.

Goodwill

The changes in the carrying amount of goodwill for the quarter ended January 2, 2010 are as follow:

	Media Networks	Parks and Resorts	Studio Entertainment	Consumer Products	Interactive Media	Unallocated	Total
Goodwill	$15,744	$172	$4,737	$422	$637	$—	$21,712
Accumulated Impairments	—	—	—	—	(29)	—	(29)

Balance at Oct. 3, 2009	15,744	172	4,737	422	608	—	21,683
Acquisition	—	—	—	—	—	2,115	2,115
Other, net	2	—	(6)	—	—	—	(4)

Balance at Jan. 2, 2010	$15,746	$172	$4,731	$422	$608	$2,115	$23,794

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

During the quarter ended January 2, 2010, the Company completed the acquisition of Marvel resulting in $2,115 million of goodwill. The Company is in the process of allocating the goodwill to its operating segments. See discussion above on the Marvel acquisition.

Intangibles

The Company’s intangible assets are as follows:

	January 2, 2010	October 3, 2009
Copyrights and other character intangibles	$3,381	$358
Other amortizable intangible assets	296	296
Accumulated amortization	(262)	(249)

Net amortizable intangible assets	3,415	405

FCC licenses	717	713
Trademarks	1,219	1,109
Other indefinite lived intangible assets	20	20

Total intangible assets	$5,371	$2,247

Amortization expense was $13 million and $13 million for the quarters ended January 2, 2010 and December 27, 2008, respectively. As a result of the acquisition of Marvel, amortizable intangible assets increased by $3.0 billion. The Company expects its aggregate annual amortization expense for existing amortizable intangible assets for each fiscal year, 2010 through 2014, to be as follows:

2010	2011	2012	2013	2014
$ 106	$ 120	$ 117	$ 109	$ 106

Amortizable intangible assets are generally amortized on a straight-line basis over 40 years. The costs to periodically renew our intangible assets are expensed as incurred. The Company has determined that there are currently no legal, competitive, economic or other factors that limit the useful life of our FCC licenses and trademarks.

4.	Dispositions and Other Income

On November 25, 2009, the Company sold its investment in a television service in Europe for $37 million, resulting in a pre-tax gain of $27 million which is reported in “Other income” in the Condensed Consolidated Statements of Income.

On December 22, 2008, the Company sold its investment in two pay television services in Latin America, for approximately $185 million, resulting in a pre-tax gain of $114 million reported in “Other income” in the Condensed Consolidated Statements of Income.

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

5.	Borrowings

During the quarter ended January 2, 2010, the Company’s borrowing activity was as follows:

	October 3, 2009	Additions	Payments	Other Activity	January 2, 2010
Commercial paper borrowings	$—	$1,297	$—	$—	$1,297
U.S. medium-term notes	7,618	—	—	1	7,619
European medium-term notes	347	—	—	(7)	340
Other foreign currency denominated debt	904	—	—	(11)	893
Capital Cities/ABC debt	116	—	—	—	116
Film financing	350	—	(46)	5	309
Other (1)	498	—	—	(48)	450
Euro Disney borrowings	2,344	—	(33)	(24)	2,287
Hong Kong Disneyland borrowings	524	—	—	(4)	520

Total	$12,701	$1,297	$(79)	$(88)	$13,831

(1)	The other activity is primarily market value adjustments for debt with qualifying hedges

6.	Euro Disney and Hong Kong Disneyland

The Company has a 51% effective ownership interest in the operations of Euro Disney and a 47% ownership interest in the operations of Hong Kong Disneyland which are both consolidated in the Company’s financial statements.

The following table presents a condensed consolidating balance sheet for the Company as of January 2, 2010, reflecting the impact of consolidating the balance sheets of Euro Disney and Hong Kong Disneyland.

	Before Euro Disney and Hong Kong Disneyland Consolidation	Euro Disney, Hong Kong Disneyland and Adjustments	Total
Cash and cash equivalents	$2,677	$527	$3,204
Other current assets	9,500	241	9,741

Total current assets	12,177	768	12,945
Investments	3,586	(1,008)	2,578
Fixed assets	13,013	4,421	17,434
Other assets	36,294	63	36,357

Total assets	$65,070	$4,244	$69,314

Current portion of borrowings	$2,513	$129	$2,642
Other current liabilities	8,551	474	9,025

Total current liabilities	11,064	603	11,667
Borrowings	8,511	2,678	11,189
Deferred income taxes and other long-term liabilities	8,328	172	8,500
Equity	37,167	791	37,958

Total liabilities and equity	$65,070	$4,244	$69,314

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

The following table presents a condensed consolidating income statement of the Company for the quarter ended January 2, 2010, reflecting the impact of consolidating the income statements of Euro Disney and Hong Kong Disneyland.

	Before Euro Disney and Hong Kong Disneyland Consolidation	Euro Disney, Hong Kong Disneyland and Adjustments	Total
Revenues	$9,212	$527	$9,739
Cost and expenses	(7,801)	(524)	(8,325)
Restructuring and impairment charges	(105)	—	(105)
Other income	27	—	27
Net interest expense	(73)	(30)	(103)
Equity in the income of investees	76	13	89

Income before income taxes	1,336	(14)	1,322
Income taxes	(478)	—	(478)

Net income	$858	$(14)	$844

The following table presents a condensed consolidating cash flow statement of the Company for the quarter ended January 2, 2010, reflecting the impact of consolidating the cash flow statements of Euro Disney and Hong Kong Disneyland.

	Before Euro Disney and Hong Kong Disneyland Consolidation	Euro Disney, Hong Kong Disneyland and Adjustments	Total
Cash provided (used) by operations	$931	$(16)	$915
Investments in parks, resorts and other property	(271)	(36)	(307)
Other investing activities	(2,239)	6	(2,233)
Cash provided (used) by financing activities	1,445	(33)	1,412

Increase / (decrease) in cash and cash equivalents	(134)	(79)	(213)
Cash and cash equivalents, beginning of period	2,811	606	3,417

Cash and cash equivalents, end of period	$2,677	$527	$3,204

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

7.	Pension and Other Benefit Programs

The components of net periodic benefit cost for the quarters ended January 2, 2010 and December 27, 2008 are as follows:

	Pension Plans		Postretirement Medical Plans
	January 2, 2010	December 27, 2008	January 2, 2010	December 27, 2008
Service cost	$66	$42	$5	$4
Interest cost	99	90	17	18
Expected return on plan assets	(104)	(93)	(6)	(6)
Amortization of prior year service costs	3	3	—	(1)
Recognized net actuarial (gain) loss	39	(2)	2	(2)

Net periodic benefit cost	$103	$40	$18	$13

During the quarter ended January 2, 2010, the Company did not make any material contributions to its pension and postretirement medical plans. The Company expects pension and postretirement medical plan contributions in fiscal 2010 to range from $350 million to $450 million including discretionary contributions above the minimum requirements. Final minimum funding requirements for fiscal 2010 will be determined based on our January 1, 2010 funding actuarial valuation which will be available late in fiscal 2010.

8.	Earnings Per Share

Diluted earnings per share amounts are based upon the weighted average number of common and common equivalent shares outstanding during the period and are calculated using the treasury stock method for equity-based compensation awards. Options excluded from the diluted earnings per share calculation as they were anti-dilutive were 74 million and 138 million shares for the quarters ended January 2, 2010 and December 27, 2008, respectively. A reconciliation of the weighted average number of common and common equivalent shares outstanding is as follows:

	Quarter Ended
	January 2, 2010	December 27, 2008
Shares (in millions):
Weighted average number of common shares outstanding (basic)	1,867	1,852
Weighted average dilutive impact of equity-based compensation awards	36	20

Weighted average number of common and common equivalent shares outstanding (diluted)	1,903	1,872

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

9.	Equity

On December 2, 2009, the Company declared a $653 million dividend ($0.35 per share) related to fiscal 2009 for shareholders of record on December 14, 2009, which was paid on January 19, 2010. On December 3, 2008, the Company declared a $648 million dividend ($0.35 per share) related to fiscal 2008 for shareholders of record on December 15, 2008, which was paid on January 20, 2009.

During the quarter ended January 2, 2010, the Company repurchased approximately 1 million shares for $25 million. As of January 2, 2010, the Company had remaining authorization in place to repurchase approximately 178 million additional shares. The repurchase program does not have an expiration date.

The Company also has 1.0 billion shares of Internet Group Stock at $.01 par value authorized. No shares are issued or outstanding.

Accumulated other comprehensive income (loss), net of tax, is as follows:

	January 2, 2010	October 3, 2009
Market value adjustments for investments and hedges	$34	$18
Foreign currency translation and other	109	105
Unrecognized pension and postretirement medical expense	(1,740)	(1,767)

Accumulated other comprehensive income (loss) (1)	$(1,597)	$(1,644)

(1)	Accumulated other comprehensive income (loss) and components of other comprehensive income (loss) are recorded net of tax using a 37% estimated statutory tax rate

10.	Equity-Based Compensation

The amount of compensation expense related to stock options and restricted stock units (RSUs) is as follows:

	Quarter Ended
	January 2, 2010	December 27, 2008
Stock options	$67	$62
RSUs	68	52

Total equity-based compensation expense	$135	$114

Unrecognized compensation cost related to unvested stock options and RSUs totaled approximately $262 million and $374 million, respectively, as of January 2, 2010.

In January 2010, the Company made stock compensation grants, which included its regular annual grant, consisting of 11.5 million stock options and 13.4 million RSUs, of which 0.4 million RSUs included market and/or performance conditions.

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

The weighted average grant date fair values of options issued during the quarters ended January 2, 2010, and December 27, 2008, were $8.00 and $7.80, respectively.

11.	Commitments and Contingencies

Legal Matters

The Company, together with, in some instances, certain of its directors and officers, is a defendant or codefendant in various legal actions involving copyright, breach of contract and various other claims incident to the conduct of its businesses. Management does not expect the Company to suffer any material liability by reason of such actions.

Contractual Guarantees

The Company has guaranteed bond issuances by the Anaheim Public Authority that were used by the City of Anaheim to finance construction of infrastructure and a public parking facility adjacent to the Disneyland Resort. Revenues from sales, occupancy and property taxes from the Disneyland Resort and non-Disney hotels are used by the City of Anaheim to repay the bonds. In the event of a debt service shortfall, the Company will be responsible to fund the shortfall. As of January 2, 2010, the remaining debt service obligation guaranteed by the Company was $373 million, of which $192 million was principal. To the extent that tax revenues exceed the debt service payments in subsequent periods, the Company would be reimbursed for any previously funded shortfalls. To date, tax revenues have exceeded the debt service payments for Anaheim bonds.

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

Income Taxes

The Company has a number of refund claims pending before various state taxing authorities. During the next 12 months it is reasonably possible that some portion of these claims will be settled and that our unrecognized tax benefits may change for fiscal year 2000 through fiscal year 2007 by approximately $55 million to $75 million.

12.	New Accounting Pronouncements

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

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

Variable Interest Entities

In June 2009, the FASB issued guidance to revise the approach to determine when a variable interest entity (VIE) should be consolidated. The new consolidation model for VIEs considers whether the Company has the power to direct the activities that most significantly impact the VIE’s economic performance and shares in the significant risks and rewards of the entity. The guidance on VIE’s requires companies to continually reassess VIEs to determine if consolidation is appropriate and provide additional disclosures. The guidance is effective for the Company’s 2011 fiscal year. The Company is assessing the potential effect this guidance will have on its financial statements.

Collaborative Arrangements

In December 2007, the FASB issued guidance that defines collaborative arrangements and establishes accounting and reporting requirements for such arrangements. A collaborative arrangement is a contractual arrangement that involves a joint operating activity, for example an agreement to co-produce and distribute a motion picture with another studio. The Company adopted the provisions of this collaborative arrangement guidance at the beginning of fiscal year 2010. The adoption did not have a material impact on the Company’s financial statements.

Business Combinations

In December 2007, the FASB issued guidance that establishes principles and requirements for determining how a company recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration, and certain acquired contingencies. The guidance on business combinations also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized. The Company adopted the provisions of this business combination guidance and applied the guidance prospectively beginning fiscal year 2010.

Noncontrolling Interests

In December 2007, the FASB issued guidance on the accounting and reporting for a noncontrolling interest in a subsidiary which requires that noncontrolling interests be reported as a separate component of shareholders’ equity and that net income attributable to the noncontrolling interests and net income attributable to the shareholders of the Company be presented separately in the consolidated statement of income. The Company adopted the provisions of this noncontrolling interest guidance at the beginning of fiscal year 2010.

13.	Fair Value Measurements

Fair value is defined as the amount that would be received for selling an asset or paid to transfer a liability in an orderly transaction between market participants. Assets and liabilities carried at fair value are classified in the following categories:

•	Level 1 – Quoted prices for identical instruments in active markets

•

Level 2 – Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

•	Level 3 – Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable

The Company’s assets and liabilities measured at gross fair value on a recurring basis as of January 2, 2010 are summarized by level in the following table:

	Level 1	Level 2	Level 3	Total
Assets
Investments	$11	$68	$2	$81
Derivatives (1)	—	480	—	480
Residual Interests			56	56
Liabilities
Derivatives (1)	—	(213)	—	(213)
Other	—	—	(13)	(13)

Total	$11	$335	$45	$391

(1)

The Company has a master netting arrangement by counterparty with respect to certain derivative contracts. Contracts in a liability position totaling $153 million have been netted against contracts in an asset position in the Condensed Consolidated Balance Sheet

The fair value of Level 2 investments are primarily determined by reference to market prices based on recent trading activity and other relevant information including pricing for similar securities as determined by third-party pricing services.

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

Level 3 residual interests consist of our residual interests in securitized vacation ownership mortgage receivables and are valued using a discounted cash flow model that considers estimated interest rates, discount rates, prepayment, and defaults. There were no material changes in the residual interests in the first quarter of fiscal 2010.

Transfers of Financial Assets

Through December 4, 2008, the Company sold mortgage receivables arising from the sales of its vacation ownership units under a facility that expired on December 4, 2008 and was not renewed. The Company sold $17 million of mortgage receivables during the three months ended December 27, 2008 which resulted in immaterial gains.

The Company continues to service the sold receivables and has a residual interest in those receivables. As of January 2, 2010, the outstanding principal amount for sold mortgage receivables was $377 million, and the carrying value of the Company’s residual interest, which is recorded in other long-term assets, was $56 million.

The Company repurchases defaulted mortgage receivables at their outstanding balance. The Company did not make material repurchases in the quarters ended January 2, 2010 or December 27, 2008. The Company generally has been able to sell the repurchased vacation ownership units for amounts that exceed the amounts at which they were repurchased.

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

The Company also provides credit support for up to 70% of the outstanding balance of the sold mortgage receivables which the mortgage receivable acquirer may draw on in the event of losses under the facility. The Company maintains a reserve for estimated credit losses related to these receivables.

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

The fair values of cash and cash equivalents, receivables and accounts payable approximated the carrying values. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on broker quotes or quoted market prices or interest rates for the same or similar instruments and the related carrying amounts are as follows:

	January 2, 2010		October 3, 2009
Asset/(Liability)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Investments	$ 81	$ 81	$ 78	$ 78
Borrowings	(13,831)	(13,653)	(12,701)	(12,643)
Derivative contracts	267	267	252	252

14.	Derivative Instruments

The Company manages its exposure to various risks relating to its ongoing business operations according to a risk management policy. The primary risks managed with derivative instruments are interest rate risk and foreign exchange risk.

The following table summarizes the gross fair value of the Company’s derivative positions as of January 2, 2010:

	Current Assets	Other Assets	Other Accrued Liabilities	Other Long-Term Liabilities
Derivatives designated as hedges	$84	$234	$(105)	$(31)
Derivatives not designated as hedges	63	99	(35)	(42)

Gross fair value of derivatives	147	333	(140)	(73)
Counterparty netting	(108)	(45)	102	51

Total Derivatives (1)	$39	$288	$(38)	$(22)

The following table summarizes the gross fair value of the Company’s derivative positions as of October 3, 2009:

	Current Assets	Other Assets	Other Accrued Liabilities	Other Long-Term Liabilities
Derivatives designated as hedges	$88	$297	$(115)	$(55)
Derivatives not designated as hedges	37	127	(72)	(55)

Gross fair value of derivatives	125	424	(187)	(110)
Counterparty netting	(98)	(72)	103	67

Total Derivatives (1)	$27	$352	$(84)	$(43)

(1)	Refer to Note 13 for further information on derivative fair values and counterparty netting.

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

The Company designates pay-floating interest rate swaps as fair value hedges of fixed-rate borrowings effectively converting fixed-rate borrowings to variable rate borrowings indexed to LIBOR. As of both January 2, 2010 and October 3, 2009, the total notional amount of the Company’s pay-floating interest rate swaps was $1.6 billion. During the first quarter of fiscal 2010, $43 million in losses from mark to market adjustments on pay-floating swaps and an offsetting $43 million in gains from mark to market adjustments on hedged borrowings were included in net interest expense in the Consolidated Statement of Income.

The Company designates pay-fixed interest rate swaps as cash flow hedges of interest payments on floating-rate borrowings. Pay-fixed swaps effectively convert floating rate borrowings to fixed-rate borrowings. The unrealized gains or losses from these cash flow hedges are deferred in accumulated other comprehensive income (AOCI) and recognized in interest expense as the interest payments occur. The notional amount of these contracts at January 2, 2010 and October 3, 2009 and the gains or losses recognized in income for the first quarter of fiscal 2010 were not material.

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

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

The Company designates foreign exchange forward and option contracts as cash flow hedges of firmly committed and forecasted foreign currency transactions. As of January 2, 2010 and October 3, 2009, the total notional amount of the Company’s net foreign exchange cash flow hedges was $2.8 billion and $2.8 billion, respectively. Mark to market gains and losses on these contracts are deferred in AOCI and are recognized in earnings when the hedged transactions occur, offsetting changes in the value of the foreign currency transactions. The Company recognized losses of $14 million in AOCI on foreign exchange contracts designated as cash flow hedges for the quarter ended January 2, 2010. Losses of $27 million were reclassified from AOCI into revenue and costs and expenses for the first quarter of fiscal 2010. Gains and losses recognized related to ineffectiveness for the quarter ended January 2, 2010 were not material.

Foreign exchange risk management contracts with respect to foreign currency assets and liabilities are not designated as hedges and do not qualify for hedge accounting. The notional amount of these foreign exchange contracts at January 2, 2010 and October 3, 2009 was $2.4 billion and $2.1 billion, respectively. For the quarter ended January 2, 2010, the net loss recognized on these foreign exchange contracts was not material.

Risk Management – Other Derivatives Not Designated as Hedges

The Company enters into certain other risk management contracts that are not designated as hedges and do not qualify for hedge accounting. These contracts, which include pay fixed interest rate swaps and commodity swap contracts, are intended to offset economic exposures of the Company and are carried at market value with any changes in value recorded in earnings.

The notional amount of these contracts at January 2, 2010 and October 3, 2009 was $249 million and $253 million, respectively. The gains or losses recognized in income for the first quarter of fiscal 2010 were not material.

Contingent Features

The Company’s derivative financial instruments may require the Company to post collateral in the event that a net liability position with a counterparty exceeds limits defined by contract and varying with Disney’s credit rating. If the Company’s credit ratings were to fall below investment grade, certain counterparties would have the right to terminate our derivative contracts, which could lead to a net payment to or from the Company for the aggregate net value by counterparty of our derivative contracts. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position by counterparty on January 2, 2010 and October 3, 2009 was not material.

15.	Restructuring and Impairment Charges

The Company recorded charges totaling $105 million in the current quarter primarily related to various organizational and cost structure initiatives at our Media Networks and Studio Entertainment segments including actions taken by new Studio segment leadership. Restructuring charges of $66 million were primarily severance and related costs while impairment charges of $39 million consisted of write-offs of capitalized costs related to abandoned film projects.

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

Overview

Seasonality

Business Segment Results

Other Financial Information

Financial Condition

Commitments and Contingencies

Other Matters

Market Risk

OVERVIEW

Our summary consolidated results are presented below:

	Quarter Ended		% Change Better/ (Worse)
(in millions, except per share data)	January 2, 2010	December 27, 2008
Revenues	$9,739	$9,599	1%
Costs and expenses	(8,325)	(8,382)	1%
Restructuring and impairment charges	(105)	—	nm
Other income	27	114	(76) %
Net interest expense	(103)	(139)	26%
Equity in the income of investees	89	147	(39) %

Income before income taxes	1,322	1,339	(1) %
Income taxes	(478)	(488)	2%

Net income	844	851	(1) %
Less: Net income attributable to noncontrolling interests	—	(6)	nm

Net income attributable to Disney	$844	$845	— %

Diluted earnings per share attributable to Disney	$0.44	$0.45	(2) %

Quarter Results

Diluted earnings per share (EPS) decreased 2% for the quarter as improved operating results were more than offset by a $0.07 per share net year over year adverse impact of restructuring and impairment charges and investment sale gains which is discussed in the following paragraph. Segment operating income growth reflected the benefit of contractual rate increases and subscriber growth on fees from Multi-channel Video Service Providers (MVSP) (Affiliate Fees) primarily at ESPN and the worldwide Disney Channel, lower distribution and marketing costs, production cost amortization and participation expense at domestic home entertainment, increased attendance at our domestic parks and lower bad debt expense at Media Networks. These increases were partially offset by higher programming and production costs at ESPN, lower guest spending at the domestic parks and resorts and decreased attendance and hotel occupancy at Disneyland Paris.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

The current quarter included restructuring and impairment charges and a gain on the sale of an interest in a television service in Europe in the current quarter, which together had a net adverse impact of $0.03 per share. The prior-year quarter included a gain on the sale of our investment in two pay television services in Latin America which resulted in a benefit of $0.04 per share.

SEASONALITY

The Company’s businesses are subject to the effects of seasonality. Consequently, the operating results for the quarter ended January 2, 2010 for each business segment, and for the Company as a whole, are not necessarily indicative of results to be expected for the full year.

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

Consumer Products revenues are influenced by seasonal consumer purchasing behavior, which generally results in increased revenues during the Company’s first fiscal quarter, and by the timing and performance of theatrical releases and cable programming broadcasts.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

BUSINESS SEGMENT RESULTS

The Company evaluates the performance of its operating segments based on segment operating income, which is shown below along with segment revenues:

	Quarter Ended
(in millions)	January 2, 2010	December 27, 2008	% Change Better / (Worse)
Revenues:
Media Networks	$4,175	$3,903	7%
Parks and Resorts	2,662	2,665	— %
Studio Entertainment	1,935	1,945	(1) %
Consumer Products	746	773	(3) %
Interactive Media	221	313	(29) %

	$9,739	$9,599	1%

Segment operating income (loss):
Media Networks	$724	$655	11%
Parks and Resorts	375	382	(2) %
Studio Entertainment	243	187	30%
Consumer Products	243	265	(8) %
Interactive Media	(10)	(45)	78%

	$1,575	$1,444	9%

The following table reconciles segment operating income to income before income taxes:

	Quarter Ended
(in millions)	January 2, 2010	December 27, 2008	% Change Better / (Worse)
Segment operating income	$1,575	$1,444	9%
Corporate and unallocated shared expenses	(72)	(80)	10%
Restructuring and impairment charges	(105)	—	nm
Other income	27	114	(76) %
Net interest expense	(103)	(139)	26%

Income before income taxes	$1,322	$1,339	(1) %

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

Depreciation expense is as follows:

	Quarter Ended		% Change Better / (Worse)
(in millions)	January 2, 2010	December 27, 2008
Media Networks
Cable Networks	$31	$24	29%
Broadcasting	23	22	5%

Total Media Networks	54	46	17%

Parks and Resorts
Domestic	211	205	3%
International	88	79	11%

Total Parks and Resorts	299	284	5%

Studio Entertainment	14	12	17%
Consumer Products	6	6	— %
Interactive Media	7	3	nm
Corporate	31	32	(3) %

Total depreciation expense	$411	$383	7%

Media Networks

The following table provides supplemental revenue and segment operating income detail for the Media Networks segment:

	Quarter Ended		% Change Better / (Worse)
(in millions)	January 2, 2010	December 27, 2008
Revenues:
Cable Networks	$2,654	$2,452	8%
Broadcasting	1,521	1,451	5%

	$4,175	$3,903	7%

Segment operating income:
Cable Networks	$544	$517	5%
Broadcasting	180	138	30%

	$724	$655	11%

Revenues

Media Networks revenues increased 7%, or $272 million, to $4.2 billion, consisting of an 8% increase, or $202 million, at the Cable Networks and a 5% increase, or $70 million, at Broadcasting.

Increased Cable Networks revenues were primarily due to growth of $172 million from Affiliate Fees and $54 million from advertising revenues. The increase in Affiliate Fees was primarily due to increases at ESPN and, to a lesser extent, the worldwide Disney Channels. The increase at ESPN was primarily due to higher contractual rates and subscriber growth, including growth from the launch of a new network in the United Kingdom. The increase at the worldwide Disney Channels was due to subscriber growth internationally and contractual rate increases domestically. Higher advertising revenue was due to an increase at ESPN driven by higher units sold, partially offset by lower rates.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

Increased Broadcasting revenues were primarily due to higher revenues from ABC Studios productions driven by increased third party network license fees and international sales driven by Criminal Minds, Ugly Betty and Ghost Whisperer, partially offset by lower political advertising revenue at the owned television stations. Advertising revenues at the ABC Television Network were essentially flat as an increase from the timing of sports programming and a shift from political news coverage in primetime in the prior-year quarter to entertainment programming in the current quarter were offset by the impact of lower primetime ratings and advertising rates.

Costs and Expenses

Costs and expenses, which consist primarily of programming rights costs, production costs, participation costs, distribution and marketing expenses and general and administrative costs, increased 5%, or $156 million, to $3.5 billion, consisting of a 6% increase, or $128 million, at the Cable Networks and a 2% increase, or $28 million, at Broadcasting. The increase at Cable Networks was driven by higher rights and production costs at ESPN due to soccer programming costs for the new network in the United Kingdom and increased contractual costs for college football and NFL programming. The increase at Broadcasting reflected higher production cost amortization due to increased sales of ABC Studios productions and an increase in programming costs driven by the timing of sports programming at the ABC Television Network. This increase was partially offset by the absence of a bad debt charge which was recorded in the prior-year quarter in connection with the bankruptcy of a syndication customer.

Segment Operating Income

Segment operating income increased 11%, or $69 million, to $724 million due to increases of $27 million at the Cable Networks and $42 at Broadcasting. The increase at the Cable Networks was primarily due to growth at the worldwide Disney Channels and ESPN, partially offset by a decrease in income from our cable equity investments driven by higher programming and restructuring costs, partially offset by higher advertising and affiliate revenue at A&E Television Networks (AETN) which now includes the Lifetime networks. Restructuring charges at AETN were primarily for severance costs as a result of the combination of AETN and Lifetime in the fourth quarter of fiscal 2009. The increase at Broadcasting was primarily due to the absence of a bad debt charge in connection with the bankruptcy of a syndication customer, higher revenues from ABC Studios productions and a shift from political news coverage in primetime in the prior-year quarter to entertainment programming in the current quarter. These increases were partially offset by lower primetime ratings and advertising rates at the ABC Television Network and lower advertising revenues at the owned television stations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

Parks and Resorts

Revenues

Parks and Resorts revenues were essentially flat at $2.7 billion.

The following table presents attendance, per capita theme park guest spending, and hotel statistics for our domestic properties:

	East Coast		West Coast		Total Domestic
	Quarter Ended		Quarter Ended		Quarter Ended
	January 2, 2010	December 27, 2008	January 2, 2010	December 27, 2008	January 2, 2010	December 27, 2008
Parks
(Increase/decrease)
Attendance	4%	(5) %	20%	(6) %	9%	(5) %
Per Capita Guest Spending	(4) %	1%	(4) %	(3) %	(4) %	— %
Hotels (1)
Occupancy	81%	85%	78%	85%	81%	85%
Available Room Nights (in thousands)	2,167	2,113	218	200	2,385	2,313
Per Room Guest Spending	$224	$219	$308	$333	$232	$229

(1)

Per room guest spending consists of the average daily hotel room rate as well as guest spending on food, beverage and merchandise at the hotels. Hotel statistics include rentals of Disney Vacation Club units.

At our domestic operations, revenues were flat as increased attendance was largely offset by decreased guest spending. Attendance was favorably impacted by the shift of the New Year’s holiday from the second quarter in fiscal 2009 to the first quarter in fiscal 2010. Decreased guest spending was driven by lower average ticket prices and decreased food and beverage and merchandise spending.

Revenues were flat at our international operations as decreased attendance and hotel occupancy at Disneyland Paris were largely offset by the favorable impact of foreign currency translation as a result of the weakening of the U.S. dollar against the Euro.

Costs and Expenses

Costs and expenses, which consist primarily of labor, depreciation, costs of merchandise, food and beverage sold, marketing and sales expense, repairs and maintenance and entertainment, were essentially flat at $2.3 billion as a decrease at our domestic operations was offset by an increase at Disneyland Paris. The decrease at our domestic operations was driven by the absence of mark-to-market losses on fuel hedge contracts which impacted the prior-year quarter, decreased food and beverage and merchandise sales and savings from cost mitigation activities. These decreases were partially offset by increased pension and postretirement medical expenses and labor and other cost inflation. The increase at Disneyland Paris was due to the unfavorable impact of foreign currency translation as a result of the weakening of the U.S. dollar against the Euro.

Segment Operating Income

Segment operating income decreased 2%, to $375 million, due to a decrease at Disneyland Paris, partially offset by an increase at our domestic operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

Studio Entertainment

Revenues

Revenues for the quarter were essentially flat at $1.9 billion primarily due to decreases of $96 million in international home entertainment and $42 million in music distribution, largely offset by an increase of $110 million in international theatrical distribution.

The decrease in international home entertainment was primarily due to lower net effective sales prices for catalog titles and new releases and decreased unit sales for television series DVD sets. Key current quarter titles included Snow White Diamond Release, Up and Tinker Bell And The Lost Treasure while the prior-year quarter included The Chronicles of Narnia: Prince Caspian, WALL-E and Tinker Bell. Lower revenue in music distribution was primarily due to lower album sales reflecting the strong performance of High School Musical in the prior-year quarter.

The revenue growth in international theatrical distribution reflected the strong performance of Up and more titles in wide release. Other current quarter titles included A Christmas Carol, G-Force and The Princess and the Frog while the prior-year quarter included High School Musical 3 and WALL-E.

Costs and Expenses

Costs and expenses, which consist primarily of production cost amortization, distribution and marketing expenses, product costs and participation costs, decreased 4%, or $66 million, driven by decreases in worldwide home entertainment partially offset by an increase in worldwide theatrical distribution.

Lower costs and expenses in worldwide home entertainment were primarily due to decreased distribution and marketing costs, production cost amortization and participation expense. Lower distribution and marketing costs reflected cost reduction initiatives and lower international sales volume. Decreased amortization and participation expense reflected the strong performance of Up and The Proposal in the current quarter compared to WALL-E and The Chronicles of Narnia: Prince Caspian, which had high participation costs, in the prior-year quarter. The increase in worldwide theatrical distribution was due to higher amortization and marketing expenses driven by more titles in wide release internationally and, to a lesser extent, higher film cost write-downs.

Segment Operating Income

Segment operating income increased 30%, or $56 million, to $243 million due to an increase in domestic home entertainment, partially offset by higher film cost write-downs and a decrease at music distribution.

Consumer Products

Revenues

Revenues for the quarter decreased 3%, or $27 million, to $746 million, primarily due to a decrease of $46 million at Merchandise Licensing partially offset by an increase of $15 million at our retail business.

The decrease at Merchandise Licensing was driven by lower earned revenue across a number of product categories driven by lower performance of High School Musical and Hannah Montana merchandise. Higher revenues at our retail business were driven by increased comparable store sales at the Disney Stores North America.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

Costs and Expenses

Costs and expenses, which consist primarily of cost of sales, salaries and benefits, marketing, and occupancy, decreased by 1%, or $5 million, primarily due to decreased cost of sales, driven by lower royalty expense, and lower salaries and benefits for administrative functions at Merchandise Licensing, partially offset by unfavorable foreign currency impacts at our international retail operations. Lower royalty expense was due to decreased revenues from High School Musical and Hannah Montana merchandise

Segment Operating Income

Segment operating income decreased 8%, or $22 million, to $243 million, primarily due to lower results at Merchandise Licensing.

Interactive Media

Revenues

Interactive Media revenues decreased 29%, or $92 million, to $221 million primarily due to a decrease of $105 million at Disney Interactive Studios partially offset by an increase of $11 million at Disney Online.

The decrease at Disney Interactive Studios was primarily due to lower unit sales of self-published video games in the current quarter reflecting the strong performance of High School Musical 3, Sing It and Bolt in the prior-year quarter. The revenue growth at Disney Online was driven by increased subscription revenues at Club Penguin.

Costs and Expenses

Costs and expenses, which consist primarily of video game and internet product development costs, cost of sales, distribution and marketing expenses, general and administrative costs, and technology infrastructure costs, decreased 35%, or $127 million, to $231 million primarily due to lower costs of sales associated with the decline in video game unit sales, reduced marketing and inventory costs and lower bad debt expense at Disney Interactive Studios.

Operating Loss

Segment operating loss decreased 78% to $10 million due to improvements at Disney Interactive Studios and Disney Online.

OTHER FINANCIAL INFORMATION

Net Interest Expense

Net interest expense is as follows:

	Quarter Ended		% Change Better / (Worse)
(in millions)	January 2, 2010	December 27, 2008
Interest expense	$(118)	$(168)	30%
Interest and investment income	15	29	(48)%

Net interest expense	$(103)	$(139)	26%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

The decrease in net interest expense for the quarter was primarily due to lower average debt balances.

Income Taxes

The effective income tax rate is as follows:

	Quarter Ended		Change Better / (Worse)
	January 2, 2010	December 27, 2008
Effective Income Tax Rate	36.2%	36.4%	0.2 ppt

FINANCIAL CONDITION

The change in cash and cash equivalents is as follows:

	Quarter Ended
(in millions)	January 2, 2010	December 27, 2008	Change
Cash provided by operations	$915	$262	$653
Cash used in investing activities	(2,540)	(248)	(2,292)
Cash provided by financing activities	1,412	780	632

(Decrease)/increase in cash and cash equivalents	$(213)	$794	$(1,007)

Operating Activities

The increase in cash provided by operations was driven by higher segment operating results, lower film and television production spending and the timing of certain sports rights payments and advance travel deposits.

Film and Television Costs

The Company’s Studio Entertainment and Media Networks segments incur costs to acquire and produce television and feature film programming. Film and television production costs include all internally produced content such as live action and animated feature films, animated direct-to-video programming, television series, television specials, theatrical stage plays or other similar product. Programming costs include film or television product licensed for a specific period from third parties for airing on the Company’s broadcast or cable networks and television stations. Programming assets are generally recorded when the programming becomes available to us with a corresponding increase in programming liabilities. Accordingly, we analyze our programming assets net of the related liability.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

The Company’s film and television production and programming activity for the quarters ended January 2, 2010 and December 27, 2008 are as follows:

	Quarter Ended
(in millions)	January 2, 2010	December 27, 2008
Beginning balances:
Production and programming assets	$5,756	$5,935
Programming liabilities	(1,040)	(1,108)

	4,716	4,827

Spending:
Film and television production	839	998
Broadcast programming	1,597	1,431

	2,436	2,429

Amortization:
Film and television production	(874)	(790)
Broadcast programming	(1,598)	(1,394)

	(2,472)	(2,184)

Change in film and television production and programming costs	(36)	245
Other non-cash activity	228	(24)

Ending balances:
Production and programming assets	6,083	6,290
Programming liabilities	(1,175)	(1,242)

	$4,908	$5,048

Investing Activities

Cash used by investing activities during the quarter ended January 2, 2010 of $2.5 billion included $2.3 billion for the cash portion of the Marvel Entertainment, Inc. acquisition (see Note 3 to the Condensed Consolidated Financial Statements for further details) and $307 million of investments in parks, resorts and other property, partially offset by proceeds totaling $37 million from the sale of an investment in a television service in Europe.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

Investments in parks, resorts and other property were as follows:

	Quarter Ended
(in millions)	January 2, 2010	December 27, 2008
Media Networks	$22	$41
Parks and Resorts
Domestic	193	169
International	36	13

Total Parks and Resorts	229	182

Studio Entertainment	15	54
Consumer Products	13	7
Interactive Media	4	6
Corporate	24	1

	$307	$291

The increase in capital expenditures for the quarter was due to new attractions and resort properties at Parks and Resorts and higher spending on corporate facilities. These increases were partially offset by decreased spending on film production and broadcast facilities.

Financing Activities

Cash provided by financing activities during the quarter ended January 2, 2010 of $1.4 billion reflected net proceeds from borrowings of $1.2 billion and stock option exercises of $0.2 billion.

During the quarter ended January 2, 2010, the Company’s borrowing activity was as follows:

(in millions)	October 3, 2009	Additions	Payments	Other Activity	January 2, 2010
Commercial paper borrowings	$—	$1,297	$—	$—	$1,297
U.S. medium-term notes	7,618	—	—	1	7,619
European medium-term notes	347	—	—	(7)	340
Other foreign currency denominated debt	904	—	—	(11)	893
Capital Cities/ABC debt	116	—	—	—	116
Film financing	350	—	(46)	5	309
Other (1)	498	—	—	(48)	450
Euro Disney borrowings	2,344	—	(33)	(24)	2,287
Hong Kong Disneyland borrowings	524	—	—	(4)	520

Total	$12,701	$1,297	$(79)	$(88)	$13,831

(1)	The other activity is primarily market value adjustments for debt with qualifying hedges.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

The Company’s bank facilities as of January 2, 2010 are as follows:

(in millions)	Committed Capacity	Capacity Used	Unused Capacity
Bank facilities expiring February 2010	$2,225	$—	$2,225
Bank facilities expiring February 2011	2,225	236	1,989

Total	$4,450	$236	$4,214

These bank facilities allow for borrowings at LIBOR-based rates plus a spread, which depends on the Company’s public debt rating and can range from 0.175% to 0.75%. As of January 2, 2010, the Company had not borrowed under these bank facilities. The Company also has the ability to issue up to $800 million of letters of credit under the facility expiring in 2011, which if utilized, reduces available borrowings under this facility. As of January 2, 2010, $236 million of letters of credit had been issued under this facility. The Company is currently in the market syndicating a refinancing of its bank facility expiring in February 2010. We expect the new facility to be completed prior to expiration of the current facility, to have a three-year term and be comparable in size to our current facility.

The Company may use commercial paper borrowings up to the amount of its unused bank facilities, in conjunction with term debt issuance and operating cash flow, to retire or refinance other borrowings before or as they come due.

On December 2, 2009, the Company declared a $653 million dividend ($0.35 per share) related to fiscal 2009 for shareholders of record on December 14, 2009, which was paid on January 19, 2010. On December 3, 2008, the Company declared a $648 million dividend ($0.35 per share) related to fiscal 2008 for shareholders of record on December 15, 2008, which was paid on January 20, 2009.

During the quarter ended January 2, 2010, the Company repurchased approximately 1 million shares for $25 million. As of January 2, 2010, the Company had remaining authorization in place to repurchase approximately 178 million additional shares. The repurchase program does not have an expiration date.

We believe that the Company’s financial condition is strong and that its cash balances, other liquid assets, operating cash flows, access to debt and equity capital markets and borrowing capacity, taken together, provide adequate resources to fund ongoing operating requirements and future capital expenditures related to the expansion of existing businesses and development of new projects. However, the Company’s operating cash flow and access to the capital markets can be impacted by macroeconomic factors outside of its control. In addition to macroeconomic factors, the Company’s borrowing costs can be impacted by short and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on the Company’s performance as measured by certain credit metrics such as interest coverage and leverage ratios. As of January 2, 2010, Moody’s Investors Service’s long and short-term debt ratings for the Company were A2 and P-1, respectively, with stable outlook; Standard & Poor’s long and short-term debt ratings for the Company were A and A-1, respectively, with negative outlook; and Fitch’s long and short-term debt ratings for the Company were A and F-1, respectively, with stable outlook. The Company’s bank facilities contain only one financial covenant, relating to interest coverage, which the Company met on January 2, 2010, by a significant margin. The Company’s bank facilities also specifically exclude certain entities, such as Euro Disney and Hong Kong Disneyland, from any representations, covenants or events of default.

Euro Disney has annual covenants under its debt agreements that limit its investment and financing activities and require it to meet certain financial performance covenants. Euro Disney was in compliance with these covenants for fiscal 2009.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

COMMITMENTS AND CONTINGENCIES

Guarantees

See Note 11 to the Condensed Consolidated Financial Statements for information regarding the Company’s guarantees.

Tax Matters

As disclosed in Note 10 to the Consolidated Financial Statements in the 2009 Annual Report on Form 10-K, the Company has exposure for certain tax matters.

Contractual Commitments

Refer to Note 15 in the Consolidated Financial Statements in the 2009 Annual Report on Form 10-K for information regarding the Company’s contractual commitments.

OTHER MATTERS

Accounting Policies and Estimates

We believe that the application of the following accounting policies, which are important to our financial position and results of operations, require significant judgments and estimates on the part of management. For a summary of our significant accounting policies, including the accounting policies discussed below, see Note 2 to the Consolidated Financial Statements in the 2009 Annual Report on Form 10-K.

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

With respect to television series or other television productions intended for broadcast, the most sensitive factor affecting estimates of Ultimate Revenues is the program’s rating and the strength of the advertising market. Program ratings, which are an indication of market acceptance, directly affect the Company’s ability to generate advertising revenues during the airing of the program. In addition, television series with greater market acceptance are more likely to generate incremental revenues through the eventual sale of the program rights in the syndication, international and home entertainment markets. Alternatively, poor ratings may result in a television series cancellation, which would require the immediate write-off of any unamortized production costs. A significant decline in the advertising market would also negatively impact our estimates.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

We expense the cost of television broadcast rights for acquired movies, series and other programs based on the number of times the program is expected to be aired or on a straight-line basis over the useful life, as appropriate. Amortization of those television programming assets being amortized on a number of airings basis may be accelerated if we reduce the estimated future airings and slowed if we increase the estimated future airings. The number of future airings of a particular program is impacted primarily by the program’s ratings in previous airings, expected advertising rates and availability and quality of alternative programming. Accordingly, planned usage is reviewed periodically and revised if necessary. Rights costs for multi-year sports programming arrangements are amortized during the applicable seasons based on the estimated relative value of each year in the arrangement. The estimated values of each year are based on our projection of revenues over the contract period which include advertising revenue and an allocation of affiliate revenue. If the annual contractual payments related to each season approximate each season’s relative value, we expense the related contractual payment during the applicable season. If planned usage patterns or estimated relative values by year were to change significantly, amortization of our sports rights costs may be accelerated or slowed.

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

Revenue Recognition

The Company has revenue recognition policies for its various operating segments that are appropriate for the circumstances of each business. See Note 2 to the Consolidated Financial Statements in the 2009 Annual Report on Form 10-K for a summary of these revenue recognition policies.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

Pension and Postretirement Medical Plan Actuarial Assumptions

The Company’s pension and postretirement medical benefit obligations and related costs are calculated using a number of actuarial assumptions. Two critical assumptions, the discount rate and the expected return on plan assets, are important elements of expense and/or liability measurement which we evaluate annually. Refer to the 2009 Annual Report on Form 10-K for estimated impacts of changes in these assumptions. Other assumptions include the healthcare cost trend rate and employee demographic factors such as retirement patterns, mortality, turnover and rate of compensation increase.

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

In times of adverse economic conditions in the global economy, the Company’s long-term cash flow projections are subject to a greater degree of uncertainty than usual. If we had established different reporting units or utilized different valuation methodologies or assumptions, the impairment test results could differ, and we could be required to record impairment charges. Because of the way the accounting rules work, a relatively modest reduction in our estimate of the fair value of our Broadcasting reporting unit could result in a significant goodwill impairment charge.

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

Allowance for Doubtful Accounts

We evaluate our allowance for doubtful accounts and estimate collectibility of accounts receivable based on our analysis of historical bad debt experience in conjunction with our assessment of the financial condition of individual companies with which we do business. In times of domestic or global economic turmoil, our estimates and judgments with respect to the collectibility of our receivables are subject to greater uncertainty than in more stable periods. If our estimate of uncollectible accounts is too low, costs and expenses may increase in future periods, and if it is too high, cost and expenses may decrease in future periods.

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

Stock Option Compensation Expense

Compensation expense for stock options is estimated on the date of grant using a binomial valuation model. The weighted average assumptions used in the binomial valuation model during the quarter ended January 2, 2010 were 31% for the expected volatility, 1.4 for the expected exercise multiple (the multiple of exercise price to grant price at which exercises are expected to occur on average) and 8% for the expected termination rate. Although the initial fair value of stock options is not adjusted after the grant date, changes in the Company’s assumptions may change the estimated fair value of and therefore, the expense related to future stock option grants. The assumptions that cause the greatest variation in fair value in the binomial valuation model are the assumed volatility and expected exercise multiple. Increases or decreases in either the assumed volatility or expected exercise multiple will cause the binomial option value to increase or decrease, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

The volatility assumption considers both historical and implied volatility and may be impacted by the Company’s performance as well as changes in economic and market conditions. The expected exercise multiple may be influenced by the Company’s future stock performance, stock price volatility and employee turnover rate. Refer to the 2009 Annual Report on Form 10-K for estimated impacts of changes in these assumptions.

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

Based on their evaluation as of January 2, 2010, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

There have been no changes in our internal controls over financial reporting during the first quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. Risk Factors

The Private Securities Litigation Reform Act of 1995 (the Act) provides a safe harbor for “forward-looking statements” made by or on behalf of the Company. We may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to our shareholders. All forward-looking statements are made on the basis of management’s views and assumptions regarding future events and business performance as of the time the statements are made and the Company does not undertake any obligation to update its disclosure relating to forward looking matters. Actual results may differ materially from those expressed or implied. Such differences may result from actions taken by the Company, including restructuring or strategic initiatives (including capital investments or asset acquisitions or dispositions), as well as from developments beyond the Company’s control, including: changes in domestic and global economic conditions, competitive conditions and consumer preferences; adverse weather conditions or natural disasters; health concerns; international, political or military developments; and technological developments. Such developments may affect travel and leisure businesses generally and may, among other things, affect the performance of the Company’s theatrical and home entertainment releases, the advertising market for broadcast and cable television programming, expenses of providing medical and pension benefits, demand for our products and performance of some or all company businesses either directly or through their impact on those who distribute our products. Additional factors are discussed in the 2009 Annual Report on Form 10-K under the Item 1A, “Risk Factors.”

PART II. OTHER INFORMATION (continued)

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended January 2, 2010:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 4, 2009 – October 31, 2009	537,484	$27.60	430,100	179 million
November 1, 2009 – November 30, 2009	604,552	27.77	494,039	178 million
December 1, 2009 – January 2, 2010	121,602	31.56	—	178 million

Total	1,263,638	28.06	924,139	178 million

(1)

339,499 shares were purchased on the open market to provide shares to participants in the Walt Disney Investment Plan and Employee Stock Purchase Plan. These purchases were not made pursuant to a publicly announced repurchase plan or program.

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

THE WALT DISNEY COMPANY
(Registrant)

By:	/s/ JAMES A. RASULO
James A. Rasulo, Senior Executive Vice President and Chief Financial Officer

February 9, 2010

Burbank, California

INDEX OF EXHIBITS

Number and Description of Exhibit (Numbers Coincide with Item 601 of Regulation S-K)		Document Incorporated by Reference from a Previous Filing or Filed Herewith, as Indicated below

10.1	Employment Agreement, dated as of January 1, 2010, between the Company and James A. Rasulo	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed January 8, 2010

10.2	Amendment dated as of January 1, 2010 to Employment Agreement dated as of December 18, 2008, between the Company and Thomas O. Staggs	Exhibit 10.2 to the Current Report on Form 8-K of the Company filed January 8, 2010

10.3	Form of Performance-Based Stock Unit Award Agreement (Section 162(m) Vesting Requirement)	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed January 12, 2010

10.4	Form of Performance-Based Stock Unit Award Agreement (Three-Year Vesting subject to Total Shareholder Return/EPS Growth Tests/Section 162(m) Vesting Requirement)	Exhibit 10.2 to the Current Report on Form 8-K of the Company filed January 12, 2010

10.5	Form of Non-Qualified Stock Option Award Agreement	Exhibit 10.3 to the Current Report on Form 8-K of the Company filed January 12, 2010

10.6	Amended and Restated Director’s Retirement Policy	Filed herewith

31(a)	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31(b)	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32(a)	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished

32(b)	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended January 2, 2010 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statement of Equity and (v) related notes, tagged as blocks of text	Furnished

*    A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.