Form 10-Q
period 2010-04-03
WALT DISNEY CO/
filed 2010-05-11
CIK 1001039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 3, 2010	Commission File Number 1-11605

Incorporated in Delaware	I.R.S. Employer Identification
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

Yes             No           X

There were 1,958,559,521 shares of common stock outstanding as of May 4, 2010.

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

THE WALT DISNEY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited; in millions, except per share data)

	Quarter Ended		Six Months Ended
	April 3, 2010	March 28, 2009	April 3, 2010	March 28, 2009

Revenues	$8,580	$8,087	$18,319	$17,686

Costs and expenses	(7,068)	(6,800)	(15,393)	(15,182)

Restructuring and impairment charges	(71)	(305)	(176)	(305)

Other income	70	—	97	114

Net interest expense	(130)	(128)	(233)	(267)

Equity in the income of investees	154	147	243	294

Income before income taxes	1,535	1,001	2,857	2,340

Income taxes	(537)	(348)	(1,015)	(836)

Net income	998	653	1,842	1,504

Less: Net income attributable to noncontrolling interests	(45)	(40)	(45)	(46)

Net income attributable to The Walt Disney Company (Disney)	$953	$613	$1,797	$1,458

Earnings per share attributable to Disney:
Diluted	$0.48	$0.33	$0.93	$0.78

Basic	$0.49	$0.33	$0.94	$0.79

Weighted average number of common and common equivalent shares outstanding:
Diluted	1,973	1,868	1,938	1,870

Basic	1,940	1,855	1,903	1,854

See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited; in millions, except per share data)

	April 3, 2010	October 3, 2009
ASSETS
Current assets
Cash and cash equivalents	$3,075	$3,417
Receivables	5,478	4,854
Inventories	1,225	1,271
Television costs	951	631
Deferred income taxes	1,162	1,140
Other current assets	596	576

Total current assets	12,487	11,889
Film and television costs	5,190	5,125
Investments	2,607	2,554
Parks, resorts and other property, at cost
Attractions, buildings and equipment	32,396	32,475
Accumulated depreciation	(17,884)	(17,395)

	14,512	15,080
Projects in progress	1,664	1,350
Land	1,158	1,167

	17,334	17,597

Intangible assets, net	5,091	2,247
Goodwill	23,691	21,683
Other assets	2,360	2,022

Total assets	$68,760	$63,117

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and other accrued liabilities	$4,879	$5,616
Current portion of borrowings	2,241	1,206
Unearned royalties and other advances	2,932	2,112

Total current liabilities	10,052	8,934

Borrowings	11,000	11,495
Deferred income taxes	3,085	1,819
Other long-term liabilities	5,654	5,444
Commitments and contingencies
Disney Shareholders’ equity
Preferred stock, $.01 par value
Authorized – 100 million shares, Issued – none
Common stock, $.01 par value
Authorized – 3.6 billion shares, Issued – 2.7 billion shares	28,100	27,038
Retained earnings	32,173	31,033
Accumulated other comprehensive loss	(1,559)	(1,644)

	58,714	56,427
Treasury stock, at cost, 730.8 million shares at April 3, 2010 and 781.7 million shares at October 3, 2009	(21,234)	(22,693)

Total Disney Shareholders’ equity	37,480	33,734
Noncontrolling interests	1,489	1,691

Total equity	38,969	35,425

Total liability and equity	$68,760	$63,117

See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in millions)

	Six Months Ended
	April 3, 2010	March 28, 2009
OPERATING ACTIVITIES
Net income	$1,842	$1,504
Depreciation and amortization	847	802
Gains on sales of equity investments	(75)	(114)
Deferred income taxes	235	(49)
Equity in the income of investees	(243)	(294)
Cash distributions received from equity investees	202	258
Net change in film and television costs	(481)	(537)
Equity-based compensation	272	225
Impairment charges	96	203
Other	(78)	(72)
Changes in operating assets and liabilities:
Receivables	(348)	454
Inventories	66	(74)
Other assets	58	(32)
Accounts payable and other accrued liabilities	330	(182)
Income taxes	(234)	(25)

Cash provided by operations	2,489	2,067

INVESTING ACTIVITIES
Investments in parks, resorts and other property	(807)	(749)
Proceeds from sales of equity investments	115	185
Acquisitions	(2,261)	(146)
Other	(25)	(3)

Cash used in investing activities	(2,978)	(713)

FINANCING ACTIVITIES
Commercial paper borrowings/(repayments), net	974	(919)
Borrowings	—	1,739
Reduction of borrowings	(243)	(726)
Dividends	(653)	(648)
Repurchases of common stock	(240)	(104)
Exercise of stock options and other	309	(328)

Cash provided by (used in) financing activities	147	(986)

(Decrease)/increase in cash and cash equivalents	(342)	368
Cash and cash equivalents, beginning of period	3,417	3,001

Cash and cash equivalents, end of period	$3,075	$3,369

See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(unaudited; in millions)

	Quarter Ended
	April 3, 2010			March 28, 2009
	Disney Shareholders	Non- controlling Interests	Total Equity	Disney Shareholders	Non- controlling Interests	Total Equity

Beginning Balance	$36,180	$1,778	$37,958	$32,655	$1,260	$33,915

Net income	953	45	998	613	40	653

Other comprehensive income:
Market value adjustments for hedges and investments	4	—	4	45	—	45
Pension and postretirement medical adjustments	63	—	63	(8)	—	(8)
Foreign currency translation and other	(29)	(11)	(40)	(67)	(15)	(82)

Other comprehensive income	38	(11)	27	(30)	(15)	(45)

Comprehensive income	991	34	1,025	583	25	608

Equity compensation activity	526	—	526	33	—	33

Common stock repurchases	(215)	—	(215)	—	—	—

Distributions and other	(2)	(323)	(325)	1	(258)	(257)

Ending Balance	$37,480	$1,489	$38,969	$33,272	$1,027	$34,299

See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (cont’d)

(unaudited; in millions)

	Six Months Ended
	April 3, 2010			March 28, 2009
	Disney Shareholders	Non- controlling Interests	Total Equity	Disney Shareholders	Non- controlling Interests	Total Equity

Beginning Balance	$33,734	$1,691	$35,425	$32,323	$1,344	$33,667

Net income	1,797	45	1,842	1,458	46	1,504

Other comprehensive income:
Market value adjustments for hedges and investments	20	—	20	136	—	136
Pension and postretirement medical adjustments	90	—	90	(9)	—	(9)
Foreign currency translation and other	(25)	(14)	(39)	(99)	(19)	(118)

Other comprehensive income	85	(14)	71	28	(19)	9

Comprehensive income	1,882	31	1,913	1,486	27	1,513

Equity compensation activity	870	—	870	148	—	148

Dividends	(653)	—	(653)	(648)	—	(648)

Common stock repurchases	(240)	—	(240)	(104)	—	(104)

Acquisition of Jetix	—	—	—	—	(84)	(84)

Acquisition of Marvel	1,887	90	1,977	—	—	—

Adoption of new pension and postretirement medical plan measurement date (net of tax of $37 million)	—	—	—	65	—	65

Distributions and other	—	(323)	(323)	2	(260)	(258)

Ending Balance	$37,480	$1,489	$38,969	$33,272	$1,027	$34,299

See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

1.	Principles of Consolidation

These Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. We believe that we have included all normal recurring adjustments necessary for a fair statement of the results for the interim period. Operating results for the quarter and six months ended April 3, 2010 are not necessarily indicative of the results that may be expected for the year ending October 2, 2010. Certain reclassifications have been made in the prior year financial statements to conform to the current year presentation.

These financial statements should be read in conjunction with the Company’s 2009 Annual Report on Form 10-K as amended on Form 8-K dated February 18, 2010.

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

	Quarter Ended		Six Months Ended
	April 3, 2010	March 28, 2009	April 3, 2010	March 28, 2009
Revenues(1) :
Media Networks	$3,844	$3,620	$8,019	$7,523
Parks and Resorts	2,449	2,407	5,111	5,072
Studio Entertainment	1,536	1,435	3,471	3,380
Consumer Products	596	496	1,342	1,269
Interactive Media	155	129	376	442

	$8,580	$8,087	$18,319	$17,686

Segment operating income (loss) (1):
Media Networks	$1,306	$1,306	$2,030	$1,961
Parks and Resorts	150	171	525	553
Studio Entertainment	223	13	466	200
Consumer Products	133	97	376	362
Interactive Media	(55)	(61)	(65)	(106)

	$1,757	$1,526	$3,332	$2,970

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

(1)

Studio Entertainment segment revenues and operating income include an allocation of Consumer Products and Interactive Media revenues which is meant to reflect royalties on sales of merchandise based on certain Studio film properties. The increases/(decreases) related to these allocations on segment revenues and operating income as reported in the above table are as follows:

	Quarter Ended		Six Months Ended
	April 3, 2010	March 28, 2009	April 3, 2010	March 28, 2009
Studio Entertainment	$45	$25	$85	$77
Consumer Products	(41)	(22)	(79)	(65)
Interactive Media	(4)	(3)	(6)	(12)

	$—	$—	$—	$—

A reconciliation of segment operating income to income before income taxes is as follows:

	Quarter Ended		Six Months Ended
	April 3, 2010	March 28, 2009	April 3, 2010	March 28, 2009
Segment operating income	$1,757	$1,526	$3,332	$2,970
Corporate and unallocated shared expenses	(91)	(92)	(163)	(172)
Restructuring and impairment charges	(71)	(305)	(176)	(305)
Other income	70	—	97	114
Net interest expense	(130)	(128)	(233)	(267)

Income before income taxes	$1,535	$1,001	$2,857	$2,340

3.	Acquisitions

The Disney Stores Japan

On March 31, 2010, the Company acquired all of the outstanding shares of Retail Networks Company Limited (The Disney Stores Japan) including $13 million in cash in exchange for a $17 million note. In connection with the acquisition, the Company recognized a $22 million non-cash gain from the deemed termination of the existing licensing arrangement. The gain is reported in “Other income” in the fiscal 2010 Condensed Consolidated Statements of Income.

Marvel

On December 31, 2009, the Company completed a cash and stock acquisition for the outstanding capital stock of Marvel Entertainment, Inc. (Marvel), a character-based entertainment company. Disney believes that this acquisition is consistent with the Company’s strategic value creation through utilization of intellectual properties across Disney’s multiple platforms and territories.

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

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

The following table summarizes our preliminary allocation of the purchase price:

Estimated Fair Value
Cash and cash equivalents	$105
Accounts receivable and other assets	137
Film costs	304
Intangible assets	2,870
Goodwill	2,269

Total assets acquired	5,685

Accounts payable and other liabilities	(320)
Deferred income taxes	(1,033)

Total liabilities assumed	(1,353)

Noncontrolling interests	(90)

$4,242

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

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

In fiscal 2009, the Company recorded non-cash impairment charges totaling $65 million, based on the Company’s internal valuation of the UTV business, which was estimated using a discounted cash flow model. The Company’s carrying value of its investment in the UTV Group of $294 million continues to exceed the current trading value, and, accordingly, the Company will continue to monitor its investment in the UTV Group.

In January 2010, UTV issued additional stock in exchange for the outstanding noncontrolling interest of one of its subsidiaries diluting the Company’s direct interest in UTV to 50% (39% voting interest) while increasing the indirect interest in the subsidiary. In addition, UTV announced that it is considering raising additional capital which could consist of equity shares of UTV stock, debentures or foreign currency convertible bonds. If UTV issued additional shares, depending upon the price of the issuance, an incremental impairment of our investment in the UTV Group could be required.

Goodwill

The changes in the carrying amount of goodwill for the six months ended April 3, 2010 are as follows:

	Media Networks	Parks and Resorts	Studio Entertainment	Consumer Products	Interactive Media	Total
Goodwill	$15,744	$172	$4,737	$422	$637	$21,712
Accumulated Impairments	—	—	—	—	(29)	(29)

Balance at Oct. 3, 2009	15,744	172	4,737	422	608	21,683
Acquisitions (1)	—	—	528	1,499	252	2,279
Other, net (2)	(5)	—	(266)	—	—	(271)

Balance at Apr. 3, 2010	$15,739	$172	$4,999	$1,921	$860	$23,691

(1)	During the six months ended April 3, 2010, the Company completed the acquisition of Marvel and recorded $2,269 million of goodwill. See discussion above on the Marvel acquisition.
(2)

The Company is pursuing the sale of a majority of the assets and liabilities of the Miramax business (Miramax). The Miramax assets and liabilities along with $256 million of allocable goodwill have been classified as held for sale and reported in “Other Assets” in the fiscal 2010 Condensed Consolidated Balance Sheet.

Intangibles

The Company’s intangible assets are as follows:

	April 3, 2010	October 3, 2009
Copyrights and other character intangibles	$3,113	$358
Other amortizable intangible assets	297	296
Accumulated amortization	(294)	(249)

Net amortizable intangible assets	3,116	405

FCC licenses	737	713
Trademarks	1,218	1,109
Other indefinite lived intangible assets	20	20

Total intangible assets	$5,091	$2,247

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

Amortization expense was $42 million and $26 million for the six months ended April 3, 2010 and March 28, 2009, respectively. As a result of the acquisition of Marvel, intangible assets increased by $2.9 billion. The Company expects its aggregate annual amortization expense for existing amortizable intangible assets for fiscal years 2010 through 2014 to be as follows:

2010	$105
2011	119
2012	116
2013	107
2014	105

Amortizable intangible assets are generally amortized on a straight-line basis over periods up to 40 years. The costs to periodically renew our intangible assets are expensed as incurred. The Company has determined that there are currently no legal, competitive, economic or other factors that materially limit the useful life of our FCC licenses and trademarks.

4.	Dispositions

On January 27, 2010, the Company sold its investment in a pay television service in Central Europe for $78 million, resulting in a pre-tax gain of $48 million reported in “Other income” in the Fiscal 2010 Condensed Consolidated Statements of Income.

On November 25, 2009, the Company sold its investment in a television service in Europe for $37 million, resulting in a pre-tax gain of $27 million reported in “Other income” in the Fiscal 2010 Condensed Consolidated Statements of Income.

On December 22, 2008, the Company sold its investment in two pay television services in Latin America, for approximately $185 million, resulting in a pre-tax gain of $114 million reported in “Other income” in the Fiscal 2009 Condensed Consolidated Statements of Income.

5.	Borrowings

During the six months ended April 3, 2010, the Company’s borrowing activity was as follows:

	October 3, 2009	Additions	Payments	Other Activity	April 3, 2010
Commercial paper borrowings	$—	$974	$—	$—	$974
U.S. medium-term notes	7,618	—	—	2	7,620
European medium-term notes	347	—	(88)	(8)	251
Other foreign currency denominated debt	904	—	—	(4)	900
Film financing	350	—	(93)	18	275
Other	614	—	—	(32)	582
Euro Disney borrowings(1)	2,344	—	(62)	(140)	2,142
Hong Kong Disneyland borrowings	524	—	—	(27)	497

Total	$12,701	$974	$(243)	$(191)	$13,241

(1)	The other activity is primarily the impact of foreign currency translation as a result of the strengthening of the U.S. dollar against the Euro.

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

6.	Euro Disney and Hong Kong Disneyland

The Company has a 51% effective ownership interest in the operations of Euro Disney and a 47% ownership interest in the operations of Hong Kong Disneyland, both of which are consolidated in the Company’s financial statements.

The following table presents a condensed consolidating balance sheet for the Company as of April 3, 2010, reflecting the impact of consolidating the balance sheets of Euro Disney and Hong Kong Disneyland.

	Before Euro Disney and Hong Kong Disneyland Consolidation	Euro Disney, Hong Kong Disneyland and Adjustments	Total
Cash and cash equivalents	$2,548	$527	$3,075
Other current assets	9,204	208	9,412

Total current assets	11,752	735	12,487
Investments	3,557	(950)	2,607
Fixed assets	13,104	4,230	17,334
Other assets	36,281	51	36,332

Total assets	$64,694	$4,066	$68,760

Current portion of borrowings	$2,118	$123	$2,241
Other current liabilities	7,289	522	7,811

Total current liabilities	9,407	645	10,052
Borrowings	8,484	2,516	11,000
Deferred income taxes and other long-term liabilities	8,575	164	8,739
Equity	38,228	741	38,969

Total liabilities and equity	$64,694	$4,066	$68,760

The following table presents summarized income statement information of the Company for the six months ended April 3, 2010, reflecting the impact of consolidating the income statements of Euro Disney and Hong Kong Disneyland.

	Before Euro Disney and Hong Kong Disneyland Consolidation	Euro Disney, Hong Kong Disneyland and Adjustments	Total
Revenues	$17,392	$927	$18,319
Cost and expenses	(14,379)	(1,014)	(15,393)
Restructuring and impairment charges	(176)	—	(176)
Other income	97	—	97
Net interest expense	(175)	(58)	(233)
Equity in the income of investees	168	75	243

Income before income taxes	2,927	(70)	2,857
Income taxes	(1,010)	(5)	(1,015)

Net income	$1,917	$(75)	$1,842

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

The following table presents a condensed consolidating cash flow statement of the Company for the six months ended April 3, 2010, reflecting the impact of consolidating the cash flow statements of Euro Disney and Hong Kong Disneyland.

	Before Euro Disney and Hong Kong Disneyland Consolidation	Euro Disney, Hong Kong Disneyland and Adjustments	Total
Cash provided by operations	$2,455	$34	$2,489
Investments in parks, resorts and other property	(722)	(85)	(807)
Other investing activities	(2,205)	34	(2,171)
Cash used by financing activities	209	(62)	147

Decrease in cash and cash equivalents	(263)	(79)	(342)
Cash and cash equivalents, beginning of period	2,811	606	3,417

Cash and cash equivalents, end of period	$2,548	$527	$3,075

7.	Pension and Other Benefit Programs

The components of net periodic benefit cost are as follows:

	Pension Plans				Postretirement Medical Plans
	Quarter Ended		Six Months Ended		Quarter Ended		Six Months Ended
	April 3, 2010	March 28, 2009	April 3, 2010	March 28, 2009	April 3, 2010	March 28, 2009	April 3, 2010	March 28, 2009
Service cost	$66	$41	$132	$83	$6	$4	$11	$8
Interest cost	99	91	198	181	18	18	35	36
Expected return on plan assets	(103)	(93)	(207)	(186)	(7)	(7)	(13)	(13)
Amortization of prior year service costs	4	4	7	7	(1)	—	(1)	(1)
Recognized net actuarial loss	38	(2)	77	(4)	1	(2)	3	(4)

Net periodic benefit cost	$104	$41	$207	$81	$17	$13	$35	$26

During the six months ended April 3, 2010, the Company did not make any material contributions to its pension and postretirement medical plans. The Company expects pension and post-retirement medical plan contributions in fiscal 2010 to range from $350 million to $450 million. Final minimum funding requirements for fiscal 2010 will be determined based on our January 1, 2010 funding actuarial valuation which will be available later in fiscal 2010.

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

8.	Earnings Per Share

Diluted earnings per share amounts are based upon the weighted average number of common and common equivalent shares outstanding during the period and are calculated using the treasury stock method for equity-based compensation awards. Options excluded from the diluted earnings per share calculation, as they were anti-dilutive, were 30 million and 166 million shares for the quarters ended April 3, 2010 and March 28, 2009, respectively, and 52 million and 152 million for the six months ended April 3, 2010 and March 28, 2009, respectively. A reconciliation of the weighted average number of common and common equivalent shares outstanding is as follows:

	Quarter Ended		Six Months Ended
	April 3, 2010	March 28, 2009	April 3, 2010	March 28, 2009
Shares (in millions):
Weighted average number of common shares outstanding (basic)	1,940	1,855	1,903	1,854
Weighted average dilutive impact of equity-based compensation awards	33	13	35	16

Weighted average number of common and common equivalent shares outstanding (diluted)	1,973	1,868	1,938	1,870

9.	Equity

The Company declared a $653 million dividend ($0.35 per share) on December 2, 2009 related to fiscal 2009 for shareholders of record on December 14, 2009, which was paid on January 19, 2010. The Company paid a $648 million dividend ($0.35 per share) during the second quarter of fiscal 2009 related to fiscal 2008.

During the six months ended April 3, 2010, the Company repurchased 8 million shares of its common stock for approximately $240 million. As of April 3, 2010, the Company had remaining authorization in place to repurchase approximately 171 million additional shares. The repurchase program does not have an expiration date.

The Company received proceeds of $748 million from the exercise of 32 million employee stock options during the first six months of fiscal 2010.

Accumulated other comprehensive income (loss), net of tax, is as follows:

	April 3, 2010	October 3, 2009
Market value adjustments for investments and hedges	$38	$18
Foreign currency translation and other	80	105
Unrecognized pension and postretirement medical expense	(1,677)	(1,767)

Accumulated other comprehensive income (loss) (1)	$(1,559)	$(1,644)

(1)	Accumulated other comprehensive income (loss) and components of other comprehensive income (loss) are recorded net of tax using a 37% estimated tax rate

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

10.	Equity-Based Compensation

The amount of compensation expense related to stock options and restricted stock units (RSUs) is as follows:

	Quarter Ended		Six Months Ended
	April 3, 2010	March 28, 2009	April 3, 2010	March 28, 2009
Stock options	$55	$51	$122	$113
RSUs	82	60	150	112

Total equity-based compensation expense	$137	$111	$272	$225

Unrecognized compensation cost related to unvested stock options and RSUs totaled approximately $315 million and $661 million, respectively, as of April 3, 2010.

In January 2010, the Company made stock compensation grants, which included its regular annual grant, consisting of 11.5 million stock options and 13.4 million RSUs, of which 0.4 million RSUs included market and/or performance conditions.

The weighted average grant date fair values of options issued during the six months ended April 3, 2010, and March 28, 2009, were $9.42 and $7.52, respectively.

11.	Commitments and Contingencies

Legal Matters

The Company, together with, in some instances, certain of its directors and officers, is a defendant or codefendant in various legal actions involving copyright, breach of contract and various other claims incident to the conduct of its businesses. Management does not expect the Company to suffer any material liability by reason of such actions.

Contractual Guarantees

The Company has guaranteed bond issuances by the Anaheim Public Authority that were used by the City of Anaheim to finance construction of infrastructure and a public parking facility adjacent to the Disneyland Resort. Revenues from sales, occupancy and property taxes from the Disneyland Resort and non-Disney hotels are used by the City of Anaheim to repay the bonds. In the event of a debt service shortfall, the Company will be responsible to fund the shortfall. As of April 3, 2010, the remaining debt service obligation guaranteed by the Company was $370 million, of which $94 million was principal. To the extent that tax revenues exceed the debt service payments in subsequent periods, the Company would be reimbursed for any previously funded shortfalls. To date, tax revenues have exceeded the debt service payments for the Anaheim bonds.

ESPN STAR Sports, a joint venture in which ESPN owns a 50% equity interest, has an agreement for global programming rights to International Cricket Council events from 2007 through 2015. Under the terms of the agreement, ESPN and the other joint-venture partner have jointly guaranteed the programming rights obligation of approximately $0.9 billion over the remaining term of the agreement.

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

Accounts Receivable Risk

In light of the recent turmoil in the domestic and global economy, our estimates and judgments with respect to the collectibility of our receivables have become subject to greater uncertainty than in more stable periods.

Income Taxes

During the quarter the Company settled certain tax matters with state and federal taxing authorities. As a result of these settlements, the Company reduced its unrecognized tax benefits by $87 million.

During the quarter the Company recorded a $72 million charge related to the enactment of health care reform legislation in March 2010. Under this legislation the Company’s deductions for retiree prescription drug benefits will be reduced by the amount of Medicare Part D drug subsidies received beginning in fiscal year 2014. Under applicable accounting rules, the Company is required to reduce its existing deferred tax asset, which was established for the future deductibility of retiree prescription drug benefit costs, to reflect the lost deductions. The reduction must be recorded as a charge to earnings in the period the legislation is enacted.

In the next twelve months, it is reasonably possible that our unrecognized tax benefits could change due to payments for or resolution of open tax matters for post-2002 years. These resolutions and payments would reduce our unrecognized tax benefits by $109 million.

12.	New Accounting Pronouncements

Revenue Arrangements with Multiple Deliverables

In October 2009, the Financial Accounting Standards Board (FASB) issued guidance on revenue arrangements with multiple deliverables effective for the Company’s 2011 fiscal year. The guidance revises the criteria for separating, measuring, and allocating arrangement consideration to each deliverable in a multiple element arrangement. The guidance requires companies to allocate revenue using the relative selling price of each deliverable, which must be estimated if the Company does not have a history of selling the deliverable on a stand-alone basis or third-party evidence of selling price. The Company is assessing the potential effect of this guidance on its financial statements.

Variable Interest Entities

In June 2009, the FASB issued guidance to revise the approach to determine when a variable interest entity (VIE) should be consolidated. The new consolidation model for VIEs considers whether an entity has the power to direct the activities that most significantly impact the VIE’s economic performance and shares in the significant risks and rewards of the entity. The guidance on VIE’s requires companies to continually reassess VIEs to determine if consolidation is appropriate and provide additional disclosures. The guidance is effective for the Company’s 2011 fiscal year. The Company is assessing the potential effect this guidance will have on its financial statements.

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

•	Level 3 – Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable

The Company’s assets and liabilities measured at fair value on a recurring basis as of April 3, 2010 are summarized in the following table:

	Level 1	Level 2	Level 3	Total
Assets
Investments	$39	$46	$2	$87
Derivatives (1)
Interest rate	—	152	—	152
Foreign exchange	—	371	—	371
Residual Interests	—	—	53	53
Liabilities
Derivatives (1)
Foreign exchange	—	(214)	—	(214)
Other derivatives	—	(17)	—	(17)
Other	—	—	(8)	(8)

Total	$39	$338	$47	$424

(1)

The Company has a master netting arrangement by counterparty with respect to certain derivative contracts. Contracts in a liability position totaling $160 million have been netted against contracts in an asset position in the April 3, 2010 Condensed Consolidated Balance Sheet

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

The fair value of Level 2 investments is primarily determined by reference to market prices based on recent trading activity and other relevant information including pricing for similar securities as determined by third-party pricing services.

The fair values of Level 2 derivatives, which consist of interest rate and foreign currency hedges, are primarily determined based on the present value of future cash flows using internal models that use observable inputs, such as interest rates, yield curves and foreign currency exchange rates. Counterparty credit risk, which is mitigated by master netting agreements and collateral posting arrangements with certain counterparties, did not have a material impact on derivative fair value estimates.

Level 3 residual interests consist of our residual interests in securitized vacation ownership mortgage receivables and are valued using a discounted cash flow model that considers estimated interest rates, discount rates, prepayment, and defaults. There were no material changes in the residual interests in the first six months of fiscal 2010.

Transfers of Financial Assets

Through December 4, 2008, the Company sold mortgage receivables arising from sales of its vacation ownership units under a facility that expired on December 4, 2008 and was not renewed. The Company sold $17 million of mortgage receivables during the three months ended December 27, 2008 which resulted in immaterial gains.

The Company continues to service the sold receivables and has a residual interest in those receivables. As of April 3, 2010, the outstanding principal amount for sold mortgage receivables was $352 million, and the carrying value of the Company’s residual interest, which is recorded in other long-term assets, was $53 million.

The Company repurchases defaulted and certain delinquent mortgage receivables at their outstanding balance. The Company did not make material repurchases in the six months ended April 3, 2010 or March 28, 2009. The Company generally has been able to sell the repurchased vacation ownership units for amounts that exceed the amounts at which they were repurchased.

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

The fair values of cash and cash equivalents, receivables and accounts payable approximated the carrying values. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on broker quotes or quoted market prices or interest rates for the same or similar instruments, and the related carrying amounts are as follows:

	April 3, 2010		October 3, 2009
Asset/(Liability)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Investments	$ 87	$ 87	$ 78	$ 78
Borrowings	(13,241)	(13,177)	(12,701)	(12,643)
Derivatives	292	292	252	252

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

14.	Derivative Instruments

The Company manages its exposure to various risks relating to its ongoing business operations according to a risk management policy. The primary risks managed with derivative instruments are interest rate risk and foreign exchange risk.

The following table summarizes the fair value of the Company’s derivative positions as of April 3, 2010:

	Current Assets	Other Assets	Other Accrued Liabilities	Other Long-Term Liabilities
Derivatives designated as hedges
Foreign exchange	$132	$75	$(137)	$(29)
Interest rate	1	151	—	(2)
Derivatives not designated as hedges
Foreign exchange	80	84	(33)	(15)
Interest rate	—	—	—	(15)

Gross fair value of derivatives	213	310	(170)	(61)
Counterparty netting	(116)	(44)	118	42

Total Derivatives (1)	$97	$266	$(52)	$(19)

The following table summarizes the fair value of the Company’s derivative positions as of October 3, 2009:

	Current Assets	Other Assets	Other Accrued Liabilities	Other Long-Term Liabilities
Derivatives designated as hedges
Foreign exchange	$84	$111	$(115)	$(55)
Interest rate	4	186	—	—
Derivatives not designated as hedges
Foreign exchange	37	127	(70)	(37)
Interest rate	—	—	—	(18)
Other derivative	—	—	(2)	—

Gross fair value of derivatives	125	424	(187)	(110)
Counterparty netting	(98)	(72)	103	67

Total Derivatives (1)	$27	$352	$(84)	$(43)

(1)	Refer to Note 13 for further information on derivative fair values and counterparty netting.

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

The Company designates pay-floating interest rate swaps as fair value hedges of fixed-rate borrowings effectively converting fixed-rate borrowings to variable rate borrowings indexed to LIBOR. As of April 3, 2010 and October 3, 2009, the total notional amount of the Company’s pay-floating interest rate swaps was $1.5 billion and $1.6 billion, respectively. The following table summarizes adjustments related to fair value hedges included in net interest expense in the Consolidated Statements of Income.

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

	Quarter Ended		Six Months Ended
	April 3, 2010	March 28, 2009	April 3, 2010	March 28, 2009
Gain (loss) on interest rate swaps	$3	$(32)	$(40)	$145
Gain (loss) on hedged borrowings	(3)	32	40	(145)

The Company may designate pay-fixed interest rate swaps as cash flow hedges of interest payments on floating-rate borrowings. Pay-fixed swaps effectively convert floating-rate borrowings to fixed-rate borrowings. The unrealized gain or losses from these cash flow hedges are deferred in accumulated other comprehensive income (AOCI) and recognized in interest expense as the interest payments occur. The Company did not have pay-fixed interest rate swaps that were designated as cash flow hedges of interest payments at April 3, 2010 nor at October 3, 2009.

Foreign Exchange Risk Management

The Company transacts business globally and is subject to risks associated with changing foreign currency exchange rates. The Company’s objective is to reduce earnings and cash flow fluctuations associated with foreign currency exchange rate changes, enabling management to focus on core business issues and challenges.

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

The Company designates foreign exchange forward and option contracts as cash flow hedges of firmly committed and forecasted foreign currency transactions. As of April 3, 2010 and October 3, 2009, the notional amount of the Company’s net foreign exchange cash flow hedges was $2.6 billion and $2.8 billion, respectively. Mark to market gains and losses on these contracts are deferred in AOCI and are recognized in earnings when the hedged transactions occur, offsetting changes in the value of the foreign currency transactions. Gains and losses recognized related to ineffectiveness for the six months ended April 3, 2010 and March 28, 2009 were not material. The following table summarizes adjustments to AOCI for foreign exchange cash flow hedges.

	Quarter Ended		Six Months Ended
	April 3, 2010	March 28, 2009	April 3, 2010	March 28, 2009
Gain (loss) recorded in AOCI	$(2)	$133	$(7)	$340
Reclassification of (gains) losses from AOCI into revenues and costs and expenses	6	(71)	34	(133)

Net change in AOCI	$4	$62	$27	$207

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

Foreign exchange risk management contracts with respect to foreign currency assets and liabilities are not designated as hedges and do not qualify for hedge accounting. The notional amount of these foreign exchange contracts at April 3, 2010 and October 3, 2009 was $2.5 billion and $2.1 billion, respectively. For the six months ended April 3, 2010, the impact to net income from these foreign exchange contracts was not material.

Risk Management – Derivatives Not Designated as Hedges

The Company enters into certain other risk management contracts that are not designated as hedges and do not quality for hedge accounting. These contracts, which include pay fixed interest rate swaps and commodity swap contracts, are intended to offset economic exposures of the Company and are carried at market value with any changes in value recorded in earnings.

The notional amount of these contracts at April 3, 2010 and October 3, 2009 was $239 million and $253 million, respectively. For the six months ended April 3, 2010, the impact to net income from other risk management contracts was not material.

Contingent Features

The Company’s derivative financial instruments may require the Company to post collateral in the event that a net liability position with a counterparty exceeds limits defined by contract and varying with Disney’s credit rating. If the Company’s credit ratings were to fall below investment grade, certain counterparties would have the right to terminate our derivative contracts, which could lead to a net payment to or from the Company for the aggregate net value by counterparty of our derivative contracts. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position by counterparty on April 3, 2010 and October 3, 2009 was not material.

15.	Restructuring and Impairment Charges

The Company recorded $176 million of restructuring and impairment charges in the current six months related to organizational and cost structure initiatives primarily at our Studio Entertainment and Media Networks segments. Impairment charges of $96 million, of which $57 million were recorded in the current quarter, consisted of write-offs of capitalized costs primarily related to abandoned film projects and the closure of a studio production facility. Restructuring charges of $80 million, of which $14 million were recorded in the current quarter, were primarily severance and related costs.

In the prior-year six months, the Company recorded $305 million of restructuring and impairment charges which included non-cash impairment charges of $203 million and restructuring costs of $102 million. The most significant of the impairment charges were $108 million related to radio FCC licenses and $46 million related to our investment in UTV Group. The restructuring charges consisted of severance and other related costs as a result of various organizational and cost structure initiatives across our businesses, roughly half of which related to the Parks and Resorts segment. All of the charges were recorded in the second quarter of the prior year.

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

Overview

Seasonality

Business Segment Results

Quarter Results

Six-Month Results

Other Financial Information

Financial Condition

Commitments and Contingencies

Other Matters

Market Risk

OVERVIEW

Our summary consolidated results are presented below:

	Quarter Ended			Six Months Ended
(in millions, except per share data)	April 3, 2010	March 28, 2009	% Change Better/ (Worse)	April 3, 2010	March 28, 2009	% Change Better/ (Worse)
Revenues	$8,580	$8,087	6%	$18,319	$17,686	4%
Costs and expenses	(7,068)	(6,800)	(4) %	(15,393)	(15,182)	(1) %
Restructuring and impairment charges	(71)	(305)	77%	(176)	(305)	42%
Other income	70	—	nm	97	114	(15) %
Net interest expense	(130)	(128)	(2) %	(233)	(267)	13%
Equity in the income of investees	154	147	5%	243	294	(17) %

Income before income taxes	1,535	1,001	53%	2,857	2,340	22%
Income taxes	(537)	(348)	(54) %	(1,015)	(836)	(21) %

Net income	998	653	53%	1,842	1,504	22%
Less: Net income attributable to noncontrolling interests	(45)	(40)	(13) %	(45)	(46)	2%

Net income attributable to Disney	$953	$613	55%	$1,797	$1,458	23%

Diluted earnings per share	$0.48	$0.33	45%	$0.93	$0.78	19%

Quarter Results

Diluted earnings per share (EPS) increased 45% for the quarter driven by improved operating results and an aggregate $0.10 per share net year over year favorable impact from lower restructuring and impairment charges and higher other income as discussed in the following paragraph. These benefits to EPS were partially offset by higher average shares driven by the acquisition of Marvel. Improved operating results reflected the strong performance of Alice in Wonderland in worldwide theatrical markets, the benefit of contractual rate increases and subscriber growth on fees (Affiliate Fees) from Multi-channel Video Service Providers (MVSP) primarily at ESPN, increased guest spending at our domestic parks and resorts and increased licensing revenues at Consumer Products. These increases were partially offset by higher programming and production costs at ESPN, higher broadcast production cost amortization and programming costs, and decreased attendance at our domestic parks.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

The current quarter included restructuring and impairment charges, a gain on the sale of an investment in a pay television service in Central Europe and an accounting gain related to the acquisition of the Disney Stores in Japan, which together had no net impact on EPS. The prior-year quarter included restructuring and impairment charges which had a $0.10 negative impact on EPS.

Six-Month Results

Diluted EPS increased 19% for the six months driven by improved operating results and an aggregate $0.05 per share net year over year favorable impact from lower restructuring and impairment charges and other income as discussed in the following paragraph. These benefits to EPS were partially offset by higher average shares driven by the acquisition of Marvel. Improved operating results reflected higher Affiliate Fees primarily at ESPN, the strong performance of Alice in Wonderland in worldwide theatrical markets, lower distribution and marketing at domestic home entertainment and lower bad debt expense at Media Networks. These increases were partially offset by higher programming and production costs at ESPN and higher broadcast production cost amortization and programming costs.

The current six months included restructuring and impairment charges, gains on the sales of investments in pay television services in Europe and an accounting gain related to the acquisition of the Disney Stores in Japan, which together had a $0.02 negative impact on EPS. The prior year six months included restructuring and impairment charges and a gain on the sale of an investment in two pay television services in Latin America which together had a $0.07 negative impact on EPS.

SEASONALITY

The Company’s businesses are subject to the effects of seasonality. Consequently, the operating results for the quarter and six months ended April 3, 2010 for each business segment, and for the Company as a whole, are not necessarily indicative of results to be expected for the full year.

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

BUSINESS SEGMENT RESULTS

The Company evaluates the performance of its operating segments based on segment operating income, which is shown below along with segment revenues:

	Quarter Ended			Six Months Ended
(in millions)	April 3, 2010	March 28, 2009	%Change Better/ (Worse)	April 3, 2010	March 28, 2009	%Change Better/ (Worse)
Revenues:
Media Networks	$3,844	$3,620	6%	$8,019	$7,523	7%
Parks and Resorts	2,449	2,407	2%	5,111	5,072	1%
Studio Entertainment	1,536	1,435	7%	3,471	3,380	3%
Consumer Products	596	496	20%	1,342	1,269	6%
Interactive Media	155	129	20%	376	442	(15) %

	$8,580	$8,087	6%	$18,319	$17,686	4%

Segment operating income (loss):
Media Networks	$1,306	$1,306	— %	$2,030	$1,961	4%
Parks and Resorts	150	171	(12) %	525	553	(5) %
Studio Entertainment	223	13	>100%	466	200	>100%
Consumer Products	133	97	37%	376	362	4%
Interactive Media	(55)	(61)	10%	(65)	(106)	39%

	$1,757	$1,526	15%	$3,332	$2,970	12%

The following table reconciles segment operating income to income before income taxes:

	Quarter Ended			Six Months Ended
(in millions)	April 3, 2010	March 28, 2009	%Change Better/ (Worse)	April 3, 2010	March 28, 2009	%Change Better/ (Worse)
Segment operating income	$1,757	$1,526	15%	$3,332	$2,970	12%
Corporate and unallocated shared expenses	(91)	(92)	1%	(163)	(172)	5%
Restructuring and impairment charges	(71)	(305)	77%	(176)	(305)	42%
Other income	70	—	nm	97	114	(15) %
Net interest expense	(130)	(128)	(2) %	(233)	(267)	13%

Income before income taxes	$1,535	$1,001	53%	$2,857	$2,340	22%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

Depreciation expense is as follows:

	Quarter Ended		% Change	Six Months Ended		% Change
(in millions)	April 3, 2010	March 28, 2009	Better/ (Worse)	April 3, 2010	March 28, 2009	Better/ (Worse)
Media Networks
Cable Networks	$27	$32	16%	$58	$56	(4) %
Broadcasting	25	22	(14) %	48	44	(9) %

Total Media Networks	52	54	4%	106	100	(6) %

Parks and Resorts
Domestic	198	201	1%	409	406	(1) %
International	83	77	(8) %	171	156	(10) %

Total Parks and Resorts	281	278	(1) %	580	562	(3) %

Studio Entertainment	14	12	(17) %	28	24	(17) %
Consumer Products	8	7	(14) %	14	13	(8) %
Interactive Media	6	10	40%	13	13	— %
Corporate	33	32	(3) %	64	64	— %

Total depreciation expense	$394	$393	— %	$805	$776	(4) %

Media Networks

The following table provides supplemental revenue and segment operating income detail for the Media Networks segment:

	Quarter Ended		% Change	Six Months Ended		% Change
(in millions)	April 3, 2010	March 28, 2009	Better/ (Worse)	April 3, 2010	March 28, 2009	Better/ (Worse)
Revenues:
Cable Networks	$2,412	$2,204	9%	$5,066	$4,656	9%
Broadcasting	1,432	1,416	1%	2,953	2,867	3%

	$3,844	$3,620	6%	$8,019	$7,523	7%

Segment operating income:
Cable Networks	$1,183	$1,144	3%	$1,727	$1,661	4%
Broadcasting	123	162	(24) %	303	300	1%

	$1,306	$1,306	— %	$2,030	$1,961	4%

Revenues

Media Networks revenues increased 6%, or $224 million, to $3.8 billion, consisting of a 9% increase, or $208 million, at the Cable Networks and a 1% increase, or $16 million, at Broadcasting.

Increased Cable Networks revenues were primarily due to growth of $170 million from Affiliate Fees and $33 million from advertising revenues. The increase in Affiliate Fees was primarily due to an increase at ESPN and, to a lesser extent, at the worldwide Disney Channels. The increase at ESPN was due to higher contractual rates and subscriber growth, which was driven by the launch of a new network in the United Kingdom. The increase at the worldwide Disney Channels reflected higher contractual rates and subscriber growth. Higher advertising revenue was driven by an increase at ESPN due to higher sold inventory, partially offset by lower ratings and, to a lesser extent, at the worldwide Disney Channels.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

Increased Broadcasting revenues were primarily due to higher advertising revenues at the owned television stations and higher third party network license fees for Criminal Minds, partially offset by lower primetime and news advertising revenues at the ABC Television Network. Decreased primetime advertising revenues at the ABC Television Network reflected lower ratings, partially offset by higher rates and sold inventory.

Costs and Expenses

Costs and expenses, which consist primarily of programming rights costs, production costs, participation costs, distribution and marketing expenses and general and administrative costs, increased 9%, or $232 million, to $2.7 billion, consisting of a 15% increase, or $176 million, at the Cable Networks and a 4% increase, or $56 million, at Broadcasting. The increase at Cable Networks was driven by higher rights costs at ESPN due to programming costs for the new network in the United Kingdom and increased contractual costs for college basketball and NBA programming as well as higher programming costs and sales and distribution expenses at the worldwide Disney Channels. The increase at Broadcasting reflected higher production cost amortization related to sales of ABC Studios productions and an increase in primetime programming costs at the ABC Television Network, partially offset by lower bad debt expense driven by recoveries of previously reserved syndication customer receivables.

Segment Operating Income

Segment operating income was unchanged from the prior year at $1.3 billion reflecting an increase of $39 million at the Cable Networks offset by a decrease of $39 million at Broadcasting. The increase at the Cable Networks was primarily due to growth at ESPN. The decrease at Broadcasting was primarily due to decreased advertising revenue at the ABC Television Network, higher production cost amortization related to sales of ABC Studios productions and higher primetime programming costs, partially offset by higher advertising revenue at the owned television stations and lower bad debt expense.

Restructuring and impairment charges

The Company recorded charges totaling $10 million and $208 million for the current quarter and prior-year quarter, respectively. The charges in the prior-year quarter were primarily due to $108 million of radio FCC license impairments and $46 million of impairment related to our investment in UTV Group. The charges were reported in “Restructuring and impairment charges” in the Consolidated Statements of Income.

Parks and Resorts

Revenues

Parks and Resorts revenues increased 2%, or $42 million, to $2.4 billion due to increases of $19 million at our domestic operations and $23 million at our international operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

The following table presents attendance, per capita theme park guest spending and hotel statistics for our domestic properties:

	East Coast		West Coast		Total Domestic
	Quarter Ended		Quarter Ended		Quarter Ended
	April 3, 2010	March 28, 2009	April 3, 2010	March 28, 2009	April 3, 2010	March 28, 2009
Parks
(Increase/decrease)
Attendance	(6) %	(1) %	— %	2%	(4) %	— %
Per Capita Guest Spending	5%	(4) %	5%	(10) %	5%	(6) %
Hotels (1)
Occupancy	81%	89%	67%	69%	79%	87%
Available Room Nights (in thousands)	2,195	2,134	221	200	2,416	2,334
Per Room Guest Spending	$218	$199	$296	$320	$224	$207

(1)

Per room guest spending consists of the average daily hotel room rate as well as guest spending on food, beverage and merchandise at the hotels. Hotel statistics include rentals of Disney Vacation Club units.

At our domestic operations, increased revenues reflected higher guest spending partially offset by decreased attendance and occupied room nights at our parks and resorts and higher promotional activity at Disney Cruise Line. Higher guest spending was primarily due to higher average ticket prices. Decreased attendance in part reflected an unfavorable net impact due to a shift in the timing of the New Year’s and Easter Holiday periods relative to our fiscal periods.

Increased revenues at our international operations reflected the favorable impact of foreign currency translation as a result of the weakening of the U.S. dollar against the Euro and increased attendance and hotel occupancy at Hong Kong Disneyland Resort, partially offset by lower attendance and hotel occupancy at Disneyland Paris.

Costs and Expenses

Costs and expenses, which consist primarily of labor, depreciation, costs of merchandise, food and beverage sold, marketing and sales expense, repairs and maintenance and entertainment, increased 3%, or $63 million, to $2.3 billion. Higher costs were driven by increases at Disneyland Paris, the domestic parks and resorts and Disney Cruise Line. The increase at Disneyland Paris was due to the unfavorable impact of foreign currency translation as a result of the weakening of the U.S. dollar against the Euro. The increase at our domestic parks and resorts reflected labor and other cost inflation and higher pension and postretirement medical costs, partially offset by lower volume-related costs and savings from cost mitigation activities. The increase at Disney Cruise Line was due to higher fuel costs.

Segment Operating Income

Segment operating income decreased 12% to $150 million primarily due to a decline at Disney Cruise Line.

Restructuring and impairment charges

The Company recorded charges totaling $52 million in the prior-year quarter for severance and related costs which were reported in “Restructuring and impairment charges” in the Consolidated Statements of Income.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

Studio Entertainment

Revenues

Revenues for the quarter increased 7%, or $101 million, to $1.5 billion primarily due to an increase of $179 million in worldwide theatrical distribution partially offset by a decrease of $82 million in worldwide home entertainment.

The revenue growth in worldwide theatrical distribution reflected the strong performance of Alice in Wonderland in the current quarter compared to the prior-year quarter, which included Bedtime Stories in domestic and international markets and Bolt in international markets.

The decrease in worldwide home entertainment was primarily due to a decline in unit sales of new releases domestically and, to a lesser extent, lower net effective sale prices in international markets. These decreases were partially offset by lower returns on catalog titles. Current quarter domestic titles included Princess and the Frog, Old Dogs and Surrogates while the prior-year quarter included Bolt, Beverly Hills Chihuahua and High School Musical 3: Senior Year.

Costs and Expenses

Costs and expenses, which consist primarily of production cost amortization, distribution and marketing expenses, product costs and participation costs, decreased 8%, or $109 million, primarily due to lower distribution and marketing expenses in worldwide home entertainment driven by cost reduction initiatives and lower domestic unit sales.

Segment Operating Income

Segment operating income increased $210 million to $223 million due to increases in worldwide theatrical distribution.

Restructuring and impairment charges

The Company recorded charges totaling $55 million in the current quarter and $2 million in the prior-year quarter. The current quarter charges were primarily related to the closure of a production facility and are reported in “Restructuring and impairment charges” in the Consolidated Statements of Income.

Consumer Products

Revenues

Revenues for the quarter increased 20%, or $100 million, to $596 million, driven by increases of $47 million at Publishing, $40 million at Merchandise Licensing, and $19 million at our retail business.

The increase at Publishing was driven by sales of Marvel comics and books and Percy Jackson titles. Merchandise Licensing revenue growth was driven by the strong performance of Toy Story and Marvel merchandise. Higher revenues at our retail business were driven by increased comparable store sales at the Disney Stores North America.

Costs and Expenses

Costs and expenses, which consist primarily of cost of sales, salaries and benefits, marketing, and occupancy, increased 16%, or $64 million, primarily due to higher cost of sales at Publishing due to Marvel and intangible asset amortization resulting from the acquisition of Marvel.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

Operating Income

Segment operating income increased 37%, or $36 million, to $133 million, primarily due to higher results at Merchandise Licensing, Publishing and at our retail business.

Restructuring and impairment charges

The Company recorded charges totaling $2 million in the current quarter and $8 million in the prior-year quarter for severance and related costs which were reported in “Restructuring and impairment charges” in the Consolidated Statements of Income.

Interactive Media

Revenues

Interactive Media revenues for the quarter increased 20%, or $26 million, to $155 million primarily due to an increase of $20 million at Disney Online. The revenue growth at Disney Online was driven by increased Club Penguin subscription revenues. Revenues at Disney Interactive Studios were comparable to the prior-year quarter as higher unit sales were offset by lower net effective pricing due to higher sales mix of catalog titles.

Costs and Expenses

Costs and expenses, which consist primarily of video game and internet product development costs, cost of sales, distribution and marketing expenses, general and administrative costs, and technology infrastructure costs, increased 9%, or $17 million, to $210 million.

Higher costs and expenses were primarily due to higher product development and sales and marketing costs at Disney Online, partially offset by decreased video game inventory costs.

Operating Loss

Segment operating loss decreased 10% to $55 million due to higher Club Penguin subscription revenues and lower video game cost of sales, partially offset by higher internet product development and sales and marketing costs.

Restructuring and impairment charges

The Company recorded charges totaling $29 million in the prior-year quarter primarily for goodwill impairment which were reported in “Restructuring and impairment charges” in the Consolidated Statements of Income.

BUSINESS SEGMENT RESULTS – Six Month Results

Media Networks

Revenues

Media Networks revenues increased 7%, or $496 million, to $8.0 billion, consisting of a 9% increase, or $410 million, at the Cable Networks and a 3% increase, or $86 million, at Broadcasting.

Increased Cable Networks revenues were primarily due to growth of $339 million from Affiliate Fees and $77 million from advertising revenues. The increase in Affiliate Fees was primarily due to increases at ESPN resulting from higher contractual rates and subscriber growth, including growth from the launch of a new network in the United Kingdom and, to a lesser extent, at the worldwide Disney Channels due to rate increases domestically and subscriber growth internationally. Higher advertising revenue was due to an increase at ESPN driven by higher sold inventory, partially offset by lower rates.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

Increased Broadcasting revenues were primarily due to higher revenues from ABC Studios productions driven by increased international sales led by Ugly Betty and Ghost Whisperer and higher third party network license fees for Criminal Minds, partially offset by decrease advertising revenue. Lower advertising revenue reflected lower primetime advertising revenues at the ABC Television Network, partially offset by higher sports advertising revenues from the college Bowl Championship Series (BCS) national championship game, which was not broadcast by ABC in the prior year, and an increase at the owned television stations.

Costs and Expenses

Costs and expenses increased 7%, or $386 million, to $6.2 billion, consisting of a 9% increase, or $305 million, at the Cable Networks and a 3% increase, or $81 million, at Broadcasting. The increase at Cable Networks was driven by higher rights and production costs at ESPN due to programming costs for the new network in the United Kingdom and increased contractual costs for college basketball, college football, NFL and NBA programming and higher programming costs at the worldwide Disney Channel. The increase at Broadcasting reflected higher production cost amortization driven by increased sales of ABC Studios productions and an increase in programming costs at the ABC Television Network, including costs for the BCS national championship game. These increases were partially offset by the absence of a bad debt charge which was recorded in the prior year in connection with the bankruptcy of a syndication customer.

Segment Operating Income

Segment operating income increased 4% to $2.0 billion due to increases of $66 million at Cable Networks and $3 million at Broadcasting. The increase at the Cable Networks was primarily due to growth at ESPN. The increase at Broadcasting was primarily due the absence of a bad debt charge which was recorded in the prior year in connection with the bankruptcy of a syndication customer and higher advertising revenue at the owned television stations, partially offset by decreased primetime advertising revenue at the ABC Television Network.

Restructuring and impairment charges

The Company recorded charges totaling $44 million and $208 million for the current and prior year six-month periods, respectively. The charges in the current six-month period related to severance and related costs, while the charges in the prior-year six-month period were primarily due to $108 million of radio FCC license impairments and $46 million of impairment related to our investment in UTV Group. These charges were reported in “Restructuring and impairment charges” in the Consolidated Statements of Income.

Parks and Resorts

Revenues

Parks and Resorts revenues increased 1%, or $39 million, to $5.1 billion due to increases of $17 million at our domestic operations and $22 million at our international operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

The following table presents attendance, per capita theme park guest spending, and hotel statistics for our domestic properties:

	East Coast		West Coast		Total Domestic
	Six Months Ended		Six Months Ended		Six Months Ended
	April 3, 2010	March 28, 2009	April 3, 2010	March 28, 2009	April 3, 2010	March 28, 2009
Parks
(Increase/decrease)
Attendance	(1) %	(3) %	10%	(2) %	3%	(3) %
Per Capita Guest Spending	— %	(2) %	1%	(7) %	— %	(3) %
Hotels (1)
Occupancy	81%	87%	72%	77%	80%	86%
Available Room Nights (in thousands)	4,363	4,245	439	399	4,802	4,644
Per Room Guest Spending	$221	$209	$303	$327	$228	$218

(1)

Per room guest spending consists of the average daily hotel room rate as well as guest spending on food, beverage and merchandise at the hotels. Hotel statistics include rentals of Disney Vacation Club units.

At our domestic operations, increased revenues reflected higher attendance and guest spending at our parks and resorts, partially offset by decreased sales of ownership interests at Disney Vacation Club, decreased occupied room nights at our resorts and higher promotional activity at Disney Cruise Line. Higher guest spending was primarily due to higher average ticket prices and daily hotel room rates, partially offset by lower food, beverage and merchandise spending.

Increased revenues at our international operations reflected the favorable impact of foreign currency translation as a result of the weakening of the U.S. dollar against the Euro, partially offset by decreased attendance and occupied room nights at Disneyland Paris.

Costs and Expenses

Costs and expenses increased 1%, or $67 million, to $4.6 billion. Higher costs were driven by increases at Disneyland Paris and the domestic parks and resorts, partially offset by a decrease at Disney Vacation Club. The increase at Disneyland Paris was due to the unfavorable impact of foreign currency translation as a result of the weakening of the U.S. dollar against the Euro. The increase at our domestic parks and resorts reflected labor and other cost inflation and higher pension and postretirement medical costs, partially offset by savings from cost mitigation activities and lower volume-related expenses. The decrease at Disney Vacation Club reflected lower cost of vacation ownership interests due to decreased sales.

Segment Operating Income

Segment operating income decreased 5% to $525 million driven by a decrease at Disneyland Paris.

Restructuring and impairment charges

The Company recorded charges totaling $52 million in the prior-year six-month period for severance and related costs which were reported in “Restructuring and impairment charges” in the Consolidated Statements of Income.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

Studio Entertainment

Revenues

Revenues increased 3%, or $91 million, to $3.5 billion driven by an increase of $281 million in worldwide theatrical distribution, partially offset by a decrease of $155 million in worldwide home entertainment.

The revenue growth in worldwide theatrical distribution reflected the strong performance of Alice in Wonderland in the current period. Other significant current period titles included A Christmas Carol and Princess and the Frog while the prior-year period included Bolt and High School Musical 3: Senior Year.

The decrease in worldwide home entertainment was primarily due to lower net effective sales prices and decreased television series DVD unit sales internationally and a decline in unit sales of new releases domestically. Key current period titles included Up, Snow White Diamond Release and Tinker Bell And The Lost Treasure while the prior-year period included WALL-E, The Chronicles of Narnia: Prince Caspian and Tinker Bell.

Costs and Expenses

Costs and expenses decreased 6%, or $175 million, primarily due to a decrease in worldwide home entertainment partially offset by an increase in international theatrical distribution.

Lower costs and expenses in worldwide home entertainment were primarily due to decreased distribution and marketing expenses resulting from cost reduction initiatives and lower unit sales in the domestic market. The increase in international theatrical distribution was due to higher amortization and marketing expenses driven by more titles in wide release in the current period.

Segment Operating Income

Segment operating income increased $266 million to $466 million due to higher results in domestic home entertainment and worldwide theatrical distribution.

Restructuring and impairment charges

The Company recorded charges totaling $122 million for the current six months and $2 million in the prior year six-month period. The current-year six month charges were primarily related to the write-off of capitalized costs related to abandoned film projects, the closure of a production facility and, severance and related costs which are reported in “Restructuring and impairment charges” in the Consolidated Statements of Income.

Consumer Products

Revenues

Revenues for the six months increased 6%, or $73 million, to $1.3 billion, primarily due to increases of $38 million at Publishing driven by sales of Marvel comics and books and $36 million at our retail business driven by higher comparable store sales at the Disney Stores North America.

Merchandise Licensing revenues were comparable to the prior-year period as the strong performance of Toy Story merchandise and revenues from Marvel properties were offset by lower performance of High School Musical and Hannah Montana merchandise.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

Costs and Expenses

Costs and expenses increased 7%, or $59 million primarily due to higher cost of sales at Publishing due to Marvel, and an increase at our international retail operations driven by unfavorable foreign currency impacts.

Segment Operating Income

Segment operating income increased 4%, or $14 million, to $376 million, primarily due to an increase at The Disney Stores North America.

Restructuring and impairment charges

The Company recorded charges totaling $2 million in the current six months and $8 million in the prior-year six-month period for severance and related costs which were reported in “Restructuring and impairment charges” in the Consolidated Statements of Income.

Interactive Media

Revenues

Revenues for the six months decreased 15%, or $66 million, to $376 million primarily due to a decrease of $99 million at Disney Interactive Studios partially offset by an increase of $31 million at Disney Online.

The decrease at Disney Interactive Studios was primarily due to lower unit sales of self-published video games reflecting the strong performance of High School Musical 3 and Sing It in the prior-year period. The revenue growth at Disney Online was driven by higher subscription revenues at Club Penguin and increased advertising sales.

Costs and Expenses

Costs and expenses decreased 20%, or $110 million, to $441 million driven by a decrease at Disney Interactive Studios partially offset by higher development costs at Disney Online.

The decrease at Disney Interactive Studios was primarily due to lower costs of sales driven by the decline in video game unit sales, lower inventory costs and reduced marketing expenses.

Operating Loss

Segment operating loss decreased 39% to $65 million due to improvements at Disney Interactive Studios and Disney Online.

Restructuring and impairment charges

The Company recorded charges totaling $29 million in the prior-year six-month period primarily for goodwill impairment which was reported in “Restructuring and impairment charges” in the Consolidated Statements of Income.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

OTHER FINANCIAL INFORMATION

Corporate and Unallocated Shared Expenses

Corporate and unallocated shared expenses are as follows:

	Quarter Ended		% Change Better/ (Worse)	Six Months Ended		% Change Better/ (Worse)
(in millions)	April 3, 2010	March 28, 2009		April 3, 2010	March 28, 2009
Corporate and unallocated shared expenses	$91	$92	1%	$163	$172	5%

Net Interest Expense

Net interest expense is as follows:

	Quarter Ended		% Change Better/ (Worse)	Six Months Ended		% Change Better/ (Worse)
(in millions)	April 3, 2010	March 28, 2009		April 3, 2010	March 28, 2009
Interest expense	$(147)	$(150)	2%	$(265)	$(318)	17%
Interest and investment income	17	22	(23) %	32	51	(37) %

Net interest expense	$(130)	$(128)	(2) %	$(233)	$(267)	13%

The decrease in interest expense for the quarter and six months was primarily due to lower effective interest rates. For the quarter, the decrease in interest expense was partially offset by expense related to the early redemption of a film financing borrowing.

The decrease in interest and investment income for the quarter and six months was primarily due to lower effective interest rates.

Income Taxes

The effective income tax rate is as follows:

	Quarter Ended		Change Better/ (Worse)	Six Months Ended		Change Better/ (Worse)
	April 3, 2010	March 28, 2009		April 3, 2010	March 28, 2009
Effective Income Tax Rate	35.0%	34.8%	(0.2) ppt	35.5%	35.7%	0.2 ppt

The effective income tax rate for the current-year quarter and six months was comparable to the rate for the respective prior-year periods. The current-year periods were impacted by the favorable resolution of certain prior-year income tax matters, largely offset by a $72 million charge related to the enactment of health care reform legislation in March 2010. Under this legislation the Company’s deductions for retiree prescription drug benefits will be reduced by the amount of Medicare Part D drug subsidies received beginning in fiscal year 2014. Under applicable accounting rules, the Company is required to reduce its existing deferred tax asset, which was established for the future deductibility of retiree prescription drug benefit costs, to reflect the lost deductions. The reduction must be recorded as a charge to earnings in the period the legislation is enacted.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

FINANCIAL CONDITION

The change in cash and cash equivalents is as follows:

	Six Months Ended
(in millions)	April 3, 2010	March 28, 2009	Change Better/(Worse)
Cash provided by operations	$2,489	$2,067	$422
Cash used in investing activities	(2,978)	(713)	(2,265)
Cash provided by (used by) financing activities	147	(986)	1,133

(Decrease)/increase in cash and cash equivalents	$(342)	$368	$(710)

Operating Activities

The increase in cash provided by operations was driven by higher segment operating results.

Film and Television Costs

The Company’s Studio Entertainment and Media Networks segments incur costs to acquire and produce film and television programming. Film and television production costs include all internally produced content such as live action and animated feature films, animated direct-to-video programming, television series, television specials, theatrical stage plays or other similar product. Programming costs include film or television product licensed for a specific period from third parties for airing on the Company’s broadcast, cable networks and television stations. Programming assets are generally recorded when the programming becomes available to us with a corresponding increase in programming liabilities. Accordingly, we analyze our programming assets net of the related liability.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

The Company’s film and television production and programming activity for the six months ended April 3, 2010 and March 28, 2009 are as follows:

	Six Months Ended
(in millions)	April 3, 2010	March 28, 2009
Beginning balances:
Production and programming assets	$5,756	$5,935
Programming liabilities	(1,040)	(1,108)

	4,716	4,827

Spending:
Film and television production	1,796	1,807
Broadcast programming	2,639	2,246

	4,435	4,053

Amortization:
Film and television production	(1,684)	(1,576)
Broadcast programming	(2,270)	(1,940)

	(3,954)	(3,516)

Change in film and television production and programming costs	481	537
Other non-cash activity	62	(44)

Ending balances:
Production and programming assets	6,141	6,374
Programming liabilities	(882)	(1,054)

	$5,259	$5,320

Investing Activities

Cash used by investing activities during the six months ended April 3, 2010 of $3.0 billion included $2.3 billion for the cash portion of the Marvel Entertainment, Inc. acquisition (see Note 3 to the Condensed Consolidated Financial Statements for further details) and $807 million of investments in parks, resorts and other property, partially offset by proceeds totaling $115 million from the sales of investments in pay television services in Europe.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

During the six months ended April 3, 2010 and March 28, 2009, investment in parks, resorts and other properties were as follows:

	Six Months Ended
(in millions)	April 3, 2010	March 28, 2009
Media Networks
Cable Networks	$31	$51
Broadcasting	29	64

Total Media Networks	60	115

Parks and Resorts
Domestic	559	457
International	85	46

Total Parks and Resorts	644	503

Studio Entertainment	38	83
Consumer Products	24	13
Interactive Media	7	10
Corporate	34	25

Total investment in parks, resorts and other property	$807	$749

The increase in capital expenditures for the six months reflected the expansion at Disney’s California Adventure and Hong Kong Disneyland, the construction of a Disney Vacation Resort in Hawaii and higher construction progress payments on two new cruise ships, partially offset by the construction of broadcast and film production facilities in the prior-year six month period.

Financing Activities

Cash provided by financing activities during the six months ended April 3, 2010 of $147 million reflected proceeds from stock option exercises and net borrowings, partially offset by dividend payments and repurchases of common stock. The change in cash provided by/used in financing activities from the prior-year six-month period was driven by higher proceeds from stock option exercises and net borrowings and the purchase in the prior-year six-month period of additional interests in Jetix Europe N.V. which was included in “Other financing activities” in the Consolidated Statement of Cash Flows.

During the six months ended April 3, 2010, the Company’s borrowing activity was as follows:

	October 3, 2009	Additions	Payments	Other Activity	April 3, 2010
Commercial paper borrowings	$—	$974	$—	$—	$974
U.S. medium-term notes	7,618	—	—	2	7,620
European medium-term notes	347	—	(88)	(8)	251
Other foreign currency denominated debt	904	—	—	(4)	900
Film financing	350	—	(93)	18	275
Other	614	—	—	(32)	582
Euro Disney borrowings(1)	2,344	—	(62)	(140)	2,142
Hong Kong Disneyland borrowings	524	—	—	(27)	497

Total	$12,701	$974	$(243)	$(191)	$13,241

(1)	The other activity is primarily the impact of foreign currency translation as a result of the strengthening of the U.S. dollar against the Euro.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

The Company’s bank facilities as of April 3, 2010 were as follows:

(in millions)	Committed Capacity	Capacity Used	Unused Capacity
Bank facilities expiring February 2011	$2,225	$235	$1,990
Bank facilities expiring February 2013	2,250	—	2,250

Total	$4,475	$235	$4,240

These bank facilities allow for borrowings at LIBOR-based rates plus a spread, which depends on the Company’s public debt rating and can range from 0.18% to 4.50%. As of April 3, 2010, the Company had not borrowed under these bank facilities. The Company also has the ability to issue up to $800 million of letters of credit under the facility expiring in February 2011, which if utilized, reduces available borrowings under this facility. As of April 3, 2010, $235 million of letters of credit had been issued under this facility.

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

During the six months ended April 3, 2010, the Company repurchased 8 million shares of its common stock for approximately $240 million. As of April 3, 2010, the Company had remaining authorization in place to repurchase approximately 171 million additional shares. The repurchase program does not have an expiration date.

We believe that the Company’s financial condition is strong and that its cash balances, other liquid assets, operating cash flows, access to debt and equity capital markets and borrowing capacity, taken together, provide adequate resources to fund ongoing operating requirements and future capital expenditures related to the expansion of existing businesses and development of new projects. However, the Company’s operating cash flow and access to the capital markets can be impacted by macroeconomic factors outside of its control. In addition to macroeconomic factors, the Company’s borrowing costs can be impacted by short and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on the Company’s performance as measured by certain credit metrics such as interest coverage and leverage ratios. As of April 3, 2010, Moody’s Investors Service’s long and short-term debt ratings for the Company were A2 and P-1, respectively, with stable outlook; Standard & Poor’s long and short-term debt ratings for the Company were A and A-1, respectively, with negative outlook; and Fitch’s long and short-term debt ratings for the Company were A and F-1, respectively, with stable outlook. The Company’s bank facilities contain only one financial covenant, relating to interest coverage, which the Company met on April 3, 2010, by a significant margin. The Company’s bank facilities also specifically exclude certain entities, such as Euro Disney and Hong Kong Disneyland, from any representations, covenants or events of default.

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

Guarantees

See Note 11 to the Condensed Consolidated Financial Statements for information regarding the Company’s guarantees.

Tax Matters

As disclosed in Note 10 to the Consolidated Financial Statements in the 2009 Annual Report on Form 10-K as amended on Form 8-K dated February 18, 2010, the Company has exposure for certain tax matters.

Contractual Commitments

Refer to Note 15 in the Consolidated Financial Statements in the 2009 Annual Report on Form 10-K as amended on Form 8-K dated February 18, 2010 for information regarding the Company’s contractual commitments.

OTHER MATTERS

Accounting Policies and Estimates

We believe that the application of the following accounting policies, which are important to our financial position and results of operations, require significant judgments and estimates on the part of management. For a summary of our significant accounting policies, including the accounting policies discussed below, see Note 2 to the Consolidated Financial Statements in the 2009 Annual Report on Form 10-K as amended on Form 8-K dated February 18, 2010.

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

Revenue Recognition

The Company has revenue recognition policies for its various operating segments that are appropriate to the circumstances of each business. See Note 2 to the Consolidated Financial Statements in the 2009 Annual Report on Form 10-K as amended on Form 8-K dated February 18, 2010 for a summary of these revenue recognition policies.

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

Pension and Postretirement Medical Plan Actuarial Assumptions

The Company’s pension and postretirement medical benefit obligations and related costs are calculated using a number of actuarial assumptions. Two critical assumptions, the discount rate and the expected return on plan assets, are important elements of expense and/or liability measurement which we evaluate annually. Refer to the 2009 Annual Report on Form 10-K as amended on Form 8-K dated February 18, 2010 for estimated impacts of changes in these assumptions. Other assumptions include the healthcare cost trend rate and employee demographic factors such as retirement patterns, mortality, turnover and rate of compensation increase.

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

Contingencies and Litigation

We are currently involved in certain legal proceedings and, as required, have accrued estimates of the probable and estimable losses for the resolution of these claims. These estimates have been developed in consultation with outside counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings. See Note 11 to the Condensed Consolidated Financial Statements for information on litigation exposure.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

Income Tax Audits

As a matter of course, the Company is regularly audited by federal, state and foreign tax authorities. From time to time, these audits result in proposed assessments. Our determinations regarding the recognition of income tax liabilities and benefits are made in consultation with outside tax and legal counsel where appropriate and are based upon the technical merits of our tax positions in consideration of applicable tax statutes and related interpretations and precedents and upon the expected outcome of proceedings (or negotiations) with taxing and legal authorities. The tax liabilities or benefits ultimately realized by the Company may differ from those recognized in our financial statements based on a number of factors, including the Company’s decision to settle rather than litigate a matter, relevant legal precedents related to similar matters and the Company’s success in supporting its filing positions with taxing authorities.

Stock Option Compensation Expense

Compensation expense for stock options is estimated on the date of grant using a binomial valuation model. The weighted average assumptions used in the binomial valuation model during the six months ended April 3, 2010 were 32% for the expected volatility, 1.4 for the expected exercise multiple (the multiple of exercise price to grant price at which exercises are expected to occur on average) and 3% for the expected termination rate. Although the initial fair value of stock options is not adjusted after the grant date, changes in the Company’s assumptions may change the estimated fair value of and therefore, the expense related to future stock option grants. The assumptions that cause the greatest variation in fair value in the binomial valuation model are the assumed volatility and expected exercise multiple. Increases or decreases in either the assumed volatility or expected exercise multiple will cause the binomial option value to increase or decrease, respectively.

The volatility assumption considers both historical and implied volatility and may be impacted by the Company’s performance as well as changes in economic and market conditions. The expected exercise multiple may be influenced by the Company’s future stock performance, stock price volatility and employee turnover rate. Refer to the 2009 Annual Report on Form 10-K as amended on Form 8-K dated February 18, 2010 for estimated impacts of changes in these assumptions.

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

Based on their evaluation as of April 3, 2010, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

There have been no changes in our internal controls over financial reporting during the second quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION (continued)

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended April 3, 2010:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 3, 2010 – February 3, 2010	508,920	$30.98	—	178 million
February 4, 2009 – March 3, 2010	3,890,021	30.84	3,775,900	174 million
March 4, 2010 – April 3, 2010	3,024,406	33.67	2,930,200	171 million

Total	7,423,347	32.00	6,706,100	171 million

(1)

717,247 shares were purchased on the open market to provide shares to participants in the Walt Disney Investment Plan (WDIP) and Employee Stock Purchase Plan (ESPP). These purchases were not made pursuant to a publicly announced repurchase plan or program.

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
James A. Rasulo, Senior Executive Vice President and Chief Financial Officer

May 11, 2010

Burbank, California

INDEX OF EXHIBITS

Number and Description of Exhibit (Numbers Coincide with Item 601 of Regulation S-K)		Document Incorporated by Reference from a Previous Filing or Filed Herewith, as Indicated below

3.1	Restated Certificate of Incorporation	Exhibit 3.1 to the Current Report on Form 8-K of the Company filed March 16, 2010

3.2	Bylaws	Exhibit 3.2 to the Current Report on Form 8-K of the Company filed March 16, 2010

10.1	Three-Year Credit Agreement dated as of February 22, 2010.	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed February 25, 2010

10.2	Amended and Restated 2005 Stock Incentive Plan	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed March 16, 2010

31(a)	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31(b)	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32(a)	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished

32(b)	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2010 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statement of Equity and (v) related notes, tagged as blocks of text	Furnished

*    A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.