Form 10-Q
period 2010-07-03
WALT DISNEY CO/
filed 2010-08-10
CIK 1001039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 3, 2010	Commission File Number 1-11605

Incorporated in Delaware	I.R.S. Employer Identification
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

Yes             No    X

There were 1,912,606,953 shares of common stock outstanding as of August 3, 2010.

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

THE WALT DISNEY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited; in millions, except per share data)

	Quarter Ended		Nine Months Ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009

Revenues	$10,002	$8,596	$28,321	$26,282

Costs and expenses	(7,723)	(6,998)	(23,116)	(22,180)

Restructuring and impairment charges	(36)	(21)	(212)	(326)

Other income	43	—	140	114

Net interest expense	(89)	(75)	(322)	(342)

Equity in the income of investees	139	155	382	449

Income before income taxes	2,336	1,657	5,193	3,997

Income taxes	(831)	(626)	(1,846)	(1,462)

Net income	1,505	1,031	3,347	2,535

Less: Net income attributable to noncontrolling interests	(174)	(77)	(219)	(123)

Net income attributable to The Walt Disney Company (Disney)	$1,331	$954	$3,128	$2,412

Earnings per share attributable to Disney:
Diluted	$0.67	$0.51	$1.60	$1.29

Basic	$0.68	$0.51	$1.63	$1.30

Weighted average number of common and common equivalent shares outstanding:
Diluted	1,978	1,874	1,951	1,871

Basic	1,945	1,857	1,917	1,855

See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited; in millions, except per share data)

	July 3, 2010	October 3, 2009
ASSETS
Current assets
Cash and cash equivalents	$2,951	$3,417
Receivables	5,744	4,854
Inventories	1,322	1,271
Television costs	731	631
Deferred income taxes	1,162	1,140
Other current assets	691	576

Total current assets	12,601	11,889
Film and television costs	4,825	5,125
Investments	2,587	2,554
Parks, resorts and other property, at cost
Attractions, buildings and equipment	32,036	32,475
Accumulated depreciation	(17,808)	(17,395)

	14,228	15,080
Projects in progress	1,811	1,350
Land	1,115	1,167

	17,154	17,597

Intangible assets, net	5,065	2,247
Goodwill	23,709	21,683
Other assets	2,364	2,022

Total assets	$68,305	$63,117

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and other accrued liabilities	$5,100	$5,616
Current portion of borrowings	1,823	1,206
Unearned royalties and other advances	2,566	2,112

Total current liabilities	9,489	8,934

Borrowings	10,804	11,495
Deferred income taxes	3,246	1,819
Other long-term liabilities	5,165	5,444
Commitments and contingencies
Disney Shareholders’ equity
Preferred stock, $.01 par value
Authorized – 100 million shares, Issued – none
Common stock, $.01 par value
Authorized – 4.6 billion shares and 3.6 billion shares, Issued – 2.7 billion shares and 2.6 billion shares at July 3, 2010 and October 3, 2009, respectively	28,542	27,038
Retained earnings	33,493	31,033
Accumulated other comprehensive loss	(1,593)	(1,644)

	60,442	56,427
Treasury stock, at cost, 767.7 million shares at July 3, 2010 and 781.7 million shares at October 3, 2009	(22,483)	(22,693)

Total Disney Shareholders’ equity	37,959	33,734
Noncontrolling interests	1,642	1,691

Total equity	39,601	35,425

Total liability and equity	$68,305	$63,117

See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in millions)

	Nine Months Ended
	July 3, 2010	June 27, 2009
OPERATING ACTIVITIES
Net income	$3,347	$2,535
Depreciation and amortization	1,279	1,206
Gains on dispositions	(118)	(114)
Deferred income taxes	464	283
Equity in the income of investees	(382)	(449)
Cash distributions received from equity investees	350	375
Net change in film and television costs	31	(280)
Equity-based compensation	391	336
Impairment charges	126	206
Other	13	(72)
Changes in operating assets and liabilities:
Receivables	(711)	506
Inventories	(1)	(71)
Other assets	112	(382)
Accounts payable and other accrued liabilities	(319)	(414)
Income taxes	(210)	(84)

Cash provided by operations	4,372	3,581

INVESTING ACTIVITIES
Investments in parks, resorts and other property	(1,313)	(1,127)
Proceeds from dispositions	170	185
Acquisitions	(2,280)	(169)
Other	(40)	1

Cash used in investing activities	(3,463)	(1,110)

FINANCING ACTIVITIES
Commercial paper borrowings/(repayments), net	794	(1,985)
Borrowings	—	1,747
Reduction of borrowings	(579)	(795)
Dividends	(653)	(648)
Repurchases of common stock	(1,489)	(104)
Exercise of stock options and other	552	(559)

Cash used in financing activities	(1,375)	(2,344)

(Decrease)/increase in cash and cash equivalents	(466)	127
Cash and cash equivalents, beginning of period	3,417	3,001

Cash and cash equivalents, end of period	$2,951	$3,128

See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(unaudited; in millions)

	Quarter Ended
	July 3, 2010			June 27, 2009
	Disney Shareholders	Non- controlling Interests	Total Equity	Disney Shareholders	Non- controlling Interests	Total Equity

Beginning Balance	$37,480	$1,489	$38,969	$33,272	$1,027	$34,299

Net income	1,331	174	1,505	954	77	1,031

Other comprehensive income:
Market value adjustments for hedges and investments	(22)	—	(22)	(110)	—	(110)
Pension and postretirement medical adjustments	31	—	31	(8)	—	(8)
Foreign currency translation and other	(43)	(20)	(63)	49	(7)	42

Other comprehensive income	(34)	(20)	(54)	(69)	(7)	(76)

Comprehensive income	1,297	154	1,451	885	70	955

Equity compensation activity	436	—	436	139	—	139

Common stock repurchases	(1,249)	—	(1,249)	—	—	—

Acquisition of Jetix	—	—	—	—	(2)	(2)

Distributions and other	(5)	(1)	(6)	—	7	7

Ending Balance	$37,959	$1,642	$39,601	$34,296	$1,102	$35,398

See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (cont’d)

(unaudited; in millions)

	Nine Months Ended
	July 3, 2010			June 27, 2009
	Disney Shareholders	Non- controlling Interests	Total Equity	Disney Shareholders	Non- controlling Interests	Total Equity

Beginning Balance	$33,734	$1,691	$35,425	$32,323	$1,344	$33,667

Net income	3,128	219	3,347	2,412	123	2,535

Other comprehensive income:
Market value adjustments for hedges and investments	(2)	—	(2)	26	—	26
Pension and postretirement medical adjustments	121	—	121	(17)	—	(17)
Foreign currency translation and other	(68)	(34)	(102)	(50)	(26)	(76)

Other comprehensive income	51	(34)	17	(41)	(26)	(67)

Comprehensive income	3,179	185	3,364	2,371	97	2,468

Equity compensation activity	1,306	—	1,306	287	—	287

Dividends	(653)	—	(653)	(648)	—	(648)

Common stock repurchases	(1,489)	—	(1,489)	(104)	—	(104)

Acquisition of Jetix	—	—	—	—	(86)	(86)

Acquisition of Marvel	1,887	90	1,977	—	—	—

Adoption of new pension and postretirement medical plan measurement date (net of tax of $37 million)	—	—	—	65	—	65

Distributions and other	(5)	(324)	(329)	2	(253)	(251)

Ending Balance	$37,959	$1,642	$39,601	$34,296	$1,102	$35,398

See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

1.	Principles of Consolidation

These Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. We believe that we have included all normal recurring adjustments necessary for a fair statement of the results for the interim period. Operating results for the quarter and nine months ended July 3, 2010 are not necessarily indicative of the results that may be expected for the year ending October 2, 2010. Certain reclassifications have been made in the prior year financial statements to conform to the current year presentation.

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

	Quarter Ended		Nine Months Ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Revenues(1) :
Media Networks	$4,729	$3,961	$12,748	$11,484
Parks and Resorts	2,831	2,751	7,942	7,823
Studio Entertainment	1,639	1,261	5,110	4,641
Consumer Products	606	510	1,948	1,779
Interactive Media	197	113	573	555

	$10,002	$8,596	$28,321	$26,282

Segment operating income (loss) (1):
Media Networks	$1,885	$1,319	$3,915	$3,280
Parks and Resorts	477	521	1,002	1,074
Studio Entertainment	123	(12)	589	188
Consumer Products	117	96	493	458
Interactive Media	(65)	(75)	(130)	(181)

	$2,537	$1,849	$5,869	$4,819

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

(1)

Studio Entertainment segment revenues and operating income include an allocation of Consumer Products and Interactive Media revenues which is meant to reflect royalties on sales of merchandise based on certain Studio film properties. The increases/(decreases) related to these allocations on segment revenues and operating income as reported in the above table are as follows:

	Quarter Ended		Nine Months Ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Studio Entertainment	$51	$21	$136	$98
Consumer Products	(50)	(20)	(129)	(85)
Interactive Media	(1)	(1)	(7)	(13)

	$—	$—	—	$—

A reconciliation of segment operating income to income before income taxes is as follows:

	Quarter Ended		Nine Months Ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Segment operating income	$2,537	$1,849	$5,869	$4,819
Corporate and unallocated shared expenses	(119)	(96)	(282)	(268)
Restructuring and impairment charges	(36)	(21)	(212)	(326)
Other income	43	—	140	114
Net interest expense	(89)	(75)	(322)	(342)

Income before income taxes	$2,336	$1,657	$5,193	$3,997

3.	Acquisitions

The Disney Store Japan

On March 31, 2010, the Company acquired all of the outstanding shares of Retail Networks Company Limited (The Disney Store Japan) in exchange for a $17 million note. At the time of the acquisition, The Disney Store Japan had a cash balance of $13 million. In connection with the acquisition, the Company recognized a $22 million non-cash gain from the deemed termination of the existing licensing arrangement. The gain is reported in “Other income” in the fiscal 2010 Condensed Consolidated Statement of Income.

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

Jetix Europe

In December 2008, the Company acquired an additional 26% interest in Jetix Europe N.V., a publicly traded pan-European kids’ entertainment company, for approximately $354 million (bringing our total ownership interest to over 99%). The Company currently intends to acquire the remaining outstanding shares through statutory buy-out proceedings.

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

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

In fiscal 2009, the Company recorded non-cash impairment charges totaling $65 million, based on the Company’s internal valuation of the UTV business, which was estimated using a discounted cash flow model. The trading value of UTV stock has experienced considerable fluctuation, and the Company’s carrying value of its investment in the UTV Group, which is $252 million as of July 3, 2010, has exceeded the trading value by a significant amount at times. The Company will continue to monitor the recoverability of its investment in the UTV Group.

In January 2010, UTV issued additional stock in exchange for the outstanding noncontrolling interest of one of its subsidiaries diluting the Company’s direct interest in UTV to 50% (39% voting interest) while increasing the indirect interest in the subsidiary.

Goodwill

The changes in the carrying amount of goodwill for the nine months ended July 3, 2010, are as follows:

	Media Networks	Parks and Resorts	Studio Entertainment	Consumer Products	Interactive Media	Total
Goodwill	$15,744	$172	$4,737	$422	$637	$21,712
Accumulated Impairments	—	—	—	—	(29)	(29)

Balance at Oct. 3, 2009	15,744	172	4,737	422	608	21,683
Acquisitions (1)	—	—	528	1,499	271	2,298
Disposition	(3)	—	—	(9)	—	(12)
Other, net (2)	(8)	(1)	(250)	(1)	—	(260)

Balance at Jul. 3, 2010	$15,733	$171	$5,015	$1,911	$879	$23,709

(1)	During the nine months ended July 3, 2010, the Company completed the acquisition of Marvel and recorded $2,269 million of goodwill. See discussion above on the Marvel acquisition.
(2)

On July 29, 2010, the Company entered into an agreement to sell the majority of the assets of the Miramax business. The Miramax assets along with $232 million of allocable goodwill have been classified as held for sale and reported in “Other Assets” in the fiscal 2010 Condensed Consolidated Balance Sheet. See Note 16 for further details.

Intangibles

The Company’s intangible assets are as follows:

	July 3, 2010	October 3, 2009
Copyrights and other character intangibles	$3,115	$358
Other amortizable intangible assets	301	296
Accumulated amortization	(325)	(249)

Net amortizable intangible assets	3,091	405

FCC licenses	736	713
Trademarks	1,218	1,109
Other indefinite lived intangible assets	20	20

Total intangible assets	$5,065	$2,247

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

Amortization expense was $75 million and $40 million for the nine months ended July 3, 2010 and June 27, 2009, respectively. As a result of the acquisition of Marvel, intangible assets increased by $2.9 billion. The Company expects its aggregate annual amortization expense for existing amortizable intangible assets for fiscal years 2010 through 2014 to be as follows:

2010	$106
2011	121
2012	117
2013	109
2014	106

Amortizable intangible assets are generally amortized on a straight-line basis over periods up to 40 years. The costs to periodically renew our intangible assets are expensed as incurred. The Company has determined that there are currently no legal, competitive, economic or other factors that materially limit the useful life of our FCC licenses and trademarks.

4.	Dispositions

On May 12, 2010, the Company sold the rights and assets related to the Power Rangers property for $65 million, resulting in a pre-tax gain of $43 million reported in “Other income” in the Fiscal 2010 Condensed Consolidated Statements of Income.

On January 27, 2010, the Company sold its investment in a pay television service in Europe for $78 million, resulting in a pre-tax gain of $48 million reported in “Other income” in the Fiscal 2010 Condensed Consolidated Statement of Income.

On November 25, 2009, the Company sold its investment in a television service in Europe for $37 million, resulting in a pre-tax gain of $27 million reported in “Other income” in the Fiscal 2010 Condensed Consolidated Statement of Income.

On December 22, 2008, the Company sold its investment in two pay television services in Latin America, for approximately $185 million, resulting in a pre-tax gain of $114 million reported in “Other income” in the Fiscal 2009 Condensed Consolidated Statement of Income.

5.	Borrowings

During the nine months ended July 3, 2010, the Company’s borrowing activity was as follows:

	October 3, 2009	Additions	Payments	Other Activity	July 3, 2010
Commercial paper borrowings	$—	$794	$—	$—	$794
U.S. medium-term notes	7,618	—	(50)	3	7,571
European medium-term notes	347	—	(88)	5	264
Other foreign currency denominated debt	904	—	—	22	926
Film financing	350	—	(350)	—	—
Other	614	—	—	15	629
Euro Disney borrowings(1)	2,344	—	(91)	(307)	1,946
Hong Kong Disneyland borrowings	524	—	—	(27)	497

Total	$12,701	$794	$(579)	$(289)	$12,627

(1)	The other activity is primarily the impact of foreign currency translation as a result of the strengthening of the U.S. dollar against the Euro.

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

6.	Euro Disney and Hong Kong Disneyland

The Company has a 51% effective ownership interest in the operations of Euro Disney and a 47% ownership interest in the operations of Hong Kong Disneyland, both of which are consolidated in the Company’s financial statements.

The following table presents summarized balance sheet information for the Company as of July 3, 2010, reflecting the impact of consolidating the balance sheets of Euro Disney and Hong Kong Disneyland.

	Before Euro Disney and Hong Kong Disneyland Consolidation	Euro Disney, Hong Kong Disneyland and Adjustments	Total
Cash and cash equivalents	$2,425	$526	$2,951
Other current assets	9,442	208	9,650

Total current assets	11,867	734	12,601
Investments	3,506	(919)	2,587
Fixed assets	13,196	3,958	17,154
Other assets	35,933	30	35,963

Total assets	$64,502	$3,803	$68,305

Current portion of borrowings	$1,675	$148	$1,823
Other current liabilities	7,164	502	7,666

Total current liabilities	8,839	650	9,489
Borrowings	8,509	2,295	10,804
Deferred income taxes and other long-term liabilities	8,277	134	8,411
Equity	38,877	724	39,601

Total liabilities and equity	$64,502	$3,803	$68,305

The following table presents summarized income statement information of the Company for the nine months ended July 3, 2010, reflecting the impact of consolidating the income statements of Euro Disney and Hong Kong Disneyland.

	Before Euro Disney and Hong Kong Disneyland Consolidation	Euro Disney, Hong Kong Disneyland and Adjustments	Total
Revenues	$26,853	$1,468	$28,321
Cost and expenses	(21,610)	(1,506)	(23,116)
Restructuring and impairment charges	(212)	—	(212)
Other income	140	—	140
Net interest expense	(238)	(84)	(322)
Equity in the income of investees	320	62	382

Income before income taxes	5,253	(60)	5,193
Income taxes	(1,837)	(9)	(1,846)

Net income	$3,416	$(69)	$3,347

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

The following table presents summarized cash flow statement information of the Company for the nine months ended July 3, 2010, reflecting the impact of consolidating the cash flow statements of Euro Disney and Hong Kong Disneyland.

	Before Euro Disney and Hong Kong Disneyland Consolidation	Euro Disney, Hong Kong Disneyland and Adjustments	Total
Cash provided by operations	$4,179	$193	$4,372
Investments in parks, resorts and other property	(1,165)	(148)	(1,313)
Other investing activities	(2,194)	44	(2,150)
Cash used by financing activities	(1,206)	(169)	(1,375)

Decrease in cash and cash equivalents	(386)	(80)	(466)
Cash and cash equivalents, beginning of period	2,811	606	3,417

Cash and cash equivalents, end of period	$2,425	$526	$2,951

7.	Pension and Other Benefit Programs

The components of net periodic benefit cost are as follows:

	Pension Plans				Postretirement Medical Plans
	Quarter Ended		Nine Months Ended		Quarter Ended		Nine Months Ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Service cost	$66	$42	$198	$125	$5	$5	$16	$13
Interest cost	99	91	297	272	17	17	52	53
Expected return on plan assets	(104)	(93)	(311)	(279)	(6)	(6)	(19)	(19)
Amortization of prior year service costs	3	4	10	11	—	(1)	(1)	(2)
Recognized net actuarial loss	39	(3)	116	(7)	2	(2)	5	(6)

Net periodic benefit cost	$103	$41	$310	$122	$18	$13	$53	$39

During the nine months ended July 3, 2010, the Company made contributions to its pension and postretirement medical plans totaling $409 million, which included discretionary contributions above the minimum requirements for our pension plans. The Company does not anticipate making any material contributions to its pension and postretirement medical plans during the remainder of fiscal 2010.

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

8.	Earnings Per Share

Diluted earnings per share amounts are based upon the weighted average number of common and common equivalent shares outstanding during the period and are calculated using the treasury stock method for equity-based compensation awards (Awards). A reconciliation of the weighted average number of common and common equivalent shares outstanding and Awards excluded from the diluted earnings per share calculation, as they were anti-dilutive, are as follows:

	Quarter Ended		Nine Months Ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Shares (in millions):
Weighted average number of common shares outstanding (basic)	1,945	1,857	1,917	1,855
Weighted average dilutive impact of equity-based compensation awards	33	17	34	16

Weighted average number of common and common equivalent shares outstanding (diluted)	1,978	1,874	1,951	1,871

Awards excluded from diluted earnings per share	14	149	39	155

9.	Equity

The Company declared a $653 million dividend ($0.35 per share) on December 2, 2009 related to fiscal 2009 for shareholders of record on December 14, 2009, which was paid on January 19, 2010. The Company paid a $648 million dividend ($0.35 per share) during the third quarter of fiscal 2009 related to fiscal 2008.

During the nine months ended July 3, 2010, the Company repurchased 45 million shares of its common stock for approximately $1.5 billion. As of July 3, 2010, the Company had remaining authorization in place to repurchase approximately 134 million additional shares. The repurchase program does not have an expiration date.

The Company received proceeds of $1.1 billion from the exercise of 43 million employee stock options during the nine months ended July 3, 2010.

Accumulated other comprehensive income (loss), net of tax, is as follows:

	July 3, 2010	October 3, 2009
Market value adjustments for investments and hedges	$16	$18
Foreign currency translation and other	37	105
Unrecognized pension and postretirement medical expense	(1,646)	(1,767)

Accumulated other comprehensive income (loss) (1)	$(1,593)	$(1,644)

(1)	Accumulated other comprehensive income (loss) and components of other comprehensive income (loss) are net of 37% estimated tax

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

10.	Equity-Based Compensation

The amount of compensation expense related to stock options and restricted stock units (RSUs) is as follows:

	Quarter Ended		Nine Months Ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Stock options	$49	$53	$171	$166
RSUs	70	58	220	170

Total equity-based compensation expense	$119	$111	$391	$336

Unrecognized compensation cost related to unvested stock options and RSUs totaled approximately $265 million and $586 million, respectively, as of July 3, 2010.

In January 2010, the Company made stock compensation grants, which included its regular annual grant, consisting of 11.5 million stock options and 13.4 million RSUs, of which 0.4 million RSUs included market and/or performance conditions.

The weighted average grant date fair values of options issued during the nine months ended July 3, 2010, and June 27, 2009, were $9.42 and $7.43, respectively.

11.	Commitments and Contingencies

Legal Matters

Celador International Ltd. v. The Walt Disney Company. On May 19, 2004, an affiliate of the creator and licensor of the television program, “Who Wants to be a Millionaire,” filed an action against the Company and certain of its subsidiaries, including American Broadcasting Companies, Inc. and Buena Vista Television, LLC, alleging it was damaged by defendants improperly engaging in certain intra-company transactions and charging merchandise distribution expenses, resulting in an underpayment to the plaintiff. On July 7, 2010, the jury returned a verdict for breach of contract against certain subsidiaries of the Company, awarding plaintiff damages of $269.4 million. The plaintiff has advised the Company that it intends to seek an award of prejudgment interest on the verdict amount. Although we cannot predict the ultimate outcome of this lawsuit, the Company believes the jury’s verdict is in error and intends to vigorously pursue its position in post-trial motions and, if those motions are unsuccessful, on appeal.

The Company, together with, in some instances, certain of its directors and officers is a defendant or codefendant in various other legal actions involving copyright, breach of contract and various other claims incident to the conduct of its businesses. Management does not expect the Company to suffer material liability by reason of these actions.

Contractual Guarantees

The Company has guaranteed bond issuances by the Anaheim Public Authority that were used by the City of Anaheim to finance construction of infrastructure and a public parking facility adjacent to the Disneyland Resort. Revenues from sales, occupancy and property taxes from the Disneyland Resort and non-Disney hotels are used by the City of Anaheim to repay the bonds. In the event of a debt service shortfall, the Company will be responsible to fund the shortfall. As of July 3, 2010, the remaining debt service obligation guaranteed by the Company was $370 million, of which $94 million was principal. To the extent that tax revenues exceed the debt service payments in subsequent periods, the Company would be reimbursed for any previously funded shortfalls. To date, tax revenues have exceeded the debt service payments for the Anaheim bonds.

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

Income Taxes

During the nine months, the Company settled certain tax matters with various jurisdictions. As a result of these settlements, the Company reduced its unrecognized tax benefits by $164 million.

During the nine months, the Company recorded a $72 million charge related to the health care reform legislation enacted in March 2010. Under this legislation the Company’s deductions for retiree prescription drug benefits will be reduced by the amount of Medicare Part D drug subsidies received beginning in fiscal year 2014. Under applicable accounting rules, the Company is required in the period of enactment to reduce its existing deferred tax asset, which was established for the future deductibility of retiree prescription drug benefit costs, to reflect the lost deductions.

In the next twelve months, it is reasonably possible that our unrecognized tax benefits could change due to payments for or resolution of open tax matters for post-2004 years. These resolutions and payments would reduce our unrecognized tax benefits by $43 million.

12.	New Accounting Pronouncements

Revenue Arrangements with Multiple Deliverables

In October 2009, the Financial Accounting Standards Board (FASB) issued guidance on revenue arrangements with multiple deliverables effective for the Company’s 2011 fiscal year. The guidance revises the criteria for separating, measuring, and allocating arrangement consideration to each deliverable in a multiple element arrangement. The guidance requires companies to allocate revenue using the relative selling price of each deliverable, which must be estimated if the Company does not have a history of selling the deliverable on a stand-alone basis or third-party evidence of selling price. The Company does not expect the adoption of this guidance to have a material impact on its financial statements.

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

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

The Company’s assets and liabilities measured at fair value on a recurring basis as of July 3, 2010 are summarized in the following table:

	Level 1	Level 2	Level 3	Total
Assets
Investments	$39	$43	$2	$84
Derivatives (1)
Interest rate	—	199	—	199
Foreign exchange	—	594	—	594
Residual Interests	—	—	54	54
Liabilities
Derivatives (1)
Interest rate	—	(19)	—	(19)
Foreign exchange	—	(445)	—	(445)
Other derivatives	—	(1)	—	(1)
Other	—	—	(1)	(1)

Total	$39	$371	$55	$465

(1)

The Company has a master netting arrangement by counterparty with respect to certain derivative contracts. Contracts in a liability position totaling $257 million have been netted against contracts in an asset position in the July 3, 2010 Condensed Consolidated Balance Sheet

The fair value of Level 2 investments is primarily determined by reference to market prices based on recent trading activity and other relevant information including pricing for similar securities as determined by third-party pricing services.

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

Level 3 residual interests consist of our residual interests in securitized vacation ownership mortgage receivables and are valued using a discounted cash flow model that considers estimated interest rates, discount rates, prepayment, and defaults. There were no material changes in the residual interests in the first nine months of fiscal 2010.

Transfers of Financial Assets

Through December 4, 2008, the Company sold mortgage receivables arising from sales of its vacation ownership units under a facility that expired on December 4, 2008 and was not renewed. The Company sold $17 million of mortgage receivables during the three months ended December 27, 2008 which resulted in immaterial gains.

The Company continues to service the sold receivables and has a residual interest in those receivables. As of July 3, 2010, the outstanding principal amount for sold mortgage receivables was $331 million, and the carrying value of the Company’s residual interest, which is recorded in other long-term assets, was $54 million.

The Company repurchases defaulted and certain delinquent mortgage receivables at their outstanding balance. The Company did not make material repurchases in the nine months ended July 3, 2010 or June 27, 2009. The Company generally has been able to sell the repurchased vacation ownership units for amounts that exceed the amounts at which they were repurchased.

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

The fair values of cash and cash equivalents, receivables and accounts payable approximated the carrying values. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on broker quotes or quoted market prices or interest rates for the same or similar instruments, and the related carrying amounts are as follows:

	July 3, 2010		October 3, 2009
Asset/(Liability)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Investments	$ 84	$ 84	$ 78	$ 78
Borrowings	(12,627)	(13,693)	(12,701)	(12,643)
Derivatives	328	328	252	252

14.	Derivative Instruments

The Company manages its exposure to various risks relating to its ongoing business operations according to a risk management policy. The primary risks managed with derivative instruments are interest rate risk and foreign exchange risk.

The following table summarizes the fair value of the Company’s derivative positions as of July 3, 2010:

	Current Assets	Other Assets	Other Accrued Liabilities	Other Long-Term Liabilities
Derivatives designated as hedges
Foreign exchange	$287	$92	$(261)	$(92)
Interest rate	3	196	—	—
Derivatives not designated as hedges
Foreign exchange	84	131	(62)	(30)
Interest rate	—	—	—	(19)
Other	—	—	(1)	—

Gross fair value of derivatives	374	419	(324)	(141)
Counterparty netting	(178)	(79)	179	78

Total Derivatives (1)	$196	$340	$(145)	$(63)

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

The following table summarizes the fair value of the Company’s derivative positions as of October 3, 2009:

	Current Assets	Other Assets	Other Accrued Liabilities	Other Long-Term Liabilities
Derivatives designated as hedges
Foreign exchange	$84	$111	$(115)	$(55)
Interest rate	4	186	—	—
Derivatives not designated as hedges
Foreign exchange	37	127	(70)	(37)
Interest rate	—	—	—	(18)
Other	—	—	(2)	—

Gross fair value of derivatives	125	424	(187)	(110)
Counterparty netting	(98)	(72)	103	67

Total Derivatives (1)	$27	$352	$(84)	$(43)

(1)	Refer to Note 13 for further information on derivative fair values and counterparty netting.

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

The Company designates pay-floating interest rate swaps as fair value hedges of fixed-rate borrowings effectively converting fixed-rate borrowings to variable rate borrowings indexed to LIBOR. As of July 3, 2010 and October 3, 2009, the total notional amount of the Company’s pay-floating interest rate swaps was $1.5 billion and $1.6 billion, respectively. The following table summarizes adjustments related to fair value hedges included in net interest expense in the Consolidated Statements of Income.

	Quarter Ended		Nine Months Ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Gain (loss) on interest rate swaps	$49	$(64)	$9	$80
Gain (loss) on hedged borrowings	(49)	64	(9)	(80)

The Company may designate pay-fixed interest rate swaps as cash flow hedges of interest payments on floating-rate borrowings. Pay-fixed swaps effectively convert floating-rate borrowings to fixed-rate borrowings. The unrealized gain or losses from these cash flow hedges are deferred in accumulated other comprehensive income (AOCI) and recognized in interest expense as the interest payments occur. The Company did not have pay-fixed interest rate swaps that were designated as cash flow hedges of interest payments at July 3, 2010 nor at October 3, 2009.

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

The Company designates foreign exchange forward and option contracts as cash flow hedges of firmly committed and forecasted foreign currency transactions. As of July 3, 2010 and October 3, 2009, the notional amount of the Company’s net foreign exchange cash flow hedges was $2.7 billion and $2.8 billion, respectively. Mark to market gains and losses on these contracts are deferred in AOCI and are recognized in earnings when the hedged transactions occur, offsetting changes in the value of the foreign currency transactions. Gains and losses recognized related to ineffectiveness for the nine months ended July 3, 2010 and June 27, 2009 were not material. The following table summarizes adjustments to AOCI for foreign exchange cash flow hedges.

	Quarter Ended		Nine Months Ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Gain (loss) recorded in AOCI	$(20)	$(118)	$(27)	$230
Reclassification of (gains) losses from AOCI into revenues and costs and expenses	(22)	(59)	12	(195)

Net change in AOCI	$(42)	$(177)	$(15)	$35

Foreign exchange risk management contracts with respect to foreign currency assets and liabilities are not designated as hedges and do not qualify for hedge accounting. The notional amount of these foreign exchange contracts at July 3, 2010 and October 3, 2009 was $2.5 billion and $2.1 billion, respectively. For the nine months ended July 3, 2010, the impact to net income from these foreign exchange contracts, net of the related exposure, was not material.

Commodity Price Risk Management

The Company is subject to the volatility of commodities prices and designates certain commodity forward contracts as cash flow hedges of forecasted commodity purchases. Mark to market gains and losses on these contracts are deferred in AOCI and are recognized in earnings when the hedged transactions occur, offsetting changes in the value of commodity purchases. The fair value of the commodity hedging contracts was not material at July 3, 2010.

Risk Management – Derivatives Not Designated as Hedges

The Company enters into certain other risk management contracts that are not designated as hedges and do not quality for hedge accounting. These contracts, which include pay fixed interest rate swaps and certain commodity swap contracts, are intended to offset economic exposures of the Company and are carried at market value with any changes in value recorded in earnings.

The notional amount of these contracts at July 3, 2010 and October 3, 2009 was $226 million and $253 million, respectively. For the nine months ended July 3, 2010, the impact to net income from these risk management contracts was not material.

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

Contingent Features

The Company’s derivative financial instruments may require the Company to post collateral in the event that a net liability position with a counterparty exceeds limits defined by contract and varying with Disney’s credit rating. If the Company’s credit ratings were to fall below investment grade, certain counterparties would have the right to terminate our derivative contracts, which could lead to a net payment to or from the Company for the aggregate net value by counterparty of our derivative contracts. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position by counterparty on July 3, 2010 and October 3, 2009 were $208 million and $125 million, respectively.

15.	Restructuring and Impairment Charges

The Company recorded $212 million of restructuring and impairment charges in the current nine months related to organizational and cost structure initiatives primarily at our Studio Entertainment and Media Networks segments. Impairment charges of $126 million, of which $30 million were recorded in the current quarter, consisted of write-offs of capitalized costs primarily related to abandoned film projects, the closure of a studio production facility and the closure of five ESPN Zone locations. Restructuring charges of $86 million, of which $6 million were recorded in the current quarter, were primarily severance and other costs.

In the prior-year nine months, the Company recorded $326 million of restructuring and impairment charges which included non-cash impairment charges of $206 million and restructuring costs of $120 million, of which $21 million was recorded in the prior-year third quarter. The most significant of the impairment charges were $108 million related to radio FCC licenses and $49 million related to our investment in UTV Group. The restructuring charges consisted of severance and other costs as a result of various organizational and cost structure initiatives across our businesses, primarily at the Parks and Resorts and Media Networks segments.

16.	Subsequent Events

On July 27, 2010, the Company entered into an agreement to acquire all the outstanding shares of Playdom, Inc. (Playdom), a company that develops online social games. Playdom shareholders will receive total consideration of approximately $563 million, subject to certain conditions, and additional consideration of up to $200 million that may be paid if Playdom achieves predefined revenues and earnings targets for the calendar year ended 2012. The transaction is subject to customary closing conditions and is expected to close in fiscal 2010. A portion of the acquisition cost will be recognized as post-close compensation expense.

On July 29, 2010, the Company entered into an agreement to sell the majority of the assets of the Miramax business (Miramax) for $663 million, subject to closing conditions and adjustments. The Miramax assets along with $232 million of allocable goodwill have been classified as held for sale and reported in “Other Assets” in the fiscal 2010 Condensed Consolidated Balance Sheet. The transaction is expected to close by the end of calendar 2010.

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

Overview

Seasonality

Business Segment Results

Quarter Results

Nine-month Results

Other Financial Information

Financial Condition

Commitments and Contingencies

Other Matters

Market Risk

OVERVIEW

Our summary consolidated results are presented below:

	Quarter Ended			Nine months Ended
(in millions, except per share data)	July 3, 2010	June 27, 2009	% Change Better/ (Worse)	July 3, 2010	June 27, 2009	% Change Better/ (Worse)
Revenues	$10,002	$8,596	16%	$28,321	$26,282	8%
Costs and expenses	(7,723)	(6,998)	(10) %	(23,116)	(22,180)	(4) %
Restructuring and impairment charges	(36)	(21)	(71) %	(212)	(326)	35%
Other income	43	—	nm	140	114	23%
Net interest expense	(89)	(75)	(19) %	(322)	(342)	6%
Equity in the income of investees	139	155	(10) %	382	449	(15) %

Income before income taxes	2,336	1,657	41%	5,193	3,997	30%
Income taxes	(831)	(626)	(33) %	(1,846)	(1,462)	(26) %

Net income	1,505	1,031	46%	3,347	2,535	32%
Less: Net income attributable to noncontrolling interests	(174)	(77)	nm	(219)	(123)	(78) %

Net income attributable to Disney	$1,331	$954	40%	$3,128	$2,412	30%

Diluted earnings per share	$0.67	$0.51	31%	$1.60	$1.29	24%

Quarter Results

Diluted earnings per share (EPS) increased 31% for the quarter driven by improved operating results. Improved operating results reflected increased fees (Affiliate Fees) from Multi-channel Video Service Providers (MVSP), including a benefit from earlier recognition of previously deferred revenue, and higher advertising revenues at ESPN, the strong worldwide theatrical performance of Toy Story 3, Alice in Wonderland and Iron Man 2, increased guest spending at our domestic and international parks and resorts and cost improvements in our home entertainment business. These increases were partially offset by higher costs, decreased attendance and lower hotel occupancy at our domestic parks and resorts, higher programming and production costs for the World Cup and a new UK channel at ESPN, and higher film cost write-downs.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

Nine-month Results

Diluted earnings per share (EPS) increased 24% for the nine months driven by improved operating results and an aggregate $0.05 per share net year-over-year favorable impact from lower restructuring and impairment charges and other income as discussed in the following paragraph. Improved operating results reflected higher Affiliate Fees, including a benefit from earlier recognition of previously deferred revenue, and higher advertising revenues at ESPN, the strong worldwide theatrical performance of Alice in Wonderland, Toy Story 3 and Iron Man 2, cost improvements in our home entertainment business and increased guest spending at our domestic and international parks. These increases were partially offset by higher programming and production costs at ESPN, including costs for our new UK channel, and higher costs at our domestic parks.

The current nine months included restructuring and impairment charges, gains on the sales of investments in two television services in Europe, a gain on the sale of the rights and assets related to the Power Rangers property and an accounting gain related to the acquisition of The Disney Store Japan, which together had a $0.02 negative impact on EPS. The prior year nine months included restructuring and impairment charges and a gain on the sale of an investment in two pay television services in Latin America which together had a $0.07 negative impact on EPS.

SEASONALITY

The Company’s businesses are subject to the effects of seasonality. Consequently, the operating results for the quarter and nine months ended July 3, 2010 for each business segment, and for the Company as a whole, are not necessarily indicative of results to be expected for the full year.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

BUSINESS SEGMENT RESULTS

The Company evaluates the performance of its operating segments based on segment operating income, which is shown below along with segment revenues:

	Quarter Ended			Nine months Ended
(in millions)	July 3, 2010	June 27, 2009	%Change Better/ (Worse)	July 3, 2010	June 27, 2009	%Change Better/ (Worse)
Revenues:
Media Networks	$4,729	$3,961	19%	$12,748	$11,484	11%
Parks and Resorts	2,831	2,751	3%	7,942	7,823	2%
Studio Entertainment	1,639	1,261	30%	5,110	4,641	10%
Consumer Products	606	510	19%	1,948	1,779	9%
Interactive Media	197	113	74%	573	555	3%

	$10,002	$8,596	16%	$28,321	$26,282	8%

Segment operating income (loss):
Media Networks	$1,885	$1,319	43%	$3,915	$3,280	19%
Parks and Resorts	477	521	(8) %	1,002	1,074	(7) %
Studio Entertainment	123	(12)	nm	589	188	nm
Consumer Products	117	96	22%	493	458	8%
Interactive Media	(65)	(75)	13%	(130)	(181)	28%

	$2,537	$1,849	37%	$5,869	$4,819	22%

The following table reconciles segment operating income to income before income taxes:

	Quarter Ended			Nine months Ended
(in millions)	July 3, 2010	June 27, 2009	%Change Better/ (Worse)	July 3, 2010	June 27, 2009	%Change Better/ (Worse)
Segment operating income	$2,537	$1,849	37%	$5,869	$4,819	22%
Corporate and unallocated shared expenses	(119)	(96)	(24) %	(282)	(268)	(5) %
Restructuring and impairment charges	(36)	(21)	(71) %	(212)	(326)	35%
Other income	43	—	nm	140	114	23%
Net interest expense	(89)	(75)	(19) %	(322)	(342)	6%

Income before income taxes	$2,336	$1,657	41%	$5,193	$3,997	30%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

Depreciation expense is as follows:

	Quarter Ended		% Change	Nine months Ended		% Change
(in millions)	July 3, 2010	June 27, 2009	Better/ (Worse)	July 3, 2010	June 27, 2009	Better/ (Worse)
Media Networks
Cable Networks	$29	$26	(12) %	$87	$82	(6) %
Broadcasting	23	22	(5) %	71	66	(8) %

Total Media Networks	52	48	(8) %	158	148	(7) %

Parks and Resorts
Domestic	205	200	(3) %	614	606	(1) %
International	78	83	6%	249	239	(4) %

Total Parks and Resorts	283	283	— %	863	845	(2) %

Studio Entertainment	14	12	(17) %	42	36	(17) %
Consumer Products	8	8	— %	22	21	(5) %
Interactive Media	3	7	57%	16	20	20%
Corporate	39	32	(22) %	103	96	(7) %

Total depreciation expense	$399	$390	(2) %	$1,204	$1,166	(3) %

Media Networks

The following table provides supplemental revenue and segment operating income detail for the Media Networks segment:

	Quarter Ended		% Change	Nine months Ended		% Change
(in millions)	July 3, 2010	June 27, 2009	Better/ (Worse)	July 3, 2010	June 27, 2009	Better/ (Worse)
Revenues:
Cable Networks	$3,280	$2,563	28%	$8,346	$7,219	16%
Broadcasting	1,449	1,398	4%	4,402	4,265	3%

	$4,729	$3,961	19%	$12,748	$11,484	11%

Segment operating income:
Cable Networks	$1,676	$1,115	50%	$3,403	$2,776	23%
Broadcasting	209	204	2%	512	504	2%

	$1,885	$1,319	43%	$3,915	$3,280	19%

Revenues

Media Networks revenues increased 19%, or $768 million, to $4.7 billion, consisting of a 28% increase, or $717 million, at the Cable Networks and a 4% increase, or $51 million, at Broadcasting.

Cable Networks revenues reflected increases of $573 million from Affiliate Fees and $180 million from advertising revenues. The increase in Affiliate Fees was primarily due to an increase at ESPN and, to a lesser extent, at the worldwide Disney Channels. The increase at ESPN was primarily due to earlier recognition of previously deferred revenues related to annual programming commitments. During the quarter, ESPN recognized a net $344 million of previously deferred revenue compared to a net deferral of $37 million in the prior-year quarter. In addition to the timing of deferred revenue recognition, higher Affiliate Fees at ESPN reflected contractual rate increases and subscriber growth, which was driven by the launch of a new network in the United Kingdom. The increase at the worldwide Disney Channels reflected higher contractual rates and subscriber growth. Higher advertising revenue was primarily due to higher sold inventory and higher rates at ESPN and to a lesser extent, an increase at the international Disney Channel.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

Increased Broadcasting revenues were primarily due to higher advertising revenues at the owned television stations and higher revenues from ABC Studios Productions driven by international sales of Castle, Lost and Ghost Whisperer and increased third party network license fees for Criminal Minds. Advertising revenues at the ABC Television Network were comparable to the prior-year quarter as a decrease in sold inventory and lower ratings were offset by higher rates.

Costs and Expenses

Costs and expenses, which consist primarily of programming rights costs, production costs, participation costs, distribution and marketing expenses and general and administrative costs, increased 7%, or $186 million, to $3.0 billion, consisting of a 9% increase, or $139 million, at the Cable Networks and a 4% increase, or $47 million, at Broadcasting. The increase at Cable Networks was driven by higher programming and production costs at ESPN reflecting coverage of the World Cup and ESPN’s new network in the United Kingdom. The increase at Broadcasting reflected higher programming costs at the ABC Television Network driven by programming write offs, unfavorable foreign currency impacts at our television distribution business, higher production cost amortization related to international sales of ABC Studios productions and higher pension and post-retirement medical expense.

Segment Operating Income

Segment operating income increased 43%, or $566 million, to $1.9 billion, consisting of a 50% increase, or $561 million, at the Cable Networks and a 2% increase, or $5 million, at Broadcasting. The increase at the Cable Networks was primarily due to an increase at ESPN and to a lesser extent, at the worldwide Disney Channels. The increase at Broadcasting was primarily due to growth at the owned television stations and higher revenues from ABC Studios productions, largely offset by higher costs.

Restructuring and impairment charges

The Company recorded charges totaling $34 million and $18 million for the current quarter and prior-year quarter, respectively. The charges in the current quarter were for the closure of five ESPN Zone locations, while the charges in the prior-year quarter were primarily due to severance and related costs. The charges were reported in “Restructuring and impairment charges” in the Consolidated Statements of Income.

Parks and Resorts

Revenues

Parks and Resorts revenues increased 3%, or $80 million, to $2.8 billion due to an increase of $97 million at our international operations, partially offset by a $17 million decrease at our domestic operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

The following table presents attendance, per capita theme park guest spending and hotel statistics for our domestic properties:

	East Coast		West Coast		Total Domestic
	Quarter Ended		Quarter Ended		Quarter Ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Parks
(Increase/decrease)
Attendance	(2) %	—	(4) %	10%	(3) %	3%
Per Capita Guest Spending	3%	(4) %	8%	(8) %	5%	(6) %
Hotels (1)
Occupancy	83%	91%	80%	83	82%	91%
Available Room Nights (in thousands)	2,193	2,143	220	200	2,413	2,343
Per Room Guest Spending	$223	$214	$301	$308	$230	$221

(1)

Per room guest spending consists of the average daily hotel room rate as well as guest spending on food, beverage and merchandise at the hotels. Hotel statistics include rentals of Disney Vacation Club units.

Increased revenues at our international operations reflected the sale of a real estate property and higher guest spending, hotel occupancy and attendance at Disneyland Paris along with increased attendance, guest spending and hotel occupancy at Hong Kong Disneyland Resort. These increases were partially offset by a decrease at Disneyland Paris reflecting the unfavorable impact of foreign currency translation as a result of the strengthening of the U.S. dollar against the Euro.

At our domestic operations, decreased revenues reflected lower attendance and hotel occupancy at our parks and resorts and fewer passenger cruise days at Disney Cruise Line, partially offset by higher guest spending at our parks and resorts. Decreased attendance in part reflected an unfavorable impact due to a shift in the timing of the Easter holiday period relative to our fiscal periods. Higher guest spending was primarily due to higher average ticket prices.

Costs and Expenses

Costs and expenses, which consist primarily of labor, depreciation, costs of merchandise, food and beverage sold, marketing and sales expense, repairs and maintenance and entertainment, increased 6%, or $124 million, to $2.4 billion. Higher costs were driven by increases at the domestic parks and resorts and Disney Cruise Line. The increase at our domestic parks and resorts reflected labor cost inflation, higher pension and post-retirement medical expenses and costs for new guest offerings, including World of Color at Disneyland Resort, partially offset by lower volume-related costs. The increase at Disney Cruise Line was due to increased operating costs to support the fleet expansion and higher fuel costs. Costs and expenses at Disneyland Paris were flat as costs associated with the sale of a real estate property were essentially offset by the favorable impact of foreign currency translation as a result of the strengthening of the U.S. dollar against the Euro.

Segment Operating Income

Segment operating income decreased 8% to $477 million primarily due to decreases at the domestic parks and Disney Cruise Line, partially offset by improvements at the international operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

Restructuring and impairment charges

The Company recorded charges totaling $2 million in the prior-year quarter for severance and related costs which were reported in “Restructuring and impairment charges” in the Consolidated Statements of Income.

Studio Entertainment

Revenues

Revenues for the quarter increased 30%, or $378 million, to $1.6 billion primarily due to increases of $362 million in worldwide theatrical distribution, including our participation in Iron Man 2, and $47 million in worldwide television distribution.

The revenue growth in worldwide theatrical distribution was primarily due to the strong performance of Toy Story 3, Alice in Wonderland and Iron Man 2. The prior-year quarter included Up, Hannah Montana: The Movie and The Proposal. The increase in worldwide television distribution was driven by the timing of titles available in international markets.

Costs and Expenses

Costs and expenses, which consist primarily of production cost amortization, distribution and marketing expenses, product costs and participation costs, increased 19%, or $243 million, primarily due to an increase in worldwide theatrical distribution and higher film cost write-downs, partially offset by a decrease in domestic home entertainment.

The increase in worldwide theatrical distribution was primarily due to higher production cost amortization, driven by Prince of Persia: The Sands of Time and Iron Man 2, and higher participation costs driven by Alice in Wonderland.

Lower costs and expenses in domestic home entertainment were primarily due to a lower production cost amortization rate and lower distribution and marketing expense resulting from cost reduction initiatives. Key releases included Alice in Wonderland in the current quarter versus Bedtime Stories, Bolt and Confessions of a Shopaholic in the prior-year quarter.

Segment Operating Income

Segment operating income increased $135 million to $123 million due to the strong worldwide theatrical performance of Toy Story 3, Alice in Wonderland and Iron Man 2 and increases at domestic home entertainment and worldwide television distribution, partially offset by higher film cost write-downs.

Restructuring and impairment charges

The Company recorded charges totaling $5 million in the current quarter for severance and related costs which were reported in “Restructuring and impairment charges” in the Consolidated Statements of Income.

Consumer Products

Revenues

Revenues for the quarter increased 19%, or $96 million, to $606 million, driven by increases of $43 million at Publishing, $32 million at Retail, and $18 million at Merchandise Licensing.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

The increase at Publishing was driven by the acquisition of Marvel and the success of The Red Pyramid and Percy Jackson titles. Higher revenues at Retail were due to the acquisition of The Disney Store Japan (see discussion of The Disney Store Japan acquisition below). Merchandise Licensing revenue growth was driven by the strong performance of Toy Story and sales of Marvel merchandise, partially offset by a higher revenue share with the Studio Entertainment segment. The increase in revenue share with the Studio Entertainment segment in the current quarter was primarily due to growth from Toy Story merchandise.

Costs and Expenses

Costs and expenses, which consist primarily of cost of sales, salaries and benefits, marketing, and occupancy, increased 18%, or $75 million, primarily due to increases at Publishing, Retail, and Merchandise Licensing. The increase at Publishing was primarily due to cost of sales associated with Marvel products. At Retail, higher operating costs were due to the acquisition of The Disney Store Japan, partially offset by decreased cost of sales at The Disney Store North America reflecting global procurement efficiencies. The increase at Merchandise Licensing was primarily due to operating costs and intangible asset amortization associated with Marvel.

Operating Income

Segment operating income increased 22%, or $21 million, to $117 million, primarily due to improvement at Retail driven by The Disney Store North America and growth at Publishing.

Restructuring and impairment charges

The Company recorded charges totaling $1 million in the prior-year quarter for severance and related costs which were reported in “Restructuring and impairment charges” in the Consolidated Statements of Income.

The Disney Store Japan Acquisition

On March 31, 2010, the Company acquired all of the outstanding shares of Retail Networks Company Limited (The Disney Store Japan) in exchange for a $17 million note. At the time of the acquisition, The Disney Store Japan had a cash balance of $13 million. In connection with the acquisition in the second quarter of the current year, the Company recognized a $22 million non-cash gain from the deemed termination of the existing licensing arrangement. The gain is reported in “Other income” in the fiscal 2010 Condensed Consolidated Statement of Income.

Interactive Media

Revenues

Interactive Media revenues for the quarter increased 74%, or $84 million, to $197 million primarily due to increases of $64 million at Disney Interactive Studios and $10 million at Disney Online driven by increased Club Penguin subscription revenues.

At Disney Interactive Studios, the revenue growth was primarily due to higher sales of self-published video games in the current quarter. Significant current quarter releases included Toy Story 3 and Split Second while the prior-year quarter included Hannah Montana.

Costs and Expenses

Costs and expenses, which consist primarily of video game and internet product development costs, cost of sales, distribution and marketing expenses, general and administrative costs, and technology infrastructure costs, increased 39%, or $74 million, to $262 million driven by increases at Disney Interactive Studios and Disney Online.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

The increase at Disney Interactive Studios was primarily due to higher sales and marketing expenses driven by more new releases in the current quarter primarily Toy Story 3 and Split Second, higher cost of sales driven by increased unit sales, and higher product development costs. These increases were partially offset by lower per unit video game cost of sales for catalog titles that had previously been written down to net realizable value. Higher costs and expenses at Disney Online were primarily due to increased cost of sales at Club Penguin and higher product development costs.

Operating Loss

Segment operating loss decreased 13% to $65 million due to an improvement at Disney Interactive Studios.

BUSINESS SEGMENT RESULTS – Nine Month Results

Media Networks

Revenues

Media Networks revenues increased 11%, or $1.3 billion, to $12.7 billion, consisting of a 16% increase, or $1.1 billion, at the Cable Networks and a 3% increase, or $137 million, at Broadcasting.

Increased Cable Networks revenues were primarily due to growth of $915 million from Affiliate Fees and $260 million from advertising revenues. The increase in Affiliate Fees was primarily due to increases at ESPN resulting from earlier recognition of previously deferred revenues related to annual programming commitments, higher contractual rates and subscriber growth, including growth from the launch of a new network in the United Kingdom and, to a lesser extent, at the worldwide Disney Channels due to rate increases domestically and subscriber growth internationally. During the nine months, ESPN deferred a net $166 million of revenue compared to a net $532 million in the prior-year period. Higher advertising revenue was due to an increase at ESPN driven by higher sold inventory.

Increased Broadcasting revenues were primarily due to higher revenues from ABC Studios productions driven by increased international sales led by Castle, Lost and Ghost Whisperer, higher third party network license fees for Criminal Minds and increased advertising revenue. Higher advertising revenue reflected an increase at the owned television stations and higher sports advertising revenues due to the college Bowl Championship Series (BCS) national championship game, which was not broadcast by ABC in the prior year, partially offset by lower primetime advertising revenues at the ABC Television Network. The decrease in primetime advertising revenue was driven by lower ratings, partially offset by higher rates.

Costs and Expenses

Costs and expenses increased 7%, or $573 million, to $9.2 billion, consisting of a 9% increase, or $443 million, at the Cable Networks and a 3% increase, or $131 million, at Broadcasting. The increase at Cable Networks was driven by higher rights and production costs at ESPN due to programming costs for the new network in the United Kingdom, increased contractual costs for college basketball, college football and NFL programming, and soccer programming rights for the World Cup. The increase at Broadcasting reflected higher production cost amortization driven by increased sales of ABC Studios productions and an increase in programming costs at the ABC Television Network, including costs for the BCS national championship game. These increases were partially offset by the absence of a bad debt charge which was recorded in the prior year in connection with the bankruptcy of a syndication customer.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

Segment Operating Income

Segment operating income increased 19% to $3.9 billion due to increases of $627 million at Cable Networks and $8 million at Broadcasting. The increase at the Cable Networks was primarily due to an increase at ESPN. The increase at Broadcasting was primarily due the absence of a bad debt charge which was recorded in the prior year in connection with the bankruptcy of a syndication customer and higher advertising revenue at the owned television stations, partially offset by decreased primetime advertising revenue at the ABC Television Network.

Restructuring and impairment charges

The Company recorded charges totaling $78 million and $226 million for the current and prior year nine-month periods, respectively. The charges in the current nine-month period were for severance and related costs and the closure of five ESPN Zone locations, while the charges in the prior-year nine-month period were primarily due to $108 million of radio FCC license impairments and $46 million of impairment related to our investment in UTV Group. These charges were reported in “Restructuring and impairment charges” in the Consolidated Statements of Income.

Parks and Resorts

Revenues

Parks and Resorts revenues increased 2%, or $119 million, to $7.9 billion due to an increase at our international operations. Revenues at our domestic operations were essentially flat.

The following table presents attendance, per capita theme park guest spending, and hotel statistics for our domestic properties:

	East Coast		West Coast		Total Domestic
	Nine months Ended		Nine months Ended		Nine months Ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Parks
(Increase/decrease)
Attendance	(1) %	(2) %	4%	2%	1%	(1) %
Per Capita Guest Spending	1%	(3) %	3%	(7) %	2%	(4) %
Hotels (1)
Occupancy	82%	89%	75%	79%	81%	88%
Available Room Nights (in thousands)	6,555	6,390	659	599	7,214	6,989
Per Room Guest Spending	$ 222	$ 211	$ 302	$ 320	$ 229	$ 219

(1)

Per room guest spending consists of the average daily hotel room rate as well as guest spending on food, beverage and merchandise at the hotels. Hotel statistics include rentals of Disney Vacation Club units.

Increased revenues at our international operations reflected the sale of a real estate property, the favorable impact of foreign currency translation as a result of the weakening of the U.S. dollar against the Euro and increased guest spending at Disneyland Paris along with increased guest spending and attendance at Hong Kong Disneyland Resort. These increases were partially offset by decreased attendance and occupied room nights at Disneyland Paris. Increased guest spending at Disneyland Paris and Hong Kong Disneyland Resort was driven by higher average ticket prices.

At our domestic operations, increased revenues from higher guest spending and attendance at our parks and resorts were largely offset by decreased occupied room nights at our resorts, and higher promotional activities and fewer passenger cruise days at Disney Cruise Line. Higher guest spending was primarily due to higher average ticket prices and daily hotel room rates, partially offset by lower merchandise spending.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

Costs and Expenses

Costs and expenses increased 3%, or $191 million, to $6.9 billion. Higher costs were driven by increases at the domestic parks and resorts, Disneyland Paris and Disney Cruise Line. The increase at our domestic parks and resorts reflected higher pension and post-retirement medical expenses, labor cost inflation, and costs for new guest offerings, including World of Color at Disneyland Resort. These increases were partially offset by savings from cost mitigation activities and lower volume-related expenses. The increase at Disney Cruise Line was due to higher marketing costs to support the fleet expansion. The increase at Disneyland Paris reflected the unfavorable impact of foreign currency translation as a result of the weakening of the U.S. dollar against the Euro and costs associated with the sale of a real estate property. The increase at Disney Cruise Line was due to higher operating costs to support the fleet expansion.

Segment Operating Income

Segment operating income decreased 7% to $1.0 billion driven by decreases at the domestic parks and Disney Cruise Line, partially offset by improved results at the international operations.

Restructuring and impairment charges

The Company recorded charges totaling $54 million in the prior-year nine-month period for severance and related costs which were reported in “Restructuring and impairment charges” in the Consolidated Statements of Income.

Studio Entertainment

Revenues

Revenues increased 10%, or $469 million, to $5.1 billion driven by an increase of $651 million in worldwide theatrical distribution, including our participation in Iron Man 2, partially offset by a decrease of $163 million in worldwide home entertainment.

The revenue growth in worldwide theatrical distribution was primarily due to the strong performance of current period titles. Significant current period titles included Alice in Wonderland and Iron Man 2 in domestic and international markets and Toy Story 3 domestically while the prior-year period included Up domestically.

The decrease in worldwide home entertainment was primarily due to lower net effective sales prices and decreased television series DVD unit sales internationally and a decline in unit sales of new releases domestically. Key current period titles included Up, Snow White Diamond Release and Tinker Bell And The Lost Treasure while the prior-year period included WALL-E, The Chronicles of Narnia: Prince Caspian and High School Musical 3: Senior Year.

Costs and Expenses

Costs and expenses were essentially flat at $4.5 billion as a decrease in worldwide home entertainment was offset by an increase in worldwide theatrical distribution and higher film cost write-downs.

Lower costs and expenses in worldwide home entertainment were primarily due to decreased distribution and marketing expenses resulting from cost reduction initiatives and lower unit sales. The increase in worldwide theatrical distribution was primarily due to higher production cost amortization driven by stronger performing titles including Alice in Wonderland and Iron Man 2, and higher participation costs driven by Alice in Wonderland in the current period.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

Segment Operating Income

Segment operating income increased $401 million to $589 million due to higher results in worldwide theatrical distribution and domestic home entertainment.

Restructuring and impairment charges

The Company recorded charges totaling $127 million for the current nine months and $2 million in the prior year nine-month period. The current-year nine month charges were primarily related to the write-off of capitalized costs related to abandoned film projects, the closure of a production facility and, severance and related costs which are reported in “Restructuring and impairment charges” in the Consolidated Statements of Income.

Consumer Products

Revenues

Revenues for the nine months increased 9%, or $169 million, to $1.9 billion, primarily due to increases of $79 million at Publishing, $66 million at Retail, and $12 million at Merchandise Licensing.

The increase at Publishing was driven by the acquisition of Marvel and sales of Percy Jackson titles. Higher revenues at Retail were driven by the acquisition of the Disney Store Japan and higher comparable store sales at the Disney Store North America. Merchandise Licensing revenue growth was driven by the strong performance of Toy Story merchandise and revenues from Marvel properties, partially offset by a higher revenue share with the Studio Entertainment segment and lower performance of High School Musical and Hannah Montana merchandise.

Costs and Expenses

Costs and expenses increased 10%, or $134 million primarily due to higher cost of sales at Publishing driven by Marvel and an increase at Retail due to the acquisition of the Disney Store Japan and unfavorable foreign currency impacts in Europe.

Segment Operating Income

Segment operating income increased 8%, or $35 million, to $493 million, primarily due to increases at Retail and Publishing.

Restructuring and impairment charges

The Company recorded charges totaling $2 million in the current nine months and $9 million in the prior-year nine-month period for severance and related costs which were reported in “Restructuring and impairment charges” in the Consolidated Statements of Income.

Interactive Media

Revenues

Interactive Media revenues for the nine months increased 3%, or $18 million, to $573 million reflecting an increase of $41 million at Disney Online, partially offset by a decrease of $34 million at Disney Interactive Studios.

The increase at Disney Online was driven by higher Club Penguin subscription revenues and increased advertising sales. At Disney Interactive Studios, the decrease was primarily due to a sales mix shift from new video game releases to catalog titles which have a lower sales price. Significant releases for the current nine months included Toy Story 3, Split Second and Sing It 2, while the prior year included High School Musical 3, Sing It, Bolt and Club Penguin.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

Costs and Expenses

Costs and expenses decreased 5%, or $36 million, to $703 million driven by a decrease at Disney Interactive Studios, partially offset by an increase at Disney Online driven by higher product development costs.

The decrease at Disney Interactive Studios was primarily due to lower cost of sales driven by a higher sales mix of lower cost catalog titles and an overall decrease in sales volume. Additionally, certain prior year titles had higher per unit costs due to bundled accessories.

Operating Loss

Segment operating loss decreased 28% to $130 million due to an improvement at Disney Interactive Studios.

Restructuring and impairment charges

The Company recorded charges totaling $29 million in the prior-year nine-month period primarily for goodwill impairment which was reported in “Restructuring and impairment charges” in the Consolidated Statements of Income.

OTHER FINANCIAL INFORMATION

Corporate and Unallocated Shared Expenses

Corporate and unallocated shared expenses are as follows:

	Quarter Ended		% Change Better/ (Worse)	Nine months Ended		% Change Better/ (Worse)
(in millions)	July 3, 2010	June 27, 2009		July 3, 2010	June 27, 2009
Corporate and unallocated shared expenses	$119	$96	(24) %	$282	$268	(5) %

The increase in corporate and unallocated shared expenses for the quarter was driven by higher compensation related costs.

Net Interest Expense

Net interest expense is as follows:

	Quarter Ended		% Change Better/ (Worse)	Nine months Ended		% Change Better/ (Worse)
(in millions)	July 3, 2010	June 27, 2009		July 3, 2010	June 27, 2009
Interest expense	$(103)	$(134)	23%	$(368)	$(452)	19%
Interest and investment income	14	59	(76) %	46	110	(58) %

Net interest expense	$(89)	$(75)	(19) %	$(322)	$(342)	6%

The decrease in interest expense for the quarter was primarily due to lower average debt balances. For the nine months, the decrease in interest expense reflected lower average debt balances and lower effective interest rates, partially offset by expense related to the early redemption of a film financing borrowing.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

The decrease in interest and investment income for the quarter and nine months was primarily due to a gain on the sale of an investment in the prior-year third quarter. The nine months also decreased due to lower effective interest rates.

Income Taxes

The effective income tax rate is as follows:

	Quarter Ended		Change Better/ (Worse)	Nine months Ended		Change Better/ (Worse)
	July 3, 2010	June 27, 2009		July 3, 2010	June 27, 2009
Effective Income Tax Rate	35.6%	37.8%	2.2 ppt	35.5%	36.6%	1.1 ppt

The decrease in the effective income tax rate for the current-year quarter was driven by favorable adjustments related to certain prior-year income tax matters.

For the nine months, the decrease in the effective income tax rate was primarily due to favorable adjustments related to certain prior-year income tax matters, partially offset by a $72 million charge related to the health care reform legislation enacted in March 2010. Under this legislation the Company’s deductions for retiree prescription drug benefits will be reduced by the amount of Medicare Part D drug subsidies received beginning in fiscal year 2014. Under applicable accounting rules, the Company is required to reduce in the period of enactment its existing deferred tax asset, which was established for the future deductibility of retiree prescription drug benefit costs, to reflect the lost deductions.

Noncontrolling Interests

Net income attributable to noncontrolling interests is as follows:

	Quarter Ended		% Change Better/ (Worse)	Nine months Ended		% Change Better/ (Worse)
(in millions)	July 3, 2010	June 27, 2009		July 3, 2010	June 27, 2009
Net income attributable to noncontrolling interests	$174	$77	(>100) %	$219	$123	(78) %

The increase in net income attributable to noncontrolling interests for both the quarter and nine months was primarily due to higher operating results at ESPN. The net income attributable to noncontrolling interests is determined based on income after royalties, financing costs and income taxes.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

FINANCIAL CONDITION

The change in cash and cash equivalents is as follows:

	Nine months Ended		Change Better/(Worse)
(in millions)	July 3, 2010	June 27, 2009
Cash provided by operations	$4,372	$3,581	$791
Cash used in investing activities	(3,463)	(1,110)	(2,353)
Cash used in financing activities	(1,375)	(2,344)	969

(Decrease)/increase in cash and cash equivalents	$(466)	$127	$(593)

Operating Activities

The increase in cash provided by operations was driven by higher segment operating results.

Film and Television Costs

The Company’s Studio Entertainment and Media Networks segments incur costs to acquire and produce film and television programming. Film and television production costs include all internally produced content such as live action and animated feature films, animated direct-to-video programming, television series, television specials, theatrical stage plays or other similar product. Programming costs include film or television product licensed for a specific period from third parties for airing on the Company’s broadcast and cable networks and television stations. Programming assets are generally recorded when the programming becomes available to us with a corresponding increase in programming liabilities. Accordingly, we analyze our programming assets net of the related liability.

The Company’s film and television production and programming activity for the nine months ended July 3, 2010 and June 27, 2009 are as follows:

	Nine months Ended
(in millions)	July 3, 2010	June 27, 2009
Beginning balances:
Production and programming assets	$5,756	$5,935
Programming liabilities	(1,040)	(1,108)

	4,716	4,827

Spending:
Film and television production	2,518	2,562
Broadcast programming	3,375	2,905

	5,893	5,467

Amortization:
Film and television production	(2,710)	(2,414)
Broadcast programming	(3,214)	(2,773)

	(5,924)	(5,187)

Change in film and television production and programming costs	(31)	280
Other non-cash activity	108	(129)

Ending balances:
Production and programming assets	5,556	5,872
Programming liabilities	(763)	(894)

	$4,793	$4,978

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

Investing Activities

Cash used by investing activities during the nine months ended July 3, 2010 of $3.5 billion included $2.3 billion for the cash portion of the Marvel Entertainment, Inc. acquisition (see Note 3 to the Condensed Consolidated Financial Statements for further details) and $1.3 billion of investments in parks, resorts and other property, partially offset by proceeds totaling $170 million from the sales of investments in pay television services in Europe and the sale of the rights and assets related to the Power Rangers property.

During the nine months ended July 3, 2010 and June 27, 2009, investments in parks, resorts and other properties were as follows:

	Nine months Ended
(in millions)	July 3, 2010	June 27, 2009
Media Networks
Cable Networks	$60	$98
Broadcasting	52	87

Total Media Networks	112	185

Parks and Resorts
Domestic	851	674
International	148	75

Total Parks and Resorts	999	749

Studio Entertainment	65	110
Consumer Products	41	22
Interactive Media	13	15
Corporate	83	46

Total investment in parks, resorts and other property	$1,313	$1,127

The increase in capital expenditures for the nine months reflected higher construction progress payments on two new cruise ships, the expansion at Disney’s California Adventure and Hong Kong Disneyland, and the construction of a Disney Vacation Club Resort in Hawaii, partially offset by the construction of broadcast and film production facilities in the prior-year nine month period.

Financing Activities

Cash used by financing activities during the nine months ended July 3, 2010 of $1.4 billion reflected repurchases of common stock and dividend payments, partially offset by proceeds from stock option exercises and net borrowings. The decrease in cash used in financing activities from the prior-year nine-month period was driven by higher proceeds from stock option exercises and net borrowings in the current nine months compared to a net reduction in borrowings and the purchase of additional interests in Jetix Europe N.V. (Jetix) in the prior-year period. These decreases were partially offset by higher repurchases of common stock.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

During the nine months ended July 3, 2010, the Company’s borrowing activity was as follows:

	October 3, 2009	Additions	Payments	Other Activity	July 3, 2010
Commercial paper borrowings	$—	$794	$—	$—	$794
U.S. medium-term notes	7,618	—	(50)	3	7,571
European medium-term notes	347	—	(88)	5	264
Other foreign currency denominated debt	904	—	—	22	926
Film financing	350	—	(350)	—	—
Other	614	—	—	15	629
Euro Disney borrowings(1)	2,344	—	(91)	(307)	1,946
Hong Kong Disneyland borrowings	524	—	—	(27)	497

Total	$12,701	$794	$(579)	$(289)	$12,627

(1)	The other activity is primarily the impact of foreign currency translation as a result of the strengthening of the U.S. dollar against the Euro.

The Company’s bank facilities as of July 3, 2010 were as follows:

(in millions)	Committed Capacity	Capacity Used	Unused Capacity
Bank facilities expiring February 2011	$2,225	$235	$1,990
Bank facilities expiring February 2013	2,250	—	2,250

Total	$4,475	$235	$4,240

These bank facilities allow for borrowings at LIBOR-based rates plus a spread, which depends on the Company’s public debt rating and can range from 0.18% to 4.50%. As of July 3, 2010, the Company had not borrowed under these bank facilities. The Company also has the ability to issue up to $800 million of letters of credit under the facility expiring in February 2011, which if utilized, reduces available borrowings under this facility. As of July 3, 2010, $235 million of letters of credit had been issued under this facility.

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

During the nine months ended July 3, 2010, the Company repurchased 45 million shares of its common stock for approximately $1.5 billion. As of July 3, 2010, the Company had remaining authorization in place to repurchase approximately 134 million additional shares. The repurchase program does not have an expiration date.

We believe that the Company’s financial condition is strong and that its cash balances, other liquid assets, operating cash flows, access to debt and equity capital markets and borrowing capacity, taken together, provide adequate resources to fund ongoing operating requirements and future capital expenditures related to the expansion of existing businesses and development of new projects. However, the Company’s operating cash flow and access to the capital markets can be impacted by

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

macroeconomic factors outside of its control. In addition to macroeconomic factors, the Company’s borrowing costs can be impacted by short and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on the Company’s performance as measured by certain credit metrics such as interest coverage and leverage ratios. As of July 3, 2010, Moody’s Investors Service’s long and short-term debt ratings for the Company were A2 and P-1, respectively, with stable outlook; Standard & Poor’s long and short-term debt ratings for the Company were A and A-1, respectively, with negative outlook; and Fitch’s long and short-term debt ratings for the Company were A and F-1, respectively, with stable outlook. The Company’s bank facilities contain only one financial covenant, relating to interest coverage, which the Company met on July 3, 2010, by a significant margin. The Company’s bank facilities also specifically exclude certain entities, such as Euro Disney and Hong Kong Disneyland, from any representations, covenants or events of default.

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

Stock Option Compensation Expense

Compensation expense for stock options is estimated on the date of grant using a binomial valuation model. The weighted average assumptions used in the binomial valuation model during the nine months ended July 3, 2010 were 32% for the expected volatility, 1.4 for the expected exercise multiple (the multiple of exercise price to grant price at which exercises are expected to occur on average) and 3% for the expected termination rate. Although the initial fair value of stock options is not adjusted after the grant date, changes in the Company’s assumptions may change the estimated fair value of and therefore, the expense related to future stock option grants. The assumptions that cause the greatest variation in fair value in the binomial valuation model are the assumed volatility and expected exercise multiple. Increases or decreases in either the assumed volatility or expected exercise multiple will cause the binomial option value to increase or decrease, respectively.

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

Based on their evaluation as of July 3, 2010, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

There have been no changes in our internal controls over financial reporting during the third quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

Since our Form 10-Q filing for the quarter ended April 3, 2010, developments identified below occurred in the following legal proceedings.

Milne and Disney Enterprises, Inc. v. Stephen Slesinger, Inc. On November 5, 2002, the granddaughter of the author of the Winnie the Pooh books and Disney Enterprises, Inc. (DEI), a Company subsidiary, filed an action against Stephen Slesinger, Inc. (SSI) in the United States District Court for the Central District of California seeking a declaratory judgment that a notice served upon SSI terminating a prior grant to it of certain Winnie the Pooh rights was proper and that a later grant of those rights to DEI was valid. SSI filed counterclaims seeking, among other relief, a declaration that the attempted termination and grant to DEI were unenforceable, and that DEI remained obligated to pay SSI royalties for certain exploitations of Winnie the Pooh under the terms of a 1983 agreement executed by SSI. SSI’s counterclaims for declaratory relief were dismissed as moot by the court’s decisions that the termination notice, as well as another termination notice served by the heir of the illustrator of the Winnie the Pooh books, were invalid. SSI filed amended answers and asserted additional counterclaims against the Company for breach of contract, fraud, unfair business practices, and copyright and trademark infringement. On May 19, 2009, the court granted the Company’s motion for summary judgment on the breach of contract and fraud counterclaims, and on September 25, 2009, the court granted the Company’s motion for summary judgment on SSI’s remaining claims. SSI appealed to the United States Court of Appeals for the Ninth Circuit, but on June 28, 2010, voluntarily dismissed the appeal.

Celador International Ltd. v. The Walt Disney Company. On May 19, 2004, an affiliate of the creator and licensor of the television program, “Who Wants to be a Millionaire,” filed an action against the Company and certain of its subsidiaries, including American Broadcasting Companies, Inc. and Buena Vista Television, LLC, alleging it was damaged by defendants improperly engaging in certain intra-company transactions and charging merchandise distribution expenses, resulting in an underpayment to the plaintiff. On July 7, 2010, the jury returned a verdict for breach of contract against certain subsidiaries of the Company, awarding plaintiff damages of $269.4 million. The plaintiff has advised the Company that it intends to seek an award of prejudgment interest on the verdict amount. Although we cannot predict the ultimate outcome of this lawsuit, the Company believes the jury’s verdict is in error and intends to vigorously pursue its position in post-trial motions and, if those motions are unsuccessful, on appeal.

The Company, together with, in some instances, certain of its directors and officers is a defendant or codefendant in various other legal actions involving copyright, breach of contract and various other claims incident to the conduct of its businesses. Management does not expect the Company to suffer material liability by reason of these actions.

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

We enter into long-term contracts for both the acquisition and the distribution of media programming and products, including contracts for the acquisition of programming rights for sporting events and other programs, and contracts for the distribution of our programming to MVSPs. As these contracts expire, we must renew or renegotiate the contracts, and one such contract for the distribution of programming expires prior to the end of the current fiscal year. If we are unable to renew any such contract on acceptable terms, we may lose programming rights or distribution rights. Even if these contracts are renewed, the cost of obtaining programming rights may increase (or increase at faster rates than our historical experience) or the revenue from distribution of programs may be reduced (or increase at slower rates than our historical experience). With respect to the acquisition of programming rights, particularly sports programming rights, the impact of these long-term contracts on our results over the term of the contracts depends on a number of factors, including the strength of advertising markets, effectiveness of marketing efforts and the size of viewer audiences. There can be no assurance that revenues from programming based on these rights will exceed the cost of the rights plus the other costs of producing and distributing the programming.

PART II. OTHER INFORMATION (continued)

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended July 3, 2010:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
April 4, 2010 – May 3, 2010	2,233,076	$35.75	2,167,000	171 million
May 4, 2010 – June 3, 2010	21,764,872	33.52	21,654,096	169 million
June 4, 2010 – July 3, 2010	13,237,946	33.90	13,145,600	147 million

Total	37,235,894	33.79	36,966,696	134 million

(1)

269,198 shares were purchased on the open market to provide shares to participants in the Walt Disney Investment Plan (WDIP) and Employee Stock Purchase Plan (ESPP). These purchases were not made pursuant to a publicly announced repurchase plan or program.

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
James A. Rasulo, Senior Executive Vice President and Chief Financial Officer

August 10, 2010

Burbank, California

INDEX OF EXHIBITS

Number and Description of Exhibit (Numbers Coincide with Item 601 of Regulation S-K)		Document Incorporated by Reference from a Previous Filing or Filed Herewith, as Indicated below

10.1	Disney Savings and Investment Plan As Amended and Restated Effective January 1, 2010	Filed herewith

31(a)	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31(b)	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32(a)	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished

32(b)	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2010 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Equity and (v) related notes	Furnished

*    A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.