Form 10-K
period 2010-10-02
WALT DISNEY CO/
filed 2010-11-24
CIK 1001039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended October 2, 2010

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates (based on the closing price on the last business day of the registrant’s most recently completed second fiscal quarter as reported on the New York Stock Exchange-Composite Transactions) was $64.4 billion. All executive officers and directors of the registrant and all persons filing a Schedule 13D with the Securities and Exchange Commission in respect to registrant’s common stock have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

There were 1,893,583,594 shares of common stock outstanding as of November 16, 2010.

Documents Incorporated by Reference

Certain information required for Part III of this report is incorporated herein by reference to the proxy statement for the 2011 annual meeting of the Company’s shareholders.

THE WALT DISNEY COMPANY AND SUBSIDIARIES

(This page intentionally left blank)

PART I

ITEM 1.	Business

The Walt Disney Company, together with its subsidiaries, is a diversified worldwide entertainment company with operations in five business segments: Media Networks, Parks and Resorts, Studio Entertainment, Consumer Products and Interactive Media. For convenience, the terms “Company” and “we” are used to refer collectively to the parent company and the subsidiaries through which our various businesses are actually conducted. On December 31, 2009, the Company completed an acquisition of Marvel Entertainment, Inc. (Marvel). See Note 4 to the Consolidated Financial Statements. Marvel businesses are reported primarily in our Studio Entertainment and Consumer Products segments.

Information on the Company’s revenues, operating income, and identifiable assets appears in Note 1 to the Consolidated Financial Statements included in Item 8 hereof. The Company employed approximately 149,000 people as of October 2, 2010.

MEDIA NETWORKS

The Media Networks segment is comprised of a domestic broadcast television network, television production and distribution operations, domestic television stations, international and domestic cable networks, domestic broadcast radio networks and stations, and publishing and digital operations.

Domestic Broadcast Television Network

The Company operates the ABC Television Network, which as of October 2, 2010, had affiliation agreements with 234 local stations reaching 99% of all U.S. television households. The ABC Television Network broadcasts programs in the following “dayparts”: daytime, primetime, late night, news, kids and sports.

The ABC Television Network produces its own programs or acquires broadcast rights from third parties, as well as entities that are owned by or affiliated with the Company and pays varying amounts of compensation to certain of the affiliated stations for broadcasting the programs and commercial announcements included therein. In certain cases the ABC Television Network receives fees for its broadcast feed. The ABC Television Network derives the majority of its revenues from the sale to advertisers of time in network programs for commercial announcements. The ability to sell time for commercial announcements and the rates received are primarily dependent on the size and nature of the audience that the network can deliver to the advertiser as well as overall advertiser demand for time on network broadcasts.

ABC.com is the official web site of the ABC Television Network and provides access to full-length episodes of ABC shows online. ABCNews.com provides in-depth worldwide news coverage online. ABCNews.com also offers broadband subscriptions to the 24-hour live internet news channel, ABC News Now and to video-on-demand news reports from all ABC News broadcasts.

Television Production and Distribution

The Company produces and distributes live action and animated television programming under the ABC Studios, ABC Media Productions, and ABC Family Productions labels. Program development is carried out in collaboration with independent writers, producers, and creative teams, with a focus on half-hour comedies, one-hour dramas, and reality series primarily for primetime broadcasts. Primetime programming produced either for our networks or for third parties in the 2010/2011 television season include the returning one-hour dramas Army Wives, Brothers & Sisters, Castle, Criminal Minds, Desperate Housewives, Grey’s Anatomy, and Private Practice; the returning half-hour comedy Cougar Town; and new primetime series that premiered in the fall of 2010 which include the one-hour dramas Body of Proof, Detroit 187, and No Ordinary Family. Ugly Betty and Brothers & Sisters entered the domestic syndication market during 2010. We also produce Jimmy Kimmel Live for late night and a variety of primetime specials for network television and live-action syndicated programming. Syndicated programming includes Live! with Regis and Kelly, a daily talk show, and Who Wants to Be a Millionaire, a game show.

Disney-ABC Domestic Television and Disney Media Distribution distribute the Company’s productions, including certain programming aired on our cable networks, domestically and internationally, respectively. The Company’s productions are also distributed in DVD format by the Studio Entertainment segment and also online via Company internet sites such as ABC.com and on third party services such as iTunes.

Domestic Television Stations

The Company owns ten television stations, six of which are located in the top-ten markets in the United States. All of our television stations are affiliated with the ABC Television Network and collectively reach 23% of the nation’s television households. Each owned station broadcasts three digital channels: the first consists of local, ABC Television Network, and syndicated programming; the second is the Live Well Network; and the third consists of weather reports powered by AccuWeather.

Live Well Network debuted in April 2009 and provides high-definition programming focusing on lifestyle topics such as interior design, healthy cooking, and outdoor activities.

Markets and details for the stations we own are as follows:

Market	TV Station	Television Market Ranking(1)
New York, NY	WABC-TV	1
Los Angeles, CA	KABC-TV	2
Chicago, IL	WLS-TV	3
Philadelphia, PA	WPVI-TV	4
San Francisco, CA	KGO-TV	6
Houston, TX	KTRK-TV	10
Raleigh-Durham, NC	WTVD-TV	26
Fresno, CA	KFSN-TV	55
Flint, MI	WJRT-TV	68
Toledo, OH	WTVG-TV	73

(1)	Based on Nielsen Media Research, U.S. Television Household Estimates, January 1, 2010

In November 2010, the Company entered into an agreement to sell two of its TV stations in the Flint, Michigan and Toledo, Ohio markets. The sale is expected to close in fiscal year 2011 subject to satisfaction of closing conditions.

Cable Networks

Our cable networks group provides national programming networks, licenses television programming in domestic and international markets and invests in foreign television broadcasting, programming, production and distribution entities. Programming at our cable networks is both internally produced and acquired from third parties. The two primary brands for our cable networks are ESPN and Disney Channel. In addition to cable network operations, we have ESPN- and Disney- branded radio operations, which are managed together with the cable operations.

Cable networks derive a majority of their revenues from fees charged to cable, satellite and telecommunications service providers (Multi-channel Video Service Providers or MVSPs) and, for certain networks (primarily ESPN and ABC Family), the sale to advertisers of time in network programs for commercial announcements. Generally, the Company’s cable networks operate under multi-year carriage agreements with MVSPs that include contractually determined fees. The amounts that we can charge to MVSPs for our cable network services are largely dependent on competition and the quality and quantity of programming that we can provide. The ability to sell time for commercial announcements and the rates received are primarily dependent on the size and nature of the audience that the network can deliver to the advertiser as well as overall advertiser demand. Certain programming developed by our cable networks is also distributed in DVD format by our home entertainment division in the Studio Entertainment segment and also online via Company internet sites such as ESPN.com and also on third party services such as iTunes.

The Company’s significant cable networks and our ownership percentage and estimated subscribers as of October 2, 2010 are set forth in the following table:

	Estimated Domestic Subscribers (in millions)(1)	Estimated International Subscribers (in millions)(2)	Ownership %
ESPN
ESPN	100	—	80.0
ESPN2	100	—	80.0
ESPNEWS	74	—	80.0
ESPN Classic	41	—	80.0
ESPN Deportes	5	—	80.0
ESPNU	74	—	80.0

Disney Channels Worldwide
Disney Channel	100	109	100.0
Playhouse Disney	—	45	100.0
Disney XD	78	84	100.0
Disney Cinemagic	—	10	100.0
Hungama	—	7	100.0

ABC Family	99	—	100.0

SOAPnet	76	—	100.0

A&E/Lifetime
A&E	100	—	42.1
Lifetime Television	100	—	42.1
The History Channel	99	—	42.1
Lifetime Movie Network	79	—	42.1
The Biography Channel	62	—	42.1
History International	61	—	42.1
Lifetime Real Women (2)	16	—	42.1

(1)	Estimated U.S. subscriber counts according to Nielsen Media Research as of September 2010
(2)	Subscriber counts are not rated by Nielsen and are based on internal management reports. ESPN and A&E programming is distributed internationally through other networks discussed below.

ESPN ESPN is a multimedia, multinational sports entertainment company that operates six domestic television sports networks: ESPN, ESPN2, ESPNEWS, ESPN Classic, ESPN Deportes (a Spanish language network) and ESPNU (a network devoted to college sports). ESPN also operates four high-definition television simulcast services, ESPN HD, ESPN2 HD, ESPNEWS HD and ESPNU HD, and in June 2010 launched ESPN 3D featuring approximately 100 live events in its first year. ESPN programs the sports schedule on the ABC Television Network, which is branded ESPN on ABC. ESPN owns, has equity interests in or has distribution agreements with 46 international sports networks reaching households in more than 200 countries and territories in 16 languages including a live sports network in the UK. ESPN holds a 50% equity interest in ESPN Star Sports, which distributes sports programming throughout most of Asia, and a 30% equity interest in CTV Specialty Television, Inc., which owns The Sports Network, The Sports Network 2, Le Réseau des Sports, ESPN Classic Canada, the NHL Network and Discovery Canada.

ESPN also operates:

•

ESPN.com - which delivers comprehensive sports news, information and video each month through its national hub and five local sites – ESPNBoston.com, EPSNChicago.com, ESPNDallas.com, ESPNLosAngeles.com and ESPNNewYork.com

•	ESPN3.com - which is a broadband service available to 53 million subscribers that delivers more than 4,000 live events

•	ESPN Mobile Properties - which delivers content, including live game coverage, alerts and highlights, to mobile service providers

•	ESPN Regional Television - which is a syndicator of collegiate sports programming

•	The ESPN Radio Network and five owned ESPN Radio stations

•	ESPN The Magazine

•	ESPN Enterprises - which develops branded licensing opportunities

•

ESPN Zone – which provides a complete sports dining and entertainment experience. In June 2010, the Company closed five ESPN Zone restaurants. The Company continues to operate one ESPN Zone restaurant located in Anaheim, California and also licenses an ESPN Zone restaurant located in Los Angeles, California.

The Company holds an 18% equity interest in The Active Network, Inc., a domestic online community and marketing platform for individuals and event organizers to participate in and promote sports and recreational activities.

The ESPN Radio Network is carried on more than 750 stations, of which 355 are full-time, making it the largest sports radio network in the United States.

Markets and details for the stations we own are as follows:

Market	Radio Station	Broadcast Band	Radio Market Ranking(1)
New York, NY	WEPN	AM	1
Los Angeles, CA	KSPN	AM	2
Chicago, IL	WMVP	AM	3
Dallas-Fort Worth, TX	KESN	FM	5
Pittsburgh, PA	WEAE	AM	25

(1)	Based on Fall 2010 Arbitron Radio Market Rankings

Disney Channels Worldwide

Disney Channel Disney Channel is a 24-hour cable network with original series and movie programming targeted to children and families. Shows developed and produced internally for initial exhibition on Disney Channel include live-action comedy series, animated programming and educational preschool series, as well as projects for the Disney Channel Original Movie franchise. Live-action comedy series include Good Luck Charlie, Hannah Montana, JONAS, Sonny With A Chance, The Suite Life on Deck and Wizards of Waverly Place. Disney Channel also airs the animated programs, Phineas and Ferb and Fish Hooks. Original series for preschoolers include the animated series Disney’s Mickey Mouse Clubhouse, Handy Manny, My Friends Tigger & Pooh and Special Agent Oso, as well as the live-action series Imagination Movers. Programming is also acquired from third parties and includes content from Disney’s theatrical film and television programming library.

Playhouse Disney Playhouse Disney provides learning-focused programming for preschoolers. In the U.S., the daily Playhouse Disney programming block is aired on the Disney Channel. Playhouse Disney is aired internationally with channels in Latin America, Europe, Asia, Australia and Africa. Beginning in 2011, the Playhouse Disney block will be rebranded as Disney Junior, followed in 2012 with the launch of Disney Junior as a dedicated 24-hour basic channel for preschool-age children, parents and caregivers, featuring animated and live action programming which blends Disney’s unparalleled storytelling and beloved characters with learning, including early math and language skills and featuring healthy eating, lifestyle, and social skills.

Disney XD Disney XD has a mix of live-action and animated programming for kids ages 6-14, targeting boys and their quest for discovery, accomplishment, sports, adventure and humor. The programming includes original series such as the Emmy Award-winning animated hit, Phineas and Ferb, Kick Buttowski, and the new live-action series, Pair of Kings, as well as movies and short-form content including sports-themed content developed with ESPN.

In the U.S., Disney XD is seen on a 24-hour network. Disney XD channels have launched in Latin America, Europe and Asia, building its distribution base to 107 countries/territories.

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

ABC Family ABC Family is a U.S. television programming service that targets adults 18-34. ABC Family produces and acquires original programming including the returning series The Secret Life of the American Teenager, Greek, Lincoln Heights and new series Make It or Break It, Pretty Little Liars and Huge. Additionally, ABC Family airs content from our owned theatrical film library. ABC Family also features branded programming holiday events such as “13 Nights of Halloween” and “25 Days of Christmas”.

ABCFamily.com creates digital extensions to ABC Family programming that feature interactivity and social networking. The site also features user-generated content and online programming that can be downloaded and customized based on individual user preferences.

SOAPnet SOAPnet offers same-day episodes of daytime dramas at night and also original programming. Programming includes same-day episodes of daytime dramas such as All My Children, Days of Our Lives, One Life to Live, General Hospital and The Young and the Restless; primetime series The O.C., One Tree Hill, Beverly Hills 90210, and The Gilmore Girls; and original programs like Being Erica. Beginning in 2012, SOAPnet will transition to Disney Junior, which will be a 24-hour channel carrying children’s programming.

Content related to SOAPnet’s programming is available on SOAPnet.com, including video extras, games, blogs, community forums, photos and downloadable content. Additionally, SOAPNETIC is a broadband fee-based service that provides behind-the-scenes coverage of the world of daytime dramas.

AETN/Lifetime The A&E Television Networks (AETN) include A&E, The History Channel, The Biography Channel and History International. A&E offers entertainment ranging from reality series to original movies, dramatic series, and justice shows. The History Channel offers original non-fiction series and event-driven specials. The Biography Channel offers original series about prominent people and their lives, including the “Biography” series. History International focuses on the culture and history of various countries throughout the world from the perspective of locals. Internationally, A&E programming is available in 125 countries through joint ventures and distribution agreements with affiliates.

Lifetime Entertainment Services (Lifetime) includes Lifetime Television, Lifetime Movie Network and Lifetime Real Women. Lifetime Television is devoted to women’s lifestyle programming. Lifetime Movie Network is a 24-hour movie channel. Lifetime Real Women is a 24-hour cable network with programming from a woman’s point of view.

The Company’s share of the financial results of AETN/Lifetime is reported as “Equity in the income of investees” in the Company’s Consolidated Statements of Income.

Radio Disney Radio Disney is a 24/7 radio network for kids, tweens and families. Radio Disney is available on 37 terrestrial radio stations, 31 of which we own and on RadioDisney.com, Sirius and XM satellite radio, iTunes Radio Tuner, XM/DIRECTV and mobile phones. Radio Disney programming can be downloaded via the iTunes Music Store. Radio Disney is also available throughout most of South America via a separate Spanish language terrestrial broadcast.

Radio Disney stations we own are as follows:

Market	Station	Broadcast Band	Market Ranking (1)
New York, NY	WQEW	AM	1
Los Angeles, CA	KDIS	AM	2
Chicago, IL	WRDZ	AM	3
San Francisco, CA	KMKY	AM	4
Dallas-Fort Worth, TX	KMKI	AM	5
Houston, TX	KMIC	AM	6
Atlanta, GA	WDWD	AM	7
Philadelphia, PA	WWJZ	AM	8
Boston, MA	WMKI	AM	10
Detroit, MI	WFDF	AM	11
Miami, FL	WMYM	AM	12
Seattle, WA	KKDZ	AM	13
Phoenix, AZ	KMIK	AM	15
Minneapolis, MN	KDIZ	AM	16
Denver, CO	KDDZ	AM	19
Tampa, FL	WWMI	AM	20
St. Louis, MO	WSDZ	AM	21
Portland, OR	KDZR	AM	23
Charlotte, NC	WGFY	AM	24
Sacramento, CA	KIID	AM	27
Cleveland, OH	WWMK	AM	29
Salt Lake City, UT	KWDZ	AM	30
San Antonio, TX	KRDY	AM	31
Kansas City, MO	KPHN	AM	32
Orlando, FL	WDYZ	AM	35
Milwaukee, WI	WKSH	AM	38
Indianapolis, IN	WRDZ	FM	39
Providence, RI	WDDZ	AM	41
Hartford, CT	WDZK	AM	50
New Orleans, LA	WBYU	AM	52
Louisville, KY	WDRD	AM	54
Richmond, VA	WDZY	AM	55
Albany, NY	WDDY	AM	63
Tulsa, OK	KMUS	AM	65
Albuquerque, NM	KALY	AM	68
Little Rock, AR	KDIS	FM	84
Jacksonville, FL	WBWL	AM	86

(1)	Based on Fall 2010 Arbitron Radio Market Rankings

Competition and Seasonality

The Company’s Media Networks businesses compete for viewers primarily with other television and cable networks, independent television stations and other media, such as DVDs, video games and the internet. With respect to the sale of advertising time, our broadcasting operations, certain of our cable networks and our television and radio stations compete with other television networks and radio stations, independent television stations, MVSPs and other advertising media such as newspapers, magazines, billboards, and the internet. Our television and radio stations primarily compete for viewers in individual market areas. A television or radio station in one market generally does not compete directly with stations in other markets.

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

•

Regulation of programming. The FCC regulates broadcast programming by, among other things, banning “indecent” programming, regulating political advertising and imposing commercial time limits during children’s programming. Broadcasters face a heightened risk of being found in violation of the indecency prohibition by the FCC because of recent FCC decisions, coupled with the spontaneity of live programming. In the past several years, the FCC increased enforcement activities with respect to indecency, and a number of significant indecency cases against various broadcasters remain pending in the courts. Moreover, the penalties for broadcasting indecent programming are a maximum of $325,000 per violation.

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

•

Cable and satellite carriage of broadcast television stations. With respect to cable systems operating within a television station’s Designated Market Area, FCC rules require that every three years each television station elect either “must carry” status, pursuant to which cable operators generally must carry a local television station in the station’s market, or “retransmission consent” status, pursuant to which the cable operator must negotiate with the television station to obtain the consent of the television station prior to carrying its signal. Under the Satellite Home Viewer Improvement Act and its successors, including most recently the Satellite Television Extension and Localism Act (STELA), which also requires the “must carry” or “retransmission consent” election, satellite carriers are permitted to retransmit a local television station’s signal into its local market with the consent of the local television station. Under must carry, if a satellite carrier elects to carry one local station in a market, the satellite carrier must carry the signals of all local television stations that also request carriage.

•

Digital television. Pursuant to FCC regulations, all of the Company’s stations now operate exclusively on digital channels. Each station broadcasts three digital channels: the main channel, affiliated with the ABC Television Network; the Live Well Network; and weather reports powered by AccuWeather, along with news and sports headlines.

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

PARKS AND RESORTS

The Company owns and operates the Walt Disney World Resort in Florida, the Disneyland Resort in California, the Disney Vacation Club, the Disney Cruise Line, and Adventures by Disney. The Company manages and has effective ownership interests of 51% and 47%, respectively, in Disneyland Paris and Hong Kong Disneyland Resort. The Company also licenses the operations of the Tokyo Disney Resort in Japan. The Company’s Walt Disney Imagineering unit designs and develops new theme park concepts and attractions as well as resort properties. On November 5, 2010, the Shanghai government and the Company announced a detailed agreement to build and operate a Disney theme park in the Pudong district of Shanghai. We are awaiting final approval from the central government on the incorporation of the related joint venture companies and the completion of the necessary regulatory processes.

The businesses in the Parks and Resorts segment generate revenues predominately from the sale of admissions to the theme parks; charges for room nights at the hotels; merchandise, food and beverage sales; sales and rentals of vacation club properties; and sales of cruise vacations. Costs consist principally of labor; depreciation; costs of merchandise, food and beverage sold; marketing and sales expense; repairs and maintenance; and entertainment.

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

Epcot — Epcot, which opened in 1982, consists of two major themed areas: Future World and World Showcase. Future World dramatizes certain historical developments and addresses the challenges facing the world today through major pavilions devoted to showcasing science and technology improvements, communication, energy, transportation, using your imagination, nature and food production, the ocean environment and space. World Showcase presents a community of nations focusing on the culture, traditions and accomplishments of people around the world. Countries represented with pavilions include the United States, Canada, China, France, Germany, Italy, Japan, Mexico, Morocco, Norway and the United Kingdom. Both areas feature themed rides and attractions, restaurants and merchandise shops. Epcot also features Illuminations: Reflections of Earth, a nighttime entertainment spectacular.

Disney’s Hollywood Studios — Disney’s Hollywood Studios, which opened in 1989, consists of four themed areas: Hollywood Boulevard, Sunset Boulevard, Animation Courtyard, and Backlot. The four areas blend together as a large movie set and provide behind-the-scenes glimpses of Hollywood-style action based on movies and TV shows. The park provides various shows, attractions, themed food service and merchandise facilities. Disney’s Hollywood Studios also features Fantasmic!, a nighttime entertainment spectacular.

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

Hotels and Other Resort Facilities — As of October 2, 2010, the Company owned and operated 17 resort hotels at the Walt Disney World Resort, with a total of approximately 22,000 rooms and 468,000 square feet of conference meeting space. In addition, Disney’s Fort Wilderness camping and recreational area offers approximately 800 campsites.

The Walt Disney World Resort also hosts a 120-acre retail, dining and entertainment complex known as Downtown Disney, which consists of the Marketplace, West Side and Pleasure Island. Downtown Disney is home to the 51,000-square-foot World of Disney retail store featuring Disney-branded merchandise, Cirque du Soleil, the House of Blues, and the Company’s DisneyQuest facility. A number of the Downtown Disney facilities are operated by third parties that pay rent and license fees to the Company. In September 2008, the Company commenced a multi-year project to enhance Pleasure Island, which will feature new shopping and dining experiences to entertain guests of all ages.

ESPN’s Wide World of Sports, which opened in 1997 under the name Disney’s Wide World of Sports, is a 220-acre sports complex providing professional caliber training and competition, festival and tournament events and interactive sports activities. The complex’s venues accommodate multiple sporting events, including baseball, tennis, basketball, softball, track and field, football and soccer. Its stadium, which has a seating capacity of approximately 9,500, is the spring training site for MLB’s Atlanta Braves. The Amateur Athletic Union hosts more than 40 national events per year at the facility.

In the Downtown Disney Resort area, seven independently-operated hotels are situated on property leased from the Company. These hotels include approximately 3,700 rooms. Additionally, the Walt Disney World Swan and the Walt Disney World Dolphin hotels, which have approximately 2,300 total rooms, are independently operated on property leased from the Company near Epcot.

Other recreational amenities and activities available at the Walt Disney World Resort include four championship golf courses, miniature golf courses, full-service spas, tennis, sailing, water skiing, swimming, horseback riding and a number of other noncompetitive sports and leisure time activities. The resort also includes two water parks: Blizzard Beach and Typhoon Lagoon.

Disneyland Resort

The Company owns 461 acres and has the rights under long-term lease for use of an additional 49 acres of land in Anaheim, California. The Disneyland Resort includes two theme parks (Disneyland and Disney California Adventure), three hotels and Downtown Disney, a retail, dining and entertainment complex designed to attract visitors for an extended stay.

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

Disney California Adventure — Disney California Adventure, which opened in 2001, is adjacent to Disneyland and includes four principal areas: Golden State, Hollywood Pictures Backlot, Paradise Pier and “a bug’s land”. These areas include rides, attractions, shows, restaurants, merchandise shops and refreshment stands. Additionally, Disney California Adventure offers a new nighttime water spectacular, World of Color, as the first major element of the multi-year expansion that will add new entertainment and family-oriented attractions, including a Cars Land, a new 12-acre themed area, inspired by the animated film Cars.

Hotels and Other Resort Facilities — Disneyland Resort includes three Company-owned and operated hotels with a total of approximately 2,400 rooms, 50 vacation club units, and 180,000 square feet of conference meeting space.

Disneyland Resort also includes Downtown Disney, a themed 15-acre outdoor complex of entertainment, dining and shopping venues, located adjacent to both Disneyland Park and Disney California Adventure. A number of the Downtown Disney facilities are operated by third parties that pay rent and license fees to the Company.

Disneyland Paris

The Company has a 51% effective ownership interest in Disneyland Paris, a 5,510-acre development located in Marne-la-Vallée, approximately 20 miles east of Paris, France, which has been developed pursuant to a master agreement with French governmental authorities. The Company manages and has a 40% equity interest in Euro Disney S.C.A., a publicly-traded French entity that is the holding company for Euro Disney Associés S.C.A., the primary operating company of Disneyland Paris. Euro Disney S.C.A. and its subsidiaries operate Disneyland Paris, which includes two theme parks (Disneyland Park and Walt Disney Studios Park); seven themed hotels; convention centers; a shopping, dining and entertainment complex; and a 27-hole golf facility. Of the 5,510 acres comprising the site, approximately half has been developed to date, which includes the Val d’Europe development discussed below. An indirect, wholly-owned subsidiary of the Company is responsible for managing Disneyland Paris. Euro Disney S.C.A. is required to pay royalties and management fees to the Company based on the operating performance of the resort.

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

Hotels and Other Facilities — Disneyland Paris operates seven resort hotels, with a total of approximately 5,800 rooms and 250,000 square feet of conference meeting space. In addition, several on-site hotels opened between 2003 and 2006 that are owned and operated by third-party developers and provide approximately 2,400 rooms.

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

In fiscal 2005, Euro Disney S.C.A. completed a financial restructuring, which provided for an increase in capital and refinancing of its borrowings. Pursuant to the financial restructuring, the Company agreed to conditionally and unconditionally defer certain management fees and royalties and convert them into long-term subordinated debt and provide a ten-year line of credit, with a current limit of €100 million for liquidity needs.

In fiscal 2010, Euro Disney S.C.A signed an amendment to the master agreement entered into between the Company and French governmental authorities in 1987 for the creation and the operation of the resort. This amendment extends the duration of the agreement from 2017 to 2030. In addition, the amendment provides for updated land entitlements that allow Euro Disney S.C.A to develop, in partnership with Groupe Pierre & Vacances Center Parcs, Les Villages Nature de Val d’Europe, an innovative eco-tourism project.

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

Hong Kong Disneyland — Hong Kong Disneyland opened in 2005 and consists of the following themed lands: Adventureland, Fantasyland, Main Street USA and Tomorrowland. These areas feature themed rides and attractions, shows, restaurants, merchandise shops and refreshment stands. Additionally, there are daily parades and a nighttime fireworks extravaganza.

Hotels — Hong Kong Disneyland Resort includes two themed hotels with a total of 1,000 rooms.

In July 2009, the Company and the HKSAR agreed to a capital realignment and expansion plan for Hong Kong Disneyland. The expansion, which is scheduled to be completed in phases by 2014, will bring three new themed areas to Hong Kong Disneyland: Toy Story Land, Grizzly Gulch and Mystic Point. Pursuant to the plan, the Company converted a loan to Hong Kong Disneyland into equity and to date, has made additional capital contributions of $106 million and the HKSAR has contributed like amounts of capital by converting a portion of its loan to Hong Kong Disneyland into equity. This has increased the Company’s effective ownership interest from 43% to 47% as of October 2, 2010. The Company expects to make additional capital contributions over the next four years to fund the expansion of Hong Kong Disneyland. See Note 7 to the Consolidated Financial Statements.

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

Tokyo DisneySea — Tokyo DisneySea, adjacent to Tokyo Disneyland, opened in 2001. The park is divided into seven “ports of call,” including Mediterranean Harbor, American Waterfront, Port Discovery, Lost River Delta, Mermaid Lagoon, Mysterious Island and Arabian Coast.

Hotels and Other Resort Facilities — The resort includes three Disney-branded hotels with a total of more than 1,700 rooms. The resort also includes the Disney Resort Line monorail, which links theme parks and resort hotels with Ikspiari, a retail, dining and entertainment complex; Bon Voyage, a Disney-themed merchandise location; as well as the first Cirque du Soleil theatre in Japan.

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

Disney Vacation Club

The Disney Vacation Club (DVC) offers ownership interests in 11 resort facilities located at the Walt Disney World Resort; Disneyland Resort; Vero Beach, Florida; Hilton Head Island, South Carolina; and Oahu, Hawaii. Available units at each facility are offered for sale under a vacation ownership plan and are operated as rental property when not occupied by vacation club members. DVC inventory consists of a mix of units ranging from one bedroom studios to three bedroom villas. Unit counts in this document are presented in terms of two bedroom equivalents. DVC has 3,060 vacation club units as of October 2, 2010 and is scheduled to open an additional 481 units at Aulani, a 21-acre oceanfront resort on the island of Oahu, Hawaii. The resort, which will also include 359 traditional hotel rooms, will open in phases beginning in August 2011. Vacation club presales for this property commenced in July 2010.

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

The Company is expanding its cruise business by adding two new ships, the Disney Dream in January 2011 and the Disney Fantasy in April 2012. The new ships will each be approximately 130,000 tons with 1,250 staterooms. The Disney Wonder will move its home to the Port of Los Angeles in 2011, to accommodate Pacific itineraries.

Adventures by Disney

Adventures by Disney, which began operations in 2005, offers a series of all-inclusive guided vacation tour packages at predominantly non-Disney sites around the world. The Company provided 22 specialized excursion packages during 2010.

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

All of the theme parks and the associated resort facilities are operated on a year-round basis. Typically, the theme parks and resort business experiences fluctuations in theme park attendance and resort occupancy resulting from the seasonal nature of vacation travel and local entertainment excursions. Peak attendance and resort occupancy generally occur during the summer months when school vacations occur and during early-winter and spring-holiday periods.

STUDIO ENTERTAINMENT

The Studio Entertainment segment produces and acquires live-action and animated motion pictures, direct-to-video content, musical recordings and live stage plays.

The Company distributes produced and acquired films (including its film and television library) in the theatrical, home entertainment and television markets. The primary banners for our films are Walt Disney Pictures, Touchstone Pictures, Pixar, Miramax and Dimension. The Company’s primary focus is Disney-branded films under the Walt Disney Pictures and Pixar banners. Each of the market windows is discussed in more detail below.

In August 2009, the Company entered into an agreement with DreamWorks Studios (“DreamWorks”) to distribute live-action motion pictures produced by DreamWorks over the next seven years under the Touchstone Pictures banner. As part of the agreement, the Company will provide certain financing, which as of October 2, 2010, totaled $92 million.

The Company has an agreement with a third-party studio to distribute the Marvel films Iron Man and Iron Man 2, which have been released, and Thor and Captain America which are still in production, and a separate agreement with another third-party studio to distribute the Marvel film The Incredible Hulk, which has also been released. Under these arrangements, the Company incurs the cost to produce the films and pays a fee to the third party studio to distribute the film. Beginning with The Avengers, which is scheduled for release in 2012, the Company intends to distribute all Marvel produced films. The Company recently purchased the distribution rights for The Avengers and Iron Man 3 from a third party studio and will pay certain fees to that studio associated with the performance of those films, subject to a minimum guarantee.

The Company has also licensed the rights to produce and distribute feature films for certain other Marvel properties including Spider-Man, The Fantastic Four, and X-Men to third-party studios. Under these licensing arrangements, the third-party studio incurs the cost to produce and distribute the films and pays the Company a licensing fee.

On July 29, 2010, the Company entered into an agreement to sell the majority of the assets of Miramax Film Corp. (Miramax) for $663 million, subject to closing conditions and adjustments. The transaction is expected to close by the end of calendar 2010. The sale includes both Miramax and Dimension film assets.

Theatrical Market

During fiscal 2011, we expect to distribute domestically approximately 14 feature films. These releases include several live-action family films and full-length animated films, with the remainder targeted to teenagers and/or adults. As of October 2, 2010, the Company had released domestically 962 full-length live-action features, 88 full-length animated features, approximately 549 cartoon shorts and 53 live action shorts.

We distribute and market our filmed products principally through our own distribution and marketing companies in the U.S. theatrical market. In the international theatrical markets, we distribute our filmed products both directly and through independent distribution companies or joint ventures. Films released theatrically in the U.S. can be released simultaneously in international territories or generally up to four months later.

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

The domestic and international home entertainment window typically starts four to six months after the theatrical release in each market. The home entertainment releases may be distributed in both physical (DVD and Blu-Ray) and electronic versions. Most titles are sold simultaneously to both retailers, such as Wal-Mart and Best Buy, and “rentailers,” such as Blockbuster, Redbox and Netflix.

As of October 2, 2010, we had approximately 1,800 active produced and acquired titles, including 1,400 live-action titles and 400 animated titles, in the domestic home entertainment marketplace and approximately 2,700 active produced and acquired titles, including 2,200 live-action titles and 500 animated titles, in the international marketplace.

Television Market

Pay-Per-View (PPV)/Video-on-Demand (VOD): Concurrently with, or up to two months after, the home entertainment window begins, the studio’s television distributors, Disney-ABC Domestic Television and Disney Media Distribution, license titles for use on a PPV/VOD basis, as well as for internet, console games, and mobile platforms. PPV/VOD services deliver one-time rentals electronically to consumers at a price comparable to that of physical media rentals.

Pay Television (Pay 1): There are generally two pay television windows. The first window is generally sixteen months in duration and follows the PPV/VOD window. The Company has licensed exclusive domestic pay television rights to substantially all films released under the Walt Disney Pictures, Pixar, and Touchstone Pictures banners to the Starz pay television service through fiscal 2016. Miramax theatrical releases through calendar year 2008 were licensed under the Starz agreement. In 2010, the Company negotiated a new license with Showtime for selected Miramax films with theatrical release dates beginning calendar year 2009 through the first six months of calendar year 2011.

Free Television (Free 1): The Pay 1 window is followed by a television window with telecasts accessible to consumers without charge. This free window may last up to 84 months. Motion pictures are usually sold in the Free 1 window on an ad-hoc basis to major networks, including the ABC Television Network, and basic cable services.

Pay Television 2 (Pay 2) and Free Television 2 (Free 2): In the U.S., Free 1 is generally followed by a fourteen-month Pay 2 window under our license arrangement with Starz, and finally by a Free 2 window. The Free 2 window is a syndication window where films are licensed both to basic cable networks and to third-party television station groups. Major packages of the Company’s feature films have been licensed for broadcast under multi-year agreements.

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

Walt Disney Records produces and distributes compact discs and music DVDs in the United States and licenses our music properties throughout the rest of the world. Music categories include infant, children’s read-along, teens, all-family and soundtracks from film and television series distributed by Walt Disney Pictures and Disney Channel. Hollywood Records develops, produces and markets recordings from talent across a spectrum of popular music. In April 2010, the Company announced that it will close Lyric Street Records. However, the Company will continue to distribute catalog titles under the Lyric Street Records label.

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

Disney Theatrical Productions

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

Disney Theatrical Productions also delivers live shows globally through its license to Feld Entertainment, producer of Disney On Ice and Disney Live!. Disney On Ice’s newest ice show, Toy Story 3, launched in September 2010 for a North America tour. Mickey’s Musical Festival, the latest from Disney’s Live!, was launched in September 2010.

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

CONSUMER PRODUCTS

The Consumer Products segment engages with licensees, manufacturers, publishers and retailers throughout the world to design, develop, publish, promote and sell a wide variety of products based on existing and new characters and other Company intellectual property through its Merchandise Licensing, Publishing and Retail businesses. In addition to leveraging the Company’s film and television properties, Consumer Products also develops new intellectual property with the potential of also being used in the Company’s other businesses.

Merchandise Licensing

The Company’s worldwide merchandise licensing operations include a diverse range of product categories, the most significant of which are: toys, apparel, home décor and furnishings, stationery, accessories, health and beauty, food, footwear, and consumer electronics. The Company licenses characters from its film, television and other properties and earns royalties, which are usually based on a fixed percentage of the wholesale or retail selling price of the products. Some of the major properties licensed by the Company include Mickey Mouse, Disney Princess, Toy Story, Winnie the Pooh, Cars, Disney Fairies, Hannah Montana and the Marvel properties including Spider-Man and Iron Man. The Company also designs individual products and creates exclusive themed and seasonal promotional campaigns for retailers based on characters, movies and TV shows.

Publishing

Disney Publishing Worldwide (DPW) publishes children’s books and magazines in multiple countries and languages. DPW’s businesses include Disney Global Books, Disney Global Magazines and Disney English. In fiscal 2010, Disney Global Books (DGB) published titles around the world in support of such franchises as Mickey Mouse, Disney Princess, Winnie the Pooh, Cars, Disney Fairies and Toy Story. DGB has extended its publishing content into new digital books, comics and applications, including applications for the Toy Story films and The Princess and the Frog. Disney Global Magazines issues Disney FamilyFun magazine in the United States. Disney English operates 15 English language learning centers in Shanghai and Beijing, offering more than 500 hours of classroom programming for more than 7,000 young children. DPW also includes publishing revenues from the sale of Marvel comic books.

Retail

The Company markets Disney-themed products directly through retail stores operated under the Disney Store name and through internet sites in North America (DisneyStore.com and DisneyOutlet.com), the United Kingdom (DisneyStore.co.uk) and Japan (DisneyStore.co.jp). The stores, which are generally located in leading shopping malls and other retail complexes, carry a wide variety of Disney merchandise and promote other businesses of the Company. On March 31, 2010, the Company acquired all of the outstanding shares of Retail Networks Company Limited, which operates The Disney Store Japan, and terminated its existing licensing arrangement with Retail Networks Company Limited. The Company currently owns and operates 211 stores in North America, 104 stores in Europe, and 48 stores in Japan.

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

INTERACTIVE MEDIA

The Disney Interactive Media Group creates and delivers Disney-branded entertainment and lifestyle content across interactive media platforms. The primary operating businesses of the Disney Interactive Media Group are Games which produces multi-platform games for global distribution, and Online which produces internet websites in the United States and internationally. The Disney Interactive Media Group derives revenues from a combination of wholesale sales, licensing, advertising, sponsorships, subscription services and online game accessories (micro transactions). The Disney Interactive Media Group also manages the Company’s Disney-branded mobile phone business in Japan which provides mobile phone service and content to consumers.

Games

The Games business creates, develops, markets and distributes console, handheld, online and mobile games worldwide based on properties created elsewhere in the Company, including 2010 titles such as Toy Story 3, Alice in Wonderland and The Princess and the Frog, as well as new game properties such as Split Second. The Games business also produces online games, such as Disney’s Club Penguin and Disney Fairies Pixie Hollow, interactive games for social networking websites and games for smartphone platforms. Certain properties are also licensed to third-party video game publishers including an agreement with THQ, Inc. that includes one remaining Pixar title.

On August 27, 2010, the Company completed the acquisition of Playdom, Inc., a company that develops and publishes online games for social networking websites.

Online

Online develops, publishes and distributes content for Disney-branded online services intended for family entertainment. Disney Online produces kids and family-targeted entertainment through a portfolio of websites including Disney.com and the Disney Family Network. Disney.com integrates many of the Company’s Disney-branded internet sites including sites for the Disney Channel, Disney Parks and Resorts, Walt Disney Pictures and Disney Consumer Products.

Competition and Seasonality

The Company’s online sites and products compete with a wide variety of other online sites and products. The Company’s video game business competes primarily with other publishers of video game software and other types of home entertainment. Operating results for the video game business fluctuate due to the timing and performance of video game releases which are determined by several factors including theatrical releases and cable programming broadcasts, competition and the timing of holiday periods. Revenues from certain of the Company’s online and mobile operations are subject to similar seasonal trends.

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

Changes in U.S., global, or regional economic conditions could have an adverse effect on the profitability of some or all of our businesses.

A decline in economic activity in the United States and other regions of the world in which we do business can adversely affect demand for any of our businesses, thus reducing our revenue and earnings. The most recent decline in economic conditions reduced spending at our parks and resorts, purchase of and prices for advertising on our broadcast and cable networks and owned stations, performance of our home entertainment releases, and purchases of Company-branded consumer products, and similar impacts can be expected should such conditions recur. A decline in economic conditions could also reduce attendance at our parks and resorts or prices that MVSPs pay for our cable programming. Economic conditions can also impair the ability of those with whom we do business to satisfy their obligations to us. In addition, an increase in price levels generally, or in price levels in a particular sector such as the energy sector, could result in a shift in consumer demand away from the entertainment and consumer products we offer, which could also adversely affect our revenues and, at the same time, increase our costs. Changes in exchange rates for foreign currencies may reduce international demand for our products, increase our labor or supply costs in non-United States markets, or reduce the United States dollar value of revenue we receive from other markets.

Changes in public and consumer tastes and preferences for entertainment and consumer products could reduce demand for our entertainment offerings and products and adversely affect the profitability of any of our businesses.

Our businesses create entertainment, travel or consumer products whose success depends substantially on consumer tastes and preferences that change in often unpredictable ways. The success of our businesses depends on our ability to consistently create and distribute filmed entertainment, broadcast and cable programming, online material, electronic games, theme park attractions, hotels and other resort facilities and travel experiences and consumer products that meet the changing preferences of the broad consumer market. Many of our businesses increasingly depend on acceptance of our offerings and products by consumers outside the United States, and their success therefore depends on our ability to successfully predict and adapt to changing consumer tastes and preferences outside as well as inside the United States. Moreover, we must often invest substantial amounts in film production, broadcast and cable programming, electronic games, theme park attractions, or hotels and other resort facilities before we learn the extent to which these products will earn consumer acceptance. If our entertainment offerings and products do not achieve sufficient consumer acceptance, our revenue from advertising sales (which are based in part on ratings for the programs in which advertisements air) or subscription fees for broadcast and cable programming and online services, from theatrical film receipts or home video or electronic game sales, from theme park admissions, hotel room charges and merchandise, food and beverage sales, from sales of licensed consumer products or from sales of our other consumer products and services may decline and adversely affect the profitability of one or more of our businesses.

Changes in technology and in consumer consumption patterns may affect demand for our entertainment products or the cost of producing or distributing products.

The media entertainment and internet businesses in which we participate depend significantly on our ability to acquire, develop, adopt and exploit new technologies to distinguish our products and services from those of our competitors. In addition, new technologies affect the demand for our products, the time and manner in which consumers acquire and view some of our entertainment products and the options available to advertisers for reaching their desired markets. For example, the success of our offerings in the home entertainment market depends in part on consumer preferences with respect to home entertainment formats, including DVD players and personal video recorders, as well as the availability of alternative home entertainment offerings and technologies, including web-based delivery of entertainment offerings. In addition, technological developments offer consumers an expanding array of entertainment options which may include options we have not yet fully developed, or options we have developed but on which we realize a smaller return than on traditional options and thus the income from our entertainment offerings may decline or increase at slower rates than our historical experience.

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

Demand for our products and services, particularly our theme parks and resorts, is highly dependent on the general environment for travel and tourism. The environment for travel and tourism, as well as demand for other entertainment products, can be significantly adversely affected in the United States, globally or in specific regions as a result of a variety of factors beyond our control, including: adverse weather conditions or natural disasters (such as excessive heat or rain, hurricanes and earthquakes) arising from short-term weather patterns or long-term climate change; health concerns; international, political or military developments; and terrorist attacks. These events and others, such as fluctuations in travel and energy costs and computer virus attacks, intrusions or other widespread computing or telecommunications failures, may also damage our ability to provide our products and services or to obtain insurance coverage with respect to these events. In addition, we derive royalties from the sales of our licensed goods and services by third parties and the management of businesses operated under brands licensed from the Company, and we are therefore dependent on the successes of those third parties for that portion of our revenue. A wide variety of factors could influence the success of those third parties and if negative factors significantly impacted a sufficient number of our licensees, that could adversely affect the profitability of one or more of our businesses. We obtain insurance against the risk of losses relating to some of these events, generally including physical damage to our property and resulting business interruption, certain injuries occurring on our property and liability for alleged breach of legal responsibilities. When insurance is obtained it is subject to deductibles, exclusions and caps. The types and levels of coverage we obtain vary from time to time depending on our view of the likelihood of specific types and levels of loss in relation to the cost of obtaining coverage for such types and levels of loss.

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

•	Our interactive game operations compete with other publishers of console, online and mobile games and other types of home entertainment.

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

With approximately 149,000 employees, our profitability is substantially affected by costs of pension benefits and current and postretirement medical benefits. We may experience significant increases in these costs as a result of macro-economic factors, which are beyond our control, including increases in the cost of health care. In addition, changes in investment returns and discount rates used to calculate pension expense and related assets and liabilities can be volatile and may have an unfavorable impact on our costs in some years. These macro-economic factors as well as the decline in the fair value of pension plan assets may put upward pressure on the cost of providing pension and medical benefits and may increase future funding contributions. Although we have actively sought to control increases in these costs, there can be no assurance that we will succeed in limiting cost increases, and continued upward pressure could reduce the profitability of our businesses.

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

Our broadcast networks and television stations are highly regulated, and each of our other businesses is subject to a variety of United States and overseas regulations. These regulations include:

•	United States FCC regulation of our television and radio networks, our national programming networks, and our owned television stations. See Item 1 — Business — Media Networks, Federal Regulation.

•	Environmental protection regulations.

•	Federal, state and foreign privacy and data protection laws and regulations.

•	Regulation of the safety of consumer products and theme park operations.

•	Imposition by foreign countries of trade restrictions or motion picture or television content requirements or quotas.

•	Domestic and international tax laws or currency controls.

Changes in any of these regulatory areas may require us to spend additional amounts to comply with the regulations, or may restrict our ability to offer products and services that are profitable.

Our operations outside the United States may be adversely affected by the operation of laws in those jurisdictions.

Our operations in non-U.S. jurisdictions are in many cases subject to the laws of the jurisdictions in which they operate rather than United States law. Laws in some jurisdictions differ in significant respects from those in the United States, and these differences can affect our ability to react to changes in our business and our rights or ability to enforce rights differently than would be expected under United States law. Moreover, enforcement of laws in some overseas jurisdictions can be inconsistent and unpredictable, which can affect both our ability to enforce our rights and to undertake activities that we believe are beneficial to our business. As a result, our ability to generate revenue and our expenses in non-United States jurisdictions may differ from what would be expected if United States law governed these operations.

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

On December 31, 2009, the Company acquired Marvel Entertainment, Inc. in a merger transaction in which the Company distributed approximately 59 million shares and paid approximately $2.4 billion in cash. We expect that the merger will initially result in lower earnings per share than we would have earned in the absence of the merger. We expect that over time the merger will yield benefits to the combined company such that the merger will ultimately be accretive to earnings per share. However, there can be no assurance that the increase in earnings per share expected in the long term will be achieved. In order to achieve increases in earnings per share as a result of the merger, the combined company will, among other things, need to effectively continue the successful operations of Marvel after the merger, develop successful new content (including future feature films and television series or sequels to Marvel productions) based on Marvel characters and successfully integrate Marvel products into the combined company’s various distribution channels.

ITEM 1B.	Unresolved Staff Comments

The Company has received no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of its 2010 fiscal year and that remain unresolved.

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

Location	Property / Approximate Size	Use	Business Segment(1)

Burbank, CA	Land (52 acres) & Buildings (2,000,000 ft2)	Owned Office/Production/Warehouse	Corp/Studio/Media/CP

Burbank, CA & surrounding cities (2)	Buildings (1,800,000 ft2 )	Leased Office/Warehouse (includes 12,000 ft2 sublet to third party tenants)	Corp/Studio/Media/CP/IMG

Glendale, CA & North Hollywood, CA	Land (145 acres) & Buildings (2,500,000 ft2)	Owned Office/Warehouse (includes 500,000 ft2 sublet to third party tenants)	Corp/Studio/Media/CP/TP&R/IMG

Glendale, CA	Buildings (160,000 ft2)	Leased Office/Warehouse	Corp

Los Angeles, CA	Land (22 acres) & Buildings (600,000 ft2 )	Owned Office/Production/Technical	Media

Los Angeles, CA	Buildings (250,000 ft2 )	Leased Office/Production/Technical	Media/Studio/IMG

New York, NY	Land (6.5 acres) & Buildings (1,400,000 ft2 )	Owned Office/Production/Technical (includes 16,000 ft2 sublet to third party tenants)	Media

New York, NY	Buildings (770,000 ft2 )	Leased Office/Production/Warehouse (includes 14,000 ft2 sublet to third party tenants)	Studio/Media /IMG

Bristol, CT	Land (115 acres) & Buildings (720,000 ft2 )	Owned Office/Production/Technical	Media

Bristol, CT	Buildings (450,000 ft2 )	Leased Office/Warehouse/Technical	Media

Emeryville, CA	Land (20 acres) & Buildings (270,000 ft2 )	Owned Office/Production/Technical	Studio

Emeryville, CA	Buildings (126,000 ft2 )	Leased Office/Storage	Studio

USA & Canada	Land and Buildings (Multiple sites and sizes)	Owned and Leased Office/ Production/Transmitter/Retail/ Warehouse	Corp/Studio/Media/CP/ TP&R/IMG

Hammersmith, England	Land (1 acre) & Building (85,000 ft2 )	Owned Office	Corp/Studio/Media/CP/IMG

Hammersmith, England	Building (225,000 ft2 )	Leased Office (includes 27,000 ft2 sublet to third party tenants)	Corp/Studio/Media/CP/IMG

Europe, Asia, Australia & Latin America	Buildings (Multiple sites and sizes)	Leased Office/Retail/Warehouse	Corp/Studio/Media/CP/IMG

(1)	Corp – Corporate, CP – Consumer Products, TP&R – Theme Parks and Resorts and IMG – Interactive Media Group
(2)	Surrounding cities include North Hollywood, CA and Sun Valley, CA

ITEM 3.	Legal Proceedings

Celador International Ltd. v. The Walt Disney Company. On May 19, 2004, an affiliate of the creator and licensor of the television program, “Who Wants to be a Millionaire,” filed an action against the Company and certain of its subsidiaries, including American Broadcasting Companies, Inc. and Buena Vista Television, LLC, alleging it was damaged by defendants improperly engaging in certain intra-company transactions and charging merchandise distribution expenses, resulting in an underpayment to the plaintiff. On July 7, 2010, the jury returned a verdict for breach of contract against certain subsidiaries of the Company, awarding plaintiff damages of $269.4 million. The Company has stipulated with the plaintiff to an award of prejudgment interest of $50 million, which amount will be reduced pro rata should the trial court or Court of Appeals reduce the damages amount. If a new trial is ordered the stipulation will have no effect. Although we cannot predict the ultimate outcome of this lawsuit, the Company believes the jury’s verdict is in error and has moved alternatively for a new trial or for judgment as a matter of law, and intends to vigorously pursue its position on appeal if those motions are unsuccessful. The Company has determined that it does not have a probable loss under the applicable accounting standard relating to probability of loss for recording a reserve with respect to this litigation and therefore has not recorded a reserve.

The Company, together with, in some instances, certain of its directors and officers, is a defendant or codefendant in various other legal actions involving copyright, breach of contract and various other claims incident to the conduct of its businesses. Management does not expect the Company to suffer any material liability by reason of these actions.

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

At October 2, 2010, the executive officers of the Company were as follows:

Name	Age	Title	Executive Officer Since
Robert A. Iger	59	President and Chief Executive Officer(1)	2000
James A. Rasulo	54	Senior Executive Vice President and Chief Financial Officer (2)	2010
Alan N. Braverman	62	Senior Executive Vice President, General Counsel and Secretary	2003
Kevin A. Mayer	48	Executive Vice President, Corporate Strategy and Business Development(3)	2005
Christine M. McCarthy	55	Executive Vice President, Corporate Finance, Corporate Real Estate, Sourcing, Alliance and Treasurer(4)	2005
Mary Jayne Parker	49	Executive Vice President and Chief Human Resources Officer(5)	2009

(1)	Mr. Iger was appointed President and Chief Executive Officer effective October 2, 2005.
(2)

Mr. Rasulo was appointed Senior Executive Vice President and Chief Financial Officer effective January 1, 2010. He was Chairman, Walt Disney Parks and Resorts Worldwide from 2005 to 2009, and was President, Walt Disney Parks and Resorts from 2002 to 2005.

(3)	Mr. Mayer was named Executive Vice President, Corporate Strategy, Business Development and Technology of the Company in June 2005 and was designated an executive officer in October 2005.
(4)	Ms. McCarthy was named Executive Vice President, Corporate Finance and Real Estate in June 2005 and has been Treasurer since January 2000.
(5)

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

	Sales Price
	High	Low
2010
4th Quarter	$35.41	$31.38
3rd Quarter	37.98	30.72
2nd Quarter	35.60	28.71
1st Quarter	32.75	27.00

2009
4th Quarter	$28.68	$22.05
3rd Quarter	26.29	17.54
2nd Quarter	24.83	15.14
1st Quarter	32.95	18.60

The Company declared a $653 million dividend ($0.35 per share) on December 2, 2009 related to fiscal 2009, which was paid in the second quarter of fiscal 2010. The Board of Directors has not declared a dividend related to fiscal 2010 as of the date of this report.

As of October 2, 2010, the approximate number of common shareholders of record was 998,373.

The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended October 2, 2010:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July 4, 2010 – August 3, 2010	14,364,058	32.89	14,270,000	120 million
August 4, 2010 – September 3, 2010	11,826,550	33.46	11,685,700	108 million
September 4, 2010 – October 2, 2010	9,669,949	33.98	9,417,300	99 million

Total	35,860,557	33.37	35,373,000	99 million

(1)

487,557 shares were purchased on the open market to provide shares to participants in the Walt Disney Investment Plan and Employee Stock Purchase Plan. These purchases were not made pursuant to a publicly announced repurchase plan or program.

(2)

Under a share repurchase program implemented effective June 10, 1998, the Company is authorized to repurchase shares of its common stock. On May 1, 2007, following share repurchases made through May 1, 2007, the Company’s Board of Directors increased the repurchase authorization to a total of 400 million shares as of that date. The repurchase program does not have an expiration date.

ITEM 6.	Selected Financial Data

(in millions, except per share data)

	2010 (1)	2009 (2)	2008 (3)	2007 (4)(5)	2006 (4)(6)
Statements of income
Revenues	$38,063	$36,149	$37,843	$35,510	$33,747
Income from continuing operations before the cumulative effect of accounting changes	4,313	3,609	4,729	4,851	3,487
Income from continuing operations attributable to Disney before the cumulative effect of accounting changes	3,963	3,307	4,427	4,674	3,304
Per common share
Earnings from continuing operations attributable to Disney before the cumulative effect of accounting changes
Diluted	$2.03	$1.76	$2.28	$2.24	$1.60
Basic	2.07	1.78	2.34	2.33	1.65
Dividends	0.35	0.35	0.35	0.31	0.27
Balance sheets
Total assets	$69,206	$63,117	$62,497	$60,928	$59,998
Long-term obligations	16,234	16,939	14,889	14,916	13,974
Disney shareholders’ equity	37,519	33,734	32,323	30,753	31,820
Statements of cash flows
Cash provided (used) by:
Continuing operating activities	$6,578	$5,319	$5,701	$5,657	$6,133
Continuing investing activities	(4,523)	(1,755)	(2,162)	(618)	(220)
Continuing financing activities	(2,750)	(3,148)	(4,208)	(3,878)	(5,339)

(1)

During fiscal 2010, the Company completed a cash and stock acquisition for the outstanding capital stock of Marvel for $4.2 billion (see Note 4 to the Consolidated Financial Statements for further discussion). In addition, results include restructuring and impairment charges ($0.09 per diluted share), gains on the sales of investments in two television services in Europe ($0.02 per diluted share), a gain on the sale of the Power Rangers property ($0.01 per diluted share), and an accounting gain related to the acquisition of The Disney Store Japan ($0.01 per diluted share). Including the impact of rounding, these items collectively resulted in a net adverse impact of $0.04 per diluted share.

(2)

The fiscal 2009 results include restructuring and impairment charges ($0.17 per diluted share), a non-cash gain in connection with the AETN/Lifetime merger ($0.08 per diluted share) and a gain on the sale of our investment in two pay television services in Latin America ($0.04 per diluted share). Including the impact of rounding, these items collectively resulted in a net adverse impact of $0.06 per diluted share.

(3)

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

(4)	During fiscal 2007, the Company concluded the spin-off of the ABC Radio business and thus reports ABC Radio as discontinued operations for all periods presented.
(5)

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

(6)

During fiscal 2006, the Company completed an all stock acquisition of Pixar for $7.5 billion. In addition, results include gains on sales of a Spanish cable equity investment and Discover Magazine (together $0.02 per diluted share), the resolution of certain income tax matters ($0.02 per diluted share), a net benefit associated with the completion of the Pixar acquisition ($0.01 per diluted share) and an impairment charge ($0.01 per diluted share). These items collectively resulted in a net benefit of $0.04 per diluted share.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CONSOLIDATED RESULTS

(in millions, except per share data)

				% Change Better/(Worse)
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
Revenues	$38,063	$36,149	$37,843	5%	(4	) %
Costs and expenses	(31,337)	(30,452)	(30,400)	(3)%	—%
Restructuring and impairment charges	(270)	(492)	(39)	45%	nm
Other income (expense)	140	342	(59)	(59)%	nm
Net interest expense	(409)	(466)	(524)	12%	11%
Equity in the income of investees	440	577	581	(24)%	(1	) %

Income before income taxes	6,627	5,658	7,402	17%	(24	) %
Income taxes	(2,314)	(2,049)	(2,673)	(13)%	23%

Net income	4,313	3,609	4,729	20%	(24	) %
Less: Net income attributable to noncontrolling interest	(350)	(302)	(302)	(16)%	—%

Net income attributable to The Walt Disney Company (Disney)	$3,963	$3,307	$4,427	20%	(25	) %

Earnings per share attributable to Disney (1):
Diluted	$2.03	$1.76	$2.28	15%	(23	) %

Basic	$2.07	$1.78	$2.34	16%	(24	) %

Weighted average number of common and common equivalent shares outstanding:
Diluted	1,948	1,875	1,948

Basic	1,915	1,856	1,890

(1)

The calculation of diluted earnings per share assumes the conversion of the Company’s convertible senior notes into 45 million shares of common stock for periods presented prior to their redemption in the third quarter of fiscal 2008. Related after-tax interest expense of $12 million for fiscal 2008 has been added back for the calculation of diluted earnings per share.

Organization of Information

Management’s Discussion and Analysis provides a narrative on the Company’s financial performance and condition that should be read in conjunction with the accompanying financial statements. It includes the following sections:

•	Consolidated Results

•	Business Segment Results — 2010 vs. 2009

•	Non-Segment Items — 2010 vs. 2009

•	Pension and Benefit Costs

•	Business Segment Results — 2009 vs. 2008

•	Non-Segment Items — 2009 vs. 2008

•	Liquidity and Capital Resources

•	Contractual Obligations, Commitments, and Off Balance Sheet Arrangements

•	Accounting Policies and Estimates

•	Accounting Changes

•	Forward-Looking Statements

CONSOLIDATED RESULTS

2010 vs. 2009

Revenues for the year increased 5%, or $1.9 billion, to $38.1 billion; net income attributable to Disney increased 20%, or $656 million, to $4.0 billion; and diluted earnings per share attributable to Disney (EPS) increased 15% to $2.03.

Net income attributable to Disney for the current year included restructuring and impairment charges ($0.09 per diluted share), gains on the sales of investments in two television services in Europe ($0.02 per diluted share), a gain on the sale of the Power Rangers property ($0.01 per diluted share), and an accounting gain related to the acquisition of The Disney Store Japan ($0.01 per diluted share), which collectively had a net adverse impact of $0.04. Fiscal 2009 included restructuring and impairment charges ($0.17 per diluted share), a non-cash gain in connection with the merger of Lifetime and AETN ($0.08 per diluted share) and a gain on the sale of our investment in two pay television services in Latin America ($0.04 per diluted share). Including the impact of rounding, these items collectively resulted in a net adverse impact of $0.06 per diluted share. The current year results also include one fewer week of operations compared to fiscal 2009 due to our fiscal period end.

The increase in EPS for the current year reflected higher operating results due to higher revenues from MVSPs (Affiliate Fees), increased advertising revenues at our cable and broadcast businesses, the strong worldwide theatrical performance of Toy Story 3, Alice in Wonderland and Iron Man 2, and lower distribution and marketing costs at our home entertainment business, partially offset by higher programming, general and administrative and production costs at our cable business and higher costs at our domestic parks and resorts operations.

2009 vs. 2008

Revenues for fiscal 2009 decreased 4%, or $1.7 billion, to $36.1 billion; net income attributable to Disney decreased 25%, or $1.1 billion, to $3.3 billion; and EPS decreased 23% to $1.76.

As discussed above, net income attributable to Disney for fiscal 2009 included certain items which affected comparability. Fiscal 2008 included an accounting gain related to the acquisition of the Disney Stores North America and a gain on the sale of movies.com (together $0.01 per diluted share), the favorable resolution of certain income tax matters ($0.03 per diluted share), a bad debt charge for a receivable from Lehman Brothers ($0.03 per diluted share) and an impairment charge ($0.01 per diluted share). These items collectively had no net impact on EPS. Fiscal 2009 results also include the benefit from one additional week of operations compared to fiscal 2008 due to the timing of our fiscal period end.

The decrease in EPS for fiscal 2009 reflected lower operating results and the items discussed above, partially offset by a decrease in weighted average shares outstanding. The decrease in operating results was primarily due to lower broadcast and cable advertising revenues, a decline in worldwide sales of DVD units, decreased guest spending at our parks and resorts, higher programming costs and production cost amortization at our cable and broadcast businesses, lower performance of our movies in worldwide theatrical and television distribution and lower earned revenue at our licensing business. These decreases were partially offset by contractual rate increases on Affiliate Fees, cost mitigation activities at parks and resorts and higher international and domestic sales of programs at broadcasting.

Restructuring and Impairment Charges

The Company recorded $270 million of restructuring and impairment charges in the current year related to organizational and cost structure initiatives primarily at our Studio Entertainment and Media Networks segments. Restructuring charges of $138 million were primarily for severance and other related costs. Impairment charges of $132 million consisted of writeoffs of capitalized costs primarily related to abandoned film projects, the closure of a studio production facility and the closure of five ESPN Zone locations.

The Company recorded charges totaling $492 million in fiscal 2009 which included impairment charges of $279 million and restructuring costs of $213 million. The most significant of the impairment charges were $142 million related to FCC radio licenses and $65 million related to our investment in UTV Software Communications Limited (UTV). The restructuring charges included severance and other related costs as a result of organizational and cost structure initiatives across our businesses. Restructuring and impairment charges for fiscal 2008 consisted of an impairment charge of $39 million related to FCC radio licenses.

Other Income (Expense)

Other income (expense) is as follows (in millions):

	2010	2009	2008
Gain on sales of investments in television services in Europe	$75	$—	$—
Gain on sale of Power Rangers property	43	—	—
Gain related to the acquisition of The Disney Store Japan	22
Gain on AETN/Lifetime transaction (1)	—	228	—
Gain on sale of investment in two pay television services in Latin America	—	114	—
Gain related to the acquisition of The Disney Store North America	—	—	18
Gain on sale of movies.com	—	—	14
Bad debt charge for Lehman Brothers receivable	—	—	(91)

Other income (expense)	$140	$342	$(59)

(1)

On September 15, 2009, the Company and the Hearst Corporation both contributed their 50% interest in Lifetime to AETN in exchange for an increased interest in AETN. The transaction resulted in a $228 million non-cash gain. See Note 4 to the Consolidated Financial Statements for further details of this transaction.

BUSINESS SEGMENT RESULTS — 2010 vs. 2009

Below is a discussion of the major revenue and expense categories for our business segments. Costs and expenses for each segment consist of operating expenses, selling, general, administrative and other expenses and depreciation and amortization. Selling, general, administrative and other costs include third party and internal marketing expenses.

Our Media Networks segment generates revenue from Affiliate Fees charged to MVSPs, advertising revenues from the sale to advertisers of time in programs for commercial announcements and other revenues which include the sale and distribution of television programming. Operating expenses include programming and production costs, technical support costs, distribution costs and operating labor.

Our Parks and Resorts segment generates revenue from the sale of admissions to theme parks, the sale of room nights at hotels, merchandise, food and beverage sales, sales and rentals of vacation club properties and the sale of cruise vacation packages. Operating expenses include labor, costs of sales, repairs and maintenance and entertainment.

Our Studio Entertainment segment generates revenue from the distribution of films in the theatrical, home entertainment and television markets. Operating expenses include film cost amortization, which consists of production cost amortization, participations and residuals, costs of sales and distribution expenses.

Our Consumer Products segment generates revenue from licensing characters from our film, television and other properties, publishing children’s books and magazines, and operating retail stores and internet shopping sites. Operating expenses include costs of goods sold, distribution, operating labor and retail occupancy costs.

Our Interactive Media segment generates revenue from the sale of multi-platform games, licensing, advertising, sponsorships, subscriptions and micro transactions, and from our Disney-branded mobile phone business in Japan. Operating expenses include product development, costs of goods sold and distribution expenses.

				% Change Better/(Worse)
(in millions)	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
Revenues:
Media Networks	$17,162	$16,209	$15,857	6%	2%
Parks and Resorts	10,761	10,667	11,504	1%	(7)%
Studio Entertainment	6,701	6,136	7,348	9%	(16)%
Consumer Products	2,678	2,425	2,415	10%	—%
Interactive Media	761	712	719	7%	(1)%

	$38,063	$36,149	$37,843	5%	(4)%

Segment operating income (loss):
Media Networks	$5,132	$4,765	$4,981	8%	(4)%
Parks and Resorts	1,318	1,418	1,897	(7)%	(25)%
Studio Entertainment	693	175	1,086	>100%	(84)%
Consumer Products	677	609	778	11%	(22)%
Interactive Media	(234)	(295)	(258)	21%	(14)%

	$7,586	$6,672	$8,484	14%	(21)%

The Company evaluates the performance of its operating segments based on segment operating income, and management uses aggregate segment operating income as a measure of the overall performance of the operating businesses. The Company believes that information about aggregate segment operating income assists investors by allowing them to evaluate changes in the operating results of the Company’s portfolio of businesses separate from factors other than business operations that affect net income. The following table reconciles segment operating income to income before income taxes.

				% Change Better/(Worse)
(in millions)	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
Segment operating income	$7,586	$6,672	$8,484	14%	(21)%
Corporate and unallocated shared expenses	(420)	(398)	(460)	(6)%	13%
Restructuring and impairment charges	(270)	(492)	(39)	45%	nm
Other income (expense)	140	342	(59)	(59)%	nm
Net interest expense	(409)	(466)	(524)	12%	11%

Income before income taxes	$6,627	$5,658	$7,402	17%	(24)%

Media Networks

Operating results for the Media Networks segment are as follows:

	Year Ended		% Change
(in millions)	October 2, 2010	October 3, 2009	Better / (Worse)
Revenues
Affiliate Fees	$8,082	$7,407	9%
Advertising	7,028	6,566	7%
Other	2,052	2,236	(8)%

Total revenues	17,162	16,209	6%
Operating expenses	(9,961)	(9,556)	(4)%
Selling, general, administrative and other	(2,285)	(2,249)	(2)%
Depreciation and amortization	(222)	(206)	(8)%
Equity in the income of investees	438	567	(23)%

Operating Income	$5,132	$4,765	8%

Revenues

The 9% increase in Affiliate Fees, which are generally derived from fees charged on a per-subscriber basis was primarily due to contractual rate increases and subscriber growth at Cable Networks which resulted in revenue increases of 5% and 4%, respectively, partially offset by the impact of one fewer week of operations.

Higher advertising revenues were due to increases of $362 million at Cable Networks from $2,689 million to $3,051 million and of $100 million at Broadcasting from $3,877 million to $3,977 million. The increase at Cable Networks reflected an increase of 9% due to higher sold inventory. The increase at Broadcasting reflected increases of 4% due to higher network advertising rates and sold inventory and 3% due to higher local television advertising, partially offset by decreases due to lower network ratings of 4% and one fewer week of operations.

Other revenues decreased $94 million at Cable Networks and $90 million at Broadcasting. The decrease at Cable Networks was driven by the closure of five ESPN Zone restaurants in June 2010. The decrease at Broadcasting reflected lower domestic television syndication revenues due to the prior-year sales of According to Jim and Grey’s Anatomy.

Costs and Expenses

Operating expenses include an increase in programming and production costs of $383 million from $8,223 million to $8,606 million. At Cable Networks an increase in programming and production costs of $452 million was driven by higher sports rights costs due to new international sports programming rights and increased contractual costs for college and professional sports programming. At Broadcasting a decrease in programming and production costs of $69 million was driven by costs savings at news and daytime and a lower cost mix of programming in primetime.

The increase in selling, general, administrative and other costs and expenses was driven by higher pension and postretirement medical and other employee costs, partially offset by a decrease of approximately $60 million due to the absence of a bad debt charge in connection with a bankruptcy of a syndication customer in the prior year and also a decrease due to the closure of five ESPN Zone restaurants in June 2010.

Segment Operating Income

Segment operating income increased 8%, or $367 million, to $5.1 billion. The increase was primarily due to higher affiliate fees, increased advertising sales and the absence of a bad debt charge from a syndication customer, partially offset by higher programming costs, higher general and administrative expenses and lower domestic television syndication revenues. Segment operating income includes income from equity investees of $438 million for the year, compared to $567 million in the prior year. The decrease was driven by a $58 million charge for our share of programming writeoffs at AETN/Lifetime in the current year.

The following table provides supplemental revenue and operating income detail for the Media Networks segment:

	Year Ended		% Change
(in millions)	October 2, 2010	October 3, 2009	Better / (Worse)
Revenues
Cable Networks	$11,475	$10,555	9%
Broadcasting	5,687	5,654	1%

	$17,162	$16,209	6%

Segment operating income
Cable Networks	$4,473	$4,260	5%
Broadcasting	659	505	30%

	$5,132	$4,765	8%

Restructuring and impairment charges

The Company recorded charges totaling $95 million, $315 million and $39 million for fiscal years 2010, 2009 and 2008, respectively. The charges in fiscal 2010 were for severance and related costs and the closure of five ESPN Zone locations. The charges in fiscal 2009 were primarily due to $142 million of radio FCC license impairments, a $65 million impairment charge related to our investment in UTV Group and severance and related costs. The charge in fiscal 2008 was due to impairments of radio FCC licenses. These charges were reported in “Restructuring and impairment charges” in the Consolidated Statements of Income.

Parks and Resorts

Operating results for the Parks and Resorts segment are as follows:

	Year Ended		% Change
(in millions)	October 2, 2010	October 3, 2009	Better / (Worse)
Revenues
Domestic	$8,404	$8,442	—%
International	2,357	2,225	6%

Total revenues	10,761	10,667	1%
Operating expenses	(6,787)	(6,634)	(2)%
Selling, general, administrative and other	(1,517)	(1,467)	(3)%
Depreciation and amortization	(1,139)	(1,148)	1%

Operating Income	$1,318	$1,418	(7)%

Revenues

Parks and Resorts revenues increased 1%, or $94 million, to $10.8 billion due to an increase of $132 million at our international operations, partially offset by a decrease of $38 million at our domestic operations.

The decline in revenue at our domestic operations reflected the impact of one fewer week of operations and a 1% volume decrease reflecting lower vacation club ownership sales, lower hotel occupancy and lower passenger cruise ship days. These decreases were partially offset by higher guest spending primarily due to higher average ticket prices and higher average daily hotel room rates.

The 6% revenue increase at our international operations reflected increases of 3% due to higher guest spending and 3% due to the sale of a real estate property as well as higher attendance and hotel occupancy. Higher guest spending was driven by higher average ticket prices and average daily hotel room rates.

The following table presents supplemental attendance, per capita theme park guest spending, and hotel statistics:

	Domestic		International (2)		Total
	Fiscal Year 2010	Fiscal Year 2009	Fiscal Year 2010	Fiscal Year 2009	Fiscal Year 2010	Fiscal Year 2009
Parks
Increase/ (decrease)
Attendance	(1)%	2%	1%	1%	(1)%	2%
Per Capita Guest Spending	3%	(6)%	3%	(12)%	3%	(7)%
Hotels (1)
Occupancy	82%	87%	85%	85%	82%	86%
Available Room Nights (in thousands)	9,629	9,549	2,466	2,473	12,095	12,022
Per Room Guest Spending	$224	$214	$273	$261	$234	$223

(1)

Per room guest spending consists of the average daily hotel room rate as well as guest spending on food, beverages and merchandise at the hotels. Hotel statistics include rentals of Disney Vacation Club units.

(2)

Per capita guest spending and per room guest spending include the impact of foreign currency translation. Guest spending statistics for Disneyland Paris were converted from Euros into US Dollars at weighted average exchange rates of 1.36 and 1.35 for fiscal 2010 and 2009, respectively.

Costs and Expenses

Operating expenses included an increase in operating labor of $173 million from $3,105 million to $3,278 million driven by labor cost inflation and higher pension and postretirement medical expenses, partially offset by a decrease in costs of sales of $57 million from $1,167 million to $1,110 million due to decreased sales volume. In addition, operating expense reflected increased costs for new guest offerings including World of Color at Disneyland Resort.

The increase in selling, general, administrative and other costs and expenses was driven by increased marketing costs in support of the Disney Cruise Line fleet expansion and also World of Color at Disneyland Resort as well as labor cost inflation.

Segment Operating Income

Segment operating income decreased 7%, or $100 million, to $1.3 billion, due to a decrease at our domestic operations, partially offset by an improvement at our international operations.

Restructuring and impairment charges

The Company recorded charges totaling $54 million in fiscal 2009 for severance and related costs which were reported in “Restructuring and impairment charges” in the Consolidated Statements of Income.

Studio Entertainment

Operating results for the Studio Entertainment segment are as follows:

	Year Ended		% Change
(in millions)	October 2, 2010	October 3, 2009	Better / (Worse)
Revenues
Theatrical distribution	$2,050	$1,325	55%
Home entertainment	2,666	2,762	(3)%
Television distribution and other	1,985	2,049	(3)%

Total revenues	6,701	6,136	9%
Operating expenses	(3,469)	(3,210)	(8)%
Selling, general, administrative and other	(2,450)	(2,687)	9%
Depreciation and amortization	(89)	(60)	(48)%
Equity in the income of investees	—	(4)	nm

Operating Income	$693	$175	nm

Revenues

The increase in theatrical distribution revenue was due to the strong performance of Toy Story 3, Alice in Wonderland and Iron Man 2 in the current year. Other key releases included A Christmas Carol and Prince of Persia: The Sands of Time in the current year and Up and The Proposal in the prior year.

The decrease in home entertainment revenues was primarily due to a 2% decrease reflecting lower net effective pricing and a 2% decrease driven by lower sales volume of new releases in domestic markets. Net effective pricing is the wholesale selling price adjusted for discounts, sales incentives and returns.

The decrease in television distribution and other reflected the strong prior-year performance of High School Musical 3 and Rascal Flatts CD titles as well as the Cheetah Girls concert tour in the prior year.

Cost and Expenses

Operating expenses included an increase in film cost amortization of $385 million from $1,757 million to $2,142 million driven by the strong performance of our key theatrical releases and higher film cost write-downs, partially offset by a decrease in costs of goods sold of $35 million from $384 million to $349 million driven by cost reduction initiatives at our home entertainment business.

Selling, general, administrative and other costs and expenses reflected a decrease in marketing costs at our theatrical and home entertainment businesses.

Segment Operating Income

Segment operating income increased from $175 million to $693 million primarily due to the improvements in our theatrical and home entertainment businesses, partially offset by higher film cost write-downs.

Restructuring and impairment charges

The Company recorded charges totaling $151 million and $47 million for fiscal years 2010 and 2009, respectively. The charges in fiscal 2010 were for severance and related costs and writeoffs of capitalized costs primarily related to abandoned film projects and the closure of a studio production facility. The charges in fiscal 2009 were primarily severance and related costs. These charges were reported in “Restructuring and impairment charges” in the Consolidated Statements of Income.

Consumer Products

Operating results for the Consumer Products segment are as follows:

	Year Ended		% Change
(in millions)	October 2, 2010	October 3, 2009	Better / (Worse)
Revenues
Licensing and publishing	$1,725	$1,584	9%
Retail and other	953	841	13%

Total revenues	2,678	2,425	10%
Operating expenses	(1,236)	(1,182)	(5)%
Selling, general, administrative and other	(687)	(597)	(15)%
Depreciation and amortization	(78)	(39)	nm
Equity in the income of investees	—	2	nm

Operating Income	$677	$609	11%

Revenues

The increase in licensing and publishing revenue was primarily due to an increase of $221 million resulting from the acquisition of Marvel and the strong performance of Toy Story merchandise, partially offset by a higher revenue share with the Studio Entertainment segment of $90 million.

Higher retail and other revenues were driven by a $69 million increase due to the acquisition of The Disney Store Japan and an increase of $33 million at The Disney Store North America and Europe reflecting higher comparable store sales.

Costs and Expenses

Operating expenses included cost of goods sold of $521 million which was comparable to the prior year as increases due to the acquisition of The Disney Store Japan and sales of Marvel merchandise were offset by lower third-party royalties and decreased costs of sales at The Disney Store North America due to an improved global purchasing strategy. Other operating costs increased due to the addition of Marvel and The Disney Store Japan.

The increase in selling, general, administrative and other was driven by the acquisitions of Marvel and The Disney Store Japan.

Segment Operating Income

Segment operating income increased 11%, or $68 million, to $677 million due to improved results at our retail business and an increase in our publishing business driven by Marvel titles.

Restructuring and impairment charges

The Company recorded charges totaling $16 million and $19 million for fiscal years 2010 and 2009, respectively. The charges in fiscal 2010 and 2009 were for severance and related costs which were reported in “Restructuring and impairment charges” in the Consolidated Statements of Income.

Interactive Media

Operating results for the Interactive Media segment are as follows:

	Year Ended		% Change
(in millions)	October 2, 2010	October 3, 2009	Better / (Worse)
Revenues
Game sales and subscriptions	$563	$565	—%
Advertising and other	198	147	35%

Total revenues	761	712	7%
Operating expenses	(581)	(623)	7%
Selling, general, administrative and other	(371)	(336)	(10)%
Depreciation and amortization	(43)	(50)	14%
Equity in the income of investees	—	2	nm

Operating Loss	$(234)	$(295)	21%

Revenues

Game sales and subscription revenue was essentially flat as lower unit sales of self published console games were offset by higher subscription revenues at Club Penguin. Significant titles in the current year included Toy Story 3, Split Second and Sing It 2 while the prior year included High School Musical 3, Sing It and Bolt.

Higher advertising and other revenue was driven by increases at our mobile phone service business in Japan and in online advertising.

Costs and Expenses

Operating expenses included a decrease in costs of goods sold of $70 million from $266 million to $196 million due to lower video game costs reflecting a sales mix shift from higher cost new releases, which included bundled accessories, in the prior year to lower cost catalog titles in the current year. This decrease was partially offset by increased product development expense of $24 million.

The increase in selling, general, administrative and other costs reflected higher marketing costs driven by Toy Story 3 and Split Second.

Segment Operating Loss

Segment operating loss decreased 21%, or $61 million, to $234 million driven by improved results at our games and Japan mobile phone service businesses, partially offset by the impact of purchase accounting for Playdom.

Restructuring and impairment charges

The Company recorded charges totaling $2 million and $42 million for fiscal years 2010 and 2009, respectively. The charges in fiscal 2010 were for severance and related costs. The charges in fiscal 2009 were for goodwill impairment and severance and related costs. These charges were reported in “Restructuring and impairment charges” in the Consolidated Statements of Income.

NON-SEGMENT ITEMS – 2010 vs. 2009

Corporate and Unallocated Shared Expenses

Corporate and unallocated shared expenses increased 6%, from $398 million to $420 million, primarily due to higher information technology and compensation costs.

Net Interest Expense

Net interest expense is detailed below:

(in millions)	2010	2009	% Change Better/ (Worse)
Interest expense	$(456)	$(588)	22%
Interest and investment income	47	122	(61)%

Net interest expense	$(409)	$(466)	12%

The decrease in interest expense for the year was primarily due to lower effective interest rates and lower average debt balances, partially offset by expense related to the early redemption of a film financing borrowing.

The decrease in interest and investment income for the year was primarily due to a gain on the sale of an investment in the prior year, lower effective interest rates and lower average cash balances.

Effective Income Tax Rate

The effective income tax rate decreased 1.3 percentage points from 36.2% in 2009 to 34.9% in 2010. The lower effective income tax rate for the year was primarily due to favorable adjustments related to prior-year income tax matters, partially offset by a $72 million charge related to the health care reform legislation enacted in March 2010.

Noncontrolling Interests

Net income attributable to noncontrolling interests for the year increased $48 million to $350 million driven by improved operating results at Hong Kong Disneyland and ESPN. Net income attributable to noncontrolling interests is determined based on income after royalties, financing costs and income taxes.

PENSION AND POSTRETIREMENT MEDICAL BENEFIT COSTS

Pension and postretirement medical benefit plan costs affect results in all of our segments, with approximately one-half of these costs being borne by the Parks and Resorts segment. The Company recognized pension and postretirement medical benefit plan expenses of $482 million, $214 million, and $255 million for fiscal years 2010, 2009, and 2008, respectively. The increase in fiscal 2010 was primarily due to a decrease in the discount rate used to measure the present value of plan obligations and asset returns that were below the assumed return. The assumed discount rate reflects market rates for high-quality corporate bonds currently available. The Company’s discount rate was determined by considering the average of pension yield curves constructed from a large population of high quality corporate bonds. The resulting discount rate reflects the matching of plan liability cash flows to the yield curves.

We expect pension and postretirement medical costs to increase by approximately $94 million to $576 million in fiscal 2011 driven by a decrease in the discount rate used to measure the present value of plan obligations. The decrease in the discount rate also resulted in an increase in the underfunded status of our plans and an increase in unrecognized pension and postretirement medical expense which is $3.0 billion ($1.9 billion after tax) as of October 2, 2010. If our investment performance does not improve relative to our long-term assumption and/or discount rates do not increase, we expect that pension and postretirement medical costs will continue at levels comparable to fiscal 2011 for the next few years as a result of amortizing these unrecognized expenses. See Note 11 to the Consolidated Financial Statements for further details of the impacts of our pension and postretirement medical plans on our financial statements. During fiscal 2010, the Company made contributions to its pension and postretirement medical plans totaling $433 million, which included discretionary contributions above the minimum requirements for pension plans. The Company expects pension and postretirement medical plan contributions in fiscal 2011 of approximately $450 million, which is expected to include discretionary contributions above the minimum requirements. Final minimum funding requirements for fiscal 2011 will be determined based on our January 1, 2011 funding actuarial valuation which will be available in late fiscal 2011. See “Item 1A – Risk Factors” for the impact of factors affecting pension and postretirement medical costs.

BUSINESS SEGMENT RESULTS – 2009 vs. 2008

Media Networks

Operating results for the Media Networks segment are as follows:

	Year Ended		% Change
(in millions)	October 3, 2009	September 27, 2008	Better / (Worse)
Revenues
Affiliate Fees	$7,407	$6,793	9%
Advertising	6,566	7,136	(8)%
Other	2,236	1,928	16%

Total revenues	16,209	15,857	2%
Operating expenses	(9,556)	(9,011)	(6)%
Selling, general, administrative and other	(2,249)	(2,273)	1%
Depreciation and amortization	(206)	(188)	(10)%
Equity in the income of investees	567	596	(5)%

Operating Income	$4,765	$4,981	(4)%

Revenues

The 9% increase in Affiliate Fees was due to contractual rate increases and subscriber growth at Cable Networks which resulted in revenue increases of 6% and 3%, respectively, and the impact of the additional week of operations.

Lower advertising revenues were due to decreases at Broadcasting of $421 million from $4,298 million to $3,877 million and Cable Networks of $149 million from $2,838 million to $2,689 million. The decrease at Broadcasting reflected a decrease of 6% due to lower network ratings and a decrease of 5% in local television advertising, partially offset by the benefit of one additional week of operations. The decrease at Cable Networks reflected a decrease of 8% due to fewer units sold, partially offset by an increase of 4% due to higher rates.

Other revenues increased $259 million at Broadcasting and $49 million at Cable Networks. The increase at Broadcasting reflected higher international and domestic sales of programs driven by Grey’s Anatomy, Private Practice, and Criminal Minds.

Costs and Expenses

Operating expenses include an increase in programming and production costs of $455 million from $7,768 million to $8,223 million. At Cable Networks an increase in programming and production spending of $200 million was driven by higher sports rights costs due to contractual rate increases for key contracts and costs of new and renewed contracts for college and international sports programming. At Broadcasting the increase in programming and production spending of $255 million was driven by more hours of original scripted primetime programming and higher production cost amortization related to program sales.

The decrease in selling, general, administrative and other costs and expenses included lower marketing and sales expense, partially offset by a bad debt charge in connection with a bankruptcy of a syndication customer of approximately $60 million.

Segment Operating Income

Segment operating income decreased 4%, or $216 million, to $4.8 billion. The decrease was primarily due to lower advertising sales, higher programming costs and the syndication customer bad debt charge, partially offset by higher affiliate fees, increased program sales and lower marketing and sales expense.

The following table provides supplemental revenue and operating income detail for the Media Networks segment:

	Year Ended		% Change
(in millions)	October 3, 2009	September 27, 2008	Better / (Worse)
Revenues
Cable Networks	$10,555	$10,041	5%
Broadcasting	5,654	5,816	(3)%

	$16,209	$15,857	2%

Segment operating income
Cable Networks	4,260	4,139	3%
Broadcasting	505	842	(40)%

	$4,765	$4,981	(4)%

Parks and Resorts

Operating results for the Parks and Resorts segment are as follows:

	Year Ended		% Change
(in millions)	October 3, 2009	September 27, 2008	Better / (Worse)
Revenues
Domestic	$8,442	$8,973	(6)%
International	2,225	2,531	(12)%

Total revenues	10,667	11,504	(7)%
Operating expenses	(6,634)	(6,921)	4%
Selling, general, administrative and other	(1,467)	(1,541)	5%
Depreciation and amortization	(1,148)	(1,145)	—%

Operating Income	$1,418	$1,897	(25)%

Revenues

Parks and Resorts revenues decreased 7%, or $837 million, to $10.7 billion due to decreases of $531 million at our domestic operations and $306 million at our international operations.

The decline in our domestic operations reflected a 6% decrease due to lower guest spending driven by lower average ticket prices, lower average daily hotel room rates, and decreased merchandise spending. In addition, lower gains on securitized sales of vacation ownership interests (see Note 16 to the Consolidated Financial Statements) were partially offset by an increase in revenue recognition in connection with the completion of a vacation club property.

The decrease in our international operations reflected the unfavorable impact of foreign currency translation of 7% as a result of the strengthening of the U.S. dollar against the Euro at Disneyland Paris.

The following table presents supplemental attendance, per capita theme park guest spending, and hotel statistics:

	Domestic			International (2)			Total
	Fiscal Year 2009		Fiscal Year 2008	Fiscal Year 2009		Fiscal Year 2008	Fiscal Year 2009		Fiscal Year 2008
Parks
Increase/ (decrease)
Attendance	2%		2%	1%		6%	2%		3%
Per Capita Guest Spending	(6	) %	3%	(12	) %	13%	(7	) %	5%
Hotels (1)
Occupancy	87%		89%	85%		89%	86%		89%
Available Room Nights (in thousands)	9,549		9,367	2,473		2,472	12,022		11,839
Per Room Guest Spending	$214		$233	$261		$294	$223		$246

(1)

Per room guest spending consists of the average daily hotel room rate as well as guest spending on food, beverages and merchandise at the hotels. Hotel statistics include rentals of Disney Vacation Club units.

(2)

Per capita guest spending and per room guest spending include the impact of foreign currency translation. Guest spending statistics for Disneyland Paris were converted from Euros into US Dollars at weighted average exchange rates of 1.35 and 1.50 for fiscal 2009 and 2008, respectively.

Costs and Expenses

Operating expenses included a decrease in operating labor of $119 million from $3,224 million to $3,105 million driven by savings from cost mitigation activities, partially offset by labor cost inflation and a decrease in cost of sales of $54 million from $1,221 million to $1,167 million due to decreased sales volume, partially offset by expense recognition in connection with the completion of a vacation club property. In addition to these decreases, operating expense reflected a 2% reduction from the favorable impact of foreign currency translation as a result of the strengthening of the U.S. dollar against the Euro.

The decrease in selling, general, administrative and other costs and expenses was driven by the favorable impact of foreign currency translation as a result of the strengthening of the U.S. dollar against the Euro and savings from cost mitigation activities.

Segment Operating Income

Segment operating income decreased 25%, or $479 million, to $1.4 billion, due to decreases at our domestic operations and at Disneyland Paris.

Studio Entertainment

Operating results for the Studio Entertainment segment are as follows:

	Year Ended		% Change
(in millions)	October 3, 2009	September 27, 2008	Better / (Worse)
Revenues
Theatrical distribution	$1,325	$1,230	8%
Home Entertainment	2,762	3,740	(26)%
Television distribution and other	2,049	2,378	(14)%

Total revenues	6,136	7,348	(16)%
Operating expenses	(3,210)	(3,452)	7%
Selling, general, administrative and other	(2,687)	(2,760)	3%
Depreciation and amortization	(60)	(50)	(20)%
Equity in the income of investees	(4)	—	nm

Operating Income	$175	$1,086	(84)%

Revenues

The increase in theatrical distribution was due to the success of key films released in fiscal 2009. Key titles in fiscal 2009 included Up and The Proposal while fiscal 2008 included National Treasure 2 and WALL-E.

The decrease in home entertainment revenues was primarily due to a 25% decrease reflecting lower unit sales and a 5% decrease driven by lower net effective pricing reflecting the overall decline in the DVD market and the strength of Pirates of the Caribbean: At World’s End in fiscal 2008. Other significant titles included WALL-E and The Chronicles of Narnia: Prince Caspian in fiscal 2009 while fiscal 2008 included Ratatouille, National Treasure 2: Book of Secrets and Enchanted.

The decrease in television distribution and other reflected fewer significant titles in fiscal 2009 at television distribution and the strong performance of the Hannah Montana concert tour and Miley Cyrus and Jonas Brothers CD titles in fiscal 2008.

Cost and Expenses

Operating expenses included a decrease in film cost amortization of $134 million from $1,891 million to $1,757 million and a decrease in costs of goods sold of $44 million from $428 million to $384 million, both of which were driven by a decline in DVD unit sales at home entertainment. Additionally, distribution costs decreased due to the absence of costs associated with the Hannah Montana concert tour which occurred in fiscal 2008. The decrease in film cost amortization due to lower DVD volume was partially offset by higher film cost write-downs.

Selling, general, administrative and other costs and expenses reflected a decrease in marketing costs driven by a decline in DVD unit sales at home entertainment, partially offset by higher marketing costs for fiscal 2009 theatrical releases.

Segment Operating Income

Segment operating income decreased 84%, or $911 million, to $175 million primarily due to decreases at worldwide home entertainment and worldwide television distribution and higher film cost write-downs.

Consumer Products

Operating results for the Consumer Products segment are as follows:

	Year Ended		% Change
(in millions)	October 3, 2009	September 27, 2008	Better / (Worse)
Revenues
Licensing and publishing	$1,584	$1,681	(6)%
Retail stores and other	841	734	15%

Total revenues	2,425	2,415	—%
Operating expenses	(1,182)	(962)	(23)%
Selling, general, administrative and other	(597)	(646)	8%
Depreciation and amortization	(39)	(29)	(34)%
Equity in the income of investees	2	—	nm

Operating Income	$609	$778	(22)%

Revenues

The decrease in licensing and publishing revenue was due to lower royalty revenue of $129 million across multiple product categories, due to the difficult retail environment as well as the strength of Hannah Montana and High School Musical properties in fiscal 2008, and lower magazine sales driven by the closure of Wondertime magazine.

Higher retail and other revenue was primarily due to an increase of $231 million from the inclusion of seven additional months of operations at The Disney Store North America which was acquired during the third quarter of fiscal 2008, partially offset by a decrease of $55 million from the impact of foreign currency translation at The Disney Store Europe as a result of the strengthening of the U.S. dollar against the British pound and Euro.

Costs and Expenses

Operating expenses included an increase in costs of goods sold of $123 million, from $397 million to $520 million, as well as other cost increases due to the acquisition of The Disney Store North America in the third quarter of fiscal 2008. This increase was partially offset by a favorable impact of foreign currency translation at The Disney Store Europe as a result of the strengthening of the U.S. dollar against the British pound and Euro and lower costs of sales and other operating costs at Publishing driven by the closure of Wondertime magazine.

The decrease in selling, general, administrative and other was driven by cost savings initiatives.

Segment Operating Income

Segment operating income decreased 22%, or $169 million, to $609 million due to lower results at our licensing and retail businesses, which reflected the adverse impact of a full year of company-owned operations at The Disney Store North America in fiscal 2009 whereas fiscal 2008 included five months of company-owned operations and seven months of licensed operations.

Interactive Media

Operating results for the Interactive Media segment are as follows:

	Year Ended		% Change
(in millions)	October 3, 2009	September 27, 2008	Better / (Worse)
Revenues
Game sales and subscriptions	$565	$603	(6)%
Advertising and other	147	116	27%

Total revenues	712	719	(1)%
Operating expenses	(623)	(578)	(8)%
Selling, general, administrative and other	(336)	(349)	4%
Depreciation and amortization	(50)	(47)	(6)%
Equity in the income of investees	2	(3)	nm

Operating Loss	$(295)	$(258)	(14)%

Revenues

The decrease in game sales and subscription revenue of $38 million was driven by decreased net effective pricing and unit sales of self-published console games and lower revenues from licensed titles primarily due to the performance of WALL-E, Cars and Ratatouille in fiscal 2008, partially offset by increased subscription revenues at Club Penguin. Significant titles in fiscal 2009 included High School Musical 3, Sing It and Bolt as compared to fiscal 2008, which included High School Musical, Turok, Hannah Montana 2 and Pure.

The increase in advertising and other revenue was driven by an increase at our mobile phone service business in Japan, which was launched in the second quarter of fiscal 2008.

Costs and Expenses

Operating expenses include an increase in costs of goods sold of $46 million from $220 million to $266 million driven by higher unit costs for fiscal 2009 titles that included bundled accessories and higher music royalties for certain game titles.

The decrease in selling, general, administrative and other costs and expenses was driven by lower marketing costs at Disney Online.

Segment Operating Loss

Segment operating loss increased 14%, or $37 million, to $295 million driven by lower games results partially offset by higher online advertising.

NON-SEGMENT ITEMS – 2009 vs. 2008

Corporate and Unallocated Shared Expenses

Corporate and unallocated shared expenses decreased 13%, from $460 million to $398 million, driven by savings from cost mitigation activities and an increase in allocation of costs to the business segments.

Net Interest Expense

Net interest expense is detailed below:

(in millions)	2009	2008	% Change Better/(Worse)
Interest expense	$(588)	$(712)	17%
Interest and investment income	122	188	(35)%

Net interest expense	$(466)	$(524)	11%

The decrease in interest expense and interest and investment income for the year was driven by lower effective interest rates.

Effective Income Tax Rate

The effective tax rate was comparable to the prior year at 36.2% as the favorable impact of legislative changes in fiscal 2009 was offset by the favorable resolution of certain income tax matters in fiscal 2008.

Noncontrolling Interests

Net income attributable to noncontrolling interests was flat at $302 million as the impact of lower financing costs at Hong Kong Disneyland and improved operating results at ESPN were offset by lower performance at Disneyland Paris. Net income attributable to noncontrolling interests is determined on income after royalties, financing costs and income taxes.

LIQUIDITY AND CAPITAL RESOURCES

The change in cash and cash equivalents is as follows:

(in millions)	2010	2009	2008
Cash provided by operations	$6,578	$5,319	$5,701
Cash used by investing activities	(4,523)	(1,755)	(2,162)
Cash used by financing activities	(2,750)	(3,148)	(4,208)

(Decrease)/increase in cash and cash equivalents	$(695)	$416	$(669)

Operating Activities

Cash provided by operating activities for fiscal 2010 increased 24% or $1.3 billion to $6.6 billion as compared to fiscal 2009. The increase was driven by higher operating cash receipts at our Media Networks, Parks and Resorts and Studio Entertainment businesses and lower cash payments at our Studio Entertainment segment driven by a decrease in distribution and marketing expense, partially offset by higher income tax payments. The increase in cash receipts at our Media Networks and Studio Entertainment segments was driven by higher revenues, while the increase in cash receipts at Parks and Resorts was driven by the timing of advance travel deposits.

Cash provided by operating activities for fiscal 2009 decreased 7% or $382 million to $5.3 billion as compared to fiscal 2008. The decrease was driven by lower operating cash receipts at our Parks and Resorts and Studio Entertainment businesses and higher contributions to our pension plans, partially offset by lower income tax payments and higher operating cash receipts at Media Networks. The decrease in cash receipts at our Parks and Resorts and Studio Entertainment segments was driven by lower revenues, while the increase in cash receipts at Media Networks was driven by higher revenues and the timing of collections of accounts receivable.

Depreciation expense is as follows:

(in millions)	2010	2009	2008
Media Networks
Cable Networks	$118	$108	$89
Broadcasting	95	89	90

Total Media Networks	213	197	179

Parks and Resorts
Domestic	807	822	803
International	332	326	342

Total Parks and Resorts	1,139	1,148	1,145

Studio Entertainment	56	50	41
Consumer Products	33	29	18
Interactive Media	19	28	21
Corporate	142	128	123

Total depreciation expense	$1,602	$1,580	$1,527

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

The Company’s film and television production and programming activity for fiscal years 2010, 2009 and 2008 are as follows:

(in millions)	2010	2009	2008
Beginning balances:
Production and programming assets	$5,756	$5,935	$5,682
Programming liabilities	(1,193)	(1,108)	(1,210)

	4,563	4,827	4,472

Spending:
Film and television production	3,370	3,421	3,237
Broadcast programming	4,316	3,896	3,812

	7,686	7,317	7,049

Amortization:
Film and television production	(3,593)	(3,486)	(3,076)
Broadcast programming	(4,331)	(3,788)	(3,672)

	(7,924)	(7,274)	(6,748)

Change in film and television production and programming costs	(238)	43	301

Other non-cash activity	136	(154)	54

Ending balances:
Production and programming assets	5,451	5,756	5,935
Programming liabilities	(990)	(1,040)	(1,108)

	$4,461	$4,716	$4,827

Investing Activities

Investing activities consist principally of investments in parks, resorts, and other property and acquisition and divestiture activity. The Company’s investments in parks, resorts and other property for the last three years are as follows:

(in millions)	2010	2009	2008
Media Networks:
Cable Networks	$132	$151	$206
Broadcasting	92	143	132
Parks and Resorts:
Domestic	1,295	1,039	793
International	238	143	140
Studio Entertainment	102	135	126
Consumer Products	97	46	51
Interactive Media	17	21	40
Corporate	137	75	90

	$2,110	$1,753	$1,578

Capital expenditures for the Parks and Resorts segment are principally for theme park and resort expansion, new rides and attractions, cruise ships, recurring capital and capital improvements. The increase in capital expenditures at domestic and international parks and resorts in fiscal 2010 reflected higher construction progress payments on two new cruise ships, the expansion at Hong Kong Disneyland and Disney California Adventure and the construction of a Disney Vacation Club Resort in Hawaii. The increase in capital expenditures at domestic parks and resorts in fiscal 2009 reflected spending on the Disney California Adventure expansion and construction progress payments on two new cruise ships.

Capital expenditures at Media Networks primarily reflect investments in facilities and equipment for expanding and upgrading broadcast centers, production facilities, and television station facilities.

Capital expenditures at Corporate primarily reflect investments in information technology and other equipment and corporate facilities. The increase in fiscal 2010 was driven by investments in equipment and corporate facilities.

Other Investing Activities

During fiscal 2010, acquisitions totaled $2.5 billion and included the acquisitions of Marvel Entertainment, Inc. and Playdom, Inc. (See Note 4 to the Consolidated Financial Statements), partially offset by net proceeds totaling $170 million from the sale of our investments in two television services in Europe and the sale of the rights and assets related to the Power Rangers property.

During fiscal 2009, acquisitions totaled $176 million and included the purchase of additional interests in UTV (See Note 4 to the Consolidated Financial Statements), offset by proceeds totaling $185 million from the sale of our investment in two pay television services in Latin America.

During fiscal 2008, acquisitions totaled $660 million which included an additional interest in UTV.

Financing Activities

Cash used in financing activities in fiscal 2010 decreased by $398 million to $2.8 billion compared to fiscal 2009 and consisted of repurchases of common stock, repayments of borrowings, the payment of dividends partially offset by exercises of stock options. The decrease from fiscal 2009 was due to lower repayments of borrowings and increased proceeds from stock option exercises, partially offset by higher share repurchases. Cash used in financing activities in fiscal 2009 decreased by $1.1 billion to $3.1 billion compared to fiscal 2008 and consisted of repayments of borrowings, the payment of dividends, the liquidation of a noncontrolling interest and repurchases of common stock. The decrease from fiscal 2008 was due to lower share repurchases, partially offset by higher repayments of borrowings, the liquidation of the noncontrolling interest and decreased proceeds from stock option exercises.

During the year ended October 2, 2010, the Company’s borrowing activity was as follows:

(in millions)	October 3, 2009	Additions	Payments	Other Activity	October 2, 2010

Commercial paper borrowings	$—	$1,190	$—	$—	$1,190
U.S. medium-term notes	7,618	—	(807)	4	6,815
European medium-term notes	347	—	(88)	14	273
Other foreign currency denominated debt (1)	904	—	—	61	965
Capital Cities / ABC debt	116	—	—	(1)	115
Film financing	350	—	(350)	—	—
Other (2)	498	—	(5)	43	536
Euro Disney borrowings (3)	2,344	—	(121)	(110)	2,113
Hong Kong Disneyland borrowings (4)	524	—	—	(51)	473

Total	$12,701	$1,190	$(1,371)	$(40)	$12,480

(1)	The other activity is primarily the impact of foreign currency translation as a result of the weakening of the U.S. dollar against the Japanese yen.
(2)	The other activity is primarily market value adjustments for debt with qualifying hedges.
(3)	The other activity is primarily the impact of foreign currency translation as a result of the strengthening of the U.S. dollar against the Euro.
(4)	The other activity is due to the conversion of the HKSAR’s loan to equity pursuant to the capital realignment and expansion plan (See Note 7 to the Consolidated Financial Statements).

The Company’s bank facilities are as follows:

(in millions)	Committed Capacity	Capacity Used	Unused Capacity
Bank facilities expiring February 2011	$2,225	$225	$2,000
Bank facilities expiring February 2013	2,250	—	2,250

Total	$4,475	$225	$4,250

These bank facilities allow for borrowings at LIBOR-based rates plus a spread, which depends on the Company’s public debt rating and can range from 0.18% to 4.5%. The Company also has the ability to issue up to $800 million of letters of credit under the facility expiring in February 2011, which if utilized, reduces available borrowing under this facility. As of October 2, 2010, $225 million of letters of credit had been issued under this facility.

The Company may use commercial paper borrowings up to the amount of its unused bank facilities, in conjunction with term debt issuance and operating cash flow, to retire or refinance other borrowings before or as they come due.

The Company paid a $653 million dividend ($0.35 per share) during the second quarter of fiscal 2010 related to fiscal 2009. The Company paid a $648 million dividend ($0.35 per share) during the second quarter of fiscal 2009 related to fiscal 2008; and paid a $664 million dividend ($0.35 per share) during the second quarter of fiscal 2008 related to fiscal 2007. As of the filing date of this report, the Board of Directors had not yet declared a dividend related to fiscal 2010.

During fiscal 2010, the Company repurchased 80 million shares of Disney common stock for $2.7 billion. During fiscal 2009, the Company repurchased 5 million shares of Disney common stock for $138 million. During fiscal 2008, the Company repurchased 139 million shares of Disney common stock for $4.5 billion. As of October 2, 2010, the Company had remaining authorization in place to repurchase 99 million additional shares. The repurchase program does not have an expiration date.

We believe that the Company’s financial condition is strong and that its cash balances, other liquid assets, operating cash flows, access to debt and equity capital markets and borrowing capacity, taken together, provide adequate resources to fund ongoing operating requirements and future capital expenditures related to the expansion of existing businesses and development of new projects. However, the Company’s operating cash flow and access to the capital markets can be impacted by macroeconomic factors outside of its control. See “Item 1A – Risk Factors”. In addition to macroeconomic factors, the Company’s borrowing costs can be impacted by short and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on the Company’s performance as measured by certain credit metrics such as interest coverage and leverage ratios. As of October 2, 2010, Moody’s Investors Service’s long and short-term debt ratings for the Company were A2 and P-1, respectively, with stable outlook; Standard & Poor’s long and short-term debt ratings for the Company were A and A-1, respectively, with stable outlook; and Fitch’s long and short-term debt ratings for the Company were A and F-1, respectively, with stable outlook. The Company’s bank facilities contain only one financial covenant, relating to interest coverage, which the Company met on October 2, 2010, by a significant margin. The Company’s bank facilities also specifically exclude certain entities, such as Euro Disney and Hong Kong Disneyland, from any representations, covenants or events of default.

Euro Disney has annual covenants under its debt agreements that limit its investment and financing activities and require it to meet certain financial performance covenants. Subject to final third-party review as provided in its debt agreements, Euro Disney was in compliance with these covenants for fiscal year 2010.

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

The following table summarizes our significant contractual obligations and commitments on an undiscounted basis at October 2, 2010 and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal and interest payments on outstanding borrowings. Additional details regarding these obligations are provided in the Notes to the Consolidated Financial Statements, as referenced in the table:

	Payments Due by Period
(in millions)	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Borrowings (Note 9) (1)	$16,616	$2,756	$4,143	$2,145	$7,572
Operating lease commitments (Note 15)	2,019	424	671	375	549
Capital lease obligations (Note 15)	797	38	76	89	594

Sports programming commitments (Note 15)	17,777	3,239	6,685	4,020	3,833
Broadcast programming commitments (Note 15)	2,927	1,882	550	326	169

Total sports and other broadcast programming commitments	20,704	5,121	7,235	4,346	4,002
Other(2)	4,392	1,588	1,663	333	808

Total contractual obligations (3)	$44,528	$9,927	$13,788	$7,288	$13,525

(1)

Amounts exclude market value adjustments totaling $315 million, which are recorded in the balance sheet. Amounts include interest payments based on contractual terms for fixed rate debt, and on current interest rates for variable rate debt.

(2)

Other commitments primarily comprise contractual commitments for the construction of two new cruise ships, creative talent and employment agreements and unrecognized tax benefits. Creative talent and employment agreements include obligations to actors, producers, sports personnel, television and radio personalities and executives.

(3)	Contractual commitments include the following:

Liabilities recorded on the balance sheet	$14,179
Commitments not recorded on the balance sheet	30,349

$44,528

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

Film and Television Revenues and Costs

We expense film and television production, participation and residual costs over the applicable product life cycle based upon the ratio of the current period’s revenues to the estimated remaining total revenues (Ultimate Revenues) for each production. If our estimate of Ultimate Revenues decreases, amortization of film and television costs may be accelerated. Conversely, if estimates of Ultimate Revenues increase, film and television cost amortization may be slowed. For film productions, Ultimate Revenues include revenues from all sources that will be earned within ten years from the date of the initial theatrical release. For television series, Ultimate Revenues include revenues that will be earned within ten years from delivery of the first episode, or if still in production, five years from delivery of the most recent episode, if later.

With respect to films intended for theatrical release, the most sensitive factor affecting our estimate of Ultimate Revenues (and therefore affecting future film cost amortization and/or impairment) is domestic theatrical performance. Revenues derived from other markets subsequent to the domestic theatrical release (e.g., the home entertainment or international theatrical markets) have historically been highly correlated with domestic theatrical performance. Domestic theatrical performance varies primarily based upon the public interest and demand for a particular film, the popularity of competing films at the time of release and the level of marketing effort. Upon a film’s release and determination of domestic theatrical performance, the Company’s estimates of revenues from succeeding windows and markets are revised based on historical relationships and an analysis of current market trends. The most sensitive factor affecting our estimate of Ultimate Revenues for released films is the extent of home entertainment sales achieved. Home entertainment sales vary based on the number and quality of competing home video products, as well as the manner in which retailers market and price our products.

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

The cost of television broadcast rights for acquired movies, series and other programs are expensed based on the number of times the program is expected to be aired or on a straight-line basis over the useful life, as appropriate. Amortization of those television programming assets being amortized on a number of airings basis may be accelerated if we reduce the estimated future airings and slowed if we increase the estimated future airings. The number of future airings of a particular program is impacted primarily by the program’s ratings in previous airings, expected advertising rates and availability and quality of alternative programming. Accordingly, planned usage is reviewed periodically and revised if necessary. Rights costs for multi-year sports programming arrangements are amortized during the applicable seasons based on the estimated relative value of each year in the arrangement. The estimated values of each year are based on our projection of revenues over the contract period which include advertising revenue and an allocation of affiliate revenue. If the annual contractual payments related to each season approximate each season’s relative value, we expense the related contractual payment during the applicable season. If planned usage patterns or estimated relative values by year were to change significantly, amortization of the our sports rights costs may be accelerated or slowed.

Costs of film and television productions are subject to regular recoverability assessments which compare the estimated fair values with the unamortized costs. The net realizable values of television broadcast program licenses and rights are reviewed using a daypart methodology. A daypart is defined as an aggregation of programs broadcast during a particular time of day or programs of a similar type. The Company’s dayparts are daytime, late night, primetime, news, children, and sports (includes network and cable). The net realizable values of other cable programming assets are reviewed on an aggregated basis for each cable channel. Individual programs are written-off when there are no plans to air or sublicense the program. Estimated values are based upon assumptions about future demand and market conditions. If actual demand or market conditions are less favorable than our projections, film, television and programming cost write-downs may be required.

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

Revenues from advance theme park ticket sales are recognized when the tickets are used. For non-expiring, multi-day tickets, revenues are recognized over a three-year time period based on estimated usage, which is derived from historical usage patterns. If actual usage is different than our estimated usage, revenues may not be recognized in the periods the related services are rendered. In addition, a change in usage patterns would impact the timing of revenue recognition.

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

The discount rate enables us to state expected future cash payments for benefits as a present value on the measurement date. A lower discount rate increases the present value of benefit obligations and increases pension expense. The guideline for setting this rate is a high-quality long-term corporate bond rate. We decreased our discount rate to 5.25% at the end of fiscal 2010 from 5.75% at the end of fiscal 2009 to reflect market interest rate conditions at our October 2, 2010 measurement date. This decrease in the discount rate will affect net periodic pension and postretirement medical expense (benefit expense) in fiscal 2011. The assumed discount rate reflects market rates for high-quality corporate bonds currently available. The Company’s discount rate was determined by considering the average of pension yield curves constructed of a large population of high quality corporate bonds. The resulting discount rate reflects the matching of plan liability cash flows to the yield curves. A one percentage point decrease in the assumed discount rate would increase total benefit expense for fiscal 2011 by $199 million and would increase the projected benefit obligation at October 2, 2010 by $1.6 billion, respectively. A one percentage point increase in the assumed discount rate would decrease total benefit expense and the projected benefit obligation by $167 million and $1.3 billion, respectively.

To determine the expected long-term rate of return on the plan assets, we consider the current and expected asset allocation, as well as historical and expected returns on each plan asset class. A lower expected rate of return on pension plan assets will increase pension expense. Our long-term expected return on plan assets was 7.75% for the 2010 and 2009 actuarial valuations. A one percentage point change in the long-term asset return assumption would impact fiscal 2011 annual benefit expense by approximately $60 million.

See Note 11 to the Consolidated Financial Statements for more information on our pension and postretirement medical plans.

Goodwill, Intangible Assets, Long-Lived Assets and Investments

The Company is required to test goodwill and other indefinite-lived intangible assets for impairment on an annual basis and if current events or circumstances require, on an interim basis. Goodwill is allocated to various reporting units, which are generally an operating segment or one level below the operating segment. The Company compares the fair value of each reporting unit to its carrying amount to determine if there is potential goodwill impairment. If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than the carrying value of the goodwill.

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

The Company tests long-lived assets, including amortizable intangible assets, for impairment whenever events or changes in circumstances (triggering events) indicate that the carrying amount may not be recoverable. Once a triggering event has occurred, the impairment test employed is based on whether the intent is to hold the asset for continued use or to hold the asset for sale. The impairment test for assets held for use requires a comparison of cash flows expected to be generated over the useful life of an asset group against the carrying value of the asset group. An asset group is established by identifying the lowest level of cash flows generated by the group of assets that are largely independent of the cash flows of other assets and could include assets used across multiple businesses or segments. If the carrying value of the asset group exceeds the estimated undiscounted future cash flows, an impairment would be measured as the difference between the fair value of the group’s long-lived assets and its carrying value. The impairment is allocated to the long-lived assets of the group on a pro rata basis using the relative carrying amount, but only to the extent the carrying value of each asset is above its fair value. For assets held for sale, to the extent the carrying value is greater than the asset’s fair value less costs to sell, an impairment loss is recognized for the difference. Determining whether a long-lived asset is impaired requires various estimates and assumptions, including whether a triggering event has occurred, the identification of the asset groups, estimates of future cash flows and the discount rate used to determine the asset’s fair value. If we had established different asset groups or utilized different valuation methodologies or assumptions, the impairment test results could differ, and we could be required to record impairment charges.

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

During the current year, the Company tested its goodwill and other intangible assets, investments and long-lived assets for impairment, and the impairment charges recorded were immaterial. During fiscal 2009, the Company recorded non-cash impairment charges of $279 million, which included $142 million for FCC radio licenses and $65 million for our investment in UTV. During fiscal 2008, the Company recorded non-cash impairment charges of $39 million related to FCC radio licenses. The FCC radio license impairment charges reflected overall market declines in certain radio markets in which we operate. These impairment charges, which were estimated using a discounted cash flow model, were recorded in “Restructuring and impairment charges” in the Consolidated Statements of Income.

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

Stock Option Compensation Expense

Each year during the second quarter, the Company awards stock options and restricted stock units to a broad-based group of management and creative personnel (the Annual Grant). To value these awards, the Company uses a binomial valuation model which takes into account variables such as volatility, dividend yield, and the risk-free interest rate. The binomial valuation model also considers the expected exercise multiple (the multiple of exercise price to grant price at which exercises are expected to occur on average) and the termination rate (the probability of a vested option being cancelled due to the termination of the option holder) in computing the value of the option. Accordingly, the Company believes that the binomial valuation model should produce a fair value that is representative of the value of an employee option.

In fiscal years 2010, 2009, and 2008, the weighted average assumptions used in the options-pricing models were as follows:

	2010	2009	2008
Risk-free interest rate	3.5%	2.0%	3.6%
Expected volatility	32%	47%	29%
Dividend yield	1.41%	1.19%	1.02%
Termination rate	2.5%	7.5%	7.5%
Exercise multiple	1.40	1.39	1.39

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

The volatility assumption considers both historical and implied volatility and may be impacted by the Company’s performance as well as changes in economic and market conditions. See Note 13 to the Consolidated Financial Statements for more detailed information. If the expected volatility of 32% used by the Company during 2010 was increased or decreased by five percentage points (i.e. to 37% or to 27%), the weighted average grant date fair value of our 2010 stock option grants would have increased by 9% or decreased by 9%, respectively.

The expected exercise multiple may be influenced by the Company’s future stock performance, stock price volatility, and employee turnover rates. If the exercise multiple assumption of 1.4 used by the Company during 2010 were increased to 1.6 or decreased to 1.2, the weighted average binomial value of our 2010 stock option grants would have increased by 10% or decreased by 12%, respectively.

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

Variable Interest Entities

In June 2009, the FASB issued guidance to revise the approach to determine when a variable interest entity (VIE) should be consolidated. The new consolidation model for VIEs considers whether an entity has the power to direct the activities that most significantly impact the VIE’s economic performance and shares in the significant risks and rewards of the VIE. The guidance on VIE’s requires companies to continually reassess VIEs to determine if consolidation is appropriate and provide additional disclosures. The guidance is effective for the Company’s 2011 fiscal year. The Company is assessing the potential effect this guidance will have on its financial statements.

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

Business Combinations

In December 2007, the FASB issued guidance that establishes principles and requirements for determining how a company recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration, and certain acquired contingencies. The guidance on business combinations also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized. The Company adopted the provisions of this business combination guidance prospectively at the beginning of fiscal year 2010.

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

Income Tax

In July 2006, the FASB issued guidance which clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The Company adopted the guidance on income taxes at the beginning of fiscal year 2008. Applying the guidance on income taxes to all tax positions upon adoption resulted in reductions of $148 million and $15 million to retained earnings and noncontrolling interests, respectively.

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

VAR on a combined basis decreased to $33 million at October 2, 2010 from $34 million at October 3, 2009. The decrease in VAR primarily reflected a decrease in the amount of fixed rate debt during the year offset by higher volatility of interest rates and foreign exchange rates and decreased diversification benefits across foreign currency rates.

The estimated maximum potential one-day loss in fair value, calculated using the VAR model, is as follows (unaudited, in millions):

Fiscal Year 2010	Interest Rate Sensitive Financial Instruments	Currency Sensitive Financial Instruments	Equity Sensitive Financial Instruments	Combined Portfolio
Year end VAR	$19	$22	$1	$33
Average VAR	$21	$20	$1	$37
Highest VAR	$32	$22	$1	$46
Lowest VAR	$14	$19	$1	$32
Beginning of year VAR (year end fiscal 2009)	$24	$19	$0	$34

The VAR for Euro Disney and Hong Kong Disneyland is immaterial as of October 2, 2010 and accordingly, has been excluded from the above table.

ITEM 8.	Financial Statements and Supplementary Data

See Index to Financial Statements and Supplemental Data on page 61.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

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

Based on their evaluation as of October 2, 2010, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

Management’s Report on Internal Control Over Financial Reporting

Management’s report set forth on page 62 is incorporated herein by reference.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the fourth quarter of the fiscal year ended October 2, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Information regarding Section 16(a) compliance, the Audit Committee, the Company’s code of ethics, background of the directors and director nominations appearing under the captions “Section 16(a) Beneficial Ownership Reporting Compliance,” “Committees,” “Corporate Governance Guidelines and Code of Ethics”, “Director Selection Process” and “Election of Directors” in the Company’s Proxy Statement for the 2011 annual meeting of Shareholders is hereby incorporated by reference.

Information regarding executive officers is included in Part I of this Form 10-K as permitted by General Instruction G(3).

ITEM 11.	Executive Compensation

Information appearing under the captions “Board Compensation” and “Executive Compensation” in the 2011 Proxy Statement (other than the “Compensation Committee Report,” which is deemed furnished herein by reference) is hereby incorporated by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information setting forth the security ownership of certain beneficial owners and management appearing under the caption “Stock Ownership” and information in the “Equity Compensation Plans” table appearing under the caption “Equity Compensation Plans” in the 2011 Proxy Statement is hereby incorporated by reference.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding certain related transactions appearing under the captions “Certain Relationships and Related Person Transactions” and information regarding director independence appearing under the caption “Director Independence” in the 2011 Proxy Statement is hereby incorporated by reference.

ITEM 14.	Principal Accountant Fees and Services

Information appearing under the captions “Auditor Fees and Services” and “Policy for Approval of Audit and Permitted Non-Audit Services” in the 2011 Proxy Statement is hereby incorporated by reference.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(1)	Financial Statements and Schedules

See Index to Financial Statements and Supplemental Data at page 61.

(2)	Exhibits

The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

	Exhibit	Location

3.1	Restated Certificate of Incorporation of the Company	Exhibit 3.1 to the Current Report on Form 8-K of the Company dated March 10, 2010

3.2	Bylaws of the Company	Exhibit 3.2 to the Current Report on Form 8-K of the Company dated March 10, 2010

4.1	Amended and Restated Five Year Credit Agreement dated as of February 22, 2006	Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed March 31, 2006

4.2	Three-Year Credit Agreement dated as of February 22, 2010	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed February 25, 2010

4.3	Indenture, dated as of Nov. 30, 1990, between DEI and Bankers Trust Company, as Trustee	Exhibit 2 to the Current Report on Form 8-K of DEI, dated Jan. 14, 1991

4.4	Indenture, dated as of Mar. 7, 1996, between the Company and Citibank, N.A., as Trustee	Exhibit 4.1(a) to the Current Report on Form 8-K of the Company, dated March 7, 1996

4.5	Senior Debt Securities Indenture, dated as of September 24, 2001, between the Company and Wells Fargo Bank, N.A., as Trustee	Exhibit 4.1 to the Current Report on Form 8-K of the Company, dated September 24, 2001

4.6	Other long-term borrowing instruments are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Company undertakes to furnish copies of such instruments to the Commission upon request

10.1	Amended and Restated Employment Agreement, dated as of December 23, 2008, between the Company and Robert A. Iger	Exhibit 10.1 to the Form 10-Q of the Company for the quarter ended December 27, 2008

10.2	Employment Agreement, dated as of January 1, 2010 between the Company and James A. Rasulo	Exhibit 10.1 to the Current Report on Form 8-K of the Company dated January 8, 2010

10.3	Amended and Restated Employment Agreement, dated as of December 18, 2008 between the Company and Thomas O. Staggs	Exhibit 10.2 to the Form 10-Q of the Company for the quarter ended December 27, 2008

10.4	Amendment dated as of January 1, 2010 to Amended and Restated Employment Agreement, dated as of December 18, 2008 between the Company and Thomas O. Staggs	Exhibit 10.2 to the Current Report on Form 8-K of the Company dated January 8, 2010

10.5	Employment Agreement, dated as of October 1, 2008 between the Company and Alan N. Braverman	Exhibit 10.1 to the Current Report on Form 8-K of the Company dated October 8, 2008

10.6	Employment Agreement dated as of October 1, 2008 between the Company and Kevin A. Mayer	Exhibit 10.2 to the Current Report on Form 8-K of the Company dated October 8, 2008

10.7	Employment Agreement dated as of September 1, 2009 between the Company and Jayne Parker	Exhibit 10.5 to the Form 10-K of the Company for the year ended October 3, 2009

	Exhibit	Location

10.8	Description of Directors Compensation	Filed herewith

10.9	Amended and Restated Director’s Retirement Policy	Exhibit 10.6 to the Form 10-Q of the Company for the quarter ended January 2, 2010

10.10	Form of Indemnification Agreement for certain officers and directors	Annex C to the Proxy Statement for the 1987 annual meeting of DEI

10.11	1995 Stock Option Plan for Non-Employee Directors	Exhibit 20 to the Form S-8 Registration Statement (No. 33-57811) of DEI, dated Feb. 23, 1995

10.12	Amended and Restated 1995 Stock Incentive Plan and Rules	Exhibit 10.17 to the Form 10-K of the Company for the year ended September 27, 2008

10.13	Amendment to Amended and Restated 1995 Stock Incentive Plan	Item 1.01(a) of Current Report on Form 8-K of the Company filed September 23, 2004

10.14	Amended and Restated 2002 Executive Performance Plan	Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed March 12, 2009

10.15	Management Incentive Bonus Program	The section of the Proxy Statement for the 2009 annual meeting of the Company titled “Performance Based Compensation”

10.16	Amended and Restated 1997 Non-Employee Directors Stock and Deferred Compensation Plan	Annex II to the Proxy Statement for the 2003 annual meeting of the Company

10.17	Amended and Restated 2005 Stock Incentive Plan	Exhibit 10.1 to the Current Report on Form 8-K of the Company dated March 10, 2010

10.18	The Walt Disney Company/Pixar 1995 Stock Plan	Exhibit 10.1 to the Form S-8 Registration Statement (N0. 333-133840) of the Company dated May 5, 2006

10.19	Amended and Restated The Walt Disney Company/Pixar 2004 Equity Incentive Plan	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed December 1, 2006

10.20	Amended and Restated Key Employees Deferred Compensation and Retirement Plan	Exhibit 10.28 to the Form 10-K of the Company for the year ended September 27, 2008

10.21	Amended and Restated Benefit Equalization Plan of ABC, Inc.	Exhibit 10.29 to the Form 10-K of the Company for the year ended September 27, 2008

10.22	Group Personal Excess Liability Insurance Plan	Exhibit 10(x) to the Form 10-K of the Company for the period ended September 30, 1997

10.23	Family Income Assurance Plan (summary description)	Exhibit 10(y) to the Form 10-K of the Company for the period ended September 30, 1997

10.24	Amended and Restated Severance Pay Plan	Exhibit 10.4 to the Form 10-Q of the Company for the quarter ended December 27, 2008

10.25	Form of Restricted Stock Unit Award Agreement (Time-Based Vesting)	Exhibit 10(aa) to the Form 10-K of the Company for the period ended September 30, 2004

10.26	Form of Restricted Stock Unit Award Agreement (Bonus Related)	Exhibit 10.3 to the Current Report on Form 8-K of the Company filed December 15, 2006

	Exhibit	Location

10.27	Form of Performance-Based Stock Unit Award Agreement (Section 162(m) Vesting Requirement)	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed January 12, 2010

10.28	Form of Performance-Based Stock Unit Award Agreement (Three-Year Vesting subject to Total Shareholder Return/EPS Growth Tests/Section 162(m) Vesting Requirement)	Exhibit 10.2 to the Current Report on Form 8-K of the Company filed January 12, 2010

10.29	Form of Non-Qualified Stock Option Award Agreement (Seven-year/Ten Year Form)	Exhibit 10.3 to the Current Report on Form 8-K of the Company filed January 12, 2010

10.30	Form of Restricted Stock Unit Award Agreement in Lieu of Equitable Adjustment	Exhibit 10.1 to the Form 10-Q of the Company for the period ended June 30, 2007

10.31	Disney Savings and Investment Plan as Amended and Restated Effective January 1, 2010	Exhibit 10.1 to the Form 10-Q of the Company for the period ended July 3, 2010

21	Subsidiaries of the Company	Filed herewith

23	Consent of PricewaterhouseCoopers LLP	Filed herewith

31(a)	Rule 13a – 14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31(b)	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32(a)	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished herewith

32(b)	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished herewith

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended October 2, 2010 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Shareholders’ Equity and (v) related notes	Furnished herewith

*	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE WALT DISNEY COMPANY
(Registrant)

Date: November 24, 2010	By:	/S/ ROBERT A. IGER
(Robert A. Iger,
President and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer

/S/ ROBERT A. IGER	President and Chief Executive Officer	November 24, 2010
(Robert A. Iger)

Principal Financial and Accounting Officers

/S/ JAMES A. RASULO	Senior Executive Vice President and Chief Financial Officer	November 24, 2010
(James A. Rasulo)

/S/ BRENT A. WOODFORD	Senior Vice President-Planning and Control	November 24, 2010
(Brent A. Woodford)

Directors

/S/ SUSAN E. ARNOLD	Director	November 24, 2010
(Susan E. Arnold)

/S/ JOHN E. BRYSON	Director	November 24, 2010
(John E. Bryson)

/S/ JOHN S. CHEN	Director	November 24, 2010
(John S. Chen)

/S/ JUDITH L. ESTRIN	Director	November 24, 2010
(Judith L. Estrin)

/S/ ROBERT A. IGER	Director	November 24, 2010
(Robert A. Iger)

/S/ STEVEN P. JOBS	Director	November 24, 2010
(Steven P. Jobs)

/S/ FRED H. LANGHAMMER	Director	November 24, 2010
(Fred H. Langhammer)

/S/ AYLWIN B. LEWIS	Director	November 24, 2010
(Aylwin B. Lewis)

Signature	Title	Date

/S/ MONICA C. LOZANO	Director	November 24, 2010
(Monica C. Lozano)

/S/ ROBERT W. MATSCHULLAT	Director	November 24, 2010
(Robert W. Matschullat)

/S/ JOHN E. PEPPER, JR.	Chairman of the Board and Director	November 24, 2010
(John E. Pepper, Jr.)

/S/ SHERYL SANDBERG	Director	November 24, 2010
(Sheryl Sandberg)

/S/ ORIN C. SMITH	Director	November 24, 2010
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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of October 2, 2010.

The effectiveness of our internal control over financial reporting as of October 2, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of The Walt Disney Company

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of The Walt Disney Company and its subsidiaries (the Company) at October 2, 2010 and October 3, 2009, and the results of their operations and their cash flows for each of the three years in the period ended October 2, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 2, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for uncertainty in income taxes in 2008, its method of accounting for pension and other postretirement benefit plans in 2009 and its method of accounting for and reporting noncontrolling interests in 2010.

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

PRICEWATERHOUSECOOPERS LLP

Los Angeles, California
November 24, 2010

CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share data)

	2010	2009	2008
Revenues	$38,063	$36,149	$37,843

Costs and expenses	(31,337)	(30,452)	(30,400)

Restructuring and impairment charges	(270)	(492)	(39)

Other income (expense)	140	342	(59)

Net interest expense	(409)	(466)	(524)

Equity in the income of investees	440	577	581

Income before income taxes	6,627	5,658	7,402

Income taxes	(2,314)	(2,049)	(2,673)

Net Income	4,313	3,609	4,729

Less: Net Income attributable to noncontrolling interests	(350)	(302)	(302)

Net Income attributable to The Walt Disney Company (Disney)	$3,963	$3,307	$4,427

Earnings per share attributable to Disney:
Diluted	$2.03	$1.76	$2.28

Basic	$2.07	$1.78	$2.34

Weighted average number of common and common equivalent shares outstanding:
Diluted	1,948	1,875	1,948

Basic	1,915	1,856	1,890

See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)

	October 2, 2010	October 3, 2009
ASSETS
Current assets
Cash and cash equivalents	$2,722	$3,417
Receivables	5,784	4,854
Inventories	1,442	1,271
Television costs	678	631
Deferred income taxes	1,018	1,140
Other current assets	581	576

Total current assets	12,225	11,889

Film and television costs	4,773	5,125
Investments	2,513	2,554
Parks, resorts and other property, at cost Attractions, buildings and equipment	32,875	32,475
Accumulated depreciation	(18,373)	(17,395)

	14,502	15,080
Projects in progress	2,180	1,350
Land	1,124	1,167

	17,806	17,597

Intangible assets, net	5,081	2,247
Goodwill	24,100	21,683
Other assets	2,708	2,022

	$69,206	$63,117

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and other accrued liabilities	$6,109	$5,616
Current portion of borrowings	2,350	1,206
Unearned royalties and other advances	2,541	2,112

Total current liabilities	11,000	8,934

Borrowings	10,130	11,495
Deferred income taxes	2,630	1,819
Other long-term liabilities	6,104	5,444
Commitments and contingencies (Note 15)
Equity
Preferred stock, $.01 par value Authorized — 100 million shares, Issued — none	—	—
Common stock, $.01 par value Authorized — 4.6 billion shares at October 2, 2010 and 3.6 billion shares at October 3, 2009 Issued — 2.7 billion shares at October 2, 2010 and 2.6 billion shares at October 3, 2009	28,736	27,038
Retained earnings	34,327	31,033
Accumulated other comprehensive loss	(1,881)	(1,644)

	61,182	56,427
Treasury stock, at cost, 803.1 million shares at October 2, 2010 and 781.7 million shares at October 3, 2009	(23,663)	(22,693)

Total Disney Shareholder’s equity	37,519	33,734
Noncontrolling interests	1,823	1,691

Total Equity	39,342	35,425

Total liabilities and equity	$69,206	$63,117

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	2010	2009	2008
OPERATING ACTIVITIES
Net income	$4,313	$3,609	$4,729
Depreciation and amortization	1,713	1,631	1,582
Gains on dispositions	(118)	(342)	(14)
Deferred income taxes	133	323	(128)
Equity in the income of investees	(440)	(577)	(581)
Cash distributions received from equity investees	473	505	476
Net change in film and television costs	238	(43)	(301)
Equity-based compensation	522	457	402
Impairment charges	132	279	39
Other	(122)	(67)	(36)
Changes in operating assets and liabilities
Receivables	(686)	468	(594)
Inventories	(127)	(117)	(329)
Other assets	42	(565)	(64)
Accounts payable and other accrued liabilities	649	(250)	570
Income taxes	(144)	8	(50)

Cash provided by operations	6,578	5,319	5,701

INVESTING ACTIVITIES
Investments in parks, resorts and other property	(2,110)	(1,753)	(1,578)
Sales of investments	—	46	70
Proceeds from dispositions	170	185	14
Acquisitions	(2,493)	(176)	(660)
Other	(90)	(57)	(8)

Cash used in investing activities	(4,523)	(1,755)	(2,162)

FINANCING ACTIVITIES
Commercial paper borrowings, net	1,190	(1,985)	(701)
Borrowings	—	1,750	1,706
Reduction of borrowings	(1,371)	(1,617)	(477)
Dividends	(653)	(648)	(664)
Repurchases of common stock	(2,669)	(138)	(4,453)
Exercise of stock options and other	753	(510)	381

Cash used in financing activities	(2,750)	(3,148)	(4,208)

(Decrease)/increase in cash and cash equivalents	(695)	416	(669)
Cash and cash equivalents, beginning of year	3,417	3,001	3,670

Cash and cash equivalents, end of year	$2,722	$3,417	$3,001

Supplemental disclosure of cash flow information:
Interest paid	$393	$485	$555

Income taxes paid	$2,170	$1,609	$2,768

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in millions, except per share data)

	Equity Attributable to Disney
	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Disney Equity	Non-controlling Interest	Total Equity
BALANCE AT SEPTEMBER 29, 2007	1,917	$24,207	$24,805	$(157)	$(18,102)	$30,753	$1,295	$32,048

Net income	—	—	4,427	—	—	4,427	302	4,729
Market value adjustments for investments and hedges	—	—	—	120	—	120	—	120
Foreign currency translation and other	—	—	—	(27)	—	(27)	5	(22)
Pension and postretirement medical plan adjustments:
Reclassification of prior losses to net income	—	—	—	25	—	25	—	25
Net actuarial loss	—	—	—	(42)	—	(42)	—	(42)

Comprehensive income						4,503	307	4,810
Equity compensation activity	31	1,012	—	—	—	1,012	—	1,012
Redemption of convertible senior notes	45	1,320	—	—	—	1,320	—	1,320
Common stock repurchases	(139)	—	—	—	(4,453)	(4,453)	—	(4,453)
Dividends	—	7	(671)	—	—	(664)	—	(664)
Distributions and other	—	—	—	—	—	—	(243)	(243)
Adoption of new income tax guidance	—	—	(148)	—	—	(148)	(15)	(163)

BALANCE AT SEPTEMBER 27, 2008	1,854	$26,546	$28,413	$(81)	$(22,555)	$32,323	$1,344	$33,667

Net income	—	—	3,307	—	—	3,307	302	3,609
Market value adjustments for investments and hedges	—	—	—	(57)	—	(57)	—	(57)
Foreign currency translation and other	—	—	—	(33)	—	(33)	(13)	(46)
Pension and postretirement medical plan adjustments:
Reclassification of prior net gains to net income	—	—	—	(4)	—	(4)	—	(4)
Net actuarial loss	—	—	—	(1,569)	—	(1,569)	—	(1,569)

Comprehensive income						1,644	289	1,933
Adoption of new pension and postretirement medical plan measurement date and other (net of tax of $37 million)	—	—	(32)	100	—	68	—	68
Equity compensation activity	12	485	—	—	—	485	—	485
Common stock repurchases	(5)	—	—	—	(138)	(138)	—	(138)
Dividends	—	7	(655)	—	—	(648)	—	(648)
Acquisition of Jetix	—	—	—	—	—	—	(86)	(86)
Distributions and other							(253)	(253)
Conversion of HKDL loan to equity	—	—	—	—	—	—	397	397

BALANCE AT OCTOBER 3, 2009	1,861	$27,038	$31,033	$(1,644)	$(22,693)	$33,734	$1,691	$35,425

Net income	—	—	3,963	—	—	3,963	350	4,313
Market value adjustments for investments and hedges	—	—	—	(113)	—	(113)	—	(113)
Foreign currency translation and other	—	—	—	(25)	—	(25)	(12)	(37)
Pension and postretirement medical plan adjustments:
Reclassification of prior net losses to net income	—	—	—	109	—	109	—	109
Net actuarial loss	—	—	—	(208)	—	(208)	—	(208)

Comprehensive income						3,726	338	4,064
Equity compensation activity	54	1,498	—	—	—	1,498	—	1,498
Acquisition of Marvel	59	188	—	—	1,699	1,887	90	1,977
Common stock repurchases	(80)	—	—	—	(2,669)	(2,669)	—	(2,669)
Dividends	—	9	(662)	—	—	(653)	—	(653)
Distributions and other	—	3	(7)	—	—	(4)	(296)	(300)

BALANCE AT OCTOBER 2, 2010	1,894	$28,736	$34,327	$(1,881)	$(23,663)	$37,519	$1,823	$39,342

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

DESCRIPTION OF THE BUSINESS

Media Networks

The Company operates the ABC Television Network and ten owned television stations, as well as the ESPN Radio Network and Radio Disney Network (the Radio Networks) and 42 owned radio stations. Both the television and radio networks have affiliated stations providing coverage to households throughout the United States. The Company has cable networks that are principally involved in the production and distribution of cable television programming, the licensing of programming in domestic and international markets, and investing in foreign television broadcasting, production, and distribution entities. Primary cable programming services that operate through consolidated subsidiaries are the ESPN-branded networks, Disney Channel Worldwide, SOAPnet, Disney XD and ABC Family. The Company also has interests in joint ventures that operate programming services and are accounted for under the equity method including AETN/Lifetime. The Company also produces original television programming for network, first-run syndication, pay, and international syndication markets, along with original animated television programming for network, pay, and international syndication markets. Additionally, the Company operates ABC-, ESPN-, ABC Family- and SOAPnet-branded internet businesses.

Parks and Resorts

The Company owns and operates the Walt Disney World Resort in Florida and the Disneyland Resort in California. The Walt Disney World Resort includes four theme parks (the Magic Kingdom, Epcot, Disney’s Hollywood Studios, and Disney’s Animal Kingdom), 17 resort hotels, a retail, dining, and entertainment complex, a sports complex, conference centers, campgrounds, golf courses, water parks, and other recreational facilities. The Disneyland Resort includes two theme parks (Disneyland and Disney California Adventure), three resort hotels, and a retail, dining and entertainment complex. The Company manages and has an effective 51% ownership interest in Disneyland Paris, which includes two theme parks (Disneyland Park and Walt Disney Studios Park), seven themed hotels, two convention centers, a shopping, dining and entertainment complex, and a 27-hole golf facility. The Company also manages and has a 47% ownership interest in Hong Kong Disneyland Resort, which includes one theme park and two resort hotels. The Company earns royalties on revenues generated by the Tokyo Disneyland Resort, which includes two theme parks and three Disney-branded hotels, and is owned and operated by an unrelated Japanese corporation. The Company also manages and markets vacation club ownership interests through the Disney Vacation Club, and operates the Disney Cruise Line and Adventures by Disney, a guided family vacation business. The Company’s Walt Disney Imagineering unit designs and develops theme park concepts and attractions, as well as resort properties.

Studio Entertainment

The Company produces and acquires live-action and animated motion pictures for worldwide distribution to the theatrical, home entertainment, and television markets. The Company distributes these products through its own distribution and marketing companies in the United States and foreign markets primarily under the Walt Disney Pictures, Touchstone Pictures, Miramax, Pixar, and Disneynature banners, as well as Dimension prior to September 30, 2005. The Company also produces stage plays, musical recordings and live entertainment events.

Consumer Products

The Company licenses trade names, characters and visual and literary properties, to various manufacturers, retailers, show promoters, and publishers throughout the world. The Company also engages in retail and online distribution of products through The Disney Store and DisneyStore.com. The Disney Store is owned and operated in Europe, North America and Japan. The Company publishes entertainment and educational books and magazines for children and families and operates English language learning centers in China.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions, except per share amounts)

Disney Interactive Media Group

The Company creates and delivers Disney-branded entertainment and lifestyle content across interactive media platforms. The primary operating businesses are Games which produces and distributes console, online and mobile games, and Online which develops Disney-branded online services in the United States and internationally. The Interactive Media Group also manages Disney-branded mobile phone business in Japan which provides mobile phone service and downloadable content to consumers.

SEGMENT INFORMATION

The operating segments reported below are the segments of the Company for which separate financial information is available and for which segment results are evaluated regularly by the Chief Executive Officer in deciding how to allocate resources and in assessing performance.

Segment operating results reflect earnings before corporate and unallocated shared expenses, restructuring and impairment charges, other income (expense), net interest expense, income taxes, and noncontrolling interests. Segment operating income includes equity in the income of investees. Equity investees consist primarily of AETN/Lifetime, which is a cable business included in the Media Networks segment. Corporate and unallocated shared expenses principally consist of corporate functions, executive management, and certain unallocated administrative support functions.

Equity in the income of investees by segment is as follows:

	2010	2009	2008
Media Networks (1)	$438	$567	$596
Studio Entertainment	—	(4)	—
Consumer Products	—	2	—
Interactive Media	—	2	(3)
Corporate	2	10	(12)

	$440	$577	$581

(1)	Substantially all of these amounts relate to investments at Cable Networks.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions, except per share amounts)

	2010	2009	2008
Revenues
Media Networks	$17,162	$16,209	$15,857
Parks and Resorts	10,761	10,667	11,504
Studio Entertainment
Third parties	6,495	6,016	7,167
Intersegment	206	120	181

	6,701	6,136	7,348

Consumer Products
Third parties	2,876	2,533	2,569
Intersegment	(198)	(108)	(154)

	2,678	2,425	2,415

Interactive Media
Third parties	769	724	746
Intersegment	(8)	(12)	(27)

	761	712	719

Total consolidated revenues	$38,063	$36,149	$37,843

Segment operating income (loss)
Media Networks	$5,132	$4,765	$4,981
Parks and Resorts	1,318	1,418	1,897
Studio Entertainment	693	175	1,086
Consumer Products	677	609	778
Interactive Media	(234)	(295)	(258)

Total segment operating income	$7,586	$6,672	$8,484

Reconciliation of segment operating income to income before income taxes
Segment operating income	$7,586	$6,672	$8,484
Corporate and unallocated shared expenses	(420)	(398)	(460)
Restructuring and impairment charges	(270)	(492)	(39)
Other income (expense)	140	342	(59)
Net interest expense	(409)	(466)	(524)

Income before income taxes	$6,627	$5,658	$7,402

Capital expenditures
Media Networks
Cable Networks	$132	$151	$206
Broadcasting	92	143	132
Parks and Resorts
Domestic	1,295	1,039	793
International	238	143	140
Studio Entertainment	102	135	126
Consumer Products	97	46	51
Interactive Media	17	21	40
Corporate	137	75	90

Total capital expenditures	$2,110	$1,753	$1,578

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions, except per share amounts)

	2010	2009	2008
Depreciation expense
Media Networks	$213	$197	$179
Parks and Resorts
Domestic	807	822	803
International	332	326	342
Studio Entertainment	56	50	41
Consumer Products	33	29	18
Interactive Media	19	28	21
Corporate	142	128	123

Total depreciation expense	$1,602	$1,580	$1,527

Amortization of intangible assets
Media Networks	$9	$9	$9
Parks and Resorts	—	—	—
Studio Entertainment	33	10	9
Consumer Products	45	10	11
Interactive Media	24	22	26
Corporate	—	—	—

Total amortization of intangible assets	$111	$51	$55

Identifiable assets(1)(2)
Media Networks	$27,112	$26,936
Parks and Resorts	17,529	16,945
Studio Entertainment	12,742	11,104
Consumer Products	4,786	1,486
Interactive Media	1,756	988
Corporate(3)	5,281	5,658

Total consolidated assets	$69,206	$63,117

Supplemental revenue data
Media Networks
Advertising(4)	$7,099	$6,624	$7,197
Affiliate Fees	8,082	7,407	6,793
Parks and Resorts
Merchandise, food and beverage	3,457	3,445	3,653
Admissions	3,504	3,403	3,623

Revenues
United States and Canada	$28,279	$27,508	$28,506
Europe	6,550	6,012	6,805
Asia Pacific	2,320	1,860	1,811
Latin America and Other	914	769	721

	$38,063	$36,149	$37,843

Segment operating income
United States and Canada	$5,474	$4,923	$6,500
Europe	1,275	1,158	1,423
Asia Pacific	620	430	386
Latin America and Other	217	161	175

	$7,586	$6,672	$8,484

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions, except per share amounts)

	2010	2009
Long-lived assets (5)
United States and Canada	$47,766	$43,570
Europe	5,090	3,708
Asia Pacific	1,828	1,805
Latin America and Other	237	188

	$54,921	$49,271

(1)	Identifiable assets include amounts associated with equity method investments. Equity method investments by segment are as follows:

	2010	2009
Media Networks	$2,103	$2,166
Studio Entertainment	2	2
Interactive Media	10	—
Corporate	8	5

	$2,123	$2,173

(2)	Goodwill and intangible assets by segment are as follows:

	2010	2009
Media Networks	$17,442	$17,438
Parks and Resorts	171	172
Studio Entertainment	6,416	5,032
Consumer Products	3,699	618
Interactive Media	1,323	650
Corporate	130	20

	$29,181	$23,930

(3)	Primarily fixed assets, deferred tax assets, cash and cash equivalents.
(4)	Advertising revenue includes amounts reported in Interactive Media.
(5)	Long-lived assets include total assets less current assets, financial investments and derivatives recorded in other non-current assets.

2 Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of The Walt Disney Company and its majority-owned and controlled subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. In December 1999, DVD Financing, Inc. (DFI), a subsidiary of Disney Vacation Development, Inc. and an indirect subsidiary of the Company, completed a receivable sale transaction that established a facility that permitted DFI to sell receivables arising from the sale of vacation club memberships on a periodic basis. In connection with this facility, DFI prepares separate financial statements, although its separate assets and liabilities are also consolidated in these financial statements. DFI’s ability to sell new receivables under this facility ended on December 4, 2008. (See Note 16 for further discussion of this facility)

Reporting Period

The Company’s fiscal year ends on the Saturday closest to September 30 and consists of fifty-two weeks with the exception that approximately every six years, we have a fifty-three week year. When a fifty-three week year occurs, the Company reports the additional week in the fourth quarter. Fiscal 2009 was a fifty-three week year beginning on September 28, 2008 and ending on October 3, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions, except per share amounts)

Reclassifications

Certain reclassifications have been made in the fiscal 2009 and fiscal 2008 financial statements and notes to conform to the fiscal 2010 presentation.

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

Revenues from advance theme park ticket sales are recognized when the tickets are used. For non-expiring, multi-day tickets, revenues are recognized over a three-year time period based on estimated usage, which is derived from historical usage patterns.

Revenues from the theatrical distribution of motion pictures are recognized when motion pictures are exhibited. Revenues from DVD and video game sales, net of anticipated returns and customer incentives, are recognized on the date that video units are made available for sale by retailers. Revenues from the licensing of feature films and television programming are recorded when the content is available for telecast by the licensee and when certain other conditions are met.

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

Allowance for doubtful accounts

The Company maintains an allowance for doubtful accounts to reserve for potentially uncollectible receivables. The allowance for doubtful accounts is estimated based on our analysis of trends in overall receivables aging, specific identification of certain receivables that are at risk of not being paid, past collection experience and current economic trends. In times of domestic or global economic turmoil, the Company’s estimates and judgments with respect to the collectability of its receivables are subject to greater uncertainty than in more stable periods.

Advertising Expense

Advertising costs are expensed as incurred. Advertising expense for fiscal 2010, 2009 and 2008 was $2.6 billion, $2.7 billion and $2.9 billion, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions, except per share amounts)

income/ (loss), respectively. All other equity securities are accounted for using either the cost method or the equity method.

The Company regularly reviews its investments to determine whether a decline in fair value below the cost basis is other than temporary. If the decline in fair value is determined to be other than temporary, the cost basis of the investment is written down to fair value.

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

Inventories

Inventory primarily includes vacation timeshare units, merchandise, materials, and supplies. Carrying amounts of vacation ownership units are recorded at the lower of cost or net realizable value. Carrying amounts of merchandise, materials, and supplies inventories are generally determined on a moving average cost basis and are recorded at the lower of cost or market.

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

Film and television production, participation and residual costs are expensed based on the ratio of the current period’s revenues to estimated remaining total revenues (Ultimate Revenues) for each production. For film productions, Ultimate Revenues include revenues that will be earned within ten years from the date of the initial theatrical release. For television network series, Ultimate Revenues include revenues that will be earned within ten years from delivery of the first episode, or if still in production, five years from delivery of the most recent episode, if later. For acquired film libraries, remaining revenues include amounts to be earned for up to twenty years from the date of acquisition. Costs of film and television productions are subject to regular recoverability assessments which compare the estimated fair values with the unamortized costs. The amount by which the unamortized costs of film and television productions exceed their estimated fair values is written off. Film development costs for projects that have been abandoned or have not been set for production within three years are generally written off.

The costs of television broadcast rights for acquired movies, series and other programs are expensed based on the number of times the program is expected to be aired or on a straight-line basis over the useful life, as appropriate. Rights costs for multi-year sports programming arrangements are amortized during the applicable seasons based on the estimated relative value of each season in the arrangement. The estimated values of each season are based on our projections of revenues over the contract period which include advertising revenues and an allocation of Affiliate Fees. If the contractual payments related to each season approximate each season’s relative value, we expense the related payment during the applicable season. Individual programs are written-off when there are no plans to air or sublicense the program.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions, except per share amounts)

The net realizable values of network television broadcast program licenses and rights are reviewed using a daypart methodology. A daypart is defined as an aggregation of programs broadcast during a particular time of day or programs of a similar type. The Company’s dayparts are daytime, late night, primetime, news, children, and sports (includes network and cable). The net realizable values of other cable programming assets are reviewed on an aggregated basis for each cable channel.

Internal-Use Software Costs

The Company expenses costs incurred in the preliminary project stage of developing or acquiring internal use software, such as research and feasibility studies, as well as costs incurred in the post-implementation/operational stage, such as maintenance and training. Capitalization of software development costs occurs only after the preliminary-project stage is complete, management authorizes the project, and it is probable that the project will be completed and the software will be used for the function intended. As of October 2, 2010 and October 3, 2009, capitalized software costs, net of accumulated depreciation, totaled $476 million and $595 million, respectively. The capitalized costs are amortized on a straight-line basis over the estimated useful life of the software, ranging from 3-10 years.

Software Product Development Costs

Software product development costs incurred prior to reaching technological feasibility are expensed. We have determined that technological feasibility of our video game software is generally not established until substantially all product development is complete.

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

Goodwill, Other Intangible Assets and Long-Lived Assets

The Company is required to test goodwill and other indefinite-lived intangible assets for impairment on an annual basis and if current events or circumstances require, on an interim basis. Goodwill is allocated to various reporting units, which are generally an operating segment or one reporting level below the operating segment. The Company compares the fair value of each reporting unit to its carrying amount to determine if there is potential goodwill impairment. If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than the carrying value of the goodwill.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions, except per share amounts)

The Company tests long-lived assets, including amortizable intangible assets, for impairment whenever events or changes in circumstances (triggering events) indicate that the carrying amount may not be recoverable. Once a triggering event has occurred, the impairment test employed is based on whether the intent is to hold the asset for continued use or to hold the asset for sale. The impairment test for assets held for use requires a comparison of cash flows expected to be generated over the useful life of an asset group against the carrying value of the asset group. An asset group is established by identifying the lowest level of cash flows generated by the group of assets that are largely independent of the cash flows of other assets and could include assets used across multiple businesses or segments. If the carrying value of the asset group exceeds the estimated undiscounted future cash flows, an impairment would be measured as the difference between the fair value of the group’s long-lived assets and its carrying value. The impairment is allocated to the long-lived assets of the group on a pro rata basis using the relative carrying amount, but only to the extent the carrying value of an asset is above its fair value. For assets held for sale, to the extent the carrying value is greater than the asset’s fair value less costs to sell, an impairment loss is recognized for the difference.

During the current year, the Company tested its goodwill and other intangible assets for impairment, and the impairment charges recorded were immaterial. During fiscal years 2009 and 2008, the Company recorded impairment charges of $142 million and $39 million, respectively, related to FCC radio licenses. During fiscal 2009, the Company also recorded a goodwill impairment charge totaling $29 million. The FCC radio license impairment charges reflected overall market declines in certain radio markets in which we operate. The FCC radio license and goodwill impairment charges, which were determined based on a discounted cash flow model, were recorded in “Restructuring and impairment charges” in the Consolidated Statements of Income.

Amortizable intangible assets are generally amortized on a straight-line basis over periods up to 40 years. The costs to periodically renew our intangible assets are expensed as incurred. The Company has determined that there are currently no legal, competitive, economic or other factors that materially limit the useful life of our FCC licenses and trademarks.

The Company expects its aggregate annual amortization expense for existing amortizable intangible assets for fiscal years 2011 through 2015 to be as follows:

2011	$151
2012	136
2013	111
2014	105
2015	104

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

The Company designates and assigns the financial instruments as hedges of forecasted transactions, specific assets or specific liabilities. When hedged assets or liabilities are sold or extinguished or the forecasted transactions being hedged are no longer expected to occur, the Company recognizes the gain or loss on the designated hedging instruments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions, except per share amounts)

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

In July 2006, the FASB issued guidance which clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The Company adopted this guidance on its income tax positions at the beginning of fiscal year 2008 which resulted in reductions of $148 million and $15 million to retained earnings and noncontrolling interests, respectively.

Earnings Per Share

The Company presents both basic and diluted earnings per share (EPS) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the year. Diluted EPS is based upon the weighted average number of common and common equivalent shares outstanding during the year which is calculated using the treasury-stock method for equity-based awards (Awards) and assumes conversion of the Company’s convertible senior notes which were redeemed during fiscal 2008 (see Note 12). Common equivalent shares are excluded from the computation in periods for which they have an anti-dilutive effect. Stock options for which the exercise price exceeds the average market price over the period are anti-dilutive and, accordingly, are excluded from the calculation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions, except per share amounts)

Reconciliations of income and the weighted average number of common and common equivalent shares outstanding for calculating diluted earnings per share from net income and Awards excluded from the diluted earnings per share calculation, as they were anti-dilutive, are as follows:

	2010	2009	2008
Net income	$4,313	$3,609	$4,729
Less: net income attributable to noncontrolling interests	(350)	(302)	(302)

Net income attributable to Disney	3,963	3,307	4,427
Interest expense on convertible senior notes (net of tax)	—	—	12

	$3,963	$3,307	$4,439

Weighted average number of common shares outstanding (basic)	1,915	1,856	1,890
Weighted average dilutive impact of equity-based compensations awards	33	19	34
Weighted average assumed conversion of convertible senior notes	—	—	24

Weighted average number of common and common equivalent shares outstanding (diluted)	1,948	1,875	1,948

Awards excluded from diluted earnings per share	37	145	70

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions, except per share amounts)

Business Combinations

In December 2007, the FASB issued guidance that establishes principles and requirements for determining how a company recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration, and certain acquired contingencies. The guidance on business combinations also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized. The Company adopted the provisions of this business combination guidance and applied the guidance prospectively at the beginning of fiscal year 2010.

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

Income Tax

In July 2006, the FASB issued guidance which clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The Company adopted the guidance on income taxes at the beginning of fiscal year 2008. Applying the guidance on income taxes to all tax positions upon adoption resulted in reductions of $148 million and $15 million to opening retained earnings and noncontrolling interests, respectively.

4 Acquisitions

Playdom

On August 27, 2010, the Company acquired Playdom, Inc. (Playdom), a company that develops online social games. This acquisition is designed to strengthen the Company’s digital gaming portfolio and provide access to a new customer base. Playdom shareholders will receive total consideration of approximately $563 million, subject to certain conditions and adjustments, of which approximately $125 million will be paid subject to vesting conditions and recognized as post-close compensation expense. Additional consideration of up to $200 million may be paid if Playdom achieves predefined revenues and earnings targets for calendar year 2012. The Company has recognized the fair value (determined by a probability weighting of the potential payouts) of the additional consideration as a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions, except per share amounts)

liability and subsequent fair value changes, measured quarterly, up to the ultimate amount paid, will be recognized in earnings.

The Company is in the process of finalizing the valuation of the assets acquired and liabilities assumed.

The Disney Store Japan

On March 31, 2010, the Company acquired all of the outstanding shares of Retail Networks Company Limited (The Disney Store Japan) in exchange for a $17 million note. At the time of the acquisition, The Disney Store Japan had a cash balance of $13 million. In connection with the acquisition, the Company recognized a $22 million non-cash gain from the deemed termination of the existing licensing arrangement. The gain is reported in “Other income” in the fiscal 2010 Consolidated Statement of Income.

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

The following table summarizes our allocation of the purchase price:

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

AETN / Lifetime

On September 15, 2009, the Company and the Hearst Corporation (Hearst) both contributed their 50% interests in Lifetime Entertainment Services LLC (Lifetime) to A&E Television Networks, LLC (AETN) in exchange for an increased interest in AETN. Prior to this transaction, the Company and Hearst each held 37.5% of AETN while

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions, except per share amounts)

NBC Universal (NBCU) held 25%. The Company accounted for the transaction as a sale of a portion of its interest in Lifetime which resulted in a $228 million non-cash pre-tax gain ($142 million after-tax) reflecting the difference between the Company’s carrying amount of the Lifetime interest sold and the fair value of the incremental AETN interest received. Following the transaction the Company’s ownership interest in the combined AETN/Lifetime is approximately 42%. Under the terms of the agreement, NBCU may elect or be required to exit the combined AETN/Lifetime over a period of up to 15 years, in which event the Company and Hearst would each own 50%. The Company accounts for its interest in the combined AETN/Lifetime as an equity method investment consistent with how it previously accounted for AETN and Lifetime.

Jetix Europe

In December 2008, the Company acquired an additional 26% interest in Jetix Europe N.V., a publicly traded pan-European kids’ entertainment company, for approximately $354 million (bringing our total ownership interest to over 99%). The Company intends to acquire the remaining outstanding shares through market purchases and other means.

UTV

On May 9, 2008, the Company acquired a 24% interest (bringing its undiluted interest to 37%) in UTV Software Communications Limited (UTV), a media company headquartered and publicly traded in India, for approximately $197 million. In accordance with Indian securities regulations, the Company was required to make an open tender offer to purchase up to an additional 23% of UTV’s publicly traded voting shares for a price equivalent to the May 9th, 2008 Indian rupee purchase price. In November 2008, the Company completed the open offer and acquired an incremental 23% of UTV’s voting shares for approximately $138 million bringing its undiluted interest to 60%. Due to the change in the exchange rate between the US dollar and the Indian rupee from May to November, the US dollar price per share was lower in November than in May. UTV’s founder has a four-year option which expires in November 2012 to buy all or a portion of the shares acquired by the Company during the open-offer period at a price no less than the Company’s open-offer price. If the trading price upon exercise of the option exceeds the price paid by the Company, then the option price is capped at the Company’s open-offer price plus a 10% annual return. The Company does not have the right to vote the shares subject to the option until the expiration of the option and accordingly the Company’s ownership interest in voting shares is 48%. In January 2010, UTV issued additional shares in exchange for the outstanding noncontrolling interest of one of its subsidiaries diluting the Company’s direct interest in UTV to 50% (39% voting interest) while increasing the Company’s indirect interest in the subsidiary. In addition to the acquisition of UTV, on August 5, 2008, the Company invested $28 million in a UTV subsidiary, UTV Global Broadcasting Limited (along with UTV, the “UTV Group”). The Company’s investment in the UTV Group is accounted for under the equity method.

In fiscal 2009, the Company wrote down its investment in UTV to fair value and recorded non-cash impairment charges totaling $65 million. The fair value of the Company’s investment in UTV was estimated based on the Company’s internal valuation of the UTV business using an income approach (discounted cash flow model). The Company believes the principal market for its long-term strategic investment in UTV would be a privately negotiated transaction with another strategic investor and that the participants in this market would value this investment using the income approach. Accordingly, the income approach provided the most appropriate indicator of fair value of the Company’s investment in UTV rather than the price of individual shares traded on Indian stock exchanges. The value of the Company’s investment in the UTV Group based on the current trading price exceeds the book value of $253 million at October 2, 2010 by approximately 5%.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions, except per share amounts)

Goodwill

The changes in the carrying amount of goodwill for the years ended October 2, 2010 and October 3, 2009 are as follows:

	Media Networks	Parks and Resorts	Studio Entertainment	Consumer Products	Interactive Media	Total
Goodwill	$15,500	$172	$4,751	$423	$619	$21,465
Accumulated impairments	—	—	—	—	—	—

Balance at September 27, 2008	$15,500	172	4,751	423	619	21,465
Acquisitions	258	—	—	—	20	278
Impairments	—	—	—	—	(29)	(29)
Other, net	(14)	—	(14)	(1)	(2)	(31)

Balance at October 3, 2009	$15,744	$172	$4,737	$422	$608	$21,683

Goodwill	$15,744	$172	$4,737	$422	$637	$21,712
Accumulated impairments	—	—	—	—	(29)	(29)

Balance at October 3, 2009	15,744	172	4,737	422	608	21,683
Acquisitions	—	—	781	1,394	511	2,686
Dispositions	(3)	—	—	(9)	—	(12)
Other, net (1)	(4)	(1)	(250)	(2)	—	(257)

Balance at October 2, 2010	$15,737	$171	$5,268	$1,805	$1,119	$24,100

(1)	The amount for Studio Entertainment includes a reclassification of $232 million for Miramax goodwill to “Other Assets” in the fiscal 2010 Consolidated Balance Sheet. See Note 5.

5 Dispositions and Other Income (Expense)

Miramax

On July 29, 2010, the Company entered into an agreement to sell the majority of the assets of the Miramax business (Miramax) for $663 million, subject to closing conditions and adjustments. The Miramax assets along with $232 million of allocable goodwill have been classified as held for sale and reported in “Other Assets” in the fiscal 2010 Consolidated Balance Sheet. The transaction is expected to close by the end of calendar 2010.

Other Dispositions

The following dispositions occurred during fiscal 2010, 2009 and 2008:

•	On May 12, 2010, the Company sold the rights and assets related to the Power Rangers property for $65 million, resulting in a pre-tax gain of $43 million

•	On January 27, 2010, the Company sold its investment in a pay television service in Europe for $78 million, resulting in a pre-tax gain of $48 million

•	On November 25, 2009, the Company sold its investment in a television service in Europe for $37 million, resulting in a pre-tax gain of $27 million

•	On December 22, 2008, the Company sold its investment in two pay television services in Latin America, for approximately $185 million, resulting in a pre-tax gain of $114 million

•	The movies.com business was sold for $17 million on June 18, 2008, resulting in a pre-tax gain of $14 million.

These gains are reported in “Other income (expense)” in the Consolidated Statements of Income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions, except per share amounts)

Other income (expense)

Other income (expense) is as follows:

	2010	2009	2008
Gain on sales of investments in television services in Europe	$75	$—	$—
Gain on sale of Power Rangers property	43	—	—
Gain related to the acquisition of The Disney Store Japan	22
Gain on Lifetime/AETN transaction	—	228	—
Gain on sale of investment in two pay television services in Latin America	—	114	—
Gain related to the acquisition of The Disney Store North America	—	—	18
Gain on sale of movies.com	—	—	14
Bad debt charge for Lehman Brothers receivable	—	—	(91)

Other income (expense)	$140	$342	$(59)

6 Investments

Investments consist of the following:

	October 2, 2010	October 3, 2009
Investments, equity basis(1)	$2,123	$2,173
Investments, other	354	341
Investment in aircraft leveraged leases	36	40

	$2,513	$2,554

(1)	Equity investments consist of investments in companies over which the Company has significant influence but not the majority of the equity or risks and rewards.

Investments, Equity Basis

A summary of combined financial information for equity investments, which primarily includes cable investments such as AETN/Lifetime, is as follows:

	2010	2009	2008
Results of Operations:
Revenues	$5,148	$4,656	$4,981

Net Income	$1,166	$1,346	$1,455

	October 2, 2010	October 3, 2009	September 27, 2008
Balance Sheet
Current assets	$3,055	$2,928	$3,230
Non-current assets	5,643	5,561	1,653

	$8,698	$8,489	$4,883

Current liabilities	$1,504	$1,369	$1,403
Non-current liabilities	1,039	1,002	1,191
Shareholders’ equity	6,155	6,118	2,289

	$8,698	$8,489	$4,883

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions, except per share amounts)

Investments, Other

As of October 2, 2010 and October 3, 2009, the Company held $79 million and $78 million, respectively, of securities classified as available-for-sale and $275 million and $263 million, respectively, of non-publicly traded cost-method investments.

In 2010, 2009 and 2008, the Company had no significant gains or losses on available-for-sale securities.

In 2010, 2009 and 2008, the Company recorded non-cash charges of $26 million, $86 million (principally related to our investment in UTV Group) and $26 million, respectively, to reflect other-than-temporary losses in value of certain investments.

7 Euro Disney and Hong Kong Disneyland

The Company has a 51% effective ownership interest in the operations of Euro Disney and a 47% ownership interest in the operations of Hong Kong Disneyland, both of which are consolidated in the Company’s financial statements.

The following table presents summarized balance sheet information for the Company as of October 2, 2010, reflecting the impact of consolidating the balance sheets of Euro Disney and Hong Kong Disneyland.

	Before Euro Disney and Hong Kong Disneyland Consolidation	Euro Disney, Hong Kong Disneyland and Adjustments	Total
Cash and cash equivalents	$2,065	$657	$2,722
Other current assets	9,264	239	9,503

Total current assets	11,329	896	12,225
Investments	3,581	(1,068)	2,513
Fixed assets	13,610	4,196	17,806
Other assets	36,564	98	36,662

Total assets	$65,084	$4,122	$69,206

Current portion of borrowings	$2,182	$168	$2,350
Other current liabilities	8,069	581	8,650

Total current liabilities	10,251	749	11,000
Borrowings	7,712	2,418	10,130
Deferred income taxes and other long-term liabilities	8,582	152	8,734
Equity	38,539	803	39,342

Total liabilities and equity	$65,084	$4,122	$69,206

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions, except per share amounts)

The following table presents summarized income statement information of the Company for the year ended October 2, 2010, reflecting the impact of consolidating the income statements of Euro Disney and Hong Kong Disneyland.

	Before Euro Disney and Hong Kong Disneyland Consolidation (1)	Euro Disney, Hong Kong Disneyland and Adjustments	Total
Revenues	$36,010	$2,053	$38,063
Cost and expenses	(29,333)	(2,004)	(31,337)
Restructuring and impairment charges	(270)	—	(270)
Other expense	140	—	140
Net interest expense	(299)	(110)	(409)
Equity in the income of investees	409	31	440

Income (loss) before income taxes	6,657	(30)	6,627
Income taxes	(2,298)	(16)	(2,314)

Net income	$4,359	$(46)	$4,313

(1)

These amounts include Euro Disney and Hong Kong Disneyland under the equity method of accounting. As such, royalty and management fee income from these operations is included in Revenues and our share of their net income/(loss) is included in Equity in the income of investees.

The following table presents summarized cash flow statement information of the Company for the year ended October 2, 2010, reflecting the impact of consolidating the cash flow statements of Euro Disney and Hong Kong Disneyland.

	Before Euro Disney and Hong Kong Disneyland Consolidation	Euro Disney, Hong Kong Disneyland and Adjustments	Total
Cash provided by operations	$6,166	$412	$6,578
Investments in parks, resorts, and other property	(1,872)	(238)	(2,110)
Other investing activities	(2,442)	29	(2,413)
Cash used in financing activities	(2,598)	(152)	(2,750)

Increase/(decrease) in cash and cash equivalents	(746)	51	(695)
Cash and cash equivalents, beginning of year	2,811	606	3,417

Cash and cash equivalents, end of year	$2,065	$657	$2,722

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

•

Royalties and management fees for fiscal 2007 through fiscal 2014, of up to €25 million per year, are subject to conditional deferral and conversion into subordinated long-term borrowings if operating results do not achieve specified levels. Royalties and management fees for fiscal 2008 and 2007, subject to conditional deferral, were not deferred and have been paid. Royalties and management fees for fiscal 2009, subject to conditional deferral, have been deferred and converted into subordinated long-term borrowings. Based on

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions, except per share amounts)

operating results and subject to third-party confirmation, the Company will defer €25 million of royalties and management fees subject to conditional deferral for fiscal 2010

Certain indirect, wholly-owned subsidiaries of The Walt Disney Company have liability as current or former general partners of Disney S.C.A. In addition to their equity interest in Disney S.C.A., certain of these subsidiaries of the Company have been capitalized with interest-bearing demand notes with an aggregate face value of €200 million. In addition, interest of €38 million has accrued on the notes from the date of issuance and has been added to the amount owed.

Hong Kong Disneyland capital realignment

In July 2009, the Company entered into a capital realignment and expansion plan for Hong Kong Disneyland (HKDL) with the Government of the Hong Kong Special Administrative Region (HKSAR), Hong Kong Disneyland’s majority shareholder. Key provisions of the plan include:

•

The Company converted its $354 million term and revolving credit facility loan to HKDL into equity during fiscal 2009. This was accompanied by conversion of an equal amount of the HKSAR loan to HKDL into equity

•

The Company would make approximately $0.45 billion of equity contributions over approximately five years to fund an expansion of HKDL and other financial needs during this period. The actual amount of equity contributions by the Company may differ depending on the actual final cost of the expansion and operating results of HKDL during the relevant timeframe. The HKSAR will convert an additional amount of its loan to HKDL equal to these contributions into equity, subject to a maximum conversion amount that would leave approximately $128 million (HK $1.0 billion) of the HKSAR loan to HKDL outstanding. At October 2, 2010, the HKSAR loan to HKDL was $473 million. During fiscal 2010 and 2009, the Company made equity contributions totaling $66 million and $40 million, respectively.

As a result of the above arrangement, the Company’s interest in HKDL has increased from 43% to 47% and is projected to increase to approximately 48% although the Company’s ending ownership will depend on the aggregate amount of equity contributions made by the Company pursuant to the expansion plan.

8 Film and Television Costs

Film and Television costs are as follows:

	October 2, 2010	October 3, 2009
Theatrical film costs
Released, less amortization	$1,551	$1,513
Completed, not released	290	379
In-process	1,325	1,516
In development or pre-production	138	136

	3,304	3,544

Television costs
Released, less amortization	790	824
Completed, not released	164	204
In-process	153	129
In development or pre-production	6	17

	1,113	1,174

Television broadcast rights	1,034	1,038

	5,451	5,756
Less current portion	678	631

Non-current portion	$4,773	$5,125

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions, except per share amounts)

Based on management’s total gross revenue estimates as of October 2, 2010, approximately 82% of unamortized film and television costs for released productions (excluding amounts allocated to acquired film and television libraries) is expected to be amortized during the next three years. Approximately $694 million of accrued participation and residual liabilities will be paid in fiscal year 2011. The Company expects to amortize, based on current estimates, approximately $1.4 billion in capitalized film and television production costs during fiscal 2011.

At October 2, 2010, acquired film and television libraries have remaining unamortized costs of $287 million, which are generally amortized straight-line over a weighted-average remaining period of approximately 10 years.

9 Borrowings

The Company’s borrowings at October 2, 2010 and October 3, 2009, including the impact of interest rate swaps designated as hedges, are summarized below:

			2010
				Interest rate and Cross-Currency Swaps (2)
	2010	2009	Stated Interest Rate (1)	Pay Floating	Pay Fixed	Effective Interest Rate (3)	Swap Maturities
Commercial paper borrowings	$1,190	$—	0.23%	$—	$—	0.23%
U.S. medium-term notes	6,815	7,618	5.71%	1,350	—	4.47%	2011-2018
European medium-term notes	273	347	2.15%	273	—	0.78%	2011-2013
Other foreign currency denominated debt	965	904	0.91%	965	—	0.71%	2013
Capital Cities/ABC debt	115	116	8.75%	—	—	6.06%
Film financing	—	350	—	—	—	—
Other(4)	536	498	—	—	—	—

	9,894	9,833	4.21%	2,588	—	3.27%
Euro Disney (ED) and Hong Kong Disneyland (HKDL):
ED – CDC loans	1,417	1,480	5.04%	—	—	5.12%
ED – Credit facilities & other	228	362	3.89%	—	—	5.74%
ED – Other advances	468	502	3.02%	—	—	3.10%
HKDL – Borrowings	473	524	3.34%	—	—	3.19%

	2,586	2,868	4.25%	—	—	4.45%

Total borrowings	12,480	12,701	4.22%	2,588	—	3.51%

Less current portion	2,350	1,206	2.01%	439	—	1.32%

Total long-term borrowings	$10,130	$11,495		$2,149	$—

(1)

The stated interest rate represents the weighted-average coupon rate for each category of borrowings. For floating rate borrowings, interest rates are based upon the rates at October 2, 2010; these rates are not necessarily an indication of future interest rates.

(2)	Amounts represent notional values of interest rate and cross-currency swaps as of October 2, 2010
(3)

The effective interest rate includes the impact of existing and terminated interest rate and cross-currency swaps on the stated rate of interest and reflects the estimated market interest rate for certain Euro Disney borrowings as of the time that they were modified during the 2005 Financial Restructuring. Other adjustments to the stated interest rate such as purchase accounting adjustments and debt issuance costs did not have a material impact on the overall effective interest rate.

(4)	Includes market value adjustments for debt with qualifying hedges totaling $315 million and $291 million at October 2, 2010 and October 3, 2009, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions, except per share amounts)

Commercial Paper

At October 2, 2010, the Company had $1.2 billion of commercial paper debt outstanding and two bank facilities totaling $4.5 billion to support the commercial paper borrowings. One of the facilities is scheduled to expire in February 2011 and the other in February 2013. These bank facilities allow for borrowings at LIBOR-based rates plus a spread, which depends on the Company’s public debt rating and can range from 0.18% to 4.5%. The Company also has the ability to issue up to $800 million of letters of credit under the facility expiring in 2011, which if utilized, reduces available borrowing under this facility. As of October 2, 2010, $225 million of letters of credit had been issued under this facility. The Company’s bank facilities contain only one financial covenant, relating to interest coverage, which the Company met on October 2, 2010 by a significant margin. The Company’s bank facilities also specifically exclude certain entities, including Euro Disney and Hong Kong Disneyland, from any representations, covenants, or events of default.

Shelf Registration Statement

At October 2, 2010, the Company had a shelf registration statement which allows the Company to issue various types of debt instruments, such as fixed or floating rate notes, U.S. dollar or foreign currency denominated notes, redeemable notes, global notes, and dual currency or other indexed notes. Issuances under the shelf registration will require the filing of a prospectus supplement identifying the amount and terms of the securities to be issued. Our ability to issue debt is subject to market conditions and other factors impacting our borrowing capacity.

U.S. Medium-Term Note Program

At October 2, 2010, the total debt outstanding under U.S. medium-term note programs was $6.8 billion. The maturities of current outstanding borrowings range from 1 to 83 years and stated interest rates range from 0% to 7.55%.

European Medium-Term Note Program

At October 2, 2010, the Company had a European medium-term note program for the issuance of various types of debt instruments such as fixed or floating rate notes, U.S. dollar or foreign currency denominated notes, redeemable notes and index linked or dual currency notes. The size of the program is $4.0 billion. The remaining capacity under the program is $3.7 billion, subject to market conditions and other factors impacting our borrowing capacity. The remaining capacity under the program replenishes as outstanding debt under the program matures. At October 2, 2010, the total debt outstanding under the program was $273 million. The maturities of outstanding borrowings range from 1 to 3 years, and stated interest rates range from 0.72% to 4.90%. The Company has outstanding borrowings under the program denominated in U.S. dollars and Japanese Yen (JPY).

Other Foreign Currency Denominated Debt

In connection with the acquisition of Club Penguin Entertainment, Inc. in July 2007, the Company executed a credit agreement denominated in Canadian dollars (CAD) and borrowed CAD328 million ($319 million at October 2, 2010 exchange rates). The loan bears interest at CAD LIBOR plus 0.225% (1.46% at October 2, 2010) and matures in 2013.

In July 2008, the Company executed a loan agreement denominated in JPY and borrowed JPY54 billion ($647 million at October 2, 2010 exchange rates). The loan bears interest at Japanese LIBOR plus 0.42% (0.64% at October 2, 2010) and matures in 2013.

Capital Cities/ABC Debt

In connection with the Capital Cities/ABC, Inc. acquisition in 1996, the Company assumed various debt previously issued by Capital Cities/ABC, Inc. At October 2, 2010, the outstanding balance was $115 million, matures in 2021 and has a stated interest rate of 8.75%.

Film Financing

In August 2005, the Company entered into a film financing arrangement with a group of investors to fund up to approximately $500 million for 40% of the production and marketing costs of a slate of up to thirty-two live-action films, in return for approximately 40% of the future net cash flows generated by these films. By entering into this transaction, the Company was able to share the risks and rewards of the performance of its live-action film production and distribution activity with outside investors. The cumulative investment in the slate by the investors, net of the cash flows generated by the slate that are returned to the investors, is classified as borrowings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions, except per share amounts)

Interest expense recognized from these borrowings is variable and is determined using the effective interest method based on the projected profitability of the film slate.

The last film of the slate was completed in fiscal 2009. During fiscal 2010, the Company purchased the investors’ remaining interest in the slate. As of October 2, 2010, there were no outstanding borrowings under this arrangement.

Euro Disney Borrowings

	October 2, 2010	October 3, 2009
CDC senior debt	$326	$349
CDC subordinated debt – original and 1994 financing	373	400
CDC subordinated debt – Walt Disney Studios Park financing	718	731

CDC loans	1,417	1,480
Credit facilities and other	228	362
Other advances	468	502

	$2,113	$2,344

Euro Disney — Caisse des Dépôts et Consignations (CDC) loans. Pursuant to Euro Disney’s original financing and the terms of a 1994 financial restructuring, Euro Disney borrowed funds from the CDC, a French state bank. As of October 2, 2010, these borrowings consisted of approximately €239 million ($326 million at October 2, 2010 exchange rates) of senior debt and €274 million ($373 million at October 2, 2010 exchange rates) of subordinated debt. The senior debt is collateralized primarily by the Disneyland Park, certain hotels, and land assets of Disneyland Paris with a net book value of approximately €1.2 billion ($1.6 billion at October 2, 2010 exchange rates), whereas the subordinated debt is unsecured. Interest on the senior and subordinated debt is payable semiannually. Of these CDC loans, €470 million ($640 million at October 2, 2010 exchange rates) bear interest at a fixed rate of 5.15%. The remaining CDC loans of €43 million ($58 million at October 2, 2010 exchange rates) bear interest at a fixed rate of 6.15%. The loans mature from fiscal year 2011 to fiscal year 2024.

Euro Disney also executed a credit agreement with the CDC to finance a portion of the construction costs of Walt Disney Studios Park. As of October 2, 2010, approximately €527 million ($718 million at October 2, 2010 exchange rates) of subordinated loans were outstanding under this agreement. The loans bear interest at a fixed rate of 5.15% per annum. The loans mature between fiscal years 2015 and 2028.

Pursuant to the 2005 Financial Restructuring, the CDC agreed to conditionally defer and convert to subordinated long-term borrowings, if operating results do not achieve specified levels, interest payments up to a maximum amount of €20 million ($28 million at October 2, 2010 exchange rates) per year for fiscal year 2005 through fiscal year 2012 and €23 million ($31 million at October 2, 2010 exchange rates) for each of the fiscal years 2013 and 2014. Euro Disney has deferred €20 million of interest originally payable for each of fiscal year 2005 and 2006 as well as €7 million of accrued interest on these amounts (collectively €47 million). Euro Disney did not defer any CDC interest for fiscal years 2007 and 2008. Euro Disney deferred €20 million ($28 million at October 2, 2010 exchange rates) of interest related to fiscal 2009, deferred €15 million ($21 million at October 2, 2010 exchange rates) of interest related to fiscal 2010, and will defer the remaining €5 million ($7 million at October 2, 2010 exchange rates) related to fiscal 2010 in the first quarter of fiscal 2011. The interest deferral related to fiscal 2010 is subject to third party confirmation of Euro Disney’s operating results.

Euro Disney — Credit facilities and other. Pursuant to Euro Disney’s original financing with a syndicate of international banks and the terms of a 1994 financial restructuring, Euro Disney borrowed funds which are collateralized primarily by the Disneyland Park, the hotels, and land assets of Disneyland Paris with a net book value of approximately €1.2 billion ($1.6 billion at October 2, 2010 exchange rates). At October 2, 2010, the total

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions, except per share amounts)

balance outstanding was €167 million ($228 million at October 2, 2010 exchange rates). The loans mature between fiscal years 2011 and 2013 and bear interest at a rate of EURIBOR plus 3% (3.89% at October 2, 2010).

Euro Disney — Other advances. Advances of €331 million ($451 million at October 2, 2010 exchange rates) are collateralized by certain hotel assets and bear interest at a fixed rate of 3.0%. The remaining advances of €12 million ($17 million at October 2, 2010 exchange rates) are collateralized by certain hotel assets and bear interest at EURIBOR plus 3% (3.89% at October 2, 2010). The advances are expected to mature between fiscal years 2011 and 2017.

Euro Disney has covenants under its debt agreements that limit its investment and financing activities and require it to meet certain annual financial performance covenants. Subject to final third-party review as provided in its debt agreements, Euro Disney has complied with its financial performance covenants for fiscal year 2010.

Hong Kong Disneyland — Borrowings. Hong Kong Disneyland has an unsecured loan facility of HK$3.7 billion ($473 million at October 2, 2010 exchange rates) from the HKSAR that is scheduled to mature on dates through September 12, 2030. The interest rate on this loan is subject to biannual revisions, but is capped at an annual rate of 6.75% (until March 12, 2014), 7.625% (until March 12, 2022) and 8.50% (until September 12, 2030). As of October 2, 2010, the rate on the loans was 3.34%.

Hong Kong Disneyland Capital Realignment Plan

In July 2009, the Company entered into a capital realignment and expansion plan (the Plan) for Hong Kong Disneyland with the HKSAR. See Note 7 for further details of the Plan.

Total borrowings excluding market value adjustments, have the following scheduled maturities:

	Before Euro Disney and Hong Kong Disneyland Consolidation	Euro Disney and Hong Kong Disneyland	Total
2011	$2,165	$167	$2,332
2012	1,288	208	1,496
2013	1,813	182	1,995
2014	1,467	51	1,518
2015	68	132	200
Thereafter	2,778	1,846	4,624

	$9,579	$2,586	$12,165

The Company capitalizes interest on assets constructed for its parks, resorts, and other property and on theatrical productions. In 2010, 2009 and 2008, total interest capitalized was $82 million, $57 million, and $62 million, respectively. Interest expense, net of capitalized interest, for 2010, 2009 and 2008 was $456 million, $588 million and $712 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions, except per share amounts)

10 Income Taxes

	2010	2009	2008
Income Before Income Taxes
Domestic (including U.S. exports)	$6,074	$5,472	$6,692
Foreign subsidiaries	553	186	710

	$6,627	$5,658	$7,402

Income Tax Expense / (Benefit)
Current
Federal	$1,530	$1,278	$2,072
State	236	195	366
Foreign	432	312	362

	2,198	1,785	2,800

Deferred
Federal	307	296	(95)
State	(191)	(32)	(32)

	116	264	(127)

	$2,314	$2,049	$2,673

	October 2, 2010	October 3, 2009
Components of Deferred Tax Assets and Liabilities
Deferred tax assets
Accrued liabilities	$(2,270)	$(2,083)
Foreign subsidiaries	(553)	(626)
Equity-based compensation	(379)	(409)
Noncontrolling interest net operating losses	(375)	(328)
Other	(290)	(122)

Total deferred tax assets	(3,867)	(3,568)

Deferred tax liabilities
Depreciable, amortizable and other property	4,510	3,238
Licensing revenues	328	373
Leveraged leases	49	49
Other	189	199

Total deferred tax liabilities	5,076	3,859

Net deferred tax liability before valuation allowance	1,209	291
Valuation allowance	404	388

Net deferred tax liability	$1,613	$679

The valuation allowance principally relates to a $375 million deferred tax asset for the noncontrolling interest share of operating losses at Euro Disney. The ultimate utilization of the noncontrolling interest share of the net operating losses, which have an indefinite carryforward period, would not have an impact on the Company's net income attributable to Disney as any income tax benefit would be offset by a charge to noncontrolling interest in the income statement.

As of October 2, 2010, the Company had undistributed earnings of foreign subsidiaries of approximately $167 million for which deferred taxes have not been provided. The Company intends to reinvest these earnings for the foreseeable future. If these amounts were distributed to the United States, in the form of dividends or otherwise, the Company would be subject to additional U.S. income taxes. Assuming the permanently reinvested foreign earnings were repatriated under laws and rates applicable at 2010 fiscal year end, the incremental U.S. tax applicable to the earnings would be approximately $16 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions, except per share amounts)

A reconciliation of the effective income tax rate to the federal rate is as follows:

	2010	2009	2008
Federal income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	2.6	2.6	3.0
Domestic production activity deduction	(1.7)	(1.8)	(1.3)
Other, including tax reserves and related interest	(1.0)	0.4	(0.6)

	34.9%	36.2%	36.1%

The American Jobs Creation Act of 2004 made a number of changes to the income tax laws including the creation of a deduction for qualifying domestic production activities. The deduction equals three percent of qualifying net income for fiscal 2007, six percent for fiscal 2008 through 2010, and nine percent for fiscal 2011 and thereafter. Our tax provisions for fiscal years 2010, 2009, and 2008 reflect benefits of $111 million, $100 million and $97 million, respectively, resulting from this deduction.

The Company adopted new accounting guidance for income taxes at the beginning of fiscal year 2008. See Note 2 for the impact of adopting this guidance.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, excluding the related accrual for interest, is as follows:

	2010	2009
Balance at the beginning of the year	$686	$655
Increases for current year tax positions	58	63
Increases for prior year tax positions	141	17
Decreases in prior year tax positions	(192)	(7)
Settlements with taxing authorities	(13)	(42)

Balance at the end of the year	$680	$686

The year end 2010 and 2009 balances include $473 million and $367 million, respectively, that if recognized, would reduce our income tax expense and effective tax rate. These amounts are net of the offsetting benefits from other tax jurisdictions.

As of year end 2010 and 2009, the Company had $163 million and $142 million, respectively, in accrued interest related to unrecognized tax benefits. During 2010 and 2009, the Company accrued additional interest of $28 million and $27 million, respectively, and recorded reductions in accrued interest of $7 million and $12 million, respectively, as a result of audit settlements and other prior-year adjustments. The Company’s policy is to report interest and penalties as a component of income tax expense.

During the current year, the Company resolved various refund claims and other matters with tax authorities. The Company is also subject to U.S. federal, state and local and foreign tax audits. The Company is no longer subject to examination in any of its major state or foreign tax jurisdictions for years prior to 2003.

In the next twelve months, it is reasonably possible that our unrecognized tax benefits could change due to the resolution of tax matters, including payments on the tax matters discussed above. These resolutions and payments could reduce our unrecognized tax benefits by $44 million.

In fiscal 2010, income tax benefits attributable to equity-based compensation transactions exceeded the amounts recorded based on grant date fair value. Accordingly, $61 million was credited to shareholders’ equity. In fiscal year 2009, income tax benefits attributable to equity-based compensation transactions were less than the amounts recorded at grant date and a shortfall of $26 million was charged to shareholder’s equity. In fiscal year 2008,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions, except per share amounts)

income tax benefits attributable to equity-based compensation transactions exceeded amounts recorded at grant date and accordingly $45 million was credited to shareholders’ equity.

11 Pension and Other Benefit Programs

The Company maintains pension and postretirement medical benefit plans covering most of its employees not covered by union or industry-wide plans. Employees generally hired after January 1, 1994 and employees generally hired after January 1, 1987 for certain of our media businesses are not eligible for postretirement medical benefits. With respect to its defined benefit pension plans, the Company’s policy is to fund, at a minimum, the amount necessary on an actuarial basis to provide for benefits in accordance with the requirements of the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006 (PPA). Pension benefits are generally based on years of service and/or compensation.

The following chart summarizes the benefit obligations, assets, funded status and balance sheet impacts associated with the pension and postretirement medical benefit plans based upon the actuarial valuations prepared as of October 2, 2010 and October 3, 2009.

	Pension Plans		Postretirement Medical Plans
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Projected benefit obligations
Beginning obligations	$(6,992)	$(5,249)	$(1,227)	$(1,030)
Adoption of new measurement date	—	452	—	102
Service cost	(263)	(164)	(21)	(17)
Interest cost	(396)	(363)	(70)	(71)
Actuarial (loss) / gain	(641)	(1,835)	7	(235)
Plan amendments and other	16	(8)	—	—
Benefits paid	192	175	31	24

Ending obligations	$(8,084)	$(6,992)	$(1,280)	$(1,227)

Fair value of plans' assets
Beginning fair value	$4,833	$4,955	$297	$351
Adoption of new measurement date	—	(420)	—	(33)
Actual return on plan assets	649	25	34	(9)
Contributions	421	468	12	12
Benefits paid	(192)	(175)	(31)	(24)
Expenses	(27)	(20)	(1)	—

Ending fair value	$5,684	$4,833	$311	$297

Underfunded status of the plans	$(2,400)	$(2,159)	$(969)	$(930)

Amounts recognized in the balance sheet
Non-current assets	$40	$8	$—	$—
Current liabilities	(17)	(14)	(14)	(14)
Non-current liabilities	(2,423)	(2,153)	(955)	(916)

	$(2,400)	$(2,159)	$(969)	$(930)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions, except per share amounts)

The components of net periodic benefit cost and key assumptions are as follows:

	Pension Plans			Postretirement Medical Plans
	2010	2009	2008	2010	2009	2008
Service costs	$263	$164	$187	$21	$17	$22
Interest costs	396	363	325	70	71	63
Expected return on plan assets	(415)	(370)	(356)	(26)	(26)	(25)
Amortization of prior year service costs	14	14	13	(2)	(2)	(1)
Recognized net actuarial (gain)/loss	154	(9)	25	7	(8)	2

Net periodic benefit cost	$412	$162	$194	$70	$52	$61

Assumptions:
Discount rate	5.25%	5.75%	7.00%	5.25%	5.75%	7.00%
Rate of return on plan assets	7.75%	7.75%	7.50%	7.75%	7.75%	7.50%
Salary increases	4.00%	4.50%	5.00%	n/a	n/a	n/a
Year 1 increase in cost of benefits	n/a	n/a	n/a	8.25%	8.50%	9.00%
Rate of increase to which the cost of benefits is assumed to decline (the ultimate trend rate)	n/a	n/a	n/a	4.75%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	n/a	n/a	n/a	2022	2019	2016

Net periodic benefit cost is based on assumptions determined at the prior-year end measurement date.

Accumulated other comprehensive loss, before tax, as of October 2, 2010 consists of the following amounts that have not yet been recognized in net periodic benefit cost:

	Pension Plans	Postretirement Medical Plans	Total
Unrecognized prior service credit / (cost)	$(60)	$9	$(51)
Unrecognized net actuarial loss	(2,788)	(159)	(2,947)

Total amounts included in accumulated other comprehensive loss	(2,848)	(150)	(2,998)
Prepaid / (accrued) pension cost	448	(819)	(371)

Net balance sheet liability	$(2,400)	$(969)	$(3,369)

Amounts included in accumulated other comprehensive loss, before tax, as of October 2, 2010 that are expected to be recognized as components of net periodic benefit cost during fiscal 2011 are:

	Pension Plans	Postretirement Medical Plans	Total
Prior service credit / (cost)	$(14)	$2	$(12)
Net actuarial loss	(228)	(9)	(237)

Total	$(242)	$(7)	$(249)

Plan Funded Status

At October 2, 2010, the Company had pension plans with accumulated benefit obligations exceeding the fair value of plan assets. The projected benefit obligation, accumulated benefit obligation and aggregate fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $7.3 billion, $6.8 billion and $4.9 billion, respectively, as of October 2, 2010 and $6.3 billion, $5.7 billion and $4.1 billion as of October 3, 2009, respectively.

For pension plans with projected benefit obligations in excess of plan assets, the projected benefit obligation and aggregate fair value of plan assets were $7.3 billion and $4.9 billion, respectively, as of October 2, 2010 and $6.3 billion and $4.2 billion as of October 3, 2009, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions, except per share amounts)

The Company’s total accumulated pension benefit obligations at October 2, 2010 and October 3, 2009 were $7.5 billion and $6.4 billion, respectively, of which 97% for both years was vested.

The accumulated postretirement medical benefit obligations and fair value of plan assets for postretirement medical plans with accumulated postretirement medical benefit obligations in excess of plan assets were $1.3 billion and $311 million, respectively, at October 2, 2010 and $1.2 billion and $297 million, respectively, at October 3, 2009.

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

Asset Class	Minimum	Maximum
Equity investments
Small cap	0%	20%
Mid/Large cap	15%	35%
International	0%	20%
Total equity investments	40%	60%

Fixed income investments	25%	45%

Alternative investments
Diversified	3%	15%
Distressed	3%	15%
Private equity/Venture capital	3%	10%
Real estate	3%	15%
Total alternative investments	10%	30%

Cash	0%	5%

The primary investment objective for the assets within the master trust is to prudently and cost effectively manage assets to fulfill benefit obligations to plan participants. Financial risks are managed through diversification of plan assets, selection of investment managers and through the investment guidelines incorporated into investment management agreements. Assets are monitored to ensure that investment returns are commensurate with risks taken.

The long-term asset allocation policy for the master trust was established taking into consideration a variety of factors that include, but are not limited to, the average age of participants, the number of retirees, the duration of liabilities and the expected payout ratio. Liquidity needs of the master trust are generally managed using cash generated by investments or by liquidating securities.

Assets are generally managed by external investment managers and we have investment management agreements with respect to securities in the master trust. These agreements include account guidelines that establish permitted securities and risk controls commensurate with the account’s investment strategy. Some agreements permit the use of derivative securities (futures, options, interest rate swaps, credit default swaps) that enable investment managers to enhance returns and manage exposures within their accounts. Investment managers are prohibited from using derivatives to leverage returns.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions, except per share amounts)

The Company’s defined benefit plans asset mix (including assets held outside of the master trust) at each fiscal year end is as follows:

Asset Class	2010	2009
Equities:
Small cap	5%	4%
Mid cap	4%	6%
Large cap	17%	20%
International	18%	13%
Fixed income:
Corporate bonds	10%	12%
Government and federal agency bonds and notes	20%	18%
Mortgage and asset-backed securities	3%	4%
Alternatives investments:
Diversified	9%	8%
Distressed	3%	2%
Private equity	6%	5%
Venture capital	1%	1%
Real estate	3%	3%
Cash	1%	4%

Total	100%	100%

(1)	Large cap domestic equities include 2.8 million shares of Company common stock valued at $93 million (2% of total plan assets) and $77 million (2% of total plan assets) at 2010 and 2009, respectively.

Fair Value Measurements of Plan Assets

Fair value is defined as the amount that would be received for selling an asset or paid to transfer a liability in an orderly transaction between market participants. The Company’s defined benefit plan assets carried at fair value are classified in the following categories:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions, except per share amounts)

The Company’s defined benefit plan assets are summarized in the following table by the categories described above.

	Fair Value Measurements at October 2, 2010
Description	Level 1	Level 2	Level 3	Total
Equities:
Small cap	$27	$242	$—	$269
Mid cap	212	—	—	212
Large cap	730	304	—	1,034
International	906	160	—	1,066
Fixed income
Corporate bonds	—	610	—	610
Government and federal agency bonds and notes	141	1,053	—	1,194
Mortgage and asset-backed securities	—	199	—	199
Alternative investments
Diversified	73	257	166	496
Distressed	—	—	196	196
Private equity	—	—	377	377
Venture capital	—	—	59	59
Real estate	—	—	179	179
Derivatives and other	—	20	—	20
Cash	13	71	—	84

Total	$2,102	$2,916	$977	$5,995

	Fair Value Measurements at October 3, 2009
Description	Level 1	Level 2	Level 3	Total
Equities:
Small cap	$207	$—	$—	$207
Mid cap	279	—	—	279
Large cap	1,004	—	—	1,004
International	545	134	—	679
Fixed income
Corporate bonds	—	639	—	639
Government and federal agency bonds and notes	166	769	—	935
Mortgage and asset-backed securities	—	199	—	199
Alternative investments
Diversified	59	210	109	378
Distressed	—	13	106	119
Private equity	—	—	274	274
Venture capital	—	—	56	56
Real estate	—	—	142	142
Derivatives and other	—	18	—	18
Cash	21	180	—	201

Total	$2,281	$2,162	$687	$5,130

The fair value of Level 3 investments are valued based on our pro-rata share in the fair value of the underlying investments using primarily model-derived valuations with significant unobservable inputs (e.g. discounted cash flow models or relative valuation methods).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions, except per share amounts)

Changes in Level 3 assets from October 3, 2009 to October 2, 2010 are as follows:

	Alternative Investments
	Diversified	Distressed	Private Equity	Venture Capital	Real Estate	Total
Beginning balance at October 3, 2009	$109	$106	$274	$56	$142	$687
Purchases	46	80	97	9	70	302
Sales	(3)	(14)	(25)	(7)	(14)	(63)
Realized/Unrealized Gain (Loss)	14	24	31	1	(19)	51

Ending balance at October 2, 2010	$166	$196	$377	$59	$179	$977

Uncalled Capital Commitments

Alternative investments held by the master trust include interests in certain limited partnerships that have rights to make capital calls to the limited partner investors. In such cases, the Master Trust would be contractually obligated to make a cash capital contribution to the limited partnership at the time of a capital call. At October 2, 2010, the total committed capital still uncalled and unpaid was $585 million.

Plan Contributions

During fiscal 2010, the Company made contributions to its pension and postretirement medical plans totaling $433 million, which included discretionary contributions above the minimum requirements for pension plans. The Company expects pension and postretirement medical plan contributions in fiscal 2011 of approximately $450 million which is expected to include discretionary contributions above the minimum requirements. Final minimum funding requirements for fiscal 2011 will be determined based on our January 1, 2011 funding actuarial valuation which will be available in late fiscal 2011.

Estimated Future Benefit Payments

The following table presents estimated future benefit payments for the next ten fiscal years:

	Pension Plans	Postretirement Medical Plans (1)
2011	$248	$36
2012	263	38
2013	287	41
2014	312	44
2015	334	47
2016 – 2020	2,145	292

(1)	Estimated future benefit payments are net of expected Medicare subsidy receipts of $71 million.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions, except per share amounts)

investments. When determining the long-term rate of return on plan assets, the Company considers long-term rates of return on the asset classes (both historical and forecasted) in which the Company expects the pension funds to be invested. The following long-term rates of return by asset class were considered in setting the long-term rate of return on plan assets assumption:

Equity Securities	10%–11%
Debt Securities	4%– 7%
Alternative Investments	7%–14%

Healthcare cost trend rate — The Company reviews external data and its own historical trends for healthcare costs to determine the healthcare cost trend rates for the postretirement medical benefit plans. For the 2010 actuarial valuation, we assumed an 8.25% annual rate of increase in the per capita cost of covered healthcare claims with the rate decreasing in even increments over twelve years until reaching 4.75%.

Sensitivity — A one percentage point (ppt) change in the key assumptions would have had the following effects on the projected benefit obligations as of October 2, 2010 and on cost for fiscal 2011:

	Discount Rate		Expected Long-Term Rate of Return On Assets	Assumed Healthcare Cost Trend Rate
Increase/(decrease)	Benefit Expense	Projected Benefit Obligations	Benefit Expense	Net Periodic Postretirement Medical Cost	Projected Benefit Obligations
1 ppt decrease	$199	$1,568	$60	$(24)	$(180)
1 ppt increase	(167)	(1,326)	(60)	37	225

Multi-employer Plans

The Company participates in various multi-employer pension plans under union and industry-wide agreements. In 2010, 2009 and 2008, the contributions to these plans, which are expensed as incurred, were $60 million, $52 million and $56 million, respectively.

Defined Contribution Plans

The Company has savings and investment plans that allow eligible employees to allocate up to 50% of their salary through payroll deductions depending on the plan in which the employee participates. The Company matches 50% of the employee’s pre-tax contribution up to plan limits. In 2010, 2009 and 2008, the costs of these plans were $54 million, $51 million and $52 million, respectively.

12 Equity

As of the filing date of this report, the Board of Directors had not yet declared a dividend related to fiscal 2010. The Company paid a $653 million dividend ($0.35 per share) during the second quarter of fiscal 2010 related to fiscal 2009. The Company paid a $648 million dividend ($0.35 per share) during the second quarter of fiscal 2009 related to fiscal 2008. The Company paid a $664 million dividend ($0.35 per share) during the second quarter of fiscal 2008 related to fiscal 2007.

During fiscal 2010, the Company repurchased 80 million shares of Disney common stock for $2.7 billion. During fiscal 2009, the Company repurchased 5 million shares of Disney common stock for $138 million. During fiscal 2008, the Company repurchased 139 million shares of Disney common stock for $4.5 billion. As of October 2, 2010, the Company had remaining authorization in place to repurchase 99 million additional shares. The repurchase program does not have an expiration date.

In April 2008, the Company redeemed $1.3 billion of convertible senior notes. Pursuant to the redemption, substantially all of the notes were converted into 45 million shares of the Company’s common stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions, except per share amounts)

The par value of the Company’s outstanding common stock totaled approximately $27 million.

Accumulated other comprehensive income (loss), net of tax(1), is as follows:

	October 2, 2010	October 3, 2009
Market value adjustments for hedges and investments	$(95)	$18
Foreign currency translation and other	80	105
Unrecognized pension and postretirement medical expense	(1,866)	(1,767)

Accumulated other comprehensive loss(1)	$(1,881)	$(1,644)

(1)	Accumulated other comprehensive income (loss) and components of other comprehensive income (loss) are recorded net of tax using a 37% estimated statutory tax rate.

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

Stock options are generally granted at exercise prices equal to or exceeding the market price at the date of grant. Effective in January 2003, options became exercisable ratably over a four-year period from the grant date, while options granted prior to January 2003 generally vest ratably over five years. Effective in the second quarter of 2010, options granted generally expire ten years after the grant date. Options granted between the second quarter of 2005 and the second quarter of 2010 expire seven years from the grant date while options granted prior to the second quarter of 2005 generally expire ten years after the grant date. At the discretion of the Compensation Committee of the Company’s Board of Directors, options can occasionally extend up to 15 years after date of grant. Effective in January 2009, RSUs (excluding Performance RSUs) vest ratably over a four-year period from the date of grant, while RSUs granted prior to January 2009 and Performance RSUs granted prior to January 2010 generally vest 50% on each of the second and fourth anniversaries of the grant date. Effective in January 2010, Performance RSUs cliff vest after a three year period from the date of grant. Stock options and RSUs are generally forfeited by employees who terminate prior to vesting. Shares available for future option and RSU grants at October 2, 2010 totaled 117 million. Starting March 2009 for our primary plan, each share granted subject to a stock option award reduces the number of shares available by one share while each share granted subject to a RSU award reduces the number of shares available by two shares. The Company satisfies stock option exercises and vesting of RSUs with newly issued shares.

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

In fiscal years 2010, 2009 and 2008, the weighted average assumptions used in the option-valuation model were as follows:

	2010	2009	2008
Risk-free interest rate	3.5%	2.0%	3.6%
Expected volatility	32%	47%	29%
Dividend yield	1.41%	1.19%	1.02%
Termination rate	2.5%	7.5%	7.5%
Exercise multiple	1.40	1.39	1.39

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions, except per share amounts)

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

Compensation expense for RSUs (excluding Performance RSUs) and stock options is recognized ratably over the service period of the award. Compensation expense for RSUs is based on the market price of the shares underlying the awards on the grant date. Compensation expense for Performance RSUs reflects the estimated probability that the market and/or performance conditions will be met and is recognized ratably over the service period of the award. Effective January 2010, equity-based awards provide continued vesting, in the event of termination, for employees that reach age 60 or greater, have at least ten years of service and hold the award for at least one year.

The impact of stock options and RSUs on income for fiscal 2010, 2009 and 2008 was as follows:

	2010	2009	2008
Stock option compensation expense	$226	$229	$214
RSU compensation expense	296	228	188

Total equity-based compensation expense (1)	522	457	402
Tax impact	(193)	(169)	(149)

Reduction in net income	$329	$288	$253

Tax benefit reported in cash flow from financing activities	$76	$4	$47

(1)

Equity-based compensation expense is net of capitalized equity-based compensation and includes amortization of previously capitalized equity-based compensation costs. Capitalized equity-based compensation totaled $79 million, $109 million and $122 million in 2010, 2009 and 2008, respectively. Amortization of previously capitalized equity-based compensation totaled $131 million, $96 million and $67 million in 2010, 2009 and 2008, respectively.

The following table summarizes information about stock option transactions (shares in millions):

	2010
	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	170	$26.79
Awards forfeited	(3)	28.22
Awards granted	12	31.14
Awards exercised	(46)	24.42
Awards expired/cancelled	(14)	34.81

Outstanding at end of year	119	27.73

Exercisable at end of year	74	27.42

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions, except per share amounts)

The following tables summarize information about stock options vested and expected to vest at October 2, 2010 (shares in millions):

	Vested
Range of Exercise Prices	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Years of Contractual Life
$ 0 — $ 15	3	$11.40	1.9
$ 16 — $ 20	6	18.28	3.6
$ 21 — $ 25	20	23.82	2.8
$ 26 — $ 30	27	28.84	3.0
$ 31 — $ 35	15	34.05	3.4
$ 36 — $ 45	3	42.21	—

	74

	Expected to Vest
Range of Exercise Prices	Number of Options (1)	Weighted Average Exercise Price	Weighted Average Remaining Years of Contractual Life
$0 — $ 20	1	$18.76	5.5
$21 — $ 25	9	20.87	5.3
$26 — $ 30	15	29.31	4.6
$31 — $ 35	15	32.17	7.1

	40

(1)	Number of options expected to vest is total unvested options less estimated forfeitures.

The following table summarizes information about RSU transactions (shares in millions):

	2010
	Units	Weighted Average Grant-Date Fair Value
Unvested at beginning of year	33	$25.82
Granted	15	31.21
Vested	(13)	25.88
Forfeited	(2)	27.16

Unvested at end of year	33	27.99

RSU grants include 0.4 million shares, 3.0 million shares and 2.3 million shares of Performance RSUs in 2010, 2009 and 2008, respectively. Approximately 4.9 million of the unvested RSUs as of October 2, 2010 are Performance RSUs.

The weighted average grant-date fair values of options granted during 2010, 2009 and 2008 were $9.43, $7.43 and $8.25, respectively. The total intrinsic value (market value on date of exercise less exercise price) of options exercised and RSUs vested during 2010, 2009 and 2008 totaled $830 million, $252 million, and $529 million, respectively. The aggregate intrinsic values of stock options vested and expected to vest at October 2, 2010 were $480 million and $207 million, respectively.

As of October 2, 2010, there was $241 million of unrecognized compensation cost related to unvested stock options and $519 million related to unvested RSUs. That cost is expected to be recognized over a weighted-average period of 1.5 years for stock options and 1.8 years for RSUs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions, except per share amounts)

Cash received from option exercises for 2010, 2009 and 2008 was $1,133 million, $119 million and $591 million, respectively. Tax benefits realized from tax deductions associated with option exercises and RSU activity for 2010, 2009 and 2008 totaled $290 million, $90 million and $183 million, respectively.

14 Detail of Certain Balance Sheet Accounts

	October 2, 2010	October 3, 2009
Current receivables
Accounts receivable	$5,454	$4,794
Other	656	396
Allowance for doubtful accounts	(326)	(336)

	$5,784	$4,854

Other current assets
Prepaid expenses	$446	$464
Other	135	112

	$581	$576

Parks, resorts and other property, at cost
Attractions, buildings and improvements	$15,998	$15,929
Leasehold improvements	644	693
Furniture, fixtures and equipment	12,575	12,228
Land improvements	3,658	3,625

	32,875	32,475
Accumulated depreciation	(18,373)	(17,395)
Projects in progress	2,180	1,350
Land	1,124	1,167

	$17,806	$17,597

Intangible assets
Copyrights and other character intangibles	$3,118	$358
Other amortizable intangible assets	352	296
Accumulated amortization	(360)	(249)

Net amortizable intangible assets	3,110	405
FCC licenses	733	713
Trademarks	1,218	1,109
Other indefinite lived intangible assets	20	20

	$5,081	$2,247

Other non-current assets
Receivables	$1,275	$1,225
Prepaid expenses	127	136
Other	1,306	661

	$2,708	$2,022

Accounts payable and other accrued liabilities
Accounts payable	$4,413	$4,002
Payroll and employee benefits	1,484	1,259
Other	212	355

	$6,109	$5,616

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions, except per share amounts)

	October 2, 2010	October 3, 2009
Other long-term liabilities
Deferred revenues	$244	$250
Capital lease obligations	224	226
Program licenses and rights	206	217
Participation and residual liabilities	415	451
Pension and postretirement medical plan liabilities	3,378	3,069
Other (1)	1,637	1,231

	$6,104	$5,444

(1)	Includes unrecognized tax benefits.

15 Commitments and Contingencies

Commitments

The Company has various contractual commitments for broadcast rights for sports, feature films and other programming, aggregating approximately $20.7 billion, including approximately $0.9 billion for available programming as of October 2, 2010, and approximately $17.8 billion related to sports programming rights, primarily college football (including college bowl games) and basketball conferences, NFL, NBA, NASCAR, and MLB.

The Company has entered into operating leases for various real estate and equipment needs, including retail outlets and distribution centers for consumer products, broadcast equipment, and office space for general and administrative purposes. Rental expense for the operating leases during 2010, 2009, and 2008, including common-area maintenance and contingent rentals, was $649 million, $615 million, and $550 million, respectively.

The Company also has contractual commitments for the construction of two new cruise ships, creative talent and employment agreements and unrecognized tax benefits. Creative talent and employment agreements include obligations to actors, producers, sports personnel, television and radio personalities, and executives.

Contractual commitments for broadcast programming rights, future minimum lease payments under non-cancelable operating leases, and creative talent and other commitments totaled $27.1 billion at October 2, 2010, payable as follows:

	Broadcast Programming	Operating Leases
			Other	Total
2011	$5,121	$424	$1,588	$7,133
2012	3,629	381	1,292	5,302
2013	3,606	290	371	4,267
2014	3,045	224	233	3,502
2015	1,301	151	100	1,552
Thereafter	4,002	549	808	5,359

	$20,704	$2,019	$4,392	$27,115

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions, except per share amounts)

The Company has non-cancelable capital leases, primarily for land and broadcast equipment, which had gross carrying values of $449 million and $402 million at October 2, 2010 and October 3, 2009, respectively. Accumulated amortization related to these capital leases totaled $108 million and $95 million at October 2, 2010 and October 3, 2009, respectively. Future payments under these leases as of October 2, 2010 are as follows:

2011	$38
2012	39
2013	37
2014	37
2015	52
Thereafter	594

Total minimum obligations	$797
Less amount representing interest	(556)

Present value of net minimum obligations	241
Less current portion	(17)

Long-term portion	$224

Contractual Guarantees

The Company has guaranteed bond issuances by the Anaheim Public Authority that were used by the City of Anaheim to finance construction of infrastructure and a public parking facility adjacent to the Disneyland Resort. Revenues from sales, occupancy and property taxes from the Disneyland Resort and non-Disney hotels are used by the City of Anaheim to repay the bonds. In the event of a debt service shortfall, the Company will be responsible to fund the shortfall. As of October 2, 2010, the remaining debt service obligation guaranteed by the Company was $366 million, of which $92 million was principal. To the extent that tax revenues exceed the debt service payments in subsequent periods, the Company would be reimbursed for any previously funded shortfalls. To date, tax revenues have exceeded the debt service payments for Anaheim bonds.

ESPN STAR Sports, a joint-venture in which ESPN owns a 50% equity interest, has an agreement for global programming rights to International Cricket Council Events from 2007 through 2015. Under the terms of the agreement, ESPN and the other joint-venture partner have jointly guaranteed the programming rights obligation of approximately $0.8 billion over the remaining term of the agreement.

Legal Matters

Celador International Ltd. v. The Walt Disney Company. On May 19, 2004, an affiliate of the creator and licensor of the television program, “Who Wants to be a Millionaire,” filed an action against the Company and certain of its subsidiaries, including American Broadcasting Companies, Inc. and Buena Vista Television, LLC, alleging it was damaged by defendants improperly engaging in certain intra-company transactions and charging merchandise distribution expenses, resulting in an underpayment to the plaintiff. On July 7, 2010, the jury returned a verdict for breach of contract against certain subsidiaries of the Company, awarding plaintiff damages of $269.4 million. The Company has stipulated with the plaintiff to an award of prejudgment interest of $50 million, which amount will be reduced pro rata should the trial court or Court of Appeals reduce the damages amount. If a new trial is ordered the stipulation will have no effect. Although we cannot predict the ultimate outcome of this lawsuit, the Company believes the jury’s verdict is in error and has moved alternatively for a new trial or for judgment as a matter of law, and intends to vigorously pursue its position on appeal if those motions are unsuccessful. The Company has determined that it does not have a probable loss under the applicable accounting standard relating to probability of loss for recording a reserve with respect to this litigation and therefore has not recorded a reserve.

The Company, together with, in some instances, certain of its directors and officers, is a defendant or codefendant in various other legal actions involving copyright, breach of contract and various other claims incident to the conduct of its businesses. Management does not expect the Company to suffer any material liability by reason of these actions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions, except per share amounts)

16 Fair Value Measurement

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

	Fair Value Measurements at October 2, 2010
Description	Level 1	Level 2	Level 3	Total
Assets
Investments	$42	$42	$2	$86
Derivatives (1)
Interest rate	—	231	—	231
Foreign exchange	—	404	—	404
Residual Interests	—	—	54	54
Liabilities
Derivatives (1)
Interest rate	—	(22)	—	(22)
Foreign exchange	—	(490)	—	(490)
Other derivatives	—	—	—	—
Other	—	—	(1)	(1)

Total	$42	$165	$55	$262

(1)

The Company has a master netting arrangements by counterparty with respect to certain derivative contracts. Contracts in a liability position totaling $206 million have been netted against contracts in an asset position in the Consolidated Balance Sheet.

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

Level 3 residual interests consist of our residual interests in securitized vacation ownership mortgage receivables and are valued using a discounted cash flow model that considers estimated interest rates, discount rates, prepayment, and defaults. There were no material changes in the residual interests in fiscal 2010.

The Company also has assets and liabilities that are required to be recorded at fair value on a non-recurring basis when certain circumstances occur. During fiscal 2010, the Company recorded impairment charges of $249 million

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions, except per share amounts)

on film productions which are reported in “Costs and expenses” in the Consolidated Statement of Income. The film impairment charges compared our estimated fair value using discounted cash flows, which is a level 3 input, to the unamortized cost of the films that had aggregate carrying values of $591 million prior to the impairment.

Fair Value of Financial Instruments

In addition to the financial instruments listed above, the Company’s financial instruments also include cash, cash equivalents, receivables, accounts payable and borrowings.

The fair values of cash and cash equivalents, receivables, available-for-sale investments, derivative contracts and accounts payable approximated the carrying values. The estimated year end fair values of the Company’s total borrowings (current and noncurrent) subject to fair value disclosures, determined based on broker quotes or quoted market prices or interest rates for the same or similar instruments are $13.7 billion and $12.6 billion at October 2, 2010 and October 3, 2009, respectively.

Transfers of Financial Assets

Through December 4, 2008, the Company sold mortgage receivables arising from the sales of its vacation ownership units under a facility that expired on December 4, 2008 and was not renewed. The Company sold $17 million and $147 million of mortgage receivables during the years ended October 3, 2009, and September 27, 2008, respectively. These sales of mortgage receivables resulted in gains on securitized sales of vacation ownership interests totaled $4 million and $32 million for fiscal 2009 and fiscal 2008, respectively.

The Company continues to service the sold receivables and has a residual interest in those receivables. As of October 2, 2010, the outstanding principal amount for sold mortgage receivables was $309 million and the carrying value of the Company’s residual interest, which is recorded in other long-term assets, was $54 million.

The Company repurchases defaulted mortgage receivables at their outstanding balance. The Company did not make material repurchases in the years ended October 2, 2010 or October 3, 2009. The Company generally has been able to sell the repurchased vacation ownership units for amounts that exceed the amounts at which they were repurchased.

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

The Company does not expect that it would realize a material loss, based on the fair value of its derivative financial instruments as of October 2, 2010, in the event of nonperformance by any single derivative counterparty. The Company enters into transactions only with derivative counterparties that have a credit rating of A- or better. The Company’s current policy regarding agreements with derivative counterparties is generally to require collateral in the event credit ratings fall below A- or in the event aggregate exposures exceed limits as defined by contract. In addition, the Company limits the amount of investment credit exposure with any one institution.

The Company does not have material cash and cash equivalent balances with financial institutions that have a credit rating of less than A-. As of October 2, 2010, the Company’s balances that exceeded 10% of cash and cash equivalents with individual financial institutions were 30% compared to 38% as of October 3, 2009.

The Company’s trade receivables and financial investments do not represent a significant concentration of credit risk at October 2, 2010 due to the wide variety of customers and markets into which the Company’s products are sold, their dispersion across geographic areas, and the diversification of the Company’s portfolio among issuers.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions, except per share amounts)

17 Derivative Instruments

The Company manages its exposure to various risks relating to its ongoing business operations according to a risk management policy. The primary risks managed with derivative instruments are interest rate risk and foreign exchange risk.

The following table summarizes the gross fair value of the Company’s derivative positions as of October 2, 2010:

	Current Assets	Other Assets	Other Accrued Liabilities	Other Long- Term Liabilities
Derivatives designated as hedges
Foreign exchange	$78	$65	$(210)	$(104)
Interest rate	13	218	—	—
Derivatives not designated as hedges
Foreign exchange	80	181	(140)	(36)
Interest rate	—	—	—	(22)
Other	—	—	—	—

Gross fair value of derivatives	171	464	(350)	(162)
Counterparty netting	(121)	(85)	130	76

Total Derivatives (1)	$50	$379	$(220)	$(86)

The following table summarizes the gross fair value of the Company’s derivative positions as of October 3, 2009:

	Current Assets	Other Assets	Other Accrued Liabilities	Other Long- Term Liabilities
Derivatives designated as hedges
Foreign exchange	$84	$111	$(115)	$(55)
Interest rate	4	186	—	—
Derivatives not designated as hedges
Foreign exchange	37	127	(70)	(37)
Interest rate	—	—	—	(18)
Other	—	—	(2)	—

Gross fair value of derivatives	125	424	(187)	(110)
Counterparty netting	(98)	(72)	103	67

Total Derivatives (1)	$27	$352	$(84)	$(43)

(1)	Refer to Note 16 for further information on derivative fair values and counterparty netting.

Interest Rate Risk Management

The Company is exposed to the impact of interest rate changes primarily through its borrowing activities. The Company’s objective is to mitigate the impact of interest rate changes on earnings and cash flows and on the market value of its borrowings. In accordance with its policy, the Company targets its fixed-rate debt as a percentage of its net debt between a minimum and maximum percentage. The Company typically uses pay-floating and pay-fixed interest rate swaps to facilitate its interest rate management activities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions, except per share amounts)

The Company designates pay-floating interest rate swaps as fair value hedges of fixed-rate borrowings effectively converting fixed-rate borrowings to variable rate borrowings indexed to LIBOR. As of October 2, 2010 and October 3, 2009, the total notional amount of the Company’s pay-floating interest rate swaps was $1.5 billion and $1.6 billion, respectively. The following table summarizes adjustments related to fair value hedges included in net interest expense in the Consolidated Statements of Income.

	2010	2009
Gain (loss) on interest rate swaps	$41	$105
Gain (loss) on hedged borrowings	(41)	(105)

The Company may designate pay-fixed interest rate swaps as cash flow hedges of interest payments on floating-rate borrowings. Pay-fixed swaps effectively convert floating rate borrowings to fixed-rate borrowings. The unrealized gains or losses from these cash flow hedges are deferred in accumulated other comprehensive income (AOCI) and recognized as the interest payments occur. The Company did not have pay-fixed interest rate swaps that were designated as cash flow hedges of interest payments at October 2, 2010 nor at October 3, 2009.

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

The Company designates foreign exchange forward and option contracts as cash flow hedges of firmly committed and forecasted foreign currency transactions. As of both October 2, 2010 and October 3, 2009, the notional amount of the Company’s net foreign exchange cash flow hedges was $2.8 billion. Mark to market gains and losses on these contracts are deferred in AOCI and are recognized in earnings when the hedged transactions occur, offsetting changes in the value of the foreign currency transactions. Gains and losses recognized related to ineffectiveness for the years ended October 2, 2010 and October 3, 2009 were not material. Deferred losses recorded in AOCI for contracts that will mature in the next twelve months totaled $132 million. The following table summarizes the pre-tax adjustments to AOCI for foreign exchange cash flow hedges.

	2010	2009
Gain (loss) recorded in AOCI	$(187)	$81
Reclassification of (gains) losses from AOCI into revenues and costs and expenses	(7)	(183)

Net change in AOCI	$(194)	$(102)

Foreign exchange risk management contracts with respect to foreign currency assets and liabilities are not designated as hedges and do not qualify for hedge accounting. The notional amount of these foreign exchange contracts at October 2, 2010 and October 3, 2009 was $2.2 billion and $2.1 billion, respectively. For the years ended October 2, 2010 and October 3, 2009, the Company recognized a net gain of $102 million and $140 million, respectively, in costs and expenses on these foreign exchange contracts which offset a net loss of $173 million and $137 million of the related economic exposures for the years ended October 2, 2010 and October 3, 2009, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Tabular dollars in millions, except per share amounts)

Commodity Price Risk Management

The Company is subject to the volatility of commodities prices and designates certain commodity forward contracts as cash flow hedges of forecasted commodity purchases. Mark to market gains and losses on these contracts are deferred in AOCI and are recognized in earnings when the hedged transactions occur, offsetting changes in the value of commodity purchases. The fair value of commodity hedging contracts was not material at October 2, 2010.

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

The notional amount of these contracts at October 2, 2010 and October 3, 2009 was $218 million and $253 million, respectively. The gains or losses recognized in income for fiscal 2010 and fiscal 2009 were not material.

Contingent Features

The Company’s derivative financial instruments may require the Company to post collateral in the event that a net liability position with a counterparty exceeds limits defined by contract and that vary with Disney’s credit rating. If the Company’s credit ratings were to fall below investment grade, such counterparties would have the right to terminate our derivative contracts, which could lead to a net payment to or from the Company for the aggregate net value by counterparty of our derivative contracts. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position by counterparty on October 2, 2010 and October 3, 2009 were $306 million and $125 million, respectively.

18 Restructuring and Impairment Charges

The Company recorded $270 million of restructuring and impairment charges during fiscal 2010 related to organizational and cost structure initiatives primarily at our Studio Entertainment ($151 million) and Media Networks ($95 million) segments. Impairment charges of $132 million consisted of writeoffs of capitalized costs primarily related to abandoned film projects, the closure of a studio production facility and the closure of five ESPN Zone locations. Restructuring charges of $138 million were primarily severance and other costs.

The Company recorded $492 million of restructuring and impairment charges during fiscal 2009 which included impairment charges of $279 million and restructuring costs of $213 million. The most significant of the impairment charges was $142 million related to FCC radio licenses and $65 million related to our investment in UTV Group. The restructuring costs were for severance and other related costs.

Restructuring and impairment charges for fiscal year 2008 consisted of impairment charges of $39 million related to FCC radio licenses.

QUARTERLY FINANCIAL SUMMARY

(In millions, except per share data)

(unaudited)	Q1	Q2	Q3	Q4
2010 (1)(2)(3)(4)
Revenues	$9,739	$8,580	$10,002	$9,742
Net income	844	998	1,505	966
Net income attributable to Disney	844	953	1,331	835
Earnings per share:
Diluted	$0.44	$0.48	$0.67	$0.43
Basic	0.45	0.49	0.68	0.44

2009 (1)(2)(3)(4)
Revenues	$9,599	$8,087	$8,596	$9,867
Net income	851	653	1,031	1,074
Net income attributable to Disney	845	613	954	895
Earnings per share:
Diluted	$0.45	$0.33	$0.51	$0.47
Basic	0.46	0.33	0.51	0.48

(1)

Results for the fourth quarter of fiscal 2010 include restructuring and impairment charges ($0.02 per diluted share). The fourth quarter of fiscal 2009 included a non-cash gain in connection with the merger of Lifetime Entertainment Services and A&E Television Networks ($0.07 per diluted share) and restructuring and impairment charges ($0.06 per diluted share).

(2)

Results for the third quarter of fiscal 2010 include a gain on the sale of the Power Rangers property ($0.01 per diluted share) and restructuring and impairment charges ($0.01 per diluted share). The third quarter of fiscal 2009 included restructuring and impairment charges ($0.01 per diluted share).

(3)

Results for the second quarter of fiscal 2010 include restructuring and impairment charges ($0.02 per diluted share), a gain on the sale of an investment in a pay television service in Europe and an accounting gain related to the acquisition of The Disney Store Japan (together $0.02 per diluted share). The second quarter of fiscal 2009 included restructuring and impairment charges ($0.11 per diluted share)

(4)

Results for the first quarter of fiscal 2010 include restructuring and impairment charges ($0.03 per diluted share) and a gain on the sale of an investment in a television service in Europe ($0.01 per diluted share). The first quarter of fiscal 2009 included a gain on the sale of our investment in two pay television services in Latin America ($0.04 per diluted share).