Form 10-Q
period 2011-01-01
WALT DISNEY CO/
filed 2011-02-08
CIK 1001039

  UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 1, 2011	Commission File Number 1-11605

Incorporated in Delaware	I.R.S. Employer Identification
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

Yes             No    X

There were 1,899,069,040 shares of common stock outstanding as of February 1, 2011.

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

THE WALT DISNEY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited; in millions, except per share data)

	Quarter Ended
	January 1, 2011	January 2, 2010

Revenues	$10,716	$9,739

Costs and expenses	(8,776)	(8,325)

Restructuring and impairment charges	(12)	(105)

Other income	75	27

Net interest expense	(95)	(103)

Equity in the income of investees	156	89

Income before income taxes	2,064	1,322

Income taxes	(730)	(478)

Net income	1,334	844

Less: Net income attributable to noncontrolling interests	(32)	—

Net income attributable to The Walt Disney Company (Disney)	$1,302	$844

Earnings per share attributable to Disney:
Diluted	$0.68	$0.44

Basic	$0.69	$0.45

Weighted average number of common and common equivalent shares outstanding:
Diluted	1,927	1,903

Basic	1,891	1,867

See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited; in millions, except per share data)

	January 1, 2011	October 2, 2010
ASSETS
Current assets
Cash and cash equivalents	$3,039	$2,722
Receivables	7,028	5,784
Inventories	1,416	1,442
Television costs	833	678
Deferred income taxes	1,052	1,018
Other current assets	626	581

Total current assets	13,994	12,225
Film and television costs	4,636	4,773
Investments	2,491	2,513
Parks, resorts and other property, at cost
Attractions, buildings and equipment	32,966	32,875
Accumulated depreciation	(18,601)	(18,373)

	14,365	14,502
Projects in progress	3,001	2,180
Land	1,120	1,124

	18,486	17,806

Intangible assets, net	5,193	5,081
Goodwill	24,121	24,100
Other assets	2,029	2,708

Total assets	$70,950	$69,206

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and other accrued liabilities	$7,118	$6,109
Current portion of borrowings	2,822	2,350
Unearned royalties and other advances	2,807	2,541

Total current liabilities	12,747	11,000

Borrowings	9,933	10,130
Deferred income taxes	2,577	2,630
Other long-term liabilities	5,954	6,104
Commitments and contingencies
Disney Shareholders’ equity
Preferred stock, $.01 par value
Authorized – 100 million shares, Issued – none	—	—
Common stock, $.01 par value
Authorized – 4.6 billion shares, Issued – 2.7 billion shares	29,271	28,736
Retained earnings	34,873	34,327
Accumulated other comprehensive loss	(1,887)	(1,881)

	62,257	61,182
Treasury stock, at cost, 825.3 million shares at January 1, 2011 and 803.1 million shares at October 2, 2010	(24,460)	(23,663)

Total Disney Shareholders’ equity	37,797	37,519
Noncontrolling interests	1,942	1,823

Total equity	39,739	39,342

Total liabilities and equity	$70,950	$69,206

See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in millions)

	Quarter Ended
	January 1, 2011	January 2, 2010
OPERATING ACTIVITIES
Net income	$1,334	$844
Depreciation and amortization	447	423
Gains on dispositions	(75)	(27)
Deferred income taxes	(61)	(6)
Equity in the income of investees	(156)	(89)
Cash distributions received from equity investees	170	92
Net change in film and television costs	94	36
Equity-based compensation	128	135
Impairment charges	12	39
Other	84	(70)
Changes in operating assets and liabilities:
Receivables	(1,313)	(1,100)
Inventories	13	87
Other assets	58	102
Accounts payable and other accrued liabilities	(290)	56
Income taxes	674	393

Cash provided by operations	1,119	915

INVESTING ACTIVITIES
Investments in parks, resorts and other property	(1,213)	(307)
Proceeds from dispositions	556	37
Acquisitions	(163)	(2,254)
Other	(61)	(16)

Cash used in investing activities	(881)	(2,540)

FINANCING ACTIVITIES
Commercial paper borrowings, net	496	1,297
Reduction of borrowings	(42)	(79)
Repurchases of common stock	(797)	(25)
Exercise of stock options and other	442	233

Cash provided by financing activities	99	1,426

Impact of exchange rates on cash and cash equivalents	(20)	(14)

Increase/(decrease) in cash and cash equivalents	317	(213)
Cash and cash equivalents, beginning of period	2,722	3,417

Cash and cash equivalents, end of period	$3,039	$3,204

See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(unaudited; in millions)

	Quarter Ended
	January 1, 2011			January 2, 2010
	Disney Shareholders	Non- controlling Interests	Total Equity	Disney Shareholders	Non- controlling Interests	Total Equity

Beginning Balance	$37,519	$1,823	$39,342	$33,734	$1,691	$35,425

Net income	1,302	32	1,334	844	—	844

Other comprehensive income:
Market value adjustments for hedges and investments	(33)	—	(33)	16	—	16
Pension and postretirement medical adjustments	36	—	36	27	—	27
Foreign currency translation and other	(9)	(8)	(17)	4	(3)	1

Other comprehensive income	(6)	(8)	(14)	47	(3)	44

Comprehensive income	1,296	24	1,320	891	(3)	888

Equity compensation activity	535	—	535	344	—	344

Dividends	(756)	—	(756)	(653)	—	(653)

Common stock repurchases	(797)	—	(797)	(25)	—	(25)

Acquisition of Marvel	—	—	—	1,887	83	1,970

Distributions and other	—	95	95	2	7	9

Ending Balance	$37,797	$1,942	$39,739	$36,180	$1,778	$37,958

See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

1.	Principles of Consolidation

These Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. We believe that we have included all normal recurring adjustments necessary for a fair statement of the results for the interim period. Operating results for the quarter ended January 1, 2011 are not necessarily indicative of the results that may be expected for the year ending October 1, 2011. Certain reclassifications have been made in the prior year financial statements to conform to the current year presentation.

These financial statements should be read in conjunction with the Company’s 2010 Annual Report on Form 10-K.

In December 1999, DVD Financing, Inc. (DFI), a subsidiary of Disney Vacation Development, Inc. and an indirect subsidiary of the Company, completed a receivables sale transaction that established a facility that permitted DFI to sell receivables arising from the sale of vacation club memberships on a periodic basis. In connection with this facility, DFI prepares separate financial statements, although its separate assets and liabilities are also consolidated in these financial statements. DFI’s ability to sell new receivables under this facility ended on December 4, 2008. (See Note 13 for further discussion of this facility)

The Company enters into relationships or investments with other entities, and in certain instances, the entity in which the Company has a relationship or investment may qualify as a variable interest entity (“VIE”). A VIE is consolidated in the financial statements if the Company is deemed to be the primary beneficiary of the VIE. The primary beneficiary is the party that has the power to direct activities that most significantly impact the activities of the VIE and has the obligation to absorb losses or the right to benefits from the VIE that could potentially be significant to the VIE. Euro Disney and Hong Kong Disneyland are VIEs, and given the nature of the Company’s relationships with these entities which include management agreements, the Company has concluded it is the primary beneficiary and thus has consolidated Euro Disney and Hong Kong Disneyland.

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

Beginning in the first quarter of fiscal 2011, the Company made changes to certain transfer pricing arrangements between its business units. The most significant change was to the allocation of home video revenue and distribution costs between the Media Networks and Studio Entertainment segments for home video titles produced by the Media Networks segment and distributed by the Studio Entertainment segment. These changes will generally result in higher revenues, expenses and operating income at our Media Networks segment with offsetting declines at our Studio Entertainment segment.

	Quarter Ended
	January 1, 2011	January 2, 2010
Revenues(1):
Media Networks	$4,645	$4,175
Parks and Resorts	2,868	2,662
Studio Entertainment	1,932	1,935
Consumer Products	922	746
Interactive Media	349	221

	$10,716	$9,739

Segment operating income (loss) (1):
Media Networks	$1,066	$724
Parks and Resorts	468	375
Studio Entertainment	375	243
Consumer Products	312	243
Interactive Media	(13)	(10)

	$2,208	$1,575

(1)

Studio Entertainment segment revenues and operating income include an allocation of Consumer Products and Interactive Media revenues which is meant to reflect royalties on sales of merchandise based on certain Studio film properties. The increases/(decreases) related to these allocations on segment revenues and operating income as reported in the above table are as follows:

	Quarter Ended
	January 1, 2011	January 2, 2010
Studio Entertainment	$73	$40
Consumer Products	(72)	(38)
Interactive Media	(1)	(2)

	$—	$—

A reconciliation of segment operating income to income before income taxes is as follows:

	Quarter Ended
	January 1, 2011	January 2, 2010
Segment operating income	$2,208	$1,575
Corporate and unallocated shared expenses	(112)	(72)
Restructuring and impairment charges	(12)	(105)
Other income	75	27
Net interest expense	(95)	(103)

Income before income taxes	$2,064	$1,322

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

3.	Acquisitions

Playdom

On August 27, 2010, the Company acquired Playdom, Inc. (Playdom), a company that develops online social games. This acquisition is designed to strengthen the Company’s digital gaming portfolio and provide access to a new customer base. Total consideration was approximately $563 million, subject to certain conditions and adjustments, of which approximately $115 million will be paid subject to vesting conditions and recognized as post-close compensation expense. Additional consideration of up to $200 million may be paid if Playdom achieves predefined revenues and earnings targets for calendar year 2012. The Company has recognized the fair value (determined by a probability weighting of the potential payouts) of the additional consideration as a liability and subsequent fair value changes, measured quarterly, up to the ultimate amount paid, will be recognized in earnings.

The Company is in the process of finalizing the valuation of the assets acquired and liabilities assumed.

Goodwill

The changes in the carrying amount of goodwill for the quarter ended January 1, 2011, are as follows:

	Media Networks	Parks and Resorts	Studio Entertainment	Consumer Products	Interactive Media	Total
Balance at Oct. 2, 2010	$15,737	$171	$5,268	$1,805	$1,119	$24,100
Acquisitions	3	—	—	—	—	3
Disposition	(17)	—	—	—	—	(17)
Other, net	(2)	—	9	(1)	29	35

Balance at Jan. 1, 2011	$15,721	$171	$5,277	$1,804	$1,148	$24,121

The carrying amount of goodwill at January 1, 2011 and October 2, 2010 includes accumulated impairments of $29 million at Interactive Media.

4.	Dispositions and Other Income

Miramax

On December 3, 2010, the Company sold Miramax Film NY, LLC (Miramax) for $663 million. Net proceeds which reflect closing adjustments, the settlement of related claims and obligations and Miramax’s cash balance at closing were $532 million, resulting in a pre-tax gain of $64 million, which is reported in “Other income” in the fiscal 2011 Condensed Consolidated Statement of Income. The book value of Miramax included $217 million of allocated goodwill that is not deductible for tax purposes. Accordingly, tax expense recorded in connection with the transaction was approximately $103 million resulting in a loss of $39 million after tax.

Other Dispositions

On November 25, 2009, the Company sold its investment in a television service in Europe for $37 million, resulting in a pre-tax gain of $27 million reported in “Other income” in the fiscal 2010 Condensed Consolidated Statement of Income.

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

5.	Borrowings

During the quarter ended January 1, 2011, the Company’s borrowing activity was as follows:

	October 2, 2010	Additions	Payments	Other Activity	January 1, 2011
Commercial paper borrowings	$1,190	$496	$—	$—	$1,686
U.S. medium-term notes	6,815	—	—	1	6,816
European medium-term notes	273	—	—	5	278
Other foreign currency denominated borrowings	965	—	—	25	990
Other (1)	651	—	(34)	(63)	554
Euro Disney borrowings(2)	2,113	—	(31)	(46)	2,036
Hong Kong Disneyland borrowings (3)	473	—	—	(78)	395

Total	$12,480	$496	$(65)	$(156)	$12,755

(1)	The other activity is primarily market value adjustments for debt with qualifying hedges.
(2)	The other activity is primarily the impact of foreign currency translation as a result of the strengthening of the U.S. dollar against the Euro.
(3)	The other activity is due to the conversion of the Government of the Hong Kong Special Administrative Region’s (HKSAR) loan to equity pursuant to a capital realignment and expansion plan.

6.	Euro Disney and Hong Kong Disneyland

The Company has a 51% effective ownership interest in the operations of Euro Disney and a 47% ownership interest in the operations of Hong Kong Disneyland, both of which are consolidated in the Company’s financial statements.

The following table presents summarized balance sheet information for the Company as of January 1, 2011, reflecting the impact of consolidating the balance sheets of Euro Disney and Hong Kong Disneyland.

	Before Euro Disney and Hong Kong Disneyland Consolidation	Euro Disney, Hong Kong Disneyland and Adjustments	Total
Cash and cash equivalents	$2,449	$590	$3,039
Other current assets	10,716	239	10,955

Total current assets	13,165	829	13,994
Investments	3,560	(1,069)	2,491
Fixed assets	14,383	4,103	18,486
Other assets	35,890	89	35,979

Total assets	$66,998	$3,952	$70,950

Current portion of borrowings	$2,659	$163	$2,822
Other current liabilities	9,425	500	9,925

Total current liabilities	12,084	663	12,747
Borrowings	7,665	2,268	9,933
Deferred income taxes and other long-term liabilities	8,387	144	8,531
Equity	38,862	877	39,739

Total liabilities and equity	$66,998	$3,952	$70,950

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

The following table presents summarized income statement information of the Company for the quarter ended January 1, 2011, reflecting the impact of consolidating the income statements of Euro Disney and Hong Kong Disneyland.

	Before Euro Disney and Hong Kong Disneyland Consolidation	Euro Disney, Hong Kong Disneyland and Adjustments	Total
Revenues	$10,178	$538	$10,716
Cost and expenses	(8,268)	(508)	(8,776)
Restructuring and impairment charges	(12)	—	(12)
Other income	75	—	75
Net interest expense	(70)	(25)	(95)
Equity in the income of investees	158	(2)	156

Income before income taxes	2,061	3	2,064
Income taxes	(729)	(1)	(730)

Net income	$1,332	$2	$1,334

The following table presents summarized cash flow statement information of the Company for the quarter ended January 1, 2011, reflecting the impact of consolidating the cash flow statements of Euro Disney and Hong Kong Disneyland.

	Before Euro Disney and Hong Kong Disneyland Consolidation	Euro Disney, Hong Kong Disneyland and Adjustments	Total
Cash provided by operations	$1,165	$(46)	$1,119
Investments in parks, resorts and other property	(1,153)	(60)	(1,213)
Other investing activities	249	83	332
Cash provided/(used) by financing activities	130	(31)	99
Impact of exchange rates on cash and cash equivalents	(7)	(13)	(20)

Increase/(decrease) in cash and cash equivalents	384	(67)	317
Cash and cash equivalents, beginning of period	2,065	657	2,722

Cash and cash equivalents, end of period	$2,449	$590	$3,039

7.	Pension and Other Benefit Programs

The components of net periodic benefit cost are as follows:

	Pension Plans		Postretirement Medical Plans
	January 1, 2011	January 2, 2010	January 1, 2011	January 2, 2010
Service cost	$74	$66	$5	$5
Interest cost	103	99	17	17
Expected return on plan assets	(110)	(104)	(6)	(6)
Amortization of prior year service costs	3	3	(1)	—
Recognized net actuarial loss	57	39	2	2

Net periodic benefit cost	$127	$103	$17	$18

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

During the quarter ended January 1, 2011, the Company did not make any material contributions to its pension and postretirement medical plans. The Company expects pension and postretirement medical plan contributions in fiscal 2011 of approximately $450 million which is expected to include discretionary contributions above the minimum requirements. Final minimum funding requirements for fiscal 2011 will be determined based on January 1, 2011 funding actuarial valuation which will be available late in fiscal 2011.

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

	Quarter Ended
	January 1, 2011	January 2, 2010
Shares (in millions):
Weighted average number of common shares outstanding (basic)	1,891	1,867
Weighted average dilutive impact of equity-based compensation awards	36	36

Weighted average number of common and common equivalent shares outstanding (diluted)	1,927	1,903

Awards excluded from diluted earnings per share	—	74

9.	Equity

On December 1, 2010, the Company declared a $756 million dividend ($0.40 per share) related to fiscal 2010 for shareholders of record on December 13, 2010, which was paid on January 18, 2011. The Company paid a $653 million dividend ($0.35 per share) during the second quarter of fiscal 2010 related to fiscal 2009.

During the quarter ended January 1, 2011, the Company repurchased 22 million shares of its common stock for $797 million. As of January 1, 2011, the Company had remaining authorization in place to repurchase 77 million additional shares. The repurchase program does not have an expiration date.

The par value of the Company’s outstanding common stock totaled approximately $27 million.

Accumulated other comprehensive income (loss), net of tax, is as follows:

	January 1, 2011	October 2, 2010
Market value adjustments for investments and hedges	$(128)	$(95)
Foreign currency translation and other	71	80
Unrecognized pension and postretirement medical expense	(1,830)	(1,866)

Accumulated other comprehensive income (loss) (1)	$(1,887)	$(1,881)

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

(1)	Accumulated other comprehensive income (loss) and components of other comprehensive income (loss) are net of 37% estimated tax

10.	Equity-Based Compensation

The amount of compensation expense related to stock options, stock appreciation rights and restricted stock units (RSUs) is as follows:

	Quarter Ended
	January 1, 2011	January 2, 2010
Stock options/rights	$55	$67
RSUs	77	68

Total equity-based compensation expense	$132	$135

Unrecognized compensation cost related to unvested stock options/rights and RSUs totaled approximately $211 million and $452 million, respectively, as of January 1, 2011.

In January 2011, the Company made equity compensation grants, which included its regular annual grant, consisting of 10.4 million stock options and 12.5 million RSUs, of which 0.4 million RSUs included market and/or performance conditions.

The weighted average grant date fair values of options issued during the quarter ended January 1, 2011, and January 2, 2010 were $10.13 and $8.00, respectively.

11.	Commitments and Contingencies

Legal Matters

Celador International Ltd. v. The Walt Disney Company. On May 19, 2004, an affiliate of the creator and licensor of the television program, “Who Wants to be a Millionaire,” filed an action against the Company and certain of its subsidiaries, including American Broadcasting Companies, Inc. and Buena Vista Television, LLC, alleging it was damaged by defendants improperly engaging in certain intra-company transactions and charging merchandise distribution expenses, resulting in an underpayment to the plaintiff. On July 7, 2010, the jury returned a verdict for breach of contract against certain subsidiaries of the Company, awarding plaintiff damages of $269.4 million. The Company has stipulated with the plaintiff to an award of prejudgment interest of $50 million, which amount will be reduced prorata should the Court of Appeals reduce the damages amount. On December 21, 2010, the Company’s alternative motions for a new trial and for judgment as a matter of law were denied. Although we cannot predict the ultimate outcome of this lawsuit, the Company believes the jury’s verdict is in error and intends to vigorously pursue its position on appeal, notice of which was filed by the Company on January 14, 2011. On or about January 28, 2011, plaintiff filed a notice of cross-appeal. The Company has determined that it does not have a probable loss under the applicable accounting standard relating to probability of loss for recording a reserve with respect to this litigation and therefore has not recorded a reserve.

The Company, together with, in some instances, certain of its directors and officers, is a defendant or codefendant in various other legal actions involving copyright, breach of contract and various other claims incident to the conduct of its businesses. Management does not expect the Company to suffer any material liability by reason of these actions.

Contractual Guarantees

The Company has guaranteed bond issuances by the Anaheim Public Authority that were used by the City of Anaheim to finance construction of infrastructure and a public parking facility adjacent to the Disneyland Resort. Revenues from sales, occupancy and property taxes from the Disneyland Resort and non-Disney hotels are used by the City of Anaheim to repay the bonds. In the event of a debt service

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

shortfall, the Company will be responsible to fund the shortfall. As of January 1, 2011, the remaining debt service obligation guaranteed by the Company was $366 million, of which $92 million was principal. To the extent that tax revenues exceed the debt service payments in subsequent periods, the Company would be reimbursed for any previously funded shortfalls. To date, tax revenues have exceeded the debt service payments for the Anaheim bonds.

ESPN STAR Sports, a joint venture in which ESPN owns a 50% equity interest, has an agreement for global programming rights to International Cricket Council events from 2007 through 2015. Under the terms of the agreement, ESPN and the other joint-venture partner have jointly guaranteed the programming rights obligation of approximately $0.8 billion over the remaining term of the agreement.

Long-Term Receivables and the Allowance for Credit Losses

The Company has accounts receivable with original maturities greater than one year in duration principally related to the Company’s sale of program rights in the television syndication markets within the Media Networks segment and the Company’s vacation ownership units within the Parks and Resorts segment. Allowances for credit losses are established against these receivables as necessary.

The Company estimates the allowance for credit losses related to receivables for the sale of syndicated programming based upon a number of factors, including historical experience, and an ongoing review of the financial condition of individual companies with which we do business. The balance of syndication receivables recorded in other non-current assets was $746 million, net of related allowance for credit losses of $4 million as of January 1, 2011. The activity in the current period related to the allowance for credit losses was not material.

The Company estimates the allowance for credit losses related to receivables for sales of its vacation ownership units based primarily on historical collection experience. Projections of uncollectible amounts are also based on consideration of the economic environment and the age of receivables. The balance of mortgage receivables recorded in other non-current assets was $420 million, net of related allowance for credit losses of $38 million, as of January 1, 2011. The activity in the period related to the allowance for credit losses was not material.

Income Taxes

During the quarter, the Company settled certain tax matters with various jurisdictions. As a result of these settlements, the Company reduced its unrecognized tax benefits by $72 million.

In the next twelve months, it is reasonably possible that our unrecognized tax benefits could change due to resolutions of open tax matters. These resolutions would reduce our unrecognized tax benefits by $37 million.

12.	New Accounting Pronouncements

Revenue Arrangements with Multiple Deliverables

In October 2009, the Financial Accounting Standards Board (FASB) issued guidance on revenue arrangements with multiple deliverables effective for the Company’s 2011 fiscal year. The guidance revises the criteria for separating, measuring, and allocating arrangement consideration to each deliverable in a multiple element arrangement. The guidance requires companies to allocate revenue using the relative selling price of each deliverable, which must be estimated if the Company does not have a history of selling the deliverable on a stand-alone basis or third-party evidence of selling price. The Company adopted the provisions of this revenue arrangements with multiple deliverables guidance at the beginning of fiscal year 2011, and the adoption did not have a material impact on the Company’s financial statements.

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

Transfers and Servicing of Financial Assets

In June 2009, the FASB issued guidance on transfers and servicing of financial assets to eliminate the concept of a qualifying special-purpose entity, change the requirements for off balance sheet accounting for financial assets including limiting the circumstances where off balance sheet treatment for a portion of a financial asset is allowable, and require additional disclosures. The Company adopted the provisions of this transfers and servicing of financial assets guidance at the beginning of fiscal year 2011, and the adoption did not have a material impact on the Company’s financial statements.

Variable Interest Entities

In June 2009, the FASB issued guidance to revise the approach to determine when a variable interest entity (VIE) should be consolidated. The new consolidation model for VIEs considers whether an entity has the power to direct the activities that most significantly impact the VIE’s economic performance and shares in the significant risks and rewards of the entity. The guidance on VIE’s requires companies to continually reassess VIEs to determine if consolidation is appropriate and requires additional disclosures. The Company adopted the provisions of this VIE guidance at the beginning of fiscal year 2011, and the adoption did not have a material impact on the Company’s financial statements.

13.	Fair Value Measurements

Fair value is defined as the amount that would be received for selling an asset or paid to transfer a liability in an orderly transaction between market participants. Assets and liabilities carried at fair value are classified in the following three categories:

•	Level 1– Quoted prices for identical instruments in active markets

•

Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets

•	Level 3 – Valuations derived from valuation techniques in which one or more significant inputs are unobservable

The Company’s assets and liabilities measured at fair value on a recurring basis are summarized by level in the following tables:

	Fair Value Measurement at January 1, 2011
	Level 1	Level 2	Level 3	Total
Assets
Investments	$59	$25	$3	$87
Derivatives (1)
Interest rate	—	179	—	179
Foreign exchange	—	437	—	437
Other derivatives		1	—	1
Residual Interests	—	—	47	47
Liabilities
Derivatives (1)
Interest rate	—	(17)	—	(17)
Foreign exchange	—	(372)	—	(372)

Total	$59	$253	$50	$362

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

	Fair Value Measurements at October 2, 2010
	Level 1	Level 2	Level 3	Total
Assets
Investments	$42	$42	$2	$86
Derivatives (1)
Interest rate	—	231	—	231
Foreign exchange	—	404	—	404
Residual Interests	—	—	54	54
Liabilities
Derivatives (1)
Interest rate	—	(22)	—	(22)
Foreign exchange	—	(490)	—	(490)
Other	—	—	(1)	(1)

Total	$42	$165	$55	$262

(1)

The Company has a master netting arrangement by counterparty with respect to certain derivative contracts. Contracts in a liability position totaling $168 million and $206 million have been netted against contracts in an asset position in the Condensed Consolidated Balance Sheet at January 1, 2011 and October 2, 2010, respectively.

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

Level 3 residual interests consist of our residual interests in securitized vacation ownership mortgage receivables and are valued using a discounted cash flow model that considers estimated interest rates, discount rates, prepayment, and defaults. There were no material changes in the residual interests in the first quarter of fiscal 2011.

Fair Value of Financial Instruments

In addition to the financial instruments listed above, the Company’s financial instruments also include cash, cash equivalents, receivables, accounts payable and borrowings.

The fair values of cash and cash equivalents, receivables, and accounts payable approximated the carrying values. The estimated fair values of the Company’s total borrowings (current and noncurrent), determined based on broker quotes or quoted market prices or interest rates for the same or similar instruments are $13.5 billion and $13.7 billion at January 1, 2011 and October 2, 2010, respectively.

Transfers of Financial Assets

Through December 4, 2008, the Company sold mortgage receivables arising from sales of its vacation ownership units under a facility that expired on December 4, 2008 and was not renewed. The Company continues to service the sold receivables and has a residual interest in those receivables. As of January 1, 2011, the outstanding principal amount for sold mortgage receivables was $291 million, and the carrying value of the Company’s residual interest, which is recorded in other long-term assets, was $47 million.

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

The Company repurchases defaulted mortgage receivables at their outstanding balance. The Company did not make material repurchases in the quarters ended January 1, 2011 or January 2, 2010. The Company generally has been able to sell the repurchased vacation ownership units for amounts that exceed the amounts at which they were repurchased.

The Company also provides credit support for up to 70% of the outstanding balance of the sold mortgage receivables which the mortgage receivable acquirer may draw on in the event of losses under the facility. The Company maintains a reserve for estimated credit losses related to these receivables.

14.	Derivative Instruments

The Company manages its exposure to various risks of its ongoing business operations according to a risk management policy. The primary risks managed with derivative instruments are interest rate risk and foreign exchange risk.

The following table summarizes the fair value of the Company’s derivative positions as of January 1, 2011:

	Current Assets	Other Assets	Other Accrued Liabilities	Other Long-Term Liabilities
Derivatives designated as hedges
Foreign exchange	$87	$52	$(179)	$(127)
Interest rate	9	170	—	—
Derivatives not designated as hedges
Foreign exchange	100	198	(43)	(23)
Interest rate	—	—	—	(17)
Other	1	—	—	—

Gross fair value of derivatives	197	420	(222)	(167)
Counterparty netting	(106)	(62)	106	62

Total Derivatives (1)	$91	$358	$(116)	$(105)

The following table summarizes the fair value of the Company’s derivative positions as of October 2, 2010:

	Current Assets	Other Assets	Other Accrued Liabilities	Other Long-Term Liabilities
Derivatives designated as hedges
Foreign exchange	$78	$65	$(210)	$(104)
Interest rate	13	218	—	—
Derivatives not designated as hedges
Foreign exchange	80	181	(140)	(36)
Interest rate	—	—	—	(22)

Gross fair value of derivatives	171	464	(350)	(162)
Counterparty netting	(121)	(85)	130	76

Total Derivatives (1)	$50	$379	$(220)	$(86)

(1)	Refer to Note 13 for further information on derivative fair values and counterparty netting.

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

The Company designates pay-floating interest rate swaps as fair value hedges of fixed-rate borrowings effectively converting fixed-rate borrowings to variable rate borrowings indexed to LIBOR. As of January 1, 2011 and October 2, 2010, the total notional amount of the Company’s pay-floating interest rate swaps was both $1.5 billion. The following table summarizes adjustments related to fair value hedges included in net interest expense in the Consolidated Statements of Income.

	Quarter Ended
	January 1, 2011	January 2, 2010
Gain (loss) on interest rate swaps	$(53)	$(43)
Gain (loss) on hedged borrowings	53	43

The Company may designate pay-fixed interest rate swaps as cash flow hedges of interest payments on floating-rate borrowings. Pay-fixed swaps effectively convert floating-rate borrowings to fixed-rate borrowings. The unrealized gain or losses from these cash flow hedges are deferred in accumulated other comprehensive income (AOCI) and recognized in interest expense as the interest payments occur. The Company did not have pay-fixed interest rate swaps that were designated as cash flow hedges of interest payments at January 1, 2011 and at October 2, 2010.

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

The Company designates foreign exchange forward and option contracts as cash flow hedges of firmly committed and forecasted foreign currency transactions. As of January 1, 2011 and October 2, 2010, the notional amounts of the Company’s net foreign exchange cash flow hedges were $3.2 billion and $2.8 billion, respectively. Mark to market gains and losses on these contracts are deferred in AOCI and are recognized in earnings when the hedged transactions occur, offsetting changes in the value of the foreign currency transactions. Gains and losses recognized related to ineffectiveness for the quarters ended January 1, 2011 and January 2, 2010 were not material. Deferred losses recorded in AOCI for contracts that will mature in the next twelve months totaled $92 million. The following table summarizes the pre-tax adjustments to AOCI for foreign exchange cash flow hedges.

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

	Quarter Ended
	January 1, 2011	January 2, 2010
Gain (loss) recorded in AOCI	$(75)	$(14)
Reclassification of (gains) losses from AOCI into revenues and costs and expenses	24	27

Net change in AOCI	$(51)	$13

Foreign exchange risk management contracts with respect to foreign currency assets and liabilities are not designated as hedges and do not qualify for hedge accounting. The notional amounts of these foreign exchange contracts at January 1, 2011 and October 2, 2010 were $2.6 billion and $2.2 billion, respectively. During the quarters ended January 1, 2011 and January 2, 2010, the Company recognized a net gain of $20 million and a net loss of $4 million, respectively, in costs and expenses on these foreign exchange contracts which offset a net loss of $25 million and a net gain of $10 million on the related economic exposures for the quarters ended January 1, 2011 and January 2, 2010, respectively.

Commodity Price Risk Management

The Company is subject to the volatility of commodities prices and designates certain commodity forward contracts as cash flow hedges of forecasted commodity purchases. Mark to market gains and losses on these contracts are deferred in AOCI and are recognized in earnings when the hedged transactions occur, offsetting changes in the value of commodity purchases. The fair value of the commodity hedging contracts was not material at January 1, 2011.

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

The notional amounts of these contracts at January 1, 2011 and October 2, 2010 were $209 million and $218 million, respectively. For the quarters ended January 1, 2011 and January 2, 2010, the gain and loss recognized in income were not material.

Contingent Features

The Company’s derivative financial instruments may require the Company to post collateral in the event that a net liability position with a counterparty exceeds limits defined by contract and that vary with Disney’s credit rating. If the Company’s credit ratings were to fall below investment grade, such counterparties would have the right to terminate our derivative contracts, which could lead to a net payment to or from the Company for the aggregate net value by counterparty of our derivative contracts. The aggregate fair value of derivative instruments with credit-risk-related contingent features in a net liability position by counterparty were $221 million and $306 million on January 1, 2011 and October 2, 2010, respectively.

15.	Restructuring and Impairment Charges

The Company recorded $12 million of restructuring and impairment charges in the current quarter. In the prior-year quarter, restructuring and impairment charges totaling $105 million primarily related to organizational and cost structure initiatives at our Media Networks and Studio Entertainment segments

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

including actions taken in connection with a change in Studio segment leadership. Restructuring charges of $66 million were primarily severance and related costs while impairment charges of $39 million consisted of write-offs of capitalized costs related to abandoned film projects.

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

Overview

Seasonality

Business Segment Results

Other Financial Information

Financial Condition

Commitments and Contingencies

Other Matters

Market Risk

OVERVIEW

Our summary consolidated results are presented below:

	Quarter Ended		% Change Better/ (Worse)
(in millions, except per share data)	January 1, 2011	January 2, 2010
Revenues	$10,716	$9,739	10%
Costs and expenses	(8,776)	(8,325)	(5) %
Restructuring and impairment charges	(12)	(105)	89%
Other income	75	27	nm
Net interest expense	(95)	(103)	8%
Equity in the income of investees	156	89	75%

Income before income taxes	2,064	1,322	56%
Income taxes	(730)	(478)	(53) %

Net income	1,334	844	58%
Less: Net income attributable to noncontrolling interests	(32)	—	nm

Net income attributable to Disney	$1,302	$844	54%

Diluted earnings per share	$0.68	$0.44	55%

Quarter Results

Diluted earnings per share (EPS) increased 55% for the quarter driven by improved operating results. Improved operating results reflected higher advertising revenues at ESPN and the owned television stations, increased fees from Multi-channel Video Service Providers (MVSP) (Affiliate Fees), increased guest spending and volumes at our domestic and international parks and resorts, higher licensing revenue due to strength from Toy Story and Marvel merchandise, lower film cost write-downs, lower distribution and marketing costs and the success of Toy Story 3 at our home entertainment business. These increases were partially offset by higher programming costs at ESPN and increased operating expenses at our domestic parks and resorts.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

The Company recorded $12 million of restructuring and impairment charges in the current quarter and gains on the sale of Miramax and BASS totaling $75 million. The table below shows the pretax and after tax impact of these items.

	Benefit / (Expense)
	Pretax	Tax Effect	After Tax
Restructuring and impairment charges	$(12)	$31	$19
Gains on sales of businesses	75	(107)	(32)

	$63	$(76)	$(13)

Restructuring and impairment charges include an impairment related to assets that had tax basis significantly in excess of the book value resulting in a $31 million tax benefit on the restructuring and impairment charges. Our book value of Miramax included allocated goodwill totaling $217 million which is not tax deductible. Accordingly, the taxable gain on the sales of these businesses exceeded the $75 million book gain resulting in the tax expense of $107 million. These items collectively had no impact on EPS.

In the prior year quarter, the Company recorded restructuring and impairment charges totaling $105 million and a gain on the sale of an investment in a television service in Europe of $27 million. The charges primarily related to organizational and cost structure initiatives at our Media Networks and Studio Entertainment segments including actions taken in connection with a change in Studio segment leadership. Restructuring charges of $66 million were primarily severance and related costs while impairment charges of $39 million consisted of write-offs of capitalized costs related to abandoned film projects. These items collectively had a net adverse impact of $0.03 on EPS.

SEASONALITY

The Company’s businesses are subject to the effects of seasonality. Consequently, the operating results for the quarter ended January 1, 2011 for each business segment, and for the Company as a whole, are not necessarily indicative of results to be expected for the full year.

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

BUSINESS SEGMENT RESULTS

The Company evaluates the performance of its operating segments based on segment operating income, which is shown below along with segment revenues:

	Quarter Ended		%Change Better/ (Worse)
(in millions)	January 1, 2011	January 2, 2010
Revenues:
Media Networks	$4,645	$4,175	11%
Parks and Resorts	2,868	2,662	8%
Studio Entertainment	1,932	1,935	— %

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

Consumer Products	922	746	24%
Interactive Media	349	221	58%

	$10,716	$9,739	10%

Segment operating income (loss):
Media Networks	$1,066	$724	47%
Parks and Resorts	468	375	25%
Studio Entertainment	375	243	54%
Consumer Products	312	243	28%
Interactive Media	(13)	(10)	(30) %

	$2,208	$1,575	40%

The following table reconciles segment operating income to income before income taxes:

	Quarter Ended		%Change Better/ (Worse)
(in millions)	January 1, 2011	January 2, 2010
Segment operating income	$2,208	$1,575	40%
Corporate and unallocated shared expenses	(112)	(72)	(56) %
Restructuring and impairment charges	(12)	(105)	89%
Other income	75	27	nm
Net interest expense	(95)	(103)	8%

Income before income taxes	$2,064	$1,322	56%

Depreciation expense is as follows:

	Quarter Ended		%Change Better/ (Worse)
(in millions)	January 1, 2011	January 2, 2010
Media Networks
Cable Networks	$31	$31	— %
Broadcasting	24	23	(4) %

Total Media Networks	55	54	(2) %

Parks and Resorts
Domestic	206	211	2%
International	79	88	10%

Total Parks and Resorts	285	299	5%

Studio Entertainment	17	14	(21) %
Consumer Products	12	6	nm
Interactive Media	5	7	29%
Corporate	38	31	(23) %

Total depreciation expense	$412	$411	— %

Amortization of intangible assets is as follows:

	Quarter Ended		%Change Better/ (Worse)
(in millions)	January 1, 2011	January 2, 2010
Media Networks	$2	$2	— %
Parks and Resorts	—	—	nm

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

Studio Entertainment	10	3	nm
Consumer Products	14	2	nm
Interactive Media	9	5	(80) %

Total amortization of intangible assets	$35	$12	nm

Media Networks

Operating results for the Media Networks segment are as follows:

	Quarter Ended		% Change Better/ (Worse)
(in millions)	January 1, 2011	January 2, 2010
Revenues
Affiliate Fees	$1,850	$1,697	9%
Advertising	2,261	1,950	16%
Other	534	528	1%

Total revenues	4,645	4,175	11%
Operating expenses	(3,127)	(2,968)	(5) %
Selling, general, administrative and other	(551)	(516)	(7) %
Depreciation and amortization	(57)	(56)	(2) %
Equity in the income of investees	156	89	75%

Operating Income	$1,066	$724	47%

Revenues

The 9% increase in Affiliate Fees was driven by an increase of 7% from contractual rate increases at Cable Networks.

Higher advertising revenues were due to an increase of $254 million at Cable Networks from $841 million to $1,095 million and an increase of $57 million at Broadcasting from $1,109 million to $1,166 million. The increase at Cable Networks was driven by a 17% increase due to higher rates and a 10% increase due to higher units sold. The increase at Broadcasting reflected an increase of 5% due to higher local television advertising. Advertising revenues at the ABC Television Network decreased slightly as the impact of lower ratings and the shift of the Rose Bowl to ESPN were largely offset by higher advertising rates.

Costs and Expenses

Operating expenses include an increase in programming and production costs of $102 million from $2,613 million to $2,715 million. At Cable Networks an increase in programming and production spending of $201 million was driven by higher sports rights costs due to new college sports programming and contractual rate increases for key contracts. At Broadcasting programming and production spending decreased $99 million driven by a shift of college sports programming to ESPN and lower news and daytime production costs.

The increase in selling, general, administrative and other costs and expenses were driven by higher marketing costs at ESPN.

Segment Operating Income

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

Segment operating income increased 47%, or $342 million, to $1.1 billion. The increase was primarily due to higher advertising sales, increased affiliate fees, and higher equity in the income of investees, partially offset by higher programming costs. Segment operating income includes income from equity investees of $156 million for the current quarter compared to $89 million in the prior-year quarter. Higher equity in the income of investees was driven by higher affiliate and advertising revenue and lower programming and restructuring costs at A&E/Lifetime.

The following table provides supplemental revenue and segment operating income detail for the Media Networks segment:

	Quarter Ended		% Change Better/ (Worse)
(in millions)	January 1, 2011	January 2, 2010
Revenues:
Cable Networks	$3,068	$2,654	16%
Broadcasting	1,577	1,521	4%

	$4,645	$4,175	11%

Segment operating income:
Cable Networks	$771	$544	42%
Broadcasting	295	180	64%

	$1,066	$724	47%

Restructuring and impairment charges

The Company recorded charges totaling $3 million and $34 million for the current quarter and prior-year quarter, respectively. The charges in the prior-year quarter included severance and related costs. These charges were reported in “Restructuring and impairment charges” in the Consolidated Statements of Income.

Parks and Resorts

Operating results for the Parks and Resorts segment are as follows:

	Quarter Ended		% Change Better/ (Worse)
(in millions)	January 1, 2011	January 2, 2010
Revenues
Domestic	$2,249	$2,063	9%
International	619	599	3%

Total revenues	2,868	2,662	8%
Operating expenses	(1,750)	(1,642)	(7) %
Selling, general, administrative and other	(365)	(346)	(5) %
Depreciation and amortization	(285)	(299)	5%

Operating Income	$468	$375	25%

Revenues

Parks and Resorts revenues increased 8%, or $206 million, to $2.9 billion due to an increase of $186 million at our domestic operations and an increase of $20 million at our international operations.

The increase in revenue at our domestic operations reflected a 6% increase due to higher guest spending and a 2% volume increase from higher hotel occupancy and theme park attendance. Higher

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

guest spending was primarily due to higher average ticket prices and increased food and beverage and merchandise spending.

Higher revenues at our international operations reflected a 4% increase due to increased guest spending which was driven by higher food and beverage spending and increased average daily hotel room rates, a 3% volume increase driven by hotel occupancy and theme park attendance and a 2% increase related to sales of real estate. These improvements were partially offset by a 6% unfavorable impact of foreign currency translation as a result of the strengthening of the U.S. dollar against the Euro.

The following table presents supplemental park and hotel statistics:

	Domestic		International (2)		Total
	Quarter Ended		Quarter Ended		Quarter Ended
	January 1, 2011	January 2, 2010	January 1, 2011	January 2, 2010	January 1, 2011	January 2, 2010
Parks
Increase/(decrease)
Attendance	2%	9%	3%	(10) %	2%	4%
Per Capita Guest Spending	8%	(4) %	(5) %	10%	5%	(1) %
Hotels (1)
Occupancy	85%	81%	85%	78%	85%	81%
Available Room Nights (in thousands)	2,382	2,385	621	621	3,003	3,006
Per Room Guest Spending	$242	$232	$285	$291	$251	$244

(1)

Per room guest spending consists of the average daily hotel room rate as well as guest spending on food, beverage and merchandise at the hotels. Hotel statistics include rentals of Disney Vacation Club units.

(2)

Per capita guest spending and per room guest spending include the impact of foreign currency translation. Guest spending statistics for Disneyland Paris were converted from Euros into US Dollars at weighted average exchange rates of $1.36 and $1.48 for quarters ended January 1, 2011 and January 2, 2010, respectively.

Costs and Expenses

Operating expenses included an increase in operating labor of $40 million from $823 million to $863 million driven by labor cost inflation, higher pension and healthcare costs, higher cost of sales due to volume increases and higher costs in connection with the January launch of the Disney Dream and scheduled dry-dock maintenance. These increases were partially offset by a favorable impact of foreign currency translation as a result of the strengthening of the U.S. dollar against the Euro.

The increase in selling, general, administrative and other costs and expenses was driven by labor cost inflation as well as increased marketing costs.

Segment Operating Income

Segment operating income increased 25%, or $93 million, to $468 million due to increases at our domestic and international parks and resorts, partially offset by a decrease at Disney Cruise Line.

Studio Entertainment

Operating results for the Studio Entertainment segment are as follows:

	Quarter Ended		% Change Better/ (Worse)
(in millions)	January 1, 2011	January 2, 2010

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

Revenues
Theatrical distribution	$329	$432	(24) %
Home entertainment	1,043	993	5%
Television distribution and other	560	510	10%

Total revenues	1,932	1,935	— %
Operating expenses	(899)	(967)	7%
Selling, general, administrative and other	(631)	(708)	11%
Depreciation and amortization	(27)	(17)	(59) %

Operating Income	$375	$243	54%

Revenues

The decrease in theatrical distribution revenue reflected the strong international performance of Up in the prior-year quarter. Other significant titles included Disney’s Christmas Carol and Princess and the Frog in the prior-year quarter while the current quarter included Tangled and Tron: Legacy.

Home entertainment revenue growth reflected a 15% increase due to higher unit sales and a 2% increase due to higher net effective pricing. Net effective pricing is the wholesale selling price adjusted for discounts, sales incentives and returns. The increased unit sales in the current quarter were driven by the strong worldwide performance of Toy Story 3 compared to Up in the prior-year quarter, which had been released in fewer international markets. These increases were partially offset by a decrease due to a change in the transfer pricing arrangement between Studio Entertainment and Media Networks on home entertainment sales of Media Networks product. See Note 2 to the Condensed Consolidated Financial Statements.

The increase in television distribution and other revenue was primarily due to the inclusion of Marvel.

Costs and Expenses

Operating expenses for the current quarter included film cost amortization of $423 million which was comparable to the prior-year quarter as an increase driven by the addition of Marvel was offset by lower film cost write-downs in the current quarter. The decrease in other operating expenses was driven by a decrease due to the change in the transfer pricing arrangement as discussed above and lower distribution costs at our theatrical business, partially offset by increased cost of goods sold driven by higher home entertainment unit sales.

The decrease in selling, general, administrative and other costs was primarily due to lower marketing expenses at our theatrical and home entertainment businesses including the impact of cost reduction initiatives.

Segment Operating Income

Segment operating income increased 54%, or $132 million, to $375 million primarily due to the improvement at our home entertainment business and lower film cost write-downs.

Restructuring and impairment charges

The Company recorded charges totaling $67 million for the prior-year quarter reflecting the write-off of capitalized costs related to abandoned film projects and severance and related costs. These charges were reported in “Restructuring and impairment charges” in the Consolidated Statements of Income.

Consumer Products

Operating results for the Consumer Products segment are as follows:

	Quarter Ended		% Change Better/ (Worse)
(in millions)	January 1, 2011	January 2, 2010

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

Revenues
Licensing and publishing	$517	$412	25%
Retail and other	405	334	21%

Total revenues	922	746	24%
Operating expenses	(402)	(348)	(16) %
Selling, general, administrative and other	(182)	(147)	(24) %
Depreciation and amortization	(26)	(8)	nm

Operating Income	$312	$243	28%

Revenues

The increase in licensing and publishing revenue was primarily due to an increase of $125 million resulting from the acquisition of Marvel and the strong performance of Toy Story merchandise.

Higher retail and other revenues were driven by a $40 million increase due to the acquisition of The Disney Store Japan and an increase of $28 million at our domestic retail business driven by higher comparable store sales.

Costs and Expenses

Operating expenses included an increase of $31 million in cost of goods sold, from $174 million to $205 million, driven by the acquisition of The Disney Store Japan and sales of Marvel merchandise. The increase in other operating costs was driven by the addition of Marvel.

The increase in selling, general, administrative and other was driven by the acquisition of Marvel in fiscal year 2010 as was the increase in depreciation and amortization.

Operating Income

Segment operating income increased 28%, or $69 million, to $312 million due to an increase at our licensing business driven by the strength of Toy Story merchandise and the acquisition of Marvel and improved results at our domestic retail business.

Interactive Media

Operating results for the Interactive Media segment are as follows:

	Quarter Ended		% Change Better/ (Worse)
(in millions)	January 1, 2011	January 2, 2010
Revenues
Game sales and subscriptions	$296	$172	72%
Advertising and other	53	49	8%

Total revenues	349	221	58%
Operating expenses	(204)	(151)	(35) %
Selling, general, administrative and other	(144)	(68)	nm
Depreciation and amortization	(14)	(12)	(17) %

Operating Loss	$(13)	$(10)	(30) %

Revenues

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

The increase in game sales and subscription revenue reflected a 39% increase due to higher unit sales and a 27% increase due to higher net effective pricing of self-published console games reflecting the strong performance of Epic Mickey and Toy Story 3 in the current quarter.

Higher advertising and other revenue was driven by an increase at our mobile phone service business in Japan.

Costs and Expenses

Operating expense included increases in product development expense of $24 million due to the acquisition of Playdom and in costs of goods sold of $19 million driven by higher console games sales volumes. The increase in other operating costs was driven by the addition of Playdom.

The increase in selling, general, administrative and other costs was primarily due to higher sales and marketing costs driven by the release of Epic Mickey and the impact of acquisition accounting for Playdom.

Operating Loss

Segment operating loss was $13 million compared to $10 million in the prior-year quarter as increased console game sales were more than offset by the inclusion of results for Playdom in the current quarter, which reflected the impact of acquisition accounting.

OTHER FINANCIAL INFORMATION

Corporate and Unallocated Shared Expenses

Corporate and unallocated shared expenses increased 56%, from $72 million to $112 million, driven by the timing of expenses and higher compensation related costs.

Net Interest Expense

Net interest expense is as follows:

	Quarter Ended		% Change Better/ (Worse)
(in millions)	January 1, 2011	January 2, 2010
Interest expense	$(100)	$(118)	15%
Interest and investment income	5	15	(67) %

Net interest expense	$(95)	$(103)	8%

The decrease in interest expense for the quarter was primarily due to higher capitalized interest driven by higher capital spending. The decrease in interest and investment income reflected write downs of investments in the current quarter.

Income Taxes

The effective income tax rate is as follows:

	Quarter Ended		Change Better/ (Worse)
	January 1, 2011	January 2, 2010
Effective Income Tax Rate	35.4%	36.2%	0.8 ppt

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

The decrease in effective tax rate for the quarter was driven by benefits from the favorable resolution of certain income tax matters and from an increase in the domestic production deduction rate, partially offset by the net tax impact of the impairment charges and sale of businesses discussed above.

Noncontrolling Interests

Net income attributable to noncontrolling interests is as follows:

	Quarter Ended		% Change Better/ (Worse)
(in millions)	January 1, 2011	January 2, 2010
Net income attributable to noncontrolling interests	$(32)	$—	nm

The increase in net income attributable to noncontrolling interests was due to improved operating results at ESPN, Hong Kong Disneyland and Disneyland Paris. Net income attributable to noncontrolling interests is determined on income after royalties, financing costs and income taxes.

FINANCIAL CONDITION

The change in cash and cash equivalents is as follows:

	Quarter Ended		Change Better/(Worse)
(in millions)	January 1, 2011	January 2, 2010
Cash provided by operations	$1,119	$915	$204
Cash used in investing activities	(881)	(2,540)	1,659
Cash provided by financing activities	99	1,426	(1,327)
Impact of exchange rates on cash and cash equivalents	(20)	(14)	(6)

Increase/(decrease) in cash and cash equivalents	$317	$(213)	$530

Operating Activities

Cash provided by operating activities of $1.1 billion for the current quarter increased 22% as compared to the prior-year quarter. The increase was primarily due to higher operating cash receipts driven by the timing of receivable collections at our Media Networks and Consumer Products businesses and higher revenues at Parks and Resorts, partially offset by higher cash payments at Corporate and our Media Networks, Parks and Resorts and Consumer Products businesses. The increase in cash payments at Corporate and our Media Networks businesses was driven by the timing of accounts payable disbursements. The increase in cash payments at Parks and Resorts was driven by higher volumes, while the increase in cash payments at Consumer Products was driven by the acquisitions of the Disney Store Japan and Marvel which were acquired subsequent to the prior-year quarter.

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

The Company’s film and television production and programming activity for the quarter ended January 1, 2011 and January 2, 2010 are as follows:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

	Quarter Ended
(in millions)	January 1, 2011	January 2, 2010
Beginning balances:
Production and programming assets	$5,451	$5,756
Programming liabilities	(990)	(1,040)

	4,461	4,716

Spending:
Film and television production	781	839
Broadcast programming	1,664	1,597

	2,445	2,436

Amortization:
Film and television production	(834)	(874)
Broadcast programming	(1,705)	(1,598)

	(2,539)	(2,472)

Change in film and television production and programming costs	(94)	(36)
Other non-cash activity	(45)	228

Ending balances:
Production and programming assets	5,469	6,083
Programming liabilities	(1,147)	(1,175)

	$4,322	$4,908

Investing Activities

Investing activities consist principally of investments in parks, resorts, and other property and acquisition and divestiture activity.

During the quarter ended January 1, 2011 and January, 2, 2010, investments in parks, resorts and other properties were as follows:

	Quarter Ended
(in millions)	January 1, 2011	January 2, 2010
Media Networks
Cable Networks	$12	$11
Broadcasting	21	11

Total Media Networks	33	22

Parks and Resorts
Domestic	1,012	193
International	76	36

Total Parks and Resorts	1,088	229

Studio Entertainment	24	15
Consumer Products	13	13
Interactive Media	4	4
Corporate	51	24

Total investment in parks, resorts and other property	$1,213	$307

Capital expenditures for the Parks and Resorts segment are principally for theme park and resort expansion, new rides and attractions, cruise ships, recurring capital and capital improvements. The

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

increase in capital expenditures at Parks and Resorts reflected the final payment on our new cruise ship, the Disney Dream, theme park and resort expansions and new guest offerings at Walt Disney World Resort, Hong Kong Disneyland Resort, and Disney California Adventure and the construction of our Aulani resort in Hawaii.

Capital expenditures at Media Networks primarily reflect investments in facilities and equipment for expanding and upgrading broadcast centers, production facilities, and television station facilities.

Capital expenditures at Corporate primarily reflect investments in information technology and other equipment and corporate facilities. The increase in fiscal 2011 was driven by investments in equipment and corporate facilities.

Other Investing Activities

During the current quarter, proceeds from dispositions totaled $556 million primarily due to the sale of Miramax, partially offset by acquisitions totaling $163 million which included additional payments related to the acquisition of Playdom, Inc.

During the prior-year quarter, acquisitions totaled $2.3 billion due to the acquisition of Marvel Entertainment, Inc.

Financing Activities

Cash provided by financing activities was $99 million for the current quarter compared to $1.4 billion for the prior-year quarter. The decrease of $1.3 billion was driven by lower net borrowings and higher repurchases of common stock, partially offset by higher proceeds from exercises of stock options.

During the quarter ended January 1, 2011, the Company’s borrowing activity was as follows:

	October 2, 2010	Additions	Payments	Other Activity	January 1, 2011
Commercial paper borrowings	$1,190	$496	$—	$—	$1,686
U.S. medium-term notes	6,815	—	—	1	6,816
European medium-term notes	273	—	—	5	278
Other foreign currency denominated debt	965	—	—	25	990
Other(1)	651	—	(34)	(63)	554
Euro Disney borrowings(2)	2,113	—	(31)	(46)	2,036
Hong Kong Disneyland borrowings(3)	473	—	—	(78)	395

Total	$12,480	$496	$(65)	$(156)	$12,755

(1)	The other activity is primarily market value adjustments for debt with qualifying hedges.
(2)	The other activity is primarily the impact of foreign currency translation as a result of the strengthening of the U.S. dollar against the Euro.
(3)	The other activity is due to the conversion of the HKSAR’s loan to equity pursuant to the capital realignment and expansion plan.

The Company’s bank facilities as of January 1, 2011 were as follows:

(in millions)	Committed Capacity	Capacity Used	Unused Capacity
Bank facilities expiring February 2011	$2,225	$224	$2,001
Bank facilities expiring February 2013	2,250	—	2,250

Total	$4,475	$224	$4,251

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

These bank facilities allow for borrowings at LIBOR-based rates plus a spread, which depends on the Company’s public debt rating and can range from 0.18% to 4.50%. The Company also has the ability to issue up to $800 million of letters of credit under the facility expiring in February 2011, which if utilized, reduces available borrowings under this facility. As of January 1, 2011, $224 million of letters of credit had been issued under this facility.

The Company may use commercial paper borrowings up to the amount of its unused bank facilities, in conjunction with term debt issuance and operating cash flow, to retire or refinance other borrowings before or as they come due.

On December 1, 2010, the Company declared a $756 million dividend ($0.40 per share) related to fiscal 2010 for shareholders of record on December 13, 2010, which was paid on January 18, 2011. The Company paid a $653 million dividend ($0.35 per share) during the second quarter of fiscal 2010 related to fiscal 2009.

During the quarter ended January 1, 2011, the Company repurchased 22 million shares of its common stock for $797 million. As of January 1, 2011, the Company had remaining authorization in place to repurchase 77 million additional shares. The repurchase program does not have an expiration date.

We believe that the Company’s financial condition is strong and that its cash balances, other liquid assets, operating cash flows, access to debt and equity capital markets and borrowing capacity, taken together, provide adequate resources to fund ongoing operating requirements and future capital expenditures related to the expansion of existing businesses and development of new projects. However, the Company’s operating cash flow and access to the capital markets can be impacted by macroeconomic factors outside of its control. In addition to macroeconomic factors, the Company’s borrowing costs can be impacted by short- and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on the Company’s performance as measured by certain credit metrics such as interest coverage and leverage ratios. As of January 1, 2011, Moody’s Investors Service’s long- and short-term debt ratings for the Company were A2 and P-1, respectively, with stable outlook; Standard & Poor’s long- and short-term debt ratings for the Company were A and A-1, respectively, with stable outlook; and Fitch’s long- and short-term debt ratings for the Company were A and F-1, respectively, with stable outlook. The Company’s bank facilities contain only one financial covenant, relating to interest coverage, which the Company met on January 1, 2011, by a significant margin. The Company’s bank facilities also specifically exclude certain entities, such as Euro Disney and Hong Kong Disneyland, from any representations, covenants or events of default.

Euro Disney has annual covenants under its debt agreements that limit its investment and financing activities and require it to meet certain financial performance covenants. Euro Disney was in compliance with these covenants for fiscal 2010.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

Guarantees

See Note 11 to the Condensed Consolidated Financial Statements for information regarding the Company’s guarantees.

Tax Matters

As disclosed in Note 10 to the Consolidated Financial Statements in the 2010 Annual Report on Form 10-K, the Company has exposure for certain tax matters.

Contractual Commitments

Refer to Note 15 in the Consolidated Financial Statements in the 2010 Annual Report on Form 10-K for information regarding the Company’s contractual commitments.

OTHER MATTERS

Accounting Policies and Estimates

We believe that the application of the following accounting policies, which are important to our financial position and results of operations, require significant judgments and estimates on the part of management. For a summary of our significant accounting policies, including the accounting policies discussed below, see Note 2 to the Consolidated Financial Statements in the 2010 Annual Report on Form 10-K.

Film and Television Revenues and Costs

We expense film and television production, participation and residual costs over the applicable product life cycle based upon the ratio of the current period’s revenues to the estimated remaining total revenues (Ultimate Revenues) for each production. If our estimate of Ultimate Revenues decreases, amortization of film and television costs may be accelerated. Conversely, if our estimate of Ultimate Revenues increase, film and television cost amortization may be slowed. For film productions, Ultimate Revenues include revenues from all sources that will be earned within ten years from the date of the initial theatrical release. For television series, Ultimate Revenues include revenues that will be earned within ten years from delivery of the first episode, or if still in production, five years from delivery of the most recent episode, if later.

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

With respect to television series or other television productions intended for broadcast, the most sensitive factor affecting estimates of Ultimate Revenues is the program’s rating and the strength of the advertising market. Program ratings, which are an indication of market acceptance, directly affect the Company’s ability to generate advertising revenues during the airing of the program. In addition,

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

television series’ with greater market acceptance are more likely to generate incremental revenues through the eventual sale of the program rights in the syndication, international and home entertainment markets. Alternatively, poor ratings may result in a television series cancellation, which would require the immediate write-off of any unamortized production costs. A significant decline in the advertising market would also negatively impact our estimates.

We expense the cost of television broadcast rights for acquired movies, series and other programs based on the number of times the program is expected to be aired or on a straight-line basis over the useful life, as appropriate. Amortization of those television programming assets being amortized on a number of airings basis may be accelerated if we reduce the estimated future airings and slowed if we increase the estimated future airings. The number of future airings of a particular program is impacted primarily by the program’s ratings in previous airings, expected advertising rates and availability and quality of alternative programming. Accordingly, planned usage is reviewed periodically and revised if necessary. We amortize rights costs for multi-year sports programming arrangements during the applicable seasons based on the estimated relative value of each year in the arrangement. The estimated values of each year are based on our projection of revenues over the contract period which include advertising revenue and an allocation of affiliate revenue. If the annual contractual payments related to each season approximate each season’s relative value, we expense the related contractual payment during the applicable season. If planned usage patterns or estimated relative values by year were to change significantly, amortization of our sports rights costs may be accelerated or slowed.

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

Revenue Recognition

The Company has revenue recognition policies for its various operating segments that are appropriate to the circumstances of each business. See Note 2 to the Consolidated Financial Statements in the 2010 Annual Report on Form 10-K as for a summary of these revenue recognition policies.

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

We recognize revenues from advance theme park ticket sales when the tickets are used. For non-expiring, multi-day tickets, we recognize revenue over a three-year time period based on estimated usage, which is derived from historical usage patterns. If actual usage is different than our estimated usage, revenues may not be recognized in the periods the related services are rendered. In addition, a change in usage patterns would impact the timing of revenue recognition.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

Pension and Postretirement Medical Plan Actuarial Assumptions

The Company’s pension and postretirement medical benefit obligations and related costs are calculated using a number of actuarial assumptions. Two critical assumptions, the discount rate and the expected return on plan assets, are important elements of expense and/or liability measurement which we evaluate annually. Refer to the 2010 Annual Report on Form 10-K for estimated impacts of changes in these assumptions. Other assumptions include the healthcare cost trend rate and employee demographic factors such as retirement patterns, mortality, turnover and rate of compensation increase.

The discount rate enables us to state expected future cash payments for benefits as a present value on the measurement date. A lower discount rate increases the present value of benefit obligations and increases pension expense. The guideline for setting this rate is high-quality long-term corporate bond rates. The Company’s discount rate was determined by considering the average of pension yield curves constructed of a large population of high quality corporate bonds. The resulting discount rate reflects the matching of plan liability cash flows to the yield curves.

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

The Company tests long-lived assets, including amortizable intangible assets, for impairment whenever events or changes in circumstances (triggering events) indicate that the carrying amount may

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

not be recoverable. Once a triggering event has occurred, the impairment test employed is based on whether the intent is to hold the asset for continued use or to hold the asset for sale. The impairment test for assets held for use requires a comparison of cash flows expected to be generated over the useful life of an asset group against the carrying value of the asset group. An asset group is established by identifying the lowest level of cash flows generated by a group of assets that are largely independent of the cash flows of other assets and could include assets used across multiple businesses or segments. If the carrying value of the asset group exceeds the estimated undiscounted future cash flows, an impairment would be measured as the difference between the fair value of the group’s long-lived assets and the carrying value of the group’s long-lived assets. The impairment is allocated to the long-lived assets of the group on a pro rata basis using the relative carrying amounts, but only to the extent the carrying value of each asset is above its fair value. For assets held for sale, to the extent the carrying value is greater than the asset’s fair value less costs to sell, an impairment loss is recognized for the difference. Determining whether a long-lived asset is impaired requires various estimates and assumptions, including whether a triggering event has occurred, the identification of the asset groups, estimates of future cash flows and the discount rate used to determine fair values. If we had established different asset groups or utilized different valuation methodologies or assumptions, the impairment test results could differ, and we could be required to record impairment charges.

The Company has cost and equity investments. The fair value of these investments is dependent on the performance of the investee companies, as well as volatility inherent in the external markets for these investments. In assessing potential impairment of these investments, we consider these factors, as well as the forecasted financial performance of the investees and market values, where available. If these forecasts are not met or market values indicate an other-than-temporary decline in value, impairment charges may be required.

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

Our objective in managing exposure to foreign currency fluctuations is to reduce volatility of earnings and cash flow in order to allow management to focus on core business issues and challenges. Accordingly, the Company enters into various contracts that change in value as foreign exchange rates change to protect the U.S. dollar equivalent value of its existing foreign currency assets, liabilities, commitments and forecasted foreign currency revenues and expenses. The Company utilizes option strategies and forward contracts that provide for the purchase or sale of foreign currencies to hedge probable, but not firmly committed, transactions. The Company also uses forward and option contracts to hedge foreign currency assets and liabilities. The principal foreign currencies hedged are the Euro, British pound, Japanese yen and Canadian dollar. Cross-currency swaps are used to effectively convert foreign currency denominated borrowings to U.S. dollar denominated borrowings. By policy, the Company maintains hedge coverage between minimum and maximum percentages of its forecasted foreign exchange exposures generally for periods not to exceed four years. The gains and losses on these contracts offset changes in the U.S. dollar equivalent value of the related exposures.

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

Based on their evaluation as of January 1, 2011, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

There have been no changes in our internal controls over financial reporting during the first quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

Since our Form 10-K filing for the year ended October 2, 2010, developments identified below occurred in the following legal proceedings.

Legal Matters

Celador International Ltd. v. The Walt Disney Company. On May 19, 2004, an affiliate of the creator and licensor of the television program, “Who Wants to be a Millionaire,” filed an action against the Company and certain of its subsidiaries, including American Broadcasting Companies, Inc. and Buena Vista Television, LLC, alleging it was damaged by defendants improperly engaging in certain intra-company transactions and charging merchandise distribution expenses, resulting in an underpayment to the plaintiff. On July 7, 2010, the jury returned a verdict for breach of contract against certain subsidiaries of the Company, awarding plaintiff damages of $269.4 million. The Company has stipulated with the plaintiff to an award of prejudgment interest of $50 million, which amount will be reduced prorata should the Court of Appeals reduce the damages amount. On December 21, 2010, the Company’s alternative motions for a new trial and for judgment as a matter of law were denied. Although we cannot predict the ultimate outcome of this lawsuit, the Company believes the jury’s verdict is in error and intends to vigorously pursue its position on appeal, notice of which was filed by the Company on January 14, 2011. On or about January 28, 2011, plaintiff filed a notice of cross-appeal. The Company has determined that it does not have a probable loss under the applicable accounting standard relating to probability of loss for recording a reserve with respect to this litigation and therefore has not recorded a reserve.

The Company, together with, in some instances, certain of its directors and officers, is a defendant or codefendant in various other legal actions involving copyright, breach of contract and various other claims incident to the conduct of its businesses. Management does not expect the Company to suffer any material liability by reason of these actions.

ITEM 1A. Risk Factors

The Private Securities Litigation Reform Act of 1995 (the Act) provides a safe harbor for “forward-looking statements” made by or on behalf of the Company. We may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to our shareholders. All forward-looking statements are made on the basis of management’s views and assumptions regarding future events and business performance as of the time the statements are made and the Company does not undertake any obligation to update its disclosure relating to forward looking matters. Actual results may differ materially from those expressed or implied. Such differences may result from actions taken by the Company, including restructuring or strategic initiatives (including capital investments or asset acquisitions or dispositions), as well as from developments beyond the Company’s control, including: changes in domestic and global economic conditions, competitive conditions and consumer preferences; adverse weather conditions or natural disasters; health concerns; international, political or military developments; and technological developments. Such developments may affect travel and leisure businesses generally and may, among other things, affect the performance of the Company’s theatrical and home entertainment releases, the advertising market for broadcast and cable television programming, expenses of providing medical and pension benefits, demand for our products and performance of some or all company businesses either directly or through their impact on those who distribute our products. Additional factors are discussed in the 2010 Annual Report on Form 10-K under the Item 1A, “Risk Factors.”

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended January 1, 2011:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 3, 2010 – November 6, 2010	10,424,656	$34.47	10,321,000	89 million
November 7, 2010 – December 4, 2010	5,485,995	36.81	5,401,700	84 million
December 5, 2010 – January 1, 2011	6,565,827	37.27	6,502,500	77 million

Total	22,476,478	35.86	22,225,200	77 million

(1)

251,278 shares were purchased on the open market to provide shares to participants in the Walt Disney Investment Plan (WDIP) and Employee Stock Purchase Plan (ESPP). These purchases were not made pursuant to a publicly announced repurchase plan or program.

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
James A. Rasulo, Senior Executive Vice President and Chief Financial Officer

February 8, 2011

Burbank, California

INDEX OF EXHIBITS

Number and Description of Exhibit (Numbers Coincide with Item 601 of Regulation S-K)		Document Incorporated by Reference from a Previous Filing or Filed Herewith, as Indicated below

31(a)	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31(b)	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32(a)	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished

32(b)	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended January 1, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Equity and (v) related notes	Furnished

*    A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.