Form 10-Q
period 2011-04-02
WALT DISNEY CO/
filed 2011-05-10
CIK 1001039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 2, 2011	Commission File Number 1-11605

Incorporated in Delaware	I.R.S. Employer Identification
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

Yes             No    X

There were 1,890,153,714 shares of common stock outstanding as of May 3, 2011.

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

THE WALT DISNEY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited; in millions, except per share data)

	Quarter Ended		Six Months Ended
	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010

Revenues	$9,077	$8,580	$19,793	$18,319

Costs and expenses	(7,549)	(7,068)	(16,325)	(15,393)

Restructuring and impairment charges	—	(71)	(12)	(176)

Other income	—	70	75	97

Net interest expense	(83)	(130)	(178)	(233)

Equity in the income of investees	123	154	279	243

Income before income taxes	1,568	1,535	3,632	2,857

Income taxes	(558)	(537)	(1,288)	(1,015)

Net income	1,010	998	2,344	1,842

Less: Net income attributable to noncontrolling interests	(68)	(45)	(100)	(45)

Net income attributable to The Walt Disney Company (Disney)	$942	$953	$2,244	$1,797

Earnings per share attributable to Disney:
Diluted	$0.49	$0.48	$1.16	$0.93

Basic	$0.50	$0.49	$1.18	$0.94

Weighted average number of common and common equivalent shares outstanding:
Diluted	1,934	1,973	1,930	1,938

Basic	1,899	1,940	1,895	1,903

See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited; in millions, except per share data)

	April 2, 2011	October 2, 2010
ASSETS
Current assets
Cash and cash equivalents	$3,094	$2,722
Receivables	6,075	5,784
Inventories	1,453	1,442
Television costs	878	678
Deferred income taxes	1,051	1,018
Other current assets	669	581

Total current assets	13,220	12,225
Film and television costs	4,609	4,773
Investments	2,499	2,513
Parks, resorts and other property, at cost
Attractions, buildings and equipment	34,832	32,875
Accumulated depreciation	(19,156)	(18,373)

	15,676	14,502
Projects in progress	2,086	2,180
Land	1,136	1,124

	18,898	17,806

Intangible assets, net	5,139	5,081
Goodwill	24,127	24,100
Other assets	2,096	2,708

Total assets	$70,588	$69,206

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and other accrued liabilities	$5,150	$6,109
Current portion of borrowings	4,084	2,350
Unearned royalties and other advances	3,569	2,541

Total current liabilities	12,803	11,000

Borrowings	8,688	10,130
Deferred income taxes	2,841	2,630
Other long-term liabilities	5,944	6,104
Commitments and contingencies
Disney Shareholders’ equity
Preferred stock, $.01 par value
Authorized – 100 million shares, Issued – none	—	—
Common stock, $.01 par value
Authorized – 4.6 billion shares, Issued – 2.7 billion shares	29,938	28,736
Retained earnings	35,814	34,327
Accumulated other comprehensive loss	(1,837)	(1,881)

	63,915	61,182
Treasury stock, at cost 844.8 million shares at April 2, 2011 and 803.1 million shares at October 2, 2010	(25,265)	(23,663)

Total Disney Shareholders’ equity	38,650	37,519
Noncontrolling interests	1,662	1,823

Total equity	40,312	39,342

Total liability and equity	$70,588	$69,206

See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in millions)

	Six Months Ended
	April 2, 2011	April 3, 2010
OPERATING ACTIVITIES
Net income	$2,344	$1,842
Depreciation and amortization	903	847
Gains on dispositions	(75)	(75)
Deferred income taxes	195	235
Equity in the income of investees	(279)	(243)
Cash distributions received from equity investees	295	202
Net change in film and television costs	(184)	(481)
Equity-based compensation	247	272
Impairment charges	10	96
Other	(87)	(78)
Changes in operating assets and liabilities:
Receivables	(21)	(348)
Inventories	(30)	66
Other assets	28	58
Accounts payable and other accrued liabilities	2	330
Income taxes	(280)	(234)

Cash provided by operations	3,068	2,489

INVESTING ACTIVITIES
Investments in parks, resorts and other property	(1,845)	(807)
Proceeds from dispositions	566	115
Acquisitions	(171)	(2,261)
Other	(106)	(25)

Cash used in investing activities	(1,556)	(2,978)

FINANCING ACTIVITIES
Commercial paper borrowings, net	470	974
Reduction of borrowings	(73)	(243)
Dividends	(756)	(653)
Repurchases of common stock	(1,602)	(240)
Exercise of stock options and other	754	421

Cash (used)/provided by financing activities	(1,207)	259

Impact of exchange rates on cash and cash equivalents	67	(112)

Increase/(decrease) in cash and cash equivalents	372	(342)
Cash and cash equivalents, beginning of period	2,722	3,417

Cash and cash equivalents, end of period	$3,094	$3,075

See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(unaudited; in millions)

	Quarter Ended
	April 2, 2011			April 3, 2010
	Disney Shareholders	Non- controlling Interests	Total Equity	Disney Shareholders	Non- controlling Interests	Total Equity

Beginning Balance	$37,797	$1,942	$39,739	$36,180	$1,778	$37,958

Net income	942	68	1,010	953	45	998

Other comprehensive income:
Market value adjustments for hedges and investments	(21)	—	(21)	4	—	4
Pension and postretirement medical adjustments	42	—	42	63	—	63
Foreign currency translation and other	29	16	45	(29)	(11)	(40)

Other comprehensive income	50	16	66	38	(11)	27

Comprehensive income	992	84	1,076	991	34	1,025

Equity compensation activity	667	—	667	526	—	526

Common stock repurchases	(805)	—	(805)	(215)	—	(215)

Distributions and other	(1)	(364)	(365)	(2)	(323)	(325)

Ending Balance	$38,650	$1,662	$40,312	$37,480	$1,489	$38,969

See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (cont’d)

(unaudited; in millions)

	Quarter Ended
	April 2, 2011			April 3, 2010
	Disney Shareholders	Non- controlling Interests	Total Equity	Disney Shareholders	Non- controlling Interests	Total Equity

Beginning Balance	$37,519	$1,823	$39,342	$33,734	$1,691	$35,425

Net income	2,244	100	2,344	1,797	45	1,842

Other comprehensive income:
Market value adjustments for hedges and investments	(54)	—	(54)	20	—	20
Pension and postretirement medical adjustments	78	—	78	90	—	90
Foreign currency translation and other	20	8	28	(25)	(14)	(39)

Other comprehensive income	44	8	52	85	(14)	71

Comprehensive income	2,288	108	2,396	1,882	31	1,913

Equity compensation activity	1,202	—	1,202	870	—	870

Dividends	(756)	—	(756)	(653)	—	(653)

Common stock repurchases	(1,602)	—	(1,602)	(240)	—	(240)

Acquisition of Marvel	—	—	—	1,887	90	1,977

Distributions and other	(1)	(269)	(270)	—	(323)	(323)

Ending Balance	$38,650	$1,662	$40,312	$37,480	$1,489	$38,969

See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

1.	Principles of Consolidation

These Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. We believe that we have included all normal recurring adjustments necessary for a fair statement of the results for the interim period. Operating results for the quarter and six months ended April 2, 2011 are not necessarily indicative of the results that may be expected for the year ending October 1, 2011. Certain reclassifications have been made in the prior year financial statements to conform to the current year presentation.

These financial statements should be read in conjunction with the Company’s 2010 Annual Report on Form 10-K.

In December 1999, DVD Financing, Inc. (DFI), a subsidiary of Disney Vacation Development, Inc. and an indirect subsidiary of the Company, completed a receivables sale transaction that established a facility that permitted DFI to sell receivables arising from the sale of vacation club memberships on a periodic basis. In connection with this facility, DFI prepares separate financial statements, although its separate assets and liabilities are also consolidated in these financial statements. DFI’s ability to sell new receivables under this facility ended on December 4, 2008. (See Note 13 for further discussion of this facility)

The Company enters into relationships or investments with other entities, and in certain instances, the entity in which the Company has a relationship or investment may qualify as a variable interest entity (“VIE”). A VIE is consolidated in the financial statements if the Company has the power to direct activities that most significantly impact the economic performance of the VIE and has the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. Euro Disney and Hong Kong Disneyland are VIEs, and given the nature of the Company’s relationships with these entities, which include management agreements, the Company has consolidated Euro Disney and Hong Kong Disneyland in its financial statements.

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

Beginning with the first quarter of fiscal 2011, the Company made changes to certain transfer pricing arrangements between its business units. The most significant change was to the allocation of home video revenue and distribution costs between the Media Networks and Studio Entertainment segments for home video titles produced by the Media Networks segment and distributed by the Studio Entertainment segment. These changes will generally result in higher revenues, expenses and operating income at our Media Networks segment with offsetting declines at our Studio Entertainment segment.

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

	Quarter Ended		Six Months Ended
	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010
Revenues(1):
Media Networks	$4,322	$3,844	$8,967	$8,019
Parks and Resorts	2,630	2,449	5,498	5,111
Studio Entertainment	1,340	1,536	3,272	3,471
Consumer Products	626	596	1,548	1,342
Interactive Media	159	155	508	376

	$9,077	$8,580	$19,793	$18,319

Segment operating income (loss)(1):
Media Networks	$1,524	$1,306	$2,590	$2,030
Parks and Resorts	145	150	613	525
Studio Entertainment	77	223	452	466
Consumer Products	142	133	454	376
Interactive Media	(115)	(55)	(128)	(65)

	$1,773	$1,757	$3,981	$3,332

(1)

Studio Entertainment segment revenues and operating income include an allocation of Consumer Products and Interactive Media revenues which is meant to reflect royalties on sales of merchandise based on certain Studio film properties. The increases/(decreases) related to these allocations on segment revenues and operating income as reported in the above table are as follows:

	Quarter Ended		Six Months Ended
	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010
Studio Entertainment	$45	$45	$118	$85
Consumer Products	(44)	(41)	(116)	(79)
Interactive Media	(1)	(4)	(2)	(6)

	$—	$—	$—	$—

A reconciliation of segment operating income to income before income taxes is as follows:

	Quarter Ended		Six Months Ended
	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010
Segment operating income	$1,773	$1,757	$3,981	$3,332
Corporate and unallocated shared expenses	(122)	(91)	(234)	(163)
Restructuring and impairment charges	—	(71)	(12)	(176)
Other income	—	70	75	97
Net interest expense	(83)	(130)	(178)	(233)

Income before income taxes	$1,568	$1,535	$3,632	$2,857

3.	Acquisitions

Playdom

On August 27, 2010, the Company acquired Playdom, Inc. (Playdom), a company that develops online social games. This acquisition is designed to strengthen the Company’s digital gaming portfolio and provide access to a new customer base. Total consideration was approximately $563 million, subject to certain conditions and adjustments, of which approximately $115 million will be paid subject to vesting

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

conditions and recognized as post-close compensation expense. Additional consideration of up to $200 million may be paid if Playdom achieves predefined revenue and earnings targets for calendar year 2012. The Company has recognized the fair value (determined by a probability weighting of the potential payouts) of the additional consideration as a liability and subsequent fair value changes, measured quarterly, up to the ultimate amount paid, will be recognized in earnings.

The Company is in the process of finalizing the valuation of the assets acquired and liabilities assumed.

Goodwill

The changes in the carrying amount of goodwill for the six months ended April 2, 2011, are as follows:

	Media Networks	Parks and Resorts	Studio Entertainment	Consumer Products	Interactive Media	Total
Balance at Oct. 2, 2010	$15,737	$171	$5,268	$1,805	$1,119	$24,100
Acquisitions	3	—	—	—	10	13
Disposition	(17)	—	—	—	—	(17)
Other, net	3	—	7	(8)	29	31

Balance at April 2, 2011	$15,726	$171	$5,275	$1,797	$1,158	$24,127

The carrying amount of goodwill at April 2, 2011 and October 2, 2010 includes accumulated impairments of $29 million at Interactive Media.

The Disney Stores Japan

On March 31, 2010, the Company acquired all of the outstanding shares of Retail Networks Company Limited (The Disney Stores Japan) in exchange for a $17 million note. At the time of the acquisition, the Disney Store Japan had a cash balance of $13 million. In connection with the acquisition, the Company recognized a $22 million non-cash gain from the deemed termination of the existing licensing arrangement. The gain is reported in “Other income” in the fiscal 2010 Condensed Consolidated Statements of Income.

4.	Dispositions

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

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

5.	Borrowings

During the six months ended April 2, 2011, the Company’s borrowing activity was as follows:

	October 2, 2010	Additions	Payments	Other Activity	April 2, 2011
Commercial paper borrowings	$1,190	$470	$—	$—	$1,660
U.S. medium-term notes	6,815	—	—	2	6,817
European medium-term notes	273	—	—	1	274
Other foreign currency denominated debt	965	—	—	22	987
Other(1)	651	—	(34)	(97)	520
Euro Disney borrowings(2)	2,113	—	(62)	90	2,141
Hong Kong Disneyland borrowings(3)	473	—	—	(100)	373

Total	$12,480	$470	$(96)	$(82)	$12,772

(1)	The other activity is primarily market value adjustments for debt with qualifying hedges.
(2)	The other activity is primarily the impact of foreign currency translation as a result of the weakening of the U.S. dollar against the Euro.
(3)	The other activity is due to the conversion of a portion of the Government of the Hong Kong Special Administrative Region’s (HKSAR) loan to equity pursuant to a capital realignment and expansion plan.

In February 2011, the Company entered into a new four-year $2.25 billion bank facility with a syndicate of lenders. This facility, in combination with an existing facility that matures in 2013, is used to support commercial paper borrowings. The new facility allows the Company to issue up to $800 million of letters of credit. The bank facilities allow for borrowings at LIBOR-based rates plus a spread depending on the credit default swap spread applicable to the Company’s debt, subject to a cap and a floor that vary with the Company’s public debt rating. The spread above LIBOR can range from 0.33% to 4.50%.

6.	International Theme Park Investments

The Company has a 51% effective ownership interest in the operations of Euro Disney and a 47% ownership interest in the operations of Hong Kong Disneyland, both of which are consolidated in the Company’s financial statements.

The following table presents summarized balance sheet information for the Company as of April 2, 2011, reflecting the impact of consolidating the balance sheets of Euro Disney and Hong Kong Disneyland.

	Before Euro Disney and Hong Kong Disneyland Consolidation	Euro Disney, Hong Kong Disneyland and Adjustments	Total
Cash and cash equivalents	$2,518	$576	$3,094
Other current assets	9,875	251	10,126

Total current assets	12,393	827	13,220
Investments	3,598	(1,099)	2,499
Fixed assets	14,627	4,271	18,898
Other assets	35,856	115	35,971

Total assets	$66,474	$4,114	$70,588

Current portion of borrowings	$3,895	$189	$4,084
Other current liabilities	8,145	574	8,719

Total current liabilities	12,040	763	12,803
Borrowings	6,363	2,325	8,688
Deferred income taxes and other long-term liabilities	8,632	153	8,785
Equity	39,439	873	40,312

Total liabilities and equity	$66,474	$4,114	$70,588

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

The following table presents summarized income statement information of the Company for the six months ended April 2, 2011, reflecting the impact of consolidating the income statements of Euro Disney and Hong Kong Disneyland.

	Before Euro Disney and Hong Kong Disneyland Consolidation	Euro Disney, Hong Kong Disneyland and Adjustments	Total
Revenues	$18,828	$965	$19,793
Cost and expenses	(15,312)	(1,013)	(16,325)
Restructuring and impairment charges	(12)	—	(12)
Other income	75	—	75
Net interest expense	(128)	(50)	(178)
Equity in the income of investees	230	49	279

Income before income taxes	3,681	(49)	3,632
Income taxes	(1,287)	(1)	(1,288)

Net income	$2,394	$(50)	$2,344

The following table presents summarized cash flow statement information of the Company for the six months ended April 2, 2011, reflecting the impact of consolidating the cash flow statements of Euro Disney and Hong Kong Disneyland.

	Before Euro Disney and Hong Kong Disneyland Consolidation	Euro Disney, Hong Kong Disneyland and Adjustments	Total
Cash provided by operations	$3,072	$(4)	$3,068
Investments in parks, resorts and other property	(1,714)	(131)	(1,845)
Cash provided by other investing activities	191	98	289
Cash used by financing activities	(1,145)	(62)	(1,207)
Impact of exchange rates on cash and cash equivalents	49	18	67

Decrease in cash and cash equivalents	453	(81)	372
Cash and cash equivalents, beginning of period	2,065	657	2,722

Cash and cash equivalents, end of period	$2,518	$576	$3,094

On April 8, 2011, the Company and its partner in China announced that the Chinese central government in Beijing had approved an agreement to build and operate a Disney resort in the Pudong district of Shanghai (Shanghai Disney Resort) that will be operated through a joint venture between the Company and its Chinese partner. Shanghai Disney Resort is scheduled to open in approximately five years. There will be a phased investment in the project totaling approximately $3.7 billion over the construction period (24.5 billion yuan) to build the theme park and an additional $0.7 billion (4.5 billion yuan) to build other properties for the resort, including two hotels and a retail, dining and entertainment area. The Company will finance 43%

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

of the initial investment in accordance with its equity ownership percentage. The Company anticipates consolidating Shanghai Disney Resort for financial statement reporting purposes due to the Company’s involvement in the management of the resort.

7.	Pension and Other Benefit Programs

The components of net periodic benefit cost are as follows:

	Pension Plans				Postretirement Medical Plans
	Quarter Ended		Six Months Ended		Quarter Ended		Six Months Ended
	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010
Service cost	$73	$66	$147	$132	$5	$6	$10	$11
Interest cost	104	99	207	198	16	18	33	35
Expected return on plan assets	(110)	(103)	(220)	(207)	(6)	(7)	(12)	(13)
Amortization of prior year service costs	4	4	7	7	—	(1)	(1)	(1)
Recognized net actuarial loss	57	38	114	77	2	1	4	3

Net periodic benefit cost	$128	$104	$255	$207	$17	$17	$34	$35

During the six months ended April 2, 2011, the Company made contributions to its pension and postretirement medical plans totaling $169 million, which included discretionary contributions above the minimum requirements. The Company expects additional pension and postretirement medical plan contributions in fiscal 2011 of approximately $280 million which are expected to include discretionary contributions above the minimum requirements. Final minimum funding requirements for fiscal 2011 will be determined based on a January 1, 2011 funding actuarial valuation which will be available late in fiscal 2011.

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

	Quarter Ended		Six Months Ended
	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010
Shares (in millions):
Weighted average number of common shares outstanding (basic)	1,899	1,940	1,895	1,903
Weighted average dilutive impact of equity-based compensation awards	35	33	35	35

Weighted average number of common and common equivalent shares outstanding (diluted)	1,934	1,973	1,930	1,938

Awards excluded from diluted earnings per share	11	30	6	52

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

9.	Equity

On December 1, 2010, the Company declared a $0.40 per share dividend ($756 million) related to fiscal 2010 for shareholders of record on December 13, 2010, which was paid on January 18, 2011. The Company paid a $0.35 per share dividend ($653 million) during the second quarter of fiscal 2010 related to fiscal 2009.

During the six months ended April 2, 2011, the Company repurchased 42 million shares of its common stock for approximately $1.6 billion. On March 22, 2011, the Company’s Board of Directors increased the repurchase authorization to a total of 400 million shares as of that date. As of April 2, 2011, the Company had remaining authorization in place to repurchase approximately 398 million additional shares. The repurchase program does not have an expiration date.

The Company received proceeds of $1.0 billion and $748 million from the exercise of 38 million and 32 million employee stock options during the first six months of fiscal 2011 and 2010, respectively.

The par value of the Company’s outstanding common stock totaled approximately $27 million.

Accumulated other comprehensive income (loss), net of tax, is as follows:

	April 2, 2011	October 2, 2010
Market value adjustments for investments and hedges	$(149)	$(95)
Foreign currency translation and other	100	80
Unrecognized pension and postretirement medical expense	(1,788)	(1,866)

Accumulated other comprehensive income (loss)(1)	$(1,837)	$(1,881)

(1)	Accumulated other comprehensive income (loss) and components of other comprehensive income (loss) are recorded net of tax using a 37% estimated tax rate

10.	Equity-Based Compensation

The amount of compensation expense related to stock options, stock appreciation rights and restricted stock units (RSUs) is as follows:

	Quarter Ended		Six Months Ended
	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010
Stock options/rights	$45	$55	$100	$122
RSUs	79	82	156	150

Total equity-based compensation expense	$124	$137	$256	$272

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

Unrecognized compensation cost related to unvested stock options/rights and RSUs totaled approximately $281 million and $828 million, respectively, as of April 2, 2011.

In January 2011, the Company made equity compensation grants, which included its regular annual grant, consisting of 10.4 million stock options and 12.5 million RSUs, of which 0.4 million RSUs included market and/or performance conditions.

In March 2011, shareholders of the Company approved the 2011 Stock Incentive Plan, which increased the number of shares authorized to be awarded as grants by 64 million shares.

The weighted average grant date fair values of options issued during the six months ended April 2, 2011, and April 3, 2010, were $10.96 and $9.42, respectively.

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

Contractual Guarantees

The Company has guaranteed bond issuances by the Anaheim Public Authority that were used by the City of Anaheim to finance construction of infrastructure and a public parking facility adjacent to the Disneyland Resort. Revenues from sales, occupancy and property taxes from the Disneyland Resort and non-Disney hotels are used by the City of Anaheim to repay the bonds. In the event of a debt service shortfall, the Company will be responsible to fund the shortfall. As of April 2, 2011, the remaining debt service obligation guaranteed by the Company was $362 million, of which $90 million was principal. To the extent that tax revenues exceed the debt service payments in subsequent periods, the Company would be reimbursed for any previously funded shortfalls. To date, tax revenues have exceeded the debt service payments for the Anaheim bonds.

ESPN STAR Sports, a joint venture in which ESPN owns a 50% equity interest, has an agreement for global programming rights to International Cricket Council events from 2007 through 2015. Under

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

the terms of the agreement, ESPN and the other joint-venture partner have jointly guaranteed the programming rights obligation of approximately $0.7 billion over the remaining term of the agreement.

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

The Company estimates the allowance for credit losses related to receivables for the sale of syndicated programming based upon a number of factors, including historical experience, and an ongoing review of the financial condition of individual companies with which we do business. The balance of syndication receivables recorded in other non-current assets was approximately $0.7 billion, net of an immaterial allowance for credit losses as of April 2, 2011. The activity in the current period related to the allowance for credit losses was also not material.

The Company estimates the allowance for credit losses related to receivables for sales of its vacation ownership units based primarily on historical collection experience. Projections of uncollectible amounts are also based on consideration of the economic environment and the age of receivables. The balance of mortgage receivables recorded in other non-current assets was approximately $0.4 billion, net of a related allowance for credit losses of approximately 8%, as of April 2, 2011. The activity in the period related to the allowance for credit losses was not material.

Income Taxes

During the six months ended April 2, 2011, the Company settled certain tax matters and as a result reduced its unrecognized tax benefits by $70 million.

In the next twelve months, it is reasonably possible that our unrecognized tax benefits could change due to resolutions of certain open tax matters which would reduce our unrecognized tax benefits by $39 million.

12.	New Accounting Pronouncements

Revenue Arrangements with Multiple Deliverables

In October 2009, the Financial Accounting Standards Board (FASB) issued guidance on revenue arrangements with multiple deliverables effective for the Company’s 2011 fiscal year. The guidance revises the criteria for separating, measuring, and allocating arrangement consideration to each deliverable in a multiple element arrangement. The guidance requires companies to allocate revenue using the relative selling price of each deliverable, which must be estimated if the Company does not have a history of selling the deliverable on a stand-alone basis or third-party evidence of selling price. The Company adopted the provisions of this guidance at the beginning of fiscal year 2011, and the adoption did not have a material impact on the Company’s financial statements.

Transfers and Servicing of Financial Assets

In June 2009, the FASB issued guidance on transfers and servicing of financial assets to eliminate the concept of a qualifying special-purpose entity, change the requirements for off balance sheet accounting for financial assets including limiting the circumstances where off balance sheet treatment for a portion of a financial asset is allowable, and require additional disclosures. The Company adopted the provisions of this guidance at the beginning of fiscal year 2011, and the adoption did not have a material impact on the Company’s financial statements.

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

Variable Interest Entities

In June 2009, the FASB issued guidance to revise the approach to determine when a variable interest entity (VIE) should be consolidated. The new consolidation model for VIEs considers whether an entity has the power to direct the activities that most significantly impact a VIE’s economic performance and shares in the significant risks and rewards of the VIE. The guidance on VIE’s requires companies to continually reassess VIEs to determine if consolidation is appropriate and requires additional disclosures. The Company adopted the provisions of this guidance at the beginning of fiscal year 2011, and the adoption did not have a material impact on the Company’s financial statements.

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

•	Level 3 – Valuations derived from valuation techniques in which one or more significant inputs are unobservable

The Company’s assets and liabilities measured at fair value on a recurring basis are summarized by level in the following tables:

	Fair Value Measurement at April 2, 2011
	Level 1	Level 2	Level 3	Total
Assets
Investments	$49	$25	$3	$77
Derivatives (1)
Interest rate	—	154	—	154
Foreign exchange	—	349	—	349
Other derivatives	—	3	—	3
Residual Interests	—	—	42	42
Liabilities
Derivatives(1)
Interest rate	—	(15)	—	(15)
Foreign exchange	—	(422)	—	(422)

Total	$49	$94	$45	$188

	Fair Value Measurements at October 2, 2010
	Level 1	Level 2	Level 3	Total
Assets
Investments	$42	$42	$2	$86
Derivatives (1)
Interest rate	—	231	—	231
Foreign exchange	—	404	—	404
Residual Interests	—	—	54	54
Liabilities
Derivatives(1)
Interest rate	—	(22)	—	(22)
Foreign exchange	—	(490)	—	(490)
Other	—	—	(1)	(1)

Total	$42	$165	$55	$262

(1)

The Company has master netting arrangements with counterparties to certain derivative contracts. Contracts in a liability position totaling $154 million and $206 million have been netted against contracts in an asset position in the Condensed Consolidated Balance Sheet at April 2, 2011 and October 2, 2010, respectively.

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

The fair value of Level 2 investments is primarily determined by reference to market prices based on recent trading activity and other relevant information including pricing for similar securities as determined by third-party pricing services.

The fair values of Level 2 derivatives, which consist primarily of interest rate and foreign currency financial instrument contracts, are primarily determined based on the present value of future cash flows using internal models that use observable inputs, such as interest rates, yield curves and foreign currency exchange rates. Counterparty credit risk, which is mitigated by master netting agreements and collateral posting arrangements with certain counterparties, did not have a material impact on derivative fair value estimates.

Level 3 residual interests consist of our residual interests in securitized vacation ownership mortgage receivables and are valued using a discounted cash flow model that considers estimated interest rates, discount rates, prepayments, and defaults. There were no material changes in the residual interests in the first six months of fiscal 2011.

Fair Value of Financial Instruments

In addition to the financial instruments listed above, the Company’s financial instruments also include cash, cash equivalents, receivables, accounts payable and borrowings.

The fair values of cash, cash equivalents, receivables, and accounts payable approximated the carrying values. The estimated fair values of the Company’s total borrowings (current and noncurrent), primarily determined based on broker quotes, quoted market prices, interest rates for the same or similar instruments are $12.7 billion and $13.7 billion at April 2, 2011 and October 2, 2010, respectively.

Transfers of Financial Assets

Through December 4, 2008, the Company sold mortgage receivables arising from sales of its vacation ownership units under a facility that expired on December 4, 2008 and was not renewed. The Company continues to service the sold receivables and has a residual interest in those receivables. As of April 2, 2011, the outstanding principal amount for sold mortgage receivables was $271 million, and the carrying value of the Company’s residual interest, which is recorded in other long-term assets, was $42 million.

The Company repurchases defaulted mortgage receivables at their outstanding balance. The Company did not make material repurchases in the six months ended April 2, 2011 or April 3, 2010. The Company generally has been able to sell the repurchased vacation ownership units for amounts that exceed the amounts at which they were repurchased.

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

The following table summarizes the fair value of the Company’s derivative positions as of April 2, 2011:

	Current Assets	Other Assets	Other Accrued Liabilities	Other Long-Term Liabilities
Derivatives designated as hedges
Foreign exchange	$101	$10	$(215)	$(106)
Interest rate	7	147	—	—
Other	2	—	—	—
Derivatives not designated as hedges
Foreign exchange	68	170	(99)	(2)
Interest rate	—	—	—	(15)
Other	1	—	—	—

Gross fair value of derivatives	179	327	(314)	(123)
Counterparty netting	(123)	(31)	123	31

Total Derivatives(1)	$56	$296	$(191)	$(92)

The following table summarizes the fair value of the Company’s derivative positions as of October 2, 2010:

	Current Assets	Other Assets	Other Accrued Liabilities	Other Long-Term Liabilities
Derivatives designated as hedges
Foreign exchange	$78	$65	$(210)	$(104)
Interest rate	13	218	—	—
Derivatives not designated as hedges
Foreign exchange	80	181	(140)	(36)
Interest rate	—	—	—	(22)

Gross fair value of derivatives	171	464	(350)	(162)
Counterparty netting	(121)	(85)	130	76

Total Derivatives(1)	$50	$379	$(220)	$(86)

(1)	Refer to Note 13 for further information on derivative fair values and counterparty netting.

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

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

As of both April 2, 2011 and October 2, 2010, the total notional amount of the Company’s pay-floating interest rate swaps was $1.5 billion. The following table summarizes adjustments related to fair value hedges included in net interest expense in the Consolidated Statements of Income.

	Quarter Ended		Six Months Ended
	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010
Gain (loss) on interest rate swaps	$(24)	$3	$(77)	$(40)
Gain (loss) on hedged borrowings	24	(3)	77	40

The Company may designate pay-fixed interest rate swaps as cash flow hedges of interest payments on floating-rate borrowings. Pay-fixed swaps effectively convert floating-rate borrowings to fixed-rate borrowings. The unrealized gain or losses from these cash flow hedges are deferred in accumulated other comprehensive income (AOCI) and recognized in interest expense as the interest payments occur. The Company did not have pay-fixed interest rate swaps that were designated as cash flow hedges of interest payments at April 2, 2011 nor at October 2, 2010.

Foreign Exchange Risk Management

The Company transacts business globally and is subject to risks associated with changing foreign currency exchange rates. The Company’s objective is to reduce earnings and cash flow fluctuations associated with foreign currency exchange rate changes, enabling management to focus on core business issues and challenges.

The Company enters into option and forward contracts that change in value as foreign currency exchange rates change to protect the value of its existing foreign currency assets, liabilities, firm commitments and forecasted but not firmly committed foreign currency transactions. In accordance with policy, the Company hedges its forecasted foreign currency transactions for periods generally not to exceed four years within an established minimum and maximum range of annual exposure. The gains and losses on these contracts offset changes in the U.S. dollar equivalent value of the related forecasted transaction, asset, liability or firm commitment. The principal currencies hedged are the Euro, British pound, Japanese yen and Canadian dollar. Cross-currency swaps are used to effectively convert foreign currency-denominated borrowings into U.S. dollar denominated borrowings.

The Company designates foreign exchange forward and option contracts as cash flow hedges of firmly committed and forecasted foreign currency transactions. As of April 2, 2011 and October 2, 2010, the notional amounts of the Company’s net foreign exchange cash flow hedges were $3.8 billion and $2.8 billion, respectively. Mark to market gains and losses on these contracts are deferred in AOCI and are recognized in earnings when the hedged transactions occur, offsetting changes in the value of the foreign currency transactions. Gains and losses recognized related to ineffectiveness for the six months ended April 2, 2011 and April 3, 2010 were not material. Net deferred losses recorded in AOCI for contracts that will mature in the next twelve months totaled $112 million. The following table summarizes the pre-tax adjustments to AOCI for foreign exchange cash flow hedges.

	Quarter Ended		Six Months Ended
	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010
Gain (loss) recorded in AOCI	$(59)	$(2)	$(135)	$(7)
Reclassification of (gains) losses from AOCI into revenues and costs and expenses	32	6	57	34

Net change in AOCI	$(27)	$4	$(78)	$27

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

Foreign exchange risk management contracts with respect to foreign currency assets and liabilities are not designated as hedges and do not qualify for hedge accounting. The notional amount of these foreign exchange contracts at April 2, 2011 and October 2, 2010 was $2.7 billion and $2.2 billion, respectively. During the quarters ended April 2, 2011 and April 3, 2010, the Company recognized a net loss of $91 million and a net gain of $57 million, respectively, in costs and expenses on these foreign exchange contracts which offset a net gain of $81 million and a net loss of $114 million on the related economic exposures for the three months ended April 2, 2011 and April 3, 2010, respectively. During the six months ended April 2, 2011 and April 3, 2010, the Company recognized a net loss of $64 million and a net gain of $52 million, respectively, in costs and expenses on these foreign exchange contracts which offset a net gain of $56 million and a net loss of $104 million on the related economic exposures for the six months ended April 2, 2011 and April 3, 2010, respectively.

Commodity Price Risk Management

The Company is subject to the volatility of commodities prices and designates certain commodity forward contracts as cash flow hedges of forecasted commodity purchases. Mark to market gains and losses on these contracts are deferred in AOCI and are recognized in earnings when the hedged transactions occur, offsetting changes in the value of commodity purchases. The fair value of the commodity hedging contracts was not material at April 2, 2011 nor at October 2, 2010.

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

The notional amount of these contracts at April 2, 2011 and October 2, 2010 was $201 million and $218 million, respectively. For the six months ended April 2, 2011 and April 3, 2010, the gain and loss on these contracts recognized in income were not material.

Contingent Features

The Company’s derivative financial instruments may require the Company to post collateral in the event that a net liability position with a counterparty exceeds limits defined by contract and that vary with Disney’s credit rating. If the Company’s credit ratings were to fall below investment grade, such counterparties would also have the right to terminate our derivative contracts, which could lead to a net payment to or from the Company for the aggregate net value by counterparty of our derivative contracts. The aggregate fair value of derivative instruments with credit-risk-related contingent features in a net liability position by counterparty were $283 million and $306 million on April 2, 2011 and October 2, 2010, respectively.

15.	Restructuring and Impairment Charges

The Company recorded $12 million of restructuring and impairment charges in the current six months. In the prior-year six months, the Company recorded $176 million of restructuring and impairment charges related to organizational and cost structure initiatives primarily at our Studio Entertainment and Media Networks segments. Impairment charges were $96 million, of which $57 million were recorded in the second quarter of the prior year, and consisted of write-offs of capitalized costs primarily related to abandoned film projects and the closure of a studio production facility. Restructuring charges were $80 million, of which $14 million were recorded in the second quarter of the prior year, and reflected primarily severance and related costs.

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

Overview

Seasonality

Business Segment Results

Quarter Results

Six-Month Results

Other Financial Information

Financial Condition

Commitments and Contingencies

Other Matters

Market Risk

OVERVIEW

Our summary consolidated results are presented below:

	Quarter Ended			Six Months Ended
(in millions, except per share data)	April 2, 2011	April 3, 2010	% Change Better/ (Worse)	April 2, 2011	April 3, 2010	% Change Better/ (Worse)
Revenues	$9,077	$8,580	6%	$19,793	$18,319	8%
Costs and expenses	(7,549)	(7,068)	(7) %	(16,325)	(15,393)	(6) %
Restructuring and impairment charges	—	(71)	nm	(12)	(176)	93%
Other income	—	70	nm	75	97	(23) %
Net interest expense	(83)	(130)	36%	(178)	(233)	24%
Equity in the income of investees	123	154	(20) %	279	243	15%

Income before income taxes	1,568	1,535	2%	3,632	2,857	27%
Income taxes	(558)	(537)	(4) %	(1,288)	(1,015)	(27) %

Net income	1,010	998	1%	2,344	1,842	27%
Less: Net income attributable to noncontrolling interests	(68)	(45)	(51) %	(100)	(45)	(>100) %

Net income attributable to Disney	$942	$953	(1) %	$2,244	$1,797	25%

Diluted earnings per share	$0.49	$0.48	2%	$1.16	$0.93	25%

Quarter Results

Diluted earnings per share (EPS) increased 2% for the quarter driven by improved operating results. Improved operating results reflected higher advertising revenues and increased fees from Multi-channel Video Service Providers (MVSP) (Affiliate Fees) at ESPN and increased guest spending at our domestic parks and resorts. These increases were partially offset by higher programming costs at ESPN, increased operating expenses at our domestic parks and resorts, lower unit sales at our worldwide home entertainment business, lower results at our theatrical business reflecting the performance of Mars Needs Moms in the current quarter and the inclusion of results for Playdom in the current quarter, which included the impact of acquisition accounting.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

The prior-year quarter included restructuring and impairment charges of $71 million, a gain on the sale of an investment in a pay television service in Europe of $48 million, and an accounting gain related to the acquisition of the Disney Stores in Japan of $22 million, which collectively had no impact on EPS.

Six-Month Results

Diluted EPS increased 25% for the six months driven by improved operating results. Improved operating results reflected higher advertising revenues at ESPN and the owned television stations, increased Affiliate Fees, increased guest spending and volumes at our domestic and international parks and resorts and higher licensing revenue due to the strength of Toy Story and Marvel merchandise. These increases were partially offset by higher programming costs at ESPN, increased operating expenses at our domestic parks and resorts and the inclusion of results for Playdom in the current six months, which included the impact of acquisition accounting.

In the current six months, the Company recorded $12 million of restructuring and impairment charges and gains on the sale of Miramax and BASS totaling $75 million. The table below shows the pretax and after tax impact of these items.

	Benefit / (Expense)
	Pretax	Tax Effect	After Tax
Restructuring and impairment charges	$(12)	$31	$19
Gains on sales of businesses	75	(107)	(32)

	$63	$(76)	$(13)

These restructuring and impairment charges include an impairment of assets that had tax basis significantly in excess of book value resulting in a $31 million tax benefit on the restructuring and impairment charges. In addition, the book value of Miramax included $217 million of allocated goodwill which is not tax deductible. Accordingly, the taxable gain on the sales of these businesses exceeded the $75 million book gain resulting in tax expense of $107 million. These items collectively had a $0.01 negative impact on EPS.

The prior-year six months included restructuring and impairment charges, gains on the sales of investments in pay television services in Europe and an accounting gain related to the acquisition of the Disney Stores in Japan, which together had a $0.02 negative impact on EPS.

SEASONALITY

The Company’s businesses are subject to the effects of seasonality. Consequently, the operating results for the quarter and six months ended April 2, 2011 for each business segment, and for the Company as a whole, are not necessarily indicative of results to be expected for the full year.

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

BUSINESS SEGMENT RESULTS

The Company evaluates the performance of its operating segments based on segment operating income, which is shown below along with segment revenues:

	Quarter Ended			Six Months Ended
(in millions)	April 2, 2011	April 3, 2010	% Change Better/ (Worse)	April 2, 2011	April 3, 2010	% Change Better/ (Worse)
Revenues:
Media Networks	$4,322	$3,844	12%	$8,967	$8,019	12%
Parks and Resorts	2,630	2,449	7%	5,498	5,111	8%
Studio Entertainment	1,340	1,536	(13) %	3,272	3,471	(6) %
Consumer Products	626	596	5%	1,548	1,342	15%
Interactive Media	159	155	3%	508	376	35%

	$9,077	$8,580	6%	$19,793	$18,319	8%

Segment operating income (loss):
Media Networks	$1,524	$1,306	17%	$2,590	$2,030	28%
Parks and Resorts	145	150	(3) %	613	525	17%
Studio Entertainment	77	223	(65) %	452	466	(3) %
Consumer Products	142	133	7%	454	376	21%
Interactive Media	(115)	(55)	(>100) %	(128)	(65)	(97) %

	$1,773	$1,757	1%	$3,981	$3,332	19%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

The following table reconciles segment operating income to income before income taxes:

	Quarter Ended			Six Months Ended
(in millions)	April 2, 2011	April 3, 2010	% Change Better/ (Worse)	April 2, 2011	April 3, 2010	% Change Better/ (Worse)
Segment operating income	$1,773	$1,757	1%	$3,981	$3,332	19%
Corporate and unallocated shared expenses	(122)	(91)	(34) %	(234)	(163)	(44) %
Restructuring and impairment charges	—	(71)	nm	(12)	(176)	93%
Other income	—	70	nm	75	97	(23) %
Net interest expense	(83)	(130)	36%	(178)	(233)	24%

Income before income taxes	$1,568	$1,535	2%	$3,632	$2,857	27%

Depreciation expense is as follows:

	Quarter Ended			Six Months Ended
(in millions)	April 2, 2011	April 3, 2010	% Change Better/ (Worse)	April 2, 2011	April 3, 2010	% Change Better/ (Worse)
Media Networks
Cable Networks	$34	$27	(26) %	$65	$58	(12) %
Broadcasting	27	25	(8) %	51	48	(6) %

Total Media Networks	61	52	(17) %	116	106	(9) %

Parks and Resorts
Domestic	203	198	(3) %	409	409	— %
International	79	83	5%	158	171	8%

Total Parks and Resorts	282	281	— %	567	580	2%

Studio Entertainment	13	14	7%	30	28	(7) %
Consumer Products	13	8	(63) %	25	14	(79) %
Interactive Media	4	6	33%	9	13	31%
Corporate	36	33	(9) %	74	64	(16) %

Total depreciation expense	$409	$394	(4) %	$821	$805	(2) %

Amortization of intangible assets is as follows:

	Quarter Ended			Six Months Ended
(in millions)	April 2, 2011	April 3, 2010	% Change Better/ (Worse)	April 2, 2011	April 3, 2010	% Change Better/ (Worse)
Media Networks	$2	$2	— %	$4	$4	— %
Parks and Resorts	—	—	— %	—	—	— %
Studio Entertainment	21	8	(>100) %	31	11	(>100) %
Consumer Products	14	14	— %	28	16	(75) %
Interactive Media	10	6	(67) %	19	11	(73) %

Total amortization of intangible assets	$47	$30	(57) %	$82	$42	(95) %

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

Media Networks

Operating results for the Media Networks segment are as follows:

	Quarter Ended		% Change Better/ (Worse)
(in millions)	April 2, 2011	April 3, 2010
Revenues
Affiliate Fees	$1,952	$1,774	10%
Advertising	1,728	1,507	15%
Other	642	563	14%

Total revenues	4,322	3,844	12%
Operating expenses	(2,260)	(2,072)	(9) %
Selling, general, administrative and other	(598)	(565)	(6) %
Depreciation and amortization	(63)	(54)	(17) %
Equity in the income of investees	123	153	(20) %

Operating Income	$1,524	$1,306	17%

Revenues

The 10% increase in Affiliate Fees was driven by increases of 6% from contractual rate increases and 2% from subscriber growth at Cable Networks and an increase of 1% at Broadcasting due to new contractual provisions.

Higher advertising revenues were due to increases of $185 million at Cable Networks (from $566 million to $751 million) and $36 million at Broadcasting (from $941 million to $977 million). Higher Cable Networks advertising revenue was driven by a 23% increase due to higher rates and a 7% increase due to higher units sold. The increase at Broadcasting reflected improvements of 7% due to higher network advertising rates and 1% due to higher local television advertising, partially offset by a 2% decrease due to lower primetime ratings and a decrease at sports due to a shift of the BCS National Championship game to ESPN.

The increase in other revenues reflected the impact of a change in the transfer pricing arrangement between Studio Entertainment and Media Networks for distribution of Media Networks home entertainment product (see Note 2 to the Condensed Consolidated Financial Statements) and higher sales of ABC Studios productions driven by Criminal Minds and Army Wives, partially offset by the absence of Lost.

Costs and Expenses

Operating expenses include programming and production costs which increased $127 million from $1,718 million to $1,845 million. At Cable Networks, an increase in programming and production spending of $163 million was driven by higher sports rights costs due to the addition of college football Bowl Championship Series games. At Broadcasting, programming and production spending decreased $36 million driven by lower news production costs due to cost savings initiatives and decreased sports programming costs due to the shift of the BCS National Championship game to ESPN, partially offset by a higher cost mix of primetime programming. Operating costs also increased 1% due to higher labor costs and 1% due to the change in the transfer pricing arrangement for distribution of Media Networks home entertainment product.

The increase in selling, general and administrative and other costs and expenses was driven by the absence of recoveries of previously reserved receivables which occurred in the prior-year quarter and higher marketing expenses.

Equity in the Income of Investees

Income from equity investees was $123 million for the current quarter compared to $153 million in the prior-year quarter. The decrease in income from equity investees was due to programming costs for the Cricket World Cup at our ESPN Star Sports joint venture.

Segment Operating Income

Segment operating income increased 17%, or $218 million, to $1.5 billion. The increase was primarily due to higher advertising sales, increased Affiliate Fees and higher sales of ABC Studios productions, partially offset by higher programming costs, lower equity in the income of investees,

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

the absence of recoveries of previously reserved receivables and higher marketing costs.

The following table provides supplemental revenue and segment operating income detail for the Media Networks segment:

	Quarter Ended		% Change Better/ (Worse)	Six Months Ended		% Change Better/ (Worse)
(in millions)	April 2, 2011	April 3, 2010		April 2, 2011	April 3, 2010
Revenues:
Cable Networks	$2,826	$2,412	17%	$5,894	$5,066	16%
Broadcasting	1,496	1,432	4%	3,073	2,953	4%

	$4,322	$3,844	12%	$8,967	$8,019	12%

Segment operating income:
Cable Networks	$1,357	$1,183	15%	$2,128	$1,727	23%
Broadcasting	167	123	36%	462	303	52%

	$1,524	$1,306	17%	$2,590	$2,030	28%

Restructuring and impairment charges

The Company recorded credits totaling $4 million and charges totaling $10 million in the current and prior-year quarters, respectively, that were reported in “Restructuring and impairment charges” in the Consolidated Statements of Income.

Parks and Resorts

Operating results for the Parks and Resorts segment are as follows:

	Quarter Ended		% Change Better/ (Worse)
(in millions)	April 2, 2011	April 3, 2010
Revenues
Domestic	$2,157	$1,989	8%
International	473	460	3%

Total revenues	2,630	2,449	7%
Operating expenses	(1,755)	(1,619)	(8) %
Selling, general, administrative and other	(448)	(399)	(12) %
Depreciation and amortization	(282)	(281)	— %

Operating Income	$145	$150	(3) %

Revenues

Parks and Resorts revenues increased 7%, or $181 million, to $2.6 billion due to increases of $168 million at our domestic operations and $13 million at our international operations. Results at both our domestic and international parks and resorts reflected an unfavorable impact due to a shift in the timing of the Easter holiday relative to our fiscal periods. As a result, the current quarter did not include any of the two week Easter holiday, while the prior-year quarter included one week of the Easter holiday.

Revenues at our domestic operations reflected a 5% increase due to higher average guest spending and a 3% increase from higher passenger cruise days driven by the launch of our new cruise ship, the Disney Dream, in January 2011. Higher guest spending was primarily due to higher average ticket prices and daily hotel room rates.

Revenues at our international operations reflected a 6% volume increase due to higher attendance and hotel occupancy and a 2% increase from average guest spending. These improvements

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

were partially offset by a 5% decrease driven by the March 2011 earthquake and tsunami in Japan which resulted in the temporary suspension of operations at Tokyo Disney Resort.

The following table presents supplemental park and hotel statistics:

	Domestic		International (2)		Total
	Quarter Ended		Quarter Ended		Quarter Ended
	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010
Parks
Increase/(decrease)
Attendance	— %	(4) %	9%	(1) %	2%	(3) %
Per Capita Guest Spending	6%	5%	(2) %	8%	4%	6%
Hotels (1)
Occupancy	81%	79%	84%	81%	81%	79%
Available Room Nights (in thousands)	2,419	2,416	609	609	3,028	3,025
Per Room Guest Spending	$233	$224	$235	$227	$234	$225

(1)

Hotel statistics include rentals of Disney Vacation Club units. Per room guest spending consists of the average daily hotel room rate as well as guest spending on food, beverage and merchandise at the hotels.

(2)

Per capita guest spending and per room guest spending include the impact of foreign currency translation. Guest spending statistics for Disneyland Paris were converted from Euros into US Dollars at weighted average exchange rates of $1.37 and $1.39 for the quarters ended April 2, 2011 and April 3, 2010, respectively.

Costs and Expenses

Operating expenses include operating labor, which increased $69 million from $787 million to $856 million, driven by labor cost inflation and higher pension and healthcare costs and cost of sales, which increased $24 million from $250 million to $274 million driven by volume. Operating expenses also increased due to expansion costs for Disney California Adventure at Disneyland Resort and promotional and operating costs in connection with the launch of the Disney Dream.

The increase in selling, general, administrative and other costs and expenses was driven by labor cost inflation, increased marketing costs and costs associated with the Disney Dream.

Segment Operating Income

Segment operating income decreased 3%, or $5 million, to $145 million due to decreases at Disney Cruise Line and Tokyo Disney Resort, partially offset by increases at our domestic and consolidated international parks and resorts.

Studio Entertainment

Operating results for the Studio Entertainment segment are as follows:

	Quarter Ended		% Change Better/ (Worse)
(in millions)	April 2, 2011	April 3, 2010
Revenues
Theatrical distribution	$296	$465	(36) %
Home entertainment	536	621	(14) %
Television distribution and other	508	450	13%

Total revenues	1,340	1,536	(13) %
Operating expenses	(659)	(745)	12%
Selling, general, administrative and other	(570)	(546)	(4) %
Depreciation and amortization	(34)	(22)	(55) %

Operating Income	$77	$223	(65) %

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

Revenues

The decrease in theatrical distribution revenue reflected the strong performance of Alice in Wonderland which was in wide release worldwide in the prior-year quarter compared to the continuing performance of Tangled and Tron: Legacy which were released late in the first quarter of the current year domestically, and the performance of Gnomeo & Juliet and Mars Needs Moms which were released during the current quarter.

The decrease in home entertainment revenue reflected an 8% decrease due to lower unit sales, partially offset by a 4% increase due to higher net effective pricing driven by increased sales in Blu-ray format. Net effective pricing is the wholesale selling price adjusted for discounts, sales incentives and returns. The decreased unit sales in the current quarter reflected the strong prior-year performance of Toy Story 1 & 2 and the animated version of Alice in Wonderland domestically and Up internationally. Additionally, there was an 8% decrease due to the impact of a change in the transfer pricing arrangement between Studio Entertainment and Media Networks for distribution of Media Networks home entertainment product (see Note 2 to the Condensed Consolidated Financial Statements).

The increase in television distribution and other revenue was primarily due to growth in the domestic pay television market driven by Toy Story 3.

Costs and Expenses

Operating expenses for the current quarter include film cost amortization of $315 million which was comparable to the prior-year quarter as a decrease driven by the prior-year performance of Alice in Wonderland was offset by higher current quarter film cost write-downs, driven by Mars Needs Moms. Operating expenses also included a 10% decrease due to lower participation and distribution costs. Lower participation costs reflected the strong performance of Alice in Wonderland in the prior-year quarter while the decrease in distribution costs was due to the change in the transfer pricing arrangement for distribution of Media Networks home entertainment product.

The increase in selling, general, administrative and other costs was primarily due to higher bad debt expense and executive contract termination costs, partially offset by lower theatrical marketing expense associated with the current quarter titles compared to Alice in Wonderland in the prior-year quarter.

Segment Operating Income

Segment operating income declined by $146 million to $77 million primarily due to lower results at home entertainment and theatrical distribution and higher film cost write-downs.

Restructuring and impairment charges

The Company recorded credits totaling $2 million and charges totaling $55 million in the current and prior-year quarters, respectively, primarily related to the closure of a production facility, which were reported in “Restructuring and impairment charges” in the Consolidated Statements of Income.

Consumer Products

Operating results for the Consumer Products segment are as follows:

	Quarter Ended		% Change Better/ (Worse)
(in millions)	April 2, 2011	April 3, 2010
Revenues
Licensing and publishing	$397	$419	(5) %
Retail and other	229	177	29%

Total revenues	626	596	5%
Operating expenses	(295)	(268)	(10) %
Selling, general, administrative and other	(162)	(173)	6%
Depreciation and amortization	(27)	(22)	(23) %

Operating Income	$142	$133	7%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

Revenues

The decrease in licensing and publishing revenue was driven by a 6% decrease due to lower recognition of minimum guarantees and other revenue related to prior quarter shipments compared to the prior-year quarter and a 2% decrease due to less significant publishing releases in the current quarter compared to the strong performance of the Percy Jackson book, Last Olympian, in the prior-year quarter. These decreases were partially offset by a 3% increase driven by strong performance of Cars and Tangled merchandise in the current quarter.

Higher retail and other revenues were driven by a $36 million increase due to the acquisition of The Disney Store Japan at the end of the second quarter of fiscal 2010 and an increase of $12 million at our North American retail business, driven by higher comparable store sales.

Costs and Expenses

Operating expenses include cost of goods sold which increased by $12 million, from $106 million to $118 million. Operating expenses also include a 4% increase due to higher labor costs and a 2% increase due to higher rent and occupancy costs. These increases were driven by the acquisition of The Disney Store Japan.

The decrease in selling, general, administrative and other was driven by favorable foreign currency exchange impacts.

Operating Income

Segment operating income increased 7% to $142 million due to improved results at our North American retail and licensing businesses, partially offset by lower results at our publishing business.

Restructuring and impairment charges

The Company recorded charges totaling $2 million in the prior-year quarter for severance and related costs which were reported in “Restructuring and impairment charges” in the Consolidated Statements of Income.

Interactive Media

Operating results for the Interactive Media segment are as follows:

	Quarter Ended		% Change Better/ (Worse)
(in millions)	April 2, 2011	April 3, 2010
Revenues
Game sales and subscriptions	$108	$110	(2) %
Advertising and other	51	45	13%

Total revenues	159	155	3%
Operating expenses	(141)	(122)	(16) %
Selling, general, administrative and other	(119)	(76)	(57) %
Depreciation and amortization	(14)	(12)	(17) %

Operating Income	$(115)	$(55)	(>100) %

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

Revenues

Lower game sales and subscriptions revenue reflected a 14% decrease due to lower net effective pricing of self-published console games and a 5% decrease due to lower unit sales. The decrease was largely offset by higher revenues from the inclusion of Playdom in the current quarter.

Higher advertising and other revenue was driven by an increase at our mobile phone service business in Japan.

Costs and Expenses

Operating expenses include product development costs which increased $18 million from $82 million to $100 million driven by the acquisition of Playdom and increases at our mobile games and virtual worlds businesses.

The increase in selling, general, administrative and other expenses was driven by the acquisition of Playdom including the impact of acquisition accounting.

Operating Loss

Segment operating loss was $115 million compared to $55 million in the prior-year quarter driven by the inclusion of Playdom, including the impact of acquisition accounting, and increased mobile and virtual worlds product development costs in the current quarter.

Restructuring and impairment charges

The Company recorded charges totaling $6 million in the current quarter which were reported in “Restructuring and impairment charges” in the Consolidated Statements of Income.

BUSINESS SEGMENT RESULTS – Six Month Results

Media Networks

Operating results for the Media Networks segment are as follows:

	Six Months Ended		% Change Better/ (Worse)
(in millions)	April 2, 2011	April 3, 2010
Revenues
Affiliate Fees	$3,802	$3,471	10%
Advertising	3,989	3,457	15%
Other	1,176	1,091	8%

Total revenues	8,967	8,019	12%
Operating expenses	(5,387)	(5,040)	(7) %
Selling, general, administrative and other	(1,149)	(1,081)	(6) %
Depreciation and amortization	(120)	(110)	(9) %
Equity in the income of investees	279	242	15%

Operating Income	$2,590	$2,030	28%

Revenues

The increase in Affiliate Fees was driven by increases of 7% from contractual rate increases and 1% from subscriber growth at Cable Networks and a 1% increase at Broadcasting due to new contractual provisions.

Higher advertising revenues were due to an increase of $439 million at Cable Networks from $1,407 million to $1,846 million and an increase of $93 million at Broadcasting from $2,050 million to $2,143 million. The increase at Cable Networks was driven by a 20% increase due to higher rates and a 7% increase due to higher units sold. The increase at Broadcasting reflected an increase of 3% due to higher local television advertising.

The increase in other revenues was driven by a change in the transfer pricing arrangement between Studio Entertainment and Media Networks for distribution of Media Networks home entertainment product.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

Costs and Expenses

Operating expenses include programming and production costs which increased $229 million from $4,331 million to $4,560 million. At Cable Networks, an increase in programming and production spending of $364 million was driven by higher sports rights costs due to the addition of college football programming including Bowl Championship Series games. At Broadcasting, programming and production costs decreased $135 million driven by the shift of college sports programming to ESPN and lower news and daytime production costs due to cost savings initiatives. Operating expenses also reflect a 1% increase due to the change in the transfer pricing arrangement for distribution of Media Networks home entertainment product and a 1% increase due to higher labor costs.

The increase in selling, general and administrative and other costs and expenses was driven by recoveries of previously reserved receivables in the prior-year and higher marketing and sales costs at our Cable Network businesses.

Equity in the Income of Investees

Income from equity investees was $279 million for the current six month period compared to $242 million in the prior-year six month period. Higher income from equity investees was driven by higher affiliate and advertising revenue and lower programming and restructuring costs at A&E/Lifetime, partially offset by higher programming costs for the Cricket World Cup at our ESPN Star Sports joint venture.

Segment Operating Income

Segment operating income increased 28%, or $560 million, to $2.6 billion. The increase was primarily due to higher advertising sales, increased Affiliate Fees and higher equity in the income of investees, partially offset by higher programming costs, the absence of recoveries of previously reserved receivables and higher marketing and sales costs.

Restructuring and impairment charges

The Company recorded credits totaling $1 million and charges totaling $44 million for the current and prior-year six month periods, respectively. The charges in the prior-year six-month period were for severance and related costs. These charges were reported in “Restructuring and impairment charges” in the Consolidated Statements of Income.

Parks and Resorts

Operating results for the Parks and Resorts segment are as follows:

	Six Months Ended		% Change Better/ (Worse)
(in millions)	April 2, 2011	April 3, 2010
Revenues
Domestic	$4,406	$4,052	9%
International	1,092	1,059	3%

Total revenues	5,498	5,111	8%
Operating expenses	(3,505)	(3,261)	(7) %
Selling, general, administrative and other	(813)	(745)	(9) %
Depreciation and amortization	(567)	(580)	2%

Operating Income	$613	$525	17%

Revenues

Parks and Resorts revenues increased 8%, or $387 million, to $5.5 billion due to an increase of $354 million at our domestic operations and an increase of $33 million at our international operations.

The increase in revenues at our domestic operations reflected a 5% increase driven by higher average guest spending and a 2% increase due to volume driven by higher passenger cruise days as a result of the launch of our new cruise ship, the Disney Dream, in January 2011 and higher hotel occupancy and theme park attendance. Higher guest spending was primarily due to higher average ticket prices and daily hotel room rates.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

Higher revenues at our international operations reflected a 4% increase driven by volume due to higher attendance and hotel occupancy and a 3% increase due to increased average guest spending. These improvements were partially offset by a decrease of 4% due to an unfavorable impact of foreign currency translation as a result of the strengthening of the U.S. dollar against the Euro. In addition, revenues decreased 2% as a result of the March 2011 earthquake and tsunami in Japan which resulted in a temporary suspension of operations at Tokyo Disney Resort.

The following table presents supplemental park and hotel statistics:

	Domestic		International (2)		Total
	Six Months Ended		Six Months Ended		Six Months Ended
	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010
Parks Increase/(decrease)
Attendance	1%	3%	6%	(6) %	2%	— %
Per Capita Guest Spending	7%	— %	(3) %	9%	5%	2%
Hotels (1)
Occupancy	83%	80%	84%	79%	83%	80%
Available Room Nights (in thousands)	4,801	4,802	1,230	1,230	6,031	6,032
Per Room Guest Spending	$ 238	$ 228	$ 261	$ 258	$ 242	$ 234

(1)

Hotel statistics include rentals of Disney Vacation Club units. Per room guest spending consists of the average daily hotel room rate as well as guest spending on food, beverage and merchandise at the hotels.

(2)

Per capita guest spending and per room guest spending include the impact of foreign currency translation. Guest spending statistics for Disneyland Paris were converted from Euros into US Dollars at weighted average exchange rates of $1.36 and $1.43 for six months ended April 2, 2011 and April 3, 2010, respectively.

Costs and Expenses

Operating expenses include operating labor which increased by $109 million from $1,610 million to $1,719 million driven by labor cost inflation and higher pension and healthcare costs. Operating expenses also include cost of sales which increased $58 million from $527 million to $585 million due to increased merchandise costs driven by volume increases, higher promotional and operating costs in connection with the launch of the Disney Dream and expansion costs for Disney California Adventure at Disneyland Resort. These increases were partially offset by a favorable impact of foreign currency translation as a result of the strengthening of the U.S. dollar against the Euro.

The increase in selling, general, administrative and other costs and expenses was driven by labor cost inflation, increased marketing costs and costs associated with the additional cruise ship.

Segment Operating Income

Segment operating income increased 17%, or $88 million, to $613 million due to increases at our domestic parks and resorts, partially offset by a decrease at Disney Cruise Line. At our international parks and resorts, favorable results at Disneyland Paris and Hong Kong Disneyland Resort were partially offset by lower results at Tokyo Disney Resort.

Studio Entertainment

Operating results for the Studio Entertainment segment are as follows:

	Six Months Ended		% Change Better/ (Worse)
(in millions)	April 2, 2011	April 3, 2010
Revenues
Theatrical distribution	$625	$897	(30) %
Home entertainment	1,579	1,614	(2) %
Television distribution and other	1,068	960	11%

Total revenues	3,272	3,471	(6) %
Operating expenses	(1,558)	(1,712)	9%
Selling, general, administrative and other	(1,201)	(1,254)	4%
Depreciation and amortization	(61)	(39)	(56) %

Operating Income	$452	$466	(3) %

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

Revenues

The decrease in theatrical distribution revenue reflected the worldwide performance of current period titles including Tangled, Tron: Legacy and Mars Needs Moms compared to the prior-year period, which included Alice in Wonderland, A Christmas Carol and Princess and the Frog domestically and internationally and Up in international markets.

At home entertainment, 6% revenue growth due to higher unit sales and 3% growth due to higher net effective pricing were more than offset by a decrease due to the change in the transfer pricing arrangement between Studio Entertainment and Media Networks for distribution of Media Networks home entertainment product. Higher unit sales in the current period were driven by the strong international performance of Toy Story 3 compared to Up in the prior-year period as well as increased catalog sales.

The increase in television distribution and other revenue was primarily due to the inclusion of Marvel which was acquired at the beginning of the second quarter of fiscal 2010.

Costs and Expenses

Operating expenses for the current period included film cost amortization of $738 million which was comparable to the prior-year period as an increase driven by the addition of Marvel was offset by a decrease driven by lower theatrical revenues and lower film cost write-downs in the current period. Operating expenses also include distribution and participation costs which decreased by $150 million. The decrease in distribution costs was due to the change in the transfer pricing arrangement for distribution of Media Networks home entertainment product while lower participation costs were driven by the strong performance of Alice in Wonderland in the prior-year period.

The decrease in selling, general, administrative and other costs was driven by lower marketing expenses at our theatrical and home entertainment businesses including the impact of cost reduction initiatives, partially offset by the inclusion of Marvel.

Segment Operating Income

Segment operating income decreased 3%, or $14 million, to $452 million primarily due to a decrease in international theatrical distribution and the impact of the transfer pricing change, partially offset by improvements in international home entertainment.

Restructuring and impairment charges

The Company recorded credits totaling $2 million and charges totaling $122 million for the current and prior-year six month periods, respectively. The charges in the prior-year six months were primarily due to the write-off of capitalized costs related to abandoned film projects, the closure of a production facility and, severance and related costs. These credits and charges were reported in “Restructuring and impairment charges” in the Consolidated Statements of Income.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

Consumer Products

Operating results for the Consumer Products segment are as follows:

	Six Months Ended		% Change Better/ (Worse)
(in millions)	April 2, 2011	April 3, 2010
Revenues
Licensing and publishing	$914	$831	10%
Retail and other	634	511	24%

Total revenues	1,548	1,342	15%
Operating expenses	(697)	(616)	(13) %
Selling, general, administrative and other	(344)	(320)	(8) %
Depreciation and amortization	(53)	(30)	(77) %

Operating Income	$454	$376	21%

Revenues

The increase in licensing and publishing revenue was primarily due to an 8% increase resulting from the acquisition of Marvel at the beginning of the second quarter of fiscal 2010 and a 6% increase driven by the strong performance of Toy Story, Cars and Tangled merchandise.

Higher retail and other revenues were driven by a $78 million increase due to the acquisition of The Disney Store Japan at the end of the second quarter of fiscal 2010 and an increase of $42 million at our North American retail business driven by higher comparable store sales.

Costs and Expenses

Operating expenses included an increase of $43 million in cost of goods sold, from $280 million to $323 million, driven by the acquisition of The Disney Store Japan and Marvel publishing sales. Operating expenses also included a 3% increase due to higher labor costs and a 2% increase due to higher rent and occupancy costs, both of which were driven by the acquisition of The Disney Store Japan.

The increase in selling, general, administrative and other was driven by the inclusion of Marvel, as was the increase in depreciation and amortization.

Segment Operating Income

Segment operating income increased 21%, or $78 million, to $454 million due to an increase in our licensing business driven by the strength of Toy Story merchandise and the acquisition of Marvel and improved results at our North American retail business.

Restructuring and impairment charges

The Company recorded charges totaling $2 million in the prior-year six month period which were reported in “Restructuring and impairment charges” in the Consolidated Statements of Income.

Interactive Media

Operating results for the Interactive Media segment are as follows:

	Six Months Ended		% Change Better/ (Worse)
(in millions)	April 2, 2011	April 3, 2010
Revenues
Game sales and subscriptions	$404	$282	43%
Advertising and other	104	94	11%

Total revenues	508	376	35%
Operating expenses	(345)	(273)	(26) %
Selling, general, administrative and other	(263)	(144)	(83) %
Depreciation and amortization	(28)	(24)	(17) %

Operating Income	$(128)	$(65)	(97) %

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

Revenues

The increase in game sales and subscriptions revenue reflected a 17% increase due to higher net effective pricing of console games and a 16% increase due to higher console game unit sales, reflecting the strong performance of Epic Mickey and Toy Story 3. Additionally, the inclusion of Playdom in the current six months contributed to higher game sales and subscription revenues.

Higher advertising and other revenue was driven by an increase at our mobile phone service business in Japan.

Costs and Expenses

Operating expense included a $42 million increase in product development expense primarily due to the acquisition of Playdom and a $14 million increase in cost of goods sold driven by higher console game unit sales.

The increase in selling, general, administrative and other costs was primarily due to the impact of acquisition accounting relating to Playdom and higher sales and marketing costs driven by the release of Epic Mickey.

Operating Loss

Segment operating loss was $128 million compared to $65 million in the prior-year six month period as increased console game sales were more than offset by the inclusion of results for Playdom in the current period, including the impact of acquisition accounting.

Restructuring and impairment charges

The Company recorded charges totaling $6 million in the current six month period which were reported in “Restructuring and impairment charges” in the Consolidated Statements of Income.

OTHER FINANCIAL INFORMATION

Corporate and Unallocated Shared Expenses

Corporate and unallocated shared expenses are as follows:

	Quarter Ended		% Change Better/ (Worse)	Six Months Ended		% Change Better/ (Worse)
(in millions)	April 2, 2011	April 3, 2010		April 2, 2011	April 3, 2010
Corporate and unallocated shared expenses	$122	$91	(34) %	$234	$163	(44) %

Corporate and unallocated shared expenses increased for both the quarter and six months primarily due to the timing of expenses and higher compensation related costs.

Net Interest Expense

Net interest expense is as follows:

	Quarter Ended		% Change Better/ (Worse)	Six Months Ended		% Change Better/ (Worse)
(in millions)	April 2, 2011	April 3, 2010		April 2, 2011	April 3, 2010
Interest expense	$(111)	$(147)	24%	$(211)	$(265)	20%
Interest and investment income	28	17	65%	33	32	3%

Net interest expense	$(83)	$(130)	36%	$(178)	$(233)	24%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

The decrease in interest expense for the quarter and six months was primarily due to lower effective interest rates, higher capitalized interest and lower average debt balances. Higher capitalized interest was driven by increased capital spending.

The increase in interest and investment income for the quarter was driven by gains from sales of investments.

Income Taxes

The effective income tax rate is as follows:

	Quarter Ended		Change Better/ (Worse)	Six Months Ended		Change Better/ (Worse)
	April 2, 2011	April 3, 2010		April 2, 2011	April 3, 2010
Effective Income Tax Rate	35.6%	35.0%	(0.6) ppt	35.5%	35.5%	— ppt

The effective income tax rate for the current-year quarter and six months was comparable to the rate for the respective prior-year periods. The prior year quarter and six months included the favorable resolution of certain income tax matters which was largely offset by a $72 million charge related to the enactment of health care reform legislation in March 2010. Under this legislation the Company’s deductions for retiree prescription drug benefits will be reduced by the amount of Medicare Part D drug subsidies received beginning in fiscal year 2014. Under applicable accounting rules, the Company was required to reduce its existing deferred tax asset, which was established for the future deductibility of retiree prescription drug benefit costs, to reflect the lost deductions. The reduction was recorded as a charge to earnings in the period the legislation was enacted.

Noncontrolling Interests

Net income attributable to noncontrolling interests is as follows:

	Quarter Ended		% Change Better/ (Worse)	Six Months Ended		% Change Better/ (Worse)
(in millions)	April 2, 2011	April 3, 2010		April 2, 2011	April 3, 2010
Net income attributable to noncontrolling interests	$68	$45	(51) %	$100	$45	(>100) %

The increase in net income attributable to noncontrolling interests for the quarter and six months was due to improved operating results at ESPN, Hong Kong Disneyland and Disneyland Paris. Net income attributable to noncontrolling interests is determined based on income after royalties, financing costs and income taxes.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

FINANCIAL CONDITION

The change in cash and cash equivalents is as follows:

	Six Months Ended		Change Better/(Worse)
(in millions)	April 2, 2011	April 3, 2010
Cash provided by operations	$3,068	$2,489	$579
Cash used in investing activities	(1,556)	(2,978)	1,422
Cash (used in)/provided by financing activities	(1,207)	259	(1,466)
Impact of exchange rates on cash and cash equivalents	67	(112)	179

Increase/(decrease) in cash and cash equivalents	$372	$(342)	$714

Operating Activities

Cash provided by operations of $3.1 billion for the current six month period increased 23% compared to the prior-year six month period. The increase was primarily due to higher operating cash receipts driven by higher revenues at our Media Networks, Parks and Resorts, Consumer Products and Interactive Media businesses and the timing of receivable collections at our Media Networks, Consumer Products and Studio Entertainment businesses. These increases were partially offset by higher cash payments at Corporate and our Parks and Resorts, Interactive Media and Consumer Products businesses. The increase in cash payments at Corporate was driven by higher income tax payments and the timing of contributions to our pension plans. The increase in cash payments at Parks and Resorts was driven by labor cost inflation, higher promotional and operating costs from the January launch of the Disney Dream and expansion costs for Disney California Adventure at Disneyland Resort, while the increase in cash payments at Interactive Media reflects the inclusion of Playdom, which was acquired subsequent to the prior-year six month period. The increase in cash payments at Consumer Products was primarily due to the inclusion of The Disney Store Japan and Marvel.

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

The Company’s film and television production and programming activity for the six months ended April 2, 2011 and April 3, 2010 are as follows:

	Six Months Ended
(in millions)	April 2, 2011	April 3, 2010
Beginning balances:
Production and programming assets	$5,451	$5,756
Programming liabilities	(990)	(1,040)

	4,461	4,716

Spending:
Film and television production	1,514	1,796
Broadcast programming	2,939	2,639

	4,453	4,435

Amortization:
Film and television production	(1,641)	(1,684)
Broadcast programming	(2,628)	(2,270)

	(4,269)	(3,954)

Change in film and television production and programming costs	184	481
Other non-cash activity	5	62

Ending balances:
Production and programming assets	5,487	6,141
Programming liabilities	(837)	(882)

	$4,650	$5,259

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

Investing Activities

Investing activities consist principally of investments in parks, resorts, and other property and acquisition and divestiture activity.

During the six months ended April 2, 2011 and April 3, 2010, investment in parks, resorts and other properties were as follows:

	Six Months Ended
(in millions)	April 2, 2011	April 3, 2010
Media Networks
Cable Networks	$33	$31
Broadcasting	55	29

Total Media Networks	88	60

Parks and Resorts
Domestic	1,381	559
International	165	85

Total Parks and Resorts	1,546	644

Studio Entertainment	57	38
Consumer Products	37	24
Interactive Media	12	7
Corporate	105	34

Total investment in parks, resorts and other property	$1,845	$807

Capital expenditures for the Parks and Resorts segment are principally for theme park and resort expansion, new rides and attractions, cruise ships, recurring capital and capital improvements. The increase in capital expenditures at Parks and Resorts reflected the final payment on our new cruise ship, the Disney Dream, theme park and resort expansions and new guest offerings at Walt Disney World Resort, Hong Kong Disneyland Resort, and Disney California Adventure and the construction of our Aulani resort in Hawaii.

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

Other Investing Activities

During the current six months, proceeds from dispositions totaled $566 million primarily due to the sale of Miramax, partially offset by acquisitions totaling $171 million which included payments related to the acquisition of Playdom, Inc.

During the prior-year six month period, acquisitions totaled $2.3 billion due to the acquisition of Marvel Entertainment, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

Financing Activities

Cash used by financing activities was $1.2 billion for the current six month period compared to cash provided by financing activities of $259 million for the prior-year six-month period. The change of $1.5 billion was primarily due to higher repurchases of common stock.

During the six months ended April 2, 2011, the Company’s borrowing activity was as follows:

	October 2, 2010	Additions	Payments	Other Activity	April 2, 2011
Commercial paper borrowings	$1,190	$470	$—	$—	$1,660
U.S. medium-term notes	6,815	—	—	2	6,817
European medium-term notes	273	—	—	1	274
Other foreign currency denominated debt	965	—	—	22	987
Other (1)	651	—	(34)	(97)	520
Euro Disney borrowings(2)	2,113	—	(62)	90	2,141
Hong Kong Disneyland borrowings(3)	473	—	—	(100)	373

Total	$12,480	$470	$(96)	$(82)	$12,772

(1)	The other activity is primarily market value adjustments for debt with qualifying hedges.
(2)	The other activity is primarily the impact of foreign currency translation as a result of the weakening of the U.S. dollar against the Euro.
(3)	The other activity is due to the conversion of a portion of the HKSAR’s loan to equity pursuant to the capital realignment and expansion plan.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

The Company’s bank facilities as of April 2, 2011 were as follows:

(in millions)	Committed Capacity	Capacity Used	Unused Capacity
Bank facilities expiring February 2013	$2,250	$—	$2,250
Bank facilities expiring February 2015	2,250	101	2,149

Total	$4,500	$101	$4,399

In February 2011, the Company entered into a new four-year $2.25 billion bank facility with a syndicate of lenders. This facility, in combination with an existing facility that matures in 2013, is used to support commercial paper borrowings. The new bank facility allows the Company to issue up to $800 million of letters of credit, which if utilized, reduces available borrowings under this facility. As of April 2, 2011, $101 million of letters of credit had been issued under this facility. These bank facilities allow for borrowings at LIBOR-based rates plus a spread, which depends on the Company’s public debt rating and can range from 0.33% to 4.50%.

The Company may use commercial paper borrowings up to the amount of its unused bank facilities, in conjunction with term debt issuance and operating cash flow, to retire or refinance other borrowings before or as they come due.

On December 1, 2010, the Company declared a $0.40 per share dividend ($756 million) related to fiscal 2010 for shareholders of record on December 13, 2010, which was paid on January 18, 2011. The Company paid a $0.35 per share dividend ($653 million) during the second quarter of fiscal 2010 related to fiscal 2009.

During the six months ended April 2, 2011, the Company repurchased 42 million shares of its common stock for approximately $1.6 billion. On March 22, 2011, the Company’s Board of Directors increased the repurchase authorization to a total of 400 million shares as of that date. As of April 2, 2011, the Company had remaining authorization in place to repurchase approximately 398 million additional shares. The repurchase program does not have an expiration date.

We believe that the Company’s financial condition is strong and that its cash balances, other liquid assets, operating cash flows, access to debt and equity capital markets and borrowing capacity, taken together, provide adequate resources to fund ongoing operating requirements and future capital expenditures related to the expansion of existing businesses and development of new projects. However, the Company’s operating cash flow and access to the capital markets can be impacted by macroeconomic factors outside of its control. In addition to macroeconomic factors, the Company’s borrowing costs can be impacted by short- and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on the Company’s performance as measured by certain credit metrics such as interest coverage and leverage ratios. As of April 2, 2011, Moody’s Investors Service’s long- and short-term debt ratings for the Company were A2 and P-1, respectively, with stable outlook; Standard & Poor’s long- and short-term debt ratings for the Company were A and A-1, respectively, with stable outlook; and Fitch’s long- and short-term debt ratings for the Company were A and F-1, respectively, with stable outlook. The Company’s bank facilities contain only one financial covenant, relating to interest coverage, which the Company met on April 2, 2011, by a significant margin. The Company’s bank facilities also specifically exclude certain entities, such as Euro Disney and Hong Kong Disneyland, from any representations, covenants or events of default.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

With respect to television series or other television productions intended for broadcast, the most sensitive factor affecting estimates of Ultimate Revenues is the program’s rating and the strength of the advertising market. Program ratings, which are an indication of market acceptance, directly affect the Company’s ability to generate advertising revenues during the airing of the program. In addition, television series’ with greater market acceptance are more likely to generate incremental revenues through the eventual sale of the program rights in the syndication, international and home entertainment markets. Alternatively, poor ratings may result in a television series cancellation, which would require the immediate write-off of any unamortized production costs. A significant decline in the advertising market would also negatively impact our estimates.

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

Our objectives in managing exposure to commodity fluctuations are to use commodity derivatives to reduce volatility of earnings and cash flows arising from commodity price changes. The amounts hedged using commodity swap contracts are based on forecasted levels of consumption of certain commodities, such as fuel, oil and gasoline.

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

Based on their evaluation as of April 2, 2011, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

There have been no changes in our internal controls over financial reporting during the second quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

Since our Form 10-Q filing for the quarter ended January 1, 2011, developments identified below occurred in the following legal proceedings.

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

Demand for our products and services, particularly our theme parks and resorts, is highly dependent on the general environment for travel and tourism. The environment for travel and tourism, as well as demand for other entertainment products, can be significantly adversely affected in the United States, globally or in specific regions as a result of a variety of factors beyond our control, including: adverse weather conditions arising from short-term weather patterns or long-term climate change or natural disasters (such as excessive heat or rain, hurricanes and earthquakes); health concerns; international, political or military developments; and terrorist attacks. These events and others, such as fluctuations in travel and energy costs and computer virus attacks, intrusions or other widespread computing or telecommunications failures, may also damage our ability to provide our products and services or to obtain insurance coverage with respect to these events. In addition, we derive royalties from the sales of our licensed goods and services by third parties and the management of businesses operated under brands licensed from the Company, and we are therefore dependent on the successes of those third parties for that portion of our revenue. A wide variety of factors could influence the success of those third parties and if negative factors significantly impacted a sufficient number of our licensees, that could adversely affect the profitability of one or more of our businesses. We obtain insurance against the risk of losses relating to some of these events, generally including physical damage to our property and resulting business interruption, certain injuries occurring on our property and liability for alleged breach of legal responsibilities. When insurance is obtained it is subject to deductibles, exclusions and caps. The types and levels of coverage we obtain vary from time to time depending on our view of the likelihood of specific types and levels of loss in relation to the cost of obtaining coverage for such types and levels of loss. The earthquake and tsunami in Japan in March 2011 has resulted in a period of suspension of our operations and those of certain of our licensees in Japan, including Tokyo Disney Resort. While we expect that some of the costs of this suspension may be covered by insurance, the extent of the costs of this suspension net of the insurance coverage cannot be determined at this time.

Labor disputes may disrupt our operations and adversely affect the profitability of any of our businesses.

A significant number of employees in various of our businesses are covered by collective bargaining agreements, including employees of our theme parks and resorts as well as writers, directors, actors, production personnel and others employed in our media networks and studio operations. In addition, the employees of licensees who manufacture and retailers who sell our consumer products, and employees of providers of programming content (such as sports leagues) may be covered by labor agreements with their employers. In general, a labor dispute involving our employees or the employees of our licensees or retailers who sell our consumer products or providers of programming content may disrupt our operations and reduce our revenues, and resolution of disputes may increase our costs.

PART II. OTHER INFORMATION (continued)

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended April 2, 2011:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January 2, 2011 – January 31, 2011	5,069,068	$38.93	4,652,000	72 million
February 1, 2011 – February 28, 2011	3,857,165	41.75	3,780,700	68 million
March 1, 2011 – April 2, 2011	11,106,553	42.33	11,011,000	398 million

Total	20,032,786	41.36	19,443,700	398 million

(1)

589,086 shares were purchased on the open market to provide shares to participants in the Walt Disney Investment Plan (WDIP) and Employee Stock Purchase Plan (ESPP). These purchases were not made pursuant to a publicly announced repurchase plan or program.

(2)

Under a share repurchase program implemented effective June 10, 1998, the Company is authorized to repurchase shares of its common stock. On March 22, 2011, the Company’s Board of Directors increased the repurchase authorization to a total of 400 million shares as of that date. The repurchase program does not have an expiration date.

ITEM 5. Other Information

On May 5, 2011, effective January 2, 2012, the Company amended its Amended and Restated Key Employees Deferred Compensation and Retirement Plan (the “Key Plan”) and the Amended and Restated Benefit Equalization Plan of ABC, Inc. (the “ABC BEP”). Those plans provide additional retirement benefits for salaried employees in excess of the compensation limitations and maximum benefit accruals under two of the tax-qualified defined benefit retirement plans offered by the Company, and the amendments were adopted concurrent with changes in those two Company tax-qualified defined benefit retirement plans.

The Company currently maintains the Disney Salaried Retirement Plan (the “Salaried Plan”), for salaried employees of the Company and certain subsidiaries, and the ABC, Inc. Retirement Plan (the “ABC Plan”) for employees of ABC, Inc. and certain other subsidiaries of the Company. Benefits under these two plans are based in part on a percentage of average monthly compensation multiplied by years of credited service. For service years prior to January 1, 2012, average monthly compensation under the Salaried Plan excludes overtime, commissions and regular bonus, while average monthly compensation under the ABC Plan includes overtime, commissions and regular bonus; both plans exclude equity compensation and other similar forms of compensation.

Pursuant to amendments to the Salaried Plan and the ABC Plan adopted concurrent with the amendments to the Key Plan and the ABC BEP, the Company reduced the percentage of average monthly compensation in the formula on which benefits are based in both the Salaried Plan and the ABC Plan to 1.25% and added overtime, commissions and regular bonus amounts to the calculation of average monthly compensation under the Salaried Plan, in each case for compensation received beginning January 1, 2012. As a result, the percentage of average monthly compensation used in the formulas for calculating benefits in both the Key Plan and the ABC BEP (which incorporate the terms of the Salaried Plan and the ABC Plan, respectively, in this regard) were also reduced to 1.25%, and overtime, commissions and regular bonus amounts were added to the calculation of average monthly compensation under the Key Plan, again beginning January 1, 2012. In addition, the Key Plan and the ABC BEP also recognized equity compensation paid in lieu of bonus. The amendments to the Salaried Plan, the Key Plan, the ABC Plan and the ABC BEP, also provide that employees who begin service with the Company on or after January 1, 2012 will not receive benefits under these plans, and the Company intends to provide benefits under new defined contribution plans for employees who begin service on or after January 1, 2012.

In addition, amendments to the Key Plan and the ABC BEP provide that, starting on January 1, 2017, average annual compensation used for calculating benefits under the plans for any participant will be capped at the greater of $1,000,000 and the participant’s average annual compensation determined as of January 1, 2017. The amendments to the Key Plan and the ABC BEP also provide that the total benefits payable under the plans to participants who are executive officers at the time of their retirement or within at least one complete fiscal year preceding their retirement shall not be greater than the benefits they would have received if the plans had not been amended.

The Amended Key Plan and the Amended BEP are attached as Exhibits 10.5 and 10.6 respectively to this Report and are incorporated herein by reference.

The Company has also adopted new forms of stock option and restricted stock unit award agreements. The new forms refer to the Company’s 2011 Stock Incentive Plan and add provisions related to data privacy. The restricted stock unit awards also specify that satisfaction of performance tests pursuant to Section 162(m) will be waived in certain circumstances if the recipient is not subject to Section 162(m) at the time of vesting. The option awards provide that, if an award was granted at least one year before termination of employment, options will continue to vest and will remain exercisable until the earlier of five years after the date of termination of employment or the scheduled expiration of the award if the executive’s employment terminates for reasons other than death or cause and if – either at the date of termination or, if the terms of the participant’s employment agreement provide for continued vesting following termination, at the expiration of the regular term of the participant’s employment agreement – the participant is age 60 or greater and has at least ten years of service. The prior forms extended vesting and exercisability for three years after the date of termination of employment. The new forms are attached as Exhibits 10.2, 10.3 and 10.4 to this Report and are incorporated herein by reference.

ITEM 6. Exhibits

See Index of Exhibits.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WALT DISNEY COMPANY
(Registrant)

By:	/s/ JAMES A. RASULO
James A. Rasulo, Senior Executive Vice President and Chief Financial Officer

May 10, 2011

Burbank, California

INDEX OF EXHIBITS

Number and Description of Exhibit (Numbers Coincide with Item 601 of Regulation S-K)		Document Incorporated by Reference from a Previous Filing or Filed Herewith, as Indicated below

10.1	The 2011 Stock Incentive Plan	Incorporated herein by reference to Annex A to Proxy Statement for the 2011 annual meeting of the Registrant

10.2	Form of Performance-Based Stock Unit Award Agreement (Section 162(m) Vesting Requirement)	Filed herewith

10.3	Form of Performance-Based Stock Unit Award Agreement (Three-Year Vesting subject to Total Shareholder Return/EPS Growth Tests/Section 162(m) Vesting Requirement)	Filed herewith

10.4	Form of Non-Qualified Stock Option Award Agreement	Filed herewith

10.5	The Amended and Restated The Walt Disney Productions and Associated Companies Key Employees Deferred Compensation and Retirement Plan	Filed herewith

10.6	The Amended and Restated Benefit Equalization Plan of ABC, Inc.	Filed herewith

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished

32.2	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Equity and (v) related notes	Furnished

* A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.