Form 10-Q
period 2011-07-02
WALT DISNEY CO/
filed 2011-08-09
CIK 1001039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 2, 2011	Commission File Number 1-11605

Incorporated in Delaware	I.R.S. Employer Identification
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

Yes            No  X

There were 1,856,004,398 shares of common stock outstanding as of August 2, 2011.

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

THE WALT DISNEY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited; in millions, except per share data)

	Quarter Ended		Nine Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010

Revenues	$10,675	$10,002	$30,468	$28,321

Costs and expenses	(8,229)	(7,723)	(24,554)	(23,116)

Restructuring and impairment charges	(34)	(36)	(46)	(212)

Other income	-	43	75	140

Net interest expense	(88)	(89)	(266)	(322)

Equity in the income of investees	184	139	463	382

Income before income taxes	2,508	2,336	6,140	5,193

Income taxes	(845)	(831)	(2,133)	(1,846)

Net income	1,663	1,505	4,007	3,347

Less: Net income attributable to noncontrolling interests	(187)	(174)	(287)	(219)

Net income attributable to The Walt Disney Company (Disney)	$1,476	$1,331	$3,720	$3,128

Earnings per share attributable to Disney:
Diluted	$0.77	$0.67	$1.93	$1.60

Basic	$0.78	$0.68	$1.97	$1.63

Weighted average number of common and common equivalent shares outstanding:
Diluted	1,912	1,978	1,924	1,951

Basic	1,883	1,945	1,891	1,917

See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited; in millions, except per share data)

	July 2, 2011	October 2, 2010
ASSETS
Current assets
Cash and cash equivalents	$3,519	$2,722
Receivables	6,212	5,784
Inventories	1,542	1,442
Television costs	693	678
Deferred income taxes	1,051	1,018
Other current assets	626	581

Total current assets	13,643	12,225
Film and television costs	4,312	4,773
Investments	2,505	2,513
Parks, resorts and other property, at cost
Attractions, buildings and equipment	35,222	32,875
Accumulated depreciation	(19,591)	(18,373)

	15,631	14,502
Projects in progress	2,440	2,180
Land	1,136	1,124

	19,207	17,806
Intangible assets, net	5,094	5,081
Goodwill	24,136	24,100
Other assets	2,208	2,708

Total assets	$71,105	$69,206

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and other accrued liabilities	$5,602	$6,109
Current portion of borrowings	4,062	2,350
Unearned royalties and other advances	3,102	2,541

Total current liabilities	12,766	11,000

Borrowings	9,176	10,130
Deferred income taxes	2,905	2,630
Other long-term liabilities	5,336	6,104
Commitments and contingencies
Disney Shareholders’ equity
Preferred stock, $.01 par value
Authorized – 100 million shares, Issued – none	–	–
Common stock, $.01 par value
Authorized – 4.6 billion shares, Issued – 2.7 billion shares	30,159	28,736
Retained earnings	37,288	34,327
Accumulated other comprehensive loss	(1,809)	(1,881)

	65,638	61,182
Treasury stock, at cost 879.8 million shares at July 2, 2011 and 803.1 million shares at October 2, 2010	(26,692)	(23,663)

Total Disney Shareholders’ equity	38,946	37,519
Noncontrolling interests	1,976	1,823

Total equity	40,922	39,342

Total liabilities and equity	$71,105	$69,206

See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in millions)

	Nine Months Ended
	July 2, 2011	July 3, 2010
OPERATING ACTIVITIES
Net income	$4,007	$3,347
Depreciation and amortization	1,379	1,279
Gains on dispositions	(75)	(118)
Deferred income taxes	207	464
Equity in the income of investees	(463)	(382)
Cash distributions received from equity investees	463	350
Net change in film and television costs	216	31
Equity-based compensation	353	391
Impairment charges	10	126
Other	(39)	13
Changes in operating assets and liabilities:
Receivables	(532)	(711)
Inventories	(105)	(1)
Other assets	59	112
Accounts payable and other accrued liabilities	(839)	(319)
Income taxes	249	(210)

Cash provided by operations	4,890	4,372

INVESTING ACTIVITIES
Investments in parks, resorts and other property	(2,561)	(1,313)
Proceeds from dispositions	564	170
Acquisitions	(172)	(2,280)
Other	2	(40)

Cash used in investing activities	(2,167)	(3,463)

FINANCING ACTIVITIES
Commercial paper borrowings, net	620	794
Borrowings	500	—
Reduction of borrowings	(308)	(579)
Dividends	(756)	(653)
Repurchases of common stock	(3,029)	(1,489)
Exercise of stock options and other	941	772

Cash used in financing activities	(2,032)	(1,155)

Impact of exchange rates on cash and cash equivalents	106	(220)

Increase/(decrease) in cash and cash equivalents	797	(466)
Cash and cash equivalents, beginning of period	2,722	3,417

Cash and cash equivalents, end of period	$3,519	$2,951

See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(unaudited; in millions)

	Quarter Ended
	July 2, 2011			July 3, 2010
	Disney Shareholders	Non- controlling Interests	Total Equity	Disney Shareholders	Non- controlling Interests	Total Equity
Beginning Balance	$38,650	$1,662	$40,312	$37,480	$1,489	$38,969

Net income	1,476	187	1,663	1,331	174	1,505

Other comprehensive income:
Market value adjustments for hedges and investments	(2)	—	(2)	(22)	—	(22)
Pension and postretirement medical adjustments	21	—	21	31	—	31
Foreign currency translation and other	9	10	19	(43)	(20)	(63)

Other comprehensive income	28	10	38	(34)	(20)	(54)

Comprehensive income	1,504	197	1,701	1,297	154	1,451

Equity compensation activity	211	—	211	436	—	436

Common stock repurchases	(1,427)	—	(1,427)	(1,249)	—	(1,249)

Distributions and other	8	117	125	(5)	(1)	(6)

Ending Balance	$38,946	$1,976	$40,922	$37,959	$1,642	$39,601

See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (cont’d)

(unaudited; in millions)

	Nine Months Ended
	July 2, 2011			July 3, 2010
	Disney Shareholders	Non- controlling Interests	Total Equity	Disney Shareholders	Non- controlling Interests	Total Equity
Beginning Balance	$37,519	$1,823	$39,342	$33,734	$1,691	$35,425

Net income	3,720	287	4,007	3,128	219	3,347

Other comprehensive income:
Market value adjustments for hedges and investments	(56)	—	(56)	(2)	—	(2)
Pension and postretirement medical adjustments	99	—	99	121	—	121
Foreign currency translation and other	29	18	47	(68)	(34)	(102)

Other comprehensive income	72	18	90	51	(34)	17

Comprehensive income	3,792	305	4,097	3,179	185	3,364

Equity compensation activity	1,413	—	1,413	1,306	—	1,306

Dividends	(756)	—	(756)	(653)	—	(653)

Common stock repurchases	(3,029)	—	(3,029)	(1,489)	—	(1,489)

Acquisition of Marvel	—	—	—	1,887	90	1,977

Distributions and other	7	(152)	(145)	(5)	(324)	(329)

Ending Balance	$38,946	$1,976	$40,922	$37,959	$1,642	$39,601

See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

1.	Principles of Consolidation

These Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. We believe that we have included all normal recurring adjustments necessary for a fair statement of the results for the interim period. Operating results for the quarter and nine months ended July 2, 2011 are not necessarily indicative of the results that may be expected for the year ending October 1, 2011. Certain reclassifications have been made in the prior year financial statements to conform to the current year presentation.

These financial statements should be read in conjunction with the Company’s 2010 Annual Report on Form 10-K.

In December 1999, DVD Financing, Inc. (DFI), a subsidiary of Disney Vacation Development, Inc. and an indirect subsidiary of the Company, completed a receivables sale transaction that established a facility that permitted DFI to sell receivables arising from the sale of vacation club memberships on a periodic basis. In connection with this facility, DFI prepares separate financial statements, although its separate assets and liabilities are also consolidated in these financial statements. DFI’s ability to sell new receivables under this facility ended on December 4, 2008. (See Note 13 for further discussion of this facility)

The Company enters into relationships or investments with other entities, and in certain instances, the entity in which the Company has a relationship or investment may qualify as a variable interest entity (“VIE”). A VIE is consolidated in the financial statements if the Company has the power to direct activities that most significantly impact the economic performance of the VIE and has the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. Disneyland Paris, Hong Kong Disneyland Resort and Shanghai Disney Resort are VIEs, and given the nature of the Company’s relationships with these entities, which include management agreements, the Company has consolidated Disneyland Paris, Hong Kong Disneyland Resort and Shanghai Disney Resort in its financial statements.

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

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

	Quarter Ended		Nine Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Revenues(1):
Media Networks	$4,949	$4,729	$13,916	$12,748
Parks and Resorts	3,170	2,831	8,668	7,942
Studio Entertainment	1,620	1,639	4,892	5,110
Consumer Products	685	606	2,233	1,948
Interactive Media	251	197	759	573

	$10,675	$10,002	$30,468	$28,321

Segment operating income (loss) (1):
Media Networks	$2,094	$1,885	$4,684	$3,915
Parks and Resorts	519	477	1,132	1,002
Studio Entertainment	49	123	501	589
Consumer Products	155	117	609	493
Interactive Media	(86)	(65)	(214)	(130)

	$2,731	$2,537	$6,712	$5,869

(1)

Studio Entertainment segment revenues and operating income include an allocation of Consumer Products and Interactive Media revenues which is meant to reflect royalties on sales of merchandise based on certain Studio film properties. The increase/(decrease) related to these allocations on segment revenues and operating income as reported in the above table are as follows:

	Quarter Ended		Nine Months Ended

	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010

Studio Entertainment	$77	$51	$195	$136
Consumer Products	(76)	(50)	(192)	(129)
Interactive Media	(1)	(1)	(3)	(7)

	$—	$—	$-	$—

A reconciliation of segment operating income to income before income taxes is as follows:

	Quarter Ended		Nine Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Segment operating income	$2,731	$2,537	$6,712	$5,869
Corporate and unallocated shared expenses	(101)	(119)	(335)	(282)
Restructuring and impairment charges	(34)	(36)	(46)	(212)
Other income	—	43	75	140
Net interest expense	(88)	(89)	(266)	(322)

Income before income taxes	$2,508	$2,336	$6,140	$5,193

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

3.	Acquisitions

UTV

On May 9, 2008, the Company acquired a 24% interest (bringing its undiluted interest to 37%) in UTV Software Communications Limited (UTV), a media company headquartered and publicly traded in India, for approximately $197 million. In accordance with Indian securities regulations, the Company was required to make an open tender offer to purchase up to an additional 23% of UTV’s publicly traded voting shares for a price equivalent to the May 9th, 2008 Indian rupee purchase price. In November 2008, the Company completed the open offer and acquired an incremental 23% of UTV’s voting shares for approximately $138 million bringing its undiluted interest to 60%. UTV’s founder has a four-year option which expires in November 2012 to buy all or a portion of the shares acquired by the Company during the open-offer period at a price no less than the Company’s open-offer price. The Company does not have the right to vote the shares subject to the option until the expiration of the option and accordingly the Company’s ownership interest in voting shares is 48%. In January 2010, UTV issued additional shares in exchange for the outstanding noncontrolling interest of one of its subsidiaries diluting the Company’s direct interest in UTV to 50% (39% voting interest).

On July 25, 2011, the UTV board of directors approved a proposal submitted by the Company to acquire the publicly held shares of UTV through a delisting offer process. This process is governed by Indian law and will, if completed, involve an offer by the Company to acquire shares publicly traded on the Indian stock exchanges at a price determined through the offer process. The final offer price is subject to the Company’s acceptance and is limited in the Company’s proposal to 1,000 Indian rupees per share. The Company’s proposal also contemplates the purchase of all shares held by the founder of UTV, which constitute 20% of UTV, at the final offer price. The founder’s shares along with the publicly held shares, constitute all the UTV shares that the Company does not currently own. The transaction is subject to, among other things, Indian regulatory approval, UTV shareholder approval and a price per share that is acceptable to the Company through the delisting offer process. If completed, the Company’s interest in UTV would increase to at least 90% and result in a delisting of UTV’s shares.

Playdom

On August 27, 2010, the Company acquired Playdom, Inc. (Playdom), a company that develops online social games. This acquisition is designed to strengthen the Company’s digital gaming portfolio and provide access to a new customer base. Total consideration was approximately $563 million, subject to certain conditions and adjustments, of which approximately $108 million will be paid subject to vesting conditions and recognized as post-close compensation expense. Additional consideration of up to $200 million may be paid if Playdom achieves predefined revenue and earnings targets for calendar year 2012. The Company has recognized the fair value (determined by a probability weighting of the potential payouts) of the additional consideration as a liability and subsequent changes in the estimate of fair value, up to the ultimate amount paid, will be recognized in earnings.

The Company is in the process of finalizing the valuation of the assets acquired and liabilities assumed.

Goodwill

The changes in the carrying amount of goodwill for the nine months ended July 2, 2011, are as follows:

	Media Networks	Parks and Resorts	Studio Entertainment	Consumer Products	Interactive Media	Total
Balance at Oct. 2, 2010	$15,737	$171	$5,268	$1,805	$1,119	$24,100
Acquisitions	3	—	—	—	10	13
Disposition	(17)	—	—	—	—	(17)
Other, net	3	—	7	(8)	38	40

Balance at July 2, 2011	$15,726	$171	$5,275	$1,797	$1,167	$24,136

The carrying amount of goodwill at July 2, 2011 and October 2, 2010 includes accumulated impairments of $29 million at Interactive Media.

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

5.	Borrowings

During the nine months ended July 2, 2011, the Company’s borrowing activity was as follows:

	October 2, 2010	Additions	Payments	Other Activity	July 2, 2011
Commercial paper borrowings	$1,190	$620	$—	$—	$1,810
U.S. medium-term notes	6,815	500	—	3	7,318
European medium-term notes	273	—	(168)	(18)	87
Other foreign currency denominated debt	965	—	—	46	1,011
Other (1)	651	—	(34)	(84)	533
Disneyland Paris borrowings (2)	2,113	—	(129)	144	2,128
Hong Kong Disneyland borrowings (3)	473	—	—	(122)	351

Total	$12,480	$1,120	$(331)	$(31)	$13,238

(1)	The other activity is primarily market value adjustments for debt with qualifying hedges.
(2)	The other activity is primarily the impact of foreign currency translation as a result of the weakening of the U.S. dollar against the Euro.
(3)	The other activity is due to the conversion of a portion of the Government of the Hong Kong Special Administrative Region’s (HKSAR) loan to equity pursuant to a capital realignment and expansion plan.

In February 2011, the Company entered into a new four-year $2.25 billion bank facility with a syndicate of lenders. This facility, in combination with an existing $2.25 billion bank facility that matures in 2013, is used to support commercial paper borrowings. The new bank facility allows the Company to issue up to $800 million of letters of credit, which if utilized, reduces available borrowings under this facility. As of July 2, 2011, $101 million of letters of credit had been issued under this facility. These bank facilities allow for borrowings at LIBOR-based rates plus a spread, which depends on the Company’s public debt rating and can range from 0.33% to 4.50%.

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

6.	International Theme Park Investments

The Company has a 51% effective ownership interest in the operations of Disneyland Paris, a 47% ownership interest in the operations of Hong Kong Disneyland Resort and a 43% ownership interest in the operations of Shanghai Disney Resort, all of which are consolidated in the Company’s financial statements.

The following table presents summarized balance sheet information for the Company as of July 2, 2011, reflecting the impact of consolidating the balance sheets of Disneyland Paris, Hong Kong Disneyland Resort, and Shanghai Disney Resort.

	Before International Theme Parks Consolidation	International Theme Parks and Adjustments	Total
Cash and cash equivalents	$2,813	$706	$3,519
Other current assets	9,838	286	10,124

Total current assets	12,651	992	13,643
Investments	3,774	(1,269)	2,505
Fixed assets	14,794	4,413	19,207
Other assets	35,623	127	35,750

Total assets	$66,842	$4,263	$71,105

Current portion of borrowings	$3,850	$212	$4,062
Other current liabilities	8,072	632	8,704

Total current liabilities	11,922	844	12,766
Borrowings	6,909	2,267	9,176
Deferred income taxes and other long-term liabilities	8,082	159	8,241
Equity	39,929	993	40,922

Total liabilities and equity	$66,842	$4,263	$71,105

The following table presents summarized income statement information of the Company for the nine months ended July 2, 2011, reflecting the impact of consolidating the income statements of Disneyland Paris, Hong Kong Disneyland Resort, and Shanghai Disney Resort.

	Before International Theme Parks Consolidation	International Theme Parks and Adjustments	Total
Revenues	$28,924	$1,544	$30,468
Cost and expenses	(22,987)	(1,567)	(24,554)
Restructuring and impairment charges	(46)	—	(46)
Other income	75	—	75
Net interest expense	(191)	(75)	(266)
Equity in the income of investees	414	49	463

Income before income taxes	6,189	(49)	6,140
Income taxes	(2,129)	(4)	(2,133)

Net income	$4,060	$(53)	$4,007

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

The following table presents summarized cash flow statement information of the Company for the nine months ended July 2, 2011, reflecting the impact of consolidating the cash flow statements of Disneyland Paris, Hong Kong Disneyland Resort, and Shanghai Disney Resort.

	Before International Theme Parks Consolidation	International Theme Parks and Adjustments	Total
Cash provided by operations	$4,812	$78	$4,890
Investments in parks, resorts and other property	(2,351)	(210)	(2,561)
Cash provided by other investing activities	195	199	394
Cash used in financing activities	(1,984)	(48)	(2,032)
Impact of exchange rates on cash and cash equivalents	76	30	106

Increase in cash and cash equivalents	748	49	797
Cash and cash equivalents, beginning of period	2,065	657	2,722

Cash and cash equivalents, end of period	$2,813	$706	$3,519

On April 8, 2011, the Company and its partner in China announced that the Chinese central government in Beijing had approved an agreement to build and operate a Disney resort in the Pudong district of Shanghai (Shanghai Disney Resort) that is operated through a joint venture between the Company and its Chinese partner. Shanghai Disney Resort is scheduled to open in approximately five years. There will be a phased investment in the project totaling approximately $3.7 billion over the construction period (24.5 billion yuan) to build the theme park and an additional $0.7 billion (4.5 billion yuan) to build other properties for the resort, including two hotels and a retail, dining and entertainment area. The Company will finance 43% of the initial investment in accordance with its equity ownership percentage. The Company consolidates Shanghai Disney Resort for financial statement reporting purposes due to the Company’s involvement in the management of the resort.

7.	Pension and Other Benefit Programs

The components of net periodic benefit cost are as follows:

	Pension Plans				Postretirement Medical Plans
	Quarter Ended		Nine Months Ended		Quarter Ended		Nine Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Service cost	$73	$66	$220	$198	$4	$5	$14	$16
Interest cost	104	99	311	297	17	17	50	52
Expected return on plan assets	(111)	(104)	(331)	(311)	(6)	(6)	(18)	(19)
Amortization of prior year service costs	3	3	10	10	—	—	(1)	(1)
Recognized net actuarial loss	57	39	171	116	2	2	6	5

Net periodic benefit cost	$126	$103	$381	$310	$17	$18	$51	$53

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

During the nine months ended July 2, 2011, the Company made contributions to its pension and postretirement medical plans totaling $925 million, which included discretionary contributions above the minimum requirements. The Company does not anticipate making any material contributions to its pension and postretirement medical plans during the remainder of fiscal 2011.

8.	Earnings Per Share

Diluted earnings per share amounts are based upon the weighted average number of common and common equivalent shares outstanding during the period and are calculated using the treasury stock method for equity-based compensation awards (Awards). A reconciliation of the weighted average number of common and common equivalent shares outstanding and the number of Awards excluded from the diluted earnings per share calculation, as they were anti-dilutive, are as follows:

	Quarter Ended		Nine Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Shares (in millions):
Weighted average number of common shares outstanding (basic)	1,883	1,945	1,891	1,917
Weighted average dilutive impact of Awards	29	33	33	34

Weighted average number of common and common equivalent shares outstanding (diluted)	1,912	1,978	1,924	1,951

Awards excluded from diluted earnings per share	10	14	7	39

9.	Equity

On December 1, 2010, the Company declared a $0.40 per share dividend ($756 million) related to fiscal 2010 for shareholders of record on December 13, 2010, which was paid on January 18, 2011. The Company paid a $0.35 per share dividend ($653 million) during the second quarter of fiscal 2010 related to fiscal 2009.

During the nine months ended July 2, 2011, the Company repurchased 77 million shares of its common stock for approximately $3.0 billion. On March 22, 2011, the Company’s Board of Directors increased the amount of shares that can be repurchased to 400 million shares as of that date. As of July 2, 2011, the Company had remaining authorization in place to repurchase approximately 363 million additional shares. The repurchase program does not have an expiration date.

The Company received proceeds of $1.1 billion and $1.1 billion from the exercise of 41 million and 43 million employee stock options during the nine months ended July 2, 2011 and July 3, 2010, respectively.

The par value of the Company’s outstanding common stock totaled approximately $27 million.

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

Accumulated other comprehensive income (loss), net of tax, is as follows:

	July 2, 2011	October 2, 2010
Market value adjustments for investments and hedges	$(151)	$(95)
Foreign currency translation and other	109	80
Unrecognized pension and postretirement medical expense	(1,767)	(1,866)

Accumulated other comprehensive income (loss) (1)	$(1,809)	$(1,881)

(1)	Accumulated other comprehensive income (loss) and components of other comprehensive income (loss) are recorded net of tax using a 37% estimated tax rate

10.	Equity-Based Compensation

The amount of compensation expense related to stock options, stock appreciation rights and restricted stock units (RSUs) is as follows:

	Quarter Ended		Nine Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Stock options/rights	$31	$49	$131	$171
RSUs	76	70	232	220

Total equity-based compensation expense	$107	$119	$363	$391

Unrecognized compensation cost related to unvested stock options/rights and RSUs totaled approximately $231 million and $703 million, respectively, as of July 2, 2011.

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

The weighted average grant date fair values of options issued during the nine months ended July 2, 2011, and July 3, 2010, were $10.97 and $9.42, respectively.

11.	Commitments and Contingencies

Legal Matters

Celador International Ltd. v. The Walt Disney Company. On May 19, 2004, an affiliate of the creator and licensor of the television program, “Who Wants to be a Millionaire,” filed an action against the Company and certain of its subsidiaries, including American Broadcasting Companies, Inc. and Buena Vista Television, LLC, alleging it was damaged by defendants improperly engaging in certain intra-company transactions and charging merchandise distribution expenses, resulting in an underpayment to the plaintiff. On July 7, 2010, the jury returned a verdict for breach of contract against certain subsidiaries of the Company, awarding plaintiff damages of $269 million. The Company has stipulated with the plaintiff to an award of prejudgment interest of $50 million, which amount will be reduced prorata should the Court of Appeals reduce the damages amount. On December 21, 2010, the Company’s alternative motions for a new trial and for judgment as a matter of law were denied. Although we cannot predict the ultimate outcome of this lawsuit, the Company believes the jury’s verdict is in error and

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

intends to vigorously pursue its position on appeal, notice of which was filed by the Company on January 14, 2011. On or about January 28, 2011, plaintiff filed a notice of cross-appeal. The Company has determined that it does not have a probable loss under the applicable accounting standard relating to probability of loss for recording a reserve with respect to this litigation and therefore has not recorded a reserve.

The Company, together with, in some instances, certain of its directors and officers, is a defendant or codefendant in various other legal actions involving copyright, breach of contract and various other claims incident to the conduct of its businesses. Management does not expect the Company to suffer any material liability by reason of these actions.

Contractual Guarantees

The Company has guaranteed bond issuances by the Anaheim Public Authority that were used by the City of Anaheim to finance construction of infrastructure and a public parking facility adjacent to the Disneyland Resort. Revenues from sales, occupancy and property taxes from the Disneyland Resort and non-Disney hotels are used by the City of Anaheim to repay the bonds. In the event of a debt service shortfall, the Company will be responsible to fund the shortfall. As of July 2, 2011, the remaining debt service obligation guaranteed by the Company was $362 million, of which $90 million was principal. To the extent that tax revenues exceed the debt service payments in subsequent periods, the Company would be reimbursed for any previously funded shortfalls. To date, tax revenues have exceeded the debt service payments for these bonds.

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

Long-Term Receivables and the Allowance for Credit Losses

The Company has accounts receivable with original maturities greater than one year in duration principally related to the Company’s sales of program rights in the television syndication markets within the Media Networks segment and vacation ownership units within the Parks and Resorts segment.

The Company estimates the allowance for credit losses related to receivables for the sale of syndicated programming based upon a number of factors, including historical experience, and an ongoing review of the financial condition of individual companies with which we do business. The balance of syndication receivables recorded in other non-current assets was approximately $0.7 billion, net of an immaterial allowance for credit losses as of July 2, 2011. Activity in the current period related to the allowance for credit losses was also not material.

The Company estimates the allowance for credit losses related to receivables for sales of its vacation ownership units based primarily on historical collection experience. Projections of uncollectible amounts are also based on consideration of the economic environment and the age of receivables. The balance of mortgage receivables recorded in other non-current assets was approximately $0.5 billion, net of a related allowance for credit losses of approximately 6%, as of July 2, 2011. The activity in the period related to the allowance for credit losses was not material.

Income Taxes

As of the beginning of fiscal year 2011, the Company had gross unrecognized tax benefits, excluding the related accrual for interest, of $680 million. During the nine months ended July 2, 2011, the Company settled certain tax matters and as a result reduced its unrecognized tax benefits by $52 million, excluding interest of $31 million.

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

In the next twelve months, it is reasonably possible that our unrecognized tax benefits could change due to resolutions of certain open tax matters which would reduce our unrecognized tax benefits by $43 million.

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

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

The Company’s assets and liabilities measured at fair value on a recurring basis are summarized by level in the following tables:

	Fair Value Measurement at July 2, 2011
	Level 1	Level 2	Level 3	Total
Assets
Investments	$195	$26	$—	$221
Derivatives (1)
Interest rate	—	170	—	170
Foreign exchange	—	363	—	363
Other derivatives	—	3	—	3
Residual Interests	—	—	42	42
Liabilities
Derivatives (1)
Interest rate	—	(16)	—	(16)
Foreign exchange	—	(431)	—	(431)

Total	$195	$115	$42	$352

	Fair Value Measurements at October 2, 2010
	Level 1	Level 2	Level 3	Total
Assets
Investments	$42	$42	$2	$86
Derivatives (1)
Interest rate	—	231	—	231
Foreign exchange	—	404	—	404
Residual Interests	—	—	54	54
Liabilities
Derivatives (1)
Interest rate	—	(22)	—	(22)
Foreign exchange	—	(490)	—	(490)
Other	—	—	(1)	(1)

Total	$42	$165	$55	$262

(1)

The Company has master netting arrangements with counterparties to certain derivative contracts. Contracts in a liability position totaling $141 million and $206 million have been netted against contracts in an asset position in the Condensed Consolidated Balance Sheet at July 2, 2011 and October 2, 2010, respectively.

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

Level 3 residual interests consist of our residual interests in securitized vacation ownership mortgage receivables and are valued using a discounted cash flow model that considers estimated interest rates, discount rates, prepayments, and defaults. There were no material changes in the residual interests in the first nine months of fiscal 2011.

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

The Company also has assets and liabilities that are required to be recorded at fair value on a non-recurring basis when certain circumstances occur. During the nine months ended July 2, 2011 and July 3, 2010, the Company recorded impairment charges of $43 million and $147 million, respectively, on film productions, of which $20 million and $111 million were recorded in the current and prior-year third quarters, respectively. These impairment charges are reported in “Costs and expenses” in the Condensed Consolidated Statements of Income. The film impairment charges compared our estimated fair value using discounted cash flows to the unamortized cost of the films. The discounted cash flow analysis is a level 3 valuation technique. The aggregate carrying values of the films were $94 million and $420 million prior to the impairment charges for the nine months ended July 2, 2011 and July 3, 2010, respectively.

Fair Value of Financial Instruments

In addition to the financial instruments listed above, the Company’s financial instruments also include cash, cash equivalents, receivables, accounts payable and borrowings.

The fair values of cash, cash equivalents, receivables, and accounts payable approximated the carrying values. The estimated fair values of the Company’s total borrowings (current and noncurrent), primarily determined based on broker quotes, quoted market prices and/or interest rates for the same or similar instruments are $13.2 billion and $13.7 billion at July 2, 2011 and October 2, 2010, respectively.

Transfers of Financial Assets

The Company previously sold mortgage receivables arising from sales of its vacation ownership units under a facility that expired on December 4, 2008. The Company continues to service the sold receivables and has a residual interest in those receivables. As of July 2, 2011, the remaining outstanding principal amount for sold mortgage receivables was $253 million, and the carrying value of the Company’s residual interest, which is recorded in other long-term assets, was $42 million.

The Company repurchases defaulted mortgage receivables at their outstanding balance. The Company did not make material repurchases in the nine months ended July 2, 2011 or July 3, 2010. The Company generally has been able to sell the repurchased vacation ownership units for amounts that exceed the amounts at which they were repurchased.

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

The following table summarizes the fair value of the Company’s derivative positions as of July 2, 2011:

	Other Current Assets	Other Assets	Other Accrued Liabilities	Other Long- Term Liabilities

Derivatives designated as hedges
Foreign exchange	$111	$10	$(232)	$(125)
Interest rate	2	168	—	—
Other	2	—	—	—
Derivatives not designated as hedges
Foreign exchange	47	195	(73)	(1)
Interest rate	—	—	—	(16)
Other	1	—	—	—

Gross fair value of derivatives	163	373	(305)	(142)
Counterparty netting	(105)	(36)	106	35

Total Derivatives (1)	$58	$337	$(199)	$(107)

The following table summarizes the fair value of the Company’s derivative positions as of October 2, 2010:

	Other Current Assets	Other Assets	Other Accrued Liabilities	Other Long- Term Liabilities

Derivatives designated as hedges
Foreign exchange	$78	$65	$(210)	$(104)
Interest rate	13	218	—	—
Derivatives not designated as hedges
Foreign exchange	80	181	(140)	(36)
Interest rate	—	—	—	(22)

Gross fair value of derivatives	171	464	(350)	(162)
Counterparty netting	(121)	(85)	130	76

Total Derivatives (1)	$50	$379	$(220)	$(86)

(1)	Refer to Note 13 for further information on derivative fair values and counterparty netting.

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

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

The Company designates pay-floating interest rate swaps as fair value hedges of fixed-rate borrowings effectively converting fixed-rate borrowings to variable rate borrowings indexed to LIBOR. As of both July 2, 2011 and October 2, 2010, the total notional amount of the Company’s pay-floating interest rate swaps was $1.4 billion and $1.5 billion, respectively. The following table summarizes adjustments related to fair value hedges included in net interest expense in the Consolidated Statements of Income.

	Quarter Ended		Nine Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Gain (loss) on interest rate swaps	$16	$49	$(61)	$9
Gain (loss) on hedged borrowings	(16)	(49)	61	(9)

The Company may designate pay-fixed interest rate swaps as cash flow hedges of interest payments on floating-rate borrowings. Pay-fixed swaps effectively convert floating-rate borrowings to fixed-rate borrowings. The unrealized gains or losses from these cash flow hedges are deferred in accumulated other comprehensive income (AOCI) and recognized in interest expense as the interest payments occur. The Company did not have pay-fixed interest rate swaps that were designated as cash flow hedges of interest payments at July 2, 2011 nor at October 2, 2010.

Foreign Exchange Risk Management

The Company transacts business globally and is subject to risks associated with changing foreign currency exchange rates. The Company’s objective is to reduce earnings and cash flow fluctuations associated with foreign currency exchange rate changes, enabling management to focus on core business issues and challenges.

The Company enters into option and forward contracts that change in value as foreign currency exchange rates change to protect the value of its existing foreign currency assets, liabilities, firm commitments and forecasted but not firmly committed foreign currency transactions. In accordance with policy, the Company hedges its forecasted foreign currency transactions for periods generally not to exceed four years within an established minimum and maximum range of annual exposure. The gains and losses on these contracts offset changes in the U.S. dollar equivalent value of the related forecasted transaction, asset, liability or firm commitment. The principal currencies hedged are the Euro, Japanese yen, Canadian dollar and British Pound. Cross-currency swaps are used to effectively convert foreign currency-denominated borrowings into U.S. dollar denominated borrowings.

The Company designates foreign exchange forward and option contracts as cash flow hedges of firmly committed and forecasted foreign currency transactions. As of July 2, 2011 and October 2, 2010, the notional amounts of the Company’s net foreign exchange cash flow hedges were $4.0 billion and $2.8 billion, respectively. Mark to market gains and losses on these contracts are deferred in AOCI and are recognized in earnings when the hedged transactions occur, offsetting changes in the value of the foreign currency transactions. Gains and losses recognized related to ineffectiveness for the nine months ended July 2, 2011 and July 3, 2010 were not material. Net deferred losses recorded in AOCI for contracts that will mature in the next twelve months totaled $119 million. The following table summarizes the pre-tax adjustments to AOCI for foreign exchange cash flow hedges.

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

	Quarter Ended		Nine Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Gain (loss) recorded in AOCI	$(114)	$(20)	$(249)	$(27)
Reclassification of (gains) losses from AOCI into revenues and costs and expenses	63	(22)	119	12

Net change in AOCI	$(51)	$(42)	$(130)	$(15)

Foreign exchange risk management contracts with respect to foreign currency assets and liabilities are not designated as hedges and do not qualify for hedge accounting. The notional amount of these foreign exchange contracts at July 2, 2011 and October 2, 2010 was $3.1 billion and $2.2 billion, respectively. During the quarters ended July 2, 2011 and July 3, 2010, the Company recognized a net loss of $62 million and a net gain of $126 million, respectively, in costs and expenses on these foreign exchange contracts which offset a net gain of $63 million and a net loss of $158 million on the related economic exposures for the three months ended July 2, 2011 and July 3, 2010, respectively. During the nine months ended July 2, 2011 and July 3, 2010, the Company recognized a net loss of $127 million and a net gain of $179 million, respectively, in costs and expenses on these foreign exchange contracts which offset a net gain of $119 million and a net loss of $262 million on the related economic exposures for the nine months ended July 2, 2011 and July 3, 2010, respectively.

Commodity Price Risk Management

The Company is subject to the volatility of commodities prices and designates certain commodity forward contracts as cash flow hedges of forecasted commodity purchases. Mark to market gains and losses on these contracts are deferred in AOCI and are recognized in earnings when the hedged transactions occur, offsetting changes in the value of commodity purchases. The fair value of the commodity hedging contracts was not material at July 2, 2011 nor at October 2, 2010.

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

The notional amounts of these contracts at July 2, 2011 and October 2, 2010 were $192 million and $218 million, respectively. For the quarter and nine months ended July 2, 2011 and July 3, 2010, the gains and losses on these contracts recognized in income were not material.

Contingent Features

The Company’s derivative financial instruments may require the Company to post collateral in the event that a net liability position with a counterparty exceeds limits defined by contract and that vary with Disney’s credit rating. If the Company’s credit ratings were to fall below investment grade, such counterparties would also have the right to terminate our derivative contracts, which could lead to a net payment to or from the Company for the aggregate net value by counterparty of our derivative contracts. The aggregate fair value of derivative instruments with credit-risk-related contingent features in a net liability position by counterparty were $307 million and $306 million on July 2, 2011 and October 2, 2010, respectively.

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

15.	Restructuring and Impairment Charges

In the current nine months, the Company recorded $46 million of restructuring and impairment charges, of which $34 million were recorded in the current quarter, reflecting severance and facilities costs related to organizational and cost structure initiatives primarily at the Studio Entertainment and Interactive Media segments.

In the prior-year nine months, the Company recorded $212 million of restructuring and impairment charges related to organizational and costs structure initiatives primarily at our Studio Entertainment and Media Networks segments. Impairment charges were $126 million, of which $30 million were recorded in the prior-year third quarter, and consisted of write-offs of capitalized costs primarily related to abandoned film projects, the closure of a studio production facility and the closure of five ESPN Zone locations. Restructuring charges were $86 million, of which $6 million were recorded in the prior-year third quarter, and primarily reflected severance costs.

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

Overview

Seasonality

Business Segment Results

Quarter Results

Nine-Month Results

Other Financial Information

Financial Condition

Commitments and Contingencies

Other Matters

Market Risk

OVERVIEW

Our summary consolidated results are presented below:

	Quarter Ended		%Change Better/ (Worse)	Nine Months Ended		%Change Better/ (Worse)
(in millions, except per share data)	July 2, 2011	July 3, 2010		July 2, 2011	July 3, 2010
Revenues	$10,675	$10,002	7%	$30,468	$28,321	8%
Costs and expenses	(8,229)	(7,723)	(7) %	(24,554)	(23,116)	(6) %
Restructuring and impairment charges	(34)	(36)	6%	(46)	(212)	78%
Other income	-	43	nm	75	140	(46) %
Net interest expense	(88)	(89)	1%	(266)	(322)	17%
Equity in the income of investees	184	139	32%	463	382	21%

Income before income taxes	2,508	2,336	7%	6,140	5,193	18%
Income taxes	(845)	(831)	(2) %	(2,133)	(1,846)	(16) %

Net income	1,663	1,505	10%	4,007	3,347	20%
Less: Net income attributable to noncontrolling interests	(187)	(174)	(7) %	(287)	(219)	(31) %

Net income attributable to Disney	$1,476	$1,331	11%	$3,720	$3,128	19%

Diluted earnings per share	$0.77	$0.67	15%	$1.93	$1.60	21%

Quarter Results

Diluted earnings per share (EPS) increased 15% for the quarter driven by improved operating results, a lower effective income tax rate, and a decrease in weighted average shares outstanding. Improved operating results were primarily due to higher guest spending at our domestic parks and resorts, increased fees from Multi-channel Video Service Providers (MVSP) (Affiliate Fees) at our Cable Networks and lower film cost write-downs. These increases were partially offset by increased operating expenses at our domestic parks and resorts and lower performance at our theatrical business.

In the current quarter, the Company recorded restructuring and impairment charges totaling $34 million primarily relating to severance and facilities costs at our Studio Entertainment business which had a $0.01 negative impact on EPS. The prior-year quarter included restructuring and impairment charges and a gain on the sale of rights and assets related to the Power Rangers property which collectively had no impact on EPS.

Nine-Month Results

Diluted EPS increased 21% for the nine months driven by improved operating results and a lower effective income tax rate. Improved operating results reflected increased Affiliate Fees at our Cable Networks, higher advertising revenue at ESPN, increased guest spending and volumes at our domestic and international parks and resorts, higher licensing

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

revenue due to the strength of Cars merchandise and a full period of Marvel, and a decrease in programming and production costs at the ABC Television Network. These increases were partially offset by increased operating expenses at our domestic parks and resorts, higher programming and production costs at ESPN, the inclusion of results for Playdom in the current nine months, which included the impact of acquisition accounting, and lower performance at our theatrical business.

In the current nine months, the Company recorded $46 million of restructuring and impairment charges and $75 million from gains on the sales of businesses (Miramax and BASS). The table below shows the pretax and after tax impact of these items.

	Benefit / (Expense)
	Pretax	Tax Effect	After Tax
Restructuring and impairment charges	$(46)	$44	$(2)
Gains on sales of businesses	75	(107)	(32)

	$29	$(63)	$(34)

Restructuring and impairment charges include an impairment of assets that had tax basis significantly in excess of book value resulting in a $44 million tax benefit on the restructuring and impairment charges. In addition, the book value of Miramax included $217 million of allocated goodwill which is not tax deductible. Accordingly, the taxable gain on the sales of businesses exceeded the $75 million book gain resulting in tax expense of $107 million. These items collectively had a $0.02 negative impact on EPS.

The prior-year nine months included restructuring and impairment charges, gains on the sales of investments in pay television services in Europe, a gain on the sale of rights and assets related to the Power Rangers property and an accounting gain related to the acquisition of the Disney Stores in Japan, which together had a $0.02 negative impact on EPS.

SEASONALITY

The Company’s businesses are subject to the effects of seasonality. Consequently, the operating results for the quarter and nine months ended July 2, 2011 for each business segment, and for the Company as a whole, are not necessarily indicative of results to be expected for the full year.

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

BUSINESS SEGMENT RESULTS

The Company evaluates the performance of its operating segments based on segment operating income, which is shown below along with segment revenues:

	Quarter Ended		% Change Better/ (Worse)	Nine months Ended		% Change Better/ (Worse)
(in millions)	July 2, 2011	July 3, 2010		July 2, 2011	July 3, 2010
Revenues:
Media Networks	$4,949	$4,729	5%	$13,916	$12,748	9%
Parks and Resorts	3,170	2,831	12%	8,668	7,942	9%
Studio Entertainment	1,620	1,639	(1) %	4,892	5,110	(4) %
Consumer Products	685	606	13%	2,233	1,948	15%
Interactive Media	251	197	27%	759	573	32%

	$10,675	$10,002	7%	$30,468	$28,321	8%

Segment operating income (loss):
Media Networks	$2,094	$1,885	11%	$4,684	$3,915	20%
Parks and Resorts	519	477	9%	1,132	1,002	13%
Studio Entertainment	49	123	(60) %	501	589	(15) %
Consumer Products	155	117	32%	609	493	24%
Interactive Media	(86)	(65)	(32) %	(214)	(130)	(65) %

	$2,731	$2,537	8%	$6,712	$5,869	14%

The following table reconciles segment operating income to income before income taxes:

	Quarter Ended		% Change Better/ (Worse)	Nine months Ended		% Change Better/ (Worse)
(in millions)	July 2, 2011	July 3, 2010		July 2, 2011	July 3, 2010

Segment operating income	$2,731	$2,537	8%	$6,712	$5,869	14%
Corporate and unallocated shared expenses	(101)	(119)	15%	(335)	(282)	(19) %
Restructuring and impairment charges	(34)	(36)	6%	(46)	(212)	78%
Other income	—	43	nm	75	140	(46) %
Net interest expense	(88)	(89)	1%	(266)	(322)	17%

Income before income taxes	$2,508	$2,336	7%	$6,140	$5,193	18%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Depreciation expense is as follows:

	Quarter Ended		% Change Better/ (Worse)	Nine months Ended		% Change Better/ (Worse)
(in millions)	July 2, 2011	July 3, 2010		July 2, 2011	July 3, 2010
Media Networks
Cable Networks	$34	$29	(17) %	$99	$87	(14) %
Broadcasting	25	23	(9) %	76	71	(7) %

Total Media Networks	59	52	(13) %	175	158	(11) %

Parks and Resorts
Domestic	219	205	(7) %	628	614	(2) %
International	83	78	(6) %	241	249	3%

Total Parks and Resorts	302	283	(7) %	869	863	(1) %

Studio Entertainment	12	14	14%	42	42	- %
Consumer Products	11	8	(38) %	36	22	(64) %
Interactive Media	3	3	- %	12	16	25%
Corporate	37	39	5%	111	103	(8) %

Total depreciation expense	$424	$399	(6) %	$1,245	$1,204	(3) %

Amortization of intangible assets is as follows:

	Quarter Ended		% Change Better/ (Worse)	Nine months Ended		% Change Better/ (Worse)
(in millions)	July 2, 2011	July 3, 2010		July 2, 2011	July 3, 2010
Media Networks	$2	$3	33%	$6	$7	14%
Parks and Resorts	—	—	nm	—	—	nm
Studio Entertainment	25	10	(>100) %	56	21	(>100) %
Consumer Products	15	13	(15) %	43	29	(48) %
Interactive Media	10	7	(43) %	29	18	(61) %

Total amortization of intangible assets	$52	$33	(58) %	$134	$75	(79) %

Media Networks

Operating results for the Media Networks segment are as follows:

	Quarter Ended		% Change Better/ (Worse)
(in millions)	July 2, 2011	July 3, 2010
Revenues
Affiliate Fees	$2,566	$2,364	9%
Advertising	1,913	1,893	1%
Other	470	472	— %

Total revenues	4,949	4,729	5%
Operating expenses	(2,291)	(2,290)	— %
Selling, general, administrative and other	(687)	(638)	(8) %
Depreciation and amortization	(61)	(55)	(11) %
Equity in the income of investees	184	139	32%

Operating Income	$2,094	$1,885	11%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Revenues

Affiliate Fees increased 9% driven by increases of 5% from contractual rate increases, 1% from subscriber growth, and 1% from favorable foreign currency translation impacts at Cable Networks, and 1% due to new contractual provisions at Broadcasting.

Advertising revenues reflected increases of $13 million at Cable Networks (from $846 million to $859 million) and $7 million at Broadcasting (from $1,047 million to $1,054 million). Higher Cable Networks advertising revenue was driven by an 8% increase due to higher rates, partially offset by a 5% decrease due to fewer units sold and lower ratings. At Broadcasting an increase of 5% due to higher Network advertising rates was largely offset by decreases of 3% due to lower Network primetime ratings and 2% due to lower political advertising at our owned television stations.

Other revenues reflected lower sales of ABC Studios productions driven by Lost and Ghost Whisperer which were essentially offset by the impact of a change in the transfer pricing arrangement between Studio Entertainment and Media Networks for distribution of Media Networks home entertainment product (see Note 2 to the Condensed Consolidated Financial Statements).

Costs and Expenses

Operating expenses include programming and production costs which decreased $78 million from $2,003 million to $1,925 million. At Cable Networks, an increase in programming and production costs of $17 million was driven by more episodes of original programming at ABC Family and the Disney Channels largely offset by the absence of costs for the FIFA World Cup at ESPN which was broadcast in the prior year quarter. At Broadcasting, programming and production costs decreased $95 million driven by a lower cost mix of primetime programming reflecting a shift in hours from original scripted programming to reality programming and lower news and daytime production costs due to cost savings initiatives. The decrease in programming and production costs was largely offset by a 1% increase in operating costs due to the change in the transfer pricing arrangement for distribution of Media Networks home entertainment product and a 1% increase due to higher labor costs.

The increase in selling, general and administrative and other costs and expenses included the impact of higher marketing and sales expenses.

Equity in the Income of Investees

Income from equity investees increased to $184 million for the current quarter from $139 million in the prior-year quarter primarily due to lower cricket programming costs at ESPN Star Sports as a result of fewer matches airing in the current quarter and also decreased losses from our UTV investment.

Segment Operating Income

Segment operating income increased 11%, or $209 million, to $2.1 billion. The increase was primarily due to increases at ESPN, the ABC Television Network and at the worldwide Disney Channels. These increases were partially offset by decreases at ABC Family and at our owned television stations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

The following table provides supplemental revenue and segment operating income detail for the Media Networks segment:

	Quarter Ended		% Change Better/ (Worse)	Nine months Ended		% Change Better/ (Worse)
(in millions)	July 2, 2011	July 3, 2010		July 2, 2011	July 3, 2010
Revenues:
Cable Networks	$3,516	$3,280	7%	$9,410	$8,346	13%
Broadcasting	1,433	1,449	(1) %	4,506	4,402	2%

	$4,949	$4,729	5%	$13,916	$12,748	9%

Segment operating income:
Cable Networks	$1,844	$1,676	10%	$3,972	$3,403	17%
Broadcasting	250	209	20%	712	512	39%

	$2,094	$1,885	11%	$4,684	$3,915	20%

Restructuring and impairment charges

The Company recorded charges of $1 million and $34 million for the current quarter and prior-year quarter, respectively, which were reported in “Restructuring and impairment charges” in the Condensed Consolidated Statements of Income. The charges in the prior-year quarter were primarily due to the closure of five ESPN Zone locations.

Parks and Resorts

Operating results for the Parks and Resorts segment are as follows:

	Quarter Ended		% Change Better/ (Worse)
(in millions)	July 2, 2011	July 3, 2010
Revenues
Domestic	$2,532	$2,211	15%
International	638	620	3%

Total revenues	3,170	2,831	12%
Operating expenses	(1,913)	(1,706)	(12) %
Selling, general, administrative and other	(436)	(365)	(19) %
Depreciation and amortization	(302)	(283)	(7) %

Operating Income	$519	$477	9%

Revenues

Parks and Resorts revenues increased 12%, or $339 million, to $3.2 billion due to increases of $321 million at our domestic operations and $18 million at our international operations. Results at both our domestic and international parks and resorts reflected a favorable impact due to a shift in the timing of the Easter holiday relative to our fiscal periods. The current quarter included two weeks of the Easter holiday, while the prior-year quarter included one week of the Easter holiday.

Revenue at our domestic operations reflected an 8% increase due to higher average guest spending, a 4% increase from higher passenger cruise ship days due to the first full quarter of operations from our new cruise ship, the Disney Dream, and a 1% increase due to higher attendance. Higher guest spending was primarily due to higher average ticket prices and daily hotel room rates and increased spending on food, beverage and merchandise.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Revenues at our international operations reflected a 9% increase due to the impact of foreign currency translation as a result of the weakening of the US dollar against the Euro, a 5% increase from higher average guest spending, and a 4% volume increase due to higher attendance and hotel occupancy. Higher guest spending was primarily due to higher average daily hotel room rates and higher average ticket prices. These increases were partially offset by a 10% decrease due to the prior-year sale of a real estate property at Disneyland Paris and a 4% decrease due to the March 2011 earthquake and tsunami in Japan which resulted in temporary suspension of operations at Tokyo Disney Resort and a continuing reduction in volume after reopening.

The following table presents supplemental park and hotel statistics:

	Domestic		International (2)		Total
	Quarter Ended		Quarter Ended		Quarter Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Parks Increase/(decrease)
Attendance	2%	(3) %	7%	7%	3%	(1) %
Per Capita Guest Spending	8%	5%	15%	(2) %	9%	3%
Hotels (1)
Occupancy	81%	82%	91%	89%	83%	84%
Available Room Nights (in thousands)	2,407	2,413	615	615	3,022	3,028
Per Room Guest Spending	$262	$230	$317	$267	$274	$238

(1)

Hotel statistics include rentals of Disney Vacation Club units. Per room guest spending consists of the average daily hotel room rate as well as guest spending on food, beverage and merchandise at the hotels.

(2)

Per capita guest spending and per room guest spending include the impact of foreign currency translation. Guest spending statistics for Disneyland Paris were converted from Euros into US Dollars at weighted average exchange rates of $1.44 and $1.27 for the quarters ended July 2, 2011 and July 3, 2010, respectively.

Costs and Expenses

Operating expenses include operating labor and cost of sales. Operating labor increased by $102 million from $821 million to $923 million driven by labor cost inflation and higher pension and healthcare costs. Cost of sales increased $21 million from $291 million to $312 million driven by volume, partially offset by the absence of costs related to the prior-year real estate sale at Disneyland Paris. Higher operating expenses also reflected the first full quarter of operations from our new cruise ship, the Disney Dream, expansion costs for Disney California Adventure at Disneyland Resort and the unfavorable impact of foreign currency translation as a result of the weakening of the U.S. dollar against the Euro.

The increase in selling, general, administrative and other costs and expenses was driven by higher marketing costs at our domestic parks and resorts, including marketing of our new guest offerings, and at our new resort in Hawaii and labor cost inflation.

The increase in depreciation and amortization was driven by depreciation expense on the Disney Dream.

Segment Operating Income

Segment operating income increased 9%, or $42 million, to $519 million due to increases at our domestic parks and resorts, Disney Cruise Line, and Hong Kong Disneyland Resort, partially offset by decreases at Disneyland Paris and Tokyo Disney Resort.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Studio Entertainment

Operating results for the Studio Entertainment segment are as follows:

	Quarter Ended		% Change Better/ (Worse)
(in millions)	July 2, 2011	July 3, 2010
Revenues
Theatrical distribution	$670	$686	(2) %
Home entertainment	431	469	(8) %
Television distribution and other	519	484	7%

Total revenues	1,620	1,639	(1) %
Operating expenses	(875)	(910)	4%
Selling, general, administrative and other	(659)	(582)	(13) %
Depreciation and amortization	(37)	(24)	(54) %

Operating Income	$49	$123	(60) %

Revenues

The decrease in theatrical distribution, which includes our participation in Marvel titles, reflected the strong performance of Toy Story 3 and Iron Man 2 in the prior-year quarter compared to Cars 2 and Thor in the current quarter. The decrease in revenues due to the performance of these titles was largely offset by an increase in revenues from the performance of Pirates of the Caribbean: On Stranger Tides, which was released in the current quarter, compared to the ongoing performance of Alice in Wonderland, which was released in the second quarter of the prior year, and Prince of Persia: The Sands Of Time, which was released in the prior-year third quarter.

Lower home entertainment revenue reflected a 9% decrease due to the change in the transfer pricing arrangement between Studio Entertainment and Media Networks for distribution of Media Networks home entertainment product (See Note 2 to the Condensed Consolidated Financial Statements).

The increase in television distribution and other revenue reflected a 5% increase due to higher revenue share from Consumer Products on sales of merchandise based on Studio film properties in the current quarter driven by the strength of Cars merchandise (See Note 2 to the Condensed Consolidated Financial Statements).

Costs and Expenses

Operating expenses include film cost amortization which decreased by $50 million from $503 million to $453 million driven by lower film cost write-downs. Operating expenses also included a 4% decrease due to the change in the transfer pricing arrangement between Studio Entertainment and Media Networks for distribution of Media Networks home entertainment product. These decreases were partially offset by a 4% increase due to higher distribution costs for theatrical releases driven by Pirates of the Caribbean: On Stranger Tides.

The increase in selling, general, administrative and other costs was primarily due to higher marketing expense associated with theatrical releases driven by Pirates of the Caribbean: On Stranger Tides.

Segment Operating Income

Segment operating income decreased from $123 million to $49 million primarily due to lower results at theatrical distribution partially offset by lower film cost write-downs.

Restructuring and impairment charges

The Company recorded charges of $30 million and $5 million in the current and prior-year quarters, respectively, which were reported in “Restructuring and impairment charges” in the

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Condensed Consolidated Statements of Income. The charges in the current quarter were primarily for severance and facilities costs.

Consumer Products

Operating results for the Consumer Products segment are as follows:

	Quarter Ended		% Change Better/ (Worse)
(in millions)	July 2, 2011	July 3, 2010
Revenues
Licensing and publishing	$459	$407	13%
Retail and other	226	199	14%

Total revenues	685	606	13%
Operating expenses	(304)	(287)	(6) %
Selling, general, administrative and other	(200)	(181)	(10) %
Depreciation and amortization	(26)	(21)	(24) %

Operating Income	$155	117	32%

Revenues

The increase in licensing and publishing revenue reflected an 18% increase in licensing revenue driven by the strong performance of Cars merchandise and higher revenue from Marvel properties in the current quarter. The increase in revenue from Marvel properties reflected the impact of acquisition accounting which reduced revenue recognition in the prior-year quarter. These increases were partially offset by a decrease of 6% due to a higher revenue share with the Studio Entertainment segment in the current quarter primarily due to the strong performance of Cars merchandise.

Higher retail and other revenues reflected a 17% increase at the Disney Store driven by higher comparable store sales at our stores in North America and Europe.

Costs and Expenses

Operating expenses include cost of goods sold which increased from $115 million to $118 million. Operating expenses also include a 2% increase due to higher labor costs and a 2% increase due to higher rent and occupancy costs at our retail business.

The increase in selling, general, administrative and other costs included promotional costs for Cars merchandise licensing programs.

Operating Income

Segment operating income increased 32% to $155 million driven by an increase at our licensing business.

Interactive Media

Operating results for the Interactive Media segment are as follows:

	Quarter Ended		% Change Better/ (Worse)
(in millions)	July 2, 2011	July 3, 2010
Revenues
Game sales and subscriptions	$196	$146	34%
Advertising and other	55	51	8%

Total revenues	251	197	27%
Operating expenses	(205)	(137)	(50) %
Selling, general, administrative and other	(119)	(115)	(3) %
Depreciation and amortization	(13)	(10)	(30) %

Operating Income	$(86)	(65)	(32) %

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Revenues

Higher game sales and subscriptions revenue reflected a 16% increase due to higher unit sales of console games and an increase of 14% driven by higher online game sales due to the inclusion of Playdom in the current quarter. Increased console games sales reflected the performance of Lego Pirates of the Caribbean and Cars 2 in the current quarter compared to Toy Story 3 and Split Second in the prior-year quarter.

Costs and Expenses

Operating expenses include product development costs which increased $10 million from $87 million to $97 million driven by the inclusion of Playdom, partially offset by a decrease at our console games business. Operating expenses also included a 37% increase due to higher cost of sales driven by fees paid to the developer of Lego Pirates of the Caribbean.

The increase in selling, general, administrative and other expenses was driven by the inclusion of Playdom, including the impact of acquisition accounting, partially offset by lower marketing costs at our console games business. The prior-year release of Split Second required significant marketing support as it was not based on an existing film property.

Operating Loss

Segment operating loss was $86 million compared to $65 million in the prior-year quarter driven by the inclusion of Playdom, partially offset by an improvement at our console games business.

Restructuring and impairment charges

The Company recorded charges of $7 million and credits of $3 million in the current and prior-year quarters, respectively, which were reported in “Restructuring and impairment charges” in the Condensed Consolidated Statements of Income. The charges in current quarter were primarily for severance costs.

BUSINESS SEGMENT RESULTS – Nine Month Results

Media Networks

Operating results for the Media Networks segment are as follows:

	Nine months Ended		% Change Better/ (Worse)
(in millions)	July 2, 2011	July 3, 2010
Revenues
Affiliate Fees	$6,368	$5,835	9%
Advertising	5,902	5,350	10%
Other	1,646	1,563	5%

Total revenues	13,916	12,748	9%
Operating expenses	(7,678)	(7,330)	(5) %
Selling, general, administrative and other	(1,836)	(1,719)	(7) %
Depreciation and amortization	(181)	(165)	(10) %
Equity in the income of investees	463	381	22%

Operating Income	$4,684	$3,915	20%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Revenues

Affiliate Fee growth of 9% was driven by increases of 6% from higher contractual rates and 1% from subscriber growth at Cable Networks and an increase of 1% due to new contractual provisions at Broadcasting.

Higher advertising revenues were due to an increase of $452 million at Cable Networks from $2,253 million to $2,705 million and an increase of $100 million at Broadcasting from $3,097 million to $3,197 million. The increase at Cable Networks was driven by a 15% increase due to higher rates and a 4% increase due to higher units sold. The increase at Broadcasting reflected increases of 7% due to higher Network advertising rates, primarily at primetime, and 1% due to higher local television advertising, partially offset by a decrease of 5% due to lower Network ratings primarily at primetime and daytime.

The increase in other revenues was driven by a change in the transfer pricing arrangement between Studio Entertainment and Media Networks for distribution of Media Networks home entertainment product, partially offset by lower sales of ABC Studios productions driven by the absence of Ghost Whisperer and Lost.

Costs and Expenses

Operating expenses include programming and production costs which increased $151 million from $6,334 million to $6,485 million. At Cable Networks, an increase in programming and production spending of $381 million was driven by higher sports rights costs due to the addition of college football programming including Bowl Championship Series games and more episodes of original programming at the Disney Channels. At Broadcasting, programming and production costs decreased $230 million driven by lower production cost amortization due to decreased sales of ABC Studios productions, a shift of college sports programming to ESPN and lower news and daytime production costs due to cost savings initiatives. Operating expenses also reflect a 1% increase due to the change in the transfer pricing arrangement for distribution of Media Networks home entertainment product and a 1% increase due to higher labor costs.

The increase in selling, general and administrative and other costs and expenses was driven by higher marketing and sales costs at our Cable Network businesses.

Equity in the Income of Investees

Income from equity investees increased to $463 million in the current nine-month period from $381 million in the prior-year nine month period driven an increase at A&E/Lifetime due to higher advertising and affiliate revenues, partially offset by higher marketing and programming costs.

Segment Operating Income

Segment operating income increased 20%, or $769 million, to $4.7 billion. The increase was primarily due to increases at ESPN, the ABC Television Network, the worldwide Disney Channels, the owned television stations and ABC Family.

Restructuring and impairment charges

The Company recorded charges of $78 million for the prior-year nine month period which were reported in “Restructuring and impairment charges” in the Condensed Consolidated Statement of Income. The charges were primarily for severance costs and the closure of five ESPN Zone locations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Parks and Resorts

Operating results for the Parks and Resorts segment are as follows:

	Nine months Ended		% Change Better/ (Worse)
(in millions)	July 2, 2011	July 3, 2010
Revenues
Domestic	$6,938	$6,263	11%
International	1,730	1,679	3%

Total revenues	8,668	7,942	9%
Operating expenses	(5,418)	(4,967)	(9) %
Selling, general, administrative and other	(1,249)	(1,110)	(13) %
Depreciation and amortization	(869)	(863)	(1) %

Operating Income	$1,132	1,002	13%

Revenues

Parks and Resorts revenues increased 9%, or $726 million, to $8.7 billion due to an increase of $675 million at our domestic operations and an increase of $51 million at our international operations.

Revenue growth at our domestic operations reflected a 6% increase driven by higher average guest spending and a 3% increase due to volume driven by higher passenger cruise ship days as a result of the launch of our new cruise ship, the Disney Dream, in January 2011 and higher attendance. Higher guest spending was primarily due to higher average ticket prices, daily hotel room rates and food, beverage and merchandise spending.

Revenue growth at our international operations reflected a 4% increase due to higher average guest spending and a 4% increase driven by volume due to higher attendance and hotel occupancy. These improvements were partially offset by a 3% decrease due to the prior year sale of the real estate property at Disneyland Paris and 3% decrease due to the March 2011 earthquake and tsunami in Japan which resulted in the temporary suspension of operations at Tokyo Disney Resort and a continuing reduction in volume after reopening.

The following table presents supplemental park and hotel statistics:

	Domestic		International (2)		Total
	Nine months Ended		Nine months Ended		Nine months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Parks Increase/(decrease)
Attendance	1%	1%	6%	(2) %	3%	0%
Per Capita Guest Spending	7%	2%	2%	6%	6%	3%
Hotels (1)
Occupancy	82%	81%	87%	83%	83%	81%
Available Room Nights (in thousands)	7,209	7,214	1,845	1,845	9,054	9,059
Per Room Guest Spending	$246	$229	$280	$263	$253	$236

(1)

Hotel statistics include rentals of Disney Vacation Club units. Per room guest spending consists of the average daily hotel room rate as well as guest spending on food, beverage and merchandise at the hotels.

(2)

Per capita guest spending and per room guest spending include the impact of foreign currency translation. Guest spending statistics for Disneyland Paris were converted from Euros into US Dollars at weighted average exchange rates of $1.39 and $1.38 for nine months ended July 2, 2011 and July 3, 2010, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Costs and Expenses

Operating expenses include operating labor which increased by $211 million from $2,431 million to $2,642 million driven by inflation and higher pension and healthcare costs. Operating expenses also include cost of sales which increased $79 million from $819 million to $898 million driven by volume, partially offset by the absence of costs related to the prior-year real estate sale at Disneyland Paris. Operating expenses also increased due to promotional, launch and operating costs in connection with our new cruise ship, the Disney Dream, and expansion costs for Disney California Adventure at Disneyland Resort.

The increase in selling, general, administrative and other costs and expenses was driven by higher marketing costs at our domestic parks and resorts, including marketing of our new guest offerings, and at our new resort in Hawaii, labor cost inflation, and costs associated with the additional cruise ship.

Segment Operating Income

Segment operating income increased 13%, or $130 million, to $1.1 billion due to increases at our domestic parks and resorts and Hong Kong Disneyland Resort, partially offset by decreases at Tokyo Disney Resort, Disneyland Paris and Disney Cruise Line.

Studio Entertainment

Operating results for the Studio Entertainment segment are as follows:

	Nine months Ended		% Change Better/ (Worse)
(in millions)	July 2, 2011	July 3, 2010
Revenues
Theatrical distribution	$1,295	$1,583	(18) %
Home entertainment	2,010	2,083	(4) %
Television distribution and other	1,587	1,444	10%

Total revenues	4,892	5,110	(4) %
Operating expenses	(2,433)	(2,622)	7%
Selling, general, administrative and other	(1,860)	(1,836)	(1) %
Depreciation and amortization	(98)	(63)	(56) %

Operating Income	$501	$589	(15) %

Revenues

The decrease in theatrical distribution revenue reflected lower worldwide performance of current period titles. Additionally, the prior-year period benefitted from the ongoing international performance of UP which was released in fiscal 2009. Significant titles in the current period included Pirates of the Caribbean: On Stranger Tides, Tangled, Tron: Legacy, Thor and Cars 2 while the prior-year period included Alice in Wonderland, Toy Story 3, Disney’s A Christmas Carol, Prince of Persia: The Sands Of Time, Princess and the Frog and Iron Man 2.

Lower home entertainment revenue reflected a 10% decrease due to the change in the transfer pricing arrangement for Studio distribution of Media Networks home entertainment product, partially offset by 4% growth due to higher unit sales and 2% growth due to higher net effective pricing. Net effective pricing is the wholesale selling price adjusted for discounts, sales incentives and returns. Higher unit sales in the current period were driven by the strong international performance of Toy Story 3 compared to UP in the prior-year period as well as increased catalog sales.

The increase in television distribution and other revenue was primarily due to the inclusion of Marvel which was acquired at the end of the first quarter of the prior year.

Costs and Expenses

Operating expenses include film cost amortization which decreased $49 million from $1,240 million to $1,191 million driven by lower film cost write-downs, partially offset by the addition of Marvel which was acquired at the end of the first quarter of the prior year. Operating

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

expenses also include participation and distribution costs which decreased $119 million. Participation costs reflected the strong performance of Alice in Wonderland in the prior-year period, while lower distribution costs were due to the change in the transfer pricing arrangement for Studio distribution of Media Networks home entertainment product.

The increase in selling, general, administrative and other costs were driven by the inclusion of Marvel which was acquired at the end of the first quarter of the prior year, executive contract termination costs and higher bad debt expense, partially offset by lower marketing expenses at our theatrical and home entertainment businesses.

Segment Operating Income

Segment operating income decreased 15%, or $88 million, to $501 million primarily due to lower results at our theatrical business, partially offset by lower film cost write-downs.

Restructuring and impairment charges

The Company recorded charges of $31 million and $127 million for the current and prior-year periods, respectively, which were reported in “Restructuring and impairment charges” in the Condensed Consolidated Statements of Income. The charges in the current period were primarily for severance and related costs. The charges in the prior-year period were primarily for the write-off of capitalized costs related to abandoned film projects, the closure of a production facility, and severance costs.

Consumer Products

Operating results for the Consumer Products segment are as follows:

	Nine months Ended		% Change Better/ (Worse)
(in millions)	July 2, 2011	July 3, 2010
Revenues
Licensing and publishing	$1,373	$1,238	11%
Retail and other	860	710	21%

Total revenues	2,233	1,948	15%
Operating expenses	(1,001)	(903)	(11) %
Selling, general, administrative and other	(544)	(501)	(9) %
Depreciation and amortization	(79)	(51)	(55) %

Operating Income	$609	493	24%

Revenues

The increase in licensing and publishing revenue reflected a 7% increase driven by the strong performance of Cars, Tangled and Toy Story merchandise and a 6% increase resulting from the acquisition of Marvel which was acquired at the end of the first quarter of the prior year.

Higher retail and other revenues were primarily due to a 10% increase due to the acquisition of The Disney Store Japan at the end of the second quarter of fiscal 2010 and an 8% increase due to higher comparable store sales at the Disney Store in North America and Europe.

Costs and Expenses

Operating expenses include an increase of $46 million in cost of goods sold, from $395 million to $441 million, driven by the acquisitions of The Disney Store Japan at the end of the second quarter of fiscal 2010 and Marvel at the end of the first quarter of the prior year. Operating expenses also included a 3% increase due to higher labor costs and a 2% increase due to

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

higher occupancy costs, primarily at our retail business driven by the acquisition of The Disney Store Japan.

The increase in selling, general, administrative and other was driven by the inclusion of Marvel, as was the increase in depreciation and amortization.

Segment Operating Income

Segment operating income increased 24%, or $116 million, to $609 million primarily due to increases in our licensing and North American retail businesses.

Restructuring and impairment charges

The Company recorded charges of $2 million in the prior-year period which were reported in “Restructuring and impairment charges” in the Condensed Consolidated Statement of Income.

Interactive Media

Operating results for the Interactive Media segment are as follows:

	Nine months Ended		% Change Better/ (Worse)
(in millions)	July 2, 2011	July 3, 2010
Revenues
Game sales and subscriptions	$600	$428	40%
Advertising and other	159	145	10%

Total revenues	759	573	32%
Operating expenses	(550)	(410)	(34) %
Selling, general, administrative and other	(382)	(259)	(47) %
Depreciation and amortization	(41)	(34)	(21) %

Operating Income	$(214)	(130)	(65) %

Revenues

Game sales and subscriptions revenue growth reflected a 15% increase due to higher net effective pricing of console games and a 13% increase due to higher console game unit sales, reflecting the strong performance of Epic Mickey and Lego Pirates of the Caribbean. Additionally, the inclusion of Playdom in the current nine months contributed to higher game sales and subscription revenues.

Higher advertising and other revenue was driven by our mobile phone service in Japan.

Costs and Expenses

Operating expense included a $52 million increase in product development expense from $235 million to $287 million primarily due to the acquisition of Playdom. Operating expenses also included a 16% increase due to higher cost of sales driven by fees paid to the developer of Lego Pirates of the Caribbean and higher console games unit sales.

The increase in selling, general, administrative and other costs was primarily due to the inclusion of Playdom, including the impact of acquisition accounting.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Operating Loss

Segment operating loss was $214 million compared to $130 million in the prior-year nine month period as an improvement at our console game business was more than offset by the inclusion of Playdom results in the current period, including the impact of acquisition accounting.

Restructuring and impairment charges

The Company recorded charges of $19 million and credits of $3 million in the current and prior-year nine-month periods, respectively, which were reported in “Restructuring and impairment charges” in the Condensed Consolidated Statements of Income. The charges in the current nine-month period were for severance costs.

OTHER FINANCIAL INFORMATION

Corporate and Unallocated Shared Expenses

Corporate and unallocated shared expenses are as follows:

	Quarter Ended		% Change Better/ (Worse)	Nine months Ended		% Change Better/ (Worse)
(in millions)	July 2, 2011	July 3, 2010		July 2, 2011	July 3, 2010
Corporate and unallocated shared expenses	$101	$119	15%	$335	$282	(19) %

Corporate and unallocated shared expenses decreased for the quarter primarily due to the timing of expenses. For the nine months, corporate and unallocated shared expenses increased primarily due to the timing of expenses and higher compensation related costs.

Net Interest Expense

Net interest expense is as follows:

	Quarter Ended		% Change Better/ (Worse)	Nine months Ended		% Change Better/ (Worse)
(in millions)	July 2, 2011	July 3, 2010		July 2, 2011	July 3, 2010
Interest expense	$(113)	$(103)	(10) %	$(324)	$(368)	12%
Interest and investment income	25	14	79%	58	46	26%

Net interest expense	$(88)	$(89)	1%	$(266)	$(322)	17%

The decrease in interest for the year was primarily due to lower effective interest rates, higher capitalized interest and lower average debt balances. Higher capitalized interest was driven by increased capital spending.

The increase in interest and investment income for the quarter and nine months was primarily due to gains on sales of investments.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Income Taxes

The effective income tax rate is as follows:

	Quarter Ended		Change Better/ (Worse)	Nine months Ended		Change Better/ (Worse)
	July 2, 2011	July 3, 2010		July 2, 2011	July 3, 2010
Effective Income Tax Rate	33.7%	35.6%	1.9 ppt	34.7%	35.5%	0.8 ppt

The decrease in the effective income tax rate for the current-year quarter reflects the benefit of an increase in the domestic production deduction rate.

The decrease in the effective tax rate for the nine months ended July 2, 2011 was primarily due to the absence of a charge related to the health care reform legislation and a benefit from an increase in the domestic production deduction rate, partially offset by a decrease in favorable resolutions of prior-year tax matters. During the nine months ended July 3, 2010, the Company recorded a $72 million charge related to the enactment of health care reform legislation in March 2010. Under this legislation the Company’s deductions for retiree prescription drug benefits will be reduced by the amount of Medicare Part D drug subsidies received beginning in fiscal year 2014. Under applicable accounting rules, the Company was required to reduce its existing deferred tax asset, which was established for the future deductibility of retiree prescription drug benefit costs, to reflect the lost deductions. The reduction was recorded as a charge to earnings in the period the legislation was enacted.

Noncontrolling Interests

Net income attributable to noncontrolling interests is as follows:

	Quarter Ended		% Change Better/ (Worse)	Nine months Ended		% Change Better/ (Worse)
(in millions)	July 2, 2011	July 3, 2010		July 2, 2011	July 3, 2010
Net income attributable to noncontrolling interests	$ 187	$ 174	(7) %	$ 287	$ 219	(31) %

The increase in net income attributable to noncontrolling interests for the quarter and nine months was due to improved operating results at ESPN and Hong Kong Disneyland Resort, partially offset by lower operating results at Disneyland Paris. Net income attributable to noncontrolling interests is determined based on income after royalties, financing costs and income taxes.

FINANCIAL CONDITION

The change in cash and cash equivalents is as follows:

	Nine months Ended		Change Better/ (Worse)
(in millions)	July 2, 2011	July 3, 2010
Cash provided by operations	$4,890	$4,372	$518
Cash used in investing activities	(2,167)	(3,463)	1,296
Cash used in financing activities	(2,032)	(1,155)	(877)
Impact of exchange rates on cash and cash equivalents	106	(220)	326

Increase/(decrease) in cash and cash equivalents	$797	$(466)	$1,263

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Operating Activities

Cash provided by operations increased 12% to $4.9 billion in the current nine months from $4.4 billion in the prior-year nine month period. The increase was primarily due to higher operating cash receipts driven by higher revenues at our Media Networks, Parks and Resorts, Interactive Media and Consumer Products businesses and the timing of receivable collections at our Media Networks and Consumer Products businesses. These increases were partially offset by higher cash payments at Corporate and at our Parks and Resorts, Interactive Media and Consumer Products businesses. The increase in cash payments at Corporate was driven by higher contributions to our pension plans. The increase in cash payments at Parks and Resorts was driven by labor cost inflation, costs associated with our new cruise ship, the Disney Dream, higher marketing and sales expenses and expansion costs for Disney California Adventure at Disneyland Resort, while the increase in cash payments at Interactive Media reflects the inclusion of Playdom, which was acquired subsequent to the prior-year nine month period. The increase in cash payments at Consumer Products was primarily due to the acquisitions of The Disney Store Japan and Marvel.

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

The Company’s film and television production and programming activity for the nine months ended July 2, 2011 and July 3, 2010 are as follows:

	Nine months Ended
(in millions)	July 2, 2011	July 3, 2010
Beginning balances:
Production and programming assets	$5,451	$5,756
Programming liabilities	(990)	(1,040)

	4,461	4,716

Spending:
Film and television production	2,392	2,518
Broadcast programming	3,575	3,375

	5,967	5,893

Amortization:
Film and television production	(2,730)	(2,710)
Broadcast programming	(3,453)	(3,214)

	(6,183)	(5,924)

Change in film and television production and programming costs	(216)	(31)
Other non-cash activity	30	108

Ending balances:
Production and programming assets	5,005	5,556
Programming liabilities	(730)	(763)

	$4,275	$4,793

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Investing Activities

Investing activities consist principally of investments in parks, resorts, and other property and acquisition and divestiture activity.

During the nine months ended July 2, 2011 and July 3, 2010, investment in parks, resorts and other properties were as follows:

	Nine months Ended
(in millions)	July 2, 2011	July 3, 2010
Media Networks
Cable Networks	$79	$60
Broadcasting	86	52

Total Media Networks	165	112

Parks and Resorts
Domestic	1,799	851
International	270	148

Total Parks and Resorts	2,069	999

Studio Entertainment	86	65
Consumer Products	63	41
Interactive Media	16	13
Corporate	162	83

Total investments in parks, resorts and other property	$2,561	$1,313

Capital expenditures for the Parks and Resorts segment are principally for theme park and resort expansion, new rides and attractions, cruise ships, recurring capital and capital improvements. The increase in capital expenditures at Parks and Resorts reflected the final payment on our new cruise ship, the Disney Dream, theme park and resort expansions and new guest offerings at Walt Disney World Resort, Hong Kong Disneyland Resort, and Disney California Adventure and the development of Shanghai Disney Resort.

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

Other Investing Activities

During the current nine months, proceeds from dispositions were $564 million primarily due to the sale of Miramax, partially offset by acquisitions totaling $172 million which included payments related to the acquisition of Playdom, Inc.

During the prior-year nine month period, acquisitions totaled $2.3 billion due to the acquisition of Marvel Entertainment, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Financing Activities

Cash used in financing activities was $2.0 billion for the current nine month period compared to $1.2 billion for the prior-year nine-month period. The change of $877 million was primarily due to higher repurchases of common stock, partially offset by higher net borrowings.

During the nine months ended July 2, 2011, the Company’s borrowing activity was as follows:

	October 2, 2010	Additions	Payments	Other Activity	July 2, 2011
Commercial paper borrowings	$1,190	$620	$—	$—	$1,810
U.S. medium-term notes	6,815	500	—	3	7,318
European medium-term notes	273	—	(168)	(18)	87
Other foreign currency denominated debt	965	—	—	46	1,011
Other (1)	651	—	(34)	(84)	533
Disneyland Paris borrowings(2)	2,113	—	(129)	144	2,128
Hong Kong Disneyland borrowings(3)	473	—	—	(122)	351

Total	$12,480	$1,120	$(331)	$(31)	$13,238

(1)	The other activity is primarily market value adjustments for debt with qualifying hedges.
(2)	The other activity is primarily the impact of foreign currency translation as a result of the weakening of the U.S. dollar against the Euro.
(3)	The other activity is due to the conversion of a portion of the HKSAR’s loan to equity pursuant to the capital realignment and expansion plan.

The Company’s bank facilities as of July 2, 2011 were as follows:

(in millions)	Committed Capacity	Capacity Used	Unused Capacity
Bank facilities expiring February 2013	$2,250	$—	$2,250
Bank facilities expiring February 2015	2,250	101	2,149

Total	$4,500	$101	$4,399

In February 2011, the Company entered into a new four-year $2.25 billion bank facility with a syndicate of lenders. This facility, in combination with the facility that matures in 2013, is used to support commercial paper borrowings. The new bank facility allows the Company to issue up to $800 million of letters of credit, which if utilized, reduces available borrowings under this facility. As of July 2, 2011, $101 million of letters of credit had been issued under this facility. These bank facilities allow for borrowings at LIBOR-based rates plus a spread, which depends on the Company’s public debt rating and can range from 0.33% to 4.50%.

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

During the nine months ended July 2, 2011, the company repurchased 77 million shares of its common stock for approximately $3.0 billion. On March 22, 2011, the Company’s Board of Directors increased the amount of shares that can be repurchased to 400 million shares as of that date. As of July 2,

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

2011, the Company had remaining authorization in place to repurchase approximately 363 million additional shares. The repurchase program does not have an expiration date.

We believe that the Company’s financial condition is strong and that its cash balances, other liquid assets, operating cash flows, access to debt and equity capital markets and borrowing capacity, taken together, provide adequate resources to fund ongoing operating requirements and future capital expenditures related to the expansion of existing businesses and development of new projects. However, the Company’s operating cash flow and access to the capital markets can be impacted by macroeconomic factors outside of its control. In addition to macroeconomic factors, the Company’s borrowing costs can be impacted by short- and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on the Company’s performance as measured by certain credit metrics such as interest coverage and leverage ratios. As of July 2, 2011, Moody’s Investors Service’s long- and short-term debt ratings for the Company were A2 and P-1, respectively, with stable outlook; Standard & Poor’s long- and short-term debt ratings for the Company were A and A-1, respectively, with stable outlook; and Fitch’s long- and short-term debt ratings for the Company were A and F-1, respectively, with stable outlook. The Company’s bank facilities contain only one financial covenant, relating to interest coverage, which the Company met on July 2, 2011, by a significant margin. The Company’s bank facilities also specifically exclude certain entities, such as Disneyland Paris, Hong Kong Disneyland and Shanghai Disney Resort, from any representations, covenants or events of default.

Disneyland Paris has annual covenants under its debt agreements that limit its investment and financing activities and require it to meet certain financial performance covenants. Disneyland Paris was in compliance with these covenants for fiscal 2010.

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

We expense the cost of television broadcast rights for acquired movies, series and other programs based on the number of times the program is expected to be aired or on a straight-line basis over the useful life, as appropriate. Amortization of those television programming assets being amortized on a number of airings basis may be accelerated if we reduce the estimated future airings and slowed if we increase the estimated future airings. The number of future airings of a particular program is impacted primarily by the program’s ratings in previous airings, expected advertising rates and availability and quality of alternative programming. Accordingly, planned usage is reviewed periodically and revised if necessary. We amortize rights costs for multi-year sports programming arrangements during the applicable seasons based on the estimated relative value of each year in the arrangement. The estimated values of each year are based on our projection of revenues over the contract period which include advertising revenue and an allocation of affiliate revenue. If the annual contractual payments related to each season approximate each season’s relative value, we expense the related contractual

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

payments during the applicable season. If planned usage patterns or estimated relative values by year were to change significantly, amortization of our sports rights costs may be accelerated or slowed.

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

We recognize revenues from advance theme park ticket sales when the tickets are used. For non-expiring, multi-day tickets, we recognize revenue over a four-year time period based on estimated usage, which is derived from historical usage patterns. If actual usage is different than our estimated usage, revenues may not be recognized in the periods the related services are rendered. In addition, a change in usage patterns would impact the timing of revenue recognition.

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

Income Tax Audits

As a matter of course, the Company is regularly audited by federal, state and foreign tax authorities. From time to time, these audits result in proposed assessments. Our determinations regarding the recognition of income tax benefits are made in consultation with outside tax and legal counsel where appropriate and are based upon the technical merits of our tax positions in consideration of applicable tax statutes and related interpretations and precedents and upon the expected outcome of proceedings (or negotiations) with taxing and legal authorities. The tax benefits ultimately realized by the Company may differ from those recognized in our future financial statements based on a number of factors, including the Company’s decision to settle rather than litigate a matter, relevant legal precedents related to similar matters and the Company’s success in supporting its filing positions with taxing authorities.

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

Our objective in managing exposure to foreign currency fluctuations is to reduce volatility of earnings and cash flow in order to allow management to focus on core business issues and challenges. Accordingly, the Company enters into various contracts that change in value as foreign exchange rates change to protect the U.S. dollar equivalent value of its existing foreign currency assets, liabilities, commitments and forecasted foreign currency revenues and expenses. The Company utilizes option strategies and forward contracts that provide for the purchase or sale of foreign currencies to hedge probable, but not firmly committed, transactions. The Company also uses forward and option contracts to hedge foreign currency assets and liabilities. The principal foreign currencies hedged are the Euro, Japanese yen, Canadian dollar and British Pound. Cross-currency swaps are used to effectively convert foreign currency denominated borrowings to U.S. dollar denominated borrowings. By policy, the Company maintains hedge coverage between minimum and maximum percentages of its forecasted foreign exchange exposures generally for periods not to exceed four years. The gains and losses on these contracts offset changes in the U.S. dollar equivalent value of the related exposures.

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

Based on their evaluation as of July 2, 2011, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

There have been no changes in our internal controls over financial reporting during the third quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION (continued)

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended July 2, 2011:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
April 3, 2011 – May 2, 2011	8,342,336	$42.00	8,268,800	389 million
May 3, 2011 – June 2, 2011	13,395,178	41.58	13,298,415	376 million
June 3, 2011 – July 2, 2011	13,574,574	39.08	13,492,000	363 million

Total	35,312,088	40.71	35,059,215	363 million

(1)

252,873 shares were purchased on the open market to provide shares to participants in the Walt Disney Investment Plan (WDIP) and Employee Stock Purchase Plan (ESPP). These purchases were not made pursuant to a publicly announced repurchase plan or program.

(2)

Under a share repurchase program implemented effective June 10, 1998, the Company is authorized to repurchase shares of its common stock. On March 22, 2011, the Company’s Board of Directors increased the repurchase authorization to a total of 400 million shares as of that date. The repurchase program does not have an expiration date.

ITEM 5. Other Information

On August 4, 2011, effective January 1, 2012, the Company adopted the Disney Key Employees Retirement Savings Plan (the “Key Savings Plan”). The Key Savings Plan provides contribution credits for executive level salaried employees equal to the contributions that would have been made under the Company’s concurrently adopted Disney Retirement Savings Plan (the “Savings Plan”), a tax-qualified defined contribution plan for employees beginning service after December 31, 2011, had contributions under the Savings Plan not been limited by the compensation and contribution limits of the Internal Revenue Code.

Under the Key Savings Plan, the Company contributes from 3% to 9% of an employee’s compensation depending on the employee’s age and years of service with the Company, less amounts contributed to the Savings Plan. The compensation base used for determining the amount of compensation includes base salary, regular bonus, equity compensation in lieu of bonus, overtime and commissions, and is limited to a maximum of $1,000,000 per year. Contributions begin after one year of service and are fully vested after three years of service or upon a change in control. Distributions will be made at the earlier of a change in control or termination of employment and will be paid in a lump sum or in ten annual installments if the distribution made on account of termination of employment. The Key Savings Plan provides benefits in addition to those available under the Company’s existing defined contribution plans, and is only available to employees who are hired, rehired or transferred into eligible salaried position with the Company after December 31, 2011, and who are thus ineligible to participate in the Disney Salaried Retirement Plan, the ABC, Inc. Retirement Plan, the Amended and Restated Key Employees Deferred Compensation and Retirement Plan and the Amended and Restated Benefit Equalization Plan of ABC, Inc.

The Key Savings Plan is attached as Exhibit 10.1 to this Report and is incorporated herein by reference.

ITEM 6. Exhibits

See Index of Exhibits.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WALT DISNEY COMPANY

(Registrant)

By:	/s/ JAMES A. RASULO
James A. Rasulo, Senior Executive Vice President and Chief Financial Officer

August 9, 2011

Burbank, California

INDEX OF EXHIBITS

Number and Description of Exhibit (Numbers Coincide with Item 601 of Regulation S-K)		Document Incorporated by Reference from a Previous Filing or Filed Herewith, as Indicated below

10.1	Disney Key Employees Retirement Savings Plan	Filed herewith

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished

32.2	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Equity and (v) related notes	Filed herewith

*     A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.