Form 10-K
period 2011-10-01
WALT DISNEY CO/
filed 2011-11-23
CIK 1001039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended October 1, 2011	Commission File Number 1-11605

Incorporated in Delaware 500 South Buena Vista Street, Burbank, California 91521 (818) 560-1000	I.R.S. Employer Identification No. 95-4545390

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ✓    No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes          No  ✓

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ✓    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes    ✓    No

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [✓]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer	✓	Accelerated filer

Non-accelerated filer (do not check if smaller reporting company)		Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes          No  ✓

The aggregate market value of common stock held by non-affiliates (based on the closing price on the last business day of the registrant’s most recently completed second fiscal quarter as reported on the New York Stock Exchange-Composite Transactions) was $75.3 billion. All executive officers and directors of the registrant and all persons filing a Schedule 13D with the Securities and Exchange Commission in respect to registrant’s common stock have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

There were 1,796,513,187 shares of common stock outstanding as of November 15, 2011.

Documents Incorporated by Reference

Certain information required for Part III of this report is incorporated herein by reference to the proxy statement for the 2012 annual meeting of the Company’s shareholders.

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

Information on the Company’s revenues, operating income, and identifiable assets appears in Note 1 to the Consolidated Financial Statements included in Item 8 hereof. The Company employed approximately 156,000 people as of October 1, 2011.

MEDIA NETWORKS

The Media Networks segment is comprised of international and domestic cable networks and our broadcasting business, which consists of a domestic broadcast television network, television production operations, domestic and international television distribution, domestic television stations, domestic and international broadcast radio networks, domestic radio stations, and publishing and digital operations.

Cable Networks

Our cable networks group operates the ESPN, Disney Channels Worldwide, ABC Family and SOAPnet networks. The cable networks group produces its own programs or acquires rights from third parties to air on our networks. The Company also has interests in joint ventures that operate programming services and are accounted for under the equity method of accounting.

Cable networks derive a majority of their revenues from fees charged to cable, satellite and telecommunications service providers (Multi-channel Video Service Providers or MVSPs) and, for certain networks (primarily ESPN and ABC Family), the sale to advertisers of time in network programs for commercial announcements. Generally, the Company’s cable networks operate under multi-year carriage agreements with MVSPs that include contractually determined fees. The amounts that we can charge to MVSPs for our cable network services are largely dependent on competition and the quality and quantity of programming that we can provide. The ability to sell time for commercial announcements and the rates received are primarily dependent on the size and nature of the audience that the network can deliver to the advertiser as well as overall advertiser demand. We also sell programming developed by our cable networks to third parties worldwide in pay and syndication markets, in DVD format and also online to third party services.

The Company’s significant cable networks and our ownership percentage and estimated subscribers as of October 1, 2011 are set forth in the following table:

	Estimated Subscribers (in millions) (1)	Ownership %
ESPN (2)
ESPN	99	80.0
ESPN2	99	80.0
ESPNEWS	73	80.0
ESPN Classic	33	80.0
ESPNU	72	80.0

Disney Channels Worldwide
Disney Channel - Domestic	99	100.0
Disney Channels – International (3)	141	100.0
Disney Junior (3)	58	100.0
Disney XD - Domestic	78	100.0
Disney XD – International (3)	91	100.0

ABC Family	98	100.0

SOAPnet	74	100.0

A&E/Lifetime
A&E (2)	99	42.1
Lifetime Television	99	42.1
HISTORY	99	42.1
Lifetime Movie Network	82	42.1
The Biography Channel	65	42.1
History International	64	42.1
Lifetime Real Women (3)	18	42.1

(1)	Estimated U.S. subscriber counts according to Nielsen Media Research as of September 2011, except as noted below
(2)	ESPN and A&E programming is distributed internationally through other networks discussed below.
(3)	Subscriber counts are not rated by Nielsen and are based on internal management reports.

ESPN

ESPN is a multimedia, multinational sports entertainment company that operates eight 24-hour domestic television sports networks: ESPN, ESPN2, ESPNEWS, ESPN Classic, ESPN Deportes (a Spanish language network), ESPNU (a network devoted to college sports), ESPN 3D (a 3D service), and the regionally focused Longhorn Network (a network dedicated to The University of Texas athletics). ESPN also operates five high-definition television simulcast services, ESPN HD, ESPN2 HD, ESPNEWS HD, ESPNU HD, and ESPN Deportes HD. ESPN programs the sports schedule on the ABC Television Network, which is branded ESPN on ABC. ESPN owns, has equity interests in or has distribution agreements with 47 international sports networks reaching households in more than 200 countries and territories in 16 languages including a live sports network in the UK. ESPN holds a 50% equity interest in ESPN Star Sports, which distributes sports programming throughout most of Asia, and a 30% equity interest in CTV Specialty Television, Inc., which owns The Sports Network, The Sports Network 2, Le Réseau des Sports, ESPN Classic Canada, the NHL Network and Discovery Canada.

ESPN holds rights for various professional and college sports programming including, NFL, NBA, the SEC, ACC and Pac 12 college football and basketball conferences, NASCAR and MLB.

ESPN also operates:

•

ESPN.com - which delivers comprehensive sports news, information and video each month through its national hub and five local sites – ESPNBoston.com, ESPNChicago.com, ESPNDallas.com, ESPNLosAngeles.com and ESPNNewYork.com

•	ESPN3 - which is a broadband service available to 70 million subscribers that delivers more than 4,000 live events

•	ESPN Mobile Properties - which delivers content, including live game coverage, alerts and highlights, to mobile service providers

•	ESPN Regional Television - which is a syndicator of collegiate sports programming

•	The ESPN Radio Network and four owned ESPN Radio stations

•	ESPN The Magazine

•	ESPN Enterprises - which develops branded licensing opportunities

The Company holds a 15% interest in The Active Network, Inc., a domestic online community and marketing platform for individuals and event organizers to participate in and promote sports and recreational activities.

The ESPN Radio Network is carried on more than 750 stations, making it the largest sports radio network in the United States. We own four of the stations and 355 are operated full-time.

Disney Channels Worldwide

Disney Channel Disney Channel is a 24-hour cable network airing original series and movie programming targeted to children and families. Shows developed and produced internally for exhibition on Disney Channel include live-action comedy series, animated programming and educational preschool series, as well as movies for the Disney Channel Original Movie franchise. Live-action comedy series include A.N.T. Farm, Good Luck Charlie, Jessie, Shake It Up, The Suite Life on Deck and Wizards of Waverly Place. Disney Channel also airs the animated programs, Phineas and Ferb and Fish Hooks. Original series for preschoolers include the animated series Disney’s Mickey Mouse Clubhouse, Jake and the Never Land Pirates, and Special Agent Oso, as well as the live-action series Imagination Movers. Programming is also acquired from third parties and includes content from Disney’s theatrical film and television programming library.

On November 18, 2011, the Company acquired a 49% ownership interest in the Seven TV network from UTH Russia Limited (UTH) for $300 million. The Seven TV network will be converted to an ad-supported, free-to-air Disney Channel in Russia.

Disney Junior Disney Junior (formerly branded Playhouse Disney) provides learning-focused programming for preschoolers. In the U.S., the daily Disney Junior programming block is aired on the Disney Channel. Disney Junior is aired internationally on our channels in Latin America, Europe, Asia, Australia and Africa. Beginning in 2012, Disney Junior will also be a dedicated 24-hour basic channel in the United States for preschool-age children, parents and caregivers, featuring animated and live-action programming which blends Disney’s storytelling and characters with learning, including early math and language skills and featuring healthy eating, lifestyle, and social skills.

Disney XD Disney XD has a mix of live-action and animated programming for kids ages 6-14, targeting boys and their quest for discovery, accomplishment, sports, adventure and humor. The programming includes original series such as Phineas and Ferb, Kick Buttowski, and the live-action series, Pair of Kings and Zeke and Luther, as well as movies and short-form content including sports-themed content developed with ESPN.

In the U.S., Disney XD is seen on a 24-hour network. We also have XD channels in Latin America, Europe and Asia that distribute programming to approximately 130 countries/territories.

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

ABC Family

ABC Family is a U.S. television programming service that targets the 15-34 demographic. ABC Family produces original programming including the returning series The Secret Life of the American Teenager, Make It or Break It, Melissa & Joey as well as new original series Switched at Birth. ABC Family also acquires programming including the returning series Pretty Little Liars and the new series The Lying Game. Additionally, ABC Family airs content from our owned theatrical film library. ABC Family also features branded programming holiday events such as “13 Nights of Halloween” and “25 Days of Christmas”.

ABCFamily.com creates digital extensions to ABC Family programming that feature interactivity and social networking. The site also features user-generated content and online programming that can be downloaded and customized based on individual user preferences.

SOAPnet

SOAPnet offers same-day episodes of daytime dramas at night and also original programming. Programming includes same-day episodes of daytime dramas such as Days of Our Lives, One Life to Live, General Hospital and The Young and the Restless and primetime series such as The O.C., One Tree Hill, Beverly Hills 90210, and The Gilmore Girls.

Content related to SOAPnet’s programming is available on SOAPnet.com, including video extras, games, blogs, community forums, photos and downloadable content.

AETN/Lifetime

The A&E Television Networks (AETN) include A&E, HISTORY, The Biography Channel and History International. A&E offers entertainment ranging from reality series to original movies, dramatic series, and justice shows. HISTORY offers original non-fiction series and event-driven specials. The Biography Channel offers original series about prominent people and their lives, including the “Biography” series. History International focuses on the culture and history of various countries throughout the world from the perspective of locals. Internationally, A&E programming is available in over 150 countries through joint ventures and distribution agreements with affiliates.

Lifetime Entertainment Services (Lifetime) includes Lifetime Television, Lifetime Movie Network and Lifetime Real Women. Lifetime Television is devoted to women’s lifestyle programming. Lifetime Movie Network is a 24-hour movie channel. Lifetime Real Women is a 24-hour cable network with programming from a woman’s point of view.

The Company’s share of the financial results of the combined entity, AETN/Lifetime, is reported as “Equity in the income of investees” in the Company’s Consolidated Statements of Income.

Radio Disney

Radio Disney is a 24/7 radio network for kids, tweens and families. Radio Disney is available on 34 terrestrial radio stations, 31 of which we own, and on RadioDisney.com, SiriusXM satellite radio, iTunes Radio Tuner, XM/DIRECTV and mobile phones. Radio Disney programming can be downloaded via the iTunes Music Store. Radio Disney is also available throughout most of South America via a separate Spanish language terrestrial broadcast.

UTV

The Company holds an approximate 50% direct interest in UTV Software Communications Limited (UTV), a media company headquartered and publicly traded in India that is accounted for as an unconsolidated equity investment. Results from this investment are included in the Media Networks segment.

On July 25, 2011, the UTV board of directors approved a proposal submitted by the Company to acquire the publicly held shares of UTV through a delisting offer process. Subsequently, the UTV shareholders approved the delisting of UTV’s equity shares from the Indian stock exchanges. The delisting process is governed by Indian law and will, if completed, involve an offer by the Company to acquire shares publicly traded on the Indian stock exchanges at a price determined through the offer process. The transaction is subject to, among other things, Indian regulatory approval and the Company’s acceptance of the price per share that results from the delisting offer process. If completed, the Company’s interest in UTV would increase to at least 90% and result in a delisting of UTV’s shares. See Note 4 to the Consolidated Financial Statements included in Item 8 hereof.

Broadcasting

Domestic Broadcast Television Network

The Company operates the ABC Television Network, which as of October 1, 2011, had affiliation agreements with 238 local stations reaching 99% of all U.S. television households. The ABC Television Network broadcasts programs in the following “dayparts”: daytime, primetime, late night, news, and sports.

The ABC Television Network produces its own programs or acquires rights from third parties, as well as entities that are owned by or affiliated with the Company. The ABC Television Network derives the majority of its revenues from the sale to advertisers of time in network programs for commercial announcements. The ability to sell time for commercial announcements and the rates received are primarily dependent on the size and nature of the audience that the network can deliver to the advertiser as well as overall advertiser demand for time on network broadcasts. The ABC Television Network also receives fees for its broadcast feed from some of its affiliated stations and pays varying amounts of compensation to some of its affiliated stations.

ABC.com is the official web site of the ABC Television Network and provides access to full-length episodes of ABC shows online. ABCNews.com provides in-depth worldwide news coverage online. ABCNews.com also offers broadband subscriptions to the 24-hour live internet news channel, ABC News Now and to video-on-demand news reports from all ABC News broadcasts.

Television Production

The Company produces programming under the ABC Studios and ABC Media Productions labels. Program development is carried out in collaboration with independent writers, producers, and creative teams, with a focus on half-hour comedies and one-hour dramas, primarily for primetime broadcasts. Primetime programming produced either for our networks or for third parties in the 2011/2012 television season include the returning one-hour dramas Army Wives, Body of Proof, Castle, Criminal Minds, Desperate Housewives, Grey’s Anatomy, and Private Practice; the returning half-hour comedies Cougar Town and Happy Endings; and new primetime series that premiere in the 2011/2012 season which include the one-hour dramas Once Upon a Time and Revenge as well as the half-hour comedy Man Up!. Additionally, Good Christian Belles, Missing, Scandal, and The River are in production for mid-season. Castle entered the domestic syndication market during 2011 with the show becoming available beginning in 2012. We also produce Jimmy Kimmel Live for late night and a variety of primetime specials for network television and live-action syndicated programming. Syndicated programming includes Live! with Regis and Kelly, a daily talk show, and Who Wants to Be a Millionaire, a game show. The Company also produces news programming including World News with Diane Sawyer, Good Morning America, 20/20 and Nightline and programming for Daytime such as The View and General Hospital.

We also distribute the Company’s productions worldwide in pay and syndication markets, in DVD format and also online via Company internet sites such as ABC.com and to third party services. Our distribution groups also distribute programming aired on our cable networks.

Domestic Television Stations

The Company owns eight television stations, six of which are located in the top-ten markets in the United States. The television stations derive the majority of their revenues from the sale to advertisers of time in television station programs for commercial announcements and also receive retransmission fees charged to MVSPs. All of our television stations are affiliated with the ABC Television Network and collectively reach 23% of the nation’s television households. Each owned station broadcasts three digital channels: the first consists of local, ABC Television Network, and syndicated programming; the second is the Live Well Network broadcast in standard definition; and the third is the Live Well Network broadcast in high definition.

Live Well Network provides programming focusing on lifestyle topics such as interior design, healthy cooking, and outdoor activities. Live Well Network currently reaches 42% of the nation’s households through our owned stations and affiliates.

Markets and details for the stations we own are as follows:

Market	TV Station	Television Market Ranking(1)
New York, NY	WABC-TV	1
Los Angeles, CA	KABC-TV	2
Chicago, IL	WLS-TV	3
Philadelphia, PA	WPVI-TV	4
San Francisco, CA	KGO-TV	6
Houston, TX	KTRK-TV	10
Raleigh-Durham, NC	WTVD-TV	24
Fresno, CA	KFSN-TV	55

(1)	Based on Nielsen Media Research, U.S. Television Household Estimates, January 1, 2011

In April 2011, the Company sold TV stations in the Flint, Michigan and Toledo, Ohio markets.

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

•

Television and radio station ownership limits. The FCC imposes limitations on the number of television stations and radio stations we can own in a specific market, on the combined number of television and radio stations we can own in a single market and on the aggregate percentage of the national audience that can be reached by television stations we own. Currently:

•

FCC regulations may restrict our ability to own more than one television station in a market, depending on the size and nature of the market. We do not own more than one television station in any of the markets in which we own a television station.

•

Federal statutes permit our television stations in the aggregate to reach a maximum of 39% of the national audience (for this purpose, FCC regulations attribute to UHF television stations only 50% of the television households in their market). For purposes of the FCC’s rules, our eight stations reach approximately 21% of the national audience.

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

•

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

PARKS AND RESORTS

The Company owns and operates the Walt Disney World Resort in Florida, the Disneyland Resort in California, Aulani, a Disney Resort & Spa in Hawaii, the Disney Vacation Club, the Disney Cruise Line, and Adventures by Disney. The Company manages and has effective ownership interests of 51% in Disneyland Paris, 47% in Hong Kong Disneyland Resort, and 43% in Shanghai Disney Resort. The Company also licenses the operations of the Tokyo Disney Resort in Japan. The Company’s Walt Disney Imagineering unit designs and develops new theme park concepts and attractions as well as resort properties.

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

Magic Kingdom — The Magic Kingdom, which opened in 1971, consists of six themed lands: Main Street USA, Adventureland, Fantasyland, Frontierland, Liberty Square, and Tomorrowland. Each land provides a unique guest experience featuring themed rides and attractions, live Disney character interaction, restaurants, refreshment areas and merchandise shops. Additionally, there are daily parades and a nighttime fireworks extravaganza, Wishes. Fantasyland is undergoing an expansion that will nearly double its size and add new attractions and other guest offerings. The project is scheduled to be completed in phases through 2014.

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

Disney’s Animal Kingdom — Disney’s Animal Kingdom, which opened in 1998, consists of a 145-foot Tree of Life centerpiece surrounded by six themed areas: Dinoland U.S.A., Africa, Rafiki’s Planet Watch, Asia, Discovery Island and Camp Minnie-Mickey. Each themed area contains adventure attractions, entertainment shows, restaurants and merchandise shops. The park features more than 300 species of mammals, birds, reptiles and amphibians and 3,000 varieties of trees and plants. In September 2011, the Company announced an agreement with James Cameron’s Lightstorm Entertainment and Fox Filmed Entertainment for the exclusive global theme park rights to create themed lands based on the AVATAR franchise. The Company plans to build an AVATAR themed land at Walt Disney’s Animal Kingdom.

Hotels and Other Resort Facilities – As of October 1, 2011, the Company owned and operated 17 resort hotels at the Walt Disney World Resort, with a total of approximately 22,000 rooms and 468,000 square feet of conference meeting space. In addition, Disney’s Fort Wilderness camping and recreational area offers approximately 800 campsites. In May 2010, the Company announced plans to open Walt Disney World Resort’s eighteenth hotel, Disney’s Art of Animation Resort, which will add nearly 2,000 rooms by the end of 2012 including 1,120 family suites. The resort will be themed after the animated films The Little Mermaid, The Lion King, Finding Nemo and Cars.

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

ESPN Wide World of Sports is a 220-acre sports complex providing professional caliber training and competition, festival and tournament events and interactive sports activities. The complex, which hosts over 200 amateur and professional events each year, accommodates multiple sporting events, including baseball, tennis, basketball, softball, track and field, football and soccer. Its stadium, which has a seating capacity of approximately 9,500, is the spring training site for MLB’s Atlanta Braves.

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

Disneyland — Disneyland, which opened in 1955, consists of eight principal areas: Adventureland, Critter Country, Fantasyland, Frontierland, Main Street USA, New Orleans Square, Tomorrowland and Toontown. These areas feature themed rides and attractions, shows, restaurants, merchandise shops and refreshment stands. Additionally, Disneyland offers daily parades and a nighttime entertainment spectacular, Fantasmic!.

Disney California Adventure — Disney California Adventure, which opened in 2001, is adjacent to Disneyland and includes four principal areas: Golden State, Hollywood Pictures Backlot, Paradise Pier and “a bug’s land”. These areas include rides, attractions, shows, restaurants, merchandise shops and refreshment stands. Additionally, Disney California Adventure offers a nighttime water spectacular, World of Color, the first major element of the multi-year expansion that adds new entertainment and family-oriented attractions, including Cars Land, a 12-acre themed area inspired by the animated film Cars, which is scheduled to open in summer 2012.

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

Aulani, a Disney Resort & Spa

In August 2011 the Company opened its first mixed-use family resort outside of its theme park developments on a 21-acre oceanfront property on Oahu, Hawaii. Aulani, a Disney Resort & Spa features 359 hotel rooms, an 18,000 square foot spa and 12,000 square feet of conference meeting space. The resort is also home to a 481 unit Disney Vacation Club facility that is being constructed in phases. As of October 1, 2011, 207 vacation club units had been completed.

Disneyland Paris

The Company has a 51% effective ownership interest in Disneyland Paris, a 5,510-acre development located in Marne-la-Vallée, approximately 20 miles east of Paris, France, which has been developed pursuant to a master agreement with French governmental authorities. The Company manages and has a 40% equity interest in Euro Disney S.C.A., a publicly-traded French entity that is the holding company for Euro Disney Associés S.C.A., the primary operating company of Disneyland Paris. Euro Disney S.C.A. and its subsidiaries operate Disneyland Paris, which includes two theme parks (Disneyland Park and Walt Disney Studios Park); seven themed hotels; convention centers; a shopping, dining and entertainment complex; and a 27-hole golf facility. Of the 5,510 acres comprising the site, approximately half have been developed to date, including the Val d’Europe development discussed below. An indirect, wholly-owned subsidiary of the Company is responsible for managing Disneyland Paris. Euro Disney S.C.A. is required to pay royalties and management fees to the Company based on the operating performance of the resort.

Disneyland Park — Disneyland Park, which opened in 1992, consists of five principal themed areas: Adventureland, Discoveryland, Fantasyland, Frontierland, and Main Street. These areas include themed rides, attractions, shows, restaurants, merchandise shops and refreshment stands. Disneyland Park also features a daily parade.

Walt Disney Studios Park — Walt Disney Studios Park opened in March 2002 adjacent to Disneyland Park. The park takes guests into the worlds of cinema, animation and television and includes four principal themed areas: Front Lot, Toon Studios, Production Courtyard and Backlot. These areas each include themed rides, attractions, shows, restaurants, merchandise shops and refreshment stands.

Hotels and Other Facilities — Disneyland Paris operates seven resort hotels, with a total of approximately 5,800 rooms and 250,000 square feet of conference meeting space. In addition, several on-site hotels that are owned and operated by third parties provide approximately 2,400 rooms.

Disneyland Paris also includes Disney Village, a retail, dining and entertainment complex of approximately 500,000 square feet, located between the theme parks and the hotels. A number of the Disney Village facilities are operated by third parties that pay rent to a subsidiary of Euro Disney S.C.A.

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

In fiscal 2010, Euro Disney S.C.A signed an amendment to the master agreement entered into between the Company and French governmental authorities in 1987 for the creation and operation of the resort. This amendment extends the duration of the agreement from 2017 to 2030. In addition, the amendment provides for updated land entitlements that allow Euro Disney S.C.A to develop, in partnership with Groupe Pierre & Vacances Center Parcs, Les Villages Nature de Val d’Europe, an innovative eco-tourism project.

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

Hong Kong Disneyland – Hong Kong Disneyland opened in 2005 and consists of the following themed areas: Adventureland, Fantasyland, Main Street USA, Tomorrowland and Toy Story Land. These areas feature themed rides and attractions, shows, restaurants, merchandise shops and refreshment stands. Additionally, there are daily parades and a nighttime fireworks extravaganza.

Hotels – Hong Kong Disneyland Resort includes two themed hotels with a total of 1,000 rooms.

In July 2009, the Company and the HKSAR agreed to a capital realignment and expansion plan for Hong Kong Disneyland Resort. The expansion, which is scheduled to be completed in phases by 2013, will bring three new themed areas to Hong Kong Disneyland: Toy Story Land, which opened in November 2011; Grizzly Gulch and Mystic Point. Pursuant to the plan, the Company converted a loan to Hong Kong Disneyland Resort into equity and to date, has made additional capital contributions of $259 million and the HKSAR has contributed like amounts of capital by converting a portion of its loan to Hong Kong Disneyland Resort into equity. This has increased the Company’s effective ownership interest from 43% to 47% as of October 1, 2011. The Company expects to make additional capital contributions to fund the expansion of Hong Kong Disneyland Resort. See Note 7 to the Consolidated Financial Statements.

Based on the operating performance of Hong Kong Disneyland Resort, the Company is entitled to receive royalties and management fees.

Shanghai Disney Resort

On April 8, 2011, the Company and Shanghai Shendi (Group) Co., Ltd (Shendi) announced that the Chinese central government in Beijing had approved an agreement to build and operate a Disney resort (Shanghai Disney Resort) in the Pudong district of Shanghai. On opening day, the Shanghai Disney Resort will be located on roughly 1,000 acres, with additional room to expand in the future, and will include the Shanghai Disneyland theme park; two themed hotels with a total of 1,220 rooms; a retail, dining and entertainment complex; and an outdoor recreational area. Shanghai Disney Resort is currently targeted to open in approximately five years.

Construction and operation of the project will be the responsibility of a joint venture in which Shendi owns a 57% interest and the Company owns 43%. Construction has commenced and we expect the total investment to be approximately 24.5 billion yuan to build the theme park and an additional 4.5 billion yuan to build other aspects of the resort, including the hotels and the retail, dining and entertainment area. The investment amounts will be funded in accordance with each partner’s equity ownership percentage. In addition, a joint venture management company has been formed which is responsible for creating, developing and operating the resort, with Disney having a 70% stake and Shendi owning 30%. The management company will be entitled to receive management fees based on project operations. In addition to the management fees and equity interest, the Company will earn royalties on revenues generated by the resort.

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

Hotels and Other Resort Facilities - The resort includes three Disney-branded hotels with a total of more than 1,700 rooms. The resort also includes the Disney Resort Line monorail, which links theme parks and resort hotels with Ikspiari, a retail, dining and entertainment complex, and Bon Voyage, a Disney-themed merchandise location.

The Company earns royalties on revenues generated by the Tokyo Disney Resort, which is owned and operated by Oriental Land Co., Ltd. (OLC), a Japanese corporation in which the Company has no equity interest. OLC markets the Tokyo Disney Resort through a variety of local, domestic and international advertising and promotional activities.

Disney Vacation Club

The Disney Vacation Club offers ownership interests in 11 resort facilities located at the Walt Disney World Resort; Disneyland Resort; Vero Beach, Florida; Hilton Head Island, South Carolina; and Oahu, Hawaii. Available units at each facility are offered for sale under a vacation ownership plan and are operated as hotel rooms when not occupied by vacation club members. The Company’s vacation club units consist of a mix of units ranging from one bedroom studios to three bedroom villas. Unit counts in this document are presented in terms of two bedroom equivalents. Disney Vacation Club has 3,267 vacation club units as of October 1, 2011 and is scheduled to open an additional 274 units at Aulani, a 21-acre oceanfront resort on the island of Oahu, Hawaii. The resort, which opened its first phase in August 2011, also has a total of 359 traditional hotel rooms.

Disney Cruise Line

Disney Cruise Line, which is generally operated out of Port Canaveral, Florida and Port of Los Angeles, California, is a vacation cruise line that includes three ships: the Disney Magic, the Disney Wonder and the Disney Dream which launched in January 2011. The Company is constructing a fourth ship, the Disney Fantasy, which will launch in March 2012. The ships cater to children, families and adults, with distinctly-themed areas and activities for each group. The Disney Magic and the Disney Wonder are 85,000-ton ships which feature 877 staterooms, while the Disney Dream and the Disney Fantasy are 130,000 ton ships with 1,250 staterooms. Cruise vacations originating from Port Canaveral include a visit to Disney’s Castaway Cay, a 1,000-acre private Bahamian island.

Adventures by Disney

Adventures by Disney offers all-inclusive guided vacation tour packages predominantly at non-Disney sites around the world. The Company provided 22 excursion packages during 2011.

Walt Disney Imagineering

Walt Disney Imagineering provides master planning, real estate development, attraction, entertainment and show design, engineering support, production support, project management and other development services, including research and development for the Company’s operations.

Competition and Seasonality

The Company’s theme parks and resorts as well as Disney Cruise Line and Disney Vacation Club compete with other forms of entertainment, lodging, tourism and recreational activities. The profitability of the leisure-time industry may be influenced by various factors that are not directly controllable, such as economic conditions including business cycle and exchange rate fluctuations, travel industry trends, amount of available leisure time, oil and transportation prices, and weather patterns and natural disasters.

All of the theme parks and the associated resort facilities are operated on a year-round basis. Typically, the theme parks and resorts business experiences fluctuations in theme park attendance and resort occupancy resulting from the seasonal nature of vacation travel and local entertainment excursions. Peak attendance and resort occupancy generally occur during the summer months when school vacations occur and during early-winter and spring-holiday periods.

STUDIO ENTERTAINMENT

The Studio Entertainment segment produces and acquires live-action and animated motion pictures, direct-to-video content, musical recordings and live stage plays.

The Company distributes produced and acquired films (including its film and television library) in the theatrical, home entertainment and television markets with a focus on Disney-branded films under the Walt Disney Pictures and Pixar banners and Marvel-branded films. The Company also distributes films under the Touchstone Pictures banner. Each of the market windows is discussed in more detail below.

In August 2009, the Company entered into an agreement with DreamWorks Studios (“DreamWorks”) to distribute live-action motion pictures produced by DreamWorks over the next seven years under the Touchstone Pictures banner. Under the agreement, the Company distributed I Am Number Four, The Help and Fright Night in fiscal 2011. As part of the agreement, the Company provides certain financing, which as of October 1, 2011, totaled $153 million. There is an additional $90 million available that is largely dependent on DreamWorks obtaining additional equity financing.

Prior to the Company’s acquisition, Marvel had agreements in place for third party studios to distribute its films including Iron Man, Iron Man 2, Thor, Captain America and The Incredible Hulk, which have all been released. Under these arrangements, the Company incurs the cost to produce the films and pays the third party studio a distribution fee. Beginning with The Avengers, which is scheduled for release in May 2012, the Company will distribute all Marvel produced films. In fiscal 2011, the Company purchased the distribution rights for The Avengers and Iron Man 3 from a third party studio and will pay certain fees to that studio associated with the performance of those films, subject to a minimum guarantee.

The Company has also licensed the rights to produce and distribute feature films for certain other Marvel properties including Spider-Man, The Fantastic Four, and X-Men to third-party studios. Under these licensing arrangements, the third-party studio incurs the cost to produce and distribute the films and pays the Company a licensing fee. During the fourth quarter of fiscal 2011, the Company completed a two-way transaction to simplify our relationship with Sony Pictures. In this transaction, the Company purchased Sony Pictures participation in Spider-Man merchandising, while at the same time, Sony Pictures purchased from the Company our participation in Spider-Man films. This transaction will allow the Company to control and fully benefit from all Spider-Man merchandising activity, while Sony Pictures will continue to produce and distribute Spider-Man films.

On December 3, 2010, the Company sold Miramax Film NY, LLC (Miramax), which was one of its banners, for $663 million. Net proceeds which reflect closing adjustments, the settlement of related claims and obligations and Miramax’s cash balances at closing totaled $532 million. The sale included both Miramax and Dimension film assets.

Theatrical Market

We generally produce and distribute live-action family films and full length animated films. During fiscal 2012, we expect to distribute domestically seven of our own produced feature films and four DreamWorks films. As of October 1, 2011, the Company had released domestically approximately 970 full-length live-action features, 90 full-length animated features, 550 cartoon shorts and 50 live action shorts.

We distribute and market our filmed products principally through our own distribution and marketing companies in the U.S. theatrical market. In the international theatrical markets, we distribute our filmed products both directly and through independent distribution companies or joint ventures. Films released theatrically in the U.S. may be released simultaneously in international territories or generally up to four months later.

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

Domestic and international home entertainment distribution typically starts three to six months after the theatrical release in each market. The home entertainment releases may be distributed in both physical (DVD and Blu-Ray) and electronic versions. Most titles are sold simultaneously to retailers, such as Wal-Mart and Best Buy, and also Redbox and Netflix.

As of October 1, 2011, we had approximately 1,700 active produced and acquired titles, including 1,300 live-action titles and 400 animated titles, in the domestic home entertainment marketplace and approximately 2,900 active produced and acquired titles, including 2,400 live-action titles and 500 animated titles, in the international marketplace.

Television Market

Pay-Per-View (PPV)/Video-on-Demand (VOD): Concurrently with, or up to two months after, home entertainment distribution begins, we license titles for use on a PPV/VOD basis, as well as for internet, console games, and mobile platforms. PPV/VOD services deliver one-time rentals electronically to consumers at a price comparable to that of physical media rentals.

Pay Television (Pay 1): There are generally two pay television windows. The first window is generally sixteen months in duration and follows the PPV/VOD window. The Company has licensed exclusive domestic pay television rights to substantially all films released under the Walt Disney Pictures, Pixar, and Touchstone Pictures banners to the Starz pay television service through fiscal 2016. DreamWorks titles distributed by the Company are licensed to Showtime under a separate agreement.

Free Television (Free 1): The Pay 1 window is followed by a television window with telecasts accessible to consumers without charge. This free window may last up to 84 months. Motion pictures are usually sold in the Free 1 window on an ad-hoc basis to major networks, including the ABC Television Network, and basic cable services.

Pay Television 2 (Pay 2) and Free Television 2 (Free 2): In the U.S., Free 1 is generally followed by a fourteen-month Pay 2 window under our license arrangements with Starz and Showtime, and finally by a Free 2 window. Major packages of the Company’s feature films have been licensed for broadcast under multi-year agreements within the Free 2 window. The Free 2 window is a syndication window where films are licensed both to basic cable networks and to third-party television station groups.

International Television: The Company also licenses its theatrical properties outside of the U.S. The typical windowing sequence is broadly consistent with the domestic cycle such that titles premiere on television in PPV/VOD then air in pay TV before airing in free TV. Windowing strategies are developed in response to local market practices and conditions, and the exact sequence and length of each window can vary country by country.

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

The Music Group commissions new music for the Company’s motion picture and television programs, records the songs and licenses the song copyrights to others for printed music, records, audio-visual devices, public performances and digital distribution. Buena Vista Concerts produces live-entertainment events with artists signed to the Disney Music Group record labels.

Disney Music Publishing controls the copyrights of thousands of musical compositions derived from the Company’s motion picture, television, record and theme park properties, as well as musical compositions written by songwriters under exclusive contract. It is responsible for the management, protection, and licensing of the Disney song catalog on a worldwide basis.

Disney Theatrical Productions

Disney Theatrical Productions develops, produces and licenses live entertainment events. The Company has produced and licensed Broadway musicals around the world, including Beauty and the Beast, The Lion King, Elton John & Tim Rice’s Aida, Mary Poppins (a co-production with Cameron Mackintosh Ltd), and TARZAN®. Other stage musical ventures have included an Off-Broadway production of Peter and the Starcatcher and, most recently, stage adaptations of the films Aladdin and Newsies. In addition, the Company licenses musicals for local school and community theatre productions.

Disney Theatrical Productions also delivers live shows globally through its license to Feld Entertainment, producer of Disney On Ice and Disney Live!. Disney On Ice’s newest ice shows, Dare to Dream and Treasure Trove, launched in September and October 2011, respectively, for North America tours and Phineas and Ferb: The Greatest Live Tour Ever, the latest from Disney Live!, was launched in August 2011.

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

CONSUMER PRODUCTS

The Consumer Products segment engages with licensees, manufacturers, publishers and retailers throughout the world to design, develop, publish, promote and sell a wide variety of products based on existing and new characters and other Company intellectual property through its Merchandise Licensing, Publishing and Retail businesses. In addition to leveraging the Company’s film and television properties, Consumer Products also develops new intellectual property with the potential of also being used in the Company’s other businesses and operates an English language learning business (Disney English).

Merchandise Licensing

The Company’s worldwide merchandise licensing operations include a diverse range of product categories, the most significant of which are: toys, apparel, home décor and furnishings, stationery, accessories, health and beauty, food, footwear, and consumer electronics. The Company licenses characters from its film, television and other properties and earns royalties, which are usually based on a fixed percentage of the wholesale or retail selling price of the products. Some of the major properties licensed by the Company include Mickey Mouse, Cars, Disney Princess, Winnie the Pooh, Toy Story, Disney Fairies, and the Marvel properties including Spider-Man, Captain America, and Iron Man. The Company also designs individual products and creates exclusive themed and seasonal promotional campaigns for retailers based on characters, movies and TV shows.

Publishing

Disney Publishing Worldwide (DPW) publishes children’s books and magazines in multiple countries and languages. DPW businesses include: Juvenile Publishing, Digital Publishing, and Disney English. The Juvenile Publishing group creates, distributes and licenses children’s books and magazines globally in support of the Company’s Disney-, Pixar- and Marvel-branded franchises. Digital Publishing offers content on digital devices through its growing library of e-books and apps, including apps such as Disney Princess Dress-Up: My Sticker Book and Cars 2: World Grand Prix Read and Race. Disney English operates 28 English language learning centers across China.

Marvel Publishing creates and publishes comic books, and graphic novel collections of comic books, principally in North America. Marvel Publishing also licenses the right to publish translated versions of our comic books, principally in Europe and Latin America. Titles include X-Men, Spider-man, Captain America, Iron Man, Thor, The Avengers and the Incredible Hulk. Marvel Publishing also generates revenues from the digital distribution of its comic books.

Retail

The Company markets Disney-themed products directly through retail stores operated under the Disney Store name and through internet sites in North America (DisneyStore.com and DisneyOutlet.com), Western Europe, and Japan. The stores, which are generally located in leading shopping malls and other retail complexes, carry a wide variety of Disney merchandise and promote other businesses of the Company. The Company currently owns and operates 208 stores in North America, 103 stores in Europe, and 46 stores in Japan.

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

INTERACTIVE MEDIA

The Interactive Media Group creates and delivers branded entertainment and lifestyle content across interactive media platforms. The primary operating businesses of the Interactive Media Group are Games which produces multi-platform games for global distribution, and Online, which produces internet websites in the United States and internationally. The Interactive Media Group derives revenues from a combination of wholesale sales, licensing, advertising, sponsorships, subscription services and online game accessories (micro transactions). The Interactive Media Group also manages the Company’s Disney-branded mobile phone business in Japan which provides mobile phone service and content to consumers.

Games

The Games business creates, develops, markets and distributes console and handheld, games worldwide based on properties created elsewhere in the Company, including 2011 titles such as LEGO Pirates of the Caribbean, and Cars 2, as well as new game properties such as Epic Mickey. The Games business also produces online games, such as Disney’s Club Penguin and Disney Fairies Pixie Hollow, interactive games for social networking websites such as Gardens of Time, and games for smartphone platforms. Certain properties are also licensed to third-party video game publishers.

On August 27, 2010, the Company completed the acquisition of Playdom, Inc., a company that develops and publishes online games for social networking websites.

Online

Online develops, publishes and distributes content for branded online services intended for family entertainment. Disney Online produces kids and family-targeted entertainment through a portfolio of websites including Disney.com and the Disney Family Network. Disney.com integrates many of the Company’s Disney-branded internet sites including sites for the Disney Channel, Disney Parks and Resorts, Walt Disney Pictures and Disney Consumer Products.

Competition and Seasonality

The Company’s online sites and products compete with a wide variety of other online sites and products. The Company’s video game business competes primarily with other publishers of video game software and other types of home entertainment. Operating results for the video game business fluctuate due to the timing and performance of video game releases, which are determined by several factors including theatrical releases and cable programming broadcasts, competition and the timing of holiday periods. Revenues from certain of the Company’s online and mobile operations are subject to similar seasonal trends.

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

A decline in economic activity in the United States and other regions of the world in which we do business can adversely affect demand for any of our businesses, thus reducing our revenue and earnings. The most recent decline in economic conditions reduced spending at our parks and resorts, purchase of and prices for advertising on our broadcast and cable networks and owned stations, performance of our home entertainment releases, and purchases of Company-branded consumer products, and similar impacts can be expected should such conditions recur. A decline in economic conditions could also reduce attendance at our parks and resorts or prices that MVSPs pay for our cable programming. Recent instability in European economies presents risks of similar impacts in our European operations. Economic conditions can also impair the ability of those with whom we do business to satisfy their obligations to us. In addition, an increase in price levels generally, or in price levels in a particular sector such as the energy sector, could result in a shift in consumer demand away from the entertainment and consumer products we offer, which could also adversely affect our revenues and, at the same time, increase our costs. Changes in exchange rates for foreign currencies may reduce international demand for our products, increase our labor or supply costs in non-United States markets, or reduce the United States dollar value of revenue we receive from other markets.

Changes in public and consumer tastes and preferences for entertainment and consumer products could reduce demand for our entertainment offerings and products and adversely affect the profitability of any of our businesses.

Our businesses create entertainment, travel or consumer products whose success depends substantially on consumer tastes and preferences that change in often unpredictable ways. The success of our businesses depends on our ability to consistently create and distribute filmed entertainment, broadcast and cable programming, online material, electronic games, theme park attractions, hotels and other resort facilities and travel experiences and consumer products that meet the changing preferences of the broad consumer market. Many of our businesses increasingly depend on acceptance of our offerings and products by consumers outside the United States, and their success therefore depends on our ability to successfully predict and adapt to changing consumer tastes and preferences outside as well as inside the United States. Moreover, we must often invest substantial amounts in film production, broadcast and cable programming, electronic games, theme park attractions, cruise ships or hotels and other resort facilities before we learn the extent to which these products will earn consumer acceptance. If our entertainment offerings and products do not achieve sufficient consumer acceptance, our revenue from advertising sales (which are based in part on ratings for the programs in which advertisements air) or subscription fees for broadcast and cable programming and online services, from theatrical film receipts or home video or electronic game sales, from theme park admissions, hotel room charges and merchandise, food and beverage sales, from sales of licensed consumer products or from sales of our other consumer products and services may decline or fail to grow to the extent we anticipate when making investment decisions and thereby adversely affect the profitability of one or more of our businesses.

Changes in technology and in consumer consumption patterns may affect demand for our entertainment products or the cost of producing or distributing products.

The media entertainment and internet businesses in which we participate depend significantly on our ability to acquire, develop, adopt and exploit new technologies to distinguish our products and services from those of our competitors. In addition, new technologies affect the demand for our products, the time and manner in which consumers acquire and view some of our entertainment products and the options available to advertisers for reaching their desired markets. For example, the success of our offerings in the home entertainment market depends in part on consumer preferences with respect to home entertainment formats, including DVD players and personal video recorders, as well as the availability of alternative home entertainment offerings and technologies, including web-based delivery of entertainment offerings. In addition, technological developments offer consumers an expanding array of entertainment options and delivery vehicles which may include options we have not yet fully developed, or options we have developed but which entail a smaller return than we realize on traditional options. As a result, the income from our entertainment offerings may decline or increase at slower rates than our historical experience or our expectations when we make investments in products.

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

Protection of electronically stored data is costly and if our data is compromised in spite of this protection, we may incur additional costs, lost opportunities and damage to our reputation.

We maintain information necessary to conduct our business, including confidential and proprietary information as well as personal information regarding our customers and employees, in digital form. Data maintained in digital form is subject to the risk of intrusion, tampering and theft. We develop and maintain systems to prevent this from occurring, but the development and maintenance of these systems is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. Moreover, despite our efforts, the possibility of intrusion tampering and theft cannot be eliminated entirely, and risks associated with each of these remain. In addition, we provide confidential, proprietary and personal information to third parties when it is necessary to pursue business objectives. While we obtain assurances that these third parties will protect this information and, where appropriate, monitor the protections employed by these third parties, there is a risk the confidentiality of data held by third parties may be compromised. If our data systems are compromised, our ability to conduct our business may be impaired, we may lose profitable opportunities or the value of those opportunities may be diminished and, as described above, we may lose revenue as a result of unlicensed use of our intellectual property. If personal information of our customers or employees is misappropriated, our reputation with our customers and employees may be injured resulting in loss of business or morale, and we may incur costs to remediate possible injury to our customers and employees or to pay fines or take other action with respect to judicial or regulatory actions arising out of the incident.

A variety of uncontrollable events may reduce demand for our products and services, impair our ability to provide our products and services or increase the cost of providing our products and services.

Demand for our products and services, particularly our theme parks and resorts, is highly dependent on the general environment for travel and tourism. The environment for travel and tourism, as well as demand for other entertainment products, can be significantly adversely affected in the United States, globally or in specific regions as a result of a variety of factors beyond our control, including: adverse weather conditions arising from short-term weather patterns or long-term change or natural disasters (such as excessive heat or rain, hurricanes and earthquakes); health concerns; international, political or military developments; and terrorist attacks. For example, the earthquake and tsunami in Japan in March 2011 resulted in a period of suspension of our operations and those of certain of our licensees in Japan, including Tokyo Disney Resort and resulted in a loss of revenue from those operations. These events and others, such as fluctuations in travel and energy costs and computer virus attacks, intrusions or other widespread computing or telecommunications failures, may also damage our ability to provide our products and services or to obtain insurance coverage with respect to these events. In addition, we derive royalties from the sales of our licensed goods and services by third parties and the management of businesses operated under brands licensed from the Company, and we are therefore dependent on the successes of those third parties for that portion of our revenue. A wide variety of factors could influence the success of those third parties and if negative factors significantly impacted a sufficient number of our licensees, that could adversely affect the profitability of one or more of our businesses. We obtain insurance against the risk of losses relating to some of these events, generally including physical damage to our property and resulting business interruption, certain injuries occurring on our property and liability for alleged breach of legal responsibilities. When insurance is obtained it is subject to deductibles, exclusions and limits of liability. The types and levels of coverage we obtain vary from time to time depending on our view of the likelihood of specific types and levels of loss in relation to the cost of obtaining coverage for such types and levels of loss.

Changes in our business strategy or restructuring of our businesses may increase our costs or otherwise affect the profitability of our businesses.

As changes in our business environment occur we may need to adjust our business strategies to meet these changes or we may otherwise find it necessary to restructure our operations or particular businesses or assets. In addition, external events including acceptance of our theatrical offerings and changes in macro-economic conditions may impair the value of our assets. When these changes or events occur, we may incur costs to change our business strategy and may need to write down the value of assets. We also make investments in existing or new businesses, including investments in international expansion of our business and in new business lines. In recent years, such investments have included investments in new cruise ships, expansion and repurposing of certain of our theme park attractions, and development of a resort facility in Hawaii. In addition, a joint venture in which we participate recently began construction of a theme park in Shanghai, China. Some of these investments may have short-term returns that are negative or low and the ultimate business prospects of the businesses may be uncertain. In any of these events, our costs may increase, we may have significant charges associated with the write-down of assets or returns on new investments may be lower than prior to the change in strategy or restructuring.

Turmoil in the financial markets could increase our cost of borrowing and impede access to or increase the cost of financing our operations and investments.

Past disruptions in the U.S. and global credit and equity markets made it difficult for many businesses to obtain financing on acceptable terms. In addition, equity markets have recently experienced rapid and wide fluctuations in value. These conditions tended to increase the cost of borrowing and if they recur, our cost of borrowing could increase and it may be more difficult to obtain financing for our operations or investments. In addition, our borrowing costs can be affected by short and long-term debt ratings assigned by independent rating agencies which are based, in significant part, on the Company’s performance as measured by credit metrics such as interest coverage and leverage ratios. A decrease in these ratings would likely increase our cost of borrowing and/or make it more difficult for us to obtain financing. Past disruptions in the global financial markets also impacted some of the financial institutions with which we do business. A similar decline in the financial stability of financial institutions could affect our ability to secure credit-worthy counterparties for our interest rate and foreign currency hedging programs and could affect our ability to settle existing contracts.

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

Competition in each of these areas may divert consumers from our creative or other products, or to other products or other forms of entertainment, which could reduce our revenue or increase our marketing costs. Such competition may also reduce, or limit growth in, prices for our products and services, including advertising rates and subscription fees at our media networks, parks and resorts admissions and room rates, and prices for consumer products from which we derive license revenues. Competition for the acquisition of resources can increase the cost of producing our products and services.

Sustained increases in costs of pension and postretirement medical and other employee health and welfare benefits may reduce our profitability.

With approximately 156,000 employees, our profitability is substantially affected by costs of pension benefits and current and postretirement medical benefits. We may experience significant increases in these costs as a result of macro-economic factors, which are beyond our control, including increases in the cost of health care. In addition, changes in investment returns and discount rates used to calculate pension expense and related assets and liabilities can be volatile and may have an unfavorable impact on our costs in some years. These macro-economic factors as well as a decline in the fair value of pension and post retirement medical plan assets may put upward pressure on the cost of providing pension and post retirement medical benefits and may increase future funding contributions. Although we have actively sought to control increases in these costs, there can be no assurance that we will succeed in limiting cost increases, and continued upward pressure could reduce the profitability of our businesses.

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

Our broadcast networks and television stations are highly regulated, and each of our other businesses is subject to a variety of United States and overseas regulations. These regulations include:

•	United States FCC regulation of our television and radio networks, our national programming networks, and our owned television stations. See Item 1 — Business — Media Networks, Federal Regulation.

•	Environmental protection regulations.

•	Federal, state and foreign privacy and data protection laws and regulations.

•	Regulation of the safety of consumer products and theme park operations.

•	Imposition by foreign countries of trade restrictions, currency exchange controls or motion picture or television content requirements or quotas.

•	Domestic and international tax laws or currency controls.

Changes in any of these regulatory areas may require us to spend additional amounts to comply with the regulations, or may restrict our ability to offer products and services that are profitable.

Our operations outside the United States may be adversely affected by the operation of laws in those jurisdictions.

Our operations in non-U.S. jurisdictions are in many cases subject to the laws of the jurisdictions in which they operate rather than United States law. Laws in some jurisdictions differ in significant respects from those in the United States, and these differences can affect our ability to react to changes in our business and our rights or ability to enforce rights may be different than would be expected under United States law. Moreover, enforcement of laws in some overseas jurisdictions can be inconsistent and unpredictable, which can affect both our ability to enforce our rights and to undertake activities that we believe are beneficial to our business. As a result, our ability to generate revenue and our expenses in non-United States jurisdictions may differ from what would be expected if United States law governed these operations.

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

ITEM 1B. Unresolved Staff Comments

The Company has received no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of its 2011 fiscal year and that remain unresolved.

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

Location	Property / Approximate Size	Use	Business Segment(1)
Burbank, CA	Land (52 acres) & Buildings (2,000,000 ft2)	Owned Office/Production/Warehouse	Corp/Studio/Media/CP

Burbank, CA & surrounding cities (2)	Buildings (1,900,000 ft2 )	Leased Office/Warehouse (includes 8,000 ft2 sublet to third party tenants)	Corp/Studio/Media/CP/IMG

Glendale, CA & North Hollywood, CA	Land (148 acres) & Buildings (2,500,000 ft2)	Owned Office/Warehouse (includes 500,000 ft2 sublet to third party tenants)	Corp/Studio/Media/CP/P&R/IMG

Glendale, CA	Buildings (160,000 ft2)	Leased Office/Warehouse	Corp

Los Angeles, CA	Land (22 acres) & Buildings (600,000 ft2 )	Owned Office/Production/Technical	Media

Los Angeles, CA	Buildings (315,000 ft2 )	Leased Office/Production/Technical	Media/Studio/IMG

New York, NY	Land (6.5 acres) & Buildings (1,400,000 ft2 )	Owned Office/Production/Technical (includes 16,000 ft2 sublet to third party tenants)	Media

New York, NY	Buildings (570,000 ft2 )	Leased Office/Production/Warehouse (includes 14,000 ft2 sublet to third party tenants)	Studio/Media /IMG

Bristol, CT	Land (115 acres) & Buildings (720,000 ft2 )	Owned Office/Production/Technical	Media

Bristol, CT	Buildings (465,000 ft2 )	Leased Office/Warehouse/Technical	Media

Emeryville, CA	Land (20 acres) & Buildings (420,000 ft2 )	Owned Office/Production/Technical	Studio

Emeryville, CA	Buildings (60,000 ft2 )	Leased Office/Storage	Studio

USA & Canada	Land and Buildings (Multiple sites and sizes)	Owned and Leased Office/ Production/Transmitter/Retail/ Warehouse	Corp/Studio/Media/CP/ P&R/IMG

Hammersmith, England	Land (1 acre) & Building (85,000 ft2 )	Owned Office	Corp/Studio/Media/CP/IMG

Hammersmith, England	Building (225,000 ft2 )	Leased Office (includes 27,000 ft2 sublet to third party tenants)	Corp/Studio/Media/CP/IMG

Europe, Asia, Australia & Latin America	Buildings (Multiple sites and sizes)	Leased Office/Retail/Warehouse/Production	Corp/Studio/Media/CP/IMG

(1)	Corp – Corporate, CP – Consumer Products, P&R – Parks and Resorts and IMG – Interactive Media Group
(2)	Surrounding cities include North Hollywood, CA and Sun Valley, CA

ITEM 3. Legal Proceedings

Celador International Ltd. v. American Broadcasting Companies, Inc. On May 19, 2004, an affiliate of the creator and licensor of the television program, “Who Wants to be a Millionaire,” filed an action against the Company and certain of its subsidiaries, including American Broadcasting Companies, Inc. and Buena Vista Television, LLC, alleging it was damaged by defendants improperly engaging in certain intra-company transactions and charging merchandise distribution expenses, resulting in an underpayment to the plaintiff. On July 7, 2010, the jury returned a verdict for breach of contract against certain subsidiaries of the Company, awarding plaintiff damages of $269.4 million. The Company has stipulated with the plaintiff to an award of prejudgment interest of $50 million, which amount will be reduced pro rata should the Court of Appeals reduce the damages amount. On December 21, 2010, the Company’s alternative motions for a new trial and for judgment as a matter of law were denied. Although we cannot predict the ultimate outcome of this lawsuit, the Company believes the jury’s verdict is in error and is vigorously pursuing its position on appeal, notice of which was filed by the Company on January 14, 2011. On or about January 28, 2011, plaintiff filed a notice of cross-appeal. The Company has determined that it does not have a probable loss under the applicable accounting standard relating to probability of loss for recording a reserve with respect to this litigation and therefore has not recorded a reserve.

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

At October 1, 2011, the executive officers of the Company were as follows:

Name	Age	Title	Executive Officer Since
Robert A. Iger	60	President and Chief Executive Officer(1)	2000
James A. Rasulo	55	Senior Executive Vice President and Chief Financial Officer (2)	2010
Alan N. Braverman	63	Senior Executive Vice President, General Counsel and Secretary	2003
Kevin A. Mayer	49	Executive Vice President, Corporate Strategy and Business Development(3)	2005
Christine M. McCarthy	56	Executive Vice President, Corporate Finance, Corporate Real Estate, Sourcing, Alliance and Treasurer(4)	2005
Mary Jayne Parker	50	Executive Vice President and Chief Human Resources Officer(5)	2009

(1)

Mr. Iger was appointed President and Chief Executive Officer effective October 2, 2005. On October 6, 2011, the Company entered into an amended and restated employment agreement with Mr. Iger pursuant to which Mr. Iger will become Chairman and Chief Executive Officer effective upon retirement of John Pepper, the current Chairman of the Board, at the time of the Company’s 2012 annual shareholder meeting.

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

	Sales Price
	High	Low
2011
4th Quarter	$40.97	$29.05
3rd Quarter	44.13	37.19
2nd Quarter	44.34	37.62
1st Quarter	38.00	33.08

2010
4th Quarter	$35.41	$31.38
3rd Quarter	37.98	30.72
2nd Quarter	35.60	28.71
1st Quarter	32.75	27.00

The Company declared a $0.40 per share dividend ($756 million) on December 1, 2010 related to fiscal 2010, which was paid in the second quarter of fiscal 2011. The Board of Directors has not declared a dividend related to fiscal 2011 as of the date of this report.

As of October 1, 2011, the approximate number of common shareholders of record was 994,425.

The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended October 1, 2011:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July 3, 2011 – August 2, 2011	10,014,965	$ 39.62	9,932,000	353 million
August 3, 2011 – September 2, 2011	31,658,813	33.14	31,538,400	321 million
September 3, 2011 – October 1, 2011	16,619,507	31.78	16,518,400	305 million

Total	58,293,285	33.87	57,988,800	305 million

(1)

304,485 shares were purchased on the open market to provide shares to participants in the Walt Disney Investment Plan (WDIP) and Employee Stock Purchase Plan (ESPP). These purchases were not made pursuant to a publicly announced repurchase plan or program.

(2)

Under a share repurchase program implemented effective June 10, 1998, the Company is authorized to repurchase shares of its common stock. On March 22, 2011, the Company’s Board of Directors increased the repurchase authorization to a total of 400 million shares as of that date. The repurchase program does not have an expiration date.

ITEM 6. Selected Financial Data

(in millions, except per share data)

	2011 (1)	2010 (2)	2009 (3)	2008 (4)	2007 (5) (6)
Statements of income
Revenues	$40,893	$38,063	$36,149	$37,843	$35,510
Income from continuing operations	5,258	4,313	3,609	4,729	4,851
Income from continuing operations attributable to Disney	4,807	3,963	3,307	4,427	4,674
Per common share
Earnings from continuing operations attributable to Disney
Diluted	$2.52	$2.03	$1.76	$2.28	$2.24
Basic	2.56	2.07	1.78	2.34	2.33
Dividends	0.40	0.35	0.35	0.35	0.31
Balance sheets
Total assets	$72,124	$69,206	$63,117	$62,497	$60,928
Long-term obligations	17,717	16,234	16,939	14,889	14,916
Disney shareholders’ equity	37,385	37,519	33,734	32,323	30,753
Statements of cash flows
Cash provided (used) by:
Continuing operating activities	$6,994	$6,578	$5,319	$5,685	$5,519
Continuing investing activities	(3,286)	(4,523)	(1,755)	(2,162)	(618)
Continuing financing activities	(3,233)	(2,663)	(3,111)	(4,208)	(3,878)

(1)

The fiscal 2011 results include restructuring and impairment charges that rounded to $0.00 per diluted share and gains on the sales of Miramax and BASS ($0.02 per diluted share) which collectively resulted in a net adverse impact of $0.02 per diluted share. See the discussion of the per share impacts in Item 7.

(2)

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

(3)

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

(4)

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

(5)	During fiscal 2007, the Company concluded the spin-off of the ABC Radio business and thus reports ABC Radio as discontinued operations for all periods presented.
(6)

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

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CONSOLIDATED RESULTS

(in millions, except per share data)

				% Change Better/(Worse)
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Revenues	$40,893	$38,063	$36,149	7%	5%
Costs and expenses	(33,112)	(31,337)	(30,452)	(6) %	(3) %
Restructuring and impairment charges	(55)	(270)	(492)	80%	45%
Other income	75	140	342	(46) %	(59) %
Net interest expense	(343)	(409)	(466)	16%	12%
Equity in the income of investees	585	440	577	33%	(24) %

Income before income taxes	8,043	6,627	5,658	21%	17%
Income taxes	(2,785)	(2,314)	(2,049)	(20) %	(13) %

Net income	5,258	4,313	3,609	22%	20%
Less: Net income attributable to noncontrolling interest	(451)	(350)	(302)	(29) %	(16) %

Net income attributable to The Walt Disney Company (Disney)	$4,807	$3,963	$3,307	21%	20%

Earnings per share attributable to Disney:
Diluted	$2.52	$2.03	$1.76	24%	15%

Basic	$2.56	$2.07	$1.78	24%	16%

Weighted average number of common and common equivalent shares outstanding:
Diluted	1,909	1,948	1,875

Basic	1,878	1,915	1,856

Organization of Information

Management’s Discussion and Analysis provides a narrative on the Company’s financial performance and condition that should be read in conjunction with the accompanying financial statements. It includes the following sections:

•	Consolidated Results
•	Business Segment Results — 2011 vs. 2010
•	Non-Segment Items — 2011 vs. 2010
•	Pension and Postretirement Medical Benefit Costs
•	Business Segment Results — 2010 vs. 2009
•	Non-Segment Items — 2010 vs. 2009
•	Liquidity and Capital Resources
•	Contractual Obligations, Commitments, and Off Balance Sheet Arrangements
•	Accounting Policies and Estimates
•	Accounting Changes
•	Forward-Looking Statements

CONSOLIDATED RESULTS

2011 vs. 2010

Revenues for fiscal 2011 increased 7%, or $2.8 billion, to $40.9 billion; net income attributable to Disney increased 21%, or $844 million, to $4.8 billion; and diluted earnings per share attributable to Disney (EPS) increased 24% to $2.52.

Net income attributable to Disney for fiscal 2011 included $55 million of restructuring and impairment charges and gains from the sales of businesses of $75 million. The table below shows the pretax and after tax impact of these items.

	Benefit / (Expense)
	Pretax	Tax Effect	After Tax
Restructuring and impairment charges	$(55)	$47	$(8)
Gains on sales of businesses	75	(107)	(32)

	$20	$(60)	$(40)

Restructuring and impairment charges include an impairment of assets that had tax basis significantly in excess of book value resulting in a $47 million tax benefit on the restructuring and impairment charges. The gains on sales of businesses included the sale of Miramax which had a book value that included $217 million of allocated goodwill which is not tax deductible. Accordingly, the taxable gain on the sales of businesses exceeded the $75 million book gain resulting in tax expense of $107 million. These items collectively had a $0.02 negative impact on EPS compared to the items in fiscal 2010 that are discussed below which had a net adverse impact of $0.04 on EPS.

The increase in EPS for fiscal 2011 reflected higher operating results driven by higher revenues from MVSPs (Affiliate Fees) at our Cable Networks, increased guest spending and volumes at our domestic parks and resorts, higher advertising revenue at ESPN, lower film cost write-downs, decreased programming and production costs at the ABC Television Network, higher licensing revenue due to the strength of Cars merchandise and a full-period of results for Marvel, and higher equity income at AETN/Lifetime. These increases were partially offset by higher costs at ESPN and at our domestic parks and resorts, lower performance at our theatrical business, and the inclusion of a full-period of results for Playdom in the current year, which included the impact of acquisition accounting.

2010 vs. 2009

Revenues for fiscal 2010 increased 5%, or $1.9 billion, to $38.1 billion; net income attributable to Disney increased 20%, or $656 million, to $4.0 billion; and EPS increased 15% to $2.03.

Net income attributable to Disney for fiscal 2010 included restructuring and impairment charges ($0.09 per diluted share), gains on the sales of investments in two television services in Europe ($0.02 per diluted share), a gain on the sale of the Power Rangers property ($0.01 per diluted share), and an accounting gain related to the acquisition of The Disney Store Japan ($0.01 per diluted share), which, including the impact of rounding, collectively had a net adverse impact of $0.04 per diluted share. Fiscal 2009 included restructuring and impairment charges ($0.17 per diluted share), a non-cash gain in connection with the merger of Lifetime and AETN ($0.08 per diluted share) and a gain on the sale of our investment in two pay television services in Latin America ($0.04 per diluted share). Including the impact of rounding, these items collectively resulted in a net adverse impact of $0.06 per diluted share. Fiscal 2009 results also include an additional week of operations due to our fiscal period end.

The increase in EPS for fiscal 2010 reflected higher operating results due to higher Affiliate Fees at our Cable Networks, increased advertising revenues at our cable and broadcast businesses, the strong worldwide theatrical performance of Toy Story 3, Alice in Wonderland and Iron Man 2, and lower distribution and marketing costs at our home entertainment business, partially offset by higher costs at our cable business and at our domestic parks and resorts operations.

Restructuring and Impairment Charges

The Company recorded $55 million of charges in fiscal 2011 reflecting severance and facilities costs related to organizational and cost structure initiatives primarily at the Studio Entertainment and Interactive Media segments.

The Company recorded $270 million of charges in fiscal 2010 related to organizational and cost structure initiatives primarily at our Studio Entertainment and Media Networks segments. Restructuring charges of $138 million were primarily for severance and other related costs. Impairment charges of $132 million consisted of write-offs of capitalized costs primarily related to abandoned film projects, the closure of a studio production facility and the closure of five ESPN Zone locations.

The Company recorded charges totaling $492 million in fiscal 2009 which included impairment charges of $279 million and restructuring costs of $213 million. The most significant of the impairment charges were $142 million related to FCC radio licenses and $65 million related to our investment in UTV. The restructuring charges included severance and other related costs as a result of organizational and cost structure initiatives across our businesses.

Other Income

Other income is as follows (in millions):

	2011	2010	2009
Gain on sale of Miramax	$64	$—	$—
Gain on sale of BASS	11	—	—
Gain on sales of investments in television services in Europe	—	75	—
Gain on sale of Power Rangers property	—	43	—
Gain related to the acquisition of The Disney Store Japan	—	22	—
Gain on AETN/Lifetime transaction (1)	—	—	228
Gain on sale of investment in two pay television services in Latin America	—	—	114

Other income	$75	$140	$342

(1)

On September 15, 2009, the Company and the Hearst Corporation both contributed their 50% interest in Lifetime to AETN in exchange for an increased interest in AETN. The transaction resulted in a $228 million non-cash gain. See Note 4 to the Consolidated Financial Statements for further details of this transaction.

BUSINESS SEGMENT RESULTS — 2011 vs. 2010

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

Our Consumer Products segment generates revenue from licensing characters from our film, television and other properties, publishing children’s books and magazines and comic books, and operating retail stores, English language learning centers and internet shopping sites. Operating expenses include costs of goods sold, distribution, operating labor and retail occupancy costs.

Our Interactive Media segment generates revenue from the development and sale of multi-platform games, online advertising and sponsorships, subscriptions to and micro transactions for online games, and content and handset revenue from our Disney-branded mobile phone business in Japan. Certain properties are also licensed to third-party game publishers. Operating expenses include product development, costs of goods sold and distribution expenses.

				% Change Better/(Worse)
(in millions)	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Revenues:
Media Networks	$18,714	$17,162	$16,209	9%	6%
Parks and Resorts	11,797	10,761	10,667	10%	1%
Studio Entertainment	6,351	6,701	6,136	(5) %	9%
Consumer Products	3,049	2,678	2,425	14%	10%
Interactive Media	982	761	712	29%	7%

	$40,893	$38,063	$36,149	7%	5%

Segment operating income (loss):
Media Networks	$6,146	$5,132	$4,765	20%	8%
Parks and Resorts	1,553	1,318	1,418	18%	(7) %
Studio Entertainment	618	693	175	(11) %	>100%
Consumer Products	816	677	609	21%	11%
Interactive Media	(308)	(234)	(295)	(32) %	21%

	$8,825	$7,586	$6,672	16%	14%

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

				% Change Better/(Worse)
(in millions)	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Segment operating income	$8,825	$7,586	$6,672	16%	14%
Corporate and unallocated shared expenses	(459)	(420)	(398)	(9) %	(6) %
Restructuring and impairment charges	(55)	(270)	(492)	80%	45%
Other income (expense)	75	140	342	(46) %	(59) %
Net interest expense	(343)	(409)	(466)	16%	12%

Income before income taxes	$8,043	$6,627	$5,658	21%	17%

Media Networks

Operating results for the Media Networks segment are as follows:

	Year Ended		% Change Better / (Worse)
(in millions)	October 1, 2011	October 2, 2010 (1)
Revenues
Affiliate Fees	$8,790	$8,082	9%
Advertising	7,598	7,028	8%
Other	2,326	2,052	13%

Total revenues	18,714	17,162	9%
Operating expenses	(10,376)	(9,888)	(5) %
Selling, general, administrative and other	(2,539)	(2,358)	(8) %
Depreciation and amortization	(237)	(222)	(7) %
Equity in the income of investees	584	438	33%

Operating Income	$6,146	$5,132	20%

(1)	Certain reclassifications have been made in the numbers presented in fiscal 2010 and fiscal 2009 to conform to the fiscal 2011 presentation

Revenues

Affiliate Fee growth of 9% was driven by increases of 6% from higher contractual rates, 1% from favorable impacts of foreign currency translation, and 1% from subscriber growth at Cable Networks and an increase of 1% from Broadcasting due to new contractual provisions.

Higher advertising revenues were due to an increase of $471 million at Cable Networks from $3,051 million to $3,522 million and an increase of $99 million at Broadcasting from $3,977 million to $4,076 million. The increase at Cable Networks of 14% was due to higher rates. The increase at Broadcasting reflected increases of 6% due to higher Network advertising rates, primarily at primetime, and 1% due to higher local television advertising, partially offset by a decrease of 4% due to lower Network ratings primarily at primetime and daytime.

The increase in other revenues was driven by a change in the transfer pricing arrangement between Studio Entertainment and Media Networks for distribution of Media Networks home entertainment product and higher sales of Disney Channel programming, partially offset by lower sales of ABC Studios productions driven by no new seasons of Lost and Ghost Whisperer.

Costs and Expenses

Operating expenses include programming and production costs which increased $249 million from $8,453 million to $8,702 million. At Cable Networks, an increase in programming and production spending of $457 million was driven by higher sports rights costs due to the addition of college football programming including Bowl Championship Series games, increased contractual costs for college and professional sports programming and more episodes of original programming at the Disney Channels, partially offset by the absence of programming costs for the FIFA World Cup which was broadcast in the prior year. At Broadcasting, programming and production costs decreased $208 million reflecting lower news and daytime production costs due to cost savings initiatives, a lower cost mix of programming in primetime due to a shift of hours from original scripted programming to reality programming, a shift of college sports programming to ESPN and lower production cost amortization due to a decrease in sales of ABC Studios productions. Operating expenses also reflected a 2% increase due to a change in the transfer pricing arrangement for distribution of Media Networks home entertainment product and a 1% increase due to higher labor costs at ESPN due to headcount growth and labor cost inflation.

The increase in selling, general and administrative and other costs and expenses was driven by higher marketing and sales costs, which included an increase due to the change in transfer pricing arrangement for distribution of Media Networks home entertainment product and higher marketing costs at ESPN.

Equity in the Income of Investees

Income from equity investees increased to $584 million in the current year from $438 million in the prior year driven by an increase at AETN/Lifetime primarily due to the absence of a $58 million charge for our share of programming write-offs at AETN/Lifetime in the prior year and higher advertising and affiliate revenues, partially offset by higher marketing costs.

Segment Operating Income

Segment operating income increased 20%, or $1.0 billion, to $6.1 billion. The increase was primarily due to increases at ESPN, the ABC Television Network, the worldwide Disney Channels, our AETN/Lifetime joint venture and the owned television stations.

The following table provides supplemental revenue and operating income detail for the Media Networks segment:

	Year Ended		% Change Better / (Worse)
(in millions)	October 1, 2011	October 2, 2010
Revenues
Cable Networks	$12,877	$11,475	12%
Broadcasting	5,837	5,687	3%

	$18,714	$17,162	9%

Segment operating income
Cable Networks	$5,233	$4,473	17%
Broadcasting	913	659	39%

	$6,146	$5,132	20%

Restructuring and impairment charges

The Company recorded charges of $3 million, $95 million and $315 million related to Media Networks for fiscal years 2011, 2010 and 2009, respectively. The charges in fiscal 2010 were for severance and related costs and the closure of five ESPN Zone locations. The charges in fiscal 2009 were primarily due to $142 million of radio FCC license impairments, a $65 million impairment charge related to our investment in UTV and severance and related costs. These charges were reported in “Restructuring and impairment charges” in the Consolidated Statements of Income.

Parks and Resorts

Operating results for the Parks and Resorts segment are as follows:

	Year Ended		% Change Better / (Worse)
(in millions)	October 1, 2011	October 2, 2010
Revenues
Domestic	$9,302	$8,404	11%
International	2,495	2,357	6%

Total revenues	11,797	10,761	10%
Operating expenses	(7,383)	(6,787)	(9) %
Selling, general, administrative and other	(1,696)	(1,517)	(12) %
Depreciation and amortization	(1,165)	(1,139)	(2) %

Operating Income	$1,553	$1,318	18%

Revenues

Parks and Resorts revenues increased 10%, or $1 billion, to $11.8 billion due to an increase of $898 million at our domestic operations and an increase of $138 million at our international operations.

Revenue growth of 11% at our domestic operations reflected a 6% increase driven by higher average guest spending and a 3% increase due to volume driven by higher passenger cruise ship days due to the launch of our new cruise ship, the Disney Dream, in January 2011, and higher attendance. Higher guest spending was primarily due to higher average ticket prices, daily hotel room rates, and food, beverage, and merchandise spending.

Revenue growth of 6% at our international operations reflected a 4% increase due to higher average guest spending, a 3% increase driven by volume due to higher attendance and hotel occupancy, and a 3% favorable impact of foreign currency translation primarily as a result of the weakening of the U.S. dollar against the Euro. These increases were partially offset by a 2% decrease due to the prior-year sale of a real estate property at Disneyland Paris and a 1% decrease due to the temporary closure of the Tokyo Disney Resort following the March 2011 earthquake in Japan.

The following table presents supplemental attendance, per capita theme park guest spending, and hotel statistics:

	Domestic		International (2)		Total
	Fiscal Year 2011	Fiscal Year 2010	Fiscal Year 2011	Fiscal Year 2010	Fiscal Year 2011	Fiscal Year 2010
Parks
Increase/ (decrease)
Attendance	1%	(1) %	6%	1%	2%	(1) %
Per Capita Guest Spending	8%	3%	5%	3%	7%	3%
Hotels (1)
Occupancy	82%	82%	88%	85%	83%	82%
Available Room Nights (in thousands)	9,625	9,629	2,466	2,466	12,091	12,095
Per Room Guest Spending	$241	$224	$294	$273	$253	$234

(1)

Per room guest spending consists of the average daily hotel room rate as well as guest spending on food, beverages and merchandise at the hotels. Hotel statistics include rentals of Disney Vacation Club units.

(2)

Per capita guest spending and per room guest spending include the impact of foreign currency translation. Guest spending statistics for Disneyland Paris were converted from Euros into US Dollars at weighted average exchange rates of 1.39 and 1.36 for fiscal 2011 and 2010, respectively.

Costs and Expenses

Operating expenses include operating labor which increased by $262 million from $3,278 million to $3,540 million driven by labor cost inflation and higher pension and postretirement medical expenses. Operating expenses also include cost of sales which increased $88 million from $1,110 million to $1,198 million driven by volume, partially offset by the absence of the costs related to a prior-year real estate sale at Disneyland Paris. Operating expenses also increased due to launch and operating costs in connection with the Disney Dream, enhancement and expansion costs, including new guest offerings at Disney California Adventure and investments in our systems infrastructure, and costs for Aulani, our new hotel and vacation club resort in Hawaii. In addition there was an unfavorable impact of foreign currency translation as a result of the weakening of the U.S. dollar against the Euro.

The increase in selling, general, administrative and other costs and expenses was driven by higher marketing costs at our domestic parks and resorts, costs associated with the additional cruise ship and our new resort in Hawaii, and labor cost inflation.

Segment Operating Income

Segment operating income increased 18%, or $235 million, to $1.6 billion due to increases at our domestic parks and resorts and Hong Kong Disneyland Resort, partially offset by costs for our new resort in Hawaii and a decrease at Tokyo Disney Resort.

Studio Entertainment

Operating results for the Studio Entertainment segment are as follows:

	Year Ended		% Change Better / (Worse)
(in millions)	October 1, 2011	October 2, 2010
Revenues
Theatrical distribution	$1,733	$2,050	(15) %
Home entertainment	2,435	2,666	(9) %
Television distribution and other	2,183	1,985	10%

Total revenues	6,351	6,701	(5) %
Operating expenses	(3,136)	(3,469)	10%
Selling, general, administrative and other	(2,465)	(2,450)	(1) %
Depreciation and amortization	(132)	(89)	(48) %
Equity in the income of investees	–	–	– %

Operating Income	$618	$693	(11) %

Revenues

The decrease in theatrical distribution revenue reflected the prior-year success of Toy Story 3, Alice in Wonderland and Iron Man 2 compared to the performance of Pirates of the Caribbean: On Stranger Tides, Cars 2, Thor and Captain America in the current year.

Lower home entertainment revenue reflected an 11% decrease due to the change in the transfer pricing arrangement for Studio distribution of Media Networks home entertainment product, partially offset by a 1% increase due to higher net effective pricing internationally which benefitted from a higher Blu-ray sales mix. Net effective pricing is the wholesale selling price adjusted for discounts, sales incentives and returns.

The increase in television distribution and other revenues reflected 5% growth due to the inclusion of Marvel which was acquired at the end of the first quarter of the prior year and a 4% increase due to higher revenue share from the Consumer Products segment resulting from the strength of Cars merchandise.

Cost and Expenses

Operating expenses included a decrease of $262 million in film cost amortization, from $2,142 million to $1,880 million, driven by lower film cost write-downs. Operating expenses also include cost of sales and distribution expenses which decreased $71 million from $1,327 million to $1,256 million primarily due to the change in the transfer pricing arrangement between Studio Entertainment and Media Networks for distribution of Media Networks home entertainment product.

Selling, general, administrative and other costs were essentially flat as higher marketing for Marvel titles and an increase in technology infrastructure spending were largely offset by lower theatrical pre-release marketing expense and the change in the transfer pricing arrangement with Media Networks for home entertainment product.

The increase in depreciation and amortization was driven by higher amortization on intangible assets related to certain Marvel film properties.

Segment Operating Income

Segment operating income decreased 11%, or $75 million, to $618 million primarily due to lower results at our theatrical and home entertainment businesses and higher technology infrastructure spending, partially offset by lower film cost write-downs and a higher revenue share with the Consumer Products segment.

Restructuring and impairment charges

The Company recorded charges of $33 million, $151 million and $47 million related to Studio Entertainment for fiscal 2011, 2010 and 2009, respectively. The charges in fiscal 2011 and 2009 were primarily for severance and related costs. The charges in fiscal 2010 were primarily for the closure of a production facility, the write-offs of capitalized costs related to abandoned film projects, and severance costs. These charges were reported in “Restructuring and impairment charges” in the Consolidated Statements of Income.

Consumer Products

Operating results for the Consumer Products segment are as follows:

	Year Ended		% Change Better / (Worse)
(in millions)	October 1, 2011	October 2, 2010
Revenues
Licensing and publishing	$1,933	$1,725	12%
Retail and other	1,116	953	17%

Total revenues	3,049	2,678	14%
Operating expenses	(1,334)	(1,236)	(8) %
Selling, general, administrative and other	(794)	(687)	(16) %
Depreciation and amortization	(105)	(78)	(35) %
Equity in the income of investees	–	–	– %

Operating Income	$816	$677	21%

Revenues

The increase in licensing and publishing revenue reflected a 6% increase driven by the strong performance of Cars, Tangled and Toy Story merchandise and a 8% increase due to higher revenue from Marvel properties. Higher revenues from Marvel properties reflected the impact of acquisition accounting which reduced revenue recognition in the prior year as well as a full year of operations as Marvel was acquired at the end of the first quarter of the prior year. These increases were partially offset by a 5% decrease due to a higher revenue share to the Studio Entertainment segment resulting from the strength of Cars merchandise.

The increase in retail and other revenues was primarily due to a 9% increase from higher revenues at the Disney Store in North America and Europe driven by higher comparable store sales and a 6% increase resulting from the acquisition of The Disney Store Japan, which was acquired at the end of the second quarter of fiscal 2010.

Licensing and publishing and retail and other revenues also increased by 2% and 3%, respectively, due to the benefit from a favorable impact from foreign currency translation as a result of the weakening of the U.S. dollar against foreign currencies, primarily the Euro.

Costs and Expenses

Operating expenses included an increase of $57 million in cost of goods sold, from $521 million to $578 million, driven by the acquisitions of The Disney Store Japan and Marvel. Operating expenses also included a 2% increase due to higher occupancy costs driven by an increase at our retail business reflecting the acquisition of The Disney Store Japan and a 1% increase due to an unfavorable impact from foreign currency translation as a result of the weakening of the U.S. dollar against foreign currencies, primarily the Euro.

The increase in selling, general, administrative and other costs was driven by an unfavorable impact from foreign currency translation as a result of the weakening of the U.S. dollar against foreign currencies, primarily the Euro; the inclusion of a full year of operations for Marvel and various promotional initiatives across multiple businesses.

The increase in depreciation and amortization was due to a full year of amortization of intangible assets for Marvel and an increase at the Disney Stores due to an increase in new stores and remodels.

Segment Operating Income

Segment operating income increased 21%, or $139 million, to $816 million primarily due to increases in our Merchandise Licensing and North American retail businesses.

Restructuring and impairment charges

The Company recorded charges totaling $16 million and $19 million related to Consumer Products for fiscal years 2010 and 2009, respectively. The charges in fiscal 2010 and 2009 were for severance and related costs which were reported in “Restructuring and impairment charges” in the Consolidated Statements of Income.

Interactive Media

Operating results for the Interactive Media segment are as follows:

	Year Ended		% Change Better / (Worse)
(in millions)	October 1, 2011	October 2, 2010
Revenues
Game sales and subscriptions	$768	$563	36%
Advertising and other	214	198	8%

Total revenues	982	761	29%
Operating expenses	(732)	(581)	(26) %
Selling, general, administrative and other	(504)	(371)	(36) %
Depreciation and amortization	(54)	(43)	(26) %
Equity in the income of investees	–	–	– %

Operating Loss	$(308)	$(234)	(32) %

Revenues

Game sales and subscriptions revenue growth reflected a 12% increase due to higher console game unit sales and a 10% increase due to higher net effective pricing of console games, reflecting the strong performance of Epic Mickey and Lego Pirates of the Caribbean and a shift in sales from catalog titles to new releases. Additionally, the inclusion of Playdom for a full year compared to one month in the prior year resulted in a 10% increase in game sales and subscription revenues.

Higher advertising and other revenue was driven by our mobile phone service in Japan.

Costs and Expenses

Operating expense included a $60 million increase in product development expense from $335 million to $395 million primarily due to the inclusion of Playdom for a full year. Operating expenses also included a 12% increase due to higher cost of sales driven by fees paid to the developer of Lego Pirates of the Caribbean and higher console game unit sales.

The increase in selling, general, administrative and other costs was primarily due to the inclusion of Playdom for a full year, including the impact of acquisition accounting.

Segment Operating Loss

Segment operating loss was $308 million compared to $234 million in the prior year as an improvement at our console game business was more than offset by the inclusion of Playdom for a full year, including the impact of acquisition accounting.

Restructuring and impairment charges

The Company recorded charges totaling $22 million, $2 million and $42 million related to Interactive Media for fiscal years 2011, 2010 and 2009, respectively. The charges for fiscal 2011 and fiscal 2010 were for severance and related costs. The charges in fiscal 2009 were for goodwill impairment and severance and related costs. These charges were reported in “Restructuring and impairment charges” in the Consolidated Statements of Income.

NON-SEGMENT ITEMS – 2011 vs. 2010

Corporate and Unallocated Shared Expenses

Corporate and unallocated shared expenses increased 9%, from $420 million to $459 million, primarily due to the timing of expenses and compensation related costs.

Net Interest Expense

Net interest expense is detailed below:

(in millions)	2011	2010	% Change Better/(Worse)
Interest expense	$ (435)	$ (456)	5%
Interest and investment income	92	47	96%

Net interest expense	$ (343)	$ (409)	16%

The decrease in interest expense for the year reflected lower effective interest rates.

The increase in interest and investment income for the year was driven by gains on sales of investments.

Effective Income Tax Rate

The effective tax rate decreased 0.3 percentage points from 34.9% in 2010 to 34.6% in 2011 as the absence of a charge related to the health care reform legislation and a benefit from an increase in the domestic production deduction rate were largely offset by a decrease in favorable resolutions of prior-year tax matters. During fiscal 2010, the Company recorded a $72 million charge related to the enactment of health care reform legislation in March 2010. Under this legislation the Company’s deductions for retiree prescription drug benefits will be reduced by the amount of Medicare Part D drug subsidies received beginning in fiscal year 2014. Under applicable accounting rules, the Company was required to reduce its existing deferred tax asset, which was established for the future deductibility of retiree prescription drug benefit costs, to reflect the lost deductions. The reduction was recorded as a charge to earnings in the period the legislation was enacted.

Noncontrolling Interests

Net income attributable to noncontrolling interests for the year increased $101 million to $451 million due to improved operating results at ESPN and Hong Kong Disneyland Resort. The net income attributable to noncontrolling interests is determined on income after royalties, financing costs and income taxes.

PENSION AND POSTRETIREMENT MEDICAL BENEFIT COSTS

Pension and postretirement medical benefit plan costs affect results in all of our segments, with approximately one-half of these costs being borne by the Parks and Resorts segment. The Company recognized pension and postretirement medical benefit plan expenses of $576 million, $482 million, and $214 million for fiscal years 2011, 2010, and 2009, respectively. The increase in fiscal 2011 was driven by a decrease in the assumed discount rate used to measure the present value of plan obligations. The assumed discount rate reflects market rates for high-quality corporate bonds currently available and was determined by considering the average of pension yield curves constructed from a large population of high quality corporate bonds. The resulting discount rate reflects the matching of plan liability cash flows to the yield curves.

We expect pension and postretirement medical costs to increase by approximately $50 million to $626 million in fiscal 2012 driven by a lower assumed discount rate, partially offset by a favorable impact due to plan amendments. The decrease in the discount rate also resulted in an increase in the underfunded status of our plans and an increase in unrecognized pension and postretirement medical expense to $4.2 billion ($2.6 billion after tax) as of October 1, 2011. If our investment performance does not improve relative to our long-term assumption and/or discount rates do not increase, we expect that pension and postretirement medical costs will continue at levels comparable to fiscal 2012 for the next few years as a result of amortizing these unrecognized expenses. See Note 11 to the Consolidated Financial Statements for further details of the impacts of our pension and postretirement medical plans on our financial statements and amendments we made to our plans in fiscal 2011. During fiscal 2011, the Company contributed $935 million to its pension and postretirement medical plans including discretionary contributions above the minimum requirements for pension plans. The Company currently expects pension and postretirement medical plan contributions in fiscal 2012 to total approximately $325 million to $375 million. Final minimum funding requirements for fiscal 2012 will be determined based on our January 1, 2012 funding actuarial valuation which will be available in late fiscal 2012. See “Item 1A – Risk Factors” for the impact of factors affecting pension and postretirement medical costs.

BUSINESS SEGMENT RESULTS – 2010 vs. 2009

Media Networks

Operating results for the Media Networks segment are as follows:

	Year Ended		% Change Better / (Worse)
(in millions)	October 2, 2010	October 3, 2009
Revenues
Affiliate Fees	$8,082	$7,407	9%
Advertising	7,028	6,566	7%
Other	2,052	2,236	(8) %

Total revenues	17,162	16,209	6%
Operating expenses	(9,888)	(9,464)	(4) %
Selling, general, administrative and other	(2,358)	(2,341)	(1) %
Depreciation and amortization	(222)	(206)	(8) %
Equity in the income of investees	438	567	(23) %

Operating Income	$5,132	$4,765	8%

Revenues

The 9% increase in Affiliate Fees, which are generally derived from fees charged on a per-subscriber basis, was primarily due to contractual rate increases and subscriber growth at Cable Networks which resulted in revenue increases of 5% and 4%, respectively, partially offset by the impact of one fewer week of operations.

Higher advertising revenues were due to increases of $362 million at Cable Networks from $2,689 million to $3,051 million and of $100 million at Broadcasting from $3,877 million to $3,977 million. The increase at Cable Networks reflected an increase of 9% due to higher sold inventory. The increase at Broadcasting reflected increases of 4% due to higher network advertising rates and sold inventory and 3% due to higher local television advertising, partially offset by a 4% decrease due to lower network ratings and one fewer week of operations.

Other revenues decreased $94 million at Cable Networks and $90 million at Broadcasting. The decrease at Cable Networks was driven by the closure of five ESPN Zone restaurants in June 2010. The decrease at Broadcasting reflected lower domestic television syndication revenues due to the sales of According to Jim and Grey’s Anatomy in fiscal 2009.

Costs and Expenses

Operating expenses include an increase in programming and production costs of $377 million from $8,076 million to $8,453 million. At Cable Networks an increase in programming and production costs of $446 million was driven by higher sports rights costs due to new international sports programming rights and increased contractual costs for college and professional sports programming. At Broadcasting a decrease in programming and production costs of $69 million was driven by costs savings at news and daytime and a lower cost mix of programming in primetime.

The increase in selling, general, administrative and other costs and expenses was driven by higher pension and postretirement medical and compensation related costs, partially offset by a decrease of approximately $60 million due to the absence of a bad debt charge in connection with a bankruptcy of a syndication customer in fiscal 2009 and a decrease due to the closure of five ESPN Zone restaurants in June 2010.

Equity in the Income of Investees

Income from equity investees decreased to $438 million in fiscal 2010 from $567 million in fiscal 2009 driven by a $58 million charge for our share of programming write-offs at AETN/Lifetime in fiscal 2010.

Segment Operating Income

Segment operating income increased 8%, or $367 million, to $5.1 billion. The increase was primarily due to increases at ESPN, the owned television stations and the international Disney Channels, partially offset by lower equity income.

The following table provides supplemental revenue and operating income detail for the Media Networks segment:

	Year Ended		% Change Better / (Worse)
(in millions)	October 2, 2010	October 3, 2009
Revenues
Cable Networks	$11,475	$10,555	9%
Broadcasting	5,687	5,654	1%

	$17,162	$16,209	6%

Segment operating income
Cable Networks	$4,473	$4,260	5%
Broadcasting	659	505	30%

	$5,132	$4,765	8%

Parks and Resorts

    Operating results for the Parks and Resorts segment are as follows:

	Year Ended		% Change Better / (Worse)
(in millions)	October 2, 2010	October 3, 2009
Revenues
Domestic	$8,404	$8,442	— %
International	2,357	2,225	6%

Total revenues	10,761	10,667	1%
Operating expenses	(6,787)	(6,634)	(2) %
Selling, general, administrative and other	(1,517)	(1,467)	(3) %
Depreciation and amortization	(1,139)	(1,148)	1%

Operating Income	$1,318	$1,418	(7) %

Revenues

Parks and Resorts revenues increased 1%, or $94 million, to $10.8 billion due to an increase of $132 million at our international operations, partially offset by a decrease of $38 million at our domestic operations.

The decline in revenue at our domestic operations reflected the impact of one fewer week of operations in fiscal 2010 and a 1% volume decrease reflecting lower vacation club ownership sales, lower hotel occupancy and lower passenger cruise ship days. These decreases were partially offset by higher guest spending primarily due to higher average ticket prices and higher average daily hotel room rates.

The 6% revenue increase at our international operations reflected increases of 3% due to higher guest spending and 3% due to the sale of a real estate property at Disneyland Paris as well as higher attendance and hotel occupancy. Higher guest spending was driven by higher average ticket prices and average daily hotel room rates.

The following table presents supplemental attendance, per capita theme park guest spending, and hotel statistics:

	Domestic		International (2)		Total
	Fiscal Year 2010	Fiscal Year 2009	Fiscal Year 2010	Fiscal Year 2009	Fiscal Year 2010	Fiscal Year 2009
Parks
Increase/ (decrease)
Attendance	(1) %	2%	1%	1%	(1) %	2%
Per Capita Guest Spending	3%	(6) %	3%	(12) %	3%	(7) %
Hotels (1)
Occupancy	82%	87%	85%	85%	82%	86%
Available Room Nights (in thousands)	9,629	9,549	2,466	2,473	12,095	12,022
Per Room Guest Spending	$ 224	$ 214	$ 273	$ 261	$ 234	$ 223

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

Costs and Expenses

Operating expenses included an increase in operating labor of $173 million from $3,105 million to $3,278 million driven by labor cost inflation and higher pension and postretirement medical expenses, partially offset by a decrease in costs of sales of $57 million from $1,167 million to $1,110 million primarily due to decreased sales volume. In addition, operating expenses reflected increased costs for new guest offerings including World of Color at Disneyland Resort.

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

Restructuring and impairment charges

The Company recorded charges totaling $54 million related to Parks and Resorts in fiscal 2009 for severance and related costs which were reported in “Restructuring and impairment charges” in the Consolidated Statement of Income.

Studio Entertainment

Operating results for the Studio Entertainment segment are as follows:

	Year Ended		% Change Better / (Worse)
(in millions)	October 2, 2010	October 3, 2009
Revenues
Theatrical distribution	$ 2,050	$ 1,325	55%
Home entertainment	2,666	2,762	(3) %
Television distribution and other	1,985	2,049	(3) %

Total revenues	6,701	6,136	9%
Operating expenses	(3,469)	(3,210)	(8) %
Selling, general, administrative and other	(2,450)	(2,687)	9%
Depreciation and amortization	(89)	(60)	(48) %
Equity in the income of investees	–	(4)	nm

Operating Income	$ 693	$ 175	nm

Revenues

The increase in theatrical distribution revenue was due to the strong performance of Toy Story 3, Alice in Wonderland and Iron Man 2 in fiscal 2010, compared to Up and The Proposal in fiscal 2009.

The decrease in home entertainment revenues was primarily due to a 2% decrease reflecting lower net effective pricing and a 2% decrease driven by lower sales volume of new releases domestically. Net effective pricing is the wholesale selling price adjusted for discounts, sales incentives and returns.

The decrease in television distribution and other revenues reflected the strong performance of High School Musical 3 and Rascal Flatts CD titles in fiscal 2009 as well as the Cheetah Girls concert tour in fiscal 2009.

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

Consumer Products

Operating results for the Consumer Products segment are as follows:

	Year Ended		% Change Better / (Worse)
(in millions)	October 2, 2010	October 3, 2009
Revenues
Licensing and publishing	$ 1,725	$ 1,584	9%
Retail and other	953	841	13%

Total revenues	2,678	2,425	10%
Operating expenses	(1,236)	(1,182)	(5) %
Selling, general, administrative and other	(687)	(597)	(15) %
Depreciation and amortization	(78)	(39)	nm
Equity in the income of investees	–	2	nm

Operating Income	$ 677	$ 609	11%

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

Costs and Expenses

Operating expenses included cost of goods sold of $521 million which was comparable to fiscal 2009 as increases due to the acquisitions of The Disney Store Japan and Marvel were offset by lower third-party royalties on licensing revenues and decreased costs of sales at The Disney Store North America due to an improved global purchasing strategy. Other operating costs increased due to the addition of Marvel and The Disney Store Japan.

The increase in selling, general, administrative and other was driven by the acquisitions of Marvel and The Disney Store Japan.

Segment Operating Income

Segment operating income increased 11%, or $68 million, to $677 million due to improved results at our retail business and an increase in our publishing business driven by Marvel titles.

Interactive Media

Operating results for the Interactive Media segment are as follows:

	Year Ended		% Change Better / (Worse)
(in millions)	October 2, 2010	October 3, 2009
Revenues
Game sales and subscriptions	$563	$565	– %
Advertising and other	198	147	35%

Total revenues	761	712	7%
Operating expenses	(581)	(623)	7%
Selling, general, administrative and other	(371)	(336)	(10) %
Depreciation and amortization	(43)	(50)	14%
Equity in the income of investees	–	2	nm

Operating Loss	$(234)	$(295)	21%

Revenues

Game sales and subscription revenue was essentially flat as lower unit sales of self published console games were offset by higher subscription revenues at Club Penguin. Significant titles in fiscal 2010 included Toy Story 3, Split Second and Sing It 2 while fiscal 2009 included High School Musical 3, Sing It and Bolt.

Higher advertising and other revenue was driven by increases at our mobile phone service business in Japan and in online advertising.

Costs and Expenses

Operating expenses included a decrease in costs of goods sold of $70 million from $266 million to $196 million due to lower video game costs reflecting a sales mix shift from higher cost new releases, which included bundled accessories, in fiscal 2009 to lower cost catalog titles in fiscal 2010. This decrease was partially offset by increased product development expense of $24 million.

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

Net Interest Expense

Net interest expense is detailed below:

(in millions)	2010	2009	% Change Better/(Worse)
Interest expense	$(456)	$(588)	22%
Interest and investment income	47	122	(61)%

Net interest expense	$(409)	$(466)	12%

The decrease in interest expense for fiscal 2010 was primarily due to lower effective interest rates and lower average debt balances, partially offset by expense related to the early redemption of a film financing borrowing.

The decrease in interest and investment income for fiscal 2010 was primarily due to a gain on the sale of an investment in the prior year, lower effective interest rates and lower average cash balances.

Effective Income Tax Rate

The effective income tax rate decreased 1.3 percentage points from 36.2% in 2009 to 34.9% in 2010. The lower effective income tax rate for fiscal 2010 was primarily due to favorable adjustments related to prior-year income tax matters, partially offset by a $72 million charge related to the health care reform legislation enacted in March 2010.

Noncontrolling Interests

Net income attributable to noncontrolling interests for the year increased $48 million to $350 million driven by improved operating results at Hong Kong Disneyland Resort and ESPN. Net income attributable to noncontrolling interests is determined based on income after royalties, financing costs and income taxes.

LIQUIDITY AND CAPITAL RESOURCES

The change in cash and cash equivalents is as follows:

(in millions)	2011	2010	2009
Cash provided by operations	$6,994	$6,578	$5,319
Cash used by investing activities	(3,286)	(4,523)	(1,755)
Cash used by financing activities	(3,233)	(2,663)	(3,111)
Impact of exchange rates on cash and cash equivalents	(12)	(87)	(37)

Increase/(decrease) in cash and cash equivalents	$463	$(695)	$416

Operating Activities

Cash provided by operating activities for fiscal 2011 increased 6% or $416 million to $7.0 billion as compared to fiscal 2010. The increase was primarily due to higher operating cash receipts driven by higher revenues at our Media Networks, Parks and Resorts, Consumer Products and Interactive Media businesses, partially offset by lower revenues at our Studio Entertainment business. These increases were partially offset by higher cash payments at Corporate and at our Media Networks, Parks and Resorts, Interactive Media, and Consumer Products businesses, partially offset by a decrease in cash payments at our Studio Entertainment business. The increase in cash payments at Corporate was driven by higher contributions to our pension plans, while the increase at Media Networks was primarily due to higher investment in television programming and production. The increase in cash payments at Parks and Resorts was driven by labor cost inflation, higher promotional and operating costs from the January launch of our new cruise ship, the Disney Dream, and higher marketing and sales expenses and expansion costs for Disney California Adventure at Disneyland Resort. The increase in cash payments at Interactive Media reflects the inclusion of Playdom, while the increase in cash payments at Consumer Products was primarily due to the acquisitions of The Disney Store Japan and Marvel. The decrease in cash payments at Studio Entertainment was driven by lower film production spending.

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

Depreciation expense is as follows:

(in millions)	2011	2010	2009
Media Networks
Cable Networks	$134	$118	$108
Broadcasting	95	95	89

Total Media Networks	229	213	197

Parks and Resorts
Domestic	842	807	822
International	323	332	326

Total Parks and Resorts	1,165	1,139	1,148

Studio Entertainment	53	56	50
Consumer Products	48	33	29
Interactive Media	16	19	28
Corporate	148	142	128

Total depreciation expense	$1,659	$1,602	$1,580

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

The Company’s film and television production and programming activity for fiscal years 2011, 2010 and 2009 are as follows:

(in millions)	2011	2010	2009
Beginning balances:
Production and programming assets	$5,451	$5,756	$5,935
Programming liabilities	(990)	(1,193)	(1,108)

	4,461	4,563	4,827

Spending:
Film and television production	3,184	3,370	3,421
Broadcast programming	4,588	4,316	3,896

	7,772	7,686	7,317

Amortization:
Film and television production	(3,521)	(3,593)	(3,486)
Broadcast programming	(4,583)	(4,331)	(3,788)

	(8,104)	(7,924)	(7,274)

Change in film and television production and programming costs	(332)	(238)	43

Other non-cash activity	36	136	(154)

Ending balances:
Production and programming assets	5,031	5,451	5,756

Programming liabilities	(866)	(990)	(1,040)

	$4,165	$4,461	$4,716

Investing Activities

Investing activities consist principally of investments in parks, resorts, and other property and acquisition and divestiture activity. The Company’s investments in parks, resorts and other property for the last three years are as follows:

(in millions)	2011	2010	2009
Media Networks
Cable Networks	$179	$132	$151
Broadcasting	128	92	143
Parks and Resorts
Domestic	2,294	1,295	1,039
International	429	238	143
Studio Entertainment	118	102	135
Consumer Products	115	97	46
Interactive Media	21	17	21
Corporate	275	137	75

	$3,559	$2,110	$1,753

Capital expenditures for the Parks and Resorts segment are principally for theme park and resort expansion, cruise ships, new rides and attractions, recurring capital and capital improvements. The increase in capital expenditures at domestic and international parks and resorts in fiscal 2011 reflected the final payment on our new cruise ship, the Disney Dream, theme park and resort expansions and new guest offerings at Walt Disney World Resort and Hong Kong Disneyland Resort and the development of Shanghai Disney Resort. The increase in capital expenditures at domestic and international parks and resorts in fiscal 2010 as compared to fiscal 2009 reflected higher construction progress payments on the two new cruise ships, the expansions at Hong Kong Disneyland Resort and Disney California Adventure and the construction of Aulani, a Disney Resort & Spa in Hawaii. The increase in capital expenditures at Consumer Products from fiscal 2009 to fiscal 2011 was driven by costs at the Disney Stores for new stores and remodels.

Capital expenditures at Media Networks primarily reflect investments in facilities and equipment for expanding and upgrading broadcast centers, production facilities, and television station facilities.

Capital expenditures at Corporate primarily reflect investments in corporate facilities and information technology infrastructure. The increases in fiscal 2011 and 2010 were driven by investments in equipment and corporate facilities.

Other Investing Activities

During fiscal 2011, proceeds from dispositions of $564 million primarily due to the sale of Miramax, were partially offset by acquisitions totaling $184 million which included additional payments related to the acquisition of Playdom, Inc. (See Note 4 to the Consolidated Financial Statements).

During fiscal 2010, acquisitions totaled $2.5 billion and included the acquisitions of Marvel Entertainment, Inc. and Playdom, Inc., and were partially offset by net proceeds totaling $170 million from the sale of our investments in two television services in Europe and the sale of the rights and assets related to the Power Rangers property.

During fiscal 2009, acquisitions totaled $176 million and included the purchase of additional interests in UTV (See Note 4 to the Consolidated Financial Statements), offset by proceeds totaling $185 million from the sale of our investment in two pay television services in Latin America.

Financing Activities

Cash used in financing activities in fiscal 2011 increased by $570 million to $3.2 billion compared to fiscal 2010 and consisted of repurchases of common stock and the payment of dividends partially offset by borrowings and proceeds from the exercise of stock options. The increase from fiscal 2010 was due to higher repurchases of common stock, partially offset by higher net borrowings. Cash used in financing activities in fiscal 2010 decreased by $448 million to $2.7 billion compared to fiscal 2009 and consisted of repurchases of common stock, repayments of borrowings, and the payment of dividends partially offset by proceeds from the exercise of stock options. The decrease from fiscal 2009 was due to lower repayments of borrowings and increased proceeds from stock option exercises, partially offset by higher share repurchases.

During the year ended October 1, 2011, the Company’s borrowing activity was as follows:

(in millions)	October 2, 2010	Additions	Payments	Other Activity	October 1, 2011
Commercial paper borrowings	$1,190	$393	$–	$–	$1,583
U.S. medium-term notes	6,815	2,350	(750)	(15)	8,400
European medium-term notes	273	–	(168)	(14)	91
Other foreign currency denominated debt (1)	965	–	–	55	1,020
Other (2)	651	–	(37)	(42)	572
Disneyland Paris borrowings	2,113	–	(164)	32	1,981
Hong Kong Disneyland Resort borrowings (3)	473	–	–	(143)	330

Total	$12,480	$2,743	$(1,119)	$(127)	$13,977

(1)	The other activity is primarily the impact of foreign currency translation as a result of the weakening of the U.S. dollar against the Japanese yen.
(2)	The other activity is primarily market value adjustments for debt with qualifying hedges.
(3)

The other activity is primarily due to the conversion of a portion of the HKSAR’s loan to equity pursuant to the capital realignment and expansion plan (See Note 7 to the Consolidated Financial Statements).

The Company’s bank facilities are as follows:

(in millions)	Committed Capacity	Capacity Used	Unused Capacity
Bank facilities expiring February 2013	$2,250	$–	$2,250
Bank facilities expiring February 2015	2,250	47	2,203

Total	$4,500	$47	$4,453

In February 2011, the Company entered into a new four-year $2.25 billion bank facility with a syndicate of lenders. This facility, in combination with the facility that matures in 2013, is used to support commercial paper borrowings. The new bank facility allows the Company to issue up to $800 million of letters of credit, which if utilized, reduces available borrowings under this facility. As of October 1, 2011, $315 million of letters of credit had been issued of which $47 million was issued under this facility. These bank facilities allow for borrowings at LIBOR-based rates plus a spread, which depends on the Company’s public debt rating and can range from 0.33% to 4.50%.

The Company may use commercial paper borrowings up to the amount of its unused bank facilities, in conjunction with term debt issuance and operating cash flow, to retire or refinance other borrowings before or as they come due.

The Company paid a $0.40 per share dividend ($756 million) during the second quarter of fiscal 2011 related to fiscal 2010. The Company paid a $0.35 per share dividend ($653 million) during the second quarter of fiscal 2010 related to fiscal 2009; and paid a $0.35 per share dividend ($648 million) during the second quarter of fiscal 2009 related to fiscal 2008. As of the filing date of this report, the Board of Directors had not yet declared a dividend related to fiscal 2011.

During fiscal 2011, the Company repurchased 135 million shares of Disney common stock for $5.0 billion. During fiscal 2010, the Company repurchased 80 million shares of Disney common stock for $2.7 billion. During fiscal 2009, the Company repurchased 5 million shares of Disney common stock for $138 million. On March 22, 2011, the Company’s Board of Directors increased the amount of shares that can be repurchased to 400 million shares as of that date. As of October 1, 2011, the Company had remaining authorization in place to repurchase 305 million additional shares.

We believe that the Company’s financial condition is strong and that its cash balances, other liquid assets, operating cash flows, access to debt and equity capital markets and borrowing capacity, taken together, provide adequate resources to fund ongoing operating requirements and future capital expenditures related to the expansion of existing businesses and development of new projects. However, the Company’s operating cash flow and access to the capital markets can be impacted by macroeconomic factors outside of its control. See “Item 1A – Risk Factors”. In addition to macroeconomic factors, the Company’s borrowing costs can be impacted by short- and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on the Company’s performance as measured by certain credit metrics such as interest coverage and leverage ratios. As of October 1, 2011, Moody’s Investors Service’s long- and short-term debt ratings for the Company were A2 and P-1, respectively, with stable outlook; Standard & Poor’s long- and short-term debt ratings for the Company were A and A-1, respectively, with stable outlook; and Fitch’s long- and short-term debt ratings for the Company were A and F-1, respectively, with stable outlook. The Company’s bank facilities contain only one financial covenant, relating to interest coverage, which the Company met on October 1, 2011, by a significant margin. The Company’s bank facilities also specifically exclude certain entities, such as Disneyland Paris, Hong Kong Disneyland Resort and Shanghai Disney Resort, from any representations, covenants or events of default.

Disneyland Paris has in its debt agreements certain annual financial performance objectives and limits on investing and financing activities. In fiscal 2011, Disneyland Paris did not meet its annual performance objectives and must defer €25 million of royalties and management fees payable to the Company and €20 million of interest payable to a French state bank. Additionally, as a result of the fact that the performance objectives were not met, certain of Disneyland Paris’s investment activities are further limited by the debt agreements.

Disneyland Paris is also subject to certain financial covenants and believes that it is in compliance with such covenants with the assistance of the Company’s agreement, as permitted under the debt agreements, to defer an additional €9 million of royalties payable to the Company into subordinated long-term borrowings.

The deferrals discussed above and compliance with these financial covenants are subject to final third-party review as provided in Disneyland Paris’s debt agreements.

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

The following table summarizes our significant contractual obligations and commitments on an undiscounted basis at October 1, 2011 and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal and interest payments on outstanding borrowings. Additional details regarding these obligations are provided in the Notes to the Consolidated Financial Statements, as referenced in the table:

	Payments Due by Period
(in millions)	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Borrowings (Note 9) (1)	$18,352	$3,442	$4,199	$2,198	$8,513
Operating lease commitments (Note 15)	2,227	502	738	395	592
Capital lease obligations (Note 15)	786	70	110	87	519

Sports programming commitments (Note 15)	33,287	3,465	7,623	6,354	15,845
Broadcast programming commitments (Note 15)	2,785	1,959	542	202	82

Total sports and other broadcast programming commitments	36,072	5,424	8,165	6,556	15,927
Other(2)	4,094	1,788	1,116	344	846

Total contractual obligations (3)	$61,531	$11,226	$14,328	$9,580	$26,397

(1)

Amounts exclude market value adjustments totaling $284 million, which are recorded in the balance sheet. Amounts include interest payments based on contractual terms for fixed rate debt, and on current interest rates for variable rate debt.

(2)

Other commitments primarily comprise contractual commitments for the construction of two new cruise ships, creative talent and employment agreements and unrecognized tax benefits. Creative talent and employment agreements include obligations to actors, producers, sports personnel, television and radio personalities and executives.

(3)	Contractual commitments include the following:

Liabilities recorded on the balance sheet	$15,674
Commitments not recorded on the balance sheet	45,857

$61,531

The Company also has obligations with respect to its pension and postretirement medical benefit plans. See Note 11 to the Consolidated Financial Statements.

Contingent Commitments and Contractual Guarantees

The Company has certain contractual arrangements that would require the Company to make payments or provide funding if certain circumstances occur. The Company does not currently expect that these arrangements will result in any significant amounts being paid by the Company. See Note 15 to the Consolidated Financial Statements for information regarding the Company’s contingent commitments and contractual guarantees.

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

We recognize revenues from advance theme park ticket sales when the tickets are used. For non-expiring, multi-day tickets, revenues are recognized over a four-year time period based on estimated usage, which is derived from historical usage patterns. If actual usage is different than our estimated usage, revenues may not be recognized in the periods the related services are rendered. In addition, a change in usage patterns would impact the timing of revenue recognition.

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

The discount rate enables us to state expected future cash payments for benefits as a present value on the measurement date. A lower discount rate increases the present value of benefit obligations and increases pension expense. The guideline for setting this rate is a high-quality long-term corporate bond rate. We decreased our discount rate to 4.75% at the end of fiscal 2011 from 5.25% at the end of fiscal 2010 to reflect market interest rate conditions at our October 1, 2011 measurement date. This decrease in the discount rate will affect net periodic pension and postretirement medical expense (benefit expense) in fiscal 2012. The assumed discount rate reflects market rates for high-quality corporate bonds currently available. The Company’s discount rate was determined by considering the average of pension yield curves constructed of a large population of high quality corporate bonds. The resulting discount rate reflects the matching of plan liability cash flows to the yield curves. A one percentage point decrease in the assumed discount rate would increase total benefit expense for fiscal 2012 by $223 million and would increase the projected benefit obligation at October 1, 2011 by $1.9 billion, respectively. A one percentage point increase in the assumed discount rate would decrease total benefit expense and the projected benefit obligation by $193 million and $1.6 billion, respectively.

To determine the expected long-term rate of return on the plan assets, we consider the current and expected asset allocation, as well as historical and expected returns on each plan asset class. A lower expected rate of return on pension plan assets will increase pension expense. Our long-term expected return on plan assets was 7.75% for both of the 2011 and 2010 actuarial valuations. A one percentage point change in the long-term asset return assumption would impact fiscal 2012 annual benefit expense by approximately $70 million.

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

During fiscal years 2011 and 2010, the Company tested its goodwill and other intangible assets, investments and long-lived assets for impairment, and the impairment charges recorded were immaterial. During fiscal 2009, the Company recorded non-cash impairment charges of $279 million, which included $142 million for FCC radio licenses and $65 million for our investment in UTV. The FCC radio license impairment charges reflected overall market declines in certain radio markets in which we operate. These impairment charges, which were estimated using a discounted cash flow model, were recorded in “Restructuring and impairment charges” in the Consolidated Statements of Income.

Allowance for Doubtful Accounts

We evaluate our allowance for doubtful accounts and estimate collectability of accounts receivable based on our analysis of historical bad debt experience in conjunction with our assessment of the financial condition of individual companies with which we do business. In times of domestic or global economic turmoil, our estimates and judgments with respect to the collectability of our receivables are subject to greater uncertainty than in more stable periods. If our estimate of uncollectible accounts is too low, costs and expenses may increase in future periods, and if it is too high, cost and expenses may decrease in future periods.

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

Variable Interest Entities

In June 2009, the FASB issued guidance to revise the approach to determine when a variable interest entity (VIE) should be consolidated. The new consolidation model for VIEs considers whether an entity has the power to direct the activities that most significantly impact the VIE’s economic performance and shares in the significant risks and rewards of the VIE. The guidance on VIEs requires companies to continually reassess VIEs to determine if consolidation is appropriate and provide additional disclosures. The Company adopted the provisions of this guidance at the beginning of fiscal year 2011, and the adoption did not have a material impact on the Company’s financial statements.

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

VAR on a combined basis increased to $58 million at October 1, 2011 from $33 million at October 2, 2010. The increase in VAR primarily reflected an increase in the amount of fixed rate debt during the year and higher volatility of interest rates.

The estimated maximum potential one-day loss in fair value, calculated using the VAR model, is as follows (unaudited, in millions):

Fiscal Year 2011	Interest Rate Sensitive Financial Instruments	Currency Sensitive Financial Instruments	Equity Sensitive Financial Instruments	Combined Portfolio
Year end VAR	$34	$27	$7	$58
Average VAR	$24	$27	$4	$44
Highest VAR	$34	$34	$8	$58
Lowest VAR	$15	$20	$1	$32
Beginning of year VAR (year end fiscal 2010)	$19	$22	$1	$33

The VAR for Disneyland Paris and Hong Kong Disneyland Resort is immaterial as of October 1, 2011 and accordingly, has been excluded from the above table.

ITEM 8. Financial Statements and Supplementary Data

See Index to Financial Statements and Supplemental Data on page 58.

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

Based on their evaluation as of October 1, 2011, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

Management’s Report on Internal Control Over Financial Reporting

Management’s report set forth on page 59 is incorporated herein by reference.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the fourth quarter of the fiscal year ended October 1, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Information regarding Section 16(a) compliance, the Audit Committee, the Company’s code of ethics, background of the directors and director nominations appearing under the captions “Section 16(a) Beneficial Ownership Reporting Compliance,” “Committees,” “Corporate Governance Guidelines and Code of Ethics”, “Director Selection Process” and “Election of Directors” in the Company’s Proxy Statement for the 2012 annual meeting of Shareholders is hereby incorporated by reference.

Information regarding executive officers is included in Part I of this Form 10-K as permitted by General Instruction G(3).

ITEM 11. Executive Compensation

Information appearing under the captions “Board Compensation” and “Executive Compensation” in the 2012 Proxy Statement (other than the “Compensation Committee Report,” which is deemed furnished herein by reference) is hereby incorporated by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information setting forth the security ownership of certain beneficial owners and management appearing under the caption “Stock Ownership” and information in the “Equity Compensation Plans” table appearing under the caption “Equity Compensation Plans” in the 2012 Proxy Statement is hereby incorporated by reference.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Information regarding certain related transactions appearing under the captions “Certain Relationships and Related Person Transactions” and information regarding director independence appearing under the caption “Director Independence” in the 2012 Proxy Statement is hereby incorporated by reference.

ITEM 14. Principal Accountant Fees and Services

Information appearing under the captions “Auditor Fees and Services” and “Policy for Approval of Audit and Permitted Non-Audit Services” in the 2012 Proxy Statement is hereby incorporated by reference.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(1)	Financial Statements and Schedules

See Index to Financial Statements and Supplemental Data at page 58.

(2)	Exhibits

The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

	Exhibit	Location
3.1	Restated Certificate of Incorporation of the Company	Exhibit 3.1 to the Current Report on Form 8-K of the Company dated March 10, 2010
3.2	Bylaws of the Company	Exhibit 3.2 to the Current Report on Form 8-K of the Company dated March 10, 2010
4.1	Four-Year Credit Agreement dated as of February 22, 2011	Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed February 25, 2011
4.2	Three-Year Credit Agreement dated as of February 22, 2010	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed February 25, 2010
4.3	Senior Debt Securities Indenture, dated as of September 24, 2001, between the Company and Wells Fargo Bank, N.A., as Trustee	Exhibit 4.1 to the Current Report on Form 8-K of the Company, dated September 24, 2001
4.4	Other long-term borrowing instruments are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Company undertakes to furnish copies of such instruments to the Commission upon request
10.1	Amended and Restated Employment Agreement, dated as of October 6, 2011, between the Company and Robert A. Iger	Filed herewith
10.2	Employment Agreement, dated as of January 1, 2010 between the Company and James A. Rasulo	Exhibit 10.1 to the Current Report on Form 8-K of the Company dated January 8, 2010
10.3	Amendment dated March 17, 2011, to the Amended and Restated Employment Agreement, dated as of January 1, 2010 between the Company and James A. Rasulo	Exhibit 10.2 to the Current Report on Form 8-K of the Company dated March 18, 2011
10.4	Employment Agreement, dated as of October 1, 2008 between the Company and Alan N. Braverman	Exhibit 10.1 to the Current Report on Form 8-K of the Company dated October 8, 2008
10.5	Amendment dated March 17, 2011, to the Employment Agreement, dated as of October 1, 2008 between the Company and Alan N. Braverman	Exhibit 10.3 to the Current Report on Form 8-K of the Company dated March 18, 2011
10.6	Employment Agreement dated as of October 1, 2008 between the Company and Kevin A. Mayer	Exhibit 10.2 to the Current Report on Form 8-K of the Company dated October 8, 2008
10.7	Employment Agreement dated as of September 1, 2009 between the Company and Jayne Parker	Exhibit 10.5 to the Form 10-K of the Company for the year ended October 3, 2009
10.8	Description of Directors Compensation	Filed herewith
10.9	Amended and Restated Director’s Retirement Policy	Exhibit 10.6 to the Form 10-Q of the Company for the quarter ended January 2, 2010
10.10	Form of Indemnification Agreement for certain officers and directors	Annex C to the Proxy Statement for the 1987 annual meeting of DEI

	Exhibit	Location
10.11	1995 Stock Option Plan for Non-Employee Directors	Exhibit 20 to the Form S-8 Registration Statement (No. 33-57811) of DEI, dated Feb. 23, 1995
10.12	Amended and Restated 2002 Executive Performance Plan	Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed March 12, 2009
10.13	Management Incentive Bonus Program	The section of the Proxy Statement for the 2011 annual meeting of the Company titled “Performance Based Compensation”
10.14	Amended and Restated 1997 Non-Employee Directors Stock and Deferred Compensation Plan	Annex II to the Proxy Statement for the 2003 annual meeting of the Company
10.15	The Walt Disney Company/Pixar 1995 Stock Plan	Exhibit 10.1 to the Form S-8 Registration Statement (N0. 333-133840) of the Company dated May 5, 2006
10.16	Amended and Restated The Walt Disney Company/Pixar 2004 Equity Incentive Plan	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed December 1, 2006
10.17	2011 Stock Incentive Plan	Annex A to the Proxy Statement for the 2011 annual meeting of the Company
10.18	The Amended and Restated The Walt Disney Productions and Associated Companies Key Employees Deferred Compensation and Retirement Plan	Exhibit 10.5 to the Form 10-Q of the Company for the quarter ended April 2, 2011
10.19	Amended and Restated Benefit Equalization Plan of ABC, Inc.	Exhibit 10.6 to the Form 10-Q of the Company for the quarter ended April 2, 2011
10.20	Disney Key Employees Retirement Savings Plan	Exhibit 10.1 to the Form 10-Q of the Company for the quarter ended July 2, 2011
10.21	Group Personal Excess Liability Insurance Plan	Exhibit 10(x) to the Form 10-K of the Company for the period ended September 30, 1997
10.22	Family Income Assurance Plan (summary description)	Exhibit 10(y) to the Form 10-K of the Company for the period ended September 30, 1997
10.23	Amended and Restated Severance Pay Plan	Exhibit 10.4 to the Form 10-Q of the Company for the quarter ended December 27, 2008
10.24	Form of Restricted Stock Unit Award Agreement (Time-Based Vesting)	Exhibit 10(aa) to the Form 10-K of the Company for the period ended September 30, 2004
10.25	Form of Restricted Stock Unit Award Agreement (Bonus Related)	Exhibit 10.3 to the Current Report on Form 8-K of the Company filed December 15, 2006

	Exhibit	Location
10.26	Form of Performance-Based Stock Unit Award Agreement (Section 162(m) Vesting Requirement)	Exhibit 10.2 to the Form 10-Q of the Company for the quarter ended April 2, 2011
10.27	Form of Performance-Based Stock Unit Award Agreement (Three-Year Vesting subject to Total Shareholder Return/EPS Growth Tests/Section 162(m) Vesting Requirement)	Exhibit 10.3 to the Form 10-Q of the Company for the quarter ended April 2, 2011
10.28	Form of Non-Qualified Stock Option Award Agreement	Exhibit 10.4 to the Form 10-Q of the Company for the quarter ended April 2, 2011
10.29	Form of Restricted Stock Unit Award Agreement in Lieu of Equitable Adjustment	Exhibit 10.1 to the Form 10-Q of the Company for the period ended June 30, 2007
10.30	Disney Savings and Investment Plan as Amended and Restated Effective January 1, 2010	Exhibit 10.1 to the Form 10-Q of the Company for the period ended July 3, 2010
21	Subsidiaries of the Company	Filed herewith
23	Consent of PricewaterhouseCoopers LLP	Filed herewith
31(a)	Rule 13a – 14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31(b)	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32(a)	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished herewith
32(b)	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished herewith
101	The following materials from the Company’s Annual Report on Form 10-K for the year ended October 1, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Shareholders’ Equity and (v) related notes	Filed herewith

*	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE WALT DISNEY COMPANY
(Registrant)
Date: November 23, 2011	By:	/s/ ROBERT A. IGER
(Robert A. Iger,
President and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer
/s/ ROBERT A. IGER (Robert A. Iger)	President and Chief Executive Officer	November 23, 2011

Principal Financial and Accounting Officers
/s/ JAMES A. RASULO (James A. Rasulo)	Senior Executive Vice President and Chief Financial Officer	November 23, 2011

/s/ BRENT A. WOODFORD (Brent A. Woodford)	Senior Vice President-Planning and Control	November 23, 2011

Directors
/s/ SUSAN E. ARNOLD (Susan E. Arnold)	Director	November 23, 2011

/s/ JOHN S. CHEN (John S. Chen)	Director	November 23, 2011

/s/ JUDITH L. ESTRIN (Judith L. Estrin)	Director	November 23, 2011

/s/ ROBERT A. IGER (Robert A. Iger)	Director	November 23, 2011

/s/ FRED H. LANGHAMMER (Fred H. Langhammer)	Director	November 23, 2011

/s/ AYLWIN B. LEWIS (Aylwin B. Lewis)	Director	November 23, 2011

/s/ MONICA C. LOZANO (Monica C. Lozano)	Director	November 23, 2011

/s/ ROBERT W. MATSCHULLAT (Robert W. Matschullat)	Director	November 23, 2011

/s/ JOHN E. PEPPER, JR. (John E. Pepper, Jr.)	Chairman of the Board and Director	November 23, 2011

/s/ SHERYL SANDBERG (Sheryl Sandberg)	Director	November 23, 2011

/s/ ORIN C. SMITH (Orin C. Smith)	Director	November 23, 2011

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of October 1, 2011.

The effectiveness of our internal control over financial reporting as of October 1, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of The Walt Disney Company

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of The Walt Disney Company and its subsidiaries (the Company) at October 1, 2011 and October 2, 2010, and the results of their operations and their cash flows for each of the three years in the period ended October 1, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 1, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for pension and other postretirement benefit plans in 2009.

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

PRICEWATERHOUSECOOPERS LLP

Los Angeles, California

November 23, 2011

CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share data)

	2011	2010	2009
Revenues	$40,893	$38,063	$36,149

Costs and expenses	(33,112)	(31,337)	(30,452)

Restructuring and impairment charges	(55)	(270)	(492)

Other income	75	140	342

Net interest expense	(343)	(409)	(466)

Equity in the income of investees	585	440	577

Income before income taxes	8,043	6,627	5,658

Income taxes	(2,785)	(2,314)	(2,049)

Net Income	5,258	4,313	3,609

Less: Net Income attributable to noncontrolling interests	(451)	(350)	(302)

Net Income attributable to The Walt Disney Company (Disney)	$4,807	$3,963	$3,307

Earnings per share attributable to Disney:
Diluted	$2.52	$2.03	$1.76

Basic	$2.56	$2.07	$1.78

Weighted average number of common and common equivalent shares outstanding:
Diluted	1,909	1,948	1,875

Basic	1,878	1,915	1,856

See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)

	October 1, 2011	October 2, 2010
ASSETS
Current assets
Cash and cash equivalents	$3,185	$2,722
Receivables	6,182	5,784
Inventories	1,595	1,442
Television costs	674	678
Deferred income taxes	1,487	1,018
Other current assets	634	581

Total current assets	13,757	12,225

Film and television costs	4,357	4,773
Investments	2,435	2,513
Parks, resorts and other property, at cost
Attractions, buildings and equipment	35,515	32,875
Accumulated depreciation	(19,572)	(18,373)

	15,943	14,502
Projects in progress	2,625	2,180
Land	1,127	1,124

	19,695	17,806

Intangible assets, net	5,121	5,081
Goodwill	24,145	24,100
Other assets	2,614	2,708

Total assets	$72,124	$69,206

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and other accrued liabilities	$6,362	$6,109
Current portion of borrowings	3,055	2,350
Unearned royalties and other advances	2,671	2,541

Total current liabilities	12,088	11,000

Borrowings	10,922	10,130
Deferred income taxes	2,866	2,630
Other long-term liabilities	6,795	6,104
Commitments and contingencies (Note 15)
Equity
Preferred stock, $.01 par value Authorized — 100 million shares, Issued — none	—	—
Common stock, $.01 par value Authorized — 4.6 billion shares, Issued — 2.7 billion shares	30,296	28,736
Retained earnings	38,375	34,327
Accumulated other comprehensive loss	(2,630)	(1,881)

	66,041	61,182
Treasury stock, at cost, 937.8 million shares at October 1, 2011 and 803.1 million shares at October 2, 2010	(28,656)	(23,663)

Total Disney Shareholder’s equity	37,385	37,519
Noncontrolling interests	2,068	1,823

Total Equity	39,453	39,342

Total liabilities and equity	$72,124	$69,206

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	2011	2010	2009
OPERATING ACTIVITIES
Net income	$5,258	$4,313	$3,609
Depreciation and amortization	1,841	1,713	1,631
Gains on dispositions	(75)	(118)	(342)
Deferred income taxes	127	133	323
Equity in the income of investees	(585)	(440)	(577)
Cash distributions received from equity investees	608	473	505
Net change in film and television costs	332	238	(43)
Equity-based compensation	423	391	361
Impairment charges	16	132	279
Other	188	9	29
Changes in operating assets and liabilities
Receivables	(518)	(686)	468
Inventories	(199)	(127)	(117)
Other assets	(189)	42	(565)
Accounts payable and other accrued liabilities	(367)	649	(250)
Income taxes	134	(144)	8

Cash provided by operations	6,994	6,578	5,319

INVESTING ACTIVITIES
Investments in parks, resorts and other property	(3,559)	(2,110)	(1,753)
Proceeds from dispositions	564	170	185
Acquisitions	(184)	(2,493)	(176)
Other	(107)	(90)	(11)

Cash used in investing activities	(3,286)	(4,523)	(1,755)

FINANCING ACTIVITIES
Commercial paper borrowings, net	393	1,190	(1,985)
Borrowings	2,350	—	1,750
Reduction of borrowings	(1,096)	(1,371)	(1,617)
Dividends	(756)	(653)	(648)
Repurchases of common stock	(4,993)	(2,669)	(138)
Proceeds from exercise of stock options	1,128	1,133	119
Other	(259)	(293)	(592)

Cash used in financing activities	(3,233)	(2,663)	(3,111)

Impact of exchange rates on cash and cash equivalents	(12)	(87)	(37)

Increase/(decrease) in cash and cash equivalents	463	(695)	416
Cash and cash equivalents, beginning of year	2,722	3,417	3,001

Cash and cash equivalents, end of year	$3,185	$2,722	$3,417

Supplemental disclosure of cash flow information:
Interest paid	$377	$393	$485

Income taxes paid	$2,341	$2,170	$1,609

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in millions, except per share data)

	Equity Attributable to Disney
	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Disney Equity	Non-controlling Interest	Total Equity
BALANCE AT SEPTEMBER 27, 2008	1,854	$26,546	$28,413	$(81)	$(22,555)	$32,323	$1,344	$33,667
Net income	—	—	3,307	—	—	3,307	302	3,609
Market value adjustments for investments and hedges	—	—	—	(57)	—	(57)	—	(57)
Foreign currency translation and other	—	—	—	(33)	—	(33)	(13)	(46)
Pension and postretirement medical plan adjustments:
Reclassification of prior gains to net income	—	—	—	(4)	—	(4)	—	(4)
Net actuarial loss	—	—	—	(1,569)	—	(1,569)	—	(1,569)

Comprehensive income						1,644	289	1,933
Adoption of new pension and postretirement medical plan measurement date and other (net of tax of $37 million)	—	—	(32)	100	—	68	—	68
Equity compensation activity	12	485	—	—	—	485	—	485
Common stock repurchases	(5)	—	—	—	(138)	(138)	—	(138)
Dividends	—	7	(655)	—	—	(648)	—	(648)
Acquisition of Jetix	—	—	—	—	—	—	(86)	(86)
Distributions and other							(253)	(253)
Conversion of HKDL loan to equity	—	—	—	—	—	—	397	397

BALANCE AT OCTOBER 3, 2009	1,861	$27,038	$31,033	$(1,644)	$(22,693)	$33,734	$1,691	$35,425
Net income	—	—	3,963	—	—	3,963	350	4,313
Market value adjustments for investments and hedges	—	—	—	(113)	—	(113)	—	(113)
Foreign currency translation and other	—	—	—	(25)	—	(25)	(12)	(37)
Pension and postretirement medical plan adjustments:
Reclassification of prior net losses to net income	—	—	—	109	—	109	—	109
Net actuarial loss	—	—	—	(208)	—	(208)	—	(208)

Comprehensive income						3,726	338	4,064
Equity compensation activity	54	1,498	—	—	—	1,498	—	1,498
Acquisition of Marvel	59	188	—	—	1,699	1,887	90	1,977
Common stock repurchases	(80)	—	—	—	(2,669)	(2,669)	—	(2,669)
Dividends	—	9	(662)	—	—	(653)	—	(653)
Distributions and other	—	3	(7)	—	—	(4)	(296)	(300)

BALANCE AT OCTOBER 2, 2010	1,894	$28,736	$34,327	$(1,881)	$(23,663)	$37,519	$1,823	$39,342
Net income	—	—	4,807	—	—	4,807	451	5,258
Market value adjustments for investments and hedges	—	—	—	47	—	47	—	47
Foreign currency translation and other	—	—	—	(37)	—	(37)	10	(27)
Pension and postretirement medical plan adjustments:
Reclassification of prior net losses to net income	—	—	—	156	—	156	—	156
Net actuarial loss	—	—	—	(915)	—	(915)	—	(915)

Comprehensive income	—	—	—	—	—	4,058	461	4,519
Equity compensation activity	49	1,548	—	—	—	1,548	—	1,548
Common stock repurchases	(135)	—	—	—	(4,993)	(4,993)	—	(4,993)
Dividends	—	10	(766)	—	—	(756)	—	(756)
Distributions and other	—	2	7	—	—	9	(216)	(207)

BALANCE AT OCTOBER 1, 2011	1,808	$30,296	$38,375	$(2,630)	$(28,656)	$37,385	$2,068	$39,453

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

DESCRIPTION OF THE BUSINESS

Media Networks

The Company operates through consolidated subsidiaries the ESPN, Disney Channels Worldwide, ABC Family and SOAPnet cable television networks. The Company also operates the ABC Television Network and eight owned television stations, as well as the ESPN Radio Network and Radio Disney Network (the Radio Networks) and 35 owned and operated radio stations. Both the ABC Television Network and Radio Networks have affiliated stations providing coverage to households throughout the United States. The Company also produces original television programming for network, first-run syndication, pay, and international television markets, along with original animated television programming for network, pay, and international syndication markets. The Company has interests in joint ventures that operate programming services and are accounted for under the equity method including AETN/Lifetime. Additionally, the Company operates ABC-, ESPN-, ABC Family- and SOAPnet-branded internet businesses.

Parks and Resorts

The Company owns and operates the Walt Disney World Resort in Florida and the Disneyland Resort in California. The Walt Disney World Resort includes four theme parks (the Magic Kingdom, Epcot, Disney’s Hollywood Studios, and Disney’s Animal Kingdom), 17 resort hotels, a retail, dining, and entertainment complex, a sports complex, conference centers, campgrounds, water parks, and other recreational facilities. The Disneyland Resort includes two theme parks (Disneyland and Disney California Adventure), three resort hotels, and a retail, dining and entertainment complex. Internationally, the Company manages and has an effective 51% ownership interest in Disneyland Paris, which includes two theme parks (Disneyland Park and Walt Disney Studios Park), seven themed hotels, two convention centers, a shopping, dining and entertainment complex, and a 27-hole golf facility. The Company manages and has a 47% ownership interest in Hong Kong Disneyland Resort, which includes one theme park and two resort hotels. The Company has a majority stake in the management company and 43% ownership of Shanghai Disney Resort, which is currently under construction. The Company also earns royalties on revenues generated by the Tokyo Disneyland Resort, which includes two theme parks and three Disney-branded hotels, and is owned and operated by an unrelated Japanese corporation. The Company also manages and markets vacation club ownership interests through the Disney Vacation Club, operates the Disney Cruise Line, the Adventures by Disney guided group vacations business and the newly opened Aulani, a mixed-use Disney Resort and Spa in Hawaii. The Company’s Walt Disney Imagineering unit designs and develops theme park concepts and attractions, as well as resort properties.

Studio Entertainment

The Company produces and acquires live-action and animated motion pictures for worldwide distribution to the theatrical, home entertainment, and television markets. The Company distributes these products through its own distribution and marketing companies in the United States and both directly and through independent companies and joint ventures in foreign markets primarily under the Walt Disney Pictures, Touchstone Pictures, Pixar, Marvel, and Disneynature banners. We also distribute certain motion pictures for DreamWorks under the Touchstone Pictures banner. The Company also produces stage plays, musical recordings and live entertainment events.

Consumer Products

The Company licenses trade names, characters and visual and literary properties to various manufacturers, retailers, show promoters, and publishers throughout the world. The Company also engages in retail and online distribution of products through The Disney Store and DisneyStore.com. The Disney Store is owned and operated in Europe, North America and Japan. The Company publishes entertainment and educational books and magazines and comic books for children and families and operates English language learning centers in China.

Disney Interactive Media Group

The Company creates and delivers branded entertainment and lifestyle content across interactive media platforms. The primary operating businesses are Games which produces and distributes console, online and mobile games, and Online which develops branded online services in the United States and internationally. The Interactive Media Group also manages the Disney-branded mobile phone business in Japan which provides mobile phone service and downloadable content to consumers. Certain properties are also licensed to third-party video game publishers.

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

Equity in the income of investees by segment is as follows:

	2011	2010	2009
Media Networks (1)	$584	$438	$567
Studio Entertainment	—	—	(4)
Consumer Products	—	—	2
Interactive Media	—	—	2
Corporate	1	2	10

	$585	$440	$577

(1)	Substantially all of these amounts relate to investments at Cable Networks.

Beginning fiscal 2011, the Company made changes to certain transfer pricing arrangements between its business units. The most significant change was to the allocation of home video revenue and distribution costs between the Media Networks and Studio Entertainment segments for home video titles produced by the Media Networks segment and distributed by the Studio Entertainment segment. These changes will generally result in higher revenues, expenses and operating income at our Media Networks segment with offsetting declines at our Studio Entertainment segment.

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

	2011	2010	2009
Revenues
Media Networks	$18,714	$17,162	$16,209
Parks and Resorts	11,797	10,761	10,667
Studio Entertainment
Third parties	6,061	6,495	6,016
Intersegment	290	206	120

	6,351	6,701	6,136

Consumer Products
Third parties	3,335	2,876	2,533
Intersegment	(286)	(198)	(108)

	3,049	2,678	2,425

Interactive Media
Third parties	986	769	724
Intersegment	(4)	(8)	(12)

	982	761	712

Total consolidated revenues	$40,893	$38,063	$36,149

Segment operating income (loss)
Media Networks	$6,146	$5,132	$4,765
Parks and Resorts	1,553	1,318	1,418
Studio Entertainment	618	693	175
Consumer Products	816	677	609
Interactive Media	(308)	(234)	(295)

Total segment operating income	$8,825	$7,586	$6,672

Reconciliation of segment operating income to income before income taxes
Segment operating income	$8,825	$7,586	$6,672
Corporate and unallocated shared expenses	(459)	(420)	(398)
Restructuring and impairment charges	(55)	(270)	(492)
Other income	75	140	342
Net interest expense	(343)	(409)	(466)

Income before income taxes	$8,043	$6,627	$5,658

Capital expenditures
Media Networks
Cable Networks	$179	$132	$151
Broadcasting	128	92	143
Parks and Resorts
Domestic	2,294	1,295	1,039
International	429	238	143
Studio Entertainment	118	102	135
Consumer Products	115	97	46
Interactive Media	21	17	21
Corporate	275	137	75

Total capital expenditures	$3,559	$2,110	$1,753

	2011	2010	2009
Depreciation expense
Media Networks	$229	$213	$197
Parks and Resorts
Domestic	842	807	822
International	323	332	326
Studio Entertainment	53	56	50
Consumer Products	48	33	29
Interactive Media	16	19	28
Corporate	148	142	128

Total depreciation expense	$1,659	$1,602	$1,580

Amortization of intangible assets
Media Networks	$8	$9	$9
Parks and Resorts	–	–	–
Studio Entertainment	79	33	10
Consumer Products	57	45	10
Interactive Media	38	24	22
Corporate	–	–	–

Total amortization of intangible assets	$182	$111	$51

Identifiable assets(1)(2)
Media Networks	$27,244	$27,112
Parks and Resorts	19,530	17,529
Studio Entertainment	12,221	12,742
Consumer Products	4,992	4,786
Interactive Media	1,801	1,756
Corporate(3)	6,336	5,281

Total consolidated assets	$72,124	$69,206

Supplemental revenue data
Media Networks
Advertising(4)	$7,668	$7,099	$6,624
Affiliate Fees	8,790	8,082	7,407
Parks and Resorts
Merchandise, food and beverage	3,738	3,457	3,445
Admissions	3,870	3,504	3,403

Revenues
United States and Canada	$30,848	$28,279	$27,508
Europe	6,455	6,550	6,012
Asia Pacific	2,517	2,320	1,860
Latin America and Other	1,073	914	769

	$40,893	$38,063	$36,149

Segment operating income
United States and Canada	$6,388	$5,474	$4,923
Europe	1,517	1,275	1,158
Asia Pacific	627	620	430
Latin America and Other	293	217	161

	$8,825	$7,586	$6,672

	2011	2010
Long-lived assets (5)
United States and Canada	$47,124	$47,766
Europe	6,458	5,090
Asia Pacific	2,037	1,828
Latin America and Other	267	237

	$55,886	$54,921

(1)	Identifiable assets include amounts associated with equity method investments. Equity method investments by segment are as follows:

	2011	2010
Media Networks	$2,044	$2,103
Studio Entertainment	2	2
Interactive Media	4	10
Consumer Products	1	–
Corporate	1	8

	$2,052	$2,123

(2)	Goodwill and intangible assets by segment are as follows:

	2011	2010
Media Networks	$17,421	$17,442
Parks and Resorts	172	171
Studio Entertainment	6,498	6,416
Consumer Products	3,715	3,699
Interactive Media	1,330	1,323
Corporate	130	130

	$29,266	$29,181

(3)	Primarily fixed assets, deferred tax assets, cash and cash equivalents.

(4)	Advertising revenue includes amounts reported in Interactive Media.

(5)	Long-lived assets include total assets less current assets, long-term receivables, deferred taxes, financial investments and derivatives recorded in other non-current assets.

2	Summary of Significant Accounting Policies

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

Reclassifications

Certain reclassifications have been made in the fiscal 2010 and fiscal 2009 financial statements and notes to conform to the fiscal 2011 presentation.

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

Revenues from advance theme park ticket sales are recognized when the tickets are used. For non-expiring, multi-day tickets, revenues are recognized over a four-year time period based on estimated usage, which is derived from historical usage patterns.

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

Advertising Expense

Advertising costs are expensed as incurred. Advertising expense for fiscal 2011, 2010, and 2009 was $2.8 billion, $2.6 billion, and $2.7 billion, respectively.

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

Translation Policy

The U.S. dollar is the functional currency for the majority of our international operations. The local currency is the functional currency for Disneyland Paris, Hong Kong Disneyland Resort, Shanghai Disney Resort and international locations of The Disney Stores.

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

For local currency functional locations, assets and liabilities are translated at end-of-period rates while revenues and expenses are translated at average rates in effect during the period. Equity is translated at historical rates and the resulting cumulative translation adjustments are included as a component of accumulated other comprehensive income/(loss).

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

Film and television production, participation and residual costs are expensed over the applicable product life cycle based upon the ratio of the current period’s revenues to estimated remaining total revenues (Ultimate Revenues) for each production. For film productions, Ultimate Revenues include revenues from all sources that will be earned within ten years from the date of the initial theatrical release. For television series, Ultimate Revenues include revenues that will be earned within ten years from delivery of the first episode, or if still in production, five years from delivery of the most recent episode, if later. For acquired film libraries, remaining revenues include amounts to be earned for up to twenty years from the date of acquisition. Costs of film and television productions are subject to regular recoverability assessments which compare the estimated fair values with the unamortized costs. The amount by which the unamortized costs of film and television productions exceed their estimated fair values is written off. Film development costs for projects that have been abandoned or have not been set for production within three years are generally written off.

The costs of television broadcast rights for acquired movies, series and other programs are expensed based on the number of times the program is expected to be aired or on a straight-line basis over the useful life, as appropriate. Rights costs for multi-year sports programming arrangements are amortized during the applicable seasons based on the estimated relative value of each year in the arrangement. The estimated values of each year are based on our projections of revenues over the contract period which include advertising revenue and an allocation of affiliate revenue. If the annual contractual payments related to each season approximate each season’s relative value, we expense the related contractual payments during the applicable season. Individual programs are written off when there are no plans to air or sublicense the program.

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

Internal-Use Software Costs

The Company expenses costs incurred in the preliminary project stage of developing or acquiring internal use software, such as research and feasibility studies, as well as costs incurred in the post-implementation/operational stage, such as maintenance and training. Capitalization of software development costs occurs only after the preliminary-project stage is complete, management authorizes the project, and it is probable that the project will be completed and the software will be used for the function intended. As of October 1, 2011 and October 2, 2010, capitalized software costs, net of accumulated depreciation, totaled $486 million and $476 million, respectively. The capitalized costs are amortized on a straight-line basis over the estimated useful life of the software, ranging from 3-10 years.

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

During fiscal years 2011 and 2010, the Company tested its goodwill and other intangible assets for impairment, and the impairment charges recorded were not material. During fiscal year 2009, the Company recorded an impairment charge of $142 million related to FCC radio licenses and a goodwill impairment charge totaling $29 million. The FCC radio license impairment charges reflected overall market declines in certain radio markets in which we operate. The FCC radio license and goodwill impairment charges, which were determined based on a discounted cash flow model, were recorded in “Restructuring and impairment charges” in the Consolidated Statements of Income.

Amortizable intangible assets are generally amortized on a straight-line basis over periods up to 40 years. The costs to periodically renew our intangible assets are expensed as incurred. The Company has determined that there are currently no legal, competitive, economic or other factors that materially limit the useful life of our FCC licenses and trademarks.

The Company expects its aggregate annual amortization expense for existing amortizable intangible assets for fiscal years 2012 through 2016 to be as follows:

2012	$ 176
2013	156
2014	119
2015	110
2016	106

Risk Management Contracts

In the normal course of business, the Company employs a variety of financial instruments to manage its exposure to fluctuations in interest rates, foreign currency exchange rates, and investments in equity and debt securities, including interest rate and cross-currency swap agreements, and forward and option contracts.

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

Income Taxes

The Company accounts for current and deferred income taxes. Deferred income tax assets and liabilities are recorded with respect to temporary differences in the accounting treatment of items for financial reporting purposes and for income tax purposes. Where, based on the weight of all available evidence, it is more likely than not that some amount of recorded deferred tax assets will not be realized, a valuation allowance is established for the amount that, in management’s judgment, is sufficient to reduce the deferred tax asset to an amount that is more likely than not to be realized.

A tax position must meet a minimum probability threshold before a financial statement benefit is recognized. The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.

Earnings Per Share

The Company presents both basic and diluted earnings per share (EPS) amounts. Basic EPS is calculated by dividing net income attributable to Disney by the weighted average number of common shares outstanding during the year. Diluted EPS is based upon the weighted average number of common and common equivalent shares outstanding during the year, which is calculated using the treasury-stock method for equity-based awards (Awards). Common equivalent shares are excluded from the computation in periods for which they have an anti-dilutive effect. Stock options for which the exercise price exceeds the average market price over the period are anti-dilutive and, accordingly, are excluded from the calculation.

A reconciliation of the weighted average number of common and common equivalent shares outstanding and the number of Awards excluded from the diluted earnings per share calculation, as they were anti-dilutive, are as follows:

	2011	2010	2009

Weighted average number of common shares outstanding (basic)	1,878	1,915	1,856
Weighted average dilutive impact of Awards	31	33	19

Weighted average number of common and common equivalent shares outstanding (diluted)	1,909	1,948	1,875

Awards excluded from diluted earnings per share	8	37	145

3	New Accounting Pronouncements

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

Variable Interest Entities

In June 2009, the FASB issued guidance to revise the approach to determine when a variable interest entity (VIE) should be consolidated. The new consolidation model for VIEs considers whether an entity has the power to direct the activities that most significantly impact a VIE’s economic performance and shares in the significant risks and rewards of the VIE. The guidance on VIEs requires companies to continually reassess VIEs to determine if consolidation is appropriate and provide additional disclosures. The Company adopted the provisions of this guidance at the beginning of fiscal year 2011, and the adoption did not have a material impact on the Company’s financial statements.

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

Key assumptions used for the measurement of pension and postretirement medical plans at the beginning of fiscal 2009 were 7.80% for the discount rate, 7.50% for the rate of return on plan assets, and 5.00% for salary increases. Based on this measurement of plan assets and benefit obligations, pension and postretirement medical costs for fiscal 2009 were $214 million.

4	Acquisitions

UTH Russia Limited

On November 18, 2011, the Company acquired a 49% ownership interest in the Seven TV network from UTH Russia Limited (UTH) for $300 million. The Seven TV network will be converted to an ad-supported, free-to-air Disney Channel in Russia.

UTV

On May 9, 2008, the Company acquired a 24% interest (bringing its undiluted interest to 37%) in UTV Software Communications Limited (UTV), a media company headquartered and publicly traded in India, for approximately $197 million. In accordance with Indian securities regulations, the Company was required to make an open tender offer to purchase up to an additional 23% of UTV’s publicly traded voting shares for a price equivalent to the May 9th, 2008 Indian rupee purchase price. In November 2008, the Company completed the open offer and acquired an incremental 23% of UTV’s voting shares for approximately $138 million bringing its undiluted interest to 60%. UTV’s founder has a four-year option which expires in November 2012 to buy all or a portion of the shares acquired by the Company during the open-offer period at a price no less than the Company’s open-offer price. The Company does not have the right to vote the shares subject to the option until the expiration of the option and accordingly the Company’s ownership interest in voting shares was 48%. In January 2010, UTV issued additional shares in exchange for the outstanding noncontrolling interest of one of its subsidiaries diluting the Company’s direct interest in UTV to 50% (39% voting interest).

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

On July 25, 2011, the UTV board of directors approved a proposal submitted by the Company to acquire the publicly held shares of UTV through a delisting offer process. Subsequently, the UTV shareholders approved the delisting of UTV’s equity shares from the Indian stock exchanges. The delisting process is governed by Indian law and will, if completed, involve an offer by the Company to acquire shares publicly traded on the Indian stock exchanges at a price determined through the offer process. The final offer price is subject to the Company’s acceptance and is currently limited in the Company’s proposal to 1,000 Indian rupees per share. The Company’s proposal also contemplates the purchase of all shares held by the founder of UTV, which constitute 20% of UTV, at the final offer price. The founder’s shares and the publicly held shares constitute all the UTV shares that the Company does not currently own. The transaction is subject to, among other things, Indian regulatory approval and the Company’s acceptance of the price per share that results from the delisting offer process. If completed, the Company’s interest in UTV would increase to at least 90% and result in a delisting of UTV’s shares.

Playdom

On August 27, 2010, the Company acquired Playdom, Inc. (Playdom), a company that develops online social games. This acquisition is designed to strengthen the Company’s digital gaming portfolio and provide access to a new customer base. Total consideration was approximately $563 million, subject to certain conditions and adjustments, of which approximately $108 million is subject to vesting conditions and recognized as post-close compensation expense. Additional consideration of up to $200 million may be paid if Playdom achieves predefined revenues and earnings targets for calendar year 2012. The Company has recognized the fair value (determined by a probability weighting of the potential payouts) of the additional consideration as a liability and subsequent changes in the estimate of fair value up to the ultimate amount to be paid, will be recognized in earnings.

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

Jetix Europe

In December 2008, the Company acquired an additional 26% interest in Jetix Europe N.V., a publicly traded pan-European kids’ entertainment company, for approximately $354 million (bringing our total ownership interest to over 99%). The Company intends to acquire the remaining outstanding shares through market purchases and other means. The Company re-branded the Jetix channels to either Disney Channel or Disney XD.

Goodwill

The changes in the carrying amount of goodwill for the years ended October 1, 2011 and October 2, 2010 are as follows:

	Media Networks	Parks and Resorts	Studio Entertainment	Consumer Products	Interactive Media	Total
Balance at October 3, 2009	$15,744	$172	$4,737	$422	$608	$21,683
Acquisitions	—	—	781	1,394	511	2,686
Dispositions	(3)	—	—	(9)	—	(12)
Other, net (1)	(4)	(1)	(250)	(2)	—	(257)

Balance at October 2, 2010	$15,737	$171	$5,268	$1,805	$1,119	$24,100
Acquisitions	9	—	—	—	10	19
Dispositions	(17)	—	—	—	—	(17)
Other, net	(1)	1	16	(8)	35	43

Balance at October 1, 2011	$15,728	$172	$5,284	$1,797	$1,164	$24,145

(1)	The amount for Studio Entertainment includes a reclassification of $232 million for Miramax goodwill to “Other Assets” in the fiscal 2010 Consolidated Balance Sheet. See Note 5.

The carrying amount of goodwill at October 1, 2011, October 2, 2010 and October 3, 2009 includes accumulated impairments of $29 million at Interactive Media.

5	Dispositions and Other Income (Expense)

Miramax

On December 3, 2010, the Company sold Miramax Film NY, LLC (Miramax) for $663 million. Net proceeds which reflect closing adjustments, the settlement of related claims and obligations and Miramax’s cash balance at closing were $532 million, resulting in a pre-tax gain of $64 million, which is reported in “Other income” in the fiscal 2011 Consolidated Statement of Income. The book value of Miramax included $217 million of allocated goodwill that is not deductible for tax purposes. Accordingly, tax expense recorded in connection with the transaction was approximately $103 million resulting in an after tax loss of $39 million.

Other Dispositions

The following dispositions occurred during fiscal 2011, 2010 and 2009:

•	On November 1, 2010, the Company sold its interest in Bass LLC for $5 million, resulting in a pre-tax gain of $11 million

•	On May 12, 2010, the Company sold the rights and assets related to the Power Rangers property for $65 million, resulting in a pre-tax gain of $43 million

•	On January 27, 2010, the Company sold its investment in a pay television service in Europe for $78 million, resulting in a pre-tax gain of $48 million

•	On November 25, 2009, the Company sold its investment in a television service in Europe for $37 million, resulting in a pre-tax gain of $27 million

•	On December 22, 2008, the Company sold its investment in two pay television services in Latin America, for approximately $185 million, resulting in a pre-tax gain of $114 million

These gains are reported in “Other income (expense)” in the Consolidated Statements of Income.

Other income

Other income is as follows:

	2011	2010	2009
Gain on sale of Miramax	$64	$—	$—
Gain on sale of Bass	11	—	—
Gain on sales of investments in television services in Europe	—	75	—
Gain on sale of Power Rangers property	—	43	—
Gain related to the acquisition of The Disney Store Japan	—	22
Gain on Lifetime/AETN transaction	—	—	228
Gain on sale of investment in two pay television services in Latin America	—	—	114

Other income	$75	$140	$342

6	Investments

Investments consist of the following:

	October 1, 2011	October 2, 2010
Investments, equity basis(1)	$2,052	$2,123
Investments, other	346	354
Investment in aircraft leveraged leases	37	36

	$2,435	$2,513

(1)	Equity investments consist of investments in companies over which the Company has significant influence but not the majority of the equity or risks and rewards.

Investments, Equity Basis

A summary of combined financial information for equity investments, which primarily includes cable investments such as AETN/Lifetime, is as follows:

	2011	2010	2009
Results of Operations:
Revenues	$5,529	$5,148	$4,656

Net Income	$1,417	$1,166	$1,346

	October 1, 2011	October 2, 2010	October 3, 2009
Balance Sheet
Current assets	$3,123	$3,055	$2,928
Non-current assets	5,430	5,643	5,561

	$8,553	$8,698	$8,489

Current liabilities	$1,488	$1,504	$1,369
Non-current liabilities	1,013	1,039	1,002
Shareholders’ equity	6,052	6,155	6,118

	$8,553	$8,698	$8,489

Investments, Other

As of October 1, 2011 and October 2, 2010, the Company held $183 million and $79 million, respectively, of securities classified as available-for-sale and $163 million and $275 million, respectively, of non-publicly traded cost-method investments.

In fiscal 2011, 2010, and 2009 the Company had no significant gains or losses on available-for-sale securities.

In fiscal 2011, 2010 and 2009, the Company recorded non-cash charges of $24 million, $26 million and $86 million, respectively, to reflect other-than-temporary losses in value of certain investments. The charge in 2009 was primarily related to our investment in UTV.

7	International Theme Park Investments

The Company has a 51% effective ownership interest in the operations of Disneyland Paris, a 47% ownership interest in the operations of Hong Kong Disneyland Resort and a 43% ownership interest in the operations of Shanghai Disney Resort, all of which are VIEs and are consolidated in the Company’s financial statements. See Note 2 for the Company’s policy on consolidating VIEs.

The following tables present summarized balance sheet information for the Company as of October 1, 2011 and October 2, 2010, reflecting the impact of consolidating the balance sheets of Disneyland Paris, Hong Kong Disneyland Resort, and Shanghai Disney Resort.

	As of October 1, 2011
	Before International Theme Parks Consolidation	International Theme Parks and Adjustments	Total
Cash and cash equivalents	$2,407	$778	$3,185
Other current assets	10,323	249	10,572

Total current assets	12,730	1,027	13,757
Investments	3,791	(1,356)	2,435
Fixed assets	15,386	4,309	19,695
Other assets	36,137	100	36,237

Total assets	$68,044	$4,080	$72,124

Current portion of borrowings	$2,866	$189	$3,055
Other current liabilities	8,459	574	9,033

Total current liabilities	11,325	763	12,088
Borrowings	8,800	2,122	10,922
Deferred income taxes and other long-term liabilities	9,507	154	9,661
Equity	38,412	1,041	39,453

Total liabilities and equity	$68,044	$4,080	$72,124

	As of October 2, 2010
	Before International Theme Parks Consolidation	International Theme Parks and Adjustments	Total
Cash and cash equivalents	$2,065	$657	$2,722
Other current assets	9,264	239	9,503

Total current assets	11,329	896	12,225
Investments	3,581	(1,068)	2,513
Fixed assets	13,610	4,196	17,806
Other assets	36,564	98	36,662

Total assets	$65,084	$4,122	$69,206

Current portion of borrowings	$2,182	$168	$2,350
Other current liabilities	8,069	581	8,650

Total current liabilities	10,251	749	11,000
Borrowings	7,712	2,418	10,130
Deferred income taxes and other long-term liabilities	8,582	152	8,734
Equity	38,539	803	39,342

Total liabilities and equity	$65,084	$4,122	$69,206

The following table presents summarized income statement information of the Company for the year ended October 1, 2011, reflecting the impact of consolidating the income statements of Disneyland Paris, Hong Kong Disneyland Resort, and Shanghai Disney Resort.

	Before International Theme Parks Consolidation (1)	International Theme Parks and Adjustments	Total
Revenues	$38,672	$2,221	$40,893
Cost and expenses	(30,993)	(2,119)	(33,112)
Restructuring and impairment charges	(55)	—	(55)
Other income	75	—	75
Net interest expense	(246)	(97)	(343)
Equity in the income of investees	578	7	585

Income before income taxes	8,031	12	8,043
Income taxes	(2,762)	(23)	(2,785)

Net income	$5,269	$(11)	$5,258

(1)

These amounts include Disneyland Paris, Hong Kong Disneyland Resort and Shanghai Disney Resort under the equity method of accounting. As such, royalty and management fee income from these operations is included in Revenues and our share of their net income/(loss) is included in Equity in the income of investees.

The following table presents summarized cash flow statement information of the Company for the year ended October 1, 2011, reflecting the impact of consolidating the cash flow statements of Disneyland Paris, Hong Kong Disneyland Resort, and Shanghai Disney Resort.

	Before International Theme Parks Consolidation	International Theme Parks and Adjustments	Total
Cash provided by operations	$6,675	$319	$6,994
Investments in parks, resorts, and other property	(3,190)	(369)	(3,559)
Cash provided by other investing activities	—	273	273
Cash used in financing activities	(3,131)	(102)	(3,233)
Impact of exchange rates on cash and cash equivalents	(12)	—	(12)

Increase in cash and cash equivalents	342	121	463
Cash and cash equivalents, beginning of year	2,065	657	2,722

Cash and cash equivalents, end of year	$2,407	$778	$3,185

Disneyland Paris Financial Restructuring

Effective October 1, 2004, Disneyland Paris, the Company, and Disneyland Paris’s lenders finalized a Memorandum of Agreement (MOA) related to the financial restructuring of Disneyland Paris (the 2005 Financial Restructuring) which provided for new financing as well as the restructuring of Disneyland Paris’s existing financing at that time. The transactions contemplated by the MOA were fully implemented on February 23, 2005 with the completion of a €253 million equity rights offering in which the Company invested €100 million. The MOA included provisions for a ten-year €100 million line of credit from the Company for liquidity needs which has not been drawn and deferral of certain royalties and management fees payable by Disneyland Paris to the Company as follows:

•	Royalties and management fees for fiscal 2005 through fiscal 2009, totaling €125 million, payable to the Company have been deferred and converted into subordinated long-term borrowings

•

Royalties and management fees for fiscal 2007 through fiscal 2014, of up to €25 million per year, are subject to conditional deferral and conversion into subordinated long-term borrowings if operating results do not achieve specified levels. Royalties and management fees for fiscal 2008 and 2007, subject to conditional deferral, were not deferred and have been paid. Royalties and management fees for fiscal 2010 and 2009, subject to conditional deferral, have been deferred and converted into subordinated long-term borrowings. Based on operating results and subject to third-party confirmation, the Company will defer €25 million of royalties and management fees subject to conditional deferral for fiscal 2011. The Company also deferred an additional €9 million of royalties so that Disneyland Paris could comply with its annual financial covenants. (See further discussion in Note 9)

Certain indirect, wholly-owned subsidiaries of The Walt Disney Company have liability as current or former general partners of Disney S.C.A. In addition to their equity interest in Disney S.C.A., certain of these subsidiaries of the Company have been capitalized with interest-bearing demand notes with an aggregate face value of €200 million. In addition, interest of €41 million has accrued on the notes from the date of issuance and has been added to the amount owed.

Hong Kong Disneyland Resort Capital Realignment

In July 2009, the Company entered into a capital realignment and expansion plan for Hong Kong Disneyland Resort (HKDL) with the Government of the Hong Kong Special Administrative Region (HKSAR), HKDL’s majority shareholder. Key provisions of the plan include:

•

The Company converted its $354 million term and revolving credit facility loan to HKDL into equity during fiscal 2009. This was accompanied by conversion of an equal amount of the HKSAR loan to HKDL into equity

•

The Company would make approximately $0.4 billion of equity contributions to fund HKDL during the expansion, which is currently scheduled to be completed in phases by 2013. The actual amount of equity contributions by the Company may differ depending on the actual final cost of the expansion and operating results of HKDL during the relevant timeframe. The HKSAR will convert an additional amount of its loan to HKDL equal to these contributions into equity, subject to a maximum conversion amount that would leave approximately HK $1.0 billion ($128 million at October 1, 2011 exchange rates) of the HKSAR loan to HKDL outstanding. At October 1, 2011, the HKSAR loan to HKDL was $330 million. During fiscal 2011, 2010 and 2009, the Company made equity contributions totaling $153 million, $66 million and $40 million, respectively.

As a result of the above arrangement, the Company’s interest in HKDL has increased from 43% to 47% and is projected to increase to approximately 48% although the Company’s ending ownership will depend on the aggregate amount of equity contributions made by the Company pursuant to the expansion plan.

Shanghai Disney Resort

On April 8, 2011, the Company and Shanghai Shendi (Group) Co., Ltd (Shendi) announced that the Chinese central government in Beijing had approved an agreement to build and operate a Disney resort in the Pudong district of Shanghai (Shanghai Disney Resort) that is operated through a joint venture between the Company and Shendi, in which Shendi owns a 57% interest and the Company owns 43%. Shanghai Disney Resort is scheduled to open in approximately five years. The project will be constructed in phases, and we expect the total investment to be approximately 24.5 billion yuan to build the theme park and an additional 4.5 billion yuan to build other aspects of the resort, including two hotels and a retail, dining and entertainment area. The Company will finance 43% of the initial investment in accordance with its equity ownership percentage. The Company consolidates Shanghai Disney Resort for financial statement reporting purposes due to the Company’s involvement in the management of the resort.

8	Film and Television Costs

Film and Television costs are as follows:

	October 1, 2011	October 2, 2010
Theatrical film costs
Released, less amortization	$1,580	$1,551
Completed, not released	3	290
In-process	1,198	1,325
In development or pre-production	175	138

	2,956	3,304

Television costs
Released, less amortization	688	790
Completed, not released	259	164
In-process	231	153
In development or pre-production	-	6

	1,178	1,113

Television broadcast rights	897	1,034

	5,031	5,451
Less current portion	674	678

Non-current portion	$4,357	$4,773

Based on management’s total gross revenue estimates as of October 1, 2011, approximately 76% of unamortized film and television costs for released productions (excluding amounts allocated to acquired film and television libraries) is expected to be amortized during the next three years. During fiscal year 2016, we expect an amortization level of 80% will be reached. Approximately $763 million of accrued participation and residual liabilities will be paid in fiscal year 2012. The Company expects to amortize, based on current estimates, approximately $1.1 billion in capitalized film and television production costs during fiscal 2012.

At October 1, 2011, acquired film and television libraries have remaining unamortized costs of $252 million, which are generally amortized straight-line over a weighted-average remaining period of approximately 9 years.

9	Borrowings

The Company’s borrowings at October 1, 2011 and October 2, 2010, including the impact of interest rate swaps designated as hedges, are summarized below:

			2011
				Interest rate and Cross-Currency Swaps (2)
	2011	2010	Stated Interest Rate (1)	Pay Floating	Pay Fixed	Effective Interest Rate (3)	Swap Maturities
Commercial paper borrowings	$1,583	$1,190	0.15%	$—	$—	0.15%
U.S. medium-term notes	8,400	6,815	4.84%	1,050	—	3.87%	2012-2018
European medium-term notes	91	273	1.65%	91	—	0.87%	2013
Other foreign currency denominated debt	1,020	965	0.86%	1,020	—	0.79%	2013
Capital Cities/ABC debt	114	115	8.75%	—	—	6.09%
Other(4)	458	536	—	—	—	—

	11,666	9,894	3.68%	2,161	—	2.94%
Disneyland Paris (DLP) and Hong Kong Disneyland Resort (HKDL):
DLP – CDC loans	1,440	1,417	5.04%	—	—	5.11%
DLP – Credit facilities & other	116	228	4.55%	—	—	5.83%
DLP – Other advances	425	468	3.04%	—	—	3.10%
HKDL – Borrowings	330	473	3.25%	—	—	2.81%

	2,311	2,586	4.39%	—	—	4.45%

Total borrowings	13,977	12,480	3.80%	2,161	—	3.21%

Less current portion	3,055	2,350	2.69%	50	—	2.17%

Total long-term borrowings	$10,922	$10,130		$2,111	$—

(1)

The stated interest rate represents the weighted-average coupon rate for each category of borrowings. For floating rate borrowings, interest rates are based upon the rates at October 1, 2011; these rates are not necessarily an indication of future interest rates.

(2)	Amounts represent notional values of interest rate and cross-currency swaps as of October 1, 2011.

(3)

The effective interest rate includes the impact of existing and terminated interest rate and cross-currency swaps on the stated rate of interest and reflects the estimated market interest rate for certain Disneyland Paris borrowings as of the time that they were modified during the 2005 Financial Restructuring. Other adjustments to the stated interest rate such as purchase accounting adjustments and debt issuance costs did not have a material impact on the overall effective interest rate.

(4)	Includes market value adjustments for debt with qualifying hedges totaling $284 million and $315 million at October 1, 2011 and October 2, 2010, respectively.

Commercial Paper

At October 1, 2011, the Company had $1.6 billion of commercial paper debt outstanding. In February 2011, the Company entered into a new four-year $2.25 billion bank facility with a syndicate of lenders. This facility, in combination with an existing $2.25 billion bank facility that matures in 2013, is used to support commercial paper borrowings. These bank facilities allow for borrowings at LIBOR-based rates plus a spread, which depends on the Company’s public debt rating and can range from 0.33% to 4.50%. The Company also has the ability to issue up to $800 million of letters of credit under the new facility, which if utilized, reduces available borrowings under this facility. As of October 1, 2011, $315 million of letters of credit had been issued of which $47 million was issued under this facility. The Company’s bank facilities contain only one financial covenant, relating to interest coverage, which the Company met on October 1, 2011 by a significant margin. The Company’s bank facilities also specifically exclude certain entities, including Disneyland Paris, Hong Kong Disneyland Resort and Shanghai Disney Resort, from any representations, covenants, or events of default.

Shelf Registration Statement

At October 1, 2011, the Company had a shelf registration statement which allows the Company to issue various types of debt instruments, such as fixed or floating rate notes, U.S. dollar or foreign currency denominated notes, redeemable notes, global notes, and dual currency or other indexed notes. Issuances under the shelf registration will require the filing of a prospectus supplement identifying the amount and terms of the securities to be issued. Our ability to issue debt is subject to market conditions and other factors impacting our borrowing capacity.

U.S. Medium-Term Note Program

At October 1, 2011, the total debt outstanding under U.S. medium-term note programs was $8.4 billion. The maturities of current outstanding borrowings range from 1 to 82 years and stated interest rates range from 0% to 7.55%.

European Medium-Term Note Program

At October 1, 2011, the Company had a European medium-term note program for the issuance of various types of debt instruments such as fixed or floating rate notes, U.S. dollar or foreign currency denominated notes, redeemable notes and index linked or dual currency notes. The size of the program is $4.0 billion. The remaining capacity under the program is $3.9 billion, subject to market conditions and other factors impacting our borrowing capacity. The remaining capacity under the program replenishes as outstanding debt under the program matures. At October 1, 2011, the outstanding debt under the program was $91 million, which matures in 2013 and has a stated interest rate of 1.65%. The Company has outstanding borrowings under the program denominated in Japanese Yen (JPY).

Other Foreign Currency Denominated Debt

In connection with the acquisition of Club Penguin Entertainment, Inc. in July 2007, the Company executed a credit agreement denominated in Canadian dollars (CAD) and borrowed CAD328 million ($317 million at October 1, 2011 exchange rate). The loan bears interest at CAD LIBOR plus 0.225% (1.42% at October 1, 2011) and matures in 2013.

In July 2008, the Company executed a loan agreement denominated in JPY and borrowed JPY54 billion ($703 million at October 1, 2011 exchange rate). The loan bears interest at Japanese LIBOR plus 0.42% (0.61% at October 1, 2011) and matures in 2013.

Capital Cities/ABC Debt

In connection with the Capital Cities/ABC, Inc. acquisition in 1996, the Company assumed various debt previously issued by Capital Cities/ABC, Inc. At October 1, 2011, the outstanding balance was $114 million, matures in 2021 and has a stated interest rate of 8.75%.

Disneyland Paris Borrowings

	October 1, 2011	October 2, 2010
CDC senior debt	$322	$326
CDC subordinated debt – original and 1994 financing	369	373
CDC subordinated debt – Walt Disney Studios Park financing	749	718

CDC loans	1,440	1,417

Credit facilities and other	116	228
Other advances	425	468

	$1,981	$2,113

Disneyland Paris — Caisse des Dépôts et Consignations (CDC) loans. Pursuant to Disneyland Paris’s original financing and the terms of a 1994 financial restructuring, Disneyland Paris borrowed funds from the CDC, a French state bank. As of October 1, 2011, these borrowings consisted of approximately €237 million ($322 million at October 1, 2011 exchange rate) of senior debt and €272 million ($369 million at October 1, 2011 exchange rate) of subordinated debt. The senior debt is collateralized primarily by the Disneyland Park, certain hotels, and land assets of Disneyland Paris with a net book value of approximately €1.1 billion ($1.5 billion at October 1, 2011 exchange rate), whereas the subordinated debt is unsecured. Interest on the senior and subordinated debt is payable semiannually. Of these CDC loans, €466 million ($633 million at October 1, 2011 exchange rate) bear interest at a fixed rate of 5.34%. The remaining CDC loans of €42 million ($58 million at October 1, 2011 exchange rate) bear interest at a fixed rate of 6.33%. The loans mature from fiscal year 2012 to fiscal year 2024.

Disneyland Paris also executed a credit agreement with the CDC to finance a portion of the construction costs of Walt Disney Studios Park. As of October 1, 2011, approximately €551 million ($749 million at October 1, 2011 exchange rate) of subordinated loans were outstanding under this agreement. The loans bear interest at a fixed rate of 5.15% per annum. The loans mature between fiscal years 2015 and 2028.

Pursuant to the 2005 Financial Restructuring, the CDC agreed to conditionally defer and convert to subordinated long-term borrowings, if operating results do not achieve specified levels, interest payments up to a maximum amount of €20 million ($27 million at October 1, 2011 exchange rate) per year for fiscal year 2005 through fiscal year 2012 and €23 million ($31 million at October 1, 2011 exchange rate) for each of the fiscal years 2013 and 2014. Disneyland Paris has deferred €20 million of interest originally payable for each of fiscal year 2005 and 2006 as well as €7 million of accrued interest on these amounts (collectively €47 million). Disneyland Paris did not defer any CDC interest for fiscal years 2007 and 2008. Disneyland Paris deferred €20 million ($27 million at October 1, 2011 exchange rate) of interest related to fiscal year 2009 and 2010, deferred €15 million ($21 million at October 1, 2011 exchange rate) of interest related to fiscal 2011, and will defer the remaining €5 million ($7 million at October 1, 2011 exchange rate) related to fiscal 2011 in the first quarter of fiscal 2012. The interest deferral related to fiscal 2011 is subject to third party confirmation of Disneyland Paris’s operating results.

Disneyland Paris — Credit facilities and other. Pursuant to Disneyland Paris’s original financing with a syndicate of international banks and the terms of a 1994 financial restructuring, Disneyland Paris borrowed funds which are collateralized primarily by the Disneyland Park, the hotels, and land assets of Disneyland Paris with a net book value of approximately €1.1 billion ($1.5 billion at October 1, 2011 exchange rate). At October 1, 2011, the total balance outstanding was €85 million ($116 million at October 1, 2011 exchange rate). The loans mature between fiscal years 2012 and 2013 and bear interest at a rate of EURIBOR plus 3% (4.55% at October 1, 2011).

Disneyland Paris — Other advances. Advances of €304 million ($413 million at October 1, 2011 exchange rate) bear interest at a fixed rate of 3.0%. The remaining advances of €9 million ($12 million at October 1, 2011 exchange rate) are collateralized by certain hotel assets and bear interest at EURIBOR plus 3% (4.55% at October 1, 2011). The advances are expected to mature between fiscal years 2012 and 2017.

Disneyland Paris has in its debt agreements certain annual financial performance objectives and limits on investing and financing activities. In fiscal 2011, Disneyland Paris did not meet its annual performance objectives and must defer €25 million of royalties and management fees payable to the Company and €20 million of interest payable to the CDC. Additionally, as a result of the fact that the performance objectives were not met, certain of Disneyland Paris’s investment activities are further limited by the debt agreements.

Disneyland Paris is also subject to certain financial covenants and believes that it is in compliance with such covenants with the assistance of the Company’s agreement, as permitted under the debt agreements, to defer an additional €9 million of royalties payable to the Company into subordinated long-term borrowings.

The deferrals discussed above and compliance with these financial covenants are subject to final third-party review as provided in Disneyland Paris’s debt agreements.

Hong Kong Disneyland Resort — Borrowings. Hong Kong Disneyland Resort has an unsecured loan facility of HK$2.6 billion ($330 million at October 1, 2011 exchange rate) from the HKSAR that is scheduled to mature on dates through September 12, 2030. The interest rate on this loan is subject to biannual revisions, but is capped at an annual rate of 6.75% (until March 12, 2014), 7.625% (until March 12, 2022) and 8.50% (until September 12, 2030). As of October 1, 2011, the rate on the loans was 3.25%.

Hong Kong Disneyland Resort Capital Realignment Plan

In July 2009, the Company entered into a capital realignment and expansion plan (the Plan) for Hong Kong Disneyland Resort with the HKSAR. See Note 7 for further details of the Plan.

Total borrowings excluding market value adjustments, have the following scheduled maturities:

	Before International Theme Parks Consolidation	International Theme Parks	Total
2012	$2,857	$188	$3,045
2013	1,871	166	2,037
2014	1,466	47	1,513
2015	67	132	199
2016	1,504	45	1,549
Thereafter	3,617	1,733	5,350

	$11,382	$2,311	$13,693

The Company capitalizes interest on assets constructed for its parks, resorts, and other property and on theatrical productions. In 2011, 2010, and 2009, total interest capitalized was $91 million, $82 million, and $57 million, respectively. Interest expense, net of capitalized interest, for 2011, 2010, and 2009 was $435 million, $456 million and $588 million, respectively.

10	Income Taxes

	2011	2010	2009
Income Before Income Taxes

Domestic (including U.S. exports)	$7,330	$6,074	$5,472
Foreign subsidiaries	713	553	186

	$8,043	$6,627	$5,658

Income Tax Expense / (Benefit)
Current
Federal	$1,851	$1,530	$1,278
State	272	236	195
Foreign	521	432	312

	2,644	2,198	1,785

Deferred
Federal	147	307	296
State	(5)	(191)	(32)
Foreign	(1)	–	–

	141	116	264

	$2,785	$2,314	$2,049

	October 1, 2011	October 2, 2010
Components of Deferred Tax Assets and Liabilities
Deferred tax assets
Accrued liabilities	$(2,806)	$(2,270)
Foreign subsidiaries	(566)	(553)
Equity-based compensation	(323)	(379)
Noncontrolling interest net operating losses	(554)	(375)
Other	(386)	(290)

Total deferred tax assets	(4,635)	(3,867)

Deferred tax liabilities
Depreciable, amortizable and other property	4,959	4,510
Licensing revenues	301	328
Leveraged leases	38	49
Other	136	189

Total deferred tax liabilities	5,434	5,076

Net deferred tax liability before valuation allowance	799	1,209
Valuation allowance	580	404

Net deferred tax liability	$1,379	$1,613

The valuation allowance principally relates to a $554 million deferred tax asset for the noncontrolling interest share of operating losses at our consolidated international theme parks. The ultimate utilization of the noncontrolling interest share of the net operating losses, which have an indefinite carryforward period, would not have an impact on the Company’s net income attributable to Disney as any income tax benefit would be offset by a charge to noncontrolling interest in the income statement.

As of October 1, 2011, the Company had undistributed earnings of foreign subsidiaries of approximately $340 million for which deferred taxes have not been provided. The Company intends to reinvest these earnings for the foreseeable future. If these amounts were distributed to the United States, in the form of dividends or otherwise, the Company would be subject to additional U.S. income taxes. Assuming the permanently reinvested foreign earnings were repatriated under laws and rates applicable at 2011 fiscal year end, the incremental U.S. tax applicable to the earnings would be approximately $30 million.

A reconciliation of the effective income tax rate to the federal rate is as follows:

	2011	2010	2009
Federal income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	2.1	2.6	2.6
Domestic production activity deduction	(2.3)	(1.7)	(1.8)
Other, including tax reserves and related interest	(0.2)	(1.0)	0.4

	34.6%	34.9%	36.2%

The American Jobs Creation Act of 2004 made a number of changes to the income tax laws including the creation of a deduction for qualifying domestic production activities. The deduction equals three percent of qualifying net income for fiscal 2007, six percent for fiscal 2008 through 2010, and nine percent for fiscal 2011 and thereafter. Our tax provisions for fiscal years 2011, 2010, and 2009 reflect benefits of $183 million, $111 million and $100 million, respectively, resulting from this deduction.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, excluding the related accrual for interest, is as follows:

	2011	2010	2009
Balance at the beginning of the year	$680	$686	$655
Increases for current year tax positions	75	58	63
Increases for prior year tax positions	41	141	17
Decreases in prior year tax positions	(17)	(192)	(7)
Settlements with taxing authorities	(61)	(13)	(42)

Balance at the end of the year	$718	$680	$686

The year end 2011 and 2010 balances include $480 million and $473 million, respectively, that if recognized, would reduce our income tax expense and effective tax rate. These amounts are net of the offsetting benefits from other tax jurisdictions.

As of the end of fiscal 2011 and 2010, the Company had $175 million and $163 million, respectively, in accrued interest and penalties related to unrecognized tax benefits. During 2011, 2010 and 2009, the Company accrued additional interest of $17 million, $28 million and $27 million, respectively, and recorded reductions in accrued interest of $13 million, $7 million and $12 million, respectively, as a result of audit settlements and other prior-year adjustments. The Company’s policy is to report interest and penalties as a component of income tax expense.

During the current year, the Company resolved various refund claims and other matters with tax authorities. The Company is also subject to U.S. federal, state and local and foreign tax audits. The Company is no longer subject to U.S. Federal examination for years prior to 2008. The Company is no longer subject to examination in any of its major state or foreign tax jurisdictions for years prior to 2003.

In the next twelve months, it is reasonably possible that our unrecognized tax benefits could change due to the resolution of tax matters, including payments on the tax matters discussed above. These resolutions and payments could reduce our unrecognized tax benefits by $93 million.

In fiscal 2011 and 2010, income tax benefits attributable to equity-based compensation transactions exceeded the amounts recorded based on grant date fair value. Accordingly, $109 million and $61 million were credited to shareholders’ equity, respectively in these years. In fiscal year 2009, income tax benefits attributable to equity-based compensation transactions were less than the amounts recorded at grant date and a shortfall of $26 million was charged to shareholder’s equity.

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

In fiscal 2011, the Company substantially amended its salaried employees pension plans with respect to benefits earned for service after December 31, 2011. The Company reduced the vesting requirement from five years of vesting service to three years of vesting service, revised the early retirement reduction factors and excluded employees hired after December 31, 2011 from plan participation. In addition, the percentage of average monthly compensation on which salary-related benefits are based was reduced while overtime, commissions and regular bonus amounts were added to the calculation of average monthly compensation received after December 31, 2011 to the extent those elements of compensation were not previously included. These amendments will reduce fiscal 2012 expense by approximately $75 million. The Company intends to provide benefits under new defined contribution plans for employees who begin service after December 31, 2011.

The following chart summarizes the benefit obligations, assets, funded status and balance sheet impacts associated with the pension and postretirement medical benefit plans based upon the actuarial valuations prepared as of October 1, 2011 and October 2, 2010.

	Pension Plans		Postretirement Medical Plans
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Projected benefit obligations
Beginning obligations	$(8,084)	$(6,992)	$(1,280)	$(1,227)
Service cost	(293)	(263)	(18)	(21)
Interest cost	(411)	(396)	(66)	(70)
Actuarial (loss) / gain	(919)	(641)	(242)	7
Plan amendments and other	8	16	—	—
Benefits paid	218	192	28	31

Ending obligations	$(9,481)	$(8,084)	$(1,578)	$(1,280)

Fair value of plans’ assets
Beginning fair value	$5,684	$4,833	$311	$297
Actual return on plan assets	188	649	11	34
Contributions	926	421	9	12
Benefits paid	(218)	(192)	(28)	(31)
Expenses	(29)	(27)	(1)	(1)

Ending fair value	$6,551	$5,684	$302	$311

Underfunded status of the plans	$(2,930)	$(2,400)	$(1,276)	$(969)

Amounts recognized in the balance sheet
Non-current assets	$50	$40	$—	$—
Current liabilities	(18)	(17)	(15)	(14)
Non-current liabilities	(2,962)	(2,423)	(1,261)	(955)

	$ (2,930)	$(2,400)	$(1,276)	$(969)

The components of net periodic benefit cost and key assumptions are as follows:

	Pension Plans			Postretirement Medical Plans
	2011	2010	2009	2011	2010	2009
Service costs	$293	$263	$164	$18	$21	$17
Interest costs	411	396	363	66	70	71
Expected return on plan assets	(440)	(415)	(370)	(24)	(26)	(26)
Amortization of prior year service costs	14	14	14	(1)	(2)	(2)
Recognized net actuarial (gain)/loss	230	154	(9)	9	7	(8)

Net periodic benefit cost	$508	$412	$162	$68	$70	$52

Assumptions:
Discount rate	4.75%	5.25%	5.75%	4.75%	5.25%	5.75%
Rate of return on plan assets	7.75%	7.75%	7.75%	7.75%	7.75%	7.75%
Salary increases	4.00%	4.00%	4.50%	n/a	n/a	n/a
Year 1 increase in cost of benefits	n/a	n/a	n/a	8.00%	8.25%	8.50%
Rate of increase to which the cost of benefits is assumed to decline (the ultimate trend rate)	n/a	n/a	n/a	4.50%	4.75%	5.00%
Year that the rate reaches the ultimate trend rate	n/a	n/a	n/a	2025	2022	2019

Net periodic benefit cost is based on assumptions determined at the prior-year end measurement date.

Accumulated other comprehensive loss, before tax, as of October 1, 2011 consists of the following amounts that have not yet been recognized in net periodic benefit cost:

	Pension Plans	Postretirement Medical Plans	Total
Unrecognized prior service (cost) / credit	$(46)	$7	$(39)
Unrecognized net actuarial loss	(3,749)	(405)	(4,154)

Total amounts included in accumulated other comprehensive loss	(3,795)	(398)	(4,193)
Prepaid / (accrued) pension cost	865	(878)	(13)

Net balance sheet liability	$(2,930)	$(1,276)	$(4,206)

Amounts included in accumulated other comprehensive loss, before tax, as of October 1, 2011 that are expected to be recognized as components of net periodic benefit cost during fiscal 2012 are:

	Pension Plans	Postretirement Medical Plans	Total
Prior service (cost) / credit	$(11)	$2	$(9)
Net actuarial loss	(308)	(31)	(339)

Total	$(319)	$(29)	$(348)

Plan Funded Status

The projected benefit obligation, accumulated benefit obligation and aggregate fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $8.7 billion, $8.1 billion and $5.7 billion, respectively, as of October 1, 2011 and $7.3 billion, $6.8 billion and $4.9 billion as of October 2, 2010, respectively.

For pension plans with projected benefit obligations in excess of plan assets, the projected benefit obligation and aggregate fair value of plan assets were $8.7 billion and $5.7 billion, respectively, as of October 1, 2011 and $7.3 billion and $4.9 billion as of October 2, 2010, respectively.

The Company’s total accumulated pension benefit obligations at October 1, 2011 and October 2, 2010 were $8.8 billion and $7.5 billion, respectively, of which 97% for both years was vested.

The accumulated postretirement medical benefit obligations and fair value of plan assets for postretirement medical plans with accumulated postretirement medical benefit obligations in excess of plan assets were $1.6 billion and $0.3 billion, respectively, at October 1, 2011 and $1.3 billion and $0.3 billion, respectively, at October 2, 2010.

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

Asset Class	Minimum	Maximum
Equity investments
Small cap	0%	10%
Mid/Large cap	15%	30%
International	7%	27%
Total equity investments	36%	60%

Fixed income investments	20%	40%

Alternative investments
Diversified	0%	10%
Distressed	0%	10%
Private equity/Venture capital	0%	12%
Real estate	0%	15%
Total alternative investments	15%	30%

Cash	0%	5%

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

The Company’s defined benefit plans asset mix (including assets held outside of the master trust) at each fiscal year end is as follows:

Asset Class	2011	2010
Equities:
Small cap	3%	5%
Mid cap	3%	4%
Large cap	14%	17%
International	21%	18%
Fixed income:
Corporate bonds	10%	10%
Government and federal agency bonds, notes and mortgage-backed securities (MBS)	21%	20%
Mortgage and asset-backed securities	4%	3%
Alternatives investments:
Diversified	8%	9%
Distressed	3%	3%
Private equity	7%	6%
Venture capital	1%	1%
Real estate	4%	3%
Cash	1%	1%

Total	100%	100%

(1)	Large cap domestic equities include 2.8 million shares of Company common stock valued at $85 million (1% of total plan assets) and $93 million (2% of total plan assets) at 2011 and 2010, respectively.

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

Following is a description of the valuation methodologies used for assets reported at fair value. There have been no changes in the methodologies used at October 1, 2011 and October 2, 2010.

Level 1 investments are valued based on observable market prices on the last trading day of the year. Investments in common and preferred stocks are valued based on the securities exchange-listed price or a broker’s quote in an active market. Investments in U.S. Treasury securities are valued based on a broker’s quote in an active market.

Level 2 investments are valued at estimated fair value at year-end. Investments in certain government and federal agency bonds, mortgage-backed and asset-backed securities, and corporate bonds are valued using a broker’s quote in a non-active market or an evaluated price based on a compilation of observable market information, such as benchmark yield curves, credit spreads and estimated default rates. Derivative financial instruments are valued based on models that incorporate observable inputs for the underlying securities, such as interest rates. Shares in money market and mutual funds are valued at the net asset value of the shares held by the Plan at year-end based on the fair value of the underlying investments.

Level 3 investments primarily consist of investments in limited partnerships, which are valued based on the Master Trust’s pro-rata share of partnership holdings as of year-end. The fair value of the underlying investments are estimated using significant unobservable inputs (e.g., discounted cash flow models or relative valuation methods that incorporate comparable market information such as earnings and cash flow multiples from similar publicly traded companies or real estate properties).

The Company’s defined benefit plan assets are summarized in the following table by the categories described above.

	Fair Value Measurements at October 1, 2011
Description	Level 1	Level 2	Level 3	Total
Equities:
Small cap	$35	$196	$-	$231
Mid cap	208	-	-	208
Large cap	707	267	-	974
International	1,162	260	-	1,422
Fixed income
Corporate bonds	-	673	-	673
Government and federal agency bonds, notes and MBS	440	989	-	1,429
Mortgage and asset-backed securities	2	241	-	243
Alternative investments
Diversified	63	298	171	532
Distressed	-	-	228	228
Private equity	-	-	492	492
Venture capital	-	-	75	75
Real estate	-	-	263	263
Derivatives and other	-	10	-	10
Cash	23	50	-	73

Total	$2,640	$2,984	$1,229	$6,853

	Fair Value Measurements at October 2, 2010
Description	Level 1	Level 2	Level 3	Total
Equities:
Small cap	$27	$242	$–	$269
Mid cap	212	–	–	212
Large cap	730	304	–	1,034
International	906	160	–	1,066
Fixed income
Corporate bonds	–	610	–	610
Government and federal agency bonds, notes and MBS	141	1,053	–	1,194
Mortgage and asset-backed securities	–	199	–	199
Alternative investments
Diversified	73	257	166	496
Distressed	–	–	196	196
Private equity	–	–	377	377
Venture capital	–	–	59	59
Real estate	–	–	179	179
Derivatives and other	–	20	–	20
Cash	13	71	–	84

Total	$2,102	$2,916	$977	$5,995

Changes in Level 3 assets for the years ended October 1, 2011 and October 2, 2010 are as follows:

	Alternative Investments
	Diversified	Distressed	Private Equity	Venture Capital	Real Estate	Total
Balance at October 3, 2009	$109	$106	$274	$56	$142	$687

Additions	46	80	97	9	70	302

Distributions	(3)	(14)	(25)	(7)	(14)	(63)

Unrealized Gain (Loss)	14	24	31	1	(19)	51

Balance at October 2, 2010	$166	$196	$377	$59	$179	$977

Additions	7	34	148	10	66	265

Distributions	(6)	(24)	(66)	(3)	(21)	(120)

Unrealized Gain (Loss)	4	22	33	9	39	107

Balance at October 1, 2011	$171	$228	$492	$75	$263	$1,229

Uncalled Capital Commitments

Alternative investments held by the master trust include interests in certain limited partnerships that have rights to make capital calls to the limited partner investors. In such cases, the Master Trust would be contractually obligated to make a cash capital contribution to the limited partnership at the time of a capital call. At October 1, 2011, the total committed capital still uncalled and unpaid was $462 million.

Plan Contributions

During fiscal 2011, the Company made contributions to its pension and postretirement medical plans totaling $935 million, which included discretionary contributions above the minimum requirements for pension plans. The Company currently expects pension and postretirement medical plan contributions in fiscal 2012 to total approximately $325 million to $375 million. Final minimum funding requirements for fiscal 2012 will be determined based on our January 1, 2012 funding actuarial valuation which will be available in late fiscal 2012.

Estimated Future Benefit Payments

The following table presents estimated future benefit payments for the next ten fiscal years:

	Pension Plans	Postretirement Medical Plans(1)
2012	$ 273	$ 39
2013	293	42
2014	319	46
2015	342	49
2016	368	53
2017 – 2021	2,333	340

(1)	Estimated future benefit payments are net of expected Medicare subsidy receipts of $64 million.

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

Equity Securities	9% – 11%
Debt Securities	4% – 7%
Alternative Investments	6% – 14%

Healthcare cost trend rate — The Company reviews external data and its own historical trends for healthcare costs to determine the healthcare cost trend rates for the postretirement medical benefit plans. For the 2011 actuarial valuation, we assumed an 8.00% annual rate of increase in the per capita cost of covered healthcare claims with the rate decreasing in even increments over fourteen years until reaching 4.50%.

Sensitivity — A one percentage point (ppt) change in the key assumptions would have had the following effects on the projected benefit obligations as of October 1, 2011 and on cost for fiscal 2012:

	Discount Rate		Expected Long-Term Rate of Return On Assets	Assumed Healthcare Cost Trend Rate
Increase/(decrease)	Benefit Expense	Projected Benefit Obligations	Benefit Expense	Net Periodic Postretirement Medical Cost	Projected Benefit Obligations
1 ppt decrease	$223	$1,876	$69	$(38)	$(228)
1 ppt increase	(193)	(1,589)	(69)	54	285

Multi-employer Plans

The Company participates in various multi-employer pension plans under union and industry-wide agreements. In fiscal 2011, 2010 and 2009, the contributions to these plans, which are expensed as incurred, were $59 million, $60 million and $52 million, respectively.

Defined Contribution Plans

The Company has savings and investment plans that allow eligible employees to allocate up to 50% of their salary through payroll deductions depending on the plan in which the employee participates. The Company matches 50% of the employee’s pre-tax contribution up to plan limits. In fiscal 2011, 2010 and 2009, the costs of these plans were $59 million, $54 million and $51 million, respectively.

12 Equity

As of the filing date of this report, the Board of Directors had not yet declared a dividend related to fiscal 2011. The Company paid a $0.40 per share dividend ($756 million) during the second quarter of fiscal 2011 related to fiscal 2010. The Company paid a $0.35 per share dividend ($653 million) during the second quarter of fiscal 2010 related to fiscal 2009. The Company paid a $0.35 per share dividend ($648 million) during the second quarter of fiscal 2009 related to fiscal 2008.

During fiscal 2011, the Company repurchased 135 million shares of its common stock for approximately $5.0 billion. During fiscal 2010, the Company repurchased 80 million shares of Disney common stock for $2.7 billion. During fiscal 2009, the Company repurchased 5 million shares of Disney common stock for $138 million. On March 22, 2011, the Company’s Board of Directors increased the amount of shares that can be repurchased to 400 million shares as of that date. As of October 1, 2011, the Company had remaining authorization in place to repurchase 305 million additional shares. The repurchase program does not have an expiration date.

The par value of the Company’s outstanding common stock totaled approximately $27 million.

Accumulated other comprehensive income (loss), net of tax(1), is as follows:

	October 1, 2011	October 2, 2010
Market value adjustments for hedges and investments	$(48)	$(95)
Foreign currency translation and other	43	80
Unrecognized pension and postretirement medical expense	(2,625)	(1,866)

Accumulated other comprehensive loss(1)	$(2,630)	$(1,881)

(1)	Accumulated other comprehensive income (loss) and components of other comprehensive income (loss) are recorded net of tax using a 37% estimated statutory tax rate.

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

Stock options are generally granted at exercise prices equal to or exceeding the market price at the date of grant and become exercisable ratably over a four-year period from the grant date. The following table summarizes contractual terms for our stock option grants:

Grant dates	Contractual Term
Prior to December 2005	10 years
January 2005 through December 2010	7 years
After December 2010	10 years

At the discretion of the Compensation Committee of the Company’s Board of Directors, options can occasionally extend up to 15 years after date of grant.

The following table summarizes vesting terms for our RSUs:

Grant dates	Vesting Terms
RSUs:
Prior to January 2009	50% on each of the second and fourth anniversaries of the grant date

Effective January 2009	Ratably over four years

Performance RSUs:
Prior to January 2010	50% on each of the second and fourth anniversaries of the grant date subject to achieving market and/or performance conditions

Effective January 2010	Fully after three years, subject to achieving performance conditions

In March 2011, shareholders of the Company approved the 2011 Stock Incentive Plan, which increased the number of shares authorized to be awarded as grants by 64 million shares. Shares available for future option and RSU grants at October 1, 2011 totaled 70 million. Starting March 2009 for our primary plan, each share granted subject to a stock option award reduces the number of shares available by one share while each share granted subject to a RSU award reduces the number of shares available by two shares. The Company satisfies stock option exercises and vesting of RSUs with newly issued shares. Stock options and RSUs are generally forfeited by employees who terminate prior to vesting.

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

In fiscal years 2011, 2010 and 2009, the weighted average assumptions used in the option-valuation model were as follows:

	2011	2010	2009
Risk-free interest rate	3.2%	3.5%	2.0%
Expected volatility	28%	32%	47%
Dividend yield	1.15%	1.41%	1.19%
Termination rate	2.5%	2.5%	7.5%
Exercise multiple	1.40	1.40	1.39

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

Compensation expense for RSUs and stock options is recognized ratably over the service period of the award. Compensation expense for RSUs is based on the market price of the shares underlying the awards on the grant date. Compensation expense for Performance RSUs reflects the estimated probability that the market and/or performance conditions will be met. Effective January 2010, equity-based awards provide continued vesting, in the event of termination, generally for employees that reach age 60 or greater, have at least ten years of service and hold the award for at least one year.

The impact of stock options/rights and RSUs on income for fiscal 2011, 2010 and 2009 was as follows:

	2011	2010	2009
Stock option/rights compensation expense (1)	$133	$142	$154
RSU compensation expense	300	249	207

Total equity-based compensation expense (2)	433	391	361
Tax impact	(151)	(145)	(134)

Reduction in net income	$282	$246	$227

Equity-based compensation expense capitalized during the period	$66	$79	$109

Tax benefit reported in cash flow from financing activities	$124	$76	$4

(1)	Includes stock appreciation rights issued in connection with the acquisition of Playdom
(2)

Equity-based compensation expense is net of capitalized equity-based compensation and excludes amortization of previously capitalized equity-based compensation costs. Amortization of previously capitalized equity-based compensation totaled $57 million, $131 million and $96 million in fiscal 2011, 2010 and 2009, respectively.

The following table summarizes information about stock option transactions (shares in millions):

	2011
	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	119	$27.73
Awards forfeited	(3)	28.71
Awards granted	11	39.62
Awards exercised	(42)	26.79
Awards expired/cancelled	(3)	21.62

Outstanding at end of year	82	29.20

Exercisable at end of year	48	27.74

The following tables summarize information about stock options vested and expected to vest at October 1, 2011 (shares in millions):

	Vested
Range of Exercise Prices	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Years of Contractual Life
$ 0 — $ 15	1	$12.53	1.5
$ 16 — $ 20	4	18.37	2.8
$ 21 — $ 25	12	23.50	2.3
$ 26 — $ 30	17	28.81	3.2
$ 31 — $ 35	14	33.68	3.2

	48

	Expected to Vest
Range of Exercise Prices	Number of Options (1)	Weighted Average Exercise Price	Weighted Average Remaining Years of Contractual Life
$ 0 — $ 20	1	$18.75	4.5
$21 — $ 25	5	20.87	4.3
$26 — $ 30	9	29.22	3.7
$31 — $ 35	8	31.21	8.0
$36 — $ 40	8	39.61	9.3

	31

(1)	Number of options expected to vest is total unvested options less estimated forfeitures.

The following table summarizes information about RSU transactions (shares in millions):

	2011
	Units	Weighted Average Grant-Date Fair Value
Unvested at beginning of year	33	$27.99
Granted	13	39.62
Vested	(11)	28.34
Forfeited	(3)	30.43

Unvested at end of year	32	32.34

RSU grants totaled 13 million, 15 million and 15 million in 2011, 2010 and 2009, respectively, and include 0.4 million shares, 0.4 million shares and 3.0 million shares of Performance RSUs in 2011, 2010 and 2009, respectively. Approximately 3.0 million of the unvested RSUs as of October 1, 2011 are Performance RSUs.

The weighted average grant-date fair values of options granted during 2011, 2010 and 2009 were $10.96, $9.43 and $7.43, respectively. The total intrinsic value (market value on date of exercise less exercise price) of options exercised and RSUs vested during 2011, 2010 and 2009 totaled $969 million, $830 million, and $252 million, respectively. The aggregate intrinsic values of stock options vested and expected to vest at October 1, 2011 were $170 million and $68 million, respectively.

As of October 1, 2011, there was $187 million of unrecognized compensation cost related to unvested stock options and $618 million related to unvested RSUs. That cost is expected to be recognized over a weighted-average period of 1.5 years for stock options and 1.7 years for RSUs.

Cash received from option exercises for 2011, 2010 and 2009 was $1,128 million, $1,133 million and $119 million, respectively. Tax benefits realized from tax deductions associated with option exercises and RSU activity for 2011, 2010 and 2009 totaled $342 million, $290 million and $90 million, respectively.

14 Detail of Certain Balance Sheet Accounts

	October 1, 2011	October 2, 2010
Current receivables
Accounts receivable	$5,947	$5,454
Other	496	656
Allowance for doubtful accounts	(261)	(326)

	$6,182	$5,784

Other current assets
Prepaid expenses	$449	$446
Other	185	135

	$634	$581

Parks, resorts and other property, at cost
Attractions, buildings and improvements	$17,662	$15,998
Leasehold improvements	650	644
Furniture, fixtures and equipment	13,476	12,575
Land improvements	3,727	3,658

	35,515	32,875
Accumulated depreciation	(19,572)	(18,373)
Projects in progress	2,625	2,180
Land	1,127	1,124

	$19,695	$17,806

Intangible assets
Copyrights and other character intangibles	$3,202	$3,118
Other amortizable intangible assets	501	352
Accumulated amortization	(542)	(360)

Net amortizable intangible assets	3,161	3,110
FCC licenses	722	733
Trademarks	1,218	1,218
Other indefinite lived intangible assets	20	20

	$5,121	$5,081

Other non-current assets
Receivables	$1,683	$1,275
Prepaid expenses	177	127
Other	754	1,306

	$2,614	$2,708

Accounts payable and other accrued liabilities
Accounts payable	$4,546	$4,413
Payroll and employee benefits	1,468	1,484
Other	348	212

	$6,362	$6,109

	October 1, 2011	October 2, 2010
Other long-term liabilities
Deferred revenues	$233	$244
Capital lease obligations	288	224
Program licenses and rights	99	206
Participation and residual liabilities	342	415
Pension and postretirement medical plan liabilities	4,223	3,378
Other (1)	1,610	1,637

	$6,795	$6,104

(1)	Includes unrecognized tax benefits.

15  Commitments and Contingencies

Commitments

The Company has various contractual commitments for broadcast rights for sports, feature films and other programming, aggregating approximately $36.1 billion, including approximately $0.7 billion for available programming as of October 1, 2011, and approximately $33.3 billion related to sports programming rights, primarily NFL, college football (including college bowl games) and basketball conferences, NBA, NASCAR, and MLB.

The Company has entered into operating leases for various real estate and equipment needs, including retail outlets and distribution centers for consumer products, broadcast equipment, and office space for general and administrative purposes. Rental expense for the operating leases during fiscal 2011, 2010, and 2009, including common-area maintenance and contingent rentals, was $820 million, $742 million, and $694 million, respectively.

The Company also has contractual commitments for the construction of one new cruise ship, creative talent and employment agreements and unrecognized tax benefits. Creative talent and employment agreements include obligations to actors, producers, sports personnel, television and radio personalities, and executives.

Contractual commitments for broadcast programming rights, future minimum lease payments under non-cancelable operating leases, and creative talent and other commitments totaled $42.4 billion at October 1, 2011, payable as follows:

	Broadcast Programming	Operating Leases	Other	Total
2012	$5,424	$502	$1,788	$7,714
2013	3,860	410	698	4,968
2014	4,305	328	418	5,051
2015	3,334	225	240	3,799
2016	3,222	170	104	3,496
Thereafter	15,927	592	846	17,365

	$36,072	$2,227	$4,094	$42,393

The Company has non-cancelable capital leases, primarily for land and broadcast equipment, which had gross carrying values of $531 million and $449 million at October 1, 2011 and October 2, 2010, respectively. Accumulated amortization related to these capital leases totaled $127 million and $108 million at October 1, 2011 and October 2, 2010, respectively. Future payments under these leases as of October 1, 2011 are as follows:

2012	$70
2013	59
2014	51
2015	60
2016	27
Thereafter	519

Total minimum obligations	$786
Less amount representing interest	(480)

Present value of net minimum obligations	306
Less current portion	(18)

Long-term portion	$288

Contractual Guarantees

The Company has guaranteed bond issuances by the Anaheim Public Authority that were used by the City of Anaheim to finance construction of infrastructure and a public parking facility adjacent to the Disneyland Resort. Revenues from sales, occupancy and property taxes from the Disneyland Resort and non-Disney hotels are used by the City of Anaheim to repay the bonds. In the event of a debt service shortfall, the Company will be responsible to fund the shortfall. As of October 1, 2011, the remaining debt service obligation guaranteed by the Company was $359 million, of which $87 million was principal. To the extent that tax revenues exceed the debt service payments in subsequent periods, the Company would be reimbursed for any previously funded shortfalls. To date, tax revenues have exceeded the debt service payments for Anaheim bonds.

ESPN STAR Sports, a joint-venture in which ESPN owns a 50% equity interest, has an agreement for global programming rights to International Cricket Council Events from 2007 through 2015. Under the terms of the agreement, ESPN and the other joint-venture partner have jointly guaranteed the programming rights obligation of approximately $0.7 billion over the remaining term of the agreement.

Legal Matters

Celador International Ltd. v. American Broadcasting Companies, Inc. On May 19, 2004, an affiliate of the creator and licensor of the television program, “Who Wants to be a Millionaire,” filed an action against the Company and certain of its subsidiaries, including American Broadcasting Companies, Inc. and Buena Vista Television, LLC, alleging it was damaged by defendants improperly engaging in certain intra-company transactions and charging merchandise distribution expenses, resulting in an underpayment to the plaintiff. On July 7, 2010, the jury returned a verdict for breach of contract against certain subsidiaries of the Company, awarding plaintiff damages of $269.4 million. The Company has stipulated with the plaintiff to an award of prejudgment interest of $50 million, which amount will be reduced pro rata should the Court of Appeals reduce the damages amount. On December 21, 2010, the Company’s alternative motions for a new trial and for judgment as a matter of law were denied. Although we cannot predict the ultimate outcome of this lawsuit, the Company believes the jury’s verdict is in error and is vigorously pursuing its position on appeal, notice of which was filed by the Company on January 14, 2011. On or about January 28, 2011, plaintiff filed a notice of cross-appeal. The Company has determined that it does not have a probable loss under the applicable accounting standard relating to probability of loss for recording a reserve with respect to this litigation and therefore has not recorded a reserve.

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

The Company estimates the allowance for credit losses related to receivables for the sale of syndicated programming based upon a number of factors, including historical experience, and an ongoing review of the financial condition of individual companies with which we do business. The balance of syndication receivables recorded in other non-current assets, net of an immaterial allowance for credit losses, was approximately $0.9 billion as of October 1, 2011. Activity in fiscal 2011 related to the allowance for credit losses was not material.

The Company estimates the allowance for credit losses related to receivables for sales of its vacation ownership units based primarily on historical collection experience. Projections of uncollectible amounts are also based on consideration of the economic environment and the age of receivables. The balance of mortgage receivables recorded in other non-current assets, net of a related allowance for credit losses of approximately 5%, was approximately $0.5 billion as of October 1, 2011. The activity in fiscal 2011 related to the allowance for credit losses was not material.

16 Fair Value Measurement

The Company’s assets and liabilities measured at fair value on a recurring basis are summarized in the following table by the type of inputs applicable to the fair value measurements. See Note 11 for the definitions of fair value and each level within the fair value hierarchy.

	Fair Value Measurements at October 1, 2011
Description	Level 1	Level 2	Level 3	Total
Assets
Investments	$143	$43	$–	$186
Derivatives (1)
Interest rate	–	214	–	214
Foreign exchange	–	498	–	498
Residual Interests	–	–	40	40
Liabilities
Derivatives (1)
Interest rate	–	(18)	–	(18)
Foreign exchange	–	(262)	–	(262)
Other derivatives	–	(1)	–	(1)
Other	–	–	–	–

Total	$143	$474	$40	$657

	Fair Value Measurements at October 2, 2010
Description	Level 1	Level 2	Level 3	Total
Assets
Investments	$42	$42	$2	$86
Derivatives (1)
Interest rate	—	231	—	231
Foreign exchange	—	404	—	404
Residual Interests	—	—	54	54
Liabilities
Derivatives (1)
Interest rate	—	(22)	—	(22)
Foreign exchange	—	(490)	—	(490)
Other derivatives	—	—	—	—
Other	—	—	(1)	(1)

Total	$42	$165	$55	$262

(1)

The Company has master netting arrangements by counterparty with respect to certain derivative contracts. Contracts in a liability position totaling $167 million and $206 million have been netted against contracts in an asset position in the Consolidated Balance Sheet at October 1, 2011 and October 2, 2010, respectively.

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

Level 3 residual interests consist of our residual interests in securitized vacation ownership mortgage receivables and are valued using a discounted cash flow model that considers estimated interest rates, discount rates, prepayment, and defaults. There were no material changes in the residual interests in fiscal 2011.

The Company also has assets and liabilities that are required to be recorded at fair value on a non-recurring basis when certain circumstances occur. During fiscal years 2011 and 2010, the Company recorded impairment charges of $46 million and $249 million, respectively, on film productions which are reported in “Costs and expenses” in the Consolidated Statements of Income. The film impairment charges compared our estimated fair value using discounted cash flows to the unamortized cost of the films. The discounted cash flow analysis is a level 3 valuation technique. The aggregate carrying values of the films were $132 million and $591 million prior to the impairment charges for fiscal years 2011 and 2010, respectively.

Fair Value of Financial Instruments

In addition to the financial instruments listed above, the Company’s financial instruments also include cash, cash equivalents, receivables, accounts payable and borrowings.

The fair values of cash and cash equivalents, receivables, available-for-sale investments, derivative contracts and accounts payable approximated the carrying values. The estimated year end fair values of the Company’s total borrowings (current and noncurrent) subject to fair value disclosures, determined based on broker quotes or quoted market prices or interest rates for the same or similar instruments are $14.2 billion and $13.7 billion at October 1, 2011 and October 2, 2010, respectively.

Transfers of Financial Assets

The Company previously sold mortgage receivables arising from the sales of its vacation ownership units under a facility that expired on December 4, 2008 and was not renewed. The Company sold $17 million of mortgage receivables during the year ended October 3, 2009, resulting in gain on securitized sales of vacation ownership interests of $4 million for fiscal 2009.

The Company continues to service the sold receivables and has a residual interest in those receivables. As of October 1, 2011, the remaining outstanding principal amount for sold mortgage receivables was $236 million, and the carrying value of the Company’s residual interest, which is recorded in other long-term assets, was $40 million.

The Company repurchases defaulted mortgage receivables at their outstanding balance. The Company did not make material repurchases in the years ended October 1, 2011 or October 2, 2010. The Company generally has been able to sell the repurchased vacation ownership units for amounts that exceed the amounts at which they were repurchased.

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

The Company does not expect that it would realize a material loss, based on the fair value of its derivative financial instruments as of October 1, 2011, in the event of nonperformance by any single derivative counterparty. The Company enters into transactions only with derivative counterparties that have a credit rating of A- or better. The Company’s current policy regarding agreements with derivative counterparties is generally to require collateral in the event credit ratings fall below A- or in the event aggregate exposures exceed limits as defined by contract. In addition, the Company limits the amount of investment credit exposure with any one institution.

The Company does not have material cash and cash equivalent balances with financial institutions that have a credit rating of less than investment grade. As of October 1, 2011, the Company’s balances that exceeded 10% of cash and cash equivalents with individual financial institutions were 41% compared to 30% as of October 2, 2010.

The Company’s trade receivables and financial investments do not represent a significant concentration of credit risk at October 1, 2011 due to the wide variety of customers and markets into which the Company’s products are sold, their dispersion across geographic areas, and the diversification of the Company’s portfolio among issuers.

17   Derivative Instruments

The Company manages its exposure to various risks relating to its ongoing business operations according to a risk management policy. The primary risks managed with derivative instruments are interest rate risk and foreign exchange risk.

The following table summarizes the gross fair value of the Company’s derivative positions as of October 1, 2011:

	Current Assets	Other Assets	Other Accrued Liabilities	Other Long- Term Liabilities
Derivatives designated as hedges
Foreign exchange	$133	$33	$(100)	$(90)
Interest rate	1	213	–	–
Other	–	–	(1)	–
Derivatives not designated as hedges
Foreign exchange	103	229	(51)	(21)
Interest rate	–	–	–	(18)

Gross fair value of derivatives	237	475	(152)	(129)
Counterparty netting	(111)	(56)	111	56

Total Derivatives (1)	$126	$419	$(41)	$(73)

The following table summarizes the gross fair value of the Company’s derivative positions as of October 2, 2010:

	Current Assets	Other Assets	Other Accrued Liabilities	Other Long- Term Liabilities
Derivatives designated as hedges
Foreign exchange	$78	$65	$(210)	$(104)
Interest rate	13	218	—	—
Derivatives not designated as hedges
Foreign exchange	80	181	(140)	(36)
Interest rate	—	—	—	(22)

Gross fair value of derivatives	171	464	(350)	(162)
Counterparty netting	(121)	(85)	130	76

Total Derivatives (1)	$50	$379	$(220)	$(86)

(1)	Refer to Note 16 for further information on derivative fair values and counterparty netting.

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

The Company designates pay-floating interest rate swaps as fair value hedges of fixed-rate borrowings effectively converting fixed-rate borrowings to variable rate borrowings indexed to LIBOR. As of October 1, 2011 and October 2, 2010, the total notional amount of the Company’s pay-floating interest rate swaps was $1.2 billion and $1.5 billion, respectively. The following table summarizes adjustments related to fair value hedges included in net interest expense in the Consolidated Statements of Income.

	2011	2010
Gain (loss) on interest rate swaps	$17	$41
Gain (loss) on hedged borrowings	(17)	(41)

The Company may designate pay-fixed interest rate swaps as cash flow hedges of interest payments on floating-rate borrowings. Pay-fixed swaps effectively convert floating rate borrowings to fixed-rate borrowings. The unrealized gains or losses from these cash flow hedges are deferred in accumulated other comprehensive income (AOCI) and recognized in interest expense as the interest payments occur. The Company did not have pay-fixed interest rate swaps that were designated as cash flow hedges of interest payments at October 1, 2011 nor at October 2, 2010.

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

The Company designates foreign exchange forward and option contracts as cash flow hedges of firmly committed and forecasted foreign currency transactions. As of October 1, 2011 and October 2, 2010, the notional amounts of the Company’s net foreign exchange cash flow hedges was $3.6 billion and $2.8 billion, respectively. Mark to market gains and losses on these contracts are deferred in AOCI and are recognized in earnings when the hedged transactions occur, offsetting changes in the value of the foreign currency transactions. Gains and losses recognized related to ineffectiveness for the years ended October 1, 2011 and October 2, 2010 were not material. Net deferred gains recorded in AOCI for contracts that will mature in the next twelve months totaled $33 million. The following table summarizes the pre-tax adjustments to AOCI for foreign exchange cash flow hedges.

	2011	2010
Gain (loss) recorded in AOCI	$(115)	$(187)
Reclassification of (gains) losses from AOCI into revenues and costs and expenses	191	(7)

Net change in AOCI	$76	$(194)

Foreign exchange risk management contracts with respect to foreign currency assets and liabilities are not designated as hedges and do not qualify for hedge accounting. The notional amount of these foreign exchange contracts at October 1, 2011 and October 2, 2010 was $2.6 billion and $2.2 billion, respectively. During the years ended October 1, 2011 and October 2, 2010, the Company recognized a net gain of $24 million and $102 million, respectively, in costs and expenses on these foreign exchange contracts which offset a net loss of $25 million and $173 million on the related economic exposures for the years ended October 1, 2011 and October 2, 2010, respectively.

Commodity Price Risk Management

The Company is subject to the volatility of commodities prices and designates certain commodity forward contracts as cash flow hedges of forecasted commodity purchases. Mark to market gains and losses on these contracts are deferred in AOCI and are recognized in earnings when the hedged transactions occur, offsetting changes in the value of commodity purchases. The fair value of commodity hedging contracts was not material at October 1, 2011 nor at October 2, 2010.

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

The notional amount of these contracts at October 1, 2011 and October 2, 2010 was $184 million and $218 million, respectively. The gains or losses recognized in income for fiscal 2011 and fiscal 2010 were not material.

Contingent Features

The Company’s derivative financial instruments may require the Company to post collateral in the event that a net liability position with a counterparty exceeds limits defined by contract and that vary with Disney’s credit rating. If the Company’s credit ratings were to fall below investment grade, such counterparties would also have the right to terminate our derivative contracts, which could lead to a net payment to or from the Company for the aggregate net value by counterparty of our derivative contracts. The aggregate fair value of derivative instruments with credit-risk-related contingent features in a net liability position by counterparty were $114 million and $306 million on October 1, 2011 and October 2, 2010, respectively.

18   Restructuring and Impairment Charges

The Company recorded $55 million of restructuring and impairment charges during fiscal 2011 for severance and facilities costs related to organizational and cost structure initiatives primarily at our Studio Entertainment ($33 million) and Interactive Media ($22 million) segments.

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

QUARTERLY FINANCIAL SUMMARY

(In millions, except per share data)

(unaudited)	Q1	Q2	Q3	Q4
2011 (1)(2)(3)(4)
Revenues	$10,716	$9,077	$10,675	$10,425
Net income	1,334	1,010	1,663	1,251
Net income attributable to Disney	1,302	942	1,476	1,087
Earnings per share:
Diluted	$0.68	$0.49	$0.77	$0.58
Basic	0.69	0.50	0.78	0.59

2010 (1)(2)(3)(4)
Revenues	$9,739	$8,580	$10,002	$9,742
Net income	844	998	1,505	966
Net income attributable to Disney	844	953	1,331	835
Earnings per share:
Diluted	$0.44	$0.48	$0.67	$0.43
Basic	0.45	0.49	0.68	0.44

(1)

Results for the fourth quarter of fiscal 2011 include restructuring and impairment charges which had no net impact on earnings per share. The fourth quarter of fiscal 2010 included restructuring and impairment charges ($0.02 per diluted share).

(2)

Results for the third quarter of fiscal 2011 include restructuring and impairment charges ($0.01 per diluted share). The third quarter of fiscal 2010 included a gain on the sale of the Power Rangers property ($0.01 per diluted share) and restructuring and impairment charges ($0.01 per diluted share).

(3)

Results for the second quarter of fiscal 2010 included restructuring and impairment charges ($0.02 per diluted share), a gain on the sale of an investment in a pay television service in Europe and an accounting gain related to the acquisition of The Disney Store Japan (together $0.02 per diluted share).

(4)

Results for the first quarter of fiscal 2011 include gains on the sales of Miramax and BASS (together $0.02 per diluted share) and restructuring and impairment charges ($0.01 per diluted share). The first quarter of fiscal 2010 included restructuring and impairment charges ($0.03 per diluted share) and a gain on the sale of an investment in a television service in Europe ($0.01 per diluted share).