Form 10-Q
period 2011-12-31
WALT DISNEY CO/
filed 2012-02-07
CIK 1001039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2011	Commission File Number 1-11605

Incorporated in Delaware	I.R.S. Employer Identification
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

  Yes                No     X

There were 1,792,360,533 shares of common stock outstanding as of January 31, 2012.

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

THE WALT DISNEY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited; in millions, except per share data)

	Quarter Ended
	December 31, 2011	January 1, 2011

Revenues	$10,779	$10,716

Costs and expenses	(8,587)	(8,776)

Restructuring and impairment charges	(6)	(12)

Other income	–	75

Net interest expense	(90)	(95)

Equity in the income of investees	145	156

Income before income taxes	2,241	2,064

Income taxes	(720)	(730)

Net income	1,521	1,334

Less: Net income attributable to noncontrolling interests	(57)	(32)

Net income attributable to The Walt Disney Company (Disney)	$1,464	$1,302

Earnings per share attributable to Disney:
Diluted	$0.80	$0.68

Basic	$0.81	$0.69

Weighted average number of common and common equivalent shares outstanding:
Diluted	1,824	1,927

Basic	1,798	1,891

See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited; in millions, except per share data)

ASSETS	December 31, 2011	October 1, 2011
Current assets
Cash and cash equivalents	$3,766	$3,185
Receivables	6,787	6,182
Inventories	1,523	1,595
Television costs	880	674
Deferred income taxes	1,489	1,487
Other current assets	615	634

Total current assets	15,060	13,757

Film and television costs	4,519	4,357
Investments	2,685	2,435
Parks, resorts and other property, at cost
Attractions, buildings and equipment	35,462	35,515
Accumulated depreciation	(19,761)	(19,572)

	15,701	15,943
Projects in progress	2,899	2,625
Land	1,160	1,127

	19,760	19,695

Intangible assets, net	5,063	5,121
Goodwill	24,170	24,145
Other assets	2,620	2,614

Total assets	$73,877	$72,124

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and other accrued liabilities	$7,671	$6,362
Current portion of borrowings	3,160	3,055
Unearned royalties and other advances	2,693	2,671

Total current liabilities	13,524	12,088

Borrowings	11,226	10,922
Deferred income taxes	2,879	2,866
Other long-term liabilities	6,825	6,795
Commitments and contingencies
Disney Shareholders’ equity
Preferred stock, $.01 par value
Authorized – 100 million shares, Issued – none	–	–
Common stock, $.01 par value
Authorized – 4.6 billion shares, Issued – 2.8 billion shares	30,525	30,296
Retained earnings	38,762	38,375
Accumulated other comprehensive loss	(2,574)	(2,630)

	66,713	66,041
Treasury stock, at cost, 961.1 million shares at December 31, 2011 and 937.8 million shares at October 1, 2011	(29,456)	(28,656)

Total Disney Shareholders’ equity	37,257	37,385
Noncontrolling interests	2,166	2,068

Total equity	39,423	39,453

Total liabilities and equity	$73,877	$72,124

See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in millions)

	Quarter Ended
	December 31, 2011	January 1, 2011
OPERATING ACTIVITIES
Net income	$1,521	$1,334
Depreciation and amortization	485	447
Gains on dispositions	–	(75)
Deferred income taxes	(14)	(61)
Equity in the income of investees	(145)	(156)
Cash distributions received from equity investees	161	170
Net change in film and television costs	(256)	94
Equity-based compensation	100	99
Impairment charges	4	12
Other	144	113
Changes in operating assets and liabilities:
Receivables	(643)	(1,313)
Inventories	52	13
Other assets	23	58
Accounts payable and other accrued liabilities	(373)	(290)
Income taxes	675	674

Cash provided by operations	1,734	1,119

INVESTING ACTIVITIES
Investments in parks, resorts and other property	(634)	(1,213)
Proceeds from dispositions	–	556
Acquisitions	(361)	(163)
Other	17	(61)

Cash used in investing activities	(978)	(881)

FINANCING ACTIVITIES
Commercial paper (repayments)/borrowings, net	(976)	496
Borrowings	1,590	–
Reduction of borrowings	(49)	(42)
Repurchases of common stock	(800)	(797)
Proceeds from exercise of stock options	114	404
Other	(9)	38

Cash (used)/provided by financing activities	(130)	99

Impact of exchange rates on cash and cash equivalents	(45)	(20)

Increase in cash and cash equivalents	581	317
Cash and cash equivalents, beginning of period	3,185	2,722

Cash and cash equivalents, end of period	$3,766	$3,039

See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(unaudited; in millions)

	Quarter Ended

	December 31, 2011			January 1, 2011
	Disney Shareholders	Non- controlling Interests	Total Equity	Disney Shareholders	Non- controlling Interests	Total Equity

Beginning Balance	$37,385	$2,068	$39,453	$37,519	$1,823	$39,342

Net income	1,464	57	1,521	1,302	32	1,334

Other comprehensive income/(loss):
Market value adjustments for hedges and investments	32	–	32	(33)	–	(33)
Pension and postretirement medical adjustments	55	–	55	36	–	36
Foreign currency translation and other	(31)	(6)	(37)	(9)	(8)	(17)

Other comprehensive income	56	(6)	50	(6)	(8)	(14)

Comprehensive income	1,520	51	1,571	1,296	24	1,320

Equity compensation activity	230	–	230	535	–	535

Dividends	(1,076)	–	(1,076)	(756)	–	(756)

Common stock repurchases	(800)	–	(800)	(797)	–	(797)

Distributions and other	(2)	47	45	–	95	95

Ending Balance	$37,257	$2,166	$39,423	$37,797	$1,942	$39,739

See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

1.	Principles of Consolidation

These Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. We believe that we have included all normal recurring adjustments necessary for a fair statement of the results for the interim period. Operating results for the quarter ended December 31, 2011 are not necessarily indicative of the results that may be expected for the year ending September 29, 2012. Certain reclassifications have been made in the prior year financial statements to conform to the current year presentation.

These financial statements should be read in conjunction with the Company’s 2011 Annual Report on Form 10-K.

In December 1999, DVD Financing, Inc. (DFI), a subsidiary of Disney Vacation Development, Inc. and an indirect subsidiary of the Company, completed a receivables sale transaction that established a facility that permitted DFI to sell receivables arising from the sale of vacation club memberships on a periodic basis. In connection with this facility, DFI prepares separate financial statements, although its separate assets and liabilities are also consolidated in these financial statements. DFI’s ability to sell new receivables under this facility ended on December 4, 2008. (See Note 12 for further discussion of this facility)

The Company enters into relationships or investments with other entities, and in certain instances, the entity in which the Company has a relationship or investment may be a variable interest entity (“VIE”). A VIE is consolidated in the financial statements if the Company has the power to direct activities that most significantly impact the economic performance of the VIE and has the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. Although the Company has less than a 50% direct ownership interest in Disneyland Paris, Hong Kong Disneyland Resort and Shanghai Disney Resort, they are VIEs, and given the nature of the Company’s relationships with these entities, which include management agreements, the Company has consolidated Disneyland Paris, Hong Kong Disneyland Resort and Shanghai Disney Resort in its financial statements.

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

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

	Quarter Ended
	December 31, 2011	January 1, 2011
Revenues(1):
Media Networks	$4,779	$4,645
Parks and Resorts	3,155	2,868
Studio Entertainment	1,618	1,932
Consumer Products	948	922
Interactive Media	279	349

	$10,779	$10,716

Segment operating income (loss) (1):
Media Networks	$1,193	$1,066
Parks and Resorts	553	468
Studio Entertainment	413	375
Consumer Products	313	312
Interactive Media	(28)	(13)

	$2,444	$2,208

(1)

Studio Entertainment segment revenues and operating income include an allocation of Consumer Products and Interactive Media revenues which is meant to reflect royalties on sales of merchandise based on certain Studio film properties. The increases/(decreases) related to these allocations on segment revenues and operating income as reported in the above table are as follows:

	Quarter Ended
	Dec. 31, 2011		Jan. 1, 2011

Studio Entertainment		$76	$73
Consumer Products		(76)	(72)
Interactive Media		–	(1)

	$–		$–

A reconciliation of segment operating income to income before income taxes is as follows:

	Quarter Ended
	December 31, 2011	January 1, 2011
Segment operating income	$2,444	$2,208
Corporate and unallocated shared expenses	(107)	(112)
Restructuring and impairment charges	(6)	(12)
Other income	–	75
Net interest expense	(90)	(95)

Income before income taxes	$2,241	$2,064

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

3.	Acquisitions

Seven TV

On November 18, 2011, the Company acquired a 49% ownership interest in Seven TV, a broadcast television network in Russia for $300 million. Seven TV was converted to an ad-supported, free-to-air Disney Channel in Russia. The Company accounts for its interest in Seven TV as an equity method investment.

UTV

On May 9, 2008, the Company acquired a 24% interest (bringing its undiluted interest to 37%) in UTV Software Communications Limited (UTV), a media company headquartered and publicly traded in India, for approximately $197 million. In accordance with Indian securities regulations, the Company was required to make an open tender offer to purchase up to an additional 23% of UTV’s publicly traded voting shares for a price equivalent to the May 9th, 2008 Indian rupee purchase price. In November 2008, the Company completed the open offer and acquired an incremental 23% of UTV’s voting shares for approximately $138 million bringing its undiluted interest to 60%. Pursuant to a shareholder agreement, UTV’s founder had a four-year option to buy all or a portion of the shares acquired by the Company during the open-offer period at a price no less than the Company’s open-offer price. Under this agreement, the Company did not have the right to vote the shares subject to the option until the expiration of the option and accordingly the Company’s ownership interest in voting shares was 48%. In January 2010, UTV issued additional shares in exchange for the outstanding noncontrolling interest of one of its subsidiaries diluting the Company’s direct interest in UTV to 50% (39% voting interest). In addition to the acquisition of UTV, on August 5, 2008, the Company invested $28 million in a UTV subsidiary, UTV Global Broadcasting Limited (along with UTV, the “UTV Group”).

Pursuant to a delisting offer process, on February 2, 2012, the Company purchased publicly held shares and all of the shares held by the founder of UTV for $375 million. Upon completion, the Company’s interest in UTV increased to 93% and will result in the consolidation of the UTV Group in the Company’s financial statements in the second quarter of fiscal 2012. In addition, the four-year option held by the founder and limitations on the Company’s rights to vote certain shares subject to the option were eliminated.

Upon consolidation, the Company expects to recognize a non-cash pre-tax gain on its currently held interest in the UTV Group of approximately $200 million based on a preliminary estimate of the fair value of the Company’s currently held interest.

In accordance with Indian securities regulations, the Company expects to delist the UTV shares in the second quarter of fiscal 2012. Upon delisting and for a one year period, the Company can be required to purchase any outstanding UTV shares at the election of each remaining UTV shareholder for 1,100 Indian rupees per share for a cost of approximately $85 million for the additional shares.

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

Goodwill

The changes in the carrying amount of goodwill for the quarter ended December 31, 2011, are as follows:

	Media Networks	Parks and Resorts	Studio Entertainment	Consumer Products	Interactive Media	Total
Balance at Oct. 1, 2011	$15,728	$172	$5,284	$1,797	$1,164	$24,145
Acquisitions	–	–	–	–	29	29
Disposition	–	–	–	–	–	–
Other, net	(4)	–	–	–	–	(4)

Balance at Dec. 31, 2011	$15,724	$172	$5,284	$1,797	$1,193	$24,170

The carrying amount of goodwill at December 31, 2011 and October 1, 2011 includes accumulated impairments of $29 million at Interactive Media.

4.	Dispositions and Other Income

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

5.	Borrowings

During the quarter ended December 31, 2011, the Company’s borrowing activity was as follows:

	October 1, 2011	Additions	Payments	Other Activity	December 31, 2011
Commercial paper borrowings	$1,583	$–	$(976)	$–	$607
U.S. medium-term notes	8,400	1,590	–	1	9,991
Other foreign currency denominated borrowings	1,020	–	–	(3)	1,017
Other	663	–	(29)	(8)	626
Disneyland Paris borrowings (1)	1,981	–	(37)	(83)	1,861
Hong Kong Disneyland borrowings (2)	330	–	–	(46)	284

Total	$13,977	$1,590	$(1,042)	$(139)	$14,386

(1)	The other activity is primarily the impact of foreign currency translation as a result of the strengthening of the U.S. dollar against the Euro.
(2)	The other activity is due to the conversion of a portion of the Government of the Hong Kong Special Administrative Region’s (HKSAR) loan to equity pursuant to a capital realignment and expansion plan.

6.	International Theme Park Investments

The Company has a 51% effective ownership interest in the operations of Disneyland Paris, a 47% ownership interest in the operations of Hong Kong Disneyland Resort and a 43% ownership interest in the operations of Shanghai Disney Resort (collectively the “International Theme Parks”), all of which are consolidated in the Company’s financial statements.

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

The following tables present summarized balance sheet information for the Company as of December 31, 2011 and October 1, 2011, reflecting the impact of consolidating the balance sheets of the International Theme Parks.

	As of December 31, 2011
	Before International Theme Parks Consolidation	International Theme Parks and Adjustments	Total
Cash and cash equivalents	$3,141	$625	$3,766
Other current assets	11,072	222	11,294

Total current assets	14,213	847	15,060
Investments	4,046	(1,361)	2,685
Fixed assets	15,520	4,240	19,760
Other assets	36,287	85	36,372

Total assets	$70,066	$3,811	$73,877

Current portion of borrowings	$2,943	$217	$3,160
Other current liabilities	9,920	444	10,364

Total current liabilities	12,863	661	13,524
Borrowings	9,298	1,928	11,226
Deferred income taxes and other long-term liabilities	9,564	140	9,704
Equity	38,341	1,082	39,423

Total liabilities and equity	$70,066	$3,811	$73,877

	As of October 1, 2011
	Before International Theme Parks Consolidation	International Theme Parks and Adjustments	Total
Cash and cash equivalents	$2,407	$778	$3,185
Other current assets	10,323	249	10,572

Total current assets	12,730	1,027	13,757
Investments	3,791	(1,356)	2,435
Fixed assets	15,386	4,309	19,695
Other assets	36,137	100	36,237

Total assets	$68,044	$4,080	$72,124

Current portion of borrowings	$2,866	$189	$3,055
Other current liabilities	8,459	574	9,033

Total current liabilities	11,325	763	12,088
Borrowings	8,800	2,122	10,922
Deferred income taxes and other long-term liabilities	9,507	154	9,661
Equity	38,412	1,041	39,453

Total liabilities and equity	$68,044	$4,080	$72,124

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

The following table presents summarized income statement information of the Company for the quarter ended December 31, 2011, reflecting the impact of consolidating the income statements of the International Theme Parks.

	Before International Theme Parks Consolidation (1)	International Theme Parks and Adjustments	Total
Revenues	$10,218	$561	$10,779
Cost and expenses	(8,053)	(534)	(8,587)
Restructuring and impairment charges	(6)	–	(6)
Other income	–	–	–
Net interest expense	(71)	(19)	(90)
Equity in the income of investees	151	(6)	145

Income before income taxes	2,239	2	2,241
Income taxes	(720)	–	(720)

Net income	$1,519	$2	$1,521

(1)

These amounts include the International Theme Parks under the equity method of accounting. As such, royalty and management fee income from these operations is included in Revenues and our share of their net income/(loss) is included in Equity in the income of investees. There were no royalties and management fees recognized for the quarter ended December 31, 2011.

The following table presents summarized cash flow statement information of the Company for the quarter ended December 31, 2011, reflecting the impact of consolidating the cash flow statements of the International Theme Parks.

	Before International Theme Parks Consolidation	International Theme Parks and Adjustments	Total
Cash provided by operations	$1,725	$9	$1,734
Investments in parks, resorts and other property	(511)	(123)	(634)
Other investing activities	(392)	48	(344)
Cash used by financing activities	(66)	(64)	(130)
Impact of exchange rates on cash and cash equivalents	(22)	(23)	(45)

Increase/(decrease) in cash and cash equivalents	734	(153)	581
Cash and cash equivalents, beginning of period	2,407	778	3,185

Cash and cash equivalents, end of period	$3,141	$625	$3,766

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

7.	Pension and Other Benefit Programs

The components of net periodic benefit cost are as follows:

	Pension Plans		Postretirement Medical Plans
	December 31, 2011	January 1, 2011	December 31, 2011	January 1, 2011
Service cost	$70	$74	$5	$5
Interest cost	110	103	19	17
Expected return on plan assets	(128)	(110)	(6)	(6)
Amortization of prior year service costs	3	3	(1)	(1)
Recognized net actuarial loss	77	57	8	2

Net periodic benefit cost	$132	$127	$25	$17

During the quarter ended December 31, 2011, the Company did not make any material contributions to its pension and postretirement medical plans. The Company expects pension and postretirement medical plan contributions in fiscal 2012 of approximately $325 million to $375 million. Final minimum funding requirements for fiscal 2012 will be determined based on our January 1, 2012 funding actuarial valuation which will be available in late fiscal 2012.

8.	Earnings Per Share

Diluted earnings per share amounts are based upon the weighted average number of common and common equivalent shares outstanding during the period and are calculated using the treasury stock method for equity-based compensation awards (Awards). A reconciliation of the weighted average number of common and common equivalent shares outstanding and Awards excluded from the diluted earnings per share calculation, as they were anti-dilutive, is as follows:

	Quarter Ended
	December 31, 2011	January 1, 2011
Shares (in millions):
Weighted average common shares outstanding (basic)	1,798	1,891
Weighted average dilutive impact of Awards	26	36

Weighted average common and common equivalent shares outstanding (diluted)	1,824	1,927

Awards excluded from diluted earnings per share	10	–

9.	Equity

On November 30, 2011, the Company declared a $0.60 per share dividend ($1.1 billion) related to fiscal 2011 for shareholders of record on December 16, 2011, which was paid on January 18, 2012. The Company paid a $0.40 per share dividend ($756 million) during the second quarter of fiscal 2011 related to fiscal 2010.

During the quarter ended December 31, 2011, the Company repurchased 23 million shares of its common stock for $800 million. As of December 31, 2011, the Company had remaining authorization in place to repurchase 282 million additional shares. The repurchase program does not have an expiration date.

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

The par value of the Company’s outstanding common stock totaled approximately $28 million.

Accumulated other comprehensive income (loss), net of tax, is as follows:

	December 31, 2011	October 1, 2011
Market value adjustments for investments and hedges	$(16)	$(48)
Foreign currency translation and other	12	43
Unrecognized pension and postretirement medical expense	(2,570)	(2,625)

Accumulated other comprehensive income (loss) (1)	$(2,574)	$(2,630)

(1)	Accumulated other comprehensive income (loss) and components of other comprehensive income (loss) are net of 37% estimated tax

10.	Equity-Based Compensation

The amount of compensation expense related to stock options, stock appreciation rights and restricted stock units (RSUs) is as follows:

	Quarter Ended
	December 31, 2011	January 1, 2011
Stock options/rights (1)	$31	$36
RSUs	73	67

Total equity-based compensation expense (2)	$104	$103

Equity-based compensation expense capitalized during the period	$13	$17

(1)	Includes stock appreciation rights issued in connection with acquisition of Playdom
(2)	Equity-based compensation expense is net of capitalized equity-based compensation and excludes amortization of previously capitalized equity-based compensation costs. Amortization of previously capitalized equity-based compensation totaled $9 million and $29 million during the quarters ended December 31, 2011 and January 1, 2011, respectively.

Unrecognized compensation cost related to unvested stock options/rights and RSUs totaled approximately $153 million and $539 million, respectively, as of December 31, 2011.

The weighted average grant date fair values of options issued during the quarters ended December 31, 2011, and January 1, 2011 were $9.42 and $10.13, respectively.

In January 2012, the Company made equity compensation grants, which included its regular annual grant, consisting of 9.8 million stock options and 8.6 million RSUs, of which 0.5 million RSUs included market and performance conditions.

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

Contractual Guarantees

The Company has guaranteed bond issuances by the Anaheim Public Authority that were used by the City of Anaheim to finance construction of infrastructure and a public parking facility adjacent to the Disneyland Resort. Revenues from sales, occupancy and property taxes from the Disneyland Resort and non-Disney hotels are used by the City of Anaheim to repay the bonds. In the event of a debt service shortfall, the Company will be responsible to fund the shortfall. As of December 31, 2011, the remaining debt service obligation guaranteed by the Company was $359 million, of which $87 million was principal. To the extent that tax revenues exceed the debt service payments in subsequent periods, the Company would be reimbursed for any previously funded shortfalls. To date, tax revenues have exceeded the debt service payments for the Anaheim bonds.

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

The Company estimates the allowance for credit losses related to receivables for the sale of syndicated programming based upon a number of factors, including historical experience, and an ongoing review of the financial condition of individual companies with which we do business. The balance of syndication receivables recorded in other non-current assets, net of an immaterial allowance for credit losses, was $0.8 billion as of December 31, 2011. The activity in the current period related to the allowance for credit losses was not material.

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

The Company estimates the allowance for credit losses related to receivables for sales of its vacation ownership units based primarily on historical collection experience. Projections of uncollectible amounts are also based on consideration of the economic environment and the age of receivables. The balance of mortgage receivables recorded in other non-current assets, net of a related allowance for credit losses of approximately 5%, was approximately $0.5 billion as of December 31, 2011. The activity in the period related to the allowance for credit losses was not material.

Income Taxes

During the quarter, the Company settled certain tax matters with various jurisdictions. As a result of these settlements, the Company reduced its unrecognized tax benefits by $64 million.

In the next twelve months, it is reasonably possible that our unrecognized tax benefits could change due to resolutions of open tax matters. These resolutions would reduce our unrecognized tax benefits by approximately $52 million.

12.	Fair Value Measurements

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

•	Level 3 – Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable

The Company’s assets and liabilities measured at fair value on a recurring basis are summarized by level in the following tables:

	Fair Value Measurement at December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets
Investments	$137	$41	$–	$178
Derivatives (1)
Interest rate	–	210	–	210
Foreign exchange	–	461	–	461
Residual Interests	–	–	35	35
Liabilities
Derivatives (1)
Interest rate	–	(17)	–	(17)
Foreign exchange	–	(207)	–	(207)

Total	$137	$488	$35	$660

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

	Fair Value Measurements at October 1, 2011
	Level 1	Level 2	Level 3	Total
Assets
Investments	$143	$43	$–	$186
Derivatives (1)
Interest rate	–	214	–	214
Foreign exchange	–	498	–	498
Residual Interests	–	–	40	40
Liabilities
Derivatives (1)
Interest rate	–	(18)	–	(18)
Foreign exchange	–	(262)	–	(262)
Other derivatives	–	(1)	–	(1)

Total	$143	$474	$40	$657

(1)

The Company has a master netting arrangement by counterparty with respect to certain derivative contracts. Contracts in a liability position totaling $120 million and $167 million have been netted against contracts in an asset position in the Condensed Consolidated Balance Sheet at December 31, 2011 and October 1, 2011, respectively.

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

Level 3 residual interests consist of our residual interests in securitized vacation ownership mortgage receivables and are valued using a discounted cash flow model that considers estimated interest rates, discount rates, prepayment, and defaults. There were no material changes in the residual interests in the first quarter of fiscal 2012.

Fair Value of Financial Instruments

In addition to the financial instruments listed above, the Company’s financial instruments also include cash, cash equivalents, receivables, accounts payable and borrowings.

The fair values of cash and cash equivalents, receivables, available-for-sale investments, derivative contracts and accounts payable approximated the carrying values. The estimated fair values of the Company’s total borrowings (current and noncurrent) subject to fair value disclosures, determined based on broker quotes or quoted market prices or interest rates for the same or similar instruments are $14.7 billion and $14.2 billion at December 31, 2011 and October 1, 2011, respectively.

Transfers of Financial Assets

Through December 4, 2008, the Company sold mortgage receivables arising from sales of its vacation ownership units under a facility that expired on December 4, 2008 and was not renewed. The Company continues to service the sold receivables and has a residual interest in those receivables. As of December 31, 2011, the outstanding principal amount for sold mortgage receivables was $220 million, and the carrying value of the Company’s residual interest, which is recorded in other long-term assets, was $35 million.

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

The Company repurchases defaulted mortgage receivables at their outstanding balance. The Company did not make material repurchases in the quarters ended December 31, 2011 or January 1, 2011. The Company generally has been able to sell the repurchased vacation ownership units for amounts that exceed the amounts at which they were repurchased.

The Company also provides credit support for up to 70% of the outstanding balance of the sold mortgage receivables which the mortgage receivable acquirer may draw on in the event of losses under the facility. The Company maintains a reserve for estimated credit losses related to these receivables.

13.	Derivative Instruments

The Company manages its exposure to various risks of its ongoing business operations according to a risk management policy. The primary risks managed with derivative instruments are interest rate risk and foreign exchange risk.

The following table summarizes the gross fair value of the Company’s derivative positions as of December 31, 2011:

	Current Assets	Other Assets	Other Accrued Liabilities	Other Long- Term Liabilities
Derivatives designated as hedges
Foreign exchange	$141	$42	$(95)	$(74)
Interest rate	–	210	–	–
Derivatives not designated as hedges
Foreign exchange	57	221	(37)	(1)
Interest rate	–	–	–	(17)

Gross fair value of derivatives	198	473	(132)	(92)
Counterparty netting	(84)	(36)	84	36

Total Derivatives (1)	$114	$437	$(48)	$(56)

The following table summarizes the gross fair value of the Company’s derivative positions as of October 1, 2011:

	Current Assets	Other Assets	Other Accrued Liabilities	Other Long- Term Liabilities
Derivatives designated as hedges
Foreign exchange	$133	$33	$(100)	$(90)
Interest rate	1	213	–	–
Other	–	–	(1)	–
Derivatives not designated as hedges
Foreign exchange	103	229	(51)	(21)
Interest rate	–	–	–	(18)

Gross fair value of derivatives	237	475	(152)	(129)
Counterparty netting	(111)	(56)	111	56

Total Derivatives (1)	$126	$419	$(41)	$(73)

(1)	Refer to Note 12 for further information on derivative fair values and counterparty netting.

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

The Company designates pay-floating interest rate swaps as fair value hedges of fixed-rate borrowings effectively converting fixed-rate borrowings to variable rate borrowings indexed to LIBOR. As of December 31, 2011 and October 1, 2011, the total notional amount of the Company’s pay-floating interest rate swaps was $2.2 billion and $1.2 billion, respectively. The following table summarizes adjustments related to fair value hedges included in net interest expense in the Condensed Consolidated Statements of Income.

	Quarter Ended
	December 31, 2011	January 1, 2011
Gain (loss) on interest rate swaps	$(4)	$(53)
Gain (loss) on hedged borrowings	4	53

The Company may designate pay-fixed interest rate swaps as cash flow hedges of interest payments on floating-rate borrowings. Pay-fixed swaps effectively convert floating-rate borrowings to fixed-rate borrowings. The unrealized gain or losses from these cash flow hedges are deferred in accumulated other comprehensive income (AOCI) and recognized in interest expense as the interest payments occur. The Company did not have pay-fixed interest rate swaps that were designated as cash flow hedges of interest payments at December 31, 2011 nor at October 1, 2011.

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

The Company designates foreign exchange forward and option contracts as cash flow hedges of firmly committed and forecasted foreign currency transactions. As of December 31, 2011 and October 1, 2011, the notional amounts of the Company’s net foreign exchange cash flow hedges were $3.7 billion and $3.6 billion, respectively. Mark to market gains and losses on these contracts are deferred in AOCI and are recognized in earnings when the hedged transactions occur, offsetting changes in the value of the foreign currency transactions. Gains and losses recognized related to ineffectiveness for the quarters ended December 31, 2011 and January 1, 2011 were not material. Net deferred gains recorded in AOCI

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

for contracts that will mature in the next twelve months totaled $46 million. The following table summarizes the pre-tax adjustments to AOCI for foreign exchange cash flow hedges.

	Quarter Ended
	December 31, 2011	January 1, 2011
Gain (loss) recorded in AOCI	$53	$(75)
Reclassification of (gains) losses from AOCI into revenues and costs and expenses	7	24

Net change in AOCI	$60	$(51)

Foreign exchange risk management contracts with respect to foreign currency assets and liabilities are not designated as hedges and do not qualify for hedge accounting. The notional amounts of these foreign exchange contracts at December 31, 2011 and October 1, 2011 were $2.7 billion and $2.6 billion, respectively. During the quarters ended December 31, 2011 and January 1, 2011, the Company recognized a net gain of $54 million and $20 million, respectively, in costs and expenses on these foreign exchange contracts which offset a net loss of $66 million and $25 million on the related economic exposures for the quarters ended December 31, 2011 and January 1, 2011, respectively.

Commodity Price Risk Management

The Company is subject to the volatility of commodities prices and designates certain commodity forward contracts as cash flow hedges of forecasted commodity purchases. Mark to market gains and losses on these contracts are deferred in AOCI and are recognized in earnings when the hedged transactions occur, offsetting changes in the value of commodity purchases. The fair value of the commodity hedging contracts was not material at December 31, 2011 nor at October 1, 2011.

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

The notional amounts of these contracts at December 31, 2011 and October 1, 2011 were $176 million and $184 million, respectively. The gains or losses recognized in income for the quarters ended December 31, 2011 and January 1, 2011 were not material.

Contingent Features

The Company’s derivative financial instruments may require the Company to post collateral in the event that a net liability position with a counterparty exceeds limits defined by contract and that vary with Disney’s credit rating. If the Company’s credit ratings were to fall below investment grade, such counterparties would also have the right to terminate our derivative contracts, which could lead to a net payment to or from the Company for the aggregate net value by counterparty of our derivative contracts. The aggregate fair value of derivative instruments with credit-risk-related contingent features in a net liability position by counterparty were $103 million and $114 million on December 31, 2011 and October 1, 2011, respectively.

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

Overview

Seasonality

Business Segment Results

Other Financial Information

Financial Condition

Commitments and Contingencies

Other Matters

Market Risk

OVERVIEW

Our summary consolidated results are presented below:

	Quarter Ended		% Change Better/ (Worse)
(in millions, except per share data)	December 31, 2011	January 1, 2011
Revenues	$10,779	$10,716	1	%
Costs and expenses	(8,587)	(8,776)	2	%
Restructuring and impairment charges	(6)	(12)	50	%
Other income	–	75	nm
Net interest expense	(90)	(95)	5	%
Equity in the income of investees	145	156	(7)%

Income before income taxes	2,241	2,064	9	%
Income taxes	(720)	(730)	1	%

Net income	1,521	1,334	14	%
Less: Net income attributable to noncontrolling interests	(57)	(32)	(78)%

Net income attributable to Disney	$1,464	$1,302	12	%

Diluted earnings per share	$0.80	$0.68	18	%

Quarter Results

Diluted earnings per share (EPS) increased 18% for the quarter reflecting improved operating results and a decrease in weighted average shares outstanding. Improved segment operating results were driven by increased fees from Multi-channel Video Service Providers (MVSP) (Affiliate Fees) including a benefit from a decrease in revenue deferrals related to annual program commitments, higher guest spending and attendance at our domestic parks and resorts, and improved results in our worldwide theatrical business, partially offset by increased operating expenses at our domestic parks and resorts and lower political advertising revenues at our owned television stations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (continued)

The Company recorded $6 million of restructuring and impairment charges in the current quarter. In the prior-year quarter, the Company recorded $12 million of restructuring and impairment charges and gains on the sale of Miramax and BASS totaling $75 million. The table below shows the pretax and after tax impact of the prior year items.

	Benefit / (Expense)
	Pretax	Tax Effect	After Tax

Restructuring and impairment charges	$(12)	$31	$19
Gains on sales of businesses	75	(107)	(32)

	$63	$(76)	$(13)

Restructuring and impairment charges in the prior-year quarter included an impairment related to assets that had tax basis in excess of the book value resulting in a $31 million tax benefit on the restructuring and impairment charges. The book value of Miramax included allocated goodwill totaling $217 million which is not tax deductible. Accordingly, the taxable gain on the sales of these businesses exceeded the $75 million book gain resulting in the tax expense of $107 million.

SEASONALITY

The Company’s businesses are subject to the effects of seasonality. Consequently, the operating results for the quarter ended December 31, 2011 for each business segment, and for the Company as a whole, are not necessarily indicative of results to be expected for the full year.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (continued)

BUSINESS SEGMENT RESULTS

The Company evaluates the performance of its operating segments based on segment operating income, which is shown below along with segment revenues:

	Quarter Ended		% Change Better/ (Worse)
(in millions)	December 31, 2011	January 1, 2011
Revenues:
Media Networks	$4,779	$4,645	3	%
Parks and Resorts	3,155	2,868	10	%
Studio Entertainment	1,618	1,932	(16)%
Consumer Products	948	922	3	%
Interactive Media	279	349	(20)%

	$10,779	$10,716	1	%

Segment operating income (loss):
Media Networks	$1,193	$1,066	12	%
Parks and Resorts	553	468	18	%
Studio Entertainment	413	375	10	%
Consumer Products	313	312	–	%
Interactive Media	(28)	(13)	>(100)%

	$2,444	$2,208	11	%

The following table reconciles segment operating income to income before income taxes:

	Quarter Ended		% Change Better/ (Worse)
(in millions)	December 31, 2011	January 1, 2011
Segment operating income	$2,444	$2,208	11	%
Corporate and unallocated shared expenses	(107)	(112)	4	%
Restructuring and impairment charges	(6)	(12)	50	%
Other income	–	75	nm
Net interest expense	(90)	(95)	5	%

Income before income taxes	$2,241	$2,064	9	%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (continued)

Depreciation expense is as follows:

	000000000	000000000	000000000
	Quarter Ended		% Change
(in millions)	December 31, 2011	January 1, 2011	Better/ (Worse)
Media Networks
Cable Networks	$34	$31	(10) %
Broadcasting	23	24	4%

Total Media Networks	57	55	(4) %

Parks and Resorts
Domestic	224	206	(9) %
International	79	79	– %

Total Parks and Resorts	303	285	(6) %

Studio Entertainment	13	17	24%
Consumer Products	13	12	(8) %
Interactive Media	4	5	20%
Corporate	46	38	(21) %

Total depreciation expense	$436	$412	(6) %

Amortization of intangible assets is as follows:

	00000000000	00000000000	00000000000
	Quarter Ended		% Change
(in millions)	December 31, 2011	January 1, 2011	Better/ (Worse)
Media Networks	$2	$2	– %
Parks and Resorts	–	–	– %
Studio Entertainment	24	10	>(100) %
Consumer Products	15	14	(7) %
Interactive Media	8	9	11%

Total amortization of intangible assets	$49	$35	(40) %

Media Networks

Operating results for the Media Networks segment are as follows:

	Quarter Ended		% Change
(in millions)	December 31, 2011	January 1, 2011	Better/ (Worse)
Revenues
Affiliate Fees	$2,060	$1,850	11%
Advertising	2,207	2,261	(2) %
Other	512	534	(4) %

Total revenues	4,779	4,645	3%
Operating expenses	(3,046)	(3,086)	1%
Selling, general, administrative and other	(625)	(592)	(6) %
Depreciation and amortization	(59)	(57)	(4) %
Equity in the income of investees	144	156	(8) %

Operating Income	$1,193	$1,066	12%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (continued)

Revenues

The 11% increase in affiliate revenue was driven by increases of 5% from contractual rates and 4% from a change in the provisions related to annual programming commitments in an MVSP contract at Cable Networks.

Lower advertising revenues were due to an increase of $20 million at Cable Networks from $1,095 million to $1,115 million and a decrease of $74 million at Broadcasting from $1,166 million to $1,092 million. The increase at Cable Networks included a 5% increase due to higher rates and a 1% increase due to higher units sold, partially offset by a 5% decrease due to lower ratings. Advertising revenues also reflected a shift in the timing of the Rose and Fiesta Bowls and certain NBA games, relative to our fiscal period end, at ESPN. The decrease at Broadcasting reflected a 5% decrease in local television advertising revenues. Advertising revenues at the ABC Television Network were essentially flat as higher advertising rates were offset by decreased ratings and units sold.

The decline in other revenues reflected lower DVD sales of ABC Studios productions driven by Lost and Scrubs.

Costs and Expenses

Operating expenses include a decrease in programming and production costs of $52 million from $2,727 million to $2,675 million. At Cable Networks, programming and production costs were essentially flat as higher sports rights costs due to contractual rate increases for key contracts and higher programming and production costs at the worldwide Disney Channels were offset by the timing shift related to college bowl and NBA games. At Broadcasting, programming and production costs decreased $54 million driven by lower DVD sales and the absence of The Oprah Winfrey Show at our local television stations.

The increase in selling, general, administrative and other costs and expenses was driven by higher marketing costs for new series launches at the ABC Television Network.

Segment Operating Income

Segment operating income increased 12%, or $127 million, to $1.2 billion. The increase was primarily due to increases at ESPN and the worldwide Disney Channels, partially offset by a decrease at the owned television stations.

The following table provides supplemental revenue and segment operating income detail for the Media Networks segment:

	Quarter Ended		% Change
(in millions)	December 31, 2011	January 1, 2011	Better/ (Worse)
Revenues:
Cable Networks	$3,309	$3,068	8%
Broadcasting	1,470	1,577	(7) %

	$4,779	$4,645	3%

Segment operating income:
Cable Networks	$967	$771	25%
Broadcasting	226	295	(23) %

	$1,193	$1,066	12%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (continued)

Parks and Resorts

Operating results for the Parks and Resorts segment are as follows:

	Quarter Ended		% Change
(in millions)	December 31, 2011	January 1, 2011	Better/ (Worse)
Revenues
Domestic	$2,503	$2,249	11%
International	652	619	5%

Total revenues	3,155	2,868	10%
Operating expenses	(1,887)	(1,750)	(8) %
Selling, general, administrative and other	(412)	(365)	(13) %
Depreciation and amortization	(303)	(285)	(6) %

Operating Income	$553	$468	18%

Revenues

Parks and Resorts revenues increased 10%, or $287 million, to $3.2 billion due to an increase of $254 million at our domestic operations and an increase of $33 million at our international operations.

Revenue growth of 11% at our domestic operations reflected a 6% increase from higher average guest spending and a 5% increase due to volume driven by passenger cruise ship days from our newest cruise ship, the Disney Dream, which was launched in January 2011 and higher theme park attendance. Higher guest spending was primarily due to higher average ticket prices, food and beverage and daily hotel room rates.

Revenue growth of 5% at our international operations reflected a 3% increase from higher attendance and a 3% increase due to higher average guest spending, partially offset by a 2% decrease due to the absence of real estate sales at Disneyland Paris which occurred in the prior-year quarter.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (continued)

The following table presents supplemental park and hotel statistics:

	Domestic		International (2)		Total
	Quarter Ended		Quarter Ended		Quarter Ended
	December 31, 2011	January 1, 2011	December 31, 2011	January 1, 2011	December 31, 2011	January 1, 2011
Parks
Increase/ (decrease)
Attendance	3%	2%	8%	3%	4%	2%
Per Capita Guest Spending	8%	8%	1%	(5) %	6%	5%
Hotels (1)
Occupancy	85%	85%	85%	85%	85%	85%
Available Room Nights (in thousands)	2,405	2,382	619	621	3,024	3,003
Per Room Guest Spending	$256	$242	$298	$285	$264	$251

(1)

Per room guest spending consists of the average daily hotel room rate as well as guest spending on food, beverage and merchandise at the hotels. Hotel statistics include rentals of Disney Vacation Club units.

(2)

Per capita guest spending and per room guest spending include the impact of foreign currency translation. Guest spending statistics for Disneyland Paris were converted from Euros into US Dollars at weighted average exchange rates of $1.35 and $1.36 for quarters ended December 31, 2011 and January 1, 2011, respectively.

Costs and Expenses

Operating expenses include operating labor which increased by $78 million from $865 million to $943 million driven by labor cost inflation across our parks and resorts businesses and higher employee benefits costs at Walt Disney World Resort. Operating expenses also include cost of sales which increased $3 million from $311 million to $314 million driven by volume, partially offset by the absence of the costs related to prior-year real estate sales at Disneyland Paris. Operating expenses also increased due to a full period of operations of the Disney Dream which launched at the end of January 2011, costs for our new hotel and vacation club resort in Hawaii, Aulani, a Disney Resort & Spa, enhancement costs including investments in systems infrastructure at Walt Disney World Resort, and new guest offerings at Disney California Adventure.

The increase in selling, general, administrative and other costs and expenses was driven by higher marketing costs at our domestic parks and resorts and labor cost inflation.

Segment Operating Income

Segment operating income increased 18%, or $85 million, to $553 million due to increases at our domestic parks and resorts and Disney Cruise Line.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (continued)

Studio Entertainment

Operating results for the Studio Entertainment segment are as follows:

	Quarter Ended		% Change
(in millions)	December 31, 2011	January 1, 2011	Better/ (Worse)
Revenues
Theatrical distribution	$139	$329	(58) %
Home entertainment	1,004	1,043	(4) %
Television distribution and other	475	560	(15) %

Total revenues	1,618	1,932	(16) %
Operating expenses	(695)	(899)	23%
Selling, general, administrative and other	(473)	(631)	25%
Depreciation and amortization	(37)	(27)	(37) %

Operating Income	$413	$375	10%

Revenues

The decrease in theatrical distribution revenue reflected fewer Disney branded titles in wide release in the current quarter. Key titles in the prior-year quarter included Tangled and Tron: Legacy while the current quarter included The Muppets.

Lower home entertainment revenue reflected an 11% decrease due to a decline in unit sales, partially offset by a 6% increase due to higher net effective pricing which benefitted from a higher Blu-ray sales mix. Net effective pricing is the wholesale selling price adjusted for discounts, sales incentives and returns. The decrease in unit sales reflected the strength of Toy Story 3, Beauty and the Beast Platinum Release, A Christmas Carol and Sorcerer’s Apprentice in the prior-year quarter compared to Cars 2, The Lion King Platinum Release, Pirates of the Caribbean: On Stranger Tides and The Help in the current quarter, as well as lower sales of catalog titles.

The decrease in Television distribution and other revenue reflected fewer title availabilities domestically and an adverse impact from the timing of title availability, relative to our fiscal period end, in international markets.

Costs and Expenses

Operating expenses included a decrease of $140 million in film cost amortization, from $509 million to $369 million. The decrease was due to fewer Disney branded titles in theatrical markets and lower film cost write-downs in the current quarter. Operating expenses also include cost of sales and distribution expenses which decreased $64 million from $390 million to $326 million primarily due to lower home entertainment unit sales.

The decrease in selling, general, administrative and other expenses was primarily due to lower marketing expenses in theatrical distribution due to fewer Disney branded titles in the current quarter. The prior-year quarter included marketing for Tangled and Tron: Legacy whereas the current quarter included The Muppets.

Segment Operating Income

Segment operating income increased 10%, or $38 million, to $413 million primarily due to an increase in worldwide theatrical results and lower film cost write-downs, partially offset by decreases in television distribution and worldwide home entertainment results.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (continued)

Consumer Products

Operating results for the Consumer Products segment are as follows:

	Quarter Ended		% Change Better/ (Worse)
(in millions)	December 31, 2011	January 1, 2011
Revenues
Licensing and publishing	$527	$517	2%
Retail and other	421	405	4%

Total revenues	948	922	3%
Operating expenses	(408)	(393)	(4) %
Selling, general, administrative and other	(199)	(191)	(4) %
Depreciation and amortization	(28)	(26)	(8) %

Operating Income	$313	$312	– %

Revenues

The increase in licensing and publishing revenue reflected a 2% increase from a favorable impact of foreign currency translation primarily as a result of the weakening of the U.S. dollar against the Japanese Yen. Licensing revenue growth, which was driven by Cars merchandise in the current quarter compared to Toy Story and Tangled merchandise in the prior-year quarter, was offset by a higher revenue share with the Studio Entertainment segment.

Higher retail and other revenues reflected a 4% increase primarily due to higher sales at our retail business driven by new stores in North America and holiday season promotions.

Costs and Expenses

Operating expenses included an increase of $5 million in cost of goods sold, from $203 million to $208 million, driven by higher sales volume at our retail business. Operating expenses also included a 2% increase due to higher distribution expenses and labor costs primarily at our retail business.

The increase in selling, general, administrative and other expenses was driven by higher marketing expense and promotions at our licensing business.

Operating Income

Segment operating income for the quarter was comparable to the prior-year quarter.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (continued)

Interactive Media

Operating results for the Interactive Media segment are as follows:

	Quarter Ended		% Change Better/ (Worse)
(in millions)	December 31, 2011	January 1, 2011
Revenues
Game sales and subscriptions	$217	$296	(27) %
Advertising and other	62	53	17%

Total revenues	279	349	(20) %
Operating expenses	(163)	(190)	14%
Selling, general, administrative and other	(132)	(158)	16%
Depreciation and amortization	(12)	(14)	14%

Operating Loss	$(28)	$(13)	nm

Revenues

Lower game sales and subscriptions revenue reflected a 31% decrease due to a decline in console game unit sales and a 7% decrease due to lower net effective pricing of console games, reflecting the strong performance of Epic Mickey in the prior-year quarter and fewer releases in the current quarter consistent with our ongoing shift from console games to social and other interactive platforms. Significant current quarter titles included Disney Universe while the prior-year quarter included Toy Story 3 and Tron: Evolution in addition to Epic Mickey. The decrease was partially offset by a 9% increase due to higher social game revenue reflecting lower acquisition accounting impacts which were adverse to the prior-year quarter and improved title performance in the current quarter.

Higher advertising and other revenue was driven by services and handset sales revenue at our mobile phone service in Japan due to increased subscribers and the launch of two new handsets in the current quarter.

Costs and Expenses

Operating expenses for the quarter included a decrease in product development costs from $76 million to $71 million driven by decreased console game development. The decrease in operating expenses also reflected a 12% decrease in cost of sales driven by lower unit sales of console games.

The decrease in selling, general, administrative and other expenses was primarily due to lower marketing costs at our console game business driven by fewer releases in the current quarter.

Operating Loss

Segment operating loss was $28 million compared to $13 million in the prior-year quarter driven by a decrease at our console game business partially offset by improved social games results.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (continued)

OTHER FINANCIAL INFORMATION

Corporate and Unallocated Shared Expenses

Corporate and unallocated shared expense is as follows:

	Quarter Ended		% Change Better/ (Worse)
(in millions)	December 31, 2011	January 1, 2011
Corporate and unallocated shared expenses	$(107)	$(112)	4%

Net Interest Expense

Net interest expense is as follows:

	000000000000	000000000000	000000000000
	Quarter Ended		% Change Better/ (Worse)
(in millions)	December 31, 2011	January 1, 2011
Interest expense	$(116)	$(100)	(16) %
Interest and investment income	26	5	>100%

Net interest expense	$(90)	$(95)	5%

The increase in interest expense was driven by higher average debt balances.

The increase in interest and investment income for the quarter was driven by a gain on the sale of an investment and lower investment impairments in the current quarter.

Income Taxes

The effective income tax rate is as follows:

	0000000000000	0000000000000	0000000000000
	Quarter Ended		Change Better/ (Worse)
	December 31, 2011	January 1, 2011
Effective income tax rate	32.1%	35.4%	3.3 ppt

The effective income tax rate for the quarter decreased to 32.1% from 35.4%. The prior-year quarter included a net adverse tax rate impact of 2.5 percentage points from a gain on sale of business and an impairment charge.

In the prior-year quarter we recognized a gain on the sale of Miramax, and our book value of Miramax included non-deductible goodwill such that the taxable gain on the sale of Miramax resulted in tax expense that exceeded the book gain and an increase in the effective tax rate. The prior-year impairment charge related to assets that had tax basis in excess of the book value resulting in a tax benefit that exceeded the pre-tax impairment charge and a decrease in the effective tax rate.

Noncontrolling Interests

Net income attributable to noncontrolling interests is as follows:

	Quarter Ended		% Change Better/ (Worse)
(in millions)	December 31, 2011	January 1, 2011
Net income attributable to noncontrolling interests	$(57)	$(32)	(78) %

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (continued)

Net income attributable to noncontrolling interests increased $25 million to $57 million primarily due to higher results at ESPN. Net income attributable to noncontrolling interests is determined based on income after royalties, financing costs and income taxes.

FINANCIAL CONDITION

The change in cash and cash equivalents is as follows:

	Quarter Ended		Change Better/ (Worse)
(in millions)	December 31, 2011	January 1, 2011
Cash provided by operations	$ 1,734	$ 1,119	$615
Cash used in investing activities	(978)	(881)	(97)
Cash (used)/provided by financing activities	(130)	99	(229)
Impact of exchange rates on cash and cash equivalents	(45)	(20)	(25)

Increase in cash and cash equivalents	$ 581	$ 317	$264

Operating Activities

Cash provided by operating activities of $1.7 billion for the current quarter increased 55% as compared to the prior-year quarter. The increase was due to higher operating cash receipts primarily due to higher collections of receivable balances at our Studio Entertainment, Parks and Resorts and Media Networks businesses, and higher revenues at Parks and Resorts, partially offset by lower revenues at Studio Entertainment. Additionally, operating cash flow benefitted from decreased cash payments driven by the timing of accounts payable disbursements at Corporate and lower marketing and distribution costs at our Studio Entertainment business, partially offset by higher cash payments at Media Networks and Parks and Resorts. The increase in cash payments at Media Networks was driven by higher investment in television programming and production, while the increase in cash payments at Parks and Resorts was driven by operating costs for our newest cruise ship, Disney Dream, costs for our new hotel and vacation club resort in Hawaii, investments in systems infrastructure and labor cost inflation.

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

The Company’s film and television production and programming activity for the quarter ended December 31, 2011 and January 1, 2011 are as follows:

	Quarter Ended
(in millions)	December 31, 2011	January 1, 2011
Beginning balances:
Production and programming assets	$5,031	$5,451
Programming liabilities	(866)	(990)

	4,165	4,461

Spending:
Film and television production	918	781
Broadcast programming	1,760	1,664

	2,678	2,445

Amortization:
Film and television production	(706)	(834)
Broadcast programming	(1,716)	(1,705)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (continued)

	(2,422)	(2,539)

Change in film and television production and programming costs	256	(94)
Other non-cash activity	8	(45)

Ending balances:
Production and programming assets	5,399	5,469
Programming liabilities	(970)	(1,147)

	$4,429	$4,322

Investing Activities

Investing activities consist principally of investments in parks, resorts, and other property and acquisition and divestiture activity.

During the quarter ended December 31, 2011 and January 1, 2011, investments in parks, resorts and other properties were as follows:

	Quarter Ended
(in millions)	December 31, 2011	January 1, 2011
Media Networks
Cable Networks	$ 20	$ 12
Broadcasting	10	21

Total Media Networks	30	33

Parks and Resorts
Domestic	358	1,012
International	123	76

Total Parks and Resorts	481	1,088

Studio Entertainment	17	24
Consumer Products	16	13
Interactive Media	4	4
Corporate	86	51

Total investment in parks, resorts and other property	$ 634	$ 1,213

Capital expenditures for the Parks and Resorts segment are principally for theme park and resort expansion, new rides and attractions, cruise ships, recurring capital and capital improvements. The decrease in capital expenditures was due to the final payment on the Disney Dream which occurred during our first quarter of fiscal 2011 compared to the final payment on the Disney Fantasy which will occur in the second quarter of fiscal 2012. This decrease was partially offset by higher current year expenditures for theme park and resort expansions and new guest offerings at Walt Disney World Resort and the development of Shanghai Disney Resort.

Capital expenditures at Media Networks primarily reflect investments in facilities and equipment for expanding and upgrading broadcast centers, production facilities, and television station facilities.

Capital expenditures at Corporate primarily reflect investments in information technology and other equipment and corporate facilities. The increase was driven by investments in corporate facilities.

Other Investing Activities

During the current quarter, acquisitions totaled $361 million primarily due to the acquisition of a 49% interest in Seven TV network in Russia.

The prior-year quarter included proceeds from dispositions totaling $556 million primarily due to the sale of Miramax. Acquisitions in the prior year totaled $163 million due to payments related to the acquisition of Playdom, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (continued)

Financing Activities

Cash used by financing activities was $130 million for the current quarter compared to cash provided by financing activities of $99 million for the prior-year quarter. The change of $229 million was primarily due to lower proceeds from exercises of stock options.

During the quarter ended December 31, 2011, the Company’s borrowing activity was as follows:

	October 1, 2011	Additions	Payments	Other Activity	December 31, 2011
Commercial paper borrowings	$1,583	$–	$(976)	$–	$607
U.S. medium-term notes	8,400	1,590	–	1	9,991
Other foreign currency denominated borrowings	1,020	–	–	(3)	1,017
Other	663	–	(29)	(8)	626
Disneyland Paris borrowings (1)	1,981	–	(37)	(83)	1,861
Hong Kong Disneyland borrowings (2)	330	–	–	(46)	284

Total	$13,977	$1,590	$(1,042)	$(139)	$14,386

(1)	The other activity is primarily the impact of foreign currency translation as a result of the strengthening of the U.S. dollar against the Euro.
(2)	The other activity is due to the conversion of a portion of the Government of the Hong Kong Special Administrative Region’s (HKSAR) loan to equity pursuant to a capital realignment and expansion plan.

The Company’s bank facilities as of December 31, 2011 were as follows:

(in millions)	Committed Capacity	Capacity Used	Unused Capacity
Bank facilities expiring February 2013	$2,250	$–	$2,250
Bank facilities expiring February 2015	2,250	47	2,203

Total	$4,500	$47	$4,453

These bank facilities allow for borrowings at LIBOR-based rates plus a spread, which depends on the Company’s public debt rating and can range from 0.33% to 4.50%. The Company also has the ability to issue up to $800 million of letters of credit under the facility expiring in February 2015, which if utilized, reduces available borrowings under this facility. As of December 31, 2011, $511 million of letters of credit had been issued of which $47 million was issued under this facility.

The Company may use commercial paper borrowings up to the amount of its unused bank facilities, in conjunction with term debt issuance and operating cash flow, to retire or refinance other borrowings before or as they come due.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (continued)

On November 30, 2011, the Company declared a $0.60 per share dividend ($1.1 billion) related to fiscal 2011 for shareholders of record on December 16, 2011, which was paid on January 18, 2012. The Company paid a $0.40 per share dividend ($756 million) during the second quarter of fiscal 2011 related to fiscal 2010.

During the quarter ended December 31, 2011, the Company repurchased 23 million shares of its common stock for $800 million. As of December 31, 2011, the Company had remaining authorization in place to repurchase 282 million additional shares. The repurchase program does not have an expiration date.

We believe that the Company’s financial condition is strong and that its cash balances, other liquid assets, operating cash flows, access to debt and equity capital markets and borrowing capacity, taken together, provide adequate resources to fund ongoing operating requirements and future capital expenditures related to the expansion of existing businesses and development of new projects. However, the Company’s operating cash flow and access to the capital markets can be impacted by macroeconomic factors outside of its control. In addition to macroeconomic factors, the Company’s borrowing costs can be impacted by short- and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on the Company’s performance as measured by certain credit metrics such as interest coverage and leverage ratios. As of December 31, 2011, Moody’s Investors Service’s long- and short-term debt ratings for the Company were A2 and P-1, respectively, with stable outlook; Standard & Poor’s long- and short-term debt ratings for the Company were A and A-1, respectively, with stable outlook; and Fitch’s long- and short-term debt ratings for the Company were A and F-1, respectively, with stable outlook. The Company’s bank facilities contain only one financial covenant, relating to interest coverage, which the Company met on December 31, 2011, by a significant margin. The Company’s bank facilities also specifically exclude certain entities, such as Disneyland Paris, Hong Kong Disneyland and Shanghai Disney Resort, from any representations, covenants or events of default.

Disneyland Paris has in its debt agreements certain annual financial performance objectives and limits on investing and financing activities. In fiscal 2011, Disneyland Paris did not meet its annual performance objectives and deferred €25 million of royalties and management fees payable to the Company and €20 million of interest payable to a French state bank. Additionally, as a result of the fact that the performance objectives were not met, certain of Disneyland Paris’s investment activities were further limited by the debt agreements.

Disneyland Paris is also subject to certain financial covenants and was in compliance with such covenants with the assistance of the Company’s agreement, as permitted under the debt agreements, to defer an additional €9 million of royalties payable to the Company into subordinated long-term borrowings.

On January 6, 2012, Disneyland Paris obtained its lenders’ agreement to increase the recurring annual investment budget for fiscal year 2012 up to €100 million and to launch a multi-year expansion of the Walt Disney Studios Park, which includes a new attraction. In connection with lenders’ approval, Disneyland Paris obtained a standby revolving credit facility of €150 million from the Company, which expires on September 30, 2018. The new facility is in addition to an existing €100 million facility provided by the Company which expires on September 30, 2014.

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

Guarantees

See Note 11 to the Condensed Consolidated Financial Statements for information regarding the Company’s guarantees.

Tax Matters

As disclosed in Note 10 to the Consolidated Financial Statements in the 2011 Annual Report on Form 10-K, the Company has exposure for certain tax matters.

Contractual Commitments

Refer to Note 15 in the Consolidated Financial Statements in the 2011 Annual Report on Form 10-K for information regarding the Company’s contractual commitments.

OTHER MATTERS

Accounting Policies and Estimates

We believe that the application of the following accounting policies, which are important to our financial position and results of operations, require significant judgments and estimates on the part of management. For a summary of our significant accounting policies, including the accounting policies discussed below, see Note 2 to the Consolidated Financial Statements in the 2011 Annual Report on Form 10-K.

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

Revenue Recognition

The Company has revenue recognition policies for its various operating segments that are appropriate to the circumstances of each business. See Note 2 to the Consolidated Financial Statements in the 2011 Annual Report on Form 10-K as for a summary of these revenue recognition policies.

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

Pension and Postretirement Medical Plan Actuarial Assumptions

The Company’s pension and postretirement medical benefit obligations and related costs are calculated using a number of actuarial assumptions. Two critical assumptions, the discount rate and the expected return on plan assets, are important elements of expense and/or liability measurement which we evaluate annually. Refer to the 2011 Annual Report on Form 10-K for estimated impacts of changes in these assumptions. Other assumptions include the healthcare cost trend rate and employee demographic factors such as retirement patterns, mortality, turnover and rate of compensation increase.

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

Based on their evaluation as of December 31, 2011, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

There have been no changes in our internal controls over financial reporting during the first quarter of fiscal 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1A.  Risk Factors

The Private Securities Litigation Reform Act of 1995 (the Act) provides a safe harbor for “forward-looking statements” made by or on behalf of the Company. We may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to our shareholders. All forward-looking statements are made on the basis of management’s views and assumptions regarding future events and business performance as of the time the statements are made and the Company does not undertake any obligation to update its disclosure relating to forward looking matters. Actual results may differ materially from those expressed or implied. Such differences may result from actions taken by the Company, including restructuring or strategic initiatives (including capital investments or asset acquisitions or dispositions), as well as from developments beyond the Company’s control, including: changes in domestic and global economic conditions, competitive conditions and consumer preferences; adverse weather conditions or natural disasters; health concerns; international, political or military developments; and technological developments. Such developments may affect travel and leisure businesses generally and may, among other things, affect the performance of the Company’s theatrical and home entertainment releases, the advertising market for broadcast and cable television programming, expenses of providing medical and pension benefits, demand for our products and performance of some or all company businesses either directly or through their impact on those who distribute our products. Additional factors are discussed in the 2011 Annual Report on Form 10-K under the Item 1A, “Risk Factors.”

PART II. OTHER INFORMATION (continued)

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended December 31, 2011:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October 2, 2011 – October 31, 2011	9,005,630	$ 32.57	8,903,000	296 million
November 1, 2011 – November 30, 2011	8,034,073	34.95	7,949,625	288 million
December 1, 2011 – December 31, 2011	6,539,028	36.20	6,423,404	282 million

Total	23,578,731	34.39	23,276,029	282 million

(1)	302,702 shares were purchased on the open market to provide shares to participants in the Walt Disney Investment Plan (WDIP) and Employee Stock Purchase Plan (ESPP). These purchases were not made pursuant to a publicly announced repurchase plan or program.

(2)	Under a share repurchase program implemented effective June 10, 1998, the Company is authorized to repurchase shares of its common stock. On March 22, 2011, the Company’s Board of Directors increased the repurchase authorization to a total of 400 million shares as of that date. The repurchase program does not have an expiration date.

ITEM 6.  Exhibits

See Index of Exhibits.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WALT DISNEY COMPANY
(Registrant)

By:	/s/ JAMES A. RASULO
James A. Rasulo, Senior Executive Vice President and Chief Financial Officer

February 7, 2012

Burbank, California

INDEX OF EXHIBITS

Number and Description of Exhibit (Numbers Coincide with Item 601 of Regulation S-K)		Document Incorporated by Reference from a Previous Filing or Filed Herewith, as Indicated below

10.1	First Amendment dated December 13, 2011 to the Disney Savings and Investment Plan as amended and restated effective January 1, 2010	Filed herewith

31(a)	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31(b)	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32(a)	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished

32(b)	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Equity and (v) related notes

Filed

*      A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.