Form 10-Q
period 2012-03-31
WALT DISNEY CO/
filed 2012-05-08
CIK 1001039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes     ☐  No    ☒

There were 1,787,364,734 shares of common stock outstanding as of May 1, 2012.

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

THE WALT DISNEY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited; in millions, except per share data)

	Quarter Ended		Six Months Ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Revenues	$9,629	$9,077	$20,408	$19,793
Costs and expenses	(7,942)	(7,549)	(16,529)	(16,325)
Restructuring and impairment charges	(38)	—	(44)	(12)
Other income	184	—	184	75
Net interest expense	(95)	(83)	(185)	(178)
Equity in the income of investees	138	123	283	279

Income before income taxes	1,876	1,568	4,117	3,632
Income taxes	(650)	(558)	(1,370)	(1,288)

Net income	1,226	1,010	2,747	2,344
Less: Net income attributable to noncontrolling interests	(83)	(68)	(140)	(100)

Net income attributable to The Walt Disney Company (Disney)	$1,143	$942	$2,607	$2,244

Earnings per share attributable to Disney:
Diluted	$0.63	$0.49	$1.43	$1.16

Basic	$0.64	$0.50	$1.45	$1.18

Weighted average number of common and common equivalent shares outstanding:
Diluted	1,818	1,934	1,821	1,930

Basic	1,793	1,899	1,795	1,895

See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited; in millions, except per share data)

	March 31, 2012	October 1, 2011
ASSETS
Current assets
Cash and cash equivalents	$3,731	$3,185
Receivables	6,283	6,182
Inventories	1,503	1,595
Television costs	964	674
Deferred income taxes	1,468	1,487
Other current assets	588	634

Total current assets	14,537	13,757
Film and television costs	4,595	4,357
Investments	2,484	2,435
Parks, resorts and other property, at cost
Attractions, buildings and equipment	36,922	35,515
Accumulated depreciation	(20,173)	(19,572)

	16,749	15,943
Projects in progress	2,923	2,625
Land	1,170	1,127

	20,842	19,695
Intangible assets, net	5,142	5,121
Goodwill	25,113	24,145
Other assets	2,520	2,614

Total assets	$75,233	$72,124

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and other accrued liabilities	$5,908	$6,362
Current portion of borrowings	3,447	3,055
Unearned royalties and other advances	3,369	2,671

Total current liabilities	12,724	12,088
Borrowings	12,582	10,922
Deferred income taxes	3,206	2,866
Other long-term liabilities	6,809	6,795
Commitments and contingencies
Disney Shareholders’ equity
Preferred stock, $.01 par value
Authorized – 100 million shares, Issued – none	—	—
Common stock, $.01 par value
Authorized – 4.6 billion shares, Issued – 2.8 billion shares	30,948	30,296
Retained earnings	39,907	38,375
Accumulated other comprehensive loss	(2,481)	(2,630)

	68,374	66,041
Treasury stock, at cost, 982.5 million shares at March 31, 2012 and 937.8 million shares at October 1, 2011	(30,325)	(28,656)

Total Disney Shareholders’ equity	38,049	37,385
Noncontrolling interests	1,863	2,068

Total equity	39,912	39,453

Total liabilities and equity	$75,233	$72,124

See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in millions)

	Six Months Ended
	March 31, 2012	April 2, 2011
OPERATING ACTIVITIES
Net income	$2,747	$2,344
Depreciation and amortization	973	903
Gains on acquisitions and dispositions	(184)	(75)
Deferred income taxes	236	195
Equity in the income of investees	(283)	(279)
Cash distributions received from equity investees	315	295
Net change in film and television costs	(496)	(184)
Equity-based compensation	208	212
Impairment charges	4	10
Other	12	(52)
Changes in operating assets and liabilities:
Receivables	188	(21)
Inventories	70	(30)
Other assets	67	28
Accounts payable and other accrued liabilities	60	2
Income taxes	(371)	(280)

Cash provided by operations	3,546	3,068

INVESTING ACTIVITIES
Investments in parks, resorts and other property	(2,111)	(1,845)
Proceeds from dispositions	15	566
Acquisitions	(726)	(171)
Other	41	(106)

Cash used in investing activities	(2,781)	(1,556)

FINANCING ACTIVITIES
Commercial paper (repayments)/borrowings, net	290	470
Borrowings	3,159	—
Reduction of borrowings	(1,545)	(73)
Dividends	(1,076)	(756)
Repurchases of common stock	(1,669)	(1,602)
Proceeds from exercise of stock options	524	1,018
Other	91	(264)

Cash used in financing activities	(226)	(1,207)

Impact of exchange rates on cash and cash equivalents	7	67

Increase in cash and cash equivalents	546	372
Cash and cash equivalents, beginning of period	3,185	2,722

Cash and cash equivalents, end of period	$3,731	$3,094

See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(unaudited; in millions)

	Quarter Ended
	March 31, 2012			April 2, 2011
	Disney Shareholders	Non- controlling Interests	Total Equity	Disney Shareholders	Non- controlling Interests	Total Equity
Beginning Balance	$37,257	$2,166	$39,423	$37,797	$1,942	$39,739
Net income	1,143	83	1,226	942	68	1,010
Other comprehensive income/(loss):
Market value adjustments for hedges and investments	24	—	24	(21)	—	(21)
Pension and postretirement medical adjustments	33	—	33	42	—	42
Foreign currency translation and other	36	1	37	29	16	45

Other comprehensive income	93	1	94	50	16	66

Comprehensive income	1,236	84	1,320	992	84	1,076
Equity compensation activity	423	—	423	667	—	667
Common stock repurchases	(869)	—	(869)	(805)	—	(805)
Distributions and other	2	(387)	(385)	(1)	(364)	(365)

Ending Balance	$38,049	$1,863	$39,912	$38,650	$1,662	$40,312

See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (cont’d)

(unaudited; in millions)

	Six Months Ended
	March 31, 2012			April 2, 2011
	Disney Shareholders	Non- controlling Interests	Total Equity	Disney Shareholders	Non- controlling Interests	Total Equity
Beginning Balance	$37,385	$2,068	$39,453	$37,519	$1,823	$39,342
Net income	2,607	140	2,747	2,244	100	2,344
Other comprehensive income/(loss):
Market value adjustments for hedges and investments	56	—	56	(54)	—	(54)
Pension and postretirement medical adjustments	88	—	88	78	—	78
Foreign currency translation and other	5	(5)	—	20	8	28

Other comprehensive income	149	(5)	144	44	8	52

Comprehensive income	2,756	135	2,891	2,288	108	2,396
Equity compensation activity	653	—	653	1,202	—	1,202
Dividends	(1,076)	—	(1,076)	(756)	—	(756)
Common stock repurchases	(1,669)	—	(1,669)	(1,602)	—	(1,602)
Distributions and other	—	(340)	(340)	(1)	(269)	(270)

Ending Balance	$38,049	$1,863	$39,912	$38,650	$1,662	$40,312

See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

1. Principles of Consolidation

These Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. We believe that we have included all normal recurring adjustments necessary for a fair statement of the results for the interim period. Operating results for the quarter and six months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending September 29, 2012. Certain reclassifications have been made in the prior year financial statements to conform to the current year presentation.

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

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

	Quarter Ended		Six Months Ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Revenues(1):
Media Networks	$4,692	$4,322	$9,471	$8,967
Parks and Resorts	2,899	2,630	6,054	5,498
Studio Entertainment	1,180	1,340	2,798	3,272
Consumer Products	679	626	1,627	1,548
Interactive Media	179	159	458	508

	$9,629	$9,077	$20,408	$19,793

Segment operating income (loss) (1):
Media Networks	$1,729	$1,524	$2,922	$2,590
Parks and Resorts	222	145	775	613
Studio Entertainment	(84)	77	329	452
Consumer Products	148	142	461	454
Interactive Media	(70)	(115)	(98)	(128)

	$1,945	$1,773	$4,389	$3,981

(1)

Studio Entertainment segment revenues and operating income include an allocation of Consumer Products and Interactive Media revenues which is meant to reflect royalties on sales of merchandise based on certain Studio film properties. The increases/(decreases) related to these allocations on segment revenues and operating income as reported in the above table are as follows:

	Quarter Ended		Six Months Ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Studio Entertainment	$54	$45	$130	$118
Consumer Products	(53)	(44)	(129)	(116)
Interactive Media	(1)	(1)	(1)	(2)

	$—	$—	$—	$—

A reconciliation of segment operating income to income before income taxes is as follows:

	Quarter Ended		Six Months Ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Segment operating income	$1,945	$1,773	$4,389	$3,981
Corporate and unallocated shared expenses	(120)	(122)	(227)	(234)
Restructuring and impairment charges	(38)	—	(44)	(12)
Other income	184	—	184	75
Net interest expense	(95)	(83)	(185)	(178)

Income before income taxes	$1,876	$1,568	$4,117	$3,632

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

3. Acquisitions

UTV

Pursuant to a delisting offer process governed by Indian law, on February 2, 2012, the Company purchased additional publicly held shares and all of the shares held by the founder of UTV Software Communications Limited (UTV), a media and entertainment company headquartered and publicly traded in India, for $377 million. The purchase increased the Company’s ownership interest to 93% from 50%. As a result, the Company changed its accounting for UTV from an investment under the equity method to consolidation of UTV as a subsidiary. The acquisition of UTV supports the Company’s strategic priority of increasing its brand presence and reach in key international markets.

Upon consolidation, the Company recognized a non-cash gain of $184 million ($116 million after tax) as a result of adjusting the carrying value of the 50% equity investment to its estimated fair value of $405 million. The gain was recorded in “Other Income” in the Condensed Consolidated Statement of Income. The fair value was determined based on the Company’s internal valuation of the UTV business using an income approach (discounted cash flow model) which the Company believes provides the most appropriate indicator of fair value.

The Company has performed a preliminary allocation of the purchase price to the estimated fair value of the tangible and intangible assets acquired and liabilities assumed. The majority of the purchase price along with the debt assumed and fair value of our 50% equity investment has been allocated to goodwill, which is not amortizable for tax purposes. The goodwill reflects the synergies and increased Indian market penetration expected from combining the operations of UTV and the Company.

In accordance with Indian securities regulation, the Company can be required to purchase any outstanding UTV shares at the election of each remaining UTV shareholder for 1,100 Indian rupees per share until March 16, 2013 (approximately $85 million in total for the remaining shares). To date, the Company has paid $54 million to acquire an incremental 5% interest.

Seven TV

On November 18, 2011, the Company acquired a 49% ownership interest in Seven TV, a broadcast television network in Russia for $300 million. Seven TV was converted to an ad-supported, free-to-air Disney Channel in Russia. The Company accounts for its interest in Seven TV as an equity method investment.

AETN

On March 26, 2012, NBCUniversal exercised an option that requires A&E Television Networks LLC (AETN) to redeem a substantial portion of NBCUniversal’s 15.8% equity interest in AETN. The transaction is expected to close following determination of the value of NBCUniversal’s equity interest. The Company expects that it will continue to account for its interest in AETN as an equity method investment.

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

Goodwill

The changes in the carrying amount of goodwill for the six months ended March 31, 2012, are as follows:

	Media Networks	Parks and Resorts	Studio Entertainment	Consumer Products	Interactive Media	Total
Balance at Oct. 1, 2011	$15,728	$172	$5,284	$1,797	$1,164	$24,145
Acquisitions	461	—	424	—	130	1,015
Disposition	—	—	(1)	(3)	—	(4)
Other, net	(19)	—	(20)	—	(4)	(43)

Balance at March 31, 2012	$16,170	$172	$5,687	$1,794	$1,290	$25,113

The carrying amount of goodwill at March 31, 2012 and October 1, 2011 includes accumulated impairments of $29 million at Interactive Media.

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

5. Borrowings

During the six months ended March 31, 2012, the Company’s borrowing activity was as follows:

	October 1, 2011	Additions	Payments	Other Activity	March 31, 2012
Commercial paper borrowings	$1,583	$290	$—	$—	$1,873
U.S. medium-term notes	8,400	2,977	(1,250)	3	10,130
European medium term notes and other foreign currency denominated notes (1)	1,111	180	(172)	205	1,324
Other	572	2	(58)	33	549
Disneyland Paris borrowings	1,981	—	(82)	(32)	1,867
Hong Kong Disneyland borrowings (2)	330	—	—	(44)	286

Total	$13,977	$3,449	$(1,562)	$165	$16,029

(1)	The other activity is primarily borrowings assumed in the acquisition of UTV.
(2)	The other activity reflects the conversion of a portion of the Government of the Hong Kong Special Administrative Region’s loan to equity pursuant to a capital realignment and expansion plan.

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

The following tables present summarized balance sheet information for the Company as of March 31, 2012 and October 1, 2011, reflecting the impact of consolidating the balance sheets of the International Theme Parks.

	As of March 31, 2012
	Before International Theme Parks Consolidation	International Theme Parks and Adjustments	Total
Cash and cash equivalents	$3,097	$634	$3,731
Other current assets	10,544	262	10,806

Total current assets	13,641	896	14,537
Investments	3,939	(1,455)	2,484
Fixed assets	16,426	4,416	20,842
Other assets	37,270	100	37,370

Total assets	$71,276	$3,957	$75,233

Current portion of borrowings	$3,253	$194	$3,447
Other current liabilities	8,736	541	9,277

Total current liabilities	11,989	735	12,724
Borrowings	10,623	1,959	12,582
Deferred income taxes and other long-term liabilities	9,858	157	10,015
Equity	38,806	1,106	39,912

Total liabilities and equity	$71,276	$3,957	$75,233

	As of October 1, 2011
	Before International Theme Parks Consolidation	International Theme Parks and Adjustments	Total
Cash and cash equivalents	$2,407	$778	$3,185
Other current assets	10,323	249	10,572

Total current assets	12,730	1,027	13,757
Investments	3,791	(1,356)	2,435
Fixed assets	15,386	4,309	19,695
Other assets	36,137	100	36,237

Total assets	$68,044	$4,080	$72,124

Current portion of borrowings	$2,866	$189	$3,055
Other current liabilities	8,459	574	9,033

Total current liabilities	11,325	763	12,088
Borrowings	8,800	2,122	10,922
Deferred income taxes and other long-term liabilities	9,507	154	9,661
Equity	38,412	1,041	39,453

Total liabilities and equity	$68,044	$4,080	$72,124

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

The following table presents summarized income statement information of the Company for the six months ended March 31, 2012, reflecting the impact of consolidating the income statements of the International Theme Parks.

	Before International Theme Parks Consolidation (1)	International Theme Parks and Adjustments	Total
Revenues	$19,424	$984	$20,408
Cost and expenses	(15,489)	(1,040)	(16,529)
Restructuring and impairment charges	(44)	—	(44)
Other income	184	—	184
Net interest expense	(146)	(39)	(185)
Equity in the income of investees	237	46	283

Income before income taxes	4,166	(49)	4,117
Income taxes	(1,370)	—	(1,370)

Net income	$2,796	$(49)	$2,747

(1)

These amounts include the International Theme Parks under the equity method of accounting. As such, royalty and management fee income from these operations is included in Revenues and our share of their net income/(loss) is included in Equity in the income of investees. There were $9 million in royalties and management fees recognized for the six months ended March 31, 2012.

The following table presents summarized cash flow statement information of the Company for the six months ended March 31, 2012, reflecting the impact of consolidating the cash flow statements of the International Theme Parks.

	Before International Theme Parks Consolidation	International Theme Parks and Adjustments	Total
Cash provided by operations	$3,417	$129	$3,546
Investments in parks, resorts and other property	(1,801)	(310)	(2,111)
Other investing activities	(767)	97	(670)
Cash used by financing activities	(178)	(48)	(226)
Impact of exchange rates on cash and cash equivalents	19	(12)	7

Increase/(decrease) in cash and cash equivalents	690	(144)	546
Cash and cash equivalents, beginning of period	2,407	778	3,185

Cash and cash equivalents, end of period	$3,097	$634	$3,731

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

7. Pension and Other Benefit Programs

The components of net periodic benefit cost are as follows:

	Pension Plans				Postretirement Medical Plans
	Quarter Ended		Six Months Ended		Quarter Ended		Six Months Ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Service cost	$69	$73	$139	$147	$6	$5	$11	$10
Interest cost	109	104	219	207	18	16	37	33
Expected return on plan assets	(129)	(110)	(257)	(220)	(6)	(6)	(12)	(12)
Amortization of prior year service costs	4	4	7	7	—	—	(1)	(1)
Recognized net actuarial loss	78	57	155	114	8	2	16	4

Net periodic benefit cost	$131	$128	$263	$255	$26	$17	$51	$34

During the six months ended March 31, 2012, the Company made contributions to its pension and postretirement medical plans totaling $99 million. The Company expects total pension and postretirement medical plan contributions in fiscal 2012 of approximately $325 million to $375 million including discretionary contributions above the minimum requirements. Final minimum funding requirements for fiscal 2012 will be determined based on our January 1, 2012 funding actuarial valuation which will be available in late fiscal 2012.

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

	Quarter Ended		Six Months Ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Shares (in millions):
Weighted average number of common shares outstanding (basic)	1,793	1,899	1,795	1,895
Weighted average dilutive impact of equity-based compensation awards	25	35	26	35

Weighted average number of common and common equivalent shares outstanding (diluted)	1,818	1,934	1,821	1,930

Awards excluded from diluted earnings per share	19	11	15	6

9. Equity

On November 30, 2011, the Company declared a $0.60 per share dividend ($1.1 billion) related to fiscal 2011 for shareholders of record on December 16, 2011, which was paid on January 18, 2012. The Company paid a $0.40 per share dividend ($756 million) during the second quarter of fiscal 2011 related to fiscal 2010.

During the six months ended March 31, 2012, the Company repurchased 45 million shares of its common stock for $1,669 million. As of March 31, 2012, the Company had remaining authorization in place to repurchase 260 million additional shares. The repurchase program does not have an expiration date.

The par value of the Company’s outstanding common stock totaled approximately $28 million.

Accumulated other comprehensive income (loss), net of tax, is as follows:

	March 31, 2012	October 1, 2011
Market value adjustments for investments and hedges	$8	$(48)
Foreign currency translation and other	48	43
Unrecognized pension and postretirement medical expense	(2,537)	(2,625)

Accumulated other comprehensive income (loss) (1)	$(2,481)	$(2,630)

(1)	Accumulated other comprehensive income (loss) and components of other comprehensive income (loss) are net of 37% estimated tax

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

10. Equity-Based Compensation

The amount of compensation expense related to stock options, stock appreciation rights and restricted stock units (RSUs) is as follows:

	Quarter Ended		Six Months Ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Stock options/rights (1)	$29	$38	$60	$74
RSUs	84	80	157	147

Total equity-based compensation expense (2)	$113	$118	$217	$221

Equity-based compensation expense capitalized during the period	$15	$17	$28	$34

(1)	Includes stock appreciation rights issued in connection with acquisition of Playdom
(2)

Equity-based compensation expense is net of capitalized equity-based compensation and excludes amortization of previously capitalized equity-based compensation costs. During the quarter and six months ended March 31, 2012, amortization of previously capitalized equity-based compensation totaled $16 million and $24 million, respectively. During the quarter and six months ended April 2, 2011, amortization of previously capitalized equity-based compensation totaled $6 million and $35 million, respectively.

Unrecognized compensation cost related to unvested stock options/rights and RSUs totaled approximately $217 million and $734 million, respectively, as of March 31, 2012.

The weighted average grant date fair values of options issued during the six months ended March 31, 2012, and April 2, 2011 were $10.58 and $10.96, respectively.

During the six months ended March 31, 2012, the Company made equity compensation grants totaling 18.8 million units, which included its regular annual grant issued in January, 2012, consisting of 9.8 million stock options and 8.6 million RSUs, of which 0.5 million RSUs included market and performance conditions.

In March 2012, shareholders of the Company approved the amended 2011 Stock Incentive Plan, which increased the number of shares authorized to be awarded as grants by an incremental 15 million shares. Following this amendment, the maximum number of shares available for issuance (assuming all the awards are in the form of stock options) was approximately 131 million shares and the number available for issuance assuming all awards are in the form of restricted stock units was approximately 66 million shares.

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

Contractual Guarantees

The Company has guaranteed bond issuances by the Anaheim Public Authority that were used by the City of Anaheim to finance construction of infrastructure and a public parking facility adjacent to the Disneyland Resort. Revenues from sales, occupancy and property taxes from the Disneyland Resort and non-Disney hotels are used by the City of Anaheim to repay the bonds. In the event of a debt service shortfall, the Company will be responsible to fund the shortfall. As of March 31, 2012, the remaining debt service obligation guaranteed by the Company was $355 million, of which $84 million was principal. To the extent that tax revenues exceed the debt service payments in subsequent periods, the Company would be reimbursed for any previously funded shortfalls. To date, tax revenues have exceeded the debt service payments for the Anaheim bonds.

ESPN STAR Sports, a joint venture in which ESPN owns a 50% equity interest, has an agreement for global programming rights to International Cricket Council events from 2007 through 2015. Under the terms of the agreement, ESPN and the other joint-venture partner have jointly guaranteed the programming rights obligation of approximately $0.6 billion over the remaining term of the agreement.

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

The Company estimates the allowance for credit losses related to receivables for the sale of syndicated programming based upon a number of factors, including historical experience, and an ongoing review of the financial condition of individual companies with which we do business. The balance of syndication receivables recorded in other non-current assets, net of an immaterial allowance for credit losses, was $0.9 billion as of March 31, 2012. The activity in the current period related to the allowance for credit losses was not material.

The Company estimates the allowance for credit losses related to receivables for sales of its vacation ownership units based primarily on historical collection experience. Projections of uncollectible amounts are also based on consideration of the economic environment and the age of receivables. The balance of mortgage receivables recorded in other non-current assets, net of a related allowance for credit losses of approximately 4%, was approximately $0.5 billion as of March 31, 2012. The activity in the period related to the allowance for credit losses was not material.

Income Taxes

During the six months ended March 31, 2012, the Company settled certain tax matters with various jurisdictions. As a result of these settlements, the Company reduced its unrecognized tax benefits by $93 million, including interest and penalties.

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

12. Fair Value Measurements

Fair value is defined as the amount that would be received for selling an asset or paid to transfer a liability in an orderly transaction between market participants. Assets and liabilities carried at fair value are classified in the following three categories:

Level 1 –	Quoted prices for identical instruments in active markets
Level 2 –	Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets
Level 3 –	Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable

The Company’s assets and liabilities measured and recorded at fair value on a recurring basis are summarized by level in the following tables:

	Fair Value Measurement at March 31, 2012
	Level 1	Level 2	Level 3	Total
Assets
Investments	$131	$45	$—	$176
Derivatives (1)
Interest rate	—	204	—	204
Foreign exchange	—	332	—	332
Other	—	9	—	9
Residual Interests	—	—	33	33
Liabilities
Derivatives (1)
Interest rate	—	(21)	—	(21)
Foreign exchange	—	(177)	—	(177)

Total	$131	$392	$33	$556

	Fair Value Measurements at October 1, 2011
	Level 1	Level 2	Level 3	Total
Assets
Investments	$143	$43	$—	$186
Derivatives (1)
Interest rate	—	214	—	214
Foreign exchange	—	498	—	498
Residual Interests	—	—	40	40
Liabilities
Derivatives (1)
Interest rate	—	(18)	—	(18)
Foreign exchange	—	(262)	—	(262)
Other derivatives	—	(1)	—	(1)

Total	$143	$474	$40	$657

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

(1)

The Company has a master netting arrangement by counterparty with respect to certain derivative contracts. Contracts in a liability position totaling $122 million and $167 million have been netted against contracts in an asset position in the Condensed Consolidated Balance Sheets at March 31, 2012 and October 1, 2011, respectively.

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

Level 3 residual interests relate to securitized vacation ownership mortgage receivables and are valued using a discounted cash flow model that considers estimated interest rates, discount rates, prepayment, and defaults. There were no material changes in the residual interests in the first six months of fiscal 2012.

The Company also has assets and liabilities that are required to be recorded at fair value on a non-recurring basis when certain circumstances occur. During the six months ended March 31, 2012 and April 2, 2011, the Company recorded impairment charges of $117 million and $23 million, respectively, on film productions. These impairment charges are reported in “Costs and expenses” in the Condensed Consolidated Statements of Income. The film impairment charges reflected the excess of the unamortized cost of the films over the estimated fair value using discounted cash flows. The discounted cash flow analysis is a level 3 valuation technique. The aggregate carrying values of the films for which we prepared the fair value analyses were $119 million and $55 million as of March 31, 2012 and April 2, 2011, respectively.

Fair Value of Financial Instruments

In addition to the financial instruments disclosed in the footnote 12 tables, the Company’s financial instruments also include cash, cash equivalents, receivables, accounts payable and borrowings.

The fair values of cash and cash equivalents, receivables, and accounts payable approximated the carrying values. The estimated fair value of the Company’s total borrowings (current and noncurrent) was $16.3 billion and $14.2 billion at March 31, 2012 and October 1, 2011, respectively. Borrowings primarily consist of U.S. medium term notes, commercial paper, and International Theme Parks borrowings. The fair value classification for borrowings are summarized as follows:

•	Level 1—U.S. medium-term notes are primarily determined based on quoted prices for these instruments in active markets

•	Level 2—Commercial paper is determined based on quoted prices for similar instruments in active markets

•	Level 3 – International Theme Parks borrowings are determined based on an evaluation of historical market transactions, interest rates, credit risk and market liquidity

Transfers of Financial Assets

Through December 4, 2008, the Company sold mortgage receivables arising from sales of its vacation ownership units under a facility that expired on December 4, 2008 and was not renewed. The Company continues to service the sold receivables and has a residual interest in those receivables. As of March 31, 2012, the outstanding principal amount for sold mortgage receivables was $204 million, and the carrying value of the Company’s residual interest, which is recorded in other long-term assets, was $33 million.

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

The Company repurchases defaulted mortgage receivables at their outstanding balance. The Company did not make material repurchases in the six months ended March 31, 2012 or April 2, 2011. The Company generally has been able to sell the repurchased vacation ownership units for amounts that exceed the amounts at which they were repurchased.

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

The following table summarizes the gross fair value of the Company’s derivative positions as of March 31, 2012:

	Current Assets	Other Assets	Other Accrued Liabilities	Other Long- Term Liabilities
Derivatives designated as hedges
Foreign exchange	$95	$31	$(70)	$(29)
Interest rate	—	204	—	(5)
Other	9	—	—	—
Derivatives not designated as hedges
Foreign exchange	36	170	(77)	(1)
Interest rate	—	—	—	(16)

Gross fair value of derivatives	140	405	(147)	(51)
Counterparty netting	(98)	(24)	98	24

Total Derivatives (1)	$42	$381	$(49)	$(27)

The following table summarizes the gross fair value of the Company’s derivative positions as of October 1, 2011:

	Current Assets	Other Assets	Other Accrued Liabilities	Other Long- Term Liabilities
Derivatives designated as hedges
Foreign exchange	$133	$33	$(100)	$(90)
Interest rate	1	213	—	—
Other	—	—	(1)	—
Derivatives not designated as hedges
Foreign exchange	103	229	(51)	(21)
Interest rate	—	—	—	(18)

Gross fair value of derivatives	237	475	(152)	(129)
Counterparty netting	(111)	(56)	111	56

Total Derivatives (1)	$126	$419	$(41)	$(73)

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

(1)	Refer to Note 12 for further information on derivative fair values and counterparty netting.

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

The Company designates pay-floating interest rate swaps as fair value hedges of fixed-rate borrowings effectively converting fixed-rate borrowings to variable rate borrowings indexed to LIBOR. As of March 31, 2012 and October 1, 2011, the total notional amount of the Company’s pay-floating interest rate swaps was $3.1 billion and $1.2 billion, respectively. The following table summarizes adjustments related to fair value hedges included in net interest expense in the Condensed Consolidated Statements of Income.

	Quarter Ended		Six Months Ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Gain (loss) on interest rate swaps	$(12)	$(24)	$(16)	$(77)
Gain (loss) on hedged borrowings	12	24	16	77

The Company may designate pay-fixed interest rate swaps as cash flow hedges of interest payments on floating-rate borrowings. Pay-fixed swaps effectively convert floating-rate borrowings to fixed-rate borrowings. The unrealized gain or losses from these cash flow hedges are deferred in accumulated other comprehensive income (AOCI) and recognized in interest expense as the interest payments occur. The Company did not have pay-fixed interest rate swaps that were designated as cash flow hedges of interest payments at March 31, 2012 nor at October 1, 2011.

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

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

The Company designates foreign exchange forward and option contracts as cash flow hedges of firmly committed and forecasted foreign currency transactions. As of March 31, 2012 and October 1, 2011, the notional amounts of the Company’s net foreign exchange cash flow hedges were $4.8 billion and $3.6 billion, respectively. Mark to market gains and losses on these contracts are deferred in AOCI and are recognized in earnings when the hedged transactions occur, offsetting changes in the value of the foreign currency transactions. Gains and losses recognized related to ineffectiveness for the six months ended March 31, 2012 and April 2, 2011 were not material. Net deferred gains recorded in AOCI for contracts that will mature in the next twelve months totaled $25 million. The following table summarizes the pre-tax adjustments to AOCI for foreign exchange cash flow hedges.

	Quarter Ended		Six Months Ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Gain (loss) recorded in AOCI	$20	$(59)	$74	$(135)
Reclassification of (gains) losses from AOCI into revenues and costs and expenses	1	32	8	57

Net change in AOCI	$21	$(27)	$82	$(78)

Foreign exchange risk management contracts with respect to foreign currency assets and liabilities are not designated as hedges and do not qualify for hedge accounting. The notional amounts of these foreign exchange contracts at March 31, 2012 and October 1, 2011 were $2.8 billion and $2.6 billion, respectively. During the quarters ended March 31, 2012 and April 2, 2011, the Company recognized net losses of $105 million and $91 million, respectively, in costs and expenses on these foreign exchange contracts which offset net gains of $92 million and $81 million on the related economic exposures for the three months ended March 31, 2012 and April 2, 2011, respectively. During the six months ended March 31, 2012 and April 2, 2011, the Company recognized net losses of $52 million and $64 million, respectively, in costs and expenses on these foreign exchange contracts which offset net gains of $27 million and $56 million on the related economic exposures for the six months ended March 31, 2012 and April 2, 2011, respectively.

Commodity Price Risk Management

The Company is subject to the volatility of commodities prices and designates certain commodity forward contracts as cash flow hedges of forecasted commodity purchases. Mark to market gains and losses on these contracts are deferred in AOCI and are recognized in earnings when the hedged transactions occur, offsetting changes in the value of commodity purchases. The fair value of the commodity hedging contracts was not material at March 31, 2012 nor at October 1, 2011.

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

The notional amounts of these contracts at March 31, 2012 and October 1, 2011 were $168 million and $184 million, respectively. For the six months ended March 31, 2012 and April 2, 2011, gains and losses on these contracts recognized in income were not material.

Contingent Features

The Company’s derivative financial instruments may require the Company to post collateral in the event that a net liability position with a counterparty exceeds limits defined by contract and that vary with the Company’s credit rating. If the Company’s credit ratings were to fall below investment grade,

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

such counterparties would also have the right to terminate our derivative contracts, which could lead to a net payment to or from the Company for the aggregate net value by counterparty of our derivative contracts. The aggregate fair value of derivative instruments with credit-risk-related contingent features in a net liability position by counterparty were $75 million and $114 million on March 31, 2012 and October 1, 2011, respectively.

14. Restructuring and Impairment Charges

The Company recorded $44 million of restructuring and impairment charges in the current six months related to organizational and cost structure initiatives. In the prior-year six months, the Company recorded $12 million of restructuring and impairment charges.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATION

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

ORGANIZATION OF INFORMATION

Management’s Discussion and Analysis provides a narrative of the Company’s financial performance and condition that should be read in conjunction with the accompanying financial statements. It includes the following sections:

Overview

Seasonality

Business Segment Results

Quarter Results

Six-Month Results

Other Financial Information

Financial Condition

Commitments and Contingencies

Other Matters

Market Risk

OVERVIEW

Our summary consolidated results are presented below:

	Quarter Ended		%Change	Six Months Ended		%Change
(in millions, except per share data)	March 31, 2012	April 2, 2011	Better/ (Worse)	March 31, 2012	April 2, 2011	Better/ (Worse)
Revenues	$9,629	$9,077	6%	$20,408	$19,793	3%
Costs and expenses	(7,942)	(7,549)	(5)%	(16,529)	(16,325)	(1)%
Restructuring and impairment charges	(38)	—	nm	(44)	(12)	>(100)%
Other income	184	—	nm	184	75	>100%
Net interest expense	(95)	(83)	(14)%	(185)	(178)	(4)%
Equity in the income of investees	138	123	12%	283	279	1%

Income before income taxes	1,876	1,568	20%	4,117	3,632	13%
Income taxes	(650)	(558)	(16)%	(1,370)	(1,288)	(6)%

Net income	1,226	1,010	21%	2,747	2,344	17%
Less: Net income attributable to noncontrolling interests	(83)	(68)	(22)%	(140)	(100)	(40)%

Net income attributable to Disney	$1,143	$942	21%	$2,607	$2,244	16%

Diluted earnings per share	$0.63	$0.49	29%	$1.43	$1.16	23%

Quarter Results

Diluted earnings per share (EPS) increased 29% for the quarter driven by improved segment performance and a decrease in weighted average shares outstanding as well as the gain on an acquisition discussed below. Improved segment results were driven by increased fees from Multi-channel Video Service Providers (MVSP) (Affiliate Fees) including a benefit from a decrease in revenue deferrals related to annual programming commitments at Cable Networks and higher advertising revenues at both the Cable Networks and the ABC Television Network. Improvements also reflected higher attendance and guest spending at our domestic theme parks and resorts and an increase at Tokyo Disney Resort which was impacted by the March 2011 earthquake and tsunami in Japan in the prior-year. These increases were partially offset by lower worldwide theatrical results and higher film cost write-downs at our Studio driven by the performance of John Carter, increased operating expenses at our domestic parks and resorts and higher programming and production costs at ESPN.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATION - (continued)

The Company recorded a $184 million ($116 million after tax) non-cash gain in connection with the Company’s acquisition of an incremental interest in UTV Software Communication Limited (UTV Gain) and $38 million ($24 million after tax) of restructuring and impairment charges in the current quarter. See Note 3 to the Condensed Consolidated Financial Statements for discussion of the UTV Gain.

Six-Month Results

Diluted EPS increased 23% for the six months driven by improved segment performance and a decrease in weighted average shares outstanding as well as the UTV Gain. Improved segment results were driven by increased Media Networks performance, higher attendance and guest spending at our domestic parks and resorts, and an increase at Tokyo Disney Resort. Media Networks results were driven by increased Affiliate Fees including a benefit from a decrease in revenue deferrals related to annual programming commitments at Cable Networks and higher advertising revenues at both the Cable Networks and the ABC Television Network. These increases were partially offset by higher film cost write-downs and lower worldwide theatrical results at our Studio driven by the performance of John Carter, increased operating expenses at our domestic parks and resorts, higher programming and production costs at ESPN and lower political advertising revenues at our local television stations.

In the current six months, the Company recorded the UTV Gain and $44 million ($28 million after tax) of restructuring and impairment charges. In the prior-year six months, the Company recorded $12 million of restructuring and impairment charges and gains on the sale of Miramax and BASS totaling $75 million. Restructuring and impairment charges in the prior-year quarter included an impairment related to assets that had tax basis in excess of the book value resulting in a $31 million tax benefit on the restructuring and impairment charges. The book value of Miramax included allocated goodwill totaling $217 million which is not tax deductible. Accordingly, the taxable gain on the sales of Miramax and BASS exceeded the $75 million book gain resulting in tax expense of $107 million. The table below shows the pretax and after tax impact of the prior year items.

	Benefit / (Expense)
(in millions)	Pretax	Tax Effect	After Tax
Restructuring and impairment charges	$(12)	$31	$19
Gains on sales of businesses	75	(107)	(32)

	$63	$(76)	$(13)

SEASONALITY

The Company’s businesses are subject to the effects of seasonality. Consequently, the operating results for the quarter and six months ended March 31, 2012 for each business segment, and for the Company as a whole, are not necessarily indicative of results to be expected for the full year.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATION - (continued)

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

BUSINESS SEGMENT RESULTS

The Company evaluates the performance of its operating segments based on segment operating income, which is shown below along with segment revenues:

	Quarter Ended		% Change Better/ (Worse)	Six Months Ended		% Change Better/ (Worse)
(in millions)	March 31, 2012	April 2, 2011		March 31, 2012	April 2, 2011
Revenues:
Media Networks	$4,692	$4,322	9%	$9,471	$8,967	6%
Parks and Resorts	2,899	2,630	10%	6,054	5,498	10%
Studio Entertainment	1,180	1,340	(12)%	2,798	3,272	(14)%
Consumer Products	679	626	8%	1,627	1,548	5%
Interactive Media	179	159	13%	458	508	(10)%

	$9,629	$9,077	6%	$20,408	$19,793	3%

Segment operating income (loss):
Media Networks	$1,729	$1,524	13%	$2,922	$2,590	13%
Parks and Resorts	222	145	53%	775	613	26%
Studio Entertainment	(84)	77	nm	329	452	(27)%
Consumer Products	148	142	4%	461	454	2%
Interactive Media	(70)	(115)	39%	(98)	(128)	23%

	$1,945	$1,773	10%	$4,389	$3,981	10%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATION - (continued)

The following table reconciles segment operating income to income before income taxes:

	Quarter Ended		% Change Better/ (Worse)	Six Months Ended		% Change Better/ (Worse)
(in millions)	March 31, 2012	April 2, 2011		March 31, 2012	April 2, 2011
Segment operating income	$1,945	$1,773	10%	$4,389	$3,981	10%
Corporate and unallocated shared expenses	(120)	(122)	2%	(227)	(234)	3%
Restructuring and impairment charges	(38)	—	nm	(44)	(12)	>(100)%
Other income	184	—	nm	184	75	>100%
Net interest expense	(95)	(83)	(14)%	(185)	(178)	(4)%

Income before income taxes	$1,876	$1,568	20%	$4,117	$3,632	13%

Depreciation expense is as follows:

	Quarter Ended		% Change Better/ (Worse)	Six Months Ended		% Change Better/ (Worse)
(in millions)	March 31, 2012	April 2, 2011		March 31, 2012	April 2, 2011
Media Networks
Cable Networks	$37	$34	(9)%	$71	$65	(9)%
Broadcasting	25	27	7%	48	51	6%

Total Media Networks	62	61	(2)%	119	116	(3)%

Parks and Resorts
Domestic	233	203	(15)%	457	409	(12)%
International	78	79	1%	157	158	1%

Total Parks and Resorts	311	282	(10)%	614	567	(8)%

Studio Entertainment	13	13	—%	26	30	13%
Consumer Products	14	13	(8)%	27	25	(8)%
Interactive Media	4	4	—%	8	9	11%
Corporate	45	36	(25)%	91	74	(23)%

Total depreciation expense	$449	$409	(10)%	$885	$821	(8)%

Amortization of intangible assets is as follows:

	Quarter Ended		% Change Better/ (Worse)	Six Months Ended		% Change Better/ (Worse)
(in millions)	March 31, 2012	April 2, 2011		March 31, 2012	April 2, 2011
Media Networks	$2	$2	—%	$4	$4	—%
Parks and Resorts	—	—	—%	—	—	—%
Studio Entertainment	14	21	33%	38	31	(23)%
Consumer Products	15	14	(7)%	30	28	(7)%
Interactive Media	8	10	20%	16	19	16%

Total amortization of intangible assets	$39	$47	17%	$88	$82	(7)%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATION - (continued)

Media Networks

Operating results for the Media Networks segment are as follows:

	Quarter Ended		% Change Better/ (Worse)
(in millions)	March 31, 2012	April 2, 2011
Revenues
Affiliate Fees	$2,150	$1,952	10%
Advertising	1,852	1,728	7%
Other	690	642	7%

Total revenues	4,692	4,322	9%
Operating expenses	(2,379)	(2,234)	(6)%
Selling, general, administrative and other	(658)	(624)	(5)%
Depreciation and amortization	(64)	(63)	(2)%
Equity in the income of investees	138	123	12%

Operating Income	$1,729	$1,524	13%

Revenues

The 10% increase in Affiliate Fees was driven by increases of 6% from contractual rates and 4% from a change in the provisions related to annual programming commitments in an MVSP contract at Cable Networks.

Higher advertising revenues were due to increases of $99 million at Cable Networks from $751 million to $850 million and $25 million at Broadcasting from $977 million to $1,002 million. The increase at Cable Networks included a 16% increase due to higher rates driven by a shift in the timing of the Rose and Fiesta Bowls and certain NBA games, relative to our fiscal period end, at ESPN. The increase at Broadcasting reflected a 5% increase due to higher ABC Television Network advertising revenues, partially offset by a 2% decrease due to lower local television advertising revenues. The increase at the ABC Television Network was due to an increase in rates and units sold, partially offset by a decrease due to lower daytime ratings.

The increase in other revenues reflected higher royalties from MVSP distribution of our programs, sales of ABC Family and Disney Channel programs and inclusion of UTV’s operations following the acquisition of UTV in the current quarter, partially offset by lower sales of ABC Studios’ productions driven by Criminal Minds: Suspect Behavior.

Costs and Expenses

Operating expenses include programming and production costs which increased $98 million from $1,884 million to $1,982 million. At Cable Networks, an increase in programming and production costs of $137 million was primarily due to the timing shift related to the two college bowl games and higher costs due to contractual rate increases for college basketball. At Broadcasting, programming and production costs decreased $39 million driven by the absence of The Oprah Winfrey Show at our local television stations, lower sales of ABC Studios’ productions and lower news and daytime production costs at the ABC Television Network.

The increase in selling, general and administrative and other costs and expenses includes higher marketing costs at ESPN, the ABC Television Network and the international Disney Channels and the inclusion of UTV’s operations following the acquisition of UTV in the current quarter.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATION - (continued)

Equity in the Income of Investees

Income from equity investees was $138 million for the current quarter compared to $123 million in the prior-year quarter. The increase in income from equity investees was due to increased affiliate and advertising revenues at A&E Television Networks, partially offset by higher programming and marketing costs at Hulu.

Segment Operating Income

Segment operating income increased 13%, or $205 million, to $1.7 billion. The increase was primarily due to increases at ESPN, the ABC Television Network and the domestic Disney Channels.

The following table provides supplemental revenue and segment operating income detail for the Media Networks segment:

	Quarter Ended		% Change Better/ (Worse)	Six Months Ended		% Change Better/ (Worse)
(in millions)	March 31, 2012	April 2, 2011		March 31, 2012	April 2, 2011
Revenues:
Cable Networks	$3,167	$2,826	12%	$6,476	$5,894	10%
Broadcasting	1,525	1,496	2%	2,995	3,073	(3)%

	$4,692	$4,322	9%	$9,471	$8,967	6%

Segment operating income:
Cable Networks	$1,500	$1,357	11%	$2,467	$2,128	16%
Broadcasting	229	167	37%	455	462	(2)%

	$1,729	$1,524	13%	$2,922	$2,590	13%

Restructuring and impairment charges

The Company recorded charges of $9 million and credits totaling $4 million related to Media Networks in the current and prior-year quarters, respectively, which were reported in “Restructuring and impairment charges” in the Consolidated Statements of Income.

Parks and Resorts

Operating results for the Parks and Resorts segment are as follows:

	Quarter Ended		% Change Better/ (Worse)
(in millions)	March 31, 2012	April 2, 2011
Revenues
Domestic	$2,395	$2,157	11%
International	504	473	7%

Total revenues	2,899	2,630	10%
Operating expenses	(1,902)	(1,755)	(8)%
Selling, general, administrative and other	(464)	(448)	(4)%
Depreciation and amortization	(311)	(282)	(10)%

Operating Income	$222	$145	53%

Revenues

Parks and Resorts revenues increased 10%, or $269 million due to an increase of $238 million at our domestic operations and an increase of $31 million at our international operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATION - (continued)

Revenue growth of 11% at our domestic operations reflected a 5% increase due to volume from increased attendance, hotel occupancy and passenger cruise ship days driven by a full quarter of operations from our Disney Dream cruise ship which launched in January 2011 and a 5% increase from higher average guest spending. Higher guest spending was primarily due to higher average ticket prices, daily hotel room rates and food, beverage and merchandise spending.

Revenue growth of 7% at our international operations reflected a 6% increase from higher royalty revenue from Tokyo Disney Resort, and a 3% increase from higher average guest spending and an increase of 1% from higher attendance at Hong Kong Disneyland Resort, partially offset by a 4% decrease due to lower attendance and hotel occupancy at Disneyland Paris. The increase at Tokyo Disney Resort reflected the loss of income in the prior-year quarter from the March 2011 earthquake and tsunami in Japan which resulted in a temporary suspension of operations at the resort.

The following table presents supplemental park and hotel statistics:

	Domestic		International (2)		Total
	Quarter Ended		Quarter Ended		Quarter Ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Parks
Increase/ (decrease)
Attendance	7%	—%	(2)%	9%	5%	2%
Per Capita Guest Spending	5%	6%	1%	(2)%	4%	4%
Hotels (1)
Occupancy	82%	81%	79%	84%	82%	81%
Available Room Nights (in thousands)	2,449	2,419	613	609	3,062	3,028
Per Room Guest Spending	$250	$233	$246	$235	$249	$234

(1)

Per room guest spending consists of the average daily hotel room rate as well as guest spending on food, beverage and merchandise at the hotels. Hotel statistics include rentals of Disney Vacation Club units.

(2)

Per capita guest spending and per room guest spending include the impact of foreign currency translation. Guest spending statistics for Disneyland Paris were converted from Euros into US Dollars at weighted average exchange rates of $1.31 and $1.37 for the quarters ended March 31, 2012 and April 2, 2011, respectively.

Costs and Expenses

Operating expenses include operating labor which increased by $80 million from $856 million to $936 million driven by labor cost inflation and labor associated with new guest offerings including the expansion of Disney California Adventure at Disneyland Resort. Operating expenses also include cost of sales which increased $17 million from $274 million to $291 million driven by higher volumes. Operating expenses also increased due to higher costs for resort expansions and investments in systems infrastructure. Costs for resort expansions included other operating costs for the Disney Dream and Disney Fantasy, our two newest cruise ships launched in January 2011 and March 2012, respectively, and our new hotel and vacation club resort in Hawaii, Aulani, A Disney Resort & Spa. These increases were partially offset by the collection of business interruption insurance proceeds related to the prior-year earthquake and tsunami at Tokyo Disney Resort.

The increase in selling, general, administrative and other costs was driven by labor and other cost inflation.

Segment Operating Income

Segment operating income increased 53%, or $77 million, to $222 million due to increases at our domestic parks and resorts, Tokyo Disney Resort and Hong Kong Disneyland Resort, partially offset by a decrease at Disneyland Paris.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATION - (continued)

Studio Entertainment

Operating results for the Studio Entertainment segment are as follows:

	Quarter Ended		% Change Better/ (Worse)
(in millions)	March 31, 2012	April 2, 2011
Revenues
Theatrical distribution	$220	$296	(26)%
Home entertainment	426	536	(21)%
Television distribution and other	534	508	5%

Total revenues	1,180	1,340	(12)%
Operating expenses	(732)	(659)	(11)%
Selling, general, administrative and other	(505)	(570)	11%
Depreciation and amortization	(27)	(34)	21%

Operating Income	$(84)	$77	nm

Revenues

The decrease in theatrical distribution revenue reflected lower performance from current-year titles. Key titles in the prior year included Tangled, Tron: Legacy and Gnomeo and Juliet while the current quarter included John Carter, The Muppets and Beauty and the Beast 3D.

Lower home entertainment revenue reflected a 14% decrease due to a decline in unit sales, and a 6% decrease due to lower net effective pricing. Net effective pricing is the wholesale selling price adjusted for discounts, sales incentives and returns. These decreases reflected lower performance of current quarter titles and a higher sales mix of catalog titles, which have lower average unit sales prices. Significant current quarter titles included Lady and the Tramp Platinum Release and The Muppets while the prior-year quarter included Tangled and Bambi Platinum Release.

The increase in television distribution and other revenue was driven by timing of title availabilities relative to our fiscal period end and the strength of Pirates of the Caribbean: On Stranger Tides in international markets, partially offset by a decrease in domestic markets. Significant current quarter titles in domestic markets included Thor, Pirates of the Caribbean: On Stranger Tides and The Help while the prior-year quarter included Toy Story 3 and Iron Man 2.

Costs and Expenses

Operating expenses included an increase of $60 million in film cost amortization, from $383 million to $443 million driven by higher film cost write-downs in the current quarter. Operating expenses also increased 2% due to higher distribution expenses driven by the inclusion of UTV’s film distribution operations following the acquisition of UTV in the current quarter.

The decrease in selling, general, administrative and other expenses reflected lower marketing expenses in the current quarter and higher executive contract termination costs and bad debt expense in the prior-year quarter. Lower marketing expenses were primarily due to a decrease at our home entertainment business, partially offset by higher marketing spend on the theatrical titles including John Carter in the current quarter.

Segment Operating Income

Segment operating income decreased $161 million to a loss of $84 million primarily due to a decrease in worldwide theatrical results and higher film cost write-downs.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATION - (continued)

Restructuring and impairment charges

The Company recorded charges of $6 million and credits of $2 million related to the Studio Entertainment segment in the current and prior-year quarters, respectively, which were reported in “Restructuring and impairment charges” in the Consolidated Statements of Income.

Consumer Products

Operating results for the Consumer Products segment are as follows:

	Quarter Ended		% Change Better/ (Worse)
(in millions)	March 31, 2012	April 2, 2011
Revenues
Licensing and publishing	$436	$397	10%
Retail and other	243	229	6%

Total revenues	679	626	8%
Operating expenses	(294)	(283)	(4)%
Selling, general, administrative and other	(208)	(174)	(20)%
Depreciation and amortization	(29)	(27)	(7)%

Operating Income	$148	$142	4%

Revenues

The increase in licensing and publishing revenue was driven by a 9% increase due to licensing revenue growth driven by higher recognition of minimum guarantees and higher earned revenue reflecting the performance of Minnie, Mickey, The Avengers, and Princess merchandise, partially offset by lower revenue from Toy Story merchandise, and a 2% increase from a favorable impact of foreign currency translation primarily as a result of the weakening of the U.S. dollar against the Japanese Yen.

Higher retail and other revenue reflected a 6% increase due to higher sales at our North American retail business driven by in-store and online promotional events and the ongoing shift of our stores to the new imagination park format.

Costs and Expenses

Operating expenses included an increase of $7 million in cost of goods sold, from $115 million to $122 million, driven by increased sales volume at our retail business. Operating expenses also increased 2% due to higher occupancy expense and labor costs driven by the expansion of the Disney English business in China.

The increase in selling, general, administrative and other expenses was driven by an unfavorable impact of foreign currency translation including the impact of the weakening of the U.S. dollar against the Japanese Yen and higher marketing expenses at our licensing business.

Segment Operating Income

Segment operating income increased 4% to $148 million due to an increase at our licensing business, partially offset by lower results at our North American retail business.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATION - (continued)

Restructuring and impairment charges

The Company recorded charges totaling $7 million in the current quarter related to the Consumer Products segment, which were reported in “Restructuring and impairment charges” in the Consolidated Statements of Income.

Interactive Media

Operating results for the Interactive Media segment are as follows:

	Quarter Ended		% Change Better/ (Worse)
(in millions)	March 31, 2012	April 2, 2011
Revenues
Game sales and subscriptions	$130	$108	20%
Advertising and other	49	51	(4)%

Total revenues	179	159	13%
Operating expenses	(152)	(141)	(8)%
Selling, general, administrative and other	(85)	(119)	29%
Depreciation and amortization	(12)	(14)	14%

Operating Loss	$(70)	$(115)	39%

Revenues

The increase in game sales and subscriptions revenue reflected a 25% increase due to higher social games revenue reflecting improved title performance in the current quarter and lower acquisition accounting impacts which were adverse to the prior-year quarter. This increase was partially offset by a 6% decrease due to a decline in console game unit sales and a 2% decrease due to lower net effective pricing on console games reflecting stronger performing titles in the prior-year quarter and fewer titles in release in the current quarter, consistent with our ongoing shift from console games to social and other interactive platforms. Current quarter titles included Lego Pirates of the Caribbean and Cars 2 while the prior-year quarter included Toy Story 3, Tron: Evolution and Epic Mickey.

Costs and Expenses

Higher operating expenses reflected an increase of $16 million in cost of sales from $36 million to $52 million driven by increased social game sales. The increase was partially offset by a decrease of $6 million in product development costs from $105 million to $99 million driven by decreased console game development.

The decrease in selling, general, administrative and other expenses was driven by acquisition accounting impacts which had a higher adverse impact on the prior-year quarter at our social games business and recoveries of previously reserved receivables. Marketing costs decreased by 5% as lower console games marketing was partially offset by increased marketing of social games.

Segment Operating Loss

Segment operating loss for the quarter decreased 39% to $70 million driven by improved results at our games business.

Restructuring and impairment charges

The Company recorded charges totaling $4 million and $6 million in the current and prior-year quarters, respectively, related to the Interactive Media segment, which were reported in “Restructuring and impairment charges” in the Consolidated Statements of Income.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATION - (continued)

BUSINESS SEGMENT RESULTS – Six Month Results

Media Networks

Operating results for the Media Networks segment are as follows:

	Six Months Ended		% Change Better/ (Worse)
(in millions)	March 31, 2012	April 2, 2011
Revenues
Affiliate Fees	$4,209	$3,802	11%
Advertising	4,059	3,989	2%
Other	1,203	1,176	2%

Total revenues	9,471	8,967	6%
Operating expenses	(5,425)	(5,320)	(2)%
Selling, general, administrative and other	(1,283)	(1,216)	(6)%
Depreciation and amortization	(123)	(120)	(3)%
Equity in the income of investees	282	279	1%

Operating Income	$2,922	$2,590	13%

Revenues

The 11% increase in Affiliate Fees was driven by increases of 6% from higher contractual rates, 4% from a change in the provisions related to annual programming commitments in an MVSP contract and 1% from subscriber growth at Cable Networks.

Higher advertising revenues were due to an increase of $119 million at Cable Networks from $1,846 million to $1,965 million, partially offset by a decrease of $49 million at Broadcasting from $2,143 million to $2,094 million. The increase at Cable Networks was driven by a 10% increase due to higher rates and a 2% increase due to higher units sold, partially offset by a 6% decrease due to lower ratings. The decrease in Broadcasting reflected a 4% decrease due to lower local television political advertising revenues and a 3% decrease due to lower ratings at the ABC Television Network, partially offset by a 4% increase due to higher rates at the ABC Television Network.

The increase in other revenues reflected sales of ABC Family and Disney Channel programs, higher royalties from MVSP distribution of our programs and inclusion of UTV’s operations following the acquisition of UTV in the current quarter, partially offset by lower sales of ABC Studios’ productions driven by Lost, Brothers and Sisters and Scrubs.

Costs and Expenses

Operating expenses include programming and production costs which increased $45 million from $4,611 million to $4,656 million. At Cable Networks, an increase in programming and production spending of $138 million was driven by higher sports rights costs primarily due to contractual rate increases for college sports. At Broadcasting, programming and production costs decreased $93 million driven by lower production cost amortization related to sales of ABC Studios’ productions and the absence of The Oprah Winfrey Show at our local television stations.

The increase in selling, general and administrative and other costs and expenses includes higher marketing costs at the ABC Television Network, the international Disney Channels and ABC Family and the inclusion of UTV’s operations following the acquisition of UTV in the current quarter.

Equity in the Income of Investees

Income from equity investees was $282 million for the current six month period compared to $279 million in the prior-year six month period. The increase in income from equity investees was due to increased affiliate and advertising revenues at A&E Television Networks, partially offset by higher programming and marketing costs at Hulu and higher equity losses at UTV.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATION - (continued)

Segment Operating Income

Segment operating income increased 13%, or $332 million, to $2.9 billion. The increase was due to increases at ESPN, the domestic Disney Channels and the ABC Television Network, partially offset by a decrease at the owned television stations.

Restructuring and impairment charges

The Company recorded charges of $10 million and credits totaling $1 million related to Media Networks in the current and prior-year six month periods, respectively, which were reported in “Restructuring and impairment charges” in the Consolidated Statements of Income.

Parks and Resorts

Operating results for the Parks and Resorts segment are as follows:

	Six Months Ended		% Change Better/ (Worse)
(in millions)	March 31, 2012	April 2, 2011
Revenues
Domestic	$4,898	$4,406	11%
International	1,156	1,092	6%

Total revenues	6,054	5,498	10%
Operating expenses	(3,789)	(3,505)	(8)%
Selling, general, administrative and other	(876)	(813)	(8)%
Depreciation and amortization	(614)	(567)	(8)%

Operating Income	$775	$613	26%

Revenues

Parks and Resorts revenues increased 10%, or $556 million due to an increase of $492 million at our domestic operations and an increase of $64 million at our international operations.

Revenue growth of 11% at our domestic operations reflected a 5% increase due to higher volume, driven by increases in attendance, passenger cruise ship days from the Disney Dream which launched in January 2011 and hotel occupancy, and a 5% increase from higher average guest spending at our domestic parks and resorts. Guest spending increased primarily due to higher average ticket prices, food and beverage spending, and daily hotel room rates.

Revenue growth of 6% at our international operations reflected a 3% increase from higher royalty revenue from Tokyo Disney Resort and 2% increases from both higher average guest spending and higher attendance at Hong Kong Disneyland Resort, partially offset by a 2% decrease due to lower real estate sales and hotel occupancy at Disneyland Paris. The increase at Tokyo Disney Resort reflected the loss of income in the prior-year from the March 2011 earthquake and tsunami in Japan which resulted in a temporary suspension of operations at the resort.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATION - (continued)

The following table presents supplemental park and hotel statistics:

	Domestic		International (2)			Total
	Six Months Ended		Six Months Ended			Six Months Ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011		March 31, 2012	April 2, 2011
Parks Increase/(decrease)
Attendance	5%	1%	3%	6%		4%	2%
Per Capita Guest Spending	6%	7%	2%	(3	) %	5%	5%
Hotels (1)
Occupancy	83%	83%	82%	84%		83%	83%
Available Room Nights (in thousands)	4,854	4,801	1,233	1,230		6,087	6,031
Per Room Guest Spending	$253	$238	$273	$261		$257	$242

(1)	Per room guest spending consists of the average daily hotel room rate as well as guest spending on food, beverage and merchandise at the hotels. Hotel statistics include rentals of Disney Vacation Club units.
(2)	Per capita guest spending and per room guest spending include the impact of foreign currency translation. Guest spending statistics for Disneyland Paris were converted from Euros into US Dollars at weighted average exchange rates of $1.33 and $1.36 for the six months ended March 31, 2012 and April 2, 2011, respectively.

Costs and Expenses

Operating expenses include operating labor which increased by $159 million from $1,720 million to $1,879 million driven by labor cost inflation, higher employee benefits costs and labor associated with new guest offerings including the expansion of Disney California Adventure at Disneyland Resort. Operating expenses also include cost of sales which increased $20 million from $585 million to $605 million driven by higher volumes. Operating expenses also increased due to higher costs for resort expansions and investments in systems infrastructure. Costs for resort expansions included other operating costs for the Disney Dream and Disney Fantasy, our two newest cruise ships launched in January 2011 and March 2012, respectively, and our new hotel and vacation club resort in Hawaii. These increases were partially offset by the collection of business interruption insurance proceeds related to the prior-year earthquake and tsunami at Tokyo Disney Resort.

The increase in selling, general, administrative and other costs was driven by labor and other cost inflation and higher marketing costs at our domestic parks and resorts.

Segment Operating Income

Segment operating income increased 26%, or $162 million, to $775 million due to increases at our domestic parks and resorts, Tokyo Disney Resort, Disney Cruise Line and Hong Kong Disneyland Resort, partially offset by a decrease at Disneyland Paris.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATION - (continued)

Studio Entertainment

Operating results for the Studio Entertainment segment are as follows:

	Six Months Ended		% Change Better/ (Worse)
(in millions)	March 31, 2012	April 2, 2011
Revenues
Theatrical distribution	$359	$618	(42)%
Home entertainment	1,433	1,578	(9)%
Television distribution and other	1,006	1,076	(7)%

Total revenues	2,798	3,272	(14)%
Operating expenses	(1,427)	(1,558)	8%
Selling, general, administrative and other	(978)	(1,201)	19%
Depreciation and amortization	(64)	(61)	(5)%

Operating Income	$329	$452	(27)%

Revenues

The decrease in theatrical distribution revenue reflected the worldwide performance of current period titles including John Carter and The Muppets compared to Tangled and Tron: Legacy in the prior-year period.

Lower home entertainment revenue was driven by an 11% decrease due to a decline in unit sales reflecting the strength of Toy Story 3 and Tangled in the prior-year period compared to Cars 2 in the current period, as well as lower catalog sales. Other current period titles included The Lion King Platinum Release and Pirates of the Caribbean: On Stranger Tides while the prior-year period included Beauty and the Beast Platinum Release.

The decrease in television distribution and other revenue reflected a decrease in worldwide television markets. Significant current period titles included Pirates of the Caribbean: On Stranger Tides, Thor and Gnomeo and Juliet while the prior-year period included Alice in Wonderland, Iron Man and Toy Story 3.

Costs and Expenses

Operating expenses included a decrease of $80 million in film cost amortization, from $892 million to $812 million. The decrease was due to lower theatrical revenues and lower home entertainment unit sales, partially offset by higher film cost write-downs. Operating expenses also include cost of sales which decreased $48 million from $202 million to $154 million primarily due to lower home entertainment unit sales.

The decrease in selling, general, administrative and other expenses was primarily due to lower theatrical marketing expenses, due to fewer Disney branded titles in the current period, and a decrease at our home entertainment business.

Segment Operating Income

Segment operating income decreased 27%, or $123 million, to $329 million primarily due to higher film cost write-downs and lower results in theatrical and television distribution and home entertainment.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATION - (continued)

Restructuring and impairment charges

The Company recorded charges of $7 million and $1 million in the current and prior-year six month periods, respectively, related to the Studio Entertainment segment, which were reported in “Restructuring and impairment charges” in the Consolidated Statements of Income.

Consumer Products

Operating results for the Consumer Products segment are as follows:

	Six Months Ended		% Change Better/ (Worse)
(in millions)	March 31, 2012	April 2, 2011
Revenues
Licensing and publishing	$962	$914	5%
Retail and other	665	634	5%

Total revenues	1,627	1,548	5%
Operating expenses	(700)	(676)	(4)%
Selling, general, administrative and other	(409)	(365)	(12)%
Depreciation and amortization	(57)	(53)	(8)%

Operating Income	$461	$454	2%

Revenues

The increase in licensing and publishing revenue reflected a 4% increase due to higher licensing revenue driven by higher recognition of minimum guarantees and earned revenue growth driven by the performance of Cars, Minnie, Mickey and The Avengers merchandise, partially offset by lower revenue from Toy Story merchandise, and a 2% increase from a favorable impact of foreign currency translation primarily as a result of the weakening of the U.S. dollar against the Japanese Yen.

Higher retail and other revenue reflected a 5% increase due to higher sales at our North American retail business driven by the ongoing shift of our stores to the new imagination park format and online and in-store promotional events.

Costs and Expenses

Operating expenses included an increase of $9 million in cost of goods sold, from $318 million to $327 million, driven by increased sales volume at our retail business. Operating expenses also increased 2% due to higher labor costs and occupancy expenses driven by the expansion of the Disney English business in China.

The increase in selling, general, administrative and other expenses was driven by higher marketing and promotions expense and an unfavorable impact of foreign currency translation at our licensing business including the impact of the weakening of the U.S. dollar against the Japanese Yen.

Segment Operating Income

Segment operating income increased 2% to $461 million due to an increase at our licensing business, partially offset by lower results at our retail business.

Restructuring and impairment charges

The Company recorded charges totaling $7 million in the current six month period related to the Consumer Products segment, which were reported in “Restructuring and impairment charges” in the Consolidated Statements of Income.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATION - (continued)

Interactive Media

Operating results for the Interactive Media segment are as follows:

	Six Months Ended		% Change Better/ (Worse)
(in millions)	March 31, 2012	April 2, 2011
Revenues
Game sales and subscriptions	$347	$404	(14)%
Advertising and other	111	104	7%

Total revenues	458	508	(10)%
Operating expenses	(331)	(345)	4%
Selling, general, administrative and other	(201)	(263)	24%
Depreciation and amortization	(24)	(28)	14%

Operating Loss	$(98)	$(128)	23%

Revenues

The decrease in game sales and subscriptions revenue reflected a 24% decrease due to lower console game unit sales and a 9% decrease due to lower net effective pricing of console games reflecting the strong performance of Epic Mickey in the prior-year period and fewer releases in the current period. Significant current period titles included Disney Universe and Cars 2 while the prior-year period included Toy Story 3 and Tron: Evolution in addition to Epic Mickey. The decrease was partially offset by a 14% increase due to higher social games revenue reflecting improved title performance in the current period and lower acquisition accounting impacts, which were adverse to the prior-year period.

Higher advertising and other revenue was driven by services and handset sales revenue at our mobile phone service in Japan due to increased subscribers and the launch of three new handsets in the current period.

Costs and Expenses

Operating expenses included a $13 million decrease in product development costs from $201 million to $188 million driven by decreased console game development. Operating expenses also include cost of sales, which was comparable to the prior-year period as a decrease driven by lower console game sales volume was largely offset by an increase at social games associated with revenue growth.

The decrease in selling, general, administrative and other costs was primarily due to lower marketing costs at our console games business driven by fewer releases in the current period, lower acquisition accounting impacts which had a higher adverse impact on the prior-year period at our social games business and higher cost allocations related to website design and maintenance for other company businesses.

Segment Operating Loss

Segment operating loss decreased 23% to $98 million driven by improved results at our social games and Online businesses partially offset by a decrease at our console games business.

Restructuring and impairment charges

The Company recorded charges totaling $8 million and $12 million in the current and prior-year periods, respectively, related to the Interactive Media segment, which were reported in “Restructuring and impairment charges” in the Consolidated Statements of Income.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATION - (continued)

OTHER FINANCIAL INFORMATION

Corporate and Unallocated Shared Expenses

Corporate and unallocated shared expense is as follows:

	Quarter Ended		% Change Better/ (Worse)	Six Months Ended		% Change Better/ (Worse)
(in millions)	March 31, 2012	April 2, 2011		March 31, 2012	April 2, 2011
Corporate and unallocated shared expense	$120	$122	2%	$227	$234	3%

Net Interest Expense

Net interest expense is as follows:

	Quarter Ended		% Change	Six Months Ended		% Change
(in millions)	March 31, 2012	April 2, 2011	Better/ (Worse)	March 31, 2012	April 2, 2011	Better/ (Worse)
Interest expense	$(126)	$(111)	(14)%	$(242)	$(211)	(15)%
Interest and investment income	31	28	11%	57	33	73%

Net interest expense	$(95)	$(83)	(14)%	$(185)	$(178)	(4)%

The increase in interest expense for the quarter and the year was primarily due to higher average debt balances, partially offset by lower effective interest rates.

The increase in interest and investment income for the year was driven by gains from sales of investments.

Income Taxes

The effective income tax rate is as follows:

	Quarter Ended		Change Better/ (Worse)	Six Months Ended		Change Better/ (Worse)
	March 31, 2012	April 2, 2011		March 31, 2012	April 2, 2011
Effective Income Tax Rate	34.6%	35.6%	1ppt	33.3%	35.5%	2.2ppt

The effective income tax rate for the quarter decreased to 34.6% from 35.6% primarily due to an increase in earnings from foreign operations subject to tax at rates lower than the federal statutory income tax rate.

The effective income tax rate for the six months decreased to 33.3% from 35.5% due to the prior-year gain on the sale of Miramax and an increase in earnings from foreign operations subject to tax at rates lower than the federal statutory income tax rate. Our book value of Miramax included non-deductible goodwill such that the taxable gain on the sale of Miramax resulted in tax expense that exceeded the book gain and accordingly resulted in an increase in the prior-year effective tax rate. The increase in the prior-year effective tax from the sale of Miramax was partially offset by a tax benefit from the impact of a non-recurring impairment charge related to assets that had tax basis in excess of the book value resulting in a tax benefit that exceeded the pre-tax impairment charge.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATION - (continued)

Noncontrolling Interests

Net income attributable to noncontrolling interests is as follows:

	Quarter Ended		% Change	Six Months Ended		% Change
(in millions)	March 31, 2012	April 2, 2011	Better/ (Worse)	March 31, 2012	April 2, 2011	Better/ (Worse)
Net income attributable to noncontrolling interests	$83	$68	(22)%	$140	$100	(40)%

The increase in net income attributable to noncontrolling interests for the quarter and six months was due to improved operating results at ESPN and Hong Kong Disneyland Resort, partially offset by performance at Disneyland Paris. Net income attributable to noncontrolling interests is determined based on income after royalties, financing costs and income taxes.

FINANCIAL CONDITION

The change in cash and cash equivalents is as follows:

	Six Months Ended		Change
(in millions)	March 31, 2012	April 2, 2011	Better/ (Worse)
Cash provided by operations	$3,546	$3,068	$478
Cash used in investing activities	(2,781)	(1,556)	(1,225)
Cash used in financing activities	(226)	(1,207)	981
Impact of exchange rates on cash and cash equivalents	7	67	(60)

Increase in cash and cash equivalents	$546	$372	$174

Operating Activities

Cash provided by operations increased 16% to $3.5 billion for the current six month period compared to the prior-year six month period. The increase was due to higher net operating cash receipts driven by higher revenues at Parks and Resorts and lower operating cash payments at Corporate and Studio Entertainment. The lower operating cash payments at Corporate were driven by the timing of accounts payable disbursements and pension contributions. The lower operating cash payments at Studio were driven by lower marketing expenses. These increases were partially offset by lower net operating cash receipts at Studio Entertainment, higher operating cash payments at Parks and Resorts and higher income tax payments. The increase in cash payments at Parks and Resorts was driven by labor cost inflation, costs for resort expansion and new guest offerings and investments in systems infrastructure.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATION - (continued)

The Company’s film and television production and programming activity for the six months ended March 31, 2012 and April 2, 2011 are as follows:

	Six Months Ended
(in millions)	March 31, 2012	April 2, 2011
Beginning balances:
Production and programming assets	$5,031	$5,451
Programming liabilities	(866)	(990)

	4,165	4,461

Spending:
Film and television production	1,714	1,514
Broadcast programming	2,966	2,939

	4,680	4,453

Amortization:
Film and television production	(1,588)	(1,641)
Broadcast programming	(2,596)	(2,628)

	(4,184)	(4,269)

Change in film and television production and programming costs	496	184
Other non-cash activity	181	5

Ending balances:
Production and programming assets	5,559	5,487
Programming liabilities	(717)	(837)

	$4,842	$4,650

Investing Activities

Investing activities consist principally of investments in parks, resorts, and other property and acquisition and divestiture activity.

During the six months ended March 31, 2012 and April 2, 2011, investments in parks, resorts and other properties were as follows:

	Six Months Ended
(in millions)	March 31, 2012	April 2, 2011
Media Networks
Cable Networks	$55	$33
Broadcasting	24	55

Total Media Networks	79	88

Parks and Resorts
Domestic	1,445	1,381
International	310	165

Total Parks and Resorts	1,755	1,546

Studio Entertainment	33	57
Consumer Products	26	37
Interactive Media	10	12
Corporate	208	105

Total investment in parks, resorts and other property	$2,111	$1,845

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATION - (continued)

Capital expenditures for the Parks and Resorts segment are principally for theme park and resort expansion, new rides and attractions, cruise ships, recurring capital and capital improvements. The increase was due to resort expansion and new guest offerings at Walt Disney World Resort and Disneyland Paris and construction at Shanghai Disney Resort.

Capital expenditures at Media Networks primarily reflect investments in facilities and equipment for expanding and upgrading broadcast centers, production facilities, and television station facilities.

Capital expenditures at Corporate primarily reflect investments in corporate facilities, information technology and other equipment.

Other Investing Activities

During the current quarter, acquisitions totaled $726 million primarily due to the acquisition of an incremental 43% interest in UTV and a 49% interest in Seven TV network in Russia.

The prior-year quarter included proceeds from dispositions totaling $566 million primarily due to the sale of Miramax. Acquisitions in the prior year totaled $171 million due to payments related to the acquisition of Playdom, Inc.

Financing Activities

Cash used by financing activities was $226 million for the current six-month period compared to $1.2 billion for the prior-year six-month period. The net use of cash in the current six months reflected repurchases of common stock and dividend payments totaling $2.7 billion, partially offset by net borrowings totaling $1.9 billion and proceeds from exercises of stock options totaling $524 million. The decrease in cash used in financing activities of $981 million was primarily due to an increase of $1.5 billion in net borrowings compared to the prior-year six months, partially offset by a $494 million decrease in proceeds from the exercise of stock options and an increase of $320 million in dividend payments.

During the six months ended March 31, 2012, the Company’s borrowing activity was as follows:

(in millions)	October 1, 2011	Additions	Payments	Other Activity	March 31, 2012
Commercial paper borrowings	$1,583	$290	$—	$—	$1,873
U.S. medium-term notes	8,400	2,977	(1,250)	3	10,130
European medium term notes and other foreign currency denominated notes (1)	1,111	180	(172)	205	1,324
Other	572	2	(58)	33	549
Disneyland Paris borrowings	1,981	—	(82)	(32)	1,867
Hong Kong Disneyland borrowings (2)	330	—	—	(44)	286

Total	$13,977	$3,449	$(1,562)	$165	$16,029

(1)	The other activity is primarily borrowings assumed in the acquisition of UTV.
(2)	The other activity reflects the conversion of a portion of the Government of the Hong Kong Special Administrative Region’s loan to equity pursuant to a capital realignment and expansion plan.

The Company’s bank facilities as of March 31, 2012 were as follows:

(in millions)	Committed Capacity	Capacity Used	Unused Capacity
Bank facilities expiring February 2013	$2,250	$—	$2,250
Bank facilities expiring February 2015	2,250	47	2,203

Total	$4,500	$47	$4,453

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATION - (continued)

These bank facilities allow for borrowings at LIBOR-based rates plus a spread, which depends on the Company’s public debt rating and can range from 0.33% to 4.50%. The Company also has the ability to issue up to $800 million of letters of credit under the facility expiring in February 2015, which if utilized, reduces available borrowings under this facility. As of March 31, 2012, $374 million of letters of credit had been issued of which $47 million was issued under this facility.

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

During the six months ended March 31, 2012, the Company repurchased 45 million shares of its common stock for $1,669 million. As of March 31, 2012, the Company had remaining authorization in place to repurchase 260 million additional shares. The repurchase program does not have an expiration date.

We believe that the Company’s financial condition is strong and that its cash balances, other liquid assets, operating cash flows, access to debt and equity capital markets and borrowing capacity, taken together, provide adequate resources to fund ongoing operating requirements and future capital expenditures related to the expansion of existing businesses and development of new projects. However, the Company’s operating cash flow and access to the capital markets can be impacted by macroeconomic factors outside of its control. In addition to macroeconomic factors, the Company’s borrowing costs can be impacted by short- and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on the Company’s performance as measured by certain credit metrics such as interest coverage and leverage ratios. As of March 31, 2012, Moody’s Investors Service’s long- and short-term debt ratings for the Company were A2 and P-1, respectively, with stable outlook; Standard & Poor’s long- and short-term debt ratings for the Company were A and A-1, respectively, with stable outlook; and Fitch’s long- and short-term debt ratings for the Company were A and F-1, respectively, with stable outlook. The Company’s bank facilities contain only one financial covenant, relating to interest coverage, which the Company met on March 31, 2012, by a significant margin. The Company’s bank facilities also specifically exclude certain entities, such as Disneyland Paris, Hong Kong Disneyland Resort and Shanghai Disney Resort, from any representations, covenants or events of default.

Disneyland Paris’ debt agreements contain annual financial performance objectives and limits on investing and financing activities. In fiscal 2011, Disneyland Paris did not meet its annual performance objectives and deferred €25 million of royalties and management fees payable to the Company and €20 million of interest payable to a French state bank. Additionally, as a result of the fact that the performance objectives were not met, certain of Disneyland Paris’ investment activities were further limited by the debt agreements.

Disneyland Paris is also subject to certain financial covenants and was in compliance with such covenants with the assistance of the Company’s agreement, as permitted under the debt agreements, to defer an additional €9 million of royalties payable to the Company into subordinated long-term borrowings.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATION - (continued)

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATION - (continued)

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATION - (continued)

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATION - (continued)

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATION - (continued)

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATION - (continued)

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

Based on their evaluation as of March 31, 2012, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

There have been no changes in our internal controls over financial reporting during the second quarter of fiscal 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended March 31, 2012:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January 1, 2012 – January 31, 2012	7,783,252	$38.80	7,192,500	274 million
February 1, 2012 – February 29, 2012	5,873,000	40.14	5,769,000	268 million
March 1, 2012 – March 31, 2012	8,504,470	42.55	8,416,009	260 million

Total	22,160,722	40.59	21,377,509	260 million

(1)

783,213 shares were purchased on the open market to provide shares to participants in the Walt Disney Investment Plan (WDIP) and Employee Stock Purchase Plan (ESPP). These purchases were not made pursuant to a publicly announced repurchase plan or program.

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
James A. Rasulo, Senior Executive Vice President and Chief Financial Officer

May 8, 2012

Burbank, California

INDEX OF EXHIBITS

Number and Description of Exhibit (Numbers Coincide with Item 601 of Regulation S-K)		Document Incorporated by Reference from a Previous Filing or Filed Herewith, as Indicated below

10.1	Description of Non-Management Director Compensation	Filed herewith

12.1	Statement Regarding Ratio of Earnings to Fixed Charges	Filed herewith

31(a)	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31(b)	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32(a)	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished

32(b)	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Equity and (v) related notes	Filed

*	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.