Form 10-Q
period 2012-06-30
WALT DISNEY CO/
filed 2012-08-07
CIK 1001039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

There were 1,794,274,732 shares of common stock outstanding as of July 31, 2012.

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

THE WALT DISNEY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited; in millions, except per share data)

	Quarter Ended		Nine Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011

Revenues	$11,088	$10,675	$31,496	$30,468

Costs and expenses	(8,128)	(8,229)	(24,657)	(24,554)

Restructuring and impairment charges	(7)	(34)	(51)	(46)

Other income	—	—	184	75

Net interest expense	(93)	(88)	(278)	(266)

Equity in the income of investees	169	184	452	463

Income before income taxes	3,029	2,508	7,146	6,140

Income taxes	(993)	(845)	(2,363)	(2,133)

Net income	2,036	1,663	4,783	4,007

Less: Net income attributable to noncontrolling interests	(205)	(187)	(345)	(287)

Net income attributable to The Walt Disney Company (Disney)	$1,831	$1,476	$4,438	$3,720

Earnings per share attributable to Disney:
Diluted	$1.01	$0.77	$2.44	$1.93

Basic	$1.02	$0.78	$2.47	$1.97

Weighted average number of common and common equivalent shares outstanding:
Diluted	1,812	1,912	1,818	1,924

Basic	1,791	1,883	1,794	1,891

See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited; in millions, except per share data)

	June 30, 2012	October 1, 2011
ASSETS
Current assets
Cash and cash equivalents	$4,374	$3,185
Receivables	5,951	6,182
Inventories	1,485	1,595
Television costs	721	674
Deferred income taxes	1,482	1,487
Other current assets	741	634

Total current assets	14,754	13,757

Film and television costs	4,396	4,357
Investments	2,397	2,435
Parks, resorts and other property, at cost
Attractions, buildings and equipment	37,624	35,515
Accumulated depreciation	(20,254)	(19,572)

	17,370	15,943
Projects in progress	2,413	2,625
Land	1,161	1,127

	20,944	19,695

Intangible assets, net	5,069	5,121
Goodwill	25,044	24,145
Other assets	2,687	2,614

Total assets	$75,291	$72,124

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and other accrued liabilities	$5,516	$6,362
Current portion of borrowings	2,569	3,055
Unearned royalties and other advances	3,032	2,671

Total current liabilities	11,117	12,088

Borrowings	12,454	10,922
Deferred income taxes	3,150	2,866
Other long-term liabilities	6,497	6,795
Commitments and contingencies
Disney Shareholders’ equity
Preferred stock, $.01 par value Authorized – 100 million shares, Issued – none	—	—
Common stock, $.01 par value Authorized – 4.6 billion shares, Issued – 2.8 billion shares	31,427	30,296
Retained earnings	41,720	38,375
Accumulated other comprehensive loss	(2,443)	(2,630)

	70,704	66,041
Treasury stock, at cost, 991.1 million shares at June 30, 2012 and 937.8 million shares at October 1, 2011	(30,698)	(28,656)

Total Disney Shareholders’ equity	40,006	37,385
Noncontrolling interests	2,067	2,068

Total equity	42,073	39,453

Total liabilities and equity	$75,291	$72,124

See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in millions)

	Nine Months Ended
	June 30, 2012	July 2, 2011
OPERATING ACTIVITIES
Net income	$4,783	$4,007
Depreciation and amortization	1,495	1,379
Gains on acquisitions and dispositions	(184)	(75)
Deferred income taxes	153	207
Equity in the income of investees	(452)	(463)
Cash distributions received from equity investees	501	463
Net change in film and television costs	(185)	216
Equity-based compensation	311	310
Other	200	14
Changes in operating assets and liabilities:
Receivables	236	(532)
Inventories	76	(105)
Other assets	(77)	59
Accounts payable and other accrued liabilities	(462)	(839)
Income taxes	36	249

Cash provided by operations	6,431	4,890

INVESTING ACTIVITIES
Investments in parks, resorts and other property	(2,851)	(2,561)
Proceeds from dispositions	15	564
Acquisitions	(737)	(172)
Other	103	2

Cash used in investing activities	(3,470)	(2,167)

FINANCING ACTIVITIES
Commercial paper (repayments)/borrowings, net	(558)	620
Borrowings	3,251	500
Reduction of borrowings	(1,672)	(308)
Dividends	(1,076)	(756)
Repurchases of common stock	(2,042)	(3,029)
Proceeds from exercise of stock options	844	1,101
Other	(427)	(160)

Cash used in financing activities	(1,680)	(2,032)

Impact of exchange rates on cash and cash equivalents	(92)	106

Increase in cash and cash equivalents	1,189	797
Cash and cash equivalents, beginning of period	3,185	2,722

Cash and cash equivalents, end of period	$4,374	$3,519

See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(unaudited; in millions)

	Quarter Ended
	June 30, 2012			July 2, 2011
	Disney Shareholders	Non- controlling Interests	Total Equity	Disney Shareholders	Non- controlling Interests	Total Equity
Beginning Balance	$38,049	$1,863	$39,912	$38,650	$1,662	$40,312

Net income	1,831	205	2,036	1,476	187	1,663

Other comprehensive income/(loss):
Market value adjustments for hedges and investments	68	—	68	(2)	—	(2)
Pension and postretirement medical adjustments	57	—	57	21	—	21
Foreign currency translation and other	(87)	(19)	(106)	9	10	19

Other comprehensive income	38	(19)	19	28	10	38

Comprehensive income	1,869	186	2,055	1,504	197	1,701

Equity compensation activity	463	—	463	211	—	211

Common stock repurchases	(373)	—	(373)	(1,427)	—	(1,427)

Distributions and other	(2)	18	16	8	117	125

Ending Balance	$40,006	$2,067	$42,073	$38,946	$1,976	$40,922

See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (cont’d)

(unaudited; in millions)

	Nine Months Ended
	June 30, 2012			July 2, 2011
	Disney Shareholders	Non- controlling Interests	Total Equity	Disney Shareholders	Non- controlling Interests	Total Equity
Beginning Balance	$37,385	$2,068	$39,453	$37,519	$1,823	$39,342

Net income	4,438	345	4,783	3,720	287	4,007

Other comprehensive income/(loss):
Market value adjustments for hedges and investments	124	—	124	(56)	—	(56)
Pension and postretirement medical adjustments	145	—	145	99	—	99
Foreign currency translation and other	(82)	(24)	(106)	29	18	47

Other comprehensive income	187	(24)	163	72	18	90

Comprehensive income	4,625	321	4,946	3,792	305	4,097

Equity compensation activity	1,116	—	1,116	1,413	—	1,413

Dividends	(1,076)	—	(1,076)	(756)	—	(756)

Common stock repurchases	(2,042)	—	(2,042)	(3,029)	—	(3,029)

Distributions and other	(2)	(322)	(324)	7	(152)	(145)

Ending Balance	$40,006	$2,067	$42,073	$38,946	$1,976	$40,922

See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

1.	Principles of Consolidation

These Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. We believe that we have included all normal recurring adjustments necessary for a fair statement of the results for the interim period. Operating results for the quarter and nine months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending September 29, 2012. Certain reclassifications have been made in the prior year financial statements to conform to the current year presentation.

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

The operating segments reported below are the segments of the Company for which separate financial information is available and for which segment results are evaluated regularly by the Chief Executive Officer in deciding how to allocate resources and in assessing performance. The Company reports the performance of its operating segments including equity in the income of investees, which are primarily cable businesses included in the Media Networks segment.

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

	Quarter Ended		Nine Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Revenues(1):
Media Networks	$5,084	$4,949	$14,555	$13,916
Parks and Resorts	3,441	3,170	9,495	8,668
Studio Entertainment	1,625	1,620	4,423	4,892
Consumer Products	742	685	2,369	2,233
Interactive	196	251	654	759

	$11,088	$10,675	$31,496	$30,468

Segment operating income (loss) (1):
Media Networks	$2,126	$2,094	$5,048	$4,684
Parks and Resorts	630	519	1,405	1,132
Studio Entertainment	313	49	642	501
Consumer Products	209	155	670	609
Interactive	(42)	(86)	(140)	(214)

	$3,236	$2,731	$7,625	$6,712

(1)

Studio Entertainment segment revenues and operating income include an allocation of Consumer Products and Interactive revenues which is meant to reflect royalties on sales of merchandise based on certain Studio film properties. The increases/(decreases) related to these allocations on segment revenues and operating income as reported in the above table are as follows:

	Quarter Ended		Nine Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011

Studio Entertainment	$64	$77	$194	$195
Consumer Products	(53)	(76)	(182)	(192)
Interactive	(11)	(1)	(12)	(3)

	$—	$—	$—	$—

A reconciliation of segment operating income to income before income taxes is as follows:

	Quarter Ended		Nine Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011

Segment operating income	$3,236	$2,731	$7,625	$6,712
Corporate and unallocated shared expenses	(107)	(101)	(334)	(335)
Restructuring and impairment charges	(7)	(34)	(51)	(46)
Other income	—	—	184	75
Net interest expense	(93)	(88)	(278)	(266)

Income before income taxes	$3,029	$2,508	$7,146	$6,140

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

3.	Acquisitions

UTV

Pursuant to a delisting offer process governed by Indian law, on February 2, 2012, the Company purchased additional publicly held shares and all of the shares held by the founder of UTV Software Communications Limited (UTV), a media and entertainment company headquartered and publicly traded in India, for $377 million. The Company also assumed approximately $300 million of UTV’s borrowings. The purchase increased the Company’s ownership interest to 93% from 50%. As a result, the Company changed its accounting for UTV from an equity method investment to a consolidated subsidiary. The acquisition of UTV supports the Company’s strategic priority of increasing its brand presence and reach in key international markets.

Upon consolidation, the Company recognized a non-cash gain of $184 million ($116 million after tax) as a result of adjusting the carrying value of the Company’s 50% equity investment to its estimated fair value of $405 million. The gain was recorded in “Other Income” in the Condensed Consolidated Statement of Income. The fair value was determined based on the Company’s internal valuation of the UTV business using an income approach (discounted cash flow model) which the Company believes provides the most appropriate indicator of fair value.

The Company has performed a preliminary allocation of the purchase price to the estimated fair value of the tangible and intangible assets acquired and liabilities assumed. The majority of the purchase price has been allocated to goodwill, which is not amortizable for tax purposes. The goodwill reflects the synergies and increased Indian market penetration expected from combining the operations of UTV and the Company.

In accordance with Indian securities regulation, the Company can be required to purchase any outstanding UTV shares at the election of each remaining UTV shareholder for 1,100 Indian rupees per share until March 16, 2013. To date, the Company has paid $63 million to acquire an incremental 6% interest bringing its ownership percentage to 99%.

Seven TV

On November 18, 2011, the Company acquired a 49% ownership interest in Seven TV, a broadcast television network in Russia for $300 million. Seven TV was converted to an ad-supported, free-to-air Disney Channel in Russia. The Company accounts for its interest in Seven TV as an equity method investment.

AETN

A&E Television Networks LLC (AETN) operates multiple cable broadcasting services and is owned 42.1% by the Company, 42.1% by the Hearst Corporation (Hearst) and 15.8% by NBCUniversal. On July 9, 2012, AETN agreed to redeem NBCUniversal’s entire 15.8% equity interest for approximately $3 billion. Approximately $2.5 billion represents the enterprise value of NBCUniversal’s equity interest in AETN, and the balance of approximately $0.5 billion represents the value of tax benefits expected to be generated as a result of the transaction, which is to be paid to NBCUniversal in accordance with the amended and restated limited liability company agreement of AETN. As a result of the transaction, the Company’s and Hearst’s ownership interest would increase to 50%. The transaction is expected to close prior to the end of calendar 2012 upon the satisfaction of closing conditions. The Company and Hearst will each make a $300 million equity contribution to AETN and each will potentially provide up to $500 million in shareholder loans to assist in financing the transaction. The Company expects that it will continue to account for its interest in AETN as an equity method investment.

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

Goodwill

The changes in the carrying amount of goodwill for the nine months ended June 30, 2012, are as follows:

	Media Networks	Parks and Resorts	Studio Entertainment	Consumer Products	Interactive	Total
Balance at Oct. 1, 2011	$15,728	$172	$5,284	$1,797	$1,164	$24,145
Acquisitions	445	—	426	—	175	1,046
Dispositions	—	—	(1)	(3)	—	(4)
Other, net	(64)	—	(60)	—	(19)	(143)

Balance at June 30, 2012	$16,109	$172	$5,649	$1,794	$1,320	$25,044

The carrying amount of goodwill at June 30, 2012 and October 1, 2011 includes accumulated impairments of $29 million at Interactive.

4.	Dispositions and Other Income

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

5.	Borrowings

During the nine months ended June 30, 2012, the Company’s borrowing activity was as follows:

	October 1, 2011	Additions	Payments	Other Activity	June 30, 2012
Commercial paper borrowings	$1,583	$—	$(558)	$—	$1,025
U.S. medium-term notes	8,400	2,977	(1,268)	5	10,114
European medium-term notes and other foreign currency denominated borrowings (1)	1,111	272	(198)	196	1,381
Other(1)	572	2	(82)	55	547
Disneyland Paris borrowings (2)	1,981	—	(140)	(150)	1,691
Hong Kong Disneyland borrowings (3)	330	—	—	(65)	265

Total	$13,977	$3,251	$(2,246)	$41	$15,023

(1)	The other activity is primarily borrowings assumed in the acquisition of UTV.
(2)	The other activity is primarily the impact of foreign currency translation as a result of the strengthening of the U.S. dollar against the Euro.

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

(3)	The other activity reflects the conversion of a portion of the Government of the Hong Kong Special Administrative Region’s loan to equity pursuant to a capital realignment and expansion plan.

In June 2012, the Company entered into a new five-year $2.25 billion bank facility with a syndicate of lenders. This facility replaced an existing three-year $2.25 billion facility which was scheduled to expire in 2013, and in combination with an existing $2.25 billion facility that matures in 2015, is used to support commercial paper borrowings. The bank facilities allow for borrowings at LIBOR-based rates plus a spread depending on the credit default swap spread applicable to the Company’s debt, subject to a cap and a floor that vary with the Company’s public debt rating. The spread above LIBOR can range from 0.26% to 1.93%.

6.	International Theme Park Investments

The Company has a 51% effective ownership interest in the operations of Disneyland Paris, a 48% ownership interest in the operations of Hong Kong Disneyland Resort and a 43% ownership interest in the operations of Shanghai Disney Resort (collectively the “International Theme Parks”), all of which are consolidated in the Company’s financial statements.

The following tables present summarized balance sheet information for the Company as of June 30, 2012 and October 1, 2011, reflecting the impact of consolidating the balance sheets of the International Theme Parks.

	As of June 30, 2012
	Before International Theme Parks Consolidation	International Theme Parks and Adjustments	Total
Cash and cash equivalents	$3,842	$532	$4,374
Other current assets	10,136	244	10,380

Total current assets	13,978	776	14,754
Investments	3,852	(1,455)	2,397
Fixed assets	16,620	4,324	20,944
Other assets	37,122	74	37,196

Total assets	$71,572	$3,719	$75,291

Current portion of borrowings	$2,396	$173	$2,569
Other current liabilities	8,065	483	8,548

Total current liabilities	10,461	656	11,117
Borrowings	10,671	1,783	12,454
Deferred income taxes and other long-term liabilities	9,497	150	9,647
Equity	40,943	1,130	42,073

Total liabilities and equity	$71,572	$3,719	$75,291

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

The following table presents summarized income statement information of the Company for the nine months ended June 30, 2012, reflecting the impact of consolidating the income statements of the International Theme Parks.

	Before International Theme Parks Consolidation (1)	International Theme Parks and Adjustments	Total
Revenues	$29,924	$1,572	$31,496
Cost and expenses	(23,085)	(1,572)	(24,657)
Restructuring and impairment charges	(51)	—	(51)
Other income	184	—	184
Net interest expense	(221)	(57)	(278)
Equity in the income of investees	425	27	452

Income before income taxes	7,176	(30)	7,146
Income taxes	(2,360)	(3)	(2,363)

Net income	$4,816	$(33)	$4,783

(1)

These amounts include the International Theme Parks under the equity method of accounting. As such, royalty and management fee income from these operations is included in Revenues and our share of their net income/(loss) is included in Equity in the income of investees. There were $9 million in royalties and management fees recognized for the nine months ended June 30, 2012.

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

The following table presents summarized cash flow statement information of the Company for the nine months ended June 30, 2012, reflecting the impact of consolidating the cash flow statements of the International Theme Parks.

	Before International Theme Parks Consolidation	International Theme Parks and Adjustments	Total
Cash provided by operations	$6,168	$263	$6,431
Investments in parks, resorts and other property	(2,392)	(459)	(2,851)
Other investing activities	(739)	120	(619)
Cash used by financing activities	(1,544)	(136)	(1,680)
Impact of exchange rates on cash and cash equivalents	(58)	(34)	(92)

Increase/(decrease) in cash and cash equivalents	1,435	(246)	1,189
Cash and cash equivalents, beginning of period	2,407	778	3,185

Cash and cash equivalents, end of period	$3,842	$532	$4,374

7.	Pension and Other Benefit Programs

The components of net periodic benefit cost are as follows:

	Pension Plans				Postretirement Medical Plans
	Quarter Ended		Nine Months Ended		Quarter Ended		Nine Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Service cost	$69	$73	$208	$220	$5	$4	$16	$14
Interest cost	111	104	330	311	19	17	56	50
Expected return on plan assets	(128)	(111)	(385)	(331)	(5)	(6)	(17)	(18)
Amortization of prior year service costs	3	3	10	10	—	—	(1)	(1)
Recognized net actuarial loss	77	57	232	171	7	2	23	6

Net periodic benefit cost	$132	$126	$395	$381	$26	$17	$77	$51

During the nine months ended June 30, 2012, the Company made contributions to its pension and postretirement medical plans totaling $393 million. The Company expects total pension and postretirement medical plan contributions in fiscal 2012 of approximately $400 million to $425 million including discretionary contributions above the minimum requirements. Final minimum pension plan funding requirements for fiscal 2012 will be determined based on our January 1, 2012 funding actuarial valuation which will be available by the end of the fourth quarter of fiscal 2012.

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

	Quarter Ended		Nine Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Shares (in millions):
Weighted average number of common shares outstanding (basic)	1,791	1,883	1,794	1,891
Weighted average dilutive impact of equity-based compensation awards	21	29	24	33

Weighted average number of common and common equivalent shares outstanding (diluted)	1,812	1,912	1,818	1,924

Awards excluded from diluted earnings per share	10	10	13	7

9.	Equity

On November 30, 2011, the Company declared a $0.60 per share dividend ($1.1 billion) related to fiscal 2011 for shareholders of record on December 16, 2011, which was paid on January 18, 2012. The Company paid a $0.40 per share dividend ($756 million) during the second quarter of fiscal 2011 related to fiscal 2010.

During the nine months ended June 30, 2012, the Company repurchased 53 million shares of its common stock for $2,042 million. As of June 30, 2012, the Company had remaining authorization in place to repurchase 251 million additional shares. The repurchase program does not have an expiration date.

The par value of the Company’s outstanding common stock totaled approximately $28 million.

Accumulated other comprehensive income (loss), net of tax, is as follows:

	June 30, 2012	October 1, 2011
Market value adjustments for investments and hedges	$76	$(48)
Foreign currency translation and other	(39)	43
Unrecognized pension and postretirement medical expense	(2,480)	(2,625)

Accumulated other comprehensive income (loss) (1)	$(2,443)	$(2,630)

(1)	Accumulated other comprehensive income (loss) and components of other comprehensive income (loss) are net of 37% estimated tax.

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

10.	Equity-Based Compensation

The amount of compensation expense related to stock options, stock appreciation rights and restricted stock units (RSUs) is as follows:

	Quarter Ended		Nine Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Stock options/rights (1)	$29	$29	$89	$104
RSUs	77	70	234	216

Total equity-based compensation expense (2)	$106	$99	$323	$320

Equity-based compensation expense capitalized during the period	$15	$16	$42	$50

(1)	Includes stock appreciation rights issued in connection with acquisition of Playdom
(2)

Equity-based compensation expense is net of capitalized equity-based compensation and excludes amortization of previously capitalized equity-based compensation costs. During the quarter and nine months ended June 30, 2012, amortization of previously capitalized equity-based compensation totaled $15 million and $39 million, respectively. During the quarter and nine months ended July 2, 2011, amortization of previously capitalized equity-based compensation totaled $8 million and $43 million, respectively.

Unrecognized compensation cost related to unvested stock options/rights and RSUs totaled approximately $190 million and $663 million, respectively, as of June 30, 2012.

The weighted average grant date fair values of options issued during the nine months ended June 30, 2012 and July 2, 2011 were $10.65 and $10.97, respectively.

During the nine months ended June 30, 2012, the Company made equity compensation grants totaling 19.8 million units, which included its regular annual grant issued in January, 2012, consisting of 9.8 million stock options and 8.6 million RSUs, of which 0.5 million RSUs included market and performance conditions.

In March 2012, shareholders of the Company approved an amendment to the 2011 Stock Incentive Plan, which increased the number of shares authorized to be awarded as grants by an incremental 15 million shares. Following this amendment, the maximum number of shares available for issuance (assuming all the awards are in the form of stock options) was approximately 131 million shares and the number available for issuance assuming all awards are in the form of RSUs was approximately 66 million shares.

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

Contractual Guarantees

The Company has guaranteed bond issuances by the Anaheim Public Authority that were used by the City of Anaheim to finance construction of infrastructure and a public parking facility adjacent to the Disneyland Resort. Revenues from sales, occupancy and property taxes from the Disneyland Resort and non-Disney hotels are used by the City of Anaheim to repay the bonds. In the event of a debt service shortfall, the Company will be responsible to fund the shortfall. As of June 30, 2012, the remaining debt service obligation guaranteed by the Company was $355 million, of which $84 million was principal. To the extent that tax revenues exceed the debt service payments in subsequent periods, the Company would be reimbursed for any previously funded shortfalls. To date, tax revenues have exceeded the debt service payments for the Anaheim bonds.

ESPN STAR Sports, a joint venture in which ESPN owns a 50% equity interest, has agreements for global rights to certain cricket programming through 2019. ESPN and the other joint-venture partner have jointly guaranteed the programming rights obligation of approximately $0.9 billion.

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

The Company estimates the allowance for credit losses related to receivables for the sale of syndicated programming based upon a number of factors, including historical experience, and an ongoing review of the financial condition of individual companies with which we do business. The balance of syndication receivables recorded in other non-current assets, net of an immaterial allowance for credit losses, was $0.8 billion as of June 30, 2012. The activity in the current period related to the allowance for credit losses was not material.

The Company estimates the allowance for credit losses related to receivables for sales of its vacation ownership units based primarily on historical collection experience. Projections of uncollectible amounts are also based on consideration of the economic environment and the age of receivables. The balance of mortgage receivables recorded in other non-current assets, net of a related allowance for credit losses of approximately 3%, was approximately $0.7 billion as of June 30, 2012. The activity in the period related to the allowance for credit losses was not material.

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

Income Taxes

During the nine months ended June 30, 2012, the Company settled certain tax matters with various jurisdictions. As a result of these settlements, the Company reduced its unrecognized tax benefits by $126 million, including interest and penalties.

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

Fair value is defined as the amount that would be received for selling an asset or paid to transfer a liability in an orderly transaction between market participants. Assets and liabilities carried at fair value are classified in the following three categories:

Level 1 –	Quoted prices for identical instruments in active markets

Level 2 –	Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets

Level 3 –	Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable

The Company’s assets and liabilities measured at fair value are summarized by level in the following tables:

	Fair Value Measurement at June 30, 2012
	Level 1	Level 2	Level 3	Total
Assets
Investments	$105	$—	$—	$105
Derivatives (1)
Interest rate	—	224	—	224
Foreign exchange	—	519	—	519
Liabilities
Derivatives (1)
Foreign exchange	—	(129)	—	(129)
Other	—	(3)	—	(3)

Total recorded at fair value	$105	$611	$—	$716

Fair value of borrowings	$8,580	$3,823	$3,218	$15,621

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

	Fair Value Measurements at October 1, 2011
	Level 1	Level 2	Level 3	Total
Assets
Investments	$143	$43	$—	$186
Derivatives (1)
Interest rate	—	214	—	214
Foreign exchange	—	498	—	498
Residual Interests	—	—	40	40
Liabilities
Derivatives (1)
Interest rate	—	(18)	—	(18)
Foreign exchange	—	(262)	—	(262)
Other derivatives	—	(1)	—	(1)

Total recorded at fair value	$143	$474	$40	$657

Fair value of borrowings	$8,953	$2,128	$3,070	$14,151

(1)

The Company has a master netting arrangement by counterparty with respect to certain derivative contracts. Contracts in a liability position totaling $111 million and $167 million have been netted against contracts in an asset position in the Condensed Consolidated Balance Sheets at June 30, 2012 and October 1, 2011, respectively.

Level 1 borrowings consist of U.S. medium-term notes.

The fair values of Level 2 investments are primarily determined by reference to market prices based on recent trading activity and other relevant information including pricing for similar securities as determined by third-party pricing services.

The fair values of Level 2 derivatives are primarily determined based on the present value of future cash flows using internal models that use observable inputs such as interest rates, yield curves and foreign currency exchange rates. Counterparty credit risk, which is mitigated by master netting agreements and collateral posting arrangements with certain counterparties, did not have a material impact on derivative fair value estimates.

Level 2 borrowings, which include commercial paper and U.S. medium-term notes, are valued based on quoted prices for similar instruments in active markets.

Level 3 residual interests relate to securitized vacation ownership mortgage receivables and are valued using a discounted cash flow model that considers estimated interest rates, discount rates, prepayment, and defaults. On June 5, 2012, the Company repurchased previously sold mortgage receivables.

Level 3 borrowings, which include International Theme Parks borrowings and other foreign currency denominated borrowings, are valued based on historical market transactions, interest rates, credit risk and market liquidity.

The Company’s financial instruments also include cash, cash equivalents, receivables and accounts payable. The carrying values of these financial instruments approximate the fair values.

The Company also has assets and liabilities that are required to be recorded at fair value on a non-recurring basis when certain circumstances occur. During the nine months ended June 30, 2012 and July 2, 2011,

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

the Company recorded impairment charges of $111 million and $43 million, respectively, on film productions. These impairment charges are reported in “Costs and expenses” in the Condensed Consolidated Statements of Income. The film impairment charges reflected the excess of the unamortized cost of the films over the estimated fair value using discounted cash flows. The discounted cash flow analysis is a level 3 valuation technique. The aggregate carrying values of the films for which we prepared the fair value analyses were $124 million and $94 million as of June 30, 2012 and July 2, 2011, respectively.

Transfers of Financial Assets

Through December 4, 2008, the Company sold mortgage receivables arising from sales of its vacation ownership units under a facility that expired on December 4, 2008 and was not renewed. The Company continued to service the sold receivables and had a residual interest in those receivables. On June 5, 2012, the Company repurchased these receivables for $191 million which equaled the outstanding principal balance and approximated fair value.

13.	Derivative Instruments

The Company manages its exposure to various risks of its ongoing business operations according to a risk management policy. The primary risks managed with derivative instruments are interest rate risk and foreign exchange risk.

The following tables summarize the gross fair value of the Company’s derivative positions as of June 30, 2012 and October 1, 2011:

	As of June 30, 2012
	Current Assets	Other Assets	Other Accrued Liabilities	Other Long- Term Liabilities

Derivatives designated as hedges
Foreign exchange	$178	$78	$(58)	$(33)
Interest rate	—	224	—	—
Other	—	—	(3)	—
Derivatives not designated as hedges
Foreign exchange	69	194	(38)	—

Gross fair value of derivatives	247	496	(99)	(33)
Counterparty netting	(87)	(24)	87	24

Total Derivatives (1)	$160	$472	$(12)	$(9)

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

	As of October 1, 2011
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

The Company designates pay-floating interest rate swaps as fair value hedges of fixed-rate borrowings effectively converting fixed-rate borrowings to variable rate borrowings indexed to LIBOR. As of June 30, 2012 and October 1, 2011, the total notional amount of the Company’s pay-floating interest rate swaps was $3.1 billion and $1.2 billion, respectively. The following table summarizes adjustments related to fair value hedges included in net interest expense in the Condensed Consolidated Statements of Income.

	Quarter Ended		Nine Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Gain (loss) on interest rate swaps	$25	$16	$9	$(61)
Gain (loss) on hedged borrowings	(25)	(16)	(9)	61

The Company may designate pay-fixed interest rate swaps as cash flow hedges of interest payments on floating-rate borrowings. Pay-fixed swaps effectively convert floating-rate borrowings to fixed-rate borrowings. The unrealized gain or losses from these cash flow hedges are deferred in accumulated other comprehensive income (AOCI) and recognized in interest expense as the interest payments occur. The Company did not have pay-fixed interest rate swaps that were designated as cash flow hedges of interest payments at June 30, 2012 nor at October 1, 2011.

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

The Company designates foreign exchange forward and option contracts as cash flow hedges of firmly committed and forecasted foreign currency transactions. As of June 30, 2012 and October 1, 2011, the notional amounts of the Company’s net foreign exchange cash flow hedges were $5.2 billion and $3.6 billion, respectively. Mark to market gains and losses on these contracts are deferred in AOCI and are recognized in earnings when the hedged transactions occur, offsetting changes in the value of the foreign currency transactions. Gains and losses recognized related to ineffectiveness for the nine months ended June 30, 2012 and July 2, 2011 were not material. Net deferred gains recorded in AOCI for contracts that will mature in the next twelve months totaled $120 million. The following table summarizes the pre-tax adjustments to AOCI for foreign exchange cash flow hedges.

	Quarter Ended		Nine Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Gain (loss) recorded in AOCI	$157	$(114)	$218	$(249)
Reclassification of (gains) losses from AOCI into revenues and costs and expenses	(29)	63	(15)	119

Net change in AOCI	$128	$(51)	$203	$(130)

Foreign exchange risk management contracts with respect to foreign currency assets and liabilities are not designated as hedges and do not qualify for hedge accounting. The notional amounts of these foreign exchange contracts at June 30, 2012 and October 1, 2011 were $2.8 billion and $2.6 billion, respectively. During the quarters ended June 30, 2012 and July 2, 2011, the Company recognized net gains of $130 million and net losses of $62 million, respectively, in costs and expenses on these foreign exchange contracts which offset respective net losses of $136 million and net gains of $63 million on the related economic exposures. During the nine months ended June 30, 2012 and July 2, 2011, the Company recognized net gains of $73 million and net losses of $127 million, respectively, in costs and expenses on these foreign exchange contracts which offset respective net losses of $109 million and net gains of $119 million on the related economic exposures.

Commodity Price Risk Management

The Company is subject to the volatility of commodities prices and designates certain commodity forward contracts as cash flow hedges of forecasted commodity purchases. Mark to market gains and losses on these contracts are deferred in AOCI and are recognized in earnings when the hedged transactions occur, offsetting changes in the value of commodity purchases. The fair value of the commodity hedging contracts and related gains or losses recognized in earnings were not material at June 30, 2012 nor at October 1, 2011.

Risk Management – Other Derivatives Not Designated as Hedges

The Company enters into certain other risk management contracts that are not designated as hedges and do not qualify for hedge accounting. These contracts, which may include pay fixed interest rate swaps and certain commodity swap contracts, are intended to offset economic exposures of the Company and are carried at market value with any changes in value recorded in earnings.

THE WALT DISNEY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in millions, except for per share data)

At June 30, 2012, the notional amount of other risk management contracts was not material. The notional amount of these pay fixed interest rate swaps not designated as hedges at October 1, 2011 was $184 million. On June 5, 2012, the Company terminated these pay fixed interest rate swaps in connection with the repurchase of securitized vacation ownership mortgage receivables. For the nine months ended June 30, 2012 and July 2, 2011, gains and losses recognized in income on these risk management contracts were not material.

Contingent Features

The Company’s derivative financial instruments may require the Company to post collateral in the event that a net liability position with a counterparty exceeds limits defined by contract and that vary with the Company’s credit rating. If the Company’s credit ratings were to fall below investment grade, such counterparties would also have the right to terminate our derivative contracts, which could lead to a net payment to or from the Company for the aggregate net value by counterparty of our derivative contracts. The aggregate fair value of derivative instruments with credit-risk-related contingent features in a net liability position by counterparty were $21 million and $114 million on June 30, 2012 and October 1, 2011, respectively.

14.	Restructuring and Impairment Charges

In the current quarter and nine months, the Company recorded $7 million and $51 million, respectively, of restructuring and impairment charges primarily for severance and related costs for organizational and cost structure initiatives, across various of our businesses.

In the prior-year quarter and nine months, the Company recorded $34 million and $46 million, respectively, of restructuring and impairment charges for severance and facilities costs related to organizational and cost structure initiatives, primarily at our Studio Entertainment and Interactive segments.

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

Overview

Seasonality

Business Segment Results

Quarter Results

Nine-Month Results

Other Financial Information

Financial Condition

Commitments and Contingencies

Other Matters

Market Risk

OVERVIEW

Our summary consolidated results are presented below:

	Quarter Ended		% Change	Nine Months Ended		% Change
(in millions, except per share data)	June 30, 2012	July 2, 2011	Better/ (Worse)	June 30, 2012	July 2, 2011	Better/ (Worse)
Revenues	$11,088	$10,675	4%	$31,496	$30,468	3%
Costs and expenses	(8,128)	(8,229)	1%	(24,657)	(24,554)	—%
Restructuring and impairment charges	(7)	(34)	79%	(51)	(46)	(11)%
Other income	—	—	—%	184	75	>100%
Net interest expense	(93)	(88)	(6)%	(278)	(266)	(5)%
Equity in the income of investees	169	184	(8)%	452	463	(2)%

Income before income taxes	3,029	2,508	21%	7,146	6,140	16%
Income taxes	(993)	(845)	(18)%	(2,363)	(2,133)	(11)%

Net income	2,036	1,663	22%	4,783	4,007	19%
Less: Net income attributable to noncontrolling interests	(205)	(187)	(10)%	(345)	(287)	(20)%

Net income attributable to Disney	$1,831	$1,476	24%	$4,438	$3,720	19%

Diluted earnings per share	$1.01	$0.77	31%	$2.44	$1.93	26%

Quarter Results

Diluted earnings per share (EPS) increased 31% for the quarter driven by improved segment performance, a decrease in weighted average shares outstanding and a lower effective income tax rate. Improved segment results were driven by the worldwide theatrical success of Marvel’s The Avengers, the benefit from contractual rate increases and subscriber growth on revenues from Multi-channel Video Service Providers (MVSP) (Affiliate Fees) along with higher advertising revenues at ESPN, increased guest spending at our domestic parks and resorts, the launch of the Disney Fantasy cruise ship, and an increase in royalties from Tokyo Disney Resort, which was impacted by the March 2011 earthquake and tsunami in Japan in the prior-year. These increases were partially offset by a negative impact from the timing of deferred Affiliate Fee revenue recognition at ESPN, increased operating expenses at our domestic parks and resorts and higher programming and production costs at ESPN. The Affiliate Fee timing impact at ESPN of $139 million was due to a change in the provisions related to annual programming commitments in a MVSP contract, which shifted the recognition of affiliate revenue to the first and second quarter of the current year as compared to recognition in the third quarter of the prior year.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Nine-Month Results

Diluted EPS increased 26% for the nine months driven by improved segment performance and a decrease in weighted average shares outstanding as well as a gain related to an acquisition discussed below. Improved segment results were driven by higher attendance and guest spending at our domestic parks and resorts, higher Affiliate Fees due to contractual rate increases and subscriber growth along with higher advertising revenues at ESPN, an increase at Tokyo Disney Resort and the worldwide theatrical success of Marvel’s The Avengers. These increases were partially offset by higher film cost write-downs, increased operating expenses at our domestic parks and resorts, higher programming and production costs at ESPN and lower political advertising revenues at our local television stations.

In the current nine months, the Company recorded a $184 million ($116 million after tax) non-cash gain in connection with the Company’s acquisition of an incremental interest in UTV Software Communication Limited (UTV Gain) and $51 million ($32 million after tax) of restructuring and impairment charges due to severance related to organizational and cost structure initiatives. See Note 3 to the Condensed Consolidated Financial Statements for discussion of the UTV Gain.

In the prior-year nine months, the Company recorded $46 million of restructuring and impairment charges and gains on the sale of Miramax and BASS totaling $75 million. Restructuring and impairment charges in the prior-year quarter included an impairment related to assets that had tax basis in excess of the book value resulting in a $44 million tax benefit on the restructuring and impairment charges. The book value of Miramax included allocated goodwill totaling $217 million which is not tax deductible. Accordingly, the taxable gain on the sales of Miramax and BASS exceeded the $75 million book gain resulting in tax expense of $107 million. The table below shows the pretax and after tax impact of the prior year items.

	Benefit / (Expense)
(in millions)	Pretax	Tax Effect	After Tax
Restructuring and impairment charges	$(46)	$44	$(2)
Gains on sales of businesses	75	(107)	(32)

	$29	$(63)	$(34)

SEASONALITY

The Company’s businesses are subject to the effects of seasonality. Consequently, the operating results for the quarter and nine months ended June 30, 2012 for each business segment, and for the Company as a whole, are not necessarily indicative of results to be expected for the full year.

Media Networks revenues are subject to seasonal advertising patterns and changes in viewership levels. In general, advertising revenues are somewhat higher during the fall and somewhat lower during the summer months. Affiliate revenues are typically collected ratably throughout the year. Certain affiliate revenues at ESPN are deferred until annual programming commitments are met, and these commitments are typically satisfied during the second half of the Company’s fiscal year, which generally results in higher revenue recognition during that period.

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

Interactive revenues fluctuate due to the timing and performance of video game releases which are determined by several factors, including theatrical releases and cable programming broadcasts, competition and the timing of holiday periods. Revenues from certain of our internet and mobile operations are subject to similar seasonal trends.

BUSINESS SEGMENT RESULTS

The Company evaluates the performance of its operating segments based on segment operating income, which is shown below along with segment revenues:

	Quarter Ended		% Change	Nine Months Ended		% Change
(in millions)	June 30, 2012	July 2, 2011	Better/ (Worse)	June 30, 2012	July 2, 2011	Better/ (Worse)
Revenues:
Media Networks	$5,084	$4,949	3%	$14,555	$13,916	5%
Parks and Resorts	3,441	3,170	9%	9,495	8,668	10%
Studio Entertainment	1,625	1,620	—%	4,423	4,892	(10)%
Consumer Products	742	685	8%	2,369	2,233	6%
Interactive	196	251	(22)%	654	759	(14)%

	$11,088	$10,675	4%	$31,496	$30,468	3%

Segment operating income (loss):
Media Networks	$2,126	$2,094	2%	$5,048	$4,684	8%
Parks and Resorts	630	519	21%	1,405	1,132	24%
Studio Entertainment	313	49	>100%	642	501	28%
Consumer Products	209	155	35%	670	609	10%
Interactive	(42)	(86)	51%	(140)	(214)	35%

	$3,236	$2,731	18%	$7,625	$6,712	14%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

The following table reconciles segment operating income to income before income taxes:

	Quarter Ended		% Change	Nine Months Ended		% Change
(in millions)	June 30, 2012	July 2, 2011	Better/ (Worse)	June 30, 2012	July 2, 2011	Better/ (Worse)

Segment operating income	$3,236	$2,731	18%	$7,625	$6,712	14%
Corporate and unallocated shared expenses	(107)	(101)	(6)%	(334)	(335)	—%
Restructuring and impairment charges	(7)	(34)	79%	(51)	(46)	(11)%
Other income	—	—	—%	184	75	>100%
Net interest expense	(93)	(88)	(6)%	(278)	(266)	(5)%

Income before income taxes	$3,029	$2,508	21%	$7,146	$6,140	16%

Depreciation expense is as follows:

	Quarter Ended		% Change	Nine Months Ended		% Change
(in millions)	June 30, 2012	July 2, 2011	Better/ (Worse)	June 30, 2012	July 2, 2011	Better/ (Worse)
Media Networks
Cable Networks	$36	$34	(6)%	$107	$99	(8)%
Broadcasting	26	25	(4)%	74	76	3%

Total Media Networks	62	59	(5)%	181	175	(3)%

Parks and Resorts
Domestic	232	219	(6)%	689	628	(10)%
International	77	83	7%	234	241	3%

Total Parks and Resorts	309	302	(2)%	923	869	(6)%

Studio Entertainment	16	12	(33)%	42	42	—%
Consumer Products	14	11	(27)%	41	36	(14)%
Interactive	4	3	(33)%	12	12	—%
Corporate	50	37	(35)%	141	111	(27)%

Total depreciation expense	$455	$424	(7)%	$1,340	$1,245	(8)%

Amortization of intangible assets is as follows:

	Quarter Ended		% Change	Nine Months Ended		% Change
(in millions)	June 30, 2012	July 2, 2011	Better/ (Worse)	June 30, 2012	July 2, 2011	Better/ (Worse)
Media Networks	$9	$2	>(100)%	$13	$6	>(100)%
Parks and Resorts	—	—	—%	—	—	—%
Studio Entertainment	34	25	(36)%	72	56	(29)%
Consumer Products	15	15	—%	45	43	(5)%
Interactive	9	10	10%	25	29	14%

Total amortization of intangible assets	$67	$52	(29)%	$155	$134	(16)%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Media Networks

Operating results for the Media Networks segment are as follows:

	Quarter Ended		% Change Better/ (Worse)
(in millions)	June 30, 2012	July 2, 2011
Revenues
Affiliate Fees	$2,565	$2,566	—%
Advertising	2,020	1,913	6%
Other	499	470	6%

Total revenues	5,084	4,949	3%
Operating expenses	(2,429)	(2,329)	(4)%
Selling, general, administrative and other	(628)	(649)	3%
Depreciation and amortization	(71)	(61)	(16)%
Equity in the income of investees	170	184	(8)%

Operating Income	$2,126	$2,094	2%

Revenues

Affiliate Fees were essentially flat as an increase of 6% from higher contractual rates and subscriber growth at both ESPN and the domestic Disney Channels were offset by a 5% reduction in revenue recognition due to a change in the provisions related to annual programming commitments in a MVSP contract at Cable Networks, which shifted the recognition of affiliate revenue to the first and second quarter of the current year as compared to recognition in the third quarter of the prior year.

Higher advertising revenues were due to an increase of $115 million, or 13%, at Cable Networks from $859 million to $974 million, partially offset by a decrease of $8 million at Broadcasting from $1,054 million to $1,046 million. Advertising revenue growth at Cable Networks was driven by an increase of 4% due to higher rates, an increase of 3% due to higher units sold and an increase of 3% due to higher ratings at ESPN, all of which included the impact of the timing of NBA games due to the NBA lockout which shifted games into the third quarter of the current year. The change in revenues at Broadcasting resulted from lower ratings at the ABC Television Network, largely offset by higher rates.

The increase in other revenues reflected higher revenue from the sale of ABC Studios’ productions and higher royalties from MVSP distribution of our programs.

Costs and Expenses

Operating expenses include programming and production costs, which increased $85 million from $1,971 million to $2,056 million. At Cable Networks, an increase in programming and production costs of $100 million was primarily due to the timing of NBA games and contractual rate increases for NBA and Major League Baseball programming. At Broadcasting, the $15 million decrease in programming and production costs reflected the absence of The Oprah Winfrey Show at our local television stations.

The decrease in selling, general, administrative and other costs and expenses is primarily due to lower marketing costs at ABC Family reflecting fewer series premieres in the current year quarter.

Equity in the Income of Investees

Income from equity investees was $170 million for the current quarter compared to $184 million in the prior-year quarter. The decrease in income from equity investees was primarily due to higher operating costs at Hulu.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Segment Operating Income

Segment operating income increased 2%, or $32 million, to $2.1 billion. The increase was primarily due to increases at the domestic Disney Channels and our local television stations, partially offset by a decrease at ESPN.

The following table provides supplemental revenue and segment operating income detail for the Media Networks segment:

	Quarter Ended		% Change Better/ (Worse)
(in millions)	June 30, 2012	July 2, 2011
Revenues
Cable Networks	$3,610	$3,516	3%
Broadcasting	1,474	1,433	3%

	$5,084	$4,949	3%

Segment operating income
Cable Networks	$1,858	$1,844	1%
Broadcasting	268	250	7%

	$2,126	$2,094	2%

Restructuring and impairment charges

The Company recorded charges of $1 million in both the current and prior-year quarters, which were reported in “Restructuring and impairment charges” in the Consolidated Statements of Income.

Parks and Resorts

Operating results for the Parks and Resorts segment are as follows:

	Quarter Ended		% Change Better/ (Worse)
(in millions)	June 30, 2012	July 2, 2011
Revenues
Domestic	$2,789	$2,532	10%
International	652	638	2%

Total revenues	3,441	3,170	9%
Operating expenses	(2,032)	(1,913)	(6)%
Selling, general, administrative and other	(470)	(436)	(8)%
Depreciation and amortization	(309)	(302)	(2)%

Operating Income	$630	$519	21%

Revenues

Parks and Resorts revenues increased 9%, or $271 million due to an increase of $257 million at our domestic operations and an increase of $14 million at our international operations.

Revenue growth of 10% at our domestic operations reflected a 5% increase from higher average guest spending and a 4% increase from volume. Increased guest spending was due to higher average ticket prices, food, beverage and merchandise spending and daily hotel room rates. Higher volume was driven by the addition of the Disney Fantasy cruise ship which launched in March 2012.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Revenue growth of 2% at our international operations reflected a 4% increase from higher average guest spending, a 4% increase from higher royalty revenue from Tokyo Disney Resort and a 1% increase from higher attendance at Disneyland Paris and Hong Kong Disneyland Resort. These increases were partially offset by a 7% decrease due to the impact of foreign currency translation as a result of the strengthening of the U.S. dollar against the Euro. Higher guest spending was primarily due to higher daily hotel room rates. The increase at Tokyo Disney Resort reflected the loss of income from the March 2011 earthquake and tsunami in Japan which resulted in a temporary suspension of operations at the resort and a reduction in volume after reopening in the prior-year quarter.

The following table presents supplemental park and hotel statistics:

	Domestic		International (2)		Total
	Quarter Ended		Quarter Ended		Quarter Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Parks
Increase/ (decrease)
Attendance	1%	2%	3%	7%	1%	3%
Per Capita Guest Spending	8%	8%	4%	4%	7%	7%
Hotels (1)
Occupancy	79%	81%	89%	91%	81%	83%
Available Room Nights (in thousands)	2,455	2,407	614	615	3,069	3,022
Per Room Guest Spending	$279	$262	$343	$317	$293	$274

(1)

Per room guest spending consists of the average daily hotel room rate as well as guest spending on food, beverage and merchandise at the hotels. Hotel statistics include rentals of Disney Vacation Club units.

(2)

Per capita guest spending and per room guest spending exclude the impact of foreign currency translation. The Euro to U.S. Dollar weighted average foreign currency exchange rate was $1.29 and $1.44 for the quarters ended June 30, 2012 and July 2, 2011, respectively.

Costs and Expenses

Operating expenses include operating labor which increased by $74 million from $923 million to $997 million and cost of sales which increased $25 million from $312 million to $337 million. Higher operating labor was driven by new guest offerings and labor cost inflation. The increase in cost of sales was driven by higher volumes. Operating expenses also increased due to costs associated with new guest offerings, including fuel, supplies and entertainment, and investments in systems infrastructure. New guest offerings included the Disney Fantasy, the expansion of Disney California Adventure at Disneyland Resort and our new hotel and vacation club resort in Hawaii. These increases were partially offset by the favorable impact of foreign currency translation as a result of the strengthening of the U.S. dollar against the Euro.

The increase in selling, general, administrative and other costs was driven by marketing of new guest offerings and resort expansions and labor and other cost inflation.

Segment Operating Income

Segment operating income increased 21%, or $111 million, to $630 million due to increases at Tokyo Disney Resort, Disney Cruise Line and our domestic parks and resorts.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Studio Entertainment

Operating results for the Studio Entertainment segment are as follows:

	Quarter Ended		% Change Better/ (Worse)
(in millions)	June 30, 2012	July 2, 2011
Revenues
Theatrical distribution	$834	$665	25%
Home entertainment	239	431	(45)%
Television distribution and other	552	524	5%

Total revenues	1,625	1,620	—%
Operating expenses	(746)	(914)	18%
Selling, general, administrative and other	(516)	(620)	17%
Depreciation and amortization	(50)	(37)	(35)%

Operating Income	$313	$49	>100%

Revenues

The increase in theatrical distribution revenue was primarily due to the strong performance of Marvel’s The Avengers in the current quarter compared to Pirates of the Caribbean: On Stranger Tides and Thor in the prior-year quarter. Other key titles included Brave in the current quarter and Cars 2 in the prior-year quarter.

Lower home entertainment revenue reflected a 44% decrease due to a decline in unit sales reflecting lower performance of current quarter titles and lower catalog sales. Significant current quarter titles included John Carter and The Muppets while the prior-year quarter included Tron: Legacy and Tangled.

The increase in television distribution and other revenue was driven by higher sales in international television distribution due to stronger performing titles available in the current quarter compared to the prior-year quarter.

Costs and Expenses

Operating expense included a decrease of $137 million in film cost amortization, from $571 million to $434 million driven by a lower amortization rate for Marvel’s The Avengers in the current quarter compared to the amortization rate for Pirates of the Caribbean: On Stranger Tides in the prior-year quarter, lower home entertainment sales volume and lower film cost write-downs. Operating expenses also include cost of goods sold and distribution costs which decreased $31 million, from $343 million to $312 million driven by a decline in home entertainment unit sales.

The decrease in selling, general, administrative and other costs was primarily due to lower marketing expenses at our theatrical and home entertainment businesses due to fewer major releases in the current year quarter.

Segment Operating Income

Segment operating income increased $264 million to $313 million due to improved theatrical and television distribution results, partially offset by a decrease in home entertainment results.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Restructuring and impairment charges

The Company recorded credits of $3 million and charges of $30 million related to the Studio Entertainment segment in the current and prior-year quarters, respectively, which were reported in “Restructuring and impairment charges” in the Consolidated Statements of Income. The prior-year quarter charges were for severance and facilities costs related to organizational and cost structure initiatives.

Consumer Products

Operating results for the Consumer Products segment are as follows:

	Quarter Ended		% Change Better/ (Worse)
(in millions)	June 30, 2012	July 2, 2011
Revenues
Licensing and publishing	$501	$459	9%
Retail and other	241	226	7%

Total revenues	742	685	8%
Operating expenses	(307)	(308)	—%
Selling, general, administrative and other	(197)	(196)	(1)%
Depreciation and amortization	(29)	(26)	(12)%

Operating Income	$209	$155	35%

Revenues

The 9% increase in licensing and publishing revenue was driven by an increase in licensing revenue while publishing revenue was flat to the prior-year quarter. The increase at licensing was due to a lower revenue share with Studio Entertainment and higher licensing revenue in Japan as a result of the impact in the prior year from the earthquake and tsunami. The lower revenue share with Studio Entertainment reflected a higher mix of revenues from properties subject to the revenue share in the prior-year quarter driven by sales of Cars merchandise.

Higher retail and other revenue reflected a 7% increase from our retail business driven by new stores in North America and Europe, increased online sales and higher comparable store sales in North America.

Costs and Expenses

Operating expenses included an increase of $9 million in cost of goods sold, from $115 million to $124 million, driven by increased sales volume at our retail business. The increase was largely offset by lower third-party royalty expense and a decrease in distribution expense.

Segment Operating Income

Segment operating income increased 35% to $209 million due to increases at our licensing and retail businesses.

Restructuring and impairment charges

The Company recorded charges totaling $8 million in the current quarter related to the Consumer Products segment, which were reported in “Restructuring and impairment charges” in the Consolidated Statements of Income. The current quarter charges were for severance related to organizational and cost structure initiatives. There were no charges recorded in the prior-year quarter.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Interactive

Operating results for the Interactive segment are as follows:

	Quarter Ended		% Change Better/ (Worse)
(in millions)	June 30, 2012	July 2, 2011
Revenues
Game sales and subscriptions	$137	$199	(31)%
Advertising and other	59	52	13%

Total revenues	196	251	(22)%
Operating expenses	(128)	(188)	32%
Selling, general, administrative and other	(97)	(136)	29%
Depreciation and amortization	(13)	(13)	—%

Operating Loss	$(42)	$(86)	51%

Revenues

The decrease in game sales and subscriptions revenue reflected a 43% decrease from a decline in console game unit sales reflecting fewer titles in release in the current quarter and stronger performing titles in the prior-year quarter. Current quarter titles included Brave while the prior-year quarter included Lego Pirates of the Caribbean and Cars 2. The decrease was partially offset by higher recognition of minimum guarantees for licensed video games and improved social games performance in the current quarter.

Higher advertising and other revenue was driven by our mobile phone service in Japan due to increased subscribers and higher rates.

Costs and Expenses

Lower operating expense included a decrease in product development costs from $89 million to $80 million driven by decreased console game development and a decrease in cost of sales from $99 million to $48 million driven by lower unit sales of console games. The decrease in operating expenses also reflected higher cost allocations to other Company businesses related to website design and maintenance services.

The decrease in selling, general, administrative and other expenses was driven by lower marketing costs at our console games business due to fewer releases in the current quarter and lower acquisition accounting impacts at our social games business, which had a higher adverse impact on the prior-year quarter.

Segment Operating Loss

Segment operating loss was $42 million compared to $86 million in the prior-year quarter driven by improved results at our social games and online businesses.

Restructuring and impairment charges

The Company recorded charges totaling $1 million and $7 million in the current and prior-year quarters, respectively, related to the Interactive segment, which were reported in “Restructuring and impairment charges” in the Consolidated Statements of Income. The prior-year quarter charges were due to severance related to organizational and cost structure initiatives.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

BUSINESS SEGMENT RESULTS – Nine Month Results

Media Networks

Operating results for the Media Networks segment are as follows:

	Nine Months Ended		% Change
(in millions)	June 30, 2012	July 2, 2011	Better/ (Worse)
Revenues
Affiliate Fees	$6,775	$6,368	6%
Advertising	6,079	5,902	3%
Other	1,701	1,646	3%

Total revenues	14,555	13,916	5%
Operating expenses	(7,854)	(7,649)	(3)%
Selling, general, administrative and other	(1,911)	(1,865)	(2)%
Depreciation and amortization	(194)	(181)	(7)%
Equity in the income of investees	452	463	(2)%

Operating Income	$5,048	$4,684	8%

Revenues

The 6% increase in Affiliate Fees reflected increases of 5% from higher contractual rates and 1% from subscriber growth at Cable Networks.

Higher advertising revenues were due to an increase of $234 million at Cable Networks from $2,705 million to $2,939 million, partially offset by a decrease of $57 million at Broadcasting from $3,197 million to $3,140 million. The increase at Cable Networks was driven by a 5% increase from higher rates and a 3% increase due to higher units sold, partially offset by a 1% decrease due to ratings at ESPN. The decrease at Broadcasting reflected a 2% decrease due to lower local television political advertising revenues and a 5% decrease due to lower ratings at the ABC Television Network, partially offset by a 5% increase due to higher rates at the ABC Television Network.

The increase in other revenues reflected sales of Disney Channel and ABC Family programs and higher royalties from MVSP distribution of our programs, partially offset by lower sales of ABC Studios’ productions driven by Brothers and Sisters and Lost.

Costs and Expenses

Operating expenses include programming and production costs which increased $131 million from $6,582 million to $6,713 million. At Cable Networks, an increase in programming and production spending of $239 million was primarily due to higher sports rights costs driven by contractual rate increases for college sports and NFL. At Broadcasting, programming and production costs decreased $108 million driven by lower production cost amortization due to decreased sales of ABC Studios’ productions and the absence of The Oprah Winfrey Show at our local television stations.

The increase in selling, general and administrative and other costs and expenses includes higher marketing costs at the ABC Television Network and the international Disney Channels.

Equity in the Income of Investees

Income from equity investees decreased by $11 million from $463 million to $452 million. The decrease was due to higher programming and marketing costs at Hulu and higher equity losses at UTV, partially offset by increased affiliate and advertising revenues at A&E Television Networks.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Segment Operating Income

Segment operating income increased 8%, or $364 million, to $5 billion due to increases at ESPN, the domestic Disney Channels and the ABC Television Network, partially offset by a decrease at the local television stations.

The following table provides supplemental revenue and segment operating income detail for the Media Networks segment:

	Nine Months Ended		% Change
(in millions)	June 30, 2012	July 2, 2011	Better/ (Worse)
Revenues
Cable Networks	$10,086	$9,410	7%
Broadcasting	4,469	4,506	(1)%

	$14,555	$13,916	5%

Segment operating income
Cable Networks	$4,325	$3,972	9%
Broadcasting	723	712	2%

	$5,048	$4,684	8%

Restructuring and impairment charges

The Company recorded charges of $11 million related to Media Networks in the current nine month period, which were reported in “Restructuring and impairment charges” in the Consolidated Statements of Income. The current nine month period charges were due to severance related to organizational and cost structure initiatives. There were no charges recorded in the prior-year nine month period.

Parks and Resorts

Operating results for the Parks and Resorts segment are as follows:

	Nine Months Ended		% Change
(in millions)	June 30, 2012	July 2, 2011	Better/ (Worse)
Revenues
Domestic	$7,687	$6,938	11%
International	1,808	1,730	5%

Total revenues	9,495	8,668	10%
Operating expenses	(5,821)	(5,418)	(7)%
Selling, general, administrative and other	(1,346)	(1,249)	(8)%
Depreciation and amortization	(923)	(869)	(6)%

Operating Income	$1,405	$1,132	24%

Revenues

Parks and Resorts revenues increased 10%, or $827 million due to increases of $749 million at our domestic operations and $78 million at our international operations.

Revenue growth of 11% at our domestic operations reflected a 5% increase from higher average guest spending at our domestic parks and resorts and a 5% increase due to higher volume. The volume increase was driven by higher passenger cruise ship days from the Disney Dream and the Disney Fantasy which launched in January 2011 and March 2012, respectively, increased attendance at our domestic parks and higher hotel occupied room nights from our Hawaii resort which opened in August 2011. Guest spending increased due to higher average ticket prices, food, beverage and merchandise spending, and daily hotel room rates.

Revenue growth of 5% at our international operations reflected a 4% increase from higher average guest spending, a 3% increase from higher royalty revenue from Tokyo Disney Resort and a 1% increase from higher attendance at Hong Kong Disneyland Resort. These increases were partially offset by a decrease of 3% from the unfavorable impact of foreign currency translation as a result of the strengthening of the U.S. dollar against the Euro and a decrease of 1% from lower hotel occupancy at Disneyland Paris. Higher guest spending was primarily due to higher daily hotel room rates and average ticket prices. The increase at Tokyo Disney Resort reflected the prior-year impact from the earthquake and tsunami in Japan.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

The following table presents supplemental park and hotel statistics:

	Domestic		International (2)		Total
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Parks
Increase/(decrease)
Attendance	3%	1%	3%	6%	3%	3%
Per Capita Guest Spending	7%	7%	3%	2%	6%	6%
Hotels (1)
Occupancy	82%	82%	84%	87%	82%	83%
Available Room Nights (in thousands)	7,307	7,209	1,847	1,845	9,154	9,054
Per Room Guest Spending	$261	$246	$300	$280	$269	$253

(1)

Per room guest spending consists of the average daily hotel room rate as well as guest spending on food, beverage and merchandise at the hotels. Hotel statistics include rentals of Disney Vacation Club units.

(2)

Per capita guest spending and per room guest spending exclude the impact of foreign currency translation. The Euro to U.S. Dollar weighted average foreign currency exchange rate was $1.31 and $1.39 for the nine months ended June 30, 2012 and July 2, 2011, respectively.

Costs and Expenses

Operating expenses include operating labor which increased by $233 million from $2,642 million to $2,875 million and cost of sales which increased by $44 million from $898 million to $942 million. Higher operating labor was driven by labor cost inflation and new guest offerings. The increase in cost of sales was driven by higher volumes. Operating expenses also increased due to costs associated with new guest offerings, including fuel, supplies and entertainment, and investments in systems infrastructure. New guest offerings included the Disney Dream and Disney Fantasy, our new hotel and vacation club resort in Hawaii, and the expansion of Disney California Adventure at Disneyland Resort. These increases were partially offset by a favorable impact of foreign currency translation as a result of the strengthening of the U.S. dollar against the Euro and the collection of business interruption insurance proceeds related to the prior-year earthquake and tsunami in Japan.

The increase in selling, general, administrative and other costs was driven by labor and other cost inflation and marketing of new guest offerings and resort expansions.

Segment Operating Income

Segment operating income increased 24%, or $273 million, to $1.4 billion due to increases at our domestic parks and resorts, Tokyo Disney Resort, Disney Cruise Line and Hong Kong Disneyland Resort, partially offset by a decrease at Disneyland Paris.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Studio Entertainment

Operating results for the Studio Entertainment segment are as follows:

	Nine Months Ended		% Change
(in millions)	June 30, 2012	July 2, 2011	Better/ (Worse)
Revenues
Theatrical distribution	$1,193	$1,284	(7)%
Home entertainment	1,669	2,011	(17)%
Television distribution and other	1,561	1,597	(2)%

Total revenues	4,423	4,892	(10)%
Operating expenses	(2,162)	(2,509)	14%
Selling, general, administrative and other	(1,505)	(1,784)	16%
Depreciation and amortization	(114)	(98)	(16)%

Operating Income	$642	$501	28%

Revenues

Lower theatrical distribution revenue reflected fewer Disney branded titles in wide release in the current period. The decrease was partially offset by the strong performance of Marvel’s The Avengers in the current period compared to Thor in the prior-year period. Key Disney branded titles in the prior year included Pirates of the Caribbean: On Stranger Tides, Tangled, Tron: Legacy, and Cars 2 while the current period included John Carter, Brave and The Muppets.

The decrease in home entertainment revenue reflected a 17% decrease due to a decline in unit sales reflecting the performance of the current-period titles and lower catalog sales. Significant titles in the current period included Cars 2 and Pirates of the Caribbean: On Stranger Tides while the prior-year period included Toy Story 3 and Tangled. Additionally, Pirates of the Caribbean: On Stranger Tides was released in the fourth quarter of fiscal 2011 in certain key international markets.

Costs and Expenses

Operating expenses included a decrease of $245 million in film cost amortization, from $1,463 million to $1,218 million driven by fewer Disney branded theatrical titles in release and lower home entertainment sales volume, partially offset by amortization for Marvel’s The Avengers and higher film cost write-downs in the current period. Operating expenses also include cost of goods sold and distribution costs which decreased $102 million, from $1,046 million to $944 million driven by a decline in home entertainment unit sales.

The decrease in selling, general, administrative and other costs was primarily due to lower theatrical marketing expenses driven by fewer Disney branded titles in the current period and decreased marketing spend at our home entertainment business.

Segment Operating Income

Segment operating income increased 28% to $642 million primarily due to improved results at our theatrical business partially offset by decreased home entertainment results.

Restructuring and impairment charges

The Company recorded charges of $4 million and $31 million in the current and prior-year nine month periods, respectively, related to the Studio Entertainment segment, which were reported in “Restructuring and impairment charges” in the Consolidated Statements of Income. The prior-year nine month period charges were for severance and facilities costs related to organizational and cost structure initiatives.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Consumer Products

Operating results for the Consumer Products segment are as follows:

	Nine Months Ended		% Change
(in millions)	June 30, 2012	July 2, 2011	Better/ (Worse)
Revenues
Licensing and publishing	$1,464	$1,373	7%
Retail and other	905	860	5%

Total revenues	2,369	2,233	6%
Operating expenses	(1,009)	(984)	(3)%
Selling, general, administrative and other	(604)	(561)	(8)%
Depreciation and amortization	(86)	(79)	(9)%

Operating Income	$670	$609	10%

Revenues

The 7% increase in licensing and publishing revenue reflected a 5% increase from licensing revenue driven by the performance of Spider-Man, Avengers, Minnie and Mickey merchandise, higher recognition of minimum guarantees and a 2% increase from a favorable impact of foreign currency translation primarily as a result of the weakening of the U.S. dollar against the Japanese Yen.

Higher retail and other revenue reflected a 5% increase from our retail business driven by new stores in North America and Europe, increased online sales due to promotional events, and higher comparable store sales in North America. The increase was partially offset by lower comparable store sales in Europe.

Costs and Expenses

Operating expenses included an increase of $18 million in cost of goods sold, from $433 million to $451 million, driven by increased sales volume at our retail business. Operating expenses also increased 2% due to higher labor and occupancy costs driven by the expansion of the Disney English business in China and new retail stores in North America and Europe. These increases were partially offset by lower third-party royalty expense in the current period.

The increase in selling, general, administrative and other expenses was driven by higher marketing and promotions expense and an unfavorable foreign currency impact at our licensing business driven by the weakening of the U.S. dollar against the Japanese Yen.

Segment Operating Income

Segment operating income increased 10% to $670 million due to an increase at our licensing business.

Restructuring and impairment charges

The Company recorded charges totaling $15 million in the current nine month period related to the Consumer Products segment, which were reported in “Restructuring and impairment charges” in the Consolidated Statements of Income. The current nine month period charges were due to severance related to organizational and cost structure initiatives. There were no charges recorded in the prior-year nine month period.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Interactive

Operating results for the Interactive segment are as follows:

	Nine Months Ended		% Change
(in millions)	June 30, 2012	July 2, 2011	Better/ (Worse)
Revenues
Game sales and subscriptions	$484	$603	(20)%
Advertising and other	170	156	9%

Total revenues	654	759	(14)%
Operating expenses	(425)	(505)	16%
Selling, general, administrative and other	(332)	(427)	22%
Depreciation and amortization	(37)	(41)	10%

Operating Loss	$(140)	$(214)	35%

Revenues

The decrease in game sales and subscriptions revenue reflected a 30% decrease from lower console game unit sales and a 4% decrease from lower net effective pricing of console games reflecting the strong performance of Lego Pirates of the Caribbean, Cars 2 and Epic Mickey in the prior-year period. The decrease was partially offset by a 13% increase from higher social games revenue reflecting improved title performance in the current period and lower acquisition accounting impacts, which were adverse to the prior-year period.

Higher advertising and other revenue was driven by our mobile phone service in Japan due to higher rates.

Costs and Expenses

Operating expenses included a $24 million decrease in product development costs from $256 million to $232 million driven by decreased console game development. Operating expenses also include cost of sales, which decreased by $56 million from $249 million to $193 million driven by lower console game sales volume, partially offset by an increase at social games associated with revenue growth.

The decrease in selling, general, administrative and other costs was primarily due to lower marketing costs at our console games business driven by fewer releases in the current period, lower acquisition accounting expenses at our social games business, and higher cost allocations to other Company businesses related to website design and maintenance services.

Segment Operating Loss

Segment operating loss decreased 35% to $140 million driven by improved results at our social games and online businesses partially offset by a decrease at our console games business.

Restructuring and impairment charges

The Company recorded charges totaling $9 million and $19 million in the current and prior-year periods, respectively, related to the Interactive segment, which were reported in “Restructuring and impairment charges” in the Consolidated Statements of Income. The current nine month period charges were driven by the impairment of an investment. The prior-year nine month charges were due to severance related to organizational and cost structure initiatives.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

OTHER FINANCIAL INFORMATION

Corporate and Unallocated Shared Expenses

Corporate and unallocated shared expense is as follows:

	Quarter Ended		% Change	Nine Months Ended		% Change
(in millions)	June 30, 2012	July 2, 2011	Better/ (Worse)	June 30, 2012	July 2, 2011	Better/ (Worse)
Corporate and unallocated shared expense	$107	$101	(6)%	$334	$335	—%

Net Interest Expense

Net interest expense is as follows:

	Quarter Ended		% Change	Nine Months Ended		% Change
(in millions)	June 30, 2012	July 2, 2011	Better/ (Worse)	June 30, 2012	July 2, 2011	Better/ (Worse)
Interest expense	$(115)	$(113)	(2)%	$(357)	$(324)	(10)%
Interest and investment income	22	25	(12)%	79	58	36%

Net interest expense	$(93)	$(88)	(6)%	$(278)	$(266)	(5)%

The increase in interest expense for the quarter and nine months was primarily due to higher average debt balances, partially offset by lower effective interest rates.

The increase in interest and investment income for the nine months was driven by lower write-downs of investments.

Income Taxes

The effective income tax rate is as follows:

	Quarter Ended		Change	Nine Months Ended		Change
	June 30, 2012	July 2, 2011	Better/ (Worse)	June 30, 2012	July 2, 2011	Better/ (Worse)
Effective Income Tax Rate	32.8%	33.7%	0.9 ppt	33.1%	34.7%	1.6 ppt

The effective income tax rate for the quarter decreased to 32.8% from 33.7% primarily due to an increase in earnings from foreign operations subject to tax at rates lower than the federal statutory income tax rate.

The effective income tax rate for the nine months decreased to 33.1% from 34.7% due to the absence of the impact in the prior-year of the gain on the sale of Miramax and an increase in earnings from foreign operations subject to tax at rates lower than the federal statutory income tax rate. Our book value of Miramax included non-deductible goodwill such that the taxable gain on the sale of Miramax resulted in tax expense that exceeded the book gain causing an increase in the prior-year effective tax rate. These decreases from the impacts of the Miramax gain and foreign earnings were partially offset by an increase due to the absence of a benefit in the prior-year period related to an impairment charge. The prior-year non-recurring impairment charge related to assets that had tax basis in excess of the book value resulting in a tax benefit that exceeded the pre-tax impairment charge causing a decrease in the prior-year effective tax rate.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Noncontrolling Interests

Net income attributable to noncontrolling interests is as follows:

	Quarter Ended		% Change	Nine Months Ended		% Change
(in millions)	June 30, 2012	July 2, 2011	Better/ (Worse)	June 30, 2012	July 2, 2011	Better/ (Worse)
Net income attributable to noncontrolling interests	$205	$187	(10)%	$345	$287	(20)%

The increase in net income attributable to noncontrolling interests for the three months was due to lower recognition of royalties and management fees from Disneyland Paris. The increase in net income attributable to noncontrolling interests for the nine months was due to improved operating results at ESPN and Hong Kong Disneyland Resort. Net income attributable to noncontrolling interests is determined based on income after royalties, financing costs and income taxes.

FINANCIAL CONDITION

The change in cash and cash equivalents is as follows:

	Nine Months Ended		Change
(in millions)	June 30, 2012	July 2, 2011	Better/ (Worse)
Cash provided by operations	$6,431	$4,890	$1,541
Cash used in investing activities	(3,470)	(2,167)	(1,303)
Cash used in financing activities	(1,680)	(2,032)	352
Impact of exchange rates on cash and cash equivalents	(92)	106	(198)

Increase in cash and cash equivalents	$1,189	$797	$392

Operating Activities

Cash provided by operations increased 32% to $6.4 billion for the current nine month period compared to the prior-year nine month period. The increase was due to higher net operating cash receipts driven by higher revenues at Parks and Resorts and Media Networks and lower operating cash payments at Corporate and Studio Entertainment. The lower operating cash payments at Corporate were driven by lower pension contributions and the timing of accounts payable disbursements. Lower operating cash payments at Studio Entertainment were driven by lower marketing expenses, cost of goods sold and distribution costs. These cash flow increases were partially offset by higher operating cash payments at Parks and Resorts and higher income tax payments. The increase in cash payments at Parks and Resorts was driven by labor cost inflation, costs for resort expansion and new guest offerings and investments in systems infrastructure.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

The Company’s film and television production and programming activity for the nine months ended June 30, 2012 and July 2, 2011 are as follows:

	Nine Months Ended
(in millions)	June 30, 2012	July 2, 2011
Beginning balances:
Production and programming assets	$5,031	$5,451
Programming liabilities	(866)	(990)

	4,165	4,461

Spending:
Film and television production	2,528	2,392
Broadcast programming	3,700	3,575

	6,228	5,967

Amortization:
Film and television production	(2,505)	(2,730)
Broadcast programming	(3,538)	(3,453)

	(6,043)	(6,183)

Change in film and television production and programming costs	185	(216)
Other non-cash activity	164	30

Ending balances:
Production and programming assets	5,117	5,005
Programming liabilities	(603)	(730)

	$4,514	$4,275

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Investing Activities

Investing activities consist principally of investments in parks, resorts, and other property and acquisition and divestiture activity.

During the nine months ended June 30, 2012 and July 2, 2011, investments in parks, resorts and other properties were as follows:

	Nine Months Ended
(in millions)	June 30, 2012	July 2, 2011
Media Networks
Cable Networks	$88	$79
Broadcasting	42	86

Total Media Networks	130	165

Parks and Resorts
Domestic	1,840	1,799
International	459	270

Total Parks and Resorts	2,299	2,069

Studio Entertainment	49	86
Consumer Products	46	63
Interactive	16	16
Corporate	311	162

Total investment in parks, resorts and other property	$2,851	$2,561

Capital expenditures for the Parks and Resorts segment are principally for theme park and resort expansion, new rides and attractions, cruise ships, recurring capital and capital improvements, and systems infrastructure. The increase was due to resort expansion and new guest offerings at Walt Disney World Resort and Disneyland Paris and construction costs at Shanghai Disney Resort.

Capital expenditures at Media Networks primarily reflect investments in facilities and equipment for expanding and upgrading broadcast centers, production facilities and television station facilities.

Capital expenditures at Corporate primarily reflect investments in corporate facilities, information technology and other equipment.

Other Investing Activities

During the current nine months, acquisitions totaled $737 million primarily due to the acquisition of an incremental 43% interest in UTV and a 49% interest in Seven TV network in Russia.

The prior-year nine months included proceeds from dispositions totaling $564 million primarily due to the sale of Miramax. Acquisitions in the prior year totaled $172 million due to payments related to the acquisition of Playdom, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Financing Activities

Cash used by financing activities was $1.7 billion for the current nine month period compared to $2.0 billion for the prior-year nine month period. The net use of cash in the current nine months was driven by repurchases of common stock and dividend payments totaling $3.1 billion, partially offset by net borrowings of $1.0 billion and proceeds from exercises of stock options of $0.8 billion. The decrease in cash used in financing activities of $0.4 billion versus the prior-year was primarily due to a decrease of $1.0 billion in repurchases of common stock and an increase of $0.2 billion in net borrowings compared to the prior-year nine months, partially offset by an increase of $0.3 billion in dividend payments and a $0.3 billion decrease in proceeds from exercises of stock options.

During the nine months ended June 30, 2012, the Company’s borrowing activity was as follows:

(in millions)	October 1, 2011	Additions	Payments	Other Activity	June 30, 2012
Commercial paper borrowings	$1,583	$—	$(558)	$—	$1,025
U.S. medium-term notes	8,400	2,977	(1,268)	5	10,114
European medium-term notes and other foreign currency denominated borrowings (1)	1,111	272	(198)	196	1,381
Other (1)	572	2	(82)	55	547
Disneyland Paris borrowings (2)	1,981	—	(140)	(150)	1,691
Hong Kong Disneyland borrowings (3)	330	—	—	(65)	265

Total	$13,977	$3,251	$(2,246)	$41	$15,023

(1)	The other activity is primarily borrowings assumed in the acquisition of UTV.
(2)	The other activity is primarily the impact of foreign currency translation as a result of the strengthening of the U.S. dollar against the Euro.
(3)	The other activity reflects the conversion of a portion of the Government of the Hong Kong Special Administrative Region’s loan to equity pursuant to a capital realignment and expansion plan.

The Company’s bank facilities as of June 30, 2012 were as follows:

(in millions)	Committed Capacity	Capacity Used	Unused Capacity
Bank facilities expiring February 2015	$2,250	$—	$2,250
Bank facilities expiring June 2017	2,250	—	2,250

Total	$4,500	$—	$4,500

These bank facilities allow for borrowings at LIBOR-based rates plus a spread, which depends on the Company’s public debt rating and can range from 0.26% to 1.93%. The Company also has the ability to issue up to $800 million of letters of credit under the facility expiring in February 2015, which if utilized, reduces available borrowings under this facility. As of June 30, 2012, $251 million of letters of credit had been issued of which none were issued under this facility.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

During the nine months ended June 30, 2012, the Company repurchased 53 million shares of its common stock for $2,042 million. As of June 30, 2012, the Company had remaining authorization in place to repurchase 251 million additional shares. The repurchase program does not have an expiration date.

We believe that the Company’s financial condition is strong and that its cash balances, other liquid assets, operating cash flows, access to debt and equity capital markets and borrowing capacity, taken together, provide adequate resources to fund ongoing operating requirements and future capital expenditures related to the expansion of existing businesses and development of new projects. However, the Company’s operating cash flow and access to the capital markets can be impacted by macroeconomic factors outside of its control. In addition to macroeconomic factors, the Company’s borrowing costs can be impacted by short- and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on the Company’s performance as measured by certain credit metrics such as interest coverage and leverage ratios. As of June 30, 2012, Moody’s Investors Service’s long- and short-term debt ratings for the Company were A2 and P-1, respectively, with stable outlook; Standard & Poor’s long- and short-term debt ratings for the Company were A and A-1, respectively, with stable outlook; and Fitch’s long- and short-term debt ratings for the Company were A and F-1, respectively, with stable outlook. The Company’s bank facilities contain only one financial covenant, relating to interest coverage, which the Company met on June 30, 2012, by a significant margin. The Company’s bank facilities also specifically exclude certain entities, such as Disneyland Paris, Hong Kong Disneyland Resort and Shanghai Disney Resort, from any representations, covenants or events of default.

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

Disneyland Paris is also subject to certain financial covenants and was in compliance with such covenants for fiscal year 2011 with the assistance of the Company’s agreement, as permitted under the debt agreements, to defer an additional €9 million of royalties payable to the Company into subordinated long-term borrowings.

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

Revenue Recognition

The Company has revenue recognition policies for its various operating segments that are appropriate to the circumstances of each business. See Note 2 to the Consolidated Financial Statements in the 2011 Annual Report on Form 10-K for a summary of these revenue recognition policies.

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

We recognize revenues from advance theme park ticket sales when the tickets are used. For non-expiring, multi-day tickets, we recognize revenue over a five-year time period based on estimated

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

usage, which is derived from historical usage patterns. If actual usage is different than our estimated usage, revenues may not be recognized in the periods the related services are rendered. In addition, a change in usage patterns would impact the timing of revenue recognition.

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

Allowance for Doubtful Accounts

We evaluate our allowance for doubtful accounts and estimate collectability of accounts receivable based on our analysis of historical bad debt experience in conjunction with our assessment of the financial condition of individual companies with which we do business. In times of domestic or global economic turmoil, our estimates and judgments with respect to the collectability of our receivables are subject to greater uncertainty than in more stable periods. If our estimate of uncollectible accounts is too low, costs and expenses may increase in future periods, and if it is too high, costs and expenses may decrease in future periods.

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

Our objective in managing exposure to foreign currency fluctuations is to reduce volatility of earnings and cash flow in order to allow management to focus on core business issues and challenges. Accordingly, the Company enters into various contracts that change in value as foreign exchange rates change to protect the U.S. dollar equivalent value of its existing foreign currency assets, liabilities, commitments and forecasted foreign currency revenues and expenses. The Company utilizes option strategies and forward contracts that provide for the purchase or sale of foreign currencies to hedge probable, but not firmly committed, transactions. The Company also uses forward and option contracts to hedge foreign currency assets and liabilities. The principal foreign currencies hedged are the Euro, British pound, Japanese yen and Canadian dollar. Cross-currency swaps are used to effectively convert foreign currency denominated borrowings to U.S. dollar denominated borrowings. By policy, the Company maintains hedge coverage between minimum and maximum percentages of its forecasted foreign exchange exposures generally for periods not to exceed four years. The gains and losses on these contracts offset changes in the U.S. dollar equivalent value of the related exposures. The economic or political conditions in a country could reduce our ability to hedge exposure to currency fluctuations in the country or our ability to repatriate revenue from the country.

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

Based on their evaluation as of June 30, 2012, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

There have been no changes in our internal controls over financial reporting during the third quarter of fiscal 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

A decline in economic activity in the United States and other regions of the world in which we do business can adversely affect demand for any of our businesses, thus reducing our revenue and earnings. The most recent decline in economic conditions reduced spending at our parks and resorts, purchase of and prices for advertising on our broadcast and cable networks and owned stations, performance of our home entertainment releases, and purchases of Company-branded consumer products, and similar impacts can be expected should such conditions recur. A decline in economic conditions could also reduce attendance at our parks and resorts or prices that MVSPs pay for our cable programming. Recent instability in European economies presents risks of similar impacts in our European operations. Economic conditions can also impair the ability of those with whom we do business to satisfy their obligations to us. In addition, an increase in price levels generally, or in price levels in a particular sector such as the energy sector, could result in a shift in consumer demand away from the entertainment and consumer products we offer, which could also adversely affect our revenues and, at the same time, increase our costs. Changes in exchange rates for foreign currencies may reduce international demand for our products, increase our labor or supply costs in non-United States markets, or reduce the United States dollar value of revenue we receive from other markets, and economic or political conditions in a country could reduce our ability to hedge exposure to currency fluctuations in the country or our ability to repatriate revenue from the country.

Additional factors are discussed in the 2011 Annual Report on Form 10-K under the Item 1A, “Risk Factors.”

PART II. OTHER INFORMATION (continued)

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended June 30, 2012:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
April 1, 2012 – April 30, 2012	4,492,015	$42.36	4,409,700	256 million
May 1, 2012 – May 31, 2012	3,304,382	43.72	3,217,148	252 million
June 1, 2012 – June 30, 2012	1,051,633	46.82	978,500	251 million

Total	8,848,030	43.40	8,605,348	251 million

(1)

242,682 shares were purchased on the open market to provide shares to participants in the Walt Disney Investment Plan (WDIP) and Employee Stock Purchase Plan (ESPP). These purchases were not made pursuant to a publicly announced repurchase plan or program.

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
James A. Rasulo, Senior Executive Vice President and Chief Financial Officer

August 7, 2012

Burbank, California

INDEX OF EXHIBITS

Number and Description of Exhibit (Numbers Coincide with Item 601 of Regulation S-K)		Document Incorporated by Reference from a Previous Filing or Filed Herewith, as Indicated below

10.2	Five-Year Credit Agreement dated as of June 8, 2012	Exhibit 10.1 to the Current Report on Form 8-K of the Company dated June 11, 2012

10.3	Amended and Restated 2011 Stock Incentive Plan	Exhibit 10.1 to the Current Report on Form 8-K of the Company dated March 16, 2012

12.1	Statement Regarding Ratio of Earnings to Fixed Charges	Filed herewith

31(a)	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31(b)	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32(a)	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished

32(b)	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Equity and (v) related notes	Filed

*	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.