Form 10-K
period 2012-09-29
WALT DISNEY CO/
filed 2012-11-21
CIK 1001039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 29, 2012	Commission File Number 1-11605

Incorporated in Delaware 500 South Buena Vista Street, Burbank, California 91521 (818) 560-1000	I.R.S. Employer Identification No. 95-4545390

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value	New York Stock Exchange

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

The aggregate market value of common stock held by non-affiliates (based on the closing price on the last business day of the registrant’s most recently completed second fiscal quarter as reported on the New York Stock Exchange-Composite Transactions) was $78.3 billion. All executive officers and directors of the registrant and all persons filing a Schedule 13D with the Securities and Exchange Commission in respect to registrant’s common stock have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

There were 1,772,122,139 shares of common stock outstanding as of November 14, 2012.

Documents Incorporated by Reference

Certain information required for Part III of this report is incorporated herein by reference to the proxy statement for the 2013 annual meeting of the Company’s shareholders.

THE WALT DISNEY COMPANY AND SUBSIDIARIES

(This page intentionally left blank)

PART I

ITEM 1. Business

The Walt Disney Company, together with its subsidiaries, is a diversified worldwide entertainment company with operations in five business segments: Media Networks, Parks and Resorts, Studio Entertainment, Consumer Products and Interactive. For convenience, the terms “Company” and “we” are used to refer collectively to the parent company and the subsidiaries through which our various businesses are actually conducted.

Information on the Company’s revenues, operating income, and identifiable assets appears in Note 1 to the Consolidated Financial Statements included in Item 8 hereof. The Company employed approximately 166,000 people as of September 29, 2012.

MEDIA NETWORKS

The Media Networks segment includes international and domestic cable television networks, a domestic broadcast television network, television production operations, domestic and international television distribution, domestic television stations, domestic broadcast radio networks and stations, and publishing and digital operations.

Cable Networks

Our cable networks include ESPN, Disney Channels Worldwide, ABC Family, and SOAPnet. We also operate the UTV/Bindass networks in India. The cable networks group produces its own programs or acquires rights from third-parties to air programs on our networks. The Company also has interests in joint ventures that operate cable and broadcast programming services and are accounted for under the equity method of accounting.

Cable networks derive a majority of their revenues from fees charged to cable, satellite and telecommunications service providers (Multi-channel Video Programming Distributors or MVPDs) for the right to deliver our programming to their customers and, for certain networks (primarily ESPN and ABC Family), the sale to advertisers of time in network programs for commercial announcements. Generally, the Company’s cable networks operate under multi-year agreements with MVPDs that include contractually determined fees. The amounts that we can charge to MVPDs for our cable network services are largely dependent on the competitive market and the quality and quantity of programming that we can provide. The ability to sell time for commercial announcements and the rates received are primarily dependent on the size and nature of the audience that the network can deliver to the advertiser as well as overall advertiser demand. We also sell programming developed by our cable networks to third parties worldwide in pay and syndication markets, in DVD format and also online to third-party services.

The Company’s significant cable networks and our ownership percentage and estimated subscribers as of September 29, 2012 are set forth in the following table:

	Estimated Subscribers (in millions) (1)	Ownership %
ESPN (2)
ESPN	98	80.0
ESPN2	98	80.0
ESPNEWS	74	80.0
ESPN Classic	31	80.0
ESPNU	73	80.0

Disney Channels Worldwide
Disney Channel - Domestic	98	100.0
Disney Channels – International (3)	155	100.0
Disney Junior – Domestic (3)	52	100.0
Disney Junior – International (3)	73	100.0
Disney XD - Domestic	80	100.0
Disney XD – International (3)	95	100.0

ABC Family	97	100.0

SOAPnet	66	100.0

A&E Television Networks (AETN) (2)
A&E	98	50.0
Lifetime	98	50.0
HISTORY	98	50.0
LMN	84	50.0
BIO	69	50.0
H2	68	50.0
Lifetime Real Women (3)	16	50.0

(1)	Estimated United States (U.S.) subscriber counts according to Nielsen Media Research as of September 2012, except as noted below
(2)	ESPN and AETN programming is distributed internationally through other networks discussed below
(3)	Subscriber counts are not rated by Nielsen Media Research and are based on internal management reports

ESPN

ESPN is a multimedia, multinational sports entertainment company that operates eight 24-hour domestic television sports networks: ESPN, ESPN2, ESPNEWS, ESPN Classic, ESPN Deportes (a Spanish language network), ESPNU (a network devoted to college sports), ESPN 3D, and the regionally focused Longhorn Network (a network dedicated to The University of Texas athletics). ESPN also operates five high-definition television simulcast services, ESPN HD, ESPN2 HD, ESPNEWS HD, ESPNU HD, and ESPN Deportes HD. ESPN programs the sports schedule on the ABC Television Network, which is branded ESPN on ABC. ESPN owns 27 international sports networks reaching households in 190 countries and territories in 11 languages. In addition, ESPN holds a 30% equity interest in CTV Specialty Television, Inc., which owns television networks in Canada, including The Sports Network, The Sports Network 2, Le Réseau des Sports, ESPN Classic Canada, the NHL Network and Discovery Canada. ESPN owned a 50% equity interest in ESPN Star Sports, which distributes sports programming throughout most of Asia on 15 international sports networks. ESPN sold its interest to the joint venture partner in November 2012. (See Note 18 to the Consolidated Financial Statements.)

ESPN holds rights for various professional and college sports programming including the National Football League (NFL), the National Basketball Association (NBA), Major League Baseball (MLB), college football and basketball conferences, National Association of Stock Car Auto Racing (NASCAR), the Wimbledon Championships, US Open Tennis and the Masters golf tournament.

ESPN also operates:

•

ESPN.com - which delivers comprehensive sports news, information and video each month through its national hub and six local sites – ESPNBoston.com, ESPNChicago.com, ESPNDallas.com, ESPNDeportesLosAngeles.com, ESPNLosAngeles.com and ESPNNewYork.com

•	ESPN3 - which is a broadband service available to over 70 million subscribers that delivers more than 4,000 live events annually

•	ESPN Mobile Properties - which delivers content, including live game coverage, alerts and highlights, to mobile devices

•	WatchESPN – which delivers ESPN, ESPN2 and ESPNU content online or through mobile devices. Content is available to consumers who have subscriptions to select MVPDs

•	ESPN Regional Television - which is a syndicator of collegiate sports programming

•

The ESPN Radio Network and four owned ESPN Radio stations - which distributes regularly scheduled programming, making it one of the largest sports radio networks in the U.S. The ESPN Radio branded network is carried on more than 350 stations and ESPN owns stations in New York, Dallas, Chicago and Los Angeles

•	ESPN The Magazine – which publishes a bi-weekly sports magazine

•	ESPN Enterprises - which develops branded licensing opportunities

•	espnW – which provides an online destination for female sports fans and athletes

Disney Channels Worldwide

Disney Channels Worldwide is a portfolio of over 100 entertainment channels and/or channel feeds available in 35 languages and 167 countries/territories and includes Disney Channel, Disney Junior, Disney XD, Disney Cinemagic, Hungama and Radio Disney. Disney Channels Worldwide content is also available through subscription and video-on-demand services and online through our websites: DisneyXD.com, DisneyJunior.com, DisneyChannel.com and RadioDisney.com. Programming for these networks includes internally developed and acquired programming.

Disney Channel - Disney Channel is a 24-hour cable network airing original and acquired series and movie programming targeted to children ages 6-14 and families. Disney Channel develops and produces shows for exhibition on its network, including live-action comedy series, animated programming and educational preschool series, as well as original movies. Live-action comedy series include A.N.T. Farm, Good Luck Charlie, Jessie, Shake It Up, and Austin & Ally. Disney Channel also airs the animated programs, Phineas and Ferb, Fish Hooks, and Gravity Falls. Original animated series for preschoolers include Disney’s Mickey Mouse Clubhouse, Doc McStuffins, Jake and the Never Land Pirates, and Special Agent Oso. Disney Channel also airs programming acquired from third parties and content from Disney’s theatrical film and television programming library.

Disney Junior - Disney Junior airs original and acquired programming for children ages 2-7 and their parents and caregivers, and features animated and live-action programming which blends Disney’s storytelling and characters with learning. Programming focuses on early math and language skills, healthy eating, lifestyle and social skills. In the U.S., Disney Junior airs as a programming block on Disney Channel and has a dedicated 24-hour channel. Disney Junior also has programming blocks in Latin America, Europe, Asia, Australia and Africa. In fiscal 2012, we began the conversion of SOAPnet to Disney Junior and many MVPDs that carried SOAPnet have transitioned to carrying the Disney Junior network.

Disney XD - Disney XD is a basic cable channel airing a mix of live-action and animated original programming and programming acquired from third parties for kids ages 6-14. Programming includes live-action series Kickin’ It, Lab Rats and Pair of Kings and animated series Phineas and Ferb, Kick Buttowski – Suburban Daredevil, Motorcity, TRON: Uprising, Marvel Animation’s The Avengers: Earth’s Mightiest Heroes and Ultimate Spider Man.

We also have Disney XD channels in Latin America, Europe and Asia that are 24-hour networks or programming blocks in approximately 130 countries/territories.

WatchDisneyChannel.com, WatchDisneyJunior.com and WatchDisneyXD.com launched in the U.S. in 2012 and are a new way for consumers to watch full-length episodes of Disney shows online through their computer or mobile device. Content is available to consumers who have subscriptions to select MVPDs.

Disney Cinemagic - Disney Cinemagic is a premium subscription service in Europe. Disney Cinemagic shows Disney movies, classic and newer Disney cartoons and shorts as well as animated television series such as Disney’s House of Mouse, Lilo & Stitch: The Series, and Tarzan.

Hungama - Hungama is a kids general entertainment cable network in India which features a mix of anime, Hindi-language series and game shows.

Radio Disney - Radio Disney is a 24-hour radio network for kids, tweens and families which is available on 31 owned domestic terrestrial radio stations, RadioDisney.com, SiriusXM satellite radio, iTunes Radio Tuner, Facebook and mobile phones. Radio Disney programming can be downloaded via the iTunes Music Store. The Company operates twelve Radio Disney stations in South America.

Seven TV - On November 18, 2011, the Company acquired a 49% ownership interest in Seven TV network from UTH Russia Limited for $300 million. The Seven TV network has been converted to an ad-supported, free-to-air Disney Channel in Russia. (See Note 3 to the Consolidated Financial Statements.) The Company’s share of the financial results of Seven TV is reported as “Equity in the income of investees” in the Company’s Consolidated Statements of Income.

ABC Family

ABC Family is a U.S. television programming service that targets viewers in the 14-34 demographic. ABC Family produces original live-action programming including the returning series The Secret Life of the American Teenager, Switched at Birth, Melissa & Joey as well as new original series Bunheads, Baby Daddy and the reality series Beverly Hills Nannies. ABC Family also acquires programming from third parties including the returning series Pretty Little Liars and The Lying Game. Additionally, ABC Family airs content from our owned theatrical film library and features branded holiday programming events such as “13 Nights of Halloween” and “25 Days of Christmas”.

ABCFamily.com provides online access to full-length episodes of ABC Family programming through personal computers and mobile devices. ABCFamily.com also provides online extensions to ABC Family programming such as Pretty Dirty Secrets which is an extension of Pretty Little Liars.

SOAPnet

SOAPnet offers same-day episodes of daytime dramas and classic episodes of daytime dramas and primetime series. Programming includes daytime dramas such as Days of Our Lives, General Hospital and The Young and the Restless and classic episodes from series such as All My Children, One Life to Live, The O.C., One Tree Hill, Beverly Hills 90210, The Gilmore Girls, Veronica Mars and Brothers & Sisters. In fiscal 2012, we began the conversion of SOAPnet to Disney Junior and many MVPDs that carried SOAPnet have transitioned to carrying the Disney Junior network.

Content related to SOAPnet’s programming is available on SOAPnet.com, including commentary, video extras, games, blogs, community forums, photos and sneak peeks.

UTV

During fiscal 2012, the Company increased its ownership in UTV Software Communications Limited (UTV) from 50% to 99% through a public tender offer on the Indian stock exchange. (See Note 3 to the Consolidated Financial Statements.) UTV operates the Bindass, UTV World Movies, UTV Action, UTV Movies, and UTV Stars cable television channels in India as well as theatrical and television production and distribution and interactive game development businesses.

AETN

The A&E Television Networks (AETN), a joint venture owned 50% by the Company and 50% by the Hearst Corporation, operates a variety of cable programming services including A&E, HISTORY, BIO, H2, History En Espanol, Lifetime, LMN, and Lifetime Real Women. A&E offers entertainment ranging from reality series to original movies, dramatic series, and justice shows. HISTORY offers original non-fiction series and event-driven specials. BIO offers original series about prominent people and their lives, including the “Biography” series. H2 focuses on the culture and history of various countries throughout the world from the perspective of locals. Lifetime Television is devoted to women’s lifestyle programming. LMN is a 24-hour movie channel. Lifetime Real Women is a 24-hour cable network with programming focusing on women. Internationally, AETN programming is available in over 150 countries.

On August 22, 2012, the Company’s ownership interest in AETN increased from 42.1% to 50% as a result of AETN’s redemption of NBCUniversal’s 15.8% equity interest in AETN. See Note 3 to the Consolidated Financial Statements. The Company’s share of the financial results of AETN is reported as “Equity in the income of investees” in the Company’s Consolidated Statements of Income.

Broadcasting

Our broadcasting business includes the ABC Television Network (ABC), ABC Studios, Television Distribution and Domestic Television Stations. The Company also has an interest in a joint venture that distributes content on the internet.

Domestic Broadcast Television Network

The Company operates the ABC Television Network (ABC), which as of September 29, 2012, had affiliation agreements with 239 local television stations reaching 99% of all U.S. television households. ABC broadcasts programs in the following “dayparts”: primetime, daytime, late night, news, and sports.

ABC produces its own programs and also acquires programming rights from third parties, as well as entities that are owned by or affiliated with the Company. ABC derives the majority of its revenues from the sale to advertisers of time in network programs for commercial announcements. The ability to sell time for commercial announcements and the rates received are primarily dependent on the size and nature of the audience that the network can deliver to the advertiser as well as overall advertiser demand for time on network broadcasts. ABC also receives fees for its broadcast feed from affiliated television stations.

ABC.com is the official website of ABC and provides access to full-length episodes of ABC shows online through personal computers and mobile devices. ABCNews.com provides in-depth worldwide news coverage online and video-on-demand news reports from ABC News broadcasts. In October 2011, ABC News entered into an agreement to provide news content to Yahoo! News.

Television Production

The Company produces original live-action television programming under the ABC Studios label. Program development is carried out in collaboration with independent writers, producers, and creative teams, with a focus on half-hour comedies and one-hour dramas, primarily for primetime broadcasts. Primetime programming produced either for our networks or for third parties for the 2012/2013 television season include the returning one-hour dramas Army Wives, Body of Proof, Castle, Criminal Minds, Grey’s Anatomy, Once Upon a Time, Private Practice, Revenge and Scandal; the returning half-hour comedies Cougar Town and Happy Endings. New primetime series include the one hour dramas Nashville and Perception, and the half-hour comedies Malibu Country and The Neighbors. Additionally the drama series Devious Maids, Mistresses, Red Widow and Zero Hour and the comedy Family Tools are in production for mid-season launch. The Company also produces the late night show Jimmy Kimmel Live, and a variety of primetime specials for network television and live-action syndicated programming.

Syndicated programming includes the daytime talk shows, Katie and Live! with Kelly and Michael, and the game show, Who Wants to Be a Millionaire. The Company also produces news programming including World News with Diane Sawyer, Good Morning America, 20/20 and Nightline and programming for daytime such as The View, The Chew, This Week with George Stephanopoulos and General Hospital.

Television Distribution

We distribute the Company’s productions worldwide in pay and syndication markets, in DVD and Blu-ray formats and also online via Company internet sites such as ABC.com and third-party services. Our distribution groups also distribute programming aired on our cable networks.

Domestic Television Stations

The Company owns eight television stations, six of which are located in the top-ten markets in the U.S. The television stations derive the majority of their revenues from the sale to advertisers of time in television station programs for commercial announcements. The stations also receive retransmission fees from MVPDs for the right to deliver our programming to their customers. All of our television stations are affiliated with ABC and collectively reach 23% of the nation’s television households. Each owned station broadcasts three digital channels: the first consists of local, ABC, and syndicated programming; the second is the Live Well Network in standard definition; and the third is the Live Well Network in high definition.

The Live Well Network provides programming on lifestyle topics such as interior design, healthy cooking, and outdoor activities. The Live Well Network is available to 64% of the nation’s households through our owned stations and affiliates.

Details for the stations we own are as follows:

TV Station	Market	Television Market Ranking(1)
WABC	New York, NY	1
KABC	Los Angeles, CA	2
WLS	Chicago, IL	3
WPVI	Philadelphia, PA	4
KGO	San Francisco, CA	6
KTRK	Houston, TX	10
WTVD	Raleigh-Durham, NC	24
KFSN	Fresno, CA	55

(1)	Based on Nielsen Media Research, U.S. Television Household Estimates, January 1, 2012

Hulu

Hulu LLC’s (Hulu) principal business is to aggregate television and film entertainment and other content for consumer viewing on the internet. Hulu generates revenue through the sale of advertising to third parties and from the Hulu Plus subscription service. On October 5, 2012, Hulu redeemed Providence Equity Partners’ 10% interest increasing the Company’s ownership interest from 29% to 32%. (See Note 18 to the Consolidated Financial Statements.) The Company’s share of the financial results of Hulu is reported as “Equity in the income of investees” in the Company’s Consolidated Statements of Income.

Competition and Seasonality

The Company’s Media Networks businesses compete for viewers primarily with other television and cable networks, independent television stations and other media, such as DVDs, video games and the internet. With respect to the sale of advertising time, our broadcasting operations, certain of our cable networks and our television and radio stations compete with other television networks and radio stations, independent television stations, MVPDs and other advertising media such as newspapers, magazines, billboards, and the internet. Our television and radio stations primarily compete for viewers in individual market areas. A television or radio station in one market generally does not compete directly with stations in other markets.

The growth in the number of networks distributed by MVPDs has resulted in increased competitive pressures for advertising revenues for both our broadcasting and cable networks. The Company’s cable networks also face competition from other cable networks for carriage by MVPDs. The Company’s contractual agreements with MVPDs are renewed or renegotiated from time to time in the ordinary course of business. Consolidation and other market conditions in the cable and satellite distribution industry and other factors may adversely affect the Company’s ability to obtain and maintain contractual terms for the distribution of its various cable programming services that are as favorable as those currently in place.

The Company’s Media Networks businesses also compete for the acquisition of sports and other programming. The market for programming is very competitive, particularly for sports programming. The Company currently has sports rights agreements with the NFL, college football and basketball conferences (including college football bowl games), NBA, NASCAR, MLB, World Cup and various soccer leagues, and golf and tennis associations.

The Company’s internet websites and digital products compete with other web sites and entertainment products in their respective categories.

Advertising revenues at the Media Networks are subject to seasonal advertising patterns and changes in viewership levels. Revenues are typically somewhat higher during the fall and somewhat lower during the summer months. Affiliate revenues are typically collected ratably throughout the year. Certain affiliate revenues at ESPN are deferred until annual programming commitments are met. These commitments are typically satisfied during the second half of the Company’s fiscal year, which generally results in higher revenue recognition during this period.

Federal Regulation

Television and radio broadcasting are subject to extensive regulation by the Federal Communications Commission (FCC) under federal laws and regulations, including the Communications Act of 1934, as amended. Violation of FCC regulations can result in substantial monetary forfeitures, limited renewals of licenses and, in egregious cases, denial of license renewal or revocation of a license. FCC regulations that affect our Media Networks segment include the following:

•

Licensing of television and radio stations. Each of the television and radio stations we own must be licensed by the FCC. These licenses are granted for periods of up to eight years, and we must obtain renewal of licenses as they expire in order to continue operating the stations. We (or the acquiring entity in the case of a divestiture) must also obtain FCC approval whenever we seek to have a license transferred in connection with the acquisition or divestiture of a station. The FCC may decline to renew or approve the transfer of a license in certain circumstances and may delay renewals while permitting a licensee to continue operating. The FCC has delayed renewals for a number of broadcast licensees, including a number of our licenses, in recent years while permitting the licensees to continue operating. Although we have received such renewals and approvals in the past or have been permitted to continue operations when renewal is delayed, there can be no assurance that this will be the case in the future.

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

•

Regulation of programming. The FCC regulates broadcast programming by, among other things, banning “indecent” programming, regulating political advertising and imposing commercial time limits during children’s programming. Broadcasters face a heightened risk of being found in violation of the indecency prohibition by the FCC because of recent FCC decisions, coupled with the spontaneity of live programming. In the past several years, the FCC increased enforcement activities with respect to indecency. Penalties for broadcasting indecent programming are a maximum of $325,000 per violation.

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

•

Cable and satellite carriage of broadcast television stations. With respect to cable systems operating within a television station’s Designated Market Area, FCC rules require that every three years each television station elect either “must carry” status, pursuant to which cable operators generally must carry a local television station in the station’s market, or “retransmission consent” status, pursuant to which the cable operator must negotiate with the television station to obtain the consent of the television station prior to carrying its signal. Under the Satellite Home Viewer Improvement Act and its successors, including most recently the Satellite Television Extension and Localism Act (STELA), which also requires the “must carry” or “retransmission consent” election, satellite carriers are permitted to retransmit a local television station’s signal into its local market with the consent of the local television station. Under “must carry,” if a satellite carrier elects to carry one local station in a market, the satellite carrier must carry the signals of all local television stations that also request carriage.

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

PARKS AND RESORTS

The Company owns and operates the Walt Disney World Resort in Florida, the Disneyland Resort in California, Aulani, a Disney Resort & Spa in Hawaii, the Disney Vacation Club, the Disney Cruise Line and Adventures by Disney. The Company manages and has effective ownership interests of 51% in Disneyland Paris, 48% in Hong Kong Disneyland Resort and 43% in Shanghai Disney Resort, each of which is consolidated in our financial statements. The Company also licenses the operations of the Tokyo Disney Resort in Japan. The Company’s Walt Disney Imagineering unit designs and develops new theme park concepts and attractions as well as resort properties.

The businesses in the Parks and Resorts segment generate revenues predominately from the sale of admissions to theme parks; sales of merchandise, food and beverages; charges for room nights at hotels; sales of cruise vacations; and sales and rentals of vacation club properties. Costs consist principally of labor; depreciation; costs of merchandise, food and beverage sold; marketing and sales expense; repairs and maintenance; cost of vacation club units; entertainment; and cruise ship fuel expense.

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

Magic Kingdom — The Magic Kingdom, which opened in 1971, consists of six themed lands: Adventureland, Fantasyland, Frontierland, Liberty Square, Main Street USA and Tomorrowland. Each land provides a unique guest experience featuring themed rides and attractions, live Disney character interaction, restaurants, refreshment areas and merchandise shops. Additionally, there are daily parades and a nighttime fireworks extravaganza, Wishes. Fantasyland is undergoing an expansion that will nearly double its size and add new attractions and other guest offerings. The expansion is scheduled to be completed in phases through 2014.

Epcot — Epcot, which opened in 1982, consists of two major themed areas: Future World and World Showcase. Future World dramatizes certain historical developments and addresses the challenges facing the world today through pavilions devoted to showcasing science and technology improvements, communication, energy, transportation, use of imagination, nature and food production, the ocean environment and space. World Showcase presents a community of nations focusing on the culture, traditions and accomplishments of people around the world. Countries represented with pavilions include Canada, China, France, Germany, Italy, Japan, Mexico, Morocco, Norway, the United Kingdom and the United States. Both areas feature themed rides and attractions, restaurants and merchandise shops. Epcot also features Illuminations: Reflections of Earth, a nighttime entertainment spectacular.

Disney’s Hollywood Studios — Disney’s Hollywood Studios, which opened in 1989, consists of four themed areas: Animation Courtyard, Backlot, Hollywood Boulevard and Sunset Boulevard. The four areas provide behind-the-scenes glimpses of Hollywood-style action through various shows and attractions. The park also offers themed food service and merchandise facilities and features Fantasmic!, a nighttime entertainment spectacular.

Disney’s Animal Kingdom — Disney’s Animal Kingdom, which opened in 1998, consists of a 145-foot Tree of Life centerpiece surrounded by six themed areas: Africa, Asia, Camp Minnie-Mickey, Dinoland U.S.A., Discovery Island and Rafiki’s Planet Watch. Each themed area contains adventure attractions, entertainment shows, restaurants and merchandise shops. The park features more than 300 species of mammals, birds, reptiles and amphibians and 3,000 varieties of trees and plants. In September 2011, the Company announced an agreement with James Cameron’s Lightstorm Entertainment and Fox Filmed Entertainment for the exclusive global theme park rights to create themed lands based on the AVATAR franchise with the first land planned for Disney’s Animal Kingdom.

Hotels and Other Resort Facilities — As of September 29, 2012, the Company owned and operated 18 resort hotels at the Walt Disney World Resort, with a total of approximately 24,000 rooms, including the addition of 2,000 rooms in 2012 that opened as part of Disney’s Art of Animation Resort, and 3,010 vacation club units. Resort facilities include 468,000 square feet of conference meeting space and Disney’s Fort Wilderness camping and recreational area which offers approximately 800 campsites.

The Walt Disney World Resort also hosts a 120-acre retail, dining and entertainment complex known as Downtown Disney. Downtown Disney is home to Cirque du Soleil, DisneyQuest, the House of Blues and the 51,000-square-foot World of Disney retail store featuring Disney-branded merchandise. A number of the Downtown Disney facilities are operated by third parties that pay rent to the Company.

ESPN Wide World of Sports, which opened in 1997, is a 230-acre sports complex providing professional caliber training and competition, festival and tournament events and interactive sports activities. The complex, which hosts over 200 amateur and professional events each year, accommodates multiple sporting events, including baseball, tennis, basketball, softball, track and field, football and soccer. Its stadium, which has a seating capacity of approximately 9,500, is the spring training site for MLB’s Atlanta Braves.

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

The Disneyland Resort is marketed as a destination through international, national and local advertising and promotional activities. A number of the attractions and restaurants at the theme parks are sponsored by other corporations through long-term agreements.

Disneyland — Disneyland, which opened in 1955, consists of eight principal areas: Adventureland, Critter Country, Fantasyland, Frontierland, Main Street USA, Mickey’s Toontown, New Orleans Square and Tomorrowland. These areas feature themed rides and attractions, shows, restaurants, merchandise shops and refreshment stands. Additionally, Disneyland offers daily parades and a nighttime entertainment spectacular, Fantasmic!.

Disney California Adventure — Disney California Adventure, which opened in 2001, is adjacent to Disneyland and includes eight principal areas: Buena Vista Street and Cars Land, which opened in 2012, as well as Condor Flats, Grizzly Peak, Hollywood Land, Pacific Wharf, Paradise Pier and “a bug’s land”. These areas include rides, attractions, shows, restaurants, merchandise shops and refreshment stands. Additionally, Disney California Adventure offers a nighttime water spectacular, World of Color.

Hotels and Other Resort Facilities — Disneyland Resort includes three Company-owned and operated hotels with a total of approximately 2,400 rooms, 50 vacation club units, and 180,000 square feet of conference meeting space.

Disneyland Resort also includes Downtown Disney, a themed 15-acre outdoor complex of entertainment, dining and shopping venues, located adjacent to both Disneyland and Disney California Adventure. A number of the Downtown Disney facilities are operated by third parties that pay rent to the Company.

Aulani, a Disney Resort & Spa

In August 2011 the Company opened its first mixed-use family resort outside of its theme park developments on a 21-acre oceanfront property on Oahu, Hawaii. Aulani, a Disney Resort & Spa features 359 hotel rooms, an 18,000 square foot spa and 12,000 square feet of conference meeting space. The resort is also home to a 481 unit Disney Vacation Club facility that is being constructed in phases. As of September 29, 2012, 207 vacation club units have been completed.

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

Disneyland Park — Disneyland Park, which opened in 1992, consists of five principal themed areas: Adventureland, Discoveryland, Fantasyland, Frontierland and Main Street. These areas include themed rides, attractions, shows, restaurants, merchandise shops and refreshment stands. Disneyland Park also features a daily parade and a nighttime entertainment spectacular, Disney Dreams!.

Walt Disney Studios Park — Walt Disney Studios Park opened in March 2002 adjacent to Disneyland Park. The park takes guests into the worlds of cinema, animation and television and includes four principal themed areas: Backlot, Front Lot, Production Courtyard and Toon Studios. These areas each include themed rides, attractions, shows, restaurants, merchandise shops and refreshment stands. In 2012, Euro Disney S.C.A announced a multi-year expansion of Walt Disney Studios Park.

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

In September 2012, the Company provided €1.3 billion of financing to Euro Disney S.C.A (ED) which ED used to repay its outstanding third-party bank debt (DLP refinancing). The repayment eliminated certain financial and operating covenants, notably those related to capital expenditure limitations and the payment of royalties and management fees due to the Company. (See Note 8 to the Consolidated Financial Statements.)

Hong Kong Disneyland Resort

The Company owns a 48% interest in Hong Kong Disneyland Resort through Hongkong International Theme Parks Limited, an entity in which the Government of the Hong Kong Special Administrative Region (HKSAR) owns a 52% majority interest. A separate Hong Kong subsidiary of the Company is responsible for managing Hong Kong Disneyland Resort. The Company is entitled to receive royalties and management fees based on the operating performance of Hong Kong Disneyland Resort.

Located on 311 acres on Lantau Island, the resort is in close proximity to the Hong Kong International Airport. Hong Kong Disneyland Resort includes one theme park and two themed hotels.

Hong Kong Disneyland – Hong Kong Disneyland opened in 2005 and consists of the following themed lands and areas: Adventureland, Fantasyland, Grizzly Gulch, Main Street USA, Tomorrowland and Toy Story Land. These areas feature themed rides and attractions, shows, restaurants, merchandise shops and refreshment stands. Additionally, there are daily parades and a nighttime fireworks extravaganza.

Hotels – Hong Kong Disneyland Resort includes two themed hotels with a total of 1,000 rooms.

In July 2009, the Company and the HKSAR agreed to a capital realignment and expansion plan for Hong Kong Disneyland Resort. The expansion brings three new themed areas to Hong Kong Disneyland: Toy Story Land, which opened in November 2011; Grizzly Gulch, which opened in July 2012; and Mystic Point, which is currently scheduled to open in 2013. Pursuant to the plan, the Company converted a loan to Hong Kong Disneyland Resort into equity and made additional capital contributions of $332 million, and the HKSAR contributed like amounts of capital by converting a portion of its loan to Hong Kong Disneyland Resort into equity. This increased the Company’s effective ownership interest from 43% to 48%. (See Note 6 to the Consolidated Financial Statements.)

Shanghai Disney Resort

On April 8, 2011, the Company and Shanghai Shendi (Group) Co., Ltd (Shendi) announced that the Chinese central government in Beijing had approved an agreement to build and operate a Disney resort (Shanghai Disney Resort) in the Pudong district of Shanghai. On opening day, the Shanghai Disney Resort will be located on roughly 1,000 acres, with additional room to expand in the future, and will include the Shanghai Disneyland theme park; two themed hotels with a total of 1,220 rooms; a retail, dining and entertainment complex; and an outdoor recreational area. Shanghai Disney Resort is currently targeted to open by the end of calendar 2015.

Construction and operation of the project will be the responsibility of a joint venture in which Shendi owns a 57% interest and the Company owns 43%. Construction has commenced and we expect the total investment to be approximately 24.5 billion yuan to build the theme park and an additional 4.5 billion yuan to build other aspects of the resort, including the hotels and the retail, dining and entertainment area. The investment amounts will be funded in accordance with each partner’s equity ownership percentage. In addition, a joint venture management company, in which Disney has a 70% interest and Shendi a 30% interest, is responsible for creating, developing and operating the resort. The management company will be entitled to receive management fees based on operating performance of the resort. Shanghai Disney Resort will also pay the Company royalties based on resort revenues.

Tokyo Disney Resort

Tokyo Disney Resort is located on approximately 494 acres of land, six miles east of downtown Tokyo, Japan. The resort includes two theme parks (Tokyo Disneyland and Tokyo DisneySea); three Disney-branded hotels; six independently operated hotels; and a retail, dining and entertainment complex.

Tokyo Disneyland — Tokyo Disneyland, which opened in 1983, was the first Disney theme park to open outside the U.S. Tokyo Disneyland consists of seven principal themed areas: Adventureland, Critter Country, Fantasyland, Tomorrowland, Toontown, Westernland and World Bazaar.

Tokyo DisneySea — Tokyo DisneySea, adjacent to Tokyo Disneyland, opened in 2001. The park is divided into seven “ports of call,” including American Waterfront, Arabian Coast, Lost River Delta, Mediterranean Harbor, Mermaid Lagoon, Mysterious Island and Port Discovery.

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

Disney Vacation Club

The Disney Vacation Club offers ownership interests in 11 resort facilities located at the Walt Disney World Resort; Disneyland Resort; Vero Beach, Florida; Hilton Head Island, South Carolina; and Oahu, Hawaii. Available units at each facility are offered for sale under a vacation ownership plan and are operated as hotel rooms when not occupied by vacation club members. The Company’s vacation club units consist of a mix of units ranging from one bedroom studios to three bedroom villas. Unit counts in this document are presented in terms of two bedroom equivalents. Disney Vacation Club has 3,267 vacation club units as of September 29, 2012 and is scheduled to open an additional 274 units at Aulani, a 21-acre oceanfront resort on the island of Oahu, Hawaii. The Company expects to open a twelfth vacation club property, located at Disney’s Grand Floridian Resort at Walt Disney World Resort, in late 2013.

Disney Cruise Line

Disney Cruise Line, which operates out of ports in North America and Europe, is a vacation cruise line that includes four ships: the Disney Magic, the Disney Wonder, the Disney Dream, the last of which launched in January 2011, and the Disney Fantasy, which launched in March 2012. The ships cater to children, families and adults, with distinctly-themed areas and activities for each group. The Disney Magic and the Disney Wonder are 85,000-ton ships with 877 staterooms, while the Disney Dream and the Disney Fantasy are 130,000 ton ships with 1,250 staterooms. Many cruise vacations include a visit to Disney’s Castaway Cay, a 1,000-acre private Bahamian island.

Adventures by Disney

Adventures by Disney offers all-inclusive guided vacation tour packages predominantly at non-Disney sites around the world. The Company offered 24 different excursion packages during 2012.

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

The Company distributes produced and acquired films (including its film and television library) in the theatrical, home entertainment and television markets primarily under the Walt Disney Pictures, Pixar and Marvel banners. The Company produces and distributes Indian movies worldwide through its UTV banner.

In August 2009, the Company entered into an agreement with DreamWorks Studios (DreamWorks) to distribute live-action motion pictures produced by DreamWorks for seven years under the Touchstone Pictures banner for which the Company receives a distribution fee. Under the agreement, the Company has distributed six films to date. As part of the agreement, the Company provided financing to DreamWorks, which as of September 29, 2012, totaled $154 million. There is an additional $90 million available to DreamWorks.

Prior to the Company’s acquisition of Marvel in 2010, Marvel had agreements in place for third-party studios to distribute its films including Iron Man, Iron Man 2, Thor, Captain America and The Incredible Hulk, which have all been released. Under these arrangements, Marvel incurred the cost to produce the films and pays the third-party studio a distribution fee. In fiscal 2011, the Company purchased the distribution rights for Marvel’s The Avengers and Iron Man 3 from a third-party studio and starting in fiscal 2012 we paid certain fees to that studio associated with the performance of those films, subject to a minimum guarantee. Beginning with Marvel’s The Avengers, which was released in May 2012, the Company distributes all Marvel produced films.

Also prior to the Company’s acquisition of Marvel in 2010, Marvel had licensed the rights to produce and distribute feature films for certain other Marvel properties including Spider-Man, The Fantastic Four, and X-Men to third-party studios. Under these licensing arrangements, the third-party studio incurs the cost to produce and distribute the films and pays the Company a licensing fee. Generally under these arrangements, Marvel retains the merchandise licensing rights and pays the third-party studio a royalty. During the fourth quarter of fiscal 2011, the Company completed a two-way transaction to simplify the Spider-Man arrangement with Sony Pictures. In this transaction, the Company purchased Sony Pictures’ participation in Spider-Man merchandising, while at the same time, Sony Pictures purchased from the Company our participation in Spider-Man films. This transaction will allow the Company to control and fully benefit from all Spider-Man merchandising activity, while Sony Pictures will continue to produce and distribute Spider-Man films.

The Company holds a 99% interest in UTV, one of the leading film production studios and film distributors in India, which produces and co-produces live-action and animated content. In fiscal 2012, notable UTV releases included Rowdy Rathore and Barfi.

On December 3, 2010, the Company sold Miramax Film NY, LLC (Miramax) for $663 million. Net proceeds, which reflected closing adjustments, the settlement of related claims and obligations and Miramax’s cash balances at closing totaled $532 million. The sale included both Miramax and Dimension film assets.

Theatrical Market

We produce and distribute both live-action films and full-length animated films. During fiscal 2013, we expect to distribute domestically eight of our own produced feature films and one DreamWorks film. As of September 29, 2012, the Company had released domestically approximately 980 full-length live-action features and 90 full-length animated features.

We distribute and market our filmed products principally through our own distribution and marketing companies in the U.S. theatrical market. In international theatrical markets, we distribute our filmed products both directly and through independent distribution companies or joint ventures. Films released theatrically in the U.S. may be released simultaneously in international territories or generally up to four months later.

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

Home Entertainment Market

In the domestic market, we distribute home entertainment releases directly under each of our motion picture banners. In the international market, we distribute home entertainment releases under each of our motion picture banners both directly and through independent distribution companies. In addition, we acquire and produce original content for direct-to-video release.

Domestic and international home entertainment distribution typically starts three to six months after the theatrical release in each market. Home entertainment releases may be distributed in both physical (DVD and Blu-ray) and electronic formats. Titles are generally sold to retailers, such as Wal-Mart and Best Buy and physical rental channels, such as Netflix, Redbox and Blockbuster, however, the rental channels may be delayed up to 28 days after the start of home entertainment distribution.

As of September 29, 2012, we had approximately 1,400 active produced and acquired titles, including 1,000 live-action titles and 400 animated titles, in the domestic home entertainment marketplace and approximately 2,700 active produced and acquired titles, including 2,200 live-action titles and 500 animated titles, in the international marketplace.

Television Market

Pay-Per-View (PPV)/Video-on-Demand (VOD): Concurrently with, or up to one month after, the home entertainment distribution begins, we license titles for use on a PPV/VOD basis to MVPDs, internet, gaming consoles, and mobile platforms. PPV/VOD services deliver titles electronically to consumers for a specified rental period (e.g. 24 hours) at a price comparable to that of physical media rentals.

Pay Television (Pay 1): There are generally two pay television windows. The first window is generally sixteen months in duration and follows the PPV/VOD window. The Company has licensed exclusive domestic pay television rights to substantially all films released under the Walt Disney Pictures, Pixar, and Touchstone Pictures banners to the Starz pay television service through calendar year 2015. DreamWorks titles distributed by the Company are licensed to Showtime under a separate agreement.

Free Television (Free 1): The Pay 1 window is followed by a television window that may last up to 84 months. Motion pictures are usually sold in the Free 1 window on an ad-hoc basis to major networks, including ABC, and basic cable services.

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

International Television: The Company also licenses its theatrical properties outside of the U.S. The typical windowing sequence is consistent with the domestic cycle such that titles premiere on television in PPV/VOD then air in pay TV before airing in free TV. Windowing strategies are developed in response to local market practices and conditions, and the exact sequence and length of each window can vary country by country.

Disney Music Group

The Disney Music Group includes Walt Disney Records, Hollywood Records (including the Mammoth Records and Buena Vista Records labels), Lyric Street Records, Buena Vista Concerts and Disney Music Publishing.

Walt Disney Records produces and distributes compact discs and music DVDs in the U.S. and licenses our music properties throughout the rest of the world. Music categories include infant, children’s read-along, teens, all-family and soundtracks from film and television series distributed by Walt Disney Pictures and Disney Channel. Hollywood Records develops, produces and markets recordings from talent across a spectrum of popular music.

The Disney Music Group commissions new music for the Company’s motion picture and television programs, records the songs and licenses the song copyrights to others for printed music, records, audio-visual devices, public performances and digital distribution. Buena Vista Concerts produces live-entertainment events with artists signed to the Disney Music Group record labels.

Disney Music Publishing controls the copyrights of thousands of musical compositions derived from the Company’s motion picture, television, record and theme park properties, as well as musical compositions written by songwriters under exclusive contract. It is responsible for the management, protection, and licensing of the Disney song catalog on a worldwide basis.

Disney Theatrical Productions

Disney Theatrical Productions develops, produces and licenses live entertainment events. The Company has produced and licensed Broadway musicals around the world, including Beauty and the Beast, The Lion King, Elton John & Tim Rice’s Aida, Mary Poppins (a co-production with Cameron Mackintosh Ltd), Little Mermaid, Newsies, and TARZAN®. Other stage musical ventures have included an off-Broadway production of Peter and the Starcatcher and, most recently, stage adaptations of the film Aladdin. In addition, the Company licenses musicals for local, school and community theatre productions globally through Music Theatre International.

Disney Theatrical Productions also delivers live shows globally through its license to Feld Entertainment, producer of Disney On Ice and Disney Live!. Disney On Ice features several titles the newest of which, Rockin’ Ever After, launched in August 2012 for North America tours.

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

CONSUMER PRODUCTS

The Consumer Products segment engages with among others licensees, publishers and retailers throughout the world who design, develop, publish, promote and sell a wide variety of products based on existing and new characters and other Company intellectual property through its Merchandise Licensing, Publishing and Retail businesses. In addition to leveraging the Company’s film and television properties, Consumer Products also develops new intellectual property with the potential of also being used in the Company’s other businesses.

Merchandise Licensing

The Company’s merchandise licensing operations cover a diverse range of product categories, the most significant of which are: toys, apparel, home décor and furnishings, stationery, health and beauty, accessories, food, footwear, and consumer electronics. The Company licenses characters from its film, television and other properties for use on third-party products in these categories and earns royalties, which are usually based on a fixed percentage of the wholesale or retail selling price of the products. Some of the major properties licensed by the Company include Mickey Mouse, Cars, Disney Princess, Winnie the Pooh, Toy Story, Disney Fairies, and the Marvel properties including Spider-Man and Avengers. The Company also participates in the design of individual products and creates exclusive themed and seasonal promotional campaigns for retailers based on characters, movies and TV shows.

Publishing

Disney Publishing Worldwide (DPW) creates, distributes, licenses and publishes children’s books, magazines and digital products in multiple countries and languages based on the Company’s Disney-, Pixar- and Marvel-branded franchises. Digital products include content for mobile devices such as e-books and apps, including Disney Princess Dress-Up: My Sticker Book, Minnie Bow Maker, Brave: Story Book Deluxe and Cars 2: World Grand Prix Read and Race. DPW also operates Disney English, which develops curriculum that helps Chinese children learn English through Disney stories in 43 centers across 10 cities in China.

Marvel Publishing creates and publishes comic books, and graphic novel collections of comic books, principally in North America in print and digital formats. Marvel Publishing also licenses the right to publish translated versions of our comic books, principally in Europe and Latin America. Titles include X-Men, The Avengers, Spider-Man, Thor, Captain America, Iron Man, and The Incredible Hulk.

Retail

The Company markets Disney- and Marvel-themed products through retail stores operated under the Disney Store name and through internet sites in North America (DisneyStore.com and Marvelstore.com), Western Europe, and Japan. The stores, which are generally located in leading shopping malls and other retail complexes, carry a wide variety of Disney merchandise and promote other businesses of the Company. The Company currently owns and operates 216 stores in North America, 106 stores in Europe, and 47 stores in Japan.

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

INTERACTIVE

The Interactive segment creates and delivers branded entertainment and lifestyle content across interactive media platforms. The primary operating businesses of Interactive are Interactive Games which produces multi-platform games for global distribution, and Interactive Media, which develops branded online services. Interactive derives revenues from a combination of wholesale sales, licensing, advertising, sponsorships, subscription services and in-game accessories (micro transactions). Interactive also manages the Company’s Disney-branded mobile phone business in Japan which provides mobile phone service and content to consumers.

Interactive Games

The Interactive Games business creates, develops, markets and distributes console and handheld, games worldwide, including 2012 titles such as Disney Universe and Brave. The Interactive Games business also produces online games, such as Disney’s Club Penguin and Disney Fairies Pixie Hollow, interactive games for social networking websites such as Gardens of Time and Marvel Avengers Alliance, and games for smartphone platforms such as Where’s My Water and Where’s My Perry. Certain properties are also licensed to third-party video game publishers.

On August 27, 2010, the Company completed the acquisition of Playdom, Inc., a company that develops and publishes online games for social networking websites.

Interactive Media

Interactive Media develops, publishes and distributes content for branded online services intended for kids and family entertainment through a portfolio of websites including Disney.com and the Disney Family Network. Interactive Media also provides website maintenance and design for other Company businesses. Disney.com integrates many of the Company’s Disney-branded internet sites including sites for the Disney Channel and Walt Disney Pictures.

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

A decline in economic activity in the U.S. and other regions of the world in which we do business can adversely affect demand for any of our businesses, thus reducing our revenue and earnings. The most recent decline in economic conditions reduced spending at our parks and resorts, purchase of and prices for advertising on our broadcast and cable networks and owned stations, performance of our home entertainment releases, and purchases of Company-branded consumer products, and similar impacts can be expected should such conditions recur. A decline in economic conditions could also reduce attendance at our parks and resorts or prices that MVPDs pay for our cable programming. Recent instability in European economies presents risks of similar impacts in our European operations. Economic conditions can also impair the ability of those with whom we do business to satisfy their obligations to us. In addition, an increase in price levels generally, or in price levels in a particular sector such as the energy sector, could result in a shift in consumer demand away from the entertainment and consumer products we offer, which could also adversely affect our revenues and, at the same time, increase our costs. Changes in exchange rates for foreign currencies may reduce international demand for our products, increase our labor or supply costs in non-U.S. markets, or reduce the U.S. dollar value of revenue we receive from other markets, and economic or political conditions in a country could reduce our ability to hedge exposure to currency fluctuations in the country or our ability to repatriate revenue from the country.

Changes in public and consumer tastes and preferences for entertainment and consumer products could reduce demand for our entertainment offerings and products and adversely affect the profitability of any of our businesses.

Our businesses create entertainment, travel or consumer products whose success depends substantially on consumer tastes and preferences that change in often unpredictable ways. The success of our businesses depends on our ability to consistently create and distribute filmed entertainment, broadcast and cable programming, online material, electronic games, theme park attractions, hotels and other resort facilities and travel experiences and consumer products that meet the changing preferences of the broad consumer market. Many of our businesses increasingly depend on acceptance of our offerings and products by consumers outside the U.S., and their success therefore depends on our ability to successfully predict and adapt to changing consumer tastes and preferences outside as well as inside the U.S. Moreover, we must often invest substantial amounts in film production, broadcast and cable programming, electronic games, theme park attractions, cruise ships or hotels and other resort facilities before we learn the extent to which these products will earn consumer acceptance. If our entertainment offerings and products do not achieve sufficient consumer acceptance, our revenue from advertising sales (which are based in part on ratings for the programs in which advertisements air) or subscription fees for broadcast and cable programming and online services, from theatrical film receipts or home video or electronic game sales, from theme park admissions, hotel room charges and merchandise, food and beverage sales, from sales of licensed consumer products or from sales of our other consumer products and services may decline or fail to grow to the extent we anticipate when making investment decisions and thereby adversely affect the profitability of one or more of our businesses.

Changes in technology and in consumer consumption patterns may affect demand for our entertainment products or the cost of producing or distributing products.

The media entertainment and internet businesses in which we participate depend significantly on our ability to acquire, develop, adopt and exploit new technologies to distinguish our products and services from those of our competitors. In addition, new technologies affect the demand for our products, the manner and markets in which our products are distributed to consumers, the time and manner in which consumers acquire and view some of our entertainment products and the options available to advertisers for reaching their desired markets. For example, the success of our offerings in the home entertainment market depends in part on consumer preferences with respect to home entertainment formats, including DVD players and digital video recorders, as well as the availability of alternative home entertainment offerings and technologies, including web-based delivery of entertainment offerings. In addition, technological developments offer consumers an expanding array of entertainment options and delivery vehicles which may include options we have not yet fully developed, or options we have developed but which entail a smaller return than we realize on traditional options. As a result, the income from our entertainment offerings may decline or increase at slower rates than our historical experience or our expectations when we make investments in products.

The success of our businesses is highly dependent on the existence and maintenance of intellectual property rights in the entertainment products and services we create.

The value to us of our intellectual property rights is dependent on the scope and duration of our rights as defined by applicable laws in the U.S. and abroad and the manner in which those laws are construed. If those laws are drafted or interpreted in ways that limit the extent or duration of our rights, or if existing laws are changed, our ability to generate revenue from our intellectual property may decrease, or the cost of obtaining and maintaining rights may increase.

The unauthorized use of our intellectual property rights may increase the cost of protecting these rights or reduce our revenues. New technologies such as the convergence of computing, communication, and entertainment devices, the falling prices of devices incorporating such technologies, and increased broadband internet speed and penetration have made the unauthorized digital copying and distribution of our films, television productions and other creative works easier and faster and enforcement of intellectual property rights more challenging. The unauthorized use of intellectual property in the entertainment industry generally continues to be a significant challenge for intellectual property rights holders. Inadequate laws or weak enforcement mechanisms to protect intellectual property in one country can adversely affect the results of the Company’s operations worldwide, despite the Company’s efforts to protect its intellectual property rights. These developments require us to devote substantial resources to protecting our intellectual property against unlicensed use and present the risk of increased losses of revenue as a result of unlicensed digital distribution of our content and sales of unauthorized DVDs, Blu-ray discs and other products.

With respect to intellectual property developed by the Company and rights acquired by the Company from others, the Company is subject to the risk of challenges to our copyright, trademark and patent rights by third parties. Successful challenges to our rights in intellectual property may result in increased costs for obtaining rights or the loss of the opportunity to earn revenue from the intellectual property that is the subject of challenged rights. The Company is not aware of any challenges to its intellectual property rights that it currently foresees having a material effect on its operations.

Protection of electronically stored data is costly and if our data is compromised in spite of this protection, we may incur additional costs, lost opportunities and damage to our reputation.

We maintain information necessary to conduct our business, including confidential and proprietary information as well as personal information regarding our customers and employees, in digital form. Data maintained in digital form is subject to the risk of intrusion, tampering and theft. We develop and maintain systems to prevent this from occurring, but the development and maintenance of these systems is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. Moreover, despite our efforts, the possibility of intrusion, tampering and theft cannot be eliminated entirely, and risks associated with each of these remain. In addition, we provide confidential, proprietary and personal information to third parties when it is necessary to pursue business objectives. While we obtain assurances that these third parties will protect this information and, where appropriate, monitor the protections employed by these third parties, there is a risk the confidentiality of data held by third parties may be compromised. If our data systems are compromised, our ability to conduct our business may be impaired, we may lose profitable opportunities or the value of those opportunities may be diminished and, as described above, we may lose revenue as a result of unlicensed use of our intellectual property. If personal information of our customers or employees is misappropriated, our reputation with our customers and employees may be injured resulting in loss of business or morale, and we may incur costs to remediate possible injury to our customers and employees or to pay fines or take other action with respect to judicial or regulatory actions arising out of the incident.

A variety of uncontrollable events may reduce demand for our products and services, impair our ability to provide our products and services or increase the cost of providing our products and services.

Demand for our products and services, particularly our theme parks and resorts, is highly dependent on the general environment for travel and tourism. The environment for travel and tourism, as well as demand for other entertainment products, can be significantly adversely affected in the U.S., globally or in specific regions as a result of a variety of factors beyond our control, including: adverse weather conditions arising from short-term weather patterns or long-term change, catastrophic events or natural disasters (such as excessive heat or rain, hurricanes, typhoons, floods, tsunamis and earthquakes); health concerns; international, political or military developments; and terrorist attacks. For example, the earthquake and tsunami in Japan in March 2011 resulted in a period of suspension of our operations and those of certain of our licensees in Japan, including Tokyo Disney Resort and resulted in a loss of revenue from those operations. These events and others, such as fluctuations in travel and energy costs and computer virus attacks, intrusions or other widespread computing or telecommunications failures, may also damage our ability to provide our products and services or to obtain insurance coverage with respect to these events. In addition, we derive royalties from the sales of our licensed goods and services by third parties and the management of businesses operated under brands licensed from the Company, and we are therefore dependent on the successes of those third parties for that portion of our revenue. A wide variety of factors could influence the success of those third parties and if negative factors significantly impacted a sufficient number of our licensees, that could adversely affect the profitability of one or more of our businesses. We obtain insurance against the risk of losses relating to some of these events, generally including physical damage to our property and resulting business interruption, certain injuries occurring on our property and liability for alleged breach of legal responsibilities. When insurance is obtained it is subject to deductibles, exclusions, terms, conditions and limits of liability. The types and levels of coverage we obtain vary from time to time depending on our view of the likelihood of specific types and levels of loss in relation to the cost of obtaining coverage for such types and levels of loss.

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

Past disruptions in the U.S. and global credit and equity markets made it difficult for many businesses to obtain financing on acceptable terms. These conditions tended to increase the cost of borrowing and if they recur, our cost of borrowing could increase and it may be more difficult to obtain financing for our operations or investments. In addition, our borrowing costs can be affected by short and long-term debt ratings assigned by independent rating agencies that are based, in significant part, on the Company’s performance as measured by credit metrics such as interest coverage and leverage ratios. A decrease in these ratings would likely increase our cost of borrowing and/or make it more difficult for us to obtain financing. Past disruptions in the global financial markets also impacted some of the financial institutions with which we do business. A similar decline in the financial stability of financial institutions could affect our ability to secure credit-worthy counterparties for our interest rate and foreign currency hedging programs and could affect our ability to settle existing contracts.

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

With approximately 166,000 employees, our profitability is substantially affected by costs of pension benefits and current and postretirement medical benefits. We may experience significant increases in these costs as a result of macro-economic factors, which are beyond our control, including increases in the cost of health care. In addition, changes in investment returns and discount rates used to calculate pension expense and related assets and liabilities can be volatile and may have an unfavorable impact on our costs in some years. These macro-economic factors as well as a decline in the fair value of pension and postretirement medical plan assets may put upward pressure on the cost of providing pension and post retirement medical benefits and may increase future funding contributions. Although we have actively sought to control increases in these costs, there can be no assurance that we will succeed in limiting cost increases, and continued upward pressure could reduce the profitability of our businesses.

Our results may be adversely affected if long-term programming or carriage contracts are not renewed on sufficiently favorable terms.

We enter into long-term contracts for both the acquisition and the distribution of media programming and products, including contracts for the acquisition of programming rights for sporting events and other programs, and contracts for the distribution of our programming to MVPDs. As these contracts expire, we must renew or renegotiate the contracts, and if we are unable to renew them on acceptable terms, we may lose programming rights or distribution rights. Even if these contracts are renewed, the cost of obtaining programming rights may increase (or increase at faster rates than our historical experience) or the revenue from distribution of programs may be reduced (or increase at slower rates than our historical experience). With respect to the acquisition of programming rights, particularly sports programming rights, the impact of these long-term contracts on our results over the term of the contracts depends on a number of factors, including the strength of advertising markets, effectiveness of marketing efforts and the size of viewer audiences. There can be no assurance that revenues from programming based on these rights will exceed the cost of the rights plus the other costs of producing and distributing the programming.

Changes in regulations applicable to our businesses may impair the profitability of our businesses.

Our broadcast networks and television stations are highly regulated, and each of our other businesses is subject to a variety of U.S. and overseas regulations. These regulations include:

•	U.S. FCC regulation of our television and radio networks, our national programming networks, and our owned television stations. See Item 1 — Business — Media Networks, Federal Regulation.

•	Environmental protection regulations.

•	Federal, state and foreign privacy and data protection laws and regulations.

•	Regulation of the safety of consumer products and theme park operations.

•	Imposition by foreign countries of trade restrictions, ownership restrictions, currency exchange controls or motion picture or television content requirements or quotas.

•	Domestic and international tax laws or currency controls.

Changes in any of these regulations or regulatory activities in any of these areas may require us to spend additional amounts to comply with the regulations, or may restrict our ability to offer products and services that are profitable.

Our operations outside the United States may be adversely affected by the operation of laws in those jurisdictions.

Our operations in non-U.S. jurisdictions are in many cases subject to the laws of the jurisdictions in which they operate rather than U.S. law. Laws in some jurisdictions differ in significant respects from those in the U.S., and these differences can affect our ability to react to changes in our business and our rights or ability to enforce rights may be different than would be expected under U.S. law. Moreover, enforcement of laws in some overseas jurisdictions can be inconsistent and unpredictable, which can affect both our ability to enforce our rights and to undertake activities that we believe are beneficial to our business. As a result, our ability to generate revenue and our expenses in non-U.S. jurisdictions may differ from what would be expected if U.S. law governed these operations.

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

Each of our businesses is normally subject to seasonal variations, as follows:

•

Revenues in our Media Networks segment are subject to seasonal advertising patterns and changes in viewership levels. In general, advertising revenues are somewhat higher during the fall and somewhat lower during the summer months. Affiliate revenues are typically collected ratably throughout the year. Certain affiliate revenues at ESPN are deferred until annual programming commitments are met. These commitments are typically satisfied during the second half of the Company’s fiscal year, which generally results in higher revenue recognition during this period.

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

•

Revenues in our Interactive segment fluctuate due to the timing and performance of video game releases which are determined by several factors, including theatrical releases and cable programming broadcasts, competition and the timing of holiday periods. Revenues from certain of our internet and mobile operations are subject to similar seasonal trends.

Accordingly, if a short term negative impact on our business occurs during a time of high seasonal demand (such as hurricane damage to our parks during the summer travel season), the effect could have a disproportionate effect on the results of that business for the year.

The Company’s pending acquisition of Lucasfilm is expected to cause short term dilution in earnings per share and there can be no assurance that anticipated improvements in earnings per share will be realized.

On October 30, 2012, the Company entered into an agreement to acquire Lucasfilm Ltd. in a merger transaction in which the Company is expected to distribute approximately 40 million shares and pay approximately $2.025 billion in cash. We expect that the merger will initially result in lower earnings per share than we would have earned in the absence of the merger. We expect that over time the merger will yield benefits to the combined company such that the merger will ultimately be accretive to earnings per share. However, there can be no assurance that the increase in earnings per share expected in the long term will be achieved. In order to achieve increases in earnings per share as a result of the merger, the combined company will, among other things, need to effectively continue the successful operations of Lucasfilm after the merger, develop successful new content (including future feature films) based on Lucasfilm’s intellectual property and successfully integrate Lucasfilm’s products into the combined company’s various distribution channels.

ITEM 1B. Unresolved Staff Comments

The Company has received no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of its 2012 fiscal year and that remain unresolved.

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

Location	Property / Approximate Size	Use	Business Segment(1)
Burbank, CA	Land (52 acres) & Buildings (2,000,000 ft2)	Owned Office/Production/Warehouse	Corp/Studio/Media/CP

Burbank, CA & surrounding cities (2)	Buildings (1,900,000 ft2 )	Leased Office/Warehouse (includes 8,000 ft2 sublet to third party tenants)	Corp/Studio/Media/CP/ Interactive

Glendale, CA & North Hollywood, CA	Land (148 acres) & Buildings (2,500,000 ft2)	Owned Office/Warehouse (includes 360,000 ft2 sublet to third party tenants)	Corp/Studio/Media/CP/ P&R/Interactive

Glendale, CA	Buildings (195,000 ft2)	Leased Office/Warehouse (includes 6,000 ft2 sublet to third party tenants)	Corp

Los Angeles, CA	Land (22 acres) & Buildings (600,000 ft2 )	Owned Office/Production/Technical	Media

Los Angeles, CA	Buildings (215,000 ft2 )	Leased/Office/Production/Technical/ Theater (includes 14,000 ft2 sublet to third party tenants)	Corp/Media/Studio/ Interactive

New York, NY	Land (6.5 acres) & Buildings (1,400,000 ft2 )	Owned Office/Production/Technical (includes 16,000 ft2 sublet to third party tenants)	Media/Corp

New York, NY	Buildings (490,000 ft2 )	Leased Office/Production/Warehouse (includes 14,000 ft2 sublet to third party tenants)	Corp/Studio/Media /Interactive

Bristol, CT	Land (115 acres) & Buildings (720,000 ft2 )	Owned Office/Production/Technical	Media

Bristol, CT	Buildings (450,000 ft2 )	Leased Office/Warehouse/Technical	Media

Emeryville, CA	Land (20 acres) & Buildings (430,000 ft2 )	Owned Office/Production/Technical	Studio

Emeryville, CA	Buildings (75,000 ft2 )	Leased Office/Storage	Studio

USA & Canada	Land and Buildings (Multiple sites and sizes)	Owned and Leased Office/ Production/Transmitter/Retail/ Warehouse	Corp/Studio/Media/CP/ P&R/Interactive

Hammersmith, England	Land (1 acre) & Building (85,000 ft2 )	Owned Office	Corp/Studio/Media/CP/ Interactive

Hammersmith, England	Building (200,000 ft2 )	Leased Office	Corp/Studio/Media/CP/ Interactive

Europe, Asia, Australia & Latin America	Buildings (Multiple sites and sizes)	Leased Office/Retail/ Warehouse/Production	Corp/Studio/Media/CP/ P&R/Interactive

(1)	Corp – Corporate, CP – Consumer Products, P&R – Parks and Resorts
(2)	Surrounding cities include North Hollywood, CA and Sun Valley, CA

ITEM 3. Legal Proceedings

Celador International Ltd. v. American Broadcasting Companies, Inc. On May 19, 2004, an affiliate of the creator and licensor of the television program, “Who Wants to be a Millionaire,” filed an action against the Company and certain of its subsidiaries, including American Broadcasting Companies, Inc. and Buena Vista Television, LLC, alleging it was damaged by defendants improperly engaging in certain intra-company transactions and charging merchandise distribution expenses, resulting in an underpayment to the plaintiff. On July 7, 2010, the jury returned a verdict for breach of contract against certain subsidiaries of the Company, awarding plaintiff damages of $269.4 million. The Company has stipulated with the plaintiff to an award of prejudgment interest of $50 million, which amount will be reduced pro rata should the Court of Appeals reduce the damages amount. On December 21, 2010, the Company’s alternative motions for a new trial and for judgment as a matter of law were denied. Although we cannot predict the ultimate outcome of this lawsuit, the Company believes the jury’s verdict is in error and is vigorously pursuing its position on appeal, notice of which was filed by the Company on January 14, 2011. On or about January 28, 2011, plaintiff filed a notice of cross-appeal. On October 10, 2012, oral argument on the appeals was held. The Company has determined that it does not have a probable loss under the applicable accounting standard relating to probability of loss for recording a reserve with respect to this litigation and therefore has not recorded a reserve.

Beef Products, Inc. v. American Broadcasting Companies, Inc. On September 13, 2012, plaintiffs filed an action in South Dakota state court against certain subsidiaries and employees of the Company and others, asserting claims for defamation arising from alleged false statements and implications, statutory and common law product disparagement, and tortious interference with existing and prospective business relationships. The claims arise out of ABC News reports published in March and April 2012 that discussed the subject of labeling requirements for production processes related to a product one plaintiff produces that is added to ground beef before sale to consumers. Plaintiffs seek actual and consequential damages in excess of $400 million, statutory damages (including treble damages) pursuant to South Dakota’s Agricultural Food Products Disparagement Act, and punitive damages. On October 24, 2012, the Company removed the action to the United States District Court for the District of South Dakota, and on October 31, 2012, the Company moved to dismiss all claims.

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

At September 29, 2012, the executive officers of the Company were as follows:

Name	Age	Title	Executive Officer Since
Robert A. Iger	61	Chairman and Chief Executive Officer(1)	2000
James A. Rasulo	56	Senior Executive Vice President and Chief Financial Officer (2)	2010
Alan N. Braverman	64	Senior Executive Vice President, General Counsel and Secretary	2003
Kevin A. Mayer	50	Executive Vice President, Corporate Strategy and Business Development(3)	2005
Christine M. McCarthy	57	Executive Vice President, Corporate Real Estate, Sourcing, Alliances and Treasurer(4)	2005
Mary Jayne Parker	51	Executive Vice President and Chief Human Resources Officer(5)	2009

(1)	Mr. Iger was appointed Chairman of the Board and Chief Executive Officer effective March 13, 2012. He was President and Chief Executive Officer from October 2, 2005 through that date.

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

	Sales Price
	High	Low
2012
4th Quarter	$53.40	$46.85
3rd Quarter	48.95	40.88
2nd Quarter	44.50	37.94
1st Quarter	37.80	28.19

2011
4th Quarter	$40.97	$29.05
3rd Quarter	44.13	37.19
2nd Quarter	44.34	37.62
1st Quarter	38.00	33.08

The Company declared a $0.60 per share dividend ($1.1 billion) on November 30, 2011 related to fiscal 2011, which was paid in the second quarter of fiscal 2012. The Board of Directors has not declared a dividend related to fiscal 2012 as of the date of this report.

As of September 29, 2012, the approximate number of common shareholders of record was 984,857.

The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended September 29, 2012:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July 1, 2012 – July 31, 2012	1,498,332	$ 48.09	1,426,243	250 million
August 1, 2012 – August 31, 2012	3,150,847	49.68	3,074,100	247 million
September 1, 2012 – September 29, 2012	14,663,938	51.51	14,600,000	232 million

Total	19,313,117	50.95	19,100,343	232 million

(1)

212,774 shares were purchased on the open market to provide shares to participants in the Walt Disney Investment Plan (WDIP) and Employee Stock Purchase Plan (ESPP). These purchases were not made pursuant to a publicly announced repurchase plan or program.

(2)

Under a share repurchase program implemented effective June 10, 1998, the Company is authorized to repurchase shares of its common stock. On March 22, 2011, the Company’s Board of Directors increased the repurchase authorization to a total of 400 million shares as of that date. The repurchase program does not have an expiration date.

ITEM 6. Selected Financial Data

(in millions, except per share data)

	2012 (1)	2011 (2)	2010 (3)	2009 (4)	2008 (5)
Statements of income
Revenues	$42,278	$40,893	$38,063	$36,149	$37,843
Net income	6,173	5,258	4,313	3,609	4,729
Net income attributable to Disney	5,682	4,807	3,963	3,307	4,427
Per common share
Earnings attributable to Disney
Diluted	$3.13	$2.52	$2.03	$1.76	$2.28
Basic	3.17	2.56	2.07	1.78	2.34
Dividends	0.60	0.40	0.35	0.35	0.35
Balance sheets
Total assets	$74,898	$72,124	$69,206	$63,117	$62,497
Long-term obligations	17,876	17,717	16,234	16,939	14,889
Disney shareholders’ equity	39,759	37,385	37,519	33,734	32,323
Statements of cash flows
Cash provided (used) by:
Operating activities	$7,966	$6,994	$6,578	$5,319	$5,685
Investing activities	(4,759)	(3,286)	(4,523)	(1,755)	(2,162)
Financing activities	(2,985)	(3,233)	(2,663)	(3,111)	(4,208)

(1)

The fiscal 2012 results include restructuring and impairment charges ($0.03 per diluted share) and gains in connection with the acquisition of a controlling interest in UTV ($0.06 per diluted share) (see Note 3 to the Consolidated Financial Statements for further discussion), a recovery of a previously written-off receivable from Lehman Brothers ($0.03 per diluted share), and costs related to the DLP debt refinancing (rounded to $0.00 per diluted share) (see Note 8 to the Consolidated Financial Statements). These items collectively resulted in a net positive benefit of $0.06 per diluted share.

(2)

The fiscal 2011 results include restructuring and impairment charges that rounded to $0.00 per diluted share and a net after tax loss on the sales of Miramax and BASS ($0.02 per diluted share) which collectively resulted in a net adverse impact of $0.02 per diluted share (see Note 4 to the Consolidated Financial Statements).

(3)

During fiscal 2010, the Company completed a cash and stock acquisition for the outstanding capital stock of Marvel for $4.2 billion (see Note 3 to the Consolidated Financial Statements for further discussion). In addition, results include restructuring and impairment charges ($0.09 per diluted share), gains on the sales of investments in two television services in Europe ($0.02 per diluted share), a gain on the sale of the Power Rangers property ($0.01 per diluted share), and an accounting gain related to the acquisition of The Disney Store Japan ($0.01 per diluted share). Including the impact of rounding, these items collectively resulted in a net adverse impact of $0.04 per diluted share.

(4)

The fiscal 2009 results include restructuring and impairment charges ($0.17 per diluted share), a non-cash gain in connection with the AETN transaction ($0.08 per diluted share) and a gain on the sale of our investment in two pay television services in Latin America ($0.04 per diluted share). Including the impact of rounding, these items collectively resulted in a net adverse impact of $0.06 per diluted share.

(5)

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

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CONSOLIDATED RESULTS

(in millions, except per share data)

				% Change Better/(Worse)
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Revenues	$42,278	$40,893	$38,063	3%	7%
Costs and expenses	(33,415)	(33,112)	(31,337)	(1) %	(6) %
Restructuring and impairment charges	(100)	(55)	(270)	(82) %	80%
Other income /(expense), net	239	75	140	>100%	(46) %
Net interest expense	(369)	(343)	(409)	(8) %	16%
Equity in the income of investees	627	585	440	7%	33%

Income before income taxes	9,260	8,043	6,627	15%	21%
Income taxes	(3,087)	(2,785)	(2,314)	(11) %	(20) %

Net income	6,173	5,258	4,313	17%	22%
Less: Net income attributable to noncontrolling interests	(491)	(451)	(350)	(9) %	(29) %

Net income attributable to The Walt Disney Company (Disney)	$5,682	$4,807	$3,963	18%	21%

Earnings per share attributable to Disney:
Diluted	$3.13	$2.52	$2.03	24%	24%

Basic	$3.17	$2.56	$2.07	24%	24%

Weighted average number of common and common equivalent shares outstanding:
Diluted	1,818	1,909	1,948

Basic	1,794	1,878	1,915

Organization of Information

Management’s Discussion and Analysis provides a narrative on the Company’s financial performance and condition that should be read in conjunction with the accompanying financial statements. It includes the following sections:

•	Consolidated Results
•	Business Segment Results — 2012 vs. 2011
•	Non-Segment Items — 2012 vs. 2011
•	Pension and Postretirement Medical Benefit Costs
•	Business Segment Results — 2011 vs. 2010
•	Non-Segment Items — 2011 vs. 2010
•	Liquidity and Capital Resources
•	Contractual Obligations, Commitments, and Off Balance Sheet Arrangements
•	Accounting Policies and Estimates
•	Forward-Looking Statements

CONSOLIDATED RESULTS

2012 vs. 2011

Revenues for fiscal 2012 increased 3%, or $1.4 billion, to $42.3 billion; net income attributable to Disney increased 18%, or $875 million, to $5.7 billion; and earnings per share attributable to Disney (EPS) for the year increased 24% to $3.13.

Net income attributable to Disney for fiscal 2012 included a $184 million ($116 million after tax) non-cash gain recorded in connection with the acquisition of a controlling interest in UTV (UTV Gain) and $79 million ($50 million after tax) for the recovery of a receivable from Lehman Brothers that was written off in 2008 as a result of the Lehman Brothers bankruptcy (Lehman recovery), partially offset by $100 million ($63 million after tax) of restructuring and impairment charges and a $24 million net charge ($7 million after tax and allocation to noncontrolling interests) related to the refinancing of Disneyland Paris borrowings (DLP debt charge). These items collectively had a $0.06 net benefit on EPS.

Net income attributable to Disney for fiscal 2011 included $55 million of restructuring and impairment charges and gains from the sales of businesses of $75 million. These items collectively had a $0.02 net negative impact on EPS. The table below shows the pretax and after tax impact of these items.

	Benefit / (Expense)
	Pretax	Tax Effect	After Tax
Restructuring and impairment charges	$(55)	$47	$(8)
Gains on sales of businesses	75	(107)	(32)

	$20	$(60)	$(40)

Restructuring and impairment charges included an impairment of assets that had tax basis significantly in excess of book value resulting in a $47 million tax benefit on the restructuring and impairment charges. The gains on sales of businesses included the sale of Miramax which had a book value that included $217 million of allocated goodwill which is not tax deductible. Accordingly, the taxable gain on the sales of businesses exceeded the $75 million book gain resulting in tax expense of $107 million.

After the impact of the items discussed above, the increase in EPS for fiscal 2012 reflected higher operating results driven by higher fees from MVPDs (Affiliate Fees) at ESPN and the worldwide Disney Channel, higher guest spending and attendance at our domestic parks and resorts, higher advertising revenue at ESPN, higher results at our theatrical business driven by Marvel’s The Avengers, higher ABC program sales, improved social game performance due to lower acquisition accounting impacts and increased title performance, and higher merchandise licensing revenue driven by the strength of Marvel properties. These increases were partially offset by higher operating expenses at our domestic parks and resorts, higher sports programming costs at ESPN, lower advertising revenue at ABC and our owned television stations and higher film cost write-downs.

2011 vs. 2010

Revenues for fiscal 2011 increased 7%, or $2.8 billion, to $40.9 billion; net income attributable to Disney increased 21%, or $844 million, to $4.8 billion; and EPS increased 24% to $2.52.

The increase in EPS for fiscal 2011 reflected higher operating results driven by Affiliate Fee growth at our Cable Networks, increased guest spending and volumes at our domestic parks and resorts, higher advertising revenue at ESPN and lower film cost write-downs. Additionally, EPS growth benefited from decreased programming and production costs at ABC, higher licensing revenue due to the strength of Cars merchandise and a full-period of results for Marvel, and higher equity income at AETN. These increases were partially offset by higher costs at ESPN and at our domestic parks and resorts, lower performance at our theatrical business, and the inclusion of a full-period of results for Playdom in fiscal 2011, which included the impact of acquisition accounting.

Restructuring and Impairment Charges

The Company recorded $100 million of restructuring and impairment charges in fiscal 2012. Restructuring charges were driven by severance and facilities costs related to organizational and cost structure initiatives across various of our businesses. Impairment charges primarily resulted from an intellectual property impairment.

The Company recorded $55 million of charges in fiscal 2011 reflecting severance and facilities costs related to organizational and cost structure initiatives primarily at the Studio Entertainment and Interactive segments.

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

Other Income /(expense), net

Other income /(expense) is as follows (in millions):

	2012	2011	2010
UTV Gain	$184	$—	$—
Lehman recovery	79	—	—
DLP debt charge	(24)	—	—
Gain on sale of Miramax	—	64	—
Gain on sale of BASS	—	11	—
Gain on sales of investments in television services in Europe	—	—	75
Gain on sale of Power Rangers property	—	—	43
Gain related to the acquisition of The Disney Store Japan	—	—	22

Other income /(expense), net	$239	$75	$140

BUSINESS SEGMENT RESULTS — 2012 vs. 2011

Below is a discussion of the major revenue and expense categories for our business segments. Costs and expenses for each segment consist of operating expenses, selling, general, administrative and other expenses and depreciation and amortization. Selling, general, administrative and other costs include third-party and internal marketing expenses.

Our Media Networks segment generates revenue from Affiliate Fees charged to MVPDs, advertising revenues from the sale to advertisers of time in programs for commercial announcements and other revenues which include the sale and distribution of television programming. Operating expenses include programming and production costs, technical support costs, distribution costs and operating labor.

Our Parks and Resorts segment generates revenue from the sale of admissions to theme parks, the sale of merchandise, food and beverages, charges for room nights at hotels, sales of cruise vacation packages and sales and rentals of vacation club properties. Operating expenses include labor, costs of sales, repairs and maintenance, entertainment and cruise ship fuel expense.

Our Studio Entertainment segment generates revenue from the distribution of films in the theatrical, home entertainment and television markets. Operating expenses include film cost amortization, which consists of production cost amortization, participations and residuals, costs of sales and distribution expenses.

Our Consumer Products segment generates revenue from licensing characters from our film, television and other properties to third parties for use on consumer merchandise, publishing children’s books and magazines and comic books, and operating retail stores, English language learning centers and internet shopping sites. Operating expenses include costs of goods sold, distribution, operating labor and retail occupancy costs.

Our Interactive segment generates revenue from the development and sale of multi-platform games, online advertising and sponsorships, subscriptions to and micro transactions for online games, and content and handset revenue from our Disney-branded mobile phone business in Japan. Certain properties are also licensed to third-party game publishers. Operating expenses include product development, costs of goods sold and distribution expenses. Certain costs related to website design and maintenance are allocated to other Company businesses.

				% Change Better/(Worse)
(in millions)	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Revenues:
Media Networks	$19,436	$18,714	$17,162	4%	9%
Parks and Resorts	12,920	11,797	10,761	10%	10%
Studio Entertainment	5,825	6,351	6,701	(8) %	(5) %
Consumer Products	3,252	3,049	2,678	7%	14%
Interactive	845	982	761	(14) %	29%

	$42,278	$40,893	$38,063	3%	7%

Segment operating income (loss):
Media Networks	$6,619	$6,146	$5,132	8%	20%
Parks and Resorts	1,902	1,553	1,318	22%	18%
Studio Entertainment	722	618	693	17%	(11) %
Consumer Products	937	816	677	15%	21%
Interactive	(216)	(308)	(234)	30%	(32) %

	$9,964	$8,825	$7,586	13%	16%

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

				% Change Better/(Worse)
(in millions)	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Segment operating income	$9,964	$8,825	$7,586	13%	16%
Corporate and unallocated shared expenses	(474)	(459)	(420)	(3) %	(9) %
Restructuring and impairment charges	(100)	(55)	(270)	(82) %	80%
Other income /(expense), net	239	75	140	>100%	(46) %
Net interest expense	(369)	(343)	(409)	(8) %	16%

Income before income taxes	$9,260	$8,043	$6,627	15%	21%

Media Networks

Operating results for the Media Networks segment are as follows:

	Year Ended		% Change Better / (Worse)
(in millions)	September 29, 2012	October 1, 2011 (1)
Revenues
Affiliate Fees	$9,360	$8,837	6%
Advertising	7,699	7,598	1%
Other	2,377	2,279	4%

Total revenues	19,436	18,714	4%
Operating expenses	(10,535)	(10,282)	(2) %
Selling, general, administrative and other	(2,651)	(2,633)	(1) %
Depreciation and amortization	(258)	(237)	(9) %
Equity in the income of investees	627	584	7%

Operating Income	$6,619	$6,146	8%

(1)	Certain reclassifications have been made to the amounts presented for fiscal 2011 and fiscal 2010 to conform to the fiscal 2012 presentation

Revenues

Affiliate Fee growth of 6% was driven by increases of 5% from higher contractual rates and 1% from subscriber growth at Cable Networks.

Higher advertising revenues were due to an increase of $263 million at Cable Networks from $3,522 million to $3,785 million, partially offset by a decrease of $162 million at Broadcasting from $4,076 million to $3,914 million. The increase at Cable Networks reflected an increase of 6% due to higher rates. The decrease at Broadcasting reflected decreases of 7% due to lower ABC ratings, and 2% due to lower local television advertising driven by lower political advertising, partially offset by an increase of 5% due to higher ABC advertising rates.

The increase in other revenues was primarily due to higher program sales driven by Castle, Once Upon a Time, and Revenge, partially offset by lower home entertainment revenues, primarily due to Lost, and lower Disney Channel program sales.

Costs and Expenses

Operating expenses include programming and production costs which increased $231 million from $8,760 million to $8,991 million. At Cable Networks, an increase in programming and production costs of $359 million was primarily due to higher sports rights costs due to contractual rate increases for college sports, NFL, MLB, and NBA programming and expanded rights for the Wimbledon Championships. At Broadcasting, programming and production costs decreased $128 million reflecting the absence of The Oprah Winfrey Show at our local television stations and lower program write-offs at ABC.

Equity in the Income of Investees

Income from equity investees increased to $627 million in the current year from $584 million in the prior year driven by an increase at AETN primarily due to higher advertising and affiliate revenues, partially offset by higher programming costs. This increase was partially offset by equity losses at Hulu which were driven by higher programming and marketing costs, partially offset by higher advertising and subscription revenues.

Segment Operating Income

Segment operating income increased 8%, or $473 million, to $6.6 billion. The increase was primarily due to increases at ESPN and the worldwide Disney Channels, higher program sales, lower broadcast programming costs and increased equity income from AETN, partially offset by lower broadcast advertising revenue.

The following table provides supplemental revenue and operating income detail for the Media Networks segment:

	Year Ended		% Change Better / (Worse)
(in millions)	September 29, 2012	October 1, 2011
Revenues
Cable Networks	$13,621	$12,877	6%
Broadcasting	5,815	5,837	– %

	$19,436	$18,714	4%

Segment operating income
Cable Networks	$5,704	$5,233	9%
Broadcasting	915	913	– %

	$6,619	$6,146	8%

Restructuring and impairment charges

The Company recorded charges of $14 million, $3 million and $95 million related to Media Networks for fiscal years 2012, 2011 and 2010, respectively. The charges in fiscal 2012 were primarily for severance related to organizational and cost structure initiatives. The charges in fiscal 2010 were for severance costs and the closure of five ESPN Zone locations. These charges were reported in “Restructuring and impairment charges” in the Consolidated Statements of Income.

Parks and Resorts

Operating results for the Parks and Resorts segment are as follows:

	Year Ended		% Change Better / (Worse)
(in millions)	September 29, 2012	October 1, 2011
Revenues
Domestic	$10,339	$9,302	11%
International	2,581	2,495	3%

Total revenues	12,920	11,797	10%
Operating expenses	(7,928)	(7,383)	(7) %
Selling, general, administrative and other	(1,849)	(1,696)	(9) %
Depreciation and amortization	(1,241)	(1,165)	(7) %

Operating Income	$1,902	$1,553	22%

Revenues

Parks and Resorts revenues increased 10%, or $1.1 billion, to $12.9 billion due to an increase of $1.0 billion at our domestic operations and an increase of $86 million at our international operations.

Revenue growth of 11% at our domestic operations reflected a 5% increase from higher average guest spending and a 5% increase from volume. Increased guest spending was primarily due to higher average ticket prices, food and beverage spending, and daily hotel room rates. The volume increase was driven by higher passenger cruise days from the Disney Fantasy and the Disney Dream, which launched in March 2012 and January 2011, respectively, increased attendance at our domestic parks reflecting strong growth at Disneyland Resort which benefited from the opening of Cars Land at Disney California Adventure and higher hotel occupancy from Aulani, our new hotel and vacation club resort in Hawaii, which opened in August 2011.

Revenue growth of 3% at our international operations reflected a 3% increase from higher average guest spending, a 3% increase from higher attendance and a 3% increase from higher royalty revenue from Tokyo Disney Resort. These increases were partially offset by a decrease of 4% from the unfavorable impact of foreign currency translation due to the strengthening of the U.S. dollar against the euro and a decrease of 1% from lower hotel occupancy at Disneyland Paris. Higher guest spending was primarily due to higher daily hotel room rates and average ticket prices. Higher royalty revenue from Tokyo Disney Resort reflected the prior-year impact from the earthquake and tsunami in Japan.

The following table presents supplemental attendance, per capita theme park guest spending, and hotel statistics:

	Domestic		International (2)		Total
	Fiscal Year 2012	Fiscal Year 2011	Fiscal Year 2012	Fiscal Year 2011	Fiscal Year 2012	Fiscal Year 2011
Parks
Increase/ (decrease)
Attendance	3%	1%	6%	6%	4%	2%
Per Capita Guest Spending	7%	8%	1%	2%	5%	6%
Hotels (1)
Occupancy	81%	82%	85%	88%	82%	83%
Available Room Nights (in thousands)	9,850	9,625	2,468	2,466	12,318	12,091
Per Room Guest Spending	$257	$241	$317	$294	$270	$253

(1)

Per room guest spending consists of the average daily hotel room rate as well as guest spending on food, beverages and merchandise at the hotels. Hotel statistics include rentals of Disney Vacation Club units.

(2)

Per capita guest spending and per room guest spending exclude the impact of foreign currency translation. The euro to U.S. dollar weighted average foreign currency exchange rate was $1.30 and $1.39 for fiscal 2012 and 2011, respectively.

Costs and Expenses

Operating expenses include operating labor which increased by $285 million from $3,540 million to $3,825 million and cost of sales which increased $96 million from $1,198 million to $1,294 million. Higher operating labor was driven by new guest offerings, labor cost inflation and higher employee benefit costs. The increase in cost of sales was driven by higher volumes. Operating expenses also increased due to costs associated with resort expansion and new guest offerings including investments in supporting systems infrastructure. New guest offerings included the Disney Fantasy and Disney Dream, and the expansion of Disney California Adventure at Disneyland Resort. These increases were partially offset by a favorable impact of foreign currency translation as a result of the strengthening of the U.S. dollar against the euro and the collection of business interruption insurance proceeds related to the prior-year earthquake and tsunami in Japan.

The increase in selling, general, administrative and other costs was driven by marketing for resort expansion and new guest offerings and labor and other cost inflation.

Segment Operating Income

Segment operating income increased 22%, or $349 million, to $1.9 billion driven by increases at our domestic parks and resorts, Tokyo Disney Resort, Disney Cruise Line and Hong Kong Disneyland Resort, partially offset by a decrease at Disneyland Paris.

Studio Entertainment

Operating results for the Studio Entertainment segment are as follows:

	Year Ended		% Change Better / (Worse)
(in millions)	September 29, 2012	October 1, 2011 (1)
Revenues
Theatrical distribution	$1,470	$1,733	(15) %
Home entertainment	2,221	2,435	(9) %
Television distribution and other	2,134	2,183	(2) %

Total revenues	5,825	6,351	(8) %
Operating expenses	(2,908)	(3,253)	11%
Selling, general, administrative and other	(2,053)	(2,348)	13%
Depreciation and amortization	(142)	(132)	(8) %

Operating Income	$722	$618	17%

(1)	Certain reclassifications have been made to the amounts presented for fiscal 2011 and fiscal 2010 to conform to the fiscal 2012 presentation

Revenues

Lower theatrical distribution revenues were driven by fewer releases, partially offset by the strong performance of Marvel’s The Avengers.

Lower home entertainment revenue reflected a 12% decrease from a decline in unit sales reflecting lower catalog sales and the performance of the current-year titles. Significant titles in the current year included Marvel’s The Avengers and Cars 2 while the prior year included Toy Story 3 and Tangled. The decrease was partially offset by a 2% increase due to higher net effective pricing domestically which benefitted from a higher Blu-ray sales mix. Net effective pricing is the wholesale selling price adjusted for discounts, sales incentives and returns.

The decrease in television distribution and other revenue was driven by lower revenue share from the Consumer Products segment resulting from the prior-year performance of Cars merchandise. Television distribution revenue was comparable to the prior year as higher syndication sales in international markets was offset by lower sales in the domestic pay television market.

Cost and Expenses

Operating expenses included a decrease of $200 million in film cost amortization, from $1,885 million to $1,685 million, driven by lower home entertainment sales volume and a lower average production cost amortization rate for television distribution sales, partially offset by higher film cost write-downs. Operating expenses also include distribution costs and cost of goods sold which decreased $145 million from $1,368 million to $1,223 million driven by a decline in home entertainment sales volume and fewer theatrical titles in release.

The decrease in selling, general, administrative and other costs was primarily due to lower marketing expenses at our theatrical and home entertainment businesses driven by fewer major releases in the current year.

Segment Operating Income

Segment operating income increased 17% to $722 million primarily due to improved results at our domestic theatrical and television distribution businesses, partially offset by higher film cost write-downs in the current year.

Restructuring and impairment charges

The Company recorded charges of $18 million, $33 million and $151 million related to Studio Entertainment for fiscal years 2012, 2011 and 2010, respectively. The charges in fiscal 2012 were primarily due to an impairment of an intellectual property intangible asset. The charges in fiscal 2011 were primarily for severance and related costs. The charges in fiscal 2010 were primarily for the closure of a production facility, the write-offs of capitalized costs related to abandoned film projects, and severance costs. These charges were reported in “Restructuring and impairment charges” in the Consolidated Statements of Income.

Consumer Products

Operating results for the Consumer Products segment are as follows:

	Year Ended		% Change Better / (Worse)
(in millions)	September 29, 2012	October 1, 2011
Revenues
Licensing and publishing	$2,056	$1,933	6%
Retail and other	1,196	1,116	7%

Total revenues	3,252	3,049	7%
Operating expenses	(1,384)	(1,334)	(4) %
Selling, general, administrative and other	(816)	(794)	(3) %
Depreciation and amortization	(115)	(105)	(10) %

Operating Income	$937	$816	15%

Revenues

The 6% increase in licensing and publishing revenue reflected a decreased revenue share with Studio Entertainment due to lower revenues from Cars merchandise, higher performance of Spider-Man, Minnie and Mickey and Avengers merchandise and higher recognition of minimum guarantees.

The 7% increase in retail and other revenue reflected growth at our retail business driven by new stores in North America and Europe, increased online sales due to promotional events, and higher comparable store sales in North America. These increases were partially offset by lower comparable store sales in Europe.

Costs and Expenses

Operating expenses included an increase of $26 million in cost of goods sold, from $567 million to $593 million, driven by increased sales volume at our retail business. Operating expenses also increased 1% due to higher distribution costs driven by higher third-party royalties and 1% due to higher labor and occupancy costs driven by the expansion of the Disney English business in China and new retail stores in North America and Europe.

The increase in selling, general, administrative and other expenses was driven by higher marketing and promotions expense.

Segment Operating Income

Segment operating income increased 15% to $937 million due to increases at our licensing and retail businesses.

Restructuring and impairment charges

The Company recorded charges totaling $34 million and $16 million related to Consumer Products for fiscal years 2012 and 2010, respectively. The charges in fiscal 2012 and 2010 were primarily due to severance costs which were reported in “Restructuring and impairment charges” in the Consolidated Statements of Income.

Interactive

Operating results for the Interactive segment are as follows:

	Year Ended		% Change Better / (Worse)
(in millions)	September 29, 2012	October 1, 2011 (1)
Revenues
Game sales and subscriptions	$613	$768	(20) %
Advertising and other	232	214	8%

Total revenues	845	982	(14) %
Operating expenses	(583)	(675)	14%
Selling, general, administrative and other	(429)	(561)	24%
Depreciation and amortization	(49)	(54)	9%

Operating Loss	$(216)	$(308)	30%

(1)	Certain reclassifications have been made to the amounts presented for fiscal 2011 and fiscal 2010 to conform to the fiscal 2012 presentation

Revenues

The decrease in game sales and subscriptions revenue reflected a 29% decrease from lower console game unit sales and a 8% decrease from lower net effective pricing of console games reflecting the strong performance of Lego Pirates of the Caribbean, Cars 2 and Epic Mickey in the prior-year period. The decrease was partially offset by an 11% increase from higher social games revenue reflecting improved title performance in the current period and lower acquisition accounting impacts.

Higher advertising and other revenue was driven by an increase at our mobile phone service in Japan which included a benefit from higher rates.

Costs and Expenses

Operating expenses included a $21 million decrease in product development costs from $352 million to $331 million driven by decreased console game development. Operating expenses also include cost of sales, which decreased by $71 million from $323 million to $252 million driven by lower console game sales volume, partially offset by an increase at social games associated with revenue growth.

The decrease in selling, general, administrative and other costs was primarily due to lower marketing costs at our console games business driven by fewer releases in the current period, lower acquisition accounting expenses at our social games business, and higher cost allocations to other Company businesses related to website design and maintenance and online revenues.

Segment Operating Loss

Segment operating loss decreased 30% to $216 million driven by improved results at our social games and online businesses partially offset by a decrease at our console games business.

Restructuring and impairment charges

The Company recorded charges totaling $21 million, $22 million and $2 million related to Interactive for fiscal years 2012, 2011 and 2010, respectively which were primarily for severance costs. These charges were reported in “Restructuring and impairment charges” in the Consolidated Statements of Income.

NON-SEGMENT ITEMS – 2012 vs. 2011

Corporate and Unallocated Shared Expenses

Corporate and unallocated shared expenses increased 3%, from $459 million to $474 million due to higher compensation related costs and charitable contributions.

Net Interest Expense

Net interest expense is detailed below:

(in millions)	2012	2011	% Change Better/(Worse)
Interest expense	$ (472)	$ (435)	(9)%
Interest and investment income	103	92	12%

Net interest expense	$ (369)	$ (343)	(8)%

The increase in interest expense reflected higher average debt balances, partially offset by lower effective interest rates.

Effective Income Tax Rate

	2012	2011	Change Better/(Worse)
Effective income tax rate	33.3%	34.6%	1.3 ppt

The effective tax rate decreased 1.3 percentage points for the year due to the impact in the prior-year of the gain on the sale of Miramax and an increase in earnings from foreign operations subject to tax at rates lower than the federal statutory income tax rate. The book value of Miramax included non-deductible goodwill such that the taxable gain on the sale of Miramax resulted in tax expense that exceeded the book gain causing an increase in the prior-year effective tax rate. The decreases from the impacts of the Miramax gain and foreign earnings were partially offset by an increase due to the tax rate benefit in the prior-year related to an impairment charge. The prior-year impairment charge related to assets that had tax basis in excess of the book value resulting in a tax benefit that exceeded the pre-tax impairment charge causing a decrease in the prior-year effective tax rate.

Noncontrolling Interests

Net income attributable to noncontrolling interests for the year increased $40 million to $491 million due to improved operating results at ESPN and Hong Kong Disneyland Resort partially offset by lower operating results at Disneyland Paris including the impact of the DLP debt charge. The net income attributable to noncontrolling interests is determined on income after royalties, financing costs and income taxes.

PENSION AND POSTRETIREMENT MEDICAL BENEFIT COSTS

Pension and postretirement medical benefit plan costs affect results in all of our segments, with approximately one-half of these costs being borne by the Parks and Resorts segment. The Company recognized pension and postretirement medical benefit plan expenses of $626 million, $576 million, and $482 million for fiscal years 2012, 2011, and 2010, respectively. The increase in fiscal 2012 was driven by a decrease in the assumed discount rate used to measure the present value of plan obligations. The assumed discount rate reflects market rates for high-quality corporate bonds currently available and was determined by considering the average of pension yield curves constructed from a large population of high quality corporate bonds. The resulting discount rate reflects the matching of plan liability cash flows to the yield curves.

In fiscal 2013, we expect pension and postretirement medical costs to increase by approximately $66 million to $692 million, including $458 million of recognition of net actuarial losses, driven by a lower assumed discount rate. Pension and postretirement medical costs for fiscal 2012 included $340 million of net actuarial losses. The decrease in the discount rate also resulted in an increase in the underfunded status of our plans to $4.8 billion and an increase in unrecognized pension and postretirement medical expense to $5.1 billion ($3.2 billion after tax) as of September 29, 2012. If our future investment returns do not exceed our long-term expected returns and/or discount rates do not increase, a significant portion of the unrecognized pension and postretirement medical costs will be recognized as a net actuarial loss in our income statement over approximately the next 8 years. See Note 10 to the Consolidated Financial Statements for further details of the impacts of our pension and postretirement medical plans on our financial statements. During fiscal 2012, the Company contributed $905 million to its pension and postretirement medical plans including discretionary contributions above the minimum requirements for pension plans. The Company currently expects pension and postretirement medical plan contributions in fiscal 2013 to total approximately $425 million to $475 million. Final minimum funding requirements for fiscal 2013 will be determined based on our January 1, 2013 funding actuarial valuation which will be available in late fiscal 2013. See “Item 1A – Risk Factors” for the impact of factors affecting pension and postretirement medical costs.

BUSINESS SEGMENT RESULTS – 2011 vs. 2010

Media Networks

Operating results for the Media Networks segment are as follows:

	Year Ended(1)		% Change Better / (Worse)
(in millions)	October 1, 2011	October 2, 2010
Revenues
Affiliate Fees	$8,837	$8,122	9%
Advertising	7,598	7,028	8%
Other	2,279	2,012	13%

Total revenues	18,714	17,162	9%
Operating expenses	(10,282)	(9,787)	(5) %
Selling, general, administrative and other	(2,633)	(2,459)	(7) %
Depreciation and amortization	(237)	(222)	(7) %
Equity in the income of investees	584	438	33%

Operating Income	$6,146	$5,132	20%

(1)	Certain reclassifications have been made to the numbers presented for fiscal 2011 and fiscal 2010 to conform to the fiscal 2012 presentation

Revenues

Affiliate Fee growth of 9% was driven by increases of 6% from higher contractual rates, 1% from favorable impacts of foreign currency translation, and 1% from subscriber growth at Cable Networks and an increase of 1% from Broadcasting due to new contractual provisions.

Higher advertising revenues were due to an increase of $471 million at Cable Networks from $3,051 million to $3,522 million and an increase of $99 million at Broadcasting from $3,977 million to $4,076 million. The increase at Cable Networks of 14% was due to higher rates. The increase at Broadcasting reflected increases of 6% due to higher ABC advertising rates, primarily in primetime, and 1% due to higher local television advertising, partially offset by a decrease of 4% due to lower ABC ratings primarily in primetime and daytime.

The increase in other revenues was driven by a change in the transfer pricing arrangement between Studio Entertainment and Media Networks for distribution of Media Networks home entertainment product and higher sales of Disney Channel programming, partially offset by lower sales of ABC Studios’ productions driven by no new seasons of Lost and Ghost Whisperer.

Costs and Expenses

Operating expenses include programming and production costs which increased $211 million from $8,549 million to $8,760 million. At Cable Networks, an increase in programming and production spending of $419 million was driven by higher sports rights costs due to the addition of college football programming including more Bowl Championship Series games some of which shifted from ABC, increased contractual costs for college and professional sports programming and more episodes of original programming at the Disney Channels, partially offset by the absence of programming costs for the FIFA World Cup which was broadcast in fiscal 2010. At Broadcasting, programming and production costs decreased $208 million reflecting lower news and daytime production costs due to cost savings initiatives, a lower cost mix of programming in primetime due to a shift of hours from original scripted programming to reality programming, a shift of college sports programming to ESPN and lower production cost amortization due to a decrease in sales of ABC Studios’ productions. Operating expenses also increased by 2% due to a change in the transfer pricing arrangement for distribution of Media Networks home entertainment product and increased by 1% resulting from headcount growth and labor cost inflation at ESPN.

The increase in selling, general and administrative and other costs and expenses was driven by higher marketing and sales costs, which included an increase due to the change in transfer pricing arrangement for distribution of Media Networks home entertainment product and higher marketing costs at ESPN.

Equity in the Income of Investees

Income from equity investees increased to $584 million in fiscal 2011 from $438 million in fiscal 2010 driven by an increase at AETN primarily due to a $58 million charge for our share of programming write-offs in fiscal 2010 and higher advertising and affiliate revenues in the current year, partially offset by higher marketing costs.

Segment Operating Income

Segment operating income increased 20%, or $1.0 billion, to $6.1 billion. The increase was primarily due to increases at ESPN, ABC, the worldwide Disney Channels, AETN and the owned television stations.

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

Revenues

Parks and Resorts revenues increased 10%, or $1.0 billion, to $11.8 billion due to an increase of $898 million at our domestic operations and an increase of $138 million at our international operations.

Revenue growth of 11% at our domestic operations reflected a 6% increase driven by higher average guest spending and a 3% increase due to volume driven by higher passenger cruise days as a result of the launch of the Disney Dream, in January 2011, and higher attendance. Higher guest spending was primarily due to higher average ticket prices, daily hotel room rates, and food, beverage, and merchandise spending.

Revenue growth of 6% at our international operations reflected a 4% increase due to higher average guest spending, a 3% increase driven by volume due to higher attendance and hotel occupancy, and a 3% favorable impact of foreign currency translation primarily as a result of the weakening of the U.S. dollar against the euro. These increases were partially offset by a 2% decrease due to the sale of a real estate property at Disneyland Paris in fiscal 2010 and a 1% decrease due to the temporary closure of the Tokyo Disney Resort following the March 2011 earthquake in Japan.

The following table presents supplemental attendance, per capita theme park guest spending, and hotel statistics:

	Domestic		International (2)		Total
	Fiscal Year 2011	Fiscal Year 2010	Fiscal Year 2011	Fiscal Year 2010	Fiscal Year 2011	Fiscal Year 2010
Parks
Increase/ (decrease)
Attendance	1%	(1) %	6%	1%	2%	(1) %
Per Capita Guest Spending	8%	3%	2%	2%	6%	3%
Hotels (1)
Occupancy	82%	82%	88%	85%	83%	82%
Available Room Nights (in thousands)	9,625	9,629	2,466	2,466	12,091	12,095
Per Room Guest Spending	$241	$224	$288	$273	$251	$234

(1)

Per room guest spending consists of the average daily hotel room rate as well as guest spending on food, beverages and merchandise at the hotels. Hotel statistics include rentals of Disney Vacation Club units.

(2)

Per capita guest spending and per room guest spending exclude the impact of foreign currency translation. The euro to U.S. dollar weighted average foreign currency exchange rate was $1.39 and $1.36 for fiscal 2011 and 2010, respectively.

Costs and Expenses

Operating expenses include operating labor which increased by $262 million from $3,278 million to $3,540 million driven by labor cost inflation and higher pension and postretirement medical expenses. Operating expenses also include cost of sales which increased $88 million from $1,110 million to $1,198 million driven by volume, partially offset by the absence of the costs related to a real estate sale at Disneyland Paris in fiscal 2010. Operating expenses also increased due to launch and operating costs in connection with the Disney Dream, enhancement and expansion costs, including new guest offerings at Disney California Adventure and investments in systems infrastructure, and costs for Aulani, which opened in August 2011. In addition, there was an unfavorable impact of foreign currency translation as a result of the weakening of the U.S. dollar against the euro.

The increase in selling, general, administrative and other costs and expenses was driven by higher marketing costs at our domestic parks and resorts, costs associated with the addition of the Disney Dream and Aulani, our new resort in Hawaii, and labor cost inflation.

Segment Operating Income

Segment operating income increased 18%, or $235 million, to $1.6 billion due to increases at our domestic parks and resorts and Hong Kong Disneyland Resort, partially offset by costs for Aulani and a decrease at Tokyo Disney Resort.

Studio Entertainment

Operating results for the Studio Entertainment segment are as follows:

	Year Ended(1)		% Change Better / (Worse)
(in millions)	October 1, 2011	October 2, 2010
Revenues
Theatrical distribution	$1,733	$2,050	(15) %
Home entertainment	2,435	2,666	(9) %
Television distribution and other	2,183	1,985	10%

Total revenues	6,351	6,701	(5) %
Operating expenses	(3,253)	(3,548)	8%
Selling, general, administrative and other	(2,348)	(2,371)	1%
Depreciation and amortization	(132)	(89)	(48) %

Operating Income	$618	$693	(11) %

(1)	Certain reclassifications have been made to the numbers presented for fiscal 2011 and fiscal 2010 to conform to the fiscal 2012 presentation

Revenues

The decrease in theatrical distribution revenue reflected the success of Toy Story 3, Alice in Wonderland and Iron Man 2 in fiscal 2010 compared to the performance of Pirates of the Caribbean: On Stranger Tides, Cars 2, Thor and Captain America in fiscal 2011.

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

The increase in television distribution and other revenues reflected 5% growth due to the inclusion of Marvel which was acquired at the end of the first quarter of fiscal 2010 and a 4% increase due to higher revenue share from the Consumer Products segment resulting from the strength of Cars merchandise.

Cost and Expenses

Operating expenses included a decrease of $257 million in film cost amortization, from $2,142 million to $1,885 million, driven by lower film cost write-downs. Operating expenses also include cost of sales and distribution expenses which decreased $38 million from $1,406 million to $1,368 million driven by the change in the transfer pricing arrangement between Studio Entertainment and Media Networks for distribution of Media Networks home entertainment product.

Selling, general, administrative and other costs were essentially flat as higher marketing for Marvel titles and an increase in technology infrastructure spending were largely offset by lower theatrical pre-release marketing expense and the change in the transfer pricing arrangement with Media Networks for home entertainment product.

The increase in depreciation and amortization was driven by higher amortization of intangible assets related to certain Marvel film properties.

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

Revenues

The increase in licensing and publishing revenue reflected a 6% increase driven by the strong performance of Cars, Tangled and Toy Story merchandise and a 8% increase due to higher revenue from Marvel properties. Higher revenues from Marvel properties reflected the impact of acquisition accounting which reduced revenue recognition in fiscal 2010 as well as a full year of operations as Marvel was acquired at the end of the first quarter of fiscal 2010. These increases were partially offset by a 5% decrease due to a higher revenue share to the Studio Entertainment segment resulting from the strength of Cars merchandise.

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

The increase in selling, general, administrative and other costs was driven by an unfavorable impact from foreign currency translation as a result of the weakening of the U.S. dollar against foreign currencies, primarily the euro, the inclusion of a full year of operations for Marvel and various promotional initiatives across multiple businesses.

The increase in depreciation and amortization was due to a full year of amortization of intangible assets for Marvel and an increase at the Disney Stores due to new stores and remodels.

Segment Operating Income

Segment operating income increased 21%, or $139 million, to $816 million primarily due to increases in our Merchandise Licensing and North American retail businesses.

Interactive

Operating results for the Interactive segment are as follows:

	Year Ended(1)		% Change Better / (Worse)
(in millions)	October 1, 2011	October 2, 2010
Revenues
Game sales and subscriptions	$768	$563	36%
Advertising and other	214	198	8%

Total revenues	982	761	29%
Operating expenses	(675)	(554)	(22) %
Selling, general, administrative and other	(561)	(398)	(41) %
Depreciation and amortization	(54)	(43)	(26) %

Operating Loss	$(308)	$(234)	(32) %

(1)	Certain reclassifications have been made to the numbers presented for fiscal 2011 and fiscal 2010 to conform to the fiscal 2012 presentation

Revenues

Game sales and subscriptions revenue growth reflected a 12% increase due to higher console game unit sales and a 10% increase due to higher net effective pricing of console games, reflecting the strong performance of Epic Mickey and Lego Pirates of the Caribbean and a shift in sales from catalog titles to new releases. Additionally, the inclusion of Playdom for a full year compared to one month in fiscal 2010 resulted in a 10% increase in game sales and subscription revenues.

Higher advertising and other revenue was driven by our mobile phone service in Japan.

Costs and Expenses

Operating expense included a $44 million increase in product development expense from $308 million to $352 million primarily due to the inclusion of Playdom for a full year. Operating expenses also included a 14% increase due to higher cost of sales driven by fees paid to the developer of Lego Pirates of the Caribbean and higher console game unit sales.

The increase in selling, general, administrative and other costs was primarily due to the inclusion of Playdom for a full year, including the impact of acquisition accounting.

Segment Operating Loss

Segment operating loss was $308 million compared to $234 million in fiscal 2010 as an improvement at our console game business was more than offset by the inclusion of Playdom for a full year, including the impact of acquisition accounting.

NON-SEGMENT ITEMS – 2011 vs. 2010

Corporate and Unallocated Shared Expenses

Corporate and unallocated shared expenses increased 9%, from $420 million to $459 million, primarily due to the timing of expenses and compensation related costs.

Net Interest Expense

Net interest expense is detailed below:

(in millions)	2011	2010	% Change Better/(Worse)
Interest expense	$(435)	$(456)	5%
Interest and investment income	92	47	96%

Net interest expense	$(343)	$(409)	16%

The decrease in interest expense for fiscal 2011 reflected lower effective interest rates.

The increase in interest and investment income for fiscal 2011 was driven by gains on sales of investments.

Effective Income Tax Rate

	2011	2010	Change Better/(Worse)
Effective income tax rate	34.6%	34.9%	0.3 ppt

The effective tax rate decreased 0.3 percentage points for the year as a prior year charge related to health care reform legislation and a current year benefit from an increase in the domestic production deduction rate were largely offset by a decrease in favorable resolutions of prior-year tax matters. During fiscal 2010, the Company recorded a $72 million charge related to the enactment of health care reform legislation in March 2010. Under this legislation the Company’s deductions for retiree prescription drug benefits will generally be reduced by the amount of Medicare Part D drug subsidies received beginning in fiscal year 2014. Under applicable accounting rules, the Company was required to reduce its existing deferred tax asset, which was established for the future deductibility of retiree prescription drug benefit costs, to reflect the lost deductions. The reduction was recorded as a charge to earnings in the period the legislation was enacted.

Noncontrolling Interests

Net income attributable to noncontrolling interests for the year increased $101 million to $451 million due to improved operating results at ESPN and Hong Kong Disneyland Resort. The net income attributable to noncontrolling interests is determined on income after royalties, financing costs and income taxes.

LIQUIDITY AND CAPITAL RESOURCES

The change in cash and cash equivalents is as follows:

(in millions)	2012	2011	2010
Cash provided by operations	$7,966	$6,994	$6,578
Cash used by investing activities	(4,759)	(3,286)	(4,523)
Cash used by financing activities	(2,985)	(3,233)	(2,663)
Impact of exchange rates on cash and cash equivalents	(20)	(12)	(87)

Increase/(decrease) in cash and cash equivalents	$202	$463	$(695)

Operating Activities

Cash provided by operating activities for fiscal 2012 increased 14% or $1.0 billion to $8.0 billion as compared to fiscal 2011. The increase was primarily due to higher net operating cash receipts driven by higher revenues at our Parks and Resorts, Media Networks and Consumer Products businesses and lower operating cash payments at Studio Entertainment driven by lower cost of goods sold and distribution costs. These cash flow increases were partially offset by higher operating cash payments at Parks and Resorts, lower revenues at Studio Entertainment and higher interest and income tax payments. The increase in cash payments at Parks and Resorts was driven by labor cost inflation and costs for resort expansion and new guest offerings. The increase in interest payments was primarily due to the payment of previously accrued interest on Disneyland Paris borrowings.

Cash provided by operating activities for fiscal 2011 increased 6% or $416 million to $7.0 billion as compared to fiscal 2010. The increase was primarily due to higher operating cash receipts driven by higher revenues at our Media Networks, Parks and Resorts, Consumer Products and Interactive businesses, partially offset by lower revenues at our Studio Entertainment business. These increases were partially offset by higher cash payments at Corporate and at our Media Networks, Parks and Resorts, Interactive, and Consumer Products businesses, partially offset by a decrease in cash payments at our Studio Entertainment business. The increase in cash payments at Corporate was driven by higher contributions to our pension plans, while the increase at Media Networks was primarily due to higher investment in television programming and production. The increase in cash payments at Parks and Resorts was driven by labor cost inflation, higher promotional and operating costs from the January 2011 launch of our new cruise ship, the Disney Dream, and higher marketing and sales expenses and expansion costs for Disney California Adventure at Disneyland Resort. The increase in cash payments at Interactive reflects the inclusion of Playdom, while the increase in cash payments at Consumer Products was primarily due to the acquisitions of The Disney Store Japan and Marvel. The decrease in cash payments at Studio Entertainment was driven by lower film production spending.

Depreciation expense is as follows:

(in millions)	2012	2011	2010
Media Networks
Cable Networks	$141	$134	$118
Broadcasting	100	95	95

Total Media Networks	241	229	213

Parks and Resorts
Domestic	927	842	807
International	314	323	332

Total Parks and Resorts	1,241	1,165	1,139

Studio Entertainment	48	53	56
Consumer Products	55	48	33
Interactive	17	16	19
Corporate	182	148	142

Total depreciation expense	$1,784	$1,659	$1,602

Amortization of intangible assets is as follows:

(in millions)	2012	2011	2010
Media Networks	$17	$8	$9
Parks and Resorts	–	–	–
Studio Entertainment	94	79	33
Consumer Products	60	57	45
Interactive	32	38	24
Corporate	–	–	–

Total amortization of intangible assets	$203	$182	$111

The Company’s Studio Entertainment and Media Networks segments incur costs to acquire and produce television and feature film programming. Film and television production costs include all internally produced content such as live-action and animated feature films, animated direct-to-video programming, television series, television specials, theatrical stage plays or other similar product. Programming costs include film or television product licensed for a specific period from third parties for airing on the Company’s broadcast, cable networks, and television stations. Programming assets are generally recorded when the programming becomes available to us with a corresponding increase in programming liabilities. Accordingly, we analyze our programming assets net of the related liability.

The Company’s film and television production and programming activity for fiscal years 2012, 2011 and 2010 are as follows:

(in millions)	2012	2011	2010
Beginning balances:
Production and programming assets	$5,031	$5,451	$5,756
Programming liabilities	(866)	(990)	(1,193)

	4,165	4,461	4,563

Spending:
Film and television production	3,385	3,184	3,370
Broadcast programming	4,763	4,588	4,316

	8,148	7,772	7,686

Amortization:
Film and television production	(3,330)	(3,521)	(3,593)
Broadcast programming	(4,766)	(4,583)	(4,331)

	(8,096)	(8,104)	(7,924)

Change in film and television production and programming costs	52	(332)	(238)

Other non-cash activity	188	36	136

Ending balances:
Production and programming assets	5,217	5,031	5,451
Programming liabilities	(812)	(866)	(990)

	$4,405	$4,165	$4,461

Investing Activities

Investing activities consist principally of investments in parks, resorts, and other property and acquisition and divestiture activity. The Company’s investments in parks, resorts and other property for fiscal years 2012, 2011, and 2010 are as follows:

(in millions)	2012	2011	2010
Media Networks
Cable Networks	$170	$179	$132
Broadcasting	85	128	92
Parks and Resorts
Domestic	2,242	2,294	1,295
International	641	429	238
Studio Entertainment	79	118	102
Consumer Products	69	115	97
Interactive	27	21	17
Corporate	471	275	137

	$3,784	$3,559	$2,110

Capital expenditures for the Parks and Resorts segment are principally for theme park and resort expansion, new rides and attractions, cruise ships, recurring capital and capital improvements, and systems infrastructure. The increase in capital expenditures at domestic and international parks and resorts in fiscal 2012 compared to fiscal 2011 was driven by resort expansion and new guest offerings at Walt Disney World Resort and construction costs at Shanghai Disney Resort, partially offset by reduced expenditures at Disneyland Resort. The increase in capital expenditures at domestic and international parks and resorts in fiscal 2011 compared to fiscal 2010 reflected the final payment on our new cruise ship, the Disney Dream, theme park and resort expansions and new guest offerings at Walt Disney World Resort and Hong Kong Disneyland Resort and the development of Shanghai Disney Resort.

Capital expenditures at Media Networks primarily reflect investments in facilities and equipment for expanding and upgrading broadcast centers, production facilities, and television station facilities.

Capital expenditures at Corporate primarily reflect investments in corporate facilities and information technology infrastructure. The increases in fiscal 2012 and 2011 were driven by investments in corporate facilities and information technology infrastructure.

Other Investing Activities

During fiscal 2012, acquisitions totaled $1.0 billion primarily due to the acquisition of an incremental 43% interest in UTV and a 49% interest in Seven TV network in Russia. We also made a $300 million equity contribution to AETN.

During fiscal 2011, we received proceeds from dispositions of $564 million primarily from the sale of Miramax and invested $184 million for acquisitions which included additional payments related to the acquisition of Playdom, Inc. (See Note 3 to the Consolidated Financial Statements).

During fiscal 2010, cash used for acquisitions totaled $2.5 billion and included the acquisitions of Marvel Entertainment, Inc. and Playdom, Inc., and we received net proceeds totaling $170 million from the sale of our investments in two television services in Europe and the sale of the rights and assets related to the Power Rangers property.

Financing Activities

Cash used by financing activities in fiscal 2012 was $3.0 billion compared to $3.2 billion in fiscal 2011. The net use of cash in the current year was driven by repurchases of common stock and dividend payments totaling $4.1 billion, partially offset by proceeds from exercises of stock options of $1.0 billion and net borrowings of $0.4 billion. The decrease in cash used by financing activities of $0.2 billion compared to the prior year was primarily due to a decrease of $1.7 billion in repurchases of common stock and dividend payments, partially offset by $1.2 billion less net borrowings and $0.1 billion lower proceeds from stock options.

Cash used by financing activities in fiscal 2011 was $3.2 billion compared to $2.7 billion in fiscal 2010. The net use of cash in fiscal 2011 was driven by repurchases of common stock and dividend payments totaling $5.7 billion, partially offset by net borrowings of $1.6 billion and proceeds from exercises of stock options of $1.1 billion. The increase in cash used by financing activities of $0.6 billion compared to fiscal 2010 was primarily due to an increase of $2.4 billion in repurchases of common stock and dividend payments, partially offset by $1.8 billion more net borrowings.

During the year ended September 29, 2012, the Company’s borrowing activity was as follows:

(in millions)	October 1, 2011	Additions	Payments	Other Activity	September 29, 2012
Commercial paper borrowings	$1,583	$467	$–	$–	$2,050
U.S. medium-term notes	8,400	2,977	(1,268)	8	10,117
European medium-term notes and other foreign currency denominated borrowings (1)	1,111	800	(842)	246	1,315
Other	572	2	(82)	70	562
Disneyland Paris borrowings (2)	1,981	–	(1,897)	(84)	–
Hong Kong Disneyland borrowings (3)	330	–	–	(63)	267

Total	$13,977	$4,246	$(4,089)	$177	$14,311

(1)	The other activity is primarily borrowings assumed in the acquisition of UTV.
(2)	The other activity is primarily the impact of foreign currency translation as a result of the strengthening of the U.S. dollar against the euro.
(3)

The other activity is primarily due to the conversion of a portion of the HKSAR’s loan to equity pursuant to the capital realignment and expansion plan (See Note 6 to the Consolidated Financial Statements).

The Company’s bank facilities are as follows:

(in millions)	Committed Capacity	Capacity Used	Unused Capacity
Bank facilities expiring February 2015	$2,250	$–	$2,250
Bank facilities expiring February 2017	2,250	–	2,250

Total	$4,500	$–	$4,500

In June 2012, the Company entered into a new five-year $2.25 billion bank facility with a syndicate of lenders which expires 2017. This facility replaced an existing three-year $2.25 billion facility which was scheduled to expire in 2013, and in combination with the existing $2.25 billion facility that matures in 2015, is used to support commercial paper borrowings. These bank facilities allow for borrowings at LIBOR-based rates plus a spread, which depends on the Company’s public debt rating and can range from 0.26% to 1.93%. The Company also has the ability to issue up to $800 million of letters of credit under the facility expiring in February 2015, which if utilized, reduces available borrowings under this facility. As of September 29, 2012, $258 million of letters of credit had been issued of which none were issued under this facility.

The Company may use commercial paper borrowings up to the amount of its unused bank facilities, in conjunction with term debt issuance and operating cash flow, to retire or refinance other borrowings before or as they come due.

The Company paid a $0.60 per share dividend ($1.1 billion) during the second quarter of fiscal 2012 related to fiscal 2011. The Company paid a $0.40 per share dividend ($756 million) during the second quarter of fiscal 2011 related to fiscal 2010, and paid a $0.35 per share dividend ($653 million) during the second quarter of fiscal 2010 related to fiscal 2009. As of the filing date of this report, the Board of Directors had not yet declared a dividend related to fiscal 2012.

During fiscal 2012, the Company repurchased 72 million shares of Disney common stock for $3.0 billion. During fiscal 2011, the Company repurchased 135 million shares of Disney common stock for $5.0 billion. During fiscal 2010, the Company repurchased 80 million shares of Disney common stock for $2.7 billion. As of September 29, 2012, the Company had remaining authorization in place to repurchase 232 million additional shares.

We believe that the Company’s financial condition is strong and that its cash balances, other liquid assets, operating cash flows, access to debt and equity capital markets and borrowing capacity, taken together, provide adequate resources to fund ongoing operating requirements and future capital expenditures related to the expansion of existing businesses and development of new projects. However, the Company’s operating cash flow and access to the capital markets can be impacted by macroeconomic factors outside of its control. See “Item 1A – Risk Factors”. In addition to macroeconomic factors, the Company’s borrowing costs can be impacted by short- and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on the Company’s performance as measured by certain credit metrics such as interest coverage and leverage ratios. As of September 29, 2012, Moody’s Investors Service’s long- and short-term debt ratings for the Company were A2 and P-1, respectively, with stable outlook; Standard & Poor’s long- and short-term debt ratings for the Company were A and A-1, respectively, with stable outlook; and Fitch’s long- and short-term debt ratings for the Company were A and F-1, respectively, with stable outlook. The Company’s bank facilities contain only one financial covenant, relating to interest coverage, which the Company met on September 29, 2012, by a significant margin. The Company’s bank facilities also specifically exclude certain entities, such as Disneyland Paris, Hong Kong Disneyland Resort and Shanghai Disney Resort, from any representations, covenants or events of default.

In September 2012, the Company provided €1.3 billion of financing to ED which ED used to repay its outstanding third-party bank debt. The repayment eliminated certain financial and operating covenants, notably those related to capital expenditure limitations and the payment of royalties and management fees due to the Company. There was no net increase in consolidated borrowings for the Company as a result of the refinancing.

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

The following table summarizes our significant contractual obligations and commitments on an undiscounted basis at September 29, 2012 and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal and interest payments on outstanding borrowings. Additional details regarding these obligations are provided in the Notes to the Consolidated Financial Statements, as referenced in the table:

	Payments Due by Period
(in millions)	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Borrowings (Note 8) (1)	$18,586	$4,025	$3,376	$3,787	$7,398
Operating lease commitments (Note 14)	2,323	471	673	388	791
Capital lease obligations (Note 14)	760	61	114	56	529

Sports programming commitments (Note 14)	40,664	3,708	8,805	7,618	20,533
Broadcast programming commitments (Note 14)	2,116	1,090	544	402	80

Total sports and other broadcast programming commitments	42,780	4,798	9,349	8,020	20,613
Other(2)	4,615	2,168	1,129	351	967

Total contractual obligations (3)	$69,064	$11,523	$14,641	$12,602	$30,298

(1)

Amounts exclude market value adjustments totaling $296 million, which are recorded in the balance sheet. Amounts include interest payments based on contractual terms for fixed rate debt, and on current interest rates for variable rate debt.

(2)

Other commitments primarily comprise contractual commitments for creative talent and employment agreements and unrecognized tax benefits. Creative talent and employment agreements include obligations to actors, producers, sports, television and radio personalities and executives.

(3)	Contractual commitments include the following:

Liabilities recorded on the balance sheet	$15,968
Commitments not recorded on the balance sheet	53,096

$69,064

The Company also has obligations with respect to its pension and postretirement medical benefit plans. See Note 10 to the Consolidated Financial Statements.

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

Legal and Tax Matters

As disclosed in Notes 9 and 14 to the Consolidated Financial Statements, the Company has exposure for certain legal and tax matters.

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

Film and Television Revenues and Costs

We expense film and television production, participation and residual costs over the applicable product life cycle based upon the ratio of the current period’s revenues to the estimated remaining total revenues (Ultimate Revenues) for each production. If our estimate of Ultimate Revenues decreases, amortization of film and television costs may be accelerated. Conversely, if our estimates of Ultimate Revenues increase, film and television cost amortization may be slowed. For film productions, Ultimate Revenues include revenues from all sources that will be earned within ten years from the date of the initial theatrical release. For television series, Ultimate Revenues include revenues that will be earned within ten years from delivery of the first episode, or if still in production, five years from delivery of the most recent episode, if later.

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

Costs of film and television productions are subject to regular recoverability assessments which compare the estimated fair values with the unamortized costs. The net realizable values of television broadcast program licenses and rights are reviewed using a daypart methodology. A daypart is defined as an aggregation of programs broadcast during a particular time of day or programs of a similar type. The Company’s dayparts are: primetime, daytime, late night, news, and sports (includes network and cable). The net realizable values of other cable programming assets are reviewed on an aggregated basis for each cable channel. Individual programs are written-off when there are no plans to air or sublicense the program. Estimated values are based upon assumptions about future demand and market conditions. If actual demand or market conditions are less favorable than our projections, film, television and programming cost write-downs may be required.

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

We recognize revenues from advance theme park ticket sales when the tickets are used. For non-expiring, multi-day tickets, revenues are recognized over a five-year time period based on estimated usage, which is derived from historical usage patterns. If actual usage is different than our estimated usage, revenues may not be recognized in the periods the related services are rendered. In addition, a change in usage patterns would impact the timing of revenue recognition.

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

The discount rate enables us to state expected future cash payments for benefits as a present value on the measurement date. A lower discount rate increases the present value of benefit obligations and increases pension expense. The guideline for setting this rate is a high-quality long-term corporate bond rate. We decreased our discount rate to 3.85% at the end of fiscal 2012 from 4.75% at the end of fiscal 2011 to reflect market interest rate conditions at our September 29, 2012 measurement date. This decrease in the discount rate will affect net periodic pension and postretirement medical expense (benefit expense) in fiscal 2013. The assumed discount rate reflects market rates for high-quality corporate bonds currently available. The Company’s discount rate was determined by considering the average of pension yield curves constructed of a large population of high quality corporate bonds. The resulting discount rate reflects the matching of plan liability cash flows to the yield curves. A one percentage point decrease in the assumed discount rate would increase total benefit expense for fiscal 2013 by $265 million and would increase the projected benefit obligation at September 29, 2012 by $2.3 billion, respectively. A one percentage point increase in the assumed discount rate would decrease total benefit expense and the projected benefit obligation by $226 million and $2.0 billion, respectively.

To determine the expected long-term rate of return on the plan assets, we consider the current and expected asset allocation, as well as historical and expected returns on each plan asset class. A lower expected rate of return on pension plan assets will increase pension expense. Our long-term expected return on plan assets was 7.75% for both of the 2012 and 2011 actuarial valuations. A one percentage point change in the long-term asset return assumption would impact fiscal 2013 annual benefit expense by approximately $82 million.

See Note 10 to the Consolidated Financial Statements for more information on our pension and postretirement medical plans.

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

To determine the fair value of our reporting units, we generally use a present value technique (discounted cash flow) corroborated by market multiples when available and as appropriate. We apply what we believe to be the most appropriate valuation methodology for each of our reporting units. The discounted cash flow analyses are sensitive to our estimates of future revenue growth and margins for these businesses. We include in the projected cash flows an estimate of the revenue we believe the reporting unit would receive if the intellectual property developed by the reporting unit that is being used by other reporting units was licensed to an unrelated third-party at its fair market value. These amounts are not necessarily the same as those included in segment operating results. We believe our estimates of fair value are consistent with how a marketplace participant would value our reporting units.

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

During fiscal years 2012, 2011 and 2010, the Company tested its goodwill and other intangible assets, investments and long-lived assets for impairment, and the impairment charges recorded were not material.

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

VAR on a combined basis increased to $79 million at September 29, 2012 from $58 million at October 1, 2011. The increase in VAR primarily reflected an increase in foreign exchange exposures and greater sensitivity to interest rates in our fixed rate debt portfolio.

The estimated maximum potential one-day loss in fair value, calculated using the VAR model, is as follows (unaudited, in millions):

Fiscal Year 2012	Interest Rate Sensitive Financial Instruments	Currency Sensitive Financial Instruments	Equity Sensitive Financial Instruments	Combined Portfolio
Year end VAR	$44	$47	$3	$79
Average VAR	$46	$33	$4	$70
Highest VAR	$51	$47	$6	$79
Lowest VAR	$40	$22	$3	$65
Beginning of year VAR (year end fiscal 2011)	$34	$27	$7	$58

The VAR for Disneyland Paris and Hong Kong Disneyland Resort is immaterial as of September 29, 2012 and accordingly, has been excluded from the above table.

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

Based on their evaluation as of September 29, 2012, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

Management’s Report on Internal Control Over Financial Reporting

Management’s report set forth on page 63 is incorporated herein by reference.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the fourth quarter of the fiscal year ended September 29, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

Employment Agreements

The Company has entered into new employment agreements with Ms. Mary Jayne Parker and Mr. Kevin Mayer, pursuant to which each has agreed to extend the term of his/her employment with the Company.

The new employment agreement for Ms. Parker (the “Parker Agreement”) was entered into on November 16, 2012 and has a stated term commencing as of September 1, 2012 and ending on January 31, 2017. The Parker Agreement took effect as of the termination of the employment agreement Ms. Parker entered into with the Company in 2009, which expired by its terms on August 31, 2012.

Under the Parker Agreement, Ms. Parker continues to serve as the Executive Vice President, Chief Human Resources Officer of the Company. The Parker Agreement provides that Ms. Parker will receive an annual salary of $700,000, commencing as of January 1, 2013, and that for each year thereafter the annual salary for Ms. Parker will be determined by the Company in its sole discretion but shall not be less than $700,000. The Parker Agreement provides that Ms. Parker is also eligible for an annual, performance-based bonus under the Company’s applicable annual incentive plan (currently, the Company’s Management Incentive Bonus Program) and that the Compensation Committee will set a target bonus each year of not less 125% of the annual base salary for Ms. Parker in effect at the end of the preceding fiscal year. The actual amount payable to Ms. Parker as an annual bonus will be dependent upon the achievement of performance objectives, which will be substantially the same as the objectives established under the plan for other executive officers of the Company. Depending on performance, the actual amount payable as an annual bonus to Ms. Parker may be less than, greater than or equal to the stated target bonus (and could be zero).

The new employment agreement for Mr. Mayer (the “Mayer Agreement”) was entered into on November 16, 2012 and has a stated term commencing as of October 1, 2012 and ending on January 31, 2017. The Mayer Agreement took effect as of the termination of the employment agreement Mr. Mayer entered into with the Company in 2008, which expired by its terms on September 30, 2012.

Under the Mayer Agreement, Mr. Mayer continues to serve as the Executive Vice President, Corporate Strategy and Business Development of the Company. The Mayer Agreement provides that Mr. Mayer will receive an annual salary of $900,000, commencing as of January 1, 2013, and that for each year thereafter the annual salary for Mr. Mayer will be determined by the Company in its sole discretion but shall not be less than $900,000. The Mayer Agreement provides that Mr. Mayer is also eligible for an annual, performance-based bonus under the Company’s applicable annual incentive plan (currently, the Company’s Management Incentive Bonus Program) and that the Compensation Committee will set a target bonus each year of not less 125% of the annual base salary for Mr. Mayer in effect at the end of the preceding fiscal year. The actual amount payable to Mr. Mayer as an annual bonus will be dependent upon the achievement of performance objectives, which will be substantially the same as the objectives established under the plan for other executive officers of the Company. Depending on performance, the actual amount payable as an annual bonus to Mr. Mayer may be less than, greater than or equal to the stated target bonus (and could be zero).

As to both Ms. Parker and Mr. Mayer (in each case, the “Executive”), the Agreements also provide that the Executive is entitled to participate in the Company’s equity-based long-term incentive plans and programs generally made available to executive officers of the Company and that for each fiscal year during the term of the Agreement, Executive will be granted a long-term incentive award having a target value of not less than two times his/her annual base salary at the end of the preceding fiscal year. These awards will be subject to substantially the same terms and conditions (including vesting and performance conditions) as will be established for other executive officers of the Company in accordance with the Board’s policies for the grant of equity-based awards, as in effect at the time of the award, and do not guarantee the Executive any minimum amount of compensation. The actual amounts payable to Executive in respect of such opportunities will be determined based on the extent to which any performance conditions and/or service conditions applicable to such awards are satisfied and on the value of the Company’s stock. Accordingly, the Executive may receive compensation in respect of any such award that is greater or less than the stated target value, depending on whether, and to what extent, the applicable performance and other conditions are satisfied, and on the value of the Company’s stock.

Under both the Parker and Mayer Agreements, the Executive is entitled to participate in employee benefits and perquisites generally made available to executive officers of the Company.

Under each Agreement, the Executive’s employment may be terminated by the Company for “cause,” which is defined to include gross negligence, gross misconduct, willful nonfeasance or a willful material breach of the Agreement.

Each Executive has the right to terminate his/her employment for “good reason,” which is defined as (i) a reduction in any of the Executive’s base salary, annual target bonus opportunity or annual target long-term incentive award opportunity;

(ii) removal from the Executive’s position (in Ms. Parker’s case, Executive Vice President, Chief Human Resources Officer and in Mr. Mayer’s case, Executive Vice President, Corporate Strategy and Business Development); (iii) a material reduction in the Executive’s duties and responsibilities; (iv) the assignment to Executive of duties that are materially inconsistent with his/her position or duties or that materially impair his/her ability to function in his/her current position or any other position in which he/she is then serving; (vi) relocation of Executive’s principal office to a location that is more than 50 miles outside of the greater Los Angeles area; or (vii) a material breach of any material provision of the Agreement by the Company. Following a change in control of the Company, as defined in the Company’s stock plans, good reason also includes any event that is a triggering event as defined in the plans. A triggering event is defined to include a termination of employment by the Company other than for “cause” or a termination of employment by the participant following a reduction in position, pay or other “constructive termination.”

Under each Agreement, in the event that the Executive’s employment is terminated by the Company without “cause” or by the Executive for “good reason,” the Executive will be entitled to termination benefits, which include the following: (i) a lump sum payment of the base salary that would have been payable over the remaining term of the Agreement, (ii) a pro-rated bonus for the year of termination (any prior-year bonus not yet paid at time of termination is also paid), and (iii) the Executive’s outstanding unvested stock options and outstanding unvested restricted stock unit awards that could vest in accordance with their scheduled vesting provisions if the Executive’s employment had continued through the remaining term of the Agreement will be eligible to vest at the same time and subject to the same performance conditions as though the Executive continued in the Company’s employ, and all stock options, whether vested on date of termination or vesting thereafter as described above, shall vest and remain exercisable to the same extent as if the Executive’s employment had continued through the term of the Agreement. However, each Agreement provides that, unless necessary to preserve the tax deductibility of the compensation payable in respect of restricted stock units, the Company will waive any performance conditions related to performance in future fiscal years that were imposed primarily to permit the Company to claim a tax deduction for the compensation payable in respect of such units.

To qualify for the foregoing cash severance benefit, pro-rated bonus (and prior-year bonus, if not already paid), opportunity to vest in unvested equity awards available under each Agreement and extended exercisability of stock options following an involuntary termination by the Company without cause, or a termination by the Executive for good reason, the Executive must execute a release in favor of the Company and agree to provide the Company with certain consulting services for a period of six months after his/her termination (or, if less, for the remaining term of the Agreement). Additionally, during the period of these consulting services, the Executive must also agree not to provide any services to entities that compete with any of the Company’s business segments.

The foregoing description is qualified by reference to the terms of the Parker Agreement and the Mayer Agreement, which are filed herewith as Exhibits 10. 7 and 10.6, respectively, and are incorporated herein by reference.

Lucasfilm Transaction

The last sentence of the first paragraph of the Report on Form 8-K filed by the Company on October 30, 2012 is revised to read as follows: “The amount of stock issued pursuant to the Merger Agreement will depend on adjustments based on cash distributions to the Sole Shareholder occurring immediately prior to closing, and subject to those adjustments, will consist of at least 32,348,243 shares of the Company common stock but in no event more than 40,435,304 shares of the Company common stock, which are exempt from registration under the Securities Act of 1933 as a private transaction pursuant to Section 4(2) thereof.”

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Information regarding Section 16(a) compliance, the Audit Committee, the Company’s code of ethics, background of the directors and director nominations appearing under the captions “Section 16(a) Beneficial Ownership Reporting Compliance,” “Committees,” “Corporate Governance Guidelines and Code of Ethics,” “Director Selection Process” and “Election of Directors” in the Company’s Proxy Statement for the 2013 annual meeting of Shareholders is hereby incorporated by reference.

Information regarding executive officers is included in Part I of this Form 10-K as permitted by General Instruction G(3).

ITEM 11. Executive Compensation

Information appearing under the captions “Director Compensation,” “Executive Compensation Discussion and Analysis” and “Executive Compensation Tables” in the 2013 Proxy Statement (other than the “Compensation Committee Report,” which is deemed furnished herein by reference) is hereby incorporated by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information setting forth the security ownership of certain beneficial owners and management appearing under the caption “Stock Ownership” and information in the “Equity Compensation Plans” table appearing under the caption “Equity Compensation Plans” in the 2013 Proxy Statement is hereby incorporated by reference.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Information regarding certain related transactions appearing under the captions “Certain Relationships and Related Person Transactions” and information regarding director independence appearing under the caption “Director Independence” in the 2013 Proxy Statement is hereby incorporated by reference.

ITEM 14. Principal Accounting Fees and Services

Information appearing under the captions “Auditor Fees and Services” and “Policy for Approval of Audit and Permitted Non-Audit Services” in the 2013 Proxy Statement is hereby incorporated by reference.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(1)	Financial Statements and Schedules

See Index to Financial Statements and Supplemental Data at page 62.

(2)	Exhibits

The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

	Exhibit	Location
3.1	Restated Certificate of Incorporation of the Company	Exhibit 3.1 to the Current Report on Form 8-K of the Company dated March 10, 2010
3.2	Bylaws of the Company	Exhibit 3.2 to the Current Report on Form 8-K of the Company dated March 10, 2010
4.1	Four-Year Credit Agreement dated as of February 22, 2011	Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed February 25, 2011
4.2	Five-Year Credit Agreement dated as of June 8, 2012	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed June 11, 2012
4.3	Senior Debt Securities Indenture, dated as of September 24, 2001, between the Company and Wells Fargo Bank, N.A., as Trustee	Exhibit 4.1 to the Current Report on Form 8-K of the Company, dated September 24, 2001
4.4	Other long-term borrowing instruments are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Company undertakes to furnish copies of such instruments to the Commission upon request
10.1	Amended and Restated Employment Agreement, dated as of October 6, 2011, between the Company and Robert A. Iger	Exhibit 10.1 to the Form 10-K of the Company for the fiscal year ended October 1, 2011
10.2	Employment Agreement, dated as of January 1, 2010 between the Company and James A. Rasulo	Exhibit 10.1 to the Current Report on Form 8-K of the Company dated January 8, 2010
10.3	Amendment dated March 17, 2011, to the Amended and Restated Employment Agreement, dated as of January 1, 2010 between the Company and James A. Rasulo	Exhibit 10.2 to the Current Report on Form 8-K of the Company dated March 18, 2011
10.4	Employment Agreement, dated as of October 1, 2008 between the Company and Alan N. Braverman	Exhibit 10.1 to the Current Report on Form 8-K of the Company dated October 8, 2008
10.5	Amendment dated March 17, 2011, to the Employment Agreement, dated as of October 1, 2008 between the Company and Alan N. Braverman	Exhibit 10.3 to the Current Report on Form 8-K of the Company dated March 18, 2011
10.6	Employment Agreement dated November 16, 2012 and effective as of October 1, 2012 between the Company and Kevin A. Mayer	Filed herewith
10.7	Employment Agreement dated November 16, 2012 and effective as of September 1, 2012 between the Company and Jayne Parker	Filed herewith
10.8	Description of Directors Compensation	Filed herewith
10.9	Amended and Restated Director’s Retirement Policy	Exhibit 10.6 to the Form 10-Q of the Company for the quarter ended January 2, 2010
10.10	Form of Indemnification Agreement for certain officers and directors	Annex C to the Proxy Statement for the 1987 annual meeting of DEI

	Exhibit	Location
10.11	1995 Stock Option Plan for Non-Employee Directors	Exhibit 20 to the Form S-8 Registration Statement (No. 33-57811) of DEI, dated Feb. 23, 1995
10.12	Amended and Restated 2002 Executive Performance Plan	Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed March 12, 2009
10.13	Management Incentive Bonus Program	The section of the Proxy Statement for the 2012 annual meeting of the Company titled “Performance Based Compensation”
10.14	Amended and Restated 1997 Non-Employee Directors Stock and Deferred Compensation Plan	Annex II to the Proxy Statement for the 2003 annual meeting of the Company
10.15	The Walt Disney Company/Pixar 1995 Stock Plan	Exhibit 10.1 to the Form S-8 Registration Statement (N0. 333-133840) of the Company dated May 5, 2006
10.16	Amended and Restated The Walt Disney Company/Pixar 2004 Equity Incentive Plan	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed December 1, 2006
10.17	Amended and Restated 2011 Stock Incentive Plan	Exhibit 10.1 to the Form 8-K of the Company dated March 16, 2012
10.18	The Amended and Restated The Walt Disney Productions and Associated Companies Key Employees Deferred Compensation and Retirement Plan	Exhibit 10.5 to the Form 10-Q of the Company for the quarter ended April 2, 2011
10.19	Amended and Restated Benefit Equalization Plan of ABC, Inc.	Exhibit 10.6 to the Form 10-Q of the Company for the quarter ended April 2, 2011
10.20	Disney Key Employees Retirement Savings Plan	Exhibit 10.1 to the Form 10-Q of the Company for the quarter ended July 2, 2011
10.21	Group Personal Excess Liability Insurance Plan	Exhibit 10(x) to the Form 10-K of the Company for the period ended September 30, 1997
10.22	Amended and Restated Severance Pay Plan	Exhibit 10.4 to the Form 10-Q of the Company for the quarter ended December 27, 2008
10.23	Form of Restricted Stock Unit Award Agreement (Time-Based Vesting)	Exhibit 10(aa) to the Form 10-K of the Company for the period ended September 30, 2004
10.24	Form of Restricted Stock Unit Award Agreement (Bonus Related)	Exhibit 10.3 to the Current Report on Form 8-K of the Company filed December 15, 2006

	Exhibit	Location
10.25	Form of Performance-Based Stock Unit Award Agreement (Section 162(m) Vesting Requirement)	Exhibit 10.2 to the Form 10-Q of the Company for the quarter ended April 2, 2011
10.26	Form of Performance-Based Stock Unit Award Agreement (Three-Year Vesting subject to Total Shareholder Return/EPS Growth Tests/Section 162(m) Vesting Requirement)	Exhibit 10.3 to the Form 10-Q of the Company for the quarter ended April 2, 2011
10.27	Form of Non-Qualified Stock Option Award Agreement	Exhibit 10.4 to the Form 10-Q of the Company for the quarter ended April 2, 2011
10.28	Form of Restricted Stock Unit Award Agreement in Lieu of Equitable Adjustment	Exhibit 10.1 to the Form 10-Q of the Company for the period ended June 30, 2007
10.29	Disney Savings and Investment Plan as Amended and Restated Effective January 1, 2010	Exhibit 10.1 to the Form 10-Q of the Company for the period ended July 3, 2010
10.30	First Amendment dated December 13, 2011 to the Disney Savings and Investment Plan as amended and restated effective January 1, 2010	Exhibit 10.1 to the Form 10-Q of the Company for the period ended December 31, 2011
12.1	Ratio of earnings to fixed charges	Filed herewith
21	Subsidiaries of the Company	Filed herewith
23	Consent of PricewaterhouseCoopers LLP	Filed herewith
31(a)	Rule 13a – 14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31(b)	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32(a)	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished herewith
32(b)	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished herewith
101	The following materials from the Company’s Annual Report on Form 10-K for the year ended September 29, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders’ Equity and (vi) related notes	Filed herewith

*	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE WALT DISNEY COMPANY
(Registrant)
Date: November 21, 2012	By:	/s/ ROBERT A. IGER
(Robert A. Iger,
Chairman and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer
/s/ ROBERT A. IGER	Chairman and Chief Executive Officer	November 21, 2012
(Robert A. Iger)

Principal Financial and Accounting Officers
/s/ JAMES A. RASULO	Senior Executive Vice President and Chief Financial Officer	November 21, 2012
(James A. Rasulo)

/s/ BRENT A. WOODFORD (Brent A. Woodford)	Senior Vice President-Planning and Control	November 21, 2012

Directors
/s/ SUSAN E. ARNOLD	Director	November 21, 2012
(Susan E. Arnold)

/s/ JOHN S. CHEN	Director	November 21, 2012
(John S. Chen)

/s/ JUDITH L. ESTRIN	Director	November 21, 2012
(Judith L. Estrin)

/s/ ROBERT A. IGER	Chairman of the Board and Director	November 21, 2012
(Robert A. Iger)

/s/ FRED H. LANGHAMMER	Director	November 21, 2012
(Fred H. Langhammer)

/s/ AYLWIN B. LEWIS	Director	November 21, 2012
(Aylwin B. Lewis)

/s/ MONICA C. LOZANO	Director	November 21, 2012
(Monica C. Lozano)

/s/ ROBERT W. MATSCHULLAT	Director	November 21, 2012
(Robert W. Matschullat)

/s/ SHERYL SANDBERG	Director	November 21, 2012
(Sheryl Sandberg)

/s/ ORIN C. SMITH	Director	November 21, 2012
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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of September 29, 2012.

The effectiveness of our internal control over financial reporting as of September 29, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of The Walt Disney Company

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, statements of comprehensive income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of The Walt Disney Company and its subsidiaries (the Company) at September 29, 2012 and October 1, 2011, and the results of their operations and their cash flows for each of the three years in the period ended September 29, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 29, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PRICEWATERHOUSECOOPERS LLP

Los Angeles, California

November 21, 2012

CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share data)

	2012	2011	2010
Revenues	$42,278	$40,893	$38,063

Costs and expenses	(33,415)	(33,112)	(31,337)

Restructuring and impairment charges	(100)	(55)	(270)

Other income /(expense), net	239	75	140

Net interest expense	(369)	(343)	(409)

Equity in the income of investees	627	585	440

Income before income taxes	9,260	8,043	6,627

Income taxes	(3,087)	(2,785)	(2,314)

Net Income	6,173	5,258	4,313

Less: Net Income attributable to noncontrolling interests	(491)	(451)	(350)

Net Income attributable to The Walt Disney Company (Disney)	$5,682	$4,807	$3,963

Earnings per share attributable to Disney:
Diluted	$3.13	$2.52	$2.03

Basic	$3.17	$2.56	$2.07

Weighted average number of common and common equivalent shares outstanding:
Diluted	1,818	1,909	1,948

Basic	1,794	1,878	1,915

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	2012	2011	2010
Net Income	$6,173	$5,258	$4,313
Other Comprehensive Income (Loss), net of tax:
Market value adjustments for investments	(3)	(1)	9
Market value adjustments for hedges	2	48	(122)
Pension and postretirement medical plan adjustments	(609)	(759)	(99)
Foreign currency translation and other	(41)	(27)	(37)

Other Comprehensive Income (Loss)	(651)	(739)	(249)

Comprehensive Income	5,522	4,519	4,064
Less: Net Income attributable to noncontrolling interests	(491)	(451)	(350)
Less: Other Comprehensive (Income) Loss attributable to noncontrolling interests	15	(10)	12

Comprehensive Income attributable to Disney	$5,046	$4,058	$3,726

See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)

	September 29, 2012	October 1, 2011
ASSETS
Current assets
Cash and cash equivalents	$3,387	$3,185
Receivables	6,540	6,182
Inventories	1,537	1,595
Television costs	676	674
Deferred income taxes	765	1,487
Other current assets	804	634

Total current assets	13,709	13,757

Film and television costs	4,541	4,357
Investments	2,723	2,435
Parks, resorts and other property, at cost
Attractions, buildings and equipment	38,582	35,515
Accumulated depreciation	(20,687)	(19,572)

	17,895	15,943
Projects in progress	2,453	2,625
Land	1,164	1,127

	21,512	19,695

Intangible assets, net	5,015	5,121
Goodwill	25,110	24,145
Other assets	2,288	2,614

Total assets	$74,898	$72,124

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and other accrued liabilities	$6,393	$6,362
Current portion of borrowings	3,614	3,055
Unearned royalties and other advances	2,806	2,671

Total current liabilities	12,813	12,088

Borrowings	10,697	10,922
Deferred income taxes	2,251	2,866
Other long-term liabilities	7,179	6,795
Commitments and contingencies (Note 14)
Equity
Preferred stock, $.01 par value Authorized — 100 million shares, Issued — none	—	—
Common stock, $.01 par value Authorized — 4.6 billion shares, Issued — 2.8 billion shares at September 29, 2012 and 2.7 billion shares at October 1, 2011	31,731	30,296
Retained earnings	42,965	38,375
Accumulated other comprehensive loss	(3,266)	(2,630)

	71,430	66,041
Treasury stock, at cost, 1.0 billion shares at September 29, 2012 and 0.9 billion shares at October 1, 2011	(31,671)	(28,656)

Total Disney Shareholder’s equity	39,759	37,385
Noncontrolling interests	2,199	2,068

Total Equity	41,958	39,453

Total liabilities and equity	$74,898	$72,124

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	2012	2011	2010
OPERATING ACTIVITIES
Net income	$6,173	$5,258	$4,313
Depreciation and amortization	1,987	1,841	1,713
Gains on acquisitions and dispositions	(184)	(75)	(118)
Deferred income taxes	472	127	133
Equity in the income of investees	(627)	(585)	(440)
Cash distributions received from equity investees	663	608	473
Net change in film and television costs	(52)	332	238
Equity-based compensation	408	423	391
Impairment charges	22	16	132
Other	195	188	9
Changes in operating assets and liabilities
Receivables	(108)	(518)	(686)
Inventories	18	(199)	(127)
Other assets	(151)	(189)	42
Accounts payable and other accrued liabilities	(608)	(367)	649
Income taxes	(242)	134	(144)

Cash provided by operations	7,966	6,994	6,578

INVESTING ACTIVITIES
Investments in parks, resorts and other property	(3,784)	(3,559)	(2,110)
Proceeds from dispositions	15	564	170
Acquisitions	(1,088)	(184)	(2,493)
Other	98	(107)	(90)

Cash used in investing activities	(4,759)	(3,286)	(4,523)

FINANCING ACTIVITIES
Commercial paper borrowings, net	467	393	1,190
Borrowings	3,779	2,350	—
Reduction of borrowings	(3,822)	(1,096)	(1,371)
Dividends	(1,076)	(756)	(653)
Repurchases of common stock	(3,015)	(4,993)	(2,669)
Proceeds from exercise of stock options	1,008	1,128	1,133
Other	(326)	(259)	(293)

Cash used in financing activities	(2,985)	(3,233)	(2,663)

Impact of exchange rates on cash and cash equivalents	(20)	(12)	(87)

Increase/(decrease) in cash and cash equivalents	202	463	(695)
Cash and cash equivalents, beginning of year	3,185	2,722	3,417

Cash and cash equivalents, end of year	$3,387	$3,185	$2,722

Supplemental disclosure of cash flow information:
Interest paid	$718	$377	$393

Income taxes paid	$2,630	$2,341	$2,170

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in millions)

	Equity Attributable to Disney
	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Disney Equity	Noncontrolling Interests	Total Equity
BALANCE AT OCTOBER 3, 2009	1,861	$27,038	$31,033	$(1,644)	$(22,693)	$33,734	$ 1,691	$35,425
Comprehensive income	—	—	3,963	(237)	—	3,726	338	4,064
Equity compensation activity	54	1,498	—	—	—	1,498	—	1,498
Acquisition of Marvel	59	188	—	—	1,699	1,887	90	1,977
Common stock repurchases	(80)	—	—	—	(2,669)	(2,669)	—	(2,669)
Dividends	—	9	(662)	—	—	(653)	—	(653)
Distributions and other	—	3	(7)	—	—	(4)	(296)	(300)

BALANCE AT OCTOBER 2, 2010	1,894	$28,736	$34,327	$(1,881)	$(23,663)	$37,519	$ 1,823	$39,342
Comprehensive income	—	—	4,807	(749)	—	4,058	461	4,519
Equity compensation activity	49	1,548	—	—	—	1,548	—	1,548
Common stock repurchases	(135)	—	—	—	(4,993)	(4,993)	—	(4,993)
Dividends	—	10	(766)	—	—	(756)	—	(756)
Distributions and other	—	2	7	—	—	9	(216)	(207)

BALANCE AT OCTOBER 1, 2011	1,808	$30,296	$38,375	$(2,630)	$(28,656)	$37,385	$ 2,068	$39,453
Comprehensive income	—	—	5,682	(636)	—	5,046	476	5,522
Equity compensation activity	44	1,415	—	—	—	1,415	—	1,415
Common stock repurchases	(72)	—	—	—	(3,015)	(3,015)	—	(3,015)
Dividends	—	16	(1,092)	—	—	(1,076)	—	(1,076)
Distributions and other	—	4	—	—	—	4	(345)	(341)

BALANCE AT SEPTEMBER 29, 2012	1,780	$31,731	$42,965	$(3,266)	$ (31,671)	$39,759	$2,199	$41,958

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular dollars in millions, except per share amounts)

1   Description of the Business and Segment Information

The Walt Disney Company, together with the subsidiaries through which businesses are conducted (the Company), is a diversified worldwide entertainment company with operations in the following business segments: Media Networks, Parks and Resorts, Studio Entertainment, Consumer Products and Interactive.

DESCRIPTION OF THE BUSINESS

Media Networks

The Company operates cable programming services including the ESPN, Disney Channels Worldwide, ABC Family, SOAPnet, and UTV/Bindass networks, broadcast businesses which include ABC and eight owned television stations, radio businesses consisting of the ESPN Radio Network and the Radio Disney Network and 35 owned and operated radio stations. The ABC, ESPN Radio and Radio Disney Networks have affiliated stations providing coverage to households throughout the U.S. The Company also produces original live-action and animated television programming which may be sold in network, first-run syndication, pay, and international television markets. The Company has interests in media businesses that are accounted for under the equity method including AETN, Hulu and Seven TV. Additionally, the Company operates ABC-, ESPN-, ABC Family- and SOAPnet-branded internet businesses.

Parks and Resorts

The Company owns and operates the Walt Disney World Resort in Florida and the Disneyland Resort in California. The Walt Disney World Resort includes four theme parks (the Magic Kingdom, Epcot, Disney’s Hollywood Studios, and Disney’s Animal Kingdom), 18 resort hotels, a retail, dining, and entertainment complex, a sports complex, conference centers, campgrounds, water parks, and other recreational facilities. The Disneyland Resort includes two theme parks (Disneyland and Disney California Adventure), three resort hotels, and a retail, dining and entertainment complex. Internationally, the Company manages and has an effective 51% ownership interest in Disneyland Paris, which includes two theme parks (Disneyland Park and Walt Disney Studios Park), seven themed hotels, two convention centers, a shopping, dining and entertainment complex, and a 27-hole golf facility. The Company manages and has a 48% ownership interest in Hong Kong Disneyland Resort, which includes one theme park and two resort hotels. The Company has a 70% ownership interest in the management company and 43% ownership of Shanghai Disney Resort, which is currently under construction. The Company also earns royalties on revenues generated by the Tokyo Disneyland Resort, which includes two theme parks and three Disney-branded hotels, and is owned and operated by an unrelated Japanese corporation. The Company manages and markets vacation club ownership interests through the Disney Vacation Club, operates the Disney Cruise Line, the Adventures by Disney guided group vacations business and Aulani, a mixed-use Disney Resort and Spa in Hawaii. The Company’s Walt Disney Imagineering unit designs and develops theme park concepts and attractions, as well as resort properties.

Studio Entertainment

The Company produces and acquires live-action and animated motion pictures for worldwide distribution to the theatrical, home entertainment, and television markets. The Company distributes these products through its own distribution and marketing companies in the U.S. and both directly and through independent companies and joint ventures in foreign markets primarily under the Walt Disney Pictures, Pixar, Marvel, Disneynature, and Touchstone Pictures banners. The Company also produces and distributes motion pictures under the UTV banner. We also distribute certain motion pictures for DreamWorks under the Touchstone Pictures banner. The Company also produces stage plays, musical recordings and live entertainment events.

Consumer Products

The Company licenses trade names, characters and visual and literary properties to various retailers, show promoters, and publishers throughout the world. The Company also engages in retail and online distribution of products through The Disney Store and DisneyStore.com. We operate The Disney Store in Europe, North America and Japan. The Company publishes entertainment and educational books and magazines and comic books for children and families and operates English language learning centers in China.

Interactive

The Company creates and delivers branded entertainment and lifestyle content across interactive media platforms. The primary operating businesses are Interactive Games which produces and distributes console, online and mobile games, and Interactive Media which develops branded online services and provides website maintenance and design for other Company businesses. Interactive also manages the Disney-branded mobile phone business in Japan which provides mobile phone service and downloadable content to consumers. Certain properties are also licensed to third-party game publishers.

SEGMENT INFORMATION

The operating segments reported below are the segments of the Company for which separate financial information is available and for which segment results are evaluated regularly by the Chief Executive Officer in deciding how to allocate resources and in assessing performance.

Segment operating results reflect earnings before corporate and unallocated shared expenses, restructuring and impairment charges, other income /(expense), net interest expense, income taxes, and noncontrolling interests. Segment operating income includes equity in the income of investees. Corporate and unallocated shared expenses principally consist of corporate functions, executive management, and certain unallocated administrative support functions.

Equity in the income of investees by segment is as follows:

	2012	2011	2010
Media Networks
Cable Networks	$664	$578	$436
Broadcasting	(37)	6	2
Corporate	—	1	2

	$627	$585	$440

Beginning in fiscal 2011, the Company made changes to certain transfer pricing arrangements between its business units. The most significant change was to the allocation of home video revenue and distribution costs between the Media Networks and Studio Entertainment segments for home video titles produced by the Media Networks segment and distributed by the Studio Entertainment segment. These changes generally result in higher revenues, expenses and operating income at our Media Networks segment with offsetting declines at our Studio Entertainment segment.

The following segment results include allocations of certain costs, including information technology, pension, legal, and other shared services costs, which are allocated based on metrics designed to correlate with consumption. These allocations are agreed-upon amounts between the businesses and may differ from amounts that would be negotiated in arm’s length transactions. In addition, all significant intersegment transactions have been eliminated except that Studio Entertainment revenues and operating income include an allocation of Consumer Products and Interactive revenues, which is meant to reflect royalties on sales of merchandise generated by Consumer Products and Interactive which is based on intellectual property from certain Studio Entertainment films.

	2012	2011	2010
Revenues
Media Networks	$19,436	$18,714	$17,162
Parks and Resorts	12,920	11,797	10,761
Studio Entertainment
Third parties	5,566	6,061	6,495
Intersegment	259	290	206

	5,825	6,351	6,701

Consumer Products
Third parties	3,499	3,335	2,876
Intersegment	(247)	(286)	(198)

	3,252	3,049	2,678

Interactive
Third parties	857	986	769
Intersegment	(12)	(4)	(8)

	845	982	761

Total consolidated revenues	$42,278	$40,893	$38,063

Segment operating income (loss)
Media Networks	$6,619	$6,146	$5,132
Parks and Resorts	1,902	1,553	1,318
Studio Entertainment	722	618	693
Consumer Products	937	816	677
Interactive	(216)	(308)	(234)

Total segment operating income	$9,964	$8,825	$7,586

Reconciliation of segment operating income to income before income taxes
Segment operating income	$9,964	$8,825	$7,586
Corporate and unallocated shared expenses	(474)	(459)	(420)
Restructuring and impairment charges	(100)	(55)	(270)
Other income /(expense), net	239	75	140
Net interest expense	(369)	(343)	(409)

Income before income taxes	$9,260	$8,043	$6,627

Capital expenditures
Media Networks
Cable Networks	$170	$179	$132
Broadcasting	85	128	92
Parks and Resorts
Domestic	2,242	2,294	1,295
International	641	429	238
Studio Entertainment	79	118	102
Consumer Products	69	115	97
Interactive	27	21	17
Corporate	471	275	137

Total capital expenditures	$3,784	$3,559	$2,110

	2012	2011	2010
Depreciation expense
Media Networks	$241	$229	$213
Parks and Resorts
Domestic	927	842	807
International	314	323	332
Studio Entertainment	48	53	56
Consumer Products	55	48	33
Interactive	17	16	19
Corporate	182	148	142

Total depreciation expense	$1,784	$1,659	$1,602

Amortization of intangible assets
Media Networks	$17	$8	$9
Parks and Resorts	–	–	–
Studio Entertainment	94	79	33
Consumer Products	60	57	45
Interactive	32	38	24
Corporate	–	–	–

Total amortization of intangible assets	$203	$182	$111

Identifiable assets(1)(2)
Media Networks	$28,660	$27,244
Parks and Resorts	20,951	19,530
Studio Entertainment	12,928	12,221
Consumer Products	5,016	4,992
Interactive	1,926	1,801
Corporate(3)	5,417	6,336

Total consolidated assets	$74,898	$72,124

Supplemental revenue data
Media Networks
Advertising(4)	$7,773	$7,668	$7,099
Affiliate Fees	9,360	8,837	8,122
Parks and Resorts
Merchandise, food and beverage	3,945	3,738	3,457
Admissions	4,225	3,870	3,504

Revenues
United States and Canada	$31,770	$30,848	$28,279
Europe	6,223	6,455	6,550
Asia Pacific	2,990	2,517	2,320
Latin America and Other	1,295	1,073	914

	$42,278	$40,893	$38,063

Segment operating income
United States and Canada	$6,991	$6,388	$5,474
Europe	1,692	1,517	1,275
Asia Pacific	835	627	620
Latin America and Other	446	293	217

	$9,964	$8,825	$7,586

	2012	2011
Long-lived assets (5)
United States and Canada	$47,959	$47,124
Europe	7,484	6,458
Asia Pacific	3,303	2,037
Latin America and Other	270	267

	$59,016	$55,886

(1)	Identifiable assets include amounts associated with equity method investments. Equity method investments by segment are as follows:

	2012	2011
Media Networks	$2,423	$2,044
Parks and Resorts	8	–
Studio Entertainment	2	2
Consumer Products	1	1
Interactive	–	4
Corporate	4	1

	$2,438	$2,052

(2)	Goodwill and intangible assets by segment are as follows:

	2012	2011
Media Networks	$17,854	$17,421
Parks and Resorts	172	172
Studio Entertainment	6,783	6,498
Consumer Products	3,700	3,715
Interactive	1,486	1,330
Corporate	130	130

	$30,125	$29,266

(3)	Primarily fixed assets, deferred tax assets, cash and cash equivalents

(4)	Advertising revenue includes amounts reported in Interactive

(5)	Long-lived assets are total assets less the following: current assets, long-term receivables, deferred taxes, financial investments and derivatives

2	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of The Walt Disney Company and its majority-owned and controlled subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

The Company enters into relationships or investments with other entities in which it does not have majority ownership or control. In certain instances, the entity in which the Company has a relationship or investment may be a variable interest entity (VIE). A VIE is consolidated in the financial statements if the Company has the power to direct activities that most significantly impact the economic performance of the VIE and has the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. Although the Company has less than a 50% direct ownership interest in Disneyland Paris, Hong Kong Disneyland Resort and Shanghai Disney Resort (collectively the “International Theme Parks”), they are VIEs, and given the nature of the Company’s relationships with these entities, which include management agreements, the Company has consolidated the International Theme Parks in its financial statements.

Reporting Period

The Company’s fiscal year ends on the Saturday closest to September 30 and consists of fifty-two weeks with the exception that approximately every six years, we have a fifty-three week year. When a fifty-three week year occurs, the Company reports the additional week in the fourth quarter.

Reclassifications

Certain reclassifications have been made in the fiscal 2011 and fiscal 2010 financial statements and notes to conform to the fiscal 2012 presentation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Actual results may differ from those estimates.

Revenue Recognition

Television advertising revenues are recognized when commercials are aired. Revenues from television subscription services related to the Company’s primary cable programming services are recognized as services are provided. Certain of the Company’s contracts with cable and satellite operators include annual programming commitments. In these cases, recognition of revenues subject to the commitments is deferred until the annual commitments are satisfied, which generally results in higher revenue recognition in the second half of the year.

Revenues from advance theme park ticket sales are recognized when the tickets are used. For non-expiring, multi-day tickets, revenues are recognized over a five-year time period based on estimated usage, which is derived from historical usage patterns.

Revenues from the theatrical distribution of motion pictures are recognized when motion pictures are exhibited. Revenues from home entertainment and video game sales, net of anticipated returns and customer incentives, are recognized on the date that video units are made available for sale by retailers. Revenues from the licensing of feature films and television programming are recorded when the content is available for telecast by the licensee and when certain other conditions are met.

Merchandise licensing advances and guarantee royalty payments are recognized based on the contractual royalty rate when the licensed product is sold by the licensee. Non-refundable advances and minimum guarantee royalty payments in excess of royalties earned are generally recognized as revenue at the end of the contract term.

Revenues from our branded online and mobile operations are recognized as services are rendered. Advertising revenues at our internet operations are recognized when advertisements are viewed online.

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

Advertising Expense

Advertising costs are expensed as incurred. Advertising expense for fiscal 2012, 2011, and 2010 was $2.5 billion, $2.8 billion, and $2.6 billion, respectively.

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

Translation Policy

The U.S. dollar is the functional currency for the majority of our international operations. The local currency is the functional currency for the International Theme Parks, international locations of The Disney Stores, our UTV businesses in India, our English language learning centers in China, and certain international equity method investments.

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

Film and Television Costs

Film and television costs include capitalizable production costs, production overhead, interest, development costs, and acquired production costs and are stated at the lower of cost, less accumulated amortization, or fair value. Acquired programming costs for the Company’s cable and broadcast television networks are stated at the lower of cost, less accumulated amortization, or net realizable value. Acquired television broadcast program licenses and rights are recorded when the license period begins and the program is available for use. Marketing, distribution, and general and administrative costs are expensed as incurred.

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

The net realizable values of network television broadcast program licenses and rights are reviewed using a daypart methodology. A daypart is defined as an aggregation of programs broadcast during a particular time of day or programs of a similar type. The Company’s dayparts are: daytime, late night, primetime, news, and sports (includes network and cable). The net realizable values of other cable programming assets are reviewed on an aggregated basis for each cable channel.

Internal-Use Software Costs

The Company expenses costs incurred in the preliminary project stage of developing or acquiring internal use software, such as research and feasibility studies, as well as costs incurred in the post-implementation/operational stage, such as maintenance and training. Capitalization of software development costs occurs only after the preliminary-project stage is complete, management authorizes the project, and it is probable that the project will be completed and the software will be used for the function intended. As of September 29, 2012 and October 1, 2011, capitalized software costs, net of accumulated depreciation, totaled $423 million and $486 million, respectively. The capitalized costs are amortized on a straight-line basis over the estimated useful life of the software, ranging from 3-10 years.

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

To determine the fair value of our reporting units, we generally use a present value technique (discounted cash flow) corroborated by market multiples when available and as appropriate. We apply what we believe to be the most appropriate valuation methodology for each of our reporting units. We include in the projected cash flows an estimate of the revenue we believe the reporting unit would receive if the intellectual property developed by the reporting unit that is being used by other reporting units was licensed to an unrelated third-party at its fair market value. These amounts are not necessarily the same as those included in segment operating results.

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

During fiscal years 2012, 2011 and 2010, the Company tested its goodwill and other intangible assets for impairment, and the impairment charges recorded were not material.

Amortizable intangible assets are generally amortized on a straight-line basis over periods up to 40 years. The costs to periodically renew our intangible assets are expensed as incurred. The Company has determined that there are currently no legal, competitive, economic or other factors that materially limit the useful life of our FCC licenses and trademarks.

The Company expects its aggregate annual amortization expense for existing amortizable intangible assets for fiscal years 2013 through 2017 to be as follows:

2013	$ 175
2014	138
2015	123
2016	121
2017	113

Risk Management Contracts

In the normal course of business, the Company employs a variety of financial instruments to manage its exposure to fluctuations in interest rates, foreign currency exchange rates, commodities, and investments in equity and debt securities, including interest rate and cross-currency swap agreements and forward and option contracts.

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

Option premiums and unrealized gains on forward contracts and the accrued differential for interest rate swaps to be received under the agreements are recorded on the balance sheet as assets. Unrealized losses on forward contracts and the accrued differential for interest rate swaps to be paid under the agreements are included in liabilities. Realized gains and losses from hedges are classified in the income statement consistent with the accounting treatment of the items being hedged. The Company accrues the differential for interest rate swaps to be paid or received under the agreements as interest rates change as adjustments to interest expense over the lives of the swaps. Gains and losses on the termination of effective swap agreements, prior to their original maturity, are deferred and amortized to interest expense over the remaining term of the underlying hedged transactions.

The Company enters into risk management contracts that are not designated as hedges and do not qualify for hedge accounting. These contracts are intended to offset certain economic exposures of the Company and are carried at market value with any changes in value recorded in earnings. Cash flows from hedging activities are classified in the Consolidated Statements of Cash Flows under the same category as the cash flows from the related assets, liabilities or forecasted transactions (see Notes 8 and 16).

Income Taxes

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

A reconciliation of the weighted average number of common and common equivalent shares outstanding and the number of Awards excluded from the diluted earnings per share calculation, as they were anti-dilutive, are as follows:

	2012	2011	2010

Weighted average number of common shares outstanding (basic)	1,794	1,878	1,915
Weighted average dilutive impact of Awards	24	31	33

Weighted average number of common and common equivalent shares outstanding (diluted)	1,818	1,909	1,948

Awards excluded from diluted earnings per share	10	8	37

3	Acquisitions

AETN

A&E Television Networks LLC (AETN) operates multiple cable programming services and was owned 42.1% by the Company, 42.1% by the Hearst Corporation (Hearst) and 15.8% by NBCUniversal. On August 22, 2012, AETN redeemed NBCUniversal’s entire 15.8% equity interest for approximately $3.0 billion. Approximately $2.5 billion represents the enterprise value of NBCUniversal’s equity interest in AETN, and the balance of approximately $0.5 billion represents the value of tax benefits expected to be generated as a result of the transaction, which was paid to NBCUniversal in accordance with the amended and restated limited liability company agreement of AETN. The redemption of NBCUniversal’s interest was financed with third-party borrowings and equity contributions of $300 million each from the Company and Hearst. As a result of the transaction, the Company’s and Hearst’s ownership interest each increased to 50%. The Company will continue to account for its interest in AETN as an equity method investment.

UTV

Pursuant to a delisting offer process governed by Indian law, on February 2, 2012, the Company purchased publicly held shares and all of the shares held by the founder of UTV Software Communications Limited (UTV), a media and entertainment company headquartered and publicly traded in India, for $377 million. The Company also assumed approximately $300 million of UTV’s borrowings. The purchase increased the Company’s ownership interest to 93% from 50%. As a result, the Company changed its accounting for UTV from an equity method investment to a consolidated subsidiary. The acquisition of UTV supports the Company’s strategic priority of increasing its brand presence and reach in key international markets.

Upon consolidation, the Company recognized a non-cash gain of $184 million ($116 million after tax) as a result of adjusting the carrying value of the Company’s 50% equity investment to its estimated fair value of $405 million. The gain was recorded in “Other income /(expense), net” in the fiscal 2012 Consolidated Statement of Income. The fair value was determined based on the Company’s internal valuation of the UTV business using an income approach (discounted cash flow model) which the Company believes provides the most appropriate indicator of fair value.

The Company has performed a final allocation of the purchase price to the estimated fair value of the tangible and intangible assets acquired and liabilities assumed. The majority of the purchase price has been allocated to goodwill, which is not amortizable for tax purposes. The goodwill reflects the synergies and increased Indian market penetration expected from combining the operations of UTV and the Company.

In accordance with Indian securities regulation, the Company can be required to purchase any outstanding UTV shares at the election of each remaining UTV shareholder for 1,100 Indian rupees per share until March 16, 2013. To date, the Company has paid $63 million to acquire an incremental 6% interest bringing its ownership percentage to 99%.

Seven TV

On November 18, 2011, the Company acquired a 49% ownership interest in Seven TV, a broadcast television network in Russia, for $300 million. Following the acquisition, this network was converted to an ad-supported, free-to-air Disney Channel. The Company accounts for its interest in Seven TV as an equity method investment.

Playdom

On August 27, 2010, the Company acquired Playdom, Inc. (Playdom), a company that develops online social games. This acquisition is designed to strengthen the Company’s interactive game portfolio and provide access to a new customer base. Total consideration was approximately $563 million, subject to certain conditions and adjustments, of which approximately $108 million is subject to vesting conditions and recognized as post-close compensation expense. Additional consideration of up to $200 million may be paid if Playdom achieves predefined revenues and earnings targets for calendar year 2012. The Company initially recognized the fair value (determined by a probability weighting of the potential payouts) of the additional consideration as a liability. Subsequent changes in the estimate of fair value, up to the ultimate amount to be paid, if any, are recognized in earnings. We do not anticipate making any significant payments in respect of the additional consideration.

The Disney Store Japan

On March 31, 2010, the Company acquired all of the outstanding shares of Retail Networks Company Limited (The Disney Store Japan) in exchange for a $17 million note. At the time of the acquisition, The Disney Store Japan had a cash balance of $13 million. In connection with the acquisition, the Company recognized a $22 million non-cash gain from the deemed termination of the existing licensing arrangement. The gain is reported in “Other income /(expense), net” in the fiscal 2010 Consolidated Statements of Income.

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

Goodwill

The changes in the carrying amount of goodwill for the years ended September 29, 2012 and October 1, 2011 are as follows:

	Media Networks	Parks and Resorts	Studio Entertainment	Consumer Products	Interactive	Total
Balance at October 2, 2010	$15,737	$171	$5,268	$1,805	$1,119	$24,100
Acquisitions	9	—	—	—	10	19
Dispositions	(17)	—	—	—	—	(17)
Other, net	(1)	1	16	(8)	35	43

Balance at October 1, 2011	$15,728	$172	$5,284	$1,797	$1,164	$24,145
Acquisitions	434	—	431	—	179	1,044
Dispositions	—	—	(1)	(3)	—	(4)
Other, net	(31)	—	(34)	—	(10)	(75)

Balance at September 29, 2012	$16,131	$172	$5,680	$1,794	$1,333	$25,110

The carrying amount of goodwill at September 29, 2012, October 1, 2011, and October 2, 2010 includes accumulated impairments of $29 million at Interactive.

4	Dispositions and Other Income /(Expense)

Miramax

On December 3, 2010, the Company sold Miramax Film NY, LLC (Miramax) for $663 million. Net proceeds which reflect closing adjustments, the settlement of related claims and obligations and Miramax’s cash balance at closing were $532 million, resulting in a pre-tax gain of $64 million, which is reported in “Other income /(expense), net” in the fiscal 2011 Consolidated Statement of Income. The book value of Miramax included $217 million of allocated goodwill that is not deductible for tax purposes. Accordingly, tax expense recorded in connection with the transaction was approximately $103 million resulting in a loss of $39 million after tax.

Other Dispositions

The following dispositions occurred during fiscal 2011 and 2010:

•	On November 1, 2010, the Company sold its interest in Bass LLC for $5 million, resulting in a pre-tax gain of $11 million

•	On May 12, 2010, the Company sold the rights and assets related to the Power Rangers property for $65 million, resulting in a pre-tax gain of $43 million

•	On January 27, 2010, the Company sold its investment in a pay television service in Europe for $78 million, resulting in a pre-tax gain of $48 million

•	On November 25, 2009, the Company sold its investment in a television service in Europe for $37 million, resulting in a pre-tax gain of $27 million

These gains are reported in “Other income /(expense), net” in the Consolidated Statements of Income.

Other income /(expense)

Other income /(expense) is as follows:

	2012	2011	2010
Gain related to the acquisition of UTV	$184	$—	$—
Lehman recovery	79	—	—
DLP debt charge	(24)	—	—
Gain on sale of Miramax	—	64	—
Gain on sale of Bass	—	11	—
Gain on sales of investments in television services in Europe	—	—	75
Gain on sale of Power Rangers property	—	—	43
Gain related to the acquisition of The Disney Store Japan	—	—	22

Other income /(expense), net	$239	$75	$140

5	Investments

Investments consist of the following:

	September 29, 2012	October 1, 2011
Investments, equity basis	$2,438	$2,052
Investments, other	285	383

	$2,723	$2,435

Investments, Equity Basis

A summary of combined financial information for equity investments is as follows:

	2012	2011	2010
Results of Operations:
Revenues	$5,923	$5,529	$5,148

Net Income	$1,528	$1,417	$1,166

	September 29, 2012	October 1, 2011	October 2, 2010
Balance Sheet
Current assets	$2,714	$3,123	$3,055
Non-current assets	5,674	5,430	5,643

	$8,388	$8,553	$8,698

Current liabilities	$1,360	$1,488	$1,504
Non-current liabilities	3,531	1,013	1,039
Shareholders’ equity	3,497	6,052	6,155

	$8,388	$8,553	$8,698

Investments, Other

As of September 29, 2012 and October 1, 2011, the Company held $86 million and $183 million, respectively, of securities classified as available-for-sale, $163 million and $163 million, respectively, of non-publicly traded cost-method investments and $36 million and $37 million, respectively, of investments in leveraged leases.

In fiscal 2012, 2011 and 2010, the Company had no significant gains or losses on available-for-sale securities.

In fiscal 2012, 2011 and 2010, the Company recorded non-cash charges of $11 million, $24 million, and $26 million, respectively, to reflect other-than-temporary losses in value of certain investments.

6	International Theme Park Investments

The Company has a 51% effective ownership interest in the operations of Disneyland Paris, a 48% ownership interest in the operations of Hong Kong Disneyland Resort and a 43% ownership interest in the operations of Shanghai Disney Resort, all of which are VIEs consolidated in the Company’s financial statements. See Note 2 for the Company’s policy on consolidating VIEs.

The following tables present summarized balance sheet information for the Company as of September 29, 2012 and October 1, 2011, reflecting the impact of consolidating the International Theme Parks balance sheets.

	As of September 29, 2012
	Before International Theme Parks Consolidation	International Theme Parks and Adjustments	Total
Cash and cash equivalents	$2,839	$548	$3,387
Other current assets	10,066	256	10,322

Total current assets	12,905	804	13,709
Investments/Advances	6,065	(3,342)	2,723
Fixed assets	17,005	4,507	21,512
Other assets	36,949	5	36,954

Total assets	$72,924	$1,974	$74,898

Current portion of borrowings	$3,614	$—	$3,614
Other current liabilities	8,742	457	9,199

Total current liabilities	12,356	457	12,813
Borrowings	10,430	267	10,697
Deferred income taxes and other long-term liabilities	9,325	105	9,430
Equity	40,813	1,145	41,958

Total liabilities and equity	$72,924	$1,974	$74,898

	As of October 1, 2011
	Before International Theme Parks Consolidation	International Theme Parks and Adjustments	Total
Cash and cash equivalents	$2,407	$778	$3,185
Other current assets	10,323	249	10,572

Total current assets	12,730	1,027	13,757
Investments	3,791	(1,356)	2,435
Fixed assets	15,386	4,309	19,695
Other assets	36,137	100	36,237

Total assets	$68,044	$4,080	$72,124

Current portion of borrowings	$2,866	$189	$3,055
Other current liabilities	8,459	574	9,033

Total current liabilities	11,325	763	12,088
Borrowings	8,800	2,122	10,922
Deferred income taxes and other long-term liabilities	9,507	154	9,661
Equity	38,412	1,041	39,453

Total liabilities and equity	$68,044	$4,080	$72,124

The following table presents summarized income statement information of the Company for the year ended September 29, 2012, reflecting the impact of consolidating the International Theme Parks income statements.

	Before International Theme Parks Consolidation (1)	International Theme Parks and Adjustments	Total
Revenues	$40,051	$2,227	$42,278
Cost and expenses	(31,321)	(2,094)	(33,415)
Restructuring and impairment charges	(100)	—	(100)
Other income /(expense), net	265	(26)	239
Net interest expense	(299)	(70)	(369)
Equity in the income of investees	647	(20)	627

Income before income taxes	9,243	17	9,260
Income taxes	(3,068)	(19)	(3,087)

Net income	$6,175	$(2)	$6,173

(1)

These amounts include the International Theme Parks under the equity method of accounting. As such, royalty and management fee income from these operations is included in Revenues and our share of their net income/(loss) is included in Equity in the income of investees. There were $46 million in royalties and management fees recognized in fiscal year 2012.

The following table presents summarized cash flow statement information of the Company for the year ended September 29, 2012, reflecting the impact of consolidating the International Theme Parks cash flow statements.

	Before International Theme Parks Consolidation	International Theme Parks and Adjustments	Total
Cash provided by operations	$7,725	$241	$7,966
Investments in parks, resorts, and other property	(3,143)	(641)	(3,784)
Cash (used in)/provided by other investing activities	(2,745)	1,770	(975)
Cash used in financing activities	(1,408)	(1,577)	(2,985)
Impact of exchange rates on cash and cash equivalents	3	(23)	(20)

Increase in cash and cash equivalents	432	(230)	202
Cash and cash equivalents, beginning of year	2,407	778	3,185

Cash and cash equivalents, end of year	$2,839	$548	$3,387

Disneyland Paris Refinancing

In September 2012, the Company provided Disneyland Paris with €1.3 billion ($1.7 billion) of intercompany financing, bringing the total financing provided to Disneyland Paris to €1.7 billion ($2.2 billion) as of September 29, 2012. Disneyland Paris used the new financing to repay its outstanding third-party bank debt. The Company recorded a net charge of $24 million on the repayment of the third-party bank debt. Certain of the financial and operating covenants, notably those related to capital expenditures and the payment of royalties and management fees due to the Company were eliminated.

The Company also previously provided Disneyland Paris with lines of credit totaling €250 million ($323 million) which bear interest at EURIBOR. €100 million ($129 million) expires in 2014 and €150 million ($194 million) in 2018. As of September 29, 2012, the line of credit has not been used.

Hong Kong Disneyland Resort Capital Realignment

In July 2009, the Company entered into a capital realignment and expansion plan for Hong Kong Disneyland Resort (HKDL) with the Government of the Hong Kong Special Administrative Region (HKSAR), HKDL’s majority shareholder. Key provisions of the plan include:

•

The Company converted its $354 million term and revolving credit facility loan to HKDL into equity during fiscal 2009. This was accompanied by conversion of an equal amount of the HKSAR loan to HKDL into equity.

•

The Company would make approximately $0.4 billion of equity contributions to fund HKDL during the expansion, which is currently scheduled to be completed in phases by 2013. The actual amount of equity contributions by the Company may differ depending on the actual final cost of the expansion and operating results of HKDL during the relevant timeframe. The HKSAR will convert an additional amount of its loan to HKDL equal to these contributions into equity, subject to a maximum conversion amount that would leave approximately HK $1.0 billion ($129 million at September 29, 2012 exchange rates) of the HKSAR loan to HKDL outstanding. At September 29, 2012, the HKSAR loan to HKDL was $267 million. Through fiscal 2012, the Company has made equity contributions totaling $0.3 billion and HKSAR has converted an equal amount of its loan to HKDL to equity. The Company does not currently anticipate making additional equity contributions related to the capital realignment and expansion plan.

As a result of the above arrangement, the Company’s interest in HKDL has increased from 43% to 48%.

Shanghai Disney Resort

On April 8, 2011, the Company and Shanghai Shendi (Group) Co., Ltd (Shendi) announced that the Chinese central government in Beijing had approved an agreement to build and operate Shanghai Disney Resort through a joint venture between the Company and Shendi, in which Shendi owns a 57% interest and the Company owns 43%. Shanghai Disney Resort is currently targeted to open by the end of calendar 2015. The project will be constructed in phases, and we expect the total investment to be approximately 24.5 billion yuan to build the theme park and an additional 4.5 billion yuan to build other aspects of the resort, including two hotels and a retail, dining and entertainment area.

7	Film and Television Costs

Film and Television costs are as follows:

	September 29, 2012	October 1, 2011
Theatrical film costs
Released, less amortization	$1,389	$1,580
Completed, not released	45	3
In-process	1,409	1,198
In development or pre-production	280	175

	3,123	2,956

Television costs
Released, less amortization	693	688
Completed, not released	268	259
In-process	242	231
In development or pre-production	-	-

	1,203	1,178

Television broadcast rights	891	897

	5,217	5,031
Less current portion	676	674

Non-current portion	$4,541	$4,357

Based on management’s total gross revenue estimates as of September 29, 2012, approximately 76% of unamortized film and television costs for released productions (excluding amounts allocated to acquired film and television libraries) is expected to be amortized during the next three years. During fiscal year 2016, we expect an amortization level of 80% will be reached. Approximately $907 million of accrued participation and residual liabilities will be paid in fiscal year 2013. The Company expects to amortize, based on current estimates, approximately $1.1 billion in capitalized film and television production costs during fiscal 2013.

At September 29, 2012, acquired film and television libraries have remaining unamortized costs of $212 million, which are generally amortized straight-line over a weighted-average remaining period of approximately 8 years.

8	Borrowings

The Company’s borrowings at September 29, 2012 and October 1, 2011, including the impact of interest rate and cross-currency swaps, are summarized below:

			2012
				Interest rate and Cross-Currency Swaps (2)
	2012	2011	Stated Interest Rate (1)	Pay Floating	Pay Fixed	Effective Interest Rate (3)	Swap Maturities
Commercial paper borrowings	$2,050	$1,583	0.15%	$—	$—	0.15%
U.S. medium-term notes	10,117	8,400	3.80%	3,050	—	3.19%	2015-2018
European medium-term notes	90	91	1.65%	90	—	0.86%	2013
Other foreign currency denominated debt	1,225	1,020	2.53%	1,030	—	2.42%	2013
Capital Cities/ABC debt	112	114	8.75%	—	—	6.09%
Other (4)	450	458	—	—	—	—

	14,044	11,666	3.17%	4,170	—	2.67%
Disneyland Paris (DLP) and Hong Kong Disneyland Resort (HKDL):
DLP – CDC loans	—	1,440	—	—	—	—
DLP – Other	—	541	—	—	—	—
HKDL – Borrowings	267	330	3.25%	—	—	2.97%

	267	2,311		—	—

Total borrowings	14,311	13,977	3.17%	4,170	—	2.68%

Less current portion	3,614	3,055	1.22%	786	—	1.28%

Total long-term borrowings	$10,697	$10,922		$3,384	$—

(1)

The stated interest rate represents the weighted-average coupon rate for each category of borrowings. For floating rate borrowings, interest rates are based upon the rates at September 29, 2012; these rates are not necessarily an indication of future interest rates.

(2)	Amounts represent notional values of interest rate and cross-currency swaps as of September 29, 2012.

(3)

The effective interest rate includes the impact of existing and terminated interest rate and cross-currency swaps on the stated rate of interest. Other adjustments to the stated interest rate such as purchase accounting adjustments and debt issuance discounts and costs did not have a material impact on the overall effective interest rate.

(4)	Includes market value adjustments for debt with qualifying hedges totaling $296 million and $284 million at September 29, 2012 and October 1, 2011, respectively.

Commercial Paper

At September 29, 2012, the Company had $2.1 billion of commercial paper debt outstanding. In June 2012, the Company entered into a new five-year $2.25 billion bank facility with a syndicate of lenders which expires in 2017. This facility replaced an existing three-year $2.25 billion facility which was scheduled to expire in 2013, and in combination with an existing $2.25 billion bank facility that matures in 2015, is used to support commercial paper borrowings. These bank facilities allow for borrowings at LIBOR-based rates plus a spread depending on the credit default swap spread applicable to the Company’s debt, subject to a cap and floor that vary with the Company’s public rating. The spread above LIBOR can range from 0.26% to 1.93%. The Company also has the ability to issue up to $800 million of letters of credit under the facility expiring in February 2015, which if utilized, reduces available borrowings under this facility. As of September 29, 2012, $258 million of letters of credit had been issued of which none was issued under this facility. The Company’s bank facilities contain only one financial covenant, relating to interest coverage, which the Company met on September 29, 2012 by a significant margin. The Company’s bank facilities also specifically exclude certain entities, including the International Theme Parks, from any representations, covenants, or events of default.

Shelf Registration Statement

At September 29, 2012, the Company had a shelf registration statement in place which allows the Company to issue various types of debt instruments, such as fixed or floating rate notes, U.S. dollar or foreign currency denominated notes, redeemable notes, global notes, and dual currency or other indexed notes. Issuances under the shelf registration will require the filing of a prospectus supplement identifying the amount and terms of the securities to be issued. Our ability to issue debt is subject to market conditions and other factors impacting our borrowing capacity.

U.S. Medium-Term Note Program

At September 29, 2012, the total debt outstanding under the U.S. medium-term note program was $10.1 billion. The maturities of current outstanding borrowings range from 1 to 81 years and stated interest rates range from 0.15% to 7.55%.

European Medium-Term Note Program

At September 29, 2012, the Company had $90 million outstanding under a $4.0 billion European medium-term note program which provides for the issuance of various types of debt instruments such as fixed or floating rate notes, U.S. dollar or foreign currency denominated notes, redeemable notes and index linked or dual currency notes. The remaining capacity under the program is $3.9 billion, subject to market conditions and other factors impacting our borrowing capacity. The remaining capacity under the program replenishes as outstanding debt under the program is repaid. Outstanding borrowings under the program mature in 2013 and are denominated in Japanese yen (JPY).

Other Foreign Currency Denominated Debt

In July 2012, the Company refinanced CAD 328 million ($334 million at September 29, 2012 exchange rate) borrowed in connection with the acquisition of Club Penguin Entertainment, Inc. in July 2007. This borrowing bears interest at the Canadian Dealer Offered Rate plus 0.83% (2.12% at September 29, 2012) and matures in 2017.

In July 2008, the Company borrowed JPY 54 billion ($696 million at September 29, 2012 exchange rate). The loan bears interest at Japanese LIBOR plus 0.42% (0.61% at September 29, 2012) and matures in 2013.

In September 2012, the Company refinanced certain UTV borrowings using term loans of 9.4 billion Indian rupees ($177 million at September 29, 2012 exchange rate), with stated interest rates that range from 9.15% to 10.15%, subject to revisions, and which mature in 2015. The Company also arranged for short-term credit facilities of 10.1 billion Indian rupees ($191 million at September 29, 2012 exchange rate) which bear interest rates determined at the time of drawdown. The short-term credit facilities mature in 2013.

Capital Cities/ABC Debt

In connection with the Capital Cities/ABC, Inc. acquisition in 1996, the Company assumed various debt previously issued by Capital Cities/ABC, Inc. At September 29, 2012, the outstanding balance was $112 million, matures in 2021 and has a stated interest rate of 8.75%.

Disneyland Paris Borrowings

As of October 1, 2011, Disneyland Paris had outstanding borrowings of €1.1 billion ($1.4 billion) from Caisse des Dépôts et Consignations (CDC) and €398 million ($541 million) of debt to other third-party lenders. These borrowings had a weighted-average stated interest rate of 4.6% and maturities through 2028. In September 2012, the Company provided Disneyland Paris with €1.3 billion ($1.7 billion) of financing which was used to repay its outstanding third-party bank debt, including the amounts owed to the CDC. The Company incurred a net charge of $24 million on the repayment of the third-party debt which is reported in “Other income/(expense), net” in the fiscal 2012 Consolidated Statement of Income. The repayment of Disneyland Paris third-party debt removed certain of the financial and operating covenants, notably those related to capital expenditures and the payment of royalties and management fees due to the Company.

Hong Kong Disneyland Resort Borrowings

Hong Kong Disneyland Resort has an unsecured loan facility of HK$2.1 billion ($267 million at September 29, 2012 exchange rate) from the HKSAR scheduled to mature on dates through September 12, 2030, however earlier repayment may occur depending on future operations and capital expenditures of the park. The interest rate on this loan is subject to biannual revisions, but is capped at an annual rate of 6.75% (until March 2014), 7.625% (until March 2022) and 8.50% (until September 2030). As of September 29, 2012, the rate on the loans was 3.25%. The reduction in the balance outstanding reflects amounts converted to equity by HKSAR. See Note 6 for further details.

Total borrowings excluding market value adjustments, have the following scheduled maturities:

	Before International Theme Parks Consolidation	International Theme Parks	Total
2013	$3,611	$—	$3,611
2014	1,458	—	1,458
2015	1,223	—	1,223
2016	1,524	23	1,547
2017	1,684	24	1,708
Thereafter	4,248	220	4,468

	$13,748	$267	$14,015

The Company capitalizes interest on assets constructed for its parks, resorts, and other property and on theatrical productions. In 2012, 2011 and 2010, total interest capitalized was $92 million, $91 million and $82 million, respectively. Interest expense, net of capitalized interest, for 2012, 2011 and 2010 was $472 million, $435 million and $456 million, respectively.

9	Income Taxes

	2012	2011	2010
Income Before Income Taxes

Domestic (including U.S. exports)	$8,105	$7,330	$6,074
Foreign subsidiaries	1,155	713	553

	$9,260	$8,043	$6,627

Income Tax Expense / (Benefit)
Current
Federal	$1,975	$1,851	$1,530
State	227	272	236
Foreign	422	521	432

	2,624	2,644	2,198

Deferred
Federal	465	147	307
State	(2)	(6)	(191)

	463	141	116

	$3,087	$2,785	$2,314

	September 29, 2012	October 1, 2011
Components of Deferred Tax Assets and Liabilities
Deferred tax assets
Accrued liabilities	$(3,034)	$(2,806)
Foreign subsidiaries	(579)	(566)
Equity-based compensation	(160)	(323)
Noncontrolling interest net operating losses	(584)	(554)
Other	(361)	(386)

Total deferred tax assets	(4,718)	(4,635)

Deferred tax liabilities
Depreciable, amortizable and other property	4,924	4,959
Licensing revenues	336	301
Leveraged leases	33	38
Other	100	136

Total deferred tax liabilities	5,393	5,434

Net deferred tax liability before valuation allowance	675	799
Valuation allowance	811	580

Net deferred tax liability	$1,486	$1,379

The valuation allowance principally relates to tax attributes of $193 million acquired with UTV and a $584 million deferred tax asset for the noncontrolling interest share of net operating losses at the International Theme Parks. The ultimate recognition of the noncontrolling interest share of the net operating losses, which have an indefinite carryforward period, would not have an impact on net income attributable to Disney as any income tax benefit would be offset by a charge to noncontrolling interests in the income statement.

As of September 29, 2012, the Company had undistributed earnings of foreign subsidiaries of approximately $566 million for which deferred taxes have not been provided. The Company intends to reinvest these earnings for the foreseeable future. If these amounts were distributed to the United States, in the form of dividends or otherwise, the Company would be subject to additional U.S. income taxes. Assuming the permanently reinvested foreign earnings were repatriated under laws and rates applicable at 2012 fiscal year end, the incremental federal tax applicable to the earnings would be approximately $150 million.

A reconciliation of the effective income tax rate to the federal rate is as follows:

	2012	2011	2010
Federal income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	2.0	2.1	2.6
Domestic production activity deduction	(2.5)	(2.3)	(1.7)
Other, including tax reserves and related interest	(1.2)	(0.2)	(1.0)

	33.3%	34.6%	34.9%

The deduction for qualifying domestic production activities is six percent of qualifying net income for fiscal 2008 through 2010 and nine percent for fiscal 2011 and thereafter. Our tax provisions for fiscal years 2012, 2011 and 2010 reflect benefits of $229 million, $183 million and $111 million, respectively, resulting from this deduction.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, excluding the related accrual for interest, is as follows:

	2012	2011	2010
Balance at the beginning of the year	$718	$680	$686
Increases for current year tax positions	85	75	58
Increases for prior year tax positions	26	41	141
Decreases in prior year tax positions	(68)	(17)	(192)
Settlements with taxing authorities	(93)	(61)	(13)

Balance at the end of the year	$668	$718	$680

The year-end 2012, 2011 and 2010 balances include $452 million, $480 million, and $473 million, respectively, that if recognized, would reduce our income tax expense and effective tax rate. These amounts are net of the offsetting benefits from other tax jurisdictions.

As of the end of fiscal 2012, 2011 and 2010, the Company had $209 million, $175 million and $163 million, respectively, in accrued interest and penalties related to unrecognized tax benefits. During 2012, 2011 and 2010, the Company accrued additional interest of $25 million, $17 million and $28 million, respectively, and recorded reductions in accrued interest of $12 million, $13 million and $7 million, respectively, as a result of audit settlements and other prior-year adjustments. The Company’s policy is to report interest and penalties as a component of income tax expense.

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

In the next twelve months, it is reasonably possible that our unrecognized tax benefits could change due to the resolution of tax matters, including payments on the tax matters discussed above. These resolutions and payments could reduce our unrecognized tax benefits by $81 million.

In fiscal 2012, 2011 and 2010, income tax benefits attributable to equity-based compensation transactions exceeded the amounts recorded based on grant date fair value. Accordingly, $120 million, $109 million and $61 million were credited to shareholders’ equity, respectively in these years.

10	Pension and Other Benefit Programs

The Company maintains pension and postretirement medical benefit plans covering most of its employees not covered by union or industry-wide plans. Employees generally hired after January 1, 1987 for certain of our media businesses and other employees generally hired after January 1, 1994 are not eligible for postretirement medical benefits. Pension benefits are generally based on years of service and/or compensation.

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

The following chart summarizes the benefit obligations, assets, funded status and balance sheet impacts associated with the pension and postretirement medical benefit plans based upon the actuarial valuations prepared as of September 29, 2012 and October 1, 2011.

	Pension Plans		Postretirement Medical Plans
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Projected benefit obligations
Beginning obligations	$(9,481)	$(8,084)	$(1,578)	$(1,280)
Service cost	(278)	(293)	(21)	(18)
Interest cost	(440)	(411)	(74)	(66)
Actuarial (loss) / gain	(1,635)	(919)	(107)	(242)
Plan amendments and other	51	8	—	—
Benefits paid	253	218	32	28

Ending obligations	$(11,530)	$(9,481)	$(1,748)	$(1,578)

Fair value of plans’ assets
Beginning fair value	$6,551	$5,684	$302	$311
Actual return on plan assets	972	188	48	11
Contributions	833	926	72	9
Benefits paid	(253)	(218)	(32)	(28)
Expenses and other	(54)	(29)	(2)	(1)

Ending fair value	$8,049	$6,551	$388	$302

Underfunded status of the plans	$(3,481)	$(2,930)	$(1,360)	$(1,276)

Amounts recognized in the balance sheet
Non-current assets	$27	$50	$—	$—
Current liabilities	(24)	(18)	(16)	(15)
Non-current liabilities	(3,484)	(2,962)	(1,344)	(1,261)

	$(3,481)	$(2,930)	$(1,360)	$(1,276)

The components of net periodic benefit cost are as follows:

	Pension Plans			Postretirement Medical Plans
	2012	2011	2010	2012	2011	2010
Service costs	$278	$293	$263	$21	$18	$21
Interest costs	440	411	396	74	66	70
Expected return on plan assets	(514)	(440)	(415)	(23)	(24)	(26)
Amortization of prior year service costs	12	14	14	(2)	(1)	(2)
Recognized net actuarial (gain)/loss	309	230	154	31	9	7

Net periodic benefit cost	$525	$508	$412	$101	$68	$70

Key assumptions are as follows:

	Pension Plans			Postretirement Medical Plans
	2012	2011	2010	2012	2011	2010
Discount rate	3.85%	4.75%	5.25%	3.85%	4.75%	5.25%
Rate of return on plan assets	7.75%	7.75%	7.75%	7.75%	7.75%	7.75%
Rate of salary increase	4.00%	4.00%	4.00%	n/a	n/a	n/a
Year 1 increase in cost of benefits	n/a	n/a	n/a	7.50%	8.00%	8.25%
Rate of increase to which the cost of benefits is assumed to decline (the ultimate trend rate)	n/a	n/a	n/a	4.50%	4.50%	4.75%
Year that the rate reaches the ultimate trend rate	n/a	n/a	n/a	2026	2025	2022

Net periodic benefit cost is based on assumptions determined at the prior-year end measurement date.

Accumulated other comprehensive loss, before tax, as of September 29, 2012 consists of the following amounts that have not yet been recognized in net periodic benefit cost:

	Pension Plans	Postretirement Medical Plans	Total
Unrecognized prior service (cost) / credit	$(28)	$5	$(23)
Unrecognized net actuarial loss	(4,631)	(458)	(5,089)

Total amounts included in accumulated other comprehensive loss	(4,659)	(453)	(5,112)
Prepaid / (accrued) pension cost	1,178	(907)	271

Net balance sheet liability	$(3,481)	$(1,360)	$(4,841)

Amounts included in accumulated other comprehensive loss, before tax, as of September 29, 2012 that are expected to be recognized as components of net periodic benefit cost during fiscal 2013 are:

	Pension Plans	Postretirement Medical Plans	Total
Prior service (cost) / credit	$(10)	$2	$(8)
Net actuarial loss	(418)	(40)	(458)

Total	$(428)	$(38)	$(466)

Plan Funded Status

The projected benefit obligation, accumulated benefit obligation and aggregate fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $10.6 billion, $9.8 billion and $7.1 billion, respectively, as of September 29, 2012 and $8.7 billion, $8.1 billion and $5.7 billion as of October 1, 2011, respectively.

For pension plans with projected benefit obligations in excess of plan assets, the projected benefit obligation and aggregate fair value of plan assets were $10.6 billion and $7.1 billion, respectively, as of September 29, 2012 and $8.7 billion and $5.7 billion as of October 1, 2011, respectively.

The Company’s total accumulated pension benefit obligations at September 29, 2012 and October 1, 2011 were $10.7 billion and $8.8 billion, respectively, of which 97% for both years was vested.

The accumulated postretirement medical benefit obligations and fair value of plan assets for postretirement medical plans with accumulated postretirement medical benefit obligations in excess of plan assets were $1.7 billion and $0.4 billion, respectively, at September 29, 2012 and $1.6 billion and $0.3 billion, respectively, at October 1, 2011.

Plan Assets

A significant portion of the assets of the Company’s defined benefit plans are managed on a commingled basis in a third-party master trust. The investment policy and allocation of the assets in the master trust were approved by the Company’s Investment and Administrative Committee which has oversight responsibility for the Company’s retirement plans. The investment policy ranges for the major asset classes are as follows:

Asset Class	Minimum	Maximum
Equity investments
Small cap	0%	10%
Mid/Large cap	15%	30%
International	7%	37%
Total equity investments	31%	60%

Fixed income investments	20%	40%

Alternative investments
Diversified	0%	10%
Distressed	0%	10%
Private equity/Venture capital	0%	12%
Real estate	0%	15%
Commodity	0%	10%
Total alternative investments	15%	30%

Cash	0%	10%

The primary investment objective for the assets within the master trust is the prudent and cost effective management of assets to satisfy benefit obligations to plan participants. Financial risks are managed through diversification of plan assets, selection of investment managers and through the investment guidelines incorporated in investment management agreements. Assets are monitored to ensure that investment returns are commensurate with risks taken.

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

Following is a description of the valuation methodologies used for assets reported at fair value. There have been no changes in the methodologies used at September 29, 2012 and October 1, 2011.

Level 1 investments are valued based on observable market prices on the last trading day of the year. Investments in common and preferred stocks are valued based on the securities exchange-listed price or a broker’s quote in an active market. Investments in U.S. Treasury securities are valued based on a broker’s quote in an active market.

Level 2 investments in certain government and federal agency bonds, mortgage-backed and asset-backed securities, and corporate bonds are valued using a broker’s quote in a non-active market or an evaluated price based on a compilation of reported market information, such as benchmark yield curves, credit spreads and estimated default rates. Derivative financial instruments are valued based on models that incorporate observable inputs for the underlying securities, such as interest rates. Shares in money market and mutual funds are valued at the net asset value of the shares held by the Plan at year-end based on the fair value of the underlying investments.

Level 3 investments primarily consist of investments in limited partnerships, which are valued based on the master trust’s pro-rata share of partnership holdings as of year-end. The fair values of the underlying investments are estimated using significant unobservable inputs (e.g., discounted cash flow models or relative valuation methods that incorporate comparable market information such as earnings and cash flow multiples from similar publicly traded companies or real estate properties).

The Company’s defined benefit plan assets measured at fair value are summarized by level in the following tables:

	At September 29, 2012
Description	Level 1	Level 2	Level 3	Total	Plan Asset Mix
Equities:
Small cap	$93	$–	$–	$93	1%
Mid cap	261	–	–	261	3%
Large cap (1)	1,485	–	–	1,485	18%
International	1,096	450	–	1,546	18%
Fixed income
Corporate bonds	–	736	–	736	9%
Government and federal agency bonds, notes and mortgage-backed securities	827	910	–	1,737	21%
Mortgage and asset-backed securities	–	212	–	212	3%
Alternative investments
Diversified	83	282	179	544	6%
Distressed	–	–	194	194	2%
Private equity	–	–	545	545	6%
Venture capital	–	–	78	78	1%
Real estate	–	–	328	328	4%
Derivatives and other, net	–	11	–	11	–%
Cash	95	572	–	667	8%

Total	$3,940	$3,173	$1,324	$8,437	100%

	At October 1, 2011
Description	Level 1	Level 2	Level 3	Total	Plan Asset Mix
Equities:
Small cap	$35	$196	$–	$231	3%
Mid cap	208	–	–	208	3%
Large cap (1)	707	267	–	974	14%
International	1,162	260	–	1,422	21%
Fixed income
Corporate bonds	–	673	–	673	10%
Government and federal agency bonds, notes and mortgage-backed securities	440	989	–	1,429	21%
Mortgage and asset-backed securities	2	241	–	243	4%
Alternative investments
Diversified	63	298	171	532	8%
Distressed	–	–	228	228	3%
Private equity	–	–	492	492	7%
Venture capital	–	–	75	75	1%
Real estate	–	–	263	263	4%
Derivatives and other, net	–	10	–	10	–%
Cash	23	50	–	73	1%

Total	$2,640	$2,984	$1,229	$6,853	100%

(1)

Large cap domestic equities include 2.8 million shares of Company common stock valued at $147 million (2% of total plan assets) and $85 million (1% of total plan assets) at 2012 and 2011, respectively.

Changes in Level 3 assets for the years ended September 29, 2012 and October 1, 2011 are as follows:

	Alternative Investments
	Diversified	Distressed	Private Equity	Venture Capital	Real Estate	Total
Balance at October 2, 2010	$166	$196	$377	$59	$179	$977

Additions	7	34	148	10	66	265

Distributions	(6)	(24)	(66)	(3)	(21)	(120)

Unrealized Gain (Loss)	4	22	33	9	39	107

Balance at October 1, 2011	$171	$228	$492	$75	$263	$1,229

Additions	1	19	111	10	75	216

Distributions	(2)	(52)	(65)	(3)	(20)	(142)

Unrealized Gain (Loss)	9	(1)	7	(4)	10	21

Balance at September 29, 2012	$179	$194	$545	$78	$328	$1,324

Uncalled Capital Commitments

Alternative investments held by the master trust include interests in limited partnerships that have rights to make capital calls to the limited partner investors. In such cases, the master trust would be contractually obligated to make a cash capital contribution to the limited partnership at the time of a capital call. At September 29, 2012, the total committed capital still uncalled and unpaid was $512 million.

Plan Contributions

During fiscal 2012, the Company made contributions to its pension and postretirement medical plans totaling $905 million, which included discretionary contributions above the minimum requirements for pension plans. The Company currently expects pension and postretirement medical plan contributions in fiscal 2013 to total approximately $425 million to $475 million. Final minimum funding requirements for fiscal 2013 will be determined based on our January 1, 2013 funding actuarial valuation which will be available by the end of the fourth quarter of fiscal 2013.

Estimated Future Benefit Payments

The following table presents estimated future benefit payments for the next ten fiscal years:

	Pension Plans	Postretirement Medical Plans(1)
2013	$ 373	$ 43
2014	333	46
2015	358	49
2016	382	52
2017	416	56
2018 – 2022	2,463	349

(1)	Estimated future benefit payments are net of expected Medicare subsidy receipts of $70 million.

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

Equity Securities	9% – 12%
Debt Securities	4% – 6%
Alternative Investments	6% – 13%

Healthcare cost trend rate — The Company reviews external data and its own historical trends for healthcare costs to determine the healthcare cost trend rates for the postretirement medical benefit plans. For the 2012 actuarial valuation, we assumed a 7.50% annual rate of increase in the per capita cost of covered healthcare claims with the rate decreasing in even increments over fourteen years until reaching 4.50%.

Sensitivity — A one percentage point (ppt) change in the key assumptions would have had the following effects on the projected benefit obligations for pension and postretirement medical plans as of September 29, 2012 and on cost for fiscal 2013:

	Discount Rate		Expected Long-Term Rate of Return On Assets	Assumed Healthcare Cost Trend Rate
Increase/(decrease)	Benefit Expense	Projected Benefit Obligations	Benefit Expense	Net Periodic Postretirement Medical Cost	Projected Benefit Obligations
1 ppt decrease	$265	$2,297	$82	$(41)	$(254)
1 ppt increase	(226)	(1,955)	(82)	57	318

Multiemployer Pension Plans

The Company participates in a number of multiemployer pension plans under union and industry-wide collective bargaining agreements that cover our union-represented employees and expenses its contributions to these plans as incurred. These plans generally provide for retirement, death and/or termination benefits for eligible employees within the applicable collective bargaining units, based on specific eligibility/participation requirements, vesting periods and benefit formulas. The risks of participating in these multiemployer plans are different from single-employer plans in the following respects:

•	Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers.

•	If a participating employer stops contributing to the multiemployer plan, the unfunded obligations of the plan may become the obligation of the remaining participating employers.

•

If the Company chooses to stop participating in some of these multiemployer plans, the Company may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

The Company also participates in several multiemployer health and welfare plans that cover both active and retired employees. Health care benefits are provided to participants who meet certain eligibility requirements as covered under the applicable collective bargaining unit.

The following table sets forth our fiscal year contributions to multiemployer pension plans and multiemployer health and welfare plans that were expensed during the fiscal years 2012, 2011 and 2010, respectively.

	2012	2011	2010
Pension plans	$91	$86	$80
Health & welfare plans	140	119	117

Total contributions	$231	$205	$197

Defined Contribution Plans

The Company has savings and investment plans that allow eligible employees to allocate up to 50% of their salary through payroll deductions depending on the plan in which the employee participates. The Company matches 50% of the employee’s pre-tax contribution up to plan limits. Effective January 1, 2012, the Company adopted new defined contribution retirement plans for employees who begin service after December 31, 2011 and are not eligible to participate in the defined benefit pension plans. In general, the Company contributes from 3% to 9% of an employee’s compensation depending on the employee’s age and years of service with the Company up to plan limits. In fiscal 2012, 2011 and 2010, the costs of these plans were $63 million, $59 million and $54 million, respectively.

11 Equity

As of the filing date of this report, the Board of Directors had not yet declared a dividend related to fiscal 2012. The Company paid a $0.60 per share dividend ($1.1 billion) during the second quarter of fiscal 2012 related to fiscal 2011. The Company paid a $0.40 per share dividend ($756 million) during the second quarter of fiscal 2011 related to fiscal 2010. The Company paid a $0.35 per share dividend ($653 million) during the second quarter of fiscal 2010 related to fiscal 2009.

During fiscal 2012, the Company repurchased 72 million shares of its common stock for approximately $3.0 billion. During fiscal 2011, the Company repurchased 135 million shares of its common stock for approximately $5.0 billion. During fiscal 2010, the Company repurchased 80 million shares of Disney common stock for $2.7 billion. On March 22, 2011, the Company’s Board of Directors increased the amount of shares that can be repurchased to 400 million shares as of that date. As of September 29, 2012, the Company had remaining authorization in place to repurchase 232 million additional shares. The repurchase program does not have an expiration date.

The following table summarizes the changes in each component of accumulated other comprehensive loss, net of tax(1) in Disney’s shareholders’ equity:

	Market Value Adjustments		Unrecognized Pension and Post- retirement Medical Expense	Foreign Currency Translation and Other	Accumulated Other Comprehensive Income, net of tax
	Investments	Cash Flow Hedges
Balance at Oct 3, 2009	$(2)	$20	$(1,767)	$105	$(1,644)
Unrealized gains (losses) arising during the period	8	(118)	(208)	(25)	(343)
Reclassifications of realized net (gains) losses to net income	1	(4)	109	—	106

Balance at Oct 2, 2010	7	(102)	(1,866)	80	(1,881)
Unrealized gains (losses) arising during the period	2	(72)	(915)	(37)	(1,022)
Reclassifications of realized net (gains) losses to net income	(3)	120	156	—	273

Balance at Oct 1, 2011	6	(54)	(2,625)	43	(2,630)
Unrealized gains (losses) arising during the period	4	38	(829)	(60)	(847)
Reclassifications of realized net (gains) losses to net income	(7)	(36)	220	34	211

Balance at Sept 29, 2012	$3	$(52)	$(3,234)	$17	$(3,266)

(1)	Accumulated other comprehensive income (loss) and components of other comprehensive income (loss) are recorded net of tax using a 37% estimated statutory tax rate.

12 Equity-Based Compensation

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

Stock options are generally granted at exercise prices equal to or exceeding the market price at the date of grant and become exercisable ratably over a four-year period from the grant date. The following table summarizes contractual terms for our stock option grants:

Grant dates	Contractual Term
Prior to January 2005	10 years
January 2005 through December 2010	7 years
After December 2010	10 years

At the discretion of the Compensation Committee of the Company’s Board of Directors, options can occasionally extend up to 15 years after date of grant.

The following table summarizes vesting terms for our RSUs:

Grant dates	Vesting Terms
RSUs:
Prior to January 2009	50% on each of the second and fourth anniversaries of the grant date

Effective January 2009	Ratably over four years

Performance RSUs:
Prior to January 2010	50% on each of the second and fourth anniversaries of the grant date subject to achieving market and/or performance conditions

Effective January 2010	Fully after three years, subject to achieving market and/or performance conditions

Starting March 2009 for our primary plan, each share granted subject to a stock option award reduces the number of shares available by one share while each share granted subject to a RSU award reduces the number of shares available by two shares. In March 2011, shareholders of the Company approved the 2011 Stock Incentive Plan, which increased the number of shares authorized to be awarded as grants by 64 million shares. In March 2012, shareholders of the Company approved an amendment to the 2011 Stock Incentive Plan, which increased the number of shares authorized to be awarded as grants by an incremental 15 million shares. As of September 29, 2012, the maximum number of shares available for issuance (assuming all the awards are in the form of stock options) was approximately 133 million shares and the number available for issuance assuming all awards are in the form of RSUs was approximately 67 million shares. The Company satisfies stock option exercises and vesting of RSUs with newly issued shares. Stock options and RSUs are generally forfeited by employees who terminate prior to vesting.

Each year, during the second quarter, the Company awards stock options and restricted stock units to a broad-based group of management and creative personnel. The fair value of options is estimated based on the binomial valuation model. The binomial valuation model takes into account variables such as volatility, dividend yield, and the risk-free interest rate. The binomial valuation model also considers the expected exercise multiple (the multiple of exercise price to grant price at which exercises are expected to occur on average) and the termination rate (the probability of a vested option being cancelled due to the termination of the option holder) in computing the value of the option.

In fiscal years 2012, 2011 and 2010, the weighted average assumptions used in the option-valuation model were as follows:

	2012	2011	2010
Risk-free interest rate	2.0%	3.2%	3.5%
Expected volatility	31%	28%	32%
Dividend yield	1.56%	1.15%	1.41%
Termination rate	2.7%	2.5%	2.5%
Exercise multiple	1.41	1.40	1.40

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

Compensation expense for RSUs and stock options is recognized ratably over the service period of the award. Compensation expense for RSUs is based on the market price of the shares underlying the awards on the grant date. Compensation expense for Performance RSUs reflects the estimated probability that the market and/or performance conditions will be met. Effective January 2010, equity-based award grants generally provide continued vesting, in the event of termination, for employees that reach age 60 or greater, have at least ten years of service and have held the award for at least one year.

The impact of stock options/rights and RSUs on income for fiscal 2012, 2011 and 2010 was as follows:

	2012	2011	2010
Stock option/rights compensation expense (1)	$115	$133	$142
RSU compensation expense	310	300	249

Total equity-based compensation expense (2)	425	433	391
Tax impact	(145)	(151)	(145)

Reduction in net income	$280	$282	$246

Equity-based compensation expense capitalized during the period	$56	$66	$79

Tax benefit reported in cash flow from financing activities	$122	$124	$76

(1)	Includes stock appreciation rights issued in connection with the acquisition of Playdom
(2)

Equity-based compensation expense is net of capitalized equity-based compensation and excludes amortization of previously capitalized equity-based compensation costs. Amortization of previously capitalized equity-based compensation totaled $59 million, $57 million and $131 million in fiscal 2012, 2011 and 2010, respectively.

The following table summarizes information about stock option transactions (shares in millions):

	2012
	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	82	$29.20
Awards forfeited	(3)	31.39
Awards granted	11	39.13
Awards exercised	(36)	27.77
Awards expired/cancelled	—	—

Outstanding at end of year	54	32.02

Exercisable at end of year	26	28.82

The following tables summarize information about stock options vested and expected to vest at September 29, 2012 (shares in millions):

	Vested
Range of Exercise Prices	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Years of Contractual Life
$ 0 — $ 20	2	$18.07	2.1
$ 21 — $ 25	5	22.72	2.2
$ 26 — $ 30	10	28.99	2.6
$ 31 — $ 35	8	33.17	3.1
$ 36 — $ 45	1	39.63	8.3

	26

	Expected to Vest
Range of Exercise Prices	Number of Options (1)	Weighted Average Exercise Price	Weighted Average Remaining Years of Contractual Life
$ 0 — $ 25	2	$20.78	3.3
$ 26 — $ 30	3	28.61	3.1
$ 31 — $ 35	4	31.18	7.3
$ 36 — $ 40	14	39.12	8.9
$ 41 — $ 50	1	46.28	9.6

	24

(1)	Number of options expected to vest is total unvested options less estimated forfeitures.

The following table summarizes information about RSU transactions (shares in millions):

	2012
	Units	Weighted Average Grant-Date Fair Value
Unvested at beginning of year	32	$32.34
Granted	10	39.39
Vested	(12)	30.63
Forfeited	(3)	32.80

Unvested at end of year	27	35.49

RSU grants totaled 10 million, 13 million, and 15 million in 2012, 2011 and 2010, respectively, and include 0.6 million shares, 0.4 million shares and 0.4 million shares of Performance RSUs in 2012, 2011 and 2010, respectively. Approximately 2.4 million of the unvested RSUs as of September 29, 2012 are Performance RSUs.

The weighted average grant-date fair values of options granted during 2012, 2011, and 2010 were $10.65, $10.96, and $9.43, respectively. The total intrinsic value (market value on date of exercise less exercise price) of options exercised and RSUs vested during 2012, 2011, and 2010 totaled $1,033 million, $969 million, and $830 million, respectively. The aggregate intrinsic values of stock options vested and expected to vest at September 29, 2012 were $614 million and $424 million, respectively.

As of September 29, 2012, there was $158 million of unrecognized compensation cost related to unvested stock options and $573 million related to unvested RSUs. That cost is expected to be recognized over a weighted-average period of 1.7 years for stock options and 1.7 years for RSUs.

Cash received from option exercises for 2012, 2011 and 2010 was $1,008 million, $1,128 million, and $1,133 million, respectively. Tax benefits realized from tax deductions associated with option exercises and RSU activity for 2012, 2011 and 2010 totaled $360 million, $342 million, and $290 million, respectively.

13 Detail of Certain Balance Sheet Accounts

	September 29, 2012	October 1, 2011
Current receivables
Accounts receivable	$6,313	$5,947
Other	388	496
Allowance for doubtful accounts	(161)	(261)

	$6,540	$6,182

Other current assets
Prepaid expenses	$469	$449
Other	335	185

	$804	$634

Parks, resorts and other property, at cost
Attractions, buildings and improvements	$19,678	$17,662
Leasehold improvements	696	650
Furniture, fixtures and equipment	14,317	13,476
Land improvements	3,891	3,727

	38,582	35,515
Accumulated depreciation	(20,687)	(19,572)
Projects in progress	2,453	2,625
Land	1,164	1,127

	$21,512	$19,695

Intangible assets
Copyrights and other character intangibles	$3,197	$3,202
Other amortizable intangible assets	603	501
Accumulated amortization	(745)	(542)

Net amortizable intangible assets	3,055	3,161
FCC licenses	722	722
Trademarks	1,218	1,218
Other indefinite lived intangible assets	20	20

	$5,015	$5,121

Other non-current assets
Receivables	$1,645	$1,683
Prepaid expenses	194	177
Other	449	754

	$2,288	$2,614

Accounts payable and other accrued liabilities
Accounts payable	$4,619	$4,546
Payroll and employee benefits	1,521	1,468
Other	253	348

	$6,393	$6,362

	September 29, 2012	October 1, 2011
Other long-term liabilities
Deferred revenues	$220	$233
Capital lease obligations	284	288
Program licenses and rights	59	99
Participation and residual liabilities	348	342
Pension and postretirement medical plan liabilities	4,828	4,223
Other (1)	1,440	1,610

	$7,179	$6,795

(1)	Includes unrecognized tax benefits.

14  Commitments and Contingencies

Commitments

The Company has various contractual commitments for broadcast rights for sports, feature films and other programming, aggregating to approximately $42.8 billion, including approximately $0.6 billion for available programming as of September 29, 2012, and approximately $40.7 billion related to sports programming rights, primarily NFL, college football (including college bowl games) and basketball conferences, NBA, NASCAR, and MLB.

The Company has entered into operating leases for various real estate and equipment needs, including retail outlets and distribution centers for consumer products, broadcast equipment, and office space for general and administrative purposes. Rental expense for operating leases during fiscal 2012, 2011, and 2010, including common-area maintenance and contingent rentals, was $863 million, $820 million, and $742 million, respectively.

The Company also has contractual commitments for creative talent and employment agreements and unrecognized tax benefits. Creative talent and employment agreements include obligations to actors, producers, sports, television and radio personalities, and executives.

Contractual commitments for broadcast programming rights, future minimum lease payments under non-cancelable operating leases, and creative talent and other commitments totaled $49.7 billion at September 29, 2012, payable as follows:

	Broadcast Programming	Operating Leases	Other	Total
2013	$4,798	$471	$2,168	$7,437
2014	5,061	378	716	6,155
2015	4,288	295	413	4,996
2016	4,221	225	229	4,675
2017	3,799	163	122	4,084
Thereafter	20,613	791	967	22,371

	$42,780	$2,323	$4,615	$49,718

The Company has assets under non-cancelable capital leases, primarily for land and broadcast equipment, which had gross carrying values of $559 million and $531 million at September 29, 2012 and October 1, 2011, respectively. Accumulated amortization related to these capital leases totaled $167 million and $127 million at September 29, 2012 and October 1, 2011, respectively. Future payments under these leases as of September 29, 2012 are as follows:

2013	$61
2014	52
2015	62
2016	31
2017	25
Thereafter	529

Total minimum obligations	$760
Less amount representing interest	(459)

Present value of net minimum obligations	301
Less current portion	(17)

Long-term portion	$284

Contractual Guarantees

The Company has guaranteed bond issuances by the Anaheim Public Authority that were used by the City of Anaheim to finance construction of infrastructure and a public parking facility adjacent to the Disneyland Resort. Revenues from sales, occupancy and property taxes from the Disneyland Resort and non-Disney hotels are used by the City of Anaheim to repay the bonds. In the event of a debt service shortfall, the Company will be responsible to fund the shortfall. As of September 29, 2012, the remaining debt service obligation guaranteed by the Company was $351 million, of which $82 million was principal. To the extent that tax revenues exceed the debt service payments in subsequent periods, the Company would be reimbursed for any previously funded shortfalls. To date, tax revenues have exceeded the debt service payments for Anaheim bonds.

Legal Matters

Celador International Ltd. v. American Broadcasting Companies, Inc. On May 19, 2004, an affiliate of the creator and licensor of the television program, “Who Wants to be a Millionaire,” filed an action against the Company and certain of its subsidiaries, including American Broadcasting Companies, Inc. and Buena Vista Television, LLC, alleging it was damaged by defendants improperly engaging in certain intra-company transactions and charging merchandise distribution expenses, resulting in an underpayment to the plaintiff. On July 7, 2010, the jury returned a verdict for breach of contract against certain subsidiaries of the Company, awarding plaintiff damages of $269.4 million. The Company has stipulated with the plaintiff to an award of prejudgment interest of $50 million, which amount will be reduced pro rata should the Court of Appeals reduce the damages amount. On December 21, 2010, the Company’s alternative motions for a new trial and for judgment as a matter of law were denied. Although we cannot predict the ultimate outcome of this lawsuit, the Company believes the jury’s verdict is in error and is vigorously pursuing its position on appeal, notice of which was filed by the Company on January 14, 2011. On or about January 28, 2011, plaintiff filed a notice of cross-appeal. On October 10, 2012, oral argument on the appeals was held. The Company has determined that it does not have a probable loss under the applicable accounting standard relating to probability of loss for recording a reserve with respect to this litigation and therefore has not recorded a reserve.

Beef Products, Inc. v. American Broadcasting Companies, Inc. On September 13, 2012, plaintiffs filed an action in South Dakota state court against certain subsidiaries and employees of the Company and others, asserting claims for defamation arising from alleged false statements and implications, statutory and common law product disparagement, and tortious interference with existing and prospective business relationships. The claims arise out of ABC News reports published in March and April 2012 that discussed the subject of labeling requirements for production processes related to a product one plaintiff produces that is added to ground beef before sale to consumers. Plaintiffs seek actual and consequential damages in excess of $400 million, statutory damages (including treble damages) pursuant to South Dakota’s Agricultural Food Products Disparagement Act, and punitive damages. On October 24, 2012, the Company removed the action to the United States District Court for the District of South Dakota, and on October 31, 2012, the Company moved to dismiss all claims.

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

Long-Term Receivables and the Allowance for Credit Losses

The Company has accounts receivable with original maturities greater than one year in duration principally related to sales of program rights in the television syndication markets within the Media Networks segment and vacation ownership units within the Parks and Resorts segment. Allowances for credit losses are established against these receivables as necessary.

The Company estimates the allowance for credit losses related to receivables for the sale of syndicated programming based upon a number of factors, including historical experience, and an ongoing review of the financial condition of individual companies with which we do business. The balance of syndication receivables recorded in other non-current assets, net of an immaterial allowance for credit losses, was $0.9 billion as of September 29, 2012. The activity in fiscal 2012 related to the allowance for credit losses was not material.

The Company estimates the allowance for credit losses related to receivables for sales of its vacation ownership units based primarily on historical collection experience. Projections of uncollectible amounts are also based on consideration of the economic environment and the age of receivables. The balance of mortgage receivables recorded in other non-current assets, net of a related allowance for credit losses of approximately 3%, was approximately $0.7 billion as of September 29, 2012. The activity in fiscal 2012 related to the allowance for credit losses was not material.

15 Fair Value Measurement

The Company’s assets and liabilities measured at fair value are summarized in the following table by the type of inputs applicable to the fair value measurements. See Note 10 for the definitions of fair value and each level within the fair value hierarchy.

	Fair Value Measurements at September 29, 2012
Description	Level 1	Level 2	Level 3	Total
Assets
Investments	$86	$–	$–	$86
Derivatives (1)
Interest rate	–	239	–	239
Foreign exchange	–	390	–	390
Liabilities
Derivatives (1)
Foreign exchange	–	(235)	–	(235)

Total recorded at fair value	$86	$394	$–	$480

Fair value of borrowings	$–	$13,493	$1,653	$15,146

	Fair Value Measurements at October 1, 2011
Description	Level 1	Level 2	Level 3	Total
Assets
Investments	$143	$43	$–	$186
Derivatives (1)
Interest rate	–	214	–	214
Foreign exchange	–	498	–	498
Residual Interests	–	–	40	40
Liabilities
Derivatives (1)
Interest rate	–	(18)	–	(18)
Foreign exchange	–	(262)	–	(262)

Total recorded at fair value	$143	$475	$40	$658

Fair value of borrowings	$–	$11,081	$3,070	$14,151

(1)

The Company has a master netting arrangement by counterparty with respect to certain derivative contracts. Contracts in a liability position totaling $153 million and $167 million have been netted against contracts in an asset position in the Consolidated Balance Sheets at September 29, 2012 and October 1, 2011, respectively.

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

The Company’s financial instruments also include cash, cash equivalents, receivables and account payable. The carrying values of these financial instruments approximate the fair values.

The Company also has assets and liabilities that are required to be recorded at fair value on a non-recurring basis when certain circumstances occur. During fiscal years 2012 and 2011, the Company recorded impairment charges of $121 million and $46 million, respectively, on film productions. These impairment charges are reported in “Costs and expenses” in the Consolidated Statements of Income. The film impairment charges reflected the excess of the unamortized cost of the films over the estimated fair value using discounted cash flows. The discounted cash flow analysis is a level 3 valuation technique. The aggregate carrying values of the films for which we prepared the fair value analyses were $172 million and $86 million as of September 29, 2012 and October 1, 2011, respectively.

Transfers of Financial Assets

Through December 4, 2008, the Company sold mortgage receivables arising from sales of its vacation ownership units under a facility that expired on December 4, 2008 and was not renewed. The Company continued to service the sold receivables and had a residual interest in those receivables. On June 5, 2012, the Company repurchased these receivables for the outstanding principal balance of $191 million which approximated fair value.

Credit Concentrations

The Company continually monitors its positions with, and the credit quality of, the financial institutions that are counterparties to its financial instruments and does not anticipate nonperformance by the counterparties.

The Company does not expect that it would realize a material loss, based on the fair value of its derivative financial instruments as of September 29, 2012, in the event of nonperformance by any single derivative counterparty. The Company enters into transactions only with derivative counterparties that have a credit rating of A- or better. The Company’s current policy regarding agreements with derivative counterparties is generally to require collateral in the event credit ratings fall below A- or in the event aggregate exposures exceed limits as defined by contract. In addition, the Company limits the amount of investment credit exposure with any one institution.

The Company does not have material cash and cash equivalent balances with financial institutions that have a credit rating of less than investment grade. As of September 29, 2012, the Company’s balances that exceeded 10% of cash and cash equivalents with individual financial institutions were 44% of total cash and cash equivalents compared to 41% as of October 1, 2011.

The Company’s trade receivables and financial investments do not represent a significant concentration of credit risk at September 29, 2012 due to the wide variety of customers and markets into which the Company’s products are sold, their dispersion across geographic areas, and the diversification of the Company’s portfolio among issuers.

16   Derivative Instruments

The Company manages its exposure to various risks relating to its ongoing business operations according to a risk management policy. The primary risks managed with derivative instruments are interest rate risk and foreign exchange risk.

The following tables summarize the gross fair value of the Company’s derivative positions as of September 29, 2012 and October 1, 2011:

	As of September 29, 2012
	Current Assets	Other Assets	Other Accrued Liabilities	Other Long- Term Liabilities
Derivatives designated as hedges
Foreign exchange	$84	$30	$(94)	$(50)
Interest rate	1	238	–	–
Derivatives not designated as hedges
Foreign exchange	258	18	(91)	–

Gross fair value of derivatives	343	286	(185)	(50)
Counterparty netting	(117)	(36)	117	36

Total Derivatives (1)	$226	$250	$(68)	$(14)

	As of October 1, 2011
	Current Assets	Other Assets	Other Accrued Liabilities	Other Long- Term Liabilities
Derivatives designated as hedges
Foreign exchange	$133	$33	$(100)	$(90)
Interest rate	1	213	–	–
Derivatives not designated as hedges
Foreign exchange	103	229	(51)	(21)
Interest rate	–	–	–	(18)

Gross fair value of derivatives	237	475	(151)	(129)
Counterparty netting	(111)	(56)	111	56

Total Derivatives (1)	$126	$419	$(40)	$(73)

(1)	Refer to Note 15 for further information on derivative fair values and counterparty netting.

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

The Company designates pay-floating interest rate swaps as fair value hedges of fixed-rate borrowings effectively converting fixed-rate borrowings to variable rate borrowings indexed to LIBOR. As of September 29, 2012 and October 1, 2011, the total notional amount of the Company’s pay-floating interest rate swaps was $3.1 billion and $1.2 billion, respectively. The following table summarizes adjustments related to fair value hedges included in net interest expense in the Consolidated Statements of Income.

	2012	2011
Gain (loss) on interest rate swaps	$23	$17
Gain (loss) on hedged borrowings	(23)	(17)

The Company may designate pay-fixed interest rate swaps as cash flow hedges of interest payments on floating-rate borrowings. Pay-fixed swaps effectively convert floating rate borrowings to fixed-rate borrowings. The unrealized gains or losses from these cash flow hedges are deferred in accumulated other comprehensive income (AOCI) and recognized in interest expense as the interest payments occur. The Company did not have pay-fixed interest rate swaps that were designated as cash flow hedges of interest payments at September 29, 2012 nor at October 1, 2011.

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

The Company designates foreign exchange forward and option contracts as cash flow hedges of firmly committed and forecasted foreign currency transactions. As of September 29, 2012 and October 1, 2011, the notional amounts of the Company’s net foreign exchange cash flow hedges were $4.6 billion and $3.6 billion, respectively. Mark-to-market gains and losses on these contracts are deferred in AOCI and are recognized in earnings when the hedged transactions occur, offsetting changes in the value of the foreign currency transactions. Gains and losses recognized related to ineffectiveness for the years ended September 29, 2012 and October 1, 2011 were not material. Net deferred losses recorded in AOCI for contracts that will mature in the next twelve months totaled $10 million.

Foreign exchange risk management contracts with respect to foreign currency assets and liabilities are not designated as hedges and do not qualify for hedge accounting. The notional amounts of these foreign exchange contracts at September 29, 2012 and October 1, 2011 were $4.1 billion and $2.6 billion, respectively. The following table summarizes the net gains or losses recognized in costs and expenses on the economic exposures associated with foreign currency exchange rates and the offsetting net gains or losses on the related foreign exchange contracts for the years ended September 29, 2012 and October 1, 2011:

	2012	2011
Net gains (losses) on the economic exposures related to foreign currency exchange contracts	$(72)	$(25)
Net gains (losses) on related foreign exchange contracts not designated as hedges	9	24

Net gains (losses) recognized in costs and expenses (1)	$(63)	$(1)

(1)

Gross gains or losses on exchange hedge contracts may include interest rate or other non-foreign currency related components which impact the fair value of the contracts, and which do not impact the foreign currency assets and liabilities which they are intended to offset

Commodity Price Risk Management

The Company is subject to the volatility of commodities prices and designates certain commodity forward contracts as cash flow hedges of forecasted commodity purchases. Mark-to-market gains and losses on these contracts are deferred in AOCI and are recognized in earnings when the hedged transactions occur, offsetting changes in the value of commodity purchases. The fair value of commodity hedging contracts was not material at September 29, 2012 nor at October 1, 2011.

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

At October 1, 2011, the notional amount of pay fixed interest rate swaps not designated as hedges was $184 million. On June 5, 2012, the Company terminated these pay fixed interest rate swaps in connection with the repurchase of securitized vacation ownership mortgage receivables. For fiscal years 2012 and 2011, gains or losses recognized in income on these risk management contracts were not material. As of September 29, 2012 and October 1, 2011, the notional amount of commodity swap contracts not designated as hedges was not material.

Contingent Features

The Company’s derivative financial instruments may require the Company to post collateral in the event that a net liability position with a counterparty exceeds limits defined by contract and that vary with the Company’s credit rating. If the Company’s credit ratings were to fall below investment grade, such counterparties would also have the right to terminate our derivative contracts, which could lead to a net payment to or from the Company for the aggregate net value by counterparty of our derivative contracts. The aggregate fair value of derivative instruments with credit-risk-related contingent features in a net liability position by counterparty were $82 million and $114 million on September 29, 2012 and October 1, 2011, respectively.

17   Restructuring and Impairment Charges

The Company recorded $78 million of restructuring charges during fiscal 2012 primarily for severance and related costs of organizational and cost structure initiatives, across various of our businesses and impairment charges of $22 million primarily for the write-off of an intellectual property intangible asset.

The Company recorded $55 million of restructuring and impairment charges during fiscal 2011 for severance and facilities costs related to organizational and cost structure initiatives primarily at our Studio Entertainment ($33 million) and Interactive ($22 million) segments.

The Company recorded $270 million of restructuring and impairment charges during fiscal 2010 related to organizational and cost structure initiatives primarily at our Studio Entertainment ($151 million) and Media Networks ($95 million) segments. Impairment charges of $132 million consisted of write offs of capitalized costs primarily related to abandoned film projects, the closure of a studio production facility and the closure of five ESPN Zone locations. Restructuring charges of $138 million were primarily severance and other costs.

18   Subsequent Events

Lucasfilm

On October 30, 2012, the Company announced an agreement to acquire Lucasfilm Ltd. (Lucasfilm). Under the terms of the agreement and based on the closing price of Disney stock on October 26, 2012, the transaction value is approximately $4.05 billion. The Company will issue up to 40.4 million shares at closing, with the remaining transaction value paid in cash to be determined based on post-closing balance sheet adjustments. The acquisition is subject to regulatory approval and other customary closing conditions and is expected to close in fiscal 2013.

Hulu

On October 5, 2012, Hulu LLC (Hulu) redeemed Providence Equity Partners’ 10% equity interest for $200 million increasing the Company’s ownership interest from 29% to 32%. In connection with the transaction, Hulu incurred a charge of approximately $134 million primarily related to employee equity-based compensation. Accordingly, the Company will incur its share of the charge of $53 million in the first quarter of fiscal 2013. The Company has guaranteed $107 million of Hulu’s $338 million five-year term loan which was used by Hulu to finance the transaction. The Company will continue to account for its interest in Hulu as an equity method investment.

ESPN STAR Sports

On November 7, 2012, the Company sold its 50% equity interest in ESPN STAR Sports (ESS) to the joint venture partner of ESS for $335 million. The Company will recognize a gain of approximately $220 million ($165 million after tax) in the first quarter of fiscal 2013. ESPN had previously jointly guaranteed approximately $0.8 billion in programming rights obligations of ESS. As a result of the sale, ESPN will no longer guarantee these obligations.

QUARTERLY FINANCIAL SUMMARY

(In millions, except per share data)

(unaudited)	Q1(1)	Q2 (2)	Q3 (3)	Q4 (4)
2012
Revenues	$10,779	$9,629	$11,088	$10,782
Net income	1,521	1,226	2,036	1,390
Net income attributable to Disney	1,464	1,143	1,831	1,244
Earnings per share:
Diluted	$0.80	$0.63	$1.01	$0.68
Basic	0.81	0.64	1.02	0.69

2011
Revenues	$10,716	$9,077	$10,675	$10,425
Net income	1,334	1,010	1,663	1,251
Net income attributable to Disney	1,302	942	1,476	1,087
Earnings per share:
Diluted	$0.68	$0.49	$0.77	$0.58
Basic	0.69	0.50	0.78	0.59

(1)

Results for the first quarter of fiscal 2011 include gains on the sales of Miramax and BASS (together $0.02 per diluted share) and restructuring and impairment charges (collectively $0.01 per diluted share).

(2)

Results for the second quarter of fiscal 2012 include a non-cash gain on the Company’s existing equity investment in UTV which arose in connection with the acquisition of a controlling interest in UTV ($0.06 per diluted share) and restructuring and impairment charges ($0.01 per diluted share).

(3)	The third quarter of fiscal 2011 include restructuring and impairment charges ($0.01 per diluted share).

(4)

Results for the fourth quarter of fiscal 2012 include the Lehman recovery ($0.03 per diluted share) offset by restructuring and impairment charges ($0.02 per diluted share) and the DLP debt charge (rounds to $0.00 per diluted share) which, including the impact of rounding, collectively had no net impact on earnings per share.