Form 10-Q
period 2012-12-29
WALT DISNEY CO/
filed 2013-02-05
CIK 1001039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended	Commission File Number 1-11605
December 29, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer (do not check if smaller reporting company)	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
There were 1,805,436,313 shares of common stock outstanding as of January 30, 2013.

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements
THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited; in millions, except per share data)

	Quarter Ended
	December 29, 2012	December 31, 2011
Revenues	$11,341	$10,779
Costs and expenses	(9,249)	(8,587)
Restructuring and impairment charges	—	(6)
Other income/(expense), net	(102)	—
Net interest expense	(72)	(90)
Equity in the income of investees	110	145
Income before income taxes	2,028	2,241
Income taxes	(590)	(720)
Net income	1,438	1,521
Less: Net income attributable to noncontrolling interests	(56)	(57)
Net income attributable to The Walt Disney Company (Disney)	$1,382	$1,464

Earnings per share attributable to Disney:
Diluted	$0.77	$0.80
Basic	$0.78	$0.81

Weighted average number of common and common equivalent shares outstanding:
Diluted	1,800	1,824
Basic	1,777	1,798
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited; in millions)

	Quarter Ended
	December 29, 2012	December 31, 2011
Net income	$1,438	$1,521
Other comprehensive income (loss), net of tax:
Market value adjustments for investments	17	2
Market value adjustments for hedges	59	30
Pension and postretirement medical plan adjustments	73	55
Foreign currency translation and other	2	(37)
Other comprehensive income (loss)	151	50
Comprehensive income	1,589	1,571
Less: Net income attributable to noncontrolling interests	(56)	(57)
Less: Other comprehensive (income) loss attributable to noncontrolling interests	(13)	6
Comprehensive income attributable to Disney	$1,520	$1,520
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited; in millions, except per share data)

	December 29, 2012	September 29, 2012
ASSETS
Current assets
Cash and cash equivalents	$3,207	$3,387
Receivables	7,315	6,540
Inventories	1,440	1,537
Television costs and advances	864	676
Deferred income taxes	762	765
Other current assets	734	804
Total current assets	14,322	13,709
Film and television costs	4,811	4,541
Investments	2,622	2,723
Parks, resorts and other property, at cost
Attractions, buildings and equipment	39,351	38,582
Accumulated depreciation	(21,186)	(20,687)
	18,165	17,895
Projects in progress	2,336	2,453
Land	1,170	1,164
	21,671	21,512
Intangible assets, net	7,532	5,015
Goodwill	27,433	25,110
Other assets	2,251	2,288
Total assets	$80,642	$74,898

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and other accrued liabilities	$6,767	$6,393
Current portion of borrowings	4,815	3,614
Unearned royalties and other advances	2,916	2,806
Total current liabilities	14,498	12,813

Borrowings	12,633	10,697
Deferred income taxes	2,854	2,251
Other long-term liabilities	7,287	7,179
Commitments and contingencies (Note 11)
Equity
Preferred stock, $.01 par value Authorized – 100 million shares, Issued – none	—	—
Common stock, $.01 par value Authorized – 4.6 billion shares, Issued – 2.8 billion shares	32,662	31,731
Retained earnings	43,022	42,965
Accumulated other comprehensive loss	(3,128)	(3,266)
	72,556	71,430
Treasury stock, at cost, 1.0 billion shares	(31,540)	(31,671)
Total Disney Shareholders' equity	41,016	39,759
Noncontrolling interests	2,354	2,199
Total equity	43,370	41,958
Total liabilities and equity	$80,642	$74,898
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in millions)

	Quarter Ended
	December 29, 2012	December 31, 2011
OPERATING ACTIVITIES
Net income	$1,438	$1,521
Depreciation and amortization	514	485
Gain on disposition	(219)	—
Deferred income taxes	(236)	(14)
Equity in the income of investees	(110)	(145)
Cash distributions received from equity investees	192	161
Net change in film and television costs and advances	(187)	(256)
Equity-based compensation	100	100
Other	86	148
Changes in operating assets and liabilities:
Receivables	(934)	(643)
Inventories	95	52
Other assets	42	23
Accounts payable and other accrued liabilities	(314)	(373)
Income taxes	677	675
Cash provided by operations	1,144	1,734

INVESTING ACTIVITIES
Investments in parks, resorts and other property	(545)	(634)
Proceeds from disposition	335	—
Acquisitions	(2,265)	(361)
Other	10	17
Cash used in investing activities	(2,465)	(978)

FINANCING ACTIVITIES
Commercial paper borrowings/(repayments), net	994	(976)
Borrowings	3,037	1,590
Reduction of borrowings	(776)	(49)
Dividends	(1,300)	—
Repurchases of common stock	(1,044)	(800)
Proceeds from exercise of stock options	124	114
Other	101	(9)
Cash provided by/(used in) financing activities	1,136	(130)

Impact of exchange rates on cash and cash equivalents	5	(45)

Increase/(decrease) in cash and cash equivalents	(180)	581
Cash and cash equivalents, beginning of period	3,387	3,185
Cash and cash equivalents, end of period	$3,207	$3,766
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited; in millions)

	Quarter Ended
	December 29, 2012			December 31, 2011
	Disney Shareholders	Non- controlling Interests	Total Equity	Disney Shareholders	Non- controlling Interests	Total Equity
Beginning Balance	$39,759	$2,199	$41,958	$37,385	$2,068	$39,453
Comprehensive income	1,520	69	1,589	1,520	51	1,571
Equity compensation activity	252	—	252	230	—	230
Dividends	(1,324)	—	(1,324)	(1,076)	—	(1,076)
Common stock repurchases	(1,044)	—	(1,044)	(800)	—	(800)
Acquisition of Lucasfilm	1,853	6	1,859	—	—	—
Distributions and other	—	80	80	(2)	47	45
Ending Balance	$41,016	$2,354	$43,370	$37,257	$2,166	$39,423
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

1.	Principles of Consolidation
These Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. We believe that we have included all normal recurring adjustments necessary for a fair statement of the results for the interim period. Operating results for the quarter ended December 29, 2012 are not necessarily indicative of the results that may be expected for the year ending September 28, 2013. Certain reclassifications have been made in the prior-year financial statements to conform to the current year presentation.
These financial statements should be read in conjunction with the Company’s 2012 Annual Report on Form 10-K.
The Company enters into relationships or investments with other entities in which it does not have majority ownership or control. In certain instances, the entity in which the Company has a relationship or investment may be a variable interest entity (“VIE”). A VIE is consolidated in the financial statements if the Company has the power to direct activities that most significantly impact the economic performance of the VIE and has the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. Although the Company has less than a 50% direct ownership interest in Disneyland Paris, Hong Kong Disneyland Resort and Shanghai Disney Resort (collectively the "International Theme Parks"), they are VIEs, and given the nature of the Company’s relationships with these entities, which include management agreements, the Company has consolidated the International Theme Parks in its financial statements.
The terms “Company,” “we,” “us,” and “our” are used in this report to refer collectively to the parent company and the subsidiaries through which our various businesses are actually conducted.

2.	Segment Information
The operating segments reported below are the segments of the Company for which separate financial information is available and for which segment results are evaluated regularly by the Chief Executive Officer in deciding how to allocate resources and in assessing performance. The Company reports the performance of its operating segments including equity in the income of investees. Equity in the income of investees included in segment operating results is as follows:

	Quarter Ended
	December 29, 2012	December 31, 2011
Media Networks
Cable Networks	$177	$150
Broadcasting	(13)	(6)
Equity in the income of investees included in segment operating income	$164	$144

During the quarter, the Company recorded a $55 million charge for our share of expense related to an equity redemption at Hulu LLC (Hulu Equity Redemption). This charge is recorded in equity in the income of investees in the Condensed Consolidated Statements of Income but has been excluded from segment operating income. See Note 3 for further discussion of the transaction.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

	Quarter Ended
	December 29, 2012	December 31, 2011
Revenues (1):
Media Networks	$5,101	$4,779
Parks and Resorts	3,391	3,155
Studio Entertainment	1,545	1,618
Consumer Products	1,013	948
Interactive	291	279
	$11,341	$10,779
Segment operating income (loss) (1):
Media Networks	$1,214	$1,193
Parks and Resorts	577	553
Studio Entertainment	234	413
Consumer Products	346	313
Interactive	9	(28)
	$2,380	$2,444

(1) Studio Entertainment segment revenues and operating income include an allocation of Consumer Products and Interactive revenues which is meant to reflect royalties on sales of merchandise based on certain film properties. The increases/(decreases) related to these allocations on segment revenues and operating income as reported in the above table are as follows:

	Quarter Ended
	December 29, 2012	December 31, 2011
Studio Entertainment	$55	$76
Consumer Products	(55)	(76)
Interactive	—	—
	$—	$—
A reconciliation of segment operating income to income before income taxes is as follows:

	Quarter Ended
	December 29, 2012	December 31, 2011
Segment operating income	$2,380	$2,444
Corporate and unallocated shared expenses	(123)	(107)
Restructuring and impairment charges	—	(6)
Other income/(expense), net	(102)	—
Net interest expense	(72)	(90)
Hulu Equity Redemption charge	(55)	—
Income before income taxes	$2,028	$2,241

3.	Acquisitions
Lucasfilm
On December 21, 2012, the Company acquired Lucasfilm Ltd. LLC (“Lucasfilm”), a privately held entertainment company. This acquisition will allow Disney to utilize Lucasfilm's content across our multiple platforms, businesses, and markets, which we believe will generate growth as well as significant long-term value.
Under the terms of the merger agreement, Disney issued 37.1 million shares and made a cash payment of $2.2 billion.  Based upon the closing price of Disney shares on December 21, 2012 at $50.00, the transaction has a value of $4.1 billion.
The Company is required to allocate the purchase price to the estimated fair value of the tangible and identifiable intangible assets acquired and liabilities assumed. The excess of the purchase price over those fair values is recorded as goodwill. The Company is in the process of finalizing the valuation of the assets acquired and liabilities assumed.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The following table summarizes our initial allocation of the purchase price, which is subject to adjustment once the valuations are completed:

(in billions)	Estimated Fair Value
Intangible assets	$2.6
Goodwill	2.3
Deferred income taxes	(0.8)
$4.1
Intangible assets primarily consist of intellectual property based on the Star Wars franchise with an estimated useful life of approximately 40 years. The goodwill reflects the value to Disney from leveraging Lucasfilm intellectual property across our distribution channels, taking advantage of Disney's established global reach. The goodwill recorded as part of this acquisition is not deductible for tax purposes.

The amounts of revenue and net income of Lucasfilm included in the Company's Condensed Consolidated Statement of Income from the closing date through December 29, 2012 are not material.

Hulu
On October 5, 2012, Hulu LLC (Hulu) redeemed Providence Equity Partners' 10% equity interest in Hulu for $200 million, increasing the Company's ownership interest from 29% to 32%.  In connection with the transaction, Hulu incurred a charge of approximately $174 million primarily related to employee equity-based compensation. The Company's share of the charge totaled $55 million and was recorded in equity in the income of investees in the first quarter of fiscal 2013.  The Company has guaranteed $107 million of a $338 million five-year term loan which was used by Hulu to finance the transaction. The Company will continue to account for its interest in Hulu as an equity method investment.

Goodwill
The changes in the carrying amount of goodwill for the quarter ended December 29, 2012, are as follows:

	Media Networks	Parks and Resorts	Studio Entertainment	Consumer Products	Interactive	Unallocated	Total
Balance at Sept. 29, 2012	$16,131	$172	$5,680	$1,794	$1,333	$—	$25,110
Acquisitions	34	—	—	—	22	2,315	2,371
Dispositions	—	—	—	—	—	—	—
Other, net	(20)	—	(21)	—	(7)	—	(48)
Balance at Dec. 29, 2012	$16,145	$172	$5,659	$1,794	$1,348	$2,315	$27,433
The carrying amount of goodwill at December 29, 2012 and September 29, 2012 includes accumulated impairments of $29 million at Interactive.
During the quarter ended December 29, 2012, the Company completed the acquisition of Lucasfilm resulting in $2.3 billion of goodwill. The Company is in the process of allocating the goodwill to its operating segments. See the discussion above on the Lucasfilm acquisition.

4.	Dispositions and Other Income/(Expense)
ESPN STAR Sports
On November 7, 2012, the Company sold its 50% equity interest in ESPN STAR Sports (ESS) to the joint venture partner of ESS for $335 million resulting in a gain of $219 million ($125 million after tax and allocation to noncontrolling interests).  ESPN had previously jointly guaranteed approximately $0.8 billion in programming rights obligations of ESS. As a result of the sale, ESPN no longer guarantees these obligations.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Other Income/(Expense)

	Quarter Ended
	December 29, 2012	December 31, 2011
Celador litigation (see Note 11)	$(321)	$—
Gain on sale of equity interest in ESS	219	—
Other income/(expense), net	$(102)	$—

5.	Borrowings
During the quarter ended December 29, 2012, the Company’s borrowing activity was as follows:

	September 29, 2012	Additions	Payments	Other Activity	December 29, 2012
Commercial paper borrowings	$2,050	$994	$—	$—	$3,044
U.S. medium-term notes	10,117	2,978	(750)	3	12,348
European medium-term notes and other foreign currency denominated borrowings (1)	1,315	59	(21)	(90)	1,263
Other	562	—	(12)	(26)	524
Hong Kong Disneyland borrowings	267	—	—	2	269
Total	$14,311	$4,031	$(783)	$(111)	$17,448

(1) The other activity is primarily the impact of foreign currency translation as a result of the strengthening of the U.S. dollar against the Japanese yen.

6.	International Theme Park Investments
The Company has a 51% effective ownership interest in the operations of Disneyland Paris, a 48% ownership interest in the operations of Hong Kong Disneyland Resort and a 43% ownership interest in the operations of Shanghai Disney Resort, all of which are VIEs consolidated in the Company’s financial statements. See Note 1 for the Company's policy on consolidating VIEs.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The following tables present summarized balance sheet information for the Company as of December 29, 2012 and September 29, 2012, reflecting the impact of consolidating the International Theme Parks balance sheets.

	As of December 29, 2012
	Before International Theme Parks Consolidation	International Theme Parks and Adjustments	Total
Cash and cash equivalents	$2,887	$320	$3,207
Other current assets	10,873	242	11,115
Total current assets	13,760	562	14,322
Investments	5,885	(3,263)	2,622
Fixed assets	16,992	4,679	21,671
Other assets	42,021	6	42,027
Total assets	$78,658	$1,984	$80,642

Current portion of borrowings	$4,815	$—	$4,815
Other current liabilities	9,300	383	9,683
Total current liabilities	14,115	383	14,498
Borrowings	12,364	269	12,633
Deferred income taxes and other long-term liabilities	10,024	117	10,141
Equity	42,155	1,215	43,370
Total liabilities and equity	$78,658	$1,984	$80,642

	As of September 29, 2012
	Before International Theme Parks Consolidation	International Theme Parks and Adjustments	Total
Cash and cash equivalents	$2,839	$548	$3,387
Other current assets	10,066	256	10,322
Total current assets	12,905	804	13,709
Investments	6,065	(3,342)	2,723
Fixed assets	17,005	4,507	21,512
Other assets	36,949	5	36,954
Total assets	$72,924	$1,974	$74,898

Current portion of borrowings	$3,614	$—	$3,614
Other current liabilities	8,742	457	9,199
Total current liabilities	12,356	457	12,813
Borrowings	10,430	267	10,697
Deferred income taxes and other long-term liabilities	9,325	105	9,430
Equity	40,813	1,145	41,958
Total liabilities and equity	$72,924	$1,974	$74,898

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The following table presents summarized income statement information of the Company for the quarter ended December 29, 2012, reflecting the impact of consolidating the International Theme Parks income statements.

	Before International Theme Parks Consolidation(1)	International Theme Parks and Adjustments	Total
Revenues	$10,815	$526	$11,341
Cost and expenses	(8,700)	(549)	(9,249)
Restructuring and impairment charges	—	—	—
Other income/(expense), net	(102)	—	(102)
Net interest expense	(56)	(16)	(72)
Equity in the income of investees	91	19	110
Income before income taxes	2,048	(20)	2,028
Income taxes	(590)	—	(590)
Net income	$1,458	$(20)	$1,438

(1)
These amounts include the International Theme Parks under the equity method of accounting. As such, royalty and management fee income from these operations is included in Revenues and our share of their net income/(loss) is included in Equity in the income of investees. There were $37 million of royalties and management fees recognized for the quarter ended December 29, 2012.

The following table presents summarized cash flow statement information of the Company for the quarter ended December 29, 2012, reflecting the impact of consolidating the International Theme Parks cash flow statements.

	Before International Theme Parks Consolidation	International Theme Parks and Adjustments	Total
Cash provided by operations	$1,326	$(182)	$1,144
Investments in parks, resorts and other property	(369)	(176)	(545)
Cash (used in)/provided by other investing activities	(1,973)	53	(1,920)
Cash provided by financing activities	1,065	71	1,136
Impact of exchange rates on cash and cash equivalents	(1)	6	5
Increase/(decrease) in cash and cash equivalents	48	(228)	(180)
Cash and cash equivalents, beginning of period	2,839	548	3,387
Cash and cash equivalents, end of period	$2,887	$320	$3,207

7.	Pension and Other Benefit Programs
The components of net periodic benefit cost are as follows:

	Pension Plans		Postretirement Medical Plans
	December 29, 2012	December 31, 2011	December 29, 2012	December 31, 2011
Service costs	$86	$70	$4	$5
Interest costs	109	110	17	19
Expected return on plan assets	(151)	(128)	(8)	(6)
Amortization of prior-year service costs	2	3	(1)	(1)
Recognized net actuarial loss	104	77	10	8
Net periodic benefit cost	$150	$132	$22	$25
During the quarter ended December 29, 2012, the Company did not make any material contributions to its pension and postretirement medical plans. The Company expects total pension and postretirement medical plan contributions in fiscal 2013 of approximately $425 million to $475 million. Final minimum pension plan funding requirements for fiscal 2013 will be

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

determined based on our January 1, 2013 funding actuarial valuation that we expect to receive during the fourth quarter of fiscal 2013.

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

	Quarter Ended
	December 29, 2012	December 31, 2011
Shares (in millions):
Weighted average number of common shares outstanding (basic)	1,777	1,798
Weighted average dilutive impact of Awards	23	26
Weighted average number of common and common equivalent shares outstanding (diluted)	1,800	1,824
Awards excluded from diluted earnings per share	1	10

9.	Equity
On November 28, 2012, the Company declared a $0.75 per share dividend ($1.3 billion) related to fiscal 2012 for shareholders of record on December 10, 2012, which was paid on December 28, 2012. The Company paid a $0.60 per share dividend ($1.1 billion) during the second quarter of fiscal 2012 related to fiscal 2011.
During the quarter ended December 29, 2012, the Company repurchased 21 million shares of its common stock for $1.0 billion. As of December 29, 2012, the Company had remaining authorization in place to repurchase 211 million additional shares. The repurchase program does not have an expiration date.

The following table summarizes the changes in each component of accumulated other comprehensive income (loss) (AOCI), net of 37% estimated tax in Disney Shareholders’ equity:

			Unrecognized Pension and Post-retirement Medical Expense	Foreign Currency Translation and Other	AOCI
	Market Value Adjustments
	Investments	Cash Flow Hedges (1)
Balance at Sept 29, 2012	$3	$(52)	$(3,234)	$17	$(3,266)
Unrealized gains (losses) arising during the period	17	65	—	(17)	65
Reclassifications of net (gains) losses to net income	—	(6)	73	6	73
Balance at Dec. 29, 2012	$20	$7	$(3,161)	$6	$(3,128)

Balance at Oct 1, 2011	$6	$(54)	$(2,625)	$43	$(2,630)
Unrealized gains (losses) arising during the period	2	28	—	(31)	(1)
Reclassifications of net (gains) losses to net income	—	2	55	—	57
Balance at Dec. 31, 2011	$8	$(24)	$(2,570)	$12	$(2,574)

(1) Reclassifications of gains on cash flow hedges are primarily recorded in revenue.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

10.	Equity-Based Compensation
Compensation expense related to stock options, stock appreciation rights and restricted stock units (RSUs) is as follows:

	Quarter Ended
	December 29, 2012	December 31, 2011
Stock options/rights (1)	$25	$31
RSUs	76	73
Total equity-based compensation expense (2)	$101	$104
Equity-based compensation expense capitalized during the period	$14	$13

(1)	Includes stock appreciation rights.

(2)
Equity-based compensation expense is net of capitalized equity-based compensation and excludes amortization of previously capitalized equity-based compensation costs. Amortization of previously capitalized equity-based compensation was $24 million and $9 million for the quarters ended December 29, 2012 and December 31, 2011, respectively.

Unrecognized compensation cost related to unvested stock options/rights and RSUs totaled approximately $129 million and $493 million, respectively, as of December 29, 2012.
The weighted average grant date fair values of options issued during the quarters ended December 29, 2012 and December 31, 2011 were $12.19 and $9.42, respectively.
In January 2013, the Company made equity compensation grants consisting of 8.5 million stock options and 6.8 million RSUs, of which 0.4 million RSUs included market and/or performance conditions.

11.	Commitments and Contingencies
Legal Matters

Beef Products, Inc. v. American Broadcasting Companies, Inc. On September 13, 2012, plaintiffs filed an action in South Dakota state court against certain subsidiaries and employees of the Company and others, asserting claims for defamation arising from alleged false statements and implications, statutory and common law product disparagement, and tortious interference with existing and prospective business relationships. The claims arise out of ABC News reports published in March and April 2012 that discussed the subject of labeling requirements for production processes related to a product one plaintiff produces that is added to ground beef before sale to consumers. Plaintiffs seek actual and consequential damages in excess of $400 million, statutory damages (including treble damages) pursuant to South Dakota's Agricultural Food Products Disparagement Act, and punitive damages. On October 24, 2012, the Company removed the action to the United States District Court for the District of South Dakota, and on October 31, 2012, the Company moved to dismiss all claims. On November 28, 2012, plaintiffs filed motion to remand the case to state court, which is pending.

The Company, together with, in some instances, certain of its directors and officers, is a defendant or codefendant in various other legal actions involving copyright, breach of contract and various other claims incident to the conduct of its businesses.

Management does not believe that the Company has incurred a probable, material loss by reason of these actions.

Celador International Ltd. v. American Broadcasting Companies, Inc. On May 19, 2004, an affiliate of the creator and licensor of the television program, “Who Wants to be a Millionaire,” filed an action against the Company and certain of its subsidiaries, including American Broadcasting Companies, Inc. and Buena Vista Television, LLC, alleging it was damaged by defendants improperly engaging in certain intra-company transactions and charging merchandise distribution expenses, resulting in an underpayment to the plaintiff. On July 7, 2010, the jury returned a verdict for breach of contract against certain

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

subsidiaries of the Company, awarding plaintiff damages of $269 million. The Company has stipulated with the plaintiff to an award of prejudgment interest of $50 million, which amount will be reduced pro rata should the Court of Appeals reduce the damages amount. On December 21, 2010, the Company’s alternative motions for a new trial and for judgment as a matter of law were denied. On January 4, 2011 the Company appealed and on or about January 28, 2011, plaintiff filed a notice of cross-appeal. On December 3, 2012, the Court of Appeals affirmed the judgment against the Company and dismissed plaintiff's cross-appeal. On December 31, 2012, the Company filed a petition for rehearing en banc. In light of the Court of Appeals decision, the Company has established a reserve in the amount of $321 million which is recorded in other income/(expense), net in the Condensed Consolidated Statement of Income.

Contractual Guarantees
The Company has guaranteed bond issuances by the Anaheim Public Authority that were used by the City of Anaheim to finance construction of infrastructure and a public parking facility adjacent to the Disneyland Resort. Revenues from sales, occupancy and property taxes from the Disneyland Resort and non-Disney hotels are used by the City of Anaheim to repay the bonds. In the event of a debt service shortfall, the Company will be responsible to fund the shortfall. As of December 29, 2012, the remaining debt service obligation guaranteed by the Company was $351 million, of which $82 million was principal. To the extent that tax revenues exceed the debt service payments in subsequent periods, the Company would be reimbursed for any previously funded shortfalls. To date, tax revenues have exceeded the debt service payments for these bonds.
Long-Term Receivables and the Allowance for Credit Losses
The Company has accounts receivable with original maturities greater than one year related to the sale of program rights in the television syndication markets within the Media Networks segment and vacation ownership units within the Parks and Resorts segment. Allowances for credit losses are established against these receivables as necessary.
The Company estimates the allowance for credit losses related to receivables from the sale of television programs based upon a number of factors, including historical experience, and the financial condition of individual companies with which we do business. The balance of syndication receivables recorded in other non-current assets, net of an immaterial allowance for credit losses, was $0.9 billion as of December 29, 2012. The activity in the current period related to the allowance for credit losses was not material.
The Company estimates the allowance for credit losses related to receivables from sales of its vacation ownership units based primarily on historical collection experience. Estimates of uncollectible amounts also consider the economic environment and the age of receivables. The balance of mortgage receivables recorded in other non-current assets, net of a related allowance for credit losses of approximately 3%, was approximately $0.7 billion as of December 29, 2012. The activity in the period related to the allowance for credit losses was not material.

Income Taxes
During the quarter ended December 29, 2012, the Company settled certain tax matters with various jurisdictions. As a result of these settlements, the Company reduced its unrecognized tax benefits by $46 million, including interest and penalties.
In the next twelve months, it is reasonably possible that our unrecognized tax benefits could change due to resolutions of open tax matters. These resolutions would reduce our unrecognized tax benefits by approximately $59 million.

12.	Fair Value Measurements
Fair value is defined as the amount that would be received for selling an asset or paid to transfer a liability in an orderly transaction between market participants. Assets and liabilities measured at fair value are classified in the following three categories:
Level 1 - Quoted prices for identical instruments in active markets
Level 2 - Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets
Level 3 - Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The Company’s assets and liabilities measured at fair value are summarized in the following table by type of inputs applicable to the fair value measurements:

	Fair Value Measurement at December 29, 2012
	Level 1	Level 2	Level 3	Total
Assets
Investments	$121	$—	$—	$121
Derivatives (1)
Interest rate	—	239	—	239
Foreign exchange	—	350	—	350
Liabilities
Derivatives (1)
Interest rate	—	(9)	—	(9)
Foreign exchange	—	(204)	—	(204)
Total recorded at fair value	$121	$376	$—	$497
Fair value of borrowings	$—	$16,539	$1,683	$18,222

	Fair Value Measurement at September 29, 2012
	Level 1	Level 2	Level 3	Total
Assets
Investments	$86	$—	$—	$86
Derivatives (1)
Interest rate	—	239	—	239
Foreign exchange	—	390	—	390
Liabilities
Derivatives (1)
Foreign exchange	—	(235)	—	(235)
Total recorded at fair value	$86	$394	$—	$480
Fair value of borrowings	$—	$13,493	$1,653	$15,146

(1)
The Company has master netting arrangements by counterparty with respect to certain derivative contracts. Contracts in a liability position totaling $173 million and $153 million have been netted against contracts in an asset position in the Condensed Consolidated Balance Sheets at December 29, 2012 and September 29, 2012, respectively.

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
Level 3 borrowings, which include Hong Kong Disneyland borrowings and other foreign currency denominated borrowings, are valued based on historical market transactions, interest rates, credit risk and market liquidity.
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
The fair value of the Company’s derivative positions are summarized in the following tables:

	As of December 29, 2012
	Current Assets	Other Assets	Other Accrued Liabilities	Other Long- Term Liabilities
Derivatives designated as hedges
Foreign exchange	$100	$57	$(74)	$(23)
Interest rate	1	238	(9)	—
Derivatives not designated as hedges
Foreign exchange	187	6	(82)	(25)
Gross fair value of derivatives	288	301	(165)	(48)
Counterparty netting	(132)	(41)	135	38
Total derivatives (1)	$156	$260	$(30)	$(10)

	As of September 29, 2012
	Current Assets	Other Assets	Other Accrued Liabilities	Other Long- Term Liabilities
Derivatives designated as hedges
Foreign exchange	$84	$30	$(94)	$(50)
Interest rate	1	238	—	—
Derivatives not designated as hedges
Foreign exchange	258	18	(91)	—
Gross fair value of derivatives	343	286	(185)	(50)
Counterparty netting	(117)	(36)	117	36
Total derivatives (1)	$226	$250	$(68)	$(14)

(1)	Refer to Note 12 for further information on derivative fair values and counterparty netting.
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
The Company designates pay-floating interest rate swaps as fair value hedges of fixed-rate borrowings effectively converting fixed-rate borrowings to variable rate borrowings indexed to LIBOR. As of December 29, 2012 and September 29, 2012, the total notional amount of the Company’s pay-floating interest rate swaps was $5.6 billion and $3.1 billion, respectively. The following table summarizes adjustments related to fair value hedges included in net interest expense in the Condensed Consolidated Statements of Income.

	Quarter Ended
	December 29, 2012	December 31, 2011
Gain (loss) on interest rate swaps	$(26)	$(4)
Gain (loss) on hedged borrowings	26	4

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The Company may designate pay-fixed interest rate swaps as cash flow hedges of interest payments on floating-rate borrowings. Pay-fixed swaps effectively convert floating-rate borrowings to fixed-rate borrowings. The unrealized gains or losses from these cash flow hedges are deferred in AOCI and recognized in interest expense as the interest payments occur. The Company did not have pay-fixed interest rate swaps that were designated as cash flow hedges of interest payments at December 29, 2012 nor at September 29, 2012.
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
The Company designates foreign exchange forward and option contracts as cash flow hedges of firmly committed and forecasted foreign currency transactions. As of December 29, 2012 and September 29, 2012, the notional amounts of the Company’s net foreign exchange cash flow hedges were $4.5 billion and $4.6 billion, respectively. Mark-to-market gains and losses on these contracts are deferred in AOCI and are recognized in earnings when the hedged transactions occur, offsetting changes in the value of the foreign currency transactions. Gains and losses recognized related to ineffectiveness for the quarters ended December 29, 2012 and December 31, 2011 were not material. Net deferred gains recorded in AOCI for contracts that will mature in the next twelve months totaled $24 million.
Foreign exchange risk management contracts with respect to foreign currency denominated assets and liabilities are not designated as hedges and do not qualify for hedge accounting. The notional amounts of these foreign exchange contracts at December 29, 2012 and September 29, 2012 were $4.9 billion and $4.1 billion, respectively. The following table summarizes the net foreign exchange gains or losses recognized on foreign currency denominated assets and liabilities and the offsetting net foreign exchange gains or losses on the related foreign exchange contracts for the quarter ended December 29, 2012 and December 31, 2011.

	Costs and Expenses		Interest Expense
	December 29, 2012	December 31, 2011	December 29, 2012	December 31, 2011
Net gains (losses) on foreign currency denominated assets and liabilities	$38	$(70)	$82	$5
Net gains (losses) on foreign exchange risk management contracts not designated as hedges	(48)	59	(84)	(5)
Net gains (losses)	$(10)	$(11)	$(2)	$—

Commodity Price Risk Management
The Company is subject to the volatility of commodities prices and designates certain commodity forward contracts as cash flow hedges of forecasted commodity purchases. Mark-to-market gains and losses on these contracts are deferred in AOCI and are recognized in earnings when the hedged transactions occur, offsetting changes in the value of commodity purchases. The fair value of the commodity hedging contracts and related gains or losses recognized in earnings were not material at December 29, 2012 nor at September 29, 2012.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Risk Management – Other Derivatives Not Designated as Hedges
The Company enters into certain other risk management contracts that are not designated as hedges and do not qualify for hedge accounting. These contracts, which include certain commodity swap contracts, are intended to offset economic exposures of the Company and are carried at market value with any changes in value recorded in earnings. The fair value of these contracts and related gains or losses recognized in earnings were not material at December 29, 2012 nor at September 29, 2012.
Contingent Features
The Company’s derivative financial instruments may require the Company to post collateral in the event that a net liability position with a counterparty exceeds limits defined by contract and that vary with the Company’s credit rating. If the Company’s credit ratings were to fall below investment grade, such counterparties would also have the right to terminate our derivative contracts, which could lead to a net payment to or from the Company for the aggregate net value by counterparty of our derivative contracts. The aggregate fair value of derivative instruments with credit-risk-related contingent features in a net liability position by counterparty were $40 million and $82 million on December 29, 2012 and September 29, 2012, respectively.

14.	Restructuring and Impairment Charges
In the prior-year quarter, the Company recorded $6 million of restructuring and impairment charges for severance costs related to organizational and cost structure initiatives primarily at the Interactive segment.

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
Overview
Seasonality
Business Segment Results
Other Financial Information
Financial Condition
Commitments and Contingencies
Other Matters
Market Risk
OVERVIEW
Our summary consolidated results are presented below:

	Quarter Ended		% Change
(in millions, except per share data)	December 29, 2012	December 31, 2011	Better/ (Worse)
Revenues	$11,341	$10,779	5%
Costs and expenses	(9,249)	(8,587)	(8)%
Restructuring and impairment charges	—	(6)	nm
Other income/(expense), net	(102)	—	nm
Net interest expense	(72)	(90)	20%
Equity in the income of investees	110	145	(24)%
Income before income taxes	2,028	2,241	(10)%
Income taxes	(590)	(720)	18%
Net income	1,438	1,521	(5)%
Less: Net income attributable to noncontrolling interests	(56)	(57)	2%
Net income attributable to Disney	$1,382	$1,464	(6)%
Diluted earnings per share	$0.77	$0.80	(4)%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Quarter Results
Diluted earnings per share (EPS) for the quarter decreased 4% from $0.80 to $0.77. EPS included a charge related to the Celador litigation ($321 million) and a gain on the sale of our 50% interest in ESPN STAR Sports ($219 million), both of which were recorded in "Other Income/(Expense)." EPS also included a charge for our share of expense at our Hulu joint venture related to an equity redemption transaction (Hulu Equity Redemption) ($55 million) and a tax benefit related to an increase in prior-year foreign earnings indefinitely reinvested outside the United States ($64 million). In aggregate, these four items had an adverse impact on EPS of $0.02 as follows:

(in millions, except per share data)	Pre-Tax Income/(Loss)	Tax Benefit/(Expense)	After-Tax Income/(Loss)	EPS Favorable/(Adverse)
Celador Litigation Charge	$(321)	$119	$(202)	$(0.11)
Gain on Sale of Interest in ESPN STAR Sports (1)	219	(64)	155	0.07
Tax Impact for Foreign Reinvestment	—	64	64	0.04
Hulu Equity Redemption charge	(55)	20	(35)	(0.02)
Total	$(157)	$139	$(18)	$(0.02)
(1) EPS has been adjusted for the noncontrolling interest share of the gain.
EPS also reflected a 3% ($64 million) decrease in segment operating income which was driven by lower home entertainment results at the Studio Entertainment segment. All other segments saw operating income growth in the quarter, led by Interactive, where operating income improved by $37 million to a profit of $9 million, reflecting lower expenses related to acquisitions and improved performance at our Japan mobile business. Consumer Products operating income increased $33 million driven roughly equally by revenue growth at Retail and a lower licensing revenue share with the Studio Entertainment segment.
Segment operating income also benefited from a $24 million increase at Parks and Resorts where 9% revenue growth at our domestic operations was partially offset by higher operating costs, including investments in new guest offerings, and lower results at our international parks and resorts. Media Networks operating income increased $21 million as growth at Broadcasting from advertising and program sales was partially offset by a decline at our Cable Networks, where increased sports programming costs exceeded strong growth in revenues from multi-channel video programming distributors (MVPDs) (Affiliate Fees).

SEASONALITY
The Company’s businesses are subject to the effects of seasonality. Consequently, the operating results for the quarter ended December 29, 2012 for each business segment, and for the Company as a whole, are not necessarily indicative of results to be expected for the full year.
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
BUSINESS SEGMENT RESULTS
The Company evaluates the performance of its operating segments based on segment operating income, which is shown below along with segment revenues:

	Quarter Ended		% Change
(in millions)	December 29, 2012	December 31, 2011	Better/ (Worse)
Revenues:
Media Networks	$5,101	$4,779	7%
Parks and Resorts	3,391	3,155	7%
Studio Entertainment	1,545	1,618	(5)%
Consumer Products	1,013	948	7%
Interactive	291	279	4%
	$11,341	$10,779	5%
Segment operating income (loss):
Media Networks	$1,214	$1,193	2%
Parks and Resorts	577	553	4%
Studio Entertainment	234	413	(43)%
Consumer Products	346	313	11%
Interactive	9	(28)	nm
	$2,380	$2,444	(3)%

The following table reconciles segment operating income to income before income taxes:

	Quarter Ended		% Change
(in millions)	December 29, 2012	December 31, 2011	Better/ (Worse)
Segment operating income	$2,380	$2,444	(3)%
Corporate and unallocated shared expenses	(123)	(107)	(15)%
Restructuring and impairment charges	—	(6)	nm
Other income/(expense), net	(102)	—	nm
Net interest expense	(72)	(90)	20%
Hulu Equity Redemption charge	(55)	—	nm
Income before income taxes	$2,028	$2,241	(10)%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Depreciation expense is as follows:

	Quarter Ended		% Change
(in millions)	December 29, 2012	December 31, 2011	Better/ (Worse)
Media Networks
Cable Networks	$32	$34	6%
Broadcasting	24	23	(4)%
Total Media Networks	56	57	2%
Parks and Resorts
Domestic	255	224	(14)%
International	80	79	(1)%
Total Parks and Resorts	335	303	(11)%
Studio Entertainment	9	13	31%
Consumer Products	14	13	(8)%
Interactive	5	4	(25)%
Corporate	54	46	(17)%
Total depreciation expense	$473	$436	(8)%

Amortization of intangible assets is as follows:

	Quarter Ended		% Change
(in millions)	December 29, 2012	December 31, 2011	Better/ (Worse)
Media Networks	$5	$2	>(100) %
Parks and Resorts	—	—	nm
Studio Entertainment	15	24	38%
Consumer Products	16	15	(7)%
Interactive	5	8	38%
Total amortization of intangible assets	$41	$49	16%

Media Networks
Operating results for the Media Networks segment are as follows:

	Quarter Ended		% Change
(in millions)	December 29, 2012	December 31, 2011	Better/ (Worse)
Revenues
Affiliate Fees	$2,260	$2,067	9%
Advertising	2,257	2,207	2%
Other	584	505	16%
Total revenues	5,101	4,779	7%
Operating expenses	(3,346)	(3,052)	(10)%
Selling, general, administrative and other	(644)	(619)	(4)%
Depreciation and amortization	(61)	(59)	(3)%
Equity in the income of investees	164	144	14%
Operating Income	$1,214	$1,193	2%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Revenues
The 9% increase in Affiliate Fee revenue was driven by increases of 7% from contractual rate increases and 2% from reduced ESPN revenue deferrals due to changes in the provisions of annual programming commitments in certain MVPD contracts.

Higher advertising revenues were due to increases of $24 million at Cable Networks, from $1,115 million to $1,139 million, and $26 million at Broadcasting, from $1,092 million to $1,118 million. The increase at Cable Networks was driven by a 4% increase due to higher units sold and a 3% increase from higher rates at ESPN and ABC Family. These increases were partially offset by a 6% decrease due to lower ratings at ESPN. The increase in advertising revenues at Broadcasting was driven by the ABC Television Network and owned television stations. The increase in network advertising reflected a 4% increase due to higher rates and a 2% increase due to higher online advertising, partially offset by a 2% decrease due to lower ratings and a 2% decrease due to fewer units sold. Higher advertising revenue at the owned television stations was driven by political advertising.

The increase in other revenues was due to higher program sales driven by Revenge and Once Upon A Time.
Costs and Expenses
Operating expenses include programming and production costs, which increased $288 million from $2,675 million to $2,963 million. At Cable Networks, an increase in programming and production costs of $234 million was primarily due to higher sports rights costs driven by contractual rate increases for college football and the NFL and an increase in the number of NBA games due to the lockout in the prior year. At Broadcasting, programming and production costs increased $54 million due to higher program sales and more hours of first run original scripted primetime programming in the current quarter.

The increase in selling, general, administrative and other costs was driven by higher marketing costs at ESPN, the ABC Television Network, and the worldwide Disney Channels, partially offset by lower marketing costs at ABC Family.
Equity in the Income of Investees
Income from equity investees increased $20 million from $144 million to $164 million driven by A&E Television Networks (AETN) primarily due to increased affiliate and advertising revenues, partially offset by higher marketing costs, along with the benefit from an increase in the Company's ownership from 42% to 50%.

Segment Operating Income
Segment operating income increased 2%, or $21 million, to $1,214 million, primarily due to increases at the domestic Disney Channels, ABC Family and the ABC Television Network and higher equity income in AETN, partially offset by a decrease at ESPN.
The following table provides supplemental revenue and segment operating income detail for the Media Networks segment:

	Quarter Ended		% Change
(in millions)	December 29, 2012	December 31, 2011	Better/ (Worse)
Revenues
Cable Networks	$3,538	$3,309	7%
Broadcasting	1,563	1,470	6%
	$5,101	$4,779	7%
Segment operating income
Cable Networks	$952	$967	(2)%
Broadcasting	262	226	16%
	$1,214	$1,193	2%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Parks and Resorts
Operating results for the Parks and Resorts segment are as follows:

	Quarter Ended		% Change
(in millions)	December 29, 2012	December 31, 2011	Better/ (Worse)
Revenues
Domestic	$2,732	$2,503	9%
International	659	652	1%
Total revenues	3,391	3,155	7%
Operating expenses	(2,053)	(1,887)	(9)%
Selling, general, administrative and other	(426)	(412)	(3)%
Depreciation and amortization	(335)	(303)	(11)%
Operating Income	$577	$553	4%
Revenues
Parks and Resorts revenues increased 7%, or $236 million due to an increase of $229 million at our domestic operations and an increase of $7 million at our international operations.

Revenue growth of 9% at our domestic operations reflected a 5% increase from volume and 4% from higher average guest spending. Higher volume was due to the addition of the Disney Fantasy cruise ship which launched in March 2012, attendance growth at Disneyland Resort and higher occupied room nights at Walt Disney World Resort. Increased guest spending was primarily due to higher average ticket prices, daily hotel room rates, and food, beverage and merchandise spending, partially offset by lower average cruise ship ticket prices.

Revenue growth of 1% at our international operations reflected a 2% increase from higher average guest spending which was essentially offset by a 2% decrease due to the impact of foreign currency translation as a result of the strengthening of the U.S. dollar against the euro. Guest spending growth was due to higher merchandise sales and average ticket prices.
The following table presents supplemental park and hotel statistics:

	Domestic		International (2)		Total
	Quarter Ended		Quarter Ended		Quarter Ended
	December 29, 2012	December 31, 2011	December 29, 2012	December 31, 2011	December 29, 2012	December 31, 2011
Parks
Increase/(decrease)
Attendance	4%	3%	(1)%	8%	3%	4%
Per Capita Guest Spending	6%	8%	2%	2%	6%	6%
Hotels (1)
Occupancy	81%	85%	84%	85%	81%	85%
Available Room Nights (in thousands)	2,623	2,405	621	619	3,244	3,024
Per Room Guest Spending	$265	$256	$301	$298	$272	$264

(1)
Per room guest spending consists of the average daily hotel room rate as well as guest spending on food, beverage and merchandise at the hotels. Hotel statistics include rentals of Disney Vacation Club units.

(2)
Per capita guest spending and per room guest spending exclude the impact of foreign currency translation. The euro to U.S. dollar weighted average foreign currency exchange rate was $1.30 and $1.35 for the quarters ended December 29, 2012 and December 31, 2011, respectively.

Costs and Expenses
Operating expenses include operating labor which increased by $74 million from $943 million to $1,017 million and cost of sales which increased $21 million from $314 million to $335 million. Higher operating labor was due to new guest offerings

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

and labor cost inflation. The increase in cost of sales was driven by higher volumes. Operating expenses also increased due to other costs associated with new guest offerings which included investments in systems infrastructure and fuel and entertainment. New guest offerings included the Disney Fantasy, expansion of Walt Disney World Resort, the expansion of Disney California Adventure at Disneyland Resort and start up costs at Shanghai Disney Resort. These increases in operating expenses were partially offset by a decrease due to the impact of foreign currency translation as a result of the strengthening of the U.S. dollar against the euro.

The increase in selling, general, administrative and other costs was driven by higher marketing costs for new guest offerings.

Segment Operating Income
Segment operating income increased 4%, or $24 million, to $577 million due to an increase at our domestic operations, partially offset by a decrease at our international operations.

Studio Entertainment
Operating results for the Studio Entertainment segment are as follows:

	Quarter Ended		% Change
(in millions)	December 29, 2012	December 31, 2011	Better/ (Worse)
Revenues
Theatrical distribution	$304	$139	>100%
Home entertainment	677	1,004	(33)%
Television and SVOD distribution and other	564	475	19%
Total revenues	1,545	1,618	(5)%
Operating expenses	(717)	(695)	(3)%
Selling, general, administrative and other	(570)	(473)	(21)%
Depreciation and amortization	(24)	(37)	35%
Operating Income	$234	$413	(43)%
Revenues
Higher theatrical distribution revenues were driven by the performance of Lincoln and one additional Disney theatrical title in wide release in the current quarter, partially offset by the continuing performance in the prior-year quarter of The Lion King 3D which was released in the fourth quarter of fiscal 2011. Key new Disney titles in wide release in the current quarter were Wreck-it Ralph and Frankenweenie compared to The Muppets in the prior-year quarter.

Lower home entertainment revenue reflected a 23% decrease from a decline in unit sales and an 8% decrease from lower net effective pricing including the impact of a higher current-quarter sales mix of catalog titles, which have a lower sales price than new releases. Significant titles in the current year included Brave, Cinderella Diamond Release and Marvel's The Avengers while the prior year included Cars 2, The Lion King Diamond Release and Pirates of the Caribbean: On Stranger Tides. The decrease in net effective pricing was driven by lower sales prices internationally. Net effective pricing is the wholesale selling price adjusted for discounts, sales incentives and returns.

The increase in television and subscription video on demand (TV/SVOD) distribution and other revenue was driven by an SVOD sale of library titles in the current quarter and higher international TV distribution sales driven by the timing of title availabilities.
Costs and Expenses
Operating expenses include an increase of $34 million in film cost amortization, from $361 million to $395 million, driven by higher theatrical distribution revenues, partially offset by lower worldwide home entertainment sales volume. Operating expenses also include distribution costs and cost of goods sold which decreased $12 million from $334 million to $322 million driven by a decline in worldwide home entertainment sales volume, partially offset by higher theatrical distribution costs.

The increase in selling, general, administrative and other costs was primarily due to higher theatrical marketing expenses.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

The decrease in depreciation and amortization is due to lower amortization of intangible assets.

Segment Operating Income
Segment operating income decreased 43% to $234 million primarily due to decreases in our home entertainment and theatrical distribution businesses, partially offset by an increase at our TV/SVOD distribution businesses.

Consumer Products
Operating results for the Consumer Products segment are as follows:

	Quarter Ended (1)		% Change
(in millions)	December 29, 2012	December 31, 2011	Better/ (Worse)
Revenues
Licensing and publishing	$549	$527	4%
Retail and other	464	421	10%
Total revenues	1,013	948	7%
Operating expenses	(463)	(446)	(4)%
Selling, general, administrative and other	(174)	(161)	(8)%
Depreciation and amortization	(30)	(28)	(7)%
Operating Income	$346	$313	11%

(1) Certain reclassifications have been made to the operating and selling, general and administrative expense amounts presented in the prior-year quarter to conform to the current-year presentation. The reclassifications reflect, in part, changes to our organizational structure following leadership changes in the Consumer Products segment in early fiscal 2012. The amounts that will be reclassified for the remaining quarters of the prior fiscal year are comparable to the amounts reclassified in the first quarter.

Revenues
The 4% increase in licensing and publishing revenue was due to a lower revenue share with Studio Entertainment reflecting a higher mix of revenues from properties subject to the revenue share in the prior-year quarter driven by sales of Cars merchandise.

Higher retail and other revenue reflected a 10% increase from our retail business driven by higher online sales in North America and Europe, comparable store sales growth in North America and Japan and the benefit of store format changes in North America.

Costs and Expenses
Operating expenses included an increase of $15 million in cost of goods sold, from $204 million to $219 million, due to increased sales volume at our retail business. Operating expenses also increased 1% due to higher distribution expenses and labor costs at our retail business.

The increase in selling, general, administrative and other expenses was driven by higher marketing and labor costs.

Segment Operating Income
Segment operating income increased 11% to $346 million due to increases at our licensing and retail businesses.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Interactive
Operating results for the Interactive segment are as follows:

	Quarter Ended		% Change
(in millions)	December 29, 2012	December 31, 2011	Better/ (Worse)
Revenues
Game sales and subscriptions	$221	$217	2%
Advertising and other	70	62	13%
Total revenues	291	279	4%
Operating expenses	(163)	(163)	—%
Selling, general, administrative and other	(109)	(132)	17%
Depreciation and amortization	(10)	(12)	17%
Operating Income (Loss)	$9	$(28)	nm
Revenues
The increase in game sales and subscriptions is primarily due to a 5% increase from higher social games revenue, partially offset by a 3% decline due to lower console game licensing revenue.
Higher advertising and other revenue was primarily due to a new licensing agreement for Disney branded mobile phones and content in Japan.
Costs and Expenses
Operating expenses included a $3 million increase in cost of sales from $90 million to $93 million and a $3 million decline in product development costs from $73 million to $70 million.
The decrease in selling, general, administrative and other costs was primarily due to lower acquisition accounting impacts at our social games business.
Segment Operating Income (Loss)
Segment operating results improved from a loss of $28 million to income of $9 million driven by increases in our games and Japan mobile business.
Restructuring and impairment charges
The Company recorded $4 million of charges in the prior-year quarter related to the Interactive segment, which were recorded in “Restructuring and impairment charges” in the Consolidated Statements of Income, for severance from organizational and cost structure initiatives.

OTHER FINANCIAL INFORMATION
Corporate and Unallocated Shared Expenses
Corporate and unallocated shared expenses are as follows:

	Quarter Ended		% Change
(in millions)	December 29, 2012	December 31, 2011	Better/ (Worse)
Corporate and unallocated shared expenses	$(123)	$(107)	(15)%

The increase in Corporate and unallocated shared expenses was driven by the timing of allocations to operating segments.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Net Interest Expense
Net interest expense is as follows:

	Quarter Ended		% Change
(in millions)	December 29, 2012	December 31, 2011	Better/ (Worse)
Interest expense	$(92)	$(116)	21%
Interest and investment income	20	26	(23)%
Net interest expense	$(72)	$(90)	20%
The decrease in net interest expense for the quarter was due to lower effective interest rates.
Income Taxes
The effective income tax rate is as follows:

	Quarter Ended		Change
	December 29, 2012	December 31, 2011	Better/ (Worse)
Effective Income Tax Rate	29.1%	32.1%	3.0	ppt
The effective income tax rate for the quarter decreased to 29.1% from 32.1% in the prior-year quarter primarily due to an increase in the amount of prior-year earnings from foreign operations indefinitely reinvested outside of the United States which are subject to foreign tax rates lower than the federal statutory income tax rate. The increase in the prior-year earnings from foreign operations benefited the effective tax rate by 3.2 percentage points.

Noncontrolling Interests
Net income attributable to noncontrolling interests is as follows:

	Quarter Ended		% Change
(in millions)	December 29, 2012	December 31, 2011	Better/ (Worse)
Net income attributable to noncontrolling interests	$56	$57	2%
Net income attributable to noncontrolling interests was comparable to the prior-year quarter. A decrease due to higher recognition of royalties and management fees at Disneyland Paris and the impact of start up costs at Shanghai Disney Resort was largely offset by an increase in net income at ESPN. The increase at ESPN was due to the gain on the sale of our 50% interest in ESPN STAR Sports, partially offset by lower operating results. Net income attributable to noncontrolling interests is determined on income after royalties and management fees, financing costs and income taxes.

FINANCIAL CONDITION
The change in cash and cash equivalents is as follows:

	Quarter Ended		% Change Better/ (Worse)
(in millions)	December 29, 2012	December 31, 2011
Cash provided by operations	$1,144	$1,734	(34)%
Cash (used in) investing activities	(2,465)	(978)	>(100) %
Cash provided by/(used in) financing activities	1,136	(130)	nm
Impact of exchange rates on cash and cash equivalents	5	(45)	nm
Increase/(decrease) in cash and cash equivalents	$(180)	$581	nm

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Operating Activities
Cash provided by operating activities decreased 34% to $1.1 billion for the current quarter compared to $1.7 billion in the prior-year quarter. The decrease was primarily due to higher cash payments at Corporate, Media Networks and Parks and Resorts and lower operating cash receipts at Media Networks.  The increase in cash payments at Corporate was driven by the timing of disbursements.  The increase in cash payments at Media Networks was driven by higher investment in television programming and production, while the increase at Parks and Resorts was driven by higher operating labor due to new guest offerings and labor cost inflation.  The decrease in operating cash receipts at Media Networks was driven by timing of collections. These decreases were partially offset by higher operating cash receipts at Parks and Resorts driven by higher revenues.
Film and Television Costs
The Company’s Studio Entertainment and Media Networks segments incur costs to acquire and produce feature film and television programming. Film and television production costs include all internally produced content such as live-action and animated feature films, animated direct-to-video programming, television series, television specials, theatrical stage plays or other similar product. Programming costs include film or television product licensed for a specific period from third parties for airing on the Company’s broadcast and cable networks and television stations. Programming assets are generally recorded when the programming becomes available to us with a corresponding increase in programming liabilities. Accordingly, we analyze our programming assets net of the related liability.

The Company’s film and television production and programming activity for the quarter ended December 29, 2012 and December 31, 2011 are as follows:

	Quarter Ended
(in millions)	December 29, 2012	December 31, 2011
Beginning balances:
Production and programming assets	$5,217	$5,031
Programming liabilities	(812)	(866)
	4,405	4,165
Spending:
Film and television production	1,017	918
Broadcast programming	1,847	1,760
	2,864	2,678
Amortization:
Film and television production	(795)	(706)
Broadcast programming	(1,882)	(1,716)
	(2,677)	(2,422)

Change in film and television production and programming costs	187	256
Other non-cash activity	38	8
Ending balances:
Production and programming assets	5,675	5,399
Programming liabilities	(1,045)	(970)
	$4,630	$4,429

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Investing Activities
Investing activities consist principally of investments in parks, resorts, and other property and acquisition and divestiture activity.
The Company's investments in parks, resorts and other property for the quarter ended December 29, 2012 and December 31, 2011 are as follows:

Investments in parks, resorts and other property	Quarter Ended
(in millions)	December 29, 2012	December 31, 2011
Media Networks
Cable Networks	$31	$20
Broadcasting	12	10
Total Media Networks	43	30
Parks and Resorts
Domestic	242	358
International	176	123
Total Parks and Resorts	418	481
Studio Entertainment	10	17
Consumer Products	6	16
Interactive	3	4
Corporate	65	86
	$545	$634
Capital expenditures for the Parks and Resorts segment are principally for theme park and resort expansion, new rides and attractions, cruise ships, recurring capital and capital improvements, and systems infrastructure. The decrease at our domestic parks and resorts was primarily due to lower spending on resort expansion and new guest offerings at Disneyland Resort, Disney Cruise Line and Walt Disney World Resort. The increase at our international parks and resorts was due to construction costs at Shanghai Disney Resort, partially offset by a decrease in spending on the park expansion at Hong Kong Disneyland Resort.
Capital expenditures at Media Networks primarily reflect investments in facilities and equipment for expanding and upgrading broadcast centers, production facilities and television station facilities.
Capital expenditures at Corporate primarily reflect investments in corporate facilities, information technology and other equipment.
Other Investing Activities
During the current quarter, acquisitions totaled $2.3 billion due to the acquisition of Lucasfilm and proceeds from dispositions totaled $335 million due to the sale of our 50% equity interest in ESPN STAR Sports. In the prior-year quarter, acquisitions totaled $361 million primarily due to the acquisition of a 49% interest in Seven TV network in Russia.

Financing Activities
Cash provided by financing activities was $1.1 billion in the current quarter compared to cash used in financing activities of $130 million in the prior-year quarter. Cash provided by financing activities in the current quarter was driven by net proceeds from borrowings of $3.3 billion, partially offset by dividends of $1.3 billion and repurchases of common stock of $1.0 billion. The increase in cash from financing activities of $1.3 billion versus the prior year was primarily due to increased net borrowings of $2.7 billion, partially offset by the timing of our dividend payment of $1.3 billion which was paid in the current quarter whereas the prior-year dividend was paid in the second quarter of fiscal 2012.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

During the quarter ended December 29, 2012, the Company’s borrowing activity was as follows:

	September 29, 2012	Additions	Payments	Other Activity	December 29, 2012
Commercial paper borrowings	$2,050	$994	$—	$—	$3,044
U.S. medium-term notes	10,117	2,978	(750)	3	12,348
European medium-term notes and other foreign currency denominated borrowings (1)	1,315	59	(21)	(90)	1,263
Other	562	—	(12)	(26)	524
Hong Kong Disneyland borrowings	267	—	—	2	269
Total	$14,311	$4,031	$(783)	$(111)	$17,448
(1) The other activity is primarily the impact of foreign currency translation as a result of the strengthening of the U.S. dollar against the Japanese yen.
The Company’s bank facilities as of December 29, 2012 were as follows:

(in millions)	Committed Capacity	Capacity Used	Unused Capacity
Bank facilities expiring February 2015	$2,250	$—	$2,250
Bank facilities expiring June 2017	2,250	—	2,250
Total	$4,500	$—	$4,500
These bank facilities allow for borrowings at LIBOR-based rates plus a spread, which depends on the Company’s public debt rating and can range from 0.26% to 1.93%. The Company also has the ability to issue up to $800 million of letters of credit under the facility expiring in February 2015, which if utilized, reduces available borrowings under this facility. As of December 29, 2012, $245 million of letters of credit were outstanding, of which none were issued under this facility.
The Company may use commercial paper borrowings up to the amount of its unused bank facilities, in conjunction with term debt issuance and operating cash flow, to retire or refinance other borrowings before or as they come due.
On November 28, 2012, the Company declared a $0.75 per share dividend ($1.3 billion) related to fiscal 2012 for shareholders of record on December 10, 2012, which was paid on December 28, 2012. The Company paid a $0.60 per share dividend ($1.1 billion) during the second quarter of fiscal 2012 related to fiscal 2011.
During the quarter ended December 29, 2012, the Company repurchased 21 million shares of its common stock for $1.0 billion. As of December 29, 2012, the Company had remaining authorization in place to repurchase 211 million additional shares. The repurchase program does not have an expiration date.
We believe that the Company’s financial condition is strong and that its cash balances, other liquid assets, operating cash flows, access to debt and equity capital markets and borrowing capacity, taken together, provide adequate resources to fund ongoing operating requirements and future capital expenditures related to the expansion of existing businesses and development of new projects. However, the Company’s operating cash flow and access to the capital markets can be impacted by macroeconomic factors outside of its control. In addition to macroeconomic factors, the Company’s borrowing costs can be impacted by short- and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on the Company’s performance as measured by certain credit metrics such as interest coverage and leverage ratios. As of December 29, 2012, Moody’s Investors Service’s long- and short-term debt ratings for the Company were A2 and P-1, respectively, with stable outlook; Standard & Poor’s long- and short-term debt ratings for the Company were A and A-1, respectively, with stable outlook; and Fitch’s long- and short-term debt ratings for the Company were A and F-1, respectively, with stable outlook. The Company’s bank facilities contain only one financial covenant, relating to interest coverage, which the Company met on December 29, 2012, by a significant margin. The Company’s bank facilities also specifically exclude certain entities, such as Disneyland Paris, Hong Kong Disneyland Resort and Shanghai Disney Resort, from any representations, covenants or events of default.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

COMMITMENTS AND CONTINGENCIES
Legal Matters
As disclosed in Note 11 to the Condensed Consolidated Financial Statements, the Company has exposure for certain legal matters, and the disclosure set forth in Note 11 relating to certain legal matters is incorporated herein by reference.
Guarantees
See Note 11 to the Condensed Consolidated Financial Statements for information regarding the Company’s guarantees.
Tax Matters
As disclosed in Note 9 to the Consolidated Financial Statements in the 2012 Annual Report on Form 10-K, the Company has exposure for certain tax matters.
Contractual Commitments
See Note 14 to the Consolidated Financial Statements in the 2012 Annual Report on Form 10-K for information regarding the Company’s contractual commitments.
OTHER MATTERS
Accounting Policies and Estimates
We believe that the application of the following accounting policies, which are important to our financial position and results of operations, require significant judgments and estimates on the part of management. For a summary of our significant accounting policies, including the accounting policies discussed below, see Note 2 to the Consolidated Financial Statements in the 2012 Annual Report on Form 10-K.
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
Revenue Recognition
The Company has revenue recognition policies for its various operating segments that are appropriate to the circumstances of each business. See Note 2 to the Consolidated Financial Statements in the 2012 Annual Report on Form 10-K for a summary of these revenue recognition policies.
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
We recognize revenues from advance theme park ticket sales when the tickets are used. For non-expiring, multi-day tickets, we recognize revenue over a five-year time period based on estimated usage, which is derived from historical usage patterns. If actual usage is different than our estimated usage, revenues may not be recognized in the periods the related services are rendered. In addition, a change in usage patterns would impact the timing of revenue recognition.
Pension and Postretirement Medical Plan Actuarial Assumptions
The Company’s pension and postretirement medical benefit obligations and related costs are calculated using a number of actuarial assumptions. Two critical assumptions, the discount rate and the expected return on plan assets, are important elements of expense and/or liability measurement which we evaluate annually. Refer to the 2012 Annual Report on Form 10-K for estimated impacts of changes in these assumptions. Other assumptions include the healthcare cost trend rate and employee demographic factors such as retirement patterns, mortality, turnover and rate of compensation increase.
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
Policies and Procedures
In the normal course of business, we employ established policies and procedures to manage the Company’s exposure to changes in interest rates, foreign currencies, and commodities using a variety of financial instruments.
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
Based on their evaluation as of December 29, 2012, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.
There have been no changes in our internal controls over financial reporting during the first quarter of fiscal 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings

As disclosed in Note 11 to the Condensed Consolidated Financial Statements, the Company is engaged in certain legal matters, and the disclosure set forth in Note 11 relating to certain legal matters is incorporated herein by reference.

ITEM 1A. Risk Factors
The Private Securities Litigation Reform Act of 1995 (the Act) provides a safe harbor for “forward-looking statements” made by or on behalf of the Company. We may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to our shareholders. All forward-looking statements are made on the basis of management’s views and assumptions regarding future events and business performance as of the time the statements are made and the Company does not undertake any obligation to update its disclosure relating to forward looking matters. Actual results may differ materially from those expressed or implied. Such differences may result from actions taken by the Company, including restructuring or strategic initiatives (including capital investments or asset acquisitions or dispositions), as well as from developments beyond the Company’s control, including: changes in domestic and global economic conditions, competitive conditions and consumer preferences; adverse weather conditions or natural disasters; health concerns; international, political or military developments; and technological developments. Such developments may affect travel and leisure businesses generally and may, among other things, affect the performance of the Company’s theatrical and home entertainment releases, the advertising market for broadcast and cable television programming, expenses of providing medical and pension benefits, demand for our products and performance of some or all company businesses either directly or through their impact on those who distribute our products. Additional factors are discussed in the 2012 Annual Report on Form 10-K under the Item 1A, “Risk Factors.”

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended December 29, 2012:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
September 30, 2012 – October 31, 2012	6,647,693	$51.59	6,568,090	226 million
November 1, 2012 – November 30, 2012	9,671,552	48.34	9,591,200	216 million
December 1, 2012 – December 29, 2012	4,958,398	49.50	4,881,000	211 million
Total	21,277,643	49.63	21,040,290	211 million

(1)
237,353 shares were purchased on the open market to provide shares to participants in the Walt Disney Investment Plan (WDIP) and Employee Stock Purchase Plan (ESPP). These purchases were not made pursuant to a publicly announced repurchase plan or program.

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
James A. Rasulo, Senior Executive Vice President and Chief Financial Officer
February 5, 2013
Burbank, California

INDEX OF EXHIBITS

Number and Description of Exhibit (Numbers Coincide with Item 601 of Regulation S-K)		Document Incorporated by Reference from a Previous Filing or Filed Herewith, as Indicated below

10.1	Form of Performance-Based Stock Unit Award Agreement (Three-Year Vesting subject to Total Shareholder Return Test/EPS Growth Test/Section 162(m) Vesting Requirement)	Exhibit 10.1 to the Current Report on Form 8-K of the Company dated January 11, 2013

10.2	Second Amendment dated December 3, 2012 to the Disney Savings and Investment Plan as amended and restated effective January 1, 2010	Filed herewith

10.3
Registration Rights Agreement dated as of December 21, 2012, by and among The Walt Disney Company and George W. Lucas, Jr., as trustee of The George W. Lucas, Jr. Fourth Amended and Restated Living Trust, dated as of May 18, 2009
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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 29, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity and (vi) related notes
Filed

*
A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.