Form 10-Q
period 2013-03-30
WALT DISNEY CO/
filed 2013-05-07
CIK 1001039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended	Commission File Number 1-11605
March 30, 2013

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
There were 1,800,941,486 shares of common stock outstanding as of May 1, 2013.

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements
THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited; in millions, except per share data)

	Quarter Ended		Six Months Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Revenues	$10,554	$9,629	$21,895	$20,408
Costs and expenses	(8,359)	(7,942)	(17,608)	(16,529)
Restructuring and impairment charges	(61)	(38)	(61)	(44)
Other income/(expense), net	10	184	(92)	184
Net interest expense	(54)	(95)	(126)	(185)
Equity in the income of investees	185	138	295	283
Income before income taxes	2,275	1,876	4,303	4,117
Income taxes	(654)	(650)	(1,244)	(1,370)
Net income	1,621	1,226	3,059	2,747
Less: Net income attributable to noncontrolling interests	(108)	(83)	(164)	(140)
Net income attributable to The Walt Disney Company (Disney)	$1,513	$1,143	$2,895	$2,607

Earnings per share attributable to Disney:
Diluted	$0.83	$0.63	$1.60	$1.43
Basic	$0.84	$0.64	$1.62	$1.45

Weighted average number of common and common equivalent shares outstanding:
Diluted	1,825	1,818	1,813	1,821
Basic	1,804	1,793	1,791	1,795
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited; in millions)

	Quarter Ended		Six Months Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Net income	$1,621	$1,226	$3,059	$2,747
Other comprehensive income (loss), net of tax:
Market value adjustments for investments	5	12	22	14
Market value adjustments for hedges	111	12	170	42
Pension and postretirement medical plan adjustments	67	33	140	88
Foreign currency translation and other	(21)	37	(19)	—
Other comprehensive income (loss)	162	94	313	144
Comprehensive income	1,783	1,320	3,372	2,891
Less: Net income attributable to noncontrolling interests	(108)	(83)	(164)	(140)
Less: Other comprehensive (income) loss attributable to noncontrolling interests	(2)	(1)	(15)	5
Comprehensive income attributable to Disney	$1,673	$1,236	$3,193	$2,756
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited; in millions, except per share data)

	March 30, 2013	September 29, 2012
ASSETS
Current assets
Cash and cash equivalents	$3,952	$3,387
Receivables	7,154	6,540
Inventories	1,403	1,537
Television costs and advances	905	676
Deferred income taxes	758	765
Other current assets	831	804
Total current assets	15,003	13,709
Film and television costs	4,895	4,541
Investments	2,566	2,723
Parks, resorts and other property
Attractions, buildings and equipment	39,520	38,582
Accumulated depreciation	(21,481)	(20,687)
	18,039	17,895
Projects in progress	2,445	2,453
Land	1,166	1,164
	21,650	21,512
Intangible assets, net	7,493	5,015
Goodwill	27,428	25,110
Other assets	2,323	2,288
Total assets	$81,358	$74,898

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and other accrued liabilities	$6,325	$6,393
Current portion of borrowings	3,556	3,614
Unearned royalties and other advances	3,572	2,806
Total current liabilities	13,453	12,813

Borrowings	13,381	10,697
Deferred income taxes	3,090	2,251
Other long-term liabilities	7,290	7,179
Commitments and contingencies (Note 11)
Equity
Preferred stock, $.01 par value Authorized – 100 million shares, Issued – none	—	—
Common stock, $.01 par value Authorized – 4.6 billion shares, Issued – 2.8 billion shares	32,929	31,731
Retained earnings	44,517	42,965
Accumulated other comprehensive loss	(2,968)	(3,266)
	74,478	71,430
Treasury stock, at cost, 1.0 billion shares	(32,389)	(31,671)
Total Disney Shareholders' equity	42,089	39,759
Noncontrolling interests	2,055	2,199
Total equity	44,144	41,958
Total liabilities and equity	$81,358	$74,898

See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in millions)

	Six Months Ended
	March 30, 2013	March 31, 2012
OPERATING ACTIVITIES
Net income	$3,059	$2,747
Depreciation and amortization	1,064	973
Gains on dispositions and acquisition	(229)	(184)
Deferred income taxes	(247)	236
Equity in the income of investees	(295)	(283)
Cash distributions received from equity investees	367	315
Net change in film and television costs and advances	(571)	(496)
Equity-based compensation	208	208
Other	103	16
Changes in operating assets and liabilities:
Receivables	(76)	188
Inventories	137	70
Other assets	(1)	67
Accounts payable and other accrued liabilities	17	60
Income taxes	(232)	(371)
Cash provided by operations	3,304	3,546

INVESTING ACTIVITIES
Investments in parks, resorts and other property	(1,119)	(2,111)
Proceeds from dispositions	345	15
Acquisitions	(2,310)	(726)
Other	94	41
Cash used in investing activities	(2,990)	(2,781)

FINANCING ACTIVITIES
Commercial paper borrowings/(repayments), net	(245)	290
Borrowings	3,878	3,159
Reduction of borrowings	(788)	(1,545)
Dividends	(1,324)	(1,076)
Repurchases of common stock	(1,894)	(1,669)
Proceeds from exercise of stock options	354	524
Other	329	91
Cash provided by/(used in) financing activities	310	(226)

Impact of exchange rates on cash and cash equivalents	(59)	7

Increase in cash and cash equivalents	565	546
Cash and cash equivalents, beginning of period	3,387	3,185
Cash and cash equivalents, end of period	$3,952	$3,731
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited; in millions)

	Quarter Ended
	March 30, 2013			March 31, 2012
	Disney Shareholders	Non- controlling Interests	Total Equity	Disney Shareholders	Non- controlling Interests	Total Equity
Beginning Balance	$41,016	$2,354	$43,370	$37,257	$2,166	$39,423
Comprehensive income	1,673	110	1,783	1,236	84	1,320
Equity compensation activity	248	—	248	423	—	423
Common stock repurchases	(850)	—	(850)	(869)	—	(869)
Acquisition of Lucasfilm	2	—	2	—	—	—
Distributions and other	—	(409)	(409)	2	(387)	(385)
Ending Balance	$42,089	$2,055	$44,144	$38,049	$1,863	$39,912
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited; in millions)

	Six Months Ended
	March 30, 2013			March 31, 2012
	Disney Shareholders	Non- controlling Interests	Total Equity	Disney Shareholders	Non- controlling Interests	Total Equity
Beginning Balance	$39,759	$2,199	$41,958	$37,385	$2,068	$39,453
Comprehensive income	3,193	179	3,372	2,756	135	2,891
Equity compensation activity	500	—	500	653	—	653
Dividends	(1,324)	—	(1,324)	(1,076)	—	(1,076)
Common stock repurchases	(1,894)	—	(1,894)	(1,669)	—	(1,669)
Acquisition of Lucasfilm	1,855	6	1,861	—	—	—
Distributions and other	—	(329)	(329)	—	(340)	(340)
Ending Balance	$42,089	$2,055	$44,144	$38,049	$1,863	$39,912
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

1.	Principles of Consolidation
These Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. We believe that we have included all normal recurring adjustments necessary for a fair presentation of the results for the interim period. Operating results for the quarter and six months ended March 30, 2013 are not necessarily indicative of the results that may be expected for the year ending September 28, 2013. Certain reclassifications have been made in the prior-year financial statements to conform to the current year presentation.
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

	Quarter Ended		Six Months Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Media Networks
Cable Networks	$195	$149	$372	$299
Broadcasting	(10)	(11)	(23)	(17)
Equity in the income of investees included in segment operating income	$185	$138	$349	$282

During the six months ended March 30, 2013, the Company recorded a $55 million charge for our share of expense related to an equity redemption at Hulu LLC (Hulu Equity Redemption). This charge is recorded in equity in the income of investees in the Condensed Consolidated Statements of Income but has been excluded from segment operating income. See Note 3 for further discussion of the transaction.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

	Quarter Ended		Six Months Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Revenues (1):
Media Networks	$4,957	$4,692	$10,058	$9,471
Parks and Resorts	3,302	2,899	6,693	6,054
Studio Entertainment	1,338	1,180	2,883	2,798
Consumer Products	763	679	1,776	1,627
Interactive	194	179	485	458
	$10,554	$9,629	$21,895	$20,408
Segment operating income (loss) (1):
Media Networks	$1,862	$1,729	$3,076	$2,922
Parks and Resorts	383	222	960	775
Studio Entertainment	118	(84)	352	329
Consumer Products	200	148	546	461
Interactive	(54)	(70)	(45)	(98)
	$2,509	$1,945	$4,889	$4,389

(1) Studio Entertainment segment revenues and operating income include an allocation of Consumer Products and Interactive revenues, which is meant to reflect royalties on sales of merchandise based on certain film properties. The increases/(decreases) related to these allocations on segment revenues and operating income as reported in the above table are as follows:

	Quarter Ended		Six Months Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Studio Entertainment	$49	$54	$104	$130
Consumer Products	(48)	(53)	(103)	(129)
Interactive	(1)	(1)	(1)	(1)
	$—	$—	$—	$—
A reconciliation of segment operating income to income before income taxes is as follows:

	Quarter Ended		Six Months Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Segment operating income	$2,509	$1,945	$4,889	$4,389
Corporate and unallocated shared expenses	(129)	(120)	(252)	(227)
Restructuring and impairment charges	(61)	(38)	(61)	(44)
Other income/(expense), net	10	184	(92)	184
Net interest expense	(54)	(95)	(126)	(185)
Hulu Equity Redemption charge	—	—	(55)	—
Income before income taxes	$2,275	$1,876	$4,303	$4,117

3.	Acquisitions
Lucasfilm
On December 21, 2012, the Company acquired Lucasfilm Ltd. LLC (“Lucasfilm”), a privately held entertainment company. This acquisition will allow Disney to utilize Lucasfilm's content across our multiple platforms, businesses and markets, which we believe will generate growth as well as significant long-term value.
Under the terms of the merger agreement, Disney issued 37.1 million shares and made a cash payment of $2.2 billion.  Based on the closing price of Disney shares on December 21, 2012 of $50.00 per share, the transaction has a value of $4.1 billion.

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
The following table summarizes our allocation of the purchase price, which is subject to adjustment once the valuations are completed:

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

The amounts of revenue and net loss of Lucasfilm included in the Company's Condensed Consolidated Statement of Income from the closing date through March 30, 2013 are not material.

Hulu
On October 5, 2012, Hulu LLC (Hulu) redeemed Providence Equity Partners' 10% equity interest in Hulu for $200 million, increasing the Company's ownership interest in Hulu from 29% to 32%.  In connection with the transaction, Hulu incurred a charge of approximately $174 million primarily related to employee equity-based compensation. The Company's share of the charge totaled $55 million and was recorded in equity in the income of investees in the first quarter of fiscal 2013.  The Company has guaranteed $107 million of a $338 million five-year term loan, which was used by Hulu to finance the transaction. The Company will continue to account for its interest in Hulu as an equity method investment.

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

Upon consolidation, the Company recognized a non-cash gain of $184 million ($116 million after tax) as a result of adjusting the carrying value of the Company’s 50% equity investment to its estimated fair value of $405 million. The gain was recorded in “Other income/(expense), net” in the second quarter of fiscal 2012. The fair value was determined based on the Company’s internal valuation of the UTV business using an income approach (discounted cash flow model), which the Company believes provides the most appropriate indicator of fair value.

The Company allocated the purchase price to the estimated fair value of the tangible and intangible assets acquired and liabilities assumed. The majority of the purchase price has been allocated to goodwill, which is not deductible for tax purposes. The goodwill reflects the synergies and increased Indian market penetration expected from combining the operations of UTV and the Company.

To date, the Company has paid $72 million to acquire an incremental 6% interest bringing its ownership percentage to 99%.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Goodwill
The changes in the carrying amount of goodwill for the six months ended March 30, 2013, are as follows:

	Media Networks	Parks and Resorts	Studio Entertainment	Consumer Products	Interactive	Total
Balance at September 29, 2012	$16,131	$172	$5,680	$1,794	$1,333	$25,110
Acquisitions	21	81	960	1,148	152	2,362
Dispositions	—	—	—	—	—	—
Other, net	(22)	—	(17)	—	(5)	(44)
Balance at March 30, 2013	$16,130	$253	$6,623	$2,942	$1,480	$27,428
The carrying amount of goodwill at March 30, 2013 and September 29, 2012 includes accumulated impairments of $29 million at Interactive.
During the six months ended March 30, 2013, the Company completed the acquisition of Lucasfilm resulting in $2.3 billion of goodwill. See the discussion above on the Lucasfilm acquisition.

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

Other Income/(Expense)

	Quarter Ended		Six Months Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Celador litigation (see Note 11)	$—	$—	$(321)	$—
Gain on sale of equity interest in ESS	—	—	219	—
UTV gain	—	184	—	184
Other	10	—	10	—
Other income/(expense), net	$10	$184	$(92)	$184

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

5.	Borrowings
During the six months ended March 30, 2013, the Company’s borrowing activity was as follows:

	September 29, 2012	Additions	Payments	Other Activity	March 30, 2013
Commercial paper borrowings	$2,050	$—	$(245)	$—	$1,805
U.S. medium-term notes	10,117	3,778	(750)	5	13,150
European medium-term notes and other foreign currency denominated borrowings (1)	1,315	100	(32)	(155)	1,228
Other (2)	562	—	(13)	(66)	483
Hong Kong Disneyland borrowings	267	—	—	4	271
Total	$14,311	$3,878	$(1,040)	$(212)	$16,937

(1) The other activity is primarily the impact of foreign currency translation as a result of the strengthening of the U.S. dollar against the Japanese yen.

(2) The other activity is primarily market value adjustments for debt with qualifying hedges.

At September 29, 2012, the Company had two bank facilities, each for $2.25 billion, which are used to support commercial paper borrowings. One of the facilities expires in 2015 and the other in 2017. On March 15, 2013, the Company entered into a new $1.5 billion 364-day credit agreement with a syndicate of lenders.  These bank facilities allow for borrowings at LIBOR-based rates plus a spread depending on the credit default swap spread applicable to the Company's debt, subject to a cap and floor that vary with the Company's public rating.  The spread above LIBOR can range from 0.23% to 1.93%.  The facilities contain only one financial covenant, relating to interest coverage, and specifically excludes certain entities, including the International Theme Parks, from any representations, covenants or events of default.

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

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The following tables present summarized balance sheet information for the Company as of March 30, 2013 and September 29, 2012, reflecting the impact of consolidating the International Theme Parks balance sheets.

	As of March 30, 2013
	Before International Theme Parks Consolidation	International Theme Parks and Adjustments	Total
Cash and cash equivalents	$3,436	$516	$3,952
Other current assets	10,793	258	11,051
Total current assets	14,229	774	15,003
Investments/Advances	5,902	(3,336)	2,566
Parks, resorts and other property	16,960	4,690	21,650
Other assets	42,136	3	42,139
Total assets	$79,227	$2,131	$81,358

Current portion of borrowings	$3,556	$—	$3,556
Other current liabilities	9,433	464	9,897
Total current liabilities	12,989	464	13,453
Borrowings	13,110	271	13,381
Deferred income taxes and other long-term liabilities	10,257	123	10,380
Equity	42,871	1,273	44,144
Total liabilities and equity	$79,227	$2,131	$81,358

	As of September 29, 2012
	Before International Theme Parks Consolidation	International Theme Parks and Adjustments	Total
Cash and cash equivalents	$2,839	$548	$3,387
Other current assets	10,066	256	10,322
Total current assets	12,905	804	13,709
Investments/Advances	6,065	(3,342)	2,723
Parks, resorts and other property	17,005	4,507	21,512
Other assets	36,949	5	36,954
Total assets	$72,924	$1,974	$74,898

Current portion of borrowings	$3,614	$—	$3,614
Other current liabilities	8,742	457	9,199
Total current liabilities	12,356	457	12,813
Borrowings	10,430	267	10,697
Deferred income taxes and other long-term liabilities	9,325	105	9,430
Equity	40,813	1,145	41,958
Total liabilities and equity	$72,924	$1,974	$74,898

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The following table presents summarized income statement information of the Company for the six months ended March 30, 2013, reflecting the impact of consolidating the International Theme Parks income statements.

	Before International Theme Parks Consolidation(1)	International Theme Parks and Adjustments	Total
Revenues	$20,929	$966	$21,895
Cost and expenses	(16,537)	(1,071)	(17,608)
Restructuring and impairment charges	(61)	—	(61)
Other income/(expense), net	(92)	—	(92)
Net interest expense	(94)	(32)	(126)
Equity in the income of investees	229	66	295
Income before income taxes	4,374	(71)	4,303
Income taxes	(1,244)	—	(1,244)
Net income	$3,130	$(71)	$3,059

(1)
These amounts include the International Theme Parks under the equity method of accounting. As such, royalty and management fee income from these operations is included in Revenues and our share of their net income/(loss) is included in Equity in the income of investees. There were $71 million of royalties and management fees recognized for the six months ended March 30, 2013.

The following table presents summarized cash flow statement information of the Company for the six months ended March 30, 2013, reflecting the impact of consolidating the International Theme Parks cash flow statements.

	Before International Theme Parks Consolidation	International Theme Parks and Adjustments	Total
Cash provided by/(used in) operations	$3,347	$(43)	$3,304
Investments in parks, resorts and other property	(773)	(346)	(1,119)
Cash (used in)/provided by other investing activities	(2,044)	173	(1,871)
Cash provided by financing activities	129	181	310
Impact of exchange rates on cash and cash equivalents	(62)	3	(59)
Increase/(decrease) in cash and cash equivalents	597	(32)	565
Cash and cash equivalents, beginning of period	2,839	548	3,387
Cash and cash equivalents, end of period	$3,436	$516	$3,952

7.	Pension and Other Benefit Programs
The components of net periodic benefit cost are as follows:

	Pension Plans				Postretirement Medical Plans
	Quarter Ended		Six Months Ended		Quarter Ended		Six Months Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Service costs	$86	$69	$172	$139	$5	$6	$9	$11
Interest costs	108	109	217	219	16	18	33	37
Expected return on plan assets	(150)	(129)	(301)	(257)	(7)	(6)	(15)	(12)
Amortization of prior-year service costs	3	4	5	7	—	—	(1)	(1)
Recognized net actuarial loss	104	78	208	155	10	8	20	16
Net periodic benefit cost	$151	$131	$301	$263	$24	$26	$46	$51

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

During the six months ended March 30, 2013, the Company made contributions to its pension and postretirement medical plans totaling $139 million. The Company expects total pension and postretirement medical plan contributions in fiscal 2013 of approximately $425 million to $475 million. Final minimum pension plan funding requirements for fiscal 2013 will be determined based on our January 1, 2013 funding actuarial valuation that we expect to receive during the fourth quarter of fiscal 2013.

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

	Quarter Ended		Six Months Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Shares (in millions):
Weighted average number of common shares outstanding (basic)	1,804	1,793	1,791	1,795
Weighted average dilutive impact of Awards	21	25	22	26
Weighted average number of common and common equivalent shares outstanding (diluted)	1,825	1,818	1,813	1,821
Awards excluded from diluted earnings per share	9	19	5	15

9.	Equity
On November 28, 2012, the Company declared a $0.75 per share dividend ($1.3 billion) related to fiscal 2012 for shareholders of record on December 10, 2012, which was paid on December 28, 2012. The Company paid a $0.60 per share dividend ($1.1 billion) during the second quarter of fiscal 2012 related to fiscal 2011.
During the six months ended March 30, 2013, the Company repurchased 37 million shares of its common stock for $1.9 billion. As of March 30, 2013, the Company had remaining authorization in place to repurchase 195 million additional shares. The repurchase program does not have an expiration date.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The following table summarizes the changes in each component of accumulated other comprehensive income (loss) (AOCI), net of 37% estimated tax:

			Unrecognized Pension and Post-retirement Medical Expense	Foreign Currency Translation and Other	AOCI
	Market Value Adjustments
	Investments	Cash Flow Hedges(1)

Balance at Dec. 29, 2012	$20	$7	$(3,161)	$6	$(3,128)
Quarter Ended Mar. 30, 2013:
Unrealized gains (losses) arising during the period	12	120	(6)	(23)	103
Reclassifications of net (gains) losses to net income	(7)	(9)	73	—	57
Balance at Mar. 30, 2013	$25	$118	$(3,094)	$(17)	$(2,968)

Balance at Dec. 31, 2011	$8	$(24)	$(2,570)	$12	$(2,574)
Quarter Ended Mar. 31, 2012:
Unrealized gains (losses) arising during the period	18	11	(22)	2	9
Reclassifications of net (gains) losses to net income	(6)	1	55	34	84
Balance at Mar. 31, 2012	$20	$(12)	$(2,537)	$48	$(2,481)

Balance at Sept. 29, 2012	$3	$(52)	$(3,234)	$17	$(3,266)
Six Months Ended Mar. 30, 2013:
Unrealized gains (losses) arising during the period	29	185	(6)	(40)	168
Reclassifications of net (gains) losses to net income	(7)	(15)	146	6	130
Balance at Mar. 30, 2013	$25	$118	$(3,094)	$(17)	$(2,968)

Balance at Oct. 1, 2011	$6	$(54)	$(2,625)	$43	$(2,630)
Six Months Ended Mar. 31, 2012:
Unrealized gains (losses) arising during the period	20	39	(22)	(29)	8
Reclassifications of net (gains) losses to net income	(6)	3	110	34	141
Balance at Mar. 31, 2012	$20	$(12)	$(2,537)	$48	$(2,481)

(1)	Reclassifications of gains on cash flow hedges are primarily recorded in revenue.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

10.	Equity-Based Compensation
Compensation expense related to stock options, stock appreciation rights and restricted stock units (RSUs) is as follows:

	Quarter Ended		Six Months Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Stock options/rights (1)	$28	$29	$53	$60
RSUs	84	84	160	157
Total equity-based compensation expense (2)	$112	$113	$213	$217
Equity-based compensation expense capitalized during the period	$15	$15	$29	$28

(1)	Includes stock appreciation rights.

(2)
Equity-based compensation expense is net of capitalized equity-based compensation and excludes amortization of previously capitalized equity-based compensation costs. During the quarter and six months ended March 30, 2013, amortization of previously capitalized equity-based compensation totaled $13 million and $37 million, respectively. During the quarter and six months ended March 31, 2012, amortization of previously capitalized equity-based compensation totaled $16 million and $24 million, respectively.

Unrecognized compensation cost related to unvested stock options/rights and RSUs totaled approximately $201 million and $696 million, respectively, as of March 30, 2013.
The weighted average grant date fair values of options issued during the six months ended March 30, 2013 and March 31, 2012 were $12.37 and $10.58, respectively.
During the six months ended March 30, 2013, the Company made equity compensation grants consisting of 8.6 million stock options and 6.9 million RSUs, of which 0.4 million RSUs included market and/or performance conditions.

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
Management does not believe that the Company has incurred a probable, material loss by reason of any of the above actions.
Celador International Ltd. v. American Broadcasting Companies, Inc.
In connection with the Company's litigation with Celador International Ltd., the Company established a reserve in the amount of $321 million, which was recorded in Other income/(expense), net, in the first quarter of fiscal 2013 and paid in the third quarter of fiscal 2013.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Contractual Guarantees
The Company has guaranteed bond issuances by the Anaheim Public Authority that were used by the City of Anaheim to finance construction of infrastructure and a public parking facility adjacent to the Disneyland Resort. Revenues from sales, occupancy and property taxes from the Disneyland Resort and non-Disney hotels are used by the City of Anaheim to repay the bonds. In the event of a debt service shortfall, the Company will be responsible to fund the shortfall. As of March 30, 2013, the remaining debt service obligation guaranteed by the Company was $347 million, of which $78 million was principal. To the extent that tax revenues exceed the debt service payments in subsequent periods, the Company would be reimbursed for any previously funded shortfalls. To date, tax revenues have exceeded the debt service payments for these bonds.
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
The Company estimates the allowance for credit losses related to receivables from the sale of television programs based upon a number of factors, including historical experience and the financial condition of individual companies with which we do business. The balance of syndication receivables recorded in other non-current assets, net of an immaterial allowance for credit losses, was $0.9 billion as of March 30, 2013. The activity in the current period related to the allowance for credit losses was not material.
The Company estimates the allowance for credit losses related to receivables from sales of its vacation ownership units based primarily on historical collection experience. Estimates of uncollectible amounts also consider the economic environment and the age of receivables. The balance of mortgage receivables recorded in other non-current assets, net of a related allowance for credit losses of approximately 5%, was approximately $0.7 billion as of March 30, 2013. The activity in the current period related to the allowance for credit losses was not material.

Income Taxes
During the six months ended March 30, 2013, the Company settled certain tax matters with various jurisdictions. As a result of these settlements, the Company reduced its unrecognized tax benefits by $71 million, including interest and penalties.
In the next twelve months, it is reasonably possible that our unrecognized tax benefits could change due to resolutions of open tax matters. These resolutions would reduce our unrecognized tax benefits by approximately $16 million.

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

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The Company’s assets and liabilities measured at fair value are summarized in the following tables by type of inputs applicable to the fair value measurements:

	Fair Value Measurement at March 30, 2013
	Level 1	Level 2	Level 3	Total
Assets
Investments	$122	$—	$—	$122
Derivatives (1)
Interest rate	—	215	—	215
Foreign exchange	—	502	—	502
Liabilities
Derivatives (1)
Interest rate	—	(23)	—	(23)
Foreign exchange	—	(117)	—	(117)
Total recorded at fair value	$122	$577	$—	$699
Fair value of borrowings	$—	$15,981	$1,574	$17,555

	Fair Value Measurement at September 29, 2012
	Level 1	Level 2	Level 3	Total
Assets
Investments	$86	$—	$—	$86
Derivatives (1)
Interest rate	—	239	—	239
Foreign exchange	—	390	—	390
Liabilities
Derivatives (1)
Foreign exchange	—	(235)	—	(235)
Total recorded at fair value	$86	$394	$—	$480
Fair value of borrowings	$—	$13,493	$1,653	$15,146

(1)
The Company has master netting arrangements by counterparty with respect to certain derivative contracts. Contracts in a liability position totaling $122 million and $153 million have been netted against contracts in an asset position in the Condensed Consolidated Balance Sheets at March 30, 2013 and September 29, 2012, respectively.

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
Level 3 borrowings, which include Hong Kong Disneyland borrowings and other foreign currency denominated borrowings, are generally valued based on historical market transactions, prevailing market interest rates and the Company's current borrowing cost and credit risk.
The Company’s financial instruments also include cash, cash equivalents, receivables and accounts payable. The carrying values of these financial instruments approximate the fair values.
The Company also has assets and liabilities that are required to be recorded at fair value on a non-recurring basis when certain circumstances occur. During the prior-year six months ended March 31, 2012, the Company recorded impairment charges of $117 million on film productions. These impairment charges are reported in “Costs and expenses” in the Condensed Consolidated Statements of Income. The film impairment charges reflected the excess of the unamortized cost of the films

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

over the estimated fair value using discounted cash flows. The discounted cash flow analysis is a level 3 valuation technique. The aggregate carrying value of the films for which we prepared the fair value analyses was $119 million as of March 31, 2012.

13. Derivative Instruments
The Company manages its exposure to various risks relating to its ongoing business operations according to a risk management policy. The primary risks managed with derivative instruments are interest rate risk and foreign exchange risk.
The Company’s derivative positions measured at fair value are summarized in the following tables:

	As of March 30, 2013
	Current Assets	Other Assets	Other Accrued Liabilities	Other Long- Term Liabilities
Derivatives designated as hedges
Foreign exchange	$176	$135	$(61)	$(11)
Interest rate	—	215	(23)	—
Derivatives not designated as hedges
Foreign exchange	170	21	(44)	(1)
Gross fair value of derivatives	346	371	(128)	(12)
Counterparty netting	(106)	(16)	111	11
Total derivatives (1)	$240	$355	$(17)	$(1)

	As of September 29, 2012
	Current Assets	Other Assets	Other Accrued Liabilities	Other Long- Term Liabilities
Derivatives designated as hedges
Foreign exchange	$84	$30	$(94)	$(50)
Interest rate	1	238	—	—
Derivatives not designated as hedges
Foreign exchange	258	18	(91)	—
Gross fair value of derivatives	343	286	(185)	(50)
Counterparty netting	(117)	(36)	117	36
Total derivatives (1)	$226	$250	$(68)	$(14)

(1)	Refer to Note 12 for further information on derivative fair values and counterparty netting.
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

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The Company designates pay-floating interest rate swaps as fair value hedges of fixed-rate borrowings effectively converting fixed-rate borrowings to variable rate borrowings indexed to LIBOR. As of March 30, 2013 and September 29, 2012, the total notional amount of the Company’s pay-floating interest rate swaps was $5.6 billion and $3.1 billion, respectively. The following table summarizes adjustments related to fair value hedges included in net interest expense in the Condensed Consolidated Statements of Income.

	Quarter Ended		Six Months Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Gain (loss) on interest rate swaps	$(38)	$(12)	$(64)	$(16)
Gain (loss) on hedged borrowings	38	12	64	16
The Company may designate pay-fixed interest rate swaps as cash flow hedges of interest payments on floating-rate borrowings. Pay-fixed swaps effectively convert floating-rate borrowings to fixed-rate borrowings. The unrealized gains or losses from these cash flow hedges are deferred in AOCI and recognized in interest expense as the interest payments occur. The Company did not have pay-fixed interest rate swaps that were designated as cash flow hedges of interest payments at March 30, 2013 or at September 29, 2012.
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
The Company designates foreign exchange forward and option contracts as cash flow hedges of firmly committed and forecasted foreign currency transactions. As of March 30, 2013 and September 29, 2012, the notional amounts of the Company’s net foreign exchange cash flow hedges were $4.6 billion and $4.6 billion, respectively. Mark-to-market gains and losses on these contracts are deferred in AOCI and are recognized in earnings when the hedged transactions occur, offsetting changes in the value of the foreign currency transactions. Gains and losses recognized related to ineffectiveness for the six months ended March 30, 2013 and March 31, 2012 were not material. Net deferred gains recorded in AOCI for contracts that will mature in the next twelve months totaled $114 million.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Foreign exchange risk management contracts with respect to foreign currency denominated assets and liabilities are not designated as hedges and do not qualify for hedge accounting. The notional amounts of these foreign exchange contracts at March 30, 2013 and September 29, 2012 were $4.5 billion and $4.1 billion, respectively. The following table summarizes the net foreign exchange gains or losses recognized on foreign currency denominated assets and liabilities and the offsetting net foreign exchange gains or losses on the related foreign exchange contracts for the quarters and six months ended March 30, 2013 and March 31, 2012 by the corresponding line item in which they are recorded in the Condensed Consolidated Statements of Income.

	Costs and Expenses				Interest Expense
	Quarter Ended		Six Months Ended		Quarter Ended		Six Months Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Net gains (losses) on foreign currency denominated assets and liabilities	$(145)	$54	$(107)	$(16)	$71	$38	$153	$43
Net gains (losses) on foreign exchange risk management contracts not designated as hedges	142	(63)	94	(4)	(67)	(43)	(151)	(48)
Net gains (losses)	$(3)	$(9)	$(13)	$(20)	$4	$(5)	$2	$(5)
`
Commodity Price Risk Management
The Company is subject to the volatility of commodities prices and the Company designates certain commodity forward contracts as cash flow hedges of forecasted commodity purchases. Mark-to-market gains and losses on these contracts are deferred in AOCI and are recognized in earnings when the hedged transactions occur, offsetting changes in the value of commodity purchases. The fair value of the commodity hedging contracts at March 30, 2013 and September 29, 2012 were not material. The related gains or losses recognized in earnings were not material for the six months ended March 30, 2013 and March 31, 2012.
Risk Management – Other Derivatives Not Designated as Hedges
The Company enters into certain other risk management contracts that are not designated as hedges and do not qualify for hedge accounting. These contracts, which include certain commodity swap contracts, are intended to offset economic exposures of the Company and are carried at market value with any changes in value recorded in earnings. The fair value of these contracts at March 30, 2013 and September 29, 2012 were not material. The related gains or losses recognized in earnings were not material for the six months ended March 30, 2013 and March 31, 2012.
Contingent Features
The Company’s derivative financial instruments may require the Company to post collateral in the event that a net liability position with a counterparty exceeds limits defined by contract and that vary with the Company’s credit rating. If the Company’s credit ratings were to fall below investment grade, such counterparties would also have the right to terminate our derivative contracts, which could lead to a net payment to or from the Company for the aggregate net value by counterparty of our derivative contracts. The aggregate fair value of derivative instruments with credit-risk-related contingent features in a net liability position by counterparty were $18 million and $82 million on March 30, 2013 and September 29, 2012, respectively.

14. Restructuring and Impairment Charges
The Company recorded $61 million of restructuring charges in the current six-month period primarily for severance and contract termination costs in connection with the acquisition of Lucasfilm. In the prior-year six-month period, the Company recorded $44 million of restructuring charges for severance costs related to organizational and cost structure initiatives.

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
Overview
Seasonality
Business Segment Results
Other Financial Information
Financial Condition
Commitments and Contingencies
Other Matters
Market Risk
OVERVIEW
Our summary consolidated results are presented below:

	Quarter Ended		% Change	Six Months Ended		% Change
(in millions, except per share data)	March 30, 2013	March 31, 2012	Better/ (Worse)	March 30, 2013	March 31, 2012	Better/ (Worse)
Revenues	$10,554	$9,629	10%	$21,895	$20,408	7%
Costs and expenses	(8,359)	(7,942)	(5)%	(17,608)	(16,529)	(7)%
Restructuring and impairment charges	(61)	(38)	(61)%	(61)	(44)	(39)%
Other income/(expense), net	10	184	(95)%	(92)	184	nm
Net interest expense	(54)	(95)	43%	(126)	(185)	32%
Equity in the income of investees	185	138	34%	295	283	4%
Income before income taxes	2,275	1,876	21%	4,303	4,117	5%
Income taxes	(654)	(650)	(1)%	(1,244)	(1,370)	9%
Net income	1,621	1,226	32%	3,059	2,747	11%
Less: Net income attributable to noncontrolling interests	(108)	(83)	(30)%	(164)	(140)	(17)%
Net income attributable to Disney	$1,513	$1,143	32%	$2,895	$2,607	11%
Diluted earnings per share attributable to Disney	$0.83	$0.63	32%	$1.60	$1.43	12%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Quarter Results
Diluted earnings per share (EPS) for the quarter increased 32% from $0.63 to $0.83 due to improved performance at all of our operating segments led by Studio Entertainment, Parks and Resorts and Media Networks, and a lower effective income tax rate driven by favorable tax adjustments related to pre-tax earnings in prior years ($102 million), partially offset by the absence of a gain of $184 million ($116 million after tax) on the UTV acquisition that was recognized in the prior-year quarter (UTV Gain).
Improved segment results at Studio Entertainment were driven by lower film cost write-downs and higher worldwide theatrical results from the performance of Oz The Great And Powerful in the current year versus John Carter in the prior-year quarter. Operating income growth at Parks and Resorts was due to higher average guest spending and attendance at our domestic operations and the addition of the Disney Fantasy cruise ship, partially offset by higher operating costs, including investments in new guest offerings. Media Networks operating income growth was driven by increased fees from multi-channel video programming distributors (MVPDs) (Affiliate Fees) from contractual rate increases and a decrease in revenue deferrals related to annual programming commitments, partially offset by higher programming costs.
In the current quarter, the Company also recorded $61 million ($39 million after tax) of restructuring charges primarily for severance related to our acquisition of Lucasfilm and at our Studio Entertainment and Interactive segments. In the prior-year quarter, the Company also recorded $38 million ($24 million after tax) of restructuring charges. A summary of certain items impacting comparability is as follows:

(in millions, except per share data)	Pre-Tax Income/(Loss)	Tax Benefit/(Expense)	After-Tax Income/(Loss)	EPS Favorable/(Adverse) (1)
Quarter ended March 30, 2013
Favorable tax adjustments related to pre-tax earnings in prior years	$—	$102	$102	$0.06
Restructuring and impairment charges	(61)	22	(39)	(0.02)
Other	10	(3)	7	—
Total current quarter	$(51)	$121	$70	$0.04

Quarter Ended March 31, 2012:
UTV Gain (2)	184	(68)	116	0.06
Restructuring and impairment charges	(38)	14	(24)	(0.01)
Total prior-year quarter	$146	$(54)	$92	$0.05
(1) Total may not equal the sum of the column due to rounding.

(2)	See Note 3 of the Condensed Consolidated Financial Statements for discussion of the UTV Gain.

Six-Month Results
Diluted EPS for the six-month period increased 12% from $1.43 to $1.60 due to improved performance at all of our operating segments led by Parks and Resorts and Media Networks, and a lower effective income tax rate, partially offset by a charge related to the Celador litigation. Growth at Parks and Resorts was driven by higher average guest spending and attendance at our domestic operations, partially offset by higher operating costs, including investments in new guest offerings. Media Networks operating income growth was driven by increased fees from MVPDs from contractual rate increases and a decrease in revenue deferrals related to annual programming commitments, partially offset by higher programming costs. The lower effective income tax rate was driven by favorable tax adjustments related to pre-tax earnings in prior years.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

EPS for the current six-month period also included a charge for our share of expense at our Hulu joint venture related to an equity redemption transaction (Hulu Equity Redemption), restructuring charges of $61 million and a gain on the sale of our 50% interest in ESPN STAR Sports (ESS). EPS for the prior-year six-month period included restructuring charges of $44 million. A summary of certain items impacting comparability is as follows:

(in millions, except per share data)	Pre-Tax Income/(Loss)	Tax Benefit/(Expense)	After-Tax Income/(Loss)	EPS Favorable/(Adverse) (3)
Six Months Ended March 30, 2013:
Favorable tax adjustments related to pre-tax earnings in prior years	$—	$166	$166	$0.10
Gain on sale of interest in ESS (1)	219	(64)	155	0.07
Celador litigation charge	(321)	119	(202)	(0.11)
Hulu Equity Redemption charge (2)	(55)	20	(35)	(0.02)
Restructuring charges	(61)	22	(39)	(0.02)
Other	10	(3)	7	—
Total current six-month period	$(208)	$260	$52	$0.02

Six Months Ended March 31, 2012:
UTV Gain	184	(68)	116	0.06
Restructuring charges	(44)	16	(28)	(0.02)
Total prior-year six-month period	$140	$(52)	$88	$0.05
(1) EPS has been adjusted for the noncontrolling interest share of the gain.

(2)	See Note 3 of the Condensed Consolidated Financial Statements for discussion of the Hulu Equity Redemption Charge.
(3) Total may not equal the sum of the column due to rounding.

SEASONALITY
The Company’s businesses are subject to the effects of seasonality. Consequently, the operating results for the quarter and six-month period ended March 30, 2013 for each business segment, and for the Company as a whole, are not necessarily indicative of results to be expected for the full year.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Interactive revenues fluctuate due to the timing and performance of video game releases, which are determined by several factors, including theatrical releases and cable programming broadcasts, competition and the timing of holiday periods. Revenues from certain of our internet and mobile operations are subject to similar seasonal trends.
BUSINESS SEGMENT RESULTS
The Company evaluates the performance of its operating segments based on segment operating income, which is shown below along with segment revenues:

	Quarter Ended		% Change	Six Months Ended		% Change
(in millions)	March 30, 2013	March 31, 2012	Better/ (Worse)	March 30, 2013	March 31, 2012	Better/ (Worse)
Revenues:
Media Networks	$4,957	$4,692	6%	$10,058	$9,471	6%
Parks and Resorts	3,302	2,899	14%	6,693	6,054	11%
Studio Entertainment	1,338	1,180	13%	2,883	2,798	3%
Consumer Products	763	679	12%	1,776	1,627	9%
Interactive	194	179	8%	485	458	6%
	$10,554	$9,629	10%	$21,895	$20,408	7%
Segment operating income (loss):
Media Networks	$1,862	$1,729	8%	$3,076	$2,922	5%
Parks and Resorts	383	222	73%	960	775	24%
Studio Entertainment	118	(84)	nm	352	329	7%
Consumer Products	200	148	35%	546	461	18%
Interactive	(54)	(70)	23%	(45)	(98)	54%
	$2,509	$1,945	29%	$4,889	$4,389	11%

The following table reconciles segment operating income to income before income taxes:

	Quarter Ended		% Change	Six Months Ended		% Change
(in millions)	March 30, 2013	March 31, 2012	Better/ (Worse)	March 30, 2013	March 31, 2012	Better/ (Worse)
Segment operating income	$2,509	$1,945	29%	$4,889	$4,389	11%
Corporate and unallocated shared expenses	(129)	(120)	(8)%	(252)	(227)	(11)%
Restructuring and impairment charges	(61)	(38)	(61)%	(61)	(44)	(39)%
Other income/(expense), net	10	184	(95)%	(92)	184	nm
Net interest expense	(54)	(95)	43%	(126)	(185)	32%
Hulu Equity Redemption charge	—	—	nm	(55)	—	nm
Income before income taxes	$2,275	$1,876	21%	$4,303	$4,117	5%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Depreciation expense is as follows:

	Quarter Ended		% Change	Six Months Ended		% Change
(in millions)	March 30, 2013	March 31, 2012	Better/ (Worse)	March 30, 2013	March 31, 2012	Better/ (Worse)
Media Networks
Cable Networks	$36	$37	3%	$68	$71	4%
Broadcasting	25	25	—%	49	48	(2)%
Total Media Networks	61	62	2%	117	119	2%
Parks and Resorts
Domestic	266	233	(14)%	521	457	(14)%
International	81	78	(4)%	161	157	(3)%
Total Parks and Resorts	347	311	(12)%	682	614	(11)%
Studio Entertainment	15	13	(15)%	24	26	8%
Consumer Products	14	14	—%	28	27	(4)%
Interactive	5	4	(25)%	10	8	(25)%
Corporate	54	45	(20)%	108	91	(19)%
Total depreciation expense	$496	$449	(10)%	$969	$885	(9)%

Amortization of intangible assets is as follows:

	Quarter Ended		% Change	Six Months Ended		% Change
(in millions)	March 30, 2013	March 31, 2012	Better/ (Worse)	March 30, 2013	March 31, 2012	Better/ (Worse)
Media Networks	$2	$2	—%	$7	$4	(75)%
Parks and Resorts	1	—	nm	1	—	nm
Studio Entertainment	19	14	(36)%	34	38	11%
Consumer Products	25	15	(67)%	41	30	(37)%
Interactive	7	8	13%	12	16	25%
Total amortization of intangible assets	$54	$39	(38)%	$95	$88	(8)%

Media Networks
Operating results for the Media Networks segment are as follows:

	Quarter Ended		% Change
(in millions)	March 30, 2013	March 31, 2012	Better/ (Worse)
Revenues
Affiliate Fees	$2,442	$2,157	13%
Advertising	1,891	1,852	2%
Other	624	683	(9)%
Total revenues	4,957	4,692	6%
Operating expenses	(2,514)	(2,383)	(5)%
Selling, general, administrative and other	(703)	(654)	(7)%
Depreciation and amortization	(63)	(64)	2%
Equity in the income of investees	185	138	34%
Operating Income	$1,862	$1,729	8%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Revenues
The 13% increase in Affiliate Fee revenue was driven by increases of 7% from contractual rate increases at ESPN and, to a lesser extent, at the domestic Disney Channels, 3% from reduced ESPN revenue deferrals due to changes in the provisions related to annual programming commitments in certain MVPD contracts and 2% from international subscriber growth.
The 2% increase in advertising revenues was due to an increase of $52 million at Cable Networks, from $850 million to $902 million, partially offset by a decrease of $13 million at Broadcasting, from $1,002 million to $989 million. The increase at Cable Networks was driven by a 9% increase due to higher units sold and a 2% increase from higher rates, partially offset by a 6% decrease due to lower ratings in certain of our programming. The decrease in advertising revenues at Broadcasting was driven by a decrease at the ABC Television Network, partially offset by an increase at the owned television stations. The decrease in Network advertising reflected a 6% decrease due to lower ratings, partially offset by a 2% increase due to higher rates and a 1% increase due to higher online advertising.
The decrease in other revenues reflected lower sales of our Cable Networks programs and lower royalties from MVPD distribution of our Broadcasting programs.
Costs and Expenses
Operating expenses include programming and production costs, which increased $143 million from $1,982 million to $2,125 million. At Cable Networks, an increase in programming and production costs of $83 million was primarily due to higher sports rights costs driven by contractual rate increases for college sports. At Broadcasting, programming and production costs increased $60 million driven by increased production cost write-offs of network programming and higher cost acquired programming.
The increase in selling, general, administrative and other costs reflected bad debt recoveries in the prior-year quarter and higher marketing costs in the current quarter.
Equity in the Income of Investees
Income from equity investees increased $47 million from $138 million to $185 million driven by the absence of equity losses at ESS and UTV. During the first quarter of the current year, the Company sold its interest in ESS. In the second quarter of the prior year, the Company increased its ownership interest in UTV and as a result, began consolidating UTV. Accordingly, the current quarter includes no equity income or loss from ESS or UTV, whereas the prior-year quarter included equity losses for both.
 Segment Operating Income
Segment operating income increased 8%, or $133 million, to $1,862 million, due to an increase at ESPN, partially offset by a decrease at the ABC Television Network.
The following table provides supplemental revenue and segment operating income detail for the Media Networks segment:

	Quarter Ended		% Change
(in millions)	March 30, 2013	March 31, 2012	Better/ (Worse)
Revenues
Cable Networks	$3,458	$3,167	9%
Broadcasting	1,499	1,525	(2)%
	$4,957	$4,692	6%
Segment operating income
Cable Networks	$1,724	$1,500	15%
Broadcasting	138	229	(40)%
	$1,862	$1,729	8%
Restructuring and impairment charges
The Company recorded restructuring charges of $3 million and $9 million related to Media Networks in the current and prior-year quarters, respectively, for severance costs resulting from organizational and cost structure initiatives.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Parks and Resorts
Operating results for the Parks and Resorts segment are as follows:

	Quarter Ended		% Change
(in millions)	March 30, 2013	March 31, 2012	Better/ (Worse)
Revenues
Domestic	$2,759	$2,395	15%
International	543	504	8%
Total revenues	3,302	2,899	14%
Operating expenses	(2,069)	(1,902)	(9)%
Selling, general, administrative and other	(502)	(464)	(8)%
Depreciation and amortization	(348)	(311)	(12)%
Operating Income	$383	$222	73%
Revenues
Parks and Resorts revenues increased 14%, or $403 million due to an increase of $364 million at our domestic operations and an increase of $39 million at our international operations. Results at both our domestic and international operations reflected a favorable impact due to a shift in the timing of the New Year's and Easter holidays relative to our fiscal periods.
Revenue growth of 15% at our domestic operations reflected increases of 8% from higher volume and 8% from higher average guest spending. Higher volume was due to attendance growth at our parks, the addition of the Disney Fantasy cruise ship, which launched in March 2012, and higher occupied room nights at Walt Disney World Resort. Increased guest spending was due to higher average ticket prices, food, beverage and merchandise spending, and daily hotel room rates.
Revenue growth of 8% at our international operations reflected a 6% increase from higher average guest spending and a 2% increase from higher volume. Guest spending growth was primarily due to higher average ticket prices and merchandise, food and beverage spending at Disneyland Paris. Higher volume was due to attendance growth at Hong Kong Disneyland Resort.
The following table presents supplemental park and hotel statistics:

	Domestic		International (2)		Total
	Quarter Ended		Quarter Ended		Quarter Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Parks
Increase/(decrease)
Attendance	8%	7%	6%	(2)%	8%	5%
Per Capita Guest Spending	10%	5%	6%	4%	10%	5%
Hotels (1)
Occupancy	80%	82%	76%	79%	79%	82%
Available Room Nights (in thousands)	2,645	2,449	609	613	3,254	3,062
Per Room Guest Spending	$268	$250	$260	$246	$267	$249

(1)
Per room guest spending consists of the average daily hotel room rate as well as guest spending on food, beverage and merchandise at the hotels. Hotel statistics include rentals of Disney Vacation Club units.

(2)
Per capita guest spending and per room guest spending exclude the impact of foreign currency translation. The euro to U.S. dollar weighted average foreign currency exchange rate was $1.32 and $1.31 for the quarters ended March 30, 2013 and March 31, 2012, respectively.

Costs and Expenses
Operating expenses include operating labor, which increased by $79 million from $936 million to $1,015 million, and cost of sales, which increased $10 million from $291 million to $301 million. Higher operating labor was primarily due to new guest offerings and labor cost inflation. The increase in cost of sales was driven by higher volumes. Operating expenses also increased due to other costs associated with new guest offerings, such as investments in systems infrastructure, entertainment,

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

fuel and maintenance costs, and the absence of business interruption insurance proceeds related to Tokyo Disney Resort, which were collected in the prior-year quarter. The increase in other operating costs associated with new guest offerings was primarily due to the Disney Fantasy cruise ship, which was launched in March 2012, start up costs at Shanghai Disney Resort, Disney's Art of Animation Resort, which opened in May 2012 at Walt Disney World Resort and the expansion of Disney California Adventure at Disneyland Resort.
The increase in selling, general, administrative and other costs was due to investments in systems infrastructure and labor and other cost inflation.
The increase in depreciation and amortization was driven by the Disney Fantasy and the expansion of Disney California Adventure.
Segment Operating Income
Segment operating income increased 73%, or $161 million, to $383 million due to increases at our domestic operations and, to a lesser extent, at our international operations.

Studio Entertainment
Operating results for the Studio Entertainment segment are as follows:

	Quarter Ended		% Change
(in millions)	March 30, 2013	March 31, 2012	Better/ (Worse)
Revenues
Theatrical distribution	$346	$220	57%
Home entertainment	427	426	—%
Television and SVOD distribution and other	565	534	6%
Total revenues	1,338	1,180	13%
Operating expenses	(671)	(751)	11%
Selling, general, administrative and other	(515)	(486)	(6)%
Depreciation and amortization	(34)	(27)	(26)%
Operating Income (Loss)	$118	$(84)	nm
Revenues
Higher theatrical distribution revenues were driven by the release of Oz The Great And Powerful in the current quarter and the continuing performance of Wreck-it Ralph and Lincoln, which were released in the first quarter of the current year, compared to the prior-year quarter, which included the release of John Carter and Beauty and the Beast 3D and the international release of The Muppets.
Home entertainment revenue was essentially flat as a 4% decrease due to lower unit sales was offset by an increase of 3% due to higher net effective pricing. The increase in net effective pricing reflected a higher current-quarter sales mix of new releases, which have higher sales prices than catalogue titles. Net effective pricing is the wholesale selling price adjusted for discounts, sales incentives and returns. Significant titles in the current year included Wreck-it Ralph, Lincoln and Peter Pan Diamond Release while the prior year included Lady and the Tramp Diamond Release and The Muppets.
The increase in television and subscription video on demand (TV/SVOD) distribution and other revenue was driven by the inclusion of revenues from Lucasfilm's special effects business.
Costs and Expenses
Operating expenses include a decrease of $82 million in film cost amortization, from $447 million to $365 million, driven by a film cost write-down on John Carter in the prior-year quarter, partially offset by higher amortization as a result of increased theatrical distribution revenues.
Operating expenses also include distribution costs and cost of goods sold, which increased $2 million from $304 million to $306 million. A distribution cost increase driven by the inclusion of Lucasfilm was largely offset by a decrease in cost of goods sold from lower per unit costs at domestic home entertainment.
The increase in selling, general, administrative and other costs was driven by the inclusion of Lucasfilm.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

The increase in depreciation and amortization was due to higher amortization of intangible assets resulting from the acquisition of Lucasfilm.
Segment Operating Income (Loss)
Segment operating income increased $202 million to $118 million from a loss of $84 million primarily due to lower film cost write-downs and increases in our theatrical distribution and home entertainment businesses.
Restructuring and impairment charges
The Company recorded restructuring charges of $12 million and $6 million related to Studio Entertainment in the current and prior-year quarters, respectively, for severance costs from organizational and cost structure initiatives.

Consumer Products
Operating results for the Consumer Products segment are as follows:

	Quarter Ended (1)		% Change
(in millions)	March 30, 2013	March 31, 2012	Better/ (Worse)
Revenues
Licensing and publishing	$498	$436	14%
Retail and other	265	243	9%
Total revenues	763	679	12%
Operating expenses	(346)	(327)	(6)%
Selling, general, administrative and other	(178)	(175)	(2)%
Depreciation and amortization	(39)	(29)	(34)%
Operating Income	$200	$148	35%

(1) Certain reclassifications have been made to the operating and selling, general and administrative expense amounts presented in the prior-year quarter to conform to the current-year presentation. The reclassifications reflect, in part, changes to our organizational structure following leadership changes in the Consumer Products segment in early fiscal 2012. The amounts that will be reclassified for the remaining quarters of the prior fiscal year are comparable to the amounts reclassified in the first and second quarters.

Revenues
Licensing and publishing revenues increased 14% due to increases of 11% from licensing and 3% from publishing. The increase at licensing was due to the inclusion of revenues from Lucasfilm and the performance of Disney Channel, Mickey and Minnie, and Marvel properties, partially offset by lower revenue from sales of Cars merchandise. Merchandise Licensing growth also benefited from a licensee audit settlement. The increase at publishing was driven by higher Marvel comic sales.
Retail and other revenue increased 9% due to an increase of 8% from our retail business, driven by comparable store sales growth in North America and Japan and higher online sales in North America.
Costs and Expenses
Operating expenses included an increase of $5 million in cost of goods sold, from $123 million to $128 million, due to increased sales volume at our retail business. Operating expenses also increased 2% due to the inclusion of Lucasfilm and 1% due to higher distribution expenses at our publishing business.
The increase in depreciation and amortization was due to higher amortization of intangible assets resulting from the acquisition of Lucasfilm.
Segment Operating Income
Segment operating income increased 35% to $200 million due to increases at our licensing and retail businesses.
Restructuring and impairment charges
The Company recorded restructuring charges of $2 million and $7 million related to Consumer Products in the current and prior-year quarters, respectively, for severance costs from organizational and cost structure initiatives.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Interactive
Operating results for the Interactive segment are as follows:

	Quarter Ended		% Change
(in millions)	March 30, 2013	March 31, 2012	Better/ (Worse)
Revenues
Game sales and subscriptions	$137	$130	5%
Advertising and other	57	49	16%
Total revenues	194	179	8%
Operating expenses	(132)	(134)	1%
Selling, general, administrative and other	(104)	(103)	(1)%
Depreciation and amortization	(12)	(12)	—%
Operating Loss	$(54)	$(70)	23%
Revenues
The increase in game sales and subscriptions revenue is primarily due to a 13% increase from the inclusion of Lucasfilm and an 8% increase due to mobile games sales driven by more titles in the current quarter, partially offset by a 14% decrease due to a decline in console games sales and online services revenue. Lower console games sales reflected the performance of Lego Pirates of the Caribbean in the prior-year quarter.
Higher advertising and other revenue was primarily due to a new licensing agreement for Disney branded mobile phones and content in Japan.
Costs and Expenses
Operating expenses include a $4 million decline in product development costs from $81 million to $77 million and a $2 million increase in cost of sales from $53 million to $55 million. Lower product development costs were driven by a decrease at our console games business, partially offset by increases at our social and mobile game businesses.
Selling, general, administrative and other costs were comparable to the prior-year quarter as the inclusion of Lucasfilm costs was largely offset by lower acquisition accounting expenses at our social games business.
Segment Operating Loss
Segment operating loss decreased from $70 million to $54 million driven by improved results at our Japan mobile business and social games business.
Restructuring and impairment charges
The Company recorded restructuring charges of $6 million and $4 million related to Interactive in the current and prior-year quarters, respectively, primarily for severance costs from organizational and cost structure initiatives.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

BUSINESS SEGMENT RESULTS - Six Month Results

Media Networks
Operating results for the Media Networks segment are as follows:

	Six Months Ended		% Change
(in millions)	March 30, 2013	March 31, 2012	Better/ (Worse)
Revenues
Affiliate Fees	$4,702	$4,224	11%
Advertising	4,148	4,059	2%
Other	1,208	1,188	2%
Total revenues	10,058	9,471	6%
Operating expenses	(5,860)	(5,435)	(8)%
Selling, general, administrative and other	(1,347)	(1,273)	(6)%
Depreciation and amortization	(124)	(123)	(1)%
Equity in the income of investees	349	282	24%
Operating Income	$3,076	$2,922	5%
Revenues
The 11% increase in Affiliate Fee revenue was driven by increases of 7% from contractual rate increases and 3% from reduced ESPN revenue deferrals due to changes in the provisions related to annual programming commitments in certain MVPD contracts.
The 2% increase in advertising revenues was due to increases of $76 million at Cable Networks, from $1,965 million to $2,041 million, and $13 million at Broadcasting, from $2,094 million to $2,107 million. The increase at Cable Networks included increases at ESPN and ABC Family, and was driven by a 7% increase due to higher units sold and a 3% increase from higher rates, partially offset by a 7% decrease due to lower ratings. The increase in advertising at Broadcasting was driven by growth at the owned television stations, partially offset by a decrease at the ABC Television Network. The decrease in Network advertising reflected a 4% decrease due to lower ratings and a 2% decrease due to fewer units sold, partially offset by a 4% increase due to higher rates and a 1% increase due to higher online advertising.
The increase in other revenues was due to higher program sales driven by Cougar Town and Revenge, partially offset by lower royalties from MVPD distribution of our programs.
Costs and Expenses
Operating expenses include programming and production costs, which increased $431 million from $4,657 million to $5,088 million. At Cable Networks, an increase in programming and production costs of $317 million was primarily due to higher sports rights costs driven by contractual rate increases for college football, NFL and NBA programming. At Broadcasting, programming and production costs increased $114 million due to more hours of original scripted primetime programming, higher write-offs of network programming and higher program sales.
The increase in selling, general, administrative and other costs includes higher marketing and labor costs.
Equity in the Income of Investees
Income from equity investees increased $67 million from $282 million to $349 million driven by A&E Television Networks (AETN) and UTV. The increase at AETN was primarily due to increased advertising and affiliate revenues, partially offset by higher marketing and programming costs, along with a benefit from an increase in the Company's ownership from 42% to 50%. With respect to UTV, the Company increased its ownership interest in the second quarter of the prior year, and as a result, began consolidating UTV. Accordingly, the current six-month period includes no equity income or loss, whereas the prior year included equity losses for UTV.
 Segment Operating Income
Segment operating income increased 5%, or $154 million, to $3,076 million, primarily due to increases at ESPN, ABC Family and higher equity income in AETN, partially offset by a decrease at the ABC Television Network.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

The following table provides supplemental revenue and segment operating income detail for the Media Networks segment:

	Six Months Ended		% Change
(in millions)	March 30, 2013	March 31, 2012	Better/ (Worse)
Revenues
Cable Networks	$6,996	$6,476	8%
Broadcasting	3,062	2,995	2%
	$10,058	$9,471	6%
Segment operating income
Cable Networks	$2,676	$2,467	8%
Broadcasting	400	455	(12)%
	$3,076	$2,922	5%
Restructuring and impairment charges
The Company recorded restructuring charges of $3 million and $10 million related to Media Networks in the current and prior-year six-month periods, respectively, for severance costs from organizational and cost structure initiatives.

Parks and Resorts
Operating results for the Parks and Resorts segment are as follows:

	Six Months Ended		% Change
(in millions)	March 30, 2013	March 31, 2012	Better/ (Worse)
Revenues
Domestic	$5,491	$4,898	12%
International	1,202	1,156	4%
Total revenues	6,693	6,054	11%
Operating expenses	(4,122)	(3,789)	(9)%
Selling, general, administrative and other	(928)	(876)	(6)%
Depreciation and amortization	(683)	(614)	(11)%
Operating Income	$960	$775	24%
Revenues
Parks and Resorts revenues increased 11%, or $639 million due to an increase of $593 million at our domestic operations and an increase of $46 million at our international operations. Results reflected a favorable impact due to a shift in the timing of the Easter holiday relative to our fiscal periods.
Revenue growth of 12% at our domestic operations reflected increases of 7% from higher volume and 6% from higher average guest spending. Higher volume was due to the addition of the Disney Fantasy cruise ship, which launched in March 2012, attendance growth at our parks and higher occupied room nights at Walt Disney World Resort. Increased guest spending was due to higher average ticket prices, food, beverage and merchandise spending, and daily hotel room rates.
Revenue growth of 4% at our international operations reflected a 4% increase from higher average guest spending and a 1% increase from higher volume. Guest spending growth was due to higher merchandise, food and beverage spending and average ticket prices. Higher volume was due to attendance growth at Hong Kong Disneyland Resort.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

The following table presents supplemental park and hotel statistics:

	Domestic		International (2)		Total
	Six Months Ended		Six Months Ended		Six Months Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Parks
Increase/(decrease)
Attendance	6%	5%	2%	3%	5%	4%
Per Capita Guest Spending	8%	6%	4%	3%	8%	6%
Hotels (1)
Occupancy	80%	83%	80%	82%	80%	83%
Available Room Nights (in thousands)	5,265	4,854	1,230	1,233	6,495	6,087
Per Room Guest Spending	$267	$253	$281	$273	$269	$257

(1)
Per room guest spending consists of the average daily hotel room rate as well as guest spending on food, beverage and merchandise at the hotels. Hotel statistics include rentals of Disney Vacation Club units.

(2)
Per capita guest spending and per room guest spending exclude the impact of foreign currency translation. The euro to U.S. dollar weighted average foreign currency exchange rate was $1.31 and $1.33 for the six months ended March 30, 2013 and March 31, 2012, respectively.

Costs and Expenses
Operating expenses include operating labor, which increased by $153 million from $1,879 million to $2,032 million, and cost of sales, which increased $31 million from $605 million to $636 million. Higher operating labor was primarily due to new guest offerings and labor cost inflation. The increase in cost of sales was driven by higher volumes. Operating expenses also increased due to other costs associated with new guest offerings, such as investments in systems infrastructure, fuel, entertainment and maintenance costs, and the absence of business interruption insurance proceeds related to Tokyo Disney Resort, which were collected in the prior year. The increase in other operating costs associated with new guest offerings was primarily due to the launch of the Disney Fantasy cruise ship and start up costs at Shanghai Disney Resort.
The increase in selling, general, administrative and other costs was due to investments in systems infrastructure, labor and other cost inflation and higher marketing costs associated with new guest offerings.
The increase in depreciation and amortization was driven by the Disney Fantasy and the expansion of Disney California Adventure.
Segment Operating Income
Segment operating income increased 24%, or $185 million, to $960 million due to an increase at our domestic operations.

Studio Entertainment
Operating results for the Studio Entertainment segment are as follows:

	Six Months Ended		% Change
(in millions)	March 30, 2013	March 31, 2012	Better/ (Worse)
Revenues
Theatrical distribution	$650	$359	81%
Home entertainment	1,104	1,430	(23)%
TV/SVOD distribution and other	1,129	1,009	12%
Total revenues	2,883	2,798	3%
Operating expenses	(1,388)	(1,446)	4%
Selling, general, administrative and other	(1,085)	(959)	(13)%
Depreciation and amortization	(58)	(64)	9%
Operating Income	$352	$329	7%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Revenues
Higher theatrical distribution revenues were driven by the performance of Wreck-it Ralph, Oz The Great And Powerful and Lincoln in the current year compared to John Carter and The Muppets in the prior year.
Lower home entertainment revenue reflected a 17% decrease from a decline in unit sales and a 5% decrease from lower net effective pricing including the impact of a higher current-year sales mix of catalog titles, which have a lower sales price than new releases. Net effective pricing is the wholesale selling price adjusted for discounts, sales incentives and returns. Significant titles in the current year included Brave, Wreck-it Ralph, Cinderella Diamond Release and Marvel's The Avengers while the prior year included Cars 2, The Lion King Diamond Release and Pirates of the Caribbean: On Stranger Tides.
The increase in TV/SVOD distribution and other revenue was driven by a SVOD sale of library titles in the current year, higher international TV distribution sales driven by the timing of title availabilities and the inclusion of revenues from Lucasfilm's special effects business.
Costs and Expenses
Operating expenses include a decrease of $48 million in film cost amortization, from $808 million to $760 million, driven by lower film cost write-downs due to John Carter in the prior-year period and lower home entertainment volume, partially offset by higher amortization due to increased theatrical distribution revenues. Operating expenses also include distribution costs and cost of goods sold, which decreased $10 million from $638 million to $628 million, driven by a decline in worldwide home entertainment sales volume, partially offset by higher theatrical distribution costs.
The increase in selling, general, administrative and other costs was due to higher theatrical marketing expenses.
The decrease in depreciation and amortization is due to lower amortization of intangible assets.
Segment Operating Income
Segment operating income increased 7% to $352 million primarily due to lower film cost write-downs and increases in our TV/SVOD and theatrical distribution businesses, partially offset by a decline in home entertainment.
Restructuring and impairment charges
The Company recorded restructuring charges of $12 million and $7 million related to Studio Entertainment in the current and prior-year six-month periods, respectively, for severance costs from organizational and cost structure initiatives.

Consumer Products
Operating results for the Consumer Products segment are as follows:

	Six Months Ended (1)		% Change
(in millions)	March 30, 2013	March 31, 2012	Better/ (Worse)
Revenues
Licensing and publishing	$1,047	$963	9%
Retail and other	729	664	10%
Total revenues	1,776	1,627	9%
Operating expenses	(809)	(773)	(5)%
Selling, general, administrative and other	(352)	(336)	(5)%
Depreciation and amortization	(69)	(57)	(21)%
Operating Income	$546	$461	18%

(1) Certain reclassifications have been made to the operating and selling, general and administrative expense amounts presented in the prior-year six-month period to conform to the current-year presentation. The reclassifications reflect, in part, changes to our organizational structure following leadership changes in the Consumer Products segment in early fiscal 2012. The amounts that will be reclassified for the remaining quarters of the prior fiscal year are comparable to the amounts reclassified in the first and second quarters of the current period.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Revenues
Licensing and publishing revenues increased 9% due to increases of 7% from licensing and 2% from publishing. The increase at licensing was due to a lower revenue share with Studio Entertainment reflecting a higher mix of revenues from properties subject to revenue share in the prior-year six month period driven by sales of Cars merchandise. Licensing revenue also increased due to the inclusion of Lucasfilm, the strength of Spider-Man, Mickey and Minnie, and Avengers merchandise and a licensee audit settlement. The increase at publishing was due to higher Marvel comic sales and an increase in the number of English language learning centers in China.
Retail and other revenue increased 10% due to our retail business driven by higher comparable store sales growth in North America, Japan and Europe, online sales in North America and Europe, and the benefit of store format changes in North America and Japan.
Costs and Expenses
Operating expenses included an increase of $20 million in cost of goods sold, from $327 million to $347 million, due to increased sales volume at our retail business. Operating expenses also increased 1% due to higher distribution and occupancy costs at our retail business and 1% due to the inclusion of Lucasfilm.
The increase in selling, general, administrative and other was primarily due to higher labor costs and the inclusion of Lucasfilm.
The increase in depreciation and amortization was due to higher amortization of intangible assets resulting from the acquisition of Lucasfilm.
Segment Operating Income
Segment operating income increased 18% to $546 million due to increases at our licensing and retail businesses.
Restructuring and impairment charges
The Company recorded restructuring charges of $2 million and $7 million related to Consumer Products in the current and prior-year six-month periods, respectively, for severance costs from organizational and cost structure initiatives.

Interactive
Operating results for the Interactive segment are as follows:

	Six Months Ended		% Change
(in millions)	March 30, 2013	March 31, 2012	Better/ (Worse)
Revenues
Game sales and subscriptions	$358	$347	3%
Advertising and other	127	111	14%
Total revenues	485	458	6%
Operating expenses	(295)	(297)	1%
Selling, general, administrative and other	(213)	(235)	9%
Depreciation and amortization	(22)	(24)	8%
Operating Loss	$(45)	$(98)	54%
Revenues
The increase in game sales and subscriptions revenue is primarily due to a 6% increase from higher mobile game sales driven by more titles in the current six-month period and an increase of 5% due to the inclusion of revenues from Lucasfilm. These increases were partially offset by a 5% decrease due to a decline in licensed and self-published console game revenues.
Higher advertising and other revenue was primarily due to a new licensing agreement for Disney branded mobile phones and content in Japan.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Costs and Expenses
Operating expenses included a $7 million decrease in product development costs from $154 million to $147 million and a $5 million increase in cost of sales from $143 million to $148 million. Lower product development costs were driven by a decrease at our console game business, partially offset by increases at our social and mobile game businesses.
The decrease in selling, general, administrative and other costs is due to lower acquisition accounting expenses at our social games business.
Segment Operating Loss
Segment operating loss decreased from $98 million to $45 million driven by improved results at our mobile and social games businesses.
Restructuring and impairment charges
The Company recorded restructuring charges of $6 million and $8 million related to Interactive in the current and prior-year six-month periods, respectively, primarily for severance costs from organizational and cost structure initiatives.

OTHER FINANCIAL INFORMATION
Corporate and Unallocated Shared Expenses
Corporate and unallocated shared expenses are as follows:

	Quarter Ended		% Change	Six Months Ended		% Change
(in millions)	March 30, 2013	March 31, 2012	Better/ (Worse)	March 30, 2013	March 31, 2012	Better/ (Worse)
Corporate and unallocated shared expenses	$(129)	$(120)	(8)%	$(252)	$(227)	(11)%

The increase in Corporate and unallocated shared expenses in the current quarter and six-month period was driven by the timing of allocations to operating segments and higher charitable contributions.
Net Interest Expense
Net interest expense is as follows:

	Quarter Ended		% Change	Six Months Ended		% Change
(in millions)	March 30, 2013	March 31, 2012	Better/ (Worse)	March 30, 2013	March 31, 2012	Better/ (Worse)
Interest expense	$(83)	$(126)	34%	$(175)	$(242)	28%
Interest and investment income	29	31	(6)%	49	57	(14)%
Net interest expense	$(54)	$(95)	43%	$(126)	$(185)	32%
The decrease in net interest expense for the quarter and six-month period was primarily due to lower effective interest rates.
Income Taxes
The effective income tax rate is as follows:

	Quarter Ended		Change		Six Months Ended		Change
	March 30, 2013	March 31, 2012	Better/ (Worse)		March 30, 2013	March 31, 2012	Better/ (Worse)
Effective Income Tax Rate	28.8%	34.6%	5.8	ppt	28.9%	33.3%	4.4	ppt
The decrease in the effective income tax rate for the current quarter and six-month period was primarily due to favorable tax adjustments related to pre-tax earnings in prior years.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Noncontrolling Interests
Net income attributable to noncontrolling interests is as follows:

	Quarter Ended		% Change	Six Months Ended		% Change
(in millions)	March 30, 2013	March 31, 2012	Better/ (Worse)	March 30, 2013	March 31, 2012	Better/ (Worse)
Net income attributable to noncontrolling interests	$108	$83	(30)%	$164	$140	(17)%
The increase in net income attributable to noncontrolling interests for the quarter was due to improved operating results at ESPN.
The increase in net income attributable to noncontrolling interests for the six-month period was due to increased earnings at ESPN, partially offset by the impact of start up costs at Shanghai Disney Resort.
Net income attributable to noncontrolling interests is determined on income after royalties and management fees, financing costs and income taxes.

FINANCIAL CONDITION
The change in cash and cash equivalents is as follows:

	Six Months Ended		% Change Better/ (Worse)
(in millions)	March 30, 2013	March 31, 2012
Cash provided by operations	$3,304	$3,546	(7)%
Cash used in investing activities	(2,990)	(2,781)	(8)%
Cash provided by/(used in) financing activities	310	(226)	nm
Impact of exchange rates on cash and cash equivalents	(59)	7	nm
Increase in cash and cash equivalents	$565	$546	3%
Operating Activities
Cash provided by operating activities decreased 7% to $3.3 billion for the current six-month period compared to $3.5 billion in the prior-year six-month period. The decrease was primarily due to higher cash payments at Corporate, Studio Entertainment, Parks and Resorts and Media Networks.  The increase in cash payments at Corporate was driven by higher income tax payments and timing of accounts payable disbursements.  The increase in cash payments at Studio Entertainment was due to higher investment in film production spending and timing of participation payments.  The increase in cash payments at Parks and Resorts was driven by higher operating labor due to new guest offerings and labor cost inflation, while the increase in cash payments at Media Networks was primarily due to higher investment in television programming and production.  These decreases were partially offset by higher operating cash receipts from higher revenues at Parks and Resorts, Media Networks and Consumer Products.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

The Company’s film and television production and programming activity for the six months ended March 30, 2013 and March 31, 2012 are as follows:

	Six Months Ended
(in millions)	March 30, 2013	March 31, 2012
Beginning balances:
Production and programming assets	$5,217	$5,031
Programming liabilities	(812)	(866)
	4,405	4,165
Spending:
Film and television production	1,942	1,714
Broadcast programming	3,142	2,966
	5,084	4,680
Amortization:
Film and television production	(1,610)	(1,588)
Broadcast programming	(2,903)	(2,596)
	(4,513)	(4,184)

Change in film and television production and programming costs	571	496
Other non-cash activity	51	181
Ending balances:
Production and programming assets	5,800	5,559
Programming liabilities	(773)	(717)
	$5,027	$4,842

Investing Activities
Investing activities consist principally of investments in parks, resorts and other property and acquisition and divestiture activity.
The Company's investments in parks, resorts and other property for the six months ended March 30, 2013 and March 31, 2012 are as follows:

Investments in parks, resorts and other property	Six Months Ended
(in millions)	March 30, 2013	March 31, 2012
Media Networks
Cable Networks	$67	$55
Broadcasting	24	24
Total Media Networks	91	79
Parks and Resorts
Domestic	481	1,445
International	359	310
Total Parks and Resorts	840	1,755
Studio Entertainment	27	33
Consumer Products	14	26
Interactive	6	10
Corporate	141	208
	$1,119	$2,111
Capital expenditures for the Parks and Resorts segment are principally for theme park and resort expansion, new rides and attractions, cruise ships, recurring capital and capital improvements, and systems infrastructure. The decrease at our

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

domestic parks and resorts operations was due to the final progress payment in the prior-year period for the Disney Fantasy cruise ship and also reflected significant spending in the prior-year period for the expansion of Disney California Adventure and for the construction of Disney's Art of Animation Resort. These decreases were partially offset by higher current-year spending on construction of the Shanghai Disney Resort.
Capital expenditures at Media Networks primarily reflect investments in facilities and equipment for expanding and upgrading broadcast centers, production facilities and television station facilities.
Capital expenditures at Corporate primarily reflect investments in corporate facilities, information technology and other equipment.
Other Investing Activities
During the current six-month period, acquisitions totaled $2.3 billion due to the acquisition of Lucasfilm and proceeds from dispositions totaled $345 million due to the sale of our 50% equity interest in ESPN STAR Sports. In the prior-year six-month period, acquisitions totaled $726 million primarily due to the acquisition of an incremental 43% interest in UTV and a 49% interest in a television broadcast business in Russia.

Financing Activities
Cash provided by financing activities was $310 million in the current six-month period compared to cash used in financing activities of $226 million in the prior-year six-month period. Cash provided by financing activities in the current six-month period includes net proceeds from borrowings of $2.8 billion and payments for the repurchase of common stock of $1.9 billion and dividends of $1.3 billion. The increase in cash from financing activities of $536 million versus the prior-year six-month period was primarily due to increased net borrowings of $941 million, partially offset by higher dividends of $248 million and higher repurchases of common stock of $225 million.
During the six months ended March 30, 2013, the Company’s borrowing activity was as follows:

	September 29, 2012	Additions	Payments	Other Activity	March 30, 2013
Commercial paper borrowings	$2,050	$—	$(245)	$—	$1,805
U.S. medium-term notes	10,117	3,778	(750)	5	13,150
European medium-term notes and other foreign currency denominated borrowings (1)	1,315	100	(32)	(155)	1,228
Other (2)	562	—	(13)	(66)	483
Hong Kong Disneyland borrowings	267	—	—	4	271
Total	$14,311	$3,878	$(1,040)	$(212)	$16,937
(1) The other activity is primarily the impact of foreign currency translation as a result of the strengthening of the U.S. dollar against the Japanese yen.
(2) The other activity is primarily market value adjustments for debt with qualifying hedges.
The Company’s bank facilities as of March 30, 2013 were as follows:

(in millions)	Committed Capacity	Capacity Used	Unused Capacity
Bank facility expiring March 2014	$1,500	$—	$1,500
Bank facility expiring February 2015	2,250	—	2,250
Bank facility expiring June 2017	2,250	—	2,250
Total	$6,000	$—	$6,000
At September 29, 2012, the Company had two bank facilities, each for $2.25 billion, which are used to support commercial paper borrowings. On March 15, 2013, the Company entered into a new $1.5 billion 364-day credit agreement with a syndicate of lenders.  These bank facilities allow for borrowings at LIBOR-based rates plus a spread, which depends on the Company’s public debt rating and can range from 0.23% to 1.93%. The Company also has the ability to issue up to $800 million of letters of credit under the facility expiring in February 2015, which if utilized, reduces available borrowings under

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

this facility. As of March 30, 2013, $246 million of letters of credit were outstanding, of which none were issued under this facility.
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
During the six months ended March 30, 2013, the Company repurchased 37 million shares of its common stock for $1.9 billion. As of March 30, 2013, the Company had remaining authorization in place to repurchase 195 million additional shares. The repurchase program does not have an expiration date.
We believe that the Company’s financial condition is strong and that its cash balances, other liquid assets, operating cash flows, access to debt and equity capital markets and borrowing capacity, taken together, provide adequate resources to fund ongoing operating requirements and future capital expenditures related to the expansion of existing businesses and development of new projects. However, the Company’s operating cash flow and access to the capital markets can be impacted by macroeconomic factors outside of its control. In addition to macroeconomic factors, the Company’s borrowing costs can be impacted by short- and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on the Company’s performance as measured by certain credit metrics such as interest coverage and leverage ratios. As of March 30, 2013, Moody’s Investors Service’s long- and short-term debt ratings for the Company were A2 and P-1, respectively, with stable outlook; Standard & Poor’s long- and short-term debt ratings for the Company were A and A-1, respectively, with stable outlook; and Fitch’s long- and short-term debt ratings for the Company were A and F1, respectively, with stable outlook. The Company’s bank facilities contain only one financial covenant, relating to interest coverage, which the Company met on March 30, 2013, by a significant margin. The Company’s bank facilities also specifically exclude certain entities, such as Disneyland Paris, Hong Kong Disneyland Resort and Shanghai Disney Resort, from any representations, covenants or events of default.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Film and Television Revenues and Costs
We expense film and television production, participation and residual costs over the applicable product life cycle based upon the ratio of the current period’s revenues to the estimated remaining total revenues (Ultimate Revenues) for each production. If our estimate of Ultimate Revenues decreases, amortization of film and television costs may be accelerated. Conversely, if our estimate of Ultimate Revenues increases, film and television cost amortization may be slowed. For film productions, Ultimate Revenues include revenues from all sources that will be earned within ten years from the date of the initial theatrical release. For television series, Ultimate Revenues include revenues that will be earned within ten years from delivery of the first episode, or if still in production, five years from delivery of the most recent episode, if later.
With respect to films intended for theatrical release, the most sensitive factor affecting our estimate of Ultimate Revenues (and therefore affecting future film cost amortization and/or impairment) is theatrical performance. Revenues derived from other markets subsequent to the theatrical release (e.g., the home entertainment or television markets) have historically been highly correlated with the theatrical performance. Theatrical performance varies primarily based upon the public interest and demand for a particular film, the popularity of competing films at the time of release and the level of marketing effort. Upon a film’s release and determination of the theatrical performance, the Company’s estimates of revenues from succeeding windows and markets are revised based on historical relationships and an analysis of current market trends. The most sensitive factor affecting our estimate of Ultimate Revenues for released films is the extent of home entertainment sales achieved. Home entertainment sales vary based on the number and quality of competing home video products, as well as the manner in which retailers market and price our products.

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
We expense the cost of television broadcast rights for acquired movies, series and other programs based on the number of times the program is expected to be aired or on a straight-line basis over the useful life, as appropriate. Amortization of those television programming assets being amortized on a number of airings basis may be accelerated if we reduce the estimated future airings and slowed if we increase the estimated future airings. The number of future airings of a particular program is impacted primarily by the program’s ratings in previous airings, expected advertising rates and availability and quality of alternative programming. Accordingly, planned usage is reviewed periodically and revised if necessary. We amortize rights costs for multi-year sports programming arrangements during the applicable seasons based on the estimated relative value of each year in the arrangement. The estimated values of each year are based on our projection of revenues over the contract period, which include advertising revenue and an allocation of affiliate revenue. If the annual contractual payments related to each season approximate each season’s relative value, we expense the related contractual payment during the applicable season. If planned usage patterns or estimated relative values by year were to change significantly, amortization of our sports rights costs may be accelerated or slowed.
Costs of film and television productions are subject to regular recoverability assessments, which compare the estimated fair values with the unamortized costs. The net realizable values of television broadcast program licenses and rights are reviewed using a daypart methodology. A daypart is defined as an aggregation of programs broadcast during a particular time of day or programs of a similar type. The Company’s dayparts are: primetime, daytime, late night, news, and sports (includes network and cable). The net realizable values of other cable programming assets are reviewed on an aggregated basis for each cable channel. Individual programs are written-off when there are no plans to air or sublicense the program. Estimated values are based upon assumptions about future demand and market conditions. If actual demand or market conditions are less favorable than our projections, film, television and programming cost write-downs may be required.
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
Pension and Postretirement Medical Plan Actuarial Assumptions
The Company’s pension and postretirement medical benefit obligations and related costs are calculated using a number of actuarial assumptions. Two critical assumptions, the discount rate and the expected return on plan assets, are important elements of expense and/or liability measurement, which we evaluate annually. Refer to the 2012 Annual Report on Form 10-K for estimated impacts of changes in these assumptions. Other assumptions include the healthcare cost trend rate and employee demographic factors such as retirement patterns, mortality, turnover and rate of compensation increase.
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
Income Tax Audits
As a matter of course, the Company is regularly audited by federal, state and foreign tax authorities. From time to time, these audits result in proposed assessments. Our determinations regarding the recognition of income tax benefits are made in consultation with outside tax and legal counsel where appropriate and are based upon the technical merits of our tax positions in consideration of applicable tax statutes and related interpretations and precedents and upon the expected outcome of proceedings (or negotiations) with taxing and legal authorities. The tax benefits ultimately realized by the Company may differ from those recognized in our future financial statements based on a number of factors, including the Company's decision to settle rather than litigate a matter, relevant legal precedent related to similar matters and the Company's success in supporting its filing positions with taxing authorities.

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
Based on their evaluation as of March 30, 2013, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.
There have been no changes in our internal controls over financial reporting during the second quarter of fiscal 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
Celador International Ltd. v. American Broadcasting Companies, Inc. On May 19, 2004, an affiliate of the creator and licensor of the television program, “Who Wants to be a Millionaire,” filed an action against the Company and certain of its subsidiaries, including American Broadcasting Companies, Inc. and Buena Vista Television, LLC, alleging it was damaged by defendants improperly engaging in certain intra-company transactions and charging merchandise distribution expenses, resulting in an underpayment to the plaintiff. On July 7, 2010, the jury returned a verdict for breach of contract against certain subsidiaries of the Company, awarding plaintiff damages of $321 million, including agreed upon pre-judgment interest. On December 3, 2012, the Court of Appeals affirmed the judgment against the Company. On December 31, 2012, the Company filed a petition for rehearing en banc, which was denied on February 26, 2013. The Company paid $321 million in satisfaction of the judgment in the third quarter of fiscal 2013.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended March 30, 2013:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
December 30, 2012 – January 31, 2013	6,024,197	$51.18	5,466,500	206 million
February 1, 2013 – February 28, 2013	6,223,936	54.64	6,150,000	200 million
March 1, 2012 – March 30, 2013	4,232,152	56.11	4,162,787	195 million
Total	16,480,285	53.76	15,779,287	195 million

(1)
700,998 shares were purchased on the open market to provide shares to participants in the Walt Disney Investment Plan (WDIP) and Employee Stock Purchase Plan (ESPP). These purchases were not made pursuant to a publicly announced repurchase plan or program.

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
James A. Rasulo, Senior Executive Vice President and Chief Financial Officer
May 7, 2013
Burbank, California

INDEX OF EXHIBITS

Number and Description of Exhibit (Numbers Coincide with Item 601 of Regulation S-K)		Document Incorporated by Reference from a Previous Filing or Filed Herewith, as Indicated below

4.1	364-Day Credit Agreement dated as of March 15, 2013	Exhibit 10.1 to the Current Report on Form 8-K of the Company dated March 20, 2013

10.1	Amended and Restated Executive Performance Plan	Annex A to the Proxy Statement for the 2013 Annual Meeting of the Registrant

12.1	Statement Regarding Ratio of Earnings to Fixed Charges	Filed herewith

31(a)	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31(b)	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32(a)	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished

32(b)	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity and (vi) related notes
Filed

*
A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.