Form 10-Q
period 2013-06-29
WALT DISNEY CO/
filed 2013-08-06
CIK 1001039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended	Commission File Number 1-11605
June 29, 2013

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
There were 1,786,442,476 shares of common stock outstanding as of July 31, 2013.

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements
THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited; in millions, except per share data)

	Quarter Ended		Nine Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Revenues	$11,578	$11,088	$33,473	$31,496
Costs and expenses	(8,574)	(8,128)	(26,182)	(24,657)
Restructuring and impairment charges	(60)	(7)	(121)	(51)
Other income/(expense), net	—	—	(92)	184
Net interest expense	(83)	(93)	(209)	(278)
Equity in the income of investees	232	169	527	452
Income before income taxes	3,093	3,029	7,396	7,146
Income taxes	(1,059)	(993)	(2,303)	(2,363)
Net income	2,034	2,036	5,093	4,783
Less: Net income attributable to noncontrolling interests	(187)	(205)	(351)	(345)
Net income attributable to The Walt Disney Company (Disney)	$1,847	$1,831	$4,742	$4,438

Earnings per share attributable to Disney:
Diluted	$1.01	$1.01	$2.61	$2.44
Basic	$1.02	$1.02	$2.64	$2.47

Weighted average number of common and common equivalent shares outstanding:
Diluted	1,821	1,812	1,816	1,818
Basic	1,802	1,791	1,794	1,794
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited; in millions)

	Quarter Ended		Nine Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net income	$2,034	$2,036	$5,093	$4,783
Other comprehensive income (loss), net of tax:
Market value adjustments for investments	43	(5)	65	9
Market value adjustments for hedges	35	73	205	115
Pension and postretirement medical plan adjustments	75	57	215	145
Foreign currency translation and other	(58)	(106)	(77)	(106)
Other comprehensive income (loss)	95	19	408	163
Comprehensive income	2,129	2,055	5,501	4,946
Less: Net income attributable to noncontrolling interests	(187)	(205)	(351)	(345)
Less: Other comprehensive (income) loss attributable to noncontrolling interests	(11)	19	(26)	24
Comprehensive income attributable to Disney	$1,931	$1,869	$5,124	$4,625
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited; in millions, except per share data)

	June 29, 2013	September 29, 2012
ASSETS
Current assets
Cash and cash equivalents	$3,932	$3,387
Receivables	6,568	6,540
Inventories	1,465	1,537
Television costs and advances	655	676
Deferred income taxes	759	765
Other current assets	826	804
Total current assets	14,205	13,709
Film and television costs	4,786	4,541
Investments	2,683	2,723
Parks, resorts and other property
Attractions, buildings and equipment	39,960	38,582
Accumulated depreciation	(21,981)	(20,687)
	17,979	17,895
Projects in progress	2,729	2,453
Land	1,167	1,164
	21,875	21,512
Intangible assets, net	7,430	5,015
Goodwill	27,342	25,110
Other assets	2,244	2,288
Total assets	$80,565	$74,898

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and other accrued liabilities	$5,658	$6,393
Current portion of borrowings	2,219	3,614
Unearned royalties and other advances	3,464	2,806
Total current liabilities	11,341	12,813

Borrowings	12,784	10,697
Deferred income taxes	3,485	2,251
Other long-term liabilities	7,048	7,179
Commitments and contingencies (Note 11)
Equity
Preferred stock, $.01 par value Authorized – 100 million shares, Issued – none	—	—
Common stock, $.01 par value Authorized – 4.6 billion shares, Issued – 2.8 billion shares	33,245	31,731
Retained earnings	46,364	42,965
Accumulated other comprehensive loss	(2,884)	(3,266)
	76,725	71,430
Treasury stock, at cost, 1.0 billion shares	(33,189)	(31,671)
Total Disney Shareholders' equity	43,536	39,759
Noncontrolling interests	2,371	2,199
Total equity	45,907	41,958
Total liabilities and equity	$80,565	$74,898

See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in millions)

	Nine Months Ended
	June 29, 2013	June 30, 2012
OPERATING ACTIVITIES
Net income	$5,093	$4,783
Depreciation and amortization	1,633	1,495
Gains on dispositions and acquisition	(229)	(184)
Deferred income taxes	163	153
Equity in the income of investees	(527)	(452)
Cash distributions received from equity investees	526	501
Net change in film and television costs and advances	(357)	(185)
Equity-based compensation	305	311
Other	233	200
Changes in operating assets and liabilities:
Receivables	(3)	236
Inventories	78	76
Other assets	(3)	(77)
Accounts payable and other accrued liabilities	(328)	(462)
Income taxes	133	36
Cash provided by operations	6,717	6,431

INVESTING ACTIVITIES
Investments in parks, resorts and other property	(1,809)	(2,851)
Proceeds from dispositions	345	15
Acquisitions	(2,310)	(737)
Other	112	103
Cash used in investing activities	(3,662)	(3,470)

FINANCING ACTIVITIES
Commercial paper repayments, net	(2,000)	(558)
Borrowings	3,900	3,251
Reduction of borrowings	(817)	(1,672)
Dividends	(1,324)	(1,076)
Repurchases of common stock	(2,694)	(2,042)
Proceeds from exercise of stock options	518	844
Other	(19)	(427)
Cash used in financing activities	(2,436)	(1,680)

Impact of exchange rates on cash and cash equivalents	(74)	(92)

Increase in cash and cash equivalents	545	1,189
Cash and cash equivalents, beginning of period	3,387	3,185
Cash and cash equivalents, end of period	$3,932	$4,374
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited; in millions)

	Quarter Ended
	June 29, 2013			June 30, 2012
	Disney Shareholders	Non- controlling Interests	Total Equity	Disney Shareholders	Non- controlling Interests	Total Equity
Beginning balance	$42,089	$2,055	$44,144	$38,049	$1,863	$39,912
Comprehensive income	1,931	198	2,129	1,869	186	2,055
Equity compensation activity	316	—	316	463	—	463
Common stock repurchases	(800)	—	(800)	(373)	—	(373)
Distributions and other	—	118	118	(2)	18	16
Ending balance	$43,536	$2,371	$45,907	$40,006	$2,067	$42,073
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited; in millions)

	Nine Months Ended
	June 29, 2013			June 30, 2012
	Disney Shareholders	Non- controlling Interests	Total Equity	Disney Shareholders	Non- controlling Interests	Total Equity
Beginning balance	$39,759	$2,199	$41,958	$37,385	$2,068	$39,453
Comprehensive income	5,124	377	5,501	4,625	321	4,946
Equity compensation activity	816	—	816	1,116	—	1,116
Dividends	(1,324)	—	(1,324)	(1,076)	—	(1,076)
Common stock repurchases	(2,694)	—	(2,694)	(2,042)	—	(2,042)
Acquisition of Lucasfilm	1,855	6	1,861	—	—	—
Distributions and other	—	(211)	(211)	(2)	(322)	(324)
Ending balance	$43,536	$2,371	$45,907	$40,006	$2,067	$42,073
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

1.	Principles of Consolidation
These Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. We believe that we have included all normal recurring adjustments necessary for a fair presentation of the results for the interim period. Operating results for the quarter and nine months ended June 29, 2013 are not necessarily indicative of the results that may be expected for the year ending September 28, 2013. Certain reclassifications have been made in the prior-year financial statements to conform to the current-year presentation.
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

	Quarter Ended		Nine Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Media Networks
Cable Networks	$237	$177	$609	$476
Broadcasting	(5)	(7)	(28)	(24)
Equity in the income of investees included in segment operating income	$232	$170	$581	$452

During the nine months ended June 29, 2013, the Company recorded a $55 million charge for our share of expense related to an equity redemption at Hulu LLC (Hulu Equity Redemption). This charge is recorded in equity in the income of investees in the Condensed Consolidated Statements of Income but has been excluded from segment operating income. See Note 3 for further discussion of the transaction.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

	Quarter Ended		Nine Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Revenues (1):
Media Networks	$5,352	$5,084	$15,410	$14,555
Parks and Resorts	3,678	3,441	10,371	9,495
Studio Entertainment	1,590	1,625	4,473	4,423
Consumer Products	775	742	2,551	2,369
Interactive	183	196	668	654
	$11,578	$11,088	$33,473	$31,496
Segment operating income (loss) (1):
Media Networks	$2,300	$2,126	$5,376	$5,048
Parks and Resorts	689	630	1,649	1,405
Studio Entertainment	201	313	553	642
Consumer Products	219	209	765	670
Interactive	(58)	(42)	(103)	(140)
	$3,351	$3,236	$8,240	$7,625

(1) Studio Entertainment segment revenues and operating income include an allocation of Consumer Products and Interactive revenues, which is meant to reflect royalties on sales of merchandise based on certain film properties. The increases/(decreases) related to these allocations on segment revenues and operating income as reported in the above table are as follows:

	Quarter Ended		Nine Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Studio Entertainment	$62	$64	$166	$194
Consumer Products	(62)	(53)	(165)	(182)
Interactive	—	(11)	(1)	(12)
	$—	$—	$—	$—
A reconciliation of segment operating income to income before income taxes is as follows:

	Quarter Ended		Nine Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Segment operating income	$3,351	$3,236	$8,240	$7,625
Corporate and unallocated shared expenses	(115)	(107)	(367)	(334)
Restructuring and impairment charges	(60)	(7)	(121)	(51)
Other income/(expense), net	—	—	(92)	184
Net interest expense	(83)	(93)	(209)	(278)
Hulu Equity Redemption charge	—	—	(55)	—
Income before income taxes	$3,093	$3,029	$7,396	$7,146

3.	Acquisitions
Lucasfilm
On December 21, 2012, the Company acquired Lucasfilm Ltd. LLC (“Lucasfilm”), a privately held entertainment company. This acquisition will allow Disney to utilize Lucasfilm's content across our multiple platforms, businesses and markets, which we believe will generate growth as well as significant long-term value.
Under the terms of the merger agreement, Disney issued 37.1 million shares and made a cash payment of $2.2 billion.  Based on the $50.00 per share closing price of Disney shares on December 21, 2012, the transaction has a value of $4.1 billion.
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

The amounts of revenue and net income of Lucasfilm included in the Company's Condensed Consolidated Statement of Income from the closing date through June 29, 2013 are not material.

Hulu
On October 5, 2012, Hulu LLC (Hulu) redeemed Providence Equity Partners' 10% equity interest in Hulu for $200 million, increasing the Company's ownership interest in Hulu from 29% to 32%.  In connection with the transaction, Hulu incurred a charge of approximately $174 million primarily related to employee equity-based compensation and borrowed $338 million under a five-year term loan, which was guaranteed by the Company and the other partners. The Company's share of the charge totaled $55 million and was recorded in equity in the income of investees in the first quarter of fiscal 2013.

In July 2013, Fox Entertainment Group, NBCUniversal and the Company agreed to provide Hulu with a total of $750 million in cash to fund Hulu's operations and investments for future growth. The Company contributed $134 million of its total commitment of $257 million, increasing its ownership to 33%, and the Company will continue to guarantee its share of Hulu's $338 million term loan.

The Company accounts for its interest in Hulu as an equity method investment.

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

The Company allocated the purchase price to the estimated fair value of the tangible and intangible assets acquired and liabilities assumed. The majority of the purchase price was allocated to goodwill, which is not deductible for tax purposes. The goodwill reflects the synergies and increased Indian market penetration expected from combining the operations of UTV with the Company's existing operations in India.

To date, the Company has paid $73 million to acquire an incremental 6% interest bringing its ownership percentage to over 99%.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Goodwill
The changes in the carrying amount of goodwill for the nine months ended June 29, 2013, are as follows:

	Media Networks	Parks and Resorts	Studio Entertainment	Consumer Products	Interactive	Total
Balance at September 29, 2012	$16,131	$172	$5,680	$1,794	$1,333	$25,110
Acquisitions	21	81	963	1,149	154	2,368
Dispositions	—	—	—	—	—	—
Other, net	(63)	—	(54)	—	(19)	(136)
Balance at June 29, 2013	$16,089	$253	$6,589	$2,943	$1,468	$27,342
The carrying amount of goodwill at June 29, 2013 and September 29, 2012 includes accumulated impairments of $29 million at Interactive.
During the nine months ended June 29, 2013, the Company completed the acquisition of Lucasfilm resulting in $2.3 billion of goodwill. See the discussion above on the Lucasfilm acquisition.

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

Other Income/(Expense)

	Nine Months Ended
	June 29, 2013	June 30, 2012
Celador litigation (see Note 11)	$(321)	$—
Gain on sale of equity interest in ESS	219	—
UTV gain	—	184
Other	10	—
Other income/(expense), net	$(92)	$184

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

5.	Borrowings
During the nine months ended June 29, 2013, the Company’s borrowing activity was as follows:

	September 29, 2012	Additions	Payments	Other Activity	June 29, 2013
Commercial paper borrowings	$2,050	$—	$(2,000)	$—	$50
U.S. medium-term notes	10,117	3,778	(750)	7	13,152
European medium-term notes and other foreign currency denominated borrowings (1)	1,315	122	(59)	(217)	1,161
Other (2)	562	—	(15)	(180)	367
Hong Kong Disneyland borrowings	267	—	—	6	273
Total	$14,311	$3,900	$(2,824)	$(384)	$15,003

(1) The other activity is primarily the impact of foreign currency translation as a result of the strengthening of the U.S. dollar against the Japanese yen.

(2) The other activity is primarily market value adjustments for debt with qualifying hedges.

At September 29, 2012, the Company had two bank facilities, each for $2.25 billion. One of the facilities expires in 2015 and the other in 2017. On March 15, 2013, the Company entered into an additional $1.5 billion 364-day credit agreement with a syndicate of lenders.  These bank facilities are used to support commercial paper borrowings and allow for borrowings at LIBOR-based rates plus a spread depending on the credit default swap spread applicable to the Company's debt, subject to a cap and floor that vary with the Company's long-term debt ratings assigned by Moody's Investors Service and Standard & Poor's.  The spread above LIBOR can range from 0.23% to 1.93%.  The facilities contain only one financial covenant, relating to interest coverage, and specifically exclude certain entities, including the International Theme Parks, from any representations, covenants or events of default.

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

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The following tables present summarized balance sheet information for the Company as of June 29, 2013 and September 29, 2012, reflecting the impact of consolidating the International Theme Parks balance sheets.

	As of June 29, 2013
	Before International Theme Parks Consolidation	International Theme Parks and Adjustments	Total
Cash and cash equivalents	$3,419	$513	$3,932
Other current assets	9,995	278	10,273
Total current assets	13,414	791	14,205
Investments/Advances	6,085	(3,402)	2,683
Parks, resorts and other property	16,953	4,922	21,875
Other assets	41,792	10	41,802
Total assets	$78,244	$2,321	$80,565

Current portion of borrowings	$2,219	$—	$2,219
Other current liabilities	8,602	520	9,122
Total current liabilities	10,821	520	11,341
Borrowings	12,511	273	12,784
Deferred income taxes and other long-term liabilities	10,397	136	10,533
Equity	44,515	1,392	45,907
Total liabilities and equity	$78,244	$2,321	$80,565

	As of September 29, 2012
	Before International Theme Parks Consolidation	International Theme Parks and Adjustments	Total
Cash and cash equivalents	$2,839	$548	$3,387
Other current assets	10,066	256	10,322
Total current assets	12,905	804	13,709
Investments/Advances	6,065	(3,342)	2,723
Parks, resorts and other property	17,005	4,507	21,512
Other assets	36,949	5	36,954
Total assets	$72,924	$1,974	$74,898

Current portion of borrowings	$3,614	$—	$3,614
Other current liabilities	8,742	457	9,199
Total current liabilities	12,356	457	12,813
Borrowings	10,430	267	10,697
Deferred income taxes and other long-term liabilities	9,325	105	9,430
Equity	40,813	1,145	41,958
Total liabilities and equity	$72,924	$1,974	$74,898

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The following table presents summarized income statement information of the Company for the nine months ended June 29, 2013, reflecting the impact of consolidating the International Theme Parks income statements.

	Before International Theme Parks Consolidation(1)	International Theme Parks and Adjustments	Total
Revenues	$31,942	$1,531	$33,473
Cost and expenses	(24,548)	(1,634)	(26,182)
Restructuring and impairment charges	(121)	—	(121)
Other income/(expense), net	(92)	—	(92)
Net interest expense	(161)	(48)	(209)
Equity in the income of investees	457	70	527
Income before income taxes	7,477	(81)	7,396
Income taxes	(2,302)	(1)	(2,303)
Net income	$5,175	$(82)	$5,093

(1)
These amounts include the International Theme Parks under the equity method of accounting. As such, royalty and management fee income from these operations is included in Revenues and our share of their net income/(loss) is included in Equity in the income of investees. There were $111 million of royalties and management fees recognized for the nine months ended June 29, 2013.

The following table presents summarized cash flow statement information of the Company for the nine months ended June 29, 2013, reflecting the impact of consolidating the International Theme Parks cash flow statements.

	Before International Theme Parks Consolidation	International Theme Parks and Adjustments	Total
Cash provided by operations	$6,677	$40	$6,717
Investments in parks, resorts and other property	(1,203)	(606)	(1,809)
Cash (used in)/provided by other investing activities	(2,076)	223	(1,853)
Cash (used in)/provided by financing activities	(2,737)	301	(2,436)
Impact of exchange rates on cash and cash equivalents	(81)	7	(74)
Increase/(decrease) in cash and cash equivalents	580	(35)	545
Cash and cash equivalents, beginning of period	2,839	548	3,387
Cash and cash equivalents, end of period	$3,419	$513	$3,932

7.	Pension and Other Benefit Programs
The components of net periodic benefit cost are as follows:

	Pension Plans				Postretirement Medical Plans
	Quarter Ended		Nine Months Ended		Quarter Ended		Nine Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Service costs	$86	$69	$258	$208	$4	$5	$13	$16
Interest costs	109	111	326	330	17	19	50	56
Expected return on plan assets	(151)	(128)	(452)	(385)	(8)	(5)	(23)	(17)
Amortization of prior-year service costs	2	3	7	10	(1)	—	(2)	(1)
Recognized net actuarial loss	105	77	313	232	10	7	30	23
Net periodic benefit cost	$151	$132	$452	$395	$22	$26	$68	$77

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

During the nine months ended June 29, 2013, the Company made contributions to its pension and postretirement medical plans totaling $382 million. The Company expects total pension and postretirement medical plan contributions in fiscal 2013 of approximately $425 million to $475 million. Final minimum pension plan funding requirements for fiscal 2013 will be determined based on our January 1, 2013 funding actuarial valuation, which will be available by the end of the fourth quarter of fiscal 2013.

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

	Quarter Ended		Nine Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Shares (in millions):
Weighted average number of common shares outstanding (basic)	1,802	1,791	1,794	1,794
Weighted average dilutive impact of Awards	19	21	22	24
Weighted average number of common and common equivalent shares outstanding (diluted)	1,821	1,812	1,816	1,818
Awards excluded from diluted earnings per share	—	10	3	13

9.	Equity
On November 28, 2012, the Company declared a $0.75 per share dividend ($1.3 billion) related to fiscal 2012 for shareholders of record on December 10, 2012, which was paid on December 28, 2012. The Company paid a $0.60 per share dividend ($1.1 billion) during the second quarter of fiscal 2012 related to fiscal 2011.
During the nine months ended June 29, 2013, the Company repurchased 49 million shares of its common stock for $2.7 billion. As of June 29, 2013, the Company had remaining authorization in place to repurchase 183 million additional shares. The repurchase program does not have an expiration date.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The following table summarizes the changes in each component of accumulated other comprehensive income (loss) (AOCI) including our proportional share of equity method investee amounts, net of 37% estimated tax:

			Unrecognized Pension and Post-retirement Medical Expense	Foreign Currency Translation and Other	AOCI
	Market Value Adjustments
	Investments	Cash Flow Hedges(1)

Balance at Mar. 30, 2013	$25	$118	$(3,094)	$(17)	$(2,968)
Quarter Ended June 29, 2013:
Unrealized gains (losses) arising during the period	43	60	—	(69)	34
Reclassifications of net (gains) losses to net income	—	(25)	75	—	50
Balance at June 29, 2013	$68	$153	$(3,019)	$(86)	$(2,884)

Balance at Mar. 31, 2012	$20	$(12)	$(2,537)	$48	$(2,481)
Quarter Ended June 30, 2012:
Unrealized gains (losses) arising during the period	(4)	91	2	(87)	2
Reclassifications of net (gains) losses to net income	(1)	(18)	55	—	36
Balance at June 30, 2012	$15	$61	$(2,480)	$(39)	$(2,443)

Balance at Sept. 29, 2012	$3	$(52)	$(3,234)	$17	$(3,266)
Nine Months Ended June 29, 2013:
Unrealized gains (losses) arising during the period	72	245	(6)	(109)	202
Reclassifications of net (gains) losses to net income	(7)	(40)	221	6	180
Balance at June 29, 2013	$68	$153	$(3,019)	$(86)	$(2,884)

Balance at Oct. 1, 2011	$6	$(54)	$(2,625)	$43	$(2,630)
Nine Months Ended June 30, 2012:
Unrealized gains (losses) arising during the period	16	130	(20)	(116)	10
Reclassifications of net (gains) losses to net income	(7)	(15)	165	34	177
Balance at June 30, 2012	$15	$61	$(2,480)	$(39)	$(2,443)

(1)	Reclassifications of gains on cash flow hedges are primarily recorded in revenue.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

10.	Equity-Based Compensation
Compensation expense related to stock options, stock appreciation rights and restricted stock units (RSUs) is as follows:

	Quarter Ended		Nine Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Stock options/rights (1)	$25	$29	$78	$89
RSUs	76	77	236	234
Total equity-based compensation expense (2)	$101	$106	$314	$323
Equity-based compensation expense capitalized during the period	$14	$15	$43	$42

(1)	Includes stock appreciation rights.

(2)
Equity-based compensation expense is net of capitalized equity-based compensation and excludes amortization of previously capitalized equity-based compensation costs. During the quarter and nine months ended June 29, 2013, amortization of previously capitalized equity-based compensation totaled $14 million and $51 million, respectively. During the quarter and nine months ended June 30, 2012, amortization of previously capitalized equity-based compensation totaled $15 million and $39 million, respectively.

Unrecognized compensation cost related to unvested stock options/rights and RSUs totaled approximately $173 million and $606 million, respectively, as of June 29, 2013.
The weighted average grant date fair values of options issued during the nine months ended June 29, 2013 and June 30, 2012 were $12.38 and $10.65, respectively.
During the nine months ended June 29, 2013, the Company made equity compensation grants consisting of 8.6 million stock options and 7.0 million RSUs, of which 0.4 million RSUs included market and/or performance conditions.

11.	Commitments and Contingencies
Legal Matters
Beef Products, Inc. v. American Broadcasting Companies, Inc. On September 13, 2012, plaintiffs filed an action in South Dakota state court against certain subsidiaries and employees of the Company and others, asserting claims for defamation arising from alleged false statements and implications, statutory and common law product disparagement, and tortious interference with existing and prospective business relationships. The claims arise out of ABC News reports published in March and April 2012 that discussed the subject of labeling requirements for production processes related to a product one plaintiff produces that is added to ground beef before sale to consumers. Plaintiffs seek actual and consequential damages in excess of $400 million, statutory damages (including treble damages) pursuant to South Dakota's Agricultural Food Products Disparagement Act, and punitive damages. On October 24, 2012, the Company removed the action to the United States District Court for the District of South Dakota, and on October 31, 2012, the Company moved to dismiss all claims. On November 28, 2012, plaintiffs filed motion to remand the case to state court. On June 12, 2013, the district court granted plaintiffs' motion to remand to state court and denied the Company's motions to dismiss all claims, without prejudice to its right to move again in state court. On July 9, 2013, the Company moved in state court to dismiss all claims.
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
Celador International Ltd. v. American Broadcasting Companies, Inc.
In connection with the Company's litigation with Celador International Ltd., the Company recorded a $321 million charge in Other income/(expense), net, in the first quarter of fiscal 2013. This amount was paid in the third quarter of fiscal 2013.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Contractual Guarantees
The Company has guaranteed bond issuances by the Anaheim Public Authority that were used by the City of Anaheim to finance construction of infrastructure and a public parking facility adjacent to the Disneyland Resort. Revenues from sales, occupancy and property taxes from the Disneyland Resort and non-Disney hotels are used by the City of Anaheim to repay the bonds. In the event of a debt service shortfall, the Company will be responsible to fund the shortfall. As of June 29, 2013, the remaining debt service obligation guaranteed by the Company was $347 million, of which $78 million was principal. To the extent that tax revenues exceed the debt service payments in subsequent periods, the Company would be reimbursed for any previously funded shortfalls. To date, tax revenues have exceeded the debt service payments for these bonds.
Long-Term Receivables and the Allowance for Credit Losses
The Company has accounts receivable with original maturities greater than one year related to the sale of television program rights within the Media Networks segment and vacation ownership units within the Parks and Resorts segment. Allowances for credit losses are established against these receivables as necessary.
The Company estimates the allowance for credit losses related to receivables from the sale of television programs based upon a number of factors, including historical experience and the financial condition of individual companies with which we do business. The balance of television program sales receivables recorded in other non-current assets, net of an immaterial allowance for credit losses, was $0.8 billion as of June 29, 2013. The activity in the current period related to the allowance for credit losses was not material.
The Company estimates the allowance for credit losses related to receivables from sales of its vacation ownership units based primarily on historical collection experience. Estimates of uncollectible amounts also consider the economic environment and the age of receivables. The balance of mortgage receivables recorded in other non-current assets, net of a related allowance for credit losses of approximately 4%, was approximately $0.7 billion as of June 29, 2013. The activity in the current period related to the allowance for credit losses was not material.

Income Taxes
During the nine months ended June 29, 2013, the Company increased its gross unrecognized tax benefits by $545 million and settled certain tax matters with various jurisdictions, which reduced its unrecognized tax benefits by $125 million, including interest and penalties. As of June 29, 2013, the Company's gross unrecognized tax benefits were $1,084 million.
In the next twelve months, it is reasonably possible that our unrecognized tax benefits could change due to resolutions of open tax matters.  These resolutions would reduce our unrecognized tax benefits by approximately $387 million, of which $40 million would reduce our income tax expense and effective tax rate if recognized.

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

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The Company’s assets and liabilities measured at fair value are summarized in the following tables by fair value measurement Level:

	Fair Value Measurement at June 29, 2013
	Level 1	Level 2	Level 3	Total
Assets
Investments	$190	$—	$—	$190
Derivatives (1)
Interest rate	—	181	—	181
Foreign exchange	—	457	—	457
Liabilities
Derivatives (1)
Interest rate	—	(103)	—	(103)
Foreign exchange	—	(87)	—	(87)
Total recorded at fair value	$190	$448	$—	$638
Fair value of borrowings	$—	$13,815	$1,515	$15,330

	Fair Value Measurement at September 29, 2012
	Level 1	Level 2	Level 3	Total
Assets
Investments	$86	$—	$—	$86
Derivatives (1)
Interest rate	—	239	—	239
Foreign exchange	—	390	—	390
Liabilities
Derivatives (1)
Foreign exchange	—	(235)	—	(235)
Total recorded at fair value	$86	$394	$—	$480
Fair value of borrowings	$—	$13,493	$1,653	$15,146

(1)
The Company has master netting arrangements by counterparty with respect to certain derivative contracts. Contracts in a liability position totaling $110 million and $153 million have been netted against contracts in an asset position in the Condensed Consolidated Balance Sheets at June 29, 2013 and September 29, 2012, respectively.

The fair values of Level 2 derivatives are primarily determined by internal discounted cash flow models that use observable inputs such as interest rates, yield curves and foreign currency exchange rates. Counterparty credit risk, which is mitigated by master netting agreements and collateral posting arrangements with certain counterparties, did not have a material impact on derivative fair value estimates.
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
The Company also has assets and liabilities that are required to be recorded at fair value on a non-recurring basis when certain circumstances occur. During the prior-year nine months ended June 30, 2012, the Company recorded impairment charges of $111 million on film productions. These impairment charges are reported in “Costs and expenses” in the Condensed Consolidated Statements of Income. The film impairment charges reflected the excess of the unamortized cost of the films

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

over the estimated fair value using discounted cash flows. The discounted cash flow analysis is a level 3 valuation technique. The aggregate carrying value of the films for which we prepared the fair value analyses was $124 million as of June 30, 2012. Subsequent to the end of the third quarter, the Company released a film which did not meet our expectations.  Accordingly, we updated the fair value assessment of that film which we had performed as of the balance sheet date.  This updated assessment is based on an ultimate loss projection for the film, which includes an estimated loss from theatrical distribution of $75 million to $80 million in the fourth quarter of fiscal 2013. As a result of the projected ultimate loss, the Company also expects to record an impairment charge in the range of $85 million to $110 million in the fourth quarter.

13. Derivative Instruments
The Company manages its exposure to various risks relating to its ongoing business operations according to a risk management policy. The primary risks managed with derivative instruments are interest rate risk and foreign exchange risk.
The Company’s derivative positions measured at fair value are summarized in the following tables:

	As of June 29, 2013
	Current Assets	Other Assets	Other Accrued Liabilities	Other Long- Term Liabilities
Derivatives designated as hedges
Foreign exchange	$202	$137	$(35)	$(9)
Interest rate	—	181	(103)	—
Derivatives not designated as hedges
Foreign exchange	116	2	(42)	(1)
Gross fair value of derivatives	318	320	(180)	(10)
Counterparty netting	(92)	(18)	100	10
Total derivatives (1)	$226	$302	$(80)	$—

	As of September 29, 2012
	Current Assets	Other Assets	Other Accrued Liabilities	Other Long- Term Liabilities
Derivatives designated as hedges
Foreign exchange	$84	$30	$(94)	$(50)
Interest rate	1	238	—	—
Derivatives not designated as hedges
Foreign exchange	258	18	(91)	—
Gross fair value of derivatives	343	286	(185)	(50)
Counterparty netting	(117)	(36)	117	36
Total derivatives (1)	$226	$250	$(68)	$(14)

(1)	Refer to Note 12 for further information on derivative fair values and counterparty netting.
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

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The Company designates pay-floating interest rate swaps as fair value hedges of fixed-rate borrowings effectively converting fixed-rate borrowings to variable rate borrowings indexed to LIBOR. As of June 29, 2013 and September 29, 2012, the total notional amount of the Company’s pay-floating interest rate swaps was $5.6 billion and $3.1 billion, respectively. The following table summarizes adjustments related to fair value hedges included in net interest expense in the Condensed Consolidated Statements of Income.

	Quarter Ended		Nine Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Gain (loss) on interest rate swaps	$(114)	$25	$(178)	$9
Gain (loss) on hedged borrowings	114	(25)	178	(9)
The Company may designate pay-fixed interest rate swaps as cash flow hedges of interest payments on floating-rate borrowings. Pay-fixed swaps effectively convert floating-rate borrowings to fixed-rate borrowings. The unrealized gains or losses from these cash flow hedges are deferred in AOCI and recognized in interest expense as the interest payments occur. The Company did not have pay-fixed interest rate swaps that were designated as cash flow hedges of interest payments at June 29, 2013 or at September 29, 2012.
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
The Company designates foreign exchange forward and option contracts as cash flow hedges of firmly committed and forecasted foreign currency transactions. As of June 29, 2013 and September 29, 2012, the notional amounts of the Company’s net foreign exchange cash flow hedges were $4.5 billion and $4.6 billion, respectively. Mark-to-market gains and losses on these contracts are deferred in AOCI and are recognized in earnings when the hedged transactions occur, offsetting changes in the value of the foreign currency transactions. Gains and losses recognized related to ineffectiveness for the nine months ended June 29, 2013 and June 30, 2012 were not material. Net deferred gains recorded in AOCI for contracts that will mature in the next twelve months totaled $167 million.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Foreign exchange risk management contracts with respect to foreign currency denominated assets and liabilities are not designated as hedges and do not qualify for hedge accounting. The notional amounts of these foreign exchange contracts at June 29, 2013 and September 29, 2012 were $4.5 billion and $4.1 billion, respectively. The following table summarizes the net foreign exchange gains or losses recognized on foreign currency denominated assets and liabilities and the offsetting net foreign exchange gains or losses on the related foreign exchange contracts for the quarters and nine months ended June 29, 2013 and June 30, 2012 by the corresponding line item in which they are recorded in the Condensed Consolidated Statements of Income.

	Costs and Expenses				Interest Expense
	Quarter Ended		Nine Months Ended		Quarter Ended		Nine Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net gains (losses) on foreign currency denominated assets and liabilities	$(15)	$(120)	$(122)	$(136)	$39	$(16)	$192	$27
Net gains (losses) on foreign exchange risk management contracts not designated as hedges	(3)	107	91	103	(36)	18	(187)	(30)
Net gains (losses)	$(18)	$(13)	$(31)	$(33)	$3	$2	$5	$(3)

Commodity Price Risk Management
The Company is subject to the volatility of commodities prices and the Company designates certain commodity forward contracts as cash flow hedges of forecasted commodity purchases. Mark-to-market gains and losses on these contracts are deferred in AOCI and are recognized in earnings when the hedged transactions occur, offsetting changes in the value of commodity purchases. The fair value of the commodity hedging contracts at June 29, 2013 and September 29, 2012 were not material. The related gains or losses recognized in earnings were not material for the nine months ended June 29, 2013 and June 30, 2012.
Risk Management – Other Derivatives Not Designated as Hedges
The Company enters into certain other risk management contracts that are not designated as hedges and do not qualify for hedge accounting. These contracts, which include certain commodity swap contracts, are intended to offset economic exposures of the Company and are carried at market value with any changes in value recorded in earnings. The fair value of these contracts at June 29, 2013 and September 29, 2012 were not material. The related gains or losses recognized in earnings were not material for the nine months ended June 29, 2013 and June 30, 2012.
Contingent Features
The Company’s derivative financial instruments may require the Company to post collateral in the event that a net liability position with a counterparty exceeds limits defined by contract and that vary with the Company’s credit rating. If the Company’s credit ratings were to fall below investment grade, such counterparties would also have the right to terminate our derivative contracts, which could lead to a net payment to or from the Company for the aggregate net value by counterparty of our derivative contracts. The aggregate fair value of derivative instruments with credit-risk-related contingent features in a net liability position by counterparty were $80 million and $82 million on June 29, 2013 and September 29, 2012, respectively.

14. Restructuring and Impairment Charges
The Company recorded $121 million of restructuring charges in the current nine-month period for severance costs related to organizational and cost structure initiatives across various of our businesses, contract termination costs and certain asset impairments, including charges in connection with the acquisition of Lucasfilm. In the prior-year nine-month period, the Company recorded $51 million of restructuring charges for severance costs related to organizational and cost structure initiatives across various of our businesses.

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
Overview
Seasonality
Business Segment Results
Other Financial Information
Financial Condition
Commitments and Contingencies
Other Matters
Market Risk
OVERVIEW
Our summary consolidated results are presented below:

	Quarter Ended		% Change	Nine Months Ended		% Change
(in millions, except per share data)	June 29, 2013	June 30, 2012	Better/ (Worse)	June 29, 2013	June 30, 2012	Better/ (Worse)
Revenues	$11,578	$11,088	4%	$33,473	$31,496	6%
Costs and expenses	(8,574)	(8,128)	(5)%	(26,182)	(24,657)	(6)%
Restructuring and impairment charges	(60)	(7)	>(100) %	(121)	(51)	>(100) %
Other income/(expense), net	—	—	nm	(92)	184	nm
Net interest expense	(83)	(93)	11%	(209)	(278)	25%
Equity in the income of investees	232	169	37%	527	452	17%
Income before income taxes	3,093	3,029	2%	7,396	7,146	3%
Income taxes	(1,059)	(993)	(7)%	(2,303)	(2,363)	3%
Net income	2,034	2,036	—%	5,093	4,783	6%
Less: Net income attributable to noncontrolling interests	(187)	(205)	9%	(351)	(345)	(2)%
Net income attributable to Disney	$1,847	$1,831	1%	$4,742	$4,438	7%
Diluted earnings per share attributable to Disney	$1.01	$1.01	—%	$2.61	$2.44	7%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Quarter Results
Current quarter diluted earnings per share (EPS) of $1.01 was equal to the prior-year quarter as improved performance at Media Networks and Parks and Resorts was offset by a decrease at Studio Entertainment and a higher effective income tax rate.
Improved results at Media Networks were driven by increased multi-channel video programming distributor (MVPD) fees (Affiliate Fees) and higher equity earnings from A&E Television Networks (AETN), partially offset by higher programming costs. Affiliate Fee growth was driven by contractual rate increases and a decrease in deferrals related to annual ESPN programming commitments. Operating income growth at Parks and Resorts was due to an increase at our domestic parks and resorts driven by higher average guest spending, occupied room nights and attendance, partially offset by higher operating costs, including investments in new guest offerings. Lower operating income at Studio Entertainment was driven by pre-release marketing costs for The Lone Ranger, which was released after the end of the current quarter, and lower worldwide theatrical results from the performance of Marvel's Iron Man 3 in the current quarter compared to Marvel's The Avengers in the prior-year quarter.
In the current quarter, the Company recorded $60 million ($38 million after tax) of restructuring charges primarily for severance, contract settlement and impairment charges at our Media Networks and Consumer Products segments, which had a negative impact of $0.02 on EPS.

Nine-Month Results
Diluted EPS for the nine-month period increased 7% from $2.44 to $2.61 due to improved segment performance and a lower effective income tax rate, partially offset by a charge related to the Celador litigation. Improved segment results were due to growth at Media Networks, Parks and Resorts, and Consumer Products, partially offset by a decline at Studio Entertainment. Media Networks operating income growth was driven by increased Affiliate Fees driven by contractual rate increases and a decrease in revenue deferrals related to annual programming commitments at ESPN, higher equity earnings from AETN and higher advertising revenues at ESPN and ABC Family, partially offset by higher programming and production costs at ESPN and ABC primetime. Growth at Parks and Resorts was driven by higher average guest spending and attendance at our domestic parks and resorts, partially offset by higher operating costs. Consumer Products growth was due to improved merchandise licensing results and the inclusion of Lucasfilm. Lower operating income at Studio Entertainment was driven by lower unit sales in home entertainment and higher pre-release marketing costs, partially offset by lower film impairments due to the impairment of John Carter in the prior-year period. The lower effective income tax rate was driven by favorable tax adjustments related to pre-tax earnings in prior years.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

EPS for the current nine-month period also included restructuring charges of $121 million, a charge for our share of expense at our Hulu joint venture related to an equity redemption transaction (Hulu Equity Redemption) and a gain on the sale of our 50% interest in ESPN STAR Sports (ESS). EPS for the prior-year nine-month period included a gain of $184 million ($116 million after tax) on the UTV acquisition (UTV Gain) and restructuring charges of $51 million.
A summary of certain items impacting comparability is as follows:

(in millions, except per share data)	Pre-Tax Income/(Loss)	Tax Benefit/(Expense)	After-Tax Income/(Loss)	EPS Favorable/(Adverse) (3)
Nine Months Ended June 29, 2013:
Celador litigation charge	$(321)	$119	$(202)	$(0.11)
Restructuring charges (1)	(121)	44	(77)	(0.04)
Hulu Equity Redemption charge (2)	(55)	20	(35)	(0.02)
Favorable tax adjustments related to pre-tax earnings in prior years	—	166	166	0.10
Gain on sale of interest in ESS (1)	219	(64)	155	0.07
Other	10	(3)	7	—
Total current nine-month period	$(268)	$282	$14	$(0.01)

Nine Months Ended June 30, 2012:
UTV Gain	$184	$(68)	$116	$0.06
Restructuring charges	(51)	19	(32)	(0.02)
Total prior-year nine-month period	$133	$(49)	$84	$0.05

(1) EPS has been adjusted for the noncontrolling interest share.

(2)	See Note 3 of the Condensed Consolidated Financial Statements for discussion of the Hulu Equity Redemption Charge.
(3) Total may not equal the sum of the column due to rounding.

SEASONALITY
The Company’s businesses are subject to the effects of seasonality. Consequently, the operating results for the quarter and nine-month period ended June 29, 2013 for each business segment, and for the Company as a whole, are not necessarily indicative of results to be expected for the full year.
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
BUSINESS SEGMENT RESULTS
The Company evaluates the performance of its operating segments based on segment operating income, which is shown below along with segment revenues:

	Quarter Ended		% Change	Nine Months Ended		% Change
(in millions)	June 29, 2013	June 30, 2012	Better/ (Worse)	June 29, 2013	June 30, 2012	Better/ (Worse)
Revenues:
Media Networks	$5,352	$5,084	5%	$15,410	$14,555	6%
Parks and Resorts	3,678	3,441	7%	10,371	9,495	9%
Studio Entertainment	1,590	1,625	(2)%	4,473	4,423	1%
Consumer Products	775	742	4%	2,551	2,369	8%
Interactive	183	196	(7)%	668	654	2%
	$11,578	$11,088	4%	$33,473	$31,496	6%
Segment operating income (loss):
Media Networks	$2,300	$2,126	8%	$5,376	$5,048	6%
Parks and Resorts	689	630	9%	1,649	1,405	17%
Studio Entertainment	201	313	(36)%	553	642	(14)%
Consumer Products	219	209	5%	765	670	14%
Interactive	(58)	(42)	(38)%	(103)	(140)	26%
	$3,351	$3,236	4%	$8,240	$7,625	8%

The following table reconciles segment operating income to income before income taxes:

	Quarter Ended		% Change	Nine Months Ended		% Change
(in millions)	June 29, 2013	June 30, 2012	Better/ (Worse)	June 29, 2013	June 30, 2012	Better/ (Worse)
Segment operating income	$3,351	$3,236	4%	$8,240	$7,625	8%
Corporate and unallocated shared expenses	(115)	(107)	(7)%	(367)	(334)	(10)%
Restructuring and impairment charges	(60)	(7)	>(100) %	(121)	(51)	>(100) %
Other income/(expense), net	—	—	nm	(92)	184	nm
Net interest expense	(83)	(93)	11%	(209)	(278)	25%
Hulu Equity Redemption charge	—	—	nm	(55)	—	nm
Income before income taxes	$3,093	$3,029	2%	$7,396	$7,146	3%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Depreciation expense is as follows:

	Quarter Ended		% Change	Nine Months Ended		% Change
(in millions)	June 29, 2013	June 30, 2012	Better/ (Worse)	June 29, 2013	June 30, 2012	Better/ (Worse)
Media Networks
Cable Networks	$37	$36	(3)%	$105	$107	2%
Broadcasting	25	26	4%	74	74	—%
Total Media Networks	62	62	—%	179	181	1%
Parks and Resorts
Domestic	260	232	(12)%	781	689	(13)%
International	81	77	(5)%	242	234	(3)%
Total Parks and Resorts	341	309	(10)%	1,023	923	(11)%
Studio Entertainment	15	16	6%	39	42	7%
Consumer Products	15	14	(7)%	43	41	(5)%
Interactive	3	4	25%	13	12	(8)%
Corporate	53	50	(6)%	161	141	(14)%
Total depreciation expense	$489	$455	(7)%	$1,458	$1,340	(9)%

Amortization of intangible assets is as follows:

	Quarter Ended		% Change	Nine Months Ended		% Change
(in millions)	June 29, 2013	June 30, 2012	Better/ (Worse)	June 29, 2013	June 30, 2012	Better/ (Worse)
Media Networks	$4	$9	56%	$11	$13	15%
Parks and Resorts	—	—	nm	1	—	nm
Studio Entertainment	45	34	(32)%	79	72	(10)%
Consumer Products	24	15	(60)%	65	45	(44)%
Interactive	7	9	22%	19	25	24%
Total amortization of intangible assets	$80	$67	(19)%	$175	$155	(13)%

Media Networks
Operating results for the Media Networks segment are as follows:

	Quarter Ended		% Change
(in millions)	June 29, 2013	June 30, 2012	Better/ (Worse)
Revenues
Affiliate Fees	$2,810	$2,572	9%
Advertising	2,037	2,020	1%
Other	505	492	3%
Total revenues	5,352	5,084	5%
Operating expenses	(2,564)	(2,428)	(6)%
Selling, general, administrative and other	(654)	(629)	(4)%
Depreciation and amortization	(66)	(71)	7%
Equity in the income of investees	232	170	36%
Operating Income	$2,300	$2,126	8%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Revenues
The 9% increase in Affiliate Fee revenue was driven by increases of 8% from contractual rate increases at ESPN and, to a lesser extent, at the domestic Disney Channels and the ABC Television Network. Affiliate Fee revenue also increased by 2% from higher recognition of previously deferred revenue at ESPN related to annual programming commitments. During the quarter, ESPN recognized $274 million of previously deferred revenue compared to $210 million in the prior-year quarter.
The 1% increase in advertising revenues was due to an increase of $27 million at Cable Networks, from $974 million to $1,001 million, partially offset by a decrease of $10 million at Broadcasting, from $1,046 million to $1,036 million. The increase at Cable Networks was driven by a 9% increase due to units sold and a 7% increase from rates, partially offset by a 12% decrease due to ratings. The decrease in advertising revenues at Broadcasting was driven by a 6% decrease due to lower network ratings and a 2% decrease due to lower rates and political advertising at the owned television stations, partially offset by a 5% increase due to higher network rates and a 1% increase due to growth in online advertising.
The increase in other revenue includes higher revenue from the sale of Cable Networks programs and the addition of Lucasfilm, partially offset by lower revenue from the sale of ABC Studios' programs.
Costs and Expenses
Operating expenses include programming and production costs, which increased $121 million from $2,057 million to $2,178 million. At Cable Networks, an increase in programming and production costs of $75 million was primarily due to higher sports rights costs driven by contractual rate increases for Major League Baseball and production costs for new X Games events at ESPN and higher programming costs driven by more hours of original scripted programming at ABC Family. At Broadcasting, programming and production costs increased $46 million driven by a shift of hours from self-produced to acquired primetime programming, which had a higher average cost per hour compared to programming in the prior-year quarter.
The increase in selling, general, administrative and other costs reflected higher costs at ESPN.
Equity in the Income of Investees
Income from equity investees increased $62 million from $170 million to $232 million driven by an increase at AETN due to increased advertising and affiliate revenues, along with the benefit from an increase in the Company's ownership interest from 42% to 50%. This increase was partially offset by the absence of equity earnings at ESS. The Company sold its interest in ESS in the first quarter of the current year and, accordingly, the current quarter includes no equity income from ESS.
 Segment Operating Income
Segment operating income increased 8%, or $174 million, to $2,300 million due to increases at ESPN, AETN, and the domestic Disney Channels, partially offset by decreases at the owned television stations and ABC Family.
The following table provides supplemental revenue and segment operating income detail for the Media Networks segment:

	Quarter Ended		% Change
(in millions)	June 29, 2013	June 30, 2012	Better/ (Worse)
Revenues
Cable Networks	$3,884	$3,610	8%
Broadcasting	1,468	1,474	—%
	$5,352	$5,084	5%
Segment operating income
Cable Networks	$2,087	$1,858	12%
Broadcasting	213	268	(21)%
	$2,300	$2,126	8%
Restructuring and impairment charges
The Company recorded restructuring charges of $33 million and $1 million related to Media Networks in the current and prior-year quarters, respectively. The current quarter charges were for severance and contract settlement costs as a result of organizational and cost structure initiatives.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Parks and Resorts
Operating results for the Parks and Resorts segment are as follows:

	Quarter Ended		% Change
(in millions)	June 29, 2013	June 30, 2012	Better/ (Worse)
Revenues
Domestic	$2,995	$2,789	7%
International	683	652	5%
Total revenues	3,678	3,441	7%
Operating expenses	(2,154)	(2,032)	(6)%
Selling, general, administrative and other	(494)	(470)	(5)%
Depreciation and amortization	(341)	(309)	(10)%
Operating Income	$689	$630	9%
Revenues
Parks and Resorts revenues increased 7%, or $237 million due to an increase of $206 million at our domestic operations and an increase of $31 million at our international operations. Results at our domestic operations include an unfavorable impact due to a shift in the timing of the Easter holiday relative to our fiscal periods.
Revenue growth of 7% at our domestic operations reflected increases of 4% from higher average guest spending and 3% from higher volume. Increased guest spending was primarily due to higher average ticket prices and food and beverage spending, partially offset by lower average cruise ship ticket prices due to a change in the mix of itineraries, including sailings associated with the relocation of two of our ships to other regions in the current year. Higher volume was due to growth in occupied room nights and attendance at our parks and resorts and increased passenger cruise ship days due to higher average occupancy per state room at our cruise line.
Revenue growth of 5% at our international operations reflected a 2% increase from special event revenue at Disneyland Paris, a 2% increase from higher average guest spending at Disneyland Paris and Hong Kong Disneyland Resort and a 2% increase from royalty revenue at Tokyo Disney Resort, partially offset by a 2% decrease from lower volume. Guest spending growth was due to the opening of the World of Disney store in July 2012 at Disneyland Paris, higher average daily hotel room rates and food and beverage spending. Lower volume was driven by declines in attendance and occupied room nights at Disneyland Paris, partially offset by attendance growth at Hong Kong Disneyland Resort.
The following table presents supplemental park and hotel statistics:

	Domestic		International (2)		Total
	Quarter Ended		Quarter Ended		Quarter Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Parks
Increase/(decrease)
Attendance	3%	1%	(2)%	3%	2%	1%
Per Capita Guest Spending	7%	8%	—%	4%	6%	7%
Hotels (1)
Occupancy	79%	79%	85%	89%	80%	81%
Available Room Nights (in thousands)	2,653	2,455	615	614	3,268	3,069
Per Room Guest Spending	$279	$279	$322	$313	$288	$286

(1)
Per room guest spending consists of the average daily hotel room rate as well as guest spending on food, beverage and merchandise at the hotels. Hotel statistics include rentals of Disney Vacation Club units.

(2)
Per capita guest spending and per room guest spending exclude the impact of foreign currency translation. The euro to U.S. dollar weighted average foreign currency exchange rate was $1.31 and $1.29 for the quarters ended June 29, 2013 and June 30, 2012 respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Costs and Expenses
Operating expenses include operating labor, which increased by $51 million from $997 million to $1,048 million, and cost of sales, which increased $5 million from $337 million to $342 million. Higher operating labor was due to new guest offerings and labor cost inflation. The increase in cost of sales was driven by higher volumes. Operating expenses, which also include costs associated with maintenance, investments in systems infrastructure, utilities and property taxes, increased due to new guest offerings, inflation and the absence of business interruption insurance proceeds related to the impact of the 2011 earthquake and tsunami in Japan on Tokyo Disney Resort, which were collected in the prior-year quarter. The increase in other operating costs associated with new guest offerings reflects pre-opening costs at Shanghai Disney Resort.
The increase in selling, general, administrative and other costs was due to investments in systems infrastructure.
The increase in depreciation and amortization was driven by expansion of the Walt Disney World Resort and costs associated with the planned refurbishment of the Disney Magic cruise ship.
Segment Operating Income
Segment operating income increased 9%, or $59 million, to $689 million due to growth at our domestic parks and resorts.

Studio Entertainment
Operating results for the Studio Entertainment segment are as follows:

	Quarter Ended		% Change
(in millions)	June 29, 2013	June 30, 2012	Better/ (Worse)
Revenues
Theatrical distribution	$761	$834	(9)%
Home entertainment	273	239	14%
Television and SVOD distribution and other	556	552	1%
Total revenues	1,590	1,625	(2)%
Operating expenses	(767)	(727)	(6)%
Selling, general, administrative and other	(562)	(535)	(5)%
Depreciation and amortization	(60)	(50)	(20)%
Operating Income	$201	$313	(36)%
Revenues
The decrease in theatrical distribution revenue reflected lower performance from Marvel's Iron Man 3 in the current quarter compared to Marvel's The Avengers in the prior-year quarter.
Higher home entertainment revenue reflected a 10% increase from unit sales growth reflecting higher sales of new releases. Significant titles in the current year included Oz The Great and Powerful and Wreck-it Ralph while the prior year included John Carter and The Muppets.
The increase in television and subscription video on demand (TV/SVOD) distribution and other revenue was driven by an increase in other revenue from the inclusion of Lucasfilm's special effects business, partially offset by the prior-year success of Marvel's Captain America in Pay TV.
Costs and Expenses
Operating expenses include an increase of $46 million in film cost amortization, from $438 million to $484 million, driven by increased home entertainment revenues. Operating expenses also include distribution costs and cost of goods sold, which decreased $6 million from $289 million to $283 million. Distribution costs reflect lower home entertainment per unit costs and a decrease at theatrical distribution, which were largely offset by the inclusion of Lucasfilm's costs.
The increase in selling, general, administrative and other costs was driven by pre-release theatrical marketing expenses primarily due to The Lone Ranger, which was released after the end of the current quarter, and the inclusion of Lucasfilm, partially offset by lower marketing costs on new releases during the current quarter driven by Marvel's Iron Man 3 compared to Marvel's The Avengers in the prior-year quarter.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Segment Operating Income
Segment operating income decreased $112 million to $201 million primarily due to a decrease in our theatrical distribution business including the impact of pre-release marketing.

Consumer Products
Operating results for the Consumer Products segment are as follows:

	Quarter Ended (1)		% Change
(in millions)	June 29, 2013	June 30, 2012	Better/ (Worse)
Revenues
Licensing and publishing	$525	$501	5%
Retail and other	250	241	4%
Total revenues	775	742	4%
Operating expenses	(343)	(335)	(2)%
Selling, general, administrative and other	(174)	(169)	(3)%
Depreciation and amortization	(39)	(29)	(34)%
Operating Income	$219	$209	5%

(1) Certain reclassifications have been made to the operating and selling, general and administrative expense amounts presented in the prior-year quarter to conform to the current-year presentation. The reclassifications reflect, in part, changes to our organizational structure following leadership changes in the Consumer Products segment in early fiscal 2012. The amounts that will be reclassified for the fourth quarter of the prior fiscal year are comparable to the amounts reclassified in the first through third quarters.

Revenues
The 5% increase in licensing and publishing revenue was due to an increase at licensing, which reflected the inclusion of revenues from Lucasfilm and the performance of Monsters University and Disney Junior merchandise, partially offset by lower Spider-Man revenue and higher revenue share with the Studio Entertainment segment. The increased revenue share reflected a higher mix of revenues from properties subject to revenue share in the current quarter.
Retail and other revenue increased 4% due to an increase at our retail business, from comparable store and online sales growth in North America and Japan driven by the performance of Disney Junior and Monsters University properties. These increases were partially offset by an unfavorable impact from foreign currency translation as a result of the strengthening of the U.S. dollar against the Japanese yen.
Costs and Expenses
Operating expenses included a decrease of $2 million in cost of goods sold, from $124 million to $122 million, due to a favorable impact from foreign currency translation as a result of the strengthening of the U.S. dollar against the Japanese yen. Operating expenses also include labor, occupancy and distribution costs. Higher labor related costs and retail distribution costs drove a 3% increase in operating expenses.
The increase in selling, general, administrative and other costs was due to the absence of insurance proceeds that were received in the prior-year quarter resulting from the Japan earthquake and the inclusion of Lucasfilm, partially offset by favorable impacts from foreign currency translation as a result of the strengthening of the U.S. dollar against the euro and the Japanese yen.
The increase in depreciation and amortization was due to amortization of intangible assets resulting from the acquisition of Lucasfilm.
Segment Operating Income
Segment operating income increased 5% to $219 million due to increases at our licensing and retail businesses.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Restructuring and impairment charges
The Company recorded restructuring charges of $18 million and $8 million related to Consumer Products in the current and prior-year quarters, respectively. The current quarter charges were for severance costs and leasehold improvement impairment charges and the prior-year quarter charges were for severance costs.

Interactive
Operating results for the Interactive segment are as follows:

	Quarter Ended		% Change
(in millions)	June 29, 2013	June 30, 2012	Better/ (Worse)
Revenues
Game sales and subscriptions	$119	$137	(13)%
Advertising and other	64	59	8%
Total revenues	183	196	(7)%
Operating expenses	(131)	(128)	(2)%
Selling, general, administrative and other	(100)	(97)	(3)%
Depreciation and amortization	(10)	(13)	23%
Operating Loss	$(58)	$(42)	(38)%
Revenues
The decrease in game sales and subscriptions revenue is due to a 22% decline from console games sales, partially offset by an increase of 9% due to the inclusion of revenues from Lucasfilm. Lower console game sales reflected the absence of a new release in the current quarter compared to Brave in the prior-year quarter and lower recognition of licensing minimum guarantees.
Higher advertising and other revenue was due to a licensing agreement for Disney-branded mobile phones and content in Japan, which commenced in February 2012, partially offset by an unfavorable impact of foreign currency translation primarily as a result of the strengthening of the U.S. dollar against the Japanese yen.
Costs and Expenses
Operating expenses reflected a $3 million increase in product development costs from $80 million to $83 million while cost of sales remained flat at $48 million. Higher product development costs were driven by increases at our social and mobile games business, partially offset by decreases at our online and console games businesses. Cost of sales were flat as lower unit sales at console games were offset by the inclusion of costs from Lucasfilm.
Selling, general, administrative and other costs were comparable to the prior-year quarter as the absence of an acquisition accounting benefit, which was recognized in the prior-year quarter, was partially offset by a favorable impact of foreign exchange translation primarily as a result of the strengthening of the U.S. dollar against the Japanese yen.
Segment Operating Loss
Segment operating loss increased from $42 million to $58 million driven by lower results at our games businesses, partially offset by an increase at our Japan mobile business.
Restructuring and impairment charges
The Company recorded restructuring charges of $2 million and $1 million related to Interactive in the current and prior-year quarters, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

BUSINESS SEGMENT RESULTS - Nine Month Results

Media Networks
Operating results for the Media Networks segment are as follows:

	Nine Months Ended		% Change
(in millions)	June 29, 2013	June 30, 2012	Better/ (Worse)
Revenues
Affiliate Fees	$7,512	$6,796	11%
Advertising	6,185	6,079	2%
Other	1,713	1,680	2%
Total revenues	15,410	14,555	6%
Operating expenses	(8,424)	(7,863)	(7)%
Selling, general, administrative and other	(2,001)	(1,902)	(5)%
Depreciation and amortization	(190)	(194)	2%
Equity in the income of investees	581	452	29%
Operating Income	$5,376	$5,048	6%
Revenues
The 11% increase in Affiliate Fee revenue was driven by increases of 7% from contractual rate increases, 2% from lower revenue deferrals related to ESPN's annual programming commitments and 2% from international subscriber growth. For the current-year nine-month period, ESPN had no net revenue deferral related to programming covenants compared to a $169 million net deferral in the prior year.
The 2% increase in advertising revenues was due to increases of $103 million at Cable Networks, from $2,939 million to $3,042 million, and $3 million at Broadcasting, from $3,140 million to $3,143 million. The increase at Cable Networks included increases at ESPN and ABC Family, and was driven by a 7% increase due to more units sold and a 4% increase from rates, partially offset by an 8% decrease due to ratings. Broadcasting advertising revenues were essentially flat as a 4% increase due to higher network rates and a 1% increase due to growth in online advertising, were largely offset by a 5% decrease due to lower network ratings.
The increase in other revenues was due to higher program sales at Broadcasting, which included the syndication of Katie, the inclusion of revenues from Lucasfilm and higher international program syndication fees at ESPN, partially offset by lower royalties from MVPD distribution of our programs.
Costs and Expenses
Operating expenses include programming and production costs, which increased $552 million from $6,714 million to $7,266 million. At Cable Networks, programming and production costs increased by $392 million primarily due to higher sports rights costs driven by contractual rate increases for college sports, NFL, soccer, Major League Baseball and NBA programming and higher production costs for new X Games events. At Broadcasting, programming and production costs increased $160 million due to a shift of hours from self-produced to acquired primetime programming, which had a higher average cost per hour compared to the prior-year period, and higher write-offs of network programming.
The increase in selling, general, administrative and other costs reflected higher costs at ESPN and the ABC Television Network. The increase at ESPN includes the impact of higher revenue taxes internationally and higher marketing costs. The increase at the ABC Television Network includes the impact of higher labor and benefits costs.
Equity in the Income of Investees
Income from equity investees increased $129 million from $452 million to $581 million driven by AETN and UTV. The increase at AETN was primarily due to increased advertising and affiliate revenues, partially offset by higher marketing costs. The Company also benefited from an increase in the Company's ownership of AETN from 42% to 50%. With respect to UTV, the Company increased its ownership interest in the second quarter of the prior year, and as a result, began consolidating UTV. Accordingly, the current nine-month period includes no equity income or loss, whereas the prior year included equity losses.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

 Segment Operating Income
Segment operating income increased 6%, or $328 million, to $5,376 million primarily due to increases at ESPN, AETN and the domestic Disney Channels, partially offset by a decrease at the ABC Television Network.
The following table provides supplemental revenue and segment operating income detail for the Media Networks segment:

	Nine Months Ended		% Change
(in millions)	June 29, 2013	June 30, 2012	Better/ (Worse)
Revenues
Cable Networks	$10,880	$10,086	8%
Broadcasting	4,530	4,469	1%
	$15,410	$14,555	6%
Segment operating income
Cable Networks	$4,763	$4,325	10%
Broadcasting	613	723	(15)%
	$5,376	$5,048	6%
Restructuring and impairment charges
The Company recorded restructuring charges of $36 million and $11 million related to Media Networks in the current and prior-year nine-month periods, respectively. The current nine-month period charges were for severance and contract settlement costs and the prior-year nine-month period charges were for severance costs.

Parks and Resorts
Operating results for the Parks and Resorts segment are as follows:

	Nine Months Ended		% Change
(in millions)	June 29, 2013	June 30, 2012	Better/ (Worse)
Revenues
Domestic	$8,486	$7,687	10%
International	1,885	1,808	4%
Total revenues	10,371	9,495	9%
Operating expenses	(6,276)	(5,821)	(8)%
Selling, general, administrative and other	(1,422)	(1,346)	(6)%
Depreciation and amortization	(1,024)	(923)	(11)%
Operating Income	$1,649	$1,405	17%
Revenues
Parks and Resorts revenues increased 9%, or $876 million due to an increase of $799 million at our domestic operations and an increase of $77 million at our international operations.
Revenue growth of 10% at our domestic operations reflected increases of 5% from higher average guest spending and 5% from higher volume. Increased guest spending was due to higher average ticket prices, food, beverage and merchandise spending, and daily hotel room rates. Higher volume was due to attendance growth at our parks, increased passenger cruise ship days at our cruise line and higher occupied room nights at Walt Disney World Resort and, to a lesser extent, at the Disneyland Resort. Higher passenger cruise ship days reflected the launch of the Disney Fantasy in March 2012, while the increase in occupied room nights reflected the opening of Disney's Art of Animation Resort in May 2012.
Revenue growth of 4% at our international operations reflected a 3% increase from higher average guest spending at Disneyland Paris and Hong Kong Disneyland Resort and a 1% increase from special event activity at Disneyland Paris, while volume was flat compared to the prior-year period. Guest spending growth was primarily due to higher merchandise, food and beverage spending and average ticket prices and average daily hotel room rates. Volumes were flat as declines in attendance and occupied room nights at Disneyland Paris were offset by attendance growth at Hong Kong Disneyland Resort.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

The following table presents supplemental park and hotel statistics:

	Domestic		International (2)		Total
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Parks
Increase/(decrease)
Attendance	5%	3%	1%	3%	4%	3%
Per Capita Guest Spending	8%	7%	2%	3%	7%	6%
Hotels (1)
Occupancy	80%	82%	82%	84%	80%	82%
Available Room Nights (in thousands)	7,918	7,307	1,845	1,847	9,763	9,154
Per Room Guest Spending	$271	$261	$295	$287	$276	$267

(1)
Per room guest spending consists of the average daily hotel room rate as well as guest spending on food, beverage and merchandise at the hotels. Hotel statistics include rentals of Disney Vacation Club units.

(2)
Per capita guest spending and per room guest spending exclude the impact of foreign currency translation. The euro to U.S. dollar weighted average foreign currency exchange rate was $1.31 for the nine months ended June 29, 2013 and June 30, 2012.

Costs and Expenses
Operating expenses include operating labor, which increased by $204 million from $2,876 million to $3,080 million, and cost of sales, which increased $36 million from $942 million to $978 million. Higher operating labor was primarily due to new guest offerings and labor cost inflation. The increase in cost of sales was driven by higher volumes and inflation. Operating expenses, which include costs associated with maintenance, investments in systems infrastructure, utilities, and property taxes, increased due to new guest offerings, inflation, and the absence of business interruption insurance proceeds related to the impact of the 2011 earthquake and tsunami in Japan on Tokyo Disney Resort, which were collected in the prior year. The increase in other operating costs associated with new guest offerings was primarily due to the Disney Fantasy cruise ship, which was launched in March 2012, and pre-opening costs at Shanghai Disney Resort.
The increase in selling, general, administrative and other costs was due to investments in systems infrastructure.
The increase in depreciation and amortization was primarily due to the expansion at Walt Disney World Resort and Disney California Adventure, the Disney Fantasy and costs associated with the planned refurbishment of the Disney Magic cruise ship.
Segment Operating Income
Segment operating income increased 17%, or $244 million, to $1,649 million due to an increase at our domestic parks and resorts.

Studio Entertainment
Operating results for the Studio Entertainment segment are as follows:

	Nine Months Ended		% Change
(in millions)	June 29, 2013	June 30, 2012	Better/ (Worse)
Revenues
Theatrical distribution	$1,411	$1,193	18%
Home entertainment	1,377	1,669	(17)%
TV/SVOD distribution and other	1,685	1,561	8%
Total revenues	4,473	4,423	1%
Operating expenses	(2,155)	(2,173)	1%
Selling, general, administrative and other	(1,647)	(1,494)	(10)%
Depreciation and amortization	(118)	(114)	(4)%
Operating Income	$553	$642	(14)%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Revenues
Higher theatrical distribution revenues were driven by more significant new releases in the current year. Significant new releases in the current year included Marvel's Iron Man 3, Oz The Great and Powerful, Wreck-it Ralph, Monsters University and Lincoln, whereas the prior year included Marvel's The Avengers, John Carter, Brave and The Muppets.
Lower home entertainment revenue reflected a 14% decrease from a decline in unit sales and a 3% decrease from lower net effective pricing. Net effective pricing is the wholesale selling price adjusted for discounts, sales incentives and returns. Significant titles in the current year included Brave, Wreck-it Ralph, Marvel's The Avengers and Oz The Great and Powerful while the prior year included Cars 2, The Lion King Diamond Release, Pirates of the Caribbean: On Stranger Tides, The Help and The Muppets.
The increase in TV/SVOD distribution and other revenue was driven by a SVOD sale of library titles in the current year and the inclusion of revenues from Lucasfilm's special effects business.
Costs and Expenses
Operating expenses include a decrease of $2 million in film cost amortization, from $1,246 million to $1,244 million, driven by lower film cost write-downs compared to the impairment of John Carter in the prior-year nine-month period and lower home entertainment volume, which were largely offset by higher amortization due to increased theatrical distribution revenues. Operating expenses also include distribution costs and cost of goods sold, which decreased $16 million from $927 million to $911 million, driven by a decline in worldwide home entertainment sales volume, partially offset by the inclusion of Lucasfilm and higher theatrical distribution costs.
The increase in selling, general, administrative and other costs was due to higher theatrical pre-release marketing expenses driven by The Lone Ranger and higher marketing expenses due to more significant new releases during the current year. The increase in general and administrative costs was driven by the inclusion of Lucasfilm.
Segment Operating Income
Segment operating income decreased 14% to $553 million primarily due to declines in our home entertainment and theatrical distribution businesses, partially offset by lower film cost write-downs and an increase in our TV/SVOD business.
Restructuring and impairment charges
The Company recorded restructuring charges of $12 million and $4 million related to Studio Entertainment in the current and prior-year nine-month periods, respectively. The current nine-month period charges were for severance costs from organizational and cost structure initiatives.

Consumer Products
Operating results for the Consumer Products segment are as follows:

	Nine Months Ended (1)		% Change
(in millions)	June 29, 2013	June 30, 2012	Better/ (Worse)
Revenues
Licensing and publishing	$1,572	$1,464	7%
Retail and other	979	905	8%
Total revenues	2,551	2,369	8%
Operating expenses	(1,152)	(1,108)	(4)%
Selling, general, administrative and other	(526)	(505)	(4)%
Depreciation and amortization	(108)	(86)	(26)%
Operating Income	$765	$670	14%

(1) Certain reclassifications have been made to the operating and selling, general and administrative expense amounts presented in the prior-year nine-month period to conform to the current-year presentation. The reclassifications reflect, in part, changes to our organizational structure following leadership changes in the Consumer Products segment in early fiscal 2012. The amounts that will be reclassified for the fourth quarter of the prior fiscal year are comparable to the amounts reclassified in the first through third quarters of the current period.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Revenues
Licensing and publishing revenues increased 7% due to increases of 6% from licensing and 1% from publishing. The increase at licensing was due to the inclusion of Lucasfilm and the performance of Disney Junior, Mickey and Minnie and Monsters University merchandise, partially offset by lower revenue from sales of Cars merchandise. Merchandise Licensing growth also benefited from a licensee audit settlement and lower revenue share with the Studio Entertainment segment reflecting a higher mix of revenues from properties subject to revenue share in the prior-year nine-month period driven by sales of Cars merchandise.
Retail and other revenue increased 8% due to an increase at our retail business, driven by higher comparable store sales in North America, Japan and Europe, online sales growth in North America and Europe, and the benefit of store format changes in North America and Japan.
Costs and Expenses
Operating expenses included an increase of $18 million in cost of goods sold, from $451 million to $469 million, due to increased sales volume at our retail business. Operating expenses also include labor, occupancy and distribution costs. Higher labor related costs and retail occupancy and distribution costs drove a 2% increase in operating expenses..
The increase in selling, general, administrative and other costs was driven by the inclusion of Lucasfilm.
The increase in depreciation and amortization was due to amortization of intangible assets resulting from the acquisition of Lucasfilm.
Segment Operating Income
Segment operating income increased 14% to $765 million due to increases at our licensing and retail businesses.
Restructuring and impairment charges
The Company recorded restructuring charges of $20 million and $15 million related to Consumer Products in the current and prior-year nine-month periods, respectively, for severance and leasehold improvement impairment costs from organizational and cost structure initiatives.

Interactive
Operating results for the Interactive segment are as follows:

	Nine Months Ended		% Change
(in millions)	June 29, 2013	June 30, 2012	Better/ (Worse)
Revenues
Game sales and subscriptions	$477	$484	(1)%
Advertising and other	191	170	12%
Total revenues	668	654	2%
Operating expenses	(426)	(425)	—%
Selling, general, administrative and other	(313)	(332)	6%
Depreciation and amortization	(32)	(37)	14%
Operating Loss	$(103)	$(140)	26%
Revenues
The decrease in game sales and subscriptions revenue is driven by a 12% decrease due to a decline in licensed and self-published console game revenues. This decrease was offset by a 6% increase from higher mobile game sales driven by more titles in the current nine-month period and an increase of 6% due to the inclusion of revenues from Lucasfilm.
Higher advertising and other revenue was due to a new licensing agreement for Disney-branded mobile phones and content in Japan, which commenced in February 2012, partially offset by an unfavorable impact of foreign currency translation as a result of the strengthening of the U.S. dollar against the Japanese yen.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Costs and Expenses
Operating expenses included a $5 million increase in cost of sales from $191 million to $196 million and a $4 million decrease in product development costs from $234 million to $230 million. Higher cost of sales was due to the inclusion of cost of sales for Lucasfilm and increases at our mobile game business, partially offset by decreases at our console games business. Lower product development costs were due to a decrease at our console and online games businesses, partially offset by increases at our social and mobile games businesses.
The decrease in selling, general, administrative and other costs is due to lower acquisition accounting expenses at our social games business.
Segment Operating Loss
Segment operating loss decreased from $140 million to $103 million driven by improved results at our Japan mobile and social games businesses, partially offset by a decline at our console games business.
Restructuring and impairment charges
The Company recorded restructuring charges of $8 million and $9 million related to Interactive in the current and prior-year nine-month periods, respectively, primarily for severance costs from organizational and cost structure initiatives.

OTHER FINANCIAL INFORMATION
Corporate and Unallocated Shared Expenses
Corporate and unallocated shared expenses are as follows:

	Quarter Ended		% Change	Nine Months Ended		% Change
(in millions)	June 29, 2013	June 30, 2012	Better/ (Worse)	June 29, 2013	June 30, 2012	Better/ (Worse)
Corporate and unallocated shared expenses	$(115)	$(107)	(7)%	$(367)	$(334)	(10)%

The increase in Corporate and unallocated shared expenses for the nine-month period was driven by the timing of allocations to operating segments and higher charitable contributions.
Net Interest Expense
Net interest expense is as follows:

	Quarter Ended		% Change	Nine Months Ended		% Change
(in millions)	June 29, 2013	June 30, 2012	Better/ (Worse)	June 29, 2013	June 30, 2012	Better/ (Worse)
Interest expense	$(93)	$(115)	19%	$(268)	$(357)	25%
Interest and investment income	10	22	(55)%	59	79	(25)%
Net interest expense	$(83)	$(93)	11%	$(209)	$(278)	25%
The decrease in interest expense for the quarter and nine-month period was primarily due to lower effective interest rates.
The decrease in interest and investment income for the quarter and nine-month period was driven by write-downs of investments.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Income Taxes
The effective income tax rate is as follows:

	Quarter Ended		Change		Nine Months Ended		Change
	June 29, 2013	June 30, 2012	Better/ (Worse)		June 29, 2013	June 30, 2012	Better/ (Worse)
Effective Income Tax Rate	34.2%	32.8%	(1.4)	ppt	31.1%	33.1%	2.0	ppt
The increase in the effective income tax rate for the current quarter was driven by changes in our estimated full year effective income tax rate, which is the rate used to determine the quarterly tax provision.  The estimated full year effective rate is adjusted each quarter based on information available at the end of that quarter. This impact was unfavorable in the current quarter whereas it was favorable in the prior-year quarter.
The decrease in the effective income tax rate for the nine-month period was primarily due to favorable tax adjustments related to pre-tax earnings in prior years.
Noncontrolling Interests
Net income attributable to noncontrolling interests is as follows:

	Quarter Ended		% Change	Nine Months Ended		% Change
(in millions)	June 29, 2013	June 30, 2012	Better/ (Worse)	June 29, 2013	June 30, 2012	Better/ (Worse)
Net income attributable to noncontrolling interests	$187	$205	9%	$351	$345	(2)%
The decrease in net income attributable to noncontrolling interests for the quarter was due to higher recognition of royalties and management fees at Disneyland Paris and Hong Kong Disneyland Resort, partially offset by improved operating results at ESPN.
The increase in net income attributable to noncontrolling interests for the nine-month period was due to increased earnings at ESPN, partially offset by higher recognition of royalties and management fees at Disneyland Paris and Hong Kong Disneyland Resort and the impact of pre-opening costs at Shanghai Disney Resort.
Net income attributable to noncontrolling interests is determined on income after royalties and management fees, financing costs and income taxes.

FINANCIAL CONDITION
The change in cash and cash equivalents is as follows:

	Nine Months Ended		% Change Better/ (Worse)
(in millions)	June 29, 2013	June 30, 2012
Cash provided by operations	$6,717	$6,431	4%
Cash used in investing activities	(3,662)	(3,470)	(6)%
Cash used in financing activities	(2,436)	(1,680)	(45)%
Impact of exchange rates on cash and cash equivalents	(74)	(92)	20%
Increase in cash and cash equivalents	$545	$1,189	(54)%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Operating Activities
Cash provided by operating activities increased 4% to $6.7 billion for the current nine-month period compared to $6.4 billion in the prior-year nine-month period. The increase was primarily due to higher operating cash receipts from increased revenues at Parks and Resorts, Media Networks, and Consumer Products, lower income tax payments at Corporate, and higher operating cash receipts at Studio Entertainment driven by timing of receivable collections.  These increases were partially offset by higher cash payments at Corporate, Studio Entertainment, Media Networks, and Parks and Resorts.  The increase in cash payments at Corporate was due to the payment related to the Celador litigation and timing of disbursements.  The increase in cash payments at Studio Entertainment was primarily due to higher film production spending and timing of participation payments.  The increase in cash payments at Media Networks was due to higher television programming and production spending, while the increase in cash payments at Parks and Resorts was due to higher operating labor costs, partially offset by the absence of a repurchase of mortgage receivables, which occurred in the prior-year nine-month period.
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

The Company’s film and television production and programming activity for the nine months ended June 29, 2013 and June 30, 2012 are as follows:

	Nine Months Ended
(in millions)	June 29, 2013	June 30, 2012
Beginning balances:
Production and programming assets	$5,217	$5,031
Programming liabilities	(812)	(866)
	4,405	4,165
Spending:
Film and television production	2,856	2,528
Broadcast programming	4,041	3,700
	6,897	6,228
Amortization:
Film and television production	(2,588)	(2,505)
Broadcast programming	(3,952)	(3,538)
	(6,540)	(6,043)

Change in film and television production and programming costs	357	185
Other non-cash activity	51	164
Ending balances:
Production and programming assets	5,441	5,117
Programming liabilities	(628)	(603)
	$4,813	$4,514

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Investing Activities
Investing activities consist principally of investments in parks, resorts and other property and acquisition and divestiture activity.
The Company's investments in parks, resorts and other property for the nine months ended June 29, 2013 and June 30, 2012 are as follows:

Investments in parks, resorts and other property	Nine Months Ended
(in millions)	June 29, 2013	June 30, 2012
Media Networks
Cable Networks	$111	$88
Broadcasting	43	42
Total Media Networks	154	130
Parks and Resorts
Domestic	752	1,840
International	623	459
Total Parks and Resorts	1,375	2,299
Studio Entertainment	41	49
Consumer Products	27	46
Interactive	11	16
Corporate	201	311
	$1,809	$2,851
Capital expenditures for the Parks and Resorts segment are principally for theme park and resort expansion, new rides and attractions, cruise ships, recurring capital and capital improvements, and systems infrastructure. The decrease at our domestic parks and resorts operations was due to higher spending in the prior year, which included the final progress payment for the Disney Fantasy cruise ship, the expansion of Disney California Adventure and construction of Disney's Art of Animation Resort. The increase at our international parks and resorts operations reflected higher current-year spending on the Shanghai Disney Resort.
Capital expenditures at Media Networks primarily reflect investments in facilities and equipment for expanding and upgrading broadcast centers, production facilities and television station facilities.
Capital expenditures at Corporate primarily reflect investments in corporate facilities, information technology and other equipment. The decrease reflected higher spending in the prior-year period for corporate facilities.
Other Investing Activities
During the current nine-month period, acquisitions totaled $2.3 billion due to the acquisition of Lucasfilm and proceeds from dispositions totaled $345 million due to the sale of our 50% equity interest in ESPN STAR Sports. In the prior-year nine-month period, acquisitions totaled $737 million primarily due to the acquisition of an incremental 43% interest in UTV and a 49% interest in a television broadcast business in Russia.

Financing Activities
Cash used in financing activities was $2.4 billion in the current nine-month period compared to $1.7 billion in the prior-year nine-month period. Cash used in financing activities in the current nine-month period was due to repurchases of common stock of $2.7 billion and dividends of $1.3 billion, partially offset by net proceeds from borrowings of $1.1 billion and proceeds from the exercise of stock options of $0.5 billion. The increase in cash used in financing activities of $0.8 billion versus the prior-year nine-month period was primarily due to higher repurchases of common stock of $0.7 billion, lower proceeds from the exercise of stock options of $0.3 billion and higher dividends of $0.2 billion, partially offset by higher contributions from our International Theme Parks joint venture partners of $0.3 billion.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

During the nine months ended June 29, 2013, the Company’s borrowing activity was as follows:

	September 29, 2012	Additions	Payments	Other Activity	June 29, 2013
Commercial paper borrowings	$2,050	$—	$(2,000)	$—	$50
U.S. medium-term notes	10,117	3,778	(750)	7	13,152
European medium-term notes and other foreign currency denominated borrowings (1)	1,315	122	(59)	(217)	1,161
Other (2)	562	—	(15)	(180)	367
Hong Kong Disneyland borrowings	267	—	—	6	273
Total	$14,311	$3,900	$(2,824)	$(384)	$15,003
(1) The other activity is primarily the impact of foreign currency translation as a result of the strengthening of the U.S. dollar against the Japanese yen.
(2) The other activity is primarily market value adjustments for debt with qualifying hedges.
The Company’s bank facilities as of June 29, 2013 were as follows:

(in millions)	Committed Capacity	Capacity Used	Unused Capacity
Bank facility expiring March 2014	$1,500	$—	$1,500
Bank facility expiring February 2015	2,250	—	2,250
Bank facility expiring June 2017	2,250	—	2,250
Total	$6,000	$—	$6,000
At September 29, 2012, the Company had two bank facilities, each for $2.25 billion. On March 15, 2013, the Company entered into an additional $1.5 billion 364-day credit agreement with a syndicate of lenders.  These bank facilities are used to support commercial paper borrowings and allow for borrowings at LIBOR-based rates plus a spread depending on the Company’s long-term debt ratings assigned by Moody's Investors Service and Standard & Poor's. The spread above LIBOR can range from 0.23% to 1.93%. The Company also has the ability to issue up to $800 million of letters of credit under the facility expiring in February 2015, which if utilized, reduces available borrowings under this facility. As of June 29, 2013, $242 million of letters of credit were outstanding, of which none were issued under this facility.
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
During the nine months ended June 29, 2013, the Company repurchased 49 million shares of its common stock for $2.7 billion. As of June 29, 2013, the Company had remaining authorization in place to repurchase 183 million additional shares. The repurchase program does not have an expiration date.
We believe that the Company’s financial condition is strong and that its cash balances, other liquid assets, operating cash flows, access to debt and equity capital markets and borrowing capacity, taken together, provide adequate resources to fund ongoing operating requirements and future capital expenditures related to the expansion of existing businesses and development of new projects. However, the Company’s operating cash flow and access to the capital markets can be impacted by macroeconomic factors outside of its control. In addition to macroeconomic factors, the Company’s borrowing costs can be impacted by short- and long-term debt ratings assigned by nationally recognized rating agencies, which are based, in significant part, on the Company’s performance as measured by certain credit metrics such as interest coverage and leverage ratios. As of June 29, 2013, Moody’s Investors Service’s long- and short-term debt ratings for the Company were A2 and P-1, respectively, with stable outlook; Standard & Poor’s long- and short-term debt ratings for the Company were A and A-1, respectively, with stable outlook; and Fitch’s long- and short-term debt ratings for the Company were A and F1, respectively, with stable outlook. The Company’s bank facilities contain only one financial covenant, relating to interest coverage, which the Company met on June 29, 2013, by a significant margin. The Company’s bank facilities also specifically exclude certain entities, including the International Theme Parks, from any representations, covenants or events of default.

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
Based on their evaluation as of June 29, 2013, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.
There have been no changes in our internal controls over financial reporting during the third quarter of fiscal 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended June 29, 2013:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
March 31, 2013 – April 30, 2013	997,823	$59.13	927,300	195 million
May 1, 2013 – May 31, 2013	1,012,790	65.47	942,700	194 million
June 1, 2013 – June 29, 2013	10,807,277	63.62	10,744,000	183 million
Total	12,817,890	63.42	12,614,000	183 million

(1)
203,890 shares were purchased on the open market to provide shares to participants in the Walt Disney Investment Plan (WDIP) and Employee Stock Purchase Plan (ESPP). These purchases were not made pursuant to a publicly announced repurchase plan or program.

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
James A. Rasulo, Senior Executive Vice President and Chief Financial Officer
August 6, 2013
Burbank, California

INDEX OF EXHIBITS

Number and Description of Exhibit (Numbers Coincide with Item 601 of Regulation S-K)		Document Incorporated by Reference from a Previous Filing or Filed Herewith, as Indicated below

10.1	Amendment dated July 1, 2013 to the Amended and Restated Employment Agreement, dated as of October 6, 2011, between the Company and Robert A. Iger	Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed July 1, 2013

10.2	Description of Non-Management Director Compensation	Filed herewith

12.1	Statement Regarding Ratio of Earnings to Fixed Charges	Filed herewith

31(a)	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31(b)	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32(a)	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished

32(b)	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity and (vi) related notes
Filed

*
A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.